Form 10-K
period 1993-12-31
SONOCO PRODUCTS CO
filed 1994-03-30
CIK 91767

                      SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D. C.

                                    20549

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of

                     THE SECURITIES EXCHANGE ACT OF 1934



FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993         COMMISSION FILE NUMBER 0-516


                           SONOCO PRODUCTS COMPANY

                              -----------------

       Incorporated under the laws       I.R.S. Employer Identification
            of South Carolina                    No. 57-0248420

                             Post Office Box 160

                    Hartsville, South Carolina 29551-0160

                           Telephone: 803-383-7000


Securities registered pursuant to Section 12(g) of the Act:

         TITLE OF EACH CLASS               NAME OF EXCHANGE ON WHICH REGISTERED
         -------------------               ------------------------------------
       No par value common stock                           NASDAQ

  Series A Cumulative Preferred Stock                      NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X          No
                                        ------          ------

Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of voting stock held by nonaffiliates of the registrant (based on the NASDAQ National Market System closing price) on March 6, 1994, was $2,084,687,112.

As of March 6, 1994, there were 86,861,963 shares of no par value common stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Annual Report to Shareholders for the fiscal year ended
  December 31, 1993, are incorporated by reference in Parts I, II and IV; portions of the Proxy Statement for the annual meeting of shareholders to be held on April 20, 1994, are incorporated by reference in Part III.

            SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES


                             -------------------


                                     PART I

ITEM 1.      BUSINESS

         The Company

         The Company, a South Carolina corporation founded in Hartsville, South Carolina, in 1899, is a major multinational manufacturer of paperboard-based and plastic-based packaging products. The Company is also vertically integrated into paperboard production and recovered-paper collection. The paperboard utilized in the Company's packaging products is produced substantially from recovered paper.
         The Company operates an extensive network of plants in the United States and has subsidiaries in Europe, Canada, Mexico, South America, Australia and Asia, and affiliates in the United Kingdom, Canada, Japan and France. The Company's business is organized by global product lines in order to leverage its U.S. customer base, to take advantage of synergies from its worldwide operations and to serve its customers worldwide on a timely basis and with consistent quality.

         The Company serves a wide variety of industrial and consumer markets. Industrial markets, which represented approximately 58% of the Company's sales in 1993, include paper manufacturers, chemical and pharmaceutical producers, textile manufacturers, automotive manufacturers, and the building and construction industry. Consumer markets, which represented approximately 42% of the Company's sales in 1993, include food and beverage processors, the personal and health care industries, grocery store chains, household good manufacturers and consumer electronics. The Company believes that it is a leading producer in most markets served. One of the Company's strategic goals is to increase the proportion of consumer markets product sales in order to change the business mix between industrial and consumer markets to 50/50.

         The Company's operations are divided into four segments (three domestic and one international) for financial reporting purposes. Domestic segments include Converted Products, Paper and Miscellaneous. The Financial Reporting For Business Segments Table as shown in the Company's 1993 Annual Report to Shareholders, which is included as
         Exhibit 13, presents selected financial data by major lines of business or segments for each of the past three fiscal years. This table is hereby incorporated by reference and should be read in conjunction with the Management's Discussion and Analysis of the 1993 Annual Report to Shareholders, which is also hereby incorporated by reference.

         Acquisitions/Dispositions

         Acquisitions and business combinations have been, and are expected to continue to be, an important part of the Company's strategy for growth. Significant acquisitions during the past five years include the 1989 merger of the Company's plastic bottle operations with those of Graham Container Corporation and Graham Engineering Corporation to form a partnership, Sonoco Graham Company. The Company subsequently sold its 40% interest in Sonoco Graham Company to the other partners in 1991. Also in 1989, the Company acquired Hilex Poly Co., Inc. This company operated two plants and manufactured plastic bags for the grocery and retail markets. In 1990, as part of the Company's restructuring program, one of these plants, the Los Angeles operation, was closed. During 1990, the Company acquired Lhomme S.A. in France, which was the leading French manufacturer of paperboard, tubes and cores. In January 1992, the Company purchased the Trent Valley paper mill in Trenton, Ontario, Canada. This purchase provided Sonoco with a modern machine that allows for the production of higher grades of paper. In January 1993, the Company purchased all of the outstanding stock of Crellin Holding, Inc., an international manufacturer, designer and marketer of molded plastic products.

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                           -------------------------

         Acquisitions/Dispositions, Continued

         In January 1993, the Company also completed the acquisition of the OPV/Durener Group, Germany's second largest manufacturer of tubes and cores. In October 1993, the Company acquired Engraph, Inc. following the successful conclusion of a cash-tender offer and merger transaction. Engraph markets pressure-sensitive labels and package inserts, flexible packaging, screen process printing and paperboard cartons and specialties. Engraph, with approximately 1,600 employees, has 17 plants in the United States, one in Mexico and one in Puerto Rico. The acquisition of Engraph is an important strategic step in the Company's long-range goal to achieve a 50/50 mix in its industrial and consumer market sales. The availability of Engraph's product lines to the Company's existing customers is expected to provide new opportunities for expanding Engraph's consumer markets-based products, both domestically and internationally.

         Competition

         The Company believes it has several competitive advantages in the industrial and consumer Converted Products markets it serves. First, the Company sells many products within the Converted Products segment globally. As a result, the Company believes it has the capability to respond effectively to customers seeking national or international supply agreements. Secondly, the Company believes its technological leadership, reputation for quality and vertical integration has enabled the Company to coordinate its product development and global expansion with the rapidly changing needs of its major customers, who demand high-quality, state-of-the-art, environmentally compatible packaging. Thirdly, the Company and its customers have developed international standards to reduce costs and increase quality. Finally, the Company believes that its strategy of vertical integration, via the Paper segment, increases its control over the availability and quality of raw materials used in its products. With the 1993 acquisition of Engraph, the Company entered into a major new business that expands the Company's opportunities for growth in new packaging fields.

         Having operated internationally for more than 70 years, the International segment has been important in the Company's ability to serve and retain many of its customers that have international packaging requirements. The Company considers its ability to serve its customers worldwide in a timely, consistent and cost-effective manner a competitive advantage. The Company expects its international activities to provide an increasing portion of its future growth.

         The Company is the largest United States producer of high-density, high-molecular weight plastic carry-out grocery bags and maintains approximately a 40% share of the market. The Company sponsors recycling programs for the plastic carrier bag industry and has relationships with what it believes to be approximately one-half of all participating U.S. supermarkets offering a bag recycling program. Other similar products produced by the Company include roll bags for produce and bakery requirements, plastic bags for convenience stores and high-volume retail outlets and agricultural film.

         The Company's products are sold in highly competitive market environments. Within each of these markets, supply and demand are the major factors controlling the market environment. Additionally, and to a lesser degree, these markets are influenced by the overall rate of economic activity. Throughout the year, the Company remained highly competitive within each of the markets served. None of the Company's segments are seasonal to any significant degree.

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES


                       ------------------------------



ITEM 1.       BUSINESS, Continued

         Raw Materials

         The principal raw materials used by the Company are plastic resins, metal, pulpwood, recovered paper and paper. With the exception of pulpwood, recovered paper and paper, the Company's raw materials and supplies are purchased from a number of outside sources; however, the supply is considered adequate to meet the Company's requirements. Company-owned timberlands, timber-cutting rights and suppliers are believed to be sufficient to assure the future availability of pulpwood. Recovered paper used in the manufacture of paperboard is purchased either directly from suppliers near manufacturing operations or through the Company's subsidiary, Paper Stock Dealers, Inc. Although the Company considers the supply of raw materials to be adequate to meet its needs, the majority of raw materials are subject to some price volatility.

         Backlog

         Most customer orders are manufactured with a lead time not to exceed approximately three weeks. Long-term contracts, primarily for composite cans, exist for approximately 16% of trade sales (no one contract exceeds 3%). These contracts, which are for a specific duration, generally include price escalation provisions for raw materials, labor and overhead costs. There are no significant long-term purchase contracts as the Company considers the supply of raw materials adequate to meet its needs.

         Patents, Trademarks and Related Contracts

         No segment of the business is materially dependent upon the existence of patents, trademarks or related contracts.

         Research and Development

         The Company has 132 employees engaged in new product development and technical support for existing product lines. Company sponsored spending in this area was $12.9 million, $11.7 million and $9.9 million in 1993, 1992 and 1991, respectively. Spending focused on projects related to Sonoco's primary businesses and reflects a commitment to ensure that the Company is the technology leader in markets served. Customer-sponsored spending has been immaterial for the past three years.

         Environmental Protection

         The Company is subject to various federal, state and local environmental laws and regulations concerning, among other matters, wastewater effluent and air emissions. Compliance costs have not been significant due to the nature of the materials and processes used in manufacturing operations. The Company has been named as a potentially responsible party at five sites in the Northeast. These sites are believed to represent the Company's largest potential environmental problems. The Company has presently accrued $3.1 million as of December 31, 1993, with respect to these sites. Due to the complexity of determining clean-up costs associated with the sites, an estimate of the ultimate cost to the Company cannot be determined; however, costs will be accrued once reasonable estimates are determined.

         Employees

         The number of employees at December 31, 1993, was 16,472.

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                           -------------------------

ITEM 1.      BUSINESS, Continued


         Financial Information about Foreign and Domestic Operations and Export Sales

         The Company has subsidiaries and affiliates operating in 24 countries. The primary operations of the international subsidiaries are similar in products and markets served to our domestic businesses. The Management's Discussion and Analysis, the Financial Reporting for Business Segments, and Note 15 to the Financial Statements of the Annual Report to Shareholders are hereby incorporated by reference. United States export sales are immaterial.

ITEM 2.  PROPERTIES

         The main plant and corporate offices are located in Hartsville, South Carolina. The Company has 170 branch or manufacturing operations in the United States, 26 in Canada and 66 in 22 other international countries. There are 119 manufacturing operations in the converting segment, 33 in the paper segment, 92 in the international segment, and 18 in the miscellaneous segment at December 31, 1993.

         One hundred and one (101) domestic plants are owned in fee simple; sixty-five (65) are leased for terms up to ten years with options to renew for additional terms and four (4) have lease purchase agreements.

         The Company believes that its properties are suitable and adequate for current needs and that the total productive capacity is adequately utilized.


ITEM 3.  LEGAL PROCEEDINGS

         In the normal course of business, the Company is a party to various legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. Although the level of future expenditures for legal and environmental matters is impossible to determine with any degree of probability, it is management's opinion that such costs when finally determined, will not have a material adverse effect on the consolidated financial position of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                           ------------------------


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

   Market and Market Prices of Common Stock

   Sonoco Products Company common stock is traded on the NASDAQ National Market System. The Comparative Highlights in the 1993 Annual Report to Shareholders (Exhibit 13 of this report) shows, by quarter, the high and low price on this market for the latest two years, and is hereby incorporated by reference.

   Approximate Number of Security Holders

   There were approximately 33,000 shareholder accounts as of March 9, 1994.

   Dividends

   The Comparative Highlights in the 1993 Annual Report to Shareholders is hereby incorporated by reference. There are certain restrictions with respect to the maintenance of financial ratios and the disposition of assets in several of the Company's loan agreements which may limit the Company's ability to pay cash dividends. The most restrictive covenant currently requires that tangible net worth at the end of each fiscal quarter be greater than $200 million through April 3, 1994, and $365 million thereafter. The Company is prohibited from paying cash dividends if these requirements are not met. Additionally, the terms of the Company's Series A Cumulative Convertible Preferred Stock prohibits payment of dividends on any junior class of stock, including the Company's Common Stock, unless full cumulative dividends on the Series A Cumulative Convertible Preferred Stock have been paid or declared and set aside for payment for all past Dividend payment periods.



ITEM 6.  SELECTED FINANCIAL DATA

   The Selected Eleven-Year Financial Data in the 1993 Annual Report to Shareholders provides the required data, and is hereby incorporated by reference.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information presented under Management's Discussion and Analysis of the 1993 Annual Report to Shareholders is hereby incorporated by reference.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Report of Independent Accountants.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



To the Shareholders and Directors
Sonoco Products Company:

We have audited the consolidated financial statements of Sonoco Products Company as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, which financial statements are included on pages 28 through 37 of the 1993 Annual Report to Shareholders of Sonoco Products Company and incorporated by reference herein. We have also audited the financial statement schedules listed in Item 14 of this form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonoco Products Company as of December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Notes 12 and 13 to the consolidated financial statements, the Company changed its method of accounting for postretirement benefits other than pensions and income taxes in 1992.
                                                      /s/ Coopers & Lybrand
                                                      -------------------------
                                                      COOPERS & LYBRAND





Charlotte, North Carolina
January 28, 1994

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                           -------------------------



ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Continued

      Consolidated Financial Statements

      The consolidated financial statements and notes to consolidated financial statements for Sonoco Products Company included in the 1993 Annual Report to Shareholders (Exhibit 13 of this Report) are hereby incorporated by reference.

      Supplementary Financial Data

      The Comparative Highlights in the 1993 Annual Report to Shareholders is hereby incorporated by reference.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On July 15, 1992, the Company filed an 8-K pertaining to the Company's change in certifying accountant of Sonoco U.K. Ltd. Inc., a significant wholly owned subsidiary of Sonoco Products Company. The Company disengaged Wheawill and Sudworth and retained Coopers & Lybrand as independent accountants for Sonoco U.K. Ltd. Inc.

      The Form 8-K is incorporated herein by reference.

            SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                          --------------------------

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Identification of Directors

         The Directors of Sonoco Products Company and Compliance with the Securities Exchange Act of 1934 are shown on pages 6 through 12 and page 25, respectively, of the Definitive Proxy Statement (included as Exhibit 99-1 of this report) and are hereby incorporated by reference.

         Identification of Executive Officers

                                                                   Year First
                                                                     Elected        Business Experience
  Name                            Age     Position                   Officer        During Last Five Years
  ----                            ---     --------                   -------        ----------------------
C. W. Coker                       60     Chairman of the               1961         Present position since 1990,
                                          Board and Chief                           previously having served as
                                          Executive Officer                         President since 1970.

R. C. King, Jr.                   59     President and                 1979         Present position since 1990,
                                          Chief Operating                           previously having served as
                                          Officer                                   Senior Vice President since
                                                                                    1987.

T. C. Coxe, III                   63     Senior Executive              1977         Present position since 1993,
                                           Vice President                           previously having served as
                                                                                    Executive Vice President since
                                                                                    1985.

L. Benatar                        63     Senior Vice                   1993         Present position since 1993.
                                          President                                 Chairman and Chief Executive
                                                                                    Officer of Engraph, Inc. since 1981.

P. C. Browning                    52     Executive Vice                1993         Present position since 1993,
                                          President - Global                        previously having served as
                                          Industrial Products                       Chairman and Chief Executive
                                          and Paper Divisions                       Officer - National Gypsum
                                                                                    Company since 1990, and President
                                                                                    and Chief Executive Officer - Gold
                                                                                    Bond Division of National Gypsum
                                                                                    Company since 1989.

C. W. Claypool                    58     Vice President -              1987         Present position since 1987.
                                          Paper Division

P. C. Coggeshall, Jr.             50     Vice President -              1979         Present position since 1991,
                                          Administration                            previously having served as
                                                                                    Group Vice President - Industrial
                                                                                    Products Division since 1986.





                                     III-1

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                         ---------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, Continued

          Identification of Executive Officers, Continued


                                                                          Year First
                                                                           Elected             Business Experience
   Name                                Age         Position                Officer             During Last Five Years
   ----                                ---         --------                -------             ----------------------

H. E. DeLoach, Jr.                     49        Group Vice                  1986              Present position since 1993,
                                                  President                                    previously having served as
                                                                                               Vice President - Film, Plastics
                                                                                               and Special Products since early
                                                                                               1993, and Vice President - High
                                                                                               Density Film Products since 1989.

R. C. Eimers, Ph.D.                    46        Vice President -            1988              Present position since 1988.
                                                  Human Resources

F. T. Hill, Jr.                        41        Vice President -            1987              Present position since January
                                                  Finance                                      1994, previously having served as
                                                                                               Vice President - Industrial
                                                                                               Products North America since 1990,
                                                                                               and Vice President - Finance since
                                                                                               1989.

R. E. Holley                           51        Vice President -            1987              Present position since 1993,
                                                  High Density                                 previously having served as
                                                  Film Products                                Vice President - Total Quality
                                                                                               Management since 1990, and
                                                                                               Vice President - Industrial
                                                                                               Products Division since 1987.

J. R. Kelley                           39        Vice President -            1994              Present position since January
                                                  Industrial Products                          1994, previously having served
                                                  Division - North America                     as Division Vice President -
                                                                                               Industrial Container since 1990, and
                                                                                               Area Manufacturing Manager -
                                                                                               Consumer Products  Division
                                                                                               since 1988.

H. J. Moran                            61        Group Vice President -      1987              Present position since 1993,
                                                  Consumer                                     previously having served as
                                                  Packaging Group                              Vice President and General Manager -
                                                                                               Consumer Packaging since 1990, and
                                                                                               Division Vice President and General
                                                                                               Manager - Consumer Products
                                                                                               Divison since 1985.

E. P. Norman, Jr.                      57        Vice President -            1989              Present position since 1989.
                                                  Technology

J. L. Coker                            53        Corporate Secretary         1969              Present position since 1969.

C. J. Hupfer                           47        Treasurer                   1988              Present position since 1988.







                                     III-2

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                           -------------------------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, Continued

     Family Relationships

     C. W. Coker and F. L. H. Coker are brothers and the first cousins of J. L. Coker and P. C. Coggeshall, Jr.



ITEM 11.   EXECUTIVE COMPENSATION

         Executive Compensation - Directors and Officers as shown on pages 14 - 20 and 22 of the Proxy Statement included as Exhibit 99-1 of this report is hereby incorporated by reference.



ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The security ownership of management as shown on page 13 of the Proxy Statement, Exhibit 99-1 of this report, is hereby incorporated by reference.



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Transactions with management as shown on page 23 of the Proxy Statement included as Exhibit 99-1 of this report is hereby incorporated by reference.





                                     III-3

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                           -------------------------


                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


Data incorporated by reference from the
1993 Annual Report to Shareholders
(included as Exhibit 13 of this report):

         Comparative Highlights (Selected Quarterly
         Financial Data)

         Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations

         Shareholders' Information (Selected Financial Data)

         Consolidated Balance Sheets as of
         December 31, 1993 and 1992

         Consolidated Statements of Income for
         the years ended December 31, 1993, 1992 and 1991

         Consolidated Statements of Changes
         Shareholders' Equity for the years ended
         December 31, 1993, 1992 and 1991

         Consolidated Statements of Cash Flows
         for the years ended December 31, 1993,
         1992 and 1991

         Notes to Consolidated Financial Statements

In response to Item 9 of this Form 10-K Annual Report, the Company's Current Report on Form 8-K filed on July 20, 1992 and Form 8-K/A filed on July 28, 1992 is incorporated by reference.

Data submitted herewith:

         Report of Independent Accountants

         Financial Statement Schedules:

            Schedule V - Property, Plant and Equipment

            Schedule VI - Accumulated Depreciation,
                          Depletion and Amortization of
                          Property, Plant and Equipment

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                         ----------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K, Continued

Financial Statement Schedules Continued:
         Schedule VIII - Valuation and Qualifying
                         Accounts

         Schedule IX - Short-Term Borrowings

         Schedule X - Supplementary Income
                      Statement Information

All other schedules are omitted because they are not required, are not applicable or the required information is given in the financial statements or notes thereto.

Exhibits:

 3       Articles of Incorporation and By-laws                                              *

 4       Instruments Defining the Rights of
         Securities Holders, including Indentures                                           *

11       Computation of Earnings Per Share

13       1993 Annual Report to Shareholders

21       Subsidiaries and Affiliates of the
         Registrant

23       Consents of Independent Accountants

99-1     Proxy Statement, filed in conjunction
         with annual shareholders' meeting
         scheduled for April 20, 1994

99-2     Form 11-K Annual Report - 1983 and
         1991 Sonoco Products Company Key
         Employee Stock Option Plans

99-3     Form 11-K Annual Report - Sonoco
         Products Company Employee Savings and
         Stock Ownership Plan

99-4     Form 11-K Annual Report -
         Sonoco Products Company
         Engraph, Inc. Retirement Plus Plan

         *Incorporated by reference to the Registrant's Form S-3 (File No.
          33-50501)

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                            ----------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K, Continued


Reports on Form 8-K

The Company filed a Current Report on Form 8-K on October 1, 1993, pertaining to the acquisition of Engraph, Inc. The items included in the Form 8-K were
Item 5 (Other Events) describing the Agreement and Plan of Merger and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

The Company filed a Current Report on Form 8-K on October 29, 1993, and a Form 8-K/A on November 4, 1993, pertaining to the acquisition of Engraph, Inc. The items included in the Form 8-K and Form 8-K/A were Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

              SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                           ----------------------------

                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

             for the years ended December 31, 1993, 1992 and 1991

                            (DOLLARS IN THOUSANDS)



   COLUMN A                           COLUMN B         COLUMN C        COLUMN D        COLUMN E        COLUMN F
   --------                          ----------        --------       ----------       --------        --------
                                     BALANCE AT                                                        BALANCE
                                     BEGINNING         ADDITIONS        RETIRE-         OTHER          AT END
 CLASSIFICATION                      OF PERIOD          AT COST         MENTS(A)       CHANGES(B)     OF PERIOD
 --------------                      ----------        ---------      -----------      ----------     ---------
Year ended December 31, 1993


Land                                 $   19,151       $     66        $   (113)      $   6,590      $   25,694
Timber resources                         24,420            929                                          25,349
Buildings                               226,758         15,549         (11,416)         37,042         267,933
Machinery and
  equipment                             820,553         83,095         (61,590)         93,189         935,247
Construction in
  progress                               44,118         15,957            (870)          2,268          61,473
                                     ----------       --------        --------        --------      ----------
                                     $1,135,000       $115,596        $(73,989)       $139,089      $1,315,696
                                     ==========       ========        ========        ========      ==========



Year ended December 31, 1992


Land                                 $   20,153       $    816        $   (133)       $ (1,685)     $   19,151
Timber resources                         22,522          1,898                                          24,420
Buildings                               210,912         17,633          (5,402)          3,615         226,758
Machinery and
  equipment                             771,101         72,185         (32,247)          9,514         820,553
Construction in
  progress                               27,446         16,773            (732)            631          44,118
                                     ----------       --------        --------        --------      ----------
                                     $1,052,134       $109,305        $(38,514)       $ 12,075      $1,135,000
                                     ==========       ========        ========        ========      ==========


Year ended December 31, 1991


Land                                 $   18,951       $    952        $    (28)       $    278      $   20,153
Timber resources                         15,402          7,120                                          22,522
Buildings                               190,005         20,831          (2,447)          2,523         210,912
Machinery and
  equipment                             743,393         69,978         (48,102)          5,832         771,101
Construction in
  progress                               35,950         (8,324)                           (180)         27,446
                                     ----------       --------        --------        --------      ----------
                                     $1,003,701       $ 90,557        $(50,577)       $  8,453      $1,052,134
                                     ==========       ========        ========        ========      ==========



(A) Includes fixed assets written off as part of the 1992 and 1990 restructuring reserve.

(B) Primarily relates to acquisitions and translation adjustments for foreign subsidiary assets.

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                        ----------------------------

       SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT

              for the years ended December 31, 1993, 1992 and 1991

                             (DOLLARS IN THOUSANDS)

                              --------------------



COLUMN A                               COLUMN B        COLUMN C        COLUMN D       COLUMN E        COLUMN F
- --------                               --------        --------       ---------       --------        --------
                                                      ADDITIONS
                                     BALANCE AT       CHARGED TO                                      BALANCE
                                      BEGINNING       COSTS AND       RETIRE-           OTHER          AT END
CLASSIFICATION                        OF PERIOD       EXPENSES        MENTS (A)      CHARGES(B)      OF PERIOD
- --------------                        ---------       ---------       ----------     ----------      ---------
Year ended December 31, 1993


Timber resources                       $ 12,624        $ 1,175        $               $              $ 13,799
Buildings                                66,674         11,109          (1,351)         2,273          78,705
Machinery and equipment                 441,684         75,437         (28,718)        (2,365)        486,038
                                       --------        -------        --------        -------        --------

                                       $520,982        $87,721        $(30,069)        $  (92)       $578,542
                                       ========        =======        ========         ======        ========



Year ended December 31, 1992


Timber resources                       $ 10,927        $ 1,697        $               $              $ 12,624
Buildings                                59,367          8,543          (1,724)           488          66,674
Machinery and equipment                 401,053         69,215         (24,343)        (4,241)        441,684
                                       --------        -------        --------        -------        --------

                                       $471,347        $79,455        $(26,067)       $(3,753)       $520,982
                                       ========        =======        ========        =======        ========



Year ended December 31, 1991


Timber resources                       $ 10,132        $   998        $   (203)       $              $ 10,927
Buildings                                53,363          7,529            (871)          (654)         59,367
Machinery and equipment                 377,615         64,584         (39,017)        (2,129)        401,053
                                       --------        -------        --------        -------        --------

                                       $441,110        $73,111        $(40,091)       $(2,783)       $471,347
                                       ========        =======        ========        =======        ========




(A) Includes accumulated depreciation on fixed assets reserved for write off as part of the 1992 and 1990 restructuring reserve.

(B) Includes translation adjustment of accumulated depreciation for foreign subsidiary companies.

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                         -------------------------------


               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

              for the years ended December 31, 1993, 1992 and 1991

                             (Dollars in thousands)




COLUMN A                                      COLUMN B        COLUMN C         COLUMN D         COLUMN E
- --------                                     ----------      ----------      ------------      ----------
                                                              ADDITIONS
                                             BALANCE AT      CHARGED TO                        BALANCE AT
                                             BEGINNING        COSTS AND                          END OF
DESCRIPTION                                  OF PERIOD        EXPENSES       DEDUCTIONS(1)       PERIOD
- -----------                                  ---------        ---------      ----------        ----------
      1993


Restructuring Reserve                           $39,130       $                $12,016         $27,114
                                                =======       =======          =======         =======

Goodwill Amortization                           $22,040       $ 8,024(2)       $ 5,661         $24,403
                                                =======       =======          =======         =======

Allowance for Doubtful
  Accounts                                      $ 3,511       $ 5,537(2)       $ 2,534         $ 6,514
                                                =======       =======          =======         =======


      1992


Restructuring Reserve                           $ 9,871       $42,000          $12,741         $39,130
                                                =======       =======          =======         =======

Goodwill Amortization                           $19,333       $ 3,854          $ 1,147         $22,040
                                                =======       =======          =======         =======

Allowance for Doubtful
  Accounts                                      $ 3,671       $ 1,737          $ 1,897         $ 3,511
                                                =======       =======          =======         =======


      1991


Restructuring Reserve                           $18,115       $                $ 8,244         $ 9,871
                                                =======       =======          =======         =======

Goodwill Amortization                           $18,657       $ 3,450          $ 2,774         $19,333
                                                =======       =======          =======         =======

Allowance for Doubtful
  Accounts                                      $ 2,508       $ 2,496          $ 1,333         $ 3,671
                                                =======       =======          =======         =======




(1)   Includes amounts written off, translation adjustments and payments.

(2) Increase in additions charged to costs and expenses in 1993 is related to acquisitions.

            SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                          ----------------------

                     SCHEDULE IX - SHORT-TERM BORROWINGS

             for the years ended December 31, 1993, 1992 and 1991

                            (Dollars in thousands)


       Column A                        Column B        Column C           Column D           Column E           Column F
- --------------------------         ----------------   -----------      --------------       ------------      ------------
                                                        Weighted                              Average          Weighted
                                                        Average          Maximum              Amount            Average
                                                        Interest        Amount Out-         Outstanding       Interest Rate
Category of Aggregate                 Balance at      Rate at End      standing During       During the         During the
Short-Term Borrowings (1)            End of Period      of Period        the Period          Period (2)        Period(3)
- -------------------------          ----------------   -----------      ---------------      ------------      -------------
Year Ended December 31, 1993
  Notes Payable - Banks                $56,666              6%             $64,426             $52,631             7%


Year Ended December 31, 1992
  Notes Payable - Banks                $61,799              9%             $75,118             $66,871            10%


Year Ended December 31, 1991
  Notes Payable - Banks                $43,503             11%             $48,762             $40,452            12%







(1) Represents borrowings consisting primarily of foreign denominated debt, under revolving lines of credit and term notes, excluding commercial paper borrowings which are classified as long-term.

(2)   Based on daily loan balances outstanding during the year.

(3) Based on actual interest rates in effect during the year weighted by the loan balances outstanding.

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                            ----------------------

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

             for the years ended December 31, 1993, 1992 and 1991

                            (Dollars in thousands)





        Column A                                                           COLUMN B
       -----------                                          -----------------------------------------


       Description                                                CHARGED TO COSTS AND EXPENSES
       -----------                                          -----------------------------------------
                                                              1993              1992            1991
                                                            -------           -------         -------

Maintenance and repairs                                     $96,854           $94,075         $86,845
                                                            =======           =======         =======





Amounts for depreciation and amortization of intangible assets, pre-operating costs and similar deferrals, taxes other than payroll and income taxes, royalties and advertising costs are not presented as such amounts are less than 1% of total sales.

            SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                          -------------------------

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March 1994.

                                                    SONOCO PRODUCTS COMPANY





                                                    /s/ C. W. Coker
                                                    ----------------------------
                                                        C. W. Coker
                                                        Chief Executive Officer





Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 29th day of March 1994.







 /s/ F. T. Hill, Jr.
 -------------------
     F. T. Hill, Jr.
     Vice President - Finance
     (Principal Accounting Officer)

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDARES

                         ----------------------------


SIGNATURES, Continued



/s/ C. W. Coker                     Chief Executive Officer and
- -----------------------------       Director (Principal Executive
C. W. Coker                         Officer)


/s/ R. C. King, Jr.                 President and Chief Operating
- ---------------------------         Officer and Director
R. C. King, Jr.


/s/ T. C. Coxe, III                 Senior Executive Vice President and
- ---------------------------         Director (Principal Financial Officer)
T. C. Coxe, III


/s/ L. Benatar                      Director
- ---------------------
L. Benatar


/s/ C. J. Bradshaw                  Director
- ---------------------------
C. J. Bradshaw


                                    Director
- ---------------------------
R. J. Brown


/s/ F. L. H. Coker                  Director
- -------------------------
F. L. H. Coker


                                    Director
- ---------------------------
J. L. Coker


/s/ A. T. Dickson                   Director
- ---------------------------
A. T. Dickson


                                    Director
- ---------------------------
R. E. Elberson


/s/ J. C. Fort                      Director
- ---------------------------
J. C. Fort


/s/ P. Fulton                       Director
- ---------------------------
P. Fulton


/s/ E. H. Lawton, Jr.               Director
- ---------------------------
E. H. Lawton, Jr.


/s/ H. L. McColl, Jr.               Director
- ---------------------------
H. L. McColl, Jr.


/s/ E. C. Wall, Jr.                 Director
- ---------------------------
E. C. Wall, Jr.