Form 10-Q
period 1994-04-03
SONOCO PRODUCTS CO
filed 1994-05-13
CIK 91767

                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                     20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended April 3, 1994                 Commission File No. 0-516


                            SONOCO PRODUCTS COMPANY


                                  __________


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

                                        Yes   X          No
                                            -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock at April 3, 1994:

                    Common stock, no par value: 86,890,841
                    ---------------------------------------

                            SONOCO PRODUCTS COMPANY


                                     INDEX



                                                                        Page
                                                                        ----
PART I.       FINANCIAL INFORMATION

      Consolidated Balance Sheets - April 3, 1994 and
              December 31, 1993                                          3

      Consolidated Statements of Income -
              Three Months Ended April 3, 1994 and
              April 4, 1993                                              4

      Consolidated Statements of Cash Flows -
              Three Months Ended April 3, 1994 and
              April 4, 1993                                            5 - 6

      Notes to Consolidated Financial Statements                         7

      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      8 - 10



PART II.      OTHER INFORMATION                                         11



SIGNATURE                                                               12

                            SONOCO PRODUCTS COMPANY
                    CONSOLIDATED BALANCE SHEETS (unaudited)
                       (Dollars and shares in thousands)

                                                      April 3,     December 31,
        Assets                                          1994          1993
        ------                                        --------     ------------
Current Assets
  Cash and cash equivalents                          $   35,499     $   25,858
  Receivables                                           275,323        255,617
  Inventories
      Finished and in process                            88,108         83,660
      Materials and supplies                             99,631        102,465
  Prepaid expenses                                       31,920         30,750
  Deferred income taxes                                  14,240         14,760
                                                     ----------     ----------
                                                        544,721        513,110
Property, Plant and Equipment                           734,846        737,154
Cost in Excess of Fair Value of Assets Purchased        336,780        339,653
Other Assets                                            126,775        117,208
                                                     ----------     ----------
  Total Assets                                       $1,743,122     $1,707,125
                                                     ==========     ==========

        Liabilities and Shareholders' Equity
        ------------------------------------
Current Liabilities
  Payable to suppliers                               $  128,197     $  129,389
  Accrued expenses and other                             70,524         60,407
  Accrued wages and other compensation                   14,650         22,633
  Restructuring reserve                                  19,600         27,114
  Notes payable and current portion of
      long-term debt                                     53,555         60,564
  Taxes on income                                        17,397          3,071
                                                     ----------     ----------
                                                        303,923        303,178
Long-Term Debt                                          491,852        455,262
Postretirement Benefit Obligation                       100,311         99,165
Deferred Income Taxes and Other                          60,096         61,156
Shareholders' Equity
  Serial preferred stock, no par value
      Authorized 30,000 shares
      Issued 3,450 shares                               172,500        172,500
  Common shares, no par value
      Authorized 150,000 shares
      Issued 91,841 shares                                7,175          7,175
  Capital in excess of stated value                      63,416         62,277
  Translation of foreign currencies                     (39,961)       (39,016)
  Retained earnings                                     637,960        623,500
  Treasury shares at cost
   (1994 - 4,950 shares; 1993 - 4,394 shares)           (54,150)       (38,072)
                                                     ----------     ----------
      Total shareholders' equity                        786,940        788,364
                                                     ----------     ----------
      Total liabilities and shareholders' equity     $1,743,122     $1,707,125
                                                     ==========     ==========

          See accompanying Notes to Consolidated Financial Statements

                            SONOCO PRODUCTS COMPANY
                 CONSOLIDATED STATEMENTS OF INCOME (unaudited)
               (Dollars and shares in thousands except per share)

                                                        Three Months Ended
                                                     ------------------------
                                                     April 3,        April 4,
                                                       1994           1993 *
                                                     --------        --------
Sales                                                $537,372        $466,938

Cost of sales                                         423,763         365,222

Selling, general and administrative expenses           59,287          51,175

Interest expense                                        8,648           7,651

Interest income                                          (319)         (1,423)
                                                     --------        --------

Income from operations before income taxes             45,993          44,313

Taxes on income                                        18,000          17,700
                                                     --------        --------

Income from operations before equity in
  earnings of affiliates                               27,993          26,613

Equity in earnings of affiliates                          107             295
                                                     --------        --------

Net income                                             28,100          26,908

Preferred dividends                                    (1,941)
                                                     --------        --------

Net income available to common shareholders          $ 26,159        $ 26,908
                                                     ========        ========


Per common share
- - ----------------

Net income available to common shareholders              $.30            $.31

Dividends - common                                      $.135           $.125

Average common shares outstanding                      87,178          87,196

* First quarter of 1993 restated to reflect the reclassification of certain costs.


          See accompanying Notes to Consolidated Financial Statements

                            SONOCO PRODUCTS COMPANY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (Dollars in thousands)

                                                                            Three Months Ended
                                                                       -----------------------------
                                                                       April 3,             April 4,
                                                                         1994                 1993
                                                                       --------             --------
Cash Flows From Operating Activities
- - ------------------------------------
Net income                                                             $ 28,100           $  26,908
Adjustments to reconcile net income to net
    cash provided by operating activities
        Depreciation, depletion and amortization                         27,603              21,687
        Equity in earnings of affiliates                                   (107)               (295)
        Deferred taxes                                                      (75)                525
        Loss on retired assets                                              674
        Changes in assets and liabilities, net of
            effects from acquisitions, dispositions
            and foreign currency adjustments:
                Accounts receivable                                     (20,316)             (6,957)
                Inventories                                              (1,473)              2,662
                Prepaid expenses                                         (1,199)              5,652
                Payables and taxes                                        7,553              (4,366)
                Other assets and liabilities                             (7,245)             (1,334)
                                                                       --------           ---------

Net cash provided by operating activities                                33,515              44,482

Cash Flows From Investing Activities
- - ------------------------------------
Purchase of property, plant and equipment                               (25,479)            (21,875)
Cost of acquisitions, exclusive of cash                                                    (100,500)
Proceeds from sale of assets                                              1,636
                                                                       --------           ---------

Net cash used by investing activities                                   (23,843)           (122,375)

Cash Flows From Financing Activities
- - ------------------------------------
Proceeds from issuance of debt                                           39,018              91,039
Principal repayment of debt                                              (8,926)            (14,498)
Cash dividends                                                          (13,618)            (10,900)
Treasury shares acquired                                                (17,813)
Treasury shares issued                                                    1,533               1,012
                                                                       --------           ---------

Net cash provided by financing activities                                   194              66,653

Effects of Exchange Rate Changes on Cash                                   (225)             (3,999)
                                                                       --------           ---------

Net Increase (Decrease) in Cash and Cash Equivalents                      9,641             (15,239)

Cash and cash equivalents at beginning of period                         25,858              38,068
                                                                       --------           ---------

Cash and cash equivalents at end of period                             $ 35,499           $  22,829
                                                                       ========           =========


          See accompanying Notes to Consolidated Financial Statements

                            SONOCO PRODUCTS COMPANY
          CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued
                             (Dollars in thousands)


Supplemental Cash Flow Disclosures:


                                                     Three Months Ended
                                                  ------------------------
                                                  April 3,        April 4,
                                                    1994            1993
                                                  --------        --------
Interest paid                                      $8,577          $8,019

Income taxes paid                                   3,628           3,695














          See accompanying Notes to Consolidated Financial Statements

                            SONOCO PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 1:     Basis of Interim Presentation

            In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods reported hereon. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report for the fiscal year ended December 31, 1993.

NOTE 2:     Dividend Declarations

            On April 20, 1994, the Board of Directors increased the quarterly common stock dividend from $.135 to $.14 per share, payable
            June 10 to shareholders of record May 20. The Board also declared a dividend of $.5625 per share on the $2.25 Series A Cumulative Convertible Preferred Stock payable August 1, 1994, to shareholders of record as of July 15, 1994.

NOTE 3:     Pending Acquisition

            On March 2, 1994, the Company announced the offer made to purchase M. Harland & Son Limited, one of the United Kingdom's leading producers of pressure-sensitive roll labels and one of the world's leading manufacturers of roll-label application equipment. Headquartered in the United Kingdom, the Harland Group has estimated annual sales of $32 million. The offer is subject to approval of each company's board of directors, satisfactory due diligence by Sonoco and negotiation and execution of a definitive purchase agreement.

                            SONOCO PRODUCTS COMPANY


Management's Discussion and Analysis of Financial Condition and Results of
- - --------------------------------------------------------------------------
Operations (unaudited)
- - ----------

         April 1994 Year-to-Date Compared with April 1993 Year-to-Date
         -------------------------------------------------------------

Results of Operations
- - ---------------------

Consolidated net sales for the first quarter of 1994 were $537.4 million compared with $466.9 million reported for the same period last year. Net income for the quarter was $28.1 million compared with 1993 first quarter's $26.9 million. First quarter income available to common shareholders after preferred dividends was $26.2 million in 1994. Earnings per share (EPS) were $.30 compared with $.31 in last year's first quarter.

Converted Products Segment

Trade sales for the converted products segment were $365.2 million, a 28.6% increase over 1993's first-quarter sales of $284.1 million. Operating profits were $35.6 million compared with $29.7 million in 1993. The increase in sales and profits for this segment reflects the year-to-year impact of the acquisitions of Engraph and Crellin, as well as increased demand in some traditional product lines.

Volume has remained strong in the consumer operations. The composite can operations continued the good performance of recent quarters with strong volume in nuts, snacks and juice concentrates, offsetting shortfalls in the powdered beverages and shortening markets. Sales of caulking cartridges, which are tied closely to housing construction, remained strong.

Engraph, Sonoco's newest acquisition and a producer of pressure-sensitive labels and coupons, screen process printing, flexible packaging and paperboard cartons and specialties, had a good first quarter with increased business in the health-care and personal-care markets in both labels and cartons. The coupon business has been down since the loss of significant volume in the tobacco industry. Engraph has been slowly replacing the tobacco coupon business with increased sales in beverage coupons and extended text labels.

Volume was up in the tube and core business, reflecting increased demand for paper mill cores, textile tubes and tape cores. Volume was off in textile cones. Sales of packaging forms increased with the addition of several major appliance manufacturers as customers. Fibre drum volume declined as sales shifted in part to plastic drums and intermediate bulk containers, which both had volume increases during the quarter.

Crellin, a manufacturer of injection molded plastic products, experienced good growth in most product segments during the quarter, especially textiles, wire, filtration and automotive.

                            SONOCO PRODUCTS COMPANY


Management's Discussion and Analysis of Financial Condition and Results of
- - --------------------------------------------------------------------------
Operations (unaudited), continued
- - ----------

Results of Operations, continued
- - ---------------------

Paper Segment

Total domestic paper sales were $71.3 million compared with $72.1 million in 1993. Operating profits were $13.7 million, down from $14.8 million in 1993. The decline in sales and profits is primarily the result of lower selling prices in specialty paperboard grades. A corrugating medium price increase was implemented late in 1993, but prices in the first quarter of 1994 were still below first quarter 1993 levels. Another corrugating medium industry price increase is scheduled for May and should result in improvement in this segment. Volume was up in cylinder board as internal sales increased with the improving business in the converting operations.

International Segment

Sales in the international segment were $89.4 million, down from $97.1 million in 1993. The decrease in sales is due to the disposition of several business units during 1993, as well as the stronger dollar. Sales from ongoing operations were ahead of the prior year because of acquisitions and growth in several geographic areas. Sales were down in international paper operations due to the closing of two paper mills and lower selling prices. Operating profits for the international segment were $5.1 million compared with $3.1 million in 1993. Profits were down in the paper operations, but they were offset by improved profits in the converting operations in certain geographic areas. Despite the profit increase, European operations continue to be negatively affected by the consolidation and restructuring of several operations. Significant effort is being focused on operating efficiencies, and there should be additional profit improvement as consolidation results begin to take effect later this year. Also, a major portion of the increase is due to the elimination of the one-month reporting lag in late 1993.

Miscellaneous Segment

Trade sales for the miscellaneous segment were $56.2 million compared with $57 million in 1993. Operating profits were $5.5 million, down from $7.5 million reported last year. Lower selling prices for plastic grocery bags were a factor in the decline of sales and profits in the miscellaneous segment.
Volume was up slightly in this segment with the plastic bag plants operating at near-capacity levels.

Sonoco's Baker Division, which manufactures reels for the wire and cable industry, showed a good increase in sales as the CATV business and home construction have been very strong.

                            SONOCO PRODUCTS COMPANY


Management's Discussion and Analysis of Financial Condition and Results of
- - --------------------------------------------------------------------------
Operations (unaudited), continued
- - ----------

Results of Operations, continued
- - ---------------------

Corporate

Interest income, interest expense and unallocated corporate expenses are excluded from the operating profits by segment and are captured in the corporate segment. Total expenses, net of income, for the corporate segment were $13.9 million, up from $10.8 million in 1993. Corporate interest expense increased, reflecting the debt incurred with the Engraph acquisition. There was also reduced interest income due to the early payment of the Sonoco Graham note in November 1993.


Liquidity and Capital Resources
- - -------------------------------

The Company's financial position remained strong through the first quarter.
The debt to capital percentage increased to 39.5% at April 3, 1994, from 38% at December 31, 1993. Debt increased primarily as a result of purchasing $17.8 million of the Company's common shares during the first quarter of 1994.

The Company expects internally generated cash flow along with borrowings available under its existing credit facilities to be sufficient to meet operating and normal capital expenditure requirements, as well as the funds needed for the pending acquisition of M. Harland & Son Limited described in
Note 3.

                            SONOCO PRODUCTS COMPANY

                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Company's annual meeting was held on April 20, 1994. At this meeting the following matters were approved by the shareholders:

  (1) Directors elected to three-year terms included C. W. Coker, A. T. Dickson, R. E. Elberson, J. C. Fort, and R. C. King, Jr. Elected to a one-year term was Leo Benatar.

  (2) Coopers & Lybrand, Certified Public Accountants, was re-elected as the independent auditors of the corporation.

  (3) The shareholders of the Company also approved amendments to the Company's Restated Articles of Incorporation and By Laws to the following effect:

         - Deletes the present fifteen person maximum number of directors the Company can have,

         - Gives the directors the ability to set the size of the Board of Directors, as well as to create and fill vacancies on the Board of Directors,

         - Requires that nominations for directors to be elected at any Annual Meeting of Shareholders, other than incumbent directors, be made in writing at least sixty days prior to the Annual Meeting, and

         -  Recognizes that the holders of the Company's $2.25
            Cumulative Convertible Preferred Stock have been given the right to elect two directors during any period in which payment of dividends on the Preferred Stock is in arrears, and makes it clear that any such directors are in addition to the directors elected by the Common Shareholders.

Item 6.  Exhibits and Reports on Form 8-K                            Page
         --------------------------------                            ----

(a)     Exhibit (11) - Computation of Earnings Per Share              13

(b) There were no reports on Form 8-K filed by the Company for the three months ended April 3, 1994.

                           SONOCO PRODUCTS COMPANY

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                SONOCO PRODUCTS COMPANY
                                       ----------------------------------------
                                                       (Registrant)



Date:   May 13, 1994                   By:       /s/ F. T. Hill, Jr.
     -----------------                    -------------------------------------

                                                     F. T. Hill, Jr.
                                                     Vice President -  Finance
                                                     (and Principal Accounting
                                                     Officer, in his respective
                                                     capacities as such)