Form 10-Q
period 1994-07-03
SONOCO PRODUCTS CO
filed 1994-08-16
CIK 91767

                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                     20549

                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarter Ended July 3, 1994        Commission File No. 0-516


                            SONOCO PRODUCTS COMPANY



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

                              Yes    X      No
                                   -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock at July 3, 1994:

                    Common stock, no par value:  86,994,693
                    ---------------------------------------

                            SONOCO PRODUCTS COMPANY


                                     INDEX


                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

     Consolidated Balance Sheets - July 3, 1994 and
         December 31, 1993                                                    3

     Consolidated Statements of Income -
         Three Months and Six Months Ended July 3, 1994
         and July 4, 1993                                                     4

     Consolidated Statements of Cash Flows -
         Six Months Ended July 3, 1994 and
         July 4, 1993                                                       5-6

     Notes to Consolidated Financial Statements                               7

     Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               8-11


PART II. OTHER INFORMATION                                                   12


SIGNATURE                                                                    13

                            SONOCO PRODUCTS COMPANY
                    CONSOLIDATED BALANCE SHEETS (unaudited)
                       (Dollars and shares in thousands)

                                                   July 3,        December 31,
                                                    1994              1993
                                                 ----------        ----------
               ASSETS
               ------
Current Assets
  Cash and cash equivalents                      $   27,120        $   25,858
  Trade accounts receivable, net of
    allowances for doubtful amounts
    of $6,286 and $6,514, respectively              280,322           232,628
  Other receivables                                  21,642            22,989
  Inventories:
        Finished and in process                      88,146            83,660
        Materials and supplies                      103,683           102,465
  Prepaid expenses                                   25,852            30,750
  Deferred income taxes                              13,528            14,760
                                                 ----------        ----------
                                                    560,293           513,110
Property, Plant and Equipment                       752,877           737,154
Cost in Excess of Fair Value of Assets
  Purchased                                         363,813           339,653
Other Assets                                        133,856           117,208
                                                 ----------        ----------
                                                 $1,810,839        $1,707,125
                                                 ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
Current Liabilities
  Payable to suppliers                              149,377           129,389
  Accrued expenses and other                         78,376            60,407
  Accrued wages and other compensation               21,479            22,633
  Restructuring reserve                              18,300            27,114
  Notes payable and current portion of
   long-term debt                                    52,227            60,564
  Taxes on income                                    12,396             3,071
                                                 ----------        ----------
                                                    332,155           303,178
Long-Term Debt                                      505,881           455,262
Postretirement Benefit Obligation                   101,433            99,165
Deferred Income Taxes and Other                      63,795            61,156

Shareholders' Equity
  Serial preferred stock, no par value
   Authorized 30,000 shares
   Issued 3,450 shares                              172,500           172,500
  Common stock, no par value
   Authorized 150,000 shares
   Issued 91,841 shares                               7,175             7,175
  Capital in excess of stated value                  63,869            62,277
  Translation of foreign currencies                 (39,714)          (39,016)
  Retained earnings                                 656,663           623,500
  Treasury shares at cost (1994 - 4,846
   shares; 1993 - 4,394 shares)                     (52,918)          (38,072)
                                                 ----------        ----------
     Total shareholders' equity                     807,575           788,364
                                                 ----------        ----------
     Total liabilities and shareholders' equity  $1,810,839        $1,707,125
                                                 ==========        ==========


          See accompanying Notes to Consolidated Financial Statements

                            SONOCO PRODUCTS COMPANY
                 CONSOLIDATED STATEMENTS OF INCOME (unaudited)
               (Dollars and shares in thousands except per share)



                                                                   Three Months Ended                        Six Months Ended
                                                               ----------------------------            ---------------------------
                                                                July 3,             July 4,              July 3,           July 4,
                                                                 1994                1993                 1994              1993
                                                               --------            --------            ----------         --------
Sales                                                          $564,391            $478,508            $1,101,763         $945,446
Cost of sales                                                   442,397             371,073               866,160          736,295
Selling, general and  administrative expenses                    60,084              49,799               119,371          100,974
Interest expense                                                  8,924               7,319                17,572           14,970
Interest income                                                    (602)             (1,388)                 (921)          (2,811)
                                                               --------            --------            ----------         --------
Income from operations before
  income taxes                                                   53,588              51,705                99,581           96,018
Taxes on income                                                  20,800              20,100                38,800           37,800
                                                               --------            --------            ----------         --------
Income from operations before
  equity in earnings of affiliates                               32,788              31,605                60,781           58,218
Equity in earnings of affiliates                                     48                 203                   155              498
                                                               --------            --------            ----------         --------
Net Income                                                       32,836              31,808                60,936           58,716
Preferred Dividends                                              (1,941)                                   (3,882)
                                                               --------            --------            ----------         --------
Net income available to
  common shareholders                                          $ 30,895            $ 31,808            $   57,054         $ 58,716
                                                               ========            ========            ==========         ========

Average shares outstanding                                                                                 87,059           87,260

Per share
- - ---------
  Net income available to
    common shareholders                                        $    .36            $    .36            $      .66         $    .67
                                                               ========            ========            ==========         ========

  Dividends - common                                           $    .14            $   .135            $     .275         $    .26

         See accompanying Notes to Consolidated Financial Statements

                            SONOCO PRODUCTS COMPANY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (Dollars in thousands)

                                                                   SIX MONTHS ENDED
                                                             ------------------------------
                                                                July 3,            July 4,
                                                                 1994               1993
                                                             ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $   60,936          $   58,716
Adjustments to reconcile net income to net
 cash provided by operating activities:
      Depreciation, depletion and amortization                   54,882              45,257
      Equity in earnings of affiliates                             (153)               (498)
      Deferred taxes                                              2,997               2,507
      Changes in assets and liabilities net of
        effects from acquisitions/dispositions
        and foreign currency adjustments:
          Accounts receivable                                   (42,189)             (9,665)
          Inventories                                              (530)              1,780
          Prepaid expenses                                        5,825              13,660
          Payables and taxes                                     21,202             (23,310)
          Other assets and liabilities                           (8,324)            (11,387)
                                                               --------           ---------

Net cash provided by operating activities                        94,646              77,060
                                                               --------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                       (54,067)            (56,558)
Cost of acquisitions, exclusive of cash                         (26,457)           (101,296)
Proceeds from the sale of assets                                  1,743              29,480
                                                               --------           ---------

Net cash used by investing activities                           (78,781)           (128,374)
                                                               --------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt                                   61,538             114,233
Principal repayment of debt                                     (28,889)            (47,045)
Cash dividends                                                  (27,730)            (22,689)
Treasury shares acquired                                        (17,813)
Treasury shares issued                                            1,910               1,778
                                                               --------           ---------

Net cash (used) provided by financing activities                (10,984)             46,277
                                                               --------           ---------

Effects of exchange rate changes on cash                         (3,619)             (1,117)
                                                               --------           ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              1,262              (6,154)

Cash and cash equivalents at beginning of period                 25,858              38,068
                                                               --------           ---------
Cash and cash equivalents at end of period                     $ 27,120           $  31,914
                                                               ========           =========


          See accompanying Notes to Consolidated Financial Statements

                            SONOCO PRODUCTS COMPANY
          CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued
                             (Dollars in thousands)





SUPPLEMENTAL CASH FLOW DISCLOSURES:
- - -----------------------------------

                                                          SIX MONTHS ENDED
                                                    ---------------------------
                                                    July 3,             July 4,
                                                     1994                1993
                                                    -------             -------

Interest paid                                       $16,923             $14,435

Income taxes paid                                   $23,746             $31,864


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

NOTE 2:  DIVIDEND DECLARATION

         On July 20, 1994, the Board of Directors declared a regular dividend of $.14 per share, payable September 9 to shareholders of record August 19, 1994. The Board also declared a dividend of $.5625 per share on the $2.25 Series A Cumulative Convertible Preferred Stock payable November 1, 1994, to shareholders of record as of October 14, 1994.

NOTE 3:  ACQUISITION

         During the second quarter of 1994, the Company completed the purchase of M. Harland & Son Limited, a leading producer of pressure-sensitive roll labels and roll-label application equipment headquartered in the United Kingdom. This acquisition is expected to add $33 million in sales annually. The acquisition was accounted for as a purchase; accordingly, the results of operations have been included in the consolidated statements since the date of acquisition. The pro forma impact of this purchase is not material.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- - --------------------------------------------------------------------------
OPERATIONS (UNAUDITED)
- - ----------

SECOND QUARTER 1994 COMPARED WITH SECOND QUARTER 1993
- - -----------------------------------------------------

Results of Operations
- - ---------------------

Consolidated net sales for the second quarter of 1994 were $564.4 million compared with $478.5 million reported for the same period last year. Net income for the second quarter was $32.8 million, compared with $31.8 million reported in 1993. Net income available to common shareholders after preferred dividends was $30.9 million in 1994. Earnings per share for the quarter ended July 3, 1994, were $.36, the same as last year's second quarter.

Converted Products Segment

Trade sales for the converted products segment were $364.3 million, a 26.7% increase over 1993's second-quarter sales of $287.5 million. Operating profits were $42.3 million, compared with $31.5 million in 1993. Sales and profits for this segment increased primarily due to the acquisition of Engraph in October of 1993 and increased demand in most of the Company's traditional product lines.

Volume remained strong in the consumer products operations. These operations continue to benefit from productivity and scrap reduction programs that are part of the company's overall quality improvement efforts.

Engraph, which was not part of Sonoco during last year's second quarter, reported increased business during the quarter. Engraph produces pressure-sensitive labels, coupons and package inserts, screen process printing, paperboard cartons and specialties and flexible packaging. The label and package insert business continues to grow. The flexible packaging business has been good and the new press in Tennessee is expected to be profitable during the second half. The paperboard carton business has been strong with added business in the cosmetics and personal-care markets.

Sales volume in the industrial products businesses (tubes and cores) was up in the second quarter led by increases in paper mill cores, film cores, tape cores and textile tubes. This increase was driven by improved market conditions for many customers. Sales were still off in the textile cone area, but this business did show improvement during the second quarter.

Sales in the industrial container business were up in the second quarter with significant increases in plastic drums and intermediate bulk containers. Volume increased in the protective packaging businesses led by the packaging forms operation, which continues to make significant conversions among appliance manufacturers. The engineered cushion fibre operation reported start-up losses but has begun supplying customers and should continue growing throughout the year.

Crellin, a major manufacturer of a variety of injection molded plastic products, continued its growth with sales increasing in most product lines, including textile, wire, filtration and automotive.

A common thread through most of the converted products segment is an increase in materials cost. These increases are generally in paper, steel and resin. Most operations have announced price increases, which will offset portions of the materials increase.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- - --------------------------------------------------------------------------
OPERATIONS (UNAUDITED), continued
- - ----------

Results of Operations, continued
- - ---------------------

Paper Segment

Total domestic paper sales were $75.7 million, compared with $70.0 million in the second quarter of 1993. Operating profits were $12.6 million, down from $14.3 million in the second quarter of 1993. The increase in sales for this segment is primarily due to very strong demand, which has paper mills operating at 97% of capacity. However, there has been a decline in profitability that is directly related to the increases in recovered paper costs. Price increases in cylinder paperboard have been announced and implemented but they will not have an impact until the third quarter. Much of the increased demand is coming from the increased sales in Sonoco's industrial packaging businesses. Approximately 85% of Sonoco's board is sold internally. Corrugated medium prices are up from last year and this business is strong.

The major concern in this segment is focused on the unprecedented rise in recovered paper prices. Factors that are currently affecting the recovered paper market include an increased demand for recycled content for most paper grades and an increased demand in export markets.

International Segment

Sales in the international segment were $108.0 million in the second quarter of 1994, compared with $102.8 million in the same period of 1993. The increase in sales is a result of acquisitions and growth in several geographic areas. Operating profits in the second quarter of 1994 were $4.9 million, down from $6.5 million reported in the same period of 1993. Gains in converting operations in certain geographic areas were more than offset by the decline in profits from the paper operations. International paper operations are experiencing the same price problems with recovered paper as the U.S. mills. European operations continue to be negatively affected by the consolidation and restructuring of several operations, although some improvement in operational efficiencies has been noted. There should be additional profit improvement as consolidation results begin to take effect later this year.

Miscellaneous Segment

Trade sales for the miscellaneous segment were $63.1 million, compared with $62.1 million reported in the same period of last year. Profits were $7.5 million, down from $9.6 million in 1993. The increase in sales is driven by the increase in volume in the Baker reel division. The cable TV business has been expanding dramatically, which directly affects the demand for reels. Volume in the plastic grocery bag business was up with most plants operating at capacity. However, lower selling prices for plastic grocery bags resulted in an overall decrease in profits for this segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- - --------------------------------------------------------------------------
OPERATIONS (UNAUDITED), continued
- - ----------


JUNE 1994 YEAR-TO-DATE COMPARED WITH JUNE 1993 YEAR-TO-DATE
- - -----------------------------------------------------------

Results of Operations
- - ---------------------

Consolidated net sales for the first six months of 1994 were $1,102 million, compared with $945 million reported for the same period last year. Net income for the first six months was $60.9 million, compared with $58.7 million reported for the same period last year. Income available to common shareholders, after preferred dividends, was $57.1 million in the first half of 1994. Earnings per share for the first six months were $.66, compared with $.67 in last year's first half.

On a consolidated basis, gross profit margin decreased from 22.1% for the first six months of 1993 to 21.4% for the same period in 1994. This decrease in profit reflects the rapidly rising material costs. The cost of recovered paper has more than tripled since January 1994. These unprecedented increases, along with increases in steel and resin prices, are affecting short-term profitability. Most operations implemented price increases during the second quarter of 1994 and will be forced to raise prices again. However, the Company does not expect to fully recover these increased costs over the balance of the year.

Converted Products Segment

Trade sales for the converted products segment were $729.6 million, a 27.6% increase over 1993's first-half sales of $571.6 million. Operating profits were $77.9 million, compared with $61.2 million in 1993. The increase in sales and profits for this segment reflects the addition of Engraph, an October 1993 acquisition. In addition the consumer operations, as well as most of the industrial products businesses, experienced volume gains for the first half of 1994 compared with the same period in 1993.

Paper Segment

Total domestic paper sales were $147.1 million, compared with $142.1 million in the first half of 1993. The increase in sales is primarily due to increased demand in Sonoco's industrial packaging businesses. Operating profits were $26.2 million, down from $29.1 million for the same period in 1993 due to the increase in recovered paper costs.

International Segment

Sales in the international segment were $197.5 million, down from $199.9 million in 1993. The decrease in sales is due to the disposition of several business units during 1993. Sales from ongoing operations were ahead of prior year because of acquisitions and growth in several geographic areas. This sales improvement was partially offset by the closing of two paper mills and lower selling prices. Operating profits were $10.1 million compared with $9.6 million recorded for the first half of 1993 due to improved profits in the converting operations. Profits in this segment are being adversely impacted by significant increases for recovered paper.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- - --------------------------------------------------------------------------
OPERATIONS (UNAUDITED), continued
- - ----------

Results of Operations, continued
- - ---------------------

Miscellaneous Segment

Sales in this segment were $119.3 million for the first half of 1994, up slightly from $119.1 million reported in the same period last year. Operating profits were $13.0 million compared with $17.0 million reported for the first half of 1993. The decline in profits is attributed to lower selling prices for plastic grocery bags.

In May a plastic bag competitor filed a patent infringement suit against Sonoco. Sonoco believes this lawsuit is without merit and will vigorously defend its position. Sonoco expects to prevail in this matter.

Corporate

Interest income, interest expense and unallocated corporate expenses are excluded from the operating profits by segment and are shown under Corporate. Total expenses, net of interest income, for the corporate segment were $27.6 million, up from $20.9 million for the same period last year. Corporate interest expense increased, reflecting rising short-term rates and the debt incurred with the Engraph acquisition. There was also reduced interest income due to the early payment of the Sonoco Graham note in November 1993. General corporate expense is up over second quarter 1993 due to a broad-based company-owned life insurance program. The tax advantages of this program are more than offsetting the costs.

Liquidity and Capital Resources
- - -------------------------------

The Company's financial position remained strong through the first six months. The debt to capital percentage increased to 39.3% at July 3, 1994, from 38.0% at December 31, 1993. Debt increased in 1994 primarily as a result of the purchase of M. Harland & Son Limited during the second quarter and the Company's purchase of $17.8 million of its common shares during the first quarter.

Working capital increased $18.2 million during the first six months of 1994 primarily due to an increase in accounts receivable partially offset by increased payables. The increase in receivables and payables in 1994 is a result of sales growth and seasonal fluctuations.

The Company expects internally generated cash flow along with borrowings available under its existing credit facilities to be sufficient to meet operating and normal capital expenditure requirements.

                            SONOCO PRODUCTS COMPANY

                          PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings
         -----------------

         A civil action was filed against the Company in the United States District Court for the District of Massachusetts on May 3, 1994, by Integrated Bagging Systems Corporation and BPI Packaging Technologies, Inc. (the "Plaintiffs"). The suit seeks to have a patent owned by the Company covering certain plastic grocery bag products and mounting systems declared invalid. The complaint also asserts that the Company has willfully infringed a patent covering a method for making a bag pack owned by one of the Plaintiffs and seeks treble damages which the Plaintiff has estimated to be more than $120 million ($40 million trebled). The Company believes this lawsuit is without merit. The Company will vigorously defend its position and expects to prevail.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.


Item 6.  Exhibits and Reports on Form 8-K                             Page
         --------------------------------                             ----

         (a)     Exhibit (11) - Computation of Earnings per Share      14

         (b) There were no reports on Form 8-K filed by the Company for the three months ended July 3, 1994.

                             SONOCO PRODUCTS COMPANY
                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               SONOCO PRODUCTS COMPANY
                                           -----------------------------
                                                   (Registrant)



Date:     August 16, 1994                  By:   /s/   F.T. Hill, Jr.
     ---------------------------              --------------------------
                                                       F.T. Hill, Jr.

                                              Vice President - Finance
                                              (and Principal Accounting
                                              Officer, in his respective
                                              capacities as such)