Form 10-Q
period 1994-10-02
SONOCO PRODUCTS CO
filed 1994-11-16
CIK 91767

                      SECURITIES AND EXCHANGE COMMISSION

                                Washington, DC

                                    20549

                                  FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended October 2, 1994                Commission File No. 1-11261


                           SONOCO PRODUCTS COMPANY

                        ------------------------------



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

                            Yes  X    No
                                ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock at October 2, 1994.

                   Common stock, no par value:  87,312,353

                           SONOCO PRODUCTS COMPANY


                                    INDEX

                                                                                     Page
                                                                                     ----
PART I.    FINANCIAL INFORMATION

           Consolidated Balance Sheets - October 2, 1994 and
                   December 31, 1993                                                   3

           Consolidated Statements of Income -
                   Three Months and Nine Months Ended October 2,
                   1994 and October 3, 1993                                            4

           Consolidated Statements of Cash Flows -
                   Nine Months Ended October 2, 1994 and
                   October 3, 1993                                                   5 - 6

           Notes to Consolidated Financial Statements                                  7

           Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                               8 - 12


PART II.   OTHER INFORMATION                                                          13


SIGNATURE                                                                             14


                            SONOCO PRODUCTS COMPANY
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (Dollars and shares in thousands)


                                                                                      October 2,           December 31,
                                                                                        1994                  1993
                                                                                     ------------         -------------
            ASSETS
            ------
Current Assets
   Cash and cash equivalents                                                          $   25,908           $   25,858
   Trade accounts receivable, net of allowances for
      doubtful amounts of $6,971 and $6,514, respectively                                287,727              232,628
    Other receivables                                                                     23,090               22,989
    Inventories:
            Finished and in process                                                       86,002               83,660
            Materials and supplies                                                       115,450              102,465
   Prepaid expenses                                                                       19,442               30,750
   Deferred income taxes                                                                  13,413               14,760
                                                                                      ----------           ----------
                                                                                         571,032              513,110
Property, Plant and Equipment                                                            771,795              737,154
Cost in Excess of Fair Value of Assets Purchased                                         362,935              339,653
Other Assets                                                                             131,306              117,208
                                                                                      ----------           ----------
            Total assets                                                              $1,837,068           $1,707,125
                                                                                      ==========           ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
Current Liabilities
   Payable to suppliers                                                               $  160,494           $  129,389
   Accrued expenses and other                                                             84,820               60,407
   Accrued wages and other compensation                                                   23,779               22,633
   Restructuring reserve                                                                  16,900               27,114
   Notes payable and current portion of long-term debt                                    55,090               60,564
   Taxes on income                                                                        16,047                3,071
                                                                                      ----------           ----------
                                                                                         357,130              303,178
Long-Term Debt                                                                           474,492              455,262
Postretirement Benefit Obligation                                                        102,555               99,165
Deferred Income Taxes and Other                                                           64,809               61,156

Shareholders' Equity
   Serial preferred stock, no par value
      Authorized 30,000 shares
      Issued 3,450 shares                                                                172,500              172,500
   Common stock, no par value
      Authorized 150,000 shares
      Issued 91,841 shares                                                                 7,175                7,175
   Capital in excess of stated value                                                      66,417               62,277
   Translation of foreign currencies                                                     (33,129)             (39,016)
   Retained earnings                                                                     675,009              623,500
   Treasury shares at cost (1994 - 4,529 shares; 1993 - 4,394 shares)                    (49,890)             (38,072)
                                                                                      ----------           ----------
      Total shareholders' equity                                                         838,082              788,364
                                                                                      ----------           ----------
      Total liabilities and shareholders' equity                                      $1,837,068           $1,707,125
                                                                                      ==========           ==========

          See accompanying Notes to Consolidated Financial Statements
                                     - 3 -

                            SONOCO PRODUCTS COMPANY
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               (Dollars and shares in thousands except per share)



                                                 Three Months Ended                          Nine Months Ended
                                          ----------------------------------          -------------------------------
                                            October 2,            October 3,            October 2,         October 3,
                                              1994                  1993*                 1994              1993*
                                           -----------           -----------          -------------      ------------
Sales                                        $591,178              $462,324             $1,692,941         $1,407,770
Cost of sales                                 466,468               361,763              1,332,628          1,098,058
Selling, general and
  administrative expense                       63,254                49,246                182,626            150,220
Interest expense                                9,435                 6,937                 27,007             21,907
Interest income                                  (538)               (1,603)                (1,459)            (4,414)
                                             --------              --------             ----------         ----------
Income from operations before
  income taxes                                 52,559                45,981                152,139            141,999
Taxes on income                                20,500                17,600                 59,300             55,400
                                             --------              --------             ----------         ----------
Income from operations before
  equity in earnings of affiliates             32,059                28,381                 92,839             86,599
Equity in earnings of affiliates                  450                   123                    605                621
                                             --------              --------             ----------         ----------
Net income                                     32,509                28,504                 93,444             87,220
Preferred dividends                            (1,941)                                      (5,823)
                                             --------              --------             ----------         ----------
Net income available to
  common shareholders                        $ 30,568              $ 28,504             $   87,621         $   87,220
                                             ========              ========             ==========         ==========

Average shares outstanding                                                                  87,099             87,289

Per share
- - ---------

Net income available to
  common shareholders                        $    .35              $    .33             $     1.01         $     1.00
                                             ========              ========             ==========         ==========

Dividends                                    $    .14              $   .135             $     .415         $     .395



* 1993 results have been restated to reflect the reclassification of certain costs.





          See accompanying Notes to Consolidated Financial Statements

                            SONOCO PRODUCTS COMPANY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                                                                Nine Months Ended
                                                                                        -------------------------------
                                                                                          October 2,        October 3,
                                                                                            1994               1993
                                                                                        ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                               $  93,444          $  87,220
Adjustments to reconcile net income to net
   cash provided by operating activities:
Depreciation, depletion and amortization                                                    82,130             66,030
Loss on disposition of assets                                                                1,100                227
Equity in earnings of affiliates                                                              (605)              (621)
Deferred taxes                                                                               2,737              4,742
Changes in assets and liabilities net of
   effects from acquisitions/dispositions
   and foreign currency adjustments:
      Receivables                                                                          (52,795)           (13,751)
      Inventories                                                                           (9,278)             4,937
      Prepaid expenses                                                                      12,320             14,115
      Payables and taxes                                                                    42,533            (34,603)
      Other assets and liabilities                                                          (3,284)               209
                                                                                         ---------          ---------
Net cash provided by operating activities                                                  168,302            128,505
                                                                                         ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                                  (90,252)           (83,722)
Cost of acquisitions, exclusive of cash                                                    (26,457)          (101,296)
Proceeds from the sale of assets                                                             2,912             39,980
                                                                                         ---------          ---------
Net cash used by investing activities                                                     (113,797)          (145,038)
                                                                                         ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt                                                              72,734            139,213
Principal repayment of debt                                                                (70,478)           (82,869)
Cash dividends                                                                             (41,893)           (34,476)
Treasury shares acquired                                                                   (18,602)            (2,361)
Treasury shares issued                                                                       2,728              2,277
                                                                                         ---------          ---------
Net cash (used) provided by financing activities                                           (55,511)            21,784
                                                                                         ---------          ---------

Effects of exchange rate changes on cash                                                     1,056             (9,801)
                                                                                         ---------          ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                50             (4,550)

Cash and cash equivalents at beginning of period                                            25,858             38,068
                                                                                         ---------          ---------

Cash and cash equivalents at end of period                                               $  25,908          $  33,518
                                                                                         =========          =========

          See accompanying Notes to Consolidated Financial Statements

                            SONOCO PRODUCTS COMPANY
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
                             (Dollars in thousands)




SUPPLEMENTAL CASH FLOW DISCLOSURES:


                                                 Nine Months Ended
                                        ----------------------------------
                                           October 2,           October 3,
                                             1994                 1993
                                        -------------         ------------

Interest paid                             $ 27,522              $ 23,121

Income taxes paid *                         40,033                55,254



NONCASH ACTIVITY:

During the third quarter of 1994, the Company acquired approximately 4,300 acres of timberland through the issuance of 255,564 shares of treasury stock valued at $5,111.

The Company assumed approximately $6,000 and $9,000 in debt in connection with acquisitions during 1994 and 1993, respectively.



* Income taxes were overpaid in 1993, and the resulting credits were utilized in 1994.





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


NOTE 2:         DIVIDEND DECLARATIONS

                On October 19, 1994, the Board of Directors declared a regular common stock dividend of $.14 per share, payable December 9 to shareholders of record November 18, 1994. The Board also declared a dividend of $.5625 per share on the $2.25 Series A Cumulative Convertible Preferred Stock payable February 1, 1995, to shareholders of record as of January 13, 1995.


NOTE 3:         ACQUISITIONS

                During 1994, the Company made several acquisitions, the most notable being the purchase of M. Harland & Son Limited, a leading producer of pressure-sensitive roll labels and roll-label application equipment headquartered in the United Kingdom. This acquisition was completed during the second quarter and is expected to add $33 million in sales annually. The acquisition was accounted for as a purchase; accordingly, the results of operations have been included in the consolidated statements since the date of acquisition. The pro forma impact of this purchase is not material.

                            SONOCO PRODUCTS COMPANY

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS
                                  (UNAUDITED)

              THIRD QUARTER 1994 COMPARED WITH THIRD QUARTER 1993


RESULTS OF OPERATIONS

Consolidated net sales for the third quarter of 1994 were $591.2 million, up 27.9% over the third quarter of last year, partially due to the Engraph acquisition. Net income for the third quarter was up 14.1% to $32.5 million from the $28.5 million reported in 1993. Income available to common shareholders was $30.6 million, after preferred stock dividends, compared with the $28.5 million in last year's third quarter. Earnings per share for the quarter, which ended October 2, were $.35, compared with $.33 in last year's third quarter.

The following segment discussion compares 1994's third-quarter performance with the third quarter of 1993. Sonoco is changing its segmental reporting this quarter by combining the Miscellaneous Segment with the Converted Products Segment. The Company believes that operations in both segments are converting in nature and, given the relative size of the Miscellaneous Segment, separate reporting is no longer necessary. If the Miscellaneous Segment had been reported separately, sales would be $69.3 million, up 12% from last year. Operating profits would be $9.8 million, up 14% from last year.

Converted Products Segment

Trade sales for the converted products segment were $442.1 million, a 27% increase over 1993's third-quarter sales of $348.1 million. Operating profits were $49.6 million, compared with $36.9 million in 1993. The major factor affecting the increase in this segment's sales and profits is the added volume in nearly every operation. Other factors include the addition of Engraph, which was acquired in October 1993, and higher selling prices.

Sales volume in the tube and core businesses increased approximately 10% with all product lines showing strength. Rising paperboard and other costs necessitated selling price increases during the quarter. Efficiencies achieved through the introduction of new technologies and cost control programs added to this group's much improved performance.

The composite can operations experienced overall volume gains led by increases in frozen concentrate, snack, refrigerated dough and caulk. Selling price increases during the quarter were required to recover some raw material cost increases. Continued cost pressure is expected. Improved productivity and lower scrap rates added to this group's profitability.

Engraph, acquired in October 1993, was not included in last year's third quarter financial results. Engraph produces pressure-sensitive labels, coupons and package inserts, screen process printing, paperboard cartons and specialties, and flexible packaging. The label and package insert business continues to recover from the loss of high-margin tobacco coupon business. Flexible packaging volume increased with the opening of the new plant in Tennessee. This new plant continued to show efficiency improvement. The paperboard carton business has been strong with added business in the cosmetics and personal-care and home-furnishing markets.

                            SONOCO PRODUCTS COMPANY

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS
                            (UNAUDITED), CONTINUED

        THIRD QUARTER 1994 COMPARED WITH THIRD QUARTER 1993, CONTINUED


RESULTS OF OPERATIONS, CONTINUED


Overall unit volume in the industrial container business increased over last year. Selling price increases have recovered most cost increases in paper, resin and steel; however, announced fourth-quarter cost increases are likely to reduce profit margins.

Volume increased in the protective packaging businesses led by the packaging forms operation, which continues to make significant conversions among appliance manufacturers. The engineered cushion fibre operation, Sonoco's newest product, continued to experience start-up losses. While sales volume is off slightly in fibre partitions, the division reported productivity improvements during the quarter.

The Baker Division, the leading manufacturer of reels for wire packaging, recorded good results during the quarter, led by the continuing expansion of cable television service.

Crellin, a major manufacturer of a variety of injection molded plastic products, saw sales increases in the automotive and filtration segments. Selling prices have increased as a result of resin cost increases.

The High Density Film Products group, the leading U.S. manufacturer of plastic bags for the grocery and retail industries, had a strong quarter with volume gains in all market segments. These gains are from the continuing conversion from paper to plastic and also the result of a major producer curtailing production. Capacity in this industry is now fully utilized. Pricing has increased to offset higher resin costs, though prices remained below 1993 levels for most of the quarter. Sonoco announced that it would be increasing its manufacturing capacity for plastic grocery bags by about two billion bags. This expanded capacity is expected to be on line by the second quarter of 1995. In May, a plastic bag competitor filed a patent infringement suit against Sonoco. There are no new developments and Sonoco continues to believe this lawsuit is without merit. The Company is aggressively defending its position and expects to prevail.

A common thread through most of the Converted Products Segment is an increase in materials cost. These increases are generally in paper, steel and resin. Most operations implemented price increases to offset all or a portion of the materials cost increase.

                            SONOCO PRODUCTS COMPANY

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS
                            (UNAUDITED), CONTINUED

         THIRD QUARTER 1994 COMPARED WITH THIRD QUARTER 1993, CONTINUED


RESULTS OF OPERATIONS, CONTINUED

Paper Segment

Total domestic paper sales were $90.2 million, compared with $67.8 million in the third quarter of 1993. Operating profits were $15.7 million, up from $14 million in 1993. Sales in this segment, both internal and external, were up as the paper operations saw strong demand with mills operating at 98% of capacity, approximately five percentage points higher than last year. Much of the increased demand is coming from the increased sales in Sonoco's industrial packaging businesses. Approximately 85% of Sonoco's paper is sold internally. Corrugated medium prices are up from last year and this business remains very strong.

The major concern in this segment is the unprecedented rise in recovered paper costs. Selling price increases that took effect in the second quarter improved third-quarter profits. Recovered paper costs have been very volatile in 1994, with current prices lingering at nearly three times 1993 cost levels. With the price increase in the third quarter, recovered paper costs will be fully recovered in the fourth quarter.

International Segment

Third quarter sales from international operations were $114.6 million, up from 1993 sales of $90.1 million primarily due to acquisitions. Operating profits were $1.5 million in the third quarter of 1994, down from $4.5 million in 1993. The decline in profits is largely due to the poor performance of the European and Canadian paper operations. These operations have experienced increased recovered paper costs much the same as in the United States, but the European paper operations have achieved little selling price relief. Price increases have been announced in both the paper and converting operations, and the Company expects improved performance in the fourth quarter. The Company's German converting operation remains well behind last year; however, operating efficiencies have improved, scrap rates are reduced and the cost reduction program continues. The German operation should show improved results in the fourth quarter. Sonoco's Latin American and Far East operations reported improved performances.

                            SONOCO PRODUCTS COMPANY

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS
                            (UNAUDITED), CONTINUED

     SEPTEMBER 1994 YEAR-TO-DATE COMPARED WITH SEPTEMBER 1993 YEAR-TO-DATE


RESULTS OF OPERATIONS

Consolidated net sales for the first three quarters of 1994 were $1,693 million, a 20.3% increase over the first three quarters of 1993 when sales were $1,408 million. Net income for the first three quarters was $93.4 million, a 7.1% increase over the $87.2 million recorded in the same period of 1993. Income available to common shareholders, after preferred dividends, was $87.6 million in 1994. Earnings per share for the first nine months of 1994 were $1.01, compared with $1.00 in the first three quarters of 1993.

On a consolidated basis, the gross profit margin decreased from 22% for the first nine months of 1993 to 21.3% for the same period in 1994. This decrease in gross profit percentage reflects the rapidly rising material costs, primarily in recovered paper, steel and resin. Most operations have implemented price increases during 1994 to offset all or a portion of the materials cost increase. However, the Company does not expect to fully recover the full-year impact of these increased costs over the balance of the year.

Converted Products Segment

Trade sales for the converted products segment were $1,291 million, a 24.3% increase over 1993's sales of $1,038.8 million. Operating profits were $140.5 million, compared with $115.1 million in 1993. The increase in sales and profits for this segment reflects the addition of Engraph, an October 1993 acquisition, as well as volume gains in nearly all of the traditional operations in this segment. In addition, most operations have implemented price increases during the second and third quarters of 1994 due to the rising raw material costs. Selling prices for plastic grocery bags, however, have remained below 1993 levels for most of the year.

Paper Segment

Total domestic paper sales were $237.3 million, up from $209.9 million reported for the first three quarters of 1993. The increase in sales is due to increased demand in Sonoco's industrial packaging businesses, coupled with price increases implemented during the second and third quarters in response to the rapidly rising recovered paper costs. Operating profits were $42 million, down from $43.1 million in 1993 due to the unrecovered portion of the recovered paper cost increases.

                            SONOCO PRODUCTS COMPANY

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS
                            (UNAUDITED), CONTINUED

SEPTEMBER 1994 YEAR-TO-DATE COMPARED WITH SEPTEMBER 1993 YEAR-TO-DATE, CONTINUED

International Segment

Sales in the international segment were $312.1 million, up from $289.9 million in 1993. The increase in sales is due to aquisitions and growth in several geographic areas partially offset by the disposition of several business units in 1993 as part of the Company's restructuring program. Operating profits were $11.5 million, compared with $14 million reported for the first three quarters of 1993. Profits in this segment are being adversely impacted by significant increases in recovered paper costs. Price increases in both the paper and converting operations will result in improved performance in the fourth quarter.


RESULTS OF OPERATIONS, CONTINUED

Corporate

Interest income, interest expense and unallocated corporate expenses are excluded from the operating profits by segment and are shown under Corporate. Total expenses, net of interest income, for the corporate segment were $41.9 million, up from $30.3 million in 1993. Corporate interest expense increased, reflecting rising short-term rates and the debt incurred with the Engraph aquisition. Interest income decreased due to the early payment of the Sonoco Graham note in November 1993. General corporate expense increased over 1993 due to a broad-based company-owned life insurance program. The tax advantages of this program are more than offsetting the costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial position remained strong through the first three quarters of 1994. The debt to capital percentage decreased to 37.2% at October 2, 1994, from 38.0% at December 31, 1993, primarily due to the increase in capital resulting from year-to-date earnings retained by the Company. Debt increased only slightly as cash provided by operations has been sufficient to cover dividends, capital spending (including acquisitions) and the purchase of $18.6 million of Company stock.

Working capital was $213.9 million at October 2, 1994, up from $209.9 million at December 31, 1993. Significant increases in accounts receivable and payables during 1994 is primarily due to increased sales and seasonal fluctuations. In addition, income taxes payable increased $13 million due to an overpayment in December 1993, resulting in a lower payable balance at December 31, 1993.

The Company expects internally generated cash flow along with borrowings available under its existing credit facilities to be sufficient to meet operating and normal capital expenditure requirements.

                            SONOCO PRODUCTS COMPANY

                          PART II.  OTHER INFORMATION



Item 1.     Legal Proceedings
- - -------     -----------------

            Reference is made to Item 1 of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1994.

Item 6.     Exhibits and Reports on Form 8-K                                          Page
- - -------     --------------------------------                                          ----
(a)         Exhibit (11) - Computation of Earnings Per Share                          15
            Exhibit (27) - Financial Data Schedule (for SEC purposes only)            16

(b)         There were no reports on Form 8-K filed by the Company during the quarter ended
            October 2, 1994.



                            SONOCO PRODUCTS COMPANY




                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                     SONOCO PRODUCTS COMPANY
                                                -------------------------------
                                                           (Registrant)



Date:      November 15, 1994                     By:   /s/  F. T. Hill, Jr.
       ---------------------------                   -------------------------
                                                            F. T. Hill, Jr.
                                                      Vice President - Finance
                                                     (and Principal Accounting
                                                     Officer, in his respective
                                                        capacities as such)