Form 10-K
SONOCO PRODUCTS CO
filed 1995-03-30
CIK 91767

                      SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D. C.
                                    20549

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                     THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994      COMMISSION FILE NUMBER 1-11261

                           SONOCO PRODUCTS COMPANY

INCORPORATED UNDER THE LAWS                       I.R.S. EMPLOYER IDENTIFICATION
     OF SOUTH CAROLINA                                    NO. 57-0248420

                             POST OFFICE BOX 160
                    HARTSVILLE, SOUTH CAROLINA 29551-0160

                           TELEPHONE: 803-383-7000

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

   Title of each class                    Name of exchange on which registered *
   -------------------                    ------------------------------------
No par value common stock                      New York Stock Exchange, Inc.
Series A Cumulative Preferred Stock            New York Stock Exchange, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes   X          No
                                             ---            ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant (based on the New York Stock Exchange closing price) on March 8, 1995, was $1,940,884,018.

As of March 8, 1995, there were 86,767,859 shares of no par value common stock outstanding.

Documents Incorporated by Reference
     Portions of the Annual Report to Shareholders for the fiscal year December 31, 1994, are incorporated by reference in Parts I, II and IV; portions of the Proxy Statement for the annual meeting of shareholders to be held on April 19, 1995, are incorporated by reference in Part III.

*The Company's stock began trading on the New York Stock Exchange, Inc. on
 March 8, 1995.

            SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                                    PART I

ITEM I.  BUSINESS

         The Company

         The Company, a South Carolina corporation founded in Hartsville, South Carolina, in 1899, is a major multinational manufacturer of paperboard-based and plastic-based packaging products. The Company is also vertically integrated into paperboard production and recovered-paper collection. The paperboard utilized in the Company's packaging products is produced substantially from recovered paper.
         The Company operates an extensive network of plants in the United States and has subsidiaries in Europe, Canada, Mexico, South America, Australia and Asia, and affiliates in Canada, Japan and France. The Company's business is organized by global product lines in order to leverage its U.S. customer base, to take advantage of synergies from its worldwide operations and to serve its customers worldwide on a timely basis and with consistent quality.

         The Company serves a wide variety of industrial and consumer markets. Industrial markets, which represented approximately 58% of the Company's sales in 1994, include paper manufacturers, chemical and pharmaceutical producers, textile manufacturers, automotive manufacturers, the wire and cable industry, and the building and construction industry. Consumer markets, which represented approximately 42% of the Company's sales in 1994, include food and beverage processors, the personal and health care industries, supermarkets, retail outlets, household good manufacturers and consumer electronics. The Company believes that it is a leading producer in most markets served. One of the Company's strategic goals is to increase the proportion of consumer markets product sales in order to change the business mix between industrial and consumer markets to 50/50.

         In 1994 the Company changed its segmental reporting by combining the Miscellaneous segment with the Converted Products segment. The Company determined the operations in both segments were converting businesses and, given the small size of the Miscellaneous segment, separate reporting was no longer appropriate. The Company's operations are now divided into three segments (two domestic and one international) for financial reporting purposes. Domestic segments include Converted Products and Paper. The Financial Reporting For Business Segments Table as shown in the Company's 1994 Annual Report to Shareholders, which is included as Exhibit 13, presents selected financial data by major lines of business or segments for each of the past three fiscal years. This table is hereby incorporated by reference herein and should be read in conjunction with the Management's Discussion and Analysis of the 1994 Annual Report to Shareholders, which is also hereby incorporated by reference herein.

            SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

         Acquisitions/Dispositions

         Acquisitions and business combinations have been, and are expected to continue to be, an important part of the Company's strategy for growth. Significant acquisitions during the past five years include the 1990 acquisition of Lhomme S.A. in France, which was the leading French manufacturer of paperboard, tubes and cores. In January 1992, the Company purchased the Trent Valley paper mill in Trenton, Ontario, Canada. This purchase provided the Company with a modern machine that allows for the production of higher grades of paper. In January 1993, the Company purchased all of the outstanding stock of Crellin Holding, Inc., an international manufacturer, designer and marketer of molded plastic products. In January 1993, the Company also completed the acquisition of the OPV/Durener Group, Germany's second largest manufacturer of tubes and cores. In October 1993, the Company acquired Engraph, Inc. following the successful conclusion of a cash tender-offer and merger transaction. Engraph markets pressure-sensitive labels and package inserts, flexible packaging, screen process printing and paperboard cartons and specialities. In May 1994, the Company acquired M. Harland & Son Limited, a leading producer of pressure-sensitive roll labels and roll-label application equipment headquartered in the United Kingdom.

         Subsequent to December 31, 1994, the Company acquired the remaining 50% interest in the CMB Sonoco joint venture. CMB Sonoco is a producer of composite cans with manufacturing facilities in the U.K. and France. Also subsequent to December 31, 1994, the Company purchased a flexible packaging plant in Edinburgh, Indiana.

         Competition

         The Company believes it has several competitive advantages in the industrial and consumer Converted Products markets it serves. First, the Company sells many products within the Converted Products segment globally. As a result, the Company believes it has the capability to respond effectively to customers seeking national or international supply agreements. Secondly, the Company believes its technological leadership, reputation for quality, and vertical integration has enabled the Company to coordinate its product development and global expansion with the rapidly changing needs of its major customers, who demand high-quality, state-of-the-art, environmentally compatible packaging. Thirdly, the Company and its customers have developed international standards to reduce costs and increase quality. Finally, the Company believes that its strategy of vertical integration, via the Paper segment, increases its control over the availability and quality of raw materials used in its products. With the acquisition of Engraph, the Company entered into a major new business that expands the Company's opportunities for growth in new packaging fields.

            SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

         Competition, Continued

         The Company is the U.S. market leader in nearly all of its traditional businesses, including the manufacture of tubes, cores and cones; fibre and plastic drums; and nailed wood and metal reels. The Company is the second leading producer of fibre partitions. The Paper Division is also one of the world's leading producers of recycled paperboard, most of which is consumed internally. Sonoco has a strong degree of vertical integration with the paper-converting business. This tactic, combined with advancing technology, helps to keep the Company a competitive producer.

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

         The Company is the largest United States producer of high-density, high-molecular weight plastic carry-out grocery bags. The Company sponsors recycling programs for the plastic carrier bag industry and has relationships with what it believes to be approximately one-half of all participating U.S. supermarkets offering a bag recycling program. Other similar products produced by the Company include roll bags for produce and bakery requirements, plastic bags for convenience stores and high-volume retail outlets, and agricultural film. During 1994 a major competitor curtailed production of plastic grocery bags, creating a decrease in available supply. The Company authorized a $20-million investment to replace some of this capacity and improve production.

         The Company's products are sold in highly competitive market environments. Within each of these markets, supply and demand are the major factors controlling the market environment. Additionally, and to a lesser degree, these markets are influenced by the overall rate of economic activity. Throughout the year, the Company remained highly competitive within each of the markets served. None of the Company's segments is seasonal to any significant degree. The Management's Discussion and Analysis of the 1994 Annual Report to Shareholders discusses competition with respect to the various segments of the Company and is hereby incorporated by reference herein.

            SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

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

         Although the Company considers the supply of raw materials to be adequate to meet its needs, the majority of raw materials are subject to price volatility as experienced in 1994. Recovered paper, the Company's largest raw material, nearly tripled in cost during 1994. This unprecedented rate of increase began in the second quarter and quickly peaked early in the third quarter. Selling price increases were implemented in the third quarter, resulting in improved gross margin percentages in the fourth quarter. The Company was not able to recover all of the cost increases in 1994, but ended the year basically in balance. The recovered paper market remains volatile; the demand for recovered paper continues to grow due to increased demand for recycled content in most paper grades and an increased demand in export markets. Although cost pressures on recovered paper are expected to be a continuing factor, the Company expects to be able to mitigate any adverse earnings impact over time through selling price increases. The Company also took actions in 1994 to strengthen its fibre recovery system. These actions are described in the Recovered Paper section of the Industrial Packaging Review of the Annual Report and is hereby incorporated by reference herein.

         Other key raw materials include plastic resins, steel, aluminum, liners and labels. All increased in cost at varying degrees during the year. Resin prices increased dramatically in 1994, resulting in several selling price increases. The Company does have certain contracts that, while providing for price increases, preclude the immediate recovery of these additional costs. However, the Company does expect to recover cost increases as these contracts expire early in 1995.

         Backlog

         Most customer orders are manufactured with a lead time not to exceed three weeks. Long-term contracts, primarily for composite cans, exist for approximately 14% of trade sales (no one contract exceeds 3%). These contracts, which are for a specific duration, generally include price escalation provisions for raw materials, labor and overhead costs. There are no significant long-term purchase contracts as the Company considers the supply of raw materials adequate to meet its needs.

         Patents, Trademarks and Related Contracts

         No segment of the business is materially dependent upon the existence of patents, trademarks or related contracts.

            SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

         Research and Development

         The Company has 124 employees engaged in new product development and technical support for existing product lines. Company-sponsored spending in this area was $12.1 million, $12.9 million and $11.7 million in 1994, 1993, and 1992, respectively. Spending focused on projects related to Sonoco's primary businesses and reflects a commitment to ensure that the Company is the technology leader in markets served. Customer-sponsored spending has been immaterial for the past three years.

         Environmental Protection

         The Financial Position, Liquidity and Capital Resources section of the Management's Discussion and Analysis in the 1994 Annual Report to Shareholders provides the required information and is hereby incorporated by reference.

         Employees


         The number of employees at December 31, 1994, was approximately 17,200.

         Financial Information about Foreign and Domestic Operations and Export Sales

         The Company has subsidiaries and affiliates operating in twenty-three countries. The primary operations of the international subsidiaries are similar to the Company's domestic business in products and markets served. The Management's Discussion and Analysis, the Financial Reporting for Business Segments and Note 17 to the Financial Statements of the Annual Report to Shareholders are hereby incorporated by reference herein. United States export sales are immaterial.

            SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES


ITEM 2.  PROPERTIES

         The main plant and corporate offices are located in Hartsville, South Carolina. The Company has 172 branch or manufacturing operations in the United States, 26 in Canada and 68 in 21 international countries.

         Information about the Company's manufacturing operations by segment follows:

                                                                      Segment
                                                   -------------------------------------------
                                                    Converted
                                                     Products       Paper        International
                                                   -----------      -----        -------------
         Number of Plants:
           Owned fee simple                             71           27               46
           Leased for terms up to ten years
            with options to renew for
            additional terms                            65            5               48
           Leased with lease purchase agreements         3            1
                                                       ---           --               --

              Total manufacturing operations           139           33               94
                                                       ===           ==               ==

         The Company believes that its properties are suitable and adequate for current needs and that the total productive capacity is adequately utilized.

ITEM 3.  LEGAL PROCEEDINGS

         In the normal course of business, the Company is a party to various legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. On May 3, 1994, a civil action was filed against the Company in the United States District Court for the District of Massachusetts by Integrated Bagging Systems Corporation and BPI Packaging Technologies, Inc. for alleged patent infringement. The suit also seeks to have a patent owned by the Company declared invalid. There are no new developments in this matter, and the Company believes this lawsuit is without merit. The Company will vigorously defend its position and expects to prevail.

         Although the level of future expenditures for legal and environmental matters is impossible to determine with any degree of probability, it is management's opinion that such costs, when finally determined, will not have a material adverse effect on the consolidated financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Market and Market Prices of Common Stock

         The Company's common stock began trading on the New York Stock Exchange (NYSE) March 8, 1995, under the stock symbol "SON." Prior to that date, the common stock was traded on the NASDAQ National Market System. The Comparative Highlights in the 1994 Annual Report to Shareholders (Exhibit 13 of this report) shows, by quarter, the high and low price on the NASDAQ market for the latest two years, and is hereby incorporated by reference herein.

         Approximate Number of Security Holders

         There were approximately 34,000 shareholder accounts as of March 5, 1995.

         Dividends

         The Comparative Highlights in the 1994 Annual Report to Shareholders is hereby incorporated by reference herein. There are certain restrictions with respect to the maintenance of financial ratios and the disposition of assets in several of the Company's loan agreements that may affect the Company's ability to pay dividends. The most restrictive covenant requires that tangible net worth at the end of each fiscal quarter be greater than $365 million. The Company is prohibited from paying cash dividends if these requirements are not met. Additionally, the terms of the Company's $2.25 Series A Cumulative Convertible Preferred Stock prohibits payment of dividends on any junior class of stock, including the Company's Common Stock, unless full cumulative dividends on the $2.25 Series A Cumulative Convertible Preferred Stock have been paid or declared and set aside for payment for all past dividend payment periods.

ITEM 6.  SELECTED FINANCIAL DATA

         The Selected Eleven-Year Financial Data in the 1994 Annual Report to Shareholders provides the required data, and is hereby incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information presented under Management's Discussion and Analysis of the 1994 Annual Report to Shareholders is hereby incorporated by reference herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Report of Independent Accountants.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of
Sonoco Products Company:

We have audited the consolidated financial statements of Sonoco Products Company as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, which financial statements are included on pages 28 through 37 of the 1994 Annual Report to Shareholders of Sonoco Products Company and incorporated by reference herein. We have also audited the financial statement schedule listed in Item 14 of this form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonoco Products Company as of December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Notes 14 and 15 to the consolidated financial statements, the Company changed its method of accounting for postretirement benefits other than pensions and income taxes in 1992.


                                                   /s/ Coopers & Lybrand, L.L.P.
                                                   -----------------------------
                                                   COOPERS & LYBRAND, L.L.P.

Charlotte, North Carolina
February 1, 1995

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

         Consolidated Financial Statements

         The consolidated financial statements and notes to consolidated financial statements for the Company included in the 1994 Annual Report to Shareholders are hereby incorporated by reference herein.

         Supplementary Financial Data


         The Comparative Highlights in the 1994 Annual Report to Shareholders is hereby incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Identification of Directors

         Information about the Directors of the Company and Compliance with the Securities Exchange Act of 1934 is shown on pages 5 through 10 and page 30, respectively, of the Definitive Proxy Statement (included as Exhibit 99-1 of this report) and is hereby incorporated by reference herein.

         Identification of Executive Officers


                                                                   YEAR FIRST
                                                                    ELECTED           BUSINESS EXPERIENCE
    NAME                          AGE    POSITION                   OFFICER         DURING LAST FIVE YEARS
    ----                          ---    --------                 -----------       ----------------------
C. W. Coker                       61     Chairman of the               1961         Present position since 1990, previously
                                          Board, President and                      having served as President since 1970.
                                          Chief Executive Officer

T. C. Coxe, III                   64     Senior Executive              1977         Present position since 1993, previously
                                          Vice President                            having served as Executive Vice
                                                                                    President since 1985.

L. Benatar                        65     Senior Vice President         1993         Present position since 1993.  Chairman and Chief
                                                                                    Executive Officer of Engraph, Inc. (printer and
                                                                                    fabricator of roll labels, decals, specialty
                                                                                    paperboard items and flexible packaging)  since
                                                                                    1981.

P. C. Browning                    53     Executive Vice                1993         Present position since 1993, previously
                                          President - Global                        having served as President, Chairman and
                                          Industrial Products                       Chief Executive Officer - National
                                          and Paper Divisions                       Gypsum Company (manufacturer and supplier of
                                                                                    products and services used in building and
                                                                                    construction) since 1990.

C. W. Claypool                    59     Vice President -              1987         Present position since 1987.
                                          Paper Division

P. C. Coggeshall, Jr.             51     Vice President -              1979         Present position since 1991, previously
                                          Administration                            having served as Group Vice President -
                                                                                    Industrial Products Division since 1986.

                                     III-1

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                                                                   YEAR FIRST
                                                                    ELECTED           BUSINESS EXPERIENCE
    NAME                          AGE    POSITION                   OFFICER         DURING LAST FIVE YEARS
    ----                          ---    --------                ------------       ----------------------
H. E. DeLoach, Jr.                50     Group Vice President          1986         Present position since 1993, previously having
                                                                                    served as Vice President - Film, Plastics and
                                                                                    Special Products since 1993, and Vice
                                                                                    President - High Density Film Products
                                                                                    Division since 1989.

R. C. Eimers,  Ph.D.              47     Vice President -              1988         Present position since 1988.  Resigned
                                          Human Resources                           February 1, 1995.

F. T. Hill, Jr.                   42     Vice President -              1987         Present position since January 1994,
                                          Finance                                   previously having served as Vice
                                                                                    President - Industrial Products North
                                                                                    America since 1990.

R. E. Holley                      52     Vice President -              1987         Present position since 1993,  previously
                                          High Density                              having served as Vice President - Total
                                          Film Products                             Quality Management since 1990.

J. R. Kelley                      40     Vice President -              1994         Present position since January 1994,
                                          Industrial Products                       previously having served as Division
                                          Division - North                          Vice President - Industrial Container
                                          America                                   since 1990.

H. J. Moran                       62     Group Vice President -        1987         Present position since 1993, previously
                                          Consumer                                  having served as Vice President and
                                          Packaging Group                           General Manager - Consumer Packaging
                                                                                    since 1990.




                                     III-2

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                                                                   YEAR FIRST
                                                                    ELECTED           BUSINESS EXPERIENCE
    NAME                          AGE    POSITION                   OFFICER         DURING LAST FIVE YEARS
    ----                          ---    --------                ------------       ----------------------
E. P. Norman, Jr.                 58     Vice President -              1989         Present position since 1989.
                                          Technology

J. L. Coker                       54     Corporate                     1969         Present position since 1969.
                                          Secretary

C. J. Hupfer                      48     Treasurer                     1988         Present position since 1988.


         Family Relationships

         C. W. Coker and F. L. H. Coker are brothers and the first cousins of
         J. L. Coker and P. C. Coggeshall, Jr.


ITEM 11. EXECUTIVE COMPENSATION

         Executive Compensation - Directors and Officers as shown on pages 13 - 21 of the Proxy Statement, included as Exhibit 99-1 of this report, is hereby incorporated by reference herein.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The security ownership of management as shown on page 12 of the Proxy Statement, Exhibit 99-1 of this report, is hereby incorporated by reference herein.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Transactions with management as shown on pages 22 - 23 of the Proxy Statement, included as Exhibit 99-1 of this report, is hereby incorporated by reference herein.




                                     III-3

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


Data incorporated by reference from the
attached 1994 Annual Report to Shareholders
(included as Exhibit 13 of this report):

        Comparative Highlights (Selected Quarterly
        Financial Data)

        Consumer Packaging Review

        Industrial Packaging Review

        Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations

        Consolidated Balance Sheets as of
        December 31, 1994 and 1993

        Consolidated Statements of Income for
        the years ended December 31, 1994, 1993 and 1992

        Consolidated Statements of Changes in
        Shareholders' Equity for the years ended
        December 31, 1994, 1993 and 1992

        Consolidated Statements of Cash Flows
        for the years ended December 31, 1994,
        1993 and 1992

        Notes to Consolidated Financial Statements

        Shareholders' Information (Selected Financial Data)

Data submitted herewith:

        Report of Independent Accountants (included under Item 8)

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K, CONTINUED

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, are not applicable or the required information is given in the financial statements or notes thereto.


Exhibits:
---------
 3       Articles of Incorporation and By-laws

 4       Instruments Defining the Rights of
         Securities Holders, including Indentures *

11       Computation of Earnings Per Share

13       1994 Annual Report to Shareholders

21       Subsidiaries and Affiliates of the Registrant

23       Consent of Independent Accountants

27       Financial Data Schedule

99-1     Proxy Statement, filed in conjunction
         with annual shareholders' meeting
         scheduled for April 19, 1995

99-2     Form 11-K Annual Report - 1983 and
         1991 Sonoco Products Company Key
         Employee Stock Option Plans


 *       Incorporated by reference to the Registrant's Form S-3 (File No. 33-50501).

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K, CONTINUED


Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the fourth quarter of 1994.

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                            (DOLLARS IN THOUSANDS)

COLUMN A                                            COLUMN B          COLUMN C         COLUMN D        COLUMN E
--------                                            --------          --------         --------        --------
                                                    BALANCE           ADDITIONS
                                                      AT               CHARGED                          BALANCE
                                                   BEGINNING             TO                                AT
                                                      OF              COSTS AND         DEDUC-           END OF
DESCRIPTION                                         PERIOD             EXPENSES        TIONS(1)          PERIOD
-----------                                        ---------           --------        -------           ------
      1994
      ----

Restructuring Reserve                                $27,114            $              $16,191           $10,923
                                                     =======            =======        =======           =======

Goodwill Amortization                                $24,403            $13,030        $ 3,097           $34,336
                                                     =======            =======        =======           =======

Allowance for Doubtful
  Accounts                                           $ 6,514            $ 2,546        $ 3,002           $ 6,058
                                                     =======            =======        =======           =======

      1993
      ----

Restructuring Reserve                                $39,130            $              $12,016           $27,114
                                                     =======            =======        =======           =======

Goodwill Amortization                                $22,040            $ 8,024        $ 5,661           $24,403
                                                     =======            =======        =======           =======

Allowance for Doubtful
  Accounts                                           $ 3,511            $ 5,537        $ 2,534           $ 6,514
                                                     =======            =======        =======           =======

      1992
      ----

Restructuring Reserve                                $ 9,871            $42,000        $12,741           $39,130
                                                     =======            =======        =======           =======

Goodwill Amortization                                $19,333            $ 3,854        $ 1,147           $22,040
                                                     =======            =======        =======           =======

Allowance for Doubtful
  Accounts                                           $ 3,671            $ 1,737        $ 1,897           $ 3,511
                                                     =======            =======        =======           =======


(1)      Includes amounts written off, translation adjustments and payments.

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES


                                  SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 1995.




                                               SONOCO PRODUCTS COMPANY



                                               /s/ C. W. Coker
                                               ---------------------------------
                                                   C. W. Coker
                                                   Chief Executive Officer





Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following person on behalf of the Registrant and in the capacities indicated on this 30th day of March 1995.





                                               /s/ F. T. Hill, Jr.
                                               --------------------------------
                                                   F. T. Hill, Jr.
                                                   Vice President - Finance
                                                  (Principal Accounting Officer)

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

/s/  C. W. Coker                          Chief Executive Officer and
------------------------                  Director (Principal Executive Officer)
C. W. Coker

/s/  T. C. Coxe, III                      Senior Executive Vice President and
------------------------                  Director (Principal Financial Officer)
T. C. Coxe, III

/s/  L. Benatar                           Director
------------------------
L. Benatar

/s/  C. J. Bradshaw                       Director
------------------------
C. J. Bradshaw

/s/  R. J. Brown                          Director
------------------------
R. J. Brown

                                          Director
------------------------
F. L. H. Coker

/s/  J. L. Coker                          Director
------------------------
J. L. Coker

/s/  A. T. Dickson                        Director
------------------------
A. T. Dickson

/s/  R. E. Elberson                       Director
------------------------
R. E. Elberson

/s/  J. C. Fort                           Director
------------------------
J. C. Fort

/s/  P. Fulton                            Director
------------------------
P. Fulton

/s/  R. C. King, Jr.                      Director
------------------------
R. C. King, Jr.

                                          Director
------------------------
E. H. Lawton, Jr.

/s/  H. L. McColl, Jr.                    Director
------------------------
H. L. McColl, Jr.

/s/  E. C. Wall, Jr.                      Director
------------------------
E. C. Wall, Jr.