Form 10-Q
period 1995-04-02
SONOCO PRODUCTS CO
filed 1995-05-16
CIK 91767

                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                     20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended April 2, 1995               Commission File No. 1-11261


                            SONOCO PRODUCTS COMPANY


                                --------------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock at April 2, 1995:

                   Common stock, no par value:   86,782,177 *
                   ------------------------------------------

* The Company's stock began trading on the New York Stock Exchange, Inc. on March 8, 1995.

                            SONOCO PRODUCTS COMPANY

                                     INDEX


                                                                               Page
                                                                               ----

PART I.          FINANCIAL INFORMATION

         Consolidated Balance Sheets - April 2, 1995 and
                 December 31, 1994                                                 3

         Consolidated Statements of Income -
                 Three Months Ended April 2, 1995 and
                 April 3, 1994                                                     4

         Consolidated Statements of Cash Flows -
                 Three Months Ended April 2, 1995 and
                 April 3, 1994                                                 5 - 6

         Notes to Consolidated Financial Statements                                7

         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          8 - 10



PART II.         OTHER INFORMATION                                           11 - 12



SIGNATURE                                                                         13


                            SONOCO PRODUCTS COMPANY
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (Dollars and shares in thousands)

                                                                       April 2,          December 31,
            ASSETS                                                       1995                1994
            ------                                                  -------------        ------------
CURRENT ASSETS
    Cash and cash equivalents                                       $      37,503        $     28,444
    Trade accounts receivable, net of allowances                          310,474             270,439
    Other receivables                                                      18,504              20,211
    Inventories
        Finished and in process                                            98,688              86,238
        Materials and supplies                                            127,978             121,424
    Prepaid expenses                                                       26,045              29,943
    Deferred income taxes                                                  13,694              14,012
                                                                    -------------       -------------
                                                                          632,886             570,711
PROPERTY, PLANT AND EQUIPMENT, NET                                        789,608             763,109
COST IN EXCESS OF FAIR VALUE OF ASSETS PURCHASED, NET                     380,591             358,965
OTHER ASSETS                                                              148,289             142,268
                                                                    -------------       -------------
        Total Assets                                                $   1,951,374       $   1,835,053
                                                                    =============       =============

            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------
CURRENT LIABILITIES
    Payable to suppliers                                            $     172,969       $     158,098
    Accrued expenses and other                                             87,296              72,345
    Accrued wages and other compensation                                   15,700              30,855
    Restructuring reserve                                                  10,490              10,923
    Notes payable and current portion of
        long-term debt                                                     71,763              59,421
    Taxes on income                                                        38,873              17,001
                                                                    -------------       -------------
                                                                          397,091             348,643
LONG-TERM DEBT, NET OF CURRENT MATURITIES                                 529,986             487,959
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                               105,313             104,179
DEFERRED INCOME TAXES AND OTHER                                            65,528              62,054
SHAREHOLDERS' EQUITY
    Serial preferred stock, no par value
        Authorized 30,000 shares
        Issued 3,450 shares                                              172,500              172,500
    Common shares, no par value
        Authorized 150,000 shares
        Issued 91,841 shares                                               7,175                7,175
    Capital in excess of stated value                                     62,264               60,908
    Translation of foreign currencies                                    (44,422)             (46,252)
    Retained earnings                                                    720,724              697,299
    Treasury shares at cost
     (1995 - 5,059 shares; 1994 - 4,933 shares)                          (64,785)             (59,412)
                                                                    ------------        -------------
        Total shareholders' equity                                       853,456              832,218
                                                                    ------------        -------------
        Total liabilities and shareholders' equity                  $  1,951,374        $   1,835,053
                                                                    ============        =============

          See accompanying Notes to Consolidated Financial Statements

                            SONOCO PRODUCTS COMPANY
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               (Dollars and shares in thousands except per share)


                                                                             Three Months Ended
                                                                    ---------------------------------
                                                                       April 2,              April 3,
                                                                         1995                  1994
                                                                    ------------           ----------
Sales                                                                $645,142               $537,372

Cost of sales                                                         504,803                423,763

Selling, general and administrative expenses                           70,030                 59,287

Interest expense                                                        9,776                  8,648

Interest income                                                          (495)                  (319)
                                                                    ---------               --------

Income from operations before income taxes                             61,028                 45,993

Taxes on income                                                        23,950                 18,000
                                                                    ---------               --------

Income from operations before equity in
    earnings of affiliates                                             37,078                 27,993

Equity in earnings of affiliates                                          459                    107
                                                                    ---------               --------

Net income                                                             37,537                 28,100

Preferred dividends                                                    (1,941)                (1,941)
                                                                    ---------               --------

Net income available to common shareholders                         $  35,596               $ 26,159
                                                                    =========               ========



Earnings per common share:
- --------------------------

    Assuming no dilution                                                 $.41                   $.30

    Assuming full dilution                                               $.39                   $.29

Dividends - common                                                       $.14                  $.135

Average common shares outstanding                                      86,841                 87,178



          See accompanying Notes to Consolidated Financial Statements

                            SONOCO PRODUCTS COMPANY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)


                                                                            Three Months Ended
                                                                      -------------------------------
                                                                         April 2,            April 3,
                                                                           1995                1994
                                                                      -----------            --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $ 37,537             $ 28,100
 Adjustments to reconcile net income to net
    cash provided by operating activities:
        Depreciation, depletion and amortization                          31,024               27,603
        Equity in earnings of affiliates                                    (459)                (107)
        Deferred taxes                                                        34                  (75)
        Loss on disposition of assets                                        121                  674
        Changes in assets and liabilities, net of
            effects from acquisitions, dispositions
            and foreign currency adjustments:
                Accounts receivable                                      (28,523)             (20,316)
                Inventories                                               (9,672)              (1,473)
                Prepaid expenses                                           4,202               (1,199)
                Payables and taxes                                        22,824                7,553
                Other assets and liabilities                              (6,972)              (7,245)
                                                                        --------             --------

Net cash provided by operating activities                                 50,116               33,515
                                                                        --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment                                (34,677)             (25,479)
Cost of acquisitions, exclusive of cash                                  (37,904)
Proceeds from the sale of assets                                             304                1,636
                                                                        --------             --------

Net cash used by investing activities                                    (72,277)             (23,843)
                                                                        --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt                                            61,312               39,018
Principal repayment of debt                                              (10,569)              (8,926)
Cash dividends                                                           (14,092)             (13,618)
Treasury shares acquired                                                  (8,398)             (17,813)
Treasury shares issued                                                     2,426                1,533
                                                                        --------             --------

Net cash provided by financing activities                                 30,679                  194
                                                                        --------             --------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                     541                 (225)
                                                                        --------             --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  9,059                9,641

Cash and cash equivalents at beginning of period                          28,444               25,858
                                                                        --------             --------

Cash and cash equivalents at end of period                              $ 37,503             $ 35,499
                                                                        ========             ========

          See accompanying Notes to Consolidated Financial Statements

                            SONOCO PRODUCTS COMPANY
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
                             (Dollars in thousands)



Supplemental Cash Flow Disclosures:



                                                     Three Months Ended
                                              -------------------------------
                                               April 2,              April 3,
                                                 1995                  1994
                                              ---------             ---------
Interest paid                                  $8,872                $ 8,577

Income taxes paid                               1,593                  3,628





          See accompanying Notes to Consolidated Financial Statements

                            SONOCO PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1:     BASIS OF INTERIM PRESENTATION

            In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods reported hereon. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report for the fiscal year ended December 31, 1994.

NOTE 2:     DIVIDEND DECLARATIONS

            On April 19, 1995, the Board of Directors declared a five percent common stock dividend for all shareholders of record May 19, to be distributed June 9. As a result of the stock dividend, the conversion price for holders of the Company's $2.25 Series A Cumulative Convertible Preferred Stock will be adjusted accordingly.

            At the April meeting, the Board also increased the regular quarterly common stock dividend from $.14 to $.15 per share, payable June 9 to shareholders of record May 19 on all shares outstanding after the stock dividend. The Board declared a dividend of $.5625 per share on the $2.25 Series A Cumulative Convertible Preferred Stock payable August 1, 1995, to shareholders of record as of July 14, 1995.

NOTE 3:     ACQUISITIONS

            In January 1995, the Company acquired the remaining 50% interest in the CMB Sonoco joint venture. CMB Sonoco is a producer of composite cans with manufacturing facilities in Manchester, U.K., and Lieven, France. In March 1995, the Company completed the purchase of a flexible packaging plant in Edinburgh, Indiana, that was formerly owned by Hargro Flexible Packaging Corporation. The Edinburgh plant manufactures packaging for the confection, snack food and pharmaceutical markets and had sales of more than $30 million in 1994. The pro forma impact of these acquisitions is not material.

                            SONOCO PRODUCTS COMPANY


  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS (UNAUDITED)

              FIRST QUARTER 1995 COMPARED WITH FIRST QUARTER 1994

RESULTS OF OPERATIONS

Consolidated net sales for the first quarter of 1995 were $645.1 million, a 20.1% increase over the $537.4 million reported for the same period last year. Net income available to common shareholders was $35.6 million compared with $26.2 million in 1994's first quarter. Earnings per share (assuming no dilution) for the quarter were up 36.7% to $.41 compared with $.30 in the same quarter last year.

The 1995 results reflect increased volume in practically every business and the continuing realization of the benefits of over $100 million in restructuring programs over the past few years. The continued increases in raw material costs remain a major factor affecting the Company's businesses. Generally, the Company has been able to recoup the cost increases through timely selling price increases. However, future quarterly increase percentage comparisons to prior year are not expected to be as strong as the first quarter due to the relatively weak first quarter of 1994 and the improved performance the Company experienced in the second half of last year.

CONVERTED PRODUCTS SEGMENT

Trade sales for the converted products segment were $475.9 million, a 12.9% increase over 1994's first-quarter sales of $421.4 million. Operating profits were $51.5 million compared with $41.1 million in 1994. Volume continued to increase in all business lines in response to a strong United States economy. These businesses were able to keep up with the rapidly increasing raw material costs through timely price increases.

Volume in the tube and core business was very strong in the first quarter, reflecting increases in textile, film and paper markets. In addition, technology leadership led to share gains in the higher-end tube markets during the quarter. Higher volume has led to productivity gains in this group, which is continuing to benefit from the cost saving actions taken the last few years. Paperboard costs are continuing to increase and second quarter selling price increases are being implemented to offset the latest (April) paperboard cost increase.

The composite can business improved in the first quarter of 1995 due to volume and productivity increases. The primary volume increases were in the food and snack segments coupled with new product introductions that helped to increase overall unit growth.

Sales and profits were up in the industrial container business led by volume increases in both plastic drums and intermediate bulk containers. Price increases were required to keep pace with the rising cost of paperboard, steel and plastic resin. The volume increases, combined with capital and other productivity programs, resulted in improved earnings in the first quarter.

                            SONOCO PRODUCTS COMPANY


  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                       OPERATIONS (UNAUDITED), CONTINUED

RESULTS OF OPERATIONS, CONTINUED

Engraph's sales and profits were also up for the quarter. In the label group, the extended-text label business was strong, particularly in the agricultural chemical business. The Morristown, Tennessee, operation of Morrill Press continued to increase its productivity levels and the screen process printing operations increased penetration of the beverage-bottler market. Business in the glass cover and coaster operations remained good and the paperboard carton business increased over the first quarter of last year. During the first quarter, Engraph acquired the Edinburgh, Indiana, plant of Hargro Flexible Packaging Corporation. This plant will add a third operation to Morrill Press. A new Cerutti press was part of the acquisition and is expected to be in operation by the end of September 1995.

Sales were up in the Crellin Molded and Extrusion Plastics operation with increased volume and sales prices. The increased sales prices were the result of higher resin costs. The Sebro operation, which serves the automotive industry, saw strong volume gains during the quarter. The Company's wire and cable reel operation, the Baker Division, increased volume over the first quarter of last year benefiting from the continuing expansion of cable television. In the protective packaging operations, fibre partitions and packaging forms increased sales and earnings on higher volumes. The group's new engineered cushion fibre product continued to experience start-up losses, but has now gained volume commitments that will fully utilize existing United States capacity.

The Company's plastic bag operations saw unit volume grow as it picked up some of the business resulting from a large competitor's exit from the high density plastic bag market. Price increases, resulting from increased resin costs, also boosted sales. The division is continuing an expansion program at three of its plants. The new capacity should be on line at two plants in June and the third plant in September. In May 1994, a plastic bag competitor filed a patent infringement suit against the Company. There has been no substantive development in this suit. The Company continues to aggressively defend its position and believes the lawsuit is without merit.


PAPER SEGMENT

The Company's domestic paper mills operated at nearly 100% capacity during the first quarter of 1995 with total sales of $105.6 million, up 48% from $71.3 million in 1994. Operating profits were $18.6 million, compared with $13.7
million in 1994.   Accounting for approximately one third of the quarter's
profit increase was the improved pricing for corrugating medium that is produced as a joint venture with Georgia-Pacific. The division has also increased prices in response to the continuing increases in the cost of recovered paper grades, especially old corrugated containers (OCC) and old newspapers. Another significant factor in the performance of the paper segment has been the increased external sales of Sonoco's Paper Stock Dealer sudsidiary. This group has benefited from the increased demand for recovered newsprint and other recovered grades of paper. The division has invested in programs to increase its access to recovered paper and expects to continue growing this portion of the business.

                            SONOCO PRODUCTS COMPANY


  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                       OPERATIONS (UNAUDITED), CONTINUED


RESULTS OF OPERATIONS, CONTINUED

INTERNATIONAL SEGMENT

The Company's international operations continued strong performance through the first quarter of 1995 with sales of $125.6 million, up 40.5% from $89.4 million in 1994. Operating profits were $8.0 million, up 57.1% from $5.1 million in 1994. This performance was led by the composite can business in Latin America and Europe, the tube, core and paperboard business in Asia, Canada, Mexico, Europe, Australia and New Zealand. The Company's molded plastics operations in the Netherlands and Germany experienced significant improvement in volume during the period. The 1995 results include the Harland acquisition, which was completed in June 1994, and the purchase of the remaining 50% of our composite can operations in Europe, which was acquired January 1, 1995.


CORPORATE

Interest income, interest expense and unallocated corporate expenses are excluded from the operating profits by segment and are captured in the corporate segment. Total expenses, net of income, for the corporate segment were $17.1 million, up from $13.9 million in 1994. Corporate interest expense increased in the first quarter of 1995, as compared to the first quarter of 1994, because of higher average borrowing costs and increased spending on acquisitions. General corporate expense in the quarter was also up because of increased costs, primarily associated with premiums for the company's broad-based, company-owned life insurance program. The tax benefit from this program is reflected in the Company's effective tax rate.


LIQUIDITY AND CAPITAL RESOURCES

The Company's financial position remained strong through the first quarter. The debt to capital percentage increased to 39.8% at April 2, 1995, from 38.1% at December 31, 1994. Debt increased primarily as a result of spending $37.9 million on acquisitions and capital expenditures of $34.7 million. Working capital increased to $235.8 million at April 2, 1995, from $222.1 million at December 31, 1994. Current assets and current liabilities increased primarily as a result of base business growth.

Subsequent to quarter end, the Company increased the amount available for issue under its commercial paper program from $250 million to $300 million and increased the fully committed bank lines of credit supporting the program by a like amount.

The Company expects internally generated cash flow along with borrowings available under its existing credit facilities to be sufficient to meet operating and normal capital expenditure requirements.

                            SONOCO PRODUCTS COMPANY

                          PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings

Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's annual meeting was held on April 19, 1995.   At this meeting the
following matters were approved by the shareholders, as described in more detail in the Company's Proxy Statement:

                 (1) Directors elected to three-year terms included Leo Benatar, P. C. Browning, F. L. H. Coker, T. C. Coxe, III, B. L. M. Kasriel, E. H. Lawton, Jr. and E. C. Wall, Jr.

                 (2) Coopers & Lybrand, L.L.P., Certified Public Accountants, was re-elected as the independent auditors of the corporation.

                 (3) Amendments to the 1991 Key Employee Stock Plan were approved with the following effects:

                             -Extended the term of the Plan indefinitely unless
                              terminated by the Board of Directors.

                             -Increased the number of shares available for
                              issuance. The amendments also cause the number of shares available for issuance to increase annually without further shareholder approval.

                             -Imposed certain limits on the number of shares
                              that can be granted as stock options, stock appreciation rights or stock grants.

                             -Expanded the circumstances under which a grant
                              under the Plan may be transferable.

                             -Made other changes to the Plan for the purpose of
                              clarifying various aspects of the Plan and removing certain restrictions.

                 (4) The following Annual Incentive Compensation terms were approved:

                             -ELIGIBLE EMPLOYEES:  All executive officers (17),
                              as defined by Rule 16a-1(f) of the Securities Exchange Act of 1934 are eligible to be named by the Executive Compensation Committee as participants for any fiscal year.

                             -PERFORMANCE CRITERION:  Performance goals shall
                              be based on the Company's earnings per share from ongoing operations.

                             -MAXIMUM PAYMENT AMOUNT:  The maximum payment
                              amount to any one individual shall be limited to 0.75% of income from operations before income taxes and cumulative effect of changes in accounting principles, exclusive of unusual items, for the applicable fiscal year.

                            SONOCO PRODUCTS COMPANY

Item 6. Exhibits and Reports on Form 8-K                                                       Page
        --------------------------------                                                       ----
(a)    Exhibit (11) - Computation of Earnings Per Share                                         14

       Exhibit (27) - Financial Data Schedule                                                   15

(b) There were no reports on Form 8-K filed by the Company for the three months ended April 2, 1995.

                            SONOCO PRODUCTS COMPANY


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 SONOCO PRODUCTS COMPANY
                                               ---------------------------
                                                       (Registrant)




Date:          May 15, 1995                By: /s/ F. T. Hill, Jr.
        ----------------------                 ---------------------------
                                                   F. T. Hill, Jr.
                                                   Chief Financial Officer