Form 10-Q
period 1995-07-02
SONOCO PRODUCTS CO
filed 1995-08-15
CIK 91767

                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                     20549

                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended July 2, 1995                   Commission File No. 1-11261


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

                               Yes  X      No
                                   ---        ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock at July 2, 1995:

                    Common stock, no par value:  91,201,752
                    ---------------------------------------

                           SONOCO PRODUCTS COMPANY


                                    INDEX





                 PART I.  FINANCIAL INFORMATION

                      Consolidated Balance Sheets - July 2, 1995 and
                          December 31, 1994

                      Consolidated Statements of Income -
                          Three Months and Six Months Ended July 2, 1995 and July 3, 1994

                      Consolidated Statements of Cash Flows -
                          Six Months Ended July 2, 1995 and
                          July 3, 1994

                      Notes to Consolidated Financial Statements

                      Management's Discussion and Analysis of Financial
                          Condition and Results of Operations


                 PART II. OTHER INFORMATION


                 SIGNATURE

                            SONOCO PRODUCTS COMPANY
                    CONSOLIDATED BALANCE SHEETS (unaudited)
                       (Dollars and shares in thousands)

                                                                                July 2,                  December 31,
                                                                                 1995                       1994
                                                                              ----------                 -----------
                          ASSETS
                          ------
Current Assets
  Cash and cash equivalents                                                   $   71,073                 $   28,444
  Trade accounts receivable, net of allowances                                   328,448                    270,439
  Other receivables                                                               21,119                     20,211
  Inventories:
         Finished and in process                                                 114,445                     86,238
         Materials and supplies                                                  133,634                    121,424
  Prepaid expenses                                                                22,575                     29,943
  Deferred income taxes                                                           14,973                     14,012
                                                                              ----------                 ----------
                                                                                 706,267                    570,711
Property, Plant and Equipment, Net                                               816,349                    763,109
Cost in Excess of Fair Value of Assets Purchased, Net                            383,123                    358,965
Other Assets                                                                     159,746                    142,268
                                                                              ----------                 ----------
         Total Assets                                                         $2,065,485                 $1,835,053
                                                                              ==========                 ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Current Liabilities
  Payable to suppliers                                                        $  190,256                 $  158,098
  Accrued expenses and other                                                      98,839                     83,268
  Accrued wages and other compensation                                            20,849                     30,855
  Notes payable and current portion of
         long-term debt                                                           69,287                     59,421
  Taxes on income                                                                 25,555                     17,001
                                                                              ----------                 ----------
                                                                                 404,786                    348,643
Long-Term Debt, Net of Current Maturities                                        601,585                    487,959
Postretirement Benefits Other than Pensions                                      106,705                    104,179
Deferred Income Taxes and Other                                                   65,981                     62,054
Shareholders' Equity
  Serial preferred stock, no par value
   Authorized 30,000 shares
   Issued 3,450 shares                                                           172,500                    172,500
  Common stock, no par value
   Authorized 150,000 shares
   Issued 96,433 shares                                                            7,175                      7,175
  Capital in excess of stated value (Note 2)                                     171,831                     60,908
  Translation of foreign currencies                                              (42,054)                   (46,252)
  Retained earnings (Note 2)                                                     643,021                    697,299
  Treasury shares at cost (1995 - 5,231
    shares; 1994 - 5,179 shares*)                                                (66,045)                   (59,412)
                                                                              ----------                 ----------
     Total shareholders' equity                                                  886,428                    832,218
                                                                              ----------                 ----------
     Total Liabilities and Shareholders' Equity                               $2,065,485                 $1,835,053
                                                                              ==========                 ==========

*Restated to reflect the 5% common stock dividend on June 9, 1995.

          See accompanying Notes to Consolidated Financial Statements

                            SONOCO PRODUCTS COMPANY
                 CONSOLIDATED STATEMENTS OF INCOME (unaudited)
               (Dollars and shares in thousands except per share)


                                                        Three Months Ended           Six Months Ended
                                                     -----------------------     -------------------------
                                                      July 2,        July 3,       July 2,        July 3,
                                                       1995           1994          1995           1994
                                                     --------       --------     ----------     ----------
Sales                                                $691,726       $564,391     $1,336,868     $1,101,763

Cost of sales                                         540,719        442,397      1,045,522        866,160

Selling, general and  administrative expenses          70,527         60,084        140,557        119,371

Interest expense                                       10,561          8,924         20,337         17,572

Interest income                                        (1,195)          (602)        (1,690)          (921)
                                                     --------       --------     ----------     ----------

Income from operations before
    income taxes                                       71,114         53,588        132,142         99,581

Taxes on income                                        27,950         20,800         51,900         38,800
                                                     --------       --------     ----------     ----------

Income from operations before
    equity in earnings of affiliates                   43,164         32,788         80,242         60,781

Equity in earnings of affiliates                          949             48          1,408            155
                                                     --------       --------     ----------     ----------

Net income                                             44,113         32,836         81,650         60,936

Preferred dividends                                    (1,941)        (1,941)        (3,882)        (3,882)
                                                     --------       --------     ----------     ----------

Net income available to
    common shareholders                              $ 42,172       $ 30,895     $   77,768     $   57,054
                                                     ========       ========     ==========     ==========

Average common shares outstanding*                     91,163         91,412         91,163         91,412

Earnings per common share*
-------------------------

    Assuming no dilution                             $    .46       $    .34     $      .85     $      .63
                                                     ========       ========     ==========     ==========
    Assuming full dilution                           $    .44       $    .33     $      .81     $      .61
                                                     ========       ========     ==========     ==========

Dividends per common share*                          $    .15       $   .133     $     .283     $     .262
                                                     ========       ========     ==========     ==========

*1994 shares outstanding and per share data have been restated to reflect the 5% common stock dividend on June 9, 1995.


          See accompanying Notes to Consolidated Financial Statements

                            SONOCO PRODUCTS COMPANY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (Dollars in thousands)

                                                                           Six Months Ended
                                                                       ------------------------
                                                                         July 2,       July 3,
                                                                          1995          1994
                                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $  81,650      $  60,936
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation, depletion and amortization                               63,790         54,882
   Equity in earnings of affiliates                                       (1,408)          (155)
   Deferred taxes                                                           (995)         2,997
   (Gain) loss on disposition of assets                                     (110)         1,535
   Changes in assets and liabilities net of
     effects from acquisitions and
     foreign currency adjustments:
      Accounts receivable                                                (47,534)       (42,189)
      Inventories                                                        (27,616)          (530)
      Prepaid expenses                                                     7,239          5,825
      Payables and taxes                                                  28,339         21,202
      Other assets and liabilities                                       (12,287)        (9,857)
                                                                       ---------      ---------

Net cash provided by operating activities                                 91,068         94,646
                                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                (84,667)       (54,067)
Cost of acquisitions, exclusive of cash                                  (50,234)       (26,457)
Proceeds from the sale of assets                                           1,477          1,743
                                                                       ---------      ---------

Net cash used by investing activities                                   (133,424)       (78,781)
                                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt                                           139,104         61,538
Principal repayment of debt                                              (19,064)       (28,889)
Cash dividends                                                           (29,696)       (27,730)
Treasury shares acquired                                                 (12,447)       (17,813)
Treasury shares issued                                                     5,371          1,910
                                                                       ---------      ---------

Net cash provided (used) by financing activities                          83,268        (10,984)
                                                                       ---------      ---------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                   1,717         (3,619)
                                                                       ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 42,629          1,262

Cash and cash equivalents at beginning of  period                         28,444         25,858
                                                                       ---------      ---------

Cash and cash equivalents at end of period                             $  71,073      $  27,120
                                                                       =========      =========

          See accompanying Notes to Consolidated Financial Statements

                            SONOCO PRODUCTS COMPANY
          CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued
                             (Dollars in thousands)



SUPPLEMENTAL CASH FLOW DISCLOSURES:
-----------------------------------

                                                  Six Months Ended
                                         ---------------------------------
                                         July 2,                   July 3,
                                          1995                      1994
                                         -------                   -------
Interest paid                            $17,576                   $16,923

Income taxes paid                        $41,813                   $23,746

NON-CASH TRANSACTION:
---------------------

On June 9, 1995, the Company issued a 5% common stock dividend ($106,213 fair value).





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

NOTE 2:  DIVIDEND DECLARATIONS

         On July 19, 1995, the Board of Directors declared a regular dividend of $.15 per share payable September 8 to shareholders of record August 18, 1995. The Board also declared a dividend of $.5625 per share on the $2.25 Series A cumulative Convertible Preferred Stock payable November 1, 1995, to shareholders of record as of October 13, 1995.

         On June 9, 1995, the Company issued a 5% common stock dividend ($106 million fair value), which was declared April 19 for all shareholders of record May 19. All 1994 shares and per share data in the accompanying Consolidated Financial Statements have been restated to reflect the stock dividend. As a result of the stock dividend, the conversion price for holders of the Company's $2.25 Series A Cumulative Convertible Preferred Stock has been adjusted from $25.31 to $24.11 per share of common stock.

NOTE 3:  ACQUISITIONS

         In January 1995, the Company acquired the remaining 50% interest in the CMB Sonoco joint venture. CMB Sonoco is a producer of composite cans with manufacturing facilities in Manchester, U.K., and Lieven, France. In March 1995, the Company completed the purchase of a flexible packaging plant in Edinburgh, Indiana, that was formerly owned by Hargro Flexible Packaging Corporation. The Edinburgh plant manufactures packaging for the confection, snack food and pharmaceutical markets and had sales of more than $30 million in 1994. During the second quarter of 1995, the Company purchased three converting operations in Brazil and a converting plant and small paper mill in France. The Company also purchased two additional recovered paper collection plants. The pro forma impact of these acquisitions is not material.

                            SONOCO PRODUCTS COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (unaudited)

NOTE 4:  FINANCIAL SEGMENT INFORMATION

         The Financial Segment Information provided below should be read in conjunction with the Management's Discussion and Analysis immediately following the Notes to Consolidated Financial Statements.


                   FINANCIAL SEGMENT INFORMATION (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                     Three Months Ended                         Six Months Ended
                                               -----------------------------            -------------------------------
                                                July 2,              July 3,              July 2,              July 3,
                                                 1995                 1994                 1995                 1994
                                               --------             --------            ----------           ----------
Total Revenue
    Converted Products                         $501,536             $434,621            $  985,172           $  863,693
    Paper                                       126,060               75,745               231,616              147,081
    International                               148,152              110,571               275,104              199,988
                                               --------             --------            ----------           ----------

    Consolidated                               $775,748             $620,937            $1,491,892           $1,210,762
                                               ========             ========            ==========           ==========


Sales to Unaffiliated Customers
    Converted Products                         $492,648             $427,448            $  968,517           $  848,875
    Paper                                        52,275               28,910                95,908               55,438
    International                               146,803              108,033               272,443              197,450
                                               --------             --------            ----------           ----------

    Consolidated                               $691,726             $564,391            $1,336,868           $1,101,763
                                               ========             ========            ==========           ==========


Operating Profit
    Converted Products                         $ 56,320             $ 49,799            $  107,851           $   90,919
    Paper                                        22,847               12,550                41,397               26,237
    International                                10,716                4,947                18,765               10,070

    Corporate*                                  (18,769)             (13,708)              (35,871)             (27,645)
                                               --------             --------            ----------           ----------

    Consolidated                               $ 71,114             $ 53,588            $  132,142           $   99,581
                                               ========             ========            ==========           ==========


*Includes interest income, interest expense and unallocated corporate expenses.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (UNAUDITED)


             SECOND QUARTER 1995 COMPARED WITH SECOND QUARTER 1994

RESULTS OF OPERATIONS

Consolidated net sales for the second quarter of 1995 were $691.7 million, a 22.6% increase over the $564.4 million reported for the same period last year. Net income available to common shareholders was $42.2 million, compared with $30.9 million in 1994's second quarter. Earnings per share (assuming no dilution) for the quarter were up 35.3% to $.46, compared with $.34 in the same quarter last year. Fully diluted earnings per share were $.44, up from $.33 in the second quarter of 1994. (Prior earnings per share numbers are restated to reflect the 5% common stock dividend issued in June 1995.)

CONVERTED PRODUCTS SEGMENT

Trade sales for the converted products segment were $492.6 million, a 15.3% increase over 1994's second-quarter sales of $427.4 million. Operating profits
were $56.3 million compared with $49.8 million in 1994.   While volume slowed
in the industrial packaging businesses, it continued to increase in the consumer businesses. These businesses kept abreast of material costs through timely price increases.

Sales and profits were up in the tube and core business while volume decreased somewhat in the second quarter as compared with the second quarter of 1994, reflecting a slowdown in the domestic economy. These operations benefited from productivity improvements and cost savings actions implemented the past few years. Price increases that were implemented during the quarter have allowed these operations to offset the continuing increases in raw material costs.

Volume in the composite can business improved in the second quarter led by increases in the snack and food segments that offset decreases in the frozen concentrate markets. This group continued to penetrate new markets, adding to overall unit growth.

Sales and profits were up in the industrial container business led by volume increases in both plastic drums and intermediate bulk containers. Price increases were required in all business units to keep pace with the rising cost of paperboard, steel and plastic resin. The volume increases, combined with capital investment and cost reduction programs, resulted in improved earnings in the second quarter.

Engraph's sales and profits were also up for the quarter. During this period, the label group began consolidating, combining the various label operations into two larger business groups to enhance cost effectiveness and better meet customer needs. The screen printing group had a strong quarter, which included winning a significant fleet graphics contract with the United States Postal Service. Flexible packaging had good performance from Morrill Press and received a boost from the first-quarter acquisition of a flexible packaging plant in Indiana. Business in the glass cover and coaster operations remained good, and the paperboard carton business increased over the second quarter of last year.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED


       SECOND QUARTER 1995 COMPARED WITH SECOND QUARTER 1994, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

Sales were up slightly in the Company's molded and extrusion plastics businesses. Sales were also up in the Company's partitions and protective packaging businesses. While volume was down in the Company's wire and cable reel operation, lower fixed costs and productivity increases helped boost profits.

The Company's plastic bag operations continued unit-volume growth. Price increases, resulting from increased resin costs, also boosted sales. The capacity expansion of the North Carolina production facility was completed during the second quarter, and two other expansions are in process with one scheduled for completion during the third quarter and the other later in the year. In May 1994, a plastic bag competitor filed a patent infringement suit against the Company. There were no substantive developments in this suit during the quarter. The Company is aggressively defending its position and believes the lawsuit is without merit.

PAPER SEGMENT

Total domestic paper sales were $126.1 million, up 66.4% from the $75.7 million reported in the second quarter of 1994. Operating profits were $22.8 million, an 82% increase over 1994's $12.6 million. The paper mills operated at about 96% capacity during the second quarter of 1995 as several mills took downtime for maintenance. Also, there was some decrease in demand corresponding to the drop in orders from the company's industrial packaging operations. Accounting for about 20% of the quarter's profit increase was the improved pricing for corrugating medium that is produced as a joint venture with Georgia-Pacific. The division has also increased prices in response to the continuing increases in the cost of recovered paper grades, especially old corrugated containers
(OCC) and old newspapers. As in the first quarter, a significant factor in the performance of the paper segment has been the increased external sales of the Company's Paper Stock Dealer subsidiary. This group has benefited from the increased demand for recovered newsprint and other recovered grades of paper. During the quarter, the Company and Weyerhaeuser announced an agreement to share some recovered paper collection facilities and to strengthen access to recovered paper supplies for the companies and their customers.

INTERNATIONAL SEGMENT

The Company's international operations continued strong performance through the second quarter with sales of $146.8 million, up from $108 million in 1994. Sales were given a strong boost by the addition of Harland, which was acquired in June 1994, and the European consumer packaging business, which was fully acquired in January 1995. Operating profits for the international segment were $10.7 million, up 116.6% from $4.9 million in 1994. International performance was led by the tube, core and paperboard business in Asia, Canada, Mexico and Europe and the composite can business in Latin America. Volume was down slightly in the tube business in Australia and New Zealand because of slowing economies. The company's molded plastics operations in the Netherlands and Germany posted a strong performance and experienced significant improvement in volume during the second quarter.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

          JUNE 1995 YEAR-TO-DATE COMPARED WITH JUNE 1994 YEAR-TO-DATE

RESULTS OF OPERATIONS

Consolidated net sales for the first six months of 1995 were $1,337 million, compared with $1,102 million reported for the same period last year. Net income available to common shareholders was $77.8 million in the first half of 1995, compared with $57.1 million in 1994. Earnings per share (assuming no dilution) for the first six months were $.85 compared with $.63 in last year's first half. Fully diluted earnings per share were $.81, up from $.61 in 1994. (Prior earnings per share numbers are restated to reflect the 5% common stock dividend issued in June 1995.)

On a consolidated basis, the gross profit margin increased from 21.4% for the first six months of 1994 to 21.8% for the same period in 1995. The first six months of 1995 were characterized by volatile raw material costs, especially in recovered paper and plastic resins. Most operations were successful in recovering the increased costs. While the U.S. economy has weakened the past couple of months, it is expected to begin to strengthen later in the year. The Company's businesses are performing at record levels and are expected to remain strong throughout 1995.

CONVERTED PRODUCTS SEGMENT

Trade sales for the converted products segment during the first six months were $968.5 million, a 14.1% increase over 1994's first-half sales of $848.9 million. Operating profits were $107.9 million compared with $90.9 million in 1994. The increase in sales for this segment represents both price increases implemented to meet volatile rising raw material costs and volume increases. Increased profits resulted from the higher prices and a variety of productivity improvements and cost reduction programs.

PAPER SEGMENT

Total domestic paper sales were $231.6 million compared with $147.1 million in the first half of 1994. Operating profits were $41.4 million, up 57.8% from the $26.2 million reported for the same period in 1994. A contributing factor to the increase in sales and profits is the improved pricing for corrugating medium that is produced as a joint venture with Georgia-Pacific. The division has also increased prices in response to the continuing increases in the cost of recovered paper grades. In addition, the Paper Stock Dealer subsidiary has benefited from the increased demand for recovered paper. During 1995 the division has invested in programs to strengthen its access to recovered paper. While the cost of recovered paper declined at the end of the second quarter, the Company feels that increases in the cost of OCC are likely during the remainder of 1995.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED


     JUNE 1995 YEAR-TO-DATE COMPARED WITH JUNE 1994 YEAR-TO-DATE, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

INTERNATIONAL SEGMENT

Sales in the international segment were $272.4 million, up 38% from the $197.5 million reported in the first half of 1994. Operating profits were $18.8 million, compared with $10.1 million recorded for the first half of 1994. The 1995 results include the Harland acquisition, which was completed in June 1994, and the purchase of the remaining 50% of the composite can operations in Europe effective January 1, 1995. The strong international performance in the first half of 1995 was led by the tube, core and paperboard business in Asia, Canada, Mexico and Europe and the composite can business in Latin America. The molded plastics operations in the Netherlands and Germany also experienced significant improvement in volume during the first half of 1995.

CORPORATE

Interest income, interest expense and unallocated corporate expenses are excluded from the operating profits by segment and are shown under Corporate. Total expenses, net of interest income, for the corporate segment were $35.9 million, up from $27.6 million for the same period last year. Corporate interest expense increased, reflecting higher average borrowing costs, acquisition funding, and increased spending on capital investments. General corporate expense is up over the first half of 1994 due to a broad-based company-owned life insurance program. The tax advantages of this program are reflected in the Company's effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial position remained strong through the first six months. The debt to capital percentage increased to 41.5% at July 2, 1995, from 38.1% at December 31, 1994. Debt increased in 1995 primarily as a result of increased capital expenditures and acquisition funding. In addition, $35.1 million of 6.125% Industrial Development Revenue Bonds (IRBs) due June 1, 2025 were issued. As of July 2, 1995, the proceeds from the IRBs were invested in marketable securities, explaining the significant increase in cash and cash equivalents.

Working capital increased $79.4 million during the first six months of 1995 primarily due to the increases in cash equivalents, accounts receivable and inventory, partially offset by increased payables. The increases in receivables, inventory and payables in 1995 is a result of business growth and price increases.

In April 1995, the Company increased the amount available under its commercial paper program from $250 million to $300 million and increased fully committed bank lines of credit supporting the program by a like amount.

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

                            SONOCO PRODUCTS COMPANY

                          PART II.  OTHER INFORMATION


Item 1.        Legal Proceedings

               Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


Item 6.        Exhibits and Reports on Form 8-K

               (a)   Exhibit (3) - Articles of Incorporation

                     Exhibit (11) - Computation of Earnings per Share

                     Exhibit (27) - Financial Data Schedule (for SEC use only)

               (b) There were no reports on Form 8-K filed by the Company for the three months ended July 2, 1995.

                 S O N O C O   P R O D U C T S   C O M P A N Y


                                   SIGNATURE


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 SONOCO PRODUCTS COMPANY
                                            -----------------------------------
                                                       (Registrant)



Date:     August 14, 1995                   By:     /s/ F. T. Hill, Jr.
     -------------------------                 --------------------------------
                                                        F. T. Hill, Jr.
                                                        Chief Financial Officer

                            SONOCO PRODUCTS COMPANY

                                 EXHIBIT INDEX




             Exhibit
             Number           Description
             -------          -----------

                3             Articles of Incorporation

               11             Computation of Earnings per Share

               27             Financial Data Schedule (for SEC use only)