Form 10-Q
period 1995-09-30
SONOCO PRODUCTS CO
filed 1995-11-15
CIK 91767

                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                     20549

                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended October 1, 1995                Commission File No. 1-11261


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

                            Yes    X    No
                                -------    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock at October 1, 1995.

                   Common stock, no par value:    91,097,635
                   -----------------------------------------

                            SONOCO PRODUCTS COMPANY


                                     INDEX





PART I.                FINANCIAL INFORMATION

         Consolidated Balance Sheets - October 1, 1995 and
                 December 31, 1994

         Consolidated Statements of Income -
                 Three Months and Nine Months Ended October 1,
                 1995 and October 2, 1994

         Consolidated Statements of Cash Flows -
                 Nine Months Ended October 1, 1995 and
                 October 2, 1994

         Notes to Consolidated Financial Statements

         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations



PART II.         OTHER INFORMATION


SIGNATURE


                            SONOCO PRODUCTS COMPANY
                    CONSOLIDATED BALANCE SHEETS (unaudited)
                       (Dollars and shares in thousands)

                                                                                       October 1,        December 31,
                                                                                         1995                1994
                                                                                     ------------        ------------
                           ASSETS
                           ------
Current Assets
   Cash and cash equivalents                                                        $     79,573         $     28,444
   Trade accounts receivable, net of allowances                                          323,270              270,439
    Other receivables                                                                     20,802               20,211
    Inventories:
         Finished and in process                                                         112,066               86,238
         Materials and supplies                                                          135,633              121,424
   Prepaid expenses                                                                       13,458               29,943
   Deferred income taxes                                                                  13,966               14,012
                                                                                    ------------         ------------
                                                                                         698,768              570,711
Property, Plant and Equipment, Net                                                       824,827              763,109
Cost in Excess of Fair Value of Assets Purchased, Net                                    384,286              358,965
Other Assets                                                                             158,245              142,268
                                                                                    ------------         ------------
         Total Assets                                                               $  2,066,126         $  1,835,053
                                                                                    ============         ============

            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------
Current Liabilities
   Payable to suppliers                                                             $    157,935         $    158,098
   Accrued expenses and other                                                            108,790               83,268
   Accrued wages and other compensation                                                   26,124               30,855
   Notes payable and current portion of long-term debt                                    68,573               59,421
   Taxes on income                                                                        31,270               17,001
                                                                                    ------------         ------------
                                                                                         392,692              348,643
Long-Term Debt, Net of Current Maturities                                                588,097              487,959
Postretirement Benefits Other Than Pensions                                              107,827              104,179
Deferred Income Taxes and Other                                                           70,085               62,054
Shareholders' Equity
   Serial preferred stock, no par value
      Authorized 30,000 shares
      Issued 3,450 shares                                                                172,500              172,500
   Common stock, no par value
      Authorized 150,000 shares
      Issued 96,433 shares                                                                 7,175                7,175
   Capital in excess of stated value (Note 2)                                            173,572               60,908
   Translation of foreign currencies                                                     (43,532)             (46,252)
   Retained earnings (Note 2)                                                            668,056              697,299
   Treasury shares at cost (1995 - 5,335
      shares; 1994 - 5,179 shares*)                                                      (70,346)             (59,412)
                                                                                    ------------         ------------
      Total shareholders' equity                                                         907,425              832,218
                                                                                    ------------         ------------
         Total Liabilities and Shareholders' Equity                                 $  2,066,126         $  1,835,053
                                                                                    ============         ============

*Restated to reflect the 5% common stock dividend on June 9, 1995.

          See accompanying Notes to Consolidated Financial Statements

                            SONOCO PRODUCTS COMPANY
                 CONSOLIDATED STATEMENTS OF INCOME (unaudited)
               (Dollars and shares in thousands except per share)

                                                         Three Months Ended                  Nine Months Ended
                                                    ----------------------------        ------------------------------
                                                    October 1,        October 2,         October 1,         October 2,
                                                      1995              1994               1995               1994
                                                    ----------         ---------        -----------        -----------
Sales                                               $686,998           $591,178         $2,023,866         $1,692,941

Cost of sales                                        537,050            466,468          1,582,572          1,332,628

Selling, general and
   administrative expenses                            72,377             63,254            212,934            182,626

Interest expense                                      11,828              9,435             32,165             27,007

Interest income                                       (1,409)              (538)            (3,099)            (1,459)
                                                    --------           --------         ----------         ----------

Income from operations before
   income taxes                                       67,152             52,559            199,294            152,139

Taxes on income                                       26,370             20,500             78,270             59,300
                                                    --------           --------         ----------         ----------

Income from operations before
   equity in earnings of affiliates                   40,782             32,059            121,024             92,839

Equity in earnings of affiliates                        (142)               450              1,266                605
                                                    --------           --------         ----------         ----------

Net income                                            40,640             32,509            122,290             93,444

Preferred dividends                                   (1,941)            (1,941)            (5,823)            (5,823)
                                                    --------           --------         ----------         ----------

Net income available to
   common shareholders                              $ 38,699           $ 30,568         $  116,467         $   87,621
                                                    ========           ========         ==========         ==========

Average common shares outstanding*                    91,149             91,454             91,149             91,454

Earnings per common share*
-------------------------

   Assuming no dilution                             $    .43           $    .33         $     1.28         $      .96
                                                    ========           ========         ==========         ==========
   Assuming full dilution                           $    .41           $    .33         $     1.22         $      .94
                                                    ========           ========         ==========         ==========

Dividends per common share*                         $    .15           $   .133         $     .433         $     .395
                                                    ========           ========         ==========         ==========


* Shares outstanding and per share data have been restated to reflect the 5% common stock dividend on June 9, 1995.

          See accompanying Notes to Consolidated Financial Statements

                            SONOCO PRODUCTS COMPANY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (Dollars in thousands)

                                                                                                Nine Months Ended
                                                                                        --------------------------------
                                                                                         October 1,         October 2,
                                                                                           1995               1994
                                                                                        -----------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                $122,290           $ 93,444
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation, depletion and amortization                                              93,665             82,130
      Equity in earnings of affiliates                                                      (1,266)              (605)
      Deferred taxes                                                                         4,586              2,737
      Loss on disposition of assets                                                            123              1,100
      Changes in assets and liabilities net of
        effects from acquisitions/dispositions
        and foreign currency adjustments:
           Receivables                                                                     (41,444)           (52,795)
           Inventories                                                                     (27,907)            (9,278)
           Prepaid expenses                                                                 16,286             12,320
           Payables and taxes                                                               18,127             42,533
           Other assets and liabilities                                                    (14,769)            (3,284)
                                                                                          --------           --------

Net cash provided by operating activities                                                  169,691            168,302
                                                                                          --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                                 (122,915)           (90,252)
Cost of acquisitions, exclusive of cash                                                    (50,234)           (26,457)
Proceeds from the sale of assets                                                             3,320              2,912
                                                                                          --------           --------

Net cash used by investing activities                                                     (169,829)          (113,797)
                                                                                          --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt                                                             173,464             72,734
Principal repayment of debt                                                                (67,530)           (70,478)
Cash dividends - common and preferred                                                      (45,301)           (41,893)
Treasury shares acquired                                                                   (18,307)           (18,602)
Treasury shares issued                                                                       7,486              2,728
                                                                                          --------           --------

Net cash provided (used) by financing activities                                            49,812            (55,511)
                                                                                          --------           --------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                                     1,455              1,056
                                                                                          --------           --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   51,129                 50

Cash and cash equivalents at beginning of period                                            28,444             25,858
                                                                                          --------           --------

Cash and cash equivalents at end of period                                                $ 79,573           $ 25,908
                                                                                          ========           ========

          See accompanying Notes to Consolidated Financial Statements

                            SONOCO PRODUCTS COMPANY
          CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued
                             (Dollars in thousands)




SUPPLEMENTAL CASH FLOW DISCLOSURES:
-----------------------------------


                                                                         Nine Months Ended
                                                               -------------------------------------
                                                                October 1,               October 2,
                                                                  1995                     1994
                                                               -----------             -------------
Interest paid                                                     $28,752                 $27,522

Income taxes paid                                                  56,770                  40,033




NONCASH TRANSACTION:
--------------------

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

NOTE 2:         DIVIDEND DECLARATIONS

                On October 18, 1995, the Board of Directors declared a regular common stock dividend of $.15 per share, payable December 8 to shareholders of record November 17, 1995. The Board also declared a dividend of $.5625 per share on the $2.25 Series A Cumulative Convertible Preferred Stock payable February 1, 1996, to shareholders of record as of January 12, 1996.

                On June 9, 1995, the Company issued a 5% common stock dividend ($106.2 million fair value), which was declared April 19 for all shareholders of record May 19. All 1994 shares and per share data in the accompanying Consolidated Financial Statements have been restated to reflect the stock dividend. As a result of the stock dividend, the conversion price for holders of the Company's $2.25 Series A Cumulative Convertible Preferred Stock has been adjusted from $25.31 to $24.11 per share of common stock.

 NOTE 3:        ACQUISITIONS

                In January 1995, the Company acquired the remaining 50% interest in the CMB/Sonoco joint venture. CMB/Sonoco is a producer of composite cans with manufacturing facilities in Manchester, U.K. and Lievin, France. In March 1995, the Company completed the purchase of a flexible packaging plant in Edinburgh, Indiana, that was formerly owned by Hargro Flexible Packaging Corporation. The Edinburgh plant manufactures packaging for the confection, snack food and pharmaceutical markets and had sales of more than $30 million in 1994. During the second quarter of 1995, the Company purchased three converting operations in Brazil and a converting plant and small paper mill in France. The Company also purchased two additional recovered paper collection plants.

                Subsequent to October 1, 1995, the Company completed the acquisition of Cricket Converters, Inc. of Hightstown, N.J. Cricket, with sales of approximately $27 million, supplies labels to the pharmaceutical and health care markets. The Company also purchased a recovered paper collection business in Washington, D.C. and a paper mill in Brazil in October 1995. The pro forma impact of all 1995 acquisitions to date is not material.

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


                   FINANCIAL SEGMENT INFORMATION (unaudited)
                             (Dollars in thousands)




                                                   Three Months Ended                           Nine Months Ended
                                            -------------------------------             -----------------------------
                                            October 1,            October 2,              October 1,       October 2,
                                              1995                  1994                    1995             1994
                                            ----------          -----------             ------------      -----------
Total Revenue
    Converted Products                       $502,621              $449,923              $1,487,793        $1,313,616
    Paper                                     117,905                90,194                 349,521           237,275
    International                             147,308               115,275                 422,412           315,263
                                             --------              --------              ----------        ----------

    Consolidated                             $767,834              $655,392              $2,259,726        $1,866,154
                                             ========              ========              ==========        ==========

Sales to Unaffiliated Customers
    Converted Products                       $494,733              $442,085              $1,463,250        $1,290,960
    Paper                                      47,419                34,456                 143,327            89,894
    International                             144,846               114,637                 417,289           312,087
                                             --------              --------              ----------        ----------
    Consolidated                             $686,998              $591,178              $2,023,866        $1,692,941
                                             ========              ========              ==========        ==========

Operating Profit
    Converted Products                       $ 51,652              $ 49,590              $  159,503        $  140,509
    Paper                                      24,673                15,726                  66,070            41,962
    International                              11,442                 1,473                  30,207            11,543

    Corporate*                                (20,615)              (14,230)                (56,486)          (41,875)
                                             --------              --------              ----------        ----------
    Consolidated                             $ 67,152              $ 52,559              $  199,294        $  152,139
                                             ========              ========              ==========        ==========



*Includes interest income, interest expense and unallocated corporate expenses.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                                 (unaudited)


              THIRD QUARTER 1995 COMPARED WITH THIRD QUARTER 1994


RESULTS OF OPERATIONS
---------------------

Consolidated net sales for the third quarter of 1995 were $687 million, a 16.2% increase over the $591.2 million recorded in the third quarter of 1994. Net income available to common shareholders was up 26.6% to $38.7 million from the $30.6 million reported in 1994. Earnings per share (assuming no dilution) for the quarter were up 30.3% to $.43, compared with $.33 in the same quarter last year. Fully diluted earnings per share were $.41, up from $.33 in the third quarter of 1994. Prior earnings per share numbers have been restated to reflect the 5% common stock dividend issued in June 1995.

CONVERTED PRODUCTS SEGMENT

Trade sales for the converted products segment were $494.7 million, an 11.9% increase over 1994's third quarter sales of $442.1 million. Operating profits were $51.7 million, compared with the $49.6 million in the third quarter of 1994. Volume showed declines in several converting businesses as the United States economy continued its sluggish performance. Raw material prices continued their volatility during the quarter with recovered paper prices falling significantly from the all-time high levels established earlier this year. Subsequent to quarter-end, as paper prices continued to decline, our tube and core business reduced selling prices accordingly. This segment was impacted by consulting fees for Process Excellence, a project reengineering major processes in its oldest and strongest businesses, the tube, core and paperboard operations. Consulting fees incurred in connection with Process Excellence during the third quarter were $3.7 million pretax, of which $3.0 million are included in this segment and $.7 million are included in the paper segment. Fourth quarter results will likely incur similar costs. Subsequent costs are expected to be offset by benefits accruing to the project.

In the tube and core business, sales and profits increased during the third quarter despite declines in sales volume directly related to a weakening economy. The paper mill core and textile carrier markets were weak during the quarter. The sales increase in the tube and core business resulted from price increases implemented during the past year to offset increases in raw material costs.

Sales and profits increased in the consumer packaging businesses. While most of the food packaging markets were strong during the third quarter, the nut segments were down. The sales increase for the quarter came from unit increases and from price increases implemented during the year to offset some of the higher costs of raw materials. Newly designed equipment for the production of a revolutionary new rectangular composite package with a hermetically sealed paper bottom is now operational. This business anticipates a strong fourth quarter based on sales volume increases.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS (unaudited), continued

         THIRD QUARTER 1995 COMPARED WITH THIRD QUARTER 1994, continued


RESULTS OF OPERATIONS, continued
---------------------

Sales and profits were down in the industrial container business as volume in both fibre and plastic drums was down for the quarter. Most of the volume shortfall in fibre drums was related to the size and timing of the West Coast crop season. The fourth quarter will benefit from the delayed harvest this year, though the size of the harvest is expected to be below the 1994 season. The intermediate bulk container business continued to expand volume with both existing and new customers. This operation added a new blow molder during the third quarter to support the continuing growth.

Engraph's sales and profits were up in the third quarter. The flexible packaging operations included the acquisition of the Edinburgh, Ind., plant of Hargro Flexible Packaging Corp., which added to both sales and profits of the division. Additional capacity is coming on line in the flexible packaging area, as new presses have been added at both Morristown, Tenn., and Edinburgh. In early October, the Company completed the acquisition of Cricket Converters in Hightstown, N.J. Cricket, with sales of $27 million, supplies labels to the pharmaceutical and health care markets. Engraph is taking steps to reorganize its label businesses with the expected benefits of lower cost, better capital utilization and more effective strategy implementation. The label group has strong bookings for the remainder of the year and is expecting a good fourth quarter. Business in the glass cover and coaster operations remained good and the paperboard carton business increased slightly over the third quarter of last year.

Sales and profits were up in the Company's plastic bag operations. Sales volume increased during the quarter as the division continued to develop the independent wholesale grocery market. Resin costs increased significantly earlier in the year and prices were increased to help offset some of these costs. The division continued its expansion program during the quarter as new machines began producing bags at plants in North Carolina, Pennsylvania and California. Efficiencies are now approaching expectations.

Sales were flat in the Crellin Molded and Extrusion Plastics operation due to weakness in several end markets including wire and cable and textiles. Profit was down from the prior year's third quarter due to the inability to recover all resin cost increases. The Sebro operation, which serves the automotive industry, saw continued good volume levels. The Company's wire and cable reel operation, the Baker Division, saw a drop in sales and profits resulting from decreased volume reflecting slower growth in the economy. The fibre partitions group expanded both sales and profits as they continued to convert customers from corrugated to fibre partitions. The protective packaging operations saw continued increases in sales from the Company's packaging forms but start-up problems are hurting profits in the engineered cushion fibre operation.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS (unaudited), continued

         THIRD QUARTER 1995 COMPARED WITH THIRD QUARTER 1994, continued



RESULTS OF OPERATIONS, continued
---------------------

PAPER SEGMENT

Total domestic paper sales were $117.9 million, a 30.7% increase over the $90.2 million reported in the third quarter of 1994. Operating profits were $24.7 million, up 56.9% from the $15.7 million in 1994. Volume was off during the quarter as the Company's paper mills operated at about 95% capacity, compared with nearly 98% capacity in the third quarter of 1994. This volume decrease is directly related to the decline in sales from the paper converting operations and a general decline in demand for paper across the industry. Prices for the Company's major raw material, recovered paper, began to fall during the third quarter, though recovered paper costs remained above the levels of 1994's third quarter. Also during the third quarter, some external board purchases were moved to internal supply, resulting in some productivity losses as volume was refocused in the paper mill system. Profits in the recovered paper collection operations declined as prices fell, but lower recovered paper cost to the paper mills more than offset that decline. Subsequent to quarter-end, the continued dramatic decline in recovered paper cost resulted in selling price reductions to paper customers.


INTERNATIONAL SEGMENT

The Company's international operations continued strong performance in the third quarter, with sales of $144.8 million, 26.4% ahead of 1994's third quarter sales of $114.6 million. The sales gain resulted from the January 1, 1995, acquisition of the remaining 50% interest in CMB/Sonoco, higher volumes in some geographic areas and selling price increases in response to higher material costs. Profits increased to $11.4 million from $1.5 million in the prior year's third quarter. The Company's tube and core business in Asia experienced higher volume in most operations, while this business in Europe, Mexico and Australia saw declines in volume related to slowing economies. The European paper mills will take downtime in the fourth quarter in response to lower demands in light of the weak economies. Increased volume in the consumer packaging operations in Mexico is expected to result from gaining new business in the powdered beverage market. In New Zealand, the new protective packaging business, which has been suffering start-up losses, began to turn around in the third quarter and should be profitable over the balance of the year.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                            (unaudited), continued

     SEPTEMBER 1995 YEAR-TO-DATE COMPARED WITH SEPTEMBER 1994 YEAR-TO-DATE


RESULTS OF OPERATIONS
---------------------

Consolidated net sales for the first nine months of 1995 were $2.02 billion, a 19.5% increase over the $1.69 billion in the first nine months of 1994. The increase in sales was largely the result of acquisitions, volume gains and selling price increases implemented during the year to offset increasing raw material costs, especially recovered paper. Net income available to common shareholders for the first three quarters of 1995 was $116.5 million, compared with $87.6 million during the same reporting period last year. Earnings per share (assuming no dilution) for the first nine months were up 33.3% to $1.28, compared with $.96 for the same period last year. Fully diluted earnings per share were $1.22, up from $.94 in 1994. Prior earnings per share numbers have been restated to reflect the 5% common stock dividend issued in June 1995.

On a consolidated basis, the gross profit margin increased from 21.3% for the first nine months of 1994 to 21.8% for the same period in 1995. The first nine months of 1995 were characterized by volatile raw material costs, especially in recovered paper and plastic resins. Most operations were successful in recovering the increased costs. Although the weakened economy impacted the Company's businesses in the third quarter, nearly all of the Company's operations showed strong results during the first nine months.

CONVERTED PRODUCTS SEGMENT

Trade sales for the converted products segment during the first nine months were $1.46 billion, a 13.3% increase over 1994 sales of $1.29 billion. Operating profits were $159.5 million compared with $140.5 million in 1994. The increase in sales for this segment represents both price increases implemented to meet rising raw material costs and volume increases. Increased profits resulted from the higher prices and a variety of productivity improvements and cost reduction programs. Profits in this segment have been impacted by consulting fees for Process Excellence, the process-reengineering project undertaken by the Company during 1995. The first two phases of this project have been completed. The Process Excellence project is expected to make the tube and core business even stronger and thus provide significant returns to this segment over the next few years.

PAPER SEGMENT

Total domestic paper sales were $349.5 million compared with $237.3 million in the first nine months of 1994. Operating profits were $66.1 million, up 57.5% from the $42 million reported for the same period in 1994. A contributing factor to the increase in sales and profits is the improved pricing for corrugating medium that is produced as a joint venture with Georgia-Pacific. The division has also increased prices in response to the increases in the cost of recovered paper grades. Although prices for recovered paper began to fall during the third quarter of 1995, they remained above the levels experienced through the third quarter of 1994. In 1995 the Paper Stock Dealer subsidiary increased sales and profits because of the increased demand for recovered paper. During the year, this division invested in programs to strengthen its access to recovered paper. The paper segment also invested in improvements to paper machines to increase productivity.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                            (unaudited), continued

 SEPTEMBER 1995 YEAR-TO-DATE COMPARED WITH SEPTEMBER 1994 YEAR-TO-DATE,
                                  continued

Results of Operations, continued
--------------------------------

INTERNATIONAL SEGMENT

Sales in the international segment were $417.3 million, up 33.7% from the $312.1 million reported for the first nine months of 1994. The 1995 results include the Harland acquisition, which was completed in June 1994, and the purchase of the remaining 50% of the composite can operations in Europe, effective January 1, 1995. Selling price increases implemented in response to higher material costs as well as higher volumes in some geographic areas also contributed to the sales increase in 1995. Operating profits in the international segment were $30.2 million compared with $11.5 million in 1994. The strong international performance in the first nine months was led by the tube, core and paperboard businesses in Europe, Canada and Mexico and the composite can business in Latin America.

CORPORATE

Interest income, interest expense and unallocated corporate expenses are excluded from the operating profits by segment and are shown under Corporate. Total expenses, net of interest income, for the corporate segment were $56.5 million, up from $41.9 million for the same period last year. Corporate interest expense increased, reflecting higher debt levels. General corporate expense also increased in 1995 because of increased costs associated with premiums for the Company's broad-based company-owned life insurance program and higher incentive and benefit costs. The tax benefit from the life insurance program is reflected in the Company's effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's financial position remained strong through the first nine months. The debt to capital percentage increased to 40.4% at October 1, 1995, from 38.1% at December 31, 1994. Debt increased in 1995 primarily as a result of increased capital expenditures, acquisition funding and the increase in cash and cash equivalents. In June 1995, the Company issued $35.1 million of 6.125% Industrial Development Revenue Bonds (IRBs) due June 1, 2025. As of October 1, 1995, $33.6 million of the proceeds from the IRBs were invested in marketable securities, explaining most of the increase in cash and cash equivalents.

Working capital increased $84 million during the first nine months of 1995 primarily due to the increases in cash equivalents, accounts receivable and inventory, partially offset by increased payables. The increases in receivables, inventory and payables in 1995 is a result of price increases and business growth.

In April 1995, the Company increased the amount available under its commercial paper program from $250 million to $300 million and increased fully committed bank lines of credit supporting the program by a like amount.

On November 10, 1995, the Company issued $100 million of 6.75% Debentures due November 1, 2010, in order to lengthen the maturities of the Company's indebtedness. The net proceeds from the issue were used to reduce outstanding commercial paper obligations.

The Company expects internally generated cash flow along with borrowings available under its commercial paper and other existing credit facilities to be sufficient to meet operating and normal capital expenditure requirements.

                            SONOCO PRODUCTS COMPANY

                          PART II.  OTHER INFORMATION



Item 1.     Legal Proceedings
------      -----------------

            Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


Item 6.     Exhibits and Reports on Form 8-K
------      --------------------------------

            (a)     Exhibit (11) - Computation of Earnings Per Share

                    Exhibit (27) - Financial Data Schedule (for SEC use only)

            (b) There were no reports on Form 8-K filed by the Company during the quarter ended October 1, 1995.

                            SONOCO PRODUCTS COMPANY





                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 SONOCO PRODUCTS COMPANY
                                           ------------------------------------
                                                     (Registrant)




Date:      November 14, 1995               By:   /s/    F. T. Hill, Jr.
       ---------------------------            ---------------------------------
                                                        F. T. Hill, Jr.
                                                        Chief Financial Officer

                            SONOCO PRODUCTS COMPANY

                                 EXHIBIT INDEX





                Exhibit
                Number                Description
                ------                -----------


                   11                 Computation of Earnings Per Share

                   27                 Financial Data Schedule (for SEC use only)