Form 10-K
period 1995-12-31
SONOCO PRODUCTS CO
filed 1996-03-27
CIK 91767

                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D. C.
                                     20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995       COMMISSION FILE NUMBER 1-11261

                            SONOCO PRODUCTS COMPANY


INCORPORATED UNDER THE LAWS                      I.R.S. EMPLOYER IDENTIFICATION
      OF SOUTH CAROLINA                                   NO. 57-0248420


                              POST OFFICE BOX 160
                     HARTSVILLE, SOUTH CAROLINA 29551-0160

                            TELEPHONE: 803-383-7000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                     Name of exchange on which registered
-----------------------------------     ------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant (based on the New York Stock Exchange closing price) on March 3,
1996, was $2,483,756,350.                       .

As of March 3, 1996, there were 91,147,022 shares of no par value common stock outstanding.

Documents Incorporated by Reference
      Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1995, are incorporated by reference in Parts I, II and IV; portions of the Proxy Statement for the annual meeting of shareholders to be held on April 17, 1996, are incorporated by reference in Part III.

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                                     PART I

ITEM I. BUSINESS
----------------

     The Company

     The Company, a South Carolina corporation founded in Hartsville, South Carolina in 1899, is a major global manufacturer of paperboard-based and plastic-based packaging products. The Company is also vertically integrated into paperboard production and recovered paper collection.
     The paperboard utilized in the Company's packaging products is produced substantially from recovered paper. The Company operates an extensive network of plants in the United States and has subsidiaries in Europe, North America, South America, Australia and Asia, and affiliates in Canada, Japan, France and Italy. The Company's business is organized by global product lines in order to leverage its U.S. customer base, to take advantage of synergies from its worldwide operations and to serve its customers worldwide on a timely basis and with consistent quality.

     The Company serves a wide variety of industrial and consumer markets. Industrial markets, which represented approximately 58% of the Company's sales in 1995, include paper manufacturers, chemical and pharmaceutical producers, textile manufacturers, automotive manufacturers, the wire and cable industry and the building and construction industry. Consumer markets, which represented approximately 42% of the Company's sales in 1995, include food and beverage processors, the personal and health care industries, supermarkets, retail outlets, household good manufacturers and consumer electronics. The Company believes that it is a leading producer in most markets served.

     The Company's operations are divided into three segments (two domestic and one international) for financial reporting purposes. Domestic segments include Converted Products and Paper. The Financial Reporting For Business Segments Table as shown in Note 18 of the Company's 1995 Annual Report to Shareholders, which is included as Exhibit 13, presents selected financial data by major lines of business or segments for each of the past three fiscal years. This table is hereby incorporated by reference herein and should be read in conjunction with the Management's Discussion and Analysis of the 1995 Annual Report to Shareholders, which is also hereby incorporated by reference herein.

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

ITEM I. BUSINESS, CONTINUED
----------------

     Acquisitions/Dispositions

     Acquisitions over the past five years have been an important part of the Company's strategy for growth. The 1992 acquisition of the Trent Valley paper mill in Trenton, Ontario, Canada, provided the Company with a new forming technology that improves the dimensional stability of paperboard, a critical property in certain market segments. During 1993, the Company purchased Crellin Holding, Inc., an international manufacturer, designer and marketer of molded plastic products. The Company also completed the acquisition of the OPV/Durener Group, Germany's second largest manufacturer of tubes and cores. In October 1993, the Company acquired Engraph, Inc., creating the opportunity to grow into new packaging markets. These markets included pressure-sensitive labels and package inserts, flexible packaging, screen process printing and paperboard cartons and specialities. During 1994, the Company acquired M. Harland & Son Limited, a leading producer of pressure-sensitive roll labels and roll-label application equipment headquartered in the United Kingdom.

     During 1995, the Company completed several acquisitions which were strategically important both in the U. S. and internationally. In January, the Company acquired the remaining 50% interest in the CMB/Sonoco joint venture. CMB/Sonoco is a producer of composite cans with manufacturing facilities in England and France. In March, the Company purchased a flexible packaging plant in Edinburgh, Ind., from Hargro Flexible Packaging Corporation. The Edinburgh plant, which further enhances the Company's flexible packaging business, manufactures packaging for the confection, snack food and pharmaceutical markets. In October, the Company completed the acquisition of the assets of Cricket Converters, Inc., of Hightstown, N.J., a major manufacturer of high-quality, pressure-sensitive labels for the pharmaceutical and health care markets. In November, the Company formed a joint venture to produce paperboard in Shanghai, China, and in December acquired a minority interest in Demolli Industria Cartaria SRL, a manufacturer of tubes and cores in Italy. Also during 1995, the Company purchased three converting operations and a paper mill in Brazil, a small tube and paper manufacturer in France and three recovered paper collection plants in the United States.

     Competition

     The Company believes it has several competitive advantages in the industrial and consumer markets it serves. First, the Company manufactures and sells many of its products globally. As a result, the Company believes it has the capability to respond effectively to customers seeking national or international supply agreements. Secondly, the Company believes its technological leadership, reputation for quality and vertical integration has enabled the Company to coordinate its product development and global expansion with the rapidly changing needs of its major customers, who demand high-quality, state-of-the-art, environmentally compatible packaging. Thirdly, the Company and its customers have

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

ITEM I. BUSINESS, CONTINUED
----------------

     Competition, Continued

     developed international standards to reduce costs and increase quality. Finally, the Company believes that its strategy of vertical integration, via its unique interrelationship between its industrial products and papermaking operations, increases its control over the availability and quality of raw materials used in its products. The Company believes investments made in the fast growing flexible packaging and pressure-sensitive label businesses have enhanced its competitive position with new products in existing markets while providing new market opportunities.


     Converted Products Segment - The Company is a U.S. market leader in nearly all of its primary businesses, including the manufacture of high-value tubes, cores and cones; composite cans; fibre and plastic drums; nailed wood and metal reels and pressure-sensitive labels. The Company is the second U.S. leading producer of fibre partitions. The Company is the leading U.S. producer of high-density, high-molecular weight, plastic carry-out grocery bags. The Company also produces plastic bags for the high-volume retail market and the convenience store market, and film for the agricultural market. In 1995, the Company completed a $25-million expansion project, expanding capacity by about two billion bags annually, to accommodate additional business resulting from the exit of a competitor during 1994.

     Paper Segment - The domestic Paper Division, with 12 plants and 22 machines, is one of the world's leading producers of recycled paperboard, most of which is consumed internally. The Company has a strong degree of vertical integration with the paper-converting business. This tactic, combined with advancing technology and a strong recovered paper operation, helps to keep the Company a competitive producer.

     International - Having operated internationally for more than 70 years, the International segment has been important in the Company's ability to serve and retain many of its customers that have international packaging requirements. The Company considers its ability to serve its customers worldwide in a timely, consistent and cost-effective manner a competitive advantage.

     The Company's products are sold in highly competitive market environments. Within each of these markets, supply and demand are the major factors controlling the market environment. Additionally, and to a lesser degree, these markets are influenced by the overall rate of economic activity. Throughout the year, the Company remained highly competitive within each of the markets served. None of the Company's segments is seasonal to any significant degree. The Management's Discussion and Analysis of the 1995 Annual Report to Shareholders discusses the various segments of the Company and is hereby incorporated by reference herein.

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

----------------

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

     Although the Company considers the supply of raw materials to be adequate to meet its needs, the majority of raw materials are subject to price volatility as experienced in 1995 and 1994. In the early part of the year, costs for primary raw materials, such as recovered paper, plastic resins, aluminum and steel, were extremely high, resulting in selling price increases, where possible. Later in the year, there were selected selling price decreases to reflect the falling costs of some raw materials. On balance, the Company was able to recover the cost increases in 1995. Although cost pressures on raw materials are expected to be a continuing factor, the Company expects to mitigate any adverse earnings impact over time through selling price increases. The Company has also been strengthening its fibre recovery system over the past two years. Three paper collection operations were acquired during the year to expand the Company's collection base. In addition, the Company continues to work on such arrangements as joint ventures and partnership agreements to strengthen its supply stability.


     Backlog

     Most customer orders are manufactured with a lead time not to exceed three weeks. Domestic long-term contracts, primarily for composite cans, exist for approximately 18% of trade sales (no one contract exceeds 3%). These contracts, which are for a specific duration, generally include price escalation provisions for raw materials, labor and overhead costs. There are no significant long-term purchase contracts because the Company considers the supply of raw materials adequate to meet its needs.

     SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

----------------

     Patents, Trademarks and Related Contracts

     No segment of the business is materially dependent upon the existence of patents, trademarks or related contracts.

     Research and Development

     The Company has 113 employees engaged in new product development and technical support for existing product lines. Company-sponsored spending in this area was $12.7 million, $12.1 million and $12.9 million in 1995, 1994, and 1993, respectively. Spending focused on projects related to Sonoco's primary businesses and reflects a commitment to ensure that the Company is the technology leader in markets served. Customer-sponsored spending has been immaterial for the past three years.

     Environmental Protection

     The Financial Position, Liquidity and Capital Resources section of the Management's Discussion and Analysis in the 1995 Annual Report to Shareholders provides the required information and is hereby incorporated by reference herein.

     Employees

     The number of employees at December 31, 1995, was approximately 19,000.

     Financial Information about Foreign and Domestic Operations and Export
     Sales

     The Company has subsidiaries and affiliates operating in twenty-nine countries. The primary operations of the international subsidiaries are similar to the Company's domestic business in products and markets served. The Management's Discussion and Analysis and Notes 16 and 18 to the Financial Statements of the Annual Report to Shareholders are hereby incorporated by reference herein. United States export sales are immaterial.

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES


ITEM 2. PROPERTIES
------------------

     The main plant and corporate offices are located in Hartsville, South Carolina. The Company has 181 branch or manufacturing operations in the United States, 25 in Canada and 73 in 27 other international countries.

     Information about the Company's manufacturing operations by segment follows:



                                                         Segment
                                             -------------------------------
                                             Converted
                                              Products  Paper  International
                                             ---------  -----  -------------
     Number of Plants:
       Owned                                    70        31         47
       Leased for terms up to ten years
        with options to renew for
        additional terms                        71         5         51
       Leased with lease purchase agreements     3         1
                                               ---        --         --
         Total manufacturing operations        144        37         98
                                               ===        ==         ==


     The Company believes that its properties are suitable and adequate for current needs and that the total productive capacity is adequately utilized.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     In the normal course of business, the Company is a party to various legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. On May 3, 1994, a civil action was filed against the Company in the United States District Court for the District of Massachusetts by Integrated Bagging Systems Corporation and BPI Packaging Technologies, Inc. for alleged patent infringement. The suit also seeks to have a patent owned by the Company declared invalid. There were no new developments in this matter during 1995, and the Company believes this lawsuit is without merit. The Company continues to vigorously defend its position and expects to prevail.

     Although the level of future expenditures for legal and environmental matters is impossible to determine with any degree of probability, it is management's opinion that such costs, when finally determined, will not have a material adverse effect on the consolidated financial position, liquidity or results of operation, of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     None.

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
MATTERS
-------

     Market and Market Prices of Common Stock

     The Company's common stock began trading on the New York Stock Exchange
     (NYSE) March 8, 1995, under the stock symbol "SON". Prior to that date, the common stock was traded on the NASDAQ National Market System. The Comparative Highlights in the 1995 Annual Report to Shareholders (Exhibit 13 of this report) shows, by quarter, the high and low price on the NASDAQ market for the period January 1, 1994 through March 7, 1995, and the NYSE for the period March 8, 1995 through December 31, 1995, and is hereby incorporated by reference herein.

     Approximate Number of Security Holders

     There were approximately 33,000 shareholder accounts as of March 3, 1996.

     Dividends

     Information required is included in the Comparative Highlights in the 1995 Annual Report to Shareholders, and is hereby incorporated by reference herein.

     On April 19, 1995, the Board of Directors declared a five percent stock dividend for all shareholders, and of record May 19, 1995, to be distributed on June 9, 1995.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

     The Selected Eleven-Year Financial Data in the 1995 Annual Report to Shareholders provides the required data, and is hereby incorporated by reference herein.

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

     The information presented under Management's Discussion and Analysis of the 1995 Annual Report to Shareholders is hereby incorporated by reference herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

     Consolidated Financial Statements

     The consolidated financial statements, notes to consolidated financial statements and the report of Certified Public Accountants for the Company included in the 1995 Annual Report to Shareholders are hereby incorporated by reference herein.

     Supplementary Financial Data

     The information set forth under "Comparative Highlights" in the 1995 Annual Report to Shareholders is hereby incorporated by reference herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Directors of
Sonoco Products Company:

Our report on the consolidated financial statements of Sonoco Products Company has been incorporated by reference in this Form 10-K from page 45 of the 1995 Annual Report to Shareholders of Sonoco Products Company. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the exhibit index of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic fianancial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.






                                                /s/ Coopers & Lybrand L.L.P.
                                                ----------------------------
                                                COOPERS & LYBRAND L.L.P.

Charlotte, North Carolina
January 31, 1996

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

      None.

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     Identification of Directors

     Information about the Directors of the Company and Compliance with the Securities Exchange Act of 1934 is shown on pages 4 through 10 and page 27, respectively, of the Definitive Proxy Statement (included as Exhibit 99-1 of this report) and is hereby incorporated by reference herein.

     Identification of Executive Officers

                                                      YEAR FIRST
                                                       ELECTED        BUSINESS EXPERIENCE
   NAME                  AGE     POSITION              OFFICER       DURING LAST FIVE YEARS
   ----                  ---     --------             ----------     ----------------------
C. W. Coker               62     Chairman of the         1961        Present position since 1990.
                                  Board and Chief
                                  Executive Officer

P. C. Browning            54     President and Chief     1993        Present position since February
                                  Operating Officer                  1996, previously having served as
                                                                     Executive Vice President - Global
                                                                     Industrial Products and Paper
                                                                     Divisions since 1993.  President,
                                                                     Chairman and Chief  Executive
                                                                     Officer - National Gypsum Company
                                                                     (manufacturer and supplier of
                                                                     products and services used in
                                                                     building and construction) since
                                                                     1990.

T. C. Coxe, III           65     Senior Executive        1977        Present position since 1993, Vice
                                                                     President previously having served as
                                                                     Executive Vice President since 1985.
                                                                     Retired February 1996.

L.   Benatar              66     Senior Vice President   1993        Present position since 1993.
                                                                     Chairman and Chief Executive Officer
                                                                     of Engraph, Inc. (printer and
                                                                     fabricator of roll labels, decals,
                                                                     specialty paperboard items and
                                                                     flexible packaging) since 1981.  Retirement
                                                                     announced for Spring 1996.

B. W.  Campbell           46     Vice President -        1996        Present position since February 1996,
                                  Information                        previously having served
                                  Services                           as Staff Vice President - Information Services
                                                                     since 1991.


                                     III-1

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, CONTINUED
-----------------------------------------------------------


                                                      YEAR FIRST
                                                       ELECTED        BUSINESS EXPERIENCE
   NAME                  AGE     POSITION              OFFICER       DURING LAST FIVE YEARS
   ----                  ---     --------             ----------     ----------------------
A. V. Cecil               54     Vice President -        1996        Present position since January  1996.
                                  Investor Relations                 Prior to joining the Company, was
                                  and Corporate                      with National Gypsum Company as
                                  Communications                     Vice President - Corporate Communi-
                                                                     cations & Investor Relations since 1993
                                                                     and Vice President - Corporate Public
                                                                     Affairs since 1990.

C. W. Claypool            60     Vice President -        1987        Present position since 1987.
                                  Paper Division

P. C. Coggeshall, Jr.     52     Vice President -        1979        Present position since 1991.
                                  Administration

H. E. DeLoach, Jr.        51     Executive Vice          1986        Present position since February 1993,
                                  President                          previously having served as
                                                                     Group Vice President since
                                                                     October 1993, Vice President -
                                                                     Film, Plastics and Special
                                                                     Products since February 1993
                                                                     and Vice President - High
                                                                     Density Film Products Division
                                                                     since 1989.

C. A. Hartley             47     Vice President -        1995        Present position since 1995,
                                  Human Resources                    previously having served as Vice
                                                                     President - Human Resources with Dames
                                                                     & Moore since 1994 and Vice President -
                                                                     Human Resources with National Gypsum Company
                                                                     since 1991.

F. T. Hill, Jr.           43     Vice President and      1987        Present position since 1995,
                                  Chief Financial                    previously having served as Vice
                                  Officer                            President - Finance since 1994 and Vice
                                                                     President - Industrial Products North
                                                                     America since 1990.

R. E. Holley              53     Vice President -        1987        Present position since 1993,
                                  High Density                       previously having served as
                                  Film Products                      Vice President -  Total Quality Management
                                                                     since 1990.


                                     III-2

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

-----------------------------------------------------------

                                                      YEAR FIRST
                                                       ELECTED        BUSINESS EXPERIENCE
   NAME                  AGE     POSITION              OFFICER       DURING LAST FIVE YEARS
   ----                  ---     --------             ----------     ----------------------
C. J. Hupfer              49     Vice President,         1988        Present position since 1995,
                                  Treasurer and                      previously having served as
                                  Corporate Secretary                Treasurer since 1988.

J. R. Kelley              41     Vice President -        1994        Present position since 1994,
                                  Industrial                         previously having served as
                                  Products Division -                Division Vice President - Industrial
                                  North  America                     Industrial Container since 1990.

R. L. McGowan, Jr.        44      Vice President -       1996        Present position since February 1996,
                                   Consumer Products,                previously having served as Division
                                   U.S. and Canada                   Vice President and General
                                                                     Manager - Consumer Products
                                                                     Division, U.S. and Canada since 1994
                                                                     and Division Vice President - Sales,
                                                                     Marketing and Technology - Consumer Products
                                                                     Division since 1987.

H. J. Moran               63     Executive Vice          1987        Present position since  February 1996,
                                  President                          previously having served as Group Vice
                                                                     President - Consumer Packaging Group since
                                                                     1993 and Vice President and General
                                                                     Manager - Consumer Packaging since 1990.

E. P. Norman, Jr.         59     Vice President -        1989        Present position since 1989.
                                  Technology

M. M. Richardson          61     Vice President of       1996        Present position since February 1996,
                                  Sonoco and President               previously having served as Chief
                                  of Sonoco Engraph                  Executive Officer - Sonoco
                                                                     Engraph's label, screen printing
                                                                     and paperboard carton businesses
                                                                     since 1995,  President  and Chief
                                                                     Operating Officer of Engraph
                                                                     since 1994, Executive Vice
                                                                     President and Chief Operating
                                                                     Officer since 1992 and Group Vice
                                                                     President since 1983.


     Family Relationships
     ---------------------

     C. W. Coker and F. L. H. Coker are brothers and the first cousins of
     J. L. Coker and P. C. Coggeshall, Jr.


                                    III-3

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     Executive Compensation, as discussed on pages 14 - 16 and pages 18 - 23 of the Proxy Statement, included as Exhibit 99-1 of this report, is hereby incorporated by reference herein.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The security ownership of management as shown on pages 12 - 13 of the Proxy Statement, Exhibit 99-1 of this report, is hereby incorporated by reference herein.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     Transactions with management as shown on pages 23 - 24 of the Proxy Statement, included as Exhibit 99-1 of this report, is hereby incorporated by reference herein.



                                    III-4

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------


Data incorporated by reference from the
1995 Annual Report to Shareholders
(included as Exhibit 13 of this report):

     Comparative Highlights (Selected Quarterly
     Financial Data)

     Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations

     Selected Eleven-Year Financial Data

     Consolidated Balance Sheets as of
     December 31, 1995 and 1994

     Consolidated Statements of Income for
     the years ended December 31, 1995, 1994 and 1993

     Consolidated Statements of Changes in
     Shareholders' Equity for the years ended
     December 31, 1995, 1994 and 1993

     Consolidated Statements of Cash Flows
     for the years ended December 31, 1995,
     1994 and 1993

     Notes to Consolidated Financial Statements

     Shareholder Information (Selected Financial Data)

Data submitted herewith:

     Report of Independent Accountants (included under Item 8)

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
---------------------------------------------------------------
FORM 8-K,  CONTINUED
--------

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, are not applicable or the required information is given in the financial statements or notes thereto.

Exhibits:

4     Instruments Defining the Rights of
      Securities Holders, including Indentures *

10    Material Contracts

11    Computation of Earnings Per Share

13    1995 Annual Report to Shareholders

21    Subsidiaries and Affiliates of the Registrant

23    Consent of Independent Accountants

27    Financial Data Schedule (for SEC use only)

99-1  Proxy Statement, filed in conjunction
      with annual shareholders' meeting
      scheduled for April 17, 1996

99-2  Form 11-K Annual Report  - 1983 and
      1991 Sonoco Products Company Key
      Employee Stock Option Plans


     * Incorporated by reference to the Registrant's Form S-3 (filed October 4, 1993, File No. 33-50503, and June 6, 1991, File No. 33-40538).

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
---------------------------------------------------------------
FORM 8-K,  CONTINUED
--------

Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the fourth quarter of 1995.

            SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                            (DOLLARS IN THOUSANDS)

COLUMN A                COLUMN B     COLUMN C     COLUMN D    COLUMN E
--------                ---------    ---------    --------    --------
                         BALANCE     ADDITIONS
                           AT         CHARGED                 BALANCE
                        BEGINNING       TO                      AT
                           OF        COSTS AND    DEDUC-       END OF
DESCRIPTION              PERIOD       EXPENSES    TIONS(1)     PERIOD
-----------             ---------    ---------    --------    -------
   1995
   ----

Restructuring Reserve   $10,923      $            $ 3,794     $ 7,129
                        =======      =======      =======     =======

Allowance for Doubtful
 Accounts               $ 6,058      $ 3,168      $ 2,896     $ 6,330
                        =======      =======      =======     =======

   1994
   ----

Restructuring Reserve   $27,114      $            $16,191     $10,923
                        =======      =======      =======     =======

Allowance for Doubtful
 Accounts               $ 6,514      $ 2,546      $ 3,002     $ 6,058
                        =======      =======      =======     =======

   1993
   ----

Restructuring Reserve   $39,130      $            $12,016     $27,114
                        =======      =======      =======     =======

Allowance for Doubtful
 Accounts               $ 3,511      $ 5,537      $ 2,534     $ 6,514
                        =======      =======      =======     =======


(1) Includes amounts written off, translation adjustments and payments.

            SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES


                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March 1996.



                                               SONOCO PRODUCTS COMPANY



                                               /s/  C. W. Coker
                                               ----------------------------
                                                    C. W. Coker
                                                    Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following person on behalf of the Registrant and in the capacities indicated on this 27th day of March 1996.





                                               /s/  F. T. Hill, Jr.
                                               -------------------------------
                                                    F. T. Hill, Jr.
                                                    Chief Financial Officer
                                                    (and Principal Accounting
                                                     Officer)

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

----------

/s/  C. W. Coker                       Chief Executive Officer and
-----------------------------          Director
C. W. Coker

/s/  P. C. Browning                    President, Chief Operating Officer and
-----------------------------          Director
P. C. Browning

/s/  L. Benatar                        Senior Vice President and
-----------------------------          Director
L. Benatar

/s/  C. J. Bradshaw                    Director
-----------------------------
C. J. Bradshaw

/s/  R. J. Brown                       Director
-----------------------------
R. J. Brown

/s/  F. L. H. Coker                    Director
-----------------------------
F. L. H. Coker

                                       Director
-----------------------------
J. L. Coker

/s/  T. C. Coxe, III                   Director
-----------------------------
T. C. Coxe, III

/s/  A. T. Dickson                     Director
-----------------------------
A. T. Dickson

/s/  R. E. Elberson                    Director
-----------------------------
R. E. Elberson

/s/  J. C. Fort                        Director
-----------------------------
J. C. Fort

/s/  P. Fulton                         Director
-----------------------------
P. Fulton

/s/  B. L. M. Kasriel                  Director
-----------------------------
B. L. M. Kasriel

                                       Director
-----------------------------
R. C. King, Jr.

/s/  E. H. Lawton, Jr.                 Director
-----------------------------
E. H. Lawton, Jr.

/s/  H. L. McColl, Jr.                 Director
-----------------------------
H. L. McColl, Jr.

/s/  E. C. Wall, Jr.                   Director
-----------------------------
E. C. Wall, Jr.

/s/  Dona Davis Young                  Director
------------------------------
Dona Davis Young

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES


                                  EXHBIT INDEX



             Exhibit
             Number            Description
             -------           -----------
                4              Instruments Defining the Rights of
                               Securities Holders, including Indentures*

               10              Material Contracts

               11              Computation of Earnings Per Share

               13              1995 Annual Report to Shareholders

               21              Subsidiaries and Affiliates of the Registrant

               23              Consent of Independent Accountants

               27              Financial Data Schedule

             99-1 Proxy Statement, filed in conjunction with annual shareholders' meeting scheduled for
                               April 17, 1996

             99-2              Form 11-K Annual Report - 1983 and 1991
                               Sonoco Products Company Key Employee
                               Stock Option Plans




*Incorporated by reference to the Registrant's Form S-3 (filed October 4, 1993,
 File No. 33-50503, and June 6, 1991, file No. 33-40538).