Form 10-Q
period 1996-03-31
SONOCO PRODUCTS CO
filed 1996-05-13
CIK 91767

                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                     20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended March 31, 1996                 Commission File No. 1-11261


                            SONOCO PRODUCTS COMPANY

                              -------------------

Incorporated under the laws                     I.R.S. Employer Identification
  of South Carolina                                    No. 57-0248420



                              Post Office Box 160

                     Hartsville, South Carolina  29550-0160

                            Telephone:  803-383-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes   X   No
                                       -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock at March 31, 1996:

                    Common stock, no par value:   91,123,034
                    ----------------------------------------

                            SONOCO PRODUCTS COMPANY

                                     INDEX






            PART I.         FINANCIAL INFORMATION

                 Consolidated Balance Sheets - March 31,1996 and
                       December 31, 1995

                 Consolidated Statements of Income -
                       Three Months Ended March 31, 1996 and
                       April 2, 1995

                 Consolidated Statements of Cash Flows -
                       Three Months Ended March 31, 1996 and
                       April 2, 1995

                 Notes to Consolidated Financial Statements

                 Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



            PART II.        OTHER INFORMATION



            SIGNATURE

                            SONOCO PRODUCTS COMPANY
                    CONSOLIDATED BALANCE SHEETS (unaudited)
                       (Dollars and shares in thousands)


                                                                            March 31,       December 31,
                        ASSETS                                                 1996             1995
                                                                            ---------       ------------
CURRENT ASSETS
   Cash and cash equivalents                                                 $   71,117        $   61,624
   Trade accounts receivable, net of allowances                                 335,094           314,207
   Other receivables                                                             16,798            17,074
   Inventories
     Finished and in process                                                    116,982           103,073
     Materials and supplies                                                     120,599           128,403
   Prepaid expenses                                                              13,740            21,277
   Deferred income taxes                                                         15,270            16,125
                                                                             ----------        ----------
                                                                                689,600           661,783
PROPERTY, PLANT AND EQUIPMENT, NET                                              907,643           865,629
COST IN EXCESS OF FAIR VALUE OF ASSETS PURCHASED, NET                           416,953           411,343
OTHER ASSETS                                                                    176,488           176,658
                                                                             ----------        ----------
      Total Assets                                                           $2,190,684        $2,115,413
                                                                             ==========        ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
   Payable to suppliers                                                      $  157,297        $  149,512
   Accrued expenses and other                                                   109,577           105,750
   Accrued wages and other compensation                                          12,646            30,885
   Notes payable and current portion of
     long-term debt                                                              85,558            94,898
   Taxes on income                                                               47,034            51,410
                                                                             ----------        ----------
                                                                                412,112           432,455
LONG-TERM DEBT                                                                  651,759           591,894
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                     105,017           103,898
DEFERRED INCOME TAXES AND OTHER                                                  83,495            68,417
SHAREHOLDERS' EQUITY
   Serial preferred stock, no par value
     Authorized 30,000 shares
     Issued 3,450 shares                                                        172,500           172,500
   Common shares, no par value
     Authorized 150,000 shares
     91,123 shares issued and outstanding                                         7,175             7,175
   Capital in excess of stated value                                             95,484           100,318
   Translation of foreign currencies                                            (59,291)          (55,925)
   Retained earnings                                                            722,433           694,681
                                                                             ----------        ----------
      Total shareholders' equity                                                938,301           918,749
                                                                             ----------        ----------
      Total Liabilities and Shareholders' Equity                             $2,190,684        $2,115,413
                                                                             ==========        ==========

          See accompanying Notes to Consolidated Financial Statements

                            SONOCO PRODUCTS COMPANY
                 CONSOLIDATED STATEMENTS OF INCOME (unaudited)
               (Dollars and shares in thousands except per share)



                                                        Three Months Ended
                                                        -------------------
                                                        March 31,  April 2,
                                                          1996       1995
                                                        --------   --------

Sales                                                   $669,231  $645,142

Cost of sales                                            512,876   504,803

Selling, general and administrative expenses              73,793    70,030

Interest expense                                          11,578     9,776

Interest income                                           (1,219)     (495)
                                                        --------  --------

Income from operations before income taxes                72,203    61,028

Taxes on income                                           28,448    23,950
                                                        --------  --------

Income from operations before equity in
  earnings of affiliates                                  43,755    37,078

Equity in earnings of affiliates                            (507)      459
                                                        --------  --------

Net income                                                43,248    37,537

Preferred dividends                                       (1,941)   (1,941)
                                                        --------  --------

Net income available to common shareholders             $ 41,307  $ 35,596
                                                        ========  ========

Average common shares outstanding:
  Assuming no dilution                                    91,137    91,184
  Assuming full dilution                                 100,367    99,968

Earnings per common share:
  Assuming no dilution                                  $    .45  $    .39
                                                        ========  ========
  Assuming full dilution                                $    .43  $    .37
                                                        ========  ========

Dividends per common share                              $    .15  $   .133
                                                        ========  ========

Shares outstanding and per share data have been restated to reflect the 5% common stock dividend on June 9, 1995.

          See accompanying Notes to Consolidated Financial Statements

                            SONOCO PRODUCTS COMPANY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)



                                                        Three Months Ended
                                                        -------------------
                                                        March 31,  April 2,
                                                           1996      1995
                                                        --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $43,248   $37,537
Adjustments to reconcile net income to net
   cash provided by operating activities
      Depreciation, depletion and amortization            34,125    31,024
      Equity in earnings of affiliates                       507      (459)
      Deferred taxes                                       2,049        34
      Changes in assets and liabilities, net of
        effects from acquisitions, dispositions
        and foreign currency adjustments:
            Accounts receivable                          (20,482)  (28,523)
            Inventories                                   (5,752)   (9,672)
            Prepaid expenses                               7,490     4,202
            Payables and taxes                           (10,741)   22,824
            Other assets and liabilities                   8,822    (6,851)
                                                         -------   -------

Net cash provided by operating activities                 59,266    50,116
                                                         -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment                (46,354)  (34,677)
Cost of acquisitions, exclusive of cash                  (33,073)  (37,904)
Proceeds from the sales of assets                            134       304
                                                         -------   -------

Net cash used by investing activities                    (79,293)  (72,277)
                                                         -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in commercial paper borrowings               57,700    43,455
Proceeds from issuance of debt                             6,790    17,857
Principal repayment of debt                              (13,197)  (10,569)
Cash dividends                                           (15,616)  (14,092)
Common shares acquired                                   (11,805)   (8,398)
Common shares issued                                       5,755     2,426
                                                         -------   -------

Net cash provided by financing activities                 29,627    30,679
                                                         -------   -------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                    (107)      541
                                                         -------   -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  9,493     9,059

Cash and cash equivalents at beginning of period          61,624    28,444
                                                         -------   -------

Cash and cash equivalents at end of period               $71,117   $37,503
                                                         =======   =======


         See accompanying Notes to Consolidated Financial Statements

                            SONOCO PRODUCTS COMPANY
          CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued
                             (Dollars in thousands)



SUPPLEMENTAL CASH FLOW DISCLOSURES:

                                             Three Months Ended
                                          ------------------------
                                          March 31,       April 2,
                                            1996            1995
                                          ---------       --------
Interest paid                              $10,085         $8,872

Income taxes paid                            9,052          1,593



         See accompanying Notes to Consolidated Financial Statements

                            SONOCO PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 1: BASIS OF INTERIM PRESENTATION

        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods reported hereon. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report for the fiscal year ended December 31, 1995.

NOTE 2: DIVIDEND DECLARATIONS

        On April 17, 1996, the Board of Directors declared and increased the regular quarterly dividend 10% from $.15 per share to $.165 per share, payable June 10 to shareholders of record May 17. On February 7, 1996, the Board declared a quarterly dividend of $.5625 per share on the $2.25 Series A Cumulative Convertible Preferred Stock, payable May 1, to shareholders of record April 12.

NOTE 3: ACQUISITIONS

        During the first quarter, the Company finalized the Sonoco Hongwen joint venture to produce paperboard in Shanghai, China, and initiated a joint venture in Indonesia that will manufacture composite cans, tubes and cores. The Company also acquired Moldwood Products Company, of York, Alabama, formerly owned by Gulf States Paper Corporation. Moldwood Products is a producer of moldwood plugs for the paper industry with annual sales of approximately $12 million. The pro forma impact of these acquisitions is not material.

        Subsequent to March 31, 1996, the Company acquired Hamilton Hybar, Inc., of Richmond, Va. Hamilton, with annual sales of approximately $32 million, is a leading supplier of vapor barrier packaging materials to the paper industry.

NOTE 4: TREASURY SHARES

        A change in South Carolina law, effective in 1989, eliminated the legal distinction between treasury shares and authorized but unissued shares. At the time of the change, the Company elected to continue to present its Consolidated Balance Sheets showing treasury shares as it had historically done. In 1996 the Company changed the presentation of reacquired shares to better reflect the legal status of such shares. Accordingly, shares acquired by the Company are now treated as retirements of such shares, and the cost of such shares is charged to Capital in Excess of Stated Value. The prior-year Consolidated Financial Statements have been reclassified to conform with the current-year presentation.

                            SONOCO PRODUCTS COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (unaudited)



NOTE 5: FINANCIAL SEGMENT INFORMATION

        The Financial Segment Information provided below should be read in conjunction with the Management's Discussion and Analysis immediately following the Notes to Consolidated Financial Statements.


                   FINANCIAL SEGMENT INFORMATION (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                 Three Months Ended
                                 March 31,  April 2,
                                 -------------------
                                   1996       1995
                                 --------   --------
Total Revenue
   Converted Products            $505,968   $483,636
   Paper                           95,472    105,556
   International                  140,817    126,952
                                 --------   --------

   Consolidated                  $742,257   $716,144
                                 ========   ========

Sales to Unaffiliated Customers
   Converted Products            $498,329   $475,869
   Paper                           32,622     43,633
   International                  138,280    125,640
                                 --------   --------

   Consolidated                  $669,231   $645,142
                                 ========   ========

Operating Profit
   Converted Products            $ 55,951   $ 51,531
   Paper                           23,611     18,550
   International                   13,022      8,049

   Corporate(*)                   (20,381)   (17,102)
                                 --------   --------

   Consolidated                  $ 72,203   $ 61,028
                                 ========   ========



(*)Includes interest income, interest expense and unallocated corporate expenses.

                            SONOCO PRODUCTS COMPANY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)

              FIRST QUARTER 1996 COMPARED WITH FIRST QUARTER 1995


RESULTS OF OPERATIONS

Consolidated net sales for the first quarter of 1996 were $669.2 million, a 3.7% increase over the $645.1 million recorded in the first quarter of 1995. Net income available to common shareholders was up 16% to $41.3 million from the $35.6 million reported in 1994. Earnings per share (assuming no dilution) for the quarter were up 15.4% to $.45, compared with $.39 in the same quarter last year. Fully diluted earnings per share were $.43, up from $.37 in the first quarter of 1995. Prior-year earnings per share numbers have been restated to reflect the 5% common stock dividend issued in June 1995. These results show the strength of the Company's geographic and product diversification, particularly in light of the general slow-growth economic environment.

CONVERTED PRODUCTS SEGMENT

Trade sales for the converted products segment were $498.3 million, a 4.7% increase over 1995's first quarter sales of $475.9 million. Operating profits increased 8.6% to $56 million, compared with $51.5 million in the first quarter of 1995. This segment includes both industrial and consumer-related converting operations, with sales and profits split about evenly between the two. Due to the different dynamics impacting these operations, each is discussed in more detail below.

Industrial Packaging Operations

The first quarter of 1995 was the strongest volume quarter last year for the industrial packaging businesses. Due to the general economic strength at that time, raw material costs, primarily paperboard, increased. As a result, selling prices were increased by industrial packaging businesses. Portions of this pass-through carried forward into the first quarter of 1996. Since last year, volume has slowed, in line with the weak industrial economies, plateauing at a level 5% to 7% below 1995's first quarter. Sales dollars for these businesses declined 2.3%.

During the first quarter of 1996, the Company's Industrial Products Division acquired Moldwood Products, a producer of moldwood plugs for the paper industry. In addition, Hamilton Hybar, Inc., a leading supplier of vapor barrier packaging materials for use as protective wrap for products like paper rolls, was acquired effective April 1, 1996. These acquisitions position the Company as a full-line, one-stop supplier for the roll packaging needs of paper mills.

The Industrial Products Division, in conjunction with the Paper Division, continued work on Process Excellence, the bottom-up review of critical processes within the divisions. Decisions from the initial phases of this multi-year project will be finalized during the second quarter, with implementation scheduled to occur during the next two years. In April the Company announced a realignment of its Industrial Products Division's plant network. The realignment will result in expanded operations for approximately 20 facilities, which will absorb production responsibilities as well as equipment and other assets from seven

                            SONOCO PRODUCTS COMPANY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

RESULTS OF OPERATIONS, CONTINUED

plants which will be closing. The Company expects the 1996 savings resulting from its Process Excellence Program to cover much of the current year costs associated with this major growth initiative. In the future, major savings and revenue growth are expected from the Company's development of new markets, expansion of existing markets and utilization of new technology to meet and anticipate rapidly changing customer requirements.

Several industrial packaging operations reported increased volume for the first quarter. In the Protective Packaging Division, additional conversions by appliance makers to Sonopost(r) corner protectors and increased sales of engineered cushion fibre led to increased volume. Crellin's Sebro operation grew with more value-added assembly work for the automotive industry. Lastly, Baker Reels completed two small, tactical acquisitions that added to sales in the first quarter.

Consumer Packaging Operations

Volume growth from internal expansion, new products and acquisitions led to a 12% gain in sales in the consumer packaging businesses. Composite cans grew from increased demand in several food and beverage markets and the conversion of a major self manufacturer to the Company's cans. The division commercialized the new rectangular, paper-bottom composite cans for Lipton iced tea mix during the first quarter of 1996. This can takes advantage of recent technological developments that will enable the Company to continue penetrating new markets with innovative composite can packaging. The division also announced a new plant that is under construction in Belgium, expansion of a plant in Jackson, Tenn., and relocation of the plastic caulk cartridge production from Canandaigua, N.Y., to Winchester, Ky. In the flexible packaging business, the addition of two new Cerutti presses is helping meet customer needs for ever higher quality graphics for their packages. The acquisition of the Edinburgh, Ind., plant from Hargro in March of 1995 also resulted in added first-quarter sales for flexible packaging.

The High Density Film Products operation increased unit volume about 25% in the first quarter of 1996, resulting in full utilization of the two billion bag expansion project completed in 1995. Excellent productivity from this investment was achieved in the first quarter of 1996. Market growth came primarily from further penetration of the independent wholesaler/distributor market. Plans are in place to continue expanding this operation.

Sonoco Engraph's label business benefitted from the acquisition of Cricket Converters in the fourth quarter of 1995. This acquisition is contributing to sales and profits as expected. Sonoco Engraph's paperboard packaging business installed a new web press at its Charlotte, N.C. plant late in 1995 and began producing high-quality cartons for several different customers during the first quarter of 1996.

PAPER SEGMENT

Total domestic paper sales decreased 9.6% in the first quarter of 1996 to $95.5 million, compared with $105.6 million reported in the first quarter of 1995. Operating profits were $23.6 million, up 27.3% from the $18.6 million in 1995. Approximately 80% of the Company's paperboard sales are to internal converting operations. As noted earlier, the lower volume in the industrial packaging operations resulted

                            SONOCO PRODUCTS COMPANY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

RESULTS OF OPERATIONS, CONTINUED

in lower demand for the paper operations. The majority of outside paperboard volume involves a joint venture with Georgia-Pacific Corporation for corrugating medium where both volume and selling prices were down in the quarter, compared with the same quarter in 1995. Cylinderboard capacity utilization dropped to 94% for the quarter from 100% in the first quarter of 1995. With the weakness in paper demand, recovered paper costs decreased in the second half of 1995. Reduced operating costs in the first quarter helped to sustain profits in the paper and recovered paper operations.

The paper segment, in conjunction with the industrial products division of the converted products segment, continues to work on the Process Excellence initiative, which was described above in the converted products segment review. In line with the growth initiatives of Process Excellence, the Company has begun construction on the fluidized bed, multi-fuel burning boiler that is part of the major capital improvement at the Hartsville, S.C. paper mills. In addition to the new boiler, innovations are taking place on several of the paper machines to increase quality and capacity.

INTERNATIONAL SEGMENT

The Company's international operations continued strong performance through the first quarter of 1996 with sales of $138.3 million, 10.1% ahead of 1995's first quarter sales of $125.6 million. Operating profits improved to $13.0 million for the quarter, up 61.8% from $8.0 million in 1995. The international operations consist mainly of paperboard mills and converted product operations with paperboard, fiber tubes and composite cans comprising most of the segment. As in the domestic operations, strong international economies in the first quarter of 1995 resulted in increased raw material costs and subsequent selling price increases, portions of which carried forward into the first quarter of 1996. Sales also increased as a result of acquisitions of paper mills and converting operations in Brazil and France that were not included in 1995's first quarter. During the first quarter of 1996, the Company finalized the Sonoco Hongwen joint venture to produce paperboard in Shanghai, China, and initiated a joint venture in Indonesia that will manufacture composite cans, tubes and cores. The composite can operations in Canada, Europe and Latin America also continued to grow in the first quarter of 1996.

CORPORATE

Interest income, interest expense and unallocated corporate expenses are excluded from the operating profits by segment and are shown under Corporate. Total expenses, net of interest income, for the corporate segment were $20.4 million, up from $17.1 million for the same period last year. Corporate interest expense increased, reflecting higher debt levels. General corporate expense in the quarter was also up because of increased costs associated with premiums for the Company's broad-based company-owned life insurance program and higher incentive and benefit costs.

                            SONOCO PRODUCTS COMPANY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED),
                                   CONTINUED


LIQUIDITY AND CAPITAL RESOURCES

The Company's financial position remained strong through the first quarter.
The debt to capital percentage, after adjusting debt levels for excess cash related to the issuance of restricted purpose bonds, increased to 40.7% at March 31, 1996, from 39.6% at December 31, 1995. Debt increased primarily as a result of increased capital expenditures and acquisition funding. Working capital increased $48.2 million to $277.5 million during the first three months of 1996 primarily due to the increase in accounts receivable and the decrease in current liabilities.

Subsequent to the end of the first quarter, the Company issued $35 million of 6.0% Industrial Revenue Bonds due April 1, 2026, with the proceeds invested in marketable securities until qualified capital expenditures take place.

The Company expects internally generated cash flow along with borrowings available under its commercial paper and other existing credit facilities to be sufficient to meet operating and normal capital expenditure requirements.

                            SONOCO PRODUCTS COMPANY

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The patent infringement action filed against the Company in the United States District Court for the District of Massachusetts, which has been discussed in previous reports, has been dismissed.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's annual meeting of shareholders was held on April 17, 1996. At this meeting the following matters were approved by the shareholders, as described in more detail in the Company's Proxy
         Statement:


         (1)  Directors elected to three-year terms included C. J.
              Bradshaw, R. J. Brown, J. L. Coker, Paul Fulton and H. L. McColl, Jr. Dona Davis Young was elected to serve a one-year term.

         (2) Coopers & Lybrand L.L.P., Certified Public Accountants, was re-elected as the independent auditors of the corporation.

         (3)  The 1996 Non-Employee Directors' Stock Plan was approved.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit (10) - Material Contracts

              Exhibit (11) - Computation of Earnings Per Share

              Exhibit (27) - Financial Data Schedule (for SEC use only)

         (b) There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1996.

                            SONOCO PRODUCTS COMPANY


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                                 SONOCO PRODUCTS COMPANY
                                                 ------------------------------
                                                       (Registrant)



Date: May 13, 1996                               By: /s/ F. T. Hill, Jr.
      ------------                                  ----------------------------
                                                         F. T. Hill, Jr.
                                                         Vice President and
                                                         Chief Financial Officer

                            SONOCO PRODUCTS COMPANY

                                 EXHIBIT INDEX




              Exhibit
              Number    Description


                10      Material Contracts

                11      Computation of Earnings per Share

                27      Financial Data Schedule (for SEC use only)