Form 10-Q
period 1996-06-30
SONOCO PRODUCTS CO
filed 1996-08-14
CIK 91767

                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                     20549

                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1996              Commission File No. 1-11261


                            SONOCO PRODUCTS COMPANY


                                ---------------


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

                                 Yes  X      No
                                     ---        ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock at June 30, 1996:

                    Common stock, no par value:   91,056,163
                    ----------------------------------------

                            SONOCO PRODUCTS COMPANY


                                     INDEX




PART I.    FINANCIAL INFORMATION

         Consolidated Balance Sheets - June 30, 1996 and
                 December 31, 1995


         Consolidated Statements of Income -
                 Three Months and Six Months Ended June 30, 1996
                 and July 2, 1995


         Consolidated Statements of Cash Flows -
                 Six Months Ended June 30, 1996 and
                 July 2, 1995


         Notes to Consolidated Financial Statements


         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations


PART II.   OTHER INFORMATION


SIGNATURE

                            SONOCO PRODUCTS COMPANY
                         CONSOLIDATED BALANCE SHEETS
                       (Dollars and shares in thousands)


                                                                              June 30,                 December 31,
                                                                               1996                      1995
                                                                            (unaudited)
                                                                          -------------              --------------
                          Assets
Current Assets
  Cash and cash equivalents                                               $      99,231              $      61,624
  Trade accounts receivable, net of allowances                                  338,213                    314,207
  Other receivables                                                              19,065                     17,074
  Inventories:
         Finished and in process                                                112,515                    103,073
         Materials and supplies                                                 132,065                    128,403
  Prepaid expenses                                                               15,007                     21,277
  Deferred income taxes                                                          14,222                     16,125
                                                                             ----------                 ----------
                                                                                730,318                    661,783
Property, Plant and Equipment, Net                                              922,810                    865,629
Cost in Excess of Fair Value of Assets Purchased, Net                           436,992                    411,343
Other Assets                                                                    236,389                    176,658
                                                                             ----------                 ----------
         Total Assets                                                        $2,326,509                 $2,115,413
                                                                             ==========                 ==========

         Liabilities and Shareholders' Equity
Current Liabilities
  Payable to suppliers                                                      $   178,117                 $  149,512
  Accrued expenses and other                                                    111,179                    105,750
  Accrued wages and other compensation                                           13,161                     30,885
  Notes payable and current portion of
    long-term debt                                                               76,584                     94,898
  Taxes on income                                                                33,529                     51,410
                                                                            -----------                 ----------
                                                                                412,570                    432,455
Long-Term Debt                                                                  761,540                    591,894
Postretirement Benefits Other than Pensions                                     106,319                    103,898
Deferred Income Taxes and Other                                                  87,116                     68,417
Shareholders' Equity
  Serial preferred stock, no par value
   Authorized 30,000 shares
   3,450 shares issued and outstanding                                          172,497                    172,500
  Common stock, no par value
   Authorized 150,000 shares
   91,056 and 91,117 shares issued and outstanding                                7,175                      7,175
   at June 30, 1996 and December 31, 1995, respectively
  Capital in excess of stated value                                              92,400                    100,318
  Translation of foreign currencies                                             (65,319)                   (55,925)
  Retained earnings                                                             752,211                    694,681
                                                                             ----------                 ----------
       Total shareholders' equity                                               958,964                    918,749
                                                                             ----------                 ----------
       Total liabilities and shareholders'  equity                           $2,326,509                 $2,115,413
                                                                             ==========                 ==========



          See accompanying Notes to Consolidated Financial Statements

                            SONOCO PRODUCTS COMPANY
                 CONSOLIDATED STATEMENTS OF INCOME (unaudited)
               (Dollars and shares in thousands except per share)



                                                                 Three Months Ended              Six Months Ended
                                                           -----------------------------    --------------------------
                                                            June 30,            July 2,        June 30,      July 2,
                                                              1996               1995            1996         1995
                                                           ---------           ---------    ------------  ------------
Sales                                                       $689,855            $691,726     $1,359,086   $1,336,868

Cost of sales                                                522,221             540,719      1,035,096    1,045,522

Selling, general and administrative expenses                  78,174              70,527        151,967      140,557


Interest expense                                              13,614              10,561         25,192       20,337

Interest income                                               (1,692)             (1,195)        (2,911)      (1,690)
                                                            --------            --------     ----------   ----------
Income from operations before
    income taxes                                              77,538              71,114        149,742      132,142


Taxes on income                                               30,549              27,950         58,998       51,900
                                                            --------            --------     ----------   ----------
Income from operations before
    equity in earnings of affiliates                          46,989              43,164         90,744       80,242

Equity in earnings of affiliates                                (234)                949           (741)       1,408
                                                            --------            --------     ----------   ----------

Net income                                                    46,755              44,113         90,003       81,650

Preferred dividends                                           (1,941)             (1,941)        (3,882)      (3,882)
                                                            --------            --------     ----------   ----------
Net income available to
    common shareholders                                     $ 44,814            $ 42,172     $   86,121   $   77,768
                                                            ========            ========     ==========   ==========

Average common shares outstanding:
    Assuming no dilution                                      91,119              91,163         91,119       91,163
    Assuming full dilution                                   100,494             100,211        100,494      100,211


Earnings per common share:

    Assuming no dilution                                    $    .50            $    .46     $      .95   $      .85
                                                            ========            ========     ==========   ==========
    Assuming full dilution                                  $    .47            $    .44     $      .90   $      .81
                                                            ========            ========     ==========   ==========

Dividends per common share                                  $   .165            $    .15     $     .315   $     .283
                                                            ========            ========     ==========   ==========


      See accompanying Notes to Consolidated Financial Statements

                            SONOCO PRODUCTS COMPANY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (Dollars in thousands)

                                                                                SIX MONTHS ENDED
                                                                           -------------------------
                                                                            June 30,        July 2,
                                                                             1996            1995
                                                                           ---------       ---------
Cash Flows From Operating Activities:
Net income                                                                 $  90,003       $ 81,650
Adjustments to reconcile net income to net
 cash provided by operating activities:
       Depreciation, depletion and amortization                               66,073         63,790
       Equity in earnings of affiliates                                          741         (1,408)
       Deferred taxes                                                            684           (995)
       Loss (Gain) on disposition of assets                                    1,096           (110)
       Changes in assets and liabilities, net of
          effects from acquisitions, dispositions
          and foreign currency adjustments:
             Accounts receivable                                             (25,475)       (47,534)
             Inventories                                                      (9,070)       (27,616)
             Prepaid expenses                                                  6,150          7,239
             Payables and taxes                                               (2,766)        28,339
             Other assets and liabilities                                     15,768           (712)

Net cash provided by operating activities                                    143,204        102,643

Cash Flows From Investing Activities:
Purchase of property, plant and equipment                                    (96,754)       (84,667)
Cost of acquisitions, exclusive of cash                                      (55,711)       (50,234)
Investment in Company-owned life insurance                                   (54,682)       (11,575)
Proceeds from the sale of assets                                                 912          1,477

Net cash used by investing activities                                       (206,235)      (144,999)

Cash Flows From Financing Activities:
Net increase in commercial paper borrowings                                  134,500         84,300
Proceeds from issuance of debt                                                43,655         54,804
Principal repayment of debt                                                  (37,422)       (19,064)
Cash dividends                                                               (32,594)       (29,696)
Common shares acquired                                                       (18,595)       (12,447)
Common shares issued                                                          11,437          5,371

Net cash provided by financing activities                                    100,981         83,268

Effects of exchange rate changes on cash                                        (343)         1,717

Net Increase in Cash and Cash Equivalents                                     37,607         42,629

Cash and cash equivalents at beginning of period                              61,624         28,444

Cash and cash equivalents at end of period                                 $  99,231       $ 71,073
                                                                           =========       ========

          See accompanying Notes to Consolidated Financial Statements

                            SONOCO PRODUCTS COMPANY
          CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued
                             (Dollars in thousands)





Supplemental Cash Flow Disclosures:

                                              SIX MONTHS ENDED
                                         --------------------------
                                         June 30,           July 2,
                                           1996              1995
                                         --------           -------

Interest paid                             $20,507           $17,576

Income taxes paid                         $76,358           $41,813

Non-cash transaction:

On June 9, 1995, the Company issued a 5% common stock dividend ($106,213 fair value).





          See accompanying Notes to Consolidated Financial Statements

                            SONOCO PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


Note 1:  Basis of Interim Presentation

         In the opinion of the Company, the accompanying unaudited consolidated statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods reported hereon. Operating results for the six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report for the fiscal year ended December 31, 1995.

         Certain amounts in the 1995 Consolidated Financial Statements have been reclassified to conform with the current year presentation.

Note 2:  Dividend Declarations

         On July 17, 1996, the Board of Directors declared a regular quarterly dividend of $.165 per share. This 285th consecutive dividend will be payable September 10 to shareholders of record August 16. The Board also declared a quarterly dividend of $.5625 per share on the $2.25 Series A Cumulative Convertible Preferred Stock payable November 1 to shareholders of record as of October 11.

Note 3:  Acquisitions

         During the first quarter of 1996, the Company finalized the Sonoco Hongwen joint venture to produce paperboard in Shanghai, China, and initiated a joint venture in Indonesia that will manufacture composite cans, tubes and cores. In February of 1996, the Company acquired Moldwood Products Company, of York, Alabama, formerly owned by Gulf States Paper Corporation. Moldwood Products is a producer of moldwood plugs for the paper industry with annual sales of approximately $12 million. The Company also added two operations to its Baker Division, which produces reels for the wire and cable industry.

         During the second quarter of 1996, the Company acquired Hamilton Hybar, Inc., of Richmond, VA. Hamilton, with annual sales of approximately $32 million, is a leading supplier of vapor barrier packaging materials to the paper industry. The Company also signed a letter of intent to acquire Specialty Packaging, a niche producer of specialty composite cans, specialty lines of metal closures and tubes and cores with annual sales of approximately $38 million. The pro forma impact of these acquisitions is not material.

         Subsequent to June 30, 1996, the Company acquired two of Germany's leading paperboard can manufacturers, Dosen Schmitt of Mayen and Buck Verpackungen GmbH of Freilassing. These additions to the European consumer packaging operations have combined sales between $10 and $15 million.

                            SONOCO PRODUCTS COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                  (unaudited)



Note 4:  Treasury Shares

         A change in South Carolina law, effective in 1989, eliminated the legal distinction between treasury shares and authorized but unissued shares. At the time of the change, the Company elected to continue to present its Consolidated Balance Sheets showing treasury shares as it had historically done. In 1996 the Company changed the presentation of reacquired shares to better reflect the legal status of such shares. Accordingly, shares acquired by the Company are now treated as retirements of such shares, and the cost of such shares is charged to Capital in Excess of Stated Value. The prior year Consolidated Financial Statements have been reclassified to conform with the current year presentation.

                            SONOCO PRODUCTS COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                  (unaudited)

Note 5:  Financial Segment Information

         The Company changed its segment reporting format effective the second quarter of 1996. Under the new format, the Company reports its operations as Industrial Packaging and Consumer Packaging. The Industrial Packaging segment includes: tubes, cores, cones, roll wrap, molded plugs and related products and services (the Company's global Industrial Products Division); fibre drums, plastic drums and intermediate bulk containers (the Industrial Container Division); molded and extrusion plastics (Sonoco Crellin); paper manufacturing and recovered paper collections (the Paper Division); fibre partitions; molded pulp and Sonopost(R) corner posts (the Protective Packaging Division); reels for wire and cable (Sonoco Baker); adhesives; machinery manufacturing; and forest products. The Consumer Packaging segment includes: composite cans, fibre and plastic caulk cartridges (the Consumer Products Division); capseals; plastic tennis ball containers; flexible packaging (the Flexible Packaging Division); plastic bags (the High Density Film Products Division); and pressure-sensitive labels, screen printing, paperboard packaging and label machinery (Sonoco Engraph). The Company's previous reporting format included segments called Converted Products, Paper and International.

         The Financial Segment Information provided below should be read in conjunction with the Management's Discussion and Analysis immediately following the Notes to Consolidated Financial Statements.

                   FINANCIAL SEGMENT INFORMATION (Unaudited)
                             (Dollars in thousands)

                                                 THREE MONTHS ENDED                    SIX MONTHS ENDED
                                           -----------------------------        -----------------------------
                                           June 30, 1996    July 2, 1995        June 30, 1996    July 2, 1995
                                           -------------    ------------        -------------    ------------
Total Revenue
         Industrial Packaging                 $402,080        $429,243           $  786,595       $  821,163
         Consumer Packaging                    298,363         276,236              593,874          540,837
                                              --------        --------           ----------       ----------
         Consolidated                         $700,443        $705,479           $1,380,469       $1,362,000
                                              ========        ========           ==========       ==========

Sales to Unaffiliated Customers
         Industrial Packaging                 $391,948        $416,187           $  766,118       $  797,183
         Consumer Packaging                    297,907         275,539              592,968          539,685
                                              --------        --------           ----------       ----------
         Consolidated                         $689,855        $691,726           $1,359,086       $1,336,868
                                              ========        ========           ==========       ==========

Operating Profit
         Industrial Packaging                 $ 55,736        $ 53,782           $  107,511       $   98,669
         Consumer Packaging                     33,724          26,698               64,511           52,121

         Interest, net                         (11,922)         (9,366)             (22,280)         (18,648)
                                              --------        --------           ----------       ----------
         Consolidated                         $ 77,538        $ 71,114           $  149,742       $  132,142
                                              ========        ========           ==========       ==========

Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (Unaudited)

             Second Quarter 1996 Compared with Second Quarter 1995

Results of Operations

Consolidated net sales for the second quarter of 1996 were $689.9 million, compared with $691.7 million recorded in the second quarter of 1995. Net income available to common shareholders was up 6.3% to $44.8 million from the $42.2 million reported in 1995. Fully diluted earnings per share were $.47, up from $.44 in the second quarter of 1995.



The second quarter comparisons were against one of the highest performing quarters in the Company's 97-year history, the second quarter of 1995. Yet the Company continued to show healthy earnings growth and some slight increases in sales volume in many product lines, which management expects will continue through the remainder of 1996. The modest second quarter sales dollar decline reflects the lower paperboard, recovered paper and converted product prices resulting from reduced materials costs.

Industrial Packaging Segment

Trade sales for the Industrial Packaging segment were $391.9 million, a 5.8% decrease from 1995's second quarter sales of $416.2 million. Operating profits were $55.7 million for the second quarter, an increase of 3.6% from the $53.8 million in the second quarter of 1995, primarily as a result of margin expansion. The two most significant sources of sales dollar decline in the second quarter were the drop in recovered paper prices and the decrease in selling price for the Company's cylinder paperboard and corrugating medium. While approximately 80% of the Company's paperboard is used internally, all of the corrugating medium is sold on contract to Georgia-Pacific. Corrugating medium prices were down $150 per ton from the second quarter of 1995. Another major factor in this segment's sales decline was in recovered paper. The Company uses much of the paper collected by its paper recycling businesses. However, expansion of the Company's collection efforts has resulted in a larger market for external sales of this raw material. During the second quarter of 1995, prices for this material were approximately $200 per ton. In the second quarter of 1996, those prices were approximately $60 per ton, significantly affecting sales in the industrial packaging segment.

Overall sales were up in the tube and core business, reflecting some recent acquisitions and increases in the Company's general film core business in the United States and slight increases in the textile carrier business in Mexico and Germany. The paper mill core business was down in all geographic regions, reflecting the lower demand in the paper industry. Overall, business was strong in Canada. The new operations in Brazil, which were not included in last year's second quarter results, also added to sales in the second quarter of 1996.

The Company announced the realignment of several operations in its Industrial Products Division as part of the ongoing activities of Process Excellence, a continuing, aggressive business redesign effort in the Company's North American industrial products and paper operations. Seven of the division's facilities will be closed in this realignment. Two of those closings took place during the second quarter, with the other five scheduled to take place over the remainder of 1996. The sales volume and assets of those plants are being transferred to several other facilities around the country. Process Excellence continues on schedule with savings expected to balance program-related costs during 1996 and with savings expected to begin in 1997.

Management's Discussion and Analysis of Financial Condition and Results of
                       Operations (Unaudited), continued

        Second Quarter 1996 Compared with Second Quarter 1995, continued

Results of Operations, continued

The Company's Crellin operations, molded and extrusion plastics, showed a good increase during the second quarter as their textile carrier business began to rebound and the Sebro automotive plastics business remained strong. The intermediate bulk container business had strong sales during the quarter while both fibre and plastic drum sales were weak. Partitions, protective packaging, reels, adhesives and machinery manufacturing all increased volume during the quarter.

Consumer Packaging Segment

Trade sales for the consumer packaging segment were $297.9 million, an 8.1% increase over 1995's second quarter sales of $275.5 million. Operating profits increased 26.3% to $33.7 million, compared with $26.7 million in the second quarter of 1995. Overall volumes continued to increase during the quarter which, accompanied by further growth in international operations, acquisitions and production gains, accounted for the strong performance in this segment.

Volume was up approximately 10% in the composite can operations led by strong sales in several food and beverage markets in the United States and good performance in Europe and Latin America. This operation continued to benefit from increased sales of its new rectangular can and sales to a major customer that was formerly a self manufacturer. The capseals operation, based in England, continued to expand sales and benefitted from a new poly extrusion machine that was in full production during the second quarter.

The High Density Film Products operation had strong volume during the second quarter, with grocery bag volume up more than 17% over 1995. The division, which increased capacity by more than two billion bags in 1995, is operating at full capacity during 1996. The patent infringement suit that had been filed against the Company in May 1994 was dismissed by the U.S. District Court for the District of Massachusetts in May 1996.

Sales were off in the flexible packaging business, resulting from start-up problems with new presses. Sales improved in the Sonoco Engraph operations primarily due to the fourth quarter 1995 acquisition of Cricket Converters, which was not included in the second quarter performance of 1995. Sonoco Engraph continued consolidating its various label operations under the Sonoco Engraph brand during the quarter, resulting in the closing of a plant in Moorestown, New Jersey. In addition, the screen printing operations had solid sales performance in the quarter, with added volume in fleet graphics for the Olympic games in Atlanta.

Management's Discussion and Analysis of Financial Condition and Results of
                       Operations (Unaudited), continued

          June 1996 Year-to-Date Compared with June 1995 Year-to-Date

Results of Operations

Consolidated net sales for the first six months of 1996 were $1.36 billion, a 1.7% increase over the $1.34 billion in the first six months of 1995. Net income available to common shareholders for the first half of 1996 was $86.1 million, a 10.7% increase over the $77.8 million in 1995. Fully diluted earnings per share for the first half of 1996 were $.90, an 11.1% increase over the $.81 recorded in the first six months of 1995.

Despite sluggish economies in several areas of the world, the Company continued to show both sales and earnings growth during the first six months of 1996, when compared with the first half of 1995, two of the strongest quarters in the Company's history. Overall, the Company's operations showed a slight volume
increase for the reporting period, as well as an increased profit margin.   On a
consolidated basis, the gross profit margin for the first half of 1996 was 23.8%, compared with 21.8% for the first six months of 1995.

The strength of the Company's portfolio (60% serving industrial packaging and 40% serving consumer packaging) is evident in the first half results, where the strong performance by consumer packaging helped bolster the Company's growth.

Industrial Packaging Segment

Trade sales for the Industrial Packaging segment during the first six months were $766.1 million compared with $797.2 million in 1995. Operating profits for the first six months of 1996 were $107.5 million, a 9.0% increase over 1995's first half results of $98.7 million. The sales decline in this segment primarily reflects the lower selling prices for paperboard, recovered paper and converted products. During the first half of 1995, prices for recovered paper were at all-time highs. While the Company increased its external sales of recovered paper, the steep decline in selling prices impacted revenue for the first half of 1996. Sales volume for many of the industrial packaging businesses declined in the first quarter, but rebounded slightly in the second quarter. The Company expects to continue showing some volume increases through the end of the year.

The Industrial Packaging segment is continuing to grow through tactical acquisitions. During the first half of 1996, the Company acquired a majority ownership of a joint venture paper mill in Shanghai, China. In addition, the Company acquired two companies that extend its ability to serve the paper mill industry by adding both core plugs and vapor-barrier roll wrap packaging to the product portfolio. The Company's Baker operation, which produces reels for the wire and cable industry, added some volume with two small acquisitions during the first quarter. Realignment in the Industrial Products and Paper Divisions through Process Excellence has resulted in two plant closings during the first half of 1996, with five more closings expected to take place by year-end. Process Excellence savings are expected to balance out the costs of this continuing business redesign effort, with savings expected to begin in 1997. International performance in the industrial packaging segment was similar to domestic performance, with operations in Canada, Mexico and Europe maintaining strength, despite slow economies.

Management's Discussion and Analysis of Financial Condition and Results of
                       Operations (Unaudited), continued


     June 1996 Year-to-Date Compared with June 1995 Year-to-Date, continued

Results of Operations, continued

Consumer Packaging Segment

Trade sales for the Consumer Packaging segment during the first six months were $593 million, a 9.9% increase over 1995's first half sales of $539.7 million. Operating profits were $64.5 million compared with $52.1 million for the first six months of 1995.

This segment continued to grow with strong market demand, new product introductions and acquisitions. Unit volume increased in nearly all of the consumer packaging operations during the first six months, with the plastic bag operation producing at full capacity, composite can volume increasing from sales to a major customer that was formerly a self manufacturer and demand for the Company's new rectangular cans and continued strong performance in nearly all markets. Label sales were also up, pushed by the results from the fourth quarter 1995 acquisition of Cricket Converters, which is part of Sonoco Engraph. International performance in the consumer packaging segment was strong during the first half of 1996.

Growth of consumer packaging remains a continuing goal for the Company. During the first half of 1996, the Company announced an agreement to acquire Specialty Packaging Inc. in the United States. Subsequent to June 30, 1996, the Company acquired two of Germany's leading paperboard can producers.

Corporate

General corporate expenses have been allocated as operating costs to each of the segments under the new segmental reporting method. Interest expense increased in 1996 due to higher debt levels.

Liquidity and Capital Resources

The Company's financial position remained strong through the first six months of 1996. The debt to capital percentage, after adjusting debt levels for excess cash related to the issuance of restricted purpose bonds, increased to 44.1% at June 30, 1996, from 39.6% at December 31, 1995. Debt increased primarily as a result of increased capital expenditures, acquisition funding, and interest and premiums paid for Company-owned life insurance.

Working capital increased $88.4 million to $317.7 million during the first six months of 1996 primarily due to increases in cash equivalents, accounts receivable and inventory, and decreases in current liabilities. The increase in cash equivalents is primarily due to the April 1996 issuance of $35 million of 6.0% Industrial

Management's Discussion and Analysis of Financial Condition and Results of
                       Operations (Unaudited), continued


     June 1996 Year-to-Date Compared with June 1995 Year-to-Date, continued


Liquidity and Capital Resources, continued

Development Revenue Bonds due April 1, 2026, to finance the start up of some new operations. The proceeds from these bonds have been invested in marketable securities until qualified capital expenditures take place. The increase in receivables and inventory is a result of business growth and acquisitions.

The Company expects internally generated cash flows along with borrowings available under its commercial paper and other existing credit facilities to be sufficient to meet operating and normal capital expenditure requirements.

On July 17, 1996, the Company's Board of Directors authorized a public stock repurchase program for the repurchase of up to $100 million of the Company's common stock and/or Series A Cumulative Convertible preferred stock at current market prices. The Company intends to repurchase shares by means of open market purchases and privately negotiated transactions at prevailing market prices. The timing of repurchases will depend on market conditions, the market price of the Company's common stock and management's assessment of the Company's liquidity and cash flow needs.

                            SONOCO PRODUCTS COMPANY

                          PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

           Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The patent infringement action filed against the Company in the United
           States District Court for the District of Massachusetts, which has been discussed in previous reports, was dismissed in May 1996.

Item 4.    Submission of Matters to a Vote of Security Holders

           The Company's annual meeting of shareholders was held on April
           17, 1996. The following matters, as described in more detail in the Company's Proxy Statement, were approved by the shareholders at this meeting:

           (1)  The following directors were elected:

                                                        VOTES
                                                        -----
                                        Term       For         Withheld
                                        ----    ----------     --------
                C.J. Bradshaw           3-year  78,693,497      796,502
                R.J. Brown              3-year  79,130,338      359,661
                J.L. Coker              3-year  79,027,949      462,050
                Paul Fulton             3-year  78,670,347      819,652
                H.L. McColl, Jr.        3-year  78,601,434      888,565
                Dona Davis Young        1-year  79,169,985      320,014

                The following directions continue their terms of office as directors:

                Leo Benatar; P. C. Browning; C. W. Coker; F. L. H. Coker;
                T. C. Coxe, III; A. T. Dickson; R. E. Elberson; J. C.
                Fort; B. L. M. Kasriel; R. C. King, Jr; E. H. Lawton, Jr. and
                E. C. Wall, Jr.

          (2) Coopers & Lybrand L.L.P., Certified Public Accountants, was re-elected as the independent auditors of the corporation for the fiscal year ending December 31, 1996. The shareholders voted 79,100,296 for and 201,351 against this appointment, with 188,352 votes abstaining.

          (3) The 1996 Non-Employee Directors' Stock Plan was approved with 65,993,011 votes for and 11,661,327 against this issue, with 1,835,661 votes abstaining.

          There were 11,677,621 non-votes for each of the above matters voted upon.

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibit (10) - Material Contracts

                 Exhibit (11) - Computation of Earnings per Share

                 Exhibit (27) - Financial Data Schedule (for SEC use only)

           (b) There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 1996. On August 5, 1996, the Company filed a Current Report on Form 8-K disclosing the change in its segmental reporting format effective the second quarter of 1996.

                            SONOCO PRODUCTS COMPANY

                                   SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        SONOCO PRODUCTS COMPANY (Registrant)




Date:     August 13, 1996            By:  /s/   F. T. Hill, Jr.
      ---------------------------       --------------------------------------
                                                F. T. Hill, Jr.
                                                Vice President and
                                                Chief Financial Officer

                            SONOCO PRODUCTS COMPANY

                                 EXHIBIT INDEX



                  Exhibit
                  Number           Description
                  -------          ------------


                     10            Material Contracts

                     11            Computation of Earnings Per Share

                     27            Financial Data Schedule (for SEC use only)
