Form 10-Q
period 1996-09-29
SONOCO PRODUCTS CO
filed 1996-11-12
CIK 91767

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                      20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 29, 1996          Commission File No. 1-11261


                             SONOCO PRODUCTS COMPANY


                                  ------------


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock at November 3, 1996:

                     Common stock, no par value: 89,182,362

                             SONOCO PRODUCTS COMPANY


                                      INDEX


PART I. FINANCIAL INFORMATION


         ITEM 1.   FINANCIAL STATEMENTS:

                     Consolidated Balance Sheets - September 29, 1996 and
                           December 31, 1995

                     Consolidated Statements of Income - Three Months and
                           Nine Months Ended September 29, 1996 and
                           October 1, 1995

                     Consolidated Statements of Cash Flows -
                           Nine Months Ended September 29, 1996 and
                           October 1, 1995

                     Notes to Consolidated Financial Statements

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS

PART II. OTHER INFORMATION

         ITEM 1.   LEGAL PROCEEDINGS

         ITEM 5.   OTHER INFORMATION

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURE

                             SONOCO PRODUCTS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                        (Dollars and shares in thousands)



                                                                              September  29,
                                                                                  1996                   December 31,
                                                                               (unaudited)                   1995
                                                                               -----------               ------------
                           ASSETS
                           ------
CURRENT ASSETS
  Cash and cash equivalents                                                   $     82,900               $    61,624
  Trade accounts receivable, net of allowances                                     354,967                   314,207
  Other receivables                                                                 36,552                    17,074
  Inventories:
         Finished and in process                                                   126,401                   103,073
         Materials and supplies                                                    128,178                   128,403
  Prepaid expenses                                                                  19,636                    21,277
  Deferred income taxes                                                             13,432                    16,125
                                                                              ------------               -----------
                                                                                   762,066                   661,783

PROPERTY, PLANT AND EQUIPMENT, NET                                                 963,364                   865,629
COST IN EXCESS OF FAIR VALUE OF ASSETS PURCHASED, NET                              445,723                   411,343
OTHER ASSETS                                                                       256,716                   176,658
                                                                              ------------               -----------
         Total Assets                                                         $  2,427,869               $ 2,115,413
                                                                              ============               ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Payable to suppliers                                                        $    202,629               $   149,512
  Accrued expenses and other                                                       120,269                   105,750
  Accrued wages and other compensation                                              19,398                    30,885
  Notes payable and current portion of
     long-term debt                                                                 86,912                    94,898
  Taxes on income                                                                   43,934                    51,410
                                                                              ------------               -----------
                                                                                   473,142                   432,455

LONG-TERM DEBT                                                                     832,027                   591,894
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                        107,530                   103,898
DEFERRED INCOME TAXES AND OTHER                                                     47,204                    53,472
MINORITY INTEREST                                                                   35,618                    14,945
SHAREHOLDERS' EQUITY
  Serial preferred stock, no par value
     Authorized 30,000 shares
     3,036 and 3,450 shares issued and outstanding at
       September 29, 1996 and December 31, 1995, respectively                      151,709                   172,500
  Common stock, no par value
     Authorized 150,000 shares
     90,070 and 91,117 shares issued and outstanding at
       September 29, 1996 and December 31, 1995, respectively                        7,175                     7,175
  Capital in excess of stated value                                                 57,964                   100,318
  Translation of foreign currencies                                                (59,719)                  (55,925)
  Retained earnings                                                                775,219                   694,681
                                                                              ------------               -----------
         Total shareholders' equity                                                932,348                   918,749
                                                                              ------------               -----------
         Total liabilities and shareholders'  equity                          $  2,427,869               $ 2,115,413
                                                                              ============               ===========


            See accompanying Notes to Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
                  CONSOLIDATED STATEMENTS OF INCOME (unaudited)
               (Dollars and shares in thousands except per share)



                                                                  Three Months Ended                      Nine Months Ended
                                                          --------------------------------          ------------------------------
                                                            September 29,        October 1,          September 29,      October 1,
                                                                 1996              1995                   1996             1995
                                                          --------------------------------          ------------------------------
Net sales                                                 $   703,422          $   686,998          $ 2,062,508        $ 2,023,866

Cost of sales                                                 545,476              537,050            1,580,572          1,582,572

Selling, general and administrative expenses                   78,838               72,377              230,806            212,934

Interest expense                                               14,428               11,828               39,620             32,165

Interest income                                                (1,630)              (1,409)              (4,542)            (3,099)
                                                          -----------          -----------          -----------        -----------

Income from operations before
     income taxes                                              66,310               67,152              216,052            199,294

Taxes on income                                                26,127               26,370               85,125             78,270
                                                          -----------          -----------          -----------        -----------
Income from operations before
     equity in earnings of affiliates/
     minority interest in subsidiaries                         40,183               40,782              130,927            121,024

Equity in earnings of affiliates/
     Minority interest in subsidiaries                           (275)                (142)              (1,016)             1,266
                                                          -----------          -----------          -----------        -----------

Net income                                                     39,908               40,640              129,911            122,290

Preferred dividends                                            (1,835)              (1,941)              (5,717)            (5,823)
                                                          -----------          -----------          -----------        -----------

Net income available to
     common shareholders                                  $    38,073          $    38,699          $   124,194        $   116,467
                                                          ===========          ===========          ===========        ===========

Average common shares outstanding:
     Assuming no dilution                                      90,960               91,149               90,960             91,149
     Assuming full dilution                                    99,328              100,647               99,328            100,647

Earnings per common share:

     Assuming no dilution                                 $       .42          $       .43          $      1.37        $      1.28
                                                          ===========          ===========          ===========        ===========
     Assuming full dilution                               $       .41          $       .41          $      1.31        $      1.22
                                                          ===========          ===========          ===========        ===========

Dividends per common share                                $      .165          $       .15          $       .48        $      .433
                                                          ===========          ===========          ===========        ===========


           See accompanying Notes to Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (Dollars in thousands)

                                                                                           Nine Months Ended
                                                                              -----------------------------------------
                                                                               September 29,                October 1,
                                                                                   1996                       1995
                                                                              --------------             --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $    129,911               $   122,290
Adjustments to reconcile net income to net
 cash provided by operating activities:
       Depreciation, depletion and amortization                                    105,781                    93,665
       Equity in earnings of affiliates/minority interest in subsidiaries            1,016                    (1,266)
       Deferred taxes                                                                 (307)                    4,586
       Loss on disposition of assets                                                 1,743                       123
       Changes in assets and liabilities, net of effects from acquisitions, dispositions and foreign currency adjustments:
              Accounts receivable                                                  (56,573)                  (41,444)
              Inventories                                                          (12,847)                  (27,907)
              Prepaid expenses                                                       1,797                    16,286
              Payables and taxes                                                    38,238                    18,127
              Other assets and liabilities                                           2,307                    (3,193)
                                                                              ------------               -----------

Net cash provided by operating activities                                          211,066                   181,267
                                                                              ------------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                         (156,560)                 (122,915)
Cost of acquisitions, exclusive of cash                                            (73,512)                  (50,234)
Investment in Company-owned life insurance                                         (79,608)                  (11,576)
Proceeds from the sale of assets                                                     2,327                     3,320
                                                                              ------------               -----------

Net cash used by investing activities                                             (307,353)                 (181,405)
                                                                              ------------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt                                                      67,867                   135,164
Principal repayment of debt                                                        (33,319)                  (67,530)
Net increase in commercial paper borrowings                                        195,000                    38,300
Cash dividends - common and preferred                                              (49,373)                  (45,301)
Shares acquired - common and preferred                                             (78,914)                  (18,307)
Common shares issued                                                                16,449                     7,486
                                                                              ------------               -----------

Net cash provided by financing activities                                          117,710                    49,812
                                                                              ------------               -----------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                              (147)                    1,455
                                                                              ------------               -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           21,276                    51,129

Cash and cash equivalents at beginning of  period                                   61,624                    28,444
                                                                              ------------               -----------

Cash and cash equivalents at end of period                                    $     82,900               $    79,573
                                                                              ============               ===========

           See accompanying Notes to Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
          CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued
                             (Dollars in thousands)





SUPPLEMENTAL CASH FLOW DISCLOSURES:

                                                                                       Nine Months Ended
                                                                                 ----------------------------
                                                                                  September 29,    October 1,
                                                                                    1996              1995
                                                                                 --------------    ----------

Interest paid                                                                     $30,971           $28,752

Income taxes paid                                                                 $92,908           $56,770




Non-cash transaction:

On June 9, 1995, the Company issued a 5% common stock dividend ($106,213 fair value).




           See accompanying Notes to Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1:  BASIS OF INTERIM PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods reported hereon. Operating results for the nine months ended September 29, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report for the fiscal year ended December 31, 1995. Certain amounts in the 1995 Consolidated Financial Statements have been reclassified to conform with the current year presentation.

NOTE 2:  DIVIDEND DECLARATIONS

         On October 15, 1996, the Board of Directors declared a regular quarterly common stock dividend of $.165 per share. This 286th consecutive dividend will be payable December 10 to shareholders of record November 15. The Board also declared a quarterly dividend of $.5625 per share on the $2.25 Series A Cumulative Convertible Preferred Stock payable January 31, 1997 to shareholders of record as of January 10, 1997.

NOTE 3:  ACQUISITIONS

         During the first quarter of 1996, the Company finalized the Sonoco Hongwen joint venture to produce paperboard in Shanghai, China, and initiated a joint venture in Indonesia that will manufacture composite cans, tubes and cores. In February of 1996, the Company acquired Moldwood Products Company of York, Alabama, formerly owned by Gulf States Paper Corporation. Moldwood Products is a producer of moldwood plugs for the paper industry with annual sales of approximately $12 million. The Company also added two operations to its Baker Division, which produces reels for the wire and cable industry.

         During the second quarter of 1996, the Company acquired
         Hamilton Hybar, Inc., of Richmond, VA. Hamilton, with annual sales of approximately $32 million, is a leading supplier of vapor barrier packaging materials to the paper industry.

         During the third quarter of 1996, the Company finalized the acquisition of Specialty Packaging, a niche producer of specialty composite cans, specialty lines of metal closures and tubes and cores with annual sales of approximately $38 million. The Company also acquired two of Germany's leading paperboard can manufacturers, Dosen Schmitt of Mayen and Buck Verpackungen GmbH of Freilassing. These additions to the European consumer packaging operations have combined sales between $10 and $15 million.

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

                             SONOCO PRODUCTS COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (unaudited)

NOTE 5:  FINANCIAL SEGMENT INFORMATION

         As of the 1996 second quarter, the Company has been reporting its operations in two segments, Industrial Packaging and Consumer Packaging. The Financial Segment Information provided below should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations immediately following the Notes to Consolidated Financial Statements.


                    FINANCIAL SEGMENT INFORMATION (UNAUDITED)
                             (Dollars in thousands)

                                                          Three Months Ended                          Nine Months Ended
                                               -------------------------------------      ------------------------------------------
                                                September 29, 1996    October 1, 1995        September 29,1996      October 1, 1995
                                               ------------------    ---------------        -----------------       ---------------
Total Revenue

         Industrial Packaging                      $   401,738          $   416,591               $ 1,188,333        $ 1,237,754

         Consumer Packaging                            311,643              283,003                   905,517            823,840
                                                   -----------          -----------               -----------        -----------

         Consolidated                              $   713,381          $   699,594               $ 2,093,850        $ 2,061,594
                                                   ===========          ===========               ===========        ===========


Sales to Unaffiliated Customers

         Industrial Packaging                      $   391,839          $   404,262               $ 1,157,957        $ 1,201,445

         Consumer Packaging                            311,583              282,736                   904,551            822,421
                                                   -----------          -----------               -----------        -----------

         Consolidated                              $   703,422          $   686,998               $ 2,062,508        $ 2,023,866
                                                   ===========          ===========               ===========        ===========


Operating Profit

         Industrial Packaging                      $    50,317          $    50,462               $   157,828        $   149,583

         Consumer Packaging                             28,791               27,109                    93,302             78,777

         Interest, net                                 (12,798)             (10,419)                  (35,078)           (29,066)
                                                   -----------          -----------               -----------        -----------

         Consolidated                              $    66,310          $    67,152               $   216,052        $   199,294
                                                   ===========          ===========               ===========        ===========

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                                   (UNAUDITED)

               THIRD QUARTER 1996 COMPARED WITH THIRD QUARTER 1995

RESULTS OF OPERATIONS

Consolidated net sales for the third quarter of 1996 were $703.4 million, compared with $687.0 million recorded in the third quarter of 1995. Net income available to common shareholders for the third quarter was $38.1 million, compared with $38.7 million in the third quarter of 1995. Fully diluted earnings per share for the third quarter of 1996 were $.41, equal to the all-time high third quarter results of 1995. These results were in line with estimates the Company released in mid-September 1996. Third quarter earnings were impacted by several growth initiatives that are a part of the Company's Vision 2000 objectives, which include the goal of $250 million in earnings by the year 2000. These initiatives, which will be discussed more fully by segment below, include start-up and consolidation costs in China and Brazil and significant business redesign activities in the Company's domestic operations.

INDUSTRIAL PACKAGING SEGMENT

The Industrial Packaging segment includes tubes; cores; cones; roll wrap; molded plugs and related products and services; fibre drums; plastic drums; intermediate bulk containers; injection molded and extruded plastics; paper manufacturing and recovered paper collections; fibre partitions; molded pulp; corner posts; reels for wire and cable packaging; adhesives; converting machinery; and forest products.

Trade sales for the Industrial Packaging segment were $391.8 million for the third quarter of 1996, compared with $404.3 million recorded in the third quarter of 1995. Operating profits were $50.3 million for the third quarter of 1996, compared with $50.5 million in the third quarter of 1995. While volume was up modestly, sales dollars declined in this segment during the third quarter. The sales dollar decline is due to decreases in selling prices for converted products, cylinder paperboard and corrugating medium in response to lower material costs.

Third-quarter sales were up in the global tube and core business reflecting stronger performance in the textile core operations in several regions of the world. In addition, the domestic acquisitions of Moldwood and Hamilton Hybar added to both sales and profits of this business. The film core business also remains strong in North America.

Paper operations have seen some decline in selling prices in most areas of the world, and the demand has been sporadic in some markets. Due to these slower market conditions, several mills have been taking down time during the year, allowing some of these mills to implement productivity upgrades. The Company has mill upgrades in progress in the United States, France, China and Brazil.

Several growth-oriented initiatives impacted earnings in the Industrial Packaging segment during the third quarter. Internationally, costs were incurred in upgrading the recently acquired paper mill in Shanghai, China. The Sonoco Hongwen joint-venture operation, which will soon include paper converting operations along with papermaking, is in a start-up mode. The Company is also experiencing consolidation costs at its facilities in Brazil, which were acquired during 1995. Consolidation has been slower than desired in Brazil, and the general economy in that country remains soft.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                             (UNAUDITED), CONTINUED

         THIRD QUARTER 1996 COMPARED WITH THIRD QUARTER 1995, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

Domestically, third quarter earnings were affected by costs associated with the Company's strategies under the Process Excellence and Customer Satisfaction initiatives, including the closing of seven paper converting plants and the expansion of 20 others. Process Excellence is the Company's top-to-bottom examination of its U.S.-based papermaking and tube manufacturing operations. The Company expects positive contributions from Process Excellence beginning in the fourth quarter, resulting in the program breaking even for 1996 and then making a significant contribution in 1997 and beyond. In September of 1996, the Company announced the formation of a new order fulfillment process that will be focused on supplying tubes, cores, cones, paperboard and accessory products as a part of Process Excellence. Three new order fulfillment centers will be established to process customer orders with just one call and establish an integrated link between the customers' orders and the Company's production system. These new centers are expected to reduce the number of customer related services jobs from 120 to 80. The first of these centers should begin operating in 1997, after extensive testing and pilot programs.

The industrial container business was off in the third quarter due to weak demand for fibre drums. Volume was up for both plastic drums and intermediate bulk containers, but costs associated with the start-up of a new plastic drum plant in Pennsylvania had an impact on performance. The injection molded and extruded plastics operations had a strong quarter, led by a rebound in the plastic textile carrier and filtration tube businesses. The automotive plastics business also remained strong through the quarter.


CONSUMER PACKAGING SEGMENT


The Consumer Packaging segment includes composite cans; fibre and plastic caulking cartridges; capseals; plastic tennis ball containers; flexible packaging; plastic bags; pressure-sensitive labels; screen printing; paperboard packaging; and label machinery.

Trade sales for the consumer packaging segment were $311.6 million for the third quarter of 1996, a 10.2% increase over 1995's third quarter sales of $282.7 million. Operating profits increased 6.2% to $28.8 million for the third quarter of 1996, compared with $27.1 million in the third quarter of 1995.

Volume continued to be strong in the composite can operations as several food and beverage markets continued to show strong growth for the quarter. Sales in Europe have expanded in the existing base businesses, with some additional sales recorded from the German acquisitions that were added at the beginning of the third quarter. During the third quarter, the Company also completed the acquisition of the Specialty Packaging Group. Specialty Packaging, a niche producer of composite cans and specialty lines of metal closures as well as tubes and cores, is expected to add approximately $38 million to annual sales and had a positive impact to sales and profits in the third quarter. In Europe, the Company also acquired the composite can assets of a Danish company. Customers from this business will be supplied from one of the Company's newly acquired plants in Germany. The Company also began production at a new composite can plant in Belgium which supplies the snack food market. Business has continued to be strong in Mexico, the United Kingdom and Venezuela. Capseals, headquartered in England, continued its growth as it added sales from the new poly extrusion machine that began full production in the second quarter and continues to be fully subscribed.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                             (UNAUDITED), CONTINUED

         THIRD QUARTER 1996 COMPARED WITH THIRD QUARTER 1995, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

Sales and profits were off in the flexible packaging operations. The Company continued to experience costs associated with the installation and start-up of two new rotogravure presses in the flexible packaging operations. One of these presses is now operational, and the second should be contributing to operating performance by the beginning of 1997. The flexible packaging business is continuously improving, and management expects this operation to improve its contribution to the Company's results in 1997.

Sales increased in the label business primarily as a result of the October 1995 acquisition of Cricket Converters. The Company is continuing the integration and consolidation of its label business, which previously operated as multiple independent companies. Costs associated with this restructuring process included a plant closing in Moorestown, N.J., severance costs and inefficiencies resulting from transferring volume among plants. This consolidation program will continue as the Company works to build a label business under a unified brand. In addition, drought conditions in the west and southwest caused decreased demand for fertilizer and agricultural chemicals which resulted in less business for the extended-text booklet labels. Demand for this business is expected to improve in the fourth quarter. The Company remains optimistic about the opportunity for improved volume and margins for this potentially high-growth business.

The label machinery operation, headquartered in England, was strong during the third quarter and has orders that will keep this operation running near capacity through the fourth quarter. The screen printing operations continued having a strong year with an excellent third quarter. During the third quarter, the Company announced it is investigating the possible sale of this unit. Although the screen printing operations are performing well, the industry in which they operate is printing and not packaging, thus not contributing to the Company's objective of being a global leader in the packaging industry. The Company's carton business, which suffered earlier in the year with start-up problems of a new press, continued to lag behind expectations in the third quarter. With the new press now running well, prospects are good for improvement in the fourth quarter.

The high density film products operations continued to operate at full capacity with some additional shift into plastic grocery bags from the high-volume retail market and continued growth in the use of high density film for agricultural markets. Subsequent to the end of the quarter, the Company announced it would be expanding its plastic bag manufacturing capacity at its North Vernon, IN plant by over two billion bags per year.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                             (UNAUDITED), CONTINUED

      SEPTEMBER 1996 YEAR-TO-DATE COMPARED WITH SEPTEMBER 1995 YEAR-TO-DATE

RESULTS OF OPERATIONS

Consolidated net sales for the first nine months of 1996 were $2.06 billion, compared with $2.02 billion recorded for the first nine months of 1995. Net income available to common shareholders for the first three quarters of 1996 was $124.2 million, a 6.6% increase over the $116.5 million reported during the same period a year ago. Fully diluted earnings per share for the first three quarters of the year were $1.31, a 7.4% increase over the $1.22 recorded for the first nine months of 1995.

The Company's growth in 1996 has not been as dramatic as that achieved during the first three quarters of 1995, which were three of the strongest quarters on record for the Company. Despite this slower growth, the Company expects to achieve another record year in 1996. On a consolidated basis, gross profit margins improved for the first nine months of 1996 to 23.4% from 21.8% for the first nine months of 1995. The Company's product and geographic diversity continue to enhance the Company's strength.

INDUSTRIAL PACKAGING SEGMENT

Trade sales for the first nine months of this year in the Industrial Packaging segment were $1.16 billion, compared with $1.20 billion in the first three quarters of 1995. Operating profits in this segment were $157.8 million, a 5.5% increase over the $149.6 million recorded for the first nine months of last year. The sales decrease in the first three quarters is primarily the result of lower selling prices in response to lower material costs, despite generally stable volume in most product groups.

Sales were up in the global tube and core business in the first nine months, reflecting increases in the textile carrier business in several regions of the world as well as strong film core business in North America. There were also good increases in the injection molded plastics operations during the year. However, decreases in fibre drum volume, lower recovered paper prices and reduced selling prices for the Company's paperboard impacted sales growth for the segment. Except for the start-up operations mentioned below, the international Industrial Packaging business showed improved performance over 1995's first nine months.

Third quarter and nine months earnings were affected by costs associated with several ongoing growth-oriented initiatives. The Company experienced additional costs for the new Sonoco Hongwen paper mill in China that remains in a start-up mode. In 1995, the Company made several acquisitions in Brazil, and this year the Company is experiencing consolidation costs in connection with these operations. In addition, a weak economy in South America impacted demand in that area.

In April, the Company announced its plans to close seven plants in conjunction with its Process Excellence initiative. Through the first nine months of 1996, five of these plants have ceased operations. These plant closings have resulted in added costs during the first nine months of 1996, largely due to the loss of efficiency as operations are winding down and volume is being shifted to new plants. Positive contributions from Process Excellence are expected beginning in the fourth quarter, resulting in this program breaking even for 1996 and making significant contributions in 1997 and beyond.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                             (UNAUDITED), CONTINUED

SEPTEMBER 1996 YEAR-TO-DATE COMPARED WITH SEPTEMBER 1995 YEAR-TO-DATE, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

CONSUMER PACKAGING SEGMENT

Consumer Packaging trade sales for the first nine months of 1996 were $904.6 million, a 10.0% increase over the $822.4 million recorded for the first nine months of 1995. Operating profits for the first three quarters of 1996 were $93.3 million, an 18.4% increase over the $78.8 million recorded in the first three quarters of 1995.

This segment continued to grow with strong performance in the composite can operations as several food and beverage markets showed strong growth for the first three quarters of 1996. In addition, sales in Europe have expanded in the existing base businesses with some additional sales recorded from the German business added at the beginning of the third quarter. International performance in the composite can markets remained strong during the first three quarters of 1996. Capseals, headquartered in England, continued its growth as it added sales from the new poly extrusion machine that began full production during the second quarter and continues to be fully subscribed.

Performance in the Consumer Packaging segment was impacted by a decline in sales and profits in the flexible packaging operations, which were affected by problems with new presses. Business is continuously improving, and the operations are expected to improve their contributions to the Company's results in 1997.

The continuing consolidation of the label business has been a major factor in this segment's performance for the first nine months of 1996. One plant has been closed in the label group as the Company moves to build a unified label operation. While the October 1995 acquisition of Cricket Converters has added to sales, business has been affected by soft pricing and declines in volume related to drought conditions in the west and southwest. Sales and profits were also impacted by start-up problems with a press in the paperboard packaging operations. This press is now fully operational and should be contributing to performance through the remainder of the year.

The label machinery operation, headquartered in England, was strong during the first three quarters and has orders that will keep this operation running near capacity through the fourth quarter. The screen printing operations continued having a strong year with an excellent third quarter. During the third quarter, the Company announced it is investigating the possible sale of the screen printing operations.

In spite of weaker selling prices in 1996, sales and profits increased in the plastic bag business. Strong demand has allowed this business to produce at capacity during the first nine months of 1996 and experience productivity gains as a result of the added volume.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                             (UNAUDITED), CONTINUED

SEPTEMBER 1996 YEAR-TO-DATE COMPARED WITH SEPTEMBER 1995 YEAR-TO-DATE, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

CORPORATE

General corporate expenses have been allocated as operating costs to each of the segments. Interest expense increased in the first nine months due to higher debt levels in 1996 to support increased capital spending, acquisitions and the Company's share repurchase program discussed below.


LIQUIDITY AND CAPITAL RESOURCES

The Company's financial position remained strong through the first nine months of 1996. The debt to capital percentage, after adjusting debt levels for excess cash related to the issuance of restricted purpose bonds, increased to 43.9% at September 29, 1996, from 39.6% at December 31, 1995. Debt increased primarily as a result of increased capital spending, acquisitions, stock repurchases and interest and premiums paid for Company-owned life insurance. On August 21, 1996, new legislation was enacted which impacts the tax-favored status of the Company-owned life insurance policies. The impact of the new legislation is currently being evaluated by the Company.

Working capital increased $59.6 million to $288.9 million during the first nine months of 1996 primarily due to increases in cash equivalents, accounts receivable and inventories, partially offset by increased payables. The increase in cash equivalents is primarily due to the April 1996 issuance of $35 million of 6.0% Industrial Revenue Bonds due April 1, 2026, to finance the start-up of some new operations. The proceeds from these bonds have been invested in marketable securities until qualified capital expenditures take place. The increases in receivables, inventories and payables are the result of business growth and acquisitions.

On July 17, 1996, the Company's Board of Directors authorized a public stock repurchase program that allows the Company to purchase up to $100 million of the company's common stock and/or Series A Cumulative Convertible Preferred Stock at current market prices. Under this program, the Company is repurchasing shares by means of open market purchases and privately negotiated transactions at prevailing market prices. The timing of repurchases depends on market conditions, the market price of the company's common stock and management's assessment of the Company's liquidity and cash flow needs. Through the third quarter, the total common and preferred stock repurchased under this program amounted to $53 million.

The Company expects internally generated cash flows along with borrowings available under its commercial paper and other existing credit facilities to be sufficient to meet operating and normal capital expenditure requirements.

                             SONOCO PRODUCTS COMPANY

                           PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

                Reference is made to Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996. The patent infringement action filed against the Company in the United States District Court for the District of Massachusetts, which has been discussed in previous reports, was dismissed in May 1996.

Item 5.         Other Information

                Leo Benatar, who retired from the Company in April 1996, resigned from the Company's Board of Directors effective September 16, 1996.

Item 6.         Exhibits and Reports on Form 8-K

       (a)      Exhibit (11) - Computation of Earnings per Share

                Exhibit (27) - Financial Data Schedule (for SEC use only)

       (b) The Company filed a Current Report on Form 8-K on August 5, 1996, disclosing a change in its segmental reporting format, effective the second quarter of 1996.

                             SONOCO PRODUCTS COMPANY


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                    SONOCO PRODUCTS COMPANY
                                                 ------------------------------
                                                          (Registrant)



Date:   November 12, 1996                    By:        /s/  F. T. Hill, Jr.
     --------------------                        ------------------------------
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