Form 10-K
period 1996-12-31
SONOCO PRODUCTS CO
filed 1997-03-28
CIK 91767

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D. C.
                                     20549

                                   FORM 10-K

             [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

             [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM       TO
                                                 ------  ------

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:       None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                        Yes  X    No
                                                           ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant (based on the New York Stock Exchange closing price) on March 2, 1997, was $2,277,589,388.

As of March 2, 1997, there were 90,021,489 shares of no par value common stock outstanding.

Documents Incorporated by Reference

    Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1996, are incorporated by reference in Parts I, II and IV; portions of the Proxy Statement for the annual meeting of shareholders to be held on April 16, 1997, are incorporated by reference in Part III.

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                                     PART I

     STATEMENTS INCLUDED IN PART I OF THE FORM 10-K THAT ARE NOT HISTORICAL IN NATURE, ARE INTENDED TO BE, AND ARE HEREBY IDENTIFIED AS "FORWARD LOOKING STATEMENTS" FOR PURPOSES OF THE SAFE HARBOR PROVIDED BY SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY CAUTIONS READERS THAT FORWARD LOOKING STATEMENTS, INCLUDING WITHOUT LIMITATION THOSE RELATING TO THE COMPANY'S FUTURE BUSINESS PROSPECTS, REVENUES, WORKING CAPITAL, LIQUIDITY, CAPITAL NEEDS, INTEREST COSTS, AND INCOME, ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD LOOKING STATEMENTS.

ITEM 1. BUSINESS

The Company

     The Company, a South Carolina corporation founded in Hartsville, South Carolina in 1899 as the Southern Novelty Company, is a major global manufacturer of paperboard-based and plastic-based packaging products. The Company is also vertically integrated into paperboard production and recovered paper collection. The paperboard utilized in the Company's packaging products is produced substantially from recovered paper. The Company operates an extensive network of facilities from nearly 300 locations on five continents, serving customers in more than 85 countries. This global reach is a critical component of the Company's long-term growth plans, and puts the Company in a position to supply customers who are expanding their operations internationally and want supply partners who can provide consistent high-value products and services wherever they choose to do business.

     Sonoco changed its segment reporting in the second quarter of 1996. Results are now reported in two segments, industrial packaging and consumer packaging. The Industrial Packaging segment includes global industrial converted products and paper, industrial containers, injection molded and extruded plastics, protective packaging, partitions, wire and cable packaging, adhesives and converting machinery operations. The Consumer Packaging segment includes the global composite can operations, capseals liners, flexible packaging, labels, label applicating equipment, paperboard packaging and high density film products. The new reporting is intended to be more in line with the way the Company reports its internal results and to more appropriately reflect the integration of its paper and converting operations. International operations are reflected in the appropriate segment based on the products produced or markets served.

     The Company serves a wide variety of industrial and consumer markets. Industrial markets, which represented approximately 56% of the Company's sales in 1996, include paper manufacturers, chemical and pharmaceutical producers, textile manufacturers, automotive suppliers, consumer electronics, the wire and cable industry and the building and construction industry. Consumer markets, which represented approximately 44% of the Company's sales in 1996, include food and beverage processors, the personal and health care industries, supermarkets, retail outlets, convenience stores, quick service restaurants, and household goods manufacturers. The Company believes that it is the number one supplier in all its major markets.

     The Financial Reporting For Business Segments table as shown in Note 17 to the Company's Financial Statements, which are set forth in the Company's 1996 Annual Report to Shareholders, included herewith as Exhibit 13, presents selected financial data by major lines of business or segments for each of the past three years. This table should be read in conjunction with the Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the 1996 Annual Report to Shareholders, all of which are incorporated herein by reference.

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Acquisitions/Dispositions

     Acquisitions over the past five years have been an important part of the Company's strategy for growth. The 1992 acquisition of the Trent Valley paper mill in Trenton, Ontario, Canada, provided the Company with a new forming technology that improves the dimensional stability of paperboard, a critical property in certain market segments. During 1993, the Company purchased Crellin Holding, Inc., an international manufacturer, designer and marketer of molded plastic products and also completed the acquisition of the OPV/Durener Group, Germany's second largest manufacturer of tubes and cores. In October 1993, the Company acquired Engraph, Inc., creating the opportunity to grow into new packaging markets. These markets included pressure-sensitive labels and package inserts, flexible packaging, screen process printing and paperboard cartons and specialities. During 1994, the Company acquired M. Harland & Son Limited, a leading producer of pressure-sensitive roll labels and roll-label application equipment headquartered in the United Kingdom. During 1995, the Company acquired the remaining 50% interest in the CMB/Sonoco joint venture. CMB/Sonoco is a producer of composite cans with manufacturing facilities in England and France. The Company also purchased the Edinburgh, Ind., flexible packaging plant from Hargro Flexible Packaging Corporation which manufactures packaging for the confectionery, snack food and pharmaceutical markets. In October 1995, the Company acquired the assets of Cricket Converters, Inc., of Hightstown, N.J., a major manufacturer of high-quality, pressure-sensitive labels for the pharmaceutical and health care markets. Also during 1995, the Company acquired a minority interest in Demolli Industria Cartaria SRL and purchased three converting operations and a paper mill in Brazil, a small tube and paper manufacturer in France and three recovered paper collection plants in the United States.

     During 1996, the Company completed several acquisitions which were strategically important both in the U.S. and internationally. In the first quarter, the Company finalized the Sonoco Hongwen joint venture to produce paperboard in Shanghai, China, and initiated a joint venture in Indonesia that will manufacture composite cans, tubes and cores. In February 1996, the Company acquired Moldwood Products Company of York, Ala., from Gulf States Paper Corporation. Moldwood Products is a producer of moldwood plugs for the paper industry. The Company also added two operations to its wire and cable packaging operations, the Baker Reels Division. During the second quarter, the Company acquired Hamilton Hybar, Inc., of Richmond, Va., a leading supplier of vapor barrier packaging materials to the paper industry. The Hamilton Hybar acquisition, along with the Moldwood Products acquisition, positioned the Company as a full-line, one-stop supplier for the roll packaging needs of paper mills. During the third quarter, the Company finalized the acquisition of Specialty Packaging, Inc., of Wausau, Wis., a niche producer of composite cans, specialty lines of metal closures, and tubes and cores. The Company also acquired two of Germany's leading paperboard can manufacturers, Dosen Schmitt of Mayen and Buck Verpackungen GmbH. During the fourth quarter of 1996, the Company acquired Stonington Corporation of Westfield, Mass., a manufacturer of tubes and cores, specializing in short-run, high-value tubes.

     In December 1996, the Company completed the sale of its tennis ball container manufacturing operation, located in Greenville, S.C. Although profitable, this operation did not offer growth potential for the Company.

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Acquisitions/Dispositions

     Early in 1997, the Company signed a letter of intent to form a joint venture with Rock-Tenn Corporation, to combine the fibre partitions operations of the two companies into a joint venture company called RTS Packaging, to be owned 35% by the Company and 65% by Rock-Tenn. In March 1997, the Company sold its screen printing operations, acquired in the 1993 acquisition of Engraph, Inc.

Competition

     The Company's products are sold in highly competitive environments.
Supply and demand are the major factors controlling each of these market environments. These markets are also influenced by the overall rate of economic activity, but to a lesser degree. Throughout the year, the Company remained highly competitive and believes it has several competitive advantages within the markets it serves. First, the Company manufactures and sells many of its products globally. Having operated internationally since 1923, the Company considers its ability to serve its customers worldwide in a timely, consistent and cost-effective manner a competitive advantage. Second, the Company believes its technological leadership, reputation for quality, and vertical integration have enabled it to coordinate its product development and global expansion with the rapidly changing needs of its major customers, who demand high-quality, state-of-the-art, environmentally compatible packaging. Third, the Company is focusing on productivity improvements with the objective of being the low-cost producer in value-added niches of the packaging market. The Company has several productivity initiatives underway, aimed at significantly reducing costs and improving processes using the latest in information technology. The Company believes that these initiatives will further enhance its competitive position.

     A discussion of the Company's competitive position within the Industrial Packaging and Consumer Packaging segments follows:

Industrial Packaging Segment. The Company is the only company serving the world's core, tube and cone markets that is fully vertically integrated from papermaking to industrial products. It is the global leader in these products and plans to continue defending this leadership through technological innovations and supply-chain management services that add value for customers worldwide. One of the Company's major growth strategies in this segment is to implement an integrated paper production and converted paper products business in worldwide markets. The Company is already a market leader in most of its industrial product lines in North America, Europe, Australasia and South America, and has enhanced this position in 1996 through tactical acquisitions and joint ventures in Greece, Indonesia, Italy, China and other parts of the world where the Company has not previously operated.

     As the leading producer of fibre drums in the U.S. and a major manufacturer of plastic drums and intermediate bulk containers, the Company offers customers a variety of solutions for their bulk packaging needs. The Company operates an industrial container research and development facility that supports its customers and the marketplace with refinements and new products.

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Competition, Continued

     The Company's injection molded and extruded plastics operations serve customers in the textile, wire and cable, filtration, automotive, food processing, quick service restaurants, fiber optics and plumbing industries. Though the marketplace for these types of products is very competitive, the Company believes that its strong design and technical capabilities position it to grow in its existing markets as it continues to develop new products.

     The Company is also the leading U.S. producer of nailed-wood, plywood and metal reels for the wire and cable industry and the market leader in the manufacture of corner posts for major appliance packaging.

Consumer Packaging Segment. The Company is the world leader in the manufacture of composite cans and has been revolutionizing the role of composite cans in packaging with technological breakthroughs that continue to set new benchmarks for this product. The Company's relationships with the world's most sophisticated packaging users and marketers allow the Company's packaging development specialists the opportunity to work on new-generation packages precisely designed to specific customer requirements. In addition to innovation, the Company's substantial cost advantage over competitors' packaging and its relationship with suppliers are major factors in the growth and high value of the Company's composite can business.

     The Company's flexible packaging business focuses on serving customers in the confectionery industry with high-quality graphics on paper, foil or film packages. The Company believes that ongoing projects to develop the vertical integration possibilities between flexible packaging and composite cans will further enhance its competitive position.

     The Company is the leading producer of high-density, high-molecular weight, plastic carry-out grocery sacks. The Company also manufactures sacks for the high-volume retail market, convenience store market, the developing quick service restaurant market, and is a producer of agricultural mulch film. This business continued to grow in 1996, and as a result of the strong demand for this group's products, a nearly $30 million expansion was started in 1996 which will add the capacity for an additional two billion sacks. The Company believes that the capacity expansion will solidify its leadership position in the market.

     The Company remains one of the leading producers of high-quality, pressure-sensitive labels in the United States. Pressure-sensitive labels are one of the fastest growing segments of the packaging industry. The Company believes its ability to provide both labels and a wide variety of paperboard packaging options is a competitive edge as customers try to narrow their field of suppliers for packaging. The Company can offer customers a one-stop shop for their printed packaging requirements from labels to cartons.

     None of the Company's segments are seasonal to any significant degree. The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the 1996 Annual Report to Shareholders discusses the various segments of the Company and is incorporated herein by reference.

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

     The majority of raw materials are subject to price volatility as experienced in the economic cycle that began in 1994. Raw material cost increases began in 1994 and continued into the third quarter of 1995. They quickly fell in the second half of 1995 and continued to decline in 1996. The Company was able to mitigate an adverse earnings impact through selling price increases or decreases. In spite of cost volatility, the Company considers the supply of raw materials to be adequate to meet its needs.

     The Company has strengthened its fibre recovery system by acquiring three paper collection operations in 1995 to expand its collection base. In addition, the Company continues to work on such arrangements as joint ventures and partnership agreements to further strengthen its supply stability.

Backlog

     The amount of the Company's backlog orders at the end of 1996 and 1995 was approximately $42.6 million and $42.1 million, respectively. The Company expects that all the orders in backlog at the end of 1996 will be shipped during 1997. Most customer orders are manufactured with a lead time not to exceed three weeks. Domestic long-term contracts, primarily for composite cans, exist for approximately 14% of trade sales (no one contract exceeds 4%). These contracts, which are for a specific duration, generally include price escalation provisions for raw materials, labor and overhead costs. There are no significant long-term purchase contracts because the Company considers the supply of raw materials adequate to meet its needs.

Patents, Trademarks and Related Contracts

     No segment of the business is materially dependent upon the existence of patents, trademarks or related contracts.

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Research and Development

     The Company has 129 employees engaged in new product development and technical support for existing product lines. Company-sponsored research spending in this area was $17.5 million, $12.7 million and $12.1 million in 1996, 1995, and 1994, respectively. Spending focused on projects related to Sonoco's primary businesses and reflects a commitment to ensure that the Company maintains a competitive advantage through technology leadership in its businesses and markets served. Customer-sponsored research spending has been immaterial for the past three years.

Employees

     At December 31, 1996, the Company employed approximately 19,000 people.

Environmental Protection

     The Financial Position, Liquidity and Capital Resources section of the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the 1996 Annual Report to Shareholders provides the required information and is incorporated herein by reference.

Financial Information about Foreign and Domestic Operations and Export Sales

     The Company has subsidiaries and affiliates operating in 30 countries. The primary operations of the international subsidiaries are similar to the Company's domestic businesses in products and markets served. The Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 15 to the Financial Statements set forth in the 1996 Annual Report to Shareholders are incorporated herein by reference. United States export sales are immaterial.

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

ITEM 2. PROPERTIES

     The Company's main plant and corporate offices are located in Hartsville, South Carolina. The Company has 180 branch or manufacturing operations in the United States, 25 in Canada and 78 in 28 other countries.

     Information about the Company's manufacturing operations by segment follows:


                                                          Segment
                                                   ---------------------
                                                   Industrial   Consumer
                                                    Packaging  Packaging
                                                   ----------  ---------
        Number of Plants:
           Owned                                          120         27
           Leased for terms up to ten years with
            options to renew for additional terms          92         40
           Leased with lease purchase agreements            3          1
                                                   ----------  ---------

              Total manufacturing operations              215         68
                                                   ==========  =========


     The Company believes that its properties are suitable and adequate for current needs and that the total productive capacity is adequately utilized.


ITEM 3. LEGAL PROCEEDINGS

     In the normal course of business, the Company is a party to various legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. The Company has been named as a potentially responsible party at several environmentally contaminated sites located primarily in the northeastern United States and owned by third parties. These sites are believed to represent the Company's largest potential environmental liabilities. The Company has accrued approximately $4 million for these contingencies as of December 31, 1996.

     Although the level of future expenditures for legal and environmental matters is impossible to determine with any degree of certainty, it is management's opinion that such costs, when finally determined, will not have a material adverse effect on the consolidated financial position of the Company. The Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 14 to the Financial Statements set forth in the 1996 Annual Report to Shareholders provides additional information and is incorporated herein by reference.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES


EXECUTIVE OFFICERS OF THE REGISTRANT

     In reliance on General Instruction G of Form 10-K, the following set forth information with respect to each person who is an executive officer of the
Company:





                                YEAR FIRST
                                 ELECTED                  POSITION AND BUSINESS
     NAME               AGE      OFFICER            EXPERIENCE DURING LAST FIVE YEARS
--------------          ---    -----------         --------------------------------------------------
C. W. Coker             63        1961             Chairman of the Board and Chief Executive Officer.
                                                   Present position since 1990, also having served as
                                                   President and Chief Executive Officer from May 1994 to
                                                   February 1996.

P. C. Browning          55        1993             President and Chief Operating Officer.
                                                   Present position since February 1996,
                                                   previously having served as Executive Vice
                                                   President - Global Industrial Products and
                                                   Paper Division since 1993.  Prior to
                                                   joining Sonoco in 1993 served as President,
                                                   Chairman and Chief Executive Officer of
                                                   National Gypsum Company (manufacturer and
                                                   supplier of products and services used in
                                                   building and construction) since 1990.

B. W. Campbell          47        1996             Vice President - Information Services.
                                                   Present position since February 1996,
                                                   previously having served as Staff Vice
                                                   President - Information Services since
                                                   1991.

A.   V. Cecil           55        1996             Vice President - Investor Relations and Corporate
                                                   Communication.
                                                   Present position since January 1996.
                                                   Prior to joining Sonoco in 1996 served as
                                                   Vice President - Corporate Communication
                                                   and Investor Relations with National Gypsum Company.

C.   W. Claypool        61        1987             Vice President - Paper Division.
                                                   Present position since 1987.  Retiring
                                                   June 1, 1997.

P. C. Coggeshall, Jr.   53        1979             Vice President - Administration.
                                                   Present position since 1991.

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                               YEAR FIRST
                                ELECTED               POSITION AND BUSINESS
          NAME          AGE     OFFICER         EXPERIENCE DURING LAST FIVE YEARS
          ----          ---     -------         ---------------------------------
H. E. DeLoach, Jr.      52      1986            Executive Vice President with responsibility
                                                for the High Density Film Products, Industrial
                                                Container, Fibre Partitions, Protective Packaging,
                                                molded and extruded plastics and Baker Reels.
                                                Present position since February 1996, previously
                                                having served as Group Vice President and
                                                Vice President - Film, Plastics and Special
                                                Products since 1993 and Vice President -
                                                High Density Film Products since 1989.

C. A. Hartley           48      1995            Vice President - Human Resources. Present position
                                                since 1995. Prior to joining Sonoco in 1995 served
                                                as Vice President - Human Resources with Dames &
                                                Moore (an environmental engineering and consulting
                                                firm) since 1994 and Vice President - Human Resources
                                                with National Gypsum Company since 1991.

F.   T. Hill, Jr.       44      1987            Vice President and Chief Financial Officer. Present
                                                position since 1995, previously having served as Vice
                                                President - Finance since 1994 and Vice
                                                President - Industrial Products North America since 1990.

R. E. Holley            54      1987            Vice President - High Density Film Products.
                                                Present position since 1993, previously having served
                                                as Vice President - Total Quality Management since 1990.

C.   J. Hupfer          50      1988            Vice President, Treasurer and Corporate Secretary.
                                                Present position since 1995, previously having served
                                                as Treasurer since 1988.

J.   R. Kelley          42      1994            Vice President - Industrial Products North America.
                                                Present position since 1994, previously having served
                                                as Division Vice President - Industrial Container
                                                since 1990.

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                               YEAR FIRST
                                ELECTED               POSITION AND BUSINESS
          NAME          AGE     OFFICER         EXPERIENCE DURING LAST FIVE YEARS
          ----          ---     -------         ---------------------------------
R. L. McGowan, Jr.      45      1996            Vice President - Consumer Products.
                                                Present position since February
                                                1997, previously having served as Vice
                                                President and General Manager -
                                                Consumer Products Division, U.S. and
                                                Canada since 1994 and Division Vice
                                                President - Sales, Marketing &
                                                Technology, Consumer Products Division
                                                since 1987.

H. J. Moran             64      1987            Executive Vice President with responsibility
                                                for the Consumer Packaging Group (since February
                                                1996) and Sonoco Engraph (since February 1997).
                                                Previously having served as Group Vice President
                                                - Consumer Packaging Group since 1993 and Vice
                                                President and General Manager - Consumer
                                                Packaging Division since 1990.

E. P. Norman, Jr.       60      1989            Vice President - Technology. Present position
                                                since 1989.

M. M. Richardson        62      1996            Vice President of Sonoco and President of Sonoco
                                                Engraph.
                                                Present position since February 1996, previously
                                                having served as Chief Executive Officer - Sonoco's
                                                label, screen printing and paperboard carton
                                                business since 1995.  Also served as President
                                                and Chief Operating Officer of Engraph since 1994,
                                                Executive Vice President and Chief Operating Officer
                                                since 1992 and Group Vice President since 1983.
                                                Retiring the end of April 1997.

     Officers of the Company are elected annually by the Board of Directors at the first Board meeting immediately following the Annual Meeting of Shareholders.

Family Relationships

     C. W. Coker and F. L. H. Coker, a director of the Company, are brothers and the first cousins of J. L. Coker, a director of the Company, and P. C. Coggeshall, Jr.

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market and Market Prices of Common Stock

     The Company's common stock began trading on the New York Stock Exchange
(NYSE) March 8, 1995, under the stock symbol "SON". Prior to that date, the common stock was traded on the NASDAQ National Market System. The Comparative Highlights set forth in the 1996 Annual Report to Shareholders (Exhibit 13 of this report) shows, by quarter, the high and low price on the NASDAQ market for the period January 1, 1995 through March 7, 1995, and the NYSE for the period March 8, 1995 through December 31, 1996, and is incorporated herein by reference.

Approximate Number of Security Holders

     There were approximately 42,000 shareholder accounts as of  March 2, 1997.

Dividends

     Information required is included in the Comparative Highlights set forth in the 1996 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The Selected Eleven-Year Financial Data set forth in the 1996 Annual Report to Shareholders provides the required data, and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information presented under Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

     The Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Report of Independent Certified Public Accountants for the Company included in the 1996 Annual Report to Shareholders are incorporated herein by reference.

Supplementary Financial Data


     The information set forth under Comparative Highlights in the 1996 Annual Report to Shareholders is incorporated herein by reference.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Directors of
Sonoco Products Company:

Our report on the consolidated financial statements of Sonoco Products Company has been incorporated by reference in this Form 10-K from page 46 of the 1996 Annual Report to Shareholders of Sonoco Products Company. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the exhibit index on page IV-2 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





                                    /s/    Coopers & Lybrand L.L.P.
                                    -------------------------------
                                           COOPERS & LYBRAND L.L.P.

Charlotte, North Carolina
January 29, 1997

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" as shown on pages 4 - 9 and page 23, respectively, of the Company's definitive Proxy Statement, set forth information with respect to the directors of the Company and compliance with
Section 16(a) of the Securities Exchange Act of 1934 and are incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.


ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to the compensation of directors and officers of the Company as shown on pages 13 - 21 of the Company's definitive Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to the beneficial ownership of the Company's Common Stock by management and others as shown on page 3 and pages 11 - 12 under captions "Voting Securities" and "Security Ownership of Management as of December 31, 1996," respectively, of the Company's definitive Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The sections entitled "Compensation Committee Interlocks and Insider Participation" and "Transactions With Management" as shown on pages 21 - 23 of the Company's definitive Proxy Statement set forth certain information with respect to certain business relationships and transactions between the Company and its directors and officers and is incorporated herein by reference.



                                     III-I

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


Data incorporated by reference from the
attached 1996 Annual Report to Shareholders
(included as Exhibit 13 of this report):

     Comparative Highlights (Selected Quarterly
     Financial Data)

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations

     Consolidated Balance Sheets as of
     December 31, 1996 and 1995

     Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Changes in
     Shareholders' Equity for the years ended
     December 31, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements

     Report of Independent Accountants

     Selected Eleven-Year Financial Data


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

Exhibits:


3 Articles of Incorporation and By-Laws (incorporated by reference to the Registrant's 1994 Form 10-K Annual Report)

4 Instruments Defining the Rights of Securities Holders, including Indentures (incorporated by reference to the Registrant's Forms S-3 (File No. 33-50503 and File No. 33-40538))

10    Material Contracts:

10-1 1983 Sonoco Products Company Key Employee Stock Option Plan (incorporated by reference to the Registrant's Form S-8 dated September 4, 1985)

10-2 1991 Sonoco Products Company Key Employee Stock Plan (incorporated by reference to the Registrant's Form S-8 dated June 7, 1995)

10-3 Sonoco Products Company 1996 Non-Employee Directors' Stock Plan (incorporated by reference to the Registrant's Form S-8 dated September 25, 1996)

10-4 Sonoco Products Company Employee Savings and Stock Ownership Plan (incorporated by reference to the Registrant's Form 11-K Annual Report set forth in the Registrant's Form 10-K/A filed on June 28, 1996)

11    Computation of Earnings Per Share

13    1996 Annual Report to Shareholders (portions incorporated by reference)

21    Subsidiaries of the Registrant

23    Consent of Independent Accountants

27    Financial Data Schedule

99-1 Proxy Statement, filed in conjunction with annual shareholders' meeting scheduled for April 16, 1997 (previously filed)

99-2 Form 11-K Annual Report - 1983 and 1991 Sonoco Products Company Key Employee Stock Option Plans and Sonoco Products Company 1996 Non-Employee Directors' Stock Plan

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K, CONTINUED


Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the fourth quarter of 1996.

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)


COLUMN A                         COLUMN B   COLUMN C  COLUMN D  COLUMN E
-----------                     ---------  ---------  --------  --------
                                 BALANCE   ADDITIONS
                                    AT      CHARGED              BALANCE
                                BEGINNING     TO                   AT
                                    OF     COSTS AND    DEDUC-   END OF
DESCRIPTION                       PERIOD   EXPENSES    TIONS(1)  PERIOD
-----------                     ---------  ---------  --------  --------

   1996
   ----

Restructuring Reserve           $   7,129  $     -0-  $  3,963  $  3,166
                                =========  =========  ========  ========

Allowance for Doubtful
 Accounts                       $   6,330  $   3,920  $  2,620  $  7,630
                                =========  =========  ========  ========


   1995
   ----

Restructuring Reserve           $  10,923  $     -0-  $  3,794  $  7,129
                                =========  =========  ========  ========
Allowance for Doubtful
 Accounts                       $   6,058  $   3,168  $  2,896  $  6,330
                                =========  =========  ========  ========


   1994
   ----

Restructuring Reserve           $  27,114  $     -0-  $ 16,191  $ 10,923
                                =========  =========  ========  ========

Allowance for Doubtful
 Accounts                       $   6,514  $   2,546  $  3,002  $  6,058
                                =========  =========  ========  ========





(1) Includes amounts written off, translation adjustments and payments.

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES


                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March 1997.



                                            SONOCO PRODUCTS COMPANY



                                            /s/   C. W. Coker
                                            -----------------------------
                                                  C. W. Coker
                                                  Chief Executive Officer




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following person on behalf of the Registrant and in the capacities indicated on this 27th day of March 1997.



                                            /s/    F. T. Hill, Jr.
                                            -----------------------------
                                                   F. T. Hill, Jr.
                                                   Vice President and
                                                   Chief Financial Officer

             SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

SIGNATURES, CONTINUED


/s/  C. W. Coker                   Chief Executive Officer and
---------------------------        Director (Chairman)
C. W. Coker

/s/  P. C. Browning                President, Chief Operating Officer and
---------------------------        Director
P. C. Browning

/s/  C. J. Bradshaw                Director
---------------------------
C. J. Bradshaw

/s/  R. J. Brown                   Director
---------------------------
R. J. Brown

/s/  F. L. H. Coker                Director
---------------------------
F. L. H. Coker

                                   Director
---------------------------
J. L. Coker

/s/  T. C. Coxe, III               Director
---------------------------
T. C. Coxe, III

/s/  A. T. Dickson                 Director
---------------------------
A. T. Dickson

/s/  R. E. Elberson                Director
---------------------------
R. E. Elberson

/s/  J. C. Fort                    Director
---------------------------
J. C. Fort

/s/  P. Fulton                     Director
---------------------------
P. Fulton

/s/ B. L. M. Kasriel               Director
---------------------------
B. L. M. Kasriel

/s/  R. C. King, Jr.               Director
---------------------------
R. C. King, Jr.

/s/  E. H. Lawton, Jr.             Director
---------------------------
E. H. Lawton, Jr.

/s/  H. L. McColl, Jr.             Director
---------------------------
H. L. McColl, Jr.

/s/  Dona Davis Young              Director
---------------------------
Dona  Davis Young

            SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                                 EXHIBIT INDEX


        Exhibit
        Number        Description
        ------        -----------
          3           Articles of Incorporation and By-Laws (incorporated by
                      reference to the Registrant's 1994 Form 10-K Annual
                      Report)

          4 Instruments Defining the Rights of Securities Holders, including Indentures (incorporated by reference to the Registrant's Forms S-3 (File No. 33-50503 and File No.
                      33-40538))

          10          Material Contracts:

          10-1        1983 Sonoco Products Company Key Employee Stock Option
                      Plan (incorporated by reference to the Registrant's Form
                      S-8 dated September 4, 1985)

          10-2        1991 Sonoco Products Company Key Employee Stock Plan
                      (incorporated by reference to the Registrant's Form S-8
                      dated June 7, 1995)

          10-3        Sonoco Products Company 1996 Non-Employee Directors'
                      Stock Plan (incorporated by reference to the Registrant's
                      Form S-8 dated September 25, 1996)

          10-4        Sonoco Products Company Employee Savings and Stock
                      Ownership Plan (incorporated by reference to the Registrant's Form 11-K Annual Report set forth in the
                      Registrant's Form 10-K/A filed on June 28, 1996)

          11          Computation of Earnings Per Share

          13 1996 Annual Report to Shareholders (portions incorporated by reference)

          21          Subsidiaries of the Registrant

          23          Consent of Independent Accountants

          27          Financial Data Schedule

          99-1 Proxy Statement, filed in conjunction with annual shareholders' meeting scheduled for April 16, 1997
                      (previously filed)

          99-2        Form 11-K Annual Report  - 1983 and 1991 Sonoco Products
                      Company Key Employee Stock Option Plans and Sonoco
                      Products Company 1996 Non-Employee Directors' Stock Plan

