Form 10-Q
period 1997-03-30
SONOCO PRODUCTS CO
filed 1997-05-13
CIK 91767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended March 30, 1997                Commission File No. 1-11261


                             SONOCO PRODUCTS COMPANY


                                   ----------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock at May 4, 1997:

                     Common stock, no par value: 90,145,320

                             SONOCO PRODUCTS COMPANY

                                      INDEX





PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                    Consolidated Balance Sheets - March 30, 1997 and December 31, 1996

                    Consolidated Statements of Income -
                    Three Months Ended March 30, 1997 and
                    March 31, 1996

                    Consolidated Statements of Cash Flows -
                    Three Months Ended March 30, 1997 and
                    March 31, 1996

                    Notes to Consolidated Financial Statements

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURE

                             SONOCO PRODUCTS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                        (Dollars and shares in thousands)

                                                                      (unaudited)
                                                                        March 30,          December 31,
                               ASSETS                                     1997                 1996
                               ------                                 -----------          -----------
CURRENT ASSETS
     Cash and cash equivalents                                        $    81,730          $    71,260
     Trade accounts receivable, net of allowances                         346,910              329,963
     Other receivables                                                     33,248               38,240
     Inventories
         Finished and in process                                          122,417              123,224
         Materials and supplies                                           132,853              137,236
     Prepaid expenses                                                      23,324               26,121
     Deferred income taxes                                                 11,436               11,605
                                                                      -----------          -----------
                                                                          751,918              737,649
PROPERTY, PLANT AND EQUIPMENT, NET                                        996,667              995,415
COST IN EXCESS OF FAIR VALUE OF ASSETS PURCHASED, NET                     438,001              455,567
OTHER ASSETS                                                              218,095              198,909
                                                                      -----------          -----------
         Total Assets                                                 $ 2,404,681          $ 2,387,540
                                                                      ===========          ===========

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------

CURRENT LIABILITIES
     Payable to suppliers                                             $   216,684          $   205,741
     Accrued expenses and other                                           153,929              111,804
     Accrued wages and other compensation                                  11,916               29,428
     Notes payable and current portion of
         long-term debt                                                    97,183              102,062
     Taxes on income                                                       35,672               26,081
                                                                      -----------          -----------
                                                                          515,384              475,116
LONG-TERM DEBT                                                            750,161              791,026
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                               107,305              107,265
DEFERRED INCOME TAXES AND OTHER                                            96,846               93,520
SHAREHOLDERS' EQUITY
     Serial preferred stock, no par value
         Authorized 30,000 shares
         2,394 and 2,395 shares issued and outstanding as of
          March 30, 1997 and December 31, 1996, respectively              119,706              119,756
     Common shares, no par value
         Authorized 150,000 shares
         90,058 and 89,864 shares issued and outstanding as of
          March 30, 1997 and December 31, 1996, respectively                7,175                7,175
     Capital in excess of stated value                                     54,035               50,378
     Translation of foreign currencies                                    (71,136)             (56,572)
     Retained earnings                                                    825,205              799,876
                                                                      -----------          -----------
        Total shareholders' equity                                        934,985              920,613
                                                                      -----------          -----------
        Total Liabilities and Shareholders' Equity                    $ 2,404,681          $ 2,387,540
                                                                      ===========          ===========

           See accompanying Notes to Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
                  CONSOLIDATED STATEMENTS OF INCOME (unaudited)
               (Dollars and shares in thousands except per share)

                                                           Three Months Ended
                                                      ----------------------------
                                                       March 30,         March 31,
                                                         1997               1996
                                                      ---------          ---------
Net sales                                             $ 687,648          $ 669,231

Cost of sales                                           535,677            512,876

Selling, general and administrative expenses             71,806             73,793

Interest expense                                         13,549             11,578

Interest income                                          (1,098)            (1,219)
                                                      ---------          ---------

Income from operations before income taxes               67,714             72,203

Taxes on income                                          26,205             28,448
                                                      ---------          ---------

Income from operations before equity in
     earnings of affiliates/Minority interest
     in subsidiaries                                     41,509             43,755

Equity in earnings of affiliates/
     Minority interest in subsidiaries                     (263)              (507)
                                                      ---------          ---------

Net income                                               41,246             43,248

Preferred dividends                                      (1,066)            (1,941)
                                                      ---------          ---------

Net income available to common shareholders           $  40,180          $  41,307
                                                      =========          =========

Average common shares outstanding:
     Assuming no dilution                                89,976             91,137
     Assuming full dilution                              96,741            100,367

Earnings per common share:
     Assuming no dilution                             $     .45          $     .45
                                                      =========          =========
     Assuming full dilution                           $     .43          $     .43
                                                      =========          =========

Dividends per common share                            $    .165          $     .15
                                                      =========          =========




           See accompanying Notes to Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (Dollars in thousands)

                                                                                                        Three Months Ended
                                                                                                    --------------------------
                                                                                                    March 30,         March 31,
                                                                                                      1997              1996
                                                                                                    --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                          $ 41,246          $ 43,248
 Adjustments to reconcile net income to net
     cash provided by operating activities
         Depreciation, depletion and amortization                                                     37,910            34,125
         Equity in earnings of affiliates/
           Minority interest in subsidiaries                                                             263               507
         Deferred taxes                                                                                1,872             2,049
         Loss on disposition of assets                                                                   403                37
         Changes in assets and liabilities, net of effects from acquisitions, dispositions and foreign currency adjustments:
                 Accounts receivable                                                                 (26,341)          (20,482)
                 Inventories                                                                          (7,453)           (5,752)
                 Prepaid expenses                                                                      2,704             7,490
                 Payables and taxes                                                                   22,176           (10,741)
                 Other assets and liabilities                                                        (14,640)            8,785
                                                                                                    --------          --------

Net cash provided by operating activities                                                             58,140            59,266
                                                                                                    --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment                                                            (50,365)          (46,354)
Cost of acquisitions, exclusive of cash                                                               (1,870)          (33,073)
Other, net                                                                                               570                 0
Proceeds from the sale of assets                                                                      62,634               134
                                                                                                    --------          --------

Net cash provided (used) by investing activities                                                      10,969           (79,293)
                                                                                                    --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in commercial paper borrowings                                               (44,091)           57,700
Proceeds from issuance of debt                                                                        17,138             6,790
Principal repayment of debt                                                                          (17,891)          (13,197)
Cash dividends - common and preferred                                                                (15,917)          (15,616)
Shares acquired - common and preferred                                                                   (50)          (11,805)
Common shares issued                                                                                   3,121             5,755
                                                                                                    --------          --------

Net cash (used) provided by financing activities                                                     (57,690)           29,627
                                                                                                    --------          --------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                                                (949)             (107)
                                                                                                    --------          --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                             10,470             9,493

Cash and cash equivalents at beginning of period                                                      71,260            61,624
                                                                                                    --------          --------

Cash and cash equivalents at end of period                                                          $ 81,730          $ 71,117
                                                                                                    ========          ========

           See accompanying Notes to Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
          CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued
                             (Dollars in thousands)



SUPPLEMENTAL CASH FLOW DISCLOSURES:


                                          Three Months Ended
                                   ---------------------------------
                                   March 30,               March 31,
                                     1997                     1996
                                   -------                  -------


Interest paid                      $10,066                  $10,085

Income taxes paid                  $ 6,652                  $ 9,052





           See accompanying Notes to Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1:      BASIS OF INTERIM PRESENTATION

             In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods reported hereon. Operating results for the three months ended March 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report for the fiscal year ended December 31, 1996.

NOTE 2:      DIVIDEND DECLARATIONS

             On April 16, 1997, the Board of Directors declared and increased the regular quarterly dividend from $.165 per share to $.18 per share, payable June 10, to shareholders of record May 16. On February 5, 1997, the Board declared a quarterly dividend of $.5625 per share on the $2.25 Series A Cumulative Convertible Preferred Stock, payable May 1, to shareholders of record April 11.

NOTE 3:      ACQUISITIONS/DISPOSITIONS

             In March of 1997, the Company completed the sale of its screen print operations acquired in the October 1993 acquisition of Engraph, Inc. This division was sold because the business did not fit with the Company's overall focus on the packaging industry. In addition, the Company signed a letter of intent to form a joint venture with the Rock-Tenn Company, combining their fibre partitions businesses into a joint venture company called RTS Packaging, owned 35% by Sonoco and 65% by Rock-Tenn, with combined annual sales of approximately $150 million. This transaction is awaiting regulatory approval.

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


                    FINANCIAL SEGMENT INFORMATION (UNAUDITED)
                            (Dollars in thousands)

                                          Three Months Ended
                                    -------------------------------
                                     March 30,            March 31,
                                       1997                  1996
                                    ---------             ---------

Total Revenue
    Industrial Packaging            $ 390,946             $ 384,515
    Consumer Packaging                306,372               295,511
                                    ---------             ---------

    Consolidated                    $ 697,318             $ 680,026
                                    =========             =========

Net Sales
    Industrial Packaging            $ 381,300             $ 374,170
    Consumer Packaging                306,348               295,061
                                    ---------             ---------

    Consolidated                    $ 687,648             $ 669,231
                                    =========             =========

Operating Profit
    Industrial Packaging            $  50,194             $  51,775
    Consumer Packaging                 29,971                30,787
    Interest, net                     (12,451)              (10,359)
                                    ---------             ---------

    Consolidated                    $  67,714             $  72,203
                                    =========             =========

                             SONOCO PRODUCTS COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature, are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements.

               FIRST QUARTER 1997 COMPARED WITH FIRST QUARTER 1996

RESULTS OF OPERATIONS

Consolidated net sales for the first quarter of 1997 were $687.6 million, compared with $669.2 million recorded for the first quarter of 1996. Net income available to common shareholders for the first quarter was $40.2 million, compared with $41.3 million in the first quarter of 1996. Fully diluted earnings per share for the first quarter of 1997 were $.43, equal to the all-time high first quarter results of 1996. First quarter earnings per share were favorably impacted by the repurchase of 3.44 million common share equivalents during 1996. First quarter performance was in line with Management's expectations that earnings for the first two quarters of 1997 would be flat to slightly down, compared with 1996, and then improve in the second half of the year.

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

Trade sales for the Industrial Packaging segment were $381.3 million, a 1.9% increase over the $374.2 million recorded in the first quarter of 1996. Operating profits were $50.2 million for the first quarter of 1997 compared with $51.8 million in the first quarter of 1996.

Volume continued improving in the first quarter in nearly every product line in the global tube and core business, led by strong increases in sales to textile carriers, particularly in the United States and Europe. Profits in industrial products were negatively impacted by further declines in selling prices, although such prices appear to be stabilizing. Although improving, start-up and consolidation costs in Brazil and China continued to negatively impact segment results. The industrial segment began seeing some of the benefits of the plant consolidations that took place during 1996 in conjunction with the Company's Process Excellence initiative. Continued improvement is expected from this and other initiatives undertaken over the past couple of years.

In the paper operations, lower selling prices for corrugating medium and linerboard, which is sold by the Company to external markets, reduced sales and profits by approximately $4 million for the quarter. Approximately 85% of the paperboard produced by the Company is for internal consumption.

                             SONOCO PRODUCTS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

         FIRST QUARTER 1997 COMPARED WITH FIRST QUARTER 1996, CONTINUED


RESULTS OF OPERATIONS, CONTINUED

Volume was excellent in the injection molded and extruded plastics business, led by sales of a new heating tray used in the fast food industry. Volume also increased in both the textile and filtration markets. In addition, the automotive business continues to be strong.

Volume in the industrial container group was nearly even with the first quarter 1996, but sales dollars were down because of declining prices and product mix. Performance in this group is also being impacted by start-up costs for the new plastic drum plant that began operations in Pennsylvania during 1996. However, volume was up significantly in the first quarter in the group's intermediate bulk container business.

CONSUMER PACKAGING SEGMENT

The Consumer Packaging segment includes composite cans; fibre and plastic caulk cartridges; capseals; flexible packaging; pressure-sensitive labels; label application machinery; paperboard cartons, sleeves, blister packs, coasters and glass covers; and high density film products.

Trade sales for the consumer packaging segment were $306.3 million for the first quarter of 1997, a 3.8% increase over 1996's first quarter sales of $295.1 million. Operating profits were $30.0 million for the first quarter of 1997, compared with $30.8 million in the first quarter of 1996.

The Company's composite can operations continued their strong performance during the first quarter of 1997, led by sales increases in the snack food, powdered beverages and adhesives and sealants markets. Volume was also up in the Capseals business, which is located in England.

This segment is still being negatively impacted by reorganization in the label and flexible packaging businesses. Costs associated with the reorganization and consolidation of its label business, which previously operated as multiple independent companies, should improve throughout 1997 as the Company continues to build a label business under a unified brand. Sales and profits in the flexible packaging operations improved over the fourth quarter of 1996 and should continue improving throughout 1997.

Volume was off in the high density film products business as several customers had built inventories during the previous quarter. This business was also impacted by increased resin costs, which have not been fully recovered through selling price increases.

                             SONOCO PRODUCTS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

         FIRST QUARTER 1997 COMPARED WITH FIRST QUARTER 1996, CONTINUED


RESULTS OF OPERATIONS, CONTINUED

CORPORATE

General corporate expenses have been allocated as operating costs to each of the segments. Interest expense increased in the first quarter of 1997 over 1996 due to higher debt resulting from the 1996 share repurchase program, capital spending and acquisitions.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's financial position remained strong through the first quarter. The debt to capital percentage, after adjusting debt levels for excess cash related to the issuance of restricted purpose bonds, decreased to 45.1% at March 30, 1997, from 47.2% at December 31, 1996. Debt decreased primarily as a result of proceeds from the sale of the screen print operations.

Working capital decreased $26 million to $236.5 million during the first three months of 1997 primarily due to the sale of the screen print operations and seasonal increases in payables to suppliers.

The Company expects internally generated cash flows along with borrowings available under its commercial paper and other existing credit facilities to be sufficient to meet operating and normal capital expenditure requirements.

In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128 "Earnings Per Share" (FAS 128). This standard is effective for financial statements issued for periods ending after December 15, 1997 and will be implemented in the Company's 10K for the year ended December 31, 1997. The Company does not expect that FAS No. 128 will have a material impact on the earnings per share computation.

                             SONOCO PRODUCTS COMPANY

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

            Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Item 4.     Submission of Matters to a Vote of Security Holders

            The Company's annual meeting of shareholders was held on April 16, 1997. The following matters, as described in more detail in the Company's Proxy Statement, were approved by the shareholders at this meeting:

            (1)    The following directors were elected:

                                                            VOTES
                                                     ---------------------
                                           Term         For       Withheld
                                           ----      ---------    --------

                   C. W. Coker            3-year     72,786,353    361,628
                   A. T. Dickson          3-year     72,777,991    369,990
                   R. E. Elberson         3-year     72,792,535    355,446
                   J. C. Fort             3-year     72,686,552    461,429
                   Dona Davis Young       3-year     72,751,895    396,086

            (2) Coopers & Lybrand L.L.P., Certified Public Accountants, was re-elected as the independent auditors of the corporation for the fiscal year ending December 31, 1997. The shareholders voted 73,060,008 for and 27,438 against this appointment, with 60,535 votes abstaining.

            There were 16,873,508 non-votes for each matter voted upon.

Item 6.     Exhibits and Reports on Form 8-K

            (a)        Exhibit (3) - By-laws

                       Exhibit (11) - Computation of Earnings Per Share

                       Exhibit (27) - Financial Data Schedule (for SEC use only)

            (b) There were no reports on Form 8-K filed by the Company during the quarter ended March 30, 1997.

                             SONOCO PRODUCTS COMPANY


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       SONOCO PRODUCTS COMPANY
                                       -----------------------
                                             (Registrant)



Date:   May 13, 1997                   By: /s/ F. Trent Hill, Jr.
      ----------------                     ----------------------------
                                               F. Trent Hill, Jr.
                                               Vice President and
                                               Chief Financial Officer

                             SONOCO PRODUCTS COMPANY

                                  EXHIBIT INDEX



               Exhibit
                Number           Description
                ------           -----------

                    3            By-laws

                   11            Computation of Earnings per Share

                   27            Financial Data Schedule (for SEC use only)