Form 10-Q
period 1997-06-29
SONOCO PRODUCTS CO
filed 1997-08-12
CIK 91767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                      20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarter Ended June 29, 1997    Commission File No. 1-11261


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock at August 1, 1997:

                     Common stock, no par value: 90,575,159

                             SONOCO PRODUCTS COMPANY

                                      INDEX



PART I. FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                          Consolidated Balance Sheets - June 29, 1997 and December 31, 1996

                          Consolidated Statements of Income -
                          Three Months and Six Months Ended June 29, 1997 and June 30, 1996

                          Consolidated Statements of Cash Flows -
                          Six Months Ended June 29, 1997 and
                          June 30, 1996

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
                        (Dollars and shares in thousands)

                                                              (unaudited)
                                                                June 29,        December 31,
                                                                  1997              1996
                                                              -----------       -----------
                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                   $    62,391       $    71,260
  Trade accounts receivable, net of allowances                    349,360           329,963
  Other receivables                                                31,384            38,240
  Inventories:
         Finished and in process                                  121,263           123,224
         Materials and supplies                                   123,342           137,236
  Prepaid expenses                                                 24,713            26,121
  Deferred income taxes                                            11,279            11,605
                                                              -----------       -----------
                                                                  723,732           737,649
PROPERTY, PLANT AND EQUIPMENT, NET                              1,041,048           995,415
COST IN EXCESS OF FAIR VALUE OF ASSETS PURCHASED, NET             438,594           455,567
OTHER ASSETS                                                      215,940           198,909
                                                              -----------       -----------
         Total Assets                                         $ 2,419,314       $ 2,387,540
                                                              ===========       ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Payable to suppliers                                        $   209,381       $   205,741
  Accrued expenses and other                                      129,866           111,804
  Accrued wages and other compensation                             31,128            29,428
  Notes payable and current portion of
     long-term debt                                               103,374           102,062
  Taxes on income                                                  18,945            26,081
                                                              -----------       -----------
                                                                  492,694           475,116
LONG-TERM DEBT                                                    742,764           791,026
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                       104,026           107,265
DEFERRED INCOME TAXES AND OTHER                                   112,354            93,520
SHAREHOLDERS' EQUITY
  Serial preferred stock, no par value
   Authorized 30,000 shares
   2,394 and 2,395 shares issued and outstanding as of
    June 29, 1997 and December 31, 1996, respectively             119,706           119,756
  Common stock, no par value
   Authorized 150,000 shares
   90,404 and 89,864 shares issued and outstanding as of
    June 29, 1997 and December 31, 1996, respectively               7,175             7,175
  Capital in excess of stated value                                60,549            50,378
  Translation of foreign currencies                               (73,601)          (56,572)
  Retained earnings                                               853,647           799,876
                                                              -----------       -----------
         Total shareholders' equity                               967,476           920,613
                                                              -----------       -----------
         Total Liabilities and Shareholders' Equity           $ 2,419,314       $ 2,387,540
                                                              ===========       ===========



           See accompanying Notes to Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
                  CONSOLIDATED STATEMENTS OF INCOME (unaudited)
             (Dollars and shares in thousands except per share data)


                                                             Three Months Ended                  Six Months Ended
                                                          ------------------------        ------------------------------
                                                           June 29,        June 30,          June 29,         June 30,
                                                             1997            1996              1997              1996
                                                          ---------       ---------       -----------       -----------

Net sales                                                 $ 714,167       $ 689,855       $ 1,401,815       $ 1,359,086

Cost of sales                                               548,021         522,221         1,083,698         1,035,096

Selling, general and administrative expenses                 75,729          78,174           147,535           151,967

Interest expense                                             14,889          13,614            28,438            25,192

Interest income                                                (931)         (1,692)           (2,029)           (2,911)
                                                          ---------       ---------       -----------       -----------

Income from operations before income taxes                   76,459          77,538           144,173           149,742

Taxes on income                                              29,590          30,549            55,795            58,998
                                                          ---------       ---------       -----------       -----------

Income from operations before equity in earnings
     of affiliates/Minority interest in subsidiaries         46,869          46,989            88,378            90,744

Equity in earnings of affiliates/Minority interest
     in subsidiaries                                           (838)           (234)           (1,101)             (741)
                                                          ---------       ---------       -----------       -----------

Net income                                                   46,031          46,755            87,277            90,003

Preferred dividends                                          (1,347)         (1,941)           (2,413)           (3,882)
                                                          ---------       ---------       -----------       -----------

Net income available to common shareholders               $  44,684       $  44,814       $    84,864       $    86,121
                                                          =========       =========       ===========       ===========

Average common shares outstanding:
     Assuming no dilution                                    90,105          91,119            90,105            91,119
     Assuming full dilution                                  97,165         100,494            97,165           100,494

Earnings per common share:
     Assuming no dilution                                 $     .49       $     .50       $       .94       $       .95
                                                          =========       =========       ===========       ===========
     Assuming full dilution                               $     .47       $     .47       $       .90       $       .90
                                                          =========       =========       ===========       ===========

Dividends per common share                                $     .18       $    .165       $      .345       $      .315
                                                          =========       =========       ===========       ===========



           See accompanying Notes to Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (Dollars in thousands)

                                                                                      Six Months Ended
                                                                                 --------------------------
                                                                                   June 29,        June 30,
                                                                                    1997            1996
                                                                                 ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $  87,277       $  90,003
Adjustments to reconcile net income to net
 cash provided by operating activities:
       Depreciation, depletion and amortization                                     74,064          66,073
       Equity in earnings of affiliates/Minority interest in subsidiaries            1,101             741
       Deferred taxes                                                                5,796             684
       Loss on disposition of assets                                                   636           1,096
       Changes in assets and liabilities, net of effects from acquisitions, dispositions and foreign currency adjustments:
              Accounts receivable                                                  (24,870)        (25,475)
              Inventories                                                            4,839          (9,070)
              Prepaid expenses                                                       1,942           6,150
              Payables and taxes                                                    (9,037)         (2,766)
              Other assets and liabilities                                         (14,025)         15,768
                                                                                 ---------       ---------

Net cash provided by operating activities                                          127,723         143,204
                                                                                 ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                         (110,519)        (96,754)
Cost of acquisitions, exclusive of cash                                            (13,211)        (55,711)
Other, net                                                                          (1,651)        (54,682)
Proceeds from the sale of assets                                                    64,219             912
                                                                                 ---------       ---------

Net cash (used) by investing activities                                            (61,162)       (206,235)
                                                                                 ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in commercial paper borrowings                             (56,791)        134,500
Proceeds from issuance of debt                                                      38,823          43,655
Principal repayment of debt                                                        (32,157)        (37,422)
Cash dividends - common and preferred                                              (33,506)        (32,594)
Shares acquired - common and preferred                                                (133)        (18,595)
Common shares issued                                                                 9,436          11,437
                                                                                 ---------       ---------

Net cash (used) provided by financing activities                                   (74,328)        100,981
                                                                                 ---------       ---------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                            (1,102)           (343)
                                                                                 ---------       ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                (8,869)         37,607

Cash and cash equivalents at beginning of  period                                   71,260          61,624
                                                                                 ---------       ---------

Cash and cash equivalents at end of period                                       $  62,391       $  99,231
                                                                                 =========       =========

           See accompanying Notes to Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
          CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued
                             (Dollars in thousands)





SUPPLEMENTAL CASH FLOW DISCLOSURES:

                                           Six Months Ended
                                   ---------------------------------
                                    June 29,                June 30,
                                     1997                     1996
                                   -------                  -------



Interest paid                      $26,724                  $20,507

Income taxes paid                  $50,871                  $76,358






           See accompanying Notes to Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



NOTE 1: BASIS OF INTERIM PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods reported hereon. Operating results for the six months ended June 29, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report for the fiscal year ended December 31, 1996.


NOTE 2: DIVIDEND DECLARATIONS

         On July 16, 1997, the Board of Directors declared a regular quarterly dividend of $.18 per share. This 289th consecutive dividend will be payable September 10, 1997 to shareholders of record as of August 15, 1997. The Board also declared a quarterly dividend of $.5625 per share on the $2.25 Series A Cumulative Convertible Preferred Stock, payable on October 31, 1997, to shareholders of record as of October 10, 1997.

NOTE 3: ACQUISITIONS/DISPOSITIONS

         During the first quarter of 1997, the Company completed the sale of its screen print operations acquired in the 1993 acquisition of Engraph, Inc. This division was sold because it did not fit with the Company's overall focus on the packaging industry. In addition, the Company signed a letter of intent to form a joint venture with the Rock-Tenn Company, combining their fibre partitions businesses into a joint venture company called RTS Packaging. This transaction is still awaiting regulatory approval.

         During the second quarter of 1997, the Company announced the formation of joint ventures in Brazil and Chile. The Brazilian joint venture, Sonoco For-Plas, is owned 51% by the Company and is a major supplier of "peel off" metal ends and plastic components such as overcaps for cans. The joint venture will continue to supply its traditional line of products and plans to add composite cans and other consumer packaging products. The Company also formed a joint venture with Conotex of Santiago, Chile for the manufacture of composite cans, tubes, and cores. The new business, owned 51% by the Company, plans to add new equipment and technologies in order to extend its offerings to current customers and expand into new markets.

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


                    FINANCIAL SEGMENT INFORMATION (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                             Three Months Ended                     Six Months Ended
                                     ---------------------------------      -----------------------------------
                                     June 29, 1997       June 30, 1996      June 29, 1997         June 30, 1996
                                     -------------       -------------      -------------         -------------
Total Revenue
         Industrial Packaging           $ 411,835          $ 402,080          $   802,781          $   786,595
         Consumer Packaging               312,697            298,363              619,069              593,874
                                        ---------          ---------          -----------          -----------

         Consolidated                   $ 724,532          $ 700,443          $ 1,421,850          $ 1,380,469
                                        =========          =========          ===========          ===========

Sales to Unaffiliated Customers
         Industrial Packaging           $ 401,511          $ 391,948          $   782,811          $   766,118
         Consumer Packaging               312,656            297,907              619,004              592,968
                                        ---------          ---------          -----------          -----------

         Consolidated                   $ 714,167          $ 689,855          $ 1,401,815          $ 1,359,086
                                        =========          =========          ===========          ===========

Operating Profit
         Industrial Packaging           $  60,009          $  55,736          $   110,203          $   107,511
         Consumer Packaging                30,408             33,724               60,379               64,511

         Interest, net                    (13,958)           (11,922)             (26,409)             (22,280)
                                        ---------          ---------          -----------          -----------

         Consolidated                   $  76,459          $  77,538          $   144,173          $   149,742
                                        =========          =========          ===========          ===========

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

              SECOND QUARTER 1997 COMPARED WITH SECOND QUARTER 1996

RESULTS OF OPERATIONS

Consolidated net sales for the second quarter of 1997 were $714.2 million, compared with $689.9 million in the second quarter of 1996. Net income available to common shareholders for the second quarter was $44.7 million, compared with $44.8 million in the second quarter of 1996. Fully diluted earnings per share for the second quarter of 1997 were $.47, equal to the record second quarter results in 1996. Second quarter earnings per share were favorably impacted by the repurchase of 3.44 million common share equivalents during the second half of 1996. Second quarter performance was in line with Management's expectations that earnings for the first two quarters of 1997 would be flat, to slightly down, compared with 1996, and then improve in the second half of the year. The second half performance is expected to be line with the Company's traditional growth objectives, which will result in another record year for the Company.

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

Trade sales for the industrial packaging segment were $401.5 million, a 2.4% increase over the $392.0 million recorded in the second quarter of 1996. Operating profit for this segment was $60.0 million, a 7.7% increase over 1996's second quarter results of $55.7 million.

The integrated global tube and core businesses experienced their strongest volume in the history of the Company during the second quarter. The volume growth was evident across all major product segments and in nearly every major geographic region, and this performance was led by the domestic operations. Pricing levels for tubes and cores were lower than the second quarter of 1996; however, they appear to have stabilized. The industrial segment is also benefiting from several initiatives undertaken in the past two years, including the consolidation of several United States and European tube and core plants.

In the paper operations, volume was also up. Although approximately 85% of the paperboard produced by the Company is used in the Company's internal converting operations, the continued low selling prices for the corrugating medium and linerboard sold to external markets negatively impacted profits by nearly $3.8 million for the second quarter, compared with the same period in 1996.

                             SONOCO PRODUCTS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

        SECOND QUARTER 1997 COMPARED WITH SECOND QUARTER 1996, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

Volume was strong in the molded and extruded plastics business during the second quarter, with continued demand for the Company's new plastic heating trays for the fast food industry. Volume also increased in both the textile and filtration markets.

In the three segments of the industrial container group, which includes fibre drums, plastic drums and intermediate bulk containers, volume increased over the second quarter of 1996. Both the continued pricing pressure and the higher resin costs were more than offset by increased productivity and cost-cutting initiatives.

CONSUMER PACKAGING SEGMENT

The consumer packaging segment includes composite cans; fibre and plastic caulk cartridges; capseals; flexible packaging; pressure-sensitive labels; label application machinery; paperboard cartons; sleeves; blister packs; coasters and glass covers; and high density film products.

Trade sales for the consumer packaging segment were $312.7 million for the second quarter of 1997, a 5.0% increase over 1996's second quarter sales of $297.9 million. Operating profit was $30.4 million for the second quarter of 1997, compared with $33.7 million in the second quarter of 1996.

The global composite can operations continued its strong performance through the second quarter of 1997, with volume increases in the snack foods, nuts, and adhesives and sealants markets. Volume was also up in the Capseals liners business, which is located in England.

The flexible packaging group experienced volume increases in comparison to the second quarter of 1996 in addition to solid improvements in both productivity and scrap reduction. This improvement is expected to continue throughout the rest of 1997.

Volume increased slightly for the label group, but selling prices have fallen in comparison to the second quarter of last year. Product mix and continuing reorganization efforts within the label group also had a negative effect on results for the quarter. Modest improvement in the label operations is anticipated during the remainder of the year, compared with a weaker second half last year.

Volume was up in the high density film products business, led by increases in sales of sacks for the high-volume retail market. However, this business was affected by higher resin costs, which were not completely recovered in selling prices.

                             SONOCO PRODUCTS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

           JUNE 1997 YEAR-TO-DATE COMPARED WITH JUNE 1996 YEAR-TO-DATE

RESULTS OF OPERATIONS, CONTINUED

Consolidated net sales for the first six months of 1997 were $1.40 billion, compared with $1.36 billion in the first six months of 1996. Net income available to common shareholders for the first six months of this year was $84.9 million, compared with $86.1 million in the same period last year. Fully diluted earnings per share for the first half of 1997 were $.90, equal to the first six months of 1996.

During the first half of 1997, the Company continued to have strong performances from its major businesses, the integrated global tube and core operations and the global composite can business. Both of these businesses experienced volume increases and continued to grow by adding market share and penetrating new markets. Overall, the Company had volume gains in most of its major operations around the world; however, some increased materials costs, particularly resin, and selling price pressures weakened sales and earnings results for some businesses.

The Company began seeing positive effects from the growth and cost-reduction initiatives that were implemented during 1996. The earnings comparison for the first half of this year against last year was extremely difficult. The Company was able to match last year's outstanding earnings performance during the first half and expects the second half performance to improve toward its traditional growth objectives.

INDUSTRIAL PACKAGING SEGMENT

Trade sales for the industrial packaging segment for the first six months of 1997 increased 2.2% to $782.8 million, compared with $766.1 million in the first half of 1996. Operating profit for this segment for the first half of 1997 was $110.2 million, a 2.5% increase over 1996's first half results of $107.5 million.

Strong volume, led by market share increases and penetration of new markets, was experienced in nearly every business during the first half of the year. While profits were up for the first six months of 1997, there was some downward pull caused by selling price pressures in the paper converting operations. In addition, decreased selling prices for the linerboard and corrugating medium sold to external markets negatively impacted profits by $7.8 million for the first half of 1997, compared with the first half of 1996.

The Company's volume increases in its global tube and core operations were driven by significant increases in the textile and film markets during the first quarter of 1997 and the paper industry during the second quarter of 1997. The results of the supply chain initiative of 1996, which closed seven tube and core plants while expanding twenty others, became evident during the first half of 1997 and is expected to continue to have positive effects on results going forward.

Sales were slightly down in the industrial container operations, reflecting weaker demand for fibre drums during the first quarter of 1997 and declining selling prices for plastic drums and intermediate bulk containers for the entire first half of 1997. The solid performance of the molded and extruded plastics operations was led by volume increases in the automotive, textile,

                             SONOCO PRODUCTS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

     JUNE 1997 YEAR-TO-DATE COMPARED WITH JUNE 1996 YEAR-TO-DATE, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

and filtration markets during the first quarter and the new product sales for heating trays for the second quarter. The protective packaging and wire and cable reels businesses maintained good volume throughout the first half of 1997.

CONSUMER PACKAGING SEGMENT

Trade sales for the consumer packaging segment during the first six months of 1997 were $619.0 million, compared with $593.0 million in the first half of 1996. Operating profit in this segment was $60.4 million for the first half of 1997, compared with $64.5 million in the first six months of last year.

Business remained strong in the composite can operations throughout the first half of 1997 with volume gains in nearly every major product line. This business continues to grow by adding new products, increasing market share, and converting established products. International performance in this segment was also strong during the first six months of 1997.

The consumer packaging segment was negatively influenced by the high density film products operations due to decreased volume that was driven by customer's inventory adjustments during the first quarter and to price pressures that kept the division from recovering higher raw material costs during the second quarter. The label business continued to be adversely affected by reorganization and consolidation activities throughout the first half of the year. However, flexible packaging's sales and profits improved for the first six months of the year.

CORPORATE

General corporate expenses have been allocated as operating costs to each of the segments. Interest expense increased in the first half of 1997 over 1996 due to higher debt resulting from the 1996 share repurchase program, capital spending, and acquisitions.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's financial position remained strong through the first six months of 1997. The debt to capital percentage, after adjusting debt levels for excess cash related to the issuance of restricted purpose bonds, decreased to 44.6% at June 29, 1997, from 47.2% at December 31, 1996. Debt decreased from year end primarily as a result of principal reductions made with proceeds from the sale of the screen print operations in March 1997.

Working capital decreased $31.5 million to $231.0 million during the first six months of 1997. This decrease was driven by a decrease in inventories, which is partially attributable to the sale of the screen print operations, and an increase in accrued expenses and other liabilities.

                             SONOCO PRODUCTS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

     JUNE 1997 YEAR-TO-DATE COMPARED WITH JUNE 1996 YEAR-TO-DATE, CONTINUED

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

The Company expects internally generated cash flows along with borrowings available under its commercial paper and other existing credit facilities to be sufficient to meet operating and normal capital expenditure requirements.

In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128 "Earnings per Share" (FAS 128). This standard is effective for financial statements issued for periods ending after December 15, 1997, and will be implemented in the Company's financial statements for the year ended December 31, 1997. The Company does not expect FAS 128 to have a material impact on the earnings per share calculation.

                             SONOCO PRODUCTS COMPANY

                           PART II. OTHER INFORMATION



Item 1. Legal Proceedings

         Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Item 4. Submission of Matters to a Vote of Security Holders

         Reference is made to Item 4 of the Company's Quarterly Report on Form 10-Q for the Quarter ended March 30, 1997.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibit (11) - Computation of Earnings per Share

                  Exhibit (27) - Financial Data Schedule (for SEC use only)

         (b) There were no reports on Form 8-K filed by the Company during the quarter ended June 29, 1997.

                  S O N O C O   P R O D U C T S   C O M P A N Y


                                    SIGNATURE




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    SONOCO PRODUCTS COMPANY
                                                          (Registrant)



Date:     August 13, 1997                       By:   /s/  F.T. Hill, Jr.
     --------------------------                    --------------------------
                                                     F.T. Hill, Jr.
                                                     Vice President and
                                                     Chief Financial Officer

                             SONOCO PRODUCTS COMPANY

                                  EXHIBIT INDEX



         Exhibit
         Number           Description
         ------           -----------


            11            Computation of Earnings Per Share

            27            Financial Data Schedule (for SEC use only)