Form 10-Q
period 1997-09-28
SONOCO PRODUCTS CO
filed 1997-11-10
CIK 91767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                      20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 28, 1997             Commission File No. 1-11261


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock at November 2, 1997:

                     Common stock, no par value: 95,727,099

                             SONOCO PRODUCTS COMPANY


                                      INDEX



PART I. FINANCIAL INFORMATION

         ITEM 1.      FINANCIAL STATEMENTS:

                           Consolidated Balance Sheets - September 28, 1997 and December 31, 1996

                           Consolidated Statements of Income - Three Months and Nine Months Ended September 28, 1997 and
                           September 29, 1996

                           Consolidated Statements of Cash Flows -
                           Nine Months Ended September 28, 1997 and
                           September 29, 1996

                           Notes to Consolidated Financial Statements

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II. OTHER INFORMATION

         ITEM 1.      LEGAL PROCEEDINGS

         ITEM 2.      CHANGES IN SECURITIES

         ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURE

                             SONOCO PRODUCTS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                        (Dollars and shares in thousands)


                                                                 September  28,
                                                                      1997            December 31,
                                                                   (unaudited)            1996 *
                                                                 --------------       ------------
                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                      $    57,114          $    71,260
  Trade accounts receivable, net of allowances                       354,201              329,963
  Other receivables                                                   24,534               38,240
  Inventories:
         Finished and in process                                     123,423              123,224
         Materials and supplies                                      122,365              137,236
  Prepaid expenses                                                    20,737               26,121
  Deferred income taxes                                               10,788               11,605
                                                                 -----------          -----------
                                                                     713,162              737,649
PROPERTY, PLANT AND EQUIPMENT, NET                                 1,042,220              995,415
COST IN EXCESS OF FAIR VALUE OF ASSETS PURCHASED, NET                431,353              455,567
OTHER ASSETS                                                         222,975              198,909
                                                                 -----------          -----------
         Total assets                                            $ 2,409,710          $ 2,387,540
                                                                 ===========          ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Payable to suppliers                                           $   192,616          $   205,741
  Accrued expenses and other                                         155,408              111,804
  Accrued wages and other compensation                                20,277               29,428
  Notes payable and current portion of
     long-term debt                                                  100,886              102,062
  Taxes on income                                                     30,173               26,081
                                                                 -----------          -----------
                                                                     499,360              475,116
LONG-TERM DEBT                                                       705,671              791,026
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                          104,453              107,265
DEFERRED INCOME TAXES AND OTHER                                      108,506               93,520
SHAREHOLDERS' EQUITY
  Serial preferred stock, no par value
   Authorized 30,000 shares
   0 and 2,395 shares issued and outstanding at
  September 28, 1997 and December 31, 1996, respectively                --                119,756
  Common stock, no par value
   Authorized 150,000 shares
   95,684 and 89,864 shares issued and outstanding at
   September 28, 1997 and December 31, 1996, respectively              7,175                7,175
  Capital in excess of stated value                                  187,103               50,378
  Translation of foreign currencies                                  (81,140)             (56,572)
  Retained earnings                                                  878,582              799,876
                                                                 -----------          -----------
         Total shareholders' equity                                  991,720              920,613
                                                                 -----------          -----------
         Total liabilities and shareholders'  equity             $ 2,409,710          $ 2,387,540
                                                                 ===========          ===========


*The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

           See accompanying Notes to Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
                  CONSOLIDATED STATEMENTS OF INCOME (unaudited)
               (Dollars and shares in thousands except per share)


                                                             Three Months Ended                     Nine Months Ended
                                                      --------------------------------      ----------------------------------
                                                      September 28,      September 29,      September 28,        September 29,
                                                          1997               1996               1997                  1996
                                                      -------------      -------------      -------------        -------------
Net sales                                             $ 709,588          $ 703,422          $ 2,111,403          $ 2,062,508

Cost of sales                                           556,181            545,476            1,639,879            1,580,572

Selling, general and administrative expenses             72,983             78,838              220,518              230,806

Interest expense                                         13,982             14,428               42,420               39,620

Interest income                                          (1,308)            (1,630)              (3,337)              (4,542)
                                                      ---------          ---------          -----------          -----------

Income from operations before income taxes               67,750             66,310              211,923              216,052

Taxes on income                                          26,070             26,127               81,865               85,125
                                                      ---------          ---------          -----------          -----------

Income from operations before equity in
     earnings of affiliates/Minority interest
     in subsidiaries                                     41,680             40,183              130,058              130,927

Equity in earnings of affiliates/Minority
     interest in subsidiaries                               215               (275)                (886)              (1,016)
                                                      ---------          ---------          -----------          -----------

Net income                                               41,895             39,908              129,172              129,911

Preferred dividends                                        (648)            (1,835)              (3,061)              (5,717)
                                                      ---------          ---------          -----------          -----------

Net income available to
     common shareholders                              $  41,247          $  38,073          $   126,111          $   124,194
                                                      =========          =========          ===========          ===========

Average common shares outstanding:
     Assuming no dilution                                91,082             90,960               90,433               90,960
     Assuming full dilution                              98,352             99,328               97,562               99,328

Earnings per common share:
     Assuming no dilution                             $     .45          $     .42          $      1.39          $      1.37
                                                      =========          =========          ===========          ===========
     Assuming full dilution                           $     .42          $     .41          $      1.32          $      1.31
                                                      =========          =========          ===========          ===========

Dividends per common share                            $     .18          $    .165          $      .525          $       .48
                                                      =========          =========          ===========          ===========




           See accompanying Notes to Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (Dollars in thousands)


                                                                          Nine Months Ended
                                                                  --------------------------------
                                                                  September 28,      September 29,
                                                                       1997              1996
                                                                  -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $ 129,172          $ 129,911
Adjustments to reconcile net income to net
 cash provided by operating activities:
       Depreciation, depletion and amortization                     112,729            105,781
       Equity in earnings of affiliates/Minority interest
           in subsidiaries                                              886              1,016
       Deferred taxes                                                 5,329               (307)
       Loss on disposition of assets                                  4,460              1,743
       Changes in assets and liabilities, net of effects
           from acquisitions, dispositions and foreign
           currency adjustments:
              Accounts receivable                                   (18,850)           (56,573)
              Inventories                                             4,995            (12,847)
              Prepaid expenses                                        5,694              1,797
              Payables and taxes                                     (5,300)            38,238
              Other assets and liabilities                          (13,571)             2,307
                                                                  ---------          ---------

Net cash provided by operating activities                           225,544            211,066
                                                                  ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                          (162,176)          (156,560)
Cost of acquisitions, exclusive of cash                             (17,647)           (73,512)
Others, net                                                          (5,591)           (79,608)
Proceeds from the sale of assets                                     70,872              2,327
                                                                  ---------          ---------

Net cash used by investing activities                              (114,542)          (307,353)
                                                                  ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt                                       52,371             67,867
Principal repayment of debt                                         (50,143)           (33,319)
Net (decrease) increase in commercial paper borrowings              (91,891)           195,000
Cash dividends                                                      (50,466)           (49,373)
Common and preferred shares acquired                                   (137)           (78,914)
Common shares issued                                                 15,677             16,449
                                                                  ---------          ---------

Net cash (used) provided by financing activities                   (124,589)           117,710
                                                                  ---------          ---------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                               (559)              (147)
                                                                  ---------          ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (14,146)            21,276

Cash and cash equivalents at beginning of period                     71,260             61,624
                                                                  ---------          ---------

Cash and cash equivalents at end of period                        $  57,114          $  82,900
                                                                  =========          =========

           See accompanying Notes to Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
          CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued
                             (Dollars in thousands)





SUPPLEMENTAL CASH FLOW DISCLOSURES:


                                  Nine Months Ended
                          --------------------------------
                          September 28,      September 29,
                              1997                1996
                          -------------      -------------
Interest paid                 $34,988         $30,971

Income taxes paid             $72,276         $96,383



Non-Cash Transaction

As of September 28, 1997, the Company converted all but 20 shares of its 2,394,125 outstanding shares of $2.25 Series A Cumulative Convertible Preferred Stock to common shares at a rate of 2.074 common shares per share of preferred stock. Those shares not converted were redeemed at a rate of $51.938 per preferred share.






           See accompanying Notes to Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1:           BASIS OF INTERIM PRESENTATION

                  In the opinion of the Company, the accompanying unaudited consolidated statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods reported hereon. Operating results for the nine months ended September 28, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report for the fiscal year ended December 31, 1996.

NOTE 2:           DIVIDEND DECLARATIONS

                  On October 15, 1997, the Board of Directors declared a regular quarterly dividend of $.18 per share of common stock. This 290th consecutive dividend will be payable December 10, 1997 to shareholders of record as of November 21, 1997.

NOTE 3:           ACQUISITIONS/DISPOSITIONS

                  During the first quarter of 1997, the Company completed the sale of its screen print operations acquired in the 1993 acquisition of Engraph, Inc. This division was sold because it did not fit with the Company's overall focus on the packaging industry.

                  During the second quarter of 1997, the Company announced the formation of joint ventures in Brazil and Chile. The Brazilian joint venture, Sonoco For-Plas, is owned 51% by the Company and is a major supplier of "peel off" metal ends and plastic components such as overcaps for cans. The Company also formed a joint venture, owned 51% by the Company, with Conotex of Santiago, Chile, for the manufacture of composite cans, tubes, and cores.

                  During the third quarter of 1997, the Company and Rock-Tenn Company completed the formation of a joint venture that combines both companies' fibre partition businesses into a separate company called RTS Packaging. RTS Packaging is owned 65% by the Rock-Tenn Company and 35% by the Company. The Company also purchased Industrial Machine Company of St. Louis, Missouri, which produces equipment and tooling, primarily for the Paper Converting and Food Processing industries.

NOTE 4:           PREFERRED STOCK CONVERSION

                  As of September 28, 1997, the Company converted all but 20 shares of its 2,394,125 outstanding shares of $2.25 Series A Cumulative Convertible Preferred Stock to common shares at a rate of 2.074 common shares per share of preferred stock. Those shares not converted were redeemed at a rate of $51.938 per preferred share.

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



                    FINANCIAL SEGMENT INFORMATION (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                               Three Months Ended                      Nine Months Ended
                                       ---------------------------------      ----------------------------------
                                       September 28,       September 29,      September 28,        September 29,
                                            1997               1996               1997                  1996
                                       -------------       -------------      -------------        -------------
Total Revenue

         Industrial Packaging           $ 406,848          $ 401,738          $ 1,209,629          $ 1,188,333
         Consumer Packaging               313,642            311,643              932,711              905,517
                                        ---------          ---------          -----------          -----------

         Consolidated                   $ 720,490          $ 713,381          $ 2,142,340          $ 2,093,850
                                        =========          =========          ===========          ===========


Sales to Unaffiliated Customers
         Industrial Packaging           $ 395,975          $ 391,839          $ 1,178,786          $ 1,157,957
         Consumer Packaging               313,613            311,583              932,617              904,551
                                        ---------          ---------          -----------          -----------

         Consolidated                   $ 709,588          $ 703,422          $ 2,111,403          $ 2,062,508
                                        =========          =========          ===========          ===========


Operating Profit

         Industrial Packaging           $  50,480          $  50,317          $   160,683          $   157,828
         Consumer Packaging                29,944             28,791               90,323               93,302

         Interest, net                    (12,674)           (12,798)             (39,083)             (35,078)
                                        ---------          ---------          -----------          -----------

         Consolidated                   $  67,750          $  66,310          $   211,923          $   216,052
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

               THIRD QUARTER 1997 COMPARED WITH THIRD QUARTER 1996

RESULTS OF OPERATIONS

Consolidated net sales for the third quarter of 1997 were $709.6 million, compared with $703.4 million in the third quarter of 1996. Net income available to common shareholders for the third quarter was $41.2 million, compared with $38.1 million in the third quarter of 1996. Fully diluted earnings per share for the third quarter of 1997 increased to $.42 from $.41 for the same quarter in 1996. While the Company continued to experience strong unit volume in most of its businesses, third quarter earnings per share were negatively impacted by cost increases for old corrugated containers (OCC), the Company's major raw material. Price increases for converted paper products were implemented to recover these costs; however, these price increases did not take effect until late in the third quarter. Consequently, the unrecovered cost increases depressed earnings for the quarter by about $.05 per share, when compared to the third quarter of 1996. The decline of raw material prices late in the third quarter, combined with the converted products price increases, should eliminate a similar negative impact on year-to-year results in the fourth quarter. The Company expects earnings improvement in the fourth quarter, reflecting increased volume and improved productivity, which should result in another record year.

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

Trade sales for the industrial packaging segment increased to $396.0 million, compared with $391.8 million in the third quarter of 1996. Operating profit for this segment was $50.5 million, compared with 1996's third quarter results of $50.3 million.

The Company's paper operations ran at near-record levels to support internal paper requirements. Unit volume growth in the Company's tube and core operations increased when compared with the same quarter last year. In addition to strong volume, these operations continued to benefit from several initiatives undertaken in the past two years, including the consolidation of several tube and core plants in the United States and Europe. However, the positive effects of volume growth and productivity on earnings were partially offset by lower selling prices and higher materials costs. Industrial converted products prices in North America were increased on the first of September in response to the higher OCC prices. Historically, full implementation of price increases lags behind the increased recovered paper costs.

                             SONOCO PRODUCTS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

         THIRD QUARTER 1997 COMPARED WITH THIRD QUARTER 1996, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

Volume was up slightly in the molded and extruded plastics business during the third quarter due to continued demand for the Company's new plastic heating trays for the fast food industry and volume increases in both the filtration and wire markets.

Volume increased in the Company's plastic drum and intermediate bulk container operations but was down slightly in fibre drums. Lower selling prices affected all three segments of the industrial container operations.

CONSUMER PACKAGING SEGMENT

The consumer packaging segment includes composite cans; fibre and plastic caulk cartridges; capseals; flexible packaging; pressure-sensitive labels; label application machinery; paperboard cartons; sleeves; blister packs; coasters and glass covers; and high density film products.

Trade sales for the consumer packaging segment increased slightly to $313.6 million for the third quarter of 1997, compared with 1996's third quarter sales of $311.6 million. Third quarter operating profits were $29.9 million, an increase of 3.8% from $28.8 million in 1996.

The global composite can operations continued their strong performance in markets around the world, led by sales increases in packaging for the snack food, nuts, and adhesives and sealants markets. Sales gains were recognized for the new operations in Brazil and Chile and the Company's plant in Londerzeel, Belgium, which began operations late in the third quarter of 1996.

The flexible packaging group experienced volume increases over the third quarter of 1996 and continued to show strong improvements in productivity and scrap reduction. Volume growth is expected to continue throughout the rest of 1997.

While volume increased slightly in the label business over the third quarter of 1996, selling prices were down from the same quarter of last year. This business is expected to improve gradually throughout 1998.

Profits in the high density film products business were negatively impacted by higher resin cost and competitive pricing pressures. However, resin prices have recently declined slightly, and further decreases are anticipated.

                             SONOCO PRODUCTS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

      SEPTEMBER 1997 YEAR-TO-DATE COMPARED WITH SEPTEMBER 1996 YEAR-TO-DATE

RESULTS OF OPERATIONS, CONTINUED

Consolidated net sales for the first nine months of 1997 were $2.11 billion, compared with $2.06 billion in the first nine months of 1996. Net income available to common shareholders for the first nine months of this year was $126.1 million, compared with $124.2 million in the same period last year. Fully diluted earnings per share for the first three quarters of 1997 increased to $1.32, higher than the record earnings of $1.31 for the first nine months of 1996.

During the first nine months of 1997, the Company continued to have strong performances from its major businesses, the integrated global tube and core operations and the global composite can business. Both of these businesses experienced volume and productivity increases and continued to grow by adding market share and penetrating new markets. These increases were substantially offset by the following: lower selling prices on linerboard and corrugating medium; a surge in the cost of OCC in the third quarter; increased resin costs in the high density film products division; and pricing pressures in the label operations.

Overall, the Company had volume gains in most operations around the world and showed good growth in its businesses. The Company has benefitted from productivity and cost-reduction initiatives that were implemented beginning in 1996. The Company expects to see improved growth rates in the fourth quarter that should provide the necessary momentum to produce 1998 earnings growth in line with historical rates of 10% to 15%.

INDUSTRIAL PACKAGING SEGMENT

Trade sales for the industrial packaging segment for the first nine months of 1997 increased 1.8% to $1.18 billion, compared with $1.16 billion for the first nine months of 1996. Operating profit for this segment for the first three quarters of 1997 was $160.7 million, a 1.8% increase over 1996's first three quarters results of $157.8 million.

In the paper operations, decreased selling prices for corrugating medium, which is sold to Georgia Pacific, and linerboard, which is produced at a mill in Canada, impacted profits through the end of the first three quarters of 1997 compared with the first three quarters of 1996.

The Company's volume increases in its global tube and core operations were achieved in nearly every major product line. However, these increases were partially offset by a decline in selling prices during the period. The 1996 reorganization of this business, which closed seven tube and core plants while expanding twenty others, has continued to provide benefit through 1997.

Sales and profits were down slightly in the overall industrial container business, driven by lower selling prices. However, the intermediate bulk container operations were able to overcome this impact on earnings through strong volume. The injection molded and extruded plastics operations showed solid increases during the nine months of 1997, led by increased volume in the textile and filtration businesses and new product sales in the food industry. The protective packaging and reels operations continued to have volume and profit gains throughout the nine months.

                             SONOCO PRODUCTS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

SEPTEMBER 1997 YEAR-TO-DATE COMPARED WITH SEPTEMBER 1996 YEAR-TO-DATE, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

CONSUMER PACKAGING SEGMENT

Trade sales for the consumer packaging segment during the first nine months of 1997 were $932.6 million, a 3.1% increase over $904.6 in the first nine months of 1996. Operating profits in this segment were $90.3 million for the first three quarters of 1997, compared with $93.3 million in the first three quarters of last year.

Business remained strong in the composite can operations throughout the first half of 1997, with volume gains in nearly every major product line. This business continues to grow by adding new products and by working with customers as they move into new international markets with products packaged in composite cans.

The label business experienced a significant increase in volume and productivity when compared to the first nine months of the prior year; however, this increase did not fully offset the earnings effect of lower selling prices, initiated in response to competitive pricing pressures within the industry.

Sales and profits for the flexible packaging group continued to improve throughout the first nine months of 1997, compared with 1996, due to increased sales volume and significant productivity improvements.

Profits in the consumer packaging segment for the nine months were impacted negatively by increased resin costs in the high density film products business. Resin cost has recently declined slightly, and further decreases are anticipated.

CORPORATE

General corporate expenses have been allocated as operating costs to each of the segments. Interest expense increased in the first three quarters of 1997 over 1996 due to higher debt resulting from the 1996 share repurchase program, capital spending, and acquisitions.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's financial position remained strong through the first nine months of 1997. The debt to capital percentage, after adjusting debt levels for excess cash related to the issuance of restricted purpose bonds, decreased to 42.9% at September 28, 1997, from 47.2% at December 31, 1996. Debt decreased from year end due to the proceeds from the sale of the screen print operations in March 1997.

Working capital decreased $48.7 million to $213.8 million during the first nine months of 1997. This decline was driven by a decrease in cash, a decrease in inventories (partially attributable to the sale of the screen print operations), and an increase in accrued expenses and other liabilities.

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

                             SONOCO PRODUCTS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

SEPTEMBER 1997 YEAR-TO-DATE COMPARED WITH SEPTEMBER 1996 YEAR-TO-DATE, CONTINUED

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128 "Earnings per Share" (FAS 128). This standard is effective for financial statements issued for periods ending after December 15, 1997, and will be implemented in the Company's financial statements for the year ended December 31, 1997. The Company does not expect FAS 128 to have a material impact on earnings per share.

                             SONOCO PRODUCTS COMPANY

                           PART II. OTHER INFORMATION


Item 1.         Legal Proceedings

                Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Item 2.         Changes in Securities

                As of September 28, 1997, the Company converted all but 20 shares of its 2,394,125 outstanding shares of $2.25 Series A Cumulative Convertible Preferred Stock to common shares at a rate of 2.074 common shares per share of preferred stock. Those shares not converted were redeemed at a rate of $51.938 per preferred share.

Item 6.         Exhibits and Reports on Form 8-K

                (a)    Exhibit (11) - Computation of Earnings per Share

                       Exhibit (27) - Financial Data Schedule (for SEC use only)

                (b) The Company filed a Current Report on Form 8-K on August 29, 1997, announcing the redemption on September 28, 1997 of all of its outstanding shares of $2.25 Series A Cumulative Convertible Preferred Stock.

                            SONOCO PRODUCTS COMPANY


                                    SIGNATURE




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              SONOCO PRODUCTS COMPANY
                                              -----------------------
                                                    (Registrant)



Date:     November 10, 1997                  By: /s/ F. T. Hill, Jr.
          -----------------                      -------------------
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