Form 10-K
period 1997-12-31
SONOCO PRODUCTS CO
filed 1998-03-13
CIK 91767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D. C.
                                      20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

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

Title of each class                     Name of exchange on which registered
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting common stock held by nonaffiliates of the registrant (based on the New York Stock Exchange closing price) on March 1, 1998, was $3,500,135,887. Registrant does not have any non-voting common stock outstanding.

As of March 1, 1998, there were 93,514,415 shares of no par value common stock outstanding.

Documents Incorporated by Reference

         Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1997, are incorporated by reference in Parts I and II; portions of the Proxy Statement for the annual meeting of shareholders to be held on April 15, 1998, are incorporated by reference in Part III.

              SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                                     PART I

ITEM 1 BUSINESS

         (a) GENERAL DEVELOPMENT OF BUSINESS - The Company is a South Carolina corporation founded in Hartsville, South Carolina in 1899 as the Southern Novelty Company. The name was subsequently changed to Sonoco Products Company. The following items from the 1997 Annual Report to Shareholders (the "1997 Annual Report") are incorporated herein by reference:
                  Management's Discussion and Analysis on pages 24 - 31, and Notes 2 and 3 to the Consolidated Financial Statements on page
                  36. Through March 1, 1998, a total of 2,990,826 common shares have been repurchased at a total cost of $108.2 million under the $150 million stock repurchase program announced in December 1997.

         (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS - Note 18 to the Consolidated Financial Statements on page 42 of the 1997 Annual Report is incorporated herein by reference.

         (c) NARRATIVE DESCRIPTION OF BUSINESS - The Operations Review on pages 10 - 21, Management's Discussion & Analysis on pages 24
                  - 31, and the number of employees on page 1 of the 1997 Annual Report are incorporated herein by reference.

         (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES - Note 16 to the Consolidated Financial Statements on page 41 of the 1997 Annual Report is incorporated herein by reference.

         (e) EXECUTIVE OFFICERS - Certain information with respect to persons who are, or may be deemed to be, executive officers of the Company is set forth under the caption "Executive Officers" on pages 46 - 47 of the 1997 Annual Report and is incorporated herein by reference.

ITEM 2 PROPERTIES - Page 28 of Management's Discussion & Analysis of the 1997 Annual Report is incorporated herein by reference.

ITEM 3 LEGAL PROCEEDINGS - Note 15 to the Consolidated Financial Statements on page 41 of the 1997 Annual Report is incorporated herein by reference.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER - None.

                                     PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - The following items from the 1997 Annual Report are herein incorporated by reference: the number of shareholder accounts on page 1; the Selected Quarterly Financial Data on page 1; and Management's Discussion & Analysis on page 29. The Company's common stock is traded on the New York Stock Exchange under the stock symbol "SON".

ITEM 6 SELECTED FINANCIAL DATA - The Selected Eleven-Year Financial Data provided on pages 44 - 45 of the 1997 Annual Report are incorporated herein by reference.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Management's Discussion & Analysis on pages 24 - 31 of the 1997 Annual Report is incorporated herein by reference.

              SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - This information is not required for the year ended December 31, 1997, pursuant to the General Instructions to 17 C.F.R. 229.305.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - The following items provided in the 1997 Annual Report are incorporated herein by reference: the Selected Quarterly Financial Data on page 1; the Consolidated Financial Statements and Notes to the Consolidated Financial Statements on pages 32 - 42; and the Report of Independent Certified Public Accountants on page 43.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - None.


                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" as shown on pages 4 - 9 and page 24, respectively, of the Company's definitive Proxy Statement, set forth information with respect to the directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 and are incorporated herein by reference.

ITEM 11 EXECUTIVE COMPENSATION - Information with respect to the compensation of directors and certain executive officers as shown on pages 18 - 23 of the Company's definitive Proxy Statement under the captions "Summary Compensation Table", "Long-Term Incentive Plans - Awards in Last Fiscal Year", "Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values", "Option Grants in Last Fiscal Year", "Pension Table", "Directors' Compensation", and "Compensation Committee Interlocks and Insider Participation", is incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - Information with respect to the beneficial ownership of the Company's Common Stock by management and others as shown on pages 12 - 13 under the caption "Security Ownership of Management as of December 31, 1997" of the Company's definitive Proxy Statement is incorporated herein by reference.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - The following items contained in the Company's definitive Proxy Statement are incorporated herein by reference: the sections titled "Compensation Committee Interlocks and Insider Participation" on pages 22 - 23; and "Transactions with Management" on pages 23 - 24.

              SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                                     PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A. 1. Financial Statements: Consolidated Balance Sheets as of December 31, 1997 and 1996; Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995; Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995; and Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

     2. Financial Statement Schedules: All schedules are omitted because they are not required, are not applicable or the required information is given in the financial statements or notes thereto.

     3.  Exhibits

         3-1 Articles of Incorporation (incorporated by reference to the Registrant's 1994 Annual Report on Form 10-K)

         3-2 By-Laws (incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1997)

         4 Instruments Defining the Rights of Securities Holders, including Indentures (incorporated by reference to the Registrant's Forms S-3 (File Numbers 33-40538, 33-50501, and 33-50503))

         10-1 1983 Sonoco Products Company Key Employee Stock Option Plan (incorporated by reference to the Registrant's Form S-8 dated September 4, 1985)

         10-2 1991 Sonoco Products Company Key Employee Stock Plan (incorporated by reference to the Registrant's Form S-8 dated June 7, 1995)

         10-3 Sonoco Products Company 1996 Non-Employee Directors' Stock Plan (incorporated by reference to the Registrant's Form S-8 dated September 25, 1996)

         10-4 Sonoco Products Company Employee Savings and Stock Ownership Plan (incorporated by reference to the Registrant's Form S-8 dated November 27, 1989)

         10-5 Engraph, Inc. Retirement Plus Plan (incorporated by reference to the Registrant's Form S-8 dated November 22, 1993)

         13 1997 Annual Report to Shareholders (portions incorporated by reference)

         21       Subsidiaries of the Registrant

         23       Consent of Independent Accountants

         27       Financial Data Schedule

         99-1 Proxy Statement, filed in conjunction with annual shareholders' meeting scheduled for April 15, 1998 (previously filed)

         99-2 Form 11-K Annual Report - 1983 and 1991 Sonoco Products Company Key Employee Stock Option Plans and Sonoco Products Company 1996 Non-Employee Directors' Stock Plan

B. Reports on 8-K: No reports on Form 8-K were filed by the Company during the fourth quarter of 1997.

              SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES


                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of March 1998.



                                           SONOCO PRODUCTS COMPANY



                                           /s/  C. W. Coker
                                           ------------------------------
                                           C. W. Coker
                                           Chief Executive Officer




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following person on behalf of the Registrant and in the capacities indicated on this 13th day of March 1998.






                                            /s/   F. T. Hill, Jr.
                                           ------------------------------
                                            F. T. Hill, Jr.
                                            Vice President and
                                            Chief Financial Officer

              SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

 /s/ C. W. Coker                      Chief Executive Officer and
-----------------------------         Director (Chairman)
C. W. Coker

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

                                      Director
-----------------------------
J. L. Coker

 /s/ T. C. Coxe, III                  Director
-----------------------------
T. C. Coxe, III

 /s/ A. T. Dickson                    Director
-----------------------------
A. T. Dickson

 /s/ R. E. Elberson                   Director
-----------------------------
R. E. Elberson

                                      Director
-----------------------------
J. C. Fort

 /s/ P. Fulton                        Director
-----------------------------
P. Fulton

                                      Director
-----------------------------
B. L. M. Kasriel

 /s/ E. H. Lawton, Jr.                Director
-----------------------------
E. H. Lawton, Jr.

 /s/ H. L. McColl, Jr.                Director
-----------------------------
H. L. McColl, Jr.

 /s/ Dona Davis Young                 Director
-----------------------------
Dona Davis Young

              SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                                  EXHIBIT INDEX

       Exhibit
        Number    Description
        ------    -----------

         3-1 Articles of Incorporation (incorporated by reference to the Registrant's 1994 Annual Report on Form 10-K)

         3-2 By-Laws (incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1997)

         4 Instruments Defining the Rights of Securities Holders, including Indentures (incorporated by reference to the Registrant's Forms S-3 (File Numbers 33-40538, 33-50501, and 33-50503))

         10-1 1983 Sonoco Products Company Key Employee Stock Option Plan (incorporated by reference to the Registrant's Form S-8 dated September 4, 1985)

         10-2 1991 Sonoco Products Company Key Employee Stock Plan (incorporated by reference to the Registrant's Form S-8 dated June 7, 1995)

         10-3 Sonoco Products Company 1996 Non-Employee Directors' Stock Plan (incorporated by reference to the Registrant's Form S-8 dated September 25, 1996)

         10-4 Sonoco Products Company Employee Savings and Stock Ownership Plan (incorporated by reference to the Registrant's Form S-8 dated November 27, 1989)

         10-5 Engraph, Inc. Retirement Plus Plan (incorporated by reference to the Registrant's Form S-8 dated November 22, 1993)

         13 1997 Annual Report to Shareholders (portions incorporated by reference)

         21       Subsidiaries of the Registrant

         23       Consent of Independent Accountants

         27       Financial Data Schedule

         99-1 Proxy Statement, filed in conjunction with annual shareholders' meeting scheduled for April 15, 1998 (previously filed)

         99-2 Form 11-K Annual Report - 1983 and 1991 Sonoco Products Company Key Employee Stock Option Plans and Sonoco Products Company 1996 Non-Employee Directors' Stock Plan