Form 10-Q
period 1998-03-29
SONOCO PRODUCTS CO
filed 1998-05-08
CIK 91767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                      20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 29, 1998                Commission File No. 1-11261


                             SONOCO PRODUCTS COMPANY


                                   ----------


Incorporated under the laws                      I.R.S. Employer Identification
     of South Carolina                                   No. 57-0248420


                               Post Office Box 160

                      Hartsville, South Carolina 29551-0160

                             Telephone: 843-383-7000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  [X]      No  [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock at May 3, 1998:

                     Common stock, no par value: 93,870,638

                             SONOCO PRODUCTS COMPANY


                                      INDEX



PART I. FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS:

                  Condensed Consolidated Balance Sheets - March 29, 1998 and December 31, 1997

                  Condensed Consolidated Statements of Income - Three Months Ended March 29, 1998 and March 30, 1997

                  Condensed Consolidated Statements of Cash Flows - Three Months Ended March 29, 1998 and March 30, 1997

                  Notes to Condensed Consolidated Financial Statements

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II. OTHER INFORMATION

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURE

                             SONOCO PRODUCTS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Dollars and shares in thousands)

                                                               March  29,
                                                                  1998             December 31,
                                                               (unaudited)             1997 *
                                                              -----------          -----------
                           ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                   $    56,782          $    53,600
  Trade accounts receivable, net of allowances                    313,401              289,991
  Other receivables                                                16,796               12,463
  Inventories:
         Finished and in process                                  109,473               94,785
         Materials and supplies                                   124,569              115,313
  Prepaid expenses                                                 24,656               25,265
  Deferred income taxes                                            64,584               63,041
  Net assets held for sale                                        194,807              218,582
                                                              -----------          -----------
                                                                  905,068              873,040
PROPERTY, PLANT AND EQUIPMENT, NET                                980,273              939,542
COST IN EXCESS OF FAIR VALUE OF ASSETS PURCHASED, NET             164,064              144,097
OTHER ASSETS                                                      219,771              220,186
                                                              -----------          -----------
         Total Assets                                         $ 2,269,176          $ 2,176,865
                                                              ===========          ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Payable to suppliers                                        $   174,969          $   161,078
  Accrued expenses and other                                       99,881              106,839
  Accrued wages and other compensation                             15,851               22,689
  Notes payable and current portion of long-term debt              92,359               99,690
  Taxes on income                                                  48,678               43,848
                                                              -----------          -----------
                                                                  431,738              434,144
LONG-TERM DEBT                                                    846,415              696,669
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                        99,281              100,094
DEFERRED INCOME TAXES AND OTHER                                   106,560               97,139
SHAREHOLDERS' EQUITY **
  Serial preferred stock, no par value
   Authorized 30,000 shares
   0 shares issued and outstanding at March 29, 1998
   and December 31, 1997                                                0                    0
  Common stock, no par value
   Authorized 150,000 shares
   93,818 and 95,834 shares issued and outstanding at
   March 29, 1998 and December 31, 1997, respectively               7,175                7,175
  Capital in excess of stated value                               110,605              198,271
  Accumulated other comprehensive income                          (97,042)             (91,420)
  Retained earnings                                               764,444              734,793
                                                              -----------          -----------
         Total shareholders' equity                               785,182              848,819
                                                              -----------          -----------
         Total Liabilities and Shareholders'  Equity          $ 2,269,176          $ 2,176,865
                                                              ===========          ===========

 * The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

** The shareholders' equity section has been modified to comply with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Accordingly, 1997 amounts have been adjusted to reflect the new requirements. See Note 4 to the Condensed Consolidated Financial Statements.

      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
               (Dollars and shares in thousands except per share)


                                                                 Three Months Ended
                                                             ----------------------------
                                                             March 29,          March 30,
                                                                1998               1997
                                                             ---------          ---------

Net sales                                                    $ 673,315          $ 687,648

Cost of sales                                                  518,058            535,677

Selling, general and administrative expenses                    67,337             71,806
                                                             ---------          ---------

Income before interest and taxes                                87,920             80,165

Interest expense                                                14,356             13,549

Interest income                                                   (808)            (1,098)
                                                             ---------          ---------

Income from operations before income taxes                      74,372             67,714

Taxes on income                                                 29,005             26,205
                                                             ---------          ---------

Income from operations before equity in earnings
     of affiliates/Minority interest in subsidiaries            45,367             41,509

Equity in earnings of affiliates/Minority
     interest in subsidiaries                                    1,128               (263)
                                                             ---------          ---------

Net income                                                      46,495             41,246

Preferred dividends                                                                (1,066)
                                                             ---------          ---------
Net income available to common shareholders                  $  46,495          $  40,180
                                                             =========          =========

Average common shares outstanding:
     Basic                                                      94,468             89,976
     Assuming conversion of preferred stock                                         4,966
     Assuming exercise of options                                2,764              1,769
                                                             ---------          ---------
     Diluted                                                    97,232             96,711
                                                             =========          =========

Per common share
Net income available to common shareholders:
     Basic                                                   $    0.49          $    0.45
                                                             =========          =========
     Diluted                                                 $    0.48          $    0.43
                                                             =========          =========

Dividends per common share                                   $     .18          $    .165
                                                             =========          =========


      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (Dollars in thousands)

                                                                                       Three Months Ended
                                                                                    ---------------------------
                                                                                    March 29,         March 30,
                                                                                      1998              1997
                                                                                    ---------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $  46,495          $ 41,246
Adjustments to reconcile net income to net
 cash provided by operating activities:
       Depreciation, depletion and amortization                                        31,573            37,910
       Equity in earnings of affiliates/Minority interest in subsidiaries              (1,128)              263
       Deferred taxes                                                                   4,839             1,872
       Loss on disposition of assets                                                      200               403
       Changes in assets and liabilities, net of effects from acquisitions, dispositions and foreign currency adjustments:
              Accounts receivable                                                      (7,253)          (26,341)
              Inventories                                                             (15,880)           (7,453)
              Prepaid expenses                                                          1,765             2,704
              Payables and taxes                                                       (7,490)           22,176
              Other assets and liabilities                                              1,108           (14,640)
                                                                                    ---------          --------

Net cash provided by operating activities                                              54,229            58,140
                                                                                    ---------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                             (43,402)          (50,365)
Cost of acquisitions, exclusive of cash                                               (45,097)           (1,870)
Proceeds from the sale of assets                                                          183            62,634
Others, net                                                                              (250)              570
                                                                                    ---------          --------

Net cash (used) provided by investing activities                                      (88,566)           10,969
                                                                                    ---------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt                                                         45,249            17,138
Principal repayment of debt                                                           (10,532)          (17,891)
Net increase (decrease) in commercial paper borrowings                                108,200           (44,091)
Cash dividends                                                                        (16,844)          (15,917)
Common shares acquired                                                               (108,441)              (50)
Common shares issued                                                                   20,245             3,121
                                                                                    ---------          --------

Net cash provided (used) by financing activities                                       37,877           (57,690)
                                                                                    ---------          --------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                                 (358)             (949)
                                                                                    ---------          --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               3,182            10,470

Cash and cash equivalents at beginning of period                                       53,600            71,260
                                                                                    ---------          --------

Cash and cash equivalents at end of period                                          $  56,782          $ 81,730
                                                                                    =========          ========

      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued
                             (Dollars in thousands)





SUPPLEMENTAL CASH FLOW DISCLOSURES:

                             Three Months Ended
                         --------------------------
                         March 29,        March 30,
                            1998            1997
                          -------         -------



Interest paid             $11,123         $10,066

Income taxes paid         $20,054         $ 6,652






      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1:           BASIS OF INTERIM PRESENTATION

                  In the opinion of the Company, the accompanying unaudited condensed consolidated statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods reported hereon. Operating results for the three months ended March 29, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report for the fiscal year ended December 31, 1997.

NOTE 2:           DIVIDEND DECLARATIONS

                  On February 4, 1998, the Board of Directors declared a regular quarterly dividend of $.18 per share. This dividend was paid March 10, 1998 to shareholders of record as of February 20, 1998.

                  On April 15, 1998, the Board of Directors declared a 10% stock dividend payable June 10, 1998, to all shareholders of record May 15, 1998. The Board also declared a regular quarterly dividend of $.18 per share payable June 10, 1998, to all shareholders of record May 15, 1998. This dividend will also be paid on those shares received through the stock dividend, representing a 10% cash dividend increase.

NOTE 3:           ACQUISITIONS/DISPOSITIONS

                  During the first quarter of 1998, Sonoco completed two acquisitions in the Company's Industrial Packaging segment with an aggregate cost of $45.1 million in cash. In February, the Burk family of companies was acquired. Burk, consisting of three manufacturing facilities in Germany, produces injection and extruded plastic products. The Burk acquisition is expected to add approximately $19 million of sales annually and expands the Company's capability to provide customers with a wider assortment of injection and extruded plastic products. In March 1998, Sonoco completed the acquisition of the La Rochette group. This acquisition includes four converting operations and a paper mill in France with annual sales of approximately $50 million. The La Rochette acquisition improves the Company's competitive position in Europe through additional tube and core manufacturing capacity in France as well as additional paper mill support.

                  At the beginning of the second quarter of 1998, the company completed the previously announced sale of the Consumer Packaging Segment's North American labels operations. The sale included seven facilities in the United States and one in Mexico. The sale of the company's interest in a joint venture in a label facility in Puerto Rico has not closed, but is expected to do so during the second quarter of 1998. The sale of these operations resulted in a one-time, after-tax charge of $174.5 million in the fourth quarter of 1997. Also completed at the beginning of the second quarter was the previously announced sale of the Industrial Packaging Segment's industrial containers operations. When fully completed, the industrial containers sale will result in a one-time, after-tax gain of approximately $55 million.

                             SONOCO PRODUCTS COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                   (unaudited)

NOTE 3:           ACQUISITIONS/DISPOSITIONS, CONTINUED

                  The sale of the remaining portion of Sonoco's industrial containers business, intermediate bulk containers, consisting of one plant, has not closed but is expected to do so during the second quarter of 1998.

                  The combined net sales of the North American labels and industrial containers operations in the first quarter were $87.2 million in both 1998 and 1997. Combined operating profits were $6.1 million and $1.5 million in 1998 and 1997, respectively.

NOTE 4:           COMPREHENSIVE INCOME

                  Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Accordingly, the shareholders' equity section of the Condensed Consolidated Balance Sheets has been modified to comply with the new requirements and the 1997 year-end data has been restated.

                  The following table provides a reconciliation from net income available to common shareholders to comprehensive income:

                                                                           Three Months Ended
                                                                        --------------------------
                                                                        March 29,        March 30,
                                                                          1998              1997
                                                                        --------          --------
                  Net income available to common shareholders           $ 46,495          $ 40,180

                  Other comprehensive income:
                       Foreign currency translation adjustments           (5,622)          (14,564)
                                                                        --------          --------

                  Comprehensive income                                  $ 40,873          $ 25,616
                                                                        ========          ========

                  The following table summarizes the components of the current period change in the accumulated other comprehensive income balance:

                                                                        Minimum        Accumulated
                                                      Foreign           Pension          Other
                                                     Currency          Liability     Comprehensive
                                                   Translation        Adjustment         Income
                                                   -----------        ----------         ------

                  Balance at January 1, 1998         $(86,407)         $(5,013)         $(91,420)
                  Current period change                (5,622)                            (5,622)
                                                     --------          -------          --------
                  Balance at March 29, 1998          $(92,029)         $(5,013)         $(97,042)
                                                     ========          =======          ========

                             SONOCO PRODUCTS COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                   (unaudited)

NOTE 5:           FINANCIAL SEGMENT INFORMATION

                  The Financial Segment Information provided below should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations immediately following the Notes to Condensed Consolidated Financial Statements.

                    FINANCIAL SEGMENT INFORMATION (UNAUDITED)
                             (Dollars in thousands)

                                                    Three Months Ended
                                              --------------------------------
                                              March 29, 1998    March 30, 1997
                                              --------------    --------------

         Net Sales

                  Industrial Packaging         $ 377,390          $ 381,300

                  Consumer Packaging             295,925            306,348
                                               ---------          ---------

                  Consolidated                 $ 673,315          $ 687,648
                                               =========          =========


         Operating Profit

                  Industrial Packaging         $  54,548          $  50,194

                  Consumer Packaging              33,372             29,971

                  Interest, net                  (13,548)           (12,451)
                                               ---------          ---------

                  Consolidated                 $  74,372          $  67,714
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

               FIRST QUARTER 1998 COMPARED WITH FIRST QUARTER 1997

RESULTS OF OPERATIONS

Consolidated net sales for the first quarter of 1998 were $673.3 million, compared with $687.6 million in the first quarter of 1997. Last year's first quarter included sales of approximately $21 million from both the company's former screen print operations, which were sold in late March 1997, and the fibre partitions business, which was combined with Rock Tenn Company's fibre partitions business in a joint venture near the end of the third quarter of 1997. Net income for the first quarter of 1998 was $46.5 million, a 12.7% increase over the $41.2 million in the same period of 1997. Sonoco reported record earnings of $.48 per diluted share for the first quarter of 1998, an 11.6% increase over the $.43 recorded in the first quarter of 1997. First quarter performance was in line with Management's expectations.

The company's global tube, core, and cone operations and composite can business continued to lead the company's performance with volume gains over the first quarter of last year, while productivity gains in nearly all operations contributed to enhanced profitability for the quarter.

INDUSTRIAL PACKAGING SEGMENT

The industrial packaging segment for the first quarter of 1998 included tubes; cores, cones; roll wrap; molded plugs and related products and services; injection molded and extrusion molded plastics; paper manufacturing; recovered paper operations; corner posts; reels for wire and cable packaging; adhesives; converting machinery; forest products; and industrial containers.

First quarter sales for the industrial packaging segment were $377.4 million, compared with $381.3 million in the first quarter of 1997. Sonoco's partitions business, which was included in the first quarter of 1997, was combined in a joint venture during the third quarter of 1997, affecting first quarter sales comparisons by approximately $11 million. Operating profits for this segment were $54.5 million, an 8.7% increase over the $50.2 million in the same period of 1997.

                             SONOCO PRODUCTS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

         FIRST QUARTER 1998 COMPARED WITH FIRST QUARTER 1997, CONTINUED

First quarter 1998 volume increased in the tube and core operations led by market share increases with customers in several industries, compared with a year ago. First quarter results also reflect improvement over the same quarter last year attributable to sales price increases implemented in September 1997, scrap reduction, and efficiency improvements. Sonoco's global capability continues to add value for customers in a variety of markets. The ability to not only provide the specific cores and tubes but to also supply a variety of ancillary products and services is helping Sonoco serve customers who are looking to consolidate their supplier bases.

Volume in Sonoco's paper operations, which primarily supply Sonoco's converted products businesses, increased over the first quarter of last year. Recovered paper prices were higher in the first quarter of 1998 than in the same quarter last year; however, cylinderboard price increases implemented in the second half of 1997 kept ahead of the higher raw materials costs.

Sonoco's molded and extruded plastics operations had strong volume in the textile and wire markets, but overall volume was down modestly because of declines in sales to the automotive and quick-service restaurant markets.

As previously disclosed, the company's plastic and fibre drum operations were sold at the beginning of the second quarter.

CONSUMER PACKAGING SEGMENT

The consumer packaging segment in the first quarter of 1998 included composite cans; plastic and fibre cartridges; capseals; flexible packaging; high density film products; paperboard cartons; packaging services; coasters and glass covers; and pressure-sensitive labels and label application machinery.

First quarter sales were $295.9 million, compared with $306.3 million in the same quarter of 1997. Last year's sales included approximately $10 million from the screen print operations, which were sold at the end of last year's first quarter. Operating profits in this segment increased 11.3% to $33.4 million, compared with $30.0 million for the first quarter of 1997.

                             SONOCO PRODUCTS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

         FIRST QUARTER 1998 COMPARED WITH FIRST QUARTER 1997, CONTINUED

The company's global composite can operations remain strong with volume increases in the snack food and adhesives and sealants markets. Productivity improvements, resulting from initiatives implemented in 1997, also contributed to this group's improved performance over the first quarter of 1997.

Volume increased in Sonoco's high density film products operations led by increases in both the grocery and retail markets. Sales prices, however, declined from last year's first quarter.

Volume increased in the company's flexible packaging operations in both the confectionery and liners markets. Productivity improvements from reduced scrap, improved run speeds, and faster changeovers also contributed to this group's improved performance over the first quarter of 1997.

As previously disclosed, the sale of the North American labels operations was completed at the beginning of the second quarter.

CORPORATE

General corporate expenses have been allocated as operating costs to each of the segments. Interest expense was higher in the first quarter of 1998 compared with the same quarter in 1997 due to the higher average borrowings associated with the share repurchase program. Approximately three million shares have been repurchased through this program through the end of the first quarter of 1998.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's financial position remained strong through the first quarter of 1998. The debt-to-capital percentage, after adjusting debt levels for excess cash related to the issuance of restricted purpose bonds, increased to 52.0% at March 29, 1998, from 46.1% at December 31, 1997. The increase is attributable primarily to the reduction in shareholder's equity resulting from the share repurchase program. Debt has also increased from year end primarily as a result of commercial paper borrowings to fund the share repurchase program. Total debt is expected to decrease in the second quarter as principal reductions are made with proceeds from the sales of the North American labels and industrial containers operations.

Working capital increased $34.4 million to $473.3 million during the first quarter of 1998, driven by increases in receivables and inventories, both partially attributable to first quarter acquisitions.

                             SONOCO PRODUCTS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

         FIRST QUARTER 1998 COMPARED WITH FIRST QUARTER 1997, CONTINUED

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

The net proceeds from the sales of the North American labels and industrial containers operations, when fully completed, should be approximately $300 million. The proceeds will be used to fund the $150 million stock repurchase program which was implemented in January 1998. Through the end of the first quarter this program is approximately two-thirds complete with a total of 2,996,182 shares having been repurchased at an average price of $36.19 per share. The remainder of the proceeds from the sales will be used for debt reduction and other corporate purposes.

At the beginning of the second quarter, the company commenced a fixed spread tender offer for any and all of its 9.20% Debentures due August 1, 2021. The purchase of the debentures, which ended on April 14, 1998, will result in an extraordinary charge against earnings in the second quarter of approximately $12 million after tax, reflecting the tender of $58.7 million principal amount of the $100 million issue. Net interest expense will be reduced by approximately $0.9 million annually.

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

                             SONOCO PRODUCTS COMPANY

                           PART II. OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders

                The Company's annual meeting of shareholders was held on April 15, 1998. The following matters, as described more fully in the Company's Proxy Statement, were approved by the shareholders at this meeting:

                (1) The following directors were elected:
                                                                  VOTES
                                                         -----------------------
                                              Term          For         Withheld
                                              ----          ---         --------
                      P. C. Browning         3-year      79,743,174    1,022,416
                      F. L. H. Coker         3-year      79,720,856    1,044,734
                      T. C. Coxe III         3-year      79,736,612    1,028,978
                      H. E. DeLoach, Jr.     2-year      79,659,939    1,105,651
                      B. L. M. Kasriel       3-year      79,753,030    1,012,560
                      E. H. Lawton, Jr.      3-year      79,741,815    1,023,775

                (2) Coopers & Lybrand L.L.P., Certified Public Accountants, was reelected as the independent auditors of the corporation for the fiscal year ending December 31, 1998. The shareholders voted 80,556,739 for and 96,539 against this appointment, with 112,312 votes abstaining.

                There were 12,748,825 non-votes for each matter voted upon.

Item 6.         Exhibits and Reports on Form 8-K

                  (a)      Exhibit (27) - Financial Data Schedule
                                          (for SEC use only)

                  (b) The Company filed a Current Report on Form 8-K on January 21, 1998, disclosing the announcements of its intent to sell its North American labels and industrial containers operations. On April 14, 1998, the Company filed a Current Report on Form 8-K disclosing the completion of these sales (except for the labels operation in Puerto Rico and the intermediate bulk containers operation in Lavonia, Georgia) and the tender offer to purchase its 9.20% Debentures due August 1, 2021.

                    S O N O C O  P R O D U C T S  C O M P A N Y


                                    SIGNATURE




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             SONOCO PRODUCTS COMPANY
                                                   (Registrant)



Date:     May 7, 1998                         By: /s/ F. T. Hill, Jr.
     -----------------------                      -----------------------
                                                  F. T. Hill, Jr.
                                                  Vice President and
                                                  Chief Financial Officer

                             SONOCO PRODUCTS COMPANY

                                  EXHIBIT INDEX



        Exhibit
        Number                    Description
        ------                    -----------


         27.197 Financial Data Schedule for the first quarter of 1997 - restated (for SEC use only)

         27.198 Financial Data Schedule for the first quarter of 1998 (for SEC use only)