Form 10-Q
period 1998-06-28
SONOCO PRODUCTS CO
filed 1998-08-12
CIK 91767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                      20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 28, 1998                  Commission File No. 1-11261


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock at August 2, 1998:

                     Common stock, no par value: 102,240,743

                             SONOCO PRODUCTS COMPANY


                                      INDEX



PART I.           FINANCIAL INFORMATION

         ITEM 1.      FINANCIAL STATEMENTS:

                          Condensed Consolidated Balance Sheets - June 28, 1998 and December 31, 1997

                          Condensed Consolidated Statements of Income - Three Months and Six Months Ended June 28, 1998 and June 29, 1997

                          Condensed Consolidated Statements of Cash Flows - Six Months Ended June 28, 1998 and June 29, 1997

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
                        (Dollars and shares in thousands)

                                                             (unaudited)
                                                               June 28,       December 31,
                                                                1998             1997
                                                            ------------      ------------
                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                 $    62,984       $    53,600
  Trade accounts receivable, net of allowances                  316,972           289,991
  Other receivables                                              33,618            12,463
  Inventories:
         Finished and in process                                101,235            94,785
         Materials and supplies                                 122,868           115,313
  Prepaid expenses                                               24,298            25,265
  Deferred income taxes                                           9,227            63,041
  Net assets held for sale                                       13,486           218,582
                                                            -----------       -----------
                                                                684,688           873,040
PROPERTY, PLANT AND EQUIPMENT, NET                              996,228           939,542
COST IN EXCESS OF FAIR VALUE OF ASSETS PURCHASED, NET           153,290           144,097
OTHER ASSETS                                                    242,455           220,186
                                                            -----------       -----------
         Total Assets                                       $ 2,076,661       $ 2,176,865
                                                            ===========       ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Payable to suppliers                                      $   179,514       $   161,078
  Accrued expenses and other                                    107,104           106,839
  Accrued wages and other compensation                           17,195            22,689
  Notes payable and current portion of long-term debt           111,103            99,690
  Taxes on income                                                46,920            43,848
                                                            -----------       -----------
                                                                461,836           434,144
LONG-TERM DEBT                                                  606,689           696,669
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                      95,941           100,094
DEFERRED INCOME TAXES AND OTHER                                  98,442            97,139
SHAREHOLDERS' EQUITY
  Serial preferred stock, no par value
   Authorized 30,000 shares
   0 shares issued and outstanding at June 28, 1998
   and December 31, 1997                                              0                 0
  Common stock, no par value
   Authorized 150,000 shares
   102,607 and 105,417(1) shares issued and outstanding
   at June 28, 1998 and December 31, 1997, respectively           7,175             7,175
  Capital in excess of stated value                              86,145           198,271
  Accumulated other comprehensive income                        (87,629)          (91,420)
  Retained earnings                                             808,062           734,793
                                                            -----------       -----------
         Total shareholders' equity                             813,753           848,819
                                                            -----------       -----------
         Total Liabilities and Shareholders' Equity         $ 2,076,661       $ 2,176,865
                                                            ===========       ===========



1  Restated to reflect the 10% common stock dividend on June 10, 1998.


      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
               (Dollars and shares in thousands except per share)


                                                              Three Months Ended                Six Months Ended
                                                          -------------------------       -----------------------------
                                                          June  28,       June  29,         June 28,          June 29,
                                                            1998             1997             1998             1997
                                                          ---------       ---------       -----------       -----------
Net sales                                                 $ 637,609       $ 714,167       $ 1,310,924       $ 1,401,815

Cost of sales                                               489,708         548,021         1,007,766         1,083,698

Selling, general and administrative expenses                 61,854          75,729           129,191           147,535

Net gain on sale of divested assets                          85,360            --              85,360              --
                                                          ---------       ---------       -----------       -----------

Income before interest and taxes                            171,407          90,417           259,327           170,582

Interest expense                                             12,878          14,889            27,234            28,438

Interest income                                              (1,963)           (931)           (2,771)           (2,029)
                                                          ---------       ---------       -----------       -----------

Income from operations before income taxes                  160,492          76,459           234,864           144,173

Taxes on income                                              88,095          29,590           117,100            55,795
                                                          ---------       ---------       -----------       -----------

Income from operations before equity in earnings
     of affiliates/Minority interest in subsidiaries         72,397          46,869           117,764            88,378

Equity in earnings of affiliates/Minority
     interest in subsidiaries                                 1,544            (838)            2,672            (1,101)
                                                          ---------       ---------       -----------       -----------

Net income before extraordinary loss                         73,941          46,031           120,436            87,277

Extraordinary loss from early extinguishment
     of debt, net of income tax benefit                      11,753            --              11,753              --
                                                          ---------       ---------       -----------       -----------

Net income                                                   62,188          46,031           108,683            87,277

Preferred dividends                                            --            (1,347)             --              (2,413)
                                                          ---------       ---------       -----------       -----------

Net income available to common shareholders               $  62,188       $  44,684       $   108,683       $    84,864
                                                          =========       =========       ===========       ===========

Average common shares outstanding*:
     Basic                                                  103,104          99,256           103,503            99,116
     Assuming conversion of preferred stock                    --             5,462              --               5,462
     Assuming exercise of options                             3,183           2,185             3,111             2,304
                                                          ---------       ---------       -----------       -----------
     Diluted                                                106,287         106,903           106,614           106,882
                                                          =========       =========       ===========       ===========

* Restated to reflect the 10% common stock dividend on June 10, 1998.

      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited), continued
               (Dollars and shares in thousands except per share)

                                             Three Months Ended       Six Months Ended
                                             -------------------   ----------------------
                                             June 28,   June 29,    June 28,     June 29,
                                               1998       1997        1998         1997
                                             --------   --------   ---------    --------
Per common share

Net income available to common shareholders*:

     Basic, before extraordinary loss        $   .71    $    .45   $    1.16    $    .86
     Extraordinary loss                         (.11)       --          (.11)       --
                                             -------    --------   ---------    --------
     Basic                                   $   .60    $    .45   $    1.05    $    .86
                                             =======    ========   =========    ========

     Diluted, before extraordinary loss      $   .70    $    .43   $    1.13    $    .82
     Extraordinary loss                         (.11)       --          (.11)       --
                                             -------    --------   ---------    --------
     Diluted                                 $   .59    $    .43   $    1.02    $    .82
                                             =======    ========   =========    ========

Dividends per common share*                  $   .18    $   .164   $    .344    $   .314
                                             =======    ========   =========    ========


* Restated to reflect the 10% common stock dividend on June 10, 1998.



      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (Dollars in thousands)

                                                                                   Six Months Ended
                                                                             -------------------------
                                                                               June 28,       June 29,
                                                                                1998            1997
                                                                             ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $ 108,683       $  87,277
Adjustments to reconcile net income to net
 cash provided by operating activities:
     Depreciation, depletion and amortization                                   65,463          74,064
     Equity in earnings of affiliates/Minority interest in subsidiaries         (2,672)          1,101
     Deferred taxes                                                             53,814           5,796
     Net (gain) loss on disposition of assets                                  (87,035)            636
     Changes in assets and liabilities, net of effects from
       acquisitions, dispositions and foreign currency adjustments:
            Accounts receivable                                                (34,020)        (24,870)
            Inventories                                                        (12,876)          4,839
            Prepaid expenses                                                     2,303           1,942
            Payables and taxes                                                   5,862          (9,037)
            Other assets and liabilities                                       (11,877)        (14,025)
                                                                             ---------       ---------

Net cash provided by operating activities                                       87,645         127,723
                                                                             ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                     (101,153)       (110,519)
Cost of acquisitions, exclusive of cash                                        (46,524)        (13,211)
Proceeds from the sale of assets                                               295,861          64,219
Other, net                                                                      (1,614)         (1,651)
                                                                             ---------       ---------

Net cash provided (used) by investing activities                               146,570         (61,162)
                                                                             ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt                                                  97,069          38,823
Principal repayment of debt                                                   (111,614)        (32,157)
Net decrease in commercial paper borrowings                                    (62,500)        (56,791)
Cash dividends                                                                 (35,414)        (33,506)
Common shares acquired                                                        (138,524)           (133)
Common shares issued                                                            26,398           9,436
                                                                             ---------       ---------

Net cash used by financing activities                                         (224,585)        (74,328)
                                                                             ---------       ---------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                          (246)         (1,102)
                                                                             ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             9,384          (8,869)

Cash and cash equivalents at beginning of  period                               53,600          71,260
                                                                             ---------       ---------

Cash and cash equivalents at end of period                                   $  62,984       $  62,391
                                                                             =========       =========


      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued
                             (Dollars in thousands)


SUPPLEMENTAL CASH FLOW DISCLOSURES:

                          Six Months Ended
                       ---------------------
                       June 28,     June 29,
                        1998          1997
                       --------     --------
Interest paid          $27,753      $26,724

Income taxes paid      $51,882      $50,871


      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1:           BASIS OF INTERIM PRESENTATION

                  In the opinion of the Company, the accompanying unaudited condensed consolidated statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows for the interim periods reported hereon. Operating results for the three and six months ended June 28, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report for the fiscal year ended December 31, 1997.

                  The December 31, 1997 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2:           DIVIDEND DECLARATIONS

                  On April 15, 1998, the Board of Directors declared a 10% stock dividend payable June 10, 1998, to all shareholders of record May 15, 1998. The Board also declared a regular quarterly dividend of $.18 per share. This dividend was paid June 10, 1998, to all shareholders of record May 15, 1998. This dividend was also paid on those shares received through the stock dividend, representing a 10% cash dividend increase.

                  On July 15, 1998, the Board of Directors declared a regular quarterly dividend of $.18 per share. This 293rd consecutive quarterly dividend will be payable September 10, 1998, to all shareholders of record August 21, 1998.

NOTE 3:           ACQUISITIONS/DISPOSITIONS

                  During the first quarter of 1998, Sonoco completed two acquisitions in the Company's Industrial Packaging segment. In February, the Burk family of companies was acquired. Burk, consisting of three manufacturing facilities in Germany, produces injection and extruded plastic products. In March 1998, Sonoco completed the acquisition of the La Rochette group. This acquisition includes four converting operations and a paper mill in France with annual sales of approximately $50 million.

                  Early in the second quarter of 1998, Sonoco completed the previously announced sale of the Consumer Packaging segment's North American pressure-sensitive labels operations. The sale included seven label facilities in the United States and one in Mexico. The sale of the labels operations resulted in a one-time, after-tax charge in the fourth quarter of 1997 of $174.5 million, and an additional one-time, after-tax charge of $13.5 million (approximately $19.2 million before tax) upon completion of the sale. Also early in the second quarter, Sonoco completed the previously announced sale of the fibre and plastic drums portion of the Industrial Packaging segment's industrial containers operations resulting in a one-time, after-tax gain of approximately $40 million (approximately $104.6 million before tax). The sale of the remaining portion of Sonoco's industrial containers business, intermediate bulk containers, consisting of a plant in

                             SONOCO PRODUCTS COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (unaudited)

NOTE 3:           ACQUISITIONS/DISPOSITIONS, CONTINUED

                  Lavonia, Georgia, has not closed but is expected to close during the third quarter of 1998. When completed, this sale is expected to provide an additional after-tax gain of approximately $15 million.

                  Also during the second quarter of 1998, Sonoco sold its Hamilton Hybar subsidiary, a manufacturer of protective roll wrap for the paper industry, for $22 million in cash. The operation was sold to Cascades Sonoco, Inc., a joint venture in which Sonoco is a 50% owner.

NOTE 4:           COMPREHENSIVE INCOME

                  Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Accordingly, the shareholders' equity section of the Condensed Consolidated Balance Sheets has been modified to comply with the new requirements and the 1997 year-end data has been restated.

                  The following table provides a reconciliation from net income available to common shareholders to comprehensive income (dollars in thousands):

                                                           Three Months Ended            Six Months Ended
                                                         ---------------------       ----------------------
                                                         June 28,     June 29,       June 28,      June 29,
                                                           1998        1997            1998          1997
                                                         -------      --------       --------      --------
                  Net income available to
                       common shareholders               $62,188      $ 44,684       $108,683      $ 84,864

                  Other comprehensive income:
                       Foreign currency translation
                           adjustments                     9,413        (2,464)         3,791       (17,029)
                                                         -------      --------       --------      --------

                  Comprehensive Income                   $71,601      $ 42,220       $112,474      $ 67,835
                                                         =======      ========       ========      ========

                  The following table summarizes the components of the current period change in the accumulated other comprehensive income balances (dollars in thousands):

                                                                Foreign           Minimum         Accumulated
                                                                Currency          Pension             Other
                                                              Translation        Liability       Comprehensive
                                                              Adjustments       Adjustment           Income
                                                              -----------       ----------       -------------
                  Balance at January 1, 1998                  $  (86,407)        $ (5,013)        $ (91,420)

                  Current period change                            3,791              --              3,791
                                                              ----------         --------         ---------

                  Balance at June 28, 1998                    $  (82,616)        $ (5,013)        $ (87,629)
                                                              ==========         ========         =========


                             SONOCO PRODUCTS COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (unaudited)

NOTE 5:           EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT

                  At the beginning of the second quarter, the company commenced a fixed spread tender offer for any and all of its 9.20% Debentures due August 1, 2021. The offer to purchase the debentures, which expired on April 14, 1998, resulted in an extraordinary charge against earnings in the second quarter of $11.8 million (after a $7.5 million income tax benefit), reflecting the tender of $58.7 million principal amount of the $100 million issue.

NOTE 6:           FINANCIAL SEGMENT INFORMATION

                  The Financial Segment Information provided below should be read in conjunction with the Management's Discussion and Analysis immediately following the Notes to Condensed Consolidated Financial Statements.

                    FINANCIAL SEGMENT INFORMATION (UNAUDITED)
                             (Dollars in thousands)

                                                             Three Months Ended                 Six Months Ended
                                                       -----------------------------    ------------------------------
                                                       June 28, 1998   June 29, 1997    June 28, 1998    June 29, 1997
                                                       -------------   -------------    -------------    -------------
         Net Sales

               Industrial Packaging                      $ 366,127       $ 401,511       $   743,517       $   782,811

               Consumer Packaging                          271,482         312,656           567,407           619,004
                                                         ---------       ---------       -----------       -----------

                    Consolidated                         $ 637,609       $ 714,167       $ 1,310,924       $ 1,401,815
                                                         =========       =========       ===========       ===========


         Operating Profit

               Industrial Packaging                      $  55,311       $  60,009       $   109,860       $   110,203

               Consumer Packaging                           30,736          30,408            64,107            60,379

               Net gain on sales of divested assets         85,360            --              85,360              --

               Interest, net                               (10,915)        (13,958)          (24,463)          (26,409)
                                                         ---------       ---------       -----------       -----------

                    Consolidated                         $ 160,492       $  76,459       $   234,864       $   144,173
                                                         =========       =========       ===========       ===========

                             SONOCO PRODUCTS COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (unaudited)

NOTE 7:           NEW ACCOUNTING PRONOUNCEMENT

                  On June 15, 1998, the Financial Accounting Standards Board
                  (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

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

              SECOND QUARTER 1998 COMPARED WITH SECOND QUARTER 1997

RESULTS OF OPERATIONS

Consolidated net sales for the second quarter of 1998 were $637.6 million, compared with $714.2 million in the second quarter of 1997. Last year's second quarter included sales of approximately $83 million from the company's North American labels operation and the fibre and plastic drum portions of its industrial containers business. These operations were divested at the beginning of the second quarter of this year. Last year's second quarter sales also included $10.4 million from fibre partition operations which became part of a joint venture with Rock-Tenn Company near the end of the third quarter of 1997. Reported net income for the quarter, including certain one-time transactions, was $62.2 million. Excluding the one-time transactions, net income for the second quarter of 1998 was $47.4 million, a 3% increase over the $46 million recorded for the same quarter in 1997. These one-time transactions included an after-tax gain of $40 million resulting from the sale of Sonoco's fibre drum and plastic drum operations and a $13.5 million after-tax charge in the second quarter relating to the disposition of former Engraph operations. Net income also included the effect of an extraordinary, after-tax loss of $11.8 million resulting from the repurchase of $58.7 million of 9.2% notes. The company had expected to record a $55 million gain from the sale of its industrial containers businesses in this year's second quarter versus the $40 million actually recognized. However, the sale of the intermediate bulk container operations has not been finalized. When this sale is completed, the company expects to realize an additional $15 million after-tax gain. Sonoco reported second quarter earnings of $.59 per diluted share, including the impact of these one-time transactions. Excluding these one-time transactions, earnings per diluted share were $.45 for the second quarter of 1998, a 4.7% increase over the $.43 recorded in the second quarter of 1997.

The company's global tube, core, and cone operations continued to lead the company's performance with volume gains over the second quarter of last year, while productivity gains in nearly all operations and lower interest expense contributed to enhanced profitability for the quarter.

INDUSTRIAL PACKAGING SEGMENT

The industrial packaging segment for the second quarter of 1998 included tubes, cores and cones; molded plugs and related products and services; injection molded and extrusion molded plastics; paper manufacturing; recovered paper operations; corner posts; reels for wire and cable packaging; adhesives; converting machinery; and forest products.

Second quarter sales for the industrial packaging segment were $366.1 million, compared with $401.5 million in the last year's second quarter. Second quarter 1997 sales included $56.6 million for the fibre and plastic drums portion of the industrial containers business and the fibre partitions operations which are not included in second quarter 1998 sales. Operating profit for this segment, excluding the gain on the sale of the fibre and plastic drum operations, was $55.3 million, compared with $60.0 million in the second quarter of 1997. Operating profits from non-divested businesses were slightly higher in 1998 compared to the same quarter in 1997.

                             SONOCO PRODUCTS COMPANY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

        SECOND QUARTER 1998 COMPARED WITH SECOND QUARTER 1997, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

During the second quarter of 1998, volume increased over last year's all-time high levels in the global tube and core operations led by increased sales to the paper and textile industries. However, volume in the tube and core business declined from this year's first quarter, reflecting in part direct and indirect effects of the economic crisis in Asia. Sonoco's global capability continues to enable us to add value for customers in a variety of markets. The ability to not only provide the specific cores and tubes but to also supply a variety of ancillary products and services is helping Sonoco serve customers who are looking to consolidate their supplier bases.

Selling prices of corrugating medium, which is sold under contract to Georgia-Pacific, increased in the second quarter of 1998 over the same period last year. Effective in the third quarter, Sonoco and Georgia-Pacific entered into a new contract whereby the tonnage provided by Sonoco will be on cost-plus-fixed management fee basis. This replaces the previous equity agreement in which Sonoco and Georgia-Pacific each shared equally in the profits.

Sonoco's molded and extruded plastics operations had strong volume in the filtration and automotive markets, but overall volume was down modestly because of declines in sales to the quick-service restaurant, textile, and wire markets.

Volume in the nailed wood, plywood and metal reels operations remained at healthy levels, slightly higher than the second quarter of 1997. Volume also increased in the protective packaging operations, which primarily supply major appliance manufacturers.

As previously indicated, the company's plastic and fibre drum operations were sold at the beginning of the second quarter.

CONSUMER PACKAGING SEGMENT

The consumer packaging segment in the second quarter of 1998 included composite cans; plastic and fibre cartridges; capseals; flexible packaging; high density film products; paperboard cartons; coasters and glass covers; and packaging services.

Second quarter sales were $271.5 million, compared with $312.7 million in the same quarter of 1997. Last year's results included approximately $36.8 million in sales from the North American labels business, which was sold at the beginning of the second quarter of 1998. Operating profits for this segment during the second quarter, excluding the loss on the disposition of the label operations, were $30.7 million, compared with $30.4 million in the same period a year ago.

In the company's global composite can operations, volume in the snack food sector remained strong during the second quarter and is expected to improve further during the second half of the year. As noted in the first quarter of 1998, the Company has experienced decreased export of metal ends to Asia and a continuing decline in the frozen juice concentrate market, where ready-to-serve juices and non-refrigerated juice concentrates are taking market share from frozen concentrates.

                             SONOCO PRODUCTS COMPANY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

        SECOND QUARTER 1998 COMPARED WITH SECOND QUARTER 1997, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

Operating profits in the high density film products operations were in line with the same period in 1997 as increases in volume and decreases in resin prices were offset by lower selling prices.

Operating profit at Sonoco's flexible packaging operations continued to improve in the second quarter of 1998, led by productivity improvements from reduced scrap, improved run speeds, and faster changeovers.

As mentioned, the sale of the North American labels operations was completed at the beginning of the second quarter.

           JUNE 1998 YEAR-TO-DATE COMPARED WITH JUNE 1997 YEAR-TO-DATE

Consolidated net sales for the first six months of 1998 were $1.31 billion, compared with $1.40 billion in the first six months of 1997. Last year's sales included approximately $114.4 million from the following divested operations: the former screen print operations, sold in late March 1997; the fibre partitions business, combined with Rock-Tenn Company's fibre partitions in a joint venture near the end of the third quarter of 1997; the North American labels operation, divested at the beginning of the second quarter of this year; and the fibre and plastic drum portions of the industrial containers business, also divested at the beginning of the second quarter of 1998. Net income for the first half of 1998, including the effect of the one-time transactions previously described, was $108.7 million. Excluding these transactions, net income was $93.9 million, a 7.6% increase over the $87.3 reported during the first half of 1997.

The company's global tube, core, and cone operations continued to lead the company's performance with volume gains over the first six months of last year, while productivity gains in nearly all operations contributed to enhanced profitability for the first half of the year.

INDUSTRIAL PACKAGING SEGMENT

Trade sales for the industrial packaging segment for the first six months of 1998 were $743.5 million, compared with $782.8 million in the first half of 1997. Prior year's sales include $67.6 million relating to the following divested operations: the fibre partitions business, combined in a joint venture during the third quarter of 1997; and the fibre and plastic drum operations, divested at the beginning of the second quarter of this year. Operating profits for this segment in the first half of 1998, excluding one-time charges, were $109.9 million, compared with the $110.2 million reported in the same period of 1997.

Volume in the global tube and core operations remained strong compared with a year ago. Material price changes have been offset by changes in selling prices.

Selling price increases for linerboard and corrugating medium increased operating profits for the first half of the year compared to the first half of 1997.

                             SONOCO PRODUCTS COMPANY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

           JUNE 1998 YEAR-TO-DATE COMPARED WITH JUNE 1997 YEAR-TO-DATE

RESULTS OF OPERATIONS, CONTINUED

CONSUMER PACKAGING SEGMENT

Trade sales for the consumer packaging segment in the first six months of 1998 were $567.4 million, compared with $619.0 million in the first half of 1997. Last year's sales included approximately $46.8 million from the following divested operations: the screen print operations, sold at the end of last year's first quarter; and the North American labels operations, divested at the beginning of the second quarter of 1998. Operating profits in this segment, excluding one-time charges, increased 6.2% to $64.1 million for the first half of 1998, compared with $60.4 million during the same period last year.

The company's global composite can operations remain strong. Volume increases in the snack food and adhesives and sealants markets were offset by weakness in the frozen concentrate market.

Volume increased in Sonoco's high density film products operations led by increases in both the grocery and retail markets. Sales prices, however, declined over last year and more than offset the benefit of lower resin costs.

Volume increased in the company's flexible packaging operations in both the confectionery and liners markets. Productivity improvements from reduced scrap, improved run speeds, and faster changeovers also contributed to this group's improved performance over the first half of 1997.

CORPORATE

General corporate expenses have been allocated as operating costs to each of the segments. Year to date interest expense was lower in the first six months of 1998 compared with the same period in 1997 due to the lower average borrowings resulting from the proceeds of the sale of the North American labels and fibre and plastic drum operations and as a result of the purchase of $58.7 million of 9.2% notes.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's financial position remained strong through the first half of 1998. The debt-to-capital percentage, after adjusting debt levels for excess cash related to the issuance of restricted purpose bonds, decreased to 45.0% at June 28, 1998, from 46.1% at December 31, 1997. The decrease is attributable primarily to the reduction of total debt made possible by proceeds from the sales of the North American labels and fibre and plastic drum operations. Shareholder's equity has also decreased as a result of shares being repurchased under a $150 million stock repurchase program implemented in January 1998. Through the end of the second quarter, a total of 4,132,240 shares had been repurchased at a total of $138.5 million for an average price of $33.52 per share.

                             SONOCO PRODUCTS COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

           JUNE 1998 YEAR-TO-DATE COMPARED WITH JUNE 1997 YEAR-TO-DATE

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

Working capital decreased $216.0 million to $222.9 million during the first six months of 1998, driven by the $205.1 million reduction in net assets held for sale attributable to the sales of the North American labels and fibre and plastic drum operations in the second quarter of 1998. The proceeds from these sales were used primarily to repurchase the Company's common stock and to reduce debt. Also driving the overall decrease in working capital was a $53.8 million reduction in the deferred tax asset relating to the completion of the sale of North American labels. These reductions were partially offset by increases in accounts receivable and inventory due to acquisitions and increased business activity in ongoing operations.

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

                             SONOCO PRODUCTS COMPANY

                           PART II. OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders

                Incorporated by reference to the information set forth under
                Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1998.

Item 5.         Other Information

                A shareholder proposal to be presented at the next Annual Meeting of shareholders of the Company must be received by the Company not later than November 13, 1998, in order to be included in the Company's Proxy Statement and Proxy pursuant to Rule 14a-8 of the rules of the Securities and Exchange Commission. To be voted on at the Annual Meeting, all shareholder proposals other than proposals made by the Board of Directors must be submitted to the Company in writing not later than January 30, 1999 in order to be voted on at the meeting. With respect to any shareholder proposal not received by the Company prior to January 27, 1999, proxies solicited by management of the Company will be voted on the proposal in the discretion of the designated proxy agents.

Item 6.         Exhibits and Reports on Form 8-K

                (a)    Exhibit (27) - Financial Data Schedule (for SEC use only)

                (b) On April 14, 1998, the Company filed a Current Report on Form 8-K disclosing the completion of the sales of its North American labels and industrial containers operations (except for the labels operation in Puerto Rico and the intermediate bulk containers operation in Lavonia, Georgia) and the tender offer to purchase its 9.20% Debentures due August 1, 2021.

                    S O N O C O  P R O D U C T S  C O M P A N Y


                                    SIGNATURE




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                SONOCO PRODUCTS COMPANY
                                                       (Registrant)



Date:    August 11, 1998                        By:    /s/ F. Trent Hill, Jr.
     --------------------------                    -----------------------------
                                                   F. T. Hill, Jr.
                                                   Vice President and
                                                   Chief Financial Officer

                             SONOCO PRODUCTS COMPANY

                                  EXHIBIT INDEX



                 Exhibit
                 Number                   Description
                 -------                  -----------

                 27.298 Financial Data Schedule for the second quarter of 1998 (for SEC use only)

                 27.297 Financial Data Schedule for the second quarter of 1997 (for SEC use only)