Form 10-Q
period 1998-09-27
SONOCO PRODUCTS CO
filed 1998-11-12
CIK 91767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                      20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 27, 1998            Commission File No. 1-11261


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock at November 1, 1998:

                     Common stock, no par value: 101,604,672

                             SONOCO PRODUCTS COMPANY


                                      INDEX



PART I.           FINANCIAL INFORMATION

         Item 1.      Financial Statements:

                          Condensed Consolidated Balance Sheets - September 27, 1998 and December 31, 1997

                          Condensed Consolidated Statements of Income - Three Months and Nine Months Ended September 27, 1998 and September 28, 1997

                          Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 27, 1998 and September 28,
                          1997

                          Notes to Condensed Consolidated Financial Statements

                          Report of Independent Accountants

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.          OTHER INFORMATION

         Item 5.      Other Information

         Item 6.      Exhibits and Reports on Form 8-K


SIGNATURE

                             SONOCO PRODUCTS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Dollars and shares in thousands)

                                                                  (unaudited)
                                                                 September 27,     December 31,
                                                                    1998               1997
                           Assets                                -------------     ------------
Current Assets
  Cash and cash equivalents                                      $    46,901       $    53,600
  Trade accounts receivable, net of allowances                       326,895           289,991
  Other receivables                                                   26,968            12,463
  Inventories:
         Finished and in process                                      98,207            94,785
         Materials and supplies                                      125,815           115,313
  Prepaid expenses                                                    27,566            25,265
  Deferred income taxes                                                8,988            63,041
  Net assets held for sale                                            13,755           218,582
                                                                 -----------       -----------
                                                                     675,095           873,040
Property, Plant and Equipment, Net                                 1,011,908           939,542
Cost in Excess of Fair Value of Assets Purchased, Net                164,013           144,097
Other Assets                                                         261,909           220,186
                                                                 -----------       -----------
         Total Assets                                            $ 2,112,925       $ 2,176,865
                                                                 ===========       ===========

         Liabilities and Shareholders' Equity
Current Liabilities
  Payable to suppliers                                           $   173,782       $   161,078
  Accrued expenses and other                                         128,565           106,839
  Accrued wages and other compensation                                13,557            22,689
  Notes payable and current portion of long-term debt                154,653            99,690
  Taxes on income                                                     14,703            43,848
                                                                 -----------       -----------
                                                                     485,260           434,144
Long-Term Debt                                                       614,112           696,669
Postretirement Benefits Other than Pensions                           95,101           100,094
Deferred Income Taxes and Other                                      113,401            97,139
Shareholders' Equity
  Serial preferred stock, no par value
   Authorized 30,000 shares
   0 shares issued and outstanding at September 27, 1998
   and December 31, 1997                                                   0                 0
  Common stock, no par value
   Authorized 150,000 shares
   101,588 and 105,417(1) shares issued and outstanding
   at September 27, 1998 and December 31, 1997, respectively           7,175             7,175
  Capital in excess of stated value                                  421,471           198,271
  Accumulated other comprehensive income                             (88,157)          (91,420)
  Retained earnings                                                  464,562           734,793
                                                                 -----------       -----------
         Total shareholders' equity                                  805,051           848,819
                                                                 -----------       -----------
         Total Liabilities and Shareholders'  Equity             $ 2,112,925       $ 2,176,865
                                                                 ===========       ===========



(1)  Restated to reflect the 10% common stock dividend on June 10, 1998.


      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
               (Dollars and shares in thousands except per share)


                                                              Three Months Ended                Nine Months Ended
                                                          -------------------------       -----------------------------
                                                           Sept. 27,      Sept. 28,         Sept. 27,         Sept. 28,
                                                             1998            1997             1998              1997
                                                          ---------       ---------       -----------       -----------
Net sales                                                 $ 606,981       $ 709,588       $ 1,917,905       $ 2,111,403

Cost of sales                                               467,703         556,181         1,475,327         1,639,879

Selling, general and administrative expenses                 66,786          72,983           196,119           220,518

Net gain on sale of divested assets                            --              --              85,360              --
                                                          ---------       ---------       -----------       -----------

Income before interest and taxes                             72,492          80,424           331,819           251,006

Interest expense                                             13,256          13,982            40,490            42,420

Interest income                                              (1,511)         (1,308)           (4,282)           (3,337)
                                                          ---------       ---------       -----------       -----------

Income from operations before income taxes                   60,747          67,750           295,611           211,923

Taxes on income                                              22,647          26,070           139,747            81,865
                                                          ---------       ---------       -----------       -----------

Income from operations before equity in earnings
     of affiliates/Minority interest in subsidiaries         38,100          41,680           155,864           130,058

Equity in earnings of affiliates/Minority
     interest in subsidiaries                                 1,639             215             4,311              (886)
                                                          ---------       ---------       -----------       -----------

Net income before extraordinary loss                         39,739          41,895           160,175           129,172

Extraordinary loss from early extinguishment
     of debt, net of income tax benefit                        --              --              11,753              --
                                                          ---------       ---------       -----------       -----------

Net income                                                   39,739          41,895           148,422           129,172

Preferred dividends                                            --              (648)             --              (3,061)
                                                          ---------       ---------       -----------       -----------

Net income available to common shareholders               $  39,739       $  41,247       $   148,422       $   126,111
                                                          =========       =========       ===========       ===========

Average common shares outstanding*:
     Basic                                                  101,976         100,190           102,988            99,476
     Assuming conversion of preferred stock                    --             4,928              --               5,283
     Assuming exercise of options                             1,171           2,826             1,776             2,559
                                                          ---------       ---------       -----------       -----------
     Diluted                                                103,147         107,944           104,764           107,318
                                                          =========       =========       ===========       ===========

* Restated to reflect the 10% common stock dividend on June 10, 1998.

      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited), continued
               (Dollars and shares in thousands except per share)

                                                            Three Months Ended                         Nine Months Ended
                                                      -------------------------------            -----------------------------
                                                       Sept. 27,           Sept. 28,              Sept. 27,         Sept. 28,
                                                         1998                 1997                   1998              1997
                                                      -----------        ------------            -----------       -----------
Per common share

Net income available to common shareholders*:

     Basic, before extraordinary loss                    $ .39                $ .41                $ 1.55            $ 1.27
     Extraordinary loss                                     -                   -                    (.11)              -
                                                         -----                -----                ------            ------
     Basic                                               $ .39                $ .41                $ 1.44            $ 1.27
                                                         =====                =====                ======            ======

     Diluted, before extraordinary loss                  $ .39                $ .39                $ 1.53            $ 1.20
     Extraordinary loss                                    -                    -                    (.11)              -
                                                         -----                -----                ------            ------
     Diluted                                             $ .39                $ .39                $ 1.42            $ 1.20
                                                         =====                =====                ======            ======

Dividends per common share*                              $ .18                $.164                $ .524            $ .478
                                                         =====                =====                ======            ======


* Restated to reflect the 10% common stock dividend on June 10, 1998.




      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (Dollars in thousands)

                                                                                     Nine Months Ended
                                                                               -----------------------------
                                                                               September 27,   September 28,
                                                                                   1998            1997
                                                                               -------------   -------------
Cash Flows From Operating Activities:
Net income                                                                       $ 148,422       $ 129,172
Adjustments to reconcile net income to net
 cash provided by operating activities:
       Depreciation, depletion and amortization                                    102,347         112,729
       Equity in earnings of affiliates/Minority interest in subsidiaries           (4,311)            886
       Deferred taxes                                                               54,053           5,329
       Net (gain) loss on disposition of assets                                    (86,535)          4,460
       Changes in assets and liabilities, net of effects from acquisitions, dispositions and foreign currency adjustments:
              Accounts receivable                                                  (37,293)        (18,850)
              Inventories                                                          (12,795)          4,995
              Prepaid expenses                                                        (965)          5,694
              Payables and taxes                                                    14,412          (5,300)
              Other assets and liabilities                                         (31,283)        (13,571)
                                                                                 ---------       ---------

Net cash provided by operating activities                                          146,052         225,544
                                                                                 ---------       ---------

Cash Flows From Investing Activities:
Purchase of property, plant and equipment                                         (154,928)       (162,176)
Cost of acquisitions, exclusive of cash                                            (72,524)        (17,647)
Proceeds from the sale of assets                                                   296,861          70,872
Other, net                                                                          (1,614)         (5,591)
                                                                                 ---------       ---------

Net cash provided (used) by investing activities                                    67,795        (114,542)
                                                                                 ---------       ---------

Cash Flows From Financing Activities:
Proceeds from issuance of debt                                                     144,008          52,371
Principal repayment of debt                                                       (155,269)        (50,143)
Net decrease in commercial paper borrowings                                        (13,500)        (91,891)
Cash dividends                                                                     (53,736)        (50,466)
Common shares acquired                                                            (169,080)           (137)
Common shares issued                                                                27,362          15,677
                                                                                 ---------       ---------

Net cash used by financing activities                                             (220,215)       (124,589)
                                                                                 ---------       ---------

Effects of exchange rate changes on cash                                              (331)           (559)
                                                                                 ---------       ---------

Net Decrease in Cash and Cash Equivalents                                           (6,699)        (14,146)

Cash and cash equivalents at beginning of period                                    53,600          71,260
                                                                                 ---------       ---------

Cash and cash equivalents at end of period                                       $  46,901       $  57,114
                                                                                 =========       =========



      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued
                             (Dollars in thousands)


Supplemental Cash Flow Disclosures:

                                   Nine Months Ended
                          --------------------------------
                          September 27,      September 28,
                              1998                1997
                          -------------      -------------

Interest paid                $35,785             $34,988

Income taxes paid            $79,190             $72,276


Non-Cash Transaction:

On June 10, 1998, the Company issued a 10% common stock dividend ($364,917 fair value).



      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1:           Basis of Interim Presentation

                  In the opinion of the Company, the accompanying unaudited condensed consolidated statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows for the interim periods reported hereon. Operating results for the three and nine months ended September 27, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report for the fiscal year ended December 31, 1997.

                  The December 31, 1997 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Note 2:           Dividend Declarations

                  On July 15, 1998, the Board of Directors declared a regular quarterly dividend of $.18 per share. This 293rd consecutive quarterly dividend was paid September 10, 1998, to all shareholders of record August 21, 1998.

                  On October 22, 1998, the Board of Directors declared a regular quarterly dividend of $.18 per share payable December 10, 1998, to all shareholders of record November 20, 1998.

Note 3:           Acquisitions/Dispositions

                  During the first quarter of 1998, Sonoco completed two acquisitions in the Company's Industrial Packaging segment. In February, the Burk family of companies was acquired. Burk, with annual sales of approximately $19 million, is a manufacturer of injection molded and extruded plastic products and consists of three manufacturing facilities in Germany. In March 1998, Sonoco completed the acquisition of the La Rochette group. This acquisition included four converting operations and a paper mill in France with annual sales of approximately $50 million.

                  Early in the second quarter of 1998, Sonoco completed the previously announced sale of the Consumer Packaging segment's North American pressure-sensitive labels operations. The sale included seven label facilities in the United States and one in Mexico. The sale of the labels operations resulted in a after-tax charge in the fourth quarter of 1997 of $174.5 million, and an additional after-tax charge of $13.5 million (approximately $19.2 million before tax) upon completion of the sale. Also early in the second quarter, Sonoco completed the previously announced sale of the fibre and plastic drums portion of the Industrial Packaging segment's industrial containers operations resulting in a one-time, after-tax gain of approximately $40 million (approximately $104.6 million before tax). The sale of the remaining portion of Sonoco's industrial containers business, intermediate bulk containers, consisting of a plant in Lavonia, Georgia, has not closed. The Company expects to complete the sale in the fourth quarter of 1998.

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

                  During the third quarter of 1998, Sonoco purchased the 50% share of its joint-venture partner in Coretech-Sonoco, a paper mill core manufacturer in Canada, and in a Montreal-based recycled paperboard mill whose production is primarily dedicated to Coretech-Sonoco. The purchase included eight converting operations in Ontario and Quebec, and a paper mill with the capacity to produce 40,000 tons per year. The annual sales of these operations, amounting to $33 million, have previously been consolidated into Sonoco's total sales due to effective control, with 50% of the net earnings recorded as minority interest.


Note 4:           Extraordinary Loss from Early Extinguishment of Debt

                  At the beginning of the second quarter of 1998, the company tendered for any and all of its 9.20% Debentures due August 1, 2021. The fixed spread offer to purchase the debentures, which expired on April 14, 1998, resulted in an extraordinary charge against earnings in the second quarter of $11.8 million (after a $7.5 million income tax benefit), reflecting the tender of $58.7 million principal amount of the $100 million issue.


Note 5:           Comprehensive Income

                  Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Accordingly, the shareholders' equity section of the Condensed Consolidated Balance Sheets has been modified to comply with the new requirements.

                  The following table provides a reconciliation from net income available to common shareholders to comprehensive income (dollars in thousands):

                                                                 Three Months Ended                    Nine Months Ended
                                                              ---------------------------       -----------------------------
                                                              Sept. 27,         Sept. 28,       Sept. 27,           Sept. 28,
                                                                 1998              1997            1998                1997
                                                              ---------         ---------       --------            ---------
                  Net income available to
                       common shareholders                    $  39,739         $  41,247        $148,422           $ 126,111

                  Other comprehensive income:
                       Foreign currency translation
                           adjustments                             (528)           (7,539)          3,263             (24,568)
                                                              ---------         ---------        --------           ---------

                  Comprehensive Income                        $  39,211         $  33,708        $151,685           $ 101,543
                                                              =========         =========        ========           =========

                             SONOCO PRODUCTS COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                   (unaudited)

Note 5:           Comprehensive Income, continued

                  The following table summarizes the components of the year-to-date change in the accumulated other comprehensive income balances (dollars in thousands):

                                                                Foreign         Minimum          Accumulated
                                                               Currency         Pension             Other
                                                              Translation       Liability      Comprehensive
                                                              Adjustments      Adjustment          Income
                                                              -----------      ----------      -------------
                  Balance at January 1, 1998                  $ (86,407)        $ (5,013)        $ (91,420)

                  Year-to-date change                             3,263              --              3,263
                                                              ---------         --------         ---------

                  Balance at September 27, 1998               $ (83,144)        $ (5,013)        $ (88,157)
                                                              =========         ========         =========


Note 6:           Financial Segment Information

                  The Financial Segment Information provided below should be read in conjunction with the Management's Discussion and Analysis immediately following the Notes to Condensed Consolidated Financial Statements.

                    FINANCIAL SEGMENT INFORMATION (Unaudited)
                             (Dollars in thousands)

                                                    Three Months Ended                  Nine Months Ended
                                                --------------------------      ------------------------------
                                                 Sept. 27,       Sept. 28,       Sept. 27,          Sept. 28,
                                                   1998            1997             1998              1997
                                                ----------      ----------      -----------       ------------
Net Sales

      Industrial Packaging                      $ 334,399       $ 395,975       $ 1,077,916       $ 1,178,786

      Consumer Packaging                          272,582         313,613           839,989           932,617
                                                ---------       ---------       -----------       -----------

           Consolidated                         $ 606,981       $ 709,588       $ 1,917,905       $ 2,111,403
                                                =========       =========       ===========       ===========


Operating Profit

      Industrial Packaging                      $  45,436       $  50,480       $   155,295       $   160,683

      Consumer Packaging                           27,056          29,944            91,164            90,323

      Net gain on sales of divested assets           --              --              85,360              --

      Interest, net                               (11,745)        (12,674)          (36,208)          (39,083)
                                                ---------       ---------       -----------       -----------

         Consolidated                           $  60,747       $  67,750       $   295,611       $   211,923
                                                =========       =========       ===========       ===========

                             SONOCO PRODUCTS COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                   (unaudited)

Note 7:           New Accounting Pronouncements

                  On March 4, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). Management of the Company does not expect SOP 98-1, which is effective for all fiscal years beginning after December 15, 1998, to have a material effect on the Company's results of operations or its financial position.

                  On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for all fiscal years beginning after June 15, 1999 and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

Note 8:           Subsequent Event

                  On November 10, 1998, Sonoco announced that it expects to record after-tax charges of approximately $20-25 million in the fourth quarter ending December 31, 1998, related to headcount reductions and asset write-offs as a result of five plant closings and workforce reductions in administrative areas. The five plant closings included paper mills in Amsterdam, New York, and Terrebonne, Quebec, a molded plastics plant in Greensboro, North Carolina, and composite can facilities in Kansas City, Missouri, and Plymouth, Wisconsin. Workforce reductions of 125 salaried and 250 hourly employees were made. The Company expects a significant portion of the charges to be offset by the gain associated with the previously reported dispositions of its industrial containers and labels businesses.

                        Report of Independent Accountants


To the Shareholders and Directors of Sonoco Products Company


We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of September 27, 1998, and the related condensed consolidated statements of income and cash flows for the three- and nine-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 30, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                   /s/PricewaterhouseCoopers LLP
                                                   -----------------------------
                                                      PricewaterhouseCoopers LLP

Charlotte, North Carolina
November 11, 1998

                             SONOCO PRODUCTS COMPANY

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                   (Unaudited)

Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature, are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, and successful implementation of the Year 2000 Plan, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements.

               Third Quarter 1998 Compared with Third Quarter 1997

Results of Operations

Consolidated net sales for the third quarter of 1998 were $607.0 million, compared with pro forma sales of $605.2 million from ongoing operations in the third quarter of 1997. Last year's reported third quarter sales totaled $709.6 million and included sales from the company's previously owned North American labels operation and the fibre and plastic drums portion of the industrial containers business. Both operations were sold at the beginning of the second quarter of this year. The reported third quarter 1997 sales figure also included sales for the fibre partitions operations that became part of a joint venture with Rock-Tenn Company in the third quarter of 1997 and the Hamilton Hybar operations that were sold in May 1998 to the Cascades Sonoco, Inc., joint venture. In August 1998, the company announced an agreement with Georgia-Pacific whereby Sonoco will operate its corrugating medium machine located in Hartsville, South Carolina, on a fixed management fee basis. This was previously under a 50/50 equity arrangement. No sales are reported under the new arrangement.

Net income for the third quarter of 1998 was $39.7 million, compared with $41.9 million for the same period in 1997. On a comparable basis, net income from ongoing operations for this year's third quarter was $39.7 million, compared with $40.6 million for the third quarter last year. Sonoco reported third quarter earnings of $.39 per diluted share in both 1998 and 1997.

Industrial Packaging Segment

The industrial packaging segment for the third quarter of 1998 included tubes, cores and cones; molded plugs and related products and services; injection molded and extruded plastics; paper manufacturing; recovered paper operations; protective packaging; reels for wire and cable packaging; adhesives; converting machinery; and forest products.

Third quarter sales for the industrial packaging segment were $334.4 million, compared with $396.0 million in last year's third quarter. Third quarter 1997 sales included $71.4 million for the following operations that were not included in third quarter 1998 sales: the fibre and plastic drums portion of the industrial containers business; the fibre partitions operations; Hamilton Hybar; and the corrugating medium operation in Hartsville. Operating profit for this segment was $45.4 million, compared with the reported $50.5 million in the third quarter of 1997. Operating profits from non-divested businesses were $45.7 million in the third quarter of 1997.

                             SONOCO PRODUCTS COMPANY

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                             (Unaudited), continued

         Third Quarter 1998 Compared with Third Quarter 1997, continued

Results of Operations, continued

During the third quarter of 1998, volume increased over last year's all-time high levels in the global industrial-based engineered carriers business (tubes, cores and cones) led by increased sales of papermill cores and carpet yarn tubes. However, volume in the tube and core business declined from this year's first quarter, reflecting in part direct and indirect effects of the economic crisis in Asia on European and domestic demand. The ability to not only provide customers with cores and tubes but to also supply a variety of ancillary products and services is helping Sonoco serve customers who are looking to consolidate their supplier bases.

Sonoco's molded and extruded plastics operations had strong volume in the filtration and automotive markets, but overall volume was down modestly because of declines in sales to the quick-service restaurant, textile, and wire markets.

Volume in the nailed wood, plywood and metal reels operations remained at healthy levels in the third quarter of 1998, and volume increased in the protective packaging operations, which primarily supply major appliance manufacturers.

Consumer Packaging Segment

The consumer packaging segment in the third quarter of 1998 included composite cans; plastic and fibre cartridges; capseals; flexible packaging; high density film products; paperboard cartons; coasters and glass covers; and packaging services.

Third quarter sales were $272.6 million, compared with $313.6 million in the same quarter of 1997. Last year's results included approximately $33.0 million in sales from the North American labels business, which was sold at the beginning of the second quarter of 1998. Operating profits for this segment during the third quarter were $27.1 million, compared with $29.9 million reported in the same period a year ago. Operating profits from non-divested businesses were $29.0 million in the third quarter of 1997.

In the company's global composite can operations, volume in the snack food sector declined modestly during the third quarter compared with the same quarter last year. As noted in the first quarter of 1998, the frozen juice concentrate market has declined due to ready-to-serve juices and non-refrigerated juice concentrates taking market share from frozen concentrates.

Operating profits in the high density film products operations were higher in the third quarter of 1998 than in the same period last year as a result of increases in volume and decreases in resin prices. These were partially offset by lower selling prices.

Sonoco's flexible packaging operations experienced significant volume increases in the third quarter of 1998, compared with the same period last year. Operating profits were higher due largely to productivity improvements from reduced scrap, improved run speeds, and faster changeovers.

                             SONOCO PRODUCTS COMPANY

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                             (Unaudited), continued

      September 1998 Year-to-Date Compared with September 1997 Year-to-Date

Results of Operations

Consolidated net sales for the first nine months of 1998 were $1.9 billion, compared with $2.1 billion in the first nine months of 1997. On a comparable basis, sales from ongoing operations for the first nine months of 1998 were $1.9 billion compared to $1.9 billion for the same period last year. Reported year-to-date net income, including certain one-time transactions, was $148.4 million. Excluding the one-time transactions, 1998 year-to-date net income was $133.6 million, a 3.4% increase over the $129.2 million recorded in the prior year. These one-time transactions included an after-tax gain of $40 million resulting from the sale of Sonoco's fibre drum and plastic drum operations and a $13.5 million after-tax charge in the second quarter relating to the disposition of former Engraph operations. Net income also included the effect of an extraordinary, after-tax loss of $11.8 million resulting from the repurchase of $58.7 million of 9.2% debentures. The company had expected to record a $55 million gain from the sale of its industrial containers businesses in this year's second quarter versus the $40 million actually recognized. However, the sale of the intermediate bulk container operations has not been finalized. The Company expects the sale to be completed in the fourth quarter of 1998. Sonoco reported 1998 year-to-date earnings of $1.42 per diluted share, including the impact of these one-time transactions. Excluding these one-time transactions, year-to-date earnings per diluted share were $1.28 in 1998, a 6.7% increase over the $1.20 recorded for the same period in 1997.

The company's global tube, core, and cone operations continued to lead the company's performance with volume gains over the first nine months of last year, while productivity gains in nearly all operations contributed to enhanced profitability for the first nine months of the year.

Industrial Packaging Segment

Trade sales for the industrial packaging segment for the first nine months of 1998 were $1.1 billion, compared with $1.2 billion in the first nine months of 1997. Prior year's sales included $143.0 million for the following operations that were not included in third quarter 1998 sales: the fibre and plastic drums portion of the industrial containers business; the fibre partitions operations; Hamilton Hybar; and the corrugating medium operation in Hartsville. Operating profits for this segment in the first nine months of 1998, excluding one-time charges, was $155.3 million, compared with the reported $160.7 million in the first nine months of 1997. Operating profits from non-divested businesses were $148.3 million in the first nine months of 1997.

Volume in the global tube and core operations remained strong compared with a year ago. Material price changes have been offset by changes in selling prices.

                             SONOCO PRODUCTS COMPANY

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                             (Unaudited), continued

      September 1998 Year-to-Date Compared with September 1997 Year-to-Date

Results of Operations, continued

Consumer Packaging Segment

Trade sales for the consumer packaging segment in the first nine months of 1998 were $840.0 million, compared with $932.6 million reported in the same period of 1997. Last year's sales included approximately $77.4 million from the following divested operations: the screen print operations, sold at the end of last year's first quarter; and the North American labels operations, divested at the beginning of the second quarter of 1998. Operating profits in this segment, excluding one-time charges, increased to $91.2 million for the first nine months of 1998, compared with $90.3 million during the same period last year.

The company's global composite can operations remain strong. Volume increases in the snack food market were offset by weakness in the frozen concentrate market.

Operating profits in the high density film products operations were higher in the first nine months of 1998 compared with the same period last year led by volume increases in both the grocery and retail markets. Sales prices, however, declined over last year and more than offset the benefit of lower resin costs.

Volume increased in the company's flexible packaging operations in both the confectionery and liners markets. Productivity improvements from reduced scrap, improved run speeds, and faster changeovers also contributed to this group's improved performance over the first nine months of 1997.

Corporate

General corporate expenses have been allocated as operating costs to each of the segments. Year to date interest expense was lower in the first nine months of 1998 compared with the same period in 1997 due to the lower average borrowings resulting from the repurchase of $58.7 million of 9.2% debentures and the reduction of commercial paper borrowings with a portion of the proceeds from the sale of the North American labels and fibre and plastic drum operations.

Financial Position, Liquidity and Capital Resources

The Company's financial position remained strong through the first nine months of 1998. The debt-to-capital percentage, after adjusting debt levels for excess cash related to the issuance of restricted purpose bonds, was 46.2% at September 27, 1998, compared to 46.1% at December 31, 1997. Shareholder's equity decreased as a result of shares repurchased under a $150 million stock repurchase program implemented in January 1998, and other previously authorized programs. From January 1, 1998, through the end of the third quarter, a total of 5,179,541 shares had been repurchased under these programs at a total cost of $169.1 million for an average price of $32.64 per share.

Working capital decreased $249.1 million to $189.8 million during the first nine months of 1998. The reduction is primarily attributable to the sales of the North American labels and fibre and plastic drum operations in the second quarter of 1998. The proceeds from these sales were used primarily to repurchase the Company's common stock and to reduce debt. Increases in accounts receivable and inventory due to acquisitions and ongoing business activity partially offset the working capital reduction from the completion of the sales.

                             SONOCO PRODUCTS COMPANY

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                             (Unaudited), continued

      September 1998 Year-to-Date Compared with September 1997 Year-to-Date

Financial Position, Liquidity and Capital Resources, continued

The Company expects internally generated cash flows along with borrowings available under its commercial paper and other existing credit facilities to be sufficient to meet operating and normal capital expenditure requirements.

Subsequent Event

On November 10, 1998, Sonoco announced that it expects to record after-tax charges of approximately $20-25 million in the fourth quarter ending December 31, 1998, related to headcount reductions and asset write-offs as a result of five plant closings and workforce reductions in administrative areas. The Company expects a significant portion of the charges to be offset by the gain associated with the previously reported dispositions of its industrial containers and labels businesses. The Company anticipates annualized after-tax savings of $10 million beginning in 1999 resulting from these plant closings and reductions in administrative costs.

Year 2000 Readiness Disclosure and Euro Compliance

The "Year 2000 issue" relates to the inability of certain computerized information and production systems to properly recognize and process date sensitive information. This is due to the fact that most of the world's computer hardware and software have historically used only two digits to identify the year, resulting in the computers' inability to distinguish between dates in the 1900's and dates in the 2000's.

In May 1997, the Company adopted a Year 2000 Plan ("Plan") to identify and address the Company's various Year 2000 issues throughout its domestic and international operations, including financial and administrative systems, process control and operating systems and information systems infrastructure. The Plan provides for six phases: (i) an inventory of all systems that might be affected by the Year 2000; (ii) assessment of Year 2000 readiness of each application identified in the inventory; (iii) planning for corrective action, which includes reviewing and prioritizing the various corrective actions based on their relative impact on the Company's operations and profitability; (iv) initiation of corrective actions to replace or repair systems that are not Year 2000 compliant; (v) testing the new, upgraded or repaired systems; and (vi) implementation of tested systems and post-implementation support, including contingency plans for those systems most critical to the Company's ongoing operations and/or most at risk to fail. The Plan is being implemented on a Company-wide basis under the direction of the Information Services Department in cooperation with senior management and with the review of the Board of Directors through its Audit Committee.

The Company has completed the inventory, assessment and planning phases for substantially all of its material systems that may involve a Year 2000 issue. Based on the information developed, the Company estimates that the total cost of achieving Year 2000 compliance in substantially all of its information technology and production systems will be approximately $30 million, of which $21 million has been spent through September 27, 1998, a portion of which was capitalized and will be amortized to earnings in future periods. Management anticipates that the remainder will be spent in the fourth quarter of 1998 and the first three quarters of 1999. Management believes that the total cost of achieving Year 2000 compliance will not have a material impact on the Company's financial condition or results of operations. However, the Company currently is in the process of initiating corrective actions and testing the new, upgraded or repaired systems. The Company may need to take additional corrective

                             SONOCO PRODUCTS COMPANY

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                             (Unaudited), continued

Year 2000 Readiness Disclosure and Euro Compliance, continued

action arising out of the results of the testing, the costs of which it cannot yet predict. Testing of material systems is scheduled to be completed in the second quarter of 1999.

The Company is deploying its internal and external resources to install and test new or upgraded equipment necessary to address the Year 2000 issues in its North American and international operations. Management believes its existing personnel and outside resources are sufficient to implement the Plan on a timely basis, assuming that no unanticipated delays are encountered.

The Company's facilities utilize various control systems to monitor and regulate production operations. Although the production impact of a Year 2000 related failure varies significantly among the facilities, any such failure could cause manufacturing delays or similar inefficiencies. Due to the decentralized nature of its operations, however, management believes the potential impact of such a failure would be isolated to the affected facility. In most cases, production could be shifted to other Company facilities that have similar production capabilities and capacity until the Year 2000 issue is remedied. It is not possible to predict the reasonable likelihood of such an event occurring or the related financial impact. Based on information developed to date, the Company does not believe it has a significant amount of software imbedded in its production equipment that is date dependent. The Company is continuing to inventory its equipment for imbedded software and, consequently, may find additional software that requires correction. The Company intends to have contingency plans for its production facilities and equipment finalized by the third quarter of 1999.

The Company also maintains a wide variety of administrative and financial applications that require corrective actions to handle Year 2000 dates. The Company is in the process of installing and testing new, more centralized software systems throughout its North American operations that are designed to address Year 2000 issues. Management anticipates that the implementation of these systems will be complete within the time frames established by the Plan. Such applications generally are decentralized in the Company's international operations. Consequently, any Year 2000 failure would be isolated to a single facility or operation. In most instances, the Company has the ability to run these applications off-line with the assistance of additional Company personnel, if necessary.

The Company relies on third party suppliers for certain raw materials, utilities, transportation and other key services. Under the Plan, the Company has initiated efforts to evaluate the Year 2000 readiness of its key suppliers so that it can make contingency plans to reduce risks of disruption in its production and delivery processes. Paper, the Company's primary raw material, is produced internally; therefore, the Company believes it will not be subject to many of the risks attendant to companies that are substantially dependent on third party suppliers for raw materials. The Company has surveyed its key suppliers in order to determine their Year 2000 readiness. To date, approximately 37% of those suppliers have responded to the surveys. All respondents have indicated that they are, or reasonably believe they will be, Year 2000 compliant with respect to operations that impact the Company.

Although possible Year 2000 interruptions in customers' operations could result in reduced sales, increased inventory or receivable levels and reduction in cash flow, the Company believes that its customer base is broad enough to minimize the effects of such occurrences. Nevertheless, the Company is taking steps to monitor the status of its more significant customers in order to devise adequate contingency plans where necessary.

                             SONOCO PRODUCTS COMPANY

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                             (Unaudited), continued

Year 2000 Readiness Disclosure and Euro Compliance, continued

There is a risk that the Company's plan for achieving Year 2000 compliance may not be completed on time, particularly in certain of the Company's European operations that are more dependent on third parties and for which information is still being developed. However, the Company anticipates that if one or more milestones is not met with respect to any system, the Plan timetable will provide adequate advance notice to permit the Company to take those steps necessary to implement alternative plans, which could include taking the system off-line temporarily, stockpiling inventories of raw materials or finished goods, or devoting additional Company personnel to resolve or substantially mitigate the issues. The Company also is examining the extent to which its insurance coverages may protect against or offset Year 2000 related risks.

On January 1, 1999, 11 of the 15 member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies and the euro and to adopt the euro as their common legal currency (the "Euro Conversion"). Although the Company is currently unsure of the total potential impact that the Euro Conversion will have on its business, financial condition and results of operations, particularly as it relates to the Company's European operations, the Company does not anticipate the Euro Conversion will have a material adverse effect on the Company. The corrective actions that the Company is taking to address Year 2000 issues with respect to its European operations already include changes in its administrative and financial applications necessary to deal with the Euro Conversion at an immaterial incremental cost.

The estimates and conclusions herein contain forward-looking statements and are based on management's best estimates of future events. Risks to completing the Plan include the availability of resources, the Company's ability to discover and correct the potential Year 2000 sensitive problems which could have a serious impact on specific systems or facilities, and the ability of suppliers to bring their systems into Year 2000 compliance.

                             SONOCO PRODUCTS COMPANY

                           PART II. OTHER INFORMATION

Item 5.         Other Information

                a. On November 10, 1998, Sonoco announced that it expects to record after-tax charges of approximately $20-25 million in the fourth quarter ending December 31, 1998, related to headcount reductions and asset write-offs as a result of five plant closings and workforce reductions in administrative areas. The five plant closings included paper mills in Amsterdam, New York, and Terrebonne, Quebec, a molded plastics plant in Greensboro, North Carolina, and composite can facilities in Kansas City, Missouri, and Plymouth, Wisconsin. Workforce reductions of 125 salaried and 250 hourly employees were made. The Company expects a significant portion of the charges to be offset by the gain associated with the previously reported dispositions of its industrial containers and labels businesses. The Company anticipates annualized after-tax savings of $10 million beginning in 1999 resulting from these plant closings and reductions in administrative costs.

                b. A shareholder proposal to be presented at the next Annual Meeting of shareholders of the Company must be received by the Company not later than November 13, 1998, in order to be included in the Company's Proxy Statement and Proxy pursuant to Rule 14a-8 of the rules of the Securities and Exchange Commission. To be voted on at the Annual Meeting, all shareholder proposals other than proposals made by the Board of Directors must be submitted to the Company in writing not later than January 30, 1999 in order to be voted on at the meeting. With respect to any shareholder proposal not received by the Company prior to January 27, 1999, proxies solicited by management of the Company will be voted on the proposal in the discretion of the designated proxy agents.

Item 6.         Exhibits and Reports on Form 8-K

                Exhibit (27) - Financial Data Schedule (for SEC use only)

                    S O N O C O  P R O D U C T S  C O M P A N Y


                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  SONOCO PRODUCTS COMPANY
                                              ---------------------------------
                                                        (Registrant)



Date:    November 11, 1998                    By:     /s/ F. T. Hill, Jr.
     ----------------------------                ------------------------------
                                                      F. T. Hill, Jr.
                                                      Vice President and
                                                      Chief Financial Officer

                             SONOCO PRODUCTS COMPANY

                                  EXHIBIT INDEX



                 Exhibit
                 Number                    Description
                 -------                   -----------

                 27.398 Financial Data Schedule for the third quarter of 1998 (for SEC use only)

                 27.397 Financial Data Schedule for the third quarter of 1997 (for SEC use only)