Form 10-K
period 1998-12-31
SONOCO PRODUCTS CO
filed 1999-03-26
CIK 91767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D. C.
                                      20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting common stock held by nonaffiliates of the registrant (based on the New York Stock Exchange closing price) on February 28, 1999, was $2,296,649,282. Registrant does not have any non-voting common stock outstanding.

As of February 28, 1999, there were 101,845,073 shares of no par value common stock outstanding.

Documents Incorporated by Reference

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1998, are incorporated by reference in Parts I and II; portions of the Proxy Statement for the annual meeting of shareholders to be held on April 21, 1999, are incorporated by reference in Part III.

              SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                                     PART I

ITEM 1   BUSINESS

         (a) GENERAL DEVELOPMENT OF BUSINESS - The Company is a South Carolina corporation founded in Hartsville, South Carolina in 1899 as the Southern Novelty Company. The name was subsequently changed to Sonoco Products Company. The following items from the 1998 Annual Report to Shareholders (the "1998 Annual Report") are incorporated herein by reference:
                  Management's Discussion and Analysis on pages 25 - 31, and Notes 2 and 3 to the Consolidated Financial Statements on pages 38 - 39.

         (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS - Note 18 to the Consolidated Financial Statements on page 45 of the 1998 Annual Report is incorporated herein by reference.

         (c) NARRATIVE DESCRIPTION OF BUSINESS - The Operations Reviews on pages 8, 9, 12, and 13 and Management's Discussion & Analysis on pages 25 - 33 of the 1998 Annual Report are incorporated herein by reference. As of December 31, 1998, the Company had approximately 16,500 employees.

         (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES - Note 18 to the Consolidated Financial Statements on page 45 of the 1998 Annual Report is incorporated herein by reference.

         (e) EXECUTIVE OFFICERS OF THE REGISTRANT - Certain information with respect to persons who are, or may be deemed to be, executive officers of the Company is set forth under the caption "Executive Officers" on pages 50 - 51 of the 1998 Annual Report and is incorporated herein by reference.

ITEM 2 PROPERTIES - Page 31 of Management's Discussion & Analysis of the 1998 Annual Report is incorporated herein by reference.

ITEM 3 LEGAL PROCEEDINGS - Note 15 to the Consolidated Financial Statements on page 44 of the 1998 Annual Report is incorporated herein by reference.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER - None.

                                     PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - The following items from the 1998 Annual Report are herein incorporated by reference: the Selected Quarterly Financial Data on page 24 and Management's Discussion & Analysis on page 30. The Company's common stock is traded on the New York Stock Exchange under the stock symbol "SON". At December 31, 1998, there were approximately 43,000 shareholder accounts.

ITEM 6 SELECTED FINANCIAL DATA - The Selected Eleven-Year Financial Data provided on pages 46 - 47 of the 1998 Annual Report are incorporated herein by reference.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Management's Discussion & Analysis on pages 25
         - 33 of the 1998 Annual Report is incorporated herein by reference.

              SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Pages
         30 -31 of Management's Discussion & Analysis of the 1998 Annual Report is incorporated herein by reference.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - The following items provided in the 1998 Annual Report are incorporated herein by reference: the Selected Quarterly Financial Data on page 24; the Consolidated Financial Statements and Notes to the Consolidated Financial Statements on pages 34 - 45; and the Report of Independent Certified Public Accountants on page 48.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - None.


                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" as shown on pages 4 - 9 and page 27, respectively, of the Company's definitive Proxy Statement, set forth information with respect to the directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 and are incorporated herein by reference.

ITEM 11 EXECUTIVE COMPENSATION - Information with respect to the compensation of directors and certain executive officers as shown on pages 18 - 24 of the Company's definitive Proxy Statement under the captions "Summary Compensation Table", "Long-Term Incentive Plans - Awards in Last Fiscal Year", "Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values", "Option Grants in Last Fiscal Year", "Pension Table", "Directors' Compensation", and "Compensation Committee Interlocks and Insider Participation", is incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - Information with respect to the beneficial ownership of the Company's Common Stock by management and others as shown on pages 12 - 13 under the caption "Security Ownership of Management" of the Company's definitive Proxy Statement is incorporated herein by reference.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - The following items contained in the Company's definitive Proxy Statement are incorporated herein by reference: the sections titled "Compensation Committee Interlocks and Insider Participation" on pages 23 - 24; and "Transactions with Management" on page 24.

              SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                                     PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements: Consolidated Balance Sheets as of December 31, 1998 and 1997; Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996; Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996; and Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

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

         10-6 Sonoco Products Company Centennial Shares Plan (incorporated by reference to the Registrant's Form S-8 dated December 30,
                  1998)

         13 1998 Annual Report to Shareholders (portions incorporated by reference)

         21       Subsidiaries of the Registrant

         23       Consent of Independent Accountants

         27       Financial Data Schedule

         99-1 Proxy Statement, filed in conjunction with annual shareholders' meeting scheduled for April 21, 1999 (previously filed)

         99-2 Form 11-K Annual Report - 1991 Sonoco Products Company Key Employee Stock Option Plan

(b) Reports on 8-K: No reports on Form 8-K were filed by the Company during the fourth quarter of 1998.

              SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES


                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of March 1999.



                                          SONOCO PRODUCTS COMPANY



                                          /s/ Peter C. Browning
                                          --------------------------------------
                                          Peter C. Browning
                                          President and Chief Executive Officer




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following person on behalf of the Registrant and in the capacities indicated on this 26th day of March 1999.







                                          /s/ F. T. Hill, Jr.
                                          --------------------------------------
                                          F. T. Hill, Jr.
                                          Vice President and
                                          Chief Financial Officer

              SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

/s/ C. W. Coker                        Director (Chairman)
---------------------------
C. W. Coker

/s/ P. C. Browning                     President, Chief Executive Officer and
---------------------------            Director
P. C. Browning

/s/ C. J. Bradshaw                     Director
---------------------------
C. J. Bradshaw

/s/ R. J. Brown                        Director
---------------------------
R. J. Brown

/s/ F. L. H. Coker                     Director
---------------------------
F. L. H. Coker

/s/ J. L. Coker                        Director
---------------------------
J. L. Coker

/s/ T. C. Coxe, III                    Director
---------------------------
T. C. Coxe, III

/s/ H. E. DeLoach, Jr.                 Director
---------------------------
H. E. DeLoach, Jr.

/s/ A. T. Dickson                      Director
---------------------------
A. T. Dickson

/s/ P. Fulton                          Director
---------------------------
P. Fulton

/s/ B. L. M. Kasriel                   Director
---------------------------
B. L. M. Kasriel

/s/ E. H. Lawton, Jr.                  Director
---------------------------
E. H. Lawton, Jr.

/s/ H. L. McColl, Jr.                  Director
---------------------------
H. L. McColl, Jr.

/s/ Dona Davis Young                   Director
---------------------------
Dona Davis Young

/s/ C. D. Spangler, Jr.                Director
---------------------------
C. D. Spangler, Jr.

              SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                                  EXHIBIT INDEX

                Exhibit
                Number         Description
                -------        -----------

                13 1998 Annual Report to Shareholders (portions incorporated by reference)

                21             Subsidiaries of the Registrant

                23             Consent of Independent Accountants

                27             Financial Data Schedule

                99-2 Form 11-K Annual Report - 1991 Sonoco Products Company Key Employee Stock Option Plan