Form 10-Q
period 1999-03-28
SONOCO PRODUCTS CO
filed 1999-05-07
CIK 91767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                      20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 28, 1999                 Commission File No. 1-11261


                             SONOCO PRODUCTS COMPANY


                                ----------------


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock at May 2, 1999:

                     Common stock, no par value: 101,858,173
                     ---------------------------------------

                             SONOCO PRODUCTS COMPANY


                                      INDEX



PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                     Condensed Consolidated Balance Sheets - March 28, 1999 (unaudited) and December 31, 1998

                     Condensed Consolidated Statements of Income - Three Months Ended March 28, 1999 (unaudited) and March 29,
                     1998 (unaudited)

                     Condensed Consolidated Statements of Cash Flows - Three Months Ended March 28, 1999 (unaudited) and March 29, 1998 (unaudited)

                     Notes to Condensed Consolidated Financial Statements

                     Report of Independent Accountants

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk


PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

                             SONOCO PRODUCTS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Dollars and shares in thousands)

                                                                 March 28,
                                                                   1999             December 31,
                                                                (unaudited)            1998 *
                                                                -----------         -----------
                           Assets
                           ------
Current Assets
  Cash and cash equivalents                                     $    68,607         $    57,249
  Trade and other accounts receivable, net of allowances            340,725             352,147
  Inventories:
         Finished and in process                                    103,006              93,829
         Materials and supplies                                     125,126             123,432
  Prepaid expenses and other                                         30,177              29,465
  Net assets held for sale                                             --                 5,294
                                                                -----------         -----------
                                                                    667,641             661,416
Property, Plant and Equipment, Net                                  997,003           1,013,843
Cost in Excess of Fair Value of Assets Purchased, Net               175,012             170,361
Other Assets                                                        245,984             237,363
                                                                -----------         -----------
         Total Assets                                           $ 2,085,640         $ 2,082,983
                                                                ===========         ===========

         Liabilities and Shareholders' Equity
         ------------------------------------
Current Liabilities
  Payable to suppliers                                          $   174,234         $   174,218
  Accrued expenses and other                                        152,670             149,467
  Notes payable and current portion of long-term debt                98,387              96,806
  Taxes on income                                                    26,259              15,578
                                                                -----------         -----------
                                                                    451,550             436,069
Long-Term Debt                                                      645,995             686,826
Postretirement Benefits Other than Pensions                          42,167              43,689
Deferred Income Taxes and Other                                     120,933              94,807
Shareholders' Equity
  Common stock, no par value
   Authorized 150,000 shares
   101,849 and 101,683 shares issued and outstanding at
   March 28, 1999 and December 31, 1998, respectively                 7,175               7,175
  Capital in excess of stated value                                 433,745             431,465
  Accumulated other comprehensive loss                             (119,631)            (95,139)
  Retained earnings                                                 503,706             478,091
                                                                -----------         -----------
         Total shareholders' equity                                 824,995             821,592
                                                                -----------         -----------
         Total Liabilities and Shareholders' Equity             $ 2,085,640         $ 2,082,983
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


      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
               (Dollars and shares in thousands except per share)


                                                           Three Months Ended
                                                       ---------------------------
                                                       March 28,         March 29,
                                                          1999              1998
                                                       ---------         ---------
Net sales                                              $ 560,479         $ 673,315

Cost of sales                                            425,902           518,058

Selling, general and administrative expenses              59,270            67,337

Gain on assets held for sale                              (3,500)             --
                                                       ---------         ---------

Income before interest and taxes                          78,807            87,920

Interest expense                                          12,470            14,356

Interest income                                           (1,038)             (808)
                                                       ---------         ---------

Income before income taxes                                67,375            74,372

Provision for income taxes                                24,591            29,005
                                                       ---------         ---------
Income before equity in earnings of affiliates/
        Minority interest in subsidiaries                 42,784            45,367

Equity in earnings of affiliates/Minority
        interest in subsidiaries                           1,163             1,128
                                                       ---------         ---------

Net income                                             $  43,947         $  46,495
                                                       =========         =========

Average common shares outstanding:*
        Basic                                            101,815           103,915
        Assuming exercise of options                       1,001             3,040
                                                       ---------         ---------
        Diluted                                          102,816           106,955
                                                       =========         =========

Per common share*
Net income:
        Basic                                          $    0.43         $    0.45
                                                       =========         =========
        Diluted                                        $    0.43         $    0.43
                                                       =========         =========

Dividends per common share                             $     .18         $    .164
                                                       =========         =========


* Prior year's figures have been restated to reflect the 10% stock dividend paid on June 10, 1998.

      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (Dollars in thousands)

                                                                  Three Months Ended
                                                              ---------------------------
                                                              March 28,         March 29,
                                                                1999               1998
                                                              ---------         ---------
Net Cash Provided by Operating Activities                     $  73,405         $  54,229

Cash Flows From Investing Activities:
Purchase of property, plant and equipment                       (31,472)          (43,402)
Cost of acquisitions, exclusive of cash                         (24,322)          (45,097)
Proceeds from non-operating notes receivable                     34,000              --
Proceeds from the sale of assets                                 14,477               183
Other, net                                                         (933)             (250)
                                                              ---------         ---------

Net cash used by investing activities                            (8,250)          (88,566)
                                                              ---------         ---------

Cash Flows From Financing Activities:
Proceeds from issuance of debt                                   37,578            45,249
Principal repayment of debt                                     (36,407)          (10,532)
Net increase (decrease) in commercial paper borrowings          (38,000)          108,200
Cash dividends                                                  (18,332)          (16,844)
Common shares acquired                                             --            (108,441)
Common shares issued                                              2,301            20,245
                                                              ---------         ---------

Net cash (used) provided by financing activities                (52,860)           37,877
                                                              ---------         ---------

Effects of Exchange Rate Changes on Cash                           (937)             (358)
                                                              ---------         ---------

Net Increase in Cash and Cash Equivalents                        11,358             3,182

Cash and cash equivalents at beginning of  period                57,249            53,600
                                                              ---------         ---------

Cash and cash equivalents at end of period                    $  68,607         $  56,782
                                                              =========         =========



      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1:  Basis of Interim Presentation

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods reported hereon. Operating results for the three months ended March 28, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report for the fiscal year ended December 31, 1998.


Note 2:  Dividend Declarations

         On February 3, 1999, the Board of Directors declared a regular quarterly dividend of $.18 per share. This dividend was paid March 10, 1999 to shareholders of record as of February 19, 1999.

         On April 21, 1999, the Board of Directors voted to raise the regular quarterly dividend to $.19 per share payable June 10, 1999, to all shareholders of record May 21, 1999.


Note 3:  Acquisitions/Dispositions

         During the first quarter of 1999, Sonoco completed the acquisition of Wood Composite Technology, a manufacturer of composite (i.e. wood and plastic) reels serving the wire and cable markets. The acquisition is expected to add approximately $10 million of sales annually. Sonoco also acquired tube and core operations in Brazil and Taiwan from Conitex, a wholly owned subsidiary of Texpack, a joint venture partner.

         In May 1999, Sonoco reached a definitive agreement to purchase for cash all of the composite can assets of Crown Cork & Seal, Inc. The purchase, which is pending regulatory approval, consists of three manufacturing facilities in the United States with annual sales of approximately $32 million.

         Also in the first quarter of 1999, Sonoco completed the sale of its labels and label machinery businesses in the United Kingdom and a label machinery business in the United States. These operations had sales of approximately $34 million in 1998 and $4.4 million in 1999. The sale of these operations resulted in the recognition of a $3.5 million gain.

                             SONOCO PRODUCTS COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                   (unaudited)

Note 4:  Comprehensive Income

         The following table provides a reconciliation from net income available to common shareholders to comprehensive income:

                                                                 Three Months Ended
                                                              --------------------------
                                                              March 28,        March 29,
                                                                 1999             1998
                                                              ---------        ---------
         Net income                                           $ 43,947         $ 46,495

         Other comprehensive loss:
              Foreign currency translation adjustments         (24,492)          (5,622)
                                                              --------         --------

         Comprehensive income                                 $ 19,455         $ 40,873
                                                              ========         ========


         The following table summarizes the components of the current period change in the accumulated other comprehensive income balance:

                                                              Minimum         Accumulated
                                            Foreign           Pension             Other
                                           Currency          Liability        Comprehensive
                                          Translation        Adjustment            Loss
                                          -----------        ----------       -------------
         Balance at January 1, 1999        $ (88,228)        $  (6,911)        $ (95,139)

         Current period change               (24,492)             --             (24,492)
                                           ---------         ---------         ---------

         Balance at March 28, 1999         $(112,720)        $  (6,911)        $(119,631)
                                           =========         =========         =========


Note 5:  New Accounting Pronouncement

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

                             SONOCO PRODUCTS COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                   (unaudited)

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

                    FINANCIAL SEGMENT INFORMATION (Unaudited)
                             (Dollars in thousands)

                                                           Three Months Ended
                                                    ---------------------------------
                                                    March 28, 1999     March 29, 1998
                                                    --------------     --------------
         Net Sales

                  Industrial Packaging                $ 307,890         $ 302,575

                  Consumer Packaging                    245,676           250,859

                  Other*                                  6,913           119,881
                                                      ---------         ---------


                  Consolidated                        $ 560,479         $ 673,315
                                                      =========         =========


         Operating Profit

                  Industrial Packaging                $  43,435         $  49,348

                  Consumer Packaging                     31,744            30,644

                  Other*                                    128             7,928

                  Gain on assets held for sale            3,500              --

                  Interest, net                         (11,432)          (13,548)
                                                      ---------         ---------

                  Consolidated                        $  67,375         $  74,372
                                                      =========         =========



         * Includes net sales and operating profits of divested businesses and entities previously consolidated which have been contributed to joint ventures and are no longer consolidated by Sonoco.

                        Report of Independent Accountants


To the Shareholders and Directors of Sonoco Products Company


We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of March 28, 1999, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 28, 1999 and March 29, 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 27, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






                                                   /s/PricewaterhouseCoopers LLP
                                                   -----------------------------
                                                   PricewaterhouseCoopers LLP

Charlotte, North Carolina
May 7, 1999

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

               First Quarter 1999 Compared with First Quarter 1998

Results of Operations

Consolidated net sales for the first quarter of 1999 were $560.5 million, compared with $673.3 million in the first quarter of 1998. Last year's first quarter included sales from divested operations including the Company's former labels and label machinery businesses in North America and the United Kingdom, and the Industrial Containers business. It also included sales from the Company's paper cone and roll wrap operations, both of which were subsequently contributed to joint ventures in which Sonoco is a minority or equal owner. The first quarter of 1998 also included sales of corrugating medium to Georgia-Pacific. Beginning in July 1998, corrugating medium was sold to Georgia-Pacific under a new cost-plus fixed management fee arrangement under which Sonoco no longer reports sales. On a comparable basis, excluding divested businesses, sales for the first quarter of 1999 from ongoing operations were $553.6 million, versus $553.4 million in the first quarter of 1998. Net income for the first quarter of 1999 was $43.9 million, compared with $46.5 million in the same quarter last year. Sonoco reported earnings per diluted share of $.43 for the first quarter of 1998, even with the record $.43 reported in the first quarter of 1998.

Sonoco's reported net income for the first quarter of 1999 includes a gain of $3.5 million from the sale of the Company's labels business in the United Kingdom and its label machinery businesses in the United Kingdom and the United States. In addition, the first quarter of 1999 reflects reduced interest expense from lower debt levels and lower average interest rates; and the reduction in the number of outstanding shares of common stock resulting from $169.1 million of stock repurchases during 1998. Excluding the gain, earnings per diluted share were $.39 for the first quarter of 1999.

Consumer Packaging Segment

The consumer packaging segment in the first quarter of 1999 included composite cans; plastic and fibre cartridges; capseals; flexible packaging; high density film products; folding cartons; packaging services; and coasters and glass covers.

                             SONOCO PRODUCTS COMPANY

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                             (Unaudited), continued

         First Quarter 1999 Compared with First Quarter 1998, continued

First quarter sales were $252.6 million, compared with $295.9 million in the same quarter of 1998. Last year's sales included the North American labels operations, which were sold at the beginning of the second quarter of 1998, and sales from the labels operations in the United Kingdom and label machinery operations in the United Kingdom and the United States, which were sold in the first quarter of 1999. On a comparable basis, first quarter 1999 sales were $245.7 million, versus $250.9 million in the same quarter last year. Reported operating profits in this segment were $31.9 million, compared with $33.4 million in the first quarter of 1998. On a comparable basis, operating profits were $31.7 million in the first quarter of 1999, versus $30.6 million in the same quarter last year.

The modest first quarter sales decline in the consumer segment resulted primarily from the pass through of lower raw material costs. Volume was up in the European and Latin American composite can operations as well as in the flexible packaging business. The increase in operating profits reflected improved productivity in most of the businesses in this segment.

Volume in the domestic composite can business was weaker in the snack and concentrate markets compared with the strong volumes reported in the first quarter of 1998. These weaknesses were offset in part by strong volume in nuts and foods and volume gains in Europe and South America.

Volume in the high density film products operations was lower in the first quarter of 1999 compared with the same period last year, particularly in the retail segment of the business. Selling prices were significantly lower, but earnings improved due to lower resin costs and productivity improvements.

Industrial Packaging Segment

The industrial packaging segment for the first quarter of 1999 included engineered carriers (tubes and cores); molded plugs and related products and services; injection molded and extrusion molded plastics; paper manufacturing; recovered paper operations; designed interior packaging; wood, plywood, and metal reels for wire and cable packaging; adhesives; converting machinery; and forest products.

First quarter sales for the industrial packaging segment were $307.9 million, compared with $377.4 million in the first quarter of 1998. The Company's paper cone and roll wrap businesses, both of which were included in last year's first quarter sales, were contributed to joint ventures in 1998, affecting first quarter sales comparisons. Last year's first quarter also included sales of corrugating medium which, beginning in July 1998, is sold under

                             SONOCO PRODUCTS COMPANY

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                             (Unaudited), continued

         First Quarter 1999 Compared with First Quarter 1998, continued

a cost-plus fixed management fee arrangement under which Sonoco no longer reports sales. On a comparable basis, excluding these items and sales from divested operations, sales were $307.9 million in the first quarter of 1999 compared with $302.6 million in the same quarter of 1998. Operating profits for this segment were $43.4 million, compared with $54.5 million in the same period of 1998. On a comparable basis, operating profits were $43.4 million in the first quarter of 1999 compared with $49.3 million last year.

Sales in the industrial segment were favorably impacted by acquisitions and growth in the Company's Asian and Latin American operations. Earnings for the segment were unfavorably affected by lower volumes in the domestic and European engineered carriers and paper operations.

In the domestic integrated paper and engineered carriers business, first quarter unit volume decreased approximately two percent from the same period last year. However, on a per billing day basis, volume was even with last year's first quarter. Selling prices for engineered carriers were lower compared with last year's first quarter when selling prices were raised to pass through higher recovered paper costs. Lower selling prices in the first quarter of 1999, however, were largely offset by lower raw material costs.

The domestic paper operations were not able to run at full capacity during the first quarter of 1999, unfavorably impacting earnings in this segment. The shortfall was primarily in sales to the Company's joint venture operations and slightly lower trade sales. Sales to the joint venture operations are projected to increase over the balance of 1999.

Sales and earnings were also down, compared with the first quarter of 1998, in the Company's recovered paper operations. During last year's first quarter, recovered paper costs were at their highest for the year as were sales and profits. Recovered paper costs declined over the remainder of 1998 and into the first quarter of 1999. Recovered paper costs in the first quarter of 1999 were about 40% below 1998's first quarter, lowering both sales and profits compared with the first quarter of 1998. Profits in the recovered paper operations should be ahead of last year for the balance of 1999.

The Company's paper operations in Europe experienced a similar situation with recovered paper cost at much lower levels in the first quarter of 1999 versus the same quarter last year. Volume was down in the engineered carriers business and paper operations in the first quarter of 1999 due to softness in the textile industry and over-capacity in the paper industry as producers shifted tonnage previously exported to Asia into the European market.

                             SONOCO PRODUCTS COMPANY

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                             (Unaudited), continued

         First Quarter 1999 Compared with First Quarter 1998, continued

Corporate

General corporate expenses have been allocated as operating costs to each of the segments. Interest expense was lower in the first quarter of 1999 compared with the same quarter of 1998 due to lower average borrowings and a lower average interest rate on those borrowings. Debt levels were higher in the first quarter of 1998 due to borrowings associated with the share repurchase program which was completed in 1998.

Financial Position, Liquidity and Capital Resources

The Company's financial position remained strong through the first quarter of 1999. The debt-to-capital ratio, after adjusting debt levels for excess cash related to the issuance of restricted purpose bonds, decreased to 45.4% at March 28, 1999, from 46.7% at December 31, 1998. The decrease is primarily attributable to the reduction in total debt made possible by the cash proceeds received in the first quarter of 1999 from the sale of the Intermediate Bulk Containers business and the proceeds from the sale of the labels and labels machinery business in the United Kingdom.

Working capital decreased $9.2 million to $216.1 million during the first quarter of 1999, driven by net increases in current liabilities, particularly federal income taxes payable.

The Company expects internally generated cash flows along with borrowings available under its commercial paper and other existing credit facilities to be sufficient to meet operating and normal capital expenditure requirements.

Year 2000 Readiness Disclosure and Euro Compliance

The "Year 2000 issue" relates to the inability of certain computerized information and production systems to properly recognize and process date sensitive information. This is because most of the world's computer hardware and software have historically used only two digits to identify the year, resulting in the computers' inability to distinguish between dates in the 1900's and dates in the 2000's.

In May 1997, the Company adopted a Year 2000 Plan ("Plan") to identify and address the Company's various Year 2000 issues throughout its domestic and international operations, including financial and administrative systems, process control and operating systems and information systems infrastructure. The Plan provides for six phases: (i) an inventory of all systems that might be affected by the Year 2000; (ii) assessment of Year 2000 readiness of each application identified in the inventory; (iii) planning for corrective action, which includes reviewing and

                             SONOCO PRODUCTS COMPANY

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                             (Unaudited), continued

Year 2000 Readiness Disclosure and Euro Compliance, continued

prioritizing the various corrective actions based on their relative impact on the Company's operations and profitability; (iv) initiation of corrective actions to replace or repair systems that are not Year 2000 compliant; (v) testing the new, upgraded or repaired systems; and (vi) implementation of tested systems and post-implementation support, including contingency plans for those systems most critical to the Company's ongoing operations and/or most at risk to fail. The Plan is being implemented on a Company-wide basis under the direction of the Information Services Department in cooperation with senior management and with the review of the Board of Directors' Audit Committee.

The Company has completed the inventory, assessment and planning phases for all of its material systems that may involve a Year 2000 issue. Based on the information developed, of the total system-related expenditures, the Company estimates that the total cost of achieving Year 2000 compliance in substantially all of its information technology and production systems will be approximately $30 million, of which $28 million has been spent through March 28, 1999, a portion of which was capitalized and will be amortized to earnings in future periods. Management anticipates that the remainder will be spent in the second and third quarters of 1999, and believes that the total cost of achieving Year 2000 compliance will not have a material impact on the Company's financial condition, results of operations, or cash flows. However, the Company currently is in the process of completing corrective actions and testing the new, upgraded or repaired systems. The Company may need to take additional corrective action arising out of the results of the testing, the costs of which it cannot yet predict. Testing of material systems is scheduled to be completed in the second quarter of 1999.

The Company is deploying its internal and external resources to install and test new or upgraded equipment necessary to address the Year 2000 issues in its operations. Management believes its existing personnel and outside resources are sufficient to implement the Plan on a timely basis, assuming that no unanticipated delays are encountered.

The Company's facilities utilize various control systems to monitor and regulate production operations. Although the production impact of a Year 2000 related failure varies significantly among the facilities, any such failure could cause manufacturing delays or similar inefficiencies. Due to the decentralized nature of its operations, however, management believes the potential impact of such a failure would be isolated to the affected facility. In most cases, production could be shifted to other Company facilities that have similar production capabilities and capacity until the Year 2000 issue is remedied. It is not possible to predict the

                             SONOCO PRODUCTS COMPANY

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                             (Unaudited), continued

Year 2000 Readiness Disclosure and Euro Compliance, continued

reasonable likelihood of such an event occurring or the related financial impact. Based on information developed to date, the Company does not believe it has a significant amount of software imbedded in its production equipment that is date dependent. The Company is continuing to assess its equipment for imbedded software and, consequently, may find additional software that requires correction. The Company intends to have contingency plans for its production facilities and equipment finalized by the third quarter of 1999.

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

The Company relies on third party suppliers for certain raw materials, utilities, transportation and other key services. Under the Plan, the Company has initiated efforts to evaluate the Year 2000 readiness of its key suppliers so that it can make contingency plans to reduce risks of disruption in its production and delivery processes. Paper, the Company's primary raw material, is produced internally; therefore, the Company believes it will not be subject to many of the risks attendant to companies that are substantially dependent on third party suppliers for raw materials. To date, approximately 78% of those suppliers that the Company has contacted have responded to the surveys. All have indicated that they are, or reasonably believe they will be, Year 2000 compliant with respect to operations that impact the Company.

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

                             SONOCO PRODUCTS COMPANY

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                             (Unaudited), continued

Year 2000 Readiness Disclosure and Euro Compliance, continued

There is a risk that the Company's plans for achieving Year 2000 compliance may not be completed on time, particularly in certain of the Company's European operations that are more dependent on third parties. However, the Company anticipates that if one or more of the milestones are not met with respect to any system, the Plan timetable will provide adequate advance notice to permit the Company to take those steps necessary to implement alternative plans, which could include taking the systems off-line temporarily, stockpiling inventories of raw materials or finished goods, or devoting additional Company personnel to resolve or substantially mitigate the issues. The Company is also examining the extent to which its insurance coverages may protect against or offset Year 2000-related risks.

On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies and the Euro and adopted the Euro as their common legal currency (the "Euro Conversion"). Although the Company is currently unsure of the potential impact that the Euro Conversion will have on its business, financial condition, results of operations, and cash flows, particularly as it relates to the Company's European operations, the Company does not anticipate the Euro Conversion will have a material adverse effect on the Company. The corrective actions that the Company is taking to address Year 2000 issues with respect to its European operations already include changes in its administrative and financial applications necessary to deal with the Euro Conversion at an immaterial incremental cost.

The estimates and conclusions herein contain forward-looking statements and are based on management's best estimates of future events. Risks to completing the Plan include the availability of resources, the Company's ability to discover and correct the potential Year 2000-sensitive problems that could have a serious impact on specific systems or facilities, and the ability of suppliers to bring their systems into Year 2000 compliance. All statements made herein regarding our Year 2000 efforts are "Year 2000 Readiness Disclosures" made pursuant to the Year 2000 Information and Readiness Disclosures Act, and to the extent applicable, are entitled to the protections of such act.

                             SONOCO PRODUCTS COMPANY
                          PART I. FINANCIAL INFORMATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Information about the Company's exposure to market risk was disclosed in its 1998 Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 26, 1999. There have been no material quantitative changes in market risk exposures since the date of that filing.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's annual meeting of shareholders was held on April 21, 1999. The following matters, as described more fully in the Company's Proxy Statement, were approved by the shareholders at this meeting:

         (1) The following directors were elected:

                                                              VOTES
                                                    -------------------------
                                        Term           For           Withheld
                                       ------       ----------       --------
             C. J. Bradshaw            3-year       88,708,346       513,985
             R. J. Brown               3-year       88,717,432       504,899
             J. L. Coker               3-year       88,751,601       470,730
             Paul Fulton               3-year       88,721,761       500,570
             H. L. McColl, Jr.         3-year       88,733,950       488,381
             C. D. Spangler, Jr.       1-year       88,708,413       513,918

         (2) An amendment to the Company's Restated Articles of Incorporation was approved by the shareholders increasing the number of shares of Common Stock the Company is authorized to issue from 150,000,000 shares to 300,000,000 shares. The shareholders voted 79,554,854 for and 8,794,071 against this amendment, with 873,406 votes abstaining.

         (3) PricewaterhouseCoopers LLP, Certified Public Accountants, was approved as the independent auditors of the corporation for the fiscal year ending December 31, 1999. The shareholders voted 88,955,210 for and 110,907 against this appointment, with 156,214 votes abstaining.

         There were 12,621,079 non-votes for each matter voted upon.

                             SONOCO PRODUCTS COMPANY
                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit (27) - Financial Data Schedule (for SEC use only)

         (b) No Current Reports on Form 8-K were filed by the Company during the first quarter of 1999.

                    S O N O C O  P R O D U C T S  C O M P A N Y


                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    SONOCO PRODUCTS COMPANY
                                                    -----------------------
                                                         (Registrant)



Date:     May 7, 1999                               By: /s/ F. T. Hill, Jr.
     -----------------------                           --------------------
                                                       F. T. Hill, Jr.
                                                       Vice President and
                                                       Chief Financial Officer

                             SONOCO PRODUCTS COMPANY

                                  EXHIBIT INDEX



         Exhibit
         Number                     Description
         -------                    -----------

         27.199            Financial Data Schedule for the first quarter of 1999
                            (for SEC use only)

         27.198 Restated Financial Data Schedule for the first quarter of 1998 (for SEC use only)