Form 10-Q
period 1999-06-30
SONOCO PRODUCTS CO
filed 1999-08-09
CIK 91767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                      20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 27, 1999                  Commission File No. 1-11261


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock at August 1, 1999:

                     Common stock, no par value: 101,935,240
                     ---------------------------------------

                             SONOCO PRODUCTS COMPANY


                                      INDEX



PART I. FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS:

                  Condensed Consolidated Balance Sheets - June 27, 1999 and December 31, 1998

                  Condensed Consolidated Statements of Income - Three Months and Six Months Ended June 27, 1999 and June 28, 1998

                  Condensed Consolidated Statements of Cash Flows - Six Months Ended June 27, 1999 and June 28, 1998

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

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURE

                             SONOCO PRODUCTS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Dollars and shares in thousands)

                                                                  (unaudited)
                                                                   June 27,             December 31,
                                                                     1999                  1998*
                                                                  -----------           -----------
                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                       $    44,845           $    57,249
  Trade and other accounts receivable, net of allowances              368,404               352,147
  Inventories:
         Finished and in process                                      105,541                93,829
         Materials and supplies                                       124,427               123,432
  Prepaid expenses and other                                           30,738                29,465
  Net assets held for sale                                               --                   5,294
                                                                  -----------           -----------
                                                                      673,955               661,416
PROPERTY, PLANT AND EQUIPMENT, NET                                    995,550             1,013,843
COST IN EXCESS OF FAIR VALUE OF ASSETS PURCHASED, NET                 172,141               170,361
OTHER ASSETS                                                          259,554               237,363
                                                                  -----------           -----------
         Total Assets                                             $ 2,101,200           $ 2,082,983
                                                                  ===========           ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Payable to suppliers                                            $   156,456           $   174,218
  Accrued expenses and other                                          148,352               149,467
  Notes payable and current portion of long-term debt                  76,123                96,806
  Taxes on income                                                       2,772                15,578
                                                                  -----------           -----------
                                                                      383,703               436,069
LONG-TERM DEBT                                                        699,184               686,826
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                            41,074                43,689
DEFERRED INCOME TAXES AND OTHER                                       121,889                94,807
SHAREHOLDERS' EQUITY
  Common stock, no par value
   Authorized 300,000 shares
   101,895 and 101,683 shares issued and outstanding
   at June 27, 1999 and December 31, 1998, respectively                 7,175                 7,175
  Capital in excess of stated value                                   435,133               431,465
  Accumulated other comprehensive loss                               (118,674)              (95,139)
  Retained earnings                                                   531,716               478,091
                                                                  -----------           -----------
      Total Shareholders' Equity                                      855,350               821,592
                                                                  -----------           -----------
      Total Liabilities and Shareholders' Equity                  $ 2,101,200           $ 2,082,983
                                                                  ===========           ===========


* The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited) (Dollars and shares in thousands except per share data)


                                                         Three Months Ended                 Six Months Ended
                                                     -------------------------       -----------------------------
                                                      June 27,        June 28,         June 27,          June 28,
                                                       1999             1998             1999              1998
                                                     ---------       ---------       -----------       -----------

Net sales                                            $ 611,754       $ 637,609       $ 1,172,233       $ 1,310,924

Cost of sales                                          466,632         489,708           892,534         1,007,766

Selling, general and administrative expenses            64,245          61,854           120,015           129,191

Gain on assets held for sale                             3,500          85,360             3,500            85,360
                                                     ---------       ---------       -----------       -----------

Income before interest and taxes                        84,377         171,407           163,184           259,327

Interest expense                                        11,846          12,878            24,316            27,234

Interest income                                         (1,692)         (1,963)           (2,730)           (2,771)
                                                     ---------       ---------       -----------       -----------

Income before income taxes                              74,223         160,492           141,598           234,864

Provision for income taxes                              28,575          88,095            53,166           117,100
                                                     ---------       ---------       -----------       -----------

Income before equity in earnings of affiliates/
     Minority interest in subsidiaries                  45,648          72,397            88,432           117,764

Equity in earnings of affiliates/Minority
     interest in subsidiaries                            1,716           1,544             2,879             2,672
                                                     ---------       ---------       -----------       -----------

Net income before extraordinary loss                    47,364          73,941            91,311           120,436

Extraordinary loss from early extinguishment
     of debt, net of income tax benefit                   --            11,753              --              11,753
                                                     ---------       ---------       -----------       -----------

Net income                                           $  47,364       $  62,188       $    91,311       $   108,683
                                                     =========       =========       ===========       ===========

Average common shares outstanding:
     Basic                                             101,867         103,104           101,842           103,503
     Assuming exercise of options                          975           3,183               987             3,111
                                                     ---------       ---------       -----------       -----------
     Diluted                                           102,842         106,287           102,829           106,614
                                                     =========       =========       ===========       ===========


      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited), continued
             (Dollars and shares in thousands except per share data)

                                                          Three Months Ended        Six Months Ended
                                                          -------------------     -------------------
                                                          June 27,    June 28,    June 27,    June 28,
                                                            1999       1998         1999        1998
                                                          -------     -------      ------     -------
Per common share

Net income:

     Basic, before extraordinary loss                     $   .46     $   .71      $  .90     $  1.16
     Extraordinary loss, net of income tax benefit           --          (.11)       --          (.11)
                                                          -------     -------      ------     -------
     Basic                                                $   .46     $   .60      $  .90     $  1.05
                                                          =======     =======      ======     =======

     Diluted, before extraordinary loss                   $   .46     $   .70      $  .89     $  1.13
     Extraordinary loss, net of income tax benefit           --          (.11)       --          (.11)
                                                          -------     -------      ------     -------
     Diluted                                              $   .46     $   .59      $  .89     $  1.02
                                                          =======     =======      ======     =======

Dividends per common share                                $   .19     $   .18      $ .370     $  .344
                                                          =======     =======      ======     =======

      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (Dollars in thousands)


                                                                    Six Months Ended
                                                              ---------------------------
                                                               June 27,          June 28,
                                                                 1999              1998
                                                              ---------         ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                     $  67,476         $  87,645

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                       (64,437)         (101,153)
Cost of acquisitions, exclusive of cash                         (25,770)          (46,524)
Proceeds from non-operating notes receivable                     34,000              --
Proceeds from the sale of assets                                 15,433           295,861
Other, net                                                         (933)           (1,614)
                                                              ---------         ---------

Net cash (used) provided by investing activities                (41,707)          146,570
                                                              ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt                                   46,040            97,069
Principal repayment of debt                                     (64,796)         (111,614)
Net increase (decrease) in commercial paper borrowings           17,000           (62,500)
Cash dividends                                                  (37,686)          (35,414)
Common shares acquired                                             (217)         (138,524)
Common shares issued                                              2,854            26,398
                                                              ---------         ---------


Net cash used by financing activities                           (36,805)         (224,585)
                                                              ---------         ---------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                         (1,368)             (246)
                                                              ---------         ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (12,404)            9,384

Cash and cash equivalents at beginning of period                 57,249            53,600
                                                              ---------         ---------

Cash and cash equivalents at end of period                    $  44,845         $  62,984
                                                              =========         =========

      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1:  BASIS OF INTERIM PRESENTATION

         In the opinion of the management of Sonoco Products Company (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows for the interim periods reported hereon. Operating results for the three and six months ended June 27, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report for the fiscal year ended December 31, 1998.


NOTE 2:  DIVIDEND DECLARATIONS

         On April 21, 1999, the Board of Directors declared a regular quarterly dividend of $.19 per share. This dividend was paid June 10, 1999, to all shareholders of record May 21, 1999.

         On July 21, 1999, the Board of Directors declared a regular quarterly dividend of $.19 per share payable September 10, 1999, to all shareholders of record August 20, 1999.


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

         In July 1999, Sonoco received regulatory approval to proceed with the purchase of the composite can assets of Crown Cork & Seal, Inc. The purchase, when completed, will consist of three manufacturing facilities in the United States with annual sales of approximately $32 million.

         Also in July 1999, the Company signed a definitive agreement to purchase the flexible packaging division of Graphic Packaging Corporation, a wholly owned subsidiary of ACX Technologies, Inc. for approximately $105 million. Completion of the all-cash purchase, which is subject to regulatory approval, is expected in the third quarter of 1999.

         Also, in the first quarter of 1999, Sonoco completed the sale of its labels and label machinery businesses in the United Kingdom and a label machinery business in the United States. These operations had sales of approximately $34 million in 1998 and $4.4 million in 1999. The completion of the sale of these operations resulted in the recognition of a $3.5 million gain.

                             SONOCO PRODUCTS COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (unaudited)

NOTE 4:  COMPREHENSIVE INCOME

         The following table provides a reconciliation from net income to comprehensive income (dollars in thousands):

                                                           Three Months Ended           Six Months Ended
                                                         ----------------------      -----------------------
                                                         June 27,      June 28,      June 27,       June 28,
                                                           1999          1998          1999           1998
                                                         --------      --------      --------       --------
                  Net income                             $ 47,364      $ 62,188      $ 91,311       $108,683

                  Other comprehensive income:
                       Foreign currency translation
                           adjustments                        957         9,413       (23,535)         3,791
                                                         --------      --------      --------       --------


                  Comprehensive income                   $ 48,321      $ 71,601      $ 67,776       $112,474
                                                         ========      ========      ========       ========

         The following table summarizes the components of the current period change in the accumulated other comprehensive income balances (dollars in thousands):

                                                    Foreign          Minimum        Accumulated
                                                   Currency          Pension           Other
                                                  Translation       Liability      Comprehensive
                                                  Adjustments       Adjustment         Income
                                                   ---------        ---------        ---------
                  Balance at January 1, 1999       $ (88,228)       $  (6,911)       $ (95,139)

                  Current period change              (23,535)            --            (23,535)
                                                   ---------        ---------        ---------

                  Balance at June 27, 1999         $(111,763)       $  (6,911)       $(118,674)
                                                   =========        =========        =========


NOTE 5:  NEW ACCOUNTING PRONOUNCEMENT

         On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

                             SONOCO PRODUCTS COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (unaudited)

NOTE 6:  FINANCIAL SEGMENT INFORMATION

         Sonoco reports its results in two primary segments, Industrial Packaging and Consumer Packaging. The Industrial Packaging segment includes the following businesses: engineered carriers (tubes and cores); molded plugs and related products and services; injection molded and extruded plastics; paper manufacturing; recovered paper operations; designed interior packaging; wood, plywood, and metal reels for wire and cable packaging; adhesives; converting machinery; and forest products. The Consumer Packaging segment includes the following businesses: composite cans; plastic and fibre cartridges; capseals; flexible packaging; high density film products; folding cartons; packaging services; and coasters and glass covers.

                   FINANCIAL SEGMENT INFORMATION (UNAUDITED)
                             (Dollars in thousands)

                                                                Three Months Ended                      Six Months Ended
                                                          ------------------------------        ------------------------------
                                                         June 27, 1999      June 28, 1998      June 27, 1999      June 28, 1998
                                                          -----------        -----------        -----------        -----------
         Net Sales

               Industrial Packaging                       $   338,381        $   343,002        $   646,271        $   645,577

               Consumer Packaging                             271,613            259,858            517,289            510,717

               Other*                                           1,760             34,749              8,673            154,630
                                                          -----------        -----------        -----------        -----------

                    Consolidated                          $   611,754        $   637,609        $ 1,172,233        $ 1,310,924
                                                          ===========        ===========        ===========        ===========


         Operating Profit

               Industrial Packaging                       $    47,969        $    53,993        $    91,404        $   103,341

               Consumer Packaging                              36,460             32,550             68,204             63,194

               Other*                                             (52)              (496)                76              7,432

               Net gain on sales of divested assets              --               85,360              3,500             85,360

               Interest, net                                  (10,154)           (10,915)           (21,586)           (24,463)
                                                          -----------        -----------        -----------        -----------

                  Consolidated                            $    74,223        $   160,492        $   141,598        $   234,864
                                                          ===========        ===========        ===========        ===========


* Includes net sales and operating profits of divested businesses and entities previously consolidated which have been contributed to joint ventures and are no longer consolidated by Sonoco.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of Sonoco Products Company


We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of June 27, 1999, and the related condensed consolidated statements of income for each of the three-month and six-month periods ended June 27, 1999 and June 28, 1998, and the condensed consolidated statements of cash flows for the six-month periods ended June 27, 1999 and June 28, 1998. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended (not presented herein), and in our report dated January 27, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






                                                  /s/PricewaterhouseCoopers LLP
                                                  ------------------------------
                                                  PricewaterhouseCoopers LLP

Charlotte, North Carolina
August 9, 1999

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

              SECOND QUARTER 1999 COMPARED WITH SECOND QUARTER 1998

RESULTS OF OPERATIONS

Consolidated net sales for the second quarter of 1999 were $611.8 million, compared with $637.6 million in the second quarter of 1998. Last year's second quarter included sales from divested operations including the Company's former labels and label machinery businesses in North America and the United Kingdom, and the Industrial Containers business. It also included sales from the Company's paper cone and roll wrap operations, both of which were subsequently contributed to joint ventures in which Sonoco is a minority or equal owner. The second quarter of 1998 also included sales of corrugating medium to Georgia-Pacific. Beginning in July 1998, corrugating medium was sold to Georgia-Pacific under a new cost-plus fixed management fee arrangement under which Sonoco no longer reports sales. On a comparable basis, excluding divested businesses and entities previously consolidated which have been contributed to joint ventures and are no longer consolidated by Sonoco, sales for the second quarter of 1999 from ongoing operations were $610.0 million, versus $602.9 million in the second quarter of 1998.

Reported net income for the quarter was $47.4 million versus $62.2 million in the second quarter of 1998, which included certain one-time transactions. Excluding the one-time transactions, net income for the second quarter of 1998 was $47.4 million. These one-time transactions in 1998 included an after-tax gain of $40 million resulting from the sale of Sonoco's fibre drum and plastic drum operations and a $13.5 million after-tax charge in the second quarter relating to the disposition of former Engraph operations. Net income in 1998 also included the effect of an extraordinary, after-tax loss of $11.8 million resulting from the repurchase of $58.7 million of 9.2% notes. Sonoco reported second quarter earnings of $.46 per diluted share versus $.59 in 1998 including the impact of these one-time transactions. Excluding these one-time transactions, earnings per diluted share were $.45 for the second quarter of 1998. In addition, reported earnings per diluted share for the second quarter of 1999 reflect reduced interest expense from lower debt levels and the reduction in the number of outstanding shares of common stock resulting from $169.1 million of stock repurchases during 1998.

                             SONOCO PRODUCTS COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

        SECOND QUARTER 1999 COMPARED WITH SECOND QUARTER 1998, CONTINUED

CONSUMER PACKAGING SEGMENT

The consumer packaging segment in the second quarter of 1999 included composite cans; plastic and fibre cartridges; capseals; flexible packaging; high density film products; folding cartons; packaging services; and coasters and glass covers.

Second quarter sales were $273.4 million, compared with $271.5 million in the same quarter of 1998. Last year's sales included the North American labels operations, which were sold at the beginning of the second quarter of 1998, and sales from the labels operations in the United Kingdom and label machinery operations in the United Kingdom and the United States, which were sold in the second quarter of 1999. On a comparable basis, second quarter 1999 sales were $271.6 million, versus $259.9 million in the same quarter last year. Reported operating profits in this segment were $36.4 million, compared with $30.7 million in the second quarter of 1998. On a comparable basis, operating profits were $36.5 million in the second quarter of 1999, versus $32.6 million in the same quarter last year.

The increase in second quarter sales in this segment resulted primarily from increased volume in flexible packaging operations and the European composite can operations. The Company's co-extruded, laminated flexible packaging operations saw increases in internal sales to the Company's consumer products businesses, as well as from new confectionery product introductions by a major customer. New introductions in the snack food market in Europe helped boost composite can volume. The increase in operating profit reflects improved productivity in the domestic composite can, high density film and flexible packaging operations, plus a gain of $1.4 million from the sale of real estate.

In the domestic composite can operations, sales in the nuts and powdered beverage product lines were strong, while sales volume in the snack, refrigerated dough and frozen concentrate lines declined during the quarter. The rate of sales decline in frozen concentrates lessened, reflecting the conversion of a previous self-manufacturer. The Company opened a new composite can plant in Mexico during the second quarter, primarily to serve the powdered infant formula market.

                             SONOCO PRODUCTS COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

        SECOND QUARTER 1999 COMPARED WITH SECOND QUARTER 1998, CONTINUED

INDUSTRIAL PACKAGING SEGMENT

The industrial packaging segment for the second quarter of 1999 included engineered carriers (tubes and cores); molded plugs and related products and services; injection molded and extrusion molded plastics; paper manufacturing; recovered paper operations; designed interior packaging; wood, plywood, and metal reels for wire and cable packaging; adhesives; converting machinery; and forest products.

Second quarter sales for the industrial packaging segment were $338.4 million, compared with $366.1 million in the second quarter of 1998. The Company's paper cone and roll wrap businesses, both of which were included in last year's second quarter sales, were contributed to joint ventures in 1998, affecting second quarter sales comparisons. Last year's second quarter also included sales of corrugating medium which, beginning in July 1998, is sold under a cost-plus fixed management fee arrangement under which Sonoco no longer reports sales. On a comparable basis, excluding these items and sales from divested operations, sales in 1998 would have been $343.0 million. Operating profits for this segment were $48.0 million, compared with $55.3 million in the same period of 1998. Included in 1999 results is a $2.4 million charge related to the shutdown of a paper mill in the United Kingdom and associated redundancies. Excluding this charge in 1999, and excluding operating profits from divested businesses and previously consolidated entities which have been contributed to joint ventures and are no longer consolidated by Sonoco, comparable operating profits were $50.4 million and $54.0 million, in 1999 and 1998, respectively.

Volumes improved in virtually all of the industrial businesses globally, including the paper operations that are currently operating near capacity. The profit impact from volume gains was more than offset, however, by an unfavorable price/cost ratio reflecting increasing raw material costs during the quarter, including recovered paper (OCC) costs. In response, the company announced a 7-1/2% - 9% increase in U.S. prices for its paper-based engineered carriers in July, as well as price increases for Asia, Europe, Latin America, Canada and Mexico. The Company had not announced a general price increase for its engineered carriers since August 1997.

Historically, full implementation of price increases for engineered carriers lags increased paper prices. Therefore, a positive impact from the price increase in the third quarter is not expected. There has been a steady, month-over-month increase in demand for engineered carriers since February of this year. In addition, paperboard volume, both internally and from paper supplied under contract to our joint venture partners, improved throughout the quarter as did capacity utilization in our paper mills. These improvements are expected to continue throughout the balance of 1999.

                             SONOCO PRODUCTS COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

           JUNE 1999 YEAR-TO-DATE COMPARED WITH JUNE 1998 YEAR-TO-DATE

Consolidated net sales for the first six months of 1999 were $1.17 billion, compared with $1.31 billion in the first six months of 1998. Last year's sales included approximately $131.7 million from the following divested operations: the North American labels operation and the fibre and plastic drum portions of the industrial containers business, both divested at the beginning of the second quarter of 1998; and the roll wrap and paper cone operations which were contributed to separate joint ventures during 1998. In addition, 1998 results included sales of corrugating medium which, beginning in July 1998, is sold under a cost-plus fixed management fee arrangement under which Sonoco no longer reports sales. Comparable net sales were $1.16 billion in 1999, even with $1.16 billion in 1998. Net income for the first half of 1999, including a gain of $3.5 million from the sale of the Company's labels business in the United Kingdom and its label machinery businesses in the United Kingdom and the United States, was $91.3 million compared to $108.7 million in 1998,which included numerous special one-time transactions discussed earlier. Excluding these transactions, comparable net income was $87.1 million, a 7.2% decrease from the $93.9 reported during the first half of 1998.

CONSUMER PACKAGING SEGMENT

Trade sales for the consumer packaging segment in the first six months of 1999 were $526.0 million, compared with $567.4 million in the first half of 1998. On a comparable basis, trade sales for the first six months of 1998 were $510.7 million, as last year's sales included approximately $56.7 million from the North American labels operations, divested at the beginning of the second quarter of 1998. Operating profits in this segment were $68.3 million for the first half of 1999, compared with $64.1 million during the same period last year. On a comparable basis, excluding divested operations, operating profits increased 7.9% to $68.2 million from 1998's $63.2 million.

The company's global composite can operations remain strong. Volume increases in the powdered beverage and nuts markets were offset by weakness in the frozen concentrate, snacks, and dough market.

Volume increased in Sonoco's high density film products operations led by increases in both the grocery and retail markets. Sales prices, however, declined over last year, but were more than offset by lower resin costs.

Volume increased in the company's flexible packaging operations in both the confectionery and liners markets. Productivity improvements and favorable raw material price changes also contributed to this group's improved performance over the first half of 1998.

                             SONOCO PRODUCTS COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

           JUNE 1999 YEAR-TO-DATE COMPARED WITH JUNE 1998 YEAR-TO-DATE

INDUSTRIAL PACKAGING SEGMENT

Trade sales for the industrial packaging segment for the first six months of 1999 were $646.3 million, compared with $743.5 million in the first half of 1998. The Company's paper cone and roll wrap businesses, both of which were included in last year's sales, were contributed to joint ventures in 1998, affecting second quarter sales comparisons. Last year's first half also included sales of corrugating medium which, beginning in July 1998, is sold under a cost-plus fixed management fee arrangement under which Sonoco no longer reports sales. On a comparable basis, excluding these items and sales from divested operations, sales in 1998 would have been $645.6 million. Operating profits for this segment in the first half of 1999 were $91.4 million, compared with the $109.9 million reported in the same period of 1998. On a comparable basis, excluding divested operations and entities previously consolidated which have been contributed to joint ventures and are no longer consolidated by Sonoco, 1998 profit was $103.3 million.

Volume in the global tube and core operations remained strong compared with a year ago. Selling prices declined across all segments, more than offsetting small declines in raw material prices.

CORPORATE

General corporate expenses have been allocated as operating costs to each of the segments. Year to date interest expense was lower in the first six months of 1999 compared with the same period last year due to higher debt levels in the first quarter of 1998 associated with the share repurchase program completed that year.

In July 1999, Sonoco received regulatory approval to proceed with the purchase of the composite can assets of Crown Cork & Seal, Inc. The purchase, when completed, will consist of three manufacturing facilities in the United States with annual sales of approximately $32 million. Also in July 1999, the Company signed a definitive agreement to purchase the flexible packaging division of Graphic Packaging Corporation, a wholly owned subsidiary of ACX Technologies, Inc. for approximately $105 million. Completion of the all-cash purchase, which is subject to regulatory approval, is expected in the third quarter of 1999. Both purchases will become part of the Consumer Packaging segment.

               FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's financial position remained strong through the first half of 1998. The debt-to-capital ratio, after adjusting debt levels for excess cash related to the issuance of restricted purpose bonds, decreased slightly to 46.3% at June 27, 1999, from 46.7% at December 31, 1998.

                             SONOCO PRODUCTS COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

         FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

Working capital increased $64.9 million to $290.3 million during the first half of 1999, driven mainly by lower payables and decreases in short-term debt.

The Company expects internally generated cash flows, along with borrowings available under its commercial paper and other existing credit facilities, to be sufficient to meet operating and normal capital expenditure requirements.

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

The Company has completed the inventory, assessment, planning and correction phases for all of its material systems that may involve a Year 2000 issue. In approximately 90% of its operations, final testing and implementation have also been completed. Testing of material systems in the remaining operations is scheduled to be completed in the third quarter of 1999. Based on the information developed from the work performed to date, of the total system-related expenditures, the Company estimates that the total cost of achieving Year 2000 compliance in substantially all of its information technology and production systems will be approximately $30 million, of which approximately $28.5 million has been spent through June 27, 1999, a portion of which was capitalized and will be amortized to earnings in future periods. The funds were spent primarily on the correction

                             SONOCO PRODUCTS COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

          YEAR 2000 READINESS DISCLOSURE AND EURO COMPLIANCE, CONTINUED

and implementation phases. Management anticipates that the remainder will be spent in the third quarter of 1999, and believes that the total cost of achieving Year 2000 compliance will not have a material impact on the Company's financial condition, results of operations, or cash flows. However, the Company currently is in the process of completing corrective actions and testing the new, upgraded or repaired systems. The Company may need to take additional corrective action arising out of the results of the testing, the costs of which it cannot yet predict.

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

The Company intends to have contingency plans for its administration functions, production facilities, and equipment finalized by the third quarter of 1999. The Company's contingency plans will assume a worst-case scenario that includes short-term power outages, short-term transportation and supply shortages, and short-term voice and data communication failures. Mitigation plans vary somewhat between business units, but share a common focus on safety, asset and revenue protection, and supply chain management. Specific contingency options include manual procedures, alternate site production capability, and increased raw material inventories.

The Company also maintains a wide variety of administrative and financial applications that require corrective actions to handle Year 2000 dates. The Company has installed and tested new, more centralized software systems throughout its North American operations that are designed to address Year 2000 issues. Such

                             SONOCO PRODUCTS COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

          YEAR 2000 READINESS DISCLOSURE AND EURO COMPLIANCE, CONTINUED

applications generally are decentralized in the Company's international operations. Consequently, any Year 2000 failure would be isolated to a single facility or operation. In most instances, the Company has the ability to run these applications off-line with the assistance of additional Company personnel, if necessary.

The Company relies on third party suppliers for certain raw materials, utilities, transportation and other key services. Under the Plan, the Company has initiated efforts to evaluate the Year 2000 readiness of its key suppliers so that it can make contingency plans to reduce risks of disruption in its production and delivery processes. Paper, the Company's primary raw material, is produced internally; therefore, the Company believes it will not be subject to many of the risks attendant to companies that are substantially dependent on third party suppliers for raw materials. To date, approximately 80% of those suppliers that the Company has contacted have responded to the surveys. All have indicated that they are, or believe they will be, Year 2000 compliant with respect to operations that impact the Company.

Although possible Year 2000 interruptions in customers' operations could result in reduced sales, increased inventory or receivable levels and reduction in cash flow, the Company believes that its customer base is broad enough to minimize the effects of such occurrences. Nevertheless, the Company is actively communicating with each of its more significant customers in order to devise adequate contingency plans where necessary.

There is a risk that the Company's plans for achieving Year 2000 compliance may not be completed on time, particularly in certain of the Company's European operations that are more dependent on third parties. However, the Company anticipates that if one or more of the milestones are not met with respect to any system, the Plan timetable will provide adequate advance notice to permit the Company to take those steps necessary to implement contingency plans, which could include taking the systems off-line temporarily, stockpiling inventories of raw materials or finished goods, or devoting additional Company personnel to resolve or substantially mitigate the issues.

                             SONOCO PRODUCTS COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

          YEAR 2000 READINESS DISCLOSURE AND EURO COMPLIANCE, CONTINUED

On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies and the Euro and adopted the Euro as their common legal currency (the "Euro Conversion"). The impact of the Euro Conversion has not been material to the Company in the first six months of 1999. The Company is currently unsure of the future impact that the Euro Conversion will have, particularly as it relates to its European operations. However, the Company does not anticipate that the Euro Conversion will have a material adverse effect on its future business, financial condition, results of operations, or cash flows. The corrective actions that the Company is taking to address Year 2000 issues with respect to its European operations already include changes in its administrative and financial applications necessary to deal with the Euro Conversion at an immaterial incremental cost.

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

                             SONOCO PRODUCTS COMPANY
                          PART I. FINANCIAL INFORMATION

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

                Information about the Company's exposure to market risk was disclosed in its 1998 Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 26, 1999. There have been no material changes in market risk exposures since the date of that filing.


                           PART II. OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders

                Incorporated by reference to the information set forth under
                Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1999.

Item 6.         Exhibits and Reports on Form 8-K

                (a)     Exhibit 3-1 - Articles of Incorporation (as amended)

                        Exhibit 3-2 - Bylaws (as amended)

                        Exhibit 27 - Financial Data Schedule (for SEC use only)

                (b) No Current Reports on Form 8-K were filed by the Company during the second quarter of 1999.

                   S O N O C O  P R O D U C T S  C O M P A N Y


                                    SIGNATURE




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                   SONOCO PRODUCTS COMPANY
                                                   -----------------------
                                                         (Registrant)



Date:    August 9, 1999                            By:/s/ F. Trent Hill, Jr.
     -------------------------                        --------------------------
                                                      F. T. Hill, Jr.
                                                      Vice President and
                                                      Chief Financial Officer

                             SONOCO PRODUCTS COMPANY

                                  EXHIBIT INDEX



                     Exhibit
                     Number            Description
                     ------            -----------

                     3.1               Articles of Incorporation (as amended)

                     3.2               Bylaws (as amended)

                     27 Financial Data Schedule for the second quarter of 1999 (for SEC use only)