Form 10-Q
period 1999-09-26
SONOCO PRODUCTS CO
filed 1999-11-10
CIK 91767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                      20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 26, 1999             Commission File No. 1-11261


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

                                 Yes [X] No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock at October 31, 1999:

                    Common stock, no par value: 101,968,833
                    ---------------------------------------

                             SONOCO PRODUCTS COMPANY


                                      INDEX



                  PART I.  FINANCIAL INFORMATION

                           Item 1.  Financial Statements:

                                    Condensed Consolidated Balance Sheets -
                                    September 26, 1999 and December 31, 1998

                                    Condensed Consolidated Statements of Income
                                    - Three Months and Nine Months Ended
                                    September 26, 1999 and September 27, 1998

                                    Condensed Consolidated Statements of Cash
                                    Flows - Nine Months Ended September 26, 1999
                                    and September 27, 1998

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

                  PART II. OTHER INFORMATION

                           Item 6.  Exhibits and Reports on Form 8-K


                  SIGNATURE

                             SONOCO PRODUCTS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Dollars and shares in thousands)

                                                                  (unaudited)
                                                                  September 26,    December 31,
                                                                      1999             1998*
                                                                  -------------    ------------
                           Assets
                           ------
Current Assets
  Cash and cash equivalents                                      $    52,124       $    57,249
  Trade and other accounts receivable, net of allowances             390,247           352,147
  Inventories:
         Finished and in process                                     119,733            93,829
         Materials and supplies                                      130,599           123,432
  Prepaid expenses and other                                          28,381            29,465
  Net assets held for sale                                              --               5,294
                                                                 -----------       -----------
                                                                     721,084           661,416
Property, Plant and Equipment, Net                                 1,039,280         1,013,843
Cost in Excess of Fair Value of Assets Purchased, Net                252,419           170,361
Other Assets                                                         276,902           237,363
                                                                 -----------       -----------
         Total Assets                                            $ 2,289,685       $ 2,082,983
                                                                 ===========       ===========

         Liabilities and Shareholders' Equity
         ------------------------------------
Current Liabilities
  Payable to suppliers                                           $   179,465       $   174,218
  Accrued expenses and other                                         152,618           149,467
  Notes payable and current portion of long-term debt                106,204            96,806
  Taxes on income                                                     15,778            15,578
                                                                 -----------       -----------
                                                                     454,065           436,069
Long-Term Debt                                                       790,607           686,826
Postretirement Benefits Other than Pensions                           39,731            43,689
Deferred Income Taxes and Other                                      124,397            94,807
Shareholders' Equity
  Common stock, no par value
   Authorized 300,000 shares
   101,969 and 101,683 shares issued and outstanding
   at September 26, 1999 and December 31, 1998, respectively           7,175             7,175
  Capital in excess of stated value                                  436,974           431,465
  Accumulated other comprehensive loss                              (120,874)          (95,139)
  Retained earnings                                                  557,610           478,091
                                                                 -----------       -----------
         Total Shareholders' Equity                                  880,885           821,592
                                                                 -----------       -----------
         Total Liabilities and Shareholders'  Equity             $ 2,289,685       $ 2,082,983
                                                                 ===========       ===========



* The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
            (Dollars and shares in thousands except per share data)


                                                         Three Months Ended                 Nine Months Ended
                                                     -------------------------         ---------------------------
                                                     Sept. 26,       Sept. 27,         Sept. 26,         Sept. 27,
                                                       1999            1998              1999              1998
                                                     ---------       ---------         ---------         ---------

Net sales                                            $ 620,027       $ 606,981       $ 1,792,260       $ 1,917,905

Cost of sales                                          476,069         467,703         1,368,603         1,475,327

Selling, general and administrative expenses            63,427          66,786           183,442           196,119

Gain on assets held for sale                              --              --               3,500            85,360
                                                     ---------       ---------       -----------       -----------

Income before interest and taxes                        80,531          72,492           243,715           331,819

Interest expense                                        12,914          13,256            37,230            40,490

Interest income                                         (1,310)         (1,511)           (4,040)           (4,282)
                                                     ---------       ---------       -----------       -----------

Income before income taxes                              68,927          60,747           210,525           295,611

Provision for income taxes                              25,542          22,647            78,708           139,747
                                                     ---------       ---------       -----------       -----------

Income before equity in earnings of affiliates/
     Minority interest in subsidiaries                  43,385          38,100           131,817           155,864

Equity in earnings of affiliates/Minority
     interest in subsidiaries                            1,882           1,639             4,761             4,311
                                                     ---------       ---------       -----------       -----------

Net income before extraordinary loss                    45,267          39,739           136,578           160,175

Extraordinary loss from early extinguishment
     of debt, net of income tax benefit                   --              --                --              11,753
                                                     ---------       ---------       -----------       -----------

Net income                                           $  45,267       $  39,739       $   136,578       $   148,422
                                                     =========       =========       ===========       ===========





      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited), continued
            (Dollars and shares in thousands except per share data)

                                                           Three Months Ended                 Nine Months Ended
                                                        --------------------------        --------------------------
                                                        Sept. 26,        Sept. 27,        Sept. 26,        Sept. 27,
                                                          1999             1998             1999             1998
                                                        ---------        ---------        ---------        ---------

Average common shares outstanding:
    Basic                                                101,946          101,976          101,877          102,988
    Assuming exercise of options                             953            1,171              976            1,776
                                                        --------         --------         --------         --------
    Diluted                                              102,899          103,147          102,853          104,764
                                                        ========         ========         ========         ========


Per common share
----------------

Net income:

     Basic, before extraordinary loss                   $    .44         $    .39         $   1.34         $   1.55
     Extraordinary loss, net of income tax benefit          --               --               --               (.11)
                                                        --------         --------         --------         --------
     Basic                                              $    .44         $    .39         $   1.34         $   1.44
                                                        ========         ========         ========         ========

     Diluted, before extraordinary loss                 $    .44         $    .39         $   1.33         $   1.53
     Extraordinary loss, net of income tax benefit          --               --               --               (.11)
                                                        --------         --------         --------         --------
     Diluted                                            $    .44         $    .39         $   1.33         $   1.42
                                                        ========         ========         ========         ========

Dividends per common share                              $    .19         $    .18         $    .56         $   .524
                                                        ========         ========         ========         ========








      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (Dollars in thousands)

                                                                Nine Months Ended
                                                            -------------------------
                                                            Sept. 26,       Sept. 27,
                                                              1999            1998
                                                            ---------       ---------

Net Cash Provided by Operating Activities                   $ 171,055       $ 146,052

Cash Flows From Investing Activities:
Purchase of property, plant and equipment                     (94,314)       (154,928)
Cost of acquisitions, exclusive of cash                      (180,684)        (72,524)
Proceeds from non-operating notes receivable                   34,000            --
Proceeds from the sale of assets                               15,692         296,861
Investments in affiliates                                     (14,568)           --
Other, net                                                       (688)         (1,614)
                                                            ---------       ---------

Net cash (used) provided by investing activities             (240,562)         67,795
                                                            ---------       ---------

Cash Flows From Financing Activities:
Proceeds from issuance of debt                                124,988         144,008
Principal repayment of debt                                   (68,004)       (155,269)
Net increase (decrease) in commercial paper borrowings         61,800         (13,500)
Cash dividends                                                (57,059)        (53,736)
Common shares acquired                                           (217)       (169,080)
Common shares issued                                            4,277          27,362
                                                            ---------       ---------

Net cash provided (used) by financing activities               65,785        (220,215)
                                                            ---------       ---------

Effects of exchange rate changes on cash                       (1,403)           (331)
                                                            ---------       ---------

Net Decrease in Cash and Cash Equivalents                      (5,125)         (6,699)

Cash and cash equivalents at beginning of  period              57,249          53,600
                                                            ---------       ---------

Cash and cash equivalents at end of period                  $  52,124       $  46,901
                                                            =========       =========





     See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1:  Basis of Interim Presentation

         In the opinion of the management of Sonoco Products Company (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations , and cash flows for the interim periods reported hereon. Operating results for the three and nine months ended September 26, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report for the fiscal year ended December 31, 1998.


Note 2:  Dividend Declarations

         On July 21, 1999, the Board of Directors declared a regular quarterly dividend of $.19 per share. This dividend was paid September 10, 1999, to all shareholders of record August 20, 1999.

         October 11, 1999, the Board of Directors declared a regular quarterly dividend of $.19 per share payable December 10, 1999, to all shareholders of record November 19, 1999.


Note 3:  Acquisitions/Dispositions

         During the first quarter of 1999, Sonoco completed the acquisition of Wood Composite Technology, a manufacturer of composite (i.e. wood and plastic) reels serving the wire and cable markets. The acquisition is expected to add approximately $10 million of sales annually to the Industrial Packaging segment. Sonoco also acquired tube and core operations in Brazil and Taiwan from Conitex, a wholly owned subsidiary of Texpack, a joint venture partner.

         During the third quarter of 1999, Sonoco completed two acquisitions in the Company's Consumer Packaging segment. In August, Sonoco completed the purchase of the composite can assets of Crown Cork & Seal, Inc. This acquisition consisted of three manufacturing facilities in the United States with annual sales of approximately $32 million. In September, Sonoco completed the acquisition of the flexible packaging division of Graphic Packaging Corporation, a wholly owned subsidiary of ACX Technologies, Inc. Graphic's flexible packaging operations had 1998 sales of approximately $120 million.

         Also, in the first quarter of 1999, Sonoco completed the sale of its labels and label machinery businesses in the United Kingdom and a label machinery business in the United States. These operations had sales of approximately $34 million in 1998 and $4.4 million in 1999. The completion of the sale of these operations resulted in the recognition of a $3.5 million gain.

         The total cost of acquisitions in 1999 was $180.7 million.

                             SONOCO PRODUCTS COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                   (unaudited)

Note 4:  Comprehensive Income

         The following table provides a reconciliation from net income to comprehensive income (dollars in thousands):

                                                Three Months Ended               Nine Months Ended
                                              ------------------------       -------------------------
                                              Sept. 26,      Sept. 27,       Sept. 26,       Sept. 27,
                                                1999           1998            1999            1998
                                              ---------      ---------       ---------       ---------

          Net income                           $ 45,267       $ 39,739       $ 136,578       $148,422

          Other comprehensive income:
             Foreign currency translation
              adjustments                        (2,200)          (528)        (25,735)         3,263
                                               --------       --------       ---------       --------

          Comprehensive income                 $ 43,067       $ 39,211       $ 110,843       $151,685
                                               ========       ========       =========       ========

         The following table summarizes the components of the current period change in the accumulated other comprehensive loss balances (dollars in thousands):

                                       Foreign       Minimum     Accumulated
                                       Currency      Pension        Other
                                      Translation   Liability   Comprehensive
                                      Adjustments   Adjustment       Loss
                                      -----------   ----------  -------------

         Balance at January 1, 1999   $ (88,228)     $ (6,911)    $ (95,139)

         Year to date change            (25,735)         --         (25,735)
                                      ---------      --------     ---------

         Balance at Sept. 26, 1999    $(113,963)     $ (6,911)    $(120,874)
                                      =========      ========     =========


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

                             SONOCO PRODUCTS COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                   (unaudited)

Note 6:  Financial Segment Information

         Sonoco reports its results in two primary segments, Industrial Packaging and Consumer Packaging. The Industrial Packaging segment includes the following businesses: engineered carriers/paper (paper and plastic tubes and cores, paper manufacturing and recovered paper operations) and protective packaging (designed interior packaging and protective reels). The Consumer Packaging segment includes the following businesses: composite cans; flexible packaging (printed flexibles, bag and film products, and container seals); and specialty packaging and services (folding cartons, covers and coasters, graphics management, and packaging centers).

                    FINANCIAL SEGMENT INFORMATION (Unaudited)
                             (Dollars in thousands)

                                                   Three Months Ended                 Nine Months Ended
                                             -----------------------------    --------------------------------
                                             Sept. 26, 1999  Sept. 27 1998    Sept. 26, 1999    Sept. 27, 1998
                                             --------------  -------------    --------------    --------------
     Net Sales

         Industrial Packaging                  $ 340,456       $ 324,813       $   986,727       $   970,390

         Consumer Packaging                      279,571         259,494           796,860           770,211

         Other*                                     --            22,674             8,673           177,304
                                               ---------       ---------       -----------       -----------

             Consolidated                      $ 620,027       $ 606,981       $ 1,792,260       $ 1,917,905
                                               =========       =========       ===========       ===========


     Operating Profit

         Industrial Packaging                  $  46,047       $  45,342       $   137,451       $   148,683

         Consumer Packaging                       34,677          27,769           102,881            90,963

         Other*                                     (193)           (619)             (117)            6,813

         Net gain on assets held for sale           --              --               3,500            85,360

         Interest expense, net                   (11,604)        (11,745)          (33,190)          (36,208)
                                               ---------       ---------       -----------       -----------

             Consolidated                      $  68,927       $  60,747       $   210,525       $   295,611
                                               =========       =========       ===========       ===========




* Includes net sales and operating results of divested businesses and entities previously consolidated which have been contributed to joint ventures and are no longer consolidated by Sonoco.

                             SONOCO PRODUCTS COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                   (unaudited)

Note 7:  Income Taxes

         The Internal Revenue Service (IRS) has examined the Company's federal income tax returns for all years through 1992. Currently, the 1993 through 1995 federal income tax returns are being examined. The IRS has proposed various adjustments to the Company's tax returns for the years currently under examination. After review of the proposed adjustments, management of the Company believes that its provision for income tax is adequate under the circumstances based on the specific facts of the Company's operations.

                        Report of Independent Accountants


To the Shareholders and Directors of Sonoco Products Company


We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of September 26, 1999, and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended September 26, 1999 and September 27, 1998, and the condensed consolidated statements of cash flows for the nine-month periods ended September 26, 1999 and September 27, 1998. These financial statements are the responsibility of the Company's management.

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






                                        /s/PricewaterhouseCoopers LLP
                                        ----------------------------------------
                                        PricewaterhouseCoopers LLP

Charlotte, North Carolina
November 10, 1999

                             SONOCO PRODUCTS COMPANY

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding offsetting high raw material costs, adequacy of income tax provision, refinancing of debt, adequacy of cash flows, and the cost and effectiveness of Year 2000 measures. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. Such risks and uncertainties include, without limitation: availability and pricing of raw materials; success of new product development and introduction; ability to maintain or increase productivity levels; international, national and local economic and market conditions; ability to maintain market share; pricing pressures and demand for products; continued strength of our paperboard-based tube, core and composite can operations; currency stability and the rate of growth in foreign markets; and actions of government agencies, including the Internal Revenue Service.

               THIRD QUARTER 1999 COMPARED WITH THIRD QUARTER 1998

RESULTS OF OPERATIONS

Consolidated net sales for the third quarter of 1999 were $620.0 million, compared with $607.0 million in the third quarter of 1998. Last year's third quarter included sales from divested operations including the Company's former labels and label machinery businesses in North America and the United Kingdom, and the Industrial Containers business. It also included sales from the Company's paper cone operations that were subsequently contributed to a joint venture in which Sonoco is a minority owner. On a comparable basis, excluding divested businesses and entities previously consolidated which have been contributed to joint ventures and are no longer consolidated by Sonoco, sales for the third quarter of 1999 from ongoing operations were $620.0 million, versus $584.3 million in the third quarter of 1998.


--------------------------------------------------------------------------------
                                MARGIN COMPARISON
--------------------------------------------------------------------------------
                          3rd Quarter 1999   3rd Quarter 1998    % Favorable
--------------------------------------------------------------------------------
Gross Profit                    23.2%              22.9%                1.3%
Selling, General &
     Admin. Expense             10.2%              11.0%                7.3%
Income Before Interest
& Taxes                         13.0%              11.9%                9.2%
--------------------------------------------------------------------------------

                             SONOCO PRODUCTS COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

         THIRD QUARTER 1999 COMPARED WITH THIRD QUARTER 1998, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

The third quarter of 1999 was impacted by rapidly increasing raw material costs, principally resin and recovered paper. Although selling prices were increased during the third quarter to recover the higher raw material costs, the Company was not able to fully recover the higher cost during the third quarter. In spite of this, margins did improve, as reflected in the preceding chart, primarily due to significantly higher productivity and increased volume during the quarter.

Reported net income for the quarter was $45.3 million versus $39.7 million in the third quarter of 1998. Earnings were $.44 per diluted share in the third quarter of 1999 versus $.39 in last year's third quarter.

CONSUMER PACKAGING SEGMENT

The Consumer Packaging segment includes the following businesses: composite cans; flexible packaging (printed flexibles, bag and film products, and container seals); and specialty packaging and services (folding cartons, covers and coasters, graphics management, and packaging centers).

Third quarter sales were $279.6 million, compared with $272.6 million in the same quarter of 1998. Last year's sales included the labels and label machinery businesses in North America and the United Kingdom. On a comparable basis, third quarter 1999 sales were $279.6 million, versus $259.5 million in the same quarter last year. Reported operating profits in this segment were $34.5 million, compared with $27.1 million in the third quarter of 1998. On a comparable basis, operating profits were $34.7 million in the third quarter of 1999, versus $27.8 million in the same quarter last year.

The increase in third quarter sales in this segment resulted primarily from increased volume in composite cans, particularly in Europe and Latin America. In the domestic composite can business, sales of cans for nuts, powdered beverages and refrigerated dough were strong, while sales volume declined in the snack and frozen concentrate lines. The increase in refrigerated dough can sales reflects the August 1999 purchase of the composite can operations of Crown, Cork & Seal, Inc. European composite can sales increased, reflecting the introduction of several new snack food products and continued growth of existing snack can products. Composite can sales in Latin America have increased largely due to a new plant in Mexico that opened in the second quarter of 1999 to serve the powdered infant formula market. The increase in operating profit primarily reflects improved productivity in the North America composite can operations and steadily improving profitability in the European and Latin American operations.

                             SONOCO PRODUCTS COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

         THIRD QUARTER 1999 COMPARED WITH THIRD QUARTER 1998, CONTINUED

CONSUMER PACKAGING SEGMENT, CONTINUED

Sales in the Company's bag and film products business were higher in the third quarter of 1999 versus the third quarter of 1998 due to greater volume in nearly all of its markets. Although selling prices were increased in the third quarter of 1999 to recover steadily increasing resin costs, full recovery of these costs was not realized during the quarter. Thus, operating profits in this business were slightly below last year's third quarter. Sales increased in the printed flexibles operation due to strong volume. Operating profits were slightly below last year's third quarter due to increased production of liners sold internally to the Company's composite can operation during the quarter. Results for Graphic Packaging, acquired late in the third quarter of 1999, were not included in third quarter operating results, but will be included in the fourth quarter.

INDUSTRIAL PACKAGING SEGMENT

The Industrial Packaging segment includes the following businesses: engineered carriers/paper (paper and plastic tubes and cores, paper manufacturing and recovered paper operations) and protective packaging (designed interior packaging and protective reels).

Third quarter 1999 sales for the industrial packaging segment were $340.5 million, compared with $334.4 million in the third quarter of 1998. The Company's paper cone operations, which were included in last year's third quarter sales, were contributed to a joint venture in 1998 and are no longer consolidated by Sonoco. Last year's third quarter sales also included the intermediate bulk containers portion of the industrial containers division which was sold in December 1998. On a comparable basis, sales from ongoing operations were $340.5 million in the third quarter of 1999 versus $324.8 million in last year's third quarter. On a comparable basis, operating profits were $46.0 million in the third quarter of 1999 versus $45.3 million in last year's third quarter. Sales on a comparable basis increased 4.8% compared with the third quarter of 1998 due to stronger volume and sales price increases for engineered carriers. Volume in the engineered carrier and paperboard operations, although stronger than 1998's third quarter, was impacted during the quarter by natural disasters affecting customers along the East Coast of the United States, and in Turkey and Taiwan.

                             SONOCO PRODUCTS COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

         THIRD QUARTER 1999 COMPARED WITH THIRD QUARTER 1998, CONTINUED

INDUSTRIAL PACKAGING SEGMENT, CONTINUED

The profit impact from the productivity improvements and volume gains was partially offset by an unfavorable price/cost relationship reflecting higher raw material costs, particularly recovered paper. In response, the company announced a 7-1/2% - 9% increase in U.S. prices for its paper-based engineered carriers in July 1999, as well as price increases for Asia, Europe, Latin America, Canada and Mexico. Full implementation of price increases for engineered carriers historically lags increased recovered paper prices. Therefore, the net impact of the announced selling price increases did not offset the higher raw material costs in the current quarter. It is anticipated that the selling prices will fully recover cost increases for the fourth quarter of 1999.

Sales in the molded plastics operations remained flat in the third quarter of 1999 compared with the same period last year, reflecting weakness in the textile and wire markets. Operating profits were enhanced, however, due to higher productivity and lower selling and administrative expenses.

The Company's wire and cable packaging operations experienced increased sales volume during the third quarter due in part to the acquisition of Wood Composite Technology, a manufacturer of composite (i.e. wood and plastic) reels, in the first quarter of 1999. The additional volume, as well as productivity improvements, contributed to improved operating profits in the third quarter of 1999 versus last year's third quarter.

Sales in the Company's designed interior packaging operations were up nearly 17% in the third quarter of 1999 compared with the third quarter of 1998 due to strong volume. This increase was due in part to the start up of a new facility in Mexico during the second quarter of this year. The higher volume and improved productivity contributed to improved operating profits for the quarter.

      SEPTEMBER 1999 YEAR-TO-DATE COMPARED WITH SEPTEMBER 1998 YEAR-TO-DATE

Consolidated net sales for the first nine months of 1999 were $1.79 billion, compared with $1.92 billion in the same period last year. Sales in 1998 included approximately $177.3 million from the following divested operations: the labels and label machinery businesses in North America and the United Kingdom; the industrial containers business; and the roll wrap and paper cone operations which were contributed to separate joint ventures during 1998. In addition, 1998 results included sales of corrugating medium which, beginning in July 1998, is sold under a cost-plus fixed management fee arrangement under which Sonoco no longer reports sales. Comparable net sales, excluding these items, were $1.78 billion in 1999, slightly ahead of $1.74 billion in 1998.

                             SONOCO PRODUCTS COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

SEPTEMBER 1999 YEAR-TO-DATE COMPARED WITH SEPTEMBER 1998 YEAR-TO-DATE, CONTINUED

Reported net income for the first nine months of 1999 was $136.6 million compared to the $148.4 million reported for the same period in 1998. Net income in 1999 includes a gain of $3.5 million from the sale of the Company's labels business in the United Kingdom and its label machinery businesses in the United Kingdom and the United States. Reported net income in 1998 included a net after-tax gain of $26.6 million on the sales of the fibre and plastic drum portions of the industrial containers business and the North American labels operations. Also included in 1998's reported net income was an extraordinary loss on the early extinguishment of debt of $11.8 million, net of the related income tax benefit. Excluding these transactions, comparable net income for the first nine months of 1999 was $133.1 million, consistent with the $133.6 million reported during the first nine months of 1998.

CONSUMER PACKAGING SEGMENT

Trade sales for the consumer packaging segment in the first nine months of 1999 were $805.5 million, compared with $840.0 million in the same period last year. On a comparable basis, excluding sales from divested operations, trade sales for the first three quarters of 1999 were $796.9 compared with $770.2 during the first three quarters of 1998. Operating profits in this segment were $102.8 million for the first nine months of 1999, compared with $91.2 million during the same period last year. On a comparable basis, operating profits increased 13.1% to $102.9 million from $91.0 million in 1998.

The company's global composite can operations remain strong. Volume increases in the powdered beverage, nuts, and club size packages more than offset volume declines in frozen concentrate containers. The acquisition of Crown Cork & Seal's composite can operations in August 1999 increased sales by approximately $3.0 million. Volume and operating profits in both the European and Latin American composite can operations increased significantly over 1998's nine month results.

Volume increased in Sonoco's bag and film products operations led by increases in both the grocery and retail markets. Operating profits also increased over 1998 due primarily to the higher volume and improved year-over-year productivity. Lower year-over-year raw material costs were largely offset by lower selling prices. Volume increased in the Company's printed flexibles operations in both the confectionery and liners markets. Productivity improvements also contributed to this group's improved performance over the first three quarters of 1998.

                             SONOCO PRODUCTS COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

SEPTEMBER 1999 YEAR-TO-DATE COMPARED WITH SEPTEMBER 1998 YEAR-TO-DATE, CONTINUED

INDUSTRIAL PACKAGING SEGMENT

Trade sales for the industrial packaging segment for the first nine months of 1999 were $986.7 million, compared with $1,077.9 million in the same period last year. The Company's paper cone and roll wrap businesses, both of which were included in 1998's sales, were contributed to joint ventures in 1998 and are no longer consolidated by Sonoco. The prior year also included sales of corrugating medium which, beginning in July 1998, is sold under a cost-plus fixed management fee arrangement under which Sonoco no longer reports sales. On a comparable basis, excluding these items and sales from divested operations, sales in 1998 would have been $970.4 million. Operating profits for this segment in the first three quarters of 1999 were $137.5 million, compared with the $155.3 million reported in the same period of 1998. On a comparable basis, excluding divested operations and entities previously consolidated which have been contributed to joint ventures, 1998 profits were $148.7 million.

Lower year-over-year selling prices, reflecting the lower raw material costs during the first half of 1999, were more than offset by volume increases in many of the industrial businesses. Recovered paper costs slowly began to increase late in the first quarter of 1999 and continued to increase throughout the second and third quarters. Selling price increases were implemented during the third quarter in response to these increases. Operating profits in the industrial segment were impacted by an unfavorable price/cost relationship compared with the first nine months of 1998. Volume gains in many of the businesses in the industrial segment, along with increased productivity in all businesses, helped to mitigate the unfavorable price/cost relationship.

CORPORATE

General corporate expenses have been allocated as operating costs to each of the segments. Year to date interest expense was lower in the first nine months of 1999 compared with the same period last year due to lower average rates partially attributable to the repurchase in March 1998 of the Company's 9.2% debentures.

The Internal Revenue Service (IRS) has examined the Company's federal income tax returns for all years through 1992. Currently, the 1993 through 1995 federal income tax returns are being examined. The IRS has proposed various adjustments to the Company's tax returns for the years currently under examination. After review of the proposed adjustments, management of the Company believes that its provision for income tax is adequate under the circumstances based on the specific facts of the Company's operations.

                             SONOCO PRODUCTS COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

SEPTEMBER 1999 YEAR-TO-DATE COMPARED WITH SEPTEMBER 1998 YEAR-TO-DATE, CONTINUED

               FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's financial position remained strong through the first three quarters of 1999. The debt-to-capital ratio, after adjusting debt levels for excess cash related to the issuance of restricted purpose bonds, increased to 49.7% at September 26, 1999, from 46.7% at December 31, 1998. The increase is primarily attributable to the increase in debt from the acquisitions of the composite can operations of Crown Cork and Seal and flexible packaging division of Graphic Packaging Corporation. The Company has plans to replace a portion of its variable-rate debt with fixed rate, longer term bonds during the fourth quarter of 1999 or the first quarter of 2000.

Working capital increased $41.7 million to $267.0 million during the first three quarters of 1999, driven mainly by higher accounts receivable and inventory. The increases in accounts receivable and inventory are due to acquisitions completed in 1999 and ongoing business activity.

The Company expects internally generated cash flows, along with borrowings available under its commercial paper and other existing credit facilities, to be sufficient to meet operating and normal capital expenditure requirements. Depreciation, depletion, and amortization for the first nine months of 1999 was $105.7 million compared with $102.3 million in the same period last year.

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

The Company has completed the inventory, assessment, planning and correction phases for all of its material systems that may involve a Year 2000 issue. In approximately 98% of its operations, final testing and implementation have also been completed. Testing of material systems in the remaining operations is scheduled to be completed by the end of the fourth quarter of 1999. Based on the information developed from the work performed to date, of the total system-related expenditures, the Company estimates that the total cost of achieving Year 2000 compliance in substantially all of its information technology and production systems has been approximately $30 million, a portion of which was capitalized and will be amortized to earnings in future periods.

The funds were spent primarily on the correction and implementation phases. Management anticipates that additional amounts spent in the fourth quarter of 1999 will be minimal, and believes that the total cost of achieving Year 2000 compliance will not have a material impact on the Company's financial condition, results of operations, or cash flows.

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

The Company has developed contingency plans for its administration functions, production facilities, and equipment. The Company's contingency plans assume a worst-case scenario that includes short-term power outages, short-term transportation and supply shortages, and short-term voice and data communication failures. Mitigation plans vary somewhat between business units, but share a common focus on safety, asset

                             SONOCO PRODUCTS COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

          YEAR 2000 READINESS DISCLOSURE AND EURO COMPLIANCE, CONTINUED

and revenue protection, and supply chain management. Specific contingency options are reviewed and revised frequently, and include manual procedures, alternate site production capability, and increased raw material inventories.

The Company also maintains a wide variety of administrative and financial applications that require corrective actions to handle Year 2000 dates. In North America, the Company has installed and tested new, more centralized software systems that are designed to address Year 2000 issues. In the Company's international operations, such applications generally are decentralized. Consequently, any Year 2000 failure would be isolated to a single facility or operation. In most instances, the Company has the ability to run these applications off-line with the assistance of additional Company personnel, if necessary.

The Company relies on third party suppliers for certain raw materials, utilities, transportation and other key services. Under the Plan, the Company has initiated efforts to evaluate the Year 2000 readiness of its key suppliers so that it can make contingency plans to reduce risks of disruption in its production and delivery processes. Paper, the Company's primary raw material, is produced internally; therefore, the Company believes it will not be subject to many of the risks attendant to companies that are substantially dependent on third party suppliers for raw materials. The Company has evaluated all critical suppliers, and has taken appropriate action to minimize the potential impact of any supplier failure.

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

On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies and the Euro and adopted the Euro as their common legal currency (the "Euro Conversion"). The impact of the Euro Conversion has not been material to the Company in the first nine months of 1999. The Company is currently unsure of the future impact that the Euro Conversion will have, particularly as it relates to its European operations. However, the Company does not anticipate that the

                             SONOCO PRODUCTS COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

          YEAR 2000 READINESS DISCLOSURE AND EURO COMPLIANCE, CONTINUED

Euro Conversion will have a material adverse effect on its future business, financial condition, results of operations, or cash flows. The corrective actions that the Company is taking to address Year 2000 issues with respect to its European operations already include changes in its administrative and financial applications necessary to deal with the Euro Conversion at an immaterial incremental cost.

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


                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibit 27 - Financial Data Schedule (for SEC use only)

        (b) No Current Reports on Form 8-K were filed by the Company during the third quarter of 1999.

                  S O N O C O   P R O D U C T S   C O M P A N Y


                                    SIGNATURE




         Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                              SONOCO PRODUCTS COMPANY
                                              -----------------------
                                                   (Registrant)



Date:  November 10, 1999                       By: /s/ F. T. Hill, Jr.
     -----------------------                      -------------------------
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

                27 Financial Data Schedule for the third quarter of 1999 (for SEC use only)