Form 10-K405
period 1999-12-31
SONOCO PRODUCTS CO
filed 2000-03-24
CIK 91767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D. C.
                                      20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting common stock held by nonaffiliates of the registrant (based on the New York Stock Exchange closing price) on March 5, 2000, was $1,691,879,054. Registrant does not have any non-voting common stock outstanding.

As of March 5, 2000, there were 100,131,482 shares of no par value common stock outstanding.

Documents Incorporated by Reference

         Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1999, are incorporated by reference in Parts I and II; portions of the Proxy Statement for the annual meeting of shareholders to be held on April 19, 2000, are incorporated by reference in Part III.

              SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                                     PART I

ITEM 1            BUSINESS

                  (a) GENERAL DEVELOPMENT OF BUSINESS - The Company is a South Carolina corporation founded in Hartsville, South Carolina in 1899 as the Southern Novelty Company. The name was subsequently changed to Sonoco Products Company. The following items from the 1999 Annual Report to Shareholders (the "1999 Annual Report") are incorporated herein by reference:
                           Management's Discussion and Analysis on pages 25 - 33, and Notes 2 and 3 to the Consolidated Financial Statements on pages 38 - 39.

                  (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS - Note 18 to the Consolidated Financial Statements on page 45 of the 1999 Annual Report is incorporated herein by reference.

                  (c) NARRATIVE DESCRIPTION OF BUSINESS - The operations reviews on pages 6 - 9 and Management's Discussion & Analysis on pages 25 - 33 of the 1999 Annual Report are incorporated herein by reference. As of December 31, 1999, the Company had approximately 17,500 employees.

                  (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES - Note 18 to the Consolidated Financial Statements on page 45 of the 1999 Annual Report is incorporated herein by reference.

                  (e) EXECUTIVE OFFICERS OF THE REGISTRANT - Certain information with respect to persons who are, or may be deemed to be, executive officers of the Company is set forth under the caption "Executive Officers" on pages 50 - 51 of the 1999 Annual Report and is incorporated herein by reference.

ITEM 2 PROPERTIES - The information about properties owned and leased by the Company on page 30 of Management's Discussion & Analysis of the 1999 Annual Report is incorporated herein by reference.

ITEM 3 LEGAL PROCEEDINGS - Note 15 to the Consolidated Financial Statements on page 44 of the 1999 Annual Report is incorporated herein by reference.

                  In February 2000, Sonoco received a favorable ruling from the Denver District Court in a trade secrets case against a competitor and a former employee. The ruling awarded Sonoco approximately $4.7 million in actual damages and $2.3 million in punitive damages. The ruling has been appealed; accordingly, the award has not yet been reflected in Sonoco's financial statements.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER - None.

                                     PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - The following items from the 1999 Annual Report are herein incorporated by reference: the information relating to market price and cash dividends under Selected Quarterly Financial Data on page 24, and the information relating to cash dividends in the Management's Discussion & Analysis at the bottom right of page 29. The Company's common stock is traded on the New York Stock Exchange under the stock symbol "SON". At December 31, 1999, there were approximately 39,000 shareholder accounts.

ITEM 6 SELECTED FINANCIAL DATA - The Selected Eleven-Year Financial Data provided on pages 46 - 47 of the 1999 Annual Report are incorporated herein by reference.

              SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Management's Discussion & Analysis on pages 25 - 33 of the 1999 Annual Report is incorporated herein by reference.

                  Subsequent to December 31, 1999, through March 23, 2000, the Company has repurchased 2,474,300 shares of the Company's common stock at a total cost of $46,364,038.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Pages 29 - 30 of Management's Discussion & Analysis of the 1999 Annual Report is incorporated herein by reference.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - The following items provided in the 1999 Annual Report are incorporated herein by reference: the Selected Quarterly Financial Data on page 24; the Consolidated Financial Statements and Notes to the Consolidated Financial Statements on pages 34 - 45; and the Report of Independent Certified Public Accountants on page 48.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - None.


                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" as shown on pages 5
                  - 9 and page 29, respectively, of the Company's definitive Proxy Statement, set forth information with respect to the directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 and are incorporated herein by reference.

ITEM 11 EXECUTIVE COMPENSATION - Information with respect to the compensation of directors and certain executive officers as shown on pages 21 - 27 of the Company's definitive Proxy Statement under the captions "Summary Compensation Table", "Long-Term Incentive Plans - Awards in Last Fiscal Year", "Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values", "Option Grants in Last Fiscal Year", "Pension Table", "Directors' Compensation", and "Compensation Committee Interlocks and Insider Participation", is incorporated herein by reference.

ITEM 12           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  - Information with respect to the beneficial ownership of the Company's Common Stock by management and others as shown on pages 13 - 15 of the Company's definitive Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" is incorporated herein by reference.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - The following items contained in the Company's definitive Proxy Statement are incorporated herein by reference: the sections titled "Compensation Committee Interlocks and Insider Participation" on pages 26 - 27; and "Transactions with Management" on page 27.

              SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                                     PART IV

ITEM 14           EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

(a) 1. Financial Statements: Consolidated Balance Sheets as of December 31, 1999 and 1998; Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997; Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997; and Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

     2. Financial Statement Schedules: All schedules are omitted because they are not required, are not applicable or the required information is given in the financial statements or notes thereto.

     3.  Exhibits

         1 Underwriting Agreement (incorporated by reference to Form 8-K filed on November 17, 1999)

         3-1 Articles of Incorporation (incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 27, 1999)

         3-2 By-Laws (incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 27, 1999)

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

         10-6 Sonoco Products Company Centennial Shares Plan (incorporated by reference to the Registrant's Form S-8 dated December 30,
                  1998)

         12 Computation of Ratio of Earnings to Fixed Charges (incorporated by reference to Form 8-K filed on November 12,
                  1999)

         13 1999 Annual Report to Shareholders (portions incorporated by reference)

         21       Subsidiaries of the Registrant

         23       Consent of Independent Accountants

         27       Financial Data Schedule

         99-1 Proxy Statement, filed in conjunction with annual shareholders' meeting scheduled for April 19, 2000 (previously filed)

              SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

ITEM 14           EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K


         99-2 Form 11-K Annual Report - 1991 Sonoco Products Company Key Employee Stock Option Plan


(b) Reports on Form 8-K: Sonoco filed the following Reports on Form 8-K during the fourth quarter of 1999: Form 8-K relating to Item 7 of that form with respect to the Computation of Ratio of Earnings to Fixed Charges, filed on November 12, 1999; and Form 8-K relating to Item 7 of that form with respect to the Underwriting Agreement, filed on November 17, 1999.

              SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES


                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of March 2000.



                                           SONOCO PRODUCTS COMPANY



                                           /s/ Peter C. Browning
                                           -------------------------------------
                                           Peter C. Browning
                                           President and Chief Executive Officer




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 24th day of March 2000.






                                           /s/ F. T. Hill, Jr.
                                           -------------------------------------
                                           F. T. Hill, Jr.
                                           Vice President and
                                           Chief Financial Officer

              SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

 /s/ C. W. Coker                         Director (Chairman)
------------------------
C. W. Coker

 /s/ P. C. Browning                      President, Chief Executive Officer and
------------------------                 Director
P. C. Browning

 /s/ C. J. Bradshaw                      Director
------------------------
C. J. Bradshaw

 /s/ R. J. Brown                         Director
------------------------
R. J. Brown

 /s/ F. L. H. Coker                      Director
------------------------
F. L. H. Coker

 /s/ J. L. Coker                         Director
------------------------
J. L. Coker

 /s/ T. C. Coxe, III                     Director
------------------------
T. C. Coxe, III

 /s/ H. E. DeLoach, Jr.                  Director
------------------------
H. E. DeLoach, Jr.

 /s/ A. T. Dickson                       Director
------------------------
A. T. Dickson

 /s/ P. Fulton                           Director
------------------------
P. Fulton

 /s/ B. L. M. Kasriel                    Director
------------------------
B. L. M. Kasriel

 /s/ E. H. Lawton, Jr.                   Director
------------------------
E. H. Lawton, Jr.

 /s/ H. L. McColl, Jr.                   Director
------------------------
H. L. McColl, Jr.

 /s/ Dona Davis Young                    Director
------------------------
Dona Davis Young

 /s/ C. D. Spangler, Jr.                 Director
------------------------
C. D. Spangler, Jr.

              SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                                  EXHIBIT INDEX

         Exhibit
         Number   Description
         -------  -----------
         1        Underwriting Agreement (incorporated by reference to Form 8-K file on November 17, 1999)

         3-1 Articles of Incorporation (incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 27, 1999)

         3-2 By-Laws (incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 27, 1999)

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

         10-6 Sonoco Products Company Centennial Shares Plan (incorporated by reference to the Registrant's Form S-8 dated December 30,
                  1998)

         12 Computation of Ratios of Earnings to Fixed Charges (incorporated by reference to Form 8-K file on November 12,
                  1999)

         13 1999 Annual Report to Shareholders (portions incorporated by reference)

         21       Subsidiaries of the Registrant

         23       Consent of Independent Accountants

         27       Financial Data Schedule

         99-1 Proxy Statement, filed in conjunction with annual shareholders' meeting scheduled for April 19, 2000 (previously filed)

         99-2 Form 11-K Annual Report - 1991 Sonoco Products Company Key Employee Stock Option Plan