Form 10-Q
period 2000-04-02
SONOCO PRODUCTS CO
filed 2000-05-12
CIK 91767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                      20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended April 2, 2000                 Commission File No. 1-11261


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

                                    Yes [X] No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock at May 7, 2000:

                     Common stock, no par value: 99,448,330
                     --------------------------------------

                             SONOCO PRODUCTS COMPANY


                                      INDEX



                  PART I.  FINANCIAL INFORMATION

                           ITEM 1.  FINANCIAL STATEMENTS:

                                      Condensed Consolidated Balance Sheets -
                                      April 2, 2000 (unaudited) and
                                      December 31, 1999

                                      Condensed Consolidated Statements of
                                      Income - Three Months Ended April 2,
                                      2000 (unaudited) and March 28, 1999
                                      (unaudited)

                                      Condensed Consolidated Statements of Cash
                                      Flows - Three Months Ended April 2, 2000
                                      (unaudited) and March 28, 1999 (unaudited)

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

                           ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


                  PART II. OTHER INFORMATION

                           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


                  SIGNATURE

                             SONOCO PRODUCTS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Dollars and shares in thousands)


                                                             April  2,
                                                               2000            December 31,
                                                            (unaudited)          1999 *
                                                            -----------       -----------

                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                 $    40,266       $    36,515
  Trade accounts receivable, net of allowances                  354,841           346,845
  Other receivables                                              28,202            28,847
  Inventories:
         Finished and in process                                113,255            94,133
         Materials and supplies                                 153,815           154,231
  Prepaid expenses and other                                     58,553            62,510
                                                            -----------       -----------
                                                                748,932           723,081
PROPERTY, PLANT AND EQUIPMENT, NET                            1,009,082         1,032,503
COST IN EXCESS OF FAIR VALUE OF ASSETS PURCHASED, NET           250,305           254,580
OTHER ASSETS                                                    284,645           286,856
                                                            -----------       -----------
         Total Assets                                       $ 2,292,964       $ 2,297,020
                                                            ===========       ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Payable to suppliers                                      $   177,348       $   192,859
  Accrued expenses and other                                    164,252           139,175
  Notes payable and current portion of long-term debt            61,553            84,597
  Taxes on income                                                20,559                --
                                                            -----------       -----------
                                                                423,712           416,631
LONG-TERM DEBT                                                  843,346           819,540
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                      34,423            36,278
DEFERRED INCOME TAXES AND OTHER                                 125,174           123,351
SHAREHOLDERS' EQUITY
  Common stock, no par value
   Authorized 300,000 shares
   99,443 and 101,448 shares issued and outstanding at
  April 2, 2000 and December 31, 1999, respectively               7,175             7,175
  Capital in excess of stated value                             383,719           427,591
  Accumulated other comprehensive loss                         (139,769)         (123,008)
  Retained earnings                                             615,184           589,462
                                                            -----------       -----------
         Total Shareholders' Equity                             866,309           901,220
                                                            -----------       -----------
         Total Liabilities and Shareholders'  Equity        $ 2,292,964       $ 2,297,020
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



      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
               (Dollars and shares in thousands except per share)


                                                               Three Months Ended
                                                           --------------------------

                                                             April 2,      March 28,
                                                               2000           1999
                                                           ----------      ----------
      Net sales                                            $ 676,299       $ 560,479

      Cost of sales                                          524,638         425,902

      Selling, general and administrative expenses            67,426          59,270
      Gain on assets held for sale                                --          (3,500)
                                                           ---------       ---------

      Income before interest and taxes                        84,235          78,807

      Interest expense                                        15,519          12,470

      Interest income                                           (763)         (1,038)
                                                           ---------       ---------

      Income before income taxes                              69,479          67,375

      Provision for income taxes                              26,422          24,591
                                                           ---------       ---------
      Income before equity in earnings of affiliates/
              Minority interest in subsidiaries               43,057          42,784

      Equity in earnings of affiliates/Minority
              interest in subsidiaries                         1,960           1,163
                                                           ---------       ---------

      Net income                                           $  45,017       $  43,947
                                                           =========       =========

      Average common shares outstanding:
              Basic                                          100,908         101,815
              Assuming exercise of options                       176           1,001
                                                           ---------       ---------
              Diluted                                        101,084         102,816
                                                           =========       =========

      Per common share
      Net income:
              Basic                                        $    0.45       $    0.43
                                                           =========       =========
              Diluted                                      $    0.45       $    0.43
                                                           =========       =========

      Cash dividends per common share                      $     .19       $     .18
                                                           =========       =========



      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (Dollars in thousands)


                                                                Three Months Ended
                                                            -------------------------
                                                              April 2,      March 28,
                                                                2000          1999
                                                            ----------     ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   $ 88,843       $ 73,405

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                    (22,618)       (31,472)
Cost of acquisitions, exclusive of cash                           --        (24,322)
Proceeds from non-operating notes receivable                      --         34,000
Proceeds from the sale of assets                                 528         14,477
Other, net                                                    (1,153)          (933)
                                                            --------       --------

Net cash used by investing activities                        (23,243)        (8,250)
                                                            --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt                                 3,519         37,578
Principal repayment of debt                                  (21,699)       (36,407)
Net increase (decrease) in commercial paper borrowings        20,200        (38,000)
Cash dividends                                               (19,295)       (18,332)
Common shares acquired                                       (46,364)            --
Common shares issued                                           2,089          2,301
                                                            --------       --------

Net cash used by financing activities                        (61,550)       (52,860)
                                                            --------       --------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                        (299)          (937)
                                                            --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      3,751         11,358

Cash and cash equivalents at beginning of  period             36,515         57,249
                                                            --------       --------

Cash and cash equivalents at end of period                  $ 40,266       $ 68,607
                                                            ========       ========



      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1:  BASIS OF INTERIM PRESENTATION

                  In the opinion of the management of Sonoco Products Company (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows for the interim periods reported hereon. Operating results for the three months ended April 2, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report for the fiscal year ended December 31, 1999.


NOTE 2:  DIVIDEND DECLARATIONS

                  On February 2, 2000, the Board of Directors declared a regular quarterly dividend of $.19 per share. This dividend was paid March 10, 2000 to shareholders of record as of February 18, 2000.

                  On April 19, 2000, the Board of Directors voted to raise the regular quarterly dividend to $.20 per share payable June 9, 2000, to all shareholders of record May 19, 2000.


NOTE 3:  ACQUISITIONS/DISPOSITIONS

                  There were no acquisitions or dispositions during the first quarter of 2000.


NOTE 4:  NEW ACCOUNTING PRONOUNCEMENT

                  On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The effective date of FAS 133 has been deferred by FAS 137. FAS 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

                             SONOCO PRODUCTS COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (unaudited)


NOTE 5:  COMPREHENSIVE INCOME

         The following table reconciles net income to comprehensive income (dollars in thousands):



                                                      Three Months Ended
                                                   -------------------------
                                                    April 2,       March 28,
                                                      2000           1999
                                                   -----------    ----------
Net income                                         $ 45,017       $ 43,947

Other comprehensive loss:
     Foreign currency translation adjustments       (16,761)       (24,492)
                                                   --------       --------

Comprehensive income                               $ 28,256       $ 19,455
                                                   ========       ========

         The following table summarizes the components of the current period change in the accumulated other comprehensive loss balance (dollars in thousands):



                                  Foreign        Minimum       Accumulated
                                 Currency        Pension          Other
                                Translation     Liability     Comprehensive
                                Adjustments     Adjustment        Loss
                                -----------     ----------    -------------
Balance at January 1, 2000      $(118,882)      $(4,126)      $(123,008)

Year to date change               (16,761)           --         (16,761)
                                ---------       -------       ---------

Balance at April 2, 2000        $(135,643)      $(4,126)      $(139,769)
                                =========       =======       =========

                             SONOCO PRODUCTS COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (unaudited)


NOTE 6:  FINANCIAL SEGMENT INFORMATION

         Sonoco reports its results in two primary segments, Industrial Packaging and Consumer Packaging. The industrial packaging segment includes engineered carriers / paper (paper and plastic tubes and cores, paper manufacturing, and recovered paper operations); and protective packaging (designed interior packaging and protective reels). The consumer packaging segment includes composite cans; flexible packaging (printed flexibles, high density bag and film products, and container seals); and packaging services and specialty products (e-Marketplace services, folding cartons, and paper glass covers and coasters).

                    FINANCIAL SEGMENT INFORMATION (UNAUDITED)
                             (Dollars in thousands)



                                                  Three Months Ended
                                           --------------------------------

                                            April 2, 2000    March 28, 1999
                                           --------------    --------------
Net Sales

         Industrial Packaging              $ 363,362            $ 307,890

         Consumer Packaging                  312,937              245,676

         Other*                                   --                6,913
                                           ---------            ---------


         Consolidated                      $ 676,299            $ 560,479
                                           =========            =========


Operating Profit

         Industrial Packaging              $  52,999            $  43,435

         Consumer Packaging                   31,236               31,744

         Other*                                   --                  128

         Gain on assets held for sale             --                3,500

         Interest, net                       (14,756)             (11,432)
                                           ---------            ---------

         Consolidated                      $  69,479            $  67,375
                                           =========            =========



    *  Includes net sales and operating profits of divested businesses.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of Sonoco Products Company


We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of April 2, 2000, and the related condensed consolidated statements of income and cash flows for the three-month periods ended April 2, 2000 and March 28, 1999. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 26, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






                                              /s/PricewaterhouseCoopers LLP
                                              ----------------------------------
                                              PricewaterhouseCoopers LLP

Charlotte, North Carolina
May 12, 2000

                             SONOCO PRODUCTS COMPANY

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature, are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding offsetting high raw material costs, adequacy of income tax provision, refinancing of debt, adequacy of cash flows, and financial strategies and the results expected from them. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. Such risks and uncertainties include, without limitation; availability and pricing of raw materials; success of new product development and introduction; ability to maintain or increase productivity levels; international, national and local economic and market conditions; ability to maintain market share; pricing pressures and demand for products; continued strength of our paperboard-based engineered carrier and composite can operations; currency stability and the rate of growth in foreign markets; and actions of government agencies.

               FIRST QUARTER 2000 COMPARED WITH FIRST QUARTER 1999

RESULTS OF OPERATIONS

Consolidated net sales for the first quarter of 2000 were $676.3 million, compared with $560.5 million in the first quarter of 1999. This year's first quarter sales included 4 to 6 more billing days (depending on the specific business) than the first quarter of 1999. Volume, which increased in most businesses, coupled with acquisitions made during 1999, increased sales by approximately $82 million. Sales also benefited from selling price increases of approximately $41 million. Last year's first quarter included $6.9 million of sales from operations that were divested in March 1999. On a comparable basis, excluding divested businesses, sales for the first quarter of 2000 from ongoing operations were $676.3 million, versus $553.6 million in the first quarter of 1999.

Net income for the first quarter of 2000 was $45.0 million, compared with $43.9 million in the same quarter last year. Sonoco's reported net income in the first quarter of 1999 included a gain of $3.5 million from the sale of the Company's labels business in the United Kingdom and its label machinery businesses in the United Kingdom and the United States. Excluding this gain, net income in the first quarter of 1999 was $40.4 million. The Company's reported earnings per diluted share were $.45 and $.43 in the first quarter of 2000 and 1999, respectively. Excluding the gain, earnings per diluted share in the first quarter of 1999 were $.39.

First quarter results were impacted by significant raw material price increases, particularly resin and old corrugated containers. These additional costs were more than offset by continued volume growth throughout

                             SONOCO PRODUCTS COMPANY

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                            (UNAUDITED), CONTINUED

         FIRST QUARTER 2000 COMPARED WITH FIRST QUARTER 1999, CONTINUED

the Company's businesses, strong productivity improvement, a decreased tax rate, and strong pension fund returns. In addition, stock repurchases contributed to the improvement in per share results.

Selling price increases will take effect in the second quarter of 2000 to recover the higher raw material costs. However, due to the normal delay in price / cost recovery, the second quarter 2000 earnings per share will be negatively impacted while the third and fourth quarters will benefit, thus leaving no expected impact to earnings per share on an annual basis.

CONSUMER PACKAGING SEGMENT

The consumer packaging segment includes composite cans; flexible packaging (printed flexibles, high density bag and film products, and container seals); and packaging services and specialty products (e-Marketplace services, folding cartons, and paper glass covers and coasters).

First quarter 2000 sales were $312.9 million, compared with $252.6 million in the same quarter of 1999. On a comparable basis, excluding sales from divested operations, first quarter 1999 sales were $245.7 million. Operating profits in this segment were $31.2 million, compared with $31.7 million in the first quarter of 1999.

The increase in first quarter 2000 sales in the consumer segment resulted primarily from acquisitions, more billing days, and higher selling prices, compared with the same period last year. Sales in 2000 reflect the impact of the third quarter 1999 acquisitions of Graphic Packaging Corporation's flexible packaging business and Crown, Cork & Seal's composite can business.

The domestic composite can businesses experienced unit volume growth of approximately 4% in the first quarter of 2000 compared with the first quarter of last year. The additional unit volume was due largely to the acquisition of Crown, Cork & Seal's composite can business and strong sales in the snack product line. Volumes were particularly strong in the first two months of the quarter before experiencing a downturn in March due in part to certain customers utilizing excess inventories created as a result of planning for potential Year 2000 issues. The volume shortfalls experienced in March should be temporary and volume has already begun to return to expected levels in April.

                             SONOCO PRODUCTS COMPANY

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                            (UNAUDITED), CONTINUED

         FIRST QUARTER 2000 COMPARED WITH FIRST QUARTER 1999, CONTINUED

CONSUMER PACKAGING SEGMENT, CONTINUED

Volumes in the European composite can businesses were weaker overall in the first quarter of 2000 compared with the same period last year primarily due to shortfalls in snack can sales. Volumes were stronger in Latin America, largely due to increased sales of composite cans for powdered infant formula produced at a new facility in Delicias, Mexico.

Volume in the high density film products operations was higher in the first quarter of 2000 compared with the same period last year, particularly in the retail segment of the business. Operating profits were approximately $4 million lower than last year's first quarter operating profits due to unrecovered resin price increases. These operations have experienced a 56% increase in resin prices since the end of March 1999. Additional selling price increases will take effect in the second quarter 2000 to recover part of the resin price increases.

INDUSTRIAL PACKAGING SEGMENT

The industrial packaging segment includes engineered carriers / paper (paper and plastic tubes and cores, paper manufacturing, and recovered paper operations); and protective packaging (designed interior packaging and protective reels).

First quarter 2000 sales for the industrial packaging segment were $363.4 million, compared with $307.9 million in the same period last year. Operating profits for this segment were $53.0 million, compared with $43.4 million in the first quarter of 1999.

The increase in sales and profits in this segment resulted primarily from increased volume in paper and plastic tubes and cores, compared with the first quarter of 1999, which experienced direct and indirect adverse effects from the downturn in the Asian economy. In addition, more calendar days in the first quarter 2000, productivity improvements, and the impact of previously announced price increases in response to rising general operating and raw material costs, contributed to improved first quarter 2000 results compared to the same period last year.

In the domestic integrated paper and engineered carriers business, first quarter unit volume increased approximately three percent on a comparable billing day basis from the same period last year. Selling prices for engineered carriers were higher compared with last year's first quarter as prices were raised in order to pass through higher recovered paper costs. Two $10 per ton price increases in old corrugated containers (OCC) were

                             SONOCO PRODUCTS COMPANY

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                             (UNAUDITED), CONTINUED

         FIRST QUARTER 2000 COMPARED WITH FIRST QUARTER 1999, CONTINUED

INDUSTRIAL PACKAGING SEGMENT, CONTINUED
experienced in the first quarter of 2000 bringing the total increases in OCC to $55 per ton since March 1999. OCC costs have continued to increase in the second quarter of 2000. Additional selling price increases will take effect for converted products in North America in the second quarter of 2000. Similar increases in recovered paper costs have been experienced in the Company's operations in Europe where selling price increases will also be implemented in the second quarter. These selling price increases are not expected to fully recover the raw material cost increases in the second quarter of 2000, but full recovery is expected over the second half of 2000.

Strong volume in the Company's protective packaging operations contributed to higher sales and earnings in the first quarter of 2000 compared with the first quarter of 1999. Part of the increase in volume is due to a new designed interior packaging facility in San Luis Potosi, Mexico, which began production in the second half of 1999. In addition, productivity improvements contributed to the improved performance of these operations.

CORPORATE

General corporate expenses have been allocated as operating costs to each of the segments. Net interest expense was approximately $3.3 million higher in the first quarter of 2000 compared with the same quarter of 1999 due to a combination of higher average interest rates and higher debt balances as a result of funding acquisitions and stock repurchases. Under a previously announced plan to repurchase at least enough common shares to prevent dilution related to stock options, the Company repurchased approximately 2.5 million shares during the first quarter of 2000 for approximately $46.4 million, for an average price of $18.74 per share.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's financial position remained strong through the first quarter of 2000. The debt-to-capital ratio, after adjusting debt levels for excess cash related to the issuance of restricted purpose bonds, increased to 48.2% at April 2, 2000, from 47.5% at December 31, 1999. The increase is primarily attributable to the reduction of total equity resulting from the repurchase of $46.4 million of the Company's common stock.

Working capital increased $18.8 million to $325.2 million during the first quarter of 2000, driven by net increases in current assets, particularly trade accounts receivable and inventory. Strong volume in the fourth quarter resulted in lower than optimal inventory levels at December 31, 1999. Although trade accounts receivable balances were above the December 1999 levels, they continued to decline relative to days sales outstanding for the same period last year.

                             SONOCO PRODUCTS COMPANY

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF  OPERATIONS

                             (UNAUDITED), CONTINUED

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

Cash generated from operations of $88.8 million was used to fund capital expenditures of $22.6 million, pay dividends of $19.3 million, and repurchase $46.4 million of the Company's common stock. The Company expects internally generated cash flows along with borrowings available under its commercial paper and other existing credit facilities to be sufficient to meet operating and normal capital expenditure requirements.

EURO COMPLIANCE

On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies and the Euro and adopted the Euro as their common legal currency (the "Euro Conversion"). The impact to the Company of the Euro Conversion has not been material through the first quarter of 2000. The Company is currently unsure of the potential impact that the Euro Conversion will have on its business, financial condition, results of operations, and cash flows, particularly as it relates to its European operations. However, the Company does not anticipate that the Euro Conversion will have a material adverse effect on its future business, financial condition, results of operations, or cash flows.

                             SONOCO PRODUCTS COMPANY
                          PART I. FINANCIAL INFORMATION

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

                Information about the Company's exposure to market risk was disclosed in its 1999 Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 24, 2000. There have been no material quantitative or qualitative changes in market risk exposures since the date of that filing.

                           PART II. OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders

                The Company's annual meeting of shareholders was held on April 19, 2000. The following matters, as described more fully in the Company's Proxy Statement, were approved by the shareholders at this meeting:

                (1) The following directors were elected:


                                                                             VOTES
                                                                 ----------------------------
                                                    Term             For             Withheld
                                                   ------        ----------         ---------
                      C. W. Coker                  3-year        81,768,521         2,864,481
                      H. E. DeLoach, Jr.           3-year        79,920,744         4,712,258
                      A. T. Dickson                3-year        81,942,101         2,690,901
                      C. D. Spangler, Jr.          3-year        82,047,442         2,585,560
                      Dona Davis Young             3-year        81,719,277         2,913,725

                (2) The Performance-Based Annual Incentive Plan for Executive Officers was approved by the shareholders by a vote of 79,424,831 for and 3,876,916 against, with 1,331,255 votes abstaining.

                (3) PricewaterhouseCoopers LLP, Certified Public Accountants, was approved as the independent auditors of the corporation for the fiscal year ending December 31, 2000. The shareholders voted 84,203,411 for and 233,598 against this appointment, with 195,993 votes abstaining.

                There were 17,214,071 non-votes for each matter voted upon.

                             SONOCO PRODUCTS COMPANY
                           PART II. OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K
-------         --------------------------------

                (a)    Exhibit (10-7)-Performance-Based Annual Incentive
                       Plan for Executive Officers (incorporated by reference to the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders filed with the SEC on March 15, 2000)

                       Exhibit (27)-Financial Data Schedule (for SEC use only)


                (b) No Current Reports on Form 8-K were filed by the Company during the first quarter of 2000.

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















                                                SONOCO PRODUCTS COMPANY
                                               ---------------------------------
                                                      (Registrant)



Date:     May 12, 2000
     --------------------                      By: /s/ F. T. Hill, Jr.
                                                  ------------------------------
                                                       F. T. Hill, Jr.
                                                       Vice President and
                                                       Chief Financial Officer

                             SONOCO PRODUCTS COMPANY

                                  EXHIBIT INDEX



                           Exhibit
                           Number       Description
                           ------       -----------

                           10-7     Performance-Based Annual Incentive Plan for
                                    Executive Officers (incorporated by
                                    reference to the Company's definitive Proxy
                                    Statement for the 2000 Annual Meeting of
                                    Shareholders filed with the SEC on March 15,
                                    2000)

                           27       Financial Data Schedule for the first
                                    quarter of 2000 (for SEC use only)