Form 10-Q
period 2000-07-02
SONOCO PRODUCTS CO
filed 2000-08-15
CIK 91767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                      20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended July 2, 2000                   Commission File No. 1-11261


                             SONOCO PRODUCTS COMPANY


                                    --------


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

                              Yes  [X]      No  [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock at August 6, 2000:

                     Common stock, no par value: 99,481,306

                             SONOCO PRODUCTS COMPANY


                                      INDEX



PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS:

                  Condensed Consolidated Balance Sheets - July 2, 2000 (unaudited) and December 31, 1999

                  Condensed Consolidated Statements of Income - Three Months and Six Months Ended July 2, 2000 (unaudited) and June 27, 1999 (unaudited)

                  Condensed Consolidated Statements of Cash Flows - Six Months Ended July 2, 2000 (unaudited) and June 27, 1999 (unaudited)

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

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURE

                             SONOCO PRODUCTS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Dollars and shares in thousands)


                                                       (unaudited)
                                                          July 2,   December 31,
                                                           2000         1999*
                                                       -----------  -----------
                           ASSETS

CURRENT ASSETS
  Cash and cash equivalents                            $   42,803    $   36,515
  Trade accounts receivable, net of allowances            362,471       346,845
  Other receivables                                        22,468        28,847
  Inventories:
    Finished and in process                               113,246        94,133
    Materials and supplies                                162,272       154,231
Prepaid expenses and other                                 39,816        62,510
                                                       ----------    ----------
                                                          743,076       723,081
PROPERTY, PLANT AND EQUIPMENT, NET                        999,614     1,032,503
COST IN EXCESS OF FAIR VALUE OF ASSETS PURCHASED, NET     244,994       254,580
OTHER ASSETS                                              297,053       286,856
                                                       ----------    ----------
         Total Assets                                  $2,284,737    $2,297,020
                                                       ==========    ==========


         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Payable to suppliers                                 $  218,842    $  192,859
  Accrued expenses and other                              140,420       139,175
  Notes payable and current portion of long-term debt      59,739        84,597
  Taxes on income                                           2,156            --
                                                       ----------    ----------
                                                          421,157       416,631
LONG-TERM DEBT                                            813,544       819,540
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                32,263        36,278
DEFERRED INCOME TAXES AND OTHER                           134,751       123,351
SHAREHOLDERS' EQUITY
  Common stock, no par value
    Authorized 300,000 shares
    99,461 and 101,448 shares issued and outstanding
    at July 2, 2000 and December 31, 1999,
    respectively                                            7,175         7,175
  Capital in excess of stated value                       382,213       427,591
  Accumulated other comprehensive loss                   (148,121)     (123,008)
  Retained earnings                                       641,755       589,462
                                                       ----------    ----------
         Total Shareholders' Equity                       883,022       901,220
                                                       ----------    ----------
         Total Liabilities and Shareholders'  Equity   $2,284,737    $2,297,020
                                                       ==========    ==========





* The December 31, 1999 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited) (Dollars and shares in thousands except per share data)

                                                         Three Months Ended                Six Months Ended
                                                     -------------------------       -----------------------------
                                                      July 2,         June 27,          July 2,          June 27,
                                                        2000            1999             2000              1999
                                                     ---------       ---------       -----------       -----------
Net sales                                            $ 688,686       $ 611,754       $ 1,364,985       $ 1,172,233

Cost of sales                                          533,804         466,632         1,058,442           892,534

Selling, general and administrative expenses            69,369          60,745           136,795           120,015

Gain on assets held for sale                                --              --                --             3,500
                                                     ---------       ---------       -----------       -----------

Income before interest and taxes                        85,513          84,377           169,748           163,184

Interest expense                                        15,164          11,846            30,683            24,316

Interest income                                           (735)         (1,692)           (1,498)           (2,730)
                                                     ---------       ---------       -----------       -----------

Income before income taxes                              71,084          74,223           140,563           141,598

Provision for income taxes                              26,992          28,575            53,414            53,166
                                                     ---------       ---------       -----------       -----------

Income before equity in earnings of affiliates/
  Minority interest in subsidiaries                     44,092          45,648            87,149            88,432

Equity in earnings of affiliates/Minority
  interest in subsidiaries                               2,308           1,716             4,268             2,879
                                                     ---------       ---------       -----------       -----------

Net income                                           $  46,400       $  47,364       $    91,417       $    91,311
                                                     =========       =========       ===========       ===========

Average common shares outstanding:
     Basic                                              99,452         101,867           100,188           101,842
      Assuming exercise of options                         264             975               220               987
                                                     ---------       ---------       -----------       -----------
     Diluted                                            99,716         102,842           100,408           102,829
                                                     =========       =========       ===========       ===========

Net income per common share:
     Basic                                                $.47            $.46              $.91              $.90
                                                          ====            ====              ====              ====
     Diluted                                              $.47            $.46              $.91              $.89
                                                          ====            ====              ====              ====

Cash dividends per common share                           $.20            $.19              $.39              $.37
                                                          ====            ====              ====              ====


      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (Dollars in thousands)

                                                            Six Months Ended
                                                        ----------------------
                                                         July 2,       June 27,
                                                          2000          1999
                                                        ---------     --------

NET CASH PROVIDED BY OPERATING ACTIVITIES               $ 163,338     $ 67,476

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                 (47,910)     (64,437)
Cost of acquisitions, exclusive of cash                    (1,878)     (25,770)
Proceeds from non-operating notes receivable                   --       34,000
Proceeds from the sale of assets                              856       15,433
Other, net                                                 (1,153)        (933)
                                                        ---------     --------

Net cash used by investing activities                     (50,085)     (41,707)
                                                        ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt                              8,460       46,040
Principal repayment of debt                              (102,768)     (64,796)
Net increase in commercial paper borrowings                70,700       17,000
Cash dividends                                            (39,125)     (37,686)
Common shares acquired                                    (46,364)        (217)
Common shares issued                                        2,346        2,854
                                                        ---------     --------

Net cash used by financing activities                    (106,751)     (36,805)
                                                        ---------     --------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                     (214)      (1,368)
                                                        ---------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        6,288      (12,404)

Cash and cash equivalents at beginning of period           36,515       57,249
                                                        ---------     --------

Cash and cash equivalents at end of period              $  42,803     $ 44,845
                                                        =========     ========










      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1:  BASIS OF INTERIM PRESENTATION

         In the opinion of the management of Sonoco Products Company (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations , and cash flows for the interim periods reported hereon. Operating results for the three and six months ended July 2, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report for the fiscal year ended December 31, 1999.


NOTE 2:  DIVIDEND DECLARATIONS

         On April 19, 2000, the Board of Directors declared a regular quarterly dividend of $.20 per share. This dividend was paid June 9, 2000, to all shareholders of record May 19, 2000.

         On July 19, 2000, the Board of Directors declared a regular quarterly dividend of $.20 per share payable September 8, 2000, to all shareholders of record August 18, 2000.


NOTE 3:  NEW ACCOUNTING PRONOUNCEMENT

         On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The effective date of FAS 133 has been deferred by FAS 137. FAS 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is currently evaluating the effect of adopting FAS 133.

                             SONOCO PRODUCTS COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (unaudited)


NOTE 4:  COMPREHENSIVE INCOME

         The following table reconciles net income to comprehensive income (dollars in thousands):


                                       Three Months Ended    Six Months Ended
                                       ------------------   -------------------

                                         July 2,  June 27,   July 2,    June 27,
                                          2000     1999       2000       1999
                                       ---------  -------   --------   --------
          Net income                    $46,400   $47,364   $ 91,417   $ 91,311

          Other comprehensive income
            (loss):
              Foreign currency
                translation adjustments  (8,352)      957    (25,113)   (23,535)
                                        -------   -------   --------   --------
          Comprehensive income          $38,048   $48,321   $ 66,304   $ 67,776
                                        =======   =======   ========   ========


         The following table summarizes the components of the current period change in the accumulated other comprehensive loss balances (dollars in thousands):


                                         Foreign       Minimum      Accumulated
                                         Currency      Pension          Other
                                       Translation    Liability    Comprehensive
                                       Adjustments   Adjustment         Loss
                                       -----------   ----------    -------------

         Balance at January 1, 2000    $ (118,882)    $ (4,126)     $ (123,008)

         Current period change            (25,113)          --         (25,113)
                                       ----------     --------      ----------

         Balance at July 2, 2000       $ (143,995)    $ (4,126)     $ (148,121)
                                       ==========     ========      ==========

                             SONOCO PRODUCTS COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (unaudited)

NOTE 5:  FINANCIAL SEGMENT INFORMATION

         Sonoco reports its results in two primary segments, Industrial Packaging and Consumer Packaging. The Industrial Packaging segment includes engineered carriers (paper and plastic tubes and cores, paper manufacturing, and recovered paper operations); and protective packaging (designed interior packaging and protective reels). The Consumer Packaging segment includes composite cans; flexible packaging (printed flexibles, high density bag and film products, and container seals); and packaging services and specialty products (e-marketplace, graphics management, folding cartons, and paper glass covers and coasters).

                    FINANCIAL SEGMENT INFORMATION (UNAUDITED)
                             (Dollars in thousands)

                                                    Three Months Ended                   Six Months Ended
                                               -----------------------------      -------------------------------
                                               July 2, 2000    June 27, 1999      July 2, 2000      June 27, 1999
                                               ------------    -------------      ------------      --------------
            Net Sales

                Industrial Packaging             $377,289         $338,381         $  740,651        $  646,271

                Consumer Packaging                311,397          271,613            624,334           517,289

                Other*                                 --            1,760                 --             8,673
                                                 --------         --------         ----------        ----------

                    Consolidated                 $688,686         $611,754         $1,364,985        $1,172,233
                                                 ========         ========         ==========        ==========


            Operating Profit

               Industrial Packaging              $ 56,437         $ 47,969         $  109,436        $   91,404

               Consumer Packaging                  29,076           36,460             60,312            68,204

               Other*                                  --              (52)                --                76

               Gain on assets held for sale            --               --                 --             3,500

               Interest, net                      (14,429)         (10,154)           (29,185)          (21,586)
                                                 --------         --------         ----------        ----------

                   Consolidated                  $ 71,084         $ 74,223         $  140,563        $  141,598
                                                 ========         ========         ==========        ==========


*  Includes net sales and operating profits of divested businesses.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of Sonoco Products Company


We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of July 2, 2000, and the related condensed consolidated statements of income for each of the three-month and six-month periods ended July 2, 2000 and June 27, 1999, and the condensed consolidated statements of cash flows for the six-month periods ended July 2, 2000 and June 27, 1999. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended (not presented herein), and in our report dated January 26, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






                                               /s/PricewaterhouseCoopers LLP
                                               ---------------------------------
                                               PricewaterhouseCoopers LLP

Charlotte, North Carolina
August 15, 2000

                             SONOCO PRODUCTS COMPANY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (UNAUDITED)

Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature, are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding offsetting high raw material costs, adequacy of income tax provision, refinancing of debt, adequacy of cash flows, and financial strategies and the results expected from them. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. Such risks and uncertainties include, without limitation; availability and pricing of raw materials; success of new product development and introduction; the accuracy of customer forecasts; ability to maintain or increase productivity levels; international, national and local economic and market conditions; ability to maintain market share; pricing pressures and demand for products; continued strength of our paperboard-based engineered carrier and composite can operations; currency stability and the rate of growth in foreign markets; and actions of government agencies.

              SECOND QUARTER 2000 COMPARED WITH SECOND QUARTER 1999

RESULTS OF OPERATIONS

Consolidated net sales for the second quarter of 2000 were $688.7 million, an increase of $76.9 million over last year's second quarter sales of $611.8 million. The increase reflects the impact of selling price increases implemented during the second quarter of 2000 as well as acquisitions made during 1999.

Reported net income for the quarter was $46.4 million versus $47.4 million in the second quarter of 1999. The quarter-over-quarter decrease resulted primarily from the impact of increased raw material costs, weaker volumes, and change in product mix. Earnings benefited in the second quarter of 2000 from higher pension income and a lower effective tax rate. These benefits, however, were partially offset by the costs associated with the closure of an engineered carriers plant, the partial closure of a high density film plant, and consolidation costs of the composite can operations acquired from Crown, Cork & Seal in 1999. Earnings per diluted share were $.47 for the second quarter of 2000 versus $.46 for the same period last year. The higher earnings per diluted share reflects the impact of the Company's repurchase of a total of approximately 3.1 million shares of its common stock throughout December 1999 and the first quarter of 2000.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

        SECOND QUARTER 2000 COMPARED WITH SECOND QUARTER 1999, CONTINUED

CONSUMER PACKAGING SEGMENT

In the second quarter of 2000 the consumer packaging segment included composite cans; flexible packaging (printed flexibles, high density bag and film products, and container seals); and packaging services and specialty products (e-marketplace, graphics management, folding cartons, and paper glass covers and coasters).

Second quarter sales from ongoing operations in the consumer segment were $311.4 million, compared with $271.6 million in the same quarter of 1999. Operating profits in this segment were $29.1 million in the second quarter of 2000, compared with $36.5 million in the same period last year. Last year's second quarter results included a gain of approximately $2 million on the sale of land and buildings.

The increase in second quarter sales in the consumer segment resulted primarily from acquisitions and higher selling prices, compared with the same period in 1999. Sales reflect the third quarter 1999 acquisitions of the flexible packaging businesses of Graphic Packaging Corporation and the composite can businesses of Crown, Cork & Seal.

The decrease in operating profits primarily reflects the negative impact of unrecovered resin price increases in the high density bag and film business. Average resin prices for the second quarter of 2000 have increased 38% from the same period last year. The business implemented two 7.5% price increases during the second quarter of 2000, but fell approximately $4 million short of covering these raw material price increases. Sales and operating profits increased in the printed flexibles business, primarily from the September 1999 Graphic Packaging acquisition. The base flexible operations did experience lower sales and profits primarily resulting from lower internal sales and fewer new product rollouts during the second quarter of 2000.

Operating profits were also impacted by declines in volume and changes in product mix in the Company's composite can business. Composite can volumes were down in the snack food, refrigerated dough, and powdered beverage markets, reflecting in part a continued reduction by certain customers of excess inventories and seasonal demand changes. Composite can volumes increased during this year's second quarter for nuts and frozen concentrate. Based on current customer forecasts, composite can volumes are expected to improve during the second half of 2000.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

        SECOND QUARTER 2000 COMPARED WITH SECOND QUARTER 1999, CONTINUED

INDUSTRIAL PACKAGING SEGMENT

The industrial packaging segment for the second quarter of 2000 included engineered carriers (paper and plastic tubes and cores, paper manufacturing, and recovered paper operations) and protective packaging (designed interior packaging and protective reels).

Second quarter sales for the industrial packaging segment were $377.3 million in 2000, an 11.5% increase over the $338.4 million reported in last year's second quarter. Operating profits for this segment were $56.4 million, an increase of 17.7% over the $48.0 million reported in the second quarter of 1999. Last year's second quarter results included a $2.4 million charge related to the closing of a paper mill in the United Kingdom and associated redundancies.

The increase in second quarter sales and profits in the industrial segment resulted from improved productivity and the impact of selling price increases for engineered carriers in response to higher general operating and raw material costs. The price of the Company's principal raw material, old corrugated containers (OCC), averaged $126 per ton during the second quarter of 2000, a 100% increase over the average price during the second quarter of 1999.

To offset rising energy and transportation costs and other materials and general operating cost increases, Sonoco implemented selling price increases for its engineered carriers products in North America of 6 - 9%, effective May 1, 2000, and in Europe of 8 - 12%, effective May 15, 2000. As a result of these price increases, the relationship of selling prices relative to material costs improved in the second quarter of 2000 in both the North American and European businesses. The second quarter of 2000 also benefited from increased profit in the recovered paper operations.

Strong volume in the Company's protective packaging operations contributed to higher sales and earnings in the second quarter of 2000 compared with the second quarter of 1999. Part of the increase in volume was due to a new designed interior packaging facility in San Luis Potosi, Mexico, which began production in the second half of 1999. In addition, productivity improvements contributed to the improved performance of these operations.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

           JUNE 2000 YEAR-TO-DATE COMPARED WITH JUNE 1999 YEAR-TO-DATE

RESULTS OF OPERATIONS

Consolidated net sales for the first six months of 2000 were $1.36 billion, compared with $1.17 billion in the first six months of 1999. Strong volume in the first quarter of 2000, coupled with selling price increases implemented throughout the first six months of 2000, increased year-over-year sales by $126 million. In addition, acquisitions (net of dispositions) increased sales by $67 million. This year's first half sales included six more calendar days (4 to 6 more billing days, depending on the specific business) than in the previous year.

Net income for the first half of 2000 was $91.4 million, versus $87.8 million for the same period in 1999, excluding a $3.5 million non-recurring gain in the first quarter of 1999. Net income benefited from the higher volume experienced in the first half of 2000, compared with the same period last year. Year-over-year raw material costs have increased in virtually every operation and geography in which the Company operates. Selling prices have been, and are continuing to be, raised in response to the rising raw material costs. By the end of the second quarter of 2000, the Company's year-to-date relationship of selling price to material cost was positive by approximately $3 million. Further realization of selling price increases is expected during the third quarter of 2000. Unfavorable product mix more than offset this favorable price/cost relationship for the first half of the year.

Earnings per diluted share for the first six months of 2000 were $.91, versus $.85 in the same period of 1999, excluding the non-recurring gain. The higher earnings per diluted share reflects the impact of the Company's repurchase of a total of approximately 3.1 million shares of its common stock throughout December 1999 and the first quarter of 2000.

CONSUMER PACKAGING SEGMENT

Trade sales from ongoing operations for the consumer packaging segment were $624.3 million in the first six months of 2000, compared with $517.3 million in the first half of 1999. Approximately $75.3 million of the increase in the year-over-year sales in this segment was due to the 1999 acquisitions of the composite can businesses of Crown Cork & Seal, Inc. and the flexible packaging businesses of Graphic Packaging Corporation. Operating profits from ongoing operations in this segment were $60.3 million for the first half of 2000, compared with $68.2 million during the same period last year. Last year's second quarter results included a gain of approximately $2 million on the sale of land and buildings.

Volume in the Company's global composite can operations in the first half of 2000 remains ahead of levels in the

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

     JUNE 2000 YEAR-TO-DATE COMPARED WITH JUNE 1999 YEAR-TO-DATE, continued

CONSUMER PACKAGING SEGMENT, CONTINUED

same period last year largely due to the acquisition of Crown Cork & Seal's composite can businesses in 1999. Operating profits in this business were down in the first six months of 2000 compared with the same period last year as the increased volume was offset by unfavorable product mix and additional fixed costs associated with the acquisition.

Volume decreased in Sonoco's high density bag and film products operations for the first six months of 2000, compared with the same period last year. The decreases arose primarily in the second quarter in both the grocery and retail markets. Operating profits have also been negatively impacted by higher resin prices. The business implemented two 7.5% price increases during the second quarter of 2000, but has fallen approximately $8 million short of covering these material price increases on a year-to-date basis.

Volume increased in the Company's printed flexible operations in the first half of 2000, compared with the first half of 1999. The acquisition of the flexible packaging operations of the Graphic Packaging Corporation in September 1999 contributed the majority of the additional sales. This acquisition, which was expected to be earnings neutral in its first year, has become slightly accretive to 2000 earnings. In addition, productivity improvements contributed to this group's improved performance over the first half of 1999.

INDUSTRIAL PACKAGING SEGMENT

Trade sales for the industrial packaging segment for the first six months of 2000 were $740.7 million, compared with $646.3 million in the first half of 1999. Operating profits for this segment in the first half of 2000 were $109.4 million, compared with the $91.4 million reported in the same period of 1998.

The increase in sales and profits in this segment resulted primarily from increased volume in paper and plastic tubes and cores, compared with the first six months of 1999, which experienced direct and indirect adverse effects from the downturn in the Asian economy during 1999. In addition, more calendar days in the first quarter of 2000, productivity improvements, and the impact of price increases realized, contributed to improved results for the first half of 2000 compared to the first half of 1999.

In the global integrated paper and engineered carriers business, unit volume increased by approximately two percent on a comparable billing day basis during the first six months of 2000, compared with the same period last year. The average price of OCC was approximately twice that of the same period last year. Selling prices for engineered carriers were higher as prices were raised to pass through the higher recovered paper costs. OCC prices began to drop late in the second quarter of 2000 and prices have continued to drop in the third quarter.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

     JUNE 2000 YEAR-TO-DATE COMPARED WITH JUNE 1999 YEAR-TO-DATE, continued

INDUSTRIAL PACKAGING SEGMENT, CONTINUED

Strong volume in the Company's protective packaging operations contributed to higher sales and earnings in the first half of 2000 compared with the same period last year. Part of the increase in volume is due to a new designed interior packaging facility in Mexico that began production in the second half of 1999. In addition, productivity improvements contributed to the improved performance of these operations.

CORPORATE

General corporate expenses have been allocated as operating costs to each of the segments. Year to date net interest expense was $7.6 million higher in the first six months of 2000 compared with the same period last year due to higher average interest rates and higher debt levels associated with funding acquisitions and stock repurchases.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's financial position remained strong through the first half of 2000. The debt-to-capital ratio, after adjusting debt levels for excess cash related to the issuance of restricted purpose bonds, decreased to 46.8% at July 2, 2000, from 47.5% at December 31, 1999. The decrease is due to a net reduction in the Company's overall debt of $30.9 million in the first half of 2000.

Working capital increased $15.5 million to $321.9 million during the first half of 2000, driven mainly by decreases in short-term debt and increases in trade accounts receivable. The increases in accounts receivable are primarily driven by higher sales.

The Company expects internally generated cash flows, along with borrowings available under its commercial paper and other existing credit facilities, to be sufficient to meet operating and normal capital expenditure requirements.

EURO CONVERSION

There have not been any significant new developments relating to the Euro Conversion since year-end 1999. Refer to the 1999 Form 10-K for a discussion of the Euro Conversion.

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


                           PART II. OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders

                Incorporated by reference to the information set forth under
                Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2000.

Item 6.         Exhibits and Reports on Form 8-K

                (a)     Exhibit 27 - Financial Data Schedule (for SEC use only)

                (b) Sonoco filed Form 8-K relating to Item 5 of that form with respect to other events, filed on July 21, 2000.

                  S O N O C O   P R O D U C T S   C O M P A N Y


                                    SIGNATURE




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


















                                                SONOCO PRODUCTS COMPANY
                                                      (Registrant)



Date:    August 15, 2000                        By:  /s/ F. Trent Hill, Jr.
     --------------------------                      --------------------------
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

         27 Financial Data Schedule for the second quarter of 2000 (for SEC use only)