Form 10-Q
period 2000-10-01
SONOCO PRODUCTS CO
filed 2000-11-15
CIK 91767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                      20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended October 1, 2000                Commission File No. 1-11261


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

                                 Yes [X] No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock at November 5, 2000:

                     Common stock, no par value: 99,514,510
                     --------------------------------------

                             SONOCO PRODUCTS COMPANY


                                      INDEX



           PART I.  FINANCIAL INFORMATION

                    ITEM 1.  FINANCIAL STATEMENTS:

                                 Condensed Consolidated Balance
                                 Sheets - October 1, 2000 (unaudited)
                                 and December 31, 1999

                                 Condensed Consolidated Statements of
                                 Income - Three and Nine Months Ended
                                 October 1, 2000 (unaudited) and
                                 September 26, 1999 (unaudited)

                                 Condensed Consolidated Statements of
                                 Cash Flows - Nine Months Ended October
                                 1, 2000 (unaudited) and September 26,
                                 1999 (unaudited)

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

           PART II. OTHER INFORMATION

                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


           SIGNATURE

                             SONOCO PRODUCTS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Dollars and shares in thousands)

                                                                  (unaudited)
                                                                   October 1,           December 31,
                                                                      2000                  1999*
                                                                  -----------           -----------
                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                       $    53,960           $    36,515
  Trade accounts receivable, net of allowances                        360,263               346,845
  Other receivables                                                    27,986                28,847
  Inventories:
         Finished and in process                                      112,213                94,133
         Materials and supplies                                       159,344               154,231
Prepaid expenses and other                                             37,923                62,510
                                                                  -----------           -----------
                                                                      751,689               723,081
PROPERTY, PLANT AND EQUIPMENT, NET                                    987,015             1,032,503
COST IN EXCESS OF FAIR VALUE OF ASSETS PURCHASED, NET                 238,874               254,580
OTHER ASSETS                                                          301,150               286,856
                                                                  -----------           -----------
         Total Assets                                             $ 2,278,728           $ 2,297,020
                                                                  ===========           ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Payable to suppliers                                            $   219,866           $   192,859
  Accrued expenses and other                                          155,633               139,175
  Notes payable and current portion of long-term debt                  61,489                84,597
  Taxes on income                                                       8,270                    --
                                                                  -----------           -----------
                                                                      445,258               416,631
LONG-TERM DEBT                                                        775,176               819,540
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                            28,883                36,278
DEFERRED INCOME TAXES AND OTHER                                       139,127               123,351
SHAREHOLDERS' EQUITY
  Common stock, no par value
   Authorized 300,000 shares
   99,483 and 101,448 shares issued and outstanding
  at October 1, 2000 and December 31, 1999, respectively                7,175                 7,175
  Capital in excess of stated value                                   380,322               427,591
  Accumulated other comprehensive loss                               (157,748)             (123,008)
  Retained earnings                                                   660,535               589,462
                                                                  -----------           -----------
         Total Shareholders' Equity                                   890,284               901,220
                                                                  -----------           -----------
         Total Liabilities and Shareholders' Equity               $ 2,278,728           $ 2,297,020
                                                                  ===========           ===========


* The December 31, 1999 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited) (Dollars and shares in thousands except per share data)


                                                             Three Months Ended                       Nine Months Ended
                                                       -------------------------------         -------------------------------
                                                        October 1,          Sept. 26,          October 1,            Sept. 26,
                                                           2000                1999                2000                1999
                                                       -----------         -----------         -----------         -----------
Net sales                                              $   677,469         $   620,027         $ 2,042,454         $ 1,792,260

Cost of sales                                              529,972             476,069           1,588,414           1,368,603

Selling, general and administrative expenses                69,001              63,427             205,796             183,442

Other items*                                                 5,499                  --               5,499              (3,500)
                                                       -----------         -----------         -----------         -----------

Income before interest and taxes                            72,997              80,531             242,745             243,715

Interest expense                                            15,026              12,914              45,709              37,230

Interest income                                               (929)             (1,310)             (2,427)             (4,040)
                                                       -----------         -----------         -----------         -----------

Income before income taxes                                  58,900              68,927             199,463             210,525

Provision for income taxes                                  22,382              25,542              75,796              78,708
                                                       -----------         -----------         -----------         -----------

Income before equity in earnings of affiliates/
     Minority interest in subsidiaries                      36,518              43,385             123,667             131,817

Equity in earnings of affiliates/Minority
     interest in subsidiaries                                2,014               1,882               6,282               4,761
                                                       -----------         -----------         -----------         -----------

Net income                                             $    38,532         $    45,267         $   129,949         $   136,578
                                                       ===========         ===========         ===========         ===========


Average common shares outstanding:
     Basic                                                  99,478             101,946              99,953             101,877
     Assuming exercise of options                              152                 953                 197                 976
                                                       -----------         -----------         -----------         -----------
     Diluted                                                99,630             102,899             100,150             102,853
                                                       ===========         ===========         ===========         ===========


Net income per common share:
     Basic                                             $       .39         $       .44         $      1.30         $      1.34
                                                       ===========         ===========         ===========         ===========
     Diluted                                           $       .39         $       .44         $      1.30         $      1.33
                                                       ===========         ===========         ===========         ===========

Cash dividends per common share                        $       .20         $       .19         $       .59         $       .56
                                                       ===========         ===========         ===========         ===========

* Includes executive severance agreements in 2000 and gain on sales of divested assets in 1999.

      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (Dollars in thousands)

                                                                 Nine Months Ended
                                                            ---------------------------
                                                            October 1,        Sept. 26,
                                                               2000              1999
                                                            ---------         ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   $ 271,975         $ 162,089

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                     (79,837)          (94,314)
Cost of acquisitions, exclusive of cash                        (2,080)         (180,684)
Proceeds from non-operating notes receivable                       --            34,000
Proceeds from the sale of assets                                1,002            15,692
Investments in affiliates                                      (1,153)          (14,568)
Other, net                                                         --              (688)
                                                            ---------         ---------

Net cash used by investing activities                         (82,068)         (240,562)
                                                            ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt                                 13,071           124,988
Principal repayment of debt                                  (105,534)          (68,004)
Net increase in commercial paper borrowings                    31,700            61,800
Net (decrease) increase in bank overdrafts                     (8,188)            8,966
Cash dividends                                                (58,876)          (57,059)
Common shares acquired                                        (46,364)             (217)
Common shares issued                                            2,417             4,277
                                                            ---------         ---------

Net cash (used) provided by financing activities             (171,774)           74,751
                                                            ---------         ---------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                         (688)           (1,403)
                                                            ---------         ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           17,445            (5,125)

Cash and cash equivalents at beginning of  period              36,515            57,249
                                                            ---------         ---------

Cash and cash equivalents at end of period                  $  53,960         $  52,124
                                                            =========         =========


      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1:  BASIS OF INTERIM PRESENTATION

         In the opinion of the management of Sonoco Products Company (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows for the interim periods reported hereon. Operating results for the three and nine months ended October 1, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report for the fiscal year ended December 31, 1999.

         Certain amounts have been reclassified to conform with the current year presentation.


NOTE 2:  DIVIDEND DECLARATIONS

         On July 19, 2000, the Board of Directors declared a regular quarterly dividend of $.20 per share payable September 8, 2000, to all shareholders of record August 18, 2000.

         On October 18, 2000, the Board of Directors declared a regular quarterly dividend of $.20 per share payable December 8, 2000, to all shareholders of record November 17, 2000.


NOTE 3:  NEW ACCOUNTING PRONOUNCEMENT

         On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) which was later amended by FAS 138. FAS 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is currently evaluating the effect of adopting FAS 133.

                             SONOCO PRODUCTS COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (unaudited)


NOTE 4:  COMPREHENSIVE INCOME

         The following table reconciles net income to comprehensive income (dollars in thousands):


                                             Three Months Ended                  Nine Months Ended
                                         ---------------------------         ---------------------------
                                         October 1,        Sept. 26,         October 1,        Sept. 26,
                                            2000              1999              2000              1999
                                         ---------         ---------         ---------         ---------
Net income                               $  38,532         $  45,267         $ 129,949         $ 136,578

Other comprehensive loss:
     Foreign currency translation
         adjustments                        (9,627)           (2,200)          (34,740)          (25,735)
                                         ---------         ---------         ---------         ---------

Comprehensive income                     $  28,905         $  43,067         $  95,209         $ 110,843
                                         =========         =========         =========         =========


         The following table summarizes the components of the current period change in the accumulated other comprehensive loss balances (dollars in thousands):


                                   Foreign           Minimum         Accumulated
                                   Currency          Pension             Other
                                 Translation        Liability        Comprehensive
                                 Adjustments       Adjustment             Loss
                                 -----------       ----------        -------------
Balance at January 1, 2000        $(118,882)        $  (4,126)        $(123,008)

Current period change               (34,740)               --           (34,740)
                                  ---------         ---------         ---------

Balance at October 1, 2000        $(153,622)        $  (4,126)        $(157,748)
                                  =========         =========         =========

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

                    FINANCIAL SEGMENT INFORMATION (UNAUDITED)
                             (Dollars in thousands)

                                                     Three Months Ended                       Nine Months Ended
                                              --------------------------------       ---------------------------------
                                              Oct. 1, 2000      Sept. 26, 1999       Oct. 1, 2000       Sept. 26, 1999
                                              ------------      --------------       ------------       --------------

Net Sales

      Industrial Packaging                    $   362,452         $   340,456         $ 1,103,103         $   986,727

      Consumer Packaging                          315,017             279,571             939,351             796,860

      Other*                                           --                  --                  --               8,673
                                              -----------         -----------         -----------         -----------

           Consolidated                       $   677,469         $   620,027         $ 2,042,454         $ 1,792,260
                                              ===========         ===========         ===========         ===========


Operating Profit

      Industrial Packaging                    $    52,677         $    46,047         $   162,113         $   137,451

      Consumer Packaging                           25,819              34,677              86,131             102,881

      Other*                                           --                (193)                 --                (117)

      One-time non-operational items**             (5,499)                 --              (5,499)              3,500

      Interest, net                               (14,097)            (11,604)            (43,282)            (33,190)
                                              -----------         -----------         -----------         -----------

         Consolidated                         $    58,900         $    68,927         $   199,463         $   210,525
                                              ===========         ===========         ===========         ===========

*  Includes net sales and operating profits of divested businesses.
** Includes executive severance agreements in 2000 and gain on sales of divested assets in 1999.

                            SONOCO PRODUCTS COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                  (unaudited)

Note 6:   Income Tax

          As previously disclosed in footnote 14 to the Company's annual report for the fiscal year ended December 31, 1999, the Company received a Revenue Agent Report from the Internal Revenue Service (IRS) related to the years 1993 through 1995. The most significant issue pertains to the disallowance of Corporate Owned Life Insurance (COLI) loan interest. In January 2000, the Company filed a protest with the Appeals Division of the IRS disputing the agent's position. In October 2000, management learned that in another case, a US District Court upheld the IRS's position that interest related to loans on COLI policies was not deductible for income tax purposes. This issue has wide spread implications to numerous corporations, including the Company, and its ultimate resolution is unknown. The Company continues to monitor the issue and to work towards resolving it. Based on the Company's evaluation of the facts in its case, the Company believes that the impact could exceed existing accruals by a range from $0 to $26 million. The Company plans to reevaluate the adequacy of its accruals as the situation develops.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of Sonoco Products Company


We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of October 1, 2000, and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended October 1, 2000 and September 26, 1999, and the condensed consolidated statements of cash flows for the nine-month periods ended October 1, 2000 and September 26, 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended (not presented herein), and in our report dated January 26, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






                                                   /s/PricewaterhouseCoopers LLP
                                                  ------------------------------
                                                  PricewaterhouseCoopers LLP

Charlotte, North Carolina
November 15, 2000

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

               THIRD QUARTER 2000 COMPARED WITH THIRD QUARTER 1999

RESULTS OF OPERATIONS

Consolidated net sales for the third quarter of 2000 were $677.5 million, an increase of $57.5 million over last year's third quarter sales of $620.0 million. The combination of selling price increases implemented in the first three quarters of 2000 to pass through higher raw material costs and acquisitions made late in the third quarter of 1999 resulted in an increase in sales of $64 million over the same period last year. Quarter-over-quarter sales were lowered by approximately $8 million from the translation of European sales into U.S. dollars.

Reported net income and earnings per diluted share for the quarter were $38.5 million and $.39, respectively. These reported results include the impact of a one-time, after-tax charge of $3.4 million, or $.03 per diluted share, related to senior management changes that were announced in July 2000. Excluding the impact of this executive severance charge, net income and earnings per diluted share for the quarter were $41.9 million and $.42, respectively, compared with $45.3 million and $.44, respectively, in the third quarter of 1999. Earnings were adversely impacted by slower volumes and unfavorable product mix compared with last year's third quarter.

                             SONOCO PRODUCTS COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

         THIRD QUARTER 2000 COMPARED WITH THIRD QUARTER 1999, CONTINUED

CONSUMER PACKAGING SEGMENT

The consumer packaging segment includes composite cans; flexible packaging (printed flexibles, high density bag and film products, and container seals); and packaging services and specialty products (e-marketplace, graphics management, folding cartons, and paper glass covers and coasters).

Third quarter sales in the consumer segment were $315.0 million, compared with $279.6 million in the same quarter of 1999. Operating profits in this segment were $25.8 million in the third quarter of 2000, compared with $34.7 million in the same period last year.

The consumer segment's increase in sales of $35.4 million, or 12.7%, for the third quarter of 2000 over the same quarter last year resulted primarily from higher selling prices and acquisitions completed late in the third quarter of 1999. These acquisitions consisted of the flexible packaging businesses of Graphic Packaging Corporation and the composite can businesses of Crown, Cork & Seal.

The decrease in operating profits of $8.9 million, or 25.5%, is the result of lower volume and unfavorable mix of products sold, coupled with unrecovered resin price increases primarily in the high density bag and film business. Average resin prices for the third quarter of 2000 were approximately 13% higher than in the same period last year. Two price increases of 7.5% each were announced during the second quarter of 2000, but they have fallen approximately $3 million short in the third quarter of covering the higher cost of raw materials. Various sourcing and alliance agreements are being considered for this business to help minimize the volatility experienced with resin prices.

Sales increased in the printed flexibles business due to the September 1999 Graphic Packaging acquisition and growth in the base business. Operating profits, however, were lower in the third quarter of 2000 compared to the third quarter of 1999. The lower profits resulted primarily from lower volume in supplying liner internally to our composite can operations, and an unfavorable price/cost relationship during the third quarter of 2000 compared to the same period last year.

Volume in the Company's composite can businesses was particularly strong in Europe and Latin America in the third quarter of 2000. Although North American composite can volume was up in nuts and miscellaneous foods, declines were experienced in the snack, frozen concentrate, and powdered beverage markets.

                             SONOCO PRODUCTS COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

         THIRD QUARTER 2000 COMPARED WITH THIRD QUARTER 1999, CONTINUED

INDUSTRIAL PACKAGING SEGMENT

The industrial packaging segment includes engineered carriers (paper and plastic tubes and cores, paper manufacturing, and recovered paper operations) and protective packaging (designed interior packaging and protective reels).

Third quarter sales for the industrial packaging segment were $362.5 million in 2000, a 6.5% increase over the $340.5 million reported in last year's third quarter. Operating profits for this segment were $52.7 million, an increase of 14.4% over the $46.0 million reported in the third quarter of 1999.

The increase in third quarter sales and profits in the industrial segment resulted primarily from selling price increases for engineered carriers implemented in the second and third quarters of 2000 in response to higher general operating expenses and raw material costs. The benefits of these increases, along with productivity gains in engineered carriers, were partially offset by a slight decrease in unit volume growth in the third quarter, compared with the same period last year, and by natural gas costs which have risen more than 100% over last year.

Unit volume in the engineered carrier operations in the United States was approximately 3% lower than last year's third quarter; however, unit volume was up approximately 7% in the European operations with increases noted in Central and Eastern Europe. Operating profits in engineered carriers have benefited from the higher selling prices and the slight lowering quarter over quarter, approximately $4 per ton, in total furnish costs (primarily old corrugated containers or OCC). Total furnish costs averaged $88 per ton during the third quarter of 2000 compared with $92 per ton in last year's third quarter and $122 per ton during the second quarter of 2000.

This year's third quarter results included a pre-tax charge of approximately $3 million for the write-down of recovered paper inventories to the lower of cost or market. The lower OCC costs reflect the slower economic growth in many of the markets served by Sonoco.

Volume in the Company's designed interior packaging operations remained ahead of last year's third quarter. In addition, productivity improvements contributed to the higher operating profits of these operations.

                             SONOCO PRODUCTS COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

      SEPTEMBER 2000 YEAR-TO-DATE COMPARED WITH SEPTEMBER 1999 YEAR-TO-DATE

RESULTS OF OPERATIONS

Consolidated net sales for the first nine months of 2000 were $2.04 billion, compared with $1.79 billion in the first nine months of 1999, an increase of 14%. Strong volume in the first quarter of 2000, coupled with selling price increases implemented throughout the first six months of 2000, increased year-over-year sales by $159 million. In addition, acquisitions (net of dispositions) increased sales by $96 million. Also, this year's first nine months included six more calendar days (4 to 6 more billing days, depending on the specific business) than in the previous year. Year-over-year sales were lowered by approximately $20 million from the translation of European sales into U.S. dollars.

Net income for the first nine months of 2000, excluding a $3.4 million non-recurring executive severance charge in the third quarter of 2000, was $133.4 million versus $133.1 million for the same period in 1999, excluding a $3.5 million non-recurring gain in the first quarter of 1999. Earnings per diluted share, excluding the non-recurring items, were $1.33 versus $1.29 in the same period of 1999. The higher earnings per diluted share reflect the benefit of the Company's repurchase of a total of approximately 3.1 million shares of its common stock throughout December 1999 and the first quarter of 2000.

Net income benefited from volume growth in the first two quarters of 2000. Volume began to decline in the third quarter of 2000; however, it remained ahead of last year on a year-to-date basis. Year-over-year raw material costs have increased in virtually every operation and geographic region in which the Company operates. Selling prices have been raised in response to the rising raw material and general operating costs. By the end of the third quarter of 2000, the Company's year-to-date selling prices relative to material costs were positive; however, unfavorable product mix and higher fixed costs offset this favorable price/cost relationship for the first nine months of the year.

CONSUMER PACKAGING SEGMENT

Net sales from ongoing operations for the consumer packaging segment were $939.4 million in the first nine months of 2000, $142.5 million higher than the $796.9 million reported in the same period last year. Approximately $104.7 million of the increase in the year-over-year sales in this segment was due to the previously described acquisitions completed late in the third quarter of 1999. Operating profits from ongoing operations in this segment were $86.1 million for the first nine months of 2000, compared with $102.9 million during the same period last year. Last year's results included a gain in the second quarter of approximately $2 million on the sale of land and buildings.

                             SONOCO PRODUCTS COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

      SEPTEMBER 2000 YEAR-TO-DATE COMPARED WITH SEPTEMBER 1999 YEAR-TO-DATE

CONSUMER PACKAGING SEGMENT, CONTINUED

Volume in the Company's global composite can operations in the first nine months of 2000 remains ahead of levels in the same period last year largely due to the acquisition of Crown Cork & Seal's composite can businesses late in the third quarter of 1999. Year-over-year operating profits in this business were down as the additional volume was offset by unfavorable product mix and higher fixed costs partially attributable to the acquisition.

Sonoco's high density bag and film products operations experienced lower volume for the first nine months of 2000, compared with the same period last year. The lower volume occurred primarily in the second and third quarters in both the grocery and retail markets. Operating profits have also been negatively impacted by higher resin prices. Two 7.5% price increases were implemented during the second quarter of 2000, but have fallen approximately $11 million short of covering these material price increases on a year-to-date basis.

Volume increased in the Company's printed flexible operations in the first nine months of 2000, compared with the first nine months of 1999, partially due to the acquisition of Graphic Packaging in September 1999. This acquisition, which was expected to be earnings neutral in its first year, is favorably impacting operating earnings in this segment. In addition to the acquisition, year-over-year operating profits were higher as a result of productivity improvements. These benefits were partially offset by unfavorable product mix and higher selling and administrative costs, partially attributable to the acquisition.

INDUSTRIAL PACKAGING SEGMENT

Trade sales for the industrial packaging segment for the first nine months of 2000 were $1,103 million, compared with $986.7 million in the first nine months of 1999. Year-to-date operating profits for this segment were $162.1 million, compared with the $137.5 million reported last year.

The increase in sales and profits in this segment resulted primarily from increased volume in paper and plastic tubes and cores, compared with the first nine months of 1999. In addition, more calendar days in the first quarter of 2000, productivity improvements throughout the year, and the impact of price increases realized, contributed to improved results for the first nine months of 2000 compared to the same period last year.

In the global integrated paper and engineered carriers business, year-over-year unit volume increased slightly on a comparable billing day basis. The average price of recovered paper for the first nine months of 2000 was more

                             SONOCO PRODUCTS COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

INDUSTRIAL PACKAGING SEGMENT, CONTINUED

than fifty percent higher than in the same period last year. Selling prices for engineered carriers were increased to pass through the higher recovered paper cost. Recovered paper prices began to drop late in the second quarter of 2000 and continued to drop throughout the third quarter. Through the first nine months, raw material increases for most businesses in this segment had been fully recovered.

Strong volume in the Company's protective packaging operations contributed to higher sales and earnings in the first nine months of 2000 compared with the same period last year. Part of the increase in volume is due to a new designed interior packaging facility in Mexico that began production in the second half of 1999. In addition, productivity improvements contributed to the improved performance of these operations.

CORPORATE

General corporate expenses have been allocated as operating costs to each of the segments. Year to date net interest expense was $10.1 million higher in the first nine months of 2000 compared with the same period last year due to higher average interest rates and higher average debt levels associated with funding acquisitions and stock repurchases.

The Company has not yet adopted SFAS 133 (as amended by SFAS 138) "Accounting for Derivative Instruments and Hedging Transactions". The Company is in the process of evaluating the anticipated impact of the standard, which must be adopted at the beginning of the first fiscal period of 2001. This standard requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value.

As previously disclosed, the Company received a Revenue Agent Report from the Internal Revenue Service (IRS) related to the years 1993 through 1995. The most significant issue pertains to the disallowance of Corporate Owned Life Insurance
(COLI) loan interest. In January 2000, the Company filed a protest with the Appeals Division of the IRS disputing the agent's position. In October 2000, management learned that in another case, a US District Court upheld the IRS's position that interest related to loans on COLI policies was not deductible for income tax purposes. This issue has wide spread implications to numerous corporations, including the Company, and its ultimate resolution is unknown. The Company continues to monitor the issue and to work towards resolving it. Based on the Company's evaluation of the facts in its case, the Company believes that the impact could exceed existing accruals by a range from $0 to $26 million. The Company plans to reevaluate the adequacy of its accruals as the situation develops.

                             SONOCO PRODUCTS COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                             (UNAUDITED), CONTINUED

CORPORATE, CONTINUED

In October 2000, the Company's board of directors authorized the purchase of up to 5 million shares of its common stock. Approximately 2.5 million shares of the 5 million remain from a previous authorization in February 2000. The Company has repurchased approximately 2.5 million shares of its common stock to date during 2000, with the last purchase being made in March 2000.


FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's financial position remained strong through the first nine months of 2000. The debt-to-capital ratio, after adjusting debt levels for excess cash related to the issuance of restricted purpose bonds, decreased to 45.4% at October 1, 2000, from 47.5% at December 31, 1999. The decrease is due to a net reduction in the Company's overall debt of $67.5 million since the end of 1999.

Working capital of $306.4 million has remained flat relative to the working capital at December 31, 1999. Current assets and current liabilities have each increased $28.6 during the first nine months of 2000. The increases were driven mainly by increases in accounts receivable, inventories, and trade accounts payable. The increase in accounts receivable is primarily attributable to higher sales, while part of the increase in inventory and accounts payable is due to increased raw material prices.

Depreciation and amortization expense for the third quarter and first nine months of 2000 was $39.2 million and $115 million, respectively.

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


                           PART II. OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K

                (a)     Exhibit 10 - Agreement and Mutual Release

                (b)     Exhibit 27 - Financial Data Schedule (for SEC use only)

                (c) Form 8-K filed July 21, 2000, relating to Item 5 of that form with respect to other events.

                   S O N O C O  P R O D U C T S  C O M P A N Y


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   SONOCO PRODUCTS COMPANY
                                                   -----------------------
                                                         (Registrant)



Date:    November 15, 2000                   By:     /s/ F. T. Hill, Jr.
     --------------------------                 ------------------------
                                                         F. T. Hill, Jr.
                                                         Vice President and
                                                         Chief Financial Officer

                             SONOCO PRODUCTS COMPANY

                                  EXHIBIT INDEX



            Exhibit
            Number                 Description
            -------                -----------

            10                     Agreement and Mutual Release

            27 Financial Data Schedule for the third quarter of 2000 (for SEC use only)