Form 10-K
period 2000-12-31
SONOCO PRODUCTS CO
filed 2001-03-30
CIK 91767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D. C.
                                      20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

   Title of each class Name of exchange on which registered No par value common stock New York Stock Exchange, Inc. Series A Cumulative Preferred Stock New York Stock Exchange, Inc.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting common stock held by nonaffiliates of the registrant (based on the New York Stock Exchange closing price) on March 4, 2001, was $1,953,434,262. Registrant does not have any non-voting common stock outstanding.

As of March 4, 2001, there were 95,165,265 shares of no par value common stock outstanding.

Documents Incorporated by Reference
         Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2000, are incorporated by reference in Parts I and II; portions of the Proxy Statement for the annual meeting of shareholders to be held on April 18, 2001, are incorporated by reference in Part III.

              SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                                     PART I

ITEM 1            BUSINESS

                  (a) GENERAL DEVELOPMENT OF BUSINESS - The Company is a South
                      Carolina corporation founded in Hartsville, South Carolina in 1899 as the Southern Novelty Company. The name was subsequently changed to Sonoco Products Company. The following items from the 2000 Annual Report to Shareholders (the "2000 Annual Report") are incorporated herein by reference: Management's Discussion and Analysis on pages 25 - 33, and Notes 2 and 4 to the Consolidated Financial Statements on pages 38 - 39.

                  (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS - Note 19 to
                      the Consolidated Financial Statements on page 45 of the 2000 Annual Report is incorporated herein by reference.

                  (c) NARRATIVE DESCRIPTION OF BUSINESS - The operations reviews on pages 9 - 17 and Management's Discussion & Analysis on pages 25 - 33 of the 2000 Annual Report are incorporated herein by reference.

                      The principal raw materials used by the Company are recovered paper, paperboard, metal, and plastic resins. Recovered paper used in the manufacture of paperboard is purchased either directly from suppliers near manufacturing operations or through the Company's subsidiary, Paper Stock Dealers, Inc. Other raw materials are purchased from a number of outside sources. The Company considers the supply and availability of raw materials to be adequate to meet its needs.

                      Most customer orders are manufactured with a lead time of three weeks or less. Therefore, the amount of backlog orders at December 31, 2000 and 1999 were not material. The Company expects all backlog orders at December 31, 2000 to be shipped during 2001.

                      As of December 31, 2000, the Company had approximately 17,450 employees.

                  (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
                      OPERATIONS AND EXPORT SALES - Note 19 to the Consolidated Financial Statements on page 45 of the 2000 Annual Report and the information about market risk on page 30 of the 2000 Annual Report are incorporated herein by reference.

                  (e) EXECUTIVE OFFICERS OF THE REGISTRANT - Certain information with respect to persons who are, or may be deemed to be, executive officers of the Company is set forth under the caption "Executive Officers" on pages 50 - 51 of the 2000 Annual Report and is incorporated herein by reference.

ITEM 2 PROPERTIES - The information about properties owned and leased by the Company on page 31 of Management's Discussion & Analysis of the 2000 Annual Report is incorporated herein by reference.

ITEM 3 LEGAL PROCEEDINGS - Note 16 to the Consolidated Financial Statements on pages 44 - 45 of the 2000 Annual Report is incorporated herein by reference.

                  In February 2000, Sonoco received a favorable ruling from the Denver District Court in a trade secrets case against a competitor and a former employee. The ruling awarded Sonoco approximately $4.7 million in actual damages and $2.3 million in punitive damages. The ruling has been appealed; accordingly, the award has not yet been reflected in Sonoco's financial statements.

              SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER - None.


                                     PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - The following items from the 2000 Annual Report are herein incorporated by reference: the information relating to market price and cash dividends under Selected Quarterly Financial Data on page 24, and the information relating to cash dividends in the Management's Discussion & Analysis on page 30. The Company's common stock is traded on the New York Stock Exchange under the stock symbol "SON". At December 31, 2000, there were approximately 45,200 shareholder accounts.

ITEM 6 SELECTED FINANCIAL DATA - The Selected Eleven-Year Financial Data provided on pages 46 - 47 of the 2000 Annual Report are incorporated herein by reference.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Management's Discussion & Analysis on pages 25 - 33 of the 2000 Annual Report is incorporated herein by reference.

ITEM 7A           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                  - The information set forth under the caption "Risk Management" on pages 30 -31 of Management's Discussion & Analysis of the 2000 Annual Report is incorporated herein by reference.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - The following items provided in the 2000 Annual Report are incorporated herein by reference: the Selected Quarterly Financial Data on page 24; the Consolidated Financial Statements and Notes to the Consolidated Financial Statements on pages 34 - 45; and the Report of Independent Accountants on page 49.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - None.


                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" as shown on pages 5
                  - 9 and page 31, respectively, of the Company's definitive Proxy Statement, set forth information with respect to the directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 and are incorporated herein by reference. Information about executive officers of the Company is set forth under Item 1(e) of this Report on Form 10-K.

ITEM 11 EXECUTIVE COMPENSATION - Information with respect to the compensation of directors and certain executive officers as shown on pages 22 - 28 of the Company's definitive Proxy Statement under the captions "Summary Compensation Table", "Long-Term Incentive Plans - Awards in Last Fiscal Year", "Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values", "Option Grants in Last Fiscal Year", "Pension Table", "Directors' Compensation", and "Compensation Committee Interlocks and Insider Participation", is incorporated herein by reference.

              SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

ITEM 12           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  - Information with respect to the beneficial ownership of the Company's Common Stock by management and others as shown on pages 14 - 16 of the Company's definitive Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" is incorporated herein by reference.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - The following items contained in the Company's definitive Proxy Statement are incorporated herein by reference: the sections titled "Compensation Committee Interlocks and Insider Participation" on page 28; and "Transactions with Management" on pages 28 - 30.

                                     PART IV

ITEM 14           EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

(a) 1. Financial Statements: Consolidated Balance Sheets as of December 31, 2000 and 1999; Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998; Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998; and Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

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

         10-2 1991 Sonoco Products Company Key Employee Stock Plan (incorporated by reference to the Registrant's Form S-8 dated June 7, 1995)

         10-3 Sonoco Products Company 1996 Non-Employee Directors' Stock Plan (incorporated by reference to the Registrant's Form S-8 dated September 25, 1996)

         10-4 Sonoco Products Company Employee Savings and Stock Ownership Plan (incorporated by reference to the Registrant's Form S-8 dated November 27, 1989)

         10-5 Sonoco Products Company Centennial Shares Plan (incorporated by reference to the Registrant's Form S-8 dated December 30,
                  1998)

         10-6 Agreement and Mutual Release between Registrant and Peter C. Browning, dated July 21, 2000 (incorporated by reference to the Registrant's Form 10-Q for the quarter ended October 1,
                  2000)

         13 2000 Annual Report to Shareholders (portions incorporated by reference)

         21       Subsidiaries of the Registrant

              SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

ITEM 14           EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

         23       Consent of Independent Accountants

         99-1 Proxy Statement, filed in conjunction with annual shareholders' meeting scheduled for April 18, 2001 (previously filed)

         99-2 Form 11-K Annual Report - 1991 Sonoco Products Company Key Employee Stock Option Plan

(b) Reports on Form 8-K: The Company filed no reports on Form 8-K during the fourth quarter of 2000.

              SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES


                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 2001.



                                          SONOCO PRODUCTS COMPANY



                                           /s/ Harris E. DeLoach, Jr.
                                          -------------------------------------
                                          Harris E. DeLoach, Jr.
                                          President and Chief Executive Officer




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 30th day of March 2001.







                                           /s/ F. T. Hill, Jr.
                                          -------------------------------------
                                          F. T. Hill, Jr.
                                          Vice President and
                                          Chief Financial Officer

              SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

----------

 /s/ C. W. Coker                          Director (Chairman)
--------------------------------
C. W. Coker

 /s/ H. E. DeLoach, Jr.                   President, Chief Executive Officer and
------------------------------            Director
H. E. DeLoach, Jr.

 /s/ C. J. Bradshaw                       Director
-------------------------------
C. J. Bradshaw

 /s/ R. J. Brown                          Director
---------------------------------
R. J. Brown

 /s/ F. L. H. Coker                       Director
--------------------------------
F. L. H. Coker

 /s/ J. L. Coker                          Director
----------------------------------
J. L. Coker

 /s/ T. C. Coxe, III                      Director
-------------------------------
T. C. Coxe, III

 /s/ A. T. Dickson                        Director
-----------------------------------
A. T. Dickson

 /s/ P. Fulton                            Director
------------------------------------
P. Fulton

 /s/ B. L. M. Kasriel                     Director
-------------------------------
B. L. M. Kasriel

 /s/ E. H. Lawton, Jr.                    Director
-------------------------------
E. H. Lawton, Jr.

 /s/ H. L. McColl, Jr.                    Director
--------------------------------
H. L. McColl, Jr.

 /s/ T. E. Whiddon                        Director
-------------------------------
T. E. Whiddon

 /s/ D. D. Young                          Director
--------------------------------
D. D. Young

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

         10-2 1991 Sonoco Products Company Key Employee Stock Plan (incorporated by reference to the Registrant's Form S-8 dated June 7, 1995)

         10-3 Sonoco Products Company 1996 Non-Employee Directors' Stock Plan (incorporated by reference to the Registrant's Form S-8 dated September 25, 1996)

         10-4 Sonoco Products Company Employee Savings and Stock Ownership Plan (incorporated by reference to the Registrant's Form S-8 dated November 27, 1989)

         10-5 Sonoco Products Company Centennial Shares Plan (incorporated by reference to the Registrant's Form S-8 dated December 30,
                  1998)

         10-6 Agreement and Mutual Release between Registrant and Peter C. Browning, dated July 21, 2000 (incorporated by reference to the Registrant's Form 10-Q for the quarter ended October 1,
                  2000)

         13 2000 Annual Report to Shareholders (portions incorporated by reference)

         21       Subsidiaries of the Registrant

         23       Consent of Independent Accountants

         99-1 Proxy Statement, filed in conjunction with annual shareholders' meeting scheduled for April 18, 2001 (previously filed)

         99-2 Form 11-K Annual Report - 1991 Sonoco Products Company Key Employee Stock Option Plan