Form 10-Q
period 2001-04-01
SONOCO PRODUCTS CO
filed 2001-05-16
CIK 91767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                      20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended April 1, 2001                  Commission File No. 1-11261


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

                                 Yes [X] No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock at May 6, 2001:

                     Common stock, no par value: 95,179,608
                     --------------------------------------

                             SONOCO PRODUCTS COMPANY


                                      INDEX



PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS:

                           Condensed Consolidated Balance Sheets - April 1, 2001 (unaudited) and December 31, 2000

                           Condensed Consolidated Statements of Operations - Three Months Ended April 1, 2001 (unaudited) and April 2, 2000 (unaudited)

                           Condensed Consolidated Statements of Cash Flows - Three Months Ended April 1, 2001 (unaudited) and April 2, 2000 (unaudited)

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

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURE

                             SONOCO PRODUCTS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Dollars and shares in thousands)

                                                               April 1,
                                                                 2001           December 31,
                                                             (unaudited)            2000 *
                                                             ----------          ----------
                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                  $   32,888          $   35,219
  Trade accounts receivable, net of allowances                  334,374             329,467
  Other receivables                                              26,203              26,875
  Inventories:
         Finished and in process                                109,226             108,887
         Materials and supplies                                 158,253             158,717
  Prepaid expenses and other                                     34,371              36,628
                                                             ----------          ----------
                                                                695,315             695,793
PROPERTY, PLANT AND EQUIPMENT, NET                              962,238             973,470
COST IN EXCESS OF FAIR VALUE OF ASSETS PURCHASED, NET           236,539             236,733
OTHER ASSETS                                                    310,151             306,615
                                                             ----------          ----------
         Total Assets                                        $2,204,243          $2,212,611
                                                             ==========          ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Payable to suppliers                                       $  214,863          $  227,408
  Accrued expenses and other                                    183,896             145,851
  Notes payable and current portion of long-term debt            38,167              45,556
  Taxes on income                                                20,826              18,265
                                                             ----------          ----------
                                                                457,752             437,080
LONG-TERM DEBT                                                  787,650             812,085
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                      28,862              27,611
DEFERRED INCOME TAXES AND OTHER                                 132,926             134,364
SHAREHOLDERS' EQUITY
  Common stock, no par value
    Authorized 300,000 shares
    95,168 and 95,006 shares outstanding, of which
    94,912 and 94,681 are issued April 1, 2001 and
    December 31, 2000, respectively                               7,175               7,175
  Capital in excess of stated value                             291,420             289,657
  Accumulated other comprehensive loss                         (164,262)           (172,403)
  Retained earnings                                             662,720             677,042
                                                             ----------          ----------
         Total Shareholders' Equity                             797,053             801,471
                                                             ----------          ----------
         Total Liabilities and Shareholders' Equity          $2,204,243          $2,212,611
                                                             ==========          ==========


* The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
               (Dollars and shares in thousands except per share)


                                                      Three Months Ended
                                                  --------------------------
                                                  April 1,          April 2,
                                                    2001              2000
                                                  --------          --------

Net sales                                         $632,768          $676,299

Cost of sales                                      495,481           524,638

Selling, general and administrative expenses        68,721            67,426

Other expense                                       44,283                --
                                                  --------          --------

Income before interest and taxes                    24,283            84,235

Interest expense                                    14,226            15,519

Interest income                                       (475)             (763)
                                                  --------          --------

Income before income taxes                          10,532            69,479

Provision for income taxes                           7,107            26,422
                                                  --------          --------
Income before equity in earnings of affiliates/
        minority interest in subsidiaries            3,425            43,057

Equity in earnings of affiliates/minority
        interest in subsidiaries                     1,235             1,960
                                                  --------          --------

Net income                                        $  4,660          $ 45,017
                                                  ========          ========

Average common shares outstanding:
        Basic                                       95,123           100,908
        Assuming exercise of options                   282               176
                                                  --------          --------
        Diluted                                     95,405           101,084
                                                  ========          ========
Per common share
    Net income:
        Basic                                     $   0.05          $   0.45
                                                  ========          ========
        Diluted                                   $   0.05          $   0.45
                                                  ========          ========

   Cash dividends                                 $    .20          $    .19
                                                  ========          ========



      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (Dollars in thousands)

                                                                  Three Months Ended
                                                              -------------------------
                                                              April 1,         April 2,
                                                                2001             2000
                                                              --------         --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                     $ 77,324         $ 94,439

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                      (30,346)         (22,618)
Cost of acquisitions, exclusive of cash                         (5,355)              --
Proceeds from the sale of assets                                 4,674              528
Other, net                                                          --           (1,153)
                                                              --------         --------

Net cash used by investing activities                          (31,027)         (23,243)
                                                              --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt                                   2,654            3,519
Principal repayment of debt                                    (11,566)         (21,699)
Net (decrease) increase in commercial paper borrowings         (23,000)          20,200
Net increase (decrease) in bank overdrafts                         430           (5,596)
Cash dividends                                                 (18,982)         (19,295)
Common shares acquired                                              --          (46,364)
Common shares issued                                             1,715            2,089
                                                              --------         --------

Net cash used by financing activities                          (48,749)         (67,146)
                                                              --------         --------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                           121             (299)
                                                              --------         --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (2,331)           3,751

Cash and cash equivalents at beginning of  period               35,219           36,515
                                                              --------         --------

Cash and cash equivalents at end of period                    $ 32,888         $ 40,266
                                                              ========         ========


      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)
                                   (unaudited)

NOTE 1:  BASIS OF INTERIM PRESENTATION

         In the opinion of the management of Sonoco Products Company (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows for the interim periods reported hereon. Operating results for the three months ended April 1, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report for the fiscal year ended December 31, 2000.

         Certain prior year amounts in the Consolidated Statements of Cash Flows have been reclassified to conform with the current year presentation.

NOTE 2:  DIVIDEND DECLARATIONS

         On February 7, 2001, the Board of Directors declared a regular quarterly dividend of $.20 per share. This dividend was paid March 9, 2001 to shareholders of record as of February 23, 2001.

         On April 18, 2001, the Board of Directors declared a regular quarterly dividend of $.20 per share payable June 8, 2001, to all shareholders of record May 18, 2001.

NOTE 3:  ACQUISITIONS/DISPOSITIONS

         During the first quarter of 2001, Sonoco completed two small acquisitions. An engineered carrier operation in Georgia was acquired at a cash cost of $3,622, and the assets of a packaging services operation in the United Kingdom were acquired for $1,733 in cash. These acquisitions are part of the Industrial Packaging segment and Consumer Packaging segment, respectively.

                             SONOCO PRODUCTS COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands except per share data)
                                   (unaudited)

NOTE 4:  FINANCIAL INSTRUMENTS

         As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, `Accounting for Derivative Instruments and Hedging Activities' (FAS 133) as amended by FAS No. 137 and FAS No.
         138. The Standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Company's balance sheet and measurement of those instruments at fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement or to be deferred in accumulated other comprehensive income in equity until the hedged item is recognized in results of operations. The adoption of FAS 133 did not have a material impact to the Company or on its consolidated results of operations for the quarter ended April 1, 2001 or its consolidated balance sheet at April 1, 2001.

NOTE 5:  COMPREHENSIVE INCOME

         The following table reconciles net income to comprehensive income:

                                                       Three Months Ended
                                                       ------------------
                                                       April 1,   April 2,
                                                         2001      2000
                                                       -------   --------
         Net income                                    $ 4,660   $ 45,017

         Other comprehensive income (loss):
           Foreign currency translation adjustments      8,141    (16,761)
                                                       -------   --------

         Comprehensive income                          $12,801   $ 28,256
                                                       =======   ========

         The following table summarizes the components of the current period change in the accumulated other comprehensive loss balance:

                                     Foreign           Minimum      Accumulated
                                     Currency          Pension         Other
                                    Translation       Liability    Comprehensive
                                    Adjustments       Adjustment   (Loss) Income
                                     ---------         -------       ---------
         Balance at January 1, 2001  $(168,815)        $(3,588)      $(172,403)

         Year to date change             8,141              --           8,141
                                     ---------         -------       ---------

         Balance at April 1, 2001    $(160,674)        $(3,588)      $(164,262)
                                     =========         =======       =========

                             SONOCO PRODUCTS COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands except per share data)
                                   (unaudited)

NOTE 6:  FINANCIAL SEGMENT INFORMATION

         Sonoco reports its results in two primary segments, Industrial Packaging and Consumer Packaging. The Industrial Packaging segment includes engineered carriers (high performance paper and plastic tubes and cores, paper manufacturing and recovered paper operations) and protective packaging (designed interior packaging and protective reels). The Consumer Packaging segment includes composite cans; flexible packaging (printed flexibles and high density bags) and film products; and packaging services and specialty products (supply chain management/ e-marketplace, graphics management, folding cartons, and paper glass covers and coasters). The Consumer Packaging segment also included the Capseals unit, maker of container seals, which was sold in December 2000.

                    FINANCIAL SEGMENT INFORMATION (UNAUDITED)

                                         Three Months Ended
                                    ------------------------------

                                    April 1, 2001    April 2, 2000
                                    -------------    -------------
Net Sales

         Industrial Packaging         $331,848          $363,362

         Consumer Packaging            300,920           306,662

         Other*                             --             6,275
                                      --------          --------

         Consolidated                 $632,768          $676,299
                                      ========          ========

Operating Profit

         Industrial Packaging         $ 43,011          $ 52,999

         Consumer Packaging             25,555            31,033

         Restructuring charges         (44,283)               --

         Other*                             --               203

         Interest, net                 (13,751)          (14,756)
                                      --------          --------

         Consolidated                 $ 10,532          $ 69,479
                                      ========          ========

* Includes net sales and operating profits of divested businesses.

                             SONOCO PRODUCTS COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands except per share data)
                                   (unaudited)

NOTE 7:  RESTRUCTURING

         During the fourth quarter of 2000, the Company recognized a non-recurring pretax charge of $5,226 ($3,240 after tax) for restructuring actions taken during the quarter. The charge consisted of termination benefits associated with four plant closings of $1,259 and asset impairment charges of $3,967. Approximately $1,100 remained accrued on the Consolidated Balance Sheet at December 31, 2000. Additional restructuring charges of $44,283 ($30,843 after tax) were recorded as a result of further restructuring actions announced during the first quarter of 2001. The first quarter 2001 restructuring charge consisted of severance and termination benefits of $21,449, asset impairment charges of $10,532 and other exit costs of $12,302, consisting of building lease termination expenses of $9,636 and other miscellaneous charges of $2,666. Restructuring charges were determined in accordance with the provisions of SEC Staff Accounting Bulletin No. 100 "Restructuring and Impairment Charges" and Emerging Issues Task Force No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". The restructuring plan includes a global reduction of 241 salaried positions (175 in the United States), as well as an additional 387 hourly positions (261 in the United States). In addition to headcount reductions, the restructuring plan includes the closure of 13 plant locations, including 8 in the United States. As of April 1, 2001, 2 plants have been closed, and approximately 245 employees have been terminated (117 salaried and 128 hourly). The restructuring costs in the first quarter of 2001 are included in "other expense" in the Company's Consolidated Statements of Operations.

         The following table sets forth the activity related to the liability accrued in conjunction with the restructuring charges as of April 1, 2001:

                                            Severance and
                                             Termination          Asset          Other
                                               Benefits        Impairment       Exit Costs          Total
                                               -------          --------         -------          --------

         Beginning Liability 12/31/2000        $ 1,100                --              --          $  1,100
         New Charges                            21,449            10,532          12,302            44,283
         Cash Payments                          (2,445)               --            (382)           (2,827)
         Asset Impairment                           --           (10,532)             --           (10,532)
                                               -------          --------         -------          --------

         Ending Liability 4/01/2001            $20,104          $     --         $11,920          $ 32,024
                                               =======          ========         =======          ========

         The Company expects to pay the remaining restructuring costs by the end of the first quarter 2002.

                             SONOCO PRODUCTS COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands except per share data)
                                   (unaudited)

NOTE 8:  SUBSEQUENT EVENT / CORPORATE OWNED LIFE INSURANCE

         Early in the second quarter of 2001, the Company surrendered its Corporate-Owned Life Insurance (COLI) policies as a result of the ultimate settlement with the Internal Revenue Service over deductibility of COLI loan interest in the second quarter of 2001. The Company will receive the net cash surrender value of policies less outstanding policy loans, as well as pending death claims, at time of surrender. The surrender of these policies will result in additional income taxes and other costs, to be recorded in the second quarter of 2001, totaling approximately $17,000.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of Sonoco Products Company


We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of April 1, 2001, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended April 1, 2001 and April 2, 2000. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.






                                              /s/PricewaterhouseCoopers LLP
                                              ----------------------------------
                                              PricewaterhouseCoopers LLP

Charlotte, North Carolina
May 16, 2001

                             SONOCO PRODUCTS COMPANY

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in Management's Discussion and Analysis of Operations and Financial Condition, and elsewhere in this report, that are not historical in nature, are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, but are not limited to, statements regarding offsetting high raw material costs, adequacy of income tax provision, refinancing of debt, adequacy of cash flows, and financial strategies and the results expected from them. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. Such risks and uncertainties include, without limitation; availability and pricing of raw materials; success of new product development and introduction; ability to maintain or increase productivity levels; international, national and local economic and market conditions; ability to maintain market share; pricing pressures and demand for products; continued strength of our paperboard-based engineered carrier and composite can operations; currency stability and the rate of growth in foreign markets; and actions of government agencies.

               FIRST QUARTER 2001 COMPARED WITH FIRST QUARTER 2000

RESULTS OF OPERATIONS

Consolidated net sales for the first quarter of 2001 were $632.8 million, versus $676.3 million in the first quarter of 2000. Although the Company's market share position appears stable, sales in the first quarter of 2001 were adversely affected by unit volume decreases, principally in the North American engineered carriers/ paper and composite can businesses. The lower sales compared with the same period in 2000 were due primarily to reduced volume of $31.0 million, exchange rate variances of $12.0 million and divested operations of $6.0 million, offset partially by higher selling prices.

Net income for the first quarter of 2001 was $4.7 million, versus $45.0 million in the first quarter of 2000. Excluding one-time restructuring charges of $44.3 million ($30.8 million after tax), net income for the first quarter 2001 was $35.5 million. Compared with the same period in 2000, first quarter 2001 results, excluding restructuring charges, declined primarily due to lower volume and a less favorable mix of products sold. In addition, higher energy costs of $5.0 million, increased pension expense of $2.0 million as a result of lower pension investment earnings and divested operations contributed to the lower profit compared to last year. Lower material costs and higher selling prices in some operations partially offset these items.

                             SONOCO PRODUCTS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

         FIRST QUARTER 2001 COMPARED WITH FIRST QUARTER 2000, CONTINUED

The Company reported earnings per diluted share of $.05 and $.45 in the first quarter of 2001 and 2000, respectively. Excluding restructuring charges, earnings per diluted share in the first quarter of 2001 were $.37. As previously disclosed, 2001 quarterly results will include the negative impact of approximately $.02 per diluted share each quarter due to increased expense as a result of lower year-over-year investment earnings in the Company's pension plan.

CONSUMER PACKAGING SEGMENT

The Consumer Packaging segment includes composite cans; flexible packaging (printed flexibles and high density bags) and film products; and packaging services and specialty products (supply chain management/ e-marketplace, graphics management, folding cartons, and paper glass covers and coasters).

First quarter 2001 sales were $300.9 million, compared with $312.9 million in the same quarter of 2000. On a comparable basis, excluding sales from divested operations, first quarter 2000 sales were $306.7 million. Operating profit for this segment, excluding one-time restructuring charges, was $25.6 million, versus $31.0 million in the first quarter of 2000.

The decrease in first quarter sales was due primarily to lower composite can volume partially offset by favorable product mix. Selling price increases in composite can and flexible packaging coupled with higher volume in high density film products partially offset the lower aggregate volume in this segment.

The decline in first quarter 2001 operating profit was due primarily to lower composite can volume, principally in snacks and concentrate, compared with a strong first quarter 2000 which included over 30% of the full year's snack production shipped in the first quarter. More favorable comparisons should occur throughout the remainder of this year.

Restructuring charges of $23.7 million in the first quarter of 2001 include a reduction in force, the closing of five facilities, and consolidation activities in all major businesses to improve workflow and operating efficiency.

                             SONOCO PRODUCTS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

         FIRST QUARTER 2001 COMPARED WITH FIRST QUARTER 2000, CONTINUED

INDUSTRIAL PACKAGING SEGMENT

The Industrial Packaging segment includes engineered carriers (high performance paper and plastic tubes and cores, paper manufacturing and recovered paper operations) and protective packaging (designed interior packaging and protective reels).

First quarter 2001 sales for the industrial segment were $331.8 million, versus $363.4 million in the same period last year. Operating profit for the segment, excluding one-time restructuring charges, was $43.0 million versus $53.0 million in the first quarter of 2000.

The decrease in first quarter sales and operating profits in the industrial segment was due primarily to lower volume in the Company's engineered carriers and paper operations resulting from the slowing in the general economy and does not reflect any significant loss of market share. Sales volumes declined $19.0 million coupled with unfavorable exchange rate variances of $11.0 million, compared with the same period in 2000. Operating profit was negatively impacted by decreased prices for outside sales of recovered paper, lower sales volume and higher energy costs.

Restructuring charges of $17.5 million in the first quarter of 2001 include a reduction in force; eight plant closings (two engineered carrier operations in the United States, two in Europe and one in Asia; and paper operation closings in Canada, Mexico and the United States); and consolidation activities in all major businesses to improve workflow and operating efficiency.

CORPORATE

General corporate expenses have been allocated as operating costs to each of the segments. Net interest expense declined $1.0 million quarter-over-quarter due to lower average debt levels.

As previously disclosed, early in the second quarter of 2001, the Company surrendered its Corporate-Owned Life Insurance (COLI) policies as a result of the ultimate settlement with the Internal Revenue Service over deductibility of COLI loan interest in the second quarter of 2001. The Company will receive the net cash surrender value of policies less outstanding policy loans, as well as pending death claims, at time of surrender. The surrender of these policies will result in additional income taxes and other costs, to be recorded in the second quarter of 2001, totaling approximately $17,000. By not carrying the policies to their full term of another 43 years, the Company will avoid approximately $27.8 million of future costs.

                             SONOCO PRODUCTS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

         FIRST QUARTER 2001 COMPARED WITH FIRST QUARTER 2000, CONTINUED

In February 2001, Sonoco's board of directors authorized the repurchase of up to
5.0 million shares of the Company's common stock. Although no shares were repurchased in the first quarter 2001, in April 2001, 92 thousand shares were repurchased under previous authorizations.

Restructuring charges of $3.1 million in the first quarter of 2001 are primarily comprised of severance and termination charges.

RESTRUCTURING

During the fourth quarter of 2000, the Company recognized a non-recurring pretax charge of $5.2 million ($3.2 million after tax) for restructuring actions taken during the quarter. The charge consisted of termination benefits associated with four plant closings of $1.2 million and asset impairment charges of $4.0 million. Additional restructuring charges of $44.3 million ($30.8 million after tax) were recorded as a result of further restructuring actions announced during the first quarter of 2001. The first quarter 2001 restructuring charge consisted of severance and termination benefits of $21.5 million, asset impairment charges of $10.5 million and other exit costs of $12.3 million. Other exit costs recorded during the first quarter of 2001 are comprised of building lease termination expenses of $9.6 million and other miscellaneous charges of $2.7 million. The objective of the restructuring is to realign and centralize a number of staff functions and to permanently remove approximately $30.0 million of annualized costs from the Company's cost structure of which approximately one half is estimated to be realized in 2001. The savings are expected to reduce fixed and variable costs of sales and reduce selling and administrative costs. The Company may record additional restructuring-related charges in the second quarter associated with additional plant closings under consideration.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's financial position remained strong through the first quarter of 2001. The debt-to-capital ratio decreased to 47.7% at April 1, 2001, from 48.5% at December 31, 2000. The decrease is due to a net reduction in the Company's overall debt of $31.8 million since the end of 2000.

                             SONOCO PRODUCTS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

         FIRST QUARTER 2001 COMPARED WITH FIRST QUARTER 2000, CONTINUED

Net working capital decreased $21.2 million to $237.6 million during the first quarter of 2001 driven primarily by a net increase in current liabilities. Accrued expenses increased $38.0 million primarily due to the restructuring reserve recorded in the first quarter of 2001. This was partially offset by a decrease in trade accounts payable of $12.5 million.

Depreciation and amortization expense for the first quarter of 2001 was $39.1 million.

The effective tax rate for the first quarter of 2001 of 67.5% differs from the expected rate of 37.5% due primarily to the nondeductibility of certain foreign restructuring charges.

Cash generated from operations of $77.3 million was used to partially fund capital expenditures of $30.3 million, repay debt of $31.8 million, and to pay dividends of $19.0 million. The Company expects internally generated cash flows, along with borrowings available under its commercial paper and other existing credit facilities, to be sufficient to meet normal operating and capital expenditure requirements.

                             SONOCO PRODUCTS COMPANY
                          PART I. FINANCIAL INFORMATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Information about the Company's exposure to market risk was disclosed in its 2000 Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 30, 2001. There have been no material quantitative or qualitative changes in market risk exposures since the date of that filing.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's annual meeting of shareholders was held on April 18, 2001. The following matters, as described more fully in the Company's Proxy Statement, were approved by the shareholders at this meeting:

         (1) The following directors were elected:

                                                   VOTES
                                 ---------------------------------------------
                                  Term              For               Withheld
                                 ------          ----------          ---------
         F. L. H. Coker          3-year          77,950,059          1,788,944
         T. C. Coxe, III         3-year          78,770,024            968,979
         B. L. M. Kasriel        3-year          75,442,604          4,296,399
         E. H. Lawton, Jr.       3-year          78,914,520            824,483
         T. E. Whiddon           3-year          79,002,635            736,368

         (2) PricewaterhouseCoopers LLP was approved as the independent auditors of the corporation for the fiscal year ending December 31, 2001. The shareholders voted 79,196,902 for and 387,280 against this appointment, with 154,064 votes abstaining.

         There were 15,169,486 and 15,170,243 non-votes for each matter voted upon, respectively.

                             SONOCO PRODUCTS COMPANY
                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) No exhibits required.
         (b) No Current Reports on Form 8-K were filed by the Company during the first quarter of 2001.

                             SONOCO PRODUCTS COMPANY

                                    SIGNATURE




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   SONOCO PRODUCTS COMPANY
                                                 ----------------------------
                                                         (Registrant)


Date:     May 16, 2001                           By: /s/ F.T. Hill, Jr.
     ------------------------                       -------------------------
                                                         F.T. Hill, Jr.
                                                         Vice President and
                                                         Chief Financial Officer