Form 10-Q
period 2001-07-01
SONOCO PRODUCTS CO
filed 2001-08-13
CIK 91767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                      20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended July 1, 2001                  Commission File No. 1-11261


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

                                 Yes  X      No
                                    ------     -----



Indicate the number of shares outstanding of each of the issuer's classes of common stock at August 5, 2001:

                     Common stock, no par value: 95,468,631
                     ---------------------------------------

                             SONOCO PRODUCTS COMPANY


                                      INDEX



                  PART I.  FINANCIAL INFORMATION

                           ITEM 1. FINANCIAL STATEMENTS:

                                    Condensed Consolidated Balance Sheets - July
                                    1, 2001 (unaudited) and December 31, 2000

                                    Condensed Consolidated Statements of
                                    Operations - Three Months and Six Months
                                    Ended July 1, 2001 (unaudited) and July 2,
                                    2000 (unaudited)

                                    Condensed Consolidated Statements of Cash
                                    Flows - Six Months Ended July 1, 2001
                                    (unaudited) and July 2, 2000 (unaudited)

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

                           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                                   HOLDERS

                           ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


                  SIGNATURE

                             SONOCO PRODUCTS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Dollars and shares in thousands)

                                                                 July 1,
                                                                   2001            December 31,
                                                               (unaudited)            2000*
                                                               -----------         -----------
                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                    $    36,160         $    35,219
  Trade accounts receivable, net of allowances                     318,956             329,467
  Other receivables                                                 23,420              26,875
  Inventories:
         Finished and in process                                   108,825             108,887
         Materials and supplies                                    145,604             158,717
  Prepaid expenses and other                                        37,119              36,628
                                                               -----------         -----------
                                                                   670,084             695,793
PROPERTY, PLANT AND EQUIPMENT, NET                                 935,710             973,470
COST IN EXCESS OF FAIR VALUE OF ASSETS PURCHASED, NET              231,537             236,733
OTHER ASSETS                                                       297,578             306,615
                                                               -----------         -----------
         Total Assets                                          $ 2,134,909         $ 2,212,611
                                                               ===========         ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Payable to suppliers                                         $   180,948         $   227,408
  Accrued expenses and other                                       182,552             145,851
  Notes payable and current portion of long-term debt               40,454              45,556
  Taxes on income                                                   41,382              18,265
                                                               -----------         -----------
                                                                   445,336             437,080
LONG-TERM DEBT                                                     750,994             812,085
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                         30,113              27,611
DEFERRED INCOME TAXES AND OTHER                                    133,292             134,364
SHAREHOLDERS' EQUITY
  Common stock, no par value
   Authorized 300,000 shares
   95,391 and 95,006 shares outstanding, of which
    95,134 and 94,681 are issued as of July 1, 2001 and
    December 31, 2000, respectively                                  7,175               7,175
  Capital in excess of stated value                                295,091             289,657
  Accumulated other comprehensive loss                            (187,761)           (172,403)
  Retained earnings                                                660,669             677,042
                                                               -----------         -----------
    Total Shareholders' Equity                                     775,174             801,471
                                                               -----------         -----------
     Total Liabilities and Shareholders' Equity                $ 2,134,909         $ 2,212,611
                                                               ===========         ===========

* The December 31, 2000 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
            (Dollars and shares in thousands except per share data)


                                                                Three Months Ended                      Six Months Ended
                                                         -------------------------------         -------------------------------
                                                           July 1,             July 2,             July 1,            July 2,
                                                            2001                2000                2001                2000
                                                         -----------         -----------         -----------         -----------
Net sales                                                $   647,659         $   688,686         $ 1,280,427         $ 1,364,985

Cost of sales                                                511,302             533,804           1,006,783           1,058,442

Selling, general and administrative expenses                  66,985              69,369             135,706             136,795

Other expense                                                  8,045                  --              52,328                  --
                                                         -----------         -----------         -----------         -----------

Income before interest and taxes                              61,327              85,513              85,610             169,748

Interest expense                                              12,596              15,164              26,822              30,683

Interest income                                                 (964)               (735)             (1,439)             (1,498)
                                                         -----------         -----------         -----------         -----------

Income before income taxes                                    49,695              71,084              60,227             140,563

Provision for income taxes                                    32,171              26,992              39,278              53,414
                                                         -----------         -----------         -----------         -----------

Income before equity in earnings (loss) of
     affiliates/Minority interest in subsidiaries             17,524              44,092              20,949              87,149

Equity in earnings (loss) of affiliates/Minority
     interest in subsidiaries                                   (580)              2,308                 655               4,268
                                                         -----------         -----------         -----------         -----------

Net income                                               $    16,944         $    46,400         $    21,604         $    91,417
                                                         ===========         ===========         ===========         ===========


Average common shares outstanding:
     Basic                                                    95,266              99,452              95,194             100,188
     Assuming exercise of options                                450                 264                 366                 220
                                                         -----------         -----------         -----------         -----------
     Diluted                                                  95,716              99,716              95,560             100,408
                                                         ===========         ===========         ===========         ===========
Per  common share
     Net income:
     Basic                                               $       .18         $       .47         $       .23         $       .91
                                                         ===========         ===========         ===========         ===========
     Diluted                                             $       .18         $       .47         $       .23         $       .91
                                                         ===========         ===========         ===========         ===========

     Cash dividends                                      $       .20         $       .20         $       .40         $       .39
                                                         ===========         ===========         ===========         ===========


      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (Dollars in thousands)

                                                                    Six Months Ended
                                                              ---------------------------
                                                               July 1,           July 2,
                                                                 2001              2000
                                                              ---------         ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                     $ 158,677         $ 167,547

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                       (54,014)          (47,910)
Cost of acquisitions, exclusive of cash                          (9,726)           (1,878)
Proceeds from the sale of assets                                  4,742               856
Investments in joint ventures/affiliates                         (1,100)           (1,153)
                                                              ---------         ---------

Net cash used by investing activities                           (60,098)          (50,085)
                                                              ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt                                    8,774             8,460
Principal repayment of debt                                     (13,582)         (102,768)
Net (decrease) increase in commercial paper borrowings          (60,000)           70,700
Net increase (decrease) in bank overdrafts                          358            (4,209)
Cash dividends                                                  (37,978)          (39,125)
Shares acquired                                                  (2,041)          (46,364)
Common shares issued                                              7,341             2,346
                                                              ---------         ---------

Net cash used by financing activities                           (97,128)         (110,960)
                                                              ---------         ---------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                           (510)             (214)
                                                              ---------         ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           941             6,288

Cash and cash equivalents at beginning of period                 35,219            36,515
                                                              ---------         ---------

Cash and cash equivalents at end of period                    $  36,160         $  42,803
                                                              =========         =========

      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)
                                   (unaudited)

NOTE 1:  BASIS OF INTERIM PRESENTATION

         In the opinion of the management of Sonoco Products Company (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows for the interim periods reported hereon. Operating results for the three and six months ended July 1, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report for the fiscal year ended December 31, 2000.

         Certain prior year amounts in the Consolidated Statements of Cash Flows have been reclassified to conform with the current year presentation.


NOTE 2:  DIVIDEND DECLARATIONS

         On April 18, 2001, the Board of Directors declared a regular quarterly dividend of $.20 per share. This dividend was paid June 8, 2001, to all shareholders of record May 18, 2001.

         On July 18, 2001, the Board of Directors declared a regular quarterly dividend of $.20 per share payable September 10, 2001, to all shareholders of record August 17, 2001.


NOTE 3:  ACQUISITIONS

         The Company recently announced that it has signed a definitive agreement to purchase for cash, U.S. Paper Mills Corp., a privately-held company that produces and sells lightweight paperboard for conversion into cores, composite cans and tubes, and produces paper cores. U.S. Paper Mills is the North American market leader in the production of lightweight tissue and towel coreboard and had sales of approximately $70,000 in 2000. Completion of the purchase, which is subject to regulatory approval, is expected in this year's third quarter.

         The Company also recently announced the third quarter 2001 purchase of Cumberland Wood Products, Inc.'s, plywood reel operation in Helenwood, Tennessee. The transaction is for equipment and inventory and does not include building and real estate. Cumberland's plywood reel operations had 2000 sales of approximately $13,000.

         Both acquisitions will be part of the industrial packaging segment.

                             SONOCO PRODUCTS COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands except per share data)
                                   (unaudited)

NOTE 3:  ACQUISITIONS, CONTINUED

         In addition to the acquisitions in the industrial packaging segment, the Company recently announced that it has signed a definitive agreement to purchase Phoenix Packaging Corporation, a privately-held company headquartered in North Canton, Ohio. The all-cash purchase, which is subject to regulatory approval, is expected to close by the fourth quarter of this year. Phoenix Packaging Corporation is the leading manufacturer of steel easy-open closures in North America and had sales of approximately $70,000 in 2000. The acquisition will be part of the Company's consumer packaging segment.

         During the first quarter of 2001, Sonoco completed two small acquisitions. An engineered carrier operation in Georgia was acquired at a cash cost of $3,622, and the assets of a packaging services operation in the United Kingdom were acquired for $1,733 in cash. These acquisitions are part of the industrial packaging segment and consumer packaging segment, respectively.

NOTE 4:  FINANCIAL INSTRUMENTS

         As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, `Accounting for Derivative Instruments and Hedging Activities' (FAS 133), as amended by FAS No. 137 and FAS No. 138. The Standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Company's balance sheet and measurement of those instruments at fair value. The Statement requires that changes in a derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement or to be deferred in accumulated other comprehensive income (loss), a component of shareholder's equity, until the hedged item is recognized in results of operations. Hedging activities did not have a material impact to the Company or on its Consolidated Statements of Operations for the three months and six months ended July 1, 2001 or its Consolidated Balance Sheet at July 1, 2001.

         The Company is a purchaser of commodities such as recovered paper, resins, and energy. In general, the Company does not engage in material hedging of commodity prices due to a high correlation between the commodity cost and the ultimate selling price of its products. These commodities are generally purchased at market or fixed prices that are established with the vendor as part of the purchase process for quantities expected to be consumed in the ordinary course of business. On occasion, where the correlation between selling price and commodity price is less direct, the Company may enter into commodity futures or swaps to reduce the effect of price fluctuations. These derivatives are marked to market on the Company's Consolidated Balance Sheet in accordance with FAS 133.

                             SONOCO PRODUCTS COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands except per share data)
                                   (unaudited)

NOTE 5:  COMPREHENSIVE INCOME

         The following table reconciles net income to comprehensive income:

                                             Three Months Ended                Six Months Ended
                                         -------------------------         -------------------------
                                         July 1,          July 2,          July 1,          July 2,
                                           2001             2000             2001             2000
                                         --------         --------         --------         --------


Net income                               $ 16,944         $ 46,400         $ 21,604         $ 91,417

Other comprehensive loss:
     Foreign currency translation
         adjustments                      (23,499)          (8,352)         (15,358)         (25,113)
                                         --------         --------         --------         --------


Comprehensive (loss) income              $ (6,555)        $ 38,048         $  6,246         $ 66,304
                                         ========         ========         ========         ========


         The following table summarizes the components of the current period change in the accumulated other comprehensive loss balances:

                                 Foreign          Minimum          Accumulated
                                Currency           Pension           Other
                               Translation        Liability       Comprehensive
                               Adjustments       Adjustment            Loss
                                ---------         ---------         ---------

Balance at January 1, 2001      $(168,815)        $  (3,588)        $(172,403)

Year to date change               (15,358)               --           (15,358)
                                ---------         ---------         ---------

Balance at July 1, 2001         $(184,173)        $  (3,588)        $(187,761)
                                =========         =========         =========

                             SONOCO PRODUCTS COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands except per share data)
                                   (unaudited)


NOTE 6:  FINANCIAL SEGMENT INFORMATION

         Sonoco reports its results in two primary segments, Industrial Packaging and Consumer Packaging. The Industrial Packaging segment includes engineered carriers (high performance paper and plastic tubes and cores, paper manufacturing, and recovered paper operations); and protective packaging (designed interior packaging and protective reels). The Consumer Packaging segment includes composite cans; flexible packaging (printed flexibles, high density bags and film products); specialty products and packaging services (supply chain management/e-marketplace, graphics management, folding cartons, and paper glass covers and coasters). The Consumer Packaging segment also included the Capseals unit, maker of container seals, which was sold in December 2000.

                    FINANCIAL SEGMENT INFORMATION (UNAUDITED)

                                                    Three Months Ended                       Six Months Ended
                                             --------------------------------        --------------------------------

                                             July 1, 2001        July 2, 2000        July 1, 2001        July 2, 2000
                                              -----------         -----------         -----------         -----------

Net Sales

      Industrial Packaging                    $   325,463         $   377,289         $   657,311         $   740,651

      Consumer Packaging                          322,196             305,609             623,116             612,271

      Other*                                           --               5,788                  --              12,063
                                              -----------         -----------         -----------         -----------

           Consolidated                       $   647,659         $   688,686         $ 1,280,427         $ 1,364,985
                                              ===========         ===========         ===========         ===========

Operating Profit

      Industrial Packaging                    $    39,866         $    56,437         $    82,877         $   109,436

      Consumer Packaging                           29,506              28,867              55,061              59,899

      Other*                                           --                 209                  --                 413

      One-time non-operational items**             (8,045)                 --             (52,328)                 --

      Interest, net                               (11,632)            (14,429)            (25,383)            (29,185)
                                              -----------         -----------         -----------         -----------

         Consolidated                         $    49,695         $    71,084         $    60,227         $   140,563
                                              ===========         ===========         ===========         ===========


* Includes net sales and operating profits of businesses divested in 2000. ** Includes restructuring charges and corporate-owned life insurance policy adjustments in 2001.

                             SONOCO PRODUCTS COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands except per share data)
                                   (unaudited)


NOTE 7:  RESTRUCTURING

         During the fourth quarter of 2000, the Company recognized non-recurring pretax restructuring charges of $5,226 ($3,240 after tax). Severance and termination benefits of approximately $1,100 remained accrued on the Consolidated Balance Sheet as of December 31, 2000. Additional restructuring charges of $46,324 ($32,119 after tax) were recorded in the first six months of 2001 as a result of further restructuring actions announced during the period. The restructuring charges consisted of severance and termination benefits of $21,529, asset impairment charges of $12,904 and other exit costs of $11,891, consisting of building lease termination expenses of $9,412 and other miscellaneous charges of $2,479. Restructuring charges were determined in accordance with the provisions of SEC Staff Accounting Bulletin No. 100 "Restructuring and Impairment Charges" and Emerging Issues Task Force No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". The original restructuring plan, which included a global reduction of 241 salaried and 387 hourly positions, was revised to include a total of 244 salaried positions (180 in the United States) and 482 hourly positions (370 in the United States) during the second quarter of 2001. In addition to revised headcount reductions, the restructuring plan includes adjustments in the second quarter of 2001 related to the closure of an additional plant and the decision to downsize, rather than close, a plant originally included in the restructuring plan. The restructuring plan includes the closure of 13 plant locations, including 8 in the United States. As of July 1, 2001, 8 plants have been closed, and approximately 445 employees have been terminated (183 salaried and 262 hourly). The restructuring costs in the first six months of 2001 are included in "Other expense" in the Company's Consolidated Statements of Operations.

         The following table sets forth the activity related to the liability accrued in conjunction with the restructuring charges as of July 1, 2001:

                                   Severance and
                                    Termination          Asset           Other
                                      Benefits        Impairment       Exit Costs         Total
                                      --------         --------         --------         --------

Beginning Liability 12/31/2000        $  1,100               --               --         $  1,100
New Charges                             21,996         $ 12,665         $ 12,327           46,988
Cash Payments                           (6,312)              --             (966)          (7,278)
Asset Impairment                            --          (12,904)              --          (12,904)
Adjustments                               (467)             239             (436)            (664)
                                      --------         --------         --------         --------

Ending Liability 7/01/2001            $ 16,317         $     --         $ 10,925         $ 27,242
                                      ========         ========         ========         ========

         The Company expects to pay the remaining restructuring costs, with the exception of on-going pension subsidies, by the end of the first quarter 2002.

         Additionally, restructuring charges of $1,980 ($1,306 after tax), were recognized in the second quarter of 2001 relating to a plant closing at an affiliate. The affiliate restructuring charges, for the first six months of 2001, are included in "Equity in earnings (loss) of affiliates/Minority interest in subsidiaries" in the Company's Consolidated Statements of Operations.

                             SONOCO PRODUCTS COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  (Dollars in thousands except per share data)
                                   (unaudited)


NOTE 8:  CORPORATE OWNED LIFE INSURANCE

         In the second quarter 2001, the Company surrendered its Corporate-Owned Life Insurance (COLI) policies as a result of the settlement with the Internal Revenue Service over deductibility of COLI loan interest. The surrender of these policies resulted in additional income taxes of $11,296 and other costs of $6,004, in the second quarter 2001. Other costs are included in "Other expense" in the Company's Consolidated Statements of Operations.

NOTE 9:  NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations' (FAS 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets' (FAS 142). FAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being included with goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. FAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is in excess of its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The Company expects the adoption of these accounting standards to result in a reduction of the amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

                        Report of Independent Accountants


To the Shareholders and Directors of Sonoco Products Company


We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of July 1, 2001, and the related condensed consolidated statements of operations for each of the three-month and six-month periods ended July 1, 2001 and July 2, 2000, and the condensed consolidated statements of cash flows for the six-month periods ended July 1, 2001 and July 2, 2000. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                 /s/PricewaterhouseCoopers LLP
                                                ------------------------------
                                                PricewaterhouseCoopers LLP

Charlotte, North Carolina
August 8, 2001

                             SONOCO PRODUCTS COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, that are not historical in nature, are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, but are not limited to, statements regarding offsetting high raw material costs, adequacy of income tax provision, refinancing of debt, adequacy of cash flows, and financial strategies and the results expected from them. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. Such risks and uncertainties include, without limitation; availability and pricing of raw materials; success of new product development and introduction; ability to maintain or increase productivity levels; international, national and local economic and market conditions; ability to maintain market share; pricing pressures and demand for products; continued strength of our paperboard-based engineered carrier and composite can operations; anticipated results of restructuring activities; ability to successfully integrate newly acquired businesses into the Company's operation; currency stability and the rate of growth in foreign markets; and actions of government agencies.

              SECOND QUARTER 2001 COMPARED WITH SECOND QUARTER 2000

RESULTS OF OPERATIONS

Consolidated net sales for the second quarter of 2001 were $647.7 million, versus $688.7 million in the second quarter of 2000. Sales in the second quarter of 2001 were adversely affected by weak volume, with company-wide volume decreases averaging approximately 4%, compared with the same period last year. Lower volume in the Company's industrial segment, principally in the North American engineered carriers/paper businesses, and lower prices and demand for trade sales of recovered paper were partially offset by a slight increase in volume in the consumer segment driven primarily by higher packaging services revenue. Overall, the lower sales compared with the same period in 2000 were due primarily to the impact of reduced volume/pricing of $45.5 million, unfavorable exchange rate variances of $10.0 million, and divested operations of $5.8 million, offset partially by the impact of acquisitions and new businesses of $21.4 million.

Net income for the second quarter of 2001, excluding one-time transactions, was $36.8 million, versus $46.4 million in the second quarter of 2000. Including one-time transactions, net income for the second quarter 2001 was $16.9 million, versus $46.4 million in the second quarter of 2000. Compared with the same period in 2000, second quarter 2001 results, excluding one-time transactions, declined primarily due to lower volume, lower selling prices and demand for recovered paper, and less favorable mix of products sold. In addition, higher energy prices of approximately $3.0 million, and increased pension expense of approximately $4.0 million, contributed to the lower profit compared to the same period last year. Lower material costs in some operations partially offset these items.

                             SONOCO PRODUCTS COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                    CONTINUED

        SECOND QUARTER 2001 COMPARED WITH SECOND QUARTER 2000, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

The Company reported earnings per diluted share, excluding one-time transactions, of $.38 and $.47 in the second quarter of 2001 and 2000, respectively. Including one-time transactions, earnings per diluted share in the second quarter of 2001 were $.18.

CONSUMER PACKAGING SEGMENT

The Consumer Packaging segment includes composite cans; flexible packaging (printed flexibles, high density bags and film products); specialty products and packaging services (supply chain management/e-marketplace, graphics management, folding cartons, and paper glass covers and coasters). The Consumer Packaging segment also included the Capseals unit, maker of container seals, which was sold in December 2000.

Second quarter sales in the consumer segment were $322.2 million, compared with $305.6 million in the same quarter of 2000, excluding divested operations. Operating profits in this segment, excluding divested operations, were $29.5 million in the second quarter of 2001, compared with $28.9 million in the same period last year.

The increase in second quarter sales was due primarily to higher packaging services revenue and some selling price increases in certain businesses, partially offset by unfavorable exchange rate variances. Profits were higher than last year's second quarter due to higher selling prices, lower raw material costs, principally resin in the high density bag operation, and higher productivity, which were partially offset by higher year over year benefit costs. For the remainder of the year, positive effects of savings realized as a result of recent restructuring actions are anticipated as well as increased volume in the flexible packaging operation from new contracts entered into in 2000 and the packaging services operation.

INDUSTRIAL PACKAGING SEGMENT

The Industrial Packaging segment includes engineered carriers (high performance paper and plastic tubes and cores, paper manufacturing and recovered paper operations) and protective packaging (designed interior packaging and protective reels).

Second quarter 2001 sales for the industrial segment were $325.5 million, versus $377.3 million in the same period last year. Operating profit for the segment, excluding one-time transactions, was $39.9 million, versus $56.4 million in the same period last year.

                             SONOCO PRODUCTS COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                    CONTINUED

        SECOND QUARTER 2001 COMPARED WITH SECOND QUARTER 2000, CONTINUED

INDUSTRIAL PACKAGING SEGMENT CONTINUED

The decrease in second quarter sales and operating profits in the industrial sector was due primarily to lower volumes in the Company's engineered carriers and paper operations reflecting the adverse impact of continuing general economic weakness in this segment, and does not reflect any significant net loss of market share. Sales were impacted by a decline in volume/pricing of approximately $45.0 million coupled with unfavorable exchange rate variances of approximately $6.3 million, compared with the same period in 2000. Operating profit was negatively impacted by decreased prices for outside sales of recovered paper, lower sales volume and higher year-over-year energy and benefit costs. There are no current indications of an upturn in the industrial segment of the general economy and consequently the Company does not anticipate a significant improvement in volume for the remainder of 2001. However, positive effects of savings realized as a result of recent restructuring actions are anticipated.

Additional net restructuring charges of $2.0 million in the second quarter 2001 include $2.7 million related to the closing of an additional plant, partially offset by a reduction of $.7 million related to the decision to downsize, rather than close, another plant originally included in the restructuring plan, as well as other miscellaneous adjustments.

           JUNE 2001 YEAR-TO-DATE COMPARED WITH JUNE 2000 YEAR-TO-DATE

RESULTS OF OPERATIONS

For the first six months of 2001, sales were $1.28 billion, versus $1.36 billion in the same period last year. Sales for the first six months of 2001 were adversely affected by lower volume of approximately $75.0 million, principally in the North American engineered carriers and composite can businesses, and decreased prices for outside sales of recovered paper. In addition, sales were impacted by unfavorable exchange rate variances of $15.1 million and divested operations of $12.1 million, offset partially by the impact of acquisitions and new businesses of $23.2 million. Higher prices in certain consumer businesses, coupled with increased sales volume from packaging services, partially offset the sales shortfall.

Net income for the first half of 2001, excluding one-time transactions, was $72.3 million, versus $91.4 million in the same period last year. Including one-time transactions, net income for this year's first six months was $21.6 million, versus $91.4 million in the first half of 2000. Compared with the same period in 2000, net income for the first half of 2001, excluding one-time transactions, declined primarily due to lower volume, lower prices of outside sales of recovered paper, and less favorable mix of products sold. In addition, higher energy prices of

                             SONOCO PRODUCTS COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                    CONTINUED

           JUNE 2001 YEAR-TO-DATE COMPARED WITH JUNE 2000 YEAR-TO-DATE

RESULTS OF OPERATIONS, CONTINUED

approximately $7.0 million, and increased pension expense of approximately $7.0 million, contributed to the lower profit compared to the same period last year. Lower material costs, principally in the North American engineered carriers/paper and high density film businesses, partially offset these items.

Earnings per diluted share for the first six months of 2001, excluding one-time transactions, were $.76 versus $.91 in the same period in 2000. Including one-time transactions, earnings per diluted share for the first half of 2001 were $.23.

CONSUMER PACKAGING SEGMENT

First half sales in the consumer segment were $623.1 million, versus $612.3 million in the same period of 2000, excluding divested operations. Higher packaging services revenue coupled with higher selling prices in the composite can and flexible packaging businesses during the first six months of 2001 were partially offset by lower volume.

Operating profit in this segment, excluding one-time charges and divested operations, was $55.1 million, versus $59.9 million in the same period last year. The decrease in profits in the first six months of 2001 was due primarily to lower overall volume in the segment offset by increased volume and pricing in flexible packaging, higher prices in composite cans, and lower resin costs and productivity improvements.

Restructuring charges of $23.7 million, recorded in the first quarter of 2001, included a reduction in force, the closing of five facilities, and consolidation activities in all major businesses to improve workflow and operating efficiency. No new restructuring charges were recorded during the second quarter of 2001.

INDUSTRIAL PACKAGING SEGMENT

Sales for the first half of 2001 in this segment were $657.3 million, versus $740.7 million. Operating profit for the industrial segment in the first half of 2001, excluding one-time transactions, was $82.9 million, versus $109.4 million in the same period last year.

The decrease in sales and profits in this segment, compared with the first six months of 2000, resulted primarily from decreased volume in the North American engineered carriers and paper businesses. The decrease reflects the adverse impact of continuing general weakness in the industrial sector of the United States economy. Although

                             SONOCO PRODUCTS COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                    CONTINUED

INDUSTRIAL PACKAGING SEGMENT, CONTINUED

volumes have also weakened in the other areas of the world, they remain stronger than in the United States.

During the first six months of 2001, restructuring charges of $19.5 million were recorded in the industrial packaging segment. Restructuring charges of $17.5 million, in the first quarter of 2001, included a reduction in force; eight plant closings (two engineered carrier operations in the United States, two in Europe and one in Asia; and paper operation closings in Canada, Mexico and the United States); and consolidation activities in all major businesses to improve workflow and operating efficiency. Additional net restructuring charges of $2.0 million, in the second quarter of 2001, included $2.7 million related to the closing of an additional plant, partially offset by $.7 million related to the decision to downsize, rather than close, another plant originally included in the restructuring plan, as well as other miscellaneous adjustments.

CORPORATE

On July 12, 2001, Standard and Poor's announced that they reduced the Company's long-term debt rating from "A" to "A minus" and the commercial paper rating from "A-1" to "A-2" with a stable outlook.

General corporate expenses have been allocated as operating costs to each of the segments. Year to date net interest expense was $3.8 million lower in the first six months of 2001 compared with the same period last year due to lower average debt levels and interest rates.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, `Business Combinations' (FAS 141), and Statement of Financial Accounting Standards No. 142, `Goodwill and Other Intangible Assets' (FAS 142). FAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. FAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is in excess of its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The Company expects the adoption of these accounting standards to result in a reduction of the amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

                             SONOCO PRODUCTS COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                    CONTINUED

CORPORATE, CONTINUED

As previously disclosed, early in the second quarter of 2001, the Company surrendered its Corporate-Owned Life Insurance (COLI) policies as a result of the settlement with the Internal Revenue Service over deductibility of COLI loan interest. The surrender of these policies resulted in additional income taxes of $11.3 million and other costs of $6.0 million, in the second quarter of 2001. Other costs are included in "Other expense" in the Company's Consolidated Statements of Operations.

In February 2001, Sonoco's board of directors authorized the repurchase of up to
5.0 million shares of the Company's common stock. Although no shares were repurchased in the first six months of 2001 related to this authorization, in April 2001, 92 thousand shares were repurchased under previous authorizations.

Restructuring charges of $3.1 million, recorded in the first quarter of 2001, were primarily comprised of severance and termination charges. No new restructuring charges were recorded during the second quarter of 2001.

RESTRUCTURING

During the fourth quarter of 2000, the Company recognized non-recurring pretax restructuring charges of $5.2 million ($3.2 million after tax). Severance and termination benefits of approximately $1.1 million remained accrued on the Consolidated Balance Sheet as of December 31, 2000. Additional restructuring charges of $46.3 million ($32.1 million after tax) were recorded in the first six months of 2001 as a result of further restructuring actions announced during the period. The restructuring charges consisted of severance and termination benefits of $21.5 million, asset impairment charges of $12.9 million and other exit costs of $11.9 million, consisting of building lease termination expenses of $9.4 million and other miscellaneous charges of $2.5 million. As previously disclosed, the objective of the restructuring is to realign and centralize a number of staff functions and to permanently remove approximately $30.0 million of annualized costs from the Company's cost structure, of which approximately one half is estimated to be realized in 2001. The savings are expected to reduce fixed and variable costs of sales and reduce selling and administrative costs. The Company may record additional restructuring-related charges in the third quarter associated with actions under consideration.

The Company recorded restructuring charges of $2.0 million ($1.3 million after tax), during the second quarter of 2001, related to a plant closing at an affiliate. The affiliate restructuring charges, for the first six months of 2001, are included in "Equity in earnings (loss) of affiliates/Minority interest in subsidiaries" in the Company's Consolidated Statements of Operations.

                             SONOCO PRODUCTS COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                    CONTINUED

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's financial position remained strong through the first six months of 2001. The debt-to-capital ratio decreased to 47.2% at July 1, 2001, from 48.5% at December 31, 2000. The decrease is due to a $66.2 million net reduction in the Company's overall debt since the end of 2000.

Net working capital decreased $34.0 million to $224.7 million at July 1, 2001 from December 31, 2000, driven primarily by decreases in current assets, particularly trade accounts receivable and inventory, and an increase in current liabilities. The decrease in trade accounts receivable and inventory is partially attributed to lower sales as well as a Company initiative to reduce working capital days during 2001. Accrued expenses increased $36.7 million primarily due to the restructuring reserve recorded in 2001.

Depreciation and amortization expense for the second quarter and first six months of 2001 was $37.0 million and $76.1 million, respectively.

The effective tax rate was 64.7% and 65.2% for the three-month and six-month periods ended July 1, 2001, respectively. Excluding the impact of one-time additional COLI charges and certain non-deductible foreign restructuring charges, the effective tax rate would have been 37.5%. This compares to an effective tax rate of 38.0% for the three-month and six-month periods ended July 2, 2000.

Cash generated from operations of $158.7 million was used to partially fund capital expenditures of $54.0 million, repay debt of $66.2 million, pay dividends of $38.0 million and fund acquisitions of $9.7 million. The Company expects internally generated cash flows, along with borrowings available under its commercial paper and other existing credit facilities, to be sufficient to meet operating and normal capital expenditure requirements.

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


                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         Incorporated by reference to the information set forth under Item 4 of the Company's Quarterly Report on Form 10Q for the quarter ended April 1, 2001.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      No exhibits required.

         (b) No current reports on Form 8-K were filed by the Company during the first two quarters of 2001.

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



Date:    August 13, 2001                           By:  /s/ F. T. Hill, Jr.
     --------------------------                       --------------------------
                                                        F. T. Hill, Jr.
                                                        Vice President and
                                                        Chief Financial Officer