Form 10-Q
period 2001-09-30
SONOCO PRODUCTS CO
filed 2001-11-14
CIK 91767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                      20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 2001               Commission File No. 0-516


                             SONOCO PRODUCTS COMPANY


                               -----------------


Incorporated under the laws                      I.R.S. Employer Identification
     of South Carolina                                     No. 57-0248420

                             One North Second Street

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock at November 4, 2001:


                     Common stock, no par value: 95,567,916
                     --------------------------------------

                             SONOCO PRODUCTS COMPANY


                                      INDEX



PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS:

                    Condensed Consolidated Balance Sheets - September 30, 2001
                    (unaudited) and December 31, 2000

                    Condensed Consolidated Statements of Operations - Three
                    Months and Nine Months Ended September 30, 2001
                    (unaudited) and October 1, 2000 (unaudited)

                    Condensed Consolidated Statements of Cash Flows - Nine
                    Months Ended September 30, 2001 (unaudited) and October 1,
                    2000 (unaudited)

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

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II. OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURE

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                             SONOCO PRODUCTS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Dollars and shares in thousands)


                                                                  September 30,
                                                                      2001               December 31,
                                                                   (unaudited)              2000*
                                                                  -------------          ------------
                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                        $    36,798           $    35,219
  Trade accounts receivable, net of allowances                         326,444               329,467
  Other receivables                                                     27,309                26,875
  Inventories:
      Finished and in process                                          120,570               108,887
      Materials and supplies                                           143,829               158,717
  Prepaid expenses and other                                            39,778                36,628
                                                                   -----------           -----------
                                                                       694,728               695,793
PROPERTY, PLANT AND EQUIPMENT, NET                                     997,214               973,470
COST IN EXCESS OF FAIR VALUE OF ASSETS PURCHASED, NET                  330,979               236,733
OTHER ASSETS                                                           300,793               306,615
                                                                   -----------           -----------
      Total Assets                                                 $ 2,323,714           $ 2,212,611
                                                                   ===========           ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Payable to suppliers                                             $   199,200           $   227,408
  Accrued expenses and other                                           218,268               145,851
  Notes payable and current portion of long-term debt                   36,684                45,556
  Taxes on income                                                       57,581                18,265
                                                                   -----------           -----------
                                                                       511,733               437,080
LONG-TERM DEBT                                                         831,708               812,085
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                             34,930                27,611
DEFERRED INCOME TAXES AND OTHER                                        137,119               134,364
SHAREHOLDERS' EQUITY
  Common stock, no par value
   Authorized 300,000 shares
   95,526 and 95,006 shares outstanding, of which
    95,266 and 94,681 are issued as of September 30, 2001
    and December 31, 2000, respectively                                  7,175                 7,175
  Capital in excess of stated value                                    297,328               289,657
  Accumulated other comprehensive loss                                (180,734)             (172,403)
  Retained earnings                                                    684,455               677,042
                                                                   -----------           -----------
    Total Shareholders' Equity                                         808,224               801,471
                                                                   -----------           -----------
     Total Liabilities and Shareholders' Equity                    $ 2,323,714           $ 2,212,611
                                                                   ===========           ===========

* The December 31, 2000 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
            (Dollars and shares in thousands except per share data)


                                                         Three Months Ended                       Nine Months Ended
                                                    -----------------------------        --------------------------------
                                                    September 30,      October 1,        September 30,        October 1,
                                                         2001              2000               2001               2000
                                                    -------------      ----------        -------------        -----------
Net sales                                             $ 649,265         $ 677,469         $ 1,929,692         $ 2,042,454

Cost of sales                                           514,009           529,972           1,520,792           1,588,414

Selling, general and administrative expenses             63,495            69,001             199,201             205,796

Other (income) expense (see Note 6)                      (6,121)            5,499              46,207               5,499
                                                      ---------         ---------         -----------         -----------

Income before interest and taxes                         77,882            72,997             163,492             242,745

Interest expense                                         11,932            15,026              38,754              45,709

Interest income                                          (1,617)             (929)             (3,056)             (2,427)
                                                      ---------         ---------         -----------         -----------

Income before income taxes                               67,567            58,900             127,794             199,463

Provision for income taxes                               25,733            22,382              65,011              75,796
                                                      ---------         ---------         -----------         -----------

Income before equity in earnings of
  affiliates/Minority interest in subsidiaries           41,834            36,518              62,783             123,667

Equity in earnings of affiliates/Minority
  interest in subsidiaries                                  990             2,014               1,645               6,282
                                                      ---------         ---------         -----------         -----------

Net income                                            $  42,824         $  38,532         $    64,428         $   129,949
                                                      =========         =========         ===========         ===========

Average common shares outstanding:
  Basic                                                  95,483            99,478              95,291              99,953
  Assuming exercise of options                              511               152                 414                 197
                                                      ---------         ---------         -----------         -----------
  Diluted                                                95,994            99,630              95,705             100,150
                                                      =========         =========         ===========         ===========

Per common share
  Net income:
  Basic                                               $     .45         $     .39         $       .68         $      1.30
                                                      =========         =========         ===========         ===========
  Diluted                                             $     .45         $     .39         $       .67         $      1.30
                                                      =========         =========         ===========         ===========

  Cash dividends                                      $     .20         $     .20         $       .60         $       .59
                                                      =========         =========         ===========         ===========


      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (Dollars in thousands)


                                                             Nine Months Ended
                                                      -----------------------------
                                                      September 30,       October 1,
                                                           2001              2000
                                                      -------------       ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES               $ 286,625         $ 271,975

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                 (74,316)          (79,837)
Cost of acquisitions, exclusive of cash                  (171,610)           (2,080)
Proceeds from the sale of assets                            4,742             1,002
Investments in joint ventures/affiliates                   (2,308)           (1,153)
                                                        ---------         ---------

Net cash used by investing activities                    (243,492)          (82,068)
                                                        ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt                             21,480            13,071
Principal repayment of debt                               (26,899)         (105,534)
Net increase in commercial paper borrowings                13,028            31,700
Net increase (decrease) in bank overdrafts                    223            (8,188)
Cash dividends                                            (57,015)          (58,876)
Shares acquired                                            (2,041)          (46,364)
Common shares issued                                        9,529             2,417
                                                        ---------         ---------

Net cash used by financing activities                     (41,695)         (171,774)
                                                        ---------         ---------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                      141              (688)
                                                        ---------         ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                   1,579            17,445
Cash and cash equivalents at beginning of period           35,219            36,515
                                                        ---------         ---------

Cash and cash equivalents at end of period              $  36,798         $  53,960
                                                        =========         =========


      See accompanying Notes to Condensed Consolidated Financial Statements

                             SONOCO PRODUCTS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)
                                   (unaudited)

NOTE 1:  BASIS OF INTERIM PRESENTATION

         In the opinion of the management of Sonoco Products Company (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows for the interim periods reported hereon. Operating results for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report for the fiscal year ended December 31, 2000.

NOTE 2:  DIVIDEND DECLARATIONS

         On July 18, 2001, the Board of Directors declared a regular quarterly dividend of $.20 per share. This dividend was paid September 10, 2001, to all shareholders of record August 17, 2001.

         On October 17, 2001, the Board of Directors declared a regular quarterly dividend of $.20 per share payable December 10, 2001, to all shareholders of record November 16, 2001.

NOTE 3:  ACQUISITIONS

         During the third quarter 2001, the Company completed its previously announced purchase of U.S. Paper Mills Corp., a privately-held company that produces and sells lightweight paperboard for conversion into cores, composite cans and tubes, and produces paper cores. The acquisition is part of the Industrial Packaging Segment.

         The Company also completed the all-cash purchase of Cumberland Wood Products, Inc.'s, plywood reel operation in Helenwood, Tennessee during the third quarter of 2001. The transaction was for the purchase of equipment and inventory only and is part of the Industrial Packaging Segment.

         During the third quarter 2001, the Company announced and completed the all-cash purchase of Phoenix Packaging Corporation, a privately-held company headquartered in North Canton, Ohio that produces and sells steel easy-open closures. The acquisition is part of the Consumer Packaging Segment.

         The Company also acquired for cash a paper-based textile tube converting facility in Kaiping, China during the third quarter of 2001. The acquisition is part of the Industrial Packaging Segment.

         Acquisitions completed in the third quarter 2001 had an aggregate cost of approximately $171,000 in cash and the assumption of $4,085 in debt.

                             SONOCO PRODUCTS COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                  (Dollars in thousands except per share data)
                                   (unaudited)

NOTE 3:  ACQUISITIONS, CONTINUED

         Sonoco completed two small acquisitions during the first quarter of 2001. An engineered carrier operation in Georgia was acquired at a cash cost of $3,622, and the assets of a packaging services operation in the United Kingdom were acquired for $1,733 in cash. These acquisitions are part of the Industrial Packaging Segment and Consumer Packaging Segment, respectively.

NOTE 4:  FINANCIAL INSTRUMENTS

         As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, 'Accounting for Derivative Instruments and Hedging Activities' (FAS 133), as amended by FAS No. 137 and FAS No. 138. The Standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Company's balance sheet and measurement of those instruments at fair value. The Statement requires that changes in a derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement or to be deferred in accumulated other comprehensive income (loss), a component of shareholders' equity, until the hedged item is recognized in results of operations.

         The Company uses derivatives from time to time to manage the cost of certain raw materials and to mitigate exposure to foreign currency fluctuations. The Company purchases commodities such as recovered paper, resins, and energy generally at market or fixed prices that are established with the vendor as part of the purchase process for quantities expected to be consumed in the ordinary course of business. On occasion, where the correlation between selling price and commodity price is less direct, the Company may enter into commodity futures or swaps to reduce the effect of price fluctuations. In addition, the company uses foreign currency forward contracts and other risk management instruments, including contractual provisions, to manage exposure to changes in foreign currency cash flows on the Company's financial statements. These derivatives are marked to market on the Company's Consolidated Balance Sheet in accordance with the provisions of FAS 133.

         In the third quarter 2001, the Company entered into cash flow hedges to mitigate exposure to commodity and foreign exchange risks in 2001 through 2004. Changes in the fair value of these cash flow hedge instruments, amounting to ($2,704) net of tax, have been recorded in accumulated other comprehensive income (loss) and will be reclassified to earnings in the same periods the forecasted purchases or payments affect earnings. Based on the current amount of the derivative loss in other comprehensive income (loss), approximately $1,200, net of tax, will be reclassified into earnings in the coming 12 months. As a result of the high correlation between the hedged instruments and the underlying transactions, ineffectiveness did not have a material impact on the Company or on it's Consolidated Statements of Operations for the three months and the nine months ended September 30, 2001.

                             SONOCO PRODUCTS COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                  (Dollars in thousands except per share data)
                                   (unaudited)

NOTE 5:  COMPREHENSIVE INCOME

         The following table reconciles net income to comprehensive income:


                                                      Three Months Ended                  Nine Months Ended
                                                 ----------------------------     -----------------------------
                                                 September 30,     October 1,     September 30,       October 1,
                                                     2001             2000             2001             2000
                                                 -------------     ----------     -------------       ---------

         Net income                                $ 42,824         $ 38,532         $ 64,428         $ 129,949

         Other comprehensive income (loss):
           Foreign currency translation
             adjustments                              9,731           (9,627)          (5,627)          (34,740)

            Other adjustments                        (2,704)              --           (2,704)               --
                                                   --------         --------         --------         ---------

         Comprehensive income                      $ 49,851         $ 28,905         $ 56,097         $  95,209
                                                   ========         ========         ========         =========


         The following table summarizes the components of the current period change in the accumulated other comprehensive loss balances:

                                               Foreign          Minimum                        Accumulated
                                              Currency          Pension                           Other
                                             Translation       Liability                      Comprehensive
                                             Adjustments       Adjustment        Other             Loss
                                             ------------      ----------       -------       -------------
         Balance at January 1, 2001           $(168,815)        $(3,588)             --         $(172,403)

         Year to date change                     (5,627)             --         $(2,704)           (8,331)
                                              ---------         -------         -------         ---------

         Balance at September 30, 2001        $(174,442)        $(3,588)        $(2,704)        $(180,734)
                                              =========         =======         =======         =========

                             SONOCO PRODUCTS COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                  (Dollars in thousands except per share data)
                                   (unaudited)

NOTE 6:  FINANCIAL SEGMENT INFORMATION

         Sonoco reports its results in two primary segments, Industrial Packaging and Consumer Packaging. The Industrial Packaging Segment includes engineered carriers (high performance paper and plastic tubes and cores, paper manufacturing, and recovered paper operations); and protective packaging (designed interior packaging and protective reels). The Consumer Packaging Segment includes composite cans; flexible packaging (printed flexibles, high density bags and film products); and packaging services and specialty products (supply chain management/e-marketplace, graphics management, folding cartons, and paper glass covers and coasters). The Consumer Packaging Segment also included the Capseals unit, maker of container seals, which was sold in December 2000.

                   FINANCIAL SEGMENT INFORMATION (Unaudited)


                                                Three Months Ended                      Nine Months Ended
                                          -----------------------------        --------------------------------

                                          September 30,       October 1,       September 30,        October 1,
                                               2001              2000               2001                2000
                                          ------------        ---------        -------------        -----------
         NET SALES

             Industrial Packaging           $ 320,046         $ 362,452         $   977,357         $ 1,103,103
                                            ---------         ---------         -----------         -----------

             Consumer Packaging               329,219           308,777             952,335             921,048

             Divested Business                     --             6,240                  --              18,303
                                                              ---------         -----------         -----------

               Total Consumer                 329,219           315,017             952,335             939,351
                                            ---------         ---------         -----------         -----------

                  Consolidated              $ 649,265         $ 677,469         $ 1,929,692         $ 2,042,454
                                            =========         =========         ===========         ===========

         OPERATING PROFIT

             Industrial Packaging           $  41,946         $  52,677         $   124,823         $   162,113

             Consumer Packaging                29,815            25,754              84,876              85,653

             Divested Business                     --                65                  --                 478

             Other income (expense)*            6,121            (5,499)            (46,207)             (5,499)

             Interest, net                    (10,315)          (14,097)            (35,698)            (43,282)
                                            ---------         ---------         -----------         -----------

                  Consolidated              $  67,567         $  58,900         $   127,794         $   199,463
                                            =========         =========         ===========         ===========

*2001 results include restructuring charges of $111 and $46,433 for the three months and nine months ended September 30, 2001, respectively. In addition, 2001 includes net gains from legal settlements and corporate-owned life insurance adjustments of $6,232 and $226 for the three and nine months ended September 30, 2001, respectively. 2000 results include executive severance agreement adjustments.

                             SONOCO PRODUCTS COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                  (Dollars in thousands except per share data)
                                   (unaudited)

NOTE 7:  RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

         During the fourth quarter of 2000, the Company recognized pretax restructuring charges of $5,226 ($3,240 after tax). Severance and termination benefits of approximately $1,100 remained accrued on the Consolidated Balance Sheet as of December 31, 2000. Additional restructuring charges of $46,433 ($32,188 after tax) were recorded in the first nine months of 2001 as a result of further restructuring actions announced during the period. The restructuring charges consisted of severance and termination benefits of $21,574, asset impairment charges of $12,972 and other exit costs of $11,887, consisting of building lease termination expenses of $9,348 and other miscellaneous charges of $2,539. Restructuring charges were determined in accordance with the provisions of SEC Staff Accounting Bulletin No. 100 "Restructuring and Impairment Charges" and Emerging Issues Task Force No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". The original restructuring plan, which included a global reduction of 241 salaried and 387 hourly positions, was revised to a total of 244 salaried positions (180 in the United States) and 482 hourly positions (370 in the United States) during the second quarter of 2001. In addition to revised headcount reductions, the restructuring plan included adjustments in the second quarter of 2001 related to the closure of an additional plant and the decision to downsize, rather than close, a plant originally included in the restructuring plan. The restructuring plan includes the closure of 13 plant locations, including 8 in the United States. As of September 30, 2001, 11 plants have been closed, and approximately 643 employees have been terminated (223 salaried and 420 hourly). The restructuring costs in the first nine months of 2001 are included in "Other (income) expense" in the Company's Consolidated Statements of Operations.

         In connection with the Company's restructuring actions, asset impairment charges of $12,972 were recognized related to the write-off/write-down of assets associated with the eight Industrial Packaging Segment and five Consumer Packaging Segment plant locations identified for closure. Impaired assets were written down to the lower of carrying amount or fair value, less costs to sell, if applicable. The Company recognized write-offs/write-downs of impaired facilities and equipment/other of $2,623 and $7,883, respectively, and write-offs/write-downs related to facilities and equipment/other held for disposal of $1,017 and $1,449, respectively. As of September 30, 2001, the carrying value of assets held for disposal was $298. The Company anticipates disposition of these assets by the end of the first quarter 2002. Results of operations and effects of suspending depreciation on assets held for disposition were not material for the nine months ended September 30, 2001.

                             SONOCO PRODUCTS COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                  (Dollars in thousands except per share data)
                                   (unaudited)

NOTE 7:  RESTRUCTURING AND ASSET IMPAIRMENT CHARGES, CONTINUED


         The following table sets forth the activity related to the liability accrued in conjunction with the restructuring and asset impairment charges as of September 30, 2001:

                                               Severance and
                                                Termination          Asset          Other
                                                  Benefits        Impairment      Exit Costs          Total
                                               -------------      ----------      ----------         --------
         Beginning Liability Dec. 31, 2000        $  1,100               --               --         $  1,100
         New Charges                                21,996         $ 12,665         $ 12,327           46,988
         Cash Payments                             (10,273)              --           (2,122)         (12,395)
         Asset Impairment                               --          (12,972)              --          (12,972)
         Adjustments                                  (422)             307             (440)            (555)
                                                  --------         --------         --------         --------

         Ending Liability Sept. 30, 2001          $ 12,401         $     --         $  9,765         $ 22,166
                                                  ========         ========         ========         ========

         The Company expects to pay the remaining restructuring costs, with the exception of on-going pension subsidies and certain building lease termination expenses, by the end of the first quarter 2002 using cash from operations.

         Additionally, restructuring charges of $2,545 ($1,658 after tax), were recognized in the first nine months of 2001 by affiliates accounted for on the equity method of accounting. These costs include the closing of a plant and other miscellaneous restructuring activities. The affiliate restructuring charges are included in "Equity in earnings of affiliates/Minority interest in subsidiaries" in the Company's Consolidated Statements of Operations.

NOTE 8:  CORPORATE OWNED LIFE INSURANCE

         In the second quarter 2001, the Company surrendered its Corporate-Owned Life Insurance (COLI) policies as a result of the settlement with the Internal Revenue Service over deductibility of COLI loan interest. The surrender of these policies resulted in additional income taxes of $11,296 and other costs of $7,021. Other costs are included in "Other (income) expense" in the Company's Consolidated Statements of Operations.

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

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, `Accounting for Asset Retirement Obligations' (FAS
         143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 is required to be adopted for fiscal years beginning after June 15, 2002. The Company has not yet determined what effect this statement will have on its financial statements.

         Also in August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, `Accounting for the Impairment or Disposal of Long-Lived Assets' (FAS 144), which supersedes FASB Statement No. 121, `Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of'. This new statement also supersedes certain aspects of APB 30 `Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions', with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has not yet determined what effect this statement will have on its financial statements.

                             SONOCO PRODUCTS COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                  (Dollars in thousands except per share data)
                                   (unaudited)

NOTE 10: SUBSEQUENT EVENTS

         Debt Issuance

         During the fourth quarter 2001, the Company issued debt securities of $250,000 pursuant to shelf registrations with the Securities and Exchange Commission. The Notes bear interest at 6.50% per year, payable semi-annually on May 15 and November 15, and will mature on November 15, 2013.

         Acquisitions and Joint Venture

         During the fourth quarter 2001, the Company announced and completed the all-cash purchase of a 90,000-ton paper mill at Hutchinson, Kansas, from Republic Group LLC, a privately owned investment group. The acquisition is part of the Industrial Packaging Segment.

         The Company also recently announced and completed during the fourth quarter 2001 the all-cash purchase of Hayes Manufacturing Group Inc., a privately held manufacturer of paper-based tubes, cores and composite cans headquartered in Neenah, Wisconsin. The acquisition is part of both the Industrial and Consumer Packaging Segments.

         In the aggregate, the all cash purchase price of these acquisitions in the fourth quarter 2001 was approximately $74,000.

         During the fourth quarter 2001, the Company announced an agreement to form a joint venture with Dyecor Limited, a privately held company in the United Kingdom. The Company's contribution to the joint venture was not material.

                        Report of Independent Accountants


To the Shareholders and Directors of Sonoco Products Company


We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of September 30, 2001, and the related condensed consolidated statements of operations for each of the three-month and nine-month periods ended September 30, 2001 and October 1, 2000, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and October 1, 2000. These financial statements are the responsibility of the Company's management.

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

Charlotte, North Carolina
November 9, 2001

                             SONOCO PRODUCTS COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, that are not historical in nature, are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by section 21E of the Securities Exchange Act of 1934, as amended. The words "estimate", "project", "intend", "expect", "believe", "anticipate", and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding offsetting high raw material costs, adequacy of income tax provisions, refinancing of debt, adequacy of cash flows, effects of acquisitions and dispositions, and financial strategies and the results expected from them. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. Such risks and uncertainties include, without limitation; availability and pricing of raw materials; success of new product development and introduction; ability to maintain or increase productivity levels; international, national and local economic and market conditions; ability to maintain market share; pricing pressures and demand for products; continued strength of our paperboard-based engineered carrier and composite can operations; anticipated results of restructuring activities; ability to successfully integrate newly acquired businesses into the Company's operations; currency stability and the rate of growth in foreign markets; actions of government agencies; and loss of consumer confidence and economic disruptions resulting from terrorist activities.

               THIRD QUARTER 2001 COMPARED WITH THIRD QUARTER 2000

RESULTS OF OPERATIONS

Consolidated net sales for the third quarter of 2001 were $649.3 million, versus $677.5 million in the third quarter of 2000. Sales in the third quarter of 2001 were adversely affected by weak volume, with company-wide volume decreases averaging approximately 4%, compared with the same period last year. This decrease resulted primarily from a 6% decline in the Company's Industrial Segment volume, principally in our North American engineered carriers/paper business. Overall, the lower sales compared with the same period in 2000 were due primarily to the impact of reduced volume and lower pricing on trade sales of recovered paper of $42.5 million, unfavorable exchange rate variances of $12.6 million, and divested operations of $6.2 million, offset partially by the impact of acquisitions and additional contract service revenue of $32.0 million.

Net income for the third quarter of 2001, excluding one-time transactions, was $39.7 million, versus $41.9 million in the third quarter of 2000. Including one-time transactions, net income for the third quarter 2001 was $42.8 million, versus $38.5 million in the third quarter of 2000. One time transactions are primarily comprised of net gains from legal settlements in the third quarter of 2001 and executive severance charges in the third quarter of 2000. Compared with the same period in 2000, third quarter 2001 results, excluding one-time transactions, declined primarily due to lower volume/mix of $19.1 million, higher energy prices of approximately $2.0 million, and increased pension expense of approximately $5.0 million. Partially offsetting these increases were the favorable impact of productivity initiatives of $10.7 million, lower fixed costs

                             SONOCO PRODUCTS COMPANY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                              OPERATIONS CONTINUED

         THIRD QUARTER 2001 COMPARED WITH THIRD QUARTER 2000, CONTINUED


RESULTS OF OPERATIONS, CONTINUED

of $9.6 million, and the impact of acquisitions and additional contract service revenue of $2.1 million.

The Company reported earnings per diluted share, excluding one-time transactions, of $.41 and $.42 in the third quarters of 2001 and 2000, respectively. Including one-time transactions, earnings per diluted share were $.45 and $.39 in the third quarters of 2001 and 2000, respectively.

CONSUMER PACKAGING SEGMENT

The Consumer Packaging segment includes composite cans; flexible packaging (printed flexibles, high density bags and film products); and packaging services and specialty products (supply chain management/e-marketplace, graphics management, folding cartons, and paper glass covers and coasters). The Consumer Packaging Segment also included the Capseals unit, maker of container seals, which was sold in December 2000.

Third quarter sales in the Consumer Segment were $329.2 million, compared with $308.8 million in the same quarter of 2000, excluding divested operations. Operating profits in this segment, excluding divested operations, were $29.8 million in the third quarter of 2001, compared with $25.8 million in the same period last year.

The increase in third quarter sales was due primarily to higher revenues in packaging services and flexible packaging, and the impact of acquisitions. The increase in profits resulted from higher volume and increased pricing in flexible packaging; higher prices in composite cans; favorable cost/price relationship in high density film; and the impact of acquisitions, along with overall higher productivity and lower fixed costs in the segment. While continued year over year improvement and a progressively greater impact from restructuring savings is expected in the Consumer Packaging Segment during the fourth quarter 2001, there is some apparent slowing in discetionary consumer spending for certain snack food products.

INDUSTRIAL PACKAGING SEGMENT

The Industrial Packaging Segment includes engineered carriers (high performance paper and plastic tubes and cores, paper manufacturing and recovered paper operations) and protective packaging (designed interior packaging and protective reels).

Third quarter 2001 sales for the Industrial Segment were $320.0 million, versus $362.5 million in the same period last year. Operating profit for the segment, excluding one-time transactions, was $41.9 million, versus $52.7 million in the same period last year.

                             SONOCO PRODUCTS COMPANY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                              OPERATIONS CONTINUED

         THIRD QUARTER 2001 COMPARED WITH THIRD QUARTER 2000, CONTINUED

INDUSTRIAL PACKAGING SEGMENT CONTINUED

The decrease in third quarter sales and operating profits in the Industrial Segment was due primarily to lower volumes in the Company's engineered carriers and paper operations reflecting the adverse impact of continuing general economic weakness in this segment, and does not reflect any significant net loss of market share. Sales were impacted by a decline in volume/pricing of approximately $41.0 million coupled with unfavorable exchange rate variances of approximately $9.0 million, compared with the same period in 2000. Operating profit was negatively impacted by lower sales volume and decreased prices for outside sales of recovered paper. Higher year-over-year energy and benefit costs were more than offset by lower fixed costs due primarily to savings from restructuring and other cost savings programs. There are no current indications of an upturn in the general economy, particularly in the Industrial Segment markets, and consequently the Company does not anticipate significant improvement in volumes for the fourth quarter 2001.

During the third quarter 2001, additional restructuring adjustments of $0.1 million were recorded related to severance and other charges in the Industrial Packaging Segment.

      SEPTEMBER 2001 YEAR-TO-DATE COMPARED WITH SEPTEMBER 2000 YEAR-TO-DATE

RESULTS OF OPERATIONS

For the first nine months of 2001, sales were $1.93 billion, versus $2.04 billion in the same period last year. Sales for the first nine months of 2001 were adversely affected by lower volume of approximately $90.0 million, principally in the North American engineered carriers and composite can businesses, and decreased prices for outside sales of recovered paper. In addition, sales were impacted by unfavorable exchange rate variances of $36.5 million and divested operations of $18.3 million, offset partially by the impact of acquisitions and new businesses of $47.9 million. Higher prices in certain consumer businesses, coupled with increased sales volume from acquisitions and packaging services also partially offset the sales shortfall.

Excluding one-time transactions, net income for the first nine months of 2001 was $112.1 million, versus $133.4 million in the same period last year. Including one-time transactions, net income for this year's first nine months was $64.4 million, versus $129.9 million in the first nine months of 2000. One-time transactions include restructuring charges, net gains from legal settlements, and corporate-owned life insurance policy adjustments in 2001 and executive severance charges in 2000. Compared with the same period in 2000, net income for the first nine months of 2001, excluding one-time transactions, declined primarily due to lower volume, lower prices of outside sales of recovered paper, and less favorable mix of products sold. In addition, higher energy prices of

                             SONOCO PRODUCTS COMPANY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                              OPERATIONS CONTINUED

      SEPTEMBER 2001 YEAR-TO-DATE COMPARED WITH SEPTEMBER 2000 YEAR-TO-DATE


RESULTS OF OPERATIONS CONTINUED

approximately $10.0 million, and increased pension expense of approximately $13.5 million, contributed to the lower profit compared to the same period last year. Lower material costs, principally in the North American engineered carriers/paper and high density film businesses, higher productivity and lower fixed costs partially offset these items.

Earnings per diluted share for the first nine months of 2001, excluding one-time transactions, were $1.17 versus $1.33 in the same period in 2000. Including one-time transactions, earnings per diluted share were $.67 and $1.30 for the first nine months of 2001 and 2000, respectively.

CONSUMER PACKAGING SEGMENT

Consumer Segment sales for the first nine months of 2001 were $952.3 million, versus $921.0 million in the same period of 2000, excluding divested operations. Higher packaging services revenue coupled with higher selling prices in the composite can and flexible packaging businesses during the first nine months of 2001 were partially offset by lower volume.

Operating profit in this segment, excluding one-time charges and divested operations, was $84.9 million, versus $85.7 million in the same period last year. The decrease in profits in the first nine months of 2001 was due primarily to lower overall volume in the segment. The lower volume was partially offset by higher prices, lower resin costs and productivity improvements.

Restructuring charges of $23.7 million, recorded in the first quarter of 2001, included a reduction in force and asset impairment charges associated with the closing of five facilities. The segment recognized write-offs/write-downs of impaired facilities and equipment/other of $5.1 million and write-offs/write-downs related to equipment/other held for disposal of $0.5. No new restructuring or asset impairment charges were recorded during the second and third quarters of 2001.

INDUSTRIAL PACKAGING SEGMENT

Sales for the first nine months of 2001 in this segment were $977.4 million, versus $1.1 billion in 2000. Operating profit for the Industrial Segment in the first nine months of 2001, excluding one-time transactions, was $124.8 million, versus $162.1 million in the same period last year.

                             SONOCO PRODUCTS COMPANY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                              OPERATIONS CONTINUED

INDUSTRIAL PACKAGING SEGMENT CONTINUED

The decrease in sales and profits in this segment, compared with the first nine months of 2000, resulted primarily from decreased volume in the North American engineered carriers and paper businesses. The decrease reflects the adverse impact of continuing general weakness in the industrial sector of the United States economy. Although volumes have also weakened in the other areas of the world, they remain stronger than in the United States.

During the first nine months of 2001, restructuring charges of $19.6 million were recorded in the Industrial Packaging Segment. Restructuring charges of $17.5 million, in the first quarter of 2001, included a reduction in force and eight plant closings (two engineered carrier operations in the United States, two in Europe and one in Asia; and paper operation closings in Canada, Mexico and the United States). Additional net restructuring charges of $2.0 million, in the second quarter of 2001, included $2.7 million related to the closing of an additional plant, partially offset by $0.7 million related to the decision to downsize, rather than close, another plant originally included in the restructuring plan, as well as other miscellaneous adjustments. Adjustments of $0.1 million related to severance and other miscellaneous restructuring activities were recorded during the third quarter 2001. For the first nine months of 2001, restructuring charges included asset impairment charges for write-offs/write-downs of impaired facilities and equipment/other of $5.4 million and write-offs/write-downs related to facilities and equipment/other held for disposal of $1.9 million. As of September 31, 2001, the carrying value of assets held for disposal was $0.3 million.

CORPORATE

On August 13, 2001, Moody's changed the ratings outlook for the Company's "A-2" long term debt ratings and Prime-1 short term ratings for commercial paper to negative from stable. Additionally, on July 12, 2001, Standard and Poor's announced that they reduced the Company's long-term debt rating from "A" to "A minus" and the commercial paper rating from "A-1" to "A-2" with a stable outlook. Both agencies cited recent acquisitions which are expected to result in increased leverage in the near term as a major reason for the rating revisions.

General corporate expenses have been allocated as operating costs to each of the segments. Year to date net interest expense was $7.6 million lower in the first nine months of 2001 compared with the same period last year due to lower average debt levels and interest rates.

                             SONOCO PRODUCTS COMPANY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                              OPERATIONS CONTINUED

CORPORATE CONTINUED

As previously disclosed, early in the second quarter of 2001, the Company surrendered its Corporate-Owned Life Insurance (COLI) policies as a result of the settlement with the Internal Revenue Service over deductibility of COLI loan interest. The surrender of these policies resulted in additional income taxes of $11.3 million and other costs of $7.0 million. Other costs are included in "Other (income) expense" in the Company's Consolidated Statements of Operations.

In February 2001, Sonoco's board of directors authorized the repurchase of up to
5.0 million shares of the Company's common stock. Although no shares were repurchased in the first nine months of 2001 related to this authorization, in April 2001, 92 thousand shares were repurchased under previous authorizations.

Restructuring charges of $3.1 million, recorded in the first quarter of 2001, were primarily comprised of severance and termination charges. No new restructuring charges were recorded during the second and third quarters of 2001.

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, `Accounting for Asset Retirement Obligations' (FAS 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 is required to be adopted for fiscal years beginning after June 15, 2002. The Company has not yet determined what effect this statement will have on its financial statements.

                             SONOCO PRODUCTS COMPANY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                              OPERATIONS CONTINUED

NEW ACCOUNTING PRONOUNCEMENTS CONTINUED

Also in August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, `Accounting for the Impairment or Disposal of Long-Lived Assets' (FAS
144), which supersedes FASB Statement No. 121, `Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of'. This new statement also supersedes certain aspects of APB 30 `Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions', with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has not yet determined what effect this statement will have on its financial statements.

RESTRUCTURING AND ASSET IMPAIRMENT

During the fourth quarter of 2000, the Company recognized pretax restructuring charges of $5.2 million ($3.2 million after tax). Severance and termination benefits of approximately $1.1 million remained accrued on the Consolidated Balance Sheet as of December 31, 2000. Additional restructuring charges of $46.4 million ($32.2 million after tax) were recorded in the first nine months of 2001 as a result of further restructuring actions announced during the period. The restructuring charges consisted of severance and termination benefits of $21.6 million, asset impairment charges of $12.9 million and other exit costs of $11.9 million, consisting of building lease termination expenses of $9.4 million and other miscellaneous charges of $2.5 million. As previously disclosed, the objective of the restructuring is to realign and centralize a number of staff functions and to permanently remove approximately $30.0 million of annualized costs from the Company's cost structure, of which approximately one half is estimated to be realized in 2001. The savings are expected to reduce fixed and variable costs of sales and reduce selling and administrative costs. Additional restructuring-related adjustments may be recorded during the fourth quarter 2001. The Company expects to pay the remaining restructuring costs, with the exception of on-going pension subsidies and certain building lease termination expenses, by the end of the first quarter 2002 using cash from operations.

In connection with the Company's restructuring actions, asset impairment charges of $12.9 million were recognized related to the write-off/write-down of assets associated with the eight Industrial Packaging Segment and five Consumer Packaging Segment plant locations identified for closure. Impaired assets were written down to the lower of carrying amount or fair value, less costs to sell, if applicable. The Company recognized write-

                             SONOCO PRODUCTS COMPANY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                              OPERATIONS CONTINUED


RESTRUCTURING AND ASSET IMPAIRMENT CONTINUED

offs/write-downs of impaired facilities and equipment/other of $2.6 million and $7.9 million, respectively, and write-offs/write-downs related to facilities and equipment/other held for disposal of $1.0 million and $1.4 million, respectively. As of September 30, 2001, the carrying value of assets held for disposal was $0.3. The Company anticipates disposition of these assets by the end of the first quarter 2002. Results of operations and effects of suspending depreciation on assets held for disposition were not material for the nine months ended September 30, 2001.

The Company recorded restructuring charges of $2.5 million ($1.7 million after tax), during the first nine months of 2001 by affiliates accounted for on the equity method of accounting. These costs include the closing of a plant and other miscellaneous restructuring activities. The affiliate restructuring charges are included in "Equity in earnings of affiliates/Minority interest in subsidiaries" in the Company's Consolidated Statements of Operations.

The Company continues to evaluate existing operations for further restructuring opportunities.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's financial position remained strong through the first nine months of 2001. The debt-to-capital ratio increased slightly to 48.6% at September 30, 2001, from 48.5% at December 31, 2000.

Net working capital decreased $75.7 million to $183.0 million at September 30, 2001 from December 31, 2000, driven by an increase in current liabilities. Increases in accrued expenses, primarily due to the restructuring reserve recorded in 2001 and new acquisitions, were partially offset by a decrease in trade accounts payable.

Depreciation and amortization expense for the third quarter and first nine months of 2001 was $39.8 million and $115.9 million, respectively.

The effective income tax rate was 38.1% and 50.9% for the three-month and nine-month periods ended September 30, 2001, respectively. Excluding the impact of one-time additional COLI charges and certain non-deductible foreign restructuring charges, the effective income tax rate would have been 37.5% for the three-month and nine-month periods ended September 30, 2001. This compares to an effective income tax rate of 38.0% for the three-month and nine-month periods ended October 1, 2000.

                             SONOCO PRODUCTS COMPANY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                              OPERATIONS CONTINUED


FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES CONTINUED

Cash generated from operations of $286.6 million was used to partially fund capital expenditures of $74.3 million, pay dividends of $57.0 million and fund acquisitions of $171.6 million. The Company expects internally generated cash flows, along with borrowings available under its commercial paper and other existing credit facilities, to be sufficient to meet operating and normal capital expenditure requirements.

During the fourth quarter 2001, the Company issued debt securities of $250 million pursuant to shelf registrations with the Securities and Exchange Commission. The Notes bear interest at 6.50% per year, payable semi-annually on May 15 and November 15, and will mature on November 15, 2013. The Company used the net proceeds from the sales of the Notes to pay down maturing commercial paper.

                             SONOCO PRODUCTS COMPANY
                          PART I. FINANCIAL INFORMATION

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                Information about the Company's exposure to market risk was disclosed in its 2000 Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 30, 2001. There have been no material quantitative or qualitative changes in market risk exposures since the date of this filing.


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 4.1 - Indenture, dated as of June 15, 1991, between the Company and the Trustee (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (File No. 33-50503)).

                  Exhibit 4.2 - Form of Note relating to the Company's $250,000,000 6.5% Notes due November 15, 2013.

                  Exhibit 10 - Credit Agreement, dated as of July 17, 2001, among the Company, the several lenders from time to time party thereto and Bank of America, N.A., as agent, (incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-69388)).

                  Exhibit 15 - Letter re unaudited interim financial information.

         (b) (i) Form 8-K filed September 12, 2001, relating to Item 5 of that form with respect to other events.

             (ii) Form 8-K filed October 30, 2001, relating to Item 5 of that form with respect to other events.

                            SONOCO PRODUCTS COMPANY


                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                SONOCO PRODUCTS COMPANY
                                              ------------------------------
                                                       (Registrant)



Date:  November 13, 2001                      By:   /s/ F. T. Hill, Jr.
     ----------------------                      ---------------------------
                                                   F. T. Hill, Jr.
                                                   Vice President and
                                                   Chief Financial Officer

                             SONOCO PRODUCTS COMPANY


                                  EXHIBIT INDEX


       Exhibit
       Number     Description
       ------     -----------


        4.1 Indenture, dated as of June 15, 1991, between the Company and the Trustee (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (File No.
                  33-50503)).

        4.2 Form of Note relating to the Company's $250,000,000 6.5% Notes due November 15, 2013.

        10        Credit Agreement, dated as of July 17, 2001, among the
                  Company, the several lenders from time to time party thereto and Bank of America, N.A., as agent, (incorporated by reference to the Company's Registration Statement on Form S-3
                  (File No. 333-69388)).

        15        Letter re unaudited interim financial information.