Form 10-K
period 2001-12-31
SONOCO PRODUCTS CO
filed 2002-03-28
CIK 91767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D. C.
                                      20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                          COMMISSION FILE NUMBER 0-516

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting common stock held by nonaffiliates of the registrant (based on the New York Stock Exchange closing price) on March 3, 2002, was $2,486,491,459. Registrant does not have any non-voting common stock outstanding.

As of March 3, 2002, there were 95,964,277 shares of no par value common stock outstanding.

Documents Incorporated by Reference
         Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2001, are incorporated by reference in Parts I and II; portions of the Proxy Statement for the annual meeting of shareholders to be held on April 17, 2002, are incorporated by reference in Part III.

              SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                           FORWARD-LOOKING STATEMENTS


This Annual Report on Form 10-K includes and incorporates by reference "forward-looking statements" within the meaning of the securities laws. All statements that are not historical facts are "forward-looking statements." The words "estimate," "project," "intend," "expect," "believe," "anticipate" and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding offsetting high raw material costs, adequacy of income tax provisions, refinancing of debt, adequacy of cash flows, effects of acquisitions and dispositions, and financial strategies and the results expected from them.

These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include without limitation: availability and pricing of raw materials; success of new product development and introduction; ability to maintain or increase productivity levels; international, national and local economic and market conditions; ability to maintain market share; pricing pressures and demand for products; continued strength of our paperboard-based engineered carrier and composite can operations; anticipated results of restructuring activities; ability to successfully integrate newly acquired businesses into our operations; currency stability and the rate of growth in foreign markets; actions of government agencies; and loss of consumer confidence and economic disruptions resulting from terrorist activities.

We undertake no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.

                                     PART I

ITEM 1   BUSINESS
         (a) GENERAL DEVELOPMENT OF BUSINESS - The Company is a South Carolina corporation founded in Hartsville, South Carolina in 1899 as the Southern Novelty Company. The name was subsequently changed to Sonoco Products Company (the Company or "Sonoco"). Sonoco is a manufacturer of industrial and consumer packaging products and provider of packaging services, with approximately 300 locations in 32 countries, serving customers in some 85 nations.

                  Acquisitions/dispositions/joint venture - Notes 2 and 3 to the Consolidated Financial Statements on pages 40 and 41 of the 2001 Annual Report to Shareholders (the "2001 Annual Report") is incorporated herein by reference.

         (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS - Note 17 to the Consolidated Financial Statements on page 49 of the 2001 Annual Report is incorporated herein by reference.

         (c)      NARRATIVE DESCRIPTION OF BUSINESS -

                  Industrial Packaging Segment

                  The Industrial Packaging segment, which represented 50% of the Company's sales in 2001, includes the following products: high-performance paper, plastic and composite engineered carriers; paperboard; wood, metal and composite reels for wire and cable packaging; fiber-based construction tubes and forms; custom designed protective packaging; and supply chain management capabilities. Sonoco's engineered carriers (tubes and cores), along with the Company's integrated paper operations is the largest revenue-producing business in the Company. Sonoco is a market leader in engineered

              SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
                  carriers, serving such markets as paper, textiles, film, tape and metals from 115 converting facilities on five continents.

                  Sonoco's paper operations provide the primary raw material for the Company's fiber-based packaging, including engineered carriers, composite cans and protective packaging. This vertical integration strategy is backed by 31 paper mills with 43 machines in 13 countries. In 2001, Sonoco's paper manufacturing capacity was 2 million tons.

                  Sonoco's molded and extruded plastics operations supply customers in the textile, fiber optics, wire and cable, automotive, plumbing, filtration, food services, medical and healthcare markets.

                  The Company is a leading producer of wood, composite and metal reels for the United States wire and cable industry.

                  Historically, Sonoco's protective packaging business has served the white goods industry (washers, dryers, ranges, etc.) with custom designed paper-based corner posts and plastic bases. New developments in this business include packaging that allows the product inside the packaging to be seen from the outside, helping in warehouse identification and observation of any damage before delivery.

                  Consumer Packaging Segment

                  The Consumer Packaging segment, which represented 50% of the Company's sales in 2001, includes the following products and services: round and shaped composite cans, printed flexible packaging, metal and plastic ends and closures, high density film products, specialty packaging and packaging services. Sonoco's composite can business is the Company's second largest revenue-producing business, surpassed only by the engineered carriers/paper operations, with 32 can plants, 8 can/metal end plants, 5 metal end plants, and 3 plastic plants throughout the world. The composite can operation serves such markets as snacks, confectionery, frozen concentrate, adhesives, and automotive.

                  Flexible packaging is one of Sonoco's newer businesses serving such markets as beverage, coffee, confectionery, home and personal care, and snacks. This business continues to grow, with new contracts in the confectionery market, utilizing rotogravure and flexographic printing capabilities.

                  The Company's packaging services business doubled its sales in 2001 over 2000 by expanding existing business and securing new contracts. In late 2000, Sonoco received a five-year contract covering its management of The Gillette Company's packaging supply chain razor and blade packaging center in North America and Europe. Also, in 2001 the Company began managing the Hewlett-Packard Company's Americas Product Completion Center in Chester, VA. This facility packages Hewlett-Packard's inkjet printer products.

                  Sonoco's high density film business is a leading producer of plastic grocery bags in the United States and offers an array of retail, convenience store, fast food and easy-open produce bags. The Company also produces agricultural mulch film used for growth enhancement of high value crops.

                  Sonoco is a market leader in supplying paper coasters and glass covers to the North American hospitality, restaurant and healthcare industries. The Company produces folding cartons from one plant location, primarily serving health, beauty and personal care customers as part of the Company's supply chain management strategy. Sonoco Trident, with operations based in the United Kingdom and the United States, provides a branded artwork and reprographics management service to help customers protect brand integrity in their packaging.

              SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                  Raw Materials -The principal raw materials used by the Company are recovered paper, paperboard, metal, and plastic resins. Recovered paper used in the manufacture of paperboard is purchased either directly from suppliers near manufacturing operations or through the Company's subsidiary, Paper Stock Dealers, Inc. Other raw materials are purchased from a number of outside sources. The Company considers the supply and availability of raw materials to be adequate to meet its needs.

                  Patents, Trademarks, and Related Contracts - Most inventions are made by members of Sonoco's research and engineering staff and have been, and continue to be, important to the Company's growth. Patents have been granted on many of these inventions in the United States and other countries. These patents are being globally managed by a Sonoco intellectual asset management team. Some of these patents have been licensed to other manufacturers including Sonoco's associated companies. A few patents are also licensed-in from outside companies for Sonoco's business unit use. U.S. patents expire after 17 or 20 years depending on issue date. New patents replace many of the abandoned or expired patents. Sonoco also manages the abandonment of patents that no longer present value to its business. Most of Sonoco's products are marketed worldwide under trademarks such as the name SONOCO(R). Subsidiaries and divisions of Sonoco frequently use their own trademarks such as SONOTUBE(R), QUIKMATE(R), HELPMATE(R), SAFE-TOP(R), SEALED SAFE(R), DURO(R) and DUROX(R).

                  Seasonality - None of the Company's segments are seasonal to any significant degree.

                  Dependence on Customers - None of the Company's segments relied upon one single customer or a few customers, the loss of any one or more of which would have a material adverse effect on the segment. In 2001, on an aggregate basis, the five largest customers in the Industrial Packaging segment accounted for approximately 9% of segment sales and the five largest customers in the Consumer Packaging segment accounted for approximately 25% of segment sales. There are many different product lines represented by sales to these customers. In addition, no one customer represents 10% of the consolidated revenue of the Company and the loss of any customer would not have a material adverse effect.

                  Backlog - Most customer orders are manufactured with a lead time of three weeks or less. Therefore, the amount of backlog orders at December 31, 2001 and 2000 were not material. The Company expects all backlog orders at December 31, 2001 to be shipped during 2002.

                  Competition - The Company's products are sold in highly competitive market environments which include paper, textiles, films, food, motor oil, chemicals, pharmaceuticals, packaging, oil, construction, and wire and cables. Within each of these markets, supply and demand are the major factors controlling the market environment. Additionally, and to a lesser degree, these markets are influenced by the overall rate of economic activity. Throughout the year, the Company remained highly competitive within each of the markets served. The Company manufactures and sells many of its products globally. Having operated internationally since 1923, the Company considers its ability to serve its customers worldwide in a timely, consistent and cost-effective manner a competitive advantage. The Company also believes its technological leadership, reputation for quality, and vertical integration have enabled it to coordinate its product development and global expansion with the rapidly changing needs of its major customers, who demand high-quality, state-of-the-art, environmentally compatible packaging. In addition, the Company is focusing on productivity improvements with the objective of being the low-cost producer in value-added niches of the packaging market. The Company has several productivity initiatives underway, aimed at continuing to reduce costs and improve processes using the latest in information technology.

              SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                  Research and Development - Total company-sponsored research and development costs were $14 million in 2001 and 2000 and $12 million in 1999. Customer-sponsored research and development costs were not material for each of these periods. Significant projects in Sonoco's Industrial Packaging segment included efforts designed to enhance performance characteristics of the Company's engineered carriers in the textile, film, and paper packaging areas, as well as projects aimed at productivity enhancements. The Consumer Packaging segment continued to invest in new materials technology and new process technology for a range of packaging options, including composite cans and other forms of shaped packaging.

                  Compliance with Environmental Laws - Note 14 to the Consolidated Financial Statements on pages 47-48 of the 2001 Annual Report is incorporated herein by reference.

                  Number of Employees - As of December 31, 2001, the Company had approximately 17,900 employees.

         (d)      FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS -
                  Note 17 to the Consolidated Financial Statements on page 49 of the 2001 Annual Report and the information about market risk under the caption "Risk Management" on pages 30-31 of the 2001 Annual Report are incorporated herein by reference.

         (e) EXECUTIVE OFFICERS OF THE REGISTRANT - The executive officers of the Company are: Harris E. DeLoach, Jr., Jim C. Bowen, Allan V. Cecil, Cynthia A. Hartley, Ronald E. Holley, Harry J. Moran, Eddie L. Smith, Charles L. Sullivan, Jr., Bernard W. Campbell, Larry O. Gantt, Charles J. Hupfer, Kevin P. Mahoney, Charles F. Paterno, J.C. Rhodes, and M. Jack Sanders. Information about the ages, positions and offices held with Sonoco, terms of office, and business experience for the past five years of each of such executive officers is set forth in the 2001 Annual Report on pages 54 and 55 under the captions "Executive Committee - Officers" and "Officers", and is incorporated herein by reference.

                  Charles L. Sullivan, Jr., Sr. Vice President-Global Consumer Products, was previously Regional Director for Cargill Asia/Pacific in 2000 and President of Cargill's Salt Division from 1995-2000.

ITEM 2 PROPERTIES - The Company's main plant and corporate offices are owned and operated in Hartsville, South Carolina. There are 130 owned and 119 leased facilities used by operations in the Industrial Packaging Segment and 34 owned and 34 leased facilities used by operations in the Consumer Packaging segment. Europe, the largest foreign geographic location, has 41 manufacturing locations.

ITEM 3 LEGAL PROCEEDINGS - Note 14 to the Consolidated Financial Statements on pages 47 - 48 of the 2001 Annual Report is incorporated herein by reference.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

                                     PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - The information relating to market price and cash dividends under Selected Quarterly Financial Data on page 24 of the 2001 Annual Report is incorporated herein by reference. The Company's common stock is traded on the New York Stock Exchange under the stock symbol "SON". At December 31, 2001, there were approximately 43,000 shareholder accounts.

              SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

ITEM 6 SELECTED FINANCIAL DATA - The Selected Eleven-Year Financial Data provided on pages 50 - 51 of the 2001 Annual Report are incorporated herein by reference.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Management's Discussion & Analysis of Operations and Financial Condition on pages 25 - 35 of the 2001 Annual Report is incorporated herein by reference.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - The information set forth under the caption "Risk Management" on pages 30 -31 of Management's Discussion & Analysis of Operations and Financial Condition of the 2001 Annual Report is incorporated herein by reference.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - The following items provided in the 2001 Annual Report are incorporated herein by reference: the Selected Quarterly Financial Data on page 24; the Consolidated Financial Statements and Notes to the Consolidated Financial Statements on pages 36 - 49; and the Report of Independent Accountants on page 52.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - None.

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" as shown on pages 5 - 10 and page 30, respectively, of the Company's definitive Proxy Statement, set forth information with respect to the directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 and are incorporated herein by reference. Information about executive officers of the Company is set forth under Item 1(e) of this Report on Form 10-K.

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

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - The following items contained in the Company's definitive Proxy Statement are incorporated herein by reference: the sections titled "Compensation Committee Interlocks and Insider Participation" on pages 27-28; and "Transactions with Management" on pages 28 - 29.

              SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                                     PART IV


ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements: Consolidated Balance Sheets as of December 31, 2001 and 2000; Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999; Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999; and Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

     2.  Financial Statement Schedules:

         Report of Independent Accountants on Financial Statement Schedule for each of the three years in the period ended December 31, 2001.

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

         10-7 Credit Agreement, dated as of July 17, 2001, among Sonoco Products Company, the several lenders from time to time party thereto and Bank of America, N.A., as agent (incorporated by reference to Registrant's Form S-3, commission file no. 333-69388)

         10-8 Separation Agreement between Registrant and F. Trent Hill, Jr., dated March 12, 2002

         13 2001 Annual Report to Shareholders (portions incorporated by reference)

         21       Subsidiaries of the Registrant

         23       Consent of Independent Accountants

              SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

         99-1 Proxy Statement, filed in conjunction with annual shareholders' meeting scheduled for April 17, 2002 (previously filed)

         99-2 Form 11-K Annual Report - 1991 Sonoco Products Company Key Employee Stock Option Plan

(b) Reports on Form 8-K: Form 8-K filed October 30, 2001, relating to Item 5 of that form with respect to other events.

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


To the Shareholders and Directors of
Sonoco Products Company


Our audits of the consolidated financial statements referred to in our report dated January 31, 2002 appearing in the 2001 Annual Report to Shareholders of Sonoco Products Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



                                        /s/ PricewaterhouseCoopers LLP
                                        ------------------------------
                                        PricewaterhouseCoopers LLP

Charlotte, North Carolina
January 31, 2002

              SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                    FOR THE YEARS ENDED 2001, 2000, AND 1999
                             (DOLLARS IN THOUSANDS)


Column A                            Column B          Column C                Column D             Column E
-----------                       ------------       ----------              ----------           ----------

                                   Balance at        Charged to                                   Balance at
                                  Beginning of        Costs and                                     end of
Description                          Year             Expenses               Deductions              Year
-----------                       ------------       ----------              ----------           ----------
   2001

Allowance for Doubtful
  Accounts                           $ 5,714            $ 7,709               $ 6,129(1)            $ 7,294

LIFO Reserve                         $ 9,447            $ 1,372               $   467(2)            $10,352

Valuation Allowance on
  Deferred Tax Assets                $25,530                                  $ 3,803(3)            $21,727

   2000

Allowance for Doubtful
  Accounts                           $ 6,969            $ 5,604               $ 6,859(1)            $ 5,714

LIFO Reserve                         $ 9,994                                  $   547(2)            $ 9,447

Valuation Allowance on
  Deferred Tax Assets                $27,937                                  $ 2,407(3)            $25,530

   1999

Allowance for Doubtful
  Accounts                           $ 5,420            $ 5,902               $ 4,353(1)            $ 6,969

LIFO Reserve                         $11,078            $ 3,359               $ 4,443(2)            $ 9,994

Valuation Allowance on
  Deferred Tax Assets                $45,174                                  $17,237(3)            $27,937

(1)      Includes amounts written off and translation adjustments.
(2)      Includes adjustments based on pricing and inventory levels.
(3) Includes foreign net operating loss utilization in 2001 and 2000. 1999 includes capital loss reclassifications and foreign net operating loss utilization.

              SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March 2002.


                                  SONOCO PRODUCTS COMPANY



                                   /s/ Harris E. DeLoach, Jr.
                                  --------------------------------------------
                                  Harris E. DeLoach, Jr.
                                  President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 28th day of March 2002.



                                  /s/ C. J. Hupfer
                                  --------------------------------------------
                                  C. J. Hupfer
                                  Vice President, Treasurer, Corporate
                                  Secretary and Chief Financial Officer

              SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

 /s/ C. W. Coker                            Director (Chairman)
------------------------------------
C. W. Coker



 /s/ H. E. DeLoach, Jr.                     President, Chief Executive Officer
------------------------------------        and Director
H. E. DeLoach, Jr.



 /s/ C. J. Bradshaw                         Director
------------------------------------
C. J. Bradshaw



 /s/ R. J. Brown                            Director
------------------------------------
R. J. Brown



 /s/ F. L. H. Coker                         Director
------------------------------------
F. L. H. Coker



 /s/ J. L. Coker                            Director
------------------------------------
J. L. Coker



 /s/ T. C. Coxe, III                        Director
------------------------------------
T. C. Coxe, III



 /s/ A. T. Dickson                          Director
------------------------------------
A. T. Dickson



/s/ C. C. Fort                              Director
------------------------------------
C. C. Fort



 /s/ P. Fulton                              Director
------------------------------------
P. Fulton



 /s/ B. L. M. Kasriel                       Director
------------------------------------
B. L. M. Kasriel



 /s/ E. H. Lawton, III                      Director
------------------------------------
E. H. Lawton, Jr.



 /s/ H. L. McColl, Jr.                      Director
------------------------------------
H. L. McColl, Jr.



 /s/ T. E. Whiddon                          Director
------------------------------------
T. E. Whiddon



 /s/ D. D. Young                            Director
------------------------------------
D. D. Young

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

10-7 Credit Agreement, dated as of July 17, 2001, among Sonoco Products Company, the several lenders from time to time party thereto and Bank of America, N.A., as agent (incorporated by reference to Registrant's Form S-3, commission file no. 333-69388)

10-8 Separation Agreement between Registrant and F. Trent Hill, Jr., dated March 12, 2002

13 2001 Annual Report to Shareholders (portions incorporated by reference)

21          Subsidiaries of the Registrant

23          Consent of Independent Accountants

99-1 Proxy Statement, filed in conjunction with annual shareholders' meeting scheduled for April 18, 2002 (previously filed)

99-2 Form 11-K Annual Report - 1991 Sonoco Products Company Key Employee Stock Option Plan