Form 10-Q
period 2002-03-31
SONOCO PRODUCTS CO
filed 2002-05-09
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC

20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002	Commission File No. 0-516

SONOCO PRODUCTS COMPANY

Incorporated under the laws	I.R.S. Employer Identification

of South Carolina	No. 57-0248420

One North Second Street

Post Office Box 160

Hartsville, South Carolina 29551-0160

Telephone: 843-383-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at May 5, 2002:

Common stock, no par value: 96,388,419

SONOCO PRODUCTS COMPANY

INDEX

PART I FINANCIAL INFORMATION

	Item 1.	Financial Statements:

Condensed Consolidated Balance Sheets – March 31, 2002 (unaudited) and December 31, 2001

Condensed Consolidated Statements of Income — Three Months Ended March 31, 2002 (unaudited) and April 1, 2001 (unaudited)

Condensed Consolidated Statements of Cash Flows — Three Months Ended March 31, 2002 (unaudited) and April 1, 2001 (unaudited)

Notes to Condensed Consolidated Financial Statements

Report of Independent Accountants

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II OTHER INFORMATION

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Part I. Financial Information

      Item 1. Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands)

	March 31,
	2002	December 31,
	(unaudited)	2001*

Assets

Current Assets

Cash and cash equivalents	$37,213	$36,130

Trade accounts receivable, net of allowances	318,138	289,323

Other receivables	29,783	30,828

Inventories:

Finished and in process	113,157	116,879

Materials and supplies	139,833	144,842

Prepaid expenses and other	42,326	47,167

	680,450	665,169

Property, Plant and Equipment, Net	992,092	1,008,944

Cost in Excess of Fair Value of Assets Purchased, Net	348,264	348,846

Other Assets	340,313	329,238

Total Assets	$2,361,119	$2,352,197

Liabilities and Shareholders’ Equity

Current Liabilities

Payable to suppliers	$207,494	$211,452

Accrued expenses and other	187,338	190,770

Notes payable and current portion of long-term debt	44,754	35,849

Taxes on income	22,936	22,199

	462,522	460,270

Long-Term Debt	880,238	885,961

Postretirement Benefits Other than Pensions	27,424	32,231

Deferred Income Taxes and Other	168,932	169,613

Shareholders’ Equity

Common stock, no par value Authorized 300,000 shares 96,218 and 95,713 shares outstanding, of which 95,963 and 95,453 are issued at March 31, 2002 and December 31, 2001, respectively	7,175	7,175

Capital in excess of stated value	310,120	302,345

Accumulated other comprehensive loss	(202,284)	(197,969)

Retained earnings	706,992	692,571

Total Shareholders’ Equity	822,003	804,122

Total Liabilities and Shareholders’ Equity	$2,361,119	$2,352,197

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended

	March 31,	April 1,
	2002	2001

Net sales	$654,236	$632,768

Cost of sales	519,027	495,481

Selling, general and administrative expenses	70,613	68,721

Other expense (see Note 7)	1,439	44,283

Income before interest and taxes	63,157	24,283

Interest expense	13,507	14,226

Interest income	(427)	(475)

Income before income taxes	50,077	10,532

Provision for income taxes	18,007	7,107

Income before equity in earnings of affiliates/ Minority interest in subsidiaries	32,070	3,425

Equity in earnings of affiliates/Minority interest in subsidiaries	1,477	1,235

Net income	$33,547	$4,660

Average common shares outstanding:

Basic	95,946	95,123

Diluted	96,817	95,405

Per common share Net income:

Basic	$0.35	$0.05

Diluted	$0.35	$0.05

Cash dividends	$0.20	$0.20

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended

	March 31,	April 1,
	2002	2001

Cash Flows from Operating Activities:

Net income	$33,547	$4,660

Adjustments to reconcile net income to net cash provided by operating activites:

Restructuring reserve (noncash)	383	10,532

Depreciation, depletion and amortization	38,387	39,066

Equity in earnings of affiliates/Minority interest in subsidiaries	(1,477)	(1,235)

Cash dividends from affiliated companies	1,121	2,250

Loss on disposition of assets	108	996

Deferred taxes	728	3,147

Changes in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments

Receivables	(26,159)	(3,291)

Inventories	7,831	390

Prepaid expenses	4,712	258

Payables and taxes	1,366	2,225

Other assets and liabilities	(21,548)	18,326

Net cash provided by operating activities	38,999	77,324

Cash Flows From Investing Activities:

Purchase of property, plant and equipment	(22,963)	(30,346)

Cost of acquisitions, exclusive of cash	—	(5,355)

Proceeds from the sale of assets	479	4,674

Net cash used by investing activities	(22,484)	(31,027)

Cash Flows From Financing Activities:

Proceeds from issuance of debt	10,880	2,654

Principal repayment of debt	(5,660)	(11,566)

Net decrease in commercial paper borrowings	(2,000)	(23,000)

Net (decrease) increase in bank overdrafts	(6,316)	430

Cash dividends	(19,126)	(18,982)

Common shares issued	6,857	1,715

Net cash used by financing activities	(15,365)	(48,749)

Effects of Exchange Rate Changes on Cash	(67)	121

Net Increase (Decrease) in Cash and Cash Equivalents	1,083	(2,331)

Cash and cash equivalents at beginning of period	36,130	35,219

Cash and cash equivalents at end of period	$37,213	$32,888

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 1:       Basis of Interim Presentation

In the opinion of the management of Sonoco Products Company (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for the interim periods reported hereon. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report for the fiscal year ended December 31, 2001.

Certain prior year amounts in the Condensed Consolidated Balance Sheet at December 31, 2001 have been reclassified to conform with the current year presentation.

Note 2:       Dividend Declarations

On February 6, 2002, the Board of Directors declared a regular quarterly dividend of $0.20 per share. This dividend was paid March 8, 2002, to shareholders of record as of February 22, 2002.

On April 17, 2002, the Board of Directors increased the regular quarterly dividend to $0.21 per share, payable June 10, 2002 to all shareholders of record May 17, 2002.

Note 3:       Acquisitions/Dispositions

There were no acquisitions or dispositions during the first quarter of 2002. See Note 4, Subsequent Event.

Note 4:       Subsequent Event

During the second quarter of 2002, the Company’s subsidiary, Paper Stock Dealers, Inc., completed the all-cash purchase of certain Republic Fiber Company operations from Republic Paperboard Company, LLC. The purchase price was approximately $870 and includes paper recycling operations in Kansas City, Missouri and Topeka, Kansas, and a recovered paper trucking operation in Manhattan, Kansas. The acquisition is part of the Industrial Packaging segment.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollars in thousands except per share data)
(unaudited)

Note 5:       Comprehensive Income

The following table reconciles net income to comprehensive income:

	Three Months Ended

	March 31,	April 1,
	2002	2001

Net income	$33,547	$4,660

Other comprehensive income (loss):

Foreign currency translation adjustments	(4,975)	8,141

Other, after tax	660	—

Comprehensive income	$29,232	$12,801

The following table summarizes the components of the current period change in the accumulated other comprehensive loss balance:

	Foreign	Minimum		Accumulated
	Currency	Pension		Other
	Translation	Liability		Comprehensive
	Adjustments	Adjustment	Other	Loss

Balance at December 31, 2001	$(177,642)	$(19,502)	$(825)	$(197,969)

Year to date change	(4,975)	—	660	(4,315)

Balance at March 31, 2002	$(182,617)	$(19,502)	$(165)	$(202,284)

The cumulative tax benefit of the Minimum Pension Liability Adjustment and Other items was $9,168 and $97, respectively, as of March 31, 2002.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollars in thousands except per share data)
(unaudited)

Note 6:       Financial Segment Information

Sonoco reports its results in two primary segments, Industrial Packaging and Consumer Packaging. The Industrial Packaging segment includes the following products: high performance paper, plastic and composite engineered carriers; paperboard; wood, metal and composite reels for wire and cable packaging; fiber-based construction tubes and forms; custom designed protective packaging; and supply chain management capabilities. The Consumer Packaging segment includes the following products and services: round and shaped composite cans, printed flexible packaging, metal and plastic ends and closures, high density film products, specialty packaging and packaging services.

FINANCIAL SEGMENT INFORMATION (Unaudited)

	Three Months Ended

	March 31, 2002	April 1, 2001

Net Sales

Industrial Packaging	$325,697	$331,848

Consumer Packaging	328,539	300,920

Consolidated	$654,236	$632,768

Operating Profit*

Industrial Packaging	$36,993	$44,979

Consumer Packaging	27,603	26,536

Restructuring charges	(1,439)	(44,283)

Goodwill amortization	—	(2,949)

Interest, net	(13,080)	(13,751)

Consolidated	$50,077	$10,532

*	For comparative purposes, 2001 operating profit for the Industrial and Consumer Packaging segments has been restated to exclude goodwill amortization.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollars in thousands except per share data)
(unaudited)

Note 7:       Restructuring and Asset Impairment Charges

During the first quarter of 2002, the Company recognized restructuring charges of $1,439 ($923 after tax) related to the closing of a plant location in the Industrial Packaging segment. These restructuring charges consisted of severance and termination benefits of $959, asset impairment charges of $383 and other exit costs of $97. Additionally, during 2001, the Company recognized restructuring charges of $53,551 ($36,616 after tax) as a result of restructuring actions announced during the year. Of this amount, charges of $44,283 ($30,843 after tax) were recognized during the first quarter of 2001. At December 31, 2001, $14,978 remained accrued on the Condensed Consolidated Balance Sheet. Restructuring charges were determined in accordance with the provisions of SEC Staff Accounting Bulletin No. 100 “Restructuring and Impairment Charges” and Emerging Issues Task Force No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The 2002 and 2001 restructuring plans include a global reduction of 380 salaried positions (241 in the United States) and 692 hourly positions (506 in the United States), including the closure of 14 plant locations. As of March 31, 2002, 12 plant locations have been closed, and approximately 868 employees have been terminated (328 salaried and 540 hourly).

The following table sets forth the activity in the restructuring accrual included in “Accrued expenses and other” on the Condensed Consolidated Balance Sheets. Restructuring charges are included in “Other expense” in the Condensed Consolidated Statements of Income.

	Severance and
	Termination	Asset	Other
	Benefits	Impairment	Exit Costs	Total

Beginning liability 12/31/2001	$8,754		$6,224	$14,978

New charges	959	$383	97	1,439

Cash payments	(2,487)	—	(524)	(3,011)

Asset impairment	—	(383)	—	(383)

Ending liability 3/31/2002	$7,226	$—	$5,797	$13,023

The Company expects to pay the remaining restructuring costs, with the exception of on-going pension subsidies and certain building lease termination expenses, by the end of 2002 using cash generated from operations.

During the first quarter of 2002, the Company recognized write-offs of impaired equipment of $383, attributed to the closing of one plant location.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollars in thousands except per share data)
(unaudited)

Note 8:       Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	March 31,	April 1,
	2002	2001

Numerator:

Net income	$33,547	$4,660

Denominator:

Average common shares outstanding	95,946	95,123

Dilutive effect of:

Employee stock options	766	282

Contingent shares	105	—

Diluted outstanding shares	96,817	95,405

Reported net income per common share:

Basic	$0.35	$0.05

Diluted	$0.35	$0.05

Stock options to purchase approximately 3,416 and 5,712 shares for the first quarter of 2002 and 2001, respectively, were not dilutive and therefore not included in the computations of diluted income per common share amounts. No adjustments were made to reported net income in the computations of earnings per share.

Note 9:       Goodwill and Intangible Assets

During the first quarter of 2002, the Company adopted Financial Accounting Standard No. 142 ‘Goodwill and Other Intangible Assets’ (FAS 142). Under FAS 142, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead tested for impairment at least annually. In connection with the adoption of FAS 142, the Company reclassified goodwill to intangible assets of $10,867 as of December 31, 2001. In addition, the Company expects that it will no longer record approximately $11,000 annually of amortization relating to its existing goodwill. FAS 142 requires a two step impairment test for goodwill. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a Company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (also measured as of the beginning of the fiscal year in year of transition), if any, and must be completed by the end of the Company’s fiscal year. Based on the analysis performed to date, the Company does not expect further adjustments related to the adoption of this standard. The Company expects to complete the analysis during the second quarter of 2002.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollars in thousands except per share data)
(unaudited)

Note 9:       Goodwill and Intangible Assets, continued

The following table sets forth a reconciliation of net income and earnings per share information for the three months ended March 31, 2002, and April 1, 2001, adjusted for the non-amortization provisions of FAS 142:

	March 31,	April 1,
	2002	2001

Reported earnings	$33,547	$4,660

Add: Goodwill amortization, after tax	—	1,837

Adjusted net earnings	$33,547	$6,497

Reported basic earnings per share	$0.35	$0.05

Adjusted basic earnings per share	$0.35	$0.07

Reported diluted earnings per share	$0.35	$0.05

Adjusted earnings per share	$0.35	$0.07

Note 10:     New Accounting Pronouncements

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, ‘Accounting for Asset Retirement Obligations’ (FAS 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 is required to be adopted for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of FAS 143 to have a material effect on its financial statements.

Also in August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, ‘Accounting for the Impairment or Disposal of Long-Lived Assets’ (FAS 144), which supersedes FASB Statement No. 121, ‘Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of’. This new statement also supercedes certain aspects of APB 30, ‘Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions’, with regard to reporting the effects of a disposal of a segment of a business. FAS 144 will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of FAS 144 did not have a material effect on the financial statements.

Report of Independent Accountants

To the Shareholders and Directors of Sonoco Products Company

We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of March 31, 2002, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2002, and April 1, 2001. These financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/PricewaterhouseCoopers LLP PricewaterhouseCoopers LLP

Charlotte, North Carolina
April 17, 2002

SONOCO PRODUCTS COMPANY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, that are not historical in nature, are intended to be, and are hereby identified as “forward looking statements” for purposes of the safe harbor provided by section 21E of the Securities Exchange Act of 1934, as amended. The words “estimate”, “project”, “intend”, “expect”, “believe”, “anticipate”, and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding offsetting high raw material costs, adequacy of income tax provisions, refinancing of debt, adequacy of cash flows, effects of acquisitions and dispositions, and financial strategies and the results expected from them. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. Such risks and uncertainties include, without limitation: availability and pricing of raw materials; success of new product development and introduction; ability to maintain or increase productivity levels; international, national and local economic and market conditions; ability to maintain market share; pricing pressures and demand for products; continued strength of our paperboard-based engineered carrier and composite can operations; anticipated results of restructuring activities; ability to successfully integrate newly acquired businesses into the Company’s operations; currency stability and the rate of growth in foreign markets; actions of government agencies; and loss of consumer confidence and economic disruptions resulting from terrorist activities.

First Quarter 2002 Compared with First Quarter 2001

Results of Operations

Consolidated net sales for the first quarter of 2002 were $654.2 million, versus $632.8 million in the first quarter of 2001. The higher sales, compared with the same period in 2001, were due primarily to increased volume of $22.8 million, driven mainly by the effect of 2001 acquisitions, and higher packaging services revenue, offset partially by lower average selling prices. Overall, volumes were up approximately four percent; however, excluding the impact of 2001 acquisitions, volumes were five percent below last year’s first quarter.

Net income for the first quarter of 2002 was $33.5 million, versus $4.7 million in the first quarter of 2001. Excluding restructuring charges and the effect of not amortizing goodwill, net income for the first quarter 2002 was $34.4 million, versus $37.3 million in the first quarter of 2001. First quarter 2002 results declined primarily due to general economic weakness particularly in the Industrial Packaging segment. Strong performance from acquisitions and in some consumer businesses helped mitigate lower volume in other operations. The gross margin as a percentage of sales declined from 21.7 percent in the first quarter of 2001 to 20.7 percent in the first quarter of 2002. The decline is primarily attributable to the Industrial Packaging segment and is largely the result of pricing pressures

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations
continued

First Quarter 2002 Compared with First Quarter 2001, continued

Results of Operations, continued

in engineered carriers operations, both in the United States and Europe. Margins were also impacted by higher pension and post-retirement cost resulting from lower investment earnings on plan assets. Higher pension and post-retirement expense lowered earnings approximately $5.0 million pretax this quarter, and the full year impact is expected to be approximately $20.0 million when compared to 2001. The favorable impact from productivity initiatives of $9.5 million, lower material prices of $8.1 million, and lower fixed costs of $7.6 million, helped offset some of the impact of lower volume, pricing and higher benefit costs.

The Company reported earnings per diluted share of $0.35 and $0.05 in the first quarter of 2002 and 2001, respectively. Excluding restructuring charges and the effect of not amortizing goodwill, earnings per diluted share were $0.36 and $0.39 in the first quarters of 2002 and 2001, respectively.

The following table is a reconciliation of comparative net income to net income as reported:

	Three Months Ended

	March 31,	April 1,
	2002	2001

($ in millions except per share data)

Comparative net income	$34.4	$37.3

Add (subtract) adjustments:

Restructuring charges	(1.4)	(44.3)

Goodwill amortization	—	(2.9)

Total pre-tax adjustments	(1.4)	(47.2)

Tax impact of adjustments	.4	14.6

Affiliate restructuring, after tax	.1	—

Net income as reported	$33.5	$4.7

Reported net income per common share:

Basic	$0.35	$0.05

Diluted	$0.35	$0.05

Comparative net income per common share:

Basic	$0.36	$0.39

Diluted	$0.36	$0.39

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations
continued

First Quarter 2002 Compared with First Quarter 2001, continued

Consumer Packaging Segment

The Consumer Packaging segment includes the following products and services: round and shaped composite cans, printed flexible packaging, metal and plastic ends and closures, high density film products, specialty packaging and packaging services.

First quarter 2002 sales were $328.5 million, compared with $300.9 million in the same quarter of 2001. Operating profit in the first quarter of 2002 for this segment, excluding restructuring charges and the effect of not amortizing goodwill, was $27.6 million, versus $26.5 million in the first quarter of 2001.

The increase in first quarter 2002 sales was due primarily to higher packaging services revenue, additional revenue related to the easy-open steel closures business acquired from Phoenix Packaging in 2001 and new flexible packaging business. Partially offsetting the higher sales from these businesses were lower selling prices and volume in the Company’s high density film business. Overall, volumes in the Consumer Packaging segment were up approximately three percent; however, excluding the impact of acquisitions, volumes were approximately five percent below last year’s first quarter. Without acquisitions, total sales dollars in the Consumer Packaging segment would have been up modestly from last year.

Profits increased primarily due to good performance from acquisitions and increased earnings from new packaging services and flexible packaging contracts. In addition, productivity improvements added approximately $3.4 million to Consumer Packaging segment profits. Lower fixed costs resulting from restructuring actions offset higher pension and post-retirement expense in this segment.

Industrial Packaging Segment

The Industrial Packaging segment includes the following products: high performance paper, plastic and composite engineered carriers; paperboard; wood, metal and composite reels for wire and cable packaging; fiber-based construction tubes and forms; custom designed protective packaging; and supply chain management capabilities.

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations
continued

First Quarter 2002 Compared with First Quarter 2001, continued

Industrial Packaging Segment, continued

First quarter 2002 sales for the Industrial Packaging segment were $325.7 million, versus $331.8 million in the same period last year. Operating profit in the first quarter of 2002 for the segment, excluding restructuring charges and the effect of not amortizing goodwill, was $37.0 million, versus $45.0 million in the first quarter of 2001.

First quarter sales and operating profits declined from last year’s first quarter due primarily to lower volumes and weaker selling prices in the engineered carriers and paper operations, reflecting the continued weak general economy. Additionally, lower volumes in the Company’s cable and wire reels business contributed to the decline in sales and profits. Overall, volumes in the Industrial Packaging segment were up approximately four percent; however, excluding the impact of 2001 acquisitions, volumes were approximately five percent lower than last year’s first quarter.

Operating profits in the Industrial Packaging segment were impacted by lower volume and pricing, principally in the engineered carrier business. Lower raw material costs helped mitigate some of the lower pricing; however, the overall relationship of selling prices to material cost was unfavorable, as compared to last year’s first quarter. Higher pension and post-retirement costs were more than offset by higher productivity improvements of $6.1 million and lower fixed costs resulting from restructuring actions.

During the first quarter of 2002, the segment recorded restructuring charges of $1.4 million attributed to the closing of one plant location in the United States. Asset impairment charges of $0.4 million, included in the restructuring charge, resulted from equipment write-offs associated with the plant closure.

Corporate

General corporate expenses have been allocated as operating costs to each of the segments. Net interest expense declined $0.7 million quarter-over-quarter due to a decline in average interest rates. Total debt increased year-over-year by $99.2 million as a result of the acquisitions made in 2001.

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations
continued

First Quarter 2002 Compared with First Quarter 2001, continued

Goodwill and Intangible Assets

During the first quarter of 2002, the Company adopted Financial Accounting Standard No. 142 ‘Goodwill and Other Intangible Assets’ (FAS 142). Under FAS 142, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead tested for impairment at least annually. In connection with the adoption of FAS 142, the Company reclassified goodwill to intangible assets of $10.9 million as of December 31, 2001. In addition, the Company expects that it will no longer record approximately $11.0 million annually of amortization relating to its existing goodwill. FAS 142 requires a two-step impairment test for goodwill. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a Company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (also measured as of the beginning of the fiscal year in year of transition), if any, and must be completed by the end of the Company’s fiscal year. Based on the analysis performed to date, the Company does not expect further adjustments related to the adoption of this standard. The Company expects to complete the analysis during the second quarter of 2002.

New Accounting Pronouncements

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, ‘Accounting for Asset Retirement Obligations’ (FAS 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 is required to be adopted for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of FAS 143 to have a material effect on its financial statements.

Also in August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, ‘Accounting for the Impairment or Disposal of Long-Lived Assets’ (FAS 144), which supersedes FASB Statement No. 121, ‘Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.’ This new statement also supercedes certain aspects of APB 30, ‘Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions,’ with regard to reporting the effects of a disposal of a segment of a business. FAS 144 will require expected future operating

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations
continued

First Quarter 2002 Compared with First Quarter 2001, continued

New Accounting Pronouncements, continued,

losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of FAS 144 did not have a material effect on the financial statements.

Restructuring and Asset Impairment

During the first quarter of 2002, the Company recognized restructuring charges of $1.4 million ($0.9 million after tax) related to the closing of a plant location in the Industrial Packaging segment. These restructuring charges consisted of severance and termination benefits of $0.9 million, asset impairment charges of $0.4 million and other exit costs of $0.1 million. Additionally, during 2001, the Company recognized restructuring charges of $53.6 million ($36.6 million after tax) as a result of restructuring actions announced during the year. The objective of the restructuring is to realign and centralize a number of staff functions and to permanently remove approximately $48.0 million of annualized costs from the Company’s cost structure. With the exception of on-going pension subsidies and certain building lease termination expenses, costs associated with the restructuring actions are expected to be paid by the end of the fourth quarter 2002 using cash generated by operations. The Company anticipates recording additional restructuring charges during the second quarter of 2002.

Financial Position, Liquidity and Capital Resources

The Company’s financial position remained strong during the first quarter of 2002. The debt-to-capital ratio decreased slightly to 48.9 percent at March 31, 2002, from 49.3 percent at December 31, 2001. Net working capital increased $13.0 million to $217.9 million during the first quarter of 2002 driven mainly by an increase in trade accounts receivable. The increase in accounts receivable is partially attributed to higher sales related to the 2001 acquisitions.

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations
continued

First Quarter 2002 Compared with First Quarter 2001, continued

Financial Position, Liquidity and Capital Resources, continued

The effective tax rate for the first quarter of 2002 was 36.0 percent, compared with 67.5 percent for the same period in 2001. Excluding the impact of certain non-deductible foreign restructuring charges in 2001, the effective tax rate would have been 37.5 percent. The drop in the effective tax rate, from 37.5 percent in the first quarter of 2001 to 36.0 percent in the first quarter of 2002, is partially due to non-deductible goodwill amortization no longer being reported as an expense under FAS 142. In addition, the Company’s 401(k) plan participants are now given the right to elect to receive cash dividends on Company stock in the plan which results in the deductibility of the related dividends paid by the Company.

Cash generated from operations of $39.0 million (after funding benefit plans of $27.0 million) was used to partially fund capital expenditures of $23.0 million and to pay dividends of $19.1 million. The Company expects internally generated cash flows to be sufficient to meet operating and normal capital expenditure requirements both on a short-term and long-term basis.

SONOCO PRODUCTS COMPANY

PART I. FINANCIAL INFORMATION

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Information about the Company’s exposure to market risk was disclosed in its 2001 Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 28, 2002. There have been no material quantitative or qualitative changes in market risk exposures since the date of that filing.

PART II. OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on April 17, 2002. The following matters, as described more fully in the Company’s Proxy Statement, were approved by the shareholders at this meeting:

(1)	The following directors were elected:

		VOTES

	Term	For	Withheld

C. J. Bradshaw	3-year	81,561,809	2,881,990

R. J. Brown	3-year	81,294,427	3,149,372

J. L. Coker	3-year	81,120,396	3,323,403

P. Fulton	3-year	68,345,239	16,098,560

H. L. McColl, Jr.	3-year	82,077,805	2,365,994

C. C. Fort	2-year	81,805,166	2,638,633

E. H. Lawton, III	1-year	81,273,479	3,170,320

(2)	PricewaterhouseCoopers LLP was approved as the independent accountants of the corporation for the fiscal year ending December 31, 2002. The shareholders voted 80,823,928 for and 3,099,867 against this appointment, with 520,004 votes abstaining.

There were 11,186,996 non-votes for each matter voted upon.

SONOCO PRODUCTS COMPANY

PART II. OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K

(a)	Exhibit 15 – Letter re unaudited interim financial information.

(b)	No Current Reports on Form 8-K were filed by the Company during the first quarter of 2002.

SONOCO PRODUCTS COMPANY

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY (Registrant)

Date: May 9, 2002	By: /s/ C. J. Hupfer C. J. Hupfer Vice President, Treasurer, Corporate Secretary and Chief Financial Officer

SONOCO PRODUCTS COMPANY

EXHIBIT INDEX

Exhibit
Number	Description

15	Letter re unaudited interim financial information.