Form 10-Q
period 2002-06-30
SONOCO PRODUCTS CO
filed 2002-08-13
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC

20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002	Commission File No. 0-516

SONOCO PRODUCTS COMPANY

Incorporated under the laws of South Carolina	I.R.S. Employer Identification No. 57-0248420

One North Second Street

Post Office Box 160

Hartsville, South Carolina 29551-0160

Telephone: 843-383-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒    No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at August 4, 2002:

Common stock, no par value: 96,491,533

SONOCO PRODUCTS COMPANY

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets – June 30, 2002 (unaudited) and December 31, 2001
Condensed Consolidated Statements of Income — Three Months and Six Months Ended June 30, 2002 (unaudited) and July 1, 2001 (unaudited)
Condensed Consolidated Statements of Cash Flows — Six Months Ended June 30, 2002 (unaudited) and July 1, 2001 (unaudited)
Notes to Condensed Consolidated Financial Statements
Report of Independent Accountants
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE

Part I. Financial Information
     Item 1. Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands)

	June 30,
	2002	December 31,
	(unaudited)	2001*

Assets
Current Assets
Cash and cash equivalents	$40,326	$36,130
Trade accounts receivable, net of allowances	337,349	289,323
Other receivables	33,143	30,828
Inventories:
Finished and in process	113,172	116,879
Materials and supplies	139,074	144,842
Prepaid expenses and other	49,624	47,167

	712,688	665,169
Property, Plant and Equipment, Net	984,648	1,008,944
Cost in Excess of Fair Value of Assets Purchased, Net	352,796	348,846
Other Assets	345,048	329,238

Total Assets	$2,395,180	$2,352,197

Liabilities and Shareholders’ Equity
Current Liabilities
Payable to suppliers	$235,026	$211,452
Accrued expenses and other	192,013	190,770
Notes payable and current portion of long-term debt	42,662	35,849
Taxes on income	12,446	22,199

	482,147	460,270
Long-Term Debt	847,255	885,961
Postretirement Benefits Other than Pensions	30,511	32,231
Deferred Income Taxes and Other	169,937	169,613
Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 96,486 and 95,713 shares outstanding, of which 96,229 and 95,453 are issued at June 30, 2002 and December 31, 2001, respectively	7,175	7,175
Capital in excess of stated value	320,880	302,345
Accumulated other comprehensive loss	(187,244)	(197,969)
Retained earnings	724,519	692,571

Total Shareholders’ Equity	865,330	804,122

Total Liabilities and Shareholders’ Equity	$2,395,180	$2,352,197

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

Net sales	$712,354	$647,659	$1,366,590	$1,280,427
Cost of sales	567,064	511,302	1,086,091	1,006,783
Selling, general and administrative expenses	74,842	66,985	145,455	135,706
Other expense (see Note 5)	1,715	8,045	3,154	52,328

Income before interest and taxes	68,733	61,327	131,890	85,610
Interest expense	13,154	12,596	26,661	26,822
Interest income	(258)	(964)	(685)	(1,439)

Income before income taxes	55,837	49,695	105,914	60,227
Provision for income taxes	20,090	32,171	38,097	39,278

Income before equity in earnings of affiliates/Minority interest in subsidiaries	35,747	17,524	67,817	20,949
Equity in earnings of affiliates/Minority interest in subsidiaries	1,980	(580)	3,457	655

Net income	$37,727	$16,944	$71,274	$21,604

Average common shares outstanding:
Basic	96,409	95,266	96,179	95,194

Diluted	97,775	95,716	97,298	95,560

Per common share
Net income:
Basic	$.39	$.18	$.74	$.23

Diluted	$.39	$.18	$.73	$.23

Cash dividends	$.21	$.20	$.41	$.40

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended

	June 30,	July 1,
	2002	2001

Cash Flows from Operating Activities:
Net income	$71,274	$21,604
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring reserve (noncash)	1,018	12,904
Depreciation, depletion and amortization	79,004	76,080
Equity in earnings of affiliates/Minority interest in subsidiaries	(3,457)	(656)
Cash dividends from affiliated companies	2,031	5,101
Loss on disposition of assets	653	1,280
Deferred taxes	3,009	3,106
Changes in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments
Receivables	(46,934)	10,051
Inventories	11,236	10,645
Prepaid expenses	(3,001)	(2,688)
Payables and taxes	17,325	14,814
Other assets and liabilities	(16,898)	6,436

Net cash provided by operating activities	115,260	158,677

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(51,913)	(54,014)
Cost of acquisitions, exclusive of cash	—	(9,726)
Proceeds from the sale of assets	1,136	4,742
Investments in joint ventures/affiliates	—	(1,100)

Net cash used by investing activities	(50,777)	(60,098)

Cash Flows From Financing Activities:
Proceeds from issuance of debt	25,138	8,774
Principal repayment of debt	(11,244)	(13,582)
Net decrease in commercial paper borrowings	(46,500)	(60,000)
Net (decrease) increase in bank overdrafts	(5,359)	358
Cash dividends	(39,326)	(37,978)
Shares acquired	—	(2,041)
Common shares issued	16,691	7,341

Net cash used by financing activities	(60,600)	(97,128)

Effects of Exchange Rate Changes on Cash	313	(510)

Net Increase in Cash and Cash Equivalents	4,196	941
Cash and cash equivalents at beginning of period	36,130	35,219

Cash and cash equivalents at end of period	$40,326	$36,160

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 1:	Basis of Interim Presentation

In the opinion of the management of Sonoco Products Company (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for the interim periods reported hereon. Operating results for the three and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report for the fiscal year ended December 31, 2001.

Certain prior year amounts in the Condensed Consolidated Balance Sheet at December 31, 2001 have been reclassified to conform with the current year presentation.

Note 2:	Dividend Declarations

On April 17, 2002, the Board of Directors increased the regular quarterly dividend to $0.21 per share. This dividend was paid June 10, 2002, to shareholders of record as of May 17, 2002.

On July 17, 2002, the Board of Directors declared a regular quarterly dividend of $0.21 per share, payable September 10, 2002 to all shareholders of record August 16, 2002.

Note 3:	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

Numerator:
Net income	$37,727	$16,944	$71,274	$21,604

Denominator:
Average common shares outstanding	96,409	95,266	96,179	95,194
Dilutive effect of:
Employee stock options	931	450	849	366
Contingent employee share awards	435	—	270	—

Diluted outstanding shares	97,775	95,716	97,298	95,560

Reported net income per common share:
Basic	$0.39	$0.18	$0.74	$0.23
Diluted	$0.39	$0.18	$0.73	$0.23

Stock options to purchase approximately 2,212 and 5,593 shares for the first six months of 2002 and 2001, respectively, were not dilutive and therefore not included in the computations of diluted income per common share amounts. No adjustments were made to reported net income in the computations of earnings per share.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollars in thousands except per share data)
(unaudited)

Note 4:	Comprehensive Income

The following table reconciles net income to comprehensive income:

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

Net income	$37,727	$16,944	$71,274	$21,604
Other comprehensive income (loss):
Foreign currency translation adjustments	14,535	(23,499)	9,560	(15,358)
Other adjustments, net of tax	505	—	1,165	—

Comprehensive income (loss)	$52,767	$(6,555)	$81,999	$6,246

The following table summarizes the components of the current period change in the accumulated other comprehensive loss balance:

	Foreign	Minimum		Accumulated
	Currency	Pension		Other
	Translation	Liability		Comprehensive
	Adjustments	Adjustment	Other	Loss

Balance at January 1, 2002	$(177,642)	$(19,502)	$(825)	$(197,969)
Year to date change	9,560	—	1,165	10,725

Balance at June 30, 2002	$(168,082)	$(19,502)	$340	$(187,244)

The cumulative tax benefit of the Minimum Pension Liability Adjustment and Other items was $9,168 and $205, respectively, as of June 30, 2002.

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

FINANCIAL SEGMENT INFORMATION (Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

Net Sales
Industrial Packaging	$362,802	$325,463	$688,499	$657,311
Consumer Packaging	349,552	322,196	678,091	623,116

Consolidated	$712,354	$647,659	$1,366,590	$1,280,427

Operating Profit*
Industrial Packaging	$41,775	$42,062	$78,768	$87,153
Consumer Packaging	28,673	30,329	56,276	56,799
Restructuring charges	(1,715)	(2,041)	(3,154)	(46,324)
Corporate-owned life insurance	—	(6,004)	—	(6,004)
Goodwill amortization	—	(3,019)	—	(6,014)
Interest, net	(12,896)	(11,632)	(25,976)	(25,383)

Consolidated	$55,837	$49,695	$105,914	$60,227

*	For comparative purposes, 2001 operating profit for the Industrial and Consumer Packaging segments has been restated to exclude goodwill amortization.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollars in thousands except per share data)
(unaudited)

Note 6:	Restructuring and Asset Impairment Charges

During the first six months of 2002, the Company recognized restructuring charges of $3,154 ($2,019 after tax) related to the closing of a plant location in each of the Industrial and Consumer Packaging segments. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $2,025, asset impairment charges of $1,018 and other exit costs of $111. Additionally, during 2001, the Company recognized restructuring charges of $53,551 ($36,616 after tax) as a result of restructuring actions announced during the year. Of this amount, charges of $46,324 ($32,119 after tax) were recognized during the first six months of 2001. At December 31, 2001, $14,978 remained accrued on the Condensed Consolidated Balance Sheet. Restructuring charges were determined in accordance with the provisions of SEC Staff Accounting Bulletin No. 100 “Restructuring and Impairment Charges” and Emerging Issues Task Force No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The 2002 and 2001 restructuring plans include a global reduction of 356 salaried positions (217 in the United States) and 779 hourly positions (593 in the United States), including the closure of 14 plant locations. As of June 30, 2002, 14 plant locations have been closed, and approximately 1,012 employees have been terminated (347 salaried and 665 hourly)

The following table sets forth the activity in the restructuring accrual included in “Accrued expenses and other” on the Condensed Consolidated Balance Sheets. Restructuring charges are included in “Other expense” in the Condensed Consolidated Statements of Income.

	Severance and
	Termination	Asset	Other
	Benefits	Impairment	Exit Costs	Total

Beginning liability December 31, 2001	$8,754	—	$6,224	$14,978
New charges	2,401	$383	97	2,881
Cash payments	(3,675)	—	(1,144)	(4,819)
Asset impairment	—	(1,018)	—	(1,018)
Adjustments	(376)	635	14	273

Ending liability June 30, 2002	$7,104	$—	$5,191	$12,295

The Company expects to pay the remaining restructuring costs, with the exception of on-going pension subsidies and certain building lease termination expenses, by the end of 2002 using cash generated from operations.

During the first six months of 2002, the Company recognized write-offs of impaired equipment of $383 and $635, attributed to the closing of a plant location in each of the Industrial and Consumer Packaging segments, respectively.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollars in thousands except per share data)
(unaudited)

Note 7:	Cost in Excess of Fair Value of Assets Purchased and Intangible Assets

During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ‘Goodwill and Other Intangible Assets’ (FAS 142). Under FAS 142, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead tested for impairment at least annually. In connection with the adoption of FAS 142, the Company reclassified cost in excess of fair value of assets purchased (goodwill) to intangible assets of $10,867 as of December 31, 2001. In addition, the Company expects that it will no longer record approximately $11,000 annually of amortization expense relating to its existing goodwill. FAS 142 requires a two step impairment test for goodwill. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a Company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (also measured as of the beginning of the fiscal year in year of transition), if any, and must be completed by the end of the Company’s fiscal year. The Company completed its transitional goodwill impairment testing required by FAS 142 during the second quarter of 2002 and no further adjustments to its goodwill balance were necessary.

The following table sets forth a reconciliation of net income and earnings per share information for the three and six months ended June 30, 2002, and July 1, 2001, adjusted for the non-amortization provisions of FAS 142:

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

Reported earnings	$37,727	$16,944	$71,274	$21,604
Add: Goodwill amortization, after tax	—	1,887	—	3,759

Adjusted net earnings	$37,727	$18,831	$71,274	$25,363

Reported basic earnings per share	$0.39	$0.18	$0.74	$0.23
Adjusted basic earnings per share	$0.39	$0.20	$0.74	$0.27
Reported diluted earnings per share	$0.39	$0.18	$0.73	$0.23
Adjusted diluted earnings per share	$0.39	$0.20	$0.73	$0.27

The changes in the carrying amount of goodwill for the six months ended June 30, 2002, are as follows:

	Industrial	Consumer
	Packaging	Packaging
	Segment	Segment	Total

Balance as of January 1, 2002	$200,695	$148,151	$348,846
Goodwill purchase price adjustment	866	—	866
Foreign currency translation	1,174	1,910	3,084

Balance as of June 30, 2002	$202,735	$150,061	$352,796

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollars in thousands except per share data)
(unaudited)

Note 8:	New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, ‘Accounting for Asset Retirement Obligations’ (FAS 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 is required to be adopted for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of FAS 143 to have a material effect on its financial statements.

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, ‘Accounting for the Impairment or Disposal of Long-Lived Assets’ (FAS 144), which supersedes FASB Statement No. 121, ‘Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of’. This new statement also supercedes certain aspects of APB 30, ‘Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions’, with regard to reporting the effects of a disposal of a segment of a business. FAS 144 requires expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as previously required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of FAS 144 did not have a material effect on the financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, ‘Accounting for Costs Associated with Exit or Disposal Activities’ (FAS 146), which nullifies Emerging Issues Task Force Issue No. 94-3 (Issue 94-3), ‘Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).’ FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of FAS 146 to have a material effect on its financial statements.

Report of Independent Accountants

To the Shareholders and Directors of Sonoco Products Company

We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of June 30, 2002, and the related condensed consolidated statements of income for each of the three-month and six-month periods ended June 30, 2002 and July 1, 2001, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2002 and July 1, 2001. These financial statements are the responsibility of the Company’s management.

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

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Charlotte, North Carolina August 8, 2002

SONOCO PRODUCTS COMPANY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature, are intended to be, and are hereby identified as “forward looking statements” for purposes of the safe harbor provided by section 21E of the Securities Exchange Act of 1934, as amended. The words “estimate”, “project”, “intend”, “expect”, “believe”, “anticipate”, and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding offsetting high raw material costs, adequacy of income tax provisions, refinancing of debt, adequacy of cash flows, effects of acquisitions and dispositions, and financial strategies and the results expected from them. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. Such risks and uncertainties include, without limitation: availability and pricing of raw materials; success of new product development and introduction; ability to maintain or increase productivity levels; international, national and local economic and market conditions; ability to maintain market share; pricing pressures and demand for products; continued strength of our paperboard-based engineered carrier and composite can operations; anticipated results of restructuring activities; ability to successfully integrate newly acquired businesses into the Company’s operations; currency stability and the rate of growth in foreign markets; actions of government agencies; and loss of consumer confidence and economic disruptions resulting from terrorist activities.

Second Quarter 2002 Compared with Second Quarter 2001

Results of Operations

Consolidated net sales for the second quarter of 2002 were $712.4 million, versus $647.7 million in the second quarter of 2001. The higher sales, compared with the same period in 2001, were due primarily to increased volume of approximately $82.0 million, driven principally by the effect of 2001 acquisitions, increased volumes in the engineered carriers/paper operations and new flexible packaging business. This revenue was partially offset by lower average selling prices of approximately $16.0 million, primarily in the engineered carriers and high density film businesses, and lower volume in composite cans. Company-wide volumes, including the impact of acquisitions completed in 2001, were up approximately 13 percent, compared with last year’s second quarter.

Net income for the second quarter of 2002 was $37.7 million, versus $16.9 million in the second quarter of 2001. Excluding restructuring charges in both years, and, in 2001, excluding Corporate-owned life insurance (COLI) adjustments and the effect of not amortizing goodwill, net income for the second quarter 2002 was $38.8 million, versus $38.7 million in the second quarter of 2001. Second quarter 2002 results were affected by a further decline in the Company’s price/cost relationship of approximately $10.0 million, principally reflecting the partial impact of approximately $30 per ton in average price increases during the quarter for old corrugated containers (OCC), Sonoco’s principal raw

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations
continued

Second Quarter 2002 Compared with Second Quarter 2001, continued

Results of Operations, continued

material for its paperboard which is used primarily for conversion into engineered carriers in the industrial sector.

Profits were also impacted by higher pension and post-retirement costs resulting from lower investment earnings on plan assets. Higher pension and post-retirement expense lowered earnings approximately $4.0 million pretax this quarter, and the full year impact is expected to be approximately $20.0 million when compared with 2001. Strong performance from acquisitions and increased volume in engineered carriers/paper operations helped mitigate lower volume in the composite can operations. Additionally, the favorable impact from productivity initiatives of approximately $12.0 million helped offset some of the impact of pricing and higher benefit costs.

The Company reported earnings per diluted share of $0.39 and $0.18 in the second quarter of 2002 and 2001, respectively. Excluding restructuring charges in both years, and, in 2001, excluding COLI adjustments and the effect of not amortizing goodwill, earnings per diluted share were $0.40 in the second quarters of 2002 and 2001.

The following table is a reconciliation of comparative net income to net income as reported:

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
($ in millions except per share data)	2002	2001	2002	2001

Comparative net income	$38.8	$38.7	$73.2	$76.1
Add (subtract) adjustments:
Restructuring charges	(1.7)	(2.1)	(3.1)	(46.3)
Corporate-owned life insurance adjustments	—	(6.0)	—	(6.0)

Adjustments to other expense	(1.7)	(8.1)	(3.1)	(52.3)
Goodwill amortization	—	(3.0)	—	(6.0)

Total pre-tax adjustments	(1.7)	(11.1)	(3.1)	(58.3)
Tax impact of adjustments	.6	1.9	1.1	16.4
Corporate-owned life insurance tax expense	—	(11.3)	—	(11.3)
Affiliate restructuring, after tax	—	(1.3)	.1	(1.3)

Net income as reported	$37.7	$16.9	$71.3	$21.6

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations
continued

Second Quarter 2002 Compared with Second Quarter 2001, continued

Results of Operations, continued

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

Reported net income per common share:
Basic	$0.39	$0.18	$0.74	$0.23
Diluted	$0.39	$0.18	$0.73	$0.23
Comparative net income per common share:
Basic	$0.40	$0.41	$0.76	$0.80
Diluted	$0.40	$0.40	$0.75	$0.80

Consumer Packaging Segment

The Consumer Packaging segment includes the following products and services: round and shaped composite cans, printed flexible packaging, metal and plastic ends and closures, high density film products, specialty packaging and packaging services.

Second quarter 2002 sales were $349.6 million, compared with $322.2 million in the same quarter of 2001. Excluding restructuring charges in both years, and, in 2001, excluding COLI adjustments and the effect of not amortizing goodwill, operating profit in the second quarter of 2002 for this segment was $28.7 million, versus $30.3 million in the second quarter of 2001.

The increase in second quarter 2002 sales was due primarily to additional easy-open steel closures revenue at Phoenix Packaging, which was acquired in 2001, and new flexible packaging business. Partially offsetting the higher sales from these businesses were lower selling prices in the Company’s high density film business and lower composite can volume in certain snack food products, frozen concentrate and refrigerated dough. Overall, volumes in the Consumer Packaging segment were up approximately 11 percent, compared with last year’s second quarter, including the impact of acquisitions completed in 2001.

Lower profits in this segment were primarily due to lower volume in composite cans, higher pension and post-retirement expense, and increased research and development spending. Profitability on the increased flexibles business was dampened by start-up costs and inefficiencies related to two new presses. These costs were partially offset by earnings from acquisitions completed in 2001 in the segment.

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations
continued

Second Quarter 2002 Compared with Second Quarter 2001, continued

Consumer Packaging Segment, continued

In addition, productivity improvements added approximately $4.5 million to Consumer Packaging segment profits.

Restructuring charges of $2.0 million, recorded in the second quarter of 2002, included severance and asset impairment costs associated with the closing of a plant location in the United States. Included in the charge was a write-off of impaired equipment of $0.6 million.

Under the guidelines of FAS 142, purchased goodwill and intangibles with indefinite lives are no longer amortized in 2002. For comparative purposes, 2001 operating profit for the Consumer Packaging segment has been restated to exclude goodwill amortization of $1.0 million.

Industrial Packaging Segment

The Industrial Packaging segment includes the following products: high performance paper, plastic and composite engineered carriers; paperboard; wood, metal and composite reels for wire and cable packaging; fiber-based construction tubes and forms; custom designed protective packaging; and supply chain management capabilities.

Second quarter 2002 sales for the Industrial Packaging segment were $362.8 million, versus $325.5 million in the same period last year. Excluding restructuring charges in both years, and, in 2001, excluding COLI adjustments and the effect of not amortizing goodwill, operating profit in the second quarter of 2002 for the segment was $41.8 million, versus $42.1 million in the second quarter of 2001.

Second quarter sales in the industrial sector increased from last year’s second quarter due primarily to higher volumes in the Company’s engineered carriers and paper operations, reflecting modest but improving demand across most customer sectors; higher selling prices of recovered paper sold externally; and the partial impact of price increases implemented late during the second quarter of 2002. This increase was partially offset by lower volume in the Company’s cable and wire reels business. Overall, volumes in the Industrial Packaging segment were up approximately 15 percent, over last year’s second quarter, including the impact of acquisitions completed in 2001.

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations
continued

Second Quarter 2002 Compared with Second Quarter 2001, continued

Industrial Packaging Segment, continued

Operating profits were slightly lower than last year’s second quarter, primarily resulting from lower selling prices and the impact of higher raw material costs, principally in recovered paper. Throughout the second quarter and continuing through July 2002, costs for recovered paper trended upward. To recover rising recovered paper costs, the Company has aggressively instituted price increases in paperboard and converted products in the United States, Canada, and Europe. However, due to the inherent time lag in recovering higher costs, the full benefit of the selling price increases will not occur until the third and fourth quarters of 2002. Additionally, higher pension and post-retirement costs of approximately $2.0 million were offset by productivity improvements of $7.5 million.

During the second quarter of 2002, the segment recorded an income adjustment of $.3 million related to a previously recorded restructuring charge.

Under the guidelines of FAS 142, purchased goodwill and intangibles with indefinite lives are no longer amortized in 2002. For comparative purposes, 2001 operating profit for the Industrial Packaging segment has been restated to exclude goodwill amortization of $2.0 million.

During the second quarter of 2002, Cascades Sonoco Inc., a joint venture owned 50 percent by Cascades Inc. and 50 percent by the Company, announced a $9.0 million investment in Kingsey Falls, Quebec. This investment will include the extension of the Cascades Sonoco Plant, installation of a new ultramodern and high-production coextrusion coating machine, workforce training and other pre-operating expenses.

June 2002 Year-to-Date Compared with June 2001 Year-to-Date

Results of Operations

For the first six months of 2002, consolidated net sales were $1.37 billion, versus $1.28 billion in the same period last year. The higher sales, compared with the same period in 2001, were due primarily to increased volume, principally as a result of the seven key acquisitions made during 2001, increased volumes in the engineered carriers/paper operations, higher packaging services revenue and new flexible packaging business. Partially offsetting the higher volume was lower average selling prices, primarily in

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Continued

June 2002 Year-to-Date Compared with June 2001 Year-to-Date

Results of Operations, continued

engineered carriers and the high density film businesses, and lower composite can volume. Company-wide volumes, including the impact of acquisitions completed in 2001, were up eight percent compared to last year’s first six months.

Net income for the first half of 2002 was $71.3 million, versus $21.6 million in the second quarter of 2001. Excluding restructuring charges in both years, and, in 2001, excluding COLI adjustments and the effect of not amortizing goodwill, net income for the first half of 2002 was $73.2 million, versus $76.1 million in the same period last year. Results for the first six months of 2002 were affected by lower prices in the engineered carrier operations of approximately $20.0 million, lower composite can volume of approximately $13.0 million, and higher pension and post-retirement expense of approximately $9.0 million. These costs were partially offset by strong performance from acquisitions totaling $20.0 million and the favorable impact from productivity initiatives of approximately $21.0 million.

Earnings per diluted share for the first six months of 2002 were $0.73, compared with $0.23 in the same period in 2001. Excluding restructuring charges in both years, and, in 2001, excluding COLI adjustments and the effect of not amortizing goodwill, earnings per diluted share were $0.75 and $0.80 for the first six months of 2002 and 2001, respectively.

Consumer Packaging Segment

First half sales in the Consumer Packaging Segment were $678.1 million, versus $623.1 million in the same period of 2001. The increase in sales was due primarily to easy-open steel closures revenue at Phoenix Packaging, which was acquired in 2001, higher packaging services revenue and new flexible packaging business. Partially offsetting the higher revenue from these businesses were lower selling prices in the Company’s high density film business and decreased volume in composite cans.

Excluding restructuring charges in both years, and, in 2001, excluding COLI adjustments and the effect of not amortizing goodwill, operating profit in this segment was $56.3 million, versus $56.8 million in the same period last year. Profits decreased primarily due to lower composite can volume and higher pension and post-retirement expense in this segment. Profitability on the increased flexibles business was

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations
continued

June 2002 Year-to-Date Compared with June 2001 Year-to-Date

Consumer Packaging Segment, continued

dampened by start-up costs and inefficiencies related to two new presses. These costs were partially offset by earnings from acquisitions in the segment. In addition, productivity improvements added $7.0 million to Consumer Packaging segment profits.

Restructuring charges of $2.0 million, recorded in the second quarter of 2002, included severance and asset impairment costs associated with the closing of a plant location in the United States. Included in the charge was a write-off of impaired equipment of $0.6 million.

Under the guidelines of FAS 142, purchased goodwill and intangibles with indefinite lives are no longer amortized in 2002. For comparative purposes, 2001 operating profit for the Consumer Packaging segment has been restated to exclude goodwill amortization of $2.0 million.

Industrial Packaging Segment

Sales for the first half of 2002 in this segment were $688.5 million, versus $657.3 million in the same period last year. The higher sales, compared with the same period in 2001, were due primarily to increased volume, driven principally by the effect of 2001 acquisitions and increased volume in the engineered carriers/paper operations partially offset by lower volume in the Company’s cable and wire reels business and molded plastics operations. Net volume increases were partially offset by lower average selling prices of approximately $20.0 million.

Excluding restructuring charges in both years, and, in 2001, excluding COLI adjustments and the effect of not amortizing goodwill, operating profit for this segment in the first half of 2002 was $78.8 million, versus $87.2 million in the same period last year. Operating profits were negatively impacted by higher raw material prices and the inherent lag time in recovering those costs through price increases. Higher pension and post-retirement costs of approximately $5.0 million were offset by productivity improvements of approximately $14.0 million.

During the first half of 2002, the segment recorded restructuring charges of $1.1 million, mainly attributed to the closing of a plant location in the United States. Asset impairment charges of $0.4 million, included in the restructuring charge, resulted from equipment write-offs associated with the plant closure.

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations
continued

Industrial Packaging Segment, continued

Under the guidelines of FAS 142, purchased goodwill and intangibles with indefinite lives are no longer amortized beginning in 2002. For comparative purposes, 2001 operating profit for the Industrial Packaging segment has been restated to exclude goodwill amortization of $4.0 million.

Corporate

General corporate expenses have been allocated as operating costs to each of the segments and are included in the segment information presented above. Year-to-date net interest expense increased $0.6 million primarily due to an increase in debt. Total debt increased year-over-year by $98.5 million primarily as a result of the acquisitions made in 2001.

In July 2002, the Company renewed its $450 million backstop credit line for commercial paper, short-term borrowing under uncommitted facilities and future liquidity needs. The credit agreement matures in July 2003 unless the Company exercises a one-year term-out option.

Operating results in the second quarter 2002 included net gains from building sales, offset by costs associated with a plant shutdown.

Goodwill and Intangible Assets

During the first quarter of 2002, the Company adopted Financial Accounting Standards No. 142 ‘Goodwill and Other Intangible Assets’ (FAS 142). Under FAS 142, purchased goodwill and intangible assets with indefinite lives are no longer amortized but instead tested for impairment at least annually. In connection with the adoption of FAS 142, the Company reclassified cost in excess of fair value of assets purchased (goodwill) to intangible assets of $10.9 million as of December 31, 2001. In addition, the Company expects that it will no longer record approximately $11.0 million annually of amortization expense relating to its existing goodwill. The Consolidated Statements of Income for the three and six month periods ended June 30, 2001 include in “Cost of Sales” $3.0 million and $6.0 million ($1.9 million and $3.8 million after tax), respectively, of goodwill amortization. No goodwill amortization is included for the corresponding periods of 2002.

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations
continued

Goodwill and Intangible Assets, continued

FAS 142 requires a two-step impairment test for goodwill. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a Company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (also measured as of the beginning of the fiscal year in year of transition), if any, and must be completed by the end of the Company’s fiscal year. The Company completed its transitional goodwill impairment testing required by FAS 142 during the second quarter of 2002 and no further adjustments to its goodwill balance were necessary.

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, ‘Accounting for Asset Retirement Obligations’ (FAS 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 is required to be adopted for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of FAS 143 to have a material effect on its financial statements.

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, ‘Accounting for the Impairment or Disposal of Long-Lived Assets’ (FAS 144), which supersedes FASB Statement No. 121, ‘Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.’ This new statement also supercedes certain aspects of APB 30, ‘Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions,’ with regard to reporting the effects of a disposal of a segment of a business. FAS 144 requires expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as previously required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of FAS 144 did not have a material effect on the financial statements.

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations
continued

New Accounting Pronouncements, continued

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, ‘Accounting for Costs Associated with Exit or Disposal Activities’ (FAS 146), which nullifies Emerging Issues Task Force Issue No. 94-3 (Issue 94-3), ‘Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).’ FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of FAS 146 to have a material effect on its financial statements.

Restructuring and Asset Impairment

During the first six months of 2002, the Company recognized restructuring charges of $3.1 million ($2.0 million after tax) related to the closing of two plant locations in the Industrial and Consumer Packaging segments. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $2.0 million, asset impairment charges of $1.0 million and other exit costs of $0.1 million. Additionally, during 2001, the Company recognized restructuring charges of $53.6 million ($36.6 million after tax) as a result of restructuring actions announced during the year. The objective of the restructuring was to realign and centralize a number of staff functions and to remove approximately $48.0 million of annualized costs from the Company’s cost structure. With the exception of on-going pension subsidies and certain building lease termination expenses, costs associated with the restructuring actions are expected to be paid by the end of the fourth quarter 2002 using cash generated by operations. The Company anticipates recording additional restructuring charges during the third quarter of 2002.

Financial Position, Liquidity and Capital Resources

The Company’s financial position remained strong through the first six months of 2002. The debt-to- capital ratio decreased to 46.8 percent at June 30, 2002, from 49.3 percent at December 31, 2001. The decrease is due to a $31.9 million net reduction in the Company’s overall debt since the end of 2001.

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations
continued

Financial Position, Liquidity and Capital Resources, continued

In February 2002, the Company entered into a swap to match the terms of a $150 million bond maturing in 2004. The swap qualified as a fair value hedge under Financial Accounting Standard No. 133, ‘Accounting for Derivative Instruments and Hedging Activities’ (FAS 133), and swapped fixed interest for floating. On August 1, 2002, the Company terminated this agreement and received $3.4 million in cash from the termination of this derivative instrument. In accordance with FAS 133, the 7% bonds were marked to fair market value through the date of this swap termination, and interest expense will be lowered by future amortization of the $3.4 million over the remaining 27 months until the bonds mature on November 15, 2004.

Net working capital increased $25.6 million to $230.5 million during the first six months of 2002. The increase is driven mainly by higher trade accounts receivable reflecting higher sales volume experienced in the second quarter of 2002.

The effective tax rate for the three-month and six-month periods ended June 30, 2002, was 36.0 percent, compared with 64.7 percent and 65.2 percent for the same periods last year. Excluding the impact of COLI charges and certain non-deductible foreign restructuring charges in 2001, the effective tax rate would have been 37.5 percent for both periods. The drop in the effective tax rate, from 37.5 percent in the first six months of 2001 to 36.0 percent for the same period in 2002, is partially due to non-deductible goodwill amortization no longer being reported as an expense under FAS 142. In addition, the Company’s 401(k) plan participants are now given the right to elect to receive cash dividends on Company stock in the plan which results in the deductibility of the related dividends paid by the Company.

Cash generated from operations of $115.3. million (after funding benefit plans of $31.0 million) was used to partially fund capital expenditures of $51.9 million, to pay dividends of $39.3 million, and reduce debt by $31.9 million. The Company expects internally generated cash flows to be sufficient to meet operating and normal capital expenditure requirements both on a short-term and long-term basis.

SONOCO PRODUCTS COMPANY
PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about the Company’s exposure to market risk was disclosed in its 2001 Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 28, 2002. Other than the previously disclosed interest rate swap termination discussed in the Financial Position, Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, there have been no material quantitative or qualitative changes in market risk exposures since the date of that filing.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Incorporated by reference to the information set forth under Item 4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

Item 5. Other Information

In July 2002, it was announced that the Company’s Board of Directors, unanimously elected John H. Mullin, III, chairman of Ridgeway Farm LLC, Brookneal, Virginia, to serve on the Company’s Board of Directors effective July 17, 2002. Mr. Mullin was elected by the Board to serve until the 2003 Annual Meeting of Shareholders and fills the board position vacated by T.C. Coxe, III, who retired from the Board in July 2002, upon reaching mandatory retirement age.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit 10 — Credit agreement
Exhibit 15 — Letter re unaudited interim financial information
Exhibit 99 — Certificate
(b)	No Current Reports on Form 8-K were filed by the Company during the second quarter of 2002.

S   O   N   O   C   O        P   R   O   D   U   C   T   S        C   O   M   P   A   N   Y

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY (Registrant)

Date: August 12, 2002	By:	/s/ C. J. Hupfer

C. J. Hupfer Vice President and Chief Financial Officer

SONOCO PRODUCTS COMPANY

EXHIBIT INDEX

Exhibit
Number	Description

10	Credit agreement
15	Letter re unaudited interim financial information
99	Certificate