Form 10-Q
period 2002-09-29
SONOCO PRODUCTS CO
filed 2002-11-12
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 29, 2002	Commission File No. 0-516

SONOCO PRODUCTS COMPANY

Incorporated under the laws of South Carolina	I.R.S. Employer Identification No. 57-0248420

One North Second Street

Post Office Box 160

Hartsville, South Carolina 29551-0160

Telephone: 843-383-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No  [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at November 3, 2002:

Common stock, no par value: 96,599,866

SONOCO PRODUCTS COMPANY

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets – September 29, 2002 (unaudited) and December 31, 2001

Condensed Consolidated Statements of Income — Three Months and Nine Months Ended September 29, 2002 (unaudited) and September 30, 2001 (unaudited)

Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 29, 2002 (unaudited) and September 30, 2001 (unaudited)

Notes to Condensed Consolidated Financial Statements

Report of Independent Accountants

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

CERTIFICATIONS

Part I. Financial Information
     Item 1. Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands)

	September 29,
	2002	December 31,
	(unaudited)	2001*

Assets
Current Assets
Cash and cash equivalents	$36,055	$36,130
Trade accounts receivable, net of allowances	346,680	289,323
Other receivables	34,655	30,828
Inventories:
Finished and in process	108,839	116,879
Materials and supplies	149,558	144,842
Prepaid expenses and other	47,819	47,167

	723,606	665,169
Property, Plant and Equipment, Net	976,855	1,008,944
Cost in Excess of Fair Value of Assets Purchased, Net	355,206	348,846
Other Assets	351,187	329,238

Total Assets	$2,406,854	$2,352,197

Liabilities and Shareholders’ Equity
Current Liabilities
Payable to suppliers	$263,287	$211,452
Accrued expenses and other	211,066	190,770
Notes payable and current portion of long-term debt	37,296	35,849
Taxes on income	22,595	22,199

	534,244	460,270
Long-Term Debt	789,820	885,961
Postretirement Benefits Other than Pensions	33,079	32,231
Deferred Income Taxes and Other	174,041	169,613
Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 96,572 and 95,713 shares outstanding, of which 96,313 and 95,453 are issued at September 29, 2002 and December 31, 2001, respectively	7,175	7,175
Capital in excess of stated value	322,936	302,345
Accumulated other comprehensive loss	(187,899)	(197,969)
Retained earnings	733,458	692,571

Total Shareholders’ Equity	875,670	804,122

Total Liabilities and Shareholders’ Equity	$2,406,854	$2,352,197

* The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001

Net sales	$717,390	$649,265	$2,083,980	$1,929,692
Cost of sales	582,089	514,009	1,668,180	1,520,792
Selling, general and administrative expenses	71,946	63,495	217,401	199,201
Other expense (income) (see Notes 5 and 6)	6,446	(6,121)	9,600	46,207

Income before interest and taxes	56,909	77,882	188,799	163,492
Interest expense	14,107	11,932	40,768	38,754
Interest income	(453)	(1,617)	(1,138)	(3,056)

Income before income taxes	43,255	67,567	149,169	127,794
Provision for income taxes	15,572	25,733	53,669	65,011

Income before equity in earnings of affiliates/Minority interest in subsidiaries	27,683	41,834	95,500	62,783
Equity in earnings of affiliates/Minority interest in subsidiaries	1,521	990	4,978	1,645

Net income	$29,204	$42,824	$100,478	$64,428

Average common shares outstanding:
Basic	96,524	95,483	96,294	95,291

Diluted	97,205	95,994	97,267	95,705

Per common share
Net income:
Basic	$.30	$.45	$1.04	$.68

Diluted	$.30	$.45	$1.03	$.67

Cash dividends	$.21	$.20	$.62	$.60

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended

	September 29,	September 30,
	2002	2001

Cash Flows from Operating Activities:
Net income	$100,478	$64,428
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring reserve (noncash)	444	12,972
Depreciation, depletion and amortization	118,140	115,904
Equity in earnings of affiliates/Minority interest in subsidiaries	(4,978)	(1,645)
Cash dividends from affiliated companies	2,031	6,070
Loss on disposition of assets	758	1,883
Deferred taxes	8,263	2,532
Changes in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments
Receivables	(57,719)	11,780
Inventories	5,016	13,244
Prepaid expenses	(1,370)	(4,313)
Payables and taxes	62,040	32,941
Other assets and liabilities	(18,809)	30,829

Net cash provided by operating activities	214,294	286,625

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(84,071)	(74,316)
Cost of acquisitions, exclusive of cash	—	(171,610)
Proceeds from the sale of assets	754	4,742
Investments in joint ventures/affiliates	—	(2,308)

Net cash used by investing activities	(83,317)	(243,492)

Cash Flows From Financing Activities:
Proceeds from issuance of debt	16,980	21,480
Principal repayment of debt	(12,425)	(26,899)
Net (decrease) increase in commercial paper borrowings	(102,000)	13,028
Net increase in bank overdrafts	7,629	223
Cash dividends	(59,591)	(57,015)
Shares acquired	—	(2,041)
Common shares issued	18,257	9,529

Net cash used by financing activities	(131,150)	(41,695)

Effects of Exchange Rate Changes on Cash	98	141

Net (Decrease) Increase in Cash and Cash Equivalents	(75)	1,579
Cash and cash equivalents at beginning of period	36,130	35,219

Cash and cash equivalents at end of period	$36,055	$36,798

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 1:	Basis of Interim Presentation

In the opinion of the management of Sonoco Products Company (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three and nine months ended September 29, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report for the fiscal year ended December 31, 2001.

Certain prior year amounts in the Condensed Consolidated Balance Sheet at December 31, 2001 have been reclassified to conform with the current year presentation.

Note 2:	Dividend Declarations

On July 17, 2002, the Board of Directors declared a regular quarterly dividend of $0.21 per share. This dividend was paid September 10, 2002, to all shareholders of record as of August 16, 2002.

On October 16, 2002, the Board of Directors declared a regular quarterly dividend of $0.21 per share, payable December 10, 2002 to all shareholders of record November 15, 2002.

Note 3:	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001

Numerator:
Net income	$29,204	$42,824	$100,478	$64,428

Denominator:
Average common shares outstanding	96,524	95,483	96,294	95,291
Dilutive effect of:
Employee stock options	239	511	645	414
Contingent employee share awards	442	—	328	—

Diluted outstanding shares	97,205	95,994	97,267	95,705

Reported net income per common share:
Basic	$0.30	$0.45	$1.04	$0.68
Diluted	$0.30	$0.45	$1.03	$0.67

Stock options to purchase approximately 6,716 and 3,608 shares at September 29, 2002 and September 30, 2001, respectively, were not dilutive and therefore are not included in the computations of diluted income per common share amounts. No adjustments were made to reported net income in the computations of earnings per share.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollars in thousands except per share data)
(unaudited)

Note 4:	Comprehensive Income

The following table reconciles net income to comprehensive income:

	Three Months Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001

Net income	$29,204	$42,824	$100,478	$64,428
Other comprehensive income (loss):
Foreign currency translation adjustments	(696)	9,731	8,864	(5,627)
Other adjustments, net of tax	41	(2,704)	1,206	(2,704)

Comprehensive income	$28,549	$49,851	$110,548	$56,097

The following table summarizes the components of the current period change in the accumulated other comprehensive loss balance:

	Foreign	Minimum		Accumulated
	Currency	Pension		Other
	Translation	Liability		Comprehensive
	Adjustments	Adjustment	Other	Loss

Balance at January 1, 2002	$(177,642)	$(19,502)	$(825)	$(197,969)
Year to date change	8,864	—	1,206	10,070

Balance at September 29, 2002	$(168,778)	$(19,502)	$381	$(187,899)

The cumulative tax benefit of the Minimum Pension Liability Adjustment and Other items was $9,168 and $233, respectively, as of September 29, 2002.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollars in thousands except per share data)
(unaudited)

Note 5:	Financial Segment Information

Sonoco reports its results in two primary segments, Industrial Packaging and Consumer Packaging. The Industrial Packaging segment includes the following products: high performance paper, plastic and composite engineered carriers; paperboard; wood, metal and composite reels for wire and cable packaging; fiber-based construction tubes and forms; custom designed protective packaging; and supply chain management capabilities. The Consumer Packaging segment includes the following products and services: round and shaped rigid packaging, both composite and plastic; printed flexible packaging; metal and plastic ends and closures; high density film products; specialty packaging; and packaging services.

FINANCIAL SEGMENT INFORMATION (Unaudited)

	Three Months Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001

Net Sales
Industrial Packaging	$359,026	$320,046	$1,047,525	$977,357
Consumer Packaging	358,364	329,219	1,036,455	952,335

Consolidated	$717,390	$649,265	$2,083,980	$1,929,692

Operating Profit*
Industrial Packaging	$36,561	$43,922	$115,329	$130,770
Consumer Packaging	26,794	30,815	83,070	87,867
Restructuring charges	(6,446)	(111)	(9,600)	(46,433)
Net gains from legal settlements and Corporate-owned life insurance	—	6,232	—	226
Goodwill amortization	—	(2,976)	—	(8,938)
Interest, net	(13,654)	(10,315)	(39,630)	(35,698)

Consolidated	$43,255	$67,567	$149,169	$127,794

*     For comparative purposes, 2001 operating profit for the Industrial and Consumer Packaging segments has been restated to exclude goodwill amortization. Additionally, items classified as “other expense (income)” on the Condensed Consolidated Statements of Income have been separately presented (restructuring charges and net gains from legal settlements and corporate-owned life insurance).

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollars in thousands except per share data)
(unaudited)

Note 6:	Restructuring and Asset Impairment Charges

During the first nine months of 2002, the Company recognized restructuring charges, net of adjustments, of $9,600 ($6,144 after tax) primarily related to the closing of a plant location in each of the Industrial and Consumer Packaging segments and severance costs associated with plant consolidations in Europe. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $8,542, asset impairment charges of $444, and other exit costs of $614. During 2001, the Company recognized restructuring charges of $53,551 ($36,616 after tax) as a result of restructuring actions announced during the year. Of this amount, charges of $46,433 ($32,188 after tax) were recognized during the first nine months of 2001. At December 31, 2001, $14,978 remained accrued on the Condensed Consolidated Balance Sheet. Restructuring charges were determined in accordance with the provisions of SEC Staff Accounting Bulletin No. 100 “Restructuring and Impairment Charges” and Emerging Issues Task Force No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The 2002 and 2001 restructuring plans include a global reduction of 472 salaried positions (234 in the United States) and 784 hourly positions (593 in the United States), including the closure of 14 plant locations. As of September 29, 2002, 14 plant locations have been closed, and approximately 1,043 employees have been terminated (364 salaried and 679 hourly)

The following table sets forth the activity in the restructuring accrual included in “Accrued expenses and other” on the Condensed Consolidated Balance Sheets. Restructuring charges are included in “Other expense (income)” in the Condensed Consolidated Statements of Income.

	Severance and
	Termination	Asset	Other
	Benefits	Impairment	Exit Costs	Total

Beginning liability, December 31, 2001	$8,754	—	$6,224	$14,978
New charges	8,686	$383	754	9,823
Cash payments	(5,017)	—	(1,665)	(6,682)
Asset impairment	—	(444)	—	(444)
Adjustments	(144)	61	(140)	(223)

Ending liability, September 29, 2002	$12,279	$—	$5,173	$17,452

The Company expects to pay the remaining restructuring costs, with the exception of on-going pension subsidies and certain building lease termination expenses, by the end of 2003 using cash generated from operations.

During the first nine months of 2002, the Company recognized write-offs of impaired equipment in the Industrial Packaging segment of $383 attributed to the closing of a plant location. Additionally, the Company recognized net write-offs of impaired equipment in the Consumer Packaging segment of $61 related to adjustments to previously recorded impaired equipment charges.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollars in thousands except per share data)
(unaudited)

Note 7:	Cost in Excess of Fair Value of Assets Purchased and Intangible Assets

During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ‘Goodwill and Other Intangible Assets’ (FAS 142). Under FAS 142, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead tested for impairment at least annually. In connection with the adoption of FAS 142, the Company reclassified cost in excess of fair value of assets purchased (goodwill) to intangible assets of $10,867 as of December 31, 2001. In addition, the Company expects that it will no longer record approximately $11,000 annually of amortization expense relating to its existing goodwill. The Company completed its transitional goodwill impairment testing required by FAS 142 during the second quarter of 2002 and its annual goodwill impairment testing required by FAS 142 during the third quarter. Based on this impairment testing, no adjustment to the recorded goodwill balance was necessary.

The following table sets forth a reconciliation of net income and earnings per share information for the three and nine months ended September 29, 2002, and September 30, 2001, adjusted for the non-amortization provisions of FAS 142:

	Three Months Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001

Reported earnings	$29,204	$42,824	$100,478	$64,428
Add: Goodwill amortization, after tax	—	2,244	—	6,739

Adjusted net earnings	$29,204	$45,068	$100,478	$71,167

Reported basic earnings per share	$0.30	$0.45	$1.04	$0.68
Adjusted basic earnings per share	$0.30	$0.47	$1.04	$0.75
Reported diluted earnings per share	$0.30	$0.45	$1.03	$0.67
Adjusted diluted earnings per share	$0.30	$0. 47	$1.03	$0.74

The changes in the carrying amount of goodwill for the nine months ended September 29, 2002, are as follows:

	Industrial	Consumer
	Packaging	Packaging
	Segment	Segment	Total

Balance as of January 1, 2002	$200,695	$148,151	$348,846
Goodwill purchase price adjustment	2,499	607	3,106
Foreign currency translation	1,776	1,478	3,254

Balance as of September 29, 2002	$204,970	$150,236	$355,206

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

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, ‘Accounting for the Impairment or Disposal of Long-Lived Assets’ (FAS 144), which supersedes FASB Statement No. 121, ‘Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of’. This new statement also supercedes certain aspects of APB 30, ‘Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions’, with regard to reporting the effects of a disposal of a segment of a business. FAS 144 requires expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as previously required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The adoption of FAS 144 did not have a material effect on the Company’s financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, ‘Accounting for Costs Associated with Exit or Disposal Activities’ (FAS 146), which nullifies Emerging Issues Task Force Issue No. 94-3 (Issue 94-3), ‘Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).’ FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet applied the provisions of FAS 146, but does not expect the adoption of FAS 146 to have a material effect on its financial statements except for the timing of the recognition of costs associated with future exit or disposal activities.

Note 9:	Income Taxes

As previously disclosed, the Company’s federal tax returns for the years 1996 through 1998 have been under examination by the Internal Revenue Service. The examination was concluded and there was no material impact to the Company.

Report of Independent Accountants

To the Shareholders and Directors of Sonoco Products Company

We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of September 29, 2002, and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended September 29, 2002 and September 30, 2001, and the condensed consolidated statements of cash flows for the nine-month periods ended September 29, 2002 and September 30, 2001. These financial statements are the responsibility of the Company’s management.

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

Charlotte, North Carolina November 7, 2002

SONOCO PRODUCTS COMPANY

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature, are intended to be, and are hereby identified as “forward looking statements” for purposes of the safe harbor provided by section 21E of the Securities Exchange Act of 1934, as amended. The words “estimate”, “project”, “intend”, “expect”, “believe”, “anticipate”, and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding offsetting high raw material costs, adequacy of income tax provisions, refinancing of debt, adequacy of cash flows, effects of acquisitions and dispositions, and financial strategies and the results expected from them. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. Such risks and uncertainties include, without limitation: availability and pricing of raw materials; success of new product development and introduction; ability to maintain or increase productivity levels; international, national and local economic and market conditions; ability to maintain market share; pricing pressures and demand for products; continued strength of our paperboard-based engineered carrier and composite can operations; anticipated results of restructuring activities; resolution of income tax contingencies; ability to successfully integrate newly acquired businesses into the Company’s operations; currency stability and the rate of growth in foreign markets; actions of government agencies; and loss of consumer confidence and economic disruptions resulting from terrorist activities.

Third Quarter 2002 Compared with Third Quarter 2001

Results of Operations

Consolidated net sales for the third quarter of 2002 were $717.4 million, versus $649.3 million in the third quarter of 2001. The higher sales, compared with the same period in 2001, were due primarily to increased volume of approximately $70.0 million, driven principally by the effect of acquisitions completed in 2001, increased volumes in the engineered carriers/paper operations and new flexible packaging business, partially offset by lower volume in the Company’s molded plastics operations, cable and wire reels business, and composite can operations. Higher selling prices of recovered paper sold externally were also largely offset by lower average selling prices, primarily in the engineered carriers and high density film businesses. Company-wide volumes, including the impact of acquisitions completed in 2001, were up approximately 11 percent, compared with last year’s third quarter.

Net income for the third quarter of 2002 was $29.2 million, versus $42.8 million in the third quarter of 2001. Excluding restructuring charges in both years and, in 2001, excluding net gains from legal settlements, Corporate-owned life insurance (COLI) adjustments and the effect of not amortizing goodwill, net income for the third quarter 2002 was $33.3 million, versus $41.6 million in the third quarter of 2001. Third quarter 2002 results were impacted by a decline in the Company’s price/cost relationship of approximately $16.0 million, primarily associated with higher costs for old corrugated containers (OCC), the Company’s primary raw

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations
continued

Third Quarter 2002 Compared with Third Quarter 2001, continued

Results of Operations, continued

material, and the delay in recovering those costs. In addition, third quarter 2002 profits were impacted by higher volume, driven principally by the effect of acquisitions completed in 2001, higher volume in engineered carriers/paper operations and increased flexible packaging business which helped mitigate lower volume in the Company’s molded plastics operations, cable and wire reels business, and composite can operations, and lower average selling prices in engineered carriers and high density film businesses. Additionally, on-going productivity initiatives resulted in a favorable impact on the quarter of approximately $12.0 million. Third quarter 2002 profits were also impacted by higher pension and post-retirement costs resulting from lower investment earnings on plan assets. Higher pension and post-retirement expense lowered earnings approximately $5.0 million pretax in the third quarter 2002, and the full year impact is expected to be approximately $20.0 million when compared with 2001.

The Company reported earnings per diluted share of $0.30 and $0.45 in the third quarter of 2002 and 2001, respectively. Excluding restructuring charges in both years and, in 2001, excluding net gains from legal settlements, COLI adjustments and the effect of not amortizing goodwill, earnings per diluted share were $0.34 and $0.43 in the third quarters of 2002 and 2001, respectively.

The following table is a reconciliation of comparative net income to net income as reported:

	Three Months Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
($in millions except per share data)	2002	2001	2002	2001

Comparative net income	$33.3	$41.6	$106.6	$117.6
Add (subtract) adjustments:
Restructuring charges	(6.4)	(0.1)	(9.6)	(46.4)
Net gains from legal settlements and Corporate-owned life insurance adjustments	—	6.2	—	0.2

Adjustments to other expense (income)	(6.4)	6.1	(9.6)	(46.2)
Goodwill amortization	—	(3.0)	—	(8.9)

Total pre-tax adjustments	(6.4)	3.1	(9.6)	(55.1)
Tax impact of adjustments	2.3	(1.6)	3.4	14.9
Corporate-owned life insurance tax expense	—	—	—	(11.3)
Affiliate restructuring, after tax	—	(0.3)	.1	(1.7)

Net income as reported	$29.2	$42.8	$100.5	$64.4

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations

continued

Third Quarter 2002 Compared with Third Quarter 2001, continued

Results of Operations, continued

	Three Months Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001

Reported net income per common share:
Basic	$0.30	$0.45	$1.04	$0.68
Diluted	$0.30	$0.45	$1.03	$0.67
Comparative net income per common share:
Basic	$0.35	$0.44	$1.11	$1.23
Diluted	$0.34	$0.43	$1.10	$1.23

Consumer Packaging Segment

The Consumer Packaging segment includes the following products and services: round and shaped rigid packaging, both composite and plastic; printed flexible packaging; metal and plastic ends and closures; high density film products; specialty packaging; and packaging services.

Third quarter 2002 sales were $358.4 million, compared with $329.2 million in the same quarter of 2001. Excluding restructuring charges in 2002 and, in 2001, excluding COLI adjustments and the effect of not amortizing goodwill, operating profit in the third quarter of 2002 for this segment was $26.8 million, versus $30.8 million in the third quarter of 2001.

The higher sales, compared with the same period in 2001, were due primarily to increased volume of approximately $36.0 million, driven principally by additional easy-open steel closures revenue at Sonoco Phoenix, which was acquired in 2001, new flexible packaging business and increased volume in high density film businesses, partially offset by lower composite can volume in certain snack food products and frozen concentrate. Also partially offsetting the higher sales from these businesses were lower selling prices of approximately $6.0 million, mainly attributed to the Company’s high density film business. Overall, volumes in the Consumer Packaging segment were up approximately 11 percent, compared with last year’s third quarter, including the impact of acquisitions completed in 2001.

Lower profits in this segment were primarily due to lower selling prices in high density film businesses, partially offset by lower resin costs, lower volume in composite cans, higher pension and post-retirement expense, and increased research and development spending. Earnings were also adversely affected by new

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations

continued

Third Quarter 2002 Compared with Third Quarter 2001, continued

Consumer Packaging Segment, continued

equipment start-up costs in the flexible packaging and metal ends businesses. These costs were partially offset by earnings from acquisitions completed in 2001 in the segment and productivity initiatives.

Restructuring charges of $0.6 million, recorded in the third quarter of 2002, included severance of $1.3 million reduced by net adjustments to previously recorded impaired equipment costs and other charges of $0.6 million and $.1 million, respectively.

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

Third quarter 2002 sales for the Industrial Packaging segment were $359.0 million, versus $320.0 million in the same period last year. Excluding restructuring charges in both years and, in 2001, excluding net gains from legal settlements, COLI adjustments and the effect of not amortizing goodwill, operating profit in the third quarter of 2002 for the segment was $36.6 million, versus $43.9 million in the third quarter of 2001.

The higher sales, compared to last year’s third quarter, were due primarily to higher volumes of approximately $34.0 million, driven principally by 2001 acquisitions and increased volume in the Company’s engineered carriers and paper operations, partially offset by lower volume in the Company’s molded plastics operations and cable and wire reels business, and lower average selling prices in engineered carriers, partially offset by higher selling prices of recovered paper sold externally. Overall, volumes in the Industrial Packaging segment were up approximately 11 percent over last year’s third quarter, including the impact of acquisitions completed in 2001.

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations
continued

Third Quarter 2002 Compared with Third Quarter 2001, continued

Industrial Packaging Segment, continued

Operating profits were lower than last year’s third quarter, primarily due to lower selling prices, the impact of higher raw material (OCC) prices and continued weakness in the Company’s molded plastics operations and cable and wire reels business. OCC costs per ton in the United States increased significantly beginning in April 2002 from $35 to a high in July 2002 of $130. OCC prices then dropped to $100 in August 2002 and $75 in September 2002. Similar OCC cost movement was experienced globally. To recover higher OCC costs, the Company implemented price increases in paperboard and converted products (tubes and cores) in the United States, Canada and Europe. However, due to the competitive market environment, the inherent lag time in recovering higher costs and the subsequent downward OCC movement, selling price increases did not offset the increase in OCC costs. During the fourth quarter, the Company expects implemented price increases to cover the net fourth quarter 2002 year over year change in OCC costs; however, this could be impacted by future OCC cost fluctuations. Earnings were also adversely affected by higher pension and post-retirement costs. The results of on-going productivity initiatives of approximately $7.0 million partially offset higher costs in the quarter.

Restructuring charges of $5.8 million, recorded in the third quarter of 2002, were primarily related to severance costs associated with plant consolidations in Europe.

Under the guidelines of FAS 142, purchased goodwill and intangibles with indefinite lives are no longer amortized in 2002. For comparative purposes, 2001 operating profit for the Industrial Packaging segment has been restated to exclude goodwill amortization of $2.0 million.

September 2002 Year-to-Date Compared with September 2001 Year-to-Date

Results of Operations

For the first nine months of 2002, consolidated net sales were $2.08 billion, versus $1.93 billion in the same period last year. The higher sales, compared with the same period in 2001, were due primarily to increased volume of approximately $174.0 million, principally as a result of the seven key acquisitions made during 2001; new flexible packaging business; and increased volumes in the engineered carriers/paper operations, partially offset by lower volume in the Company’s molded plastics operations, cable and wire reels business, and composite can operations. Higher packaging services revenue also contributed to the increase in sales.

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations
continued

September 2002 Year-to-Date Compared with September 2001 Year-to-Date

Results of Operations, continued

In addition, higher volume and higher selling prices of recovered paper sold externally were partially offset by lower average selling prices of approximately $36.0 million, primarily in engineered carriers and the high density film businesses. Company-wide volumes, including the impact of acquisitions completed in 2001, were up nine percent, compared with last year’s first nine months.

Net income for the first nine months of 2002 was $100.5 million, versus $64.4 million in the same period of 2001. Excluding restructuring charges in both years and, in 2001, excluding net gains from legal settlements, COLI adjustments and the effect of not amortizing goodwill, net income for the first nine months of 2002 was $106.6 million, versus $117.6 million in the same period last year. Operating results were impacted by lower selling prices of approximately $36.0 million, primarily in engineered carriers and high density film businesses, partially offset by external sales of recovered paper. Higher raw material costs for OCC were partially offset by lower resin costs in the high density film business. Higher volume, driven principally by the effect of acquisitions completed in 2001; higher volume in engineered carriers/paper operations; and increased flexible packaging business helped mitigate lower volume in the Company’s molded plastics operations, cable and wire reels business, and composite can operations. Earnings also included the favorable impact of on-going productivity initiatives which resulted in reduced costs of approximately $33.0 million, partially offset by higher pension and post-retirement costs.

Earnings per diluted share for the first nine months of 2002 were $1.03, compared with $0.67 in the same period in 2001. Excluding restructuring charges in both years and, in 2001, excluding net gains from legal settlements, COLI adjustments and the effect of not amortizing goodwill, earnings per diluted share were $1.10 and $1.23 for the first nine months of 2002 and 2001, respectively.

Consumer Packaging Segment

Sales for the first nine months of 2002 in the Consumer Packaging Segment were $1.04 billion, versus $952.3 million in the same period of 2001. The increase in sales was due primarily to increased volume of approximately $80.0 million, driven by additional easy-open steel closures revenue at Sonoco Phoenix , which was acquired in 2001; new flexible packaging business; and higher packaging services revenue, partially offset by decreased volume in composite cans. Higher revenue from these businesses was partially offset by lower selling prices of approximately $21.0 million, primarily in the Company’s high density film business.

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations
continued

September 2002 Year-to-Date Compared with September 2001 Year-to-Date

Consumer Packaging Segment, continued

Excluding restructuring charges in both years and, in 2001, excluding COLI adjustments and the effect of not amortizing goodwill, operating profit in this segment was $83.1 million, versus $87.9 million in the same period last year. Profits decreased primarily due to lower composite can volume; lower selling prices in high density film businesses, partially offset by lower resin costs; and higher pension and post-retirement expense in this segment. Earnings were also negatively impacted by new equipment start-up costs in the flexible packaging and metal ends businesses. These costs were partially offset by earnings from acquisitions completed in 2001 and productivity initiatives.

Restructuring charges of $2.6 million, recorded during the first nine months of 2002, primarily included severance and asset impairment costs, a portion of which is associated with the closing of a plant location in the United States.

Under the guidelines of FAS 142, purchased goodwill and intangibles with indefinite lives are no longer amortized in 2002. For comparative purposes, 2001 operating profit for the Consumer Packaging segment has been restated to exclude goodwill amortization of $3.0 million.

Industrial Packaging Segment

Sales for the first nine months of 2002 in this segment were $1.05 billion, versus $977.4 million in the same period last year. The higher sales, compared with the same period in 2001, were due primarily to increased volume of $94.0 million, driven principally by the effect of 2001 acquisitions and increased volume in the engineered carriers/paper operations, partially offset by lower volume in the Company’s cable and wire reels business, and molded plastics operations. Net volume increases were partially offset by lower average selling prices of approximately $15.0 million.

Excluding restructuring charges in both years and, in 2001, excluding net gains from legal settlements, COLI adjustments and the effect of not amortizing goodwill, operating profit for this segment for the first nine months of 2002 was $115.3 million, versus $130.8 million in the same period last year. Earnings in the segment were impacted by a decline in the Company’s price/cost relationship of approximately $31.0 million, primarily associated with lower average selling prices, partially offset by external sales of recovered paper and higher raw

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations
continued

September 2002 Year-to-Date Compared with September 2001 Year-to-Date

Industrial Packaging Segment, continued

material costs for OCC. To recover higher OCC costs, the Company implemented price increases in the second and third quarters of 2002 in paperboard and converted products (tubes and cores) in the United States, Canada and Europe. During the fourth quarter, the Company expects implemented price increases to cover the net fourth quarter 2002 year over year change in OCC costs; however, this could be impacted by future OCC cost fluctuations. Earnings were also impacted by on-going productivity initiatives which resulted in reduced costs of approximately $21.0 million, and higher volume, principally as a result of acquisitions completed in 2001, which were offset by lower volume in the Company’s cable and wire reels business and molded plastics operations, and higher pension and post-retirement costs.

During the first nine months of 2002, the segment recorded restructuring charges of $6.9 million, mainly attributed to the closing of a plant location in the United States and severance costs associated with plant consolidations in Europe.

Under the guidelines of FAS 142, purchased goodwill and intangibles with indefinite lives are no longer amortized beginning in 2002. For comparative purposes, 2001 operating profit for the Industrial Packaging segment has been restated to exclude goodwill amortization of $5.9 million.

During the fourth quarter of 2002, the Company announced the purchase of Texas Reel Company’s plywood reel operations in Sherman, Texas, and Coonrod Reel Company’s nailed wood reel operation in Boham, Texas. The purchase includes equipment, inventory, and intangible assets. Annual sales from these acquisitions in 2002 are expected to be approximately $10.0 million. The Texas Reel purchase was effective September 30, 2002, and the Coonrod Reel purchase was effective November 4, 2002.

Corporate

General corporate expenses have been allocated as operating costs to each of the segments and are included in the segment information presented above. Net interest expense increased $3.3 million and $3.9 million for the three-month and nine-month periods ended September 29, 2002, respectively, compared to the same periods last year. The increase was primarily driven by higher average debt levels in 2002 and higher interest rates associated with fixed rate debt securities issued in the fourth quarter of 2001. Although total debt outstanding at September 29, 2002 decreased by $41.3 million from September 30, 2001, average debt outstanding during the

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations
continued

Corporate continued,

third quarter of 2002 was up approximately $65.0 million compared with the same period in 2001. Debt associated with acquisitions made in 2001 was only outstanding for a portion of the third quarter in 2001. In addition, average interest rates increased over third quarter 2001 as the Company termed out $250.0 million of commercial paper by issuing 6.5 percent debentures in the fourth quarter of 2001.

Restructuring charges of $0.1 million, recorded in the third quarter of 2002, were comprised of severance and termination charges.

Based on the current market value of pension plan assets, the Company may be required to record an additional minimum pension liability adjustment at December 31, 2002 under the guidelines of Statement of Financial Accounting Standards No. 87, ‘Employers’ Accounting for Pensions’ (FAS 87). Pursuant to FAS 87, a minimum pension liability must be recognized when the accumulated benefit obligation exceeds the fair value of plan assets. Company contributions to the pension plans in the fourth quarter, if any, coupled with market returns on plan assets through December 31, 2002, will affect the amount of the additional minimum pension liability recorded, if any. The adjustment, if required, will be recorded as a charge to “Accumulated Other Comprehensive Loss” in the Company’s Condensed Consolidated Balance Sheet. This non-cash charge would not impact operating results and would not affect any of the Company’s existing credit agreements.

In addition, changes in interest rates and the expected market rate of return assumptions, and the resulting decline in the funded status of the Company’s defined benefit pension plans, will result in higher pension cost in 2003. From a funding perspective, the company has pre-funded its pension obligations, and does not expect to be required to make any additional contributions until 2004. However, it is the Company’s intent to continue funding the plans in an amount at least equal to the annual benefits paid from the plans.

The effective tax rate for the three-month and nine-month periods ended September 29, 2002, was 36 percent, compared with 38.1 percent and 50.9 percent, respectively, for the same periods last year. In 2001, excluding the impact of COLI charges and certain non-deductible foreign restructuring charges, the effective tax rate would have been 37.5 percent for both periods. The drop in the effective tax rate, from 37.5 percent in the three-month and nine-month periods ended September 30, 2001 to 36 percent for the same periods in 2002, is partially due to non-deductible goodwill amortization no longer being reported as an expense in 2002 under FAS 142. In addition, the Company’s 401(k) plan participants are now given the right to elect to receive cash dividends on Company stock in the plan which results in the tax deductibility of the related dividends paid by the Company.

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations
continued

Corporate continued,

As previously disclosed, the Company’s federal tax returns for the years 1996 through 1998 have been under examination by the Internal Revenue Service. The examination was concluded and there was no material impact to the Company.

Equity in earnings of affiliates/Minority interest in subsidiaries increased $0.5 million and $3.3 million for the three-month and nine-month periods ended September 29, 2002, respectively, over the same periods in 2001 primarily due to restructuring charges in 2001 and earnings improvement at affiliate operations in Canada and the United States, partially offset by earnings deterioration in France.

Goodwill and Intangible Assets

During the first quarter of 2002, the Company adopted Financial Accounting Standards No. 142 ‘Goodwill and Other Intangible Assets’ (FAS 142). Under FAS 142, purchased goodwill and intangible assets with indefinite lives are no longer amortized but instead tested for impairment at least annually. In connection with the adoption of FAS 142, the Company reclassified cost in excess of fair value of assets purchased (goodwill) to intangible assets of $10.9 million as of December 31, 2001. In addition, the Company expects that it will no longer record approximately $11.0 million annually of amortization expense relating to its existing goodwill. The Company completed its transitional goodwill impairment testing required by FAS 142 during the second quarter of 2002 and its annual goodwill impairment testing required by FAS 142 during the third quarter of 2002. Based on this impairment testing, no adjustment to the recorded goodwill balance was necessary.

The Consolidated Statements of Income for the three and nine month periods ended September 30, 2001 include in “Cost of Sales” $3.0 million and $8.9 million ($2.2 million and $6.7 million after tax), respectively, of goodwill amortization. No goodwill amortization is included for the corresponding periods of 2002.

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

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations
continued

New Accounting Pronouncements continued,

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, ‘Accounting for the Impairment or Disposal of Long-Lived Assets’ (FAS 144), which supersedes FASB Statement No. 121, ‘Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.’ This new statement also supercedes certain aspects of APB 30, ‘Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,’ with regard to reporting the effects of a disposal of a segment of a business. FAS 144 requires expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as previously required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The adoption of FAS 144 did not have a material effect on the Company’s financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, ‘Accounting for Costs Associated with Exit or Disposal Activities’ (FAS 146), which nullifies Emerging Issues Task Force Issue No. 94-3 (Issue 94-3), ‘Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).’ FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet applied the provisions of FAS 146, but does not expect the adoption of FAS 146 to have a material effect on its financial statements except for the timing of the recognition of costs associated with future exit or disposal activities.

Restructuring and Asset Impairment

During the first nine months of 2002, the Company recognized restructuring charges of $9.6 million ($6.1 million after tax), primarily related to the closing of a plant location in each of the Industrial and Consumer Packaging segments and severance costs associated with plant consolidations in Europe. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $8.6 million, asset impairment charges of $0.4 million, and other exit costs of $0.6 million. During 2001, the Company recognized restructuring charges of $53.6 million ($36.6 million after tax) as a result of restructuring actions announced during the year. The objective of the restructurings was to realign and centralize a number of staff functions and to remove approximately $53.0 million of annualized costs from the Company’s cost structure. With the

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations
continued

Restructuring and Asset Impairment continued,

exception of on-going pension subsidies and certain building lease termination expenses, costs associated with the restructuring actions are expected to be paid by the end of the fourth quarter 2003 using cash generated by operations. The Company anticipates recording additional restructuring charges during the fourth quarter of 2002.

Financial Position, Liquidity and Capital Resources

The Company’s financial position remained strong through the first nine months of 2002. The debt-to-capital ratio decreased to 44.6 percent at September 29, 2002 from 49.3 percent at December 31, 2001. The decrease is due to a $94.7 million net reduction in the Company’s overall debt since the end of 2001.

In February 2002, the Company entered into a swap to match the terms of a $150.0 million bond maturing in 2004. The swap qualified as a fair value hedge under Financial Accounting Standard No. 133, ‘Accounting for Derivative Instruments and Hedging Activities’ (FAS 133), and swapped fixed interest for floating. On August 1, 2002, the Company terminated this agreement and received $3.4 million in cash from the termination of this derivative instrument. In accordance with FAS 133, the 7 percent bonds were marked to fair market value through the date of this swap termination, and interest expense will be lowered by future amortization of the $3.4 million over the remaining 27 months until the bonds mature on November 15, 2004.

Net working capital decreased $15.5 million to $189.4 million during the first nine months of 2002, driven primarily by an increase in current liabilities. The increase in current liabilities is primarily attributed to an increase in trade accounts payable associated with a Company initiative to reduce working capital days during 2002.

Cash generated from operations of $214.3. million (after funding benefit plans of $41.0 million) was used to partially fund capital expenditures of $84.1 million, to pay dividends of $59.6 million and reduce debt by $94.7 million. The Company expects internally generated cash flows to be sufficient to meet operating and normal capital expenditure requirements on a short-term and long-term basis.

SONOCO PRODUCTS COMPANY
PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about the Company’s exposure to market risk was disclosed in its 2001 Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 28, 2002. Other than the previously disclosed interest rate swap termination and the potential minimum pension liability adjustment discussed in the Financial Position, Liquidity and Capital Resources and Corporate sections, respectively, of Management’s Discussion and Analysis of Financial Condition and Results of Operations, there have been no material quantitative or qualitative changes in market risk exposures since the date of that filing.

Item 4. Controls and Procedures

(a) Based on their evaluation of the Company’s disclosure controls and procedures (as defined in 17 C.F.R. Sections
240.13a-14(c) and 240.15d-14(c)) as of a date within 90 days prior to the filing of this quarterly report, the Company’s chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures was adequate.

(b) There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

See Certifications provided at the end of this 10-Q pursuant to SEC Rules 13a-14, 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit 15 — Letter re: unaudited interim financial information.
Exhibit 99 – Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	No Current Reports on Form 8-K were filed by the Company during the third quarter of 2002.

S O N O C O   P R O D U C T S   C O M P A N Y

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY (Registrant)

Date: November 12, 2002	By: /s/ C. J. Hupfer C. J. Hupfer Vice President and Chief Financial Officer

CERTIFICATIONS

I, Harris E. DeLoach, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sonoco Products Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/Harris E. DeLoach, Jr.

Harris E. DeLoach, Jr. Chief Executive Officer

CERTIFICATIONS

I, Charles J. Hupfer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sonoco Products Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Charles J. Hupfer Charles J. Hupfer Vice President and Chief Financial Officer

SONOCO PRODUCTS COMPANY
EXHIBIT INDEX

Exhibit
Number	Description

15	Letter re: unaudited interim financial information

99	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002