Form 10-K
period 2002-12-31
SONOCO PRODUCTS CO
filed 2003-03-07
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

☐  TRANSITION REPORT PURSUANT TO SECTION 13 or
15(d) of THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ____________ to ______________

Commission file number 0-516

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the act). Yes ☒  No ☐

The aggregate market value of voting common stock held by nonaffiliates of the registrant (based on the New York Stock Exchange closing price) on June 30, 2002, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $2,552,805,014. The aggregate market value of voting common stock held by nonaffiliates of the registrant (based on the New York Stock Exchange closing price) on March 2, 2003, was $1,874,373,624. Registrant does not (and did not at June 30, 2002 or March 2, 2003) have any non-voting common stock outstanding.

As of March 2, 2003, there were 96,675,549 shares of no par value common stock outstanding.

Documents Incorporated by Reference

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2002, are incorporated by reference in Parts I and II; portions of the Proxy Statement for the annual meeting of shareholders to be held on April 16, 2003, are incorporated by reference in Part III.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Forward-Looking Statements

This Annual Report on Form 10-K includes and incorporates by reference “forward-looking statements” within the meaning of the securities laws. All statements that are not historical facts are “forward-looking statements.” The words “estimate,” “project,” “intend,” “expect,” “believe,” “plan,” “anticipate,” “objective,” “goal,” and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding offsetting high raw material costs, adequacy of income tax provisions, refinancing of debt, adequacy of cash flows, effects of acquisitions and dispositions, adequacy of provisions for environmental liabilities, and financial strategies and the results expected from them.

These forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include without limitation: availability and pricing of raw materials; success of new product development and introduction; ability to maintain or increase productivity levels; international, national and local economic and market conditions; ability to maintain market share; pricing pressures and demand for products; continued strength of our paperboard-based engineered carrier and composite can operations; anticipated results of restructuring activities; resolution of income tax contingencies; ability to successfully integrate newly acquired businesses into our operations; currency stability and the rate of growth in foreign markets; use of financial instruments to hedge foreign exchange, interest rate and commodity price risk; actions of government agencies; loss of consumer confidence; and economic disruptions resulting from terrorist activities.

We undertake no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.

Part I

Item 1	Business

(a)	General development of business — The Company is a South Carolina corporation founded in Hartsville, South Carolina in 1899 as the Southern Novelty Company. The name was subsequently changed to Sonoco Products Company (the “Company” or “Sonoco”). Sonoco is a manufacturer of industrial and consumer packaging products and provider of packaging services, with approximately 300 locations in 32 countries, serving customers in some 85 nations.

Acquisitions/dispositions/joint venture/restructuring — Notes 2 and 3 to the Consolidated Financial Statements on pages 43 and 44 of the 2002 Annual Report to Shareholders (the “2002 Annual Report”) are incorporated herein by reference.

(b)	Financial information about industry segments — Note 16 to the Consolidated Financial Statements on page 52 of the 2002 Annual Report is incorporated herein by reference.

(c)	Narrative description of business —

Product distribution — Each of the Company’s operating units has its own sales staff and maintains direct sales relationships with its customers. Some of the units have service staff at the manufacturing facility that interacts directly with the customers. The major businesses in the Industrial Packaging segment also have a customer service center located in Hartsville, South Carolina that is the main contact point between these business units and customers. Divisional sales personnel also provide sales management, marketing and product development assistance as needed. For those customers

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Part I (continued)

Product distribution, continued

that buy from more than one business unit, the Company assigns a single representative or team of specialists to handle that customer’s needs. Product distribution is normally directly from the manufacturing plant to the customer. There are cases where product is warehoused in a mutually advantageous location to be shipped to the customer as needed.

Industrial Packaging Segment

The Industrial Packaging segment accounted for approximately 50% of the Company’s sales in 2002. Sonoco’s engineered carriers (tubes and cores), along with the Company’s integrated paper operations, is the largest revenue-producing business in the Company serving its markets through 111 converting facilities on five continents. Sonoco’s paper operations provide the primary raw material for the Company’s fiber-based packaging. This vertical integration strategy is backed by 31 paper mills with 43 paper machines in 13 countries. In 2002, Sonoco had the capacity to manufacture approximately two million tons of recycled paperboard. The products, services, and markets of the Industrial Packaging segment are as follows:

	Products and Services	Markets

Engineered Carriers	Paperboard tubes, cores, roll packaging, supply chain packaging services, molded plugs	Construction, film, flowable products, metal, paper mill, shipping and storage, tape and label, textiles, converters

Paper	Recycled paperboard, chipboard, tubeboard, lightweight corestock, boxboard, linerboard, specialty grades, beverage insulators	Converted paper products, spiral winders, beverage insulators, displays, gaming

Molded & Extruded Plastics	Injection molded and extrusion molded plastics	Textiles, wire and cable, fiber optics, plumbing, filtration, automotive, food services, medical, healthcare

Wire & Cable Reels	Baker™ steel, nailed wooden, plywood, recycled and poly-fiber reels	Wire and cable industry

Protective Packaging	Paperboard packaging forms and transparent unitizing film	Household appliances, consumer electronics, lawn and garden, furniture, office furnishing, kitchen and bath cabinets, automotive, and bulk packaging such as palletized consumer goods

Consumer Packaging Segment

The Consumer Packaging segment accounted for approximately 50% of the Company’s sales in 2002. Sonoco’s composite can business is the Company’s second largest business. The operations consist of 37 can plants throughout the world. The products, services, and markets of the Consumer Packaging segment are as follows:

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Part I (continued)

Consumer Packaging Segment, continued

	Products and Services	Markets

Rigid Packaging	Round and shaped composite paperboard cans, single wrap paperboard packs, fiber and plastic cartridges, rigid plastic containers	Food: snacks, nuts, cookies and crackers, confectionery, frozen concentrate, powdered beverage and infant formula, coffee, refrigerated dough, spices/seasonings, nutritional supplements, pet food and treats Nonfood: adhesives, caulks, powdered and tabbed cleansers, chemicals, lawn and garden, automotive, photography and cameras, pet litter additives and flea powders

Closures	Aluminum, steel and peelable membrane easy open closures for composite, metal and plastic containers	Canned processed foods, coffee, beverage, powdered beverages and infant formula, snacks, nuts, nutritional supplements, spices and seasonings, pet food and treats and nonfood products

Printed Flexible Packaging	Flexible packaging made from thin gauge, high-value-added rotogravure, flexographic and combination printed film including laminations	Beverage, coffee, confectionery, home and personal care, snacks, pet food

High Density Film	Plastic grocery bags, retail bags, T-shirt roll bags, agricultural film, quick service restaurant bags, produce bags	Supermarkets, high-volume retail outlets, convenience stores, agriculture, quick service restaurants

Packaging Services & Folding Cartons	Packaging supply-chain management services, point-of-purchase displays, blister packs, paperboard cartons and packaging	Personal care, beauty, health care, electronics, food, pharmaceuticals, hosiery, confectionery, printing products

Glass Covers & Coasters	Custom-printed Rixie™ coasters and Stancap™ glass covers	Hotels and resorts, casinos, country clubs, catering services, cruise lines, airlines, healthcare facilities, restaurants

Artwork Management	Branded artwork, online and offline prepress management services	Consumer products

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Part I (continued)

Raw Materials — The principal raw materials used by the Company are recovered paper, paperboard, metal, and plastic resins. Recovered paper used in the manufacture of paperboard is purchased either directly from suppliers near manufacturing operations or through the Company’s subsidiary, Paper Stock Dealers, Inc. Other raw materials are purchased from a number of outside sources. The Company considers the supply and availability of raw materials to be adequate to meet its needs.

Patents, Trademarks, and Related Contracts — Most inventions are made by members of Sonoco’s research and engineering staff and have been, and continue to be, important to the Company’s growth. Patents have been granted on many of these inventions in the United States and other countries. These patents are managed globally by a Sonoco intellectual capital management team through two of the Company’s subsidiaries, Sonoco Development Inc. and SPC Resources, Inc. Some of these patents have been licensed to other manufacturers including Sonoco’s associated companies. Sonoco also licenses a few patents from outside companies for business unit use. U.S. patents expire after 17 or 20 years depending on issue date. New patents replace many of the abandoned or expired patents. Most of Sonoco’s products are marketed worldwide under trademarks such as the name SONOCO®, SONOTUBE®, QUIKMATE®, HELPMATE®, SAFE-TOP®, SEALED SAFE®, DURO® and DUROX®

Seasonality — Neither of the Company’s segments are seasonal to any significant degree.

Dependence on Customers — In 2002, neither the Consumer nor the Industrial Packaging segment relied upon one single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on the segment. On an aggregate basis, the five largest customers in the Industrial Packaging segment accounted for approximately 9% of segment sales while the five largest customers in the Consumer Packaging segment accounted for approximately 28% of segment sales. Sales to these customers are comprised of many different product lines and no single customer represents 10% of the consolidated revenue of the Company. Sonoco believes that the loss of any single customer would not have a material adverse effect on the Company.

Backlog — Most customer orders are manufactured with a lead time of three weeks or less. Therefore, the amount of backlog orders at December 31, 2002 and 2001 were not material. The Company expects all backlog orders at December 31, 2002 to be shipped during 2003.

Competition — The Company’s products are sold in highly competitive market environments which include paper, textiles, films, food, chemicals, pharmaceuticals, packaging, oil, construction, and wire and cables. Within each of these markets, supply and demand are the major factors controlling the market environment. Additionally, and to a lesser degree, these markets are influenced by the overall rate of economic activity. Throughout the year, the Company remained highly competitive within each of the markets served. The Company manufactures and sells many of its products globally. Having operated internationally since 1923, the Company considers its ability to serve its customers worldwide in a timely, consistent and cost-effective manner a competitive advantage. The Company also believes its technological leadership, reputation for quality, and vertical integration have enabled it to coordinate its product development and global expansion with the rapidly changing needs of its major customers, who demand high-quality, state-of-the-art, environmentally compatible packaging. In addition, the Company is focusing on productivity improvements with the objective of being the low-cost producer in value-added niches of the packaging market. The Company continues to pursue several productivity initiatives aimed at reducing costs and improving processes using the latest in information technology.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Part I (continued)

Research and Development — Company-sponsored research and development expenses totaled $13.8 million in 2002, $12.9 million in 2001, and $12.4 million in 2000. Customer-sponsored research and development costs were not material for each of these periods. Significant projects in Sonoco’s Industrial Packaging segment during 2002 included efforts to design new products for the construction industry and to enhance performance characteristics of the Company’s engineered carriers in the textile, film, and paper packaging areas, as well as projects aimed at enhancing productivity. The Consumer Packaging segment continued to invest in new materials technology and new process technology for a range of packaging options, including composite cans and other forms of shaped packaging.

Compliance with Environmental Laws — Note 14 to the Consolidated Financial Statements on page 51 of the 2002 Annual Report is incorporated herein by reference.

Number of Employees — Sonoco had approximately 17,400 employees as of December 31, 2002.

(d)	Financial information about geographic areas — Note 16 to the Consolidated Financial Statements on page 52 of the 2002 Annual Report and the information about market risk under the caption “Risk Management” on pages 33 and 34 of the 2002 Annual Report are incorporated herein by reference.

(e)	Available information — The Company electronically files with the Securities and Exchange Commission (SEC) its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its periodic reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934. The SEC maintains a site on the internet, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Sonoco also makes these filings available free of charge through its internet site, www.sonoco.com, as soon as reasonably practical after electronic filing of such material with the SEC.

(f)	Executive Officers of the Registrant — The executive officers of the Company are: Harris E. DeLoach, Jr., Jim C. Bowen, Allan V. Cecil, Cynthia A. Hartley, Ronald E. Holley, Charles J. Hupfer, Eddie L. Smith, and Charles L. Sullivan, Jr. Additional information about each of the executive officers, including their ages, positions and offices held with Sonoco, terms of office, and business experience for the past five years, is set forth in the 2002 Annual Report on page 58 under the caption “Corporate Officers” and is incorporated herein by reference.

Item 2	Properties — The Company’s main plant and corporate offices are owned and operated in Hartsville, South Carolina. There are 126 owned and 115 leased facilities used by operations in the Industrial Packaging Segment and 33 owned and 32 leased facilities used by operations in the Consumer Packaging segment. Europe, the largest foreign geographic location, has 43 manufacturing locations.

Item 3	Legal proceedings — Note 14 to the Consolidated Financial Statements on page 51 of the 2002 Annual Report is incorporated herein by reference.

Item 4	Submission of matters to a vote of security holders — None.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Part II

Item 5	Market for the registrant’s common equity and related stockholder matters — The information relating to market price and cash dividends under Selected Quarterly Financial Data on page 26 of the 2002 Annual Report is incorporated herein by reference. The Company’s common stock is traded on the New York Stock Exchange under the stock symbol “SON”. At December 31, 2002, there were approximately 50,000 shareholder accounts.

Item 6	Selected financial data — The Selected Eleven-Year Financial Data provided on pages 54 and 55 of the 2002 Annual Report are incorporated herein by reference.

Item 7	Management’s discussion and analysis of financial condition and results of operations — Management’s Discussion & Analysis of Operations and Financial Condition on pages 27 - 38 of the 2002 Annual Report is incorporated herein by reference.

Item 7A	Quantitative and qualitative disclosures about market risk — The information set forth under the caption “Risk Management” on pages 33 and 34 of Management’s Discussion & Analysis of Operations and Financial Condition of the 2002 Annual Report is incorporated herein by reference.

Item 8	Financial statements and supplementary data — The following items provided in the 2002 Annual Report are incorporated herein by reference: the Selected Quarterly Financial Data on page 26; the Consolidated Financial Statements and Notes to the Consolidated Financial Statements on pages 39 - 53; and the Report of Independent Accountants on page 56.

Item 9	Changes in and disagreements with accountants on accounting and financial disclosure — None.

Part III

Item 10	Directors and executive officers of the registrant — The sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” as shown on pages 7 - 12 and page 34, respectively, of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders’ to be held April 16, 2003 (the “Proxy Statement”), set forth information with respect to the directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 and are incorporated herein by reference. Information about executive officers of the Company is set forth under Item 1 of this Report on Form 10-K.

Item 11	Executive compensation — Information with respect to the compensation of directors and certain executive officers as shown on pages 17 and 18 of the Company’s definitive Proxy Statement under the captions “Directors’ Compensation” and “Compensation Committee Interlocks and Insider Participation”, and on pages 28 - 32 under the captions “Summary Compensation Table”, “Long-Term Incentive Plans — Awards in Last Fiscal Year”, “Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values”, “Option Grants in Last Fiscal Year”, and “Pension Plan Table”, is incorporated herein by reference.

Item 12	Security ownership of certain beneficial owners and management and related stockholder matters — Information with respect to the beneficial ownership of the Company’s Common Stock by management and others as shown on pages 20 - 22 of the Company’s definitive Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” is incorporated herein by reference.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Part III (continued)

Equity Compensation Plan Information

The following table sets forth aggregated information about all of the Company’s compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance as of December 31, 2002.

Plan category	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available
	exercise of outstanding	outstanding options,	for future issuance
	options, warrants,	warrants, and rights	under equity
	and rights		compensation plans
			(excluding securities
			reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	8,731,243	$23.85	4,333,535

Equity compensation plans not approved by security holders[1]	945,100	$29.63	0

Total	9,676,343	$24.42	4,333,535

[1]	On December 31, 1998, the Company granted special one-time Centennial stock options of 100 shares to substantially all of its employees. These options are exercisable at the closing price of the shares on the date of grant and expire after six years.

Item 13	Certain relationships and related transactions — The following items contained in the Company’s definitive Proxy Statement are incorporated herein by reference: the sections titled “Compensation Committee Interlocks and Insider Participation” on pages 17 and 18; and “Transactions with Management” on pages 18 and 19.

Item 14	Controls and Procedures

(a) Based on their evaluation of the Company’s disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)) as of a date within 90 days prior to the filing of this annual report, the Company’s chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures was adequate.

(b) There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

See Certifications provided at the end of this 10-K pursuant to SEC Rules 13a-14, 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Part IV

Item 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Financial Statements: Consolidated Balance Sheets as of December 31, 2002 and 2001; and Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders’ Equity, and Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

	2.	Financial Statement Schedules:

		Report of Independent Accountants on Financial Statement Schedule for each of the three years in the period ended December 31, 2002.

		Schedule II — Valuation and Qualifying Accounts

		All other schedules are omitted because they are not required, are not applicable or the required information is given in the financial statements or notes thereto.

	3.	Exhibits

3-1	Articles of Incorporation, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 1999)
3-2	By-Laws, as amended
4	Instruments Defining the Rights of Securities Holders, including Indentures (incorporated by reference to the Registrant’s Forms S-3 (File Numbers 33-40538, 33-50503, 333-12701 and 333-69388))
10-1	1983 Sonoco Products Company Key Employee Stock Option Plan (incorporated by reference to the Registrant’s Form S-8 dated September 4, 1985)
10-2	1991 Sonoco Products Company Key Employee Stock Plan, as amended
10-3	Sonoco Products Company 1996 Non-Employee Directors’ Stock Plan (incorporated by reference to the Registrant’s Form S-8 dated September 25, 1996, file No. 333-12657)
10-4	Sonoco Savings Plan (incorporated by reference to the Registrant’s Form S-8 filed October 28, 2002, File No. 333-100799)
10-5	Sonoco Products Company Centennial Shares Plan (incorporated by reference to the Registrant’s Form S-8 filed December 30, 1998, file No. 333-69929)
10-6	Credit Agreement, dated as of July 10, 2002, among Sonoco Products Company, the several lenders from time to time party thereto and Bank of America, N.A., as agent (incorporated by reference to the Registrant’s Form 10-Q for the quarter ending June 30, 2002)
10-7	Amendment dated November 1, 2002 to Credit Agreement dated as of July 10, 2002
10-8	Deferred Compensation Plan for Corporate Officers of Sonoco Products Company
10-9	Omnibus Benefit Restoration Plan of Sonoco Products Company
13	2002 Annual Report to Shareholders (portions incorporated by reference)
21	Subsidiaries of the Registrant
23	Consent of Independent Accountants
99-1	Proxy Statement, filed in conjunction with annual shareholders’ meeting scheduled for April 16, 2003 (previously filed)
99-2	Form 11-K Annual Report — 1991 Sonoco Products Company Key Employee Stock Option Plan

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Part IV (continued)

99-3	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K: No current reports on Form 8-K were filed during the fourth quarter of 2002.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Directors of
Sonoco Products Company

Our audits of the consolidated financial statements referred to in our report dated January 29, 2003 appearing in the 2002 Annual Report to Shareholders of Sonoco Products Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Charlotte, North Carolina
January 29, 2003

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
for the years ended 2002, 2001, and 2000
(Dollars in thousands)

Column A	Column B	Column C	Column D		Column E

	Balance at	Charged to			Balance at
	Beginning of	Costs and			end of
Description	Year	Expenses	Deductions		Year

2002

Allowance for Doubtful Accounts	$7,294	$6,057	$5,016	(1)	$8,335

LIFO Reserve	$10,352		$68	(2)	$10,284

Valuation Allowance on Deferred Tax Assets	$21,727	$14,004 (4)			$35,731

2001

Allowance for Doubtful Accounts	$5,714	$7,709	$6,129	(1)	$7,294

LIFO Reserve	$9,447	$1,372	$467	(2)	$10,352

Valuation Allowance on Deferred Tax Assets	$25,530		$3,803	(3)	$21,727

2000

Allowance for Doubtful Accounts	$6,969	$5,604	$6,859	(1)	$5,714

LIFO Reserve	$9,994		$547	(2)	$9,447

Valuation Allowance on Deferred Tax Assets	$27,937		$2,407	(3)	$25,530

(1)	Includes amounts written off and translation adjustments.

(2)	Includes adjustments based on pricing and inventory levels.

(3)	Includes foreign net operating loss utilization in 2001 and 2000.

(4)	Increase related to net operating losses of foreign subsidiaries and additional capital losses for which no tax benefit can be realized.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of March 2003.

SONOCO PRODUCTS COMPANY

/s/ Harris E. DeLoach, Jr.

Harris E. DeLoach, Jr.
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 7th day of March 2003.

/s/ C. J. Hupfer

C. J. Hupfer
Vice President and Chief Financial Officer
(principal financial and accounting officer)

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

SIGNATURES, Continued

/s/ C. W. Coker C. W. Coker	Director (Chairman)

/s/ H. E. DeLoach,Jr. H. E. DeLoach, Jr.	President, Chief Executive Officer and Director

/s/ C. J. Bradshaw C. J. Bradshaw	Director

/s/ R. J. Brown R. J. Brown	Director

/s/ F. L. H. Coker F. L. H. Coker	Director

/s/ J. L. Coker J. L. Coker	Director

/s/ A. T. Dickson A. T. Dickson	Director

/s/ C. C. Fort C. C. Fort	Director

/s/ P. Fulton P. Fulton	Director

/s/ B. L. M. Kasriel B. L. M. Kasriel	Director

/s/ E. H. Lawton, III E. H. Lawton, III	Director

/s/ H. L. McColl, Jr. H. L. McColl, Jr.	Director

/s/ J. H. Mullin, III J. H. Mullin, III	Director

T. E. Whiddon	Director

/s/ D. D. Young D. D. Young	Director

CERTIFICATIONS

I, Harris E. DeLoach, Jr., certify that:

1.     I have reviewed this Annual Report on Form 10-K of Sonoco Products Company;

2.     Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.     Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s independent accountants and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003	/s/Harris E. DeLoach, Jr.

Harris E. DeLoach, Jr.
Chief Executive Officer

CERTIFICATIONS

I, Charles J. Hupfer, certify that:

1.     I have reviewed this Annual Report on Form 10-K of Sonoco Products Company;

2.     Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.     Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s independent accountants and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003	/s/Charles J. Hupfer

Charles J. Hupfer
Vice President and Chief Financial Officer
(principal financial and accounting officer)

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

EXHIBIT INDEX

Exhibit
Number	Description

3-1	Articles of Incorporation, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 1999)
3-2	By-Laws, as amended
4	Instruments Defining the Rights of Securities Holders, including Indentures (incorporated by reference to the Registrant’s Forms S-3 (File Numbers 33-40538, 33-50503, 333-12701 and 333-69388))
10-1	1983 Sonoco Products Company Key Employee Stock Option Plan (incorporated by reference to the Registrant’s Form S-8 dated September 4, 1985)
10-2	1991 Sonoco Products Company Key Employee Stock Plan, as amended
10-3	Sonoco Products Company 1996 Non-Employee Directors’ Stock Plan (incorporated by reference to the Registrant’s Form S-8 dated September 25, 1996, file No. 333-12657)
10-4	Sonoco Savings Plan (incorporated by reference to the Registrant’s Form S-8 filed October 28, 2002, File No. 333-100799)
10-5	Sonoco Products Company Centennial Shares Plan (incorporated by reference to the Registrant’s Form S-8 filed December 30, 1998, file No. 333-69929)
10-6	Credit Agreement, dated as of July 10, 2002, among Sonoco Products Company, the several lenders from time to time party thereto and Bank of America, N.A., as agent (incorporated by reference to Registrant’s Form 10-Q for the quarter ending June 30,2002)
10-7	Amendment dated November 1, 2002 to Credit Agreement dated as of July 10, 2002
10-8	Deferred Compensation Plan for Corporate Officers of Sonoco Products Company
10-9	Omnibus Benefit Restoration Plan of Sonoco Products Company
13	2002 Annual Report to Shareholders (portions incorporated by reference)
21	Subsidiaries of the Registrant
23	Consent of Independent Accountants
99-1	Proxy Statement, filed in conjunction with annual shareholders’ meeting scheduled for April 16, 2003 (previously filed)
99-2	Form 11-K Annual Report — 1991 Sonoco Products Company Key Employee Stock Option Plan
99-3	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.