Form 10-Q
period 2003-03-30
SONOCO PRODUCTS CO
filed 2003-05-06
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC

20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 30, 2003	Commission File No. 0-516

SONOCO PRODUCTS COMPANY

Incorporated under the laws of South Carolina	I.R.S. Employer Identification No. 57-0248420

One North Second Street
Post Office Box 160
Hartsville, South Carolina 29551-0160
Telephone: 843-383-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes   X         No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X         No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at May 4, 2003:

Common stock, no par value: 96,685,148

SONOCO PRODUCTS COMPANY

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets — March 30, 2003 (unaudited) and December 31, 2002

Condensed Consolidated Statements of Income — Three Months Ended March 30, 2003 (unaudited) and March 31, 2002 (unaudited)

Condensed Consolidated Statements of Cash Flows - Three Months Ended March 30, 2003 (unaudited) and March 31, 2002 (unaudited)

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

SIGNATURE

CERTIFICATIONS

Part I. Financial Information
     Item 1. Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands)

	March 30,
	2003	December 31,
	(unaudited)	2002*

Assets
Current Assets
Cash and cash equivalents	$43,685	$31,405
Trade accounts receivable, net of allowances	348,959	314,429
Other receivables	40,899	32,724
Inventories:
Finished and in process	122,550	118,512
Materials and supplies	138,131	126,042
Prepaid expenses and other	43,897	40,155

	738,121	663,267
Property, Plant and Equipment, Net	967,486	975,368
Goodwill	364,233	359,418
Other Assets	438,511	438,386

Total Assets	$2,508,351	$2,436,439

Liabilities and Shareholders’ Equity
Current Liabilities
Payable to suppliers	$256,458	$248,640
Accrued expenses and other	181,013	169,817
Notes payable and current portion of long-term debt	136,509	134,500
Taxes on income	18,680	5,639

	592,660	558,596
Long-Term Debt	700,226	699,346
Pension and Other Postretirement Benefits	127,022	121,176
Deferred Income Taxes and Other	195,578	189,896
Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares
96,686 and 96,640 shares outstanding, of which 96,459 and 96,380 were issued at March 30, 2003 and December 31, 2002, respectively	7,175	7,175
Capital in excess of stated value	325,702	324,295
Accumulated other comprehensive loss	(196,873)	(212,164)
Retained earnings	756,861	748,119

Total Shareholders’ Equity	892,865	867,425

Total Liabilities and Shareholders’ Equity	$2,508,351	$2,436,439

*     The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended

	March 30,	March 31,
	2003	2002

Net sales	$681,444	$654,236

Cost of sales	551,478	519,027

Selling, general and administrative expenses	73,604	70,613

Restructuring charges (see Note 5)	1,337	1,439

Income before interest and taxes	55,025	63,157

Interest expense	12,730	13,507

Interest income	(447)	(427)

Income before income taxes	42,742	50,077

Provision for income taxes	15,387	18,007

Income before equity in earnings of affiliates/ Minority interest in subsidiaries	27,355	32,070

Equity in earnings of affiliates/Minority interest in subsidiaries	1,643	1,477

Net income	$28,998	$33,547

Average common shares outstanding:
Basic	96,672	95,946

Diluted	96,958	96,817

Per common share
Net income:
Basic	$0.30	$0.35

Diluted	$0.30	$0.35

Cash dividends	$0.21	$0.20

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended

	March 30,	March 31,
	2003	2002

Cash Flows from Operating Activities:
Net income	$28,998	$33,547
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring reserve (noncash)	—	383
Depreciation, depletion and amortization	39,258	38,387
Equity in earnings of affiliates/Minority interest in subsidiaries	(1,643)	(1,477)
Cash dividends from affiliated companies	300	1,121
(Gain) loss on disposition of assets	(113)	108
Deferred taxes	4,355	728
Changes in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments
Receivables	(39,671)	(26,159)
Inventories	(13,801)	7,831
Prepaid expenses	(3,261)	4,712
Payables and taxes	18,586	1,366
Other assets and liabilities	7,647	(21,548)

Net cash provided by operating activities	40,655	38,999

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(25,425)	(22,963)
Proceeds from the sale of assets	448	479

Net cash used by investing activities	(24,977)	(22,484)

Cash Flows From Financing Activities:
Proceeds from issuance of debt	6,431	10,880
Principal repayment of debt	(3,200)	(5,660)
Net increase (decrease) in commercial paper borrowings	1,500	(2,000)
Net increase (decrease) in bank overdrafts	11,077	(6,316)
Cash dividends	(20,256)	(19,126)
Common shares issued	1,049	6,857

Net cash used by financing activities	(3,399)	(15,365)

Effects of Exchange Rate Changes on Cash	1	(67)

Net Increase in Cash and Cash Equivalents	12,280	1,083

Cash and cash equivalents at beginning of period	31,405	36,130

Cash and cash equivalents at end of period	$43,685	$37,213

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 1:	Basis of Interim Presentation

In the opinion of the management of Sonoco Products Company (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for the interim periods reported hereon. Operating results for the three months ended March 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report for the fiscal year ended December 31, 2002.

Certain prior year amounts in the Condensed Consolidated Balance Sheet at December 31, 2002 have been reclassified to conform with the current period presentation.

Note 2:	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended

	March 30,	March 31,
	2003	2002

Numerator:
Net income	$28,998	$33,547

Denominator:
Average common shares outstanding	96,672,000	95,946,000
Dilutive effect of:
Employee stock options	125,000	766,000
Contingent employee share awards	161,000	105,000

Diluted outstanding shares	96,958,000	96,817,000

Reported net income per common share:
Basic	$0.30	$0.35
Diluted	$0.30	$0.35

Stock options to purchase approximately 8,657,000 and 3,416,000 shares at March 30, 2003 and March 31, 2002, respectively, were not dilutive and, therefore, are not included in the computations of diluted income per common share amounts. No adjustments were made to reported net income in the computations of earnings per share.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollars in thousands except per share data)
(unaudited)

Note 3:	Comprehensive Income

The following table reconciles net income to comprehensive income:

	Three Months Ended

	March 30,	March 31,
	2003	2002

Net income	$28,998	$33,547

Other comprehensive income (loss):

Foreign currency translation adjustments	14,097	(4,975)

Other adjustments, net of tax	1,194	660

Comprehensive income	$44,289	$29,232

The following table summarizes the components of the current period change in the accumulated other comprehensive loss balance:

	Foreign	Minimum		Accumulated
	Currency	Pension		Other
	Translation	Liability		Comprehensive
	Adjustments	Adjustment	Other	Loss

Balance at December 31, 2002	$(161,809)	$(50,423)	$68	$(212,164)

Year to date change	14,097	—	1,194	15,291

Balance at March 30, 2003	$(147,712)	$(50,423)	$1,262	$(196,873)

The Minimum Pension Liability Adjustment and Other items presented above are shown net of tax. The cumulative deferred tax benefit of the Minimum Pension Liability Adjustments was $22,548 at March 30, 2003. Additionally, the deferred tax liability of Other Items was $661 as of March 30, 2003.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollars in thousands except per share data)
(unaudited)

Note 4:	Financial Segment Information

Sonoco reports its results in two primary segments, Industrial Packaging and Consumer Packaging. The Industrial Packaging segment includes the following products: high performance paper, plastic and composite engineered carriers; paperboard; wooden, metal and composite reels for wire and cable packaging; fiber-based construction tubes and forms; custom designed protective packaging; and supply chain management capabilities. The Consumer Packaging segment includes the following products and services: round and shaped rigid packaging, both composite and plastic; printed flexible packaging; metal and plastic ends and closures; high density film products; specialty packaging; and packaging services.

FINANCIAL SEGMENT INFORMATION (Unaudited)

	Three Months Ended

	March 30, 2003	March 31, 2002

Net Sales

Industrial Packaging	$342,217	$325,697

Consumer Packaging	339,227	328,539

Consolidated	$681,444	$654,236

Operating Profit

Industrial Packaging	$30,705	$36,993

Consumer Packaging	25,657	27,603

Restructuring charges	(1,337)	(1,439)

Interest, net	(12,283)	(13,080)

Consolidated	$42,742	$50,077

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollars in thousands except per share data)
(unaudited)

Note 5:	Restructuring Charges

Effective January 1, 2003, the Company adopted Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146), which nullifies Emerging Issues Task Force Issue No. 94-3 (Issue 94-3), ‘Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).’ FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of FAS 146 is not expected to have a material effect on the Company’s financial statements except for the timing of the recognition of costs associated with future exit or disposal activities.

During the first quarter of 2003, the Company recognized restructuring charges, net of adjustments, of $1,337 ($856 after tax) primarily associated with additional severance costs in Europe in the Industrial Packaging segment and additional lease termination and restoration costs associated with prior plant closings in the Consumer Packaging segment. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $637 and other exit costs of $700. Additionally, during 2002, the Company recognized restructuring charges of $12,647 ($8,095 after tax) as a result of restructuring actions announced during the year. Of this amount, charges of $1,439 ($923 after tax) were recognized during the first quarter of 2002. At December 31, 2002, $14,376 remained accrued on the Condensed Consolidated Balance Sheet related to plans announced during 2001 and 2002. These restructuring plans include a global reduction of 480 salaried positions (254 in the United States) and 865 hourly positions (646 in the United States), including the closure of 17 plant locations. As of March 30, 2003, 14 plant locations have been closed, and approximately 1,220 employees have been terminated (420 salaried and 800 hourly).

The following table sets forth the activity in the restructuring accrual included in “Accrued expenses and other” on the Condensed Consolidated Balance Sheets. These costs are included in “Restructuring charges” on the Condensed Consolidated Statements of Income.

	Severance and
	Termination	Other
	Benefits	Exit Costs	Total

Beginning liability 12/31/2002	$9,162	$5,214	$14,376
New charges	897	—	897
Cash payments	(1,952)	(500)	(2,452)
Adjustments	(260)	700	440

Ending liability 3/30/2003	$7,847	$5,414	$13,261

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollars in thousands except per share data)
(unaudited)

Note 5:	Restructuring Charges continued,

The Company expects to pay the remaining restructuring costs, with the exception of on-going pension subsidies and certain building lease termination expenses, by the end of 2003 using cash generated from operations.

Note 6:	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 30, 2003, are as follows:

	Industrial	Consumer
	Packaging	Packaging
	Segment	Segment	Total

Balance as of January 1, 2003	$211,325	$148,093	$359,418

Goodwill purchase price adjustment	362	—	362
Foreign currency translation	1,705	2,748	4,453

Balance as of March 30, 2003	$213,392	$150,841	$364,233

The gross carrying amount and accumulated amortization of intangible assets for the period ended March 30, 2003, are as follows:

	For the Period ended March 30, 2003

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortizable intangibles
Patents	$3,268	($2,349)	$919
Customer lists	41,725	(5,171)	36,554
Land use rights	5,873	(1,782)	4,091
Supply agreements	761	(547)	214
Other	3,185	(2,012)	1,173

Total	$54,812	$(11,861)	$42,951

Aggregate amortization expense on intangible assets was $971 for the period ended March 30, 2003. Amortization expense is expected to approximate $4,000 in 2003 and 2004 and $3,000 in 2005 through 2007. Intangible assets are included in “Other Assets” on the Company’s Consolidated Balance Sheets.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollars in thousands except per share data)
(unaudited)

Note 7:	Dividend Declarations

On February 5, 2003, the Board of Directors declared a regular quarterly dividend of $0.21 per share. This dividend was paid March 10, 2003, to all shareholders of record as of February 21, 2003.

On April 16, 2003, the Board of Directors declared a regular quarterly dividend of $0.21 per share, payable June 10, 2003 to all shareholders of record May 16, 2003.

Note 8:	Stock Plans

As permitted by Statement of Financial Accounting Standards No. 123, ‘Accounting for Stock-based Compensation’ (FAS 123), the Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25 ‘Accounting for Stock Issued to Employees,’ and its related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for performance stock options is recorded based on the quoted market price of the Company’s stock at the end of the period.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.

	March 30, 2003	March 31, 2002

Net income, as reported	$28,998	$33,547
Add: Stock-based employee compensation cost, net of related tax effects included in net income, as reported	108	131
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,309)	(1,776)

Proforma net income	27,797	31,902
Earnings per share:
Basic — as reported	$0.30	$0.35
Basic — proforma	$0.29	$0.33
Diluted — as reported	$0.30	$0.35
Diluted — proforma	$0.29	$0.33

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollars in thousands except per share data)
(unaudited)

Note 9:	New Accounting Pronouncements

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, ‘Accounting for Asset Retirement Obligations’ (FAS 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of FAS 143 did not have a material effect on the Company’s financial statements.

Note 10:	Third Party Debt Guarantees

At March 30, 2003, the Company had third party debt guarantees, not included in the Company’s Consolidated Financial Statements, of approximately $5,000 related to debt of independent contractors supporting the Company’s forest operations and debt of equity affiliates.

Report of Independent Accountants

To the Shareholders and Directors of Sonoco Products Company

We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of March 30, 2003, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 30, 2003, and March 31, 2002. These financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 29, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Charlotte, North Carolina
April 16, 2003

SONOCO PRODUCTS COMPANY

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature, are intended to be, and are hereby identified as “forward looking statements” for purposes of the safe harbor provided by section 21E of the Securities Exchange Act of 1934, as amended. The words “estimate,” “project,” “intend,” “expect,” “believe,” “plan,” “anticipate,” “objective,” “goal,” and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding offsetting high raw material costs, adequacy of income tax provisions, refinancing of debt, adequacy of cash flows, effects of acquisitions and dispositions, adequacy of provisions for environmental liabilities, and financial strategies and the results expected from them. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. Such risks and uncertainties include, without limitation: availability and pricing of raw materials; success of new product development and introduction; ability to maintain or increase productivity levels; international, national and local economic and market conditions; fluctuations in obligations and earnings of pension and postretirement benefit plans; ability to maintain market share; pricing pressures and demand for products; continued strength of our paperboard-based engineered carrier and composite can operations; anticipated results of restructuring activities; resolution of income tax contingencies; ability to successfully integrate newly acquired businesses into the Company’s operations; currency stability and the rate of growth in foreign markets; use of financial instruments to hedge foreign exchange, interest rate and commodity price risk; actions of government agencies; loss of consumer confidence; and economic disruptions resulting from terrorist activities.

First Quarter 2003 Compared with First Quarter 2002

Results of Operations

Consolidated net sales for the first quarter of 2003 were $681.4 million, versus $654.2 million in the first quarter of 2002. The higher sales, compared with the same period in 2002, were due to increased volume of approximately $11.0 million, driven mainly by additional easy-open steel closures revenue at Sonoco Phoenix, and higher volume in the flexible packaging business and engineered carrier operations, partially offset by lower volume in the Company’s cable and wire reels business and molded plastics operations. Sales for the quarter were also impacted by favorable exchange rates of approximately $9.0 million as the dollar weakened against foreign currencies and increased selling prices of approximately $6.0 million driven principally by increased selling prices for old corrugated containers (OCC) through the Company’s recovered paper operations. Overall, sales were up four percent while volume was up two percent during the first quarter of 2003.

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations
continued

First Quarter 2003 Compared with First Quarter 2002, continued

Results of Operations, continued

Net income for the first quarter of 2003 was $29.0 million, versus $33.5 million in the first quarter of 2002. Net income for the first quarter included charges associated with the Company’s previously announced restructuring actions of $1.3 million ($.9 million after tax) and $1.4 million ($.9 million after tax) in 2003 and 2002, respectively. First quarter 2003 results were adversely impacted by a negative price/cost relationship of approximately $9.0 million, primarily associated with lower average selling prices for global engineered carriers; higher costs for OCC, the Company’s primary raw material; higher resin costs; and higher raw material costs in the Company’s composite can operations. Additionally, higher pension and postretirement expense lowered earnings approximately $7.0 million pretax in the first quarter of 2003 when compared with 2002. Full year results for 2003 are expected to be impacted by an incremental increase in pension and postretirement expense of approximately $29.0 million when compared with 2002. First quarter 2003 results were favorably impacted by higher volumes of approximately $4.0 million and by on-going productivity initiatives of approximately $9.0 million, partially offset by higher energy costs of approximately $2.0 million.

The Company reported earnings per diluted share of $0.30 and $0.35 in the first quarter of 2003 and 2002, respectively. Earnings for the first quarter included restructuring charges of $.01 per share in both 2003 and 2002.

Consumer Packaging Segment

The Consumer Packaging segment includes the following products and services: round and shaped rigid packaging, both composite and plastic; printed flexible packaging; metal and plastic ends and closures; high density film products; specialty packaging; and packaging services.

First quarter 2003 sales were $339.2 million, compared with $328.5 million in the same quarter of 2002. Operating profit in the first quarter of 2003 for this segment was $25.7 million, versus $27.6 million in the first quarter of 2002.

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations
continued

First Quarter 2003 Compared with First Quarter 2002, continued

Consumer Packaging Segment, continued

The increase in first quarter 2003 sales was primarily due to increased volume of $8.0 million associated with additional easy-open steel closures revenue at Sonoco Phoenix and higher volumes in the Company’s flexible packaging business. Overall, volumes in the Consumer Packaging segment were up approximately two percent, compared with last year’s first quarter.

First quarter 2003 operating profit in this segment was adversely impacted by a negative price/cost relationship of approximately $4.0 million, primarily associated with higher raw material costs in the Company’s high density film and composite can operations. Additionally, higher pension and postretirement expense of approximately $3.5 million impacted first quarter 2003 profits. These costs were partially offset by on-going productivity initiatives of approximately $6.0 million and the impact of higher volumes of approximately $2.0 million.

During the first quarter of 2003, the segment recorded restructuring adjustments of $0.7 million, primarily attributed to lease termination and plant restoration costs associated with previously announced restructuring plans.

Industrial Packaging Segment

The Industrial Packaging segment includes the following products: high performance paper, plastic and composite engineered carriers; paperboard; wooden, metal and composite reels for wire and cable packaging; fiber-based construction tubes and forms; custom designed protective packaging; and supply chain management capabilities.

First quarter 2003 sales for the Industrial Packaging segment were $342.2 million, versus $325.7 million in the same period last year. Operating profit in the first quarter of 2003 for the segment was $30.7 million, versus $37.0 million in the first quarter of 2002.

The higher sales, compared to last year’s first quarter, were due primarily to increased selling prices of approximately $6.0 million mainly associated with the impact of higher OCC prices on external sales of

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations
continued

First Quarter 2003 Compared with First Quarter 2002, continued

Industrial Packaging Segment, continued

recovered paper. Higher volumes of approximately $3.0 million were driven principally by increased volumes in engineered carriers partially offset by lower volumes in the Company’s cable and wire reels business and molded plastics operations. In addition, sales for the quarter were impacted by favorable exchange rates of approximately $7.0 million as the dollar weakened against foreign currencies. Volumes in this segment were up one percent, compared with last year’s first quarter.

First quarter 2003 operating profit in this segment was adversely impacted by a negative price/cost relationship of approximately $5.0 million, primarily associated with lower average selling prices for global engineered carriers and higher costs for OCC. Additionally, higher pension and postretirement expenses of approximately $3.5 million and higher energy costs of approximately $2.0 million were partially offset by productivity initiatives of approximately $3.0 million and the favorable impact of approximately $2.0 million attributed to modest sales volume increases in this segment.

During the first quarter of 2003, the segment recorded restructuring charges of $0.6 million, primarily attributed to additional severance costs in Europe associated with previously announced restructuring plans.

Corporate

General corporate expenses have been allocated as operating costs to each of the segments. Net interest expense declined $0.8 million quarter-over-quarter, primarily due to lower average commercial paper balances and interest rates during the first quarter of 2003.

The effective tax rate for the three months ended March 30, 2003 and March 31, 2002 was 36.0 percent.

New Accounting Pronouncements

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, ‘Accounting for Asset Retirement Obligations’ (FAS 143), which addresses financial accounting and

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations
continued

New Accounting Pronouncements, continued

reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of FAS 143 did not have a material effect on the Company’s financial statements.

As of January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 146, ‘Accounting for Costs Associated with Exit or Disposal Activities’ (FAS 146), which nullifies Emerging Issues Task Force Issue No. 94-3 (Issue 94-3), ‘Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).’ FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The adoption of FAS 146 is not expected to have a material effect on the Company’s financial statements except for the timing of the recognition of costs associated with future exit or disposal activities.

Restructuring

During the first quarter of 2003, the Company recognized restructuring charges of $1.3 million ($0.9 million after tax), primarily associated with additional severance costs in Europe in the Industrial Packaging segment and additional lease termination and restoration costs associated with prior plant closings in the Consumer Packaging segment. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $0.6 million and other exit costs of $0.7 million. Additionally, during 2002, the Company recognized restructuring charges of $12.6 million ($8.1 million after tax) as a result of restructuring actions announced during the year. Of this amount, charges of $1.4 million ($0.9 million after tax) were recognized during the first quarter of 2002. The objective of the restructuring actions taken over the last three years was to realign and centralize a number of staff functions and to eliminate excess plant capacity, thereby removing approximately $58.0 million (pretax) of annualized costs from the Company’s cost structure. With the exception of on-going pension subsidies and certain building lease termination expenses, costs associated with the restructuring actions are expected to be paid by the end of the fourth quarter 2003 using cash generated by operations. The Company anticipates recording additional restructuring charges during the second quarter of 2003.

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations
continued

Financial Position, Liquidity and Capital Resources

The Company’s financial position remained strong during the first quarter of 2003. Total debt remained flat during the first quarter of 2003 increasing $2.9 million to $836.7 million from $833.8 million at December 31, 2002. Net working capital (current assets less current liabilities) increased $40.8 million to $145.5 million during the first quarter of 2003, driven mainly by an increase in trade accounts receivable associated with higher sales.

For the first quarter of 2003, cash generated from operations totaled $40.7 million compared with $39.0 million for the same period in 2002. Cash flows were higher in 2003 as a result of approximately $26.0 million less in pension and postretirement funding as compared to the first quarter of 2002 but this was offset by higher working capital as described above. Cash generated from operations in the first quarter of 2003 was used to partially fund capital expenditures of $25.4 million and to pay dividends of $20.3 million. The Company expects internally generated cash flows to be sufficient to meet operating and normal capital expenditure requirements on a short-term and long-term basis.

SONOCO PRODUCTS COMPANY
PART I. FINANCIAL INFORMATION

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about the Company’s exposure to market risk was disclosed in its 2002 Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 7, 2003. There have been no material quantitative or qualitative changes in market risk exposures since the date of that filing.

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

The Company’s annual meeting of shareholders was held on April 16, 2003. The following matters, as described more fully in the Company’s Proxy Statement, were approved by the shareholders at this meeting:

(1)	The following directors were elected:

		VOTES

	Term	For	Withheld

C. W. Coker	3-year	79,324,195	2,414,562
H. E. DeLoach, Jr.	3-year	79,972,579	1,766,178
E. H. Lawton, III	3-year	79,625,920	2,112,837
D. D. Young	3-year	79,010,633	2,728,124
J. H. Mullin, III	1-year	78,899,014	2,839,743

(2)	Selection of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending December 31, 2003 was ratified. The shareholders voted 78,636,198 for and 2,880,972 against ratification, with 221,587 votes abstaining.

There were 14,719,856 broker non-votes for each matter voted upon.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibit 15 — Letter re unaudited interim financial information.
Exhibit 99 — Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Form 8-K filed April 16, 2003, pursuant to Item 9 of that form with respect to information provided pursuant to Item 12 of that form.

S O N O C O P R O D U C T S C O M P A N Y

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date: May 6, 2003	By:	/s/ C. J. Hupfer

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

Date: May 6, 2003	/s/Harris E. DeLoach, Jr.

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

Date: May 6, 2003	/s/Charles J. Hupfer

Charles J. Hupfer
Vice President and Chief Financial Officer

SONOCO PRODUCTS COMPANY

EXHIBIT INDEX

Exhibit
Number	Description

15	Letter re unaudited interim financial information.

99	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.