Form 10-Q
period 2003-06-29
SONOCO PRODUCTS CO
filed 2003-08-05
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 29, 2003	Commission File No. 0-516

SONOCO PRODUCTS COMPANY

Incorporated under the laws	I.R.S. Employer Identification
of South Carolina	No. 57-0248420

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

Yes [X]      No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at August 3, 2003:

Common stock, no par value: 96,843,669

SONOCO PRODUCTS COMPANY

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets — June 29, 2003 (unaudited) and December 31, 2002
Condensed Consolidated Statements of Income — Three Months and Six Months Ended June 29, 2003 (unaudited) and June 30, 2002 (unaudited)
Condensed Consolidated Statements of Cash Flows — Six Months Ended June 29, 2003 (unaudited) and June 30, 2002 (unaudited)
Notes to Condensed Consolidated Financial Statements
Report of Independent Accountants
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATIONS

Part I. Financial Information

Item 1. Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands)

	June 29,
	2003	December 31,
	(unaudited)	2002*

Assets
Current Assets
Cash and cash equivalents	$43,981	$31,405
Trade accounts receivable, net of allowances	359,633	314,429
Other receivables	44,989	32,724
Inventories:
Finished and in process	134,378	118,512
Materials and supplies	149,163	126,042
Prepaid expenses and other	54,726	40,155

	786,870	663,267
Property, Plant and Equipment, Net	972,866	975,368
Goodwill	376,807	359,418
Other Assets	432,730	438,386

Total Assets	$2,569,273	$2,436,439

Liabilities and Shareholders’ Equity
Current Liabilities
Payable to suppliers	$268,229	$248,640
Accrued expenses and other	171,000	169,817
Notes payable and current portion of long-term debt	150,332	134,500
Taxes on income	17,744	5,639

	607,305	558,596
Long-Term Debt	696,830	699,346
Pension and Other Postretirement Benefits	133,838	121,176
Deferred Income Taxes and Other	198,299	189,896
Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares
96,746 and 96,640 shares outstanding, of which 96,513 and 96,380 are issued at June 29, 2003 and December 31, 2002, respectively	7,175	7,175
Capital in excess of stated value	326,004	324,295
Accumulated other comprehensive loss	(159,614)	(212,164)
Retained earnings	759,436	748,119

Total Shareholders’ Equity	933,001	867,425

Total Liabilities and Shareholders’ Equity	$2,569,273	$2,436,439

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Net sales	$730,847	$732,471	$1,432,611	$1,405,158
Cost of sales	601,649	587,181	1,173,447	1,124,659
Selling, general and administrative expenses	71,449	74,842	145,053	145,455
Restructuring charges (see Note 5)	7,828	1,715	9,165	3,154

Income before interest and taxes	49,921	68,733	104,946	131,890
Interest expense	13,979	13,154	26,709	26,661
Interest income	(509)	(258)	(956)	(685)

Income before income taxes	36,451	55,837	79,193	105,914
Provision for income taxes	15,299	20,090	30,686	38,097

Income before equity in earnings of affiliates/Minority interest in subsidiaries	21,152	35,747	48,507	67,817
Equity in earnings of affiliates/Minority interest in subsidiaries	1,681	1,980	3,324	3,457

Net income	$22,833	$37,727	$51,831	$71,274

Average common shares outstanding:
Basic	96,696	96,409	96,684	96,179

Diluted	96,956	97,775	96,957	97,298

Per common share
Net income:
Basic	$0.24	$0.39	$0.54	$0.74

Diluted	$0.24	$0.39	$0.53	$0.73

Cash dividends	$0.21	$0.21	$0.42	$0.41

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended

	June 29,	June 30,
	2003	2002

Cash Flows from Operating Activities:
Net income	$51,831	$71,274
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring reserve (noncash)	729	1,018
Depreciation, depletion and amortization	79,149	79,004
Equity in earnings of affiliates/Minority interest in subsidiaries	(3,324)	(3,457)
Cash dividends from affiliated companies	1,325	2,031
(Gain) loss on disposition of assets	(502)	653
Deferred taxes	5,587	3,009
Changes in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments
Receivables	(43,846)	(46,934)
Inventories	(29,002)	11,236
Prepaid expenses	(12,476)	(3,001)
Payables and taxes	8,783	17,325
Other assets and liabilities	26,196	(16,898)

Net cash provided by operating activities	84,450	115,260

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(52,787)	(51,913)
Cost of acquisitions, exclusive of cash acquired	(1,275)	—
Proceeds from the sale of assets	1,372	1,136

Net cash used by investing activities	(52,690)	(50,777)

Cash Flows From Financing Activities:
Proceeds from issuance of debt	20,938	25,138
Principal repayment of debt	(10,199)	(11,244)
Net (decrease) in commercial paper borrowings	(1,500)	(46,500)
Net increase (decrease) in bank overdrafts	10,469	(5,359)
Cash dividends	(40,514)	(39,326)
Common shares issued	1,070	16,691

Net cash used by financing activities	(19,736)	(60,600)

Effects of Exchange Rate Changes on Cash	552	313

Net Increase in Cash and Cash Equivalents	12,576	4,196
Cash and cash equivalents at beginning of period	31,405	36,130

Cash and cash equivalents at end of period	$43,981	$40,326

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 1: Basis of Interim Presentation

In the opinion of the management of Sonoco Products Company (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three and six months ended June 29, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report for the fiscal year ended December 31, 2002.

Certain prior year amounts in the Condensed Consolidated Balance Sheet at December 31, 2002 have been reclassified to conform with the current period presentation. Additionally, in the second quarter of 2003, the Company reclassified shipping and handling costs related to third-party shipments from net sales to cost of sales on the Consolidated Statements of Income in all periods presented. Although these reclassifications increased net sales and cost of sales by the same amount, they did not affect reported net income.

Note 2: Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Numerator:
Net income	$22,833	$37,727	$51,831	$71,274

Denominator:
Average common shares outstanding	96,696,000	96,409,000	96,684,000	96,179,000
Dilutive effect of:
Employee stock options	201,000	931,000	163,000	849,000
Contingent employee share awards	59,000	435,000	110,000	270,000

Diluted outstanding shares	96,956,000	97,775,000	96,957,000	97,298,000

Reported net income per common share:
Basic	$0.24	$0.39	$0.54	$0.74
Diluted	$0.24	$0.39	$0.53	$0.73

Stock options to purchase approximately 8,119,950 and 2,212,000 shares at June 29, 2003 and June 30, 2002, respectively, were not dilutive and therefore are not included in the computations of diluted income per common share amounts. The increase in stock options that were not dilutive was primarily due to lower average stock prices in this year’s second quarter compared with last year’s second quarter. No adjustments were made to reported net income in the computations of earnings per share.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollars in thousands except per share data)
(unaudited)

Note 3: Comprehensive Income

The following table reconciles net income to comprehensive income:

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Net income	$22,833	$37,727	$51,831	$71,274
Other comprehensive income (loss):
Foreign currency translation adjustments	37,487	14,535	51,584	9,560
Other adjustments, net of tax	(228)	505	966	1,165

Comprehensive income	$60,092	$52,767	$104,381	$81,999

The following table summarizes the components of the current period change in the accumulated other comprehensive loss balance:

	Foreign	Minimum		Accumulated
	Currency	Pension		Other
	Translation	Liability		Comprehensive
	Adjustments	Adjustment	Other	Loss

Balance at December 31, 2002	$(161,809)	$(50,423)	$68	$(212,164)
Year to date change	51,584	—	966	52,550

Balance at June 29, 2003	$(110,225)	$(50,423)	$1,034	$(159,614)

The Minimum Pension Liability Adjustment and Other Items presented above are shown net of tax. The cumulative deferred tax benefit of the Minimum Pension Liability Adjustment was $22,548 at June 29, 2003 and December 31, 2002. Additionally, the deferred tax liability of Other Items was $543 and $148 as of June 29, 2003 and December 31, 2002, respectively.

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

FINANCIAL SEGMENT INFORMATION (Unaudited)

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Net Sales
Industrial Packaging	$381,523	$377,636	$738,569	$716,610
Consumer Packaging	349,324	354,835	694,042	688,548

Consolidated	$730,847	$732,471	$1,432,611	$1,405,158

Operating Profit
Industrial Packaging	$32,673	$41,775	$63,378	$78,768
Consumer Packaging	25,076	28,673	50,733	56,276
Restructuring charges	(7,828)	(1,715)	(9,165)	(3,154)
Interest, net	(13,470)	(12,896)	(25,753)	(25,976)

Consolidated	$36,451	$55,837	$79,193	$105,914

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

During the first six months of 2003, the Company recognized restructuring charges, net of adjustments, of $9,165 ($8,750 after tax). Of these charges, the Industrial Packaging segment recorded $8,465, primarily related to the Company’s recently initiated plant closing in Europe and the Consumer Packaging segment recorded adjustments of $700 related to additional lease termination and restoration costs associated with prior plant closings. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $7,621, asset impairment charges of $729, and other exit costs of $815. The Company anticipates restructuring charges associated with the recently initiated 2003 activities in the Industrial Packaging segment to approximate a total of $13,000, including charges recorded in the second quarter of 2003, primarily attributed to approximately $11,000 in severance charges, $1,000 in asset impairment charges, and $1,000 in other miscellaneous charges. Remaining charges associated with the 2003 activities will be recorded in future periods in accordance with the guidelines of FAS 146. During 2002, the Company recognized restructuring charges of $12,647 ($8,095 after tax) as a result of restructuring actions announced during the year. Of this amount, charges of $3,154 ($2,019 after tax) were recognized during the first six months of 2002. At December 31, 2002, $14,376 remained accrued on the Condensed Consolidated Balance Sheet related to plans announced during 2001 and 2002. The Company’s restructuring plans from 2001 through 2003 to-date include a global reduction of approximately 510 salaried positions (approximately 260 in the United States) and approximately 1,000 hourly positions (approximately 700 in the United States), including the closure of 20 plant locations. As of June 29, 2003, 18 plant locations have been closed, and approximately 1,370 employees have been terminated (approximately 460 salaried and 910 hourly).

The following table sets forth the activity in the restructuring accrual included in “Accrued expenses and other” on the Condensed Consolidated Balance Sheets. These costs are included in “Restructuring charges” on the Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollars in thousands except per share data)
(unaudited)

Note 5: Restructuring Charges continued,

	Severance and
	Termination	Asset	Other
	Benefits	Impairment	Exit Costs	Total

Beginning liability
December 31, 2002	$9,162		$5,214	$14,376
New charges	8,686	$729	58	9,473
Cash payments	(6,734)	—	(1,359)	(8,093)
Asset Impairment	—	(729)	—	(729)
Adjustments	(1,065)	—	757	(308)

Ending liability June 29, 2003	$10,049	$—	$4,670	$14,719

The Company expects to pay the remaining restructuring costs, with the exception of on-going pension subsidies and certain building lease termination expenses, by the end of the second quarter of 2004 using cash generated from operations.

During the first six months of 2003, the Company recognized write-offs of impaired facilities of $729 associated with one plant closing in Europe in the Industrial Packaging segment. The impaired facility was written down to estimated fair value. The facility impacted by the restructuring ceased operations during the period ended June 29, 2003 and is anticipated to be disposed of during the fourth quarter of 2003. The effect of suspending depreciation on assets held for disposition was not material to the Consolidated Statement of Income for the period ended June 29, 2003.

Note 6: Dividend Declarations

On April 16, 2003, the Board of Directors declared a regular quarterly dividend of $0.21 per share. This dividend was paid June 10, 2003, to all shareholders of record as of May 16, 2003.

On July 16, 2003, the Board of Directors declared a regular quarterly dividend of $0.21 per share, payable September 10, 2003 to all shareholders of record August 15, 2003.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollars in thousands except per share data)
(unaudited)

Note 7: Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 29, 2003, are as follows:

	Industrial	Consumer
	Packaging	Packaging
	Segment	Segment	Total

Balance as of January 1, 2003	$211,325	$148,093	$359,418
2003 acquisitions	975	1,602	2,577
Goodwill purchase price adjustment	363	—	363
Foreign currency translation	6,412	8,037	14,449

Balance as of June 29, 2003	$219,075	$157,732	$376,807

The gross carrying amount and accumulated amortization of intangible assets for the period ended June 29, 2003, are as follows:

	For the Period ended June 29, 2003

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortizable intangibles
Patents	$3,268	$(2,414)	$854
Customer lists	38,024	(3,213)	34,811
Land use rights	5,873	(1,890)	3,983
Supply agreements	4,761	(3,265)	1,496
Other	3,275	(2,172)	1,103

Total	$55,201	$(12,954)	$42,247

Aggregate amortization expense on intangible assets was $1,058 and $2,029 for the three-month and six-month periods ended June 29, 2003, respectively. Amortization expense is expected to approximate $4,000 in 2003 and 2004, $3,000 in 2005, and $2,000 in 2006 and 2007. Intangible assets are included in “Other Assets” on the Company’s Consolidated Balance Sheets.

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

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Net income, as reported	$22,833	$37,727	$51,831	$71,274
Add: Stock-based employee compensation cost, net of related tax effects included in net income, as reported	174	173	282	304
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,319)	(1,776)	(2,628)	(3,552)

Proforma net income	$21,688	$36,124	$49,485	$68,026
Earnings per share:
Basic – as reported	$0.24	$0.39	$0.54	$0.74
Basic – proforma	$0.22	$0.37	$0.51	$0.71
Diluted – as reported	$0.24	$0.39	$0.53	$0.73
Diluted – proforma	$0.22	$0.37	$0.51	$0.70

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollars in thousands except per share data)
(unaudited)

Note 9: New Accounting Pronouncements, continued

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No.149, ‘Amendment of Statement 133 on Derivative Instruments and Hedging Activities’ (FAS 149). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards 133, ‘Accounting for Derivative Instruments and Hedging Activities’ (FAS 133). FAS 149 also amends certain other existing pronouncements. FAS 149 is effective for contracts entered into or modified after June 30, 2003, (except that provisions of FAS 149 that relate to FAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates) with certain exceptions and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of FAS 149 to have a material effect on its financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No.150, ‘Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity’ (FAS 150). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of FAS 150 as a liability, which previously may have been classified as equity, consistent with the current definition of liabilities in FASB Concepts Statement No. 6, ‘Elements of Financial Statements’. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of FAS 150 to have a material effect on its financial statements.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), ‘Consolidation of Variable Interest Entities’. FIN 46 addresses when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. It defines variable interest entities as those entities with a business purpose that either do not have any equity investors with voting rights, or have equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN 46 consolidation requirements are effective for all variable interest entities created after January 31, 2003, and to pre-existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements are effective for financial statements issued after January 31, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its financial statements.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollars in thousands except per share data)
(unaudited)

Note 10: Third Party Debt Guarantees

At June 29, 2003, the Company had third party debt guarantees, not included in the Company’s Consolidated Financial Statements, of approximately $4,000 related to debt of independent contractors supporting the Company’s forest operations and debt of equity affiliates.

Report of Independent Auditors

To the Shareholders and Directors of Sonoco Products Company

We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of June 29, 2003, and the related condensed consolidated statements of income for each of the three-month and six-month periods ended June 29, 2003 and June 30, 2002, and the condensed consolidated statements of cash flows for the six-month periods ended June 29, 2003 and June 30, 2002. These financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Charlotte, North Carolina

July 16, 2003

SONOCO PRODUCTS COMPANY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature, are intended to be, and are hereby identified as “forward looking statements” for purposes of the safe harbor provided by section 21E of the Securities Exchange Act of 1934, as amended. The words “estimate,” “project,” “intend,” “expect,” “believe,” “plan,” “anticipate,” “objective,” “goal,” and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding offsetting high raw material costs, adequacy of income tax provisions, refinancing of debt, adequacy of cash flows, effects of acquisitions and dispositions, adequacy of provisions for environmental liabilities, financial strategies and the results expected from them, and producing improvements in earnings. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. Such risks and uncertainties include, without limitation: availability and pricing of raw materials; success of new product development and introduction; ability to maintain or increase productivity levels; international, national and local economic and market conditions; fluctuations in obligations and earnings of pension and postretirement benefit plans; ability to maintain market share; pricing pressures and demand for products; continued strength of our paperboard-based engineered carrier and composite can operations; anticipated results of restructuring activities; resolution of income tax contingencies; ability to successfully integrate newly acquired businesses into the Company’s operations; currency stability and the rate of growth in foreign markets; use of financial instruments to hedge foreign exchange, interest rate and commodity price risk; actions of government agencies; loss of consumer confidence; and economic disruptions resulting from terrorist activities.

Second Quarter 2003 Compared with Second Quarter 2002

Results of Operations

Consolidated net sales for the second quarter of 2003 were $730.8 million, versus $732.5 million in the second quarter of 2002. Sales for the second quarter were basically flat, compared with the same period in 2002, primarily reflecting lower volumes in most of the Company’s businesses totaling approximately $36.0 million, partially offset by higher average selling prices of approximately $17.0 million, mainly attributed to the Company’s engineered carriers/paper operations and high density film business. Sales for the quarter were also impacted by favorable exchange rates of approximately $16.0 million as the dollar weakened against foreign currencies. Overall, volume was down approximately five percent during the second quarter of 2003 driven principally by weaker customer demand in served markets.

Net income for the second quarter of 2003 was $22.8 million, versus $37.7 million in the second quarter of 2002. Net income for the second quarter of 2003 included restructuring charges, primarily related to the Company’s recently initiated plant closing in Europe, of approximately $7.8 million (before and after tax).

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations
continued

Second Quarter 2003 Compared with Second Quarter 2002

Results of Operations continued,

For the second quarter of 2002, net income included restructuring charges of $1.7 million ($1.1 million after tax). Second quarter 2003 results were adversely impacted by lower volumes of approximately $10.0 million and a negative price/cost relationship of approximately $4.0 million, primarily associated with higher resin costs in the Company’s high density film business. Additionally, higher pension and postretirement expense lowered pretax earnings approximately $6.0 million in the second quarter of 2003 when compared with 2002. Full year results for 2003 are expected to be impacted by an incremental increase in pension and postretirement expense of approximately $29.0 million when compared with 2002. Second quarter 2003 results were also favorably impacted by on-going productivity initiatives of approximately $7.0 million, partially offset by higher energy costs of approximately $3.0 million.

The Company reported earnings per diluted share of $0.24 and $0.39 in the second quarter of 2003 and 2002, respectively. Earnings for the second quarter included restructuring charges of $0.08 per share in 2003, compared with $0.01 in the second quarter of 2002.

Consumer Packaging Segment

The Consumer Packaging segment includes the following products and services: round and shaped rigid packaging, both composite and plastic; printed flexible packaging; metal and plastic ends and closures; high density film products; specialty packaging; and packaging services.

Second quarter 2003 sales were $349.3 million, compared with $354.8 million in the same quarter of 2002. Operating profit in the second quarter of 2003 for this segment was $25.1 million, versus $28.7 million in the second quarter of 2002.

The decrease in second quarter 2003 sales was primarily due to decreased volume of approximately $16.0 million mainly associated with rigid paper and plastic packaging, high density film, and flexible packaging, partially offset by higher average selling prices of approximately $4.0 million and favorable exchange rates of approximately $5.0 million as the dollar weakened against foreign currencies. Overall, volumes in the Consumer Packaging segment were down approximately five percent, compared with last year’s second quarter.

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations
continued

Second Quarter 2003 Compared with Second Quarter 2002

Consumer Packaging Segment continued,

Second quarter 2003 operating profit in this segment was adversely impacted by lower volume of approximately $6.0 million and a negative price/cost relationship of approximately $3.0 million, primarily associated with higher resin costs in the Company’s high density film business. Additionally, higher pension and postretirement expense of approximately $3.0 million impacted second quarter 2003 profits. These costs were partially offset by on-going productivity initiatives of approximately $7.0 million.

Industrial Packaging Segment

The Industrial Packaging segment includes the following products: high performance paper, plastic and composite engineered carriers; paperboard; wooden, metal and composite reels for wire and cable packaging; fiber-based construction tubes and forms; custom designed protective packaging; and supply chain management capabilities.

Second quarter 2003 sales for the Industrial Packaging segment were $381.5 million, versus $377.7 million in the same period last year. Operating profit in the second quarter of 2003 for the segment was $32.7 million, versus $41.8 million in the second quarter of 2002.

The higher sales, compared to last year’s second quarter, were due primarily to higher average selling prices of approximately $13.0 million, primarily in the Company’s engineered carriers/paper operations, and favorable exchange rates of approximately $11.0 million as the dollar weakened against foreign currencies, partially offset by lower volume across the segment of approximately $20.0 million. Volumes in this segment were down approximately six percent, compared with last year’s second quarter.

Second quarter 2003 operating profit in this segment was adversely impacted by approximately $4.0 million due to the lower volume as discussed above. Increased old corrugated containers (OCC) prices negatively impacted the Company’s engineered carriers/paper operations but were virtually offset by higher average selling prices. Additionally, higher pension and postretirement expenses of approximately $3.0 million and higher energy costs of approximately $3.0 million were partially offset by lower fixed costs of approximately $2.0 million.

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations
continued

Second Quarter 2003 Compared with Second Quarter 2002

Industrial Packaging Segment continued,

Restructuring charges of $7.8 million, recorded in the second quarter of 2003, included severance charges of $7.0 million, asset impairment charges of $0.7 million, and other charges of $0.1 million. The restructuring charges were primarily associated with a plant closing in Europe.

June 2003 Year-to-Date Compared with June 2002 Year-to-Date

Results of Operations

Consolidated net sales for the first six months of 2003 were $1.43 billion, versus $1.41 billion in the first six months of 2002. Sales for the period were higher than the same period in 2002, primarily reflecting higher average selling prices of approximately $23.0 million, mainly attributed to the Company’s engineered carriers/paper operations and high density film business, and favorable exchange rates of approximately $24.0 million as the dollar weakened against foreign currencies. Partially offsetting the revenue were lower volumes in most of the Company’s businesses of approximately $25.0 million. Overall, sales were up approximately two percent while volume was down approximately two percent during the period.

Net income for the first six months of 2003 was $51.8 million, versus $71.3 million during the first six months of 2002. Net income for the first six months of 2003 included restructuring charges of $9.2 million ($8.8 million after tax), compared with $3.2 million ($2.0 million after tax) in 2002. Results for the first six months were adversely impacted by a negative price/cost relationship of approximately $13.0 million, primarily associated with higher costs for OCC, the Company’s primary raw material; higher resin costs in the Company’s high density film business; and higher raw material costs in the Company’s rigid paper and plastic packaging operations. Additionally, higher pension and postretirement expense of approximately $14.0 million, lower volumes of approximately $5.0 million, and higher energy costs of approximately $6.0 million were partially offset by on-going productivity initiatives of approximately $17.0 million.

The Company reported earnings per diluted share of $0.53 and $0.73 in the first six months of 2003 and 2002, respectively. Earnings for the first six months included restructuring charges of $0.09 per share and $0.02 per share in 2003 and 2002, respectively.

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations
continued

June 2003 Year-to-Date Compared with June 2002 Year-to-Date

Consumer Packaging Segment

Sales for the first six months of 2003 were $694.0 million, compared with $688.5 million in the same period of 2002. Operating profit during the first six months of 2003 for this segment was $50.7 million, versus $56.3 million in the first six months of 2002.

The slight increase in sales for the first six months of 2003 sales was primarily due to higher average selling prices of approximately $4.0 million and favorable exchange rates of approximately $7.0 million as the dollar weakened against foreign currencies, partially offset by decreased volume of approximately $8.0 million, mainly associated with rigid paper and plastic packaging, high density film, and flexible packaging. Overall, volumes in the Consumer Packaging segment were down approximately one percent, compared with last year’s first six months.

Operating profit for the first six months of 2003 in this segment was adversely impacted by a negative price/cost relationship of approximately $7.0 million, primarily associated with higher resin costs in the Company’s high density film business and rigid paper and plastic packaging operations, and by lower volume of approximately $4.0 million. Additionally, higher pension and postretirement expense of approximately $7.0 million impacted 2003 profits. These costs were partially offset by on-going productivity initiatives of approximately $14.0 million.

During the first six months of 2003, the segment recorded restructuring adjustments of $0.7 million, primarily attributed to lease termination and plant restoration costs associated with previously announced restructuring plans.

Industrial Packaging Segment

Sales for the first six months of 2003 in the Industrial Packaging segment were $738.6 million, versus $716.6 million in the same period last year. Operating profit in the first six months of 2003 for the segment was $63.4 million, versus $78.8 million in the first six months of 2002.

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations
continued

June 2003 Year-to-Date Compared with June 2002 Year-to-Date

Industrial Packaging Segment continued,

The higher sales, compared to last year’s first six months, were due primarily to higher average selling prices of approximately $19.0 million, primarily in the Company’s engineered carriers/paper operations, and favorable exchange rates of approximately $17.0 million as the dollar weakened against foreign currencies, partially offset by lower volume across the segment of approximately $18.0 million. Volumes in this segment were down approximately three percent, compared with last year’s first six months.

Operating profit for the first six months of 2003 in this segment was adversely impacted by a negative price/cost relationship of approximately $6.0 million, primarily associated with higher costs for OCC in the Company’s engineered carrier/paper operations. Additionally, higher pension and postretirement expenses of approximately $7.0 million and higher energy costs of approximately $6.0 million were partially offset by approximately $4.0 million related to lower fixed costs and productivity initiatives.

Restructuring charges of $8.5 million, recorded during the first six months of 2003, included severance charges of $7.6 million, asset impairment charges of $0.7 million, and other charges of $0.2 million. The restructuring charges were primarily associated with a plant closing in Europe.

Corporate

General corporate expenses have been allocated as operating costs to each of the segments. Net interest expense remained flat year-over-year.

The effective tax rate for the three-month and six-month periods ended June 29, 2003, was 42.0 percent and 38.7 percent, respectively, compared with 36.0 percent for the same periods last year. Excluding the impact of certain non-deductible foreign restructuring charges in 2003, the effective tax rate would have been 34.4 percent and 35.2 percent for the three-month and six-month periods ended June 29, 2003, respectively. The drop in the effective tax rate, from 36.0 percent in the first six months of 2002 to 35.2 percent for the same period in 2003, is primarily attributed to the geographic mix of taxable earnings and the impact of favorable permanent book/tax differences on lower earnings.

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

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No.149, ‘Amendment of Statement 133 on Derivative Instruments and Hedging Activities’ (FAS 149). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards 133, ‘Accounting for Derivative Instruments and Hedging Activities’ (FAS 133). FAS 149 also amends certain other existing pronouncements. FAS 149 is effective for contracts entered into or modified after June 30, 2003, (except that provisions of FAS 149 that relate to FAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates) with certain exceptions and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of FAS 149 to have a material effect on its financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No.150, ‘Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity’ (FAS 150). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of FAS 150 as a liability, which previously may have been classified as equity, consistent with the current definition of

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations
continued

New Accounting Pronouncements continued,

liabilities in FASB Concepts Statement No. 6, ‘Elements of Financial Statements’. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of FAS 150 to have a material effect on its financial statements.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), ‘Consolidation of Variable Interest Entities’. FIN 46 addresses when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. It defines variable interest entities as those entities with a business purpose that either do not have any equity investors with voting rights, or have equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN 46 consolidation requirements are effective for all variable interest entities created after January 31, 2003, and to pre-existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements are effective for financial statements issued after January 31, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its financial statements.

Restructuring

During the first six months of 2003, the Company recognized restructuring charges, net of adjustments, of $9.2 million ($8.8 million after tax). These restructuring charges, net of adjustments, consisted of severance and termination benefits of $7.6 million, asset impairment charges of $0.7 million, and other exit costs of $0.9 million. The Company anticipates restructuring charges associated with the recently initiated 2003 activities in the Industrial Packaging segment to approximate a total of $13.0 million, including charges recorded in the second quarter of 2003, primarily attributed to approximately $11.0 million in severance charges, $1.0 million in asset impairment charges, and $1.0 million in other miscellaneous charges. Remaining charges associated with the 2003 activities will be recorded in future periods in accordance with the guidelines of FAS 146. During 2002, the Company recognized restructuring charges of $12.6 million ($8.1 million after tax) as a result of restructuring actions announced during the year. Of this amount, charges of $3.1 million ($2.0 million after tax) were recognized during the first six months of 2002. The objective of the restructuring actions from 2001 through 2003 to-date was to realign and centralize a number of staff functions and to eliminate excess plant capacity, and thereby to remove approximately $61.0 million (pretax) of annualized costs from the Company’s

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations
continued

Restructuring continued,

cost structure. With the exception of on-going pension subsidies and certain building lease termination expenses, costs associated with the restructuring actions are expected to be paid by the end of the second quarter 2004 using cash generated by operations. The Company anticipates recording additional restructuring charges during the third quarter of 2003 associated with previously initiated restructuring activities as well as contemplated future actions. The Company recently announced that it is developing plans targeted to eliminate approximately $60.0 million in annualized costs including the closing of additional plants.

Financial Position, Liquidity and Capital Resources

The Company’s financial position remained strong during the first six months of 2003. Total debt increased slightly during the first six months of 2003 to $847.2 million from $833.8 million at December 31, 2002. Net working capital (current assets less current liabilities) increased $74.9 million to $179.6 million during the first six months of 2003, driven by an increase in trade accounts receivable and inventory partially offset by an increase in trade accounts payable. The increase in accounts receivable is mainly attributed to the timing of certain customer remittances (despite an overall improved aging) and some extended customer terms. The inventory increase is primarily related to lower than expected sales in May and June 2003 resulting in higher inventory levels at the end of the period.

For the first six months of 2003, cash generated from operations totaled $84.5 million compared with $115.3 million for the same period in 2002. Cash flows were lower in 2003 primarily as a result of higher working capital as described above and lower net income. Cash generated from operations in the first six months of 2003 was used to partially fund capital expenditures of $52.8 million and to pay dividends of $40.5 million. The Company expects internally generated cash flows to be sufficient to meet operating and normal capital expenditure requirements on a short-term and long-term basis.

In July 2003, the Company renewed its $450.0 million backstop credit line for commercial paper, short-term borrowing under uncommitted facilities and future liquidity needs. The credit agreement matures in July 2004 unless the Company exercises a one-year term-out option.

Also, in July 2003, the Company entered into a swap to match the terms of a $150.0 million bond maturing in 2004. The swap qualified as a fair value hedge under FAS 133 and swapped fixed interest for floating.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Incorporated by reference to the information set forth under Part II, Item 4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003.

SONOCO PRODUCTS COMPANY
PART II. OTHER INFORMATION

Item 5. Other Information

In July 2003, it was announced that the Company’s Board of Directors unanimously elected James M. Micali, chairman and president of Michelin North America, Inc., Greenville, South Carolina, to serve on the Company’s Board of Directors effective July 16, 2003, until the 2004 Annual Meeting of Shareholders.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit 10 — Credit Agreement
Exhibit 15 — Letter re unaudited interim financial information.
Exhibit 99 — Certification of Principal Executive Officer and Principal Financial Officer
Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(b)	Form 8-K filed April 16, 2003, pursuant to Item 9 of that form with respect to information provided pursuant to Item 12 of that form.

SONOCO PRODUCTS COMPANY

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY

(Registrant)

Date:	August 5, 2003	By:	/s/ C. J. Hupfer

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

Date:	August 5, 2003	/s/ Harris E. DeLoach, Jr.

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

Date:	August 5, 2003	/s/ Charles J. Hupfer

Charles J. Hupfer
Vice President and Chief Financial Officer

SONOCO PRODUCTS COMPANY
EXHIBIT INDEX

Exhibit
Number	Description

10	Credit Agreement

15	Letter re: unaudited interim financial information.

99	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.