Form 10-Q
period 2003-09-28
SONOCO PRODUCTS CO
filed 2003-11-10
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 28, 2003	Commission File No. 0-516

SONOCO PRODUCTS COMPANY

Incorporated under the laws	I.R.S. Employer Identification
of South Carolina	No. 57-0248420

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

Yes [X]       No  [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at November 2, 2003:

Common stock, no par value: 97,031,485

SONOCO PRODUCTS COMPANY

INDEX

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
Condensed Consolidated Balance Sheets - September 28, 2003 (unaudited) and December 31, 2002
Condensed Consolidated Statements of Income - Three Months and Nine Months Ended September 28, 2003 (unaudited) and September 29, 2002 (unaudited)
Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 28, 2003 (unaudited) and September 29, 2002 (unaudited)
Notes to Condensed Consolidated Financial Statements
Report of Independent Auditors
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II.	OTHER INFORMATION
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATIONS

Part I. Financial Information
     Item 1. Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands)

	September 28, 2003	December 31,
	(Unaudited)	2002 *

Assets
Current Assets
Cash and cash equivalents	$37,629	$31,405
Trade accounts receivable, net of allowances	338,148	314,429
Other receivables	40,103	32,724
Inventories:
Finished and in process	110,117	118,512
Materials and supplies	136,871	126,042
Prepaid expenses and other	56,962	40,155
Assets held for sale	75,630	—

	795,460	663,267
Property, Plant and Equipment, Net	905,754	975,368
Goodwill	373,515	359,418
Other Assets	418,572	438,386

Total Assets	$2,493,301	$2,436,439

Liabilities and Shareholders’ Equity
Current Liabilities
Payable to suppliers	$215,073	$248,640
Accrued expenses and other	207,595	169,817
Notes payable and current portion of long-term debt	136,433	134,500
Taxes on income	25,061	5,639
Liabilities associated with assets held for sale	20,176	—

	604,338	558,596
Long-Term Debt	639,496	699,346
Pension and Other Postretirement Benefits	136,943	121,176
Deferred Income Taxes and Other	199,371	189,896
Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares, 96,906 and 96,640 shares outstanding, of which 96,659 and 96,380 are issued at September 28,2003 and December 31, 2002, respectively	7,175	7,175
Capital in excess of stated value	330,261	324,295
Accumulated other comprehensive loss	(177,128)	(212,164)
Retained earnings	752,845	748,119

Total Shareholders’ Equity	913,153	867,425

Total Liabilities and Shareholders’ Equity	$2,493,301	$2,436,439

* The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

See accompanying Notes to Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Net sales	$688,077	$686,798	$2,028,121	$2,001,506
Cost of sales	567,662	558,558	1,660,030	1,607,210
Selling, general and administrative expenses	71,611	68,496	210,295	206,666
Restructuring (see Note 7)	24,170	6,327	33,135	7,465

Income before interest and taxes	24,634	53,417	124,661	180,165
Interest expense	13,141	14,106	39,850	40,767
Interest income	(630)	(453)	(1,586)	(1,138)

Income before income taxes	12,123	39,764	86,397	140,536
Provision for income taxes	4,267	14,315	33,223	50,561

Income before equity in earnings of affiliates/Minority interest in subsidiaries	7,856	25,449	53,174	89,975
Equity in earnings of affiliates/Minority interest in subsidiaries	2,559	1,521	5,883	4,978

Income from continuing operations	10,415	26,970	59,057	94,953
Income from discontinued operations (net of income taxes)	3,285	2,234	6,472	5,525

Net income	$13,700	$29,204	$65,529	$100,478

Average common shares outstanding:
Basic	96,858	96,524	96,743	96,294

Diluted	97,226	97,205	97,047	97,267

Per common share
Net income:
Basic	$0.14	$0.30	$0.68	$1.04

Diluted	$0.14	$0.30	$0.68	$1.03

Cash dividends	$0.21	$0.21	$0.63	$0.62

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended

	September 28,	September 29,
	2003	2002

Cash Flows from Operating Activities:
Net income	$65,529	$100,478
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring reserve (noncash)	3,556	444
Depreciation, depletion and amortization	119,962	118,140
Equity in earnings of affiliates/Minority interest in subsidiaries	(5,883)	(4,978)
Cash dividends from affiliated companies	5,071	2,031
Loss on disposition of assets	479	758
Deferred taxes	7,671	8,263
Changes in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments
Receivables	(45,499)	(57,719)
Inventories	(8,910)	5,016
Prepaid expenses	(15,256)	(1,370)
Payables and taxes	40,767	62,040
Other assets and liabilities	38,064	(18,809)

Net cash provided by operating activities	205,551	214,294

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(81,564)	(84,071)
Cost of acquisitions, exclusive of cash acquired	(1,374)	—
Proceeds from the sale of assets	2,704	754

Net cash used by investing activities	(80,234)	(83,317)

Cash Flows From Financing Activities:
Proceeds from issuance of debt	13,989	16,980
Principal repayment of debt	(19,130)	(12,425)
Net decrease in commercial paper borrowings	(52,500)	(102,000)
Net (decrease) increase in bank overdrafts	(4,935)	7,629
Cash dividends	(60,803)	(59,591)
Common shares issued	4,988	18,257

Net cash used by financing activities	(118,391)	(131,150)

Effects of Exchange Rate Changes on Cash	(702)	98

Net Increase (decrease) in Cash and Cash Equivalents	6,224	(75)
Cash and cash equivalents at beginning of period	31,405	36,130

Cash and cash equivalents at end of period	$37,629	$36,055

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(Unaudited)

Note 1:	Basis of Interim Presentation

In the opinion of the management of Sonoco Products Company (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three and nine months ended September 28, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report for the fiscal year ended December 31, 2002.

Certain prior year amounts in the Condensed Consolidated Balance Sheet at December 31, 2002 have been reclassified to conform with the current period presentation. Additionally, in the second and third quarters of 2003, the Company reclassified shipping and handling costs related to third-party shipments from net sales to cost of sales on the Consolidated Statements of Income in all periods presented. Although these reclassifications increased net sales and cost of sales by the same amount, they did not affect reported net income.

The Company announced during the third quarter 2003 that it had entered into a definitive agreement to sell its High Density Film business to Hilex Poly Co., LLC, Los Angeles, California. Operating results of this business have been presented for all periods as “Income from discontinued operations, net of income taxes” in the Company’s Condensed Consolidated Statements of Income. The assets and liabilities of the business unit have been presented separately on the Company’s Condensed Consolidated Balance Sheet as “Assets held for sale” and “Liabilities associated with assets held for sale”, respectively.

Note 2:	Subsequent Event

In October 2003, the Company’s subsidiary, Paper Stock Dealers, Inc., purchased the equity of Southern Paper Recovery, Inc., a recovered paper operation, located in Savannah, Georgia in exchange for approximately 122 shares of Company common stock valued at approximately $2,700 and the assumption of approximately $1,700 in debt. This acquisition will be reported in the Company’s Industrial Packaging segment.

Note 3:	Third Party Debt Guarantees

At September 28, 2003, the Company had third party debt guarantees, not included in the Company’s Consolidated Financial Statements, of approximately $4,000 related to debt of independent contractors supporting the Company’s forest operations and debt of equity affiliates.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(Unaudited)

Note 4:	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Numerator:
Income from continuing operations	$10,415	$26,970	$59,057	$94,953
Income from discontinued operations (net of income taxes)	3,285	2,234	6,472	5,525

Net Income	$13,700	$29,204	$65,529	$100,478

Denominator:
Average common shares outstanding	96,858	96,524	96,743	96,294
Dilutive effect of:
Employee stock options	308	239	211	645
Contingent employee share awards	60	442	93	328

Diluted outstanding shares	97,226	97,205	97,047	97,267

Basic earnings per common share:
Income from continuing operations	$0.11	$0.28	$0.61	$0.98
Income from discontinued operations	0.03	0.02	0.07	0.06

Net Income	$0.14	$0.30	$0.68	$1.04

Diluted earnings per common share:
Income from continuing operations	$0.11	$0.28	$0.61	$0.97
Income from discontinued operations	0.03	0.02	0.07	0.06

Net Income	$0.14	$0.30	$0.68	$1.03

Stock options to purchase approximately 8,016 and 6,716 shares at September 28, 2003 and September 29, 2002, respectively, were not dilutive and therefore are not included in the computations of diluted income per common share amounts. No adjustments were made to reported net income in the computations of earnings per share.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(Unaudited)

Note 5:     Comprehensive Income (Loss)

The following table reconciles net income to comprehensive income (loss):

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Net income	$13,700	$29,204	$65,529	$100,478
Other comprehensive income (loss):
Foreign currency translation adjustments	(16,658)	(696)	34,926	8,864
Other adjustments, net of tax	(856)	41	110	1,206

Comprehensive income (loss)	$(3,814)	$28,549	$100,565	$110,548

The following table summarizes the components of the current period change in the accumulated other comprehensive loss balance:

	Foreign	Minimum		Accumulated
	Currency	Pension		Other
	Translation	Liability		Comprehensive
	Adjustment	Adjustment	Other	Loss

Balance at December, 31, 2002	$(161,809)	$(50,423)	$68	$(212,164)
Year to date change	34,926	—	110	35,036

Balance at September 28, 2003	$(126,883)	$(50,423)	$178	$(177,128)

The Minimum Pension Liability Adjustment and Other Items presented above are shown net of tax. The cumulative deferred tax benefit of the Minimum Pension Liability Adjustment was $22,548 at September 28, 2003 and December 31, 2002. Additionally, the deferred tax liability of Other Items was $84 and $148 as of September 28, 2003 and December 31, 2002, respectively.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(Unaudited)

Note 6:     Financial Segment Information

Sonoco reports its results in two primary segments, Industrial Packaging and Consumer Packaging. The Industrial Packaging segment includes the following products: high performance paper, plastic and composite engineered carriers; paperboard; wooden, metal and composite reels for wire and cable packaging; fiber-based construction tubes and forms; custom designed protective packaging; and supply chain management capabilities. The Consumer Packaging segment includes the following products and services: round and shaped rigid packaging, both composite and plastic; printed flexible packaging; metal and plastic ends and closures; specialty packaging; and packaging services.

Operating results of the High Density Film business have been reclassified to discontinued operations for all periods and therefore excluded from the Consumer Packaging segment information presented below.

FINANCIAL SEGMENT INFORMATION (Unaudited)

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Net Sales
Industrial Packaging	$379,482	$373,439	$1,118,051	$1,090,049
Consumer Packaging	308,595	313,359	910,070	911,457

Net Sales	$688,077	$686,798	$2,028,121	$2,001,506

Income Before Income Taxes
Operating Profit - Industrial Packaging	$28,972	$36,563	$92,350	$115,344
Operating Profit - Consumer Packaging	19,832	23,181	65,446	72,286
Restructuring	(24,170)	(6,327)	(33,135)	(7,465)
Interest, net	(12,511)	(13,653)	(38,264)	(39,629)

Income Before Income Taxes	$12,123	$39,764	$86,397	$140,536

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(Unaudited)

Note 7:      Restructuring Charges

Effective January 1, 2003, the Company adopted Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146), which nullifies Emerging Issues Task Force Issue No. 94-3 (Issue 94-3), ‘Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).’ FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of FAS 146 did not have a material effect on the Company’s financial statements except for the timing of the recognition of costs associated with exit or disposal activities.

Due to the expected sale of the High Density Film business and the required reporting of results as discontinued operations, the following information has been restated to exclude any restructuring charges incurred by the High Density Film business.

During the first nine months of 2003, the Company recognized restructuring charges, net of adjustments, of $33,135 ($24,211 after tax and minority interest). Of these charges, the Industrial Packaging segment recorded $22,456, the Consumer Packaging segment recorded $4,492 and $6,187 was recorded at the corporate level and not allocated to the segments. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $28,513, asset impairment charges of $3,556, and other exit costs of $1,066. During the third quarter of 2003, the Company announced the reduction of approximately 320 global salaried positions and the closure of five plants expected to result in annual savings of approximately $43,000 (pretax). The company recognized restructuring charges of approximately $24,170 (pretax) during the quarter, consisting of $13,941 in the Industrial Packaging segment, $4,042 in the Consumer Packaging segment and $6,187 at the corporate level. The Company expects to recognize an additional cost of approximately $14,000 (pretax) in the future associated with these actions. The Company also expects to announce in the fourth quarter and throughout 2004, the closing of an additional 10 to 15 plants. The costs associated with the future plant closings have not yet been determined. Remaining charges associated with the 2003 activities will be recorded in future periods in accordance with the guidelines of FAS 146. During 2002, the Company recognized restructuring charges of $10,413 ($6,599 after tax) as a result of restructuring actions announced during the year. Of this amount, charges of $7,467 ($4,714 after tax) were recognized during the first nine months of 2002. At December 31, 2002, $14,376 remained accrued on the Condensed Consolidated Balance Sheet. The Company’s 2002 and 2003 restructuring plans include a global reduction of approximately 470 salaried positions (approximately 280 in the United States) and approximately 450 hourly positions (approximately 300 in the United States), including the closure of 12 plant locations. As of September 28, 2003, five of these plant locations have been closed, and approximately 560 of these employees have been terminated (approximately 300 salaried and 260 hourly).

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(Unaudited)

Note 7:      Restructuring Charges continued,

The following table sets forth the activity in the restructuring accrual included in “Accrued expenses and other” on the Condensed Consolidated Balance Sheets. In accordance with the agreement of sale for the High Density Film business, the liability associated with the restructuring has been retained by the Company and is therefore included in the table below. Restructuring costs (excluding charges associated with the High Density Film business) are included in “Restructuring and asset impairment charges” on the Condensed Consolidated Statements of Income.

	Severance
	and		Other
	Termination	Asset	Exit
	Benefits	Impairment	Costs	Total

Beginning liability December 31, 2002	$9,162		$5,214	$14,376
New charges	29,848	$3,556	183	33,587
Cash payments	(10,608)	—	(1,667)	(12,275)
Asset Impairment	—	(3,556)	—	(3,556)
Adjustments	(1,335)	—	1,083	(252)

Ending Liability September 28, 2003	$27,067	$—	$4,813	$31,880

The Company expects to pay the remaining restructuring costs, with the exception of on-going pension subsidies and certain building lease termination expenses, by the end of the third quarter of 2004 using cash generated from operations.

During the first nine months of 2003, the Company recognized write-offs of impaired facilities of $3,556 associated with two plant closings in Europe and one plant closing in the United States in the Industrial Packaging segment. The impaired facilities were written down to estimated fair value. One facility in Europe impacted by the restructuring ceased operations during the second quarter of 2003 and is anticipated to be disposed of during the fourth quarter of 2003. The two other facilities impacted by the restructuring are anticipated to cease operations during the fourth quarter of 2003. The effect of suspending depreciation on assets held for disposition was not material to the Consolidated Statement of Income for the period ended September 28, 2003.

Note 8:      Dividend Declarations

On July 16, 2003, the Board of Directors declared a regular quarterly dividend of $0.21 per share. This dividend was paid September 10, 2003, to all shareholders of record as of August 15, 2003.

On October 14, 2003, the Board of Directors declared a regular quarterly dividend of $0.21 per share, payable December 10, 2003 to all shareholders of record November 21, 2003.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(Unaudited)

Note 9:      Goodwill and Intangible Assets

	Industrial	Consumer
	Packaging	Packaging
	Segment	Segment	Total

Balance as of January 1, 2003	$211,325	$148,093	$359,418
2003 acquisitions	1,074	1,602	2,676
Goodwill purchase price adjustment	363	—	363
Foreign currency translation	1,620	9,438	11,058

Balance as of September 28, 2003	$214,382	$159,133	$373,515

Goodwill attributed to 2003 acquisitions includes cash payments of $1,074 in the Industrial Packaging Segment and non-cash activity of $1,602 in the Consumer Packaging Segment related to the exchange of a note receivable for 100% of the stock of the acquisition.

The gross carrying amount and accumulated amortization of intangible assets for the period ended September 28, 2003, are as follows:

	For the Period ended September 28, 2003

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Amortizable intangibles
Patents	$3,268	$(2,495)	$773
Customer lists	38,024	(3,897)	34,127
Non-compete agreement	3,338	(293)	3,045
Supply agreements	4,761	(3,508)	1,253
Other	8,789	(3,892)	4,897

Total	$58,180	$(14,085)	$44,095

Aggregate amortization expense on intangible assets was $1,132 and $3,161 for the three-month and nine-month periods ended September 28, 2003, respectively. Amortization expense is expected to approximate $4,000 in 2003 and 2004, $3,000 in 2005, and $2,000 in 2006 and 2007. Intangible assets are included in “Other Assets” on the Company’s Consolidated Balance Sheets.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(Unaudited)

Note 10:      Stock Plans

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

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Net income, as reported	$13,700	$29,204	$65,529	$100,478
Add: Stock-based employee compensation cost, net of related tax effects included in net income, as reported	152	200	434	$504
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,333)	(1,776)	(3,961)	$(5,327)

Proforma net income	$12,519	$27,628	$62,002	$95,655

Earnings per share:
Basic - as reported	$0.14	$0.30	$0.68	$1.04
Basic - proforma	$0.13	$0.29	$0.64	$0.99
Diluted - as reported	$0.14	$0.30	$0.68	$1.03
Diluted - proforma	$0.13	$0.28	$0.64	$0.98

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(Unaudited)

Note 11:      New Accounting Pronouncements

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

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No.149, ‘Amendment of Statement 133 on Derivative Instruments and Hedging Activities’ (FAS 149). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards 133, ‘Accounting for Derivative Instruments and Hedging Activities’ (FAS 133). FAS 149 also amends certain other existing pronouncements. FAS 149 is effective for contracts entered into or modified after June 30, 2003, (except that provisions of FAS 149 that relate to FAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates) with certain exceptions and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 did not have a material effect on the Company’s financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No.150, ‘Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity’ (FAS 150). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of FAS 150 as a liability, which previously may have been classified as equity, consistent with the current definition of liabilities in FASB Concepts Statement No. 6, ‘Elements of Financial Statements’. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 did not have a material effect on the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), ‘Consolidation of Variable Interest Entities’. FIN 46 addresses when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. It defines variable interest entities as those entities with a business purpose that either do not have any equity investors with voting rights, or have equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN 46 consolidation requirements are effective for all variable interest entities created after January 31, 2003, and to pre-existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements are effective for financial statements issued after January 31, 2003. The adoption of FIN 46 did not have a material effect on the Company’s financial statements.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(Unaudited)

Note 12:      Assets Held for Sale

The Company announced in September 2003 that it had entered into a definitive agreement to sell its High Density Film business to Hilex Poly Co., LLC, Los Angeles, California at a price of approximately $123,000, consisting of approximately $85,000 in cash and approximately $38,000 in a preferred limited liability company interest and note receivable. This transaction is expected to result in a gain of approximately $50,000 after tax and is expected to be completed in the fourth quarter of 2003. Operating results of this business have been presented for all periods as “Income from discontinued operations, net of income tax” in the Company’s Condensed Consolidated Statements of Income. The following table sets forth the sales and the pretax profit for the business unit, which was previously included in the Company’s Consumer Packaging segment.

	Three Months Ending		Nine Months Ending

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Net Sales	$52,586	$51,259	$145,152	$141,709
Income before income taxes	$5,070	$3,490	$9,988	$8,633

The assets and liabilities of the business unit have been presented separately on the Company’s Condensed Consolidated Balance Sheet as “Assets held for sale” and “Liabilities associated with assets held for sale”, respectively. The following table sets forth the major classes of assets and liabilities that have been reclassified as held for sale.

Balance as of
September 28,
2003

Trade accounts receivable, net of allowances	$21,031
Inventory	12,760
Property, Plant and Equipment, Net	41,839

Total assets held for sale	$75,630

Accounts Payable	$18,869
Other Liabilities	1,307

Total liabilities associated with assets held for sale	$20,176

Report of Independent Auditors

To the Shareholders and Directors of Sonoco Products Company

We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of September 28, 2003, and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended September 28, 2003 and September 29, 2002, and the condensed consolidated statements of cash flows for the nine-month periods ended September 28, 2003 and September 29, 2002. These financial statements are the responsibility of the Company’s management.

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
November 6, 2003

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

Third Quarter 2003 Compared with Third Quarter 2002

Results of Operations

In September 2003, the Company announced that it has entered into a definitive agreement to sell its High Density Film business. Operating results of this business have been presented for all periods as “Income from discontinued operations (net of income taxes)” in the Company’s Condensed Consolidated Statements of Income. All operating results discussed herein exclude the impact of the High Density Film business unless otherwise noted.

Consolidated net sales for the third quarter of 2003 were $688.1 million, versus $686.8 million in the third quarter of 2002. Sales for the third quarter were basically flat, compared with the same period in 2002, primarily reflecting lower volumes in most of the Company’s businesses totaling approximately $14 million and price declines totaling approximately $4 million, mainly in the Company’s recovered paper operations, offset by favorable exchange rates of approximately $19 million as the dollar weakened against foreign currencies. Overall, volume was down approximately two percent during the third quarter of 2003 driven principally by weaker customer demand in served markets.

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations,
continued

Third Quarter 2003 Compared with Third Quarter 2002

Results of Operations continued,

Net income (including discontinued operations) for the third quarter was $13.7 million compared with $29.2 million in the third quarter of 2002. Net income from continuing operations for the third quarter of 2003 was $10.4 million, versus $27 million in the same period of 2002. Net income from continuing operations for the third quarter of 2003 included charges in connection with the Company’s previously announced restructuring actions of approximately $24.2 million ($15.6 million after tax and minority interest). For the third quarter of 2002, net income from continuing operations included restructuring charges of $6.3 million ($4 million after tax). Third quarter 2003 pretax results were adversely impacted by lower volumes of approximately $6 million, higher fixed costs of approximately $2 million and higher energy costs of approximately $2 million, offset in part by the results of on-going productivity initiatives of approximately $4 million. Additionally, higher pension and postretirement expense lowered pretax earnings approximately $6.7 million in the third quarter of 2003 when compared with 2002. Full year results for 2003 are expected to be impacted by an incremental increase in pension and postretirement expense of approximately $28 million (pretax) when compared with 2002.

The Company reported earnings per diluted share including discontinued operations of $0.14 and $0.30 in the third quarter of 2003 and 2002, respectively. Earnings for the third quarter included restructuring charges of $0.16 per share and $0.04 per share in 2003 and 2002, respectively.

Consumer Packaging Segment

The Consumer Packaging segment includes the following products and services: round and shaped rigid packaging, both composite and plastic; printed flexible packaging; metal and plastic ends and closures; specialty packaging; and packaging services.

Third quarter 2003 sales were $308.6 million, compared with $313.4 million in the same quarter of 2002. Operating profit in the third quarter of 2003 for this segment was $19.8 million, versus $23.2 million in the third quarter of 2002.

The decrease in third quarter 2003 sales was primarily due to decreased volume of approximately $12 million mainly associated with rigid paper and plastic packaging and flexible packaging, partially offset by higher average selling prices of approximately $1 million and favorable exchange rates of approximately

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations,
continued

Third Quarter 2003 Compared with Third Quarter 2002

Consumer Packaging Segment continued,

$7 million as the dollar weakened against foreign currencies. Overall, volumes in the Consumer Packaging segment were down approximately four percent, compared with last year’s third quarter.

Third quarter 2003 operating profit in this segment was adversely impacted by lower volume of approximately $3 million. Additionally, higher pension and postretirement expense of approximately $3.3 million and higher materials cost of approximately $2 million impacted third quarter 2003 profits. These costs were partially offset by approximately $5 million of higher average selling prices and the results of on-going productivity initiatives.

Restructuring charges of $4 million, recorded in the third quarter of 2003, included severance charges of $3.7 million and other charges of $0.3 million.

Industrial Packaging Segment

The Industrial Packaging segment includes the following products: high performance paper, plastic and composite engineered carriers; paperboard; wooden, metal and composite reels for wire and cable packaging; fiber-based construction tubes and forms; custom designed protective packaging; and supply chain management capabilities.

Third quarter 2003 sales for the Industrial Packaging segment were $379.5 million, versus $373.4 million in the same period last year. Operating profit in the third quarter of 2003 for the segment was $29 million, versus $36.6 million in the third quarter of 2002.

The higher sales, compared to last year’s third quarter, were due primarily to higher average selling prices (excluding recovered paper) of approximately $4 million and favorable exchange rates of approximately $12 million as the dollar weakened against foreign currencies. These increases were partially offset by lower volume across the segment in excess of $2 million and reduced selling prices of recovered paper of approximately $8 million, driven primarily by lower old corrugated containers prices. Volumes in this segment were down less than one percent, compared with last year’s third quarter.

Third quarter 2003 operating profit in this segment was adversely impacted by approximately $2 million due to lower volume, as discussed above. Reduced selling prices of recovered paper negatively impacted the

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations,
continued

Third Quarter 2003 Compared with Third Quarter 2002

Industrial Packaging Segment continued,

Company’s engineered carriers/paper operations but were nearly offset by lower average material costs, driven primarily by reduced old corrugated containers prices. Additionally, higher pension and postretirement expenses of approximately $3.4 million and higher energy costs of approximately $2 million further reduced operating profits.

Restructuring charges of $13.9 million, recorded in the third quarter of 2003, included severance charges of $11 million, asset impairment charges of $2.8 million, and other charges of $0.1 million.

September 2003 Year-to-Date Compared with September 2002 Year-to-Date

Results of Operations

As discussed in the third quarter comparison, in September 2003, the Company announced that it has entered into a definitive agreement to sell its High Density Film business. Operating results of this business have been presented for all periods as “Income from discontinued operations (net of income taxes)” in the Company’s Condensed Consolidated Statements of Income. All operating results discussed herein exclude the impact of the High Density Film business unless otherwise noted.

Consolidated net sales for the first nine months of 2003 were $2.03 billion, versus $2 billion in the first nine months of 2002. Sales for the period were slightly higher than the same period in 2002, primarily reflecting higher average selling prices of approximately $14 million, mainly attributed to the Company’s engineered carriers/paper operations and favorable exchange rates of approximately $45 million as the dollar weakened against foreign currencies. Partially offsetting the higher revenue were lower volumes in most of the Company’s businesses of approximately $36 million. Overall, sales were basically flat while volume was down approximately two percent during the period.

Net income (including discontinued operations) for the first nine months of 2003 was $65.5 million, versus $100.5 million during the first nine months of 2002. Net income from continuing operations for the first nine months of 2003 was $59.1 million, versus $95 million during the first nine months of 2002. Net income from continuing operations for the first nine months of 2003 included restructuring charges of $33.1 million ($24.2 million after tax) compared with restructuring charges totaling $7.5 million ($4.7 million after tax) in 2002.

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations,
continued

September 2003 Year-to-Date Compared with September 2002 Year-to-Date

Results of Operations continued,

Pretax results for the first nine months were adversely impacted by a negative price/cost relationship of approximately $7 million, primarily associated with higher costs for OCC, the Company’s primary raw material and higher raw material costs in the Company’s rigid paper and plastic packaging operations. Additionally, higher pension and postretirement expense of approximately $20.8 million, lower volumes of approximately $9 million, and higher energy costs of approximately $8 million were partially offset by approximately $22 million of lower fixed costs and the results of on-going productivity initiatives.

The Company reported earnings per diluted share including discontinued operations of $0.68 and $1.03 in the first nine months of 2003 and 2002, respectively. Earnings for the first nine months included restructuring charges of $0.25 per share and $0.05 per share, in 2003 and 2002, respectively.

Consumer Packaging Segment

Sales for the first nine months of 2003 were $910.1 million, compared with $911.5 million in the same period of 2002. Operating profit during the first nine months of 2003 for this segment was $65.4 million, versus $72.3 million in the first nine months of 2002.

The decrease in sales for the first nine months of 2003 sales was primarily due to decreased volume of approximately $17 million, mainly associated with rigid paper and plastic packaging and flexible packaging, partially offset by favorable exchange rates of approximately $15 million as the dollar weakened against foreign currencies. Overall, volumes in the Consumer Packaging segment were down approximately two percent, compared with last year’s first nine months.

Operating profit for the first nine months of 2003 in this segment was adversely impacted by lower volume of approximately $6 million as discussed above as well as a negative price/cost relationship of approximately $1 million, primarily associated with higher material costs in the Company’s rigid paper and plastic packaging operations. Additionally, increased fixed costs and wage rate increases totaling approximately $5 million along with higher pension and postretirement expense of approximately $10.4 million impacted 2003 profits. These costs were partially offset by the results of on-going productivity initiatives of approximately $15 million.

During the first nine months of 2003, the segment recorded restructuring charges of $4.5 million, including severance charges of $3.8 million and other charges of $0.7 million.

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations,
continued

September 2003 Year-to-Date Compared with September 2002 Year-to-Date

Industrial Packaging Segment

Sales for the first nine months of 2003 in the Industrial Packaging segment were $1.12 billion, versus $1.09 billion in the same period last year. Operating profit in the first nine months of 2003 for the segment was $92.4 million, versus $115.3 million in the first nine months of 2002.

The higher sales, compared to last year’s first nine months, were due primarily to higher average selling prices of approximately $14 million, primarily in the Company’s engineered carriers/paper operations, and favorable exchange rates of approximately $30 million as the dollar weakened against foreign currencies, partially offset by lower volume across the segment of approximately $20 million. Volumes in this segment were down approximately two percent, compared with last year’s first nine months.

Operating profit for the first nine months of 2003 in this segment was adversely impacted by lower volumes as discussed above of approximately $5 million and a negative price/cost relationship of approximately $7 million, primarily associated with higher costs for OCC in the Company’s engineered carrier/paper operations. Additionally, higher pension and postretirement expenses of approximately $10.4 million and higher energy costs of approximately $8 million were partially offset by approximately $8 million related to lower fixed costs and productivity initiatives.

Restructuring charges of $22.4 million, recorded during the first nine months of 2003, included severance charges of $18.6 million, asset impairment charges of $3.5 million, and other charges of $0.3 million. The restructuring charges were primarily associated with a global reduction in salaried positions and plant closings in Europe.

Discontinued Operations

During the third quarter of 2003, the Company announced that it has entered into a definitive agreement to sell its High Density Film business to Hilex Poly Co., LLC. The Company is expecting to receive proceeds totaling approximately $123 million, consisting of approximately $85 million in cash and approximately $38 million in a preferred limited liability company interest and note receivable. This transaction is expected to result in a gain of approximately $50 million after tax and is expected to be completed in the fourth quarter of 2003. The Company believes this decision will reduce its exposure to the more cyclical high density resin markets and permit it to redeploy the value of those assets into its higher growth rate core businesses. Operating results of this business have been presented for all periods as “Income from discontinued operations (net of income taxes)” in the accompanying Condensed Consolidated Statements of Income. Assets and associated liabilities

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations,
continued

Discontinued Operations continued,

are shown as “Assets held for sale” and “Liabilities associated with assets held for sale,” respectively, in the Condensed Consolidated Balance Sheets. The business unit was previously included in the Company’s Consumer Packaging segment.

Corporate

General corporate expenses have been allocated as operating costs to each of the segments. Net interest expense declined $1.4 million compared to the same period last year primarily due to lower average debt levels and lower interest rates. Restructuring charges of $6.2 million, consisting entirely of severance charges, recorded during the third quarter of 2003 were not allocated to the operating segments.

Based on the current market value of plan assets, the Company’s U.S. pension plan remains fully funded as of the end of the third quarter 2003. The Company will continue to closely monitor the funded status of the U.S. pension plan due to declines in bond performance and uncertainty in the stock market and, as a result, may make additional contributions to the U.S. pension plan in order to maintain a fully funded status.

The effective tax rate for the three-month and nine-month periods ended September 28, 2003, was 35.2 percent and 38.5 percent, respectively, compared with 36 percent for the same periods last year. Excluding the impact of certain non-deductible foreign restructuring charges, the effective tax rate would have been 35.2 percent for the nine-month period ended September 28, 2003. The drop in the effective tax rate, from 36 percent in the first nine months of 2002 to 35.2 percent for the same period in 2003, is primarily attributed to the geographic mix of taxable earnings and the impact of favorable permanent book/tax differences on lower earnings.

Equity in earnings of affiliates/Minority interest in subsidiaries increased $1 million and $0.9 million, for the three-month and nine-month periods ended September 28, 2003, respectively, over the same periods in 2002 primarily due to higher minority interest losses in Asia and earnings improvement at affiliate operations in France and Italy, partially offset by lower earnings at affiliate operations in Canada and the United States.

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations,
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

As of January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 146, ‘Accounting for Costs Associated with Exit or Disposal Activities’ (FAS 146), which nullifies Emerging Issues Task Force Issue No. 94-3 (Issue 94-3), ‘Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).’ FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The adoption of FAS 146 did not have a material effect on the Company’s financial statements except for the timing of the recognition of costs associated with exit or disposal activities.

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No.149, ‘Amendment of Statement 133 on Derivative Instruments and Hedging Activities’ (FAS 149). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards 133, ‘Accounting for Derivative Instruments and Hedging Activities’ (FAS 133). FAS 149 also amends certain other existing pronouncements. FAS 149 is effective for contracts entered into or modified after June 30, 2003, (except that provisions of FAS 149 that relate to FAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates) with certain exceptions and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 did not have a material effect on the Company’s financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No.150, ‘Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity’ (FAS 150). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of FAS 150 as a liability, which previously may have been classified as equity, consistent with the current definition of liabilities in FASB Concepts Statement No. 6, ‘Elements of Financial Statements’. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 did not have a material effect on the Company’s financial statements.

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations,
continued

New Accounting Pronouncements continued,

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), ‘Consolidation of Variable Interest Entities’. FIN 46 addresses when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. It defines variable interest entities as those entities with a business purpose that either do not have any equity investors with voting rights, or have equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN 46 consolidation requirements are effective for all variable interest entities created after January 31, 2003, and to pre-existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements are effective for financial statements issued after January 31, 2003. The adoption of FIN 46 did not have a material effect on the Company’s financial statements.

Restructuring and Impairment

During the third quarter of 2003, the Company announced plans to reduce its overall cost structure by $60 million (pretax) per year, which has now been modified to a target of $54 million (pretax) as a result of the expected disposition of the High Density Film business. These plans involve the reduction of approximately 320 global salaried positions and the closure of five plants expected to result in annual savings of approximately $43 million (pretax). The objective of the restructuring plan is to realign and centralize a number of staff functions and eliminate excess plant capacity. As a result, the Company recognized restructuring charges of approximately $24 million (pretax) during the quarter and expects to recognize an additional cost of approximately $12 million (pretax) in the future associated with these actions.

As part of the target to reduce its cost structure by $54 million, the Company expects to announce in the fourth quarter and throughout 2004, the closing of an additional 10 to 15 plants targeted to achieve savings of approximately $11 million (pretax) in annualized fixed cost reductions. The costs associated with the future plant closings have not yet been determined.

During the first nine months of 2003, the Company recognized restructuring charges net of adjustments, of $33.1 million ($24.2 million after tax). These restructuring charges, net of adjustments, consisted of severance and termination benefits of $28.5 million, asset impairment charges of $3.6 million, and other exit costs of $1 million. During 2002, the Company recognized restructuring charges (excluding those related to High Density Film) of $10.4 million ($6.6 million after tax). Of this amount, charges of $7.5 million ($4.7 million after tax) were recognized during the first nine months of 2002. With the exception of on-going pension subsidies and certain building lease termination expenses, costs associated with these restructuring actions are expected to be paid by the end of the third quarter 2004 using cash generated by operations.

SONOCO PRODUCTS COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations,
continued

Restructuring and Impairment continued,

The Company has operations in Asia that have been underperforming. Certain improvements in the operation are being evaluated which are expected to result in improved operating results and cash flow. If the improvements do not indicate sufficient future positive cash flow, the Company may be required to record an impairment provision for any excess of book value ($20 million) over fair value. If fully impaired, the after-tax and after minority interest charge would be approximately $.08 per diluted share.

Financial Position, Liquidity and Capital Resources

The Company’s financial position remained strong during the first nine months of 2003. Total debt decreased during the first nine months of 2003 to $775.9 million from $833.8 million at December 31, 2002. Net working capital (current assets less current liabilities) increased $86.5 million to $191.1 million during the first nine months of 2003, primarily driven by the reclassification of non-current assets associated with the High Density Film business to “Assets held for sale” in the current asset section of the Company’s Condensed Consolidated Balance Sheet. Excluding approximately $42 million of reclassified non-current assets, net working capital increased by approximately $45 million. This increase was driven primarily by an increase in trade accounts receivable and, to a lesser extent, an increase in inventory and a decrease in trade accounts payable. The increase in accounts receivable is mainly attributed to the timing of certain customer remittances (despite an overall improved aging) and some extended customer terms.

For the first nine months of 2003, cash generated from operations totaled $205.6 million compared with $214.3 million for the same period in 2002. Cash flows were lower in 2003 primarily as a result of higher working capital as described above and lower net income. Cash generated from operations in the first nine months of 2003 was used to fund capital expenditures of $81.6 million and to pay dividends of $60.8 million. The Company expects internally generated cash flows to be sufficient to meet operating and normal capital expenditure requirements on a short-term and long-term basis.

In July 2003, the Company renewed its $450 million backstop credit line for commercial paper, short-term borrowing under uncommitted facilities and future liquidity needs. The credit agreement matures in July 2004 unless the Company exercises a one-year term-out option.

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

Item 4. Controls and Procedures

Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company’s disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company’s chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures, as of the end of the period covered by the quarterly report, was adequate.

No disclosure is required under 17 C.F.R. Section 229.308(c).

PART II. OTHER INFORMATION

Item 5. Other Information

In July 2003, it was announced that the Company’s Board of Directors unanimously elected James M. Micali, chairman and president of Michelin North America, Inc., Greenville, South Carolina, to serve on the Company’s Board of Directors effective July 16, 2003, until the 2004 Annual Meeting of Shareholders.

SONOCO PRODUCTS COMPANY

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit 10 – Credit Agreement (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 29, 2003)
Exhibit 15 - Letter re unaudited interim financial information
Exhibit 31 – Rule 13a-14(a) Certifications
Exhibit 32 - Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

(b)	Form 8-K filed July 16, 2003, pursuant to Item 9 of that form with respect to information provided pursuant to Item 12 of that form

SONOCO PRODUCTS COMPANY

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date: November 10, 2003	By:	/s/ C. J. Hupfer

C. J. Hupfer
Vice President and
Chief Financial Officer

SONOCO PRODUCTS COMPANY

EXHIBIT INDEX

Exhibit
Number	Description

10	Credit Agreement (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 29, 2003)

15	Letter re: unaudited interim financial information

31	Rule 13a-14(a) Certifications

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002