Form 10-K
period 2003-12-31
SONOCO PRODUCTS CO
filed 2004-03-02
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.               Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the act).       Yes [X]     No [  ]

The aggregate market value of voting common stock held by nonaffiliates of the registrant (based on the New York Stock Exchange closing price) on June 29, 2003, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $2,168,547,361. Registrant does not (and did not at June 30, 2003) have any non-voting common stock outstanding.

As of February 1, 2004, there were 97,605,657 shares of no par value common stock outstanding.

Documents Incorporated by Reference
Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2003 are incorporated by reference in Parts I and II; portions of the Proxy Statement for the annual meeting of shareholders to be held on April 21, 2004 are incorporated by reference in Part III.

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

Part I

Item 1	Business

(a)	General development of business — The Company is a South Carolina corporation founded in Hartsville, South Carolina in 1899 as the Southern Novelty Company. The name was subsequently changed to Sonoco Products Company (the “Company” or “Sonoco”). Sonoco is a manufacturer of industrial and consumer packaging products and provider of packaging services, with 295 locations in 32 countries.

Acquisitions/dispositions/joint venture/restructuring — Notes 2, 3 and 4 to the Consolidated Financial Statements on pages 41 – 43 of the 2003 Annual Report to Shareholders (the “2003 Annual Report”) are incorporated herein by reference.

(b)	Financial information about industry segments — Note 17 to the Consolidated Financial Statements on pages 51 and 52 of the 2003 Annual Report is incorporated herein by reference.

(c)	Narrative description of business —

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

Industrial Packaging Segment

The Industrial Packaging segment accounted for approximately 55% of the Company’s sales in 2003. Within this segment is Sonoco’s engineered carriers (tubes and cores) business, which is the Company’s largest revenue-producing business, representing approximately 29% of consolidated net sales in 2003. This business serves its market through 112 converting facilities on five continents. Sonoco’s paper operations provide the primary raw material for the Company’s fiber-based packaging. This vertical integration strategy is backed by 30 paper mills with 42 paper machines and 48 collection facilities throughout the world. In 2003, Sonoco had the capacity to manufacture approximately two million tons of recycled paperboard. The products, services, and markets of the Industrial Packaging segment are as follows:

	Products and Services	Markets

Engineered Carriers	Paperboard tubes, cores, roll packaging, supply chain packaging services, molded plugs	Construction, film, flowable products, metal, paper mill, shipping and storage, tape and label, textiles, converters

Paper	Recycled paperboard, chipboard, tubeboard, lightweight corestock, boxboard, linerboard, specialty grades, beverage insulators	Converted paper products, spiral winders, beverage insulators, displays, gaming

Molded & Extruded Plastics	Injection molded and extrusion molded plastics	Textiles, wire and cable, fiber optics, plumbing, filtration, automotive, food services, medical, healthcare

Wire & Cable Reels	Baker™ steel, nailed wooden, plywood, recycled and poly-fiber reels	Wire and cable industry

Protective Packaging	Paperboard packaging forms and transparent unitizing film	Household appliances, consumer electronics, lawn and garden, furniture, office furnishings, kitchen and bath cabinets, automotive, and bulk packaging such as palletized consumer goods

Consumer Packaging Segment

The Consumer Packaging segment accounted for approximately 45% of the Company’s sales in 2003. Sonoco’s composite can business, which is part of this segment, is the Company’s second largest revenue-producing business, representing approximately 19% of consolidated net sales in 2003. The operations consist of 34 can plants throughout the world. The products, services, and markets of the Consumer Packaging segment are as follows:

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

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Part I (continued)

Raw Materials —The principal raw materials used by the Company are recovered paper, paperboard, metal, and plastic resins. Recovered paper used in the manufacture of paperboard is purchased either directly from suppliers near manufacturing operations or through the Company’s subsidiary, Paper Stock Dealers, Inc. Other raw materials are purchased from a number of outside sources. The Company considers the supply and availability of raw materials to be adequate to meet its needs.

Patents, Trademarks, and Related Contracts — Most inventions are made by members of Sonoco’s development and engineering staff and have been, and continue to be, important to the Company’s organic growth. Patents have been granted on many inventions created by Sonoco staff in the United States and other countries. These patents are managed globally by a Sonoco intellectual capital management team through one of the Company’s subsidiaries, Sonoco Development Inc. Sonoco Development, Inc. globally manages patents, trade secrets, confidentiality agreements, and license agreements. Some patents have been licensed to other manufacturers including Sonoco’s associated companies. Sonoco also licenses a few patents from outside companies and universities for business unit use. U.S. patents expire after 17 or 20 years depending on the patent issue date. New patents replace many of the abandoned or expired patents. Most of Sonoco’s products are marketed worldwide under trademarks such as the name SONOCO®, SONOTUBE®, SAFE-TOP®, SEALED SAFE®, DURO® and DUROX®. A second intellectual capital subsidiary of Sonoco, SPC Resources, Inc., globally manages Sonoco’s trademarks, service marks, copyrights and internet domain names.

Seasonality — The businesses of the Company’s segments are not seasonal to any significant degree.

Dependence on Customers — In 2003, neither the Consumer nor the Industrial Packaging segment relied upon one single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on the segment. On an aggregate basis, the five largest customers in the Industrial Packaging segment accounted for approximately 8% of segment sales while the five largest customers in the Consumer Packaging segment accounted for approximately 29% of segment sales. Sales to these customers are comprised of many different product lines and no single customer represents 10% of the consolidated revenue of the Company.

Backlog — Most customer orders are manufactured with a lead time of three weeks or less. Therefore, the amount of backlog orders at December 31, 2003 and 2002 was not material. The Company expects all backlog orders at December 31, 2003 to be shipped during 2004.

Competition — The Company’s products are sold in highly competitive market environments, which include paper, textiles, films, food, chemicals, pharmaceuticals, packaging, oil, construction, and wire and cables. Within each of these markets, supply and demand are the major factors controlling the market environment. Additionally, and to a lesser degree, these markets are influenced by the overall rate of economic activity. Throughout the year, the Company remained highly competitive within each of the markets served. The Company manufactures and sells many of its products globally. Having operated internationally since 1923, the Company considers its ability to serve its customers worldwide in a timely, consistent and cost-effective manner a competitive advantage. The Company also believes its technological leadership, reputation for quality, and vertical integration have enabled it to coordinate its product development and global expansion with the rapidly changing needs of its major customers, who demand high-quality, state-of-the-art, environmentally compatible packaging. In addition, the Company is focusing on productivity improvements with the objective of being the low-cost producer in value-added niches of the packaging market. The Company continues to pursue several productivity initiatives aimed at reducing costs and improving processes using the latest in information technology.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Part I (continued)

Research and Development — Company-sponsored research and development expenses totaled $14.2 million in 2003, $13 million in 2002, and $11.9 million in 2001. Customer-sponsored research and development costs were not material for each of these periods. Significant projects in Sonoco’s Industrial Packaging segment during 2003 included efforts to design new products for the construction industry and to enhance performance characteristics of the Company’s engineered carriers in the textile, film, and paper packaging areas, as well as projects aimed at enhancing productivity. The Consumer Packaging segment continued to invest in new materials technology and new process technology for a range of packaging options, including composite cans and other forms of shaped packaging.

Compliance with Environmental Laws — Note 15 to the Consolidated Financial Statements on page 51 of the 2003 Annual Report is incorporated herein by reference.

Number of Employees — Sonoco had approximately 15,200 employees as of December 31, 2003.

(d)	Financial information about geographic areas — Note 17 to the Consolidated Financial Statements on pages 51 and 52 of the 2003 Annual Report and the information about market risk under the caption “Risk Management” in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 31 and 32 of the 2003 Annual Report are incorporated herein by reference.

(e)	Available information — The Company electronically files with the Securities and Exchange Commission (SEC) its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its periodic reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934. The SEC maintains a site on the internet, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Sonoco also makes these filings available free of charge through its internet site, www.sonoco.com, as soon as reasonably practical after electronic filing of such material with the SEC.

(f)	Executive Officers of the Registrant — The executive officers of the Company are: Harris E. DeLoach, Jr., Jim C. Bowen, Allan V. Cecil, Cynthia A. Hartley, Ronald E. Holley, Charles J. Hupfer, Eddie L. Smith, and Charles L. Sullivan, Jr. Additional information about each of the executive officers, including their ages, positions and offices held with Sonoco, terms of office, and business experience for the past five years, is set forth in the 2003 Annual Report on page 58 under the caption “Corporate Officers – Executive Committee” and is incorporated herein by reference.

Item 2	Properties — The Company’s main plant and corporate offices are owned and operated in Hartsville, South Carolina. There are 121 owned and 115 leased facilities used by operations in the Industrial Packaging Segment, and 27 owned and 32 leased facilities used by operations in the Consumer Packaging segment. Europe, the largest foreign geographic location, has 42 manufacturing locations.

Item 3	Legal proceedings — Note 15 to the Consolidated Financial Statements on page 51 of the 2003 Annual Report is incorporated herein by reference.

Item 4	Submission of matters to a vote of security holders — Not applicable.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Part II

Item 5	Market for the registrant’s common equity, related stockholder matters and issuer purchases of equity securities — The information relating to market price and cash dividends under Selected Quarterly Financial Data on page 24 of the 2003 Annual Report is incorporated herein by reference. The Company’s common stock is traded on the New York Stock Exchange under the stock symbol “SON”. At December 31, 2003, there were approximately 46,000 shareholder accounts. Information required by Item 201(d) of Regulation S-K can be found in Part III, Item 12 of this Report on Form 10-K.

No disclosure is required under Items 701 or 703 of Regulation S-K.

Item 6	Selected financial data — The Selected Eleven-Year Financial Data provided on pages 54 and 55 of the 2003 Annual Report are incorporated herein by reference.

Item 7	Management’s discussion and analysis of financial condition and results of operations — Management’s Discussion & Analysis of Operations and Financial Condition on pages 25 – 36 of the 2003 Annual Report is incorporated herein by reference.

Item 7A	Quantitative and qualitative disclosures about market risk — The information set forth under the caption “Risk Management” on pages 31 and 32 of Management’s Discussion & Analysis of Operations and Financial Condition of the 2003 Annual Report is incorporated herein by reference.

Item 8	Financial statements and supplementary data — The following items provided in the 2003 Annual Report are incorporated herein by reference: the Selected Quarterly Financial Data on page 24; the Consolidated Financial Statements and Notes to the Consolidated Financial Statements on pages 37 – 53; and the Report of Independent Auditors on page 56.

Item 9	Changes in and disagreements with accountants on accounting and financial disclosure — Not Applicable.

Item 9A	Controls and Procedures

Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company’s disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company’s chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures, as of the end of the year covered by this annual report, was adequate.

No disclosure is required under 17 C.F.R. Section 229.308.

Part III

Item 10	Directors and executive officers of the registrant — The sections entitled “Election of Directors”, “Information Concerning Directors Whose Terms Continue” and “Section 16(a) Beneficial Ownership Reporting Compliance” as shown on pages 7 – 11 and page 22, respectively, of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 2004 (the “Proxy Statement”), set forth information with respect to the directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 and are incorporated herein by reference. Information about executive officers of the Company is set forth under Item 1 of this Report on Form 10-K.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Part III (continued)

Audit Committee Members — The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The audit committee is comprised of the following members: Thomas E. Whiddon, Chairman, Charles J. Bradshaw, Robert J. Brown, James L. Coker, Paul Fulton, and Edgar H. Lawton, III.

Audit Committee Financial Expert — The Company’s board of directors has determined that the Company has at least one “audit committee financial expert,” as that term is defined by Item 401(h) of Regulation S-K promulgated by the Securities and Exchange Commission, serving on its audit committee. The Chairman of the audit committee, Thomas E. Whiddon, meets the terms of the definition and is independent of management. Pursuant to the terms of Item 401(h) of Regulation S-K, a person who is determined to be an “audit committee financial expert” will not be deemed an expert for any purpose as a result of being designated or identified as an “audit committee financial expert” pursuant to Item 401, and such designation or identification does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and board of directors in the absence of such designation or identification. Further, the designation or identification of a person as an “audit committee financial expert” pursuant to Item 401 does not affect the duties, obligations or liability of any other member of the audit committee or board of directors.

Code of Ethics — The Company has adopted a code of ethics (as defined in Item 406 of Regulation S-K) that applies to its Senior Executive and Senior Financial officers. This code of ethics is available through the Company’s internet site, www.sonoco.com, and is available in print to any shareholder who requests it. Any waivers or amendments to the provisions of this code of ethics will be posted to this internet site within five business days after the waiver or amendment.

The Company’s Corporate Governance Guidelines, Audit Committee Charter, Nominating Committee Charter and Compensation Committee Charter will be available as of April 21, 2004 through the Company’s internet site, www.sonoco.com. This information will be available in print to any shareholder who requests it after such date.

Item 11	Executive compensation — Information with respect to the compensation of directors and certain executive officers as shown on pages 20 and 21 of the Company’s definitive Proxy Statement under the captions “Directors’ Compensation” and “Compensation Committee Interlocks and Insider Participation”, and on pages 29 - 32 under the captions “Summary Compensation Table”, “Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values”, “Option Grants in Last Fiscal Year”, and “Pension Plan Table”, is incorporated herein by reference.

Item 12	Security ownership of certain beneficial owners and management and related stockholder matters — Information with respect to the beneficial ownership of the Company’s Common Stock by management and others as shown on page 22 of the Company’s definitive Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners” and on pages 23 and 24 under the caption “Security Ownership of Management” is incorporated herein by reference.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Part III (continued)

Equity Compensation Plan Information

The following table sets forth aggregated information about all of the Company’s compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance as of December 31, 2003.

			Number of securities
			remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of outstanding	exercise price of	compensation plans
	options, warrants,	outstanding options,	(excluding securities
	and rights	warrants, and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,299,842	$24.23	4,413,407

Equity compensation plans not approved by security holders[1]	890,900	$29.63	0

Total	10,190,742	$24.70	4,413,407

1 On December 31, 1998, the Company granted special one-time Centennial stock options of 100 shares to substantially all of its employees. These options are exercisable at the closing price of the shares on the date of grant and expire after six years.

Item 13	Certain relationships and related transactions — The following items contained in the Company’s definitive Proxy Statement are incorporated herein by reference: the sections titled “Compensation Committee Interlocks and Insider Participation” on pages 20 and 21; and “Transactions with Management” on pages 21 and 22.

Item 14	Principal Accountant Fees and Services — Information about fees billed by the Company’s principal accountant as shown on pages 33 and 34 of the Company’s definitive Proxy Statement under the captions “Independent Auditors – Fees Paid to PricewaterhouseCoopers” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” is incorporated herein by reference.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Part IV

Item 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Financial Statements: Consolidated Balance Sheets as of December 31, 2003 and 2002; and Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders’ Equity, and Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

	2.	Financial Statement Schedules:

		Report of Independent Auditors on Financial Statement Schedule for each of the three years in the period ended December 31, 2003.

		Schedule II – Valuation and Qualifying Accounts

		All other schedules are omitted because they are not required, are not applicable or the required information is given in the financial statements or notes thereto.

	3.	Exhibits

3-1	Articles of Incorporation, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 1999)

3-2	By-Laws, as amended

4	Instruments Defining the Rights of Securities Holders, including Indentures (incorporated by reference to the Registrant’s Forms S-3 (File Numbers 33-40538, 33-50503, 333-12701 and 333-69388))

10-1	1991 Sonoco Products Company Key Employee Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002)

10-2	Sonoco Products Company 1996 Non-Employee Directors’ Stock Plan, as amended

10-3	Sonoco Savings Plan (incorporated by reference to the Registrant’s Form S-8 filed October 28, 2002, File No. 333-100799)

10-4	Sonoco Products Company Centennial Shares Plan (incorporated by reference to the Registrant’s Form S-8 filed December 30, 1998, file No. 333-69929)

10-5	Credit Agreement, dated as of July 9, 2003, among Sonoco Products Company, the several lenders from time to time party thereto and Bank of America, N.A., as agent (incorporated by reference to the Registrant’s Form 10-Q for the quarter ending June 29, 2003)

10-6	Deferred Compensation Plan for Corporate Officers of Sonoco Products Company (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002)

10-7	Omnibus Benefit Restoration Plan of Sonoco Products Company (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002)

13	2003 Annual Report to Shareholders (portions incorporated by reference)

21	Subsidiaries of the Registrant

23	Consent of Independent Accountants

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Part IV (continued)

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

99-1	Proxy Statement, filed in conjunction with annual shareholders’ meeting scheduled for April 21, 2004 (to be filed within 120 days after December 31, 2003)

(b)	Reports on Form 8-K: During the quarter ended December 31, 2003, the Company filed a Current Report on Form 8-K dated October 17, 2003. The Current Report included information under Items 7 and 12.

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Directors of
Sonoco Products Company

Our audits of the consolidated financial statements referred to in our report dated January 28, 2004 appearing in the 2003 Annual Report to Shareholders of Sonoco Products Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Charlotte, North Carolina
January 28, 2004

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
for the years ended 2003, 2002, and 2001
(Dollars in thousands)

Column A	Column B	Column C		Column D		Column E

	Balance at	Charged to				Balance at
	Beginning of	Costs and				end of
Description	Year	Expenses		Deductions		Year

2003

Allowance for Doubtful Accounts	$8,335	$5,132	(2)	$5,268	(1)	$8,199

LIFO Reserve	$10,284	$178	(3)			$10,462

Valuation Allowance on Deferred Tax Assets	$35,731	$13,617	(4)	$22,407	(4)	$26,941

2002

Allowance for Doubtful Accounts	$7,294	$6,057	(2)	$5,016	(1)	$8,335

LIFO Reserve	$10,352			$68	(3)	$10,284

Valuation Allowance on Deferred Tax Assets	$21,727	$14,004	(5)			$35,731

2001

Allowance for Doubtful Accounts	$5,714	$7,709		$6,129	(1,2)	$7,294

LIFO Reserve	$9,447	$1,372	(3)	$467	(3)	$10,352

Valuation Allowance on Deferred Tax Assets	$25,530			$3,803	(6)	$21,727

(1)	Includes amounts written off.

(2)	Includes translation adjustments.

(3)	Includes adjustments based on pricing and inventory levels.

(4)	Includes utilization and expiration of domestic capital loss carryforwards and increases from foreign net operating losses for which no tax benefit can be realized.

(5)	Increase related to net operating losses of foreign subsidiaries and additional capital losses for which no tax benefit can be realized.

(6)	Includes foreign net operating loss utilization in 2001.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of March 2004.

SONOCO PRODUCTS COMPANY

/s/ Harris E. DeLoach, Jr.

Harris E. DeLoach, Jr.
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 2nd day of March 2004.

/s/ C. J. Hupfer

C. J. Hupfer
Vice President and Chief Financial Officer
(principal financial and accounting officer)

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

SIGNATURES, Continued

/s/ C. W. Coker C. W. Coker	Director (Chairman)

/s/ H. E. DeLoach, Jr. H. E. DeLoach, Jr.	President, Chief Executive Officer and Director

/s/ C. J. Bradshaw C. J. Bradshaw	Director

/s/ R. J. Brown R. J. Brown	Director

/s/ F. L. H. Coker F. L. H. Coker	Director

/s/ J. L. Coker J. L. Coker	Director

/s/ C. C. Fort C. C. Fort	Director

/s/ P. Fulton P. Fulton	Director

/s/ B. L. M. Kasriel B. L. M. Kasriel	Director

/s/ E. H. Lawton, III E. H. Lawton, III	Director

/s/ H. L. McColl, Jr. H. L. McColl, Jr.	Director

/s/ J.M. Micali J. M. Micali	Director

/s/ J.H. Mullin, III J. H. Mullin, III	Director

/s/ T.E. Whiddon T. E. Whiddon	Director

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

EXHIBIT INDEX

Exhibit
Number	Description

3-1	Articles of Incorporation, as amended

3-2	By-Laws, as amended

4	Instruments Defining the Rights of Securities Holders, including Indentures (incorporated by reference to the Registrant’s Forms S-3 (File Numbers 33-40538, 33-50503, 333-12701 and 333-69388))

10-1	1991 Sonoco Products Company Key Employee Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002)

10-2	Sonoco Products Company 1996 Non-Employee Directors’ Stock Plan, as amended

10-3	Sonoco Savings Plan (incorporated by reference to the Registrant’s Form S-8 filed October 28, 2002, File No. 333-100799)

10-4	Sonoco Products Company Centennial Shares Plan (incorporated by reference to the Registrant’s Form S-8 filed December 30, 1998, file No. 333-69929)

10-5	Credit Agreement, dated as of July 9, 2003, among Sonoco Products Company, the several lenders from time to time party thereto and Bank of America, N.A., as agent (incorporated by reference to Registrant’s Form 10-Q for the quarter ending June 29, 2003)

10-6	Deferred Compensation Plan for Corporate Officers of Sonoco Products Company (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002)

10-7	Omnibus Benefit Restoration Plan of Sonoco Products Company (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002)

13	2003 Annual Report to Shareholders (portions incorporated by reference)

21	Subsidiaries of the Registrant

23	Consent of Independent Accountants

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

99-1	Proxy Statement, filed in conjunction with annual shareholders’ meeting scheduled for April 21, 2004 (to be filed within 120 days after December 31, 2003)