Form 10-Q
period 2004-03-28
SONOCO PRODUCTS CO
filed 2004-05-06
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 0-516

SONOCO PRODUCTS COMPANY

Incorporated under the laws of South Carolina	I.R.S. Employer Identification No. 57-0248420

One North Second Street
Post Office Box 160
Hartsville, South Carolina 29551-0160
Telephone: 843-383-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒      No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒      No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at April 30, 2004:

Common stock, no par value: 97,880,898

SONOCO PRODUCTS COMPANY

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets — March 28, 2004 (unaudited) and December 31, 2003

Condensed Consolidated Statements of Income — Three Months Ended March 28, 2004 (unaudited) and March 30, 2003 (unaudited)

Condensed Consolidated Statements of Cash Flow — Three Months Ended March 28, 2004 (unaudited) and March 30, 2003 (unaudited)

Notes to Condensed Consolidated Financial Statements

Report of Independent Accountants

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Item 4. Controls and Procedures.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

Item 6. Exhibits and Reports on Form 8-K.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands)

	March 28,
	2004	December 31,
	(unaudited)	2003*
Assets
Current Assets
Cash and cash equivalents	$80,398	$84,854
Trade accounts receivable, net of allowances	355,859	320,676
Other receivables	35,482	33,066
Inventories:
Finished and in process	113,186	109,080
Materials and supplies	158,352	143,116
Prepaid expenses and other	71,921	64,473

	815,198	755,265
Property, Plant and Equipment, Net	911,470	923,569
Goodwill	382,792	383,954
Other Assets	456,029	457,845

Total Assets	$2,565,489	$2,520,633

Liabilities and Shareholders’ Equity
Current Liabilities
Payable to suppliers	$262,061	$239,300
Accrued expenses and other	209,738	211,342
Notes payable and current portion of long-term debt	199,396	201,367
Taxes on income	18,588	27,585

	689,783	679,594
Long-Term Debt	469,513	473,220
Pension and Other Postretirement Benefits	143,588	137,494
Deferred Income Taxes and Other	223,828	216,165
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares
97,783 and 97,217 shares outstanding, of which 97,493 and 96,969 were issued at March 28, 2004 and December 31, 2003, respectively	7,175	7,175
Capital in excess of stated value	348,718	337,136
Accumulated other comprehensive loss	(139,440)	(136,091)
Retained earnings	822,324	805,940

Total Shareholders’ Equity	1,038,777	1,014,160

Total Liabilities and Shareholders’ Equity	$2,565,489	$2,520,633

* The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended
	March 28,	March 30,
	2004	2003
Net sales	$695,416	$656,480
Cost of sales	573,834	532,565
Selling, general and administrative expenses	70,495	70,385
Restructuring charges (see Note 4)	1,328	1,137

Income before interest and income taxes	49,759	52,393
Interest expense	9,923	12,730
Interest income	(1,175)	(447)

Income before income taxes	41,011	40,110
Provision for income taxes	5,425	14,440

Income before equity in earnings of affiliates/Minority interest in subsidiaries	35,586	25,670
Equity in earnings of affiliates/Minority interest in subsidiaries	1,254	1,643

Income from continuing operations	36,840	27,313
Income from discontinued operations, net of income taxes	—	1,685

Net income	36,840	28,998

Average common shares outstanding:
Basic	97,608	96,672

Diluted	98,181	96,958

Per common share
Net income:
Basic	$0.38	$0.30

Diluted	$0.38	$0.30

Cash dividends — common	$0.21	$0.21

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended
	March 28,	March 30,
	2004	2003
Cash Flows from Operating Activities:
Net income	$36,840	$28,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	36,970	39,258
Equity in earnings of affiliates/minority interest in subsidiaries	(1,254)	(1,643)
Cash dividends from affiliated companies	950	300
Loss (gain) on disposition of assets	51	(113)
Deferred taxes	(64)	4,355
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Receivables	(37,629)	(39,671)
Inventories	(19,798)	(13,801)
Prepaid expenses	(7,724)	(3,261)
Payables and taxes	6,563	18,586
Other assets and liabilities	8,172	7,647

Net cash provided by operating activities	23,077	40,655

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(24,908)	(25,425)
Proceeds from the sale of assets	991	448

Net cash used in investing activities	(23,917)	(24,977)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	10,577	6,431
Principal repayment of debt	(10,274)	(3,200)
Net increase in commercial paper borrowings	—	1,500
Net increase in bank overdrafts	5,419	11,077
Cash dividends — common	(20,457)	(20,256)
Common shares issued	10,963	1,049

Net cash used in financing activities	(3,772)	(3,399)

Effects of Exchange Rate Changes on Cash	156	1

Net (Decrease) Increase in Cash and Cash Equivalents	(4,456)	12,280
Cash and cash equivalents at beginning of period	84,854	31,405

Cash and cash equivalents at end of period	$80,398	$43,685

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 1:	Basis of Interim Presentation

In the opinion of the management of Sonoco Products Company (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three months ended March 28, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report for the fiscal year ended December 31, 2003.

With respect to the unaudited condensed consolidated financial information of the Company for the three month periods ended March 28, 2004 and March 30, 2003 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 4, 2004 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Beginning in the second quarter of 2003, the Company reclassified shipping and handling costs related to third-party shipments from net sales to cost of sales on the Condensed Consolidated Statements of Income in all periods presented. The Company’s Condensed Consolidated Statement of Income for the first quarter of 2003 has been restated to reflect this reclassification. Because this reclassification increased net sales and cost of sales by the same amount, it did not affect previously reported net income.

During the fourth quarter of 2003, the Company completed the sale of its High Density Film business to Hilex Poly Co., LLC, Los Angeles, California. Operating results of this business have been presented for the first quarter of 2003 as “Income from discontinued operations, net of income taxes” in the Company’s Condensed Consolidated Statements of Income. Items included in the Notes to Condensed Consolidated Financial Statements that relate to the Consolidated Statement of Income for the first quarter of 2003 have been restated to reflect the reclassification of the Company’s High Density Film business as discontinued operations.

Note 2:	Discontinued Operations

The financial statements and accompanying notes for prior periods have been restated to report the revenues and expenses of the components of the Company that were disposed of separately as discontinued operations. Income from discontinued operations, net of income taxes for the first quarter of 2003 represents the results of operations of the Company’s High Density Film business, which was sold in December 2003.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the operating results for the business unit, which was previously reported in the Company’s Consumer Packaging segment:

Three Months Ended
March 30, 2003
Net sales	$44,707

Income before income taxes	$2,632
Provision for income taxes	947

Income from discontinued operations, net of income taxes	$1,685

Income from discontinued operations, net of income taxes — per diluted share	$0.02

No interest expense or income was allocated to this business unit.

The Company has no material continuing involvement in the management or operations of the divested business.

Note 3:	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 28, 2004	March 30, 2003
Numerator:
Income from continuing operations	$36,840	$27,313
Income from discontinued operations, net of income taxes	—	1,685

Net income	$36,840	$28,998

Denominator:
Average common shares outstanding	97,608	96,672
Dilutive effect of:
Employee stock options	365	125
Contingent employee share awards	208	161

Dilutive shares outstanding	98,181	96,958

Basic earnings per common share:
Income from continuing operations	$0.38	$0.28
Income from discontinued operations, net of income taxes	—	0.02

Net income	$0.38	$0.30

Diluted earnings per common share:
Income from continuing operations	$0.38	$0.28
Income from discontinued operations, net of income taxes	—	0.02

Net income	$0.38	$0.30

Stock options to purchase approximately 5,378 and 8,657 shares at March 28, 2004 and March 30, 2003, respectively, were not dilutive and, therefore, are not included in the computations of diluted income per common share amounts. No adjustments were made to reported net income in the computations of earnings per share.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 4:	Restructuring Programs

In August 2003, the Company announced general plans to reduce its overall cost structure by $54,000 pretax by realigning and centralizing a number of staff functions and eliminating excess plant capacity. Pursuant to these plans, the Company has initiated or completed 13 plant closings and has terminated approximately 740 employees. As of March 28, 2004, the Company had incurred cumulative charges, net of adjustments, of approximately $54,426 pretax associated with these activities. Of this amount, $30,934 was related to the Industrial Packaging segment, $8,718 was related to the Consumer Packaging segment and $14,774 was associated with Corporate. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $41,446, asset impairment charges of $8,604 and other exit costs of $4,376. The Company expects to recognize an additional cost of approximately $9,500 pretax in the future associated with these activities. The Company also expects to announce throughout the remainder of 2004 the closing of an additional five to ten plants in furtherance of these plans. The costs associated with these future plant closings have not yet been determined.

During the first quarter of 2004, the Company recognized restructuring charges, net of adjustments, of $1,328 ($861 after tax), which are reflected as “Restructuring charges” on the Company’s Condensed Consolidated Statements of Income. Of these charges, $1,227 was attributed to the Industrial Packaging segment, and $101 was related to the Consumer Packaging segment. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $575, asset impairment charges of $223 and other exit costs of $530.

During the first quarter of 2003, the Company recognized restructuring charges, net of adjustments, of $1,137 ($728 after tax) related to previously announced restructuring plans that were completed prior to December 31, 2003. These charges were primarily associated with severance costs in Europe in the Industrial Packaging segment as well as lease termination and restoration costs associated with prior plant closings in the Consumer Packaging segment. Additionally, the Company’s High Density Film business, which was divested in December 2003, incurred restructuring charges of approximately $200 ($128 after tax) in the first quarter of 2003.

The following table sets forth the activity in the restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. Restructuring charges are included in “Restructuring charges” on the Company’s Condensed Consolidated Statements of Income. In accordance with the agreement of sale for the High Density Film business, the liability of that business associated with the restructuring has been retained by the Company and is, therefore, included in the table below:

	Severance
	and		Other
	Termination	Asset	Exit
	Benefits	Impairment	Costs	Total
Beginning liability December 31, 2003	$14,708	$—	$6,386	$21,094
New charges	759	246	634	1,639
Cash payments	(6,966)	—	(1,730)	(8,696)
Asset impairment	—	(223)	—	(223)
Adjustments	(184)	(23)	(104)	(311)

Ending liability March 28, 2004	$8,317	$—	$5,186	$13,503

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

During the first quarter of 2004, the Company recognized writeoffs of impaired equipment in the Industrial Packaging segment in the amount of $223. Other exit costs are primarily associated with lease termination and other miscellaneous plant closing costs.

The Company expects to pay the remaining restructuring costs, with the exception of ongoing pension subsidies and certain building lease termination expenses, by the end of the first quarter of 2005, using cash generated from operations.

Note 5:	Comprehensive Income

The following table reconciles net income to comprehensive income:

	Three Months Ended
	March 28, 2004	March 30, 2003
Net income	$36,840	$28,998
Other comprehensive income:
Foreign currency translation adjustments	(4,224)	14,097
Other adjustments, net of income tax	875	1,194

Comprehensive income	$33,491	$44,289

The following table summarizes the components of accumulated other comprehensive income and the changes in accumulated other comprehensive income, net of tax as applicable, for the quarter ended March 28, 2004:

	Foreign	Minimum		Accumulated
	Currency	Pension		Other
	Translation	Liability		Comprehensive
	Adjustment	Adjustment	Other	Loss
Balance at December 31, 2003	$(83,906)	$(53,826)	$1,641	$(136,091)
Year-to-date change	(4,224)	—	875	(3,349)

Balance at March 28, 2004	$(88,130)	$(53,826)	$2,516	$(139,440)

The cumulative tax benefit of the Minimum Pension Liability Adjustments was $25,312 at March 28, 2004 and December 31, 2003. Additionally, the deferred tax liability of Other items was $1,254 and $940 at March 28, 2004 and December 31, 2003, respectively.

Note 6:	Goodwill and Other Intangible Assets

Goodwill A summary of the changes in goodwill for the quarter ended March 28, 2004 is as follows:

	Consumer	Industrial
	Packaging	Packaging
	Segment	Segment	Total
Balance as of January 1, 2004	$162,205	$221,749	$383,954
Foreign currency translation	(1,438)	276	(1,162)

Balance as of March 28, 2004	$160,767	$222,025	$382,792

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Other Intangible Assets A summary of other intangible assets as of March 28, 2004 and December 31, 2003 is as follows:

	March 28, 2004		December 31, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Patents	$3,268	$(2,626)	$3,268	$(2,564)
Customer lists	38,223	(5,127)	38,223	(4,630)
Land use rights	5,873	(1,999)	5,873	(1,963)
Supply agreements	5,261	(4,030)	5,261	(3,715)
Other	6,404	(2,978)	6,404	(2,756)

Total	$59,029	$(16,760)	$59,029	$(15,628)

Aggregate amortization expense on intangible assets was $1,132 and $971 for the three months ended March 28, 2004 and March 30, 2003, respectively. Amortization expense on the other intangible assets identified in the table above is expected to approximate $3,800 in 2004, $3,800 in 2005, $3,500 in 2006, $3,200 in 2007 and $3,000 in 2008. Other intangible assets are included in “Other Assets” on the Company’s Condensed Consolidated Balance Sheets.

Note 7:	Dividend Declarations

On February 4, 2004, the Board of Directors declared a regular quarterly dividend of $0.21 per share. This dividend was paid March 10, 2004 to all shareholders of record as of February 20, 2004.

On April 21, 2004, the Board of Directors declared a regular quarterly dividend of $0.22 per share, payable June 10, 2004 to all shareholders of record as of May 21, 2004.

Note 8:	Stock Plans

As permitted by Statement of Financial Accounting Standards No. 123, ‘Accounting for Stock-Based Compensation’ (FAS 123), the Company has elected to account for its stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, ‘Accounting for Stock Issued to Employees,’ and its related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for performance stock options is recorded based on the quoted market price of the Company’s stock at the end of the period.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.

	Three Months Ended
	March 28, 2004	March 30, 2003
Net income, as reported	$36,840	$28,998
Add: Stock-based employee compensation cost, net of related tax effects, included in net income, as reported	399	224
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,243)	(1,425)

Proforma net income	$35,996	$27,797

Earnings per share:
Basic — as reported	$0.38	$0.30
Basic — proforma	$0.37	$0.29
Diluted — as reported	$0.38	$0.30
Diluted — proforma	$0.37	$0.29

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 9:	Employee Benefit Plans

The Company provides non-contributory defined benefit pension plans for substantially all of its United States and certain of its Mexico employees, as well as postretirement healthcare and life insurance benefits to the majority of its retirees and their eligible dependents in the United States and Canada. Effective January 1, 2004, the Company established a defined contribution plan for all new U.S. employees. The defined benefit plans discussed above remain in place for all U.S. employees whose employment with the Company began prior to January 1, 2004. The Company also sponsors contributory pension plans covering the majority of its employees in the United Kingdom and Canada.

The components of net periodic benefit cost include the following:

	Three Months Ended
	March 28, 2004	March 30, 2003
Retirement Plans
Service cost	$5,925	$5,052
Interest cost	14,267	12,942
Expected return on plan assets	(16,490)	(13,823)
Amortization of net transition (asset) obligation	150	144
Amortization of prior service cost	363	416
Amortization of net actuarial (gain) loss	5,242	5,556

Net periodic benefit cost	$9,457	$10,287

Retiree Health and Life Insurance Plans
Service cost	$1,281	$1,090
Interest cost	2,932	2,877
Expected return on plan assets	(880)	(913)
Amortization of prior service cost	(1,529)	(1,645)
Amortization of net actuarial loss	2,448	2,257

Net periodic benefit cost	$4,252	$3,666

During the three months ended March 28, 2004, the Company made voluntary contributions of $7,900 to its retirement and retiree health and life insurance plans. The Company anticipates that it will make additional voluntary contributions of approximately $15,000 to these plans in 2004.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligibles starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligibles with a range of options for coordinating with the new government-sponsored program to potentially reduce program cost. These options include supplementing the government program on a secondary payor basis or accepting a direct subsidy from the government to support a portion of the cost of the employer’s program.

Paragraph 40 of Statement of Financial Accounting Standards No. 106, ‘Employers’ Accounting for Postretirement Benefits Other Than Pensions’ (FAS 106), requires that presently enacted changes in law impacting employer-sponsored retiree health care programs which take effect in future periods be considered in current-period measurements for benefits expected to be provided in those future periods. Therefore, under FAS 106 guidance, measures of plan liabilities and annual expense on or after the date of enactment should reflect the effects of the Act.

Pursuant to guidance under FASB Staff Position 106-1, however, the Company has chosen to defer recognition of the potential effects of the Act in these disclosures. Therefore, the retiree health obligations and costs reported in these financial statements or accompanying notes do not yet reflect any potential impact of the Act. Specific, authoritative guidance on the accounting for the government subsidy is pending, and that guidance, when issued, could require the Company to change previously reported information.

Note 10:	New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, ‘Consolidation of Variable Interest Entities - an interpretation of ARB 51’ (FIN 46). FIN 46 addresses when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. It defines variable interest entities as those entities with a business purpose that either do not have equity investors with voting rights in proportion to such investors’ equity, or have investors that do not provide financial resources in proportion to such investors’ equity for the entity to support its activities and have equity investors that lack a controlling financial interest. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN 46 consolidation requirements apply immediately to variable interest entities created or obtained after January 31, 2003, but this had no impact on the Company’s 2003 financial statements. A modification to FIN 46 (FIN 46R) was released on December 17, 2003. FIN 46R delayed the effective date for variable interest entities created before February 1, 2003, with the exception of special-purpose entities, until the first fiscal year or interim period after December 15, 2003. As of January 1, 2004, the Company adopted FIN 46R. In conjunction with this adoption, the Company performed an evaluation of variable interest entities in which it has an ownership, contractual or other monetary interest and adopted FIN 46R. The adoption of FIN 46R did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

Note 11:	Financial Segment Information

Sonoco reports its results in two primary segments, Industrial Packaging and Consumer Packaging. The Industrial Packaging segment includes the following products: high-performance paper, plastic and composite engineered carriers; wooden, metal and composite reels for wire and cable packaging; fiber-based construction tubes and forms; custom designed protective packaging; and, supply chain management capabilities. The Consumer Packaging segment includes the following products and services: round and shaped rigid packaging, both composite and plastic; printed flexible packaging; and, packaging services.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth net sales and operating profit for the Company’s financial segments. Operating profit at the segmental level is defined as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income adjusted for restructuring charges, which are not allocated to the financial segments.

FINANCIAL SEGMENT INFORMATION (Unaudited)

	Three Months Ended
	March 28, 2004	March 30, 2003
Net Sales:
Industrial Packaging	$383,661	$356,731
Consumer Packaging	311,755	299,749

Consolidated	$695,416	$656,480

Income before income taxes:
Industrial Packaging — Operating Profit	$27,011	$30,705
Consumer Packaging — Operating Profit	24,076	22,825
Restructuring charges	(1,328)	(1,137)
Interest, net	(8,748)	(12,283)

Consolidated	$41,011	$40,110

Prior year information has been restated to exclude the impact of the Company’s High Density Film business, which has been reclassified as discontinued operations on the Condensed Consolidated Statements of Income.

Note 12:	Commitments and Contingencies

The Company is a party to various legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings. The Company cannot currently determine the final outcome of the proceedings described below or the ultimate amount of potential losses. Pursuant to Statement of Financial Accounting Standards No. 5, ‘Accounting for Contingencies’ (FAS 5), management records accruals for estimated losses at the time that information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Accrued amounts are not discounted. Although the level of future expenditures for legal and environmental matters is impossible to determine with any degree of probability, it is management’s opinion that such costs, when finally determined, will not have an adverse material effect on the consolidated financial position of the Company.

Sonoco-U.S. Paper Lawsuit
On April 30, 2004, the Company announced that the U.S. District Court for the Southern District of Ohio had entered a judgment against its subsidiary, Sonoco-U.S. Paper, and the Company in the amount of $3,750 in a case involving alleged trade secrets of the plaintiff. Although not covered by the judgment, the plaintiff may also make claim for certain litigation expenses. While the Company is currently considering what legal steps to take with respect to this judgment, during the first quarter of 2004, it accrued approximately $5,500 related to this legal proceeding.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Environmental Matters
The Company has been named as a potentially responsible party at several environmentally contaminated sites not owned by the Company. These regulatory actions and a small number of private party lawsuits represent the Company’s largest potential environmental liabilities. As of March 28, 2004 and December 31, 2003, the Company had accrued $3,909 and $3,967, respectively, related to environmental contingencies. Due to the complexity of determining clean-up costs associated with the sites, a reliable estimate of the ultimate cost to the Company cannot be determined. Furthermore, all of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing agreements with other potentially responsible parties with respect to a particular site. Such agreements relate to the sharing of legal defense costs or clean-up costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away. Accordingly, a reliable estimate of the ultimate cost to the Company with respect to such sites cannot be determined.

Note 13:	Subsequent Events

European Joint Venture
On April 19, 2004, the Company announced that it had signed a definitive agreement with Ahlstrom Corporation, Helsinki, Finland (“Ahlstrom”) to combine each of the companies’ respective European paper-based tube/core and coreboard operations into a joint venture that will operate under the name Sonoco-Alcore S.a.r.l. The Company, which will contribute to the joint venture ownership positions in 25 tube and core plants and six paper mills, will hold a 64.5% interest in the joint venture. Ahlstrom, a leader in high-performance fiber-based materials serving niche markets worldwide, will contribute 15 tube and core plants and one paper mill to the joint venture and will hold a 35.5% interest in it. Total sales in 2003 for the properties being contributed by the Company and Ahlstrom to this joint venture were approximately $235,000 and $102,000, respectively. This joint venture is expected to be finalized by the end of the third quarter of 2004.

Following an initial two and one-half year standstill period and subject to certain conditions, Ahlstrom will have the right to require (through a put option arrangement) the Company to buy the shares not owned by the Company at any time over the next three and one-half years. During the seventh year, the Company will have the right to purchase the shares (through a call option arrangement). The price of the share purchase will be determined using a formula related to an earnings multiple at the time such shares might be put or called.

In a separate but related transaction, the Company has signed an agreement to purchase 100% of Ahlstrom’s Chinese paper tube/core operation in Shouguang to serve the rapidly growing Chinese market for paper mill cores. This operation will not be part of the joint venture.

Acquisition of CorrFlex Graphics
On April 29, 2004, the Company announced that it had signed a definitive agreement to acquire CorrFlex Graphics, LLC (“CorrFlex”) for an all-cash purchase price of approximately $250,000. CorrFlex, which is privately held, is one of the nation’s largest point-of-purchase display companies. The acquisition is expected to be moderately accretive in the first year and is expected to generate sales on an annualized basis of approximately $200,000 for 2004. The acquisition will be known as Sonoco CorrFlex and is expected to close by the end of the second quarter of 2004.

Report of Independent Accountants

To the Shareholders and Directors of Sonoco Products Company

We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of March 28, 2004, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 28, 2004, and March 30, 2003. These financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended (not present herein); and in our report dated January 28, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Charlotte, North Carolina
May 4, 2004

SONOCO PRODUCTS COMPANY

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The words “estimate,” “project,” “intend,” “expect,” “believe,” “plan,” “anticipate,” “objective,” “goal,” “guidance,” and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding offsetting high raw material costs, adequacy of income tax provisions, refinancing of debt, adequacy of cash flows, effects of acquisitions and dispositions, adequacy of provisions for environmental liabilities, financial strategies and the results expected from them, and producing improvements in earnings. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance estimates, expectations, beliefs, plans, strategies and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecast in such forward-looking statements. Such risks and uncertainties include, without limitation: availability and pricing of raw materials; success of new product development and introduction; ability to maintain or increase productivity levels; international, national and local economic and market conditions; fluctuations in obligations and earnings of pension and postretirement benefit plans; ability to maintain market share; pricing pressures and demand for products; continued strength of our paperboard-based engineered carriers and composite can operations; anticipated results of restructuring activities; resolution of income tax contingencies; ability to successfully integrate newly acquired businesses into the Company’s operations; currency stability and the rate of growth in foreign markets; use of financial instruments to hedge foreign exchange, interest rate and commodity price risk; actions of government agencies; loss of consumer confidence; and, economic disruptions resulting from terrorist activities.

Results of Operations

Company Overview
During the fourth quarter of 2003, the Company completed the sale of its High Density Film business to Hilex Poly Co., LLC, Los Angeles, California. Operating results of this business have been presented for the first quarter of 2003 as “Income from discontinued operations, net of income taxes” in the Company’s Condensed Consolidated Statements of Income. The Condensed Consolidated Statement of Income for the first quarter of 2003 has been restated to reflect the reclassification of the Company’s High Density Film business as discontinued operations.

Net sales for the first quarter of 2004 were $695 million, compared to $656 million for the first quarter of 2003. This increase was primarily due to the favorable impact of foreign exchange rates of approximately $31 million as the dollar weakened against foreign currencies, and higher average selling prices of approximately $6 million, mainly attributed to the Company’s recovered paper operations. Company-wide volumes during the first quarter of 2004 remained relatively flat when compared to the same period in 2003, decreasing by less than 1%.

Income before income taxes totaled approximately $41 million in the first quarter of 2004, compared to approximately $40 million for the same period in 2003. This increase resulted primarily from reduced costs of approximately $13 million, which were associated with on-going productivity initiatives and savings resulting from the Company’s restructuring activities that were initiated in 2003. Also contributing to this increase was a reduction in net interest expense, which decreased by approximately $3 million from $12 million in the first quarter of 2003 to $9 million in the first quarter of 2004 primarily as a result of lower average debt levels and lower average interest rates. These favorable impacts were partially offset by approximately $7 million, resulting

SONOCO PRODUCTS COMPANY

from lower volume and a change in product and customer mix, and a slightly negative price/cost relationship of approximately $2 million. Income before income taxes for the first quarter of 2004 was also negatively impacted by a charge of approximately $5 million associated with an unfavorable legal judgment that was entered against the Company. See Note 12 to the Company’s Condensed Consolidated Financial Statements for more information on litigation. Income before income taxes included charges in connection with the Company’s previously announced restructuring actions of approximately $1 million pretax for the first quarter of each of 2004 and 2003, which were not allocated to the operating segments. Restructuring charges for the first quarter of 2004 consisted primarily of severance charges.

The effective tax rate for the quarter ended March 28, 2004 was 13.2%, compared to 36.0% for the quarter ended March 30, 2003. This decrease was primarily due to the reversal of previously accrued taxes totaling $9 million as a result of the Internal Revenue Service closing its examination of the Company’s tax returns for years 1999 through 2001.

Operating Segments
The Company reports results in two operating segments, Consumer Packaging and Industrial Packaging. Operating profit at the segmental level is defined as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income adjusted for restructuring charges, which are not allocated to the financial segments. General corporate expenses, with the exception of restructuring charges, interest and income taxes, have been allocated as operating costs to each of the Company’s financial segments. See Note 11 to the Company’s Condensed Consolidated Financial Statements for more information on operating segments.

Consumer Packaging Segment
The Consumer Packaging segment includes the following products and services: round and shaped rigid packaging, both composite and plastic; printed flexible packaging; and packaging services.

Net sales of the Consumer Packaging segment for the first quarter of 2004 totaled approximately $312 million, compared to approximately $300 million in the first quarter of 2003. This increase was due primarily to favorable foreign exchange rates of approximately $11 million and higher selling prices of approximately $2 million, offset in part by decreased volume of approximately $1 million associated with rigid paper and plastics and flexible packaging.

Operating profit, as defined above, for the Consumer Packaging segment in the first quarter of 2004 was approximately $24 million, up from approximately $23 million for the same period in 2003. This increase resulted primarily from reduced costs of approximately $7 million, which were related to on-going productivity initiatives and savings resulting from the Company’s restructuring activities that were initiated in 2003, and a favorable price/cost relationship of approximately $1 million. Lower volume and a change in product and customer mix negatively impacted operating profit by approximately $5 million. In addition, product start-up costs, primarily associated with the Company’s new multi-line steel easy-open closure operation in Brazil, resulted in a reduction in operating profit of approximately $2 million.

Industrial Packaging Segment
The Industrial Packaging segment includes the following products: high-performance paper, plastic and composite engineered carriers; wooden, metal and composite reels for wire and cable packaging; fiber-based construction tubes and forms; custom designed protective packaging; and supply chain management capabilities.

Net sales of the Industrial Packaging segment for the first quarter of 2004 totaled approximately $384 million, compared to approximately $357 million in the first quarter of 2003. This increase was due primarily to favorable foreign exchange rates of approximately $20 million and higher selling prices of approximately $4 million, offset

SONOCO PRODUCTS COMPANY

in part by decreased volume of approximately $1 million associated primarily with the Company’s paper operations.

Operating profit, as defined above, for the Industrial Packaging segment in the first quarter of 2004 was approximately $27 million, down from approximately $31 million for the same period in 2003. Operating profit was negatively impacted by approximately $2 million related to lower volume, approximately $3 million related to a negative price/cost relationship, and approximately $5 million related to charges associated with an unfavorable legal judgment that was entered against the Company. Lower volume was associated primarily with the Company’s global engineered carriers and paperboard operations, and the negative price/cost relationship resulted primarily from higher prices for old corrugated containers (OCC), the Company’s primary raw material. These unfavorable impacts were partially offset by reduced costs of approximately $6 million related to on-going productivity initiatives and savings resulting from the Company’s restructuring activities that were initiated in 2003. Operating profit was also positively impacted by approximately $1 million associated with the favorable impact of foreign exchange rates.

Financial Position, Liquidity and Capital Resources

The Company’s financial position remained strong during the first quarter of 2004. Total debt decreased by $6 million to $669 million from $675 million at December 31, 2003.

For the first quarter of 2004, cash generated from operations totaled approximately $23 million, compared with approximately $41 million for the same period in 2003. This decrease of approximately $18 million was primarily a result of larger increases in inventory levels and prepaid expenses as well as increased pension plan funding in the first quarter of 2004, compared to the first quarter of 2003. The larger increases in inventory levels and prepaid expenses were attributable in part to the Company’s new multi-line steel easy-open closure operation in Brazil. The increase in inventory was also attributable to higher levels of OCC. Cash generated from operations for the first quarter of 2004 included the impact of approximately $8 million for funding the Company’s benefit plans, compared to approximately $1 million for the first quarter of 2003.

During the first quarter of 2004, the Company received cash proceeds of approximately $11 million from the issuance of common stock, which related primarily to the exercise of stock options. These proceeds, combined with cash generated from operations, were used to partially fund capital expenditures of approximately $25 million and to pay dividends of approximately $20 million in the first quarter of 2004.

During the first quarter of 2004, the Company entered into a $100 million swap against a $250 million 6.5% bond maturing in 2013. Consistent with the treatment of all of the Company’s interest rate swaps, this contract qualified as a fair value hedge under Statement of Financial Accounting Standards No. 133, ‘Accounting for Derivative Instruments and Hedging Activities’ (FAS 133) and swapped fixed interest for floating.

Restructuring and Impairment

In August 2003, the Company announced general plans to reduce its overall cost structure by $54 million pretax by realigning and centralizing a number of staff functions and eliminating excess plant capacity. Pursuant to these plans, the Company has initiated or completed 13 plant closings and has terminated approximately 740 employees. As of March 28, 2004, the Company had incurred cumulative charges, net of adjustments, of approximately $53.2 million pretax associated with these activities. The Company expects to recognize an additional cost of approximately $9.5 million pretax in the future associated with these charges. As part of the target to reduce its cost structure by $54 million, the Company also expects to announce throughout the remainder of 2004 the closing of an additional five to ten plants in furtherance of these plans. The costs associated with these future plant closings have not yet been determined. The Company expects to pay the

SONOCO PRODUCTS COMPANY

remaining restructuring costs, with the exception of ongoing pension subsidies and certain building lease termination expenses, by the end of the first quarter of 2005, using cash generated from operations.

During the first quarter of 2004, the Company recognized restructuring charges of $1.3 million ($0.9 million after tax), primarily associated with previously announced plant closings, four of which were in the Industrial Packaging segment and one of which was in the Consumer Packaging segment. These restructuring charges, net of adjustments, consisted primarily of severance and termination benefits of $0.6 million, asset impairment charges of $0.2 million and other exit costs of $0.5 million.

During the first quarter of 2003, the Company recognized restructuring charges, net of adjustments of $1.1 million ($0.7 million after tax) related to previously announced restructuring plans that were completed prior to December 31, 2003. These charges were primarily associated with severance costs in Europe in the Industrial Packaging segment as well as lease termination and restoration costs associated with prior plant closings in the Consumer Packaging segment. Additionally, the Company’s High Density Film business, which was divested in December 2003, incurred restructuring charges of approximately $0.2 million ($0.1 million after tax) in the first quarter of 2003.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, ‘Consolidation of Variable Interest Entities — an interpretation of ARB 51’ (FIN 46). FIN 46 addresses when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. It defines variable interest entities as those entities with a business purpose that either do not have equity investors with voting rights in proportion to such investors’ equity, or have investors that do not provide financial resources in proportion to such investors’ equity for the entity to support its activities and have equity investors that lack a controlling financial interest. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN 46 consolidation requirements apply immediately to variable interest entities created or obtained after January 31, 2003, but this had no impact on the Company’s 2003 financial statements. A modification to FIN 46 (FIN 46R) was released on December 17, 2003. FIN 46R delayed the effective date for variable interest entities created before February 1, 2003, with the exception of special-purpose entities, until the first fiscal year or interim period after December 15, 2003. As of January 1, 2004, the Company adopted FIN 46R. In conjunction with this adoption, the Company performed an evaluation of variable interest entities in which it has an ownership, contractual or other monetary interest and adopted FIN 46R. The adoption of FIN 46R did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

Information about the Company’s exposure to market risk was disclosed in its 2003 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 2, 2004. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.

Item 4.      Controls and Procedures.

Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company’s disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company’s chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures, as of the end of the period covered by this quarterly report, was adequate.

No disclosure is required under 17 C.F.R. Section 229.308(c).

SONOCO PRODUCTS COMPANY

PART II. OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders.

The Company’s annual meeting of shareholders was held on April 21, 2004. The following matters, as described more fully in the Company’s Proxy Statement, were approved by the shareholders at this meeting:

(1)	The following directors were elected:

		VOTES
	Term	For	Withheld
F.L.H. Coker	3-year	86,305,370	2,617,562
C.C. Fort	3-year	87,076,862	1,846,070
B.L.M. Kasriel	3-year	86,080,948	2,841,984
J.H. Mullin, III	3-year	87,145,584	1,777,348
T.E. Whiddon	3-year	85,407,561	3,515,371
J.M. Micali	2-year	87,147,818	1,775,114

(2)	Shareholder proposal urging the Company’s Board of Directors to arrange for the prompt sale of the Company to the highest bidder. The shareholders voted 4,228,801 for and 72,137,857 against this proposal, with 796,205 abstaining. There were 11,759,666 broker non-votes for this matter.

Item 6.      Exhibits and Reports on Form 8-K .

(a)	Exhibit 15 — Letter re unaudited interim financial information.
Exhibit 31 — Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)
Exhibit 32 — Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

(b)	Reports on Form 8-K: During the quarter ended March 28, 2004, the Company filed a Current Report on Form 8-K dated January 28, 2004. The Current Report included information under Items 7 and 12.

SONOCO PRODUCTS COMPANY

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date: May 6, 2004	By:	/s/ C.J. Hupfer

C.J. Hupfer
Vice President and Chief Financial Officer

SONOCO PRODUCTS COMPANY

EXHIBIT INDEX

Exhibit
Number	Description
15	Letter re: unaudited interim financial information

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)