Form 10-Q
period 2004-06-27
SONOCO PRODUCTS CO
filed 2004-07-29
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

or

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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at June 30, 2004:

Common stock, no par value: 97,990,696

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SONOCO PRODUCTS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands)

	June 27,
	2004	December 31,
	(unaudited)	2003*
Assets
Current Assets
Cash and cash equivalents	$65,249	$84,854
Trade accounts receivable, net of allowances	387,407	320,676
Other receivables	39,974	33,066
Inventories:
Finished and in process	112,253	109,080
Materials and supplies	172,487	143,116
Prepaid expenses and other	79,421	64,473

	856,791	755,265
Property, Plant and Equipment, Net	942,536	923,569
Goodwill	538,055	383,954
Other Assets	492,963	457,845

Total Assets	$2,830,345	$2,520,633

Liabilities and Shareholders’ Equity
Current Liabilities
Payable to suppliers	$257,148	$239,300
Accrued expenses and other	219,915	211,342
Notes payable and current portion of long-term debt	206,358	201,367
Taxes on income	8,255	27,585

	691,676	679,594
Long-Term Debt	733,892	473,220
Pension and Other Postretirement Benefits	147,830	137,494
Deferred Income Taxes and Other	212,556	216,165
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares
97,986 and 97,217 shares outstanding, of which 97,695 and 96,969 were issued at June 27, 2004 and December 31, 2003, respectively	7,175	7,175
Capital in excess of stated value	353,726	337,136
Accumulated other comprehensive loss	(152,319)	(136,091)
Retained earnings	835,809	805,940

Total Shareholders’ Equity	1,044,391	1,014,160

Total Liabilities and Shareholders’ Equity	$2,830,345	$2,520,633

* The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Net sales	$763,902	$684,567	$1,459,318	$1,341,047
Cost of sales	620,753	560,805	1,194,587	1,093,370
Selling, general and administrative expenses	76,969	68,299	147,464	138,684
Restructuring charges (see Note 5)	5,768	7,828	7,096	8,965

Income before interest and income taxes	60,412	47,635	110,171	100,028
Interest expense	11,518	13,979	21,441	26,709
Interest income	(1,196)	(509)	(2,371)	(956)

Income before income taxes	50,090	34,165	91,101	74,275
Provision for income taxes	17,795	14,476	23,220	28,916

Income before equity in earnings of affiliates/Minority interest in subsidiaries	32,295	19,689	67,881	45,359
Equity in earnings of affiliates/Minority interest in subsidiaries	2,660	1,681	3,914	3,324

Income from continuing operations	34,955	21,370	71,795	48,683
Income from discontinued operations, net of income taxes	—	1,463	—	3,148

Net income	$34,955	$22,833	$71,795	$51,831

Average common shares outstanding:
Basic	97,890	96,696	97,754	96,684

Diluted	98,691	96,956	98,441	96,957

Per common share
Basic:
From continuing operations	$0.36	$0.22	$0.73	$0.51
From discontinued operations	$—	$0.02	$—	$0.03

Net income	$0.36	$0.24	$0.73	$0.54

Diluted
From continuing operations	$0.35	$0.22	$0.73	$0.50
From discontinued operations	$—	$0.02	$—	$0.03

Net income	$0.35	$0.24	$0.73	$0.53

Cash dividends - common	$0.22	$0.21	$0.43	$0.42

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended
	June 27,	June 29,
	2004	2003
Cash Flows from Operating Activities:
Net income	$71,795	$51,831
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring reserve (noncash)	1,698	729
Depreciation, depletion and amortization	73,280	79,149
Equity in earnings of affiliates/minority interest in subsidiaries	(3,914)	(3,324)
Cash dividends from affiliated companies	1,650	1,325
Loss (gain) on disposition of assets	2,179	(502)
Deferred taxes	1,256	5,587
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Receivables	(48,662)	(43,846)
Inventories	(29,218)	(29,002)
Prepaid expenses	(14,425)	(12,476)
Payables and taxes	864	8,783
Other assets and liabilities	(1,977)	26,196

Net cash provided by operating activities	54,526	84,450

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(53,540)	(52,787)
Cost of acquisitions, exclusive of cash acquired	(259,981)	(1,275)
Proceeds from the sale of assets	3,315	1,372

Net cash used in investing activities	(310,206)	(52,690)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	169,141	20,938
Principal repayment of debt	(12,935)	(10,199)
Net increase in commercial paper borrowings	108,000	(1,500)
Net increase in bank overdrafts	157	10,469
Cash dividends - common	(41,926)	(40,514)
Common shares issued	14,855	1,070

Net cash provided by (used in) financing activities	237,292	(19,736)

Effects of Exchange Rate Changes on Cash	(1,217)	552

Net (Decrease) Increase in Cash and Cash Equivalents	(19,605)	12,576
Cash and cash equivalents at beginning of period	84,854	31,405

Cash and cash equivalents at end of period	$65,249	$43,981

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 1: Basis of Interim Presentation

In the opinion of the management of Sonoco Products Company (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three and six months ended June 27, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report for the fiscal year ended December 31, 2003.

With respect to the unaudited condensed consolidated financial information of the Company for the three and six month periods ended June 27, 2004 and June 29, 2003 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 28, 2004 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

During the fourth quarter of 2003, the Company completed the sale of its High Density Film business to Hilex Poly Co., LLC, Los Angeles, California. Operating results of this business have been presented for the three and six months ended June 29, 2003 as “Income from discontinued operations, net of income taxes” in the Company’s Condensed Consolidated Statements of Income. Items included in the Notes to Condensed Consolidated Financial Statements that relate to the Consolidated Statement of Income for the three and six months ended June 29, 2003 have been restated to reflect the reclassification of the Company’s High Density Film business as discontinued operations.

Note 2: Acquisitions/Joint Ventures

Acquisition of CorrFlex Graphics, LLC

On May 28, 2004, the Company completed its purchase of CorrFlex Graphics, LLC (“CorrFlex”) for an all-cash purchase price of approximately $250,000. CorrFlex, a privately held company, is one of the nation’s largest point-of-purchase display companies. The acquired business, which is known as Sonoco CorrFlex, LLC, is reflected in the Consumer Packaging segment beginning in June of 2004.

The unaudited proforma combined historical results, as if CorrFlex had been acquired at the beginning of fiscal 2003 and 2004 are estimated to be:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Net sales	$792,651	$721,250	$1,531,190	$1,423,598
Net income	$36,614	$22,963	$75,942	$54,446

Diluted earnings per common share	$0.37	$0.24	$0.77	$0.56

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The proforma results include amortization of intangibles and interest expense on debt assumed to finance the purchase. The proforma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each period presented, nor are they necessarily indicative of future consolidated results.

European Joint Venture

On April 19, 2004, the Company announced that it had signed a definitive agreement with Ahlstrom Corporation, Helsinki, Finland (“Ahlstrom”) to combine each of the companies’ respective European paper-based tube/core and coreboard operations into a joint venture that will operate under the name Sonoco-Alcore S.a.r.l. The Company, which will contribute to the joint venture ownership positions in 25 tube and core plants and six paper mills, will hold a 64.5% interest in the joint venture. Ahlstrom, a leader in high-performance fiber-based materials serving niche markets worldwide, will contribute 15 tube and core plants and one paper mill to the joint venture and will hold a 35.5% interest in it. The Company is currently awaiting regulatory approval by the European Union and expects to finalize this joint venture by the end of 2004.

Note 3: Discontinued Operations

The financial statements and accompanying notes for prior periods have been restated to report the revenues and expenses of the components of the Company that were disposed of separately as discontinued operations. Income from discontinued operations, net of income taxes for the three and six months ended June 29, 2003 represents the results of operations of the Company’s High Density Film business unit, which was sold in December 2003.

The following table sets forth the operating results for the High Density Film business unit, which was previously reported in the Company’s Consumer Packaging segment:

	Three Months Ended	Six Months Ended
	June 29, 2003	June 29, 2003
Net sales	$47,859	$92,566

Income before income taxes	$2,286	$4,918
Provision for income taxes	823	1,770

Income from discontinued operations, net of income taxes	$1,463	$3,148

Income from discontinued operations, net of income taxes – per diluted share	$0.02	$0.03

No interest expense or income was allocated to this business unit.

The Company has no continuing involvement in the management or operations of the divested business.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 4: Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Numerator:
Income from continuing operations	$34,955	$21,370	$71,795	$48,683
Income from discontinued operations, net of income taxes	—	1,463	—	3,148

Net income	$34,955	$22,833	$71,795	$51,831

Denominator:
Average common shares outstanding	97,890	96,696	97,754	96,684
Dilutive effect of:
Employee stock options	515	201	440	163
Contingent employee share awards	286	59	247	110

Dilutive shares outstanding	98,691	96,956	98,441	96,957

Basic earnings per common share:
Income from continuing operations	$0.36	$0.22	$0.73	$0.51
Income from discontinued operations, net of income taxes	—	0.02	—	0.03

Net income	$0.36	$0.24	$0.73	$0.54

Diluted earnings per common share:
Income from continuing operations	$0.35	$0.22	$0.73	$0.50
Income from discontinued operations, net of income taxes	—	0.02	—	0.03

Net income	$0.35	$0.24	$0.73	$0.53

Stock options to purchase approximately 4,487 and 8,120 shares at June 27, 2004 and June 29, 2003, respectively, were not dilutive and, therefore, are not included in the computations of diluted income per common share amounts. No adjustments were made to reported net income in the computations of earnings per share.

Note 5: Restructuring Programs

In August 2003, the Company announced general plans to reduce its overall cost structure by $54,000 pretax by realigning and centralizing a number of staff functions and eliminating excess plant capacity. Pursuant to these plans, the Company has initiated or completed 12 plant closings and has terminated approximately 850 employees. As of June 27, 2004, the Company had incurred cumulative charges, net of adjustments, of approximately $60,978 pretax associated with these activities. Of this amount, $37,037 was related to the Industrial Packaging segment, $9,167 was related to the Consumer Packaging segment and $14,774 was associated with Corporate. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $45,431, asset impairment charges of $9,994 and other exit costs of $5,553. The Company expects to recognize an additional cost of approximately $4,000 pretax in the future associated with these activities, which is comprised of approximately $2,100 in severance and termination benefits, $300 in asset impairment charges and $1,600 in other exit costs. Of this amount, approximately $3,100 is related to the Industrial Packaging segment and approximately $900 is related to the Consumer Packaging segment. The Company also expects to announce throughout the remainder of 2004 the closing of approximately five additional plants in furtherance of these plans. The costs associated with these future plant closings have not yet been determined. In conjunction with the Company’s review of its restructuring accrual in the second quarter of 2004, it was determined that one of the plants that had originally been identified to be closed pursuant to these plans would not be closed due to changes in certain factors. In response to this determination, the Company reduced its restructuring accrual for the Consumer Packaging segment, which resulted in negative charges, net of adjustments, in both the three and six months ended June 27, 2004.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

During the three months ended June 27, 2004, the Company recognized restructuring charges, net of adjustments, of $5,768 ($3,720 after tax), which are reflected as “Restructuring charges” on the Company’s Condensed Consolidated Statements of Income. Of these charges, $6,214 was attributed to the Industrial Packaging segment, and ($446) was related to the Consumer Packaging segment. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $3,649, asset impairment charges of $1,475 and other exit costs of $644.

During the three months ended June 29, 2003, the Company recognized restructuring charges, net of adjustments, of $7,828 ($7,894 after tax) related to previously announced restructuring plans, all of which was attributed to the Industrial Packaging segment. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $7,041, asset impairment charges of $729 and other exit costs of $58.

During the six months ended June 27, 2004, the Company recognized restructuring charges, net of adjustments, of $7,096 ($4,577 after tax). Of these charges, $7,441 was attributed to the Industrial Packaging segment, and ($345) was related to the Consumer Packaging segment. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $4,224, asset impairment charges of $1,698 and other exit costs of $1,174.

During the six months ended June 29, 2003, the Company recognized restructuring charges, net of adjustments, of $8,965 ($8,622 after tax) related to previously announced restructuring plans. Of these charges, $8,465 was attributed to the Industrial Packaging segment, and $500 was related to the Consumer Packaging segment. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $7,678, asset impairment charges of $729 and other exit costs of $558. Additionally, the Company’s High Density Film business, which was divested in December 2003, incurred restructuring charges of approximately $200 ($128 after tax) in the six months ended June 29, 2003.

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

	Severance
	and		Other
	Termination	Asset	Exit
	Benefits	Impairment	Costs	Total
Beginning liability December 31, 2003	$14,708	$—	$6,386	$21,094
New charges	4,783	1,732	1,869	8,384
Cash payments	(11,500)	—	(3,325)	(14,825)
Asset impairment	—	(1,698)	—	(1,698)
Adjustments	(559)	(34)	(695)	(1,288)

Ending liability June 27, 2004	$7,432	$—	$4,235	$11,667

During the six months ended June 27, 2004, the Company recognized writeoffs of impaired equipment and facilities in the Industrial Packaging segment in the amount of $1,058 and $640, respectively. Other exit costs are primarily associated with lease termination and other miscellaneous plant closing costs.

The Company expects to pay the remaining restructuring costs, with the exception of ongoing pension subsidies and certain building lease termination expenses, by the end of the second quarter of 2005, using cash generated from operations.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 6: Comprehensive Income

The following table reconciles net income to comprehensive income:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Net income	$34,955	$22,833	$71,795	$51,831
Other comprehensive income:
Foreign currency translation adjustments	(13,948)	37,487	(18,172)	51,584
Other adjustments, net of income tax	1,069	(228)	1,944	966

Comprehensive income	$22,076	$60,092	$55,567	$104,381

     The following table summarizes the components of accumulated other comprehensive income and the changes in accumulated other comprehensive income, net of tax as applicable, for the six months ended June 27, 2004:

	Foreign	Minimum		Accumulated
	Currency	Pension		Other
	Translation	Liability		Comprehensive
	Adjustment	Adjustment	Other	Loss
Balance at December 31, 2003	$(83,906)	$(53,826)	$1,641	$(136,091)
Year-to-date change	(18,172)	—	1,944	(16,228)

Balance at June 27, 2004	$(102,078)	$(53,826)	$3,585	$(152,319)

The cumulative tax benefit of the Minimum Pension Liability Adjustments was $25,312 at June 27, 2004 and December 31, 2003. Additionally, the deferred tax liability associated with Other items was $2,067 and $940 at June 27, 2004 and December 31, 2003, respectively.

Note 7: Goodwill and Other Intangible Assets

Goodwill

A summary of the changes in goodwill for the six months ended June 27, 2004 is as follows:

	Consumer	Industrial
	Packaging	Packaging
	Segment	Segment	Total
Balance as of January 1, 2004	$162,205	$221,749	$383,954
2004 Acquisitions	157,701	813	158,514
2004 Adjustments	4,538	(4,538)	—
Foreign currency translation	(2,788)	(1,625)	(4,413)

Balance as of June 27, 2004	$321,656	$216,399	$538,055

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Other Intangible Assets

A summary of other intangible assets as of June 27, 2004 and December 31, 2003 is as follows:

	June 27, 2004		December 31, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Patents	$3,268	$(2,691)	$3,268	$(2,564)
Customer lists	68,223	(5,969)	38,223	(4,630)
Land use rights	5,873	(2,035)	5,873	(1,963)
Supply agreements	5,261	(4,356)	5,261	(3,715)
Other	6,404	(3,208)	6,404	(2,756)

Total	$89,029	$(18,259)	$59,029	$(15,628)

Aggregate amortization expense on intangible assets was $1,499 and $1,058 for the three months ended June 27, 2004 and June 29, 2003, respectively and $2,631 and $2,029 for the six months ended June 27, 2004 and June 29, 2003, respectively. Amortization expense on the other intangible assets identified in the table above is expected to approximate $5,400 in 2004, $5,700 in 2005, $5,500 in 2006, $5,100 in 2007 and $5,000 in 2008. Other intangible assets are included in “Other Assets” on the Company’s Condensed Consolidated Balance Sheets.

Intangible assets acquired in conjunction with the Company’s purchase of CorrFlex (see Note 2) consisted of customer lists. The Company has allocated $30,000 of the purchase price to these intangible assets, which have a weighted average amortization period of 15 years. The estimated fair values of these assets are based on the Company’s current purchase price allocation, which has been prepared on a preliminary basis, and are subject to change upon its finalization.

Note 8: Debt

In June 2004, the Company made a private placement of $150 million 5.625% notes due in 2016. Under the terms of the sale of the notes, the Company is required to take appropriate steps to offer to exchange other notes with the same terms that have been registered with the SEC for the private placement notes or, in some circumstances, register the private placement notes with the SEC. If the Company does not take the necessary actions in connection with the exchange offer, or registration of the private placement notes if required, by specified deadlines, it will become obligated to pay additional interest to the holders of the private placement notes up to a maximum of 1% per annum.

During the second quarter of 2004, the Company entered into a $150 million swap against the newly issued $150 million notes. During the first quarter of 2004, the Company entered into a $100 million swap against a portion of the $250 million 6.5% notes maturing in 2013. Consistent with the treatment of all of the Company’s interest rate swaps, these contracts qualified as fair value hedges under Statement of Financial Accounting Standards No. 133, ‘Accounting for Derivative Instruments and Hedging Activities’ (FAS 133) and swapped fixed interest for floating.

In July 2004, the Company terminated its $450 million backstop credit line and entered into a new $350 million backstop credit line for commercial paper issuance. The new credit agreement matures in July 2009.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 9: Dividend Declarations

On April 21, 2004, the Board of Directors declared a regular quarterly dividend of $0.22 per share. This dividend was paid June 10, 2004 to all shareholders of record as of May 21, 2004.

On July 21, 2004, the Board of Directors declared a regular quarterly dividend of $0.22 per share, payable September 10, 2004 to all shareholders of record as of August 20, 2004.

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

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Net income, as reported	$34,955	$22,833	$71,795	$51,831
Add: Stock-based employee compensation cost, net of related tax effects, included in net income, as reported	459	280	858	504
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,591)	(1,425)	(2,834)	(2,850)

Proforma net income	$33,823	$21,688	$69,819	$49,485

Earnings per share:
Basic – as reported	$0.36	$0.24	$0.73	$0.54
Basic – proforma	$0.35	$0.22	$0.71	$0.51
Diluted – as reported	$0.35	$0.24	$0.73	$0.53
Diluted – proforma	$0.34	$0.22	$0.71	$0.51

Note 11: Employee Benefit Plans

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

The components of net periodic benefit cost include the following:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Defined Benefit Plans
Service cost	$5,929	$5,052	$11,854	$10,104
Interest cost	14,314	12,942	28,581	25,884
Expected return on plan assets	(16,534)	(13,823)	(33,024)	(27,646)
Amortization of net transition (asset) obligation	144	144	294	288
Amortization of prior service cost	365	416	728	832
Amortization of net actuarial (gain) loss	5,262	5,556	10,504	11,112

Net periodic benefit cost	$9,480	$10,287	$18,937	$20,574

Retiree Health and Life Insurance Plans
Service cost	$1,281	$1,090	$2,562	$2,180
Interest cost	2,932	2,877	5,864	5,754
Expected return on plan assets	(880)	(913)	(1,760)	(1,826)
Amortization of prior service cost	(1,529)	(1,645)	(3,058)	(3,290)
Amortization of net actuarial loss	2,448	2,257	4,896	4,514

Net periodic benefit cost	$4,252	$3,666	$8,504	$7,332

During the six months ended June 27, 2004, the Company made voluntary contributions of approximately $15,000 to its defined benefit and retiree health and life insurance plans. The Company anticipates that it will make additional voluntary contributions of approximately $5,000 to these plans in 2004.

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

Pursuant to guidance under FASB Staff Position 106-1 (FSP 106-1), however, the Company has chosen to defer recognition of the potential effects of the Act in these disclosures. Therefore, the retiree health obligations and costs reported in these financial statements or accompanying notes do not yet reflect any potential impact of the Act. On May 19, 2004, the Financial Accounting Standards Board (FASB) issued

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

FASB Staff Position 106-2, ‘Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003’ (FSP 106-2), which requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit costs to reflect the effects of the Act. FSP 106-2 supersedes FSP 106-1 and is effective for interim or annual reporting periods beginning after June 15, 2004. Due to the fact that certain authoritative guidance related to the determination of actuarial equivalency is not yet available, the Company is currently unable to determine the impact of its implementation of FSP 106-2 and the Act on its Condensed Consolidated Financial Statements.

Note 12: New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, ‘Consolidation of Variable Interest Entities – an interpretation of ARB 51’ (FIN 46). FIN 46 addresses when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. It defines variable interest entities as those entities with a business purpose that either do not have equity investors with voting rights in proportion to such investors’ equity, or have investors that do not provide financial resources in proportion to such investors’ equity for the entity to support its activities and have equity investors that lack a controlling financial interest. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN 46 consolidation requirements apply immediately to variable interest entities created or obtained after January 31, 2003, but this had no impact on the Company’s 2003 financial statements. A modification to FIN 46 (FIN 46R) was released on December 17, 2003. FIN 46R delayed the effective date for variable interest entities created before February 1, 2003, with the exception of special-purpose entities, until the first fiscal year or interim period after December 15, 2003. As of January 1, 2004, the Company adopted FIN 46R. In conjunction with this adoption, the Company performed an evaluation of variable interest entities in which it has an ownership, contractual or other monetary interest. The adoption of FIN 46R did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus in EITF Issue 03-01, ‘The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments’. EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, ‘Accounting for Certain Investments in Debt and Equity Securities,’ (FAS 115) and Statement of Financial Accounting Standards No. 124, ‘Accounting for Certain Investments Held by Not-for-Profit Organizations,’ (FAS 124) and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The provisions of EITF 03-01 will be effective for the Company’s third quarter of 2004 and will be applied prospectively to all current and future investments. Quantitative and qualitative disclosures for investments accounted for under FAS 115 are effective for the Company’s fiscal year ending 2004. The implementation of this EITF consensus is not expected to have a material effect on the Company’s Condensed Consolidated Financial Statements.

On May 19, 2004, the FASB issued FASB Staff Position 106-2, ‘Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003’ (FSP 106-2), which requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit costs to reflect the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). FSP 106-2 supersedes FSP 106-1 and is effective for interim or annual reporting periods beginning after June 15, 2004. Due to the fact that certain authoritative guidance related to the determination of actuarial equivalency is not yet available, the Company is currently unable to determine the impact of its implementation of FSP 106-2 and the Act on its Condensed Consolidated Financial Statements. See Note 11 for further discussion of the Act.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 13: Financial Segment Information

Sonoco reports its results in two primary segments, Industrial Packaging and Consumer Packaging. The Industrial Packaging segment includes the following products: high-performance paper, plastic and composite engineered carriers; wooden, metal and composite reels for wire and cable packaging; fiber-based construction tubes and forms; custom designed protective packaging; and, supply chain management capabilities. The Consumer Packaging segment includes the following products and services: round and shaped rigid packaging, both composite and plastic; printed flexible packaging; point-of-purchase packaging and fulfillment; and packaging services.

The Company has received and responded to comments from the staff of the Securities and Exchange Commission (“SEC”) concerning its reportable segments in accordance with Statement of Financial Accounting Standards No. 131, ‘Disclosures about Segments of an Enterprise and Related Information’ (FAS 131). Pending resolution of these issues with the SEC, it is possible that the Company will provide financial information regarding additional or different segments in the future or that it may be required to restate segment disclosures in its previously filed financial statements, but these changes in disclosures, if any, would not result in any change in the Company’s reported consolidated net income.

The following table sets forth net sales and operating profit for the Company’s reportable segments. Operating profit at the segmental level is defined as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income adjusted for restructuring charges, which are not allocated to the financial segments.

FINANCIAL SEGMENT INFORMATION (Unaudited)

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Net Sales:
Industrial Packaging	$418,179	$382,970	$801,840	$739,701
Consumer Packaging	345,723	301,597	657,478	601,346

Consolidated	$763,902	$684,567	$1,459,318	$1,341,047

Income before income taxes:
Industrial Packaging – Operating Profit	$42,535	$32,673	$69,546	$63,378
Consumer Packaging – Operating Profit	23,645	22,790	47,721	45,615
Restructuring charges	(5,768)	(7,828)	(7,096)	(8,965)
Interest, net	(10,322)	(13,470)	(19,070)	(25,753)

Consolidated	$50,090	$34,165	$91,101	$74,275

2003 information has been restated to exclude the impact of the Company’s High Density Film business, which has been reclassified as discontinued operations on the Condensed Consolidated Statements of Income.

Total identifiable assets for the Consumer Packaging segment, which represents those assets used by each reportable segment in its operations, were materially impacted by the Company’s acquisition of CorrFlex. At June 27, 2004, total identifiable assets for the Consumer Packaging segment were approximately $1,013,271, compared to $734,784 at December 31, 2003.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 14: Commitments and Contingencies

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

Sonoco-U.S. Paper Lawsuit

On April 30, 2004, the Company announced that the U.S. District Court for the Southern District of Ohio had entered a judgment against its subsidiary, Sonoco-U.S. Paper, and the Company in the amount of $3,750 in a case involving alleged trade secrets of the plaintiff. Although not covered by the judgment, the plaintiff has also made claims for certain litigation expenses. The Company accrued approximately $5,500 related to this legal proceeding for the first quarter of 2004.

Environmental Matters

The Company has been named as a potentially responsible party at several environmentally contaminated sites not owned by the Company. These regulatory actions and a small number of private party lawsuits represent the Company’s largest potential environmental liabilities. As of June 27, 2004 and December 31, 2003, the Company had accrued $4,286 and $3,967, respectively, related to environmental contingencies. Due to the complexity of determining clean-up costs associated with the sites, a reliable estimate of the ultimate cost to the Company cannot be determined. Furthermore, all of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing agreements with other potentially responsible parties with respect to a particular site. Such agreements relate to the sharing of legal defense costs or clean-up costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away. Accordingly, a reliable estimate of the ultimate cost to the Company with respect to such sites cannot be determined.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of Sonoco Products Company:

We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of June 27, 2004, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 27, 2004, and June 29, 2003 and the condensed consolidated statements of cash flows for the six-month periods ended June 27, 2004 and June 29, 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended (not present herein), and in our report dated January 28, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Charlotte, North Carolina
July 28, 2004

SONOCO PRODUCTS COMPANY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The words “estimate,” “project,” “intend,” “expect,” “believe,” “plan,” “anticipate,” “objective,” “goal,” “guidance,” and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding offsetting high raw material costs, adequacy of income tax provisions, refinancing of debt, adequacy of cash flows, effects of acquisitions and dispositions, adequacy of provisions for environmental liabilities, financial strategies and the results expected from them, and producing improvements in earnings. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, expectations, beliefs, plans, strategies and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecast in such forward-looking statements. Such risks and uncertainties include, without limitation: availability and pricing of raw materials; success of new product development and introduction; ability to maintain or increase productivity levels; international, national and local economic and market conditions; fluctuations in obligations and earnings of pension and postretirement benefit plans; ability to maintain market share; pricing pressures and demand for products; continued strength of our paperboard-based engineered carriers and composite can operations; anticipated results of restructuring activities; resolution of income tax contingencies; ability to successfully integrate newly acquired businesses into the Company’s operations; currency stability and the rate of growth in foreign markets; use of financial instruments to hedge foreign exchange, interest rate and commodity price risk; actions of government agencies; loss of consumer confidence; and, economic disruptions resulting from terrorist activities.

Results of Operations

During the fourth quarter of 2003, the Company completed the sale of its High Density Film business to Hilex Poly Co., LLC, Los Angeles, California. Operating results of this business have been presented for the three and six months ended June 29, 2003 as “Income from discontinued operations, net of income taxes” in the Company’s Condensed Consolidated Statements of Income. The Condensed Consolidated Statements of Income for the three and six months ended June 29, 2003 has been restated to reflect the reclassification of the Company’s High Density Film business as discontinued operations.

The Company has received and responded to comments from the staff of the SEC concerning its reportable segments in accordance with Statement of Financial Accounting Standards No. 131, ‘Disclosures about Segments of an Enterprise and Related Information’ (FAS 131). The Company currently reports in two segments, Consumer Packaging and Industrial Packaging. Pending resolution of these issues with the SEC, it is possible that the Company will provide financial information regarding additional or different segments in the future or that it may be required to restate segment disclosures in its previously filed financial statements, but these changes in disclosures, if any, would not result in any change in the Company’s reported consolidated net income.

Second Quarter 2004 Compared with Second Quarter 2003
Company Overview

Net sales for the second quarter of 2004 were $764 million, compared with $685 million for the second quarter of 2003. This increase was primarily due to increased volumes in most of the Company’s businesses and the impact of acquisitions, which favorably impacted net sales by approximately $32 million and $17 million, respectively. Company-wide volumes during the second quarter of 2004, which includes the impact of the Company’s

SONOCO PRODUCTS COMPANY

acquisitions, the most significant of which was CorrFlex, were up approximately 6% as compared to the same period in 2003. Higher average prices, which were primarily attributable to the Industrial Packaging segment, increased net sales by approximately $11 million, and the favorable impact of foreign exchange rates increased net sales by approximately $16 million as the dollar weakened against foreign currencies.

Income before income taxes totaled approximately $50 million in the second quarter of 2004, compared with approximately $34 million for the same period in 2003. This increase resulted primarily from reduced costs related to on-going productivity initiatives and savings resulting from the Company’s restructuring activities that were initiated in 2003, partly offset by higher wages and the impact of inflation. Income before income taxes was also favorably impacted by volume increases and $3 million related to a reduction in net interest expense, which decreased from approximately $13 million in the second quarter of 2003 to $10 million in the second quarter of 2004 primarily as a result of lower average interest rates and lower average debt levels. These favorable impacts were partially offset by a slightly negative price/cost relationship and product start-up costs, primarily associated with the Company’s new multi-line steel easy-open closure operation in Brazil. Income before income taxes included charges in connection with the Company’s previously announced restructuring actions of approximately $6 million for the second quarter of 2004 and $8 million for the second quarter of 2003, which were not allocated to the reportable segments. Restructuring charges for the second quarter of 2004 consisted primarily of severance charges.

The effective tax rate for the second quarter of 2004 was 35.5%, compared with 42.4% for the second quarter of 2003, which includes the impact of certain non-deductible foreign restructuring charges.

Reportable Segments

Operating profit at the segmental level is defined as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income adjusted for restructuring charges, which are not allocated to the reportable segments. General corporate expenses, with the exception of restructuring charges, interest and income taxes, have been allocated as operating costs to each of the Company’s reportable segments. See Note 13 to the Company’s Condensed Consolidated Financial Statements for more information on reportable segments.

Consumer Packaging Segment

The Consumer Packaging segment includes the following products and services: round and shaped rigid packaging, both composite and plastic; printed flexible packaging; point-of-purchase packaging and fulfillment; and packaging services.

Net sales of the Consumer Packaging segment for the second quarter of 2004 totaled approximately $346 million, compared with approximately $302 million in the second quarter of 2003. This increase was due primarily to higher volumes, including the impact of acquisitions, which increased net sales by approximately $35 million, a favorable impact of foreign exchange rates of approximately $7 million, and higher selling prices of approximately $2 million.

Operating profit, as defined above, for the Consumer Packaging segment in the second quarter of 2004 was approximately $24 million, up slightly from approximately $23 million for the same period in 2003. This increase resulted primarily from increased volumes and reduced costs related to on-going productivity initiatives and savings resulting from the Company’s restructuring activities that were initiated in 2003. These improvements were largely offset by a negative price/cost relationship, which resulted primarily from increased steel prices, and product start-up costs, primarily associated with the Company’s new multi-line steel easy-open closure operation in Brazil.

SONOCO PRODUCTS COMPANY

Industrial Packaging Segment

The Industrial Packaging segment includes the following products: high-performance paper, plastic and composite engineered carriers; wooden, metal and composite reels for wire and cable packaging; fiber-based construction tubes and forms; custom designed protective packaging; and supply chain management capabilities.

Net sales of the Industrial Packaging segment for the second quarter of 2004 totaled approximately $418 million, compared with approximately $383 million in the second quarter of 2003. This increase was due primarily to higher volumes, which increased net sales by approximately $10 million, increased selling prices of approximately $10 million and the favorable impact of foreign exchange rates of approximately $10 million.

Operating profit, as defined above, for the Industrial Packaging segment in the second quarter of 2004 was approximately $43 million, up from approximately $33 million for the same period in 2003. Operating profit was favorably impacted by reduced costs related to on-going productivity initiatives and savings resulting from the Company’s restructuring activities that were initiated in 2003 and volume increases, partially offset by rising wage costs and inflation.

June 2004 Year-to-Date Compared with June 2003 Year-to-Date
Company Overview

Net sales for the first six months of 2004 were $1,459 million, compared with $1,341 million for the first six months of 2003. This increase was primarily due to the favorable impact of foreign exchange rates of approximately $46 million as the dollar weakened against foreign currencies and higher average selling prices of approximately $16 million, mainly attributed to the Company’s Industrial Packaging segment. Higher volumes in most of the Company’s businesses and the impact of acquisitions increased net sales by approximately $31 million and $23 million, respectively. Company-wide volumes, including the impact of acquisitions, during the first six months of 2004 were up approximately 2%, compared with the same period in 2003.

Income before income taxes totaled approximately $91 million in first six months of 2004, compared with approximately $74 million for the same period in 2003. This increase resulted primarily from reduced costs associated with on-going productivity initiatives and savings resulting from the Company’s restructuring activities that were initiated in 2003, partially offset by increased wage costs and inflation. Also contributing to this increase were higher volumes, the favorable impact of foreign exchange rates and a reduction in net interest expense, which decreased by approximately $7 million from $26 million in the first six months of 2003 to $19 million in the first six months of 2004 primarily as a result of lower average interest rates and lower average debt levels. These favorable impacts were partially offset by a negative price/cost relationship and product start-up costs, primarily associated with the Company’s new multi-line steel easy-open closure operation in Brazil. Income before income taxes for the first six months of 2004 was also negatively impacted by a charge of approximately $5 million associated with an unfavorable legal judgment that was entered against the Company. See Note 14 to the Company’s Condensed Consolidated Financial Statements for more information on litigation. Income before income taxes included charges in connection with the Company’s previously announced restructuring actions of approximately $7 million pretax for the first six months of 2004 and approximately $9 million for the first six months of 2003, which were not allocated to the reportable segments. Restructuring charges for the first six months of 2004 consisted primarily of severance charges.

The effective tax rate for the first six months of 2004 was 25.5%, compared with 38.9% for the first six months of 2003. This decrease was primarily due to the reversal in the first quarter of 2004 of previously accrued taxes totaling $9 million as a result of the Internal Revenue Service closing its examination of the Company’s tax returns for years 1999 through 2001.

SONOCO PRODUCTS COMPANY

Reportable Segments
Consumer Packaging Segment

Net sales of the Consumer Packaging segment for the first six months of 2004 totaled approximately $657 million, compared with approximately $601 million in the first six months of 2003. This increase was due primarily to higher volumes, including the impact of acquisitions, which increased net sales by approximately $35 million, a favorable impact of foreign exchange rates of approximately $17 million and higher selling prices of approximately $4 million.

Operating profit, as defined above, for the Consumer Packaging segment in the first six months of 2004 was approximately $48 million, up from approximately $46 million for the same period in 2003. This increase resulted primarily from reduced costs related to on-going productivity initiatives and savings resulting from the Company’s restructuring activities that were initiated in 2003, partially offset by increased wages and inflation. This increase was largely offset by a negative price/cost relationship, which resulted primarily from increased steel prices and product start-up costs, primarily associated with the Company’s new multi-line steel easy-open closure operation in Brazil.

Industrial Packaging Segment

Net sales of the Industrial Packaging segment for the first six months of 2004 totaled approximately $802 million, compared with approximately $740 million in the first six months of 2003. This increase was due primarily to the favorable impact of foreign exchange rates of approximately $29 million, higher volumes, including the impact of acquisitions, which increased net sales by approximately $20 million, and increased selling prices of approximately $13 million.

Operating profit, as defined above, for the Industrial Packaging segment in the first six months of 2004 was approximately $70 million, up from approximately $63 million for the same period in 2003. Operating profit was favorably impacted by reduced costs related to on-going productivity initiatives and savings resulting from the Company’s restructuring activities that were initiated in 2003, partially offset by wage increases and inflation. In addition, operating profit was favorably impacted by higher volumes and by approximately $2 million due to the impact of foreign exchange rates. Operating profit was negatively impacted by a slightly negative price/cost relationship as well as a charge of approximately $5 million associated with an unfavorable legal judgment that was entered against the Company. See Note 14 to the Company’s Condensed Consolidated Financial Statements for more information on litigation.

Financial Position, Liquidity and Capital Resources

The Company’s financial position remained strong during the first six months of 2004. Total debt increased by $265 million to $940 million from $675 million at December 31, 2003 as the Company issued $150 million in twelve-year notes and had net borrowings of $108 million under its commercial paper program in the second quarter of 2004.

For the first six months of 2004, cash generated from operations totaled approximately $55 million, compared with approximately $84 million for the same period in 2003. This decrease of approximately $29 million was partly a result of increased pension plan funding as well as larger increases in receivables and prepaid expenses in the first six months of 2004, compared with the first six months of 2003. Cash generated from operations for the first six months of 2004 included the impact of approximately $15 million for funding the Company’s benefit plans, compared with approximately $3 million for the first six months of 2003.

During the first six months of 2004, the Company received cash proceeds of approximately $15 million from the issuance of common stock, which related primarily to the exercise of stock options. These proceeds, combined with new borrowings and cash generated from operations, were used for the purchase of CorrFlex, to fund capital expenditures of approximately $54 million and to pay dividends of approximately $42 million in the first six months of 2004.

SONOCO PRODUCTS COMPANY

In June 2004, the Company made a private placement of $150 million 5.625% notes due in 2016. Under the terms of the sale of the notes, the Company is required to take appropriate steps to offer to exchange other notes with the same terms that have been registered with the SEC for the private placement notes or, in some circumstances, register the private placement notes with the SEC. If the Company does not take the necessary actions in connection with the exchange offer, or registration of the private placement notes if required, by specified deadlines, it will become obligated to pay additional interest to the holders of the private placement notes up to a maximum of 1% per annum.

During the second quarter of 2004, the Company entered into a $150 million swap against the newly issued $150 million notes. During the first quarter of 2004, the Company entered into a $100 million swap against a portion of the $250 million 6.5% notes maturing in 2013. Consistent with the treatment of all of the Company’s interest rate swaps, these contracts qualified as fair value hedges under Statement of Financial Accounting Standards No. 133, ‘Accounting for Derivative Instruments and Hedging Activities’ (FAS 133) and swapped fixed interest for floating.

In July 2004, the Company terminated its $450 million backstop credit line and entered into a new $350 million backstop credit line for commercial paper issuance. The new credit agreement matures in July 2009.

During the second quarter of 2004, Moody’s reduced the Company’s long-term debt rating from A2 to A3 and its short-term debt rating from P-1 to P-2. Moody’s cited the Company’s debt-financed acquisition of CorrFlex as a key reason for the downgrade. Standard and Poor’s reaffirmed its long-term debt rating of A- and short-term debt rating of A-2 but assigned a negative outlook.

Restructuring and Impairment

In August 2003, the Company announced general plans to reduce its overall cost structure by $54 million pretax by realigning and centralizing a number of staff functions and eliminating excess plant capacity. Pursuant to these plans, the Company has initiated or completed 12 plant closings and has terminated approximately 850 employees. As of June 27, 2004, the Company had incurred cumulative charges, net of adjustments, of approximately $61.0 million pretax associated with these activities. The Company expects to recognize an additional cost of approximately $4.0 million pretax in the future associated with these charges, which is comprised of approximately $2.1 million in severance and termination benefits, $0.3 million in asset impairment charges and $1.6 million in other exit costs. Of this amount, approximately $3.1 million is related to the Industrial Packaging segment and approximately $0.9 million is related to the Consumer Packaging segment. As part of the target to reduce its cost structure by $54 million, the Company also expects to announce throughout the remainder of 2004 the closing of approximately five additional plants in furtherance of these plans. The costs associated with these future plant closings have not yet been determined. The Company expects to pay the remaining restructuring costs, with the exception of ongoing pension subsidies and certain building lease termination expenses, by the end of the second quarter of 2005, using cash generated from operations. In conjunction with the Company’s review of its restructuring accrual in the second quarter of 2004, it was determined that one of the plants that had originally been identified to be closed pursuant to these plans would not be closed due to changes in certain factors. In response to this determination, the Company reduced its restructuring accrual for the Consumer Packaging segment, which resulted in negative charges, net of adjustments, in both the three and six months ended June 27, 2004.

During the three months ended June 27, 2004, the Company recognized restructuring charges, net of adjustments, of $5.8 million ($3.7 million after tax), primarily associated with previously announced plant closings. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $3.6 million, asset impairment charges of $1.5 million and other exit costs of $0.7 million.

SONOCO PRODUCTS COMPANY

During the three months ended June 29, 2003, the Company recognized restructuring charges, net of adjustments, of $7.8 million ($7.9 million after tax) related to previously announced restructuring plans. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $7.0 million, asset impairment charges of $0.7 million and other exit costs of $0.1 million.

During the first six months of 2004, the Company recognized restructuring charges, net of adjustments, of $7.1 million ($4.6 million after tax), primarily associated with previously announced plant closings, seven of which were in the Industrial Packaging segment and three of which were in the Consumer Packaging segment. These restructuring charges, net of adjustments, consisted primarily of severance and termination benefits of $4.2 million, asset impairment charges of $1.7 million and other exit costs of $1.2 million.

During the first six months of 2003, the Company recognized restructuring charges, net of adjustments, of $9.0 million ($8.6 million after tax) related to previously announced restructuring plans. These charges were primarily associated with severance costs in Europe in the Industrial Packaging segment as well as lease termination and restoration costs associated with prior plant closings in the Consumer Packaging segment. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $7.7 million, asset impairment charges of $0.7 million and other exit costs of $0.6 million. Additionally, the Company’s High Density Film business, which was divested in December 2003, incurred restructuring charges of approximately $0.2 million ($0.1 million after tax) in the first quarter of 2003.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, ‘Consolidation of Variable Interest Entities – an interpretation of ARB 51’ (FIN 46). FIN 46 addresses when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. It defines variable interest entities as those entities with a business purpose that either do not have equity investors with voting rights in proportion to such investors’ equity, or have investors that do not provide financial resources in proportion to such investors’ equity for the entity to support its activities and have equity investors that lack a controlling financial interest. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN 46 consolidation requirements apply immediately to variable interest entities created or obtained after January 31, 2003, but this had no impact on the Company’s 2003 financial statements. A modification to FIN 46 (FIN 46R) was released on December 17, 2003. FIN 46R delayed the effective date for variable interest entities created before February 1, 2003, with the exception of special-purpose entities, until the first fiscal year or interim period after December 15, 2003. As of January 1, 2004, the Company adopted FIN 46R. In conjunction with this adoption, the Company performed an evaluation of variable interest entities in which it has an ownership, contractual or other monetary interest. The adoption of FIN 46R did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus in EITF Issue 03-01, ‘The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments’. EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, ‘Accounting for Certain Investments in Debt and Equity Securities,’ (FAS 115) and Statement of Financial Accounting Standards No. 124, ‘Accounting for Certain Investments Held by Not-for-Profit Organizations,’ (FAS 124) and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The provisions of EITF 03-01 will be effective for the Company’s third quarter of 2004 and will be applied prospectively to all current and future investments. Quantitative and qualitative disclosures for investments accounted for under FAS 115 are effective for the Company’s fiscal year ending 2004.

SONOCO PRODUCTS COMPANY

The implementation of this EITF consensus is not expected to have a material effect on the Company’s Condensed Consolidated Financial Statements.

On May 19, 2004, the FASB issued FASB Staff Position 106-2, ‘Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003’ (FSP 106-2), which requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit costs to reflect the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). FSP 106-2 supersedes FSP 106-1 and is effective for interim or annual reporting periods beginning after June 15, 2004. Due to the fact that certain authoritative guidance related to the determination of actuarial equivalency is not yet available, the Company is currently unable to determine the impact of its implementation of FSP 106-2 and the Act on its Condensed Consolidated Financial Statements. See Note 11 to the Condensed Consolidated Financial Statements for further discussion of the Act.

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

No disclosure is required under 17 C.F.R. Section 229.308(c).

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

Incorporated by reference to Item 4 of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibit 4 –	First Supplemental Indenture, dated as of June 23, 2004 between Registrant and The Bank of New York, as Trustee.

	Exhibit 10.1 –	Registration Rights Agreement, dated as of June 23, 2004 between Registrant and Bank of America Securities LLC and Deutsche Bank Securities Inc.

	Exhibit 10.2 –	Credit Agreement, dated as of July 7, 2004, among Registrant, the several lenders from time to time party thereto and Bank of America, N.A., as agent.

	Exhibit 10.3 –	Membership Interest Purchase Agreement, dated April 28, 2004, among the Registrant, CorrFlex Graphics, LLC, CorrFlex Packaging, LLC, N717CF, LLC and the Members and Option and Warrant Holders of CorrFlex Graphics, LLC, as amended May 28, 2004.

	Exhibit 10.4 –	Contribution Agreement, dated April 19, 2004, Registrant and Ahlstrom Corporation.

	Exhibit 15 –	Letter re unaudited interim financial information.

	Exhibit 31 –	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

SONOCO PRODUCTS COMPANY

	Exhibit 32 –	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

(b)	Reports on Form 8-K: During the quarter ended June 27, 2004, the Company filed the following Current Reports on Form 8-K:

Form 8-K dated April 21, 2004. The Current Report included information under Items 7 and 12.

Form 8-K dated May 28, 2004. The Current Report included information under Item 5.

SONOCO PRODUCTS COMPANY

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date: July 29, 2004	By: /s/ C. J. Hupfer

C. J. Hupfer
Vice President and Chief Financial Officer

SONOCO PRODUCTS COMPANY

EXHIBIT INDEX

Exhibit
Number	Description
4	First Supplemental Indenture, dated as of June 23, 2004 between Registrant and The Bank of New York, as Trustee.

10.1	Registration Rights Agreement, dated as of June 23, 2004 between Registrant and Bank of America Securities LLC and Deutsche Bank Securities Inc.

10.2	Credit Agreement, dated as of July 7, 2004, among Registrant, the several lenders from time to time party thereto and Bank of America, N.A., as agent.

10.3	Membership Interest Purchase Agreement, dated April 28, 2004, among the Registrant, CorrFlex Graphics, LLC, CorrFlex Packaging, LLC, N717CF, LLC and the Members and Option and Warrant Holders of CorrFlex Graphics, LLC, as amended May 28, 2004.

10.4	Contribution Agreement, dated April 19, 2004, Registrant and Ahlstrom Corporation.

15	Letter re: unaudited interim financial information

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)