Form 10-Q
period 2004-09-26
SONOCO PRODUCTS CO
filed 2004-11-03
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

or

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
Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at October 31, 2004:

Common stock, no par value: 98,266,264

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SONOCO PRODUCTS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands)

	September 26,
	2004	December 31,
	(unaudited)	2003*
Assets
Current Assets
Cash and cash equivalents	$75,687	$84,854
Trade accounts receivable, net of allowances	417,428	320,676
Other receivables	41,790	33,066
Inventories:
Finished and in process	114,608	109,080
Materials and supplies	173,451	143,116
Prepaid expenses and other	72,070	64,473

	895,034	755,265
Property, Plant and Equipment, Net	942,374	923,569
Goodwill	531,514	383,954
Other Assets	509,554	457,845

Total Assets	$2,878,476	$2,520,633

Liabilities and Shareholders’ Equity
Current Liabilities
Payable to suppliers	$254,005	$239,300
Accrued expenses and other	243,711	211,342
Notes payable and current portion of long-term debt	206,135	201,367
Taxes on income	19,700	27,585

	723,551	679,594
Long-Term Debt	721,301	473,220
Pension and Other Postretirement Benefits	150,676	137,494
Deferred Income Taxes and Other	204,306	216,165
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares
98,148 and 97,217 shares outstanding, of which 97,854 and 96,969 were issued at September 26, 2004 and December 31, 2003, respectively	7,175	7,175
Capital in excess of stated value	358,995	337,136
Accumulated other comprehensive loss	(146,271)	(136,091)
Retained earnings	858,743	805,940

Total Shareholders’ Equity	1,078,642	1,014,160

Total Liabilities and Shareholders’ Equity	$2,878,476	$2,520,633

* The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
Net sales	$811,117	$687,315	$2,270,435	$2,028,362
Cost of sales	657,572	566,900	1,852,159	1,660,270
Selling, general and administrative expenses	85,093	71,611	228,017	210,295
Restructuring charges (see Note 5)	1,148	24,170	8,244	33,135

Income before interest and income taxes	67,304	24,634	182,015	124,662
Interest expense	12,962	13,141	34,403	39,850
Interest income	(1,249)	(630)	(3,620)	(1,586)

Income before income taxes	55,591	12,123	151,232	86,398
Provision for income taxes	17,542	4,225	41,802	33,141

Income before equity in earnings of affiliates/minority interest in subsidiaries	38,049	7,898	109,430	53,257
Equity in earnings of affiliates/minority interest in subsidiaries	2,891	2,559	6,805	5,883

Income from continuing operations	40,940	10,457	116,235	59,140
Income from discontinued operations, net of income taxes	—	3,243	—	6,391

Net income	$40,940	$13,700	$116,235	$65,531

Average common shares outstanding:
Basic	98,057	96,858	97,856	96,743

Diluted	99,035	97,226	98,640	97,047

Per common share
Basic:
From continuing operations	$0.42	$0.11	$1.19	$0.61
From discontinued operations	$—	$0.03	$—	$0.07

Net income	$0.42	$0.14	$1.19	$0.68

Diluted
From continuing operations	$0.41	$0.11	$1.18	$0.61
From discontinued operations	$—	$0.03	$—	$0.07

Net income	$0.41	$0.14	$1.18	$0.68

Cash dividends — common	$0.22	$0.21	$0.65	$0.63

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 26,	September 28,
	2004	2003
Cash Flows from Operating Activities:
Net income	$116,235	$65,531
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring reserve (noncash)	2,097	3,556
Depreciation, depletion and amortization	114,445	119,962
Equity in earnings of affiliates/minority interest in subsidiaries	(6,805)	(5,883)
Cash dividends from affiliated companies	2,175	5,071
Loss on disposition of assets	1,399	479
Tax effect of nonqualified stock options	1,454	—
Deferred taxes	(8,828)	7,671
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Receivables	(84,396)	(45,499)
Inventories	(31,881)	(8,910)
Prepaid expenses	(6,923)	(15,256)
Payables and taxes	28,683	40,767
Other assets and liabilities	9,535	38,062

Net cash provided by operating activities	137,190	205,551

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(86,284)	(81,564)
Cost of acquisitions, exclusive of cash acquired	(263,801)	(1,374)
Proceeds from the sale of assets	6,995	2,704

Net cash used in investing activities	(343,090)	(80,234)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	173,926	13,989
Principal repayment of debt	(18,403)	(19,130)
Net increase (decrease) in commercial paper borrowings	84,000	(52,500)
Net decrease (increase) in bank overdrafts	4,364	(4,935)
Cash dividends — common	(63,432)	(60,803)
Common shares issued	17,787	4,988

Net cash provided by (used in) financing activities	198,242	(118,391)

Effects of Exchange Rate Changes on Cash	(1,509)	(702)

Net (Decrease) Increase in Cash and Cash Equivalents	(9,167)	6,224
Cash and cash equivalents at beginning of period	84,854	31,405

Cash and cash equivalents at end of period	$75,687	$37,629

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 1: Basis of Interim Presentation

In the opinion of the management of Sonoco Products Company (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three and nine months ended September 26, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report for the fiscal year ended December 31, 2003.

With respect to the unaudited condensed consolidated financial information of the Company for the three and nine month periods ended September 26, 2004 and September 28, 2003 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 2, 2004 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

In conjunction with the preparation of this Quarterly Report on Form 10-Q, the Company has finalized its condensed consolidated balance sheet as of September 26, 2004. This finalization resulted in certain adjustments to the preliminary balance sheet previously included in the press release dated October 20, 2004. The adjustments only impacted classifications within the balance sheet and did not impact the earnings or cash flows that were reported in the press release.

During the fourth quarter of 2003, the Company completed the sale of its High Density Film business to Hilex Poly Co., LLC, Los Angeles, California. Operating results of this business have been presented for the three and nine months ended September 28, 2003 as “Income from discontinued operations, net of income taxes” in the Company’s Condensed Consolidated Statements of Income. Items included in the Notes to Condensed Consolidated Financial Statements that relate to the Consolidated Statements of Income for the three and nine months ended September 28, 2003 have been restated to reflect the reclassification of the Company’s High Density Film business as discontinued operations.

Note 2: Acquisitions/Joint Ventures

Acquisition of CorrFlex Graphics, LLC

On May 28, 2004, the Company completed its purchase of CorrFlex Graphics, LLC (“CorrFlex”) for an all-cash purchase price of approximately $250,000. CorrFlex, a privately held company, is one of the nation’s largest point-of-purchase display companies. The acquired business, which is known as Sonoco CorrFlex, LLC, is reflected in the Packaging Services segment beginning in June of 2004.

The unaudited proforma combined historical results, as if CorrFlex had been acquired at the beginning of fiscal 2003 and 2004, are estimated to be:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
Net sales	$811,117	$738,280	$2,342,307	$2,161,878
Net income	$40,940	$16,980	$120,318	$71,349
Diluted earnings per common share	$0.41	$0.17	$1.22	$0.74

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

European Joint Venture

On April 19, 2004, the Company announced that it had signed a definitive agreement with Ahlstrom Corporation, Helsinki, Finland (“Ahlstrom”) to combine each of the companies’ respective European paper-based tube/core and coreboard operations into a joint venture that will operate under the name Sonoco-Alcore S.a.r.l. On October 6, 2004, the Commission of the European Communities approved this joint venture, subject to the completion of an agreement to sell Ahlstrom’s core production facility at Sveberg, Norway. A binding sales agreement regarding this facility was signed, and on November 2, 2004, the joint venture was completed. The Company contributed to the joint venture ownership positions in 25 tube and core plants and nine paper mills and holds a 64.5% interest in the joint venture. Ahlstrom, a leader in high-performance fiber-based materials serving niche markets worldwide, contributed 14 tube and core plants and one paper mill to the joint venture and holds a 35.5% interest in it. The Company will consolidate the results of the joint venture and will report Ahlstrom’s minority interest as such in its financial statements.

Following a two and one-half year standstill period, subject to certain conditions, Ahlstrom will have the right over the next three and one-half years to require the Company to purchase its interest in the joint venture for a price primarily based on a multiple of earnings. During the seventh year, the Company will have the right to require Ahlstrom to sell the Company its interest in the joint venture based on the same pricing formula.

Note 3: Discontinued Operations

The financial statements and accompanying notes for prior periods have been restated to report the revenues and expenses of the components of the Company that were disposed of separately as discontinued operations. Income from discontinued operations, net of income taxes for the three and nine months ended September 28, 2003 represents the results of operations of the Company’s High Density Film business unit, which was sold in December 2003.

The following table sets forth the operating results for the High Density Film business unit, which was previously reported in the Company’s Consumer Packaging segment:

	Three Months Ended	Nine Months Ended
	September 28, 2003	September 28, 2003
Net sales	$52,586	$145,152

Income before income taxes	$5,070	$9,988
Provision for income taxes	1,827	3,597

Income from discontinued operations, net of income taxes	$3,243	$6,391

Income from discontinued operations, net of income taxes – per diluted share	$0.03	$0.07

No interest expense or income was allocated to this business unit.

The Company has no continuing involvement in the management or operations of the divested business.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 4: Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
Numerator:
Income from continuing operations	$40,940	$10,457	$116,235	$59,140
Income from discontinued operations, net of income taxes	—	3,243	—	6,391

Net income	$40,940	$13,700	$116,235	$65,531

Denominator:
Average common shares outstanding	98,057	96,858	97,856	96,743
Dilutive effect of:
Employee stock options	694	308	525	211
Contingent employee share awards	284	60	259	93

Dilutive shares outstanding	99,035	97,226	98,640	97,047

Basic earnings per common share:
Income from continuing operations	$0.42	$0.11	$1.19	$0.61
Income from discontinued operations, net of income taxes	—	0.03	—	0.07

Net income	$0.42	$0.14	$1.19	$0.68

Diluted earnings per common share:
Income from continuing operations	$0.41	$0.11	$1.18	$0.61
Income from discontinued operations, net of income taxes	—	0.03	—	0.07

Net income	$0.41	$0.14	$1.18	$0.68

Stock options to purchase approximately 3,140 and 8,016 shares at September 26, 2004 and September 28, 2003, respectively, were not dilutive and, therefore, are not included in the computations of diluted income per common share amounts. No adjustments were made to reported net income in the computations of earnings per share.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 5: Restructuring Programs

In August 2003, the Company announced general plans to reduce its overall cost structure by $54,000 pretax by realigning and centralizing a number of staff functions and eliminating excess plant capacity. Pursuant to these plans, the Company has initiated or completed 12 plant closings and has terminated approximately 890 employees. As of September 26, 2004, the Company had incurred cumulative charges, net of adjustments, of approximately $62,126 pretax associated with these activities. Of this amount, $41,003 was related to the Engineered Carriers and Paper segment, $11,280 was related to the Consumer Packaging segment, $333 was attributed to the Packaging Services segment, $2,438 was related to All Other Sonoco, and $7,072 was associated with Corporate. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $45,860, asset impairment charges of $10,393 and other exit costs of $5,873. The Company expects to recognize an additional cost of approximately $2,100 pretax in the future associated with these activities, which is comprised of approximately $900 in severance and termination benefits and $1,200 in other exit costs. Of this amount, approximately $2,000 is related to the Engineered Carriers and Paper segment and approximately $100 is related to the Consumer Packaging segment. The Company also expects to announce the closing of up to five additional plants in furtherance of these plans (excluding any plant closings related to consolidation opportunities associated with the Sonoco-Alcore joint venture). The costs associated with these future plant closings have not yet been determined. In conjunction with the Company’s review of its restructuring accrual in the second quarter of 2004, it was determined that one of the plants that had originally been identified to be closed pursuant to these plans would not be closed due to changes in certain factors. In response to this determination, the Company reduced its restructuring accrual for the Consumer Packaging segment, which resulted in a credit to the restructuring accrual of approximately $900 in the nine months ended September 26, 2004.

During the three months ended September 26, 2004, the Company recognized restructuring charges, net of adjustments, of $1,148 ($910 after tax), which are reflected as “Restructuring charges” on the Company’s Condensed Consolidated Statements of Income. Of these charges, $854 was attributed to the Engineered Carriers and Paper segment, $592 was related to the Consumer Packaging segment and ($298) was associated with All Other Sonoco. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $429, asset impairment charges of $399 and other exit costs of $320.

During the three months ended September 28, 2003, the Company recognized restructuring charges, net of adjustments, of $24,170 ($15,594 after tax and minority interest) related to previously announced restructuring plans, $12,686 of which was attributed to the Engineered Carriers and Paper segment, $3,667 was related to the Consumer Packaging segment, $325 was attributed to the Packaging Services segment, $1,305 was associated with All Other Sonoco, and $6,187 was associated with Corporate. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $20,835, asset impairment charges of $2,827 and other exit costs of $508.

During the nine months ended September 26, 2004, the Company recognized restructuring charges, net of adjustments, of $8,244 ($6,524 after tax). Of these charges, $7,355 was attributed to the Engineered Carriers and Paper segment, $247 was related to the Consumer Packaging segment and $642 was associated with All Other Sonoco. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $4,653, asset impairment charges of $2,097 and other exit costs of $1,494.

During the nine months ended September 28, 2003, the Company recognized restructuring charges, net of adjustments, of $33,135 ($24,211 after tax and minority interest) related to previously announced restructuring plans. Of these charges, $20,845 was attributed to the Engineered Carriers and Paper segment, $4,167 was related to the Consumer Packaging segment, $325 was attributed to the Packaging Services segment, $1,611 was associated with All Other Sonoco, and $6,187 was associated with Corporate. These restructuring charges, net of adjustments, consisted of severance and termination

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

benefits of $28,513, asset impairment charges of $3,556 and other exit costs of $1,066. Additionally, the Company’s High Density Film business, which was divested in December 2003, incurred restructuring charges of approximately $200 ($128 after tax) in the nine months ended September 28, 2003.

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

	Severance
	and		Other
	Termination	Asset	Exit
	Benefits	Impairment	Costs	Total
Beginning liability December 31, 2003	$14,708	$—	$6,386	$21,094
New charges	5,008	1,732	2,358	9,098
Cash payments	(13,762)	—	(4,657)	(18,419)
Asset impairment	—	(2,097)	—	(2,097)
Adjustments	(749)	365	(470)	(854)

Ending liability September 26, 2004	$5,205	$—	$3,617	$8,822

During the nine months ended September 26, 2004, the Company recognized writeoffs of impaired equipment and facilities in the Engineered Carriers and Paper segment in the amount of $1,483, in the Consumer Packaging segment of $101, and in All Other Sonoco of $513. Other exit costs are primarily associated with lease termination and other miscellaneous plant closing costs.

The Company expects to pay the remaining restructuring costs, with the exception of ongoing pension subsidies and certain building lease termination expenses, by the end of the third quarter of 2005, using cash generated from operations.

Note 6: Comprehensive Income

The following table reconciles net income to comprehensive income:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
Net income	$40,940	$13,700	$116,235	$65,531
Other comprehensive income:
Foreign currency translation adjustments	6,131	(16,658)	(12,041)	34,926
Other adjustments, net of income tax	(83)	(856)	1,861	110

Comprehensive income	$46,988	$(3,814)	$106,055	$100,567

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the components of accumulated other comprehensive income and the changes in accumulated other comprehensive income, net of tax as applicable, for the nine months ended September 26, 2004:

	Foreign	Minimum		Accumulated
	Currency	Pension		Other
	Translation	Liability		Comprehensive
	Adjustment	Adjustment	Other	Loss
Balance at December 31, 2003	$(83,906)	$(53,826)	$1,641	$(136,091)
Year-to-date change	(12,041)	—	1,861	(10,180)

Balance at September 26, 2004	$(95,947)	$(53,826)	$3,502	$(146,271)

The cumulative tax benefit of the Minimum Pension Liability Adjustments was $25,312 at September 26, 2004 and December 31, 2003. Additionally, the deferred tax liability associated with Other items was $1,997 and $940 at September 26, 2004 and December 31, 2003, respectively.

Note 7: Goodwill and Other Intangible Assets

Goodwill

A summary of the changes in goodwill for the nine months ended September 26, 2004 is as follows:

	Engineered
	Carriers	Consumer	Packaging
	and Paper	Packaging	Services	All Other
	Segment	Segment	Segment	Sonoco	Total
Balance as of January 1, 2004	$151,469	$165,376	$1,263	$65,846	$383,954
2004 Acquisitions	2,629	3,002	144,460	—	150,091
Foreign currency translation	(1,328)	(1,147)	9	(65)	(2,531)

Balance as of September 26, 2004	$152,770	$167,231	$145,732	$65,781	$531,514

Other Intangible Assets

A summary of other intangible assets as of September 26, 2004 and December 31, 2003 is as follows:

	September 26, 2004		December 31, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Patents	$3,378	$(2,772)	$3,268	$(2,564)
Customer lists	71,924	(7,003)	38,223	(4,630)
Land use rights	5,873	(2,071)	5,873	(1,963)
Supply agreements	5,261	(4,402)	5,261	(3,715)
Other	6,619	(3,410)	6,404	(2,756)

Total	$93,055	$(19,658)	$59,029	$(15,628)

Aggregate amortization expense on intangible assets was $1,437 and $1,132 for the three months ended September 26, 2004 and September 28, 2003, respectively and $4,068 and $3,161 for the nine months ended September 26, 2004 and September 28, 2003, respectively. Amortization expense on the other intangible assets identified in the table above is expected to approximate $5,500 in 2004, $5,900 in 2005, $5,700 in 2006, $5,400 in 2007 and $5,300 in 2008. Other intangible assets are included in “Other Assets” on the Company’s Condensed Consolidated Balance Sheets.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Intangible assets acquired in conjunction with the Company’s purchase of CorrFlex (see Note 2) consisted of customer lists. The Company has allocated $33,700 of the purchase price to these intangible assets, which have a weighted average amortization period of 15 years.

Note 8: Debt

In June 2004, the Company made a private placement of $150 million 5.625% notes due in 2016. Under the terms of the sale of the notes, the Company was required to take appropriate steps to offer to exchange other notes with the same terms that have been registered with the SEC for the private placement notes or, in some circumstances, to file a shelf registration with the SEC that would cover resales of the private placement notes. In October 2004, the Company filed a registration statement on Form S-4 to register the notes to be exchanged for the unregistered notes sold in the private placement.

During the second quarter of 2004, the Company entered into a $150 million interest rate swap agreement against the $150 million 5.625% notes sold in the June 2004 private placement. During the first quarter of 2004, the Company entered into a $100 million swap against a portion of its $250 million 6.5% notes maturing in 2013. Consistent with the treatment of all of the Company’s interest rate swaps, these contracts qualified as fair value hedges under Statement of Financial Accounting Standards No. 133, ‘Accounting for Derivative Instruments and Hedging Activities’ (FAS 133) and swapped fixed interest rates for floating rates.

In July 2004, the Company terminated its $450 million backstop credit line and entered into a new $350 million backstop credit line for commercial paper issuance. The new credit agreement matures in July 2009.

Note 9: Dividend Declarations

On July 21, 2004, the Board of Directors declared a regular quarterly dividend of $0.22 per share. This dividend was paid September 10, 2004 to all shareholders of record as of August 20, 2004.

On October 17, 2004, the Board of Directors declared a regular quarterly dividend of $0.22 per share, payable December 10, 2004 to all shareholders of record as of November 19, 2004.

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

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
Net income, as reported	$40,940	$13,700	$116,235	$65,531
Add: Stock-based employee compensation cost, net of related tax effects, included in net income, as reported	829	107	1,687	611
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,794)	(1,288)	(4,628)	(4,138)

Proforma net income	$39,975	$12,519	$113,294	$62,004

Earnings per share:
Basic – as reported	$0.42	$0.14	$1.19	$0.68
Basic – proforma	$0.41	$0.13	$1.16	$0.64
Diluted – as reported	$0.41	$0.14	$1.18	$0.68
Diluted – proforma	$0.40	$0.13	$1.15	$0.64

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

The components of net periodic benefit cost include the following:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
Defined Benefit Plans
Service cost	$5,956	$5,052	$17,810	$15,156
Interest cost	14,401	12,942	42,982	38,826
Expected return on plan assets	(16,726)	(13,823)	(49,750)	(41,469)
Amortization of net transition (asset) obligation	152	144	446	432
Amortization of prior service cost	365	416	1,093	1,248
Amortization of net actuarial (gain) loss	5,282	5,556	15,786	16,668

Net periodic benefit cost	$9,430	$10,287	$28,367	$30,861

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
Retiree Health and Life Insurance Plans
Service cost	$902	$1,090	$2,706	$3,270
Interest cost	2,093	2,877	6,279	8,631
Expected return on plan assets	(886)	(913)	(2,658)	(2,739)
Amortization of prior service cost	(1,528)	(1,645)	(4,584)	(4,935)
Amortization of net actuarial loss	1,258	2,257	3,774	6,771

Net periodic benefit cost	$1,839	$3,666	$5,517	$10,998

During the nine months ended September 26, 2004, the Company made voluntary contributions of approximately $16,000 to its defined benefit and retiree health and life insurance plans. The Company anticipates that it will make additional voluntary contributions of approximately $20,000 to these plans in 2004.

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

On May 19, 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position 106-2, ‘Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003’ (FSP 106-2), which requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit costs to reflect the effects of the Act. FSP 106-2 is effective for interim or annual reporting periods beginning after June 15, 2004. The Company adopted and retroactively applied FSP 106-2 as of the effective date, impacting third quarter results. In response to the Company’s adoption of FSP 106-2, the accumulated postretirement benefit obligation was reduced by approximately $48,940. The amount of the reduction in net periodic benefit costs is set forth in the following table:

	Three Months Ended	Nine Months Ended
	September 26, 2004	September 26, 2004
Service cost	$358	$1,074
Interest cost	765	2,295
Amortization of net actuarial (gain) loss	1,147	3,441

Total	$2,270	$6,810

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

On May 19, 2004, the FASB issued FASB Staff Position 106-2, ‘Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003’ (FSP 106-2), which requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit costs to reflect the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). FSP 106-2 supersedes FSP 106-1 and is effective for interim or annual reporting periods beginning after June 15, 2004. The Company adopted and retroactively applied FSP 106-2 as of the effective date, impacting third quarter results. In response to the Company’s adoption of FSP 106-2, the accumulated postretirement benefit obligation was reduced by approximately $48,940, and net periodic benefit costs were reduced by approximately $2,270 and $6,810 for the three and nine months ended September 26, 2004, respectively. See Note 11 for further information about the reduction in net periodic benefit costs.

Note 13: Financial Segment Information

At the request of the staff of the SEC and in conjunction with its acquisition of CorrFlex , the Company has reviewed the appropriateness of disclosures about its reportable segments in accordance with Statement of Financial Accounting Standards No. 131, ‘Disclosures about Segments of an Enterprise and Related Information’ (FAS 131). As a result of this review, the Company has revised its reportable segments on a prospective basis beginning with the third quarter of 2004.

Prior to the third quarter of 2004, the Company reported its results in two segments, Industrial Packaging and Consumer Packaging. Beginning with the third quarter of 2004, the Company reports results in three segments, Engineered Carriers and Paper, Consumer Packaging and Packaging Services. Certain smaller operations are reported as All Other Sonoco.

Certain businesses previously reported in the Industrial Packaging reportable segment have been reclassified as components of All Other Sonoco. Upon the removal of these businesses from the Industrial Packaging reportable segment, the remaining operating segments are those specifically related to the production of engineered carriers and paper, and therefore, the name of this reportable segment was changed to Engineered Carriers and Paper.

The Company’s specialty paperboard business, which was previously a component of the Consumer Packaging reportable segment, has been reclassified as a component of All Other Sonoco. In conjunction with the acquisition of CorrFlex in May 2004, the Company’s existing packaging services operations, which were previously included in the Consumer Packaging reportable segment, were combined with those of CorrFlex, which resulted in a newly created reportable segment, Packaging Services.

The Engineered Carriers and Paper segment includes the following products: high-performance paper and composite engineered carriers; paperboard; fiber-based construction tubes and forms; and recovered paper. The Consumer Packaging segment includes the following products: round and shaped rigid packaging, both composite and plastic; printed flexible packaging; and metal and plastic ends and closures. The

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Packaging Services segment provides the following services: packaging fulfillment; product handling; brand management; and supply chain management. The Packaging Services segment also includes the production of folding cartons. All Other Sonoco represents the activities and businesses of the Company’s consolidated subsidiaries that do not meet the aggregation criteria outlined in FAS 131, and therefore, cannot be combined with other operating segments into a reportable segment. All Other Sonoco includes the following products: wooden, metal and composite reels for wire and cable packaging; molded plastics; custom designed protective packaging; adhesives; machinery manufacturing; and specialty packaging.

The following table sets forth net sales and operating profit for the Company’s reportable segments. Operating profit at the segmental level is defined as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income adjusted for restructuring charges, which are not allocated to the financial segments.

FINANCIAL SEGMENT INFORMATION (Unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
Net Sales:
Consumer Packaging	$291,302	$258,619	$820,451	$765,203
Engineered Carriers and Paper	343,218	315,244	999,098	927,114
Packaging Services	97,645	47,543	221,021	137,839
All Other Sonoco	78,952	65,909	229,865	198,206

Consolidated	$811,117	$687,315	$2,270,435	$2,028,362

Income before income taxes:
Consumer Packaging – Operating Profit	$20,987	$17,928	$58,489	$60,213
Engineered Carriers and Paper – Operating Profit	31,211	24,904	88,818	76,845
Packaging Services – Operating Profit	8,763	2,429	19,363	6,226
All Other Sonoco – Operating Profit	7,491	3,543	23,589	14,513
Restructuring charges	(1,148)	(24,170)	(8,244)	(33,135)
Interest, net	(11,713)	(12,511)	(30,783)	(38,264)

Consolidated	$55,591	$12,123	$151,232	$86,398

Information for 2003 has been restated to exclude the impact of the Company’s High Density Film business, which has been reclassified as discontinued operations on the Condensed Consolidated Statements of Income.

Total identifiable assets, which represent those assets used by each reportable segment in its operations, for the Packaging Services segment, were materially impacted by the Company’s acquisition of CorrFlex. At September 26, 2004, total identifiable assets for the Packaging Services segment were approximately $343,653, compared to $49,191 at December 31, 2003.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 14: Commitments and Contingencies

The Company is a party to various legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings. The Company cannot currently determine the final outcome of the proceedings described below or the ultimate amount of potential losses. Pursuant to Statement of Financial Accounting Standards No. 5, ‘Accounting for Contingencies’ (FAS 5), management records accruals for estimated losses at the time that information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Accrued amounts are not discounted. Although the level of future expenditures for legal and environmental matters is impossible to determine with any degree of probability, it is management’s opinion that such costs, when finally determined, will not have a material adverse effect on the consolidated financial position of the Company.

Sonoco-U.S. Mills Lawsuit

On April 30, 2004, the Company announced that the U.S. District Court for the Southern District of Ohio had entered a judgment against its subsidiary, Sonoco-U.S. Mills, and the Company in the amount of $3,750 in a case involving alleged trade secrets of the plaintiff. Although not covered by the judgment, the plaintiff has also made claims for certain litigation expenses. The Company accrued approximately $5,500 related to this legal proceeding for the first quarter of 2004.

Environmental Matters

The Company has been named as a potentially responsible party at several environmentally contaminated sites not owned by the Company. These regulatory actions and a small number of private party lawsuits represent the Company’s largest potential environmental liabilities. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing agreements with other potentially responsible parties with respect to a particular site. Such agreements relate to the sharing of legal defense costs or clean-up costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away. Accordingly, a reliable estimate of the ultimate cost to the Company with respect to such sites cannot be determined. As of September 26, 2004 and December 31, 2003, the Company had accrued $4,722 and $3,967, respectively, related to environmental contingencies. Actual costs to be incurred for these environmental matters in future periods may vary from current estimates because of the inherent uncertainties in evaluating environmental exposures.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of Sonoco Products Company:

We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of September 26, 2004, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 26, 2004, and September 28, 2003 and the condensed consolidated statements of cash flows for the nine-month periods ended September 26, 2004 and September 28, 2003. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended (not present herein), and in our report dated January 28, 2004, except for Note 17 as to which the date is September 30, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.         .

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Charlotte, North Carolina
November 2, 2004

SONOCO PRODUCTS COMPANY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements included in this report that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The words “estimate,” “project,” “intend,” “expect,” “believe,” “plan,” “anticipate,” “objective,” “goal,” “guidance,” and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding offsetting high raw material costs, adequacy of income tax provisions, refinancing of debt, adequacy of cash flows, effects of acquisitions and dispositions, adequacy of provisions for environmental liabilities, financial strategies and the results expected from them, and producing improvements in earnings. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, expectations, beliefs, plans, strategies and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecast in such forward-looking statements. Such risks and uncertainties include, without limitation: availability and pricing of raw materials; success of new product development and introduction; ability to maintain or increase productivity levels; international, national and local economic and market conditions; fluctuations in obligations and earnings of pension and postretirement benefit plans; ability to maintain market share; pricing pressures and demand for products; continued strength of our paperboard-based engineered carriers and composite can operations; anticipated results of restructuring activities; resolution of income tax contingencies; ability to successfully integrate newly acquired businesses into the Company’s operations; currency stability and the rate of growth in foreign markets; use of financial instruments to hedge foreign exchange, interest rate and commodity price risk; actions of government agencies; loss of consumer confidence; and, economic disruptions resulting from terrorist activities.

Results of Operations

During the fourth quarter of 2003, the Company completed the sale of its High Density Film business to Hilex Poly Co., LLC, Los Angeles, California. Operating results of this business have been presented for the three and nine months ended September 28, 2003 as “Income from discontinued operations, net of income taxes” in the Company’s Condensed Consolidated Statements of Income. The Condensed Consolidated Statements of Income for the three and nine months ended September 28, 2003 have been restated to reflect the reclassification of the Company’s High Density Film business as discontinued operations.

Third Quarter 2004 Compared with Third Quarter 2003

Company Overview

Net sales for the third quarter of 2004 were $811 million, compared with $687 million for the third quarter of 2003. This increase was primarily due to increased volumes in most of the Company’s businesses and the impact of acquisitions, which favorably impacted net sales by approximately $53 million and $48 million, respectively. During the third quarter of 2004, Company-wide volumes, which include the impact of the Company’s acquisitions (the most significant of which was CorrFlex), were up approximately 15% as compared to the same period in 2003. Higher average prices, which were primarily attributable to the Engineered Carriers and Paper segment, increased net sales by approximately $12 million, and the favorable impact of foreign exchange rates increased net sales by approximately $9 million as the dollar weakened against foreign currencies.

Income before income taxes totaled approximately $56 million in the third quarter of 2004, compared with approximately $12 million for the same period in 2003. This increase resulted primarily from a reduction in restructuring charges, which totaled approximately $1 million in the third quarter of 2004, compared with approximately $24 million in the third quarter of 2003. Reduced costs related to on-going productivity initiatives

SONOCO PRODUCTS COMPANY

and savings resulting from restructuring activities, volume increases primarily in the Engineered Carriers and Paper and Consumer Packaging segments, as well as the acquisition of CorrFlex in late May 2004 also favorably impacted income before income taxes for the third quarter of 2004 when compared to the same period in 2003. During the third quarter of 2004, the Company recognized a reduction in expenses of approximately $2.3 million pretax ($1.8 million after-tax), which was related to the adoption of new accounting guidance on the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). See Note 11 to the Company’s Condensed Consolidated Financial Statements for more information on the Act. These favorable impacts were partially offset by a slightly negative price/cost relationship, product start-up costs associated with the Company’s new multi-line steel easy-open closure operation in Brazil and a new rigid plastic container plant in California, and the costs associated with the movement of production between plants. Higher wages and energy costs also had a negative impact on income before income taxes for the third quarter of 2004 when compared with the same period in 2003. Also, during the third quarter of 2004, income before income taxes was negatively impacted by charges of approximately $5.6 million pretax ($3.6 million after-tax), which the Company incurred in order to recognize vested commitments to pay future costs associated with new executive life insurance benefits that will replace split dollar life agreements made with key executives since 1995. Due to regulatory changes, the Company was not able to maintain those split dollar agreements. The replacement benefits for the affected employees have been provided by the Company to meet the intent and commitments of the previous plan.

The effective tax rate for the third quarter of 2004 was 31.6%, compared with 34.9% for the third quarter of 2003. Included in the effective tax rate for the third quarter of 2004, are tax benefits associated with the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which are partially offset by certain non-deductible foreign restructuring charges. Included in the effective tax rate for the third quarter of 2003, is the impact of certain non-deductible foreign restructuring charges.

Reportable Segments

At the request of the staff of the SEC and in conjunction with its acquisition of CorrFlex , the Company has reviewed the appropriateness of disclosures about its reportable segments in accordance with Statement of Financial Accounting Standards No. 131, ‘Disclosures about Segments of an Enterprise and Related Information’ (FAS 131). As a result of this review, the Company has revised its reportable segments on a prospective basis beginning with the third quarter of 2004.

Prior to the third quarter of 2004, the Company reported its results in two segments, Industrial Packaging and Consumer Packaging. Beginning with the third quarter of 2004, the Company reports results in three segments, Engineered Carriers and Paper, Consumer Packaging and Packaging Services. Certain smaller operations are reported as All Other Sonoco.

Certain businesses previously reported in the Industrial Packaging reportable segment have been reclassified as components of All Other Sonoco. Upon the removal of these businesses from the Industrial Packaging reportable segment, the remaining operating segments are those specifically related to the production of engineered carriers and paper, and therefore, the name of this reportable segment was changed to Engineered Carriers and Paper.

The Company’s specialty paperboard business, which was previously a component of the Consumer Packaging reportable segment, has been reclassified as a component of All Other Sonoco. In conjunction with the acquisition of CorrFlex in May 2004, the Company’s existing packaging services operations, which were previously included in the Consumer Packaging reportable segment, were combined with those of CorrFlex, which resulted in a newly created reportable segment, Packaging Services.

SONOCO PRODUCTS COMPANY

Operating profit at the segmental level is defined as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income adjusted for restructuring charges, which are not allocated to the reportable segments. General corporate expenses, with the exception of restructuring charges, interest and income taxes, have been allocated as operating costs to each of the Company’s reportable segments and All Other Sonoco. See Note 13 to the Company’s Condensed Consolidated Financial Statements for more information on operating segments.

Consumer Packaging Segment

The Consumer Packaging segment includes the following products: round and shaped rigid packaging, both composite and plastic; printed flexible packaging; and metal and plastic ends and closures.

Net sales of the Consumer Packaging segment for the third quarter of 2004 totaled approximately $291 million, compared with approximately $259 million in the third quarter of 2003. This increase was due primarily to higher volumes in composite cans, rigid plastic containers and flexible packaging.

Operating profit, as defined above, for the Consumer Packaging segment in the third quarter of 2004 was approximately $21 million, up from approximately $18 million for the same period in 2003. This increase was largely due to increased volume and reduced costs, which were related to on-going productivity initiatives and savings resulting from the Company’s restructuring activities that were initiated in 2003. These favorable impacts on operating profit were partially offset by increased costs associated with the movement of production between certain plants as well as product start-up costs associated with the Company’s new multi-line steel easy-open closure operation in Brazil and a new rigid plastic container plant in California.

Engineered Carriers and Paper Segment

The Engineered Carriers and Paper segment includes the following products: high-performance paper and composite engineered carriers; paperboard; fiber-based construction tubes and forms; and recovered paper.

Net sales of the Engineered Carriers and Paper segment for the third quarter of 2004 totaled approximately $343 million, compared with approximately $315 million for the third quarter of 2003. This increase was due primarily to higher volumes, increased selling prices and the favorable impact of foreign exchange rates.

Operating profit, as defined above, for the Engineered Carriers and Paper segment in the third quarter of 2004 was approximately $31 million, up from approximately $25 million for the same period in 2003. Operating profit was favorably impacted by lower costs, which were related to on-going productivity initiatives and savings resulting from the Company’s restructuring activities that were initiated in 2003, as well as volume and price increases. These favorable impacts on operating profit were partially offset by increased energy costs and higher prices for old corrugated containers (OCC), the Company’s primary raw material.

Packaging Services Segment

The Packaging Services segment provides the following services: packaging fulfillment; product handling; brand management; and supply chain management. This segment also includes the production of folding cartons.

Net sales of the Packaging Services segment for the third quarter of 2004 totaled approximately $98 million, compared to approximately $48 million for the third quarter of 2003. This increase was due primarily to the impact of the CorrFlex acquisition.

Operating profit, as defined above, for the Packaging Services segment was approximately $9 million in the third quarter of 2004, compared to approximately $2 million for the same period in 2003. This increase resulted primarily from the impact of the CorrFlex acquisition.

SONOCO PRODUCTS COMPANY

All Other Sonoco

All Other Sonoco represents the activities and businesses of the Company’s consolidated subsidiaries that do not meet the aggregation criteria outlined in FAS 131, and therefore, cannot be combined with other operating segments into a reportable segment. All Other Sonoco includes the following products: wooden, metal and composite reels for wire and cable packaging; molded plastics; custom designed protective packaging; adhesives; machinery manufacturing; and specialty packaging.

Net sales of All Other Sonoco for the third quarter of 2004 totaled approximately $79 million, compared to approximately $66 million for the third quarter of 2003. This increase was primarily due to increased volume, primarily in molded and extruded plastics, protective packaging and wire and cable reels, and selling price increases, primarily in the wire and cable business.

Operating profit, as defined above, for All Other Sonoco was approximately $7 million in the third quarter of 2004, compared to approximately $4 million for the same period in 2003. This increase resulted as increased volumes along with savings resulting from on-going productivity initiatives and the Company’s restructuring activities that were initiated in 2003 more than offset the effects of inflation.

September 2004 Year-to-Date Compared with September 2003 Year-to-Date

Company Overview

Net sales for the first nine months of 2004 were $2,270 million, compared with $2,028 million for the first nine months of 2003. This increase was primarily due to increased volumes in most of the Company’s businesses and the impact of acquisitions, which increased net sales by approximately $83 million and $69 million, respectively. Also contributing to this increase were higher average selling prices and the effect of foreign exchange rates, which favorably impacted net sales by approximately $26 million and $55 million, respectively. Company-wide volumes, including the impact of acquisitions, during the first nine months of 2004 were up approximately 7%, compared with the same period in 2003.

Income before income taxes totaled approximately $151 million in first nine months of 2004, compared with approximately $86 million for the same period in 2003. This increase resulted primarily from reduced costs related to on-going productivity initiatives and savings resulting from the Company’s restructuring activities that were initiated in 2003, volume increases, as well as the acquisition of CorrFlex in late May 2004. Also favorably impacting income before income taxes for the first nine months of 2004 were lower restructuring charges and net interest expense. Restructuring charges decreased from approximately $33 million for the first nine months of 2003 to approximately $8 million for the first nine months of 2004, and net interest expense fell from approximately $38 million for the first nine months of 2003 to approximately $31 million for the first nine months of 2004. The decrease in net interest expense resulted primarily from lower average interest rates and debt levels. During the first nine months of 2004, the Company recognized a reduction in expenses of approximately $6.8 million pretax ($5.2 million after-tax), which was related to the adoption of new accounting guidance on the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). See Note 11 to the Company’s Condensed Consolidated Financial Statements for more information on the Act. These favorable impacts were partially offset by a negative price/cost relationship, product start-up costs associated with the Company’s new multi-line steel easy-open closure operation in Brazil and a new rigid plastic container plant in California, and the costs associated with the movement of production between plants. Higher wages and energy costs also had a negative impact on income before income taxes for the first nine months of 2004 when compared with the same period in 2003. Also, during the first nine months of 2004, income before income taxes was negatively impacted by charges of approximately $5.6 million pretax ($3.6 million after-tax), which the Company incurred in order to recognize commitments to pay future costs associated with new executive life insurance benefits that will replace split dollar life agreements made with key executives since 1995. Due to recent changes in federal income tax laws and other regulatory changes, the Company was not able to maintain those split dollar agreements. Income before income taxes for the first nine months of 2004 was also negatively

SONOCO PRODUCTS COMPANY

impacted by a charge of approximately $5 million associated with an unfavorable legal judgment that was entered against the Company. See Note 14 to the Company’s Condensed Consolidated Financial Statements for more information on litigation.

The effective tax rate for the first nine months of 2004 was 27.6%, compared with 38.4% for the first nine months of 2003. Included in the effective tax rate for the first nine months of 2004 was the impact of the reversal of previously accrued taxes totaling $9 million as a result of the Internal Revenue Service closing its examination of the Company’s tax returns for years 1999 through 2001. Also included in the effective tax rate for the first nine months of 2004 are tax benefits associated with the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which were partially offset by certain non-deductible foreign restructuring charges. Included in the effective tax rate for the first nine months of 2003 is the impact of certain non-deductible foreign restructuring charges.

Reportable Segments

Consumer Packaging Segment

Net sales of the Consumer Packaging segment for the first nine months of 2004 totaled approximately $820 million, compared with approximately $765 million for the first nine months of 2003. This increase was due primarily to higher volumes, a favorable impact of foreign exchange rates and higher average selling prices.

Operating profit, as defined above, for the Consumer Packaging segment in the first nine months of 2004 was approximately $58 million, down from approximately $60 million for the same period in 2003. This decrease resulted primarily from a negative price/cost relationship, which resulted largely from increased steel prices, and product start-up costs, which were associated with the Company’s new multi-line steel easy-open closure operation in Brazil and a new rigid plastic container plant in California. This decrease was partly offset by reduced costs related to on-going productivity initiatives and savings that resulted from the Company’s restructuring activities, which were initiated in 2003.

Engineered Carriers and Paper Segment

Net sales of the Engineered Carriers and Paper segment for the first nine months of 2004 totaled approximately $999 million, compared with approximately $927 million in the first nine months of 2003. This increase was due primarily to the favorable impact of foreign exchange rates, higher volumes, including the impact of acquisitions, and increased average selling prices.

Operating profit, as defined above, for the Engineered Carriers and Paper segment in the first nine months of 2004 was approximately $89 million, up from approximately $77 million for the same period in 2003. Operating profit was favorably impacted by reduced costs related to on-going productivity initiatives and savings resulting from the Company’s restructuring activities that were initiated in 2003 and the favorable impact of foreign exchange rates. Operating profit was negatively impacted by a negative price/cost relationship as well as a charge of approximately $5 million associated with an unfavorable legal judgment that was entered against the Company. See Note 14 to the Company’s Condensed Consolidated Financial Statements for more information on litigation.

Packaging Services Segment

Net sales of the Packaging Services segment for the first nine months of 2004 totaled approximately $221 million, compared to approximately $138 million in the same period of 2003. This increase was due primarily to the impact of the CorrFlex acquisition as well as higher contract service revenue and favorable foreign exchange rates.

SONOCO PRODUCTS COMPANY

Operating profit, as defined above, for the Packaging Services segment was approximately $19 million in the first nine months of 2004, compared to approximately $6 million for the same period in 2003. This increase resulted as the impact of the CorrFlex acquisition, on-going productivity initiatives and higher contract service revenue more than offset the effects of inflation.

All Other Sonoco

Net sales of All Other Sonoco for the first nine months of 2004 totaled approximately $230 million, compared to approximately $198 million in the first nine months of 2003. This increase was primarily due to higher volumes, including the impact of acquisitions, higher prices and the favorable impact of foreign exchange rates.

Operating profit, as defined above, for All Other Sonoco was approximately $24 million in the first nine months of 2004, compared to approximately $15 million for the same period in 2003. This increase resulted as increased volumes in conjunction with on-going productivity initiatives and savings that resulted from the Company’s restructuring activities that were initiated in 2003 more than offset the effects of inflation.

Financial Position, Liquidity and Capital Resources

The Company’s financial position remained strong during the first nine months of 2004. Total debt increased by approximately $252 million to $927 million from $675 million at December 31, 2003 as the Company issued $150 million in twelve-year notes in the second quarter of 2004 and had incremental borrowings of $84 million under its commercial paper program as of September 26, 2004.

For the first nine months of 2004, cash generated from operations totaled approximately $137 million, compared with approximately $206 million for the same period in 2003. This decrease was primarily a result of larger increases in receivables and inventories in the first nine months of 2004, compared with the first nine months of 2003. The increases in receivables were associated with higher sales levels, and the increase in inventories resulted primarily from higher material costs as well as the start-up of the Company’s new multi-line, easy-open closure operation in Brazil. Changes in the Company’s deferred tax liability also contributed to the decrease in cash generated from operations for the first nine months of 2004, compared to the same period in 2003. Cash generated from operations for the first nine months of 2004 included the impact of approximately $16 million for funding the Company’s benefit plans, compared with approximately $4 million for the first nine months of 2003.

During the first nine months of 2004, the Company received cash proceeds of approximately $18 million from the issuance of common stock, which related primarily to the exercise of stock options. These proceeds, combined with new borrowings and cash generated from operations, were used for the purchase of CorrFlex, to fund capital expenditures of approximately $86 million and to pay dividends of approximately $63 million in the first nine months of 2004.

In June 2004, the Company made a private placement of $150 million 5.625% notes due in 2016. Under the terms of the sale of the notes, the Company was required to take appropriate steps to offer to exchange other notes with the same terms that have been registered with the SEC for the private placement notes or, in some circumstances, to file a shelf registration with the SEC that would cover resales of the private placement notes. In October 2004, the Company filed a registration statement on Form S-4 to register the notes to be exchanged for the unregistered notes sold in the private placement.

During the second quarter of 2004, the Company entered into a $150 million interest rate swap agreement against the $150 million 5.625% notes sold in the June 2004 private placement. During the first quarter of 2004, the Company entered into a $100 million swap against a portion of its $250 million 6.5% notes maturing in 2013. Consistent with the treatment of all of the Company’s interest rate swaps, these contracts qualified as fair value

SONOCO PRODUCTS COMPANY

hedges under Statement of Financial Accounting Standards No. 133, ‘Accounting for Derivative Instruments and Hedging Activities’ (FAS 133) and swapped fixed interest rates for floating rates.

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

Restructuring and Impairment

In August 2003, the Company announced general plans to reduce its overall cost structure by $54 million pretax by realigning and centralizing a number of staff functions and eliminating excess plant capacity. Pursuant to these plans, the Company has initiated or completed 12 plant closings and has terminated approximately 890 employees. As of September 26, 2004, the Company had incurred cumulative charges, net of adjustments, of approximately $62.1 million pretax associated with these activities. The Company expects to recognize an additional cost of approximately $2.1 million pretax in the future associated with these charges, which is comprised of approximately $0.9 million in severance and termination benefits and $1.2 million in other exit costs. Of this amount, approximately $2.0 million is related to the Engineered Carriers and Paper segment and approximately $0.1 million is related to the Consumer Packaging segment. As part of the target to reduce its cost structure by $54 million, the Company also expects to announce the closing of up to five additional plants in furtherance of these plans (excluding any plant closings related to consolidation opportunities associated with the Sonoco-Alcore joint venture). The costs associated with these future plant closings have not yet been determined. The Company expects to pay the remaining restructuring costs, with the exception of ongoing pension subsidies and certain building lease termination expenses, by the end of the third quarter of 2005, using cash generated from operations. In conjunction with the Company’s review of its restructuring accrual in the second quarter of 2004, it was determined that one of the plants that had originally been identified to be closed pursuant to these plans would not be closed due to changes in certain factors. In response to this determination, the Company reduced its restructuring accrual for the Consumer Packaging segment, which resulted in a credit to the restructuring accrual of approximately $0.9 million in the nine months ended September 26, 2004.

During the three months ended September 26, 2004, the Company recognized restructuring charges, net of adjustments, of $1.1 million ($0.9 million after tax), primarily associated with previously announced plant closings. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $0.4 million, asset impairment charges of $0.4 million and other exit costs of $0.3 million.

During the three months ended September 28, 2003, the Company recognized restructuring charges, net of adjustments, of $24.2 million ($15.6 million after tax) related to previously announced restructuring plans. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $20.9 million, asset impairment charges of $2.8 million and other exit costs of $0.5 million.

During the first nine months of 2004, the Company recognized restructuring charges, net of adjustments, of $8.2 million ($6.5 million after tax), primarily associated with previously announced plant closings, six of which were in the Engineered Carriers and Paper segment, three of which were in the Consumer Packaging segment and one of which was in All Other Sonoco. These restructuring charges, net of adjustments, consisted primarily of severance and termination benefits of $4.6 million, asset impairment charges of $2.1 million and other exit costs of $1.5 million.

SONOCO PRODUCTS COMPANY

During the first nine months of 2003, the Company recognized restructuring charges, net of adjustments, of $33.1 million ($24.2 million after tax) related to previously announced restructuring plans. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $28.5 million, asset impairment charges of $3.6 million and other exit costs of $1.0 million. Additionally, the Company’s High Density Film business, which was divested in December 2003, incurred restructuring charges of approximately $0.2 million ($0.1 million after tax) in the first quarter of 2003.

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

On May 19, 2004, the FASB issued FASB Staff Position 106-2, ‘Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003’ (FSP 106-2), which requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit costs to reflect the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). FSP 106-2 supersedes FSP 106-1 and is effective for interim or annual reporting periods beginning after June 15, 2004. The Company adopted and retroactively applied FSP 106-2 as of the effective date, impacting third quarter results. In response to the Company’s adoption of FSP 106-2, the accumulated postretirement benefit obligation was reduced by approximately $48,940, and net periodic benefit costs were reduced by approximately $2,270 and $6,810 for the three and nine months ended September 26, 2004, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information about the Company’s exposure to market risk was disclosed in its 2003 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 2, 2004. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.

Item 4. Controls and Procedures.

Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company’s disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company’s chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this quarterly report, were effective.

SONOCO PRODUCTS COMPANY

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits.

Exhibit 10.1 -	Credit Agreement, dated as of July 7, 2004, among the Company, the several lenders from time to time party thereto and Bank of America, N.A., as agent (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 2004)

Exhibit 10.2 -	Form of Executive Bonus Life Agreement between the Company and each of the persons who are named executive officers, as defined in Regulation S-K, Item 402(a)(3), and between the Company and certain other executive officers.

Exhibit 15 -	Letter re unaudited interim financial information.

Exhibit 31 -	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

Exhibit 32 -	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

SONOCO PRODUCTS COMPANY

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY (Registrant)

Date: November 3, 2004	By: /s/ C.J. Hupfer

C.J. Hupfer
Vice President and Chief Financial Officer

SONOCO PRODUCTS COMPANY

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Credit Agreement, dated as of July 7, 2004, among the Company, the several lenders from time to time party thereto and Bank of America, N.A., as agent (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 2004)

10.2	Form of Executive Bonus Life Agreement between the Company and each of the persons who are named executive officers, as defined in Regulation S-K, Item 402(a)(3), and between the Company and certain other executive officers.

15	Letter re: unaudited interim financial information

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)