Form 10-K
period 2004-12-31
SONOCO PRODUCTS CO
filed 2005-03-02
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-516

SONOCO PRODUCTS COMPANY

Incorporated under the laws of South Carolina		I.R.S. Employer Identification No. 57-0248420
1 N. Second St. Hartsville, South Carolina 29550 Telephone: 843/383-7000

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
Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The aggregate market value of voting common stock held by nonaffiliates of the registrant (based on the New York Stock Exchange closing price) on June 25, 2004, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $2,257,589,743. Registrant does not (and did not at June 25, 2004) have any non-voting common stock outstanding.

As of February 18, 2005, there were 98,981,756 shares of no par value common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the annual meeting of shareholders to be held on April 20, 2005, which statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference in Part III.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Forward-Looking Statements

This Annual Report on Form 10-K includes and incorporates by reference “forward-looking statements” within the meaning of the securities laws. All statements that are not historical facts are “forward-looking statements.” The words “estimate,” “project,” “intend,” “expect,” “believe,” “plan,” “anticipate,” “objective,” “goal,” “guidance” and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding offsetting high raw material costs, adequacy of income tax provisions, refinancing of debt, adequacy of cash flows, effects of acquisitions and dispositions, adequacy of provisions for environmental liabilities, financial strategies and the results expected from them, and producing improvements in earnings.

These forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, expectations, beliefs, plans, strategies and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. Such risks and uncertainties include without limitation: availability and pricing of raw materials; success of new product development and introduction; ability to maintain or increase productivity levels; international, national and local economic and market conditions; fluctuations in obligations and earnings of pension and postretirement benefit plans; ability to maintain market share; pricing pressures and demand for products; continued strength of our paperboard-based engineered carrier and composite can operations; anticipated results of restructuring activities; resolution of income tax contingencies; ability to successfully integrate newly acquired businesses into the Company’s operations; currency stability and the rate of growth in foreign markets; use of financial instruments to hedge foreign currency, interest rate and commodity price risk; actions of government agencies; loss of consumer confidence; and economic disruptions resulting from terrorist activities.

We undertake no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.

References to our Web Site Address

References to our Web site address and domain names throughout this Annual Report on Form 10-K are for informational purposes only, or to fulfill specific disclosure requirements of the Securities and Exchange Commission’s rules or the New York Stock Exchange Listing Standards. These references are not intended to, and do not, incorporate the contents of our Web sites by reference into this Annual Report on Form 10-K.

PART I

Item 1. Business

(a) General development of business –

The Company is a South Carolina corporation founded in Hartsville, South Carolina in 1899 as the Southern Novelty Company. The name was subsequently changed to Sonoco Products Company (the “Company” or “Sonoco”). Sonoco is a manufacturer of industrial and consumer packaging products and a provider of packaging services, with 322 locations in 35 countries.

Information regarding the Company’s acquisitions, dispositions, joint ventures and restructuring activities is provided in Notes 2, 3 and 4 to the Consolidated Financial Statements on pages F-8 through F-13 of this Annual Report on Form 10-K.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

(b)	Financial information about segments –

Information regarding the Company’s reportable segments is provided in Note 16 to the Consolidated Financial Statements on pages F-29 through F-31 of this Annual Report on Form 10-K.

(c)	Narrative description of business –

Product Distribution – Each of the Company’s operating units has its own sales staff and maintains direct sales relationships with its customers. Some of the units have service staff at the manufacturing facility that interacts directly with the customers. The North American operations in the Engineered Carriers and Paper segment also have a customer service center located in Hartsville, South Carolina that is the main contact point between these business units and customers. Divisional sales personnel also provide sales management, marketing and product development assistance as needed. For those customers that buy from more than one business unit, the Company often assigns a single representative or team of specialists to handle that customer’s needs. Product distribution is normally directly from the manufacturing plant to the customer. There are cases where product is warehoused in a mutually advantageous location to be shipped to the customer as needed.

Products and Services – The following discussion outlines the principal products produced and services rendered by the Company.

Engineered Carriers and Paper

The Engineered Carriers and Paper segment accounted for 44% of the Company’s net sales in 2004. This business serves its market through 126 converting facilities on five continents. Sonoco’s paper operations provide the primary raw material for the Company’s fiber-based packaging. This vertical integration strategy is supported by 27 paper mills with 38 paper machines and 47 recovered paper collection facilities throughout the world. In 2004, Sonoco had the capacity to manufacture approximately two million tons of recycled paperboard. The products, services and markets of the Engineered Carriers and Paper segment are as follows:

	Products and Services	Markets

Engineered Carriers	Paperboard tubes, cores, roll packaging, supply-chain packaging services, molded plugs	Construction, film, flowable products, metal, paper mill, shipping and storage, tape and label, textiles, converters

Paper	Recycled paperboard, including chipboard, tubeboard, lightweight corestock, boxboard, linerboard and specialty grades, and recovered paper	Converted paper products, spiral winders, beverage insulators, displays, gaming and paper manufacturing

Sonoco’s engineered carriers (tubes and cores) business is the Company’s largest revenue-producing business, representing approximately 34%, 36% and 35% of consolidated net sales in 2004, 2003 and 2002, respectively.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Consumer Packaging

The Consumer Packaging segment accounted for 36% of the Company’s net sales in 2004. The operations in this segment consist of 52 plants throughout the world. The products, services and markets of the Consumer Packaging segment are as follows:

	Products and Services	Markets

Rigid Packaging	Round and shaped composite paperboard canisters, single-wrap paperboard packages, fiber and plastic cartridges, rigid plastic containers and squeeze tubes	Food: snacks, nuts, cookies and crackers, confectionery, frozen concentrate, powdered beverage and infant formula, coffee, refrigerated dough, spices and seasonings, nutritional supplements, pet food Nonfood: adhesives, caulks, powdered and tabbed cleansers, chemicals, lawn and garden, automotive, pet products

Ends and Closures	Aluminum, steel and peelable membrane easy-open closures for composite, metal and plastic containers	Canned processed foods, coffee, beverage, powdered beverages and infant formula, snacks, nuts, nutritional supplements, spices and seasonings, pet food and treats and nonfood products

Printed Flexible Packaging	Flexible packaging made from thin gauge, high-value-added rotogravure, flexographic and combination printed film including laminations	Beverage, coffee, confectionery, home and personal care, snacks, pet food

Sonoco’s composite can business is the Company’s second largest revenue-producing business, representing approximately 17%, 19% and 20% of consolidated net sales in 2004, 2003 and 2002, respectively.

Packaging Services

The Packaging Services segment accounted for 10% of the Company’s consolidated net sales in 2004. The products, services and markets of the Packaging Services segment are as follows:

	Products and Services	Markets

Pack Centers	Packaging supply-chain management services	Personal care, healthcare, printing products

Point-of-Purchase and Fulfillment	Point-of-purchase display, design and manufacture, fulfillment services	Personal care, beauty, healthcare, electronics, food, pharmaceuticals, hosiery, confectionery, printing products

Folding Cartons	Paperboard cartons and packaging	Personal care, healthcare, beauty, food and confectionery

Artwork Management	Branded artwork, on-line and off-line prepress management services	Consumer products

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Other

In addition to the products and services outlined in each of the segments above, the Company produces the following products:

	Products and Services	Markets

Wire and Cable Reels	Baker™ steel, nailed wooden, plywood, recycled and poly-fiber reels	Wire and cable manufacturers

Protective Packaging	Paperboard packaging forms and transport cushioning bases	Household appliances, heating and air conditioning, lawn and garden, furniture, office furnishings and automotive

Molded and Extruded Plastics	Injection-molded and extrusion-molded plastics	Textiles, wire and cable, fiber optics, plumbing, filtration, automotive, food services, medical, healthcare

Glass Covers and Coasters	Custom-printed RixieTM coasters and Stancap® glass covers	Hotels and resorts, casinos, country clubs, catering services, cruise lines, airlines, healthcare facilities, restaurants

Raw Materials – The principal raw materials used by the Company are recovered paper, paperboard, metal and plastic resins. Recovered paper used in the manufacture of paperboard is purchased either directly from suppliers near manufacturing operations or through the Company’s recovered paper operations. Other raw materials are purchased from a number of outside sources. The Company considers the supply and availability of raw materials to be adequate to meet its needs.

Patents, Trademarks and Related Contracts – Most inventions are made by members of Sonoco’s development and engineering staff and are important to the Company’s organic growth. Patents have been granted on many inventions created by Sonoco staff in the United States and other countries. These patents are managed globally by a Sonoco intellectual capital management team through one of the Company’s subsidiaries, Sonoco Development, Inc. (SDI). SDI globally manages patents, trade secrets, confidentiality agreements and license agreements. Some patents have been licensed to other manufacturers, including Sonoco’s associated companies. Sonoco also licenses a few patents from outside companies and universities for business unit use. U.S. patents expire after 17 or 20 years, depending on the patent issue date. New patents replace many of the abandoned or expired patents.

A second intellectual capital subsidiary of Sonoco, SPC Resources, Inc., globally manages Sonoco’s trademarks, service marks, copyrights and Internet domain names. Most of Sonoco’s products are marketed worldwide under trademarks such as SONOCO®, SONOTUBE®, SAFE-TOP®, SEALED SAFE®, DURO® and DUROX®. Sonoco’s registered Web domain names such as www.sonoco.com and www.sonotube.com provide information about Sonoco, its people and products. Trademarks and domain names are also licensed to subsidiaries and other companies where appropriate.

Seasonality – The businesses of the Company’s segments are not seasonal to any significant degree.

Dependence on Customers – The Company serves many customers with many different product lines, and no single customer represents 10% of consolidated net sales. On an aggregate basis, the five largest customers in the Engineered Carriers and Paper segment accounted for approximately 11.4% of segment sales and the five largest customers in the Consumer Packaging segment accounted for approximately 19.9% of segment sales. The dependence on a few customers in the Packaging Services segment is more significant as the five largest customers in this segment accounted for approximately 74% of segment sales.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Backlog – Most customer orders are manufactured with a lead time of three weeks or less. Therefore, the amount of backlog orders at December 31, 2004 and 2003 was not material. The Company expects all backlog orders at December 31, 2004 to be shipped during 2005.

Competition – The Company’s products are sold in highly competitive market environments, which include paper, textiles, films, food, chemicals, pharmaceuticals, packaging, construction, and wire and cables. Within each of these markets, supply and demand is the major factor controlling the market environment. Additionally, and to a lesser degree, these markets are influenced by the overall rate of economic activity. Throughout the year, the Company remained highly competitive within each of the markets served. The Company manufactures and sells many of its products globally. Having operated internationally since 1923, the Company considers its ability to serve its customers worldwide in a timely, consistent and cost-effective manner a competitive advantage. The Company also believes that its technological leadership, reputation for quality and vertical integration are competitive advantages. Furthermore, the Company’s product development and global expansion reflect the rapidly changing needs of its major customers, who demand high-quality, state-of-the-art, environmentally compatible packaging wherever they choose to do business. In addition, the Company is focusing on productivity improvements with the objective of being the low-cost producer in value-added niches of the packaging market. The Company continues to pursue several productivity initiatives aimed at reducing costs and improving processes using the latest in information technology.

Research and Development – Company-sponsored research and development expenses totaled approximately $15.4 million in 2004, $14.2 million in 2003 and $13 million in 2002. Customer-sponsored research and development costs were not material for each of these periods. Significant projects in Sonoco’s Engineered Carriers and Paper segment during 2004 included efforts to design and develop a new generation of products for the construction industry and to enhance performance characteristics of the Company’s engineered carriers in the textile, film and paper packaging areas, as well as projects aimed at enhancing productivity. The Consumer Packaging segment continued to invest in new materials technology and new process technology for a range of packaging options, including composite cans and other forms of shaped packaging during 2004.

Compliance with Environmental Laws – Information regarding compliance with environmental laws is provided in Note 14 to the Consolidated Financial Statements on pages F-27 and F-28 of this Annual Report on Form 10-K.

Number of Employees – Sonoco had approximately 17,100 employees as of December 31, 2004.

(d)	Financial information about geographic areas –

Financial information about geographic areas is provided in Note 16 to the Consolidated Financial Statements on pages F-29 through F-31 of this Annual Report on Form 10-K and in the information about market risk under the caption “Risk Management” in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 20 and 21 of this Annual Report on Form 10-K.

(e)	Available information –

The Company electronically files with the Securities and Exchange Commission (SEC) its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its periodic reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934. The SEC maintains a site on the Internet, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Sonoco also makes these filings available free of charge through its Internet site, www.sonoco.com, as soon as reasonably practical after the electronic filing of such material with the SEC.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

(f)	Executive Officers of the Registrant –

		Position and Business Experience
Name	Age	For the Past Five Years
Harris E. DeLoach, Jr.	60	President & Chief Executive Officer since 2000. Previously Chief Operating Officer April-July 2000; Sr. Executive Vice President, Global Industrial Products/Paper/Molded Plastics 1999-2000; Executive Vice President, High Density Film, Industrial Container, Fibre Partitions, Protective Packaging, Sonoco Crellin & Baker Reels 1996-1999. Joined Sonoco in 1985.
Jim C. Bowen	54	Sr. Vice President since 2002. Previously Sr. Vice President, Global Paper Operations 2000-2002; Vice President/General Manager – Paper 1997-2000; Vice President, Manufacturing – N.A. Paper 1994-1997; Director of Manufacturing 1993-1994. Joined Sonoco in 1972.
Allan V. Cecil	63	Vice President, Investor Relations & Corporate Affairs since 1998. Previously Vice President, Investor Relations & Corporate Communications 1996-1998. Prior experience: Vice President, Corporate Communications & Investor Relations, National Gypsum Company and Mesa Petroleum Co. Joined Sonoco in 1996.
Cynthia A. Hartley	56	Sr. Vice President, Human Resources since 2002. Previously Vice President, Human Resources 1995-2002. Prior experience: Vice President, Human Resources, National Gypsum Company and Dames & Moore and Continental Can Company. Joined Sonoco in 1995.
Ronald E. Holley	62	Sr. Vice President since 2002. Previously Sr. Vice President, Global Industrial Products/Molded Plastics 2000-2002; Vice President, Industrial Products – N.A. 1999-2000; Vice President, High Density Film 1993-1999; Vice President, Total Quality Management 1990-1993. Joined Sonoco in 1964.
Charles J. Hupfer	58	Vice President, Chief Financial Officer & Corporate Secretary since 2002. Previously Vice President, Treasurer & Corporate Secretary 1995-2002; Treasurer 1988-1995. Joined Sonoco in 1975.
Eddie L. Smith	53	Vice President, Customer & Business Development since 2002. Previously Vice President/General Manager, Flexible Packaging 1998-2002; Division Vice President/General Manager, Flexible Packaging 1996-1998; Division Vice President, Consumer Products – Europe 1994-1996. Joined Sonoco in 1971.
Charles L. Sullivan, Jr.	61	Sr. Vice President since 2000. Prior experience: Regional Director, Cargill Asia/Pacific in 2000 and President, Cargill’s Salt Division 1995-2000. Joined Sonoco in 2000.

Item 2. Properties

The Company’s corporate offices are owned and operated in Hartsville, South Carolina. There are 116 owned and 70 leased facilities used by operations in the Engineered Carriers and Paper segment, 25 owned and 27 leased facilities used by operations in the Consumer Packaging segment, four owned and 15 leased facilities used by operations in the Packaging Services segment, and 19 owned and 23 leased facilities used by all other operations. Europe, the largest foreign geographic location, has 58 manufacturing locations.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Item 3. Legal Proceedings

Information regarding legal proceedings is provided in Note 14 to the Consolidated Financial Statements on pages F-27 and F-28 of this Annual Report on Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the stock symbol “SON.” As of December 31, 2004, there were approximately 37,600 shareholder accounts. Information required by Item 201(d) of Regulation S-K can be found in Part III, Item 12 of this Annual Report on Form 10-K. The following table indicates high and low sales prices for common stock of Sonoco as reported on the New York Stock Exchange as well as cash dividends declared per common share:

			Cash
	High	Low	Dividends

2004
First Quarter	$25.10	$22.86	$.21
Second Quarter	$25.81	$23.93	$.22
Third Quarter	$26.49	$24.70	$.22
Fourth Quarter	$29.70	$25.50	$.22
2003
First Quarter	$23.68	$19.47	$.21
Second Quarter	$24.11	$20.75	$.21
Third Quarter	$24.27	$22.10	$.21
Fourth Quarter	$24.73	$20.64	$.21

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Item 6. Selected Financial Data

The following table sets forth the Company’s selected consolidated financial information. The information presented below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s historical consolidated financial statements and the notes thereto. The selected statement of income data and balance sheet data are derived from the Company’s Consolidated Financial Statements.

(Dollars and shares in thousands except per share data)	Years ended December 31

(Unaudited)	2004	2003	2002	2001	2000

Operating Results[1]
Net sales	$3,155,433	$2,758,326	$2,701,419	$2,464,445	$2,570,708
Cost of sales and operating expenses	2,897,046	2,549,726	2,455,357	2,204,874	2,250,793
Other expense, net[2]	18,982	50,056	10,409	51,175	5,543
Interest expense	47,463	52,399	54,196	52,217	59,604
Interest income	(5,400)	(2,188)	(1,649)	(3,800)	(3,794)

Income before income taxes	197,342	108,333	183,106	159,979	258,562
Provision for income taxes[3]	58,858	37,698	65,075	77,269	107,463
Equity in earnings of affiliates/ minority interest[4]	12,745	7,543	7,437	(1,214)	7,702

Income from continuing operations	151,229	78,178	125,468	81,496	158,801
Income from discontinued operations, net of income taxes	—	60,771	9,848	10,113	7,497

Net income available to common shareholders	$151,229	$138,949	$135,316	$91,609	$166,298

Per common share
Net income available to common shareholders:
Basic	$1.54	$1.44	$1.40	$.96	$1.67
Diluted	1.53	1.43	1.39	.96	1.66
Cash dividends – common	.87	.84	.83	.80	.79

Average common shares outstanding:
Basic	98,018	96,819	96,373	95,370	99,725
Diluted	98,947	97,129	97,178	95,807	99,900
Actual common shares outstanding at December 31	98,793	97,217	96,640	95,713	95,006

Financial Position
Net working capital	$282,226	$75,671	$104,671	$204,899	$258,713
Property, plant and equipment, net	1,007,295	923,569	975,368	1,008,944	973,470
Total assets	3,041,319	2,520,633	2,436,439	2,352,197	2,212,611
Long-term debt	813,207	473,220	699,346	885,961	812,085
Total debt	906,961	674,587	833,846	921,810	857,641
Shareholders’ equity	1,152,879	1,014,160	867,425	804,122	801,471
Current ratio	1.4	1.1	1.2	1.4	1.6
Total debt to total capital[5]	40.1%	35.8%	44.5%	49.3%	48.5%
Book value per common share	$11.67	$10.43	$8.98	$8.40	$8.44

[1]	Operating results for 2000-2002 have been restated to reclassify the High Density Film business, which was sold in 2003, as discontinued operations.

[2]	2004 data reflects net charges of $18,982 pretax, $16,154 after tax, for restructuring costs. 2003 data reflects net charges of $50,056 pretax, $35,329 after tax, for restructuring costs. 2002 data reflects net charges of $10,409 pretax, $6,663 after tax, for restructuring costs. 2001 data reflects net charges of $51,175 pretax, $49,028 after tax, for the net gain from legal settlements, corporate-owned life insurance (COLI) and restructuring costs. 2000 data reflects net charges of $5,543 pretax, $1,372 after tax, for the net gain on the sale of divested businesses, restructuring costs and executive severance charges.

[3]	The provision for income taxes in 2001 and 2000 includes $14,613 and $12,000, respectively, related to COLI.

[4]	2004, 2003 and 2001 data includes restructuring charges of $(1,778), $1,455 and $6,591, respectively.

[5]	Debt levels for 2000 have been adjusted for cash related to the issuance of restricted-purpose bonds.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During 2004, the Company undertook several key strategic initiatives including:

-	The acquisition of CorrFlex Graphics, LLC (“CorrFlex”), one of the nation’s largest point-of-purchase display companies, with annual sales of approximately $200 million.

-	The completion of a business combination with Ahlstrom Corporation, Helsinki, Finland (“Ahlstrom”), to combine each of the companies’ respective European paper-based tube/core and coreboard operations into a joint venture that operates under the name Sonoco-Alcore S.a.r.l., of which the Company owns 64.5%.

-	The start-up of several plants producing new products and serving new markets.

Net sales for the Company increased to $3.16 billion in 2004 from $2.76 billion in 2003 primarily as a result of the acquisition of CorrFlex, increased volumes, higher selling prices, the favorable impact of foreign exchange translation and the impact of two months of sales from Sonoco-Alcore S.a.r.l.

The Company reported net income of $151.2 million for 2004, compared with $138.9 million for 2003. Earnings growth in 2004 resulted in large part from strong sales, which were driven by acquisitions, new product and market development and geographical expansion; from the reduction in cost structure, which resulted from restructuring actions completed since 2001; and from higher productivity improvement in virtually all of the Company’s businesses, partially as a result of increased unit volumes. Rising material costs, inflation and escalating energy prices negatively impacted operating earnings. Net income for 2004 and 2003 included after-tax restructuring charges of approximately $14.4 million and $36.8 million, respectively. Net income for 2004 was positively impacted by $9.3 million due to the recognition of certain tax benefits and a $7 million after-tax reduction in expense resulting from the Company’s adoption of new accounting guidance on the Medicare Prescription Drug Improvement and Modernization Act of 2003. Net income for 2003 was positively impacted by the $49.4 million after-tax gain on the sale of the High Density Film business, which is classified as discontinued operations on the Company’s Consolidated Statements of Income for 2002 and 2003.

Cash flow remained strong with cash generated from operations totaling $252.2 million in 2004, which, in conjunction with proceeds from the issuance of debt, was used to purchase CorrFlex, fund capital expenditures, pay dividends and increase cash investments by $32.9 million. To sustain strong cash flow, the Company remains focused on growing sales by developing new products and markets, expanding geographically and making appropriate acquisitions. At the same time, the Company is committed to aggressively controlling costs and effectively employing its capital by paying close attention to working capital management and capital expenditures.

Restructuring Charges, One-Time Items and Other Activities

Restructuring Charges

During 2004, the Company recognized restructuring charges, net of adjustments, of $19 million ($16.2 million after tax), primarily related to 10 plant closings in the Engineered Carriers and Paper segment, five plant closings in the Consumer Packaging segment and one plant closing in All Other Sonoco. Included in this amount, is $2.2 million in restructuring charges, which resulted from a correction to previously reported financial statements at the Company’s wholly owned subsidiary in Spain. Restructuring charges recognized during 2004 consisted of severance and termination benefits of $6.5 million, asset impairment charges of $6.2 million and other exit costs of $6.3 million, consisting of building lease termination charges and other miscellaneous exit costs. These costs are associated with the Company’s general plans, announced in August 2003, to reduce its overall cost structure by $54 million pretax. The Company expects to recognize an additional cost of approximately $4.2 million pretax in the future associated with these actions. The objectives of these restructuring actions are to realign and centralize a number of staff functions and eliminate excess plant capacity. As part of the target to reduce its cost structure by $54 million, the Company expects to announce in 2005 the closing of up to five additional plants. Restructuring charges associated with these expected 2005 actions cannot be estimated at this time. With the exception of ongoing pension subsidies and certain building

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

lease termination expenses, costs associated with the 2004 restructuring actions are expected to be paid by the end of the fourth quarter 2005 using cash generated from operations.

In connection with the Company’s restructuring actions, asset impairment charges, which were related to the writeoff/down of assets associated with nine plant closings, of $6.2 million were recognized during 2004. Impaired assets were written down to the lower of carrying amount or fair value, less estimated costs to sell, if applicable. Of the $6.2 million, the Company recognized writeoffs/downs of impaired equipment of $4.5 million and writeoffs/downs related to facilities held for sale of $1.7 million. In addition, the Company recognized pension costs of $2 million relating to curtailments associated with restructuring actions.

During 2004, the Company also recorded non-cash income in the amount of $1.8 million after tax in order to reflect Ahlstrom’s portion of restructuring costs that were charged to expense. This income, which resulted from the expected closure of certain plants that the Company contributed to Sonoco-Alcore S.a.r.l., is included in “Equity in earnings of affiliates/minority interest in subsidiaries” in the Company’s Consolidated Statements of Income.

During 2003, the Company recognized restructuring charges, net of adjustments, of $50.1 million pretax ($35.3 million after tax). Additionally, the Company’s High Density Film business, which was divested in 2003, incurred restructuring charges of $.2 million pretax ($.1 million after tax) in 2003. The 2003 restructuring charges were primarily related to six plant closings in the Engineered Carriers and Paper segment, three plant closings in the Consumer Packaging segment, three plant closings in All Other Sonoco and a global reduction in salaried positions. These restructuring charges consisted of severance and termination benefits of $37.7 million, asset impairment charges of $8.4 million and other exit costs of $4 million, consisting of building lease termination charges and other miscellaneous exit costs.

During 2003, the Company also recorded restructuring charges of $1.5 million after tax related to affiliates/minority interest in subsidiaries. The restructuring charges are included in “Equity in earnings of affiliates/minority interest in subsidiaries” in the Company’s Consolidated Statements of Income.

During 2002, the Company recognized restructuring charges of $10.4 million pretax ($6.7 million after tax). Additionally, the Company’s High Density Film business, which was divested in 2003, incurred restructuring charges of $2.2 million pretax ($1.4 million after tax) in 2002. The 2002 restructuring charges were primarily related to three plant closings in the United States in the Consumer Packaging segment, one plant closing in the United States in the Engineered Carriers and Paper segment, one plant closing in All Other Sonoco and severance costs associated with plant consolidations in Europe. The restructuring charges consisted of severance and termination benefits of $10.5 million, asset impairment charges of $.4 million and other exit costs of $1.7 million, consisting of building lease termination charges and other miscellaneous costs.

Acquisitions/Joint Ventures

The Company completed nine acquisitions during 2004, with an aggregate cost of approximately $367 million, of which, $267 million was paid in cash. Acquisitions in the Company’s Engineered Carriers and Paper segment included engineered carrier manufacturers in Australia, China and the United States along with the formation of a joint venture as described below. During 2004, the Company also acquired CorrFlex, one of the nation’s largest point-of-purchase display companies. The acquired business, which is known as Sonoco CorrFlex, LLC, is reflected in the Packaging Services segment. Acquisitions in the Company’s Consumer Packaging segment included a composite can manufacturer in Australia, a manufacturer of rotogravure cylinders in Canada and the remaining ownership interest in a manufacturer of rotogravure cylinders in Charlotte, N.C. The Company also acquired certain assets of a wooden reel refurbisher in Alabama, which are classified as components of All Other Sonoco.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

As the acquisition of CorrFlex was considered material to the Company’s financial statements, unaudited pro forma combined historical results, as if CorrFlex had been acquired at the beginning of fiscal 2004, 2003 and 2002, are provided in the table below:

($ in thousands except per share data)
(Unaudited)	2004	2003	2002

Net sales	$3,227,305	$2,948,678	$2,903,844
Net income	153,803	145,048	147,414
Diluted earnings per common share	1.55	1.49	1.52

The pro forma results include amortization of intangibles and interest expense on debt assumed to finance the purchase. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each period presented, nor are they necessarily indicative of future consolidated results.

In the fourth quarter of 2004, the Company completed a business combination with Ahlstrom to combine each of the companies’ respective European paper-based tube/core and coreboard operations into a joint venture that operates under the name Sonoco-Alcore S.a.r.l. The Company contributed ownership positions in 25 tube and core plants and five paper mills to Sonoco-Alcore S.a.r.l. and holds a 64.5% interest in the joint venture. Ahlstrom, a leader in high-performance fiber-based materials serving niche markets worldwide, contributed 14 tube and core plants and one paper mill to Sonoco-Alcore S.a.r.l. and holds a 35.5% interest in the joint venture. Annualized net sales of the operations contributed by Ahlstrom to Sonoco-Alcore S.a.r.l. totaled approximately $102 million for 2004. The Company has accounted for this transaction as an acquisition and, therefore, consolidates the results of the joint venture and reports Ahlstrom’s minority interest as such in its financial statements. While the Company is consolidating the results of the joint venture and reporting the full impact of sales and operating expenses, there is no significant impact on net income, as minority interest is recognized in order to reflect Ahlstrom’s share of after-tax profits. The recognition of minority interest is included in “Income before equity in earnings of affiliates/minority interest in subsidiaries” on the Company’s Consolidated Statements of Income. As part of this transaction, the Company and Ahlstrom have entered into put and call option arrangements as described in Note 14 to the Consolidated Financial Statements.

The Company completed four acquisitions during 2003, with an aggregate cost of approximately $11.1 million. Acquisitions in the Company’s Engineered Carriers and Paper segment included an engineered carriers manufacturer in Australia and a recovered paper operation in Savannah, Ga. The Company also acquired certain assets of a wooden reel manufacturer in Canada and the United States, which were classified as components of All Other Sonoco. In addition, the Company increased its ownership interest in a manufacturer of rotogravure cylinders in Charlotte, N.C., that is included in the Company’s Consumer Packaging segment.

During 2002, the Company purchased a small paper recycling operation in Kansas City, Mo., and Topeka, Kan., and a small, recovered paper trucking operation in Manhattan, Kan., in its Engineered Carriers and Paper segment. In addition, during the fourth quarter of 2002, the Company completed the purchase of a plywood reel operation in Sherman, Texas, and a nailed wooden reel operation in Bonham, Texas. The purchases, which included equipment, inventory and intangible assets, were classified as components of All Other Sonoco. The aggregate cost of all 2002 acquisitions was approximately $8.5 million.

Dispositions

In December 2003, the Company divested its High Density Film business to Hilex Poly Co., LLC, of Los Angeles, Calif., at a price of approximately $81 million in cash and the balance in subordinated notes and preferred nonvoting membership interests, resulting in a gain of approximately $63.1 million pretax ($49.4 million after tax). Operating results of this business are presented as “Income from discontinued operations, net of income taxes” in the Company’s Consolidated Statements of Income for 2003 and 2002. After-tax income contributed by the High Density Film business was approximately $60.8 million and $9.8 million in 2003 and 2002, respectively.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Other Special Charges and One-Time Items

In 2004, the Company recognized charges of approximately $5.6 million, which the Company incurred to recognize vested commitments to pay future costs associated with new executive life insurance benefits that will replace split dollar life agreements made with key executives since 1995. Due to regulatory changes, the Company was not able to maintain those split-dollar agreements, and the replacement benefits for the affected employees have been provided by the Company to meet the intent and commitments of the previous plan. Also in 2004, the U.S. District Court for the Southern District of Ohio entered a judgment against the Company’s subsidiary, Sonoco-U.S. Mills, and the Company. The Company accrued approximately $4.5 million related to this legal proceeding. The charges recognized for the new executive life insurance benefits and the legal proceeding are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income. Additionally, 2004 net income was positively affected by approximately $9.3 million due to the recognition of certain tax benefits as a result of the Internal Revenue Service closing its examination of the Company’s tax returns for years 1999 through 2001.

During the fourth quarter of 2004, the Company determined that misstatements were made in the financial statements of its wholly owned subsidiary in Spain, which consists of two engineered carriers plants. The primary impact of these misstatements was an underreporting of expenses over a six-year period totaling approximately $9.4 million, before and after tax, of which $2.2 million was related to restructuring charges as previously discussed. Of the remaining $7.2 million, approximately $1.6 million was associated with the first three quarters of 2004, approximately $1.3 million was associated with 2003, approximately $.3 million was associated with 2002, approximately $1.9 million was associated with 2001 and the remaining amount of approximately $2.1 million was associated with 2000 and prior. As the impact of these misstatements was not material to the reported results of any of the prior periods affected or to the current period, the Company recorded the charge in the fourth quarter.

Results of Operations 2004 versus 2003

Operating Revenue

Consolidated net sales for 2004 were $3.16 billion, versus $2.76 billion in 2003, an increase of approximately $397 million.

The components of the sales change were:

($ in millions)

Volume	$124
Selling price	43
Currency exchange rate	70
Acquisitions	148
Other	12

Total sales increase	$397

Sales for the year were higher due to increased volumes, higher selling prices, the impact of acquisitions and the favorable impact of foreign exchange rates as the dollar weakened against foreign currencies. Company-wide volume, including the impact of acquisitions, was approximately 10% higher than 2003. Domestic sales were $2.11 billion, up approximately 14% from 2003 and international sales were $1.04 billion, up approximately 16% over 2003.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Operating Profits

Consolidated operating profits, which represent “Income before income taxes” on the Consolidated Statements of Income for 2004 and 2003, are comprised of the following:

($ in millions)	2004	2003	% Change

Engineered Carriers and Paper Segment	$113.0	$103.0	10%
Consumer Packaging Segment	83.1	78.7	6%
Packaging Services Segment	30.3	7.9	>100%
All Other Sonoco	32.0	19.0	68%
Restructuring/Impairment charges	(19.0)	(50.1)	62%
Interest expense, net	(42.1)	(50.2)	16%

Consolidated operating profit	$197.3	$108.3	82%

Operating profits for 2004 increased due to higher volumes, the accretive impact of acquisitions and savings resulting from ongoing productivity and purchasing initiatives. Operating profits for 2004 were negatively impacted by higher energy costs, product start-up costs associated with the Company’s new multi-line steel easy-open closure operation in Brazil and new rigid plastic container plants in California and Wisconsin, as well as the costs associated with the movement of production between plants. The Company experienced increased costs for raw materials, primarily for old corrugated containers (OCC), the Company’s primary raw material, and steel. The higher OCC costs have been nearly offset through price increases for tubes and cores and for trade sales of recovered paper, and a significant portion of the increased steel costs are expected to be offset in the first quarter of 2005 due to contractual pass through provisions. Gross profit as a percentage of net sales was 18.2% in 2004, compared with 18.1% in 2003. As previously discussed, operating profits included $19 million and $50.1 million of restructuring charges in 2004 and 2003, respectively.

Selling, general and administrative expenses as a percentage of sales remained relatively flat at approximately 10%. In 2004, the Company continued to focus on controlling fixed cost spending, as it realized the majority of the benefits from restructuring actions started in 2003.

During 2004, income before income taxes was negatively impacted by charges of approximately $5.6 million pretax, which the Company incurred to recognize commitments to pay future costs associated with new executive life insurance benefits as discussed above under “Restructuring Charges, One-time Items and Other Activities – Other Special Charges and One-time Items.” Income before income taxes for 2004 was also negatively impacted by a charge of approximately $4.5 million pretax associated with an unfavorable legal judgment that was entered against the Company.

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligibles starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligibles with a range of options for coordinating with the new government-sponsored program to potentially reduce program cost. These options include supplementing the government program on a secondary payor basis or accepting a direct subsidy from the government to support a portion of the cost of the employer’s program. On May 19, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 106-2, ‘Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003’ (FSP 106-2), which requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit costs to reflect the effects of the Act. In 2004, the Company adopted and retroactively applied FSP 106-2. As a result of the Company’s adoption of FSP 106-2, the accumulated postretirement benefit obligation was reduced by approximately $48.9 million, and net periodic benefit costs were reduced by approximately $9.1 million for 2004. See Note 12 to the Company’s Consolidated Financial Statements for further information about the reduction in net periodic benefit costs.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

During 2004, the Company experienced lower year-over-year pension and postretirement expense of approximately $11 million pretax, primarily related to the impact of the Company’s adoption of FSP 106-2 as discussed above. The market value of U.S. benefit plan assets increased approximately 13% and 26% in 2004 and 2003, respectively. Investment returns earned on assets held by the Company’s benefit plans are used to lower the Company’s cost of providing pension and postretirement benefits. There were no requirements under ERISA to fund the plan. For 2004, the Company used 8.5% as its expected long-term rate of return for U.S. pension and postretirement benefit plan assumptions. The Company will continue to use this 8.5% assumption rate in 2005.

Research and development costs charged to expense were $15.4 million and $14.2 million in 2004 and 2003, respectively. Significant projects in Sonoco’s Engineered Carriers and Paper segment during 2004 included efforts to design and develop a new generation of products for the construction industry and to enhance performance characteristics of the Company’s engineered carriers in the textile, film and paper packaging areas, as well as projects aimed at enhancing productivity. The Consumer Packaging segment continued to invest in new materials technology and new process technology for a range of packaging options, including composite cans and other forms of shaped packaging during 2004.

Net interest expense decreased by approximately $8.2 million from 2003. The decrease in net interest expense resulted primarily from lower average interest rates and increased interest income.

The effective tax rate for continuing operations in 2004 was 29.8%, compared with 34.8% in 2003. Included in the effective tax rate for 2004 was the impact of the recognition of certain tax benefits. These tax benefits totaled approximately $9.3 million and resulted from the Internal Revenue Service closing its examination of the Company’s tax returns for years 1999 through 2001. Also included in the effective tax rate for 2004 are tax benefits associated with the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which were partially offset by certain non-deductible foreign restructuring charges. Included in the effective tax rate for 2003 is the impact of certain non-deductible foreign restructuring charges.

Net income (including discontinued operations) for 2004 was $151.2 million, versus $138.9 million in 2003. Income from continuing operations for 2004 was $151.2 million, compared with $78.2 million in 2003. Net income included restructuring charges of $14.4 million after tax, compared with restructuring charges of $36.8 million after tax in 2003. Net income also included after-tax charges of $3.6 million, which the Company incurred to recognize vested commitments to pay future costs associated with the new executive life insurance benefits that will replace split-dollar life agreements made with key executives since 1995; $5.6 million related to prior years for an adjustment in the Company’s wholly owned subsidiary in Spain; and approximately $2.9 million related to a judgment against the Company’s subsidiary, Sonoco-U.S. Mills, and the Company. Although foreign exchange rates had an impact on sales, they did not have a significant impact on earnings in 2004.

Operating Segments

In 2004, in conjunction with its acquisition of CorrFlex, the Company reviewed the appropriateness of disclosures about its reportable segments in accordance with Statement of Financial Accounting Standards No. 131, ‘Disclosures about Segments of an Enterprise and Related Information’ (FAS 131). As a result of this review, the Company revised its reportable segments on a prospective basis beginning with the third quarter of 2004. Prior period information related to the Company’s reportable segments in this report has been restated to conform to the current presentation.

Prior to the third quarter of 2004, the Company reported its results in two segments, Industrial Packaging and Consumer Packaging. Beginning with the third quarter of 2004, the Company began reporting results in three segments – Engineered Carriers and Paper, Consumer Packaging and Packaging Services. Certain smaller operations are reported as All Other Sonoco.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Certain businesses previously reported in the Industrial Packaging reportable segment have been reclassified as components of All Other Sonoco. Upon the removal of these businesses from the Industrial Packaging reportable segment, the remaining operating segments are those specifically related to the production of engineered carriers, paper and recovered paper, and therefore, the name of this reportable segment was changed to Engineered Carriers and Paper.

The Company’s specialty paperboard business, which was previously a component of the Consumer Packaging reportable segment, has been reclassified as a component of All Other Sonoco. In conjunction with the acquisition of CorrFlex in May 2004, the Company’s existing packaging services operations, which were previously included in the Consumer Packaging reportable segment, were combined with those of CorrFlex, which resulted in a newly created reportable segment – Packaging Services.

See Note 16 to the Company’s Consolidated Financial Statements for more information on operating segments.

Engineered Carriers and Paper Segment – Results for this segment are presented below:

($ in millions)	2004	2003	% Change

Trade sales	$1,388.5	$1,259.8	10%
Operating profit	113.0	103.0	10%
Capital spending	59.4	48.6	22%

The increase in sales was due primarily to the impact of favorable exchange rates as the dollar weakened against foreign currencies, higher average selling prices, increased volume and the impact of two months of sales resulting from the formation of Sonoco-Alcore S.a.r.l. Overall, volumes in this segment, excluding the impact of acquisitions and the formation of Sonoco-Alcore S.a.r.l., increased approximately 2%. Domestic sales increased approximately $45 million or 6% and international sales increased approximately $84 million, or 15%.

Earnings in this segment were favorably impacted by increased volumes and by productivity and purchasing initiatives, partially offset by higher energy costs, the impact of inflation and an adjustment at the Company’s subsidiary in Spain. This segment also experienced higher OCC costs, as the domestic price of OCC increased by an average of approximately 28% from 2003 to 2004. These increased costs were largely offset through price increases for tubes and cores and for trade sales of recovered paper.

Significant capital spending included the rebuilding and modification of several paper mills, primarily in the United States, Mexico and Europe and building new engineered carrier plants in Europe and Asia. Depreciation, depletion and amortization expense was $85.2 million in 2004, compared with $83.6 million in 2003.

Consumer Packaging Segment – Results for this segment are presented below:

($ in millions)	2004	2003	% Change

Trade sales	$1,132.1	$1,044.4	8%
Operating profit	83.1	78.7	6%
Capital spending	50.7	51.0	(1)%

Sales for the segment increased due to higher volume, price increases and the favorable impact of foreign exchange translation. Overall, volumes in this segment, excluding the impact of acquisitions, were up approximately 5%. Domestic sales were approximately $839 million, up 5% from 2003, and international sales were approximately $293 million, up 20% from 2003.

Earnings in this segment were favorably impacted by increased volumes as well as productivity and purchasing initiatives, partially offset by inflation and product start-up costs associated with the Company’s new multi-line steel easy-open closure operation in Brazil and new rigid plastic container plants in California and Wisconsin,

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

as well as the costs associated with the movement of production between plants. Earnings in this segment were negatively impacted by an unfavorable price/cost relationship, as material costs, primarily steel, increased significantly. In response to those cost increases, the Company began raising prices in the latter half of 2004 and continues to raise prices in 2005 as allowed by contractual pass-through provisions.

Significant spending included building two new plants in the United States and numerous productivity and customer development projects in the United States and Europe. The closures business continued to invest in new capacity in Brazil to support increasing global demand. Depreciation, depletion and amortization expense in this segment was $59.4 million in 2004, compared with $52.5 million in 2003.

Packaging Services Segment – Results for this segment are presented below:

($ in millions)	2004	2003	% Change

Trade sales	$321.0	$184.6	74%
Operating profit	30.3	7.9	>100%
Capital spending	3.3	5.1	(35)%

Sales in this segment increased primarily due to the acquisition of CorrFlex in May 2004. See Note 2 to the Company’s Consolidated Financial Statements for further information about the impact of this acquisition. Sales in pre-existing operations in this segment increased due to volume and mix changes. Overall, volumes in this segment, excluding the impact of acquisitions, were up approximately 8%. Domestic sales were $248 million, up over 100% from 2003, and international sales were $73 million, up 17% from 2003.

Although the increase in earnings in this segment is primarily attributable to the acquisition of CorrFlex, productivity and purchasing initiatives in pre-existing operations also contributed to the improvement. A slight volume improvement was offset by the impact of inflation.

Significant spending included numerous productivity and customer development projects in the United States and Europe. Depreciation, depletion and amortization expense in this segment was $8.2 million in 2004, compared with $3.5 million in 2003.

All Other Sonoco – Results for all other businesses not included in the segments above are presented below:

($ in millions)	2004	2003	% Change

Trade sales	$313.8	$269.5	16%
Operating profit	32.0	19.0	68%
Capital spending	6.4	3.8	68%

Sales for All Other Sonoco increased due to volume and price increases in molded and extruded plastics, wire and cable reels, and protective packaging. In addition, the impact of favorable foreign exchange translation, along with the impact of a small acquisition, increased sales in All Other Sonoco. Domestic sales were approximately $253 million, up 16% from 2003, and international sales were approximately $60 million, up 20% from 2003.

Earnings in All Other Sonoco increased due to volume improvements along with manufacturing productivity and purchasing initiatives. All Other Sonoco also recognized a slightly positive price/cost relationship, as the Company was able to recover increases in raw material costs, including lumber, resin and paper, via price increases to the customers as well as material purchasing initiatives.

Significant spending included investing in customer development projects in the United States and Europe for molded and extruded plastics. Depreciation, depletion and amortization expense in All Other Sonoco was $11.1 million in 2004, compared with $13 million in 2003.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Financial Position, Liquidity and Capital Resources

Cash Flows

Cash flows from operations totaled $252.2 million in 2004, compared with $332.2 million in 2003. The decrease is primarily attributed to an increase in net working capital associated with higher sales and increased material costs in inventory, as well as increased inventory associated with the start-up of the Company’s new easy-open closure operation in Brazil and new rigid plastic operations in California and Wisconsin.

Cash flows used by investing activities increased from $35.9 million in 2003 to $378.2 million in 2004. This increase is due primarily to the Company’s purchase of CorrFlex in May 2004. Also in 2003, the Company received cash proceeds of approximately $81.2 million as a result of the sale of its High Density Film business. Capital expenditures in 2004 were $119.8 million, compared with $113.6 million in 2003 and $124 million in 2002. Capital expenditures in 2005 are expected to be in the $130 million range.

Net cash provided by financing activities totaled $156 million in 2004, compared with net cash used by financing activities of $245.9 million in 2003. This change was funded by incremental borrowing and is primarily due to the previously described decrease in cash flows from operations and increase in cash flows used by investing activities. The Company expects internally generated cash flows to be sufficient to meet operating and normal capital expenditure requirements on a short- and long-term basis.

Current assets increased by $166.8 million to $922.1 million at December 31, 2004. This increase, due in part to the impact of acquisitions, resulted from higher levels of cash, accounts receivable and inventory. In 2003, current assets increased by $92 million when compared with 2002, primarily as a result of higher cash balances. Current liabilities decreased by $39.7 million to $639.9 million at December 31, 2004. This decrease resulted from the repayment of $150 million in debentures in November 2004, partially offset by increases in accounts payable and accrued expenses. In 2003, current liabilities increased by $120.7 million to $679.6 million due to increased current debt maturities. The current ratio was 1.4 at the end of 2004, compared with 1.1 and 1.2 at the end of 2003 and 2002, respectively.

Contractual Obligations

The following table summarizes contractual obligations at December 31, 2004:

	Payments Due In
($ in millions)	Total	2005	2006-2007	2008-2009	Beyond 2009

Debt obligations	$907	$94	$4	$3	$806
Interest payments[1]	280	25	50	50	155
Operating leases	114	27	40	24	23
Purchase obligations[2]	87	7	12	12	56

Total contractual obligations	$1,388	$153	$106	$89	$1,040

[1]	Includes interest payments on outstanding fixed-rate, long-term debt obligations that do not have associated fair value hedges as well as financing fees on the backstop line of credit.

[2]	Includes only long-term contractual commitments. Does not include short-term obligations for the purchase of goods and services used in the ordinary course of business.

In December 2003, the Company entered into an agreement with the majority shareholders of Demolli Industra Cartaria S.p.A., an Italian-based manufacturer of paperboard and engineered carriers, which is currently partially owned by the Company and reported as an equity investment. This agreement allows the majority shareholder to require (through a put option arrangement) the Company to buy the shares not currently owned by the Company at any time between the date of the agreement and December 2006. The agreement also gives the Company the right to purchase the shares (through a call option arrangement) any time after December 2006 through December 2009. The price of the share purchase will be determined by a pre-set formula, which the Company believes approximates fair value, related to an earnings multiple at the time such shares might be put or called.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

In November 2004 and in conjunction with the Sonoco-Alcore S.a.r.l. joint venture, the Company entered into an agreement with Ahlstrom, the minority shareholder of Sonoco-Alcore S.a.r.l. This agreement states that, following a two and one-half year standstill period, subject to certain conditions, Ahlstrom shall have the right over the next three and one-half years to require (through a put option arrangement) the Company to purchase its shares in Sonoco-Alcore S.a.r.l. During the seventh year, the Company will have the right to purchase the shares (through a call option arrangement). The price of the share purchase will be determined by a pre-set formula, which the Company believes approximates fair value, related to an earnings multiple at the time such shares might be put or called.

Capital Resources

Debt increased by $232.4 million to $907 million at December 31, 2004, primarily due to the issuance of $150 million of notes in June 2004, proceeds of which were used to partially fund the purchase of CorrFlex, as well as increased commercial paper borrowings. Debt also increased at foreign locations to finance the Company’s new multi-line steel easy-open closure operation in Brazil as well as the needs of Sonoco-Alcore S.a.r.l. The Company also repaid $150 million in 7% debentures in November of 2004.

The Company currently operates a commercial paper program totaling $350 million and has fully committed bank lines of credit supporting the program by a like amount. In July 2004, the Company entered into a new five-year, $350 million credit agreement that also provides the Company with the option to increase its credit line to $450 million subject to the concurrence of its lenders. It is the Company’s intent to indefinitely maintain line of credit agreements fully supporting its commercial paper program. The five-year term on the new line of credit allows commercial paper borrowings up to the maximum amount of the line of credit to be classified as long-term debt. In 2003, the Company’s commercial paper program totaled $450 million with a 364-day backstop line of credit of the same amount that could be extended under a term-out option. This credit line expired in July 2004 and was replaced by the five-year line of credit discussed above. At December 31, 2004, the amount of the Company’s commercial paper that was outstanding was $180 million. The Company had no commercial paper outstanding at December 31, 2003.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004, which creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. The Company has not yet decided whether, or to what extent, foreign earnings will be repatriated. Based on its analysis to date, however, it is possible that the Company may repatriate an amount between $0 to $100 million with the respective tax liability ranging from $0 to $10 million. The Company expects to be in a position to finalize its assessment by June 30, 2005. See Note 18 to the Company’s Consolidated Financial Statements for further information about the anticipated effects of the American Jobs Creation Act of 2004.

Interest expense totaled $47.5 million for the year ended December 31, 2004, compared with $52.4 million and $54.2 million for the years ended December 31, 2003 and 2002, respectively. The decrease in 2004, compared with 2003, was due primarily to lower average interest rates in the United States, partially offset by higher debt levels.

Income before interest and taxes was 5.0 times interest expense in 2004, compared with 3.0 times and 4.3 times in 2003 and 2002, respectively. The Company’s total debt to capital ratio was 40.1 % at December 31, 2004, compared with 35.8% and 44.5% at December 31, 2003 and 2002, respectively. Return on total equity was 14.2% in 2004, compared with 15% in 2003 and 16% in 2002.

Shareholders’ equity increased $138.7 million from December 31, 2003, to $1.15 billion at December 31, 2004. The increase resulted mainly from net income of $151.2 million in 2004, stock option exercises of $34.5 million and foreign currency translation of $36.9 million, reduced by dividends of $85.1 million and minimum pension liability adjustments of $4.5 million. Shareholders’ equity increased $146.7 million from December 31, 2002, to

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

$1.01 billion at December 31, 2003. The change resulted primarily from net income of $138.9 million and $8.8 million of exercised stock options and foreign currency translation of $77.9 million, reduced by dividends of $81.1 million and minimum pension liability adjustments of $3.4 million. The Company did not repurchase any of its common stock in 2004. At December 31, 2004 and 2003, the Company had remaining authorizations from its Board of Directors to repurchase approximately 5,300,000 shares of common stock.

Although the ultimate determination of whether to pay dividends is within the sole discretion of the Board of Directors, the Company plans to increase dividends as earnings grow. Dividends per common share were $.87 in 2004, $.84 in 2003, and $.83 in 2002.

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements at December 31, 2004.

Risk Management

As a result of operating globally, the Company is exposed to market risk from changes in foreign exchange rates. The exposure is well diversified as the Company’s facilities are spread throughout the world, and the Company generally sells in the same country where it produces. The Company monitors these exposures and may use traditional currency swaps and forward foreign exchange contracts to hedge a portion of the net investment in foreign subsidiaries, foreign currency assets and liabilities, or forecasted transactions that are denominated in foreign currencies. The Company’s foreign operations are exposed to political and cultural risks, but they are not believed to be material because of diversification and the relative stability of most of the countries in which the Company has operations.

The Company is exposed to interest rate fluctuations as a result of using debt as a source of financing its operations. When necessary, the Company expects to use traditional, unleveraged interest rate swaps to manage its mix of fixed and variable rate debt to maintain exposure to interest rate movements within established ranges. All interest rate swaps qualified as fair value hedges under Statement of Financial Accounting Standards No. 133, ‘Accounting for Derivative Instruments and Hedging Activities, (FAS 133)’ and swapped fixed interest rates for floating rates.

During June 2004, the Company issued $150 million of 5.625% notes maturing in 2016 and simultaneously entered a $150 million interest rate swap with the same maturity, effectively swapping the fixed rate bond to floating. In January 2004, the Company entered into an agreement to swap $100 million of its $250 million 6.5% notes maturing in 2013 effectively swapping the interest rate on that $100 million portion from a fixed rate to a floating rate. The fair market value of these interest rate swaps was a favorable position of $7.8 million and $1.9 million, respectively, at December 31, 2004. During 2003, the Company entered into a $150 million swap against a $150 million 7.0% bond that matured in 2004. This swap terminated in conjunction with the bond maturity on November 15, 2004. Additionally, during the third quarter of 2002, the Company terminated a $150 million swap, which was entered into in the first quarter of 2002, against the 7.0% bond that matured in 2004. The termination of that swap resulted in a gain of approximately $2.7 million. In accordance with FAS 133, interest expense was lowered by amortization of this gain until the bonds matured on November 15, 2004.

The Company is a purchaser of commodities such as recovered paper, energy, metal and resin. The Company does not engage in material hedging of many commodities because there is usually a high correlation between the commodity cost and the ultimate selling price of its products. Commodities are generally purchased at market or fixed prices that are established with the vendor as part of the purchase process for quantities expected to be consumed in the ordinary course of business. On occasion, where the correlation between selling price and commodity price is less direct, the Company may enter into commodity futures or swaps to reduce the effect of price fluctuations.

At the end of 2004, the Company had commodity swaps outstanding to fix the costs of a portion of raw materials for 2005 through 2007 in some cases. The swaps qualify as cash flow hedges under FAS 133. The fair market value of these commodity swaps was a favorable position of $3.4 million ($2.2 million after tax) and

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

$2.6 million ($1.6 million after tax) at December 31, 2004 and 2003, respectively. This favorable position is reflected as a component of “Other Assets” on the Company’s Consolidated Balance Sheets. The fair market value of commodity swaps at December 31, 2002 was not material to the Consolidated Financial Statements.

FAS 133 requires that derivatives be marked to fair value quarterly and recorded on the balance sheet. The Company uses published market prices or estimated values based on current price quotes and a discounted cash flow model to estimate the fair market value of the swaps.

The use of financial instruments to hedge foreign currency, interest rate and commodity price risk was not material to the Consolidated Financial Statements as a whole as of December 31, 2004, 2003 or 2002. See Note 10 to the Consolidated Financial Statements for more information on financial instruments.

Except for the impact on energy and raw material prices, inflation did not have a material effect on the Company’s operations in 2004, 2003 or 2002.

The Company is subject to various federal, state and local environmental laws and regulations concerning, among other matters, wastewater effluent and air emissions. Compliance costs have not been significant due to the nature of the materials and processes used in manufacturing operations. Such laws also make generators of hazardous wastes and their legal successors financially responsible for the cleanup of sites contaminated by those wastes. The Company has been named a potentially responsible party at several environmentally contaminated sites not owned by the Company. These regulatory actions and a small number of private party lawsuits are believed to represent the Company’s largest potential environmental liabilities. Accordingly, the Company has accrued approximately $4.4 million at December 31, 2004, compared with approximately $4.0 million at December 31, 2003, with respect to these sites. See Note 14 to the Consolidated Financial Statements for more information on environmental matters.

Results of Operations 2003 versus 2002

Operating revenue and operating profit for 2002 have been restated to reflect the reclassification of the Company’s High Density Film business as discontinued operations.

Operating Revenue

Consolidated net sales for 2003 were $2.76 billion, versus $2.7 billion in 2002, an increase of approximately $57 million.

The components of the sales change were:

($ in millions)

Volume	$(32)
Selling price	14
Currency exchange rate	68
Other	7

Total sales increase	$57

Sales for the year were higher than 2002 primarily as a result of favorable exchange rates as the dollar weakened against foreign currencies and higher average selling prices, mainly attributed to the Company’s engineered carriers and paper operations. Company-wide volume was approximately 1% lower than 2002. Domestic sales were $1.86 billion, down 1% from 2002 and international sales were $899 million, up 9% over 2002 due primarily to the impact of foreign exchange.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Operating Profits

Consolidated operating profits, which represent “Income before income taxes” on the Consolidated Statements of Income for 2003 and 2002, are comprised of the following:

($ in millions)	2003	2002	% Change

Engineered Carriers and Paper	$103.0	$127.9	(19)%
Consumer Packaging	78.7	86.8	(9)%
Packaging Services	7.9	6.2	27%
All Other Sonoco	19.0	25.2	(25)%
Restructuring/Impairment charges	(50.1)	(10.4)	>(100)%
Interest expense, net	(50.2)	(52.6)	4%

Consolidated operating profit	$108.3	$183.1	(41)%

Operating profits for 2003 were adversely impacted by lower volume and mix of approximately $24 million and a negative price/cost relationship of approximately $9 million, primarily associated with higher costs for old corrugated containers (OCC), the Company’s primary raw material, and higher raw material costs in the Company’s rigid paper and plastic packaging operations. The Company was impacted by operating issues in the flexible packaging business due to new equipment start-up issues and additional costs associated with the closing of one flexible packaging plant and the resulting transfer of these operations to other Sonoco facilities. In addition, the Company continued to experience pricing pressure reflecting growing global competition and industry overcapacity. Higher pension and postretirement expenses of approximately $28 million and higher energy costs of approximately $12 million were partially offset by approximately $42 million of lower fixed costs and the results of ongoing productivity initiatives. Gross profit as a percentage of net sales was 18.1% in 2003, compared with 19.3% in 2002. As previously discussed, operating profits included $50.1 million and $10.4 million of restructuring charges in 2003 and 2002, respectively.

Selling, general and administrative expenses as a percentage of sales remained flat with 2002 at approximately 10% of sales. In 2003, the Company continued to focus on controlling fixed cost spending. This focus was supported by the Company’s restructuring actions during the year.

Investment returns earned on assets held by the Company’s benefit plans are used to lower the Company’s cost of providing pension and postretirement benefits. During 2003, the Company experienced higher year-over-year expense of approximately $28 million pretax, primarily related to the impact of stock market performance on investment earnings of assets in U.S. pension and postretirement plans during 2002. The market value of U.S. benefit plan assets increased approximately 26% in 2003, compared with a decline of approximately 9% in 2002. There were no requirements under ERISA to fund the plan in 2004. The Company revised its U.S. pension and postretirement benefit plan assumptions for its expected long-term asset rate of return to 8.5% for 2004, compared with 8.75% in 2003 and 9.5% in 2002.

Research and development costs charged to expense were $14.2 million and $13 million in 2003 and 2002, respectively. Significant projects in the Engineered Carriers and Paper segment included efforts to design new products for the construction industry and to enhance performance characteristics of the Company’s engineered carriers in the textile, film and paper packaging areas, as well as projects aimed at productivity enhancements. The Consumer Packaging segment continued to invest in new materials technology and new process technology in support of flexible and rigid packaging options.

Net interest expense decreased $2.4 million over 2002. The decrease was primarily driven by lower debt levels and associated interest rates, the payoff of approximately $100 million in 5.875% bonds and swapping certain fixed rate debt for floating rates.

The effective tax rate for continuing operations in 2003 was 34.8%, compared with 35.5% in 2002. The lower effective tax rate was primarily due to tax benefits relating to restructuring charges in higher tax rate jurisdictions.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Net income (including discontinued operations) for 2003 was $138.9 million, versus $135.3 million in 2002. Income from continuing operations for 2003 was $78.2 million, compared with $125.5 million in 2002. Net income included restructuring charges of $50.1 million ($36.8 million after tax), compared with restructuring charges of $12.6 million ($8.1 million after tax) in 2002. Earnings per diluted share in 2003 included a net gain on the sale of assets of $.51 per share and restructuring charges of $.38 per share, compared with restructuring charges of $.08 per share in 2002. Although foreign exchange rates had an impact on sales, they did not have a significant impact on earnings in 2003.

Operating Segments

Engineered Carriers and Paper Segment – Results for this segment are presented below:

($ in millions)	2003	2002	% Change

Trade sales	$1,259.8	$1,206.4	4%
Operating profit	103.0	127.9	(19)%
Capital spending	48.6	54.9	(11)%

The higher sales, compared with 2002, were due primarily to favorable exchange rates as the dollar weakened against foreign currencies and higher average selling prices. This increase in revenue was partially offset by lower volume, which declined less than 1% compared with 2002. Domestic sales were up $33.2 million or 4% and international sales were up $20.3 million, or 4%.

Earnings in this segment were adversely impacted by lower volumes and mix issues along with a negative price/cost relationship, primarily associated with higher costs for OCC. Additionally, higher pension and postretirement expenses and general inflation, particularly higher energy costs, were only partially offset by lower fixed costs and productivity initiatives.

Significant capital spending included the rebuilding of several paper mills, primarily in the United States, Canada and Europe. Depreciation, depletion and amortization expense was $83.6 million in 2003, compared with $79.8 million in 2002.

Consumer Packaging Segment – Results for this segment are presented below:

($ in millions)	2003	2002	% Change

Trade sales	$1,044.4	$1,040.7	0%
Operating profit	78.7	86.8	(9)%
Capital spending	51.0	48.9	4%

The slight increase in sales was due primarily to favorable exchange rates, which resulted as the dollar weakened against foreign currencies, partially offset by lower volume, which was down approximately 2% compared with 2002. Domestic sales were $801.8 million, down 1% from 2002, and international sales were $242.6 million, up 4% from 2002, due primarily to the impact of foreign exchange.

Lower volume had a negative impact on operating profit. This lower volume, along with higher pension and postretirement expenses and general inflation, was partially offset by productivity initiatives. Operating issues in the flexible packaging division due to new equipment start-up issues and additional costs associated with the closing of one flexible packaging plant and the resulting transfer of business to other flexible packaging plants had a negative impact on segment earnings. The price/cost relationship for the segment was slightly negative.

Significant spending included numerous productivity enhancement and consolidation projects in the United States. The closures business invested significantly in new Brazil capacity to support increasing global demand. Depreciation, depletion and amortization expense in this segment was $52.5 million in 2003, compared with $50 million in 2002.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Packaging Services Segment – Results for this segment are presented below:

($ in millions)	2003	2002	% Change

Trade sales	$184.6	$184.5	0%
Operating profit	7.9	6.2	27%
Capital spending	5.1	1.8	>100%

Sales for the segment were flat as sales price decreases were offset by favorable exchange rates as the dollar weakened against foreign currencies. Overall, volumes were flat when compared with 2002. Domestic sales were $129.9 million, up 5% from 2002, and international sales were $54.7 million, down 10% from 2002.

Earnings in this segment increased as productivity initiatives, along with a slightly favorable price/cost relationship, were only partially offset by increased fixed costs, including pension and postretirement expenses.

Depreciation, depletion and amortization expense in this segment was $3.5 million in 2003, compared with $2.9 million in 2002.

All Other Sonoco – Results for all other businesses not included in the segments above are presented below:

($ in millions)	2003	2002	% Change

Trade sales	$269.5	$269.9	0%
Operating profit	19.0	25.2	(25)%
Capital spending	3.8	5.9	(36)%

Sales for All Other Sonoco were flat as favorable exchange rates, which resulted as the dollar weakened against foreign currencies, and price increases were offset by volume declines, primarily in the cable and wire reels business and molded plastics business. Domestic sales were $219.3 million, down 1% from 2002, and international sales were $50.2 million, up 5% from 2002.

Earnings decreased as the impact of volume declines, along with a slightly unfavorable price/cost relationship, more than offset the year-over-year savings from productivity initiatives and fixed cost reductions.

Depreciation, depletion and amortization expense in All Other Sonoco was $13 million in 2003, compared with $13.3 million in 2002.

Critical Accounting Policies and Estimates

The Company’s analysis and discussion of its financial condition and results of operations are based upon its Consolidated Financial Statements that have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The Company evaluates these estimates and assumptions on an ongoing basis, including but not limited to those related to inventories, bad debts, derivatives, income taxes, intangible assets, restructuring, pension and other postretirement benefits, environmental liabilities and contingencies and litigation. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from estimates. The impact and any associated risks related to estimates, assumptions and accounting policies are discussed in Management’s Discussion and Analysis of Operations and Financial Condition, as well as in the Notes to the Consolidated Financial Statements, if applicable, where such estimates, assumptions and accounting policies affect the Company’s reported and expected financial results.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

The Company believes the following accounting policies are critical to its business operations and the understanding of results of operations and affect the more significant judgments and estimates used in the preparation of its Consolidated Financial Statements:

Allowance for Doubtful Accounts

The Company maintains accounts receivable allowances for estimated losses resulting from the inability of its customers to make required payments. Additional allowances may be required if the financial condition of the Company’s customers deteriorates.

Revenue Recognition

In accordance with US GAAP, the Company records revenue when title and risk of ownership pass to the customer and when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price to the customer is fixed or determinable, and when collectibility is reasonably assured. Certain judgments, such as provisions for estimates of sales returns and allowances, may affect the application of the Company’s revenue policy and, therefore, the results of operations in its Consolidated Financial Statements.

Impairment of Long-Lived and Intangible Assets

The Company evaluates its long-lived assets (property, plant and equipment) and definite-lived intangible assets for impairment whenever indicators of impairment exist or when it commits to sell the asset. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible asset is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset, or in the case of assets the Company evaluates for sale, at fair value less costs to sell. A number of significant assumptions and estimates are involved in developing operating cash flow forecasts for the Company’s discounted cash flow model, including markets and market share, sales volumes and prices, costs to produce, working capital changes and capital spending requirements. The Company considers historical experience and all available information at the time the fair values of its assets are estimated. However, fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of long-lived assets and definite-lived intangible assets. Therefore, assumptions and estimates used in the determination of impairment losses may affect the carrying value of long-lived and intangible assets and possible impairment expense in the Company’s Consolidated Financial Statements.

Impairment of Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (FAS 142), the Company evaluates its goodwill for impairment at least annually and more frequently if indicators of impairment are present. FAS 142 requires that if the fair value of a reporting unit is less than its carrying value including goodwill (Step I), an impairment charge for goodwill must be recognized. The impairment charge is calculated as the difference between the implied fair value of the reporting unit goodwill and its carrying value (Step II).

The Company’s reporting units are the same as its operating segments, as determined in accordance with FAS 131. Accordingly, these reporting units reflect the way the Company manages its business, and impairment testing at this reporting unit level reflects how the Company is managed overall. The components within these reporting units serve similar types of customers, provide similar services and operate in similar regulatory environments. The benefits of goodwill are shared by each component.

In performing the impairment evaluation required by FAS 142, the Company estimates the fair value of each reporting unit and compares it to the carrying amount of that reporting unit. To the extent the carrying amount of

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

a reporting unit exceeds the fair value of that reporting unit, the Company is required to perform the second step of the impairment test. In this step, the Company compares the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

The Company uses a discounted cash flow model to estimate the fair value of each reporting unit. The Company considers historical experience and all available information at the time the fair values of its businesses are estimated. However, fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill. Therefore, assumptions and estimates used in the determination of impairment losses may affect the carrying value and possible impairment expense in the Company’s Consolidated Financial Statements.

Restructuring

Liabilities for costs associated with an exit or disposal activity are recognized when the liability is incurred. Termination costs are recognized upon communication of notice of termination to employees, unless service is required beyond the minimum retention period. If service is required beyond the minimum retention period, the liability is recognized ratably over the future service period. If, as a result of the restructuring action, assets become impaired, the assets are written down to the lower of carrying amount or fair value, less estimated costs to sell, if applicable. The Company estimates the fair value of impaired assets using accepted valuation techniques such as available market information or indicative bids, when available. A number of significant estimates and assumptions are involved in the application of these techniques. The Company considers historical experience and all available information at the time the estimates are made; however, the fair values that are ultimately realized upon the sale of the assets to be divested may differ from the estimated fair values reflected in the Company’s Consolidated Financial Statements.

Income Taxes

The Company records an income tax valuation allowance when the realization of certain deferred tax assets, net operating losses and capital loss carryforwards is not likely. These deferred tax assets represent expenses recognized for financial reporting purposes, which will result in tax deductions over varying future periods. Certain judgments, assumptions and estimates may affect the carrying value of the valuation allowance and deferred income tax expense in the Company’s Consolidated Financial Statements. Additionally, the Company periodically reviews assumptions and estimates of the Company’s probable tax obligations using historical experience in tax jurisdictions and informed judgments.

Stock Compensation Plans

As permitted by Statement of Financial Accounting Standards No. 123, ‘Accounting for Stock-Based Compensation’ (FAS 123), the Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ‘Accounting for Stock Issued to Employees,’ and its related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for performance stock options is recognized over the vesting period and is recorded based on the quoted market price of the Company’s stock at the end of the period.

The Company records compensation expense associated with performance-based stock compensation plans using vesting assumptions that are derived from performance measures as defined in the plans. In 2004, performance measures consisted of Earnings Per Share and Return on Net Assets Employed. Certain judgments, assumptions and estimates in connection with the future achievement of these performance measures may affect the amount of accrued compensation expense and performance-based stock compensation expense in the Company’s Consolidated Financial Statements.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Pension and Postretirement Benefit Plans

The Company has significant pension and postretirement benefit costs that are developed from actuarial valuations. The actuarial valuations employ key assumptions that are particularly important when determining the Company’s projected liabilities for pension and other postretirement benefits. Key actuarial assumptions used in determining the projected benefit obligation, the accumulated benefit obligation, and net periodic benefit cost (income) for U.S. retirement and retiree health and life insurance plans include: a discount rate of 5.75% to determine benefit obligations, a discount rate of 6.25% to determine net periodic benefit cost (income), an expected long term rate of return of 8.5% and a rate of compensation increase of 4.6%. These assumptions are as of December 31, 2004.

The Company adjusts its discount rate annually in relationship to movements in high-quality debt instruments. The long-term rate of return assumption is based on the Company’s historical plan return performance. The rate of compensation assumption is generally based on salary and incentive increases. A key assumption for the U.S. health and life insurance plan is a medical trend rate beginning at 10% and trending down to an ultimate rate of 6% in 2008. The ultimate trend rate of 6% represents the Company’s best estimate of the long-term average annual medical cost increase over the duration of the plan’s liabilities. It provides for real growth in medical costs in excess of the overall inflationary level.

During 2004, the Company incurred total pension and postretirement benefit expenses of approximately $45.8 million, compared with $65.7 million during 2003. The 2004 amount is net of $69.5 million of expected returns on plan assets at the assumed rate of 8.5% and includes interest cost of $66.4 million at a discount rate of 6.25%. The 2003 amount included pension costs associated with restructuring and the impact of curtailment associated with the disposition of the Company’s High Density Film business in December 2003. During 2004, the Company made contributions to the pension and postretirement plans of approximately $42.7 million. The contribution amount varies from year to year depending on factors including market asset volatility and interest rates. Although the cash portion of these contributions reduced cash flows from operations during the year, under Statement of Financial Accounting Standards No. 87, ‘Employers’ Accounting for Pensions’ (FAS 87), they did not have an immediate significant impact on pension expense. Unrecognized net actuarial losses were approximately $436.8 million at December 31, 2004, and are primarily the result of poor asset performance during 2000 through 2002. The amortization period for unrecognized losses/gains is 12 years for the portion outside the 10% corridor as defined by FAS 87, except for curtailments, which would result in accelerated expense.

The projected liability of these plans will be affected by assumptions regarding inflation, investment returns, market interest rates, changes in the number of plan participants and changes in the benefit obligations and laws and regulations pertaining to benefit obligations. The Company annually reevaluates assumptions used in projecting the pension and postretirement liabilities and associated expense. These judgments, assumptions and estimates may affect the carrying value of pension and postretirement plan assets and liabilities and pension and postretirement plan expenses in the Company’s Consolidated Financial Statements. The effect of lowering the selected assumptions, excluding any changes to the investment base, is shown below for the year ended December 31, 2004, for U.S. plans, assuming no changes in benefit levels in 2004:

	December 31, 2004

		Projected Benefit
Assumption	Percentage Point	Obligation	2004 Expense
($ in millions)	Change	Higher (Lower)	Higher (Lower)

Discount rate	-.25 pts	$30.9	$2.9
Expected return on assets	-.25 pts	N/A	$1.7

See Note 12 to the Consolidated Financial Statements for additional information on the Company’s pension and postretirement plans.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, ‘Consolidation of Variable Interest Entities – an interpretation of ARB 51’ (FIN 46). FIN 46 addresses when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. It defines variable interest entities as those entities with a business purpose that either do not have equity investors with voting rights in proportion to such investors’ equity, or have investors that do not provide financial resources in proportion to such investors’ equity for the entity to support its activities and have equity investors that lack a controlling financial interest. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN 46 consolidation requirements applied immediately to variable interest entities created or obtained after January 31, 2003, but this had no impact on the Company’s 2003 financial statements. A modification to FIN 46 (FIN 46R) was released on December 17, 2003. FIN 46R delayed the effective date for variable interest entities created before February 1, 2003, with the exception of special-purpose entities, until the first fiscal year or interim period after December 15, 2003. As of January 1, 2004, the Company adopted FIN 46R. In conjunction with this adoption, the Company performed an evaluation of variable interest entities in which it has an ownership, contractual or other monetary interest. The adoption of FIN 46R did not have a material effect on the Company’s Consolidated Financial Statements.

In May 2004, the FASB issued FASB Staff Position 106-2, ‘Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003’ (FSP 106-2), which requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit costs to reflect the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2 supersedes FSP 106-1 and is effective for interim or annual reporting periods beginning after June 15, 2004. The Company adopted and retroactively applied FSP 106-2 as of the effective date. In response to the Company’s adoption of FSP 106-2, the accumulated postretirement benefit obligation was reduced by approximately $48.9 million, and net periodic benefit costs were reduced by approximately $9.1 million. See Note 12 to the Consolidated Financial Statements for further information about the reduction in net periodic benefit costs.

In October 2004, the President signed the American Jobs Creation Act of 2004. The American Jobs Creation Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the American Jobs Creation Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (the “ETI”) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The Company expects the net effect of the phase out of the ETI and the phase in of this new deduction to result in a decrease in the effective tax rate for fiscal years 2005 and 2006 of approximately .3 percentage point, based on current earnings levels. In the long term, the Company expects that the new deduction will result in a decrease of the annual effective tax rate by approximately one percentage point based on current earnings levels. The American Jobs Creation Act of 2004 also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations.

In December 2004, the FASB issued FASB Staff Position 109-1, ‘Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004’ (FSP 109-1). Under the guidance of FSP 109-1, the deduction will be treated as a “special deduction” as described in Statement of Financial Accounting Standards No. 109, ‘Accounting for Income Taxes’ (FAS 109). As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return.

In December 2004, the FASB issued FASB Staff Position 109-2, ‘Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004’ (FSP 109-2). Under the guidance of FSP 109-2, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the American Jobs Creation Act of 2004 on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS 109. The deduction is subject to a number of limitations. The

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Company has not yet decided whether, or to what extent, foreign earnings will be repatriated. Based on its analysis to date, however, it is possible that the Company may repatriate some amount between $0 to $100 million with the respective tax liability ranging from $0 to $10 million. The Company expects to be in a position to finalize its assessment by June 30, 2005.

In December 2004, the FASB issued a revision to Statement of Financial Accounting Standards No. 123, ‘Share-Based Payment’ (FAS 123R), which requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. FAS 123R is effective for interim and annual periods beginning after June 15, 2005. The Company is planning to use the “modified prospective” transition method, which does not require restating previous periods’ results. No additional compensation expense would be recorded for any vested awards outstanding as of the effective date. As the Company does not expect to have any unvested awards that would be affected by FAS 123R outstanding as of the effective date, the adoption of FAS 123R will not have a material effect on the Company’s Consolidated Financial Statements for 2005. Although the Company continues to reevaluate the number of stock options to be granted each year, based on its current expectations, the Company expects that earnings per diluted share will decrease by approximately $.04 in 2006 and annually thereafter. The historical impact on net income and earnings per share if stock options would have been expensed is set forth in Note 11 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information regarding market risk is provided under the caption “Risk Management” of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 20 and 21 of this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements and Notes to the Consolidated Financial Statements are provided on pages F-1 through F-36 of this report. Selected quarterly financial data is provided in Note 19 to the Consolidated Financial Statements included in this report.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of Sonoco Products Company:

We have completed an integrated audit of Sonoco Products Company’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Sonoco Products Company and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 1, 2005

CONSOLIDATED BALANCE SHEETS
SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

(Dollars and shares in thousands)
At December 31	2004	2003

Assets

Current Assets
Cash and cash equivalents	$117,725	$84,854
Trade accounts receivable, net of allowances of $8,286 in 2004 and $8,199 in 2003	390,024	320,676
Other receivables	37,457	33,066
Inventories
Finished and in process	123,924	109,080
Materials and supplies	191,087	143,116
Prepaid expenses	36,386	33,751
Deferred income taxes	25,509	30,722

	922,112	755,265
Property, Plant and Equipment, Net	1,007,295	923,569
Goodwill	570,508	383,954
Other Intangible Assets	88,790	43,401
Prepaid Pension Costs	237,200	229,784
Other Assets	215,414	184,660

Total Assets	$3,041,319	$2,520,633

Liabilities and Shareholders’ Equity

Current Liabilities
Payable to suppliers	$274,224	$239,300
Accrued expenses and other	219,123	188,092
Accrued wages and other compensation	36,850	23,250
Notes payable and current portion of long-term debt	93,754	201,367
Accrued taxes	15,935	27,585

	639,886	679,594
Long-Term Debt	813,207	473,220
Pension and Other Postretirement Benefits	148,214	137,494
Deferred Income Taxes	168,776	165,773
Other Liabilities	118,357	50,392
Commitments and Contingencies
Shareholders’ Equity
Serial preferred stock, no par value
Authorized 30,000 shares
0 shares issued and outstanding as of December 31, 2004 and 2003
Common shares, no par value
Authorized 300,000
98,793 and 97,217 shares outstanding of which 98,500 and 96,969 are issued as of December 31, 2004 and 2003, respectively	7,175	7,175
Capital in excess of stated value	376,750	337,136
Accumulated other comprehensive loss	(103,155)	(136,091)
Retained earnings	872,109	805,940

Total Shareholders’ Equity	1,152,879	1,014,160

Total Liabilities and Shareholders’ Equity	$3,041,319	$2,520,633

The Notes beginning on page F-7 are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF INCOME
SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

(Dollars and shares in thousands except per share data)
Years ended December 31	2004	2003	2002

Net sales	$3,155,433	$2,758,326	$2,701,419
Cost of sales	2,580,643	2,259,887	2,178,778
Selling, general and administrative expenses	316,403	289,839	276,579
Restructuring charges	18,982	50,056	10,409

Income before interest and taxes	239,405	158,544	235,653
Interest expense	47,463	52,399	54,196
Interest income	(5,400)	(2,188)	(1,649)

Income before income taxes	197,342	108,333	183,106

Provision for income taxes	58,858	37,698	65,075

Income before equity in earnings of affiliates/minority interest in subsidiaries	138,484	70,635	118,031
Equity in earnings of affiliates/minority interest in subsidiaries	12,745	7,543	7,437

Income from continuing operations	151,229	78,178	125,468
Income from discontinued operations, net of income taxes	—	60,771	9,848

Net income	$151,229	$138,949	$135,316

Average common shares outstanding:
Basic	98,018	96,819	96,373
Assuming exercise of options	929	310	805
Diluted	98,947	97,129	97,178

Per common share
Net income
Basic:
From continuing operations	$1.54	$.81	$1.30
From discontinued operations	$—	$.63	$.10
Net income	$1.54	$1.44	$1.40

Diluted:
From continuing operations	$1.53	$.80	$1.29
From discontinued operations	$—	$.63	$.10
Net income	$1.53	$1.43	$1.39

Cash dividends - common	$.87	$.84	$.83

The Notes beginning on page F-7 are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

					Accumulated
				Capital in	Other
(Dollars and shares	Comprehensive	Common Shares		Excess of	Comprehensive	Retained
in thousands)	Income	Outstanding	Amount	Stated Value	Loss	Earnings

January 1, 2002		95,713	$7,175	$302,345	$(197,969)	$692,571
Net income	$135,316					135,316
Other comprehensive loss:
Translation gain	15,833
Minimum pension liability adjustment, net of tax	(30,921)
Other	893

Other comprehensive loss	(14,195)				(14,195)

Comprehensive income	$121,121

Cash dividends						(79,768)
Exercise of stock options		927		21,618
Stock-based compensation				332

December 31, 2002		96,640	7,175	324,295	(212,164)	748,119
Net income	$138,949					138,949
Other comprehensive income:
Translation gain	77,903
Minimum pension liability adjustment, net of tax	(3,403)
Other	1,573

Other comprehensive income	76,073				76,073

Comprehensive income	$215,022

Cash dividends						(81,128)
Exercise of stock options		577		8,752
Stock-based compensation				4,089

December 31, 2003		97,217	7,175	337,136	(136,091)	805,940
Net income	$151,229					151,229
Other comprehensive income:
Translation gain	36,917
Minimum pension liability adjustment, net of tax	(4,479)
Other	498

Other comprehensive income	32,936				32,936

Comprehensive income	$184,165

Cash dividends						(85,060)
Exercise of stock options		1,576		34,463
Stock-based compensation				5,151

December 31, 2004		98,793	$7,175	$376,750	$(103,155)	$872,109

The Notes beginning on page F-7 are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

(Dollars in thousands)
Years ended December 31	2004	2003	2002

Cash Flows from Operating Activities
Net income	$151,229	$138,949	$135,316
Adjustments to reconcile net income to net cash provided by operating activities
Asset impairment	6,153	8,381	360
Depreciation, depletion and amortization	163,928	163,234	159,256
Equity in earnings of affiliates/minority interest in subsidiaries	(12,745)	(7,543)	(7,437)
Cash dividends from affiliated companies	7,114	11,327	3,626
Loss on disposition of assets	2,460	1,228	100
Gain on sale of High Density Film business	—	(49,433)	—
Tax effect of nonqualified stock options	3,013	410	2,477
Deferred taxes	5,310	11,175	27,956
Change in assets and liabilities, net of effects from acquisitions, dispositions, assets held for sale and foreign currency adjustments
Receivables	(23,893)	5,324	(22,214)
Inventories	(38,395)	(10,117)	19,307
Prepaid expenses	1,272	(7,955)	8,281
Payables and taxes	12,082	70,727	49,788
Other assets and liabilities	(25,340)	(3,459)	(102,894)

Net cash provided by operating activities	252,188	332,248	273,922
Cash Flows from Investing Activities
Purchase of property, plant and equipment	(119,800)	(113,574)	(123,959)
Cost of acquisitions, net of cash acquired	(267,016)	(6,232)	(8,500)
Proceeds from the sale of assets	8,638	2,709	8,036
Proceeds from sale of High Density Film business	—	81,177	—

Net cash used by investing activities	(378,178)	(35,920)	(124,423)
Cash Flows from Financing Activities
Proceeds from issuance of debt	206,157	20,715	11,620
Principal repayment of debt	(168,528)	(120,287)	(9,991)
Net increase (decrease) in commercial paper borrowings	180,000	(65,500)	(92,500)
Net (decrease) increase in bank overdrafts	(7,976)	(8,075)	(2,924)
Cash dividends – common	(85,060)	(81,128)	(79,768)
Common shares issued	31,450	8,342	19,141

Net cash provided (used) by financing activities	156,043	(245,933)	(154,422)
Effects of Exchange Rate Changes on Cash	2,818	3,054	198

Increase (Decrease) in Cash and Cash Equivalents	32,871	53,449	(4,725)
Cash and cash equivalents at beginning of year	84,854	31,405	36,130

Cash and cash equivalents at end of year	$117,725	$84,854	$31,405

Supplemental Cash Flow Disclosures
Interest paid	$41,530	$50,079	$44,823
Income taxes paid, net of refunds	$72,647	$27,182	$44,682
Value of stock issued for acquisition	$—	$2,700	$—

The Notes beginning on page F-7 are an integral part of these financial statements.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The following notes are an integral part of the Consolidated Financial Statements. The accounting principles followed by the Company appear in bold type.

1. Basis of Presentation

The Consolidated Financial Statements include the accounts of Sonoco Products Company and its majority-owned subsidiaries (the “Company” or “Sonoco”) after elimination of intercompany accounts and transactions. Investments in affiliated companies in which the Company owns 20% to 50% and is able to exercise significant influence, but not control, are accounted for by the equity method of accounting (equity investments). Income applicable to equity investments is reflected as “Equity in earnings of affiliates/minority interest in subsidiaries” in the Consolidated Statements of Income. Investments related to equity in affiliates are included in “Other Assets” in the Company’s Consolidated Balance Sheets and totaled $110,829 and $100,427 at December 31, 2004 and 2003, respectively.

Investments in affiliated companies that were accounted for by the equity method of accounting at December 31, 2004, are as follows:

Ownership Interest
Percentage at
Entity	December 31, 2004

RTS Packaging JVCO	35.0%
Cascades Conversion, Inc.	50.0%
Cascades Sonoco, Inc.	50.0%
1191268 Ontario, Inc.	50.0%
Enstel Manufacturing Inc.	50.0%
AT-Spiral Oy	48.9%
Demolli Industria Cartaria SpA	25.0%
Showa Products Company Ltd.	20.0%
Conitex Sonoco Holding BVI Ltd.	30.0%

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In accordance with US GAAP, the Company records revenue when title and risk of ownership pass to the customer and when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price to the customer is fixed or determinable, and when collectibility is reasonably assured. Certain judgments, such as provisions for estimates of sales returns and allowances, may affect the application of the Company’s revenue policy and, therefore, the results of operations in its Consolidated Financial Statements. Shipping and handling expenses are included in “Cost of sales,” and freight charged to customers is included in “Net sales” in the Company’s Consolidated Statements of Income.

The Company’s trade accounts receivable are non-interest bearing and are recorded at the invoiced amounts. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. Provisions are made to the allowance for doubtful accounts at such time that collection of all or part of a trade account receivable is in question. The allowance for doubtful accounts is monitored on a regular basis and adjustments are made as needed to ensure that the account properly reflects the Company’s

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

best estimate of uncollectible trade accounts receivable. Trade accounts receivable balances that are more than 180 days past due are generally 100% provided for in the allowance for doubtful accounts. Account balances are charged off against the allowance for doubtful accounts when the Company determines that it is probable that the receivable will not be recovered.

2. Acquisitions/Dispositions/Joint Ventures

In May 2004, the Company acquired CorrFlex Graphics, LLC (“CorrFlex”), one of the nation’s largest point-of-purchase display companies. The acquired business, which is known as Sonoco CorrFlex, LLC, is reflected in the Packaging Services segment. As the acquisition of CorrFlex was considered material to the Company’s financial statements, unaudited pro forma combined historical results, as if CorrFlex had been acquired at the beginning of fiscal 2002, 2003 and 2004, are provided in the table below:

(Unaudited)	2004	2003	2002

Net sales	$3,227,305	$2,948,678	$2,903,844
Net income	153,803	145,048	147,414
Diluted earnings per common share	1.55	1.49	1.52

The pro forma results include amortization of intangibles and interest expense on debt assumed to finance the purchase. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each period presented, nor are they necessarily indicative of future consolidated results.

The following table summarizes the estimated fair value of assets acquired (net of cash) and liabilities assumed at the date of acquisition:

Current assets (net of cash)	$31,949
Property, plant and equipment	57,188
Intangible assets	31,100
Goodwill	146,887

Total assets acquired (net of cash)	267,124
Less: Current liabilities	12,861
Net assets acquired (net of cash)	$254,263

Intangible assets acquired in conjunction with the Company’s purchase of CorrFlex consisted primarily of customer lists. The Company has allocated $31,100 of the purchase price to these intangible assets, which have a weighted-average amortization period of approximately 15 years.

The $146,887 of goodwill associated with this acquisition is expected to be deductible for tax purposes.

In addition to CorrFlex, the Company completed eight acquisitions during 2004, with an aggregate cost of approximately $113,000. This amount included cash, assumption of debt and contribution of assets. In connection with these acquisitions, the Company recorded fair value of identifiable intangibles of approximately $20,000, goodwill of approximately $31,000 and net tangible assets of approximately $62,000. Acquisitions in the Company’s Engineered Carriers and Paper segment included engineered carrier manufacturers in Australia, China and the United States along with the formation of a joint venture as described below. Acquisitions in the Company’s Consumer Packaging segment included a composite can manufacturer in Australia, a manufacturer of rotogravure cylinders in Canada and the remaining ownership interest in a manufacturer of rotogravure cylinders in Charlotte, N.C. The Company also acquired certain assets of a wooden reel refurbisher in Alabama, which are classified as components of All Other Sonoco.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

In the fourth quarter of 2004, the Company completed a business combination with Ahlstrom Corporation, Helsinki, Finland (“Ahlstrom”), to combine each of the companies’ respective European paper-based tube/core and coreboard operations into a joint venture that will operate under the name Sonoco-Alcore S.a.r.l. The Company contributed ownership positions in 25 tube and core plants and five paper mills to Sonoco-Alcore S.a.r.l. and holds a 64.5% interest in the joint venture. Ahlstrom, a leader in high-performance fiber-based materials serving niche markets worldwide, contributed 14 tube and core plants and one paper mill to Sonoco-Alcore S.a.r.l. and holds a 35.5% interest in the joint venture. The Company has accounted for this transaction as an acquisition and, therefore, consolidates the results of the joint venture and reports Ahlstrom’s minority interest as such in its financial statements.

The Company completed four acquisitions during 2003, with an aggregate cost of approximately $11,077 in cash, assumption of debt, relief of notes receivable and issuance of common stock. In connection with these acquisitions, the Company recorded fair value of identified intangibles of $3,150, goodwill of $2,897 and other net tangible assets of $5,030. Acquisitions in the Company’s Engineered Carriers and Paper segment included an engineered carriers manufacturer in Australia and a recovered paper operation in Savannah, Ga. The Company also acquired certain assets of a wooden reel manufacturer in Canada and the United States, which are classified as components of All Other Sonoco. In addition, the Company increased its ownership interest in a manufacturer of rotogravure cylinders in Charlotte, N.C., in the Company’s Consumer Packaging segment.

During 2003, the Company decided to divest itself of the High Density Film business in order to redirect the value of those assets to primary growth vehicles that will enhance the opportunity to increase total returns to shareholders and significantly reduce the Company’s exposure to highly cyclical resin markets. In December 2003, the Company completed this divestiture by selling the business to Hilex Poly Co., LLC, of Los Angeles, Calif., for a price of approximately $118,800, including approximately $80,800 in cash; $28,000 in subordinated notes bearing a 4.95% interest rate maturing in 10 years; and, a $10,000 nonvoting cumulative preferred instrument yielding 10%. This transaction resulted in a gain of $63,112 ($49,433 after tax). Operating results of this business have been presented for all periods as “Income from discontinued operations, net of income taxes” in the Company’s Consolidated Statements of Income.

The Company completed three acquisitions during 2002, with an aggregate cost of approximately $8,500 in cash. In connection with these acquisitions, the Company recorded fair value of identified intangibles of $6,025, goodwill of $1,725 and other net tangible assets of $750. Acquisitions in the Company’s Engineered Carriers and Paper segment included certain assets from Republic Paperboard Company, LLC, and the related Republic Resource Control, LLC. The Company also acquired a plywood reel operation in Sherman, Texas, and a nailed wooden reel operation in Bonham, Texas, both of which are classified as components of All Other Sonoco.

The Company has accounted for all of its acquisitions as purchases and, accordingly, has included their results of operations in consolidated net income from the date of acquisition.

3. Discontinued Operations

The Company accounts for discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, ‘Accounting for the Impairment or Disposal of Long-Lived Assets’ (FAS 144). Accordingly, the results of operations of a business component are reported in discontinued operations when the component has either been disposed of or is classified as held for sale and the operations and cash flows of the component have been or will be eliminated and the Company will not have any significant continuing involvement in the operations of the component.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Income from discontinued operations for 2003 and 2002 represents the results of operations of the Company’s High Density Film business, which was sold in December 2003. See Note 2 for a discussion of this disposition.

The following table sets forth the operating results for the business unit, which was previously reported in the Company’s Consumer Packaging segment:

	2003	2002

Net sales	$198,759	$191,950
Operating income before income taxes	17,758	15,504
Gain on sale	63,112	—
Income tax expense	(20,099)	(5,656)

Income from discontinued operations	$60,771	$9,848

Income from discontinued operations – per basic share	$.63	$.10
Income from discontinued operations – per diluted share	$.63	$.10

No interest expense or income was allocated to this business unit.

The Company has no continuing involvement in the management or operations of the divested business.

4. Restructuring Programs

The Company accounts for restructuring charges in accordance with Statement of Financial Accounting Standards No. 146, ‘Accounting for Costs Associated with Exit or Disposal Activities’ (FAS 146). Restructuring plans that were in existence prior to the effective date of FAS 146 are accounted for in accordance with Emerging Issues Task Force Issue No. 94 –3, ‘Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (Including Certain Costs Incurred in Restructuring’ (EITF 94-3). The major difference between EITF 94-3 and FAS 146 is the timing of recognizing the liability for costs associated with an exit or disposal activity. Under EITF 94-3 the liability is recognized when an enterprise’s management commits to an exit plan, whereas under FAS 146, the liability is recognized when exit costs are incurred.

In August 2003, the Company announced general plans to reduce its overall cost structure by $54,000 pretax by realigning and centralizing a number of staff functions and eliminating excess plant capacity. Pursuant to these plans, the Company has initiated or completed 16 plant closings and has terminated approximately 910 employees. As of December 31, 2004, the Company had incurred cumulative charges, net of adjustments, of approximately $73,090 pretax associated with these activities. Of this amount, $48,382 was related to the Engineered Carriers and Paper segment, $16,254 was related to the Consumer Packaging segment, $333 was attributed to the Packaging Services segment, $2,814 was related to All Other Sonoco, and $5,307 was associated with Corporate. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $48,322, asset impairment charges of $14,409 and other exit costs of $10,359. The Company expects to recognize an additional cost of approximately $4,245 pretax in the future associated with these activities, which is comprised of approximately $768 in severance and termination benefits and $3,477 in other exit costs. Of this amount, approximately $2,051 is related to the Engineered Carriers and Paper segment and approximately $2,194 is related to the Consumer Packaging segment. As part of the target to reduce its cost structure by $54,000, the Company expects to announce, in 2005, the closing of up to five plants. The costs associated with these future plant closings have not yet been determined. In conjunction with the Company’s review of its restructuring accrual in the second quarter of 2004, it was determined that one of the plants that had originally been

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

identified to be closed pursuant to these plans would not be closed due to changes in certain factors. In response to this determination, the Company reduced its restructuring accrual for the Consumer Packaging segment, which resulted in a credit to the restructuring accrual of approximately $900 in 2004.

During 2004, the Company recognized restructuring charges, net of adjustments, of $18,982 ($16,154 after tax). Included in this amount, is $2,200 in restructuring charges, which resulted from a correction to previously reported financial statements at the Company’s wholly owned subsidiary in Spain. Of the restructuring charges recognized during 2004, $14,752 was attributed to the Engineered Carriers and Paper segment, $5,261 was related to the Consumer Packaging segment, $1,018 was related to All Other Sonoco and $(2,049) was associated with Corporate. The Corporate credit is an adjustment in severance relating to the restructuring plan announced in August 2003. None of these charges has been allocated to the segments’ operating results. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $6,545, asset impairment charges of $6,153 and other exit costs of $6,284, primarily associated with lease termination, pension curtailment and other miscellaneous plant closing costs.

During 2004, the Company also recorded non-cash income in the amount of $1,778 after tax in order to reflect Ahlstrom’s portion of restructuring costs that were charged to expense. This income, which resulted from the expected closure of certain plants that the Company contributed to Sonoco-Alcore S.a.r.l., is included in “Equity in earnings of affiliates/minority interest in subsidiaries” in the Company’s Consolidated Statements of Income.

During 2003, the Company recognized restructuring charges, net of adjustments, of $50,056 ($35,329 after tax). Of these charges, $31,413 was attributed to the Engineered Carriers and Paper segment, $9,469 was related to the Consumer Packaging segment, $335 was attributed to the Packaging Services segment, $1,806 was related to All Other Sonoco and $7,033 was associated with Corporate. None of these charges has been allocated to the segments’ operating results. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $37,733, asset impairment charges of $8,381 and other exit costs of $3,942, primarily associated with lease termination and other miscellaneous plant closing costs. Additionally, the Company’s High Density Film business, which was divested in 2003, incurred restructuring charges of $200 pretax ($128 after tax), which are included in “Income from discontinued operations” on the Company’s Consolidated Statements of Income.

During 2003, the Company also recorded restructuring charges of $1,455 after tax related to affiliates/minority interest in subsidiaries. The restructuring charges are included in “Equity in earnings of affiliates/minority interest in subsidiaries” in the Company’s Consolidated Statements of Income.

During 2002, the Company recognized restructuring charges, net of adjustments, of $10,409 ($6,663 after tax). Additionally, the Company’s High Density Film business, which was divested in 2003, incurred restructuring charges of $2,238 pretax ($1,432 after tax), which are included in “Income from discontinued operations” on the Company’s Consolidated Statements of Income. The 2002 restructuring charges, including the High Density Film business charges, were primarily related to three U.S. plant closings in the Consumer Packaging segment, one U.S. plant closing in the Engineered Carriers and Paper segment, one plant closing in All Other Sonoco and severance costs associated with plant consolidations in Europe. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $10,532, asset impairment charges of $360 and other exit costs of $1,755, consisting of building lease termination charges and other miscellaneous costs.

The following table sets forth the activity in the restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets. Restructuring charges are included in “Restructuring charges” in the Consolidated Statements of Income, except for the restructuring charges

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

applicable to the High Density Film business and equity method investments, which are included in “Income from discontinued operations” and “Equity in earnings of affiliates/minority interest in subsidiaries,” respectively. In accordance with the agreement of sale for the High Density Film business, the liability associated with the restructuring has been retained by the Company and is, therefore, included in the table below:

	Severance	Asset
	and	Impairment/	Other
	Termination	Disposal	Exit
	Benefits	of Assets	Costs	Total

Liability, December 31, 2001	$8,754	$—	$6,224	$14,978

2002 Charges	11,032	383	1,885	13,300
Cash payments	(6,848)	—	(2,765)	(9,613)
Asset impairment (noncash)	—	(360)	—	(360)
Reclassifications to pension liability	(3,276)	—	—	(3,276)
Adjustments	(500)	(23)	(130)	(653)

Liability, December 31, 2002	9,162	—	5,214	14,376

2003 Charges	40,526	8,709	3,142	52,377
Cash payments	(21,953)	—	(2,970)	(24,923)
Asset impairment (noncash)	—	(8,381)	—	(8,381)
Reclassifications to pension liability	(10,234)	—	—	(10,234)
Adjustments	(2,793)	(328)	1,000	(2,121)

Liability, December 31, 2003	14,708	—	6,386	21,094

2004 Charges	9,815	5,894	5,970	21,679
Cash payments	(16,595)	—	(5,642)	(22,237)
Asset impairment/pension curtailment (noncash)	—	(6,153)	(1,926)	(8,079)
Foreign Currency Translation	2,016	—	66	2,082
Adjustments	(3,270)	259	314	(2,697)

Liability, December 31, 2004	$6,674	$—	$5,168	$11,842

The Company expects to pay the remaining restructuring costs, with the exception of ongoing pension subsidies and certain building lease termination expenses, by the end of 2005, using cash generated from operations.

During 2004, the Engineered Carriers and Paper segment recognized writeoffs of impaired equipment and facilities held for disposal of $3,345 and $1,114, respectively, attributed to the closing of six plant locations. Additionally, the Consumer Packaging segment recognized writeoffs of impaired equipment, facilities held for disposal and pension curtailment of $1,054, $273 and $1,926, respectively, related to the closing of two plant locations. Finally, during 2004, All Other Sonoco recognized writeoffs of impaired equipment and facilities held for disposal of $113 and $254, respectively, attributed to the closing of one plant location. Impaired assets were written down to the lower of carrying amount or fair value, less estimated costs to sell, if applicable.

During 2003, the Engineered Carriers and Paper segment recognized writeoffs of impaired equipment and facilities held for disposal of $5,212 and $1,409, respectively, attributed to the closing of four plant locations. Additionally, the Consumer Packaging segment recognized writeoffs of impaired equipment of $1,760 related to the closing of one plant location. Impaired assets were written down to the lower of carrying amount or fair value, less estimated costs to sell, if applicable.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

During 2002, the Company recognized writeoffs of impaired equipment in the Engineered Carriers and Paper segment of $299 attributed to the closing of a plant location. Additionally, the Company recognized net writeoffs of impaired equipment in the Consumer Packaging segment and All Other Sonoco of $(692) and $753, respectively, related to adjustments to previously recorded impaired equipment charges.

The effect of suspending depreciation on assets held for disposition was not material to the Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002.

5. Cash and Cash Equivalents

Cash equivalents are composed of highly liquid investments with an original maturity of three months or less and are recorded at market. At December 31, 2004 and 2003, outstanding checks in excess of bank deposits totaling $14,611 and $21,364, respectively, were included in “Payable to suppliers” on the Company’s Consolidated Balance Sheets. In addition, outstanding payroll checks of $1,192 and $2,415 in 2004 and 2003, respectively, were included in “Accrued wages and other compensation” on the Consolidated Balance Sheets.

6. Inventories

Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) method was used to determine costs of approximately 23% and 26% of total inventories at December 31, 2004 and 2003, respectively. The remaining inventories are determined on the first-in, first-out (FIFO) method.

If the FIFO method of accounting had been used for all inventories, total inventory would have been higher by $10,701 in 2004 and $10,462 in 2003.

7. Property, Plant and Equipment

Plant assets represent the original cost of land, buildings and equipment, less depreciation, computed under the straight-line method over the estimated useful life of the asset and are reviewed for impairment whenever events indicate the carrying value may not be recoverable.

Equipment lives range from three to 11 years, buildings from 15 to 40 years.

Timber resources are stated at cost. Depletion is charged to operations based on the number of units of timber cut during the year.

Depreciation and depletion expense amounted to $158,212 in 2004, $148,843 in 2003 and $143,215 in 2002. Depreciation expense amounted to $0 for 2004, $9,696 for 2003, and $13,333 for 2002 for the High Density Film business, which was divested in 2003 and has, therefore, been reclassified as discontinued operations. Details at December 31 are as follows:

	2004	2003

Land	$51,041	$46,432
Timber resources	37,695	36,392
Buildings	396,083	345,296
Machinery and equipment	1,981,331	1,806,181
Construction in progress	76,428	57,248

	2,542,578	2,291,549

Accumulated depreciation and depletion	(1,535,283)	(1,367,980)

Property, plant and equipment, net	$1,007,295	$923,569

Estimated costs for completion of authorized capital additions under construction totaled approximately $57,403 at December 31, 2004.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The Company has certain properties and equipment that are leased under noncancelable operating leases. Future minimum rentals under noncancelable operating leases with terms of more than one year are as follows: 2005 – $26,600, 2006 – $21,600, 2007 – $18,100, 2008 – $13,600, 2009 – $11,100, and thereafter – $22,900. Total rental expense under operating leases was approximately $35,600 in 2004, $34,000 in 2003 and $31,700 in 2002.

Research and development costs charged to expense were $15,404 in 2004, $14,225 in 2003 and $13,018 in 2002.

8. Goodwill and Other Intangible Assets

Goodwill

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142 ‘Goodwill and Other Intangible Assets’ (FAS 142). Under FAS 142, purchased goodwill and intangible assets with indefinite lives are not amortized. The Company evaluates its goodwill for impairment at least annually and more frequently if indicators of impairment are present. The Company completed its annual goodwill impairment testing required by FAS 142 during the third quarters of 2004, 2003 and 2002. In performing the impairment test, the Company uses discounted future cash flows to determine fair value of assets, which is then compared to the carrying value of assets. If, after completing this test, certain assets are deemed impaired, further analysis is completed to calculate the impairment charge required. Based on this impairment testing, no adjustment to the recorded goodwill balance was necessary.

The changes in the carrying amount of goodwill for the year ended December 31, 2004, are as follows:

	Engineered
	Carriers	Consumer	Packaging
	and Paper	Packaging	Services	All Other
	Segment	Segment	Segment	Sonoco	Total

Balance as of January 1, 2004	$151,469	$165,376	$1,263	$65,846	$383,954
Goodwill purchase price adjustments	55	(249)	—	—	(194)
Goodwill on 2004 acquisitions	28,433	3,128	146,887	—	178,448
Foreign currency translation	3,714	4,375	118	93	8,300

Balance as of December 31, 2004	$183,671	$172,630	$148,268	$65,939	$570,508

Other Intangible Assets

Intangible assets are amortized, usually on a straight-line basis, over their respective useful lives, which generally range from three to fifteen years. The Company evaluates its intangible assets for impairment whenever indicators of impairment exist. The Company has no intangibles with indefinite lives.

	2004	2003

Amortizable intangibles – Gross cost
Patents	$3,378	$3,268
Customer lists	88,791	38,223
Land use rights	6,011	5,873
Supply agreements	5,261	5,261
Other	6,644	6,404

Total gross cost	110,085	59,029

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

	2004	2003

Accumulated amortization
Patents	(2,843)	(2,564)
Customer lists	(8,251)	(4,630)
Land use rights	(2,107)	(1,963)
Supply agreements	(4,444)	(3,715)
Other	(3,650)	(2,756)

Total accumulated amortization	(21,295)	(15,628)
Net amortizable intangibles	$88,790	$43,401

Aggregate amortization expense on intangible assets was $5,716, $4,695 and $3,703 for the years ended December 31, 2004, 2003 and 2002, respectively. Amortization expense on the other intangible assets identified in the table above is expected to approximate $6,800 in 2005, $6,600 in 2006, $6,200 in 2007, $6,000 in 2008 and $5,400 in 2009.

Intangible assets acquired in conjunction with the Company’s purchase of CorrFlex consisted primarily of customer lists. The Company has allocated $31,100 of the purchase price to these intangible assets, which have a weighted-average amortization period of approximately 15 years. Intangible assets acquired in conjunction with Sonoco-Alcore S.a.r.l. consisted primarily of customer lists. The Company has allocated approximately $18,700 of the purchase price to these intangible assets, which have a weighted-average amortization period of 20 years. The Company recorded $3,150 of identifiable intangibles mainly related to non-compete agreements in connection with 2003 acquisitions. These agreements are being amortized over a five-year period. The Company recorded $6,025 of identifiable intangible assets related to the fair value of customer lists in connection with a 2002 acquisition. These customer lists are being amortized over a period of 15 years. For further information on acquisitions, see Note 2.

9. Debt

Debt at December 31 was as follows:

	2004	2003

Commercial paper, average rate of 1.40% in 2004	$180,000	$—
6.5% debentures due November 2013	250,879	248,861
7.0% debentures due November 2004	—	149,681
6.75% debentures due November 2010	99,898	99,880
5.625% debentures due November 2016	157,014	—
9.2% debentures due August 2021	41,305	41,305
6.125% IRBs due June 2025	34,650	34,627
6.0% IRBs due April 2026	34,329	34,297
Foreign denominated debt, average rate of 8.5% in 2004 and 6.0% in 2003	93,640	49,875
Other notes	15,246	16,061

Total debt	906,961	674,587
Less current portion and short-term notes	93,754	201,367

Long-term debt	$813,207	$473,220

The Company currently operates a commercial paper program totaling $350,000 and has fully committed bank lines of credit supporting the program by a like amount. In July 2004, the Company entered into a new five-year, $350,000 credit agreement that also provides the Company with the option to increase its credit line to $450,000 subject to the concurrence of its lenders. It is the Company’s intent to indefinitely maintain line of credit agreements fully supporting its commercial paper program. The five-year term on the new line of credit allows commercial paper borrowings up to the maximum amount of the line of credit to be classified as long-term debt. In 2003, the Company’s commercial paper program

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

totaled $450,000 with a 364-day backstop line of credit of the same amount that could be extended under a term-out option. This credit line expired in July 2004 and was replaced by the five-year line of credit discussed above. At December 31, 2004, the amount of the Company’s commercial paper that was outstanding was $180,000. The Company had no commercial paper outstanding at December 31, 2003.

In June 2004, the Company made a private placement offering of $150,000 notes. These notes, which have an interest rate of 5.625%, are due in 2016. Under the terms of the sale of the notes, the Company was required to take appropriate steps to offer to exchange other notes with the same terms that have been registered with the SEC for the private placement notes. The exchange was completed in February 2005.

Additionally, the Company repaid its 7.0% debentures upon their maturity in November 2004.

Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires that net worth at the end of each fiscal quarter be greater than $883,000, increased by 25% of net income after March 28, 2004, and decreased by stock purchases after July 7, 2004. Based on this calculation, the Company was $242,157 above the minimum level of $910,722, required under this covenant as of December 31, 2004. The Company’s current backstop credit line excludes from the above net worth covenant any charge to shareholders’ equity arising from minimum pension liability adjustments for its U.S. defined benefit pension plan. No such charge existed for the Company’s U.S. defined benefit pension plan at December 31, 2004, 2003 or 2002.

The Company had committed availability under unused short-term lines of credit in the amount of approximately $117,359 at December 31, 2004. These short-term lines of credit are for general Company purposes, with interest at mutually agreed-upon rates.

The approximate principal requirements of debt maturing in the next five years are: 2005 – $93,754, 2006 – $2,057, 2007 – $1,801, 2008 – $1,203, and 2009 – $1,495.

10. Financial Instruments

The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments where the carrying amount differs from the fair value.

	December 31, 2004		December 31, 2003

	Carrying	Fair	Carrying	Fair
	Amount of	Value of	Amount of	Value of
	Liability	Liability[1]	Liability	Liability[2]

Long-term debt	$813,207	$880,223	$473,220	$526,693

[1]	The fair value of long-term debt at December 31, 2004 does not include the impact of interest rate swaps. The fair value of long-term debt is $861,430 when the impact of interest rate swaps is included.

[2]	Interest rate swaps did not impact the fair value of long-term debt at December 31, 2003.

The fair value of cash and cash equivalents, short-term debt and long-term variable-rate debt approximates fair value. The fair value of long-term debt is based on quoted market prices or by discounting future cash flows using interest rates available to the Company for issues with similar terms and average maturities.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The Company records derivatives based on Statement of Financial Accounting Standards No. 133, ‘Accounting for Derivative Instruments and Hedging Activities’ (FAS 133), and related amendments. This Statement requires that all derivatives be recognized as assets or liabilities in the balance sheet and measured at fair value. Changes in the fair value of derivatives are recognized in either net income or in other comprehensive income, depending on the designated purpose of the derivative.

The Company uses derivatives from time to time to manage the cost of certain raw materials, to mitigate exposure to foreign currency fluctuation and to manage its exposure to fixed and variable interest rates within acceptable limits. The Company purchases commodities such as recovered paper, metal and energy generally at market or fixed prices that are established with the vendor as part of the purchase process for quantities expected to be consumed in the ordinary course of business. The Company may enter into commodity futures or swaps to reduce the effect of price fluctuation. In addition, the Company may use foreign currency forward contracts and other risk management instruments to manage exposure to changes in foreign currency cash flows and the translation of monetary assets and liabilities on the Company’s Consolidated Financial Statements. The Company is exposed to interest rate fluctuations as a result of using debt as a source of financing for its operations. When necessary, the Company expects to use traditional, unleveraged interest rate swaps to manage its mix of fixed and variable rate debt to maintain exposure to interest rate movements within established ranges. The Company uses published market prices or estimated values based on current price quotes and a discounted cash flow model to estimate the fair market value of the derivatives.

All interest rate swaps qualified as fair value hedges under FAS 133 and swapped fixed interest rates for floating rates. In January 2004, the Company entered into an agreement to swap $100,000 of its $250,000 6.5% notes maturing in 2013 effectively swapping the interest rate on that $100,000 portion from a fixed rate to a floating rate. During June 2004, the Company entered into a $150,000 interest rate swap against the newly issued $150,000 of 5.625% notes maturing in 2016. The fair market value of these interest rate swaps was a favorable position of $1,903 and $7,836, respectively, at December 31, 2004, and was reflected on the Company’s Consolidated Balance Sheets in accordance with FAS 133.

In 2004, the Company entered into certain cash flow hedges to mitigate exposure to commodity and foreign exchange risks in 2004, out through the end of 2007. The fair market value of these derivatives as of December 31, 2004, was $2,139 on a tax adjusted basis and will be reclassified to earnings in the same periods that the forecast purchases or payments affect earnings. Based on the current amount of the derivative gain in other comprehensive income, $1,635 after tax will be reclassified to income in 2005. As a result of the high correlation between the hedged instruments and the underlying transactions, ineffectiveness did not have a material impact on the Company’s Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002.

11. Stock Plans

Stock Option Plans

The Company has stock option plans under which common shares are reserved for sale to certain employees and nonemployee directors. Options granted under the plans were at the market value of the shares at the date of grant. Options are generally exercisable one year after the date of grant and expire 10 years after the date of grant. There were 4,548,237 shares reserved for future grants at December 31, 2004.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

A summary of the status of the Company’s stock option plans is presented below:

		Weighted-
		Average
	Option	Exercise
	Shares	Price

2002
Outstanding at beginning of year	10,489,972	$24.63
Granted	1,511,474	$25.25
Exercised	(945,321)	$19.14
Canceled	(180,499)	$29.21
Outstanding at end of year	10,875,626	$25.12
Options exercisable at end of year	9,415,202	$25.10

2003
Granted	1,419,694	$21.19
Exercised	(438,470)	$20.96
Canceled	(518,209)	$24.59
Outstanding at end of year	11,338,641	$24.81
Options exercisable at end of year	9,943,286	$25.32

2004
Granted	1,085,817	$24.08
Exercised	(1,579,386)	$20.95
Canceled	(1,091,928)	$29.16
Outstanding at end of year	9,753,144	$24.87
Options exercisable at end of year	8,700,656	$24.97

The weighted-average fair value of options granted was $4.97, $4.85 and $6.62 in 2004, 2003 and 2002, respectively. The fair value of each option grant is estimated on the date of the grant using the binomial option-pricing model with the following assumptions:

	2004	2003	2002

Expected dividend yield	3.6%	3.6%	3.4%
Expected stock price volatility	27.4%	31.8%	34.9%
Risk-free interest rate	3.2%	3.0%	4.3%
Expected life of options	4.5 years	4.5 years	4.2 years

The following tables summarize information about stock options outstanding and stock options exercisable at December 31, 2004:

	Options Outstanding
		Weighted-	Weighted-
		Average	Average
Range of	Number	Remaining	Exercise
Exercise Prices	Outstanding	Contractual Life	Price

$ 17.25 — $ 23.80	3,693,563	6.41 years	$21.70
$ 23.85 — $ 25.13	3,788,325	5.51 years	$24.47
$ 25.16 — $ 37.10	2,271,256	3.83 years	$30.69

$ 17.25 — $ 37.10	9,753,144	5.46 years	$24.87

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

	Options Exercisable
Range of	Number	Weighted-Average
Exercise Prices	Outstanding	Exercise Price

$ 17.25 — $ 23.80	3,693,563	$ 21.70
$ 23.85 — $ 25.13	2,784,295	$ 24.69
$ 25.16 — $ 37.10	2,222,798	$ 30.80

$ 17.25 — $ 37.10	8,700,656	$ 24.97

Performance-Based Stock Plans

As of December 31, 2004 and 2003, the Company had granted awards in the form of contingent share units to certain of its executives. These awards vest over five years with accelerated vesting of three years if performance targets are met. The performance vesting of the awards, which can range from 133,859 to 401,575 shares, is tied to growth in earnings and improved capital effectiveness over a three-year period. The 2003 awards are tied to performance targets through fiscal year 2005 and can range from 56,434 to 169,300 shares. The 2004 awards are tied to performance targets through fiscal year 2006 and can range from 77,425 to 232,275 shares.

Restricted Stock Plan

Since 1994, the Company has granted one-time awards of contingent shares units to certain of the Company’s executives. These awards vest over a five-year period with one-third vesting on the third, fourth and fifth anniversaries of the grant. An executive must be actively employed by the Company on the vesting date for shares to be issued. Once vested, these awards do not expire. As of December 31, 2004, a total of 425,698 contingent shares granted under this plan remained outstanding, 293,638 of which are vested.

As permitted by Statement of Financial Accounting Standards No. 123, ‘Accounting for Stock-Based Compensation’ (FAS 123), the Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ‘Accounting for Stock Issued to Employees,’ and its related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for performance stock options is recognized over the vesting period and is recorded based on the quoted market price of the Company’s stock at the end of the period.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.

	2004	2003	2002

Net income, as reported	$151,229	$138,949	$135,316
Add: Stock-based employee compensation cost, net of related tax effects included in net income, as reported	3,430	869	199
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,355)	(5,889)	(6,622)

Pro forma net income	$148,304	$133,929	$128,893
Earnings per share:
Basic – as reported	$1.54	$1.44	$1.40
Basic – pro forma	$1.51	$1.38	$1.34
Diluted – as reported	$1.53	$1.43	$1.39
Diluted – pro forma	$1.50	$1.38	$1.33

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

12. Employee Benefit Plans

Retirement Plans and Retiree Health and Life Insurance Plans

The Company provides non-contributory defined benefit pension plans for substantially all of its United States and certain of its Mexico employees, as well as postretirement healthcare and life insurance benefits to the majority of its retirees and their eligible dependents in the United States and Canada. The Company froze participation for newly hired employees in its traditional defined benefit pension plan for salaried and non-union hourly U.S. employees effective December 31, 2003. The Company adopted a new defined contribution plan, which covers U.S. employees hired on or after January 1, 2004. Because the plan requires a one-year waiting period before employees are eligible to participate, no contributions were made to or expense recognized for this defined contribution plan in 2004. The Company also sponsors contributory pension plans covering the majority of its employees in the United Kingdom, Canada and the Netherlands.

The Company uses a December 31 measurement date for all its plans with the exception of its pension plan in the United Kingdom, which uses a September 30 measurement date.

The components of net periodic benefit cost include the following:

	2004	2003	2002

Retirement Plans
Service cost	$22,880	$20,209	$18,296
Interest cost	57,953	51,767	48,210
Expected return on plan assets	(65,967)	(55,290)	(59,443)
Amortization of net translation (asset) obligation	615	576	552
Amortization of prior service cost	1,558	1,665	1,674
Amortization of net actuarial (gain) loss	21,153	22,223	8,674
Special termination benefit cost	198	10,234	3,276
Other	—	70	—
Effect of curtailment	—	611	—

Net periodic benefit cost	$38,390	$52,065	$21,239

Retiree Health and Life Insurance Plans
Service cost	$3,608	$4,360	$4,177
Interest cost	8,431	11,558	11,559
Expected return on plan assets	(3,543)	(3,650)	(5,552)
Amortization of prior service cost	(6,160)	(6,581)	(6,990)
Amortization of net actuarial loss	5,031	9,026	7,693
Special termination benefit cost	—	(1,096)	—

Net periodic benefit cost	$7,367	$13,617	$10,887

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The following tables set forth the plans’ obligations and assets at December 31:

			Retiree Health and
	Retirement Plans		Life Insurance Plans
	2004	2003	2004	2003

Change in Benefit Obligation
Benefit obligation at January 1	$911,083	$782,287	$186,363	$175,005
Service cost	22,880	20,209	3,608	4,360
Interest cost	57,953	51,767	8,431	11,558
Plan participant contributions	1,332	1,074	3,558	2,294
Plan amendments	715	398	—	—
Actuarial loss (gain)	110,923	63,690	(36,261)	12,111
Benefits paid	(53,031)	(47,721)	(18,982)	(17,157)
Impact of foreign exchange rates	19,574	24,860	47	149
Special termination benefit cost	198	10,234	—	—
Effect of curtailment	—	(3,702)	—	(1,957)
Other	8,898	7,987	—	—

Benefit obligation at December 31	$1,080,525	$911,083	$146,764	$186,363

Change in Plan Assets
Fair value of plan assets at January 1	$790,470	$648,672	$50,081	$50,576
Actual return on plan assets	94,969	144,679	5,238	11,733
Company contributions	39,975	29,907	2,704	2,836
Plan participant contributions	1,332	1,074	3,558	2,294
Benefits paid	(53,031)	(47,721)	(18,982)	(17,157)
Impact of foreign exchange rates	13,721	17,967	—	—
Expenses paid	(3,104)	(4,108)	(252)	(201)
Other	9,052	—	—	—

Fair value of plan assets at December 31	$893,384	$790,470	$42,347	$50,081

Reconciliation of Funded Status, December 31
Funded status of plan	$(187,565)	$(120,613)	$(104,417)	$(136,282)
Unrecognized net actuarial loss	372,669	303,880	64,127	106,833
Unrecognized prior service cost	7,048	7,927	(8,782)	(14,937)
Unrecognized net transition obligation	5,914	6,740	—	—

Net amount recognized	$198,066	$197,934	$(49,072)	$(44,386)

	Retirement Plans
	2004	2003

Total Recognized Amounts in the Consolidated Balance Sheets
Prepaid benefit cost	$237,200	$229,784
Accrued benefit liability	(129,555)	(118,136)
Intangible asset	5,228	7,148
Accumulated other comprehensive loss	85,193	79,138

Net amount recognized	$198,066	$197,934

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The accumulated benefit obligation for all defined benefit plans was $1,010,596 and $853,443 at December 31, 2004 and 2003, respectively.

The projected benefit obligation (PBO), accumulated benefit obligation (ABO) and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were, $344,355, $329,740 and $200,458, respectively, as of December 31, 2004, and $290,077, $277,999 and $158,953, respectively, as of December 31, 2003. As of December 31, 2004, the Company’s United States pension plan was fully funded.

The following table sets for the Company’s projected benefit payments for the next ten years:

		Retiree Health and
Year	Retirement Plans	Life Insurance Plans

2005	$50,478	$14,725
2006	51,330	14,659
2007	52,850	14,539
2008	54,318	14,353
2009	56,104	14,120
2010-2014	318,843	66,457

Assumptions

The following tables set forth the major actuarial assumptions used in determining the PBO, ABO and net periodic cost.

Weighted-average assumptions used to
determine benefit obligations at December 31	U.S.	Foreign Plans

Retirement Plans and Retiree Health and Life Insurance Plans:
Discount Rate
2004	5.75%	4.50-6.25%
2003	6.25%	5.00-6.50%
Rate of Compensation Increase
2004	4.60%	1.50-4.00%
2003	4.60%	1.50-4.00%

Weighted-average assumptions used to determine
net periodic benefit cost for years ended December 31	U.S.	Foreign Plans

Retirement Plans and Retiree Health and Life Insurance Plans:
Discount Rate
2004	6.25%	5.00-6.50%
2003	6.75%	5.00-7.00%
2002	7.25%	5.50-7.00%
Expected Long-term Rate of Return
2004	8.50%	4.00-8.00%
2003	8.75%	5.50-8.50%
2002	9.50%	5.50-8.50%
Rate of Compensation Increase
2004	4.60%	1.50-4.00%
2003	4.60%	1.50-5.00%
2002	4.10%	1.50-5.00%

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The expected long-term rate of return assumption is based on the Company’s historical plan return performance.

Retiree Health and Life Insurance Plans

The U.S. Retiree Health and Life Insurance Plan makes up 99% of the Retiree Health liability. Therefore, the following information relates to the U.S. plan only.

Healthcare Cost Trend Rate

2004	10.0%
2003	11.0%

Ultimate Trend Rate

2004	6.0%
2003	6.0%

Year at which the Rate Reaches
the Ultimate Trend Rate

2004	2008
2003	2008

Increasing the assumed trend rate for healthcare costs by one percentage point would increase the accumulated postretirement benefit obligation (the “APBO”) and total service and interest cost component approximately $1,559 and $80, respectively. Decreasing the assumed trend rate for healthcare costs by one percentage point would decrease the APBO and total service and interest cost component approximately $1,298 and $66, respectively. Based on amendments to the U.S. plan approved in 2002, cost increases borne by the Company are limited to the Urban CPI.

Retirement Plan Assets

The following table sets forth the weighted-average asset allocations of the Company’s retirement plans at December 31, 2004 and 2003, by asset category.

Asset Category	U.S.	U.K.	Canada

Equity securities
2004	66.6%	71.4%	59.9%
2003	68.2%	71.5%	58.0%
Debt securities
2004	28.1%	22.8%	40.1%
2003	31.8%	23.1%	42.0%
Real estate
2004	5.3%	4.4%	0.0%
2003	0.0%	4.0%	0.0%
Other
2004	0.0%	1.4%	0.0%
2003	0.0%	1.4%	0.0%

Total
2004	100.0%	100.0%	100.0%
2003	100.0%	100.0%	100.0%

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Other assets such as real estate, private equity and hedge funds may be used judiciously to enhance long-term returns while improving portfolio diversification. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies.

U.S. Defined Benefit Plan

The equity investments are invested in U.S. and non-U.S. stocks, and further diversified in small and large capitalizations. In January 2004, a core real estate investment of 5% was established by liquidating a portion of the debt securities. The current target allocation for the investment portfolio is Equity Securities — 65%, Debt Securities — 30%, Real Estate — 5% and Other — 0%.

U.K. Plan

The equity investments are diversified across domestic and international stocks of small and large capitalizations. The current target allocation (midpoint) for the investment portfolio is Equity Securities — 72%, Debt Securities — 22%, Real Estate — 5% and Other — 1%.

Canadian Plan

The equity investments are diversified across domestic and international stocks of primarily large capitalizations. The current target allocation (midpoint) for the investment portfolio is Equity Securities — 50%, Debt Securities — 50%, Real Estate — 0% and Other — 0%.

Retiree Health and Life Insurance Plan Assets

The following table sets forth the weighted-average asset allocations of the Company’s retiree health and life insurance plans at December 31, 2004 and 2003, by asset category. As mentioned previously, the U.S. Retiree Health and Life Insurance Plan makes up 99% of the Retiree Health liability. Therefore, the following information relates to the U.S. Plan only.

Asset Category

Equity securities
2004	63.1%
2003	64.6%
Debt securities
2004	31.2%
2003	33.2%
Real estate
2004	3.9%
2003	0.0%
Other
2004	1.8%
2003	2.2%

Total
2004	100.0%
2003	100.0%

Contributions

The Company estimates that it will make voluntary contributions of approximately $25,000 to its retirement and retiree health and life insurance plans in 2005.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Medicare Prescription Drug, Improvement and Modernization Act of 2003

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Prescription Drug Act”). The Prescription Drug Act expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligibles starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligibles with a range of options for coordinating with the new government-sponsored program to potentially reduce program cost. These options include supplementing the government program on a secondary payor basis or accepting a direct subsidy from the government to support a portion of the cost of the employer’s program.

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 106-2, ‘Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003’ (FSP 106-2), which requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit costs to reflect the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2 supersedes FSP 106-1 and is effective for interim or annual reporting periods beginning after June 15, 2004. The Company adopted and retroactively applied FSP 106-2 as of the effective date. In response to the Company’s adoption of FSP 106-2, the accumulated postretirement benefit obligation was reduced by $48,940, and net periodic benefit costs were reduced by $9,080 in 2004.

The following table sets for the Company’s projected subsidy from the government for the next ten years:

Projected
Year	Subsidy

2005	$—
2006	1,581
2007	1,783
2008	2,032
2009	2,230
2010-2014	14,460

Sonoco Savings Plan

The Company also sponsors the Sonoco Savings Plan for its U.S. employees, a defined contribution retirement plan (formerly the Sonoco Employee Savings and Stock Ownership Plan). Beginning in 2002, the Company adopted the IRS “Safe Harbor” matching contributions and vesting provisions which provide 100% Company matching on the first 3% of pretax contributions, 50% Company matching on the next 2% of pretax contributions and 100% immediate vesting. The plan also provides for contributions of 1% to 30% of gross pay beginning in 2004. For 2003 and 2002, the plan provided that all eligible employees could contribute 1% to 20% of their gross pay. The Company’s contributions to the plan for 2004, 2003 and 2002 were approximately $11,000, $12,000 and $11,000, respectively.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

13. Income Taxes

The Company provides for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting requirements and tax laws. Assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The provision for taxes on income for the years ended December 31 consists of the following:

	2004	2003	2002

Pretax income
Domestic	$151,707	$157,889	$163,680
Foreign	45,635	31,317	34,813

Total pretax income	$197,342	$189,206	$198,493

Current
Federal	$30,427	$26,831	$23,757
State	199	2,682	2,617
Foreign	22,922	17,109	16,284

Total current	$53,548	$46,622	$42,658

Deferred
Federal	$5,971	$9,644	$20,851
State	1,995	1,813	4,594
Foreign	(2,656)	(282)	2,511

Total deferred	$5,310	$11,175	$27,956

Total taxes	$58,858	$57,797	$70,614

Deferred tax liabilities (assets) are comprised of the following at December 31:

	2004	2003

Depreciation	$123,874	$113,600
Employee benefits	107,380	107,381
Other	10,524	14,140

Gross deferred tax liabilities	241,778	235,121

Retiree health benefits	(21,345)	(22,381)
Foreign loss carryforwards	(36,617)	(22,576)
Capital loss carryforwards	(7,176)	(580)
Employee benefits	(44,528)	(40,257)
Accrued liabilities and other	(32,037)	(41,217)

Gross deferred tax assets	(141,703)	(127,011)

Valuation allowance on deferred tax assets	43,192	26,941

Total deferred taxes, net	$143,267	$135,051

The increase in the valuation allowance for deferred tax assets of $16,251 is due to an increase of net operating and capital losses of foreign subsidiaries of $19,761 for which tax benefit has not been recognized, and a decrease of $3,510 related to loss carryforwards and other deferred tax assets for which a valuation allowance was no longer required.

Approximately $132,885 of foreign subsidiary loss carryforwards remain at December 31, 2004. Their use is limited to future taxable earnings of the respective foreign subsidiaries. Of these loss carryforwards, approximately $107,000 has no expiration date. The remaining loss carryforwards expire at various dates in the future.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

A reconciliation of the United States federal statutory tax rate to the actual consolidated tax expense is as follows:

	2004		2003		2002

Statutory tax rate	$69,070	35.0%	$66,222	35.0%	$69,472	35.0%
State income taxes, net of federal tax benefit	1,425	0.7	3,085	1.6	4,989	2.5
Valuation allowance	7,777	3.9	(8,790)	(4.6)	—	—
IRS examination	(9,261)	(4.7)	—	—	—	—
Other, net	(10,153)	(5.1)	(2,720)	(1.5)	(3,847)	(1.9)

Total taxes	$58,858	29.8%	$57,797	30.5%	$70,614	35.6%

Undistributed earnings of international subsidiaries totaled $160,334 at December 31, 2004. Deferred taxes have not been provided on the undistributed earnings, as the Company considers these amounts to be indefinitely reinvested to finance international growth and expansion. If such amounts were remitted, loaned to the Company or the stock in the foreign subsidiaries sold, these earnings could become subject to tax.

During 2004, the IRS closed its examination of the Company’s tax returns for years 1999 through 2001, which resulted in the reversal of previously accrued taxes totaling approximately $9,261. The Company has resolved all issues with the IRS for all years through 2001. The Company believes that it has made adequate provision for income taxes with respect to open years.

14. Commitments and Contingencies

Contingencies

The Company is a party to various legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. The Company also faces exposure from actual or potential claims and legal proceedings. The Company cannot currently determine the final outcome of the proceedings described below or the ultimate amount of potential losses. Pursuant to Statement of Financial Accounting Standards No. 5, ‘Accounting for Contingencies’ (FAS 5), management records accruals for estimated losses at the time that information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Accrued amounts are not discounted. Although the level of future expenditures for legal and environmental matters is impossible to determine with any degree of probability, it is management’s opinion that such costs, when finally determined, will not have a material adverse effect on the consolidated financial position of the Company.

Environmental Matters

The Company has been named as a potentially responsible party at several environmentally contaminated sites not owned by the Company. These regulatory actions and a small number of private party lawsuits represent the Company’s largest potential environmental liabilities. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing agreements with other potentially responsible parties with respect to a particular site. Such agreements relate to the sharing of legal defense costs or clean-up costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away. Accordingly, the ultimate cost to the Company with respect to such sites cannot be determined. As of December 31, 2004 and 2003, the Company had accrued $4,440 and $3,967, respectively, related to environmental contingencies. Actual costs to be incurred for these environmental matters in future periods may vary from current estimates because of the inherent uncertainties in evaluating environmental exposures.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Income Taxes

The Company is subject to ongoing examinations by tax authorities of the jurisdictions in which it operates. The Company regularly assesses the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. The Company believes that adequate provision has been made for tax adjustments that are probable as a result of any examination. While the status of the Company’s ongoing tax examinations is constantly changing due to new tax law developments, statute expirations and other factors, the Company does not expect the outcome of any tax examination to have a material effect on its consolidated financial position, results of operations or cash flows.

Commitments

In December 2003, the Company entered into an agreement with the majority shareholders of Demolli Industra Cartaria S.p.A., an Italian-based manufacturer of paperboard and engineered carriers that is currently partially owned by the Company and reported as an equity method investment. This agreement allows the majority shareholder to require (through a put option arrangement) the Company to buy the shares not currently owned by the Company at any time between the date of the agreement and December 2006. The agreement also gives the Company the right to purchase the shares (through a call option arrangement) any time after December 2006 through December 2009. The price of the share purchase will be determined by a pre-set formula, which the Company believes approximates fair value, related to an earnings multiple at the time such shares might be put or called.

In November 2004 and in conjunction with the Sonoco-Alcore S.a.r.l. joint venture, the Company entered into an agreement with Ahlstrom, the minority shareholder of Sonoco-Alcore S.a.r.l. This agreement states that, following a two and one-half year standstill period, subject to certain conditions, Ahlstrom shall have the right over the next three and one-half years to require (through a put option arrangement) the Company to purchase its shares in Sonoco-Alcore S.a.r.l. During the seventh year, the Company will have the right to purchase the shares (through a call option arrangement). The price of the share purchase will be determined by a pre-set formula, which the Company believes approximates fair value, related to an earnings multiple at the time such shares might be put or called.

As of December 31, 2004, the Company had long-term obligations to purchase electricity and steam, which it uses in its production processes. The purchase contracts require the Company to make total payments of approximately $83,500 through 2020.

15. Shareholders’ Equity

Stock Repurchases

On February 7, 2001, the Company’s Board of Directors approved a new stock repurchase program authorizing the repurchase of up to 5,000,000 shares of the Company’s common stock. As of December 31, 2004, no shares had been repurchased under this program. At December 31, 2004, the Company had authorizations to repurchase approximately 5,300,000 shares of common stock.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2004	2003	2002

Numerator:
Net income	$151,229	$138,949	$135,316
Denominator:
Average common shares outstanding	98,018,000	96,819,000	96,373,000
Dilutive effect of employee stock options	929,000	310,000	805,000

Diluted outstanding shares	98,947,000	97,129,000	97,178,000
Net income per common share
Basic	$1.54	$1.44	$1.40
Diluted	$1.53	$1.43	$1.39

The Company declared dividends totaling $.87 and $.84 per share in 2004 and 2003, respectively.

Stock options to purchase approximately 2,192,000, 7,876,000 and 6,716,000 shares for 2004, 2003 and 2002, respectively, were not dilutive and, therefore, were not included in the computations of diluted income per common share amounts. These options may become dilutive in future periods if the market price of the Company’s common stock appreciates. No adjustments were made to reported net income in the computation of earnings per share.

16. Financial Reporting for Business Segments

The Company identifies its reportable segments in accordance with Statement of Financial Accounting Standards No. 131, ‘Disclosures about Segments of an Enterprise and Related Information’ (FAS 131) by reviewing the nature of products sold, nature of the production processes, type and class of customer, methods to distribute product and nature of regulatory environment. While all of these factors were reviewed, the Company feels that the most significant factors are the nature of its products, the nature of the production process and the type of customers served.

In 2004, in conjunction with its acquisition of CorrFlex, the Company reviewed the appropriateness of disclosures about its reportable segments in accordance with FAS 131. As a result of this review, the Company revised its reportable segments on a prospective basis beginning with the third quarter of 2004. Prior period information related to the Company’s reportable segments in this report has been restated to conform to the current presentation.

Prior to the third quarter of 2004, the Company reported its results in two segments, Industrial Packaging and Consumer Packaging. Beginning with the third quarter of 2004, the Company began reporting results in three segments — Engineered Carriers and Paper, Consumer Packaging and Packaging Services. Certain smaller operations are reported as All Other Sonoco.

Certain businesses previously reported in the Industrial Packaging reportable segment have been reclassified as components of All Other Sonoco. Upon the removal of these businesses from the Industrial Packaging reportable segment, the remaining operating segments are those specifically related to the production of engineered carriers, paper and recovered paper, and therefore, the name of this reportable segment was changed to Engineered Carriers and Paper.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The Company’s specialty paperboard business, which was previously a component of the Consumer Packaging reportable segment, has been reclassified as a component of All Other Sonoco. In conjunction with the acquisition of CorrFlex in May 2004, the Company’s existing packaging services operations, which were previously included in the Consumer Packaging reportable segment, were combined with those of CorrFlex, which resulted in a newly created reportable segment — Packaging Services.

The Engineered Carriers and Paper segment includes the following products: high-performance paper and composite engineered carriers; fiber-based construction tubes and forms; and paperboard.

The Consumer Packaging segment includes the following products: round and shaped rigid packaging, both composite and plastic; printed flexible packaging; and, metal and plastic ends and closures.

The Packaging Services segment provides the following products and services: point-of-purchase displays; folding cartons; packaging fulfillment; product handling; brand management; and, supply chain management.

All Other Sonoco represents the activities and businesses of the Company’s consolidated subsidiaries that do not meet the aggregation criteria outlined in FAS 131 and therefore cannot be combined with other operating segments into a reportable segment. All Other Sonoco includes the following products: wooden, metal and composite reels for wire and cable packaging; molded plastics; custom designed protective packaging; adhesives; machinery manufacturing; and specialty packaging.

Included in Corporate operating profit are restructuring charges and one-time items detailed below, interest expense and interest income.

	Engineered
Years ended	Carriers	Consumer	Packaging	All Other
December 31	and Paper	Packaging	Services	Sonoco	Corporate	Consolidated
Total Revenue[1]
2004	$1,470,213	$1,134,782	$321,251	$343,813	$—	$3,270,059
2003	1,334,223	1,046,525	185,006	295,029	—	2,860,783
2002	1,277,406	1,043,958	184,979	294,556	—	2,800,899
Intersegment Sales[1,2]
2004	$81,701	$2,712	$206	$30,007	$—	$114,626
2003	74,391	2,143	386	25,537	—	102,457
2002	71,052	3,302	431	24,695	—	99,480
Sales to Unaffiliated Customers[1]
2004	$1,388,512	$1,132,070	$321,045	$313,806	$—	$3,155,433
2003	1,259,832	1,044,382	184,620	269,492	—	2,758,326
2002	1,206,354	1,040,656	184,548	269,861	—	2,701,419
Operating Profit[1,3]
2004	$113,032	$83,111	$30,266	$31,978	$(61,045)	$197,342
2003	102,938	78,733	7,935	18,995	(100,268)	108,333
2002	127,845	86,781	6,223	25,216	(62,959)	183,106
Identifiable Assets[4]
2004	$1,107,223	$735,162	$320,401	$191,975	$686,558	$3,041,319
2003	1,075,707	683,284	49,191	195,799	516,652	2,520,633
2002	954,765	630,632	42,807	271,483	536,752	2,436,439

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

	Engineered
Years ended	Carriers	Consumer	Packaging	All Other
December 31	and Paper	Packaging	Services	Sonoco	Corporate	Consolidated
Depreciation, Depletion and Amortization [1]
2004	$85,153	$59,413	$8,236	$11,126	$—	$163,928
2003	83,647	52,549	3,453	13,040	—	152,689
2002	79,807	49,976	2,856	13,284	—	145,923
Capital Expenditures [1]
2004	$59,410	$50,686	$3,279	$6,425	$—	$119,800
2003	48,612	50,951	5,069	3,785	—	108,417
2002	54,856	48,913	1,765	5,881	—	111,415

[1]	2002 information has been restated to exclude impact of the High Density film business, which is classified as discontinued operations.

[2]	Intersegment sales are recorded at a market-related transfer price.

[3]	Corporate 2004, 2003 and 2002 includes restructuring costs of $(14,752), $(31,413) and $(6,420), respectively, associated with the Engineered Carriers and Paper segment; $(5,261), $(9,469) and $(3,793), respectively, associated with the Consumer Packaging segment; $0, $(335) and $0, respectively, associated with the Packaging Services segment; $(1,018), $(1,806) and $0, respectively, associated with All Other Sonoco; and, a reversal of previously recorded restructuring charges of $2,049 in 2004 and charges of $(7,033) and $(196) for 2003 and 2002, respectively, for unallocated Corporate. Interest expense and interest income are also shown under Corporate.

[4]	Identifiable assets are those assets used by each segment in its operations. Corporate assets consist primarily of cash and cash equivalents, investments in affiliates, headquarters facilities and prepaid expenses.

Geographic Regions

Sales to unaffiliated customers and long-lived assets by geographic region are as follows:

	2004	2003	2002

Sales to Unaffiliated Customers
United States	$2,112,248	$1,859,609	$1,879,631
Europe	443,463	392,198	348,606
Canada	315,978	262,826	241,315
All other	283,744	243,693	231,867

Total	$3,155,433	$2,758,326	$2,701,419

Net PPE, Goodwill and Intangibles
United States	$1,090,187	$884,863	$960,273
Europe	277,088	187,588	178,086
Canada	164,550	157,587	134,190
All other	130,409	120,886	105,075

Total	$1,662,234	$1,350,924	$1,377,624

Sales information from the United States does not include the impact of the High Density Film business, which is classified as discontinued operations.

Sales are attributed to countries/regions based upon the plant location from which products are shipped. Long-lived assets are comprised of property, plant and equipment, goodwill, and intangible assets (see Notes 7 and 8).

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

17. Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated comprehensive loss, net of tax as applicable, for the years ended December 31, 2004 and 2003:

	Foreign	Minimum		Accumulated
	Currency	Pension	Derivative	Other
	Translation	Liability	Financial	Comprehensive
	Adjustments	Adjustments	Instruments	Loss

Balance at January 1, 2003	$(161,809)	$(50,423)	$68	$(212,164)
Change during 2003	77,903	(3,403)	1,573	76,073

Balance at December 31, 2003	$(83,906)	$(53,826)	$1,641	$(136,091)
Change during 2004	36,917	(4,479)	498	32,936

Balance at December 31, 2004	$(46,989)	$(58,305)	$2,139	$(103,155)

The cumulative tax benefit of the Minimum Pension Liability Adjustments was $26,888 and $25,312 in 2004 and 2003, respectively. Additionally, the tax liability of Other items was $1,211 and $940 in 2004 and 2003, respectively. The 2004 tax effect on the Minimum Pension Liability Adjustments and Other was $1,576 and $(271), respectively.

18. New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, ‘Consolidation of Variable Interest Entities — an interpretation of ARB 51’ (FIN 46). FIN 46 addresses when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. It defines variable interest entities as those entities with a business purpose that either do not have equity investors with voting rights in proportion to such investors’ equity, or have investors that do not provide financial resources in proportion to such investors’ equity for the entity to support its activities and have equity investors that lack a controlling financial interest. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN 46 consolidation requirements applied immediately to variable interest entities created or obtained after January 31, 2003, but this had no impact on the Company’s 2003 financial statements. A modification to FIN 46 (FIN 46R) was released on December 17, 2003. FIN 46R delayed the effective date for variable interest entities created before February 1, 2003, with the exception of special-purpose entities, until the first fiscal year or interim period after December 15, 2003. As of January 1, 2004, the Company adopted FIN 46R. In conjunction with this adoption, the Company performed an evaluation of variable interest entities in which it has an ownership, contractual or other monetary interest. The adoption of FIN 46R did not have a material effect on the Company’s Consolidated Financial Statements.

In May 2004, the FASB issued FASB Staff Position 106-2, ‘Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003’ (FSP 106-2), which requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit costs to reflect the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2 supersedes FSP 106-1 and is effective for interim or annual reporting periods beginning after June 15, 2004. The Company adopted and retroactively applied FSP 106-2 as of the effective date. In response to the Company’s adoption of FSP 106-2, the accumulated postretirement benefit obligation was reduced by approximately $48,940, and net periodic benefit costs were reduced by approximately $9,077. See Note 12 for further information about the reduction in net periodic benefit costs.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

In October 2004, the President signed the American Jobs Creation Act of 2004. The American Jobs Creation Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the American Jobs Creation Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (the “ETI”) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The Company expects the net effect of the phase out of the ETI and the phase in of this new deduction to result in a decrease in the effective tax rate for fiscal years 2005 and 2006 of approximately .3 percentage point, based on current earnings levels. In the long term, the Company expects that the new deduction will result in a decrease of the annual effective tax rate by approximately one percentage point based on current earnings levels. The American Jobs Creation Act of 2004 creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations.

In December 2004, the FASB issued FASB Staff Position 109-1, ‘Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004’ (FSP 109-2). Under the guidance of FSP 109-1, the deduction will be treated as a “special deduction” as described in Statement of Financial Accounting Standards No. 109, ‘Accounting for Income Taxes’ (FAS 109). As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return.

In December 2004, the FASB issued FASB Staff Position 109-2, ‘Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004’ (FSP 109-2). Under the guidance of FSP 109-2, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the American Jobs Creation Act of 2004 on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS 109. The deduction is subject to a number of limitations. The Company has not yet decided whether, or to what extent, foreign earnings will be repatriated. Based on its analysis to date, however, it is possible that the Company may repatriate some amount between $0 to $100,000 with the respective tax liability ranging from $0 to $10,000. The Company expects to be in a position to finalize its assessment by June 30, 2005.

In December 2004, the FASB issued a revision to Statement of Financial Accounting Standards No. 123, ‘Share-Based Payment’ (FAS 123R), which requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. FAS 123R is effective for interim and annual periods beginning after June 15, 2005. The Company is planning to use the “modified prospective” transition method, which does not require restating previous periods’ results. No additional compensation expense would be recorded for any vested awards outstanding as of the effective date. As the Company does not expect to have any unvested awards that would be affected by FAS 123R outstanding as of the effective date, the adoption of FAS 123R will not have a material effect on the Company’s Consolidated Financial Statements for 2005. Although the Company continues to reevaluate the number of stock options to be granted each year, based on its current expectations, the Company expects that earnings per diluted share will decrease by approximately $.04 in 2006 and annually thereafter. The historical impact on net income and earnings per share if stock options had been expensed is set forth in Note 11.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

19. Selected Quarterly Financial Data

The following table sets forth selected quarterly financial data of the Company:

	First	Second	Third	Fourth
(Unaudited)	Quarter	Quarter	Quarter	Quarter

2004
Net sales	$695,416	$763,902	$811,117	$884,998
Gross profit	121,582	143,149	153,545	156,514
Income from continuing operations[1,2]	38,590	36,705	40,940	34,994
Income from discontinued operations	—	—	—	—
Net income	38,590	36,705	40,940	34,994

Per common share
Net income - basic	$.40	$.37	$.42	$.36
- diluted	.39	.37	.41	.35
Cash dividends - common	.21	.22	.22	.22
Market price - high	25.10	25.81	26.49	29.70
- low	22.86	23.93	24.70	25.50

2003
Net sales	$656,480	$684,567	$687,315	$729,964
Gross profit	123,915	123,762	120,415	130,347
Income from continuing operations[3]	27,313	21,370	10,457	19,038
Income from discontinued operations[4]	1,685	1,463	3,243	54,380
Net income	28,998	22,833	13,700	73,418

Per common share
Net income - basic	$.30	$.24	$.14	$.76
- diluted	.30	.24	.14	.75
Cash dividends - common	.21	.21	.21	.21
Market price - high	23.68	24.11	24.27	24.73
- low	19.47	20.75	22.10	20.64

[1]	Includes restructuring charges of $1,328 ($1,091 after tax), $5,768 ($4,604 after tax), $1,148 ($952 after tax) and $10,738 ($9,507 after tax) in the first, second, third and fourth quarter, respectively. The fourth quarter also includes income of $1,778 ($1,778 after tax) associated with the allocation of restructuring charges to the minority interest shareholder of Sonoco-Alcore S.a.r.l.

[2]	The fourth quarter of 2004 includes the correction associated with the misstatement of expenses in the Company’s wholly owned subsidiary in Spain. This correction totaled approximately $9,400, before and after tax, of which $2,200 was related to restructuring charges. Of the remaining $7,200, approximately $1,600 was associated with the first three quarters of 2004, approximately $1,300 was associated with 2003, approximately $300 was associated with 2002 and the remaining amount of approximately $4,000 was associated with 2001 and prior.

[3]	Includes restructuring charges of $1,137 ($728 after tax), $7,828 ($7,894 after tax), $24,170 ($15,594 after tax) and $16,921 ($11,113 after tax) in the first, second, third and fourth quarter, respectively. The fourth quarter also includes $1,455 expense ($1,455 after tax) associated with restructuring charges related to minority interest in affiliates.

[4]	Includes restructuring charges of $200 ($128 after tax) in the first quarter and a gain of approximately $63,112 ($49,433 after tax) associated with the sale of the High Density Film business in the fourth quarter of 2003.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

20. Valuation and Qualifying Accounts

	Column A	Column B - Additions				Column C		Column D
		Charged to						Balance
	Balance at	Costs and		Charged to				at End
	Beginning of Year	Expenses		Other		Deductions		of Year
2004
Allowance for Doubtful Accounts	$8,199	$4,186	[2]			$4,099	[1]	$8,286
LIFO Reserve	$10,462	$239	[3]					$10,701
Valuation Allowance on Deferred Tax Assets	$26,941	$7,777	[4]	$8,474	[2,4]			$43,192
2003
Allowance for Doubtful Accounts	$8,335	$5,132	[2]			$5,268	[1]	$8,199
LIFO Reserve	$10,284	$178	[3]					$10,462
Valuation Allowance on Deferred Tax Assets	$35,731	$13,617	[4]			$22,407	[2,4]	$26,941
2002
Allowance for Doubtful Accounts	$7,294	$6,057	[2]			$5,016	[1]	$8,335
LIFO Reserve	$10,352					$68	[3]	$10,284
Valuation Allowance on Deferred Tax Assets	$21,727	$14,004	[4,5]					$35,731

[1]	Includes amounts written off.

[2]	Includes translation adjustments.

[3]	Includes adjustments based on pricing an inventory levels.

[4]	Includes utilization and expiration of domestic capital loss carryforwards and increases from foreign net operating losses for which no tax benefit can be realized.

[5]	Increase related to net operating losses of foreign subsidiaries and additional capital losses for which no tax benefit can be realized.

21. Subsequent Events

Stock Options Grants

On February 1, 2005, the Company’s Board of Directors approved the issuance of 1,069,010 stock options to certain employees and non-employee directors.

On February 1, 2005, the Company issued options to purchase 242,000 shares of its common stock to executive officers under its previously shareholder approved Key Employee Stock Plan (the “Plan”). The options were granted at the prevailing market price on the date of grant and were immediately vested.

Performance-Based Stock Plans

On February 1, 2005, the Company also issued performance contingent restricted share units to executive officers under the Plan. Key provisions of the grants are:

1)	Awards vest in three years if performance targets are met, or in five years otherwise.

2)	The financial performance measures used to determine the amount of share units vested are corporate earnings per share (as adjusted to exclude certain items) and average return on net assets employed (“RONAE”).

In order for an executive officer to receive the maximum number of share units under the plan, cumulative corporate earnings per share growth must average 10% a year over the three-year period and RONAE must average between 9.5% to 10.5%, depending on capital invested in acquisitions over the three year period.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

If less than the threshold number of share units vest during the three year performance period, the remaining number of threshold shares will vest in five years from the date of grant, subject to a participant’s continued employment.

For corporate officers, the threshold number of share units granted under the plan in 2005 was 70,250, and the maximum number of share units granted under the plan in 2005 was 210,750.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures, as of the end of the year covered by this Annual Report on Form 10-K, were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, as evidenced by their attestation report, which appears on pages F-1 and F-2 of this Annual Report on Form 10-K, and is incorporated by reference here.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The sections entitled “Election of Directors,” “Information Concerning Directors Whose Terms Continue” and “Section 16(a) Beneficial Ownership Reporting Compliance” as shown on pages 7-12 and page 23, respectively of the Company’s definitive Proxy Statement for the annual meeting of shareholders to be held on April 20, 2005 (the “Proxy Statement”), set forth information with respect to the directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 and are incorporated herein by reference. Information about executive officers of the Company is set forth under Item 1 of this Annual Report on Form 10-K.

Hugh L. McColl, Jr. has served as a Director of the Company since 1972. Mr. McColl has been Chairman of McColl Brothers Lockwood (private bankers), Charlotte, North Carolina, since his retirement from Bank of America in 2001. He was Chairman and Chief Executive Officer and a director of Bank of America Corporation and NB Holdings Corporation and was Chief Executive Officer of Bank of America, N.A., Charlotte, North Carolina, from 1998 to 2001. He was Chief Executive Officer of the former NationsBank Corporation and its predecessor, NCNB Corporation, from 1983 to 1998. Mr. McColl is a director of Cousins Properties, Inc. and General Parts, Inc. As of December 31, 2004, Mr. McColl beneficially owned, directly or indirectly, 43,411 shares of the Company’s stock, including 26,600 shares that are subject to currently exercisable options granted by the Company under the 1996 Non-Employee Directors’ Stock Plan. Of the 43,411 shares, 11,882 shares are owned by Mrs. McColl, and Mr. McColl disclaims beneficial ownership of these shares. Also, as of December 31, 2004, Mr. McColl beneficially owned, directly or indirectly, 10,015 deferred compensation units. Mr. McColl, whose term will expire at the annual meeting of shareholders to be held on April 20, 2005, has decided to retire from the Company’s Board of Directors and will not be a candidate for re-election.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Audit Committee Members — The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The audit committee is comprised of the following members: Thomas E. Whiddon, Chairman, Charles J. Bradshaw, Robert J. Brown, James L. Coker, Paul Fulton, Edgar H. Lawton, III and Pamela S. Lewis.

Audit Committee Financial Expert — The Company’s Board of Directors has determined that the Company has at least one “audit committee financial expert,” as that term is defined by Item 401(h) of Regulation S-K promulgated by the Securities and Exchange Commission, serving on its audit committee. The Chairman of the audit committee, Thomas E. Whiddon, meets the terms of the definition and is independent based on the criteria in the New York Stock Exchange Listing Standards. Pursuant to the terms of Item 401(h) of Regulation S-K, a person who is determined to be an “audit committee financial expert” will not be deemed an expert for any purpose as a result of being designated or identified as an “audit committee financial expert” pursuant to Item 401, and such designation or identification does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and Board of Directors in the absence of such designation or identification. Further, the designation or identification of a person as an “audit committee financial expert” pursuant to Item 401 does not affect the duties, obligations or liability of any other member of the audit committee or Board of Directors.

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

The Company’s Corporate Governance Guidelines, Audit Committee Charter, Nominating Committee Charter and Compensation Committee Charter are available through the Company’s Internet site, www.sonoco.com. This information is available in print to any shareholder who requests it.

Item 11. Executive Compensation

Information with respect to the compensation of directors and certain executive officers as shown on pages 21 and 22 of the Company’s definitive Proxy Statement under the captions “Directors’ Compensation” and “Compensation Committee Interlocks and Insider Participation,” and on pages 33-37 under the captions “Summary Compensation Table,” “Long-Term Incentive Plans — Awards in Last Fiscal Year,” “Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values,” “Option Grants in Last Fiscal Year,” and “Pension Plan Table,” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information with respect to the beneficial ownership of the Company’s Common Stock by management and others as shown on page 23 of the Company’s definitive Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners” and on pages 24 and 25 under the caption “Security Ownership of Management” is incorporated herein by reference.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Equity Compensation Plan Information

The following table sets forth aggregated information about all of the Company’s compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance as of December 31, 2004:

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,042,480	24.03	4,548,237
Equity compensation plans not approved by security holders	—	—	—
Total	9,042,480	24.03	4,548,237

Item 13. Certain Relationships and Related Transactions

The following items contained in the Company’s definitive Proxy Statement are incorporated herein by reference: the sections titled “Compensation Committee Interlocks and Insider Participation” on pages 21 and 22; and “Certain Relationships and Related Transactions” on page 22.

Item 14. Principal Accounting Fees and Services

Information about fees billed by the Company’s principal accountant as shown on pages 39 and 40 of the Company’s definitive Proxy Statement under the captions “Independent Auditors — Fees Paid to PricewaterhouseCoopers” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” is incorporated herein by reference.

PART IV

Item 15.		Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements — The following financial statements are provided on pages F-1 through F-36 of this report:

–	Consolidated Balance Sheets as of December 31, 2004 and 2003

–	Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

–	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002

–	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

–	Notes to Consolidated Financial Statements, and

–	Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules — All schedules are omitted because they are not required, are not applicable or the required information is given in the financial statements or notes thereto.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

3. Exhibits

3-1	Articles of Incorporation, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 1999)

3-2	By-Laws, as amended (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2003)

4-1	Instruments Defining the Rights of Securities Holders, including Indentures (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

4-2	First Supplemental Indenture, dated as of June 23, 2004 between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 2004)

4-3	Form of Note for 5.625% Notes due 2016 (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

10-1	1991 Sonoco Products Company Key Employee Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002)

10-2	Sonoco Products Company 1996 Non-Employee Directors’ Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2003)

10-3	Sonoco Savings Plan (incorporated by reference to the Registrant’s Form S-8 filed October 28, 2002 (File No. 333-100799))

10-4	Credit Agreement, dated as of July 7, 2004, among Sonoco Products Company, the several lenders from time to time party thereto and Bank of America, N.A., as agent (incorporated by reference to the Registrant’s Form 10-Q for the quarter ending June 27, 2004)

10-5	Deferred Compensation Plan for Corporate Officers of Sonoco Products Company (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002)

10-6	Omnibus Benefit Restoration Plan of Sonoco Products Company (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002)

10-7	Registration Rights Agreement, dated as of June 23, 2004 between Registrant and Bank of America Securities LLC and Deutsche Bank Securities Inc. (incorporated by reference to the Registrant’s Form 10-Q for the quarter ending June 27, 2004)

10-8	Contribution Agreement, dated April 19, 2004, between Registrant and Ahlstrom Corporation (incorporated by reference to the Registrant’s Form 10-Q for the quarter ending June 27, 2004)

10-9	Form of Executive Bonus Life Agreement between the Company and each of the persons who are named executive officers, as defined in Regulation S-K, Item 402(a)(3), and between the Company and certain other executive officers (incorporated by reference to the Registrant’s Form 10-Q for the quarter ending September 26, 2004)

10-10	Form of Executive Bonus Life Agreement between the Company and Charles L. Sullivan, Jr.

10-11	Description of Long-Term Restricted Stock Unit Grants (incorporated by reference to the Registrant’s Form 8-K filed February 7, 2005)

10-12	Description of Retirement Agreement with Charles W. Coker (incorporated by reference to the Registrant’s Form 8-K filed February 7, 2005)

12	Statements re: Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

99	Proxy Statement, filed in conjunction with annual shareholders’ meeting scheduled for April 20, 2005 (to be filed within 120 days after December 31, 2004)

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of March 2005.

SONOCO PRODUCTS COMPANY

/s/ Harris E. DeLoach, Jr.

Harris E. DeLoach, Jr.
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 2nd day of March 2005.

/s/C. J. Hupfer

C. J. Hupfer
Vice President and Chief Financial Officer
(principal financial and accounting officer)

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

SIGNATURES, Continued

/s/ C. W. Coker	Director (Chairman)

C. W. Coker

/s/ H. E. DeLoach, Jr.	President, Chief Executive Officer and

H. E. DeLoach, Jr.	Director

/s/ C. J. Bradshaw	Director

C. J. Bradshaw

/s/ R. J. Brown	Director

R. J. Brown

Director

F. L. H. Coker

/s/ J. L. Coker	Director

J. L. Coker

Director

C. C. Fort

/s/ P. Fulton	Director

P. Fulton

Director

B. L. M. Kasriel

/s/ E. H. Lawton, III	Director

E. H. Lawton, III

/s/ P. S. Lewis	Director

P. S. Lewis

Director

J. E. Linville

Director

H. L. McColl, Jr.

Director

J. M. Micali

Director

J. H. Mullin, III

/s/ T. E. Whiddon	Director

T. E. Whiddon

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

EXHIBIT INDEX

3-1	Articles of Incorporation, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 1999)

3-2	By-Laws, as amended (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2003)

4-1	Instruments Defining the Rights of Securities Holders, including Indentures (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

4-2	First Supplemental Indenture, dated as of June 23, 2004 between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 2004)

4-3	Form of Note for 5.625% Notes due 2016 (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

10-1	1991 Sonoco Products Company Key Employee Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002)

10-2	Sonoco Products Company 1996 Non-Employee Directors’ Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2003)

10-3	Sonoco Savings Plan (incorporated by reference to the Registrant’s Form S-8 filed October 28, 2002 (File No. 333-100799))

10-4	Credit Agreement, dated as of July 7, 2004, among Sonoco Products Company, the several lenders from time to time party thereto and Bank of America, N.A., as agent (incorporated by reference to the Registrant’s Form 10-Q for the quarter ending June 27, 2004)

10-5	Deferred Compensation Plan for Corporate Officers of Sonoco Products Company (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002)

10-6	Omnibus Benefit Restoration Plan of Sonoco Products Company (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002)

10-7	Registration Rights Agreement, dated as of June 23, 2004 between Registrant and Bank of America Securities LLC and Deutsche Bank Securities Inc. (incorporated by reference to the Registrant’s Form 10-Q for the quarter ending June 27, 2004)

10-8	Contribution Agreement, dated April 19, 2004, between Registrant and Ahlstrom Corporation (incorporated by reference to the Registrant’s Form 10-Q for the quarter ending June 27, 2004)

10-9	Form of Executive Bonus Life Agreement between the Company and each of the persons who are named executive officers, as defined in Regulation S-K, Item 402(a)(3), and between the Company and certain other executive officers (incorporated by reference to the Registrant’s Form 10-Q for the quarter ending September 26, 2004)

10-10	Form of Executive Bonus Life Agreement between the Company and Charles L. Sullivan, Jr.

10-11	Description of Long-Term Restricted Stock Unit Grants (incorporated by reference to the Registrant’s Form 8-K filed February 7, 2005)

10-12	Description of Retirement Agreement with Charles W. Coker (incorporated by reference to the Registrant’s Form 8-K filed February 7, 2005)

12	Statements re: Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

99	Proxy Statement, filed in conjunction with annual shareholders’ meeting scheduled for April 20, 2005 (to be filed within 120 days after December 31, 2004)