Form 10-Q
period 2005-03-27
SONOCO PRODUCTS CO
filed 2005-04-28
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-516

SONOCO PRODUCTS COMPANY

Incorporated under the laws	I.R.S. Employer Identification
of South Carolina	No. 57-0248420

1 N. Second St.
Hartsville, South Carolina 29550
Telephone: 843/383-7000

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

Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at March 27, 2005:

Common stock, no par value: 99,222,460

SONOCO PRODUCTS COMPANY

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets – March 27, 2005 (unaudited) and December 31, 2004
Condensed Consolidated Statements of Income – Three Months Ended March 27, 2005 (unaudited) and March 28, 2004 (unaudited)
Condensed Consolidated Statements of Cash Flow – Three Months Ended March 27, 2005 (unaudited) and March 28, 2004 (unaudited)
Notes to Condensed Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Item 4. Controls and Procedures.
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders.
Item 6. Exhibits.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands)

	March 27,
	2005	December 31,
	(unaudited)	2004*
Assets

Current Assets
Cash and cash equivalents	$127,318	$117,725
Trade accounts receivable, net of allowances	430,193	390,024
Other receivables	33,385	37,457
Inventories:
Finished and in process	133,317	123,924
Materials and supplies	193,133	191,087
Prepaid expenses and other	52,655	61,895

	970,001	922,112
Property, Plant and Equipment, Net	990,894	1,007,295
Goodwill	568,422	570,508
Other Intangible Assets	86,439	88,790
Other Assets	448,243	452,614

Total Assets	$3,063,999	$3,041,319

Liabilities and Shareholders’ Equity

Current Liabilities
Payable to suppliers	$272,863	$274,224
Accrued expenses and other	247,760	255,973
Notes payable and current portion of long-term debt	105,477	93,754
Accrued taxes	22,378	15,935

	648,478	639,886
Long-Term Debt	807,489	813,207
Pension and Other Postretirement Benefits	145,162	148,214
Deferred Income Taxes and Other	286,348	287,133
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 99,222 and 98,793 shares outstanding, of which 98,947 and 98,500 were issued at March 27, 2005 and December 31, 2004, respectively	7,175	7,175
Capital in excess of stated value	387,519	376,750
Accumulated other comprehensive loss	(105,561)	(103,155)
Retained earnings	887,389	872,109

Total Shareholders’ Equity	1,176,522	1,152,879

Total Liabilities and Shareholders’ Equity	$3,063,999	$3,041,319

* The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended
	March 27,	March 28,
	2005	2004
Net sales	$814,438	$695,416
Cost of sales	666,122	573,834
Selling, general and administrative expenses	80,797	68,225
Restructuring charges (see Note 3)	5,042	1,328

Income before interest and income taxes	62,477	52,029
Interest expense	11,061	9,923
Interest income	(1,666)	(1,175)

Income before income taxes	53,082	43,281
Provision for income taxes	19,179	5,945

Income before equity in earnings of affiliates/minority interest in subsidiaries	33,903	37,336
Equity in earnings of affiliates/minority interest in subsidiaries	3,086	1,254

Net income	$36,989	$38,590

Average common shares outstanding:
Basic	98,970	97,608

Diluted	100,449	98,181

Per common share
Net income:
Basic	$0.37	$0.40

Diluted	$0.37	$0.39

Cash dividends — common	$0.22	$0.21

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended
	March 27,	March 28,
	2005	2004
Cash Flows from Operating Activities:
Net income	$36,989	$38,590
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	1,682	223
Depreciation, depletion and amortization	38,604	36,970
Equity in earnings of affiliates/minority interest in subsidiaries	(3,086)	(1,254)
Cash dividends from affiliated companies	—	950
Loss on disposition of assets	959	51
Deferred taxes	(77)	(64)
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Receivables	(38,780)	(37,629)
Inventories	(12,999)	(19,798)
Prepaid expenses	6,423	(7,724)
Payables and taxes	(9,789)	6,340
Other assets and liabilities	2,658	6,422

Net cash provided by operating activities	22,584	23,077

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(28,933)	(24,908)
Proceeds from the sale of assets	2,911	991

Net cash used in investing activities	(26,022)	(23,917)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	22,834	10,577
Principal repayment of debt	(9,888)	(2,761)
Net increase in commercial paper borrowings	2,000	—
Net increase in bank overdrafts	10,863	5,419
Cash dividends — common	(21,709)	(20,457)
Common shares issued	9,680	10,963

Net cash provided by financing activities	13,780	3,741

Effects of Exchange Rate Changes on Cash	(749)	156

Net Increase in Cash and Cash Equivalents	9,593	3,057
Cash and cash equivalents at beginning of period	117,725	84,854

Cash and cash equivalents at end of period	$127,318	$87,911

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 1:	Basis of Interim Presentation

In the opinion of the management of Sonoco Products Company (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three months ended March 27, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

With respect to the unaudited condensed consolidated financial information of the Company for the three month periods ended March 27, 2005 and March 28, 2004 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 26, 2005 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

The Financial Accounting Standards Board (FASB) has issued FASB Staff Position 106-2, ‘Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003’ (FSP 106-2), which requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit costs to reflect the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2 was effective for interim or annual reporting periods beginning after June 15, 2004. The Company adopted and retroactively applied FSP 106-2 as of the effective date. The Company has restated its Condensed Consolidated Statement of Income for the three months ended March 28, 2004 to reflect the reduction in net periodic benefit costs, as required by FSP 106-2. The impact of retroactively applying FSP 106-2 was a decrease to “Selling, general and administrative expenses” of $2,270 and an increase to “Provision for income taxes” of $520 on the Condensed Consolidated Statement of Income for the three months ended March 28, 2004.

Note 2:	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 27, 2005	March 28, 2004
Numerator:
Net income	$36,989	$38,590

Denominator:
Average common shares outstanding	98,970	97,608
Dilutive effect of:
Employee stock options	999	365
Contingent employee share awards	480	208

Dilutive shares outstanding	100,449	98,181

Reported net income per common share:
Basic	$0.37	$0.40

Diluted	$0.37	$0.39

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Stock options to purchase approximately 1,155 and 5,378 shares at March 27, 2005 and March 28, 2004, respectively, were not dilutive and, therefore, are excluded from the computations of diluted income per common share amounts. No adjustments were made to reported net income in the computations of earnings per share.

Note 3:	Restructuring Programs

In August 2003, the Company announced general plans to reduce its overall cost structure by $54,000 pretax by realigning and centralizing a number of staff functions and eliminating excess plant capacity. Pursuant to these plans, the Company has initiated or completed 16 plant closings and has terminated approximately 950 employees. As of March 27, 2005, the Company had incurred cumulative charges, net of adjustments, of $78,132 pretax associated with these activities. Of this amount, $50,684 was related to the Engineered Carriers and Paper segment, $18,994 was related to the Consumer Packaging segment, $333 was attributed to the Packaging Services segment, $2,814 was related to All Other Sonoco, and $5,307 was associated with Corporate. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $49,759, asset impairment charges of $16,091 and other exit costs of $12,282. The Company expects to recognize an additional cost of approximately $10,535 pretax in the future associated with these activities, which is comprised of approximately $2,160 in severance and termination benefits, $5,200 in asset impairment and $3,175 in other exit costs. Of this amount, approximately $9,419 is related to the Engineered Carriers and Paper segment and approximately $1,116 is related to the Consumer Packaging segment. Included in these expected future costs is $7,800 pretax associated with the closing of the Company’s recycled paperboard mill located in Downingtown, Pa, which is reported in the Engineered Carriers and Paper segment. This amount is comprised of approximately $2,000 in severance and termination benefits, $5,200 in asset impairment and $600 in other exit costs. The decision to close the Downingtown mill was made on April 7, 2005, and therefore, no restructuring charges related to this event were recorded in the quarter ended March 27, 2005. See Note 12 for more information on the closing of the Downingtown mill. The Company also expects to announce the closing of up to three additional plants in furtherance of these plans.

During the three months ended March 27, 2005, the Company recognized restructuring charges, net of adjustments, of $5,042 ($3,646 after tax), which are reflected as “Restructuring charges” on the Company’s Condensed Consolidated Statements of Income. Of these charges, $2,302 was attributed to the Engineered Carriers and Paper segment and $2,740 was related to the Consumer Packaging. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $1,437, asset impairment charges of $1,682 and other exit costs of $1,923.

During the three months ended March 27, 2005, the Company also recorded non-cash income in the amount of $528 after tax in order to reflect Ahlstrom’s portion of restructuring costs that were charged to expense. This income, which resulted from the expected closure of certain plants that the Company contributed to Sonoco-Alcore, is included in “Equity in earnings of affiliates/minority interest in subsidiaries” in the Company’s Condensed Consolidated Statements of Income.

During the three months ended March 28, 2004, the Company recognized restructuring charges, net of adjustments, of $1,328 ($861 after tax). Of these charges, $877 was attributed to the Engineered Carriers and Paper segment, $101 was related to the Consumer Packaging segment and $350 was associated with All Other Sonoco. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $575, asset impairment charges of $223 and other exit costs of $530.

The following table sets forth the activity in the restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. Restructuring charges are included in “Restructuring charges” on the Company’s Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

	Severance
	and		Other
	Termination	Asset	Exit
	Benefits	Impairment	Costs	Total
Beginning liability
December 31, 2004	$6,674	$—	$5,168	$11,842
New charges	1,437	1,682	1,923	5,042
Cash payments	(1,282)	—	(1,911)	(3,193)
Asset impairment	—	(1,673)	—	(1,673)
Foreign currency translation	(63)	(9)	(65)	(137)
Adjustments	51	—	(51)	—

Ending liability
March 27, 2005	$6,817	$—	$5,064	$11,881

During the three months ended March 27, 2005, the Company recognized writeoffs of impaired equipment and facilities in the Engineered Carriers and Paper segment in the amount of $315 and in the Consumer Packaging segment in the amount of $1,367. Other exit costs are primarily associated with lease termination and other miscellaneous plant closing costs.

The Company expects to pay the remaining restructuring costs, with the exception of ongoing pension subsidies and certain building lease termination expenses, by the end of fiscal year 2005, using cash generated from operations.

Note 4: Comprehensive Income

The following table reconciles net income to comprehensive income:

	Three Months Ended
	March 27, 2005	March 28, 2004
Net income	$36,989	$38,590
Other comprehensive income:
Foreign currency translation adjustments	(6,565)	(4,224)
Changes in derivative financial instruments, net of income tax	4,159	875

Comprehensive income	$34,583	$35,241

The following table summarizes the components of accumulated other comprehensive income and the changes in accumulated other comprehensive income, net of tax as applicable, for the three months ended March 27, 2005:

	Foreign	Minimum		Accumulated
	Currency	Pension	Derivative	Other
	Translation	Liability	Financial	Comprehensive
	Adjustment	Adjustment	Instruments	Loss
Balance at
December 31, 2004	$(46,989)	$(58,305)	$2,139	$(103,155)
Year-to-date change	(6,565)	—	4,159	(2,406)

Balance at
March 27, 2005	$(53,554)	$(58,305)	$6,298	$(105,561)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The cumulative tax benefit of the Minimum Pension Liability Adjustments was $26,888 at March 27, 2005 and December 31, 2004. Additionally, the deferred tax liability of Derivative Financial Instruments was $3,542 and $1,211 at March 27, 2005 and December 31, 2004, respectively. The tax effect on Derivative Financial Instruments for the three months ended March 27, 2005 was $(2,331). There was no tax effect on the Minimum Pension Liability Adjustments during the three months ended March 27, 2005.

Note 5: Goodwill and Other Intangible Assets

Goodwill

A summary of the changes in goodwill for the quarter ended March 27, 2005 is as follows:

	Engineered
	Carriers	Consumer	Packaging
	and Paper	Packaging	Services	All Other
	Segment	Segment	Segment	Sonoco	Total
Balance as of January 1, 2005	$183,671	$172,630	$148,268	$65,939	$570,508
Goodwill purchase price adjustments	455	—	—	—	455
Foreign currency translation	(2,524)	80	(52)	(45)	(2,541)

Balance as of March 27, 2005	$181,602	$172,710	$148,216	$65,894	$568,422

Other Intangible Assets

A summary of other intangible assets as of March 27, 2005 and December 31, 2004 is as follows:

	March 27, 2005		December 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Patents	$3,378	$(2,906)	$3,378	$(2,843)
Customer lists	88,244	(9,710)	88,791	(8,251)
Land use rights	6,011	(2,144)	6,011	(2,107)
Supply agreements	5,261	(4,489)	5,261	(4,444)
Other	6,650	(3,856)	6,644	(3,650)

Total	$109,544	$(23,105)	$110,085	$(21,295)

Intangible assets are amortized, usually on a straight-line basis, over their respective useful lives, which generally range from three to fifteen years. Aggregate amortization expense on intangible assets was $1,847 and $1,132 for the three months ended March 27, 2005 and March 28, 2004, respectively. Amortization expense on the other intangible assets identified in the table above is expected to approximate $7,300 in 2005, $7,100 in 2006, $6,700 in 2007, $6,500 in 2008 and $5,900 in 2009.

Note 6: Dividend Declarations

On February 2, 2005, the Board of Directors declared a regular quarterly dividend of $0.22 per share. This dividend was paid March 10, 2005 to all shareholders of record as of February 18, 2005.

On April 20, 2005, the Board of Directors declared a regular quarterly dividend of $0.23 per share. This dividend is payable June 10, 2005 to all shareholders of record as of May 20, 2005.

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

	Three Months Ended
	March 27, 2005	March 28, 2004
Net income, as reported	$36,989	$38,590
Add: Stock-based employee compensation cost, net of related tax effects, included in net income, as reported	889	399
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,054)	(1,243)

Proforma net income	$32,824	$37,746

Earnings per share:
Basic – as reported	$0.37	$0.40
Basic – proforma	$0.33	$0.39
Diluted – as reported	$0.37	$0.39
Diluted – proforma	$0.33	$0.38

Under FAS 123, stock-based employee compensation expense determined using the fair value method is recognized over the vesting period of the stock options. Stock options for the 2005 plan year were granted in the first quarter of 2005 and vested on the date of the grant. This immediate vesting would have resulted in the recognition of all of the Company’s stock-based employee compensation in the first quarter of 2005 under FAS 123. Stock options for the 2004 plan year were granted in the first quarter of 2004 and vested over a one-year period. Therefore, under FAS 123, the Company would have only recognized approximately one-fourth of its stock-based employee compensation in the first quarter of 2004. The annual expense would not have been materially different between 2005 and 2004.

Note 8: Employee Benefit Plans

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The components of net periodic benefit cost include the following:

	Three Months Ended
	March 27, 2005	March 28, 2004
Retirement Plans
Service cost	$6,580	$5,720
Interest cost	15,075	14,490
Expected return on plan assets	(17,905)	(16,490)
Amortization of net transition obligation	155	150
Amortization of prior service cost	380	390
Amortization of net actuarial loss	5,705	5,290

Net periodic benefit cost	$9,990	$9,550

Retiree Health and Life Insurance Plans
Service cost	$1,020	$900
Interest cost	2,050	2,110
Expected return on plan assets	(725)	(885)
Amortization of prior service cost	(1,540)	(1,540)
Amortization of net actuarial loss	1,355	1,255

Net periodic benefit cost	$2,160	$1,840

During the three months ended March 27, 2005, the Company made contributions of $2,340 to its retirement and retiree health and life insurance plans. The Company anticipates that it will make additional contributions of approximately $23,000 in 2005.

Note 9: New Accounting Pronouncements

The American Jobs Creation Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the American Jobs Creation Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (the “ETI”) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The Company expects the net effect of the phase out of the ETI and the phase in of this new deduction to result in a decrease in the effective tax rate for fiscal years 2005 and 2006 of approximately 0.2 percentage point based on current earnings levels. In the long term, the Company expects that the new deduction will result in a decrease of the annual effective tax rate by approximately one percentage point based on current earnings levels. The American Jobs Creation Act of 2004 also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations.

In December 2004, the FASB issued FASB Staff Position 109-1, ‘Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004’ (FSP 109-2). Under the guidance of FSP 109-1, the deduction will be treated as a “special deduction” as described in Statement of Financial Accounting Standards No. 109, ‘Accounting for Income Taxes’ (FAS 109). As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return. In December 2004, the FASB issued FASB Staff Position 109-2, ‘Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004’ (FSP 109-2). Under the guidance of FSP 109-2, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the American Jobs Creation Act of 2004 on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS 109. The deduction is subject to a number of limitations. The Company has not yet decided whether, or to what extent, foreign earnings will be repatriated, however, depending on the source countries involved, withholding tax may be incurred on any distribution. Based on its

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

analysis to date, it is possible that the Company may repatriate some amount between $0 to $100,000 with the respective tax liability ranging from $0 to $10,000. The Company expects to be in a position to finalize its assessment by September 30, 2005.

In December 2004, the FASB issued a revision to Statement of Financial Accounting Standards No. 123, ‘Share-Based Payment’ (FAS 123R), which requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. In April 2005, the Securities and Exchange Commission delayed the effective date of FAS 123R to annual periods beginning after June 15, 2005. The Company is planning to use the “modified prospective” transition method, which does not require restating previous periods’ results. No additional compensation expense would be recorded for any vested awards outstanding as of the effective date. Although the Company continues to reevaluate the number of stock options to be granted each year, based on its current expectations, the Company expects that earnings per diluted share will decrease by approximately $.04 in 2006 and annually thereafter.

Note 10: Financial Segment Information

Sonoco reports its results in three segments, Consumer Packaging, Engineered Carriers and Paper and Packaging Services. Certain smaller operations are reported as All Other Sonoco.

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

The Packaging Services segment provides the following products and services: point-of-purchase displays; folding cartons; packaging fulfillment; product handling; brand management; and supply chain management.

All Other Sonoco represents the activities and businesses of the Company’s consolidated subsidiaries that do not meet the aggregation criteria outlined in Statement of Financial Accounting Standards No. 131, ‘Disclosures about Segments of an Enterprise and Related Information’ (FAS 131), and therefore, cannot be combined with other operating segments into a reportable segment. All Other Sonoco includes the following products: wooden, metal and composite reels for wire and cable packaging; molded plastics; custom designed protective packaging; adhesives; machinery manufacturing; and specialty packaging.

The following table sets forth net sales, intersegment sales and operating profit for the Company’s three reportable segments and All Other Sonoco. Operating profit at the segmental level is defined as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income adjusted for restructuring charges, which are not allocated to the financial segments.

FINANCIAL SEGMENT INFORMATION (Unaudited)

	Three Months Ended
	March 27, 2005	March 28, 2004
Net Sales:
Consumer Packaging	$276,855	$256,405
Engineered Carriers and Paper	353,155	313,488
Packaging Services	104,738	53,073
All Other Sonoco	79,690	72,450

Consolidated	$814,438	$695,416

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

	Three Months Ended
	March 27, 2005	March 28, 2004
Intersegment Sales:
Consumer Packaging	$1,157	$869
Engineered Carriers and Paper	19,062	18,798
Packaging Services	53	66
All Other Sonoco	7,849	7,336

Consolidated	$28,121	$27,069

Income before income taxes:
Consumer Packaging – Operating Profit	$22,332	$18,806
Engineered Carriers and Paper – Operating Profit	25,236	21,701
Packaging Services – Operating Profit	10,599	5,577
All Other Sonoco – Operating Profit	9,352	7,273
Restructuring charges	(5,042)	(1,328)
Interest, net	(9,395)	(8,748)

Consolidated	$53,082	$43,281

Note 11: Commitments and Contingencies

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

Environmental Matters

The Company has been named as a potentially responsible party at several environmentally contaminated sites not owned by the Company. These regulatory actions and a small number of private party lawsuits represent the Company’s largest potential environmental liabilities. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing agreements with other potentially responsible parties with respect to a particular site. Such agreements relate to the sharing of legal defense costs or clean-up costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away. Accordingly, the ultimate cost to the Company with respect to such sites cannot be determined. As of March 27, 2005 and December 31, 2004, the Company had accrued $4,410 and $4,440, respectively, related to environmental contingencies. Actual costs to be incurred for these environmental matters in future periods may vary from current estimates because of the inherent uncertainties in evaluating environmental exposures.

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

Note 12: Subsequent Events

On April 7, 2005, the Company announced that it would not reopen its recycled paperboard mill located in Downingtown, Pa., which was damaged in a fire on March 20, 2005. Although the fire caused less than $500 in damage to the mill, which has an annual production capacity of approximately 73,000 tons, incremental productivity improvements across the Company’s paper mill system have created adequate capacity to assimilate the volume currently produced at the Downingtown mill.

The Company expects to incur restructuring charges of $7,800 pretax associated with the closing of the Downingtown mill. This amount is comprised of approximately $2,000 in severance and termination benefits, $5,200 in asset impairment and $600 in other exit costs.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of Sonoco Products Company:

We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of March 27, 2005, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 27, 2005 and March 28, 2004. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended (not present herein), and in our report dated March 1, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/PricewaterhouseCoopers LLP

Charlotte, North Carolina
April 26, 2005

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

Results of Operations

Company Overview

Net sales for the first quarter of 2005 were $814 million, compared to $695 million for the first quarter of 2004.

The components of the sales change were:

($ in millions)

Volume	$7
Selling price	23
Currency exchange rate	12
Acquisitions	76
Other	1

Total sales increase	$119

The increase related to acquisitions was primarily due to the purchase of CorrFlex Graphics, LLC (“CorrFlex”) in May 2004 and the formation of the joint venture between the European engineered carriers and coreboard operations of Sonoco and Ahlstrom Corporation (“Ahlstrom”), which is known as Sonoco-Alcore. Average selling prices in the majority of the Company’s businesses were up in the first quarter of 2005, compared with the same period in 2004. Company-wide sales volumes during the first quarter of 2005 were up approximately 12% over the same period in 2004. The sales volumes for the first quarter of 2005 include those from Sonoco-Alcore and Sonoco CorrFlex. Excluding volumes from these newly acquired businesses, company-wide sales volumes for the first quarter of 2005 were up approximately 1% over the first quarter of 2004, despite the fact that the first quarter of 2005 had two fewer days than the first quarter of 2004.

SONOCO PRODUCTS COMPANY

Income before income taxes totaled approximately $53 million in the first quarter of 2005, compared to approximately $43 million for the same period in 2004. This increase was due to the acquisition of CorrFlex as well as reduced costs, which resulted from ongoing productivity and purchasing initiatives. Also contributing to this increase was a favorable price/cost relationship in the Company’s global engineered carriers and paper business. These increases were partially offset by costs associated with the integration of the European paper-based tube/core and coreboard operations of Sonoco and Ahlstrom in conjunction with the formation of Sonoco-Alcore, continued weak general economic conditions in Europe and start-up costs associated with the Company’s new rigid plastic container plant in Wisconsin. Income before income taxes included pretax charges in connection with the Company’s previously announced restructuring actions of approximately $5 million and $1 million for the first quarter of 2005 and 2004, respectively. These restructuring charges were not allocated to the operating segments. Income before income taxes for the first quarter of 2004 also included a pretax charge of approximately $5 million associated with an unfavorable legal judgment that was entered against the Company.

The effective tax rate for the quarter ended March 27, 2005 was 36.1%, compared to 13.7% for the quarter ended March 28, 2004. Included in the effective tax rate for 2004 was the impact of the recognition of certain tax benefits. These tax benefits totaled approximately $9 million and resulted from the Internal Revenue Service closing its examination of the Company’s tax returns for years 1999 through 2001.

Reportable Segments

The Company reports results in three segments, Consumer Packaging, Engineered Carriers and Paper and Packaging Services. All Other Sonoco represents the activities and businesses of the Company’s consolidated subsidiaries that do not meet the aggregation criteria outlined in Statement of Financial Accounting Standards No. 131, ‘Disclosures about Segments of an Enterprise and Related Information’ (FAS 131) and therefore cannot be combined with other operating segments into a reportable segment.

Operating profit at the segmental level is defined as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income, adjusted for restructuring charges, which are not allocated to the reportable segments. General corporate expenses, with the exception of restructuring charges, interest and income taxes, have been allocated as operating costs to each of the Company’s reportable segments and All Other Sonoco. See Note 10 to the Company’s Condensed Consolidated Financial Statements for more information on reportable segments.

Consumer Packaging Segment

The Consumer Packaging segment includes the following products: round and shaped rigid packaging, both composite and plastic; printed flexible packaging; and metal and plastic ends and closures.

Net sales of the Consumer Packaging segment for the first quarter of 2005 totaled approximately $277 million, compared to approximately $256 million in the first quarter of 2004. This increase was due primarily to increased volumes and selling prices in composite cans, rigid plastic containers and flexible packaging.

Operating profit, as defined above, for the Consumer Packaging segment in the first quarter of 2005 was approximately $22 million, up from approximately $19 million for the same period in 2004. This increase resulted primarily from reduced costs related to on-going productivity initiatives as well as higher volume. These favorable impacts were partially offset by a negative price/cost relationship and start-up costs at a new facility. The negative price/cost relationship resulted primarily from continued increases in steel cost that have not yet been offset by contractual pass-through provisions.

Engineered Carriers and Paper Segment

The Engineered Carriers and Paper segment includes the following products: high-performance paper and composite engineered carriers; paperboard; fiber-based construction tubes and forms; and recovered paper.

SONOCO PRODUCTS COMPANY

Net sales of the Engineered Carriers and Paper segment for the first quarter of 2005 totaled approximately $353 million, compared to approximately $313 million in the first quarter of 2004. This increase was due primarily to the formation of Sonoco-Alcore, which resulted in an increase in net sales of approximately $35 million in the first quarter of 2005, compared to the same period in 2004. Net sales in this segment were also favorably impacted by higher selling prices.

Operating profit, as defined above, for the Engineered Carriers and Paper segment in the first quarter of 2005 was approximately $25 million, up from approximately $22 million for the same period in 2004. Operating profit for the first quarter of 2004 included a pretax charge of approximately $5 million, which related to an unfavorable legal judgment against the Company. As this was an unusual charge that did not recur in the first quarter of 2005, operating profit in this segment increased year-over-year. Operating profit was negatively impacted by costs associated with the integration of Sonoco and Ahlstrom operations in Europe and the impact on volumes of weak European general economic conditions. These negative factors were partially offset by a favorable price/cost relationship in North America and productivity improvements and cost reductions resulting from restructuring actions.

Packaging Services Segment

The Packaging Services segment provides the following products and services: point-of-purchase displays; folding cartons; packaging fulfillment; product handling; brand management; and supply chain management.

Net sales of the Packaging Services segment for the first quarter of 2005 totaled approximately $105 million, compared to approximately $53 million in the first quarter of 2004. This increase was due to almost entirely to the acquisition of CorrFlex, which resulted in an increase in net sales of approximately $49 million in the first quarter of 2005, compared to the same period in 2004.

Operating profit, as defined above, for the Packaging Services segment was approximately $11 million in the first quarter of 2005, compared to approximately $6 million for the same period in 2004. This increase also resulted primarily from the acquisition of CorrFlex. Productivity initiatives also positively impacted operating profit for this segment.

All Other Sonoco

All Other Sonoco includes the following products: wooden, metal and composite reels for wire and cable packaging; molded plastics; custom designed protective packaging; adhesives; machinery manufacturing; and specialty packaging.

Net sales of All Other Sonoco for the first quarter of 2005 totaled approximately $80 million, compared to approximately $72 million in the first quarter of 2004. This increase was primarily due to higher selling prices and volume in molded and extruded plastics, wire and cable reels, and protective packaging.

Operating profit, as defined above, for All Other Sonoco was approximately $9 million in the first quarter of 2005, compared to approximately $7 million for the same period in 2004. This increase resulted primarily from on-going productivity initiatives and a favorable price/cost relationship.

Financial Position, Liquidity and Capital Resources

The Company’s financial position remained strong during the first quarter of 2005. Total debt increased by approximately $6 million to $913 million from $907 million at December 31, 2004. This increase was due primarily to the completion, in accordance with the terms of the Sonoco-Alcore joint venture agreement, of replacing certain intercompany foreign loan obligations with external debt.

SONOCO PRODUCTS COMPANY

Cash flows from operations remained unchanged at approximately $23 million for the first quarter of 2005, compared with the same period in 2004. During the first three months of 2005, the Company received cash proceeds of approximately $10 million from the issuance of common stock, which related primarily to the exercise of stock options. These proceeds, combined with new borrowings and cash generated from operations, were used to fund capital expenditures of approximately $29 million and to pay dividends of approximately $22 million in the first quarter of 2005.

The Company is currently a party to two interest rate swap agreements that effectively swap the interest rate on $250 million of fixed rate debt from a fixed rate to a floating rate. All interest rate swaps qualified as fair value hedges under Statement of Financial Accounting Standards No. 133, ‘Accounting for Derivative Instruments and Hedging Activities’ (FAS 133). The fair market value of these interest rate swaps was a favorable position of $3.3 million and $9.7 million as of March 27, 2005 and December 31, 2004, respectively.

At March 27, 2005, the Company had commodity swaps outstanding to fix the costs of a portion of raw materials for 2005 through 2007 in some cases. The swaps qualify as cash flow hedges under FAS 133. The fair market value of these commodity swaps was a favorable position of $9.8 million ($6.3 million after tax) and $3.4 million ($2.2 million after tax) at March 27, 2005 and December 31, 2004, respectively.

Restructuring and Impairment

In August 2003, the Company announced general plans to reduce its overall cost structure by $54 million pretax by realigning and centralizing a number of staff functions and eliminating excess plant capacity. Pursuant to these plans, the Company has initiated or completed 16 plant closings and has terminated approximately 950 employees. As of March 27, 2005, the Company had incurred cumulative charges, net of adjustments, of approximately $78.1 million pretax associated with these activities. The Company expects to recognize an additional cost of approximately $10.5 million pretax in the future associated with these charges, which is comprised of approximately $2.1 million in severance and termination benefits, $5.2 million in asset impairment and $3.2 million in other exit costs. Of this amount, approximately $9.4 million is related to the Engineered Carriers and Paper segment and approximately $1.1 million is related to the Consumer Packaging segment. Included in these expected future costs is $7.8 million pretax associated with the closing of the Company’s recycled paperboard mill located in Downingtown, Pa, which is reported in the Engineered Carriers and Paper segment. This amount is comprised of approximately $2.0 million in severance and termination benefits, $5.2 million in asset impairment and $0.6 million in other exit costs. The decision to close the Downingtown mill was made on April 7, 2005, and therefore, no restructuring charges related to this event were recorded in the quarter ended March 27, 2005. See Note 12 to the Company’s Condensed Consolidated Financial Statements for more information on the closing of the Downingtown mill. As part of the target to reduce its cost structure by $54 million, the Company also expects to announce the closing of up to three additional plants in furtherance of these plans. The costs associated with these future plant closings have not yet been determined. The Company expects to pay the remaining restructuring costs, with the exception of ongoing pension subsidies and certain building lease termination expenses, by the end of fiscal year 2005, using cash generated from operations.

During the three months ended March 27, 2005, the Company recognized restructuring charges, net of adjustments, of $5 million ($3.6 million after tax), primarily associated with previously announced plant closings. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $1.4 million, asset impairment charges of $1.7 million and other exit costs of $1.9 million.

During the three months ended March 27, 2005, the Company also recorded non-cash income in the amount of $0.5 million after tax to reflect Ahlstrom’s portion of restructuring costs that were charged to expense. This income, which resulted from the expected closure of certain plants that the Company contributed to Sonoco-Alcore, is included in “Equity in earnings of affiliates/minority interest in subsidiaries” in the Company’s Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY

During the three months ended March 28, 2004, the Company recognized restructuring charges of $1.3 million ($0.9 million after tax), primarily associated with previously announced plant closings, three of which were in the Engineered Carriers and Paper segment, one of which was in the Consumer Packaging segment and one of which was in All Other Sonoco. These restructuring charges, net of adjustments, consisted primarily of severance and termination benefits of $0.6 million, asset impairment charges of $0.2 million and other exit costs of $0.5 million.

New Accounting Pronouncements

The American Jobs Creation Act of 2004 provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the American Jobs Creation Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (the “ETI”) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The Company expects the net effect of the phase out of the ETI and the phase in of this new deduction to result in a decrease in the effective tax rate for fiscal years 2005 and 2006 of approximately 0.2 percentage point based on current earnings levels. In the long term, the Company expects that the new deduction will result in a decrease of the annual effective tax rate by approximately one percentage point based on current earnings levels. The American Jobs Creation Act of 2004 also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations.

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

In December 2004, the FASB issued FASB Staff Position 109-2, ‘Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004’ (FSP 109-2). Under the guidance of FSP 109-2, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the American Jobs Creation Act of 2004 on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS 109. The deduction is subject to a number of limitations. The Company has not yet decided whether, or to what extent, foreign earnings will be repatriated, however, depending on the source countries involved, withholding tax may be incurred on any distribution. Based on its analysis to date, it is possible that the Company may repatriate some amount between $0 to $100,000 with the respective tax liability ranging from $0 to $10,000. The Company expects to be in a position to finalize its assessment by September 30, 2005.

In December 2004, the FASB issued a revision to Statement of Financial Accounting Standards No. 123, ‘Share-Based Payment’ (FAS 123R), which requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. In April 2005, the Securities and Exchange Commission delayed the effective date of FAS 123R to annual periods beginning after June 15, 2005. The Company is planning to use the “modified prospective” transition method, which does not require restating previous periods’ results. No additional compensation expense would be recorded for any vested awards outstanding as of the effective date. Although the Company continues to reevaluate the number of stock options to be granted each year, based on its current expectations, the Company expects that earnings per diluted share will decrease by approximately $.04 in 2006 and annually thereafter.

SONOCO PRODUCTS COMPANY

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information about the Company’s exposure to market risk was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 2, 2005. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective.

Changes in Internal Controls

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in refinements to processes throughout the Company. However, there has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

The Company’s annual meeting of shareholders was held on April 20, 2005. The following matters, as described more fully in the Company’s Proxy Statement, were approved by the shareholders at this meeting:

The following directors were elected:

		VOTES
	Term	For	Withheld
Charles J. Bradshaw	3 years	86,979,025	1,935,198
Robert J. Brown	3 years	80,712,633	8,201,590
James L. Coker	3 years	80,625,203	8,289,020
Paul Fulton	3 years	84,035,969	4,878,254
Pamela S. Lewis	1 year	86,697,264	2,216,959
John E. Linville	1 year	87,405,845	1,508,378

Item 6. Exhibits.

Exhibit 15 –	Letter re unaudited interim financial information

Exhibit 31 –	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

Exhibit 32 –	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

SONOCO PRODUCTS COMPANY

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date: April 28, 2005	By: /s/ C.J. Hupfer

C.J. Hupfer
Senior Vice President and Chief Financial Officer

By: /s/ B.L. Saunders

B.L. Saunders
Staff Vice President and Chief Accounting Officer

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