Form 10-K/A
period 2004-12-31
SONOCO PRODUCTS CO
filed 2005-06-29
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Sonoco Products Company is filing this amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, originally filed with the Securities and Exchange Commission on March 2, 2005, solely for the purpose of furnishing the financial statements required by Form 11-K with respect to the Sonoco Savings Plan. The audited financial statements of the Sonoco Savings Plan for the years ended December 31, 2004 and 2003 are provided in the Form 11-K, which appears as Exhibit 99-2 of this Form 10-K/A.

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

PART IV

Item 15.		Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements — The following financial statements are provided on pages F-1 through F-36 of this report:

–	Consolidated Balance Sheets as of December 31, 2004 and 2003

–	Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

–	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002

–	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

–	Notes to Consolidated Financial Statements, and

–	Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules — All schedules are omitted because they are not required, are not applicable or the required information is given in the financial statements or notes thereto.

\

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

3. Exhibits

3-1	Articles of Incorporation, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 1999)

3-2	By-Laws, as amended (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2003)

4-1	Instruments Defining the Rights of Securities Holders, including Indentures (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

4-2	First Supplemental Indenture, dated as of June 23, 2004 between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 2004)

4-3	Form of Note for 5.625% Notes due 2016 (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

10-1	1991 Sonoco Products Company Key Employee Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002)

10-2	Sonoco Products Company 1996 Non-Employee Directors’ Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2003)

10-3	Sonoco Savings Plan (incorporated by reference to the Registrant’s Form S-8 filed October 28, 2002 (File No. 333-100799))

10-4	Credit Agreement, dated as of July 7, 2004, among Sonoco Products Company, the several lenders from time to time party thereto and Bank of America, N.A., as agent (incorporated by reference to the Registrant’s Form 10-Q for the quarter ending June 27, 2004)

10-5	Deferred Compensation Plan for Corporate Officers of Sonoco Products Company (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002)

10-6	Omnibus Benefit Restoration Plan of Sonoco Products Company (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002)

10-7	Registration Rights Agreement, dated as of June 23, 2004 between Registrant and Bank of America Securities LLC and Deutsche Bank Securities Inc. (incorporated by reference to the Registrant’s Form 10-Q for the quarter ending June 27, 2004)

10-8	Contribution Agreement, dated April 19, 2004, between Registrant and Ahlstrom Corporation (incorporated by reference to the Registrant’s Form 10-Q for the quarter ending June 27, 2004)

10-9	Form of Executive Bonus Life Agreement between the Company and each of the persons who are named executive officers, as defined in Regulation S-K, Item 402(a)(3), and between the Company and certain other executive officers (incorporated by reference to the Registrant’s Form 10-Q for the quarter ending September 26, 2004)

10-10	Form of Executive Bonus Life Agreement between the Company and Charles L. Sullivan, Jr.

10-11	Description of Long-Term Restricted Stock Unit Grants (incorporated by reference to the Registrant’s Form 8-K filed February 7, 2005)

10-12	Description of Retirement Agreement with Charles W. Coker (incorporated by reference to the Registrant’s Form 8-K filed February 7, 2005)

12	Statements re: Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23-1	Consent of Independent Registered Public Accounting Firm with respect to Registrant’s Form 10-K

23-2	Consent of Independent Registered Public Accounting Firm to Incorporation by Reference of Independent Registered Public Accounting Firm’s Report with respect to Form 11-K for the Sonoco Savings Plan

23-3	Consent of Independent Registered Public Accounting Firm to Incorporation by Reference of Independent Registered Public Accounting Firm’s Report with respect to Form 11-K for the Sonoco Savings Plan

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

99-1	Proxy Statement, filed in conjunction with annual shareholders’ meeting scheduled for April 20, 2005 (previously filed)

99-2	Form 11-K Annual Report for the years ended December 31, 2004 and 2003 - Sonoco Savings Plan

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of June 2005.

SONOCO PRODUCTS COMPANY

/s/ Harris E. DeLoach, Jr.

Harris E. DeLoach, Jr.
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 29th day of June 2005.

/s/ Charles J. Hupfer

Charles J. Hupfer
Senior Vice President and Chief Financial Officer

/s/ Barry L. Saunders

Barry L. Saunders
Staff Vice President and Chief Accounting Officer

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

SIGNATURES, Continued

/s/ H. E. DeLoach, Jr.	President, Chief Executive Officer and Director (Chairman)

H. E. DeLoach, Jr.

/s/ C. J. Bradshaw	Director

C. J. Bradshaw

/s/ R. J. Brown	Director
R. J. Brown

Director

F. L. H. Coker

/s/ J. L. Coker	Director
J. L. Coker

/s/ C. C. Fort	Director
C. C. Fort

Director

P. Fulton

Director

B. L. M. Kasriel

/s/ E. H. Lawton, III	Director

E. H. Lawton, III

Director

P. S. Lewis

/s/ J. E. Linville	Director

J. E. Linville

Director

H. L. McColl, Jr.

Director

J. M. Micali

/s/ J. H. Mullin, III	Director

J. H. Mullin, III

/s/ T. E. Whiddon	Director
T. E. Whiddon

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

EXHIBIT INDEX

3-1	Articles of Incorporation, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 1999)

3-2	By-Laws, as amended (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2003)

4-1	Instruments Defining the Rights of Securities Holders, including Indentures (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

4-2	First Supplemental Indenture, dated as of June 23, 2004 between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 2004)

4-3	Form of Note for 5.625% Notes due 2016 (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

10-1	1991 Sonoco Products Company Key Employee Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002)

10-2	Sonoco Products Company 1996 Non-Employee Directors’ Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2003)

10-3	Sonoco Savings Plan (incorporated by reference to the Registrant’s Form S-8 filed October 28, 2002 (File No. 333-100799))

10-4	Credit Agreement, dated as of July 7, 2004, among Sonoco Products Company, the several lenders from time to time party thereto and Bank of America, N.A., as agent (incorporated by reference to the Registrant’s Form 10-Q for the quarter ending June 27, 2004)

10-5	Deferred Compensation Plan for Corporate Officers of Sonoco Products Company (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002)

10-6	Omnibus Benefit Restoration Plan of Sonoco Products Company (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002)

10-7	Registration Rights Agreement, dated as of June 23, 2004 between Registrant and Bank of America Securities LLC and Deutsche Bank Securities Inc. (incorporated by reference to the Registrant’s Form 10-Q for the quarter ending June 27, 2004)

10-8	Contribution Agreement, dated April 19, 2004, between Registrant and Ahlstrom Corporation (incorporated by reference to the Registrant’s Form 10-Q for the quarter ending June 27, 2004)

10-9	Form of Executive Bonus Life Agreement between the Company and each of the persons who are named executive officers, as defined in Regulation S-K, Item 402(a)(3), and between the Company and certain other executive officers (incorporated by reference to the Registrant’s Form 10-Q for the quarter ending September 26, 2004)

10-10	Form of Executive Bonus Life Agreement between the Company and Charles L. Sullivan, Jr.

10-11	Description of Long-Term Restricted Stock Unit Grants (incorporated by reference to the Registrant’s Form 8-K filed February 7, 2005)

10-12	Description of Retirement Agreement with Charles W. Coker (incorporated by reference to the Registrant’s Form 8-K filed February 7, 2005)

12	Statements re: Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23-1	Consent of Independent Registered Public Accounting Firm with respect to Registrant’s Form 10-K

23-2	Consent of Independent Registered Public Accounting Firm to Incorporation by Reference of Independent Registered Public Accounting Firm’s Report with respect to Form 11-K for the Sonoco Savings Plan

23-3	Consent of Independent Registered Public Accounting Firm to Incorporation by Reference of Independent Registered Public Accounting Firm’s Report with respect to Form 11-K for the Sonoco Savings Plan

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

99-1	Proxy Statement, filed in conjunction with annual shareholders’ meeting scheduled for April 20, 2005 (previously filed)

99-2	Form 11-K Annual Report for the years ended December 31, 2004 and 2003 - Sonoco Savings Plan