Form 10-Q
period 2005-06-26
SONOCO PRODUCTS CO
filed 2005-07-28
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2005
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
Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at June 26, 2005:
Common stock, no par value: 98,977,135

SONOCO PRODUCTS COMPANY
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

Condensed Consolidated Balance Sheets — June 26, 2005 (unaudited) and December 31, 2004

Condensed Consolidated Statements of Income — Three and Six Months Ended June 26, 2005 (unaudited) and June 27, 2004
(unaudited)

Condensed Consolidated Statements of Cash Flow — Six Months Ended June 26, 2005 (unaudited) and June 27, 2004
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands)

	June 26,
	2005	December 31,
	(unaudited)	2004*
Assets
Current Assets
Cash and cash equivalents	$123,192	$117,725
Trade accounts receivable, net of allowances	429,896	390,024
Other receivables	34,907	37,457
Inventories:
Finished and in process	136,622	123,924
Materials and supplies	206,786	191,087
Prepaid expenses and other	52,872	61,895

	984,275	922,112
Property, Plant and Equipment, Net	970,808	1,007,295
Goodwill	574,069	570,508
Other Intangible Assets	77,358	88,790
Other Assets	450,572	452,614

Total Assets	$3,057,082	$3,041,319

Liabilities and Shareholders’ Equity
Current Liabilities
Payable to suppliers	$270,300	$274,224
Accrued expenses and other	245,727	255,973
Notes payable and current portion of long-term debt	115,701	93,754
Accrued taxes	2,875	15,935

	634,603	639,886
Long-Term Debt	815,382	813,207
Pension and Other Postretirement Benefits	146,958	148,214
Deferred Income Taxes and Other	272,317	287,133
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares
98,977 and 98,500 shares were issued and outstanding at June 26, 2005 and December 31, 2004, respectively	7,175	7,175
Capital in excess of stated value	390,345	376,750
Accumulated other comprehensive loss	(114,500)	(103,155)
Retained earnings	904,802	872,109

Total Shareholders’ Equity	1,187,822	1,152,879

Total Liabilities and Shareholders’ Equity	$3,057,082	$3,041,319

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
Net sales	$878,170	$763,902	$1,692,608	$1,459,318
Cost of sales	717,426	620,753	1,383,548	1,194,587
Selling, general and administrative expenses	88,858	74,699	169,655	142,924
Restructuring charges (see Note 3)	9,143	5,768	14,185	7,096

Income before interest and income taxes	62,743	62,682	125,220	114,711
Interest expense	12,584	11,518	23,645	21,441
Interest income	(1,772)	(1,196)	(3,438)	(2,371)

Income before income taxes	51,931	52,360	105,013	95,641
Provision for income taxes	16,301	18,315	35,480	24,260

Income before equity in earnings of affiliates/minority interest in subsidiaries	35,630	34,045	69,533	71,381
Equity in earnings of affiliates/minority interest in subsidiaries	4,546	2,660	7,632	3,914

Net income	$40,176	$36,705	$77,165	$75,295

Average common shares outstanding:
Basic	99,245	97,890	99,114	97,754

Diluted	100,581	98,691	100,521	98,441

Per common share
Net income:
Basic	$0.40	$0.37	$0.78	$0.77

Diluted	$0.40	$0.37	$0.77	$0.76

Cash dividends — common	$0.23	$0.22	$0.45	$0.43

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended
	June 26,	June 27,
	2005	2004
Cash Flows from Operating Activities:
Net income	$77,165	$75,295
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	5,565	1,698
Depreciation, depletion and amortization	80,237	73,280
Equity in earnings of affiliates/minority interest in subsidiaries	(7,632)	(3,914)
Cash dividends from affiliated companies	2,000	1,650
Loss on disposition of assets	1,957	2,179
Tax effect of nonqualified stock options	969	—
Deferred taxes	(12,386)	1,256
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Receivables	(43,394)	(48,662)
Inventories	(30,999)	(29,218)
Prepaid expenses	(1,850)	(14,425)
Payables and taxes	(15,525)	864
Other assets and liabilities	12,118	(5,477)

Net cash provided by operating activities	68,225	54,526

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(59,430)	(53,540)
Cost of acquisitions, exclusive of cash acquired	(1,574)	(259,981)
Proceeds from the sale of assets	2,847	3,315

Net cash used in investing activities	(58,157)	(310,206)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	34,503	169,141
Principal repayment of debt	(11,332)	(12,935)
Net increase in commercial paper borrowings	(3,000)	108,000
Net increase in bank overdrafts	10,974	157
Cash dividends — common	(44,472)	(41,926)
Common shares issued	10,726	14,855

Net cash (used in) provided by financing activities	(2,601)	237,292

Effects of Exchange Rate Changes on Cash	(2,000)	(1,217)

Net Increase (Decrease) in Cash and Cash Equivalents	5,467	(19,605)
Cash and cash equivalents at beginning of period	117,725	84,854

Cash and cash equivalents at end of period	$123,192	$65,249

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 1:	Basis of Interim Presentation

In the opinion of the management of Sonoco Products Company (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three and six months ended June 26, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

With respect to the unaudited condensed consolidated financial information of the Company for the three and six month periods ended June 26, 2005 and June 27, 2004 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 28, 2005 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

The Financial Accounting Standards Board (FASB) has issued FASB Staff Position 106-2, ‘Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003’ (FSP 106-2), which requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit costs to reflect the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2 was effective for interim or annual reporting periods beginning after June 15, 2004. The Company adopted and retroactively applied FSP 106-2 as of the effective date. The Company has restated its Condensed Consolidated Statement of Income for the three and six months ended June 27, 2004 to reflect the reduction in net periodic benefit costs, as required by FSP 106-2. The impact of retroactively applying FSP 106-2 was a decrease to “Selling, general and administrative expenses” of $2,270 and $4,540, respectively, and an increase to “Provision for income taxes” of $520 and $1,040, respectively, on the Condensed Consolidated Statement of Income for the three and six months ended June 27, 2004. This restatement resulted in an increase in diluted earnings per share of $0.02 and $0.03, respectively, for the three and six months ended June 27, 2004.

Note 2:	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
Numerator:
Net income	$40,176	$36,705	$77,165	$75,295

Denominator:
Average common shares outstanding	99,245	97,890	99,114	97,754
Dilutive effect of:
Employee stock options	1,114	515	1,056	440
Contingent employee share awards	222	286	351	247

Dilutive shares outstanding	100,581	98,691	100,521	98,441

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
Reported net income per common share:
Basic	$0.40	$0.37	$0.78	$0.77

Diluted	$0.40	$0.37	$0.77	$0.76

Stock options to purchase approximately 3,256 and 4,487 shares at June 26, 2005 and June 27, 2004, respectively, were not dilutive and, therefore, are excluded from the computations of diluted income per common share amounts. No adjustments were made to reported net income in the computations of earnings per share.

Note 3:	Restructuring Programs

In August 2003, the Company announced general plans to reduce its overall cost structure by $54,000 pretax by realigning and centralizing a number of staff functions and eliminating excess plant capacity. Pursuant to these plans, the Company has initiated or completed 18 plant closings and has terminated approximately 970 employees. As of June 26, 2005, the Company had incurred cumulative charges, net of adjustments, of $87,275 pretax associated with these activities. Of this amount, $58,622 was related to the Engineered Carriers and Paper segment, $20,320 was related to the Consumer Packaging segment, $333 was related to the Packaging Services segment, $2,693 was related to All Other Sonoco, and $5,307 was associated with Corporate. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $52,193, asset impairment charges of $20,485 and other exit costs of $14,597. The Company expects to recognize an additional cost of approximately $2,864 pretax in the future associated with these activities, which is comprised of approximately $207 in severance and termination benefits, $96 in asset impairment and $2,561 in other exit costs. Of this amount, approximately $2,378 is related to the Engineered Carriers and Paper segment and approximately $486 is related to the Consumer Packaging segment. The Company also expects to announce the closing of up to three additional plants in furtherance of these plans.

During the three months ended June 26, 2005, the Company recognized restructuring charges, net of adjustments, of $9,143 ($6,126 after tax), which are reflected as “Restructuring charges” on the Company’s Condensed Consolidated Statements of Income. Of these charges, $7,938 was attributed to the Engineered Carriers and Paper segment, $1,326 was related to the Consumer Packaging segment and $(121) was related to All Other Sonoco. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $2,434, asset impairment charges of $4,394 and other exit costs of $2,315.

During the three months ended June 27, 2004, the Company recognized restructuring charges, net of adjustments, of $5,768 ($3,716 after tax). Of these charges, $5,624 was attributed to the Engineered Carriers and Paper segment, $(446) was related to the Consumer Packaging segment and $590 was associated with All Other Sonoco. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $3,649, asset impairment charges of $1,475 and other exit costs of $644.

During the six months ended June 26, 2005, the Company recognized restructuring charges, net of adjustments, of $14,185 ($9,772 after tax). Of these charges, $10,240 was attributed to the Engineered Carriers and Paper segment, $4,066 was related to the Consumer Packaging segment and $(121) was related to All Other Sonoco. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $3,871, asset impairment charges of $6,076 and other exit costs of $4,238.

During the six months ended June 27, 2004, the Company recognized restructuring charges, net of adjustments, of $7,096 ($4,577 after tax). Of these charges, $6,501 was attributed to the Engineered Carriers and Paper segment, $(345) was related to the Consumer Packaging segment and $940 was associated with All Other Sonoco. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $4,224, asset impairment charges of $1,698 and other exit costs of $1,174.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

During the three and six months ended June 26, 2005, the Company also recorded non-cash income in the amount of $536 after tax and $1,064 after tax, respectively, in order to reflect Ahlstrom’s portion of restructuring costs that were charged to expense. This income, which resulted from the expected closure of certain plants that the Company contributed to Sonoco-Alcore S.a.r.l. (“Sonoco-Alcore”), is included in “Equity in earnings of affiliates/minority interest in subsidiaries” in the Company’s Condensed Consolidated Statements of Income.

The following table sets forth the activity in the restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets.

	Severance	Asset
	and	Impairment/	Other
	Termination	Disposal	Exit
	Benefits	of Assets	Costs	Total
Beginning liability December 31, 2004	$6,674	$—	$5,168	$11,842
New charges	3,653	6,652	4,318	14,623
Cash payments	(5,938)	—	(3,588)	(9,526)
Asset impairment	—	(6,008)	—	(6,008)
Foreign currency translation	(308)	(68)	(136)	(512)
Adjustments and disposal of assets	218	(576)	(80)	(438)

Ending liability June 26, 2005	$4,299	$—	$5,682	$9,981

During the six months ended June 26, 2005, the Company recognized writeoffs of impaired equipment and facilities in the Engineered Carriers and Paper segment in the amount of $4,239, in the Consumer Packaging segment in the amount of $1,367 and in All Other Sonoco in the amount of $(41). Also, during the six months ended June 26, 2005, the Company recognized writeoffs of inventory in the Engineered Carriers and Paper segment in the amount of $511. Other exit costs are primarily associated with lease termination and other miscellaneous plant closing costs.

The Company expects to pay the remaining restructuring costs, with the exception of ongoing pension subsidies and certain building lease termination expenses, by the end of the first quarter of 2006, using cash generated from operations.

Note 4:	Comprehensive Income

The following table reconciles net income to comprehensive income:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
Net income	$40,176	$36,705	$77,165	$75,295
Other comprehensive income:
Foreign currency translation adjustments	(9,200)	(13,948)	(15,765)	(18,172)
Changes in derivative financial instruments, net of income tax	261	1,069	4,420	1,944

Comprehensive income	$31,237	$23,826	$65,820	$59,067

The following table summarizes the components of accumulated other comprehensive income and the changes in accumulated other comprehensive income, net of tax as applicable, for the six months ended June 26, 2005:

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

	Foreign	Minimum		Accumulated
	Currency	Pension	Derivative	Other
	Translation	Liability	Financial	Comprehensive
	Adjustment	Adjustment	Instruments	Loss
Balance at December 31, 2004	$(46,989)	$(58,305)	$2,139	$(103,155)
Year-to-date net change	(15,765)	—	4,420	(11,345)

Balance at June 26, 2005	$(62,754)	$(58,305)	$6,559	$(114,500)

The cumulative tax benefit of the Minimum Pension Liability Adjustments was $26,888 at June 26, 2005 and December 31, 2004. Additionally, the deferred tax liability of Derivative Financial Instruments was $3,716 and $1,211 at June 26, 2005 and December 31, 2004, respectively. The tax effect on Derivative Financial Instruments for the six months ended June 26, 2005 was $(2,505). There was no tax effect on the Minimum Pension Liability Adjustments during the six months ended June 26, 2005.

Note 5:	Goodwill and Other Intangible Assets

Goodwill

A summary of the changes in goodwill for the six months ended June 26, 2005 is as follows:

	Engineered
	Carriers	Consumer	Packaging
	and Paper	Packaging	Services	All Other
	Segment	Segment	Segment	Sonoco	Total
Balance as of January 1, 2005	$183,671	$172,630	$148,268	$65,939	$570,508
2005 Acquisitions	469	—	—	—	469
Goodwill purchase price adjustments	10,143	—	16	—	10,159
Other adjustments	(1,041)	—	—	—	(1,041)
Foreign currency translation	(4,789)	(1,001)	(86)	(150)	(6,026)

Balance as of June 26, 2005	$188,453	$171,629	$148,198	$65,789	$574,069

The Company continues to adjust the purchase price allocation related to the Sonoco-Alcore business combination, which was consumated during the fourth quarter of 2004. The purchase price allocation is subject to adjustment through October 31, 2005 pending finalization of the valuation of intangible and fixed assets acquired as well as finalization of the plan for restructuring certain aspects of the acquired business. During the first six months of 2005, the Company reduced the amount of the purchase price that had been allocated to customer lists by $6,048 and identified approximately $4,095 of additional purchase price adjustments, which relate primarily to the closure of certain plants contributed by Ahlstrom.

Other Intangible Assets

A summary of other intangible assets as of June 26, 2005 and December 31, 2004 is as follows:

	June 26, 2005		December 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Patents	$3,378	$(2,973)	$3,378	$(2,843)
Customer lists	81,305	(11,316)	88,791	(8,251)
Land use rights	6,011	(2,174)	6,011	(2,107)
Supply agreements	5,261	(4,539)	5,261	(4,444)
Other	6,666	(4,261)	6,644	(3,650)

Total	$102,621	$(25,263)	$110,085	$(21,295)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Intangible assets are amortized, usually on a straight-line basis, over their respective useful lives, which generally range from three to fifteen years. Aggregate amortization expense on intangible assets was $1,655 and $1,499 for the three months ended June 26, 2005 and June 27, 2004, respectively, and $3,502 and $2,631 for the six months ended June 26, 2005 and June 27, 2004, respectively. Amortization expense on the other intangible assets identified in the table above is expected to approximate $7,000 in 2005, $6,700 in 2006, $6,400 in 2007, $6,100 in 2008 and $5,500 in 2009.

Note 6:	Dividend Declarations

On April 20, 2005, the Board of Directors declared a regular quarterly dividend of $0.23 per share. This dividend was paid June 10, 2005 to all shareholders of record as of May 20, 2005.

On July 20, 2005, the Board of Directors declared a regular quarterly dividend of $0.23 per share. This dividend is payable September 9, 2005 to all shareholders of record as of August 19, 2005.

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

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
Net income, as reported	$40,176	$36,705	$77,165	$75,295
Add: Stock-based employee compensation cost, net of related tax effects, included in net income, as reported	809	459	1,698	858
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(842)	(1,591)	(5,896)	(2,834)

Proforma net income	$40,143	$35,573	$72,967	$73,319

Earnings per share:
Basic — as reported	$0.40	$0.37	$0.78	$0.77
Basic — proforma	$0.40	$0.36	$0.74	$0.75
Diluted — as reported	$0.40	$0.37	$0.77	$0.76
Diluted — proforma	$0.40	$0.36	$0.73	$0.74
Under FAS 123, stock-based employee compensation expense determined using the fair value method is recognized over the vesting period of the stock options. The majority of stock options for the 2005 plan year were granted in the first quarter of 2005 and vested on the date of the grant. This immediate vesting would have resulted in the recognition of most of the Company’s stock-based employee compensation in the first quarter of 2005 under FAS 123. Stock options for the 2004 plan year were granted in the first quarter of 2004 and vested

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

over a one-year period. Therefore, under FAS 123, the Company would have recognized approximately one-fourth of its stock-based employee compensation expense in each of the first and second quarters of 2004. The annual expense would not have been materially different between 2005 and 2004.

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

The components of net periodic benefit cost include the following:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
Retirement Plans
Service cost	$6,638	$5,720	$13,218	$11,440
Interest cost	15,044	14,490	30,119	28,980
Expected return on plan assets	(18,010)	(16,490)	(35,915)	(32,980)
Amortization of net transition obligation	144	150	299	300
Amortization of prior service cost	368	390	748	780
Amortization of net actuarial loss	5,725	5,290	11,430	10,580

Net periodic benefit cost	$9,909	$9,550	$19,899	$19,100

Retiree Health and Life Insurance Plans
Service cost	$1,021	$900	$2,041	$1,800
Interest cost	2,049	2,110	4,099	4,220
Expected return on plan assets	(723)	(885)	(1,448)	(1,770)
Amortization of prior service cost	(1,540)	(1,540)	(3,080)	(3,080)
Amortization of net actuarial loss	1,356	1,255	2,711	2,510

Net periodic benefit cost	$2,163	$1,840	$4,323	$3,680

During the six months ended June 26, 2005, the Company made contributions of approximately $3,800 to its retirement and retiree health and life insurance plans. The Company anticipates that it will make additional contributions of approximately $21,000 in 2005.

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

In December 2004, the FASB issued FASB Staff Position 109-2, ‘Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004’ (FSP 109-2). Under the guidance of FSP 109-2, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the American Jobs Creation Act of 2004 on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS 109. The deduction is subject to a number of limitations. The Company has not yet decided whether, or to what extent, foreign earnings will be repatriated, however, depending on the source countries involved, withholding tax may be incurred on any distribution. Based on its analysis to date, it is possible that the Company may repatriate some amount between $0 to $100,000 with the respective tax liability ranging from $0 to $9,000. The Company expects to be in a position to finalize its assessment by September 30, 2005.

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

In March 2005, the FASB issued Interpretation No. 47, ‘Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143’ (FIN 47), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, ‘Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3’ (FAS 154). FAS 154 establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable in which the changes should be applied to the latest practicable date presented. FAS 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

The following table sets forth net sales, intersegment sales and operating profit for the Company’s three reportable segments and All Other Sonoco. Operating profit at the segmental level is defined as the segments’ portion of “Income before income taxes” on the Company’s Condensed Consolidated Statements of Income adjusted for restructuring charges and net interest expense. Because segmental results are computed based on the manner in which the Company’s management reviews financial results, restructuring and net interest charges are not considered in the calculation of operating profit.
FINANCIAL SEGMENT INFORMATION (Unaudited)

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
Net Sales:
Consumer Packaging	$312,369	$272,744	$589,224	$529,149
Engineered Carriers and Paper	367,926	342,392	721,081	655,880
Packaging Services	111,639	70,303	216,377	123,376
All Other Sonoco	86,236	78,463	165,926	150,913

Consolidated	$878,170	$763,902	$1,692,608	$1,459,318

Intersegment Sales:
Consumer Packaging	$685	$767	$1,842	$1,636
Engineered Carriers and Paper	21,129	19,852	40,191	38,650
Packaging Services	60	54	113	120
All Other Sonoco	9,277	6,954	17,126	14,290

Consolidated	$31,151	$27,627	$59,272	$54,696

Income before income taxes:
Consumer Packaging — Operating Profit	$24,541	$18,696	$46,873	$37,502
Engineered Carriers and Paper — Operating Profit	26,521	35,905	51,757	57,606
Packaging Services — Operating Profit	10,738	5,023	21,337	10,600
All Other Sonoco — Operating Profit	10,086	8,826	19,438	16,099
Restructuring charges	(9,143)	(5,768)	(14,185)	(7,096)
Interest, net	(10,812)	(10,322)	(20,207)	(19,070)

Consolidated	$51,931	$52,360	$105,013	$95,641

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 11:	Income Taxes

The effective tax rate for the quarter ended June 26, 2005 was 31.4%, compared to the expected rate of 35.4%. This decrease is primarily due to a tax benefit in the amount of approximately $2,000 from the recognition of deferred tax assets in Mexico for which a valuation allowance is no longer required.

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

Environmental Matters

The Company has been named as a potentially responsible party at several environmentally contaminated sites not owned by the Company. These regulatory actions and a small number of private party lawsuits represent the Company’s largest potential environmental liabilities. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing agreements with other potentially responsible parties with respect to a particular site. Such agreements relate to the sharing of legal defense costs or clean-up costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away. Accordingly, the ultimate cost to the Company with respect to such sites cannot be determined. As of June 26, 2005 and December 31, 2004, the Company had accrued $4,694 and $4,440, respectively, related to environmental contingencies. Actual costs to be incurred for these environmental matters in future periods will likely vary from current estimates because of the inherent uncertainties in evaluating environmental exposures.

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

Report of Independent Registered Public Accounting Firm
To the Shareholders and Directors of Sonoco Products Company:
We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of June 26, 2005, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 26, 2005, and June 27, 2004 and the condensed consolidated statements of cash flows for the six-month periods ended June 26, 2005 and June 27, 2004. These interim financial statements are the responsibility of the Company’s management.
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

Charlotte, North Carolina
July 28, 2005

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
Results of Operations
Second Quarter 2005 Compared with Second Quarter 2004
Company Overview
Net sales for the second quarter of 2005 were $878 million, compared to $764 million for the second quarter of 2004.
The components of the sales change were:

($ in millions)

Volume	$29
Selling price	15
Currency exchange rate	14
Acquisitions	56

Total sales increase	$114

The increase related to acquisitions was primarily due to the purchase of CorrFlex Graphics, LLC (“CorrFlex”) in May 2004 and the formation of the joint venture between the European engineered carriers and coreboard operations of Sonoco and Ahlstrom Corporation (“Ahlstrom”), which is known as Sonoco-Alcore S.a.r.l. (“Sonoco-Alcore”) in October 2004. Average selling prices in the majority of the Company’s businesses were up in the second quarter of 2005, compared with the same period in 2004. Company-wide sales volumes during the second quarter of 2005 were up approximately 11% over the same period in 2004. The sales volumes for the second quarter of 2005 include those from Sonoco-Alcore and Sonoco CorrFlex. Excluding volumes from these newly acquired businesses, company-wide sales volumes for the second quarter of 2005 were up approximately 4% over the second quarter of 2004.
Income before income taxes was flat at approximately $52 million in the second quarters of both 2005 and 2004. Positive impacts on income before income taxes included the acquisition of CorrFlex as well as reduced costs, which resulted from ongoing productivity and purchasing initiatives. Despite higher year-over-year material costs, the Company was able to produce a positive relationship between the year-over-year change in selling prices and the year-over-year change in material costs (“price/cost relationship”) during the second quarter of 2005, due primarily to the implementation of price increases. These positive factors were offset by costs associated with the integration of the European paper-based tube/core and coreboard operations of Sonoco and Ahlstrom in conjunction with the formation of Sonoco-Alcore, the national paper strike in Finland that although now settled, resulted in the shutdown of the

SONOCO PRODUCTS COMPANY
Company’s paper and engineered carriers facilities in the area, continued weak general economic conditions in Europe, weaker demand for engineered carriers and paper in most geographies, higher energy, freight and labor costs, and startup costs associated with the Company’s new rigid plastic container plant in Wisconsin. Income before income taxes included pretax charges in connection with the Company’s previously announced restructuring actions of approximately $9 million and $6 million for the second quarter of 2005 and 2004, respectively. These restructuring charges were not allocated to the operating segments.
The Company expects a slight increase in volume during the third quarter of 2005 due primarily to the normal seasonality that occurs in the Consumer and Packaging Services segments. The Company also anticipates that the price/cost relationship will remain relatively neutral and that productivity improvements will be partially offset by year-over-year increases in the cost of labor, freight and energy.
The effective tax rate for the quarter ended June 26, 2005 was 31.4%, compared to 35% for the quarter ended June 27, 2004. This decrease is primarily due to a tax benefit in the amount of approximately $2 million from the recognition of deferred tax assets in Mexico for which a valuation allowance is no longer required.
Equity in earnings of affiliates/minority interest in subsidiaries for the second quarter of 2005 totaled approximately $4.5 million compared with approximately $2.7 million for the second quarter of 2004. This increase was due primarily to minority interest associated with the Sonoco-Alcore business combination, which was completed during the fourth quarter of 2004.
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
Operating profit at the segmental level is defined as the segments’ portion of “Income before income taxes” on the Company’s Condensed Consolidated Statements of Income, adjusted for restructuring charges and net interest expense. Because segmental results are computed based on the manner in which the Company’s management reviews financial results, restructuring and net interest charges are not considered in the calculation of operating profit. General corporate expenses, with the exception of restructuring charges, interest and income taxes, have been allocated as operating costs to each of the Company’s reportable segments and All Other Sonoco. See Note 10 to the Company’s Condensed Consolidated Financial Statements for more information on reportable segments.
Consumer Packaging Segment
The Consumer Packaging segment includes the following products: round and shaped rigid packaging, both composite and plastic; printed flexible packaging; and metal and plastic ends and closures.
Net sales of the Consumer Packaging segment for the second quarter of 2005 totaled approximately $312 million, compared to approximately $273 million in the second quarter of 2004. This increase was due primarily to increased volumes and selling prices in composite cans, rigid plastic containers, closures and flexible packaging as well as a favorable impact of foreign exchange rates.
Operating profit, as defined above, for the Consumer Packaging segment in the second quarter of 2005 was approximately $25 million, up from approximately $19 million for the same period in 2004. This increase resulted primarily from reduced costs related to on-going productivity initiatives as well as higher volume. These favorable impacts were partially offset by startup costs at a new facility as well as rising costs for energy, freight and labor.
Engineered Carriers and Paper Segment
The Engineered Carriers and Paper segment includes the following products: high-performance paper and composite engineered carriers; paperboard; fiber-based construction tubes and forms; and recovered paper.

SONOCO PRODUCTS COMPANY
Net sales of the Engineered Carriers and Paper segment for the second quarter of 2005 totaled approximately $368 million, compared to approximately $342 million in the second quarter of 2004. This increase was due primarily to the formation of Sonoco-Alcore, which resulted in an increase in net sales of approximately $25 million in the second quarter of 2005, compared to the same period in 2004. Higher selling prices of domestic engineered carriers and paperboard and the favorable impact of foreign exchange rates also contributed to the increase in net sales in this segment. These positive factors were partially offset by lower volume in North America and Europe.
Operating profit, as defined above, for the Engineered Carriers and Paper segment in the second quarter of 2005 was approximately $27 million, down from approximately $36 million for the same period in 2004. The decrease in operating profit was primarily due to lower volumes and the mix of business. Other negative factors included costs associated with the integration of Sonoco and Ahlstrom operations in Europe and the impact of higher costs for energy, freight and labor. These negative factors were partially offset by a favorable price/cost relationship in North America, productivity improvements and cost reductions resulting from restructuring actions.
Packaging Services Segment
The Packaging Services segment provides the following products and services: point-of-purchase displays; folding cartons; packaging fulfillment; product handling; brand management; and supply chain management.
Net sales of the Packaging Services segment for the second quarter of 2005 totaled approximately $112 million, compared to approximately $70 million in the second quarter of 2004. This increase was due almost entirely to the acquisition of CorrFlex, which resulted in an increase in net sales of approximately $31 million in the second quarter of 2005, compared to the same period in 2004. Higher volumes also contributed to the increase in net sales in this segment.
Operating profit, as defined above, for the Packaging Services segment was approximately $11 million in the second quarter of 2005, compared to approximately $5 million for the same period in 2004. This increase also resulted primarily from the acquisition of CorrFlex.
All Other Sonoco
All Other Sonoco includes the following products: wooden, metal and composite reels for wire and cable packaging; molded plastics; custom designed protective packaging; adhesives; machinery manufacturing; and specialty packaging.
Net sales of All Other Sonoco for the second quarter of 2005 totaled approximately $86 million, compared to approximately $78 million in the second quarter of 2004. This increase was primarily due to higher selling prices in molded and extruded plastics, wire and cable reels, and protective packaging. Higher volumes in protective packaging and wire and cable reels also contributed to the increase in net sales in All Other Sonoco.
Operating profit, as defined above, for All Other Sonoco was approximately $10 million in the second quarter of 2005, compared to approximately $9 million for the same period in 2004. This increase resulted primarily from on-going productivity initiatives, a slightly favorable price/cost relationship and cost reductions resulting from restructuring actions.
June 2005 Year-to-Date Compared with June 2004 Year-to-Date
Company Overview
Net sales for the first six months of 2005 were $1,693 million, compared to $1,459 million for the first six months of 2004.
The components of the sales change were:

($ in millions)

Volume	$36
Selling price	38
Currency exchange rate	28
Acquisitions	132

Total sales increase	$234

SONOCO PRODUCTS COMPANY
The increase related to acquisitions was primarily due to the purchase of CorrFlex in May 2004 and the formation of the joint venture between the European engineered carriers and coreboard operations of Sonoco and Ahlstrom, which is known as Sonoco-Alcore. Average selling prices in the majority of the Company’s businesses were up in the first six months of 2005, compared with the same period in 2004. Company-wide sales volumes during the first six months of 2005 were up approximately 12% over the same period in 2004. The sales volumes for the first six months of 2005 include those from Sonoco-Alcore and Sonoco CorrFlex. Excluding volumes from these newly acquired businesses, company-wide sales volumes for the first six months of 2005 were up approximately 2% over the first six months of 2004.
Income before income taxes totaled approximately $105 million in the first six months of 2005, compared to approximately $96 million for the same period in 2004. This increase was due to the acquisition of CorrFlex as well as reduced costs, which resulted from ongoing productivity and purchasing initiatives. Also contributing to this increase was a favorable price/cost relationship. These increases were partially offset by costs associated with the integration of the European paper-based tube/core and coreboard operations of Sonoco and Ahlstrom in conjunction with the formation of Sonoco-Alcore, the national paper strike in Finland, continued weak general economic conditions in Europe, lower volumes and the mix of business in the Engineered Carriers and Paper segment, and startup costs associated with the Company’s new rigid plastic container plant in Wisconsin. Income before income taxes included pretax charges in connection with the Company’s previously announced restructuring actions of approximately $14 million and $7 million for the first six months of 2005 and 2004, respectively. These restructuring charges were not allocated to the operating segments. Income before income taxes for the first six months of 2004 also included the impact of a pretax charge of approximately $5 million associated with an unfavorable legal judgment that was entered against the Company.
The effective tax rate for the six months ended June 26, 2005 was 33.8%, compared to 25.4% for the six months ended June 27, 2004. Included in the effective tax rate for the six months ended June 27, 2004 was the impact of the recognition of certain tax benefits. These tax benefits totaled approximately $9 million and resulted from the Internal Revenue Service closing its examination of the Company’s tax returns for years 1999 through 2001.
Equity in earnings of affiliates/minority interest in subsidiaries for the first six months of 2005 totaled approximately $7.6 million compared with approximately $3.9 million for the first six months of 2004. This increase was due primarily to minority interest associated with the Sonoco-Alcore business combination, which was completed during the fourth quarter of 2004.
Reportable Segments
Consumer Packaging Segment
Net sales of the Consumer Packaging segment for the first six months of 2005 totaled approximately $589 million, compared to approximately $529 million in the first six months of 2004. This increase was due primarily to increased volumes and selling prices in composite cans, rigid plastic containers, closures and flexible packaging. The favorable impact of foreign exchange rates also contributed to the increase in net sales in this segment.
Operating profit, as defined above, for the Consumer Packaging segment in the first six months of 2005 was approximately $47 million, up from approximately $38 million for the same period in 2004. This increase resulted primarily from reduced costs related to on-going productivity initiatives as well as higher volume. These favorable impacts were partially offset by a slightly negative price/cost relationship, startup costs at a new facility and increased costs for energy, freight and labor.
Engineered Carriers and Paper Segment
Net sales of the Engineered Carriers and Paper segment for the first six months of 2005 totaled approximately $721 million, compared to approximately $656 million in the first six months of 2004. This increase was due primarily to the formation of Sonoco-Alcore, which resulted in an increase in net sales of approximately $52 million in the first six months of 2005, compared to the same period in 2004. Higher average selling prices and the favorable impact of foreign exchange rates also contributed to the increase in net sales in this segment. These positive factors were partially offset by lower volume in North America and Europe.

SONOCO PRODUCTS COMPANY
Operating profit, as defined above, for the Engineered Carriers and Paper segment in the first six months of 2005 was approximately $52 million, down from approximately $58 million for the same period in 2004. Operating profit was negatively impacted by costs associated with the integration of Sonoco and Ahlstrom operations in Europe, lower volumes in North America and Europe and increased costs for energy, freight and labor. These negative factors were partially offset by a favorable price/cost relationship in North America and productivity improvements and cost reductions resulting from restructuring actions. Operating profit for the first six months of 2004 included the impact of a pretax charge of approximately $5 million, which related to an unfavorable legal judgment against the Company.
Packaging Services Segment
Net sales of the Packaging Services segment for the first six months of 2005 totaled approximately $216 million, compared to approximately $123 million in the first six months of 2004. This increase was due almost entirely to the acquisition of CorrFlex, which resulted in an increase in net sales of approximately $80 million in the first six months of 2005, compared to the same period in 2004. Higher volumes also contributed to the increase in net sales in this segment.
Operating profit, as defined above, for the Packaging Services segment was approximately $21 million in the first six months of 2005, compared to approximately $11 million for the same period in 2004. This increase also resulted primarily from the acquisition of CorrFlex. Productivity initiatives also positively impacted operating profit for this segment.
All Other Sonoco
Net sales of All Other Sonoco for the first six months of 2005 totaled approximately $166 million, compared to approximately $151 million in the first six months of 2004. This increase was primarily due to higher selling prices and volume in molded and extruded plastics, wire and cable reels, and protective packaging.
Operating profit, as defined above, for All Other Sonoco was approximately $19 million in the first six months of 2005, compared to approximately $16 million for the same period in 2004. This increase resulted primarily from on-going productivity initiatives and a favorable price/cost relationship, partially offset by increased costs for energy, freight and labor.
Financial Position, Liquidity and Capital Resources
The Company’s financial position remained strong during the first six months of 2005. Total debt increased by approximately $24 million to $931 million from $907 million at December 31, 2004. This increase was due primarily to higher debt levels at Sonoco-Alcore, which, for the most part, resulted from the completion, in accordance with the terms of the joint venture agreement, of replacing certain intercompany foreign loan obligations with external debt. As a result of the repayment of these intercompany loan obligations, cash levels increased at the Company’s other European operations.
For the first six months of 2005, cash flows from operations totaled approximately $68 million, compared with approximately $55 million for the same period in 2004. This increase of approximately $13 million was partly a result of lower contributions to the Company’s pension plan. Cash flows from operations for the first six months of 2005 included the impact of approximately $4 million for funding the Company’s benefit plans, compared with approximately $15 million for the first six months of 2004. During the first six months of 2005, the Company received cash proceeds of approximately $11 million from the issuance of common stock, which related primarily to the exercise of stock options. These proceeds, combined with new borrowings and cash generated from operations, were used to fund capital expenditures of approximately $59 million and to pay dividends of approximately $44 million in the first six months of 2005.
The Company is currently a party to two interest rate swap agreements that effectively swap the interest rate on $250 million of fixed rate debt to a floating rate. All interest rate swaps qualified as fair value hedges under Statement of Financial Accounting Standards No. 133, ‘Accounting for Derivative Instruments and Hedging Activities’ (FAS 133). The fair market value of these interest rate swaps was a favorable position of $16.3 million and $9.7 million as of June 26, 2005 and December 31, 2004, respectively.

SONOCO PRODUCTS COMPANY
At June 26, 2005, the Company had commodity swaps outstanding to fix the costs of a portion of raw materials for 2005 through 2007 in some cases. The swaps qualify as cash flow hedges under FAS 133. The fair market value of these commodity swaps was a favorable position of $10.6 million ($6.8 million after tax) and $3.4 million ($2.2 million after tax) at June 26, 2005 and December 31, 2004, respectively.
Restructuring and Impairment
In August 2003, the Company announced general plans to reduce its overall cost structure by $54 million pretax by realigning and centralizing a number of staff functions and eliminating excess plant capacity. Pursuant to these plans, the Company has initiated or completed 18 plant closings and has terminated approximately 970 employees. As of June 26, 2005, the Company had incurred cumulative charges, net of adjustments, of approximately $87.3 million pretax associated with these activities. The Company expects to recognize an additional cost of approximately $2.9 million pretax in the future associated with these charges, which is comprised of approximately $0.2 million in severance and termination benefits, $0.1 million in asset impairment and $2.6 million in other exit costs. Of this amount, approximately $2.4 million is related to the Engineered Carriers and Paper segment and approximately $0.5 million is related to the Consumer Packaging segment. As part of the target to reduce its cost structure by $54 million, the Company also expects to announce the closing of up to three additional plants in furtherance of these plans. The costs associated with these future plant closings have not yet been determined. The Company expects to pay the remaining restructuring costs, with the exception of ongoing pension subsidies and certain building lease termination expenses, by the end of the first quarter of 2006, using cash generated from operations.
During the three months ended June 26, 2005, the Company recognized restructuring charges, net of adjustments, of $9.1 million ($6.1 million after tax), primarily associated with previously announced plant closings. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $2.4 million, asset impairment charges of $4.4 million and other exit costs of $2.3 million.
During the three months ended June 27, 2004, the Company recognized restructuring charges of $5.8 million ($3.7 million after tax), primarily associated with previously announced plant closings. These restructuring charges, net of adjustments, consisted primarily of severance and termination benefits of $3.7 million, asset impairment charges of $1.5 million and other exit costs of $0.6 million.
During the six months ended June 26, 2005, the Company recognized restructuring charges, net of adjustments, of $14.2 million ($9.8 million after tax), primarily associated with previously announced plant closings. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $3.9 million, asset impairment charges of $6.1 million and other exit costs of $4.2 million.
During the six months ended June 27, 2004, the Company recognized restructuring charges, net of adjustments, of $7.1 million ($4.6 million after tax), primarily associated with previously announced plant closings. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $4.2 million, asset impairment charges of $1.7 million and other exit costs of $1.2 million.
During the three and six months ended June 26, 2005, the Company also recorded non-cash income in the amount of $0.5 million after tax and $1.1 million after tax, respectively, in order to reflect Ahlstrom’s portion of restructuring costs that were charged to expense. This income, which resulted from the expected closure of certain plants that the Company contributed to Sonoco-Alcore, is included in “Equity in earnings of affiliates/minority interest in subsidiaries” in the Company’s Condensed Consolidated Statements of Income.
See Note 3 to the Company’s Condensed Consolidated Financial Statements for more information on the Company’s restructuring programs.

SONOCO PRODUCTS COMPANY
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
In December 2004, the FASB issued FASB Staff Position 109-2, ‘Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004’ (FSP 109-2). Under the guidance of FSP 109-2, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the American Jobs Creation Act of 2004 on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS 109. The deduction is subject to a number of limitations. The Company has not yet decided whether, or to what extent, foreign earnings will be repatriated, however, depending on the source countries involved, withholding tax may be incurred on any distribution. Based on its analysis to date, it is possible that the Company may repatriate some amount between $0 to $100 million with the respective tax liability ranging from $0 to $9 million. The Company expects to be in a position to finalize its assessment by September 30, 2005.
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
In March 2005, the FASB issued Interpretation No. 47, ‘Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143’ (FIN 47), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.
In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, ‘Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3’ (FAS 154). FAS 154 establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable in which the changes should be applied to the latest practicable date presented. FAS 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders.
Incorporated by reference to Item 4 of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2005.
Item 6. Exhibits.

Exhibit 15 —	Letter re unaudited interim financial information

Exhibit 31 —	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

Exhibit 32 —	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

SONOCO PRODUCTS COMPANY
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY (Registrant)
Date: July 28, 2005	By:	/s/ Charles J. Hupfer
Charles J. Hupfer
Senior Vice President and Chief Financial Officer

	By:	/s/ Barry L. Saunders
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