Form 10-Q
period 2005-09-25
SONOCO PRODUCTS CO
filed 2005-10-27
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at September 25, 2005:
Common stock, no par value: 99,110,025

SONOCO PRODUCTS COMPANY
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets — September 25, 2005 (unaudited) and December 31, 2004

Condensed Consolidated Statements of Income — Three and Nine Months Ended September 25, 2005 (unaudited) and September 26, 2004 (unaudited)

Condensed Consolidated Statements of Cash Flow — Nine Months Ended September 25, 2005 (unaudited) and September 26, 2004 (unaudited)

Notes to Condensed Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Item 4. Controls and Procedures.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Item 6. Exhibits.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands)

	September 25,
	2005	December 31,
	(unaudited)	2004*
Assets
Current Assets
Cash and cash equivalents	$140,579	$117,725
Trade accounts receivable, net of allowances	451,215	390,024
Other receivables	33,344	37,457
Inventories:
Finished and in process	134,356	123,924
Materials and supplies	204,145	191,087
Prepaid expenses and other	52,093	61,895

	1,015,732	922,112
Property, Plant and Equipment, Net	962,671	1,007,295
Goodwill	573,094	570,508
Other Intangible Assets	75,856	88,790
Other Assets	463,266	452,614

Total Assets	$3,090,619	$3,041,319

Liabilities and Shareholders’ Equity
Current Liabilities
Payable to suppliers	$268,646	$274,224
Accrued expenses and other	280,552	255,973
Notes payable and current portion of long-term debt	107,749	93,754
Accrued taxes	5,077	15,935

	662,024	639,886
Long-Term Debt	789,751	813,207
Pension and Other Postretirement Benefits	147,518	148,214
Deferred Income Taxes and Other	254,947	287,133
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 99,110 and 98,500 shares were issued and outstanding at September 25, 2005 and December 31, 2004, respectively	7,175	7,175
Capital in excess of stated value	393,587	376,750
Accumulated other comprehensive loss	(92,313)	(103,155)
Retained earnings	927,930	872,109

Total Shareholders’ Equity	1,236,379	1,152,879

Total Liabilities and Shareholders’ Equity	$3,090,619	$3,041,319

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
Net sales	$881,058	$811,117	$2,573,666	$2,270,435
Cost of sales	717,666	657,572	2,101,214	1,852,159
Selling, general and administrative expenses	85,274	85,093	254,929	228,017
Restructuring charges (see Note 3)	4,275	1,148	18,460	8,244

Income before interest and income taxes	73,843	67,304	199,063	182,015
Interest expense	13,864	12,962	37,509	34,403
Interest income	(1,942)	(1,249)	(5,380)	(3,620)

Income before income taxes	61,921	55,591	166,934	151,232
Provision for income taxes	19,109	17,542	54,589	41,802

Income before equity in earnings of affiliates/minority interest in subsidiaries	42,812	38,049	112,345	109,430
Equity in earnings of affiliates/minority interest in subsidiaries	3,101	2,891	10,733	6,805

Net income	$45,913	$40,940	$123,078	$116,235

Average common shares outstanding:
Basic	99,332	98,057	99,187	97,856

Diluted	100,413	99,035	100,260	98,640

Per common share
Net income:
Basic	$0.46	$0.42	$1.24	$1.19

Diluted	$0.46	$0.41	$1.23	$1.18

Cash dividends — common	$0.23	$0.22	$0.68	$0.65

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 25,	September 26,
	2005	2004
Cash Flows from Operating Activities:
Net income	$123,078	$116,235
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	6,576	2,097
Depreciation, depletion and amortization	120,795	114,445
Equity in earnings of affiliates/minority interest in subsidiaries	(10,733)	(6,805)
Cash dividends from affiliated companies	4,342	2,175
Loss on disposition of assets	2,475	1,399
Tax effect of nonqualified stock options	1,187	1,454
Deferred taxes	(16,048)	(8,828)
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Receivables	(61,195)	(84,396)
Inventories	(23,609)	(31,881)
Prepaid expenses	(115)	(6,923)
Payables and taxes	(3,101)	28,683
Other assets and liabilities	16,949	9,535

Net cash provided by operating activities	160,601	137,190

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(92,228)	(86,284)
Cost of acquisitions, exclusive of cash acquired	(2,160)	(263,801)
Proceeds from the sale of assets	6,867	6,995

Net cash used in investing activities	(87,521)	(343,090)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	24,241	173,926
Principal repayment of debt	(11,334)	(18,403)
Net increase in commercial paper borrowings	(20,300)	84,000
Net increase in bank overdrafts	11,079	4,364
Cash dividends — common	(67,257)	(63,432)
Common shares issued	13,605	17,787

Net cash (used in) provided by financing activities	(49,966)	198,242

Effects of Exchange Rate Changes on Cash	(260)	(1,509)

Net Increase (Decrease) in Cash and Cash Equivalents	22,854	(9,167)
Cash and cash equivalents at beginning of period	117,725	84,854

Cash and cash equivalents at end of period	$140,579	$75,687

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)
Note 1: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three and nine months ended September 25, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

With respect to the unaudited condensed consolidated financial information of the Company for the three and nine month periods ended September 25, 2005 and September 26, 2004 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 26, 2005 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of that Act.
Note 2: Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
Numerator:
Net income	$45,913	$40,940	$123,078	$116,235

Denominator:
Average common shares outstanding	99,332	98,057	99,187	97,856
Dilutive effect of:
Employee stock options	704	694	639	525
Contingent employee share awards	377	284	434	259

Dilutive shares outstanding	100,413	99,035	100,260	98,640

Reported net income per common share:
Basic	$0.46	$0.42	$1.24	$1.19

Diluted	$0.46	$0.41	$1.23	$1.18

Stock options to purchase approximately 2,186 and 3,140 shares at September 25, 2005 and September 26, 2004, respectively, were not dilutive and, therefore, are excluded from the computations of diluted income per common share amounts. No adjustments were made to reported net income in the computations of earnings per share.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)
Note 3: Restructuring Programs
In August 2003, the Company announced general plans to reduce its overall cost structure by an annual amount of $54,000 pretax by realigning and centralizing a number of staff functions and eliminating excess plant capacity. Pursuant to these plans, the Company has initiated or completed 19 plant closings and has terminated approximately 990 employees. As of September 25, 2005, the Company had incurred cumulative charges, net of adjustments, of $91,550 pretax associated with these activities. Of this amount, $61,996 was related to the Engineered Carriers and Paper segment, $20,514 was related to the Consumer Packaging segment, $333 was related to the Packaging Services segment, $3,400 was related to All Other Sonoco and $5,307 was associated with Corporate. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $53,602, asset impairment charges of $20,985 and other exit costs of $16,963. The Company expects to recognize an additional cost of approximately $4,317 pretax in the future associated with these activities, which is comprised of approximately $1,208 in severance and termination benefits, $225 in asset impairment and $2,884 in other exit costs. Of this amount, approximately $3,945 is related to the Engineered Carriers and Paper segment, approximately $300 is related to the Consumer Packaging segment and approximately $72 is related to All Other Sonoco. The Company also expects to announce the closing of up to two additional plants in furtherance of these plans.

During the three months ended September 25, 2005, the Company recognized restructuring charges, net of adjustments, of $4,275 ($2,599 after tax), which are reflected as “Restructuring charges” on the Company’s Condensed Consolidated Statements of Income. Of these charges, $3,374 was attributed to the Engineered Carriers and Paper segment, $194 was related to the Consumer Packaging segment and $707 was related to All Other Sonoco. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $1,409, asset impairment charges of $500 and other exit costs of $2,366.

During the three months ended September 26, 2004, the Company recognized restructuring charges, net of adjustments, of $1,148 ($1,943 after tax). Of these charges, $854 was attributed to the Engineered Carriers and Paper segment, $592 was related to the Consumer Packaging segment and $(298) was associated with All Other Sonoco. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $429, asset impairment charges of $399 and other exit costs of $320.

During the nine months ended September 25, 2005, the Company recognized restructuring charges, net of adjustments, of $18,460 ($12,371 after tax). Of these charges, $13,614 was attributed to the Engineered Carriers and Paper segment, $4,260 was related to the Consumer Packaging segment and $586 was related to All Other Sonoco. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $5,280, asset impairment charges of $6,576 and other exit costs of $6,604.

During the nine months ended September 26, 2004, the Company recognized restructuring charges, net of adjustments, of $8,244 ($6,520 after tax). Of these charges, $7,355 was attributed to the Engineered Carriers and Paper segment, $247 was related to the Consumer Packaging segment and $642 was associated with All Other Sonoco. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $4,653, asset impairment charges of $2,097 and other exit costs of $1,494.

During the three and nine months ended September 25, 2005, the Company also recorded non-cash income in the amount of $140 after tax and $1,204 after tax, respectively, to reflect Ahlstrom Corporation’s (“Ahlstrom”) portion of restructuring costs that were charged to expense. This income, which resulted from the expected closure of certain plants that the Company contributed to Sonoco-Alcore S.a.r.l. (“Sonoco-Alcore”), is included in “Equity in earnings of affiliates/minority interest in subsidiaries” in the Company’s Condensed Consolidated Statements of Income.

The following table sets forth the activity in the restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

	Severance
	and	Asset	Other
	Termination	Impairment/Disposal	Exit
	Benefits	of Assets	Costs	Total
Beginning liability December 31, 2004	$6,674	$—	$5,168	$11,842
New charges	5,179	7,435	6,836	19,450
Cash payments	(7,777)	—	(5,631)	(13,408)
Asset impairment	—	(6,508)	—	(6,508)
Foreign currency translation	(324)	(68)	(113)	(505)
Adjustments and disposal of assets	100	(859)	(231)	(990)

Ending liability September 25, 2005	$3,852	$—	$6,029	$9,881

During the nine months ended September 25, 2005, the Company recognized writeoffs of impaired equipment and facilities in the Engineered Carriers and Paper segment in the amount of $4,668, in the Consumer Packaging segment in the amount of $1,367 and in All Other Sonoco in the amount of $(41). Also, during the nine months ended September 25, 2005, the Company recognized writeoffs of inventory in the Engineered Carriers and Paper segment in the amount of $582. Other exit costs are primarily associated with lease termination and other miscellaneous plant closing costs.

The Company expects to pay the majority of the remaining restructuring costs, with the exception of ongoing pension subsidies and certain building lease termination expenses, by the end of the second quarter of 2006, using cash generated from operations.
Note 4: Comprehensive Income
The following table reconciles net income to comprehensive income:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
Net income	$45,913	$40,940	$123,078	$116,235
Other comprehensive income:
Foreign currency translation adjustments	12,656	6,131	(3,109)	(12,041)
Changes in derivative financial instruments, net of income tax	9,531	(83)	13,951	1,861

Comprehensive income	$68,100	$46,988	$133,920	$106,055

The following table summarizes the components of accumulated other comprehensive income and the changes in accumulated other comprehensive income, net of tax as applicable, for the nine months ended September 25, 2005:

	Foreign	Minimum		Accumulated
	Currency	Pension	Derivative	Other
	Translation	Liability	Financial	Comprehensive
	Adjustment	Adjustment	Instruments	Loss
Balance at December 31, 2004	$(46,989)	$(58,305)	$2,139	$(103,155)
Year-to-date net change	(3,109)	—	13,951	10,842

Balance at September 25, 2005	$(50,098)	$(58,305)	$16,090	$(92,313)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)
The Company is currently a party to two interest rate swap agreements that effectively swap the interest rate on $250,000 of fixed rate debt to a floating rate. All interest rate swaps qualified as fair value hedges under Statement of Financial Accounting Standards No. 133, ‘Accounting for Derivative Instruments and Hedging Activities’ (FAS 133). The fair market value of these interest rate swaps was a favorable position of $9,500 and $9,739 as of September 25, 2005 and December 31, 2004, respectively.

At September 25, 2005, the Company had commodity swaps outstanding to fix the costs of a portion of raw materials and energy for 2005 through 2007 in some cases. The swaps qualify as cash flow hedges under FAS 133. The fair market value of these commodity swaps was a favorable position of $25,217 ($16,139 after tax) and $3,430 ($2,195 after tax) at September 25, 2005 and December 31, 2004, respectively.

The cumulative tax benefit of the Minimum Pension Liability Adjustments was $26,888 at September 25, 2005 and December 31, 2004. Additionally, the deferred tax liability of Derivative Financial Instruments was $9,057 and $1,211 at September 25, 2005 and December 31, 2004, respectively. The tax effect on Derivative Financial Instruments for the nine months ended September 25, 2005 was $(7,486).
Note 5: Goodwill and Other Intangible Assets
Goodwill A summary of the changes in goodwill for the nine months ended September 25, 2005 is as follows:

	Engineered
	Carriers	Consumer	Packaging
	and Paper	Packaging	Services	All Other
	Segment	Segment	Segment	Sonoco	Total
Balance as of January 1, 2005	$183,671	$172,630	$148,268	$65,939	$570,508
2005 Acquisitions	986	—	—	—	986
Goodwill purchase price adjustments	8,900	(4,015)	16	—	4,901
Other adjustments	(1,041)	—	—	—	(1,041)
Foreign currency translation	(3,944)	1,959	(120)	(155)	(2,260)

Balance as of September 25, 2005	$188,572	$170,574	$148,164	$65,784	$573,094

The Company continues to adjust the purchase price allocation related to the Sonoco-Alcore business combination, which was consummated during the fourth quarter of 2004. The purchase price allocation is subject to adjustment through October 31, 2005 pending finalization of the plan for restructuring certain aspects of the acquired business. During the first nine months of 2005, the Company reduced the amount of the purchase price that had been allocated to customer lists by $6,048 and identified approximately $3,230 of additional purchase price adjustments, which relate primarily to the closure of certain plants contributed by Ahlstrom.

During the third quarter of 2005, the Company completed its annual test for goodwill impairment in accordance with Statement of Financial Accounting Standards No. 142, ‘Goodwill and Other Intangible Assets’ (FAS 142). Based on the results of this evaluation, the Company was not required to recognize an impairment charge for goodwill. This evaluation used forward-looking projections, which included expected improvement in results at certain reporting units, most notably, the European operations within the Engineered Carriers and Paper segment. The assessment of the relevant facts and circumstances is ongoing, and if actual performance in this reporting unit falls significantly short of the projected results, a non-cash impairment charge may be required.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)
Other Intangible Assets A summary of other intangible assets as of September 25, 2005 and December 31, 2004 is as follows:

	September 25, 2005		December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Patents	$3,378	$(3,039)	$3,378	$(2,843)
Customer lists	81,224	(12,482)	88,791	(8,251)
Land use rights	6,011	(2,113)	6,011	(2,107)
Supply agreements	5,261	(4,589)	5,261	(4,444)
Other	6,703	(4,498)	6,644	(3,650)

Total	$102,577	$(26,721)	$110,085	$(21,295)

Intangible assets are amortized, usually on a straight-line basis, over their respective useful lives, which generally range from three to fifteen years. Aggregate amortization expense on intangible assets was $1,564 and $1,437 for the three months ended September 25, 2005 and September 26, 2004, respectively, and $5,066 and $4,068 for the nine months ended September 25, 2005 and September 26, 2004, respectively. Amortization expense on the other intangible assets identified in the table above is expected to approximate $6,900 in 2005, $6,700 in 2006, $6,300 in 2007, $6,100 in 2008 and $5,500 in 2009.
Note 6: Dividend Declarations
On July 20, 2005, the Board of Directors declared a regular quarterly dividend of $0.23 per share. This dividend was paid September 9, 2005 to all shareholders of record as of August 19, 2005.

On October 17, 2005, the Board of Directors declared a regular quarterly dividend of $0.23 per share. This dividend is payable December 9, 2005 to all shareholders of record as of November 18, 2005.
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

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
Net income, as reported	$45,913	$40,940	$123,078	$116,235
Add: Stock-based employee compensation cost, net of related tax effects, included in net income, as reported	802	829	2,500	1,687
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(838)	(1,794)	(6,734)	(4,628)

Proforma net income	$45,877	$39,975	$118,844	$113,294

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
Earnings per share:
Basic — as reported	$0.46	$0.42	$1.24	$1.19
Basic — proforma	$0.46	$0.41	$1.20	$1.16
Diluted — as reported	$0.46	$0.41	$1.23	$1.18
Diluted — proforma	$0.46	$0.40	$1.19	$1.15
Under FAS 123, stock-based employee compensation expense determined using the fair value method is recognized over the vesting period of the stock options. The majority of stock options for the 2005 plan year were granted in the first quarter of 2005 and vested on the date of the grant. This immediate vesting would have resulted in the recognition of most of the Company’s stock-based employee compensation in the first quarter of 2005 under FAS 123. Stock options for the 2004 plan year were granted in the first quarter of 2004 and vested over a one-year period. Therefore, under FAS 123, the Company would have recognized approximately one-fourth of its stock-based employee compensation expense in each of the first, second and third quarters of 2004. The annual expense would not have been materially different between 2005 and 2004.
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

The components of net periodic benefit cost include the following:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
Retirement Plans
Service cost	$6,126	$5,720	$19,344	$17,160
Interest cost	15,023	14,490	45,142	43,470
Expected return on plan assets	(18,073)	(16,490)	(53,988)	(49,470)
Amortization of net transition obligation	151	150	450	450
Amortization of prior service cost	556	390	1,304	1,170
Amortization of net actuarial loss	5,722	5,290	17,152	15,870

Net periodic benefit cost	$9,505	$9,550	$29,404	$28,650

Retiree Health and Life Insurance Plans
Service cost	$1,020	$900	$3,061	$2,700
Interest cost	2,049	2,110	6,148	6,330
Expected return on plan assets	(724)	(885)	(2,172)	(2,655)
Amortization of prior service cost	(2,623)	(1,540)	(5,703)	(4,620)
Amortization of net actuarial loss	1,358	1,255	4,069	3,765

Net periodic benefit cost	$1,080	$1,840	$5,403	$5,520

During the nine months ended September 25, 2005, the Company made contributions of approximately $11,500 to its retirement and retiree health and life insurance plans.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)
Although it is not required to make any mandatory contributions to its domestic pension plan under ERISA, the Company is currently evaluating its pension funding strategy to determine the amount, if any, of additional contributions to be made during 2005. The results of this evaluation are primarily dependent upon the final determination of the year-end discount rate to be used in calculating the accumulated benefit obligation as well as performance of plan assets through the balance of 2005. Based on current market conditions, if it chose to do so, the Company would need to make a discretionary contribution of approximately $80,000 to its domestic pension plan in order to ensure that the accumulated benefit obligation does not exceed the fair value of the plan assets.
Note 9: New Accounting Pronouncements
The American Jobs Creation Act provides a tax deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the American Jobs Creation Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (the “ETI”) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The Company expects the net effect of the phase out of the ETI and the phase in of this new deduction to result in a decrease in the effective tax rate for fiscal years 2005 and 2006 of approximately 0.2 percentage point based on current earnings levels. In the long term, the Company expects that the new deduction will result in a decrease of the annual effective tax rate by approximately one percentage point based on current earnings levels. The American Jobs Creation Act of 2004 also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations in 2005.

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

In December 2004, the FASB issued FASB Staff Position 109-2, ‘Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004’ (FSP 109-2). Under the guidance of FSP 109-2, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the American Jobs Creation Act of 2004 on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS 109. The deduction is subject to a number of limitations. The Company has not yet decided whether, or to what extent, foreign earnings will be repatriated; however, depending on the source countries involved, withholding tax may be incurred on any distribution. Based on its analysis to date, it is possible that the Company may repatriate some amount between $0 to $100,000 with the respective tax liability ranging from $0 to $9,000. The Company will finalize its assessment by December 31, 2005.

In December 2004, the FASB issued a revision to Statement of Financial Accounting Standards No. 123, ‘Share-Based Payment’ (FAS 123R), which requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. In April 2005, the Securities and Exchange Commission delayed the effective date of FAS 123R to annual periods beginning after June 15, 2005. The Company is planning to use the “modified prospective” transition method, which does not require restating previous periods’ results. No additional compensation expense would be recorded for any vested awards outstanding as of the effective date. Although the Company continues to reevaluate the number of stock options to be granted each year, based on its current expectations, the Company expects that earnings per diluted share will decrease by approximately $.04 in 2006.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, ‘Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3’ (FAS 154). FAS 154 establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable, in which case the changes should be applied to the latest practicable date presented. FAS 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
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

The Engineered Carriers and Paper segment includes the following products: high-performance paper and composite engineered carriers, paperboard, fiber-based construction tubes and forms, and recovered paper.

The Packaging Services segment provides the following products and services: point-of-purchase displays, folding cartons, packaging fulfillment, product handling, brand management, and supply chain management.

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
FINANCIAL SEGMENT INFORMATION (Unaudited)

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
Net Sales:
Consumer Packaging	$315,140	$291,302	$904,364	$820,451
Engineered Carriers and Paper	368,358	343,218	1,089,439	999,098
Packaging Services	114,976	97,645	331,353	221,021
All Other Sonoco	82,584	78,952	248,510	229,865

Consolidated	$881,058	$811,117	$2,573,666	$2,270,435

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
Intersegment Sales:
Consumer Packaging	$878	$578	$2,720	$2,214
Engineered Carriers and Paper	21,909	20,858	62,100	59,508
Packaging Services	57	68	170	188
All Other Sonoco	8,337	7,714	25,463	22,004

Consolidated	$31,181	$29,218	$90,453	$83,914

Income before income taxes:
Consumer Packaging — Operating Profit	$24,935	$20,987	$71,808	$58,489
Engineered Carriers and Paper — Operating Profit	32,043	31,211	83,800	88,818
Packaging Services — Operating Profit	11,856	8,763	33,193	19,363
All Other Sonoco — Operating Profit	9,284	7,491	28,722	23,589
Restructuring charges	(4,275)	(1,148)	(18,460)	(8,244)
Interest, net	(11,922)	(11,713)	(32,129)	(30,783)

Consolidated	$61,921	$55,591	$166,934	$151,232

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
Environmental Matters

The Company has been named as a potentially responsible party at several environmentally contaminated sites not owned by the Company. These regulatory actions and a small number of private party lawsuits represent the Company’s largest potential environmental liabilities. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing agreements with other potentially responsible parties with respect to a particular site. Such agreements relate to the sharing of legal defense costs or clean-up costs or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away. Accordingly, the ultimate cost to the Company with respect to such sites cannot be determined. As of September 25, 2005 and December 31, 2004, the Company had accrued $4,831 and $4,440, respectively, related to environmental contingencies. Actual costs to be incurred for these environmental matters in future periods will likely vary from current estimates because of the inherent uncertainties in evaluating environmental exposures.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)
On October 21, 2005 the United States Environmental Protection Agency (“EPA”) orally notified Sonoco U. S. Mills, Inc. (“U. S. Mills”), a wholly-owned subsidiary of the Company, that EPA may issue a Unilateral Order under Section 106 of the Comprehensive Environmental Response, Compensation and Liability Act requiring U. S. Mills and another unrelated party to undertake a program to remove and dispose of PCB contaminated sediments in a portion of the lower Fox River in Wisconsin, unless U. S. Mills voluntarily agrees to play a primary role in the cleanup of that portion of the river. The EPA representative stated that the cost of the program was estimated at between $25,000 and $30,000. Because no such order against U. S. Mills has yet been issued and because of uncertainty regarding the role and future actions of the other party, the Company cannot presently estimate the costs U. S. Mills may incur as a result of EPA’s actions, if any. Some or all of any costs incurred may be covered by insurance or be subject to recoupment from third parties. The Company acquired U. S. Mills in 2001, and the alleged contamination predates the acquisition. Based on information currently known to the Company, it does not appear that U. S. Mills is responsible for the alleged contamination. Although U.S. Mills intends to continue to seek a resolution of these issues with EPA and the other party, should EPA proceed as threatened, U. S. Mills intends to vigorously protect its interests.
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
Note 12: Subsequent Event
On October 1, 2005, The Procter & Gamble Company’s (“P&G”) previously announced acquisition of The Gillette Company (“Gillette”) became effective, and Gillette became a wholly-owned subsidiary of P&G. As of the effective date of this acquisition, sales to P&G could potentially exceed 10% of the Company’s consolidated revenues.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Directors of Sonoco Products Company:
We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of September 25, 2005, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 25, 2005, and September 26, 2004 and the condensed consolidated statements of cash flows for the nine-month periods ended September 25, 2005 and September 26, 2004. These interim financial statements are the responsibility of the Company’s management.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
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
October 26, 2005

SONOCO PRODUCTS COMPANY

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Statements included in this report that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The words “estimate,” “project,” “intend,” “expect,” “believe,” “plan,” “anticipate,” “objective,” “goal,” “guidance,” and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding offsetting high raw material costs, adequacy of income tax provisions, refinancing of debt, adequacy of cash flows, effects of acquisitions and dispositions, adequacy of provisions for environmental liabilities, financial strategies and the results expected from them, pension plan funding, expected earnings and producing improvements in earnings. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, expectations, beliefs, plans, strategies and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecast in such forward-looking statements. Such risks and uncertainties include, without limitation: availability and pricing of raw materials; success of new product development and introduction; ability to maintain or increase productivity levels; international, national and local economic and market conditions; fluctuations in obligations and earnings of pension and postretirement benefit plans; ability to maintain market share; pricing pressures and demand for products; continued strength of our paperboard-based engineered carriers and composite can operations; anticipated costs and results of restructuring activities; resolution of income tax contingencies; ability to successfully integrate newly acquired businesses into the Company’s operations; currency stability and the rate of growth in foreign markets; use of financial instruments to hedge foreign exchange, interest rate and commodity price risk; actions of government agencies; loss of consumer confidence; and economic disruptions resulting from terrorist activities.
Results of Operations
Third Quarter 2005 Compared with Third Quarter 2004
Company Overview
Net sales for the third quarter of 2005 were $881 million, compared with $811 million for the third quarter of 2004.
The components of the sales change were approximately:

($ in millions)

Volume	$17
Selling price	15
Currency exchange rate	13
Acquisitions	23
Other	2

Total sales increase	$70

The increase related to acquisitions was primarily due to the formation of the joint venture between the European engineered carriers and coreboard operations of Sonoco and Ahlstrom Corporation (“Ahlstrom”), which is known as Sonoco-Alcore S.a.r.l. (“Sonoco-Alcore”) in October 2004. Average selling prices in the majority of the Company’s businesses were up in the third quarter of 2005, compared with the same period in 2004. Company-wide sales volumes during the third quarter of 2005 were up approximately 5% over the same period in 2004. The sales volumes for the third quarter of 2005 include those from Sonoco-Alcore. Excluding volumes from Sonoco-Alcore, company-wide sales volumes for the third quarter of 2005 were up approximately 2% over the third quarter of 2004.
Income before income taxes increased to approximately $62 million for the third quarter of 2005, compared with approximately $56 million for the third quarters of 2004. The Company continues to manage the relationship between the year-over-year change in selling prices and the year-over-year change in material costs (“price/cost relationship”). Despite higher year-over-year raw material costs, the Company was able to produce a positive price/cost relationship during the third quarter of 2005 by implementing price increases and surcharges. In addition to the positive price/cost relationship, reduced costs, which resulted from ongoing productivity and purchasing initiatives, had a positive impact on income before income taxes. These positive factors were offset by weaker demand for engineered carriers and paper

SONOCO PRODUCTS COMPANY
in most geographies, higher energy, freight and labor costs, continued difficult business conditions in Europe, and though improved, startup costs associated with the Company’s new rigid plastic container plant in Wisconsin. Income before income taxes included pretax charges in connection with the Company’s previously announced restructuring actions of approximately $4 million and $1 million for the third quarter of 2005 and 2004, respectively. These restructuring charges were not allocated to the operating segments.
The Company does not expect a material change in net sales or net income during the fourth quarter of 2005. The Company anticipates that the price/cost relationship will remain relatively neutral and that productivity improvements will be partially offset by year-over-year increases in the cost of labor, freight and energy.
The effective tax rate for the quarter ended September 25, 2005 was 30.9%, compared with 31.6% for the quarter ended September 26, 2004. The effective tax rates for the third quarters of both 2005 and 2004 include normal adjustments resulting from the filing of tax returns and the closing of examination statutes.
Equity in earnings of affiliates/minority interest in subsidiaries for the third quarter of 2005 totaled approximately $3.1 million, compared with approximately $2.9 million for the third quarter of 2004. This increase was due primarily to minority interest associated with the Sonoco-Alcore business combination, which was completed during the fourth quarter of 2004.
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
Net sales of the Consumer Packaging segment for the third quarter of 2005 totaled approximately $315 million, compared with approximately $291 million in the third quarter of 2004. This increase was due primarily to increased selling prices in composite cans, rigid plastic containers, closures and flexible packaging, increased volumes in flexible packaging and the favorable impact of foreign exchange rates.
Operating profit, as defined above, for the Consumer Packaging segment was approximately $25 million in the third quarter of 2005, up from approximately $21 million for the same period in 2004. This increase resulted primarily from reduced costs related to on-going productivity initiatives as well as higher volume in flexible packaging. These favorable impacts were partially offset by a slightly negative price/cost relationship as well as rising costs for energy, freight and labor.
Engineered Carriers and Paper Segment
The Engineered Carriers and Paper segment includes the following products: high-performance paper and composite engineered carriers, paperboard, fiber-based construction tubes and forms, and recovered paper.

SONOCO PRODUCTS COMPANY
Net sales of the Engineered Carriers and Paper segment for the third quarter of 2005 totaled approximately $368 million, compared with approximately $343 million in the third quarter of 2004. This increase was due primarily to Sonoco-Alcore, which produced an increase in net sales of approximately $23 million in the third quarter of 2005, compared with the same period in 2004. Higher selling prices of domestic engineered carriers and paperboard and the favorable impact of foreign exchange rates also contributed to the increase in net sales in this segment. These positive factors were partially offset by lower volume in North America.
Operating profit, as defined above, for the Engineered Carriers and Paper segment was approximately $32 million in the third quarter of 2005, compared with approximately $31 million for the same period in 2004. The increase in operating profit was primarily due to a favorable price/cost relationship in North America and productivity improvements and cost reductions resulting from restructuring actions. These positive factors were partially offset by lower volumes and the mix of business, continued difficult business conditions in Europe and the impact of higher costs for energy and freight.
Packaging Services Segment
The Packaging Services segment provides the following products and services: point-of-purchase displays, folding cartons, packaging fulfillment, product handling, brand management, and supply chain management.
Net sales of the Packaging Services segment for the third quarter of 2005 totaled approximately $115 million, compared with approximately $98 million in the third quarter of 2004. This increase was due primarily to higher volumes at CorrFlex.
Operating profit, as defined above, for the Packaging Services segment was approximately $12 million in the third quarter of 2005, compared with approximately $9 million for the same period in 2004. This increase resulted primarily from increased volume and productivity improvements.
All Other Sonoco
All Other Sonoco includes the following products: wooden, metal and composite reels for wire and cable packaging; molded plastics; custom designed protective packaging; adhesives; machinery manufacturing; and specialty packaging.
Net sales of All Other Sonoco for the third quarter of 2005 totaled approximately $83 million, compared with approximately $79 million in the third quarter of 2004. This increase was primarily due to increased volume in wire and cable reels and higher prices in molded plastics, which resulted from the pass through of increased resin costs.
Operating profit, as defined above, for All Other Sonoco was approximately $9 million in the third quarter of 2005, compared with approximately $7 million for the same period in 2004. This increase resulted primarily from increased volume in wire and cable reels as well as on-going productivity initiatives and cost reductions resulting from restructuring actions. These positive factors were partially offset by higher costs for energy and freight.
September 2005 Year-to-Date Compared with September 2004 Year-to-Date
Company Overview
Net sales for the first nine months of 2005 were $2,574 million, compared with $2,270 million for the first nine months of 2004.
The components of the sales change were approximately:

($ in millions)

Volume	$53
Selling price	53
Currency exchange rate	41
Acquisitions	155
Other	2

Total sales increase	$304

SONOCO PRODUCTS COMPANY
The increase related to acquisitions was primarily due to the purchase of CorrFlex in May 2004 and the formation of the joint venture between the European engineered carriers and coreboard operations of Sonoco and Ahlstrom, which is known as Sonoco-Alcore. Average selling prices in the majority of the Company’s businesses were up in the first nine months of 2005, compared with the same period in 2004. Company-wide sales volumes during the first nine months of 2005 were up approximately 9% over the same period in 2004. The sales volumes for the first nine months of 2005 include those from Sonoco-Alcore and Sonoco CorrFlex. Excluding volumes from these newly acquired businesses, company-wide sales volumes for the first nine months of 2005 were up approximately 2% over the first nine months of 2004.
Income before income taxes totaled approximately $167 million in the first nine months of 2005, compared with approximately $151 million for the same period in 2004. This increase was due to the acquisition of CorrFlex as well as reduced costs, which resulted from ongoing productivity and purchasing initiatives. Also contributing to this increase was a favorable price/cost relationship. These increases were partially offset by costs associated with the integration of the European paper-based tube/core and coreboard operations of Sonoco and Ahlstrom in conjunction with the formation of Sonoco-Alcore, continued difficult business conditions in Europe, lower volumes and the mix of business in the Engineered Carriers and Paper segment, and startup costs associated with the Company’s new rigid plastic container plant in Wisconsin. Income before income taxes included pretax charges in connection with the Company’s previously announced restructuring actions of approximately $18 million and $8 million for the first nine months of 2005 and 2004, respectively. These restructuring charges were not allocated to the operating segments. Income before income taxes for the first nine months of 2004 also included the impact of pretax charges of approximately $5 million, which was associated with an unfavorable legal judgment that was entered against the Company, and approximately $6 million, which was associated with replacing certain executive life insurance benefits.
The effective tax rate for the nine months ended September 25, 2005 was 32.7%, compared with 27.6% for the nine months ended September 26, 2004. Included in the effective tax rate for the nine months ended September 26, 2004 was the impact of the recognition of certain tax benefits, the majority of which (approximately $9 million) resulted from the Internal Revenue Service closing its examination of the Company’s tax returns for years 1999 through 2001.
Equity in earnings of affiliates/minority interest in subsidiaries for the first nine months of 2005 totaled approximately $10.7 million, compared with approximately $6.8 million for the first nine months of 2004. This increase was due primarily to minority interest associated with the Sonoco-Alcore business combination, which was completed during the fourth quarter of 2004.
Reportable Segments
Consumer Packaging Segment
Net sales of the Consumer Packaging segment for the first nine months of 2005 totaled approximately $904 million, compared with approximately $820 million in the first nine months of 2004. This increase was due primarily to increased volumes and selling prices in composite cans, rigid plastic containers, closures and flexible packaging. The favorable impact of foreign exchange rates also contributed to the increase in net sales in this segment.
Operating profit, as defined above, for the Consumer Packaging segment in the first nine months of 2005 was approximately $72 million, up from approximately $58 million for the same period in 2004. This increase resulted primarily from higher volume and the mix of business in flexible packaging as well as reduced costs related to on-going productivity initiatives. These favorable impacts were partially offset by a slightly negative price/cost relationship, startup costs at a new facility and increased costs for energy, freight and labor.
Engineered Carriers and Paper Segment
Net sales of the Engineered Carriers and Paper segment for the first nine months of 2005 totaled approximately $1,089 million, compared with approximately $999 million in the first nine months of 2004. This increase was due primarily to the formation of Sonoco-Alcore, which resulted in an increase in net sales of approximately $76 million in the first nine months of 2005, compared with the same period in 2004. Higher average selling prices and the favorable impact of foreign exchange rates also contributed to the increase in net sales in this segment. These positive factors were partially offset by lower volume in North America.

SONOCO PRODUCTS COMPANY
Operating profit, as defined above, for the Engineered Carriers and Paper segment in the first nine months of 2005 was approximately $84 million, compared with approximately $89 million for the same period in 2004. This decrease resulted primarily from costs associated with the integration of Sonoco and Ahlstrom operations in Europe, lower volumes in North America and increased costs for energy, freight and labor. These negative factors were partially offset by a favorable price/cost relationship in North America and productivity improvements and cost reductions resulting from restructuring actions. Operating profit for the first nine months of 2004 included the impact of a pretax charge of approximately $5 million, which related to an unfavorable legal judgment against the Company.
Packaging Services Segment

Net sales of the Packaging Services segment for the first nine months of 2005 totaled approximately $331 million, compared with approximately $221 million in the first nine months of 2004. This increase was primarily due to the acquisition of CorrFlex as well as higher volumes.
Operating profit, as defined above, for the Packaging Services segment was approximately $33 million in the first nine months of 2005, compared with approximately $19 million for the same period in 2004. This increase also resulted primarily from the acquisition of CorrFlex. Productivity initiatives and higher volumes also positively impacted operating profit for this segment.
All Other Sonoco

Net sales of All Other Sonoco for the first nine months of 2005 totaled approximately $249 million, compared with approximately $230 million in the first nine months of 2004. This increase was primarily due to higher selling prices in molded and extruded plastics, wire and cable reels, and protective packaging. Higher volumes in wire and cable reels and protective packaging also contributed to the increase in net sales in All Other Sonoco.
Operating profit, as defined above, for All Other Sonoco was approximately $29 million in the first nine months of 2005, compared with approximately $24 million for the same period in 2004. This increase resulted primarily from on-going productivity initiatives and a favorable price/cost relationship, partially offset by increased costs for energy, freight and labor.
Financial Position, Liquidity and Capital Resources
The Company’s financial position remained strong during the first nine months of 2005. Total debt decreased by approximately $9 million to $898 million from $907 million at December 31, 2004. This decrease consisted primarily of a reduction in commercial paper borrowings. This decrease was partially offset by higher debt levels at Sonoco-Alcore, which, for the most part, resulted from the completion, in accordance with the terms of the joint venture agreement, of replacing certain intercompany foreign loan obligations with external debt. As a result of the repayment of these intercompany loan obligations, cash levels increased at the Company’s other European operations.
For the first nine months of 2005, cash flows from operations totaled approximately $161 million, compared with approximately $137 million for the same period in 2004. This increase of approximately $24 million was primarily a result of improved profitability and lower contributions to the Company’s pension plan. Cash flows from operations for the first nine months of 2005 included the impact of approximately $11 million for funding the Company’s benefit plans, compared with approximately $16 million for the first nine months of 2004. Cash generated from operations was used to fund capital expenditures of approximately $92 million and to pay dividends of approximately $67 million in the first nine months of 2005.
Although it is not required to make any mandatory contributions to its domestic pension plan under ERISA, the Company is currently evaluating its pension funding strategy to determine the amount, if any, of additional contributions to be made during 2005. The results of this evaluation are primarily dependent upon the final determination of the year-end discount rate to be used in calculating the accumulated benefit obligation as well as performance of plan assets through the balance of 2005. Based on current market conditions, if it chose to do so, the Company would need to make a discretionary contribution of approximately $80 million to its domestic pension plan in order to ensure that the accumulated benefit obligation does not exceed the fair value of the plan assets.

SONOCO PRODUCTS COMPANY
The Company is currently a party to two interest rate swap agreements that effectively swap the interest rate on $250 million of fixed rate debt to a floating rate. All interest rate swaps qualified as fair value hedges under Statement of Financial Accounting Standards No. 133, ‘Accounting for Derivative Instruments and Hedging Activities’ (FAS 133). The fair market value of these interest rate swaps was a favorable position of $9.5 million and $9.7 million as of September 25, 2005 and December 31, 2004, respectively.
At September 25, 2005, the Company had commodity swaps outstanding to fix the costs of a portion of raw materials and energy for 2005 through 2007 in some cases. The swaps qualify as cash flow hedges under FAS 133. The fair market value of these commodity swaps was a favorable position of $25.2 million ($16.1 million after tax) and $3.4 million ($2.2 million after tax) at September 25, 2005 and December 31, 2004, respectively.
Restructuring and Impairment
In August 2003, the Company announced general plans to reduce its overall cost structure by an annual amount of $54 million pretax by realigning and centralizing a number of staff functions and eliminating excess plant capacity. Pursuant to these plans, the Company has initiated or completed 19 plant closings and has terminated approximately 990 employees. As of September 25, 2005, the Company had incurred cumulative charges, net of adjustments, of approximately $91.6 million pretax associated with these activities. The Company expects to recognize an additional cost of approximately $4.3 million pretax in the future associated with these charges, which is comprised of approximately $1.2 million in severance and termination benefits, $0.2 million in asset impairment and $2.9 million in other exit costs. Of this amount, approximately $3.9 million is related to the Engineered Carriers and Paper segment, approximately $0.3 million is related to the Consumer Packaging segment and approximately $0.1 million is related to All Other Sonoco. As part of the target to reduce its cost structure by $54 million, the Company also expects to announce the closing of up to two additional plants in furtherance of these plans. The costs associated with these future plant closings have not yet been determined. The Company expects to pay the majority of the remaining restructuring costs, with the exception of ongoing pension subsidies and certain building lease termination expenses, by the end of the second quarter of 2006, using cash generated from operations.
During the three months ended September 25, 2005, the Company recognized restructuring charges, net of adjustments, of $4.3 million ($2.6 million after tax), primarily associated with previously announced plant closings. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $1.4 million, asset impairment charges of $0.5 million and other exit costs of $2.4 million.
During the three months ended September 26, 2004, the Company recognized restructuring charges of $1.1 million ($1.9 million after tax), primarily associated with previously announced plant closings. These restructuring charges, net of adjustments, consisted primarily of severance and termination benefits of $0.4 million, asset impairment charges of $0.4 million and other exit costs of $0.3 million.
During the nine months ended September 25, 2005, the Company recognized restructuring charges, net of adjustments, of $18.5 million ($12.4 million after tax), primarily associated with previously announced plant closings. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $5.3 million, asset impairment charges of $6.6 million and other exit costs of $6.6 million.
During the nine months ended September 26, 2004, the Company recognized restructuring charges, net of adjustments, of $8.2 million ($6.5 million after tax), primarily associated with previously announced plant closings. These restructuring charges, net of adjustments, consisted of severance and termination benefits of $4.6 million, asset impairment charges of $2.1 million and other exit costs of $1.5 million.
During the three and nine months ended September 25, 2005, the Company also recorded non-cash income in the amount of $0.1 million after tax and $1.2 million after tax, respectively, to reflect Ahlstrom’s portion of restructuring costs that were charged to expense. This income, which resulted from the expected closure of certain plants that the Company contributed to Sonoco-Alcore, is included in “Equity in earnings of affiliates/minority interest in subsidiaries” in the Company’s Condensed Consolidated Statements of Income.
See Note 3 to the Company’s Condensed Consolidated Financial Statements for more information on the Company’s restructuring programs.

SONOCO PRODUCTS COMPANY
New Accounting Pronouncements
The American Jobs Creation Act of 2004 provides a tax deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the American Jobs Creation Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (the “ETI”) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The Company expects the net effect of the phase out of the ETI and the phase in of this new deduction to result in a decrease in the effective tax rate for fiscal years 2005 and 2006 of approximately 0.2 percentage point based on current earnings levels. In the long term, the Company expects that the new deduction will result in a decrease of the annual effective tax rate by approximately one percentage point based on current earnings levels. The American Jobs Creation Act of 2004 also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations in 2005.
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
In December 2004, the FASB issued FASB Staff Position 109-2, ‘Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004’ (FSP 109-2). Under the guidance of FSP 109-2, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the American Jobs Creation Act of 2004 on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS 109. The deduction is subject to a number of limitations. The Company has not yet decided whether, or to what extent, foreign earnings will be repatriated; however, depending on the source countries involved, withholding tax may be incurred on any distribution. Based on its analysis to date, it is possible that the Company may repatriate some amount between $0 to $100 million with the respective tax liability ranging from $0 to $9 million. The Company will finalize its assessment by December 31, 2005.
In December 2004, the FASB issued a revision to Statement of Financial Accounting Standards No. 123, ‘Share-Based Payment’ (FAS 123R), which requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. In April 2005, the Securities and Exchange Commission delayed the effective date of FAS 123R to annual periods beginning after June 15, 2005. The Company is planning to use the “modified prospective” transition method, which does not require restating previous periods’ results. No additional compensation expense would be recorded for any vested awards outstanding as of the effective date. Although the Company continues to reevaluate the number of stock options to be granted each year, based on its current expectations, the Company expects that earnings per diluted share will decrease by approximately $.04 in 2006.
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
In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, ‘Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3’ (FAS 154). FAS 154 establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable, in which case the changes should be applied to the latest practicable date presented. FAS 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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
Changes in Internal Controls

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in refinements to processes throughout the Company. However, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
On October 21, 2005 the United States Environmental Protection Agency (“EPA”) orally notified Sonoco U. S. Mills, Inc. (“U. S. Mills”), a wholly-owned subsidiary of the Company, that EPA may issue a Unilateral Order under Section 106 of the Comprehensive Environmental Response, Compensation and Liability Act requiring U. S. Mills and another unrelated party to undertake a program to remove and dispose of PCB contaminated sediments in a portion of the lower Fox River in Wisconsin, unless U. S. Mills voluntarily agrees to play a primary role in the cleanup of that portion of the river. The EPA representative stated that the cost of the program was estimated at between $25 million and $30 million. Because no such order against U. S. Mills has yet been issued and because of uncertainty regarding the role and future actions of the other party, the Company cannot presently estimate the costs U. S. Mills may incur as a result of EPA’s actions, if any. Some or all of any costs incurred may be covered by insurance or be subject to recoupment from third parties. The Company acquired U. S. Mills in 2001, and the alleged contamination predates the acquisition. Based on information currently known to the Company, it does not appear that U. S. Mills is responsible for the alleged contamination. Although U.S. Mills intends to continue to seek a resolution of these issues with EPA and the other party, should EPA proceed as threatened, U. S. Mills intends to vigorously protect its interests.
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

SONOCO PRODUCTS COMPANY (Registrant)

Date: October 27, 2005	By: /s/ Charles J. Hupfer

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