Form 10-K
period 2005-12-31
SONOCO PRODUCTS CO
filed 2006-02-27
CIK 91767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File No. 0-516
SONOCO PRODUCTS COMPANY

Incorporated under the laws	I.R.S. Employer Identification
of South Carolina	No. 57-0248420
1 N. Second St.
Hartsville, S.C. 29550
Telephone: 843/383-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

No par value common stock	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑      No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐      No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☑    Accelerated Filer ☐    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
The aggregate market value of voting common stock held by nonaffiliates of the registrant (based on the New York Stock Exchange closing price) on June 24, 2005, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $2,407,357,927. Registrant does not (and did not at June 24, 2005) have any non-voting common stock outstanding.
As of February 18, 2006, there were 98,676,304 shares of no par value common stock outstanding.
Documents Incorporated by Reference
Portions of the Proxy Statement for the annual meeting of shareholders to be held on April 19, 2006, which statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference in Part III.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
Forward-looking Statements
This Annual Report on Form 10-K includes and incorporates by reference “forward-looking statements” within the meaning of the securities laws. All statements that are not historical facts are “forward-looking statements.” The words “estimate,” “project,” “intend,” “expect,” “believe,” “plan,” “anticipate,” “objective,” “goal,” “guidance” and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to statements regarding offsetting high raw material costs; improved productivity and cost containment; adequacy of income tax provisions; refinancing of debt; adequacy of cash flows; anticipated amounts and uses of cash flows; effects of acquisitions and dispositions; adequacy of provisions for environmental liabilities; financial strategies and the results expected from them; continued payments of dividends; stock repurchases; and producing improvements in earnings.
These forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, expectations, beliefs, plans, strategies and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. Such risks and uncertainties include, without limitation availability and pricing of raw materials; success of new product development and introduction; ability to maintain or increase productivity levels and contain or reduce costs; international, national and local economic and market conditions; fluctuations in obligations and earnings of pension and postretirement benefit plans; ability to maintain market share; pricing pressures and demand for products; continued strength of our paperboard-based tubes and cores and composite can operations; anticipated results of restructuring activities; resolution of income tax contingencies; ability to successfully integrate newly acquired businesses into the Company’s operations; currency stability and the rate of growth in foreign markets; use of financial instruments to hedge foreign currency, interest rate and commodity price risk; actions of government agencies; loss of consumer confidence; and economic disruptions resulting from terrorist activities.
We undertake no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.
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

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
PART I
Item 1. Business
(a)	General development of business –
The Company is a South Carolina corporation founded in Hartsville, South Carolina, in 1899 as the Southern Novelty Company. The name was subsequently changed to Sonoco Products Company (the “Company” or “Sonoco”). Sonoco is a manufacturer of industrial and consumer packaging products and a provider of packaging services, with 317 locations in 35 countries.
Information regarding the Company’s acquisitions, dispositions, joint ventures and restructuring activities is provided in Notes 2, 3 and 4 to the Consolidated Financial Statements on pages F-8 through F-14 of this Annual Report on Form 10-K.
(b)	Financial information about segments –
Information regarding the Company’s reportable segments is provided in Note 16 to the Consolidated Financial Statements on pages F-33 through F-35 of this Annual Report on Form 10-K.
(c)	Narrative description of business –
Products and Services – The following discussion outlines the principal products produced and services provided by the Company.
Consumer Packaging
The Consumer Packaging segment accounted for 35.4%, 35.9% and 37.9% of the Company’s net sales in 2005, 2004 and 2003, respectively. The operations in this segment consist of 49 plants throughout the world. The products, services and markets of the Consumer Packaging segment are as follows:

	Products and Services	Markets

Rigid Packaging — Paper	Round and shaped composite paperboard cans, single-wrap paperboard packages, fiber cartridges	Food: snacks, nuts, cookies and crackers, confectionery, frozen concentrate, powdered beverages and infant formula, coffee, refrigerated dough, spices/seasonings, nutritional supplements, pet food Nonfood: adhesives, caulks, cleansers, chemicals, lawn and garden, automotive, pet products

Rigid Packaging — Plastic	Bottles, jars, tubs, cups, trays, squeeze tubes	Food: Liquid beverage (noncarbonated), including functional beverage and ready-to-drink coffee, processed foods, sauces and pet foods, powdered beverages including coffee, snacks and nuts Nonfood: household chemicals, industrial chemicals, adhesives and sealants, personal care

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

	Products and Services	Markets

Ends and Closures – Plastic and Metal	Aluminum, steel and peelable membrane easy-open closures for composite, metal and plastic containers	Canned processed foods, coffee, beverage, powdered beverages and infant formula, snacks, nuts, nutritional supplements, spices/ seasonings, pet food and treats, nonfood products

Printed Flexible Packaging	Flexible packaging made from thin-gauge, high value-added rotogravure, flexographic and combination printed film including high-performance laminations and rotogravure cylinder engraving	Confectionery and gum, hard-baked goods, coffee, retort, beverages, snack foods, pet food, home and personal care
Sonoco’s rigid packaging — paper business is the Company’s second largest revenue-producing business, representing approximately 19%, 17% and 19% of consolidated net sales in 2005, 2004 and 2003, respectively.
Tubes and Cores/Paper
The Tubes and Cores/Paper segment, formerly known as Engineered Carriers and Paper, was renamed to better reflect the nature of its products. This segment accounted for 42.0%, 44.0% and 45.7% of the Company’s net sales in 2005, 2004 and 2003, respectively. This segment serves its markets through 119 converting facilities on five continents. Sonoco’s paper operations provide the primary raw material for the Company’s fiber-based packaging. Sonoco uses approximately 70% of the paper it manufactures and the remainder is sold to third parties. This vertical integration strategy is supported by 26 paper mills with 37 paper machines and 45 recovered paper collection facilities throughout the world. In 2005, Sonoco had the capacity to manufacture approximately two million tons of recycled paperboard. The products, services and markets of the Tubes and Cores/Paper segment are as follows:

	Products and Services	Markets

Tubes and Cores (formerly known as Engineered Carriers)	Paperboard tubes, cores, roll packaging, molded plugs, supply-chain packaging services	Construction, film, flowable products, metal, paper mill, shipping and storage, tape and label, textiles, converters

Paper	Recycled paperboard, chipboard, tubeboard, lightweight corestock, boxboard, linerboard, specialty grades, recovered paper	Converted paper products, spiral winders, beverage insulators, displays, gaming, paper manufacturing
Sonoco’s tubes and cores business is the Company’s largest revenue-producing business, representing approximately 32%, 34% and 36% of consolidated net sales in 2005, 2004 and 2003, respectively.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
Packaging Services
The Packaging Services segment accounted for 12.9%, 10.2% and 6.7% of the Company’s consolidated net sales in 2005, 2004 and 2003, respectively. The products, services and markets of the Packaging Services segment are as follows:

	Products and Services	Markets

Packaging Services	Designing, manufacturing, assembling, packing and distributing temporary, semi-permanent and permanent point-of-purchase (P-O-P) displays; providing brand artwork management and supply chain management services including: contract packing, fulfillment and scalable Service Centers	Consumer packaged goods, including: personal care, beauty, healthcare, electronics, hosiery, confectionery, home and garden, sporting goods, office supplies, pharmaceuticals
All Other Sonoco
All Other Sonoco accounted for 9.7%, 9.9% and 9.8% of the Company’s net sales in 2005, 2004 and 2003, respectively. In addition to the products and services outlined in each of the segments above, the Company produces the following products:

	Products and Services	Markets

Wire and Cable Reels	Baker™ steel, nailed wooden, plywood, recycled and poly-fiber reels	Wire and cable manufacturers

Molded and Extruded Plastics	Complete offering of product design, tool design and fabrication; manufacturing in both injection molding and extrusion technologies	Consumer and industrial packaging, food services, textiles, wire and cable, fiber optics, plumbing, filtration, automotive, medical, healthcare

Paperboard Specialties	Custom-printed Rixie™ coasters, Stancap® glass covers, other paper amenities	Hotels and resorts, casinos, country clubs, catering services, cruise lines, airlines, healthcare facilities, restaurants

Protective Packaging	Proprietary SonoPost® Technology, SonoBase™ Carrier System and a partnership with Sonoco CorrFlex to provide the SonoPop™ Display System. Services include an ISTA-certified lab for engineering and testing solutions, on-site engineering and just-in-time fulfillment of multiple packaging materials	Household appliances, heating and air conditioning, lawn and garden including outdoor grills, furniture and office furnishings, automotive, promotional display and palletized distribution solutions
Product Distribution – Each of the Company’s operating units has its own sales staff, and maintains direct sales relationships with its customers. Some of the units have service staff at the manufacturing facility that interacts directly with customers. North American operations in the Tubes and Cores/Paper segment (formerly called the Engineered Carriers and Paper segment) also have a customer service center located in Hartsville, South Carolina, which is the main contact point between these business units and customers.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
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
Raw Materials – The principal raw materials used by the Company are recovered paper, paperboard, steel, aluminum and plastic resins. Raw materials are purchased from a number of outside sources. The Company considers the supply and availability of raw materials to be adequate to meet its needs.
Patents, Trademarks and Related Contracts – Most inventions are made by members of Sonoco’s development and engineering staff, and are important to the Company’s internal growth. Patents have been granted on many inventions created by Sonoco staff in the United States and other countries. These patents are managed globally by a Sonoco intellectual capital management team through one of the Company’s subsidiaries, Sonoco Development, Inc. (“SDI”). SDI globally manages patents, trade secrets, confidentiality agreements and license agreements. Some patents have been licensed to other manufacturers, including Sonoco’s associated companies. Sonoco also licenses a few patents from outside companies and universities for business unit use. U.S. patents expire after 17 or 20 years, depending on the patent issue date. New patents replace many of the abandoned or expired patents.
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
Seasonality – The businesses of the Company’s segments are not seasonal to any significant degree, although the Consumer Packaging and Packaging Services segments normally report slightly higher sales and operating profits in the third and fourth quarters, when compared to the first half of the year.
Dependence on Customers – The Company serves many customers with many different product lines, and no single customer represented 10% of consolidated net sales during 2005. On an aggregate basis, the five largest customers in the Tubes and Cores/Paper segment accounted for approximately 11% of that segment’s sales and the five largest customers in the Consumer Packaging segment accounted for approximately 35% of that segment’s sales. The dependence on a few customers in the Packaging Services segment is more significant as the five largest customers in this segment accounted for approximately 82% of that segment’s sales.
On October 1, 2005, the Procter & Gamble Company’s (“P&G”) acquisition of The Gillette Company (“Gillette”) became effective, and Gillette became a wholly owned subsidiary of P&G. If sales volume to P&G/Gillette remains at the current level, sales attributed to this customer will exceed 10% of the Company’s consolidated revenues in 2006. This concentration of sales volume resulted in a corresponding concentration of credit, representing approximately 10% of the Company’s consolidated trade accounts receivable at December 31, 2005.
Backlog –Most customer orders are manufactured with a lead time of three weeks or less. Therefore, the amount of backlog orders at December 31, 2005 and 2004, was not material. The Company expects all backlog orders at December 31, 2005, to be shipped during 2006.
Competition – The Company’s products are sold in highly competitive market environments, which include paper, textiles, films, food, chemicals, pharmaceuticals, packaging, construction, and wire and cables. Within each of these markets, supply and demand primarily control the market environment. Additionally,

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
these markets are influenced by the overall rate of economic activity. Throughout the year, the Company remained highly competitive within each of the markets served. The Company manufactures and sells many of its products globally. Having operated internationally since 1923, the Company considers its ability to serve its customers worldwide in a timely and consistent manner a competitive advantage. The Company also believes that its technological leadership, reputation for quality and vertical integration are competitive advantages. Furthermore, the Company’s product development and global expansion reflect the rapidly changing needs of its major customers, who demand high-quality, state-of-the-art, environmentally compatible packaging, wherever they choose to do business. In addition, the Company is focusing on productivity improvements with the objective of being the low-cost producer in value-added niches of the packaging market. The Company continues to pursue several productivity initiatives aimed at reducing costs and improving processes using the latest in technology.
Research and Development – Company-sponsored research and development expenses totaled approximately $14.7 million in 2005, $15.4 million in 2004 and $14.2 million in 2003. Customer-sponsored research and development costs were not material in any of these periods. Significant projects in Sonoco’s Tubes and Cores/Paper segment during 2005 included efforts to design and develop a new generation of products for the construction industry and to enhance performance characteristics of the Company’s tubes and cores in the textile, film and paper packaging areas, as well as projects aimed at enhancing productivity. The Consumer Packaging segment continued to invest in new materials technology and new process technology for a range of packaging options during 2005.
Compliance with Environmental Laws – Information regarding compliance with environmental laws is provided in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Risk Management,” and Note 14 to the Consolidated Financial Statements on pages F-30 and F-31 of this Annual Report on Form 10-K.
Number of Employees – Sonoco had approximately 17,600 employees worldwide as of December 31, 2005.
(d)	Financial information about geographic areas –
Financial information about geographic areas is provided in Note 16 to the Consolidated Financial Statements on page F-35 of this Annual Report on Form 10-K, and in the information about market risk under the caption “Risk Management” in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 24 and 25 of this Annual Report on Form 10-K.
(e)	Available information –
The Company electronically files with the Securities and Exchange Commission (“SEC”) its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its periodic reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the “1934 Act”), and proxy materials pursuant to Section 14 of the 1934 Act. The SEC maintains a site on the Internet, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Sonoco also makes its filings available, free of charge, through its Web site, www.sonoco.com, as soon as reasonably practical after the electronic filing of such material with the SEC.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
Executive Officers of the Registrant –

		Position and Business Experience
Name	Age	For the Past Five Years
Harris E. DeLoach, Jr.	61	Chairman of the Board, President & Chief Executive Officer since April 2005. Previously President and Chief Executive Officer July 2000-April 2005; Chief Operating Officer April-July 2000; Sr. Executive Vice President, Global Industrial Products/Paper/Molded Plastics 1999-2000; Executive Vice President, High Density Film, Industrial Container, Fibre Partitions, Protective Packaging, Sonoco Crellin and Baker Reels 1996-1999. Joined Sonoco in 1985.
Jim C. Bowen	55	Sr. Vice President since 2002. Previously Sr. Vice President, Global Paper Operations 2000-2002; Vice President/General Manager – Paper 1997-2000; Vice President, Manufacturing – N.A. Paper 1994-1997; Director of Manufacturing 1993-1994. Joined Sonoco in 1972.
Allan V. Cecil	64	Vice President, Investor Relations & Corporate Affairs since 1998. Previously Vice President, Investor Relations and Corporate Communications 1996-1998. Prior experience: Vice President, Corporate Communications & Investor Relations, National Gypsum Company and Mesa Petroleum Co. Joined Sonoco in 1996.
Cynthia A. Hartley	57	Sr. Vice President, Human Resources since 2002. Previously Vice President, Human Resources 1995-2002. Prior experience: Vice President, Human Resources, Dames & Moore and National Gypsum Company. Joined Sonoco in 1995.
Ronald E. Holley	63	Sr. Vice President since 2002. Previously Sr. Vice President, Global Industrial Products/Molded Plastics 2000-2002; Vice President, Industrial Products – N.A. 1999-2000; Vice President, High Density Film 1993-1999; Vice President, Total Quality Management 1990-1993. Joined Sonoco in 1964.
Charles J. Hupfer	59	Sr. Vice President, Chief Financial Officer and Corporate Secretary since April 2005. Previously Vice President, Chief Financial Officer and Corporate Secretary 2002-2005; Vice President, Treasurer and Corporate Secretary 1995-2002; Treasurer 1988-1995. Joined Sonoco in 1975.
M. Jack Sanders	52	Vice President, Global Industrial Products since January 2006. Previously Vice President, Industrial Products–N.A. 2001-2006; Division Vice President/General Manager, Protective Packaging 1998-2001; General Manager, Protective Packaging 1991-1998. Joined Sonoco in 1987.
Eddie L. Smith	54	Vice President, Customer & Business Development since 2002. Previously Vice President/General Manager, Flexible Packaging 1998-2002; Division Vice President/General Manager, Flexible Packaging 1996-1998; Division Vice President, Consumer Products – Europe 1994-1996. Joined Sonoco in 1971.
Charles L. Sullivan, Jr.	62	Executive Vice President since April 2005. Previously Sr. Vice President 2000-2005; Regional Director, Cargill Asia/Pacific in 2000 and President, Cargill’s Salt Division 1995-2000. Joined Sonoco in 2000.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
Item 1A. Risk Factors
Risk Factors Relating to Sonoco’s Business
Conditions in foreign countries where the Company operates may reduce earnings.
Sonoco has operations throughout North and South America, Europe, Australia and Asia, with facilities in 35 countries. In 2005, approximately 34.7% of consolidated sales came from operations and sales outside of the United States. Accordingly, revenues and income may be adversely affected by economic conditions, political situations, and changing laws, and regulations in those countries.
Foreign exchange rate fluctuations may reduce the Company’s earnings.
As a result of operating globally, the Company is exposed to market risk from changes in foreign exchange rates. These exposures are monitored, and from time to time, currency swaps and forward foreign exchange contracts are used to hedge a portion of forecasted transactions denominated in foreign currencies, foreign currency assets and liabilities or the net investment in foreign subsidiaries. Nonetheless, to the extent unhedged positions or hedging procedures do not work as planned, fluctuating currencies could reduce the Company’s sales and net income. Financial performance is directly affected by exchange rates, because the results of operations and the assets and liabilities of the Company’s foreign operations, which are recorded in local currencies, are translated into U.S. dollars for financial reporting purposes.
The Company may encounter difficulties arising from integrating acquisitions, restructuring operations or closing or disposing of facilities.
Sonoco has completed acquisitions, closed higher-cost facilities, sold non-core assets and otherwise restructured operations in an effort to improve cost competitiveness and profitability. Some of these activities are ongoing, and there is no guarantee that any such activities will not divert the attention of management or disrupt the ordinary operations, or those of the Company’s subsidiaries. Moreover, production capacity, or the actual amount of products produced, may be reduced as a result of these activities.
Sonoco has made numerous acquisitions in recent years, and may actively seek new acquisitions that management believes will provide meaningful opportunities in the markets Sonoco serves. Acquired businesses may not achieve the expected levels of revenue, profit or productivity, or otherwise perform as expected.
Acquisitions also involve special risks, including, without limitation, the potential assumption of unanticipated liabilities and contingencies, and difficulties in integrating acquired businesses. While management believes that acquisitions will improve the Company’s competitiveness and profitability, no assurance can be given that acquisitions will be successful or accretive to earnings.
The Company is subject to environmental regulations and liabilities that could weaken operating results.
Federal, state, provincial, foreign and local environmental requirements, particularly those relating to air and water quality, are a significant factor in the Company’s business and generally increase the costs of the Company’s operations. The Company may be found to have environmental liability for the costs of remediating soil or water that is, or was, contaminated by the Company or a third party at various sites which are now, or were previously, owned, used or operated by the Company. Legal proceedings may result in the imposition of fines or penalties, as well as mandated remediation programs that require substantial, and in some instances, unplanned capital expenditures. There also may be similar liability at sites with respect to which either the Company has received, or in the future may receive, notice that it may be a potentially responsible party and which are the subject of cleanup activity under the Comprehensive Environmental Response, Compensation and Liability Act, analogous state laws and other laws concerning hazardous substance contamination.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
The Company has incurred in the past, and may incur in the future, fines and penalties relating to environmental matters, and costs relating to the damage of natural resources, lost property values and toxic tort claims. The Company has made expenditures to comply with environmental regulations and expects to make additional expenditures in the future. As of December 31, 2005, approximately $16.8 million was reserved for environmental liabilities. However, additional expenditures could be incurred due to changes in law, or the discovery of new information, and those expenditures could have a material adverse effect on operating results.
Raw materials price increases may reduce net income.
Many of the raw materials used by the Company are commodities purchased from third parties. Principal examples are recovered paper, steel, aluminum and resin. Prices of these commodities are subject to substantial fluctuations that are beyond the Company’s control and can adversely affect profitability. Even though many of the Company’s long-term contracts with customers permit limited price adjustments to reflect increased raw material costs and prices may be increased in an effort to offset increases in raw materials costs, such adjustments may not occur quickly enough, or be sufficient to prevent a materially adverse effect on net income and cash flow.
Energy price increases may reduce net income.
The Company’s manufacturing operations require the use of substantial amounts of electricity and natural gas, which may be subject to significant price fluctuations as the result of changes in overall supply and demand. Energy usage is forecasted and monitored, and the Company may, from time-to-time, use commodity futures or swaps in an attempt to reduce the impact of energy price fluctuations. The Company cannot guarantee success in these efforts, and could suffer adverse effects to net income and cash flow should the Company be unable to pass higher energy costs through to its customers.
Item 1B. Unresolved Staff Comments
There are no unresolved written comments from the SEC staff regarding the Company’s periodic or current 1934 Act reports.
Item 2. Properties
The Company’s corporate offices are owned and operated in Hartsville, South Carolina. There are 108 owned and 69 leased facilities used by operations in the Tubes and Cores/Paper segment, 24 owned and 25 leased facilities used by operations in the Consumer Packaging segment, three owned and 16 leased facilities used by operations in the Packaging Services segment, and 20 owned and 26 leased facilities used by all other operations. Europe, the largest foreign geographic location, has 55 manufacturing locations.
Item 3. Legal Proceedings
Information regarding legal proceedings is provided in Note 14 to the Consolidated Financial Statements on pages F-30 and F-31 of this Annual Report on Form 10-K.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the New York Stock Exchange under the stock symbol “SON.” As of December 31, 2005, there were approximately 46,000 shareholder accounts. Information required by Item 201(d) of Regulation S-K can be found in Part III, Item 12 of this Annual Report on Form 10-K. The following table indicates high and low sales prices for common stock of Sonoco as reported on the New York Stock Exchange, as well as cash dividends declared per common share:

			Cash
	High	Low	Dividends

2005
First Quarter	$30.24	$25.58	$.22
Second Quarter	$29.13	$25.46	$.23
Third Quarter	$28.84	$25.79	$.23
Fourth Quarter	$30.64	$25.43	$.23
2004
First Quarter	$25.21	$22.92	$.21
Second Quarter	$25.99	$23.70	$.22
Third Quarter	$26.50	$24.53	$.22
Fourth Quarter	$29.73	$25.12	$.22

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Item 6.	Selected Financial Data
The following table sets forth the Company’s selected consolidated financial information. The information presented below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s historical consolidated financial statements, and the Notes thereto. The selected statement of income data and balance sheet data are derived from the Company’s Consolidated Financial Statements.

(Dollars and shares in thousands except
per share data)	Years ended December 31
	2005	2004	2003	2002	2001

Operating Results[1]
Net sales	$3,528,574	$3,155,433	$2,758,326	$2,701,419	$2,464,445
Cost of sales and operating expenses	3,232,590	2,897,046	2,549,726	2,455,357	2,204,874
Other expense, net[2]	21,237	18,982	50,056	10,409	51,175
Interest expense	51,559	47,463	52,399	54,196	52,217
Interest income	(7,938)	(5,400)	(2,188)	(1,649)	(3,800)

Income before income taxes	231,126	197,342	108,333	183,106	159,979
Provision for income taxes[3]	84,174	58,858	37,698	65,075	77,269
Equity in earnings of affiliates/ minority interest[4]	14,925	12,745	7,543	7,437	(1,214)

Income from continuing operations	161,877	151,229	78,178	125,468	81,496
Income from discontinued operations, net of income taxes	—	—	60,771	9,848	10,113

Net income available to common shareholders	$161,877	$151,229	$138,949	$135,316	$91,609

Per common share
Net income available to common shareholders:
Basic	$1.63	$1.54	$1.44	$1.40	$.96
Diluted	1.61	1.53	1.43	1.39	.96
Cash dividends – common	.91	.87	.84	.83	.80
Average common shares outstanding:
Basic	99,336	98,018	96,819	96,373	95,370
Diluted	100,418	98,947	97,129	97,178	95,807
Actual common shares outstanding at December 31	99,988	98,500	96,969	96,380	95,453

Financial Position
Net working capital	$265,014	$282,226	$75,671	$104,671	$204,899
Property, plant and equipment, net	943,951	1,007,295	923,569	975,368	1,008,944
Total assets	2,981,740	3,041,319	2,520,633	2,436,439	2,352,197
Long-term debt	657,075	813,207	473,220	699,346	885,961
Total debt	781,605	906,961	674,587	833,846	921,810
Shareholders’ equity	1,263,314	1,152,879	1,014,160	867,425	804,122
Current ratio	1.4	1.4	1.1	1.2	1.4
Total debt to total capital[5]	35.7%	40.7%	36.4%	44.5%	49.3%

[1]	Operating results for 2004 and 2005 are not comparable to previous years due the impact of the CorrFlex acquisition that occurred in May 2004, and the formation of the Sonoco-Alcore joint venture that occurred in November 2004. Operating results for 2001-2002 have been restated to reclassify the High Density Film business, which was sold in 2003, as discontinued operations.

[2]	2005 data reflects net charges of $21,237 pretax, $14,343 after tax, for restructuring costs. 2004 data reflects net charges of $18,982 pretax, $16,154 after tax, for restructuring costs. 2003 data reflects net charges of $50,056 pretax, $35,329 after tax, for restructuring costs. 2002 data reflects net charges of $10,409 pretax, $6,663 after tax, for restructuring costs. 2001 data reflects net charges of $51,175 pretax, $49,028 after tax, for the net gain from legal settlements, costs of corporate-owned life insurance (“COLI”) and restructuring costs.

[3]	The provision for income taxes included $10,074 in 2005 related to the repatriation of foreign earnings under the American Jobs Creation Act of 2004, ($9,261) associated with the closing of previous years’ examinations in 2004 and $11,295 related to COLI in 2001.

[4]	2005, 2004, 2003 and 2001 data includes restructuring charges/(income) of $(1,260), $(1,778), $1,455 and $6,591, respectively.

[5]	Calculated as Total Debt divided by the sum of Total Debt, Shareholders’ Equity and Long-term Deferred Tax Liability.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Sonoco achieved a number of key performance goals in 2005 despite a challenging operating and market environment. The Company experienced sustained year-over-year quarterly earnings increases, margin improvement and double-digit sales growth driven principally by acquisitions, improved companywide volume coming from significant new consumer product and market development and geographical expansion. Integration of the CorrFlex acquisition was successfully completed. In addition, the Company’s businesses continued to produce significant cost savings from manufacturing and purchasing improvements and a positive price/cost relationship was attained, despite rising costs in most raw materials.
Effective December 31, 2005, the Company changed the name of the Engineered Carriers and Paper segment to Tubes and Cores/Paper, because the term “tubes and cores” is more generally understood than “engineered carriers” in the marketplace for the primary products offered by the businesses in this segment. There has been no change in the businesses included in this segment.
Net sales for the Company in 2005 were $3.53 billion, versus $3.16 billion in 2004, primarily due to higher volume, including the impact of having a full year of the CorrFlex Graphics, LLC (“CorrFlex”) acquisition and the joint venture between Sonoco and Ahlstrom Corporation (“Ahlstrom”) of Helsinki, Finland (“Sonoco-Alcore”). In addition to the impact of acquisitions, the company wide volume increase during the year was driven by higher sales in the Consumer Packaging and Packaging Services segments, partially offset by volume declines for the Tubes and Cores/Paper (formerly called Engineered Carriers and Paper) segment. Also contributing to the sales gain were higher selling prices for rigid paper and plastic packaging, wire and cable reels, and molded and extruded plastics, along with the favorable impact of exchange rates as the dollar weakened against foreign currencies.
The Company reported net income of $161.9 million for 2005, compared with $151.2 million for 2004. Earnings growth in 2005 resulted in large part from strong sales, which were driven by the full year impact of acquisitions completed in 2004 and from higher productivity improvement in virtually all of the Company’s businesses. Volume and mix had a disproportionately lower impact on operating profits than implied by the increase in sales, as the change in the mix of products sold had an unfavorable effect on operating profits. In addition, approximately $24.8 million of the increased sales in the Packaging Services segment were on a pass-through basis and had very little impact on profits. Rising inflation and escalating energy and freight prices negatively impacted operating profits. The Company was able to maintain a favorable selling price/material cost (“price/cost”) relationship during the year, most notably in the Tubes and Cores/Paper segment. Net income for 2005 and 2004 included after-tax restructuring charges of approximately $13.1 million and $14.4 million, respectively. Net income for 2005 was also negatively impacted by an after-tax charge of $7.6 million related to an increase in the environmental reserve at a Company subsidiary’s paper operations in Wisconsin, and additional tax expense totaling $10.1 million associated with the repatriation of $124.7 million in foreign earnings under the American Jobs Creation Act of 2004 (“AJCA”).
Cash flow remained strong, with cash generated from operations totaling $227.4 million in 2005, which includes global pension funding totaling $77.0 million. Cash flow was used to fund capital expenditures, pay dividends and decrease debt by $117.8 million. To sustain strong cash flow, the Company remains focused on growing sales by developing new products and markets, expanding geographically and making appropriate acquisitions. At the same time, the Company is committed to aggressively controlling costs and effectively employing its capital by paying close attention to working capital management and capital expenditures.
Restructuring Charges, Unusual Items and Other Activities
Restructuring Charges
During 2005, the Company recognized restructuring charges, net of adjustments, of $21.2 million ($14.3 million after tax), primarily related to eleven plant closings in the Tubes and Cores/Paper segment and three plant

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
closings in the Consumer Packaging segment. Restructuring charges recognized during 2005 consisted of severance and termination benefits of $6.2 million, asset impairment charges of $6.5 million and other exit costs of $8.5 million, consisting of building lease termination charges and other miscellaneous exit costs. These costs are associated with the Company’s general plans, announced in August 2003; to reduce its overall cost structure by approximately $54 million pretax. The Company expects to recognize, in the future, an additional cost of approximately $6.8 million pretax associated with these actions. The objectives of these restructuring actions are to realign and centralize a number of staff functions and eliminate excess plant capacity. With the exception of ongoing pension subsidies and certain building lease termination expenses, costs associated with the 2005 restructuring actions are expected to be paid by the end of the third quarter 2006 using cash generated from operations.
Of the $6.5 million previously mentioned asset impairment charge (related to the writeoff/down of assets associated with eleven plant closings), the Company recognized writeoffs/downs of impaired equipment of $5.9 million and writeoffs/downs related to facilities held for sale of $.6 million. Impaired assets are valued at the lower of carrying amount or fair value, less estimated costs to sell, if applicable. During 2005, the Company also recorded non-cash income of $1.3 million after tax to reflect Ahlstrom’s portion of restructuring costs that were charged to expense. This income, which resulted from the closure of certain plants that the Company contributed to Sonoco-Alcore S.a.r.l.(“Sonoco-Alcore”), is included in “Equity in earnings of affiliates/minority interest in subsidiaries” in the Company’s Consolidated Statements of Income.
During the fourth quarter of 2005, the Company began an in-depth review of its global Tubes and Cores/Paper operations. This review, expected to be completed by mid-2006, is intended to examine the Company’s served markets in this segment (principally textiles, paper and film) and address issues such as market growth, capacity, technology and competition. Depending upon the conclusions reached, a further restructuring of operations may result.
During 2004, the Company recognized restructuring charges, net of adjustments, of $19 million ($16.2 million after tax), primarily related to 10 plant closings in the Tubes and Cores/Paper segment, five plant closings in the Consumer Packaging segment and one plant closing in All Other Sonoco. Included in this amount is $2.2 million in restructuring charges, which resulted from a correction to previously reported financial statements at the Company’s wholly owned subsidiary in Spain. Restructuring charges recognized during 2004 consisted of severance and termination benefits of $6.5 million, asset impairment charges of $6.2 million and other exit costs of $6.3 million, consisting of building lease termination charges and other miscellaneous exit costs.
During 2004, the Company also recorded non-cash income in the amount of $1.8 million after tax to reflect Ahlstrom’s portion of restructuring costs that were charged to expense. This income, which resulted from the closure of certain plants that the Company contributed to Sonoco-Alcore, is included in “Equity in earnings of affiliates/minority interest in subsidiaries” in the Company’s Consolidated Statements of Income.
During 2003, the Company recognized restructuring charges, net of adjustments, of $50.1 million pretax ($35.3 million after tax). Additionally, the Company’s High Density Film business, which was divested in 2003, incurred restructuring charges of $.2 million pretax ($.1 million after tax) in 2003. The 2003 restructuring charges were primarily related to six plant closings in the Tubes and Cores/Paper segment, three plant closings in the Consumer Packaging segment, three plant closings in All Other Sonoco and a global reduction in salaried positions. These restructuring charges consisted of severance and termination benefits of $37.7 million, asset impairment charges of $8.4 million and other exit costs of $4 million, consisting of building lease termination charges and other miscellaneous exit costs.
During 2003, the Company also recorded restructuring charges of $1.5 million after tax related to expenses at a non-consolidated affiliate. The restructuring charges are included in “Equity in earnings of affiliates/minority interest in subsidiaries” in the Company’s Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
Acquisitions/Joint Ventures
The Company completed three acquisitions during 2005, with an aggregate cost of approximately $3.6 million, all of which was paid in cash. Acquisitions in the Company’s Tubes and Cores/Paper segment included a tube and core manufacturer in New Zealand and a small molded plug recycler in the United States. Additionally, the Company purchased the remaining ownership interest in a Chilean tubes and cores business. The Company also acquired certain assets of a rigid plastic packaging manufacturer in Brazil, which is reported in the Consumer Packaging segment.
The Company completed nine acquisitions during 2004, with an aggregate cost of approximately $367 million, of which $267 million was paid in cash. During 2004, the Company acquired CorrFlex, one of the nation’s largest point-of-purchase display companies. The acquired business, which is known as Sonoco CorrFlex, LLC, is reflected in the Packaging Services segment. Acquisitions in the Company’s Consumer Packaging segment included a composite can manufacturer in Australia, a manufacturer of rotogravure cylinders in Canada and the remaining ownership interest in a manufacturer of rotogravure cylinders in Charlotte, N.C. Acquisitions in the Company’s Tubes and Cores/Paper segment included tube and core manufacturers in Australia, China and the United States. The Company also completed a business combination with Ahlstrom to combine each of the companies’ respective European paper-based tube/core and coreboard operations into a joint venture that operates under the name Sonoco-Alcore and is reflected in the Company’s Tubes and Cores/Paper segment. The Company contributed ownership positions in 25 tube and core plants, and five paper mills to Sonoco-Alcore and holds a 64.5% interest in the joint venture. Ahlstrom, a leader in high-performance fiber-based materials serving niche markets worldwide, contributed 14 tube and core plants and one paper mill to Sonoco-Alcore and holds a 35.5% interest in the joint venture. The Company has accounted for this transaction as an acquisition, and therefore, consolidates the results of the joint venture and reports Ahlstrom’s minority interest as such in its financial statements. The recognition of minority interest is included in “Income before equity in earnings of affiliates/minority interest in subsidiaries” on the Company’s Consolidated Statements of Income. The Company also acquired certain assets of a wooden reel refurbisher in Alabama, which are classified as components of All Other Sonoco.
The Company completed four acquisitions during 2003, with an aggregate cost of approximately $11.1 million. Acquisitions in the Company’s Tubes and Cores/Paper segment included a tube and core manufacturer in Australia and a recovered paper operation in Savannah, Ga. The Company also acquired certain assets of a wooden reel manufacturer in Canada and the United States, which were classified as components of All Other Sonoco. In addition, the Company increased its ownership interest in a manufacturer of rotogravure cylinders in Charlotte, N.C., that is included in the Company’s Consumer Packaging segment.
Dispositions
In December 2005, the Company divested its single-plant folding cartons business for a note receivable of approximately $11.0 million, which was collected in early 2006. This transaction resulted in a gain of $2.4 million ($1.6 million after tax). The results of this business unit were immaterial to the Company’s consolidated net income for all periods presented.
In December 2003, the Company divested its High Density Film business to Hilex Poly Co., LLC, of Los Angeles, Calif., at a price of approximately $81 million in cash and the balance in subordinated notes, and preferred nonvoting membership interests, resulting in a gain of approximately $63.1 million pretax ($49.4 million after tax). Operating results of this business are presented as “Income from discontinued operations, net of income taxes” in the Company’s Consolidated Statements of Income for 2003. After-tax income contributed by the High Density Film business was approximately $60.8 million in 2003.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
Other Special Charges and Income Items
During the fourth quarter of 2005, the United States Environmental Protection Agency (“EPA”) notified Sonoco U.S. Mills, Inc. (“U.S. Mills”), a wholly owned subsidiary of the Company, that U.S. Mills and another party would be jointly held responsible to undertake a program to remove and dispose of certain PCB-contaminated sediments at a particular site on the lower Fox River in Wisconsin. U.S. Mills and the other party have reached agreement that each would fund 50% of the costs of remediation, which is currently estimated to be between $25 million and $30 million for the project as a whole. Project implementation will begin shortly, with most of the project costs expected to be incurred in 2007. Although the agreement reached does not acknowledge responsibility or prevent the other party from seeking reimbursement from any other parties (including each other), the Company has accrued $12.5 million as an estimate of the portion of costs that U.S. Mills expects to fund under the current agreement. The charges recognized for this environmental reserve are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income. The actual costs associated with clean up of this particular site are dependent upon many factors, and it is reasonably possible that remediation costs could be higher than the current estimate of project costs. The Company acquired U.S. Mills in 2001, and the alleged contamination predates the acquisition. Based on information currently known to the Company, it does not appear that U.S. Mills is responsible for the alleged contamination. Some or all of any costs incurred may be covered by insurance or be subject to recoupment from third parties, but no amounts have been recognized in the financial statements for such recovery.
During 2005, the Company repatriated $124.7 million from foreign subsidiaries under the provisions of AJCA. Under this temporary incentive, a portion of the repatriated funds qualified for an 85% dividends-received deduction. The Company recorded an additional tax expense of $10.1 million for the U.S. federal and state taxes due on the repatriated funds, which will ultimately be used to fund investment in plant and equipment and U.S.-based research and development costs, as permitted by AJCA.
In 2004, the Company recognized charges of approximately $5.6 million, which the Company incurred to recognize vested commitments to pay future costs associated with new executive life insurance benefits that replaced split-dollar life agreements made with key executives since 1995. Due to regulatory changes, the Company was not able to maintain those split-dollar agreements, and the replacement benefits for the affected employees have been provided by the Company to meet the intent and commitments of the previous plan. Also in 2004, the U.S. District Court for the Southern District of Ohio entered a judgment against the Company’s subsidiary, Sonoco-U.S. Mills, and the Company. The Company accrued approximately $4.5 million related to this legal proceeding. The charges recognized for the new executive life insurance benefits and the legal proceeding are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income. Additionally, 2004 net income was positively affected by approximately $9.3 million due to the recognition of certain tax benefits as a result of the Internal Revenue Service (“IRS”) closing its examination of the Company’s tax returns for years 1999 through 2001.
During the fourth quarter of 2004, the Company determined that misstatements were made in the financial statements of its wholly owned subsidiary in Spain, which consists of two tube and core plants. The primary impact of these misstatements was an underreporting of expenses over a six-year period totaling approximately $9.4 million, before and after tax, of which $2.2 million was related to restructuring charges as previously discussed. Of the remaining $7.2 million, approximately $1.6 million was associated with the first three quarters of 2004, approximately $1.3 million was associated with 2003, approximately $.3 million was associated with 2002, approximately $1.9 million was associated with 2001 and the remaining amount of approximately $2.1 million was associated with 2000 and prior. As the impact of these misstatements was not material to the reported results of any of the prior periods affected or to the period in which it was recorded, the Company recorded the charge in the fourth quarter.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
Results of Operations 2005 versus 2004
Operating Revenue
Consolidated net sales for 2005 were $3.53 billion, versus $3.16 billion in 2004, resulting in an increase of approximately $373 million.
The components of the sales change were approximately:

($ in millions)
|
Volume	$100
Selling price	60
Currency exchange rate	43
Acquisitions	167
Other	3

Total sales increase	$373

Sales increased primarily due to the full year of the CorrFlex acquisition and the Sonoco-Alcore joint venture, which increased sales by $80 million and $87 million, respectively. Company-wide volume, excluding the increased service revenue in the Service Centers, which was on a pass-through basis, was approximately 2.4% higher than 2004 levels, driven by increases in the Consumer Packaging and Packaging Services segments. Higher selling prices for rigid paper and plastic packaging, closures, North American tubes and cores, paperboard, wire and cable reels, and molded and extruded plastics, along with the favorable impact of exchange rates as the dollar weakened against foreign currencies, also contributed to the sales gain. Domestic sales were $2.3 billion, up 9.1% from 2004, and international sales were $1.2 billion, up 17.4% over 2004, driven primarily by the impact of a full year of sales from Sonoco-Alcore and the impact of currency translation discussed above.
Operating Profits
Consolidated operating profits, which represent “Income before income taxes” on the Consolidated Statements of Income for 2005 and 2004, are comprised of the following:

($ in millions)	2005	2004	% Change

Consumer Packaging Segment	$103.5	$83.1	24.5%
Tubes and Cores/Paper Segment	107.0	113.0	(5.3)%
Packaging Services Segment	44.8	30.3	47.9%
All Other Sonoco	40.6	32.0	26.9%
Restructuring and Related Impairment charges	(21.2)	(19.0)	(11.6)%
Interest expense, net	(43.6)	(42.1)	(3.6)%

Consolidated operating profits	$231.1	$197.3	17.1%

Operating profits for 2005 increased primarily due to savings resulting from ongoing productivity and purchasing initiatives. The Company experienced a favorable price/cost relationship as sales price increases more than offset higher material costs, most notably in the Tubes and Cores/Paper segment. The full-year impact of acquisitions also contributed to earnings growth. Operating profits for 2005 were negatively impacted by higher energy, labor and freight costs, as well as start-up costs associated with the Company’s new rigid plastic container plant in Wisconsin. Volume, excluding acquisitions, while contributing favorably to the sales growth, had a negligible impact on profits, as the change in the mix of products sold had an unfavorable effect on operating profits. In addition, approximately $24.8 million of the increased sales in the Service Centers were on a pass-through basis, with no gross margin, and therefore had very little impact on profits. Gross profit as a percentage of net sales was 18.7% in 2005, compared with 18.2% in 2004. As previously discussed, operating profits included $21.2 million and $19 million of restructuring charges in 2005 and 2004, respectively.
Selling, general and administrative expenses as a percentage of sales increased slightly during the year to 10.3% from 9.8% in 2004. Included in 2005 expenses was the $12.5 million expense of establishing an environmental

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
reserve at the Company’s subsidiary in Wisconsin, while 2004 costs included charges of approximately $5.6 million pretax, which the Company incurred to recognize commitments to pay future costs associated with new executive life insurance benefits and a charge of approximately $4.5 million pretax associated with an unfavorable legal judgment that was entered against the Company. All of these unusual charges are discussed under the section above titled, “Restructuring Charges, Unusual Items and Other Activities – Other Special Charges and Income Items.”
In 2006, as part of selling, general and administrative expenses, the Company will recognize stock-based compensation expense as required by the revision to Statement of Financial Accounting Standards No. 123, ‘Share-Based Payment’ (FAS 123R). These costs are estimated to be approximately $4.8 million pretax, of which approximately 50% will be recognized in the first quarter.
During 2005, the Company experienced postretirement and defined-benefit pension expense of approximately $43.0 million, versus $45.8 million in 2004, a decrease of approximately $2.3 million pretax. The market value of U.S. defined benefit pension plan assets increased approximately 7% and 13% in 2005 and 2004, respectively. Investment returns earned on assets held by the Company’s benefit plans are used to lower the Company’s cost of providing pension and postretirement benefits. Although there were no requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”) to fund the U.S. defined benefit pension plan, the Company contributed $68.0 million to the plan during the year to maintain its fully funded status. Other pension plans in the Company were not fully funded as of December 31, 2005. These plans, including the Supplemental Executive Retirement Plan, and several international plans had accrued liabilities associated with their plans of $82.3 million and $51.3 million as of December 31, 2005, respectively. For 2005, the Company used 8.5% as its expected long-term rate of return for U.S. pension and postretirement benefit plan assumptions. The Company will continue to use this 8.5% assumption rate in 2006. A new mortality table assumption was adopted by the Company in 2005, moving from the 1983 GAM mortality-table to the RP-2000 CH table. This mortality table change increased pension liabilities by approximately 2%.
In the fourth quarter of 2005, the Company announced changes in eligibility for retiree medical benefits effective January 1, 2006. These changes included the elimination of a Company subsidy toward the cost of retiree medical benefits if certain age and service criteria were not met, as well as the elimination of Company-provided prescription drug benefits for the majority of its retired and active employees. These changes, which will be amortized over a period of approximately five years, will not have a notable impact on year-over-year expense in 2006 as previous favorable plan changes that had lowered expense were fully amortized by the end of 2005.
Research and development costs, all of which were charged to expense, totaled $14.7 million and $15.4 million in 2005 and 2004, respectively. Significant projects in Sonoco’s Tubes and Cores/Paper segment during 2005 included efforts to design and develop a new generation of products for the construction industry, and to enhance performance characteristics of the Company’s tubes and cores in the textile, film and paper packaging areas, as well as projects aimed at enhancing productivity. The Consumer Packaging segment continued to invest in new materials technology and new process technology for a range of packaging options.
Net interest expense increased by approximately $1.5 million from $42.1 million in 2004 to $43.6 million in 2005. The increase in net interest expense resulted primarily from higher average interest rates, partially offset by decreased debt levels and increased interest income.
The effective tax rate for continuing operations in 2005 was 36.4%, compared with 29.8% in 2004. Included in the effective tax rate for 2005 was the impact of an additional $10.1 million expense associated with the repatriation of $124.7 million in foreign earnings under the AJCA. Included in the effective tax rate for 2004 was the impact of the recognition of tax benefits totaling approximately $9.3 million, resulting from the IRS closing its examination of the Company’s tax returns for years 1999 through 2001.
Net income for 2005 was $161.9 million, compared with $151.2 million in 2004. This year-over-year increase in net income is largely attributable to higher operating profits, as previously discussed. In addition to the unusual items impacting operating profits discussed above and restructuring charges of approximately $13.1 million, net income in 2005 was negatively impacted by $10.1 million in additional tax expense associated with the repatriation of foreign earnings. Income for 2004 was positively impacted by $9.3 million as a result of the recognition of certain tax benefits and was negatively impacted by after tax charges for restructuring of approximately $14.4 million along with other unusual items previously discussed.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
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
Prior to the third quarter of 2004, the Company reported its results in two segments, Industrial Packaging and Consumer Packaging. Beginning with the third quarter of 2004, the Company began reporting results in three segments – Tubes and Cores/Paper (formerly known as Engineered Carriers and Paper), Consumer Packaging and Packaging Services. Certain smaller operations are reported as All Other Sonoco.
As part of the segment reporting changes in 2004, certain businesses previously reported in the Industrial Packaging reportable segment have been reclassified as components of All Other Sonoco. Upon the removal of these businesses from the Industrial Packaging reportable segment, the remaining operating segments are those specifically related to the production of tubes and cores, paper and recovered paper, and therefore, the name of this reportable segment was changed to Engineered Carriers and Paper. The Company’s specialty paperboard business, which was previously a component of the Consumer Packaging reportable segment, has been reclassified as a component of All Other Sonoco. In conjunction with the acquisition of CorrFlex in May 2004, the Company’s existing packaging services operations, which were previously included in the Consumer Packaging reportable segment, were combined with those of CorrFlex, which resulted in a newly created reportable segment – Packaging Services.
Effective December 31, 2005, the Company changed the name of the Engineered Carriers and Paper segment to Tubes and Cores/Paper because the term “tubes and cores” is more generally understood than “engineered carriers” in the marketplace for the primary products offered by the businesses in this segment. There has been no change to the businesses included in the segment.
Operating profits at the segmental level is defined as the segments’ portion of “Income before income taxes” on the Company’s Condensed Consolidated Statements of Income, adjusted for restructuring charges and net interest expense. Because segmental results are computed based on the manner in which the Company’s management reviews financial results, restructuring and net interest charges are not considered in the calculation of operating profits at the segmental level. General corporate expenses, with the exception of restructuring charges, interest and income taxes, have been allocated as operating costs to each of the Company’s reportable segments and All Other Sonoco.
See Note 16 to the Company’s Condensed Consolidated Financial Statements for more information on reportable segments.
Consumer Packaging Segment – Results for this segment are presented below:

($ in millions)	2005	2004	% Change

Trade sales	$1,247.5	$1,132.1	10.2%
Operating profits	103.5	83.1	24.5%
Depreciation, depletion and amortization	56.3	59.4	(5.2)%
Capital spending	50.8	50.7	0.2%

Sales in this segment increased due to increased selling prices of closures, composite cans and plastic packaging. Higher volumes throughout the segment, but specifically in flexible packaging, also contributed significantly to the sales increases, as did the impact of favorable exchange rates, as the dollar weakened against foreign currencies. Overall, volumes were up nearly 5% in the segment. Domestic sales were approximately

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
$894 million, up 6.6% from 2004, and international sales were approximately $353 million, up 20.6% from 2004.
Operating profits in this segment were favorably impacted by increased volumes, as well as productivity and purchasing initiatives, partially offset by increased costs of energy, freight and labor. Continued high startup costs at the Company’s rigid plastics container plant in Wisconsin also reduced operating profits in the segment. Higher raw material costs, primarily steel and aluminum, were largely offset by increased selling prices.
Significant spending included numerous productivity and customer development projects in the United States and Europe. The closures business continued to invest in new capacity in Brazil to support increasing global demand.
Tubes and Cores/Paper Segment – Results for this segment are presented below:

($ in millions)	2005	2004	% Change

Trade sales	$1,482.1	$1,388.5	6.7%
Operating profits	107.1	113.0	(5.2)%
Depreciation, depletion and amortization	83.7	85.2	(1.8)%
Capital spending	62.3	59.4	4.9%

The increase in sales was due primarily to the recognition of a full year’s impact of the Sonoco-Alcore joint venture, which resulted in $86.6 million of higher sales. The impact of favorable exchange rates as the dollar weakened against foreign currencies along with increased selling prices, were partially offset by lower volume in North American and European tubes and cores. Volume, excluding the impact of the joint venture, declined approximately 2%, due primarily to declines in the textile and newsprint industries. Domestic sales decreased approximately $4 million, or .5%, to $758.0 million, and international sales increased approximately $98 million, or 15.6%, to $724.1 million.
Operating profits in this segment was unfavorably impacted by a charge of $12.5 million related to an increase in the environmental reserve at a Company subsidiary’s paper operations in Wisconsin; decreased volume, primarily in the textile and newsprint markets; and increased costs of energy, freight and labor. These increased costs were partially offset by year-over-year savings from productivity and purchasing initiatives, and a favorable price/cost relationship. A $5.6 million charge associated with an accounting adjustment from a wholly owned subsidiary in Spain, which was related to prior years, was recorded in 2004, as discussed above under “Other Special Charges and Income Items,” while 2005 results were impacted by a $3.0 million asset impairment charge related to operations in Asia.
This segment benefited by approximately $8.9 million by having energy hedges in place during the period. However, the nature of hedges is such that no assurances can be made concerning future benefits that may be realized from these hedges.
Significant capital spending included the rebuilding and modification of several paper mills, primarily in the United States, Mexico and Europe, and building new tube and core plants in Asia.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
Packaging Services Segment – Results for this segment are presented below:

($ in millions)	2005	2004	% Change

Trade sales	$455.9	$321.0	42.0%
Operating profits	44.8	30.3	47.9%
Depreciation, depletion and amortization	12.0	8.2	46.3%
Capital spending	4.9	3.3	48.5%

Sales in this segment increased primarily due to the recognition of a full year’s impact of the May 2004 acquisition of CorrFlex. In addition, higher volumes contributed $56.5 million to the increase in sales. Domestic sales increased to $356.7 million, a 43.9% increase, while international sales increased to $99.2 million, or 35.5%.
Although the increase in operating profits in this segment is largely attributable to the full year’s impact of the acquisition of CorrFlex, productivity and purchasing initiatives in the Service Centers also contributed to the improvement. Approximately $25 million of increased sales in the Company’s Service Centers were on a pass-through basis and, therefore, had very little impact on profits. The impact of inflation partially offset the favorable variances discussed above.
Significant spending included numerous productivity and customer development projects in the United States and Europe.
All Other Sonoco – Results for all other businesses not included in the segments above are presented below:

($ in millions)	2005	2004	% Change

Trade sales	$343.2	$313.8	9.3%
Operating profits	40.6	32.0	26.9%
Depreciation, depletion and amortization	11.1	11.1	0.0%
Capital spending	11.1	6.4	73.4%

Sales for All Other Sonoco increased due to price increases for molded and extruded plastics, wire and cable reels, and protective packaging, along with higher volumes in wire and cable reels and protective packaging. Domestic sales were approximately $283 million, up 11.5% from 2004, and international sales were approximately $60 million, basically flat compared with the prior year.
Operating profits in All Other Sonoco increased due primarily to manufacturing productivity and purchasing initiatives and a favorable price/cost relationship, as the Company was able to recover increases in raw material costs, including lumber, resin and paper, via price increases to the customers. Although higher volume was a significant reason for the increased sales, operating profits were not impacted materially as changes in the mix of products resulted in lower profit margins.
Significant spending included investing in customer development projects in the United States and Europe for molded and extruded plastics, protective packaging and wire and cable reels.
Financial Position, Liquidity and Capital Resources
Cash Flow
Cash flow from operations totaled $227.4 million in 2005, compared with $252.2 million in 2004. This decrease is primarily attributed to higher contributions to the Company’s pension plans, as $77.0 million was contributed in 2005, versus $33.4 million in 2004. These higher contributions were partially offset by increased earnings, along with slightly lower inventory levels. The U.S. Defined Benefit Pension Plan was fully funded as of December 31, 2005, and the Company froze participation for newly hired salaried and non-union hourly U.S. employees effective December 31, 2003. Based on the current actuarial estimates and as a result of a $68.0 million contribution, the Company anticipates that only minimal contributions to this plan will be required in

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
2006. The nature of pension plans, however, is that estimates are made regarding investment returns and actuarial assumptions and no assurances can be made about the future funding requirements.
Cash flows used by investing activities decreased from $378.2 million in 2004 to $119.3 million in 2005. In 2004, the Company invested $267.0 million in eight acquisitions, the largest of which was CorrFlex. There were no significant acquisitions in 2005. Capital expenditures increased by $9.3 million to $129.1 million from $119.8 million in 2004. Capital expenditures in 2006 are expected to continue to be in the $130-million range.
Net cash used by financing activities totaled $165.6 million in 2005, compared with net cash provided by financing activities of $156 million in 2004. Debt was reduced by $117.8 million as a result of cash generated from operations and use of accumulated cash balances. Cash dividends increased 6.0% to $90.1 million during 2005.
Current assets decreased by $36.6 million to $885.5 million at December 31, 2005. This decrease is largely attributable to lower levels of cash, as a result of repatriating foreign earnings under the AJCA, allowing for the use of accumulated cash balances. In 2004, current assets increased by $166.8 million to $922.1 million. This increase, due in part to the impact of acquisitions, resulted from higher levels of cash, accounts receivable and inventory. Current liabilities decreased by $19.4 million to $620.5 million at December 31, 2005. This decrease was due to lower accounts payable, accrued expenses and taxes payable, partially offset by increases in current portion of long-term debt. In 2004, current liabilities decreased by $39.7 million to $639.9 million. This decrease resulted from the repayment of $150 million in debentures in November 2004, partially offset by increases in accounts payable and accrued expenses. The current ratio was 1.4 at the end of 2005, compared with 1.4 and 1.1 at the end of 2004 and 2003, respectively.
Contractual Obligations
The following table summarizes contractual obligations at December 31, 2005:

	Payments Due In
($ in millions)	Total	2006	2007-2008	2009-2010	Beyond 2010

Debt obligations	$781.6	$124.5	$4.5	$103.6	$549.0
Interest payments[1]	272.3	25.0	50.0	48.2	149.1
Operating leases	132.6	31.3	45.2	26.4	29.7
Environmental remediation (U.S. Mills)	12.5	.5	12.0
Purchase obligations[2]	149.0	15.3	20.7	19.1	93.9

Total contractual obligations	$1,348.0	$196.6	$132.4	$197.3	$821.7

[1]	Includes interest payments on outstanding fixed-rate, long-term debt obligations that do not have associated fair value hedges as well as financing fees on the backstop line of credit.

[2]	Includes only long-term contractual commitments. Does not include short-term obligations for the purchase of goods and services used in the ordinary course of business.
In December 2003, the Company entered into an agreement with the majority shareholders of Demolli Industria Cartaria S.p.A. (“Demolli”), an Italy-based manufacturer of paperboard and tubes and cores, which is currently 25% owned by the Company and reported as an equity investment. This agreement allows the majority shareholder to require (through a put option arrangement) the Company to buy the shares not currently owned by the Company at any time between the date of the agreement and December 2006. The agreement also gives the Company the right to purchase the shares (through a call option arrangement) any time after December 2006 through December 2009. The price of the share purchase will be determined by a preset formula, which the Company believes approximates fair value, based on average adjusted earnings at a predetermined multiplier at the time such shares might be put or called. The Company is in discussion with the majority shareholders of Demolli to potentially extend the terms (both the put and the call) of this agreement.
In November 2004, and in conjunction with the Sonoco-Alcore joint venture, the Company entered into an agreement with Ahlstrom, the minority shareholder of Sonoco-Alcore. This agreement states that, following a

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
two and one-half year standstill period, subject to certain conditions, Ahlstrom shall have the right, over the next three and one-half years, to require (through a put option arrangement) the Company to purchase its shares in Sonoco-Alcore. During the seventh year, the Company will have the right to purchase the shares (through a call option arrangement). The price of the share purchase will be determined by a preset formula, which the Company believes approximates fair value, related to an earnings multiple at the time such shares might be put or called.
Capital Resources
Debt decreased by $125.4 million to $781.6 million at December 31, 2005, primarily due to funds from operations, and use of accumulated cash balances. These items were partially offset by increased international borrowings at the Sonoco-Alcore joint venture in Europe, in Australia and Canada, in Brazil for acquisitions, and expansion at the Consumer Products joint venture, and for the startup of the Packaging Services plant in Poland.
The Company currently operates a commercial paper program totaling $350 million and has fully committed bank lines of credit supporting the program by a like amount. In July 2004, the Company entered into a new five-year, $350 million credit agreement that also provides the Company with the option to increase its credit line to $450 million subject to the concurrence of its lenders. The Company intends to indefinitely maintain line of credit agreements fully supporting its commercial paper program. The five-year term on the existing line of credit allows commercial paper borrowings up to the maximum amount of the line of credit to be classified as long-term debt. In 2003, the Company’s commercial paper program totaled $450 million with a 364-day backstop line of credit of the same amount that could be extended under a term-out option. This credit line expired in July 2004 and was replaced by the five-year line of credit discussed above. At December 31, 2005, the amount of the Company’s outstanding commercial paper was $30 million, compared to $180 million at December 31, 2004.
Interest expense totaled $51.6 million for the year ended December 31, 2005, compared with $47.5 million and $52.4 million for the years ended December 31, 2004 and 2003, respectively. The increase in 2005, compared with 2004, was due to higher average interest rates in the United States, partially offset by lower U.S. debt levels and the higher international debt levels referred to above. The increased interest expense was partially offset by an increase in interest income resulting from higher cash balances internationally (before the repatriation dividends mentioned above).
Shareholders’ equity increased $110.4 million from December 31, 2004, to $1.26 billion at December 31, 2005. The increase resulted mainly from net income of $161.9 million in 2005 and stock option exercises of $37.4 million, reduced by dividends of $90.1 million, a foreign currency translation loss of $12.8 million, and minimum pension liability adjustments of $.6 million. Shareholders’ equity increased $138.7 million from December 31, 2003, to $1.15 billion at December 31, 2004. The increase resulted mainly from net income of $151.2 million in 2004, stock option exercises of $34.5 million and foreign currency translation of $36.9 million, reduced by dividends of $85.1 million and minimum pension liability adjustments of $4.5 million. The Company did not repurchase any of its common stock in 2005, but plans to repurchase between 2 million and 2.5 million shares of its outstanding stock by the end of the first quarter of 2006. At December 31, 2005 and 2004, the Company had remaining authorizations from its Board of Directors to repurchase approximately 5,290,000 shares of common stock.
Although the ultimate determination of whether to pay dividends is within the sole discretion of the Board of Directors, the Company plans to increase dividends as earnings grow. Dividends per common share were $.91 in 2005, $.87 in 2004, and $.84 in 2003.
Off-Balance Sheet Arrangements
The Company had no material off-balance sheet arrangements at December 31, 2005.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
Risk Management
As a result of operating globally, the Company is exposed to market risk from changes in foreign exchange rates. The exposure is well diversified as the Company’s facilities are spread throughout the world, and the Company generally sells in the same countries where it produces. The Company monitors these exposures and may use traditional currency swaps and forward foreign exchange contracts to hedge a portion of the forecasted transactions that are denominated in foreign currencies, foreign currency assets and liabilities or net investment in foreign subsidiaries. The Company’s foreign operations are exposed to political and cultural risks, but they are mitigated by diversification and the relative stability of the countries in which the Company has significant operations.
The Company is exposed to interest-rate fluctuations as a result of using debt as a source of financing its operations. When necessary, the Company uses traditional, unleveraged interest-rate swaps to manage its mix of fixed and variable rate debt to maintain its exposure to interest rate movements within established ranges. All interest-rate swaps qualified as fair-value hedges, whereby fixed interest rates are swapped for floating rates.
The Company is a purchaser of commodities such as recovered paper, energy, steel, aluminum and resin. The Company does not engage in material hedging of many commodities, other than energy, because there is usually a high correlation between the commodity cost and the ultimate selling price of its products. Commodities are generally purchased at market or fixed prices that are established with the vendor as part of the purchase process for quantities expected to be consumed in the ordinary course of business. On occasion, where the correlation between selling price and commodity price is less direct, the Company may enter into commodity futures or swaps to reduce the effect of price fluctuations.
At the end of 2005, the Company had commodity swaps outstanding to fix the costs of a portion of raw materials and energy for 2006 through June 2008. The swaps qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133, ‘Accounting for Derivative Instruments and Hedging Activities’ (“FAS 133”). As of December 31, 2005, the Company had swaps to cover approximately 4.4 million MMBTU’s of natural gas at an average cost of $5.91 per MMBTU. The use of derivatives to hedge other commodities or foreign exchange was not material as of that date.
The fair market value of commodity swaps was a net favorable position of $17.5 million ($11.2 million after tax) and $3.4 million ($2.2 million after tax) at December 31, 2005 and 2004, respectively. Commodity swaps having a favorable position are reflected as a component of “Other Assets” on the Company’s Consolidated Financial Statements while those having an unfavorable position are reflected as a component of “Other Liabilities.” Derivatives are marked to fair value using published market prices, if available, or estimated values based on current price quotes and a discounted cash flow model. See Note 10 to the Consolidated Financial Statements for more information on financial instruments.
Except for the impact on energy and raw material prices, inflation did not have a material effect on the Company’s operations in 2005, 2004 or 2003.
The Company is subject to various federal, state and local environmental laws and regulations concerning, among other matters, solid waste disposal, wastewater effluent and air emissions. Although the costs of compliance have not been significant due to the nature of the materials and processes used in manufacturing operations, such laws also make generators of hazardous wastes and their legal successors financially responsible for the cleanup of sites contaminated by those wastes. The Company has been named a potentially responsible party at several environmentally contaminated sites, both owned and not owned by the Company. These regulatory actions and a small number of private party lawsuits are believed to represent the Company’s largest potential environmental liabilities. Accordingly, the Company has accrued approximately $16.8 million (including $12.5 million associated with U.S. Mills) at December 31, 2005, compared with approximately $4.4

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
million at December 31, 2004, with respect to these sites. See Note 14 to the Consolidated Financial Statements for more information on environmental matters.
Results of Operations 2004 versus 2003
Operating Revenue
Consolidated net sales for 2004 were $3.16 billion, versus $2.76 billion in 2003, an increase of approximately $397 million.
The components of the sales change were approximately:

($ in millions)

Volume	$124
Selling price	43
Currency exchange rate	70
Acquisitions	148
Other	12

Total sales increase	$397

Sales for the year were higher due to increased volumes, higher selling prices, the impact of acquisitions and the favorable impact of foreign exchange rates, as the dollar weakened against foreign currencies. Company wide volume, including the impact of acquisitions, was approximately 10% higher than 2003. Domestic sales were $2.11 billion, up 13.6% from 2003, and international sales were $1.05 billion, up 16.1% over 2003.
Operating Profits
Consolidated operating profits, which represent “Income before income taxes” on the Consolidated Statements of Income for 2004 and 2003, are comprised of the following:

($ in millions)	2004	2003	% Change

Consumer Packaging Segment	$83.1	$78.7	5.6%
Tubes and Cores/Paper Segment	113.0	103.0	9.7%
Packaging Services Segment	30.3	7.9	>100%
All Other Sonoco	32.0	19.0	68.4%
Restructuring and Related Impairment charges	(19.0)	(50.1)	62.1%
Interest expense, net	(42.1)	(50.2)	16.1%

Consolidated operating profits	$197.3	$108.3	82.2%

Operating profits for 2004 increased due to higher volumes, the accretive impact of acquisitions and savings resulting from ongoing productivity and purchasing initiatives. Operating profits for 2004 were negatively impacted by higher energy costs, product startup costs associated with the Company’s new multi-line steel easy-open closure operation in Brazil and new rigid plastic container plants in California and Wisconsin, as well as the costs associated with the movement of production between plants. The Company experienced increased costs for raw materials, primarily for old corrugated containers (“OCC”), the Company’s primary raw material, and steel. The higher OCC costs were nearly offset through price increases for tubes and cores and for trade sales of recovered paper, and a significant portion of the increased steel costs were offset in the first quarter of 2005, due to contractual pass through provisions. Gross profit as a percentage of net sales was 18.2% in 2004, compared with 18.1% in 2003. As previously discussed under “Restructuring Charges, Unusual Items and Other Activities,” operating profits included $19 million and $50.1 million of restructuring charges in 2004 and 2003, respectively.
Selling, general and administrative expenses as a percentage of sales remained relatively flat at approximately 10%. In 2004, the Company continued to focus on controlling fixed cost spending, as it realized the majority of the benefits from restructuring actions started in 2003.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
During 2004, income before income taxes was negatively impacted by charges of approximately $5.6 million pretax, which the Company incurred to recognize commitments to pay future costs associated with new executive life insurance benefits as discussed above under “Restructuring Charges, Unusual Items and Other Activities – Other Special Charges and Income Items.” Income before income taxes for 2004 was also negatively impacted by a charge of approximately $4.5 million pretax associated with an unfavorable legal judgment that was entered against the Company.
During 2004, the Company experienced lower year-over-year pension and postretirement expense of approximately $11 million pretax, primarily related to the impact of the Company’s adoption of FASB Staff Position 106-2, ‘Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003’ (“FSP 106-2”). As a result of the Company’s adoption of FSP 106-2, the accumulated postretirement benefit obligation was reduced by approximately $48.9 million, and net periodic benefit costs were reduced by approximately $9.1 million for 2004. The market value of U.S. benefit plan assets increased approximately 13% and 26% in 2004 and 2003, respectively. Investment returns earned on assets held by the Company’s benefit plans are used to lower the Company’s cost of providing pension and postretirement benefits. There were no requirements under ERISA to fund the plan. For 2004, the Company used 8.5% as its expected long-term rate of return for U.S. pension and postretirement benefit plan assumptions.
Research and development costs charged to expense were $15.4 million and $14.2 million in 2004 and 2003, respectively. Significant projects in Sonoco’s Tubes and Cores/Paper segment during 2004 included efforts to design and develop a new generation of products for the construction industry, and to enhance performance characteristics of the Company’s tubes and cores in the textile, film and paper packaging areas, as well as projects aimed at enhancing productivity. The Consumer Packaging segment continued to invest in new materials technology and new process technology for a range of packaging options, including composite cans and other forms of shaped packaging during 2004.
Net interest expense decreased by approximately $8.2 million from 2003. The decrease in net-interest expense resulted primarily from lower average interest rates and increased interest income.
The effective tax rate for continuing operations in 2004 was 29.8%, compared with 34.8% in 2003. Included in the effective tax rate for 2004 was the impact of the recognition of certain tax benefits. These tax benefits totaled approximately $9.3 million and resulted from the IRS closing its examination of the Company’s tax returns for years 1999 through 2001. Also included in the effective tax rate for 2004 are tax benefits associated with the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which were partially offset by certain non-deductible foreign restructuring charges. Included in the effective tax rate for 2003 is the impact of certain non-deductible foreign restructuring charges.
Net income for 2004 was $151.2 million, versus $138.9 million (including discontinued operations) in 2003. Income from continuing operations for 2004 was $151.2 million, compared with $78.2 million in 2003. Net income included restructuring charges of $14.4 million after tax, compared with restructuring charges of $36.8 million after tax in 2003. 2004 net income also included after-tax charges of $3.6 million, which the Company incurred to recognize vested commitments to pay future costs associated with the new executive life insurance benefits that replaced split-dollar life agreements made with key executives since 1995; $5.6 million related to prior years for an adjustment in the expenses reported for the Company’s wholly owned subsidiary in Spain; and approximately $2.9 million related to an unfavorable legal judgment against the Company. Although foreign exchange rates had an impact on sales, they did not have a significant impact on earnings in 2004.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
Operating Segments
Consumer Packaging Segment – Results for this segment are presented below:

($ in millions)	2004	2003	% Change

Trade sales	$1,132.1	$1,044.4	8.4%
Operating profits	83.1	78.7	5.6%
Depreciation, depletion and amortization	59.4	52.5	13.1%
Capital spending	50.7	51.0	(0.6)%

Sales for the segment increased due to higher volume, price increases and the favorable impact of foreign exchange translation. Overall, volumes in this segment, excluding the impact of acquisitions, increased approximately 5%. Domestic sales were approximately $839 million, up 4.8% from 2003, and international sales were approximately $293 million, up 20.4% from 2003.
Earnings in this segment were favorably impacted by increased volumes, as well as productivity and purchasing initiatives, partially offset by inflation and product start-up costs associated with the Company’s new multi-line steel easy-open closure operation in Brazil and new rigid plastic container plants in California and Wisconsin, as well as the costs associated with the movement of production between plants. Earnings in this segment were negatively impacted by an unfavorable price/cost relationship, as material costs, primarily steel, increased significantly. In response to those cost increases, the Company began raising prices in the second half of 2004, and continued to raise prices in 2005, as allowed by contractual pass-through provisions.
Significant spending in 2004 included building two new plants in the United States and numerous productivity and customer development projects in the United States and Europe. The closures business continued to invest in new capacity in Brazil to support increasing global demand.
Tubes and Cores/Paper Segment (formerly known as Engineered Carriers and Paper) – Results for this segment are presented below:

($ in millions)	2004	2003	% Change

Trade sales	$1,388.5	$1,259.8	10.2%
Operating profits	113.0	103.0	9.8%
Depreciation, depletion and amortization	85.2	83.6	1.9%
Capital spending	59.4	48.6	22.2%

The increase in sales was due primarily to the impact of favorable exchange rates, as the dollar weakened against foreign currencies, higher average selling prices, increased volume and the impact of two months of sales resulting from the formation of Sonoco-Alcore. Overall, volumes in this segment, excluding the impact of acquisitions and the formation of Sonoco-Alcore, increased approximately 2%. Domestic sales increased approximately $45 million, or 6.2%, and international sales increased approximately $84 million, or 15.5%.
Earnings in this segment were favorably impacted by increased volumes and by productivity and purchasing initiatives, partially offset by higher energy costs, the impact of inflation and an adjustment in expenses at the Company’s subsidiary in Spain. This segment also experienced higher OCC costs, as the domestic price of OCC increased by an average of approximately 28% from 2003 to 2004. These increased costs were largely offset through price increases for tubes and cores and for trade sales of recovered paper.
Significant capital spending included the rebuilding and modification of several paper mills, primarily in the United States, Mexico and Europe and building new tube and core plants in Asia.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
Packaging Services Segment – Results for this segment are presented below:

($ in millions)	2004	2003	% Change

Trade sales	$321.0	$184.6	73.9%
Operating profits	30.3	7.9	>100%
Depreciation, depletion and amortization	8.2	3.5	>100%
Capital spending	3.3	5.1	(35.3)%

Sales in this segment increased primarily due to the acquisition of CorrFlex in May 2004. See Note 2 to the Company’s Consolidated Financial Statements for further information about the impact of this acquisition. Sales in pre-existing operations in this segment increased due to volume and mix changes. Overall, volumes in this segment, excluding the impact of acquisitions, were up approximately 8%. Domestic sales were $248 million, up over 100% from 2003, and international sales were $73 million, up 16.7% from 2003.
Although the increase in earnings in this segment is primarily attributable to the acquisition of CorrFlex, productivity and purchasing initiatives in pre-existing operations also contributed to the improvement. A slight volume improvement was offset by the impact of inflation.
Significant spending included numerous productivity and customer development projects in the United States and Europe.
All Other Sonoco – Results for all other businesses not included in the segments above are presented below:

($ in millions)	2004	2003	% Change

Trade sales	$313.8	$269.5	16.4%
Operating profits	32.0	19.0	68.4%
Depreciation, depletion and amortization	11.1	13.0	(14.6%)
Capital spending	6.4	3.8	68.4%

Sales for All Other Sonoco increased due to volume and price increases in molded and extruded plastics, wire and cable reels, and protective packaging. In addition, the impact of favorable foreign exchange translation, along with the impact of a small acquisition, increased sales in All Other Sonoco. Domestic sales were approximately $253 million, up 15.6% from 2003, and international sales were approximately $60 million, up 20.2% from 2003.
Operating profits in All Other Sonoco increased due to volume improvements, along with manufacturing productivity and purchasing initiatives. All Other Sonoco also recognized a slightly positive price/cost relationship, as the Company was able to recover increases in raw material costs, including lumber, resin and paper, via price increases to the customers as well as material purchasing initiatives.
Significant spending included investing in customer development projects in the United States and Europe for molded and extruded plastics.
Critical Accounting Policies and Estimates
The Company’s analysis and discussion of its financial condition and results of operations are based upon its Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The Company evaluates these estimates and assumptions on an ongoing basis, including but not limited to those related to inventories, bad debts, derivatives, income taxes, intangible assets, restructuring, pension and other postretirement benefits, environmental liabilities and contingencies and litigation. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from estimates. The impact and any associated risks related to estimates, assumptions and accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in the Notes to the Consolidated Financial Statements, if applicable, where such estimates, assumptions and accounting policies affect the Company’s reported and expected financial results.
The Company believes the accounting policies discussed in the Notes to the Consolidated Financial Statements on pages F-7 through F-39 are critical to its business operations, and the understanding of results of operations. The following represents those policies which most involve the more significant judgments and estimates used in the preparation of its Consolidated Financial Statements.
Impairment of Long-lived and Intangible Assets
The Company evaluates its long-lived assets (property, plant and equipment) and definite-lived intangible assets for impairment whenever indicators of impairment exist, or when it commits to sell the asset. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible asset is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset, or in the case of assets the Company evaluates for sale, at fair value less costs to sell. A number of significant assumptions and estimates are involved in developing operating cash flow forecasts for the Company’s discounted cash flow model, including markets and market share, sales volumes and prices, costs to produce, working capital changes and capital spending requirements. The Company considers historical experience, and all available information at the time the fair values of its assets are estimated. However, fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of long-lived assets and definite-lived intangible assets. Therefore, assumptions and estimates used in the determination of impairment losses may affect the carrying value of long-lived and intangible assets, and possible impairment expense in the Company’s Consolidated Financial Statements.
Impairment of Goodwill
In accordance with Statement of Financial Accounting Standards No. 142, ‘Goodwill and Other Intangible Assets’ (“FAS 142”), the Company evaluates its goodwill for impairment at least annually, and more frequently if indicators of impairment are present. FAS 142 requires that if the fair value of a reporting unit is less than its carrying value including goodwill (Step I), an impairment charge for goodwill must be recognized. The impairment charge is calculated as the difference between the implied fair value of the reporting unit goodwill and its carrying value (Step II).
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
In performing the impairment evaluation required by FAS 142, the Company estimates the fair value of each reporting unit and compares it to the carrying amount of that reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of that reporting unit; the Company is required to perform the second step of the impairment test. In this step, the Company compares the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized), and liabilities of the reporting unit. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
The Company uses a discounted cash flow model to estimate the fair value of each reporting unit. The Company considers historical experience and all available information at the time the fair values of its businesses are estimated. However, fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill. Therefore, assumptions and estimates used in the determination of impairment losses may affect the carrying value and possible impairment expense in the Company’s Consolidated Financial Statements. The annual evaluation of goodwill impairment that was completed during 2005, used forward-looking projections, including expected improvement in results at certain reporting units, most notably, the European operations within the Tubes and Cores/Paper segment, to which $66,900 of goodwill is attributed. The assessment of the relevant facts and circumstances is ongoing, and if actual performance in this reporting unit falls significantly short of the projected results, it is reasonably possible that a non-cash impairment charge would be required.
Income Taxes
The Company records an income tax valuation allowance when the realization of certain deferred tax assets, net operating losses and capital loss carryforwards, is not likely. These deferred tax assets represent expenses recognized for financial reporting purposes, which will result in tax deductions over varying future periods. Certain judgments, assumptions and estimates may affect the carrying value of the valuation allowance and deferred income tax expense in the Company’s Consolidated Financial Statements. Additionally, the Company periodically reviews assumptions and estimates of the Company’s probable tax obligations using historical experience in tax jurisdictions and informed judgments.
Stock Compensation Plans
As permitted by Statement of Financial Accounting Standards No. 123, ‘Accounting for Stock-Based Compensation’ (“FAS 123”), the Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ‘Accounting for Stock Issued to Employees,’ and its related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for performance stock options is recognized over the vesting period and is recorded based on the quoted market price of the Company’s stock at the end of the period.
The Company records compensation expense associated with performance-based stock compensation plans using vesting assumptions that are derived from performance measures as defined in the plans. In 2005, performance measures consisted of Earnings Per Share and Return on Net Assets Employed. Certain judgments, assumptions and estimates in connection with the future achievement of these performance measures may affect the amount of accrued compensation expense and performance-based stock compensation expense in the Company’s Consolidated Financial Statements.
Pension and Postretirement Benefit Plans
The Company has significant pension and postretirement benefit costs that are developed from actuarial valuations. The actuarial valuations employ key assumptions, which are particularly important when determining the Company’s projected liabilities for pension and other postretirement benefits. Key actuarial assumptions used in determining the projected benefit obligation, the accumulated benefit obligation, and net periodic benefit cost (income) for U.S. retirement and retiree health and life insurance plans include: a discount rate of 5.5% to determine benefit obligations, a discount rate of 5.75% to determine net periodic benefit cost (income), an expected long-term rate of return of 8.5% and a rate of compensation increase of 4.6%. These assumptions are as of December 31, 2005.
The Company adjusts its discount rate annually in relationship to movements in high-quality debt instruments. The long-term rate of return assumption is based on the Company’s historical plan return performance. The rate of compensation assumption is generally based on salary and incentive increases. A key assumption for the U.S. health and life insurance plan is a medical trend rate beginning at 13.3% and trending down to an ultimate rate of 6.0% in 2014. The ultimate trend rate of 6.0% represents the Company’s best estimate of the long-term

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
average annual medical cost increase over the duration of the plan’s liabilities. It provides for real growth in medical costs in excess of the overall inflationary level.
During 2005, the Company incurred total pension and postretirement benefit expenses of approximately $43.0 million, compared with $45.8 million during 2004. The 2005 amount is net of $75.2 million of expected returns on plan assets at the assumed rate of 8.5%, and includes interest cost of $67.6 million at a discount rate of 5.75%. The 2004 amount is net of $69.5 million of expected returns on plan assets at the assumed rate of 8.5%, and includes interest cost of $66.4 million at a discount rate of 6.25%. During 2005, the Company made contributions to pension plans of $77.0 million and postretirement plans of approximately $8.1 million. The contribution amount varies from year to year depending on factors including market asset volatility and interest rates. Although the cash portion of these contributions reduced cash flows from operations during the year, under Statement of Financial Accounting Standards No. 87, ‘Employers’ Accounting for Pensions’ (FAS 87), they did not have an immediate significant impact on pension expense. Unrecognized net actuarial losses were approximately $496.8 million at December 31, 2005, and are primarily the result of poor asset performance during 2000 through 2002. The amortization period for unrecognized losses/gains is approximately 11 years for the portion outside the 10% corridor as defined by FAS 87, except for curtailments, which would result in accelerated expense.
The projected liability of these plans will be affected by assumptions regarding inflation, investment returns, market interest rates, changes in the number of plan participants and changes in the benefit obligations, and laws and regulations pertaining to benefit obligations. The Company annually reevaluates assumptions used in projecting the pension and postretirement liabilities and associated expense. These judgments, assumptions and estimates may affect the carrying value of pension and postretirement plan assets and liabilities and pension and postretirement plan expenses in the Company’s Consolidated Financial Statements. The effect of lowering the selected assumptions, excluding any changes to the investment base, is shown below for the year ended December 31, 2005, for U.S. plans, assuming no changes in benefit levels in 2005:

		December 31, 2005
		Projected Benefit
Assumption	Percentage Point	Obligation	2005 Expense
($ in millions)	Change	Higher (Lower)	Higher (Lower)

Discount rate	-.25 pts	$33.7	$3.3
Expected return on assets	-.25 pts	N/A	$1.8

See Note 12 to the Consolidated Financial Statements for additional information on the Company’s pension and postretirement plans.
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is provided in Note 18 of the Consolidated Financial Statements on page F-36.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Information regarding market risk is provided under the caption “Conditions in foreign countries where the Company operates may reduce earnings;” and “Foreign exchange rate fluctuations may reduce the Company’s earnings” in Item 1A – Risk Factors, and under the caption “Risk Management” in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 24 and 25 of this Annual Report on Form 10-K.
Item 8. Financial Statements and Supplementary Data
The Consolidated Financial Statements and Notes to the Consolidated Financial Statements are provided on pages F-1 through F-39 of this report. Selected quarterly financial data is provided in Note 19 to the Consolidated Financial Statements included in this report.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Directors of Sonoco Products Company:
We have completed integrated audits of Sonoco Products Company’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions on Sonoco Products Company’s 2005, 2004, and 2003 consolidated financial statements and on its internal control over financial reporting as of December 31, 2005, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Sonoco Products Company and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 27, 2006

CONSOLIDATED BALANCE SHEETS
SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

(Dollars and shares in thousands)
At December 31	2005	2004

Assets
Current Assets
Cash and cash equivalents	$59,608	$117,725
Trade accounts receivable, net of allowances of $8,325 in 2005 and $8,286 in 2004	413,209	390,024
Other receivables	45,225	37,457
Inventories
Finished and in process	124,891	123,924
Materials and supplies	193,425	191,087
Prepaid expenses	23,068	36,386
Deferred income taxes	26,074	25,509

	885,500	922,112
Property, Plant and Equipment, Net	943,951	1,007,295
Goodwill	573,903	570,508
Other Intangible Assets	73,037	88,790
Prepaid Pension Costs	281,904	237,200
Other Assets	223,445	215,414

Total Assets	$2,981,740	$3,041,319

Liabilities and Shareholders’ Equity
Current Liabilities
Payable to suppliers	$265,219	$274,224
Accrued expenses and other	186,559	219,123
Accrued wages and other compensation	44,082	36,850
Notes payable and current portion of long-term debt	124,530	93,754
Accrued taxes	96	15,935

	620,486	639,886
Long-term Debt	657,075	813,207
Pension and Other Postretirement Benefits	173,939	148,214
Deferred Income Taxes	146,981	168,776
Other Liabilities	119,945	118,357
Commitments and Contingencies
Shareholders’ Equity
Serial preferred stock, no par value
Authorized 30,000 shares
0 shares issued and outstanding as of December 31, 2005 and 2004
Common shares, no par value
Authorized 300,000 shares
99,988 and 98,500 shares issued and outstanding at December 31, 2005 and 2004, respectively	7,175	7,175
Capital in excess of stated value	418,668	376,750
Accumulated other comprehensive loss	(106,389)	(103,155)
Retained earnings	943,860	872,109

Total Shareholders’ Equity	1,263,314	1,152,879

Total Liabilities and Shareholders’ Equity	$2,981,740	$3,041,319

The Notes beginning on page F-7 are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF INCOME
SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

(Dollars and shares in thousands except per share data)
Years ended December 31	2005	2004	2003

Net sales	$3,528,574	$3,155,433	$2,758,326
Cost of sales	2,867,623	2,580,643	2,259,887
Selling, general and administrative expenses	364,967	316,403	289,839
Restructuring charges	21,237	18,982	50,056

Income before interest and taxes	274,747	239,405	158,544
Interest expense	51,559	47,463	52,399
Interest income	(7,938)	(5,400)	(2,188)

Income before income taxes	231,126	197,342	108,333
Provision for income taxes	84,174	58,858	37,698

Income before equity in earnings of affiliates/minority interest in subsidiaries	146,952	138,484	70,635
Equity in earnings of affiliates/minority interest in subsidiaries	14,925	12,745	7,543

Income from continuing operations	161,877	151,229	78,178
Income from discontinued operations, net of income taxes	—	—	60,771

Net income	$161,877	$151,229	$138,949

Average common shares outstanding:
Basic	99,336	98,018	96,819
Assuming exercise of options	1,082	929	310
Diluted	100,418	98,947	97,129

Per common share
Net income
Basic:
From continuing operations	$1.63	$1.54	$.81
From discontinued operations	$—	$—	$.63
Net income	$1.63	$1.54	$1.44

Diluted:
From continuing operations	$1.61	$1.53	$.80
From discontinued operations	$—	$—	$.63
Net income	$1.61	$1.53	$1.43

Cash dividends — common	$.91	$.87	$.84

The Notes beginning on page F-7 are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

					Accumulated
				Capital in	Other
	Comprehensive	Common Shares		Excess of	Comprehensive	Retained
(Dollars and shares in thousands)	Income	Outstanding	Amount	Stated Value	Loss	Earnings

January 1, 2003		96,380	$7,175	$324,295	$(212,164)	$748,119
Net income	$138,949					138,949
Other comprehensive income (loss):
Translation gain	77,903
Minimum pension liability adjustment, net of tax	(3,403)
Derivative financial instruments, net of tax	1,573

Other comprehensive income	76,073				76,073

Comprehensive income	$215,022

Cash dividends						(81,128)
Exercise of stock options		589		8,752
Stock-based compensation				4,089

December 31, 2003		96,969	7,175	337,136	(136,091)	805,940
Net income	$151,229					151,229
Other comprehensive income (loss):
Translation gain	36,917
Minimum pension liability adjustment, net of tax	(4,479)
Derivative financial instruments, net of tax	498

Other comprehensive income	32,936				32,936

Comprehensive income	$184,165

Cash dividends						(85,060)
Exercise of stock options		1,531		34,463
Stock-based compensation				5,151

December 31, 2004		98,500	7,175	376,750	(103,155)	872,109
Net income	$161,877					161,877
Other comprehensive income (loss):
Translation loss	(12,844)
Minimum pension liability adjustment, net of tax	568
Derivative financial instruments, net of tax	9,042

Other comprehensive loss	(3,234)				(3,234)

Comprehensive income	$158,643

Cash dividends						(90,126)
Exercise of stock options		1,488		37,370
Stock-based compensation				4,548

December 31, 2005		99,988	$7,175	$418,668	$(106,389)	$943,860

The Notes beginning on page F-7 are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

(Dollars in thousands)
Years ended December 31	2005	2004	2003

Cash Flows from Operating Activities
Net income	$161,877	$151,229	$138,949
Adjustments to reconcile net income to net cash provided by operating activities
Asset impairment	9,515	6,153	8,381
Depreciation, depletion and amortization	163,074	163,928	163,234
Equity in earnings of affiliates/minority interest in subsidiaries	(14,925)	(12,745)	(7,543)
Cash dividends from affiliated companies	6,758	7,114	11,327
(Gain) loss on disposition of assets	(555)	2,460	1,228
Gain on sale of High Density Film business	—	—	(49,433)
Non-cash tax effect of nonqualified stock options	2,753	3,013	410
Deferred taxes	(24,722)	5,310	11,175
Change in assets and liabilities, net of effects from acquisitions, dispositions, assets held for sale and foreign currency adjustments
Receivables	(24,026)	(23,893)	5,324
Inventories	(6,447)	(38,395)	(10,117)
Prepaid expenses	2,298	1,272	(7,955)
Payables and taxes	(10,554)	12,082	70,727
Cash contribution to pension plans	(77,024)	(33,360)	(22,946)
Other assets and liabilities	39,341	8,020	19,487

Net cash provided by operating activities	227,363	252,188	332,248
Cash Flows from Investing Activities
Purchase of property, plant and equipment	(129,112)	(119,800)	(113,574)
Cost of acquisitions, net of cash acquired	(3,566)	(267,016)	(6,232)
Proceeds from the sale of assets	13,377	8,638	2,709
Proceeds from sale of High Density Film business	—	—	81,177

Net cash used by investing activities	(119,301)	(378,178)	(35,920)
Cash Flows from Financing Activities
Proceeds from issuance of debt	43,859	206,157	20,715
Principal repayment of debt	(11,699)	(168,528)	(120,287)
Net (decrease) increase in commercial paper borrowings	(150,000)	180,000	(65,500)
Net increase (decrease) in bank overdrafts	7,765	(7,976)	(8,075)
Cash dividends – common	(90,126)	(85,060)	(81,128)
Common shares issued	34,617	31,450	8,342

Net cash (used) provided by financing activities	(165,584)	156,043	(245,933)
Effects of Exchange Rate Changes on Cash	(595)	2,818	3,054

(Decrease) Increase in Cash and Cash Equivalents	(58,117)	32,871	53,449
Cash and cash equivalents at beginning of year	117,725	84,854	31,405

Cash and cash equivalents at end of year	$59,608	$117,725	$84,854

Supplemental Cash Flow Disclosures
Interest paid, net of amounts capitalized	$46,650	$41,530	$50,079
Income taxes paid, net of refunds	$115,253	$72,647	$27,182
Value of stock issued for acquisition	$—	$—	$2,700

Prior year data has been reclassified to conform to the current presentation.
The Notes beginning on page F-7 are an integral part of these financial statements.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
The following notes are an integral part of the Consolidated Financial Statements. The accounting principles followed by the Company appear in bold type.
1. Basis of Presentation
The Consolidated Financial Statements include the accounts of Sonoco Products Company and its majority-owned subsidiaries (the “Company” or “Sonoco”) after elimination of intercompany accounts and transactions. Investments in affiliated companies in which the Company shares control over the financial and operating decisions, but in which the Company is not the primary beneficiary are accounted for as equity investments (“equity investments”). Income applicable to equity investments is reflected as “Equity in earnings of affiliates/minority interest in subsidiaries” in the Consolidated Statements of Income. Investments related to equity in affiliates are included in “Other Assets” in the Company’s Consolidated Balance Sheets and totaled $115,276 and $110,829 at December 31, 2005 and 2004, respectively.
Investments in affiliated companies in which the Company is not the primary beneficiary are accounted for by the equity method of accounting at December 31, 2005 and 2004, are as follows:

Ownership Interest
Entity	Percentage

RTS Packaging JVCO	35.0%
Cascades Conversion, Inc.	50.0%
Cascades Sonoco, Inc.	50.0%
1191268 Ontario, Inc.	50.0%
Enstel Manufacturing Inc.	50.0%
AT-Spiral Oy	48.9%
Demolli Industria Cartaria S.p.A.	25.0%
Showa Products Company Ltd.	20.0%
Conitex Sonoco Holding BVI Ltd.	30.0%
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
In accordance with US GAAP, the Company records revenue when title and risk of ownership pass to the customer, and when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price to the customer is fixed or determinable, and when collectibility is reasonably assured. Certain judgments, such as provisions for estimates of sales returns and allowances, may affect the application of the Company’s revenue policy and, therefore, the results of operations in its Consolidated Financial Statements. Shipping and handling expenses are included in “Cost of sales,” and freight charged to customers is included in “Net sales” in the Company’s Consolidated Statements of Income.
The Company’s trade accounts receivable are non-interest bearing and are recorded at the invoiced amounts. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. Provisions are made to the allowance for doubtful accounts at such time that collection of all or part of a trade account receivable is in question. The allowance for doubtful accounts is monitored on a regular basis and adjustments are made as needed to ensure that the account properly reflects the Company’s best estimate of uncollectible trade accounts receivable. Trade accounts receivable balances that

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
are more than 180 days past due are generally 100% provided for in the allowance for doubtful accounts. Account balances are charged off against the allowance for doubtful accounts when the Company determines that it is probable that the receivable will not be recovered. As a result of a business combination during 2005 of two of the Company’s customers, a concentration of credit representing 10% of the consolidated trade accounts receivable exists at December 31, 2005.
The Company identifies its reportable segments in accordance with Statement of Financial Accounting Standards No. 131, ‘Disclosures about Segments of an Enterprise and Related Information’ (“FAS 131”), by reviewing the level of detail reviewed by the Chief Operating Decision Maker, gross profit margins, nature of products sold, nature of the production processes, type and class of customer, methods to distribute product and nature of regulatory environment. While all of these factors were reviewed, the Company feels that the most significant factors are the nature of its products, the nature of the production process and the type of customers served.
Effective December 31, 2005, the Company changed the name of the Engineered Carriers and Paper segment to Tubes and Cores/Paper, because the term “tubes and cores” is more generally understood than “engineered carriers” in the marketplace for the primary products offered by the businesses in this segment. There has been no change in the businesses included in this segment.
2. Acquisitions/Dispositions/Joint Ventures
The Company completed three acquisitions during 2005, with an aggregate cost of approximately $3,566 in cash. In connection with these acquisitions, the Company recorded fair value of identified intangibles of $25, goodwill of $1,081 and other net tangible assets of $2,460. Acquisitions in the Company’s Tubes and Cores/Paper segment included a tube and core manufacturer in New Zealand and a small molded plug recycler in the United States. Additionally, the Company purchased the remaining ownership interest in a Chilean tubes and cores business. The Company also acquired certain assets of a rigid plastic packaging manufacturer in Brazil, which is reported in the Consumer Packaging segment.
In December 2005, the Company divested its single-plant folding cartons business for a note receivable of approximately $11,000, which was collected in early 2006. This transaction resulted in a gain of $2,417 ($1,634 after tax). The results of this business unit were immaterial to the Company’s consolidated net income, for all periods presented.
The Company completed nine acquisitions during 2004, with an aggregate cost of approximately $367,000. This amount included cash, assumption of debt and contribution of assets. In connection with these acquisitions, the Company recorded fair value of identifiable intangibles of approximately $51,000, goodwill of approximately $178,000 and net tangible assets of approximately $138,000. In May 2004, the Company acquired CorrFlex Graphics, LLC (“CorrFlex”), one of the nation’s largest point-of-purchase display companies. The acquired business, which is known as Sonoco CorrFlex, LLC, is reflected in the Packaging Services segment. Acquisitions in the Company’s Tubes and Cores/Paper segment included tube and core manufacturers in Australia, China and the United States. During the fourth quarter of 2004, the Company also completed a business combination with Ahlstrom Corporation, Helsinki, Finland (“Ahlstrom”), to combine each of the companies’ respective European paper-based tube/core and coreboard operations into a joint venture that operates under the name Sonoco-Alcore S.a.r.l. (“Sonoco-Alcore”) and is reflected in the Tubes and Cores/Paper segment. The Company contributed ownership positions in 25 tube and core plants and five paper mills to Sonoco-Alcore, and holds a 64.5% interest in the joint venture. Ahlstrom, a leader in high-performance fiber-based materials serving niche markets worldwide, contributed 14 tube and core plants and one paper mill to Sonoco-Alcore, and holds a 35.5% interest in the joint venture. The Company has accounted for this transaction as an acquisition and, therefore, consolidates the results of the joint venture and reports Ahlstrom’s minority

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
interest as such in its financial statements. The recognition of minority interest is included in “Income before equity in earnings of affiliates/minority interest in subsidiaries” on the Company’s Consolidated Statements of Income. Acquisitions in the Company’s Consumer Packaging segment included a composite can manufacturer in Australia, a manufacturer of rotogravure cylinders in Canada and the remaining ownership interest in a manufacturer of rotogravure cylinders in Charlotte, N.C. The Company also acquired certain assets of a wooden reel refurbisher in Alabama, which are classified as components of All Other Sonoco.
The Company completed four acquisitions during 2003, with an aggregate cost of approximately $11,077 in cash, assumption of debt, relief of notes receivable and issuance of common stock. In connection with these acquisitions, the Company recorded fair value of identified intangibles of $3,150, goodwill of $2,897 and other net tangible assets of $5,030. Acquisitions in the Company’s Tubes and Cores/Paper segment included a tube and core manufacturer in Australia and a recovered paper operation in Savannah, Ga. The Company also acquired certain assets of a wooden reel manufacturer in Canada and the United States, which are classified as components of All Other Sonoco. In addition, the Company increased its ownership interest in a manufacturer of rotogravure cylinders in Charlotte, N.C., in the Company’s Consumer Packaging segment.
During 2003, the Company decided to divest itself of the High Density Film business in order to redirect the value of those assets to primary-growth vehicles, thereby enhancing the opportunity to increase total returns to shareholders and significantly reduce the Company’s exposure to highly cyclical resin markets. In December 2003, the Company completed this divestiture by selling the business to Hilex Poly Co., LLC, of Los Angeles, Calif., for a price of approximately $118,800, including approximately $80,800 in cash; $28,000 in subordinated notes bearing a 4.95% interest rate maturing in 10 years; and, a $10,000 nonvoting preferred membership interest yielding 10%. This transaction resulted in a gain of $63,112 ($49,433 after tax). Operating results of this business have been presented for all periods as “Income from discontinued operations, net of income taxes” in the Company’s Consolidated Statements of Income.
The Company has accounted for all of its acquisitions as purchases and, accordingly, has included their results of operations in consolidated net income from the date of acquisition.
3. Discontinued Operations
The Company accounts for discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, ‘Accounting for the Impairment or Disposal of Long-Lived Assets’ (“FAS 144”). Accordingly, the results of operations of a material business component are reported in discontinued operations when the component has either been disposed of, or is classified as held for sale and the operations and cash flows of the component have been or will be eliminated and the Company will not have any significant continuing involvement in the operations of the component.
Income from discontinued operations for 2003 represents the results of operations of the Company’s High Density Film business, which was sold in December 2003. See Note 2 for a discussion of this disposition.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
The following table sets forth the operating results for the High Density Film business, which was previously reported in the Company’s Consumer Packaging segment:

2003

Net sales	$198,759
Operating income before income taxes	17,758
Gain on sale	63,112
Income tax expense	(20,099)

Income from discontinued operations	$60,771

Income from discontinued operations – per basic share	$.63
Income from discontinued operations – per diluted share	$.63

No interest expense or income was allocated to this business unit.
The Company has no continuing involvement in the management or operations of the divested business.
4. Restructuring Programs
The Company accounts for restructuring charges in accordance with Statement of Financial Accounting Standards No. 146, ‘Accounting for Costs Associated with Exit or Disposal Activities’ (“FAS 146”), whereby the liability is recognized when exit costs are incurred. If, as a result of the restructuring action, assets become impaired, the assets are written down to the lower of carrying amount or fair value, less estimated costs to sell, if applicable. A number of significant estimates and assumptions are involved in the application of these techniques. The Company considers historical experience, and all available information at the time the estimates are made; however, the fair values that are ultimately realized upon the sale of the assets to be divested may differ from the estimated fair values reflected in the Company’s Consolidated Financial Statements.
In August 2003, the Company announced general plans to reduce its overall annual cost structure by approximately $54,000 pretax by realigning and centralizing a number of staff functions and eliminating excess plant capacity. Pursuant to these plans, the Company has initiated or completed 22 plant closings and has reduced its workforce by approximately 1,000 employees. As of December 31, 2005, the Company had incurred cumulative charges, net of adjustments, of approximately $94,536 pretax associated with these activities. The following table provides additional details of these net charges:

	Severance	Asset
	and	Impairment/	Other
	Termination	Disposal	Exit
	Benefits	of Assets	Costs	Total

Tubes and Cores/Paper Segment	$35,982	$16,012	$12,415	$64,409
Consumer Packaging Segment	10,334	4,586	6,154	21,074
Packaging Services Segment	333	—	—	333
All Other Sonoco	2,995	326	92	3,413
Corporate	5,094	—	213	5,307

Cumulative Restructuring Charges, net of adjustments	$54,738	$20,924	$18,874	$94,536

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
The Company expects to recognize an additional cost of approximately $6,810 pretax in the future associated with these activities, which is comprised of approximately $1,334 in severance and termination benefits and $5,476 in other exit costs. Of the additional cost, approximately $5,585 is related to the Tubes and Cores/Paper segment and approximately $1,225 is related to the Consumer Packaging segment.
Other exit costs consist primarily of building lease termination charges and other miscellaneous exit costs.
During 2005, the Company recognized restructuring charges, net of adjustments, of $21,237 ($14,343 after tax). The following table provides additional details of these net charges:

	Severance	Asset
	and	Impairment/	Other
	Termination	Disposal	Exit
	Benefits	of Assets	Costs	Total

Tubes and Cores/Paper Segment	$4,834	$4,999	$6,194	$16,027
Consumer Packaging Segment	733	1,557	2,321	4,611
All Other Sonoco	640	(41)	—	599

Total	$6,207	$6,515	$8,515	$21,237

The net charges for 2005 relate primarily to the closure of tube and core plants in the United States and Europe, flexible packaging plants in the United States and Canada, and a paper mill in the United States.
During 2005, the Company also recorded non-cash income in the amount of $1,260 after tax in order to reflect Ahlstrom’s portion of restructuring costs that were charged to expense. This income, which resulted from the closure of certain plants that the Company contributed to Sonoco-Alcore, is included in “Equity in earnings of affiliates/minority interest in subsidiaries” in the Company’s Consolidated Statements of Income.
During 2004, the Company recognized restructuring charges, net of adjustments, of $18,982 ($16,154 after tax). Included in this amount, is $2,200 in restructuring charges, which resulted from a correction to previously reported financial statements at the Company’s wholly owned subsidiary in Spain. The following table provides additional details of these net charges:

	Severance	Asset
	and	Impairment/	Other
	Termination	Disposal	Exit
	Benefits	of Assets	Costs	Total

Tubes and Cores/Paper Segment	$7,021	$4,459	$3,254	$14,734
Consumer Packaging Segment	1,513	1,327	2,439	5,279
All Other Sonoco	559	367	92	1,018
Corporate	(2,548)	—	499	(2,049)

Total	$6,545	$6,153	$6,284	$18,982

The net charges for 2004 relate primarily to the closure of a flexible packaging plant in Canada, and a tube and core plant, a paper mill and a molded plastics plant in the United States. The consolidation of plants in the Company’s European operations also contributed to the restructuring charges recognized during 2004. Restructuring charges associated with plants contributed to Sonoco-Alcore by Ahlstrom were recorded as an increase in goodwill in accordance with Emerging Issues Task Force Issue No. 95-3, ‘Recognition of Liabilities in Connection with a Business Combination’ (“EITF 95-3”). The Corporate credit is an adjustment in severance relating to the restructuring plan announced in August 2003.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
During 2004, the Company also recorded non-cash income in the amount of $1,778 after tax, in order to reflect Ahlstrom’s portion of restructuring costs that were charged to expense. This income, which resulted from the expected closure of certain plants that the Company contributed to Sonoco-Alcore, is included in “Equity in earnings of affiliates/minority interest in subsidiaries” in the Company’s Consolidated Statements of Income.
During 2003, the Company recognized restructuring charges, net of adjustments, of $50,056 ($35,329 after tax). The following table provides additional details of these net charges:

	Severance	Asset
	and	Impairment/	Other
	Termination	Disposal	Exit
	Benefits	of Assets	Costs	Total

Tubes and Cores/Paper Segment	$22,306	$6,621	$2,486	$31,413
Consumer Packaging Segment	6,253	1,760	1,456	9,469
Packaging Services Segment	335	—	—	335
All Other Sonoco	1,806	—	—	1,806
Corporate	7,033	—	—	7,033

Total	$37,733	$8,381	$3,942	$50,056

The net charges for 2003 relate primarily to the closure of tube and core plants in the United States and France, a paper mill in the United States, a flexible packaging plant in the United States and corporate severance. Additionally, the Company’s High Density Film business, which was divested in 2003, incurred restructuring charges of $200 pretax ($128 after tax), which are included in “Income from discontinued operations” on the Company’s Consolidated Statements of Income.
During 2003, the Company also recorded restructuring charges of $1,455 after tax related to expenses at a non-consolidated affiliate. The restructuring charges are included in “Equity in earnings of affiliates/minority interest in subsidiaries” in the Company’s Consolidated Statements of Income.
The following table sets forth the activity in the restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets. Restructuring charges are included in “Restructuring charges” in the Consolidated Statements of Income, except for the restructuring charges applicable to the High Density Film business and equity method investments, which are included in “Income from discontinued operations” and “Equity in earnings of affiliates/minority interest in subsidiaries,” respectively. In accordance with the agreement of sale for the High Density Film business,

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
the liability associated with the restructuring has been retained by the Company and is, therefore, included in the table below:

	Severance	Asset
	and	Impairment/	Other
	Termination	Disposal	Exit
	Benefits	of Assets	Costs	Total

Liability, December 31, 2002	$9,162	$—	$5,214	$14,376

2003 Charges	40,526	8,709	3,142	52,377
Cash payments	(21,953)	—	(2,970)	(24,923)
Asset impairment (noncash)	—	(8,381)	—	(8,381)
Reclassifications to pension liability	(10,234)	—	—	(10,234)
Adjustments	(2,793)	(328)	1,000	(2,121)

Liability, December 31, 2003	14,708	—	6,386	21,094

2004 Charges	9,815	5,894	5,970	21,679
Cash payments	(16,595)	—	(5,642)	(22,237)
Asset impairment/pension curtailment (noncash)	—	(6,153)	(1,926)	(8,079)
Foreign Currency Translation	2,016	—	66	2,082
Adjustments	(3,270)	259	314	(2,697)

Liability, December 31, 2004	6,674	—	5,168	11,842

2005 Charges	6,232	7,099	8,992	22,323
Cash payments	(8,600)	—	(7,329)	(15,929)
Asset impairment (noncash)	—	(6,515)	—	(6,515)
Foreign Currency Translation	(859)	—	140	(719)
Adjustments	(538)	(584)	36	(1,086)

Liability, December 31, 2005	$2,909	$—	$7,007	$9,916

The Company expects to pay the majority of the remaining restructuring costs, with the exception of ongoing pension subsidies and certain building lease termination expenses, by the end of the third quarter of 2006, using cash generated from operations.
During 2005, the Company recognized writeoffs of impaired equipment and facilities held for disposal in the Tubes and Cores/Paper segment in the amount of $4,312, in the Consumer Packaging segment in the amount of $1,367 and in All Other Sonoco in the amount of $(41). Also, during 2005, the Company recognized writeoffs of inventory in the Tubes and Cores/Paper segment in the amount of $687, and in the Consumer Packaging segment in the amount of $190. Writeoffs of impaired equipment, facilities and inventory in the Tubes and Cores/Paper segment related primarily to the closure of tube and core plants and a paper mill in the United States. Writeoffs of impaired equipment, facilities and inventory in the Consumer Packaging segment related primarily to the closure of two flexible packaging plants. Impaired assets were written down to the lower of carrying amount or fair value, less estimated costs to sell, if applicable.
During 2004, the Tubes and Cores/Paper segment recognized writeoffs of impaired equipment and facilities held for disposal of $4,459, attributed to the closing of six plant locations. Additionally, the Consumer Packaging segment recognized writeoffs of impaired equipment and facilities held for disposal of $1,327 and pension curtailment of $1,926, related to the closing of two plant locations. Finally, during 2004, All Other Sonoco recognized writeoffs of impaired equipment and facilities held for disposal of $367, attributed to the closing of one plant location. Impaired assets were written down to the lower of carrying amount or fair value, less estimated costs to sell, if applicable.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
During 2003, the Tubes and Cores/Paper segment recognized writeoffs of impaired equipment and facilities held for disposal of $6,621 , attributed to the closing of four plant locations. Additionally, the Consumer Packaging segment recognized writeoffs of impaired equipment of $1,760 related to the closing of one plant location. Impaired assets were written down to the lower of carrying amount or fair value, less estimated costs to sell, if applicable.
5. Cash and Cash Equivalents
Cash equivalents are composed of highly liquid investments with an original maturity of three months or less, and are recorded at market. At December 31, 2005 and 2004, outstanding checks totaling $22,406 and $14,611, respectively, were included in “Payable to suppliers” on the Company’s Consolidated Balance Sheets. In addition, outstanding payroll checks of $1,161 and $1,192 as of December 31, 2005 and 2004, respectively, were included in “Accrued wages and other compensation” on the Company’s Consolidated Balance Sheets.
6. Inventories
Inventories are stated at the lower of cost or market. The last-in, first-out (“LIFO”) method was used to determine costs of approximately 23% of total inventories at both December 31, 2005 and 2004. The remaining inventories are determined on the first-in, first-out (“FIFO”) method.
If the FIFO method of accounting had been used for all inventories, total inventory would have been higher by $11,568 and $10,701 at December 31, 2005 and 2004, respectively.
7. Property, Plant and Equipment
Plant assets represent the original cost of land, buildings and equipment, less depreciation, computed under the straight-line method over the estimated useful life of the asset, and are reviewed for impairment whenever events indicate the carrying value may not be recoverable.
Equipment lives generally range from 3 to 11 years, and buildings from 15 to 40 years.
Timber resources are stated at cost. Depletion is charged to operations based on the estimated number of units of timber cut during the year.
Depreciation and depletion expense amounted to $155,412 in 2005, $158,212 in 2004 and $148,843 in 2003. Depreciation expense amounted to $9,696 during 2003 for the High Density Film business, which was divested in 2003 and has, therefore, been reclassified as discontinued operations. Details at December 31 are as follows:

	2005	2004

Land	$46,541	$51,041
Timber resources	38,224	37,695
Buildings	388,414	396,083
Machinery and equipment	1,995,737	1,981,331
Construction in progress	68,886	76,428

	2,537,802	2,542,578
Accumulated depreciation and depletion	(1,593,851)	(1,535,283)

Property, plant and equipment, net	$943,951	$1,007,295

During 2005, the Company recorded an impairment charge of approximately $3,000 associated with its Tubes and Cores/Paper segment in Asia.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
Estimated costs for completion of authorized capital additions under construction totaled approximately $58,338 at December 31, 2005.
The Company has certain properties and equipment that are leased under noncancelable operating leases. Future minimum rentals under noncancelable operating leases with terms of more than one year are as follows: 2006 – $31,300; 2007 – $26,000; 2008 – $19,200; 2009 – $15,400; 2010 – $11,000; and thereafter – $29,700. Total rental expense under operating leases was approximately $41,900 in 2005, $35,600 in 2004 and $34,000 in 2003.
Research and development costs are charged to expense as incurred and include salaries and other various expenses. Research and development costs included as “Selling, general and administrative expenses” on the Company’s Consolidated Statements of Income charged to the expense were $14,668 in 2005, $15,404 in 2004 and $14,225 in 2003.
8. Goodwill and Other Intangible Assets
Goodwill
The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142 ‘Goodwill and Other Intangible Assets’ (“FAS 142”). Under FAS 142, purchased goodwill and intangible assets with indefinite lives are not amortized. The Company evaluates its goodwill for impairment at least annually and more frequently if indicators of impairment are present. The Company completed its annual goodwill impairment testing required by FAS 142 during the third quarters of 2005, 2004 and 2003. In performing the impairment test, the Company uses discounted future cash flows to determine fair value of assets of each reporting unit, which is then compared to the carrying value of these assets. If, after completing this test, certain reporting units are deemed impaired, further analysis is completed to calculate the impairment charge required. Based on this impairment testing, no adjustment to the recorded goodwill balance was necessary. The evaluation of goodwill impairment that was completed during the third quarter of 2005 used forward-looking projections, which included expected improvement in results at certain reporting units, most notably, the European operations within the Tubes and Cores/Paper segment, to which $66,900 of goodwill is attributed. The assessment of the relevant facts and circumstances is ongoing, and if actual performance in this reporting unit falls significantly short of the projected results, it is reasonably possible that a non-cash impairment charge would be required.
The changes in the carrying amount of goodwill for the year ended December 31, 2005, are as follows:

	Tubes and
	Cores	Consumer	Packaging
	/Paper	Packaging	Services	All Other
	Segment	Segment	Segment	Sonoco	Total

Balance as of January 1, 2005	$183,671	$172,630	$148,268	$65,939	$570,508
Goodwill purchase price adjustments	12,936	(4,015)	16	—	8,937
Goodwill on 2005 acquisitions	1,022	59	—	—	1,081
Other adjustments	(2,686)	—	—	—	(2,686)
Foreign currency translation	(5,308)	1,709	(159)	(179)	(3,937)

Balance as of December 31, 2005	$189,635	$170,383	$148,125	$65,760	$573,903

During 2005, the Company made adjustments to the purchase price allocation related to the Sonoco-Alcore business combination, which was consummated during the fourth quarter of 2004. In conjunction with the finalization of the valuation analysis, the Company reduced the amount of the purchase price that had been

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
allocated to customer lists by $6,048, identified approximately $6,888 of additional purchase price adjustments, related primarily to closing certain plants contributed by Ahlstrom, and adjusted certain assets to fair value. Other adjustments include $1,603 associated with the sale of a business.
Other Intangible Assets
Intangible assets are amortized, usually on a straight-line basis, over their respective useful lives, which generally range from three to fifteen years. The Company evaluates its intangible assets for impairment whenever indicators of impairment exist. The Company has no intangibles with indefinite lives.

	2005	2004

Amortizable intangibles – Gross cost
Patents	$3,378	$3,378
Customer lists	81,026	88,791
Land use rights	6,011	6,011
Supply agreements	5,261	5,261
Other	6,703	6,644

Total gross cost	102,379	110,085

Accumulated amortization
Patents	(3,110)	(2,843)
Customer lists	(14,690)	(8,251)
Land use rights	(2,148)	(2,107)
Supply agreements	(4,619)	(4,444)
Other	(4,775)	(3,650)

Total accumulated amortization	(29,342)	(21,295)

Net amortizable intangibles	$73,037	$88,790

Aggregate amortization expense on intangible assets was $7,662, $5,716 and $4,695 for the years ended December 31, 2005, 2004 and 2003, respectively. Amortization expense on the other intangible assets identified in the table above is expected to approximate $7,400 in 2006, $7,100 in 2007, $6,600 in 2008, $6,200 in 2009 and $6,000 in 2010.
The Company recorded an immaterial amount of identifiable intangibles mainly related to non-compete agreements in connection with 2005 acquisitions. These agreements are being amortized over a five-year period. The Company recorded $49,800 of identifiable intangibles mainly related to customer lists in connection with 2004 acquisitions. This amount was reduced by $6,048 during 2005 in conjunction with the finalization of the valuation analysis for the Sonoco-Alcore business combination. The customer lists acquired in 2004 are being amortized over periods ranging from 15 to 20 years. For further information on acquisitions, see Note 2.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
9. Debt
Debt at December 31 was as follows:

	2005	2004

Commercial paper, average rate of 3.26% in 2005 and 1.40% in 2004	$30,000	$180,000
6.75% debentures due November 2010	99,912	99,898
6.5% debentures due November 2013	249,092	250,879
5.625% debentures due November 2016	149,250	157,014
9.2% debentures due August 2021	41,305	41,305
6.125% IRBs due June 2025	34,674	34,650
6.0% IRBs due April 2026	34,360	34,329
Foreign denominated debt, average rate of 8.3% in 2005 and 8.5% in 2004	124,937	93,640
Other notes	18,075	15,246

Total debt	781,605	906,961
Less current portion and short-term notes	124,530	93,754

Long-term debt	$657,075	$813,207

The Company currently operates a commercial paper program totaling $350,000, and has fully committed bank lines of credit supporting the program by a like amount. In July 2004, the Company entered into a new five-year, $350,000 credit agreement that also provides the Company with the option to increase its credit line to $450,000 subject to the concurrence of its lenders. The Company intends to indefinitely maintain line of credit agreements fully supporting its commercial paper program. The five-year term on the new line of credit allows commercial paper borrowings up to the maximum amount of the line of credit to be classified as long-term debt. The amount of the Company’s outstanding commercial paper at December 31, 2005 and 2004 was $30,000 and $180,000, respectively.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires that net worth at the end of each fiscal quarter be greater than $883,000, increased by 25% of net income after March 28, 2004, and decreased by stock purchases after July 7, 2004. As of December 31, 2005, the Company was approximately $312,000 above the minimum level required under this covenant. The Company’s current backstop credit line excludes from the above net worth covenant any charge to shareholders’ equity arising from minimum pension liability adjustments for its U.S. defined benefit pension plan. No such charge existed for the Company’s U.S. defined benefit pension plan at December 31, 2005, 2004 or 2003.
The 6.125% IRBs and the 6.0% IRBs are collateralized by property, plant and equipment at several locations.
The Company had committed availability under unused short-term lines of credit in the amount of approximately $140,704 at December 31, 2005. These short-term lines of credit are for general Company purposes, with interest at mutually agreed-upon rates.
The approximate principal requirements of debt maturing in the next five years are: 2006 – $124,530; 2007 – $3,200; 2008 – $1,300; 2009 – $1,600 and 2010 – $102,000.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
10. Financial Instruments
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments where the carrying amount differs from the fair value.

	December 31, 2005		December 31, 2004
	Carrying	Fair	Carrying	Fair
	Amount of	Value of	Amount of	Value of
	Liability	Liability[1]	Liability	Liability[2]

Long-term debt	$657,075	$705,989	$813,207	$880,223

[1]	The fair value of long-term debt at December 31, 2005, does not include the impact of interest-rate swaps. The fair value of long-term debt is $692,489, when the impact of interest rate swaps is included.

[2]	The fair value of long-term debt at December 31, 2004, does not include the impact of interest-rate swaps. The fair value of long-term debt is $861,430, when the impact of interest-rate swaps is included.
The carrying value of cash and cash equivalents, short-term debt and long-term variable-rate debt approximates fair value. The fair value of long-term debt is based on quoted market prices or is determined by discounting future cash flows using interest rates available to the Company for issues with similar terms and average maturities.
The Company records derivatives based on Statement of Financial Accounting Standards No. 133, ‘Accounting for Derivative Instruments and Hedging Activities’ (“FAS 133”), and related amendments. This Statement requires that all derivatives be recognized as assets or liabilities in the balance sheet and measured at fair value. Changes in the fair value of derivatives are recognized in either net income or in other comprehensive income, depending on the designated purpose of the derivative.
The Company uses derivatives from time to time to partially mitigate the effect of raw material and energy cost fluctuations, exposure to foreign currency fluctuations and exposure to interest rate movements. The Company purchases commodities such as recovered paper, metal and energy generally at market or fixed prices that are established with the vendor as part of the purchase process for quantities expected to be consumed in the ordinary course of business. The Company may enter into commodity futures or swaps to reduce the effect of price fluctuation. In addition, the Company may use foreign currency forward contracts and other risk management instruments to manage exposure to changes in foreign currency cash flows and the translation of monetary assets and liabilities on the Company’s Consolidated Financial Statements. The Company is exposed to interest rate fluctuations as a result of using debt as a source of financing for its operations. When necessary, the Company uses traditional, unleveraged interest rate swaps to manage its mix of fixed and variable rate debt to maintain its exposure to interest rate movements within established ranges. The Company uses published market prices or estimated values based on current price quotes and a discounted cash flow model to estimate the fair market value of the derivatives.
All interest-rate swaps qualified as fair value hedges, under which fixed interest rates are swapped for floating rates. In January 2004, the Company entered into an agreement to swap the interest rate from fixed to floating on $100,000 of its $250,000 6.5% notes maturing in 2013. During June 2004, the Company entered into an agreement to swap the interest rates from fixed to floating on all of its newly issued $150,000 of 5.625% notes maturing in 2016. The fair market value of these interest rate swaps was an unfavorable position of $1,098 and a favorable position of $4,483, respectively, at December 31, 2005, and was reflected in “Other Liabilities” and “Other Assets,” respectively, on the Company’s Consolidated Balance Sheets in accordance with FAS 133.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
In 2005, the Company entered into certain cash flow hedges to mitigate exposure to commodity and foreign exchange risks in 2005 through June 2008. The fair market value of these derivatives as of December 31, 2005, was $11,181 on a tax-adjusted basis, and will be reclassified to earnings in the same periods that the forecast purchases or payments affect earnings. Based on the current amount of the derivative gain in other comprehensive income, $6,721 after tax would be reclassified to income in 2006. As a result of the high correlation between the hedged instruments and the underlying transactions, ineffectiveness did not have a material impact on the Company’s Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003.
11. Stock Plans
Stock Option Plans
The Company has stock option plans under which common shares are reserved for sale to certain employees and nonemployee directors. The exercise price of options granted under the plans is the market value of the shares at the date of grant. Options are generally exercisable one year after the date of grant and expire 10 years after the date of grant, although options granted in 2005 vested immediately. There were 4,476,838 shares reserved for future grants at December 31, 2005.
A summary of the status of the Company’s stock option plans is presented below:

		Weighted-
	Option	average Exercise
	Shares	Price

2003
Outstanding at beginning of year	10,875,626	$25.12
Granted	1,419,694	$21.19
Exercised	(438,470)	$20.96
Canceled	(518,209)	$24.59
Outstanding at end of year	11,338,641	$24.81
Options exercisable at end of year	9,943,286	$25.32

2004
Granted	1,085,817	$24.08
Exercised	(1,579,386)	$20.95
Canceled	(1,091,928)	$29.16
Outstanding at end of year	9,753,144	$24.87
Options exercisable at end of year	8,700,656	$24.97

2005
Granted	1,140,648	$27.26
Exercised	(1,469,431)	$23.75
Canceled	(51,056)	$26.41
Outstanding at end of year	9,373,305	$25.33
Options exercisable at end of year	9,373,305	$25.33

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
The weighted-average fair value of options granted was $5.42, $4.97 and $4.85 in 2005, 2004 and 2003, respectively. The fair value of each option grant is estimated on the date of the grant using the binomial option-pricing model with the following assumptions:

	2005	2004	2003

Expected dividend yield	3.5%	3.6%	3.6%
Expected stock price volatility	26.2%	27.4%	31.8%
Risk-free interest rate	3.7%	3.2%	3.0%
Expected life of options	4.5 years	4.5 years	4.5 years

The following tables summarize information about stock options outstanding and stock options exercisable at December 31, 2005:

	Options Outstanding
		Weighted-	Weighted-
		average	average
Range of	Number	Remaining	Exercise
Exercise Prices	Outstanding	Contractual Life	Price

$17.25 - $23.80	3,238,329	5.5 years	$21.75
$23.83 - $26.81	2,963,137	5.2 years	$24.51
$27.31 - $37.10	3,171,839	4.8 years	$29.74
$17.25 - $37.10	9,373,305	5.2 years	$25.33

	Options Exercisable
Range of	Number	Weighted-average
Exercise Prices	Outstanding	Exercise Price

$17.25 — $23.80	3,238,329	$21.75
$23.83 — $26.81	2,963,137	$24.51
$27.31 — $37.10	3,171,839	$29.74
$17.25 — $37.10	9,373,305	$25.33

Performance-based Stock Plans
As of December 31, 2005 and 2004, the Company had granted awards in the form of contingent-share units to certain of its executives and other members of its management team. These awards vest over five years with accelerated vesting of three years if performance targets are met. The performance vesting of the awards, which can range from 161,388 to 484,162 shares, is tied to growth in earnings and improved capital effectiveness over a three-year period. The 2004 awards are tied to performance targets through fiscal year 2006, and can range from 76,338 to 229,012 shares. The 2005 awards are tied to performance targets through fiscal year 2007, and can range from 85,050 to 255,150 shares. The Company’s 2003 performance plan completed its three-year performance cycle on December 31, 2005, and participants to whom awards had previously been granted earned 99,005 shares of common stock based on meeting performance goals set by the plan. These shares will be issued during the first quarter of 2006. Non-cash stock based compensation associated with these performance-based plans totaled $3,198, $4,254 and $460 pretax for 2005, 2004 and 2003, respectively.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
Restricted Stock Plan
Since 1994, the Company has granted one-time awards of contingent shares units to certain of the Company’s executives. These awards vest over a five-year period with one-third vesting on the third, fourth and fifth anniversaries of the grant. An executive must be actively employed by the Company on the vesting date for shares to be issued. Once vested, these awards do not expire. As of December 31, 2005, a total of 482,804 contingent shares granted under this plan remained outstanding, 406,995 of which are vested. Non-cash stock based compensation associated with these restricted stock plans totaled $1,356, $890 and $930 pretax for 2005, 2004 and 2003, respectively.
As permitted by Statement of Financial Accounting Standards No. 123, ‘Accounting for Stock-Based Compensation’ (“FAS 123”), the Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ‘Accounting for Stock Issued to Employees,’ and its related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for performance stock options is recognized over the vesting period and is recorded based on the quoted market price of the Company’s stock at the end of the period.
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.

	2005	2004	2003

Net income, as reported	$161,877	$151,229	$138,949
Add: Stock-based employee compensation cost, net of related tax effects included in net income, as reported	3,078	3,430	869
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,647)	(6,355)	(5,889)

Pro forma net income	$157,308	$148,304	$133,929
Earnings per share:
Basic – as reported	$1.63	$1.54	$1.44
Basic – pro forma	$1.58	$1.51	$1.38
Diluted – as reported	$1.61	$1.53	$1.43
Diluted – pro forma	$1.57	$1.50	$1.38

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
12. Employee Benefit Plans
Retirement Plans and Retiree Health and Life Insurance Plans
The Company provides non-contributory defined benefit pension plans for a majority of its employees in the United States, and certain of its employees in Mexico and Belgium. Effective December 31, 2003, the Company froze participation for newly hired salaried and non-union hourly U.S. employees in its traditional defined benefit pension plan. The Company adopted a defined contribution plan, the Sonoco Investment and Retirement Plan, which covers its U.S. employees hired on or after January 1, 2004. The Company also sponsors contributory pension plans covering the majority of its employees in the United Kingdom, Canada and the Netherlands.
The Company also provides postretirement healthcare and life insurance benefits to the majority of its retirees and their eligible dependents in the United States and Canada. In the fourth quarter of 2005, the Company announced changes in eligibility for retiree medical benefits effective January 1, 2006 for its U.S. plan. These changes included the elimination of a Company subsidy toward the cost of retiree medical benefits if certain age and service requirements were not met, as well as the elimination of Company-provided prescription drug benefits for the majority of its retired and active employees. In 2005, these changes resulted in an overall reduction in the accumulated postretirement benefit obligation of $38,132, which will be amortized over a period of 4.6 years.
The Company uses a December 31 measurement date for all its plans with the exception of its pension plan in the United Kingdom, which uses a September 30 measurement date.
The components of net periodic benefit cost include the following:

	2005	2004	2003

Retirement Plans
Service cost	$25,994	$22,880	$20,209
Interest cost	60,489	57,953	51,767
Expected return on plan assets	(72,316)	(65,967)	(55,290)
Amortization of net translation (asset) obligation	575	615	576
Amortization of prior service cost	1,770	1,558	1,665
Amortization of net actuarial loss	22,705	21,153	22,223
Special termination benefit cost	203	198	10,234
Other	—	—	70
Effect of curtailment loss	—	—	611

Net periodic benefit cost	$39,420	$38,390	$52,065

	2005	2004	2003

Retiree Health and Life Insurance Plans
Service cost	$3,487	$3,608	$4,360
Interest cost	7,097	8,431	11,558
Expected return on plan assets	(2,881)	(3,543)	(3,650)
Amortization of prior service cost	(7,679)	(6,160)	(6,581)
Amortization of net actuarial loss	4,896	5,031	9,026
Special termination benefit gain	—	—	(1,096)
Effect of curtailment gain	(1,344)	—	—

Net periodic benefit cost	$3,576	$7,367	$13,617

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
The following tables set forth the Plans’ obligations and assets at December 31:

			Retiree Health and
	Retirement Plans		Life Insurance Plans
	2005	2004	2005	2004

Change in Benefit Obligation
Benefit obligation at January 1	$1,080,525	$911,083	$146,764	$186,363
Service cost	25,994	22,880	3,487	3,608
Interest cost	60,489	57,953	7,097	8,431
Plan participant contributions	1,557	1,332	4,586	3,558
Plan amendments	4,082	715	(38,132)	—
Actuarial loss (gain)	96,078	110,923	(2,396)	(36,261)
Benefits paid	(53,255)	(53,031)	(19,251)	(18,982)
Impact of foreign exchange rates	(19,869)	19,574	58	47
Special termination benefit cost	203	198	—	—
Effect of curtailment	—	—	—	—
Other	579	8,898	—	—

Benefit obligation at December 31	$1,196,383	$1,080,525	$102,213	$146,764

Change in Plan Assets
Fair value of plan assets at January 1	$893,384	$790,470	$42,347	$50,081
Actual return on plan assets	75,435	94,969	2,270	5,238
Company contributions	82,163	39,975	2,930	2,704
Plan participant contributions	1,557	1,332	4,586	3,558
Benefits paid	(53,255)	(53,031)	(19,251)	(18,982)
Impact of foreign exchange rates	(14,093)	13,721	—	—
Expenses paid	(4,245)	(3,104)	(177)	(252)
Other	496	9,052	—	—

Fair value of plan assets at December 31	$981,442	$893,384	$32,705	$42,347

Reconciliation of Funded Status, December 31
Funded status of plan	$(214,941)	$(187,565)	$(69,508)	$(104,417)
Unrecognized net actuarial loss	439,287	372,669	57,560	64,127
Unrecognized prior service cost	9,356	7,048	(37,917)	(8,782)
Unrecognized net transition obligation	5,627	5,914	—	—

Net amount recognized	$239,329	$198,066	$(49,865)	$(49,072)

	Retirement Plans
	2005	2004

Total Recognized Amounts in the Consolidated Balance Sheets
Prepaid benefit cost	$281,904	$237,200
Accrued benefit liability	(133,545)	(129,555)
Intangible asset	6,486	5,228
Accumulated other comprehensive loss	84,484	85,193

Net amount recognized	$239,329	$198,066

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
The accumulated benefit obligation for all defined benefit plans was $1,099,747 and $1,010,596 at December 31, 2005 and 2004, respectively.
The projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”) and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were, $375,655, $348,384 and $216,841, respectively, as of December 31, 2005, and $344,355, $329,740 and $200,458, respectively, as of December 31, 2004. As of December 31, 2005, the ABO of the Company’s U. S. qualified pension plan was fully funded.
The following table sets forth the Company’s projected benefit payments for the next ten years:

		Retiree Health and
Year	Retirement Plans	Life Insurance Plans

2006	$51,214	$10,347
2007	52,492	10,069
2008	54,459	9,561
2009	55,662	9,472
2010	58,230	9,404
2011-2015	334,398	44,840
Assumptions
The following tables set forth the major actuarial assumptions used in determining the PBO, ABO and net periodic cost.

Weighted-average assumptions used to
determine benefit obligations at December 31	U.S.	Foreign Plans

Retirement Plans and Retiree Health and Life Insurance Plans:
Discount Rate
2005	5.50%	4.00-5.25%
2004	5.75%	4.50-6.25%
Rate of Compensation Increase
2005	4.80%	3.00-5.50%
2004	4.60%	1.50-4.00%

Weighted-average assumptions used to determine
net periodic benefit cost for years ended December 31	U.S.	Foreign Plans

Retirement Plans and Retiree Health and Life Insurance Plans:
Discount Rate
2005	5.75%	4.25-6.00%
2004	6.25%	5.00-6.50%
2003	6.75%	5.00-7.00%
Expected Long-term Rate of Return
2005	8.50%	3.75-8.00%
2004	8.50%	4.00-8.00%
2003	8.75%	5.50-8.50%
Rate of Compensation Increase
2005	4.60%	3.00-5.50%
2004	4.60%	1.50-4.00%
2003	4.60%	1.50-5.00%

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
The expected long-term rate of return assumption is based on the Company’s current and expected future portfolio mix by asset class, and expected nominal returns of these asset classes.
The Company sets its annual discount rate for the various Plans after analyzing the year-over-year change in published benchmark rates (e.g. Moody’s AA Bond Rate). In setting these rates, the Company also uses yield curve models in order to validate the appropriateness of the discount rates selected for each of the plans.
A new mortality table assumption was adopted by the Company for the measurement of the December 31, 2005, benefit obligations, moving from the 1983 GAM mortality table to the RP-2000 CH table. This change in mortality table increased pension liabilities by approximately 2%.
Medical Trends
The U.S. Retiree Health and Life Insurance Plan makes up 97% of the Retiree Health liability. Therefore, the following information relates to the U.S. plan only.

Healthcare Cost Trend Rate

2005	13.30%
2004	10.0%

Ultimate Trend Rate

2005	6.0%
2004	6.0%

Year at which the Rate Reaches the Ultimate Trend Rate

2005	2014
2004	2008
Increasing the assumed trend rate for healthcare costs by one percentage point would increase the accumulated postretirement benefit obligation (the “APBO”) and total service and interest cost component approximately $2,369 and $174, respectively. Decreasing the assumed trend rate for healthcare costs by one percentage point would decrease the APBO and total service and interest cost component approximately $2,094 and $152, respectively. Based on amendments to the U.S. plan approved in 1999, which became effective in 2003, cost increases borne by the Company are limited to the Urban CPI, as defined.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
Retirement Plan Assets
The following table sets forth the weighted-average asset allocations of the Company’s retirement plans at December 31, 2005 and 2004, by asset category.

Asset Category	U.S.	U.K.	Canada

Equity securities
2005	56.0%	74.0%	62.6%
2004	66.6%	71.4%	59.9%
Debt securities
2005	25.7%	20.7%	37.4%
2004	28.1%	22.8%	40.1%
Alternative
2005	10.2%	4.4%	0.0%
2004	5.3%	4.4%	0.0%
Cash
2005[1]	8.1%	0.9%	0.0%
2004	0.0%	1.4%	0.0%

Total
2005	100.0%	100.0%	100.0%
2004	100.0%	100.0%	100.0%

[1]	A contribution of $63,000 made to the U.S. Defined Benefit Pension Plan in late December 2005 is included in cash.
The Company employs a total-return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Alternative assets such as real estate, private equity and hedge funds may be used judiciously to enhance long-term returns while improving portfolio diversification. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies.
U.S. Defined Benefit Plan
The equity investments are invested in U.S. and non-U.S. stocks, and further diversified in small and large capitalizations. The current target allocation for the investment portfolio is Equity Securities – 60%, Debt Securities – 30%, Alternative – 10% and Cash – 0%.
U.K. Plan
The equity investments are diversified across domestic and international stocks of small and large capitalizations. The current target allocation (midpoint) for the investment portfolio is Equity Securities – 72%, Debt Securities – 22%, Alternative – 5% and Cash – 1%.
Canadian Plan
The equity investments are diversified across domestic and international stocks of primarily large capitalizations. The current target allocation (midpoint) for the investment portfolio is Equity Securities – 50%, Debt Securities – 50%, Alternative – 0% and Cash – 0%.
Retiree Health and Life Insurance Plan Assets
The following table sets forth the weighted-average asset allocations of the Company’s retiree health and

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
life insurance plans at December 31, 2005 and 2004, by asset category. As mentioned previously, the U.S. Retiree Health and Life Insurance Plan makes up 97% of the Retiree Health liability. Therefore, the following information relates to the U.S. Plan only.

Asset Category

Equity securities
2005	54.8%
2004	63.1%
Debt securities
2005	30.4%
2004	31.2%
Alternative
2005	6.9%
2004	3.9%
Cash
2005	7.9%
2004	1.8%

Total
2005	100.0%
2004	100.0%

Contributions
The Company estimates that it will make minimal voluntary contributions to its defined-benefit retirement and retiree health and life insurance plans in 2006.
Medicare Prescription Drug, Improvement and Modernization Act of 2003
In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 106-2, ‘Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003’ (“FSP 106-2”), which requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit costs to reflect the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). FSP 106-2 was effective for interim or annual reporting periods beginning after June 15, 2004. The Company adopted and retroactively applied FSP 106-2 as of the effective date. In response to the Company’s reflection of the Act and the adoption of FSP 106-2, the accumulated postretirement benefit obligation was reduced by $48,940 and net periodic benefit costs were reduced by $9,080 in 2004. The reduction in obligation directly related to the subsidy was $3,942 and $28,655 in 2005 and 2004 respectively.
The projected subsidy as of December 31, 2005 was substantially less than the projected subsidy as of December 31, 2004 because the Company changed the eligibility for retiree medical benefits during 2005. As part of these changes, prescription drug benefits for Medicare-eligible retirees were eliminated for those employees who retired after 1981 and for all future retirees, thereby significantly reducing the projected subsidy.
The following table sets forth the Company’s projected subsidy from the government for the next ten years:

Projected
Year	Subsidy

2006	$188
2007	198
2008	206
2009	213
2010	218
2011-2015	1,181

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
Sonoco Savings Plan
The Company sponsors the Sonoco Savings Plan for its U.S. employees, a defined contribution retirement plan. Beginning in 2002, the Company adopted the IRS “Safe Harbor” matching contributions and vesting provisions which provide 100% Company matching on the first 3% of pretax contributions, 50% Company matching on the next 2% of pretax contributions and 100% immediate vesting. The plan also provides for participant contributions of 1% to 30% of gross pay beginning in 2004. For 2003 and 2002, the plan provided that all eligible employees could contribute 1% to 20% of their gross pay. The Company’s expenses related to the plan for 2005, 2004 and 2003 were approximately $13,000, $11,000 and $12,000, respectively.
Sonoco Investment and Retirement Plan
The Company also sponsors the Sonoco Investment and Retirement Plan, a defined contribution pension plan, for its salaried and non-union U.S. employees who were hired on or after January 1, 2004, the Plan’s effective date. The Company makes an annual contribution of 4% of all eligible pay plus 4% of eligible pay in excess of the Social Security wage base to eligible participant accounts. The first such contribution was made in January 2005, in the amount of $35, for those participants eligible to participate in the plan during 2004, and the 2005 expense was $414. Participants are fully vested after five years of service or upon reaching age fifty-five, if earlier.
13. Income Taxes
The Company provides for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting requirements and tax laws. Assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
The provision for taxes on income for the years ended December 31 consists of the following:

	2005	2004	2003

Pretax income
Domestic	$185,089	$151,707	$157,889
Foreign	46,037	45,635	31,317

Total pretax income	$231,126	$197,342	$189,206

Current
Federal	$85,047	$30,427	$26,831
State	4,311	199	2,682
Foreign	19,538	22,922	17,109

Total current	$108,896	$53,548	$46,622

Deferred
Federal	$(27,110)	$5,971	$9,644
State	4,116	1,995	1,813
Foreign	(1,728)	(2,656)	(282)

Total deferred	$(24,722)	$5,310	$11,175

Total taxes	$84,174	$58,858	$57,797

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
Deferred tax liabilities (assets) are comprised of the following at December 31:

	2005	2004

Depreciation	$100,623	$123,874
Employee benefits	116,090	107,380
Other	10,516	10,524

Gross deferred tax liabilities	227,229	241,778

Retiree health benefits	(26,429)	(21,345)
Foreign loss carryforwards	(39,023)	(36,617)
Capital loss carryforwards	(4,448)	(7,176)
Employee benefits	(45,659)	(44,528)
Accrued liabilities and other	(33,785)	(32,037)

Gross deferred tax assets	(149,344)	(141,703)

Valuation allowance on deferred tax assets	43,022	43,192

Total deferred taxes, net	$120,907	$143,267

The net decrease in the valuation allowance in 2005 for deferred tax assets of $170 is due to an increase of net operating and capital losses of foreign subsidiaries of $1,778, for which tax benefit has not been recognized, offset by a decrease of $1,948 related to loss carryforwards and other deferred tax assets for which a valuation allowance was no longer required.
Approximately $131,799 of foreign subsidiary loss carryforwards remain at December 31, 2005. Their use is limited to future taxable earnings of the respective foreign subsidiaries. Of these loss carryforwards, approximately $97,756 has no expiration date. The remaining loss carryforwards expire at various dates in the future. Approximately $5,498 of state loss carryforwards and $3,634 of state credit carryforwards remain at December 31, 2005. The loss and credit carryforwards expire at various dates in the future.
A reconciliation of the U.S. federal statutory tax rate to the actual consolidated tax expense is as follows:

	2005		2004		2003

Statutory tax rate	$80,894	35.0%	$69,070	35.0%	$66,222	35.0%
State income taxes, net of federal tax benefit	1,204	.5	1,425	0.7	3,085	1.6
Repatriation	9,891	4.3	—	—	—	—
Valuation allowance	5,001	2.2	7,777	3.9	(8,790)	(4.6)
IRS examination	—	—	(9,261)	(4.7)	—	—
Other, net	(12,816)	(5.6)	(10,153)	(5.1)	(2,720)	(1.5)

Total taxes	$84,174	36.4%	$58,858	29.8%	$57,797	30.5%

Undistributed earnings of international subsidiaries totaled $71,705 at December 31, 2005. Deferred taxes have not been provided on the undistributed earnings, as the Company considers these amounts to be indefinitely reinvested to finance international growth and expansion. If such amounts were remitted, loaned to the Company or the stock in the foreign subsidiaries sold, these earnings could become subject to tax.
During 2005, the Company repatriated $124,658 from foreign subsidiaries under the provisions of the American Jobs Creation Act of 2004 (“AJCA”). Under this temporary incentive, a portion of the

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
repatriated funds qualified for an 85% dividends-received deduction. The Company has accrued the U.S. federal and state taxes due on the repatriated funds of $10,074. During 2004, the IRS closed its examination of the Company’s tax returns for years 1999 through 2001, which resulted in the reversal of previously accrued taxes totaling approximately $9,261. The Company has resolved all issues with the IRS for all years through 2001. The Company believes that it has made adequate provision for income taxes with respect to open years.
14. Commitments and Contingencies
Contingencies
The Company is a party to various legal proceedings incidental to its business, and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. The Company also faces exposure from actual or potential claims and legal proceedings. The Company cannot currently determine the final outcome of the proceedings described below or the ultimate amount of potential losses. Pursuant to Statement of Financial Accounting Standards No. 5, ‘Accounting for Contingencies’ (“FAS 5”), management records accruals for estimated losses at the time that information becomes available indicating that losses are probable and that the amounts can be reasonably estimated. Accrued amounts are not discounted. Although the level of future expenditures for legal and environmental matters is impossible to determine with any degree of probability, it is management’s opinion that such costs, when finally determined, will not have a material adverse effect on the consolidated financial position of the Company.
Environmental Matters
During the fourth quarter of 2005, the United States Environmental Protection Agency (“EPA”) notified Sonoco U.S. Mills, Inc. (“U.S. Mills”), a wholly-owned subsidiary of the Company, that U.S. Mills and another party would be jointly held responsible to undertake a program to remove and dispose of certain PCB contaminated sediments at a particular site on the lower Fox River in Wisconsin. U.S. Mills and the other party have reached agreement that each would fund 50% of the costs of remediation, which is currently estimated to be between $25,000 and $30,000 for the project as a whole. Although project implementation will begin shortly, most of the project cost is expected to be incurred in 2007. Although the agreement reached does not acknowledge responsibility or prevent the other party from seeking reimbursement from any other parties (including each other), the Company has accrued $12,500 as an estimate of the portion of costs that U.S. Mills expects to fund under the current agreement. This charge is included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income. The actual costs associated with cleanup of this particular site are dependent upon many factors and it is reasonably possible that remediation costs could be higher than the current estimate of project costs. The Company acquired U.S. Mills in 2001, and the alleged contamination predates the acquisition. Based on information currently known to the Company, it does not appear that U.S. Mills is responsible for the alleged contamination. Some, or all, of any costs incurred may be covered by insurance, or be subject to recoupment from other parties, but no amounts have been recognized in the financial statements for such recovery.
The Company has also been named as a potentially responsible party at several other environmentally contaminated sites not owned by the Company. These regulatory actions (including those described in the prior paragraph) and a small number of private-party lawsuits represent the Company’s largest potential environmental liabilities. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing agreements with other potentially responsible parties with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
appears that final resolution of some of the sites is years away. Accordingly, the ultimate cost to the Company with respect to such sites cannot be determined.
As of December 31, 2005 and 2004, the Company had accrued $16,789 (which includes $12,500 for U.S. Mills) and $4,440, respectively, related to environmental contingencies. Actual costs to be incurred for these environmental matters in future periods may vary from current estimates because of the inherent uncertainties in evaluating environmental exposures.
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
Commitments
In December 2003, the Company entered into an agreement with the majority shareholders of Demolli Industria Cartaria S.p.A., an Italy-based manufacturer of paperboard and tubes and cores that is 25% owned by the Company and reported as an equity method investment. This agreement allows the majority shareholder to require (through a put option arrangement) the Company to buy the shares not currently owned by the Company at any time between the date of the agreement and December 2006. The agreement also gives the Company the right to purchase the shares (through a call option arrangement) any time after December 2006 through December 2009. The price of the share purchase will be determined by a preset formula, which the Company believes approximates fair value, related to an earnings multiple at the time such shares might be put or called. The Company is in discussion with the majority shareholders of Demolli Industria Cartaria S.p.A to potentially extend the terms (both the put and the call) of this agreement.
In November 2004, and in conjunction with the Sonoco-Alcore joint venture, the Company entered into an agreement with Ahlstrom, the minority shareholder of Sonoco-Alcore. This agreement states that, following a two and one-half year standstill period, subject to certain conditions, Ahlstrom shall have the right over the following three and one-half years to require (through a put option arrangement) the Company to purchase its shares in Sonoco-Alcore. During the seventh year, the Company will have the right to purchase the shares (through a call option arrangement). The price of the share purchase will be determined by a preset formula, which the Company believes approximates fair value, related to an earnings multiple at the time such shares might be put or called.
As of December 31, 2005, the Company had long-term obligations to purchase electricity and steam, which it uses in its production processes. The purchase contracts require the Company to make total payments of approximately $148,432 through 2018.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
15. Shareholders’ Equity
Stock Repurchases
In 2001, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 5,000,000 shares of the Company’s common stock, in addition to approximately 290,000 shares that were authorized for repurchase prior to 2001. Therefore, the Company had authorizations to repurchase approximately 5,290,000 shares of common stock as of December 31, 2005. In December 2005, the Company announced its intention to repurchase between 2,000,000 and 2,500,000 of its outstanding common stock during the first quarter of 2006.
Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	2005	2004	2003

Numerator:
Net income	$161,877	$151,229	$138,949
Denominator:
Average common shares outstanding	99,336,000	98,018,000	96,819,000
Dilutive effect of stock based compensation	1,082,000	929,000	310,000

Diluted outstanding shares	100,418,000	98,947,000	97,129,000
Net income per common share
Basic	$1.63	$1.54	$1.44
Diluted	$1.61	$1.53	$1.43

The Company declared dividends totaling $.91 and $.87 per share in 2005 and 2004, respectively.
Stock options to purchase approximately 1,147,000, 2,192,000 and 7,876,000 shares for 2005, 2004 and 2003, respectively, were not dilutive and, therefore, were not included in the computations of diluted income per common share amounts. These options may become dilutive in future periods if the market price of the Company’s common stock appreciates. No adjustments were made to reported net income in the computation of earnings per share.
The number of prior years’ common shares outstanding on the Consolidated Statements of Changes in Shareholders’ Equity has been restated to exclude outstanding, vested, contingent shares units awarded pursuant to the Restricted Stock Plan. These units have, however, been included in both basic and diluted common shares outstanding, and the related calculation of net income per common share, for all periods presented. These share units totaled 406, 293, and 248 for 2005, 2004 and 2003, respectively

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
16. Financial Reporting for Business Segments
The Company identifies its reportable segments in accordance with Statement of Financial Accounting Standards No. 131, ‘Disclosures about Segments of an Enterprise and Related Information’ (“FAS 131”), by evaluating the level of detail reviewed by the Chief Operating Decision Maker, gross profit margins, nature of products sold, nature of the production processes, type and class of customer, methods to distribute product and nature of regulatory environment. While all of these factors were reviewed, the Company feels that the most significant factors are the nature of its products, the nature of the production process and the type of customers served.
Effective December 31, 2005, the Company changed the name of the Engineered Carriers and Paper segment to Tubes and Cores/Paper, because the term “tubes and cores” is more generally understood than “engineered carriers” in the marketplace for the primary products offered by the businesses in this segment. There has been no change in the businesses included in this segment.
The Tubes and Cores/Paper segment includes the following products and services: high-performance paper and composite paperboard tubes and cores; fiber-based construction tubes and forms; recycled paperboard; linerboard; and supply-chain packaging services.
The Consumer Packaging segment includes the following products: round and shaped rigid packaging, both composite and plastic; printed flexible packaging; and metal and plastic ends and closures.
The Packaging Services segment provides the following products and services: point-of-purchase displays; packaging fulfillment; contract packing; brand management; and supply chain management.
All Other Sonoco represents the activities and businesses of the Company’s consolidated subsidiaries that do not meet the aggregation criteria outlined in FAS 131, and therefore cannot be combined with other operating segments into a reportable segment. All Other Sonoco includes the following products: wooden, metal and composite reels; molded and extruded plastics; custom-designed protective packaging; and paper amenities such as coasters and glass covers.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
Included in Corporate operating profits are restructuring charges, interest expense and interest income.

Years ended	Tubes and Cores	Consumer	Packaging	All Other
December 31	/Paper	Packaging	Services	Sonoco	Corporate	Consolidated

Total Revenue
2005	$1,569,170	$1,250,916	$456,161	$377,968	$—	$3,654,215
2004	1,470,213	1,134,782	321,251	343,813	—	3,270,059
2003	1,334,223	1,046,525	185,006	295,029	—	2,860,783
Intersegment Sales[1]
2005	$87,113	$3,465	$284	$34,779	$—	$125,641
2004	81,701	2,712	206	30,007	—	114,626
2003	74,391	2,143	386	25,537	—	102,457
Sales to Unaffiliated Customers
2005	$1,482,057	$1,247,451	$455,877	$343,189	$—	$3,528,574
2004	1,388,512	1,132,070	321,045	313,806	—	3,155,433
2003	1,259,832	1,044,382	184,620	269,492	—	2,758,326
Operating Profits[2]
2005	$107,060	$103,505	$44,813	$40,607	$(64,859)	$231,126
2004	113,032	83,111	30,266	31,978	(61,045)	197,342
2003	102,938	78,733	7,935	18,995	(100,268)	108,333
Identifiable Assets[3]
2005	$1,258,166	$738,023	$321,742	$189,369	$474,440	$2,981,740
2004	1,107,223	735,162	320,401	191,975	686,558	3,041,319
2003	1,075,707	683,284	49,191	195,799	516,652	2,520,633
Depreciation, Depletion and Amortization
2005	$83,737	$56,281	$11,994	$11,062	$—	$163,074
2004	85,153	59,413	8,236	11,126	—	163,928
2003	83,647	52,549	3,453	13,040	—	152,689
Capital Expenditures
2005	$62,312	$50,802	$4,913	$11,085	$—	$129,112
2004	59,410	50,686	3,279	6,425	—	119,800
2003	48,612	50,951	5,069	3,785	—	108,417

[1]	Intersegment sales are recorded at a market-related transfer price.

[2]	Corporate 2005, 2004 and 2003 includes restructuring costs of $(16,020), $(14,752) and $(31,413), respectively, associated with the Tubes and Cores/Paper segment; $(4,617), $(5,261) and $(9,469), respectively, associated with the Consumer Packaging segment; $0, $0 and $(335), respectively, associated with the Packaging Services segment; $(600), $(1,018) and $(1,806), respectively, associated with All Other Sonoco; a reversal of previously recorded restructuring charges of $2,049 in 2004 and $(7,033) for 2003, for Corporate related restructuring. Interest expense and interest income are also shown under Corporate.

[3]	Identifiable assets are those assets used by each segment in its operations. Corporate assets consist primarily of cash and cash equivalents, investments in affiliates, headquarters facilities and prepaid expenses.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
Geographic Regions
Sales to unaffiliated customers and long-lived assets by geographic region are as follows:

	2005	2004	2003

Sales to Unaffiliated Customers
United States	$2,303,890	$2,112,248	$1,859,609
Europe	539,918	443,463	392,198
Canada	340,532	315,978	262,826
All other	344,234	283,744	243,693

Total	$3,528,574	$3,155,433	$2,758,326

Long-lived Assets
United States	$1,054,430	$1,090,187	$884,863
Europe	342,601	277,088	187,588
Canada	165,243	164,550	157,587
All other	143,894	130,409	120,886

Total	$1,706,168	$1,662,234	$1,350,924

Sales information from the United States does not include the impact of the High Density Film business, which is classified as discontinued operations.
Sales are attributed to countries/regions based upon the plant location from which products are shipped. Long-lived assets are comprised of property, plant and equipment, goodwill, intangible assets and investment in affiliates (see Notes 7 and 8).
17. Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss, and the changes in accumulated comprehensive loss, net of tax as applicable, for the years ended December 31, 2005 and 2004:

	Foreign	Minimum		Accumulated
	Currency	Pension	Derivative	Other
	Translation	Liability	Financial	Comprehensive
	Adjustments	Adjustments	Instruments	Loss

Balance at December 31, 2003	$(83,906)	$(53,826)	$1,641	$(136,091)
Change during 2004	36,917	(4,479)	498	32,936

Balance at December 31, 2004	(46,989)	(58,305)	2,139	(103,155)
Change during 2005	(12,844)	568	9,042	(3,234)

Balance at December 31, 2005	$(59,833)	$(57,737)	$11,181	$(106,389)

The cumulative tax benefit of the Minimum Pension Liability Adjustments was $26,746 and $26,888 in 2005 and 2004, respectively. Additionally, the tax liability of Derivative Financial Instruments was $6,289 and $1,211 in 2005 and 2004, respectively. The 2005 tax effect on the Minimum Pension Liability Adjustments and Derivative Financial Instruments was $(142) and $(5,078), respectively. The 2004 tax effect on the Minimum Pension Liability Adjustments and Derivative Financial Instruments was $1,576 and $(271), respectively.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
18. New Accounting Pronouncements
During 2005, there were no new accounting policies that had a material impact on the Company.
In May 2004, the FASB issued FASB Staff Position 106-2, ‘Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003’ (“FSP 106-2”), which requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit costs to reflect the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2 was effective for interim or annual reporting periods beginning after June 15, 2004. The Company adopted and retroactively applied FSP 106-2 as of the effective date. See Note 12 for further information about the reduction in net periodic benefit costs.
In December 2004, the FASB issued FASB Staff Position 109-1, ‘Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004’ (“FSP 109-1”). Under the guidance of FSP 109-1, the deduction will be treated as a “special deduction” as described in Statement of Financial Accounting Standards No. 109, ‘Accounting for Income Taxes’ (“FAS 109”). As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return.
In December 2004, the FASB issued FASB Staff Position 109-2, ‘Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004’ (“FSP 109-2”). Under the guidance of FSP 109-2, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on its plan for reinvestment, or repatriation, of foreign earnings for purposes of applying FAS 109. The deduction is subject to a number of limitations. The Company repatriated $124,658 of foreign earnings during 2005, resulting in a tax liability of $10,074.
In December 2004, the FASB issued a revision to Statement of Financial Accounting Standards No. 123, ‘Share-Based Payment’ (“FAS 123R”), which requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. FAS 123R is effective for the Company on January 1, 2006. The Company is planning to use the “modified prospective” transition method, which does not require restating previous periods’ results. No additional compensation expense will be recorded for any vested awards outstanding as of the effective date. The Company did not have any unvested awards that will be affected by FAS 123R outstanding as of the effective date. Based on its current expectations, the Company expects that earnings per diluted share will decrease by approximately $.03 in 2006 and annually thereafter. The historical impact on net income and earnings per share if stock options had been expensed is set forth in
Note 11.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
19. Selected Quarterly Financial Data
The following table sets forth selected quarterly financial data of the Company:

	First	Second	Third	Fourth
(Unaudited)	Quarter	Quarter	Quarter	Quarter

2005
Net sales	$814,438	$878,170	$881,058	$954,908
Gross profit	148,316	160,744	163,392	188,499
Net income[1,2]	36,989	40,176	45,913	38,799

Per common share
Net income — basic	$.37	$.40	$.46	$.39
— diluted	.37	.40	.46	.38
Cash dividends — common	.22	.23	.23	.23
Market price — high	30.24	29.13	28.84	30.64
— low	25.58	25.46	25.79	25.43

2004
Net sales	$695,416	$763,902	$811,117	$884,998
Gross profit	121,582	143,149	153,545	156,514
Net income[3,4]	38,590	36,705	40,940	34,994

Per common share
Net income — basic	$.40	$.37	$.42	$.36
— diluted	.39	.37	.41	.35
Cash dividends — common	.21	.22	.22	.22
Market price — high	25.21	25.99	26.50	29.73
— low	22.92	23.70	24.53	25.12

[1]	Includes restructuring charges of $5,042 ($3,646 after tax), $9,143 ($6,126 after tax), $4,275 ($2,599 after tax) and $2,777 ($1,972 after tax) in the first, second, third and fourth quarter, respectively. The first, second, third and fourth quarters also include income of $528, $536, $140 and $56 after tax, respectively, associated with the allocation of restructuring charges to the minority interest shareholder of Sonoco-Alcore.

[2]	The fourth quarter of 2005 includes $10,074 for additional tax expense associated with the repatriation of $124,658 in foreign earnings under AJCA and a charge of $12,500 ($7,596 after tax) related to an increase in the environmental reserve at a Company subsidiary’s paper operations in Wisconsin.

[3]	Includes restructuring charges of $1,328 ($1,091 after tax), $5,768 ($4,604 after tax), $1,148 ($952 after tax) and $10,738 ($9,507 after tax) in the first, second, third and fourth quarter, respectively. The fourth quarter also includes income of $1,778 ($1,778 after tax) associated with the allocation of restructuring charges to the minority interest shareholder of Sonoco-Alcore.

[4]	The fourth quarter of 2004 includes the correction associated with the misstatement of expenses in the Company’s wholly owned subsidiary in Spain. This correction totaled approximately $9,400, before and after tax, of which $2,200 was related to restructuring charges. Of the remaining $7,200, approximately $1,600 was associated with the first three quarters of 2004, approximately $1,300 was associated with 2003, approximately $300 was associated with 2002 approximately $1,900 was associated with 2001 and the remaining amount of approximately $2,100 was associated with years prior to 2001.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
20. Valuation and Qualifying Accounts

	Column A	Column B - Additions			Column C		Column D
	Balance at	Charged to					Balance
	Beginning	Costs and		Charged to			at End
	of Year	Expenses		Other	Deductions		of Year
2005
Allowance for Doubtful Accounts	$8,286	$3,661	[2]	$(162)[2]	$3,460	[1]	$8,325
LIFO Reserve	$10,701	$867	[3]				$11,568
Valuation Allowance on Deferred Tax Assets	$43,192	$5,001	[5]		$5,171	[2,4]	$43,022
2004
Allowance for Doubtful Accounts	$8,199	$4,186	[2]		$4,099	[1]	$8,286
LIFO Reserve	$10,462	$239	[3]				$10,701
Valuation Allowance on Deferred Tax Assets	$26,941	$7,777	[4]	$8,474 [2,4]			$43,192
2003
Allowance for Doubtful Accounts	$8,335	$5,132	[2]		$5,268	[1]	$8,199
LIFO Reserve	$10,284	$178	[3]				$10,462
Valuation Allowance on Deferred Tax Assets	$35,731	$13,617	[4]		$22,407	[2,4]	$26,941

[1]	Includes amounts written off.

[2]	Includes translation adjustments.

[3]	Includes adjustments based on pricing and inventory levels.

[4]	Includes utilization and expiration of domestic capital loss carryforwards and increases from foreign net operating losses for which no tax benefit can be realized.

[5]	Includes utilization of domestic capital loss carryforwards and increases from foreign net operating losses for which no tax benefit can be realized.
21. Subsequent Events
Stock Appreciation Rights
On January 31, 2006, the Company’s Board of Directors approved the issuance of 760,650 stock appreciation rights (“SARs”) to certain employees and non-employee directors under its shareholder approved Key Employee Stock Plan (the “Plan”).
On February 1, 2006, the Company issued SARs on 249,000 shares of its common stock to executive officers under the Plan. The SARs were granted at the prevailing market price on the date of grant, and will vest one year from the date of the grant.
Performance-based Stock Plans
On February 1, 2006, the Company also issued performance contingent share units to executive officers and other members of management under the Plan. Key provisions of the grants are:
1)	Awards vest in three years if performance targets are met, or in five years otherwise.

2)	The financial performance measures used to determine the amount of share units vested are corporate earnings per share (as adjusted to exclude certain items) and average return on net assets employed (“RONAE”).
In order for a recipient to receive the maximum number of share units under the plan, cumulative corporate earnings per share growth must average 10% a year over the three-year period and RONAE

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
must average between 9.5% to 10.5%, depending on capital invested in acquisitions over the three year period.
If less than the threshold number of share units vest during the three-year performance period, the remaining number of threshold shares will vest in five years from the date of grant, subject to a participant’s continued employment.
For recipients, the threshold number of share units granted under the plan in 2006 is 72,250, and the maximum number of share units granted under the plan in 2006 is 216,750.
Acquisitions
On February 24, 2006, in two separate transactions, the Company acquired a flexible packaging business in the United States and a tube and core manufacturer in Canada for an aggregate cash purchase price of approximately $35,000. These acquisitions will become components of the Consumer Packaging segment and the Tubes and Cores/Paper segment, respectively.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation, of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures, as of the end of the year covered by this Annual Report on Form 10-K, were effective.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, as evidenced by their attestation report, which appears on pages F-1 and F-2 of this Annual Report on Form 10-K, and is incorporated by reference here.
Changes in Internal Control Over Financial Reporting
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
Item 9B. Other Information
Not applicable.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
PART III
Item 10. Directors and Executive Officers of the Registrant
The sections entitled “Election of Directors,” “Information Concerning Directors Whose Terms Continue” and “Section 16(a) Beneficial Ownership Reporting Compliance” as shown on pages 7-11 and page 23, respectively of the Company’s definitive Proxy Statement for the annual meeting of shareholders to be held on April 19, 2006 (the “Proxy Statement”), set forth information with respect to the directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934, and are incorporated herein by reference. Information about executive officers of the Company is set forth under Item 1 of this Annual Report on Form 10-K.
Audit Committee Members – The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The audit committee is comprised of the following members: Thomas E. Whiddon, Chairman, James L. Coker, Pamela L. Davies, Caleb C. Fort, Edgar H. Lawton, III, James M. Micali and Marc D. Oken.
Audit Committee Financial Expert – The Company’s Board of Directors has determined that the Company has at least one “audit committee financial expert,” as that term is defined by Item 401(h) of Regulation S-K promulgated by the Securities and Exchange Commission, serving on its audit committee. The Chairman of the audit committee, Thomas E. Whiddon, meets the terms of the definition and is independent based on the criteria in the New York Stock Exchange Listing Standards. Pursuant to the terms of Item 401(h) of Regulation S-K, a person who is determined to be an “audit committee financial expert” will not be deemed an expert for any purpose as a result of being designated or identified as an “audit committee financial expert” pursuant to Item 401, and such designation or identification does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and Board of Directors in the absence of such designation or identification. Further, the designation or identification of a person as an “audit committee financial expert” pursuant to Item 401 does not affect the duties, obligations or liability of any other member of the audit committee or Board of Directors.
Code of Ethics – The Company has adopted a code of ethics (as defined in Item 406 of Regulation S-K) that applies to its senior executive and senior financial officers. This code of ethics is available through the Company’s Web site, www.sonoco.com, and is available in print to any shareholder who requests it. Any waivers or amendments to the provisions of this code of ethics will be posted to this web site within five business days after the waiver or amendment.
The Company’s Corporate Governance Guidelines, Audit Committee Charter, Governance and Nominating Committee Charter and Compensation Committee Charter are available through the Company’s Web site, www.sonoco.com. This information is available in print to any shareholder who requests it.
Item 11. Executive Compensation
Information with respect to the compensation of directors and certain executive officers as shown on pages 21 and 22 of the Company’s definitive Proxy Statement under the captions “Directors’ Compensation” and “Compensation Committee Interlocks and Insider Participation,” and on pages 34 through 39 under the captions “Summary Compensation Table,” “Long-term Incentive Plans – Awards in Last Fiscal Year,” “Option Exercises in Last Fiscal Year and Fiscal Year-end Option Values,” “Option Grants in Last Fiscal Year,” and “Pension Plan Table,” is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management
Information with respect to the beneficial ownership of the Company’s Common Stock by management and others as shown on page 23 of the Company’s definitive Proxy Statement under the caption “Security

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
Ownership of Certain Beneficial Owners” and on pages 24 and 25 under the caption “Security Ownership of Management” is incorporated herein by reference.
Equity Compensation Plan Information
The following table sets forth aggregated information about all of the Company’s compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance as of December 31, 2005:

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan category	and rights	and rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,780,300	24.27	4,476,838
Equity compensation plans not approved by security holders	—	—	—
Total	9,780,300	24.27	4,476,838
Item 13. Certain Relationships and Related Transactions
The following items contained in the Company’s definitive Proxy Statement are incorporated herein by reference: the sections titled “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” on page 22.
Item 14. Principal Accounting Fees and Services
Information about fees billed by the Company’s principal accountant and pre-approval of audit services as shown on pages 41 and 42 of the Company’s definitive Proxy Statement under the captions “Independent Auditors – Fees Paid to PwC” and “Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Auditors” is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) 1. Financial Statements – The following financial statements are provided on pages F-1 through F-39 of this report:
–	Consolidated Balance Sheets as of December 31, 2005 and 2004

–	Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

–	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003

–	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

–	Notes to Consolidated Financial Statements

–	Report of Independent Registered Public Accounting Firm
2.	Financial Statement Schedules – All schedules are omitted because they are not required, are not applicable or the required information is given in the financial statements or Notes thereto.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

3.	Exhibits

3-1	Articles of Incorporation, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 1999)

3-2	By-Laws, as amended (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2003)

4-1	Indenture, dated as of June 15, 1991, between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

4-2	First Supplemental Indenture, dated as of June 23, 2004, between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 2004)

4-3	Form of Note for 5.625% Notes due 2016 (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

10-1	1991 Sonoco Products Company Key Employee Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002)

10-2	Sonoco Products Company 1996 Non-Employee Directors’ Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2003)

10-3	Sonoco Savings Plan (incorporated by reference to the Registrant’s Form S-8 filed October 28, 2002 (File No. 333-100799))

10-4	Credit Agreement, dated as of July 7, 2004, among Sonoco Products Company, the several lenders from time to time party thereto and Bank of America, N.A., as agent (incorporated by reference to the Registrant’s Form 10-Q for the quarter ending June 27, 2004)

10-5	Deferred Compensation Plan for Corporate Officers of Sonoco Products Company (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002)

10-6	Omnibus Benefit Restoration Plan of Sonoco Products Company (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002)

10-7	Contribution Agreement, dated April 19, 2004, between Registrant and Ahlstrom Corporation (incorporated by reference to the Registrant’s Form 10-Q for the quarter ending June 27, 2004)

10-8	Form of Executive Bonus Life Agreement between the Company and each of the persons who are named executive officers, as defined in Regulation S-K, Item 402(a)(3), and between the Company and certain other executive officers (incorporated by reference to the Registrant’s Form 10-Q for the quarter ending September 26, 2004)

10-9	Form of Executive Bonus Life Agreement between the Company and Charles L. Sullivan, Jr. (incorporated by reference to Registrant’s Form 10-K for the year ending December 31, 2004)

10-10	Adjustment to Supplemental Executive Retirement Plan for Charles L. Sullivan, Jr. (incorporated by reference to Registrant’s Form 8-K filed April 22, 2004)

10-11	Description of Long-term Restricted Stock Unit Grants (incorporated by reference to the Registrant’s Form 8-K filed February 7, 2005)

10-12	Amendment to terms of Restricted Stock Units granted to Harris E. DeLoach, Jr. (incorporated by reference to Registrant’s Form 8-K filed October 19, 2005)

10-13	Amendment to 2006 Director Compensation Program (incorporated by reference to Registrant’s Form 8-K filed October 19, 2005)

10-14	Description of Retirement Agreement with Charles W. Coker (incorporated by reference to the Registrant’s Form 8-K filed February 7, 2005)

10-15	Description of Stock Appreciation Rights and Long-term Restricted Stock Units granted to executive officers of the Registrant on January 31, 2006 (incorporated by reference to Registrant’s Form 8-K filed February 3, 2006)

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

10-16	Amendment to Non-employee Directors Stock Plan (incorporated by reference to Registrant’s Form 8-K filed February 3, 2006)

12	Statements regarding Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm with respect to Registrant’s Form 10-K

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

99	Proxy Statement, filed in conjunction with annual shareholders’ meeting scheduled for April 19, 2006 (to be filed within 120 days after December 31, 2005)

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of February 2006.

SONOCO PRODUCTS COMPANY
/s/ Harris E. DeLoach, Jr.
Harris E. DeLoach, Jr.
Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 27th day of February 2006.

/s/C. J. Hupfer
C. J. Hupfer
Senior Vice President and Chief Financial Officer (principal financial officer)

/s/Barry L. Saunders
Barry L. Saunders
Staff Vice President and Corporate Controller (principal accounting officer)

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
SIGNATURES, Continued

/s/ H.E. DeLoach, Jr. H.E. DeLoach, Jr.	President, Chief Executive Officer and Director (Chairman)

C. J. Bradshaw	Director

R. J. Brown	Director

F. L. H. Coker	Director

/s/ J. L. Coker J. L. Coker	Director

/s/ P. L. Davies P. L. Davies	Director

/s/ C. C. Fort C. C. Fort	Director

P. Fulton	Director

B. L. M. Kasriel	Director

/s/ E. H. Lawton, III E. H. Lawton, III	Director

J. E. Linville	Director

/s/ J. M. Micali J. M. Micali	Director

J. H. Mullin, III	Director

/s/ M. D. Oken M. D. Oken	Director

/s/ T. E. Whiddon T. E. Whiddon	Director

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
EXHIBIT INDEX

3-1	Articles of Incorporation, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 1999)

3-2	By-Laws, as amended (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2003)

4-1	Indenture, dated as of June 15, 1991, between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

4-2	First Supplemental Indenture, dated as of June 23, 2004, between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 2004)

4-3	Form of Note for 5.625% Notes due 2016 (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

10-1	1991 Sonoco Products Company Key Employee Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002)

10-2	Sonoco Products Company 1996 Non-Employee Directors’ Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2003)

10-3	Sonoco Savings Plan (incorporated by reference to the Registrant’s Form S-8 filed October 28, 2002 (File No. 333-100799))

10-4	Credit Agreement, dated as of July 7, 2004, among Sonoco Products Company, the several lenders from time to time party thereto and Bank of America, N.A., as agent (incorporated by reference to the Registrant’s Form 10-Q for the quarter ending June 27, 2004)

10-5	Deferred Compensation Plan for Corporate Officers of Sonoco Products Company (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002)

10-6	Omnibus Benefit Restoration Plan of Sonoco Products Company (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002)

10-7	Contribution Agreement, dated April 19, 2004, between Registrant and Ahlstrom Corporation (incorporated by reference to the Registrant’s Form 10-Q for the quarter ending June 27, 2004)

10-8	Form of Executive Bonus Life Agreement between the Company and each of the persons who are named executive officers, as defined in Regulation S-K, Item 402(a)(3), and between the Company and certain other executive officers (incorporated by reference to the Registrant’s Form 10-Q for the quarter ending September 26, 2004)

10-9	Form of Executive Bonus Life Agreement between the Company and Charles L. Sullivan, Jr. (incorporated by reference to Registrant’s Form 10-K for the year ending December 31, 2004)

10-10	Adjustment to Supplemental Executive Retirement Plan for Charles L. Sullivan, Jr. (incorporated by reference to Registrant’s Form 8-K filed April 22, 2004)

10-11	Description of Long-term Restricted Stock Unit Grants (incorporated by reference to the Registrant’s Form 8-K filed February 7, 2005)

10-12	Amendment to terms of Restricted Stock Units granted to Harris E. DeLoach, Jr. (incorporated by reference to Registrant’s Form 8-K filed October 19, 2005)

10-13	Amendment to 2006 Director Compensation Program (incorporated by reference to Registrant’s Form 8-K filed October 19, 2005)

10-14	Description of Retirement Agreement with Charles W. Coker (incorporated by reference to the Registrant’s Form 8-K filed February 7, 2005)

10-15	Description of Stock Appreciation Rights and Long-term Restricted Stock Units granted to executive officers of the Registrant on January 31, 2006 (incorporated by reference to Registrant’s Form 8-K filed February 3, 2006)

10-16	Amendment to Non-employee Directors Stock Plan (incorporated by reference to Registrant’s Form 8-K filed February 3, 2006)

12	Statements regarding Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
23	Consent of Independent Registered Public Accounting Firm with respect to Registrant’s Form 10-K

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

99	Proxy Statement, filed in conjunction with annual shareholders’ meeting scheduled for April 19, 2006 (to be filed within 120 days after December 31, 2005)