Form 10-Q
period 2006-03-26
SONOCO PRODUCTS CO
filed 2006-04-28
CIK 91767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2006
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at April 21, 2006:
Common stock, no par value: 99,040,552

SONOCO PRODUCTS COMPANY
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets – March 26, 2006 (unaudited) and December 31, 2005 (unaudited)

Condensed Consolidated Statements of Income – Three Months Ended March 26, 2006 (unaudited) and March 27, 2005 (unaudited)

Condensed Consolidated Statements of Cash Flow – Three Months Ended March 26, 2006 (unaudited) and March 27, 2005 (unaudited)

Notes to Condensed Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Item 4. Controls and Procedures.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 4. Submission of Matters to a Vote of Security Holders.

Item 6. Exhibits.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	March 26,	December 31,
	2006	2005*
Assets
Current Assets
Cash and cash equivalents	$66,136	$59,608
Trade accounts receivable, net of allowances	430,408	413,209
Other receivables	31,054	45,225
Inventories:
Finished and in process	134,844	124,891
Materials and supplies	186,405	193,425
Prepaid expenses and other	48,525	49,142

	897,372	885,500
Property, Plant and Equipment, Net	957,792	943,951
Goodwill	589,709	573,903
Other Intangible Assets	74,447	73,037
Other Assets	496,932	505,349

Total Assets	$3,016,252	$2,981,740

Liabilities and Shareholders’ Equity
Current Liabilities
Payable to suppliers	$280,925	$265,219
Accrued expenses and other	224,156	230,641
Notes payable and current portion of long-term debt	127,696	124,530
Accrued taxes	9,639	96

	642,416	620,486
Long-Term Debt	685,869	657,075
Pension and Other Postretirement Benefits	176,622	173,939
Deferred Income Taxes and Other	260,088	266,926
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 99,296 and 99,988 shares were issued and outstanding at March 26, 2006 and December 31, 2005, respectively	7,175	7,175
Capital in excess of stated value	383,316	418,668
Accumulated other comprehensive loss	(105,115)	(106,389)
Retained earnings	965,881	943,860

Total Shareholders’ Equity	1,251,257	1,263,314

Total Liabilities and Shareholders’ Equity	$3,016,252	$2,981,740

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended
	March 26,	March 27,
	2006	2005
Net sales	$818,769	$814,438
Cost of sales	662,593	666,122
Selling, general and administrative expenses	81,337	80,797
Restructuring charges (see Note 4)	2,355	5,042

Income before interest and income taxes	72,484	62,477
Interest expense	12,118	11,061
Interest income	(1,265)	(1,666)

Income before income taxes	61,631	53,082
Provision for income taxes	19,236	19,179

Income before equity in earnings of affiliates/minority interest in subsidiaries	42,395	33,903
Equity in earnings of affiliates/minority interest in subsidiaries	2,749	3,086

Net income	$45,144	$36,989

Average common shares outstanding:
Basic	100,424	98,970

Diluted	101,929	100,449

Per common share
Net income:
Basic	$0.45	$0.37

Diluted	$0.44	$0.37

Cash dividends — common	$0.23	$0.22

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended
	March 26,	March 27,
	2006	2005
Cash Flows from Operating Activities:
Net income	$45,144	$36,989
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	2	1,682
Depreciation, depletion and amortization	38,163	38,604
Non-cash share-based compensation expense	3,133	1,095
Equity in earnings of affiliates/minority interest in subsidiaries	(2,749)	(3,086)
Loss on disposition of assets	125	959
Tax effect of share-based compensation	3,064	—
Deferred taxes	(2,697)	(77)
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Receivables	(14,987)	(38,780)
Inventories	66	(12,999)
Prepaid expenses	1,600	6,423
Payables and taxes	(2,433)	(10,884)
Other assets and liabilities	3,629	2,658

Net cash provided by operating activities	72,060	22,584

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(27,818)	(28,933)
Cost of acquisitions, exclusive of cash acquired	(34,942)	—
Proceeds from the sale of assets	14,806	2,911

Net cash used in investing activities	(47,954)	(26,022)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	7,359	22,834
Principal repayment of debt	(8,630)	(9,888)
Net increase in commercial paper borrowings	30,000	2,000
Net increase in bank overdrafts	18,348	10,863
Windfall tax benefit of share-based compensation	1,628	—
Cash dividends — common	(23,124)	(21,709)
Repurchase of common shares	(70,234)	—
Common shares issued	27,058	9,680

Net cash (used in) provided by financing activities	(17,595)	13,780

Effects of Exchange Rate Changes on Cash	17	(749)

Net Increase in Cash and Cash Equivalents	6,528	9,593
Cash and cash equivalents at beginning of period	59,608	117,725

Cash and cash equivalents at end of period	$66,136	$127,318

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 1:	Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three months ended March 26, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
With respect to the unaudited condensed consolidated financial information of the Company for the three month periods ended March 26, 2006 and March 27, 2005 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 26, 2006 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Note 2:	Acquisitions
During the three months ended March 26, 2006, the Company acquired tube and core assets from a business in Canada, which are included in the Tubes and Cores/Paper segment, and a flexibles plant in Texas, which is included in the Consumer Packaging segment. The aggregate cost of these two acquisitions was approximately $35,000 in cash. In conjunction with these acquisitions, the Company recorded a preliminary fair value of assets acquired as follows: identified intangibles of $3,000, goodwill of $13,800 and other net tangible assets of $18,200.

Note 3:	Shareholders’ Equity
Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 26, 2006	March 27, 2005
Numerator:
Net income	$45,144	$36,989

Denominator:
Average common shares outstanding	100,424,000	98,970,000
Dilutive effect of:
Employee stock options	969,000	999,000
Contingent employee share awards	536,000	480,000

Dilutive shares outstanding	101,929,000	100,449,000

Reported net income per common share:
Basic	$0.45	$0.37

Diluted	$0.44	$0.37

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Stock options to purchase approximately 1,823 and 1,155 shares at March 26, 2006 and March 27, 2005, respectively, were not dilutive and, therefore, are excluded from the computations of diluted income per common share amounts. No adjustments were made to reported net income in the computations of earnings per share.
Stock Repurchases
In 2001, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 5,000,000 shares of the Company’s common stock, in addition to approximately 290,000 shares that were authorized for repurchase prior to 2001. Therefore, the Company had authorizations to repurchase approximately 5,290,000 shares of common stock as of December 31, 2005. During the three months ended March 26, 2006, the Company repurchased 2,132,600 shares of Sonoco common stock for approximately $70,234, and in early April 2006 an additional 367,400 shares were repurchased for approximately $12,433.
On April 19, 2006, the Company’s Board of Directors rescinded all previously approved stock repurchase programs in conjunction with its approval of a new program, which authorizes the repurchase of up to 5,000,000 shares of the Company’s common stock.

Note 4:	Restructuring Programs
In August 2003, the Company announced general plans to reduce its overall cost structure by $54,000 pretax by realigning and centralizing a number of staff functions and eliminating excess plant capacity. Pursuant to these plans, the Company has initiated or completed 22 plant closings and has terminated approximately 1,070 employees. As of March 26, 2006, the Company had incurred cumulative charges, net of adjustments, of approximately $96,891 pretax associated with these activities. The following table provides additional details of these net charges:

	Severance	Asset
	and	Impairment/	Other
	Termination	Disposal	Exit
	Benefits	of Assets	Costs	Total
Tubes and Cores/Paper Segment	$36,657	$16,014	$13,444	$66,115
Consumer Packaging Segment	10,965	4,586	6,172	21,723
Packaging Services Segment	333	—	—	333
All Other Sonoco	2,995	326	92	3,413
Corporate	5,094	—	213	5,307

Cumulative Restructuring Charges, net of adjustments	$56,044	$20,926	$19,921	$96,891

The Company expects to recognize an additional cost of approximately $3,900 pretax in the future associated with these activities, which is comprised of approximately $900 in severance and termination benefits and $3,000 in other exit costs. Of the additional cost, approximately $3,100 is related to the Tubes and Cores/Paper segment and approximately $800 is related to the Consumer Packaging segment.
During the three months ended March 26, 2006, the Company recognized restructuring charges, net of adjustments, of $2,355 ($1,476 after tax). The following table provides additional details of these net charges:

	Severance	Asset
	and	Impairment/	Other
	Termination	Disposal	Exit
	Benefits	of Assets	Costs	Total
Tubes and Cores/Paper Segment	$675	$2	$1,029	$1,706
Consumer Packaging Segment	631	—	18	649

Total	$1,306	$2	$1,047	$2,355

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The net charges for three months ended March 26, 2006 relate primarily to the closure of two tube and core plants and one flexible packaging plant in the United States.
During the three months ended March 26, 2006, the Company also recorded noncash income in the amount of $100 after tax in order to reflect Ahlstrom’s portion of restructuring costs that were charged to expense. This income, which resulted from the closure of certain plants that the Company contributed to Sonoco-Alcore, is included in “Equity in earnings of affiliates/minority interest in subsidiaries” in the Company’s Consolidated Statements of Income.
During the three months ended March 27, 2005, the Company recognized restructuring charges, net of adjustments, of $5,042 ($3,646 after tax). The following table provides additional details of these net charges:

	Severance	Asset
	and	Impairment/	Other
	Termination	Disposal	Exit
	Benefits	of Assets	Costs	Total
Tubes and Cores/Paper Segment	$812	$315	$1,175	$2,302
Consumer Packaging Segment	625	1,367	748	2,740

Total	$1,437	$1,682	$1,923	$5,042

During the three months ended March 27, 2005, the Company also recorded noncash income in the amount of $528 after tax, in order to reflect Ahlstrom’s portion of restructuring costs that were charged to expense. This income, which resulted from the expected closure of certain plants that the Company contributed to Sonoco-Alcore, is included in “Equity in earnings of affiliates/minority interest in subsidiaries” in the Company’s Consolidated Statements of Income.
The following table sets forth the activity in the restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. Restructuring charges are included in “Restructuring charges” in the Condensed Consolidated Statements of Income, except for the restructuring charges applicable to equity method investments, which are included in “Equity in earnings of affiliates/minority interest in subsidiaries,” respectively.

	Severance	Asset
	and	Impairment/	Other
	Termination	Disposal	Exit
	Benefits	of Assets	Costs	Total
Liability, December 31, 2005	$2,909	$—	$7,007	$9,916
New Charges	1,244	2	1,236	2,482
Cash payments	(858)	—	(1,702)	(2,560)
Asset impairment (noncash)	—	(2)	—	(2)
Foreign Currency Translation	3	—	2	5
Adjustments and disposal of assets	61	—	(188)	(127)

Liability, March 26, 2006	$3,359	$—	$6,355	$9,714

During the three months ended March 26, 2006, the Company recognized writeoffs of impaired equipment and facilities held for disposal in the Tubes and Cores/Paper segment in the amount of $2.
Other exit costs consist primarily of building lease termination charges and other miscellaneous exit costs.
The Company expects to pay the majority of the remaining restructuring costs, with the exception of ongoing pension subsidies and certain building lease termination expenses, by the end of the third quarter of 2006, using cash generated from operations.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 5:	Comprehensive Income
The following table reconciles net income to comprehensive income:

	Three Months Ended
	March 26, 2006	March 27, 2005
Net income	$45,144	$36,989
Other comprehensive income:
Foreign currency translation adjustments	5,825	(6,565)
Changes in derivative financial instruments, net of income tax	(4,551)	4,159

Comprehensive income	$46,418	$34,583

The following table summarizes the components of accumulated other comprehensive income and the changes in accumulated other comprehensive income, net of tax as applicable, for the three months ended March 26, 2006:

	Foreign	Minimum		Accumulated
	Currency	Pension	Derivative	Other
	Translation	Liability	Financial	Comprehensive
	Adjustment	Adjustment	Instruments	Loss
Balance at December 31, 2005	$(59,833)	$(57,737)	$11,181	$(106,389)
Year-to-date change	5,825	—	(4,551)	1,274

Balance at March 26, 2006	$(54,008)	$(57,737)	$6,630	$(105,115)

At March 26, 2006, the Company had commodity swaps outstanding to fix the costs of a portion of raw materials and energy. These swaps, which have maturities ranging from May 2006 to June 2009, qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133 ‘Accounting for Derivative Instruments and Hedging Activities’ (FAS 133). The fair market value of these commodity swaps was a favorable position of $10,359 ($6,630 after tax) and $17,470 ($11,181 after tax) at March 26, 2006 and December 31, 2005, respectively.
In January 2004, the Company entered into an agreement to swap the interest rate from fixed to floating on $100,000 of its $250,000 6.5% notes maturing in 2013. During June 2004, the Company entered into a similar agreement to swap the interest rates from fixed to floating on all of its newly issued $150,000 of 5.625% notes maturing in 2016. The fair market value of these interest rate swaps was an unfavorable position of $1,098 and a favorable position of $4,483, respectively, at December 31, 2005. During the three months ended March 26, 2006, the Company terminated both of its interest rate swaps. At the time of termination, the fair value of the interest rate swap related to the 6.5% notes was an unfavorable position of $3,048, and the fair value of the interest rate swap related to the 5.625% notes was a favorable position of $887. In accordance with FAS 133, interest expense is being adjusted by amortization of the gain and loss associated with these swap terminations over the remaining life of the related bonds.
The cumulative tax benefit of the Minimum Pension Liability Adjustments was $26,746 at March 26, 2006 and December 31, 2005. Additionally, the deferred tax liability of Derivative Financial Instruments was $3,729 and $6,289 at March 26, 2006 and December 31, 2005, respectively. The tax effect on Derivative Financial Instruments for the three months ended March 26, 2006 was $2,560.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 6:	Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill for the quarter ended March 26, 2006 is as follows:

	Tubes and	Consumer	Packaging
	Cores/Paper	Packaging	Services	All Other
	Segment	Segment	Segment	Sonoco	Total
Balance as of January 1, 2006	$189,635	$170,383	$148,125	$65,760	$573,903
2006 Acquisitions	1,867	11,933	—	—	13,800
Adjustments	524	—	—	—	524
Foreign currency translation	1,447	(5)	16	24	1,482

Balance as of March 26, 2006	$193,473	$182,311	$148,141	$65,784	$589,709

Other Intangible Assets
A summary of other intangible assets as of March 26, 2006 and December 31, 2005 is as follows:

	March 26, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Patents	$3,360	$(3,130)	$3,378	$(3,110)
Customer lists	84,191	(16,104)	81,026	(14,690)
Land use rights	6,500	(2,648)	6,011	(2,148)
Supply agreements	1,000	(403)	5,261	(4,619)
Other	5,704	(4,023)	6,703	(4,775)

Total	$100,755	$(26,308)	$102,379	$(29,342)

Intangible assets are amortized, usually on a straight-line basis, over their respective useful lives, which generally range from three to fifteen years. Aggregate amortization expense on intangible assets was $1,805 and $1,847 for the three months ended March 26, 2006 and March 27, 2005, respectively. Amortization expense on the other intangible assets identified in the table above is expected to approximate $7,500 in 2006, $7,200 in 2007, $6,800 in 2008, $6,300 in 2009 and $6,100 in 2010.

Note 7:	Dividend Declarations
On February 1, 2006, the Board of Directors declared a regular quarterly dividend of $0.23 per share. This dividend was paid March 10, 2006 to all shareholders of record as of February 17, 2006.
On April 19, 2006, the Board of Directors declared a regular quarterly dividend of $0.24 per share. This dividend is payable June 9, 2006 to all shareholders of record as of May 19, 2006.

Note 8:	Stock Plans
The Company has a shareholder approved Key Employee Stock Plan (the Plan) under which common shares are reserved for sale to certain employees and nonemployee directors. The exercise price of stock appreciation rights (SARs) or stock options granted under the plans is the market value of the shares at the date of grant. There were 3,461,988 shares reserved for future grants at March 26, 2006.
Effective January 1, 2006, the Company adopted the fair value method of accounting for share-based compensation arrangements in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), ‘Share-Based Payment’ (FAS 123(R)), using the modified prospective method of transition. Under the provisions of FAS 123(R), the estimated fair value of share-based awards granted is recognized as compensation expense over the service period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of FAS 123(R) for all share-based payments (i)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption. The Company had no unvested stock options outstanding at the date of adoption.
Prior to January 1, 2006, the Company accounted for share-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, ‘Accounting for Stock Issued to Employees’ (APB 25), and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant.
Prior to the adoption of FAS 123(R), the Company presented all tax benefits resulting from share-based compensation as cash flows from operating activities in the condensed consolidated statements of cash flows. FAS 123(R) requires cash flows resulting from tax deductions in excess of the grant-date fair value of share-based awards to be included in cash flows from financing activities. This windfall tax benefit of $1,628 related to share-based compensation in the first quarter of 2006 has been included in cash flows from financing activities.
Stock Option Plans
Prior to January 1, 2006, the Company granted options that were generally exercisable one year after the date of grant or upon retirement and expire 10 years after the date of grant, although all options granted in 2005 vested immediately. This immediate vesting would have resulted in the recognition of most of the Company’s stock-based employee compensation in the first quarter of 2005 under Statement of Financial Accounting Standards No. 123, ‘Accounting for Stock-Based Compensation’ (FAS 123). The first quarter 2006 expense is not directly comparable to the proforma expense for the first quarter of 2005 due to the vesting acceleration of 2005. However, the annual proforma expense that was reported for 2005 is not materially different from the annual expense that will be reported in 2006.
Under the modified prospective method of transition, the Company is not required to restate its prior period financial statements to reflect disclosures of its net income and earnings per share for the prior year period. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation for the three months ended March 27, 2005:

Three Months Ended
March 27, 2005
Net income, as reported	$36,989
Add: Stock-based employee compensation cost, net of related tax effects, included in net income, as reported	706
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,871)

Proforma net income	$32,824

Earnings per share:
Basic – as reported	$0.37
Basic – proforma	$0.33
Diluted – as reported	$0.37
Diluted – proforma	$0.33
Stock Appreciation Rights
On January 31, 2006, the Company’s Board of Directors approved the issuance of 760,650 stock-settled SARs to certain employees and non-employee directors under the Plan. The SARs were granted at the prevailing market price on the date of grant, and will vest one year from the date of the grant and expire after 7 years.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The Company’s Condensed Consolidated Financial Statements as of and for the three months ended March 26, 2006 reflect the impact of FAS 123(R) with respect to these SARs. For purposes of calculating share-based compensation expense under FAS 123(R) for retiree-eligible employees, the service completion date is assumed to be the grant date, therefore expense associated with share-based compensation to these employees is recognized at that time. Due to this recognition of expenses associated with share-based compensation to retiree-eligible employees, share-based compensation expense generally will be higher in the first quarter since the Company usually makes an annual grant in February. The effect of the change from applying the original provisions of FAS 123 is outlined in the table below:

Three Months Ended
March 26, 2006
Income before income taxes	$(1,761)
Net income	(1,121)
Cash flow provided by operating activities	(1,628)
Cash flow used in financing activities	1,628
Earnings per share:
Basic	(0.01)
Diluted	(0.01)
Share-based compensation expense recognized under FAS 123(R) is included in selling, general and administrative expense on the Condensed Consolidated Statements of Income.
As of March 26, 2006, there was $2,573 of total unrecognized compensation cost related to nonvested SARs. This cost will be recognized over the remaining weighted-average vesting period, which is approximately one year.
Method of Calculating Fair Values of Share-Based Compensation
The Company has computed the estimated fair values of all share-based compensation using the binomial option pricing model and has applied the assumptions set forth in the following table:

	Three Months Ended
	March 26, 2006	March 27, 2005
Expected dividend yield	2.8%	3.5%
Expected stock price volatility	20.8%	26.2%
Risk-free interest rate	4.5%	3.8%
Expected life of options	4.0 years	4.5 years
The binomial option-pricing model requires the input of highly subjective assumptions. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time that result in changes to these assumptions and methodologies, which could materially impact the Company’s fair value determination.
The assumptions employed in the calculation of the fair value of share-based compensation expense for the three months ended March 26, 2006 were calculated as follows:
•	Expected dividend yield – the Company’s annual dividend divided by the stock price at the time of grant.

•	Expected stock price volatility – based on historical volatility of the Company’s common stock.

•	Risk-free interest rate – based on the U.S. Treasury yield curve in effect at the time of grant.

•	Expected life of options – calculated using the simplified method as prescribed in Staff Accounting Bulletin No. 107, where the expected life is equal to the sum of the vesting period (1 year) and the contractual term (7 years) divided by two.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The following table sets forth details about SARs and stock options granted, exercised or vested during the three months ended March 26, 2006 and March 27, 2005:

	Three Months Ended
	March 26, 2006	March 27, 2005
Weighted-average grant date fair value of SARs and stock options granted	$5.86	$5.42
SARs and stock options granted	762,444	1,077,500
Total intrinsic value of options exercised	$11,894	$3,405
Weighted-average grant date fair value of stock options vested	$5.62	$5.54
Summary of Outstanding and Exercisable Options and SARs
The following tables summarize information about stock options and SARs outstanding and stock options exercisable at March 26, 2006:

	Options and SARs Outstanding
		Weighted-	Weighted-
		average	average
Range of	Number	Remaining	Exercise
Exercise Prices	Outstanding	Contractual Life	Price

$17.25 - $23.80	2,814,704	5.3 years	$21.80
$23.86 - $27.31	3,072,632	6.7 years	$25.36
$27.35 - $37.10	2,827,143	4.5 years	$31.63

$17.25 - $37.10	8,714,479	5.5 years	$26.24

	Options Exercisable
		Weighted-
		average
Range of	Number	Exercise
Exercise Prices	Exercisable	Price

$17.25 - $23.80	2,814,704	$21.80
$23.86 - $27.31	3,072,632	$25.36
$27.35 - $37.10	2,064,699	$31.00

$17.25 - $37.10	7,952,035	$25.56

The activity related to the stock options and SARs is presented below:

				Weighted-
		Weighted-		average
	Options and	average	Aggregate	Remaining
	SARs	Exercise	Intrinsic	Contractual
	Outstanding	Price	Value	Life (Years)

Options outstanding and exercisable, December 31, 2005	9,373,305	$25.33
Granted	762,444	$33.34
Exercised	(1,414,530)	$24.02	$11,894
Canceled	(6,740)	$24.77

Outstanding at March 26, 2006	8,714,479	$26.24	$68,545	5.5 years
Options exercisable at March 26, 2006	7,952,035	$25.56	$64,077	5.1 years

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Performance-based Stock Plans
As of March 26, 2006 and December 31, 2005, the Company had outstanding awards in the form of contingent-share units granted to certain of its executives and other members of its management team. The performance vesting of the awards, which can range from 260,668 to 782,002 shares, is tied to growth in earnings and improved capital effectiveness over a three-year period. The 2004 awards are tied to performance targets through fiscal year 2006, and can range from 76,338 to 229,012 shares. The 2005 awards are tied to performance targets through fiscal year 2007, and can range from 85,050 to 255,150 shares. The 2006 awards are tied to performance through 2008 and can range from 99,280 to 297,840 shares. The Company’s 2003 performance plan completed its three-year performance cycle on December 31, 2005, and participants to whom awards had previously been granted earned 99,005 shares of common stock based on meeting performance goals set by the plan. These shares were issued during the first quarter of 2006. Noncash stock-based compensation associated with these performance-based plans totaled $1,240 and $913 pretax for the three months ended March 26, 2006 and March 27, 2005, respectively. The adoption of FAS 123(R) did not materially change the expense recognition of these contingent share units. As of March 26, 2006, there was approximately $7,700 of total unrecognized compensation cost related to nonvested contingent share units issued under the performance-based plans. This cost is expected to be recognized over a weighted-average period of two years.
Restricted Stock Plan
Since 1994, the Company has granted one-time awards of contingent shares units to certain of the Company’s executives. These awards vest over a five-year period with one-third vesting on the third, fourth and fifth anniversaries of the grant. An executive must be actively employed by the Company on the vesting date for shares to be issued. Once vested, these awards do not expire. As of March 26, 2006, a total of 482,804 contingent shares granted under this plan remained outstanding, 406,996 of which are vested. Noncash stock based compensation associated with these performance-based plans totaled $132 and $182 pretax for the three months ended March 26, 2006 and March 27, 2005, respectively. The adoption of FAS 123(R) did not materially change the expense recognition of these contingent share units. As of March 26, 2006, there was $1,405 of total unrecognized compensation cost related to nonvested contingent shares units issued under the restricted stock plan. This cost is expected to be recognized over a weighted-average period of four years.
The activity related to the contingent share units granted as performance-based and restricted stock is as follows:

			Total
			Contingent	Value Per
	Nonvested	Vested	Share Units	Share

Outstanding, December 31, 2005	436,301	509,268	945,569	$23.48
Granted	222,618	5,911	228,529	$33.36
Exercised	—	(228,317)	(228,317)	($23.38)
Performance Adjustments/Other	(21,517)	(3,267)	(24,784)	($24.91)

Outstanding at March 26, 2006	637,402	283,595	920,997	$27.02

Note 9:	Employee Benefit Plans
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The components of net periodic benefit cost include the following:

	Three Months Ended
	March 26, 2006	March 27, 2005
Retirement Plans
Service cost	$7,439	$6,580
Interest cost	15,973	15,075
Expected return on plan assets	(20,086)	(17,905)
Amortization of net transition obligation	150	155
Amortization of prior service cost	403	380
Amortization of net actuarial loss	6,970	5,705

Net periodic benefit cost	$10,849	$9,990

Retiree Health and Life Insurance Plans
Service cost	$626	$1,020
Interest cost	1,365	2,050
Expected return on plan assets	(568)	(725)
Amortization of prior service cost	(2,258)	(1,540)
Amortization of net actuarial loss	1,534	1,355

Net periodic benefit cost	$699	$2,160

During the three months ended March 26, 2006, the Company made contributions of $2,588 to its retirement and retiree health and life insurance plans. The Company anticipates that it will make additional contributions of approximately $6,900 in 2006.

Note 10:	New Accounting Pronouncements
In December 2004, the FASB issued FAS 123(R), which requires companies to expense the value of employee stock options and similar awards. Under FAS 123(R), share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. The Company adopted FAS 123(R) on January 1, 2006, using the modified prospective transition method, which does not require restating previous periods’ results. Further information regarding the impact of the adoption of FAS 123(R) is provided in Note 8 to the Company’s Condensed Consolidated Financial Statements.

Note 11:	Financial Segment Information
Sonoco reports its results in three segments, Consumer Packaging, Tubes and Cores/Paper and Packaging Services. Certain smaller operations are reported as All Other Sonoco.
The Consumer Packaging segment includes the following products: round and shaped rigid packaging, both composite and plastic; printed flexible packaging; and metal and plastic ends and closures.
The Tubes and Cores/Paper segment includes the following products and services: high-performance paper and composite paperboard tubes and cores; fiber-based construction tubes and forms; recycled paperboard; linerboard; recovered paper, and supply chain packaging services.
The Packaging Services segment provides the following products and services: point-of-purchase displays; packaging fulfillment; contract packing; brand artwork management; and supply chain management.

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
FINANCIAL SEGMENT INFORMATION

	Three Months Ended
	March 26, 2006	March 27, 2005
Net Sales:
Consumer Packaging	$298,301	$276,855
Tubes and Cores/Paper	338,488	353,155
Packaging Services	96,667	104,738
All Other Sonoco	85,313	79,690

Consolidated	$818,769	$814,438

Intersegment Sales:
Consumer Packaging	$1,125	$1,157
Tubes and Cores/Paper	20,966	19,062
Packaging Services	2	53
All Other Sonoco	9,154	7,849

Consolidated	$31,247	$28,121

Income before income taxes:
Consumer Packaging – Operating Profit	$25,824	$22,332
Tubes and Cores/Paper – Operating Profit	27,518	25,236
Packaging Services – Operating Profit	9,128	10,599
All Other Sonoco – Operating Profit	12,369	9,352
Restructuring charges	(2,355)	(5,042)
Interest, net	(10,853)	(9,395)

Consolidated	$61,631	$53,082

Note 12:	Commitments and Contingencies
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Environmental Matters
The Company has been named as a potentially responsible party at several environmentally contaminated sites not owned by the Company. These regulatory actions represent the Company’s largest potential environmental liabilities. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing agreements with other potentially responsible parties with respect to a particular site. Such agreements relate to the sharing of legal defense costs or clean-up costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away. Accordingly, the ultimate cost to the Company with respect to such sites cannot be determined. As of March 26, 2006 and December 31, 2005, the Company had accrued $16,404 and $16,789, respectively, related to environmental contingencies. Actual costs to be incurred for these environmental matters in future periods may vary from current estimates because of the inherent uncertainties in evaluating environmental exposures.
On April 12, 2006, the United States and the State of Wisconsin sued NCR Corporation (NCR) and a wholly owned subsidiary of the Company, Sonoco-U.S. Mills, Inc., (U.S. Mills) in the United States District Court for the Eastern District of Wisconsin in Milwaukee (Civil Action No. 06-C-0484). NCR and U.S. Mills agreed to a Consent Decree with the United States and the State of Wisconsin. Pursuant to this Consent Decree, NCR and U.S. Mills would start removing contaminated sediment no later than May 1, 2007 at a contaminated segment on the Fox River, a site just below the De Pere Dam. Although the defendants specifically did not admit liability for the allegations of the complaint, they are bound by the terms of the Consent Decree.
NCR and U.S. Mills have reached agreement between themselves that each would fund 50% of the costs of remediation, which the Company currently estimates to be between $25,000 and $30,000 for the project as a whole. Project implementation will begin in 2006, but most of the project cost is expected to be incurred in 2007. Although the funding agreement does not acknowledge responsibility or prevent either party from seeking reimbursement from any other parties (including each other), the Company accrued $12,500 in 2005 as an estimate of the portion of costs that U.S. Mills expects to fund under the funding agreement. The actual costs associated with cleanup of this particular site are dependent upon many factors and it is reasonably possible that remediation costs could be higher than the current estimate of project costs. Some, or all, of any costs incurred may be covered by insurance, or be subject to recoupment from other parties, but no amounts have been recognized in the financial statements of the Company for such recovery. The Company acquired U.S. Mills in 2001, and the alleged contamination predates the acquisition.
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
The effective tax rate for the three months ended March 26, 2006 was 31.2%, compared to 36.1% for the same period in 2005. This decrease was primarily due to adjustments to certain state tax accruals related to favorable state tax rulings and audit settlements during the three months ended March 26, 2006.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Directors of Sonoco Products Company:
We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of March 26, 2006, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 26, 2006 and March 27, 2005. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005; and in our report dated February 27, 2006, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/PricewaterhouseCoopers LLP
Charlotte, North Carolina
April 26, 2006

SONOCO PRODUCTS COMPANY
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Statements included in this report that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The words “estimate,” “project,” “intend,” “expect,” “believe,” “plan,” “anticipate,” “objective,” “goal,” “guidance,” and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding offsetting high raw material costs; improved productivity and cost containment; adequacy of income tax provisions; refinancing of debt; adequacy of cash flows; anticipated amounts and uses of cash flows; effects of acquisitions and dispositions; adequacy of provisions for environmental liabilities; financial strategies and the results expected from them; continued payments of dividends; stock repurchases; and producing improvements in earnings. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, expectations, beliefs, plans, strategies and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. Such risks and uncertainties include, without limitation, availability and pricing of raw materials; success of new product development and introduction; ability to maintain or increase productivity levels and contain or reduce costs; international, national and local economic and market conditions; fluctuations in obligations and earnings of pension and postretirement benefit plans; ability to maintain market share; pricing pressures and demand for products; continued strength of our paperboard-based tubes and cores and composite can operations; anticipated results of restructuring activities; resolution of income tax contingencies; ability to successfully integrate newly acquired businesses into the Company’s operations; currency stability and the rate of growth in foreign markets; use of financial instruments to hedge foreign currency, interest rate and commodity price risk; actions of government agencies; loss of consumer confidence; and economic disruptions resulting from terrorist activities.
The Company undertakes no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.
Results of Operations
Company Overview
Net sales for the first quarter of 2006 were $819 million, compared to $814 million for the first quarter of 2005.
The components of the sales change were:

($ in millions)

Volume	$4
Selling price	5
Currency exchange rate	(2)
Acquisitions/Divestitures	(3)
Other	1

Total sales increase	$5

The increase related to selling price was due primarily to higher average selling prices in the Consumer Packaging segment as well as the Company’s protective packaging, molded plastics, and wire and cable reels businesses. These increases were substantially offset by lower average selling prices in the Company’s recovered paper division and European tubes and cores business. Increased sales volumes resulted from higher sales levels in the Consumer Packaging segment as well as the Company’s paper, protective packaging and wire and cable reels businesses. These increases were largely offset by lower sales volumes in the Company’s CorrFlex, molded plastics and tubes and cores businesses.

SONOCO PRODUCTS COMPANY
On October 1, 2005, the Procter & Gamble Company’s (P&G) acquisition of The Gillette Company (Gillette) became effective, and Gillette became a wholly owned subsidiary of P&G. Sales to P&G represented more than 10% of the Company’s net sales during the three months ended March 26, 2006.
Income before income taxes totaled approximately $62 million in the first quarter of 2006, compared to approximately $53 million for the same period in 2005. This increase was due primarily to reduced costs, which resulted from ongoing productivity and purchasing initiatives. The Company continues to manage the relationship between the year-over-year change in selling prices and the year-over-year change in material costs (“price/cost relationship”). Despite continued pressure from higher prices for raw materials other than Old Corrugated Containers (OCC), the Company was able to produce a positive price/cost relationship during the first quarter of 2006, which helped offset year-over-year increases in energy and freight costs. Income before income taxes was negatively impacted by an unfavorable change in the mix of products and services sold in the first quarter of 2006. Income before income taxes included pretax charges in connection with the Company’s previously announced restructuring actions of approximately $2 million and $5 million for the first quarter of 2006 and 2005, respectively. These restructuring charges were not allocated to the operating segments.
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), ‘Share-Based Payment’ (FAS 123(R)), which requires the recognition of compensation expense related to the fair value of employee share-based compensation in the Condensed Consolidated Statements of Income. FAS 123(R) revised Statement of Financial Accounting Standards No. 123, ‘Accounting for Stock Based Compensation’ and superseded Accounting Principles Board Opinion No. 25, ‘Accounting for Stock Issued to Employees’.
The Company now recognizes the cost of all employee stock-based compensation, net of estimated forfeitures, over the vesting periods. The Company adopted FAS 123(R) using the modified prospective method, and accordingly, prior periods have not been restated. During the first quarter of 2006, the Company recognized approximately $1.8 million of pretax compensation expense related to the granting of stock-settled stock appreciation rights (SARs). The Company expects to recognize quarterly expense of approximately $0.8 million pretax related to the SARs in subsequent quarters of 2006. As the Company grants significantly all of its SARs in February, it does not anticipate any material number of SARs grants during the remainder of 2006. Further information regarding the impact of the adoption of FAS 123(R) is provided in Note 8 to the Company’s Condensed Consolidated Financial Statements.
The effective tax rate for the first quarter of 2006 was 31.2%, compared to 36.1% for the same period in 2005. This decrease was primarily due to adjustments to certain state tax accruals related to favorable state tax rulings and audit settlements during the first quarter of 2006. As described in Note 12 to the Condensed Consolidated Financial Statements, the effective tax rate for the remainder of 2006 may reflect the impact of ongoing examinations by tax authorities.
Equity in earnings of affiliates/minority interest in subsidiaries for the first quarter of 2006 totaled approximately $2.7 million, compared with approximately $3.1 million for the first quarter of 2005. This decrease was due primarily to lower earnings of non-consolidated affiliates.
Reportable Segments
The Company reports results in three segments, Consumer Packaging, Tubes and Cores/Paper and Packaging Services. All Other Sonoco represents the activities and businesses of the Company’s consolidated subsidiaries that do not meet the aggregation criteria outlined in Statement of Financial Accounting Standards No. 131, ‘Disclosures about Segments of an Enterprise and Related Information’ (FAS 131) and therefore cannot be combined with other operating segments into a reportable segment.
Operating profit at the segmental level is defined as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income, adjusted for restructuring charges, which are not allocated to the reportable segments. General corporate expenses, with the exception of restructuring charges, interest and income taxes, have been allocated as operating costs to each of the Company’s reportable segments and All Other Sonoco. See Note 11 to the Company’s Condensed Consolidated Financial Statements for more information on reportable segments.

SONOCO PRODUCTS COMPANY
Consumer Packaging Segment
The Consumer Packaging segment includes the following products: round and shaped rigid packaging, both composite and plastic; printed flexible packaging; and metal and plastic ends and closures.
Net sales of the Consumer Packaging segment for the first quarter of 2006 totaled approximately $298 million, compared to approximately $277 million in the first quarter of 2005. This increase was due primarily to increased selling prices in composite cans and flexible packaging as well as increased volumes in composite cans.
Operating profit, as defined above, for the Consumer Packaging segment in the first quarter of 2006 was approximately $26 million, up from approximately $22 million for the same period in 2005. This increase resulted primarily from reduced costs related to on-going productivity initiatives as well as higher volumes. These positive impacts were partially offset by an unfavorable change in the mix of products that were sold in this segment and higher costs for freight and labor.
Tubes and Cores/Paper Segment
The Tubes and Cores/Paper segment includes the following products: high-performance paper and composite paperboard tubes and cores; fiber-based construction tubes and forms; recycled paperboard; linerboard; recovered paper, and supply chain packaging services.
Net sales of the Tubes and Cores/Paper segment for the first quarter of 2006 totaled approximately $338 million, compared to approximately $353 million in the first quarter of 2005. This decrease was due primarily to lower sales volumes in both the North American and European tube and cores operations as well as lower selling prices in Europe and the Company’s domestic recovered paper business.
Operating profit, as defined above, for the Tubes and Cores/Paper segment in the first quarter of 2006 was approximately $28 million, up from approximately $25 million for the same period in 2005. This increase resulted primarily from reduced costs related to manufacturing productivity improvements that resulted from previously announced plant closings and on-going productivity initiatives. These positive factors were partially offset by lower volumes in North American and European tube and core plants and increased costs for energy, freight and labor.
Packaging Services Segment
The Packaging Services segment provides the following products and services: designing, manufacturing, assembling, packing and distributing temporary, semi-permanent and permanent point-of-purchase displays; brand artwork management; and supply chain management services including contract packing, fulfillment and scalable Service Centers.
Net sales of the Packaging Services segment for the first quarter of 2006 totaled approximately $97 million, compared to approximately $105 million in the first quarter of 2005. This decrease was due primarily to a year-over-year reduction in point-of-purchase and fulfillment work in Sonoco CorrFlex as well as the loss of sales from a single-plant folding carton operation, which was sold in the fourth quarter of 2005.
Operating profit, as defined above, for the Packaging Services segment was approximately $9 million in the first quarter of 2006, compared to approximately $11 million for the same period in 2005. This decrease resulted primarily from lower volumes, which were only partially offset by reduced costs related to on-going productivity initiatives.
All Other Sonoco
All Other Sonoco includes the following products: wooden, metal and composite reels for wire and cable packaging; molded and extruded plastics; custom-designed protective packaging; and paper amenities such as coasters and glass covers.
Net sales of All Other Sonoco for the first quarter of 2006 totaled approximately $85 million, compared to approximately $80 million in the first quarter of 2005. This increase was primarily due to higher selling prices and volumes in protective packaging and wire and cable reels as well as higher selling prices in molded and extruded plastics.

SONOCO PRODUCTS COMPANY
Operating profit, as defined above, for All Other Sonoco was approximately $12 million in the first quarter of 2006, compared to approximately $9 million for the same period in 2005. This increase resulted primarily from on-going productivity initiatives and a favorable price/cost relationship as well as increased volumes.
Financial Position, Liquidity and Capital Resources
The Company’s financial position remained strong during the first quarter of 2006. Total debt increased by approximately $32 million to $814 million from $782 million at December 31, 2005. This increase was due primarily to higher amounts of outstanding commercial paper, which totaled $60 million and $30 million at March 26, 2006 and December 31, 2005, respectively.
For the first three months of 2006, cash flows from operations totaled approximately $72 million, compared with approximately $23 million for the same period in 2005. This increase of approximately $49 million was primarily the result of improved working capital and improved profitability. The working capital improvement was due primarily to unusually strong sales in the latter half of the fourth quarter of 2005, which were collected during the first quarter of 2006. In addition, working capital initiatives related to inventory and accounts payable improved operating cash flow in the first three months of 2006, compared with the first three months of 2005.
During the first three months of 2006, the Company repurchased 2.1 million shares of Sonoco common stock for approximately $70 million, and in early April 2006, the Company repurchased an additional 0.4 million shares for approximately $12 million. The shares were repurchased under an existing authorization to repurchase approximately 5.29 million shares. On April 19, 2006, the Company’s Board of Directors rescinded all previously approved stock repurchase programs in conjunction with its approval of a new program, which authorizes the repurchase of up to 5.0 million shares of the Company’s common stock. This new repurchase program does not have a specific expiration date and no shares have been repurchased under this program as of April 26, 2006. Currently, the Company has no plans to purchase additional shares of its common stock.
During the three months ended March 26, 2006, the Company received cash proceeds of approximately $27 million from the issuance of common stock, which related to the exercise of stock options, and collected $14.5 million in notes receivable related to the sale of certain assets in December 2005. In addition, during the three months ended March 26, 2006, the Company funded capital expenditures and acquisitions of approximately $28 million and $35 million, respectively, and paid dividends of approximately $23 million.
In January 2004, the Company entered into an agreement to swap the interest rate from fixed to floating on $100 million of its $250 million 6.5% notes maturing in 2013. During June 2004, the Company entered into a similar agreement to swap the interest rates from fixed to floating on all of its newly issued $150 million of 5.625% notes maturing in 2016. During the three months ended March 26, 2006, the Company terminated both of its interest rate swaps. Termination of these swaps increased the Company’s proportion of fixed rate debt, reducing its exposure to the effects of rising interest rates. At the time of termination, the fair value of the interest rate swap related to the 6.5% notes was an unfavorable position of approximately $3.0 million, and the fair value of the interest rate swap related to the 5.625% notes was a favorable position of approximately $0.9 million. In accordance with Statement of Financial Accounting Standards No. 133 ‘Accounting for Derivative Instruments and Hedging Activities’ (FAS 133), interest expense is being adjusted by amortization of the gain and loss associated with these swap terminations over the remaining life of the related bonds.
At March 26, 2006, the Company had commodity swaps outstanding to fix the costs of a portion of raw materials and energy. These swaps, which have maturities ranging from May 2006 to June 2009, qualify as cash flow hedges under FAS 133. The fair market value of these commodity swaps was a favorable position of $10.4 million ($6.6 million after tax) and $17.5 million ($11.2 million after tax) at March 26, 2006 and December 31, 2005, respectively.
In the first quarter of 2006, Standard & Poor’s Rating Services lowered its long-term corporate credit and senior unsecured debt ratings on the Company to BBB+ from A–.

SONOCO PRODUCTS COMPANY
Restructuring and Impairment
During the fourth quarter of 2005, the Company began an in-depth review of its global Tubes and Cores/Paper operations. This review, which is expected to be completed by mid-2006, is intended to examine the Company’s served markets in this segment (principally textiles, paper and film) and address issues such as market growth, capacity, technology and competition. Depending upon the conclusions reached, a further restructuring of operations may result. Further information regarding the Company’s restructuring programs is provided in Note 4 to the Company’s Condensed Consolidated Financial Statements.
New Accounting Pronouncements
Information regarding new accounting pronouncements is provided in Note 10 to the Company’s Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Information about the Company’s exposure to market risk was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission on February 27, 2006. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, information related to environmental contingencies was disclosed. In connection with this previously disclosed information, on April 12, 2006, the United States and the State of Wisconsin sued NCR Corporation (NCR) and a wholly owned subsidiary of the Company, Sonoco-U.S. Mills, Inc., (U.S. Mills) in the United States District Court for the Eastern District of Wisconsin in Milwaukee (Civil Action No. 06-C-0484). The civil action was brought pursuant to Sections 106 and 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, 42 U.S.C. §§ 9606 and 9607(a), as amended by the Superfund Amendments and Reauthorization Act of 1986 (CERCLA). The United States and the State of Wisconsin seek to recover certain unreimbursed costs incurred for response activities undertaken in response to the release and threatened release of hazardous substances from facilities at and near the Lower Fox River and Green Bay Site in northeastern Wisconsin (hereinafter the Site). More specifically, the United States and the State of Wisconsin seek to recover unreimbursed response costs associated with response activities relating to elevated concentrations of polychlorinated biphenyls in sediments in certain areas of Operable Unit 4 of the Site, along the west bank of the Lower Fox River, just downstream from the De Pere Dam (hereinafter the Phase 1 Project area). The United States also seeks injunctive relief requiring that the Defendants take action to abate conditions at the Phase 1

SONOCO PRODUCTS COMPANY
Project Area that may present an imminent and substantial endangerment to the public health or welfare or the environment because of actual and threatened releases of hazardous substances into the environment at and from the Phase 1 Project Area. Finally, the United States and the State of Wisconsin seek a declaratory judgment, pursuant to CERCLA Section 113(g)(2), 42 U.S.C. § 9613(g)(2), declaring that the Defendants are liable for any future response costs that the United States or the State of Wisconsin may incur in connection with response actions that may be performed for the Phase 1 Project Area.
NCR and U.S. Mills agreed to a Consent Decree with the plaintiffs based on the anticipated filing of the complaint in Federal Court. Immediately following the filing of the complaint, the United States filed a Notice of Lodging of Consent Decree. That document explained that the contaminated segment on the Fox River, a site just below the De Pere Dam, was to be cleaned up on an expedited basis at an estimated cost of $30 million pursuant to a legally binding Consent Decree, that NCR and U.S. Mills would start removing contaminated sediment no later than May 1, 2007, and that the Consent Decree was to be published in the Federal Register. Publication would commence a thirty-day public comment period during which time the public may submit comments to the Federal Court. Although the defendants specifically did not admit liability for the allegations of the complaint, they are bound by the terms of the Consent Decree. The plaintiffs have reserved their right to withdraw their consent until after termination of the comment period and, if they do so, the defendants will no longer be bound.
NCR and U.S. Mills have reached agreement between themselves that each would fund 50% of the costs of remediation, which the Company currently estimates to be between $25 million and $30 million for the project as a whole. Project implementation will begin in 2006, but most of the project cost is expected to be incurred in 2007. Although the funding agreement does not acknowledge responsibility or prevent either party from seeking reimbursement from any other parties (including each other), the Company accrued $12.5 million in 2005 as an estimate of the portion of costs that U.S. Mills expects to fund under the funding agreement. The actual costs associated with cleanup of this particular site are dependent upon many factors and it is reasonably possible that remediation costs could be higher than the current estimate of project costs. Some, or all, of any costs incurred may be covered by insurance, or be subject to recoupment from other parties, but no amounts have been recognized in the financial statements of the Company for such recovery. The Company acquired U.S. Mills in 2001, and the alleged contamination predates the acquisition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum
			Shares Purchased as	Number of Shares
			Part of Publicly	that May Yet be
	(a) Total Number of	(b) Average Price	Announced Plans or	Purchased under the
Period	Shares Purchased	Paid per Share	Programs*	Plans or Programs*
1/30/06 – 2/26/06	1,111,400	$32.80	1,111,400	4,178,600
2/27/06 – 3/26/06	1,021,200	$33.03	1,021,200	3,157,400

Total	2,132,600	$32.91	2,132,600	3,157,400 **

   *In 2001, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 5,000,000 shares of the Company’s common stock, in addition to approximately 290,000 shares that had previously been authorized for repurchase prior to 2001.
**These shares remained available for repurchase at March 26, 2006 under the programs described above. However, on April 19, 2006, the Company’s Board of Directors rescinded these two programs in conjunction with its approval of a new program, which authorizes the repurchase of up to 5,000,000 shares of the Company’s common stock. This new repurchase program does not have a specific expiration date and no shares have been repurchased under this program as of April 26, 2006.

SONOCO PRODUCTS COMPANY
Item 4. Submission of Matters to a Vote of Security Holders.
The Company’s annual meeting of shareholders was held on April 19, 2006. The following matters, as described more fully in the Company’s Proxy Statement, were approved by the shareholders at this meeting:
The following directors were elected:

		VOTES
	Term	For	Withheld
Pamela L. Davies	3 years	85,193,106	1,847,015
Harris E. DeLoach, Jr.	3 years	85,783,600	1,256,521
Edgar H. Lawton, III	3 years	85,114,541	1,925,580
John E. Linville	3 years	86,498,289	541,832
James M. Micali	3 years	85,206,739	1,833,382
Marc D. Oken	2 years	85,008,059	2,032,062
Item 6. Exhibits.

Exhibit 15 –	Letter re unaudited interim financial information

Exhibit 31 –	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

Exhibit 32 –	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

SONOCO PRODUCTS COMPANY
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date: April 26, 2006	By: /s/ Charles J. Hupfer
Charles J. Hupfer
Senior Vice President and Chief Financial Officer
(principal financial officer)

By: /s/ Barry L. Saunders
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