Form 10-Q
period 2006-06-25
SONOCO PRODUCTS CO
filed 2006-07-27
CIK 91767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2006
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
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at July 21, 2006:
Common stock, no par value: 99,133,298

SONOCO PRODUCTS COMPANY
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Condensed Consolidated Balance Sheets – June 25, 2006 (unaudited) and December 31, 2005 (unaudited)

Condensed Consolidated Statements of Income – Three and Six Months Ended June 25, 2006 (unaudited) and June 26, 2005 (unaudited)

Condensed Consolidated Statements of Cash Flows Six Months Ended June 25, 2006 (unaudited) and June 26, 2005 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Report of Independent Registered Public Accounting Firm

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Item 4.	Controls and Procedures.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 6.	Exhibits.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	June 25,	December 31,
	2006	2005*
Assets
Current Assets
Cash and cash equivalents	$60,650	$59,608
Trade accounts receivable, net of allowances	451,393	413,209
Other receivables	32,401	45,225
Inventories:
Finished and in process	127,266	124,891
Materials and supplies	178,360	193,425
Prepaid expenses and other	57,406	49,142

	907,476	885,500
Property, Plant and Equipment, Net	954,714	943,951
Goodwill	596,435	573,903
Other Intangible Assets	77,134	73,037
Other Assets	485,226	505,349

Total Assets	$3,020,985	$2,981,740

Liabilities and Shareholders’ Equity
Current Liabilities
Payable to suppliers	$303,980	$265,219
Accrued expenses and other	224,969	230,641
Notes payable and current portion of long-term debt	102,543	124,530
Accrued taxes	1,135	96

	632,627	620,486
Long-Term Debt	674,564	657,075
Pension and Other Postretirement Benefits	180,748	173,939
Deferred Income Taxes and Other	255,514	266,926
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares
99,098 and 99,988 shares were issued and outstanding at June 25, 2006 and December 31, 2005, respectively	7,175	7,175
Capital in excess of stated value	378,941	418,668
Accumulated other comprehensive loss	(100,026)	(106,389)
Retained earnings	991,442	943,860

Total Shareholders’ Equity	1,277,532	1,263,314

Total Liabilities and Shareholders’ Equity	$3,020,985	$2,981,740

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2006	2005	2006	2005
Net sales	$917,010	$878,170	$1,735,779	$1,692,608
Cost of sales	742,984	717,426	1,405,577	1,383,548
Selling, general and administrative expenses	88,663	88,858	170,000	169,655
Restructuring charges (see Note 4)	2,564	9,143	4,919	14,185

Income before interest and income taxes	82,799	62,743	155,283	125,220
Interest expense	13,999	12,584	26,117	23,645
Interest income	(1,482)	(1,772)	(2,747)	(3,438)

Income before income taxes	70,282	51,931	131,913	105,013
Provision for income taxes	24,060	16,301	43,296	35,480

Income before equity in earnings of affiliates/minority interest in subsidiaries	46,222	35,630	88,617	69,533
Equity in earnings of affiliates/minority interest in subsidiaries	3,120	4,546	5,869	7,632

Net income	$49,342	$40,176	$94,486	$77,165

Average common shares outstanding:
Basic	99,342	99,245	99,864	99,114

Diluted	100,530	100,581	101,211	100,521

Per common share:
Net income:
Basic	$0.50	$0.40	$0.95	$0.78

Diluted	$0.49	$0.40	$0.93	$0.77

Cash dividends	$0.24	$0.23	$0.47	$0.45

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended
	June 25,	June 26,
	2006	2005*
Cash Flows from Operating Activities:
Net income	$94,486	$77,165
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	—	5,565
Depreciation, depletion and amortization	77,272	80,237
Non-cash share-based compensation expense	5,810	2,177
Equity in earnings of affiliates/minority interest in subsidiaries	(5,869)	(7,632)
Cash dividends from affiliated companies	4,098	2,000
Loss on disposition of assets	1,703	1,957
Tax effect of nonqualified stock options	3,369	969
Deferred taxes	(8,531)	(12,386)
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Receivables	(35,387)	(43,394)
Inventories	17,012	(30,999)
Prepaid expenses	(5,729)	(1,850)
Payables and taxes	(4,127)	(17,702)
Other assets and liabilities	16,693	12,118

Net cash provided by operating activities	160,800	68,225

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(59,095)	(59,430)
Cost of acquisitions, exclusive of cash acquired	(39,901)	(1,574)
Proceeds from the sale of assets	14,806	2,847
Other, net	(2,000)	—

Net cash used in investing activities	(86,190)	(58,157)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	14,002	34,503
Principal repayment of debt	(41,061)	(11,332)
Net increase (decrease) in commercial paper borrowings	18,000	(3,000)
Net increase in bank overdrafts	31,764	10,974
Excess tax benefit of share-based compensation	1,871	—
Cash dividends — common	(46,907)	(44,472)
Repurchase of common shares	(82,668)	—
Common shares issued	31,863	10,726

Net cash used in financing activities	(73,136)	(2,601)

Effects of Exchange Rate Changes on Cash	(432)	(2,000)

Net Increase in Cash and Cash Equivalents	1,042	5,467
Cash and cash equivalents at beginning of period	59,608	117,725

Cash and cash equivalents at end of period	$60,650	$123,192

*	Prior year’s data have been reclassified to conform to the current year’s presentation.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)
Note 1: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three and six months ended June 25, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
With respect to the unaudited condensed consolidated financial information of the Company for the three and six month periods ended June 25, 2006 and June 26, 2005 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 26, 2006 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.
Note 2: Acquisitions
During the six months ended June 25, 2006, the Company acquired tube and core assets from a business in Canada, which are included in the Tubes and Cores/Paper segment, a flexible packaging plant in Texas, which is included in the Consumer Packaging segment, and point-of-purchase display and packaging fulfillment assets in Illinois, which are included in the Packaging Services segment. The aggregate cost of these acquisitions was approximately $40,000 in cash. In conjunction with these acquisitions, the Company recorded a preliminary fair value of assets acquired as follows: identifiable intangibles of approximately $5,900, goodwill of approximately $14,600 and other net tangible assets of approximately $19,500.
Note 3: Shareholders’ Equity
Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2006	2005	2006	2005
Numerator:
Net income	$49,342	$40,176	$94,486	$77,165

Denominator:
Average common shares outstanding	99,342,000	99,245,000	99,864,0000	99,114,000
Dilutive effect of:
Employee stock options	569,000	1,114,000	769,000	1,056,000
Contingent employee share awards	619,000	222,000	578,000	351,000

Dilutive shares outstanding	100,530,000	100,581,000	101,211,000	100,521,000

SONOCO PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2006	2005	2006	2005
Reported net income per common share:
Basic	$.50	$0.40	$.95	$0.78

Diluted	$.49	$0.40	$.93	$0.77

Stock options to purchase approximately 1,833,000 and 3,256,000 shares at June 25, 2006 and June 26, 2005, respectively, were not dilutive and, therefore, are excluded from the computations of diluted income per common share amounts. No adjustments were made to reported net income in the computations of earnings per share.
Stock Repurchases
In 2001, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 5,000,000 shares of the Company’s common stock, in addition to approximately 290,000 shares that were authorized for repurchase prior to 2001. Therefore, the Company had authorizations to repurchase approximately 5,290,000 shares of common stock as of December 31, 2005. During the six months ended June 25, 2006, the Company repurchased 2,500,000 shares of Sonoco common stock for approximately $82,668.
On April 19, 2006, the Company’s Board of Directors rescinded all previously approved stock repurchase programs in conjunction with its approval of a new program, which authorizes the repurchase of up to 5,000,000 shares of the Company’s common stock. No             shares have been repurchased under this program.
Note 4: Restructuring Programs
In August 2003, the Company announced general plans to reduce its overall cost structure by $54,000 pretax by realigning and centralizing a number of staff functions and eliminating excess plant capacity. Pursuant to these plans, the Company has initiated or completed 22 plant closings and has terminated approximately 1,120 employees. As of June 25, 2006, the Company had incurred cumulative pre-tax charges, net of adjustments, of approximately $99,456 associated with these activities. The following table provides additional details of these net charges:

	Severance	Asset
	and	Impairment/	Other
	Termination	Disposal	Exit
	Benefits	of Assets	Costs	Total
Tubes and Cores/Paper Segment	$37,393	$16,009	$15,238	$68,640
Consumer Packaging Segment	11,001	4,586	6,176	21,763
Packaging Services Segment	333	—	—	333
All Other Sonoco	2,995	326	92	3,413
Corporate	5,094	—	213	5,307

Cumulative Restructuring Charges, net of adjustments	$56,816	$20,921	$21,719	$99,456

The Company expects to recognize an additional pre-tax cost of approximately $1,300 in the future associated with these activities, which is comprised entirely of other exit costs. Of the additional cost, approximately $900 is related to the Tubes and Cores/Paper segment and approximately $400 is related to the Consumer Packaging segment.

SONOCO PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)
During the three months ended June 25, 2006 and June 26, 2005, the Company recognized restructuring charges, net of adjustments, of $2,564 ($1,669 after tax) and $9,143 ($6,126 after tax), respectively. The current year charges relate primarily to the closure of two tube and core plants in the United States. The following table provides additional details of these net charges:

	Severance	Asset
	and	Impairment/	Other
	Termination	Disposal	Exit
	Benefits	of Assets	Costs	Total
2006 - Second Quarter
Tubes and Cores/Paper Segment	$736	$—	$1,788	$2,524
Consumer Packaging Segment	36	—	4	40

Total	$772	$—	$1,792	$2,564

2005 - Second Quarter
Tubes and Cores/Paper Segment	$2,395	$4,435	$1,108	$7,938
Consumer Packaging Segment	119	—	1,207	1,326
All Other Sonoco	(80)	(41)	—	(121)

Total	$2,434	$4,394	$2,315	$9,143

During the three months ended June 25, 2006 and June 26, 2005, the Company also recorded non-cash after-tax income in the amounts of $121 and $536, respectively, in order to reflect Ahlstrom’s portion of restructuring costs that were charged to expense. This income, which resulted from the closure of certain plants that the Company contributed to Sonoco-Alcore, is included in “Equity in earnings of affiliates/minority interest in subsidiaries” in the Company’s Consolidated Statements of Income.
During the six months ended June 25, 2006 and June 26, 2005, the Company recognized restructuring charges, net of adjustments, of $4,919 ($3,145 after tax) and $14,185 ($9,772 after tax), respectively. The current year charges relate primarily to the closure of two tube and core plants in the United States and one flexible packaging plant in the United States. The following table provides additional details of these net charges:

	Severance	Asset
	and	Impairment/	Other
	Termination	Disposal	Exit
	Benefits	of Assets	Costs	Total
2006 - Year to Date
Tubes and Cores/Paper Segment	$1,411	$2	$2,817	$4,230
Consumer Packaging Segment	667	—	22	689

Total	$2,078	$2	$2,839	$4,919

2005 - Year to Date
Tubes and Cores/Paper Segment	$3,207	$4,750	$2,283	$10,240
Consumer Packaging Segment	744	1,367	1,955	4,066
All Other Sonoco	(80)	(41)	—	(121)

Total	$3,871	$6,076	$4,238	$14,185

SONOCO PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)
During the six months ended June 25, 2006 and June 26, 2005, the Company also recorded non-cash after-tax income in the amounts of $221 and $1,064, respectively, in order to reflect Ahlstrom’s portion of restructuring costs that were charged to expense. This income, which resulted from the expected closure of certain plants that the Company contributed to Sonoco-Alcore, is included in “Equity in earnings of affiliates/minority interest in subsidiaries” in the Company’s Consolidated Statements of Income.
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

	Severance	Asset
	and	Impairment/	Other
	Termination	Disposal	Exit
	Benefits	of Assets	Costs	Total
Liability, December 31, 2005	$2,909	$—	$7,007	$9,916
New Charges	1,764	114	3,289	5,167
Cash payments	(2,863)	—	(3,870)	(6,733)
Asset impairment (noncash)	—	3	—	3
Foreign Currency Translation	35	—	62	97
Adjustments and disposal of assets	314	(117)	(445)	(248)

Liability, June 25, 2006	$2,159	$—	$6,043	$8,202

Other exit costs consist primarily of building lease termination charges and other miscellaneous exit costs.
The Company expects to pay the majority of the remaining restructuring costs, with the exception of ongoing pension subsidies and certain building lease termination expenses, by the end of the third quarter of 2006, using cash generated from operations.
Note 5: Comprehensive Income
The following table reconciles net income to comprehensive income:

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2006	2005	2006	2005
Net income	$49,342	$40,176	$94,486	$77,165
Other comprehensive income:
Foreign currency translation adjustments	8,047	(9,200)	13,872	(15,765)
Changes in derivative financial instruments, net of income tax	(2,958)	261	(7,509)	4,420

Comprehensive income	$54,431	$31,237	$100,849	$65,820

SONOCO PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)
The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable, for the six months ended June 25, 2006:

	Foreign	Minimum		Accumulated
	Currency	Pension	Derivative	Other
	Translation	Liability	Financial	Comprehensive
	Adjustment	Adjustment	Instruments	Loss
Balance at December 31, 2005	$(59,833)	$(57,737)	$11,181	$(106,389)
Year-to-date change	13,872	—	(7,509)	6,363

Balance at June 25, 2006	$(45,961)	$(57,737)	$3,672	$(100,026)

At June 25, 2006, the Company had commodity swaps outstanding to fix the costs of a portion of raw materials and energy. These swaps, which have maturities ranging from October 2006 to June 2009, qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133 ‘Accounting for Derivative Instruments and Hedging Activities’ (FAS 133). The fair market value of these commodity swaps was a favorable position of $5,770 ($3,672 after tax) and $17,470 ($11,181 after tax) at June 25, 2006 and December 31, 2005, respectively.
In January 2004, the Company entered into an agreement to swap the interest rate from fixed to floating on $100,000 of its $250,000 6.5% notes maturing in 2013. During June 2004, the Company entered into a similar agreement to swap the interest rates from fixed to floating on all of its newly issued $150,000 of 5.625% notes maturing in 2016. The fair market value of these interest rate swaps was an unfavorable position of $1,098 and a favorable position of $4,483, respectively, at December 31, 2005. During the six months ended June 25, 2006, the Company terminated both of its interest rate swaps. At the time of termination, the fair value of the interest rate swap related to the 6.5% notes was an unfavorable position of $3,048, and the fair value of the interest rate swap related to the 5.625% notes was a favorable position of $887. In accordance with FAS 133, interest expense is being adjusted by amortization of the gain and loss associated with these swap terminations over the remaining life of the related bonds. Termination of these swaps increased the Company’s proportion of fixed rate debt, reducing its exposure to the effects of rising interest rates.
The cumulative tax benefit of the Minimum Pension Liability Adjustments was $26,746 at June 25, 2006 and December 31, 2005. Additionally, the deferred tax liability of Derivative Financial Instruments was $2,077 and $6,289 at June 25, 2006 and December 31, 2005, respectively. The tax effect on Derivative Financial Instruments for the three and six months ended June 25, 2006 was $1,652 and $4,212, respectively.
Note 6: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill for the six months ended June 25, 2006 is as follows:

	Tubes and	Consumer	Packaging
	Cores/Paper	Packaging	Services	All Other
	Segment	Segment	Segment	Sonoco	Total
Balance as of December 31, 2005	$189,635	$170,383	$148,125	$65,760	$573,903
2006 Acquisitions	104	14,233	243	—	14,580
Adjustments	500	81	—	—	581
Foreign currency translation	4,167	3,165	69	(30)	7,371

Balance as of June 25, 2006	$194,406	$187,862	$148,437	$65,730	$596,435

SONOCO PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)
Other Intangible Assets
A summary of other intangible assets as of June 25, 2006 and December 31, 2005 is as follows:

	June 25, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Patents	$3,360	$(3,170)	$3,378	$(3,110)
Customer lists	86,927	(17,750)	81,026	(14,690)
Land use rights	6,492	(2,649)	6,011	(2,148)
Supply agreements	1,000	(448)	5,261	(4,619)
Other	7,891	(4,519)	6,703	(4,775)

Total	$105,670	$(28,536)	$102,379	$(29,342)

Intangible assets are amortized, usually on a straight-line basis, over their respective useful lives, which generally range from three to fifteen years. Aggregate amortization expense on intangible assets was $1,593 and $1,655 for the three months ended June 25, 2006 and June 26, 2005, respectively, and $3,398 and $3,502 for the six months ended June 25, 2006 and June 26, 2005, respectively. Amortization expense on the other intangible assets identified in the table above is expected to approximate $7,100 in 2006, $6,800 in 2007, $6,400 in 2008, $5,900 in 2009 and $5,700 in 2010.
Note 7: Dividend Declarations
On February 1, 2006, the Board of Directors declared a regular quarterly dividend of $0.23 per share. This dividend was paid March 10, 2006 to all shareholders of record as of February 17, 2006.
On April 19, 2006, the Board of Directors declared a regular quarterly dividend of $0.24 per share. This dividend was paid June 9, 2006 to all shareholders of record as of May 19, 2006.
Additionally, on July 19, 2006, the Board of Directors declared a regular quarterly dividend of $0.24 per share. This dividend is payable September 8, 2006 to all shareholders of record as of August 18, 2006.
Note 8: Stock Plans
The Company has a shareholder approved Key Employee Stock Plan (the Plan) under which common shares are reserved for sale to certain employees and nonemployee directors. The exercise price of stock appreciation rights (SARs) or stock options granted under the plans is the market value of the shares at the date of grant. There were 3,461,388 shares reserved for future grants at June 25, 2006.
Effective January 1, 2006, the Company adopted the fair value method of accounting for share-based compensation arrangements in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), ‘Share-Based Payment’ (FAS 123(R)), using the modified prospective method of transition. Under the provisions of FAS 123(R), the estimated fair value of share-based awards granted is recognized as compensation expense over the service period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of FAS 123(R) for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption. The Company had no unvested stock options outstanding at the date of adoption.
Prior to January 1, 2006, the Company accounted for share-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, ‘Accounting for Stock Issued to Employees’ (APB 25), and its related interpretations. Under the

SONOCO PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)
provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant.
Prior to the adoption of FAS 123(R), the Company presented all tax benefits resulting from share-based compensation as cash flows from operating activities in the condensed consolidated statements of cash flows. FAS 123(R) requires cash flows resulting from tax deductions in excess of the grant-date fair value of share-based awards to be included in cash flows from financing activities. This excess tax benefit of $1,871 related to share-based compensation in the first six months of 2006 has been included in cash flows from financing activities.
Stock Option Plans
Prior to January 1, 2006, the Company granted options that were generally exercisable one year after the date of grant or upon retirement and expire 10 years after the date of grant, although all options granted in 2005 vested immediately. This immediate vesting would have resulted in the recognition of most of the Company’s stock-based employee compensation in the first quarter of 2005 under Statement of Financial Accounting Standards No. 123, ‘Accounting for Stock-Based Compensation’ (FAS 123). The first six months of 2006 expense is not directly comparable to the proforma expense for the corresponding period of 2005 due to the vesting acceleration of 2005. However, the annual proforma expense that was reported for 2005 is not materially different from the annual expense that will be reported in 2006.
Under the modified prospective method of transition, the Company is not required to restate its prior period financial statements to reflect disclosures of its net income and earnings per share for the prior year period. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation for the three and six months ended June 26, 2005:

	Three Months	Six Months
	Ended	Ended
	June 26, 2005	June 26, 2005

Net income, as reported	$40,176	$77,165
Add: Stock-based employee compensation cost, net of related tax effects, included in net income, as reported	720	1,426
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(753)	(5,624)

Proforma net income	$40,143	$72,967

Earnings per share:
Basic — as reported	$0.40	$0.78
Basic — proforma	$0.40	$0.74
Diluted — as reported	$0.40	$0.77
Diluted — proforma	$0.40	$0.73
Stock Appreciation Rights
On January 31, 2006, the Company’s Board of Directors approved the issuance of 760,650 stock-settled SARs to certain employees and non-employee directors under the Plan. The SARs were granted at the prevailing market price on the date of grant, and vest one year from the date of the grant and expire after 7 years.
The Company’s Condensed Consolidated Financial Statements as of and for the three months and six months ended June 25, 2006 reflect the impact of FAS 123(R) with respect to these SARs. For purposes of calculating share-based compensation expense under FAS 123(R) for retiree-eligible employees, the service completion date is assumed to be the grant date; therefore, expense associated with share-based

SONOCO PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)
compensation to these employees is recognized at that time. Due to this recognition of expenses associated with share-based compensation to retiree-eligible employees, share-based compensation expense generally will be higher in the first quarter since the Company usually makes an annual grant in February. The effect of the change from applying the original provisions of FAS 123 is outlined in the table below:

	Three Months Ended	Six Months Ended
	June 25, 2006	June 25, 2006

Income before income taxes	$(888)	$(2,649)
Net income	(583)	(1,777)
Cash flow provided by operating activities	(243)	(1,871)
Cash flow used in financing activities	243	1,871
Earnings per share:
Basic	(.01)	(.02)
Diluted	(.01)	(.02)
Share-based compensation expense recognized under FAS 123(R) is included in selling, general and administrative expense on the Condensed Consolidated Statements of Income.
As of June 25, 2006, there was $1,696 of total unrecognized compensation cost related to nonvested SARs. This cost will be recognized over the remaining weighted-average vesting period, which is approximately one year.
Method of Calculating Fair Values of Share-Based Compensation
The Company has computed the estimated fair values of all share-based compensation using the binomial option pricing model and has applied the assumptions set forth in the following table:

	Three and Six Months Ended
	June 25, 2006	June 26, 2005
Expected dividend yield	2.8%	3.5%
Expected stock price volatility	20.8%	26.2%
Risk-free interest rate	4.5%	3.8%
Expected life of options	4.0 years	4.5 years
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
The assumptions employed in the calculation of the fair value of share-based compensation expense for the three and six months ended June 25, 2006 were calculated as follows:
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

SONOCO PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)
The following table sets forth details about SARs and stock options granted, exercised or vested during the three and six months ended June 25, 2006 and June 26, 2005:

	Three Months Ended		Six Months Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Weighted-average grant date fair value of SARs and stock options granted	$5.59	$5.12	$5.86	$5.42
SARs and stock options granted	2,000	10,000	764,444	1,087,500
Total intrinsic value of options exercised	$1,583	$151	$13,477	$3,556
Weighted-average grant date fair value of stock options vested	$5.63	$5.54	$5.63	$5.54
Summary of Outstanding and Exercisable Options and SARs
The following tables summarize information about stock options and SARs outstanding and stock options exercisable at June 25, 2006:

	Options and SARs Outstanding
		Weighted-	Weighted-
		average	average
Range of	Number	Remaining	Exercise
Exercise Prices	Outstanding	Contractual Life	Price

$17.25 - $23.80	2,730,779	5.1 years	$21.84
$23.86 - $27.31	3,002,476	6.5 years	$25.37
$27.35 - $37.10	2,815,763	4.2 years	$31.65

$17.25 - $37.10	8,549,018	5.3 years	$26.31

	Options Exercisable
		Weighted-
		average
Range of	Number	Exercise
Exercise Prices	Exercisable	Price

$17.25 - $23.80	2,730,779	$21.84
$23.86 - $27.31	3,002,476	$25.37
$27.35 - $37.10	2,048,069	$31.02

$17.25 - $37.10	7,781,324	$25.62

The activity related to the stock options and SARs is presented below:

				Weighted-
		Weighted-		average
	Options and	average	Aggregate	Remaining
	SARs	Exercise	Intrinsic	Contractual
	Outstanding	Price	Value	Life (Years)

Options outstanding and exercisable, December 31, 2005	9,373,305	$25.33
Granted	764,444	$33.34
Exercised	(1,580,591)	$23.89	$13,477
Canceled	(8,140)	$24.59

Outstanding at June 25, 2006	8,549,018	$26.31	$51,926	5.3 years
Options exercisable at June 25, 2006	7,781,324	$25.62	$47,427	4.9 years

SONOCO PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)
Performance-based Stock Plans
As of June 25, 2006 and December 31, 2005, the Company had outstanding awards in the form of contingent-share units granted to certain of its executives and other members of its management team. The performance vesting of the awards, which can range from 260,668 to 782,002 shares, is tied to growth in earnings and improved capital effectiveness over a three-year period. The 2004 awards are tied to performance targets through fiscal year 2006, and can range from 76,338 to 229,012 shares. The 2005 awards are tied to performance targets through fiscal year 2007, and can range from 85,050 to 255,150 shares. The 2006 awards are tied to performance through 2008 and can range from 99,280 to 297,840 shares. The Company’s 2003 performance plan completed its three-year performance cycle on December 31, 2005, and participants to whom awards had previously been granted earned 99,005 shares of common stock based on meeting performance goals set by the plan. These shares were issued during the first quarter of 2006. Noncash stock-based compensation associated with these performance-based plans totaled $1,631 and $620 pretax for the three months and totaled $2,880 and $1,533 pretax for the six months ended June 25, 2006 and June 26, 2005, respectively. The adoption of FAS 123(R) did not materially change the expense recognition of these contingent share units. As of June 25, 2006, there was approximately $11,000 of total unrecognized compensation cost related to nonvested contingent share units issued under the performance-based plans. This cost is expected to be recognized over a weighted-average period of two years.
Restricted Stock Plan
Since 1994, the Company has granted one-time awards of contingent shares units to certain of the Company’s executives. These awards vest over a five-year period with one-third vesting on the third, fourth and fifth anniversaries of the grant. An executive must be actively employed by the Company on the vesting date for shares to be issued. Once vested, these awards do not expire. As of June 25, 2006, a total of 355,964 contingent             shares granted under this plan remained outstanding, 283,595 of which are vested. Noncash stock based compensation associated with these performance-based plans totaled $150 and $462 pretax for the three months and $212 and $644 for the six months ended June 25, 2006 and June 26, 2005, respectively. The adoption of FAS 123(R) did not materially change the expense recognition of these contingent share units. As of June 25, 2006, there was $1,300 of total unrecognized compensation cost related to nonvested contingent shares units issued under the restricted stock plan. This cost is expected to be recognized over a weighted-average period of four years.
The activity related to the contingent share units granted as performance-based and restricted stock is as follows:

			Total
			Contingent	Value Per
	Nonvested	Vested	Share Units	Share

Outstanding, December 31, 2005	436,301	509,268	945,569	$23.48
Granted	254,500	5,911	260,411	$33.37
Exercised		(228,317)	(228,317)	($23.38)
Performance Adjustments/Other	(2,698)	(3,267)	(5,965)	($22.93)

Outstanding at June 25, 2006	688,103	283,595	971,698	$27.97

Note 9: Employee Benefit Plans
The Company provides non-contributory defined benefit pension plans for a majority of its employees in the United States, and certain of its employees in Mexico and Belgium, as well as postretirement healthcare and life insurance benefits to the majority of its retirees and their eligible dependents in the United States and Canada. The Company froze participation for newly hired employees in its traditional defined benefit pension plan for salaried and non-union hourly U.S. employees effective December 31,

SONOCO PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)
2003. The Company adopted a new defined contribution plan, which covers U.S. employees hired on or after January 1, 2004. The Company also sponsors contributory pension plans covering the majority of its employees in the United Kingdom and Canada.
The components of net periodic benefit cost include the following:

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2006	2005	2006	2005
Retirement Plans
Service cost	$7,449	$6,638	$14,888	$13,218
Interest cost	16,103	15,044	32,076	30,119
Expected return on plan assets	(20,240)	(18,010)	(40,326)	(35,915)
Amortization of net transition obligation	153	144	303	299
Amortization of prior service cost	403	368	806	748
Amortization of net actuarial loss	7,106	5,725	14,076	11,430

Net periodic benefit cost	$10,974	$9,909	$21,823	$19,899

Retiree Health and Life Insurance Plans
Service cost	$626	$1,021	$1,252	$2,041
Interest cost	1,365	2,049	2,730	4,099
Expected return on plan assets	(568)	(723)	(1,136)	(1,448)
Amortization of prior service cost	(2,257)	(1,540)	(4,515)	(3,080)
Amortization of net actuarial loss	1,534	1,356	3,068	2,711

Net periodic benefit cost	$700	$2,163	$1,399	$4,323

During the six months ended June 25, 2006, the Company made contributions of approximately $5,145 to its retirement and retiree health and life insurance plans. The Company anticipates that it will make additional contributions of approximately $4,900 in 2006.
Note 10: Debt
On May 3, 2006, the Company entered into an amended and restated credit agreement to extend its $350,000 bank line of credit supporting its commercial paper program to a new five-year maturity. The term of the line of credit allows commercial paper borrowings up to the maximum amount of the line of credit to be classified as long-term debt. The amended and restated credit agreement also provides the Company the option to increase its credit line to $500,000 subject to the concurrence of its lenders.
Note 11: New Accounting Pronouncements
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
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainties in Income Taxes” (FIN 48). The Company is currently evaluating the impact that the new standard is expected to have upon its implementation in the first quarter of 2007.

SONOCO PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)
Note 12: Financial Segment Information
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
All Other Sonoco represents the activities and businesses of the Company’s consolidated subsidiaries that do not meet the aggregation criteria outlined in Statement of Financial Accounting Standards No. 131, ‘Disclosures about Segments of an Enterprise and Related Information’ (FAS 131), and therefore, cannot be combined with other operating segments into a reportable segment. All Other Sonoco includes the following products: wooden, metal and composite reels; molded and extruded plastics; custom-designed protective packaging; and paper amenities, such as coasters and glass covers.
The following table sets forth net sales, intersegment sales and operating profit for the Company’s three reportable segments and All Other Sonoco. Operating profit at the segmental level is defined as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income adjusted for restructuring charges, which are not allocated to the financial segments.
FINANCIAL SEGMENT INFORMATION

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2006	2005	2006	2005
Net Sales:
Consumer Packaging	$327,538	$312,369	$625,839	$589,224
Tubes and Cores/ Paper	386,661	367,926	725,149	721,081
Packaging Services	106,898	111,639	203,565	216,377
All Other Sonoco	95,913	86,236	181,226	165,926

Consolidated	$917,010	$878,170	$1,735,779	$1,692,608

Intersegment Sales:
Consumer Packaging	$981	$685	$2,106	$1,842
Tubes and Cores/ Paper	22,231	21,129	43,197	40,191
Packaging Services	36	60	38	113
All Other Sonoco	9,536	9,277	18,690	17,126

Consolidated	$32,784	$31,151	$64,031	$59,272

Income before income taxes:
Consumer Packaging — Operating Profit	$26,332	$24,541	$52,156	$46,873
Tubes and Cores/ Paper — Operating Profit	37,222	26,521	64,740	51,757
Packaging Services — Operating Profit	8,570	10,738	17,698	21,337
All Other Sonoco — Operating Profit	13,239	10,086	25,608	19,438
Restructuring charges	(2,564)	(9,143)	(4,919)	(14,185)
Interest, net	(12,517)	(10,812)	(23,370)	(20,207)

Consolidated	$70,282	$51,931	$131,913	$105,013

SONOCO PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)
Note 13: Commitments and Contingencies
The Company is a party to various legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings. The Company cannot currently determine the final outcome of the proceedings described below or the ultimate amount of potential losses. Pursuant to Statement of Financial Accounting Standards No. 5, ‘Accounting for Contingencies’ (FAS 5), management records accruals for estimated losses at the time that information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Accrued amounts are not discounted. Although the level of future expenditures for legal and environmental matters cannot be determined with any degree of certainty, it is management’s opinion that such costs, when finally determined, will not have an adverse material effect on the consolidated financial position of the Company.
Environmental Matters
The Company has been named as a potentially responsible party at several environmentally contaminated sites not owned by the Company. These regulatory actions represent the Company’s largest potential environmental liabilities. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing agreements with other potentially responsible parties with respect to a particular site. Such agreements relate to the sharing of legal defense costs or clean-up costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away. Accordingly, the ultimate cost to the Company with respect to such sites cannot be determined. As of June 25, 2006 and December 31, 2005, the Company had accrued $16,262 and $16,789, respectively, related to environmental contingencies. Actual costs to be incurred for these environmental matters in future periods may vary from current estimates because of the inherent uncertainties in evaluating environmental exposures.
On April 12, 2006, the United States and the State of Wisconsin sued NCR Corporation (NCR) and a wholly owned subsidiary of the Company, Sonoco-U.S. Mills, Inc., (U.S. Mills) in the United States District Court for the Eastern District of Wisconsin in Milwaukee (Civil Action No. 06-C-0484). NCR and U.S. Mills agreed to a Consent Decree with the United States and the State of Wisconsin. Pursuant to this Consent Decree, NCR and U.S. Mills would start removing contaminated sediment no later than May 1, 2007 at a contaminated area of the Fox River, a site just below the De Pere Dam. Although the defendants specifically did not admit liability for the allegations of the complaint, they are bound by the terms of the Consent Decree.
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
In June 2006 U.S. Mills became aware of the potential for further liability along a larger stretch of the lower Fox River. Although it has not accepted any liability nor entered into any cost sharing agreements with interested parties, U.S. Mills is in the early stages of reviewing this new information and cannot reasonably estimate the amount of its liability, if any, at this time. Accordingly, no additional reserve for potential remediation costs has been recognized by U.S. Mills at June 25, 2006. Although U.S. Mills’

SONOCO PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)
liability could exceed its net worth, Sonoco Products Company believes its maximum exposure is limited to the equity position of U.S. Mills which is approximately $80 million as of June 25, 2006, excluding any tax benefits that may further reduce the net charge.
Some, or all, of any costs incurred may be covered by insurance, or be subject to recovery from other parties, but no amounts have been recognized in the financial statements of the Company for such recovery. There can be no assurance, however, that such claims for recovery will be successful. The Company acquired U.S. Mills in 2001, and the alleged contamination predates the acquisition.
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
The effective tax rate for the three and six months ended June 25, 2006 was 34.2% and 32.8%, respectively, compared to 31.4% and 33.8%, respectively, for the corresponding periods in 2005. The effective tax rate for the quarter ended June 26, 2005, was lower than normal primarily due to a tax benefit of approximately $2,000 from the recognition of deferred tax assets in Mexico for which a valuation allowance was no longer required. The effective tax rate for the six months ended June 25, 2006, was lower than the corresponding period in 2005 primarily as a result of adjustments to state tax accruals related to favorable state tax rulings and audit assessments. These adjustments, totaling approximately $4,000, occurred primarily in the first quarter.
Note 14: Subsequent Events
On July 24, 2006, the Company and Ahlstrom Corporation, Finland (Ahlstrom), announced an agreement under which the Company will acquire Ahlstrom’s 35.5 percent interest in Sonoco-Alcore, S.a.r.l., a joint venture formed in 2004 when the two companies combined their European tube, core and coreboard operations. The purchase, which will increase the Company’s ownership in the operations from 64.5 to 100 percent, will be through a direct purchase arrangement which replaces the previously disclosed put/call option arrangement. It is expected to be completed in this year’s third quarter, pending certain regulatory approvals. The Company, as the majority interest holder, has accounted for the joint venture as an acquisition since its inception and, therefore, has been consolidating the results of the joint venture and reporting Ahlstrom’s share as minority interest in its financial statements.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Directors of Sonoco Products Company:
We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of June 25, 2006, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 25, 2006, and June 26, 2005 and the condensed consolidated statements of cash flows for the six-month periods ended June 25, 2006 and June 26, 2005. These interim financial statements are the responsibility of the Company’s management.
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
July 27, 2006

SONOCO PRODUCTS COMPANY
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Statements included in this report that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The words “estimate,” “project,” “intend,” “expect,” “believe,” “plan,” “anticipate,” “objective,” “goal,” “guidance,” and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding offsetting high raw material costs; improved productivity and cost containment; adequacy of income tax provisions; refinancing of debt; adequacy of cash flows; anticipated amounts and uses of cash flows; effects of acquisitions and dispositions; adequacy of provisions for environmental liabilities; financial strategies and the results expected from them; continued payments of dividends; stock repurchases; and producing improvements in earnings. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, expectations, beliefs, plans, strategies and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, without limitation:
•	availability and pricing of raw materials;

•	success of new product development and introduction;

•	ability to maintain or increase productivity levels and contain or reduce costs;

•	international, national and local economic and market conditions;

•	fluctuations of obligations and earnings of pension and postretirement benefit plans;

•	ability to maintain market share;

•	pricing pressures and demand for products;

•	continued strength of our paperboard-based tubes and cores and composite can operations;

•	anticipated results of restructuring activities;

•	resolution of income tax contingencies;

•	ability to successfully integrate newly acquired businesses into the Company’s operations;

•	currency stability and the rate of growth in foreign markets;

•	use of financial instruments to hedge foreign currency, interest rate and commodity price risk;

•	liability for remediation of environmental problems;

•	actions of government agencies;

•	loss of consumer confidence; and

•	economic disruptions resulting from terrorist activities.
The Company undertakes no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

SONOCO PRODUCTS COMPANY
Results of Operations
Second Quarter 2006 Compared with Second Quarter 2005
Company Overview
Net sales for the second quarter of 2006 were $917 million, compared to $878 million for the second quarter of 2005.
The components of the sales change were:

($ in millions)

Volume	$16
Selling price	13
Currency exchange rate	11
Acquisitions/Divestitures	(1)

Total sales increase	$39

Company-wide sales volumes during the second quarter of 2006 were up approximately 2% over the same period in 2005. The volume increase due to acquisitions was basically offset by the impact of the fourth quarter of 2005 divestiture of a single-plant folding cartons operation.
On October 1, 2005, the Procter & Gamble Company’s (P&G) acquisition of The Gillette Company (Gillette) became effective, and Gillette became a wholly owned subsidiary of P&G. Consequently, sales to P&G represented more than 10% of the Company’s net sales during the three and six months ended June 25, 2006.
Income before income taxes for the second quarter increased from $51.9 million in 2005 to $70.3 million in 2006. Despite higher year-over-year material costs, the Company was able to produce a positive relationship between the year-over-year change in selling prices and the year-over-year change in material costs (“price/cost relationship”) during the second quarter of 2006, due primarily to the impact of price increases. In addition, income before income taxes increased due to ongoing productivity and purchasing initiatives along with improved results from the Company’s European paper-based tube/core and coreboard operations. During the second quarter of 2005, results were unfavorably impacted by the national paper strike in Finland that resulted in the shutdown of the Company’s paper and tube and core facilities in the area. Continued increases in energy, freight and labor costs partially offset these favorable variances. The higher sales volume had little impact on earnings, due to unfavorable shifts in the mix within the individual businesses of each segment. Income before income taxes included pretax charges in connection with the Company’s previously announced restructuring actions of approximately $3 million and $9 million for the second quarter of 2006 and 2005, respectively. These restructuring charges were not allocated to the operating segments. Net interest expense for the second quarter of 2006 increased to $12.5 million, compared with $10.8 million for the same period in 2005. This increase was due primarily to an increase in interest rates, partially offset by a decrease in average debt balances.
The Company expects a slight increase in volume during the third quarter of 2006 due primarily to the normal seasonality that occurs in the Consumer Packaging segment. The Company also anticipates that the price/cost relationship will be relatively neutral and that productivity improvements will be partially offset by year-over-year increases in the cost of labor, freight and energy.
The effective tax rate for the quarter ended June 26, 2006 was 34.2%, compared to 31.4% for the quarter ended June 27, 2005. This increase is primarily due to a tax benefit, recognized in 2005, in the amount of approximately $2 million from the recognition of deferred tax assets in Mexico for which a valuation allowance was no longer required.
Equity in earnings of affiliates/minority interest in subsidiaries for the second quarter of 2006 totaled approximately $3.1 million compared with approximately $4.5 million for the second quarter of 2005. This decrease was due primarily to higher minority interest associated with improved results in the Sonoco-Alcore business.
Reportable Segments
The Company reports results in three segments, Consumer Packaging, Tubes and Cores/ Paper and Packaging Services. All Other Sonoco represents the activities and businesses of the Company’s consolidated subsidiaries that do not meet the aggregation criteria outlined in Statement of Financial Accounting Standards No. 131, ‘Disclosures about Segments

SONOCO PRODUCTS COMPANY
of an Enterprise and Related Information’ (FAS 131) and therefore cannot be combined with other operating segments into a reportable segment.
Operating profit at the segmental level is defined as the segments’ portion of “Income before income taxes” on the Company’s Condensed Consolidated Statements of Income, adjusted for restructuring charges and net interest expense. Because segmental results are computed based on the manner in which the Company’s management reviews financial results, restructuring and net interest charges are not considered in the calculation of operating profit. General corporate expenses, with the exception of restructuring charges, interest and income taxes, have been allocated as operating costs to each of the Company’s reportable segments and All Other Sonoco. See Note 12 to the Company’s Condensed Consolidated Financial Statements for more information on reportable segments.
Consumer Packaging Segment
The Consumer Packaging segment includes the following products: round and shaped rigid packaging, both composite and plastic; printed flexible packaging; and metal and plastic ends and closures.
Net sales of the Consumer Packaging segment for the second quarter of 2006 totaled approximately $328 million, compared to approximately $312 million in the second quarter of 2005. This increase was due primarily to increased selling prices in composite cans, closures and flexible packaging as well as a favorable impact of foreign exchange rates. Increased volume in composite cans was basically offset by lower volumes in flexible packaging.
Operating profit, as defined above, for the Consumer Packaging segment in the second quarter of 2006 was approximately $26 million, up from approximately $25 million for the same period in 2005. This increase resulted primarily from higher selling prices as well as reduced costs related to on-going productivity initiatives. These favorable impacts were partially offset by rising costs for materials, energy, freight and labor.
Tubes and Cores/Paper Segment
Effective December 31, 2005, the Company changed the name of the Engineered Carriers and Paper segment to Tubes and Cores/Paper because the term “tubes and cores” is more generally understood than “engineered carriers” in the businesses included in this segment. Its products include: high-performance paper and composite paperboard tubes and cores; fiber-based construction tubes and forms; recycled paperboard; linerboard; and recovered paper.
Net sales of the Tubes and Cores/Paper segment for the second quarter of 2006 totaled approximately $387 million, compared to approximately $368 million in the second quarter of 2005. This increase was due primarily to higher volumes, mainly in global paper operations, higher selling prices of tubes and cores and the favorable impact of foreign exchange rates.
Operating profit, as defined above, for Tubes and Cores/Paper segment in the second quarter of 2006 was approximately $37 million, up from approximately $27 million for the same period in 2005. The increase in operating profit is primarily due to cost reductions resulting from productivity and purchasing initiatives and a favorable price/cost relationship. These improvements were partially offset by higher energy, freight and labor costs.
Packaging Services Segment
The Packaging Services segment provides the following products and services: point-of-purchase displays; packaging fulfillment; contract packing; brand artwork management; and supply chain management.
Net sales of the Packaging Services segment for the second quarter of 2006 totaled approximately $107 million, compared to approximately $112 million in the second quarter of 2005. This decrease is primarily due to year-over-year reduction in point-of-purchase display and rework activity, lower volume in certain European Service Centers, as well as the loss of sales from a single plant folding carton operation which was sold at the end of 2005.
Operating profit, as defined above, for the Packaging Services segment was approximately $9 million in the second quarter of 2006, compared to approximately $11 million for the same period in 2005. This decrease was primarily due to lower volumes, partially offset by productivity improvements and cost containment.

SONOCO PRODUCTS COMPANY
All Other Sonoco
All Other Sonoco includes the following products: wooden, metal and composite reels for wire and cable packaging; molded and extruded plastics; custom designed protective packaging; and paper amenities, such as coasters and glass covers.
Net sales of All Other Sonoco for the second quarter of 2006 totaled approximately $96 million, compared to approximately $86 million in the second quarter of 2005. This increase was primarily due to higher selling prices and volumes in wire and cable reels along with volume gains in protective packaging.
Operating profit, as defined above, for All Other Sonoco was approximately $13 million in the second quarter of 2006, compared to approximately $10 million for the same period in 2005. This increase resulted primarily from the impact of higher selling prices along with on-going productivity initiatives.
June 2006 Year-to-Date Compared with June 2005 Year-to-Date
Company Overview
Net sales for the first six months of 2006 were $1,736 million, compared to $1,693 million for the first six months of 2005.
The components of the sales change were:

($ in millions)

Volume	$19
Selling price	18
Currency exchange rate/Other	11
Acquisitions/Divestitures	(5)

Total sales increase	$43

Selling prices increased in the majority of the Company’s business units during the first six months of 2006, with the only notable exception being the North American recovered paper operations. Company-wide sales volumes during the first six months of 2006 were up approximately 1% over the same period in 2005. The net impact of several small acquisitions and the Company’s divestiture of a single-plant folding cartons operation was minimal.
Income before income taxes totaled approximately $132 million in the first six months of 2006, compared to approximately $105 million for the same period in 2005. This increase was due primarily to a favorable price/cost relationship and reduced costs resulting from ongoing productivity and purchasing initiatives. These increases were partially offset by increased costs of freight, labor and energy. Income before income taxes included pretax charges in connection with the Company’s previously announced restructuring actions of approximately $5 million and $14 million for the first six months of 2006 and 2005, respectively. These restructuring charges were not allocated to the operating segments. Net interest expense increased by approximately $3 million due to higher interest rates partially offset by lower average debt levels.
The effective tax rate for the six months ended June 25, 2006 was 32.8%, compared to 33.8% for the six months ended June 26, 2005. This decrease was primarily due to adjustments to certain state tax accruals related to favorable state tax rulings and audit settlements.
Equity in earnings of affiliates/minority interest in subsidiaries for the first six months of 2006 totaled approximately $5.9 million compared with approximately $7.6 million for the first six months of 2005. This change was due primarily to the impact on higher minority interest associated with increased profitability at the Sonoco-Alcore joint venture.
Reportable Segments
Consumer Packaging Segment
Net sales of the Consumer Packaging segment for the first six months of 2006 totaled approximately $626 million, compared to approximately $589 million in the first six months of 2005. This increase was due primarily to increased volumes and selling prices in global composite cans; increased selling prices of closures and flexible packaging; and the favorable impact of foreign exchange rates. Partially offsetting these improvements were volume declines in closures and flexible packaging.

SONOCO PRODUCTS COMPANY
Operating profit, as defined above, for the Consumer Packaging segment in the first six months of 2006 was approximately $52 million, up from approximately $47 million for the same period in 2005. This increase resulted primarily from reduced costs related to on-going productivity and purchasing initiatives as well as a favorable price/cost relationship. These favorable impacts were partially offset by increased costs for energy, freight and labor, and an unfavorable shift in the mix of business within the segment.
Tubes and Cores/Paper Segment
Net sales of the Tubes and Cores/ Paper segment for the first six months of 2006 totaled approximately $725 million, slightly higher than approximately $721 million in the first six months of 2005. The impact of increased volume, primarily in global paper operations; increased selling prices in North American tubes and cores; and the favorable impact of foreign exchange rates, were nearly offset by decreased selling prices of recovered paper and continued weak demand in European and North American tube and core operations.
Operating profit, as defined above, for the Tubes and Cores/Paper segment in the first six months of 2006 was approximately $65 million, up from approximately $52 million for the same period in 2005. Operating profit improved as the result of productivity improvements, cost reductions resulting from restructuring actions, and a favorable price/cost relationship, mainly resulting from price increases in paperboard, tubes and cores in North America and Europe. Partially offsetting these improvements were continued cost increases for energy, freight and labor, along with an unfavorable shift in the mix of the business in the segment.
Packaging Services Segment
Net sales of the Packaging Services segment for the first six months of 2006 totaled approximately $204 million, compared to approximately $216 million in the first six months of 2005. This decrease was due to the loss of sales resulting from the sale of a single-plant folding cartons operation as well as decreased volume. Fulfillment sales and point-of-purchase displays sales were unusually strong in the first half of 2005, and while lower in the first half of 2006, are at or near management’s expectations and are expected to improve during the second half.
Operating profit, as defined above, for the Packaging Services segment was approximately $18 million in the first six months of 2006, compared to approximately $21 million for the same period in 2005. This decrease can be attributed primarily to the impact of lower volumes, partially offset by increased productivity and a favorable price/cost relationship.
All Other Sonoco
Net sales of All Other Sonoco for the first six months of 2006 totaled approximately $181 million, compared to approximately $166 million in the first six months of 2005. This increase was primarily due to higher selling prices and increased volume in wire and cable reels and protective packaging.
Operating profit, as defined above, for All Other Sonoco was approximately $26 million in the first six months of 2006, compared to approximately $19 million for the same period in 2005. This increase resulted primarily from on-going productivity and purchasing initiatives, a favorable price/cost relationship and higher volumes in protective packaging. Partially offsetting these positive factors were increased costs for energy, freight and labor.
Financial Position, Liquidity and Capital Resources
The Company’s financial position remained strong during the first six months of 2006. Total debt decreased by approximately $5 million to $777 million from $782 million at December 31, 2005. The decrease was due primarily to the repayment of approximately $24 million of Brazilian Real denominated debt offset partially by an $18 million increase in commercial paper. Outstanding commercial paper totaled $48 million and $30 million at June 25, 2006 and December 31, 2005, respectively.
For the first six months of 2006, cash flows from operations totaled approximately $161 million, compared with approximately $68 million for the same period in 2005. This increase of approximately $93 million was primarily the result of reduced working capital requirements and improved profitability. The working capital improvement was due primarily to unusually strong sales in the latter part of the fourth quarter of 2005, which were collected during the first

SONOCO PRODUCTS COMPANY
quarter of 2006. In addition, Company-wide working capital initiatives related to inventory and accounts payable improved operating cash flow in the first six months of 2006, compared with the first six months of 2005.
During the first six months of 2006, the Company repurchased 2.5 million shares of Sonoco common stock for approximately $83 million. The shares were repurchased under an existing authorization to repurchase up to approximately 5.29 million shares. On April 19, 2006, the Company’s Board of Directors rescinded all previously approved stock repurchase programs in conjunction with its approval of a new program, which authorizes the repurchase of up to 5.0 million shares of the Company’s common stock. This new repurchase program does not have a specific expiration date and no shares have been repurchased under this program. Currently, the Company has no plans to purchase additional shares of its common stock.
During the six months ended June 25, 2006, the Company received cash proceeds of approximately $32 million from the issuance of common stock, which related to the exercise of stock options, and collected $14.5 million in notes receivable related to the sale of certain assets in December 2005. In addition, during the six months ended June 25, 2006, the Company funded capital expenditures and acquisitions of approximately $59 million and $40 million, respectively, and paid dividends of approximately $47 million.
In January 2004, the Company entered into an agreement to swap the interest rate from fixed to floating on $100 million of its $250 million 6.5% notes maturing in 2013. During June 2004, the Company entered into a similar agreement to swap the interest rates from fixed to floating on all of its newly issued $150 million of 5.625% notes maturing in 2016. During the six months ended June 25, 2006, the Company terminated both of its interest rate swaps. Termination of these swaps increased the Company’s proportion of fixed rate debt, reducing its exposure to the effects of rising interest rates. At the time of termination, the fair value of the interest rate swap related to the 6.5% notes was an unfavorable position of approximately $3.0 million, and the fair value of the interest rate swap related to the 5.625% notes was a favorable position of approximately $0.9 million. In accordance with Statement of Financial Accounting Standards No. 133 ‘Accounting for Derivative Instruments and Hedging Activities’ (FAS 133), interest expense is being adjusted by amortization of the gain and loss associated with these swap terminations over the remaining life of the related bonds.
On May 3, 2006, the Company entered into an amended and restated credit agreement to extend its $350,000 bank line of credit supporting its commercial paper program to a new five-year maturity. The term of the line of credit allows commercial paper borrowings up to the maximum amount of the line of credit to be classified as long-term debt. The amended and restated credit agreement also provides the registrant the option to increase its credit line to $500,000 subject to the concurrence of its lenders.
At June 25, 2006, the Company had commodity swaps outstanding to fix the costs of a portion of raw materials and energy. These swaps, which have maturities ranging from October 2006 to June 2009, qualify as cash flow hedges under FAS 133. The fair market value of these commodity swaps was a favorable position of $5.7 million ($3.7 million after tax) and $17.5 million ($11.2 million after tax) at June 25, 2006 and December 31, 2005, respectively.
Restructuring and Impairment
During the fourth quarter of 2005, the Company began an in-depth review of its global Tubes and Cores/Paper operations. This review, which is expected to be completed in the third quarter of 2006, is intended to examine the Company’s served markets in this segment (principally textiles, paper and film) and address issues such as market growth, capacity, technology and competition. Depending upon the conclusions reached, a further restructuring of operations may result. Further information regarding the Company’s existing restructuring programs is provided in Note 4 to the Company’s Condensed Consolidated Financial Statements.

SONOCO PRODUCTS COMPANY
New Accounting Pronouncements
Information regarding new accounting pronouncements is provided in Note 11 to the Company’s Condensed Consolidated Financial Statements.
Environmental
The Company has been named as a potentially responsible party (PRP) at several environmentally contaminated sites not owned by the Company. These regulatory actions represent the Company’s largest potential environmental liabilities. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing agreements with other potentially responsible parties with respect to a particular site. Such agreements relate to the sharing of legal defense costs or clean-up costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods may vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites cannot be determined. As of June 25, 2006 and December 31, 2005, the Company had accrued $16,262 and $16,789, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.
The Company believes the issues regarding the Fox River, which are discussed in some detail below, currently represent the Company’s greatest loss exposure for environmental liability. The Company believes that all of its exposure to such liability for the Fox River is contained within its wholly-owned subsidiary, Sonoco-U.S. Mills, Inc. (U. S. Mills). Accordingly, regardless of the amount of liability that U. S. Mills may ultimately have, Sonoco Products Company believes its potential loss on account of Fox River issues is limited to U. S. Mills’ net worth, which was approximately $80 million at June 25, 2006.
As previously disclosed, U.S. Mills has been notified by governmental entities that it, together with a number of other companies, is a PRP for environmental claims under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and other statutes, arising out of the presence of polychlorinated biphenyls (PCBs) in sediments in the lower Fox River and in the bay of Green Bay in Wisconsin. U.S. Mills was named as a PRP because scrap paper purchased by U.S. Mills as a raw material for its paper making processes more than 30 years ago allegedly included carbonless copy paper that contained PCBs, some of which were included in wastewater from U.S. Mills’ manufacturing processes which was discharged into the Fox River. The Company acquired the stock of U.S. Mills in 2001, and the alleged contamination predates the acquisition. The Company was notified that it was a PRP, but responded that its only involvement was as a subsequent shareholder of U.S. Mills and, as such, has no responsibility.
The governmental entities making such claims against U.S. Mills and the other PRPs have been coordinating their actions, including the assertion of claims against the PRPs. Additionally, certain claimants have notified U.S. Mills and the other PRPs of their intent to commence a natural resource damage (NRD) lawsuit, but no such actions have been instituted.
A review of the circumstances leading to U.S. Mills’ being named a PRP and the current status of the remediation effort is set forth below.
In July 2003, USEPA and Wisconsin Department of Natural Resources (WDNR) issued their final clean-up plan (known as a Record of Decision, or ROD) for a portion of the Fox River. The ROD addressed the lower part of the Fox River and portions of Green Bay, where USEPA and WDNR (the Governments) estimate the bulk of the sediments that need to be remediated are located. In two portions of the lower part of the Fox River covered by the ROD – Operable Units (OUs) 3 and 4 – the Governments selected large-scale dredging as the clean-up approach. OU 3 is the section of the Fox River running downstream from Little Rapids to the DePere dam, and OU 4 runs from the DePere dam downstream to the mouth of the Fox River at Green Bay. U.S. Mills’ plant is below the DePere dam and, prior to 1972, discharged wastewater into the river downstream of the dam in OU 4. In the ROD, the Governments estimated that approximately 6.5 million cubic yards of sediment would be removed from OUs 3 and 4 at an estimated cost of approximately $284 million (approximately $26.5 million for OU 3 and approximately $257.5 million for OU 4). The

SONOCO PRODUCTS COMPANY
Governments also identified “capping” the river bed with appropriate materials as a “contingent remedy” to be evaluated during the remedial design process. For Green Bay (OU5), the Governments selected monitored natural attenuation as the clean-up approach at an estimated cost of approximately $40 million. The Governments also indicated that some limited dredging near the mouth of the river might be required, which would ultimately be determined during the design stage of the project. Earlier, in January 2003, the Governments had issued their ROD for the upper portions of the Fox River – OUs 1 and 2. Combining the cost estimates from both RODs, it appeared that the Governments expected the selected remedies for all five OUs to cost approximately $400 million, exclusive of contingencies. In March 2004, NCR and Georgia-Pacific (G-P) entered into an Administrative Order on Consent (AOC) with the Governments to perform engineering design work for the clean up of OUs 2-5.
In the course of the ongoing design work, additional sampling and data analysis identified elevated levels of PCBs in certain areas of OU 4 near the U.S. Mills plant (the OU 4 hotspot). In November 2005, the Governments notified U.S. Mills and NCR that they would be required to design and undertake a removal action that would involve dredging, dewatering and disposing of the PCB contaminated sediments from the OU 4 hotspot. In furtherance of this notification, on April 12, 2006, the United States and the State of Wisconsin sued NCR and U.S. Mills in the United States District Court for the Eastern District of Wisconsin in Milwaukee (Civil Action No. 06-C-0484). NCR and U.S. Mills agreed to a Consent Decree with the United States and the State of Wisconsin pursuant to which NCR and U.S. Mills were required to start removing contaminated sediment from the OU 4 hotspot no later than May 1, 2007. Although the defendants specifically did not admit liability for the allegations of the complaint, they are bound by the terms of the Consent Decree.
NCR and U.S. Mills reached agreement between themselves that each would fund 50% of the costs of remediation of the OU4 hotspot, which the Company currently estimates to be between $25 million and $30 million for the project as a whole. Project implementation will begin in 2006, but most of the project cost is expected to be incurred in 2007. Although the funding agreement does not acknowledge responsibility or prevent either party from seeking reimbursement from any other parties (including each other), the Company accrued $12.5 million in 2005 as its estimate of the portion of costs that U.S. Mills expects to fund under the funding agreement.
The contract for the first phase of the NCR – U.S. Mills remediation project with respect to the OU 4 hotspot has been awarded to a remedial contractor, and site preparation at the U.S. Mills plant (where the sediment will be dewatered) is about to commence. The remediation will involve removal of sediment from the riverbed, dewatering of the sediment and storage at an offsite landfill.
The extent of U.S. Mills’ potential liability remains subject to many uncertainties, and the Company periodically reevaluates U.S. Mills’ potential liability and the appropriate reserves based on current information. U.S. Mills’ eventual liability – which may be paid out over a period of ten to twenty years – will depend on a number of factors. In general, the most significant factors include: (1) the total remediation costs for the sites for which U.S. Mills might be found to have liability and the share of such costs U.S. Mills is likely to bear; (2) the total natural resource damages for such sites and the share of such costs U.S. Mills is likely to bear, and (3) U.S. Mills’ costs to defend itself in this matter.
At the time of the Company’s acquisition of U.S. Mills in 2001, U.S. Mills and the Company estimated U.S. Mills’s liability for the Fox River clean up at a nominal amount based on Government reports and conversations with the Governments about the anticipated limited extent of U.S. Mills’ responsibility, the belief, based on U.S. Mills’ prior assertions, that no significant amount of PCB contaminated raw materials had been used at the U.S. Mills plant, and the belief that any PCB contamination in the Fox River, other than a de minimus amount, was not caused by U.S. Mills. It appeared at that time that U.S. Mills and the Governments would be able to resolve the matter and dismiss U.S. Mills as a PRP for a nominal payment. Accordingly, no significant reserve was established at the time. However, the Governments subsequently declined to enter into such a settlement. Nonetheless, until recently U.S. Mills continued to believe that its liability exposure was very small based on its continuing beliefs that no significant amount of PCB contaminated raw materials had been used at the U.S. Mills plant and that any significant amount of PCB contamination in the section of the Fox River located adjacent to its plant was not caused by U.S. Mills.
In May/June 2005, U.S. Mills first learned of elevated levels of PCB’s (the OU4 hotspot) in the Fox River adjacent to its DePere plant. U.S. Mills, while still not believing its DePere plant was the source of this contamination, entered into the consent decree to remediate the OU4 hotspot as discussed above.

SONOCO PRODUCTS COMPANY
In June 2006, U.S. Mills first received the results of tests it initiated on the U.S. Mills property that suggest that the plant may have previously processed more than the de minimus amounts of PCB contaminated paper reflected in the records available to the Company. This information seemed to contradict the Company’s previous understanding of the history of the DePere plant. Further testing of the site is continuing to attempt to determine the extent of this recently discovered contamination. Based on these most recent findings, it is possible that U.S. Mills might be responsible for a larger portion of the remediation than previously anticipated. The total estimated cost set forth in the ROD for remediation of OU 4 was approximately $257.5 million (the more recent Basis of Design Report estimate is considerably higher) and the estimated cost of monitoring OU 5 was approximately $40 million. There are two alleged PRPs located in OU 4 (of which the smaller is the plant owned by U.S. Mills). It is possible that the owners of these two plants, together with the original generator of the carbonless copy paper, could be required to bear the substantial portion of the remediation costs of OU 4, and share with other PRPs the cost of monitoring OU5. U.S. Mills is currently evaluating all of its options and intends to vigorously defend against liability to the extent it deems it prudent and cost-effective to do so.
Because U.S. Mills has not yet been able to estimate with any certainty the portion of the total remediation costs that it might have to bear, reserves to account for the potential additional liability have not been increased at this point. Since no formal claims for natural resource damages have been made, U.S. Mills does not have a basis for estimating the possible cost of such claims. Accordingly, reserves have not been increased for this potential liability. However, for the entire river remediation project, the lowest estimate in the Governments’ 2000 report on natural resource damages was $176 million for natural resource damages.
In addition to its potential liability for OUs 4 and 5, U.S. Mills may have a contingent liability to Menasha Corporation to indemnify it for any amount for which it may be held liable in excess of insurance coverage for any environmental liabilities of a plant on OU 1 that U.S. Mills purchased from Menasha. Due to the uncertainty of Menasha’s liability and the extent of the insurance coverage, U.S. Mills has not established a reserve for this contingency.
U.S. Mills’ costs of defending itself in connection with environmental matters are expensed as incurred and are not included in the reserve.
The actual costs associated with cleanup of the Fox River site are dependent upon many factors and it is reasonably possible that remediation costs could be higher than the current estimate of project costs. Some, or all, of any costs incurred may be covered by insurance, or may be subject to recoupment from other parties, but no amounts have been recognized in the financial statements of the Company for such recovery. Given the ongoing remedial design work being conducted by NCR and U.S. Mills and the initial stages of remediation, it is possible there could be some additional changes to some elements of the reserve within the next year or thereafter, although that is difficult to predict.
In any event, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it has any liability for the liabilities of U.S. Mills. Accordingly, as stated above, the Company does not believe that the effect of U.S. Mills’ Fox River liabilities on the Company would result in a loss to the Company that would exceed the net worth of U.S. Mills, which was approximately $80 million at June 25, 2006.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial

SONOCO PRODUCTS COMPANY
officer concluded that such controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See discussion under the heading of “Environmental” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum
			Shares Purchased as	Number of Shares
			Part of Publicly	that May Yet be
	(a) Total Number of	(b) Average Price	Announced Plans or	Purchased under the
Period	Shares Purchased[1]	Paid per Share	Programs	Plans or Programs[2]
3/27/06 – 4/30/06	367,400	$33.82	367,400	2,790,000
Total	367,400	$33.82	367,400	2,790,000 [3]

[1]	All purchases were made in open-market transactions.

[2]	In 2001, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 5,000,000 shares of the Company’s common stock, in addition to approximately 290,000 shares that had previously been authorized for repurchase prior to 2001.

[3]	These shares remained available for repurchase until April 19, 2006 under the programs described above. However, on April 19, 2006, the Company’s Board of Directors rescinded these two programs in conjunction with its approval of a new program, which authorizes the repurchase of up to 5,000,000 shares of the Company’s common stock. This new repurchase program does not have a specific expiration date and no shares have been repurchased under this program.
Item 4. Submission of Matters to a Vote of Security Holders.
Incorporated by reference to Item 4 of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2006.
Item 6. Exhibits.
Exhibit 10 – Amended and Restated Credit Agreement
Exhibit 15 – Letter re: unaudited interim financial information
Exhibit 31 – Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)
Exhibit 32 – Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

SONOCO PRODUCTS COMPANY
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY (Registrant)
Date: July 27, 2006	By:	/s/ Charles J. Hupfer
Charles J. Hupfer
Senior Vice President and Chief Financial Officer (principal financial officer)

	By:	/s/ Barry L. Saunders
Barry L. Saunders
Staff Vice President and Corporate Controller (principal accounting officer)

SONOCO PRODUCTS COMPANY
EXHIBIT INDEX

Exhibit
Number	Description
10	Amended and Restated Credit Agreement

15	Letter re: unaudited interim financial information

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)