Form 10-Q
period 2006-09-24
SONOCO PRODUCTS CO
filed 2006-10-25
CIK 91767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2006
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
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at October 20, 2006:
Common stock, no par value: 99,745,007

SONOCO PRODUCTS COMPANY
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets — September 24, 2006 (unaudited) and December 31, 2005 (unaudited)

Condensed Consolidated Statements of Income — Three and Nine Months Ended September 24, 2006 (unaudited) and September 25, 2005 (unaudited)

Condensed Consolidated Statements of Cash Flows — Nine Months Ended September 24, 2006 (unaudited) and September 25, 2005 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Report of Independent Registered Public Accounting Firm

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Item 4. Controls and Procedures.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Item 6. Exhibits.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	September 24,	December 31,
	2006	2005*
Assets
Current Assets
Cash and cash equivalents	$117,925	$59,608
Trade accounts receivable, net of allowances	471,502	413,209
Other receivables	29,493	45,225
Inventories:
Finished and in process	131,682	124,891
Materials and supplies	173,226	193,425
Prepaid expenses and other	51,912	49,142

	975,740	885,500
Property, Plant and Equipment, Net	952,725	943,951
Goodwill	601,327	573,903
Other Intangible Assets	73,615	73,037
Other Assets	475,785	505,349

Total Assets	$3,079,192	$2,981,740

Liabilities and Shareholders’ Equity
Current Liabilities
Payable to suppliers	$326,661	$265,219
Accrued expenses and other	248,819	230,641
Notes payable and current portion of long-term debt	105,069	124,530
Accrued taxes	5,361	96

	685,910	620,486
Long-Term Debt, Net of Current Portion	625,624	657,075
Pension and Other Postretirement Benefits	183,894	173,939
Deferred Income Taxes and Other	246,216	266,926
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 99,552 and 99,988 shares were issued and outstanding at September 24, 2006 and December 31, 2005, respectively	7,175	7,175
Capital in excess of stated value	394,383	418,668
Accumulated other comprehensive loss	(92,702)	(106,389)
Retained earnings	1,028,692	943,860

Total Shareholders’ Equity	1,337,548	1,263,314

Total Liabilities and Shareholders’ Equity	$3,079,192	$2,981,740

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2006	2005	2006	2005
Net sales	$931,522	$881,058	$2,667,301	$2,573,666
Cost of sales	749,954	717,666	2,155,531	2,101,214
Selling, general and administrative expenses	88,777	85,274	258,777	254,929
Restructuring charges (see Note 4)	1,064	4,275	5,983	18,460

Income before interest and income taxes	91,727	73,843	247,010	199,063
Interest expense	12,542	13,864	38,659	37,509
Interest income	(1,801)	(1,942)	(4,548)	(5,380)

Income before income taxes	80,986	61,921	212,899	166,934
Provision for income taxes	23,191	19,109	66,487	54,589

Income before equity in earnings of affiliates/minority interest in subsidiaries	57,795	42,812	146,412	112,345
Equity in earnings of affiliates/minority interest in subsidiaries	3,296	3,101	9,165	10,733

Net income	$61,091	$45,913	$155,577	$123,078

Average common shares outstanding:
Basic	99,569	99,332	99,763	99,187

Diluted	101,011	100,413	101,176	100,260

Per common share
Net income:
Basic	$0.61	$0.46	$1.56	$1.24

Diluted	$0.60	$0.46	$1.54	$1.23

Cash dividends — common	$0.24	$0.23	$0.71	$0.68

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 24,	September 25,
	2006	2005*
Cash Flows from Operating Activities:
Net income	$155,577	$123,078
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	—	6,576
Depreciation, depletion and amortization	121,566	120,795
Non-cash share-based compensation expense	9,181	2,052
Equity in earnings of affiliates/minority interest in subsidiaries	(9,165)	(10,733)
Cash dividends from affiliated companies	6,151	4,342
(Gain) loss on disposition of assets	(4,650)	2,475
Tax effect of nonqualified stock options	9,868	1,187
Excess tax benefit of share-based compensation	(2,775)	—
Deferred taxes	(761)	(16,048)
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Receivables	(47,572)	(61,195)
Inventories	20,496	(23,609)
Prepaid expenses	475	(115)
Payables and taxes	60,516	(5,153)
Other assets and liabilities	11,960	16,949

Net cash provided by operating activities	330,867	160,601

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(87,529)	(92,228)
Cost of acquisitions, exclusive of cash acquired	(40,017)	(2,160)
Proceeds from the sale of assets	19,157	6,867
Other, net	(2,328)	—

Net cash used in investing activities	(110,717)	(87,521)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	31,474	24,241
Principal repayment of debt	(58,181)	(11,334)
Net increase (decrease) in commercial paper borrowings	(30,000)	(20,300)
Net increase in bank overdrafts	425	11,079
Excess tax benefit of share-based compensation	2,775	—
Cash dividends — common	(70,749)	(67,257)
Repurchase of common shares	(82,668)	—
Common shares issued	44,384	13,605

Net cash used in financing activities	(162,540)	(49,966)

Effects of Exchange Rate Changes on Cash	707	(260)

Net Increase in Cash and Cash Equivalents	58,317	22,854
Cash and cash equivalents at beginning of period	59,608	117,725

Cash and cash equivalents at end of period	$117,925	$140,579

*	Prior year’s data have been reclassified to conform to the current year’s presentation.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)
Note 1: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three and nine months ended September 24, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
With respect to the unaudited condensed consolidated financial information of the Company for the three and nine month periods ended September 24, 2006 and September 25, 2005 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 25, 2006 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.
Note 2: Acquisitions
During the nine months ended September 24, 2006, the Company acquired a tube and core business in Canada, which is included in the Tubes and Cores/Paper segment, a flexible packaging business in Texas, which is included in the Consumer Packaging segment, and a packaging fulfillment business in Illinois, which is included in the Packaging Services segment. The aggregate cost of these acquisitions was approximately $40,000 in cash. In conjunction with these acquisitions, the Company recorded a preliminary fair value of assets acquired as follows: identifiable intangibles of approximately $4,500, goodwill of approximately $16,000 and other net tangible assets of approximately $19,500. The Company has accounted for all of its acquisitions as purchases and, accordingly, has included their results of operations in consolidated net income from the date of acquisition.
On July 24, 2006, the Company and Ahlstrom Corporation, Finland (Ahlstrom), announced an agreement under which the Company would purchase Ahlstrom’s 35.5 percent interest in Sonoco-Alcore, S.a.r.l., a joint venture formed in 2004 when the two companies combined their European tube, core and coreboard operations. This purchase, which was completed in October 2006, increased the Company’s ownership in the operations from 64.5 to 100 percent and was made through a direct purchase arrangement which replaced the previously disclosed put/call option arrangement. The Company, as the majority interest holder, has accounted for the joint venture as an acquisition since its inception and, therefore, has been consolidating the results of the joint venture and reporting Ahlstrom’s share as minority interest in its financial statements.

SONOCO PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)
Note 3: Shareholders’ Equity
Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2006	2005	2006	2005
Numerator:
Net income	$61,091	$45,913	$155,577	$123,078

Denominator:
Average common shares outstanding	99,569	99,332	99,763	99,187
Dilutive effect of:
Employee stock options	816	704	819	639
Contingent employee share awards	626	377	594	434

Dilutive shares outstanding	101,011	100,413	101,176	100,260

Reported net income per common share:
Basic	$0.61	$0.46	$1.56	$1.24

Diluted	$0.60	$0.46	$1.54	$1.23

Stock options to purchase approximately 1,828,000 and 2,186,000 shares at September 24, 2006 and September 25, 2005, respectively, were not dilutive and, therefore, are excluded from the computations of diluted income per common share amounts. No adjustments were made to reported net income in the computations of earnings per share.
Stock Repurchases
In 2001, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 5,000,000 shares of the Company’s common stock, in addition to approximately 290,000 shares that were authorized for repurchase prior to 2001. Therefore, the Company had authorizations to repurchase approximately 5,290,000 shares of common stock as of December 31, 2005. From February 3, 2006, through April 4, 2006, the Company repurchased 2,500,000 shares of Sonoco common stock for approximately $82,668. On April 19, 2006, the Company’s Board of Directors rescinded all previously approved stock repurchase programs in conjunction with its approval of a new program, which authorizes the repurchase of up to 5,000,000 shares of the Company’s common stock. No shares have been repurchased under this program.
Note 4: Restructuring Programs (Refer Also to Note 14: Subsequent Events)
In August 2003, the Company announced general plans to reduce its overall cost structure by $54,000 pretax by realigning and centralizing a number of staff functions and eliminating excess plant capacity. Pursuant to these plans, the Company has initiated or completed 22 plant closings and has terminated approximately 1,120 employees. As of September 24, 2006, the Company had incurred cumulative pre-tax charges, net of adjustments, of approximately $100,520 associated with these and other restructuring activities. The following table provides additional details of these net charges:

SONOCO PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

	Severance	Asset
	and	Impairment/	Other
	Termination	Disposal	Exit
	Benefits	of Assets	Costs	Total
Tubes and Cores/Paper Segment	$37,255	$16,009	$16,058	$69,322
Consumer Packaging Segment	11,183	5,084	5,874	22,141
Packaging Services Segment	333	—	—	333
All Other Sonoco	2,999	326	92	3,417
Corporate	5,094	—	213	5,307

Cumulative Restructuring Charges, net of adjustments	$56,864	$21,419	$22,237	$100,520

The Company expects to recognize an additional pre-tax cost of approximately $800 in the future associated with these activities, which is comprised entirely of other exit costs. Of the additional cost, approximately $700 is related to the Tubes and Cores/Paper segment and approximately $100 is related to the Consumer Packaging segment.
During the three months ended September 24, 2006 and September 25, 2005, the Company recognized restructuring charges, net of adjustments, of $1,064 ($713 after tax) and $4,275 ($2,599 after tax), respectively. The current year charges relate primarily to the closure in previous quarters of two tube and core plants and a flexible packaging plant in the United States. The following table provides additional details of these net charges:

	Severance	Asset
	and	Impairment/	Other
	Termination	Disposal	Exit
	Benefits	of Assets	Costs	Total
2006 — Third Quarter
Tubes and Cores/Paper Segment	$(138)	$—	$820	$682
Consumer Packaging Segment	182	498	(302)	378
All Other Sonoco	4	—	—	4

Total	$48	$498	$518	$1,064

2005 — Third Quarter
Tubes and Cores/Paper Segment	$815	$500	$2,059	$3,374
Consumer Packaging Segment	(113)	—	307	194
All Other Sonoco	707	—	—	707

Total	$1,409	$500	$2,366	$4,275

During the three months ended September 24, 2006 and September 25, 2005, the Company also recorded non-cash after-tax income in the amounts of $142 and $140, respectively, in order to reflect Ahlstrom’s portion of restructuring costs that were charged to expense. This income, which resulted from the closure of certain plants that the Company contributed to Sonoco-Alcore, is included in “Equity in earnings of affiliates/minority interest in subsidiaries” in the Company’s Consolidated Statements of Income.
During the nine months ended September 24, 2006 and September 25, 2005, the Company recognized restructuring charges, net of adjustments, of $5,983 ($3,858 after tax) and $18,460 ($12,371 after tax), respectively. The current year charges relate primarily to the closure of two tube and core plants and a flexible packaging plant in the United States. The following table provides additional details of these net charges:

SONOCO PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

	Severance	Asset
	and	Impairment/	Other
	Termination	Disposal	Exit
	Benefits	of Assets	Costs	Total
2006 — Year to Date
Tubes and Cores/Paper Segment	$1,273	$2	$3,637	$4,912
Consumer Packaging Segment	849	498	(280)	1,067
All Other Sonoco	4	—	—	4

Total	$2,126	$500	$3,357	$5,983

2005 — Year to Date
Tubes and Cores/Paper Segment	$4,022	$5,250	$4,342	$13,614
Consumer Packaging Segment	631	1,367	2,262	4,260
All Other Sonoco	627	(41)	—	586

Total	$5,280	$6,576	$6,604	$18,460

During the nine months ended September 24, 2006 and September 25, 2005, the Company also recorded non-cash after-tax income in the amounts of $363 and $1,204, respectively, in order to reflect Ahlstrom’s portion of restructuring costs that were charged to expense. This income, which resulted from the expected closure of certain plants that the Company contributed to Sonoco-Alcore, is included in “Equity in earnings of affiliates/minority interest in subsidiaries” in the Company’s Consolidated Statements of Income.
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

	Severance	Asset
	and	Impairment/	Other
	Termination	Disposal	Exit
	Benefits	of Assets	Costs	Total
Liability, December 31, 2005	$2,909	$—	$7,007	$9,916
New Charges	2,001	612	4,273	6,886
Cash payments	(3,675)	(296)	(4,775)	(8,746)
Asset impairment (noncash)	—	(199)	(155)	(354)
Foreign Currency Translation	103	—	89	192
Adjustments and disposal of assets	137	(117)	(923)	(903)

Liability, September 24, 2006	$1,475	$—	$5,516	$6,991

Other exit costs consist primarily of building lease termination charges and other miscellaneous exit costs. Adjustments and disposals of assets consist primarily of revisions to estimates of building lease termination charges.
The Company expects to pay the majority of the remaining restructuring costs, with the exception of ongoing pension subsidies and certain building lease termination expenses, by the end of the fourth quarter of 2006, using cash generated from operations.

SONOCO PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)
Note 5: Comprehensive Income
The following table reconciles net income to comprehensive income:

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2006	2005	2006	2005
Net income	$61,091	$45,913	$155,577	$123,078
Other comprehensive income:
Foreign currency translation adjustments	12,820	12,656	26,692	(3,109)
Changes in derivative financial instruments, net of income tax	(5,496)	9,531	(13,005)	13,951

Comprehensive income	$68,415	$68,100	$169,264	$133,920

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable, for the nine months ended September 24, 2006:

	Foreign	Minimum		Accumulated
	Currency	Pension	Derivative	Other
	Translation	Liability	Financial	Comprehensive
	Adjustment	Adjustment	Instruments	Loss
Balance at December 31, 2005	$(59,833)	$(57,737)	$11,181	$(106,389)
Year-to-date change	26,692	—	(13,005)	13,687

Balance at September 24, 2006	$(33,141)	$(57,737)	$(1,824)	$(92,702)

At September 24, 2006, the Company had commodity swaps outstanding to fix the costs of a portion of raw materials and natural gas. These swaps, which have maturities ranging from October 2006 to June 2009, qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133 ‘Accounting for Derivative Instruments and Hedging Activities’ (FAS 133). The fair market value of these commodity swaps was an unfavorable position of $2,849 ($1,824 after tax) at September 24, 2006, compared to a favorable position of $17,470 ($11,181 after tax) at December 31, 2005.
In January 2004, the Company entered into an agreement to swap the interest rate from fixed to floating on $100,000 of its $250,000 6.5% notes maturing in 2013. During June 2004, the Company entered into a similar agreement to swap the interest rates from fixed to floating on all of its newly issued $150,000 of 5.625% notes maturing in 2016. The fair market value of these interest rate swaps was an unfavorable position of $1,098 and a favorable position of $4,483, respectively, at December 31, 2005. During the nine months ended September 24, 2006, the Company terminated both of its interest rate swaps. At the time of termination, the fair value of the interest rate swap related to the 6.5% notes was an unfavorable position of $3,048, and the fair value of the interest rate swap related to the 5.625% notes was a favorable position of $887. In accordance with FAS 133, interest expense is being adjusted by amortization of the gain and loss associated with these swap terminations over the remaining life of the related bonds. Termination of these swaps increased the Company’s proportion of fixed rate debt, reducing its exposure to the effects of rising interest rates.
The cumulative tax benefit of the Minimum Pension Liability Adjustments was $26,746 at September 24, 2006 and December 31, 2005. Additionally, the deferred tax benefit (liability) of Derivative Financial Instruments was $1,025 and $(6,289) at September 24, 2006 and December 31, 2005, respectively. The tax

SONOCO PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)
effect on Derivative Financial Instruments for the three and nine months ended September 24, 2006 was $3,102 and $7,314, respectively.
Note 6: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill for the nine months ended September 24, 2006 is as follows:

	Tubes and	Consumer	Packaging
	Cores/Paper	Packaging	Services	All Other
	Segment	Segment	Segment	Sonoco	Total
Balance as of December 31, 2005	$189,635	$170,383	$148,125	$65,760	$573,903
2006 Acquisitions	1,498	14,308	243	—	16,049
Adjustments	805	—	—	149	954
Foreign currency translation	6,270	4,065	128	(42)	10,421

Balance as of September 24, 2006	$198,208	$188,756	$148,496	$65,867	$601,327

Adjustments to goodwill consist primarily of changes to deferred tax valuation allowances acquired in connection with acquisitions made in prior years.
During the third quarter of 2006, the Company completed its annual test for goodwill impairment in accordance with Statement of Financial Accounting Standards No. 142, ‘Goodwill and Other Intangible Assets’ (FAS 142). Based on the results of this evaluation, the Company was not required to recognize an impairment charge for goodwill. This evaluation used forward-looking projections, which included expected improvement in results at certain reporting units, most notably, the European operations within the Tubes and Cores/Paper segment. The assessment of the relevant facts and circumstances is ongoing, and if actual performance in this reporting unit falls significantly short of the projected results, a non-cash impairment charge may be required.
Other Intangible Assets
A summary of other intangible assets as of September 24, 2006 and December 31, 2005 is as follows:

	September 24, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Patents	$3,360	$(3,211)	$3,378	$(3,110)
Customer lists	86,902	(18,913)	81,026	(14,690)
Land use rights	6,594	(2,736)	6,011	(2,148)
Supply agreements	1,000	(483)	5,261	(4,619)
Other	6,160	(5,058)	6,703	(4,775)

Total	$104,016	$(30,401)	$102,379	$(29,342)

Intangible assets are amortized, usually on a straight-line basis, over their respective useful lives, which generally range from three to fifteen years. Aggregate amortization expense on intangible assets was $1,955 and $1,564 for the three months ended September 24, 2006 and September 25, 2005, respectively, and $5,766 and $5,066 for the nine months ended September 24, 2006 and September 25, 2005, respectively. Amortization expense on the other intangible assets identified in the table above is expected to approximate $7,600 in 2006, $7,400 in 2007, $7,000 in 2008, $6,500 in 2009 and $6,300 in 2010.

SONOCO PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)
Note 7: Dividend Declarations
On July 19, 2006, the Board of Directors declared a regular quarterly dividend of $0.24 per share. This dividend was paid September 8, 2006 to all shareholders of record as of August 18, 2006.
On October 16, 2006, the Board of Directors declared a regular quarterly dividend of $0.24 per share. This dividend is payable December 8, 2006 to all shareholders of record as of November 17, 2006.
Note 8: Stock Plans
The Company has a shareholder approved Key Employee Stock Plan (the Plan) under which common shares are reserved for sale to certain employees and nonemployee directors. The exercise price of stock appreciation rights (SARs) or stock options granted under the plans is the market value of the shares at the date of grant. There were 3,457,388 shares reserved for future grants at September 24, 2006.
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
Prior to the adoption of FAS 123(R), the Company presented all tax benefits resulting from share-based compensation as cash flows from operating activities in the condensed consolidated statements of cash flows. FAS 123(R) requires cash flows resulting from tax deductions in excess of the grant-date fair value of share-based awards to be included in cash flows from financing activities. This excess tax benefit of $2,775 related to share-based compensation in the first nine months of 2006 has been included in cash flows from financing activities.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)
Under the modified prospective method of transition, the Company is not required to restate its prior period financial statements to reflect disclosures of its net income and earnings per share for the prior year period. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation for the three and nine months ended September 25, 2005:

	Three Months	Nine Months
	Ended	Ended
	September 25,	September 25,
	2005	2005
Net income, as reported	$45,913	$123,078
Add: Stock-based employee compensation cost, net of related tax effects, included in net income, as reported	(82)	1,344
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	45	(5,579)

Proforma net income	$45,876	$118,843

Earnings per share:
Basic — as reported	$0.46	$1.24
Basic — proforma	$0.46	$1.20
Diluted — as reported	$0.46	$1.23
Diluted — proforma	$0.46	$1.19
Stock Appreciation Rights
On January 31, 2006, the Company’s Board of Directors approved the issuance of 760,650 stock-settled SARs to certain employees and non-employee directors under the Plan. The SARs were granted at the prevailing market price on the date of grant, and vest one year from the date of the grant and expire after 7 years.
The Company’s Condensed Consolidated Financial Statements as of and for the three months and nine months ended September 24, 2006 reflect the impact of FAS 123(R) with respect to these SARs. For purposes of calculating share-based compensation expense under FAS 123(R) for retiree-eligible employees, the service completion date is assumed to be the grant date; therefore, expense associated with share-based compensation to these employees is recognized at that time. Due to this recognition of expenses associated with share-based compensation to retiree-eligible employees, share-based compensation expense generally will be higher in the first quarter since the Company usually makes an annual grant in February. The effect of the change from applying the original provisions of FAS 123 is outlined in the table below:

	Three Months Ended	Nine Months Ended
	September 24, 2006	September 24, 2006
Income before income taxes	$(723)	$(3,371)
Net income	(470)	(2,191)
Cash flow provided by operating activities	(904)	(2,775)
Cash flow used in financing activities	904	2,775
Earnings per share:
Basic	(0.00)	(0.02)
Diluted	(0.00)	(0.02)
Share-based compensation expense recognized under FAS 123(R) is included in selling, general and administrative expense on the Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)
As of September 24, 2006, there was $994 of total unrecognized compensation cost related to nonvested SARs. This cost will be recognized over the remaining weighted-average vesting period, which is approximately six months.
Method of Calculating Fair Values of Share-Based Compensation
The Company has computed the estimated fair values of all share-based compensation using the binomial option pricing model and has applied the assumptions set forth in the following table:

	Three and Nine Months Ended
	September 24, 2006	September 25, 2005
Expected dividend yield	2.8%	3.5%
Expected stock price volatility	20.8%	26.2%
Risk-free interest rate	4.5%	3.8%
Expected life of options	4.0 years	4.5 years
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
The assumptions employed in the calculation of the fair value of share-based compensation expense for the three and nine months ended September 24, 2006 were calculated as follows:
•	Expected dividend yield — the Company’s annual dividend divided by the stock price at the time of grant.

•	Expected stock price volatility — based on historical volatility of the Company’s common stock.

•	Risk-free interest rate — based on the U.S. Treasury yield curve in effect at the time of grant.

•	Expected life of options — calculated using the simplified method as prescribed in Staff Accounting Bulletin No. 107, where the expected life is equal to the sum of the vesting period (1 year) and the contractual term (7 years) divided by two.
The following table sets forth details about SARs and stock options granted, exercised or vested during the three and nine months ended September 24, 2006 and September 25, 2005:

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2006	2005	2006	2005
Weighted-average grant date fair value of SARs and stock options granted	$0.00	$5.34	$5.86	$5.42
SARs and stock options granted	0	10,215	768,044	1,140,648
Total intrinsic value of options exercised	$5,046	$629	$18,548	$4,185
Weighted-average grant date fair value of stock options vested	$5.67	$5.54	$5.67	$5.54

SONOCO PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)
Summary of Outstanding and Exercisable Options and SARs
The following tables summarize information about stock options and SARs outstanding and stock options exercisable at September 24, 2006:

	Options and SARs Outstanding
		Weighted-	Weighted-
		average	average
Range of	Number	Remaining	Exercise
Exercise Prices	Outstanding	Contractual Life	Price

$17.25 — $23.80	2,458,436	4.9 years	$22.00
$23.86 — $27.31	2,824,126	6.4 years	$25.41
$27.35 — $37.10	2,799,628	4.0 years	$31.67

$17.25 — $37.10	8,082,190	5.1 years	$26.54

	Options Exercisable
		Weighted-
		average
Range of	Number	Exercise
Exercise Prices	Exercisable	Price

$17.25 — $23.80	2,458,436	$22.00
$23.86 — $27.31	2,824,126	$25.41
$27.35 — $37.10	2,031,184	$31.04

$17.25 — $37.10	7,313,746	$25.83

The activity related to the stock options and SARs is presented below:

				Weighted-
		Weighted-		average
	Options and	average	Aggregate	Remaining
	SARs	Exercise	Intrinsic	Contractual
	Outstanding	Price	Value	Life (Years)

Options outstanding and exercisable, December 31, 2005	9,373,305	$25.33
Granted	768,044	$33.37
Exercised	(2,051,019)	$23.53	$18,548
Canceled	(8,140)	$24.59

Outstanding at September 24, 2006	8,082,190	$26.54	$60,758	5.1 years
Exercisable at September 24, 2006	7,313,746	$25.83	$56,256	4.7 years

Performance-based Stock Plans
As of September 24, 2006 and December 31, 2005, the Company had outstanding awards in the form of contingent-share units granted to certain of its executives and other members of its management team. The performance vesting of the awards, which can range from 260,668 to 782,002 shares, is tied to growth in earnings and improved capital effectiveness over a three-year period. The 2004 awards are tied to performance targets through fiscal year 2006, and can range from 76,338 to 229,012 shares. The 2005 awards are tied to performance targets through fiscal year 2007, and can range from 85,050 to 255,150

SONOCO PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)
shares. The 2006 awards are tied to performance through 2008 and can range from 99,280 to 297,840 shares. The Company’s 2003 performance plan completed its three-year performance cycle on December 31, 2005, and participants to whom awards had previously been granted earned 99,005 shares of common stock based on meeting performance goals set by the plan. These shares were issued during the first quarter of 2006. Noncash stock-based compensation associated with these performance-based plans totaled $2,575 and ($396) pretax for the three months and totaled $5,386 and $1,137 pretax for the nine months ended September 24, 2006 and September 25, 2005, respectively. The adoption of FAS 123(R) did not materially change the expense recognition of these contingent share units. As of September 24, 2006, there was approximately $10,000 of total unrecognized compensation cost related to nonvested contingent share units issued under the performance-based plans. This cost is expected to be recognized over a weighted-average period of fifteen months.
Restricted Stock Plan
Since 1994, the Company has granted one-time awards of contingent shares units to certain of the Company’s executives. These awards vest over a five-year period with one-third vesting on the third, fourth and fifth anniversaries of the grant. An executive must be actively employed by the Company on the vesting date for shares to be issued. Once vested, these awards do not expire. As of September 24, 2006, a total of 361,034 contingent shares granted under this plan remained outstanding, 287,584 of which are vested. Noncash stock based compensation associated with these performance-based plans totaled $142 and $271 pretax for the three months and $424 and $915 for the nine months ended September 24, 2006 and September 25, 2005, respectively. The adoption of FAS 123(R) did not materially change the expense recognition of these contingent share units. As of September 24, 2006, there was $1,600 of total unrecognized compensation cost related to nonvested contingent shares units issued under the restricted stock plan. This cost is expected to be recognized over a weighted-average period of four years.
The activity related to the contingent share units granted as performance-based and restricted stock is as follows:

			Total
			Contingent	Value Per
	Nonvested	Vested	Share Units	Share

Outstanding, December 31, 2005	436,301	509,268	945,569	$23.48
Granted	271,554		271,554	$33.37
Exercised		(228,317)	(228,317)	$23.38
Performance Adjustments/Other	34,098	6,633	40,731	$25.30

Outstanding, September 24, 2006	741,953	287,584	1,029,537	$27.61

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

SONOCO PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)
The components of net periodic benefit cost include the following:

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2006	2005	2006	2005
Retirement Plans
Service cost	$5,990	$6,126	$20,878	$19,344
Interest cost	14,734	15,023	46,810	45,142
Expected return on plan assets	(18,645)	(18,073)	(58,971)	(53,988)
Amortization of net transition obligation	154	151	457	450
Amortization of prior service cost	374	556	1,180	1,304
Amortization of net actuarial loss	6,373	5,722	20,449	17,152

Net periodic benefit cost	$8,980	$9,505	$30,803	$29,404

Retiree Health and Life Insurance Plans
Service cost	$607	$1,020	$1,859	$3,061
Interest cost	988	2,049	3,718	6,148
Expected return on plan assets	(554)	(724)	(1,690)	(2,172)
Amortization of prior service cost	(2,602)	(2,623)	(7,117)	(5,703)
Amortization of net actuarial loss	1,117	1,358	4,185	4,069

Net periodic benefit (income) cost	$(444)	$1,080	$955	$5,403

During the nine months ended September 24, 2006, the Company made contributions of approximately $7,591 to its retirement and retiree health and life insurance plans. The Company anticipates that it will make additional contributions of approximately $2,700 in 2006.
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
On August 2, 2006, the Company filed a Form S-3, “Automatic Shelf Registration of Securities of Well-Known Seasoned Issuers”, with the Securities and Exchange Commission. This registration will allow the Company to offer debt securities consisting of debentures, notes and/or other unsecured evidences of indebtedness in one or more series. Although the Company does not expect to offer such securities in the immediate future, it is expected that when it does so the net proceeds will be used for general corporate purposes, including working capital, capital expenditures and the repayment or reduction of bank indebtedness and commercial paper obligations.

SONOCO PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)
Note 11: New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued FAS 123R, which requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. The Company adopted FAS 123R on January 1, 2006, using the modified prospective transition method, which does not require restating previous periods’ results. Further information regarding the impact of the adoption of FAS 123R is provided in Note 8 to the Company’s Condensed Consolidated Financial Statements.
In September 2006, the FASB issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements 87, 88, 106 and 132R, which provides guidance for recognition of a net liability or asset to report the funded status of company-sponsored defined benefit pension and other postretirement plans (collectively referred to herein as “benefit plans”) on company balance sheets. The new pronouncement requires:
a)	Recognition of the funded status of benefit plans in the statement of financial position;

b)	Recognition as a component of other comprehensive income (OCI), net of tax, the gains or losses and prior service costs or credits that arise during the period between measurement dates but are not recognized as components of net periodic benefit cost;

c)	Measurement of benefit plans’ assets and obligations as of the date of the Company’s fiscal year end statement of financial position (effective in 2008); and

d)	Disclosure in the notes to the financial statements of additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains and losses, prior service costs or credits, and transition asset or obligation.
When FAS 158 is adopted on December 31, 2006, the impact on the Company’s statement of financial position will be determined by the difference between the value of plan assets and the projected benefit obligations (PBO) for defined benefit plans, or the value of plan assets and the accumulated postretirement benefit obligation (APBO) for other postretirement plans, as well as the impact of moving any prepaid pension assets on the Company’s books at the time of adoption to Accumulated Other Comprehensive Loss. Although several variables will have an effect on the amount of the adjustment ultimately recorded, using the recorded values at December 31, 2005, while considering sensitivity around the key variables that could have a material impact on the amount as of December 31, 2006, provides an indication of the adjustment effect. If the standard had been adopted on December 31, 2005, the Company would have recorded a total reduction to equity through recognition of an Other Comprehensive Loss of approximately $240,000 on an after-tax basis (or $390,000 pre-tax before the consideration of deferred taxes), a reduction to total assets of approximately $290,000, and a decrease in total liabilities of approximately $50,000.
Absent any other actuarial assumption changes as of December 31, 2006, the PBO or APBO for the applicable plans will be affected by any movement in market interest rates which will affect the calculation of the PBO and APBO. Each increase of 25 basis points over the 5.5% discount rate used to determine the liability at December 31, 2005, will decrease the pre-tax adjustment by approximately $40,000. Conversely, each 25 basis point reduction in the discount rate will increase the pre-tax adjustment by $40,000. The performance of plan assets also affects the funded position of the benefit plans. For example, for the U.S. pension plan (which holds the vast majority of the Company's benefit plan assets), each 1% increment in actual return on assets above the assumed rate of return of 8.5% would decrease the pre-tax adjustment by approximately $8,000 while each 1% decrement in return on assets below 8.5% will increase the pre-tax adjustment by approximately $8,000. Any adjustment that the Company might have to record through OCI will be non cash and will not affect compliance with the Company’s debt covenants, as such changes in pension accounting requirement are specifically excluded from covenant calculations defined in the debt agreements. FAS 158 will not affect the calculation of the net periodic benefits costs on the Consolidated Statements of Income in the year adopted or in future years.

SONOCO PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)
In September 2006, the FASB issued FAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements. The Company is required to adopt this statement effective the first quarter of 2008, and is currently evaluating the impact the new standard will have on the Company.
In September 2006, the FASB issued Staff Position (“FSP”) AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which prohibits the accrue-in-advance method for planned major maintenance activities. Since the Company does not currently accrue for maintenance under this method, this FSP is not expected to affect Sonoco.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 108, “Quantifying Financial Statement Misstatements.” In SAB 108, the Securities and Exchange Commission’s staff establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures. SAB 108 will be effective for Sonoco as of December 31, 2006; however it is not expected to have a material affect on the Company’s financial statements.
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
FINANCIAL SEGMENT INFORMATION

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2006	2005	2006	2005
Net Sales:
Consumer Packaging	$328,649	$315,140	$954,488	$904,364
Tubes and Cores/ Paper	387,477	368,358	1,112,626	1,089,439
Packaging Services	122,014	114,976	325,579	331,353
All Other Sonoco	93,382	82,584	274,608	248,510

Consolidated	$931,522	$881,058	$2,667,301	$2,573,666

Intersegment Sales:
Consumer Packaging	$612	$878	$2,718	$2,720
Tubes and Cores/ Paper	22,698	21,909	65,895	62,100
Packaging Services	—	57	38	170
All Other Sonoco	9,480	8,337	28,170	25,463

Consolidated	$32,790	$31,181	$96,821	$90,453

Income before income taxes:
Operating Profit
Consumer Packaging	$27,998	$24,935	$80,154	$71,808
Tubes and Cores/Paper	42,817	32,043	107,557	83,800
Packaging Services	9,424	11,856	27,122	33,193
All Other Sonoco	12,552	9,284	38,160	28,722
Restructuring charges	(1,064)	(4,275)	(5,983)	(18,460)
Interest, net	(10,741)	(11,922)	(34,111)	(32,129)

Consolidated	$80,986	$61,921	$212,899	$166,934

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
Environmental Matters
The Company has been named as a potentially responsible party at several environmentally contaminated sites not owned by the Company. These regulatory actions represent the Company’s largest potential environmental liabilities. All of the sites are also the responsibility of other parties. The Company’s

SONOCO PRODUCTS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)
liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing agreements with other potentially responsible parties with respect to a particular site. Such agreements relate to the sharing of legal defense costs or clean-up costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away. Accordingly, the ultimate cost to the Company with respect to such sites cannot be determined. As of September 24, 2006 and December 31, 2005, the Company had accrued $15,898 and $16,789, respectively, related to environmental contingencies. Actual costs to be incurred for these environmental matters in future periods may vary from current estimates because of the inherent uncertainties in evaluating environmental exposures.
On April 12, 2006, the United States and the State of Wisconsin sued NCR Corporation (NCR) and a wholly owned subsidiary of the Company, U.S. Paper Mills Corp. (U.S. Mills), in the United States District Court for the Eastern District of Wisconsin in Milwaukee (Civil Action No. 06-C-0484). NCR and U.S. Mills agreed to a Consent Decree with the United States and the State of Wisconsin. Pursuant to this Consent Decree, NCR and U.S. Mills would start removing contaminated sediment no later than May 1, 2007 at a contaminated area of the Fox River, a site just below the DePere Dam. Although the defendants specifically did not admit liability for the allegations of the complaint, they are bound by the terms of the Consent Decree.
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
In June 2006 U.S. Mills became aware of the potential for further liability along a larger stretch of the lower Fox River, including the bay at Green Bay. Although it has not accepted any liability nor entered into any cost sharing agreements with interested parties, U.S. Mills is in the early stages of reviewing this new information and is discussing possible remediation scenarios with other potentially responsible parties and cannot reasonably estimate the amount of its liability, if any, at this time. Accordingly, no additional reserve for potential remediation costs has been recognized by U.S. Mills at September 24. Although U.S. Mills’ liability could exceed its net worth, Sonoco Products Company believes the maximum exposure to its financial position is limited to the equity position of U.S. Mills which is approximately $85,000 as of September 24, 2006, excluding any tax benefits that may further reduce the net charge.
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
The effective tax rate for the three and nine months ended September 24, 2006 was 28.6% and 31.2%, respectively, compared to 30.9% and 32.7%, respectively, for the corresponding periods in 2005. The effective tax rate for the nine months ended September 24, 2006, includes favorable adjustments for state tax rulings and audit assessments totaling approximately $4,000 as well as favorable adjustments for the expiration of assessment statutes totaling approximately $6,000. The effective tax rate for the nine months ended September 25, 2005, includes favorable adjustments to deferred tax balances totaling approximately $5,000.
Note 14: Subsequent Events
On October 10, 2006, the Company’s executive management approved a plan to initiate cost-reduction measures primarily focused on certain of its international operations. The plan currently anticipates the closure of approximately 12 plant locations globally and the reduction of approximately 540 positions worldwide. The majority of the restructuring program will focus on international operations, principally centered around Europe, in order to make those operations more cost effective. These measures are expected to begin in the fourth quarter of 2006 and be completed by the end of 2007.
The total pre-tax cost of the restructuring program is presently estimated to be approximately $35 million, most of which is related to severance and other termination costs. Accordingly, the vast majority of the total restructuring cost will result in the expenditure of cash.
On October 16, 2006, the Company completed the purchase of the 35.5 percent interest in Sonoco-Alcore, S.a.r.l. owned by Ahlstrom Corporation, Finland (Ahlstrom). The Sonoco-Alcore joint venture was formed in 2004 when the two companies combined their European tube, core and coreboard operations. This purchase increased the Company’s ownership in the operations from 64.5 to 100 percent. The Company, as the majority interest holder, has accounted for the joint venture as an acquisition since its inception and, therefore, has been consolidating the results of the joint venture and reporting Ahlstrom’s share as minority interest in its financial statements. The purchase was made through a direct purchase arrangement that replaced the previously disclosed put/call option arrangement.
In October 2006, the majority shareholders of Demolli Industria Cartaria S.p.A. (“Demolli”), an Italy-based manufacturer of paperboard and tubes and cores, formally exercised their put option requiring the Company to buy their shares of Demolli. The purchase will increase the Company’s ownership of Demolli from 25% to 100%, and will require the consolidation of Demolli into the Company’s financial statements. Previously, it had been reported as an equity investment. The price of the share purchase will be determined by a preset formula, which the Company believes approximates fair value, based on average adjusted earnings at a predetermined multiplier at the time such shares were put to the Company.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Directors of Sonoco Products Company:
We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of September 24, 2006, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 24, 2006 and September 25, 2005 and the condensed consolidated statements of cash flows for the nine-month periods ended September 24, 2006 and September 25, 2005. These interim financial statements are the responsibility of the Company’s management.
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
October 25, 2006

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

SONOCO PRODUCTS COMPANY
Results of Operations
Third Quarter 2006 Compared with Third Quarter 2005
Company Overview
Net sales for the third quarter of 2006 were $932 million, compared to $881 million for the third quarter of 2005.
The components of the sales change were:

($ in millions)

Volume	$22
Selling price	17
Currency exchange rate	12
Acquisitions/Divestitures	(-)

Total sales increase	$51

Company-wide sales volumes during the third quarter of 2006 were up approximately 2% over the same period in 2005. The volume increase due to acquisitions was basically offset by the impact of the fourth quarter 2005 divestiture of a single-plant folding cartons operation.
On October 1, 2005, the Procter & Gamble Company’s (P&G) acquisition of The Gillette Company (Gillette) became effective, and Gillette became a wholly owned subsidiary of P&G. Consequently, sales to P&G represented more than 10% of the Company’s net sales during the three and nine months ended September 24, 2006.
Income before income taxes for the third quarter increased from $61.9 million in 2005 to $81.0 million in 2006. Despite higher year-over-year material costs, the Company was able to produce a positive relationship between the year-over-year change in selling prices and the year-over-year change in material costs (“price/cost relationship”) during the third quarter of 2006, due primarily to the impact of price increases. In addition, income before income taxes increased due to ongoing productivity and purchasing initiatives. Continued increases in energy, freight and labor costs partially offset these favorable variances. The higher sales volume had little impact on earnings, due to unfavorable shifts in the mix within the individual businesses of each segment. Income before income taxes included charges in connection with the Company’s previously announced restructuring actions of approximately $1.1 million and $4.3 million for the third quarter of 2006 and 2005, respectively. These restructuring charges were not allocated to the operating segments. Net interest expense for the third quarter of 2006 decreased to $10.7 million, compared with $11.9 million for the same period in 2005. This decrease was due primarily to a decrease in average debt balances, partially offset by higher interest rates.
The effective tax rate for the quarter ended September 24, 2006 was 28.6% compared to 30.9% for the quarter ended September 25, 2005. The current quarter’s effective tax rate includes a favorable adjustment of approximately $6,000 from the expiration of assessment statutes. Last year’s third quarter included approximately $3,000 of favorable adjustments to deferred tax balances.
Equity in earnings of affiliates/minority interest in subsidiaries for the third quarter of 2006 totaled approximately $3.3 million, relatively flat with the approximately $3.1 million reported for the third quarter of 2005.
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

SONOCO PRODUCTS COMPANY
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
Third quarter 2006 sales for the Consumer Packaging segment were $329 million, up 4 percent, compared with $315 million in the third quarter of 2005. Third quarter sales increased as a result of higher selling prices plus the favorable impact of foreign currency translation. Higher volumes in North American composite can operations were offset by lower volumes in European composite cans and flexible packaging.
Operating profit for this segment was $28.0 million, up 12 percent, compared with $24.9 million in the same period in 2005. This improvement was due primarily to a positive price/cost relationship and productivity improvements, which more than offset the impact of increased costs for labor, freight and energy.
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
Third quarter 2006 sales for the Tubes and Cores/Paper segment were $387 million, up 5 percent, compared with $368 million in the same period in 2005. Sales in the this segment were up year-over-year due to higher volumes in North American tubes and cores and global paper operations; higher selling prices in North American and European tubes and cores; and the favorable impact of foreign currency translation.
Operating profit for the segment for the third quarter of 2006 was $42.8 million, up 34 percent, compared with $32.0 million in the same period in 2005. Operating profit increased due primarily to a positive price/cost relationship, productivity improvements and strong volumes in global paper operations, partially offset by the impact of increased costs for labor, freight and energy. A gain on the sale of a building that had been vacant for an extended period resulted in additional pretax income of approximately $3.0 million.
Packaging Services Segment
The Packaging Services segment provides the following products and services: point-of-purchase displays; packaging fulfillment; contract packing; brand artwork management; and supply chain management.
Third quarter 2006 sales for the Packaging Services segment were $122 million, up 6 percent, compared with $115 million in the same period in 2005. Third quarter 2006 sales increased due primarily to higher service volumes and prices in Service Center operations, partially offset by the loss of sales from a single-plant folding carton operation that was sold at the end of 2005.
Operating profit for this segment was $9.4 million, compared with $11.9 million in the same period in 2005. The higher sales referenced above did not result in increased earnings due to the pass-through nature of some of the service center contracts. In addition, an unfavorable shift in the mix of business resulted in lower profits during the quarter in comparison to the same period of last year.
All Other Sonoco
All Other Sonoco includes the following products: wooden, metal and composite reels for wire and cable packaging; molded and extruded plastics; custom designed protective packaging; and paper amenities, such as coasters and glass covers.
Third quarter 2006 sales for All Other Sonoco were $93 million, up 13 percent, compared with $83 million in the same period in 2005. Sales increased primarily due to higher volumes and prices in protective packaging and extruded and molded plastics, along with higher volumes in wire and cable reels.

SONOCO PRODUCTS COMPANY
Operating profit for this segment in the third quarter of 2006 was $12.6 million, up 35 percent, compared with $9.3 million in the same period in 2005. This increase was primarily due to a favorable price/cost relationship, productivity improvements and higher volumes.
September 2006 Year-to-Date Compared with September 2005 Year-to-Date
Company Overview
Net sales for the first nine months of 2006 were $2,667 million, compared to $2,574 million for the first nine months of 2005.
The components of the sales change were:

($ in millions)

Volume	$42
Selling price	34
Currency exchange rate/Other	23
Acquisitions/Divestitures	(6)

Total sales increase	$93

Selling prices increased in the majority of the Company’s business units during the first nine months of 2006, with the only notable exception being the North American recovered paper operations. Company-wide sales volumes during the first nine months of 2006 were up approximately 2% over the same period in 2005. The net impact of several small acquisitions and the Company’s divestiture of a single-plant folding cartons operation was minimal.
Income before income taxes totaled approximately $213 million in the first nine months of 2006, compared to approximately $167 million for the same period in 2005. This increase was due primarily to a favorable price/cost relationship and reduced costs resulting from ongoing productivity and purchasing initiatives. These increases were partially offset by increased costs of freight, labor and energy. The higher sales volume had little impact on earnings, due to unfavorable shifts in the mix within the individual businesses of each segment. Income before income taxes included pretax charges in connection with the Company’s previously announced restructuring actions of approximately $6 million and $18 million for the first nine months of 2006 and 2005, respectively. These restructuring charges were not allocated to the operating segments. Net interest expense increased by approximately $2 million due to higher interest rates partially offset by lower average debt levels.
The effective tax rate for the nine months ended September 24, 2006 was 31.2%, compared to 32.7% for the nine months ended September 25, 2005. The current year’s effective tax rate reflects favorable adjustments of approximately $6,000 related to the expiration of assessment statutes and approximately $4,000 for favorable state tax rulings and audit assessments. Last year’s effective tax rate reflected approximately $5,000 of favorable adjustments to deferred tax balances.
Equity in earnings of affiliates/minority interest in subsidiaries for the first nine months of 2006 totaled approximately $9.2 million compared with approximately $10.7 million for the first nine months of 2005. This change was due primarily to the impact on higher minority interest associated with increased profitability at the Sonoco-Alcore joint venture.
Reportable Segments
Consumer Packaging Segment
Net sales of the Consumer Packaging segment for the first nine months of 2006 totaled approximately $954 million, compared to approximately $904 million in the first nine months of 2005. This increase was due primarily to increased volumes and selling prices in global composite cans; increased selling prices of closures and flexible packaging; and the favorable impact of foreign exchange rates. Partially offsetting these improvements were volume declines in closures and flexible packaging.
Operating profit, as defined above, for the Consumer Packaging segment in the first nine months of 2006 was approximately $80 million, up from approximately $72 million for the same period in 2005. This increase resulted primarily from reduced costs related to on-going productivity and purchasing initiatives as well as a favorable price/cost relationship. These favorable impacts were partially offset by increased costs for energy, freight and labor, volume declines in closures and an unfavorable shift in the mix of business within the segment.

SONOCO PRODUCTS COMPANY
Tubes and Cores/Paper Segment
Net sales of the Tubes and Cores/ Paper segment for the first nine months of 2006 totaled approximately $1,112 million, compared with approximately $1,089 million in the first nine months of 2005. The impact of increased volume (primarily in global paper operations), increased selling prices in North American tubes and cores, and the favorable impact of foreign exchange rates, were partially offset by decreased selling prices of recovered paper and continued weak demand in European and North American tube and core operations.
Operating profit, as defined above, for the Tubes and Cores/Paper segment in the first nine months of 2006 was approximately $108 million, up from approximately $84 million for the same period in 2005. Operating profit improved as the result of productivity improvements, cost reductions resulting from restructuring actions, and a favorable price/cost relationship, mainly resulting from price increases in paperboard, tubes and cores in North America and Europe. A gain on the sale of a building that had been vacant for an extended period resulted in additional pretax income of approximately $3.0 million. Continued cost increases for energy, freight and labor partially offset these favorable factors.
Packaging Services Segment
Net sales of the Packaging Services segment for the first nine months of 2006 totaled approximately $326 million, compared to approximately $331 million in the first nine months of 2005. This decrease was due to the loss of sales resulting from the sale of a single-plant folding cartons operation as well as lower fulfillment sales and point-of-purchase displays sales from an unusually strong level in 2005.
Operating profit, as defined above, for the Packaging Services segment was approximately $27 million in the first nine months of 2006, compared to approximately $33 million for the same period in 2005. This decrease can be attributed primarily to the impact of lower volumes and increased costs of energy, freight and labor, partially offset by increased productivity and a favorable price/cost relationship.
All Other Sonoco
Net sales of All Other Sonoco for the first nine months of 2006 totaled approximately $275 million, compared to approximately $249 million in the first nine months of 2005. This increase was primarily due to higher selling prices in all the businesses included in All Other Sonoco along with increased volume in wire and cable reels and protective packaging.
Operating profit, as defined above, for All Other Sonoco was approximately $38 million in the first nine months of 2006, compared to approximately $29 million for the same period in 2005. This increase resulted primarily from on-going productivity and purchasing initiatives, a favorable price/cost relationship and higher volumes in protective packaging. Partially offsetting these positive factors were increased costs for energy, freight and labor.
Financial Position, Liquidity and Capital Resources
The Company’s financial position remained strong during the first nine months of 2006. Total debt decreased by approximately $51 million to $731 million from $782 million at December 31, 2005. The decrease was due primarily to the repayment of approximately $24 million of Brazilian Real denominated debt and a $30 million decrease in commercial paper, partially offset by the impact of foreign currency translation. The outstanding commercial paper balance was zero at September 24, 2006 and $30 million at December 31, 2005.
For the first nine months of 2006, cash flows from operations totaled approximately $331 million, compared with approximately $161 million for the same period in 2005. This increase of approximately $170 million was primarily the result of reduced working capital requirements stemming from Company-wide working capital initiatives related to inventory and accounts payable, as well as improved profitability in the first nine months of 2006, compared with the first nine months of 2005.
From February 3, 2006, through April 4, 2006, the Company repurchased 2.5 million shares of Sonoco common stock for approximately $83 million. The shares were repurchased under an existing authorization to repurchase up to approximately 5.29 million shares. On April 19, 2006, the Company’s Board of Directors rescinded all previously

SONOCO PRODUCTS COMPANY
approved stock repurchase programs in conjunction with its approval of a new program, which authorizes the repurchase of up to 5.0 million shares of the Company’s common stock. This new repurchase program does not have a specific expiration date and no shares have been repurchased under this program. Currently, the Company has no plans to purchase additional shares of its common stock.
During the nine months ended September 24, 2006, the Company received cash proceeds of approximately $44 million from the issuance of common stock, which related to the exercise of stock options, and collected $14.5 million in notes receivable related to the sale of certain assets in December 2005. In addition, during the nine months ended September 24, 2006, the Company funded capital expenditures and acquisitions of approximately $88 million and $40 million, respectively, and paid dividends of approximately $71 million.
In January 2004, the Company entered into an agreement to swap the interest rate from fixed to floating on $100 million of its $250 million 6.5% notes maturing in 2013. During June 2004, the Company entered into a similar agreement to swap the interest rates from fixed to floating on all of its newly issued $150 million of 5.625% notes maturing in 2016. During the nine months ended September 24, 2006, the Company terminated both of its interest rate swaps. Termination of these swaps increased the Company’s proportion of fixed rate debt, reducing its exposure to the effects of rising interest rates. At the time of termination, the fair value of the interest rate swap related to the 6.5% notes was an unfavorable position of approximately $3.0 million, and the fair value of the interest rate swap related to the 5.625% notes was a favorable position of approximately $0.9 million. In accordance with Statement of Financial Accounting Standards No. 133 ‘Accounting for Derivative Instruments and Hedging Activities’ (FAS 133), interest expense is being adjusted by amortization of the gain and loss associated with these swap terminations over the remaining life of the related bonds. Termination of these swaps increased the Company’s proportion of fixed rate debt, reducing its exposure to the effects of rising interest rates.
At September 24, 2006, the Company had commodity swaps outstanding to fix the costs of a portion of raw materials and natural gas. These swaps, which have maturities ranging from October 2006 to June 2009, qualify as cash flow hedges under FAS 133. The fair market value of these commodity swaps was an unfavorable position of $2.8 million ($1.8 million after tax) at September 24, 2006, compared to a favorable position of $17.5 million ($11.2 million after tax) at December 31, 2005.
On May 3, 2006, the Company entered into an amended and restated credit agreement to extend its $350 million bank line of credit supporting its commercial paper program to a new five-year maturity. The term of the line of credit allows commercial paper borrowings up to the maximum amount of the line of credit to be classified as long-term debt. The amended and restated credit agreement also provides the Company the option to increase its credit line to $500 million subject to the concurrence of its lenders.
On August 2, 2006, the Company filed a Form S-3, “Automatic Shelf Registration of Securities of Well-Known Seasoned Issuers”, with the Securities and Exchange Commission. This registration will allow the Company to offer debt securities consisting of debentures, notes and/or other unsecured evidences of indebtedness in one or more series. Although the Company does not expect to offer such securities in the immediate future, it is expected that when it does so the net proceeds will be used for general corporate purposes, including working capital, capital expenditures and the repayment or reduction of bank indebtedness and commercial paper obligations.
Existing cash and additional borrowings will fund the Company’s fourth quarter purchases of the remaining 35.5% interest in Sonoco-Alcore, S.a.r.l. and the remaining 75% interest in Demolli Industria Cartaria S.p.A., discussed in Note 14 to the Company’s Condensed Consolidated Financial Statements.
Restructuring
During the fourth quarter of 2005, the Company began an in-depth review of its global Tubes and Cores/Paper operations. The review, which was completed early in the fourth quarter of 2006, examined the Company’s served markets in this segment (principally textiles, paper and film) and addressed issues such as market growth, capacity, technology and competition. Based upon the conclusions reached, and the opportunity to make other operations more cost competitive, a further restructuring of operations was approved by the Company’s executive management on October 10, 2006. The approved plan currently anticipates the closure of approximately 12 plant locations globally and the reduction of approximately 540 positions worldwide. The majority of the restructuring program will focus on international

SONOCO PRODUCTS COMPANY
operations, principally centered around Europe, in order to make those operations more cost competitive. These measures are expected to begin in the fourth quarter of 2006 and be completed by the end of 2007.
The total pre-tax cost of the restructuring program is presently estimated to be approximately $35 million, most of which is related to severance and other termination costs. Accordingly, the vast majority of the total restructuring cost will result in the expenditure of cash.
Further information regarding the Company’s existing restructuring programs is provided in Note 4 to the Company’s Condensed Consolidated Financial Statements.
New Accounting Pronouncements
Information regarding new accounting pronouncements is provided in Note 11 to the Company’s Condensed Consolidated Financial Statements.
Environmental
The Company has been named as a potentially responsible party (PRP) at several environmentally contaminated sites not owned by the Company. These regulatory actions represent the Company’s largest potential environmental liabilities. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing agreements with other potentially responsible parties with respect to a particular site. Such agreements relate to the sharing of legal defense costs or clean-up costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods may vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites cannot be determined. As of September 24, 2006 and December 31, 2005, the Company had accrued $15,898 and $16,789, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.
The Company believes the issues regarding the Fox River, which are discussed in some detail below, currently represent the Company’s greatest loss exposure for environmental liability. The Company believes that all of its exposure to such liability for the Fox River is contained within its wholly-owned subsidiary, U.S. Paper Mills Corp. (U.S. Mills). Accordingly, regardless of the amount of liability that U. S. Mills may ultimately have, Sonoco Products Company believes its potential loss on account of Fox River issues is limited to U. S. Mills’ net worth, which was approximately $85 million at September 24, 2006.
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

SONOCO PRODUCTS COMPANY
A review of the circumstances leading to U.S. Mills’ being named a PRP and the current status of the remediation effort is set forth below.
In July 2003, USEPA and Wisconsin Department of Natural Resources (WDNR) issued their final clean-up plan (known as a Record of Decision, or ROD) for a portion of the Fox River. The ROD addressed the lower part of the Fox River and portions of Green Bay, where USEPA and WDNR (the Governments) estimate the bulk of the sediments that need to be remediated are located. In two portions of the lower part of the Fox River covered by the ROD – Operable Units (OUs) 3 and 4 – the Governments selected large-scale dredging as the clean-up approach. OU 3 is the section of the Fox River running downstream from Little Rapids to the DePere dam, and OU 4 runs from the DePere dam downstream to the mouth of the Fox River at Green Bay. U.S. Mills’ plant is below the DePere dam and, prior to 1972, discharged wastewater into the river downstream of the dam in OU 4. In the ROD, the Governments estimated that approximately 6.5 million cubic yards of sediment would be removed from OUs 3 and 4 at an estimated cost of approximately $284 million (approximately $26.5 million for OU 3 and approximately $257.5 million for OU 4). The Governments also identified “capping” the river bed with appropriate materials as a “contingent remedy” to be evaluated during the remedial design process. For Green Bay (OU5), the Governments selected monitored natural attenuation as the clean-up approach at an estimated cost of approximately $40 million. The Governments also indicated that some limited dredging near the mouth of the river might be required, which would ultimately be determined during the design stage of the project. Earlier, in January 2003, the Governments had issued their ROD for the upper portions of the Fox River – OUs 1 and 2. Combining the cost estimates from both RODs, it appeared that the Governments expected the selected remedies for all five OUs to cost approximately $400 million, exclusive of contingencies. In March 2004, NCR and Georgia-Pacific (G-P) entered into an Administrative Order on Consent (AOC) with the Governments to perform engineering design work for the clean up of OUs 2-5.
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
The contract for the first phase of the NCR – U.S. Mills remediation project with respect to the OU 4 hotspot has been awarded to a remedial contractor, and site preparation at the U.S. Mills plant (where the sediment will be dewatered) has commenced. The remediation will involve removal of sediment from the riverbed, dewatering of the sediment and storage at an offsite landfill.
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

SONOCO PRODUCTS COMPANY
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
In June 2006, U.S. Mills first received the results of tests it initiated on the U.S. Mills property that suggest that the plant may have previously processed more than the de minimus amounts of PCB contaminated paper reflected in the records available to the Company. This information seemed to contradict the Company’s previous understanding of the history of the DePere plant. Further testing of the site is continuing to attempt to determine the extent of this recently discovered contamination. Based on these most recent findings, it is possible that U.S. Mills might be responsible for a larger portion of the remediation than previously anticipated. The total estimated cost set forth in the ROD for remediation of OU 4 was approximately $257.5 million (the more recent Basis of Design Report estimate is at least $100 million higher) and the estimated cost of monitoring OU 5 was approximately $40 million. There are two alleged PRP’s located in OU 4 (of which the smaller is the plant owned by U.S. Mills). It is possible that the owners of these two plants, together with the original generator of the carbonless copy paper, could be required to bear the substantial portion of the remediation costs of OU 4, and share with other PRP’s the cost of monitoring OU5. U.S. Mills is discussing possible remediation scenarios with other PRP’s who have indicated that they expect U.S. Mills to bear an unspecified but meaningful share of the costs of OU 4 and OU 5. U.S. Mills is currently evaluating all of its options and intends to vigorously defend against liability to the extent it deems it prudent and cost-effective to do so.
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
In any event, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it has any liability for the liabilities of U.S. Mills. Accordingly, as stated above, the Company does not believe that the effect of U.S. Mills’ Fox River liabilities on the Company would result in a loss to the Company that would exceed the net worth of U.S. Mills, which was approximately $85 million at September 24, 2006.

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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
See discussion under the heading of “Environmental” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 6. Exhibits.

Exhibit 15 —	Letter re: unaudited interim financial information

Exhibit 31 —	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

Exhibit 32 —	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY (Registrant)
Date: October 25, 2006	By:	/s/ Charles J. Hupfer
Charles J. Hupfer
Senior Vice President and Chief Financial Officer (principal financial officer)

	By:	/s/ Barry L. Saunders
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