Form 10-K
period 2006-12-31
SONOCO PRODUCTS CO
filed 2007-02-28
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 0-516
SONOCO PRODUCTS COMPANY

Incorporated under the laws of South Carolina	I.R.S. Employer Identification No. 57-0248420
1 N. Second St.
Hartsville, SC 29550
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
Yes ☐ No ☑
The aggregate market value of voting common stock held by nonaffiliates of the registrant (based on the New York Stock Exchange closing price) on June 23, 2006, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $2,971,479,057. Registrant does not (and did not at June 23, 2006) have any non-voting common stock outstanding.
As of February 21, 2007, there were 99,500,418 shares of no par value common stock outstanding.
Documents Incorporated by Reference
Portions of the Proxy Statement for the annual meeting of shareholders to be held on April 18, 2007, which statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference in Part III.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
Forward-looking Statements
Statements included in this Annual Report on Form 10-K that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The words “estimate,” “project,” “intend,” “expect,” “believe,” “consider,” “plan,” “anticipate,” “objective,” “goal,” “guidance” and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to statements regarding offsetting high raw material costs; improved productivity and cost containment; adequacy of income tax provisions; refinancing of debt; adequacy of cash flows; anticipated amounts and uses of cash flows; effects of acquisitions and dispositions; adequacy of provisions for environmental liabilities; financial strategies and the results expected from them; continued payments of dividends; stock repurchases; and producing improvements in earnings. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, expectations, beliefs, plans, strategies and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, without limitation:
•	Availability and pricing of raw materials;

•	Success of new product development and introduction;

•	Ability to maintain or increase productivity levels and contain or reduce costs;

•	International, national and local economic and market conditions;

•	Fluctuations in obligations and earnings of pension and postretirement benefit plans;

•	Ability to maintain market share;

•	Pricing pressures and demand for products;

•	Continued strength of our paperboard-based tubes and cores and composite can operations;

•	Anticipated results of restructuring activities;

•	Resolution of income tax contingencies;

•	Ability to successfully integrate newly acquired businesses into the Company’s operations;

•	Currency stability and the rate of growth in foreign markets; use of financial instruments to hedge foreign currency, interest rate and commodity price risk;

•	Actions of government agencies and changes in laws and regulations affecting the Company;

•	Anticipated costs of environmental remediation actions;

•	Loss of consumer confidence; and

•	Economic disruptions resulting from terrorist activities.
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

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
PART I
Item 1. Business
(a)	General development of business—
The Company is a South Carolina corporation founded in Hartsville, South Carolina, in 1899 as the Southern Novelty Company. The name was subsequently changed to Sonoco Products Company (the “Company” or “Sonoco”). Sonoco is a manufacturer of industrial and consumer packaging products and a provider of packaging services, with 324 locations in 35 countries.
Information regarding the Company’s acquisitions, dispositions, joint ventures and restructuring activities is provided in Notes 2 and 3 to the Consolidated Financial Statements on pages F-8 through F-14 of this Annual Report on Form 10-K.
(b)	Financial information about segments—
Information regarding the Company’s reportable segments is provided in Note 15 to the Consolidated Financial Statements on pages F-35 through F-37 of this Annual Report on Form 10-K.
(c)	Narrative description of business—
Products and Services — The following discussion outlines the principal products produced and services provided by the Company.
Consumer Packaging
The Consumer Packaging segment accounted for 35.7%, 35.4% and 35.9% of the Company’s net sales in 2006, 2005 and 2004, respectively. The operations in this segment consist of 51 plants throughout the world. The products, services and markets of the Consumer Packaging segment are as follows:

Products and Services	Markets

Rigid Packaging — Paper	Round and shaped composite paperboard cans, paperboard pails, single-wrap paperboard packages, fiber cartridges	Food: snacks, nuts, cookies and crackers, confectionery, frozen concentrate, powdered beverages and infant formula, coffee, refrigerated dough, spices/ seasonings, nutritional supplements, pet food
Nonfood: adhesives, caulks, cleansers, chemicals, lawn and garden, automotive, pet products

Rigid Packaging — Plastic	Bottles, jars, tubs, cups, trays, squeeze tubes	Food: liquid beverage (noncarbonated), including functional beverage and ready-to-drink coffee, processed foods, sauces and pet foods, powdered beverages including coffee, snacks and nuts
Nonfood: household chemicals, industrial chemicals, adhesives and sealants, personal care

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

	Products and Services	Markets

Ends and Closures — Plastic and Metal	Aluminum, steel and peelable membrane easy-open closures for composite, metal and plastic containers	Canned processed foods, coffee, beverage, powdered beverages and infant formula, snacks, nuts, nutritional supplements, spices/ seasonings, pet food and treats, and nonfood products

Printed Flexible Packaging	Flexible packaging made from thin-gauge, high value-added rotogravure, flexographic and combination printed film including high-performance laminations and rotogravure cylinder engraving	Confectionery and gum, hard-baked goods, coffee, retort, beverages, snack foods, pet food, home and personal care

Sonoco’s rigid packaging — paper products are the Company’s second largest revenue-producing group of products and services, representing approximately 16%, 19% and 17% of consolidated net sales in 2006, 2005 and 2004, respectively.
Tubes and Cores/Paper
The Tubes and Cores/Paper segment accounted for 41.7%, 42.0% and 44.0% of the Company’s net sales in 2006, 2005 and 2004, respectively. This segment serves its markets through 121 converting facilities on five continents. Sonoco’s paper operations provide the primary raw material for the Company’s fiber-based packaging. Sonoco uses approximately 65% of the paper it manufactures and the remainder is sold to third parties. This vertical integration strategy is supported by 26 paper mills with 37 paper machines and 51 recovered paper collection facilities throughout the world. In 2006, Sonoco had the capacity to manufacture approximately 1.8 million tons of recycled paperboard. The products, services and markets of the Tubes and Cores/Paper segment are as follows:

	Products and Services	Markets

Tubes and Cores	Paperboard tubes, cores, roll packaging, molded plugs, supply-chain packaging services	Construction, film, flowable products, metal, paper mill, shipping and storage, tape and label, textiles, converters

Paper	Recycled paperboard, chipboard, tubeboard, lightweight corestock, boxboard, linerboard, specialty grades, recovered paper	Converted paper products, spiral winders, beverage insulators, displays, gaming, paper manufacturing

Sonoco’s tubes and cores products and services are the Company’s largest revenue-producing group of products and services, representing approximately 31%, 32% and 34% of consolidated net sales in 2006, 2005 and 2004, respectively.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
Packaging Services
The Packaging Services segment accounted for 12.5%, 12.9% and 10.2% of the Company’s consolidated net sales in 2006, 2005 and 2004, respectively. The products, services and markets of the Packaging Services segment are as follows:

	Products and Services	Markets

Service Centers	Packaging supply chain management, including custom packing, fulfillment, scalable service centers and global artwork management	Personal care, baby care, beauty, healthcare, electronics, hosiery, pharmaceuticals and office supplies

Point-of-Purchase	Designing, manufacturing, assembling, packing and distributing temporary, semi-permanent and permanent point-of-purchase (P-O-P) displays, as well as contract packaging, co-packing and fulfillment services	Consumer packaged goods, including: personal care, beauty, healthcare, food confectionery, sporting goods, and home and garden products

All Other Sonoco
All Other Sonoco accounted for 10.1%, 9.7% and 9.9% of the Company’s net sales in 2006, 2005 and 2004, respectively. In addition to the products and services outlined in each of the segments above, the Company produces the following products:

	Products and Services	Markets

Wire and Cable Reels	Baker™ steel, nailed wooden, plywood, recycled and poly-fiber reels	Wire and cable manufacturers

Molded and Extruded Plastics	Complete offering of product design, tool design and fabrication; manufacturing in both injection molding and extrusion technologies	Consumer and industrial packaging, food services, textiles, wire and cable, fiber optics, plumbing, filtration, automotive, medical, healthcare

Paperboard Specialties	Custom-printed Rixie™ coasters, Stancap® glass covers, other paper amenities	Hotels and resorts, casinos, country clubs, catering services, cruise lines, airlines, healthcare facilities, restaurants

Protective Packaging	Proprietary SonoPost® Technology, SonoBase™ Carrier Systems, and through a partnership with Sonoco CorrFlex, the SonoPop™ display system. Services include Tier 1 supplier to several major manufacturers, on-site engineering for multiple customers, ISTA-certified lab testing facilities and providing customers with engineering, design and testing for all types of products and materials	Household appliances, heating and air conditioning, lawn and garden including outdoor grills, furniture and office furnishings, automotive, promotional display and palletized distribution solutions

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
Product Distribution — Each of the Company’s operating units has its own sales staff, and maintains direct sales relationships with its customers. Some of the units have service staff at the manufacturing facility that interacts directly with customers. The Tubes and Cores/Paper segment also has a customer service center located in Hartsville, South Carolina, which is the main contact point between its North American business units and their customers. Divisional sales personnel also provide sales management, marketing and product development assistance as needed. For those customers that buy from more than one business unit, the Company often assigns a single representative or team of specialists to handle that customer’s needs. Product distribution is normally directly from the manufacturing plant to the customer, but in some cases, product is warehoused in a mutually advantageous location to be shipped to the customer as needed.
Raw Materials — The principal raw materials used by the Company are recovered paper, paperboard, steel, aluminum and plastic resins. Raw materials are purchased from a number of outside sources. The Company considers the supply and availability of raw materials to be adequate to meet its needs.
Patents, Trademarks and Related Contracts — Most inventions are made by members of Sonoco’s development and engineering staff, and are important to the Company’s internal growth. Patents have been granted on many inventions created by Sonoco staff in the United States and other countries. These patents are managed globally by a Sonoco intellectual capital management team through one of the Company’s subsidiaries, Sonoco Development, Inc. (SDI). SDI globally manages patents, trade secrets, confidentiality agreements and license agreements. Some patents have been licensed to other manufacturers. Sonoco also licenses a few patents from outside companies and universities for business unit use. U.S. patents expire after 17 or 20 years, depending on the patent issue date. New patents replace many of the abandoned or expired patents.
A second intellectual capital subsidiary of Sonoco, SPC Resources, Inc., globally manages Sonoco’s trademarks, service marks, copyrights and Internet domain names. Most of Sonoco’s products are marketed worldwide under trademarks such as Sonoco®, Sonotube®, Safe-Top®, Sealed Safe®, Duro® and Durox®. Sonoco’s registered Web domain names such as www.sonoco.com and www.sonotube.com provide information about Sonoco, its people and products. Trademarks and domain names are also licensed to outside companies where appropriate.
Seasonality — The Company’s operations are not seasonal to any significant degree, although the Consumer Packaging and Packaging Services segments normally report slightly higher sales and operating profits in the second half of the year, when compared to the first half.
Working Capital Practices — The Company is not required to carry any significant amounts of inventory to meet customer requirements or to assure itself continuous allotment of goods, nor does it provide extended terms to customers.
Dependence on Customers — On an aggregate basis, the five largest customers in the Tubes and Cores/Paper segment accounted for approximately 14% of that segment’s sales and the five largest customers in the Consumer Packaging segment accounted for approximately 30% of that segment’s sales. The dependence on a few customers in the Packaging Services segment is more significant as the five largest customers in this segment accounted for approximately 79% of that segment’s sales.
Sales to Procter & Gamble, the Company’s largest customer, represented approximately 12% of the Company’s consolidated revenues in 2006. In addition, this concentration of sales volume resulted in a corresponding concentration of credit, representing approximately 10% of the Company’s consolidated trade accounts receivable at December 31, 2006. No other customer comprised more than 5% of the Company’s consolidated revenues in 2006 or accounts receivable at December 31, 2006.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
Backlog — Most customer orders are manufactured with a lead time of three weeks or less. Therefore, the amount of backlog orders at December 31, 2006, was not material. The Company expects all backlog orders at December 31, 2006, to be shipped during 2007.
Competition — The Company sells its products in highly competitive markets, which include paper, textiles, films, food, chemicals, pharmaceuticals, packaging, construction, and wire and cables. Each of these markets is primarily controlled by supply and demand. Additionally, these markets are influenced by the overall rate of economic activity. The Company manufactures and sells many of its products globally. The Company, having operated internationally since 1923, considers its ability to serve its customers worldwide in a timely and consistent manner a competitive advantage. The Company also believes that its technological leadership, reputation for quality and vertical integration are competitive advantages. Expansion of the Company’s product line and global presence reflect the rapidly changing needs of its major customers, which demand high-quality, state-of-the-art, environmentally compatible packaging, wherever they choose to do business. It is important to be a low-cost producer in order to compete effectively. The Company is constantly focused on productivity improvements and other cost reduction initiatives utilizing the latest in technology.
Research and Development — Company-sponsored research and development expenses totaled approximately $12.7 million in 2006, $14.7 million in 2005 and $15.4 million in 2004. Customer-sponsored research and development expenses were not material in any of these periods. Significant projects in Sonoco’s Tubes and Cores/Paper segment during 2006 included efforts to design and develop new products for the construction industry and for the film and tape industries. In addition, efforts were focused on enhancing performance characteristics of the Company’s tubes and cores in the textile, film and paper packaging areas, as well as on projects aimed at enhancing productivity. The Consumer Packaging segment continued to invest in development of specialty metal closures, flexible packaging enhancements and rigid plastic containers technology during 2006.
Compliance with Environmental Laws — Information regarding compliance with environmental laws is provided in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Risk Management,” on pages 27 and 28 and in Note 13 to the Consolidated Financial Statements on pages F-32 through F-33 of this Annual Report on Form 10-K.
Number of Employees — Sonoco had approximately 17,700 employees worldwide as of December 31, 2006.
(d) Financial information about geographic areas —
Financial information about geographic areas is provided in Note 15 to the Consolidated Financial Statements on page F-37 of this Annual Report on Form 10-K, and in the information about market risk in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Risk Management” on pages 27 and 28 of this Annual Report on Form 10-K.
(e) Available information —
The Company electronically files with the Securities and Exchange Commission (SEC) its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its periodic reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the “1934 Act), and proxy materials pursuant to Section 14 of the 1934 Act. The SEC maintains a site on the Internet, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Sonoco also makes its filings available, free of charge, through its Web site, www.sonoco.com, as soon as reasonably practical after the electronic filing of such material with the SEC.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
Executive Officers of the Registrant —

		Position and Business Experience
Name	Age	For the Past Five Years

Harris E. DeLoach, Jr.	62	Chairman of the Board, President and Chief Executive Officer since 2005. Previously President and Chief Executive Officer July 2000-April 2005; Chief Operating Officer April-July 2000; Sr. Executive Vice President, Global Industrial Products/Paper/Molded Plastics 1999-2000; Executive Vice President, High Density Film, Industrial Container, Fibre Partitions, Protective Packaging, Sonoco Crellin and Baker Reels 1996-1999. Joined Sonoco in 1985.

Jim C. Bowen	56	Sr. Vice President since 2002. Previously Sr. Vice President, Global Paper Operations 2000-2002; Vice President/General Manager — Paper 1997-2000; Vice President, Manufacturing — N.A. Paper 1994-1997; Director of Manufacturing 1993-1994. Joined Sonoco in 1972.

Allan V. Cecil	65	Retired from the Company effective February 28, 2007. Vice President, Investor Relations and Corporate Affairs from 1998 until his retirement. Previously Vice President, Investor Relations and Corporate Communications 1996-1998. Joined Sonoco in 1996.

Cynthia A. Hartley	58	Sr. Vice President, Human Resources since 2002. Previously Vice President, Human Resources 1995-2002. Joined Sonoco in 1995.

Charles J. Hupfer	60	Sr. Vice President, Chief Financial Officer and Corporate Secretary since April 2005. Previously Vice President, Chief Financial Officer and Corporate Secretary 2002-2005; Vice President, Treasurer and Corporate Secretary 1995-2002; Treasurer 1988-1995. Joined Sonoco in 1975.

M. Jack Sanders	53	Sr. Vice President, Global Industrial Products since October 2006. Previously Vice President, Global Industrial Products January 2006-October 2006; Vice President, Industrial Products—N.A. 2001-2006; Division Vice President/General Manager, Protective Packaging 1998-2001; General Manager, Protective Packaging 1991-1998. Joined Sonoco in 1987.

Eddie L. Smith	55	Vice President, Industrial Products and Paper, Europe since November 2006. Previously Vice President, Customer and Business Development 2002-2006; Vice President/General Manager, Flexible Packaging 1998-2002; Division Vice President/General Manager, Flexible Packaging 1996-1998; Division Vice President, Consumer Products — Europe 1994-1996. Joined Sonoco in 1971.

Charles L. Sullivan, Jr.	63	Executive Vice President since 2005. Previously Sr. Vice President 2000-2005; Regional Director, Cargill Asia/Pacific in 2000 and President, Cargill’s Salt Division 1995-2000. Joined Sonoco in 2000.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
Item 1A. Risk Factors
Risk Factors Relating to Sonoco’s Business
The Company is subject to environmental regulations and liabilities that could weaken operating results.
Federal, state, provincial, foreign and local environmental requirements, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), and particularly those relating to air and water quality, are significant factors in the Company’s business and generally increase its costs of operations. The Company may be found to have environmental liability for the costs of remediating soil or water that is, or was, contaminated by the Company or a third party at various sites that are now, or were previously, owned, used or operated by the Company. Legal proceedings may result in the imposition of fines or penalties, as well as mandated remediation programs that require substantial, and in some instances, unplanned capital expenditures.
The Company has incurred in the past, and may incur in the future, fines and penalties relating to environmental matters, and costs relating to the damage of natural resources, lost property values and toxic tort claims. The Company has made expenditures to comply with environmental regulations and expects to make additional expenditures in the future. As of December 31, 2006, approximately $15.3 million was reserved for environmental liabilities. Such reserves are established when it is considered probable that the Company has some liability. The estimates represent the lower end of the estimated range of the amount of the Company’s potential liability. In part because nearly all of the Company’s potential environmental liabilities are joint and severally shared with others, the Company’s maximum potential liability cannot be reasonably estimated. However, the Company’s actual liability in such cases may be substantially higher than the reserved amount. Additional charges could be incurred due to changes in law, or the discovery of new information, and those charges could have a material adverse effect on operating results.
General economic conditions in the United States may change, having a negative impact on the Company’s earnings.
Domestic sales accounted for approximately 64% of the Company’s consolidated revenues. Even with the Company’s diversification across various markets and customers, due to the nature of the Company’s products and services, a general economic downturn could have an adverse impact on the Company’s reported results.
Raw materials price increases may reduce net income.
Many of the raw materials the Company uses are commodities purchased from third parties. Principal examples are recovered paper, steel, aluminum and resin. Prices of these commodities are subject to substantial fluctuations that are beyond the Company’s control and can adversely affect profitability. Many of the Company’s long-term contracts with customers permit limited price adjustments to reflect increased raw material costs. Although these and other prices may be increased in an effort to offset increases in raw materials costs, such adjustments may not occur quickly enough, or be sufficient to prevent a materially adverse effect on net income and cash flow.
The Company may encounter difficulties integrating acquisitions, restructuring operations or closing or disposing of facilities.
The Company has made numerous acquisitions in recent years, and may actively seek new acquisitions that management believes will provide meaningful opportunities in the markets it serves. Acquired businesses may not achieve the expected levels of revenue, profit or productivity, or otherwise perform as expected.
Acquisitions also involve special risks, including, without limitation, the potential assumption of unanticipated liabilities and contingencies, and difficulties in integrating acquired businesses. While management believes that acquisitions will improve the Company’s competitiveness and profitability, no assurance can be given that acquisitions will be successful or accretive to earnings.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
The Company has closed higher-cost facilities, sold non-core assets and otherwise restructured operations in an effort to improve cost competitiveness and profitability. Some of these activities are ongoing, and there is no guarantee that any such activities will not divert the attention of management or disrupt the ordinary operations of the Company. Moreover, production capacity, or the actual amount of products produced, may be reduced as a result of these activities.
Energy price increases may reduce net income.
The Company’s manufacturing operations require the use of substantial amounts of electricity and natural gas, which may be subject to significant price fluctuations as the result of changes in overall supply and demand. Energy usage is forecasted and monitored, and the Company may, from time to time, use commodity futures or swaps in an attempt to reduce the impact of energy price increases. The Company cannot guarantee success in these efforts, and could suffer adverse effects to net income and cash flow should the Company be unable to pass higher energy costs through to its customers.
The Company may not be able to develop new products acceptable to the market.
The Company relies on new product development for organic growth within the markets it serves. If new products acceptable to the Company’s customers are not developed in a timely fashion, growth potential may be hindered.
The Company may not be able to locate suitable acquisition candidates.
If significant acquisition candidates that meet the Company’s specific criteria are not located, the Company’s potential for growth may be restricted.
Conditions in foreign countries where the Company operates may reduce earnings.
The Company has operations throughout North and South America, Europe, Australia and Asia, with facilities in 35 countries. In 2006, approximately 36% of consolidated sales came from operations and sales outside of the United States. Accordingly, economic conditions, political situations, and changing laws and regulations in those countries may adversely affect revenues and income.
Foreign exchange rate fluctuations may reduce the Company’s earnings.
As a result of operating globally, the Company is exposed to changes in foreign exchange rates. Generally, each of the Company’s foreign operations both produces and sells in their respective local currencies. As a result, foreign-exchange transaction risk is not significant. However, the Company’s reported results of operations and financial position could be negatively affected by exchange rates when the activities and balances of its foreign operations are translated into U.S. dollars for financial reporting purposes. The Company monitors its exposures and, from time to time, may use currency swaps and forward foreign exchange contracts to hedge certain forecasted transactions denominated in foreign currencies, foreign currency assets and liabilities or the net investment in foreign subsidiaries. To date, the extent to which the Company has hedged its net investments in foreign subsidiaries has been limited.
Item 1B. Unresolved Staff Comments
There are no unresolved written comments from the SEC staff regarding the Company’s periodic or current 1934 Act reports.
Item 2. Properties
The Company’s corporate offices are owned and operated in Hartsville, South Carolina. There are 106 owned and 72 leased facilities used by operations in the Tubes and Cores/Paper segment, 25 owned and 26 leased facilities used by operations in the Consumer Packaging segment, three owned and 17 leased facilities used by operations in the Packaging Services segment, and 20 owned and 27 leased facilities used by all other operations. Europe, the largest foreign geographic region, has 55 manufacturing locations.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
Item 3. Legal Proceedings
The Company has been named as a potentially responsible party (PRP) at several environmentally contaminated sites not owned by the Company. These regulatory actions represent the Company’s largest potential environmental liabilities. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing agreements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods may vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites cannot be determined. As of December 31, 2006 and December 31, 2005, the Company had accrued $15.3 million and $16.8 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.
The Company believes the issues regarding the Fox River, which are discussed in some detail below, currently represent the Company’s greatest loss exposure for environmental liability. The Company also believes that all of its exposure to such liability for the Fox River is contained within its wholly owned subsidiary, U.S. Paper Mills Corp. (U.S. Mills). Accordingly, regardless of the amount of liability that U.S. Mills may ultimately have, Sonoco Products Company believes its potential pretax loss on account of Fox River issues is limited to U.S. Mills’ net worth, which was approximately $90 million at December 31, 2006.
As previously disclosed, U.S. Mills has been notified by governmental entities that it, together with a number of other companies, is a PRP for environmental claims under CERCLA and other statutes, arising out of the presence of polychlorinated biphenyls (PCBs) in sediments in the lower Fox River and in the bay of Green Bay in Wisconsin. U.S. Mills was named as a PRP because scrap paper purchased by U.S. Mills as a raw material for its paper making processes more than 30 years ago allegedly included carbonless copy paper that contained PCBs, some of which were included in wastewater from U.S. Mills’ manufacturing processes that was discharged into the Fox River. The Company acquired the stock of U.S. Mills in 2001, and the alleged contamination predates the acquisition. The Company was notified that it was a PRP, but responded that its only involvement was as a subsequent shareholder of U.S. Mills and, as such, has no responsibility.
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
In July 2003, U.S. Environmental Protection Agency (USEPA) and Wisconsin Department of Natural Resources (WDNR) issued their final cleanup plan (known as a Record of Decision, or ROD) for a portion of the Fox River. The ROD addressed the lower part of the Fox River and portions of Green Bay, where USEPA and WDNR (the Governments) estimate the bulk of the sediments that need to be remediated are located. In two portions of the lower part of the Fox River covered by the ROD — Operable Units (OUs) 3 and 4 — the Governments selected large-scale dredging as the cleanup approach. OU 3 is the section of the Fox River running downstream from Little Rapids to the DePere dam, and OU 4 runs from the DePere dam downstream to the mouth of the Fox River at Green Bay. U.S. Mills’ DePere plant is just below the DePere dam and, prior to 1972, discharged wastewater into the river downstream of the dam in OU 4. In the ROD, the Governments estimated that approximately 6.5 million cubic yards of sediment would be removed from OUs 3 and 4 at an estimated cost of approximately $284 million (approximately $26.5 million for OU 3 and

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
approximately $257.5 million for OU 4). The Governments also identified “capping” the river bed with appropriate materials as a “contingent remedy” to be evaluated during the remedial design process. For Green Bay (OU 5), the Governments selected monitored natural attenuation as the cleanup approach at an estimated cost of approximately $40 million. The Governments also indicated that some limited dredging near the mouth of the river might be required, which would ultimately be determined during the design stage of the project. Earlier, in January 2003, the Governments had issued their ROD for the upper portions of the Fox River — OUs 1 and 2. Combining the cost estimates from both RODs, it appeared that the Governments expected the selected remedies for all five OUs to cost approximately $400 million, exclusive of contingencies. In March 2004, NCR and Georgia-Pacific (G-P) entered into an Administrative Order on Consent (AOC) with the Governments to perform engineering design work for the clean up of OUs 2-5.
In the course of the ongoing design work, additional sampling and data analysis identified elevated levels of PCBs in certain areas of OU 4 near the U.S. Mills’ DePere plant (the OU 4 hotspot). In November 2005, the Governments notified U.S. Mills and NCR that they would be required to design and undertake a removal action that would involve dredging, dewatering and disposing of the PCB contaminated sediments from the OU 4 hotspot. In furtherance of this notification, on April 12, 2006, the United States and the State of Wisconsin sued NCR and U.S. Mills in the United States District Court for the Eastern District of Wisconsin in Milwaukee (Civil Action No. 06-C-0484). NCR and U.S. Mills agreed to a Consent Decree with the United States and the State of Wisconsin pursuant to which NCR and U.S. Mills were required to start removing contaminated sediment from the OU 4 hotspot no later than May 1, 2007. Although the defendants specifically did not admit liability for the allegations of the complaint, they are bound by the terms of the Consent Decree.
NCR and U.S. Mills reached agreement between themselves that each would fund 50% of the costs of remediation of the OU 4 hotspot, which the Company currently estimates to be between $24 million and $26 million for the project as a whole. Project implementation began in 2006, but most of the project cost is expected to be incurred in 2007. Although the funding agreement does not acknowledge responsibility or prevent either party from seeking reimbursement from any other parties (including each other), the Company accrued $12.5 million in 2005 as its estimate of the portion of costs that U.S. Mills expects to fund under the funding agreement.
The contract for the first phase of the NCR—U.S. Mills remediation project with respect to the OU 4 hotspot has been awarded to a remedial contractor, and site preparation at the U.S. Mills plant (where the sediment will be dewatered) has commenced. The remediation will involve removal of sediment from the riverbed, dewatering of the sediment and storage at an offsite landfill.
The extent of U.S. Mills’ potential liability remains subject to many uncertainties and the Company periodically reevaluates U.S. Mills’ potential liability and the appropriate reserves based on current information. U.S. Mills’ eventual liability—which may be paid out over a period of ten to twenty years—will depend on a number of factors. In general, the most significant factors include: (1) the total remediation costs for the sites for which U.S. Mills might be found to have liability and the share of such costs U.S. Mills is likely to bear; (2) the total natural resource damages for such sites and the share of such costs U.S. Mills is likely to bear, and (3) U.S. Mills’ costs to defend itself in this matter.
At the time of the Company’s acquisition of U.S. Mills in 2001, U.S. Mills and the Company estimated U.S. Mills’ liability for the Fox River cleanup at a nominal amount based on Government reports and conversations with the Governments about the anticipated limited extent of U.S. Mills’ responsibility, the belief, based on U.S. Mills’ prior assertions, that no significant amount of PCB-contaminated raw materials had been used at the U.S. Mills plants, and the belief that any PCB contamination in the Fox River, other than a de minimus amount, was not caused by U.S. Mills. It appeared at that time that U.S. Mills and the Governments would be able to resolve the matter and dismiss U.S. Mills as a PRP for a nominal payment. Accordingly, no significant reserve was established at the time. However, the Governments subsequently declined to enter into such a settlement. Nonetheless, until recently U.S. Mills continued to believe that its

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
liability exposure was very small based on its continuing beliefs that no significant amount of PCB-contaminated raw materials had been used at the U.S. Mills plants and that any significant amount of PCB contamination in the section of the Fox River located adjacent to its plant was not caused by U.S. Mills.
In May/June 2005, U.S. Mills first learned of elevated levels of PCBs (the OU 4 hotspot) in the Fox River adjacent to its DePere plant. U.S. Mills, while still not believing its DePere plant was the source of this contamination, entered into the consent decree to remediate the OU 4 hotspot as discussed above.
In June 2006, U.S. Mills first received the results of tests it initiated on the U.S. Mills property that suggest that the DePere plant may have processed as part of its furnish more than the de minimus amounts of PCB-contaminated paper reflected in the records available to the Company. This information seemed to contradict the Company’s previous understanding of the history of the DePere plant. Further testing of the site is continuing to attempt to determine the extent of this recently discovered contamination. Based on these most recent findings, it is possible that U.S. Mills might be responsible for a larger portion of the remediation than previously anticipated. The total estimated cost set forth in the ROD for remediation of OU 4 was approximately $257.5 million (the more recent Basis of Design Report estimate is at least $100 million higher) and the estimated cost of monitoring OU 5 was approximately $40 million. There are two alleged PRPs located in OU 4 (of which the smaller is the plant owned by U.S. Mills). It is possible that the owners of these two plants, together with the original generator of the carbonless copy paper, could be required to bear the substantial portion of the remediation costs of OU 4, and share with other PRPs the cost of monitoring OU 5. U.S. Mills has discussed possible remediation scenarios with other PRPs who have indicated that they expect U.S. Mills to bear an unspecified but meaningful share of the costs of OU 4 and OU 5.
In February 2007, USEPA and WDNR issued a general notice of potential liability under CERCLA and a request to participate in remedial action implementation negotiations relating to OUs 2 — 5 to eight PRPs, including U.S. Mills. The notice requests that the PRPs indicate their willingness to participate in negotiations concerning performance of the remaining elements of the remedial action for OUs 2 — 5 and the resolution of the government entities’ claims for unreimbursed costs and natural resource damages. The notice also indicates that, if USEPA and WDNR receive a good faith offer of settlement by April 1, 2007, they will seek to finalize an agreement by no later that July 15, 2007. U.S. Mills plans to discuss joint settlement proposals with other PRPs and may make a good faith offer of settlement either with or without other PRPs. The amount of any such offer has not been determined and will depend on U.S. Mills’ assessment of the level of its responsibility for the contamination and damages, the extent of insurance coverage, and the impact of a settlement on U.S. Mills’ resources and ongoing operations. U.S. Mills is currently evaluating all of its options and intends to vigorously defend against liability to the extent it deems it prudent and cost effective to do so.
Because U.S. Mills has not yet been able to estimate with any certainty the portion of the total remediation costs that it might have to bear, reserves to account for the potential additional liability have not been increased at this point. Since no formal claims for natural resource damages have been made, U.S. Mills does not have a basis for estimating the possible cost of such claims. Accordingly, reserves have not been increased for this potential liability. However, for the entire river remediation project, the lowest estimate in the Governments’ 2000 report on natural resource damages was $176 million.
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

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
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
In any event, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it has any liability for the liabilities of U.S. Mills. Accordingly, as stated above, the Company does not believe that the effect of U.S. Mills’ Fox River liabilities on the Company would result in a pretax loss to the Company that would exceed the net worth of U.S. Mills, which was approximately $90 million at December 31, 2006.
Additional information regarding legal proceedings is provided in Note 13 to the Consolidated Financial Statements on pages F-32 and F-33 of this Annual Report on Form 10-K.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the New York Stock Exchange under the stock symbol “SON.” As of December 31, 2006, there were approximately 40,000 shareholder accounts. Information required by Item 201(d) of Regulation S-K can be found in Part III, Item 12 of this Annual Report on Form 10-K. The following table indicates the high and low sales prices of the Company’s common stock for each full quarterly period within the last two years as reported on the New York Stock Exchange, as well as cash dividends declared per common share:

			Cash
	High	Low	Dividends

2006
First Quarter	$34.75	$28.76	$.23
Second Quarter	$34.75	$29.45	$.24
Third Quarter	$34.75	$30.30	$.24
Fourth Quarter	$38.71	$33.10	$.24
2005
First Quarter	$30.24	$25.58	$.22
Second Quarter	$29.13	$25.46	$.23
Third Quarter	$28.84	$25.79	$.23
Fourth Quarter	$30.64	$25.43	$.23
Item 5C. Issuer Purchase of Equity Securities
The Company did not purchase any of its securities during the fourth quarter of 2006.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
Item 6. Selected Financial Data
The following table sets forth the Company’s selected consolidated financial information for the past five years. The information presented below should be read together with Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company’s historical consolidated financial statements, and the Notes thereto. The selected statement of income data and balance sheet data are derived from the Company’s Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K.

(Dollars and shares in thousands except
per share data)	Years ended December 31
	2006	2005	2004	2003	2002
Operating Results[1]
Net sales	$3,656,839	$3,528,574	$3,155,433	$2,758,326	$2,701,419
Cost of sales and operating expenses	3,310,751	3,232,590	2,897,046	2,549,726	2,455,357
Restructuring charges[2]	25,970	21,237	18,982	50,056	10,409
Interest expense	51,952	51,559	47,463	52,399	54,196
Interest income	(6,642)	(7,938)	(5,400)	(2,188)	(1,649)

Income before income taxes	274,808	231,126	197,342	108,333	183,106
Provision for income taxes[3]	93,329	84,174	58,858	37,698	65,075
Equity in earnings of affiliates/ minority interest, net of tax[4]	13,602	14,925	12,745	7,543	7,437

Income from continuing operations	195,081	161,877	151,229	78,178	125,468
Income from discontinued operations, net of income taxes	—	—	—	60,771	9,848

Net income available to common shareholders	$195,081	$161,877	$151,229	$138,949	$135,316

Per common share
Net income available to common shareholders:
Basic	$1.95	$1.63	$1.54	$1.44	$1.40
Diluted	1.92	1.61	1.53	1.43	1.39
Cash dividends — common	.95	.91	.87	.84	.83
Weighted average common shares outstanding:
Basic	100,073	99,336	98,018	96,819	96,373
Diluted	101,534	100,418	98,947	97,129	97,178
Actual common shares outstanding at December 31	100,550	99,988	98,500	96,969	96,380

Financial Position
Net working capital	$282,974	$265,014	$282,226	$75,671	$104,671
Property, plant and equipment, net	1,019,594	943,951	1,007,295	923,569	975,368
Total assets	2,916,678	2,981,740	3,041,319	2,520,633	2,436,439
Long-term debt	712,089	657,075	813,207	473,220	699,346
Total debt	763,992	781,605	906,961	674,587	833,846
Shareholders’ equity	1,219,068	1,263,314	1,152,879	1,014,160	867,425
Current ratio	1.4	1.4	1.4	1.1	1.2
Total debt to total capital[5]	37.5%	35.7%	40.7%	36.4%	44.5%

[1]	Operating results for 2004 through 2006 are not comparable to previous years due to the impact of the CorrFlex acquisition that occurred in May 2004 and the formation of the Sonoco-Alcore joint venture that occurred in November 2004. Operating results for 2002 have been restated to reclassify the High Density Film business, which was sold in 2003, as discontinued operations.

[2]	2006 data reflects net charges of $25,970 pretax, $21,330 after tax, for restructuring charges. 2005 data reflects net charges of $21,237 pretax, $14,343 after tax, for restructuring costs. 2004 data reflects net charges of $18,982 pretax, $16,154 after tax, for restructuring costs. 2003 data reflects net charges of $50,056 pretax, $35,329 after tax, for restructuring costs. 2002 data reflects net charges of $10,409 pretax, $6,663 after tax, for restructuring costs.

[3]	The provision for income taxes included $10,074 in 2005 related to the repatriation of foreign earnings under the American Jobs Creation Act of 2004 and ($9,693) associated with the closing of previous years’ examinations in 2004.

[4]	2006, 2005, 2004 and 2003 data includes the minority interest owner’s portion of restructuring charges/(income) of $(416), $(1,260), $(1,778) and $1,455, respectively.

[5]	Calculated as Total Debt divided by the sum of Total Debt, Shareholders’ Equity and Long-term Deferred Tax Liability.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
2006 was a good year for both Sonoco and its shareholders. Sonoco achieved records in sales, net income and cash flow from operations and the Company’s stock provided its shareholders with an annual total return of 33.2%. Sonoco’s target is to provide shareholders with a double-digit average annual total return over time. To meet that target, the Company focuses on three major areas: driving profitable sales growth, improving margins, and leveraging the Company’s strong cash flow and financial position.
Sales continued to grow in 2006 from new products and acquisitions, while the Company received a number of awards for packaging innovation. The Company recorded a third consecutive year of operating margin improvement driven by strong productivity gains and a continued focus on price management, cost reductions and the turnaround of under-performing operations. The Company’s initiative to reduce working capital and the operational improvement helped boost cash flow to record levels.
The Company’s primary growth drivers are acquisitions, geographic expansion, providing total packaging solutions for customers and new product development. In 2006, sales grew 3.6% over 2005, primarily due to increased selling prices throughout the Company, the favorable impact of foreign exchange rates and an increase in volume.
During 2006, the Consumer Packaging segment provided 45% of the total increase in revenue and Tubes and Cores/Paper provided 34%, while revenue in the Packaging Services segment was essentially unchanged. Businesses in All Other Sonoco provided the remaining 21% of the total revenue increase. The Company expects that, over the next several years, growth in the consumer-related portions of its business will outpace growth in the industrial-related portions. Higher volume accounted for 21% of the revenue increase in Consumer Packaging, 40% in Tubes and Cores/Paper and 54% in All Other Sonoco. Volume increases in the Packaging Services segment were more than offset by the impact of the 2005 divestiture of a folding cartons plant.
The acquisitions made in 2006 did not have a significant impact on sales, as two of the larger ones did not close until late in the fourth quarter. However, these acquisitions are expected to provide additional year-over-year sales in excess of $100 million in 2007. The purchase of the remaining 35.5% interest in the Sonoco-Alcore S.a.r.l. (Sonoco-Alcore) joint venture will not result in additional sales as it was previously consolidated in the Company’s results. A reduction in sales resulting from the December 2005 sale of the folding cartons operation more than offset the positive impact of several smaller acquisitions made earlier in 2006.
The Company reported net income of $195.1 million for 2006, compared with $161.9 million for 2005. Earnings growth in 2006 resulted in large part from productivity improvements in virtually all of the Company’s businesses along with price increases that effectively offset increases in the costs of labor, material, freight and energy. Volume growth had less impact on operating profits than its effect on sales due to a change in the mix of products sold. The change in mix is primarily attributable to increased sales of tissue and towel board in the Tubes and Cores/Paper segment and composite cans to the powdered infant formula market in the Consumer Packaging segment. Both of these products have lower margins relative to other products. In addition, $10.1 million of increased sales volume in the Packaging Services segment were on a pass-through basis and therefore generated no significant additional gross margin.
Operating margins, including both gross profit margin and net income margin, showed improvement over 2005 levels. Net income for 2006 included after-tax restructuring charges of $20.9 million, $7.8 million more than the $13.1 million net restructuring charges recorded in 2005. Net income for 2005 was negatively impacted by an after-tax charge of $7.6 million related to an environmental reserve at a subsidiary’s paper

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
operations in Wisconsin and additional tax expense of $10.1 million associated with the repatriation of foreign earnings.
Cash flow from operations reached a record $482.6 million in 2006. Cash flow was used to fund capital expenditures, make acquisitions, pay dividends, repurchase Company stock and make net payments on debt. To sustain strong cash flow, the Company emphasizes profitable growth, effective working capital management and capital expenditure control. A portion of key manager incentive compensation is tied to achieving a targeted return on net assets.
Restructuring Charges, Unusual Items and Other Activities
Restructuring Charges
During 2006, the Company recognized restructuring charges, net of adjustments, totaling $26.0 million ($21.3 million after tax) under two restructuring plans — the 2006 Plan and the 2003 Plan. Of this total amount, the Company recognized $17.5 million of restructuring charges, net of adjustments, under the 2006 Plan and $8.5 million, net of adjustments, under the 2003 Plan.
The 2006 Plan, approved in October 2006, initiated cost-reduction measures primarily focused on certain of the Company’s international operations, principally centered around Europe. It calls for the closure of approximately 12 plant locations globally and the reduction of approximately 540 positions worldwide. These measures began in the fourth quarter of 2006 and are expected to be substantially complete by the end of 2007. The 2006 charges related primarily to the closures of a paper mill in France, two tube and core plants—one in Canada and one in the United States, and a flexible packaging operation in Canada. The charges also include the closures of a wooden reels facility and a molded plastics operation in the United States as well as the impact of downsizing actions primarily in the Company’s European tube and core/paper operations. The total pretax cost of the 2006 Plan is estimated to be approximately $35 million, most of which is related to severance and other termination costs; accordingly, the vast majority of the cost will result in the expenditure of cash.
The 2003 Plan, announced in August 2003, was designed to reduce the Company’s overall operating cost structure by approximately $54 million by realigning and centralizing a number of staff functions and eliminating excess plant capacity. Pursuant to the 2003 Plan, the Company has initiated or completed 22 plant closings and has reduced its workforce by approximately 1,120 employees. Net charges recorded in 2006 related primarily to the closure of two tube and core plants and a flexible packaging operation in the United States, and an additional asset impairment charge resulting from a revision to the estimated sales proceeds of a previously closed paper mill located in the United States. These charges consisted of severance and termination benefits of $1.8 million, asset impairment charges of $2.6 million and other exit costs of $4.1 million, consisting of building lease termination charges and other miscellaneous exit costs. Through the end of 2006, the Company has recognized cumulative restructuring charges, net of adjustments, of $103.0 million under the 2003 Plan. Future restructuring charges to be incurred under this plan are expected to be minimal. With the exception of ongoing pension subsidies and certain building lease termination expenses, costs associated with the 2003 Plan are expected to be paid by the end of the 2007 using cash generated from operations.
During 2005, the Company recognized restructuring charges under the 2003 Plan of $21.2 million ($14.3 million after tax), net of adjustments primarily related to 11 plant closings in the Tubes and Cores/Paper segment and three plant closings in the Consumer Packaging segment. Restructuring charges recognized during 2005 consisted of severance and termination benefits of $6.2 million, asset impairment charges of $6.5 million and other exit costs of $8.5 million, consisting of building lease termination charges and other miscellaneous exit costs. Of the $6.5 million of asset impairment charges (related to the writeoff/down of assets associated with 11 plant closings), the Company recognized writeoffs/downs of impaired equipment of $5.9 million and writeoffs/downs related to facilities held for sale of $0.6 million. Impaired assets are valued at the lower of carrying amount or fair value, less estimated costs to sell, if applicable.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
During 2004, the Company recognized restructuring charges of $19.0 million ($16.2 million after tax), net of adjustments, primarily related to plant closings in the Tubes and Cores/Paper segment, the Consumer Packaging segment and in All Other Sonoco. Included in this amount is $2.2 million in restructuring charges, which resulted from a correction to previously reported financial statements at the Company’s wholly owned subsidiary in Spain. Restructuring charges recognized during 2004 consisted of severance and termination benefits of $6.5 million, asset impairment charges of $6.2 million and other exit costs of $6.3 million, consisting of building lease termination charges and other miscellaneous exit costs.
The Company also recorded non-cash, after-tax income in the amount of $0.4 million in 2006, $1.3 million in 2005, and $1.8 million in 2006 to reflect a minority shareholder’s portion of restructuring costs that were charged to expense. This income, which resulted from the closure of certain plants that the Company contributed to Sonoco-Alcore, is included in “Equity in earnings of affiliates/minority interest in subsidiaries” in the Company’s Consolidated Statements of Income.
Acquisitions/Joint Ventures
The Company completed six acquisitions during 2006, and purchased the remaining 35.5% minority interest of its Sonoco-Alcore joint venture, at an aggregate cost of $227.3 million, all of which was paid in cash. Acquisitions in the Company’s Tubes and Cores/Paper segment included the remaining 75% interest in Demolli Industria Cartaria S.p.A, an Italy-based tube and core/paper manufacturer; and a small tube and core manufacturer in Canada. Acquisitions made in the Consumer Packaging segment included a rotogravure printed flexible packaging manufacturer in Texas; a rigid paperboard composite container manufacturer located in Ohio; and Clear Pack Company, a manufacturer of thermoformed and extruded plastic materials and containers located in Illinois. In addition, the Company acquired a small packaging fulfillment business in Illinois, which is included in the Packaging Services segment. These acquisitions are expected to provide approximately $130 million in reported sales in 2007. Also in 2006, the Company purchased the remaining 35.5% interest in Sonoco-Alcore, a European tube, core and coreboard joint venture between the Company and Ahlstrom Corporation. Results for the Sonoco-Alcore joint venture, part of the Tubes and Cores/Paper segment, have been consolidated in the Company’s results since its original formation in 2004; accordingly, no additional sales will result from the purchase of the remaining interest.
In 2005, the Company completed three minor acquisitions with an aggregate cost of $3.6 million, all of which were paid in cash.
The Company completed nine acquisitions during 2004 with an aggregate cost of $367 million, of which $267 million was paid in cash. The most significant acquisition in 2004 was CorrFlex Graphics, LLC, one of the nation’s largest point-of-purchase display companies. The acquired business, which is known as Sonoco CorrFlex, LLC, is reflected in the Packaging Services segment. Acquisitions in the Company’s Tubes and Cores/Paper segment included tube and core manufacturers in Australia, China and the United States. During the fourth quarter of 2004, the Company also completed a business combination with Ahlstrom Corporation, Helsinki, Finland (Ahlstrom), by which each of the companies’ respective European paper-based tube/core and coreboard operations were combined into a joint venture that operates under the name Sonoco-Alcore S.a.r.l. and is reflected in the Tubes and Cores/Paper segment. The Company contributed ownership positions in 25 tube and core plants and five paper mills to Sonoco-Alcore, and held a 64.5% interest in the joint venture. Ahlstrom, a leader in high-performance fiber-based materials serving niche markets worldwide, contributed 14 tube and core plants and one paper mill to Sonoco-Alcore, and held a 35.5% interest in the joint venture. As noted above, the Company acquired this remaining 35.5% interest during 2006. The Company accounted for this transaction as an acquisition and, therefore, consolidated the joint venture and reported Ahlstrom’s ownership as minority interest in the Company’s financial statements. The recognition of Ahlstrom’s share of the joint venture’s net income was included in “Equity in earnings of affiliates/minority interest in subsidiaries” in the Company’s Consolidated Statements of Income until acquisition of the remaining minority interest was completed in 2006. Acquisitions in the Company’s

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
Consumer Packaging segment included a composite can manufacturer in Australia, a manufacturer of rotogravure cylinders in Canada and the remaining ownership interest in a manufacturer of rotogravure cylinders in Charlotte, N.C. The Company also acquired certain assets of a wooden reel refurbisher in Alabama, which are reported in All Other Sonoco.
Dispositions
In December 2005, the Company divested its single-plant folding cartons business for a note receivable of approximately $11.0 million, which was collected in early 2006. This transaction resulted in a gain of $2.4 million ($1.6 million after tax). The results of this business unit were immaterial to the Company’s consolidated net income for all periods presented.
Other Special Charges, Income Items and Contingencies
During the fourth quarter of 2005, the United States Environmental Protection Agency (EPA) notified U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, that U.S. Mills and NCR Corporation (NCR), an unrelated company, would be held jointly responsible to undertake a program to remove and dispose of certain PCB-contaminated sediments at a particular site on the lower Fox River in Wisconsin. U.S. Mills and NCR reached agreement between themselves that each would fund 50% of the costs of remediation, which the Company currently estimates to be between $24 million and $26 million for the project as a whole. Project implementation began in 2006; however, most of the project costs are expected to be incurred in 2007. Although the agreement reached does not acknowledge responsibility or prevent either party from seeking reimbursement from any other parties (including each other), the Company accrued $12.5 million in 2005 as an estimate of the portion of costs that U.S. Mills expects to fund under the current agreement. The charges recognized for this environmental reserve are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income. The actual costs associated with cleanup of this particular site are dependent upon many factors, and it is reasonably possible that remediation costs could be higher than the current estimate of project costs. The Company acquired U.S. Mills in 2001, and the identified contamination predates the acquisition. Some or all of any costs incurred may be covered by insurance or be recoverable from third parties; however, there can be no assurance that such claims for recovery will be successful. Accordingly, no amounts have been recognized in the financial statements for such recovery.
In June 2006, U.S. Mills first received the results of tests it initiated on the U.S. Mills property that suggested that its DePere plant might have previously processed more than the de minimus amounts of PCB-contaminated paper reflected in the records available to the Company. This information seemed to contradict the Company’s previous understanding of the history of the DePere plant. Further testing of the site is continuing to attempt to determine the extent of this recently discovered contamination. Based on these most recent findings, it is possible that U.S. Mills might be responsible for a larger portion of the remediation of the lower Fox River than previously anticipated. Governmental estimates of the costs for remediation of the lower Fox River are several hundred millions of dollars. The information currently available to the Company is insufficient to determine the probability or amount of liability that may be attributable to U.S. Mills. Accordingly, as of December 31, 2006, no additional reserve for the potential remediation costs of this site has been established. However, it is possible that U.S. Mills’ ultimate share of the liability could exceed its net worth of approximately $90 million, but Sonoco believes the net worth of U.S. Mills represents the maximum exposure to the Company’s consolidated financial position from these environmental claims. For a more detailed discussion of the Fox River environmental matters, see “Item 3. Legal Proceedings” above.
During 2005, the Company repatriated $124.7 million from foreign subsidiaries under the provisions of the American Jobs Creation Act of 2004 (AJCA). Under this temporary incentive, a portion of the repatriated funds qualified for an 85% dividends-received deduction. Although the effective tax rate on the repatriated funds was lower than it would have otherwise been absent the AJCA, the repatriation resulted in the recognition of additional U.S. federal and state income taxes totaling $10.1 million.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
In 2004, the Company recognized charges of $5.6 million, for the future costs of new executive life insurance benefits established to replace key executive split-dollar life agreements. Due to regulatory changes, the Company was not able to maintain those split-dollar agreements and the replacement benefits for the affected employees have been provided to meet the intent and commitments of the previous program. Also in 2004, the Company incurred a $4.5 million charge related to a trade secrets dispute. The charges recognized for the new executive life insurance benefits and the trade secrets dispute are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income. Additionally, 2004 net income was positively affected by $9.7 million due to the recognition of certain tax benefits as a result of examination conclusions by the Internal Revenue Service (IRS) and state tax authorities.
During the fourth quarter of 2004, the Company determined that misstatements had been made in the financial statements of its wholly owned subsidiary in Spain, which consists of two tube and core plants. The primary impact of these misstatements was an underreporting of expenses over a six-year period totaling approximately $9.4 million, before and after tax, of which $2.2 million was related to restructuring charges as previously discussed. Of the remaining $7.2 million, approximately $1.6 million was associated with the first three quarters of 2004, approximately $1.3 million was associated with 2003, approximately $.3 million was associated with 2002, approximately $1.9 million was associated with 2001 and the remaining amount of approximately $2.1 million was associated with 2000 and prior. As the impact of these misstatements was not material to the reported results of any of the prior periods affected or to the period in which it was recorded, the Company recorded the charge in the fourth quarter of 2004.
Results of Operations 2006 versus 2005
Net income for 2006 was $195.1 million, compared with $161.9 million in 2005. The year-over-year increase is largely attributable to higher operating profits on improved productivity and increased selling prices. Gross profit margin improved to 19.3%, compared with 18.7% in 2005. Also contributing to the year over year net income improvement was the net effect of fewer special charges, which were discussed above.
Operating Revenue
Consolidated net sales for 2006 were $3.66 billion, a $128 million, or 3.6%, increase over 2005.
The components of the sales change were approximately:

($ in millions)
Volume	$41
Selling price	51
Currency exchange rate	39
Acquisitions (net of dispositions)	(4)
Other	1

Total sales increase	$128

Prices were higher throughout the Company, with the exception of recovered paper operations, as the Company was able to implement price increases to offset the impact of higher costs of labor, energy, freight and materials. Company-wide volume, excluding service center revenue which was on a pass-through basis, increased slightly less than 1.0% from 2005 levels driven by increases in the Tubes and Cores/Paper and Consumer Packaging segments. Domestic sales were $2.3 billion, up 2.3% from 2005. International sales were $1.3 billion, up 6.2% over 2005, driven primarily by the impact of currency translation.
Costs and Expenses
In 2006, defined-benefit pension and postretirement expense increased $1.1 million to $44.1 million, versus $43.0 million in 2005. The Company expects these expenses to total approximately $34 million in 2007.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
This reduction will be partially offset by higher defined contribution plan costs. The return on assets of U.S.-based defined benefit plans was 13.9% in 2006 and 7.2% in 2005. Over time, investment returns on benefit plan assets impact the Company’s cost of providing pension and postretirement benefits. The Company’s U.S.-based qualified defined-benefit pension plan had a positive funded status of $9 million at year end. None of the Company’s other defined benefit plans were fully funded as of December 31, 2006. The cumulative unfunded liability of these plans at December 31, 2006, was $229 million. The Company also sponsors the Sonoco Investment and Retirement Plan, a defined contribution pension plan, for its salaried and non-union U.S. employees who were hired on or after January 1, 2004. The Company makes an annual contribution of 4% of all eligible pay plus 4% of eligible pay in excess of the Social Security wage base. The Company’s total expense under this defined contribution plan was $1.2 million in 2006 and $0.4 million in 2005. The Company expects the defined contribution expense to total approximately $5 million in 2007.
On January 1, 2006, the Company implemented certain changes to its U.S.-based retiree medical benefits plan. These changes included the elimination of a Company subsidy toward the cost of retiree medical benefits if certain age and service criteria were not met, as well as the elimination of Company-provided prescription drug benefits for the majority of its current retirees and all future retirees. These changes resulted in a reduction to the accumulated postretirement benefit obligation of $38 million, which is being amortized over a period of 4.6 years beginning in 2006. In addition, 2006 long-term disability expenses were favorably impacted by both a decrease in the number of employees receiving benefits and by a decrease in the amount of the average claim.
Selling, general and administrative expenses as a percentage of sales decreased to 9.8% during the year from 10.3% in 2005. Included in 2006 was an additional $4.1 million of stock-based compensation expense associated with the issuance of stock-settled stock appreciation rights. Recognition of this expense is required under Statement of Financial Accounting Standards No. 123(R), ‘Share-Based Payment,’ which the Company adopted effective January 1, 2006. Expenses in 2005 included the previously mentioned $12.5 million U.S. Mills environmental charge.
Operating profits also reflect restructuring charges of $26.0 million and $21.2 million in 2006 and 2005, respectively. These items are discussed in more detail in the section above titled, “Restructuring Charges, Unusual Items and Other Activities.”
Research and development costs, all of which were charged to expense, totaled $12.7 million and $14.7 million in 2006 and 2005, respectively. Significant 2006 projects in Sonoco’s Tubes and Cores/Paper segment included efforts to design and develop new products for the construction industry and for the film and tape industries. In addition, efforts were focused on enhancing performance characteristics of the Company’s tubes and cores in the textile, film and paper packaging areas, as well as projects aimed at enhancing productivity. The Consumer Packaging segment continued to invest in development of specialty metal closures, flexible packaging enhancements and rigid plastic containers technology.
Interest expense totaled $52.0 million for the year ended December 31, 2006, compared with $51.6 million in 2005. The slight increase in 2006, compared with 2005, was due to higher average interest rates, substantially offset by lower U.S. and international debt levels. Interest income was $6.6 million in 2006, a decrease of $1.3 million, from the $7.9 million reported in 2005. The decrease was primarily due to the Company’s repatriation of $124.7 million of accumulated offshore cash in December 2005 under the American Jobs Creation Act and the subsequent use of the repatriated cash to lower domestic debt.
The effective tax rate for continuing operations in 2006 was 34.0%, compared with 36.4% in 2005. Included in the effective tax rate for 2006 was the impact of a $5.3 million benefit associated with entering into favorable tax agreements with state tax authorities and closing state tax examinations for amounts less than originally anticipated. Partially offsetting this is a $4.9 million impact resulting from restructuring charges for which a tax benefit could not be recognized. The 2005 effective tax rate reflects an additional $10.1

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
million of income tax expense associated with the repatriation of foreign earnings under the American Jobs Creation Act.
Operating Segments
Consolidated operating profits, also referred to as “Income before income taxes” on the Consolidated Statements of Income, are comprised of the following:

($ in millions)	2006	2005	% Change
Consumer Packaging Segment	$109.6	$103.5	5.9%
Tubes and Cores/Paper Segment	148.2	107.0	38.4%
Packaging Services Segment	39.2	44.8	(12.6)%
All Other Sonoco	49.1	40.6	20.9%
Restructuring and related impairment charges	(26.0)	(21.2)	(22.3)%
Interest expense, net	(45.3)	(43.6)	(3.9)%

Consolidated operating profits	$274.8	$231.1	18.9%

Segment results viewed by Company management to evaluate segment performance do not include restructuring and net interest charges. Accordingly, the term “segment operating profits” is defined as the segment’s portion of “Income before income taxes” excluding restructuring charges and net interest expense. General corporate expenses, with the exception of restructuring charges, interest, and income taxes, have been allocated as operating costs to each of the Company’s reportable segments and All Other Sonoco.
See Note 15 to the Company’s Condensed Consolidated Financial Statements for more information on reportable segments.
Consumer Packaging Segment — Results for this segment are presented as follows:

($ in millions)	2006	2005	% Change
Trade sales	$1,304.8	$1,247.5	4.6%
Segment operating profits	109.6	103.5	5.9%
Depreciation, depletion and amortization	55.1	56.3	(2.1)%
Capital spending	48.2	50.8	(5.2)%

Sales in this segment increased due to higher selling prices for composite cans, plastic packaging and closures, along with the impact of favorable exchange rates, as the dollar weakened against foreign currencies. Higher composite can volume was partially offset by reduced volume in flexible packaging and closures. Overall, volumes were up 1% in the segment. Domestic sales were approximately $925 million, up 3.5% from 2005, and international sales were approximately $380 million, up 7.4% from 2005.
Segment operating profits were favorably impacted by productivity and purchasing initiatives, while selling price increases were partially offset by increased costs of energy, freight, material and labor. Continued high startup costs at the Company’s rigid plastics container plant in Wisconsin also dampened operating profits in the segment, as did operational issues and the loss of a customer at the closures plant in Brazil.
Significant capital spending included numerous productivity and customer development projects in the United States and Europe.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
Tubes and Cores/Paper Segment — Results for this segment are presented as follows:

($ in millions)	2006	2005	% Change
Trade sales	$1,525.6	$1,482.1	2.9%
Segment operating profits	148.2	107.1	38.4%
Depreciation, depletion and amortization	85.9	83.7	2.5%
Capital spending	63.3	62.3	1.6%

The increase in sales was due to increased selling prices and volume in North American paper operations and Asia. The effect of favorable exchange rates also increased sales. Lower tube and core volume in most geographic segments partially offset these favorable factors. Overall volume in the segment, including the impact of acquisitions, increased by approximately 1%. Domestic sales increased approximately $15 million, or 1.9%, to $772.6 million and international sales increased approximately $29 million, or 4.0% to $753.0 million.
Segment operating profits increased due to productivity and purchasing initiatives along with higher selling prices, which offset increases in the costs of energy, freight, material and labor. Results in 2005 were impacted by a charge of $12.5 million related to an environmental claim at a subsidiary’s paper operations in Wisconsin. See “Other Special Charges, Income Items and Contingencies” for a discussion of this claim. In addition, 2005 results included a $3.0 million non-restructuring asset impairment charge related to operations in Asia.
Significant capital spending included the modification of several paper machines, primarily in the United States, Mexico and Europe, and building of new tube and core plants in Asia.
Packaging Services Segment — Results for this segment are presented as follows:

($ in millions)	2006	2005	% Change
Trade sales	$456.8	$455.9	.2%
Segment operating profits	39.2	44.8	(12.6)%
Depreciation, depletion and amortization	11.9	12.0	(0.4)%
Capital spending	3.4	4.9	(30.0)%

Sales in this segment were flat due to the December 2005 divestiture of a single-plant folding carton operation. Higher volumes and selling prices in the service centers more than offset lower volumes in point-of-purchase and fulfillment operations. Domestic sales decreased to $344.9 million, a 3.3% decrease, while international sales increased to $111.9 million, up 12.8%, primarily as a result of a new service center in Poland increasing output.
The decrease in segment operating profits is attributable to unfavorable changes in the mix of business and the impact of a $2.4 million gain on the sale of a carton facility in 2005. The service centers’ sales increase had very little impact on profits, as these sales were on a pass-through basis with no significant additional gross margin. Productivity and purchasing initiatives partially offset the unfavorable factors discussed above.
Capital spending included numerous productivity and customer development projects in the United States and Europe.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
All Other Sonoco — Results for all other businesses not included in the segments above are presented as follows:

($ in millions)	2006	2005	% Change
Trade sales	$369.7	$343.2	7.7%
Segment operating profits	49.1	40.6	20.9%
Depreciation, depletion and amortization	12.0	11.1	8.3%
Capital spending	8.4	11.1	(24.2)%

Sales for All Other Sonoco increased due to price increases for all businesses, along with higher volumes in wire and cable reels and protective packaging. Domestic sales were $300.5 million, up 6.3% from 2005, and international sales were $69.2 million, an increase of 14.3%.
Operating profits in All Other Sonoco increased due primarily to manufacturing productivity and purchasing initiatives. The Company was able to recover increases in raw material costs, energy, freight and labor through higher selling prices. Although higher volume was a significant reason for the increased sales, operating profits did not benefit as changes in the mix of products resulted in lower profit margins.
Capital spending included investing in customer development projects in the United States and Europe for molded and extruded plastics, protective packaging and wire and cable reels.
Financial Position, Liquidity and Capital Resources
Cash Flow
Cash flow from operations totaled $482.6 million in 2006, compared with $227.4 million in 2005. One driver of this increase was lower contributions to the Company’s pension plans, as only $10.5 million was contributed in 2006, versus $77.0 million in 2005. Increased earnings and working capital initiatives, resulting in year-over-year reductions in inventories and increases in accounts payable, also favorably impacted operating cash flows. The projected benefit obligation of the U.S. Defined Benefit Pension Plan was fully funded as of December 31, 2006. The Company froze participation for newly hired salaried and non-union hourly U.S. employees effective December 31, 2003. Based on the current actuarial estimates, the Company anticipates that the total 2007 contributions made to its benefit plans will be comparable to 2006 levels. However, no assurances can be made about funding requirements beyond 2007, as they will depend largely on actual investment returns and future actuarial assumptions.
Cash flows used by investing activities increased from $119.3 million in 2005 to $332.1 million in 2006. The Company invested $227.3 million in six acquisitions and the purchase of the remaining minority interest in a European tube, core and coreboard joint venture, in 2006. There were no significant acquisitions in 2005. Capital expenditures decreased by $5.8 million to $123.3 million in 2006 from $129.1 million in 2005. Capital expenditures in 2007 are expected to continue to be in the $130 million range. As part of its growth strategy, the Company is actively seeking acquisition opportunities and the level of acquisition spending in any given year will depend on the size and number of suitable candidates identified and the Company’s success at closing the transactions.
Net cash used by financing activities totaled $125.7 million in 2006, compared with $165.6 million used in 2005. Cash dividends increased 5.1% to $94.7 million during 2006 and cash was used to make net payments on debt of $23.6 million. During 2006, the Company acquired 2.5 million shares of Sonoco common stock at a cost of $82.7 million and issued shares through the exercise of previously awarded stock options for proceeds of $74.4 million.
Current assets increased by $57.3 million to $942.8 million at December 31, 2006. This increase is largely attributable to higher levels of cash and to a higher balance of trade accounts receivable stemming from 2006 acquisitions. Current liabilities increased by $39.3 million to $659.8 million at December 31, 2006. This

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
increase was due to higher accounts payable, accrued wages and taxes payable, partially offset by decreases in notes payable. The current ratio was 1.4 at December 31, 2006 and 2005.
Contractual Obligations
The following table summarizes contractual obligations at December 31, 2006:

	Payments Due In
($ in millions)	Total	2007	2008-2009	2010-2011	Beyond 2011
Debt obligations	$764.0	$51.9	$0.6	$100.0	$611.5
Interest payments[1]	354.0	39.5	79.0	72.2	163.3
Operating leases	135.7	28.9	43.2	25.8	37.8
Environmental remediation (U.S. Mills)[3]	11.7	11.7	—	—	—
Purchase obligations[2]	174.1	11.9	25.8	24.2	112.2

Total contractual obligations	$1,439.5	$143.9	$148.6	$222.2	$924.8

[1]	Includes interest payments on outstanding fixed-rate, long-term debt obligations that do not have associated fair value hedges as well as financing fees on the backstop line of credit.

[2]	Includes only long-term contractual commitments. Does not include short-term obligations for the purchase of goods and services used in the ordinary course of business.

[3]	Environmental remediation reserved in 2005.
Capital Resources
Debt decreased by $17.6 million to $764.0 million at December 31, 2006, as cash flows from operations were used to pay down debt.
The Company currently operates a commercial paper program totaling $350 million and has fully committed bank lines of credit supporting the program by a like amount. On May 3, 2006, the Company entered into an amended and restated credit agreement to extend its $350 million bank line of credit to a new five-year maturity. The amended and restated credit agreement also provides the Company the option to increase its credit line to $500 million subject to the concurrence of its lenders. The Company intends to indefinitely maintain line of credit agreements fully supporting its commercial paper program. At December 31, 2006, the amount of the Company’s outstanding commercial paper was $89 million, compared to $30 million at December 31, 2005. Consistent with the maturity of the supporting line of credit, the Company classifies outstanding commercial paper balances as long-term debt.
One of the Company’s primary growth strategies is growth through acquisitions. The Company believes that cash on hand, cash generated from operations, and the available borrowing capacity under its amended and restated credit agreement will enable it to support this strategy. Although the Company currently has no intent to do so, it may require additional financing in order pursue its growth strategy. Although the Company believes that it has excess borrowing capacity beyond its current lines, there can be no assurance that such financing would be available or, if so, at terms that are acceptable to the Company.
Effective December 31, 2006, the Company adopted the balance sheet recognition provisions of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (FAS 158). FAS 158 requires companies to recognize the funded status of defined benefit plans on the balance sheet. Because FAS 158 is applied on a prospective basis, only the 2006 balance sheet is impacted by this change. Compared to what the balances would have otherwise been at December 31, 2006, applying FAS 158 reduced long-term assets by $260 million, increased total liabilities by $35 million, reduced long-term deferred tax liabilities by $114 million and reduced shareholders’ equity by $181.4 million. The majority of the impact relates to the Company’s U.S. qualified retirement plan which, although in an over-funded position, had a significant prepaid expense balance primarily related to unrecognized actuarial losses that was required to be reclassified to equity on an after-tax basis.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
Shareholders’ equity decreased $44.2 million from December 31, 2005, to $1.22 billion at December 31, 2006. The decrease resulted mainly from net income of $195.1 million in 2006, stock option exercises of $82.7 million, and a foreign currency translation gain of $37.2 million, being more than offset by cash dividends of $94.7 million, the repurchase of $82.7 million of the Company’s common stock, and a $181.4 million adjustment, net of tax, from the initial application of FASB Statement No. 158. Shareholders’ equity increased $110.4 million from December 31, 2004, to $1.26 billion at December 31, 2005. The increase resulted mainly from net income of $161.9 million in 2005 and stock option exercises of $37.4 million, reduced by dividends of $90.1 million, a foreign currency translation loss of $12.8 million, and minimum pension liability adjustments of $0.6 million.
During the first six months of 2006, the Company repurchased 2.5 million shares of Sonoco common stock for approximately $82.7 million. The shares were repurchased under an existing authorization to repurchase up to approximately 5.29 million shares. On April 19, 2006, the Company’s Board of Directors rescinded all previously approved stock repurchase programs in conjunction with the approval of a new program, which authorizes the repurchase of up to 5.0 million shares of the Company’s common stock. On February 7, 2007, the Company’s Board of Directors, in anticipation of a planned 1.5 million share repurchase, authorized the reinstatement of those shares to its existing 5.0 million share authorization. On February 8, 2007, the Company completed the repurchase of 1.5 million shares of its common stock at a cost of $56.7 million; accordingly, 5.0 million shares remain available for repurchase. The Company did not repurchase any of its common stock in 2005.
Although the ultimate determination of whether to pay dividends is within the sole discretion of the Board of Directors, the Company plans to increase dividends as earnings grow. Dividends per common share were $.95 in 2006, $.91 in 2005 and $.87 in 2004. On February 7, 2007, the Company declared a regular quarterly dividend of $.24 per common share payable on March 9, 2007, to shareholders of record on February 23, 2007.
Off-Balance Sheet Arrangements
The Company had no material off-balance sheet arrangements at December 31, 2006.
Risk Management
As a result of operating globally, the Company is exposed to changes in foreign exchange rates. The exposure is well diversified as the Company’s facilities are spread throughout the world, and the Company generally sells in the same countries where it produces. The Company monitors these exposures and may use traditional currency swaps and forward foreign exchange contracts to hedge a portion of the forecasted transactions that are denominated in foreign currencies, foreign currency assets and liabilities or net investment in foreign subsidiaries. The Company’s foreign operations are exposed to political and cultural risks, but the risks are mitigated by diversification and the relative stability of the countries in which the Company has significant operations.
The Company is exposed to interest-rate fluctuations as a result of using debt as a source of financing its operations. When necessary, the Company uses traditional, unleveraged interest-rate swaps to manage its mix of fixed and variable rate debt to maintain its exposure to interest rate movements within established ranges. No such instruments were outstanding at December 31, 2006.
The Company is a purchaser of commodities such as recovered paper, energy, steel, aluminum and resin. The Company does not engage in material hedging activities, other than for energy, because there is usually a high correlation between the commodity cost and the ultimate selling price of its products. Commodities are generally purchased at market or fixed prices that are established with the vendor as part of the purchase process for quantities expected to be consumed in the ordinary course of business. On occasion, where the correlation between selling price and commodity price is less direct, the Company may enter into commodity futures or swaps to reduce the effect of price fluctuations.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
At the end of 2006, the Company had contracts outstanding to fix the costs of a portion of commodity, energy and foreign exchange risks for 2007 through June 2010. The swaps qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133, ‘Accounting for Derivative Instruments and Hedging Activities’ (FAS 133). As of December 31, 2006, the Company had swaps to cover approximately 8.0 million MMBTUs of natural gas. The hedged natural gas quantities at this date represent approximately 75%, 56%, 31%, and 6% of anticipated U.S. and Canadian usage for 2007, 2008, 2009 and 2010, respectively. The use of derivatives to hedge other commodities or foreign exchange was not material as of that date.
The fair market value of derivatives was a net unfavorable position of $3.2 million ($2.1 million after tax) and a net favorable position of $17.5 million ($11.2 million after tax) at December 31, 2006 and 2005, respectively. Derivatives having a favorable position are reflected as a component of “Other Assets” on the Company’s Consolidated Financial Statements while those having an unfavorable position are reflected as a component of “Other Liabilities.” Derivatives are marked to fair value using published market prices, if available, or estimated values based on current price quotes and a discounted cash flow model. See Note 9 to the Consolidated Financial Statements for more information on financial instruments.
The Company is subject to various federal, state and local environmental laws and regulations concerning, among other matters, solid waste disposal, wastewater effluent and air emissions. Although the costs of compliance have not been significant due to the nature of the materials and processes used in manufacturing operations, such laws also make generators of hazardous wastes and their legal successors financially responsible for the cleanup of sites contaminated by those wastes. The Company has been named a potentially responsible party at several environmentally contaminated sites, both owned and not owned by the Company. These regulatory actions and a small number of private party lawsuits are believed to represent the Company’s largest potential environmental liabilities. Accordingly, the Company has accrued $15.3 million (including $11.7 million associated with U.S. Mills) at December 31, 2006, compared with $16.8 million at December 31, 2005 (including $12.5 million associated with U.S. Mills), with respect to these sites. See “Other Special Charges, Income Items and Contingencies” above, Item 3 — Legal Proceedings, and Note 13 to the Consolidated Financial Statements for more information on environmental matters.
Results of Operations 2005 versus 2004
Net income for 2005 was $161.9 million, compared with $151.2 million in 2004. This year-over-year increase in net income is largely attributable to higher operating profits in 2005, which increased primarily due to savings resulting from ongoing productivity and purchasing initiatives. The Company experienced a favorable price/cost relationship as sales price increases more than offset higher material costs, most notably in the Tubes and Cores/Paper segment. The full-year impact of acquisitions also contributed to earnings growth. Operating profits for 2005 were negatively impacted by higher energy, labor and freight costs, as well as startup costs associated with the Company’s rigid plastic container plant in Wisconsin. Volume, excluding acquisitions, while contributing favorably to the sales growth, had a negligible impact on profits, as the change in the mix of products sold had an unfavorable effect on operating profits. In addition, approximately $24.8 million of the increased sales in the service centers were on a pass-through basis, with no significant gross margin, and therefore had very little impact on profits. Gross profit as a percentage of net sales was 18.7% in 2005, compared with 18.2% in 2004.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
Operating Revenue
Consolidated net sales for 2005 were $3.53 billion, versus $3.16 billion in 2004, resulting in an increase of approximately $373 million.
The components of the sales change were approximately:

($ in millions)

Volume	$100
Selling price	60
Currency exchange rate	43
Acquisitions	167
Other	3

Total sales increase	$373

Sales increased primarily due to the full-year impact of the CorrFlex acquisition and the Sonoco-Alcore joint venture, which increased sales by $80 million and $87 million, respectively. Company-wide volume, excluding the increased service revenue in the service centers, which was on a pass-through basis, was approximately 2.4% higher than 2004 levels, driven by increases in the Consumer Packaging and Packaging Services segments. Higher selling prices for rigid paper and plastic packaging, closures, North American tubes and cores, paperboard, wire and cable reels, and molded and extruded plastics, along with the favorable impact of exchange rates as the dollar weakened against foreign currencies, also contributed to the sales gain. Domestic sales were $2.3 billion, up 9.1% from 2004, and international sales were $1.2 billion, up 17.4% over 2004, driven primarily by the impact of a full-year of sales from Sonoco-Alcore and the impact of currency translation discussed above.
Costs and Expenses
During 2005, the Company experienced postretirement and defined-benefit pension expense of $43.0 million, versus $45.8 million in 2004, a decrease of $2.3 million. The market value of U.S. defined benefit pension plan assets increased approximately 7% in 2005 and 13% in 2004. Investment returns on assets held by the Company’s benefit plans are used to lower the Company’s cost of providing pension and postretirement benefits. Although there was no requirement under the Employee Retirement Income Security Act of 1974 to fund the U.S. defined benefit pension plan, the Company contributed $68.0 million to the plan during the year to maintain its fully funded status on an accumulated benefit obligation basis. Other pension plans in the Company were not fully funded as of December 31, 2005. These plans, including the Supplemental Executive Retirement Plan, and several international plans had accrued liabilities associated with their plans of $82.3 million and $51.3 million as of December 31, 2005, respectively. For 2005, the Company used 8.5% as its expected long-term rate of return for U.S. pension and postretirement benefit plan assumptions.
Selling, general and administrative expenses as a percentage of sales increased slightly during the year to 10.3% from 9.8% in 2004. Included in 2005 expenses was the $12.5 million expense of establishing an environmental reserve at the Company’s subsidiary in Wisconsin, while 2004 costs included charges of $5.6 million pretax, which the Company incurred to recognize commitments to pay future costs associated with new executive life insurance benefits and a charge of approximately $4.5 million pretax associated with an unfavorable legal judgment that was entered against the Company.
As previously discussed, operating profits included $21.2 million and $19.0 million of restructuring charges in 2005 and 2004, respectively.
Research and development costs, all of which were charged to expense, totaled $14.7 million and $15.4 million in 2005 and 2004, respectively. Significant projects in the Company’s Tubes and Cores/Paper segment during 2005 included efforts to design and develop a new generation of products for the construction industry, and to enhance performance characteristics of the Company’s tubes and cores in the textile, film and paper packaging areas, as well as projects aimed at enhancing productivity. The Consumer Packaging

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
segment continued to invest in development of specialty metal closures, flexible packaging enhancements and rigid plastic containers technology.
Net interest expense increased by approximately $1.5 million from $42.1 million in 2004 to $43.6 million in 2005. The increase in net interest expense resulted primarily from higher average interest rates, partially offset by decreased debt levels and increased interest income.
The effective tax rate in 2005 was 36.4%, compared with 29.8% in 2004. Included in the effective tax rate for 2005 was the impact of an additional $10.1 million expense associated with the repatriation of $124.7 million in foreign earnings under the American Jobs Creation Act. Included in the effective tax rate for 2004 was the impact of the recognition of tax benefits totaling approximately $9.7 million, resulting from the conclusions of examinations by the IRS and state tax authorities.
Operating Segments
Consolidated operating profits, which represent “Income before income taxes” on the Consolidated Statements of Income for 2005 and 2004, are comprised of the following:

($ in millions)	2005	2004	% Change

Consumer Packaging Segment	$103.5	$83.1	24.5%
Tubes and Cores/Paper Segment	107.0	113.0	(5.3)%
Packaging Services Segment	44.8	30.3	47.9%
All Other Sonoco	40.6	32.0	26.9%
Restructuring and related impairment charges	(21.2)	(19.0)	(11.6)%
Interest expense, net	(43.6)	(42.1)	(3.6)%

Consolidated operating profits	$231.1	$197.3	17.1%

Consumer Packaging Segment — Results for this segment are presented as follows:

($ in millions)	2005	2004	% Change

Trade sales	$1,247.5	$1,132.1	10.2%
Segment operating profits	103.5	83.1	24.5%
Depreciation, depletion and amortization	56.3	59.4	(5.2)%
Capital spending	50.8	50.7	0.2%

Sales in this segment increased due to increased selling prices of closures, composite cans and plastic packaging. Higher volumes throughout the segment, but specifically in flexible packaging, also contributed significantly to the sales increases, as did the impact of favorable exchange rates, as the dollar weakened against foreign currencies. Overall, volumes were up nearly 5% in the segment. Domestic sales were approximately $894 million, up 6.6% from 2004, and international sales were approximately $353 million, up 20.6% from 2004.
Segment operating profits were favorably impacted by increased volumes, as well as productivity and purchasing initiatives, partially offset by increased costs of energy, freight and labor. Continued high startup costs at the Company’s rigid plastics container plant in Wisconsin also reduced operating profits in the segment. Higher raw material costs, primarily steel and aluminum, were largely offset by increased selling prices.
Significant spending included numerous productivity and customer development projects in the United States and Europe. The closures business continued to invest in new capacity in Brazil to support increasing global demand.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
Tubes and Cores/Paper Segment — Results for this segment are presented as follows:

($ in millions)	2005	2004	% Change

Trade sales	$1,482.1	$1,388.5	6.7%
Segment operating profits	107.1	113.0	(5.2)%
Depreciation, depletion and amortization	83.7	85.2	(1.8)%
Capital spending	62.3	59.4	4.9%

The increase in sales was due primarily to the recognition of a full-year’s impact of the Sonoco-Alcore joint venture, which resulted in $86.6 million of higher sales. The impact of favorable exchange rates as the dollar weakened against foreign currencies along with increased selling prices, were partially offset by lower volume in North American and European tubes and cores. Volume, excluding the impact of the joint venture, declined approximately 2%, due primarily to declines in the textile and newsprint industries. Domestic sales decreased approximately $4 million, or .5%, to $758.0 million and international sales increased approximately $98 million, or 15.6% to $724.1 million.
Segment operating profits were unfavorably impacted by a charge of $12.5 million related to an increase in the environmental reserve at a Company subsidiary’s paper operations in Wisconsin; decreased volume, primarily in the textile and newsprint markets; and increased costs of energy, freight and labor. These increased costs were partially offset by year-over-year savings from productivity and purchasing initiatives, and a favorable price/cost relationship. A $5.6 million charge associated with an accounting adjustment from a wholly owned subsidiary in Spain, which was related to prior years, was recorded in 2004, as discussed above under “Other Special Charges, Income Items and Contingencies,” while 2005 results were impacted by a $3.0 million asset impairment charge related to operations in Asia.
This segment benefited by approximately $8.9 million from energy hedges in place during the period.
Significant capital spending included the rebuilding and modification of several paper mills, primarily in the United States, Mexico and Europe, and building new tube and core plants in Asia.
Packaging Services Segment — Results for this segment are presented as follows:

($ in millions)	2005	2004	% Change

Trade sales	$455.9	$321.0	42.0%
Segment operating profits	44.8	30.3	47.9%
Depreciation, depletion and amortization	12.0	8.2	46.3%
Capital spending	4.9	3.3	48.5%

Sales in this segment increased primarily due to the recognition of a full-year’s impact of the May 2004 acquisition of CorrFlex. In addition, higher volumes contributed $56.5 million to the increase in sales. Domestic sales increased to $356.7 million, a 43.9% increase, while international sales increased to $99.2 million, or 35.5%.
Although the increase in segment operating profits in this segment is largely attributable to the full-year’s impact of the acquisition of CorrFlex, productivity and purchasing initiatives in the service centers also contributed to the improvement. Approximately $25 million of increased sales in the Company’s service centers were on a pass-through basis and, therefore, had very little impact on profits. The impact of inflation partially offset the favorable variances discussed above.
Significant spending included numerous productivity and customer development projects in the United States and Europe.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
All Other Sonoco — Results for all other businesses not included in the segments above are presented as follows:

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
Operating profits in All Other Sonoco increased primarily due to manufacturing productivity and purchasing initiatives and a favorable price/cost relationship, as the Company was able to recover increases in raw material costs, including lumber, resin and paper, via price increases to the customers. Although higher volume was a significant reason for the increased sales, operating profits were not impacted materially as changes in the mix of products resulted in lower profit margins.
Significant spending included investing in customer development projects in the United States and Europe for molded and extruded plastics, protective packaging and wire and cable reels.
Critical Accounting Policies and Estimates
Management’s analysis and discussion of the Company’s financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The Company evaluates these estimates and assumptions on an ongoing basis, including but not limited to those related to inventories, bad debts, derivatives, income taxes, intangible assets, restructuring, pension and other postretirement benefits, environmental liabilities and contingencies and litigation. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from estimates. The impact and any associated risks related to estimates, assumptions and accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in the Notes to the Consolidated Financial Statements, if applicable, where such estimates, assumptions and accounting policies affect the Company’s reported and expected financial results.
The Company believes the accounting policies discussed in the Notes to the Consolidated Financial Statements on pages F-7 through F-41 are critical to understanding the results of its operations. The following discussion represents those policies that involve the more significant judgments and estimates used in the preparation of the Company’s Consolidated Financial Statements.
Impairment of Long-lived, Intangible, and Other Assets
Assumptions and estimates used in the evaluation of potential impairment may affect the carrying values of long-lived, intangible and other assets and possible impairment expense in the Company’s Consolidated Financial Statements. The Company evaluates its long-lived assets (property, plant and equipment), definite-lived intangible assets, and other assets (including notes receivable and preferred stock) for impairment whenever indicators of impairment exist, or when it commits to sell the

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
asset. If the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible asset is less than the carrying value of that asset, an asset impairment charge is recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset, or in the case of assets the Company evaluates for sale, at fair value less costs to sell. A number of significant assumptions and estimates are involved in developing operating cash flow forecasts for the Company’s discounted cash flow model, including markets and market share, sales volumes and prices, costs to produce, working capital changes and capital spending requirements. The Company considers historical experience, and all available information at the time the fair values of its assets are estimated. However, fair values that could be realized in an actual transaction may differ from those used to evaluate impairment. In addition, changes in the assumptions and estimates may result in a different conclusion regarding impairment.
Impairment of Goodwill
In accordance with Statement of Financial Accounting Standards No. 142, ‘Goodwill and Other Intangible Assets’ (FAS 142), the Company evaluates its goodwill for impairment at least annually, and more frequently if indicators of impairment are present. FAS 142 requires that if the fair value of a reporting unit is less than its carrying value including goodwill, an impairment charge for goodwill must be recognized. The impairment charge is calculated as the difference between the implied fair value of the reporting unit goodwill and its carrying value.
The Company’s reporting units are the same as its operating segments, as determined in accordance with FAS 131. Accordingly, these reporting units reflect the way the Company manages its business, and impairment testing at this reporting unit level reflects how the Company is managed overall. The components within these reporting units serve similar types of customers, provide similar services, and operate in similar regulatory environments. The benefits of goodwill are shared by each component.
In performing the impairment evaluation required by FAS 142, the Company estimates the fair value of each reporting unit and compares it to the carrying amount of that reporting unit. If the carrying amount of a reporting unit exceeds the fair value of that reporting unit, the Company compares the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized), and liabilities of the reporting unit. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The excess, if any, of the carrying value over the implied fair value represents the amount of the impairment. That excess would be reflected as a loss on the income statement.
The Company uses a discounted cash flow model to estimate the fair value of each reporting unit. The Company considers historical experience and all available information at the time the fair values of its businesses are estimated. Key assumptions and estimates used in the cash flow model include discount rate, sales growth, margins and capital expenditures and working capital requirements. Fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill. In addition, changes in the assumptions and estimates may result in a different conclusion regarding impairment.
The annual evaluation of goodwill impairment that was completed during 2006 used forward-looking projections, including expected improvement in the results of certain reporting units, most notably, the European operations within the Tubes and Cores/Paper segment. The assessment of the relevant facts and circumstances is ongoing, and if actual performance in this reporting unit falls significantly short of the projected results, it is reasonably possible that a non-cash impairment charge would be required.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
Income Taxes
The Company records an income tax valuation allowance when the realization of certain deferred tax assets, net operating losses and capital loss carryforwards is not likely. These deferred tax assets represent expenses recognized for financial reporting purposes, which will result in tax deductions over varying future periods. Certain judgments, assumptions and estimates may affect the amounts of the valuation allowance and deferred income tax expense in the Company’s Consolidated Financial Statements. Additionally, the Company periodically reviews assumptions and estimates of the Company’s probable tax obligations using historical experience in tax jurisdictions and informed judgments.
Stock Compensation Plans
Effective January 1, 2006, the Company adopted the fair value method of accounting for share-based compensation arrangements in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), ‘Share-Based Payment’ (FAS 123(R)), using the modified prospective method of transition. Using the modified prospective method, compensation expense is recognized beginning at the effective date of adoption of FAS 123(R) for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption. The Company had no unvested stock options outstanding at the date of adoption. The Company recognizes share-based compensation cost ratably over expected vesting periods.
In accordance with the adoption of FAS 123(R), the Company chose to adopt the short-cut method to determine the pool of windfall tax benefits as it relates to stock-based compensation.
Certain awards are in the form of contingent stock units where both the ultimate number of units and the vesting period are performance-based. The amount and timing of compensation expense associated with these performance-based awards are based on estimates regarding future performance using measures defined in the plan. In 2006, the performance measures consisted of Earnings per Share and Return on Net Assets Employed. Changes in estimates regarding the future achievement of these performance measures may result in significant fluctuations from period to period in the amount of compensation expense reflected in the Company’s Consolidated Financial Statements.
The Company uses the binomial option-pricing model to determine the grant date fair value of its stock options and stock appreciation rights. The binomial option-pricing model requires the input of highly subjective assumptions. Management routinely assesses the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time that result in changes to these assumptions and methodologies, which could materially impact the fair value determination .
Pension and Postretirement Benefit Plans
The Company has significant pension and postretirement benefit costs that are developed from actuarial valuations. The actuarial valuations employ key assumptions, which are particularly important when determining the Company’s projected liabilities for pension and other postretirement benefits. The key actuarial assumptions used at December 31, 2006, in determining the projected benefit obligation and the accumulated benefit obligation for U.S. retirement and retiree health and life insurance plans include: a discount rate of 5.84%, 5.77%, and 5.68% for the qualified retirement plan, non-qualified retirement plans, and retiree health and life insurance plan, respectively; an expected long-term rate of return on plan assets of 8.5%; and a rate of compensation increase ranging from 4.69% to 4.88%. A discount rate of 5.50% was used to determine net periodic benefit cost for 2006.
The Company adjusts its discount rates at the end of each fiscal year based on yield curves of high-quality debt instruments over durations that match the expected benefit payouts of each plan. The long-term rate of return assumption is based on the Company’s historical plan return performance and a range of probable

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
return outcomes given the targeted asset class weights of the portfolios. The rate of compensation increase assumption is generally based on salary and incentive increases. A key assumption for the U.S. health and life insurance plan is a medical trend rate beginning at 12.3% for post-age 65 participants and trending down to an ultimate rate of 6.0% in 2014. The ultimate trend rate of 6.0% represents the Company’s best estimate of the long-term average annual medical cost increase over the duration of the plan’s liabilities. It provides for real growth in medical costs in excess of the overall inflation level.
During 2006, the Company incurred total pension and postretirement benefit expenses of approximately $44.1 million, compared with $43.0 million during 2005. The 2006 amount is net of $83.6 million of expected returns on plan assets at the assumed rate of 8.5%, and includes interest cost of $69.5 million at a discount rate of 5.50%. The 2005 amount is net of $75.2 million of expected returns on plan assets at the assumed rate of 8.5%, and includes interest cost of $67.6 million at a discount rate of 5.75%. During 2006, the Company made contributions to pension plans of $10.5 million and postretirement plans of approximately $5.0 million. The contribution amount varies from year to year depending on factors including asset market value volatility and interest rates. Although the cash portion of these contributions reduced cash flows from operations during the year, under Statement of Financial Accounting Standards No. 87, ‘Employers’ Accounting for Pensions’ (FAS 87), they did not have an immediate significant impact on pension expense. Cumulative net actuarial losses were approximately $393.1 million at December 31, 2006, and are primarily the result of poor asset performance during 2000 through 2002. The amortization period for losses/gains is approximately 11 years for the portion outside the 10% corridor as defined by FAS 87, except for curtailments, which would result in accelerated expense.
Other assumptions and estimates impacting the projected liabilities of these plans include inflation, participant withdrawal and mortality rates and retirement ages. The Company annually reevaluates assumptions used in projecting the pension and postretirement liabilities and associated expense. These judgments, assumptions and estimates may affect the carrying value of pension and postretirement plan net assets and liabilities and pension and postretirement plan expenses in the Company’s Consolidated Financial Statements. The sensitivity to changes in the critical assumptions for the Company’s U.S. plans as of December 31, 2006 is as follows:

	December 31, 2006
		Projected Benefit
Assumption	Percentage Point	Obligation	2006 Expense
($ in millions)	Change	Higher (Lower)	Higher (Lower)

Discount rate	-.25 pts	$31.3	$3.3
Expected return on assets	-.25 pts	N/A	$1.9

See Note 11 to the Consolidated Financial Statements for additional information on the Company’s pension and postretirement plans.
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is provided in Note 17 of the Consolidated Financial Statements included in this Annual Report on Form 10-K on page F-38.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Information regarding market risk is provided in this Annual Report on Form 10-K under the following items and captions: “Conditions in foreign countries where the Company operates may reduce earnings” and “Foreign exchange rate fluctuations may reduce the Company’s earnings” in Item 1A — Risk Factors; “Risk Management” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 27 and 28; and in Note 9 to the Consolidated Financial Statements in Item 8 — Financial Statements and Supplementary Data on pages F-17 and F-18.
Item 8. Financial Statements and Supplementary Data
The Consolidated Financial Statements and Notes to the Consolidated Financial Statements are provided on pages F-1 through F-40 of this report. Selected quarterly financial data is provided in Note 18 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Directors of Sonoco Products Company:
We have completed integrated audits of Sonoco Products Company’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Sonoco Products Company and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Notes 10 and 11 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation as a result of the adoption of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment;” and adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans,” effective December 31, 2006.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 28, 2007

CONSOLIDATED BALANCE SHEETS
SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

(Dollars and shares in thousands)
At December 31	2006	2005

Assets

Current Assets
Cash and cash equivalents	$86,498	$59,608
Trade accounts receivable, net of allowances of $8,983 in 2006 and $8,325 in 2005	459,022	413,209
Other receivables	33,287	45,225
Inventories
Finished and in process	126,067	124,891
Materials and supplies	177,781	193,425
Prepaid expenses	27,611	23,068
Deferred income taxes	32,532	26,074

	942,798	885,500
Property, Plant and Equipment, Net	1,019,594	943,951
Goodwill	667,288	573,903
Other Intangible Assets	95,885	73,037
Prepaid Pension Costs	—	281,904
Other Assets	191,113	223,445

Total Assets	$2,916,678	$2,981,740

Liabilities and Shareholders’ Equity

Current Liabilities
Payable to suppliers	$357,856	$265,219
Accrued expenses and other	179,462	186,559
Accrued wages and other compensation	63,925	44,082
Notes payable and current portion of long-term debt	51,903	124,530
Accrued taxes	6,678	96

	659,824	620,486
Long-term Debt	712,089	657,075
Pension and Other Postretirement Benefits	209,363	173,939
Deferred Income Taxes	52,809	146,981
Other Liabilities	63,525	119,945
Commitments and Contingencies
Shareholders’ Equity
Serial preferred stock, no par value Authorized 30,000 shares 0 shares issued and outstanding as of December 31, 2006 and 2005
Common shares, no par value Authorized 300,000 shares 100,550 and 99,988 shares issued and outstanding at December 31, 2006 and 2005, respectively	7,175	7,175
Capital in excess of stated value	430,002	418,668
Accumulated other comprehensive loss	(262,305)	(106,389)
Retained earnings	1,044,196	943,860

Total Shareholders’ Equity	1,219,068	1,263,314

Total Liabilities and Shareholders’ Equity	$2,916,678	$2,981,740

The Notes beginning on page F-7 are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF INCOME
SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

(Dollars and shares in thousands except per share data)
Years ended December 31	2006	2005	2004

Net sales	$3,656,839	$3,528,574	$3,155,433
Cost of sales	2,951,799	2,867,623	2,580,643
Selling, general and administrative expenses	358,952	364,967	316,403
Restructuring charges	25,970	21,237	18,982

Income before interest and taxes	320,118	274,747	239,405
Interest expense	51,952	51,559	47,463
Interest income	(6,642)	(7,938)	(5,400)

Income before income taxes	274,808	231,126	197,342
Provision for income taxes	93,329	84,174	58,858

Income before equity in earnings of affiliates/minority interest in subsidiaries	181,479	146,952	138,484
Equity in earnings of affiliates/minority interest in subsidiaries, net of tax	13,602	14,925	12,745

Net income	$195,081	$161,877	$151,229

Weighted average common shares outstanding:
Basic	100,073	99,336	98,018
Assuming exercise of awards	1,461	1,082	929
Diluted	101,534	100,418	98,947

Per common share
Net income:
Basic	$1.95	$1.63	$1.54
Diluted	$1.92	$1.61	$1.53

Cash dividends — common	$.95	$.91	$.87

The Notes beginning on page F-7 are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

					Accumulated
				Capital in	Other
	Comprehensive	Common Shares		Excess of	Comprehensive	Retained
(Dollars and shares in thousands)	Income	Outstanding	Amount	Stated Value	Loss	Earnings

January 1, 2004		96,969	$7,175	$337,136	$(136,091)	$805,940
Net income	$151,229					151,229
Other comprehensive income (loss):
Translation gain	36,917
Minimum pension liability adjustment, net of tax	(4,479)
Derivative financial instruments, net of tax	498

Other comprehensive income	32,936				32,936

Comprehensive income	$184,165

Cash dividends						(85,060)
Impact of stock awards		1,531		34,463
Stock-based compensation				5,151

December 31, 2004		98,500	$7,175	$376,750	$(103,155)	$872,109
Net income	$161,877					161,877
Other comprehensive income (loss):
Translation loss	(12,844)
Minimum pension liability adjustment, net of tax	568
Derivative financial instruments, net of tax	9,042

Other comprehensive loss	(3,234)				(3,234)

Comprehensive income	$158,643

Cash dividends						(90,126)
Impact of stock awards		1,488		37,370
Stock-based compensation				4,548

December 31, 2005		99,988	$7,175	$418,668	$(106,389)	$943,860
Net income	$195,081					195,081
Other comprehensive income (loss):
Translation gain	37,203
Minimum pension liability adjustment, net of tax	1,517
Derivative financial instruments, net of tax	(13,240)

Other comprehensive income	25,480				25,480

Comprehensive income	$220,561

Adjustment to initially apply FASB Statement No. 158, net of tax					(181,396)
Cash dividends						(94,745)
Impact of stock awards		3,062		82,655
Shares repurchased		(2,500)		(82,668)
Stock-based compensation				11,347

December 31, 2006		100,550	$7,175	$430,002	$(262,305)	$1,044,196

The Notes beginning on page F-7 are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

(Dollars in thousands)
Years ended December 31	2006	2005	2004

Cash Flows from Operating Activities
Net income	$195,081	$161,877	$151,229
Adjustments to reconcile net income to net cash provided by operating activities
Asset impairment	7,750	9,515	6,153
Depreciation, depletion and amortization	164,863	163,074	163,928
Non-cash share-based compensation expense	11,347	4,554	5,144
Equity in earnings of affiliates/minority interest in subsidiaries	(13,602)	(14,925)	(12,745)
Cash dividends from affiliated companies	9,496	6,758	7,114
(Gain) loss on disposition of assets	(4,644)	(555)	2,460
Tax effect of nonqualified stock options	10,580	2,753	3,013
Excess tax benefit of share-based compensation	(10,580)	—	—
Deferred taxes	(15,265)	(24,722)	5,310
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments
Receivables	(9,356)	(24,026)	(23,893)
Inventories	33,159	(6,447)	(38,395)
Prepaid expenses	(2,854)	2,298	1,272
Payables and taxes	79,413	(15,108)	6,938
Cash contribution to pension plans	(10,471)	(77,024)	(33,360)
Other assets and liabilities	37,646	39,341	8,020

Net cash provided by operating activities	482,563	227,363	252,188
Cash Flows from Investing Activities
Purchase of property, plant and equipment	(123,279)	(129,112)	(119,800)
Cost of acquisitions, net of cash acquired	(227,304)	(3,566)	(267,016)
Proceeds from the sale of assets	21,030	13,377	8,638
Investment in affiliates and other	(2,500)	—	—

Net cash used by investing activities	(332,053)	(119,301)	(378,178)
Cash Flows from Financing Activities
Proceeds from issuance of debt	33,535	43,859	206,157
Principal repayment of debt	(116,182)	(11,699)	(168,528)
Net increase (decrease) in commercial paper borrowings	59,000	(150,000)	180,000
Net (decrease) increase in bank overdrafts	(9,614)	7,765	(7,976)
Cash dividends — common	(94,745)	(90,126)	(85,060)
Excess tax benefit of share-based compensation	10,580	—	—
Shares acquired	(82,668)	—	—
Common shares issued	74,413	34,617	31,450

Net cash (used) provided by financing activities	(125,681)	(165,584)	156,043
Effects of Exchange Rate Changes on Cash	2,061	(595)	2,818

Increase (Decrease) in Cash and Cash Equivalents	26,890	(58,117)	32,871
Cash and cash equivalents at beginning of year	59,608	117,725	84,854

Cash and cash equivalents at end of year	$86,498	$59,608	$117,725

Supplemental Cash Flow Disclosures
Interest paid, net of amounts capitalized	$41,377	$46,650	$41,530
Income taxes paid, net of refunds	$99,999	$115,253	$72,647

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
1. Basis of Presentation
The Consolidated Financial Statements include the accounts of Sonoco Products Company and its majority-owned subsidiaries (the “Company” or “Sonoco”) after elimination of intercompany accounts and transactions. Investments in affiliated companies in which the Company shares control over the financial and operating decisions, but in which the Company is not the primary beneficiary are accounted for as equity investments (“equity investments”). Income applicable to equity investments is reflected as “Equity in earnings of affiliates/minority interest in subsidiaries” in the Consolidated Statements of Income. Investments related to equity in affiliates are included in “Other Assets” in the Company’s Consolidated Balance Sheets and totaled $102,851 and $115,276 at December 31, 2006 and 2005, respectively.
Investments in affiliated companies in which the Company is not the primary beneficiary are accounted for by the equity method of accounting at December 31, 2006 as follows:

Ownership Interest
Percentage at
Entity	December 31, 2006

RTS Packaging JVCO	35.0%
Cascades Conversion, Inc.	50.0%
Cascades Sonoco, Inc.	50.0%
1191268 Ontario, Inc.	50.0%
Enstel Manufacturing Inc.	50.0%
AT-Spiral Oy	48.9%
Showa Products Company Ltd.	20.0%
Conitex Sonoco Holding BVI Ltd.	30.0%
For most of 2006, the Company accounted for its 25% ownership interest in Demolli Industria Cartaria S.p.A (Demolli) by the equity method. The Company acquired the remaining 75% ownership interest in Demolli in December 2006; accordingly, it is no longer accounted for under the equity method. For more information, see Note 2.
As a result of the 2003 sale of the High Density Film business to Hilex Poly Co., LLC (Hilex), the Company has a $25,200 note receivable and a $12,800 non-voting preferred membership interest in Hilex. The Company accounts for the preferred membership interest by the cost method.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
In accordance with US GAAP, the Company records revenue when title and risk of ownership pass to the customer, and when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price to the customer is fixed or determinable and when collectibility is reasonably assured. Certain judgments, such as provisions for estimates of sales returns and allowances, may affect the application of the Company’s revenue policy and, therefore, the results of operations in its Consolidated Financial Statements. Shipping and

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
handling expenses are included in “Cost of sales,” and freight charged to customers is included in “Net sales” in the Company’s Consolidated Statements of Income.
The Company’s trade accounts receivable are non-interest bearing and are recorded at the invoiced amounts. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. Provisions are made to the allowance for doubtful accounts at such time that collection of all or part of a trade account receivable is in question. The allowance for doubtful accounts is monitored on a regular basis and adjustments are made as needed to ensure that the account properly reflects the Company’s best estimate of uncollectible trade accounts receivable. Trade accounts receivable balances that are more than 180 days past due are generally 100% provided for in the allowance for doubtful accounts. Account balances are charged off against the allowance for doubtful accounts when the Company determines that the receivable will not be recovered. As a result of a business combination during 2005 of two of the Company’s customers, a concentration of credit representing approximately 10% of the consolidated trade accounts receivable existed at both December 31, 2006 and 2005. Sales to this customer represented approximately 12% of the Company’s consolidated revenues in 2006; no other single customer comprised more than 5% of the Company’s consolidated revenues in 2006, 2005 or 2004.
The Company identifies its reportable segments in accordance with Statement of Financial Accounting Standards No. 131, ‘Disclosures about Segments of an Enterprise and Related Information’, based on the level of detail reviewed by the chief operating decision maker, gross profit margins, nature of products sold, nature of the production processes, type and class of customer, methods used to distribute products and nature of the regulatory environment. Of these factors, the Company believes that the most significant are the nature of its products, the nature of the production process and the type of customers served.
Research and development costs are charged to expense as incurred and include salaries and other directly related expenses. Research and development costs totaling $12,735 in 2006, $14,668 in 2005, and $15,404 in 2004, are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.
2. Acquisitions/Dispositions/Joint Ventures
The Company completed six acquisitions during 2006, and purchased the remaining 35.5% minority interest in Sonoco-Alcore S.a.r.l. (Sonoco-Alcore), at an aggregate cost of $227,304, all of which was paid in cash. In connection with these acquisitions, the Company recorded fair value of identified intangibles of approximately $27,800, goodwill of approximately $83,400 (of which approximately $23,500 is expected to be tax deductible), and other net tangible assets of approximately $116,100. Acquisitions in the Company’s Tubes and Cores/Paper segment included the remaining 75% interest in Demolli Industria Cartaria S.p.A, an Italy-based tube and core/paper manufacturer and a small tube and core manufacturer in Canada. Acquisitions in the Consumer Packaging segment included a rotogravure printed flexible packaging manufacturer in Texas; a rigid paperboard composite container manufacturer in Ohio; and Clear Pack Company, a manufacturer of thermoformed and extruded plastic materials and containers in Illinois. The Company also acquired a small packaging fulfillment business in Illinois, which is included in the Packaging Services segment. In addition, the Company purchased the remaining 35.5% interest in Sonoco-Alcore, a European tube, core and coreboard joint venture explained in more detail below. As these acquisitions were not material to the Company’s financial statements individually or in the aggregate, pro forma results have not been provided.
The Company completed three acquisitions during 2005 with an aggregate cost of $3,566 in cash. In connection with these acquisitions, the Company recorded fair value of identified intangibles of $25,

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
goodwill of $1,081 and other net tangible assets of $2,460. Acquisitions in the Company’s Tubes and Cores/Paper segment included a tube and core manufacturer in New Zealand, a small molded plug recycler in the United States and the remaining ownership interest in a Chilean tubes and cores business. The Company also acquired certain assets of a rigid plastic packaging manufacturer in Brazil, which is reported in the Consumer Packaging segment.
In December 2005, the Company divested its single-plant folding cartons business for a note receivable of approximately $11,000, which was collected in early 2006. This transaction resulted in a gain of $2,417 ($1,634 after tax). The results of this business unit were immaterial to the Company’s consolidated net income, for all periods presented.
The Company completed nine acquisitions during 2004, with an aggregate cost of approximately $367,000. This amount included $267,016 of cash with the remainder consisting of the assumption of debt and the contribution of assets. In connection with these acquisitions, the Company recorded fair value of identifiable intangibles of approximately $51,000, goodwill of approximately $178,000 (of which approximately $152,000 is expected to be tax deductible) and net tangible assets of approximately $138,000. In May 2004, the Company acquired CorrFlex Graphics, LLC (CorrFlex), one of the nation’s largest point-of-purchase display companies. The acquired business, which is known as Sonoco CorrFlex, LLC, is reflected in the Packaging Services segment. Acquisitions in the Company’s Tubes and Cores/Paper segment included tube and core manufacturers in Australia, China and the United States. During the fourth quarter of 2004, the Company also completed a business combination with Ahlstrom Corporation, Helsinki, Finland (Ahlstrom), by which each of the companies’ respective European paper-based tube/core and coreboard operations were combined into a joint venture that operates under the name Sonoco-Alcore S.a.r.l. (Sonoco-Alcore) and is reflected in the Tubes and Cores/Paper segment. The Company contributed ownership positions in 25 tube and core plants and five paper mills to Sonoco-Alcore, and held a 64.5% interest in the joint venture. Ahlstrom, a leader in high-performance fiber-based materials serving niche markets worldwide, contributed 14 tube and core plants and one paper mill to Sonoco-Alcore, and held a 35.5% interest in the joint venture. As noted above, the Company acquired this remaining 35.5% interest during 2006. The Company accounted for this transaction as an acquisition and, therefore, consolidated the joint venture and reported Ahlstrom’s ownership as minority interest in the Company’s financial statements. The recognition of Ahlstrom’s share of the joint venture’s net income was included in “Equity in earnings of affiliates/minority interest in subsidiaries” on the Company’s Consolidated Statements of Income until acquisition of the remaining minority interest was completed in 2006. Acquisitions in the Company’s Consumer Packaging segment included a composite can manufacturer in Australia, a manufacturer of rotogravure cylinders in Canada and the remaining ownership interest in a manufacturer of rotogravure cylinders in Charlotte, N.C. The Company also acquired certain assets of a wooden reel refurbisher in Alabama, which are reported in All Other Sonoco.
3. Restructuring Programs
The Company accounts for restructuring charges in accordance with Statement of Financial Accounting Standards No. 146, ‘Accounting for Costs Associated with Exit or Disposal Activities’ (FAS 146), whereby the liability is recognized when exit costs are incurred. If assets become impaired as a result of a restructuring action, the assets are written down to the lower of carrying amount or fair value, less estimated costs to sell, if applicable. A number of significant estimates and assumptions are involved in the determination of fair value. The Company considers historical experience and all available information at the time the estimates are made; however, the fair values that are ultimately realized upon the sale of the divested assets may differ from the estimated fair values reflected in the Company’s Consolidated Financial Statements.
The Company approved a restructuring plan in October 2006 (the 2006 Plan), and another in August 2003 (the 2003 Plan). The Company recognized restructuring charges, net of adjustments, totaling $25,970

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
($21,330 after tax) in 2006, $21,237 ($14,343 after tax) in 2005, and $18,982 ($16,154 after tax) in 2004 under these two plans. Restructuring charges are included in “Restructuring charges” in the Consolidated Statements of Income, except for the restructuring charges applicable to equity method investments, which are included in earnings of affiliates/minority interest in subsidiaries.” Additional disclosures concerning each of the plans are provided below.
The 2006 Plan
The 2006 Plan calls for the closure of approximately 12 plant locations and the reduction of approximately 540 positions worldwide. The majority of the restructuring program will focus on international operations, principally centered around Europe, in order to make those operations more cost effective. These measures began in the fourth quarter of 2006 and are expected to be substantially completed by the end of 2007.
The total cost of the 2006 Plan is estimated to be approximately $35,000, most of which is related to severance and other termination costs. Accordingly, the vast majority of the total restructuring cost will result in the expenditure of cash. As of December 31, 2006, the Company had incurred total charges of $17,498 associated with these activities. The following table provides additional details of these charges:

		Asset
	Severance and	Impairment/	Other
	Termination	Disposal	Exit
	Benefits	of Assets	Costs	Total

2006
Tubes and Cores/Paper Segment	$8,465	$4,620	$2,130	$15,215
Consumer Packaging Segment	1,057	309	156	1,522
Packaging Services Segment	77	—	—	77
All Other Sonoco	375	261	48	684

Total	$9,974	$5,190	$2,334	$17,498

The charges for 2006 relate primarily to the closures of a paper mill in France, two tube and core plants — one in Canada and one in the United States, and a flexible packaging operation in Canada. The charges also include the closures of a wooden reels facility and a molded plastics operation in the United States as well as the impact of downsizing actions primarily in the Company’s European tube and core/paper operations.
The Company expects to recognize future additional costs totaling approximately $17,500 associated with the 2006 Plan. These charges are expected to consist primarily of severance and termination benefits. Of these future costs, it is estimated that $10,400 will impact the Tubes and Cores/Paper segment, $6,000 will impact the Consumer Packaging segment, $600 will impact the Packaging Services segment, and $500 will impact All Other Sonoco.
The following table sets forth the activity in the 2006 Plan restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets:

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

		Asset
	Severance and	Impairment/	Other
	Termination	Disposal	Exit
	Benefits	of Assets	Costs	Total

Liability, December 31, 2005	$—	$—	$—	$—
2006 Charges	9,974	5,190	2,334	17,498
Cash payments	(1,302)	—	(649)	(1,951)
Asset impairment (noncash)	—	(5,247)	—	(5,247)
Reclassifications to pension liability	(438)	—	—	(438)
Foreign currency translation	30	57	—	87

Liability, December 31, 2006	$8,264	$—	$1,685	$9,949

Other exit costs consist primarily of building lease termination charges and other miscellaneous exit costs.
The majority of the liability and the remaining 2006 Plan restructuring costs, with the exception of ongoing pension subsidies and certain building lease termination expenses, are expected to be paid by the end of 2007, using cash generated from operations.
During 2006, the Company recognized impairment losses on equipment and facilities held for disposal of $4,681 in the Tubes and Cores/Paper segment, $305 in the Consumer Packaging segment and $261 in All Other Sonoco. Writeoffs in the Tubes and Cores/Paper segment related primarily to the closure of a paper mill in France. Impaired assets were written down to the lower of carrying amount or fair value, less estimated costs to sell, if applicable.
The 2003 Plan
In August 2003, the Company announced general plans to reduce its overall annual operating cost structure by approximately $54,000 by realigning and centralizing a number of staff functions and eliminating excess plant capacity. Pursuant to these plans, the Company has initiated or completed 22 plant closings and has reduced its workforce by approximately 1,120 employees. As of December 31, 2006, the Company had incurred cumulative charges, net of adjustments, of $103,009 associated with these activities. The following table provides additional details of these net charges:

		Asset
	Severance and	Impairment/	Other
	Termination	Disposal	Exit
	Benefits	of Assets	Costs	Total

Tubes and Cores/Paper Segment	$36,934	$18,074	$17,579	$72,587
Consumer Packaging Segment	11,195	5,084	5,186	21,465
Packaging Services Segment	333	—	—	333
All Other Sonoco	2,999	326	92	3,417
Corporate	5,094	—	113	5,207

Cumulative Restructuring Charges, net of adjustments	$56,555	$23,484	$22,970	$103,009

The Company expects to recognize future additional costs totaling approximately $300 associated with these activities. These costs are expected to be comprised of other exit costs within the Tubes and Cores/Paper segment.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
The Company recognized restructuring charges related to the 2003 Plan, net of adjustments, of $8,472 in 2006, $21,237 in 2005 and $18,982 in 2004. The following table provides additional details of these net charges:

		Asset
	Severance and	Impairment/	Other
	Termination	Disposal	Exit
	Benefits	of Assets	Costs	Total

2006
Tubes and Cores/Paper Segment	$952	$2,062	$5,164	$8,178
Consumer Packaging Segment	861	498	(968)	391
All Other Sonoco	3	—	(100)	(97)

Total	$1,816	$2,560	$4,096	$8,472

2005
Tubes and Cores/Paper Segment	$4,834	$4,999	$6,194	$16,027
Consumer Packaging Segment	733	1,557	2,321	4,611
All Other Sonoco	640	(41)	—	599

Total	$6,207	$6,515	$8,515	$21,237

2004
Tubes and Cores/Paper Segment	$7,021	$4,459	$3,254	$14,734
Consumer Packaging Segment	1,513	1,327	2,439	5,279
All Other Sonoco	559	367	92	1,018
Corporate	(2,548)	—	499	(2,049)

Total	$6,545	$6,153	$6,284	$18,982

The net charges incurred in 2006 under the 2003 Plan relate primarily to the closure of two tube and core plants and a flexible packaging operation in the United States, and an additional asset impairment charge resulting from a revision to the estimated sales proceeds of a previously closed paper mill located in the United States.
The net charges incurred in 2005 relate primarily to the closure of tube and core plants in the United States and Europe, flexible packaging plants in the United States and Canada, and a paper mill in the United States.
The net charges incurred in 2004 relate primarily to the closure of a flexible packaging plant in Canada, and a tube and core plant, a paper mill and a molded plastics plant in the United States. The consolidation of plants in the Company’s European operations also contributed to the restructuring charges recognized during 2004. Included in this amount are $2,200 of restructuring charges resulting from a correction to previously reported financial statements at the Company’s wholly owned subsidiary in Spain. Restructuring charges associated with plants contributed to Sonoco-Alcore by Ahlstrom were recorded as an increase in goodwill in accordance with Emerging Issues Task Force Issue No. 95-3, ‘Recognition of Liabilities in Connection with a Business Combination’ (EITF 95-3). The Corporate credit is an adjustment to severance accrued when the plan was originally announced in 2003.
The Company also recorded non-cash income in the amount of $416, $1,260 and $1,778 after tax, in 2006, 2005 and 2004, respectively, in order to reflect a minority shareholder’s portion of restructuring costs that were charged to expense. This income, which resulted from the closure of certain plants that the Company contributed to Sonoco-Alcore, is included in “Equity in earnings of affiliates/minority interest in subsidiaries” in the Company’s Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
The following table sets forth the activity in the 2003 Plan restructuring accrual included in “Accrued expenses and other” in the Company’s Consolidated Balance Sheets:

		Asset
	Severance and	Impairment/	Other
	Termination	Disposal	Exit
	Benefits	of Assets	Costs	Total

Liability, December 31, 2003	$14,708	$—	$6,386	$21,094
2004 Charges	9,815	5,894	5,970	21,679
Cash payments	(16,595)	—	(5,642)	(22,237)
Asset impairment/pension curtailment (noncash)	—	(6,153)	(1,926)	(8,079)
Foreign currency translation	2,016	—	66	2,082
Adjustments	(3,270)	259	314	(2,697)

Liability, December 31, 2004	6,674	—	5,168	11,842
2005 Charges	6,232	7,099	8,992	22,323
Cash payments	(8,600)	—	(7,329)	(15,929)
Asset impairment (noncash)	—	(6,515)	—	(6,515)
Foreign currency translation	(859)	—	140	(719)
Adjustments	(538)	(584)	36	(1,086)

Liability, December 31, 2005	2,909	—	7,007	9,916
2006 Charges	2,101	2,672	6,009	10,782
Cash payments	(4,272)	—	(7,089)	(11,361)
Asset impairment (noncash)	—	(2,560)	—	(2,560)
Foreign currency translation	114	—	98	212
Adjustments	(285)	(112)	(1,913)	(2,310)

Liability, December 31, 2006	$567	$—	$4,112	$4,679

Other exit costs consist primarily of building lease termination charges and other miscellaneous exit costs. Adjustments consist primarily of revisions to estimates of building lease termination charges and pension subsidies.
The majority of the liability and the remaining 2003 Plan restructuring costs, with the exception of ongoing pension subsidies and certain building lease termination expenses, are expected to be paid by the end of 2007, using cash generated from operations.
During 2006, under the 2003 Plan, the Company recognized impairment losses on equipment and facilities held for disposal in the Tubes and Cores/Paper segment in the amount of $2,062 and in the Consumer Packaging segment in the amount of $498. Writeoffs in the Tubes and Cores/Paper segment related primarily to the closure of a paper mill in the United States. Writeoffs of impaired equipment and facilities in the Consumer Packaging segment related primarily to the closure of two flexible packaging plants. Impaired assets were written down to the lower of carrying amount or fair value, less estimated costs to sell, if applicable.
During 2005, under the 2003 Plan, the Company recognized writeoffs of impaired equipment and facilities held for disposal in the Tubes and Cores/Paper segment in the amount of $4,312, in the Consumer Packaging segment in the amount of $1,367 and in All Other Sonoco in the amount of $(41). Also, during 2005, the Company recognized writeoffs of inventory in the Tubes and Cores/Paper segment in the amount of $687, and in the Consumer Packaging segment in the amount of $190. Writeoffs of impaired equipment, facilities and

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
inventory in the Tubes and Cores/Paper segment related primarily to the closure of tube and core plants and a paper mill in the United States. Writeoffs of impaired equipment, facilities and inventory in the Consumer Packaging segment related primarily to the closure of two flexible packaging plants. Impaired assets were written down to the lower of carrying amount or fair value, less estimated costs to sell, if applicable.
During 2004, the Tubes and Cores/Paper segment recognized writeoffs of impaired equipment and facilities held for disposal of $4,459, attributed to the closing of six plant locations under the 2003 Plan. Additionally, the Consumer Packaging segment recognized writeoffs of impaired equipment and facilities held for disposal of $1,327 and pension curtailment of $1,926, related to the closing of two plant locations. Finally, during 2004, All Other Sonoco recognized writeoffs of impaired equipment and facilities held for disposal of $367, attributed to the closing of one plant location. Impaired assets were written down to the lower of carrying amount or fair value, less estimated costs to sell, if applicable.
4. Cash and Cash Equivalents
Cash equivalents are composed of highly liquid investments with an original maturity of three months or less. Cash equivalents are recorded at cost, which approximates market. At December 31, 2006 and 2005, outstanding checks totaling $12,847 and $22,406, respectively, were included in “Payable to suppliers” on the Company’s Consolidated Balance Sheets. In addition, outstanding payroll checks of $1,106 and $1,161 as of December 31, 2006 and 2005, respectively, were included in “Accrued wages and other compensation” on the Company’s Consolidated Balance Sheets.
5. Inventories
Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) method was used to determine costs of approximately 21% and 23% of total inventories at December 31, 2006 and 2005, respectively. The remaining inventories are determined on the first-in, first-out (FIFO) method.
If the FIFO method of accounting had been used for all inventories, total inventory would have been higher by $14,602 and $11,568 at December 31, 2006 and 2005, respectively.
6. Property, Plant and Equipment
Plant assets represent the original cost of land, buildings and equipment, less depreciation, computed under the straight-line method over the estimated useful lives of the assets, and are reviewed for impairment whenever events indicate the carrying value may not be recoverable.
Equipment lives generally range from three to 11 years, and buildings from 15 to 40 years.
Timber resources are stated at cost. Depletion is charged to operations based on the estimated number of units of timber cut during the year.
Details at December 31 are as follows:

	2006	2005

Land	$66,161	$46,541
Timber resources	38,503	38,224
Buildings	421,291	388,414
Machinery and equipment	2,130,006	1,995,737
Construction in progress	76,063	68,886

	2,732,024	2,537,802
Accumulated depreciation and depletion	(1,712,430)	(1,593,851)

Property, plant and equipment, net	$1,019,594	$943,951

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
Estimated costs for completion of capital additions under construction totaled approximately $73,500 at December 31, 2006.
Depreciation and depletion expense amounted to $157,000 in 2006, $155,412 in 2005 and $158,212 in 2004.
The Company has certain properties and equipment that are leased under noncancelable operating leases. Future minimum rentals under noncancelable operating leases with terms of more than one year are as follows: 2007 — $28,900; 2008 — $23,300; 2009 — $19,900; 2010 — $14,500; 2011— $11,300 and thereafter — $37,800. Total rental expense under operating leases was approximately $42,200 in 2006, $41,900 in 2005 and $35,600 in 2004.
7. Goodwill and Other Intangible Assets
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
The Company completed its annual goodwill impairment testing during the third quarters of 2006, 2005 and 2004. Based on this impairment testing, no adjustment to the recorded goodwill balance was necessary. The evaluation of goodwill impairment that was completed during the third quarter of 2006 used forward-looking projections, which included expected improvement in results at certain reporting units, most notably, the European operations within the Tubes and Cores/Paper segment. The assessment of the relevant facts and circumstances is ongoing, and if actual performance in this reporting unit falls significantly short of projected results, it is reasonably possible that a noncash impairment charge would be required.
The changes in the carrying amount of goodwill for the year ended December 31, 2006, are as follows:

	Tubes and Cores	Consumer	Packaging
	/Paper	Packaging	Services	All Other
	Segment	Segment	Segment	Sonoco	Total

Balance as of January 1, 2006	$189,635	$170,383	$148,125	$65,760	$573,903
Goodwill on 2006 acquisitions	28,369	52,376	2,678	—	83,423
Other adjustments	(249)	—	—	—	(249)
Foreign currency translation	8,202	1,898	170	(59)	10,211

Balance as of December 31, 2006	$225,957	$224,657	$150,973	$65,701	$667,288

Adjustments to goodwill consist primarily of changes to deferred tax valuation allowances acquired in connection with acquisitions made in prior years.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
Other Intangible Assets
Intangible assets are amortized, usually on a straight-line basis, over their respective useful lives, which generally range from three to 15 years. The Company evaluates its intangible assets for impairment whenever indicators of impairment exist. The Company has no intangibles with indefinite lives.

	2006	2005

Amortizable intangibles — Gross cost
Patents	$3,360	$3,378
Customer lists	108,741	81,026
Land use rights	6,855	6,011
Supply agreements	1,000	5,261
Other	8,302	6,703

Total gross cost	$128,258	$102,379

Accumulated amortization
Patents	$(3,255)	$(3,110)
Customer lists	(20,651)	(14,690)
Land use rights	(2,797)	(2,148)
Supply agreements	(550)	(4,619)
Other	(5,120)	(4,775)

Total accumulated amortization	$(32,373)	$(29,342)

Net amortizable intangibles	$95,885	$73,037

Aggregate amortization expense on intangible assets was $7,863, $7,662 and $5,716 for the years ended December 31, 2006, 2005 and 2004, respectively. Amortization expense on intangible assets is expected to approximate $9,473 in 2007, $9,093 in 2008, $8,180 in 2009, $7,754 in 2010 and $7,692 in 2011.
The Company recorded $27,751 of identifiable intangibles in connection with 2006 acquisitions. Of this total, approximately $25,609 related to customer lists that are being amortized over periods ranging from 5 to 20 years. The remaining $2,142 consists of other identifiable intangibles, primarily non-compete agreements. These agreements are amortized over their respective lives — generally three to five years.
8. Debt
Debt at December 31 was as follows:

	2006	2005

Commercial paper, average rate of 5.01% in 2006 and 3.26% in 2005	$89,000	$30,000
6.75% debentures due November 2010	99,926	99,912
6.5% debentures due November 2013	249,208	249,092
5.625% debentures due November 2016	149,322	149,250
9.2% debentures due August 2021	41,305	41,305
6.125% Industrial Revenue Bonds (IRBs) due June 2025	34,697	34,674
6.0% IRBs due April 2026	34,392	34,360
Foreign denominated debt, average rate of 7.6% in 2006 and 8.3% in 2005	50,576	124,937
Other notes	15,566	18,075

Total debt	763,992	781,605
Less current portion and short-term notes	51,903	124,530

Long-term debt	$712,089	$657,075

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
The Company currently operates a commercial paper program totaling $350,000, and has fully committed bank lines of credit supporting the program by a like amount. On May 3, 2006, the Company entered into an amended and restated credit agreement to extend its $350,000 bank line of credit to a new five-year maturity. The amended and restated credit agreement also provides the Company the option to increase its credit line to $500,000 subject to the concurrence of its lenders. The Company intends to indefinitely maintain line of credit agreements fully supporting its commercial paper program. The amount of the Company’s outstanding commercial paper at December 31, 2006 and 2005, was $89,000 and $30,000, respectively. Consistent with the maturity of the supporting line of credit, the Company classifies outstanding commercial paper balances as long-term debt.
In addition, at December 31, 2006, the Company had $254,000 available under unused short-term lines of credit. These short-term lines of credit are for general Company purposes, with interest at mutually agreed-upon rates.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires that net worth, as defined, at the end of each fiscal quarter be greater than $1,164,248, increased by 25% of net income after December 31, 2005, and decreased by stock purchases after May 3, 2006. This covenant excludes from the above net worth calculation any accumulated other comprehensive income or loss. As of December 31, 2006, the Company was approximately $261,858 above the minimum level required under this covenant.
The 6.125% IRBs and the 6.0% IRBs are collateralized by property, plant and equipment at several locations.
The approximate principal requirements of debt maturing in the next five years are: 2007 — $51,903; 2008 — $404; 2009 — $200; 2010 — $99,989 and 2011 — $19.
9. Financial Instruments
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments where the carrying amount differs from the fair value.

	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
	Amount of	Value of	Amount of	Value of
	Liability	Liability	Liability	Liability[1]

Long-term debt	$712,089	$732,377	$657,075	$705,989

[1]	The fair value of long-term debt at December 31, 2005, does not include the impact of interest-rate swaps. The fair value of long-term debt is $692,489, when the impact of interest-rate swaps is included.
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

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
The Company records qualifying derivatives based on Statement of Financial Accounting Standards No. 133, ‘Accounting for Derivative Instruments and Hedging Activities’ (FAS 133), and related amendments. This Statement requires that all derivatives be recognized as assets or liabilities in the balance sheet and measured at fair value. Changes in the fair value of derivatives are recognized in either net income or in other comprehensive income, depending on the designated purpose of the derivative.
The Company uses derivatives from time to time to mitigate the effect of raw material and energy cost fluctuations, foreign currency fluctuations and interest rate movements. The Company purchases commodities such as recovered paper, metal and energy generally at market or fixed prices that are established with the vendor as part of the purchase process for quantities expected to be consumed in the ordinary course of business. The Company may enter into commodity futures or swaps to reduce the effect of price fluctuation. The Company may use foreign currency forward contracts and other risk management instruments to manage exposure to changes in foreign currency cash flows and the translation of monetary assets and liabilities on the Company’s Consolidated Financial Statements. The Company is exposed to interest-rate fluctuations as a result of using debt as a source of financing for its operations. The Company may use traditional, unleveraged interest rate swaps to adjust its mix of fixed and variable rate debt to manage its exposure to interest rate movements. The Company uses published market prices or estimated values based on current price quotes and a discounted cash flow model to estimate the fair market value of derivatives.
All interest rate swaps qualified as fair-value hedges, under which fixed interest rates are swapped for floating rates. During 2004, the Company entered into agreements to swap the interest rate from fixed to floating on $100,000 of its $250,000 6.5% notes maturing in 2013, and all $150,000 of its 5.625% notes maturing in 2016. The fair market value of these interest rate swaps was an unfavorable position of $1,098 and a favorable position of $4,483, respectively, at December 31, 2005, and was reflected as “Other Liabilities” and “Other Assets,” respectively, in the Company’s Consolidated Balance Sheet. During 2006, the Company terminated both interest rate swaps. At the time of termination, the fair value of the interest rate swap related to the 6.5% notes was an unfavorable position of $3,018, and the fair value of the interest rate swap related to the 5.625% notes was a favorable position of $881. In accordance with FAS 133, interest expense is being adjusted by amortization of the gain and loss associated with these swap terminations over the remaining life of the related bonds. Termination of these swaps increased the Company’s proportion of fixed rate debt, reducing its exposure to the effects of interest rate changes. The Company did not enter into any new fair value hedges during the year ended December 31, 2006.
The Company has entered into certain cash flow hedges to mitigate exposure to commodity, energy and foreign exchange risks. Related hedge gains and/or losses are reclassified from accumulated other comprehensive income and into earnings in the same periods that the forecast purchases or payments affect earnings. The only significant open hedge positions relate to the Company’s forecasted purchase of natural gas. At December 31, 2006, natural gas swaps, covering approximately eight million MMBTUs, were outstanding. The hedged natural gas quantities at this date represent approximately 75%, 56%, 31%, and 6% of anticipated U.S. and Canadian usage for 2007, 2008, 2009 and 2010, respectively. The total fair market value of the Company’s cash-flow hedge derivatives as of December 31, 2006, was a net loss of $2,059 on a tax-adjusted basis. Of this amount, a gain of $244 is expected to be reclassified to earnings in 2007. As a result of the high correlation between the derivative instruments and the associated hedged transactions, ineffectiveness did not have a material impact on the Company’s Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
10. Stock-Based Plans
The Company utilizes various forms of share-based compensation within its stock-based programs which are summarized below. Awards are provided in the form of stock options, stock appreciation rights, and restricted stock units. The majority of these awards are issued pursuant to the Company’s 1991 Key Employee Stock Plan (the “Employee Stock Plan”) and 1996 Non-Employee Directors’ Stock Plan (the “Directors’ Plan”). The Company’s non-employee director stock-based awards have not been material. At December 31, 2006, a total of 3,552,064 shares remain available for future grant under these plans. The Company issues new shares for stock option and stock appreciation right exercises and stock unit conversions. The Company has from time to time repurchased shares to replace those issued under its stock compensation plans, however, there is no specific schedule or policy to do so.
Total compensation cost for share-based payment arrangements was $11,347, $4,554, and $5,144, for 2006, 2005, and 2004, respectively. The related tax benefit recognized in net income was $3,699, $1,475, and $1,714, for the same years, respectively. Share-based compensation expense is included in selling, general and administrative expense on the Condensed Consolidated Statements of Income.
Accounting for Share-Based Compensation
Effective January 1, 2006, the Company adopted the fair value method of accounting for share-based compensation arrangements in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), ‘Share-Based Payment’ (FAS 123(R)), using the modified prospective method of transition. Under the modified prospective method, compensation expense is recognized beginning at the effective date of adoption of FAS 123(R) for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption. At the date of adoption, the Company had an estimated 436,301 unvested restricted stock units and performance contingent restricted stock units outstanding, with a total grant date fair value of approximately $10,000, and no unvested stock options outstanding. The Company recognizes share-based compensation cost ratably over the expected vesting period.
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
When the tax deduction for an exercised stock option, exercised stock appreciation right or converted stock unit exceeds the compensation cost that has been recognized in income, an “excess” tax benefit is created. The excess benefit is not recognized on the income statement, but rather on the balance sheet as additional paid-in capital. The additional excess tax benefit realized during 2006 was $10,580. Prior to the adoption of FAS 123(R), the Company presented all tax benefits resulting from share-based compensation as cash flows from operating activities in the condensed consolidated statements of cash flows. FAS 123(R) requires cash flows resulting from tax deductions in excess of the grant-date fair value of share-based awards to be included in cash flows from financing activities. The excess tax benefit of $10,580 recognized during 2006 has been included in cash flows from financing activities. In accordance with the adoption of FAS 123(R), the Company chose to adopt the short-cut method to determine the pool of windfall tax benefits as it relates to stock-based compensation.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
The Company’s Condensed Consolidated Financial Statements as of December 31, 2006, reflect the impact of its adoption of FAS 123(R). The effect of the change from applying the original provisions of FAS 123 is outlined in the table below:

Year Ended
December 31, 2006 Increase/(Decrease)
Income before income taxes	$(4,148)
Net income	(2,796)
Cash flow provided by operating activities	(10,580)
Cash flow used in financing activities	10,580
Earnings per share:
Basic	(0.03)
Diluted	(0.03)
For purposes of calculating share-based compensation expense under FAS 123(R) for retiree-eligible employees, the service completion date is assumed to be the grant date; therefore, expense associated with share-based compensation to these employees is recognized at that time. The annual impact of recognizing this expense immediately versus over the nominal vesting period is not material because the Company’s employee stock options and stock appreciation rights have one-year vesting periods.
Under the modified prospective method of transition, the Company is not required to restate its prior period financial statements. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation for the years ended December 31, 2005 and 2004:

	Year Ended December 31,
	2005	2004

Net income, as reported	$161,877	$151,229
Add: Stock-based employee compensation cost, net of related tax effects, included in net income, as reported	3,078	3,430
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,534)	(6,449)

Pro forma net income	$157,421	$148,210

Earnings per share:
Basic — as reported	$1.63	$1.54
Basic — pro forma	$1.58	$1.51
Diluted — as reported	$1.61	$1.53
Diluted — pro forma	$1.57	$1.50
Stock Options and Stock Appreciation Rights (SARs)
The Company typically grants stock options or stock appreciation rights annually on a discretionary basis to its key employees. Prior to 2006, the Company also granted stock options to its non-employee directors. Options granted under the Employee Stock Plan and the Directors’ Plan were at market (had an exercise price equal to the closing market price on the date of grant), had 10-year terms and vested over one year, except for the options granted in 2005, which vested immediately. In 2006, the Company began to grant stock appreciation rights (SARs) instead of stock options. SARs are at market, vest over one year, have seven-year terms and can be settled only in stock. Both stock options and SARs are exercisable upon vesting.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
On January 31, 2006, the Company granted to employees 754,683 stock-settled SARs. An additional 14,500 SARs were granted over the remainder of the year. All SARs were granted at the closing market prices on the dates of grant. As of December 31, 2006, there was $270 of total unrecognized compensation cost related to nonvested SARs. This cost will be recognized over the remaining weighted-average vesting period, which is approximately one month.
The weighted-average fair values of options and SARs granted was $5.85, $5.42 and $4.97 in 2006, 2005 and 2004, respectively. The Company computed the estimated fair values of all options and SARs using the binomial option-pricing model applying the assumptions set forth in the following table:

	2006	2005	2004

Expected dividend yield	2.8%	3.5%	3.6%
Expected stock price volatility	20.8%	26.2%	27.4%
Risk-free interest rate	4.5%	3.7%	3.2%
Expected life of options	4 years	4.5 years	4.5 years

The assumptions employed in the calculation of the fair value of stock options and SARs were determined as follows:
•	Expected dividend yield — the Company’s annual dividend divided by the stock price at the time of grant.

•	Expected stock price volatility — based on historical volatility of the Company’s common stock measured weekly for a time period equal to the expected life.

•	Risk-free interest rate — based on U.S. Treasury yields in effect at the time of grant for maturities equal to the expected life.

•	Expected life — calculated using the simplified method as prescribed in Staff Accounting Bulletin No. 107, where the expected life is equal to the sum of the vesting period and the contractual term divided by two.
The following tables summarize information about stock options and SARs outstanding and exercisable at December 31, 2006:

	Options and SARs Vested and Expected to Vest
		Weighted-	Weighted-
		average	average
Range of	Number	Remaining	Exercise	Aggregate Intrinsic
Exercise Prices	Outstanding	Contractual Life	Price	Value

$17.25 — $23.80	2,237,476	4.7 years	$22.06	$35,806
$23.86 — $27.31	2,503,905	6.3 years	$25.45	$31,569
$27.35 — $37.10	2,343,505	4.1 years	$31.79	$15,529

$17.25 — $37.10	7,084,886	5.1 years	$26.48	$82,904

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

	Options and SARs Exercisable
		Weighted-
		average
Range of	Number	Remaining	Weighted-average	Aggregate Intrinsic
Exercise Prices	Exercisable	Contractual Life	Exercise Price	Value

$17.25 — $23.80	2,237,194	4.7 years	$22.06	$35,806
$23.86 — $27.31	2,503,905	6.3 years	$25.45	$31,569
$27.35 — $37.10	1,611,405	1.9 years	$31.07	$11,252

$17.25 — $37.10	6,352,504	5.3 years	$25.68	$78,627

The activity related to the Company’s stock options and SARs is as follows:

				Weighted-
				average Exercise
	Nonvested	Vested	Total	Price

Outstanding, December 31, 2005	—	9,373,305	9,373,305	$25.33
Granted	730,089	39,094	769,183	$33.34
Exercised	—	(3,030,365)	(3,030,365)	$24.68
Forfeited	—	(27,237)	(27,237)	$25.02

Outstanding, December 31, 2006	730,089	6,354,797	7,084,886	$26.48

The aggregate intrinsic value of options and SARs exercised during the years ended December 31, 2006, 2005, and 2004 was $27,827, $7,635, and $8,153, respectively. Cash received on option exercises was $74,413, $34,617, and $31,450 for the same years, respectively.
Performance-based Stock Awards
The Company typically grants performance contingent restricted stock units (PCSUs) annually on a discretionary basis to certain of its executives and other members of its management team. Both the ultimate number of PCSUs awarded and the vesting period are dependent upon the degree to which performance targets are achieved for three-year performance periods. Upon vesting, PCSUs are convertible into common shares on a one-for-one basis. These awards are granted under the Employee Stock Plan and vest over five years with accelerated vesting over three years if performance targets are met. For the awards outstanding at December 31, 2006, the ultimate number of PCSUs that could vest ranges from 185,730 to 557,190 and is tied to growth in earnings and improved capital effectiveness over a three-year period. The 2005 awards are tied to performance targets over the three-year period ending December 31, 2007, and can range from 86,450 to 259,350 units. The 2006 awards are tied to performance targets through fiscal year 2008, and can range from 99,280 to 297,840 units.
The three-year performance cycle for the 2004 awards was completed on December 31, 2006. Based on meeting performance goals established at the time of the award, participants to whom awards had been granted earned 181,157 stock units with a vested fair value of $6,895. While these stock units were eligible for conversion to common stock during the first quarter of 2007, most participants have elected to defer receipt of the shares. The Company’s 2003 performance program completed its three-year performance cycle on December 31, 2005. Based on meeting performance goals established at the time of the award, participants earned 99,005 stock units with a vested fair value of $2,911. No PCSUs were earned in 2004 as the relevant performance targets were not achieved.
Non-cash stock-based compensation associated with PCSUs totaled $6,654, $3,198 and $4,254 for 2006, 2005 and 2004, respectively. The adoption of FAS 123(R) did not materially change the expense recognition for PCSUs. As of December 31, 2006, there was approximately $7,654 of total unrecognized compensation cost related to nonvested PCSUs. This cost is expected to be recognized over a weighted-

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
average period of eighteen months.
Restricted Stock Awards
Since 1994, the Company has from time to time granted awards of restricted stock units to certain of the Company’s executives. These awards vest over a five-year period with one-third vesting on the third, fourth and fifth anniversaries of the grant. An executive must be actively employed by the Company on the vesting date for shares to be issued. Participants can elect to defer receipt. However, once vested these awards do not expire. As of December 31, 2006, a total of 363,338 restricted stock units remained outstanding, 289,420 of which were vested. Of the vested restricted stock units, 3,694 vested during 2006. No restricted stock units were granted during 2006. Noncash stock-based compensation associated with restricted stock grants totaled $419, $1,356 and $890 for 2006, 2005 and 2004, respectively. The adoption of FAS 123(R) did not materially change the expense recognition for the Company’s restricted stock awards. As of December 31, 2006, there was $1,221 of total unrecognized compensation cost related to nonvested restricted stock units. This cost is expected to be recognized over a weighted-average period of three years.
The activity related to the PCSUs and restricted stock units is as follows:

				Grant Date Fair
	Nonvested	Vested	Total	Value Per Share

Outstanding, December 31, 2005	436,301	509,268	945,569	$23.48
Granted	198,560	—	198,560	$33.37
Vested	(184,851)	184,851	—
Converted	—	(142,799)	(142,799)	$21.43
Performance adjustments/other	110,487	8,042	118,529	$30.00

Outstanding, December 31, 2006	560,497	559,362	1,119,859	$27.54

Deferred Compensation Plans
Certain officers of the Company may elect to defer a portion of their compensation in the form of stock units. Units are granted as of the day the cash compensation would have otherwise been paid using the closing price of the Company’s common stock on that day. The units immediately vest and earn dividend equivalents. Units are distributed in the form of common stock upon retirement over a period elected by the employee. Cash compensation totaling $124 was deferred as stock units during 2006, resulting in 3,744 units being granted. There were no conversions to common stock during 2006.
Non-employee directors are required to defer a minimum of 50% of their fees into stock units. Units are granted as of the day the cash compensation would have otherwise been paid using the closing price of the Company’s common stock on that day. The units immediately vest and earn dividend equivalents. Distributions begin after retirement from the board over a period elected by the director. Since distributions can be made in stock or cash, units granted under the director plan are accounted for as liability-classified awards.
11. Employee Benefit Plans
Retirement Plans and Retiree Health and Life Insurance Plans
The Company provides non-contributory defined benefit pension plans for a majority of its employees in the United States, and certain of its employees in Mexico and Belgium. Effective December 31, 2003, the Company froze participation for newly hired salaried and non-union hourly U.S. employees in its traditional defined benefit pension plan. The Company adopted a defined contribution plan, the Sonoco Investment and Retirement Plan, which covers its non-union U.S. employees hired on or after January 1, 2004. The Company also sponsors contributory pension plans covering the majority of its employees in the United Kingdom, Canada and the Netherlands.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
The Company also provides postretirement healthcare and life insurance benefits to the majority of its retirees and their eligible dependents in the United States and Canada. In the fourth quarter of 2005, the Company announced changes in eligibility for retiree medical benefits effective January 1, 2006, for its U.S. plan. These changes included the elimination of a Company subsidy toward the cost of retiree medical benefits if certain age and service criteria were not met, as well as the elimination of Company-provided prescription drug benefits for the majority of its current retirees and all future retirees.
At December 31, 2006, the Company adopted the recognition and disclosure requirements of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans” (FAS 158), which requires balance sheet recognition of the funded status of defined benefit plans. As such, the December 31, 2006, balance sheet reflects the funded status of these plans. Because FAS 158 prohibits retrospective application, the December 31, 2006, balance sheet and related footnote disclosure are presented in accordance with FAS 158 while prior years’ balance sheets and footnotes continue to reflect benefit plan assets, liabilities and disclosure as previously reported.
The Company uses a December 31 measurement date for all its plans with the exception of its pension plan in the United Kingdom, which uses a September 30 measurement date.
The incremental effect of applying FAS 158 on individual line items in the Company’s 2006 ending balance sheet is as follows:

	Before		After
	Application		Application of
	of FAS 158	Adjustments	FAS 158
Prepaid Pension Costs	$269,366	$(260,315)	$9,051

Total Assets	$269,366	$(260,315)	$9,051

Accrued wages and other compensation	$8,917	$11,245	$20,162
Pension and Other Postretirement Benefits	185,984	23,448	209,432
Deferred Income Taxes	(25,176)	(113,614)	(138,790)

Total Liabilities	$169,725	$(78,921)	$90,804

Accumulated other comprehensive loss	$(56,220)	$(181,396)	$(237,616)

Total Shareholders’ Equity	$(56,220)	$(181,396)	$(237,616)

Total Liabilities and Shareholders’ Equity	$113,505	$(260,317)	$(146,812)

The components of net periodic benefit cost include the following:

	2006	2005	2004

Retirement Plans
Service cost	$28,545	$25,994	$22,880
Interest cost	64,471	60,489	57,953
Expected return on plan assets	(81,332)	(72,316)	(65,967)
Amortization of net transition obligation	696	575	615
Amortization of prior service cost	1,615	1,770	1,558
Amortization of net actuarial loss	28,177	22,705	21,153
Special termination benefit cost	659	203	198
Other	13	—	—

Net periodic benefit cost	$42,844	$39,420	$38,390

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

	2006	2005	2004

Retiree Health and Life Insurance Plans
Service cost	$2,545	$3,487	$3,608
Interest cost	5,077	7,097	8,431
Expected return on plan assets	(2,310)	(2,881)	(3,543)
Amortization of prior service cost	(9,731)	(7,679)	(6,160)
Amortization of net actuarial loss	5,721	4,896	5,031
Effect of curtailment gain	—	(1,344)	—

Net periodic benefit cost	$1,302	$3,576	$7,367

The following tables set forth the Plans’ obligations and assets at December 31:

			Retiree Health and
	Retirement Plans		Life Insurance Plans
	2006	2005	2006	2005

Change in Benefit Obligation
Benefit obligation at January 1	$1,196,383	$1,080,525	$102,213	$146,764
Service cost	28,545	25,994	2,545	3,487
Interest cost	64,471	60,489	5,077	7,097
Plan participant contributions	2,080	1,557	4,263	4,586
Plan amendments	1,010	4,082	(2,790)	(38,132)
Actuarial (gain) loss	(18,263)	96,078	(7,166)	(2,396)
Benefits paid	(56,927)	(53,255)	(12,396)	(19,251)
Impact of foreign exchange rates	25,484	(19,869)	106	58
Special termination benefit cost	659	203	—	—
Other	160	579	—	—

Benefit obligation at December 31	$1,243,602	$1,196,383	$91,852	$102,213

Change in Plan Assets
Fair value of plan assets at January 1	$981,442	$893,384	$32,705	$42,347
Actual return on plan assets	131,118	75,435	4,068	2,270
Company contributions	13,915	82,163	1,532	2,930
Plan participant contributions	2,080	1,557	4,263	4,586
Benefits paid	(56,927)	(53,255)	(12,396)	(19,251)
Impact of foreign exchange rates	18,556	(14,093)	—	—
Expenses paid	(5,397)	(4,245)	(156)	(177)
Other	(20)	496	—	—

Fair value of plan assets at December 31	$1,084,767	$981,442	$30,016	$32,705

Reconciliation of Funded Status, December 31
Funded status of plan	$(158,835)	$(214,941)	$(61,836)	$(69,508)

Unrecognized net actuarial loss		439,287		57,560
Unrecognized prior service cost		9,356		(37,917)
Unrecognized net transition obligation		5,627		—

Net amount recognized		$239,329		$(49,865)

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Retirement Plans
2005

Total Recognized Amounts in the Consolidated Balance Sheets
Prepaid benefit cost	$281,904
Accrued benefit liability	(133,545)
Intangible asset	6,486
Accumulated other comprehensive loss	84,484

Net amount recognized	$239,329

Retirement Plans
2006

Total Recognized Amounts in the Consolidated Balance Sheets
Noncurrent assets	$9,051
Current liabilities	(17,066)
Noncurrent liabilities	(150,820)

Net pension liability	$(158,835)

Items not yet recognized as a component of net periodic pension cost that are included in Accumulated Other Comprehensive Income as of December 31, 2006, are as follows:

		Retiree Health and
		Life Insurance
	Retirement Plans	Plans

Net actuarial loss	$349,997	$43,088
Prior service cost	8,824	(30,977)
Net transition obligation	5,478	—

	$364,299	$12,111

Of the amounts included in Accumulated Other Comprehensive Income as of December 31, 2006, the portions that are expected to be recognized as components of net periodic benefit cost in 2007 are as follows:

		Retiree Health and
		Life Insurance
	Retirement Plans	Plans

Net actuarial loss	$19,518	$4,579
Prior service cost	1,428	(9,730)
Net transition obligation	478	—

	$21,424	$(5,151)

The accumulated benefit obligation for all defined benefit plans was $1,143,897 and $1,099,747 at December 31, 2006 and 2005, respectively.
The projected benefit obligation (PBO), accumulated benefit obligation (ABO) and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were, $428,692, $401,560 and $261,100, respectively, as of December 31, 2006, and $375,655, $348,384 and $216,841, respectively, as of December 31, 2005. As of December 31, 2006, both the ABO and the PBO of the Company’s U.S. qualified pension plan were fully funded.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
The following table sets forth the Company’s projected benefit payments for the next ten years:

		Retiree Health and
Year	Retirement Plans	Life Insurance Plans

2007	$55,358	$9,112
2008	$57,092	$8,525
2009	$58,780	$8,528
2010	$61,348	$8,454
2011	$64,194	$8,608
2012—2016	$371,688	$41,189

Assumptions
The following tables set forth the major actuarial assumptions used in determining the PBO, ABO and net periodic cost.

Weighted-average assumptions used to		U.S. Retiree Health and
determine benefit obligations at December 31	U.S. Retirement Plans	Life Insurance Plans	Foreign Plans

Discount Rate
2006	5.83%	5.68%	4.00—5.25%
2005	5.50%	5.50%	4.00—5.25%
Rate of Compensation Increase
2006	4.88%	4.69%	1.00—4.00%
2005	4.80%	4.50%	3.00—5.50%

Weighted-average assumptions used to
determine net periodic benefit cost for	U.S. Retirement	U.S. Retiree Health and
years ended December 31	Plans	Life Insurance Plans	Foreign Plans

Discount Rate
2006	5.50%	5.50%	4.00—5.25%
2005	5.75%	5.75%	4.25—6.00%
2004	6.25%	6.25%	5.00—6.50%
Expected Long-term Rate of Return
2006	8.50%	8.50%	3.75—8.00%
2005	8.50%	8.50%	3.75—8.00%
2004	8.50%	8.50%	4.00—8.00%
Rate of Compensation Increase
2006	4.80%	4.50%	1.00—4.00%
2005	4.60%	4.50%	3.00—5.50%
2004	4.60%	4.50%	1.50—4.00%

The Company adjusts its discount rates at the end of each fiscal year based on yield curves of high-quality debt instruments over durations that match the expected benefit payouts of each plan. The expected long-term rate of return assumption is based on the Company’s current and expected future portfolio mix by asset class, and expected nominal returns of these asset classes. The rate of compensation increase assumption is generally based on salary and incentive increases.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
A new mortality table assumption was adopted by the Company effective with the measurement of the December 31, 2005, benefit obligations, moving from the 1983 GAM mortality table to the RP-2000 CH table. This change in mortality table increased pension liabilities by approximately 2%.
Medical Trends
The U.S. Retiree Health and Life Insurance Plan makes up approximately 99% of the Retiree Health liability. Therefore, the following information relates to the U.S. plan only.

Healthcare Cost Trend Rate	Pre-age 65	Post-age 65

2006	11.30%	12.30%
2005	13.30%	13.30%

Ultimate Trend Rate	Pre-age 65	Post-age 65

2006	5.0%	6.0%
2005	6.0%	6.0%

Year at which the Rate Reaches
the Ultimate Trend Rate	Pre-age 65	Post-age 65

2006	2014	2014
2005	2014	2014

Increasing the assumed trend rate for healthcare costs by one percentage point would increase the accumulated postretirement benefit obligation (the APBO) and total service and interest cost component approximately $2,179 and $213, respectively. Decreasing the assumed trend rate for healthcare costs by one percentage point would decrease the APBO and total service and interest cost component approximately $1,995 and $190, respectively. Based on amendments to the U.S. plan approved in 1999, which became effective in 2003, cost increases borne by the Company are limited to the Urban CPI, as defined.
Retirement Plan Assets
The following table sets forth the weighted-average asset allocations of the Company’s retirement plans at December 31, 2006 and 2005, by asset category.

Asset Category	U.S.	U.K.	Canada

Equity securities
2006	61.8%	72.4%	68.3%
2005	56.0%	74.0%	62.6%
Debt securities
2006	27.7%	21.8%	31.7%
2005	25.7%	20.7%	37.4%
Alternative
2006	10.5%	4.8%	0.0%
2005	10.2%	4.4%	0.0%
Cash
2006	0.0%	1.0%	0.0%
2005[1]	8.1%	0.9%	0.0%

Total
2006	100.0%	100.0%	100.0%
2005	100.0%	100.0%	100.0%

[1]	A contribution of $63,000 made to the U.S. Defined Benefit Pension Plan in late December 2005 is included in cash.

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
U.S. Defined Benefit Plan
The equity investments are diversified among U.S. and non-U.S. stocks of small and large capitalizations. The current target allocation (midpoint) for the investment portfolio is Equity Securities — 60%, Debt Securities — 30%, Alternative — 10% and Cash — 0%.
U.K. Plan
The equity investments are diversified among U.K. and international stocks of small and large capitalizations. The current target allocation (midpoint) for the investment portfolio is Equity Securities — 72%, Debt Securities — 22%, Alternative — 5% and Cash — 1%.
Canadian Plan
The equity investments are diversified among Canadian and international stocks of primarily large capitalizations. The current target allocation (midpoint) for the investment portfolio is Equity Securities — 50%, Debt Securities — 50%, Alternative — 0% and Cash — 0%.
Retiree Health and Life Insurance Plan Assets
The following table sets forth the weighted-average asset allocations of the Company’s retiree health and life insurance plans at December 31, 2006 and 2005, by asset category. As mentioned previously, the U.S. Retiree Health and Life Insurance Plan makes up approximately 99% of the Retiree Health liability. Therefore, the following information relates to the U.S. Plan only.

Asset Category

Equity securities
2006	58.4%
2005	54.8%
Debt securities
2006	32.6%
2005	30.4%
Alternative
2006	6.9%
2005	6.9%
Cash
2006	2.1%
2005	7.9%

Total
2006	100.0%
2005	100.0%

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
Contributions
The Company estimates that it will make minimal voluntary contributions to its defined-benefit retirement and retiree health and life insurance plans in 2007.
Medicare Prescription Drug, Improvement and Modernization Act of 2003
In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position 106-2, ‘Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003’ (FSP 106-2), which requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit costs to reflect the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). FSP 106-2 was effective for interim or annual reporting periods beginning after June 15, 2004. The Company adopted and retroactively applied FSP 106-2 as of the effective date. In response to the Company’s reflection of the effects of the Act and the adoption of FSP 106-2, the accumulated postretirement benefit obligation was reduced by $48,940 and net periodic benefit costs were reduced by $9,080 in 2004. The reduction in obligation directly related to the subsidy was $3,394 and $3,942 in 2006 and 2005, respectively. The projected subsidy as of December 31, 2006, was substantially less than the projected subsidy at the time of adoption because of changes the Company made during 2005 to the eligibility for retiree medical benefits. As part of these changes, prescription drug benefits for Medicare-eligible retirees were eliminated for those employees who retired after 1981 and for all future retirees, thereby significantly reducing the projected subsidy. These changes resulted in an overall reduction in the accumulated postretirement benefit obligation of $38,132 in 2005, which is being amortized over a period of 4.6 years. The benefit of this amortization will cease during 2010.
The following table sets forth the Company’s projected subsidy from the government for the next ten years:

Projected
Year	Subsidy

2007	$156
2008	$162
2009	$166
2010	$170
2011	$171
2012—2016	$927

Sonoco Savings Plan
The Company sponsors the Sonoco Savings Plan for its U.S. employees, a defined contribution retirement plan. In accordance with the IRS “Safe Harbor” matching contributions and vesting provisions the plan provides 100% Company matching on the first 3% of pretax contributions, 50% Company matching on the next 2% of pretax contributions and 100% immediate vesting. The plan also provides for participant contributions of 1% to 30% of gross pay. The Company’s expenses related to the plan for 2006, 2005 and 2004 were approximately $14,000, $13,000 and $11,000, respectively.
Sonoco Investment and Retirement Plan
The Company also sponsors the Sonoco Investment and Retirement Plan, a defined contribution pension plan, for its salaried and non-union U.S. employees who were hired on or after January 1, 2004, the Plan’s effective date. The Company makes an annual contribution of 4% of all eligible pay plus 4% of eligible pay in excess of the Social Security wage base to eligible participant accounts. The first such contribution was made in January 2005, in the amount of $35, for those participants eligible to participate in the plan during 2004, the 2005 expense was $414 and the 2006 expense was $1,244. Participants are fully vested after five years of service or upon reaching age fifty-five, if earlier.

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
The provision for taxes on income for the years ended December 31 consists of the following:

	2006	2005	2004

Pretax income
Domestic	$210,444	$185,089	$151,707
Foreign	64,364	46,037	45,635

Total pretax income	$274,808	$231,126	$197,342

Current
Federal	$83,845	$85,047	$30,427
State	(2,733)	4,311	199
Foreign	27,482	19,538	22,922

Total current	$108,594	$108,896	$53,548

Deferred
Federal	$(12,060)	$(27,110)	$5,971
State	(1,207)	4,116	1,995
Foreign	(1,998)	(1,728)	(2,656)

Total deferred	$(15,265)	$(24,722)	$5,310

Total taxes	$93,329	$84,174	$58,858

Deferred tax liabilities (assets) are comprised of the following at December 31:

	2006	2005

Depreciation	$109,824	$100,623
Employee benefits	2,942	116,090
Intangibles	45,776	28,486
Other	—	7,732

Gross deferred tax liabilities	158,542	252,931

Retiree health benefits	(24,433)	(20,431)
Foreign loss carryforwards	(49,984)	(39,023)
Capital loss carryforwards	(9,048)	(4,448)
Employee benefits	(85,996)	(78,779)
Accrued liabilities and other	(25,558)	(32,365)

Gross deferred tax assets	(195,019)	(175,046)

Valuation allowance on deferred tax assets	56,754	43,022

Total deferred taxes, net	$20,277	$120,907

The net increase in the valuation allowance in 2006 for deferred tax assets of $13,732 is primarily due to an increase of net operating and capital losses of foreign subsidiaries for which tax benefit has not been recognized. The net decrease to the deferred tax liability related to employee benefits is primarily due to the adoption of FAS 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans.”

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
Approximately $187,148 of foreign subsidiary loss carryforwards remain at December 31, 2006. Their use is limited to future taxable earnings of the respective foreign subsidiaries. Of these loss carryforwards, approximately $153,012 have no expiration date. The remaining loss carryforwards expire at various dates in the future. Approximately $5,054 of state loss carryforwards and $3,153 of state credit carryforwards remain at December 31, 2006. The state loss and credit carryforwards expire at various dates in the future.
A reconciliation of the U.S. federal statutory tax rate to the actual consolidated tax expense is as follows:

	2006		2005		2004

Statutory tax rate	$96,183	35.0%	$80,894	35.0%	$69,070	35.0%
State income taxes, net of federal tax benefit	3,182	1.2	1,836	0.8	1,857	0.9
Repatriation	—	—	9,891	4.3	—	—
Valuation allowance	9,175	3.3	5,001	2.2	7,777	3.9
IRS and state examinations and settlements	(5,354)	(1.9)	(632)	(0.3)	(9,693)	(4.9)
Other, net	(9,857)	(3.6)	(12,816)	(5.6)	(10,153)	(5.1)

Total taxes	$93,329	34.0%	$84,174	36.4%	$58,858	29.8%

Undistributed earnings of international subsidiaries totaled $131,766 at December 31, 2006. Deferred taxes have not been provided on the undistributed earnings, as the Company considers these amounts to be indefinitely reinvested to finance international growth and expansion. If such amounts were remitted, loaned to the Company, or the stock in the foreign subsidiaries sold, these earnings could become subject to tax.
During 2006, the Company entered into favorable tax agreements with state tax authorities and closed state tax examinations for less than originally anticipated, which resulted in the reversal of previously accrued taxes of $5,354. This was mostly offset by the impact of $4,867 resulting from restructuring charges for which a tax benefit could not be recognized.
During 2005, the Company repatriated $124,658 from foreign subsidiaries under the provisions of the American Jobs Creation Act of 2004 (AJCA). Under this temporary incentive, a portion of the repatriated funds qualified for an 85% dividends-received deduction. The Company recorded U.S. federal and state taxes on the repatriated funds of $10,074. The Company also closed state tax examinations resulting in the reversal of previously accrued taxes totaling approximately $632. During 2004, IRS and state tax examinations were concluded resulting in the reversal of previously accrued taxes totaling approximately $9,693.
The Company’s income tax returns for 2003 through 2006 are open for examination by the IRS. The Company believes that it has made adequate provision for income taxes with respect to open years.
13. Commitments and Contingencies
Contingencies
The Company is a party to various claims and legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings. The Company cannot currently determine the final outcome of the proceedings described below or the ultimate amount of potential losses. Pursuant to Statement of Financial Accounting Standards No. 5, ‘Accounting for Contingencies’ (FAS 5), management records accruals for estimated losses at the time that information becomes available

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
indicating that losses are probable and that the amounts can be reasonably estimable. Accrued amounts are not discounted.
Environmental Matters
During the fourth quarter of 2005, the United States Environmental Protection Agency (EPA) notified U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, that U.S. Mills and NCR Corporation (NCR) would be jointly held responsible to undertake a program to remove and dispose of certain PCB-contaminated sediments at a particular site on the lower Fox River in Wisconsin. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation, which the Company currently estimates to be between $24,000 and $26,000 for the project as a whole. Although project implementation began in 2006, most of the project cost is expected to be incurred in 2007. Although the agreement reached does not acknowledge responsibility or prevent the other party from seeking reimbursement from any other parties (including each other), the Company accrued $12,500 in the fourth quarter of 2005 as an estimate of the portion of costs that U.S. Mills expects to fund under the current agreement. This charge is included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income. The actual costs associated with cleanup of this particular site are dependent upon many factors and it is reasonably possible that remediation costs could be higher than the current estimate of project costs. The Company acquired U.S. Mills in 2001, and the alleged contamination predates the acquisition.
In June 2006, U.S. Mills became aware of the potential for further liability along a larger stretch of the lower Fox River, including the bay at Green Bay. Although it has not accepted any liability nor entered into any cost sharing agreements with interested parties, U.S. Mills is in the early stages of reviewing this new information and is discussing possible remediation scenarios with other potentially responsible parties and cannot reasonably estimate the amount of its liability, if any, at this time. Accordingly, no additional reserve for potential remediation costs has been recognized by U.S. Mills at December 31, 2006. Although U.S. Mills’ liability could exceed its net worth, Sonoco Products Company believes the maximum exposure to its financial position is limited to the equity position of U.S. Mills which is approximately $90,000 as of December 31, 2006, excluding any tax benefits that may further reduce the net charge.
The Company has been named as a potentially responsible party at several other environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing agreements with other potentially responsible parties with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away. Accordingly, the ultimate cost to the Company with respect to such sites cannot be determined.
As of December 31, 2006 and 2005, the Company had accrued $15,316 and $16,789, respectively, related to environmental contingencies. These accruals include $11,661 and $12,500 for U.S. Mills at December 31, 2006 and 2005, respectively. Actual costs to be incurred for these environmental matters in future periods may vary from current estimates because of the inherent uncertainties in evaluating environmental exposures.
Some, or all, of any costs incurred may be covered by insurance, or be subject to recoupment from other parties, but no amounts have been recognized in the financial statements of the Company for such recovery or recoupment. There can be no assurance, however, that such claims for recovery will be successful.

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
Commitments
As of December 31, 2006, the Company had long-term obligations to purchase electricity and steam, which it uses in its production processes. The purchase contracts require the Company to make total payments of approximately $174,098 through 2021, as follows: $11,933 in 2007; $13,164 in 2008; $12,680 in 2009; $12,119 in 2010 and a total of $124,202 from 2011 through 2021.
14. Shareholders’ Equity and Earnings per Share
Stock Repurchases
In 2001, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 5,000,000 shares of the Company’s common stock, in addition to approximately 290,000 shares that were authorized for repurchase prior to 2001. Therefore, the Company had authorizations to repurchase approximately 5,290,000 shares of common stock as of December 31, 2005. From February 3, 2006 through April 4, 2006, the Company repurchased 2,500,000 shares of Sonoco common stock for $82,668. On April 19, 2006, the Company’s Board of Directors rescinded all previously approved stock repurchase programs in conjunction with its approval of a new program, which authorizes the repurchase of up to 5,000,000 shares of the Company’s common stock. On February 7, 2007, the Company’s Board of Directors, in anticipation of a planned 1,500,000 share repurchase, authorized the reinstatement of those shares to its existing 5,000,000 authorization. On February 8, 2007, the Company completed the repurchase of 1,500,000 shares of its common stock for a total cost of $56,700; accordingly, 5,000,000 shares remain available for repurchase. The Company did not repurchase any of its common stock in 2005.
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	2006	2005	2004

Numerator:
Net income	$195,081	$161,877	$151,229
Denominator:
Weighted average common shares outstanding	100,073,000	99,336,000	98,018,000
Dilutive effect of stock-based compensation	1,461,000	1,082,000	929,000

Diluted outstanding shares	101,534,000	100,418,000	98,947,000
Net income per common share
Basic	$1.95	$1.63	$1.54
Diluted	$1.92	$1.61	$1.53

The Company declared dividends totaling $.95 and $.91 per share in 2006 and 2005, respectively.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
Certain options to purchase shares of the Company’s common stock are not dilutive because the exercise price of the option is greater than the market price of the stock at the end of the fiscal year. Accordingly, the following shares were not included in the computations of diluted income per share amounts:

	2006	2005	2004

Anti-dilutive options	2,000	1,147,000	2,192,000
These options may become dilutive in future periods if the market price of the Company’s common stock appreciates. No adjustments were made to reported net income in the computation of earnings per share.
15. Financial Reporting for Business Segments
The Company identifies its reportable segments in accordance with Statement of Financial Accounting Standards No. 131, ‘Disclosures about Segments of an Enterprise and Related Information’ (FAS 131), by evaluating the level of detail reviewed by the chief operating decision maker, gross profit margins, nature of products sold, nature of the production processes, type and class of customer, methods used to distribute product and nature of regulatory environment.
The Consumer Packaging segment includes the following products: round and shaped rigid packaging, both paper and plastic; printed flexible packaging; and metal and plastic ends and closures.
The Tubes and Cores/Paper segment includes the following products and services: high-performance paper and composite paperboard tubes and cores; fiber-based construction tubes and forms; recycled paperboard; linerboard and recovered paper.
The Packaging Services segment provides the following products and services: point-of-purchase displays; packaging fulfillment; contract packing; brand management and supply chain management.
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

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
Included in Corporate operating profits are restructuring charges, interest expense and interest income.

Years ended	Consumer	Tubes and Cores/	Packaging	All Other
December 31	Packaging	Paper	Services	Sonoco	Corporate	Consolidated
Total Revenue
2006	$1,308,184	$1,614,721	$456,877	$407,411	$—	$3,787,193
2005	1,250,916	1,569,170	456,161	377,968	—	3,654,215
2004	1,134,782	1,470,213	321,251	343,813	—	3,270,059
Intersegment Sales[1]
2006	$3,430	$89,163	$44	$37,717	$—	$130,354
2005	3,465	87,113	284	34,779	—	125,641
2004	2,712	81,701	206	30,007	—	114,626
Sales to Unaffiliated Customers
2006	$1,304,754	$1,525,558	$456,833	$369,694	$—	$3,656,839
2005	1,247,451	1,482,057	455,877	343,189	—	3,528,574
2004	1,132,070	1,388,512	321,045	313,806	—	3,155,433
Operating Profits[2]
2006	$109,624	$148,177	$39,181	$49,106	$(71,280)	$274,808
2005	103,505	107,060	44,813	40,607	(64,859)	231,126
2004	83,111	113,032	30,266	31,978	(61,045)	197,342
Identifiable Assets[3]
2006	$836,705	$1,388,453	$326,518	$185,287	$179,715	$2,916,678
2005	738,023	1,258,166	321,742	189,369	474,440	2,981,740
2004	735,162	1,107,223	320,401	191,975	686,558	3,041,319
Depreciation, Depletion and Amortization[4]
2006	$55,074	$85,863	$11,942	$11,985	$—	$164,864
2005	56,281	83,737	11,994	11,062	—	163,074
2004	59,413	85,153	8,236	11,126	—	163,928
Capital Expenditures[4]
2006	$48,153	$63,290	$3,439	$8,397	$—	$123,279
2005	50,802	62,312	4,913	11,085	—	129,112
2004	50,686	59,410	3,279	6,425	—	119,800

[1]	Intersegment sales are recorded at a market-related transfer price.

[2]	Corporate 2006, 2005 and 2004 includes restructuring costs of $(1,912), $(4,617) and $(5,261) respectively, associated with the Consumer Packaging segment; $(23,655), $(16,020) and $(14,752), respectively, associated with the Tubes and Cores/Paper segment; $(77), $0 and $0, respectively, associated with the Packaging Services segment; $(453), $(600) and $(1,018), respectively, associated with All Other Sonoco; and a reversal of previously recorded restructuring charges of $127 in 2006 and $2,049 in 2004 related to Corporate. Interest expense and interest income are also shown under Corporate.

[3]	Identifiable assets are those assets used by each segment in its operations. Corporate assets consist primarily of cash and cash equivalents, investments in affiliates, headquarters facilities and prepaid expenses.

[4]	Depreciation, depletion and amortization, as well as capital expenditures that are incurred at Corporate, are allocated to the reportable segments and all other Sonoco.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
Geographic Regions
Sales to unaffiliated customers and long-lived assets by geographic region are as follows:

	2006	2005	2004

Sales to Unaffiliated Customers
United States	$2,343,046	$2,291,302	$2,102,229
Europe	576,096	552,506	453,482
Canada	369,563	340,532	315,978
All other	368,134	344,234	283,744

Total	$3,656,839	$3,528,574	$3,155,433

Long-lived Assets
United States	$1,217,462	$1,054,430	$1,090,187
Europe	353,841	342,601	277,088
Canada	165,796	165,243	164,550
All other	148,519	143,894	130,409

Total	$1,885,618	$1,706,168	$1,662,234

Sales are attributed to countries/regions based upon the plant location from which products are shipped. Long-lived assets are comprised of property, plant and equipment, goodwill, intangible assets and investment in affiliates (see Notes 6 and 7).
16. Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss, and the changes in accumulated comprehensive loss, net of tax as applicable, for the years ended December 31, 2006 and 2005:

				Accumulated
	Foreign Currency		Derivative	Other
	Translation	Defined Benefit	Financial	Comprehensive
	Adjustments	Plans	Instruments	Loss

Balance at December 31, 2004	$(46,989)	$(58,305)	$2,139	$(103,155)
Change during 2005	(12,844)	568	9,042	(3,234)

Balance at December 31, 2005	(59,833)	(57,737)	11,181	(106,389)
Change during 2006	37,203	(179,879)	(13,240)	(155,916)

Balance at December 31, 2006	$(22,630)	$(237,616)	$(2,059)	$(262,305)

The 2006 tax effect on the Defined Benefit Plans and Derivative Financial Instruments was $112,059 and $7,453, respectively. The 2005 tax effect on the Defined Benefit Plans and Derivative Financial Instruments was $(142) and $(5,078), respectively.
The cumulative tax benefit of the Defined Benefit Plans was $138,790 and $26,746 in 2006 and 2005, respectively. Additionally, the cumulative tax effect of Derivative Financial Instruments was $1,164 and $(6,289) in 2006 and 2005, respectively.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
17. New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (FAS 158). FAS 158 required the Company to recognize the funded status of each of its defined benefit plans as an asset or liability on the December 31, 2006 balance sheet, the impact of which is discussed in Note 11. Under FAS 158 any future changes in funded status that are not reflected in net income will be recognized in other comprehensive income. FAS 158 does not change how pensions and other postretirement benefits plans are accounted for and reported in the income statement. FAS 158 will require the Company to measure the funded status of its plans as of year end beginning with its December 31, 2008 balance sheet. Because the Company currently uses December 31 as the measurement date for most of its plans, including its major U.S.-based plans, this change will not have a material effect on the Company’s financial statements.
In October 2006, the Financial Accounting Standards Board issued FASB Staff Position FAS 123(R)-5, “Amendment of FASB Staff Position FAS 123(R)-1.” This FASB Staff Position (FSP) excludes from treatment as a modification a change to the terms of certain awards if that change is made solely to reflect an equity restructuring and certain other conditions are met. If an entity did not apply Statement 123(R) in a manner consistent with the provisions of this FSP, then that entity would be required to retrospectively apply the provisions in this FSP to prior periods when those periods’ financial statements are included for comparative purposes with current-period financial statements. The provisions of this FASB Staff Position are effective for the Company beginning in the first quarter of 2007. Because Sonoco has not made any changes to the terms of previously granted stock-based awards, its implementation will have no effect on the Company’s financial reporting.
In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation modified the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (FAS 109). Specifically, FIN 48 changes the application of FAS 109 by establishing criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides new rules for measurement, derecognition, classification, interest and penalties, accounting for income taxes in interim periods, as well as disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and the liability for uncertain tax positions. The Company currently expects the impact of this adjustment will be an increase in the liability for uncertain tax positions of between $2 million and $5 million. The Company does not believe there will be any impact to the Income Statement at the time of adoption.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
18. Selected Quarterly Financial Data
The following table sets forth selected quarterly financial data of the Company:

		First	Second	Third	Fourth
(Unaudited)		Quarter	Quarter	Quarter	Quarter

2006
Net sales		$818,769	$917,010	$931,522	$989,538
Gross profit		156,176	174,026	181,568	193,270
Net income[1]		45,144	49,342	61,091	39,504

Per common share
Net income	- basic	$.45	$.50	$.61	$.39
	- diluted	.44	.49	.60	.39
Cash dividends	- common	.23	.24	.24	.24
Market price	- high	34.75	34.75	34.75	38.71
	- low	28.76	29.45	30.30	33.10

2005
Net sales		$814,438	$878,170	$881,058	$954,908
Gross profit		148,316	160,744	163,392	188,499
Net income[2,3]		36,989	40,176	45,913	38,799

Per common share
Net income	- basic	$.37	$.40	$.46	$.39
	- diluted	.37	.40	.46	.38
Cash dividends	- common	.22	.23	.23	.23
Market price	- high	30.24	29.13	28.84	30.64
	- low	25.58	25.46	25.79	25.43

[1]	Includes restructuring charges of $2,355 ($1,473 after tax), $2,565 ($1,669 after tax), $1,064 ($713 after tax) and $19,987 ($17,473 after tax) in the first, second, third and fourth quarter, respectively. The first, second, third and fourth quarters also include income of $100, $121, $142 and $53 after tax, respectively, associated with the allocation of restructuring charges to the minority interest shareholder of Sonoco-Alcore and Sonoco For Plas do Brazil Ltda.

[2]	The fourth quarter of 2005 includes $10,074 for additional tax expense associated with the repatriation of $124,658 in foreign earnings under American Jobs Creation Act and a charge of $12,500 ($7,596 after tax) related to an increase in the environmental reserve at a Company subsidiary’s paper operations in Wisconsin.

[3]	Includes restructuring charges of $5,042 ($3,646 after tax), $9,143 ($6,126 after tax), $4,275 ($2,599 after tax) and $2,777 ($1,972 after tax) in the first, second, third and fourth quarter, respectively. The first, second, third and fourth quarters also include income of $528, $536, $140 and $56 after tax, respectively, associated with the allocation of restructuring charges to the minority interest shareholder of Sonoco-Alcore.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
19. Valuation and Qualifying Accounts

	Column A	Column B — Additions				Column C		Column D
		Charged to						Balance
	Balance at	Costs and		Charged to				at End
	Beginning of Year	Expenses		Other		Deductions		of Year
2006
Allowance for Doubtful Accounts	$8,325	$2,263		$1,169	[2]	$2,774	[1]	$8,983
LIFO Reserve	11,568	3,034	[3]					14,602
Valuation Allowance on Deferred Tax Assets	43,022	9,175		4,557	[6]			56,754
2005
Allowance for Doubtful Accounts	$8,286	$3,661	[2]	$(162)[2]		$3,460	[1]	$8,325
LIFO Reserve	10,701	867	[3]					11,568
Valuation Allowance on Deferred Tax Assets	43,192	5,001	[5]			5,171	[2,4]	43,022
2004
Allowance for Doubtful Accounts	$8,199	$4,186	[2]			$4,099	[1]	$8,286
LIFO Reserve	10,462	239	[3]					10,701
Valuation Allowance on Deferred Tax Assets	26,941	7,777	[4]	8,474	[2,4]			43,192

[1]	Includes amounts written off.

[2]	Includes translation adjustments and other insignificant adjustments.

[3]	Includes adjustments based on pricing and inventory levels.

[4]	Includes utilization and expiration of domestic capital loss carryforwards and increases from foreign net operating losses for which no tax benefit can be realized.

[5]	Includes utilization of domestic capital loss carryforwards and increases from foreign net operating losses for which no tax benefit can be realized.

[6]	Includes translation adjustments.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
On April 7, 2005, the Sonoco Savings Plan (the Plan) dismissed PricewaterhouseCoopers LLP (PWC) as the independent registered public accounting firm for the Plan. This change pertained only to the financial statements of the Plan and did not affect PWC’s engagement as the independent registered public accounting firm of Sonoco Products Company for its 2006 fiscal year. The reports of PWC on the financial statements of the Plan as of and for the years ended December 31, 2003 and 2002, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle. During the years ended December 31, 2003 and 2002, and through April 7, 2005, there were no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of PWC, would have caused PWC to make reference to the subject matter of the disagreement in connection with its reports on the Plan’s financial statements for such years. During the years ended December 31, 2003 and 2002, and through April 7, 2005, there were no “reportable events” with respect to the Plan as that term is defined in Item 304(a)(1)(v) of Regulation S-K.
On April 20, 2005, the Plan appointed McGladrey & Pullen, LLP (M&P) as the independent registered public accounting firm for the Plan for the year ended December 31, 2004. During the years ended December 31, 2003 and 2002 and through April 7, 2005, the Plan did not consult with M&P with respect to the Plan regarding any of the matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K. The change in the registered public accounting firm described above was approved by the Sonoco Benefits Committee, which has delegated authority to do so.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, as evidenced by their attestation report, which appears on pages F-1 and F-2 of this Annual Report on Form 10-K.
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

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
PART III
Item 10. Directors and Executive Officers of the Registrant
The information set forth in the Company’s definitive Proxy Statement for the annual meeting of shareholders to be held on April 18, 2007 (the Proxy Statement), under the captions “Election of Directors,” “Information Concerning Directors Whose Terms Continue and Director Who Has Chosen Not to Stand for Re-Election” and “Section 16(a) Beneficial Ownership Reporting Compliance” on pages 7 through 11 and page 26, is incorporated herein by reference. Information about executive officers of the Company is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant”.
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
Audit Committee Members — The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The audit committee is comprised of the following members: Thomas E. Whiddon, Chairman; James L. Coker; Pamela L. Davies; Caleb C. Fort; Edgar H. Lawton, III; James M. Micali and Marc D. Oken.
Audit Committee Financial Expert — The Company’s Board of Directors has determined that the Company has at least one “audit committee financial expert,” as that term is defined by Item 407(d)(5) of Regulation S-K promulgated by the Securities and Exchange Commission, serving on its audit committee. The Chairman of the audit committee, Thomas E. Whiddon, meets the terms of the definition and is independent based on the criteria in the New York Stock Exchange Listing Standards. Pursuant to the terms of Item 407(d)(5) of Regulation S-K, a person who is determined to be an “audit committee financial expert” will not be deemed an expert for any purpose as a result of being designated or identified as an “audit committee financial expert” pursuant to Item 407, and such designation or identification does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and Board of Directors in the absence of such designation or identification. Further, the designation or identification of a person as an “audit committee financial expert” pursuant to Item 407 does not affect the duties, obligations or liability of any other member of the audit committee or Board of Directors.
The Company’s Corporate Governance Guidelines, Audit Committee Charter, Corporate Governance and Nominating Committee Charter and Executive Compensation Committee Charter are available through the Company’s Web site, www.sonoco.com. This information is available in print to any shareholder who requests it.
Item 11. Executive Compensation
The information set forth in the Proxy Statement under the caption “Compensation Committee Interlocks and Insider Participation” on page 22, under the caption “Management Compensation” on pages 27 through 57, and under the caption “Director Compensation” on pages 57 through 60 is incorporated herein by reference. The information set forth in the Proxy Statement under the caption “Compensation Committee Report” on page 43 is also incorporated herein by reference, but pursuant to the Instructions to Item 407(e)(5) of Regulation S-K shall be deemed to be “furnished” and not “filed” and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of being so furnished.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners” on page 23, and under the caption “Security Ownership of Management” on pages 24 through 26 is incorporated herein by reference.
Equity Compensation Plan Information
The following table sets forth aggregated information about all of the Company’s compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance as of December 31, 2006:

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,124,603	$23.09	3,552,064
Equity compensation plans not approved by security holders	—	—	—
Total	8,124,603	$23.09	3,552,064
Item 13. Certain Relationships and Related Transactions
The information set forth in the Proxy Statement under the captions “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” on pages 22 and 23, and under the caption “Corporate Governance — Director Independence Policies” on pages 12 and 13 is incorporated herein by reference. Each member of the Audit, Corporate Governance and Nominating, and Executive Compensation Committees is independent as defined in the listing standards of the New York Stock Exchange.
Item 14. Principal Accounting Fees and Services
The information set forth in the Proxy Statement under the captions “Fees Relating to Services Provided by PWC for 2006” and “Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Auditors” on pages 61 and 62 is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements — The following financial statements are provided on pages F-1 through F-40 of this report:
•	Consolidated Balance Sheets as of December 31, 2006 and 2005

•	Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
2.	Financial Statement Schedules — All schedules are omitted because they are not required, are not applicable or the required information is given in the financial statements or Notes thereto.

3.	Exhibits

3-1	Articles of Incorporation, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 1999)

3-2	By-Laws, as amended (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2003)

4-1	Indenture, dated as of June 15, 1991, between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

4-2	First Supplemental Indenture, dated as of June 23, 2004, between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 2004)

4-3	Form of Note for 5.625% Notes due 2016 (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

10-1	1991 Sonoco Products Company Key Employee Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002)

10-2	Sonoco Products Company 1996 Non-employee Directors’ Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2003)

10-3	Sonoco Savings Plan (incorporated by reference to the Registrant’s Form S-8 filed October 28, 2002 (File No. 333-100799))

10-4	Deferred Compensation Plan for Corporate Officers of Sonoco Products Company (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002)

10-5	Omnibus Benefit Restoration Plan of Sonoco Products Company (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002)

10-6	Form of Executive Bonus Life Agreement between the Company and certain executive officers (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 26, 2004)

10-7	Form of Executive Bonus Life Agreement between the Company and Charles L. Sullivan, Jr. (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2004)

10-8	Adjustment to Supplemental Executive Retirement Plan for Charles L. Sullivan, Jr. (incorporated by reference to Registrant’s Form 8-K filed April 22, 2005)

10-9	Description of Long-term Restricted Stock Unit Grants (incorporated by reference to the Registrant’s Form 8-K filed February 7, 2005)

10-10	Amendment to terms of Restricted Stock Units granted to Harris E. DeLoach, Jr. (incorporated by reference to Registrant’s Form 8-K filed October 19, 2005)

10-11	Amendment to 2006 Director Compensation Program (incorporated by reference to Registrant’s Form 8-K filed October 19, 2005)

10-12	Description of Stock Appreciation Rights and Long-term Restricted Stock Units granted to executive officers of the Registrant on January 31, 2006 (incorporated by reference to Registrant’s Form 8-K filed February 3, 2006)

10-13	Amendment to Non-employee Directors’ Stock Plan (incorporated by reference to Registrant’s Form 8-K filed February 3, 2006)

10-14	Amended and Restated Credit Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ending June 25, 2006)

12	Statements regarding Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm with respect to Registrant’s Form 10-K

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

99	Proxy Statement, filed in conjunction with annual shareholders’ meeting scheduled for April 18, 2007 (to be filed within 120 days after December 31, 2006)

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of February 2007.

SONOCO PRODUCTS COMPANY
/s/ Harris E. DeLoach, Jr.
Harris E. DeLoach, Jr.
Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 28th day of February 2007.

/s/ C.J. Hupfer
C.J. Hupfer
Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ Barry L. Saunders
Barry L. Saunders
Staff Vice President and Corporate Controller (principal accounting officer)

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
SIGNATURES, Continued

/s/ H.E. DeLoach, Jr.	President, Chief Executive Officer and Director (Chairman)

H.E. DeLoach, Jr.

Director

C.J. Bradshaw

Director

F.L.H. Coker

/s/ J.L. Coker	Director

J.L. Coker

/s/ P.L. Davies	Director

P.L. Davies

/s/ C.C. Fort	Director

C.C. Fort

Director

B.L.M. Kasriel

/s/ E.H. Lawton, III	Director

E.H. Lawton, III

Director

J.E. Linville

/s/ J.M. Micali	Director

J.M. Micali

Director

J.H. Mullin, III

/s/ M.D. Oken	Director

M.D. Oken

/s/ T.E. Whiddon	Director

T.E. Whiddon

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
EXHIBIT INDEX

3-1	Articles of Incorporation, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 1999)

3-2	By-Laws, as amended (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2003)

4-1	Indenture, dated as of June 15, 1991, between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

4-2	First Supplemental Indenture, dated as of June 23, 2004, between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 2004)

4-3	Form of Note for 5.625% Notes due 2016 (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

10-1	1991 Sonoco Products Company Key Employee Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002)

10-2	Sonoco Products Company 1996 Non-employee Directors’ Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2003)

10-3	Sonoco Savings Plan (incorporated by reference to the Registrant’s Form S-8 filed October 28, 2002 (File No. 333-100799))

10-4	Deferred Compensation Plan for Corporate Officers of Sonoco Products Company (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002)

10-5	Omnibus Benefit Restoration Plan of Sonoco Products Company (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002)

10-6	Form of Executive Bonus Life Agreement between the Company and certain executive officers (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 26, 2004)

10-7	Form of Executive Bonus Life Agreement between the Company and Charles L. Sullivan, Jr. (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2004)

10-8	Adjustment to Supplemental Executive Retirement Plan for Charles L. Sullivan, Jr. (incorporated by reference to Registrant’s Form 8-K filed April 22, 2005)

10-9	Description of Long-term Restricted Stock Unit Grants (incorporated by reference to the Registrant’s Form 8-K filed February 7, 2005)

10-10	Amendment to terms of Restricted Stock Units granted to Harris E. DeLoach, Jr. (incorporated by reference to Registrant’s Form 8-K filed October 19, 2005)

10-11	Amendment to 2006 Director Compensation Program (incorporated by reference to Registrant’s Form 8-K filed October 19, 2005)

10-12	Description of Stock Appreciation Rights and Long-term Restricted Stock Units granted to executive officers of the Registrant on January 31, 2006 (incorporated by reference to Registrant’s Form 8-K filed February 3, 2006)

10-13	Amendment to Non-employee Directors’ Stock Plan (incorporated by reference to Registrant’s Form 8-K filed February 3, 2006)

10-14	Amended and Restated Credit Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ending June 25, 2006)

12	Statements regarding Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm with respect to Registrant’s Form 10-K

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

99	Proxy Statement, filed in conjunction with annual shareholders’ meeting scheduled for April 18, 2007 (to be filed within 120 days after December 31, 2006)