Form 10-Q
period 2007-04-01
SONOCO PRODUCTS CO
filed 2007-05-01
CIK 91767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at April 27, 2007:
Common stock, no par value: 100,003,445

SONOCO PRODUCTS COMPANY
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets – April 1, 2007 (unaudited) and December 31, 2006 (unaudited)
Condensed Consolidated Statements of Income – Three Months Ended April 1, 2007 (unaudited) and March 26, 2006 (unaudited)
Condensed Consolidated Statements of Cash Flow – Three Months Ended April 1, 2007 (unaudited) and March 26, 2006 (unaudited)
Notes to Condensed Consolidated Financial Statements
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
Item 6. Exhibits.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	April 1,	December 31,
	2007	2006*
Assets
Current Assets
Cash and cash equivalents	$82,337	$86,498
Trade accounts receivable, net of allowances	491,999	459,022
Other receivables	32,344	33,287
Inventories:
Finished and in process	131,493	126,067
Materials and supplies	181,951	177,781
Prepaid expenses and other	62,153	60,143

	982,277	942,798
Property, Plant and Equipment, Net	1,019,702	1,019,594
Goodwill	668,784	667,288
Other Intangible Assets, Net	93,651	95,885
Other Assets	202,485	191,113

Total Assets	$2,966,899	$2,916,678

Liabilities and Shareholders’ Equity
Current Liabilities
Payable to suppliers	$353,715	$357,856
Accrued expenses and other	225,677	243,387
Notes payable and current portion of long-term debt	49,228	51,903
Accrued taxes	13,680	6,678

	642,300	659,824
Long-Term Debt, Net of Current Portion	754,779	712,089
Pension and Other Postretirement Benefits	214,577	209,363
Deferred Income Taxes and Other	132,429	116,334
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value Authorized 300,000 shares 99,593 and 100,550 shares were issued and outstanding at April 1, 2007 and December 31, 2006, respectively	7,175	7,175
Capital in excess of stated value	392,572	430,002
Accumulated other comprehensive loss	(244,610)	(262,305)
Retained earnings	1,067,677	1,044,196

Total Shareholders’ Equity	1,222,814	1,219,068

Total Liabilities and Shareholders’ Equity	$2,966,899	$2,916,678

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended
	April 1,	March 26,
	2007	2006
Net sales	$955,679	$818,769
Cost of sales	770,514	662,593
Selling, general and administrative expenses	89,686	81,337
Restructuring charges (see Note 3)	6,806	2,355

Income before interest and income taxes	88,673	72,484
Interest expense	14,124	12,118
Interest income	(2,636)	(1,265)

Income before income taxes	77,185	61,631
Provision for income taxes	26,549	19,236

Income before equity in earnings of affiliates/minority interest in subsidiaries	50,636	42,395
Equity in earnings of affiliates/minority interest in subsidiaries, net of tax	2,468	2,749

Net income	$53,104	$45,144

Weighted average common shares outstanding:
Basic	100,714	100,424

Diluted	102,293	101,929

Per common share:
Net income:
Basic	$0.53	$0.45

Diluted	$0.52	$0.44

Cash dividends	$0.24	$0.23

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended
	April 1,	March 26,
	2007	2006*
Cash Flows from Operating Activities:
Net income	$53,104	$45,144
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	381	2
Depreciation, depletion and amortization	42,722	38,163
Non-cash share-based compensation expense	3,823	3,133
Equity in earnings of affiliates/minority interest in subsidiaries	(2,468)	(2,749)
Loss on disposition of assets	512	125
Tax effect of nonqualified stock options	2,175	4,692
Excess tax benefit of share-based compensation	(2,175)	(4,692)
Deferred taxes	1,738	(2,697)
Cash dividend from affiliated companies	452	—
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Receivables	(29,894)	(14,987)
Inventories	(7,809)	66
Prepaid expenses	(4,276)	1,600
Payables and taxes	4,772	(2,433)
Benefit plan contributions	(4,035)	(2,174)
Other assets and liabilities	(1,066)	5,804

Net cash provided by operating activities	57,956	68,997

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(36,919)	(27,818)
Cost of acquisitions, exclusive of cash acquired	—	(34,942)
Proceeds from the sale of assets	726	14,806

Net cash used in investing activities	(36,193)	(47,954)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	15,240	7,359
Principal repayment of debt	(18,978)	(8,630)
Net increase in commercial paper borrowings	43,000	30,000
Net increase in bank overdrafts	30	18,348
Excess tax benefit of share-based compensation	2,175	4,692
Cash dividends — common	(24,036)	(23,124)
Repurchase of common shares	(56,730)	(70,234)
Common shares issued	13,595	27,058

Net cash used in financing activities	(25,704)	(14,531)

Effects of Exchange Rate Changes on Cash	(220)	17

Net (Decrease) Increase in Cash and Cash Equivalents	(4,161)	6,529
Cash and cash equivalents at beginning of period	86,498	59,608

Cash and cash equivalents at end of period	$82,337	$66,137

*	Prior year’s data have been reclassified to conform to the current year’s presentation.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Note 1: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three months ended April 1, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
With respect to the unaudited condensed consolidated financial information of the Company for the three month periods ended April 1, 2007 and March 26, 2006 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 1, 2007 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.
Note 2: Shareholders’ Equity
Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	April 1, 2007	March 26, 2006
Numerator:
Net income	$53,104	$45,144

Denominator:
Weighted average common shares outstanding	100,714,000	100,424,000
Dilutive effect of stock-based compensation	1,579,000	1,505,000

Dilutive shares outstanding	102,293,000	101,929,000

Reported net income per common share:
Basic	$0.53	$0.45

Diluted	$0.52	$0.44

Stock options to purchase approximately 615,375 and 1,823,189 shares at April 1, 2007 and March 26, 2006, respectively, were not dilutive and, therefore, are excluded from the computations of diluted income per common share amounts. No adjustments were made to reported net income in the computations of earnings per share.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Stock Repurchases
On April 19, 2006, the Company’s Board of Directors rescinded all previously approved stock repurchase programs in conjunction with its approval of a new program, which authorizes the repurchase of up to 5,000,000 shares of the Company’s common stock. On February 7, 2007, in anticipation of a planned repurchase, the Board of Directors approved the reinstatement of the first 1,500,000 shares repurchased in 2007 to the total share authorization. During the three months ended April 1, 2007, the Company repurchased 1,500,000 shares of Sonoco common stock for $56,730. At April 1, 2007, 5,000,000 shares remained authorized for future repurchase under the Company’s repurchase program.
Note 3: Restructuring Programs
The Company approved a restructuring plan in October 2006 (the 2006 Plan), and another in August 2003 (the 2003 Plan). During the three months ended April 1, 2007, and March 26, 2006, the Company recognized restructuring charges, net of adjustments, totaling $6,806 ($4,773 after tax) and $2,355 ($1,475 after tax), respectively under these two plans. Restructuring charges are included in “Restructuring charges” in the Condensed Consolidated Statements of Income, except for restructuring charges applicable to equity method investments, which are included in “Equity in earnings of affiliates/minority interest in subsidiaries, net of tax.” Additional disclosure concerning each plan is provided below.
The 2006 Plan
The 2006 Plan calls for the closure of approximately 12 plant locations and the reduction of approximately 540 positions worldwide. The majority of the restructuring program is focused on international operations, principally centered around Europe, in order to make those operations more cost effective. These measures began in the fourth quarter of 2006 and are expected to be substantially complete by the end of 2007.
The total pre-tax cost of the 2006 Plan is estimated to be approximately $35,000, most of which is related to severance and other termination costs. Accordingly, the vast majority of the total restructuring cost will result in the expenditure of cash. As of April 1, 2007, the Company had incurred total charges of $23,917 associated with these activities. The following table provides additional details of the cumulative charges recognized through April 1, 2007:

	Severance	Asset
	and	Impairment/	Other
	Termination	Disposal	Exit
	Benefits	of Assets	Costs	Total
Tubes and Cores/Paper Segment	$9,422	$4,675	$2,534	$16,631
Consumer Packaging Segment	4,508	532	601	5,641
Packaging Services Segment	298	—	—	298
All Other Sonoco	754	261	332	1,347

Cumulative Restructuring Charges, net of adjustments	$14,982	$5,468	$3,467	$23,917

The Company expects to recognize an additional cost of approximately $11,000 pretax in the future associated with the 2006 Plan. These charges are expected to consist primarily of severance and termination benefits. Of these future costs, it is estimated that $8,200 will impact the Tubes and Cores/Paper segment, $2,300 will impact the Consumer Packaging segment, $400 will impact the Packaging Services segment, and $100 will impact All Other Sonoco.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
During the three months ended April 1, 2007, the Company recognized restructuring charges associated with the 2006 Plan of $6,419, net of adjustments. The following table provides additional details of these net charges:

	Severance	Asset
	and	Impairment/	Other
	Termination	Disposal	Exit
	Benefits	of Assets	Costs	Total
Tubes and Cores/Paper Segment	$957	$55	$404	$1,416
Consumer Packaging Segment	3,451	222	446	4,119
Packaging Services Segment	221	—	—	221
All Other Sonoco	379	—	284	663

Total	$5,008	$277	$1,134	$6,419

The net charges for the three months ended April 1, 2007 relate primarily to the announced closures of the following: a rigid packaging plant in Germany, rigid packaging production lines in the United Kingdom, a paper mill in France, a tube and core plant in Canada, a flexible packaging plant in Canada, and a molded plastics plant in the United States.
During the three months ended April 1, 2007, the Company also recorded noncash income in the amount of $10 after tax in order to reflect a minority interest holder’s portion of restructuring costs that were charged to expense.
The following table sets forth the activity in the 2006 Plan restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

	Severance	Asset
	and	Impairment/	Other
	Termination	Disposal	Exit
	Benefits	of Assets	Costs	Total
Liability, December 31, 2006	$8,264	$—	$1,685	$9,949
New charges	5,098	277	1,134	6,509
Cash payments	(5,598)	—	(1,214)	(6,812)
Asset impairment (noncash)	—	(277)	—	(277)
Foreign currency translation	52	—	13	65
Adjustments	(90)	—	—	(90)

Liability, April 1, 2007	$7,726	$—	$1,618	$9,344

During the three months ended April 1, 2007, the Company recognized pre-tax asset impairment charges totaling $277. Most of this cost was associated with the closure of a production line at a Consumer Packaging segment facility in the United Kingdom.
Other exit costs consist primarily of building lease termination charges and other miscellaneous exit costs.
The Company expects to pay the majority of the remaining 2006 Plan restructuring costs, with the exception of ongoing pension subsidies and certain building lease termination expenses, by the end of 2007, using cash generated from operations.
The 2003 Plan
In August 2003, the Company announced general plans to reduce its overall cost structure by $54,000 pretax by realigning and centralizing a number of staff functions and eliminating excess plant capacity. Pursuant to these plans, the Company has initiated or completed 22 plant closings and has reduced its workforce by approximately 1,120 employees. As of April 1, 2007, the Company had incurred cumulative charges, net of

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
adjustments, of approximately $103,395 pretax associated with these activities. The following table provides additional details of these net charges:

	Severance	Asset
	and	Impairment/	Other
	Termination	Disposal	Exit
	Benefits	of Assets	Costs	Total
Tubes and Cores/Paper Segment	$36,873	$18,074	$18,026	$72,973
Consumer Packaging Segment	11,195	5,084	5,186	21,465
Packaging Services Segment	333	—	—	333
All Other Sonoco	2,999	326	92	3,417
Corporate	5,094	—	113	5,207

Cumulative Restructuring Charges, net of adjustments	$56,494	$23,484	$23,417	$103,395

The Company expects to recognize an additional cost of approximately $300 pretax in the future associated with the 2003 Plan. These costs are expected to be comprised of other exit costs within the Tubes and Cores/Paper segment.
During the three months ended April 1, 2007, the Company recognized restructuring charges associated with the 2003 Plan of $387, net of adjustments. The following table provides additional details of these net charges:

	Severance	Asset
	and	Impairment/	Other
	Termination	Disposal	Exit
	Benefits	of Assets	Costs	Total
Tubes and Cores/Paper Segment	$(61)	$—	$448	$387

Total	$(61)	$—	$448	$387

The net charges for the three months ended April 1, 2007 relate primarily to the closure of a tube and core plant and a paper mill in the United States.
During the three months ended March 26, 2006, the Company recognized restructuring charges associated with the 2003 Plan of $2,355, net of adjustments. The following table provides additional details of these net charges:

	Severance	Asset
	and	Impairment/	Other
	Termination	Disposal	Exit
	Benefits	of Assets	Costs	Total
Tubes and Cores/Paper Segment	$675	$2	$1,029	$1,706
Consumer Packaging Segment	631	—	18	649

Total	$1,306	$2	$1,047	$2,355

The net charges for the three months ended March 26, 2006 relate primarily to the closure of two tube and core plants and one flexible packaging plant in the United States.
During the three months ended March 26, 2006, the Company also recorded noncash income in the amount of $100 after tax in order to reflect a minority interest holder’s portion of restructuring costs that were charged to expense.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The following table sets forth the activity in the 2003 Plan restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

	Severance	Asset
	and	Impairment/	Other
	Termination	Disposal	Exit
	Benefits	of Assets	Costs	Total
Liability, December 31, 2006	$567	$—	$4,112	$4,679
New charges	—	—	445	445
Cash payments	(65)	—	(640)	(705)
Asset impairment (noncash)	—	—	—	—
Foreign currency translation	3	—	11	14
Adjustments and disposal of assets	(61)	—	3	(58)

Liability, April 1, 2007	$444	$—	$3,931	$4,375

Other exit costs consist primarily of building lease termination charges and other miscellaneous exit costs.
The Company expects to pay the majority of the remaining 2003 Plan restructuring costs, with the exception of ongoing pension subsidies and certain building lease termination expenses, by the end of 2007, using cash generated from operations.
Note 4: Comprehensive Income
The following table reconciles net income to comprehensive income:

	Three Months Ended
	April 1, 2007	March 26, 2006
Net income	$53,104	$45,144
Other comprehensive income:
Foreign currency translation adjustments	10,944	5,825
Changes in defined benefit plans	2,430	—
Changes in derivative financial instruments	4,321	(4,551)

Comprehensive income	$70,799	$46,418

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable, for the three months ended April 1, 2007:

	Foreign			Accumulated
	Currency	Defined	Derivative	Other
	Translation	Benefit	Financial	Comprehensive
	Adjustments	Plans	Instruments	Loss

Balance at December 31, 2006	$(22,630)	$(237,616)	$(2,059)	$(262,305)
Year-to-date change	10,944	2,430	4,321	17,695

Balance at April 1, 2007	$(11,686)	$(235,186)	$2,262	$(244,610)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
At April 1, 2007, the Company had commodity swaps outstanding to fix the costs of a portion of raw materials and energy. These swaps, which have maturities ranging from December 2007 to June 2010, qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133 ‘Accounting for Derivative Instruments and Hedging Activities.’ The fair market value of these commodity swaps was a favorable position of $3,536 ($2,262 after tax) at April 1, 2007, and an unfavorable position of $3,223 ($2,059 after tax) at December 31, 2006.
The cumulative tax benefit of the Defined Benefit Plans was $136,765 at April 1, 2007, and $138,790 at December 31, 2006. Additionally, the deferred tax (liability) benefit of Derivative Financial Instruments was $(1,274) and $1,164 at April 1, 2007 and December 31, 2006, respectively. The tax effect on Derivative Financial Instruments for the three months ended April 1, 2007 was $(2,438).
Note 5: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill for the quarter ended April 1, 2007 is as follows:

	Tubes and
	Cores	Consumer	Packaging
	/Paper	Packaging	Services	All Other
	Segment	Segment	Segment	Sonoco	Total

Balance as of December 31, 2006	$225,957	$224,657	$150,973	$65,701	$667,288
Adjustments	89	(787)	1	(19)	(716)
Foreign currency translation	1,535	618	4	55	2,212

Balance as of April 1, 2007	$227,581	$224,488	$150,978	$65,737	$668,784

Adjustments to goodwill consist primarily of changes to deferred tax valuation allowances acquired in connection with acquisitions made in prior years.
Other Intangible Assets
A summary of other intangible assets as of April 1, 2007 and December 31, 2006 is as follows:

	April 1, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Patents	$3,360	$3,258	$3,360	$3,255
Customer lists	109,527	23,429	108,741	20,651
Land use rights	6,920	2,850	6,855	2,797
Supply agreements	1,000	575	1,000	550
Other	8,162	5,206	8,302	5,120

Total	$128,969	$35,318	$128,258	$32,373

Other intangible assets are amortized, usually on a straight-line basis, over their respective useful lives, which generally range from three to fifteen years. Aggregate amortization expense on other intangible assets was $2,552 and $1,805 for the three months ended April 1, 2007 and March 26, 2006, respectively. Amortization expense on other intangible assets is expected to approximate $9,473 in 2007, $9,093 in 2008, $8,180 in 2009, $7,754 in 2010 and $7,692 in 2011.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Note 6: Dividend Declarations
On February 7, 2007, the Board of Directors declared a regular quarterly dividend of $0.24 per share. This dividend was paid March 9, 2007 to all shareholders of record as of February 23, 2007.
On April 18, 2007, the Board of Directors declared a regular quarterly dividend of $0.26 per share. This dividend is payable June 8, 2007 to all shareholders of record as of May 18, 2007.
Note 7: Employee Benefit Plans
The Company provides non-contributory defined benefit pension plans for a majority of its employees in the United States and certain of its employees in Mexico and Belgium. Effective December 31, 2003, the Company froze participation for newly hired salaried and non-union hourly U.S. employees in its traditional defined benefit plan. The Company adopted a defined contribution plan, the Sonoco Investment and Retirement Plan (SIRP), covering its non-union U.S. employees hired on or after January 1, 2004. The Company also sponsors contributory pension plans covering the majority of its employees in the United Kingdom, Canada, and the Netherlands, as well as postretirement healthcare and life insurance benefits to the majority of its retirees and their eligible dependents in the United States and Canada.
The components of net periodic benefit cost include the following:

	Three Months Ended
	April 1, 2007	March 26, 2006
Retirement Plans
Service cost	$7,207	$7,439
Interest cost	17,324	15,973
Expected return on plan assets	(21,892)	(20,086)
Amortization of net transition obligation	58	150
Amortization of prior service cost	482	403
Amortization of net actuarial loss	5,252	6,970

Net periodic benefit cost	$8,431	$10,849

Retiree Health and Life Insurance Plans
Service cost	$612	$626
Interest cost	1,234	1,365
Expected return on plan assets	(521)	(568)
Amortization of prior service cost	(2,426)	(2,258)
Amortization of net actuarial loss	1,143	1,534

Net periodic benefit cost	$42	$699

During the three months ended April 1, 2007, the Company made contributions of $3,061 to its retirement and retiree health and life insurance plans. The Company anticipates that it will make additional contributions of approximately $8,000 in 2007. The Company also contributed $1,244 to the SIRP during this same three-month period. No additional contributions are expected during the remainder of 2007.
Note 8: Income Taxes
The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. The cumulative effect of the adoption is an increase in the liability for unrecognized tax benefits of approximately $5,600, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The Company’s total liability for uncertain tax positions was approximately $58,500 at April 1, 2007. Of this balance, approximately $45,700 of tax positions would have an impact on the effective tax rate if ultimately recognized.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, or non-U.S., income tax examinations by tax authorities for years before 2003. With respect to state and local income taxes, the company is no longer subject to examination prior to 2002, with few exceptions.
The Company continues to recognize interest and/or penalties related to income taxes as part of income tax expense. During the quarters ending April 1, 2007 and March 26, 2006 the company recognized approximately $200 and $300 in interest and/or penalties, respectively. The Company had approximately $3,200 and $3,600 accrued for the payment of interest and/or penalties at April 1, 2007 and March 26, 2006, respectively.
Note 9: New Accounting Pronouncements
In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This Statement permits companies to elect to measure eligible items at fair value. At each reporting date subsequent to adoption, unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings (or another performance indicator if the business entity does not report earnings). This Statement is effective for Sonoco as of January 1, 2008. Early adoption is permitted. The adoption of FAS 159 is not expected to have a material impact on the Company’s financial statements.
In March 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) in issue 6-10, “Accounting for the Deferred Compensation and Post Retirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” Under this consensus, the EITF concluded that an employer should recognize a liability for the postretirement benefit, if any, related to a collateral assignment split-dollar life insurance arrangement and should recognize and measure the asset under a collateral assignment arrangement based on the substance of the arrangement. The consensus is effective for fiscal years beginning after December 15, 2007. The Company is still in the process of evaluating the effects of EITF Issue 6-10, but its application is not expected to have a material impact on the Company’s financial position or results of operations.
No other accounting pronouncement issued or effective during the current year-to-date period has had, or is expected to have, a material impact on the Company’s consolidated financial statements.
Note 10: Financial Segment Information
Sonoco reports its results in three segments, Consumer Packaging, Tubes and Cores/Paper and Packaging Services. The remaining operations are reported as All Other Sonoco.
The Consumer Packaging segment includes the following products: round and shaped rigid packaging (both composite and plastic); printed flexible packaging; and metal and plastic ends and closures.
The Tubes and Cores/Paper segment includes the following products: high-performance paper and composite paperboard tubes and cores; fiber-based construction tubes and forms; and recycled paperboard, linerboard, recovered paper and other recycled materials.
The Packaging Services segment provides the following products and services: designing, manufacturing, assembling, packing and distributing temporary, semi-permanent and permanent point-of-purchase displays; brand artwork management; and supply chain management services including contract packing, fulfillment and scalable service centers.
All Other Sonoco represents the Company’s businesses that do not meet the aggregation criteria outlined in Statement of Financial Accounting Standards No. 131, ‘Disclosures about Segments of an Enterprise and

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Related Information,’ and therefore cannot be combined with other operating segments into a reportable segment. All Other Sonoco includes the following products: wooden, metal and composite wire and cable packaging reels; molded and extruded plastics; custom-designed protective packaging; and paper amenities such as coasters and glass covers.
The following table sets forth net sales, intersegment sales and operating profit for the Company’s three reportable segments and All Other Sonoco. Operating profit at the segment level is defined as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income, adjusted for restructuring charges, which are not allocated to the reporting segments.
FINANCIAL SEGMENT INFORMATION

	Three Months Ended
	April 1, 2007	March 26, 2006
Net Sales:
Consumer Packaging	$333,205	$298,301
Tubes and Cores/Paper	405,575	338,488
Packaging Services	123,763	96,667
All Other Sonoco	93,136	85,313

Consolidated	$955,679	$818,769

Intersegment Sales:
Consumer Packaging	$745	$1,125
Tubes and Cores/Paper	22,315	20,966
Packaging Services	149	2
All Other Sonoco	10,357	9,154

Consolidated	$33,566	$31,247

Income before income taxes:
Consumer Packaging – Operating Profit	$29,569	$25,824
Tubes and Cores/Paper – Operating Profit	40,743	27,518
Packaging Services – Operating Profit	11,485	9,128
All Other Sonoco – Operating Profit	13,682	12,369
Restructuring charges	(6,806)	(2,355)
Interest, net	(11,488)	(10,853)

Consolidated	$77,185	$61,631

Note 11: Commitments and Contingencies
The Company is a party to various legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings. Some of these exposures have the potential to be material. Information with respect to these and other exposures appears in Part I – Item 3 – “Legal Proceedings” and Part II – Item 8 – “Financial Statements and Supplementary Data” (Note 13 — “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and in Part II – Item 1 of this report. The Company cannot currently estimate the final outcome of many of the items described or the ultimate amount of potential losses.
Pursuant to Statement of Financial Accounting Standards No. 5, ‘Accounting for Contingencies,’ accruals for estimated losses are recorded at the time information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Amounts so accrued are not discounted. While the ultimate liabilities relating to claims and proceedings may be significant to profitability in the period recognized, it is

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
management’s opinion that such liabilities, when finally determined, will not have an adverse material effect on Sonoco’s consolidated financial position or liquidity.
Environmental Matters
During the fourth quarter of 2005, the United States Environmental Protection Agency (EPA) notified U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, that U.S. Mills and NCR Corporation (NCR), an unrelated party, would be jointly held responsible to undertake a program to remove and dispose of certain PCB-contaminated sediments at a particular site on the lower Fox River in Wisconsin. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation, which the Company currently estimates to be between $24,000 and $26,000 for the project as a whole. The actual costs associated with cleanup of this particular site are dependent upon many factors and it is reasonably possible that remediation costs could be higher than the current estimate of project costs. The Company acquired U.S. Mills in 2001, and the alleged contamination predates the acquisition.
In February 2007, the EPA and Wisconsin Department of Natural Resources issued a general notice of potential liability under CERCLA and a request to participate in remedial action implementation negotiations relating to a stretch of lower Fox River, including the bay at Green Bay, (Operating Units 2-5) to eight potentially responsible parties, including U.S. Mills. Operating Units 2-5 comprise a vastly larger area than the site referred to above. Although it has not accepted any liability, U.S. Mills is reviewing this information and discussing possible remediation scenarios, and the allocation of responsibility therefor, with other potentially responsible parties. On April 9, 2007, U.S. Mills, in conjunction with other potentially responsible parties, presented to the EPA and the Wisconsin Department of Natural Resources a proposed schedule to mediate the allocation issues among eight potentially responsible parties, including U.S. Mills, by July 31, 2007. Mediation is scheduled to begin in the very near term. While the total estimated cost of the expected remediation effort is substantial, U.S. Mills cannot currently estimate the amount of its liability, if any; accordingly, no additional reserve for potential remediation costs has been recognized. Although U.S. Mills’ ultimate share of the liability could conceivably exceed its net worth, Sonoco Products Company believes the maximum exposure to Sonoco’s consolidated financial position is limited to the equity position of U.S. Mills which was approximately $90,000 as of April 1, 2007, excluding any tax benefits that may reduce the net charge.
The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time.
As of April 1, 2007, and December 31, 2006, the Company had accrued $15,078 and $15,316, respectively, related to environmental contingencies. These accruals include $11,582 and $11,661 for U.S. Mills at April 1, 2007 and December 31, 2006, respectively. Some, or all, of any costs ultimately incurred may be covered by insurance, or be subject to recoupment from other parties. There can be no assurance that such claims for recovery would be successful and no amounts have been recognized in the financial statements of the Company for such potential recovery or recoupment.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Directors of Sonoco Products Company:
We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of April 1, 2007, and the related condensed consolidated statements of income and cash flows for the three-month periods ended April 1, 2007 and March 26, 2006. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006; and in our report dated February 28, 2007, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/PricewaterhouseCoopers LLP
Charlotte, North Carolina
May 1, 2007

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

SONOCO PRODUCTS COMPANY
COMPANY OVERVIEW
Sonoco is a leading manufacturer of industrial and consumer packaging products and provider of packaging services, with 324 locations in 35 countries.
Sonoco competes in multiple product categories with the majority of its operations organized and reported in three segments: Consumer Packaging, Tubes and Cores/Paper and Packaging Services. Various other operations are reported as “All Other Sonoco.” Each of the Company’s operating units has its own sales staff and maintains direct sales relationships with its customers. Some of the units have service staff at the manufacturing facilities that interact directly with customers. Divisional sales personnel also provide sales management, marketing and product development assistance as needed.
First Quarter 2007 Compared with First Quarter 2006
RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended April 1, 2007 versus the three months ended March 26, 2006.
OVERVIEW
Net income for the first quarter of 2007 was $53.1 million, up 18 percent compared to $45.1 million for the same period in 2006. Results for the first quarter included after-tax restructuring charges of $4.8 million related to previously announced cost-reduction measures. Prior year results included $1.4 million of after-tax restructuring charges. Last year’s quarter also included favorable state income tax adjustments that increased earnings by $3.1 million. Results for the first quarter of 2007 were favorably impacted by the fact that as a result of the Company’s accounting calendar, the first quarter of 2007 included 91 days, six more days than the same period in 2006. In addition, first quarter 2007 earnings were favorably impacted by a $5.5 million ($3.6 million after-tax) recovery of certain benefit costs from a third party and higher operating margins on improved productivity and purchasing. Current quarter gross profit margin improved to 19.4%, compared with 19.1% in 2006. Most of the material and other cost increases experienced during the quarter were offset by higher average selling prices.
OPERATING REVENUE
Net sales for the first quarter of 2007 were $956 million, compared to $819 million for the first quarter of 2006, an increase of $137 million.
The components of the sales change were:

($ in millions)

Volume	$74
Acquisitions/Divestitures	32
Selling Prices	19
Currency Exchange Rates	12

Total Sales Increase	$137

Selling prices throughout the Company were higher than in first quarter 2006, reflecting price increases implemented over the past year to offset the impact of higher costs of labor, energy, freight and materials. Excluding service center revenue, which was on a pass-through basis, and the impact of additional days in the quarter, company-wide volume was up slightly from first quarter 2006 levels. Domestic sales were $599 million, up 12.3% from year ago levels. International sales were $357 million, up 24.7% over first quarter 2006, driven by the increase in days in the quarter, the impact of acquisitions, and currency translation. The late 2006 acquisitions of Clear Pack Company and the remaining 75% interest in Demolli Industria Cartaria S.p.A. accounted for the majority of the impact of acquisitions on net sales.

SONOCO PRODUCTS COMPANY
COSTS AND EXPENSES
The market price for old corrugated containers (OCC), one of the Company’s largest cost components, increased significantly during the quarter and is expected to remain elevated and unpredictable for the near future. The Company expects that managing price swings in OCC will likely be one of its greatest challenges over the next few quarters. Selling prices increased sufficiently on a year-over-year basis to allow the Company to maintain a positive overall price/cost relationship, despite sharply higher costs for OCC and continued price pressure from other raw materials. Manufacturing productivity improvements and attention to cost management more than offset the negative impact of an unfavorable change in the mix of products and services sold in the first quarter of 2007. In addition, first quarter costs were reduced by a one-time $5.5 million recovery of certain benefit costs from a third party. Charges in connection with previously announced restructuring actions totaled $6.8 million and $2.4 million for the first quarters of 2007 and 2006, respectively. Restructuring charges are not allocated to the operating segments.
Net interest expense for the first quarter of 2007 increased to $11.5 million, compared with $10.9 million during the same period of 2006, due to higher interest rates and the additional days in 2007’s first quarter, partially offset by lower debt levels.
The effective tax rate was 34.4% compared with 31.2% for the first quarter of 2006. The year-over-year increase was due primarily to a favorable adjustment, totaling approximately $3 million, to certain state taxes recorded in the first quarter of 2006.
REPORTABLE SEGMENTS
The following table recaps net sales for the first quarters of 2007 and 2006:

	Three Months Ended
	April 1,	March 26,
	2007	2006
Net Sales:
Consumer Packaging	$333,205	$298,301
Tubes and Cores/ Paper	405,575	338,488
Packaging Services	123,763	96,667
All Other Sonoco	93,136	85,313

Consolidated	$955,679	$818,769

Consolidated operating profits, also referred to as “Income before income taxes” on the Consolidated Statements of Income, are comprised of the following:

	Three Months Ended
	April 1, 2007	March 26, 2006
Income before income taxes:
Operating Profit Consumer Packaging	$29,569	$25,824
Tubes and Cores/ Paper	40,743	27,518
Packaging Services	11,485	9,128
All Other Sonoco	13,682	12,369
Restructuring Charges	(6,806)	(2,355)
Interest, net	(11,488)	(10,853)

Consolidated	$77,185	$61,631

Segment results viewed by Company management to evaluate segment performance do not include restructuring and net interest charges. Accordingly, the term “segment operating profit” is defined as the segment’s portion of “Income before income taxes” excluding restructuring charges and net interest expense. General corporate expenses, with the exception of restructuring charges, interest, and income taxes, have been allocated as operating costs to each of the Company’s reportable segments and All Other Sonoco.

SONOCO PRODUCTS COMPANY
Consumer Packaging
Sonoco’s Consumer Packaging segment includes the following products: round and shaped rigid packaging (both composite and plastic); printed flexible packaging; and metal and plastic ends and closures.
Sales in the Consumer Packaging segment increased approximately $35 million, or 12%, from last year’s first quarter. In addition to the impact of six more days in 2007’s first quarter, total sales in the segment increased year-over-year due to sales from acquired businesses of $15 million, higher selling prices and favorable foreign currency rates. Volume, excluding the impact of the change in days and acquisitions, declined slightly as improvements in international rigid paper packaging (RPP) operations were more than offset by domestic volume declines in RPP and metal ends and closures.
The increase in Consumer Packaging operating profit was primarily due to the additional days in the quarter, savings from productivity and purchasing initiatives and the allocation of a portion of the previously mentioned recovery of certain benefit costs. Price increases were essentially offset by higher material, labor, energy and freight costs.
Tubes and Cores/Paper
The Tubes and Cores/Paper segment includes the following products: high-performance paper and composite paperboard tubes and cores; fiber-based construction tubes and forms; and recycled paperboard, linerboard, recovered paper and other recycled materials.
Sales in the Tubes and Cores/Paper segment increased approximately $67 million, or 20%, from 2006 levels. The first quarter sales increase included additional revenue from acquired businesses of $16 million and the benefits of higher selling prices, particularly in recovered paper, favorable foreign currency rates, and the additional six days in the quarter. Volume, excluding the impact of the change in days and acquisitions, was relatively flat.
Factors contributing to the year-over-year improvement in operating profit included sales gains in Europe, Asia and North America tubes and cores due to acquisitions and additional days in the quarter; productivity improvements, most notably in the European operations; the allocation of a portion of the recovery of certain benefit costs; and higher selling prices, particularly on recovered paper and North American and European tubes and cores. Higher selling prices essentially offset higher material costs, including the higher OCC prices, along with increased energy, freight and labor costs.
Packaging Services
The Packaging Services segment includes the following products and services: designing, manufacturing, assembling, packing and distributing temporary, semi-permanent and permanent point-of-purchase displays; brand artwork management; and supply chain management services including contract packing, fulfillment and scalable service centers.
Sales in the Packaging Services segment increased approximately $27 million, or 28%, from last year’s first quarter. In addition to the impact of six more days in 2007’s first quarter, sales in the segment benefited from higher volume in both point-of-purchase displays and service center operations along with the favorable impact of foreign currency rates. Excluding the impact of the additional days, much of the segment’s remaining increase in volume was on a pass-through basis.
First quarter operating profit increased due to the longer quarter, higher volume in point-of-purchase displays and productivity improvements, partially offset by increased energy, freight and labor costs. Because the increased volume in service center operations was mostly on a pass-through basis with little margin, the related increase in sales did not have a material impact on operating profits.

SONOCO PRODUCTS COMPANY
All Other Sonoco
All Other Sonoco includes businesses that are not aggregated in a reportable segment and include the following products: wooden, metal and composite wire and cable packaging reels; molded and extruded plastics; custom-designed protective packaging; and paper amenities such as coasters and glass covers.
Sales in All Other Sonoco increased approximately $8 million, or 9%, from the same quarter last year. The sales increase was due to higher volume, mostly as a result of the six additional days, along with the favorable impact of foreign currency translation. Domestic volume declines, primarily in construction related products, were offset by international volume increases.
The increase in operating profit reflects the impact of additional days along with productivity improvements, partially offset by the increased costs of energy, freight and labor.
Financial Position, Liquidity and Capital Resources
The Company’s financial position remained strong during the first quarter of 2007. Cash flows from operations totaled approximately $58.0 million in this year’s first quarter, compared with approximately $69.0 million in the same quarter last year. This decrease of approximately $11 million was primarily the result of higher Accounts Receivable stemming from stronger sales in the latter part of the first quarter of 2007, which will not be collected until the second quarter.
Total debt increased by approximately $40 million to $804 million from $764 million at December 31, 2006, primarily reflecting higher amounts of outstanding commercial paper, which totaled $132 million and $89 million at April 1, 2007 and December 31, 2006, respectively. The higher debt was principally the result of funding the Company’s first quarter 2007 repurchase of 1.5 million shares of Sonoco common stock at a cost of approximately $57 million.
During the three months ended April 1, 2007, the Company received cash proceeds of approximately $13.6 million from the issuance of common stock, which related to the exercise of stock options. In addition, the Company funded capital expenditures of approximately $36.9 million and paid dividends of approximately $24.0 million.
At April 1, 2007, the Company had commodity swaps outstanding to fix the costs of a portion of anticipated raw materials and energy purchases. These swaps, which have maturities ranging from December 2007 to June 2010, qualify as cash flow hedges under FAS 133. The fair market value of these commodity swaps was a favorable position of $3.0 million ($1.9 million after tax) and an unfavorable position of $3.2 million ($2.1 million after tax) at April 1, 2007 and December 31, 2006, respectively.
Restructuring and Impairment
Information regarding the Company’s restructuring programs is provided in Note 3 to the Company’s Condensed Consolidated Financial Statements.
New Accounting Pronouncements
Information regarding new accounting pronouncements is provided in Note 9 to the Company’s Condensed Consolidated Financial Statements.

SONOCO PRODUCTS COMPANY
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Information about the Company’s exposure to market risk was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on February 28, 2007. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to legal proceedings and other exposures appears in Part I – Item 3 – “Legal Proceedings” and Part II – Item 8 – “Financial Statements and Supplementary Data” (Note 13 - “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and in Part I – Item 1 – “Financial Statements” (Note 11 – “Commitments and Contingencies”) of this report. As noted in the 10-K, in April 2006, the United States and the State of Wisconsin (plaintiffs) sued U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, and NCR Corporation (NCR), an unrelated company, to recover certain costs incurred for response activities undertaken regarding the release and threatened release of hazardous substances and specific areas of elevated concentrations of polychlorinated biphenyls in sediments in the Lower Fox River and Green Bay in northeastern Wisconsin (hereinafter the Site). Pursuant to a Consent Decree agreed to by NCR and U.S. Mills, the Site is to be cleaned up on an expedited basis and NCR and U.S. Mills are to start removing contaminated sediment no later than May 1, 2007. As of April 1, 2007, project design work had been completed and site preparations were on schedule to meet the May 1, 2007, deadline. The remediation will involve removal of sediment from the riverbed, dewatering of the sediment and storage at an offsite landfill. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation, which the Company currently estimates to be between $24 million and $26 million for the project as a whole. The actual costs associated with cleanup of this particular site are dependent upon many factors and it is reasonably possible that remediation costs could be higher than the current estimate of project costs
As previously disclosed, the Company faces additional exposure related to potential natural resource damage and environmental remediation costs for a larger stretch of the lower Fox River, including the bay at Green Bay, in addition to the Site. U.S. Mills’ discussions with other potentially responsible parties (PRPs) resulted in joint proposal on April 9, 2007 to the U.S. Environmental Protection Agency and the Wisconsin Department of Natural Resources for non-binding mediation of the allocation of responsibility issues among the PRPs to be completed by July 31, 2007. The likelihood of success of such mediation efforts is uncertain. The amount of liability for remediation to which U.S. Mills would agree will depend on U.S. Mills’ assessment of the level of its responsibility for the contamination and damages, the extent of insurance coverage, and the impact of a settlement on U.S. Mills’ resources and ongoing operations. U.S. Mills is continuing to evaluate all of its options and intends to vigorously defend against liability to the extent it deems prudent and cost effective to do so. Because U.S. Mills has

SONOCO PRODUCTS COMPANY
not yet been able to estimate with any certainty the portion of the total remediation costs that it might have to bear, reserves to account for the potential additional liability have not been recorded at this time. Since no formal claims for natural resource damages have been made, U.S. Mills does not have a basis for estimating the possible cost of such claims. However, for the entire river remediation project, the lowest estimate in the Governments’ 2000 report on natural resource damages was $176 million.
In any event, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for the legacy environmental liabilities of U.S. Mills. Accordingly, the Company continues to believe that the maximum effect of U.S. Mills’ Fox River liabilities on the consolidated Company would be a pretax loss equal to the net worth of U.S. Mills, which was approximately $90 million at April 1, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum
			Shares Purchased as	Number of Shares
			Part of Publicly	that May Yet be
	(a) Total Number of	(b) Average Price	Announced Plans or	Purchased under the
Period	Shares Purchased[1]	Paid per Share	Programs[2]	Plans or Programs[2]
1/01/07 – 1/31/07	2,280	$38.13	—	5,000,000
2/01/07 – 2/27/07	1,500,258	$37.80	1,500,000	5,000,000
3/01/07 – 4/01/07	399	$37.70	—	5,000,000
Total	1,502,937	$37.80	1,500,000	5,000,000

[1]	The shares purchased include 2,937 shares withheld to cover the tax withholding obligations in association with the exercise of stock appreciation rights. These shares were not repurchased as part of a publicly announced plan or program.

[2]	On April 19, 2006, the Company’s Board of Directors rescinded all then existing programs in conjunction with its approval of a new program which authorized the repurchase of up to 5.0 million shares of the Company’s common stock. This new repurchase program does not have a specific expiration date. On February 7, 2007, the Company’s Board of Directors, in anticipation of a pending 1.5 million share repurchase, authorized the reinstatement of those shares to its existing 5.0 million share authorization. On February 8, 2007, the Company completed the repurchase of 1.5 million shares of its common stock and, accordingly, 5.0 million shares remain available for repurchase.
Item 4. Submission of Matters to a Vote of Security Holders.
The Company’s annual meeting of shareholders was held on April 18, 2007. The following matters, as described more fully in the Company’s Proxy Statement, were approved by the shareholders at this meeting:
(1) The following directors were elected:

		VOTES
	Term	For	Withheld
Fitz L.H. Coker	3 years[1]	87,393,314	588,616
Caleb C. Fort.	3 years	87,564,062	417,868
John H. Mullin, III	3 years	87,562,623	419,307
Thomas E. Whiddon	3 years	87,160,106	821,824

[1]	Although Mr. Coker was elected to a three-year term, he will reach mandatory retirement age in October 2007, and is only eligible to serve on the Board until that time.

SONOCO PRODUCTS COMPANY

(2)	Selection of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending December 31, 2007 was ratified. The shareholders voted 86,684,328 for and 1,041,576 against ratification, with 256,026 votes abstaining.
Item 6. Exhibits.

Exhibit 15 –	Letter re: unaudited interim financial information
Exhibit 31 –	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)
Exhibit 32 –	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

SONOCO PRODUCTS COMPANY
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY (Registrant)
Date: May 1, 2007	By:	/s/ Charles J. Hupfer
Charles J. Hupfer
Senior Vice President and Chief Financial Officer (principal financial officer)

	By:	/s/ Barry L. Saunders
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