Form 10-Q
period 2007-07-01
SONOCO PRODUCTS CO
filed 2007-07-31
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2007
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at July 27, 2007:
Common stock, no par value: 100,919,886

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	July 1,	December 31,
	2007	2006*
Assets
Current Assets
Cash and cash equivalents	$78,302	$86,498
Trade accounts receivable, net of allowances	516,385	459,022
Other receivables	33,370	33,287
Inventories:
Finished and in process	141,831	126,067
Materials and supplies	185,573	177,781
Prepaid expenses and other	95,304	60,143

	1,050,765	942,798
Property, Plant and Equipment, Net	1,086,311	1,019,594
Goodwill	802,135	667,288
Other Intangible Assets, Net	140,462	95,885
Other Assets	194,154	191,113

Total Assets	$3,273,827	$2,916,678

Liabilities and Shareholders’ Equity
Current Liabilities
Payable to suppliers	$359,200	$357,856
Accrued expenses and other	255,329	243,387
Notes payable and current portion of long-term debt	50,469	51,903
Accrued taxes	9,970	6,678

	674,968	659,824
Long-Term Debt, Net of Current Portion	926,275	712,089
Pension and Other Postretirement Benefits	220,298	209,363
Deferred Income Taxes and Other	146,623	116,334
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 100,808 and 100,550 shares issued and outstanding at July 1, 2007 and December 31, 2006, respectively	7,175	7,175
Capital in excess of stated value	434,421	430,002
Accumulated other comprehensive loss	(219,703)	(262,305)
Retained earnings	1,083,770	1,044,196

Total Shareholders’ Equity	1,305,663	1,219,068

Total Liabilities and Shareholders’ Equity	$3,273,827	$2,916,678

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2007	2006	2007	2006
Net sales	$994,431	$917,010	$1,950,110	$1,735,779
Cost of sales	804,358	742,984	1,574,872	1,405,577
Selling, general and administrative expenses	119,823	88,663	209,509	170,000
Restructuring charges	3,289	2,564	10,095	4,919

Income before interest and income taxes	66,961	82,799	155,634	155,283
Interest expense	14,949	13,999	29,073	26,117
Interest income	(2,189)	(1,482)	(4,825)	(2,747)

Income before income taxes	54,201	70,282	131,386	131,913
Provision for income taxes	15,022	24,060	41,570	43,296

Income before equity in earnings of affiliates/minority interest in subsidiaries	39,179	46,222	89,816	88,617
Equity in earnings of affiliates/minority interest in subsidiaries, net of tax	3,172	3,120	5,639	5,869

Net income	$42,351	$49,342	$95,455	$94,486

Weighted average common shares outstanding:
Basic	100,990	99,342	100,848	99,864

Diluted	102,565	100,530	102,425	101,211

Per common share:
Net income:
Basic	$0.42	$0.50	$0.95	$0.95

Diluted	$0.41	$0.49	$0.93	$0.93

Cash dividends	$0.26	$0.24	$0.50	$0.47

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended
	July 1,	June 25,
	2007	2006*
Cash Flows from Operating Activities:
Net income	$95,455	$94,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	85,480	77,272
Non-cash Fox River environmental charge	20,000	—
Non-cash share-based compensation expense	6,275	5,810
Equity in earnings of affiliates/minority interest in subsidiaries	(5,639)	(5,869)
Loss on disposition of assets/asset impairment	3,056	1,703
Tax effect of nonqualified stock options	8,897	5,240
Excess tax benefit of share-based compensation	(8,897)	(5,240)
Deferred taxes	(5,751)	(8,531)
Cash dividend from affiliated companies	4,502	4,098
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Receivables	(26,309)	(35,387)
Inventories	(6,850)	17,012
Prepaid expenses	(32,253)	(5,729)
Payables and taxes	(16,708)	(4,127)
Benefit plan contributions	(6,848)	(4,676)
Other assets and liabilities	12,358	21,369

Net cash provided by operating activities	126,768	157,431

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(85,874)	(59,095)
Cost of acquisitions, exclusive of cash acquired	(212,756)	(39,901)
Proceeds from the sale of assets	4,814	14,806
Investment in affiliates and other	2,652	(2,000)

Net cash used in investing activities	(291,164)	(86,190)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	22,157	14,002
Principal repayment of debt	(26,153)	(41,061)
Net increase in commercial paper borrowings	213,000	18,000
Net increase in bank overdrafts	2,778	31,764
Excess tax benefit of share-based compensation	8,897	5,240
Cash dividends — common	(50,294)	(46,907)
Shares acquired	(56,730)	(82,668)
Common shares issued	46,460	31,863

Net cash provided by (used in) financing activities	160,115	(69,767)

Effects of Exchange Rate Changes on Cash	(3,915)	(432)

Net (Decrease) Increase in Cash and Cash Equivalents	(8,196)	1,042
Cash and cash equivalents at beginning of period	86,498	59,608

Cash and cash equivalents at end of period	$78,302	$60,650

*	Prior year’s data have been reclassified to conform to the current year’s presentation.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 1:	Basis of Interim Presentation

In the opinion of the management of Sonoco Products Company (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three and six months ended July 1, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

With respect to the unaudited condensed consolidated financial information of the Company for the three and six month periods ended July 1, 2007 and June 25, 2006 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 31, 2007, appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Note 2:	Acquisitions

During the second quarter of 2007, the Company acquired Matrix Packaging, Inc., a blow-mold packaging business with operations in the United States and Canada. This acquisition, which is expected to generate annual sales of approximately $140,000, is accounted for in the Consumer Packaging segment. The Company also acquired a small tube and core business in Mexico, which is included in the Tubes and Cores/Paper segment. The aggregate cost of these acquisitions was approximately $213,000 in cash. In conjunction with these acquisitions, the Company recorded a preliminary fair value of assets acquired as follows: identifiable intangibles of approximately $48,000, goodwill of approximately $125,000 (none of which is expected to be deductible for income tax purposes) and other net tangible assets of approximately $40,000. The Company has accounted for these acquisitions as purchases and, accordingly, has included their results of operations in consolidated net income from the date of acquisition.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 3:	Shareholders’ Equity

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2007	2006	2007	2006
Numerator:
Net income	$42,351	$49,342	$95,455	$94,486

Denominator:
Weighted average common shares outstanding	100,990,000	99,342,000	100,848,000	99,864,000
Dilutive effect of:
Stock-based compensation	1,575,000	1,188,000	1,577,000	1,347,000

Dilutive shares outstanding	102,565,000	100,530,000	102,425,000	101,211,000

Reported net income per common share:
Basic	$0.42	$0.50	$0.95	$0.95

Diluted	$0.41	$0.49	$0.93	$0.93

Stock options to purchase approximately 3,500 and 1,833,000 shares at July 1, 2007 and June 25, 2006, respectively, were not dilutive and, therefore, are excluded from the computations of diluted income per common share amounts. No adjustments were made to reported net income in the computations of earnings per share.
Stock Repurchases
On April 19, 2006, the Company’s Board of Directors rescinded all previously approved stock repurchase programs in conjunction with its approval of a new program, which authorizes the repurchase of up to 5,000,000 shares of the Company’s common stock. On February 7, 2007, in anticipation of a planned repurchase, the Board of Directors approved the reinstatement of the first 1,500,000 shares repurchased in 2007 to the total share authorization. During the first quarter of 2007, the Company repurchased 1,500,000 shares of Sonoco common stock for $56,730. No additional shares were repurchased pursuant to this program during the second quarter of 2007. Accordingly, at July 1, 2007, 5,000,000 shares remained authorized for future repurchase under the Company’s repurchase program.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 4:	Restructuring Programs

The Company has two active restructuring plans, one of which was approved in October 2006 (the 2006 Plan), and the other in August 2003 (the 2003 Plan). During the three- and six-month periods ended July 1, 2007 and June 25, 2006, the Company recognized total restructuring charges, net of adjustments, under these two plans as follows:

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2007	2006	2007	2006
Restructuring charges, net of adjustments (pre tax)	$3,289	$2,564	$10,095	$4,919

Income tax benefit	(423)	(895)	(2,455)	(1,774)

Restructuring charges, net of adjustments (after tax)	$2,866	$1,669	$7,640	$3,145

Restructuring charges are included in “Restructuring charges” in the Condensed Consolidated Statements of Income, except for restructuring charges applicable to equity method investments, which are included in “Equity in earnings of affiliates/minority interest in subsidiaries, net of tax.” Additional disclosure concerning each plan is provided below.
The 2006 Plan
The 2006 Plan calls for the closure of approximately 12 plant locations and the reduction of approximately 540 positions worldwide. The majority of the restructuring program is focused on international operations, principally within Europe, and is intended to make those operations more cost effective. These measures began in the fourth quarter of 2006 and are expected to be substantially complete by the end of 2007.
The total pre-tax cost of the 2006 Plan is estimated to be approximately $37,500, most of which is related to severance and other termination costs. Accordingly, the vast majority of the total restructuring cost will result in the expenditure of cash. As of July 1, 2007, the Company had incurred total charges of $27,596 associated with these activities. The following table provides additional details of the cumulative charges recognized through July 1, 2007:

	Severance	Asset
2006 Plan	and	Impairment/	Other
Restructuring Charges	Termination	Disposal	Exit
Inception to Date	Benefits	of Assets	Costs	Total
Tubes and Cores/Paper Segment	$9,915	$3,997	$3,431	$17,343
Consumer Packaging Segment	4,685	2,597	849	8,131
Packaging Services Segment	528	—	—	528
All Other Sonoco	847	261	486	1,594

Cumulative Restructuring Charges, net of adjustments	$15,975	$6,855	$4,766	$27,596

The Company expects to recognize an additional pre-tax cost of approximately $10,000 associated with the 2006 Plan. These expected charges consist primarily of severance and termination benefits. Of these future costs, it is estimated that $7,800 will impact the Tubes and Cores/Paper segment, $2,000 will impact the Consumer Packaging segment, and $200 will impact All Other Sonoco.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
During the three months ended July 1, 2007, the Company recognized restructuring charges associated with the 2006 Plan of $3,679, net of adjustments. The following table provides additional details of these net charges:

	Severance	Asset
2006 Plan	and	Impairment/	Other
Restructuring Charges	Termination	Disposal	Exit
Second Quarter	Benefits	of Assets	Costs	Total
2007
Tubes and Cores/Paper Segment	$493	$(678)	$897	$712
Consumer Packaging Segment	177	2,065	248	2,490
Packaging Services Segment	230	—	—	230
All Other Sonoco	93	—	154	247

Total	$993	$1,387	$1,299	$3,679

The net charges for the three months ended July 1, 2007, relate primarily to the announced closures of the following: a rigid packaging plant in Germany, rigid packaging production lines in the United Kingdom, a paper mill in France, a tube and core plant in Canada, and a molded plastics plant in the United States.
During the three months ended July 1, 2007, the Company also recorded non-cash income in the amount of $33 after tax in order to reflect a minority interest holder’s portion of restructuring costs that were charged to expense.
During the six months ended July 1, 2007, the Company recognized restructuring charges associated with the 2006 Plan of $10,098, net of adjustments. The following table provides additional details of these net charges:

		Asset
2006 Plan	Severance and	Impairment/	Other
Restructuring Charges	Termination	Disposal	Exit
Year to Date	Benefits	of Assets	Costs	Total
2007
Tubes and Cores/Paper Segment	$1,450	$(623)	$1,301	$2,128
Consumer Packaging Segment	3,628	2,287	694	6,609
Packaging Services Segment	451	—	—	451
All Other Sonoco	472	—	438	910

Total	$6,001	$1,664	$2,433	$10,098

The net charges for the six months ended July 1, 2007, relate primarily to the same announced closures as disclosed above for the three months ended July 1, 2007.
During the six months ended July 1, 2007, the Company also recorded non-cash income in the amount of $43 after tax in order to reflect a minority interest holder’s portion of restructuring costs that were charged to expense.
The following table sets forth the activity in the 2006 Plan restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

	Severance	Asset
2006 Plan	and	Impairment/	Other
Accrual Activity	Termination	Disposal	Exit
2007 Year to Date	Benefits	of Assets	Costs	Total
Liability, December 31, 2006	$8,264	$—	$1,685	$9,949
New charges	6,373	2,512	2,446	11,331
Cash (payments)/receipts	(10,883)	848	(2,563)	(12,598)
Asset writedown/disposals (noncash)	—	(2,512)	—	(2,512)
Foreign currency translation	198	—	27	225
Adjustments and disposal of assets	(372)	(848)	(13)	(1,233)

Liability, July 1, 2007	$3,580	$—	$1,582	$5,162

During the six months ended July 1, 2007, the Company recognized pre-tax asset impairment charges totaling $2,512. Most of this cost was associated with the sale of a rigid packaging business in Germany and the closure of a rigid packaging production line in the United Kingdom. Both of these operations were part of the Consumer Packaging segment. Favorable adjustments of $848 were recorded during this same period related to the sale of equipment previously impaired as the result of the closure of a paper mill in France. This operation was reported in the Tubes and Cores/Paper segment.
Other exit costs consist primarily of building lease termination charges and other miscellaneous exit costs.
The Company expects to pay the majority of the remaining 2006 Plan restructuring costs, with the exception of ongoing pension subsidies and certain building lease termination expenses, by the end of 2007, using cash generated from operations.
The 2003 Plan
In August 2003, the Company announced general plans to reduce its overall cost structure by $54,000 pretax by realigning and centralizing a number of staff functions and eliminating excess plant capacity. Pursuant to these plans, the Company has initiated or completed 22 plant closings and has reduced its workforce by approximately 1,120 employees. As of July 1, 2007, the Company had incurred cumulative charges, net of adjustments, of approximately $103,005 pretax associated with these activities. The following table provides additional details of these net charges:

	Severance	Asset
2003 Plan	and	Impairment/	Other
Restructuring Charges	Termination	Disposal	Exit
Inception to Date	Benefits	of Assets	Costs	Total
Tubes and Cores/Paper Segment	$36,873	$17,048	$18,662	$72,583
Consumer Packaging Segment	11,195	5,084	5,186	21,465
Packaging Services Segment	333	—	—	333
All Other Sonoco	2,999	326	92	3,417
Corporate	5,094	—	113	5,207

Cumulative Restructuring Charges, net of adjustments	$56,494	$22,458	$24,053	$103,005

The Company expects to recognize future additional other exit costs of approximately $200 pretax associated with the 2003 Plan. These costs are expected to be comprised of other exit costs within the Tubes and Cores/Paper segment.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
During the three months ended July 1, 2007, the Company recognized a net restructuring credit of $390 in connection with the 2003 Plan, compared with a net restructuring charge of $2,564 recognized during the same period last year. The current year’s net credit resulted from a gain on the sale of a building and tract of land adjoining a paper mill in Downingtown, Pennsylvania, that was shut down in 2005. The gain exceeded other exit costs incurred during the period associated with this paper mill and a previously closed tube and core plant in the United States. The following table provides additional details of these net charges:

	Severance	Asset
2003 Plan	and	Impairment/	Other
Restructuring Charges	Termination	Disposal	Exit
Second Quarter	Benefits	of Assets	Costs	Total
2007
Tubes and Cores/Paper Segment	$—	$(1,025)	$635	$(390)

Total	$—	$(1,025)	$635	$(390)

2006
Tubes and Cores/Paper Segment	$736	$—	$1,788	$2,524
Consumer Packaging Segment	36	—	4	40

Total	$772	$—	$1,792	$2,564

During the three months ended June 25, 2006, the Company also recorded non-cash income in the amount of $121 after tax in order to reflect a minority interest holder’s portion of restructuring costs that were charged to expense.
During the six months ended July 1, 2007 and June 25, 2006, the Company recognized restructuring (credits)/charges, net of adjustments, of $(3) and $4,919, respectively. The current year’s net credit resulted from a gain on the sale of a building and tract of land adjoining a paper mill in Downingtown, Pennsylvania, that was shut down in 2005. The gain exceeded severance and other exit costs incurred during the period associated with this paper mill and a previously closed tube and core plant in the United States. The following table provides additional details of these net charges:

	Severance	Asset
2003 Plan	and	Impairment/	Other
Restructuring Charges	Termination	Disposal	Exit
Year to Date	Benefits	of Assets	Costs	Total
2007
Tubes and Cores/Paper Segment	$(61)	$(1,025)	$1,083	$(3)

Total	$(61)	$(1,025)	$1,083	$(3)

2006
Tubes and Cores/Paper Segment	$1,411	$2	$2,817	$4,230
Consumer Packaging Segment	667	—	22	689

Total	$2,078	$2	$2,839	$4,919

During the six months ended June 25, 2006, the Company also recorded non-cash income in the amount of $221 after tax in order to reflect a minority interest holder’s portion of restructuring costs that were charged to expense.
The following table sets forth the activity in the 2003 Plan restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

	Severance	Asset
2003 Plan	and	Impairment/	Other
Accrual Activity	Termination	Disposal	Exit
2007 Year to Date	Benefits	of Assets	Costs	Total
Liability, December 31, 2006	$567	$—	$4,112	$4,679
New charges	—	—	1,081	1,081
Cash (payments)/receipts	(112)	2,104	(1,426)	566
Asset writedown/disposals (noncash)	—	(1,079)	—	(1,079)
Foreign currency translation	6	—	81	87
Adjustments and disposal of assets	(61)	(1,025)	3	(1,083)

Liability, July 1, 2007	$400	$—	$3,851	$4,251

During the six months ended July 1, 2007, the Company received cash of $2,104 in connection with the sale of a building and tract of land associated with a paper mill in Downingtown, Pennsylvania. The mill had been closed in 2005 and an impairment charge recognized as the assets were written down to their estimated fair value. The sale resulted in a favorable adjustment to restructuring as the sales proceeds were in excess of the adjusted fair value of the assets sold. This adjustment was related to the Tubes and Cores/Paper segment.
Other exit costs consist primarily of building lease termination charges and other miscellaneous exit costs.
The Company expects to pay the majority of the remaining restructuring costs, with the exception of ongoing pension subsidies and certain building lease termination expenses, by the end of 2007, using cash generated from operations.

Note 5:	Comprehensive Income

The following table reconciles net income to comprehensive income:

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2007	2006	2007	2006
Net income	$42,351	$49,342	$95,455	$94,486
Other comprehensive income:
Foreign currency translation adjustments	24,647	8,047	35,591	13,872
Changes in defined benefit plans	2,721	—	5,152	—
Changes in derivative financial instruments, net of income tax	(2,462)	(2,958)	1,859	(7,509)

Comprehensive income	$67,257	$54,431	$138,057	$100,849

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable, for the three months ended July 1, 2007:

	Foreign			Accumulated
	Currency	Defined	Derivative	Other
	Translation	Benefit	Financial	Comprehensive
	Adjustments	Plans	Instruments	Loss
Balance at December 31, 2006	$(22,630)	$(237,616)	$(2,059)	$(262,305)
Year-to-date change	35,591	5,152	1,859	42,602

Balance at July 1, 2007	$12,961	$(232,464)	$(200)	$(219,703)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
At July 1, 2007, the Company had commodity swaps outstanding to fix the costs of a portion of raw materials and energy. These swaps, which have maturities ranging from July 2007 to June 2010, qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133 ‘Accounting for Derivative Instruments and Hedging Activities.’ The fair market value of these commodity swaps was a net unfavorable position of $761 at July 1, 2007, and $3,223 at December 31, 2006.
The cumulative tax benefit of the Defined Benefit Plans was $135,103 at July 1, 2007, and $138,790 at December 31, 2006. Additionally, the deferred tax (liability) benefit of Derivative Financial Instruments was $112 and $1,164 at July 1, 2007 and December 31, 2006, respectively. The tax effect on Derivative Financial Instruments for the three and six months ended July 1, 2007 was $1,400 and $(1,038), respectively.

Note 6:	Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill for the quarter ended July 1, 2007 is as follows:

	Tubes and
	Cores	Consumer	Packaging
	/Paper	Packaging	Services	All Other
	Segment	Segment	Segment	Sonoco	Total
Balance as of December 31, 2006	$225,957	$224,657	$150,973	$65,701	$667,288
2007 Acquisitions	—	125,231	—	—	125,231
Foreign currency translation	5,148	7,048	30	70	12,296
Other	—	(1,888)	—	—	(1,888)
Adjustments	16	(789)	1	(20)	(792)

Balance as of July 1, 2007	$231,121	$354,259	$151,004	$65,751	$802,135

The Company expensed goodwill associated with a rigid packaging business in Germany when that business was sold in the second quarter of 2007. The goodwill expensed totaled $1,888 and is shown above under the caption “Other”.
Adjustments to goodwill consist primarily of changes to deferred tax valuation allowances acquired in connection with acquisitions made in prior years.
Other Intangible Assets
A summary of other intangible assets as of July 1, 2007 and December 31, 2006 is as follows:

	July 1, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Patents	$3,360	$3,260	$3,360	$3,255
Customer lists	156,854	25,696	108,741	20,651
Land use rights	7,025	2,919	6,855	2,797
Supply agreements	1,000	600	1,000	550
Other	10,148	5,450	8,302	5,120

Total	$178,387	$37,925	$128,258	$32,373

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The Company recorded $48,390 of identifiable intangibles in connection with 2007 acquisitions. Of this total, approximately $46,450 related to customer lists and $1,940 to other identifiable intangibles, primarily trademarks and non-compete agreements.
Other intangible assets are amortized, usually on a straight-line basis, over their respective useful lives, which generally range from three to fifteen years. Aggregate amortization expense was $2,485 and $1,593 for the three months ended July 1, 2007 and June 25, 2006, respectively, and $5,037 and $3,398 for the six months ended July 1, 2007 and June 25, 2006, respectively. Amortization expense on other intangible assets is expected to approximate $11,896 in 2007, $12,929 in 2008, $12,321 in 2009, $11,995 in 2010 and $11,800 in 2011.

Note 7:	Dividend Declarations
On April 18, 2007, the Board of Directors declared a regular quarterly dividend of $0.26 per share. This dividend was paid June 8, 2007 to all shareholders of record as of May 18, 2007.
On July 18, 2007, the Board of Directors declared a regular quarterly dividend of $0.26 per share. This dividend is payable September 10, 2007 to all shareholders of record as of August 17, 2007.

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
The components of net periodic benefit cost include the following:

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2007	2006	2007	2006
Retirement Plans
Service cost	$7,220	$7,449	$14,427	$14,888
Interest cost	17,410	16,103	34,734	32,076
Expected return on plan assets	(21,993)	(20,240)	(43,885)	(40,326)
Amortization of net transition obligation	58	153	116	303
Amortization of prior service cost	484	403	966	806
Amortization of net actuarial loss	5,275	7,106	10,527	14,076

Net periodic benefit cost	$8,454	$10,974	$16,885	$21,823

Retiree Health and Life Insurance Plans
Service cost	$612	$626	$1,224	$1,252
Interest cost	1,234	1,365	2,468	2,730
Expected return on plan assets	(521)	(568)	(1,042)	(1,136)
Amortization of prior service cost	(2,426)	(2,257)	(4,852)	(4,515)
Amortization of net actuarial loss	1,143	1,534	2,286	3,068

Net periodic benefit (income) cost	$42	$700	$84	$1,399

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
During the six months ended July 1, 2007, the Company made contributions of $6,848 to its retirement and retiree health and life insurance plans. The Company anticipates that it will make additional contributions of approximately $4,000 in 2007. The Company also contributed $1,401 to the SIRP during this same six-month period. No additional SIRP contributions are expected during the remainder of 2007.

Note 9:	Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. As a result of the adoption, the Company recorded a reduction of approximately $5,600 to the January 1, 2007 balance of retained earnings.

The Company’s total liability for uncertain tax positions was approximately $51,100, exclusive of interest and penalties, at the date of adoption. Of this balance, approximately $39,200 would have an impact on the effective tax rate if ultimately recognized.

The Company continues to recognize interest and/or penalties related to income taxes as part of income tax expense and, at the date of adoption, had approximately $4,700 accrued for interest, net of tax.

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

Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonable foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which our earnings or deductions are realized may differ from our current estimates. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

Note 10:	New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This Statement permits companies to elect to measure eligible items at fair value. At each reporting date subsequent to adoption, unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings (or another performance indicator if the business entity does not report earnings). This Statement is effective for Sonoco as of January 1, 2008. Early adoption is permitted. The adoption of FAS 159 is not expected to have a material impact on the Company’s financial statements.

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
In June 2007, the FASB ratified the consensus reached by the EITF in issue 6-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” Under this consensus, the EITF concluded a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. The consensus is effective prospectively for income tax benefits derived from dividends declared in fiscal years beginning after December 15, 2007. The adoption of EITF 6-11 is not expected to have a material impact on the Company’s financial statements.
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

The Consumer Packaging segment includes the following products: round and shaped rigid packaging (both composite and plastic); printed flexible packaging; and metal and peelable membrane ends and closures.

The Tubes and Cores/Paper segment includes the following products: high-performance paper and composite paperboard tubes and cores; fiber-based construction tubes and forms; recycled paperboard and linerboard; recovered paper and other recycled materials.

The Packaging Services segment provides the following products and services: designing, manufacturing, assembling, packing and distributing temporary, semi-permanent and permanent point-of-purchase displays; brand artwork management; and supply chain management services including contract packing, fulfillment and scalable service centers.

All Other Sonoco represents the Company’s businesses that do not meet the aggregation criteria outlined in Statement of Financial Accounting Standards No. 131, ‘Disclosures about Segments of an Enterprise and Related Information,’ and therefore cannot be combined with other operating segments into a reportable segment. All Other Sonoco includes the following products: wooden, metal and composite wire and cable reels; molded and extruded plastics; custom-designed protective packaging; and paper amenities such as coasters and glass covers.

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
FINANCIAL SEGMENT INFORMATION

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2007	2006	2007	2006
Net Sales:
Consumer Packaging	$348,500	$327,538	$681,705	$625,839
Tubes and Cores/Paper	429,040	386,661	834,615	725,149
Packaging Services	121,580	106,898	245,343	203,565
All Other Sonoco	95,311	95,913	188,447	181,226

Consolidated	$994,431	$917,010	$1,950,110	$1,735,779

Intersegment Sales:
Consumer Packaging	$882	$981	$1,627	$2,106
Tubes and Cores/Paper	24,225	22,231	46,539	43,197
Packaging Services	174	36	324	38
All Other Sonoco	10,721	9,536	21,078	18,690

Consolidated	$36,002	$32,784	$69,568	$64,031

Income Before Income Taxes:
Operating Profit Consumer Packaging	$22,516	$26,332	$52,085	$52,156
Tubes and Cores/Paper[1]	22,954	37,222	63,697	64,740
Packaging Services	11,460	8,570	22,945	17,698
All Other Sonoco	13,320	13,239	27,002	25,608
Restructuring charges	(3,289)	(2,564)	(10,095)	(4,919)
Interest, net	(12,760)	(12,517)	(24,248)	(23,370)

Consolidated	$54,201	$70,282	$131,386	$131,913

[1]	Operating profits for the three- and six-month periods ended July 1, 2007, reflect a $20,000 environmental remediation charge. See Note 12 to the Company’s Condensed Consolidated Financial Statements for details.

Note 12:	Commitments and Contingencies

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

Pursuant to Statement of Financial Accounting Standards No. 5, ‘Accounting for Contingencies,’ accruals for estimated losses are recorded at the time information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Amounts so accrued are not discounted. While the ultimate liabilities relating to claims and proceedings may be significant to profitability in the period recognized, it is management’s opinion that such liabilities, when finally determined, will not have an adverse material effect on Sonoco’s consolidated financial position or liquidity.

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
In February 2007, the EPA and Wisconsin Department of Natural Resources issued a general notice of potential liability under CERCLA and a request to participate in remedial action implementation negotiations relating to a stretch of lower Fox River, including the bay at Green Bay, (Operating Units 2 – 5) to eight potentially responsible parties, including U.S. Mills. Operating Units 2 – 5 comprise a vastly larger area than the site referred to in the paragraph above. Although it has not accepted any liability, U.S. Mills is reviewing this information and discussing possible remediation scenarios, and the allocation of responsibility therefor, with other potentially responsible parties. On April 9, 2007, U.S. Mills, in conjunction with other potentially responsible parties, presented to the EPA and the Wisconsin Department of Natural Resources a proposed schedule to mediate the allocation issues among eight potentially responsible parties, including U.S. Mills. Non-binding mediation began in May 2007 and should conclude in the third quarter. The mediation proceedings have caused U.S. Mills to revise its estimate of the range of loss it is probable that it will suffer in connection with the remediation of Operating Units 2 – 5. Accordingly, U.S. Mills recorded a charge of $20,000, in the second quarter for the remediation of Operating Units 2 – 5. The charge represents the minimum estimated amount of potential loss U.S. Mills is likely to incur. Although U.S. Mills’ ultimate share of the liability could conceivably exceed its net worth, Sonoco Products Company believes the maximum additional exposure to Sonoco’s consolidated financial position is limited to the equity position of U.S. Mills which was approximately $80,000 as of July 1, 2007, excluding any tax benefits that may reduce the net charge.
The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time.
As of July 1, 2007, and December 31, 2006, the Company (and its subsidiaries) had accrued $32,134 and $15,316, respectively, related to environmental contingencies. These accruals include $28,551 and $11,661 for U.S. Mills at July 1, 2007 and December 31, 2006, respectively. U.S. Mills has insurance pursuant to which it may recover some or all of the costs it ultimately incurs, or it may be able to recoup some or all of such costs from third parties. There can be no assurance that such claims for recovery would be successful and no amounts have been recognized in the consolidated financial statements of the Company for such potential recovery or recoupment.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Directors of Sonoco Products Company:
We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of July 1, 2007, and the related condensed consolidated statements of income for the three-month and six-month periods ended July 1, 2007 and June 25, 2006 and the condensed consolidated statements of cash flows for the six-month periods ended July 1, 2007 and June 25, 2006. These interim financial statements are the responsibility of the Company’s management.
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
July 31, 2007

SONOCO PRODUCTS COMPANY
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Statements included in this report that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The words “estimate,” “project,” “intend,” “expect,” “believe,” “consider,” “plan,” “anticipate,” “objective,” “goal,” “guidance” and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to statements regarding offsetting high raw material costs; improved productivity and cost containment; adequacy of income tax provisions; refinancing of debt; adequacy of cash flows; anticipated amounts and uses of cash flows; effects of acquisitions and dispositions; adequacy of provisions for environmental liabilities; financial strategies and the results expected from them; continued payments of dividends; stock repurchases; and producing improvements in earnings. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, expectations, beliefs, plans, strategies and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, without limitation:
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
Second Quarter 2007 Compared with Second Quarter 2006
RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended July 1, 2007 versus the three months ended June 25, 2006.
OVERVIEW
Net income for the second quarter of 2007 was $42.4 million, down 14 percent compared to $49.3 million for the same period in 2006. Results for the second quarter included a $20 million ($11.9 million after-tax) charge relating to an increase in the environmental reserve at a subsidiary’s paper operations in Wisconsin and after-tax restructuring charges of $2.8 million related to previously announced cost-reduction measures. Prior year results included $1.5 million of after-tax restructuring charges. Current quarter gross profit margin improved slightly to 19.1%, compared with 19.0% in 2006. Year-over-year increases in material and other costs were more than offset by higher average selling prices and productivity improvements. This year’s second quarter results also benefited from a lower effective tax rate, 27.7% vs. 34.2% in 2006.
OPERATING REVENUE
Net sales for the second quarter of 2007 were $994 million, compared to $917 million for the second quarter of 2006, an increase of $77 million.
The components of the sales change were:

($ in millions)

Volume	$(8)
Acquisitions/Divestitures	39
Selling Prices	24
Currency Exchange Rates	22

Total Sales Increase	$77

The impact from selling prices reflects price increases implemented over the past year, primarily in the Tubes and Cores/Paper segment, to offset the higher costs of material, labor, energy and freight. Excluding the impact of acquisitions, company-wide volume was down approximately 1% from second quarter 2006 levels. The acquisitions late in 2006 of Clear Pack Company and the remaining 75% interest in Demolli Industria Cartaria S.p.A. combined with the recent purchase of Matrix Packaging, Inc. accounted for the majority of the impact of acquisitions on net sales. Domestic sales were $620 million, up 5.5% over second quarter 2006. International sales were $374 million, up 13.6% over second quarter 2006, driven by the impact of acquisitions and currency translation.

SONOCO PRODUCTS COMPANY
COSTS AND EXPENSES
During the second quarter of 2007, the Company recorded a $20 million charge related to an increase in the environmental reserve at a subsidiary’s paper operations in Wisconsin. Additional details regarding this matter are discussed in Part II — Item 1 – “Legal Proceedings” of this quarterly report.
The average market price for old corrugated containers (OCC), one of the Company’s largest cost components, was significantly higher than the same period last year and is expected to remain elevated and unpredictable for the near future. As has been the case over the last several quarters, managing price swings in OCC will continue to be a challenge over the upcoming quarters. Despite sharply higher costs for OCC and continued price pressure from certain other raw materials and operating costs, the Company was able to maintain a positive price/cost relationship. Manufacturing productivity improvements and lower pension and postretirement costs in the second quarter of 2007 offset the small volume decline and the negative impact of an unfavorable change in the mix of products and services sold. Restructuring charges totaled $3.3 million and $2.6 million for the second quarters of 2007 and 2006, respectively. Restructuring charges are not allocated to the operating segments.
Net interest expense for the second quarter of 2007 increased to $12.8 million, compared with $12.5 million during the same period of 2006, due to higher debt levels and interest rates.
The effective tax rate was 27.7% compared with 34.2% for the second quarter of 2006. The year-over-year decrease was due primarily to favorable adjustments to tax contingency reserves and improved international results.
REPORTABLE SEGMENTS
The following table recaps net sales for the second quarters of 2007 and 2006:

	Three Months Ended
	July 1, 2007	June 25, 2006
Net Sales:
Consumer Packaging	$348,500	$327,538
Tubes and Cores/Paper	429,040	386,661
Packaging Services	121,580	106,898
All Other Sonoco	95,311	95,913

Consolidated	$994,431	$917,010

Consolidated operating profits, also referred to as “Income before income taxes” on the Consolidated Statements of Income, are comprised of the following:

	Three Months Ended
	July 1, 2007	June 25, 2006
Income before income taxes:
Operating Profit
Consumer Packaging	$22,516	$26,332
Tubes and Cores/Paper	22,954	37,222
Packaging Services	11,460	8,570
All Other Sonoco	13,320	13,239
Restructuring Charges	(3,289)	(2,564)
Interest, net	(12,760)	(12,517)

Consolidated	$54,201	$70,282

Segment results viewed by Company management to evaluate segment performance do not include restructuring and net interest charges. Accordingly, the term “operating profit,” as used with respect to segment results, is defined as the segment’s portion of “Income before income taxes” excluding restructuring charges and net interest expense. General corporate expenses, with the exception of restructuring charges, interest, and income taxes, have been allocated as operating costs to each of the Company’s reportable segments and All Other Sonoco.

SONOCO PRODUCTS COMPANY
Consumer Packaging
Sonoco’s Consumer Packaging segment includes the following products: round and shaped rigid packaging (both composite and plastic); printed flexible packaging; and metal and peelable membrane ends and closures.
Sales in the Consumer Packaging segment increased approximately $21 million, or 6%, from last year’s second quarter. Sales in the Consumer Packaging segment were up year-over-year due primarily to acquisitions, which accounted for $22 million of the improvement, along with the favorable impact of foreign currency translation, partially offset by volume declines in rigid paper containers and flexible packaging. Volume, excluding the impact of acquisitions, declined approximately 2% as nearly all businesses reported shortfalls.
Despite the benefit of the overall increase in sales, operating profit declined due to the lower volumes, price reductions in certain flexible packaging without offsetting reductions in costs, an unfavorable change in the mix of business, and rising operating costs. Productivity for the segment, while favorable, was negatively impacted by operational issues in flexible packaging. While management anticipates these operational issues will be corrected over time, they are expected to persist to a lesser extent over the next several quarters.
Tubes and Cores/Paper
The Tubes and Cores/Paper segment includes the following products: high-performance paper and composite paperboard tubes and cores; fiber-based construction tubes and forms; and recycled paperboard, linerboard, recovered paper and other recycled materials.
Sales in the Tubes and Cores/Paper segment increased approximately $42 million, or 11%, from 2006 levels. The second quarter sales increase included additional revenue from acquired businesses of $16 million, the benefits of higher selling prices throughout the segment and favorable foreign currency rates. Volume, excluding the impact of acquisitions, declined approximately 2%, primarily due to declines in North American tubes and cores.
The primary factor contributing to the year-over-year decline in operating profit was the $20 million charge taken in connection with an increase in the environmental reserve at a subsidiary’s paper mill in Wisconsin. Acquisitions, along with productivity improvements, most notably in European and North American tubes and cores operations partially offset the negative impact of the environmental charge. Higher selling prices were able to offset higher cost of material, including OCC, which have remained high after a sharp increase in the first quarter.
Packaging Services
The Packaging Services segment includes the following products and services: designing, manufacturing, assembling, packing and distributing temporary, semi-permanent and permanent point-of-purchase displays; brand artwork management; and supply chain management services including contract packing, fulfillment and scalable service centers.
Sales in the Packaging Services segment increased approximately $15 million, or 13%, from last year’s second quarter. Sales in the segment benefited from higher volume in both point-of-purchase displays and service center operations along with the favorable impact of foreign currency rates.
Second quarter operating profit increased due to the higher volume and productivity improvements, partially offset by an unfavorable mix in business and increased operating costs. The Company expects operating results over the next several quarters in this segment to be negatively impacted by the outcome of recent bidding activity with a major customer.
All Other Sonoco
All Other Sonoco includes businesses that are not aggregated in a reportable segment and include the following products: wooden, metal and composite wire and cable reels; molded and extruded plastics; custom-designed protective packaging; and paper amenities such as coasters and glass covers.
Sales in All Other Sonoco were basically flat as compared with the same quarter last year as favorable foreign currency rates offset modestly lower volume in wire and cable reels. Price increases in protective packaging were basically offset by price decreases in wire and cable reels that resulted from decreases in lumber costs.

SONOCO PRODUCTS COMPANY
Second quarter operating profit was also flat as compared with last year as productivity improvements in protective packaging, wire and cable reels and molded and extruded plastics were offset by an unfavorable shift in the mix of business and increased operating costs.
Six Months Ended July 1, 2007 Compared with Six Months Ended June 25, 2006
RESULTS OF OPERATIONS
The following discussion provides a review of results for the six months ended July 1, 2007 versus the six months ended June 25, 2006.
OVERVIEW
Net income for the first half of 2007 was $95.5 million, essentially flat compared to $94.5 million for the same period in 2006. Current year results included a $20 million charge ($11.9 million after-tax) relating to an increase in the environmental reserve at a subsidiary’s paper operations in Wisconsin and after-tax restructuring charges of $7.6 million related to previously announced cost-reduction measures. Prior year results included $2.9 million of after-tax restructuring charges. Current year-to-date gross profit margin improved to 19.2%, compared with 19.0% in 2006. The year-over-year increases in material costs were more than offset by higher average selling prices, while productivity improvements offset the impact of inflation on operating costs. As a result of the Company’s accounting calendar, the first half of 2007 included six more days than the same period of 2006. The impact of these additional days is included below as part of volume growth.
OPERATING REVENUE
Net sales for the second quarter of 2007 were $1,950 million, compared to $1,736 million for the second quarter of 2006, an increase of $214 million.
The components of the sales change were:

($ in millions)

Volume	$67
Acquisitions/Divestitures	70
Selling Prices	43
Currency Exchange Rates	34

Total Sales Increase	$214

Selling prices were higher than in second quarter 2006, reflecting price increases implemented over the past year to offset the impact of higher costs of material, labor, energy and freight. Excluding the impact of acquisitions, year-to-date company-wide volume was up nearly 4% from 2006 levels, mostly as a result of the additional days in the first half of 2007. The late 2006 acquisitions of Clear Pack Company and the remaining 75% interest in Demolli Industria Cartaria S.p.A. combined with the recent purchase of Matrix Packaging Inc. accounted for the majority of the impact of acquisitions on net sales. Domestic sales were $1,218 million, up 8.8% from 2006 levels. International sales were $732 million, up 18.8% over the first half of 2006, driven by the impact of acquisitions, currency translation and improvement in European Tubes and Cores/Paper operations.
COSTS AND EXPENSES

Even though OCC unit costs were significantly higher year over year, the Company was able to increase selling prices sufficiently to maintain a positive price/cost relationship. Additional positive factors in the year-over-year increase in net income included the impact of manufacturing productivity improvements, lower pension and postretirement expenses, and the impact of increased volume and acquisitions. Mostly offsetting these positive factors were the impacts of inflation on operating expenses and an unfavorable change in the mix of products and services sold in 2007. During the first half of 2007, the Company recorded a $20 million charge related to an increase in the environmental reserve at a subsidiary’s paper operations in Wisconsin. Charges in connection with previously announced restructuring actions totaled $10.1 million and $4.9 million for the first half of 2007 and 2006, respectively. Restructuring charges are not allocated to the operating segments.
Net interest expense for the first half of 2007 increased to $24.2 million, compared with $23.4 million during the

SONOCO PRODUCTS COMPANY
same period of 2006, due to higher debt levels and interest rates.
The effective tax rate was 31.6% compared with 32.8% for the same period last year. Both periods reported included favorable adjustments to tax contingency reserves, while improved international operations benefited 2007.
REPORTABLE SEGMENTS
The following table recaps net sales for the second quarters of 2007 and 2006:

	Six Months Ended
	July 1, 2007	June 25, 2006
Net Sales:
Consumer Packaging	$681,705	$625,839
Tubes and Cores/Paper	834,615	725,149
Packaging Services	245,343	203,565
All Other Sonoco	188,447	181,226

Consolidated	$1,950,110	$1,735,779

Consolidated operating profits, also referred to as “Income before income taxes” on the Consolidated Statements of Income, are comprised of the following:

	Six Months Ended
	July 1, 2007	June 25, 2006
Income before income taxes:
Operating Profit
Consumer Packaging	$52,085	$52,156
Tubes and Cores/Paper	63,697	64,740
Packaging Services	22,945	17,698
All Other Sonoco	27,002	25,608
Restructuring Charges	(10,095)	(4,919)
Interest, net	(24,248)	(23,370)

Consolidated	$131,386	$131,913

Consumer Packaging
Sales in the Consumer Packaging segment increased approximately $56 million, or 9%, from last year’s first half. This increase was due primarily to acquisitions, which accounted for $36 million of the increase, volume growth, and the favorable impact of foreign currency translation. Favorable pricing of rigid paper containers and ends and closures in North America was partially offset by price reductions in flexible packaging. Year-to-date volume, excluding the impact of acquisitions, increased approximately 2% as nearly all business units reported growth.
Despite the benefit of the overall increase in sales, operating profit was basically flat as productivity improvements and the impact of volume growth, both organic and via acquisitions, was offset by an unfavorable shift in the mix of the business and increases in operating costs. Despite higher raw material costs, the segment was able to maintain a neutral price/cost relationship through price increases.
Tubes and Cores/Paper
Sales in the Tubes and Cores/Paper segment increased approximately $109 million, or 15%, from 2006 levels. This increase included additional revenue from acquired businesses totaling $32 million, the benefits of higher selling prices throughout the segment, volume increases and favorable foreign currency rates. Volume, excluding the impact of acquisitions, increased approximately 2%, primarily due to global tubes and cores.
Operating profit showed only a modest decline after absorbing a $20 million charge taken for an increase in environmental reserves. Despite significantly higher raw material costs, primarily for OCC, the segment maintained a positive price/cost relationship during the first six months of 2007. This favorable relationship, together with

SONOCO PRODUCTS COMPANY
productivity improvements, most notably in European and North American tubes and cores operations, were able to offset a significant portion of the environmental charge and higher operating costs.
Packaging Services
Sales during the first six months of 2007 in the Packaging Services segment increased approximately $42 million, or 21%, from 2006’s levels. Sales in the segment benefited from higher volume in both point-of-purchase displays and service center operations along with the favorable impact of foreign currency rates.
First half operating profit increased due to the higher point-of-purchase volume and productivity improvements, partially offset by an unfavorable mix in business and increased operating costs. Because the increased volume in service center operations was largely on a pass-through basis with little margin, the related increase in sales did not have a material impact on operating profits.
All Other Sonoco
Sales in All Other Sonoco increased $7 million, or 4% over the first six months of 2006. Volume growth and favorable foreign currency rates were the major factors behind the increase. Price changes were not significant during the period.
Operating profit increased on volume growth and productivity improvements in protective packaging, wire and cable reels and molded and extruded plastics. These gains were partially offset by an unfavorable shift in the mix of business and increased operating costs.
Financial Position, Liquidity and Capital Resources
The Company’s financial position remained strong during the first six months of 2007. Cash flows from operations totaled approximately $126.8 million in this year’s first six months, compared with approximately $157.4 million in the same period last year. This decrease of approximately $30.6 million was primarily the result of increased working capital.
Total debt increased by approximately $213 million to $977 million from $764 million at December 31, 2006, primarily reflecting higher amounts of outstanding commercial paper, which totaled $302 million and $89 million at July 1, 2007 and December 31, 2006, respectively. The higher debt was principally the result of funding the Company’s May 31, 2007 acquisition of Matrix Packaging, Inc. at a cost of approximately $212 million.
During the six months ended July 1, 2007, the Company received cash proceeds of approximately $46.5 million from the issuance of common stock, which related to the exercise of stock options. In addition, the Company funded capital expenditures of approximately $85.9 million, paid dividends of approximately $50.3 million, and repurchased 1,500,000 shares of its common stock at a cost of approximately $56.7 million.
At July 1, 2007, the Company had commodity swaps outstanding to fix the costs of a portion of anticipated raw materials and energy purchases. These swaps, which have maturities ranging from July 2007 to June 2010, qualify as cash flow hedges under FAS 133. The fair market value of these commodity swaps was a net unfavorable position of $0.8 million and $3.2 million at July 1, 2007 and December 31, 2006, respectively.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to legal proceedings and other exposures appears in Part I – Item 3 – “Legal Proceedings” and Part II – Item 8 – “Financial Statements and Supplementary Data” (Note 13 - “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and in Part I – Item 1 – “Financial Statements” (Note 11 – “Commitments and Contingencies”) of this report. As noted in the 10-K, in April 2006, the United States and the State of Wisconsin (plaintiffs) sued U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, and NCR Corporation (NCR), an unrelated company, to recover certain costs incurred for response activities undertaken regarding the release and threatened release of hazardous substances and specific areas of elevated concentrations of polychlorinated biphenyls in sediments in the Lower Fox River and Green Bay in northeastern Wisconsin (hereinafter the Site). Pursuant to a Consent Decree agreed to by NCR and U.S. Mills, the Site is to be cleaned up on an expedited basis and NCR and U.S. Mills started removing contaminated sediment in May 2007. The remediation will involve removal of sediment from the riverbed, dewatering of the sediment and storage at an offsite landfill. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation, which the Company currently estimates to be between $24 million and $26 million for the project as a whole. The actual costs associated with cleanup of this particular site are dependent upon many factors and it is reasonably possible that remediation costs could be higher than the current estimate of project costs.
In addition to the Site discussed above, as previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2006, U.S. Mills faces additional exposure related to potential natural resource damage and environmental remediation costs for a larger stretch of the lower Fox River, including the bay at Green Bay, which includes the Site discussed above (Operating Units 2 – 5). On April 9, 2007, U.S. Mills, in conjunction with other potentially responsible parties (PRPs), presented to the U.S. Environmental Protection Agency and the Wisconsin Department of Natural Resources a proposed schedule to mediate the allocation issues among eight PRPs, including U.S. Mills. Non-binding mediation began in May 2007 and should conclude in the third quarter of 2007. The mediation proceedings have caused U.S. Mills to revise its estimate of the range of loss it is probable that it will suffer in connection with the remediation of Operating Units 2 – 5. Accordingly, U.S. Mills recorded a charge of $20 million in the second quarter of 2007 representing the minimum estimated amount of potential loss U.S. Mills is

SONOCO PRODUCTS COMPANY
likely to incur. As has previously been disclosed, the upper end of the range may exceed the net worth of U.S. Mills; however, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for the legacy environmental liabilities of U.S. Mills. Accordingly, the Company continues to believe that the maximum additional exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $80 million at July 1, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum
			Shares Purchased as	Number of Shares
			Part of Publicly	that May Yet be
	(a) Total Number of	(b) Average Price	Announced Plans or	Purchased under the
Period	Shares Purchased[1]	Paid per Share	Programs[2]	Plans or Programs[2]
4/02/07 – 5/06/07	3,805	$41.88	—	5,000,000
5/07/07 – 6/03/07	1,018	$43.22	—	5,000,000
6/04/07 – 7/01/07	1,364	$43.89	—	5,000,000
Total	6,187	$42.54	—	5,000,000

[1]	The shares purchased include 6,187 shares withheld to cover the tax withholding obligations in association with the exercise of stock appreciation rights. These shares were not repurchased as part of a publicly announced plan or program.

[2]	On April 19, 2006, the Company’s Board of Directors rescinded all then existing programs in conjunction with its approval of a new program which authorized the repurchase of up to 5.0 million shares of the Company’s common stock. This new repurchase program does not have a specific expiration date. On February 7, 2007, the Company’s Board of Directors, in anticipation of a pending 1.5 million share repurchase, authorized the reinstatement of those shares to its existing 5.0 million share authorization. On February 8, 2007, the Company completed the repurchase of 1.5 million shares of its common stock and, accordingly, 5.0 million shares remain available for repurchase.
Item 4. Submission of Matters to a Vote of Security Holders.
Incorporated by reference to Item 4 of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007.
Item 6. Exhibits.

Exhibit 15 –	Letter re: unaudited interim financial information

Exhibit 31 –	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

Exhibit 32 –	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

SONOCO PRODUCTS COMPANY
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY (Registrant)

Date: July 31, 2007	By: /s/ Charles J. Hupfer Charles J. Hupfer
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