Form 10-Q
period 2007-09-30
SONOCO PRODUCTS CO
filed 2007-10-30
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at October 26, 2007:
Common stock, no par value: 99,424,809

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	September 30,	December 31,
	2007	2006*
Assets
Current Assets
Cash and cash equivalents	$80,854	$86,498
Trade accounts receivable, net of allowances	549,385	459,022
Other receivables	36,619	33,287
Inventories:
Finished and in process	142,438	126,067
Materials and supplies	196,338	177,781
Prepaid expenses and other	107,394	60,143

	1,113,028	942,798
Property, Plant and Equipment, Net	1,096,047	1,019,594
Goodwill	817,878	667,288
Other Intangible Assets, Net	141,575	95,885
Other Assets	192,300	191,113

Total Assets	$3,360,828	$2,916,678

Liabilities and Shareholders’ Equity
Current Liabilities
Payable to suppliers	$391,557	$357,856
Accrued expenses and other	283,444	243,387
Notes payable and current portion of long-term debt	59,269	51,903
Accrued taxes	8,386	6,678

	742,656	659,824
Long-Term Debt, Net of Current Portion	916,275	712,089
Pension and Other Postretirement Benefits	226,142	209,363
Deferred Income Taxes and Other	142,453	116,334
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 99,423 and 100,550 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	7,175	7,175
Capital in excess of stated value	388,059	430,002
Accumulated other comprehensive loss	(183,883)	(262,305)
Retained earnings	1,121,951	1,044,196

Total Shareholders’ Equity	1,333,302	1,219,068

Total Liabilities and Shareholders’ Equity	$3,360,828	$2,916,678

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2007	2006	2007	2006
Net sales	$1,029,764	$931,522	$2,979,874	$2,667,301
Cost of sales	842,485	749,954	2,417,357	2,155,531
Selling, general and administrative expenses	96,881	88,777	306,390	258,777
Restructuring / Asset impairment charges	17,401	1,064	27,496	5,983

Income before interest and income taxes	72,997	91,727	228,631	247,010
Interest expense	16,188	12,542	45,261	38,659
Interest income	(2,134)	(1,801)	(6,959)	(4,548)

Income before income taxes	58,943	80,986	190,329	212,899
Provision for income taxes	(2,029)	23,191	39,541	66,487

Income before equity in earnings of affiliates/minority interest in subsidiaries	60,972	57,795	150,788	146,412
Equity in earnings of affiliates/minority interest in subsidiaries, net of tax	3,561	3,296	9,200	9,165

Net income	$64,533	$61,091	$159,988	$155,577

Weighted average common shares outstanding:
Basic	100,775	99,569	100,831	99,763

Diluted	101,859	101,011	102,243	101,176

Per common share:
Net income:
Basic	$0.64	$0.61	$1.59	$1.56

Diluted	$0.63	$0.60	$1.56	$1.54

Cash dividends	$0.26	$0.24	$0.76	$0.71

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,	September 24,
	2007	2006*
Cash Flows from Operating Activities:
Net income	$159,988	$155,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	133,591	121,566
Environmental charges	21,100	—
Non-cash share-based compensation expense	7,782	9,181
Equity in earnings of affiliates/minority interest in subsidiaries	(9,200)	(9,165)
Loss (gain) on disposition of assets/asset impairment	17,660	(4,650)
Tax effect of nonqualified stock options	9,525	9,868
Excess tax benefit of share-based compensation	(9,266)	(9,868)
Deferred taxes	(11,931)	(761)
Cash dividend from affiliated companies	7,638	6,151
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Receivables	(53,096)	(47,572)
Inventories	(15,525)	20,496
Prepaid expenses	(32,239)	475
Payables and taxes	12,988	60,516
Benefit plan contributions	(9,529)	(7,591)
Other assets and liabilities	28,420	19,552

Net cash provided by operating activities	257,906	323,775

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(135,279)	(87,529)
Cost of acquisitions, exclusive of cash acquired	(215,341)	(40,017)
Proceeds from the sale of assets	11,618	19,157
Investment in affiliates and other	2,652	(2,328)

Net cash used in investing activities	(336,350)	(110,717)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	33,868	31,474
Principal repayment of debt	(32,558)	(58,181)
Net increase (decrease) in commercial paper borrowings	206,000	(30,000)
Net (decrease) increase in bank overdrafts	(1,325)	425
Excess tax benefit of share-based compensation	9,266	9,868
Cash dividends — common	(76,646)	(70,749)
Shares acquired	(108,139)	(82,669)
Common shares issued	49,445	44,384

Net cash provided by (used in) financing activities	79,911	(155,448)

Effects of Exchange Rate Changes on Cash	(7,111)	707

Net (Decrease) Increase in Cash and Cash Equivalents	(5,644)	58,317
Cash and cash equivalents at beginning of period	86,498	59,608

Cash and cash equivalents at end of period	$80,854	$117,925

*	Prior year’s data have been reclassified to conform to the current year’s presentation.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Note 1: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
With respect to the unaudited condensed consolidated financial information of the Company for the three and nine month periods ended September 30, 2007 and September 24, 2006 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 30, 2007, appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.
Note 2: Acquisitions
During the second quarter of 2007, the Company acquired Matrix Packaging, Inc., a blow-mold packaging business with operations in the United States and Canada. This acquisition, which is expected to generate annual sales of approximately $140,000, is included in the Consumer Packaging segment. Also in the second quarter, the Company acquired a small tube and core business in Mexico, which is included in the Tubes and Cores/Paper segment. During the third quarter of 2007, the Company acquired a small corner post business in the United States, which is included in All Other Sonoco. The aggregate cost of these acquisitions was approximately $215,000 in cash. In conjunction with these acquisitions, the Company recorded a preliminary fair value of assets acquired as follows: identifiable intangibles of approximately $50,000, goodwill of approximately $126,000 (none of which is expected to be deductible for income tax purposes) and other net tangible assets of approximately $39,000. The Company has accounted for these acquisitions as purchases and, accordingly, has included their results of operations in consolidated net income from the date of acquisition.
Note 3: Shareholders’ Equity
Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2007	2006	2007	2006
Numerator:
Net income	$64,533	$61,091	$159,988	$155,577

Denominator:
Weighted average common shares outstanding	100,775,000	99,569,000	100,831,000	99,763,000
Dilutive effect of:
Stock-based compensation	1,084,000	1,442,000	1,412,000	1,413,000

Dilutive shares outstanding	101,859,000	101,011,000	102,243,000	101,176,000

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2007	2006	2007	2006
Reported net income per common share:
Basic	$0.64	$0.61	$1.59	$1.56

Diluted	$0.63	$0.60	$1.56	$1.54

Stock options to purchase approximately 617,000 and 1,828,000 shares at September 30, 2007 and September 24, 2006, respectively, were not dilutive and, therefore, are excluded from the computations of diluted income per common share amounts. No adjustments were made to reported net income in the computations of earnings per share.
Stock Repurchases
On April 19, 2006, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. This authorization does not have a specific expiration date. On February 7, 2007, the Company’s Board of Directors, in anticipation of a pending 1,500,000 share repurchase, authorized the reinstatement of those shares to its existing 5,000,000 share authorization. On February 8, 2007, the Company completed the repurchase of 1,500,000 shares of its common stock and, accordingly, 5,000,000 shares remained available for repurchase. On August 27, 2007, the Company completed an additional repurchase of 1,500,000 shares of its common stock On October 15, 2007, the Company’s Board of Directors reinstated 1,500,000 shares to its authorization, returning the total number of shares available for future repurchase to 5,000,000 as of that date.
Note 4: Restructuring and Asset Impairment
The Company has two active restructuring plans, one of which was approved in October 2006 (the 2006 Plan), and the other in August 2003 (the 2003 Plan). In addition, during the third quarter of 2007, the Company recognized asset impairment charges that are unrelated to any of its current restructuring activities. During the three- and nine-month periods ended September 30, 2007 and September 24, 2006, the Company recognized total restructuring and asset impairment charges, net of adjustments, of:

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2007	2006	2007	2006
Restructuring	$2,296	$1,064	$12,391	$5,983
Asset impairment	15,105	—	15,105	—

Total	17,401	1,064	27,496	5,983
Income tax benefit	(5,835)	(353)	(8,290)	(2,127)

Restructuring / Asset impairment charges, net of adjustments (after tax)	$11,566	$711	$19,206	$3,856

Restructuring and asset impairment charges attributable to the minority interest share of the Company’s equity method investments is also reflected in “Equity in earnings of affiliates/minority interest in subsidiaries, net of tax” in the Company’s Condensed Consolidated Statements of Income. Additional disclosure concerning 2007 asset impairment charges and the 2006 and 2003 restructuring plans is provided below.
Restructuring and asset impairment charges are included in “Restructuring / Asset impairment charges” in the Condensed Consolidated Statements of Income, except for restructuring charges applicable to equity method investments, which are included in “Equity in earnings of affiliates/minority interest in subsidiaries, net of tax.”

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Additional disclosure concerning 2007 asset impairment charges and the 2006 and 2003 restructuring plans is provided below.
Asset Impairment Charges
The current period asset impairment charges relate primarily to the write down of property, plant and equipment at three of the Company’s operations. In each case, assets were determined to be impaired as a result of changes in business conditions and/or contractual arrangements. The impairment charges are comprised of $11,260 at a metal ends plant in Brazil (Consumer Packaging Segment), $3,400 at a rigid plastics plant in the United States (Consumer Packaging Segment), and $445 at a molded plastics plant in Turkey (All Other Sonoco).
The impairment in Brazil relates to certain capitalized costs that will have no future value due to management’s decision to close the operation and to move the production lines to the United States. Accordingly, an impairment loss was recognized as the carrying amounts of those assets were fully reserved. In addition, the charge includes approximately $3,100 of value added tax receivables that are not likely to be realized as the Company does not currently expect to generate the qualifying Brazilian sales needed for recovery.
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
The total pre-tax cost of the 2006 Plan is estimated to be approximately $39,600, most of which is related to severance and other termination costs. Accordingly, the vast majority of the total restructuring cost will result in the expenditure of cash. As of September 30, 2007, the Company had incurred total charges of $30,054 associated with these activities. The following table provides additional details of the cumulative charges recognized through September 30, 2007:

	Severance	Asset
2006 Plan	and	Impairment/	Other
Restructuring Charges	Termination	Disposal	Exit
Inception to Date	Benefits	of Assets	Costs	Total

Tubes and Cores/Paper Segment	$11,313	$3,913	$4,220	$19,446
Consumer Packaging Segment	4,753	2,547	1,138	8,438
Packaging Services Segment	528	—	—	528
All Other Sonoco	847	261	534	1,642

Cumulative Restructuring Charges, net of adjustments	$17,441	$6,721	$5,892	$30,054

The Company expects to recognize an additional pre-tax cost of approximately $9,500 associated with the 2006 Plan. These expected charges consist primarily of severance and termination benefits. Of these future costs, it is estimated that $9,100 will impact the Tubes and Cores/Paper segment, $300 will impact the Consumer Packaging segment, and $100 will impact All Other Sonoco.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
During the three months ended September 30, 2007, the Company recognized restructuring charges associated with the 2006 Plan of $2,458, net of adjustments. The following table provides additional details of these net charges:

	Severance	Asset
2006 Plan	and	Impairment/	Other
Restructuring Charges	Termination	Disposal	Exit
Third Quarter	Benefits	of Assets	Costs	Total
2007
Tubes and Cores/Paper Segment	$1,398	$(84)	$789	$2,103
Consumer Packaging Segment	68	(50)	289	307
Packaging Services Segment	—	—	—	—
All Other Sonoco	—	—	48	48

Total	$1,466	$(134)	$1,126	$2,458

The net charges for the three months ended September 30, 2007, relate primarily to the announced closures of the following: rigid packaging production lines in the United Kingdom, a paper mill in France, two tube and core plants in Canada, a tube and core plant in the United States and a molded plastics plant in the United States.
The minority interest holder’s portion of restructuring costs that were charged to expense during the three months ended September 30, 2007, totaled $13 after tax.
During the nine months ended September 30, 2007, the Company recognized restructuring charges associated with the 2006 Plan of $12,556, net of adjustments. The following table provides additional details of these net charges:

	Severance	Asset
2006 Plan	and	Impairment/	Other
Restructuring Charges	Termination	Disposal	Exit
Year to Date	Benefits	of Assets	Costs	Total
2007
Tubes and Cores/Paper Segment	$2,848	$(707)	$2,090	$4,231
Consumer Packaging Segment	3,696	2,237	983	6,916
Packaging Services Segment	451	—	—	451
All Other Sonoco	472	—	486	958

Total	$7,467	$1,530	$3,559	$12,556

The net charges for the nine months ended September 30, 2007, relate primarily to the announced closures of the following: a rigid packaging plant in Germany, rigid packaging production lines in the United Kingdom, a paper mill in France, two tube and core plants in Canada, a tube and core plant in the United States and a molded plastics plant in the United States.
The minority interest holder’s portion of restructuring costs that were charged to expense during the nine months ended September 30, 2007, totaled $56 after tax.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The following table sets forth the activity in the 2006 Plan restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

	Severance	Asset
2006 Plan	and	Impairment/	Other
Accrual Activity	Termination	Disposal	Exit
2007 Year to Date	Benefits	of Assets	Costs	Total

Liability, December 31, 2006	$8,264	$—	$1,685	$9,949
New charges	7,878	2,519	3,534	13,931
Cash (payments)/receipts	(12,791)	982	(4,803)	(16,612)
Asset writedown/disposals (noncash)	—	(2,512)	—	(2,512)
Foreign currency translation	359	—	68	427
Adjustments and disposal of assets	(411)	(989)	25	(1,375)

Liability, September 30, 2007	$3,299	$—	$509	$3,808

During the nine months ended September 30, 2007, the Company recognized pre-tax asset impairment charges totaling $2,519. Most of this cost was associated with the sale of a rigid packaging business in Germany and the closure of a rigid packaging production line in the United Kingdom. Both of these operations were part of the Consumer Packaging segment. Favorable adjustments of $989 were recorded during this same period related primarily to the sale of equipment previously impaired as the result of the closure of a paper mill in France. This operation was reported in the Tubes and Cores/Paper segment.
Other exit costs consist primarily of building lease termination charges and other miscellaneous exit costs.
The Company expects to pay the majority of the remaining 2006 Plan restructuring costs, with the exception of ongoing pension subsidies and certain building lease termination expenses, by the end of 2007, using cash generated from operations.
The 2003 Plan
In August 2003, the Company announced general plans to reduce its overall cost structure by $54,000 pretax by realigning and centralizing a number of staff functions and eliminating excess plant capacity. Pursuant to these plans, the Company has initiated or completed 22 plant closings and has reduced its workforce by approximately 1,120 employees. As of September 30, 2007, the Company had incurred cumulative charges, net of adjustments, of approximately $102,841 pretax associated with these activities. The following table provides additional details of these net charges:

	Severance	Asset
2003 Plan	and	Impairment/	Other
Restructuring Charges	Termination	Disposal	Exit
Inception to Date	Benefits	of Assets	Costs	Total

Tubes and Cores/Paper Segment	$36,724	$17,048	$19,103	$72,875
Consumer Packaging Segment	11,195	5,084	4,730	21,009
Packaging Services Segment	333	—	—	333
All Other Sonoco	2,999	326	92	3,417
Corporate	5,094	—	113	5,207

Cumulative Restructuring Charges, net of adjustments	$56,345	$22,458	$24,038	$102,841

The Company expects to recognize additional costs of approximately $100 pretax associated with the 2003 Plan. These costs are expected to be comprised of other exit costs within the Tubes and Cores/Paper segment.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
During the three months ended September 30, 2007, the Company recognized a net restructuring credit of $164 in connection with the 2003 Plan, compared with a net restructuring charge of $1,064 recognized during the same period last year. The current year’s net credit resulted from adjustments to previously recognized lease termination costs at a rigid packaging facility in the United States and severance costs at two European tube and core operations. These costs were settled for less than originally expected resulting in a favorable adjustment to restructuring expense. These favorable adjustments were partially offset by other exit costs incurred during the period associated with a previously closed paper mill in the United States and previously closed tube and core plants in the United States and Europe. The following table provides additional details of these net charges:

	Severance	Asset
2003 Plan	and	Impairment/	Other
Restructuring Charges	Termination	Disposal	Exit
Third Quarter	Benefits	of Assets	Costs	Total
2007
Tubes and Cores/Paper Segment	$(149)	$—	$441	$292
Consumer Packaging Segment	—	—	(456)	(456)

Total	$(149)	$—	$(15)	$(164)

2006
Tubes and Cores/Paper Segment	$(138)	$—	$820	$682
Consumer Packaging Segment	182	498	(302)	378
All Other Sonoco	4	—	—	4

Total	$48	$498	$518	$1,064

The minority interest holder’s portion of restructuring costs that were charged to expense during the three months ended September 24, 2006, totaled $142 after tax.
During the nine months ended September 30, 2007 and September 24, 2006, the Company recognized restructuring (credits)/charges, net of adjustments, of $(167) and $5,983, respectively. The current year’s net credit resulted from a gain on the sale of a building and tract of land adjoining a paper mill in Downingtown, Pennsylvania, that was shut down in 2005 and from adjustments to previously recognized lease termination costs at a rigid packaging facility in the United States and severance costs at two European tube and core operations. These costs were settled for less than originally expected resulting in a favorable adjustment to restructuring expense. The gain and favorable adjustments exceeded other exit costs incurred during the period associated with this paper mill and previously closed tube and core plants in the United States and Europe. The following table provides additional details of these net charges:

	Severance	Asset
2003 Plan	and	Impairment/	Other
Restructuring Charges	Termination	Disposal	Exit
Year to Date	Benefits	of Assets	Costs	Total
2007
Tubes and Cores/Paper Segment	$(210)	$(1,025)	$1,524	$289
Consumer Packaging Segment	—	—	(456)	(456)

Total	$(210)	$(1,025)	$1,068	$(167)

2006
Tubes and Cores/Paper Segment	$1,273	$2	$3,637	$4,912
Consumer Packaging Segment	849	498	(280)	1,067
All Other Sonoco	4	—	—	4

Total	$2,126	$500	$3,357	$5,983

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The minority interest holder’s portion of restructuring costs that were charged to expense during the nine months ended September 24, 2006, totaled $363 after tax.
The following table sets forth the activity in the 2003 Plan restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

		Asset
2003 Plan	Severance and	Impairment/	Other
Accrual Activity	Termination	Disposal	Exit
2007 Year to Date	Benefits	of Assets	Costs	Total

Liability, December 31, 2006	$567	$—	$4,112	$4,679
New charges	—	—	1,522	1,522
Cash (payments)/receipts	(134)	2,104	(2,117)	(147)
Asset writedown/disposals (noncash)	—	(1,079)	—	(1,079)
Foreign currency translation	16	—	122	138
Adjustments and disposal of assets	(210)	(1,025)	(454)	(1,689)

Liability, September 30, 2007	$239	$—	$3,185	$3,424

During the nine months ended September 30, 2007, the Company received cash of $2,104 in connection with the sale of a building and tract of land associated with a paper mill in Downingtown, Pennsylvania. The mill had been closed in 2005 and an impairment charge recognized as the assets were written down to their estimated fair value. The sale resulted in a favorable adjustment to restructuring as the sales proceeds were in excess of their previously estimated fair value. This adjustment was related to the Tubes and Cores/Paper segment.
Other exit costs consist primarily of building lease termination charges and other miscellaneous exit costs.
The Company expects to pay the majority of the remaining restructuring costs, with the exception of ongoing pension subsidies and certain building lease termination expenses, by the end of 2007, using cash generated from operations.
Note 5: Comprehensive Income
The following table reconciles net income to comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2007	2006	2007	2006
Net income	$64,533	$61,091	$159,988	$155,577
Other comprehensive income:
Foreign currency translation adjustments	42,206	12,820	77,797	26,692
Changes in defined benefit plans	(4,717)	—	435	—
Changes in derivative financial instruments, net of income tax	(1,669)	(5,496)	190	(13,005)

Comprehensive income	$100,353	$68,415	$238,410	$169,264

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable, for the nine months ended September 30, 2007:

	Foreign Currency	Defined	Derivative	Accumulated
	Translation	Benefit	Financial	Other
	Adjustments	Plans	Instruments	Comprehensive Loss

Balance at December 31, 2006	$(22,630)	$(237,616)	$(2,059)	$(262,305)
Year-to-date change	77,797	435	190	78,422

Balance at September 30, 2007	$55,167	$(237,181)	$(1,869)	$(183,883)

At September 30, 2007, the Company had commodity swaps outstanding to fix the costs of a portion of raw materials and energy. These swaps, which have maturities ranging from October 2007 to June 2010, qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133 ‘Accounting for Derivative Instruments and Hedging Activities.’ The fair market value of these commodity swaps was a net unfavorable position of $3,393 at September 30, 2007, and $3,223 at December 31, 2006.
The cumulative deferred tax benefit associated with the Defined Benefit Plans was $138,354 at September 30, 2007, and $138,790 at December 31, 2006. Additionally, the cumulative deferred tax benefit of Derivative Financial Instruments was $1,111 and $1,164 at September 30, 2007 and December 31, 2006, respectively. The tax effect on Derivative Financial Instruments for the three and nine months ended September 30, 2007 was $985 and $(53), respectively.
Note 6: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill for the nine months ended September 30, 2007 is as follows:

	Tubes and Cores	Consumer	Packaging
	/Paper	Packaging	Services	All Other
	Segment	Segment	Segment	Sonoco	Total

Balance as of December 31, 2006	$225,957	$224,657	$150,973	$65,701	$667,288
2007 Acquisitions	—	126,434	—	—	126,434
Foreign currency translation	11,758	14,873	44	198	26,873
Other	—	(2,423)	—	—	(2,423)
Adjustments	254	(529)	1	(20)	(294)

Balance as of September 30, 2007	$237,969	$363,012	$151,018	$65,879	$817,878

The Company disposed of $1,888 of goodwill associated with the sale of a rigid packaging business in Germany in the second quarter of 2007 and disposed of $535 of goodwill associated with the sale of a rigid packaging business in Belgium in the third quarter of 2007. The goodwill disposed of totaled $2,423 and is shown above under the caption “Other”.
Adjustments to goodwill consist primarily of changes to deferred tax valuation allowances established in connection with acquisitions made in prior years.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
During the third quarter of 2007, the Company completed its annual test for goodwill impairment in accordance with Statement of Financial Accounting Standards No. 142, ‘Goodwill and Other Intangible Assets’ (FAS 142). Based on the results of this evaluation, the Company concluded that there was no impairment of goodwill for any of our reporting units. This evaluation used forward-looking projections, which included expected improvement in results at certain reporting units, most notably, the Flexible Packaging operations within the Consumer Packaging segment. The assessment of the relevant facts and circumstances is ongoing, and if actual performance in this reporting unit falls significantly short of the projected results, a non-cash impairment charge may be required.
Other Intangible Assets
A summary of other intangible assets as of September 30, 2007 and December 31, 2006 is as follows:

	September 30, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Patents	$3,360	$3,263	$3,360	$3,255
Customer lists	160,552	28,936	108,741	20,651
Land use rights	7,086	2,954	6,855	2,797
Supply agreements	1,000	625	1,000	550
Other	11,048	5,693	8,302	5,120

Total	$183,046	$41,471	$128,258	$32,373

The Company recorded $49,965 of identifiable intangibles in connection with 2007 acquisitions. Of this total, $47,250 related to customer lists and $2,715 to other identifiable intangibles, primarily trademarks and non-compete agreements.
Other intangible assets are amortized, usually on a straight-line basis, over their respective useful lives, which generally range from three to fifteen years. Aggregate amortization expense was $3,110 and $1,593 for the three months ended September 30, 2007 and September 24, 2006, respectively, and $8,147 and $5,766 for the nine months ended September 30, 2007 and September 24, 2006, respectively. Amortization expense on other intangible assets is expected to approximate $11,527 in 2007, $13,192 in 2008, $12,584 in 2009, $12,243 in 2010 and $12,045 in 2011.
Note 7: Dividend Declarations
On July 18, 2007, the Board of Directors declared a regular quarterly dividend of $0.26 per share. This dividend was paid September 10, 2007 to all shareholders of record as of August 17, 2007.
On October 16, 2007, the Board of Directors declared a regular quarterly dividend of $0.26 per share. This dividend is payable December 10, 2007 to all shareholders of record as of November 16, 2007.
Note 8: Employee Benefit Plans
The Company provides non-contributory defined benefit pension plans for a majority of its employees in the United States and certain of its employees in Mexico and Belgium. Effective December 31, 2003, the Company froze participation for newly hired salaried and non-union hourly U.S. employees in its traditional defined benefit plan. The Company has a defined contribution plan, the Sonoco Investment and Retirement Plan (SIRP), covering its non-union U.S. employees hired on or after January 1, 2004. The Company also sponsors contributory pension plans covering the majority of its employees in the United Kingdom, Canada, and the Netherlands, as well as postretirement healthcare and life insurance benefits to the majority of its retirees and their eligible dependents in the United States and Canada.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
     The components of net periodic benefit cost include the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2007	2006	2007	2006
Retirement Plans
Service cost	$7,298	$5,990	$21,725	$20,878
Interest cost	17,316	14,734	52,050	46,810
Expected return on plan assets	(21,981)	(18,645)	(65,866)	(58,971)
Amortization of net transition obligation	58	154	174	457
Other	12	—	12	—
Amortization of prior service cost	495	374	1,461	1,180
Amortization of net actuarial loss	4,913	6,373	15,440	20,449

Net periodic benefit cost	$8,111	$8,980	$24,996	$30,803

Retiree Health and Life Insurance Plans
Service cost	$586	$607	$1,810	$1,859
Interest cost	1,109	988	3,577	3,718
Expected return on plan assets	(542)	(554)	(1,584)	(1,690)
Amortization of prior service cost	(2,427)	(2,602)	(7,279)	(7,117)
Amortization of net actuarial loss	741	1,117	3,027	4,185

Net periodic benefit (income)cost	$(533)	$(444)	$(449)	$955

During the nine months ended September 30, 2007, the Company made contributions of $8,128 to its retirement and retiree health and life insurance plans. The Company anticipates that it will make additional contributions of approximately $3,300 in 2007. The Company also contributed $1,401 to the SIRP during this same nine-month period. No additional SIRP contributions are expected during the remainder of 2007.
Note 9: Income Taxes
The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. As a result of the adoption, the Company recorded a reduction of approximately $5,600 to the January 1, 2007 balance of retained earnings.
The Company’s total liability for uncertain tax positions was approximately $61,000, exclusive of interest and penalties, at the date of adoption. Of this balance, approximately $39,200 would have had an impact on the effective tax rate if ultimately recognized. At the end of third quarter of 2007, the Company’s total liability for uncertain tax positions was approximately $50,000. Of this balance, approximately $27,300 will have an impact on the effective tax rate if ultimately recognized. Changes in uncertain tax positions reduced the Company’s reported income tax expense for the first nine months of 2007 by approximately $11,700. These changes were due primarily to the expiration of the statutes of limitations in various taxing jurisdictions within the United States. The Company’s 2007 year-to-date effective tax rate of 20.8% varies from the statutory rate due largely to these changes in uncertain tax positions.
The Company continues to recognize interest and/or penalties related to income taxes as part of income tax expense and, at the date of adoption, had approximately $4,700 accrued for interest, net of tax.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, or non-U.S., income tax examinations by tax authorities for years before 2004. With respect to state and local income taxes, the Company is no longer subject to examination prior to 2002, with few exceptions.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental. Management believes that any reasonable foreseeable outcome related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis.
Note 10: New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued FAS 157, “Fair Value Measurements,” which defines fair value, established a framework for measuring fair value and expands disclosures about fair value measurements. This Statement will become effective for the Company as of January 1, 2008. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial statements.
In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This Statement permits companies to elect to measure eligible items at fair value. At each reporting date subsequent to adoption, unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings (or another performance indicator if the business entity does not report earnings). This Statement will become effective for the Company as of January 1, 2008. Early adoption is permitted. The adoption of FAS 159 is not expected to have a material impact on the Company’s financial statements.
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
The following table sets forth net sales, intersegment sales and operating profit for the Company’s three reportable segments and All Other Sonoco. Operating profit at the segment level is defined as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income, adjusted for restructuring and asset impairment charges, which are not allocated to the reporting segments.
FINANCIAL SEGMENT INFORMATION

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2007	2006	2007	2006
Net Sales:
Consumer Packaging	$369,472	$328,649	$1,051,178	$954,488
Tubes and Cores/Paper	433,686	387,477	1,268,300	1,112,626
Packaging Services	132,445	122,014	377,787	325,579
All Other Sonoco	94,161	93,382	282,609	274,608

Consolidated	$1,029,764	$931,522	$2,979,874	$2,667,301

Intersegment Sales:
Consumer Packaging	$748	$612	$2,375	$2,718
Tubes and Cores/Paper	23,642	22,698	70,181	65,895
Packaging Services	197	—	521	38
All Other Sonoco	11,642	9,480	32,720	28,170

Consolidated	$36,229	$32,790	$105,797	$96,821

Income Before Income Taxes:
Operating Profit
Consumer Packaging	$23,696	$27,998	$75,781	$80,154
Tubes and Cores/Paper[1]	42,339	42,817	106,036	107,557
Packaging Services	10,924	9,424	33,869	27,122
All Other Sonoco	13,439	12,552	40,441	38,160
Restructuring / Asset impairment charges	(17,401)	(1,064)	(27,496)	(5,983)
Interest, net	(14,054)	(10,741)	(38,302)	(34,111)

Consolidated	$58,943	$80,986	$190,329	$212,899

[1]	Operating profits for the three- and nine-month periods ended September 30, 2007, reflect an environmental remediation charge of $1,100 and $21,100, respectively. See Note 12 to the Company’s Condensed Consolidated Financial Statements for details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Note 12: Commitments and Contingencies
The Company is a party to various legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings. Some of these exposures have the potential to be material. Information with respect to these and other exposures appears in Part I — Item 3 — “Legal Proceedings” and Part II — Item 8 — “Financial Statements and Supplementary Data” (Note 13 - “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and in Part II — Item 1 of this report. The Company cannot currently estimate the final outcome of many of the items described or the ultimate amount of potential losses.
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
Environmental Matters
During the fourth quarter of 2005, the United States Environmental Protection Agency (EPA) notified U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, that U.S. Mills and NCR Corporation (NCR), an unrelated party, would be jointly held responsible to undertake a program to remove and dispose of certain PCB-contaminated sediments at a particular site on the lower Fox River in Wisconsin. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation, which the Company currently estimates to be between $26,200 and $29,100 for the project as a whole. The low end of this range increased by $2,200 during the third quarter of 2007; accordingly, U.S. Mills recorded a charge of $1,100 in the third quarter for their estimated share of the additional remediation cost. The actual costs associated with cleanup of this particular site are dependent upon many factors and it is reasonably possible that remediation costs could be higher than the current estimate of project costs. The Company acquired U.S. Mills in 2001, and the alleged contamination predates the acquisition.
In February 2007, the EPA and Wisconsin Department of Natural Resources issued a general notice of potential liability under CERCLA and a request to participate in remedial action implementation negotiations relating to a stretch of lower Fox River, including the bay at Green Bay, (Operating Units 2 — 5) to eight potentially responsible parties, including U.S. Mills. Operating Units 2 — 5 comprise a vastly larger area than the site referred to in the paragraph above. Although it has not accepted any liability, U.S. Mills is reviewing this information and discussing possible remediation scenarios, and the allocation of responsibility therefor, with other potentially responsible parties. On April 9, 2007, U.S. Mills, in conjunction with other potentially responsible parties, presented to the EPA and the Wisconsin Department of Natural Resources a proposed schedule to mediate the allocation issues among eight potentially responsible parties, including U.S. Mills. Non-binding mediation began in May 2007 and is currently in recess but is expected to continue although no agreement among the parties appears imminent. The mediation proceedings have caused U.S. Mills to revise its estimate of the range of loss probable to be incurred in connection with the remediation of Operating Units 2 — 5. Accordingly, U.S. Mills recorded a charge of $20,000 in the second quarter for the remediation of Operating Units 2 — 5. The second quarter charge represents the minimum estimated amount of potential loss U.S. Mills believes it is likely to incur. Developments since the second quarter, including the ongoing mediation, have not provided U.S. Mills with a reasonable basis for further revising its estimate of the range of possible loss. Although U.S. Mills’ ultimate share of the liability could conceivably exceed its net worth, Sonoco Products Company believes the maximum additional exposure to Sonoco’s consolidated financial position is limited to the equity position of U.S. Mills which was approximately $80,000 as of September 30, 2007, excluding any tax benefits that may reduce the net charge.

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
As of September 30, 2007, and December 31, 2006, the Company (and its subsidiaries) had accrued $30,071 and $15,316, respectively, related to environmental contingencies. These accruals include $26,789 and $11,661 for U.S. Mills at September 30, 2007 and December 31, 2006, respectively. U.S. Mills has insurance pursuant to which it may recover some or all of the costs it ultimately incurs, or it may be able to recoup some or all of such costs from third parties. There can be no assurance that such claims for recovery would be successful and no amounts have been recognized in the consolidated financial statements of the Company for such potential recovery or recoupment.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Directors of Sonoco Products Company:
We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of September 30, 2007, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2007 and September 24, 2006 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and September 24, 2006. These interim financial statements are the responsibility of the Company’s management.
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
October 30, 2007

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

SONOCO PRODUCTS COMPANY
COMPANY OVERVIEW
Sonoco is a leading manufacturer of industrial and consumer packaging products and provider of packaging services, with over 330 locations in 35 countries.
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
Third Quarter 2007 Compared with Third Quarter 2006
RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended September 30, 2007 versus the three months ended September 24, 2006.
OVERVIEW
Net income for the third quarter of 2007 was $64.5 million, an increase of 6 percent compared to $61.1 million for the same period in 2006. Results for the current year third quarter included after-tax asset impairment charges of $9.9 million primarily at the Company’s metal ends plant in Brazil and its rigid plastics plant in Wisconsin, after-tax restructuring of $1.6 million related to previously announced cost-reduction measures, and a $.6 million after-tax environmental reserve adjustment associated with a subsidiary’s paper operation. The Company reported a net income tax benefit of $2.0 million for the third quarter, primarily due to the release of reserves for uncertain tax positions upon expiration of their related statutory assessment periods. Prior year results included $.6 million of after-tax restructuring charges. Gross profit increased 3% year over year despite a decline in the gross profit margin to 18.2%, compared with 19.5% in the same period of 2006. Higher average selling prices and productivity improvements were partially offset by increases in material and other costs.
OPERATING REVENUE
Net sales for the third quarter of 2007 were $1,030 million, compared to $931 million for the third quarter of 2006, an increase of $99 million.
The components of the sales change were:

($ in millions)

Acquisitions/Divestitures	$53
Selling Prices	19
Currency Exchange Rates	28
Volume	(1)

Total Sales Increase	$99

The selling price impact reflects price increases implemented over the past year, primarily in the Tubes and Cores/Paper segment, to offset the higher costs of material, labor, energy and freight. The acquisitions late in 2006 of Clear Pack Company and the remaining 75% interest in Demolli Industria Cartaria S.p.A., combined with the second quarter 2007 purchase of Matrix Packaging, Inc., accounted for the majority of the impact of acquisitions on net sales. Excluding the impact of these acquisitions, company-wide volume was essentially flat with third quarter 2006 levels. Domestic sales were $645 million, up 8.3% over third quarter 2006, while international sales were $384 million, up 14.6% over third quarter 2006. These increases were driven by acquisitions and the impact of currency translation on international results.

SONOCO PRODUCTS COMPANY
COSTS AND EXPENSES
The average market price for old corrugated containers (OCC), one of the Company’s largest cost components, was significantly higher than the same period last year and is expected to remain higher than comparable prior periods for the near future. As has been the case in recent quarters, managing price swings in OCC is expected to be a challenge over the upcoming quarters. Due to the sharply higher costs for OCC and continued price pressure from certain other raw materials and operating costs, the Company experienced an unfavorable selling price/material cost relationship during the quarter. Manufacturing productivity improvements and lower pension and postretirement costs in the third quarter of 2007 offset the small volume decline and the negative impact of an unfavorable change in the mix of products and services sold. During the third quarter of 2007, the Company recorded asset impairment charges of $15.1 million, primarily related to the Company’s metal ends plant in Brazil and its rigid plastics plant in Wisconsin. In addition, the Company also recorded a $1.1 million adjustment to the environmental reserve at a subsidiary’s paper operation during the quarter. Restructuring charges totaled $2.3 million and $1.1 million for the third quarters of 2007 and 2006, respectively. Restructuring and asset impairment charges are not reflected in segment operating profit.
Net interest expense for the third quarter of 2007 increased to $14.1 million, compared with $10.7 million during the same period in 2006. The increase was due to higher debt levels and, to a lesser extent, higher interest rates on commercial paper during the second half of the quarter.
During the third quarter, the Company completed its annual test for goodwill impairment in accordance with Statement of Financial Accounting Standards No. 142, ‘Goodwill and Other Intangible Assets.’ No impairment charge for goodwill was required, but the evaluation used forward-looking projections, which included expected improvement in results in the flexible packaging operations within the Consumer Packaging segment. If actual performance in this reporting unit falls short of the projected results, a non-cash impairment charge may be required.
The Company reduced its tax reserves in the third quarter of 2007 due to the expiration of the statutes of limitations in various taxing jurisdictions within the United States. As a result, the Company reported a net income tax benefit of $2.0 million (effective tax rate of – 3.4%) for the third quarter. This compares to an effective tax rate of 28.6% during the third quarter of 2006.
REPORTABLE SEGMENTS
The following table recaps net sales for the third quarters of 2007 and 2006:

	Three Months Ended
	September 30,	September 24,
	2007	2006
Net Sales:
Consumer Packaging	$369,472	$328,649
Tubes and Cores/Paper	433,686	387,477
Packaging Services	132,445	122,014
All Other Sonoco	94,161	93,382

Consolidated	$1,029,764	$931,522

SONOCO PRODUCTS COMPANY
Consolidated operating profits, which are referred to as “Income before income taxes” on the Consolidated Statements of Income, are comprised of the following:

	Three Months Ended
	September 30,	September 24,
	2007	2006
Operating Profit
Consumer Packaging	$23,696	$27,998
Tubes and Cores/Paper	42,339	42,817
Packaging Services	10,924	9,424
All Other Sonoco	13,439	12,552
Restructuring/Asset Impairment Charges	(17,401)	(1,064)
Interest, net	(14,054)	(10,741)

Income before income taxes	$58,943	$80,986

Segment results viewed by Company management to evaluate segment performance do not include restructuring, asset impairment and net interest charges. Accordingly, the term “operating profit,” as used with respect to segment results, is defined as the segment’s portion of “Income before income taxes” excluding restructuring charges and net interest expense. General corporate expenses, with the exception of restructuring charges, interest, and income taxes, have been allocated as operating costs to each of the Company’s reportable segments and All Other Sonoco.
Consumer Packaging
Sonoco’s Consumer Packaging segment includes the following products: round and shaped rigid packaging (both composite and plastic); printed flexible packaging; and metal and peelable membrane ends and closures.
Sales in the Consumer Packaging segment increased approximately $41 million, or 12%, from last year’s third quarter. The year-over-year increase in sales was primarily due to acquisitions, which accounted for approximately $38 million of the improvement and the favorable impact of foreign currency translation. These were partially offset by price declines in flexible packaging and volume declines in North American rigid paper containers, flexible packaging and ends and closures. Volume, excluding the impact of acquisitions, declined approximately 1%.
Despite the benefit of the overall increase in sales, segment operating profits declined 15% from the same quarter last year. Of this decline, approximately 9 percentage points was due to the settlement of a specific product claim resolved in the quarter. The remaining six percent decline was due to the lower volumes, price reductions in certain flexible packaging without offsetting reductions in costs, and rising operating costs. Productivity improvements, along with the impact of the Matrix and Clearpack acquisitions, partially offset these unfavorable variances.
Tubes and Cores/Paper
The Tubes and Cores/Paper segment includes the following products: high-performance paper and composite paperboard tubes and cores; fiber-based construction tubes and forms; and recycled paperboard, linerboard, recovered paper and other recycled materials.
Sales in the Tubes and Cores/Paper segment increased approximately $46 million, or 12%, from 2006 levels. The third quarter sales increase included additional revenue from acquired businesses of approximately $15 million, the benefits of higher selling prices throughout the segment and favorable foreign currency rates. Volume, excluding the impact of acquisitions, declined slightly less than 2%, primarily due to declines in North American tubes and cores.
Operating profits were slightly down for the quarter versus the same period of last year. An additional environmental charge of $1.1 million at a subsidiary’s paper operations, along with the impact of higher conversion costs were the primary reasons behind the modest decline in operating profits. Despite significantly higher costs of materials, primarily OCC, which have remained high after a sharp increase earlier in the year, the Company was able to maintain a slightly favorable selling price/material cost relationship in this segment. This, along with productivity improvements nearly offset the unfavorable variances described above.

SONOCO PRODUCTS COMPANY
Packaging Services
The Packaging Services segment includes the following products and services: designing, manufacturing, assembling, packing and distributing temporary, semi-permanent and permanent point-of-purchase displays; brand artwork management; and supply chain management services including contract packing, fulfillment and scalable service centers.
Sales in the Packaging Services segment increased approximately $10 million, or 9%, from last year’s third quarter. Sales in the segment benefited from higher volume in both point-of-purchase displays and service center operations along with the favorable impact of foreign currency rates. Sales price reductions, resulting from recent bidding activity with a major customer, partially mitigated these favorable variances.
Third quarter operating profit increased 16% due to productivity improvements and the higher volume, particularly in point of purchase displays where margins are higher relative to other business units in the segment. These were partially offset by lower selling prices and increased operating costs.
All Other Sonoco
All Other Sonoco includes businesses that are not aggregated in a reportable segment and includes the following products: wooden, metal and composite wire and cable reels; molded and extruded plastics; custom-designed protective packaging; and paper amenities such as coasters and glass covers.
Sales in All Other Sonoco were slightly higher than the same quarter last year as favorable foreign currency rates and selling price increases were partially offset by lower volume in molded and extruded plastics and wire and cable reels. Price increases were recorded in all businesses within All Other Sonoco.
Third quarter operating profit increased 7% when compared with last year as productivity improvements in protective packaging and molded and extruded plastics were able to offset increased operating costs and lower volume. In addition, a $.6 million gain on the sale of a building boosted profitability in this segment.
Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 24, 2006
RESULTS OF OPERATIONS
The following discussion provides a review of results for the nine months ended September 30, 2007 versus the nine months ended September 24, 2006.
OVERVIEW
Net income for the first three quarters of 2007 was $160.0 million, an increase of approximately 3% when compared to $155.6 million for the same period in 2006. Current year results included a $12.4 million after-tax charge relating to an increase in the environmental reserve at a subsidiary’s paper operations in Wisconsin, after-tax restructuring charges of $9.2 million related to previously announced cost-reduction measures and after-tax asset impairment charges of $9.9 million. These impairment charges were primarily related to the Company’s metal ends plant in Brazil and its rigid plastics plant in Wisconsin. Prior year results included $3.5 million of after-tax restructuring charges. While gross profit increased by nearly 10%, sales increased by nearly 12%, resulting in a decline in the gross profit margin to 18.9%, compared with 19.2% in 2006. The year-over-year increases in material costs were more than offset by higher average selling prices, while productivity improvements more than offset the impact of inflation on operating costs. These factors, along with the impact of acquisitions over the last 12 months, resulted in an increase in operating profits. As a result of the Company’s accounting calendar, the first nine months of 2007 included six more days than the same period of 2006. The impact of these additional days is included below as part of volume growth.

SONOCO PRODUCTS COMPANY
OPERATING REVENUE
Net sales for the first three quarters of 2007 were $2,980 million, compared to $2,667 million for the same period of 2006, an increase of $313 million or, 12%.
The components of the sales change were:

($ in millions)

Volume	$65
Acquisitions/Divestitures	123
Selling Prices	62
Currency Exchange Rates	63

Total Sales Increase	$313

Selling prices were higher than in 2006, reflecting price increases implemented over the past year to offset the impact of higher costs of material, labor, energy and freight. Excluding the impact of acquisitions, year-to-date company-wide volume was up over 2% from 2006 levels, largely as a result of the additional days in the first nine months of 2007. The late 2006 acquisitions of Clear Pack Company and the remaining 75% interest in Demolli Industria Cartaria S.p.A., combined with the second quarter 2007 purchase of Matrix Packaging, Inc., accounted for the majority of the impact of acquisitions on net sales. Domestic sales were $1,863 million, up 8.6% from 2006 levels. International sales were $1,116 million, up 17.3% over 2006, driven by the impact of acquisitions, currency translation and improvement in European Tubes and Cores/Paper operations.
COSTS AND EXPENSES
Even though OCC unit costs were significantly higher year over year, the Company was able to increase selling prices sufficiently to maintain a positive selling price/material cost relationship. Additional positive factors in the year-over-year increase in net income included the impact of manufacturing productivity improvements, lower pension and postretirement expenses, and the impact of increased volume and acquisitions. Partially offsetting these positive factors were the impacts of inflation on operating expenses and an unfavorable change in the mix of products and services sold in 2007. During the first nine months of 2007, the Company recorded a $21.1 million charge related to an increase in the environmental reserve at a subsidiary’s paper operations in Wisconsin and asset impairment charges totaling $15.1 million, associated with its metal ends plant in Brazil and its rigid plastic plant in Wisconsin. Charges in connection with previously announced restructuring actions totaled $12.4 million and $6.0 million for the first nine months of 2007 and 2006, respectively. Restructuring and asset impairment charges are not allocated to the operating segments.
Net interest expense for the first three quarters of 2007 increased to $38.3 million, compared with $34.1 million during the same period of 2006, due to higher debt levels and interest rates.
The effective tax rate for the first nine months of 2007 was 20.8% compared with 31.2% for the same period last year. Both periods included favorable adjustments to tax contingency reserves, which were larger in 2007 than they were in 2006. The 2007 effective tax rate also reflects the benefit of improved international operations.
The Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental and its future results may include favorable or unfavorable adjustments to its estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As a result, the effective tax rate may fluctuate significantly on a quarterly basis. However, the Company does not anticipate any significant adjustments to occur during the remainder of 2007.

SONOCO PRODUCTS COMPANY
REPORTABLE SEGMENTS
The following table recaps net sales for the first three quarters of 2007 and 2006:

	Nine Months Ended
	September 30,	September 24,
	2007	2006

Net Sales:
Consumer Packaging	$1,051,178	$954,488
Tubes and Cores/Paper	1,268,300	1,112,626
Packaging Services	377,787	325,579
All Other Sonoco	282,609	274,608

Consolidated	$2,979,874	$2,667,301

Consolidated operating profits, which are referred to as “Income before income taxes” on the Consolidated Statements of Income, are comprised of the following:

	Nine Months Ended
	September 30,	September 24,
	2007	2006
Operating Profit
Consumer Packaging	$75,781	$80,154
Tubes and Cores/Paper	106,036	107,557
Packaging Services	33,869	27,122
All Other Sonoco	40,441	38,160
Restructuring/Asset Impairment Charges	(27,496)	(5,983)
Interest, net	(38,302)	(34,111)

Income before income taxes:	$190,329	$212,899

Consumer Packaging
Sales in the Consumer Packaging segment increased approximately $97 million, or 10%, from last year’s first nine months. This increase was due primarily to acquisitions, which accounted for $74 million of the increase, volume growth, and the favorable impact of foreign currency translation. Favorable pricing of rigid paper containers and ends and closures in North America was offset by price reductions in flexible packaging. Year-to-date volume, excluding the impact of acquisitions, increased approximately 1% on growth in ends and closures and international rigid paper and plastics.
Despite the benefit of the overall increase in sales, operating profit decreased approximately 5% as productivity improvements and the impact of volume growth, both organic and via acquisitions, were offset by selling price declines in flexible packaging, an unfavorable shift in the mix of the business and increases in operating costs. Due to higher raw material costs in rigid paper and plastic operations along with the selling price declines in flexible packaging, the segment reported an unfavorable selling price/material cost relationship when compared to the first nine months of 2006.
Tubes and Cores/Paper
Sales in the Tubes and Cores/Paper segment increased approximately $156 million, or 14%, from 2006 levels. This increase included additional revenue from acquired businesses totaling $47 million, the benefits of higher selling prices throughout the segment, volume increases and favorable foreign currency rates. Volume, excluding the impact of acquisitions, increased approximately 1%, primarily due to improvements in international tubes and cores.
Operating profit showed only a modest decline after absorbing a $21.1 million charge taken for an increase in environmental reserves. Despite significantly higher raw material costs, primarily for OCC, the segment maintained a positive price/cost relationship during the first nine months of 2007. This favorable relationship, together with productivity improvements, most notably in European and North American tubes and cores operations, were able to offset a significant portion of the environmental charge and higher operating costs.

SONOCO PRODUCTS COMPANY
Packaging Services
Sales during the first nine months of 2007 in the Packaging Services segment increased approximately $52 million, or 16%, from 2006’s levels. Sales in the segment benefited from higher volume in both point-of-purchase displays and service center operations along with the favorable impact of foreign currency rates.
Operating profit in the first three quarters increased due to the higher point-of-purchase volume and productivity improvements, partially offset by decreased selling prices in point of purchase displays and increased operating costs. Because the increased volume in service center operations was largely on a pass-through basis with little margin, the related increase in sales did not have a material impact on operating profits.
All Other Sonoco
Sales in All Other Sonoco increased $8 million, or 3% over the first three quarters of 2006. Volume growth, favorable foreign currency rates and increased selling prices all contributed to the increase.
Operating profit increased on overall volume growth and productivity improvements in protective packaging, wire and cable reels and molded and extruded plastics. These gains were partially offset by an unfavorable shift in the mix of business and increased operating costs.
Financial Position, Liquidity and Capital Resources
The Company’s financial position remained strong during the first nine months of 2007. Cash flows from operations totaled $257.9 million in this year’s first nine months, compared with $323.8 million in the same period last year. This decrease of $65.9 million was primarily the result of increased working capital.
Total debt increased by $211.6 million to $975.5 million from $764.0 million at December 31, 2006, primarily reflecting higher amounts of outstanding commercial paper, which totaled $295.0 million and $89.0 million at September 30, 2007 and December 31, 2006, respectively. The higher debt was principally the result of funding the Company’s May 31, 2007 acquisition of Matrix Packaging, Inc. at a cost of approximately $212 million, and the repurchase of 3 million shares of its common stock at a cost of $108.1 million.
During the nine months ended September 30, 2007, the Company received cash proceeds of approximately $49.4 million from the issuance of common stock, which related to the exercise of stock options. In addition, the Company funded capital expenditures of $135.3 million, paid dividends of $76.6 million, and completed the aforementioned repurchase of its common stock.
The Company anticipates capital spending for the fourth quarter and full year of 2007 to be approximately $30 million and $165 million, respectively. Capital spending is expected to return to more historic levels of approximately $125-$130 million in 2008.
At September 30, 2007, the Company had commodity swaps outstanding to fix the costs of a portion of anticipated raw materials and energy purchases. These swaps, which have maturities ranging from October 2007 to June 2010, qualify as cash flow hedges under FAS 133. The fair market value of these commodity swaps was a net unfavorable position of $3.4 million and $3.2 million at September 30, 2007 and December 31, 2006, respectively.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to legal proceedings and other exposures appears in Part I — Item 3 — “Legal Proceedings” and Part II — Item 8 — “Financial Statements and Supplementary Data” (Note 13 - “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and in Part I — Item 1 — “Financial Statements” (Note 12 — “Commitments and Contingencies”) of this report. As noted in the 10-K, in April 2006, the United States and the State of Wisconsin (plaintiffs) sued U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, and NCR Corporation (NCR), an unrelated company, to recover certain costs incurred for response activities undertaken regarding the release and threatened release of hazardous substances and specific areas of elevated concentrations of polychlorinated biphenyls in sediments in the Lower Fox River and Green Bay in northeastern Wisconsin (hereinafter the Site). Pursuant to a Consent Decree agreed to by NCR and U.S. Mills, the Site is to be cleaned up on an expedited basis and NCR and U.S. Mills started removing contaminated sediment in May 2007. The remediation will involve removal of sediment from the riverbed, dewatering of the sediment and storage at an offsite landfill. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation, which the Company currently estimates to be between $26 million and $29 million for the project as a whole. The actual costs associated with cleanup of this particular site are dependent upon many factors and it is reasonably possible that remediation costs could be higher than the current estimate of project costs.
In addition to the Site discussed above, as previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2006, U.S. Mills faces additional exposure related to potential natural resource damage and environmental remediation costs for a larger stretch of the lower Fox River, including the bay at Green Bay, which includes the Site discussed above (Operating Units 2 — 5). On April 9, 2007, U.S. Mills, in conjunction with other potentially responsible parties (PRPs), presented to the U.S. Environmental Protection Agency and the Wisconsin Department of Natural Resources a proposed schedule to mediate the allocation issues among eight PRPs, including U.S. Mills. Non-binding mediation began in May 2007 and is currently in recess but expected to continue although no agreement among the parties appears imminent. The mediation proceedings have caused U.S. Mills to revise its estimate of the range of loss probable to be incurred in connection with the remediation of Operating Units 2 — 5. Accordingly, U.S. Mills recorded a charge of $20 million in the second quarter of 2007 representing the minimum

SONOCO PRODUCTS COMPANY
estimated amount of potential loss U.S. Mills believes it is likely to incur. Developments since the second quarter, including the ongoing mediation, have not provided U.S. Mills with a reasonable basis for further revising its estimate of the range of possible loss. As has previously been disclosed, the upper end of the range may exceed the net worth of U.S. Mills; however, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for the legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $80 million at September 30, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum Number
	(a) Total		Shares Purchased as	of Shares that May
	Number of		Part of Publicly	Yet be Purchased
	Shares	(b) Average Price	Announced Plans or	under the Plans or
Period	Purchased[1]	Paid per Share	Programs[2]	Programs[2,3]
7/02/07 — 8/05/07	471	$43.75	—	5,000,000
8/06/07 — 9/02/07	1,500,000	$34.27	1,500,000	3,500,000
9/03/07 — 9/30/07	—	—	—	3,500,000

Total	1,500,471	$34.28	1,500,000	3,500,000

[1]	The shares purchased include 471 shares withheld to cover the tax withholding obligations in association with the exercise of stock appreciation rights. These shares were not repurchased as part of a publicly announced plan or program.

[2]	On April 19, 2006, the Company’s Board of Directors rescinded all then existing programs in conjunction with its approval of a new program which authorized the repurchase of up to 5.0 million shares of the Company’s common stock. This new repurchase program does not have a specific expiration date. On August 27, 2007, the Company completed the repurchase of 1.5 million shares of its common stock; accordingly, 3.5 million shares remain available for repurchase.

[3]	On October 15, 2007, the Company’s Board of Directors authorized the reinstatement of 1.5 million shares to the remaining authorized amount so that a total of 5 million shares were authorized and available for purchase as of that date.
Item 6. Exhibits.

Exhibit 10-1 —	Sonoco Products Company 1991 Key Employee Stock Plan, as amended on July 18, 2007
Exhibit 10-2 —	Sonoco Products Company 1996 Non-employee Directors’ Stock Plan, as amended on July 18, 2007
Exhibit 10-3 —	Deferred Compensation Plan for Corporate Officers of Sonoco Products Company, as amended on July 18, 2007
Exhibit 15 —	Letter re: unaudited interim financial information
Exhibit 31 —	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)
Exhibit 32 —	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

SONOCO PRODUCTS COMPANY
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY (Registrant)

Date: October 30, 2007	By:	/s/ Charles J. Hupfer
Charles J. Hupfer
Senior Vice President and Chief Financial Officer (principal financial officer)

	By:	/s/ Barry L. Saunders
Barry L. Saunders
Staff Vice President and Corporate Controller (principal accounting officer)

SONOCO PRODUCTS COMPANY
EXHIBIT INDEX

Exhibit
Number	Description
10-1	Sonoco Products Company 1991 Key Employee Stock Plan, as amended on July 18, 2007
10-2	Sonoco Products Company 1996 Non-employee Directors’ Stock Plan, as amended on July 18, 2007
10-3	Deferred Compensation Plan for Corporate Officers of Sonoco Products Company, as amended on July 18, 2007
15	Letter re: unaudited interim financial information
31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)