Form 10-K
period 2007-12-31
SONOCO PRODUCTS CO
filed 2008-02-28
CIK 91767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form  10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting common stock held by nonaffiliates of the registrant (based on the New York Stock Exchange closing price) on June 29, 2007, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $4,165,014,225. Registrant does not (and did not at June 29, 2007) have any non-voting common stock outstanding.

As of February 22, 2008, there were 99,486,369 shares of no par value common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the annual meeting of shareholders to be held on April 16, 2008, which statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference in Part III.

SONOCO PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES

Forward-looking Statements

Statements included in this Annual Report on Form 10-K that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The words “estimate,” “project,” “intend,” “expect,” “believe,” “consider,” “plan,” “anticipate,” “objective,” “goal,” “guidance,” “outlook” and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to statements regarding offsetting high raw material costs; improved productivity and cost containment; adequacy of income tax provisions; refinancing of debt; adequacy of cash flows; anticipated amounts and uses of cash flows; effects of acquisitions and dispositions; adequacy of provisions for environmental liabilities; financial strategies and the results expected from them; continued payments of dividends; stock repurchases; and producing improvements in earnings. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, expectations, beliefs, plans, strategies and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, without limitation:

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

•  liability for and anticipated costs of environmental remediation actions;

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

SONOCO 2007 ANNUAL REPORT	3

PART I

Item 1. Business

(a) General development of business –

The Company is a South Carolina corporation founded in Hartsville, South Carolina, in 1899 as the Southern Novelty Company. The name was subsequently changed to Sonoco Products Company (the “Company” or “Sonoco”). Sonoco is a manufacturer of industrial and consumer packaging products and a provider of packaging services, with 334 locations in 35 countries.

Information about the Company’s acquisitions, dispositions, joint ventures and restructuring activities is provided in Notes 2 and 3 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(b) Financial information about segments –

Information about the Company’s reportable segments is provided in Note 15 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(c) Narrative description of business –

Products and Services – The following discussion outlines the principal products produced and services provided by the Company.

CONSUMER PACKAGING

The Consumer Packaging segment accounted for approximately 36%, 36% and 35% of the Company’s net sales in 2007, 2006 and 2005, respectively. The operations in this segment consist of 63 plants throughout the world. The products, services and markets of the Consumer Packaging segment are as follows:

	Products and Services	Markets
Rigid Packaging – Paper	Round and shaped composite paperboard cans, paperboard pails, single-wrap paperboard packages, fiber cartridges	Food: Snacks, nuts, cookies and crackers, confectionery, frozen concentrates, powdered beverages and infant formulas, coffee, refrigerated dough, spices/seasonings, nutritional supplements, pet foods Nonfood: Adhesives, caulks, cleansers, chemicals, lawn and garden, automotive, pet products
Rigid Packaging – Plastic	Bottles, jars, tubs, cups, trays, squeeze tubes, monolayer and multilayer containers, specialty injection molded components, caps

Food: Liquid beverages (noncarbonated), including functional beverages and ready-to-drink coffee, processed foods, sauces and pet foods, powdered beverages including coffee, snacks and nuts

Nonfood: Household chemicals, industrial chemicals, adhesives and sealants, health and beauty, automotive, pharmaceuticals

Ends and Closures	Aluminum, steel and peelable membrane easy-open closures for composite, metal and plastic containers	Processed foods in metal and plastic containers, coffee, beverages, powdered beverages and infant formulas, snacks, nuts, nutritional supplements, spices/ seasonings, pet foods and treats, nonfood products

	Products and Services	Markets
Printed Flexible Packaging	Flexible packaging made from thin-gauge, high value-added rotogravure, flexographic and combination printed film including high-performance laminations and rotogravure cylinder engraving	Confectionery and gum, hard-baked goods, coffee, processed foods, beverages, snacks , pet food, home and personal care

Sonoco’s rigid packaging – paper products are the Company’s second largest revenue-producing group of products and services, representing approximately 15%, 16% and 19% of consolidated net sales in 2007, 2006 and 2005, respectively.

TUBES AND CORES/PAPER

The Tubes and Cores/Paper segment accounted for approximately 42% of the Company’s net sales in 2007, 2006 and 2005. This segment serves its markets through 122 plants on five continents. Sonoco’s paper operations provide the primary raw material for the Company’s fiber-based packaging. Sonoco uses approximately 65% of the paper it manufactures and the remainder is sold to third parties. This vertical integration strategy is supported by 24 paper mills with 35 paper machines and 49 recycling facilities throughout the world. In 2007, Sonoco had the capacity to manufacture approximately 1.9 million tons of recycled paperboard. The products, services and markets of the Tubes and Cores/Paper segment are as follows:

	Products and Services	Markets
Tubes and Cores	Paperboard tubes, cores, roll packaging, molded plugs, pallet components, concrete forms, void forms, rotary die boards	Construction, film, flowable products, metal, paper mill, shipping and storage, tape and label, textiles, converters
Paper	Recycled paperboard, chipboard, tubeboard, lightweight corestock, boxboard, linerboard, specialty grades, recovered paper, other recycled materials	Converted paper products, spiral winders, beverage insulators, displays, gaming, paper manufacturing

Sonoco’s tubes and cores products and services are the Company’s largest revenue-producing group of products and services, representing approximately 31%, 31% and 32% of consolidated net sales in 2007, 2006 and 2005, respectively.

PACKAGING SERVICES

The Packaging Services segment accounted for approximately 13%, 12% and 13% of the Company’s consolidated net sales in 2007, 2006 and 2005, respectively. The products, services and markets of the Packaging Services segment are as follows:

	Products and Services	Markets
Service Centers	Packaging supply chain management, including custom packing, fulfillment, primary package filling, scalable service centers, global brand artwork management	Personal care, baby care, beauty, healthcare, food, electronics, hosiery, pharmaceuticals, office supplies, toys
Point-of-Purchase (P-O-P)	Designing, manufacturing, assembling, packing and distributing temporary, semipermanent and permanent P-O-P displays, as well as contract packaging, co-packing and fulfillment services	Consumer packaged goods, including automotive, beverages, confectionery, electronics, cosmetics, foods, fragrances, healthcare, home and garden, liquor, medical, office supply, over-the-counter drugs, personal care, sporting goods, tobacco

ALL OTHER SONOCO

All Other Sonoco accounted for approximately 9%, 10% and 10% of the Company’s net sales in 2007, 2006 and 2005, respectively. In addition to the products and services outlined in each of the segments above, the Company produces the following products:

	Products and Services	Markets
Wire and Cable Reels	Steel, nailed wooden, plywood, recycled and poly-fiber reels	Wire and cable manufacturers
Molded and Extruded Plastics	Complete offering of product design, tool design and fabrication; manufacturing in both injection molding and extrusion technologies	Consumer and industrial packaging, food service, textiles, wire and cable, fiber optics, plumbing, filtration, automotive, medical, healthcare
Paperboard Specialties	Custom-printed Stancap® glass covers, Rixie™ coasters, other paper amenities	Hotels and resorts, restaurants, casinos, country clubs, catering services, cruise lines, airlines, healthcare facilities, advertising

SONOCO 2007 ANNUAL REPORT	5

	Products and Services	Markets
Protective Packaging	Proprietary Sonopost® technology, Sonobase® carrier system and, through a partnership with Sonoco CorrFlex, the Sonopop® display system; concept, design, testing and manufacturing of multimaterial total solutions; tier 1 supplier to major manufacturers, on-site engineering, ISTA- and Sears-certified lab testing facilities and engineering	Household appliances, heating and air conditioning, office furnishings, automotive, fitness equipment, lawn and garden, promotional displays, palletized distribution

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

Seasonality – The Company’s operations are not seasonal to any significant degree, although the Consumer Packaging and Packaging Services segments normally report slightly higher sales and operating profits in the second half of the year, when compared to the first half.

Working Capital Practices – The Company is not required to carry any significant amounts of inventory to meet customer requirements or to assure itself continuous allotment of goods, nor does it provide extended terms to customers.

Dependence on Customers – On an aggregate basis, the five largest customers in the Tubes and Cores/Paper segment accounted for approximately 11% of that segment’s sales and the five largest customers in the Consumer Packaging segment accounted for approximately 27% of that segment’s sales. The dependence on a few customers in the Packaging Services segment is more significant as the five largest customers in this segment accounted for approximately 74% of that segment’s sales.

Sales to Procter & Gamble, the Company’s largest customer, represented approximately 12% of the Company’s consolidated revenues in 2007. In addition, this concentration of sales volume resulted in a corresponding concentration of credit, representing approximately 10% of the Company’s consolidated trade accounts receivable at December 31, 2007. No other customer comprised more than 5% of the Company’s consolidated revenues in 2007 or accounts receivable at December 31, 2007.

Backlog – Most customer orders are manufactured with a lead time of three weeks or less. Therefore, the amount of backlog orders at December 31, 2007, was not material. The Company expects all backlog orders at December 31, 2007, to be shipped during 2008.

Competition – The Company sells its products in highly competitive markets, which include paper, textile, film, food, chemical, pharmaceutical, packaging, construction, and wire and cable. Each of these markets is primarily controlled by supply and demand. Additionally, these markets are influenced by the overall rate of economic activity. Because we operate in highly competitive markets, we regularly bid for new and continuing business. Losses and/or awards of business from our largest customers, customer changes to alternative forms of packaging, and the repricing of business, can have a significant effect on our operating results. The Company manufactures and sells many of its products globally. The Company, having operated internationally since 1923, considers its ability to serve its customers worldwide in a timely and consistent manner a competitive advantage. The Company also believes that its technological leadership, reputation for quality and vertical integration are competitive advantages. Expansion of the Company’s product line and global presence reflect the rapidly changing needs of its major customers, who demand high-quality, state-of-the-art, environ-

mentally compatible packaging, wherever they choose to do business. It is important to be a low-cost producer in order to compete effectively. The Company is constantly focused on productivity improvements and other cost-reduction initiatives utilizing the latest in technology.

Research and Development – Company-sponsored research and development expenses totaled approximately $15.6 million in 2007, $12.7 million in 2006 and $14.7 million in 2005. Customer-sponsored research and development expenses were not material in any of these periods. Significant projects in Sonoco’s Tubes and Cores/Paper segment during 2007 included efforts to design and develop new products for the construction industry and for the film and tape industries. In addition, efforts were focused on enhancing performance characteristics of the Company’s tubes and cores in the textile, film and paper packaging areas, as well as on projects aimed at enhancing productivity. During 2007, the Consumer Packaging segment continued to invest in a broad range of cost-reduction projects, high-value flexible packaging enhancements, rigid plastic containers technology and next-generation composite packaging.

Compliance with Environmental Laws – Information regarding compliance with environmental laws is provided in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Risk Management,” and in Note 13 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Number of Employees – Sonoco had approximately 18,600 employees worldwide as of December 31, 2007.

(d) Financial information about geographic areas –

Financial information about geographic areas is provided in Note 15 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, and in the information about market risk in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Risk Management” of this Annual Report on Form 10-K.

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

Executive Officers of the Registrant –

Name	Age	Position and Business Experience for the Past Five Years
Harris E. DeLoach Jr.	63	Chairman of the Board, President and Chief Executive Officer since 2005. Previously President and Chief Executive Officer July 2000-April 2005; Chief Operating Officer April-July 2000; Sr. Executive Vice President, Global Industrial Products/ Paper/Molded Plastics 1999-2000; Executive Vice President, High Density Film, Industrial Container, Fibre Partitions, Protective Packaging, Sonoco Crellin and Baker Reels 1996-1999. Joined Sonoco in 1985.

Jim C. Bowen	57	Sr. Vice President since 2002. Previously Sr. Vice President, Global Paper Operations 2000-2002; Vice President/General Manager – Paper 1997-2000; Vice President, Manufacturing – N.A. Paper 1994-1997. Joined Sonoco in 1972.

Cynthia A. Hartley	59	Sr. Vice President, Human Resources since 2002. Previously Vice President, Human Resources 1995-2002. Prior experience: Vice President, Human Resources, Dames & Moore and National Gypsum Company. Joined Sonoco in 1995.

Charles J. Hupfer	61	Sr. Vice President, Chief Financial Officer and Corporate Secretary since 2005. Previously Vice President, Chief Financial Officer and Corporate Secretary 2002-2005; Vice President, Treasurer and Corporate Secretary 1995-2002. Joined Sonoco in 1975.

M. Jack Sanders	54	Executive Vice President, Industrial since February 2008. Previously Sr. Vice President, Global Industrial Products 2006-2008; Vice President, Global Industrial Products January 2006-October 2006; Vice President, Industrial Products–N.A. 2001-2006; Division Vice President/General Manager, Protective Packaging 1998-2001. Joined Sonoco in 1987.

Eddie L. Smith	56	Vice President, Industrial Products and Paper, Europe since 2006. Previously Vice President, Customer and Business Development 2002-2006; Vice President/General Manager, Flexible Packaging 1998-2002; Division Vice President/General Manager, Flexible Packaging 1996-1998. Joined Sonoco in 1971.

Charles L. Sullivan Jr.	64	Executive Vice President, Consumer since 2005. Previously Sr. Vice President 2000-2005; Regional Director, Cargill Asia/Pacific in 2000 and President, Cargill’s Salt Division 1995-2000. Joined Sonoco in 2000.

SONOCO 2007 ANNUAL REPORT	7

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

The Company has incurred in the past, and may incur in the future, fines, penalties and legal costs relating to environmental matters, and costs relating to the damage of natural resources, lost property values and toxic tort claims. The Company has made expenditures to comply with environmental regulations and expects to make additional expenditures in the future. As of December 31, 2007, approximately $31.1 million was reserved for environmental liabilities. Such reserves are established when it is considered probable that the Company has some liability. In part because nearly all of the Company’s potential environmental liabilities are joint and severally shared with others, the Company’s maximum potential liability cannot be reasonably estimated. However, the Company’s actual liability in such cases may be substantially higher than the reserved amount. Additional charges could be incurred due to changes in law, or the discovery of new information, and those charges could have a material adverse effect on operating results.

General economic conditions in the United States may change, having a negative impact on the Company’s earnings.

Domestic sales accounted for approximately 62% of the Company’s consolidated revenues. Even with the Company’s diversification across various markets and customers, due to the nature of the Company’s products and services, a general economic downturn could have an adverse impact on the Company’s reported results.

Raw materials price increases may reduce net income.

Most of the raw materials the Company uses are purchased from third parties. Principal examples are recovered paper, steel, aluminum and resin. Prices for these raw materials are subject to substantial fluctuations that are beyond the Company’s control and can adversely affect profitability. Many of the Company’s long-term contracts with customers permit limited price adjustments to reflect increased raw material costs. Although these and other prices may be increased in an effort to offset increases in raw materials costs, such adjustments may not occur quickly enough, or be sufficient to prevent a materially adverse effect on net income and cash flow.

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

The Company has closed higher-cost facilities, sold non-core assets and otherwise restructured operations in an effort to improve cost competitiveness and profitability. Some of these activities are ongoing, and there is no guarantee that any such activities will achieve the Company’s goals and not divert the attention of management or disrupt the ordinary operations of the Company. Moreover, production capacity, or the actual amount of products produced, may be reduced as a result of these activities.

Energy price increases may reduce net income.

The Company’s manufacturing operations require the use of substantial amounts of electricity and natural gas, which may be subject to significant price increases as the result of changes in overall supply and demand. Energy usage is forecasted and monitored, and the Company may, from time to time, use commodity futures or swaps in an attempt to reduce the impact of energy price increases. The Company cannot guarantee success in these efforts, and could suffer adverse effects to net income and cash flow should the Company be unable to pass higher energy costs through to its customers.

Changes in pension plan assets or liabilities may reduce net income and shareholders’ equity.

The Company has a projected benefit obligation for its defined benefit plans in excess of $1 billion. The calculation of this obligation is sensitive to the underlying discount rate assumption. Reductions in the expected long-term yield of high-quality debt instruments will result in a higher projected benefit obligation and higher net periodic benefit cost. A higher projected benefit obligation may result in a change in funded status that significantly reduces shareholders’ equity. The Company has total assets in excess of $1 billion funding a significant portion of the projected benefit obligation. Decreases in fair value of these assets may result in a higher net periodic benefit cost and a change in the funded status that significantly reduces shareholders’ equity.

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

The Company has operations throughout North and South America, Europe, Australia and Asia, with facilities in 35 countries. In 2007, approximately 38% of consolidated sales came from operations and sales outside of the United States. Accordingly, economic conditions, political situations, and changing laws and regulations in those countries may adversely affect revenues and income.

Foreign exchange rate fluctuations may reduce the Company’s earnings.

As a result of operating globally, the Company is exposed to changes in foreign exchange rates. Generally, each of the Company’s foreign operations both produces and sells in its respective local currencies. As a result, foreign-exchange transaction risk is not significant. However, the Company’s reported results of operations and financial position could be negatively affected by exchange rates when the activities and balances of its foreign operations are translated into U.S. dollars for financial reporting purposes. The Company monitors its exposures and, from time to time, may use currency swaps and forward foreign exchange contracts to hedge certain forecasted transactions denominated in foreign currencies, foreign currency assets and liabilities or the net investment in foreign subsidiaries. To date, the extent to which the Company has hedged its net investments in foreign subsidiaries has been limited.

Item 1B. Unresolved Staff Comments

There are no unresolved written comments from the SEC staff regarding the Company’s periodic or current 1934 Act reports.

Item 2. Properties

The Company’s corporate offices are owned and operated in Hartsville, South Carolina. There are 105 owned and 71 leased facilities used by operations in the Tubes and Cores/Paper segment, 27 owned and 36 leased facilities used by operations in the Consumer Packaging segment, three owned and 18 leased facilities used by operations in the Packaging Services segment, and 18 owned and 30 leased facilities used by all other operations. Europe, the most significant foreign geographic region in which the Company operates, has 55 manufacturing locations.

Item 3. Legal Proceedings

The Company has been named as a potentially responsible party (PRP) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing agreements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites cannot be determined. As of December 31, 2007 and 2006, the Company had accrued $31.1 million and $15.3 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.

FOX RIVER

The Company believes the issues regarding the Fox River, which are discussed in some detail below, currently represent the Company’s greatest loss exposure for environmental liability. The Company also believes that all of its exposure to such liability for the Fox River is contained within its wholly owned subsidiary, U.S. Paper Mills Corp. (U.S. Mills). Accordingly, regardless of the amount of liability that U.S. Mills may ultimately bear, Sonoco Products Company believes its maximum additional pre-tax loss for Fox River issues will essentially be limited to its investment in U.S. Mills, the book value of which was approximately $80 million at December 31, 2007.

The extent of U.S. Mills’ potential liability remains subject to many uncertainties and the Company periodically reevaluates U.S. Mills’ potential liability and the appropriate reserves based on information available to it. U.S. Mills’ eventual liability, which may be paid out over a period of several years, will depend on a number of factors. In general, the most significant factors include: (1) the total remediation costs for the sites for which U.S. Mills is found to have liability and the share of such costs U.S. Mills is required to bear; (2) the total natural resource damages for such sites and the share of such costs U.S. Mills is required to bear, and (3) U.S. Mills’ costs to defend itself in this matter.

U.S. Mills was originally notified by governmental entities in 2003 that it, together with a number of other companies, had been identified as a PRP for environmental claims under CERCLA and other statutes, arising out of the presence of polychlorinated biphenyls (PCBs) in sediments in the lower Fox River and in the bay of Green Bay in Wisconsin. U.S. Mills was named as a PRP because scrap paper purchased by U.S. Mills as a raw material for its paper making processes more than 30 years ago allegedly included carbonless copy paper that

SONOCO 2007 ANNUAL REPORT	9

contained PCBs, some of which were included in wastewater from U.S. Mills’ manufacturing processes that was discharged into the Fox River. The Company acquired the stock of U.S. Mills in 2001, and the alleged contamination predates the acquisition. Although Sonoco was also notified that it was a PRP, its only involvement is as a subsequent shareholder of U.S. Mills. As such, the Company has responded that it has no separate responsibility apart from U.S. Mills.

The governmental entities making such claims against U.S. Mills and the other PRPs have been coordinating their actions, including the assertion of claims against the PRPs. Additionally, certain claimants have notified U.S. Mills and the other PRPs of their intent to commence a natural resource damage (NRD) lawsuit, but no such actions have been instituted.

A review of the circumstances leading to U.S. Mills being named a PRP and the current status of the remediation effort is set forth below.

In July 2003, the U.S. Environmental Protection Agency (EPA) and Wisconsin Department of Natural Resources (WDNR) issued their final cleanup plan (known as a Record of Decision, or ROD) for a portion of the Fox River. The ROD addressed the lower part of the Fox River and portions of Green Bay, where the EPA and WDNR (the Governments) estimate the bulk of the sediments that need to be remediated are located. In two portions of the lower part of the Fox River covered by the ROD – Operable Units (OUs) 3 and 4 – the Governments selected large-scale dredging as the cleanup approach. OU 3 is the section of the Fox River running downstream from Little Rapids to the DePere dam, and OU 4 runs from the DePere dam downstream to the mouth of the Fox River at Green Bay. U.S. Mills’ DePere plant is just below the DePere dam and, prior to 1972, discharged wastewater into the river downstream of the dam in OU 4. In the ROD, the Governments estimated that approximately 6.5 million cubic yards of sediment would be removed from OUs 3 and 4 at an estimated cost of approximately $284 million (approximately $26.5 million for OU 3 and approximately $257.5 million for OU 4). The Governments also identified “capping” the riverbed with appropriate materials as a “contingent remedy” to be evaluated during the remedial design process. For Green Bay (OU 5), the Governments selected monitored natural attenuation as the cleanup approach at an estimated cost of approximately $40 million. The Governments also indicated that some limited dredging near the mouth of the river might be required, which would ultimately be determined during the design stage of the project. Earlier, in January 2003, the Governments had issued their ROD for the upper portions of the Fox River – OUs 1 and 2. Combining the then current cost estimates from both RODs, it appeared that the Governments expected the selected remedies for all five OUs to cost approximately $400 million, exclusive of contingencies. In March 2004, NCR Corporation (NCR) and Georgia-Pacific Corporation (G-P) entered into an Administrative Order on Consent (AOC) with the Governments to perform engineering design work for the clean up of OUs 2 – 5.

In the course of the ongoing design work, additional sampling and data analysis identified elevated levels of PCBs in certain areas of OU 4 near the U.S. Mills’ DePere plant (the OU 4 hotspot). In November 2005, the Governments notified U.S. Mills and NCR that they would be required to design and undertake a removal action that would involve dredging, dewatering and disposing of the PCB-contaminated sediments from the OU 4 hotspot. In furtherance of this notification, on April 12, 2006, the United States and the State of Wisconsin sued NCR and U.S. Mills in the U. S. District Court for the Eastern District of Wisconsin in Milwaukee (Civil Action No. 06-C-0484). NCR and U.S. Mills agreed to a Consent Decree with the United States and the State of Wisconsin pursuant to which the site is to be cleaned up on an expedited basis and NCR and U.S. Mills started removing contaminated sediment in May 2007. Although the defendants specifically did not admit liability for the allegations of the complaint, they are bound by the terms of the Consent Decree.

NCR and U.S. Mills reached agreement between themselves that each would fund 50% of the costs of remediation of the OU 4 hotspot, which the Company currently estimates to be between $30 million and $39 million for the project as a whole. Project implementation began in 2006, but most of the project cost is expected to be incurred by the end of 2008. Although the funding agreement does not acknowledge responsibility or prevent either party from seeking reimbursement from any other parties (including each other), the Company accrued $12.5 million in 2005, and an additional $5.2 million in 2007, as its estimate of the portion of costs that U.S. Mills expects to incur under the funding agreement.

At the time of the Company’s acquisition of U.S. Mills in 2001, U.S. Mills and the Company estimated U.S. Mills’ liability for the Fox River cleanup at a nominal amount based on Government reports and conversations with the Governments about the anticipated limited extent of U.S. Mills’ responsibility, the belief, based on U.S. Mills’ prior assertions, that no significant amount of PCB-contaminated raw materials had been used at the U.S. Mills plants, and the belief that any PCB contamination in the Fox River, other than a de minimus amount, was not caused by U.S. Mills. It appeared at that time that U.S. Mills and the Governments would be able to resolve the matter and dismiss U.S. Mills as a PRP for a nominal payment. Accordingly, no significant reserve was established at the time. However, the Governments subsequently declined to enter into such a settlement. Nonetheless, U.S. Mills continued to believe that its liability exposure was very small based on its continuing beliefs that no significant amount of PCB-contaminated raw materials had been used at the U.S. Mills plants and that any significant amount of PCB contamination in the section of the Fox River located adjacent to its plant was not caused by U.S. Mills.

In May/June 2005, U.S. Mills first learned of elevated levels of PCBs (the OU 4 hotspot) in the Fox River adjacent to its DePere plant. U.S. Mills, while still not believing its DePere plant was the source of this contamination, entered into the consent decree to remediate the OU 4 hotspot as discussed above.

In June 2006, U.S. Mills first received the results of tests it initiated on the U.S. Mills property that suggest that the DePere plant may have processed as part of its furnish more than the de minimus amounts of PCB-contaminated paper reflected in the records available to the Company. This information seemed to contradict the Company’s previous understanding of the history of the DePere plant. Based on these most recent findings, it is possible that U.S. Mills might be responsible for a larger portion of the remediation than previously anticipated. The total estimated cost set forth in the ROD for remediation of OU 4 was approximately $257.5 million and the estimated cost of monitoring OU 5 was approximately $40 million (a 2007 amendment to the ROD estimated the cost of OUs 2 – 5 at $390 million). There are two alleged PRPs located in OU 4 (of which the smaller is the plant owned by U.S. Mills). It is possible that U.S. Mills and the owners of the other plant, together with NCR, the original generator of the carbonless copy paper, could be required to bear a majority of the remediation costs of OU 4, and share with other PRPs the cost of monitoring OU 5. U.S. Mills has discussed possible remediation scenarios with other PRPs who have indicated that they expect U.S. Mills to bear an unspecified but meaningful share of the costs of OU 4 and OU 5.

In February 2007, the EPA and WDNR issued a general notice of potential liability under CERCLA and a request to participate in remedial action implementation negotiations relating to OUs 2 – 5 to eight PRPs, including U.S. Mills. The notice requested that the PRPs indicate their willingness to participate in negotiations concerning performance of the remaining elements of the remedial action for OUs 2 – 5 and the resolution of the government entities’ claims for unreimbursed costs and natural resource damages. On April 9, 2007, U.S. Mills, in conjunction with other PRPs, presented to the EPA and the WDNR a proposed schedule to mediate the allocation issues among eight PRPs, including U.S. Mills. Non-binding mediation began in May 2007. The mediation is continuing; however, no agreement among the parties has yet occurred.

On November 13, 2007, the EPA issued a unilateral Administrative Order for Remedial Action pursuant to Section 106 of CERCLA. The order requires U.S. Mills and the seven other respondents to jointly take various actions to clean up OUs 2 – 5. The order establishes two phases of work. The first phase consists of planning and design work as well as preparation for dredging and other remediation work and must be completed by December 31, 2008. The second phase consists primarily of dredging and disposing of contaminated sediments and the capping of dredged and less contaminated areas of the river bottom. The second phase is required to begin in 2009 when weather conditions permit and is expected to continue for several years. The order also provides for a $32,500 per day penalty for failure by a respondent to comply with its terms as well as exposing a non-complying respondent to potential treble damages. Although U.S. Mills has reserved its rights to contest liability for any portion of the work, it is cooperating with the other respondents to comply with the first phase of the order.

The mediation proceedings caused U.S. Mills to revise its estimate during 2007 of the range of loss probable to be incurred in connection with the remediation of OUs 2 – 5. Based on information currently available, there is no amount within the range that appears to be a better estimate than any other. Accordingly, pursuant to applicable accounting rules, U.S. Mills recorded a charge of $20 million in the second quarter of 2007 representing the minimum estimated amount of potential loss U.S. Mills believes it is likely to incur. Developments since that time, including the ongoing mediation and issuance of the Administrative Order, have not provided U.S. Mills with a reasonable basis for further revising its estimate of the range of possible loss. Because U.S. Mills has not yet been able to estimate with any certainty the portion of the total remediation costs that it might have to bear, reserves to account for the potential additional liability have not been increased at this point.

The actual costs associated with cleanup of the Fox River site are dependent upon many factors and it is reasonably possible that total remediation costs could be higher than the current estimates of project costs which range from $390 million to more than $600 million for OUs 2 – 5. Some, or all, of any costs incurred by U.S. Mills may be covered by insurance, or may be subject to recoupment from other parties, but no amounts have been recognized in the financial statements of the Company for any such recovery. Given the ongoing remedial design work being conducted, and the initial stages of remediation, it is possible there could be some additional changes to some elements of the reserve within the next year or thereafter, although that is difficult to predict.

Similarly, U.S. Mills does not have a basis for estimating the possible cost of any natural resource damage claims against it. Accordingly, reserves have not been increased for this potential liability. However, for the entire river remediation project, the lowest estimate in the Governments’ 2000 report on natural resource damages was $176 million.

In addition to its potential liability for OUs 4 and 5, U.S. Mills may have a contingent liability to Menasha Corporation to indemnify it for any amount for which it may be held liable in excess of insurance coverage for any environmental liabilities of a plant on OU 1 that U.S. Mills purchased from Menasha. Due to the uncertainty of Menasha’s liability and the extent of the insurance coverage as well as any defenses that may be asserted to any such claim, U.S. Mills has not established a reserve for this contingency.

In any event, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it has any liability for the liabilities of U.S. Mills. Accordingly, as stated above, the Company does not believe it is probable that the effect of U.S. Mills’ Fox River liabilities, along with any claims against the Company, would result in a pre-tax loss that would materially exceed the net worth of U.S. Mills, which was approximately $80 million at December 31, 2007.

Additional information regarding legal proceedings is provided in Note 13 to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

SONOCO 2007 ANNUAL REPORT	11

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the stock symbol “SON.” As of December 31, 2007, there were approximately 38,000 shareholder accounts. Information required by Item 201(d) of Regulation S-K can be found in Part III, Item 12 of this Annual Report on Form 10-K. The following table indicates the high and low sales prices of the Company’s common stock for each full quarterly period within the last two years as reported on the New York Stock Exchange, as well as cash dividends declared per common share:

	High	Low	Cash Dividends
2007
First Quarter	$38.90	$36.19	$.24
Second Quarter	$44.91	$38.10	$.26
Third Quarter	$44.75	$29.65	$.26
Fourth Quarter	$34.76	$28.45	$.26

2006
First Quarter	$34.75	$28.76	$.23
Second Quarter	$34.75	$29.45	$.24
Third Quarter	$34.75	$30.30	$.24
Fourth Quarter	$38.71	$33.10	$.24

The Company did not make any unregistered sales of its securities during 2007, and did not purchase any of its securities during the fourth quarter of 2007.

Item 6. Selected Financial Data

The following table sets forth the Company’s selected consolidated financial information for the past five years. The information presented below should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Annual Report on Form 10-K and the Company’s historical Consolidated Financial Statements and the Notes thereto included in Item 8 of this Annual Report on Form 10-K. The selected statement of income data and balance sheet data are derived from the Company’s Consolidated Financial Statements.

	Years ended December 31
(Dollars and shares in thousands except per share data)	2007	2006	2005	2004	2003
Operating Results
Net sales	$4,039,992	$3,656,839	$3,528,574	$3,155,433	$2,758,326
Cost of sales and operating expenses	3,695,917	3,310,751	3,232,590	2,897,046	2,549,726
Restructuring and impairment charges	36,191	25,970	21,237	18,982	50,056
Interest expense	61,440	51,952	51,559	47,463	52,399
Interest income	(9,182)	(6,642)	(7,938)	(5,400)	(2,188)
Income before income taxes	255,626	274,808	231,126	197,342	108,333
Provision for income taxes	55,186	93,329	84,174	58,858	37,698
Equity in earnings of affiliates/minority interest, net of tax	13,716	13,602	14,925	12,745	7,543
Income from continuing operations	214,156	195,081	161,877	151,229	78,178
Income from discontinued operations, net of income taxes[1]	—	—	—	—	60,771
Net income available to common shareholders	$214,156	$195,081	$161,877	$151,229	$138,949
Per common share
Net income available to common shareholders:
Basic	$2.13	$1.95	$1.63	$1.54	$1.44
Diluted	2.10	1.92	1.61	1.53	1.43
Cash dividends – common	1.02	.95	.91	.87	.84
Weighted average common shares outstanding:
Basic	100,632	100,073	99,336	98,018	96,819
Diluted	101,875	101,534	100,418	98,947	97,129
Actual common shares outstanding at December 31	99,431	100,550	99,988	98,500	96,969
Financial Position
Net working capital	$269,598	$282,974	$265,014	$282,226	$75,671
Property, plant and equipment, net	1,105,342	1,019,594	943,951	1,007,295	923,569
Total assets	3,340,243	2,916,678	2,981,740	3,041,319	2,520,633
Long-term debt	804,339	712,089	657,075	813,207	473,220
Total debt	849,538	763,992	781,605	906,961	674,587
Shareholders’ equity	1,441,537	1,219,068	1,263,314	1,152,879	1,014,160
Current ratio	1.4	1.4	1.4	1.4	1.1
Total debt to total capital[2]	35.8%	37.5%	35.7%	40.7%	36.4%
[1]	Income from discontinued operations, net of income taxes, includes the operating results for the High Density Film business, which was sold in 2003.
[2]	Calculated as Total Debt divided by the sum of Total Debt, Shareholders’ Equity and Long-term Deferred Tax Liability.

SONOCO 2007 ANNUAL REPORT	13

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

Sonoco is a leading manufacturer of consumer and industrial packaging products and provider of packaging services with 334 locations in 35 countries. The Company’s operations are organized and reported in three segments, Consumer Packaging, Tubes and Cores/Paper and Packaging Services, while a number of smaller businesses are discussed as All Other Sonoco. Generally, the Company serves two broad end-use markets: consumer and industrial. Consumer and industrial sales are split approximately 52% and 48% , respectively. Geographically, approximately 62% of sales are generated in the United States, 18% in Europe, 10% in Canada and 10% in other regions.

The Company is a market-share leader in many of its product lines, particularly in tubes, cores and composite containers and competition in most of the Company’s businesses is intense. Demand for the Company’s products and services is primarily driven by the overall level of consumer consumption of non-durable goods, however, certain product groups are tied more directly to durable goods, such as appliances, and construction.

While overall market conditions have been relatively stable over the past several years in consumer markets, declining domestic textile and paper markets have negatively impacted the Company’s industrial businesses. Currently, for many of our businesses, marginal capacity in the industry works to restrain the pricing ability of all market participants.

STRATEGY AND OPPORTUNITIES

Financially, the Company’s objective is to deliver average annual double-digit total returns to shareholders over time. To meet that target, the Company focuses on three major areas: driving profitable sales growth, improving margins, and leveraging the Company’s strong cash flow and financial position. Operationally, the goal is to be the low-cost global leader in customer-preferred packaging solutions within targeted customer market segments.

In December 2007, the Company announced its current five-year plan to grow revenue, improve margins and more effectively utilize assets. The new five-year plan continues the Company’s recent focus on growing its consumer-related business faster than the industrial-related business, with the goal of transitioning the overall mix of business to approximately 60% consumer and 40% industrial by 2012.

The Company’s primary growth drivers are increasing organic sales, geographic expansion, providing total packaging solutions for customers and strategic acquisitions. Over the next five years, revenue growth is expected to be equally split between organic and acquisitions. Much of the organic growth is expected to occur in the form of new products. The five-year plan targets average annual sales from new products (those commercialized for two years or less) at $100 million to $150 million. Sales from new products were $100 million in 2007 and $111 million in 2006.

The Company’s plan to improve margins focuses on leveraging fixed costs, improving productivity, maintaining a positive price/cost relationship (raising selling price at least enough to recover cost inflation plus a reasonable margin), improving underperforming operations and effectively utilizing capital.

Results of Operations

2007 OVERVIEW

In 2007, Sonoco achieved records in sales and net income. This was accomplished despite significant increases in raw material and other costs and a slowing economy in North America. In addition, the Company generated another year of record productivity improvements and strong cash flow, which was invested in growing the business and returning value to shareholders through increased dividends and stock repurchases.

In 2007, sales grew 10.5%, or $383 million, primarily due to acquisitions, increased selling prices and foreign exchange rates. The Tubes and Cores/Paper segment provided 49% of the total increase in revenue, the Consumer Packaging segment provided 35% and the Packaging Services segment provided 16%. Sales in All Other Sonoco were essentially flat year-over-year. Acquisitions accounted for $207 million, or 54%, of the year-over-year sales increase.

The Company reported net income of $214.2 million for 2007, compared with $195.1 million for 2006. Current year earnings benefited from a notably lower effective tax rate and were negatively affected by after-tax asset impairment and restructuring-related charges of $25.4 million, compared with $20.9 million in 2006. Current year results also include a $14.8 million after-tax charge for environmental costs.

Selling price increases were exceeded by increases in the costs of labor, material, freight and energy, while lower volumes and an unfavorable change in the mix of business more than offset productivity improvements in virtually all of the Company’s businesses. This resulted in gross profit margins declining to 18.7%, compared with 19.3% in 2006; however, net income margin remained flat due to a reduction in the overall effective tax rate.

Outlook

While revenues are expected to continue to increase in 2008, the outlook for the North American economy is very uncertain and a significant slowdown or decline could affect the Company’s business accordingly. Although market share is expected to hold, overall demand for tubes and cores, specifically in North America, is expected to remain weak. Margins in the Consumer Packaging segment are expected to improve. Higher volume and productivity improvements in flexible packaging, and new products and customers in rigid plastic containers, are expected to lead to higher sales and operating profits for that segment.

The current high cost of old corrugated containers (OCC), other raw materials, and energy is expected to continue at least into the first half of 2008, which will continue to put pressure on margins. The Company will seek to offset any significant cost inflation through price adjustments. To that end, in January 2008, the Company announced a price increase for paper-based tubes and cores in the United States and Canada. Productivity improvements and strong cost controls are expected to help maintain or slightly increase margins in what is expected to be a tough cost and pricing environment in 2008.

The consolidated effective tax rate, which was 21.6% in 2007, is expected to be approximately 32% in 2008.

Restructuring Charges, Unusual Items and Other Activities

RESTRUCTURING/ASSET IMPAIRMENT CHARGES

During 2007, the Company recognized restructuring and asset impairment charges totaling $36.2 million ($25.4 million after tax). These charges resulted primarily from closing the following facilities: a metal ends plant in Brazil; two rigid packaging plants, one in the United States and one in Germany; rigid packaging production lines in the United Kingdom; two paper mills, one in China and one in France; three tube and core plants, one in the United States and two in Canada; two molded plastics plants, one in the United States and one in Turkey; and a point-of-purchase display manufacturing plant in the United States. Five of these closures were not part of a formal restructuring plan. The remainder of the closures were part of restructuring plans announced in 2006 and 2003. The charges were comprised of severance and termination benefits of $11.9 million, other exit costs of $7.6 million, and asset impairment charges of $16.7 million. Other exit costs consist of building lease termination charges and other miscellaneous costs related to closing these facilities. Asset impairment charges related primarily to the closures of the metal ends plant in Brazil and the rigid packaging plant in the United States. Impaired assets were written down to the lower of carrying amount or fair value, less estimated costs to sell, if applicable.

During 2006, pursuant to restructuring plans announced in 2006 and 2003, the Company recognized restructuring and asset impairment charges totaling $26.0 million ($21.3 million after tax). These charges resulted primarily from the following plant closures: a paper mill in France; four tube and core plants, three in the United States and one in Canada; two flexible packaging operations, one in the United States and one in Canada; a wooden reels facility in the United States; and a molded plastics operation in the United States. In addition, the charges reflect the impact of downsizing actions primarily in the Company’s European tubes and cores/paper operations. These charges were comprised of severance and termination benefits of $11.8 million, other exit costs of $6.4 million, and asset impairment charges of $7.8 million. Other exit costs consist of building lease termination charges and other miscellaneous costs related to closing these facilities. Asset impairment charges related primarily to the closure of the paper mill in France. Impaired assets were written down to the lower of carrying amount or fair value, less estimated costs to sell, if applicable.

During 2005, pursuant to a restructuring plan announced in 2003, the Company recognized restructuring and asset impairment charges totaling $21.2 million ($14.3 million after tax) resulting from 11 plant closings in the Tubes and Cores/Paper segment and three plant closings in the Consumer Packaging segment. These charges consisted of severance and termination benefits of $6.2 million, other exit costs of $8.5 million, and asset impairment charges of $6.5 million. Other exit costs consist of building lease termination charges and other miscellaneous costs related to closing these facilities. Of the asset impairment charges, $5.9 million related to equipment impaired as a result of the plant closures, and $0.6 million related to buildings. Impaired assets were written down to the lower of carrying amount or fair value, less estimated costs to sell, if applicable. In addition to the above charges, the Company incurred a non-restructuring asset impairment charge of $3.0 million related to a paper mill in China. This charge was included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.

The Company also recorded non-cash, after-tax income in the amount of $0.1 million in 2007, $0.4 million in 2006 and $1.3 million in 2005 to reflect a minority shareholder’s portion of restructuring costs that were charged to expense. This income is included in “Equity in earnings of affiliates/minority interest in subsidiaries, net of tax” in the Company’s Consolidated Statements of Income.

The Company expects to recognize future additional restructuring costs of approximately $12 million associated with the 2007 restructuring actions and the 2006 restructuring plan. The Company does not expect to recognize any future additional restructuring costs under the 2003 plan.

ACQUISITIONS/JOINT VENTURES

The Company completed four acquisitions during 2007, and purchased the remaining 51.1% interest in a small joint venture in Europe, at an aggregate cost of $236.3 million, all of which was paid in cash. Acquisitions made in the Consumer Packaging segment included Matrix Packaging, Inc., a leading manufacturer of custom-designed blow molded rigid plastic containers and injection molded products with operations in the United States and Canada, and the fiber and plastic container business of Caraustar Industries, Inc. Additional acquisitions in 2007 consisted of a small tube and core business in Mexico, which is included in the Tubes and Cores/Paper segment, and a small protective packaging business in the United States, which is included in All Other Sonoco. The Company also purchased the remaining 51.1% interest in AT-Spiral OY, a European tubes and cores joint venture. Annual sales from these acquisitions are expected to total approximately $200 million. As these acquisitions were not material to the Company’s financial statements individually or in the aggregate, pro forma results have not been provided.

The Company completed six acquisitions during 2006, and purchased the remaining 35.5% minority interest of its Sonoco-Alcore S.a.r.l. joint venture, at an aggregate cost of $227.3 million, all of which was paid in cash. Annual sales from these acquisitions, excluding the joint venture interest, are expected to total $130 million. The Company had previously consolidated the joint venture, which was included in the Tubes and Cores/Paper segment, so no additional reported sales resulted from the purchase of the remaining interest.

In 2005, the Company completed three minor acquisitions with an aggregate cost of $3.6 million, all of which was paid in cash.

DISPOSITIONS

In December 2005, the Company divested its single-plant folding cartons business for a note receivable of approximately $11.0 million, which was collected in early 2006. This trans-

FORM 10-K | SONOCO 2007 ANNUAL REPORT	15

action resulted in a gain of $2.4 million ($1.6 million after tax). The results of this business unit were immaterial to the Company’s consolidated net income for all periods presented.

OTHER SPECIAL CHARGES, INCOME ITEMS AND CONTINGENCIES

In 2007, U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, recorded charges totaling $25.2 million ($14.5 million after tax) in association with environmental remediation liabilities for various sites in the lower Fox River in Wisconsin. In 2005, U.S. Mills recorded a $12.5 million charge ($7.6 million after tax) related to one of the sites. The charges are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.

The 2005 charge and $5.2 million of the 2007 charge related to a particular site on the lower Fox River in which remediation of PCB-contaminated sediments has already begun. The total charge of $17.7 million represents the Company’s best estimate of what it is likely to pay to complete the project; however, the actual costs associated with remediation of this particular site are dependent upon many factors, and it is possible that actual costs could exceed current estimates. The Company acquired U.S. Mills in 2001, and the identified contamination predates the acquisition. Some or all of any costs incurred may be covered by insurance or be recoverable from third parties; however, there can be no assurance that such claims for recovery will be successful. Accordingly, no amounts have been recognized in the financial statements for such recovery.

In February 2007, U.S. Mills and seven other potentially responsible parties received a general notice of potential liability under CERCLA from the Environmental Protection Agency (EPA) and the Wisconsin Department of Natural Resources relating to a stretch of the lower Fox River, including the bay at Green Bay. The contamination referred to in this notice covers a vastly larger area than the site referred to in the paragraph above. Mediation proceedings between the potentially responsible parties to allocate the liability began in the second quarter of 2007. As a result of these proceedings, U.S. Mills revised its estimate of the range of loss probable to be incurred by it in association with the additional remediation. Accordingly, a charge of $20 million was recorded in the second quarter of 2007. This charge represents the minimum estimated amount of potential loss U.S. Mills believes it is likely to incur. Developments since the second quarter, including ongoing mediation and a unilateral Administrative Order for Remedial Action issued by the EPA in November 2007 against the eight potentially responsible parties, have not yet provided U.S. Mills with a reasonable basis for further revising its estimate of the range of possible loss. Although U.S. Mills’ ultimate share of the liability could conceivably exceed its net worth, the Company believes the maximum additional exposure to Sonoco’s consolidated financial position is limited to the equity position of U.S. Mills which was approximately $80 million as of December 31, 2007, excluding any tax benefits that may reduce the net charge. For a more detailed discussion of the Fox River environmental matters, see “Item 3. Legal Proceedings” above.

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

Results of Operations 2007 versus 2006

OPERATING REVENUE

Consolidated net sales for 2007 were $4.04 billion, a $383 million, or 10.5%, increase over 2006.

The components of the sales change were:

($ in millions)
Acquisitions (net of dispositions)	$192
Currency exchange rate	109
Selling price	88
Volume/Mix	(6)
Total sales increase	$383

Prices were higher throughout the Company, with the exceptions of flexible packaging and point-of-purchase and fulfillment operations, as the Company was able to implement price increases to offset the impact of higher costs of labor, energy, freight and materials. Companywide volume, excluding service center revenue, which was on a pass-through basis, decreased approximately 1.0% from 2006 levels driven by decreases in the Tubes and Cores/Paper and Consumer Packaging segments, partially offset by volume increases in point-of purchase displays. Domestic sales were $2.5 billion, up 7.6% from 2006. International sales were $1.5 billion, up 15.7% over 2006, driven primarily by the impact of acquisitions and currency translation.

COSTS AND EXPENSES

Selling, general and administrative expenses as a percentage of sales increased to 10.1% during the year from 9.8% in 2006, primarily as a result of the previously mentioned $25.2 million U.S. Mills environmental charge. Stock-based compensation expense associated with the issuance of stock-settled stock appreciation rights totaled $4.0 million and $4.1 million in 2007 and 2006, respectively. Recognition of this expense is required under Statement of Financial Accounting Standards No. 123(R), ‘Share-Based Payment,’ which the Company adopted effective January 1, 2006. Current year results also include the recovery from a third party of $5.5 million in certain benefit costs.

In 2007, aggregate pension and postretirement expense decreased $9.9 million to $34.2 million, versus $44.1 million in 2006. This reduction was partially offset by a $3.5 million increase in defined contribution plan costs. The Company expects these expenses to decrease by approximately $7 million in 2008. The return on assets of U.S.- based defined benefit plans was 8.4% in 2007 and 13.9% in 2006. Over time, investment returns on benefit plan assets impact the Company’s cost of providing pension and postretirement benefits.

Operating profits also reflect restructuring and asset impairment charges of $36.2 million and $26.0 million in 2007 and 2006, respectively. These items are discussed in more detail in the section above titled, “Restructuring Charges, Unusual Items and Other Activities.”

Research and development costs, all of which were charged to expense, totaled $15.6 million and $12.7 million in 2007 and 2006, respectively. Management expects research and development spending in 2008 to be consistent with these levels.

Net interest expense totaled $52.3 million for the year ended December 31, 2007, compared with $45.3 million in 2006. The increase was due primarily to higher average debt levels resulting from acquisitions and stock buybacks.

The 2007 effective tax rate was 21.6%, compared with 34.0% in 2006. The year-over-year decrease in the effective tax rate, which added approximately $32 million to reported net income, was due primarily to the release of tax reserves on expiration of statutory assessment periods, foreign tax rate reductions and improved international results. Included in the effective tax rate for 2006 was the impact of a $5.3 million benefit associated with entering into favorable tax agreements with state tax authorities and closing state tax examinations for amounts less than originally anticipated. The 2006 benefits were partially offset by a $4.9 million impact resulting from restructuring charges for which a tax benefit could not be recognized.

The estimate for the potential outcome for any uncertain tax issue is highly judgmental. The Company believes it has adequately provided for any reasonable foreseeable outcome related to these matters. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitations on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the effective tax rate may fluctuate significantly on a quarterly basis.

REPORTING SEGMENTS

Consolidated operating profits, also referred to as “Income before income taxes” on the Consolidated Statements of Income, are comprised of the following:

($ in millions)	2007	2006	% Change
Consumer Packaging segment	$104.5	$109.6	(4.7)%
Tubes and Cores/Paper segment	143.7	148.2	(3.0)%
Packaging Services segment	44.5	39.2	13.5%
All Other Sonoco	51.4	49.1	4.6%
Restructuring and related impairment charges	(36.2)	(26.0)	(36.9)%
Interest expense, net	(52.3)	(45.3)	(15.3)%
Consolidated operating profits	$255.6	$274.8	(7.0)%

Segment results viewed by Company management to evaluate segment performance do not include restructuring and impairment charges and net interest charges. Accordingly, the term “segment operating profits” is defined as the segment’s portion of “Income before income taxes” excluding restructuring charges, asset impairment charges and net interest expense. General corporate expenses, with the exception of restructuring charges, interest and income taxes, have been allocated as operating costs to each of the Company’s reportable segments and All Other Sonoco.

See Note 15 to the Company’s Condensed Consolidated Financial Statements for more information on reportable segments.

Consumer Packaging

($ in millions)	2007	2006	% Change
Trade sales	$1,438.1	$1,304.8	10.2%
Segment operating profits	104.5	109.6	(4.7)%
Depreciation, depletion and amortization	66.5	55.1	20.7%
Capital spending	74.2	48.2	54.1%

Sales in this segment increased due to the impact of acquisitions, increased selling prices of composite cans and closures and favorable exchange rates, as the dollar weakened against foreign currencies. These favorable impacts were partially offset by lower volume in composite cans along with lower volume and lower selling prices in flexible packaging. Overall volumes, excluding the impact of acquisitions, were down 1% in the segment. Domestic sales were approximately $1,027 million, up 11.0% from 2006, and international sales were approximately $411 million, up 8.3% from 2006.

Segment operating profits decreased primarily due to price and volume declines in flexible packaging, along with volume declines in composite cans. These unfavorable factors exceeded the impact of productivity and purchasing initiatives and acquisitions. While the Company was able to increase selling prices in all operations except for flexible packaging, it was unable to offset increased costs of energy, freight, material and labor. High startup costs at the Company’s rigid plastics container plants in Wisconsin and Ohio also dampened operating profits in the segment, as did operational issues at the closures plant in Brazil. The Wisconsin plant will cease operations at the end of the first quarter of 2008, while the Brazilian plant has already been closed.

Significant capital spending included increasing rigid plastic production capacity in the United States and productivity projects throughout the segment.

FORM 10-K | SONOCO 2007 ANNUAL REPORT	17

Tubes and Cores/Paper

($ in millions)	2007	2006	% Change
Trade sales	$1,712.0	$1,525.6	12.2%
Segment operating profits	143.7	148.2	(3.0)%
Depreciation, depletion and amortization	91.2	85.9	6.2%
Capital spending	75.7	63.3	19.5%

The increase in sales was due to increased selling prices throughout the segment, the impact of acquisitions and the effect of favorable exchange rates. Lower domestic tube and core volume was partially offset by increased volume in the Company’s European operations. Overall, volume in the segment, excluding the impact of acquisitions, decreased by approximately 2%. Domestic sales increased approximately $52 million, or 6.8%, to approximately $825 million and international sales increased approximately $134 million, or 17.8% to approximately $887 million. International sales increased primarily as a result of the late 2006 acquisition of the remaining 75% interest in Demolli Industria Cartaria S.p.A, an Italy-based manufacturer of tubes, cores and paperboard.

Segment operating profits were unfavorably impacted by a charge of $25.2 million related to an increase in the environmental reserve at a Company subsidiary’s paper operations in Wisconsin. See “Other Special Charges, Income Items and Contingencies” above for a discussion of this claim. In addition, lower volume and increases in the costs of energy, freight, material and labor had a negative impact on segment profitability. Partially offsetting these items were productivity and purchasing initiatives and higher selling prices, along with the impact of acquisitions.

Significant capital spending included the modification of several paper machines, primarily in the United States, Mexico and Europe, and building of new tube and core plants in Asia.

Packaging Services

($ in millions)	2007	2006	% Change
Trade sales	$518.8	$456.8	13.6%
Segment operating profits	44.5	39.2	13.5%
Depreciation, depletion and amortization	11.8	11.9	(0.8)%
Capital spending	3.7	3.4	6.8%

Sales increased due to higher volumes throughout the segment, which more than offset lower selling prices in point-of-purchase and fulfillment operations related to recent competive bidding activity. Domestic sales increased to approximately $374 million, an 8.5% increase, while international sales increased to approximately $144 million, up 29.1%, primarily as a result of increased service center volume in Poland.

The increase in segment operating profits is attributable to volume increases in point-of-purchase and fulfillment operations along with productivity and purchasing initiatives. The service centers’ sales increase had very little impact on profits, as these sales were on a pass-through basis with no significant additional gross margin. Partially offsetting these favorable factors were the selling price declines discussed above.

Capital spending included numerous productivity and customer development projects in the United States and Europe.

All Other Sonoco

($ in millions)	2007	2006	% Change
Trade sales	$371.1	$369.7	0.4%
Operating profits	51.4	49.1	4.6%
Depreciation, depletion and amortization	11.8	12.0	(1.2)%
Capital spending	15.9	8.4	89.4%

Sales for All Other Sonoco increased slightly as price increases, the impact of acquisitions and the effect of favorable exchange rates were nearly offset by lower volumes in molded plastics and wire and cable reels. Domestic sales were approximately $294 million, down 2.2% from 2006, and international sales were approximately $77 million, an increase of 11.9%.

Operating profits in All Other Sonoco increased due primarily to manufacturing productivity and purchasing initiatives, although they were partially offset by the impact of the volume declines. Through higher selling prices, the Company was able to recover increases in raw material costs but not higher costs of energy, freight and labor.

Capital spending included investing in productivity and customer development projects in the United States and Asia for molded and extruded plastics, protective packaging and wire and cable reels.

Financial Position, Liquidity and Capital Resources

CASH FLOW

Cash flow from operations totaled $445.1 million in 2007, compared with $482.6 million in 2006. Operating cash flows in both years benefited from companywide initiatives aimed at reducing working capital, but to a lesser extent in 2007. The projected benefit obligation of the U.S. Defined Benefit Pension Plan was fully funded as of December 31, 2007. The Company froze participation for newly hired salaried and non-union hourly U.S. employees effective December 31, 2003. Based on the current actuarial estimates, the Company anticipates that the total 2008 contributions made to its benefit plans will be comparable to 2007 levels which were approximately $17 million. However, no assurances can be made about funding requirements beyond 2008, as they will depend largely on actual investment returns and future actuarial assumptions.

Cash flows used by investing activities increased from $332.1 million in 2006 to $379.6 million in 2007. The Company invested $236.3 million in four acquisitions and the purchase of the remaining minority interest in a European tube and core joint venture in 2007. This was comparable to the level of acquisition spending in 2006. As part of its growth strategy, the Company is actively seeking acquisition opportunities and the level of acquisition spending in any given year will depend on the size and number of suitable candidates identified and the Company’s success at closing the transactions. Capital spending increased by $46.1 million to $169.4 million in 2007 from $123.3 million in 2006. Capital spending is expected to return to more historic levels of approximately $125 million to $130 million in 2008.

Net cash used by financing activities totaled $75.0 million in 2007, compared with $125.7 million in 2006. Cash dividends increased 8.3% to $102.6 million during 2007. Net borrowings increased $78.7 million, primarily in connection with acquisition activities. During 2007, the Company acquired 3.0 million shares of Sonoco common stock at a cost of $109.2 million and issued shares through the exercise of previously awarded stock options for proceeds of $49.7 million.

Current assets increased by $84.9 million to $1,027.7 million at December 31, 2007. This increase is largely attributable to higher levels of inventory and accounts receivable stemming from 2007 acquisitions. Current liabilities increased by $98.3 million to $758.1 million at December 31, 2007. This increase was due to higher accounts payable, accrued wages and taxes payable, partially offset by decreases in notes payable. The current ratio was 1.4 at December 31, 2007 and 2006.

The Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both.

CONTRACTUAL OBLIGATIONS

The following table summarizes contractual obligations at December 31, 2007:

		Payments Due In
($ in millions)	Total	2008	2009-2010	2011-2012	Beyond 2012	Uncertain
Debt obligations	$850.0	$45.2	$109.0	$180.8	$515.0	$—
Interest payments[1]	283.2	38.0	75.6	61.3	108.3	—
Operating leases	139.4	32.9	47.0	28.4	31.1	—
Environmental remediation (U.S. Mills)[2]	29.0	9.0	—	—	—	20.0
FIN 48[2]	40.0	—	—	—	—	40.0
Purchase obligations[3]	289.6	23.7	47.4	38.5	180.0	—
Total contractual obligations	$1,631.2	$148.8	$279.0	$309.0	$834.4	$60.0
[1]	Includes interest payments on outstanding fixed-rate, long-term debt obligations as well as financing fees on the backstop line of credit.
[2]	Due to the nature of this obligation, the Company is unable to estimate the timing of the cash outflows.
[3]	Includes only long-term contractual commitments. Does not include short-term obligations for the purchase of goods and services used in the ordinary course of business.

CAPITAL RESOURCES

The Company’s total debt, including the impact of foreign exchange rates, increased by $85.5 million to $849.5 million at December 31, 2007.

The Company currently operates a commercial paper program totaling $500 million and has a fully committed bank line of credit supporting the program by a like amount. On May 3, 2006, the Company entered into an amended and restated credit agreement to extend its bank line of credit to a new five-year maturity. The amended and restated credit agreement also provided the Company the option to increase its credit line from $350 million to $500 million subject to the concurrence of its lenders. The Company exercised this option and increased the credit line to $500 million on May 29, 2007. The Company intends to indefinitely maintain line of credit agreements fully supporting its commercial paper program. At December 31, 2007, the amount of the Company’s outstanding commercial paper was $169 million, compared with $89 million at December 31, 2006. Consistent with the maturity of the supporting line of credit, the Company classifies outstanding commercial paper balances as long-term debt.

On January 2, 2008, the Company prepaid its 6.125% Industrial Revenue Bond (IRB) for $35.1 million. The Company intends to prepay its 6.0% IRB in the second quarter of 2008 for $35.4 million. The prepayment of these two bond issues is expected to result in an after-tax charge totaling approximately $1.3 million.

One of the Company’s primary growth strategies is growth through acquisitions. The Company believes that cash on hand, cash generated from operations, and the available borrowing capacity under its amended and restated credit agreement will enable it to support this strategy. Although the Company currently has no intent to do so, it may obtain additional financing in order pursue its growth strategy. Although the Company believes that it has excess borrowing capacity beyond its current lines, there can be no assurance that such financing would be available or, if so, at terms that are acceptable to the Company.

The Company’s U.S.-based qualified defined benefit pension plan, and certain of the Company’s Canadian defined benefit plans, had a positive funded status totaling $41.4 million at December 31, 2007. None of the Company’s other defined benefit plans were fully funded. The cumulative unfunded liability of these plans at December 31, 2007, totaled $132.3 million.

Shareholders’ equity increased $222.5 million during 2007. The increase resulted mainly from net income of $214.2 million in 2007, stock option exercises of $59.8 million, a foreign currency translation gain of $95.4 million, and defined benefit plan adjustments, net of tax, of $59.0 million, offset by cash dividends of $102.7 million, and the repurchase of $109.2 million of the Company’s common stock. Shareholders’ equity decreased $44.2 million during 2006.

FORM 10-K | SONOCO 2007 ANNUAL REPORT	19

The decrease resulted mainly from net income of $195.1 million in 2006, stock option exercises of $82.7 million, and a foreign currency translation gain of $37.2 million, which were more than offset by cash dividends of $94.7 million, the repurchase of $82.7 million of the Company’s common stock, and a $181.4 million adjustment, net of tax, from the initial application of FASB Statement No. 158.

On April 19, 2006, the Company’s Board of Directors authorized the repurchase of up to 5.0 million shares of the Company’s common stock. The new authorization rescinded all previous authorizations and does not have a specific expiration date. During 2007, the Company purchased a total of 3.0 million shares of its common stock under this authorization at a total cost of $109.2 million. The Board of Directors has approved the reinstatement of those shares to the original authorization. Accordingly, 5.0 million shares remain available for purchase under this authorization at December 31, 2007. During 2006, the Company repurchased 2.5 million shares of Sonoco common stock for approximately $82.7 million, under previously existing authorizations.

Although the ultimate determination of whether to pay dividends is within the sole discretion of the Board of Directors, the Company plans to increase dividends as earnings grow. Dividends per common share were $1.02 in 2007, $.95 in 2006 and $.91 in 2005. On February 6, 2008, the Company declared a regular quarterly dividend of $.26 per common share payable on March 10, 2008, to shareholders of record on February 22, 2008.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no material off-balance sheet arrangements at December 31, 2007.

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

The Company is exposed to interest-rate fluctuations as a result of using debt as a source of financing operations. When necessary, the Company uses traditional, unleveraged interest-rate swaps to manage its mix of fixed and variable rate debt to maintain its exposure to interest rate movements within established ranges. No such instruments were outstanding at December 31, 2007.

The Company is a purchaser of various inputs such as recovered paper, energy, steel, aluminum and resin. The Company does not engage in significant hedging activities, other than for energy, because there is usually a high correlation between the primary input costs and the ultimate selling price of its products. Inputs are generally purchased at market or fixed prices that are established with the vendor as part of the purchase process for quantities expected to be consumed in the ordinary course of business. On occasion, where the correlation between selling price and input price is less direct, the Company may enter into derivative contracts such as futures or swaps to reduce the effect of price fluctuations.

At the end of 2007, the Company had contracts outstanding to fix the costs of a portion of commodity, energy and foreign exchange risks for 2008 through December 2010. The swaps qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133, ‘Accounting for Derivative Instruments and Hedging Activities’ (FAS 133). Of these, the Company had swaps to cover approximately 6.1 million MMBTUs of natural gas. The hedged natural gas quantities at this date represent approximately 69%, 44% and 19% of anticipated U.S. and Canadian usage for 2008, 2009 and 2010, respectively. The use of derivatives to hedge other commodities or foreign exchange was not material as of that date.

The fair market value of derivatives was a net unfavorable position of $2.4 million ($1.5 million after tax) at December 31, 2007, and a net unfavorable position of $3.2 million ($2.1 million after tax) at December 31, 2006. Derivatives are marked to fair value using published market prices, if available, or estimated values based on current price quotes and a discounted cash flow model. See Note 9 to the Consolidated Financial Statements for more information on financial instruments.

The Company is subject to various federal, state and local environmental laws and regulations concerning, among other matters, solid waste disposal, wastewater effluent and air emissions. Although the costs of compliance have not been significant due to the nature of the materials and processes used in manufacturing operations, such laws also make generators of hazardous wastes and their legal successors financially responsible for the cleanup of sites contaminated by those wastes. The Company has been named a potentially responsible party at several environmentally contaminated sites, both owned and not owned by the Company. These regulatory actions and a small number of private party lawsuits are believed to represent the Company’s largest potential environmental liabilities. The Company has accrued $31.1 million (including $29.0 million associated with U.S. Mills) at December 31, 2007, compared with $15.3 million at December 31, 2006 (including $11.7 million associated with U.S. Mills), with respect to these sites. See “Other Special Charges, Income Items and Contingencies”, Item 3 – Legal Proceedings, and Note 13 to the Consolidated Financial Statements for more information on environmental matters.

Results of Operations 2006 versus 2005

Net income for 2006 was $195.1 million, compared with $161.9 million in 2005. The year-over-year increase is largely attributable to higher operating profits on improved productivity and increased selling prices. Gross profit margin improved to 19.3%, compared with 18.7% in 2005. Also contributing to the year-over-year net income improvement was the net effect of fewer special charges and the impact of additional U.S. federal and state income taxes recorded in 2004 totaling $10.1 million associated with the repatriation of $124.7 million from foreign subsidiaries under the provisions of the American Jobs Creation Act of 2004 (AJCA).

OPERATING REVENUE

Consolidated net sales for 2006 were $3.66 billion, a $128 million, or 3.6%, increase over 2005.

The components of the sales change were:

($ in millions)
Volume	$41
Selling price	51
Currency exchange rate	39
Acquisitions (net of dispositions)	(4)
Other	1
Total sales increase	$128

Prices were higher throughout the Company, with the exception of recovered paper operations, as the Company was able to implement price increases to offset the impact of higher costs of labor, energy, freight and materials. Companywide volume, excluding service center revenue, which was on a pass-through basis, increased slightly less than 1.0% from 2005 levels driven by increases in the Tubes and Cores/Paper and Consumer Packaging segments. Domestic sales were $2.3 billion, up 2.3% from 2005. International sales were $1.3 billion, up 6.2% over 2005, driven primarily by the impact of currency translation.

COSTS AND EXPENSES

In 2006, defined-benefit pension and postretirement expense increased $1.1 million to $44.1million, versus $43.0 million in 2005. The return on assets of U.S.-based defined-benefit plans was 13.9% in 2006 and 7.2% in 2005. The Company’s U.S.-based qualified defined-benefit pension plan had a positive funded status of $9 million at December 31, 2006. None of the Company’s other defined-benefit plans were fully funded as of December 31, 2006. The cumulative unfunded liability of these plans at December 31, 2006, was $229 million. The Company’s total expense under its defined-contribution plan was $1.2 million in 2006 and $0.4 million in 2005.

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

Selling, general and administrative expenses as a percentage of sales decreased to 9.8% during the year from 10.3% in 2005. Included in 2006 was an additional $4.1 million of stock- based compensation expense associated with the issuance of stock-settled stock appreciation rights. Expenses in 2005 included a $12.5 million U.S. Mills environmental charge.

Operating profits also reflect restructuring charges of $26.0 million and $21.2 million in 2006 and 2005, respectively. These items are discussed in more detail in the section titled, “Restructuring Charges, Unusual Items and Other Activities.”

Research and development costs, all of which were charged to expense, totaled $12.7 million and $14.7 million in 2006 and 2005, respectively.

Interest expense totaled $52.0 million for the year ended December 31, 2006, compared with $51.6 million in 2005. The slight increase in 2006, compared with 2005, was due to higher average interest rates, substantially offset by lower U.S. and international debt levels. Interest income was $6.6 million in 2006, a decrease of $1.3 million, from the $7.9 million reported in 2005. The decrease was primarily due to the Company’s repatriation of $124.7 million of accumulated offshore cash in December 2005 under the AJCA and the subsequent use of the repatriated cash to lower domestic debt.

The effective tax rate for continuing operations in 2006 was 34.0%, compared with 36.4% in 2005. Included in the effective tax rate for 2006 was the impact of a $5.3 million benefit associated with entering into favorable tax agreements with state tax authorities and closing state tax examinations for amounts less than originally anticipated. Partially offsetting this was a $4.9 million impact resulting from restructuring charges for which a tax benefit could not be recognized. The 2005 effective tax rate reflects an additional $10.1 million of income tax expense associated with the repatriation of foreign earnings under the AJCA.

REPORTING SEGMENTS

Consolidated operating profits, also referred to as “Income before income taxes” on the Consolidated Statements of Income, are comprised of the following:

($ in millions)	2006	2005	% Change
Consumer Packaging segment	$109.6	$103.5	5.9%
Tubes and Cores/Paper segment	148.2	107.0	38.4%
Packaging Services segment	39.2	44.8	(12.6)%
All Other Sonoco	49.1	40.6	20.9%
Restructuring and related impairment charges	(26.0)	(21.2)	(22.3)%
Interest expense, net	(45.3)	(43.6)	(3.9)%
Consolidated operating profits	$274.8	$231.1	18.9%

Consumer Packaging

($ in millions)	2006	2005	% Change
Trade sales	$1,304.8	$1,247.5	4.6%
Segment operating profits	109.6	103.5	5.9%
Depreciation, depletion and amortization	55.1	56.3	(2.1)%
Capital spending	48.2	50.8	(5.2)%

FORM 10-K | SONOCO 2007 ANNUAL REPORT	21

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

Tubes and Cores/Paper

($ in millions)	2006	2005	% Change
Trade sales	$1,525.6	$1,482.1	2.9%
Segment operating profits	148.2	107.1	38.4%
Depreciation, depletion and amortization	85.9	83.7	2.5%
Capital spending	63.3	62.3	1.6%

The increase in sales was due to increased selling prices and volume in North American paper operations and Asia. The effect of favorable exchange rates also increased sales. Lower tube and core volume in most geographic segments partially offset these favorable factors. Overall volume in the segment, including the impact of acquisitions, increased by approximately 1%. Domestic sales increased approximately $15 million, or 1.9%, to $772.6 million and international sales increased approximately $29 million, or 4.0%, to $753.0 million.

Segment operating profits increased due to productivity and purchasing initiatives along with higher selling prices, which offset increases in the costs of energy, freight, material and labor. Results in 2005 were impacted by a charge of $12.5 million related to an environmental claim at U.S. Mills’ paper operations in Wisconsin. See “Other Special Charges, Income Items and Contingencies” for a discussion of this claim. In addition, 2005 results included a $3.0 million non-restructuring asset impairment charge related to operations in Asia.

Significant capital spending included the modification of several paper machines, primarily in the United States, Mexico and Europe, and building of new tube and core plants in Asia.

Packaging Services

($ in millions)	2006	2005	% Change
Trade sales	$456.8	$455.9	0.2%
Segment operating profits	39.2	44.8	(12.6)%
Depreciation, depletion and amortization	11.9	12.0	(0.4)%
Capital spending	3.4	4.9	(30.0)%

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

Capital spending included numerous productivity and customer development projects in the United States and Europe.

All Other Sonoco

($ in millions)	2006	2005	% Change
Trade sales	$369.7	$343.2	7.7%
Operating profits	49.1	40.6	20.9%
Depreciation, depletion and amortization	12.0	11.1	8.3%
Capital spending	8.4	11.1	(24.2)%

Sales for All Other Sonoco increased due to price increases within each line of business, along with higher volumes in wire and cable reels and protective packaging. Domestic sales were $300.5 million, up 6.3% from 2005, and international sales were $69.2 million, an increase of 14.3%.

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

Critical Accounting Policies and Estimates

Management’s analysis and discussion of the Company’s financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The Company evaluates these estimates and assumptions on an ongoing basis, including but not limited to those related to inventories, bad debts, derivatives, income taxes, intangible assets, restructuring, pension and other postretirement benefits, environmental liabilities and contingencies and litigation. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from estimates. The impact of and any associated risks related to estimates, assumptions and accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in the Notes to the Consolidated Financial Statements, if applicable, where such estimates, assumptions and accounting policies affect the Company’s reported and expected financial results.

The Company believes the accounting policies discussed in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K are critical to understanding the results of its operations. The following discussion represents those policies that involve the more significant judgments and estimates used in the preparation of the Company’s Consolidated Financial Statements.

IMPAIRMENT OF LONG-LIVED, INTANGIBLE AND OTHER ASSETS

Assumptions and estimates used in the evaluation of potential impairment may affect the carrying values of long-lived, intangible and other assets and possible impairment expense in the Company’s Consolidated Financial Statements. The Company evaluates its long-lived assets (property, plant and equipment), definite- lived intangible assets and other assets (including notes receivable and preferred stock) for impairment whenever indicators of impairment exist, or when it commits to sell the asset. If the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible asset is less than the carrying value of that asset, an asset impairment charge is recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset, or in the case of assets the Company evaluates for sale, at fair value less costs to sell. A number of significant assumptions and estimates are involved in developing operating cash flow forecasts for the Company’s discounted cash flow model, including markets and market share, sales volumes and prices, costs to produce, working capital changes and capital spending requirements. The Company considers historical experience, and all available information at the time the fair values of its assets are estimated. However, fair values that could be realized in an actual transaction may differ from those used to evaluate impairment. In addition, changes in the assumptions and estimates may result in a different conclusion regarding impairment.

The Company has a long-term note receivable from and preferred equity interest in Hilex Poly Co., LLC resulting from the sale its high density film business to Hilex in 2003. The combined carrying value of these items at December 31, 2007, was $42.7 million. The Company’s assumptions and outlook for Hilex at December 31, 2007, indicated that these items were neither doubtful of collection nor impaired. However, Hilex is a highly leveraged entity operating in a very competitive market and its primary products, made from high density polyethylene film, are under increasing environmental scrutiny. Different assumptions regarding the outlook for the Hilex business may result in an impairment or reserve for collectibility/recoverability in future periods.

IMPAIRMENT OF GOODWILL

In accordance with Statement of Financial Accounting Standards No. 142, ‘Goodwill and Other Intangible Assets’ (FAS 142), the Company evaluates its goodwill for impairment at least annually, and more frequently if indicators of impairment are present. Under FAS 142, if the carrying value of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment charge is recognized for the excess.

The Company’s reporting units are one level below its reporting segments, as determined in accordance with FAS 131.

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

The annual evaluation of goodwill impairment that was completed during 2007 used forward-looking projections, including expected improvement in the results of certain reporting units, most notably, the flexible packaging operations within the Consumer Packaging segment. The goodwill associated with the Flexible Packaging business totaled approximately $96 million at December 31, 2007. If actual performance in this reporting unit falls significantly short of the projected results, or the assessment of the relevant facts and circumstances changes, it is reasonably possible that a non-cash impairment charge would be required.

FORM 10-K | SONOCO 2007 ANNUAL REPORT	23

INCOME TAXES

The Company records an income tax valuation allowance when the realization of any deferred tax assets, net operating losses and capital loss carryforwards is not likely. Deferred tax assets generally represent expenses recognized for financial reporting purposes, which will result in tax deductions over varying future periods. Certain judgments, assumptions and estimates may affect the amounts of the valuation allowance and deferred income tax expense in the Company’s Consolidated Financial Statements.

For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those positions not meeting the more-likely-than-not standard, no tax benefit has been recognized in the financial statements. Where applicable, associated interest has also been recognized.

STOCK COMPENSATION PLANS

The Company utilizes share-based compensation in the form of stock options, stock appreciation rights and restricted stock units. Certain awards are in the form of contingent stock units where both the ultimate number of units and the vesting period are performance based. The amount and timing of compensation expense associated with these performance-based awards are based on estimates regarding future performance using measures defined in the plan. In 2007, the performance measures consisted of Earnings per Share and Return on Net Assets Employed. Changes in estimates regarding the future achievement of these performance measures may result in significant fluctuations from period to period in the amount of compensation expense reflected in the Company’s Consolidated Financial Statements.

The Company uses a binomial option-pricing model to determine the grant date fair value of its stock options and stock appreciation rights. The binomial option-pricing model requires the input of subjective assumptions. Management routinely assesses the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time that result in changes to these assumptions and methodologies, which could materially impact fair value determinations.

PENSION AND POSTRETIREMENT BENEFIT PLANS

The Company has significant pension and postretirement benefit costs that are developed from actuarial valuations. The actuarial valuations employ key assumptions, which are particularly important when determining the Company’s projected liabilities for pension and other postretirement benefits. The key actuarial assumptions used at December 31, 2007, in determining the projected benefit obligation and the accumulated benefit obligation for U.S. retirement and retiree health and life insurance plans include: a discount rate of 6.40%, 6.27% and 6.11% for the qualified retirement plan, non-qualified retirement plans, and retiree health and life insurance plan, respectively; an expected long-term rate of return on plan assets of 8.5%; and a rate of compensation increase ranging from 4.57% to 4.77%. Discount rates of 5.84%, 5.77% and 5.68% were used to determine net periodic benefit cost for 2007 for the qualified retirement plan, non-qualified retirement plans, and retiree health and life insurance plan, respectively.

The Company adjusts its discount rates at the end of each fiscal year based on yield curves of high-quality debt instruments over durations that match the expected benefit payouts of each plan. The long-term rate of return assumption is based on the Company’s historical plan return performance and a range of probable return outcomes given the targeted asset class weights of the portfolios. The rate of compensation increase assumption is generally based on salary and incentive increases. A key assumption for the U.S. retiree health and life insurance plan is a medical trend rate beginning at 11.3% for post-age 65 participants and trending down to an ultimate rate of 6.0% in 2014. The ultimate trend rate of 6.0% represents the Company’s best estimate of the long-term average annual medical cost increase over the duration of the plan’s liabilities. It provides for real growth in medical costs in excess of the overall inflation level.

During 2007, the Company incurred total pension and postretirement benefit expenses of approximately $34.2 million, compared with $44.1 million during 2006. The 2007 amount is net of $91.3 million of expected returns on plan assets at the assumed rate of 8.5%, and includes interest cost of $75.4 million at a weighted-average discount rate of 5.63%. The 2006 amount is net of $83.6 million of expected returns on plan assets at the assumed rate of 8.5%, and includes interest cost of $69.5 million at a discount rate of 5.50%. During 2007, the Company made contributions to pension plans of $15.1 million and postretirement plans of approximately $1.5 million. The contribution amount varies from year to year depending on factors including asset market value volatility and interest rates. Although these contributions reduced cash flows from operations during the year, under Statement of Financial Accounting Standards No. 87, ‘Employers’ Accounting for Pensions’ (FAS 87), they did not have an immediate significant impact on pension expense. Cumulative net actuarial losses were approximately $294.5 million at December 31, 2007, and are primarily the result of poor asset performance during 2000 through 2002. The amortization period for losses/gains is approximately 11 years for the portion outside the 10% corridor as defined by FAS 87, except for curtailments, which would result in accelerated expense.

Other assumptions and estimates impacting the projected liabilities of these plans include inflation, participant withdrawal and mortality rates and retirement ages. The Company annually reevaluates assumptions used in projecting the pension and postretirement liabilities and associated expense. These judgments, assumptions and estimates may affect the carrying value of pension and postretirement plan net assets and liabilities and pension and postretirement plan expenses in the Company’s Consolidated Financial Statements. The sensitivity to changes in the critical assumptions for the Company’s U.S. plans as of December 31, 2007 is as follows:

Assumption ($ in millions)	Percentage Point Change	Projected Benefit Obligation Higher/(Lower)	Annual Expense Higher/(Lower)
Discount rate	-.25 pts	$24.7	$3.3
Expected return on assets	-.25 pts	N/A	$2.1

See Note 11 to the Consolidated Financial Statements for additional information on the Company’s pension and postretirement plans.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 17 of the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Information regarding market risk is provided in this Annual Report on Form 10-K under the following items and captions: “Conditions in foreign countries where the Company operates may reduce earnings” and “Foreign exchange rate fluctuations may reduce the Company’s earnings” in Item 1A – Risk Factors; “Risk Management” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; and in Note 9 to the Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements and Notes to the Consolidated Financial Statements are provided on pages F-1 through F-30 of this report. Selected quarterly financial data is provided in Note 18 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

FORM 10-K | SONOCO 2007 ANNUAL REPORT	25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Sonoco Products Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Sonoco Products Company and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Charlotte, North Carolina

February 28, 2008

SONOCO 2007 ANNUAL REPORT	F-1

CONSOLIDATED BALANCE SHEETS

Sonoco Products Company and consolidated subsidiaries

(Dollars and shares in thousands) At December 31	2007	2006
Assets

Current Assets
Cash and cash equivalents	$70,758	$86,498
Trade accounts receivable, net of allowances of $9,519 in 2007 and $8,983 in 2006	488,409	459,022
Other receivables	34,328	33,287
Inventories
Finished and in process	138,722	126,067
Materials and supplies	204,362	177,781
Prepaid expenses	50,747	27,611
Deferred income taxes	40,353	32,532
	1,027,679	942,798
Property, Plant and Equipment, Net	1,105,342	1,019,594
Goodwill	828,348	667,288
Other Intangible Assets, Net	139,436	95,885
Other Assets	239,438	191,113
Total Assets	$3,340,243	$2,916,678
Liabilities and Shareholders’ Equity

Current Liabilities
Payable to suppliers	$426,138	$357,856
Accrued expenses and other	206,711	179,462
Accrued wages and other compensation	68,422	63,925
Notes payable and current portion of long-term debt	45,199	51,903
Accrued taxes	11,611	6,678
	758,081	659,824
Long-term Debt	804,339	712,089
Pension and Other Postretirement Benefits	180,509	209,363
Deferred Income Taxes	84,977	52,809
Other Liabilities	70,800	63,525
Commitments and Contingencies
Shareholders’ Equity
Serial preferred stock, no par value
Authorized 30,000 shares
0 shares issued and outstanding as of December 31, 2007 and 2006
Common shares, no par value
Authorized 300,000 shares
99,431 and 100,550 shares issued and outstanding at December 31, 2007 and 2006, respectively	7,175	7,175
Capital in excess of stated value	391,628	430,002
Accumulated other comprehensive loss	(107,374)	(262,305)
Retained earnings	1,150,108	1,044,196
Total Shareholders’ Equity	1,441,537	1,219,068
Total Liabilities and Shareholders’ Equity	$3,340,243	$2,916,678

The Notes beginning on page F-6 are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Sonoco Products Company and consolidated subsidiaries

(Dollars and shares in thousands except per share data) Years ended December 31	2007	2006	2005
Net sales	$4,039,992	$3,656,839	$3,528,574
Cost of sales	3,286,198	2,951,799	2,867,623
Selling, general and administrative expenses	409,719	358,952	364,967
Restructuring/Asset impairment charges	36,191	25,970	21,237
Income before interest and income taxes	307,884	320,118	274,747
Interest expense	61,440	51,952	51,559
Interest income	(9,182)	(6,642)	(7,938)
Income before income taxes	255,626	274,808	231,126
Provision for income taxes	55,186	93,329	84,174
Income before equity in earnings of affiliates/minority interest in subsidiaries	200,440	181,479	146,952
Equity in earnings of affiliates/minority interest in subsidiaries, net of tax	13,716	13,602	14,925
Net income	$214,156	$195,081	$161,877
Weighted average common shares outstanding:
Basic	100,632	100,073	99,336
Assuming exercise of awards	1,243	1,461	1,082
Diluted	101,875	101,534	100,418
Per common share
Net income:
Basic	$2.13	$1.95	$1.63
Diluted	$2.10	$1.92	$1.61
Cash dividends – common	$1.02	$.95	$.91

The Notes beginning on page F-6 are an integral part of these financial statements.

SONOCO 2007 ANNUAL REPORT	F-3

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Sonoco Products Company and consolidated subsidiaries

(Dollars and shares in thousands)	Comprehensive Income	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings
		Outstanding	Amount
January 1, 2005		98,500	$7,175	$376,750	$(103,155)	$872,109
Net income	$161,877					161,877
Other comprehensive income (loss):
Translation loss	(12,844)
Minimum pension liability adjustment, net of tax	568
Derivative financial instruments, net of tax	9,042
Other comprehensive loss	(3,234)				(3,234)
Comprehensive income	$158,643
Cash dividends						(90,126)
Issuance of stock awards		1,488		37,370
Stock-based compensation				4,548
December 31, 2005		99,988	$7,175	$418,668	$(106,389)	$943,860
Net income	$195,081					195,081
Other comprehensive income (loss):
Translation gain	37,203
Minimum pension liability adjustment, net of tax	1,517
Derivative financial instruments, net of tax	(13,240)
Other comprehensive income	25,480				25,480
Comprehensive income	$220,561
Adjustment to initially apply FASB Statement No. 158, net of tax					(181,396)
Cash dividends						(94,745)
Issuance of stock awards		3,062		82,655
Shares repurchased		(2,500)		(82,668)
Stock-based compensation				11,347
December 31, 2006		100,550	$7,175	$430,002	$(262,305)	$1,044,196
Net income	$214,156					214,156
Other comprehensive income:
Translation gain	95,449
Defined benefit plan adjustment, net of tax	58,958
Derivative financial instruments, net of tax	524
Other comprehensive income	154,931				154,931
Comprehensive income	$369,087
Cash dividends						(102,658)
Adjustment to initially apply FASB Interpretation No. 48						(5,586)
Issuance of stock awards		1,881		59,832
Shares repurchased		(3,000)		(109,206)
Stock-based compensation				11,000
December 31, 2007		99,431	$7,175	$391,628	$(107,374)	$1,150,108

The Notes beginning on page F-6 are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Sonoco Products Company and consolidated subsidiaries

(Dollars in thousands) Years ended December 31	2007	2006	2005
Cash Flows from Operating Activities
Net income	$214,156	$195,081	$161,877
Adjustments to reconcile net income to net cash provided by operating activities
Asset impairment	16,684	7,750	9,515
Depreciation, depletion and amortization	181,339	164,863	163,074
Environmental charges	25,150	—	12,500
Non-cash share-based compensation expense	11,000	11,347	4,548
Equity in earnings of affiliates/minority interest in subsidiaries	(13,716)	(13,602)	(14,925)
Cash dividends from affiliated companies	8,435	9,496	6,758
Gain on disposition of assets	(838)	(4,644)	(555)
Tax effect of nonqualified stock options	9,538	10,580	2,753
Excess tax benefit of share-based compensation	(9,317)	(10,580)	—
Deferred taxes	(31,940)	(15,265)	(24,722)
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments
Receivables	20,169	(9,356)	(24,026)
Inventories	(9,259)	33,159	(6,447)
Prepaid expenses	(1,304)	6,412	2,298
Payables and deferred expenses	69,781	70,376	731
Cash contribution to pension plans	(11,647)	(10,471)	(77,024)
Prepaid income taxes and taxes payable	(26,258)	(1,985)	(9,110)
Other assets and liabilities	(6,837)	39,402	20,118
Net cash provided by operating activities	445,136	482,563	227,363
Cash Flows from Investing Activities
Purchase of property, plant and equipment	(169,444)	(123,279)	(129,112)
Cost of acquisitions, net of cash acquired	(236,263)	(227,304)	(3,566)
Proceeds from the sale of assets	23,417	21,030	13,377
Investment in affiliates and other	2,652	(2,500)	—
Net cash used by investing activities	(379,638)	(332,053)	(119,301)
Cash Flows from Financing Activities
Proceeds from issuance of debt	39,041	33,535	43,859
Principal repayment of debt	(40,364)	(116,182)	(11,699)
Net increase (decrease) in commercial paper borrowings	80,000	59,000	(150,000)
Net (decrease) increase in bank overdrafts	(798)	(9,614)	7,765
Cash dividends – common	(102,658)	(94,745)	(90,126)
Excess tax benefit of share-based compensation	9,317	10,580	—
Shares acquired	(109,206)	(82,668)	—
Common shares issued	49,698	74,413	34,617
Net cash used by financing activities	(74,970)	(125,681)	(165,584)
Effects of Exchange Rate Changes on Cash	(6,268)	2,061	(595)
Increase (Decrease) in Cash and Cash Equivalents	(15,740)	26,890	(58,117)
Cash and cash equivalents at beginning of year	86,498	59,608	117,725
Cash and cash equivalents at end of year	$70,758	$86,498	$59,608
Supplemental Cash Flow Disclosures
Interest paid, net of amounts capitalized	$50,401	$41,377	$46,650
Income taxes paid, net of refunds	$103,846	$99,999	$115,253

Prior year data has been reclassified to conform to the current presentation.

The Notes beginning on page F-6 are an integral part of these financial statements.

SONOCO 2007 ANNUAL REPORT	F-5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands except per share data)

The following notes are an integral part of the Consolidated Financial Statements. The accounting principles followed by the Company appear in bold type.

1. Basis of Presentation

The Consolidated Financial Statements include the accounts of Sonoco Products Company and its majority-owned subsidiaries (the “Company” or “Sonoco”) after elimination of intercompany accounts and transactions. Investments in affiliated companies in which the Company shares control over the financial and operating decisions, but in which the Company is not the primary beneficiary are accounted for as equity investments (“equity investments”). Income applicable to equity investments is reflected as “Equity in earnings of affiliates/minority interest in subsidiaries” in the Consolidated Statements of Income. Investments related to equity in affiliates are included in “Other Assets” in the Company’s Consolidated Balance Sheets and totaled $107,207 and $102,851 at December 31, 2007 and 2006, respectively.

Investments in affiliated companies in which the Company is not the primary beneficiary are accounted for by the equity method of accounting and at December 31, 2007, included:

Entity	Ownership Interest Percentage at December 31, 2007
RTS Packaging JVCO	35.0%
Cascades Conversion, Inc.	50.0%
Cascades Sonoco, Inc.	50.0%
1191268 Ontario, Inc.	50.0%
Showa Products Company Ltd.	20.0%
Conitex Sonoco Holding BVI Ltd.	30.0%

For most of 2007, the Company accounted for its 48.9% ownership interest in AT-Spiral Oy (ATS) by the equity method. The Company acquired the remaining 51.1% ownership interest in ATS in November 2007; accordingly, it is no longer accounted for under the equity method. For more information, see Note 2.

For most of 2006, the Company accounted for its 25% ownership interest in Demolli Industria Cartaria S.p.A (Demolli) by the equity method. The Company acquired the remaining 75% ownership interest in Demolli in December 2006; accordingly, it is no longer accounted for under the equity method. For more information, see Note 2.

As a result of the 2003 sale of the High Density Film business to Hilex Poly Co., LLC (Hilex), the Company has a $29,100 note receivable, due in 2013, and a $13,600 non-voting preferred membership interest in Hilex, including accrued interest and cumulative unpaid dividends, respectively. The note receivable is included in “Other Assets” in the Company’s Consolidated Balance Sheets. The preferred membership interest is accounted for by the cost method.

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

The Company’s trade accounts receivable are non-interest bearing and are recorded at the invoiced amounts. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. Provisions are made to the allowance for doubtful accounts at such time that collection of all or part of a trade account receivable is in question. The allowance for doubtful accounts is monitored on a regular basis and adjustments are made as needed to ensure that the account properly reflects the Company’s best estimate of uncollectible trade accounts receivable. Trade accounts receivable balances that are more than 180 days past due are generally 100% provided for in the allowance for doubtful accounts. Account balances are charged off against the allowance for doubtful accounts when the Company determines that the receivable will not be recovered. One of the Company’s customers represented a concentration of credit of approximately 10% of the consolidated trade accounts receivable at December 31, 2007 and 2006. Sales to this customer represented approximately 12% of the Company’s consolidated revenues in 2007 and 2006; no other single customer comprised more than 5% of the Company’s consolidated revenues in 2007, 2006 or 2005.

The Company identifies its reportable segments in accordance with Statement of Financial Accounting Standards No. 131, ‘Disclosures about Segments of an Enterprise and Related Information’, based on the level of detail reviewed by the chief operating decision maker, gross profit margins, nature of products sold, nature of the production processes, type and class of customer, methods used to distribute products and nature of the regulatory environment. Of these factors, the Company believes that the most significant are the nature of its products and the type of customers served.

Research and development costs are charged to expense as incurred and include salaries and other directly related expenses. Research and development costs totaling $15,614 in 2007, $12,735 in 2006 and $14,668 in 2005, are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.

2. Acquisitions/Dispositions/Joint Ventures

The Company completed four acquisitions during 2007, and purchased the remaining 51.1% interest of its AT-Spiral Oy joint venture, a European manufacturer of tubes and cores, at an aggregate cost of $236,263, all of which was paid in cash. In connection with these acquisitions, the Company recorded fair value of identified intangibles totaling $49,565, goodwill of $126,856 (none of which is expected to be tax deductible) and other net tangible assets of $59,842. Acquisitions in the Consumer Packaging segment included Matrix Packaging, Inc., a manufacturer of custom- designed blow molded rigid plastic containers and injection molded products with operations in the United States and Canada, and the fiber and plastic container business of Caraustar Industries, Inc. in the United States. Additional acquisitions in 2007 consisted of a small tube and core business in Mexico, which is included in the Tubes and Cores/Paper segment, and a small protective packaging business in the United States, which is included in All Other Sonoco. As these acquisitions were not material to the Company’s financial statements individually or in the aggregate, pro forma results have not been provided.

The Company completed six acquisitions during 2006, and purchased the remaining 35.5% minority interest in Sonoco-Alcore S.a.r.l. (Sonoco-Alcore), a European tube, core and coreboard joint venture formed in 2004, at an aggregate cost of $227,304, all of which was paid in cash. In connection with these acquisitions, the Company recorded fair value of identified intangibles of approximately $27,800, goodwill of approximately $83,400 (of which approximately $23,500 is expected to be tax deductible), and other net tangible assets of approximately $116,100. Acquisitions in the Company’s Tubes and Cores/Paper segment included the remaining 75% interest in Demolli Industria Cartaria S.p.A, an Italy-based manufacturer of tubes, cores and paperboard and a small tube and core manufacturer in Canada. Acquisitions in the Consumer Packaging segment included a rotogravure printed flexible packaging manufacturer in Texas; a rigid paperboard composite container manufacturer in Ohio; and Clear Pack Company, a manufacturer of thermoformed and extruded plastic materials and containers in Illinois. The Company also acquired a small packaging fulfillment business in Illinois, which is included in the Packaging Services segment.

The Company completed three acquisitions during 2005 with an aggregate cost of $3,566 in cash. In connection with these acquisitions, the Company recorded fair value of identified intangibles of $25, goodwill of $1,081 and other net tangible assets of $2,460. Acquisitions in the Company’s Tubes and Cores/Paper segment included a tube and core manufacturer in New Zealand, a small molded plug recycler in the United States and the remaining ownership interest in a Chilean tube and core business. The Company also acquired certain assets of a rigid plastic packaging manufacturer in Brazil, which is reported in the Consumer Packaging segment.

In December 2005, the Company divested its single-plant folding cartons business for proceeds of $11,000. This transaction resulted in a gain of $2,417 ($1,634 after tax). The results of this business unit were immaterial to the Company’s consolidated net income, for all periods presented.

3. Restructuring and Asset Impairment

The Company accounts for restructuring charges in accordance with Statement of Financial Accounting Standards No. 146, ‘Accounting for Costs Associated with Exit or Disposal Activities’ (FAS 146), whereby the liability is recognized when exit costs are incurred. If assets become impaired as a result of a restructuring action, the assets are written down to the lower of carrying amount or fair value, less estimated costs to sell, if applicable. A number of significant estimates and assumptions are involved in the determination of fair value. The Company considers historical experience and all available information at the time the estimates are made; however, the amounts that are ultimately realized upon the sale of the divested assets may differ from the estimated fair values reflected in the Company’s Consolidated Financial Statements.

The Company has two active restructuring plans, one of which was approved in October 2006 (the 2006 Plan), and the other in August 2003 (the 2003 Plan). In addition, during the third and fourth quarters of 2007, the Company recognized additional restructuring and asset impairment charges associated with the closures of several facilities, which were not part of a formal restructuring plan. During the years ended December 31, 2007, 2006 and 2005, the Company recognized total restructuring and asset impairment charges, net of adjustments, of:

	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Restructuring	$19,507	$18,220	$14,722
Asset impairment	16,684	7,750	6,515
Total	36,191	25,970	21,237
Income tax benefit	(10,835)	(4,640)	(6,894)
Restructuring/Asset impairment charges, net of adjustments (after tax)	$25,356	$21,330	$14,343

Restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Consolidated Statements of Income with the exception of the following: restructuring charges applicable to equity method investments, which are included in “Equity in earnings of affiliates/minority interest in subsidiaries, net of tax;” and a 2005 asset

FORM 10-K | SONOCO 2007 ANNUAL REPORT	F-7

impairment charge of $3,000 related to a paper mill in China, which is included in “Selling, general and administrative.” Additional disclosures concerning other 2007 restructuring and asset impairment charges, and the 2006 and 2003 restructuring plans, is provided below.

OTHER 2007 ACTIONS

In 2007, the Company also recognized restructuring and asset impairment charges in addition to those discussed above (the Other 2007 Actions), primarily related to closing the following operations: a metal ends plant in Brazil (Consumer Packaging segment), a rigid packaging plant in the United States (Consumer Packaging segment), a paper mill in China (Tubes and Cores/Paper segment), a molded plastics plant in Turkey (All Other Sonoco), and a point-of-purchase display manufacturing plant in the United States (Packaging Services segment). These closures were not part of a formal restructuring plan.

The total cost of the Other 2007 Actions is estimated to be approximately $28,800, most of which is related to asset impairment charges. Accordingly, the vast majority of the total cost will not result in the expenditure of cash. As of December 31, 2007, the Company had incurred total charges of $19,638 associated with the Other 2007 Actions. The following table provides additional details of these charges:

Other 2007 Actions

Total Charges 2007	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Exit Costs	Total
Tubes and Cores/Paper segment	$1,148	$—	$—	$1,148
Consumer Packaging segment	874	16,348	273	17,495
Packaging Services segment	134	—	—	134
All Other Sonoco	36	597	228	861
Total	$2,192	$16,945	$501	$19,638

The Company expects to recognize future additional costs totaling approximately $9,200 associated with the Other 2007 Actions. These charges are expected to consist primarily of severance and termination benefits. Of these future costs, it is estimated that $5,000 will relate to the Tubes and Cores/Paper segment, $3,900 will relate to the Consumer Packaging segment and $300 will relate to the Packaging Services segment.

The following table sets forth the activity in the Other 2007 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets:

Other 2007 Actions

	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Exit Costs	Total
Liability, December 31, 2006	$—	$—	$—	$—
2007 Charges	2,192	16,945	501	19,638
Cash (payments)/receipts	(1,031)	—	(273)	(1,304)
Asset write downs/disposals	—	(16,947)	—	(16,947)
Foreign currency translation	4	2	2	8
Liability, December 31, 2007	$1,165	$—	$230	$1,395

As a result of Other 2007 Actions, during 2007 the Company recognized pre-tax asset impairment charges totaling $16,945, related to the write down of property, plant and equipment at three of the Company’s operations. In each case, assets were determined to be impaired as a result of changes in business conditions and/or contractual arrangements. The impairment charges are comprised of $11,452 at a metal ends plant in Brazil (Consumer Packaging segment), $4,896 at a rigid plastics plant in the United States (Consumer Packaging segment) and $597 at a molded plastics plant in Turkey (All Other Sonoco).

The impairment in Brazil relates to certain capitalized costs that will have no future value due to management’s decision to close the operation and to move the production lines to the United States. The charge included value added tax receivables of approximately $3,100 that are not likely to be realized because the Company does not currently expect to generate the qualifying Brazilian sales needed for recovery.

THE 2006 PLAN

The 2006 Plan called for the closure of approximately 12 plant locations and the reduction of approximately 540 positions worldwide. The majority of the restructuring program focused on international operations, principally Europe, in order to make those operations more cost effective. These measures began in the fourth quarter of 2006 and were substantially complete by the end of 2007.

The total cost of the 2006 Plan is estimated to be approximately $37,100, most of which is related to severance and other termination costs. Accordingly, the vast majority of the total restructuring cost will result in the expenditure of cash. As of December 31, 2007, the Company had incurred total charges of $34,322 associated with these activities. The following table provides additional details of the cumulative charges from the inception of the 2006 Plan through December 31, 2007:

2006 Plan

Total Charges Inception to Date	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Exit Costs	Total
Tubes and Cores/Paper segment	$13,162	$4,222	$6,202	$23,586
Consumer Packaging segment	5,453	1,686	1,444	8,583
Packaging Services segment	528	—	—	528
All Other Sonoco	757	261	607	1,625
Total	$19,900	$6,169	$8,253	$34,322

The Company expects to recognize future additional costs totaling approximately $2,800 associated with the 2006 Plan. These charges are expected to consist primarily of severance and termination benefits. Of these future costs, it is estimated that $2,400 will relate to the Tubes and Cores/Paper segment, $300 will relate to the Consumer Packaging segment and $100 will relate to All Other Sonoco.

The Company recognized restructuring charges related to the 2006 Plan, net of adjustments, of $16,824 in 2007 and $17,498 in 2006. The following table provides additional details of these net charges:

2006 Plan

Total Charges	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Exit Costs	Total
2007
Tubes and Cores/Paper segment	$4,697	$(398)	$4,072	$8,371
Consumer Packaging segment	4,396	1,377	1,288	7,061
Packaging Services segment	451	—	—	451
All Other Sonoco	382	—	559	941
Total	$9,926	$979	$5,919	$16,824

2006
Tubes and Cores/Paper segment	$8,465	$4,620	$2,130	$15,215
Consumer Packaging segment	1,057	309	156	1,522
Packaging Services segment	77	—	—	77
All Other Sonoco	375	261	48	684
Total	$9,974	$5,190	$2,334	$17,498

The net charges for 2007 relate primarily to the closures of the following: a rigid packaging plant in Germany, rigid packaging production lines in the United Kingdom, a paper mill in France, two tube and core plants in Canada, a tube and core plant in the United States, and a molded plastics plant in the United States.

The charges for 2006 relate primarily to the closures of a paper mill in France, two tube and core plants, one in Canada and one in the United States, and a flexible packaging operation in Canada. The charges also include the closures of a wooden reels facility and a molded plastics operation in the United States as well as the impact of downsizing actions primarily in the Company’s European tubes and cores/paper operations.

The following table sets forth the activity in the 2006 Plan restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets:

2006 Plan

	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Exit Costs	Total
Liability, December 31, 2005	$—	$—	$—	$—
2006 Charges	9,974	5,190	2,334	17,498
Cash payments	(1,302)	—	(649)	(1,951)
Asset write downs/disposals	—	(5,247)	—	(5,247)
Reclassifications to pension liability	(438)	—	—	(438)
Foreign currency translation	30	57	—	87
Liability, December 31, 2006	$8,264	$—	$1,685	$9,949
2007 Charges	10,617	2,897	5,873	19,387
Cash (payments)/receipts	(15,125)	5,201	(7,217)	(17,141)
Asset write downs/disposals	—	(6,180)	—	(6,180)
Foreign currency translation	452	—	83	535
Adjustments	(691)	(1,918)	46	(2,563)
Liability, December 31, 2007	$3,517	$—	$470	$3,987

Other exit costs consist primarily of building lease termination charges and other miscellaneous exit costs.

The majority of the liability and the remaining 2006 Plan restructuring costs, with the exception of certain building lease termination expenses, will be paid during 2008 using cash generated from operations.

During 2007, under the 2006 Plan, the Company recognized pre-tax asset impairment charges totaling $2,897. Most of this cost was associated with the sale of a rigid packaging business in Germany and the closure of a rigid packaging production line in the United Kingdom. Both of these operations were part of the Consumer Packaging segment. Favorable adjustments totaling $1,918 were recorded during the year due to the sale of equipment previously impaired as the result of the closure of a paper mill in France (Tubes and Cores/Paper segment) and the sale of buildings and equipment related to a rigid packaging business

FORM 10-K | SONOCO 2007 ANNUAL REPORT	F-9

in Germany (Consumer Packaging segment). The Company received proceeds totaling $5,201 in connection with these sales.

During 2006, under the 2006 Plan, the Company recognized impairment losses on equipment and facilities held for disposal of $4,620 in the Tubes and Cores/Paper segment, $309 in the Consumer Packaging segment and $261 in All Other Sonoco. Writeoffs in the Tubes and Cores/Paper segment related primarily to the closure of a paper mill in France. Impaired assets were written down to the lower of carrying amount or fair value, less estimated costs to sell, if applicable.

The 2003 Plan

The 2003 Plan called for the Company to reduce its overall cost structure by $54,000 by realigning and centralizing a number of staff functions and eliminating excess plant capacity. Pursuant to these plans, the Company has initiated or completed 22 plant closings and has reduced its workforce by approximately 1,120 employees. As of December 31, 2007, the Company had incurred cumulative charges, net of adjustments, of $102,738 associated with these activities. The following table provides additional details of these cumulative net charges:

2003 Plan

Total Charges Inception to Date	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Exit Costs	Total
Tubes and Cores/Paper segment	$36,724	$16,835	$19,213	$72,772
Consumer Packaging segment	11,195	5,084	4,730	21,009
Packaging Services segment	333	—	—	333
All Other Sonoco	2,999	326	92	3,417
Corporate	5,094	—	113	5,207
Total	$56,345	$22,245	$24,148	$102,738

The Company does not expect to recognize any future additional costs under the 2003 Plan.

The Company recognized restructuring charges/(income) related to the 2003 Plan, net of adjustments, of $(271) in 2007, $8,472 in 2006 and $21,237 in 2005. The following table provides additional details of these net charges:

2003 Plan

Total Charges	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Exit Costs	Total
2007
Tubes and Cores/Paper segment	$(210)	$(1,239)	$1,634	$185
Consumer Packaging segment	—	—	(456)	(456)
Total	$(210)	$(1,239)	$1,178	$(271)

2006
Tubes and Cores/Paper segment	$952	$2,062	$5,164	$8,178
Consumer Packaging segment	861	498	(968)	391
All Other Sonoco	3	—	(100)	(97)
Total	$1,816	$2,560	$4,096	$8,472

2005
Tubes and Cores/Paper segment	$4,834	$4,999	$6,194	$16,027
Consumer Packaging segment	733	1,557	2,321	4,611
All Other Sonoco	640	(41)	—	599
Total	$6,207	$6,515	$8,515	$21,237

The net credit incurred in 2007 under the 2003 Plan resulted primarily from a gain on the sale of a building and tract of land adjoining the Company’s closed paper mill in Downingtown, Pennsylvania, and from adjustments to previously recognized lease termination costs at a rigid packaging facility in the United States and severance costs at two European tube and core operations. These costs were settled for less than originally expected resulting in a favorable adjustment to restructuring expense. The gain and favorable adjustments exceeded other exit costs incurred during the year associated with this paper mill and previously closed tube and core plants in the United States and Europe.

The net charges incurred in 2006 under the 2003 Plan relate primarily to the closure of two tube and core plants and a flexible packaging operation in the United States, and an additional asset impairment charge resulting from a revision to the estimated sales proceeds of a previously closed paper mill located in the United States.

The net charges incurred in 2005 under the 2003 Plan relate primarily to the closure of tube and core plants in the United States and Europe, flexible packaging plants in the United States and Canada, and a paper mill in the United States.

The Company also recorded non-cash after-tax offsets in the amounts of $64, $416 and $1,260 in 2007, 2006 and 2005, respectively, reflecting the minority shareholder’s portion of restructuring costs that were charged to expense. These offsets are included in “Equity in earnings of affiliates/minority interest in subsidiaries, net of tax” in the Company’s Consolidated Statements of Income.

The following table sets forth the activity in the 2003 Plan restructuring accrual included in “Accrued expenses and other” in the Company’s Consolidated Balance Sheets:

2003 Plan

	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Exit Costs	Total
Liability, December 31, 2004	$6,674	$—	$5,168	$11,842
2005 Charges	6,232	7,099	8,992	22,323
Cash payments	(8,600)	—	(7,329)	(15,929)
Asset write downs/disposals	—	(6,515)	—	(6,515)
Foreign currency translation	(859)	—	140	(719)
Adjustments	(538)	(584)	36	(1,086)
Liability, December 31, 2005	$2,909	$—	$7,007	$9,916
2006 Charges	2,101	2,672	6,009	10,782
Cash payments	(4,272)	—	(7,089)	(11,361)
Asset write downs/disposals	—	(2,560)	—	(2,560)
Foreign currency translation	114	—	98	212
Adjustments	(285)	(112)	(1,913)	(2,310)
Liability, December 31, 2006	$567	$—	$4,112	$4,679
2007 Charges	—	—	1,973	1,973
Cash (payments)/receipts	(208)	2,318	(2,677)	(567)
Asset write downs/disposals	—	(1,079)	—	(1,079)
Foreign currency translation	23	—	104	127
Adjustments	(210)	(1,239)	(795)	(2,244)
Liability, December 31, 2007	$172	$—	$2,717	$2,889

Other exit costs consist primarily of building lease termination charges and other miscellaneous exit costs. Adjustments consist primarily of revisions to estimates of building lease termination charges and differences between expected and actual severance payouts.

During 2007, under the 2003 Plan, the Company received cash of $2,318 in connection with the sale of a building and tract of land associated with a paper mill in Downingtown, Pennsylvania. The mill had been closed in 2005 and an impairment charge recognized as the assets were written down to their estimated fair value. The sale resulted in a favorable adjustment to restructuring of $1,239, as the sales proceeds were in excess of the previously estimated fair value of the assets of $1,079. This adjustment was related to the Tubes and Cores/Paper segment.

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

The majority of the liability and the remaining 2003 Plan restructuring costs, with the exception of certain building lease termination expenses, will be paid during 2008, using cash generated from operations.

4. Cash and Cash Equivalents

Cash equivalents are composed of highly liquid investments with an original maturity of three months or less. Cash equivalents are recorded at cost, which approximates market. At December 31, 2007 and 2006, outstanding checks totaling $12,469 and $12,847, respectively, were included in “Payable to suppliers” on the Company’s Consolidated Balance Sheets. In addition, outstanding payroll checks of $686 and $1,106 as of December 31, 2007 and 2006, respectively, were included in “Accrued wages and other compensation” on the Company’s Consolidated Balance Sheets.

The Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. The Company’s Consolidated Balance Sheets reflect a net cash deposit under this pooling arrangement of $200 and $1,263 as of December 31, 2007 and 2006, respectively.

FORM 10-K | SONOCO 2007 ANNUAL REPORT	F-11

5. Inventories

Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) method was used to determine costs of approximately 18% and 21% of total inventories at December 31, 2007 and 2006, respectively. The remaining inventories are determined on the first-in, first-out (FIFO) method.

If the FIFO method of accounting had been used for all inventories, total inventory would have been higher by $16,404 and $14,602 at December 31, 2007 and 2006, respectively.

6. Property, Plant and Equipment

Plant assets represent the original cost of land, buildings and equipment, less depreciation, computed under the straight-line method over the estimated useful lives of the assets, and are reviewed for impairment whenever events indicate the carrying value may not be recoverable.

Equipment lives generally range from three to 11 years, and buildings from 15 to 40 years.

Timber resources are stated at cost. Depletion is charged to operations based on the estimated number of units of timber cut during the year.

Details at December 31 are as follows:

	2007	2006
Land	$72,757	$66,161
Timber resources	39,069	38,503
Buildings	443,567	421,291
Machinery and equipment	2,289,720	2,130,006
Construction in progress	105,205	76,063
	2,950,318	2,732,024
Accumulated depreciation and depletion	(1,844,976)	(1,712,430)
Property, plant and equipment, net	$1,105,342	$1,019,594

Estimated costs for completion of capital additions under construction totaled approximately $61,300 at December 31, 2007.

Depreciation and depletion expense amounted to $170,013 in 2007, $157,000 in 2006 and $155,412 in 2005.

The Company has certain properties and equipment that are leased under noncancelable operating leases. Future minimum rentals under noncancelable operating leases with terms of more than one year are as follows: 2008 – $32,900; 2009 – $26,300; 2010 – $20,700; 2011 – $15,700; 2012– $12,700 and thereafter – $31,100. Total rental expense under operating leases was approximately $46,800 in 2007, $42,200 in 2006 and $41,900 in 2005.

7. Goodwill and Other Intangible Assets

GOODWILL

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142 ‘Goodwill and Other Intangible Assets’ (FAS 142). Under FAS 142, purchased goodwill and intangible assets with indefinite lives are not amortized. The Company evaluates its goodwill for impairment at least annually, and more frequently if indicators of impairment are present. In performing the impairment test, the Company uses discounted future cash flows to estimate the fair value of each reporting unit. If the fair value of the reporting unit exceeds the carrying value of the reporting unit’s assets, including goodwill, there is no impairment. Otherwise, if the carrying value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment charge is recognized for the excess.

The Company completed its annual goodwill impairment testing during the third quarters of 2007, 2006 and 2005. Based on this impairment testing, no adjustment to the recorded goodwill balance was necessary. The evaluation of goodwill impairment that was completed during the third quarter of 2007 used forward-looking projections, which included expected improvement in results at certain reporting units, most notably the Flexible Packaging business in the Consumer Packaging segment. The goodwill associated with the Flexible Packaging business totaled approximately $96,000 at December 31, 2007. If actual performance in this reporting unit falls significantly short of projected results, it is reasonably possible that a non-cash impairment charge would be required.

The changes in the carrying amount of goodwill for the year ended December 31, 2007, are as follows:

	Tubes and Cores /Paper Segment	Consumer Packaging Segment	Packaging Services Segment	All Other Sonoco	Total
Balance as of January 1, 2007	$225,957	$224,657	$150,973	$65,701	$667,288
Goodwill on 2007 acquisitions	15	126,798	—	43	126,856
Foreign currency translation	16,500	17,691	27	271	34,489
Other	—	(2,423)	—	—	(2,423)
Adjustments	2,658	(500)	—	(20)	2,138
Balance as of December 31, 2007	$245,130	$366,223	$151,000	$65,995	$828,348

The Company disposed of $1,888 of goodwill associated with the sale of a rigid packaging business in Germany in the second quarter of 2007 and disposed of $535 of goodwill associated with the sale of a rigid packaging business in Belgium in the third quarter of 2007. The goodwill disposed of totaled $2,423 and is shown above under the caption “Other”.

Adjustments to goodwill in the Tubes and Cores/Paper segment consist primarily of a change in the purchase price allocation relating to the December 2006 acquisition of Demolli Industria Cartaria S.p.A. The change, which decreased net tangible assets and increased goodwill, was a result of finalizing the valuation of the acquired business. Adjustments to goodwill in the Consumer Packaging segment consist primarily of changes to deferred tax valuation allowances established in connection with acquisitions made in prior years.

OTHER INTANGIBLE ASSETS

Intangible assets are amortized, usually on a straight-line basis, over their respective useful lives, which generally range from three to 20 years. The Company evaluates its intangible assets for impairment whenever indicators of impairment exist. The Company has no intangibles with indefinite lives.

	2007	2006
Amortizable intangibles – Gross cost
Patents	$3,360	$3,360
Customer lists	161,805	108,741
Land use rights	7,315	6,855
Supply agreements	1,000	1,000
Other	11,032	8,302
Total gross cost	$184,512	$128,258
Accumulated amortization
Patents	$(3,266)	$(3,255)
Customer lists	(32,178)	(20,651)
Land use rights	(3,088)	(2,797)
Supply agreements	(650)	(550)
Other	(5,894)	(5,120)
Total accumulated amortization	$(45,076)	$(32,373)
Net amortizable intangibles	$139,436	$95,885

Aggregate amortization expense on intangible assets was $11,326, $7,863 and $7,662 for the years ended December 31, 2007, 2006 and 2005, respectively. Amortization expense on intangible assets is expected to approximate $12,965 in 2008, $12,359 in 2009, $12,018 in 2010, $11,820 in 2011 and $11,097 in 2012.

The Company recorded $49,565 of identifiable intangibles in connection with 2007 acquisitions. Of this total, approximately $46,850 related to customer lists that will be amortized over periods ranging from 5 to 20 years. The remaining $2,715 consists of other identifiable intangibles, primarily non-compete agreements. These agreements are amortized over their respective lives, generally from three to five years.

8. Debt

Debt at December 31 was as follows:

	2007	2006
Commercial paper, average rate of 5.32% in 2007 and 5.01% in 2006	$169,000	$89,000
6.75% debentures due November 2010	99,940	99,926
6.5% debentures due November 2013	249,324	249,208
5.625% debentures due November 2016	149,393	149,322
9.2% debentures due August 2021	41,305	41,305
6.125% Industrial Revenue Bonds (IRBs) due June 2025	34,721	34,697
6.0% IRBs due April 2026	34,423	34,392
Foreign denominated debt, average rate of 8.0% in 2007 and 7.6% in 2006	56,721	50,576
Other notes	14,711	15,566
Total debt	849,538	763,992
Less current portion and short-term notes	45,199	51,903
Long-term debt	$804,339	$712,089

The Company operates a commercial paper program totaling $500,000, and has a fully committed bank line of credit supporting the program by a like amount. On May 3, 2006, the Company entered into an amended and restated credit agreement to extend its bank line of credit to a new five-year maturity. The amended and restated credit agreement also provided the Company the option to increase its credit line from $350,000 to $500,000 subject to the concurrence of its lenders. The Company exercised this option and increased the credit line to $500,000 on May 29, 2007. The Company intends to indefinitely maintain line of credit agreements fully supporting its commercial paper program. Consistent with the maturity of the supporting line of credit, the Company classifies outstanding commercial paper balances as long-term debt.

In addition, at December 31, 2007, the Company had approximately $289,000 available under unused short-term lines of credit. These short-term lines of credit are for general Company purposes, with interest at mutually agreed-upon rates.

Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires that net worth, as defined, at the end of each fiscal quarter be greater than $1,164,248, increased by 25% of net income after December 31, 2005, and decreased by stock purchases after May 3, 2006. This covenant excludes from the above net worth calculation any accumulated other comprehensive income or loss. As of December 31, 2007, the Company was approximately $390,000 above the minimum level required under this covenant.

The 6.125% IRBs and the 6.0% IRBs are collateralized by property, plant and equipment at several locations. On January 2, 2008, the Company prepaid the 6.125% IRB with other borrowings classified as long term. The Company intends to prepay the 6.0% IRB in the

FORM 10-K | SONOCO 2007 ANNUAL REPORT	F-13

second quarter of 2008 with other borrowings to be classified as long term. The prepayment of these bonds is expected to result in an after-tax loss of approximately $1,300.

The approximate principal requirements of debt maturing in the next five years are: 2008 – $45,198; 2009 – $3,315; 2010 – $105,671; 2011 – $171,048 and 2012 – $9,721.

9. Financial Instruments

The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments where the carrying amount differs from the fair value.

	December 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$804,339	$830,031	$712,089	$732,377
Hilex note receivable and equity instrument	$42,651	$34,737	$40,731	$35,790

The carrying value of cash and cash equivalents, short-term debt and long-term variable-rate debt approximates fair value. The fair value of long-term debt is based on quoted market prices or is determined by discounting future cash flows using interest rates available to the Company for issues with similar terms and average maturities. The fair value of the Hilex note receivable and equity instrument is based on discounted future cash flows using observable market interest rates for issues with similar terms, maturities and risks.

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

All interest rate swaps qualified as fair-value hedges, under which fixed interest rates are swapped for floating rates. During 2004, the Company entered into agreements to swap the interest rate from fixed to floating on $100,000 of its $250,000 6.5% notes maturing in 2013, and all $150,000 of its 5.625% notes maturing in 2016. During 2006, the Company terminated both interest rate swaps. At the time of termination, the fair value of the interest rate swap related to the 6.5% notes was an unfavorable position of $3,018, and the fair value of the interest rate swap related to the 5.625% notes was a favorable position of $881. In accordance with FAS 133, interest expense is being adjusted by amortization of the gain and loss associated with these swap terminations over the remaining life of the related bonds. Termination of these swaps increased the Company’s proportion of fixed rate debt, reducing its exposure to the effects of interest rate changes. The Company did not enter into any new fair value hedges during the year ended December 31, 2007.

The Company has entered into certain cash flow hedges to mitigate exposure to commodity, energy and foreign exchange risks. Related hedge gains and/or losses are reclassified from accumulated other comprehensive income and into earnings in the same periods that the forecasted purchases or payments affect earnings. The only significant open hedge positions relate to the Company’s forecasted purchase of natural gas. At December 31, 2007, natural gas swaps covering approximately 6.1 million MMBTUs were outstanding. The hedged natural gas quantities at this date represent approximately 69%, 44% and 19% of anticipated U.S. and Canadian usage for 2008, 2009 and 2010, respectively. The total fair market value of the Company’s cash-flow hedge derivatives as of December 31, 2007, was a net loss of $1,465 on a tax-adjusted basis. Of this amount, a loss of $272 is expected to be reclassified to earnings in 2008. As a result of the high correlation between the derivative instruments and the associated hedged transactions, ineffectiveness did not have a material impact on the Company’s Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005.

10. Stock-based Plans

The Company provides share-based compensation in the form of stock options, stock appreciation rights and restricted stock units. The majority of these awards are issued pursuant to the Company’s 1991 Key Employee Stock Plan (the “Employee Stock Plan”) and 1996 Non-employee Directors’ Stock Plan (the “Directors’ Plan”). The Company’s non-employee director stock-based awards have not been material. At December 31, 2007, a total of 3,339,361 shares remain available for future grant under these plans. The Company issues new shares for stock option and stock appreciation right exercises and stock unit conversions. Although the Company has from time to time repurchased shares to replace its authorized shares issued under its stock compensation plans, there is no specific schedule or policy to do so.

Total compensation cost for share-based payment arrangements was $11,000, $11,347 and $4,554, for 2007, 2006 and 2005, respectively. The related tax benefit recognized in net income was $3,908, $3,699 and $1,475, for the same years, respectively. Share-based compen-

sation expense is included in selling, general and administrative expense on the Condensed Consolidated Statements of Income.

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

Under the modified prospective method of transition, the Company is not required to restate its prior period financial statements. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation for the year ended December 31, 2005:

Year Ended December 31, 2005
Net income, as reported	$161,877
Add: Stock-based employee compensation cost, net of related tax effects, included in net income, as reported	3,078
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,534)
Pro forma net income	$157,421
Earnings per share:
Basic – as reported	$1.63
Basic – pro forma	1.58
Diluted – as reported	1.61
Diluted – pro forma	1.57

When the tax deduction for an exercised stock option, exercised stock appreciation right or converted stock unit exceeds the compensation cost that has been recognized in income, an “excess” tax benefit is created. The excess benefit is not recognized on the income statement, but rather on the balance sheet as additional paid-in capital. The additional net excess tax benefit realized was $9,312 and $10,580 for 2007 and 2006, respectively. Prior to the adoption of FAS 123(R), the Company presented all tax benefits resulting from share-based compensation as cash flows from operating activities in the condensed consolidated statements of cash flows. FAS 123(R) requires cash flows resulting from tax deductions in excess of the grant-date fair value of share-based awards to be included in cash flows from financing activities. Excess tax benefits of $9,317 and $10,580, recognized during 2007 and 2006 have been included in cash flows from financing activities. In accordance with the adoption of FAS 123(R), the Company chose to adopt the short-cut method to determine the pool of windfall tax benefits related to stock-based compensation.

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

On February 7, 2007, the Company granted to employees 609,975 stock-settled SARs, net of forfeitures. An additional 5,250 SARs were granted over the remainder of the year. All SARs were granted at the closing market prices on the dates of grant. As of December 31, 2007, there was $204 of total unrecognized compensation cost related to nonvested SARs. This cost will be recognized over the remaining weighted-average vesting period, which is approximately one month.

The weighted-average fair values of options and SARs granted was $6.43, $5.85 and $5.42 in 2007, 2006 and 2005, respectively. The Company computed the estimated fair values of all options and SARs using the binomial option-pricing model applying the assumptions set forth in the following table:

	2007	2006	2005
Expected dividend yield	2.5%	2.8%	3.5%
Expected stock price volatility	18.3%	20.8%	26.2%
Risk-free interest rate	4.8%	4.5%	3.7%
Expected life of options/SARs	4 years	4 years	4.5 years

FORM 10-K | SONOCO 2007 ANNUAL REPORT	F-15

The assumptions employed in the calculation of the fair value of stock options and SARs were determined as follows:

•  Expected dividend yield – the Company’s annual dividend divided by the stock price at the time of grant.

•  Expected stock price volatility – based on historical volatility of the Company’s common stock measured weekly for a time period equal to the expected life.

•  Risk-free interest rate – based on U.S. Treasury yields in effect at the time of grant for maturities equal to the expected life.

•  Expected life – calculated using the simplified method as prescribed in Staff Accounting Bulletin No. 107, where the expected life is equal to the sum of the vesting period and the contractual term divided by two.

The following tables summarize information about stock options and SARs outstanding and exercisable at December 31, 2007:

	Options and SARs Vested and Expected to Vest
Range of Exercise Prices	Number Outstanding	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price	Aggregate Intrinsic Value
$17.25 - $23.80	1,691,904	3.6 years	$22.04	$18,010
$23.86 - $28.00	1,961,763	5.5 years	$25.53	$14,029
$28.06 - $43.83	2,106,793	3.7 years	$33.52	$2,355

$17.25 - $43.83	5,760,460	4.3 years	$27.42	$34,394

	Options and SARs Exercisable
Range of Exercise Prices	Number Exercisable	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price	Aggregate Intrinsic Value
$17.25 - $23.80	1,691,904	3.6 years	$22.04	$18,010
$23.86 - $28.00	1,961,763	5.5 years	$25.53	$14,029
$28.06 - $38.11	1,491,868	2.7 years	$31.62	$2,355

$17.25 - $38.11	5,145,535	4.1 years	$26.15	$34,394

The activity related to the Company’s stock options and SARs is as follows:

	Nonvested	Vested	Total	Weighted- average Exercise Price
Outstanding, December 31, 2006	730,089	6,354,797	7,084,886	$26.48
Vested	(728,089)	728,089	—
Granted	614,925	300	615,225	$38.13
Exercised	—	(1,928,820)	(1,928,820)	$27.34
Forfeited	(2,000)	(8,831)	(10,831)	$30.44

Outstanding, December 31, 2007	614,925	5,145,535	5,760,460	$27.42

The aggregate intrinsic value of options and SARs exercised during the years ended December 31, 2007, 2006 and 2005 was $26,631, $27,827 and $7,635, respectively. Cash received on option exercises was $49,698, $74,413 and $34,617 for the same years, respectively.

PERFORMANCE-BASED STOCK AWARDS

The Company typically grants performance contingent restricted stock units (PCSUs) annually on a discretionary basis to certain of its executives and other members of its management team. Both the ultimate number of PCSUs awarded and the vesting period are dependent upon the degree to which performance targets are achieved for three-year performance periods. Upon vesting, PCSUs are convertible into common shares on a one-for-one basis. These awards are granted under the Employee Stock Plan and vest over five years with accelerated vesting over three years if performance targets are met. For the awards outstanding at December 31, 2007, the ultimate number of PCSUs that could vest ranges from 197,946 to 593,837 and is tied to earnings and capital effectiveness over a three-year period. The 2006 awards are tied to performance targets over the three-year period ending December 31, 2008, and can range from 98,058 to 294,174 units. The 2007 awards are tied to performance targets through fiscal year 2009, and can range from 99,888 to 299,663 units.

The three-year performance cycle for the 2005 awards was completed on December 31, 2007. Based on meeting performance goals established at the time of the award, participants to whom awards had been granted earned 198,991 stock units with a vested fair value of $6,503. The Company’s 2004 performance program completed its three-year performance cycle on December 31, 2006. Based on meeting performance goals established at the time of the award, participants earned 181,157 stock units with a vested fair value of $6,895.

Non-cash stock-based compensation associated with PCSUs totaled $6,619, $6,654 and $3,198 for 2007, 2006 and 2005, respectively. The adoption of FAS 123(R) did not materially change the expense recognition for PCSUs. As of December 31, 2007, there was approximately $8,500 of total unrecognized compensation cost related to nonvested PCSUs. This cost is expected to be recognized over a weighted-average period of eighteen months.

RESTRICTED STOCK AWARDS

Since 1994, the Company has from time to time granted awards of restricted stock units to certain of the Company’s executives. These awards vest over a five-year period with one-third vesting on each of the third, fourth and fifth anniversaries of the grant. An executive must be actively employed by the Company on the vesting date for shares to be issued. However, in the event of the executive’s death, disability or retirement prior to full vesting, shares will be issued on a pro rata basis up through the time the executive’s employment ceases. Participants can elect to defer receipt. However, once vested these awards do not expire. As of December 31, 2007, a total of 367,889 restricted stock units remained outstanding, 291,885 of which were vested. No restricted stock units vested during 2007 and no restricted stock units were granted during 2007. Non-cash stock-based compensation associated with restricted stock grants totaled $419, $419 and $1,356 for 2007, 2006 and 2005, respectively. The adoption of FAS 123(R) did not materially change the expense recognition for the Company’s restricted stock awards. As of December 31, 2007, there was $801 of total unrecognized compensation cost related to nonvested restricted stock units. This cost is expected to be recognized over a weighted-average period of two years.

The activity related to the PCSUs and restricted stock units is as follows:

	Nonvested	Vested	Total	Grant Date Fair Value Per Share
Outstanding, December 31, 2006	560,497	559,362	1,119,859	$27.20
Granted	256,728	—	256,728	$38.11
Vested	(198,991)	198,991	—
Converted	—	(58,978)	(58,978)	$24.38
Performance adjustments/other	(30,519)	14,276	(16,243)	$32.83

Outstanding, December 31, 2007	587,715	713,651	1,301,366	$29.50

DEFERRED COMPENSATION PLANS

Certain officers of the Company may elect to defer a portion of their compensation in the form of stock units. Units are granted as of the day the cash compensation would have otherwise been paid using the closing price of the Company’s common stock on that day. The units immediately vest and earn dividend equivalents. Units are distributed in the form of common stock upon retirement over a period elected by the employee. Cash compensation totaling $174 was deferred as stock units during 2007, resulting in 4,659 units being granted. There were no conversions to common stock during 2007.

During 2006 and 2007, non-employee directors were required to defer a minimum of 50% of their quarterly retainer fees into stock units. Units are granted as of the day the cash compensation would have otherwise been paid using the closing price of the Company’s common stock on that day. The units immediately vest and earn dividend equivalents. Distributions begin after retirement from the board over a period elected by the director. Since distributions can be made in stock or cash, units granted under the director plan are accounted for as liability-classified awards.

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

FORM 10-K | SONOCO 2007 ANNUAL REPORT	F-17

The components of net periodic benefit cost include the following:

	2007	2006	2005
Retirement Plans
Service cost	$29,563	$28,545	$25,994
Interest cost	70,651	64,471	60,489
Expected return on plan assets	(89,201)	(81,332)	(72,316)
Amortization of net transition obligation	774	696	575
Amortization of prior service cost	1,453	1,615	1,770
Amortization of net actuarial loss	20,847	28,177	22,705
Special termination benefit cost	16	659	203
Other	664	13	—
Net periodic benefit cost	$34,767	$42,844	$39,420
Retiree Health and Life Insurance Plans
Service cost	$2,423	$2,545	$3,487
Interest cost	4,789	5,077	7,097
Expected return on plan assets	(2,118)	(2,310)	(2,881)
Amortization of prior service credit	(9,738)	(9,731)	(7,679)
Amortization of net actuarial loss	4,045	5,721	4,896
Effect of curtailment gain	—	—	(1,344)
Net periodic benefit (income)/cost	$(599)	$1,302	$3,576

The following tables set forth the Plans’ obligations and assets at December 31:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2007	2006	2007	2006
Change in Benefit Obligation
Benefit obligation at January 1	$1,243,602	$1,196,383	$91,852	$102,213
Service cost	29,563	28,545	2,423	2,545
Interest cost	70,651	64,471	4,789	5,077
Plan participant contributions	1,801	2,080	3,577	4,263
Plan amendments	932	1,010	(5,854)	(2,790)
Actuarial gain	(70,352)	(18,263)	(8,930)	(7,166)
Benefits paid	(60,486)	(56,927)	(9,352)	(12,396)
Impact of foreign exchange rates	21,527	25,484	106	106
Special termination benefit cost	16	659	—	—
Other	(2,204)	160	—	—
Benefit obligation at December 31	$1,235,050	$1,243,602	$78,611	$91,852
Change in Plan Assets
Fair value of plan assets at January 1	$1,084,767	$981,442	$30,016	$32,705
Actual return on plan assets	89,686	131,118	2,245	4,068
Company contributions	15,071	13,915	1,459	1,532
Plan participant contributions	1,801	2,080	3,578	4,263
Benefits paid	(60,408)	(56,927)	(9,353)	(12,396)
Impact of foreign exchange rates	18,808	18,556	—	—
Expenses paid	(4,490)	(5,397)	(125)	(156)
Other	(1,126)	(20)	—	—
Fair value of plan assets at December 31	$1,144,109	$1,084,767	$27,820	$30,016
Funded Status of the Plans	$(90,941)	$(158,835)	$(50,791)	$(61,836)

	Retirement Plans
	2007	2006
Total Recognized Amounts in the Consolidated Balance Sheets Noncurrent Assets	$41,316	$9,051
Current liabilities	(8,149)	(17,066)
Noncurrent liabilities	(124,108)	(150,820)
Net pension liability	$(90,941)	$(158,835)

Items not yet recognized as a component of net periodic pension cost that are included in Accumulated Other Comprehensive Loss (Income) as of December 31, 2007, are as follows:

	Retirement Plans	Retiree Health and Life Insurance Plans
Net actuarial loss	$264,382	$30,106
Prior service cost/(credit)	8,222	(27,092)
Net transition obligation	4,537	—
	$277,141	$3,014

Of the amounts included in Accumulated Other Comprehensive Loss (Income) as of December 31, 2007, the portions that are expected to be recognized as components of net periodic benefit cost in 2008 are as follows:

	Retirement Plans	Retiree Health and Life Insurance Plans
Net actuarial loss	$12,533	$3,121
Prior service cost/(credit)	1,406	(10,436)
Net transition obligation	724	—
	$14,663	$(7,315)

The amounts recognized in Other Comprehensive Income during 2007 include the following:

	Retirement Plans	Retiree Health and Life Insurance Plans
Adjustments arising during the period:
Net actuarial gain	$(64,768)	$(8,937)
Prior service cost/(credit)	851	(5,853)
Net transition asset	(167)	—
Reversal of amortization:
Net actuarial loss	(20,847)	(4,045)
Prior service cost/(credit)	(1,453)	9,738
Net transition obligation	(774)	—
Total recognized in Other Comprehensive Income	$(87,158)	$(9,097)

The accumulated benefit obligation for all defined benefit plans was $1,126,748 and $1,143,897 at December 31, 2007 and 2006, respectively.

The projected benefit obligation (PBO), accumulated benefit obligation (ABO) and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were, $429,727, $401,619 and $298,620, respectively, as of December 31, 2007, and $428,692, $401,560 and $261,100, respectively, as of December 31, 2006. As of December 31, 2007, both the ABO and the PBO of the Company’s U.S. qualified pension plan were fully funded.

The following table sets forth the Company’s projected benefit payments for the next ten years:

Year	Retirement Plans	Retiree Health and Life Insurance Plans
2008	$63,075	$7,663
2009	$62,307	$7,608
2010	$64,880	$7,598
2011	$66,087	$7,734
2012	$69,139	$7,652
2013-2017	$397,247	$37,148

Assumptions

The following tables set forth the major actuarial assumptions used in determining the PBO, ABO and net periodic cost.

Weighted-average assumptions used to determine benefit obligations at December 31	U.S. Retirement Plans	U.S. Retiree Health and Life Insurance Plans	Foreign Plans
Discount Rate
2007	6.39%	6.11%	3.60-5.90%
2006	5.83%	5.68%	4.00-5.25%
Rate of Compensation Increase
2007	4.77%	4.57%	0.50-4.40%
2006	4.88%	4.69%	1.00-4.00%

FORM 10-K | SONOCO 2007 ANNUAL REPORT	F-19

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31	U.S. Retirement Plans	U.S. Retiree Health and Life Insurance Plans	Foreign Plans
Discount Rate
2007	5.83%	5.68%	4.00-5.25%
2006	5.50%	5.50%	4.00-5.25%
2005	5.75%	5.75%	4.25-6.00%
Expected Long-term Rate of Return
2007	8.50%	8.50%	3.75-8.00%
2006	8.50%	8.50%	3.75-8.00%
2005	8.50%	8.50%	3.75-8.00%
Rate of Compensation Increase
2007	4.88%	4.69%	1.00-4.00%
2006	4.80%	4.50%	1.00-4.00%
2005	4.60%	4.50%	3.00-5.50%

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

Medical Trends

The U.S. Retiree Health and Life Insurance Plan makes up approximately 98% of the Retiree Health liability. Therefore, the following information relates to the U.S. plan only.

Healthcare Cost Trend Rate	Pre-age 65	Post-age 65
2007	10.30%	11.30%
2006	11.30%	12.30%

Ultimate Trend Rate	Pre-age 65	Post-age 65
2007	5.0%	6.0%
2006	5.0%	6.0%

Year at which the Rate Reaches the Ultimate Trend Rate	Pre-age 65	Post-age 65
2007	2014	2014
2006	2014	2014

Increasing the assumed trend rate for healthcare costs by one percentage point would increase the accumulated postretirement benefit obligation (the APBO) and total service and interest cost component approximately $2,343 and $252, respectively. Decreasing the assumed trend rate for healthcare costs by one percentage point would decrease the APBO and total service and interest cost component approximately $2,036 and $213, respectively. Based on amendments to the U.S. plan approved in 1999, which became effective in 2003, cost increases borne by the Company are limited to the Urban CPI, as defined.

Retirement Plan Assets

The following table sets forth the weighted-average asset allocations of the Company’s retirement plans at December 31, 2007 and 2006, by asset category.

Asset Category	U.S.		U.K.		Canada

Equity securities 2007 2006	57.9 61.8	% %	73.1 72.4	% %	70.1 68.3	% %

Debt securities 2007 2006	30.3 27.7	% %	21.7 21.8	% %	29.9 31.7	% %

Alternative 2007 2006	11.8 10.5	% %	4.2 4.8	% %	0.0 0.0	% %

Cash 2007 2006	0.0 0.0	% %	1.0 1.0	% %	0.0 0.0	% %
Total 2007 2006	100.0 100.0	% %	100.0 100.0	% %	100.0 100.0	% %

The Company employs a total-return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Alternative assets such as real estate, private equity and hedge funds may be used to enhance long-term returns while improving portfolio diversification. Risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial condition. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies.

U.S. Defined Benefit Plan

The equity investments are diversified among U.S. and non-U.S. stocks of small and large capitalizations. The current target allocation (midpoint) for the investment portfolio is Equity Securities – 60%, Debt Securities – 30%, Alternative – 10% and Cash – 0%.

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

Retiree Health and Life Insurance Plan Assets

The following table sets forth the weighted-average asset allocations of the Company’s U.S. retiree health and life insurance plan at December 31, 2007 and 2006, by asset category. As mentioned previously, the U.S. Retiree Health and Life Insurance Plan makes up approximately 98% of the Retiree Health liability. Therefore, the following information relates to the U.S. Plan only.

Asset Category

Equity securities 2007 2006	58.7 58.4	% %

Debt securities 2007 2006	33.5 32.6	% %

Alternative 2007 2006	7.6 6.9	% %

Cash 2007 2006	0.2 2.1	% %

Total 2007 2006	100.0 100.0	% %

Contributions

The Company estimates that it will make minimal voluntary contributions to its defined-benefit retirement and retiree health and life insurance plans in 2008.

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

FORM 10-K | SONOCO 2007 ANNUAL REPORT	F-21

reporting periods beginning after June 15, 2004. The Company adopted and retroactively applied FSP 106-2 as of the effective date. In response to the Company’s reflection of the effects of the Act and the adoption of FSP 106-2, the accumulated postretirement benefit obligation was reduced by $48,940 and net periodic benefit costs were reduced by $9,080 in 2004. The reduction in obligation directly related to the subsidy was $816 and $3,394 in 2007 and 2006, respectively. The projected subsidy as of December 31, 2007, was substantially less than the projected subsidy at the time of adoption because of changes the Company made during 2005 to the eligibility for retiree medical benefits. As part of these changes, prescription drug benefits for Medicare-eligible retirees were eliminated for those employees who retired after 1981 and for all future retirees, thereby significantly reducing the projected subsidy. These changes resulted in an overall reduction in the accumulated postretirement benefit obligation of $38,132 in 2005, which is being amortized over a period of 4.6 years. The benefit of this amortization will cease during 2010.

The following table sets forth the Company’s projected subsidy from the government for the next ten years:

Year	Projected Subsidy
2008	$95
2009	$94
2010	$93
2011	$90
2012	$89
2013-2017	$413

SONOCO SAVINGS PLAN

The Company sponsors the Sonoco Savings Plan for its U.S. employees, a defined contribution retirement plan. In accordance with the IRS “Safe Harbor” matching contributions and vesting provisions the plan provides 100% Company matching on the first 3% of pre-tax contributions, 50% Company matching on the next 2% of pre-tax contributions and 100% immediate vesting. The plan also provides for participant contributions of 1% to 30% of gross pay. The Company’s expenses related to the plan for 2007, 2006 and 2005 were approximately $15,700, $14,000 and $13,000, respectively.

SONOCO INVESTMENT AND RETIREMENT PLAN

The Company also sponsors the Sonoco Investment and Retirement Plan, a defined contribution pension plan, for its salaried and non-union U.S. employees who were hired on or after January 1, 2004, the Plan’s effective date. The Company makes an annual contribution of 4% of all eligible pay plus 4% of eligible pay in excess of the Social Security wage base to eligible participant accounts. Participants are fully vested after five years of service or upon reaching age fifty-five, if earlier. The Company’s expenses related to the plan for 2007, 2006 and 2005 were approximately $4,757, $1,244 and $414, respectively.

12. Income Taxes

The Company provides for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting requirements and tax laws. Assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The provision for taxes on income for the years ended December 31 consists of the following:

	2007	2006	2005
Pre-tax income
Domestic	$194,262	$210,444	$185,089
Foreign	61,364	64,364	46,037
Total pre-tax income	$255,626	$274,808	$231,126
Current
Federal	$59,030	$83,845	$85,047
State	5,764	(2,733)	4,311
Foreign	22,332	27,482	19,538
Total current	$87,126	$108,594	$108,896
Deferred
Federal	$(12,381)	$(12,060)	$(27,110)
State	(4,086)	(1,207)	4,116
Foreign	(15,473)	(1,998)	(1,728)
Total deferred	$(31,940)	$(15,265)	$(24,722)
Total taxes	$55,186	$93,329	$84,174

Deferred tax liabilities (assets) are comprised of the following at December 31:

	2007	2006
Depreciation	$109,257	$109,824
Employee benefits	11,898	2,942
Intangibles	66,676	45,776
Gross deferred tax liabilities	$187,831	$158,542
Retiree health benefits	$(25,258)	$(24,433)
Foreign loss carryforwards	(67,903)	(49,984)
Capital loss carryforwards	(9,376)	(9,048)
Employee benefits	(69,367)	(85,996)
Accrued liabilities and other	(44,478)	(25,558)
Gross deferred tax assets	$(216,382)	$(195,019)
Valuation allowance on deferred tax assets	$73,175	$56,754
Total deferred taxes, net	$44,624	$20,277

Approximately $283,051 of foreign subsidiary loss carryforwards remain at December 31, 2007. Their use is limited to future taxable earnings of the respective foreign subsidiaries. Of these loss carryforwards, approximately $208,350 have no expiration date. The remaining loss carryforwards expire at various dates in the future. Approximately $6,092 of state loss carryforwards and $3,114 of state credit carryforwards remain at December 31, 2007. The state loss and credit carryforwards expire at various dates in the future.

A reconciliation of the U.S. federal statutory tax rate to the actual consolidated tax expense is as follows:

	2007		2006		2005
Statutory tax rate	$89,470	35.0%	$96,183	35.0%	$80,894	35.0%
State income taxes, net of federal tax benefit	2,017	0.8	3,182	1.2	1,836	0.8
Repatriation	—	—	—	—	9,891	4.3
Valuation allowance	919	0.4	9,175	3.3	5,001	2.2
IRS and state examinations and settlements	(16,419)	(6.4)	(5,354)	(1.9)	(632)	(0.3)
Foreign earnings taxed at other than U.S. rates	(8,894)	(3.5)	(6,343)	(2.3)	(2,250)	(1.0)
Deferred tax impact of enacted foreign rate reductions	(6,107)	(2.4)	—	—	—	—
Other, net	(5,800)	(2.3)	(3,514)	(1.3)	(10,566)	(4.6)
Total taxes	$55,186	21.6%	$93,329	34.0%	$84,174	36.4%

Undistributed earnings of international subsidiaries totaled $155,968 at December 31, 2007. Deferred taxes have not been provided on the undistributed earnings, as the Company considers these amounts to be indefinitely reinvested to finance international growth and expansion. If such amounts were remitted, loaned to the Company, or the stock in the foreign subsidiaries sold, these earnings could become subject to tax.

During 2007, the Company had a favorable impact of $16,419 from lapses of statutes of limitations in federal and state jurisdictions. Also, the Company had a favorable impact of $6,107 from enacted tax rate reductions in various foreign jurisdictions.

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

SONOCO 2007 ANNUAL REPORT	F-23

FIN 48 Liabilities:

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. As a result of the adoption, the Company recorded a reduction of approximately $5,600 to the January 1, 2007 balance of retained earnings.

Reconciliation of beginning and ending unrecognized tax benefits
Gross Unrecognized Tax Benefits at January 1, 2007	$55,700
Increases in prior years’ unrecognized tax benefits	2,000
Decreases in prior years’ unrecognized tax benefits	(3,000)
Increases in current year unrecognized tax benefits	7,700
Decreases in unrecognized tax benefits from the lapse of statutes of limitations	(25,300)
Settlements	(400)
Gross Unrecognized Tax Benefits at December 31, 2007	$36,700

Of the unrecognized tax benefit balances at December 31, 2007 and January 1, 2007, approximately $28,300 and $39,800, respectively, would have an impact on the effective tax rate if ultimately recognized.

Interest and/or penalties related to income taxes are reported as part of income tax expense. At December 31, 2007 and January 1, 2007, the Company had approximately $7,500 and $6,400, respectively, accrued for interest. Tax expense for the year ended December 31, 2007 includes $1,100 of interest expense, which is comprised of an interest benefit of approximately $3,500 related to the expiration of statutes of limitations and interest expense of $4,600 on unrecognized tax benefits.

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

The estimate for the potential outcome of any uncertain tax issue is highly judgmental. The Company believes it has adequately provided for any reasonable foreseeable outcome related to these matters. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the effective tax rate may fluctuate significantly on a quarterly basis.

13. Commitments and Contingencies

CONTINGENCIES

The Company is a party to various legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in all juris-dictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings. Some of these exposures have the potential to be material. The Company cannot currently estimate the final outcome of many of the items described or the ultimate amount of potential losses.

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

ENVIRONMENTAL MATTERS

During the fourth quarter of 2005, the U. S. Environmental Protection Agency (EPA) notified U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, that U.S. Mills and NCR Corporation (NCR), an unrelated party, would be jointly held responsible to undertake a program to remove and dispose of certain PCB-contaminated sediments at a particular site on the lower Fox River in Wisconsin. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation, which the Company currently estimates to be between $29,900 and $39,100 for the project as a whole. The Company has accrued a total of $17,650 for its estimated share of the total cleanup cost. Of the total accrued, $12,500 was recorded in 2005, and $5,150 was recorded in 2007. The total represents the Company’s best estimate of what it is likely to pay to complete the project. However, the actual costs associated with cleanup of this particular site are dependent upon many factors and it is reasonably possible that remediation costs could be higher than the current estimate of project costs. The Company acquired U.S. Mills in 2001, and the alleged contamination predates the acquisition.

In February 2007, the EPA and Wisconsin Department of Natural Resources (WDNR) issued a general notice of potential liability under CERCLA and a request to participate in remedial action implementation negotiations relating to a stretch of the lower Fox River, including the bay at Green Bay, (Operating Units 2 – 5) to eight potentially responsible parties, including U.S. Mills. Operating Units 2 – 5 comprise a vastly larger area than the site referred to in the paragraph above. Although it has not accepted any liability, U.S. Mills is reviewing this information and discussing possible remediation scenarios, and the allocation of responsibility therefor, with other potentially responsible parties. On April 9, 2007, U.S. Mills, in conjunction with other potentially responsible parties, presented to the EPA and the WDNR a proposed schedule to mediate the allocation issues among eight potentially responsible parties, including U.S. Mills. Non-binding mediation began in May 2007 and is continuing although no agreement among the parties has occurred.

On November 13, 2007, EPA issued a unilateral Administrative Order for Remedial Action pursuant to Section 106 of CERCLA. The order requires U.S. Mills and the seven other respondents to jointly take various actions to clean up Operating Units 2 – 5. The order establishes two phases of work. The first phase consists of planning and design work as well as preparation for dredging and other remediation work and must be completed by December 31, 2008. The second phase consists primarily of dredging and disposing of contaminated sediments and capping of the dredged and less contaminated areas of the river bottom. The second phase is required to begin in 2009 when weather conditions permit and is expected to continue for several years. The order also provides for a $32.5 per day penalty for failure by a respondent to comply with its terms as well as exposing a non-complying respondent to potential treble damages. Although U.S. Mills has reserved its rights to contest liability for any portion of the work, it is cooperating with the other respondents to comply with the first phase of the order.

The mediation proceedings caused U.S. Mills to revise its estimate of the range of loss probable to be incurred in connection with the remediation of Operating Units 2 – 5. Based on information currently available, there is no amount within the range that appears to be a better estimate than any other. Accordingly, pursuant to applicable accounting rules, U.S. Mills recorded a charge of $20,000 in the second quarter of 2007 for the remediation of Operating Units 2 – 5. The second quarter charge represents the minimum estimated amount of potential loss U.S. Mills believes it is likely to incur. Developments since the second quarter, including the ongoing mediation and issuance of the Administrative Order, have not yet provided U.S. Mills with a reasonable basis for further revising its estimate of the range of possible loss. U.S. Mills’ ultimate share of the liability, and any claims against the Company, could conceivably exceed the net worth of U.S. Mills. The Company does not believe it is probable that the effect of U.S. Mills’ Fox River liabilities would result in a pre-tax loss that would materially exceed the net worth of U.S. Mills, which was approximately $80,000 at December 31, 2007.

The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time.

As of December 31, 2007 and 2006, the Company (and its subsidiaries) had accrued $31,058 and $15,316, respectively, related to environmental contingencies. Of these, a total of $28,996 and $11,661 relate to U.S. Mills at December 31, 2007 and 2006, respectively. These accruals are included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets. U.S. Mills has insurance pursuant to which it may recover some or all of the costs it ultimately incurs, or it may be able to recoup some or all of such costs from third parties. There can be no assurance that such claims for recovery would be successful and no amounts have been recognized in the consolidated financial statements of the Company for such potential recovery or recoupment.

COMMITMENTS

As of December 31, 2007, the Company had long-term obligations to purchase electricity and steam, which it uses in its production processes. In addition, the Company had long-term purchase commitments for certain raw materials, principally steel. These purchase commitments require the Company to make total payments of approximately $289,600, as follows: $23,700 in 2008; $23,700 in 2009; $23,700 in 2010, $20,400 in 2011 and a total of $198,100 from 2012 through 2027.

14. Shareholders’ Equity and Earnings per Share

STOCK REPURCHASES

In April 2006, the Company’s Board of Directors rescinded all previously approved stock repurchase programs in conjunction with its approval of a new program, which authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. In February 2007, the Company completed the repurchase of 1,500,000 shares of its common stock for a total cost of $56,730. In August 2007, the Company repurchased an additional 1,500,000 shares of Sonoco common stock for $51,409. The Company’s Board of Directors has taken multiple actions, most recently in October 2007, to maintain the standing 5,000,000 share authorization. Accordingly, at December 31, 2007, the number of shares available for future repurchase remains at 5,000,000. In addition, the Company repurchased approximately 27,000 shares of common stock for $1,067 to cover the tax withholding obligations in association with the exercise of stock appreciation rights and performance-based stock awards. These shares were not repurchased as part of a publicly announced plan or program. In 2006, the Company repurchased 2,5000,000 shares of Sonoco common stock for $82,668.

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	2007	2006	2005
Numerator:
Net income	$214,156	$195,081	$161,877
Denominator:
Weighted-average common shares outstanding	100,632,000	100,073,000	99,336,000
Dilutive effect of stock-based compensation	1,243,000	1,461,000	1,082,000
Diluted outstanding shares	101,875,000	101,534,000	100,418,000
Net income per common share
Basic	$2.13	$1.95	$1.63
Diluted	$2.10	$1.92	$1.61

The Company declared dividends totaling $1.02 and $.95 per share in 2007 and 2006, respectively.

FORM 10-K | SONOCO 2007 ANNUAL REPORT	F-25

Certain stock appreciation rights and options to purchase shares of the Company’s common stock are not dilutive because the exercise price is greater than the market price of the stock at the end of the fiscal year. Accordingly, the following shares were not included in the computations of diluted income per share amounts:

	2007	2006	2005
Anti-dilutive options/SARs	1,586,000	2,000	1,147,000

These options/SARs may become dilutive in future periods if the market price of the Company’s common stock appreciates. No adjustments were made to reported net income in the computation of earnings per share.

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

The Packaging Services segment provides the following products and services: designing, manufacturing, assembling, packing and distributing temporary, semipermanent and permanent point-of-purchase displays; brand artwork management; and supply chain management services including contract packing, fulfillment and scalable service centers.

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

Restructuring charges, interest expense and interest income are included in Corporate operating profits.

Years ended December 31	Consumer Packaging	Tubes and Cores/ Paper	Packaging Services	All Other Sonoco	Corporate	Consolidated
Total Revenue
2007	$1,441,037	$1,807,035	$519,462	$415,799	$—	$4,183,333
2006	1,308,184	1,614,721	456,877	407,411	—	3,787,193
2005	1,250,916	1,569,170	456,161	377,968	—	3,654,215
Intersegment Sales[1]
2007	$2,918	$95,071	$629	$44,723	$—	$143,341
2006	3,430	89,163	44	37,717	—	130,354
2005	3,465	87,113	284	34,779	—	125,641
Sales to Unaffiliated Customers
2007	$1,438,119	$1,711,964	$518,833	$371,076	$—	$4,039,992
2006	1,304,754	1,525,558	456,833	369,694	—	3,656,839
2005	1,247,451	1,482,057	455,877	343,189	—	3,528,574
Operating Profits[2]
2007	$104,516	$143,692	$44,482	$51,385	$(88,449)	$255,626
2006	109,624	148,177	39,181	49,106	(71,280)	274,808
2005	103,505	107,060	44,813	40,607	(64,859)	231,126
Identifiable Assets[3]
2007	$1,149,832	$1,439,045	$321,536	$189,179	$240,651	$3,340,243
2006	836,705	1,388,453	326,518	185,287	179,715	2,916,678
2005	738,023	1,258,166	321,742	189,369	474,440	2,981,740
Depreciation, Depletion and Amortization[4]
2007	$66,494	$91,160	$11,842	$11,843	$—	$181,339
2006	55,074	85,863	11,942	11,984	—	164,863
2005	56,281	83,737	11,994	11,062	—	163,074
Capital Expenditures[4]
2007	$74,208	$75,654	$3,674	$15,908	$—	$169,444
2006	48,153	63,290	3,439	8,397	—	123,279
2005	50,802	62,312	4,913	11,085	—	129,112
[1]	Intersegment sales are recorded at a market-related transfer price.
[2]

Corporate 2007, 2006 and 2005 includes restructuring costs of $ (23,462), $(1,912) and $(4,617) respectively, associated with the Consumer Packaging segment; $(10,343), $(23,655) and $(16,020), respectively, associated with the Tubes and Cores/Paper segment; $(585), $(77) and $0, respectively, associated with the Packaging Services segment; $(1,801), $(453) and $(600), respectively, associated with All Other Sonoco; and a reversal of previously recorded restructuring charges of $127 in 2006 related to Corporate. Interest expense and interest income are also shown under Corporate.

[3]

Identifiable assets are those assets used by each segment in its operations. Corporate assets consist primarily of cash and cash equivalents, investments in affiliates, headquarters facilities and prepaid expenses.

[4]	Depreciation, depletion and amortization, as well as capital expenditures that are incurred at Corporate, are allocated to the reportable segments and All Other Sonoco.

FORM 10-K | SONOCO 2007 ANNUAL REPORT	F-27

GEOGRAPHIC REGIONS

Sales to unaffiliated customers and long-lived assets by geographic region are as follows:

	2007	2006	2005
Sales to Unaffiliated Customers
United States	$2,519,949	$2,343,046	$2,291,302
Europe	730,393	576,096	552,506
Canada	384,416	369,563	340,532
All other	405,234	368,134	344,234
Total	$4,039,992	$3,656,839	$3,528,574
Long-lived Assets
United States	$1,346,288	$1,217,462	$1,054,430
Europe	368,492	353,841	342,601
Canada	303,454	165,796	165,243
All other	162,098	148,519	143,894
Total	$2,180,332	$1,885,618	$1,706,168

Sales are attributed to countries/regions based upon the plant location from which products are shipped. Long-lived assets are comprised of property, plant and equipment, goodwill, intangible assets and investment in affiliates (see Notes 6 and 7).

16. Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss, and the changes in accumulated other comprehensive loss, net of tax as applicable, for the years ended December 31, 2007 and 2006:

	Foreign Currency Translation Adjustments	Defined Benefit Plans	Derivative Financial Instruments	Accumulated Other Comprehensive Loss
Balance at December 31, 2005	$(59,833)	$(57,737)	$11,181	$(106,389)
Change during 2006	37,203	(179,879)	(13,240)	(155,916)
Balance at December 31, 2006	(22,630)	(237,616)	(2,059)	(262,305)
Change during 2007	95,449	58,958	524	154,931
Balance at December 31, 2007	$72,819	$(178,658)	$(1,535)	$(107,374)

The 2007 tax effect on the Defined Benefit Plans and Derivative Financial Instruments was $(35,985) and $(304), respectively. The 2006 tax effect on the Defined Benefit Plans and Derivative Financial Instruments was $112,059 and $7,453, respectively. The cumulative tax benefit of the Defined Benefit Plans was $102,805 and $138,790 at December 31, 2007 and 2006, respectively. Additionally, the cumulative tax effect of Derivative Financial Instruments was $860 and $1,164 at December 31, 2007 and 2006, respectively.

17. New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (FAS 158). FAS 158 required the Company to recognize the funded status of each of its defined benefit plans as an asset or liability on the December 31, 2006 balance sheet, with any subsequent changes in funded status that are not reflected in net income recognized in other comprehensive income/loss. While FAS 158 did not change how pensions and other postretirement benefits plans are accounted for and reported in the income statement, it will require the Company to measure the funded status of its plans as of year end beginning with its December 31, 2008 balance sheet. Because the Company currently uses December 31 as the measurement date for most of its plans, including its major U.S.-based plans, this change will not have a material effect on the Company’s financial statements.

The FASB has issued FAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements. The provisions of FAS 157 will become effective in two phases. Beginning January 1, 2008, the Company is required to apply the provisions of FAS 157 to financial assets and liabilities. Effective January 1, 2009, the provisions of FAS 157 will apply to all assets and liabilities. Other than additional disclosure, the adoption of FAS 157 is not expected to have a material impact on the Company’s financial statements.

The FASB has issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This Statement permits companies to elect to measure eligible items at fair value. At each reporting date subsequent to adoption, unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings (or another performance indicator if the business entity does not report earnings). This Statement is effective for Sonoco as of January 1, 2008. The Company did not make any fair value elections and, therefore, the adoption of FAS 159 did not have a material impact on the Company’s financial statements.

The FASB has ratified the consensus reached by the Emerging Issues Task Force (EITF) in issue 6-10, “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” Under this consensus, the EITF concluded that an employer should recognize a liability for the postretirement benefit, if any, related to a collateral assignment split-dollar life insurance arrangement and should recognize and measure the asset under a collateral assignment arrangement based on the substance of the arrangement. The consensus is effective for the Company on January 1, 2008. The adoption of EITF Issue 6-10 did not have a material impact on the Company’s financial position or results of operations.

The FASB has ratified the consensus reached by the EITF in issue 6-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” Under this consensus, the EITF concluded a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. The consensus is effective for the Company on January 1, 2008 prospectively for income tax benefits derived from dividends declared beginning in 2008. The adoption of EITF 6-11 is not expected to have a material impact on the Company’s financial statements.

The FASB has issued FAS 141(R), “Business Combinations” which replaces FAS 141. While FAS 141(R) retains the fundamental requirement that the acquisition method of accounting be used for all business combinations, several significant changes were made some of which include: the scope of transactions covered; the treatment of transaction costs and subsequent restructuring charges; accounting for in-process research and development, contingent assets and liabilities, and contingent consideration; and how adjustments made to the acquisition accounting after the transaction are reported. For Sonoco, this statement applies prospectively to business combinations occurring on or after January 1, 2009. While application of this standard will not impact the Company’s financial statements for transactions occurring prior to the effective date, its application may have a significant impact on the Company’s accounting for future acquisitions compared to current practice.

The FASB has issued FAS 160, “Noncontrolling Interests in Consolidated Financial Statements” which amends current accounting and reporting for a noncontrolling interest in a subsidiary and the deconsolidation of a subsidiary. This statement provides that a noncontrolling interest in a subsidiary should be reported as equity rather than as a “minority interest” liability and requires that all purchases, sales, issuances and redemptions of ownership interests in a consolidated subsidiary be accounted for as equity transactions if the parent retains a controlling financial interest. FAS 160 also requires that a gain or loss be recognized when a subsidiary is deconsolidated and, if a parent retains a noncontrolling equity invest-ment in the former subsidiary, that the investment be measured at its fair value. This statement is effective January 1, 2009, and will be applied prospectively except for the presentation and disclosure requirements which are retrospective. Application of this standard is not expected to have a material impact on the Company’s financial statements.

18. Selected Quarterly Financial Data

The following table sets forth selected quarterly financial data of the Company:

(Unaudited)		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Net sales		$955,679	$994,431	$1,029,764	$1,060,118
Gross profit		185,165	190,073	187,279	191,277
Net income		53,104	42,351	64,533	54,168
Per common share
Net income	– basic	$.53	$.42	$.64	$.54
	– diluted	.52	.41	.63	.54
Cash dividends	– common	.24	.26	.26	.26
Market price	– high	38.90	44.91	44.75	34.76
	– low	36.18	38.10	29.65	28.45
2006
Net sales		$818,769	$917,010	$931,522	$989,538
Gross profit		156,176	174,026	181,568	193,270
Net income		45,144	49,342	61,091	39,504
Per common share
Net income	– basic	$.45	$.50	$.61	$.39
	– diluted	.44	.49	.60	.39
Cash dividends	– common	.23	.24	.24	.24
Market price	– high	34.75	34.75	34.75	38.71
	– low	28.76	29.45	30.30	33.10

FORM 10-K | SONOCO 2007 ANNUAL REPORT	F-29

19. Valuation and Qualifying Accounts

	Column A	Column B - Additions				Column C		Column D
	Balance at Beginning of Year	Charged to Costs and Expenses		Charged to Other		Deductions		Balance at End of Year
2007
Allowance for Doubtful Accounts	$8,983	$1,261		$1,395	[2]	$2,120	[1]	$9,519
LIFO Reserve	14,602	1,802	[3]					16,404
Valuation Allowance on Deferred Tax Assets	56,754	918		15,503	[7]			73,175
2006
Allowance for Doubtful Accounts	$8,325	$2,263		$1,169	[2]	$2,774	[1]	$8,983
LIFO Reserve	11,568	3,034	[3]					14,602
Valuation Allowance on Deferred Tax Assets	43,022	9,175		4,557	[6]			56,754
2005
Allowance for Doubtful Accounts	$8,286	$3,661	[2]	$(162)[2]		$3,460	[1]	$8,325
LIFO Reserve	10,701	867	[3]					11,568
Valuation Allowance on Deferred Tax Assets	43,192	5,001	[5]			5,171	[2,4]	43,022
[1]	Includes amounts written off.
[2]	Includes translation adjustments and other insignificant adjustments.
[3]	Includes adjustments based on pricing and inventory levels.
[4]	Includes utilization and expiration of domestic capital loss carryforwards and increases from foreign net operating losses for which no tax benefit can be realized.
[5]	Includes utilization of domestic capital loss carryforwards and increases from foreign net operating losses for which no tax benefit can be realized.
[6]	Includes translation adjustments.
7	Includes changes in valuation allowance due to foreign net operating losses and translation adjustments.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. PricewaterhouseCoopers LLP (PWC ), our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2007, and has issued an attestation report, which appears at the beginning of Item 8 of this Annual Report on Form 10-K.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

The information set forth in the Company’s definitive Proxy Statement for the annual meeting of shareholders to be held on April 16, 2008 (the Proxy Statement), under the captions “Election of Directors,” “Information Concerning Directors Whose Terms Continue” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference. Information about executive officers of the Company is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Code of Ethics – The Company has adopted a code of ethics (as defined in Item 406 of Regulation S-K) that applies to its principal executive officer, principal financial officer, principal accounting officer, and other senior executive and senior financial officers. This code of ethics is available through the Company’s Web site, www.sonoco.com, and is available in print to any shareholder who requests it. Any waivers or amendments to the provisions of this code of ethics will be posted to this Web site within five business days after the waiver or amendment.

Audit Committee Members – The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The audit committee is comprised of the following members: Marc D. Oken, Chairman; Pamela L. Davies; Caleb C. Fort; John E. Linville; James M. Micali and Phillipe R. Rollier. Effective March 1, 2008, Dr. Davies will step down from the Audit Committee and will be succeeded by Lloyd W. Newton.

Audit Committee Financial Expert – The Company’s Board of Directors has determined that the Company has at least one “audit committee financial expert,” as that term is defined by Item 407(d)(5) of Regulation S-K promulgated by the Securities and Exchange Commission, serving on its audit committee. Marc D. Oken, meets the terms of the definition and is independent based on the criteria in the New York Stock Exchange Listing Standards. Pursuant to the terms of Item 407(d)(5) of Regulation S-K, a person who is determined to be an “audit committee financial expert” will not be deemed an expert for any purpose as a result of being designated or identified as an “audit committee financial expert” pursuant to Item 407, and such designation or identification does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and Board of Directors in the absence of such designation or identification. Further, the designation or identification of a person as an “audit committee financial expert” pursuant to Item 407 does not affect the duties, obligations or liability of any other member of the audit committee or Board of Directors.

The Company’s Corporate Governance Guidelines, Audit Committee Charter, Corporate Governance and Nominating Committee Charter and Executive Compensation Committee Charter are available through the Company’s Web site, www.sonoco.com. This information is available in print to any shareholder who requests it.

Item 11. Executive Compensation

The information set forth in the Proxy Statement under the caption “Compensation Committee Interlocks and Insider Participation,” under the caption “Management Compensation,” and under the caption “Director Compensation” is incorporated herein by reference. The information set forth in the Proxy Statement under the caption “Compensation Committee Report” is also incorporated herein by reference, but pursuant to the Instructions to Item 407(e)(5) of Regulation S-K shall be deemed to be “furnished” and not “filed” and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of being so furnished.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners,” and under the caption “Security Ownership of Management” is incorporated herein by reference.

SONOCO 2007 ANNUAL REPORT	27

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth aggregated information about all of the Company’s compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance as of December 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[1] (c)
Equity compensation plans approved by security holders	7,250,458	$27.50	3,339,361
Equity compensation plans not approved by security holders	—	—	—
Total	7,250,458	$27.50	3,339,361
[1]

The Company intends to present a proposal at its 2008 Annual Meeting of Shareholders for adoption of the 2008 Long-Term Incentive Plan. If this plan is approved by shareholders, the shares shown in this column will no longer be available for issuance.

The weighted-average exercise price of $27.50 relates to stock options, stock appreciation right awards, and deferred compensation stock units, which account for 5,863,020 of the 7,250,458 securities issuable upon exercise. The remaining securities relate to performance contingent restricted stock units and restricted stock unit awards that have no exercise price requirement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth in the Proxy Statement under the captions “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions,” and under the caption “Corporate Governance – Director Independence Policies” is incorporated herein by reference. Each member of the Audit, Corporate Governance and Nominating, and Executive Compensation Committees is independent as defined in the listing standards of the New York Stock Exchange.

Item 14. Principal Accountant Fees and Services

The information set forth in the Proxy Statement under the captions “Independent Registered Public Accounting Firm – Fees Relating to Services Provided by PWC for 2007” and “– Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Auditors” is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements – The following financial statements are provided under Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K:

– Consolidated Balance Sheets as of December 31, 2007 and 2006

– Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005

– Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005

– Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

– Notes to Consolidated Financial Statements

– Report of Independent Registered Public Accounting Firm

	2.	Financial Statement Schedules – All schedules are omitted because they are not required, are not applicable or the required information is given in the financial statements or Notes thereto.

	3.	Exhibits

	3-1	Articles of Incorporation, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 1999)

	3-2	By-Laws, as amended (incorporated by reference to the Registrant’s Form 8-K filed December 6, 2007)

	4-1	Indenture, dated as of June 15, 1991, between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

	4-2	First Supplemental Indenture, dated as of June 23, 2004, between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 2004)

	4-3	Form of Note for 5.625% Notes due 2016 (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

	4-4	Form of Note for 6.50% Notes due November 15, 2013 (incorporated by reference to Registrant’s form 10-Q for the quarter ended September 30, 2001)

	10-1	1991 Sonoco Products Company Key Employee Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

	10-2	Sonoco Products Company 1996 Non-employee Directors’ Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

	10-3	Amendment to Non-employee Directors’ Stock Plan (incorporated by reference to Registrant’s Form 8-K filed February 3, 2006)

	10-4	Sonoco Savings Plan (incorporated by reference to the Registrant’s Form S-8 filed October 28, 2002 (File No. 333-100799))

	10-5	Deferred Compensation Plan for Corporate Officers of Sonoco Products Company, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

	10-6	Omnibus Benefit Restoration Plan of Sonoco Products Company (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002)

SONOCO 2007 ANNUAL REPORT	29

10-7	Description of revisions to Omnibus Benefit Restoration Plan of Sonoco Products Company approved October 15, 2007 (incorporated by reference to Registrant’s Form 8-K filed October 16, 2007, and to the following portions of the Registrant’s Proxy Statement to be used in connection with the April 16, 2008 Annual Meeting of Shareholders: the section captioned “Management Compensation – Pension Restoration Benefit and SERP Benefit in the Restoration Plan” and the next-to-last paragraph of the section captioned “Management Compensation – Compensation Discussion and Analysis – Executive Benefit Elements – Supplemental Executive Retirement Plan.”

10-8	Form of Executive Bonus Life Agreement between the Company and certain executive officers (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 26, 2004)

10-9	Form of Executive Bonus Life Supplemental Agreement between the Company and Charles L. Sullivan, Jr. (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2004)

10-10	Adjustment to Supplemental Executive Retirement Plan for Charles L. Sullivan, Jr. (incorporated by reference to Registrant’s Form 8-K filed April 22, 2005)

10-11	Amendment to terms of Restricted Stock Units granted to Harris E. DeLoach, Jr. (incorporated by reference to Registrant’s Form 8-K filed October 19, 2005)

10-12	Amendment to 2006 Director Compensation Program (incorporated by reference to Registrant’s Form 8-K filed October 19, 2005)

10-13	Description of Stock Appreciation Rights and Long-term Restricted Stock Units granted to executive officers of the Registrant on January 31, 2006 (incorporated by reference to Registrant’s Form 8-K filed February 3, 2006)

10-14	Amended and Restated Credit Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ending June 25, 2006)

10-15	Sonoco Investment and Retirement Plan, effective January 1, 2004

12	Statements regarding Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm with respect to Registrant’s Form 10-K

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

99	Proxy Statement, filed in conjunction with annual shareholders’ meeting scheduled for April 16, 2008 (to be filed within 120 days after December 31, 2007)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of February 2008.

SONOCO PRODUCTS COMPANY

/s/ Harris E. DeLoach Jr.
Harris E. DeLoach Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 28th day of February 2008.

/s/ C.J. Hupfer
C.J. Hupfer
Senior Vice President and Chief Financial Officer
(principal financial officer)

/s/ Barry L. Saunders
Barry L. Saunders
Vice President and Corporate Controller
(principal accounting officer)

SONOCO 2007 ANNUAL REPORT	31

SIGNATURES – CONTINUED

/s/ H.E. DeLoach Jr.	President,
H.E. DeLoach Jr.	Chief Executive Officer and Director (Chairman)

/s/ C.J. Bradshaw	Director
C.J. Bradshaw

/s/ J.L. Coker	Director
J.L. Coker

/s/ P.L. Davies	Director
P.L. Davies

/s/ C.C. Fort	Director
C.C. Fort

/s/ E.H. Lawton III	Director
E.H. Lawton III

/s/ J.E. Linville	Director
J.E. Linville

/s/ J.M. Micali	Director
J.M. Micali

/s/ J.H. Mullin III	Director
J.H. Mullin III

/s/ L.W. Newton	Director
L.W. Newton

/s/ M.D. Oken	Director
M.D. Oken

/s/ P.R. Rollier	Director
P.R. Rollier

/s/ T.E. Whiddon	Director
T.E. Whiddon

EXHIBIT INDEX

3-1	Articles of Incorporation, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 1999)

3-2	By-Laws, as amended (incorporated by reference to the Registrant’s Form 8-K filed December 6, 2007)

4-1	Indenture, dated as of June 15, 1991, between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

4-2	First Supplemental Indenture, dated as of June 23, 2004, between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 2004)

4-3	Form of Note for 5.625% Notes due 2016 (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

4-4	Form of Note for 6.50% Notes due November 15, 2013 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001).

10-1	1991 Sonoco Products Company Key Employee Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10-2	Sonoco Products Company 1996 Non-employee Directors’ Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10-3	Amendment to Non-employee Directors’ Stock Plan (incorporated by reference to Registrant’s Form 8-K filed February 3, 2006)

10-4	Sonoco Savings Plan (incorporated by reference to the Registrant’s Form S-8 filed October 28, 2002 (File No. 333-100799))

10-5	Deferred Compensation Plan for Corporate Officers of Sonoco Products Company, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10-6	Omnibus Benefit Restoration Plan of Sonoco Products Company (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002)

10-7	Description of revisions to Omnibus Benefit Restoration Plan of Sonoco Products Company approved October 15, 2007 (incorporated by reference to Registrant’s Form 8-K filed October 16, 2007, and to the following portions of the Registrant’s Proxy Statement to be used in connection with the April 16, 2008 Annual Meeting of Shareholders: the section captioned “Management Compensation – Pension Restoration Benefit and SERP Benefit in the Restoration Plan” and the next-to-last paragraph of the section captioned “Management Compensation – Compensation Discussion and Analysis – Executive Benefit Elements – Supplemental Executive Retirement Plan.”

10-8	Form of Executive Bonus Life Agreement between the Company and certain executive officers (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 26, 2004)

10-9	Form of Executive Bonus Life Supplemental Agreement between the Company and Charles L. Sullivan, Jr. (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2004)

10-10	Adjustment to Supplemental Executive Retirement Plan for Charles L. Sullivan, Jr. (incorporated by reference to Registrant’s Form 8-K filed April 22, 2005)

10-11	Amendment to terms of Restricted Stock Units granted to Harris E. DeLoach, Jr. (incorporated by reference to Registrant’s Form 8-K filed October 19, 2005)

10-12	Amendment to 2006 Director Compensation Program (incorporated by reference to Registrant’s Form 8-K filed October 19, 2005)

SONOCO 2007 ANNUAL REPORT	33

10-13	Description of Stock Appreciation Rights and Long-term Restricted Stock Units granted to executive officers of the Registrant on January 31, 2006 (incorporated by reference to Registrant’s Form 8-K filed February 3, 2006)

10-14	Amended and Restated Credit Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ending June 25, 2006)

10-15	Sonoco Investment and Retirement Plan, effective January 1, 2004

12	Statements regarding Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm with respect to Registrant’s Form 10-K

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

99	Proxy Statement, filed in conjunction with annual shareholders’ meeting scheduled for April 16, 2008 (to be filed within 120 days after December 31, 2007)