Form 10-Q
period 2008-03-30
SONOCO PRODUCTS CO
filed 2008-04-29
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at April 25, 2008:
Common stock, no par value: 99,499,491

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	March 30,	December 31,
	2008	2007*
Assets
Current Assets
Cash and cash equivalents	$74,029	$70,758
Trade accounts receivable, net of allowances	515,954	488,409
Other receivables	38,581	34,328
Inventories:
Finished and in process	143,024	138,722
Materials and supplies	206,966	204,362
Prepaid expenses	54,126	50,747
Deferred income taxes	41,816	40,353

	1,074,496	1,027,679
Property, Plant and Equipment, Net	1,098,490	1,105,342
Goodwill	831,745	828,348
Other Intangible Assets, Net	142,121	139,436
Other Assets	199,766	239,438

Total Assets	$3,346,618	$3,340,243

Liabilities and Shareholders’ Equity
Current Liabilities
Payable to suppliers	$429,110	$426,138
Accrued expenses and other	269,778	275,133
Notes payable and current portion of long-term debt	43,552	45,199
Accrued taxes	13,260	11,611

	755,700	758,081
Long-Term Debt, Net of Current Portion	796,311	804,339
Pension and Other Postretirement Benefits	182,129	180,509
Deferred Income Taxes	92,239	84,977
Other Liabilities	67,600	70,800
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares
99,488 and 99,431 shares issued and outstanding at March 30, 2008 and December 31, 2007, respectively	7,175	7,175
Capital in excess of stated value	394,460	391,628
Accumulated other comprehensive loss	(85,038)	(107,374)
Retained earnings	1,136,042	1,150,108

Total Shareholders’ Equity	1,452,639	1,441,537

Total Liabilities and Shareholders’ Equity	$3,346,618	$3,340,243

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended
	March 30,	April 1,
	2008	2007
Net sales	$1,037,996	$955,679
Cost of sales	851,594	770,514

Gross Profit	186,402	185,165
Selling, general and administrative expenses	98,149	89,686
Restructuring / Asset impairment charges (see Notes 4 and 5)	61,538	6,806

Income before interest and income taxes	26,715	88,673
Interest expense	14,554	14,124
Interest income	(1,326)	(2,636)

Income before income taxes	13,487	77,185
Provision for income taxes	6,449	26,549

Income before equity in earnings of affiliates/minority interest in subsidiaries	7,038	50,636
Equity in earnings of affiliates/minority interest in subsidiaries, net of tax	6,221	2,468

Net income	$13,259	$53,104

Weighted average common shares outstanding:
Basic	100,089	100,714

Diluted	100,702	102,293

Per common share:
Net income:
Basic	$0.13	$0.53

Diluted	$0.13	$0.52

Cash dividends	$0.26	$0.24

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended
	March 30,	April 1,
	2008	2007*
Cash Flows from Operating Activities:
Net income	$13,259	$53,104
Adjustments to reconcile net income to net cash provided by operating activities:
Financial asset impairment	42,651	—
Restructuring-related asset impairment	11,344	381
Depreciation, depletion and amortization	45,853	42,722
Non-cash share-based compensation expense	3,417	3,823
Equity in earnings of affiliates/minority interest in subsidiaries	(6,218)	(2,468)
Cash dividends from affiliated companies	—	452
Loss on disposition of assets	394	512
Tax effect of nonqualified stock options	154	2,175
Excess tax benefit of share-based compensation	(54)	(2,175)
Deferred taxes	4,341	1,738
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Receivables	(26,520)	(29,894)
Inventories	(3,828)	(7,809)
Prepaid expenses	786	(13,116)
Payables and deferred expenses	(19,269)	3,555
Cash contribution to pension plans	(6,368)	(4,035)
Prepaid income taxes and taxes payable	(2,621)	32,821
Other assets and liabilities	6,697	(23,830)

Net cash provided by operating activities	64,018	57,956

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(34,126)	(36,919)
Cost of acquisitions, net of cash acquired	(5,535)	—
Proceeds from the sale of assets	547	726
Investment in affiliates and other	(979)	—

Net cash used in investing activities	(40,093)	(36,193)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	6,155	15,240
Principal repayment of debt	(43,960)	(18,978)
Net increase in commercial paper borrowings	27,000	43,000
Net increase in bank overdrafts	11,779	30
Cash dividends — common	(25,866)	(24,036)
Excess tax benefit of share-based compensation	54	2,175
Shares acquired	(800)	(56,730)
Common shares issued	166	13,595

Net cash used in financing activities	(25,472)	(25,704)

Effects of Exchange Rate Changes on Cash	4,818	(220)

Net Increase (Decrease) in Cash and Cash Equivalents	3,271	(4,161)
Cash and cash equivalents at beginning of period	70,758	86,498

Cash and cash equivalents at end of period	$74,029	$82,337

*	Prior year’s data have been reclassified to conform to the current year’s presentation.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Note 1:	Basis of Interim Presentation

In the opinion of the management of Sonoco Products Company (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three months ended March 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

On January 1, 2008, the Company adopted the provisions of Emerging Issues Task Force Issue No. 06-10, “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” As a result, the Company recognized a postretirement benefit liability of $1,492 associated with its collateral assignment split-dollar life insurance arrangements which was accounted for as a reduction to the January 1, 2008 balance of retained earnings.

With respect to the unaudited condensed consolidated financial information of the Company for the three month periods ended March 30, 2008 and April 1, 2007 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 29, 2008 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Note 2:	Shareholders’ Equity

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 30, 2008	April 1, 2007
Numerator:
Net income	$13,259	$53,104

Denominator:
Weighted average common shares outstanding	100,089,000	100,714,000
Dilutive effect of stock-based compensation	613,000	1,579,000

Dilutive shares outstanding	100,702,000	102,293,000

Reported net income per common share:
Basic	$0.13	$0.53

Diluted	$0.13	$0.52

Stock options to purchase approximately 1,934,083 and 615,375 shares at March 30, 2008 and April 1, 2007, respectively, were not dilutive and, therefore, are excluded from the computations of diluted income per common share amounts. No adjustments were made to reported net income in the computations of earnings per share.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Stock Repurchases

The Company’s Board of Directors has authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. No shares were repurchased under this authorization during the first quarter of 2008. Accordingly, at March 30, 2008, a total of 5,000,000 shares remain available for repurchase.

The Company occasionally repurchases shares of its common stock to satisfy employee tax withholding obligations in association with the exercise of stock appreciation rights and performance-based stock awards. These repurchases, which are not part of a publicly announced plan or program, totaled 27,316 and 2,937 shares in the first quarters of 2008 and 2007, respectively. The cost of these repurchases was $800 for the quarter ending March 30, 2008, and $111 for the quarter ending April 1, 2007.

Note 3:	Acquisitions

During the three months ended March 30, 2008, the Company completed two acquisitions at an aggregate cost of $5,535 in cash. These acquisitions included Amtex Packaging, Inc., a packaging fulfillment company, which is accounted for in the Packaging Services segment, and VoidForm International Ltd., a construction tube business based in Canada, which is accounted for in the Tubes and Cores/Paper segment. These acquisitions are expected to generate annual sales of approximately $6,000. In conjunction with these acquisitions, the Company recorded a preliminary fair value of assets acquired as follows: identifiable intangibles of $4,890, goodwill of $179 and other net tangible assets of $466. The Company has accounted for these acquisitions as purchases and, accordingly, has included their results of operations in consolidated net income from the date of acquisition. As these acquisitions were not material to the Company’s financial statements individually or in the aggregate, pro forma results have not been provided.

Note 4:	Restructuring and Asset Impairment

The Company has two active restructuring plans, one of which was approved in October 2006 (the 2006 Plan), and the other in August 2003 (the 2003 Plan). In addition, during the last two quarters of 2007 and the first quarter of 2008, the Company recognized additional restructuring and asset impairment charges associated with the closures of several facilities which were not part of a formal restructuring plan. Following are the total restructuring and asset impairment charges, net of adjustments, recognized by the Company in the first quarters of 2008 and 2007.

	Three Months Ended
	March 30,	April 1,
	2008	2007
Restructuring/Asset impairment:
Other 2008 Actions	$4,365	$—
Other 2007 Actions	13,643	—
2006 Plan	742	6,419
2003 Plan	137	387

	$18,887	$6,806
Income tax benefit	(5,681)	(2,033)
Minority interest impact, net of tax	(3,595)	(10)

Restructuring/Asset impairment charges, net of adjustments (after tax)	$9,811	$4,763

Restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Condensed Consolidated Statements of Income, except for restructuring charges applicable to equity method investments, which are included in “Equity in earnings of affiliates/minority interest in subsidiaries, net of tax.”

The Company expects to recognize future additional costs totaling approximately $9,000 in connection with previously announced restructuring actions. The majority of these charges are expected to be incurred and paid during the remainder of 2008. Additional disclosures concerning other 2008 and 2007 restructuring and asset impairment charges, and the 2006 and 2003 restructuring plans are provided below.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Other 2008 Actions

In the first quarter of 2008, the Company initiated the closures of a tube and core plant in Spain and a specialty paper machine at its paper mill in Holyoke, Massachusetts. Both of these operations are part of the Company’s Tubes and Cores/Paper segment. As a result of management’s first quarter decision to take these actions, non-cash asset impairment charges of $4,365 were recorded in the quarter for the difference between the estimated fair market value of the underlying property, plant and equipment and its net book value. These closures are not part of a formal plan.

The Company expects to recognize future additional costs totaling approximately $2,300 associated with the Other 2008 Actions. These charges are expected to consist primarily of severance and termination benefits, none of which were recognizable in the first quarter as communication to the affected employees had not yet taken place.

Other 2007 Actions

In 2007, the Company initiated the closures of the following operations: a metal ends plant in Brazil (Consumer Packaging segment), a rigid packaging plant in the United States (Consumer Packaging segment), a paper mill in China (Tubes and Cores/Paper segment), a molded plastics plant in Turkey (All Other Sonoco), and a point-of-purchase display manufacturing plant in the United States (Packaging Services segment). These closures were not part of a formal restructuring plan.

The total cost of the Other 2007 Actions is estimated to be approximately $36,600, most of which is related to asset impairment charges. Accordingly, the majority of the total cost will not result in the expenditure of cash. As of March 30, 2008, the Company had incurred charges totaling $33,281 associated with the Other 2007 Actions. The following table provides additional details of these charges:

		Asset
Other 2007 Actions	Severance and	Impairment/	Other
Restructuring/Asset Impairment Charges	Termination	Disposal	Exit
Inception to Date	Benefits	of Assets	Costs	Total

Tubes and Cores/Paper segment	$6,237	$3,638	$—	$9,875
Consumer Packaging segment	1,064	19,669	1,606	22,339
Packaging Services segment	206	—	—	206
All Other Sonoco	36	597	228	861

Cumulative Restructuring Charges, net of adjustments	$7,543	$23,904	$1,834	$33,281

The Company expects to recognize future additional costs totaling approximately $3,300 associated with the Other 2007 Actions. These charges are expected to consist primarily of other exit costs related to removal of equipment from the closed facilities. Of these future costs, it is estimated that $900 will relate to the Tubes and Cores/Paper segment, $2,200 will relate to the Consumer Packaging segment, and $200 will be related to the Packaging Services segment.

During the three months ended March 30, 2008, the Company recognized charges associated with Other 2007 Actions of $13,643, net of adjustments. The following table provides additional details of these net charges:

		Asset
Other 2007 Actions	Severance and	Impairment/	Other
Restructuring/Asset Impairment Charges	Termination	Disposal	Exit
First Quarter	Benefits	of Assets	Costs	Total

2008
Tubes and Cores/Paper segment	$5,089	$3,638	$—	$8,727
Consumer Packaging segment	190	3,321	1,333	4,844
Packaging Services segment	72	—	—	72

	$5,351	$6,959	$1,333	$13,643

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The net charges for the three months ended March 30, 2008 relate primarily to the announced closures of the paper mill in China (Tubes and Cores/Paper segment) and the metal ends plant in Brazil (Consumer Packaging segment. Severance costs became recognizable for the paper mill in China in the first quarter of 2008 upon communication to the affected employees. Additionally, certain accounts receivable were deemed to be impaired directly as a result of the closure of the facility.

During the three months ended March 30, 2008, the Company also recorded non-cash, after-tax offsets in the amount of $3,395 to reflect a minority interest holder’s portion of restructuring costs that were charged to expense.

The following table sets forth the activity in the Other 2007 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

		Asset
Other 2007 Actions	Severance and	Impairment/	Other
Accrual Activity	Termination	Disposal	Exit
2008 Year to Date	Benefits	of Assets	Costs	Total
Liability, December 31, 2007	$1,165	$—	$230	$1,395
New charges	5,351	6,959	1,333	13,643
Cash payments	(1,904)	—	(1,394)	(3,298)
Asset writedowns/disposals	—	(6,959)	—	(6,959)
Foreign currency translation	120	—	(18)	102

Liability, March 30, 2008	$4,732	$—	$151	$4,883

As a result of the Other 2007 Actions, the Company recognized pre-tax asset impairment charges totaling $6,959 in the first quarter of 2008. These non-cash charges were the result of additional impairment losses on property, plant and equipment at the Company’s metal ends plant in Brazil and additional reserves on accounts receivable at the Company’s paper mill in China. In each case, the assets were determined to be impaired directly as a result of the closure of the facilities.

The 2006 Plan

The 2006 Plan included the closure of 12 plant locations and the reduction of approximately 540 positions worldwide. The majority of the restructuring program focused on international operations, principally Europe, in order to make those operations more cost effective. These measures began in the fourth quarter of 2006 and are substantially complete.

The pre-tax cost of the 2006 Plan is estimated to total approximately $38,100, most of which is related to severance and other termination costs. Accordingly, the vast majority of these charges represent a cash cost. As of March 30, 2008, the Company had incurred total charges of $35,064 associated with these activities. The following table provides additional details of the cumulative charges recognized through March 30, 2008:

		Asset
2006 Plan	Severance and	Impairment/	Other
Restructuring/Asset Impairment Charges	Termination	Disposal	Exit
Inception to Date	Benefits	of Assets	Costs	Total

Tubes and Cores/Paper segment	$13,534	$4,242	$6,395	$24,171
Consumer Packaging segment	5,458	1,686	1,550	8,694
Packaging Services segment	528	—	—	528
All Other Sonoco	757	261	653	1,671

Cumulative Restructuring Charges, net of adjustments	$20,277	$6,189	$8,598	$35,064

The Company expects to recognize future charges of approximately $3,000 pretax associated with the 2006 Plan. These charges are expected to include approximately $1,900 of severance-related costs and $1,100 of

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
other exit costs. The severance costs were not recognizable in the first quarter of 2008, as communication to the affected employees had not yet taken place. Of these future costs, it is estimated that $2,600 will impact the Tubes and Cores/Paper segment, $300 will impact the Consumer Packaging segment, and $100 will impact All Other Sonoco. The Company expects to pay the majority of the remaining 2006 Plan restructuring costs, with the exception of certain building lease termination expenses, by the end of 2008, using cash generated from operations.

During the three months ended March 30, 2008 and April 1, 2007, the Company recognized restructuring charges associated with the 2006 Plan of $742 and $6,419, respectively, net of adjustments. The following table provides additional details of these net charges:

		Asset
2006 Plan	Severance and	Impairment/	Other
Restructuring/Asset Impairment Charges	Termination	Disposal	Exit
First Quarter	Benefits	of Assets	Costs	Total

2008
Tubes and Cores/Paper segment	$372	$20	$193	$585
Consumer Packaging segment	5	—	106	111
All Other Sonoco	—	—	46	46

Total	$377	$20	$345	$742

2007
Tubes and Cores/Paper segment	$957	$55	$404	$1,416
Consumer Packaging segment	3,451	222	446	4,119
Packaging Services segment	221	—	—	221
All Other Sonoco	379	—	284	663

Total	$5,008	$277	$1,134	$6,419

The net charges for the three months ended March 30, 2008 relate primarily to the announced closures of a paper mill in France, two tube and core plants in Canada, and a molded plastics plant in the United States, as well as personnel reductions at tube and core/paper operations in Finland. The net charges for the three months ended April 1, 2007 related primarily to the announced closures of the following: a rigid packaging plant in Germany, rigid packaging production lines in the United Kingdom, a paper mill in France, a tube and core plant in Canada, a flexible packaging plant in Canada, and a molded plastics plant in the United States.

During the three months ended April 1, 2007, the Company also recorded non-cash, after-tax offsets in the amount of $10 after tax in order to reflect a minority interest holder’s portion of restructuring costs that were charged to expense.

The following table sets forth the activity in the 2006 Plan restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

		Asset
2006 Plan	Severance and	Impairment/	Other
Accrual Activity	Termination	Disposal	Exit
2008 Year to Date	Benefits	of Assets	Costs	Total
Liability, December 31, 2007	$3,517	$—	$470	$3,987
New charges	390	20	332	742
Cash payments	(1,977)	—	(677)	(2,654)
Asset impairment (noncash)	—	(20)	—	(20)
Foreign currency translation	26	—	(2)	24
Adjustments	(14)	—	14	—

Liability, March 30, 2008	$1,942	$—	$137	$2,079

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Other exit costs consist primarily of building lease termination charges and other miscellaneous exit costs.

The 2003 Plan

In August 2003, the Company announced general plans to reduce its overall cost structure by $54,000 pretax by realigning and centralizing a number of staff functions and eliminating excess plant capacity. Pursuant to these plans, the Company completed 22 plant closings and has reduced its workforce by approximately 1,120 employees. As of March 30, 2008, the Company had incurred cumulative charges, net of adjustments, of $102,875 pretax associated with these activities.

During the three months ended March 30, 2008 and April 1, 2007, the Company recognized restructuring charges associated with the 2003 Plan of $137 and $387, respectively, net of adjustments. The 2008 charges consisted of $223 of other exit costs in the tubes and cores/paper segment partially offset by a $(99) adjustment to severance benefits. In addition, other exit costs in the consumer packaging segment totaled $13. The 2007 charges consisted of $448 of other exit costs in the tubes and cores/paper segment partially offset by a $(61) adjustment to severance benefits. The net charges for the first quarters of both 2008 and 2007 relate primarily to the termination of a building lease in the United Kingdom and the closure of a tube and core plant and a paper mill in the United States.

The following table sets forth the activity in the 2003 Plan restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

		Asset
2003 Plan	Severance and	Impairment/	Other
Accrual Activity	Termination	Disposal	Exit
2008 Year to Date	Benefits	of Assets	Costs	Total
Liability, December 31, 2007	$172	$—	$2,717	$2,889
New charges	—	—	236	236
Cash payments	(9)	—	(692)	(701)
Foreign currency translation	10	—	11	21
Adjustments	(99)	—	—	(99)

Liability, March 30, 2008	$74	$—	$2,272	$2,346

The Plan is substantially complete. The Company expects to recognize future pre-tax charges of approximately $400 associated with the 2003 Plan. These costs are expected to consist of other exit costs, primarily building lease termination charges and other miscellaneous exit costs, within the Tubes and Cores/Paper segment. The majority of the remaining 2003 Plan restructuring costs, with the exception of certain building lease termination expenses, will be paid during 2008, using cash generated from operations.

Note 5:	Financial Asset Impairment

As a result of the 2003 sale of the High Density Film business, the Company received a preferred equity interest in the buyer and a subordinated note receivable due in 2013 as a portion of the selling price. The Company’s year-end 2007 financial review of the buyer indicated that collectibility was probable. However, based on updated information provided by the buyer late in the first quarter of 2008, the Company concluded that neither the collection of its subordinated note receivable nor redemption of its preferred equity interest is probable and their value is likely zero. Accordingly, the Company fully reserved these items in the first quarter of 2008, recording a charge totaling $42,651 pretax ($30,981 after tax). Both the preferred equity interest and the subordinated note receivable had been included in “Other Assets” in the Company’s Condensed Consolidated Balance Sheets.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Note 6:	Comprehensive Income

The following table reconciles net income to comprehensive income:

	Three Months Ended
	March 30, 2008	April 1, 2007
Net income	$13,259	$53,104
Other comprehensive income:
Foreign currency translation adjustments	14,340	10,944
Changes in defined benefit plans, net of income tax	1,407	2,430
Changes in derivative financial instruments, net of income tax	6,589	4,321

Comprehensive income	$35,595	$70,799

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable, for the three months ended March 30, 2008:

				Accumulated
	Foreign Currency	Defined	Derivative	Other
	Translation	Benefit	Financial	Comprehensive
	Adjustments	Plans	Instruments	Loss

Balance at December 31, 2007	$72,819	$(178,658)	$(1,535)	$(107,374)
Year-to-date change	14,340	1,407	6,589	22,336

Balance at March 30, 2008	$87,159	$(177,251)	$5,054	$(85,038)

At March 30, 2008, the Company had commodity swaps outstanding to fix the costs of a portion of raw materials and energy. These swaps, which have maturities ranging from June 2008 to December 2010, qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related amendments. The amounts included in accumulated other comprehensive income related to these commodity swaps was a favorable position of $8,063 ($5,054 after tax) at March 30, 2008, and an unfavorable position of $2,395 ($1,535 after tax) at December 31, 2007.

The tax effect in the first quarter of 2008 on the Defined Benefit Plans and Derivative Financial Instruments was $(840) and $(3,869), respectively. The cumulative tax benefit of the Defined Benefit Plans was $101,965 at March 30, 2008, and $102,805 at December 31, 2007. Additionally, the cumulative tax effect of Derivative Financial Instruments was $(3,009) and $860, at March 30, 2008 and December 31, 2007, respectively.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Note 7:	Goodwill and Other Intangible Assets

Goodwill

A summary of the changes in goodwill for the quarter ended March 30, 2008 is as follows:

	Tubes and Cores	Consumer	Packaging
	/Paper	Packaging	Services	All Other
	Segment	Segment	Segment	Sonoco	Total

Balance as of December 31, 2007	$245,130	$366,223	$151,000	$65,995	$828,348
Goodwill on 2008 acquisitions	179	—	—	—	179
Adjustments	76	1,163	—	2	1,241
Foreign currency translation	6,186	(4,349)	9	131	1,977

Balance as of March 30, 2008	$251,571	$363,037	$151,009	$66,128	$831,745

The Company recorded goodwill of $179 from the 2008 acquisition of VoidForm International. Adjustments to goodwill consist of the following: charges totaling $977 incurred in connection with the closures of two plants that were part of the fourth quarter 2007 acquisition of the fiber and plastic container business of Caraustar Industries, Inc.; a tax adjustment of $186 associated with the second quarter 2007 acquisition of Matrix Packaging, LLC; and $78 of other purchase price adjustments relating to 2007 acquisitions.

Other Intangible Assets

A summary of other intangible assets as of March 30, 2008 and December 31, 2007 is as follows:

	March 30,	December 31,
	2008	2007
Amortizable intangibles — Gross cost
Patents	$3,509	$3,360
Customer lists	167,655	161,805
Land use rights	7,612	7,315
Supply agreements	1,000	1,000
Other	11,355	11,032

Total gross cost	$191,131	$184,512

Total accumulated amortization	$(49,010)	$(45,076)

Net amortizable intangibles	$142,121	$139,436

Other intangible assets are amortized, usually on a straight-line basis, over their respective useful lives, which generally range from three to fifteen years. Aggregate amortization expense on other intangible assets was $3,452 and $2,552 for the three months ended March 30, 2008 and April 1, 2007, respectively. Amortization expense on other intangible assets is expected to approximate $13,600 in 2008, $12,900 in 2009, $12,600 in 2010, $12,300 in 2011 and $12,000 in 2012.

The Company recorded $4,890 of identifiable intangibles in connection with 2008 business acquisitions, all of which related to customer lists that will be amortized over a period of 15 years. In addition, the Company acquired various patents in the first quarter of 2008 for a total cost of $149.

Note 8:	Fair Value Measurements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157) to increase consistency and comparability in fair value measurements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
and to expand disclosures about fair value measurements. Applicable provisions of FAS 157 were adopted by the Company effective January 1, 2008, including the disclosures presented below.

The following table sets forth information regarding the Company’s financial assets and financial liabilities that are measured at fair value, except for pension assets which are currently excluded from the disclosure requirements of FAS 157. The Company does not currently have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
		Quoted Market
		Prices in Active	Significant
		Market for	Other	Significant
		Identical	Observable	Unobservable
		Assets/Liabilities	Inputs	Inputs
Description	March 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives	$10,270	$—	$10,270	$—
Deferred Compensation
Plan Assets	$2,103	$2,103	$—	$—

Liabilities:
Derivatives	$208	$—	$208	$—
The Company uses derivatives from time to time to mitigate the effect of raw material and energy cost fluctuations, foreign currency fluctuations and interest rate movements. The Company records qualifying derivatives in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), and related amendments. Fair value measurements for the Company’s derivatives, which at March 30, 2008, consisted primarily of natural gas swaps entered into for hedging purposes and foreign currency swaps for which hedge accounting has not been applied, are classified under Level 2 because such measurements are determined using published market prices or estimated based on observable inputs such as interest rates, yield curves, spot and future commodity prices and spot and future exchange rates.

Certain deferred compensation plan liabilities are funded and the assets invested in various exchange traded mutual funds. These assets are measured using quoted prices in accessible active markets for identical assets.

None of the Company’s financial assets or liabilities currently covered by the disclosure provisions of FAS 157 are measured at fair value using significant unobservable inputs.

Note 9:	Dividend Declarations

On February 6, 2008, the Board of Directors declared a regular quarterly dividend of $0.26 per share. This dividend was paid March 10, 2008 to all shareholders of record as of February 22, 2008.

On April 16, 2008, the Board of Directors declared a regular quarterly dividend of $0.27 per share. This dividend is payable June 10, 2008 to all shareholders of record as of May 16, 2008.

Note 10:	Employee Benefit Plans

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

The components of net periodic benefit cost include the following:

	Three Months Ended
	March 30, 2008	April 1, 2007
Retirement Plans
Service cost	$6,523	$7,207
Interest cost	18,796	17,324
Expected return on plan assets	(22,438)	(21,892)
Amortization of net transition obligation	65	58
Amortization of prior service cost	563	482
Amortization of net actuarial loss	3,649	5,252

Net periodic benefit cost	$7,158	$8,431

Retiree Health and Life Insurance Plans
Service cost	$512	$612
Interest cost	1,117	1,234
Expected return on plan assets	(475)	(521)
Amortization of prior service credit	(2,566)	(2,426)
Amortization of net actuarial loss	767	1,143

Net periodic benefit (income)/cost	$(645)	$42

During the three months ended March 30, 2008, the Company made contributions of $2,631 to its retirement and retiree health and life insurance plans. The Company anticipates that it will make additional contributions of approximately $7,500 in 2008. The Company also contributed $3,737 to the SIRP during this same three-month period. No additional contributions are expected during the remainder of 2008.

Note 11:	Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. There have been no significant changes in the Company’s liability for uncertain tax positions since December 31, 2007.

The Company’s effective tax rate for the first quarter of 2008 was 47.8%. This varies from the statutory rate primarily due to a valuation allowance recorded against the capital loss carryovers created by the impairment of financial assets discussed in Note 5, as well as certain restructuring charges for which tax benefits cannot be recognized.

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

The Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental. Management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Note 12:	New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (FAS 158). The Company has complied with the provision of FAS 158 that requires the recognition of the funded status of the Company’s defined benefit plans since that portion of the standard became effective on December 31, 2006. The measurement date provision of FAS 158 becomes effective for the Company beginning with its December 31, 2008 balance sheet. This provision requires the Company to measure the funded status of its plans at the Company’s fiscal year end. Because the Company currently uses December 31 as the measurement date for most of its plans, including its major U.S.-based plans, this change will not have a material effect on the Company’s financial statements.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements. The provisions of FAS 157 become effective in two phases. As of January 1, 2008, FAS 157 became effective for all financial assets and liabilities and for any nonfinancial assets and liabilities measured at fair value on a recurring basis. Effective January 1, 2009, the provisions of FAS 157 will apply to all assets and liabilities. Other than additional disclosure, the adoption of FAS 157 has not and is not expected to have a material impact on the Company’s financial statements.

In December 2007, the FASB issued FAS 141(R), “Business Combinations” which replaces FAS 141. While FAS 141(R) retains the fundamental requirement that the acquisition method of accounting be used for all business combinations, several significant changes were made some of which include: the scope of transactions covered; the treatment of transaction costs and subsequent restructuring charges; accounting for in-process research and development, contingent assets and liabilities, and contingent consideration; and how adjustments made to the acquisition accounting after the transaction are reported. For Sonoco, this statement applies prospectively to business combinations occurring on or after January 1, 2009. While application of this standard will not impact the Company’s financial statements for transactions occurring prior to the effective date, its application will have a significant impact on the Company’s accounting for future acquisitions compared to current practice.

In December 2007, the FASB issued FAS 160, “Noncontrolling Interests in Consolidated Financial Statements” which amends current accounting and reporting for a noncontrolling interest in a subsidiary and the deconsolidation of a subsidiary. This statement provides that a noncontrolling interest in a subsidiary should be reported as equity rather than as a “minority interest” liability and requires that all purchases, sales, issuances and redemptions of ownership interests in a consolidated subsidiary be accounted for as equity transactions if the parent retains a controlling financial interest. FAS 160 also requires that a gain or loss be recognized when a subsidiary is deconsolidated and, if a parent retains a noncontrolling equity investment in the former subsidiary, that the investment be measured at its fair value. This statement is effective January 1, 2009, and will be applied prospectively except for the presentation and disclosure requirements which are retrospective. As such, the effect of this standard on current noncontrolling interest positions will be limited to financial statement presentation and disclosure, but its adoption will impact the Company’s accounting and disclosure for all transactions involving noncontrolling interests after adoption.

In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities” which requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. As described above, the application of this standard will impact the Company’s disclosure of its derivative instruments and hedging activities.

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

All Other Sonoco represents the Company’s businesses that do not meet the aggregation criteria outlined in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and therefore cannot be combined with other operating segments into a reportable segment. All Other Sonoco includes the following products: wooden, metal and composite wire and cable reels; molded and extruded plastics; custom-designed protective packaging; and paper amenities such as coasters and glass covers.

The following table sets forth net sales, intersegment sales and operating profit for the Company’s three reportable segments and All Other Sonoco. Operating profit at the segment level is defined as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income, adjusted for restructuring/asset impairment charges, which are not allocated to the reporting segments.
FINANCIAL SEGMENT INFORMATION

	Three Months Ended
	March 30, 2008	April 1, 2007
Net Sales:
Consumer Packaging	$387,370	$333,205
Tubes and Cores/Paper	436,187	405,575
Packaging Services	124,431	123,763
All Other Sonoco	90,008	93,136

Consolidated	$1,037,996	$955,679

Intersegment Sales:
Consumer Packaging	$392	$745
Tubes and Cores/Paper	24,505	22,315
Packaging Services	91	149
All Other Sonoco	11,229	10,357

Consolidated	$36,217	$33,566

Income before income taxes:
Consumer Packaging — Operating Profit	$36,277	$29,569
Tubes and Cores/Paper — Operating Profit	34,564	40,743
Packaging Services — Operating Profit	5,979	11,485
All Other Sonoco — Operating Profit	11,433	13,682
Restructuring/Asset Impairment Charges	(61,538)	(6,806)
Interest, net	(13,228)	(11,488)

Consolidated	$13,487	$77,185

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Note 14:	Commitments and Contingencies

The Company is a party to various legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings. Some of these exposures have the potential to be material. Information with respect to these and other exposures appears in Part I — Item 3 — “Legal Proceedings” and Part II — Item 8 — “Financial Statements and Supplementary Data” (Note 13 - “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and in Part II — Item 1 — “Legal Proceedings” of this report. The Company cannot currently estimate the final outcome of many of the items described or the ultimate amount of potential losses.

Pursuant to Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” accruals for estimated losses are recorded at the time information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Amounts so accrued are not discounted. While the ultimate liabilities relating to claims and proceedings may be significant to profitability in the period recognized, it is management’s opinion that such liabilities, when finally determined, will not have an adverse material effect on Sonoco’s consolidated financial position or liquidity.

Environmental Matters

During the fourth quarter of 2005, the U. S. Environmental Protection Agency (EPA) notified U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, that U.S. Mills and NCR Corporation (NCR), an unrelated party, would be jointly held responsible to undertake a program to remove and dispose of certain PCB-contaminated sediments at a particular site on the lower Fox River in Wisconsin (the “Site”) which is now labeled by EPA as Phase 1. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation, which the Company currently estimates to be between $29,900 and $39,100 for the Site project as a whole. The Company has expensed a total of $17,650 for its estimated share of the total cleanup cost. Of the total expensed, $12,500 was recorded in 2005, and $5,150 was recorded in 2007. Through March 30, 2008, a total of $8,875 has been spent on remediation of the Site. The remaining accrual of $8,775 represents the Company’s best estimate of what it is likely to pay to complete the Site project. However, the actual costs associated with cleanup of this particular site are dependent upon many factors and it is reasonably possible that remediation costs could be higher than the current estimate of project costs. The Company acquired U.S. Mills in 2001, and the alleged contamination predates the acquisition.

In February 2007, the EPA and Wisconsin Department of Natural Resources (WDNR) issued a general notice of potential liability under CERCLA and a request to participate in remedial action implementation negotiations relating to a stretch of the lower Fox River, including the bay at Green Bay, (Operating Units 2 — 5) to eight potentially responsible parties, including U.S. Mills. Operating Units 2 — 5 include but also comprise a vastly larger area than the Site. Although it has not accepted any liability, U.S. Mills is reviewing this information and discussing possible remediation scenarios, and the possible allocation of responsibility therefor, with other potentially responsible parties. On April 9, 2007, U.S. Mills, in conjunction with other potentially responsible parties, presented to the EPA and the WDNR a proposed schedule to mediate the allocation issues among eight potentially responsible parties, including U.S. Mills. Non-binding mediation began in May 2007 and is presently continuing as bilateral/multilateral negotiations. To date, no agreement among the parties has occurred.

On November 13, 2007, EPA issued a unilateral Administrative Order for Remedial Action pursuant to Section 106 of CERCLA. The order requires U.S. Mills and the seven other respondents to jointly take various actions to clean up Operating Units 2 — 5. The order establishes two phases of work. The first phase consists of planning and design work as well as preparation for dredging and other remediation work and must be completed by December 31, 2008. The second phase consists primarily of dredging and disposing of contaminated sediments and capping of the dredged and less contaminated areas of the river bottom. The second phase is required to begin in 2009 when weather conditions permit and is expected to continue for several years. The order also provides for a $32.5 per day penalty for failure by a respondent to comply with its terms as well as exposing a non-complying respondent to potential treble damages. Although U.S. Mills has reserved its rights to contest liability for any portion of the work, it is cooperating with the other respondents to

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
comply with the first phase of the order.

As of December 31, 2007, U.S. Mills had accrued $20,000 for remediation of Operating Units 2 — 5 (not including amounts accrued for remediation at the Site). That amount represented the minimum of the range of probable loss that could be reasonably estimated based on information then available. During the first quarter of 2008, U.S. Mills increased its authorization for a cash settlement from $20,000 to $35,000, thereby increasing its estimate of the minimum amount of potential loss it believes it is likely to incur to $35,000. Accordingly, U.S. Mills recognized an additional pre-tax charge of $15,000 during the quarter for the remediation of Operating Units 2 — 5. Also during the first quarter of 2008, settlements totaling $15,000 were reached on certain of the insurance policies covering the Fox River contamination. The recognition of these insurance settlements during the quarter effectively offset the impact to earnings of the additional charge. U.S. Mills’ ultimate share of the liability, and any claims against the Company, could conceivably exceed the net worth of U.S. Mills. The Company does not believe it is probable that the effect of U.S. Mills’ Fox River liabilities would result in a consolidated pre-tax loss that would exceed the net worth of U.S. Mills, which was approximately $75,000 at March 30, 2008.

The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time.

As of March 30, 2008 and December 31, 2007, the Company (and its subsidiaries) had accrued $45,694 and $31,058, respectively, related to environmental contingencies. Of these, a total of $43,775 and $28,996 relate to U.S. Mills at March 30, 2008 and December 31, 2007, respectively. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. As discussed above, U.S. Mills also recognized a $15,000 benefit from settlements reached on certain insurance policies covering the Fox River contamination in the first quarter of 2008. Of this total, cash of $4,500 was received in March 2008 with the remainder received in April 2008. U.S. Mills also has other insurance pursuant to which it may recover some or all of the costs it ultimately incurs, or it may be able to recoup some of such costs from third parties. There can be no assurance that such claims for recovery would be successful and no amounts have been recognized in the consolidated financial statements of the Company for such potential recovery or recoupment.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Directors of Sonoco Products Company:
We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of March 30, 2008, and the related condensed consolidated statements of income and cash flows for the three month periods ended March 30, 2008 and April 1, 2007 and the condensed consolidated statements of cash flows for each of the three-month periods ended March 30, 2008 and April 1, 2007. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of income, shareholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 28, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
April 29, 2008

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

SONOCO PRODUCTS COMPANY
COMPANY OVERVIEW
Sonoco is a leading manufacturer of industrial and consumer packaging products and provider of packaging services, with 334 locations in 35 countries.
Sonoco competes in multiple product categories with the majority of its operations organized and reported in three segments: Consumer Packaging, Tubes and Cores/Paper and Packaging Services. Various other operations are reported as “All Other Sonoco.” The majority of the Company’s revenues are from products and services sold to consumer and industrial products companies to be used in the packaging of their products for sale or shipment. The Company also manufactures paper stock, primarily from recycled materials, for both internal use and open market sale. Each of the Company’s operating units has its own sales staff and maintains direct sales relationships with its customers.
First Quarter 2008 Compared with First Quarter 2007
RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended March 30, 2008 versus the three months ended April 1, 2007.
OVERVIEW
Net income for the first quarter of 2008 was $13.3 million, down from the $53.1 million reported for the same period in 2007. 2008 earnings were significantly impacted by a $31.0 million after-tax non-cash impairment charge for the Company’s remaining financial interest related to the 2003 sale of its high density film business. Results for the first quarter also included after-tax restructuring and asset impairment charges of $9.8 million related to cost-reduction measures compared to $4.8 million in the same period of 2007. Prior year first quarter earnings were favorably impacted by a $3.6 million after-tax recovery of certain benefit costs from a third party.
Current quarter gross profit margin fell to 18.0%, compared with 19.4% in 2007. A decline in sales volume, resulting partially from slowing economic activity, along with an unfavorable shift in the mix of products and services sold, were the major contributors to the margin decline. Overall, selling price increases were able to more than offset the impact of global raw material inflation and rising energy and freight costs. Improved productivity and purchasing initiatives were also able to offset the impact of inflation on converting costs.
OPERATING REVENUE
Net sales for the first quarter of 2008 were $1,038 million, compared to $956 million for the first quarter of 2007, an increase of $82 million.
The components of the sales change were:

($ in millions)

Acquisitions/Divestitures	$44
Currency Exchange Rates	46
Selling Prices	35
Volume	(43)

Total Sales Increase	$82

Selling prices throughout the Company were higher than in first quarter 2007, reflecting price increases implemented over the past year to offset the impact of higher costs of materials, energy and freight. Company-wide volume was down over 4% from first quarter 2007 levels, primarily in North American Tubes and Cores, flexible packaging and wire and cable reels, but also as a result of the closure of its paper business in China. The 2007 acquisition of Matrix Packaging Inc. accounted for the majority of the impact of acquisitions on net sales.
COSTS AND EXPENSES
The single largest expense impacting the Company during the first quarter of 2008 was an impairment of the Company’s remaining financial interest related to the 2003 sale of its high density film business. As part of this sale, the Company received a preferred equity interest in the buyer and a subordinated note receivable due in 2013 as a portion of the selling price. As was discussed in the 2007 Annual Report on Form 10-K, although the Company’s year-

SONOCO PRODUCTS COMPANY
end 2007 financial review of the buyer indicated that collectibility was probable, given its highly leveraged nature, different assumptions regarding the outlook could result in impairment of the assets. Based on updated information provided by the buyer in March 2008, combined with restrictive conditions in the current credit market, the Company concluded that neither the collection of its subordinated note receivable nor redemption of its preferred equity interest is now probable and their value is likely zero. As a result, in the first quarter of 2008, the Company fully reserved these items, taking a pre-tax charge totaling $42.7 million, $31.0 million after tax. In addition, charges in connection with restructuring actions totaled $18.9 million and $6.8 million for the first quarters of 2008 and 2007, respectively. Additional information regarding restructuring actions is provided in Note 4 to the Consolidated Financial Statements. None of these charges are allocated to the reporting segments.
Operating costs were impacted by increasing market prices for old corrugated containers (OCC) and other recovered paper, which are expected to remain elevated and unpredictable for the near future. In addition, the rapid escalation of fuel and energy costs also resulted in increased cost for the Company. During the first quarter of 2008, the Company was able to increase selling prices sufficiently on a year-over-year basis to offset the material, fuel and freight cost increases, while manufacturing productivity improvements offset higher labor and other converting costs. First quarter 2007 operating expenses were reduced by a one-time $5.5 million recovery of certain benefit costs from a third party.
Net interest expense for the first quarter of 2008 increased to $13.2 million, compared with $11.5 million during the same period of 2007. This increase was primarily due to lower interest income, which accounted for $1.3 million of the change, and higher debt levels. When the Company reserved for the impairment of financial assets received in the sale of its high density film business, it ceased accruing interest income on these instruments, accounting for approximately $0.5 million of the year-over-year decline in interest income.
The effective tax rate for the Company for the first quarter of 2008 was 47.8 percent, compared with 34.4 percent in the same period in 2007. This increase is primarily due to a valuation allowance recorded against the capital loss carryovers created by the impairment of financial assets discussed above, as well as certain restructuring charges for which tax benefits cannot be recognized.
REPORTABLE SEGMENTS
The following table recaps net sales for the first quarters of 2008 and 2007:

	Three Months Ended
	March 30, 2008	April 1, 2007
Net Sales:
Consumer Packaging	$387,370	$333,205
Tubes and Cores/ Paper	436,187	405,575
Packaging Services	124,431	123,763
All Other Sonoco	90,008	93,136

Consolidated	$1,037,996	$955,679

Consolidated operating profits, also referred to as “Income before income taxes” on the Consolidated Statements of Income, are comprised of the following:

	Three Months Ended
	March 30, 2008	April 1, 2007
Income before income taxes:
Operating Profit
Consumer Packaging	$36,277	$29,569
Tubes and Cores/ Paper	34,564	40,743
Packaging Services	5,979	11,485
All Other Sonoco	11,433	13,682
Restructuring & Impairment Charges	(61,538)	(6,806)
Interest, net	(13,228)	(11,488)

Consolidated	$13,487	$77,185

SONOCO PRODUCTS COMPANY
Segment results viewed by Company management to evaluate segment performance do not include restructuring, impairment and net interest charges. Accordingly, the term “segment operating profit” is defined as the segment’s portion of “Income before income taxes” excluding those items. All other general corporate expenses have been allocated as operating costs to each of the Company’s reportable segments and All Other Sonoco.
Consumer Packaging
Sonoco’s Consumer Packaging segment includes the following products: round and shaped rigid packaging (both composite and plastic); printed flexible packaging; and metal and peelable membrane ends and closures.
First quarter 2008 sales increased $54 million, or 16%, in the segment compared with the first quarter of 2007. Acquisitions, net of a reduction from the partial exit of the composite can business in Europe, increased first quarter sales in this segment by nearly $40 million. In addition, the favorable impact of foreign currency translation and higher selling prices, primarily of rigid packaging, contributed to the sales increase. These items were partially offset by a decline in overall segment volume as increases in North American rigid paper and plastic were offset by lower volume in flexible packaging.
Segment operating profit was up 23% in the first quarter, primarily due to productivity improvements and purchasing initiatives more than offsetting increased labor costs. Another factor in the year-over-year improvement was the impact of the 2007 acquisition of Matrix Packaging, LLC. These favorable variances were partially offset by volume declines in flexible packaging. In addition, higher selling prices were able to offset inflation in material, energy and freight costs.
Tubes and Cores/Paper
The Tubes and Cores/Paper segment includes the following products: high-performance paper and composite paperboard tubes and cores; fiber-based construction tubes and forms; recycled paperboard, linerboard, recovered paper and other recycled materials.
First quarter 2008 sales for the segment were up $31 million, or 8%, compared with the same period in 2007, gaining from higher selling prices throughout the segment and the favorable impact of foreign currency translation. Partially offsetting these favorable factors was the impact of lower volume in most global tube, core and paper markets and the Company’s closure of its paper operations in China.
Segment operating profit decreased 15% compared to the first quarter of 2007. Operating profit declined in the first quarter primarily due to lower volumes. Selling price increases were able to offset higher raw material, energy and freight costs, while productivity improvements offset labor and other costs of production.
Packaging Services
The Packaging Services segment includes the following products and services: designing, manufacturing, assembling, packing and distributing temporary, semipermanent and permanent point-of-purchase displays; brand artwork management; and supply chain management services including contract packing, fulfillment and scalable service centers.
First quarter 2008 sales for the segment increased slightly from first quarter 2007 levels, benefiting from the impact of favorable foreign currency rates. Lower volume and sales prices for point-of-purchase displays, both down as a result of competitive bidding activity with a major customer in 2007, offset most of the exchange rate benefit.
Segment operating profit declined nearly 48% in the first quarter, compared with the same period in 2007. The primary cause of this drop was lower point-of-purchase display prices as noted above. These price reductions, most of which went into effect in the third quarter of 2007, contributed approximately $3 million to the decline in quarterly segment profitability, but were partially offset by reduced selling and administrative expenses. In addition, lower volumes for point-of-purchase displays also had a negative effect on segment profitability.

SONOCO PRODUCTS COMPANY
All Other Sonoco
All Other Sonoco includes businesses that are not aggregated in a reportable segment and include the following products: wooden, metal and composite wire and cable reels, molded and extruded plastics, custom-designed protective packaging and paper amenities such as coasters and glass covers.
First quarter 2008 sales in All Other Sonoco declined $3 million, or 3%, from the same period in 2007. Lower volumes in wire and cable reels and molded plastics were the major factors in the sales decline, but were partially offset by the impact of an acquisition in molded plastics and favorable foreign currency rates.
Operating profit for the first quarter was down 16% from the same period in 2007, as a result of lower volumes and an unfavorable shift in the mix of business. Productivity improvements were able to partially offset these negative factors.
Financial Position, Liquidity and Capital Resources
The Company’s financial position remained strong during the first quarter of 2008. Cash flows from operations totaled $64.0 million in the first quarter of 2008, compared with $58.0 million in the same quarter last year. The quarter-over-quarter increase of approximately $6 million was primarily the result of improved working capital management. Because the financial asset impairment was a non-cash charge, it had no impact on cash generated from operations.
Total debt decreased by $9.7 million during the first quarter of 2008 to $839.9 million at March 30, 2008, as cash generated from operations was used to pay down outstanding borrowings. On January 2, 2008, the Company prepaid its 6.125% industrial revenue bond with $35.1 million of other borrowings classified as long-term. On April 1, 2008, the Company prepaid its 6.0% industrial revenue bond with $35.0 million in other borrowings classified as long-term. Commercial paper, a component of the Company’s long-term debt, had a balance of $196.0 million at March 30, 2008.
During the three months ended March 30, 2008, the Company funded capital expenditures of $34.1 million and paid dividends of $25.9 million.
Certain assets and liabilities are reported in the Company’s financial statements at fair value, the fluctuation of which can impact the Company’s financial position and results of operations. Items reported by the Company on a recurring basis at fair value include derivative contracts and pension and deferred compensation related assets. The vast majority of these items are valued based either on quoted prices in active and accessible markets or on other observable inputs. Less than five percent of the fair value of the Company’s pension plan assets are measured using unobservable inputs.
At March 30, 2008, the Company had commodity swaps outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. These swaps, which have maturities ranging from June 2008 to December 2010, qualify as cash flow hedges under FAS 133. The fair market value of these commodity swaps was a favorable position of $8.4 million at March 30, 2008, and an unfavorable position of $2.6 million at December 31, 2007. Natural gas contracts covering an equivalent of 5.2 million MMBtu were outstanding at March 30, 2008.
In addition, at March 30, 2008, the Company had various currency swaps outstanding to fix the exchange rate on certain anticipated foreign currency cash flows. Although placed as an economic hedge, the Company has chosen not to apply hedge accounting to these swaps. The fair value of currency swaps, all of which mature in 2008, was an unfavorable position of $1.7 million at March 30, 2008.

SONOCO PRODUCTS COMPANY
Restructuring and Impairment
Information regarding restructuring charges and restructuring-related asset impairment charges is provided in Note 4 to the Company’s Condensed Consolidated Financial Statements. Information regarding financial asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements.
New Accounting Pronouncements
Information regarding new accounting pronouncements is provided in Note 12 to the Company’s Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Information about the Company’s exposure to market risk is discussed under Item 2 in this report and was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on February 28, 2008. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to legal proceedings and other exposures appears in Part I — Item 3 — “Legal Proceedings” and Part II — Item 8 — “Financial Statements and Supplementary Data” (Note 13 - “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and in Part I — Item 1 — “Financial Statements” (Note 14 — “Commitments and Contingencies”) of this report. In April 2006, the United States and the State of Wisconsin (plaintiffs) sued U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, and NCR Corporation (NCR), an unrelated company, to recover certain costs incurred for response activities undertaken regarding the release and threatened release of hazardous substances and specific areas of elevated concentrations of polychlorinated biphenyls in sediments in the Lower Fox River and Green Bay in northeastern Wisconsin (hereinafter the Site). Pursuant to a Consent Decree agreed to by NCR and U.S. Mills as a consequence of the litigation, the Site is to be cleaned up on an expedited basis and NCR and U.S. Mills started removing contaminated sediment in May 2007. The remediation involves removal of sediment from the riverbed, dewatering of the sediment and storage at an offsite landfill. U.S. Mills and NCR reached an agreement between themselves that each would fund

SONOCO PRODUCTS COMPANY
50% of the costs of remediation, which the Company currently estimates to be between $29.9 million and $39.1 million for the project as a whole. The actual costs associated with cleanup of this particular site are dependent upon many factors and it is reasonably possible that remediation costs could be higher than the current estimate of project costs
In addition to the Site discussed above, as previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2007, U.S. Mills faces additional exposure related to potential natural resource damage and environmental remediation costs for a larger stretch of the lower Fox River, including the bay at Green Bay, which includes the Site discussed above (Operating Units 2 — 5). On April 9, 2007, U.S. Mills, in conjunction with other potentially responsible parties (PRPs), presented to the U.S. Environmental Protection Agency and the Wisconsin Department of Natural Resources a proposed schedule to mediate the allocation issues among eight PRPs, including U.S. Mills. Non-binding mediation began in May 2007 and is continuing as bilateral/multilateral negotiations although no agreement among the parties has occurred. As of December 31, 2007, U.S. Mills had accrued $20 million for remediation of Operating Units 2 — 5 (not including amounts accrued for remediation at the Site). That amount represented the minimum of the range of probable loss that could be reasonably estimated based on information then available. During the first quarter of 2008, U.S. Mills increased its authorization for a cash settlement from $20 million to $35 million, thereby increasing its estimate of the minimum amount of potential loss it believes it is likely to incur to $35 million. Accordingly, U.S. Mills recognized an additional pre-tax charge of $15 million during the quarter for the remediation of Operating Units 2 — 5. Also during the first quarter of 2008, settlements totaling $15 million were reached on certain of the insurance policies covering the Fox River contamination. The recognition of these insurance settlements during the quarter effectively offset the impact to earnings of the additional charge. Although the Company lacks a reasonable basis for identifying any amount within the range of possible loss as a better estimate than any other amount, as has previously been disclosed, the upper end of the range may exceed the net worth of U.S. Mills. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $75 million at March 30, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that May
	(a) Total Number of		Part of Publicly	Yet be Purchased
	Shares	(b) Average Price	Announced Plans or	under the Plans or
Period	Purchased[1]	Paid per Share	Programs[2]	Programs[2]
1/01/08 — 2/03/08	—	—	—	5,000,000
2/04/08 — 3/02/08	26,577	$29.30	—	5,000,000
3/03/08— 3/30/08	739	$28.80	—	5,000,000
Total	27,316	$29.29	—	5,000,000

[1]	All of the share purchases in the first quarter of 2008 relate to shares withheld to satisfy employee tax withholding obligations in association with the exercise of performance-based stock awards and stock appreciation rights. These shares were not repurchased as part of a publicly announced plan or program.

[2]	On April 19, 2006, the Company’s Board of Directors authorized the repurchase of up to 5.0 million shares of the Company’s common stock. This authorization rescinded all previous existing authorizations and does not have a specific expiration date. During 2007, the Company repurchased a total of 3.0 million shares of its common stock under the new authorization at a total cost of $109.2 million; however, the Board of Directors approved the reinstatement of those shares to the original authorization. Accordingly, 5.0 million shares remained available for repurchase under this authorization at December 31, 2007. There were no repurchases under this program in the first quarter of 2008.

SONOCO PRODUCTS COMPANY
Item 4. Submission of Matters to a Vote of Security Holders.
The Company’s annual meeting of shareholders was held on April 16, 2008. The following matters, as described more fully in the Company’s Proxy Statement, were approved by the shareholders at this meeting:
(1) The following directors were elected:

		VOTES
	Term	For	Withheld
Charles J. Bradshaw	3 years[1]	81,326,555	1,822,220
James L. Coker	3 years	82,380,000	768,775
Marc D. Oken	3 years	80,784,348	2,364,427
Lloyd W. Newton	3 years	80,443,499	2,705,276
Phillippe R. Rollier	2 years	80,768,296	2,380,479

[1] Although Mr. Bradshaw was elected to a three-year term, he will reach mandatory retirement age in July 2008, and is only eligible to serve on the Board until that time.
(2)	The 2008 Long-Term Incentive Plan was approved. The shareholders voted 61,584,707 for and 9,786,543 against approval, with 1,353,889 votes abstaining. There were 11,349,061 broker non-votes with respect to this matter.
(3)	Selection of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending December 31, 2008 was ratified. The shareholders voted 80,228,128 for and 2,702,896 against ratification, with 217,750 votes abstaining.
Item 6. Exhibits.
Exhibit 10 —	Sonoco Products Company 2008 Long-Term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2008)

Exhibit 15 —	Letter re: unaudited interim financial information

Exhibit 31 —	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

Exhibit 32 —	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

SONOCO PRODUCTS COMPANY
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY (Registrant)
Date: April 29, 2008	By:	/s/ Charles J. Hupfer
Charles J. Hupfer
Senior Vice President and Chief Financial Officer (principal financial officer)

	By:	/s/ Barry L. Saunders
Barry L. Saunders
Vice President and Corporate Controller (principal accounting officer)

SONOCO PRODUCTS COMPANY
EXHIBIT INDEX

Exhibit
Number	Description
10	Sonoco Products Company 2008 Long-Term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2008)

15	Letter re: unaudited interim financial information

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)