Form 10-Q
period 2008-06-29
SONOCO PRODUCTS CO
filed 2008-07-30
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock at July 25, 2008:
Common stock, no par value: 99,537,148

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	June 29,	December 31,
	2008	2007*
Assets
Current Assets
Cash and cash equivalents	$80,808	$70,758
Trade accounts receivable, net of allowances	529,581	488,409
Other receivables	58,605	34,328
Inventories:
Finished and in process	151,189	138,722
Materials and supplies	208,384	204,362
Prepaid expenses	57,752	50,747
Deferred income taxes	53,200	40,353

	1,139,519	1,027,679
Property, Plant and Equipment, Net	1,083,651	1,105,342
Goodwill	833,365	828,348
Other Intangible Assets, Net	138,702	139,436
Other Assets	206,343	239,438

Total Assets	$3,401,580	$3,340,243

Liabilities and Shareholders’ Equity

Current Liabilities
Payable to suppliers	$421,683	$426,138
Accrued expenses and other	300,369	275,133
Notes payable and current portion of long-term debt	43,045	45,199
Accrued taxes	11,096	11,611

	776,193	758,081
Long-Term Debt, Net of Current Portion	782,817	804,339
Pension and Other Postretirement Benefits	183,289	180,509
Deferred Income Taxes	87,526	84,977
Other Liabilities	67,261	70,800
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 99,530 and 99,431 shares issued and outstanding at June 29, 2008 and December 31, 2007, respectively	7,175	7,175
Capital in excess of stated value	397,370	391,628
Accumulated other comprehensive loss	(66,954)	(107,374)
Retained earnings	1,166,903	1,150,108

Total Shareholders’ Equity	1,504,494	1,441,537

Total Liabilities and Shareholders’ Equity	$3,401,580	$3,340,243

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
Net sales	$1,086,567	$994,431	$2,124,563	$1,950,110
Cost of sales	891,886	804,358	1,743,480	1,574,872

Gross Profit	194,681	190,073	381,083	375,238
Selling, general and administrative expenses	100,901	119,823	199,050	209,509
Restructuring/Asset impairment charges (see Notes 4 and 5)	10,770	3,289	72,308	10,095

Income before interest and income taxes	83,010	66,961	109,725	155,634
Interest expense	13,527	14,949	28,081	29,073
Interest income	(1,430)	(2,189)	(2,756)	(4,825)

Income before income taxes	70,913	54,201	84,400	131,386
Provision for income taxes	18,415	15,022	24,864	41,570

Income before equity in earnings of affiliates/minority interest in subsidiaries	52,498	39,179	59,536	89,816
Equity in earnings of affiliates/minority interest in subsidiaries, net of tax	5,488	3,172	11,709	5,639

Net income	$57,986	$42,351	$71,245	$95,455

Weighted average common shares outstanding:
Basic	100,220	100,990	100,207	100,848

Diluted	101,080	102,565	100,944	102,425

Per common share:
Net income:
Basic	$0.58	$0.42	$0.71	$0.95

Diluted	$0.57	$0.41	$0.71	$0.93

Cash dividends	$0.27	$0.26	$0.53	$0.50

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended
	June 29,	July 1,
	2008	2007*
Cash Flows from Operating Activities:
Net income	$71,245	$95,455
Adjustments to reconcile net income to net cash provided by operating activities:
Financial asset impairment	42,651	—
Restructuring-related asset impairment and pension curtailment	16,119	2,116
Depreciation, depletion and amortization	93,248	85,480
Share-based compensation expense	4,896	6,275
Equity in earnings of affiliates/minority interest in subsidiaries	(11,709)	(5,639)
Cash dividend from affiliated companies	1,750	4,502
Loss on disposition of assets	685	940
Tax effect of nonqualified stock options	275	8,897
Excess tax benefit of share-based compensation	(175)	(8,897)
Deferred taxes	(19,810)	(14,750)
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Receivables	(31,171)	(26,309)
Inventories	(11,598)	(6,850)
Prepaid expenses	(3,959)	(21,179)
Payables and accrued expenses	(35,294)	(9,930)
Cash contribution to pension plans	(8,956)	(6,848)
Prepaid income taxes and taxes payable	7,698	6,158
Fox River environmental reserves and insurance receivable	14,063	20,000
Other assets and liabilities	13,899	(2,653)

Net cash provided by operating activities	143,857	126,768

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(62,939)	(85,874)
Cost of acquisitions, net of cash acquired	(5,535)	(212,756)
Proceeds from the sale of assets	3,037	4,814
Investment in affiliates and other	(979)	2,652

Net cash used in investing activities	(66,416)	(291,164)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	13,912	22,157
Principal repayment of debt	(86,377)	(26,153)
Net increase in commercial paper	46,000	213,000
Net increase in bank overdrafts	6,750	2,778
Excess tax benefit of share-based compensation	175	8,897
Cash dividends	(52,736)	(50,294)
Shares acquired	(800)	(56,730)
Shares issued	1,121	46,460

Net cash (used in) provided by financing activities	(71,955)	160,115

Effects of Exchange Rate Changes on Cash	4,564	(3,915)

Net Increase (Decrease) in Cash and Cash Equivalents	10,050	(8,196)
Cash and cash equivalents at beginning of period	70,758	86,498

Cash and cash equivalents at end of period	$80,808	$78,302

*	Prior year’s data have been reclassified to conform to the current year’s presentation.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Note 1: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three and six months ended June 29, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
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
With respect to the unaudited condensed consolidated financial information of the Company for the three and six month periods ended June 29, 2008 and July 1, 2007 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 30, 2008 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.
Note 2: Shareholders’ Equity
Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
Numerator:
Net income	$57,986	$42,351	$71,245	$95,455

Denominator:
Weighted average common shares outstanding	100,220,000	100,990,000	100,207,000	100,848,000
Dilutive effect of:
Stock-based compensation	860,000	1,575,000	737,000	1,577,000

Dilutive shares outstanding	101,080,000	102,565,000	100,944,000	102,425,000

Reported net income per common share:
Basic	$0.58	$0.42	$0.71	$0.95

Diluted	$0.57	$0.41	$0.71	$0.93

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Stock options to purchase 1,261,179 and 3,500 shares at June 29, 2008 and July 1, 2007, respectively, were not dilutive and, therefore, are excluded from the computations of diluted income per common share amounts. No adjustments were made to reported net income in the computations of earnings per share.
Stock Repurchases
The Company’s Board of Directors has authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. No shares were repurchased under this authorization during the first six months of 2008. Accordingly, at June 29, 2008, a total of 5,000,000 shares remain available for repurchase.
The Company occasionally repurchases shares of its common stock to satisfy employee tax withholding obligations in association with the exercise of stock appreciation rights and performance-based stock awards. These repurchases, which are not part of a publicly announced plan or program, totaled 27,316 shares in the first six months of 2008 at a cost of $800.
Note 3: Acquisitions
During the six months ended June 29, 2008, the Company completed two acquisitions at an aggregate cost of $5,535 in cash. These included the March 2008 acquisition of Amtex Packaging, Inc., a packaging fulfillment company accounted for in the Packaging Services segment, and the February 2008 acquisition of VoidForm International Ltd., a construction tube business based in Canada accounted for in the Tubes and Cores/Paper segment. The acquisition of these businesses is expected to generate annual sales of approximately $6,000. In conjunction with these acquisitions, the Company recorded a preliminary fair value of assets acquired as follows: identifiable intangibles of $4,890, goodwill of $179 and other net tangible assets of $466. The Company has accounted for these acquisitions as purchases and, accordingly, has included their results of operations in consolidated net income from the respective dates of acquisition. Pro forma results have not been provided as the acquisitions were not material to the Company’s financial statements individually or in the aggregate.
Note 4: Restructuring and Asset Impairment
The Company has two active restructuring plans, one of which was approved in October 2006 (the 2006 Plan), and the other in August 2003 (the 2003 Plan). In addition, during the last two quarters of 2007 and first two quarters of 2008, the Company recognized charges associated with other restructuring actions that were not part of a formal restructuring plan. Following are the total restructuring and asset impairment charges, net of adjustments, recognized by the Company during the periods presented:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
Restructuring/Asset impairment:
Other 2008 Actions	$4,504	$—	$8,869	$—
Other 2007 Actions	5,222	—	18,865	—
2006 Plan	774	3,679	1,516	10,098
2003 Plan	270	(390)	407	(3)

	$10,770	$3,289	$29,657	$10,095
Income tax benefit	(4,339)	(423)	(10,020)	(2,455)
Minority interest impact, net of tax	(1,813)	(33)	(5,208)	(43)

Restructuring/Asset impairment charges, net of adjustments (after tax)	$4,618	$2,833	$14,429	$7,597

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The Company expects to recognize future additional costs totaling approximately $7,100 in connection with previously announced restructuring actions. The majority of these charges are expected to be incurred and paid by the end of 2008. Additional disclosures concerning other 2008 and 2007 restructuring actions, and the 2006 and 2003 restructuring plans are provided below.
Other 2008 Actions
During the first six months of 2008, the Company initiated the closures of a tube and core plant in Spain, a specialty paper machine at its paper mill in Holyoke, Massachusetts, and a paper mill in Canada. Each of these operations was part of the Company’s Tubes and Cores/Paper segment. These closures were not part of a formal restructuring plan.
The Company expects to recognize future additional costs totaling approximately $3,000 associated with these previously announced Other 2008 Actions. These charges are expected to consist primarily of severance and termination benefits for the employees of the Canadian paper mill and other exit costs related to each of the closures. The severance costs were not recognizable in the second quarter as communication to the affected employees had not yet taken place.
The total cost of the Other 2008 Actions is estimated to be approximately $11,900, most of which is related to asset impairment charges. Accordingly, the majority of the total cost will not result in the expenditure of cash.
During the three months ended June 29, 2008, the Company recognized charges associated with Other 2008 Actions of $4,504. The following table provides additional details of these net charges:

	Severance	Asset
	and	Impairment/
Other 2008 Actions	Termination	Disposal	Other
2008 Second Quarter Charges	Benefits	of Assets	Costs	Total
Tubes and Cores/Paper segment	$1,230	$985	$2,289	$4,504

Severance and termination benefits were recognized during the second quarter of 2008 upon communication to the employees affected by the closure of the paper machine at Holyoke, Massachusetts, and the tube and core plant in Spain. Additional asset impairment charges totaling $55 were also recognized in Spain. As a result of management’s second quarter decision to close a paper mill in Canada, non-cash asset impairment charges of $930 were recorded in the quarter for the difference between the estimated fair market value of the underlying property, plant and equipment and its net book value. In addition, a curtailment charge of $2,289 was recognized related to a defined benefit pension plan maintained for the hourly union employees of this facility.
During the six months ended June 29, 2008, the Company recognized charges associated with Other 2008 Actions of $8,869. The following table provides additional details of these net charges:

	Severance	Asset
	and	Impairment/
Other 2008 Actions	Termination	Disposal	Other
2008 Year to Date Charges	Benefits	of Assets	Costs	Total
Tubes and Cores/Paper segment	$1,230	$5,350	$2,289	$8,869

The net charges for the six months ended June 29, 2008 relate primarily to the same announced closures as discussed above for the three months ended June 29, 2008.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The following table sets forth the activity in the Other 2008 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

	Severance	Asset
Other 2008 Actions	and	Impairment/
Accrual Activity	Termination	Disposal	Other
2008 Year to Date	Benefits	of Assets	Costs	Total
Liability, December 31, 2007	$—	$—	$—	$—
New charges	1,230	5,350	2,289	8,869
Cash payments	(945)	—	—	(945)
Asset writedowns/disposals	—	(5,350)	—	(5,350)
Pension curtailment	—	—	(2,289)	(2,289)

Liability, June 29, 2008	$285	$—	$—	$285

The Company expects to pay the majority of the remaining Other 2008 Actions restructuring costs by the end of 2008 using cash generated from operations.
Other 2007 Actions
In the third quarter of 2007, the Company initiated the closures of the following operations: a metal ends plant in Brazil (Consumer Packaging segment), a rigid packaging plant in the United States (Consumer Packaging segment), a paper mill in China (Tubes and Cores/Paper segment), a molded plastics plant in Turkey (All Other Sonoco), and a point-of-purchase display manufacturing plant in the United States (Packaging Services segment). These closures were not part of a formal restructuring plan.
The total cost of the Other 2007 Actions is estimated to be approximately $39,800, most of which is related to asset impairment charges. Accordingly, the majority of the total cost will not result in the expenditure of cash. As of June 29, 2008, the Company had incurred charges totaling $38,503 associated with the Other 2007 Actions. The following table provides additional details of these charges:

	Severance	Asset
	and	Impairment/
Other 2007 Actions	Termination	Disposal	Other
Inception to Date Charges	Benefits	of Assets	Costs	Total
Tubes and Cores/Paper segment	$8,015	$4,728	$216	$12,959
Consumer Packaging segment	1,475	20,079	2,862	24,416
Packaging Services segment	267	—	—	267
All Other Sonoco	36	597	228	861

Cumulative Restructuring Charges, net of adjustments	$9,793	$25,404	$3,306	$38,503

The Company expects to recognize future additional costs totaling approximately $1,300 associated with the Other 2007 Actions. These charges are expected to consist primarily of other exit costs related to removal of equipment from the closed facilities. Of these future costs, it is estimated that $300 will relate to the Tubes and Cores/Paper segment, $900 will relate to the Consumer Packaging segment, and $100 will relate to the Packaging Services segment.
During the three months ended June 29, 2008, the Company recognized charges associated with Other 2007 Actions of $5,222, net of adjustments. None of the Other 2007 Actions had commenced as of July 1, 2007; accordingly, no charges had yet been recognized at that time. The following table provides additional details of these net charges:

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

	Severance	Asset
	and	Impairment/
Other 2007 Actions	Termination	Disposal	Other
2008 Second Quarter Charges	Benefits	of Assets	Costs	Total
Tubes and Cores/Paper segment	$1,778	$1,090	$216	$3,084
Consumer Packaging segment	411	410	1,256	2,077
Packaging Services segment	61	—	—	61

	$2,250	$1,500	$1,472	$5,222

The net charges for the three months ended June 29, 2008 relate primarily to the announced closures of the paper mill in China (Tubes and Cores/Paper segment), the metal ends plant in Brazil (Consumer Packaging segment), and the rigid packaging plant in the United States (Consumer Packaging segment). Severance costs became recognizable for the rigid packaging plant in the second quarter of 2008 upon communication to the affected employees. Additional severance and salary continuation charges were recorded during the second quarter of 2008 for the paper mill in China. Other costs relate primarily to the dismantling of machinery and equipment at the rigid packaging plant in the United States and the metal ends plant in Brazil, as well as other miscellaneous exit costs.
During the three months ended June 29, 2008, the Company also recorded non-cash, after-tax offsets in the amount of $1,813 to reflect a minority interest holder’s portion of restructuring costs that were charged to expense.
During the six months ended June 29, 2008, the Company recognized charges associated with Other 2007 Actions of $18,865, net of adjustments. The following table provides additional details of these net charges:

	Severance	Asset
	and	Impairment/
Other 2007 Actions	Termination	Disposal	Other
2008 Year to Date Charges	Benefits	of Assets	Costs	Total
Tubes and Cores/Paper segment	$6,867	$4,728	$216	$11,811
Consumer Packaging segment	601	3,731	2,589	6,921
Packaging Services segment	133	—	—	133

	$7,601	$8,459	$2,805	$18,865

The net charges for the six months ended June 29, 2008 relate primarily to the same announced closures as discussed above for the three months ended June 29, 2008. The year-to-date charges include non-cash asset impairment charges totaling $8,459 resulting from additional impairment losses on property, plant and equipment at the Company’s metal ends plant in Brazil and paper mill in China, and additional reserves on accounts receivable and inventory at the Company’s paper mill in China occurring as a direct result of the closure of this facility.
During the six months ended June 29, 2008, the Company also recorded non-cash, after-tax offsets in the amount of $5,208 to reflect a minority interest holder’s portion of restructuring costs that were charged to expense.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The following table sets forth the activity in the Other 2007 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

	Severance	Asset
Other 2007 Actions	and	Impairment/
Accrual Activity	Termination	Disposal	Other
2008 Year to Date	Benefits	of Assets	Costs	Total
Liability, December 31, 2007	$1,165	$—	$230	$1,395
New charges	7,730	8,459	2,805	18,994
Cash payments	(3,017)	—	(2,980)	(5,997)
Asset writedowns/disposals	—	(8,459)	—	(8,459)
Foreign currency translation	232	—	(12)	220
Adjustments	(129)	—	—	(129)

Liability, June 29, 2008	$5,981	$—	$43	$6,024

The severance accrual above includes approximately $5,700 of severance and termination benefits for the employees of the Company’s paper mill in China. These benefits are the subject of ongoing negotiations. The Company’s accrual at June 29, 2008, represents its best estimate of the fair value of the severance benefits that will ultimately be paid.
The Company expects to pay the majority of the remaining Other 2007 Actions restructuring costs during 2009 using cash generated from operations.
The 2006 Plan
The 2006 Plan included the closure of 12 plant locations and the reduction of approximately 540 positions worldwide. The majority of the restructuring program focused on international operations, principally Europe, in order to make those operations more cost effective. These measures began in the fourth quarter of 2006 and are substantially complete.
The total cost of the 2006 Plan is estimated to be approximately $38,100, most of which is related to severance and other termination costs. Accordingly, the vast majority of these charges represent a cash cost. As of June 29, 2008, the Company had incurred total charges of $35,838 associated with these activities. The following table provides additional details of the cumulative charges recognized through June 29, 2008:

	Severance	Asset
	and	Impairment/
2006 Plan	Termination	Disposal	Other
Inception to Date Charges	Benefits	of Assets	Costs	Total
Tubes and Cores/Paper segment	$13,934	$4,242	$6,859	$25,035
Consumer Packaging segment	5,174	1,686	1,646	8,506
Packaging Services segment	528	—	—	528
All Other Sonoco	761	261	747	1,769

Cumulative Restructuring Charges, net of adjustments	$20,397	$6,189	$9,252	$35,838

The Company expects to recognize future pre-tax charges of approximately $2,300 associated with the 2006 Plan. These charges are expected to include approximately $1,700 of severance-related costs and $600 of other exit costs. The severance costs, related primarily to the planned reduction of several European administrative positions, are not yet recognizable as communication to the affected employees has not taken place. Of these future costs, it is estimated that $1,900 will affect the Tubes and Cores/Paper segment, $300 will affect the Consumer Packaging segment, and $100 will affect All Other Sonoco. The Company expects to pay the majority of the remaining 2006 Plan restructuring costs, with the exception of certain building lease termination expenses, by the end of 2008, using cash generated from operations.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
During the three months ended June 29, 2008 and July 1, 2007, the Company recognized restructuring charges associated with the 2006 Plan of $774 and $3,679, respectively, net of adjustments. The following table provides additional details of these net charges:

	Severance	Asset
	and	Impairment/
2006 Plan	Termination	Disposal	Other
Second Quarter Charges	Benefits	of Assets	Costs	Total
2008
Tubes and Cores/Paper segment	$400	$—	$464	$864
Consumer Packaging segment	(284)	—	96	(188)
All Other Sonoco	4	—	94	98

Total	$120	$—	$654	$774

2007
Tubes and Cores/Paper segment	$493	$(678)	$897	$712
Consumer Packaging segment	177	2,065	248	2,490
Packaging Services segment	230	—	—	230
All Other Sonoco	93	—	154	247

Total	$993	$1,387	$1,299	$3,679

The net charges for the three months ended June 29, 2008 relate primarily to the announced closures of a paper mill in France, two tube and core plants in Canada, and a molded plastics plant in the United States, as well as costs related to personnel reductions in the tube and core/paper sales organization in Europe which became recognizable upon their communication to the affected employees during the quarter. These costs were partially offset by favorable adjustments to severance-related accruals relating to the closure of a flexible packaging plant in Canada. The net charges for the three months ended July 1, 2007 related primarily to the announced closures of the following: a rigid packaging plant in Germany, rigid packaging production lines in the United Kingdom, a paper mill in France, a tube and core plant in Canada, a flexible packaging plant in Canada, and a molded plastics plant in the United States.
During the three months ended July 1, 2007, the Company recorded non-cash, after-tax offsets in the amount of $33 in order to reflect a minority interest holder’s portion of restructuring costs that were charged to expense.
During the six months ended June 29, 2008 and July 1, 2007, the Company recognized restructuring charges associated with the 2006 Plan of $1,516 and $10,098, respectively, net of adjustments. The following table provides additional details of these net charges:

	Severance	Asset
	and	Impairment/
2006 Plan	Termination	Disposal	Other
Year to Date Charges	Benefits	of Assets	Costs	Total
2008
Tubes and Cores/Paper segment	$772	$20	$657	$1,449
Consumer Packaging segment	(279)	—	202	(77)
All Other Sonoco	4	—	140	144

Total	$497	$20	$999	$1,516

2007
Tubes and Cores/Paper segment	$1,450	$(623)	$1,301	$2,128
Consumer Packaging segment	3,628	2,287	694	6,609
Packaging Services segment	451	—	—	451
All Other Sonoco	472	—	438	910

Total	$6,001	$1,664	$2,433	$10,098

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The net charges for the six months ended June 29, 2008 and July 1, 2007, relate primarily to the same announced closures as discussed above for the three months ended June 29, 2008 and July 1, 2007.
During the six months ended July 1, 2007, the Company recorded non-cash, after-tax offsets in the amount of $43 in order to reflect a minority interest holder’s portion of restructuring costs that were charged to expense.
The following table sets forth the activity in the 2006 Plan restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

	Severance	Asset
2006 Plan	and	Impairment/
Accrual Activity	Termination	Disposal	Other
2008 Year to Date	Benefits	of Assets	Costs	Total
Liability, December 31, 2007	$3,517	$—	$470	$3,987
New charges	735	20	1,048	1,803
Cash payments	(2,970)	—	(916)	(3,886)
Asset impairment (noncash)	—	(20)	—	(20)
Foreign currency translation	22	—	(1)	21
Adjustments	(239)	—	(48)	(287)

Liability, June 29, 2008	$1,065	$—	$553	$1,618

Other exit costs consist primarily of building lease termination charges and other miscellaneous exit costs.
The Company expects to pay the majority of the remaining 2006 Plan restructuring costs by the end of 2008 using cash generated from operations.
The 2003 Plan
In August 2003, the Company announced general plans to reduce its overall cost structure by $54,000 pretax by realigning and centralizing a number of staff functions and eliminating excess plant capacity. Pursuant to these plans, the Company completed 22 plant closings and reduced its workforce by approximately 1,120 employees. As of June 29, 2008, the Company had incurred cumulative charges, net of adjustments, of $103,145 pretax associated with these activities.
During the three months ended June 29, 2008 and July 1, 2007, the Company recognized restructuring charges/(credits) associated with the 2003 Plan of $270 and $(390), respectively, net of adjustments. The 2008 charges consisted primarily of other exit costs in the tubes and cores/paper segment relating to the termination of a building lease in the United Kingdom. The prior year’s net credit resulted from a gain on the sale of a building and tract of land related to the Company’s paper mill in Downingtown, Pennsylvania, which was closed in 2005. The gain exceeded other exit costs incurred during the period associated with this paper mill and a tube and core plant in the United States.
During the six months ended June 29, 2008 and July 1, 2007, the Company recognized restructuring charges/(credits) associated with the 2003 Plan of $407 and $(3), respectively, net of adjustments. The 2008 charges consisted of $525 of other exit costs in the tubes and cores/paper segment partially offset by a $(99) adjustment to severance benefits and an adjustment to other exit costs in All Other Sonoco of $(19). The prior year’s net credit resulted from the aforementioned gain on the Downingtown property exceeding the cost of severance and other exit activities incurred in connection with the closure of that facility and a tube and core plant in the United States. The net charges for the first six months of both 2008 and 2007 relate primarily to the termination of a building lease in the United Kingdom and the closure of a tube and core plant and a paper mill in the United States.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The following table sets forth the activity in the 2003 Plan restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

	Severance	Asset
2003 Plan	and	Impairment/	`
Accrual Activity	Termination	Disposal	Other
2008 Year to Date	Benefits	of Assets	Costs	Total
Liability, December 31, 2007	$172	$—	$2,717	$2,889
New charges	—	—	525	525
Cash payments	(62)	—	(1,095)	(1,157)
Foreign currency translation	9	—	(16)	(7)
Adjustments	(99)	—	(19)	(118)

Liability, June 29, 2008	$20	$—	$2,112	$2,132

The 2003 Plan is substantially complete. The Company expects to recognize future pre-tax charges of approximately $500 associated with the 2003 Plan. These costs are expected to consist of other exit costs, primarily building lease termination charges and other miscellaneous exit costs, within the Tubes and Cores/Paper segment. The majority of the remaining 2003 Plan restructuring costs, with the exception of certain building lease termination expenses, will be paid during 2008, using cash generated from operations.
Note 5: Financial Asset Impairment
As a result of the 2003 sale of the High Density Film business, the Company received a preferred equity interest in the buyer and a subordinated note receivable due in 2013 as a portion of the selling price. The Company’s year-end 2007 financial review of the buyer indicated that collectibility was probable. However, based on updated information provided by the buyer late in the first quarter of 2008, the Company concluded that neither the collection of its subordinated note receivable nor redemption of its preferred equity interest was probable, and that their value was likely zero. Accordingly, the Company fully reserved these items in the first quarter of 2008, recording a charge totaling $42,651 pretax ($30,981 after tax). Both the preferred equity interest and the subordinated note receivable had been included in “Other Assets” in the Company’s Condensed Consolidated Balance Sheets. On May 6, 2008, the buyer filed a petition for relief under Chapter 11 with the United States Bankruptcy Court for the District of Delaware that included a plan of reorganization, which was subsequently approved by the court June 26, 2008. As part of the plan of reorganization, the Company’s preferred equity interest and its subordinated note receivable were extinguished.
Note 6: Comprehensive Income
The following table reconciles net income to comprehensive income:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
Net income	$57,986	$42,351	$71,245	$95,455
Other comprehensive income:
Foreign currency translation adjustments	8,236	24,647	22,576	35,591
Changes in defined benefit plans, net of income tax	3,726	2,721	5,133	5,152
Changes in derivative financial instruments, net of income tax	6,122	(2,462)	12,711	1,859

Comprehensive income	$76,070	$67,257	$111,665	$138,057

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable, for the six months ended June 29, 2008:

	Foreign			Accumulated
	Currency	Defined	Derivative	Other
	Translation	Benefit	Financial	Comprehensive
	Adjustments	Plans	Instruments	Loss
Balance at December 31, 2007	$72,819	$(178,658)	$(1,535)	$(107,374)
Year-to-date change	22,576	5,133	12,711	40,420

Balance at June 29, 2008	$95,395	$(173,525)	$11,176	$(66,954)

At June 29, 2008, the Company had commodity swaps outstanding to fix the costs of a portion of raw materials and energy. These swaps, which have maturities ranging from July 2008 to December 2010, qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related amendments. The amounts included in accumulated other comprehensive loss related to these commodity swaps was a favorable position of $17,781 ($11,176 after tax) at June 29, 2008, and an unfavorable position of $2,395 ($1,535 after tax) at December 31, 2007.
The tax effect on Derivative Financial Instruments in the three and six-month periods ended June 29, 2008, was $(3,596) and $(7,465), respectively. The cumulative tax effect of Derivative Financial Instruments was $(6,605) and $860, at June 29, 2008 and December 31, 2007, respectively.
The tax effect on Defined Benefit Plans in the three and six-months ended June 29, 2008, was $(849) and $(1,689), respectively. The cumulative tax benefit of the Defined Benefit Plans was $101,116 at June 29, 2008, and $102,805 at December 31, 2007.
Note 7: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill for the six months ended June 29, 2008 is as follows:

	Tubes and
	Cores	Consumer	Packaging
	/Paper	Packaging	Services	All Other
	Segment	Segment	Segment	Sonoco	Total
Balance as of December 31, 2007	$245,130	$366,223	$151,000	$65,995	$828,348
Goodwill on 2008 acquisitions	179	—	—	—	179
Adjustments	76	1,268	—	(11)	1,333
Foreign currency translation	6,625	(3,228)	(12)	120	3,505

Balance as of June 29, 2008	$252,010	$364,263	$150,988	$66,104	$833,365

Adjustments to goodwill consist of the following: charges totaling $1,038 incurred in connection with the closures of two plants that were part of the fourth quarter 2007 acquisition of the fiber and plastic container business of Caraustar Industries, Inc.; a tax adjustment of $230 associated with the second quarter 2007 acquisition of Matrix Packaging, LLC; and $65 of other purchase price adjustments relating to 2007 acquisitions.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Other Intangible Assets
A summary of other intangible assets as of June 29, 2008 and December 31, 2007 is as follows:

	June 29,	December 31,
	2008	2007

Amortizable intangibles – Gross cost
Patents	$3,515	$3,360
Customer lists	167,779	161,805
Land use rights	7,774	7,315
Supply agreements	1,000	1,000
Other	11,120	11,032

Total gross cost	$191,188	$184,512

Total accumulated amortization	$(52,486)	$(45,076)

Net amortizable intangibles	$138,702	$139,436

Other intangible assets are amortized, usually on a straight-line basis, over their respective useful lives, which generally range from three to twenty years. Aggregate amortization expense was $3,510 and $2,485 for the three months ended June 29, 2008 and July 1, 2007, respectively, and $6,962 and $5,037 for the six months ended June 29, 2008 and July 1, 2007, respectively. Amortization expense on other intangible assets is expected to approximate $13,600 in 2008, $13,100 in 2009, $13,000 in 2010, $12,800 in 2011 and $12,600 in 2012.
The Company recorded $4,890 of identifiable intangibles in connection with 2008 business acquisitions, all of which related to customer lists that will be amortized over a period of 15 years. In addition, the Company acquired various patents in the first half of 2008 for a total cost of $155.
Note 8: Fair Value Measurements
Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157) was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. Applicable provisions of FAS 157 were adopted by the Company effective January 1, 2008, including the disclosures presented below.
The following table sets forth information regarding the Company’s financial assets and financial liabilities that are measured at fair value, except for pension assets which are currently excluded from the disclosure requirements of FAS 157. The Company does not currently have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
		Quoted Market
		Prices in Active	Significant
		Market for	Other	Significant
		Identical	Observable	Unobservable
		Assets/Liabilities	Inputs	Inputs
Description	June 29, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives	$19,560	$—	$19,560	$—
Deferred Compensation
Plan Assets	$2,072	$2,072	$—	$—

Liabilities:
Derivatives	$144	$—	$144	$—

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The Company uses derivatives from time to time to mitigate the effect of raw material and energy cost fluctuations, foreign currency fluctuations and interest rate movements. The Company records qualifying derivatives in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), and related amendments. Fair value measurements for the Company’s derivatives, which at June 29, 2008, consisted primarily of natural gas swaps entered into for hedging purposes and foreign currency swaps for which hedge accounting has not been applied, are classified under Level 2 because such measurements are determined using published market prices or estimated based on observable inputs such as interest rates, yield curves, spot and future commodity prices and spot and future exchange rates.
Certain deferred compensation plan liabilities are funded and the assets invested in various exchange traded mutual funds. These assets are measured using quoted prices in accessible active markets for identical assets.
None of the Company’s financial assets or liabilities currently covered by the disclosure provisions of FAS 157 are measured at fair value using significant unobservable inputs.
Note 9: Dividend Declarations
On April 16, 2008, the Board of Directors declared a regular quarterly dividend of $0.27 per share. This dividend was paid June 10, 2008 to all shareholders of record as of May 16, 2008.
On July 16, 2008, the Board of Directors declared a regular quarterly dividend of $0.27 per share. This dividend is payable September 10, 2008 to all shareholders of record as of August 15, 2008.
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
The components of net periodic benefit cost include the following:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
Retirement Plans
Service cost	$6,546	$7,220	$13,069	$14,427
Interest cost	18,914	17,410	37,710	34,734
Expected return on plan assets	(22,586)	(21,993)	(45,024)	(43,885)
Amortization of net transition obligation	58	58	123	116
Amortization of prior service cost	398	484	961	966
Amortization of net actuarial loss	3,530	5,275	7,179	10,527
Effect of curtailment loss	2,289	—	2,289	—
Effect of settlement loss	297	—	297	—

Net periodic benefit cost	$9,446	$8,454	$16,604	$16,885

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
Retiree Health and Life Insurance Plans
Service cost	$516	$612	$1,028	$1,224
Interest cost	1,127	1,234	2,244	2,468
Expected return on plan assets	(481)	(521)	(956)	(1,042)
Amortization of prior service credit	(2,593)	(2,426)	(5,159)	(4,852)
Amortization of net actuarial loss	776	1,143	1,543	2,286

Net periodic benefit (income) cost	$(655)	$42	$(1,300)	$84

During the second quarter of 2008 the Company recognized a $2,289 curtailment loss associated with the planned closure of a paper mill in Montreal, Quebec. This charge is included in the caption “Restructuring/Asset impairment charges” in the Condensed Consolidated Statements of Income.
During the six months ended June 29, 2008, the Company made contributions of $5,219 to its retirement and retiree health and life insurance plans. The Company anticipates that it will make additional contributions of approximately $4,900 in 2008. The Company also contributed $3,737 to the SIRP during this same six-month period. No additional contributions are expected during the remainder of 2008.
Note 11: Income Taxes
The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. There have been no significant changes in the Company’s liability for uncertain tax positions since December 31, 2007.
The Company’s effective tax rate for the three and six month periods ending June 29, 2008, was 26.0% and 29.5%, respectively. The rate for the second quarter varied from the U.S. statutory rate primarily due to a tax benefit associated with a change in Italian tax law and the favorable effect of international operations that are subject to tax rates generally lower than the U.S. rate. The year-to-date rate varied from the U.S. statutory rate due to these same factors as well as a valuation allowance recorded against the capital loss carryovers created by the impairment of certain financial assets in the first quarter of 2008 (see Note 5) and certain restructuring charges for which tax benefits cannot be recognized.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or non-U.S. income tax examinations by tax authorities for years before 2004. With respect to state and local income taxes, the Company is no longer subject to examination prior to 2002, with few exceptions.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Note 12: New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (FAS 158). The Company has complied with those provisions of FAS 158 which became effective on December 31, 2006, and as such has recognized the funded status of its defined benefit plans. The measurement date provision of FAS 158 becomes effective for the Company beginning with its December 31, 2008 balance sheet. This provision requires the Company to measure the funded status of its plans at the Company’s fiscal year end. Because the Company currently uses December 31 as the measurement date for most of its plans, including its major U.S.-based plans, this change will not have a material effect on the Company’s financial statements.
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
In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities” which requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008. As described above, the application of this standard will impact the Company’s disclosure of its derivative instruments and hedging activities.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this FSP is not expected to have a significant impact on Sonoco’s financial statements.
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this FSP is not expected to have an effect on the Company’s financial reporting.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
FINANCIAL SEGMENT INFORMATION

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
Net Sales:
Consumer Packaging	$398,160	$348,500	$785,530	$681,705
Tubes and Cores/Paper	455,417	429,040	891,604	834,615
Packaging Services	138,095	121,580	262,526	245,343
All Other Sonoco	94,895	95,311	184,903	188,447

Consolidated	$1,086,567	$994,431	$2,124,563	$1,950,110

Intersegment Sales:
Consumer Packaging	$777	$882	$1,169	$1,627
Tubes and Cores/Paper	25,651	24,225	50,156	46,539
Packaging Services	—	174	91	324
All Other Sonoco	10,576	10,721	21,805	21,078

Consolidated	$37,004	$36,002	$73,221	$69,568

Income Before Income Taxes:
Operating Profit
Consumer Packaging	$32,490	$22,516	$68,767	$52,085
Tubes and Cores/Paper	40,045	22,954	74,609	63,697
Packaging Services	8,892	11,460	14,871	22,945
All Other Sonoco	12,353	13,320	23,786	27,002
Restructuring/Asset impairment charges	(10,770)	(3,289)	(72,308)	(10,095)
Interest, net	(12,097)	(12,760)	(25,325)	(24,248)

Consolidated	$70,913	$54,201	$84,400	$131,386

Note 14: Commitments and Contingencies
The Company is a party to various legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. The Company is also currently a defendant in a purported class action by persons who bought Company stock between February 7, 2007 and September 18, 2007. That suit alleges that the market price of the stock had been inflated by allegedly false and misleading earnings projections published by the Company. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings. Some of these exposures have the potential to be material. Information with respect to these and other exposures appears in Part I – Item 3 – “Legal Proceedings” and Part II – Item 8 – “Financial Statements and Supplementary Data” (Note 13 — “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and in Part II – Item 1 – “Legal Proceedings” of this report. The Company cannot currently estimate the final outcome of many of the items described or the ultimate amount of potential losses.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Environmental Matters
During the fourth quarter of 2005, the U. S. Environmental Protection Agency (EPA) notified U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, that U.S. Mills and NCR Corporation (NCR), an unrelated party, would be jointly held responsible to undertake a program to remove and dispose of certain PCB-contaminated sediments at a particular site on the lower Fox River in Wisconsin (the “Site”) which is now labeled by EPA as Phase 1. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation, which the Company currently estimates to be between $29,900 and $39,100 for the Site project as a whole. The Company has expensed a total of $17,650 for its estimated share of the total cleanup cost. Of the total expensed, $12,500 was recorded in 2005, and $5,150 was recorded in 2007. Through June 29, 2008, a total of $9,591 has been spent on remediation of the Site. The remaining accrual of $8,059 represents the Company’s best estimate of what it is likely to pay to complete the Site project. However, the actual costs associated with cleanup of this particular site are dependent upon many factors and it is reasonably possible that remediation costs could be higher than the current estimate of project costs. The Company acquired U.S. Mills in 2001, and the alleged contamination predates the acquisition.
In February 2007, the EPA and Wisconsin Department of Natural Resources (WDNR) issued a general notice of potential liability under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and a request to participate in remedial action implementation negotiations relating to a stretch of the lower Fox River, including the bay at Green Bay, (Operating Units 2 – 5) to eight potentially responsible parties, including U.S. Mills. Operating Units 2 – 5 include but also comprise a vastly larger area than the Site. Although it has not accepted any liability, U.S. Mills is reviewing this information and discussing possible remediation scenarios, and the possible allocation of responsibility therefor, with other potentially responsible parties. On April 9, 2007, U.S. Mills, in conjunction with other potentially responsible parties, presented to the EPA and the WDNR a proposed schedule to mediate the allocation issues among eight potentially responsible parties, including U.S. Mills. Non-binding mediation began in May 2007 and continued as bilateral/multilateral negotiations. To date, no agreement among the parties has occurred. NCR and Appleton Papers, Inc. sued a number of the mediation parties and other potentially responsible parties, and included U.S. Mills in June 2008. Their suit seeks recovery of costs previously incurred, including natural resource damages, and an allocation among all the parties of the total cost of remediation. U.S. Mills is vigorously defending the suit against it.
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
As of June 29, 2008, U.S. Mills had accrued a total of $60,825 for potential liabilities associated with the Fox River contamination (not including amounts accrued for remediation at the Site). That amount represents the minimum of the range of probable loss that can be reasonably estimated based on information available through the date of this report. The accrual had been $35,000 and $20,000 at March 30, 2008 and December 31, 2007, respectively. In two separate actions during the first six months of 2008, U.S. Mills increased its estimate of the minimum amount of potential loss it believes it is likely to incur for all Fox River related liabilities (other than the Site) from $20,000 to $60,825. Accordingly, U.S. Mills recognized additional pre-tax charges of $40,825 in 2008 ($15,000 in the first quarter, followed by $25,825 in the second quarter) for such potential liabilities. Also during the first six months of 2008, settlements totaling $40,825 were reached on certain of the insurance policies covering the Fox River contamination. The recognition of these insurance settlements effectively offset the impact to quarterly earnings of the additional charges in both the first and second quarters of 2008. Nevertheless, U.S. Mills’ ultimate share of the liability, and any claims against the Company, could

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
conceivably exceed the net worth of U.S. Mills. However, the Company does not believe it is probable that the effect of U.S. Mills’ Fox River liabilities would result in a consolidated pre-tax loss that would exceed the net worth of U.S. Mills, which was approximately $75,000 at June 29, 2008.
The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time.
As of June 29, 2008 and December 31, 2007, the Company (and its subsidiaries) had accrued $71,795 and $31,058, respectively, related to environmental contingencies. Of these, a total of $68,884 and $28,996 relate to U.S. Mills at June 29, 2008 and December 31, 2007, respectively. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. As discussed above, U.S. Mills also recognized a $40,825 benefit from settlements reached on certain insurance policies covering the Fox River contamination in the first six months of 2008. Of this total, cash of $4,500 was received in March 2008 with an additional $10,500 received in April 2008. Receipt of the remainder is expected during the third quarter of 2008. U.S. Mills’ two remaining insurance carriers are in liquidation. It is possible that U.S. Mills may recover from these carriers a small portion of the costs it ultimately incurs. U.S. Mills may also be able to reallocate some of the costs it incurs among other parties. There can be no assurance that such claims for recovery would be successful and no amounts have been recognized in the consolidated financial statements of the Company for such potential recovery or reallocation.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Directors of Sonoco Products Company:
We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of June 29, 2008, and the related condensed consolidated statements of income for the three month and six-month periods ended June 29, 2008 and July 1, 2007 and the condensed consolidated statements of cash flows for the six-month periods ended June 29, 2008 and July 1, 2007. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 28, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/PricewaterhouseCoopers LLP
Charlotte, North Carolina
July 30, 2008

SONOCO PRODUCTS COMPANY
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Statements included in this report that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The words “estimate,” “project,” “intend,” “expect,” “believe,” “consider,” “plan,” “anticipate,” “objective,” “goal,” “guidance,” “outlook,” “forecasts” and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to statements regarding offsetting high raw material costs; improved productivity and cost containment; adequacy of income tax provisions; refinancing of debt; adequacy of cash flows; anticipated amounts and uses of cash flows; effects of acquisitions and dispositions; adequacy of provisions for environmental liabilities; financial strategies and the results expected from them; continued payments of dividends; stock repurchases; and producing improvements in earnings. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, expectations, beliefs, plans, strategies and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, without limitation:
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
Sonoco competes in multiple product categories with the majority of its operations organized and reported in three segments: Consumer Packaging, Tubes and Cores/Paper and Packaging Services. Various other operations are reported as “All Other Sonoco.” The majority of the Company’s revenues are from products and services sold to consumer and industrial products companies to be used in the packaging of their products for sale or shipment. The Company also manufactures paperboard, primarily from recycled materials, for both internal use and open market sale. Each of the Company’s operating units has its own sales staff and maintains direct sales relationships with its customers.
Second Quarter 2008 Compared with Second Quarter 2007
RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended June 29, 2008 versus the three months ended July 1, 2007.
OVERVIEW
Net income for the second quarter of 2008 was $58.0 million, up from the $42.4 million reported for the same period in 2007. 2008 earnings were affected by a $4.6 million after-tax charge stemming from previously announced plant closings, while 2007 results included similar charges totaling $2.8 million after tax. Prior year second quarter earnings were also unfavorably affected by an $11.8 million after-tax charge related to an environmental claim at a subsidiary’s paper operations in Wisconsin. Although results for the second quarter of 2008 also included an after-tax charge of $15.3 million related to this same environmental claim, the charge was effectively offset by the recognition of income arising from insurance settlements related to this claim.
Current quarter gross profit margin fell to 17.9%, compared with 19.1% in 2007. The inability of selling price increases to offset the effect of global raw material inflation and rising energy and freight costs was the major contributor to the margin decline. A decline in sales volume, resulting partially from slowing economic activity also contributed to the margin decline, while improved productivity and purchasing initiatives were able to offset the effect of inflation on converting costs.
OPERATING REVENUE
Net sales for the second quarter of 2008 were $1,087 million, compared to $994 million for the second quarter of 2007, an increase of $93 million.
The components of the sales change were:

($ in millions)

Acquisitions/Divestitures	$27
Foreign Currency Translation	45
Selling Prices	25
Volume	(4)

Total Sales Increase	$93

Selling prices throughout most of the Company were higher than in second quarter 2007, reflecting price increases implemented over the past year to offset the higher costs of materials, energy and freight. Company-wide volume was less than 1% below second quarter 2007 levels, with declines in North American tubes and cores and wire and cable reels being substantially offset by increases in packaging services and consumer packaging. The 2007 acquisition of Matrix Packaging Inc. in the Consumer Packaging segment accounted for the majority of the effect of acquisitions on net sales.

SONOCO PRODUCTS COMPANY
COSTS AND EXPENSES
Charges in connection with restructuring actions totaled $10.8 million and $3.3 million for the second quarters of 2008 and 2007, respectively. Of the $10.8 million charged to expense during the second quarter of 2008, the Company also recorded non-cash, after-tax offsets in the amount of $1.8 million in order to reflect a minority interest holder’s portion of restructuring costs. Additional information regarding restructuring actions is provided in Note 4 to the Consolidated Financial Statements. None of these charges are allocated to the reporting segments. In addition, results for the second quarter of 2007 included a charge of $20 million related to an environmental claim at a subsidiary’s paper operations in Wisconsin.
Operating costs were negatively affected by increasing market prices for raw materials, energy and freight, which, as previously noted, exceeded year-over-year selling price increases. Manufacturing productivity improvements were able to offset higher labor and other converting costs and lower volume.
Net interest expense for the second quarter of 2008 decreased to $12.1 million, compared with $12.8 million during the same period of 2007. This decrease was due to reduced debt levels and lower interest rates, partially offset by reduced interest income.
The effective tax rate for the Company for the second quarter of 2008 was 26.0 percent, compared with 27.7 percent in the same period in 2007. Tax expense in the second quarter of 2008 included a tax benefit of $4.4 million associated with a tax law change in Italy. The effective tax rate for both periods reflect the favorable impact of improved European results where tax rates are generally lower than the United States.
REPORTABLE SEGMENTS
The following table recaps net sales for the second quarters of 2008 and 2007:

	Three Months Ended
	June 29, 2008	July 1, 2007
Net Sales:
Consumer Packaging	$398,160	$348,500
Tubes and Cores/ Paper	455,417	429,040
Packaging Services	138,095	121,580
All Other Sonoco	94,895	95,311

Consolidated	$1,086,567	$994,431

Consolidated operating profits, also referred to as “Income before income taxes” on the Consolidated Statements of Income, are comprised of the following:

	Three Months Ended
	June 29, 2008	July 1, 2007
Income before income taxes:
Segment Operating Profit
Consumer Packaging	$32,490	$22,516
Tubes and Cores/ Paper	40,045	22,954
Packaging Services	8,892	11,460
All Other Sonoco	12,353	13,320
Restructuring & Impairment Charges	(10,770)	(3,289)
Interest, net	(12,097)	(12,760)

Consolidated	$70,913	$54,201

Segment results are used by Company management to evaluate segment performance and do not include restructuring, impairment and net interest charges. Accordingly, the term “segment operating profit” is defined as the segment’s portion of “Income before income taxes” excluding those items. All other general corporate expenses have been allocated as operating costs to each of the Company’s reportable segments and All Other Sonoco.

SONOCO PRODUCTS COMPANY
Consumer Packaging
Sonoco’s Consumer Packaging segment includes the following products: round and shaped rigid packaging (both composite and plastic); printed flexible packaging; and metal and peelable membrane ends and closures.
Second quarter 2008 sales increased $50 million, or 14%, in the segment compared with the second quarter of 2007. Acquisitions, net of a reduction from the partial exit of the composite can business in Europe, increased second quarter sales in this segment by nearly $28 million over the same period last year. In addition, favorable foreign currency translation and higher selling prices, primarily for rigid packaging, contributed to the sales increase. Overall segment volume was slightly favorable compared to 2007 levels, as increases in flexible packaging and North American rigid paper and plastic were nearly offset by lower volume in rigid packaging in Europe and ends and closures in Brazil.
Segment operating profit was up 44% in the second quarter, primarily due to productivity improvements resulting from the resolution of operational issues experienced last year in flexible packaging and an improved mix of business attributable in part to the closing of a metal ends plant in Brazil and the transfer of some of this business to the United States at a higher margin. Higher selling prices were able to offset inflation in material, energy and freight costs. The net effect of acquisitions and divestitures was not significant during the quarter as profits from the acquisition of Matrix Packaging, LLC were largely offset by the partial exit of the composite can business in Europe.
Tubes and Cores/Paper
The Tubes and Cores/Paper segment includes the following products: high-performance paper and composite paperboard tubes and cores; fiber-based construction tubes and forms; recycled paperboard, linerboard, recovered paper and other recycled materials.
Second quarter 2008 sales for the segment were up $26 million, or 6%, compared with the same period in 2007, gaining from higher selling prices throughout the segment and the favorable effect of foreign currency translation. Partially offsetting these favorable factors was the effect of lower volume in most global tube, core and paper markets and the Company’s closure of its paper operations in China. The lower volume in tubes and cores is primarily due to the slowing economy and the loss of business resulting from customers’ paper mill closures in North America.
Segment operating profit showed an increase of $17.1 million due to the $20 million charge taken for environmental reserves during the second quarter of 2007. The $2.9 million decline in segment operating profit excluding this item is attributable to lower volumes partially offset by productivity improvements and selling price increases that were unable to fully offset higher raw material, energy and freight costs.
Packaging Services
The Packaging Services segment includes the following products and services: designing, manufacturing, assembling, packing and distributing temporary, semipermanent and permanent point-of-purchase displays; brand artwork management; and supply chain management services including contract packing, fulfillment and scalable service centers.
Second quarter 2008 sales for the segment increased 14% or $17 million, from second quarter 2007 levels, benefiting from favorable foreign currency translation and increased contract packing volume. Lower volume and sales prices for point-of-purchase displays, both down as a result of the unfavorable outcome of 2007 competitive bidding activity with a major customer, partially offset these favorable factors.
Segment operating profit declined nearly 22% in the second quarter, compared with the same period in 2007. The primary cause of this drop was lower prices and volume in point-of-purchase displays as noted above. These price and volume reductions, most of which went into effect in the third quarter of 2007, were partially offset by reduced selling and administrative expenses. The increased contract packing volume had a minimal impact on segment profitability due to the pass-through nature of these sales.

SONOCO PRODUCTS COMPANY
All Other Sonoco
All Other Sonoco includes businesses that are not aggregated in a reportable segment and include the following products: wooden, metal and composite wire and cable reels, molded and extruded plastics, custom-designed protective packaging and paper amenities such as coasters and glass covers.
Second quarter 2008 sales in All Other Sonoco declined slightly from the same period in 2007. Lower volumes in wire and cable reels and molded plastics, primarily as a result of the slow housing market, were the major factors in the sales decline, but were mostly offset by increased selling prices, the effect of an acquisition in molded plastics and favorable foreign currency translation.
Operating profit for the second quarter was down 7% from the same period in 2007, due to lower volumes and an unfavorable shift in the mix of business, partially offset by productivity improvements. Increased selling prices were more than offset by higher costs of materials, freight and energy.
Six Months Ended June 29, 2008 Compared with Six Months Ended July 1, 2007
RESULTS OF OPERATIONS
The following discussion provides a review of results for the six months ended June 29, 2008 versus the six months ended July 1, 2007.
OVERVIEW
Net income for the first two quarters of 2008 was $71.2 million, a decrease of approximately 25% when compared to $95.5 million for the same period in 2007. Current year results were significantly affected by a $31.0 million after-tax non-cash impairment charge for the Company’s remaining financial interest related to the 2003 sale of its high density film business. In addition, current year-to-date results include after-tax restructuring charges of $14.4 million. Prior year results included $11.8 million of after-tax charges related to an environmental claim at a subsidiary’s paper operations and $7.6 million of after-tax restructuring charges. Although results for 2008 also included an after-tax charge of $15.3 million related to this same environmental claim, the charge was effectively offset by the recognition of income arising from insurance settlements related to this claim.
While gross profit increased slightly more than 1% year over year, sales increased by nearly 9%, resulting in a decline in the gross profit margin to 17.9%, compared with 19.2% in 2007. The year-over-year increases in material costs, energy and freight were only partially offset by higher average selling prices, while productivity improvements were able to offset volume declines and increased converting costs.
OPERATING REVENUE
Net sales for the first two quarters of 2008 were $2,125 million, compared to $1,950 million for the same period of 2007, an increase of $175 million or 9%.
The components of the sales change were:

($ in millions)

Acquisitions/Divestitures	$64
Foreign Currency Translation	93
Selling Prices	59
Volume	(41)

Total Sales Increase	$175

The increase from selling prices reflects adjustments implemented over the past year to offset higher costs of material, energy and freight. The May 2007 acquisition of Matrix Packaging, Inc., accounted for the majority of the effect of acquisitions on net sales. Volume throughout most of the company was down year over year, with the exception of contract packing in the Packaging Services segment, which experienced a $15 million increase.

SONOCO PRODUCTS COMPANY
COSTS AND EXPENSES
During the first six months of 2008, the Company incurred a non-cash impairment charge of $42.7 million for the Company’s remaining financial interest related to the 2003 sale of its high density film business. Restructuring related charges totaled $29.7 million and $10.1 million for the first six months of 2008 and 2007, respectively. Additional information regarding restructuring actions is provided in Note 4 to the Consolidated Financial Statements. None of these charges are allocated to the reporting segments. In addition, 2007 results included a charge of $20 million related to an environmental claim at a subsidiary’s paper operations in Wisconsin.
Current year operating expenses were significantly affected by the rising cost of raw materials, primarily old corrugated containers, in addition to energy and freight. Manufacturing productivity improvements were able to partially offset the effect of lower volume, an unfavorable change in the mix of business and increased converting costs.
Net interest expense for the first two quarters of 2008 increased to $25.3 million, compared with $24.2 million during the same period of 2007. The increase was due primarily to a reduction of interest income associated with the impairment of financial assets recorded in the first quarter of 2008. As a result of the impairments, the Company ceased accruing interest income on these instruments, accounting for approximately $1.0 million of the year-over-year increase in net interest expense.
The effective tax rate for the first six months of 2008 was 29.5% compared with 31.6% for the same period last year. Tax expense in 2008 included the favorable effect of a tax law change in Italy, the unfavorable effects of a valuation allowance recorded against capital loss carryovers created by the impairment of financial assets discussed above, and certain restructuring charges for which tax benefits could not be recognized. The effective tax rates for both periods reflect the favorable impact of improved European results where tax rates are generally lower than the United States.
REPORTABLE SEGMENTS
The following table recaps net sales for the first two quarters of 2008 and 2007:

	Six Months Ended
	June 29, 2008	July 1, 2007
Net Sales:
Consumer Packaging	$785,530	$681,705
Tubes and Cores/ Paper	891,604	834,615
Packaging Services	262,526	245,343
All Other Sonoco	184,903	188,447

Consolidated	$2,124,563	$1,950,110

Consolidated operating profits, which are referred to as “Income before income taxes” on the Consolidated Statements of Income, are comprised of the following:

	Six Months Ended
	June 29, 2008	July 1, 2007
Income before income taxes:
Segment Operating Profit
Consumer Packaging	$68,767	$52,085
Tubes and Cores/ Paper	74,609	63,697
Packaging Services	14,871	22,945
All Other Sonoco	23,786	27,002
Restructuring & Impairment Charges	(72,308)	(10,095)
Interest, net	(25,325)	(24,248)

Consolidated	$84,400	$131,386

SONOCO PRODUCTS COMPANY
Consumer Packaging
Sales in the Consumer Packaging segment increased approximately $104 million, or 15%, from last year’s first six months. This increase was due primarily to acquisitions, which, net of dispositions, accounted for $69 million of the improvement. In addition, selling price increases throughout the segment and the favorable effect of foreign currency translation contributed to the higher sales. Excluding the effect of acquisitions, year-to-date volume decreased slightly less than 1% as declines in ends and closures and flexible packaging were nearly offset by higher sales of rigid paper and plastic containers.
Segment operating profit increased approximately 32% due to productivity improvements resulting from the resolution of operational issues experienced last year in flexible packaging, an improved mix of business attributable in part to the closing of a metal ends plant in Brazil and the related transfer of certain business to the United States at a higher margin, and the effect of acquisitions. Selling price increases were able to largely offset the higher cost of raw materials, energy and freight, while the favorable effect of foreign currency translation was able only to partially offset the effects of declining volume and higher converting costs.
Tubes and Cores/Paper

Sales in the Tubes and Cores/Paper segment increased approximately $57 million, or 7%, from 2007 levels. This increase resulted from higher selling prices throughout the segment and favorable foreign currency translation, partially offset by lower volume from a slower economy, the closure of several customers’ paper mills in North America, and the effect of plant closures in China.
Segment operating profit showed an increase of nearly $11 million as prior year results included a $20 million charge for environmental reserves. Manufacturing productivity improvements, along with the effect of favorable foreign currency translation also contributed to the rise in segmental operating profit. These factors were partially offset by lower volume throughout the segment and an unfavorable shift in the mix of business. In addition, selling price increases were not able to compensate for higher costs of material, energy and freight.
Packaging Services
Sales during the first six months of 2008 in the Packaging Services segment increased approximately $17 million, or 7%, from 2007’s levels. Sales in the segment benefited from higher contract packing volume along with the favorable effect of foreign currency translation. These factors were partially offset by lower volume and prices in point-of-purchase displays, both down as a result of the unfavorable outcome of 2007 competitive bidding activity with a major customer.
The lower volume and prices in point-of-purchase displays were the primary drivers of a 35% decline in segment operating profit. Because contract packing services are performed on a cost pass-through basis, the volume increase did not have a significant impact on operating profits.
All Other Sonoco
Sales in All Other Sonoco decreased approximately $4 million, or 2% from the first two quarters of 2007. Volume declines, primarily in wire and cable reels and molded plastics resulting from a slow housing market, more than offset selling price increases and favorable foreign currency translation.
Operating profit decreased 12% as a result of the volume decline along with an unfavorable shift in the mix of business. Productivity improvements in protective packaging, wire and cable reels and molded and extruded plastics partially offset these negative factors. Selling price increases were able to offset higher material, energy and freight costs.
Financial Position, Liquidity and Capital Resources
The Company’s financial position remained strong during the second quarter of 2008. Cash flows from operations totaled $143.9 million in the first six months of 2008, compared with $126.8 million in the same period last year. The year-over-year increase of $17.1 million was primarily the result of higher net income, excluding non-cash asset impairment charges, and cash received from insurance settlements relating to the Fox River environmental issue at the Company’s U.S. Paper Mills Corp. subsidiary. These benefits were partially offset by the relative year-over-year increase in working capital.

SONOCO PRODUCTS COMPANY
Total debt decreased by $23.7 million during the first half of 2008 to $825.9 million at June 29, 2008, as cash generated from operations was used to pay down outstanding borrowings. On January 2, 2008, the Company prepaid its 6.125% industrial revenue bond with $35.1 million of other lower rate borrowings classified as long-term. On April 1, 2008, the Company prepaid its 6.0% industrial revenue bond with $35.0 million of other lower rate borrowings classified as long-term. Outstanding commercial paper, a component of the Company’s long-term debt, amounted to $215.0 million at June 29, 2008.
During the six months ended June 29, 2008, the Company funded capital expenditures of $62.9 million, acquisitions of $5.5 million, and paid dividends of $52.7 million.
Certain assets and liabilities are reported in the Company’s financial statements at fair value, the fluctuation of which can affect the Company’s financial position and results of operations. Items reported by the Company on a recurring basis at fair value include derivative contracts and pension and deferred compensation related assets. The vast majority of these items are valued based either on quoted prices in active and accessible markets or on other observable inputs. Less than five percent of the fair value of the Company’s pension plan assets are measured using unobservable inputs. Fair value measurements are discussed further in Note 8 to the Consolidated Financial Statements.
At June 29, 2008, the Company had commodity swaps outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. These swaps, which have maturities ranging from July 2008 to December 2010, qualify as cash flow hedges under FAS 133. The fair market value of these commodity swaps was a net favorable position of $18.1 million at June 29, 2008, and a net unfavorable position of $2.6 million at December 31, 2007. Natural gas contracts covering an equivalent of 3.6 million MMBtu were outstanding at June 29, 2008.
In addition, at June 29, 2008, the Company had various currency swaps outstanding to fix the exchange rate on certain anticipated foreign currency cash flows. Although placed as an economic hedge, the Company has chosen not to apply hedge accounting to these swaps. The fair value of currency swaps, all of which mature in 2008, was $1.3 million at June 29, 2008.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Information about the Company’s exposure to market risk is discussed under Part I, Item 2 in this report and was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on February 28, 2008. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.
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

SONOCO PRODUCTS COMPANY
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to legal proceedings and other exposures appears in Part I — Item 3 — “Legal Proceedings” and Part II — Item 8 — “Financial Statements and Supplementary Data” (Note 13 - “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and in Part I — Item 1 — “Financial Statements” (Note 14 — “Commitments and Contingencies”) of this report. In April 2006, the United States and the State of Wisconsin (plaintiffs) sued U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, and NCR Corporation (NCR), an unrelated company, to recover certain costs incurred for response activities undertaken regarding the release and threatened release of hazardous substances and specific areas of elevated concentrations of polychlorinated biphenyls in sediments in the Lower Fox River and Green Bay in northeastern Wisconsin (hereinafter the Site). Pursuant to a Consent Decree agreed to by NCR and U.S. Mills as a consequence of the litigation, the Site is to be cleaned up on an expedited basis and NCR and U.S. Mills started removing contaminated sediment in May 2007. The remediation involves removal of sediment from the riverbed, dewatering of the sediment and storage at an offsite landfill. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation, which the Company currently estimates to be between $29.9 million and $39.1 million for the project as a whole. The actual costs associated with cleanup of this particular site are dependent upon many factors and it is reasonably possible that remediation costs could be higher than the current estimate of project costs
In addition to the Site discussed above, as previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2007, U.S. Mills faces additional exposure related to potential natural resource damage and environmental remediation costs for a larger stretch of the lower Fox River, including the bay at Green Bay, which includes the Site discussed above (Operating Units 2 — 5). On April 9, 2007, U.S. Mills, in conjunction with other potentially responsible parties (PRPs), presented to the U.S. Environmental Protection Agency and the Wisconsin Department of Natural Resources a proposed schedule to mediate the allocation issues among eight PRPs, including U.S. Mills. Non-binding mediation began in May 2007 and continued as bilateral/multilateral negotiations although no agreement among the parties occurred. On June 12, 2008, NCR and Appleton Papers, Inc., as plaintiffs, commenced suit in the United States District Court for the Eastern District of Wisconsin (No. 08-CV-0016-WCG) against U.S. Mills, as one of a number of defendants, seeking a declaratory judgment allocating among all the parties the costs and damages associated with the pollution and clean up of the Lower Fox River. The suit also seeks damages from the defendants for amounts already spent by the plaintiffs, including natural resource damages, and future amounts to be spent by all parties with regard to the pollution and cleanup of the Lower Fox River. U.S. Mills plans to vigorously defend the suit.
As of June 29, 2008, U.S. Mills had accrued a total of $60.8 million for potential liabilities associated with the Fox River contamination (not including amounts accrued for remediation at the Site). That amount represents the minimum of the range of probable loss that can be reasonably estimated based on information available through the date of this report. At December 31, 2007, the accrual had been $20.0 million. In two separate actions during the first six months of 2008, U.S. Mills increased its estimate of the minimum amount of potential loss it believes it is likely to incur for all Fox River related liabilities (other than the Site) from $20.0 million to $60.8 million. Accordingly, U.S. Mills recognized additional pre-tax charges of $40.8 million in 2008 ($15.0 million in the first quarter, followed by $25.8 million in the second quarter) for such potential liabilities. Also during the first six months of 2008, settlements totaling $40.8 million were reached on certain of the insurance policies covering the Fox River contamination. The recognition of these insurance settlements effectively offset the impact to quarterly earnings of the additional charges in both the first and second quarters of 2008. Although the Company lacks a reasonable basis for identifying any amount

SONOCO PRODUCTS COMPANY
within the range of possible loss as a better estimate than any other amount, as has previously been disclosed, the upper end of the range may exceed the net worth of U.S. Mills. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $75 million at June 29, 2008.
On July 7, 2008, the Company was served with a complaint filed in the United States District Court for South Carolina by the City of Ann Arbor Employees’ Retirement System, individually and on behalf of others similarly situated. The suit purports to be a class action on behalf of those who purchased the Company’s common stock between February 7, 2007 and September 18, 2007, except officers and directors of the Company. The complaint alleges that the Company issued press releases during the class period that were materially false and misleading because the Company allegedly had no reasonable basis for the earnings projections contained in the press releases, and that such information caused the market price of the Company’s common stock to be artificially inflated. The Complaint also names certain Company officers as defendants and seeks an unspecified amount of damages plus interest and attorneys’ fees. The Company believes that the claims are without merit and intends to vigorously defend itself against the suit.
Item 4. Submission of Matters to a Vote of Security Holders.
Incorporated by reference to Part II, Item 4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008.
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

SONOCO PRODUCTS COMPANY (Registrant)
Date: July 30, 2008	By:	/s/ Charles J. Hupfer
Charles J. Hupfer
Senior Vice President and Chief Financial Officer (principal financial officer)

	By:	/s/ Barry L. Saunders
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