Form 10-Q
period 2008-09-28
SONOCO PRODUCTS CO
filed 2008-10-29
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2008
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
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at October 24, 2008:
Common stock, no par value: 99,727,682

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	September 28,	December 31,
	2008	2007*
Assets
Current Assets
Cash and cash equivalents	$147,476	$70,758
Trade accounts receivable, net of allowances	497,757	488,409
Other receivables	37,342	34,328
Inventories:
Finished and in process	144,602	138,722
Materials and supplies	212,380	204,362
Prepaid expenses	46,424	50,747
Deferred income taxes	49,905	40,353

	1,135,886	1,027,679
Property, Plant and Equipment, Net	1,040,202	1,105,342
Goodwill	818,724	828,348
Other Intangible Assets, Net	133,290	139,436
Other Assets	197,443	239,438

Total Assets	$3,325,545	$3,340,243

Liabilities and Shareholders’ Equity
Current Liabilities
Payable to suppliers	$412,481	$426,138
Accrued expenses and other	317,097	275,133
Notes payable and current portion of long-term debt	39,969	45,199
Accrued taxes	12,240	11,611

	781,787	758,081
Long-Term Debt, Net of Current Portion	746,520	804,339
Pension and Other Postretirement Benefits	180,898	180,509
Deferred Income Taxes	78,113	84,977
Other Liabilities	64,587	70,800
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares
99,728 and 99,431 shares issued and outstanding at September 28, 2008 and December 31, 2007, respectively	7,175	7,175
Capital in excess of stated value	405,091	391,628
Accumulated other comprehensive loss	(135,991)	(107,374)
Retained earnings	1,197,365	1,150,108

Total Shareholders’ Equity	1,473,640	1,441,537

Total Liabilities and Shareholders’ Equity	$3,325,545	$3,340,243

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Net sales	$1,063,250	$1,029,764	$3,187,813	$2,979,874
Cost of sales	878,514	842,485	2,621,994	2,417,357

Gross profit	184,736	187,279	565,819	562,517
Selling, general and administrative expenses	92,989	96,881	292,039	306,390
Restructuring/Asset impairment charges (see Notes 4 and 5)	5,530	17,401	77,838	27,496

Income before interest and income taxes	86,217	72,997	195,942	228,631
Interest expense	12,682	16,188	40,763	45,261
Interest income	(2,053)	(2,134)	(4,809)	(6,959)

Income before income taxes	75,588	58,943	159,988	190,329
Provision for income taxes	21,807	(2,029)	46,671	39,541

Income before equity in earnings of affiliates/minority interest in subsidiaries	53,781	60,972	113,317	150,788
Equity in earnings of affiliates/minority interest in subsidiaries, net of tax	3,570	3,561	15,279	9,200

Net income	$57,351	$64,533	$128,596	$159,988

Weighted average common shares outstanding:
Basic	100,371	100,775	100,262	100,831

Diluted	101,292	101,859	101,060	102,243

Per common share:
Net income:
Basic	$0.57	$0.64	$1.28	$1.59

Diluted	$0.57	$0.63	$1.27	$1.56

Cash dividends	$0.27	$0.26	$0.80	$0.76

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 28,	September 30,
	2008	2007*
Cash Flows from Operating Activities:
Net income	$128,596	$159,988
Adjustments to reconcile net income to net cash provided by operating activities:
Financial asset impairment	42,651	—
Restructuring-related asset impairment and pension curtailment	16,469	14,067
Depreciation, depletion and amortization	138,662	133,591
Share-based compensation expense	6,840	7,782
Equity in earnings of affiliates/minority interest in subsidiaries	(15,279)	(9,200)
Cash dividend from affiliated companies	7,507	7,638
Loss on disposition of assets	2,203	3,593
Tax effect of nonqualified stock options	805	9,525
Excess tax benefit of share-based compensation	(705)	(9,266)
Deferred taxes	(14,708)	(11,931)
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Trade accounts receivable	(15,784)	(51,510)
Inventories	(18,242)	(15,525)
Payable to suppliers	(7,683)	15,495
Prepaid expenses	(1,336)	(11,139)
Cash contribution to pension plans	(11,141)	(9,529)
Prepaid income taxes and taxes payable	4,014	(23,952)
Fox River environmental reserves and insurance receivable	39,565	21,100
Other assets and liabilities	7,766	27,179

Net cash provided by operating activities	310,200	257,906

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(91,520)	(135,279)
Cost of acquisitions, net of cash acquired	(5,535)	(215,341)
Proceeds from the sale of assets	4,557	11,618
Investment in affiliates and other	(979)	2,652

Net cash used in investing activities	(93,477)	(336,350)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	23,597	33,868
Principal repayment of debt	(98,462)	(32,558)
Net increase in commercial paper	11,000	206,000
Net decrease in bank overdrafts	(4,206)	(1,325)
Excess tax benefit of share-based compensation	705	9,266
Cash dividends	(79,626)	(76,646)
Shares acquired	(809)	(108,139)
Shares issued	6,370	49,445

Net cash (used in) provided by financing activities	(141,431)	79,911

Effects of Exchange Rate Changes on Cash	1,426	(7,111)

Net Increase (Decrease) in Cash and Cash Equivalents	76,718	(5,644)
Cash and cash equivalents at beginning of period	70,758	86,498

Cash and cash equivalents at end of period	$147,476	$80,854

*	Prior year’s data have been reclassified to conform to the current year’s presentation.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Note 1:	Basis of Interim Presentation

In the opinion of the management of Sonoco Products Company (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three and nine months ended September 28, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

On January 1, 2008, the Company adopted the provisions of Emerging Issues Task Force Issue No. 06-10, “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” As a result, the Company recognized a postretirement benefit liability of $1,459 associated with its collateral assignment split-dollar life insurance arrangements which was accounted for as a reduction to the January 1, 2008 balance of retained earnings.

With respect to the unaudited condensed consolidated financial information of the Company for the three and nine month periods ended September 28, 2008 and September 30, 2007 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 29, 2008 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Note 2:	Shareholders’ Equity

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Numerator:
Net income	$57,351	$64,533	$128,596	$159,988

Denominator:
Weighted average common shares outstanding	100,371,000	100,775,000	100,262,000	100,831,000
Dilutive effect of:
Stock-based compensation	921,000	1,084,000	798,000	1,412,000

Dilutive shares outstanding	101,292,000	101,859,000	101,060,000	102,243,000

Reported net income per common share:
Basic	$0.57	$0.64	$1.28	$1.59

Diluted	$0.57	$0.63	$1.27	$1.56

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Stock options to purchase 1,250,679 and 617,000 shares at September 28, 2008 and September 30, 2007, respectively, were not dilutive and, therefore, are excluded from the computations of diluted income per common share amounts. No adjustments were made to reported net income in the computations of earnings per share.

Stock Repurchases

The Company’s Board of Directors has authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. No shares were repurchased under this authorization during the first nine months of 2008. Accordingly, at September 28, 2008, a total of 5,000,000 shares remain available for repurchase.

The Company occasionally repurchases shares of its common stock to satisfy employee tax withholding obligations in association with the exercise of stock appreciation rights and performance-based stock awards. These repurchases, which are not part of a publicly announced plan or program, totaled 27,316 shares in the first nine months of 2008 at a cost of $809.

Note 3:	Acquisitions

During the nine months ended September 28, 2008, the Company completed two acquisitions at an aggregate cost of $5,535 in cash. These included the March 2008 acquisition of Amtex Packaging, Inc., a packaging fulfillment company accounted for in the Packaging Services segment, and the February 2008 acquisition of VoidForm International Ltd., a construction tube business based in Canada accounted for in the Tubes and Cores/Paper segment. The acquisition of these businesses is expected to generate annual sales of approximately $6,000. In conjunction with these acquisitions, the Company recorded identifiable intangibles of $4,890, goodwill of $179, and other net tangible assets of $466. The Company has accounted for these acquisitions as purchases and, accordingly, has included their results of operations in consolidated net income from the respective dates of acquisition. Pro forma results have not been provided, as the acquisitions were not material to the Company’s financial statements individually or in the aggregate.

Note 4:	Restructuring and Asset Impairment

The Company has two active restructuring plans, one of which was approved in October 2006 (the 2006 Plan), and the other in August 2003 (the 2003 Plan). In addition, during 2007 and 2008, the Company recognized charges associated with other restructuring actions that were not part of a formal restructuring plan. Following are the total restructuring and asset impairment charges, net of adjustments, recognized by the Company during the periods presented:

	2007		2008
	Third	Nine	Third	Nine
	Quarter	Months	Quarter	Months
Restructuring/Asset impairment:
Other 2008 Actions	$—	$—	$4,526	$13,395
Other 2007 Actions	15,105	15,105	566	19,431
2006 Plan	2,458	12,556	357	1,873
2003 Plan	(162)	(165)	81	488

	$17,401	$27,496	$5,530	$35,187
Income tax benefit	(5,835)	(8,290)	(2,043)	(12,063)
Minority interest impact, net of tax	(13)	(56)	(171)	(5,379)

Restructuring/Asset impairment charges, net of adjustments (after tax)	$11,553	$19,150	$3,316	$17,745

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The Company expects to recognize future additional costs totaling approximately $4,150 in connection with previously announced restructuring actions. The Company believes that the majority of these charges will be incurred and paid by the end of 2008.

Other 2008 Actions

During 2008, the Company initiated the following closures in its Tubes and Cores/Paper segment: a tube and core plant in Spain, a tube and core plant in the United States, a specialty paper operation at its paper mill in Holyoke, Massachusetts, and a paper mill in Canada. In addition, the Company initiated the closures of two rigid packaging plants in the United States that were part of its Consumer Packaging segment. These closures were not part of a formal restructuring plan.

Below is a summary of the Other 2008 Actions and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative.

	2008		Total
	Third	Nine	Incurred to	Estimated
Other 2008 Actions	Quarter	Months	Date	Total Cost
Severance and Termination Benefits
Tubes and Cores/Paper segment	$2,261	$3,491	$3,491	$3,491
Consumer Packaging segment	1,729	1,729	1,729	1,729
Asset Impairment / Disposal of Assets
Tubes and Cores/Paper segment	140	5,490	5,490	5,490
Consumer Packaging segment	11	11	11	11
Other Costs
Tubes and Cores/Paper segment	314	2,603	2,603	5,103
Consumer Packaging segment	71	71	71	71

Total	$4,526	$13,395	$13,395	$15,895

Other Costs in the Tubes and Cores/Paper segment include a curtailment charge of $2,289 related to a defined benefit pension plan maintained for the hourly union employees of the Canadian paper mill.

The following table sets forth the activity in the Other 2008 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

	Severance	Asset
Other 2008 Actions	and	Impairment/
Accrual Activity	Termination	Disposal	Other
2008 Year to Date	Benefits	of Assets	Costs	Total
Liability, December 31, 2007	$—	$—	$—	$—
New charges	5,220	5,501	2,674	13,395
Cash payments	(2,666)	—	(385)	(3,051)
Asset writedowns/disposals	—	(5,501)	—	(5,501)
Foreign currency translation	12	—	—	12
Pension curtailment	—	—	(2,289)	(2,289)

Liability, September 28, 2008	$2,566	$—	$—	$2,566

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

Below is a summary of the Other 2007 Actions and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative.

	2007		2008		Total
	Third	Nine	Third	Nine	Incurred	Estimated
Other 2007 Actions	Quarter	Months	Quarter	Months	to Date	Total Cost
Severance and Termination Benefits
Tubes and Cores/Paper segment	$—	$—	$—	$6,867	$8,015	$8,015
Consumer Packaging segment	—	—	50	651	1,525	1,525
Packaging Services segment	—	—	(13)	120	254	254
All Other Sonoco	—	—	—	—	36	36
Asset Impairment / Disposal of Assets
Tubes and Cores/Paper segment	—	—	145	4,873	4,873	4,873
Consumer Packaging segment	14,660	14,660	—	3,731	20,079	20,079
All Other Sonoco	445	445	(61)	(61)	536	536
Other Costs
Tubes and Cores/Paper segment	—	—	—	216	216	366
Consumer Packaging segment	—	—	445	3,034	3,307	3,757
All Other Sonoco	—	—	—	—	228	228

Total	$15,105	$15,105	$566	$19,431	$39,069	$39,669

The net charges for the nine months ended September 28, 2008 relate primarily to the paper mill in China, the metal ends plant in Brazil, and the rigid packaging plant in the United States. These charges include non-cash asset impairments totaling $8,604 on property, plant and equipment at the Company’s metal ends plant in Brazil and paper mill in China, and additional reserves on accounts receivable and inventory at the Company’s paper mill in China as a direct result of the closure of this facility. Severance costs became recognizable upon communication to the affected employees throughout the first and second quarters of 2008. Other costs relate primarily to the dismantling of machinery and equipment and other miscellaneous exit costs.

During the three and nine months ended September 28, 2008, the Company also recorded non-cash, after-tax offsets in the amounts of $171 and $5,379, respectively, to reflect a minority interest holder’s portion of restructuring costs that were charged to expense.

The following table sets forth the activity in the Other 2007 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

	Severance	Asset
Other 2007 Actions	and	Impairment/
Accrual Activity	Termination	Disposal	Other
2008 Year to Date	Benefits	of Assets	Costs	Total
Liability, December 31, 2007	$1,165	$—	$230	$1,395
New charges	7,780	8,604	3,250	19,634
Cash payments	(3,841)	—	(3,462)	(7,303)
Asset writedowns/disposals	—	(8,543)	—	(8,543)
Foreign currency translation	264	—	(12)	252
Adjustments	(142)	(61)	—	(203)

Liability, September 28, 2008	$5,226	$—	$6	$5,232

The severance accrual above includes approximately $5,200 of severance and termination benefits for the employees of the Company’s paper mill in China.

The Company expects to pay the majority of the remaining Other 2007 Actions restructuring costs during 2008 using cash generated from operations.

The 2006 Plan

The 2006 Plan included the closure of 12 plant locations and the reduction of approximately 540 positions worldwide. The majority of the restructuring program focused on improving the cost effectiveness of international operations, principally in Europe. These measures began in the fourth quarter of 2006 and are substantially complete. Significant operations affected in the Tubes and Cores/Paper segment included a paper mill in France, two tube and core plants in Canada, and one in the United States. Operations affected in the Consumer Packaging segment included a rigid packaging plant in Germany, rigid packaging production lines in the United Kingdom, and a flexible packaging plant in Canada. Operations affected in All Other Sonoco included a molded plastics plant and a wooden reels facility, both located in the United States. In addition, the 2006 Plan included downsizing actions in the Company’s European tube and core/paper operations.

Below is a summary of the 2006 Plan and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative.

	2007		2008		Total
	Third	Nine	Third	Nine	Incurred	Estimated
2006 Plan	Quarter	Months	Quarter	Months	to Date	Total Cost
Severance and Termination Benefits
Tubes and Cores/Paper segment	$1,398	$2,848	$41	$813	$13,975	$13,975
Consumer Packaging segment	68	3,696	—	(279)	5,174	5,174
Packaging Services segment	—	451	—	—	528	528
All Other Sonoco	—	472	—	4	761	761
Asset Impairment / Disposal of Assets
Tubes and Cores/Paper segment	(84)	(707)	—	20	4,242	4,242
Consumer Packaging segment	(50)	2,237	—	—	1,686	1,686
All Other Sonoco	—	—	67	67	328	328
Other Costs
Tubes and Cores/Paper segment	789	2,090	196	853	7,055	7,355
Consumer Packaging segment	289	983	20	222	1,666	1,966
All Other Sonoco	48	486	33	173	780	780

Total	$2,458	$12,556	$357	$1,873	$36,195	$36,795

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
During the three and nine months ended September 30, 2007, the Company recorded non-cash, after-tax offsets in the amount of $13 and $56, respectively, in order to reflect a minority interest holder’s portion of restructuring costs that were charged to expense.

The following table sets forth the activity in the 2006 Plan restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

	Severance	Asset
2006 Plan	and	Impairment/
Accrual Activity	Termination	Disposal	Other
2008 Year to Date	Benefits	of Assets	Costs	Total
Liability, December 31, 2007	$3,517	$—	$470	$3,987
New charges	776	87	1,297	2,160
Cash payments	(3,762)	—	(1,175)	(4,937)
Asset impairment (noncash)	—	(87)	—	(87)
Foreign currency translation	(29)	—	(4)	(33)
Adjustments	(239)	—	(48)	(287)

Liability, September 28, 2008	$263	$—	$540	$803

Other Costs consist primarily of building lease termination charges and other miscellaneous exit costs. The Company expects to pay the majority of the remaining 2006 Plan restructuring costs, with the exception of certain building lease termination expenses, by the end of 2008, using cash generated from operations.

The 2003 Plan

In August 2003, the Company announced general plans to reduce its overall cost structure by $54,000 pretax by realigning and centralizing a number of staff functions and eliminating excess plant capacity. Pursuant to these plans, the Company completed 22 plant closings and reduced its workforce by approximately 1,120 employees. As of September 28, 2008, the Company had incurred cumulative pre-tax charges, net of adjustments, of $103,227 associated with these activities.

The 2003 Plan is substantially complete. At September 28, 2008, the remaining restructuring accrual for the 2003 Plan totaled $1,680. The accrual, included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheet, relates primarily to a building lease termination. The Company expects to recognize future pre-tax charges of approximately $450 associated with the 2003 Plan, primarily related to this building lease termination. The Company expects both the liability and the future costs to be fully paid at the end of 2012, using cash generated from operations.

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Note 6:	Cash and Cash Equivalents

At September 28, 2008, cash and cash equivalents included $32,000 of insurance proceeds arising from the settlement of claims related to the Fox River environmental matter (see Note 15). The use of this cash, together with the earnings thereon, is restricted to the payment of liabilities associated with the Fox River matter.

Note 7:	Comprehensive Income

The following table reconciles net income to comprehensive (loss)/income:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Net income	$57,351	$64,533	$128,596	$159,988
Other comprehensive income:
Foreign currency translation adjustments	(53,579)	42,206	(31,002)	77,797
Changes in defined benefit plans, net of income tax	(657)	(4,717)	4,476	435
Changes in derivative financial instruments, net of income tax	(14,802)	(1,669)	(2,091)	190

Comprehensive (loss)/income	$(11,687)	$100,353	$99,979	$238,410

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable, for the nine months ended September 28, 2008:

	Foreign			Accumulated
	Currency	Defined	Derivative	Other
	Translation	Benefit	Financial	Comprehensive
	Adjustments	Plans	Instruments	Loss
Balance at December 31, 2007	$72,819	$(178,658)	$(1,535)	$(107,374)
Year-to-date change	(31,002)	4,476	(2,091)	(28,617)

Balance at September 28, 2008	$41,817	$(174,182)	$(3,626)	$(135,991)

At September 28, 2008, the Company had commodity swaps outstanding to fix the costs of a portion of raw materials and energy. These swaps, which have maturities ranging from October 2008 to June 2011, qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related amendments. The amounts included in accumulated other comprehensive loss related to these commodity swaps were an unfavorable position of $5,714 ($3,626 after tax) at September 28, 2008, and an unfavorable position of $2,395 ($1,535 after tax) at December 31, 2007.

The tax effect on Derivative Financial Instruments in the three and nine-month periods ended September 28, 2008, was $8,693 and $1,228, respectively. The cumulative tax effect of Derivative Financial Instruments was $2,088 and $860, at September 28, 2008 and December 31, 2007, respectively.

The tax effect on Defined Benefit Plans in the three and nine-month periods ended September 28, 2008, was $481 and $(1,208), respectively. The cumulative tax benefit of the Defined Benefit Plans was $101,597 at September 28, 2008, and $102,805 at December 31, 2007.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Note 8:	Goodwill and Other Intangible Assets

Goodwill

A summary of the changes in goodwill for the nine months ended September 28, 2008 is as follows:

	Tubes and
	Cores	Consumer	Packaging
	/Paper	Packaging	Services	All Other
	Segment	Segment	Segment	Sonoco	Total
Balance as of December 31, 2007	$245,130	$366,223	$151,000	$65,995	$828,348
Goodwill on 2008 acquisitions	179	—	—	—	179
Adjustments	76	1,488	—	332	1,896
Foreign currency translation	(3,456)	(8,132)	(103)	(8)	(11,699)

Balance as of September 28, 2008	$241,929	$359,579	$150,897	$66,319	$818,724

Adjustments to goodwill consist of the following: charges totaling $1,381 incurred in connection with the closures of two plants and an injection molding operation that were part of the fourth quarter 2007 acquisition of the fiber and plastic container business of Caraustar Industries, Inc.; tax adjustments of $450 associated with the second quarter 2007 acquisition of Matrix Packaging, LLC; and $65 of other purchase price adjustments relating to 2007 acquisitions.

During the third quarter of 2008, the Company completed its annual test for goodwill impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Based on the results of this evaluation, the Company concluded that there was no impairment of goodwill for any of our reporting units. This evaluation used forward-looking projections, which included expected improvement in certain operations within the Consumer Packaging and Packaging Services segments. The assessment of the relevant facts and circumstances is ongoing, and if actual performance in these reporting units falls short of the projected results, non-cash impairment charges may be required. Total goodwill associated with these reporting units is approximately $370,000.

Other Intangible Assets

A summary of other intangible assets as of September 28, 2008 and December 31, 2007 is as follows:

	September 28,	December 31,
	2008	2007

Amortizable intangibles — Gross cost
Patents	$3,530	$3,360
Customer lists	165,154	161,805
Land use rights	7,822	7,315
Supply agreements	1,000	1,000
Other	10,879	11,032

Total gross cost	$188,385	$184,512

Total accumulated amortization	$(55,095)	$(45,076)

Net amortizable intangibles	$133,290	$139,436

Other intangible assets are amortized, usually on a straight-line basis, over their respective useful lives, which generally range from three to twenty years. Aggregate amortization expense was $3,188 and $3,110 for the three months ended September 28, 2008 and September 30, 2007, respectively, and $10,150 and $8,147 for the nine months ended September 28, 2008 and September 30, 2007, respectively. Amortization expense on other intangible assets is expected to approximate $13,300 in 2008, $12,600 in 2009, $12,400 in 2010, $12,000 in 2011 and $11,400 in 2012.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The Company recorded $4,890 of identifiable intangibles in connection with 2008 business acquisitions, all of which related to customer lists that will be amortized over a period of 15 years. In addition, the Company acquired various patents in the first nine months of 2008 for a total cost of $170.

Note 9:	Fair Value Measurements

Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157) was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. Applicable provisions of FAS 157 were adopted by the Company effective January 1, 2008, including the disclosures presented below.

The following table sets forth information regarding the Company’s financial assets and financial liabilities that are measured at fair value. The Company does not currently have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
		Quoted Market
		Prices in Active	Significant
		Market for	Other	Significant
		Identical	Observable	Unobservable
		Assets/Liabilities	Inputs	Inputs
Description	September 28, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives	$1,776	$—	$1,776	$—
Deferred Compensation Plan Assets	$1,992	$1,992	$—	$—

Liabilities:
Derivatives	$6,831	$—	$6,831	$—
The Company uses derivatives from time to time to mitigate the effect of raw material and energy cost fluctuations, foreign currency fluctuations and interest rate movements. The Company records qualifying derivatives in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), and related amendments. Fair value measurements for the Company’s derivatives, which at September 28, 2008, consisted primarily of natural gas swaps entered into for hedging purposes and foreign currency swaps for which hedge accounting has not been applied, are classified under Level 2 because such measurements are determined using published market prices or estimated based on observable inputs such as interest rates, yield curves, spot and future commodity prices and spot and future exchange rates.

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

Note 10:	Dividend Declarations

On July 16, 2008, the Board of Directors declared a regular quarterly dividend of $0.27 per share. This dividend was paid September 10, 2008 to all shareholders of record as of August 15, 2008.

On October 13, 2008, the Board of Directors declared a regular quarterly dividend of $0.27 per share. This dividend is payable December 10, 2008 to all shareholders of record as of November 21, 2008.

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

The components of net periodic benefit cost include the following:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Retirement Plans
Service cost	$7,007	$7,298	$20,076	$21,725
Interest cost	17,760	17,316	55,470	52,050
Expected return on plan assets	(22,181)	(21,981)	(67,205)	(65,866)
Amortization of net transition obligation	186	58	309	174
Amortization of prior service cost	462	495	1,423	1,461
Amortization of net actuarial loss	2,272	4,913	9,451	15,440
Other	—	12	—	12
Effect of curtailment loss	—	—	2,289	—
Effect of settlement loss	144	—	441	—

Net periodic benefit cost	$5,650	$8,111	$22,254	$24,996

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Retiree Health and Life Insurance Plans
Service cost	$516	$586	$1,544	$1,810
Interest cost	1,128	1,109	3,372	3,577
Expected return on plan assets	(481)	(542)	(1,437)	(1,584)
Amortization of prior service credit	(2,593)	(2,427)	(7,752)	(7,279)
Amortization of net actuarial loss	776	741	2,319	3,027

Net periodic benefit (income) cost	$(654)	$(533)	$(1,954)	$(449)

During the second quarter of 2008 the Company recognized a $2,289 curtailment loss associated with the planned closure of a paper mill in Montreal, Quebec. This charge is included in the caption “Restructuring/Asset impairment charges” in the Condensed Consolidated Statements of Income.

During the nine months ended September 28, 2008, the Company made contributions of $7,404 to its retirement and retiree health and life insurance plans. The Company anticipates that it will make additional contributions of approximately $2,700 in 2008. The Company also contributed $3,737 to the SIRP during this same nine-month period. No additional contributions are expected during the remainder of 2008. Funding of the Company’s U.S. defined benefit pension plan was not required in 2008. The 2009 funding requirement will not be determined until the December 31, 2008 asset values are known; however, based on the September 28, 2008 asset values, the Company would not be required to make any contributions to the Plan in 2009 due to its ability to utilize a credit balance that exists due to having previously funded the Plan in excess of the minimum requirement.

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

The Company’s effective tax rate for the three and nine month periods ending September 28, 2008, was 28.8% and 29.2%, respectively. The rate for the third quarter varied from the U.S. statutory rate primarily due to a tax benefit associated with a decrease in the Company’s FIN 48 liabilities. This decrease resulted from the expiration of U.S. federal and state statutes of limitations. The year-to-date rate varied from the U.S. statutory rate due to these same factors, as well as a valuation allowance recorded against the capital loss carryovers created by the impairment of certain financial assets in the first quarter (see Note 5), the tax benefits from a change in Italian tax law recorded in the second quarter, the favorable effect of international operations that are subject to tax rates generally lower than the U.S. rate, and certain restructuring charges for which tax benefits cannot be recognized.

The Company’s provision for income taxes was a benefit of $2,029 for the third quarter of 2007, primarily due to the release of reserves for uncertain tax positions upon expiration of their related statutory assessment periods.

The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examination for years before 2005. With respect to state and local income taxes, the Company is no longer subject to examination prior to 2002, with few exceptions.

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

Note 13:	New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (FAS 158). The Company has complied with those provisions of FAS 158 which became effective on December 31, 2006, and since that time has recognized in its financial statements the funded status of its defined benefit plans. The measurement date provision of FAS 158 becomes effective for the Company beginning with its December 31, 2008 balance sheet. This provision requires companies to measure the funded status of their plans at fiscal year end. Because the Company currently uses December 31 as the measurement date for most of its plans, including its major U.S.-based plans, implementation of this remaining measurement date provision will not have a material effect on the Company’s financial statements.

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
In December 2007, the FASB issued FAS 160, “Noncontrolling Interests in Consolidated Financial Statements” which amends current accounting and reporting for a noncontrolling interest in a subsidiary and the deconsolidation of a subsidiary. This statement provides that a noncontrolling interest in a subsidiary should be reported as equity rather than as a “minority interest” liability and requires that all purchases, sales, issuances and redemptions of ownership interests in a consolidated subsidiary be accounted for as equity transactions if the parent retains a controlling financial interest. FAS 160 also requires that a gain or loss be recognized when a subsidiary is deconsolidated and, if a parent retains a noncontrolling equity investment in the former subsidiary, that the investment be measured at its fair value. This statement is effective January 1, 2009, and will be applied prospectively except for the presentation and disclosure requirements which are retrospective. As such, the effect of this standard on current noncontrolling interest positions will be limited to financial statement presentation and disclosure, but its adoption will impact the Company’s accounting and disclosure for all transactions involving noncontrolling interests after adoption. The expected amount of minority interest liability to be reclassified as equity upon adoption of this statement is approximately $15,500.
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
In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this FSP is not expected to have a significant impact on Sonoco’s financial statements.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No 45; and Clarification of the Effective Date of FASB Statement No.161.” This FSP requires certain disclosures to be made by sellers of credit derivatives and extends disclosures by guarantors to include the current status of the payment/performance risk of any guarantees. The Company is not a seller of credit derivatives and does not guarantee the payment or performance of any third party. Therefore, application of these FSP provisions is not expected to have an effect on the Company’s financial reporting. In addition, this FSP clarifies that the derivative instrument and hedging activity disclosure requirements of FAS 161, as discussed above, are effective for both interim and annual reporting periods beginning after November 15, 2008.
Note 14: Financial Segment Information
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
The Packaging Services segment provides the following products and services: designing, manufacturing, assembling, packing and distributing temporary, semi-permanent and permanent point-of-purchase displays; brand artwork management; and supply chain management services, including contract packing, fulfillment and scalable service centers.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
FINANCIAL SEGMENT INFORMATION

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Net Sales:
Consumer Packaging	$398,825	$369,472	$1,184,355	$1,051,178
Tubes and Cores/Paper	435,685	433,686	1,327,289	1,268,300
Packaging Services	135,122	132,445	397,648	377,787
All Other Sonoco	93,618	94,161	278,521	282,609

Consolidated	$1,063,250	$1,029,764	$3,187,813	$2,979,874

Intersegment Sales:
Consumer Packaging	$294	$748	$1,463	$2,375
Tubes and Cores/Paper	26,447	23,642	76,602	70,181
Packaging Services	151	197	243	521
All Other Sonoco	11,311	11,642	33,116	32,720

Consolidated	$38,203	$36,229	$111,424	$105,797

Income Before Income Taxes:
Operating Profit
Consumer Packaging	$28,899	$23,696	$97,665	$75,781
Tubes and Cores/Paper	41,991	42,339	116,601	106,036
Packaging Services	9,074	10,924	23,945	33,869
All Other Sonoco	11,783	13,439	35,569	40,441
Restructuring/Asset impairment charges	(5,530)	(17,401)	(77,838)	(27,496)
Interest, net	(10,629)	(14,054)	(35,954)	(38,302)

Consolidated	$75,588	$58,943	$159,988	$190,329

Note 15: Commitments and Contingencies
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Environmental Matters
During the fourth quarter of 2005, the U. S. Environmental Protection Agency (EPA) notified U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, that U.S. Mills and NCR Corporation (NCR), an unrelated party, would be jointly held responsible to undertake a program to remove and dispose of certain PCB-contaminated sediments at a particular site on the lower Fox River in Wisconsin (the “Site”) which is now labeled by EPA as Phase 1. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation, which the Company currently estimates to be between $29,900 and $39,100 for the Site project as a whole. The Company has expensed a total of $17,650 for its estimated share of the total cleanup cost. Of the total expensed, $12,500 was recorded in 2005, and $5,150 was recorded in 2007. Through September 28, 2008, a total of $9,914 has been spent on remediation of the Site. The remaining accrual of $7,736 represents the Company’s best estimate of what it is likely to pay to complete the Site project. However, the actual costs associated with cleanup of this particular site are dependent upon many factors and it is reasonably possible that remediation costs could be higher than the current estimate of project costs. Moreover, U.S. Mills and NCR are in the early stages of a mediation proceeding with a contractor on the project who claims additional compensation. The Company acquired U.S. Mills in 2001, and the alleged contamination predates the acquisition.
In February 2007, the EPA and Wisconsin Department of Natural Resources (WDNR) issued a general notice of potential liability under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and a request to participate in remedial action implementation negotiations relating to a stretch of the lower Fox River, including the bay at Green Bay, (Operating Units 2 – 5) to eight potentially responsible parties, including U.S. Mills. Operating Units 2 – 5 include but also comprise a vastly larger area than the Site. Although it has not accepted any liability, U.S. Mills is reviewing this information and discussing possible remediation scenarios, and the possible allocation of responsibility therefor, with other potentially responsible parties. On April 9, 2007, U.S. Mills, in conjunction with other potentially responsible parties, presented to the EPA and the WDNR a proposed schedule to mediate the allocation issues among eight potentially responsible parties, including U.S. Mills. Non-binding mediation began in May 2007 and continued as bilateral/multilateral negotiations. To date, no agreement among the parties has occurred. NCR and Appleton Papers, Inc. sued a number of the mediation parties and other potentially responsible parties, and included U.S. Mills in June 2008. Their suit seeks recovery of costs previously incurred, including natural resource damages, and an allocation among all the parties of the total cost of remediation. The court has initially limited discovery to information regarding when each party knew, or should have known, that recycling NCR-brand carbonless paper would result in the discharge of PCBs to a water body and what action, if any, each party took to avoid the risk of further contamination. The court has set a trial date for those issues only for December 1, 2009. U.S. Mills is vigorously defending the suit against it.
On November 13, 2007, EPA issued a unilateral Administrative Order for Remedial Action pursuant to Section 106 of CERCLA. The order requires U.S. Mills and the seven other respondents to jointly take various actions to clean up Operating Units 2 – 5. The order establishes two phases of work. The first phase consists of planning and design work as well as preparation for dredging and other remediation work and must be completed by December 31, 2008. The second phase consists primarily of dredging and disposing of contaminated sediments and capping of the dredged and less contaminated areas of the river bottom. The second phase is required to begin in 2009 when weather conditions permit and is expected to continue for several years. The order also provides for a $32.5 per day penalty for failure by a respondent to comply with its terms as well as exposing a non-complying respondent to potential treble damages. Although U.S. Mills has reserved its rights to contest liability for any portion of the work, it is cooperating with the other respondents to comply with the first phase of the order, although its financial contribution will likely be determined by the lawsuit commenced in June 2008.
As of September 28, 2008, U.S. Mills had accrued a total of $60,825 for potential liabilities associated with the Fox River contamination (not including amounts accrued for remediation at the Site). That amount represents the minimum of the range of probable loss that can be reasonably estimated based on information available through the date of this report. The accrual had been $35,000 and $20,000 at March 30, 2008 and December

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
31, 2007, respectively. In two separate actions during 2008, U.S. Mills increased its estimate of the minimum amount of potential loss it believes it is likely to incur for all Fox River related liabilities (other than the Site) from $20,000 to $60,825. Accordingly, U.S. Mills recognized additional pre-tax charges of $40,825 in 2008 ($15,000 in the first quarter, followed by $25,825 in the second quarter) for such potential liabilities. Also during 2008, settlements totaling $40,825 were reached on certain of the insurance policies covering the Fox River contamination. The recognition of these insurance settlements effectively offset the impact to quarterly earnings of the additional charges in both the first and second quarters of 2008. Nevertheless, U.S. Mills’ ultimate share of the liability, and any claims against the Company, could conceivably exceed the net worth of U.S. Mills. However, the Company does not believe it is probable that the effect of U.S. Mills’ Fox River liabilities would result in a consolidated pre-tax loss that would exceed the net worth of U.S. Mills, which was approximately $76,000 at September 28, 2008.
The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time.
As of September 28, 2008 and December 31, 2007, the Company (and its subsidiaries) had accrued $71,469 and $31,058, respectively, related to environmental contingencies. Of these, a total of $68,561 and $28,996 relate to U.S. Mills at September 28, 2008 and December 31, 2007, respectively. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. As discussed above, U.S. Mills also recognized a $40,825 benefit from settlements reached on certain insurance policies covering the Fox River contamination. All of the cash proceeds from these settlements have been received by U.S. Mills. Of the total received, $32,000 is restricted for use on liabilities associated with the Fox River contamination. U.S. Mills’ two remaining insurance carriers are in liquidation. It is possible that U.S. Mills may recover from these carriers a small portion of the costs it ultimately incurs. U.S. Mills may also be able to reallocate some of the costs it incurs among other parties. There can be no assurance that such claims for recovery would be successful and no amounts have been recognized in the consolidated financial statements of the Company for such potential recovery or reallocation.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Directors of Sonoco Products Company:
We have reviewed the accompanying condensed consolidated balance sheets of Sonoco Products Company as of September 28, 2008, and the related condensed consolidated statements of income for the three month and nine-month periods ended September 28, 2008 and September 30, 2007 and the condensed consolidated statements of cash flows for the nine-month periods ended September 28, 2008 and September 30, 2007. These interim financial statements are the responsibility of the Company’s management.
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
October 29, 2008

SONOCO PRODUCTS COMPANY
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Statements included in this report that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The words “estimate,” “project,” “intend,” “expect,” “believe,” “consider,” “plan,” “anticipate,” “objective,” “goal,” “guidance,” “outlook,” “forecasts” and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to statements regarding offsetting high raw material costs; improved productivity and cost containment; adequacy of income tax provisions; refinancing of debt; adequacy of cash flows; anticipated amounts and uses of cash flows; effects of acquisitions and dispositions; adequacy of provisions for environmental liabilities; financial strategies and the results expected from them; continued payments of dividends; stock repurchases; and producing improvements in earnings. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, expectations, beliefs, plans, strategies and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, without limitation:
•	Availability and pricing of raw materials;

•	Success of new product development and introduction;

•	Ability to maintain or increase productivity levels and contain or reduce costs;

•	International, national and local economic and market conditions;

•	Availability of credit to us, our customers and/or our suppliers in needed amounts and/or on reasonable terms;

•	Fluctuations in obligations and earnings of pension and postretirement benefit plans;

•	Ability to maintain market share;

•	Pricing pressures and demand for products;

•	Continued strength of our paperboard-based tubes and cores and composite can operations;

•	Anticipated results of restructuring activities;

•	Resolution of income tax contingencies;

•	Ability to successfully integrate newly acquired businesses into the Company’s operations;

•	Currency stability and the rate of growth in foreign markets;

•	Use of financial instruments to hedge foreign currency, interest rate and commodity price risk;

•	Actions of government agencies and changes in laws and regulations affecting the Company;

•	Liability for and anticipated costs of environmental remediation actions;

•	Ability to weather the current economic downturn;

•	Loss of consumer or investor confidence; and

•	Economic disruptions resulting from terrorist activities.
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
Sonoco competes in multiple product categories with the majority of its operations organized and reported in three segments: Consumer Packaging, Tubes and Cores/Paper and Packaging Services. Various other operations are reported as “All Other Sonoco.” The majority of the Company’s revenues are from products and services sold to consumer and industrial products companies for use in the packaging of their products for sale or shipment. The Company also manufactures paperboard, primarily from recycled materials, for both internal use and open market sale. Each of the Company’s operating units has its own sales staff and maintains direct sales relationships with its customers.
Third Quarter 2008 Compared with Third Quarter 2007
RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended September 28, 2008 versus the three months ended September 30, 2007.
OVERVIEW
Sales for the third quarter were higher than the same period last year, despite volume declines, due to price increases and the favorable impact of foreign currency translation. On a net basis, selling price increases did not add significantly to gross profit as they were implemented to offset the effect of higher costs. Therefore, reduced volume, resulting partially from slowing economic activity, was the major contributor to a decline in gross profit margin to 17.4%, compared with 18.2% in 2007.
Selling, general and administrative expenses (S&A) decreased from prior year levels, primarily due to cost containment efforts as well as lower management incentive expenses. Included in 2007 costs was a $1.1 million adjustment to an environmental reserve. The S&A cost decrease largely offset the impact of lower gross margins.
Net income for the third quarter of 2008 was $57.4 million, down from the $64.5 million reported for the same period in 2007. 2008 earnings included $3.3 million of after-tax charges stemming from previously announced plant closings, while 2007 results included after-tax asset impairment and restructuring charges totaling $11.5 million and a $0.6 million after-tax environmental reserve adjustment associated with a subsidiary’s paper operation. Income taxes accounted for a significant portion of the difference in net income between years. The Company’s provision for income taxes was a benefit of $2.0 million for the third quarter of 2007, primarily due to the release of reserves for uncertain tax positions upon expiration of their related statutory assessment periods.
Growing weakness in the economy, exacerbated by recent credit market turmoil, together with higher year-over-year raw material, energy, freight and other costs, has pressured results in most of the Company’s businesses, particularly those that sell into industrial markets. These factors are expected to continue to impact the Company in the fourth quarter and well into the next year. In the case of steel, it is anticipated that due to the timing of price resets, the Company’s 2009 usage will be at costs significantly higher than in 2008. The Company has implemented, or intends to implement, various price increases to help offset higher costs and is working to further streamline operations, control expenses, and maximize cash flow from operations. While the success of these efforts and the depth and duration of the current negative economic environment and its impact on the Company are uncertain, management believes the Company’s strong balance sheet and diverse mix of business leave it well positioned to weather the downturn.
OPERATING REVENUE
Net sales for the third quarter of 2008 were $1,063 million, compared to $1,030 million for the third quarter of 2007, an increase of $33 million.

SONOCO PRODUCTS COMPANY
The components of the sales change were:

($ in millions)

Selling Prices	$30
Foreign Currency Translation	27
Acquisitions/Divestitures	9
Volume/Mix	(33)

Total Sales Increase	$33

Selling prices throughout most of the Company were higher than in the third quarter of 2007, reflecting price increases implemented over the past year to offset the higher costs of materials, energy and freight. Company-wide volume was approximately 3% below third quarter 2007 levels, with declines in the Tubes and Cores/Paper and Packaging Services segments, along with those businesses in All Other Sonoco, being only partially offset by volume increases in the Consumer Packaging segment.
COSTS AND EXPENSES
Charges and related asset impairments recorded in connection with restructuring actions totaled $5.5 million and $17.4 million for the third quarters of 2008 and 2007, respectively. The third quarter of 2007 includes asset impairment charges of $15.1 million, primarily related to the Company’s metal ends plant in Brazil and its rigid plastics plant in Wisconsin. Additional information regarding restructuring and impairment actions is provided in Note 4 to the Consolidated Financial Statements. These charges are not allocated to the reporting segments. Results for the third quarter of 2007 also included a $1.1 million charge to the environmental reserve at a subsidiary’s paper operation.
Expenses related to the Company’s defined benefit pension plans totaled $5.7 million and $8.1 million for the quarters ended September 28, 2008 and September 30, 2007, respectively. For its U.S. defined benefit pension plans, the expected return on plan assets for 2008 was 8.5%; however, recent declines in global equity markets through September 28, 2008, have resulted in a negative return of approximately 14%, significantly reducing the fair value of the Company’s plan assets. The 2008 expense for these plans will not be affected by the decline in asset values; however, because the 2009 expense will be based on asset values as of December 31, 2008, the declines will likely impact next year’s expense. If the 2009 pension expense for its U.S. plans were to be based on the market value of plan assets at September 28, 2008, it would result in a higher year-over-year expense of approximately $30 million.
Operating costs were negatively affected by increasing market prices for raw materials, energy and freight, although offset by higher selling prices. Manufacturing productivity improvements were able to largely offset higher labor and other converting costs. Selling and administrative costs decreased from prior year levels, primarily due to cost containment efforts as well as a reduction of management incentive expenses. Included in 2007 spending was a $1.1 million adjustment to an environmental reserve. These decreases largely offset the impact of lower gross margins. Net interest expense for the third quarter of 2008 decreased to $10.6 million, compared with $14.1 million during the same period in 2007, due to lower debt levels and reduced interest rates.
The effective tax rate for the Company for the third quarter of 2008 was 28.9 % compared to a net income tax benefit of $2.0 million (3.4%) for the same period of 2007, primarily due to the release of reserves upon expiration of their related statutory assessment periods, which were higher in 2007 than in 2008.
ANNUAL GOODWILL REVIEW
During the third quarter, the Company completed its annual test for goodwill impairment in accordance with Statement of Financial Accounting Standards No. 142, ‘Goodwill and Other Intangible Assets.’ No impairment charge for goodwill was required. The evaluation used forward-looking projections, which included expected improvement in the results of certain operations within the Consumer Packaging and Packaging Services segments. If actual performance in these reporting units falls short of the projected results, non-cash impairment charges may be required. Total goodwill associated with these reporting units is approximately $370 million.

SONOCO PRODUCTS COMPANY
REPORTABLE SEGMENTS
The following table recaps net sales for the third quarters of 2008 and 2007:

	Three Months Ended
	September 28, 2008	September 30, 2007
Net Sales:
Consumer Packaging	$398,825	$369,472
Tubes and Cores/ Paper	435,685	433,686
Packaging Services	135,122	132,445
All Other Sonoco	93,618	94,161

Consolidated	$1,063,250	$1,029,764

Consolidated operating profits, also referred to as “Income before income taxes” on the Condensed Consolidated Statements of Income, are comprised of the following:

	Three Months Ended
	September 28, 2008	September 30, 2007
Income before income taxes:
Segment Operating Profit
Consumer Packaging	$28,899	$23,696
Tubes and Cores/ Paper	41,991	42,339
Packaging Services	9,074	10,924
All Other Sonoco	11,783	13,439
Restructuring & Impairment Charges	(5,350)	(17,401)
Interest, net	(10,629)	(14,054)

Consolidated	$75,588	$58,943

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
Third quarter 2008 sales increased $29 million, or 8%, in the segment compared with the third quarter of 2007. Higher selling prices increased third quarter sales in this segment by approximately $18 million. Acquisitions (net of a reduction from the partial exit of the composite can business in Europe) and favorable foreign currency translation, also contributed to the sales increase. Overall segment volume was slightly favorable compared to 2007 levels, as increases in ends and closures along with North American rigid paper and plastic were nearly offset by lower volume in rigid packaging in Europe and flexible packaging.
Segment operating profit was up 22% in the third quarter, primarily due to productivity improvements resulting from the resolution of operational issues experienced last year in flexible packaging and an improved mix of business attributable in part to the closing of a metal ends plant in Brazil and the transfer of some of this business to the United States at a higher margin. Higher selling prices offset inflation in material, energy and freight costs.
Tubes and Cores/Paper
The Tubes and Cores/Paper segment includes the following products: high-performance paper and composite paperboard tubes and cores; fiber-based construction tubes and forms; recycled paperboard, linerboard, recovered paper and other recycled materials.
Third quarter 2008 sales for the segment were up $2 million, less than 1%, compared with the same period in 2007, benefiting from higher selling prices throughout the segment and the favorable effect of foreign currency translation.

SONOCO PRODUCTS COMPANY
Partially offsetting these favorable factors was the effect of lower volume in most global tube, core and paper markets and the Company’s closure at the end of last year of its paper operations in China. The lower volume in tubes and cores is primarily due to the effect of the slowing economy on the film core and textile markets.
Segment operating profit showed a small decrease of $0.3 million as the impact of lower volumes and higher costs for energy, freight and labor were only partially offset by productivity improvements and selling price increases. 2007 results included the unfavorable impact of a $1.1 million adjustment to the environmental reserve at a subsidiary’s paper operation.
Packaging Services
The Packaging Services segment includes the following products and services: designing, manufacturing, assembling, packing and distributing temporary, semipermanent and permanent point-of-purchase displays; brand artwork management; and supply chain management services, including contract packing, fulfillment and scalable service centers.
Third quarter 2008 sales for the segment increased 2% or $3 million from third quarter 2007 levels. Lower volume throughout the segment and lower selling prices in the pack centers were more than offset by the benefit of foreign currency translation.
Segment operating profit declined nearly 17% in the third quarter, compared with the same period in 2007. The primary cause of this drop was lower volume in point-of-purchase displays and fulfillment along with lower prices in the pack centers. The decreased contract packing volume had a minimal impact on segment profitability due to the pass-through nature of these sales.
All Other Sonoco
All Other Sonoco includes businesses that are not aggregated in a reportable segment and includes the following products: wooden, metal and composite wire and cable reels, molded and extruded plastics, custom-designed protective packaging and paper amenities such as coasters and glass covers.
Third quarter 2008 sales in All Other Sonoco declined slightly from the same period in 2007. The slow housing market resulted in lower volumes in wire and cable reels, protective packaging and molded plastics. However, increased selling prices, the effect of a fourth quarter 2007 acquisition in molded plastics, and favorable foreign currency translation mostly offset the impact to sales of the lower volume.
Operating profit for the third quarter was down 12% from the same period in 2007, due to lower volumes and an unfavorable shift in the mix of business, partially offset by productivity improvements. Increased selling prices were more than offset by higher costs of materials, freight and energy.
Nine Months Ended September 28, 2008 Compared with Nine Months Ended September 30, 2007
RESULTS OF OPERATIONS
The following discussion provides a review of results for the nine months ended September 28, 2008 versus the nine months ended September 30, 2007.
OVERVIEW
Sales for the first nine months of 2008 were higher than the same period last year due to price increases, acquisitions and the favorable impact of foreign currency translation, despite volume declines. Because the selling price increases were largely offset by the effect of global raw material inflation and rising energy and freight costs, their impact on gross profit was reduced. As a result, gross profit was up 0.6 % from 2007 levels, but this increase came on a 7% increase in reported sales and resulted in a decline in the gross profit margin to 17.7%, compared with 18.9% in 2007.
Selling, general and administrative expenses decreased from prior year levels, primarily due to a $21.1 million charge in 2007 related to an environmental claim at a subsidiary’s paper operations in Wisconsin.

SONOCO PRODUCTS COMPANY
Net income for the first three quarters of 2008 was $128.6 million, a decrease of approximately 20% when compared to $160.0 million for the same period in 2007. Current year results were significantly affected by a $31.0 million after-tax non-cash impairment charge for the Company’s remaining financial interest related to the 2003 sale of its high density film business. In addition, current year-to-date results include after-tax restructuring charges of $17.7 million. Prior year results included after-tax asset impairment charges of $9.9 million, primarily at the Company’s metal ends plant in Brazil and its rigid plastics plant in Wisconsin, $9.2 million of after-tax restructuring charges and a $12.4 million after-tax impact from the environmental claim noted above. Although results for 2008 also included an after-tax charge of $24.4 million related to this same environmental claim, the charge was effectively offset by recognized insurance recoveries.
OPERATING REVENUE
Net sales for the first three quarters of 2008 were $3,188 million, compared to $2,980 million for the same period of 2007, an increase of $208 million or 7%.
The components of the sales change were:

($ in millions)

Foreign Currency Translation	$119
Selling Prices	89
Acquisitions/Divestitures	73
Volume/Mix	(73)

Total Sales Increase	$208

The increase from selling prices reflects adjustments implemented over the past year to offset higher costs of material, energy and freight. The acquisition of Matrix Packaging, Inc. in May 2007 accounted for the majority of the effect of acquisitions on year-over-year net sales. Volume improvements in rigid paper and plastics, contract packing, and Latin America tubes and cores/paper were more than offset by declines throughout most of the rest of the Company, most notably in those businesses serving industrial markets.
COSTS AND EXPENSES
During the first nine months of 2008, the Company incurred a non-cash impairment charge of $42.7 million for the Company’s remaining financial interest related to the 2003 sale of its high density film business. Restructuring and restructuring related asset impairment charges totaled $35.2 million and $27.5 million for the first nine months of 2008 and 2007, respectively. Additional information regarding restructuring actions is provided in Note 4 to the Consolidated Financial Statements. These charges are not allocated to the reporting segments. In addition, 2007 results included a charge of $21.1 million related to an environmental claim at a subsidiary’s paper operations in Wisconsin.
Current year operating expenses were significantly affected by the rising cost of raw materials, primarily old corrugated containers, in addition to energy and freight, but the impact was offset by higher selling prices. Manufacturing productivity improvements partially offset the effect of lower volume, an unfavorable change in the mix of business, and increased converting costs. Selling and administrative costs were lower than the first nine months of 2007 by $14.4 million, due to the $21.1 million charge in 2007 related to the environmental claim discussed above.
Net interest expense for the first three quarters of 2008 decreased to $36.0 million, compared with $38.3 million during the same period of 2007. The decrease was due primarily to lower debt levels and lower average interest rates versus the prior year. As a result of the impairment of the financial assets discussed above, the Company ceased accruing interest income on these instruments, accounting for approximately $1.4 million of a year-over-year decrease in interest income, partially offsetting the favorable impacts of lower debt levels and lower interest rates.
The effective tax rate for the first nine months of 2008 was 29.2% compared with 20.8% for the same period last year. Tax expense in 2008 included the favorable effect of a tax law change in Italy, the unfavorable effects of a valuation allowance recorded against capital loss carryovers created by the impairment of financial assets discussed above, and certain restructuring charges for which tax benefits could not be recognized. The effective tax rates for both periods reflect the benefits of reduced reserves due to the expiration of U.S. federal and state statutes of limitations, which were higher in 2007 than in 2008.

SONOCO PRODUCTS COMPANY
REPORTABLE SEGMENTS
The following table recaps net sales for the first three quarters of 2008 and 2007:

	Nine Months Ended
	September 28, 2008	September 30, 2007
Net Sales:
Consumer Packaging	$1,184,355	$1,051,178
Tubes and Cores/ Paper	1,327,289	1,268,300
Packaging Services	397,648	377,787
All Other Sonoco	278,521	282,609

Consolidated	$3,187,813	$2,979,874

Consolidated operating profits, which are referred to as “Income before income taxes” on the Condensed Consolidated Statements of Income, are comprised of the following:

	Nine Months Ended
	September 28, 2008	September 30, 2007
Income before income taxes:
Segment Operating Profit
Consumer Packaging	$97,665	$75,781
Tubes and Cores/ Paper	116,601	106,036
Packaging Services	23,945	33,869
All Other Sonoco	35,569	40,441
Restructuring & Impairment Charges	(77,838)	(27,496)
Interest, net	(35,954)	(38,302)

Consolidated	$159,988	$190,329

Consumer Packaging
Sales in the Consumer Packaging segment increased approximately $133 million, or 13%, from last year’s first nine months. This increase was due to the year-over-year impact of acquisitions made in 2007, selling price increases throughout the segment and the favorable effect of foreign currency translation. Excluding the effect of acquisitions, year-to-date volume decreased less than 1% as a decline in flexible packaging was partially offset by higher sales of rigid paper and plastic containers.
Segment operating profit increased approximately 29% due to productivity improvements resulting from the resolution of operational issues experienced last year in flexible packaging and rigid paper and plastic, and an improved mix of business attributable in part to the closing of a metal ends plant in Brazil and the related transfer of certain business to the United States at a higher margin. Selling price increases offset higher converting costs and increased costs for raw materials, energy and freight, while the favorable effect of foreign currency translation was able to only partially offset the effects of declining volume.
Tubes and Cores/Paper
Sales in the Tubes and Cores/Paper segment increased approximately $59 million, or 5%, from 2007 levels. This increase resulted from higher selling prices throughout the segment and favorable foreign currency translation, partially offset by lower volume resulting from a slower economy, the closure of several customers’ paper mills in North America, and the effect of plant closures in China.
Segment operating profit showed an increase of nearly $11 million as prior year results included a $21 million charge for environmental reserves. Manufacturing productivity improvements, along with the effect of favorable foreign currency translation, also contributed to the rise in segmental operating profit. These factors were partially offset by lower volume throughout the segment and an unfavorable shift in the mix of business. In addition, selling price increases did not compensate for higher costs of material, energy, freight and converting costs.

SONOCO PRODUCTS COMPANY
Packaging Services
Sales during the first nine months of 2008 in the Packaging Services segment increased approximately $20 million, or 5%, from 2007. Sales in the segment benefited from higher contract packing volume along with the favorable effect of foreign currency translation. These factors were partially offset by lower volumes and prices in point-of-purchase displays, both down as a result of the unfavorable outcome of 2007 competitive bidding activity with a major customer. In addition, lower contract packing pricing had a negative impact on the year over year sales comparison.
The volume declines in point of purchase displays along with lower prices throughout the segment were the primary drivers of a 29% decline in segment operating profit. Because contract packing services are performed on a cost pass-through basis, the volume decrease did not have a significant impact on operating profits.
All Other Sonoco
Sales in All Other Sonoco decreased approximately $4 million, or 1% from the first three quarters of 2007. Volume declines in wire and cable reels, protective packaging and molded plastics, primarily as a result of a slow housing market, more than offset selling price increases, favorable foreign currency translation and the impact of a small acquisition made in the fourth quarter of 2007.
Operating profit decreased 12% as a result of the volume decline along with an unfavorable shift in the mix of business. Productivity improvements in protective packaging, wire and cable reels and molded and extruded plastics partially offset these negative factors. Selling price increases offset higher material, energy and freight costs.
Financial Position, Liquidity and Capital Resources
The Company’s financial position remained strong during the third quarter of 2008. Cash flows from operations totaled $310.2 million in the first nine months of 2008, compared with $257.9 million in the same period last year. The year-over-year increase of $52.3 million was primarily the result of higher net income (excluding non-cash asset impairment charges), cash received from insurance settlements relating to the Fox River environmental issue at the Company’s U.S. Paper Mills Corp. subsidiary, and relative year-over-year improvements in working capital.
During the nine months ended September 28, 2008, the Company funded capital expenditures of $91.5 million, acquisitions of $5.5 million, and paid dividends of $79.6 million. Total debt decreased by $63.0 million during the first nine months of 2008 to $786.5 million at September 28, 2008, as cash generated from operations was used to pay down outstanding borrowings. On January 2, 2008, the Company prepaid its 6.125% industrial revenue bond with $35.1 million of other lower rate borrowings classified as long-term. On April 1, 2008, the Company prepaid its 6.0% industrial revenue bond with $35.0 million of other lower rate borrowings classified as long-term.
During the nine months ended September 28, 2008, the Company made contributions of $11.1 million to its various retirement and postretirement benefit plans. Funding of the Company’s U.S. defined benefit pension plan was not required in 2008. The 2009 funding requirement will not be determined until the December 31, 2008 asset values are known; however, based on the September 28, 2008 asset values, the Company would not be required to make any contributions to the Plan in 2009 due to its ability to utilize a credit balance that exists due to having previously funded the Plan in excess of the minimum requirement.
The Company operates a $500 million commercial paper program that provides a flexible source of domestic liquidity. The program is supported by the Company’s five-year committed bank credit facility of an equal amount established May 3, 2006, with a syndicate of twelve lenders. Although the commercial paper program has continued to operate efficiently during the recent disruption of global credit markets, the Company has experienced an increase in the effective borrowing rate for the commercial paper it issues. In the event that the disruption of global credit markets was to become so severe that the Company was unable to issue commercial paper, it has the contractual right to draw funds directly on the underlying bank credit facility. Based on the information currently available to it, the Company believes that the lenders continue to have the ability to meet their obligations under the facility. At the Company’s discretion, the borrowing rate for such loans could be based on either the agent bank’s prime rate, or a pre-established spread over LIBOR. Outstanding commercial paper, a component of the Company’s long-term debt, totaled $180.0 million at September 28, 2008.

SONOCO PRODUCTS COMPANY
Certain assets and liabilities are reported in the Company’s financial statements at fair value, the fluctuation of which can affect the Company’s financial position and results of operations. Items reported by the Company on a recurring basis at fair value include derivative contracts and pension and deferred compensation related assets. The vast majority of these items are valued based either on quoted prices in active and accessible markets or on other observable inputs. Pension assets are valued annually and currently reflect values as of December 31, 2007. Less than five percent of the fair values of the Company’s pension plan assets are measured using unobservable inputs. The remaining items are reflected in the financial statements at their fair value as of the respective balance sheet dates. Fair value measurements are discussed further in Note 9 to the Consolidated Financial Statements.
At September 28, 2008, the Company had commodity swaps outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. These swaps, which have maturities ranging from October 2008 to June 2011, qualify as cash flow hedges under FAS 133. The fair market value of these commodity swaps was a net unfavorable position of $5.8 million at September 28, 2008, and a net unfavorable position of $2.6 million at December 31, 2007. Natural gas contracts covering an equivalent of 6.6 million MMBtu, and aluminum contracts covering 7.2 thousand metric tons, were outstanding at September 28, 2008.
Restructuring and Impairment
Information regarding restructuring charges and restructuring-related asset impairment charges is provided in Note 4 to the Company’s Condensed Consolidated Financial Statements. Information regarding financial asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements.
New Accounting Pronouncements
Information regarding new accounting pronouncements is provided in Note 13 to the Company’s Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Information about the Company’s exposure to market risk is discussed under Part I, Item 2 in this report and was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on February 28, 2008. Except for the change noted in Part II – Item 1A – “Risk Factors” of this report, there have been no other material quantitative or qualitative changes in market risk exposure since the date of that filing.
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

SONOCO PRODUCTS COMPANY
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Information with respect to legal proceedings and other exposures appears in Part I – Item 3 – “Legal Proceedings” and Part II – Item 8 – “Financial Statements and Supplementary Data” (Note 13 - “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and in Part I – Item 1 – “Financial Statements” (Note 15 – “Commitments and Contingencies”) of this report. In April 2006, the United States and the State of Wisconsin (plaintiffs) sued U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, and NCR Corporation (NCR), an unrelated company, to recover certain costs incurred for response activities undertaken regarding the release and threatened release of hazardous substances and specific areas of elevated concentrations of polychlorinated biphenyls (PCBs) in sediments in the Lower Fox River and Green Bay in northeastern Wisconsin (hereinafter the Site). Pursuant to a Consent Decree agreed to by NCR and U.S. Mills as a consequence of the litigation, the Site is to be cleaned up on an expedited basis and NCR and U.S. Mills started removing contaminated sediment in May 2007. The remediation involves removal of sediment from the riverbed, dewatering of the sediment and storage at an offsite landfill. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation, which the Company currently estimates to be between $29.9 million and $39.1 million for the project as a whole. The actual costs associated with cleanup of this particular site are dependent upon many factors and it is reasonably possible that remediation costs could be higher than the current estimate of project costs. Moreover, U.S. Mills and NCR are in the early stages of a mediation proceeding with a contractor who claims additional compensation.
In addition to the Site discussed above, as previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2007, U.S. Mills faces additional exposure related to potential natural resource damage and environmental remediation costs for a larger stretch of the lower Fox River, including the bay at Green Bay, which includes the Site discussed above (Operating Units 2 – 5). On April 9, 2007, U.S. Mills, in conjunction with other potentially responsible parties (PRPs), presented to the U.S. Environmental Protection Agency and the Wisconsin Department of Natural Resources a proposed schedule to mediate the allocation issues among eight PRPs, including U.S. Mills. Non-binding mediation began in May 2007 and continued as bilateral/multilateral negotiations although no agreement among the parties occurred. On June 12, 2008, NCR and Appleton Papers, Inc., as plaintiffs, commenced suit in the United States District Court for the Eastern District of Wisconsin (No. 08-CV-0016-WCG) against U.S. Mills, as one of a number of defendants, seeking a declaratory judgment allocating among all the parties the costs and damages associated with the pollution and clean up of the Lower Fox River. The suit also seeks damages from the defendants for amounts already spent by the plaintiffs, including natural resource damages, and future amounts to be spent by all parties with regard to the pollution and cleanup of the Lower Fox River. The court has initially limited discovery to information regarding when each party knew, or should have known, that recycling NCR-brand carbonless paper would result in the discharge of PCBs to a water body and what action, if any, each party took to avoid the risk of further contamination. The court has set a trial date for those issues only for December 1, 2009. U.S. Mills plans to vigorously defend the suit.
As of September 28, 2008, U.S. Mills had accrued a total of $60.8 million for potential liabilities associated with the Fox River contamination (not including amounts accrued for remediation at the Site). That amount represents the minimum of the range of probable loss that can be reasonably estimated based on information available through the date of this report. At December 31, 2007, the accrual had been $20.0 million. In two separate actions during 2008, U.S. Mills increased its estimate of the minimum amount of potential loss it believes it is likely to incur for all Fox River related liabilities (other than the Site) from $20.0 million to $60.8 million. Accordingly, U.S. Mills recognized additional pre-tax charges of $40.8 million in 2008 ($15.0 million in the first quarter, followed by $25.8 million in the second quarter) for such potential liabilities. Also during 2008, settlements totaling $40.8 million were reached on certain of the insurance policies covering the Fox River contamination. The recognition of these insurance settlements effectively offset the impact to quarterly earnings of the additional charges in both the first and second quarters of 2008. Although the Company lacks a reasonable basis for identifying any amount within the range of possible loss as a better estimate than any other amount, as has previously been disclosed, the upper end of the range may exceed the net worth of U.S. Mills. However, because the discharges of hazardous materials into the environment occurred before the

SONOCO PRODUCTS COMPANY
Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $76 million at September 28, 2008.
On July 7, 2008, the Company was served with a complaint filed in the United States District Court for South Carolina by the City of Ann Arbor Employees’ Retirement System, individually and on behalf of others similarly situated. The suit purports to be a class action on behalf of those who purchased the Company’s common stock between February 7, 2007 and September 18, 2007, except officers and directors of the Company. The complaint alleges that the Company issued press releases and made public statements during the class period that were materially false and misleading because the Company allegedly had no reasonable basis for the earnings projections contained in the press releases and statements, and that such information caused the market price of the Company’s common stock to be artificially inflated. The Complaint also names certain Company officers as defendants and seeks an unspecified amount of damages plus interest and attorneys’ fees. The Company believes that the claims are without merit and intends to vigorously defend itself against the suit.
Item 1A. Risk Factors.
Recent turmoil in the credit markets has resulted in higher short-term borrowing costs and, for some companies, has limited their access to short-term funding. Beyond added borrowing costs, it is possible that further deterioration in the credit markets could adversely affect the Company’s ability to access funds on reasonable terms in a timely manner. Should such conditions arise and persist over a period of several weeks, it would significantly impact the Company’s ability to operate its business and execute its plans. In addition, disruption in the credit markets may negatively impact our customers’ and/or suppliers’ ability to conduct business on a normal basis.
Item 6. Exhibits.
Exhibit 10-1	–	Deferred Compensation Plan for Key Employees of Sonoco Products Company (a.k.a. Deferred Compensation Plan for Corporate Officers of Sonoco Products Company), as amended October 15, 2008

Exhibit 10-2	–	Omnibus Benefit Restoration Plan of Sonoco Products Company, amended and restated as of January 1, 2008

Exhibit 10-3	–	Deferred Compensation Plan for Outside Directors of Sonoco Products Company, as amended October 15, 2008

Exhibit 10-4	–	Sonoco Products Company Amended and Restated Trust Agreement for Executives, as of October 15, 2008

Exhibit 10-5	–	Sonoco Products Company Amended and Restated Directors Deferral Trust Agreement, as of October 15, 2008

Exhibit 15	–	Letter re: unaudited interim financial information

Exhibit 31	–	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

Exhibit 32	–	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

SONOCO PRODUCTS COMPANY
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date: October 29, 2008	By: /s/ Charles J. Hupfer Charles J. Hupfer
Senior Vice President and Chief Financial Officer
(principal financial officer)

By: /s/ Barry L. Saunders Barry L. Saunders
Vice President and Corporate Controller
(principal accounting officer)

SONOCO PRODUCTS COMPANY
EXHIBIT INDEX

Exhibit
Number	Description

10-1	Deferred Compensation Plan for Key Employees of Sonoco Products Company (a.k.a. Deferred Compensation Plan for Corporate Officers of Sonoco Products Company), as amended October 15, 2008

10-2	Omnibus Benefit Restoration Plan of Sonoco Products Company, amended and restated as of January 1, 2008

10-3	Deferred Compensation Plan for Outside Directors of Sonoco Products Company, as amended October 15, 2008

10-4	Sonoco Products Company Amended and Restated Trust Agreement for Executives, as of October 15, 2008

10-5	Sonoco Products Company Amended and Restated Directors Deferral Trust Agreement, as of October 15, 2008

15	Letter re: unaudited interim financial information

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)