Form 10-K
period 2008-12-31
SONOCO PRODUCTS CO
filed 2009-02-27
CIK 91767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

The aggregate market value of voting common stock held by nonaffiliates of the registrant (based on the New York Stock Exchange closing price) on June 27, 2008, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $2,970,969,646. Registrant does not (and did not at June 27, 2008) have any non-voting common stock outstanding.

As of February 20, 2009, there were 99,789,952 shares of no par value common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the annual meeting of shareholders to be held on April 15, 2009, which statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference in Part III.

■ TABLE OF CONTENTS

FORM 10-K ■ SONOCO 2008 ANNUAL REPORT	1

■ SONOCO PRODUCTS COMPANY

Forward-looking Statements

Statements included in this Annual Report on Form 10-K that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The words “estimate,” “project,” “intend,” “expect,” “believe,” “consider,” “plan,” “anticipate,” “objective,” “goal,” “guidance,” “outlook,” “forecasts,” “future,” “will,” and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding offsetting high raw material costs; improved productivity and cost containment; adequacy of income tax provisions; refinancing of debt; adequacy of cash flows; anticipated amounts and uses of cash flows; effects of acquisitions and dispositions; adequacy of provisions for environmental liabilities; financial strategies and the results expected from them; continued payments of dividends; stock repurchases; producing improvements in earnings; financial results for future periods; and creation of long-term value for shareholders. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, expectations, beliefs, plans, strategies and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, without limitation:

•  availability and pricing of raw materials;

•  success of new product development and introduction;

•  ability to maintain or increase productivity levels and contain or reduce costs;

•  international, national and local economic and market conditions;

•  availability of credit to us, our customers and/or suppliers in needed amounts and/or on reasonable terms;

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

•  rate of growth in foreign markets;

•  foreign currency, interest rate and commodity price risk and the effectiveness of related hedges;

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

■ PART I

Item 1. Business

(a) General development of business –

The Company is a South Carolina corporation founded in Hartsville, South Carolina, in 1899 as the Southern Novelty Company. The name was subsequently changed to Sonoco Products Company (the “Company” or “Sonoco”). Sonoco is a manufacturer of industrial and consumer packaging products and a provider of packaging services, with 327 locations in 35 countries.

Information about the Company’s acquisitions, dispositions, joint ventures and restructuring activities is provided in Notes 2 and 3 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(b) Financial information about segments –

Information about the Company’s reportable segments is provided in Note 17 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(c) Narrative description of business –

Products and Services – The following discussion outlines the principal products produced and services provided by the Company.

Consumer Packaging

The Consumer Packaging segment accounted for approximately 38%, 36% and 36% of the Company’s net sales in 2008, 2007 and 2006, respectively. The operations in this segment consist of 61 plants throughout the world. The products, services and markets of the Consumer Packaging segment are as follows:

Rigid Packaging – Paper
Products and Services	Markets
Round and shaped composite paperboard cans, paperboard pails, single-wrap paperboard packages, fiber cartridges

Food: Powdered beverages and infant formulas, cereal, coffee, snacks, nuts, cookies and crackers, confectionery, frozen concentrates, refrigerated dough, spices/seasonings, nutritional supplements, pet foods

Nonfood: Adhesives, caulks, cleansers, chemicals, lawn and garden, automotive, pet products

Rigid Packaging – Blow Molded Plastics
Products and Services	Markets
Monolayer and multilayer bottles, jars, tubs, squeeze tubes

Food: Noncarbonated high-barrier beverages/ready-to-drink products, condiments

Nonfood: Health and beauty, household chemicals, industrial chemicals, pharmaceuticals, automotive, adhesives/specialty products

Rigid Packaging – Thermoformed Plastic
Products and Services	Markets
Monolayer, coated and barrier and non-barrier laminated tubs, cups, consumer and institutional trays	Processed foods, sauces and dips, pet foods, snacks and nuts, fresh-cut produce, desserts
Ends and Closures
Products and Services	Markets
Aluminum, steel and peelable membrane easy-open closures for composite, metal and plastic containers	Pet food, vegetables, fruit, seafood, poultry, soup and pasta, dairy, powdered infant formula, coffee
Printed Flexible Packaging
Products and Services	Markets
Flexible packaging made from thin-gauge, high-value-added rotogravure, flexographic and combination printed film including high-performance laminations, rotogravure cylinder engraving	Confectionery and gum, hard-baked goods, coffee, processed foods, beverages, snack foods, pet foods, home and personal care

Sonoco’s rigid packaging – paper products are the Company’s second largest revenue-producing group of products and services, representing approximately 17%, 15% and 16% of consolidated net sales in 2008, 2007 and 2006, respectively.

Tubes and Cores/Paper

    The Tubes and Cores/Paper segment accounted for approximately 41%, 42% and 42% of the Company’s net sales in 2008, 2007 and 2006, respectively. This segment serves its markets through 171 plants on five continents. Sonoco’s paper operations provide the primary raw material for the Company’s fiber-based packaging. Sonoco uses approximately 65% of the paper it manufactures and the remainder is sold to third parties. This vertical integration strategy is supported by 22 paper mills with 32 paper machines and 50 recycling facilities throughout the world. In 2008, Sonoco had the capacity to manufacture approximately 1.8 million tons of recycled paperboard. The products, services and markets of the Tubes and Cores/Paper segment are as follows:

Tubes and Cores
Products and Services	Markets
Paperboard tubes, cores, roll packaging, molded plugs, pallet components, concrete forms, void forms, rotary die boards	Construction, film, flowable products, metal, paper mill, shipping and storage, tape and label, textiles, converters

FORM 10-K ■ SONOCO 2008 ANNUAL REPORT	3

Paper
Products and Services	Markets
Recycled paperboard, chipboard, tubeboard, lightweight corestock, boxboard, linerboard, specialty grades, recovered paper	Converted paper products, spiral winders, beverage insulators

Sonoco’s tubes and cores products and services are the Company’s largest revenue-producing group of products and services, representing approximately 30%, 31% and 31% of consolidated net sales in 2008, 2007 and 2006, respectively.

Packaging Services

The Packaging Services segment accounted for approximately 12%, 13% and 12% of the Company’s consolidated net sales in 2008, 2007 and 2006, respectively. The products, services and markets of the Packaging Services segment are as follows:

Service Centers
Products and Services	Markets
Packaging supply chain management, including custom packing, fulfillment, primary package filling, scalable service centers, global brand artwork management	Personal care, baby care, beauty, healthcare, food, electronics, hosiery, pharmaceuticals, office supplies, toys
Point-of-Purchase (P-O-P)
Products and Services	Markets
Designing, manufacturing, assembling, packing and distributing temporary, semipermanent and permanent P-O-P displays, as well as contract packaging, co-packing and fulfillment services	Automotive, beverages, confectionery, electronics, cosmetics, foods, fragrances, healthcare, home and garden, liquor, medical, office supply, over-the-counter drugs, personal care, sporting goods, tobacco

All Other Sonoco

All Other Sonoco accounted for approximately 9%, 9% and 10% of the Company’s net sales in 2008, 2007 and 2006, respectively. In addition to the products and services outlined in each of the segments above, the Company produces the following products:

Wire and Cable Reels
Products and Services	Markets
Steel, nailed wooden, plywood, recycled and poly-fiber reels	Wire and cable manufacturers

Molded and Extruded Plastics
Products and Services	Markets
Product design, tool design and fabrication; manufacturing in both injection molding and extrusion technologies	Consumer and industrial packaging, food service, textiles, wire and cable, fiber optics, plumbing, filtration, automotive, medical, healthcare
Paperboard Specialties
Products and Services	Markets
Custom-printed Stancap® glass covers, Rixie™ coasters, other paper amenities	Hotels and resorts, food and beverage, healthcare facilities, catering services, transportation, advertising
Protective Packaging
Products and Services	Markets
Proprietary Sonopost® technology, Sonobase® carrier, the Sonopop® system (sold by Sonoco CorrFlex), concepts, design, testing and manufacturing of multimaterial total packaging solutions, on-site engineering, ISTA- and Sears-certified engineering and testing facilities, contract testing facilities	Household appliances, heating and air conditioning, office furnishings, automotive, fitness equipment, lawn and garden, promotional and palletized distribution

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

Raw Materials – The principal raw materials used by the Company are recoverd paper, paperboard, steel, aluminum and plastic resins. Raw materials are purchased from a number of outside sources. The Company considers the supply and availability of raw materials to be adequate to meet its needs.

Patents, Trademarks and Related Contracts – Most inventions and product and process innovations are generated by Sonoco’s development and engineering staff, and are important to the Company’s internal growth. Patents have been granted on many inventions created by Sonoco staff in the United States and other countries. These patents are managed globally by a Sonoco intellectual capital management team through the Company’s subsidiary, Sonoco Development, Inc. (SDI). SDI globally manages patents, trade secrets, confidentiality agreements and license agreements. Some patents have been licensed to other manufacturers. Sonoco also licenses a few patents from outside companies and universities. U.S. patents expire after 17 or 20 years, depending on the patent issue date. New patents replace many of the abandoned or expired patents. A second intellectual capital subsidiary of Sonoco, SPC Resources, Inc., globally manages Sonoco’s trademarks, service marks, copyrights and Internet domain names. Most of Sonoco’s products are marketed worldwide under trademarks such as Sonoco®, Sonotube®, Safe-Top®, Sealed Safe®, Duro® and Durox®. Sonoco’s registered Web domain names such as www.sonoco.com and www.sonotube.com provide information about Sonoco, its people and products. Trademarks and domain names are licensed to outside companies where appropriate.

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

Dependence on Customers – On an aggregate basis, the five largest customers in the Tubes and Cores/Paper segment accounted for approximately 7% of that segment’s sales and the five largest customers in the Consumer Packaging segment accounted for approximately 32% of that segment’s sales. The dependence on a few customers in the Packaging Services segment is more significant as the five largest customers in this segment accounted for approximately 68% of that segment’s sales.

Sales to Procter & Gamble, the Company’s largest customer, represented approximately 12% of the Company’s consolidated revenues in 2008. In addition, this concentration of sales volume resulted in a corresponding concentration of credit, representing approximately 12% of the Company’s consolidated trade accounts receivable at December 31, 2008. No other customer comprised more than 5% of the Company’s consolidated revenues in 2008 or accounts receivable at December 31, 2008.

Backlog – Most customer orders are manufactured with a lead time of three weeks or less. Therefore, the amount of backlog orders at December 31, 2008, was not material. The Company expects all backlog orders at December 31, 2008, to be shipped during 2009.

Competition – The Company sells its products in highly competitive markets, which include paper, textile, film, food, chemical, pharmaceutical, packaging, construction, and wire and cable. All of these markets are influenced by the overall rate of economic activity and their behavior is principally driven by supply and demand. Because we operate in highly competitive markets, we regularly bid for new and continuing business. Losses and/or awards of business from our largest customers, customer changes to alternative forms of packaging, and the repricing of business, can have a significant effect on our operating results. The Company manufactures and sells many of its products globally. The Company, having operated internationally since 1923, considers its ability to serve its customers worldwide in a timely and consistent manner a competitive advantage. The Company also believes that its technological leadership, reputation for quality and vertical integration are competitive advantages. Expansion of the Company’s product lines and global presence is driven by the rapidly changing needs of its major customers, who demand high-quality, state-of-the-art, environmentally compatible packaging, wherever they choose to do business. It is important to be a low-cost producer in order to compete effectively. The Company is constantly focused on productivity improvements and other cost-reduction initiatives utilizing the latest in technology.

Research and Development – Company-sponsored research and development expenses totaled approximately $15.9 million in 2008, $15.6 million in 2007, and $12.7 million in 2006. Customer-sponsored research and development expenses were not material in any of these periods. Significant projects in Sonoco’s Tubes and Cores/Paper segment during 2008 included efforts to design and develop new products for the construction industry and for the film and tape industries. In addition, efforts were focused on enhancing performance characteristics of the Company’s tubes and cores in the textile, film and paper packaging areas, as well as on projects aimed at enhancing productivity. During 2008, the Consumer Packaging segment continued to invest in a broad range of cost-reduction projects, high-value flexible packaging enhancements, rigid plastic containers technology and next-generation composite packaging.

Compliance with Environmental Laws – Information regarding compliance with environmental laws is provided in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Risk Management,” and in Note 15 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Number of Employees – Sonoco had approximately 17,500 employees worldwide as of December 31, 2008.

(d) Financial information about geographic areas –

Financial information about geographic areas is provided in Note 17 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, and in the information about market risk in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Risk Management” of this Annual Report on Form 10-K.

(e) Available information –

    The Company electronically files with the Securities and Exchange Commission (SEC) its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its periodic reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the “1934 Act), and proxy materials pursuant to Section 14 of the 1934 Act. The SEC maintains a site on the Internet, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Sonoco also makes its filings available, free of charge, through its Web site, www.sonoco.com , as soon as reasonably practical after the electronic filing of such material with the SEC.

FORM 10-K ■ SONOCO 2008 ANNUAL REPORT	5

Executive Officers of the Registrant –

Name	Age	Position and Business Experience for the Past Five Years
Harris E. DeLoach, Jr.	64	Chairman of the Board, President and Chief Executive Officer since 2005. Previously President and Chief Executive Officer July 2000-April 2005; Chief Operating Officer April-July 2000; Sr. Executive Vice President, Global Industrial Products/ Paper/Molded Plastics 1999-2000; Executive Vice President, High Density Film, Industrial Container, Fibre Partitions, Protective Packaging, Sonoco Crellin and Baker Reels 1996-1999. Joined Sonoco in 1985.
Jim C. Bowen	58	Sr. Vice President, Sonoco Recycling and Internal Supply since November 2008. Previously Sr. Vice President 2002-2008; Sr. Vice President, Global Paper Operations 2000-2002; Vice President/General Manager – Paper 1997-2000. Joined Sonoco in 1972.
Cynthia A. Hartley	60	Sr. Vice President, Human Resources since 2002. Previously Vice President, Human Resources 1995-2002. Prior experience: Vice President, Human Resources, Dames & Moore and National Gypsum Company. Joined Sonoco in 1995.
Charles J. Hupfer	62	Sr. Vice President and Chief Financial Officer since February 2009. Previously Sr. Vice President, Chief Financial Officer and Corporate Secretary 2005-2009; Vice President, Chief Financial Officer and Corporate Secretary 2002-2005; Vice President, Treasurer and Corporate Secretary 1995-2002. Joined Sonoco in 1975.
M. Jack Sanders	55	Executive Vice President, Industrial since February 2008. Previously Sr. Vice President, Global Industrial Products 2006-2008; Vice President, Global Industrial Products January 2006-October 2006; Vice President, Industrial Products, N.A. 2001-2006; Division Vice President/General Manager, Protective Packaging 1998-2001. Joined Sonoco in 1987.
Eddie L. Smith	57	Vice President, Industrial Products and Paper, Europe since 2006. Previously Vice President, Customer and Business Development 2002-2006; Vice President/General Manager, Flexible Packaging 1998-2002. Joined Sonoco in 1971.
Charles L. Sullivan, Jr.	65	Executive Vice President, Consumer since 2005. Previously Sr. Vice President 2000-2005. Prior experience: Regional Director, Cargill Asia/Pacific in 2000 and President, Cargill’s Salt Division 1995-2000. Joined Sonoco in 2000.

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

The Company has incurred in the past, and may incur in the future, fines, penalties and legal costs relating to environmental matters, and costs relating to the damage of natural resources, lost property values and toxic tort claims. The Company has made expenditures to comply with environmental regulations and expects to make additional expenditures in the future. As of December 31, 2008, approximately $70.5 million was reserved for environmental liabilities. Such reserves are established when it is considered probable that the Company has some liability. In part because nearly all of the Company’s potential environmental liabilities are joint and severally shared with others, the Company’s maximum potential liability cannot be reasonably estimated. However, the Company’s actual liability in such cases may be substantially higher than the reserved amount. Additional charges could be incurred due to changes in law, or the discovery of new information, and those charges could have a material adverse effect on operating results.

General economic conditions in the United States may change, having a negative impact on the Company’s earnings.

    Domestic sales accounted for approximately 63% of the Company’s consolidated revenues. Even with the Company’s diversification across various markets and customers, due to the nature of the

Company’s products and services, general economic downturns can have an adverse impact on the Company’s reported results.

Conditions in foreign countries where the Company operates may reduce earnings.

The Company has operations throughout North and South America, Europe, Australia and Asia, with facilities in 35 countries. In 2008, approximately 37% of consolidated sales came from operations and sales outside of the United States. Accordingly, economic conditions, political situations, and changing laws and regulations in those countries may adversely affect revenues and income.

Raw materials price increases may reduce net income.

Most of the raw materials the Company uses are purchased from third parties. Principal examples are recovered paper, steel, aluminum and resin. Prices for these raw materials are subject to substantial fluctuations that are beyond the Company’s control and can adversely affect profitability. Many of the Company’s long-term contracts with customers permit limited price adjustments to reflect increased raw material costs. Although both contractual and non-contractual prices may be increased in an effort to offset increases in raw materials costs, such adjustments may not occur quickly enough, or be sufficient to prevent a materially adverse effect on net income and cash flow.

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

Acquisitions also involve special risks, including, without limitation, the potential assumption of unanticipated liabilities and contingencies, and difficulties in integrating acquired businesses. While management believes that acquisitions will improve the Company’s competitiveness and profitability, no assurance can be given that acquisitions will be successful or accretive to earnings. If actual performance in an acquisition falls significantly short of the projected results, or the assessment of the relevant facts and circumstances changes, it is possible that a noncash impairment charge of any related goodwill would be required.

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

The Company has an aggregate projected benefit obligation for its defined benefit plans in excess of $1.2 billion. The calculation of this obligation is sensitive to the underlying discount rate assumption. Reductions in the long-term yield of high-quality debt instruments would result in a higher projected benefit obligation and higher net periodic benefit cost. A higher projected benefit obligation may result in a change in funded status that significantly reduces shareholders’ equity. The Company has total assets of approximately $0.8 billion funding a portion of the projected benefit obligation. Decreases in fair value of these assets may result in a higher net periodic benefit cost and a change in the funded status that significantly reduces shareholders’ equity.

The Company may not be able to develop new products acceptable to the market.

For many of the Company’s businesses, organic growth depends meaningfully on new product development. If new products acceptable to the Company’s customers are not developed in a timely fashion, growth potential may be hindered.

The Company may not be able to locate suitable acquisition candidates.

If significant acquisition candidates that meet the Company’s specific criteria are not located, the Company’s potential for growth may be restricted.

The Company, or its customers, may not be able to obtain necessary credit or, if so, on reasonable terms.

    The Company operates a $500 million commercial paper program supported by a five-year bank credit facility of an equal amount committed by a syndicate of lenders until May 2011. In the event that recent disruptions in global credit markets were to become so severe that the Company was unable to issue commercial paper, it has the contractual right to draw funds directly on the underlying bank credit facility. The Company believes that the lenders continue to have the ability to meet their obligations under the facility. However, if these obligations are not met, the Company may be forced to seek more costly or cumbersome forms of credit. Should such credit be unavailable for an extended time, it would significantly affect the Company’s ability to operate its business and execute its plans. In addition, the Company’s customers may experience liquidity problems as a result of the ongoing credit-driven economic recession that could negatively affect the Company’s ability to collect receivables and maintain business relationships.

FORM 10-K ■ SONOCO 2008 ANNUAL REPORT	7

Foreign exchange rate fluctuations may reduce the Company’s earnings.

As a result of operating globally, the Company is exposed to changes in foreign exchange rates. Generally, each of the Company’s foreign operations both produces and sells in its respective local currency, limiting the Company’s exposure to foreign currency transactions. The Company monitors its exposures and, from time to time, may use forward currency contracts to hedge certain forecasted currency transactions or foreign currency denominated assets and liabilities. In addition to potential transaction losses, the Company’s reported results of operations and financial position could be negatively affected by exchange rates when the activities and balances of its foreign operations are translated into U.S. dollars for financial reporting purposes.

Item 1B. Unresolved Staff Comments

There are no unresolved written comments from the SEC staff regarding the Company’s periodic or current 1934 Act reports.

Item 2. Properties

The Company’s corporate offices are owned and operated in Hartsville, South Carolina. There are 101 owned and 70 leased facilities used by operations in the Tubes and Cores/Paper segment, 27 owned and 34 leased facilities used by operations in the Consumer Packaging segment, three owned and 17 leased facilities used by operations in the Packaging Services segment, and 18 owned and 32 leased facilities used by all other operations. Europe, the most significant foreign geographic region in which the Company operates, has 55 manufacturing locations.

Item 3. Legal Proceedings

The Company has been named as a potentially responsible party (PRP) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing agreements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites cannot be determined. As of December 31, 2008 and 2007, the Company had accrued $70.5 million and $31.1 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.

Fox River

The Company believes the issues regarding the Fox River, which are discussed in some detail below, currently represent the Company’s greatest loss exposure for environmental liability. The Company also believes that all of its exposure to such liability for the Fox River is contained within its wholly owned subsidiary, U.S. Paper Mills Corp. (U.S. Mills). Accordingly, regardless of the amount of liability that U.S. Mills may ultimately bear, Sonoco Products Company believes its maximum additional pre-tax loss for Fox River issues will essentially be limited to its investment in U.S. Mills, the book value of which was approximately $78 million at December 31, 2008.

The extent of U.S. Mills’ potential liability remains subject to many uncertainties and the Company periodically reevaluates U.S. Mills’ potential liability and the appropriate reserves based on information available to it. U.S. Mills’ eventual liability, which may be paid out over several years, will depend on a number of factors. In general, the most significant factors include: (1) the total remediation costs for the sites for which U.S. Mills is found to have liability and the share of such costs U.S. Mills is required to bear; (2) the total natural resource damages for such sites and the share of such costs U.S. Mills is required to bear, and (3) U.S. Mills’ costs to defend itself in this matter.

U.S. Mills was officially notified by governmental entities in 2003 that it, together with a number of other companies, had been identified as a PRP for environmental claims under CERCLA and other statutes, arising out of the presence of polychlorinated biphenyls (PCBs) in sediments in the lower Fox River and in the bay of Green Bay in Wisconsin. U.S. Mills was named as a PRP because scrap paper purchased by U.S. Mills as a raw material for its paper making processes more than 30 years ago allegedly included carbonless copy paper that contained PCBs, some of which were included in wastewater from U.S. Mills’ manufacturing processes that was discharged into the Fox River. The Company acquired the stock of U.S. Mills in 2001, and the alleged contamination predates the acquisition. Although Sonoco was also notified that it was a PRP, its only involvement is as a subsequent shareholder of U.S. Mills. As such, the Company has responded that it has no separate responsibility apart from U.S. Mills.

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

    In July 2003, the U.S. Environmental Protection Agency (EPA) and Wisconsin Department of Natural Resources (WDNR) issued their final cleanup plan (known as a Record of Decision, or ROD) for a portion of the Fox River. The ROD addressed the lower part of the Fox River and portions of Green Bay, where the EPA and WDNR (the Governments) estimate the bulk of the sediments that need to be remediated are located. In two portions of the lower part of the Fox River covered by the ROD – Operable Units (OUs) 3 and 4 – the

Governments selected large-scale dredging as the cleanup approach. OU 3 is the section of the Fox River running downstream from Little Rapids to the De Pere dam, and OU 4 runs from the De Pere dam downstream to the mouth of the Fox River at Green Bay. U.S. Mills’ De Pere plant is just below the De Pere dam and, prior to 1972, discharged wastewater into the river downstream of the dam in OU 4. In the ROD, the Governments estimated that approximately 6.5 million cubic yards of sediment would be removed from OUs 3 and 4 at an estimated cost of approximately $284 million (approximately $26.5 million for OU 3 and approximately $257.5 million for OU 4). The Governments also identified “capping” the riverbed with appropriate materials as a “contingent remedy” to be evaluated during the remedial design process. For Green Bay (OU 5), the Governments selected monitored natural attenuation as the cleanup approach at an estimated cost of approximately $40 million. The Governments also indicated that some limited dredging near the mouth of the river might be required, which would ultimately be determined during the design stage of the project. Earlier, in January 2003, the Governments had issued their ROD for the upper portions of the Fox River – OUs 1 and 2. Combining the then current cost estimates from both RODs, it appeared that the Governments expected the selected remedies for all five OUs to cost approximately $400 million, exclusive of contingencies. In March 2004, NCR Corporation (NCR) and Georgia- Pacific Corporation (G-P) entered into an Administrative Order on Consent (AOC) with the Governments to perform engineering design work for the cleanup of OUs 2 – 5.

In the course of the ongoing design work, additional sampling and data analysis identified elevated levels of PCBs in certain areas of OU 4 near the U.S. Mills’ De Pere plant (the OU 4 hotspot). In November 2005, the Governments notified U.S. Mills and NCR that they would be required to design and undertake a removal action that would involve dredging, dewatering and disposing of the PCB-contaminated sediments from the OU 4 hotspot. In furtherance of this notification, on April 12, 2006, the United States and the State of Wisconsin sued NCR and U.S. Mills in the U. S. District Court for the Eastern District of Wisconsin in Milwaukee (Civil Action No. 06-C-0484). NCR and U.S. Mills agreed to a Consent Decree with the United States and the State of Wisconsin pursuant to which the site is to be cleaned up on an expedited basis and NCR and U.S. Mills started removing contaminated sediment in May 2007. Although the defendants specifically did not admit liability for the allegations of the complaint, they are bound by the terms of the Consent Decree.

NCR and U.S. Mills reached agreement between themselves that each would fund 50% of the costs of remediation of the OU 4 hotspot, which the Company currently estimates to be between $28 million and $41 million for the project as a whole. Project implementation began in 2006, but most of the project cost is expected to be incurred by the end of 2008. Although the funding agreement does not acknowledge responsibility or prevent either party from seeking reimbursement from any other parties (including each other), the Company has accrued a total of $17.7 million ($12.5 million in 2005 and $5.2 million in 2007), as its estimate of the portion of costs that U.S. Mills expects to incur under the funding agreement. The actual costs associated with cleanup of this particular site are dependent upon many factors and it is reasonably possible that remediation costs could be higher than the current estimate of project costs. Moreover, U.S. Mills and NCR are in the early stages of an arbitration proceeding with a contractor who claims additional compensation.

At the time of the Company’s acquisition of U.S. Mills in 2001, U.S. Mills and the Company estimated U.S. Mills’ liability for the Fox River cleanup at a nominal amount based on Government reports and conversations with the Governments about the anticipated limited extent of U.S. Mills’ responsibility, the belief, based on U.S. Mills’ prior assertions, that no significant amount of PCB-contaminated raw materials had been used at the U.S. Mills plants, and the belief that any PCB contamination in the Fox River, other than a de minimis amount, was not caused by U.S. Mills. It appeared at that time that U.S. Mills and the Governments would be able to resolve the matter and dismiss U.S. Mills as a PRP for a nominal payment. Accordingly, no significant reserve was established at the time. However, the Governments subsequently declined to enter into such a settlement. Nonetheless, U.S. Mills continued to believe that its liability exposure was very small based on its continuing beliefs that no significant amount of PCB-contaminated raw materials had been used at the U.S. Mills plants and that any significant amount of PCB contamination in the section of the Fox River located adjacent to its plant was not caused by U.S. Mills.

In May/June 2005, U.S. Mills first learned of elevated levels of PCBs (the OU 4 hotspot) in the Fox River adjacent to its De Pere plant. U.S. Mills, while still not believing its De Pere plant was the source of this contamination, entered into the consent decree to remediate the OU 4 hotspot as discussed above.

In June 2006, U.S. Mills first received the results of tests it initiated on the U.S. Mills property that suggest that the De Pere plant may have processed as part of its furnish more than the de minimis amounts of PCB-contaminated paper reflected in the records available to the Company. This information seemed to contradict the Company’s previous understanding of the history of the De Pere plant. Based on these most recent findings, it is possible that U.S. Mills might be responsible for a larger portion of the remediation than previously anticipated. The total estimated cost set forth in the ROD for remediation of OU 4 was approximately $257.5 million and the estimated cost of monitoring OU 5 was approximately $40 million (a 2007 amendment to the ROD estimated the cost of OUs 2 – 5 at $390 million). There are two alleged PRPs located in OU 4 (of which the smaller is the plant owned by U.S. Mills). It is possible that U.S. Mills and the owners of the other plant, together with NCR, the original generator of the carbonless copy paper, could be required to bear a majority of the remediation costs of OU 4, and share with other PRPs the cost of monitoring OU 5. U.S. Mills has discussed possible remediation scenarios with other PRPs who have indicated that they expect U.S. Mills to bear an unspecified but meaningful share of the costs of OU 4 and OU 5.

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

FORM 10-K ■ SONOCO 2008 ANNUAL REPORT	9

unreimbursed costs and natural resource damages. On April 9, 2007, U.S. Mills, in conjunction with other PRPs, presented to the EPA and the WDNR a proposed schedule to mediate the allocation issues among eight PRPs, including U.S. Mills. Non-binding mediation began in May 2007 and continued as bilateral/multilateral negotiations until mid 2008. To date, no agreement among the parties has occurred. On June 12, 2008, NCR and Appleton Papers, Inc., as plaintiffs, commenced suit in the United States District Court for the Eastern District of Wisconsin (No. 08-CV-0016-WCG) against U.S. Mills, as one of a number of defendants, seeking a declaratory judgment allocating among all the parties the costs and damages associated with the pollution and cleanup of the Lower Fox River. The suit also seeks damages from the defendants for amounts already spent by the plaintiffs, including natural resource damages, and future amounts to be spent by all parties with regard to the pollution and cleanup of the Lower Fox River. The court has initially limited discovery to information regarding when each party knew, or should have known, that recycling NCR-brand carbonless paper would result in the discharge of PCBs to a water body and what action, if any, each party took to avoid the risk of further contamination. The court has set a trial date for those issues only for December 1, 2009. U.S. Mills plans to vigorously defend the suit.

On November 13, 2007, the EPA issued a unilateral Administrative Order for Remedial Action pursuant to Section 106 of CERCLA. The order requires U.S. Mills and the seven other respondents to jointly take various actions to cleanup OUs 2 – 5. The order establishes two phases of work. The first phase consists of planning and design work as well as preparation for dredging and other remediation work and was initially required to be completed by December 31, 2008. The second phase consists primarily of dredging and disposing of contaminated sediments and the capping of dredged and less contaminated areas of the river bottom. The second phase is required to begin in 2009 when weather conditions permit and is expected to continue for several years. The order also provides for a $32,500 per day penalty for failure by a respondent to comply with its terms as well as exposing a non-complying respondent to potential treble damages. Although U.S. Mills has reserved its rights to contest liability for any portion of the work, it is cooperating with the other respondents to comply with the first phase of the order, although its financial contribution will likely be determined by the lawsuit commenced in June 2008.

As of December 31, 2008, U.S. Mills had accrued a total of $60.8 million for potential liabilities associated with the remediation of OUs 2 – 5 (not including amounts accrued for remediation of the OU 4 hotspot). That amount represents the minimum of the range of probable loss that can be reasonably estimated based on information available through the date of this report. At December 31, 2007, the accrual had been $20.0 million. In two separate actions during 2008, U.S. Mills increased its estimate of the minimum amount of potential loss it believes it is likely to incur for all Fox River related liabilities (other than the OU 4 hotspot) from $20.0 million to $60.8 million. Accordingly, U.S. Mills recognized additional pre-tax charges of $40.8 million in 2008 for such potential liabilities. Also during 2008, settlements totaling $40.8 million were reached on certain of the insurance policies covering the Fox River contamination. The recognition of these insurance settlements effectively offset the impact to earnings of the additional charges in 2008.

The actual costs associated with cleanup of the Fox River site are dependent upon many factors and it is reasonably possible that total remediation costs could be higher than the current estimates of project costs which range from $390 million to more than $600 million for OUs 2 – 5. Some, or all, of any costs incurred by U.S. Mills may be subject to recoupment from other parties, but no amounts have been recognized in the financial statements of the Company for any such potential recoveries. Given the ongoing remedial design work being conducted, and the initial stages of remediation, it is possible there could be some additional changes to some elements of the reserve within the next year or thereafter, although that is difficult to predict.

Similarly, U.S. Mills does not have a basis for estimating the possible cost of any natural resource damage claims against it. Accordingly, reserves have not been provided for this potential liability. However, for the entire river remediation project, the lowest estimate in the Governments’ 2000 report on natural resource damages was $176 million.

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

Although the Company lacks a reasonable basis for identifying any amount within the range of possible loss as a better estimate than any other amount, as has previously been disclosed, the upper end of the range may exceed the net worth of U.S. Mills. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $78 million at December 31, 2008.

Other Legal Matters

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

Additional information regarding legal proceedings is provided in Note 15 to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

FORM 10-K ■ SONOCO 2008 ANNUAL REPORT	11

■ PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the stock symbol “SON.” As of December 31, 2008, there were approximately 42,000 shareholder accounts. Information required by Item 201(d) of Regulation S-K can be found in Part III, Item 12 of this Annual Report on Form 10-K. The following table indicates the high and low sales prices of the Company’s common stock for each full quarterly period within the last two years as reported on the New York Stock Exchange, as well as cash dividends declared per common share:

	High	Low	Cash Dividends
2008
First Quarter	$33.48	$25.97	$.26
Second Quarter	$34.85	$28.20	$.27
Third Quarter	$35.81	$29.58	$.27
Fourth Quarter	$31.04	$19.84	$.27

2007
First Quarter	$38.90	$36.19	$.24
Second Quarter	$44.91	$38.10	$.26
Third Quarter	$44.75	$29.65	$.26
Fourth Quarter	$34.76	$28.45	$.26

The Company did not make any unregistered sales of its securities during 2008, and did not purchase any of its securities during the fourth quarter of 2008.

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

	Years ended December 31
(Dollars and shares in thousands except per share data)	2008	2007	2006	2005	2004
Operating Results
Net sales	$4,122,385	$4,039,992	$3,656,839	$3,528,574	$3,155,433
Cost of sales and operating expenses	3,772,751	3,695,917	3,310,751	3,232,590	2,897,046
Restructuring/Asset impairment charges	100,061	36,191	25,970	21,237	18,982
Interest expense	53,401	61,440	51,952	51,559	47,463
Interest income	(6,204)	(9,182)	(6,642)	(7,938)	(5,400)
Income before income taxes	202,376	255,626	274,808	231,126	197,342
Provision for income taxes	54,797	55,186	93,329	84,174	58,858
Equity in earnings of affiliates/minority interest, net of tax	(17,029)	(13,716)	(13,602)	(14,925)	(12,745)
Net income	$164,608	$214,156	$195,081	$161,877	$151,229
Per common share
Net income available to common shareholders:
Basic	$1.64	$2.13	$1.95	$1.63	$1.54
Diluted	1.63	2.10	1.92	1.61	1.53
Cash dividends	1.07	1.02	0.95	0.91	0.87
Weighted average common shares outstanding:
Basic	100,321	100,632	100,073	99,336	98,018
Diluted	100,986	101,875	101,534	100,418	98,947
Actual common shares outstanding at December 31	99,732	99,431	100,550	99,988	98,500
Financial Position
Net working capital	$231,794	$269,598	$282,974	$265,014	$282,226
Property, plant and equipment, net	973,442	1,105,342	1,019,594	943,951	1,007,295
Total assets	3,086,466	3,340,243	2,916,678	2,981,740	3,041,319
Long-term debt	656,847	804,339	712,089	657,075	813,207
Total debt	689,825	849,538	763,992	781,605	906,961
Shareholders’ equity	1,162,975	1,441,537	1,219,068	1,263,314	1,152,879
Current ratio	1.3	1.4	1.4	1.4	1.4
Total debt to total capital[1]	37.2%	37.1%	38.5%	38.2%	44.0%
[1]	Calculated as Total Debt divided by the sum of Total Debt and Shareholders’ Equity.

FORM 10-K ■ SONOCO 2008 ANNUAL REPORT	13

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL OVERVIEW

Sonoco is a leading manufacturer of consumer and industrial packaging products and provider of packaging services with 327 locations in 35 countries. The Company’s operations are organized and reported in three segments, Consumer Packaging, Tubes and Cores/Paper and Packaging Services, while a number of smaller businesses are discussed as All Other Sonoco. Generally, the Company serves two broad end-use markets: consumer and industrial. Consumer and industrial sales are split approximately 54% and 46%, respectively. Geographically, approximately 63% of sales are generated in the United States, 19% in Europe, 9% in Canada and 9% in other regions.

The Company is a market-share leader in many of its product lines, particularly in tubes, cores and composite containers and competition in most of the Company’s businesses is intense. Demand for the Company’s products and services is primarily driven by the overall level of consumer consumption of non-durable goods, however, certain product groups are tied more directly to durable goods, such as appliances, and construction. As a result, our businesses that supply and/or service consumer product companies tend to be, on a relative basis, more recession resistant than those that service industrial markets.

Despite the ongoing global economic recession and credit crisis, conditions in consumer markets have been relatively stable over the past several years, though deterioration in the Company’s domestic textile and paper markets has negatively impacted the Company’s industrial businesses. Many of our businesses operate in industries where excess marginal capacity works to restrain the pricing ability of all market participants. This condition can be magnified by a slowdown in the overall economy.

Strategy and Opportunities

Financially, the Company’s objective is to deliver average annual double-digit total returns to shareholders over time. To meet that target, the Company focuses on three major areas: driving profitable sales growth, improving margins, and leveraging the Company’s strong cash flow and financial position. Operationally, the Company’s goal is to be the low-cost global leader in customer-preferred packaging solutions within targeted customer market segments.

In December 2007, the Company shared its five-year plan to grow revenue, improve margins and more effectively utilize assets. The five-year plan continues the Company’s recent focus on growing its consumer-related business faster than the industrial-related business, with the goal of transitioning the Company’s overall mix of business to approximately 60% consumer and 40% industrial by 2012.

The Company’s primary growth drivers are increasing organic sales, geographic expansion, strategic acquisitions and providing total packaging solutions for customers. Over the next five years, revenue growth is expected to be equally split between organic growth and acquisitions. Some of the organic growth is expected to occur in the form of new products. The five-year plan targets average annual sales from new products (those on the market for two years or less) at $100 million to $150 million. Sales from new products were $136 million in 2008, $100 million in 2007, and $111 million in 2006.

Management believes the Company’s financial position and strong cash flow provide a competitive advantage in the current recessionary environment as the ability of some competitors to reliably meet customer needs is threatened by liquidity constraints and profitability concerns.

The Company’s plan to improve margins focuses on leveraging fixed costs, improving productivity, maintaining a positive price/cost relationship (raising selling price at least enough to recover inflation of material, energy and freight costs), and improving underperforming operations.

RESULTS OF OPERATIONS

2008 Overview

Despite its many challenges, 2008 saw the Company’s sales reach a record $4.12 billion, up 2% from 2007. Net income was $164.6 million compared to $214.2 million for 2007. Raw material and energy costs rose dramatically in the first half of 2008 and, in the second half, the global recession, intensified by the onset of the credit crisis, led to a steep reversal in those same costs and a sharp decline in sales volume. In the end, overall volumes were down for the year and increased selling prices were more than offset by higher average costs. Productivity gains were strong, but fell short of recent levels due to the inefficiencies associated with lower capacity utilization.

The weakened economy affected the Company’s industrial related businesses more than its consumer businesses. Volume declines in the Tubes and Cores/Paper segment resulted in segment sales being down $37 million from the prior year. In the Consumer Packaging segment, where volume declines have been more modest, price increases and acquisitions led to an increase in sales of $132 million. Year-to-year sales in the Packaging Services segment were essentially flat, and lower volume in the businesses comprising All Other Sonoco resulted in reduced sales of $11 million.

Overall gross profit margin declined to 17.6% compared to 18.7% in 2007 and 19.3% in 2006. The sequential declines track the decay in the overall economy, beginning in 2007 with the drop off in housing sales and construction and spreading more broadly in 2008, and the soaring increase in commodity costs from mid-2007 through mid-2008. As noted above, declines in volume and the Company’s inability to consistently adjust selling prices as quickly and to the same degree as the rise in costs have pressured margins throughout this period. In December 2008, the Company announced and substantially executed a realignment of manufacturing capacity to more closely match market conditions and to establish an affordable fixed cost structure that is expected to aid margins going forward.

    Net income for 2008 was negatively impacted by largely noncash restructuring and restructuring-related asset impairment charges totaling $30.8 million, net of tax, and a noncash financial asset impairment charge of $31.0 million, net of tax. Net income in 2007 included similar restructuring charges totaling $25.3 million, net of tax, and an increase in environmental reserves of $14.8 million, net of tax, related to a subsidiary’s paper operations in Wisconsin. Net income in 2007 benefited from a lower effective tax rate primarily due to the release of tax reserves and foreign tax rate reductions.

Due primarily to the investment losses incurred on its benefit plan assets during 2008, the aggregate unfunded position of the Company’s various benefit plans increased by $318 million. While the change in the funded status of the plans did not impact 2008 earnings, it did result in a reduction to shareholders’ equity of approximately $200 million, net of tax.

The Company generated $379 million in cash from operations during 2008, which was used to fund capital expenditures, pay down debt, and return value to shareholders through increased dividends. Cash on hand increased more than $30 million during the year ended December 31, 2008. The Company believes that cash on hand, cash generated from operations, and the available borrowing capacity under its commercial paper program provide adequate liquidity to fund operations, meet its financial obligations and pursue its strategic objectives.

Outlook

The Company expects that it will be able to hold, and in some cases expand, market share across its businesses in 2009. Volumes will largely depend on the direction of the economy, which is very uncertain at this time. Changes in raw material and energy costs are expected to be less volatile than in 2008 and move in line with changes in the economy, for the most part allowing the Company to more effectively manage the price/cost relationship.

The Company is bracing itself for the economic weakness experienced in late 2008 to continue well into 2009. Under these conditions, most of our businesses would likely see annual sales volumes well below 2008 levels. However, barring any substantial worsening of the economy, new products and customers in rigid containers are expected to benefit sales and profits in Consumer Packaging. The Company also expects that productivity improvements, recent restructuring actions and other cost control measures will aid 2009 results and leave the Company well positioned for an eventual economic turnaround.

Reduced nominal returns due to lower asset levels, together with the amortization of losses on plan assets, will result in a year-over-year increase in pension and postretirement benefit plan expenses of approximately $59 million in 2009. Cash contributions to these plans in 2009 are expected to total approximately $20 million.

The consolidated effective tax rate, which was 27.1% in 2008, is expected to be approximately 32% in 2009.

As discussed below under “Critical Accounting Policies and Estimates,” should certain of the Company’s businesses fail to perform up to expectations, the outlook for those businesses deteriorate, or other circumstances or assumptions adversely change, goodwill impairment charges may be recognized.

Restructuring Charges, Unusual Items and Other Activities

Restructuring/Asset Impairment Charges

During 2008, the Company recognized restructuring and restructuring-related asset impairment charges totaling $57.4 million ($34.9 million after tax). These charges were comprised of severance and termination benefits of $24.2 million, asset impairment charges of $20.6 million, and other exit costs of $12.6 million. The charges resulted from a number of plant closures, some of which were initiated in 2007, as well as the permanent elimination of an additional 125 salaried positions. Plant closures which gave rise to significant costs in 2008 include the following: three rigid packaging plants in the United States; three paper mills, one each in the United States, Canada and China; a specialty paper machine in the United States; a metal ends plant in Brazil; and three tube and core plants, one each in Canada, Spain and China. Asset impairment charges related primarily to the closures of the metal ends plant in Brazil, the rigid packaging plants in the United States, the paper mills in the United States and Canada, and the tube and cores plant in Spain. Impairment charges of $3.2 million were also recognized on other continuing long-lived assets. Impaired assets were written down to the lower of carrying amount or fair value, less estimated costs to sell, if applicable. Other exit costs consist of building lease termination charges and other miscellaneous costs related to plant closings as well as pension curtailment and settlement costs related to defined benefit pension plans at certain closed facilities in Canada.

Also in 2008, the Company recorded a noncash financial asset impairment charge of $42.7 million ($31.0 million after tax). This charge resulted from writing off two financial instruments, a preferred equity interest and a subordinated note receivable, which had been obtained in the Company’s 2003 sale of its High Density Film business. The Company’s year-end 2007 financial review of the buyer indicated that collectibility was probable. Accordingly, the instruments were included in “Other Assets” in the Company’s Consolidated Balance Sheets at December 31, 2007. However, based on updated information provided by the buyer late in the first quarter of 2008, the Company concluded that neither the collection of its subordinated note receivable nor redemption of its preferred equity interest was probable, and that their value was likely zero. Accordingly, the Company recognized an asset impairment charge for the full carrying amount of the instruments in the first quarter of 2008. The buyer subsequently filed a petition for relief under Chapter 11 with the United States Bankruptcy Court for the District of Delaware that included a plan of reorganization, which was approved by the court June 26, 2008. As part of the plan of reorganization, the Company’s preferred equity interest and its subordinated note receivable were extinguished.

    During 2007, the Company recognized restructuring and asset impairment charges totaling $36.2 million ($25.4 million after tax). These charges resulted primarily from closing the following facilities: a metal ends plant in Brazil; two rigid packaging plants, one in the United States and one in Germany; rigid packaging production lines in the United Kingdom; two paper mills, one in China and one in France; three tube and core plants, one in the United States and two in Canada; two molded plastics plants, one in the United States and one in Turkey; and a point-of-purchase display manufacturing plant in the United States. Five of these closures were not part of a formal restructuring plan. The remaining closures were part of restructuring plans announced in 2006 and 2003. The charges were comprised of severance and termination benefits of $11.9 million, other exit costs of $7.6 million, and asset impairment charges of $16.7 million. Other exit costs consist of building lease termination charges and other miscellaneous costs related to closing these facilities. Asset impairment charges

FORM 10-K ■ SONOCO 2008 ANNUAL REPORT	15

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

The Company also recorded noncash, after-tax income in the amount of $4.1 million in 2008, $0.1 million in 2007 and $0.4 million in 2006 to reflect minority shareholders’ portions of restructuring costs that were charged to expense. This income is included in “Equity in earnings of affiliates/minority interest in subsidiaries, net of tax” in the Company’s Consolidated Statements of Income.

The Company expects to recognize future additional restructuring costs of approximately $11 million associated with previously announced restructuring actions. The Company believes the majority of these charges will be incurred and paid by the end of 2009.

Acquisitions/Joint Ventures

The Company completed two acquisitions during 2008 at an aggregate cost of $5.5 million in cash. These acquisitions consisted of Amtex Packaging, Inc., a packaging fulfillment company included in the Packaging Services segment, and VoidForm International Ltd., a Canada-based construction tube business included in the Tubes and Cores/Paper segment. The acquisition of these businesses is expected to generate annual sales of approximately $6 million. The Company has accounted for these acquisitions as purchases and, accordingly, has included their results of operations in consolidated net income from the respective dates of acquisition. Pro forma results have not been provided, as the acquisitions were not material to the Company’s financial statements, individually or in the aggregate.

The Company completed four acquisitions during 2007, and purchased the remaining 51.1% interest in a small joint venture in Europe, at an aggregate cost of $236.3 million, all of which was paid in cash. Acquisitions made in the Consumer Packaging segment included Matrix Packaging, Inc., a leading manufacturer of custom-designed blow molded rigid plastic containers and injection molded products with operations in the United States and Canada, and the fiber and plastic container business of Caraustar Industries, Inc. Additional acquisitions in 2007 consisted of a small tube and core business in Mexico, which is included in the Tubes and Cores/Paper segment, and a small protective packaging business in the United States, which is included in All Other Sonoco. The Company also purchased the remaining 51.1% interest in AT-Spiral OY, a European tubes and cores joint venture. Annual sales from these acquisitions are expected to total approximately $200 million. As these acquisitions were not material to the Company’s financial statements, individually or in the aggregate, pro forma results have not been provided.

The Company completed six acquisitions during 2006, and purchased the remaining 35.5% minority interest of its Sonoco-Alcore S.a.r.l. joint venture, at an aggregate cost of $227.3 million, all of which was paid in cash. Annual sales from these acquisitions, excluding the joint venture interest, are expected to total $130 million. The Company had previously consolidated the joint venture, which was included in the Tubes and Cores/Paper segment, so no additional sales were reported as a result of the purchase of the remaining interest.

Other Special Charges, Income Items and Contingencies

In two separate actions during 2008, U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, recognized additional pre-tax charges of $40.8 million as the Company increased its estimate of the minimum amount of potential loss it believes U.S. Mills is likely to incur for all Fox River related environmental liabilities. Also during 2008, settlements totaling $40.8 million were reached on certain of the insurance policies covering the Fox River contamination. The recognition of these insurance settlements offset the impact to earnings of the additional charges in 2008.

In 2007, U.S. Mills recorded charges totaling $25.2 million ($14.8 million after tax) in association with environmental remediation liabilities for various sites in the lower Fox River in Wisconsin. In 2005, U.S. Mills recorded a $12.5 million charge ($7.6 million after tax) related to one of the sites. The charges are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.

The 2005 charge and $5.2 million of the 2007 charge related to a particular site on the lower Fox River in which remediation of PCB-contaminated sediments has already begun. The total charge of $17.7 million represents the Company’s best estimate of what it is likely to pay to complete the project; however, the actual costs associated with remediation of this particular site are dependent upon many factors, and it is possible that actual costs could exceed current estimates. The Company acquired U.S. Mills in 2001, and the identified contamination predates the acquisition. Some or all of any costs incurred may be recoverable from third parties; however, there can be no assurance that such claims for recovery will be successful. Accordingly, no amounts have been recognized in the financial statements for such recovery.

    In February 2007, U.S. Mills and seven other potentially responsible parties received a general notice of potential liability under the Comprehensive Environmental Response, Compensation, and Liability Act from the Environmental Protection Agency (EPA) and the Wisconsin Department of Natural Resources relating to a stretch of the lower Fox River, including the bay at Green Bay. The contamination referred to in this notice covers a vastly larger area than the site referred to in the paragraph above. Non-binding mediation among some of the potentially responsible parties began in May 2007 and continued as bilateral/multilateral negotiations until mid 2008. To date, no agreement among the parties has occurred, but the parties are now involved in litigation to determine their relative responsibility for the costs of remediation. Although U.S. Mills’ ultimate share of the liability could conceivably exceed its net worth, the Company believes the maximum additional exposure to Sonoco’s consolidated financial position is limited to the equity position of U.S. Mills which was approximately $78 million as of December 31, 2008, excluding any tax benefits that may reduce the net charge. For a more detailed discussion of the Fox River environmental matters, see “Item 3. Legal Proceedings” above.

Results of Operations 2008 versus 2007

Operating Revenue

Consolidated net sales for 2008 were $4.12 billion, an $82 million, or 2.0%, increase over 2007.

The components of the sales change were:

($ in millions)
Selling price	$103
Acquisitions (net of dispositions)	71
Currency exchange rate	69
Volume/Mix	(161)
Total sales increase	$82

Average selling prices were generally higher throughout the Company, with the exceptions of Sonoco Recycling and point-of-purchase and fulfillment operations, as the Company was able to implement price increases in response to higher costs of labor, energy, freight and materials. Companywide volume, excluding service center revenue, which was on a pass-through basis, decreased approximately 4.4% from 2007 levels. The overall volume decrease was driven by declines in Tubes and Cores/Paper, Packaging Services and All Other Sonoco. In Consumer Packaging, global rigid paper and plastic volume increased slightly despite the harsh economic conditions in the second half of the year. Total domestic sales were $2.6 billion, up 3% from 2007. International sales were $1.5 billion, basically flat with 2007 levels.

Costs and Expenses

In 2008, aggregate pension and postretirement expenses decreased $8.4 million to $25.8 million, versus $34.2 million in 2007. Approximately 75% of these expenses are reflected in cost of sales and the balance in selling, general and administrative expenses. The Company expects pension and postretirement expenses to increase by approximately $59 million in 2009 as a result of decreased investment gains due to lower plan asset levels and the amortization of losses on plan assets. There was a negative return on the assets of U.S.-based defined benefit plans of 24.3% in 2008, compared with a positive return of 8.4% in 2007. Future years’ expense will depend largely on the performance of plan assets and the general level of long-term interest rates.

Selling, general and administrative expenses as a percentage of sales decreased to 9.1% for the year from 10.1% in 2007. In total, these expenses declined $35.3 million year over year. Of the decline, $15.6 million is due primarily to lower 2008 incentive compensation costs related to diminished current year operating results, reduced pension and postretirement expenses and to fixed cost management pursued in response to the sharp economic downturn. The remaining change, $19.7 million, is attributable to last year’s $25.2 million U.S. Mills environmental charge, as discussed above, which was partially offset by a $5.5 million recovery from an outside party of certain benefit costs.

Operating results also reflect restructuring and restructuring-related asset impairment charges of $57.4 million and $36.2 million in 2008 and 2007, respectively. In addition, 2008 results include a $42.7 million noncash financial asset impairment charge for the Company’s remaining financial interest related to the 2003 sale of its high-density film business. These items are discussed in more detail in the section above titled, “Restructuring Charges, Unusual Items and Other Activities.”

Research and development costs, all of which were charged to expense, totaled $15.9 million and $15.6 million in 2008 and 2007, respectively. Management expects research and development spending in 2009 to be consistent with these levels.

Net interest expense totaled $47.2 million for the year ended December 31, 2008, compared with $52.3 million in 2007. The decrease was due primarily to lower average debt levels and lower average interest rates.

The 2008 effective tax rate was 27.1%, compared with 21.6% in 2007. The year-over-year increase in the effective tax rate was due primarily to the 2007 release of tax reserves on expiration of statutory assessment periods in an amount greater than in 2008, and foreign tax rate reductions due to tax law changes in 2007. The 2008 results also included favorable adjustments to the basis of acquired assets resulting from a tax law change in Italy and the unfavorable impact of a capital loss for which the ultimate recognition of a benefit is uncertain and a valuation allowance had to be established.

The estimate for the potential outcome for any uncertain tax issue is highly judgmental. The Company believes it has adequately provided for any reasonably foreseeable outcome related to these matters. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitations on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the effective tax rate may fluctuate significantly.

FORM 10-K ■ SONOCO 2008 ANNUAL REPORT	17

Reportable Segments

Consolidated operating profits, also referred to as “Income before income taxes” on the Consolidated Statements of Income, are comprised of the following:

($ in millions)	2008	2007	% Change
Consumer Packaging segment	$130.4	$104.5	24.7%
Tubes and Cores/Paper segment	145.8	143.7	1.5%
Packaging Services segment	29.1	44.5	(34.7)%
All Other Sonoco	44.4	51.4	(13.6)%
Restructuring/Asset impairment charges	(100.1)	(36.2)	(176.5)%
Interest expense, net	(47.2)	(52.3)	9.7%
Consolidated operating profits	$202.4	$255.6	(20.8)%

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

See Note 17 to the Company’s Consolidated Financial Statements for more information on reportable segments.

Consumer Packaging

($ in millions)	2008	2007	% Change
Trade sales	$1,570.3	$1,438.1	9.2%
Segment operating profits	130.4	104.5	24.7%
Depreciation, depletion and amortization	72.7	66.5	9.4%
Capital spending	41.7	74.2	(43.8)%

Sales in this segment increased due to the full year impact of the May 2007 acquisition of Matrix Packaging, Inc. along with increased selling prices throughout the segment. In addition, even though the dollar strengthened during the second half of the year, the total year impact of exchange rates was favorable by $4.6 million. These favorable impacts were partially offset by lower volume in flexible packaging, closures and rigid plastic packaging. Overall segment volumes, excluding the impact of acquisitions, were down less than 1%. Domestic sales were approximately $1,180 million, up 15.0% from 2007, and international sales were approximately $390 million, down 5.2% from 2007. The decline in international sales reflects the shutdown of a metal ends plant in Brazil and the subsequent transfer of a majority of its business into the United States.

Segment operating profits increased primarily due to the impact of productivity and purchasing initiatives along with the full year impact of the May 2007 acquisition of Matrix Packaging, Inc. Current year earnings benefited from the shutdown of two plants that contributed negatively to 2007 results, partially offset by the negative impact of a plant startup in Ohio. The productivity and purchasing gains were partially offset by the small overall decline in volume and an unfavorable shift in the mix of business. In 2008, selling price increases were able to effectively offset increased costs of raw materials, freight, energy and labor. A significant increase in the Company’s cost of tinplate steel, which is reset periodically under contract, took effect at the beginning of 2009. Due to customer contract limitations, the Company expects to recover only a part of the cost increase through selling price adjustments during the first half of the year. Due to the timing of the offsetting price increases, the Company expects that approximately $5 million of these higher costs will not be recovered during 2009.

Significant capital spending included increasing rigid plastic container production capacity in the United States and productivity projects throughout the segment.

Tubes and Cores/Paper

($ in millions)	2008	2007	% Change
Trade sales	$1,674.6	$1,712.0	(2.2)%
Segment operating profits	145.8	143.7	1.5%
Depreciation, depletion and amortization	87.6	91.2	(3.9)%
Capital spending	70.5	75.7	(6.8)%

    The decrease in sales was due to volume shortfalls throughout the segment and the closure of an under-performing paper mill in China. The volume shortfalls were partially offset by increased selling prices for converted products and the effect of favorable exchange rates. The impact of lower volume, the majority of which occurred during the fourth quarter of the year, was felt throughout the segment, but most significantly in domestic and European tube and core operations. Excluding the net impact of divestitures, volume in the segment decreased by approximately 6%. Domestic sales decreased approximately $25 million, or 3.0%, to approximately $800 million. International sales decreased approximately $12 million, or 1.4% to approximately $875 million, with the lower decline reflecting the benefit of a weaker dollar throughout much of the year.

Due to last year’s $25.2 million charge for environmental reserves, the slight increase in year-over-year segment operating profits is not fully indicative of actual current year performance. Lower volumes and an unfavorable shift in the mix of business hampered current year results, and, if not for last year’s environmental charge, segment operating profits would have posted a year-over-year decline. Productivity and purchasing initiatives along with the impact of closing the paper facility in China favorably impacted current year results. Somewhat offsetting these benefits were higher energy, freight, material and labor costs that were not fully recovered by selling price increases.

Significant capital spending included the modification of several paper machines, primarily in the United States and Europe, and productivity projects throughout the segment.

Packaging Services

($ in millions)	2008	2007	% Change
Trade sales	$517.5	$518.8	(0.3)%
Segment operating profits	29.1	44.5	(34.7)%
Depreciation, depletion and amortization	11.7	11.8	(1.4)%
Capital spending	2.8	3.7	(24.0)%

Sales decreased slightly as volume shortfalls and lower selling prices were mostly offset by a favorable impact from exchange rates and added sales from a small acquisition. The selling price decreases were primarily the result of competitive bidding activity in the latter half of 2007, the impacts of which were not fully realized until 2008. Domestic sales decreased to approximately $334 million, a 10.7% reduction, while international sales increased to approximately $183 million, up 26.8%, primarily as a result of increased service center volume in Poland.

The decrease in segment operating profits is attributable to lower selling prices and volume decreases in point-of-purchase and fulfillment operations. In addition, lower capacity utilization negatively impacted productivity. Although service center volume increased, it had very little impact on profits as these sales were on a pass-through basis with no significant additional gross margin.

Capital spending included capacity expansion in Europe as well as numerous productivity and customer development projects in the United States and Europe.

All Other Sonoco

($ in millions)	2008	2007	% Change
Trade sales	$359.9	$371.1	(3.0)%
Operating profits	44.4	51.4	(13.6)%
Depreciation, depletion and amortization	10.7	11.8	(9.8)%
Capital spending	8.1	15.9	(48.9)%

Sales for All Other Sonoco decreased on lower volumes in molded plastics, protective packaging and wire and cable reels, which were partially offset by selling price increases and the effect of favorable exchange rates. Domestic sales were approximately $282 million, down 4.1% from 2007, and international sales were approximately $78 million, an increase of 1.2%.

Operating profits in All Other Sonoco decreased due to volume declines and an unfavorable shift in the mix of business, partially offset by manufacturing productivity and purchasing initiatives. Through higher selling prices, the Company was able to recover increases in raw material costs but not higher costs of energy, freight and labor.

Capital spending included investing in productivity and customer development projects in the United States, Europe and Asia for molded and extruded plastics, protective packaging and wire and cable reels.

Financial Position, Liquidity and Capital Resources

Cash Flow

Cash flow from operations totaled $379.4 million in 2008, compared with $445.1 million in 2007. The decline was due largely to a lower level of working capital improvement in 2008 than in the preceding year due in part to the timing of certain payments at the end of 2008.

Cash flows used by investing activities decreased to $110.2 million in 2008, from $379.6 million in 2007. The decrease was primarily due to a $230.7 million decrease in year-over-year acquisition spending combined with a $46.3 million year-over-year decrease in capital spending. Capital spending of $123.1 million in 2008 marked a return to more historic levels, compared with the $169.4 million spent in 2007. Capital spending is expected to be approximately $120 million—$130 million in 2009.

Net cash used by financing activities totaled $241.4 million in 2008, compared with $75.0 million in 2007. The Company repaid a net $153.0 million of debt during 2008 whereas it had increased net borrowings by $78.7 million in 2007 due principally to the repurchase of 3.0 million shares of the Company’s common stock and prior year acquisition spending of $236.3 million.

Current assets decreased by $97.7 million to $930.0 million at December 31, 2008. This decrease is largely attributable to lower levels of inventory and accounts receivable at December 31, 2008, stemming from slower business conditions in the fourth quarter of 2008 compared with the same period last year and from the impact of foreign currency translation due to a stronger U.S. dollar relative to most other major currencies at the end of 2008 compared to the end of 2007. Current liabilities decreased by $59.9 million to $698.2 million at December 31, 2008. This decrease was due in part to lower accounts payable for the same reasons noted above, as well as lower accrued wages and notes payable. These decreases were partially offset by a higher year-over-year balance in accrued expenses due primarily to increased environmental and restructuring reserves. The current ratio was 1.3 at December 31, 2008 and 1.4 at December 31, 2007.

     The Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either a cash deposit or borrowing position through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both.

FORM 10-K ■ SONOCO 2008 ANNUAL REPORT	19

Contractual Obligations

The following table summarizes contractual obligations at December 31, 2008:

	Payments Due In
($ in millions)	Total	2009	2010-2011	2012-2013	Beyond 2013	Uncertain
Debt obligations	$ 689.8	$33.0	$201.5	$259.3	$196.0	$ —
Interest payments[1]	203.5	35.7	62.6	54.9	50.3	—
Operating leases	127.3	34.1	45.8	26.5	20.9	—
Income tax contingencies[2]	36.0	—	—	—	—	36.0
Purchase obligations[3]	330.4	35.8	80.9	52.0	161.7	—
Total contractual obligations[4]	$1,454.4	$138.6	$390.8	$392.7	$428.9	$103.4
[1]	Includes interest payments on outstanding fixed-rate, long-term debt obligations as well as financing fees on the backstop line of credit.
[2]	Due to the nature of this obligation, the Company is unable to estimate the timing of the cash outflows.
[3]	Includes only long-term contractual commitments. Does not include short-term obligations for the purchase of goods and services used in the ordinary course of business.
[4]	Excludes potential cash funding requirements of the Company’s retirement plans and retiree health and life insurance plans.

Capital Resources

The Company reduced its total debt by $159.7 million during 2008 to a total of $689.8 million at December 31, 2008. This reduction was accomplished through net repayments of outstanding debt during the year of $153.0 million and a foreign currency translation impact of $6.7 million. During the latter part of 2008, the Internal Revenue Service issued a temporary rule extending to 60 days the period that U.S. corporations may borrow funds from foreign subsidiaries without unfavorable tax consequences. The Company utilized this rule during the final two months of the year to access approximately $72 million of offshore cash on hand, which was used to reduce commercial paper outstanding. These short-term lending arrangements were subsequently settled in 2009, resulting in equivalent increases in commercial paper outstanding and cash on hand. Depending on its immediate offshore cash needs, the Company may choose to access such funds again as allowed by the temporary rule.

The Company operates a $500 million commercial paper program that provides a flexible source of domestic liquidity. The program is supported by the Company’s five-year committed bank credit facility of an equal amount established May 3, 2006, with a syndicate of lenders that is committed until May 2011. The commercial paper program has continued to operate efficiently during the recent disruption of global credit markets. In the event that the disruption of global credit markets were to become so severe that the Company was unable to issue commercial paper, it has the contractual right to draw funds directly on the underlying bank credit facility. Based on the information currently available to it, the Company believes that the lenders continue to have the ability to meet their obligations under the facility. At the Company’s discretion, the borrowing rate for such loans could be based on either the agent bank’s prime rate, or a pre-established spread over the London InterBank Offered Rate (LIBOR). Outstanding commercial paper, a component of the Company’s long-term debt, totaled $95.0 million at December 31, 2008.

On January 2 and April 1, 2008, the Company prepaid its 6.125% and 6.0% industrial revenue bonds, respectively. The combined $70.1 million redemptions were financed with commercial paper.

Acquisitions and internal investments are key elements of the Company’s growth strategy. The Company believes that cash on hand, cash generated from operations, and the available borrowing capacity under its existing credit agreement will enable it to support this strategy. Although the Company currently has no intent to do so, it may obtain additional financing in order pursue its growth strategy. Although the Company believes that it has excess borrowing capacity beyond its current lines, there can be no assurance, especially in light of current credit market conditions, that such financing would be available or, if so, at terms that are acceptable to the Company.

The Company’s various U.S and international defined benefit pension and postretirement plans were underfunded at the end of 2008 by $459.6 million. Based on current actuarial estimates, the Company anticipates that total 2009 contributions to its benefit plans will be comparable to 2008 levels which were approximately $20 million. This amount reflects the full utilization of the remaining funding credits available for the U.S. qualified defined benefit pension plan that resulted from having previously funded the plan in excess of minimum requirements. Funding requirements beyond 2009 will depend largely on actual investment returns and future actuarial assumptions. Assuming the actual return on plan assets is 8.5%, and there is no change in applicable interest rates, the required funding for the U.S. qualified defined benefit plan is estimated to be approximately $60 million and $75 million in 2010 and 2011, respectively. Participation in the U.S. qualified defined benefit pension plan is frozen for salaried and non-union hourly U.S. employees hired on or after January 1, 2004. In February 2009, the plan was further amended to freeze service credit earned effective December 31, 2018. This change is expected to moderately reduce the volatility of long-term funding exposure and expenses.

     Shareholders’ equity decreased $278.6 million during 2008 as net income of $164.6 million was more than offset by cash dividends of $106.6 million and an increase in the accumulated other comprehensive loss component of shareholders’ equity. This increase included a $141.2 million translation loss stemming from the impact of the strong U.S. dollar on the Company’s foreign investments and a $194.1 million defined benefit plan adjustment stemming primarily from the 2008 investment losses incurred on the assets in the Company’s various pension plans. Shareholders’ equity increased $222.5 million during 2007. The increase resulted mainly from net income of $214.2 million in 2007, stock option exercises of $59.8 million, a foreign currency translation gain of $95.4 million, and defined benefit plan adjustments, net of tax, of $59.0 million, offset by cash dividends of $102.7 million, and the repurchase of $109.2 million of the Company’s common stock.

The Company’s Board of Directors has authorized the repurchase of up to 5.0 million shares of the Company’s common stock. During 2007, the Company purchased a total of 3.0 million shares of its common stock under this authorization at a total cost of $109.2 million. The Board of Directors subsequently approved the reinstatement of those shares to the original repurchase authorization. No shares were repurchased under this authorization during 2008. Accordingly, at December 31, 2008, a total of 5.0 million shares remain available for repurchase.

Although the ultimate determination of whether to pay dividends is within the sole discretion of the Board of Directors, the Company plans to increase dividends as earnings grow. Dividends per common share were $1.07 in 2008, $1.02 in 2007 and $.95 in 2006. On February 4, 2009, the Company declared a regular quarterly dividend of $0.27 per common share payable on March 10, 2009, to shareholders of record on February 20, 2009.

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements at December 31, 2008.

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

The Company is exposed to interest-rate fluctuations as a result of using debt as a source of financing for its operations. The Company may from time to time use traditional, unleveraged interest-rate swaps to manage its mix of fixed and variable rate debt and to control its exposure to interest rate movements within selected ranges. No such instruments were outstanding at December 31, 2008.

The Company is a purchaser of various inputs such as recovered paper, energy, steel, aluminum and resin. The Company generally does not engage in significant hedging activities, other than for energy and, from time to time, aluminum, because there is usually a high correlation between the primary input costs and the ultimate selling price of its products. Inputs are generally purchased at market or fixed prices that are established with individual vendors as part of the purchase process for quantities expected to be consumed in the ordinary course of business. On occasion, where the correlation between selling price and input price is less direct, the Company may enter into derivative contracts such as futures or swaps to reduce the effect of price fluctuations.

At December 31, 2008, the Company had contracts outstanding to fix the costs of a portion of commodity, energy and foreign exchange risks for 2009 through July 2012. Of these, the Company had swaps to cover approximately 6.3 million MMBTUs of natural gas representing approximately 75%, 57% and 32% of anticipated U.S. and Canadian natural gas usage for 2009, 2010 and 2011, respectively. The Company also had hedges to cover the purchase of approximately 7,920 metric tons of aluminum representing approximately 49% of anticipated usage for 2009. At December 31, 2008, the Company had a number of foreign currency swaps in place as both designated and undesignated hedges of either anticipated foreign currency denominated transactions or existing financial assets and liabilities.

The fair market value of derivatives was a net unfavorable position of $14.9 million ($7.2 million after tax) at December 31, 2008, and a net unfavorable position of $2.4 million ($1.5 million after tax) at December 31, 2007. Derivatives are marked to fair value using published market prices, if available, or estimated values based on current price quotes and a discounted cash flow model. See Note 11 to the Consolidated Financial Statements for more information on financial instruments.

The Company is subject to various federal, state and local environmental laws and regulations concerning, among other matters, solid waste disposal, wastewater effluent and air emissions. Although the costs of compliance have not been significant due to the nature of the materials and processes used in manufacturing operations, such laws also make generators of hazardous wastes and their legal successors financially responsible for the cleanup of sites contaminated by those wastes. The Company has been named a potentially responsible party at several environmentally contaminated sites, both owned and not owned by the Company. These regulatory actions and a small number of private party lawsuits are believed to represent the Company’s largest potential environmental liabilities. The Company has accrued $70.5 million (including $67.4 million associated with U.S. Mills) at December 31, 2008, compared with $31.1 million at December 31, 2007 (including $29.0 million associated with U.S. Mills), with respect to these sites. See “Other Special Charges, Income Items and Contingencies,” Item 3 – Legal Proceedings, and Note 15 to the Consolidated Financial Statements for more information on environmental matters.

FORM 10-K ■ SONOCO 2008 ANNUAL REPORT	21

Results of Operations 2007 versus 2006

Operating Revenue

Consolidated net sales for 2007 were $4.04 billion, a $383 million, or 10.5%, increase over 2006.

The components of the sales change were:

($ in millions)
Acquisitions (net of dispositions)	$192
Currency exchange rate	109
Selling price	88
Volume/Mix	(6)
Total sales increase	$383

Prices were higher throughout the Company, with the exceptions of flexible packaging and point-of-purchase and fulfillment operations, as the Company was able to implement price increases to offset the impact of higher costs of labor, energy, freight and materials. Companywide volume, excluding service center revenue, which was on a pass-through basis, decreased approximately 1.0% from 2006 levels driven by decreases in the Tubes and Cores/Paper and Consumer Packaging segments, partially offset by volume increases in point-of-purchase displays. Domestic sales were $2.5 billion, up 7.6% from 2006. International sales were $1.5 billion, up 15.7% over 2006, driven primarily by the impact of acquisitions and currency translation.

Costs and Expenses

Selling, general and administrative expenses as a percentage of sales increased to 10.1% during the year from 9.8% in 2006, primarily as a result of the previously mentioned $25.2 million U.S. Mills environmental charge. Stock-based compensation expense associated with the issuance of stock-settled stock appreciation rights totaled $4.0 million and $4.1 million in 2007 and 2006, respectively. 2007 results also include the recovery from a third party of $5.5 million in certain benefit costs.

In 2007, aggregate pension and postretirement expense decreased $9.9 million to $34.2 million, versus $44.1 million in 2006. This reduction was partially offset by a $3.5 million increase in defined contribution plan costs. The return on assets of U.S.-based defined benefit plans was 8.4% in 2007 and 13.9% in 2006.

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

Reportable Segments

Consolidated operating profits, also referred to as “Income before income taxes” on the Consolidated Statements of Income, are comprised of the following:

($ in millions)	2007	2006	% Change
Consumer Packaging segment	$104.5	$109.6	(4.7)%
Tubes and Cores/Paper segment	143.7	148.2	(3.0)%
Packaging Services segment	44.5	39.2	13.5%
All Other Sonoco	51.4	49.1	4.6%
Restructuring/Asset impairment charges	(36.2)	(26.0)	(36.9)%
Interest expense, net	(52.3)	(45.3)	(15.3)%
Consolidated operating profits	$255.6	$274.8	(7.0)%

Consumer Packaging

($ in millions)	2007	2006	% Change
Trade sales	$1,438.1	$1,304.8	10.2%
Segment operating profits	104.5	109.6	(4.7)%
Depreciation, depletion and amortization	66.5	55.1	20.7%
Capital spending	74.2	48.2	54.1%

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

Segment operating profits decreased primarily due to price and volume declines in flexible packaging, along with volume declines in composite cans. These unfavorable factors exceeded the impact of productivity and purchasing initiatives and acquisitions. While the Company was able to increase selling prices in all operations except for flexible packaging, it was unable to offset increased costs of energy, freight, material and labor. High startup costs at the Company’s rigid plastics container plants in Wisconsin and Ohio also dampened operating profits in the segment, as did operational issues at the metal ends plant in Brazil. Both the Wisconsin and Brazil plants were closed by the end of the first quarter of 2008.

Significant capital spending included increasing rigid plastic production capacity in the United States and productivity projects throughout the segment.

Tubes and Cores/Paper

($ in millions)	2007	2006	% Change
Trade sales	$1,712.0	$1,525.6	12.2%
Segment operating profits	143.7	148.2	(3.0)%
Depreciation, depletion and amortization	91.2	85.9	6.2%
Capital spending	75.7	63.3	19.5%

The increase in sales was due to increased selling prices throughout the segment, the impact of acquisitions and the effect of favorable exchange rates. Lower domestic tube and core volume was partially offset by increased volume in the Company’s European operations. Excluding the impact of acquisitions, overall volume in the segment decreased by approximately 2%. Domestic sales increased approximately $52 million, or 6.8%, to approximately $825 million and international sales increased approximately $134 million, or 17.8% to approximately $887 million. International sales increased primarily as a result of the late 2006 acquisition of the remaining 75% interest in Demolli Industria Cartaria S.p.A, an Italy-based manufacturer of tubes, cores and paperboard.

Segment operating profits were unfavorably impacted by a charge of $25.2 million related to an increase in the environmental reserve at a Company subsidiary’s paper operations in Wisconsin (see “Other Special Charges, Income Items and Contingencies” above for a discussion of this claim). In addition, lower volume and increases in the costs of energy, freight, material and labor had a negative impact on segment profitability. Partially offsetting these items were productivity and purchasing initiatives and higher selling prices, along with the impact of acquisitions.

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

Sales increased due to higher volumes throughout the segment, which more than offset lower selling prices in point-of-purchase and fulfillment operations related to competitive bidding activity. Domestic sales increased to approximately $374 million, an 8.5% increase, while international sales increased to approximately $144 million, up 29.1%, primarily as a result of increased service center volume in Poland. The increase in segment operating profits is attributable to volume increases in point-of-purchase and fulfillment operations along with productivity and purchasing initiatives. The service centers’ sales increase had very little impact on profits, as these sales were on a pass-through basis with no significant additional gross margin. Partially offsetting these favorable factors were the selling price declines discussed above.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The Company evaluates these estimates and assumptions on an ongoing basis, including but not limited to those related to inventories, bad debts, derivatives, income taxes, intangible assets, restructuring, pension and other postretirement benefits, environmental liabilities and contingencies and litigation. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from estimates. The impact of and any associated risks related to

FORM 10-K ■ SONOCO 2008 ANNUAL REPORT	23

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

Impairment of Long-lived, Intangible and Other Assets

Assumptions and estimates used in the evaluation of potential impairment can result in adjustments affecting the carrying values of long-lived, intangible and other assets and the recognition of impairment expense in the Company’s Consolidated Financial Statements. The Company evaluates its long-lived assets (property, plant and equipment), definite-lived intangible assets and other assets (including notes receivable and equity investments) for impairment whenever indicators of impairment exist, or when it commits to sell the asset. If the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible asset is less than the carrying value of that asset, an asset impairment charge is recognized. Key assumptions and estimates used in the cash flow model generally include price levels, sales growth, profit margins and asset life. The amount of an impairment charge, if any, is calculated as the excess of the asset’s carrying value over its fair value, generally represented by the discounted future cash flows from that asset or, in the case of assets the Company evaluates for sale, at estimated proceeds less costs to sell. The Company takes into consideration historical data and experience together with all other relevant information available when estimating the fair values of its assets. However, fair values that could be realized in actual transactions may differ from the estimates used to evaluate impairment. In addition, changes in the assumptions and estimates may result in a different conclusion regarding impairment.

Impairment of Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, ‘Goodwill and Other Intangible Assets’ (FAS 142), the Company evaluates its goodwill for impairment annually and whenever events happen or circumstances change that would make it more likely than not that an impairment may have occurred. Under FAS 142, if the carrying value of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment charge is recognized for the excess.

The Company’s reporting units are one level below its operating segments, as determined in accordance with Statement of Financial Accounting Standards No. 131, ‘Disclosures about Segments of an Enterprise and Related Information.’

The Company uses a discounted cash flow model to estimate the fair value of its reporting units. The Company’s model discounts future cash flows, forecasted over a five-year period, with an estimated residual growth rate. In order to project and discount the future cash flows associated with each reporting unit, the Company must make a number of assumptions and estimates. In addition to the assumed discount and residual growth rates, these assumptions and estimates include market size and market share, sales volumes and prices, costs to produce, working capital changes, capital spending requirements and the impact of currency exchange rates. The Company’s analysis takes into consideration historical data and experience together with all other relevant information available when estimating the fair values of its reporting units. However, because the analysis is an estimate, fair values that could be realized in actual transactions may differ from those used to evaluate the impairment of goodwill. In addition, changes in the underlying assumptions and estimates may result in a different conclusion regarding impairment.

In the annual evaluation of goodwill impairment that was completed during the third quarter of 2008, the estimated fair value of each of the Company’s reporting units exceeded its respective carrying value and, as a result, no potential goodwill impairment was indicated. In addition, at December 31, 2008, the Company considered whether any events and/or changes in circumstances that occurred subsequent to the annual review had resulted in the likelihood that the goodwill of any of its reporting units had been impaired. It was management’s conclusion that no such events or circumstances had arisen.

At the time of the annual review, the estimated future cash flows of two of the Company’s reporting units, Matrix Packaging and Sonoco CorrFlex (CorrFlex), reflected management expectations for notable improvements in the results of operations. The risk related to realizing these improvements to the full extent or in the timeframes projected increases the probability that an impairment of goodwill may arise in future periods.

Matrix Packaging manufactures blow-molded plastic containers primarily for use in nonfood applications. Matrix Packaging was acquired in May 2007 to be a growth platform for the Company and to expand the Company’s operations into the health and beauty market. Since that time, the Company has continued to invest significantly in the organic growth of the business. In 2008, Matrix opened a plant in Hazelwood (St. Louis), Missouri, to support new business with a major customer that is expected to double in 2009. Other growth is expected to be driven by recent awards across a number of customers and management’s five-year plan anticipates opening as many as five additional production plants representing a doubling of capacity. In the annual evaluation of goodwill impairment, the estimated fair value of Matrix Packaging exceeded its carrying value by approximately $30 million, or 11%. Goodwill for Matrix Packaging was $120.2 million at December 31, 2008. If the actual performance of Matrix Packaging falls short of the projected results, or the assessment of the relevant facts and circumstances changes, it is reasonably possible that a noncash impairment charge would be required.

     CorrFlex designs, manufactures, packs and distributes point-of-purchase displays and provides contract packaging and fulfillment services. In the annual goodwill impairment review, cash flows were projected to show significant growth over the five-year forecast period. However, 2008 actual results for CorrFlex fell considerably below those expectations for various reasons, including the impact of the recession. CorrFlex has booked a number of new business wins for 2009 that management believes, together with on-going cost reduction initiatives, justify its positive outlook for the business. However, should the actual performance of CorrFlex fall significantly short of expected results, or if the assessment of the relevant facts and circumstances changes, it is reasonably possible that a noncash impairment charge would be required. Goodwill for CorrFlex was $149.6 million at December 31, 2008.

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

Stock Compensation Plans

The Company utilizes share-based compensation in the form of stock options, stock appreciation rights, restricted stock units and other share-based awards. Certain awards are in the form of contingent stock units where both the ultimate number of units and the vesting period are performance based. The amount and timing of compensation expense associated with these performance-based awards are based on estimates regarding future performance using measures defined in the plans. In 2008, the performance measures consisted of Earnings per Share and Return on Net Assets Employed. Changes in estimates regarding the future achievement of these performance measures may result in significant fluctuations from period to period in the amount of compensation expense reflected in the Company’s Consolidated Financial Statements.

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

Pension and Postretirement Benefit Plans

The Company has significant pension and postretirement benefit costs that are developed from actuarial valuations. The actuarial valuations employ key assumptions, which are particularly important when determining the Company’s projected liabilities for pension and other postretirement benefits. The key actuarial assumptions used at December 31, 2008, in determining the projected benefit obligation and the accumulated benefit obligation for U.S. retirement and retiree health and life insurance plans include: a discount rate of 6.10%, 6.26% and 6.19% for the qualified retirement plan, non-qualified retirement plans, and retiree health and life insurance plan, respectively; an expected long-term rate of return on plan assets of 8.5%; and a rate of compensation increase ranging from 4.46% to 6.21%. Discount rates of 6.40%, 6.27% and 6.11% were used to determine net periodic benefit cost for 2008 for the qualified retirement plan, non-qualified retirement plans, and retiree health and life insurance plan, respectively.

The Company adjusts its discount rates at the end of each fiscal year based on yield curves of high-quality debt instruments over durations that match the expected benefit payouts of each plan. The expected rate of return assumption is derived by taking into consideration the targeted plan asset allocation, projected future returns by asset class and active investment management. A third party asset return model was used to develop an expected range of returns on plan investments over a 12 to 15 year period, with the expected rate of return selected from a best estimate range within the total range of projected results. The Company periodically rebalances its plan asset portfolio in order to maintain the targeted allocation levels. The rate of compensation increase assumption is generally based on salary and incentive increases. A key assumption for the U.S. retiree health and life insurance plan is a medical trend rate beginning at 10.3% for post-age 65 participants and trending down to an ultimate rate of 6.0% in 2014. The ultimate trend rate of 6.0% represents the Company’s best estimate of the long-term average annual medical cost increase over the duration of the plan’s liabilities. It provides for real growth in medical costs in excess of the overall inflation level.

During 2008, the Company incurred total pension and postretirement benefit expenses of approximately $26.3 million, compared with $34.2 million during 2007. The 2008 amount is net of $91.7 million of expected returns on plan assets at the assumed rate of 8.5%, and includes interest cost of $78.3 million at a weighted-average discount rate of 6.28%. The 2007 amount is net of $91.3 million of expected returns on plan assets at the assumed rate of 8.5%, and includes interest cost of $75.4 million at a discount rate of 5.63%. During 2008, the Company made contributions to pension plans of $17.2 million and postretirement plans of approximately $1.5 million. The contribution amount varies from year to year depending on factors including asset market values and interest rates. Although these contributions reduced cash flows from operations during the year, under Statement of Financial Accounting Standards No. 87, ‘Employers’ Accounting for Pensions’ (FAS 87), they did not have an immediate significant impact on pension expense. Cumulative net actuarial losses were approximately $602 million at December 31, 2008, and are primarily the result of poor asset performance in 2008 and from 2000 through 2002. The amortization period for losses/gains is approximately 11 years for the portion outside the 10% corridor as defined by FAS 87, except for curtailments, which may result in accelerated income or expense.

FORM 10-K ■ SONOCO 2008 ANNUAL REPORT	25

Other assumptions and estimates impacting the projected liabilities of these plans include inflation, participant withdrawal and mortality rates and retirement ages. The Company annually reevaluates assumptions used in projecting the pension and postretirement liabilities and associated expense. These judgments, assumptions and estimates may affect the carrying value of pension and postretirement plan net assets and liabilities and pension and postretirement plan expenses in the Company’s Consolidated Financial Statements. The sensitivity to changes in the critical assumptions for the Company’s U.S. plans as of December 31, 2008 is as follows:

Assumption ($ in millions)	Percentage Point Change	Projected Benefit Obligation Higher/(Lower)	Annual Expense Higher/(Lower)
Discount rate	-.25 pts	$31.6	$3.3
Expected return on assets	-.25 pts	N/A	$2.1

See Note 13 to the Consolidated Financial Statements for additional information on the Company’s pension and postretirement plans.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 19 of the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements and Notes to the Consolidated Financial Statements are provided on pages F-1 through F-28 of this report. Selected quarterly financial data is provided in Note 20 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

■ REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Sonoco Products Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Sonoco Products Company and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 27, 2009

FORM 10-K ■ SONOCO 2008 ANNUAL REPORT	F1

■ CONSOLIDATED BALANCE SHEETS

Sonoco Products Company

(Dollars and shares in thousands) At December 31	2008	2007
Assets
Current Assets
Cash and cash equivalents	$101,655	$70,758
Trade accounts receivable, net of allowances of $9,269 in 2008 and $9,519 in 2007	392,171	488,409
Other receivables	46,827	34,328
Inventories
Finished and in process	125,200	138,722
Materials and supplies	188,969	204,362
Prepaid expenses	50,259	50,747
Deferred income taxes	24,909	40,353
	929,990	1,027,679
Property, Plant and Equipment, Net	973,442	1,105,342
Goodwill	782,983	828,348
Other Intangible Assets, Net	120,540	139,436
Long-term Deferred Income Taxes	132,536	—
Other Assets	146,975	239,438
Total Assets	$3,086,466	$3,340,243
Liabilities and Shareholders’ Equity
Current Liabilities
Payable to suppliers	$353,846	$426,138
Accrued expenses and other	249,154	206,711
Accrued wages and other compensation	50,274	68,422
Notes payable and current portion of long-term debt	32,978	45,199
Accrued taxes	11,944	11,611
	698,196	758,081
Long-term Debt	656,847	804,339
Pension and Other Postretirement Benefits	455,197	180,509
Deferred Income Taxes	50,450	84,977
Other Liabilities	62,801	70,800
Commitments and Contingencies
Shareholders’ Equity
Serial preferred stock, no par value
Authorized 30,000 shares
0 shares issued and outstanding as of December 31, 2008 and 2007
Common shares, no par value
Authorized 300,000 shares
99,732 and 99,431 shares issued and outstanding at December 31, 2008 and 2007, respectively	7,175	7,175
Capital in excess of stated value	404,939	391,628
Accumulated other comprehensive loss	(454,679)	(107,374)
Retained earnings	1,205,540	1,150,108
Total Shareholders’ Equity	1,162,975	1,441,537
Total Liabilities and Shareholders’ Equity	$3,086,466	$3,340,243

The Notes beginning on page F-6 are an integral part of these financial statements.

F2

■ CONSOLIDATED STATEMENTS OF INCOME

Sonoco Products Company and consolidated subsidiaries

(Dollars and shares in thousands except per share data) Years ended December 31	2008	2007	2006
Net sales	$4,122,385	$4,039,992	$3,656,839
Cost of sales	3,398,355	3,286,198	2,951,799
Gross profit	724,030	753,794	705,040
Selling, general and administrative expenses	374,396	409,719	358,952
Restructuring/Asset impairment charges	100,061	36,191	25,970
Income before interest and income taxes	249,573	307,884	320,118
Interest expense	53,401	61,440	51,952
Interest income	(6,204)	(9,182)	(6,642)
Income before income taxes	202,376	255,626	274,808
Provision for income taxes	54,797	55,186	93,329
Income before equity in earnings of affiliates/minority interest in subsidiaries	147,579	200,440	181,479
Equity in earnings of affiliates/minority interest in subsidiaries, net of tax	17,029	13,716	13,602
Net income	$164,608	$214,156	$195,081

Weighted average common shares outstanding:
Basic	100,321	100,632	100,073
Assuming exercise of awards	665	1,243	1,461
Diluted	100,986	101,875	101,534

Per common share
Net income:
Basic	$1.64	$2.13	$1.95
Diluted	$1.63	$2.10	$1.92

Cash dividends	$1.07	$1.02	$.95

The Notes beginning on page F-6 are an integral part of these financial statements.

FORM 10-K ■ SONOCO 2008 ANNUAL REPORT	F3

■ CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Sonoco Products Company

(Dollars and shares in thousands)	Comprehensive Income	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings
		Outstanding	Amount
January 1, 2006		99,988	$7,175	$418,668	$(106,389)	$943,860
Net income	$195,081					195,081
Other comprehensive income (loss):
Translation gain	37,203
Minimum pension liability adjustment[1]	1,517
Derivative financial instruments[1]	(13,240)

Other comprehensive income	25,480				25,480

Comprehensive income	$220,561

Adjustment to initially apply FASB Statement No. 158[1]					(181,396)
Cash dividends						(94,745)
Issuance of stock awards		3,062		82,655
Shares repurchased		(2,500)		(82,668)
Stock-based compensation				11,347
December 31, 2006		100,550	$7,175	$430,002	$(262,305)	$1,044,196
Net income	$214,156					214,156
Other comprehensive income:
Translation gain	95,449
Defined benefit plan adjustment[1]	58,958
Derivative financial instruments[1]	524

Other comprehensive income	154,931				154,931

Comprehensive income	$369,087

Cash dividends						(102,658)
Adjustment to initially apply FASB Interpretation No. 48						(5,586)
Issuance of stock awards		1,881		59,832
Shares repurchased		(3,000)		(109,206)
Stock-based compensation				11,000
December 31, 2007		99,431	$7,175	$391,628	$(107,374)	$1,150,108
Net income	$164,608					164,608
Other comprehensive loss:
Translation loss	(141,556)
Defined benefit plan adjustment[1]	(194,149)
Derivative financial instruments[1]	(11,600)

Other comprehensive loss	(347,305)				(347,305)

Comprehensive loss	$(182,697)

Dividends						(107,366)
Adjustment upon adoption of Emerging Issues Task Force Issue No. 06-10						(1,459)
Adjustment to apply measurement date provisions of FAS 158[1]						(351)
Issuance of stock awards		332		9,977
Shares repurchased		(31)		(843)
Stock-based compensation				4,177
December 31, 2008		99,732	$7,175	$404,939	$(454,679)	$1,205,540
[1]	net of tax

The Notes beginning on page F-6 are an integral part of these financial statements.

F4

■  CONSOLIDATED STATEMENTS OF CASH FLOWS

Sonoco Products Company

(Dollars in thousands) Years ended December 31	2008	2007	2006
Cash Flows from Operating Activities
Net income	$164,608	$214,156	$195,081
Adjustments to reconcile net income to net cash provided by operating activities
Financial asset impairment	42,651	—	—
Restructuring-related asset impairment and pension curtailment	28,995	16,684	7,750
Depreciation, depletion and amortization	183,034	181,339	164,863
Share-based compensation expense	4,177	11,000	11,347
Equity in earnings of affiliates/minority interest in subsidiaries	(17,029)	(13,716)	(13,602)
Cash dividends from affiliated companies	7,632	8,435	9,496
Gain on disposition of assets	(2,476)	(838)	(4,644)
Tax effect of nonqualified stock options	811	9,538	10,580
Excess tax benefit of share-based compensation	(711)	(9,317)	(10,580)
Deferred taxes	(18,844)	(31,940)	(15,265)
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments
Trade accounts receivable	58,627	19,458	(12,982)
Inventories	5,017	(9,259)	33,159
Payable to suppliers	(62,614)	39,202	83,897
Prepaid expenses	(7,721)	(1,304)	6,412
Accrued expenses	(10,531)	30,579	(13,521)
Cash contribution to pension plans	(20,492)	(11,647)	(10,471)
Prepaid income taxes and taxes payable	(1,041)	(26,258)	(1,985)
Fox River environmental reserves and insurance receivable	38,415	25,150	—
Other assets and liabilities	(13,114)	(6,126)	43,028
Net cash provided by operating activities	379,394	445,136	482,563
Cash Flows from Investing Activities
Purchase of property, plant and equipment	(123,114)	(169,444)	(123,279)
Cost of acquisitions, net of cash acquired	(5,535)	(236,263)	(227,304)
Proceeds from the sale of assets	19,758	23,417	21,030
Investment in affiliates and other	(1,293)	2,652	(2,500)
Net cash used by investing activities	(110,184)	(379,638)	(332,053)
Cash Flows from Financing Activities
Proceeds from issuance of debt	39,102	39,041	33,535
Principal repayment of debt	(118,115)	(40,364)	(116,182)
Net (decrease) increase in commercial paper borrowings	(74,000)	80,000	59,000
Net increase (decrease) in bank overdrafts	11,855	(798)	(9,614)
Cash dividends – common	(106,558)	(102,658)	(94,745)
Excess tax benefit of share-based compensation	711	9,317	10,580
Shares acquired	(843)	(109,206)	(82,668)
Common shares issued	6,470	49,698	74,413
Net cash used by financing activities	(241,378)	(74,970)	(125,681)
Effects of Exchange Rate Changes on Cash	3,065	(6,268)	2,061
Increase (Decrease) in Cash and Cash Equivalents	30,897	(15,740)	26,890
Cash and cash equivalents at beginning of year	70,758	86,498	59,608
Cash and cash equivalents at end of year	$101,655	$70,758	$86,498
Supplemental Cash Flow Disclosures
Interest paid, net of amounts capitalized	$43,474	$50,401	$41,377
Income taxes paid, net of refunds	$73,872	$103,846	$99,999

Prior year data has been reclassified to conform to the current presentation.

The Notes beginning on page F-6 are an integral part of these financial statements.

FORM 10-K ■ SONOCO 2008 ANNUAL REPORT	F5

■ NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Sonoco Products Company (Dollars in thousands except per share data)

The following notes are an integral part of the Consolidated Financial Statements. The accounting principles followed by the Company appear in bold type.

1. Basis of Presentation

The Consolidated Financial Statements include the accounts of Sonoco Products Company and its majority-owned subsidiaries (the “Company” or “Sonoco”) after elimination of intercompany accounts and transactions. Investments in affiliated companies in which the Company shares control over the financial and operating decisions, but in which the Company is not the primary beneficiary are accounted for as equity investments (“equity investments”). Income applicable to equity investments is reflected in “Equity in earnings of affiliates/minority interest in subsidiaries” in the Consolidated Statements of Income. The aggregate carrying value of equity investments is reported in “Other Assets” in the Company’s Consolidated Balance Sheets and totaled $89,856 and $107,207 at December 31, 2008 and 2007, respectively.

Investments in affiliated companies in which the Company is not the primary beneficiary are accounted for by the equity method of accounting and at December 31, 2008, included:

Entity	Ownership Interest Percentage at December 31, 2008
RTS Packaging JVCO	35.0%
Cascades Conversion, Inc.	50.0%
Cascades Sonoco, Inc.	50.0%
1191268 Ontario, Inc.	50.0%
Showa Products Company Ltd.	20.0%
Conitex Sonoco Holding BVI Ltd.	30.0%

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

In accordance with US GAAP, the Company records revenue when title and risk of ownership pass to the customer, and when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price to the customer is fixed or determinable and when collectibility is reasonably assured. Certain judgments, such as provisions for estimates of sales returns and allowances, are required in the application of the Company’s revenue policy and, therefore, the results of operations in its Consolidated Financial Statements. Shipping and handling expenses are included in “Cost of sales,” and freight charged to customers is included in “Net sales” in the Company’s Consolidated Statements of Income.

The Company’s trade accounts receivable are non-interest bearing and are recorded at the invoiced amounts. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. Provisions are made to the allowance for doubtful accounts at such time that collection of all or part of a trade account receivable is in question. The allowance for doubtful accounts is monitored on a regular basis and adjustments are made as needed to ensure that the account properly reflects the Company’s best estimate of uncollectible trade accounts receivable. Trade accounts receivable balances that are more than 180 days past due are generally 100% provided for in the allowance for doubtful accounts. Account balances are charged off against the allowance for doubtful accounts when the Company determines that the receivable will not be recovered. One of the Company’s customers represented approximately 12% and 10% of the consolidated trade accounts receivable at December 31, 2008 and 2007, respectively. Sales to this customer accounted for approximately 12% of the Company’s consolidated revenues in 2008, 2007 and 2006, and were primarily reported in the Consumer Packaging and Packaging Services segments. No other single customer comprised more than 5% of the Company’s consolidated revenues in 2008, 2007 or 2006.

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

Research and development costs are charged to expense as incurred and include salaries and other directly related expenses. Research and development costs totaling $15,888 in 2008, $15,614 in 2007 and $12,735 in 2006, are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.

2. Acquisitions

The Company completed two acquisitions during 2008 at an aggregate cost of $5,535 in cash. These acquisitions consisted of Amtex Packaging, Inc., a packaging fulfillment company included in the Packaging Services segment, and VoidForm International Ltd., a Canada-based construction tube business included in the Tubes and Cores/Paper segment. The acquisition of these businesses is expected to generate annual sales of approximately $6,000. In conjunction with these acquisitions, the Company recorded identifiable intangibles of $4,890, goodwill of $179, and other net tangible assets of $466. The Company has accounted for these acquisitions as purchases and, accordingly, has included their results of operations in consolidated net income from the respective dates of acquisition. Pro forma results have not been provided, as the acquisitions were not material to the Company’s financial statements individually or in the aggregate.

The Company completed four acquisitions during 2007, and purchased the remaining 51.1% interest of its AT-Spiral Oy joint ven-

F6

ture, a European manufacturer of tubes and cores, at an aggregate cost of $236,263, all of which was paid in cash. In connection with these acquisitions, the Company recorded fair value of identified intangibles totaling $49,565, goodwill of $126,856 (none of which is expected to be tax deductible) and other net tangible assets of $59,842. Acquisitions in the Consumer Packaging segment included Matrix Packaging, Inc., a manufacturer of custom-designed blow molded rigid plastic containers and injection molded products with operations in the United States and Canada, and the fiber and plastic container business of Caraustar Industries, Inc. in the United States. Additional acquisitions in 2007 consisted of a small tube and core business in Mexico, which is included in the Tubes and Cores/Paper segment, and a small protective packaging business in the United States, which is included in All Other Sonoco. As these acquisitions were not material to the Company’s financial statements individually or in the aggregate, pro forma results have not been provided.

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

3. Restructuring and Asset Impairment

The Company accounts for restructuring charges in accordance with Statement of Financial Accounting Standards No. 146, ‘Accounting for Costs Associated with Exit or Disposal Activities’ (FAS 146), whereby exit costs are recognized when the liability is incurred. If assets become impaired as a result of a restructuring action, the assets are written down to fair value, less estimated costs to sell, if applicable. A number of significant estimates and assumptions are involved in the determination of fair value. The Company considers historical experience and all available information at the time the estimates are made; however, the amounts that are ultimately realized upon the sale of divested assets may differ from the estimated fair values reflected in the Company’s Consolidated Financial Statements.

The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2008 and 2007 are reported as “Other 2008 Actions” and “Other 2007 Actions,” respectively. The Company has two formal restructuring plans that are still active, although both were substantially complete at December 31, 2008. These are the 2006 Plan and the 2003 Plan. Following are the total restructuring and asset impairment charges, net of adjustments, recognized by the Company during the periods presented:

	Year Ended December 31
	2008	2007	2006
Restructuring/Asset impairment:
Other 2008 Actions	$38,235	$—	$—
Other 2007 Actions	15,807	19,638	—
2006 Plan	2,992	16,824	17,498
2003 Plan	376	(271)	8,472
	$57,410	$36,191	$25,970
Income tax benefit	(22,490)	(10,835)	(4,640)
Minority interest impact, net of tax	(4,102)	(64)	(416)
Restructuring/Asset impairment charges, net of adjustments (after tax)	$30,818	$25,292	$20,914

Restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Consolidated Statements of Income, except for restructuring charges applicable to equity method investments, which are included in “Equity in earnings of affiliates/minority interest in subsidiaries, net of tax.”

The Company expects to recognize future additional costs totaling approximately $11,000 in connection with previously announced restructuring actions. The Company believes that the majority of these charges will be incurred and paid by the end of 2009.

Additional disclosures concerning other 2008 and other 2007 restructuring and asset impairment charges, and the 2006 and 2003 restructuring plans, is provided below.

Other 2008 Actions

    During 2008, the Company initiated the following closures in its Tubes and Cores/Paper segment: ten tube and core plants, three in the United States, three in Canada, two in the United Kingdom, one in Spain, and one in China; two paper mills, one in the United States and one in Canada; and a specialty paper machine in the United States. In addition, closures were initiated of four rigid packaging plants in the United States (part of the Consumer Packaging segment) and two fulfillment centers in the United States (part of the Packaging Services segment). The Company also realigned its fixed cost structure resulting in the permanent elimination of approximately 125 salaried positions. Communication to most of the affected employees took place

FORM 10-K ■ SONOCO 2008 ANNUAL REPORT	F7

prior to the end of 2008; accordingly, the vast majority of the costs of severance and termination benefits were recognized in 2008. All remaining severance costs will be recognized in the first half of 2009.

Below is a summary of the Other 2008 Actions and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative.

Other 2008 Actions	Total Incurred to Date	Estimated Total Cost
Severance and Termination Benefits
Tubes and Cores/Paper segment	$8,221	$10,221
Consumer Packaging segment	4,102	4,902
Packaging Services segment	1,368	1,543
All Other Sonoco	563	563
Corporate	1,734	1,734
Asset Impairment/Disposal of Assets
Tubes and Cores/Paper segment	10,949	10,949
Consumer Packaging segment	4,706	4,706
Packaging Services segment	365	365
Other Costs
Tubes and Cores/Paper segment	5,245	10,940
Consumer Packaging segment	974	2,224
Packaging Services segment	—	375
Corporate	8	8
Total	$38,235	$48,530

The following table sets forth the activity in the Other 2008 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets:

Other 2008 Actions Accrual Activity	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability, December 31, 2007	$—	$—	$—	$—
2008 charges	15,988	16,020	6,227	38,235
Cash receipts/(payments)	(3,992)	219	(1,943)	(5,716)
Asset write downs/disposals	—	(16,239)	—	(16,239)
Foreign currency translation	(103)	—	—	(103)
Pension curtailment/settlement	—	—	(3,927)	(3,927)
Liability, December 31, 2008	$11,893	$—	$357	$12,250

Other Costs in the Tubes and Cores/Paper segment include curtailment and settlement charges of $3,927 related to a defined benefit pension plan maintained for the hourly union employees of the Canadian paper mill.

The Company also recorded noncash, after-tax offsets in the amount of $1,131 to reflect a minority interest holder’s portion of restructuring costs that were charged to expense in 2008.

The Company expects to pay the majority of the remaining Other 2008 Actions restructuring costs by the end of 2009 using cash generated from operations.

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

Below is a summary of the Other 2007 Actions and related expenses by type incurred, and estimated to be incurred, through the end of the restructuring initiative.

Other 2007 Actions	Year Ended December 31,		Total Incurred to Date	Estimated Total Cost
	2007	2008
Severance and Termination Benefits
Tubes and Cores/Paper segment	$1,148	$6,908	$8,056	$8,056
Consumer Packaging segment	874	653	1,527	1,527
Packaging Services segment	134	270	404	404
All Other Sonoco	36	—	36	36
Asset Impairment/Disposal of Assets
Tubes and Cores/Paper segment	—	(845)	(845)	(845)
Consumer Packaging segment	16,348	5,181	21,529	21,529
All Other Sonoco	597	(61)	536	536
Other Costs
Tubes and Cores/Paper segment	—	604	604	604
Consumer Packaging segment	273	3,097	3,370	3,620
All Other Sonoco	228	—	228	228
Total	$19,638	$15,807	$35,445	$35,695

The net charges for 2008 relate primarily to severance and other termination benefits that became recognizable upon communication to the affected employees throughout the first half of the year. Asset impairment charges in the Consumer Packaging segment totaling $5,181 resulted from noncash impairments of property, plant and equipment at the Company’s metal ends plant in Brazil and rigid packaging plant in the United States, while a net gain of $845 was recognized in the Tubes and Cores/Paper segment as sales proceeds for the Company’s former paper mill in China in excess of the carrying value of the underlying assets were realized at the end of the year. Other costs relate primarily to the dismantling of machinery and equipment and other miscellaneous exit costs.

During the year ended December 31, 2008, the Company also recorded noncash, after-tax offsets in the amounts of $2,971 to reflect a minority interest holder’s portion of restructuring costs that were charged to expense.

F8

The following table sets forth the activity in the Other 2007 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets:

Other 2007 Actions Accrual Activity	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability, December 31, 2006	$—	$—	$—	$—
2007 charges	2,192	16,945	501	19,638
Cash payments	(1,031)	—	(273)	(1,304)
Asset write downs/disposals	—	(16,947)	—	(16,947)
Foreign currency translation	4	2	2	8
Liability, December 31, 2007	$1,165	$—	$230	$1,395
2008 charges	7,974	10,067	3,704	21,745
Cash receipts/(payments)	(7,513)	14,671	(3,920)	3,238
Asset write downs/disposals	—	(18,946)	—	(18,946)
Foreign currency translation	262	—	(11)	251
Adjustments	(143)	(5,792)	(3)	(5,938)
Liability, December 31, 2008	$1,745	$—	$—	$1,745

As a result of plant closures associated with Other 2007 Actions, the Company recognized pre-tax asset impairment charges totaling $10,067 in 2008. These noncash charges were primarily the result of additional impairment losses on property, plant and equipment at the Company’s metal ends plant in Brazil and additional reserves on accounts receivable at the Company’s paper mill in China. In each case, the assets were determined to be impaired directly as a result of the closure of the facilities. Sales proceeds, net of commissions, of $14,671 were recognized in December 2008 for the sale of the Company’s paper mill in China. Accordingly, the remaining net book value of property, plant and equipment of $4,763, and the remaining net book value of land use rights, an intangible asset, of $4,178, was written off in 2008. The net gain of $5,730 is reflected in “Adjustments” in the table above. Under the terms of the sales agreement for this paper mill, additional sales proceeds of approximately $10,000 are due in 2009. The Company is following the cost recovery method of Statement of Financial Accounting Standards No. 66, ‘Accounting for Sales of Real Estate,’ in recognizing the net gain on this transaction. Accordingly, gains on the sale have been recognized only to the extent that cash has been received. Upon receipt of the additional proceeds, the Company expects to recognize a net gain of approximately $3,700 after taxes and minority interest.

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

Below is a summary of the 2006 Plan and related expenses by type incurred, and estimated to be incurred, through the end of the restructuring initiative.

2006 Plan	Year Ended December 31,			Total Incurred to Date	Estimated Total Cost
	2006	2007	2008
Severance and Termination Benefits
Tubes and Cores/Paper segment	$8,465	$4,697	$829	$13,991	$13,991
Consumer Packaging segment	1,057	4,396	(279)	5,174	5,174
Packaging Services segment	77	451	—	528	528
All Other Sonoco	375	382	4	761	761
Asset Impairment/Disposal of Assets
Tubes and Cores/Paper segment	4,620	(398)	57	4,279	4,279
Consumer Packaging segment	309	1,377	—	1,686	1,686
All Other Sonoco	261	—	222	483	483
Other Costs
Tubes and Cores/Paper segment	2,130	4,072	1,487	7,689	7,822
Consumer Packaging segment	156	1,288	489	1,933	2,122
All Other Sonoco	48	559	183	790	790
Total	$17,498	$16,824	$2,992	$37,314	$37,636

FORM 10-K ■ SONOCO 2008 ANNUAL REPORT	F9

The following table sets forth the activity in the 2006 Plan restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets:

2006 Plan Accrual Activity	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability, December 31, 2006	$8,264	$—	$1,685	$ 9,949
2007 charges	10,617	2,897	5,873	19,387
Cash receipts/(payments)	(15,125)	5,201	(7,217)	(17,141)
Asset write downs/disposals	—	(6,180)	—	(6,180)
Foreign currency translation	452	—	83	535
Adjustments	(691)	(1,918)	46	(2,563)
Liability, December 31, 2007	$3,517	$—	$470	$3,987
2008 charges	797	279	2,209	3,285
Cash payments	(3,718)	—	(2,072)	(5,790)
Asset write downs/disposals	—	(279)	—	(279)
Foreign currency translation	(85)	—	(23)	(108)
Pension curtailment/settlement	—	—	(495)	(495)
Adjustments	(243)	—	(50)	(293)
Liability, December 31, 2008	$268	$—	$39	$307

Other Costs in the Tubes and Cores/Paper segment include settlement charges of $495 related to a defined benefit pension plan maintained for the hourly union employees of the Canadian tube and core plants.

During the year ended December 31, 2007, the Company recorded noncash, after-tax offsets in the amount of $64, in order to reflect a minority interest holder’s portion of restructuring costs that were charged to expense.

The Company expects to pay the majority of the remaining 2006 Plan restructuring costs, with the exception of certain building lease termination expenses, by the end of 2009, using cash generated from operations.

The 2003 Plan

In August 2003, the Company announced general plans to reduce its overall cost structure by $54,000 pretax by realigning and centralizing a number of staff functions and eliminating excess plant capacity. Pursuant to these plans, the Company completed 22 plant closings and reduced its workforce by approximately 1,120 employees. As of December 31, 2008, the Company had incurred cumulative pre-tax charges, net of adjustments, of $103,114 associated with these activities.

The 2003 Plan is substantially complete. At December 31, 2008, the remaining restructuring accrual for the 2003 Plan totaled $1,049. The accrual, included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheet, relates primarily to a building lease termination. The Company expects to recognize future pre-tax charges of approximately $150 associated with the 2003 Plan, primarily related to this building lease termination. The Company expects both the liability and the future costs to be fully paid at the end of 2012, using cash generated from operations.

4. Financial Asset Impairment

As a result of the 2003 sale of the High Density Film business, the Company received a preferred equity interest in the buyer and a subordinated note receivable due in 2013 as a portion of the selling price. The Company’s year-end 2007 financial review of the buyer indicated that collectibility was probable. However, based on updated information provided by the buyer late in the first quarter of 2008, the Company concluded that neither the collection of its subordinated note receivable nor redemption of its preferred equity interest was probable, and that their value was likely zero. Accordingly, the Company fully reserved these items in the first quarter of 2008, recording a charge totaling $42,651 pretax ($30,981 after tax). This financial asset impairment charge is included in “Restructuring/Asset impairment charges” in the Company’s Consolidated Statements of Income. Both the preferred equity interest and the subordinated note receivable had been included in “Other Assets” in the Company’s Consolidated Balance Sheets. On May 6, 2008, the buyer filed a petition for relief under Chapter 11 with the United States Bankruptcy Court for the District of Delaware that included a plan of reorganization, which was subsequently approved by the court June 26, 2008. As part of the plan of reorganization, the Company’s preferred equity interest and its subordinated note receivable were extinguished.

5. Cash and Cash Equivalents

Cash equivalents are composed of highly liquid investments with an original maturity of three months or less. Cash equivalents are recorded at cost, which approximates market. At December 31, 2008 and 2007, outstanding checks totaling $23,781 and $12,469, respectively, were included in “Payable to suppliers” on the Company’s Consolidated Balance Sheets. In addition, outstanding payroll checks of $1,229 and $686 as of December 31, 2008 and 2007, respectively, were included in “Accrued wages and other compensation” on the Company’s Consolidated Balance Sheets.

    The Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. The Company’s Consolidated Balance Sheets reflect a net cash deposit under this pooling arrangement of $1,753 and $200 as of December 31, 2008 and 2007, respectively.

6. Inventories

Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) method is used for the valuation of certain of the Company’s domestic inventories, primarily metal, internally manufactured paper and paper purchased from third parties. The

F10

LIFO method of accounting was used to determine the costs of approximately 23% and 18% of total inventories at December 31, 2008 and 2007, respectively. The remaining inventories are determined on the first-in, first-out (FIFO) method.

If the FIFO method of accounting had been used for all inventories, total inventory would have been higher by $17,667 and $16,404 at December 31, 2008 and 2007, respectively.

7. Property, Plant and Equipment

Plant assets represent the original cost of land, buildings and equipment, less depreciation, computed under the straight-line method over the estimated useful lives of the assets, and are reviewed for impairment whenever events indicate the carrying value may not be recoverable.

Equipment lives generally range from three to 11 years, and buildings from 15 to 40 years.

Timber resources are stated at cost. Depletion is charged to operations based on the estimated number of units of timber cut during the year.

Details at December 31 are as follows:

	2008	2007
Land	$74,254	$72,757
Timber resources	39,274	39,069
Buildings	420,642	443,567
Machinery and equipment	2,210,659	2,289,720
Construction in progress	62,913	105,205
	2,807,742	2,950,318
Accumulated depreciation and depletion	(1,834,300)	(1,844,976)
Property, plant and equipment, net	$973,442	$1,105,342

Estimated costs for completion of capital additions under construction totaled approximately $62,000 at December 31, 2008.

Depreciation and depletion expense amounted to $170,032 in 2008, $170,013 in 2007 and $157,000 in 2006.

The Company has certain properties and equipment that are leased under noncancelable operating leases. Future minimum rentals under noncancelable operating leases with terms of more than one year are as follows: 2009 – $34,100; 2010 – $26,100; 2011 – $19,700; 2012– $15,500; 2013 – $11,000 and thereafter – $20,900. Total rental expense under operating leases was approximately $52,900 in 2008, $46,800 in 2007 and $42,200 in 2006.

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

The Company completed its annual goodwill impairment testing during the third quarters of 2008, 2007 and 2006. Based on the results of these evaluations, the Company concluded that there was no impairment of goodwill for any of its reporting units. The 2008 evaluation used forward-looking projections and included significant expected improvements in the future cash flows of two of the Company’s reporting units, Matrix Packaging and Sonoco CorrFlex (CorrFlex). The annual evaluation indicated that the estimated fair value of Matrix Packaging exceeded its carrying value by approximately $30,000, or 11%. If the Company’s assessment of the relevant facts and circumstances changes or if actual performance in these reporting units falls short of the projected results, noncash impairment charges may be required. Total goodwill associated with Matrix Packaging and CorrFlex at December 31, 2008, was approximately $120,000 and $150,000, respectively.

The changes in the carrying amount of goodwill for the year ended December 31, 2008, are as follows:

	Tubes and Cores /Paper Segment	Consumer Packaging Segment	Packaging Services Segment	All Other Sonoco	Total
Balance as of January 1, 2008	$245,130	$366,223	$151,000	$65,995	$828,348
Goodwill on 2008 acquisitions	179	—	—	—	179
Adjustments	(125)	1,429	—	326	1,630
Foreign currency translation	(15,945)	(30,758)	(390)	(81)	(47,174)
Balance as of December 31, 2008	$229,239	$336,894	$150,610	$66,240	$782,983

FORM 10-K ■ SONOCO 2008 ANNUAL REPORT	F11

Adjustments to goodwill totaled $1,630 in 2008. Of this total, $1,420 was in connection with the closures of two plants and an injection molding operation that were part of the fourth quarter 2007 acquisition of the fiber and plastic container business of Caraustar Industries, Inc. The remaining adjustments consisted of minor tax adjustments associated with the second quarter 2007 acquisition of Matrix Packaging, LLC, impairment charges and other purchase price adjustments relating to 2007 acquisitions.

Other Intangible Assets

Intangible assets are amortized, usually on a straight-line basis, over their respective useful lives, which generally range from three to 20 years. The Company evaluates its intangible assets for impairment whenever indicators of impairment exist. The Company has no intangibles with indefinite lives.

	2008	2007
Amortizable intangibles – Gross cost
Patents	$3,559	$3,360
Customer lists	156,883	161,805
Land use rights	316	7,315
Supply agreements	1,000	1,000
Other	12,047	11,032
Total gross cost	$173,805	$184,512
Total accumulated amortization	$(53,265)	$(45,076)
Net amortizable intangibles	$120,540	$139,436

The Company recorded $4,890 of identifiable intangibles in connection with 2008 business acquisitions, all of which related to customer lists that will be amortized over a period of 15 years. An additional $160 of identifiable intangibles was recorded in connection with new contracts. This intangible is related to a customer list and will be amortized over a period of five years. In addition, the Company acquired various patents during 2008 for a total cost of $170.

During 2008, the Company wrote off $4,178 of land use rights in conjunction with the sale of its paper mill in China. In addition, noncash impairment charges totaling $595 were recorded on customer lists within the Consumer Packaging segment in 2008.

Aggregate amortization expense on intangible assets was $13,002, $11,326 and $7,863 for the years ended December 31, 2008, 2007 and 2006, respectively. Amortization expense on intangible assets is expected to approximate $12,700 in 2009, $12,500 in 2010, $12,100 in 2011, $11,600 in 2012 and $11,400 in 2013.

9. Debt

Debt at December 31 was as follows:

	2008	2007
Commercial paper, average rate of 3.13% in 2008 and 5.32% in 2007	$ 95,000	$ 169,000
6.75% debentures due November 2010	99,954	99,940
6.5% debentures due November 2013	249,439	249,324
5.625% debentures due November 2016	149,465	149,393
9.2% debentures due August 2021	41,305	41,305
6.125% Industrial Revenue Bonds (IRBs) due June 2025	—	34,721
6.0% IRBs due April 2026	—	34,423
Foreign denominated debt, average rate of 6.5% in 2008 and 8.0% in 2007	43,284	56,721
Other notes	11,378	14,711
Total debt	689,825	849,538
Less current portion and short-term notes	32,978	45,199
Long-term debt	$ 656,847	$ 804,339

The Company operates a $500,000 commercial paper program that provides a flexible source of domestic liquidity. The program is supported by the Company’s five-year committed bank credit facility of an equal amount established May 3, 2006, with a syndicate of lenders that is committed until May 2011. The commercial paper program has continued to operate efficiently during the recent disruption of global credit markets. In the event that the disruption of global credit markets were to become so severe that the Company was unable to issue commercial paper, it has the contractual right to draw funds directly on the underlying bank credit facility. Based on the information currently available to it, the Company believes that the lenders continue to have the ability to meet their obligations under the facility. At the Company’s discretion, the borrowing rate for such loans could be based on either the agent bank’s prime rate, or a pre-established spread over LIBOR. Outstanding commercial paper, a component of the Company’s long-term debt, totaled $95,000 at December 31, 2008.

During the latter part of 2008, the Internal Revenue Service issued a temporary rule extending to 60 days the period that U.S. corporations may borrow funds from foreign subsidiaries without unfavorable tax consequences. The Company utilized this rule during the final two months of the year to access approximately $72 million of

F12

offshore cash on hand, which was used to reduce commercial paper outstanding. These short-term lending arrangements were subsequently settled in 2009, resulting in equivalent increases in commercial paper outstanding and cash on hand. Depending on its immediate offshore cash needs, the Company may choose to access such funds again in the future as allowed by this temporary rule.

In addition, at December 31, 2008, the Company had approximately $184,000 available under unused short-term lines of credit. These short-term lines of credit are for general Company purposes, with interest at mutually agreed-upon rates.

Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires the Company to maintain a minimum level of net worth, as defined. As of December 31, 2008, the Company’s defined net worth was approximately $420,000 above the minimum level required under this covenant.

The 6.0% and the 6.125% IRBs were prepaid during 2008 with commercial paper. These IRBs had been collateralized by property, plant and equipment at several locations.

The approximate principal requirements of debt maturing in the next five years are: 2009 – $32,978; 2010 – $104,665; 2011 – $96,790; 2012 – $8,338 and 2013 – $250,935.

10. Financial Instruments and Derivatives

The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments where the carrying amount differs from the fair value.

	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$656,847	$599,748	$804,339	$830,031
Hilex note receivable and equity instrument	$ —	$ —	$ 42,651	$ 34,737

The carrying value of cash and cash equivalents, short-term debt and long-term variable-rate debt approximates fair value. The fair value of long-term debt is based on quoted market prices or is determined by discounting future cash flows using interest rates available to the Company for issues with similar terms and average maturities. At December 31, 2007, the fair value of the Hilex note receivable and equity instrument was based on discounted future cash flows using observable market interest rates for issues with similar terms, maturities and risks. These instruments became impaired during 2008 resulting in a charge to earnings of $42,651 before tax. See additional information regarding this financial asset impairment in Note 4 to the Consolidated Financial Statements.

The Company records its derivatives in accordance with Statement of Financial Accounting Standards No. 133, ‘Accounting for Derivative Instruments and Hedging Activities’ (FAS 133), and related amendments. This Statement requires that all derivatives be recognized as assets or liabilities on the balance sheet at fair value and provides guidance on accounting for derivatives entered into as a hedge. The Company uses published market prices or estimated values based on current price quotes and a discounted cash flow model to estimate the fair market value of derivatives. Changes in the fair value of derivatives are recognized either in net income or in other comprehensive income, depending on the designated purpose of the derivative. It is the Company’s policy not to speculate in derivative instruments. The Company has determined all hedges to be highly effective and as a result no material ineffectiveness has been recorded.

The Company uses derivatives to mitigate the effect of fluctuations in some of its raw material and energy costs, foreign currency fluctuations and interest rate movements. The Company purchases commodities such as recovered paper, metal and energy generally at market or fixed prices that are established with the vendor as part of the purchase process for quantities expected to be consumed in the ordinary course of business. The Company may enter into commodity futures or swaps to reduce the effect of price fluctuations. The Company may use foreign currency forward contracts and other risk management instruments to manage exposure to changes in foreign currency cash flows and the translation of monetary assets and liabilities on the Company’s consolidated financial statements. The Company is exposed to interest-rate fluctuations as a result of using debt as a source of financing for its operations. The Company may from time to time use traditional, unleveraged interest rate swaps to adjust its mix of fixed and variable rate debt to manage its exposure to interest rate movements.

Cash Flow Hedges

At December 31, 2008 and 2007, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. To the extent considered effective, the changes in fair value of these contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which the hedged item impacts earnings.

Commodity Cash Flow Hedges

    The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas and aluminum. At December 31, 2008, natural gas swaps covering approximately 6.3 million MMBTUs were outstanding. These contracts represent approximately 75%, 57% and 32% of anticipated U.S. and Canadian usage for 2009, 2010 and 2011, respectively. Additionally, the Company had swap contracts covering 7,920 metric tons of aluminum representing approximately 49% of anticipated usage for 2009. The fair value of commodity cash flow hedges was $(20,491) and $(2,588) at December 31, 2008 and 2007, respectively.

Foreign Currency Cash Flow Hedges

The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases forecasted to occur in 2009. At December 31, 2008, the net position of these contracts was to purchase approximately 55 million Canadian dollars. The fair value of these foreign currency cash flow hedges was $(666) at December 31, 2008. There were no foreign currency derivatives qualifying for hedge accounting treatment outstanding at December 31, 2007.

FORM 10-K ■ SONOCO 2008 ANNUAL REPORT	F13

Fair Value Hedges

Prior to 2007, the Company utilized interest rate swaps that qualified as fair value hedges. These swaps were terminated during 2006 at a time when the fair value of the swaps was a net unfavorable position of $2,137. In accordance with FAS 133, interest expense is being adjusted by amortization of this loss over the remaining lives of the related bonds. The Company did not enter into any new fair value hedges during the years ended December 31, 2008 or 2007.

Other Derivatives

The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and existing foreign currency denominated receivables and payables. The Company does not apply hedge accounting treatment under FAS 133 for these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur. The total notional amount of these hedges, all of which were short-term, was $69,092 and $11,468 at December 31, 2008 and 2007, respectively. On occasion, certain subsidiaries will enter into derivative contracts to hedge various other foreign currency exposures; these contracts were not material for any of the periods presented. The aggregate fair value of all other derivatives was $6,264 and $24 at December 31, 2008 and 2007, respectively.

11. Fair Value Measurements

Statement of Financial Accounting Standards No. 157, ‘Fair Value Measurements’ (FAS 157) was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. Applicable provisions of FAS 157 were adopted by the Company effective January 1, 2008, including the disclosures presented below.

The following table sets forth information regarding the Company’s financial assets and financial liabilities that are measured at fair value. The Company does not currently have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2008	Quoted Market Prices in Active Market for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivatives	$ 6,628	$ —	$ 6,628	$ —
Deferred Compensation Plan Assets	$ 1,648	$1,648	$ —	$ —
Liabilities:
Derivatives	$ 21,208	$ —	$21,208	$ —

As discussed in Note 10, the Company uses derivatives to mitigate the effect of raw material and energy cost fluctuations, foreign currency fluctuations and interest rate movements. Fair value measurements for the Company’s derivatives are classified under Level 2 because such measurements are determined using published market prices or estimated based on observable inputs such as interest rates, yield curves, spot and future commodity prices and spot and future exchange rates.

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

12. Stock-based Plans

The Company provides share-based compensation to certain of its employees and non-employee directors in the form of stock options, stock appreciation rights, restricted stock units and other share-based awards. Awards issued prior to 2009 were issued pursuant to the 1991 Key Employee Stock Plan (the “1991 Plan”) or the 1996 Non-Employee Directors Stock Plan (the “1996 Plan”). Awards issued after 2008 will be issued pursuant to the Sonoco Products Company 2008 Long-Term Incentive Plan (the “2008 Plan”), which became effective upon approval by the shareholders on April 16, 2008. The maximum number of shares of common stock that may be issued under the 2008 Plan was set at 8,500,000 shares, subject to certain adjustments, which included all awards that were granted, forfeited or expired during 2008 under all previous plans. At December 31, 2008, a total of 7,390,655 shares remain available for future grant under the 2008 Plan. After the effective date of the 2008 Plan, no awards may be granted under any previous plan. The Company issues new shares for stock option and stock appreciation right exercises and stock unit conversions. Although the Company from time to time has repurchased shares to replace its authorized shares issued under its stock compensation plans, there is no specific schedule or policy to do so. The Company’s stock-based awards to non-employee directors have not been material.

Accounting for Share-based Compensation

    For purposes of calculating share-based compensation expense under FAS 123(R) for stock appreciation rights granted to retiree-eligible employees, the service completion date is assumed to be the grant date; therefore, expense associated with share-based compensation to these employees is recognized at that time.

Total compensation cost for share-based payment arrangements was $4,177, $11,000 and $11,347, for 2008, 2007 and 2006, respectively. The related tax benefit recognized in net income was $1,550, $3,908 and $3,699, for the same years, respectively. Share-based compensation expense is included in selling, general and administrative expense in the Consolidated Statements of Income.

An “excess” tax benefit is created when the tax deduction for an exercised stock option, exercised stock appreciation right or converted stock unit exceeds the compensation cost that has been recognized in income. The excess benefit is not recognized on the income statement, but rather on the balance sheet as additional paid-in capital. The additional net excess tax benefit realized was $709, $9,312 and $10,580 for 2008, 2007 and 2006, respectively.

F14

Stock Options and Stock Appreciation Rights (SARs)

The Company typically grants stock appreciation rights annually on a discretionary basis to its key employees. In prior years, options were granted at market (had an exercise price equal to the closing market price on the date of grant), had 10-year terms and vested over one year, except for the options granted in 2005, which vested immediately. In 2006, the Company began to grant stock appreciation rights (SARs) instead of stock options. SARs are at market, vest over one year, have seven-year terms and can be settled only in stock. Both stock options and SARs are exercisable upon vesting. On February 6, 2008, the Company granted to employees 647,300 stock-settled SARs, net of forfeitures. All SARs were granted at the closing market prices on the dates of grant. As of December 31, 2008, there was $129 of total unrecognized compensation cost related to nonvested SARs. This cost will be recognized over the remaining weighted-average vesting period, which is approximately one month.

The weighted-average fair values of options and SARs granted was $4.36, $6.43 and $5.85 per share in 2008, 2007 and 2006, respectively. The Company computed the estimated fair values of all options and SARs using the binomial option-pricing model applying the assumptions set forth in the following table:

	2008	2007	2006
Expected dividend yield	3.6%	2.5%	2.8%
Expected stock price volatility	22.1%	18.3%	20.8%
Risk-free interest rate	2.7%	4.8%	4.5%
Expected life of options/SARs	4 years	4 years	4 years

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

The following tables summarize information about stock options and SARs outstanding and exercisable at December 31, 2008. At December 31, 2008, the fair market value of the Company’s stock used to calculate intrinsic value was $23.16 per share.

	Options and SARs Vested and Expected to Vest
Range of Exercise Prices	Number Outstanding	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price	Aggregate Intrinsic Value
$17.25 - $23.80	1,627,937	2.7 years	$22.05	$2,248
$23.86 - $28.00	1,891,338	4.5 years	$25.53	$ —
$28.06 - $43.83	2,260,165	5.2 years	$32.63	$ —

$17.25 - $43.83	5,779,440	4.3 years	$27.33	$2,248

	Options and SARs Exercisable
Range of Exercise Prices	Number Exercisable	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price	Aggregate Intrinsic Value
$17.25 - $23.80	1,627,937	2.7 years	$22.05	$2,248
$23.86 - $28.00	1,891,338	4.5 years	$25.53	$ —
$28.06 - $43.83	1,614,665	4.8 years	$33.96	$ —

$17.25 - $43.83	5,133,940	4.0 years	$27.08	$2,248

The activity related to the Company’s stock options and SARs is as follows:

	Nonvested	Vested	Total	Weighted- average Exercise Price
Outstanding, December 31, 2007	614,925	5,145,535	5,760,460	$27.42
Vested	(614,925)	614,925	—
Granted	656,300	1,800	658,100	$29.30
Exercised	—	(253,322)	(253,322)	$26.26
Forfeited/Expired	(10,800)	(374,998)	(385,798)	$32.90

Outstanding, December 31, 2008	645,500	5,133,940	5,779,440	$27.32

     The aggregate intrinsic value of options and SARs exercised during the years ended December 31, 2008, 2007 and 2006 was $2,264, $26,631 and $27,827, respectively. Cash received on option exercises was $6,470, $49,698 and $74,413 for the same years, respectively.

Performance-based Stock Awards

The Company typically grants performance contingent restricted stock units (PCSUs) annually on a discretionary basis to certain of its executives and other members of its management team. Both the ultimate number of PCSUs awarded and the vesting period are dependent upon the degree to which performance targets are achieved for three-year performance periods. Upon vesting, PCSUs are convertible into common shares on a one-for-one basis. These awards vest over five years with accelerated vesting over three years if performance targets are met. For the awards outstanding at December 31, 2008, the ultimate number of PCSUs that could vest ranges from 215,143 to 645,428 and is tied to earnings and capital effectiveness over a three-year period. The 2007 awards are tied to performance targets over the three-year period ending December 31, 2009, and can range from 99,888 to 299,663 units. The 2008 awards are tied to performance targets through fiscal year 2010, and can range from 115,255 to 345,765 units.

The three-year performance cycle for the 2006 awards was completed on December 31, 2008. Based on meeting performance goals established at the time of the award, participants to whom awards had been granted earned 202,050 stock units with a vested intrinsic value of $4,679. The Company’s 2005 performance program completed its three-year performance cycle on December 31, 2007. Based on meeting performance goals established at the time of the award, participants earned 198,991 stock units with a vested intrinsic value of $6,503.

    Noncash stock-based compensation associated with PCSUs totaled $741, $6,619 and $6,654 for 2008, 2007 and 2006, respectively.

FORM 10-K ■ SONOCO 2008 ANNUAL REPORT	F15

As of December 31, 2008, there was approximately $4,450 of total unrecognized compensation cost related to nonvested PCSUs. This cost is expected to be recognized over a weighted-average period of 36 months.

Restricted Stock Awards

Since 1994, the Company has from time to time granted awards of restricted stock units to certain of the Company’s executives. These awards normally vest over a five-year period with one-third vesting on each of the third, fourth and fifth anniversaries of the grant. An executive must be actively employed by the Company on the vesting date for shares to be issued. However, in the event of the executive’s death, disability or retirement prior to full vesting, shares will be issued on a pro rata basis up through the time the executive’s employment ceases. Participants can elect to defer receipt. However, once vested these awards do not expire. As of December 31, 2008, a total of 401,213 restricted stock units remained outstanding, 298,843 of which were vested. During 2008, 7,546 restricted stock units vested and 30,000 restricted stock units were granted. Noncash stock-based compensation associated with restricted stock grants totaled $558, $419 and $419 for 2008, 2007 and 2006, respectively. As of December 31, 2008, there was $1,123 of total unrecognized compensation cost related to nonvested restricted stock units. This cost is expected to be recognized over a weighted-average period of 22 months.

The activity related to the PCSUs and restricted stock units is as follows:

	Nonvested	Vested	Total	Grant Date Fair Value Per Share
Outstanding, December 31, 2007	587,715	713,651	1,301,366	$29.50
Granted	145,255	—	145,255	$29.30
Vested	(212,390)	212,390	—
Converted	—	(79,925)	(79,925)	$26.20
Performance adjustments[1]	(206,710)	—	(206,710)	$36.97
Dividend equivalents	7,816	19,648	27,464	$29.39

Outstanding, December 31, 2008	321,686	865,764	1,187,450	$29.80
[1]	Adjustment of potential/actual award of PCSUs based on estimated/actual performance against targets

Deferred Compensation Plans

Certain officers of the Company may elect to defer a portion of their compensation in the form of stock units. Units are granted as of the day the cash compensation would have otherwise been paid using the closing price of the Company’s common stock on that day. The units immediately vest and earn dividend equivalents. Units are distributed in the form of common stock upon retirement over a period elected by the employee. Cash compensation totaling $852 was deferred as stock units during 2008, resulting in 27,794 units being granted. Conversions to common stock during 2008 totaled 144 shares.

Since 2006, non-employee directors were required to defer a minimum of 50% of their quarterly retainer fees into stock units. Units are granted as of the day the cash compensation would have otherwise been paid using the closing price of the Company’s common stock on that day. The units immediately vest and earn dividend equivalents. Distributions begin after retirement from the board over a period elected by the director.

13. Employee Benefit Plans

Retirement Plans and Retiree Health and Life Insurance Plans

The Company provides non-contributory defined benefit pension plans for a majority of its employees in the United States, and certain of its employees in Mexico and Belgium. Effective December 31, 2003, the Company froze participation for newly hired salaried and non-union hourly U.S. employees in its traditional defined benefit pension plan. The Company adopted a defined contribution plan, the Sonoco Investment and Retirement Plan, which covers its non-union U.S. employees hired on or after January 1, 2004. The Company also sponsors contributory defined benefit pension plans covering the majority of its employees in the United Kingdom, Canada and the Netherlands.

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

The components of net periodic benefit cost include the following:

	2008	2007	2006
Retirement Plans
Service cost	$26,831	$29,563	$28,545
Interest cost	74,105	70,651	64,471
Expected return on plan assets	(89,750)	(89,201)	(81,332)
Amortization of net transition obligation	504	774	696
Amortization of prior service cost	1,549	1,453	1,615
Amortization of net actuarial loss	12,685	20,847	28,177
Special termination benefit cost	288	16	659
Effect of settlement loss	3,902	—	—
Effect of curtailment loss	520	—	—
Other	—	664	13
Net periodic benefit cost	$30,634	$34,767	$42,844

F16

	2008	2007	2006
Retiree Health and Life Insurance Plans
Service cost	$1,766	$2,423	$2,545
Interest cost	4,203	4,789	5,077
Expected return on plan assets	(1,966)	(2,118)	(2,310)
Amortization of prior service credit	(10,928)	(9,738)	(9,731)
Amortization of net actuarial loss	2,547	4,045	5,721
Net periodic benefit (income)/cost	$(4,378)	$(599)	$1,302

The following tables set forth the Plans’ obligations and assets at December 31:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2008	2007	2008	2007
Change in Benefit Obligation
Benefit obligation at January 1	$1,235,050	$1,243,602	$ 78,611	$ 91,852
Service cost	26,831	29,563	1,766	2,423
Interest cost	74,124	70,651	4,203	4,789
Plan participant contributions	1,803	1,801	3,423	3,577
Plan amendments	2,658	932	(691)	(5,854)
Actuarial gain	(24,989)	(70,352)	(10,084)	(8,930)
Benefits paid	(63,751)	(60,486)	(8,020)	(9,352)
Impact of foreign exchange rates	(69,937)	21,527	(180)	106
Special termination benefit cost	288	16	—	—
Effect of settlements	(9,455)	—	—	—
Effect of curtailments	147	—	—	—
Other	3,231	(2,204)	—	—
Benefit obligation at December 31	$1,176,000	$1,235,050	$ 69,028	$ 78,611
Change in Plan Assets
Fair value of plan assets at January 1	$1,144,109	$1,084,767	$27,820	$ 30,016
Actual return on plan assets	(262,459)	89,686	(7,356)	2,245
Company contributions	17,222	15,071	1,533	1,459
Plan participant contributions	1,803	1,801	3,423	3,578
Benefits paid	(63,751)	(60,408)	(8,020)	(9,353)
Impact of foreign exchange rates	(58,203)	18,808	—	—
Expenses paid	(3,917)	(4,490)	(120)	(125)
Effect of settlements	(9,455)	—	—	—
Other	2,820	(1,126)	—	—
Fair value of plan assets at December 31	$ 768,169	$1,144,109	$ 17,280	$ 27,820
Funded Status of the Plans	$ (407,831)	$ (90,941)	$(51,748)	$(50,791)

	Retirement Plans		Retiree Health and Life Insurance Plans
	2008	2007	2008	2007
Total Recognized Amounts in the Consolidated Balance Sheets
Noncurrent assets	$ 293	$ 41,316	$ —	$ —
Current liabilities	(10,725)	(8,149)	(1,513)	(1,434)
Noncurrent liabilities	(397,399)	(124,108)	(50,235)	(49,357)
Net liability	$(407,831)	$ (90,941)	$(51,748)	$(50,791)

Items not yet recognized as a component of net periodic pension cost that are included in Accumulated Other Comprehensive Loss (Income) as of December 31, 2008 and 2007, are as follows:
	Retirement Plans		Retiree Health and Life Insurance Plans
	2008	2007	2008	2007
Net actuarial loss	$574,207	$264,382	$ 27,902	$ 30,106
Prior service cost/(credit)	9, 044	8,222	(17,787)	(27,092)
Net transition obligation	2,720	4,537	—	—
	$585,971	$277,141	$ 10,115	$ 3,014

Of the amounts included in Accumulated Other Comprehensive Loss (Income) as of December 31, 2008, the portions the Company expects to recognize as components of net periodic benefit cost in 2009 are as follows:

	Retirement Plans	Retiree Health and Life Insurance Plans
Net actuarial loss	$42,405	$ 3,333
Prior service cost/(credit)	1,398	(11,152)
Net transition obligation	381	—
	$44,184	$ (7,819)

FORM 10-K ■ SONOCO 2008 ANNUAL REPORT	F17

The amounts recognized in Other Comprehensive Loss/(Income) during 2008 and 2007 include the following:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2008	2007	2008	2007
Adjustments arising during the period:
Net actuarial loss/(gain)	$322,501	$(64,768)	$343	$(8,937)
Prior service cost/(credit)	2,371	851	(1,623)	(5,853)
Net transition asset	(1,313)	(167)	—	—
Reversal of amortization:
Net actuarial loss	(12,676)	(20,847)	(2,547)	(4,045)
Prior service cost/(credit)	(1,549)	(1,453)	10,928	9,738
Net transition obligation	(504)	(774)	—	—
Total recognized in Other Comprehensive Loss/(Income)	$308,830	$(87,158)	$7,101	$(9,097)
Total recognized in Net Periodic Benefit Cost and Other Comprehensive Loss/(Income)	$339,464	$(52,391)	$2,723	$(9,696)

The accumulated benefit obligation for all defined benefit plans was $1,087,309 and $1,126,748 at December 31, 2008 and 2007, respectively.

The projected benefit obligation (PBO), accumulated benefit obligation (ABO) and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were, $1,171,432, $1,082,741 and $763,308, respectively, as of December 31, 2008, and $429,727, $401,619 and $298,620, respectively, as of December 31, 2007.

The following table sets forth the Company’s projected benefit payments for the next ten years:

Year	Retirement Plans	Retiree Health and Life Insurance Plans
2009	$ 62,998	$ 6,601
2010	$ 66,486	$ 6,728
2011	$ 68,375	$ 6,977
2012	$ 68,893	$ 6,996
2013	$ 71,422	$ 7,031
2014-2018	$403,722	$34,351

Assumptions

The following tables set forth the major actuarial assumptions used in determining the PBO, ABO and net periodic cost.

Weighted-average assumptions used to determine benefit obligations at December 31	U.S. Retirement Plans	U.S. Retiree Health and Life Insurance Plans	Foreign Plans
Discount Rate
2008	6.12%	6.19%	6.00-7.50%
2007	6.39%	6.11%	3.60-5.90%
Rate of Compensation Increase
2008	4.66%	4.46%	2.50-4.00%
2007	4.77%	4.57%	0.50-4.40%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31	U.S. Retirement Plans	U.S. Retiree Health and Life Insurance Plans	Foreign Plans
Discount Rate
2008	6.39%	6.11%	5.50-6.25%
2007	5.83%	5.68%	4.00-5.25%
2006	5.50%	5.50%	4.00-5.25%
Expected Long-term Rate of Return
2008	8.50%	8.50%	3.75-7.80%
2007	8.50%	8.50%	3.75-8.00%
2006	8.50%	8.50%	3.75-8.00%
Rate of Compensation Increase
2008	4.77%	4.57%	2.00-4.50%
2007	4.88%	4.69%	1.00-4.00%
2006	4.80%	4.50%	1.00-4.00%

F18

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

Healthcare Cost Trend Rate	Pre-age 65	Post-age 65
2008	9.30%	10.30%
2007	10.30%	11.30%

Ultimate Trend Rate	Pre-age 65	Post-age 65
2008	5.0%	6.0%
2007	5.0%	6.0%

Year at which the Rate Reaches the Ultimate Trend Rate	Pre-age 65	Post-age 65
2008	2014	2014
2007	2014	2014

Increasing the assumed trend rate for healthcare costs by one percentage point would increase the accumulated postretirement benefit obligation (the APBO) and total service and interest cost component approximately $765 and $78, respectively. Decreasing the assumed trend rate for healthcare costs by one percentage point would decrease the APBO and total service and interest cost component approximately $690 and $70, respectively. Based on amendments to the U.S. plan approved in 1999, which became effective in 2003, cost increases borne by the Company are limited to the Urban CPI, as defined.

Retirement Plan Assets

The following table sets forth the weighted-average asset allocations of the Company’s retirement plans at December 31, 2008 and 2007, by asset category.

Asset Category	U.S.	U.K.	Canada
Equity securities
2008	49.6%	73.7%	59.4%
2007	57.9%	73.1%	70.1%

Debt securities
2008	37.7%	21.7%	36.9%
2007	30.3%	21.7%	29.9%

Alternative
2008	12.7%	3.7%	0.0%
2007	11.8%	4.2%	0.0%

Cash
2008	0.0%	0.9%	3.7%
2007	0.0%	1.0%	0.0%
Total
2008	100.0%	100.0%	100.0%
2007	100.0%	100.0%	100.0%

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

FORM 10-K ■ SONOCO 2008 ANNUAL REPORT	F19

U.S. Defined Benefit Plan

The equity investments are diversified among U.S. and non-U.S. stocks of small and large capitalizations. During 2008, the Company completed an asset/liability study of the U.S. Defined Benefit Plan. As a result, the investment mix of the Plan is being altered over a reasonable timeframe to include a larger percentage allocation to longer duration domestic bonds as well as an increased allocation to international equity securities and alternative investments. The level of domestic equity securities will decrease to accommodate these changes. The current target allocation (midpoint) for the investment portfolio is Equity Securities – 52.5%, Debt Securities – 34.5%, Alternative – 13% and Cash – 0%.

U.K. Plan

The equity investments are diversified among U.K. and international stocks of small and large capitalizations. The current target allocation (midpoint) for the investment portfolio is Equity Securities – 72%, Debt Securities – 22%, Alternative – 5% and Cash – 1%.

Canadian Plan

The equity investments are diversified among Canadian and international stocks of primarily large capitalizations. The current target allocation (midpoint) for the investment portfolio is Equity Securities – 60%, Debt Securities – 40%, Alternative – 0% and Cash – 0%.

Retiree Health and Life Insurance Plan Assets

The following table sets forth the weighted-average asset allocations of the Company’s U.S. retiree health and life insurance plan at December 31, 2008 and 2007, by asset category. As mentioned previously, the U.S. Retiree Health and Life Insurance Plan makes up approximately 99% of the Retiree Health liability. Therefore, the following information relates to the U.S. Plan only.

Asset Category
Equity securities
2008	49.9%
2007	58.7%

Debt securities
2008	39.5%
2007	33.5%

Alternative
2008	8.0%
2007	7.6%

Cash
2008	2.6%
2007	0.2%
Total
2008	100.0%
2007	100.0%

Contributions

Based on current actuarial estimates, the Company anticipates that the total 2009 contributions made to its retirement plans and its retiree health and life insurance plans will be comparable to 2008 levels, which were approximately $20 million. This amount reflects the full utilization of the remaining funding credits available for the U.S. qualified defined benefit pension plan due to having previously funded the plan in excess of minimum requirements. No assurances can be made, however, about funding requirements beyond 2009, as they will depend largely on actual investment returns and future actuarial assumptions.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position 106-2, ‘Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003’ (FSP 106-2), which requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit costs to reflect the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). FSP 106-2 was effective for interim or annual reporting periods beginning after June 15, 2004. The Company adopted and retroactively applied FSP 106-2 as of the effective date. In response to the Company’s reflection of the effects of the Act and the adoption of FSP 106-2, the accumulated postretirement benefit obligation was reduced by $48,940 and net periodic benefit costs were reduced by $9,080 in 2004. The reduction in obligation directly related to the subsidy was $581 and $816 in 2008 and 2007, respectively. The projected subsidy as of December 31, 2008, was substantially less than the projected subsidy at the time of adoption because of changes the Company made during 2005 to the eligibility for retiree medical benefits. As part of these changes, prescription drug benefits for Medicare-eligible retirees were eliminated for those employees who retired after 1981 and for all future retirees, thereby significantly reducing the projected subsidy. These changes resulted in an overall reduction in the accumulated postretirement benefit obligation of $38,132 in 2005, which is being amortized over a period of 4.6 years. The benefit of this amortization will cease during 2010.

The following table sets forth the Company’s projected subsidy from the government for the next ten years:

Year	Projected Subsidy
2009	$ 84
2010	$ 80
2011	$ 75
2012	$ 72
2013	$ 68
2014-2018	$274

F20

Sonoco Savings Plan

The Company sponsors the Sonoco Savings Plan for its U.S. employees, a defined contribution retirement plan. In accordance with the Internal Revenue Service’s “Safe Harbor” matching contributions and vesting provisions, the plan provides 100% Company matching on the first 3% of pre-tax contributions, 50% Company matching on the next 2% of pre-tax contributions and 100% immediate vesting. The plan also provides for participant contributions of 1% to 30% of gross pay. The Company’s expenses related to the plan for 2008, 2007 and 2006 were approximately $15,600, $15,700 and $14,000, respectively.

Sonoco Investment and Retirement Plan

The Company also sponsors the Sonoco Investment and Retirement Plan, a defined contribution pension plan, for its salaried and non-union U.S. employees who were hired on or after January 1, 2004, the Plan’s effective date. The Company makes an annual contribution of 4% of all eligible pay plus 4% of eligible pay in excess of the Social Security wage base to eligible participant accounts. Participants are fully vested after five years of service or upon reaching age 55, if earlier. The Company’s expenses related to the plan for 2008, 2007 and 2006 were approximately $4,550, $4,750 and $1,250, respectively.

Other Plans

The Company also provides retirement and post-retirement benefits to certain other non-U.S. employees through various Company and local –government sponsored defined contribution arrangements. For the most part, the liabilities related to these arrangements are funded in the period they arise. The Company’s expenses for these plans were not material for all years presented.

14. Income Taxes

The Company provides for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting requirements and tax laws. Assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The provision for taxes on income for the years ended December 31 consists of the following:

	2008	2007	2006
Pre-tax income
Domestic	$150,348	$194,262	$210,444
Foreign	52,028	61,364	64,364
Total pre-tax income	$202,376	$255,626	$274,808
Current
Federal	$ 44,431	$ 59,030	$ 83,845
State	7,245	5,764	(2,733)
Foreign	21,965	22,332	27,482
Total current	$ 73,641	$ 87,126	$108,594
Deferred
Federal	$ (3,781)	$(12,381)	$(12,060)
State	(3,437)	(4,086)	(1,207)
Foreign	(11,626)	(15,473)	(1,998)
Total deferred	$(18,844)	$(31,940)	$(15,265)
Total taxes	$ 54,797	$ 55,186	$ 93,329

Deferred tax liabilities (assets) are comprised of the following at December 31:

	2008	2007
Depreciation	$ 102,362	$ 109,257
Employee benefits	—	11,898
Intangibles	72,337	66,676
Gross deferred tax liabilities	$ 174,699	$ 187,831
Retiree health benefits	$ (24,794)	$ (25,258)
Foreign loss carryforwards	(69,451)	(67,903)
Capital loss carryforwards	(10,381)	(9,376)
Employee benefits	(187,055)	(69,367)
Accrued liabilities and other	(63,645)	(44,478)
Gross deferred tax assets	$(355,326)	$(216,382)
Valuation allowance on deferred tax assets	$ 73,632	$ 73,175
Total deferred taxes, net	$(106,995)	$ 44,624

FORM 10-K ■ SONOCO 2008 ANNUAL REPORT	F21

Foreign subsidiary loss carryforwards of approximately $271,140 remain at December 31, 2008. Their use is limited to future taxable earnings of the respective foreign subsidiaries. Of these loss carryforwards, approximately $197,248 do not have an expiration date. The remaining loss carryforwards expire at various dates in the future. Approximately $7,915 of state loss carryforwards and $3,624 of state credit carryforwards remain at December 31, 2008. The state loss and credit carryforwards expire at various dates in the future.

A reconciliation of the U.S. federal statutory tax rate to the actual consolidated tax expense is as follows:

	2008		2007		2006
Statutory tax rate	$70,832	35.0%	$89,470	35.0%	$96,183	35.0%
State income taxes, net of federal tax benefit	2,405	1.2	520	0.2	4,242	1.5
Valuation allowance	5,351	2.6	919	0.4	9,175	3.3
Change in reserve for uncertain tax positions	(2,332)	(1.2)	(10,361)	(4.1)	(3,664)	(1.3)
Change in estimates related to prior years	(4,460)	(2.2)	(2,229)	(0.9)	(1,840)	(0.7)
Foreign earnings taxed at other than U.S. rates	(8,939)	(4.4)	(10,779)	(4.2)	(7,489)	(2.7)
Effect of tax rate changes enacted during the year	(4,929)	(2.4)	(6,107)	(2.4)	—	—
Other, net	(3,131)	(1.5)	(6,247)	(2.4)	(3,278)	(1.1)
Total taxes	$54,797	27.1%	$55,186	21.6%	$93,329	34.0%

During 2008, the Company had a favorable impact of $9,498 from decreases in reserves for uncertain tax positions related primarily to lapses of statutes of limitations in international, federal and state jurisdictions as well as overall changes in facts and judgment. Included in the Company’s benefit from “Foreign earnings taxed at other than U.S. rates” was $4,313 from an adjustment to the basis of acquired assets of one of the Company’s Italian operations due to a change in tax law. The benefits included in “Change in estimates related to prior years” consist primarily of adjustments to deferred tax assets and liabilities arising from the availability of more accurate estimates.

During 2007, the Company had a favorable impact of $16,419 from decreases in reserves for uncertain tax positions related primarily to lapses of statutes of limitations in international, federal and state jurisdictions. The Company also realized a favorable impact of $6,107 from enacted tax rate reductions in various foreign jurisdictions.

During 2006, the Company entered into tax agreements with state tax authorities and closed state tax examinations for less than originally provided for, resulting in the reversal of previously accrued taxes of $5,354. This was mostly offset by the impact of $4,867 resulting from restructuring charges for which a tax benefit could not be recognized.

Undistributed earnings of international subsidiaries totaled $239,007 at December 31, 2008. Deferred taxes have not been provided on the undistributed earnings, as the Company considers these amounts to be indefinitely reinvested to finance international growth and expansion. If such amounts were remitted, loaned to the Company, or the stock in the foreign subsidiaries sold, these earnings could become subject to tax.

FIN 48 Liabilities:

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. As a result of the adoption, the Company recorded a reduction of approximately $5,600 to the January 1, 2007 balance of retained earnings.

The following table sets forth the reconciliation of the gross amounts of unrecognized tax benefits at the beginning and ending of the periods indicated:

	2008	2007
Gross Unrecognized Tax Benefits at January 1	$36,700	$55,700
Increases in prior years’ unrecognized tax benefits	1,600	2,000
Decreases in prior years’ unrecognized tax benefits	(3,000)	(3,000)
Increases in current year unrecognized tax benefits	7,000	7,700
Decreases in unrecognized tax benefits from the lapse of statutes of limitations	(6,400)	(25,300)
Settlements	(1,100)	(400)
Gross Unrecognized Tax Benefits at December 31	$34,800	$36,700

Of the unrecognized tax benefit balances at December 31, 2008 and December 31, 2007, approximately $25,600 and $28,300, respectively, would have an impact on the effective tax rate if ultimately recognized.

Interest and/or penalties related to income taxes are reported as part of income tax expense. At December 31, 2008 and December 31, 2007, the Company had approximately $6,500 and $7,500, respectively, accrued for interest. Tax expense for the year ended December 31, 2008, includes $600 of interest benefit, which is comprised of an interest benefit of approximately $4,100 related to the expiration of statutes of limitations and interest expense of $3,500 on unrecognized tax benefits. The amounts listed above for accrued interest and interest expense do not reflect the benefit of a federal tax deduction which would be available if the interest were ultimately paid.

The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, or non-U.S., income tax examinations by tax authorities for years before 2005. With respect to state and local income taxes, the Company is no longer subject to examination prior to 2003, with few exceptions.

The estimate for the potential outcome of any uncertain tax issue is highly judgmental. The Company believes it has adequately provided for any reasonable foreseeable outcome related to these matters. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assess-

F22

ments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the effective tax rate may fluctuate significantly on a quarterly basis.

15. Commitments and Contingencies

Contingencies

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

Environmental Matters

During the fourth quarter of 2005, the U. S. Environmental Protection Agency (EPA) notified U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, that U.S. Mills and NCR Corporation (NCR), an unrelated party, would be jointly held responsible to undertake a program to remove and dispose of certain PCB-contaminated sediments at a particular site on the lower Fox River in Wisconsin (the “Site”) which is now labeled by the EPA as Phase 1. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation, which the Company currently estimates to be between $28,000 and $41,000 for the Site project as a whole. The Company has expensed a total of $17,650 for its estimated share of the total cleanup cost. Of the total expensed, $12,500 was recorded in 2005, and $5,150 was recorded in 2007. Through December 31, 2008, a total of $11,064 has been spent on remediation of the Site. The remaining accrual of $6,586 represents the Company’s best estimate of what it is likely to pay to complete the Site project. However, the actual costs associated with cleanup of this particular site are dependent upon many factors and it is reasonably possible that remediation costs could be higher than the current estimate of project costs. Moreover, U.S. Mills and NCR are in the early stages of an arbitration proceeding with a contractor on the project who claims additional compensation. The Company acquired U.S. Mills in 2001, and the alleged contamination predates the acquisition.

In February 2007, the EPA and Wisconsin Department of Natural Resources (WDNR) issued a general notice of potential liability under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and a request to participate in remedial action implementation negotiations relating to a stretch of the lower Fox River, including the bay at Green Bay, (Operating Units 2 – 5) to eight potentially responsible parties, including U.S. Mills. Operating Units 2 – 5 include but also comprise a vastly larger area than the Site. Although it has not accepted any liability, U.S. Mills is reviewing this information and discussing possible remediation scenarios, and the allocation of responsibility therefor, with other potentially responsible parties. On April 9, 2007, U.S. Mills, in conjunction with other potentially responsible parties, presented to the EPA and the WDNR a proposed schedule to mediate the allocation issues among eight potentially responsible parties, including U.S. Mills. Non-binding mediation began in May 2007 and continued as bilateral/multilateral negotiations until mid 2008. To date, no agreement among the parties has occurred.

On November 13, 2007, the EPA issued a unilateral Administrative Order for Remedial Action pursuant to Section 106 of CERCLA. The order requires U.S. Mills and the seven other respondents to jointly take various actions to cleanup Operating Units 2 – 5. The order establishes two phases of work. The first phase consists of planning and design work as well as preparation for dredging and other remediation work and initially was required to be completed by December 31, 2008. The second phase consists primarily of dredging and disposing of contaminated sediments and capping of the dredged and less contaminated areas of the river bottom. The second phase is required to begin in 2009 when weather conditions permit and is expected to continue for several years. The order also provides for a $32.5 per day penalty for failure by a respondent to comply with its terms as well as exposing a non-complying respondent to potential treble damages. Although U.S. Mills has reserved its rights to contest liability for any portion of the work, it is cooperating with the other respondents to comply with the first phase of the order, although its financial contribution will likely be determined by the lawsuit commenced in June 2008.

On June 12, 2008, NCR and Appleton Papers, Inc., as plaintiffs, commenced a lawsuit against U.S. Mills, as one of a number of defendants, seeking a declaratory judgment allocating among all the parties the costs and damages associated with the pollution and cleanup of the Lower Fox River. The suit also seeks damages from the defendants for amounts already spent by the plaintiffs, including natural resource damages, and future amounts to be spent by all parties with regard to the pollution and cleanup of the Lower Fox River. The Company believes that this suit will have a minimal, if any, impact on the total amount of the potential remediation costs associated with Operating Units 2 – 5.

As of December 31, 2008, U.S. Mills had accrued a total of $60,825 for potential liabilities associated with the Fox River contamination (not including amounts accrued for remediation at the Site). That amount represents the minimum of the range of probable loss that can be reasonably estimated based on information available through the date of this report. The accrual had been $20,000 at December 31,

FORM 10-K ■ SONOCO 2008 ANNUAL REPORT	F23

2007. In two separate actions during 2008, U.S. Mills increased its estimate of the minimum amount of potential loss it believes it is likely to incur for all Fox River related liabilities (other than the Site) from $20,000 to $60,825. Accordingly, U.S. Mills recognized additional pre-tax charges of $40,825 in 2008 for such potential liabilities. Also during 2008, settlements totaling $40,825 were reached on certain of the insurance policies covering the Fox River contamination. The recognition of these insurance settlements offset the impact to earnings of the additional charges in 2008. Nevertheless, U.S. Mills’ ultimate share of the liability, and any claims against the Company, could conceivably exceed the net worth of U.S. Mills. However, the Company does not believe it is probable that the effect of U.S. Mills’ Fox River liabilities would result in a consolidated pre-tax loss that would exceed the net worth of U.S. Mills, which was approximately $78,000 at December 31, 2008.

The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time.

As of December 31, 2008 and 2007, the Company (and its subsidiaries) had accrued $70,542 and $31,058, respectively, related to environmental contingencies. Of these, a total of $67,411 and $28,996 relate to U.S. Mills at December 31, 2008 and 2007, respectively. These accruals are included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets. As discussed above, U.S. Mills also recognized a $40,825 benefit from settlements reached on certain insurance policies covering the Fox River contamination. U.S. Mills received all of the cash proceeds from these settlements in 2008. Of the total settlements received, up to $21,300 is subject to being reimbursed to the insurance companies to the extent, if any, that future costs incurred are less than that amount. U.S. Mills’ two remaining insurance carriers are in liquidation. It is possible that U.S. Mills may recover from these carriers a small portion of the costs it ultimately incurs. U.S. Mills may also be able to recoup some of the costs it incurs from other parties. There can be no assurance that such claims for recovery would be successful and no amounts have been recognized in the consolidated financial statements of the Company for such potential recovery or recoupment.

Commitments

As of December 31, 2008, the Company had long-term obligations to purchase electricity and steam, which it uses in its production processes, as well as long-term purchase commitments for certain raw materials, principally old corrugated containers. These purchase commitments require the Company to make total payments of approximately $330,429, as follows: $35,775 in 2009; $40,471 in 2010; $40,471 in 2011, $25,993 in 2012 and a total of $187,719 from 2013 through 2026.

16. Shareholders’ Equity and Earnings per Share

Stock Repurchases

The Company’s Board of Directors has authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. No shares were repurchased under this authorization during 2008. Accordingly, at December 31, 2008, a total of 5,000,000 shares remain available for repurchase.

The Company occasionally repurchases shares of its common stock to satisfy employee tax withholding obligations in association with the exercise of stock appreciation rights and performance-based stock awards. These repurchases, which are not part of a publicly announced plan or program, totaled 31,288 shares during 2008 at a cost of $843.

Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2008	2007	2006
Numerator:
Net income	$164,608	$214,156	$195,081
Denominator:
Weighted average common shares outstanding	100,321,000	100,632,000	100,073,000
Dilutive effect of stock-based compensation	665,000	1,243,000	1,461,000
Diluted outstanding shares	100,986,000	101,875,000	101,534,000
Net income per common share:
Basic	$1.64	$2.13	$1.95
Diluted	$1.63	$2.10	$1.92

The Company declared dividends totaling $1.07 and $1.02 per share in 2008 and 2007, respectively.

Certain stock appreciation rights and options to purchase shares of the Company’s common stock are not dilutive because the exercise price is greater than the market price of the stock at the end of the fiscal year. Accordingly, the following shares were not included in the computations of diluted income per share amounts:

	2008	2007	2006
Anti-dilutive options/SARs	3,685,058	1,586,000	2,000

These options/SARs may become dilutive in future periods if the market price of the Company’s common stock appreciates. No adjustments were made to reported net income in the computation of earnings per share.

17. Financial Reporting for Business Segments

The Company identifies its reportable segments in accordance with Statement of Financial Accounting Standards No. 131, ‘Disclosures about Segments of an Enterprise and Related Information’ (FAS 131), by evaluating the level of detail reviewed

F24

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

The Tubes and Cores/Paper segment includes the following products: high-performance paper and composite paperboard tubes and cores; fiber-based construction tubes and forms; pallet components; recycled paperboard, linerboard, recovered paper and other recycled materials.

The Packaging Services segment provides the following products and services: designing, manufacturing, assembling, packing and distributing temporary, semipermanent and permanent point-of-purchase displays; brand artwork management; and supply chain management services, including contract packing, fulfillment and scalable service centers.

All Other Sonoco represents the Company’s businesses that do not meet the aggregation criteria outlined in FAS 131, and therefore are not included in any of the above reportable segments. All Other Sonoco includes the following products: wooden, metal and composite wire and cable reels; molded and extruded plastics; custom-designed protective packaging; and paper amenities such as coasters and glass covers.

Restructuring charges, interest expense and interest income are included in Corporate operating profits.

The following table sets forth financial information about each of the Company’s business segments:

Years ended December 31	Consumer Packaging	Tubes and Cores/ Paper	Packaging Services	All Other Sonoco	Corporate	Consoli- dated
Total Revenue
2008	$1,572,090	$1,774,821	$517,869	$402,469	$ —	$4,267,249
2007	1,441,037	1,807,035	519,462	415,799	—	4,183,333
2006	1,308,184	1,614,721	456,877	407,411	—	3,787,193
Intersegment Sales[1]
2008	$ 1,760	$ 100,185	$ 371	$ 42,548	$ —	$ 144,864
2007	2,918	95,071	629	44,723	—	143,341
2006	3,430	89,163	44	37,717	—	130,354
Sales to Unaffiliated Customers
2008	$1,570,330	$1,674,636	$517,498	$359,921	$ —	$4,122,385
2007	1,438,119	1,711,964	518,833	371,076	—	4,039,992
2006	1,304,754	1,525,558	456,833	369,694	—	3,656,839
Income Before Income Taxes[2]
2008	$ 130,370	$ 145,840	$ 29,045	$ 44,379	$(147,258)	$ 202,376
2007	104,516	143,692	44,482	51,385	(88,449)	255,626
2006	109,624	148,177	39,181	49,106	(71,280)	274,808
Identifiable Assets[3]
2008	$1,070,621	$1,286,477	$306,569	$180,873	$ 241,926	$3,086,466
2007	1,149,832	1,439,045	321,536	189,179	240,651	3,340,243
2006	836,705	1,388,453	326,518	185,287	179,715	2,916,678
Depreciation, Depletion and Amortization[4]
2008	$ 72,723	$ 87,633	$ 11,680	$ 10,685	$ —	$ 182,721
2007	66,494	91,160	11,842	11,843	—	181,339
2006	55,074	85,863	11,942	11,984	—	164,863
Capital Expenditures[4]
2008	$ 41,681	$ 70,510	$ 2,791	$ 8,132	$ —	$ 123,114
2007	74,208	75,654	3,674	15,908	—	169,444
2006	48,153	63,290	3,439	8,397	—	123,279
[1]	Intersegment sales are recorded at a market-related transfer price.
[2]

Corporate 2008, 2007 and 2006 includes restructuring and restructuring-related asset impairment charges of $(21,695), $(23,462) and $(1,912), respectively, associated with the Consumer Packaging segment; $(32,669), $(10,343) and $(23,655), respectively, associated with the Tubes and Cores/Paper segment; $(2,058), $(585) and $(77), respectively, associated with the Packaging Services segment; and $(988), $(1,801) and $(453), respectively, associated with All Other Sonoco. Interest expense and interest income are also shown under Corporate. In addition, Corporate 2008 includes a financial asset impairment charge of $42,651.

[3]

Identifiable assets are those assets used by each segment in its operations. Corporate assets consist primarily of cash and cash equivalents, investments in affiliates, headquarters facilities and prepaid expenses.

[4]	Depreciation, depletion and amortization, as well as capital expenditures that are incurred at Corporate, are allocated to the reportable segments and All Other Sonoco.

FORM 10-K ■ SONOCO 2008 ANNUAL REPORT	F25

Geographic Regions

Sales to unaffiliated customers and long-lived assets by geographic region are as follows:

	2008	2007	2006
Sales to Unaffiliated Customers
United States	$2,596,641	$2,519,949	$2,343,046
Europe	762,143	730,393	576,096
Canada	374,122	384,416	369,563
All other	389,479	405,234	368,134
Total	$4,122,385	$4,039,992	$3,656,839
Long-lived Assets
United States	$1,314,106	$1,346,288	$1,217,462
Europe	320,271	368,492	353,841
Canada	228,630	303,454	165,796
All other	103,814	162,098	148,519
Total	$1,966,821	$2,180,332	$1,885,618

Sales are attributed to countries/regions based upon the plant location from which products are shipped. Long-lived assets are comprised of property, plant and equipment, goodwill, intangible assets and investment in affiliates (see Notes 7 and 8).

18. Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss, and the changes in accumulated other comprehensive loss, net of tax as applicable, for the years ended December 31, 2008 and 2007:

	Foreign Currency Translation Adjustments	Defined Benefit Plans	Derivative Financial Instruments	Accumulated Other Comprehensive Loss
Balance at December 31, 2006	$(22,630)	$(237,616)	$(2,059)	$(262,305)
Change during 2007	95,449	58,958	524	154,931
Balance at December 31, 2007	72,819	(178,658)	(1,535)	(107,374)
Change during 2008	(141,556)	(194,149)	(11,600)	(347,305)
Balance at December 31, 2008	$(68,737)	$(372,807)	$(13,135)	$(454,679)

The 2008 tax effect on the Defined Benefit Plans and Derivative Financial Instruments was $122,453 and $6,820, respectively. The 2007 tax effect on the Defined Benefit Plans and Derivative Financial Instruments was $(35,985) and $(304), respectively. The cumulative tax benefit of the Defined Benefit Plans was $225,258 and $102,805 at December 31, 2008 and 2007, respectively. Additionally, the cumulative tax effect of Derivative Financial Instruments was $7,680 and $860 at December 31, 2008 and 2007, respectively.

19. New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued FAS 158, ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.’ The Company has complied with those provisions of FAS 158 which became effective on December 31, 2006, and since that time has recognized in its financial statements the funded status of its defined benefit plans. The measurement date provision of FAS 158 became effective for the Company beginning with its December 31, 2008 balance sheet. This provision affected only the Company’s defined benefit plan in the United Kingdom, which had previously used an earlier measurement date. The adoption of the measurement date provision of FAS 158 resulted in an adjustment to 2008 beginning retained earnings of $351.

In September 2006, the FASB issued FAS 157, ‘Fair Value Measurements,’ which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements. The provisions of FAS 157 become effective in two phases. As of January 1, 2008, FAS 157 became effective for all financial assets and liabilities and for any non-financial assets and liabilities measured at fair value on a recurring basis. Effective January 1, 2009, the provisions of FAS 157 will apply to all assets and liabilities. The impact to the Company of the full adoption of FAS 157 is expected to be largely confined to potential changes in how the Company values assets recorded in connection with a business acquisition and in its analysis of potential goodwill and other asset impairments. Beyond these potential impacts, and other than additional disclosure, the adoption of FAS 157 has not and is not expected to have a material impact on the Company’s financial statements.

In December 2007, the FASB issued FAS 141(R), ‘Business Combinations’ which replaces FAS 141. While FAS 141(R) retains the fundamental requirement that the acquisition method of accounting be used for all business combinations, several significant changes were made some of which include: the scope of transactions covered; the treatment of transaction costs and subsequent restructuring charges; accounting for in process research and development, contingent assets and liabilities, and contingent consideration; and how adjustments made to the acquisition accounting after the transaction are reported. For Sonoco, this statement applies prospectively to business combinations occurring on or after January 1, 2009. While application of this standard will not impact the Company’s financial statements for transactions occurring prior to the effective date, its application will have a significant impact on the Company’s accounting for future acquisitions compared to current practice.

In December 2007, the FASB issued FAS 160, ‘Noncontrolling Interests in Consolidated Financial Statements’ which amends current accounting and reporting for a noncontrolling interest in a subsidiary and the deconsolidation of a subsidiary. This statement provides that a noncontrolling interest in a subsidiary should be reported as equity rather than as a “minority interest” liability and requires that all purchases, sales, issuances and redemptions of ownership interests in a consolidated subsidiary be accounted for as equity transactions if the parent retains a controlling financial interest. FAS 160 also requires that a gain or loss be recognized when a subsidiary is deconsolidated and, if a parent retains a noncontrolling equity investment in the former subsidiary, that the investment be measured at its fair value. This statement is effective January 1, 2009, and will be applied prospectively except for the presentation and disclosure requirements which are retrospective. As such, the effect of this standard on current non-

F26

controlling interest positions will be limited to financial statement presentation and disclosure, but its adoption will impact the Company’s accounting and disclosure for all transactions involving noncontrolling interests after adoption. The expected amount of minority interest liability to be reclassified as equity upon adoption of this statement is approximately $11,500.

In March 2008, the FASB issued FAS 161, ‘Disclosures about Derivative Instruments and Hedging Activities’ which requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008. As described above, the application of this standard will impact the Company’s disclosure of its derivative instruments and hedging activities.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, ‘Determination of the Useful Life of Intangible Assets’ which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this FSP is not expected to have a significant impact on Sonoco’s financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, ‘Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.’ This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this FSP is not expected to have an effect on the Company’s financial reporting.

In November 2008, the FASB issued Emerging Issues Task Force (EITF) Issue No. 08-6, ‘Equity Method Investment Accounting Considerations.’ This Issue provides guidance on determining the initial carrying value of an equity method investment, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This EITF Issue is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, consistent with the effective dates of Statement 141(R) and Statement 160. Application of the guidance in this Issue, which is required to be applied prospectively, is not expected to have a material impact on the Company’s financial statements.

In November 2008, the FASB issued EITF Issue No. 08-7, ‘Accounting for Defensive Intangible Assets.’ This Issue provides that a defensive intangible asset should be accounted for as a separate unit of accounting. In addition, a defensive intangible asset should be assigned a useful life that reflects the entity’s consumption of the expected benefits related to the asset. The useful life of a defensive intangible asset is to be determined by estimating the period over which the reporting entity expects the asset to contribute indirectly to the future cash flows of the entity; equivalently, the period over which the defensive intangible asset will diminish in fair value. This Issue is effective for intangible assets acquired in fiscal years and interim periods beginning on or after December 15, 2008, in order to coincide with the effective date of Statement 141(R). While the impact of this Issue, which is required to be applied prospectively, will depend on the amount and nature of any such assets, it is not expected to have a material impact on the Company’s financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, ‘Employers’ Disclosures about Postretirement Benefit Plan Assets.’ This FSP requires expanded disclosure regarding how investment allocation decisions are made, including factors that are pertinent to an understanding of investment policies and strategies; the fair value of each major category of plan assets; information that enables financial statement users to assess the inputs and valuation techniques used to develop fair value measurements of plan assets, including additional details regarding assets valued using significant unobservable inputs (Level 3); and, significant concentrations of risk. This Staff Position is effective for financial statements issued for fiscal years ending after December 15, 2009, and interim periods within those fiscal years. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes.

FORM 10-K ■ SONOCO 2008 ANNUAL REPORT	F27

20. Selected Quarterly Financial Data

The following table sets forth selected quarterly financial data of the Company:

(Unaudited)		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Net sales		$1,037,996	$1,086,567	$1,063,250	$ 934,572
Gross profit		186,402	194,681	184,736	158,211
Restructuring/Asset impairment charges		(61,538)	(10,770)	(5,530)	(22,223)
Net income		13,259	57,986	57,351	36,012
Per common share
Net income	- basic	$ .13	$ .58	$ .57	$.36
	- diluted	.13	.57	.57	.36
Cash dividends	- common	.26	.27	.27	.27
Market price	- high	33.48	34.85	35.81	31.04
	- low	25.97	28.20	29.58	19.84
2007
Net sales		$ 955,679	$ 994,431	$ 1,029,764	$1,060,118
Gross profit		185,165	190,073	187,279	191,277
Restructuring/Asset impairment charges		(6,806)	(3,289)	(17,401)	(8,695)
Net income		53,104	42,351	64,533	54,168
Per common share
Net income	- basic	$ .53	$.42	$ .64	$ .54
	- diluted	.52	.41	.63	.54
Cash dividends	- common	.24	.26	.26	.26
Market price	- high	38.90	44.91	44.75	34.76
	- low	36.19	38.10	29.65	28.45

21. Valuation and Qualifying Accounts

	Column A	Column B - Additions				Column C		Column D
	Balance at Beginning of Year	Charged to Costs and Expenses		Charged to Other		Deductions		Balance at End of Year
2008
Allowance for Doubtful Accounts	$9,519	$4,516		$(395)[2]		$4,371	[1]	$9,269
LIFO Reserve	16,404	1,263	[3]					17,667
Valuation Allowance on Deferred Tax Assets	73,175	11,396	[5]	(4,894)[6]		6,045	[4]	73,632
2007
Allowance for Doubtful Accounts	$8,983	$1,261		$1,395	[2]	$2,120	[1]	$9,519
LIFO Reserve	14,602	1,802	[3]					16,404
Valuation Allowance on Deferred Tax Assets	56,754	918		15,503	[7]			73,175
2006
Allowance for Doubtful Accounts	$8,325	$2,263		$1,169	[2]	$2,774	[1]	$8,983
LIFO Reserve	11,568	3,034	[3]					14,602
Valuation Allowance on Deferred Tax Assets	43,022	9,175		4,557	[6]			56,754
[1]	Includes amounts written off
[2]	Includes translation adjustments and other insignificant adjustments
[3]	Includes adjustments based on pricing and inventory levels
[4]	Includes utilization and expiration of capital loss carryforwards, net operating loss carryforwards, and other deferred tax assets
[5]	Includes creation of foreign and domestic deferred tax assets for which no benefit is expected to be realized
[6]	Includes translation adjustments
[7]	Includes changes in valuation allowance due to foreign net operating losses and translation adjustments

F28

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. PricewaterhouseCoopers LLP (PwC), our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2008, and has issued an attestation report, which appears at the beginning of Item 8 of this Annual Report on Form 10-K.

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

Item 9B. Other Information

Not applicable.

FORM 10-K ■ SONOCO 2008 ANNUAL REPORT	27

■ PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth in the Company’s definitive Proxy Statement for the annual meeting of shareholders to be held on April 15, 2009 (the Proxy Statement), under the captions “Election of Directors,” “Information Concerning Directors Whose Terms Continue” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference. Information about executive officers of the Company is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Code of Ethics – The Company has adopted a code of ethics (as defined in Item 406 of Regulation S-K) that applies to its principal executive officer, principal financial officer, principal accounting officer, and other senior executive and senior financial officers. This code of ethics is available through the Company’s Web site, www.sonoco.com, and is available in print to any shareholder who requests it. Any waivers or amendments to the provisions of this code of ethics will be posted to this Web site within four business days after the waiver or amendment.

Audit Committee Members – The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The audit committee is comprised of the following members: Marc D. Oken, Chairman; Lloyd W. Newton; Caleb C. Fort; John E. Linville; James M. Micali and Phillipe R. Rollier.

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

Item 11. Executive Compensation

The information set forth in the Proxy Statement under the caption “Compensation Committee Interlocks and Insider Participation,” under the caption “Management Compensation,” and under the caption “Director Compensation” is incorporated herein by reference. The information set forth in the Proxy Statement under the caption “Compensation Committee Report” is also incorporated herein by reference, but pursuant to the Instructions to Item 407(e)(5) of Regulation S-K, such report shall not be deemed to be “soliciting material” or subject to Regulation 14A, and shall be deemed to be “furnished” and not “filed” and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of being so furnished.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners,” and under the caption “Security Ownership of Management” is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth aggregated information about all of the Company’s compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance as of December 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[1] (c)

Equity compensation plans approved by security holders	7,517,614	$27.37	7,390,655
Equity compensation plans not approved by security holders	—	—	—
Total	7,517,614	$27.37	7,390,655
[1]

The Sonoco Products Company 2008 Long-Term Incentive Plan was adopted at the Company’s 2008 Annual Meeting of Shareholders. The maximum number of shares of common stock that may be issued was set at 8,500,000 shares, subject to certain adjustments, which included all awards that were granted, forfeited or expired during 2008 under all previous plans.

The weighted-average exercise price of $27.37 relates to stock options, stock appreciation rights, and deferred compensation stock units, which account for 5,898,995 of the 7,517,614 securities issuable upon exercise. The remaining securities relate to performance contingent restricted stock units and restricted stock unit awards that have no exercise price requirement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth in the Proxy Statement under the captions “Compensation Committee Interlocks and Insider Participation” and “Related Party Transactions,” and under the caption “Corporate Governance – Director Independence Policies” is incorporated herein by reference. Each member of the Audit, Corporate Governance and Nominating, and Executive Compensation Committees is independent as defined in the listing standards of the New York Stock Exchange.

Item 14. Principal Accountant Fees and Services

The information set forth in the Proxy Statement under the captions “Independent Registered Public Accounting Firm – Fees Relating to Services Provided by PwC for 2008 and 2007” and “– Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Auditors” is incorporated herein by reference.

FORM 10-K ■ SONOCO 2008 ANNUAL REPORT	29

■ PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements – The following financial statements are provided under Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K:

– Consolidated Balance Sheets as of December 31, 2008 and 2007

– Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006

– Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006

– Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

– Notes to Consolidated Financial Statements

– Report of Independent Registered Public Accounting Firm

	2.	Financial Statement Schedules – All schedules are omitted because they are not required, are not applicable or the required information is given in the financial statements or Notes thereto.

	3.	Exhibits

	3-1	Articles of Incorporation, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 1999)

	3-2	By-Laws, as amended (incorporated by reference to the Registrant’s Form 8-K filed December 6, 2007)

	4-1	Indenture, dated as of June 15, 1991, between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

	4-2	First Supplemental Indenture, dated as of June 23, 2004, between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 2004)

	4-3	Form of Note for 5.625% Notes due 2016 (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

	4-4	Form of Note for 6.50% Notes due November 15, 2013 (incorporated by reference to Registrant’s form 10-Q for the quarter ended September 30, 2001)

	10-1	1991 Sonoco Products Company Key Employee Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

	10-2	Sonoco Products Company 1996 Non-employee Directors’ Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

	10-3	Amendment to Non-employee Directors’ Stock Plan (incorporated by reference to Registrant’s Form 8-K filed February 3, 2006)

	10-4	Sonoco Savings Plan (incorporated by reference to the Registrant’s Form S-8 filed October 28, 2002 (File No. 333-100799))

	10-5	Sonoco Products Company 2008 Long-Term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2008)

	10-6	Deferred Compensation Plan for Key Employees of Sonoco Products Company (a.k.a. Deferred Compensation Plan for Corporate Officers of Sonoco Products Company), as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

	10-7	Omnibus Benefit Restoration Plan of Sonoco Products Company, amended and restated as of January 1, 2008

	10-8	Deferred Compensation Plan for Outside Directors of Sonoco Products Company, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

	10-9	Form of Executive Bonus Life Agreement between the Company and certain executive officers (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 26, 2004)

	10-10	Form of Executive Bonus Life Supplemental Agreement between the Company and Charles L. Sullivan, Jr. (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2004)

	10-11	Adjustment to Supplemental Executive Retirement Plan for Charles L. Sullivan, Jr. (incorporated by reference to Registrant’s Form 8-K filed April 22, 2005)

10-12	Amendment to terms of Restricted Stock Units granted to Harris E. DeLoach, Jr. (incorporated by reference to Registrant’s Form 8-K filed October 19, 2005)

10-13	Amendment to 2006 Director Compensation Program (incorporated by reference to Registrant’s Form 8-K filed October 19, 2005)

10-14	Description of Stock Appreciation Rights and Long-term Restricted Stock Units granted to executive officers of the Registrant on January 31, 2006 (incorporated by reference to Registrant’s Form 8-K filed February 3, 2006)

10-15	Amended and Restated Credit Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ending June 25, 2006)

10-16	Sonoco Investment and Retirement Plan, effective January 1, 2004 (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2007)

10-17	Sonoco Products Company Amended and Restated Trust Agreement for Executives, as of October 15, 2008 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-18	Sonoco Products Company Amended and Restated Directors Deferral Trust Agreement, as of October 15, 2008 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-19	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 5, 2008 (incorporated by reference to Registrant’s Form 8-K filed February 22, 2008)

12	Statements regarding Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm with respect to Registrant’s Form 10-K

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

99	Proxy Statement, filed in conjunction with annual shareholders’ meeting scheduled for April 15, 2009 (to be filed within 120 days after December 31, 2008)

FORM 10-K ■ SONOCO 2008 ANNUAL REPORT	31

■ SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of February 2009.

SONOCO PRODUCTS COMPANY

/s/ Harris E. DeLoach, Jr.
Harris E. DeLoach, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 27th day of February 2009.

/s/ Charles J. Hupfer
Charles J. Hupfer
Senior Vice President and Chief Financial Officer
(principal financial officer)

/s/ Barry L. Saunders
Barry L. Saunders
Vice President and Corporate Controller
(principal accounting officer)

■ SIGNATURES, continued

/s/ H.E. DeLoach, Jr. H.E. DeLoach, Jr.	President, Chief Executive Officer and Director (Chairman)

/s/ J.L. Coker J.L. Coker	Director

/s/ P.L. Davies P.L. Davies	Director

/s/ C.C. Fort C.C. Fort	Director

/s/ E.H. Lawton, III E.H. Lawton, III	Director

/s/ J.E. Linville J.E. Linville	Director

/s/ J.M. Micali J.M. Micali	Director

/s/ J.H. Mullin, III J.H. Mullin, III	Director

/s/ L.W. Newton L.W. Newton	Director

/s/ M.D. Oken M.D. Oken	Director

/s/ P.R. Rollier P.R. Rollier	Director

/s/ T.E. Whiddon T.E. Whiddon	Director

FORM 10-K ■ SONOCO 2008 ANNUAL REPORT	33

■ EXHIBIT INDEX

3-1	Articles of Incorporation, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 1999)

3-2	By-Laws, as amended (incorporated by reference to the Registrant’s Form 8-K filed December 6, 2007)

4-1	Indenture, dated as of June 15, 1991, between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

4-2	First Supplemental Indenture, dated as of June 23, 2004, between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 2004)

4-3	Form of Note for 5.625% Notes due 2016 (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

4-4	Form of Note for 6.50% Notes due November 15, 2013 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001)

10-1	1991 Sonoco Products Company Key Employee Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10-2	Sonoco Products Company 1996 Non-employee Directors’ Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10-3	Amendment to Non-employee Directors’ Stock Plan (incorporated by reference to Registrant’s Form 8-K filed February 3, 2006)

10-4	Sonoco Savings Plan (incorporated by reference to the Registrant’s Form S-8 filed October 28, 2002 (File No. 333-100799))

10-5	Sonoco Products Company 2008 Long-Term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2008)

10-6	Deferred Compensation Plan for Key Employees of Sonoco Products Company (a.k.a. Deferred Compensation Plan for Corporate Officers of Sonoco Products Company), as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-7	Omnibus Benefit Restoration Plan of Sonoco Products Company, amended and restated as of January 1, 2008

10-8	Deferred Compensation Plan for Outside Directors of Sonoco Products Company, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-9	Form of Executive Bonus Life Agreement between the Company and certain executive officers (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 26, 2004)

10-10	Form of Executive Bonus Life Supplemental Agreement between the Company and Charles L. Sullivan, Jr. (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2004)

10-11	Adjustment to Supplemental Executive Retirement Plan for Charles L. Sullivan, Jr. (incorporated by reference to Registrant’s Form 8-K filed April 22, 2005)

10-12	Amendment to terms of Restricted Stock Units granted to Harris E. DeLoach, Jr. (incorporated by reference to Registrant’s Form 8-K filed October 19, 2005)

10-13	Amendment to 2006 Director Compensation Program (incorporated by reference to Registrant’s Form 8-K filed October 19, 2005)

10-14	Description of Stock Appreciation Rights and Long-term Restricted Stock Units granted to executive officers of the Registrant on January 31, 2006 (incorporated by reference to Registrant’s Form 8-K filed February 3, 2006)

10-15	Amended and Restated Credit Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ending June 25, 2006)
10-16	Sonoco Investment and Retirement Plan, effective January 1, 2004 (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2007)

10-17	Sonoco Products Company Amended and Restated Trust Agreement for Executives, as of October 15, 2008 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-18	Sonoco Products Company Amended and Restated Directors Deferral Trust Agreement, as of October 15, 2008 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-19	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 5, 2008 (incorporated by reference to Registrant’s Form 8-K filed February 22, 2008)

12	Statements regarding Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm with respect to Registrant’s Form 10-K

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

99	Proxy Statement, filed in conjunction with annual shareholders’ meeting scheduled for April 15, 2009 (to be filed within 120 days after December 31, 2008)

FORM 10-K ■ SONOCO 2008 ANNUAL REPORT	35