Form 10-Q
period 2009-03-29
SONOCO PRODUCTS CO
filed 2009-04-28
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 0-516
SONOCO PRODUCTS COMPANY

Incorporated under the laws	I.R.S. Employer Identification
of South Carolina	No. 57-0248420
1 N. Second St.
Hartsville, South Carolina 29550
Telephone: 843/383-7000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐ (not yet applicable to registrant)
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at April 24, 2009:
Common stock, no par value: 99,795,010

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	March 29,	December 31,
	2009	2008*
Assets
Current Assets
Cash and cash equivalents	$78,574	$101,655
Trade accounts receivable, net of allowances	392,564	392,171
Other receivables	32,502	46,827
Inventories:
Finished and in process	123,741	125,200
Materials and supplies	192,478	188,969
Prepaid expenses	35,317	50,259
Deferred income taxes	24,468	24,909

	879,644	929,990
Property, Plant and Equipment, Net	956,943	973,442
Goodwill	779,082	782,983
Other Intangible Assets, Net	116,726	120,540
Long-term Deferred Income Taxes	101,726	132,536
Other Assets	144,891	146,975

Total Assets	$2,979,012	$3,086,466

Liabilities and Equity
Current Liabilities
Payable to suppliers	$320,348	$353,846
Accrued expenses and other	297,399	299,428
Notes payable and current portion of long-term debt	31,861	32,978
Accrued taxes	6,420	11,944

	656,028	698,196
Long-Term Debt, Net of Current Portion	635,426	656,847
Pension and Other Postretirement Benefits	430,801	455,197
Deferred Income Taxes	29,802	50,450
Other Liabilities	53,197	51,258	[1]
Commitments and Contingencies
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares
99,797 and 99,732 shares issued and outstanding at March 29, 2009 and December 31, 2008, respectively	7,175	7,175
Capital in excess of stated value	407,165	404,939
Accumulated other comprehensive loss	(454,101)	(454,679)
Retained earnings	1,201,451	1,205,540

Total Sonoco Shareholders’ Equity	1,161,690	1,162,975
Noncontrolling Interests	12,068	11,543	[1]

Total Equity	1,173,758	1,174,518

Total Liabilities and Equity	$2,979,012	$3,086,466

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

[1]	Prior year’s data have been reclassified to conform to the current year’s presentation reflecting the adoption of Statement of Financial Accounting Standards No. 160.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended
	March 29,	March 30,
	2009	2008*
Net sales	$800,629	$1,037,996
Cost of sales	659,766	851,594

Gross profit	140,863	186,402
Selling, general and administrative expenses	88,949	98,149
Restructuring/Asset impairment charges (see Note 3)	7,210	61,538

Income before interest and income taxes	44,704	26,715
Interest expense	10,356	14,554
Interest income	(725)	(1,326)

Income before income taxes	35,073	13,487
Provision for income taxes	11,392	6,449

Income before equity in earnings of affiliates	23,681	7,038
Equity in earnings of affiliates, net of tax	54	1,878

Net income	$23,735	$8,916

Plus: Net (income)/loss attributable to noncontrolling interests	$(613)	$4,343

Net income attributable to Sonoco	$23,122	$13,259

Weighted average common shares outstanding:
Basic	100,612	100,089

Diluted	100,712	100,702

Per common share:
Net income attributable to Sonoco:
Basic	$0.23	$0.13

Diluted	$0.23	$0.13

Cash dividends	$0.27	$0.26

*	Prior year’s data have been reclassified to conform to the current year’s presentation reflecting the adoption of Statement of Financial Accounting Standards No. 160.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended
	March 29,	March 30,
	2009	2008*
Cash Flows from Operating Activities:
Net income	$23,735	$8,916
Adjustments to reconcile net income to net cash provided by operating activities:
Financial asset impairment	—	42,651
Restructuring-related asset impairment and pension curtailment	4,970	11,344
Depreciation, depletion and amortization	40,857	45,853
Share-based compensation expense	2,704	3,417
Equity in earnings of affiliates	(54)	(1,875)
(Gain) loss on disposition of assets	(4,804)	394
Tax effect of nonqualified stock options	—	154
Excess tax benefit of share-based compensation	—	(54)
Deferred taxes	(795)	4,341
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Trade accounts receivable	(6,348)	(22,937)
Inventories	(5,190)	(3,828)
Payable to suppliers	(9,698)	(6,210)
Prepaid expenses	7,368	786
Cash contribution to pension plans	(8,966)	(6,368)
Prepaid income taxes and taxes payable	1,661	(2,621)
Fox River environmental reserves and insurance receivable	(3,821)	14,779
Other assets and liabilities	33,894	(24,724)

Net cash provided by operating activities	75,513	64,018

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(34,643)	(34,126)
Cost of acquisitions, net of cash acquired	—	(5,535)
Proceeds from the sale of assets	5,010	547
Investment in affiliates and other	—	(979)

Net cash used in investing activities	(29,633)	(40,093)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	12,233	6,155
Principal repayment of debt	(13,258)	(43,960)
Net (decrease) increase in commercial paper	(21,000)	27,000
Net (decrease) increase in bank overdrafts	(16,538)	11,779
Excess tax benefit of share-based compensation	—	54
Cash dividends	(26,945)	(25,866)
Shares acquired	(956)	(800)
Shares issued	—	166

Net cash used in financing activities	(66,464)	(25,472)

Effects of Exchange Rate Changes on Cash	(2,497)	4,818

Net (Decrease) Increase in Cash and Cash Equivalents	(23,081)	3,271
Cash and cash equivalents at beginning of period	101,655	70,758

Cash and cash equivalents at end of period	$78,574	$74,029

*	Prior year’s data have been reclassified to conform to the current year’s presentation and to reflect the adoption of Statement of Financial Accounting Standards No. 160.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Note 1: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three months ended March 29, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
On January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Financial Statements — an amendment of ARB No. 51,” the provisions of which, among others, require that minority interests be renamed “noncontrolling interests” and be presented as a component of equity for all periods presented. Accordingly, $11,543 of noncontrolling interests that were previously included in “Other liabilities” on the Company’s December 31, 2008 balance sheet have been reclassified to equity.
With respect to the unaudited condensed consolidated financial information of the Company for the three month periods ended March 29, 2009 and March 30, 2008 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 28, 2009 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.
Note 2: Shareholders’ Equity
     Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 29,	March 30,
	2009	2008
Numerator:
Net income attributable to Sonoco	$23,122	$13,259

Denominator:
Weighted average common shares outstanding	100,612,000	100,089,000
Dilutive effect of:
Stock-based compensation	100,000	613,000

Dilutive shares outstanding	100,712,000	100,702,000

Reported net income attributable to Sonoco per common share:
Basic	$0.23	$0.13

Diluted	$0.23	$0.13

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Stock options to purchase 6,011,600 and 1,934,083 shares at March 29, 2009 and March 30, 2008, respectively, were not dilutive and, therefore, are excluded from the computations of diluted income attributable to Sonoco per common share amounts. No adjustments were made to reported net income attributable to Sonoco in the computations of earnings per share.
     Stock Repurchases
The Company’s Board of Directors has authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. No shares were repurchased under this authorization during the first three months of 2009. Accordingly, at March 29, 2009, a total of 5,000,000 shares remain available for repurchase.
The Company occasionally repurchases shares of its common stock to satisfy employee tax withholding obligations in association with the exercise of stock appreciation rights and performance-based stock awards. These repurchases, which are not part of a publicly announced plan or program, totaled 43,842 shares in the first three months of 2009 at a cost of $956.
Note 3: Restructuring and Asset Impairment
The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2009, 2008 and 2007 are reported as “2009 Actions,” “2008 Actions” and “2007 Actions,” respectively. In addition, the Company has two formal restructuring plans that are still active, although both were substantially complete at March 29, 2009. These are reported as “Earlier Actions.” Following are the total restructuring and asset impairment charges, net of adjustments, recognized by the Company during the periods presented:

	Three Months Ended
	March 29,	March 30,
	2009	2008
Restructuring/Asset impairment:
2009 Actions	$8,188	$—
2008 Actions	3,329	4,365
2007 Actions	(4,367)	13,643
Earlier Actions	60	879
Financial Asset Impairment	—	42,651

Restructuring/Asset impairment charges	$7,210	$61,538
Income tax benefit	(2,657)	(17,351)
Impact of Noncontrolling Interests, net of tax	1,506	(3,395)

Restructuring/Asset impairment charges, net of adjustments (after tax)	$6,059	$40,792

Restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Condensed Consolidated Statements of Income, except for restructuring charges applicable to equity method investments, which are included in “Net (income)/loss attributable to noncontrolling interests.”
The Company expects to recognize future additional costs totaling approximately $13,080 in connection with previously announced restructuring actions and believes that the majority of these charges will be incurred and paid by the end of 2009. The Company continually evaluates its cost structure, including its manufacturing capacity and additional restructuring actions may be undertaken.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
     2009 Actions
During 2009, the Company initiated closures in its Tubes and Cores/Paper segment including a paper mill in the United States and two tube and core plants, one in Europe and the other in the United States. The Company also initiated the closure of a molded plastics facility in the United States (part of All Other Sonoco). In addition, the Company has also continued to realign its fixed cost structure resulting in the permanent elimination of approximately 24 positions.
Below is a summary of 2009 Actions and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative.

	First	Total
	Quarter	Incurred to	Estimated
2009 Actions	2009	Date	Total Cost
Severance and Termination Benefits
Tubes and Cores/Paper segment	$1,930	$1,930	$6,700
Consumer Packaging segment	212	212	212
All Other Sonoco	756	756	756
Asset Impairment / Disposal of Assets
Tubes and Cores/Paper segment	5,114	5,114	5,114
Other Costs
Tubes and Cores/Paper segment	—	—	1,442
All Other Sonoco	176	176	326

Total	$8,188	$8,188	$14,550

The following table sets forth the activity in the 2009 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

	Severance	Asset
2009 Actions	and	Impairment/
Accrual Activity	Termination	Disposal	Other
2009 Year to Date	Benefits	of Assets	Costs	Total
Liability, December 31, 2008	$—	$—	$—	$—
New charges	2,898	5,114	176	8,188
Cash payments	(505)	—	(14)	(519)
Asset writedowns/disposals	—	(5,114)	—	(5,114)
Foreign currency translation	19	—	—	19

Liability, March 29, 2009	$2,412	$—	$162	$2,574

During the three months ended March 29, 2009, the Company also recorded non-cash, after-tax offsets in the amount of $(58), to reflect the impact of a noncontrolling interest holder’s portion of restructuring charges.
The Company expects to pay the majority of the remaining 2009 Actions restructuring costs by the end of 2009 using cash generated from operations.
     2008 Actions
During 2008, the Company initiated the following closures in its Tubes and Cores/Paper segment: ten tube and core plants, three in the United States, three in Canada, two in the United Kingdom, one in Spain, and one in China; two paper mills, one in the United States and one in Canada; and a specialty paper machine in the United States. In addition, closures were initiated at four rigid packaging plants in the United States (part of the Consumer Packaging segment) and two fulfillment centers in the United States (part of the Packaging Services segment). The Company also realigned its fixed cost structure resulting in the permanent elimination of approximately 125 salaried positions.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Below is a summary of 2008 Actions and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative.

	First	First	Total
	Quarter	Quarter	Incurred to	Estimated
2008 Actions	2009	2008	Date	Total Cost
Severance and Termination Benefits
Tubes and Cores/Paper segment	$1,585	$—	$9,806	$11,025
Consumer Packaging segment	20	—	4,122	4,672
Packaging Services segment	(58)	—	1,310	1,310
All Other Sonoco	—	—	563	563
Corporate	—	—	1,734	1,734
Asset Impairment / Disposal of Assets
Tubes and Cores/Paper segment	87	4,365	11,036	11,036
Consumer Packaging segment	110	—	4,816	4,816
Packaging Services segment	(365)	—	—	—
Other Costs
Tubes and Cores/Paper segment	1,467	—	6,712	10,229
Consumer Packaging segment	468	—	1,442	2,342
Corporate	15	—	23	23

Total	$3,329	$4,365	$41,564	$47,750

The following table sets forth the activity in the 2008 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

		Asset
2008 Actions	Severance and	Impairment/
Accrual Activity	Termination	Disposal	Other
2009 Year to Date	Benefits	of Assets	Costs	Total
Liability, December 31, 2008	$11,893	$—	$357	$12,250
New charges	1,547	(168)	1,950	3,329
Cash payments	(4,714)	—	(1,498)	(6,212)
Asset writedowns/disposals	—	168	—	168
Foreign currency translation	11	—	—	11

Liability, March 29, 2009	$8,737	$—	$809	$9,546

The Company expects to pay the majority of the remaining 2008 Actions restructuring costs by the end of 2009 using cash generated from operations.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Below is a summary of 2007 Actions and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative.

	First	First	Total
	Quarter	Quarter	Incurred to	Estimated
2007 Actions	2009	2008	Date	Total Cost
Severance and Termination Benefits
Tubes and Cores/Paper segment	$41	$5,089	$8,097	$8,097
Consumer Packaging segment	—	190	1,527	1,527
Packaging Services segment	(7)	72	397	397
All Other Sonoco	—	—	36	36
Asset Impairment / Disposal of Assets
Tubes and Cores/Paper segment	(4,474)	3,638	(5,319)	(5,319)
Consumer Packaging segment	24	3,321	21,553	21,553
All Other Sonoco	—	—	536	536
Other Costs
Tubes and Cores/Paper segment	—	—	604	604
Consumer Packaging segment	49	1,333	3,419	3,641
All Other Sonoco	—	—	228	228

Total	$(4,367)	$13,643	$31,078	$31,300

The following table sets forth the activity in the 2007 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

	Severance	Asset
2007 Actions	and	Impairment/
Accrual Activity	Termination	Disposal	Other
2009 Year to Date	Benefits	of Assets	Costs	Total
Liability, December 31, 2008	$1,745	$—	$—	$1,745
New charges	41	24	49	114
Cash receipts/(payments)	(1,709)	4,474	(49)	2,716
Asset writedowns/disposals	—	(24)	—	(24)
Foreign currency translation	(2)	—	—	(2)
Adjustments	(7)	(4,474)	—	(4,481)

Liability, March 29, 2009	$68	$—	$—	$68

Sales proceeds of $14,671, net of commissions, were received in December 2008 related to the sale of the Company’s paper mill in China. At the time these proceeds were received, the book value of property, plant and equipment and land use rights (an intangible asset) was written off. Additional sales proceeds of $4,474 were received during the first quarter of 2009, the full amount of which is reflected as a net gain under “Adjustments” in the table above. Under the terms of the sales agreement for this paper mill, the remaining sales proceeds of approximately $5,500 are due in 2009. The Company is following the cost recovery method of Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate,” in recognizing the net gain on this transaction. Accordingly, gains on the sale have been recognized only to the extent that cash has been received.
During the three months ended March 29, 2009, the Company also recorded non-cash, after-tax offsets in the amount of $1,564, to reflect the impact of the noncontrolling interest holder’s portion of the gain discussed above.
The Company expects to pay the majority of the remaining 2007 Actions restructuring costs during 2009 using cash generated from operations.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
     Earlier Actions
Earlier Actions are comprised of two formal restructuring plans, the 2006 Plan and the 2003 Plan, both of which included a number of plant closures and workforce reductions. At March 29, 2009, the remaining restructuring accrual for Earlier Plans totaled $1,061. The accrual, included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheet, relates primarily to building lease terminations and unpaid severance and termination benefits. The Company expects to recognize future pre-tax charges of approximately $310 associated with Earlier Actions, primarily related to costs of exiting two closed facilities in Europe and building lease terminations. The Company expects both the liability and the future costs to be fully paid at the end of 2012, using cash generated from operations.
     Financial Asset Impairment
As part of the 2003 sale of its High Density Film business, the Company received a subordinated note receivable (due in 2013) and a preferred equity interest in the buyer as a portion of the selling price. Based on information provided by the buyer late in the first quarter of 2008, the Company concluded that neither the collection of its subordinated note receivable nor redemption of its preferred equity interest was probable, and that their value was likely zero. Accordingly, the Company fully reserved these items in the first quarter of 2008, recording a charge totaling $42,651 pretax ($30,981 after tax). This financial asset impairment charge is included in “Restructuring/Asset impairment charges” in the Company’s Condensed Consolidated Statements of Income. On May 6, 2008, the buyer filed a petition for relief under Chapter 11 with the United States Bankruptcy Court for the District of Delaware that included a plan of reorganization, which was subsequently approved by the court June 26, 2008. As part of the plan of reorganization, the Company’s preferred equity interest and its subordinated note receivable were extinguished.
Note 4: Comprehensive Income
The following table reconciles net income to comprehensive income attributable to Sonoco:

	Three Months Ended
	March 29,	March 30,
	2009	2008
Net income	$23,735	$8,916

Other comprehensive income, net of income tax:
Foreign currency translation adjustments	(18,847)	14,340
Changes in defined benefit plans	23,149	1,407
Changes in derivative financial instruments	(3,724)	6,589

Comprehensive income	$24,313	$31,252
Comprehensive (income)/loss attributable to noncontrolling interests	(613)	4,343

Comprehensive income attributable to Sonoco	$23,700	$35,595

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable, for the three months ended March 29, 2009:

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

	Foreign			Accumulated
	Currency	Defined	Derivative	Other
	Translation	Benefit	Financial	Comprehensive
	Adjustments	Plans	Instruments	Loss

Balance at December 31, 2008	$(68,737)	$(372,807)	$(13,135)	$(454,679)
Year-to-date change	(18,847)	23,149	(3,724)	578

Balance at March 29, 2009	$(87,584)	$(349,658)	$(16,859)	$(454,101)

At March 29, 2009, the Company had commodity swaps outstanding to fix the costs of a portion of raw materials and energy. These swaps, which have maturities ranging from April 2009 to December 2012, qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related amendments. The amounts included in accumulated other comprehensive loss related to these commodity swaps were an unfavorable position of $26,679 ($16,859 after tax) at March 29, 2009, and an unfavorable position of $20,815 ($13,135 after tax) at December 31, 2008.
The tax effect on Derivative Financial Instruments in the first quarter of 2009 was $2,140. The cumulative tax effect of Derivative Financial Instruments was $9,820 and $7,680, at March 29, 2009 and December 31, 2008, respectively.
The tax effect on Defined Benefit Plans in the first quarter of 2009 was $(14,817). The cumulative tax benefit of the Defined Benefit Plans was $210,441 at March 29, 2009, and $225,258 at December 31, 2008.
Note 5: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill for the three months ended March 29, 2009 is as follows:

	Tubes and
	Cores	Consumer	Packaging
	/Paper	Packaging	Services	All Other
	Segment	Segment	Segment	Sonoco	Total

Balance as of December 31, 2008	$229,239	$336,894	$150,610	$66,240	$782,983
Foreign currency translation	(3,276)	(568)	6	(63)	(3,901)

Balance as of March 29, 2009	$225,963	$336,326	$150,616	$66,177	$779,082

The Company completed its annual goodwill impairment testing during the third quarter of 2008. Based on the results of this evaluation, the Company concluded that there was no impairment of goodwill for any of its reporting units. Based on its ongoing evaluation of relevant facts and circumstances, the Company concluded that there were no significant changes during the first quarter of 2009 that required additional goodwill impairment testing. The annual evaluation performed in 2008 used forward-looking projections and included significant expected improvements in the future cash flows of two of the Company’s reporting units, Matrix Packaging and Sonoco CorrFlex (CorrFlex). As a result of the global economic recession, operating results of the Company’s European Tubes and Cores/Paper business have fallen in recent months. The Company expects operating results in this business to improve when general economic conditions improve and recently implemented restructuring actions are completed. If the Company’s assessment of the relevant facts and circumstances changes, or if actual performance in these reporting units falls short of expected results, noncash impairment charges may be required. Total goodwill associated with Matrix Packaging, CorrFlex and Tubes and Cores/Paper — Europe was approximately $120,000, $150,000 and $102,000, respectively at March 29, 2009.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Other Intangible Assets
A summary of other intangible assets as of March 29, 2009 and December 31, 2008 is as follows:

	March 29,	December 31,
	2009	2008

Amortizable intangibles — Gross cost Patents	$684	$3,559
Customer lists	155,612	156,883
Land use rights	310	316
Supply agreements	1,000	1,000
Other	6,286	12,047

Total gross cost	$163,892	$173,805

Total accumulated amortization	$(47,166)	$(53,265)

Net amortizable intangibles	$116,726	$120,540

During the first quarter of 2009, the Company wrote off patents with a gross cost of approximately $2,870. The patents, which were fully amortized, had no legal or economic life remaining.
Other intangible assets are amortized, usually on a straight-line basis, over their respective useful lives, which generally range from three to twenty years. Aggregate amortization expense was $2,919 and $3,452 for the three months ended March 29, 2009 and March 30, 2008, respectively. Amortization expense on other intangible assets is expected to approximate $12,000 in 2009, $11,700 in 2010, $11,300 in 2011, $11,000 in 2012 and $10,700 in 2013.
Note 6: Fair Value Measurements
The following table sets forth information regarding the Company’s financial assets and financial liabilities that are measured at fair value. The Company does not currently have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
		Quoted Market
		Prices in Active
		Market for
		Identical	Significant Other	Significant
		Assets/Liabilities	Observable Inputs	Unobservable Inputs
Description	March 29, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives	$225	$—	$225	$—
Deferred Compensation Plan Assets	$1,547	$1,547	$—	$—

Liabilities:
Derivatives	$26,847	$—	$26,847	$—
The Company uses derivatives from time to time to mitigate the effect of raw material and energy cost fluctuations, foreign currency fluctuations and interest rate movements. The Company records qualifying derivatives in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), and related amendments. Fair value measurements for the Company’s derivatives, which at March 29, 2009, consisted primarily of natural gas swaps entered into for hedging purposes, and foreign currency swaps for which hedge accounting has not been applied, are classified under Level 2 because such measurements are determined using published market prices or estimated based on observable inputs such as interest rates, yield curves, spot and future commodity prices and spot and future exchange rates.

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
Although the impairment model for goodwill is a fair value-based assessment model, goodwill is not periodically remeasured at fair value. In the event an impairment loss is recorded, the required nonrecurring fair value disclosures will be provided.
Note 7: Derivatives
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
The Company uses derivatives to mitigate the effect of fluctuations in some of its raw material and energy costs, foreign currency fluctuations and interest rate movements. The Company purchases commodities such as recovered paper, metal and energy generally at market or fixed prices that are established with the vendor as part of the purchase process for quantities expected to be consumed in the ordinary course of business. The Company may enter into commodity futures or swaps to reduce the effect of price fluctuations. The Company may use foreign currency forward contracts and other risk management instruments to manage exposure to foreign currency cash flows, assets, and liabilities. The Company is exposed to interest-rate fluctuations as a result of using debt as a source of financing for its operations. The Company may from time to time use traditional, unleveraged interest rate swaps to adjust its mix of fixed and variable rate debt to manage its exposure to interest rate movements.
Cash Flow Hedges
At March 29, 2009 and December 31, 2008, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. To the extent considered effective, the changes in fair value of these contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which the hedged item impacts earnings.
Commodity Cash Flow Hedges
The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas and aluminum. At March 29, 2009, natural gas swaps covering approximately 7.3 million MMBTUs were outstanding. These contracts represent approximately 75%, 69%, 44% and 19% of anticipated U.S. and Canadian usage for 2009, 2010, 2011 and 2012, respectively. Additionally, the Company had swap contracts covering 7,065 metric tons of aluminum representing approximately 60% and 8% of anticipated usage for 2009 and 2010. The fair value of commodity cash flow hedges was $(25,588) and $(20,491) at March 29, 2009 and December 31, 2008, respectively. The amount of the loss included in “Accumulated other comprehensive loss” at March 29, 2009, that is expected to be reclassified to the income statement during the next twelve months is $17,601.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases forecasted to occur in 2009. At March 29, 2009, the net position of these contracts was to purchase approximately 41,900 Canadian dollars, 5,900 euros, and 1,800 British pounds. The fair value of these foreign currency cash flow hedges was $(1,261) and $(693) at March 29, 2009 and December 31, 2008, respectively. The amount of the loss included in “Accumulated other comprehensive loss” at March 29, 2009, that is expected to be reclassified to the income statement during the next twelve months is $1,261.
Fair Value Hedges
The Company had no fair value hedges at March 29, 2009 or December 31, 2008.
Other Derivatives
The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and existing foreign currency denominated receivables and payables. The Company does not apply hedge accounting treatment under FAS 133 for these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur. The total fair value of these hedges, all of which were short-term, was $225 and $6,604 at March 29, 2009 and December 31, 2008, respectively.
The following table sets forth location and fair values of the Company’s derivative instruments at March 29, 2009:
FAIR VALUE OF DERIVATIVE INSTRUMENTS

Description	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under FAS133:
Commodity Contracts	Other Current Liabilities	$17,665
Commodity Contracts	Other Long Term Liabilities	$7,923
Foreign Exchange Contracts	Other Current Liabilities	$1,261

Derivatives not designated as hedging instruments under FAS133:
Foreign Exchange Contracts	Other Current Assets	$225
The following table sets forth the effect of the Company’s derivative instruments on financial performance for the quarter ended March 29, 2009:

				Location of Gain or	Amount of Gain or
	Amount of Gain or	Location of Gain or	Amount of Gain or	(Loss) Recognized	(Loss) Recognized
	(Loss) Recognized	(Loss) Reclassified	(Loss) Reclassified	in Income on	in Income on
	in OCI on	from OCI Into	from Accumulated	Derivative	Derivative
	Derivative	Income (Effective	OCI Into Income	(Ineffective	(Ineffective
Description	(Effective Portion)	Portion)	(Effective Portion)	Portion)	Portion)

Derivatives in FAS133 Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$(556)	Net sales	$(356)	Net sales	$—

Commodity Contracts	$(9,547)	Cost of sales	$(5,941)	Cost of sales	$12

	Location of Gain or
	(Loss) Recognized	Gain or (Loss)
	in Income Statement	Recognized
Derivatives not designated as hedging instruments under FAS133:
Foreign Exchange Contracts	Cost of sales	$188

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Note 8: Dividend Declarations
On February 4, 2009, the Board of Directors declared a regular quarterly dividend of $0.27 per share. This dividend was paid March 10, 2009 to all shareholders of record as of February 20, 2009.
On April 15, 2009, the Board of Directors declared a regular quarterly dividend of $0.27 per share. This dividend is payable June 10, 2009 to all shareholders of record as of May 15, 2009.
Note 9: Employee Benefit Plans
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
On February 4, 2009, the U.S. qualified defined benefit pension plan was amended to freeze plan benefits for all active participants effective December 31, 2018. Former participants in the U.S. qualified plan would be transferred to the SIRP effective January 1, 2019. Participants have a one-time option to transfer into the SIRP effective January 1, 2010. The choice for this one-time election must be made prior to August 18, 2009.
The plan amendment required a remeasurement of the U.S. qualified plan’s assets and liabilities as of February 4, 2009. The following table reconciles the U.S. qualified plan’s beginning of year obligations and assets to their values on the remeasurement date:

U.S Qualified
Defined
Benefit
Pension Plan
Change in Benefit Obligation
Benefit obligation at January 1, 2009	$860,247
Service cost	1,633
Interest cost	4,268
Liability gain due to curtailment	(18,493)
Actuarial gain	(43,800)
Benefits paid	(3,330)

Benefit obligation at February 4, 2009	$800,525

Change in Plan Assets
Fair value of Plan assets at January 1, 2009	$593,988
Actual return on Plan assets	(30,290)
Benefits paid	(3,330)
Expenses paid	(258)

Fair value of Plan assets at February 4, 2009	$560,110

Funded Status of the Plan	$(240,415)

The discount rate used to determine the benefit obligation of the U.S. qualified defined benefit plan was 6.52% and 6.10% at February 4, 2009 and December 31, 2008, respectively.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The components of net periodic benefit cost include the following:

	Three Months Ended
	March 29,	March 30,
	2009	2008
Retirement Plans
Service cost	$5,687	$6,523
Interest cost	17,248	18,796
Expected return on plan assets	(14,280)	(22,438)
Amortization of net transition obligation	90	65
Amortization of prior service cost	271	563
Amortization of net actuarial loss	9,837	3,649
Effect of curtailment loss	2,344	—

Net periodic benefit cost	$21,197	$7,158

Retiree Health and Life Insurance Plans
Service cost	$338	$512
Interest cost	980	1,117
Expected return on plan assets	(278)	(475)
Amortization of prior service credit	(2,689)	(2,566)
Amortization of net actuarial loss	804	767

Net periodic benefit income	$(845)	$(645)

As a result of the amendment to the U.S. qualified defined benefit pension plan, the Company recognized a $2,344 curtailment loss. Approximately 75% of this charge is included in “Cost of sales” in the Condensed Consolidated Statements of Income; the remainder is included in “Selling, general and administrative expenses.”
During the three months ended March 29, 2009, the Company made contributions of $4,119 to its retirement and retiree health and life insurance plans. The Company anticipates that it will make additional contributions of approximately $13,400 in 2009. The Company also contributed $4,847 to the SIRP during this same three-month period. No additional contributions are expected during the remainder of 2009. Funding of the Company’s U.S. defined benefit pension plan is not required in 2009 because of the ability to utilize funding credits arising from previously funding the plan in excess of minimum requirements. No assurances can be made, however, about funding credits beyond 2009, as they will depend largely on actual investment returns and future actuarial assumptions.
Sonoco Savings Plan
The Company sponsors the Sonoco Savings Plan, a defined contribution retirement plan, for its U.S. employees. The plan provides for participant contributions of 1% to 30% of gross pay. The plan provides 100% Company matching on the first 3% of pre-tax contributions, 50% Company matching on the next 2% of pre-tax contributions and 100% immediate vesting. On April 15, 2009, Sonoco’s Board of Directors approved an amendment to the Sonoco Savings Plan temporarily suspending the Company’s matching contribution effective as of June 1, 2009. The Board intends to reevaluate matching contributions once business conditions allow.
Note 10: Income Taxes
The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. There have been no significant changes in the Company’s liability for uncertain tax positions since December 31, 2008.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The Company’s effective tax rate for the three-month period ending March 29, 2009 was 32.5%. The rate for the first quarter varied from the U.S. statutory rate primarily due to the favorable effect of international operations that are subject to tax rates generally lower than the U.S. rate and the favorable effect of the manufacturer’s deduction and other U.S. tax adjustments. The Company’s effective tax rate for the first quarter of 2008 was 47.8%. This varied from the statutory rate primarily due to a valuation allowance recorded against the capital loss carryovers created by the impairment of financial assets discussed in Note 3, as well as certain restructuring charges for which tax benefits could not be recognized.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examination by tax authorities for years before 2005. With respect to U.S. state and local and non-U.S. income taxes, the Company is no longer subject to examination prior to 2003, with few exceptions.
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
Note 11: New Accounting Pronouncements
In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FASB Staff Position (FSP) modifies FAS 141(R) to provide that contingent assets acquired or liabilities assumed in a business combination be recorded at fair value if the acquisition-date fair value can be determined during the measurement period. If not, such items would be recognized at the acquisition date if they meet the recognition requirements of FAS 5. In periods after the acquisition date, an acquirer shall account for contingent assets and liabilities that were not recognized at the acquisition date in accordance with other applicable GAAP, as appropriate. Items not recognized as part of the acquisition but recognized subsequently would be reflected in that subsequent period’s income. This FSP has no immediate impact on the Company’s financial statements, but will apply to any future acquisitions.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which requires publicly traded companies to provide disclosure about the fair value of financial instruments whenever interim summarized financial information is reported. Previously, disclosures about the fair value of financial instruments was only required on an annual basis. The Company is required to begin including this disclosure with its second quarter 2009 financial statements. Disclosure shall include the method(s) and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in method(s) and significant assumptions, if any, during the period.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP applies to all assets and liabilities that require or permit fair value measurements, except as discussed in paragraphs 2 and 3 of Statement 157 (e.g., stock-based compensation, inventory, and leases). This FSP does not apply to quoted prices for an identical asset or liability in an active market (that is, a Level 1 input). If the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability (or similar assets or liabilities), transactions or quoted prices may not be determinative of fair value. In such cases, further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with Statement 157. This FASB Staff Position (FSP) is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. This FSP is not expected to have a material impact on the Company’s financial statements.

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
All Other Sonoco represents the Company’s businesses that do not meet the aggregation criteria outlined in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and therefore are not included in any of the above reportable segments. All Other Sonoco includes the following products: wooden, metal and composite wire and cable reels; molded and extruded plastics; custom-designed protective packaging; and paper amenities such as coasters and glass covers.
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
FINANCIAL SEGMENT INFORMATION

	Three Months Ended
	March 29, 2009	March 30, 2008
Net Sales:
Consumer Packaging	$351,934	$387,370
Tubes and Cores/Paper	288,340	436,187
Packaging Services	95,835	124,431
All Other Sonoco	64,520	90,008

Consolidated	$800,629	$1,037,996

Intersegment Sales:
Consumer Packaging	$505	$392
Tubes and Cores/Paper	18,352	24,505
Packaging Services	78	91
All Other Sonoco	8,711	11,229

Consolidated	$27,646	$36,217

Income before income taxes:
Operating Profit
Consumer Packaging	$39,397	$36,277
Tubes and Cores/Paper	6,746	34,564
Packaging Services	635	5,979
All Other Sonoco	5,136	11,433
Restructuring/Asset Impairment Charges	(7,210)	(61,538)
Interest, net	(9,631)	(13,228)

Consolidated	$35,073	$13,487

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Note 13: Commitments and Contingencies
The Company is a party to various legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. The Company is also currently a defendant in a purported class action by persons who bought Company stock between February 7, 2007 and September 18, 2007. That suit alleges that the market price of the stock had been inflated by allegedly false and misleading earnings projections published by the Company. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings. Some of these exposures have the potential to be material. Information with respect to these and other exposures appears in Part I — Item 3 — “Legal Proceedings” and Part II — Item 8 — “Financial Statements and Supplementary Data” (Note 15 — “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and in Part II — Item 1 — “Legal Proceedings” of this report. The Company cannot currently estimate the final outcome of many of the items described or the ultimate amount of potential losses.
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
Environmental Matters
During the fourth quarter of 2005, the U. S. Environmental Protection Agency (EPA) notified U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, that U.S. Mills and NCR Corporation (NCR), an unrelated party, would be jointly held responsible to undertake a program to remove and dispose of certain PCB-contaminated sediments at a particular site on the lower Fox River in Wisconsin (the “Site”) which is now labeled by the EPA as Phase 1. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation. The Company has expensed a total of $17,650 for its estimated share of the total cleanup cost. Of the total expensed, $12,500 was recorded in 2005, and $5,150 was recorded in 2007. Through March 29, 2009, a total of $14,885 has been spent on remediation of the Site, including settlement with a contractor who had claimed additional compensation. The Company currently estimates its share of the remaining cost of completing the Site project to be between $1,200 and $4,500. The remaining accrual of $2,765 represents the Company’s best estimate of what it is likely to pay to complete the Site project. However, the actual costs associated with cleanup of the Site are dependent upon many factors and it is reasonably possible that remediation costs could be higher than the current estimate of project costs. The Company acquired U.S. Mills in 2001, and the alleged contamination predates the acquisition.
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
On June 12, 2008, NCR and Appleton Papers, Inc., as plaintiffs, commenced a lawsuit against U.S. Mills, as one of a number of defendants, seeking a declaratory judgment allocating among all the parties the costs and damages associated with the pollution and cleanup of the Lower Fox Rover. The suit also seeks damages from the defendants for amounts already spent by the plaintiffs, including natural resource damages, and future amounts to be spent by all parties with regard to the pollution and cleanup of the Lower Fox River. The Company believes that this suit will have a minimal, if any, impact on the total of the potential remediation costs associated with Operating Units 2 — 5.
As of March 29, 2009, U.S. Mills had accrued a total of $60,825 for potential liabilities associated with the Fox River contamination (not including amounts accrued for remediation at the Site). In two separate actions during 2008, U.S. Mills increased its reserve for all Fox River related liabilities (other than the Site) from $20,000 to $60,825. Accordingly, U.S. Mills recognized additional pre-tax charges of $40,825 in 2008 for such potential liabilities. Also during 2008, settlements totaling $40,825 were reached on certain of the insurance policies covering the Fox River contamination. The recognition of these insurance settlements offset the impact to earnings of the additional charges in 2008. Although the Company lacks a reasonable basis for identifying any amount within the range of possible loss as a better estimate than any other amount, as has previously been disclosed, the upper end of the range may exceed the net worth of U.S. Mills. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $78,000 million at March 29, 2009.
The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time.
As of March 29, 2009 and December 31, 2008, the Company (and its subsidiaries) had accrued $66,578 and $70,542, respectively, related to environmental contingencies. Of these, a total of $63,590 and $67,411 relate to U.S. Mills at March 29, 2009 and December 31, 2008, respectively. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. As discussed above, U.S. Mills also recognized a $40,825 benefit from settlements reached on certain insurance policies covering the Fox River contamination. U.S Mills received all of the cash proceeds from these settlements in 2008. U.S. Mills’ two remaining insurance carriers are in liquidation. It is possible that U.S. Mills may recover from these carriers a small portion of the costs it ultimately incurs. U.S. Mills may also be able to reallocate some of the costs it incurs among other parties. There can be no assurance that such claims for recovery would be successful and no amounts have been recognized in the consolidated financial statements of the Company for such potential recovery or reallocation.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Directors of Sonoco Products Company:
We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of March 29, 2009, and the related condensed consolidated statements of income and of cash flows for the three-month periods ended March 29, 2009 and March 30, 2008. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of income, shareholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 27, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
April 28, 2009

SONOCO PRODUCTS COMPANY
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Statements included in this report that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The words “estimate,” “project,” “intend,” “expect,” “believe,” “consider,” “plan,” “anticipate,” “objective,” “goal,” “guidance,” “outlook,” “forecasts,” “future,” “will,” “would” and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding offsetting high raw material costs; improved productivity and cost containment; adequacy of income tax provisions; refinancing of debt; adequacy of cash flows; anticipated amounts and uses of cash flows; effects of acquisitions and dispositions; adequacy of provisions for environmental liabilities; financial strategies and the results expected from them; continued payments of dividends; stock repurchases; producing improvements in earnings, financial results for future periods, and creation of long-term value for shareholders. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, expectations, beliefs, plans, strategies and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, without limitation:
•	Availability and pricing of raw materials;

•	Success of new product development and introduction;

•	Ability to maintain or increase productivity levels and contain or reduce costs;

•	International, national and local economic and market conditions;

•	Availability of credit to us, our customers and/or our suppliers in needed amounts and/or on reasonable terms;

•	Fluctuations in obligations and earnings of pension and postretirement benefit plans;

•	Ability to maintain market share;

•	Pricing pressures and demand for products;

•	Strength of our paperboard-based tubes and cores and composite can operations;

•	Anticipated results of restructuring activities;

•	Resolution of income tax contingencies;

•	Ability to successfully integrate newly acquired businesses into the Company’s operations;

•	Rate of growth in foreign markets;

•	Foreign currency, interest rate and commodity price risk and the effectiveness of related hedges;

•	Actions of government agencies and changes in laws and regulations affecting the Company;

•	Liability for and anticipated costs of environmental remediation actions;

•	Ability to weather the current economic downturn;

•	Loss of consumer or investor confidence; and

•	Economic disruptions resulting from terrorist activities.
The Company undertakes no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

SONOCO PRODUCTS COMPANY
COMPANY OVERVIEW
Sonoco is a leading manufacturer of industrial and consumer packaging products and provider of packaging services, with 327 locations in 35 countries.
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
First Quarter 2009 Compared with First Quarter 2008
RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended March 29, 2009 versus the three months ended March 30, 2008.
OVERVIEW
Sales for the first quarter were 23% below last year’s levels primarily due to lower volumes companywide. Despite the substantial drop in sales and a significant increase in pension costs, gross profit margins for the first quarter only declined to 17.6% compared to last year’s 18.0%. Margins were favorably impacted by certain selling price increases and reduced costs for recovered paper, film and resins, as well as cost containment actions and productivity initiatives. Net income attributable to Sonoco for the first quarter of 2009 was $23.1 million, up from $13.3 million reported for the same period of 2008. 2009 earnings include $9.3 million of higher after-tax pension expenses as well as after-tax restructuring charges of $6.1 million. First quarter 2008 results were significantly impacted by after-tax charges for the impairment of financial assets and restructuring of $31 million and $9.8 million, respectively.
As stated above, the Company has experienced significant volume shortfalls as a result of global economic conditions, primarily in the Tubes and Cores/Paper and Packaging Services segments. In order to manage the impact of these shortfalls until economic conditions improve, the Company has initiated restructuring activities to eliminate excess capacity and taken other cost containment actions to manage fixed costs. It is uncertain when and to what degree volumes will improve. Given its strong cash flow, liquidity position and competitive cost structure, Sonoco is well positioned to manage any further economic weakness and take advantage as markets recover.
OPERATING REVENUE
Net sales for the first quarter of 2009 were $801 million, compared to $1,038 million for the first quarter of 2008, a decrease of $237 million.
The components of the sales change were:

($ in millions)

Volume/Mix	($158)
Foreign Currency Translation	(75)
Selling Prices	(8)
Other	4

Total Sales Decrease	($237)

Volume/mix accounted for a 15% decrease in sales from 2008 levels as each of the Company’s reporting segments experienced volume declines across all geographic regions, with the greatest volume declines occurring in businesses serving industrial markets, which tend to be more economically sensitive. Although average selling prices were higher in several businesses due to increases initiated in response to higher metal and converting costs, they were more than offset by significantly lower recovered paper prices. The strong dollar, relative to last year’s levels, also contributed significantly to the sales decline.

SONOCO PRODUCTS COMPANY
COSTS AND EXPENSES
Cost of sales in the first quarter of 2009 was lower year over year due to the significant declines in volume discussed above. Total pension and retirement plan costs increased approximately $15 million, most of which is reflected in cost of sales. This increase resulted primarily from the decline in the value of plan assets during 2008. Lower recovered paper prices had the corresponding effect of lowering costs in our converted paper operations. In addition, manufacturing productivity improvements and cost containment activities offset a portion of these increases. However, other cost components experienced price increases since last year’s first quarter including metal, energy, labor and other converting costs.
Selling, general and administrative costs are down primarily due to lower management incentive expenses, the impact of foreign currency translation and lower volumes. These reductions were partially offset by higher pension costs.
Restructuring and related asset impairment charges totaled $7.2 million and $18.9 million for the first quarters of 2009 and 2008, respectively. The first quarter of 2008 also included charges of $42.7 million for the impairment of the Company’s remaining financial interest in the 2003 sale of its high-density film business. Additional information regarding restructuring and impairment actions is provided in Note 3 to the Consolidated Financial Statements.
Net interest expense for the first quarter of 2009 decreased to $9.6 million, compared with $13.2 million during the same period in 2008. The decrease was due to lower debt levels and lower interest rates.
This year’s first quarter effective tax rate of 32.5% was significantly lower than the 47.8% rate recorded in the 2008 quarter. Last year’s rate reflected a valuation reserve against the capital loss carryforward generated by the impairment of financial assets and tax benefits that could not be recognized on certain restructuring charges.
REPORTABLE SEGMENTS
The following table recaps net sales for the first quarters of 2009 and 2008 ($ in thousands):

	Three Months Ended
	March 29, 2009	March 30, 2008
Net Sales:
Consumer Packaging	$351,934	$387,370
Tubes and Cores/ Paper	288,340	436,187
Packaging Services	95,835	124,431
All Other Sonoco	64,520	90,008

Consolidated	$800,629	$1,037,996

Consolidated operating profits, also referred to as “Income before income taxes” on the Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Three Months Ended
	March 29, 2009	March 30, 2008
Income before income taxes:
Segment Operating Profit
Consumer Packaging	$39,397	$36,277
Tubes and Cores/ Paper	6,746	34,564
Packaging Services	635	5,979
All Other Sonoco	5,136	11,433
Restructuring & Impairment Charges	(7,210)	(61,538)
Interest, net	(9,631)	(13,228)

Consolidated	$35,073	$13,487

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
Sales in the Consumer Packaging segment during the first quarter of 2009 decreased $35 million, or 9% compared with the first quarter of 2008. This was primarily due to an overall volume decline of 10%. In addition, an unfavorable $20.5 million effect of foreign currency translation more than offset the favorable impact of selling price increases.
Segment operating profit was up 9% in the first quarter as selling price increases were implemented to offset rising metal and other costs, the negative impact of which was not fully realized in the first quarter. This delay in the flow through of higher metal costs, along with productivity improvements and lower resin and film costs, were the major factors in the increase in operating profit. It is management’s expectation that the price/cost benefit seen this quarter will not be sustained in future periods as the full effect of higher metal costs is realized. Higher pension costs partially offset this favorable price/cost relationship.
Tubes and Cores/Paper
The Tubes and Cores/Paper segment includes the following products: high-performance paper and composite paperboard tubes and cores; fiber-based construction tubes and forms; recycled paperboard, linerboard, recovered paper and other recycled materials.
First quarter 2009 sales for the segment dropped $148 million, or 34%, compared with the same period in 2008, as a result of significantly lower demand around the globe and the $41 million unfavorable effect of foreign currency translation. Volume accounted for slightly more than half of the total sales decline. In addition, selling prices, particularly those of recovered paper, declined year over year.
Segment operating profit fell over 80% from last year’s levels due to lower volume and higher energy, labor and pension costs. The benefit of material cost savings in excess of related sales price declines, and lower fixed costs from recent restructuring actions, offset a portion of the volume decline.
Packaging Services
The Packaging Services segment includes the following products and services: designing, manufacturing, assembling, packing and distributing temporary, semipermanent and permanent point-of-purchase displays; brand artwork management; and supply chain management services, including contract packing, fulfillment and scalable service centers.
First quarter 2009 sales for the segment decreased 23% or $29 million from first quarter 2008 levels. This decrease was due to the cumulative impact of lower volume throughout the segment, lower selling prices in the pack centers and an $11.9 million unfavorable effect of foreign currency translation.
Segment operating profit declined 89% in the first quarter, compared with the same period in 2008. Lower volume in point-of-purchase displays, fulfillment and contract packing were the primary reasons for the steep decline in earnings, but lower selling prices in the pack centers also contributed.
All Other Sonoco
All Other Sonoco includes businesses that are not aggregated in a reportable segment and includes the following products: wooden, metal and composite wire and cable reels, molded and extruded plastics, custom-designed protective packaging and paper amenities such as coasters and glass covers.
First quarter 2009 sales in All Other Sonoco dropped nearly 29% from the same period in 2008. Continued slowness in the housing market resulted in lower volumes in wire and cable reels, protective packaging and molded plastics. Prices were flat compared to last year, but reported sales were negatively impacted by foreign currency translation.
Operating profit was down 55% from last year’s first quarter due to lower volumes and higher pension costs, partially offset by productivity improvements.

SONOCO PRODUCTS COMPANY
Financial Position, Liquidity and Capital Resources
The Company’s financial position remained strong during the first quarter of 2009. Cash flows from operations totaled $75.5 million in the first quarter of 2009, compared with $64.0 million in the same quarter last year. Increases in long-term accrued expenses together with a decline in the use of cash needed to fund changes in working capital and other items in the first quarter of 2009, compared to last year’s first quarter, contributed to the change in operating cash flow.
During the first quarter of 2009, the Company funded capital expenditures of $34.6 million, paid dividends of $26.9 million, and reduced its outstanding debt by a net $22.5 million to $667.3 million at March 29, 2009. These activities utilized cash generated from operations as well as existing cash on hand, which decreased from $101.7 million at December 31, 2008, to $78.6 million at March 29, 2009.
During the latter part of 2008, the Internal Revenue Service issued a temporary rule extending to 60 days the period that U.S. Corporations may borrow funds from foreign subsidiaries without unfavorable tax consequences. The Company utilized this rule during the final two months of 2008 to access approximately $72 million of offshore cash on hand, which was used to reduce outstanding commercial paper. These short-term lending arrangements were settled early in 2009. In March, the Company again utilized this rule to access approximately $65 million of offshore cash on hand, which was used to reduce outstanding commercial paper. This short-term lending arrangement will be settled during the second quarter resulting in equivalent increases in commercial paper and cash on hand. Depending on its immediate offshore cash needs, the Company may choose to again access such funds in the future as allowed by the temporary rule. Commercial paper, a component of the Company’s long-term debt, had a balance of $74.0 million at March 29, 2009.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires the Company to maintain a minimum level of net worth, as defined. As of March 29, 2009, the Company’s defined net worth was approximately $410 million above the minimum level required under this covenant.
Certain assets and liabilities are reported in the Company’s financial statements at fair value, the fluctuation of which can impact the Company’s financial position and results of operations. Items reported by the Company on a recurring basis at fair value include derivative contracts and pension and deferred compensation related assets. The valuation of the vast majority of these items is based either on quoted prices in active and accessible markets or on other observable inputs. Approximately five percent of the fair value of the Company’s pension plan assets is measured using unobservable inputs.
At March 29, 2009, the Company had commodity swaps outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. The total net fair market value of these instruments was an unfavorable position of $26.8 million at March 29, 2009, and an unfavorable position of $20.5 million at December 31, 2008. Natural gas and aluminum contracts covering an equivalent of 7.3 million MMBtu and 7,065 metric tons, respectively, were outstanding at March 29, 2009. Additionally, the Company had various currency swaps outstanding to fix the exchange rate on certain anticipated foreign currency cash flows. These swaps, which have maturities ranging from April 2009 to June 2012, qualify as cash flow hedges under FAS 133.
In addition, at March 29, 2009, the Company had various currency swaps outstanding to fix the exchange rate on certain foreign currency cash flows. Although placed as an economic hedge, the Company has chosen not to apply hedge accounting to these swaps. The fair value of these currency swaps, all of which mature in 2009, was a net favorable position of $0.2 million at the end of the quarter.

SONOCO PRODUCTS COMPANY
Restructuring and Impairment
Information regarding restructuring charges and restructuring-related asset impairment charges is provided in Note 3 to the Company’s Condensed Consolidated Financial Statements.
New Accounting Pronouncements
Information regarding new accounting pronouncements is provided in Note 11 to the Company’s Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Information about the Company’s exposure to market risk is discussed under Part I, Item 2 in this report and was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on February 27, 2009. There have been no other material quantitative or qualitative changes in market risk exposure since the date of that filing.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Information with respect to legal proceedings and other exposures appears in Part I — Item 3 — “Legal Proceedings” and Part II — Item 8 — “Financial Statements and Supplementary Data” (Note 15 – “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and in Part I — Item 1 — “Financial Statements” (Note 13 — “Commitments and Contingencies”) of this report. In April 2006, the United States and the State of Wisconsin (plaintiffs) sued U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, and NCR Corporation (NCR), an unrelated company, to recover certain costs incurred for response activities undertaken regarding the release and threatened release of hazardous substances and specific areas of elevated concentrations of polychlorinated biphenyls (PCBs) in sediments in the Lower Fox River and Green Bay in northeastern Wisconsin (hereinafter the Site). Pursuant to a Consent Decree agreed to by NCR and U.S. Mills as a consequence of the litigation, the Site is to be cleaned up on an expedited basis and NCR and U.S. Mills started removing contaminated sediment in May 2007. The remediation involves removal of sediment from the riverbed, dewatering of the sediment and storage at an offsite landfill. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation, which the Company currently estimates to be between $32.1 million and $38.9 million for the project as a whole. The actual costs associated with cleanup of this particular site are dependent upon many factors and it is reasonably possible that remediation costs could be higher than

SONOCO PRODUCTS COMPANY
the current estimate of project costs. Under the terms of the agreement, the parties reserved their rights to make claims against each other, as well as third parties, to reallocate the costs of remediating the Site. Accordingly, the Company’s ultimate share of the liability for remediating the Site could be greater or less than 50% of the total cost.
In addition to the Site discussed above, as previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2008, U.S. Mills faces additional exposure related to potential natural resource damage and environmental remediation costs for a larger stretch of the lower Fox River, including the bay at Green Bay, which includes the Site discussed above (Operating Units 2 — 5). On April 9, 2007, U.S. Mills, in conjunction with other potentially responsible parties (PRPs), presented to the U.S. Environmental Protection Agency and the Wisconsin Department of Natural Resources a proposed schedule to mediate the allocation issues among eight PRPs, including U.S. Mills. Non-binding mediation began in May 2007 and continued as bilateral/multilateral negotiations although no agreement among the parties occurred. On June 12, 2008, NCR and Appleton Papers, Inc., as plaintiffs, commenced suit in the United States District Court for the Eastern District of Wisconsin (No. 08-CV-0016-WCG) against U.S. Mills, as one of a number of defendants, seeking a declaratory judgment allocating among all the parties the costs and damages associated with the pollution and clean up of the Lower Fox River. The suit also seeks damages from the defendants for amounts already spent by the plaintiffs, including natural resource damages, and future amounts to be spent by all parties with regard to the pollution and cleanup of the Lower Fox River. The court has initially limited discovery to information regarding when each party knew, or should have known, that recycling NCR-brand carbonless paper would result in the discharge of PCBs to a water body and what action, if any, each party took to avoid the risk of further contamination. The court has set a trial date for those issues only for December 1, 2009. U.S. Mills plans to vigorously defend the suit.
As of March 29, 2009, U.S. Mills had accrued a total of $60.8 million for potential liabilities associated with the Fox River contamination (not including amounts accrued for remediation at the Site). In two separate actions during 2008, U.S. Mills increased its reserve for all Fox River related liabilities (other than the Site) from $20.0 million to $60.8 million. Accordingly, U.S. Mills recognized additional pre-tax charges of $40.8 million in 2008 for such potential liabilities. Also during 2008, settlements totaling $40.8 million were reached on certain of the insurance policies covering the Fox River contamination. The recognition of these insurance settlements effectively offset the impact to earnings of the additional charges in 2008. Although the Company lacks a reasonable basis for identifying any amount within the range of possible loss as a better estimate than any other amount, as has previously been disclosed, the upper end of the range may exceed the net worth of U.S. Mills. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $78 million at March 29, 2009.
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

SONOCO PRODUCTS COMPANY
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum
			Shares Purchased as	Number of Shares
			Part of Publicly	that May Yet be
	(a) Total Number of	(b) Average Price	Announced Plans or	Purchased under the
Period	Shares Purchased[1]	Paid per Share	Programs[2]	Plans or Programs[2]
1/01/09 - 2/01/09	2,349	$24.07	—	5,000,000
2/02/09 - 3/01/09	41,493	$21.68	—	5,000,000
3/02/09 - 3/29/09	—	—	—	5,000,000
Total	43,842	$21.81	—	5,000,000

[1]	All of the share purchases in the first quarter of 2009 relate to shares withheld to satisfy employee tax withholding obligations in association with the exercise of performance-based stock awards, deferred compensation and restricted stock. These shares were not repurchased as part of a publicly announced plan or program.

[2]	On April 19, 2006, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock.. This authorization rescinded all previous existing authorizations and does not have a specific expiration date. No shares were repurchased under this authorization during 2009. At March 29, 2009, a total of 5,000,000 shares remain available for repurchase.
Item 4. Submission of Matters to a Vote of Security Holders.
The Company’s annual meeting of shareholders was held on April 15, 2009. The following matters, as described more fully in the Company’s Proxy Statement, were approved by the shareholders at this meeting:
(1)	The following directors were elected:

		VOTES
	Term	For	Withheld
Dr. Pamela L. Davies	3 years	69,220,871	18,877,230
Harris E. DeLoach, Jr.	3 years	85,674,401	2,423,700
Edgar H. Lawton, III	3 years	86,932,398	1,165,703
John E. Linville	3 years	86,720,687	1,377,414
James M. Micali	2 years	63,801,939	24,296,162
(2)	Selection of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2009 was ratified. The shareholders voted 85,596,809 for and 2,221,191 against ratification, with 280,100 votes abstaining.
Item 6. Exhibits.

Exhibit 10-1	—	Amendment to the Sonoco Savings Plan

Exhibit 10-2	—	Amendment to the Omnibus Benefit Restoration Plan of Sonoco Products Company

Exhibit 15	—	Letter re: unaudited interim financial information

Exhibit 31	—	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

Exhibit 32	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

SONOCO PRODUCTS COMPANY
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY (Registrant)
Date: April 28, 2009	By:	/s/ Charles J. Hupfer
Charles J. Hupfer
Senior Vice President and Chief Financial Officer (principal financial officer)

	By:	/s/ Barry L. Saunders
Barry L. Saunders
Vice President and Corporate Controller (principal accounting officer)

SONOCO PRODUCTS COMPANY
EXHIBIT INDEX

Exhibit
Number	Description

10-1	Amendment to the Sonoco Savings Plan

10-2	Amendment to the Omnibus Benefit Restoration Plan of Sonoco Products Company

15	Letter re: unaudited interim financial information

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)