Form 10-Q
period 2009-06-28
SONOCO PRODUCTS CO
filed 2009-07-28
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 0-516
SONOCO PRODUCTS COMPANY

Incorporated under the laws	I.R.S. Employer Identification
of South Carolina	No. 57-0248420
1 N. Second St.
Hartsville, South Carolina 29550
Telephone: 843/383-7000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ (not yet applicable to registrant)
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at July 24, 2009:
Common stock, no par value: 99,894,317

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	June 28,	December 31,
	2009	2008*
Assets
Current Assets
Cash and cash equivalents	$111,476	$101,655
Trade accounts receivable, net of allowances	411,028	392,171
Other receivables	36,423	46,827
Inventories:
Finished and in process	113,760	125,200
Materials and supplies	183,586	188,969
Prepaid expenses	36,622	50,259
Deferred income taxes	24,505	24,909

	917,400	929,990
Property, Plant and Equipment, Net	956,241	973,442
Goodwill	794,533	782,983
Other Intangible Assets, Net	115,580	120,540
Long-term Deferred Income Taxes	106,469	132,536
Other Assets	147,148	146,975

Total Assets	$3,037,371	$3,086,466

Liabilities and Equity
Current Liabilities
Payable to suppliers	$318,081	$353,846
Accrued expenses and other	291,888	299,428
Notes payable and current portion of long-term debt	27,807	32,978
Accrued taxes	4,938	11,944

	642,714	698,196
Long-Term Debt, Net of Current Portion	618,088	656,847
Pension and Other Postretirement Benefits	439,953	455,197
Deferred Income Taxes	32,050	50,450
Other Liabilities	61,733	51,258	[1]
Commitments and Contingencies
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 99,889 and 99,732 shares issued and outstanding at June 28, 2009 and December 31, 2008, respectively	7,175	7,175
Capital in excess of stated value	410,810	404,939
Accumulated other comprehensive loss	(395,111)	(454,679)
Retained earnings	1,207,837	1,205,540

Total Sonoco Shareholders’ Equity	1,230,711	1,162,975
Noncontrolling Interests	12,122	11,543	[1]

Total Equity	1,242,833	1,174,518

Total Liabilities and Equity	$3,037,371	$3,086,466

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

[1]	Prior year’s data have been reclassified to conform to the current year’s presentation reflecting the adoption of Statement of Financial Accounting Standards No. 160.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008*	2009	2008*
Net sales	$864,231	$1,086,567	$1,664,860	$2,124,563
Cost of sales	705,947	891,886	1,365,713	1,743,480

Gross profit	158,284	194,681	299,147	381,083
Selling, general and administrative expenses	90,589	100,901	179,538	199,050
Restructuring/Asset impairment charges (see Note 3)	10,386	10,770	17,596	72,308

Income before interest and income taxes	57,309	83,010	102,013	109,725
Interest expense	10,609	13,527	20,965	28,081
Interest income	(538)	(1,430)	(1,263)	(2,756)

Income before income taxes	47,238	70,913	82,311	84,400
Provision for income taxes	15,084	18,415	26,476	24,864

Income before equity in earnings of affiliates	32,154	52,498	55,835	59,536
Equity in earnings of affiliates, net of tax	836	2,841	890	4,720

Net income	$32,990	$55,339	$56,725	$64,256

Plus: Net loss attributable to noncontrolling interests	$620	$2,647	$7	$6,989

Net income attributable to Sonoco	$33,610	$57,986	$56,732	$71,245

Weighted average common shares outstanding:
Basic	100,709	100,220	100,661	100,207

Diluted	100,810	101,080	100,761	100,944

Per common share:
Net income attributable to Sonoco:
Basic	$0.33	$0.58	$0.56	$0.71

Diluted	$0.33	$0.57	$0.56	$0.71

Cash dividends	$0.27	$0.27	$0.54	$0.53

*	Prior year’s data have been reclassified to conform to the current year’s presentation reflecting the adoption of Statement of Financial Accounting Standards No. 160.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended
	June 28,	June 29,
	2009	2008*
Cash Flows from Operating Activities:
Net income	$56,725	$64,256
Adjustments to reconcile net income to net cash provided by operating activities:
Financial asset impairment	—	42,651
Restructuring-related asset impairment and pension curtailment	7,451	16,119
Depreciation, depletion and amortization	83,937	93,248
Pension and postretirement plan expense	42,388	14,243
Pension and postretirement plan contributions	(14,126)	(8,956)
Share-based compensation expense	4,140	4,896
Equity in earnings of affiliates	(892)	(4,719)
Cash dividends from affiliated companies	1,740	1,750
(Gain) loss on disposition of assets	(6,804)	685
Tax effect of nonqualified stock options	239	275
Excess tax benefit of share-based compensation	(239)	(175)
Deferred taxes	(11,199)	(19,810)
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Trade accounts receivable	(13,799)	(33,596)
Inventories	20,717	(11,598)
Payable to suppliers	(21,210)	(10,031)
Prepaid expenses	3,704	(3,959)
Prepaid income taxes and taxes payable	14,572	7,698
Fox River environmental reserves and insurance receivable	(4,791)	14,063
Other assets and liabilities	19,314	(23,183)

Net cash provided by operating activities	181,867	143,857

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(57,371)	(62,939)
Cost of acquisitions, net of cash acquired	(500)	(5,535)
Proceeds from the sale of assets	6,325	3,037
Investment in affiliates and other	(1,715)	(979)

Net cash used in investing activities	(53,261)	(66,416)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	12,625	13,912
Principal repayment of debt	(19,487)	(86,377)
Net (decrease) increase in commercial paper	(41,000)	46,000
Net (decrease) increase in bank overdrafts	(16,631)	6,750
Excess tax benefit of share-based compensation	239	175
Cash dividends	(53,897)	(52,736)
Shares acquired	(1,099)	(800)
Shares issued	356	1,121

Net cash used in financing activities	(118,894)	(71,955)

Effects of Exchange Rate Changes on Cash	109	4,564

Net Increase in Cash and Cash Equivalents	9,821	10,050
Cash and cash equivalents at beginning of period	101,655	70,758

Cash and cash equivalents at end of period	$111,476	$80,808

*	Prior year’s data have been reclassified to conform to the current year’s presentation and to reflect the adoption of Statement of Financial Accounting Standards No. 160.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Note 1:	Basis of Interim Presentation

In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three and six months ended June 28, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

With respect to the unaudited condensed consolidated financial information of the Company for the three and six-month periods ended June 28, 2009 and June 29, 2008 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 28, 2009 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 28, 2009, for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through July 28, 2009, the date these financial statements were issued.
Note 2:	Shareholders’ Equity

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Numerator:
Net income attributable to Sonoco	$33,610	$57,986	$56,732	$71,245

Denominator:
Weighted average common shares outstanding	100,709,000	100,220,000	100,661,000	100,207,000
Dilutive effect of:
Stock-based compensation	101,000	860,000	100,000	737,000

Dilutive shares outstanding	100,810,000	101,080,000	100,761,000	100,944,000

Reported net income attributable to Sonoco per common share:
Basic	$0.33	$0.58	$0.56	$0.71

Diluted	$0.33	$0.57	$0.56	$0.71

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Stock options and stock appreciation rights to purchase 5,377,873 and 1,261,179 shares at June 28, 2009 and June 29, 2008, respectively, were not dilutive and, therefore, are excluded from the computations of diluted income attributable to Sonoco per common share amounts. No adjustments were made to reported net income attributable to Sonoco in the computations of earnings per share.

Stock Repurchases
The Company’s Board of Directors has authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. No shares were repurchased under this authorization during the first six months of 2009. Accordingly, at June 28, 2009, a total of 5,000,000 shares remain available for repurchase.
The Company occasionally repurchases shares of its common stock to satisfy employee tax withholding obligations in association with the exercise of stock appreciation rights and performance-based stock awards. These repurchases, which are not part of a publicly announced plan or program, totaled 45,654 shares in the first six months of 2009 at a cost of $1,099.
Note 3:	Restructuring and Asset Impairment
The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2009, 2008 and 2007 are reported as “2009 Actions,” “2008 Actions” and “2007 Actions,” respectively. In addition, the Company has two formal restructuring plans that are still active, although both were substantially complete at June 28, 2009. These are reported as “Earlier Actions.” Following are the total restructuring and asset impairment charges, net of adjustments, recognized by the Company during the periods presented:

	2009		2008
	Second	Six	Second	Six
	Quarter	Months	Quarter	Months
Restructuring/Asset impairment:
2009 Actions	$7,403	$15,591	$—	$—
2008 Actions	2,857	6,186	4,504	8,869
2007 Actions	(104)	(4,471)	5,222	18,865
Earlier Actions	230	290	1,044	1,923
Financial Asset Impairment	—	—	—	42,651

Restructuring/Asset impairment charges	$10,386	$17,596	$10,770	$72,308
Income tax benefit	(2,728)	(5,385)	(4,339)	(21,690)
Impact of Noncontrolling Interests, net of tax	(379)	1,127	(1,813)	(5,208)

Total impact of Restructuring/Asset impairment charges, net of tax	$7,279	$13,338	$4,618	$45,410

Restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Condensed Consolidated Statements of Income.
The Company expects to recognize future additional cash costs totaling approximately $6,000 in connection with previously announced restructuring actions and believes that the majority of these charges will be incurred and paid by the end of 2009. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions may be undertaken.
2009 Actions
During 2009, the Company initiated closures in its Tubes and Cores/Paper segment including a paper mill in the United States and three tube and core plants, one in Europe and two in the United States. The Company also initiated the closure of a molded plastics facility in the United States (part of All Other Sonoco). In addition, the Company has also continued to realign its fixed cost structure resulting in the elimination of approximately 150 positions.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Below is a summary of 2009 Actions and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative.

		Total
	Second	Incurred to	Estimated
2009 Actions	Quarter	Date	Total Cost
Severance and Termination Benefits
Tubes and Cores/Paper segment	$3,927	$5,857	$7,490
Consumer Packaging segment	(12)	200	200
Packaging Services segment	972	972	972
All Other Sonoco	272	1,028	1,028
Asset Impairment / Disposal of Assets
Tubes and Cores/Paper segment	1,588	6,702	6,702
Other Costs
Tubes and Cores/Paper segment	602	602	2,228
All Other Sonoco	54	230	310

Total	$7,403	$15,591	$18,930

The following table sets forth the activity in the 2009 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

	Severance	Asset
	and	Impairment/
	Termination	Disposal	Other
2009 Actions	Benefits	of Assets	Costs	Total
Accrual Activity 2009 Year to Date
Liability, December 31, 2008	$—	$—	$—	$—
New charges	8,057	6,702	832	15,591
Cash payments	(2,830)	—	(728)	(3,558)
Asset writedowns/disposals	—	(6,702)	—	(6,702)
Foreign currency translation	38	—	—	38

Liability, June 28, 2009	$5,265	$—	$104	$5,369

During the three and six months ended June 28, 2009, the Company also recorded non-cash, after-tax offsets in the amounts of $(317) and $(375), to reflect the impact of a noncontrolling interest holder’s portion of restructuring charges.
The Company expects to pay the majority of the remaining 2009 Actions restructuring costs by the end of 2009 using cash generated from operations.
2008 Actions
During 2008, the Company initiated the following closures in its Tubes and Cores/Paper segment: ten tube and core plants, three in the United States, three in Canada, two in the United Kingdom, one in Spain, and one in China; two paper mills, one in the United States and one in Canada; and a specialty paper machine in the United States. In addition, closures were initiated at four rigid packaging plants in the United States (part of the Consumer Packaging segment) and two fulfillment centers in the United States (part of the Packaging Services segment). The Company also realigned its fixed cost structure resulting in the elimination of approximately 125 salaried positions.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Below is a summary of 2008 Actions and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative.

	2009		2008		Total
	Second	Six	Second	Six	Incurred	Estimated
2008 Actions	Quarter	Months	Quarter	Months	to Date	Total Cost
Severance and Termination Benefits
Tubes and Cores/Paper segment	$963	$2,548	$1,230	$1,230	$10,769	$10,769
Consumer Packaging segment	—	20	—	—	4,122	4,672
Packaging Services segment	145	87	—	—	1,455	1,455
All Other Sonoco	—	—	—	—	563	563
Corporate	96	96	—	—	1,830	1,830
Asset Impairment / Disposal of Assets
Tubes and Cores/Paper segment	(909)	(822)	985	5,350	10,127	10,127
Consumer Packaging segment	16	126	—	—	4,832	4,832
Packaging Services segment	—	(365)	—	—	—	—
Other Costs
Tubes and Cores/Paper segment	2,359	3,826	2,289	2,289	9,071	10,006
Consumer Packaging segment	187	655	—	—	1,629	2,321
Corporate	—	15	—	—	23	23

Total	$2,857	$6,186	$4,504	$8,869	$44,421	$46,598

The following table sets forth the activity in the 2008 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

	Severance	Asset
	and	Impairment/
	Termination	Disposal	Other
2008 Actions	Benefits	of Assets	Costs	Total
Accrual Activity 2009 Year to Date
Liability, December 31, 2008	$11,893	$—	$357	$12,250
New charges	2,680	(87)	4,496	7,089
Cash receipts/(payments)	(9,500)	1,149	(2,952)	(11,303)
Asset writedowns/disposals	—	(88)	—	(88)
Foreign currency translation	123	—	(6)	117
Pension curtailment/settlement	—	—	(838)	(838)
Adjustments	71	(974)	—	(903)

Liability, June 28, 2009	$5,267	$—	$1,057	$6,324

During the second quarter of 2009, the Company received proceeds of $1,149 from the sale of a building at a tube and core operation in Canada. The resulting gain of $974 is shown under “Adjustments” in the table above.
During the three and six months ended June 28, 2009, the Company also recorded non-cash, after-tax offsets in the amounts of $(105) and $(157), respectively, to reflect the impact of a noncontrolling interest holder’s portion of restructuring charges.
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
Below is a summary of 2007 Actions and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative.

	2009		2008		Total
	Second	Six	Second	Six	Incurred	Estimated
2007 Actions	Quarter	Months	Quarter	Months	to Date	Total Cost
Severance and Termination Benefits
Tubes and Cores/Paper segment	$246	$287	$1,778	$6,867	$8,343	$8,343
Consumer Packaging segment	—	—	411	601	1,527	1,527
Packaging Services segment	—	(7)	61	133	397	397
All Other Sonoco	—	—	—	—	36	36
Asset Impairment / Disposal of Assets
Tubes and Cores/Paper segment	(405)	(4,879)	1,090	4,728	(5,724)	(5,724)
Consumer Packaging segment	—	24	410	3,731	21,553	21,553
All Other Sonoco	—	—	—	—	536	536
Other Costs
Tubes and Cores/Paper segment	40	40	216	216	644	644
Consumer Packaging segment	15	64	1,256	2,589	3,434	3,559
All Other Sonoco	—	—	—	—	228	228

Total	$(104)	$(4,471)	$5,222	$18,865	$30,974	$31,099

The following table sets forth the activity in the 2007 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

	Severance	Asset
	and	Impairment/
	Termination	Disposal	Other
2007 Actions	Benefits	of Assets	Costs	Total
Accrual Activity 2009 Year to Date
Liability, December 31, 2008	$1,745	$—	$—	$1,745
New charges	287	24	104	415
Cash receipts/(payments)	(1,927)	4,879	(104)	2,848
Asset writedowns/disposals	—	(24)	—	(24)
Foreign currency translation	(8)	—	—	(8)
Adjustments	(7)	(4,879)	—	(4,886)

Liability, June 28, 2009	$90	$—	$—	$90

Sales proceeds of $14,671, net of commissions, were received in December 2008 related to the sale of the Company’s paper mill in China. At the time these proceeds were received, the book value of property, plant and equipment and land use rights (an intangible asset) was written off. Additional sales proceeds of $4,474 were received during the first quarter of 2009, the full amount of which is reflected as a net gain under “Adjustments” in the table above. The Company is recognizing proceeds from this transaction on a cash basis and gains only to the extent that cash collected exceeds the book value of the assets sold. Remaining sales proceeds total approximately $5,500 at June 28, 2009, and are expected to be collected in the third quarter of 2009.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
During the three and six months ended June 28, 2009, the Company also recorded non-cash, after-tax offsets in the amounts of $43 and $1,659, respectively, to reflect the impact of the noncontrolling interest holder’s portion of the gain discussed above.
The Company expects to pay the majority of the remaining 2007 Actions restructuring costs during 2009 using cash generated from operations.
Earlier Actions
Earlier Actions are comprised of two formal restructuring plans, the 2006 Plan and the 2003 Plan, both of which included a number of plant closures and workforce reductions. At June 28, 2009, the remaining restructuring accrual for Earlier Actions totaled $944. The accrual, included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheet, relates primarily to building lease terminations and unpaid severance and termination benefits. The Company expects to recognize future pre-tax charges of approximately $300 associated with Earlier Actions, primarily related to costs of exiting two closed facilities in Europe and building lease terminations. The Company expects both the liability and the future costs to be fully paid at the end of 2012, using cash generated from operations.
Financial Asset Impairment
As part of the 2003 sale of its High Density Film business, the Company received a subordinated note receivable and a preferred equity interest in the buyer as a portion of the selling price. Based on information provided by the buyer late in the first quarter of 2008, the Company concluded that neither the collection of its subordinated note receivable nor redemption of its preferred equity interest was probable, and that their value was likely zero. Accordingly, the Company fully reserved these items in the first quarter of 2008, recording a charge totaling $42,651 pretax ($30,981 after tax). This financial asset impairment charge is included in “Restructuring/Asset impairment charges” in the Company’s Condensed Consolidated Statements of Income. On May 6, 2008, the buyer filed a petition for relief under Chapter 11 with the United States Bankruptcy Court for the District of Delaware that included a plan of reorganization, which was subsequently approved by the court June 26, 2008. As part of the plan of reorganization, the Company’s preferred equity interest and its subordinated note receivable were extinguished.
Note 4:	Comprehensive Income
The following table reconciles net income to comprehensive income attributable to Sonoco:

	Three Months Ended		Six Months Ended
	June 28,	June 28,	June 28,	June 29,
	2009	2008	2009	2008
Net income	$32,990	$55,339	$56,725	$64,256

Other comprehensive income, net of income tax:
Foreign currency translation adjustments	46,355	8,236	27,508	22,576
Changes in defined benefit plans	6,104	3,726	29,253	5,133
Changes in derivative financial instruments	6,531	6,122	2,807	12,711

Comprehensive income	$91,980	$73,423	$116,293	$104,676
Comprehensive loss attributable to noncontrolling interests	620	2,647	7	6,989

Comprehensive income attributable to Sonoco	$92,600	$76,070	$116,300	$111,665

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable, for the six months ended June 28, 2009:

	Foreign			Accumulated
	Currency	Defined	Derivative	Other
	Translation	Benefit	Financial	Comprehensive
	Adjustments	Plans	Instruments	Loss

Balance at December 31, 2008	$(68,737)	$(372,807)	$(13,135)	$(454,679)
Year-to-date change	27,508	29,253	2,807	59,568

Balance at June 28, 2009	$(41,229)	$(343,554)	$(10,328)	$(395,111)

At June 28, 2009, the Company had commodity contracts outstanding to fix the costs of certain anticipated raw materials and energy purchases. These contracts, which have maturities ranging from July 2009 to December 2012, qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related amendments. The amounts included in accumulated other comprehensive loss related to these commodity contracts were an unfavorable position of $16,452 ($10,328 after tax) at June 28, 2009, and an unfavorable position of $20,815 ($13,135 after tax) at December 31, 2008.
The cumulative tax benefit on Derivative Financial Instruments was $6,124 at June 28, 2009, and $7,680 at December 31, 2008. During the three and six-month periods ended June 28, 2009, the tax benefit on Derivative Financial Instruments decreased by $(3,696) and $(1,556), respectively.
The cumulative tax benefit on Defined Benefit Plans was $207,228 at June 28, 2009, and $225,258 at December 31, 2008. During the three and six-month periods ended June 28, 2009, the tax benefit on Defined Benefit Plans decreased by $(3,213) and $(18,030), respectively.
Note 5:	Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill for the six months ended June 28, 2009 is as follows:

	Tubes and
	Cores	Consumer	Packaging
	/Paper	Packaging	Services	All Other
	Segment	Segment	Segment	Sonoco	Total

Balance as of December 31, 2008	$229,239	$336,894	$150,610	$66,240	$782,983
Goodwill on acquisitions	—	—	500	—	500
Foreign currency translation	3,205	7,728	134	(17)	11,050

Balance as of June 28, 2009	$232,444	$344,622	$151,244	$66,223	$794,533

The Company recorded $500 of goodwill related to the payment of contingent consideration on the prior year acquisition of Amtex Packaging, Inc.
The Company completed its annual goodwill impairment testing during the third quarter of 2008. Based on the results of that evaluation, the Company concluded that there was no impairment of goodwill for any of its reporting units. The annual evaluation performed in 2008 used forward-looking projections and included significant expected improvements in the future cash flows of two of the Company’s reporting units, Matrix Packaging and Packaging Services (including Sonoco CorrFlex activities). Based on its ongoing evaluation of relevant facts and circumstances, including recent performance below expected results, the Company performed an evaluation of its Packaging Services reporting unit during the second quarter of 2009 which indicated that there was no goodwill impairment at this time. As a result of the global economic recession, operating results

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
of the Company’s European Tubes and Cores/Paper reporting unit have fallen in recent months. The Company expects operating results in this unit to improve when general economic conditions improve and has recently completed certain restructuring actions that are expected to bolster future cash flows from this unit. If the Company’s assessment of the relevant facts and circumstances changes, economic conditions fail to improve, or actual performance in any of these reporting units falls short of expected results, noncash impairment charges may be required. Total goodwill associated with Matrix Packaging, Packaging Services and Tubes and Cores/Paper — Europe was approximately $123,000, $151,000 and $101,000, respectively at June 28, 2009.
Other Intangible Assets
A summary of other intangible assets as of June 28, 2009 and December 31, 2008 is as follows:

	June 28,	December 31,
	2009	2008

Amortizable intangibles — Gross cost
Patents	$688	$3,559
Customer lists	156,738	156,883
Land use rights	326	316
Supply agreements	1,000	1,000
Other	7,526	12,047

Total gross cost	$166,278	$173,805

Total accumulated amortization	$(50,698)	$(53,265)

Net amortizable intangibles	$115,580	$120,540

During the first half of 2009, the Company wrote off patents and other intangible assets with a gross cost of approximately $8,600. These intangible assets, which were fully amortized, had no legal or economic life remaining.
Other intangible assets are amortized, usually on a straight-line basis, over their respective useful lives, which generally range from three to twenty years. Aggregate amortization expense was $3,145 and $3,510 for the three months ended June 28, 2009 and June 29, 2008, respectively, and $6,064 and $6,962 for the six months ended June 28, 2009 and June 29, 2008, respectively. Amortization expense on other intangible assets is expected to approximate $12,000 in 2009, $11,600 in 2010, $11,300 in 2011, $10,800 in 2012 and $10,600 in 2013.
Note 6:	Fair Value Measurements
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, that are measured at fair value. The Company does not currently have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
		Quoted Market
		Prices in Active	Significant
		Market for	Other	Significant
		Identical	Observable	Unobservable
		Assets/Liabilities	Inputs	Inputs
Description	June 28, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives	$1,311	$—	$1,311	$—
Deferred Compensation Plan Assets	$1,706	$1,706	$—	$—

Liabilities:
Derivatives	$17,624	$—	$17,624	$—

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Fair value measurements for the Company’s derivatives, which at June 28, 2009, consisted primarily of natural gas and aluminum contracts entered into for hedging purposes, and foreign currency contracts for which hedge accounting has not been applied, are classified under Level 2 because such measurements are determined using published market prices or estimated based on observable inputs such as interest rates, yield curves, spot and future commodity prices and spot and future exchange rates.
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

	June 28, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Long-term debt	$618,088	$639,414	$656,847	$599,748

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
The Company uses derivatives to mitigate the effect of fluctuations in some of its raw material and energy costs, foreign currency fluctuations and interest rate movements. The Company purchases commodities such as recovered paper, metal and energy generally at market or fixed prices that are established with the vendor as part of the purchase process for quantities expected to be consumed in the ordinary course of business. The Company may enter into forward contracts or other similar derivative contracts in order to reduce the effect of commodity price fluctuations and to manage its exposure to foreign currency cash flows, assets, and liabilities. The Company is exposed to interest-rate fluctuations as a result of using debt as a source of financing for its operations. The Company may from time to time use traditional, unleveraged interest rate swaps to adjust its mix of fixed and variable rate debt to manage its exposure to interest rate movements.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Cash Flow Hedges

At June 28, 2009 and December 31, 2008, the Company had derivative instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. To the extent considered effective, the changes in fair value of these contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which the hedged item impacts earnings.
Commodity Cash Flow Hedges
The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas and aluminum. At June 28, 2009, natural gas contracts covering approximately 6.5 million MMBTUs were outstanding. These contracts represent approximately 75%, 69%, 44% and 19% of anticipated U.S. and Canadian usage for 2009, 2010, 2011 and 2012, respectively. Additionally, the Company had contracts covering 5,228 metric tons of aluminum representing approximately 70% and 12% of anticipated usage for 2009 and 2010. The fair value of commodity cash flow hedges was a net liability of $(17,060) and $(20,491) at June 28, 2009 and December 31, 2008, respectively. The amount of the loss included in “Accumulated other comprehensive loss” at June 28, 2009, that is expected to be reclassified to the income statement during the next twelve months is $11,847.
Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases forecasted to occur in 2009. At June 28, 2009, the net position of these contracts was to purchase approximately 34,433 Canadian dollars, 5,078 euros, and 1,284 British pounds. The fair value of these foreign currency cash flow hedges was a net asset of $572 and a net liability of $(693) at June 28, 2009 and December 31, 2008, respectively. The amount of the gain included in “Accumulated other comprehensive loss” at June 28, 2009 expected to be reclassified to the income statement during the next twelve months is $572.
Fair Value Hedges
The Company had no fair value hedges at June 28, 2009 or December 31, 2008.
Other Derivatives
The Company routinely enters into forward contracts to economically hedge the currency exposure of intercompany debt and existing foreign currency denominated receivables and payables. The Company does not apply hedge accounting treatment under FAS 133 for these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur. The total fair value of these hedges, all of which were short-term, was $175 and $6,604 at June 28, 2009 and December 31, 2008, respectively.
The following table sets forth the location and fair values of the Company’s derivative instruments at June 28, 2009:
FAIR VALUE OF DERIVATIVE INSTRUMENTS

Description	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under FAS133:
Commodity Contracts	Other Current Assets	$205
Commodity Contracts	Other Long Term Assets	$81
Commodity Contracts	Other Current Liabilities	$12,124
Commodity Contracts	Other Long Term Liabilities	$5,222
Foreign Exchange Contracts	Other Current Assets	$591
Foreign Exchange Contracts	Other Current Liabilities	$19
Derivatives not designated as hedging instruments under FAS133:
Foreign Exchange Contracts	Other Current Assets	$434
Foreign Exchange Contracts	Other Current Liabilities	$259

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The following table sets forth the effect of the Company’s derivative instruments on financial performance for the three months ended June 28, 2009:

		Location of Gain
	Amount of Gain or	or (Loss)	Amount of Gain or	Location of Gain or	Amount of Gain or
	(Loss) Recognized	Reclassified from	(Loss) Reclassified	(Loss) Recognized in	(Loss) Recognized
	in OCI on	Accumulated OCI	from Accumulated	Income on	in Income on
	Derivative	Into Income	OCI Into Income	Derivative	Derivative
Description	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective /ePortion)
Derivatives in FAS133 Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$2,133	Net sales	$894	Net sales	$—
		Cost of sales	$(583)	Cost of sales	$—

Commodity Contracts	$(433)	Cost of sales	$(8,941)	Cost of sales	$(1)

Derivatives not	Location of Gain or
designated as hedging	(Loss) Recognized
instruments under	in Income	Gain or (Loss)
FAS133:	Statement	Recognized
Foreign Exchange Contracts	Cost of sales	$1,184
The following table sets forth the effect of the Company’s derivative instruments on financial performance for the six months ended June 28, 2009:

		Location of Gain
	Amount of Gain or	or (Loss)	Amount of Gain or	Location of Gain or	Amount of Gain or
	(Loss) Recognized	Reclassified from	(Loss) Reclassified	(Loss) Recognized in	(Loss) Recognized
	in OCI on	Accumulated OCI	from Accumulated	Income on	in Income on
	Derivative	Into Income	OCI Into Income	Derivative	Derivative
Description	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives in FAS133 Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$1,549	Net sales	$354	Net sales	$—
		Cost of sales	$(380)	Cost of sales	$—

Commodity Contracts	$(11,950)	Cost of sales	$(14,882)	Cost of sales	$453

Derivatives not	Location of Gain or
designated as hedging	(Loss) Recognized
instruments under	in Income	Gain or (Loss)
FAS133:	Statement	Recognized
Foreign Exchange Contracts	Cost of sales	$901
Note 8:	Dividend Declarations
On April 15, 2009, the Board of Directors declared a regular quarterly dividend of $0.27 per share. This dividend was paid June 10, 2009 to all shareholders of record as of May 15, 2009.
On July 15, 2009, the Board of Directors declared a regular quarterly dividend of $0.27 per share. This dividend is payable September 10, 2009 to all shareholders of record as of August 21, 2009.

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
On February 4, 2009, the U.S. qualified defined benefit pension plan was amended to freeze plan benefits for all active participants effective December 31, 2018. At that time, remaining active participants in the U.S. qualified plan will become participants of the SIRP effective January 1, 2019. Current participants of the U.S. qualified plan have a one-time option to transfer into the SIRP effective January 1, 2010. The choice for this one-time election must be made prior to August 28, 2009.
The plan amendment referred to above required a remeasurement of the U.S. qualified plan’s assets and liabilities as of February 4, 2009. The following table reconciles the U.S. qualified plan’s beginning of year obligations and assets to their values on the remeasurement date:

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The components of net periodic benefit cost include the following:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Retirement Plans
Service cost	$5,646	$6,546	$11,333	$13,069
Interest cost	18,114	18,914	35,362	37,710
Expected return on plan assets	(14,770)	(22,586)	(29,050)	(45,024)
Amortization of net transition obligation	98	58	188	123
Amortization of prior service cost	243	398	514	961
Amortization of net actuarial loss	10,009	3,530	19,846	7,179
Effect of curtailment loss	—	2,289	2,344	2,289
Effect of settlement loss	838	297	838	297

Net periodic benefit cost	$20,178	$9,446	$41,375	$16,604

Retiree Health and Life Insurance Plans
Service cost	$349	$516	$687	$1,028
Interest cost	1,014	1,127	1,994	2,244
Expected return on plan assets	(287)	(481)	(565)	(956)
Amortization of prior service credit	(2,781)	(2,593)	(5,470)	(5,159)
Amortization of net actuarial loss	831	776	1,635	1,543

Net periodic benefit income	$(874)	$(655)	$(1,719)	$(1,300)

As a result of the amendment to the U.S. qualified defined benefit pension plan, the Company recognized a $2,344 curtailment loss in the first quarter of 2009. Approximately 75% of this charge is included in “Cost of sales” in the Condensed Consolidated Statements of Income; the remainder is included in “Selling, general and administrative expenses.” The closure of a paper mill in Canada in 2008 resulted in the recognition of a $2,289 curtailment loss in the second quarter of 2008 and a settlement loss of $838 in the second quarter of 2009. These charges are included in “Restructuring/Asset impairment charges” in the Condensed Consolidated Statements of Income.
During the six months ended June 28, 2009, the Company made contributions of $9,279 to its defined benefit retirement and retiree health and life insurance plans. The Company anticipates that it will make additional contributions of approximately $8,100 in 2009. The Company also contributed $4,847 to the SIRP during this same six-month period. No additional SIRP contributions are expected during the remainder of 2009. Funding of the Company’s U.S. qualified defined benefit pension plans, although not required in 2009, is currently expected to be approximately $60 million in 2010. However, if actual returns on plan assets in 2009 are lower than the expected rate of return of 8.5%, the required funding could be higher. Conversely, if actual returns are higher than the expected rate, the required funding could be lower.
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
The Company’s effective tax rate for the three and six-month periods ending June 28, 2009 was 31.9% and 32.2%, respectively. These rates varied from the U.S. statutory rate primarily due to the favorable effect of international operations that are subject to tax rates generally lower than the U.S. rate, state taxes and the effect of the manufacturer’s deduction and other U.S. tax adjustments. The Company’s effective tax rate for the three and six-month periods ending June 29, 2008 was 26.0% and 29.5%, respectively. The rate for the second quarter of 2008 varied from the U.S. statutory rate primarily due to the favorable effect of international operations that are subject to tax rates generally lower than the U.S. rate, a tax benefit associated with a change in Italian tax law, state taxes and the effect of the manufacturer’s deduction and other U.S. tax adjustments. The rate for the six months ended June 29, 2008 varied from the U.S. statutory rate due to these same factors as well as a valuation allowance recorded against the capital loss carryovers created by the impairment of financial assets discussed in Note 3 and certain restructuring charges for which tax benefits could not be recognized.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examination by tax authorities for years before 2005. With few exceptions, the Company is no longer subject to examination prior to 2004 with respect to U.S. state and local and non-U.S. income taxes.
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
In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FASB Staff Position (FSP) modifies FAS 141(R) to provide that contingent assets acquired or liabilities assumed in a business combination be recorded at fair value if the acquisition-date fair value can be determined during the measurement period. If not, such items would be recognized at the acquisition date if they meet the recognition requirements of FAS 5. In periods after the acquisition date, an acquirer shall account for contingent assets and liabilities that were not recognized at the acquisition date in accordance with other applicable GAAP, as appropriate. Items not recognized as part of the acquisition but recognized subsequently would be reflected in that subsequent period’s income. This FSP, which was effective for the Company when issued, has no impact on the Company’s current financial statements, but will apply to any future acquisitions.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which requires publicly traded companies to provide disclosure about the fair value of financial instruments whenever interim summarized financial information is reported. Previously, disclosures about the fair value of financial instruments were only required on an annual basis. Disclosure shall include the method(s) and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in method(s) and significant assumptions, if any, during the period. This FSP is effective for interim and annual periods ending after June 15, 2009, and, as such, the Company began including this disclosure with its second quarter 2009 financial statements.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
In May 2009, the Financial Accounting Standards Board (FASB) issued Financial Accounting Statement (FAS) No. 165, “Subsequent Events.” This FAS makes no changes to current accounting but does add required disclosure regarding the date through which the Company has evaluated subsequent events and whether that evaluation date is the date of financial statement issuance or the date the financial statements were available to be issued. This Statement is effective for interim and annual periods ending after June 15, 2009.
In June 2009, the FASB issued FAS No.167, “Amendments to FASB Interpretation No. 46(R).” This FAS changes the approach used to determine the primary beneficiary of a variable interest entity, requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, amends certain guidance in Interpretation 46(R) for determining whether an entity is a variable interest entity, and adds as a reconsideration event any change in facts and circumstances where the holders of the equity investment at risk, as a group, lose the power to direct the activities of the entity that most significantly impact the entity’s economic performance. In addition, this Statement amends Interpretation 46(R) to require enhanced disclosures regarding an enterprise’s involvement in a variable interest entity. This FAS is effective for the Company beginning January 1, 2010. The adoption of this FAS is not expected to have a material impact on the Company’s financial statements
In June 2009, the FASB issued FAS No.168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.” This FAS establishes the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting standards (GAAP) and, once in effect, will supersede FAS No. 162. This FAS is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of this FAS will not have a material effect on the Company’s financial statements.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
FINANCIAL SEGMENT INFORMATION

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Net Sales:
Consumer Packaging	$372,770	$398,160	$724,704	$785,530
Tubes and Cores/Paper	323,391	455,417	611,731	891,604
Packaging Services	98,531	138,095	194,366	262,526
All Other Sonoco	69,539	94,895	134,059	184,903

Consolidated	$864,231	$1,086,567	$1,664,860	$2,124,563

Intersegment Sales:
Consumer Packaging	$593	$777	$1,098	$1,169
Tubes and Cores/Paper	18,342	25,651	36,693	50,156
Packaging Services	183	—	262	91
All Other Sonoco	8,694	10,576	17,405	21,805

Consolidated	$27,812	$37,004	$55,458	$73,221

Income Before Income Taxes:
Operating Profit
Consumer Packaging	$38,906	$32,490	$78,303	$68,767
Tubes and Cores/Paper	20,239	40,045	26,985	74,609
Packaging Services	1,144	8,892	1,779	14,871
All Other Sonoco	7,406	12,353	12,542	23,786
Restructuring/Asset impairment charges	(10,386)	(10,770)	(17,596)	(72,308)
Interest, net	(10,071)	(12,097)	(19,702)	(25,325)

Consolidated	$47,238	$70,913	$82,311	$84,400

Note 13:	Commitments and Contingencies
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Environmental Matters
During the fourth quarter of 2005, the U. S. Environmental Protection Agency (EPA) notified U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, that U.S. Mills and NCR Corporation (NCR), an unrelated party, would be jointly held responsible to undertake a program to remove and dispose of certain PCB-contaminated sediments at a particular site on the lower Fox River in Wisconsin (the “Site”) which is now labeled by the EPA as Phase 1. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation. The Company has expensed a total of $17,650 for its estimated share of the total cleanup cost. Of the total expensed, $12,500 was recorded in 2005, and $5,150 was recorded in 2007. Through June 28, 2009, a total of $14,436 has been spent on remediation of the Site, including a settlement with a contractor who had claimed additional compensation. The Company currently estimates its share of the remaining cost of completing the Site project to be between $1,900 and $4,900. The remaining accrual of $3,214 represents the Company’s estimate of what it is likely to pay to complete the Site project. However, the actual costs associated with cleanup of the Site are dependent upon many factors and it is reasonably possible that remediation costs could be higher than the current estimate of project costs. The Company acquired U.S. Mills in 2001, and the alleged contamination predates the acquisition.
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
On November 13, 2007, EPA issued a unilateral Administrative Order for Remedial Action pursuant to Section 106 of CERCLA. The order requires U.S. Mills and the seven other respondents to jointly take various actions to clean up Operating Units 2 — 5. The order establishes two phases of work. The first phase consists of planning and design work as well as preparation for dredging and other remediation work and initially was required to be completed by December 31, 2008. The second phase consists primarily of dredging and disposing of contaminated sediments and capping of the dredged and less contaminated areas of the river bottom. The second phase is required to begin in 2009 and is expected to continue for several years. The order also provides for a $32.5 per day penalty for failure by a respondent to comply with its terms as well as exposing a non-complying respondent to potential treble damages. Although U.S. Mills has reserved its rights to contest liability for any portion of the work, it is cooperating with the other respondents to comply with the first phase of the order, although its financial contribution will likely be determined by the lawsuit commenced in June 2008.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
As of June 28, 2009, U.S. Mills had accrued a total of $60,825 for potential liabilities associated with the Fox River contamination (not including amounts accrued for remediation at the Site). In two separate actions during 2008, U.S. Mills increased its reserve for all Fox River related liabilities (other than the Site) from $20,000 to $60,825. Accordingly, U.S. Mills recognized additional pre-tax charges of $40,825 in 2008 for such potential liabilities. Also during 2008, settlements totaling $40,825 were reached on certain of the insurance policies covering the Fox River contamination. The recognition of these insurance settlements offset the impact to earnings of the additional charges in 2008. Through June 28, 2009, a total of $1,419, primarily legal fees, has been spent against this reserve. Although the Company lacks a reasonable basis for identifying any amount within the range of possible loss as a better estimate than any other amount, as has previously been disclosed, the upper end of the range may exceed the net worth of U.S. Mills. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $80,000 at June 28, 2009.
The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time.
As of June 28, 2009 and December 31, 2008, the Company (and its subsidiaries) had accrued $65,606 and $70,542, respectively, related to environmental contingencies. Of these, a total of $62,620 and $67,411 relate to U.S. Mills at June 28, 2009 and December 31, 2008, respectively. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. As discussed above, U.S. Mills also recognized a $40,825 benefit from settlements reached on certain insurance policies covering the Fox River contamination. U.S Mills received all of the cash proceeds from these settlements in 2008. U.S. Mills’ two remaining insurance carriers are in liquidation. It is possible that U.S. Mills may recover from these carriers a small portion of the costs it ultimately incurs. U.S. Mills may also be able to reallocate some of the costs it incurs among other parties. There can be no assurance that such claims for recovery would be successful and no amounts have been recognized in the consolidated financial statements of the Company for such potential recovery or reallocation.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Directors of Sonoco Products Company:
We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of June 28, 2009, and the related condensed consolidated statements of income for the three- and six-month periods ended June 28, 2009 and June 29, 2008 and the condensed consolidated statements of cash flows for each of the six-month periods ended June 28, 2009 and June 29, 2008. These interim financial statements are the responsibility of the Company’s management.
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
July 28, 2009

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

SONOCO PRODUCTS COMPANY
COMPANY OVERVIEW
Sonoco is a leading manufacturer of industrial and consumer packaging products and provider of packaging services, with more than 300 locations in 35 countries.
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
Second Quarter 2009 Compared with Second Quarter 2008
RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended June 28, 2009 versus the three months ended June 29, 2008.
OVERVIEW
Sales for the second quarter were 21% below last year’s levels primarily due to lower volumes companywide, but most significantly in the industrial-focused businesses. Although lower volumes and a significant increase in pension costs led to reduced overall gross profit, gross profit margins for the second quarter increased to 18.3% compared to last year’s 17.9%. Margins were favorably impacted by a positive selling price/material cost relationship, as well as cost containment actions and productivity initiatives. Net income attributable to Sonoco for the second quarter of 2009 was $33.6 million compared to $58.0 million reported for the same period of 2008. 2009 earnings include $7.0 million of higher after-tax pension expenses as well as after-tax restructuring charges of $7.3 million. Second quarter 2008 results were impacted by after-tax restructuring charges of $4.6 million.
As stated above, the Company experienced significant volume declines as a result of global economic conditions, primarily in the Tubes and Cores/Paper and Packaging Services segments. In order to manage the impact of these declines, the Company continues to control its costs by implementing additional initiatives aimed at simplifying its business structure, scaling itself for profitable growth, improving innovation and creating sustainable operating efficiencies. Given the current economic environment, it is uncertain when and at what rate volume will begin to significantly recover. However, management believes the Company’s strong cash flow, liquidity position and competitive cost structure leave it well positioned to manage any further economic weakness and capitalize on any improvement.
OPERATING REVENUE
Net sales for the second quarter of 2009 were $864 million, compared to $1,086 million for the second quarter of 2008, a decrease of $222 million.
The components of the sales change were:

($ in millions)

Volume/Mix	$(134)
Foreign Currency Translation	(68)
Selling Prices	(19)
Other	(1)

Total Sales Decrease	$(222)

Volume/mix accounted for a 12% decrease in sales from 2008 levels as each of the Company’s reporting segments experienced volume declines across nearly every geographic region, with the greatest volume declines occurring in businesses serving industrial markets, which tend to be more economically sensitive. Although average selling prices were higher in several businesses within the Consumer Packaging segment, they were more than offset by significantly lower selling prices within the Tubes and Cores/Paper segment. The higher selling prices in the Consumer Packaging segment were initiated in response to higher metal and converting costs while the lower selling prices in the Tubes and

SONOCO PRODUCTS COMPANY
Cores/Paper segment were in response to significantly lower recovered paper prices. The strong dollar, relative to last year’s levels, also contributed significantly to the sales decline.
COSTS AND EXPENSES
Cost of sales in the second quarter of 2009 was lower year over year primarily due to the significant declines in volume discussed above. Last year’s decline in the value of plan assets has resulted in a significant increase in current year pension and retirement plan costs. In total, these costs were up approximately $11 million in the second quarter, most of which is reflected in cost of sales. Lower recovered paper prices had the corresponding effect of lowering costs in our converted paper operations. However, other cost components, including metal, energy, labor and other converting costs, experienced price increases over last year’s second quarter. Productivity initiatives and cost containment activities were able offset some of the above cost increases. In an attempt to partially offset the negative impact of lower volume and rising costs, the Company initiated several contingency actions, including freezing salaries, temporarily suspending 401(k) matches and restricting discretionary spending.
Selling, general and administrative costs are down primarily due to cost containment activities, lower management incentive expenses, and the impact of foreign currency translation. These reductions were partially offset by higher pension costs.
Restructuring and related asset impairment charges totaled $10.4 million and $10.8 million for the second quarters of 2009 and 2008, respectively. Additional information regarding restructuring and impairment actions is provided in Note 3 to the Consolidated Financial Statements.
Net interest expense for the second quarter of 2009 decreased to $10.1 million, compared with $12.1 million during the same period in 2008. The decrease was due to lower debt levels and lower interest rates.
This year’s second quarter effective tax rate of 31.9% was significantly higher than the 26.0% rate recorded in the 2008 quarter. The lower rate last year was primarily a result of non-recurring tax benefits recognized in 2008 related to a tax law change in Italy.
REPORTABLE SEGMENTS
The following table recaps net sales for the second quarter of 2009 and 2008 ($ in thousands):

	Three Months Ended
	June 28, 2009	June 29, 2008
Net Sales:
Consumer Packaging	$372,770	$398,160
Tubes and Cores/ Paper	323,391	455,417
Packaging Services	98,531	138,095
All Other Sonoco	69,539	94,895

Consolidated	$864,231	$1,086,567

Consolidated operating profits, also referred to as “Income before income taxes” on the Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Three Months Ended
	June 28, 2009	June 29, 2008
Income Before Income Taxes:
Segment Operating Profit
Consumer Packaging	$38,906	$32,490
Tubes and Cores/ Paper	20,239	40,045
Packaging Services	1,144	8,892
All Other Sonoco	7,406	12,353
Restructuring/Asset Impairment Charges	(10,386)	(10,770)
Interest, net	(10,071)	(12,097)

Consolidated	$47,238	$70,913

SONOCO PRODUCTS COMPANY
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
Sales in the Consumer Packaging segment during the second quarter of 2009 decreased $25 million, or 6%, compared with the second quarter of 2008. This was primarily due to an overall volume decline of 8%. In addition, an unfavorable $12 million effect of foreign currency translation offset a large part of the benefit from selling price increases.
Segment operating profit was up 20% in the second quarter as selling price increases were implemented to offset rising metal and other costs, the negative impacts of which were not fully felt until later in the second quarter. The delay in the cost of sales impact of metal cost increases, along with productivity improvements and lower resin and film costs, were the major contributors to improved operating profit. Higher pension costs partially offset this favorable price/cost relationship.
Tubes and Cores/Paper
The Tubes and Cores/Paper segment includes the following products: high-performance paper and composite paperboard tubes and cores; fiber-based construction tubes and forms; recycled paperboard, linerboard, recovered paper and other recycled materials.
Second quarter 2009 sales for the segment dropped $132 million, or 29%, compared with the same period in 2008, due to a 12% decline in volume resulting from significantly lower global demand and a $39 million unfavorable effect from foreign currency translation. Selling prices declined year over year, particularly those associated with recovered paper.
Segment operating profit fell nearly 50% from last year’s levels due to lower volume and higher pension costs. Lower fixed costs resulting from restructuring and other cost containment actions offset some of the impact. The benefit of lower recovered paper costs was nearly completely offset by reduced selling prices for those products associated with recovered paper.
Packaging Services
The Packaging Services segment includes the following products and services: designing, manufacturing, assembling, packing and distributing temporary, semipermanent and permanent point-of-purchase displays; brand artwork management; and supply chain management services, including contract packing, fulfillment and scalable service centers.
Second quarter 2009 sales for the segment decreased 29%, or $40 million, from the second quarter of 2008. The decrease was due to lower volume and a $15 million unfavorable effect of foreign currency translation.
Segment operating profit declined 87% in the second quarter, compared with the same period in 2008. Lower volume in point-of-purchase displays, fulfillment and contract packing were the primary reasons for the steep decline in earnings.
All Other Sonoco
All Other Sonoco includes businesses that are not aggregated in a reportable segment and includes the following products: wooden, metal and composite wire and cable reels, molded and extruded plastics, custom-designed protective packaging and paper amenities such as coasters and glass covers.
Second quarter 2009 sales in All Other Sonoco dropped nearly 27% from the same period in 2008. Continued weak volumes in wire and cable reels, protective packaging and molded plastics was the primary reason for the decline, although lower prices and foreign currency translation also contributed to the lower sales.

SONOCO PRODUCTS COMPANY
Operating profit was down 40% from last year’s second quarter due to lower volumes and higher pension costs, partially offset by productivity improvements and lower fixed costs.
Six Months Ended June 28, 2009 Compared with Six Months Ended June 29, 2008
RESULTS OF OPERATIONS
The following discussion provides a review of results for the six months ended June 28, 2009 versus the six months ended June 29, 2008.
OVERVIEW
Results for the first half of 2009 were affected by many of the same factors impacting the second quarter. Lower volumes companywide drove sales 22% below last year’s levels, most significantly in the industrial-focused businesses. These lower volumes primarily resulted from lower activity for the Company’s customers in served markets, and do not, in management’s opinion, represent any significant loss of market share. Despite these volume declines and a $26 million increase in pension costs, of which approximately 75% is included in cost of sales, gross profit margins increased slightly to 18.0% from 17.9% in 2008. Net income attributable to Sonoco for the first half of 2009 was $56.7 million compared to $71.2 million reported for the same period of 2008. 2009 earnings include after-tax restructuring charges of $13.3 million. First half 2008 results were impacted by a $31.0 million after-tax non-cash impairment charge for the Company’s remaining financial interest related to the 2003 sale of its high density film business as well as after-tax restructuring charges of $14.4 million.
OPERATING REVENUE
Net sales for the first six months of 2009 were $1,665 million, compared to $2,125 million for the first half of 2008, a decrease of $460 million.
The components of the sales change were:

($ in millions)

Volume/Mix	$(292)
Foreign Currency Translation	(134)
Selling Prices	(27)
Other	(7)

Total Sales Decrease	$(460)

As discussed earlier, volume/mix and the impact of unfavorable foreign exchange translation were the major drivers in the decrease in sales from 2008 levels. Lower recovered paper costs were partially offset by higher average selling prices in several businesses initiated in response to higher metal and converting costs.
COSTS AND EXPENSES
Restructuring related charges totaled $17.6 million and $29.7 million for the first six months of 2009 and 2008, respectively. In addition, the first six months of 2008 included a non-cash impairment charge of $42.7 million for the Company’s remaining financial interest related to the 2003 sale of its high density film business. Additional information regarding restructuring actions is provided in Note 3 to the Consolidated Financial Statements. None of these charges are allocated to the reporting segments.
Volume declines were the largest driver of the year over year decrease in cost of sales for the first six months, while total pension and retirement plan costs increased approximately $26 million, of which approximately 75% is included in cost of sales. As noted above, gross profit margin improved slightly as the benefits of restructuring actions taken over the last 12 months, cost containment activities and productivity improvements were able to partially offset the negative impacts of lower volume and higher pension costs.
Selling, general and administrative costs were lower than 2008 levels primarily due to aggressive cost containment activities, lower management incentive expenses and the impact of foreign currency translation. These reductions were partially offset by higher pension costs.

SONOCO PRODUCTS COMPANY
Net interest expense for the first half of 2009 decreased to $19.7 million, compared with $25.3 million during the same period in 2008. The decrease was due to lower debt levels and lower interest rates.
The effective tax rate in the first six months of 2009 was 32.2%, versus 29.5% recorded in 2008. The lower rate last year was primarily a result of non-recurring tax benefits recognized in 2008 related to a tax law change in Italy.
REPORTABLE SEGMENTS
The following table recaps net sales for the first six months of 2009 and 2008 ($ in thousands):

	Six Months Ended
	June 28, 2009	June 29, 2008
Net Sales:
Consumer Packaging	$724,704	$785,530
Tubes and Cores/ Paper	611,731	891,604
Packaging Services	194,366	262,526
All Other Sonoco	134,059	184,903

Consolidated	$1,664,860	$2,124,563

Consolidated operating profits, also referred to as “Income before income taxes” on the Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Six Months Ended
	June 28, 2009	June 29, 2008
Income Before Income Taxes:
Segment Operating Profit
Consumer Packaging	$78,303	$68,767
Tubes and Cores/ Paper	26,985	74,609
Packaging Services	1,779	14,871
All Other Sonoco	12,542	23,786
Restructuring/Asset Impairment Charges	(17,596)	(72,308)
Interest, net	(19,702)	(25,325)

Consolidated	$82,311	$84,400

Consumer Packaging
Sales in the Consumer Packaging segment during the first six months of 2009 decreased $61 million, or 8%, compared with the first half of 2008, as a result of a 9% decline in volume and the unfavorable impact of foreign exchange. Increased selling prices partially offset these negative factors.
A 14% increase in segment operating profits was a result of a favorable price/cost relationship and productivity improvements that more than offset the impact of volume declines and higher pension costs.
Tubes and Cores/Paper
First half 2009 sales for the segment dropped $280 million, or 31%, compared with the same period in 2008. A volume decline of approximately 15% was the most significant driver, but the unfavorable effect of foreign currency translation also contributed notably. In addition, recovered paper prices have been lower than 2008 levels throughout the first six months of 2009.
Segment operating profit fell nearly 64% during the first half of 2009, compared to last year’s levels. As has been the case throughout 2009, lower volume, higher pension costs and the unfavorable impact of foreign currency translation were the major factors in the decline. The benefits of several plant shutdowns along with other fixed cost control measures and a favorable price/cost relationship helped mitigate the impact of the volume shortfall.

SONOCO PRODUCTS COMPANY
Packaging Services
First half 2009 sales for the segment decreased 27% or $68 million from 2008 levels. This decrease was due to significantly lower volume and the unfavorable effect of foreign currency translation.
Compared to the same period in 2008, segment operating profit declined 88% in the first half of 2009. Lower volume was the most significant factor in this decline, but was somewhat offset by the benefit of several fixed cost reduction initiatives.
All Other Sonoco
First half 2009 sales in All Other Sonoco dropped 27% from the same period in 2008. Continued weak volumes in wire and cable reels, protective packaging and molded plastics were the primary reasons for the decline.
Operating profit was down 47% from last year’s first half due to lower volumes and higher pension costs, partially offset by productivity improvements.
Financial Position, Liquidity and Capital Resources
The Company’s financial position remained strong during the second quarter of 2009. Cash flows from operations totaled $181.9 million in the first six months of 2009, compared with $143.9 million in the same period last year. Improvements in working capital, primarily inventory and accounts payable, accounted for the majority of the year-over-year increase in operating cash flow. Cash flows for the second half of 2009 are expected to remain strong, but lower than the levels generated in the first half of the year.
During the first six months of 2009, the Company utilized cash from operations to fund capital expenditures of $57.4 million, pay dividends of $53.9 million, and reduce outstanding debt by a net $43.9 million to $645.9 million at June 28, 2009. Cash on hand increased from $101.7 million at December 31, 2008, to $111.5 million at June 28, 2009.
During the latter part of 2008, the Internal Revenue Service issued a temporary rule extending to 60 days the period that U.S. Corporations may borrow funds from foreign subsidiaries without unfavorable tax consequences. The Company utilized this rule during the final two months of 2008 to access approximately $72 million of offshore cash on hand, which was used to reduce outstanding commercial paper. These short-term lending arrangements were settled early in 2009. In June, the Company again utilized this rule to access approximately $49 million of offshore cash on hand, which was used to reduce outstanding commercial paper. This short-term lending arrangement will be settled during the third quarter of 2009, resulting in equivalent increases in commercial paper and cash on hand. Depending on its immediate offshore cash needs, the Company may choose to again access such funds in the future as allowed by the temporary rule. Commercial paper, a component of the Company’s long-term debt, had a balance of $54.0 million at June 28, 2009.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires the Company to maintain a minimum level of net worth, as defined. As of June 28, 2009, the Company’s defined net worth was approximately $412 million above the minimum level required under this covenant.
Funding of the Company’s U.S. qualified defined benefit pension plans, although not required in 2009, is currently expected to be approximately $60 million in 2010. However, if actual returns on plan assets in 2009 are lower than the expected rate of return of 8.5%, the required funding could be higher. Conversely, if actual returns are higher than the expected rate, the required funding could be lower.
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

SONOCO PRODUCTS COMPANY
At June 28, 2009, the Company had commodity contracts outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. The total net fair market value of these instruments was an unfavorable position of $17.1 million at June 28, 2009, and an unfavorable position of $20.5 million at December 31, 2008. Natural gas and aluminum contracts covering an equivalent of 6.5 million MMBtu and 5,228 metric tons, respectively, were outstanding at June 28, 2009. Additionally, the Company had various currency contracts outstanding to fix the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments was a net favorable position of $0.6 million at June 28, 2009 compared with a net unfavorable position of $0.7 million at December 31, 2008. These contracts qualify as cash flow hedges under FAS 133 and mature within twelve months of their respective reporting date.
In addition, at June 28, 2009, the Company had various currency contracts outstanding to fix the exchange rate on certain foreign currency assets and liabilities. Although placed as an economic hedge, the Company has chosen not to apply hedge accounting to these contracts. The fair value of these currency contracts, all of which mature within twelve months, was a net favorable position of $0.2 million at the end of the quarter and $6.6 million at December 31, 2008.
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
Changes in Internal Controls
During the second quarter of 2009, the Company implemented a new general ledger and related shared services modules (accounts receivable, accounts payable and fixed assets) at the majority of its operations in the United States and Canada. The underlying processes and internal controls were not changed; therefore, we believe the Company’s internal control over financial reporting is, and will continue to be, effective under the new systems. There have been no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SONOCO PRODUCTS COMPANY
PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
Information with respect to legal proceedings and other exposures appears in Part I — Item 3 — “Legal Proceedings” and Part II — Item 8 — “Financial Statements and Supplementary Data” (Note 15 - “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and in Part I — Item 1 — “Financial Statements” (Note 13 — “Commitments and Contingencies”) of this report. In April 2006, the United States and the State of Wisconsin (plaintiffs) sued U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, and NCR Corporation (NCR), an unrelated company, to recover certain costs incurred for response activities undertaken regarding the release and threatened release of hazardous substances in specific areas of elevated concentrations of polychlorinated biphenyls (PCBs) in sediments in the Lower Fox River and Green Bay in northeastern Wisconsin (hereinafter the Site). Pursuant to a Consent Decree agreed to by NCR and U.S. Mills as a consequence of the litigation, the Site is to be cleaned up on an expedited basis and NCR and U.S. Mills started removing contaminated sediment in May 2007. The remediation involves removal of sediment from the riverbed, dewatering of the sediment and storage at an offsite landfill. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation, which the Company currently estimates to be between $32.7 million and $38.7 million for the project as a whole. The actual costs associated with cleanup of this particular site are dependent upon many factors and it is reasonably possible that remediation costs could be higher than the current estimate of project costs. Under the terms of the agreement, the parties reserved their rights to make claims against each other, as well as third parties, to reallocate the costs of remediating the Site. Accordingly, the Company’s ultimate share of the liability for remediating the Site could be greater or less than 50% of the total cost.
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
As of June 28, 2009, U.S. Mills had accrued a total of $60.8 million for potential liabilities associated with the Fox River contamination (not including amounts accrued for remediation at the Site). In two separate actions during 2008, U.S. Mills increased its reserve for all Fox River related liabilities (other than the Site) from $20.0 million to $60.8 million. Accordingly, U.S. Mills recognized additional pre-tax charges of $40.8 million in 2008 for such potential liabilities. Also during 2008, settlements totaling $40.8 million were reached on certain of the insurance policies covering the Fox River contamination. The recognition of these insurance settlements effectively offset the impact to earnings of the additional charges in 2008. Although the Company lacks a reasonable basis for identifying any amount within the range of possible loss as a better estimate than any other amount, as has previously been disclosed, the upper end of the range may exceed the net worth of U.S. Mills. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $80 million at June 28, 2009.

SONOCO PRODUCTS COMPANY
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

			(c) Total Number of	(d) Maximum
			Shares Purchased as	Number of Shares
			Part of Publicly	that May Yet be
	(a) Total Number of	(b) Average Price	Announced Plans or	Purchased under the
Period	Shares Purchased[1]	Paid per Share	Programs[2]	Plans or Programs[2]
3/30/09 — 5/03/09	1,812	$24.16	—	5,000,000
5/04/09 — 5/31/09	—	—	—	5,000,000
6/01/09 — 6/28/09	—	—	—	5,000,000
Total	1,812	$24.16	—	5,000,000

[1]	All of the share purchases in the second quarter of 2009 relate to shares withheld to satisfy employee tax withholding obligations in association with the exercise of performance-based stock awards, deferred compensation and restricted stock. These shares were not repurchased as part of a publicly announced plan or program.

[2]	On April 19, 2006, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. This authorization rescinded all previous existing authorizations and does not have a specific expiration date. No shares have been repurchased under this authorization during 2009. At June 28, 2009, a total of 5,000,000 shares remain available for repurchase.

Item 4. Submission of Matters to a Vote of Security Holders.
Incorporated by reference to Part II, Item 4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009.

Item 6. Exhibits.
Exhibit 15 —	Letter re: unaudited interim financial information

Exhibit 31—	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

Exhibit 32 —	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

SONOCO PRODUCTS COMPANY
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY (Registrant)
Date: July 28, 2009	By:	/s/ Charles J. Hupfer
Charles J. Hupfer
Senior Vice President and Chief Financial Officer (principal financial officer)

	By:	/s/ Barry L. Saunders
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