Form 10-Q
period 2009-09-27
SONOCO PRODUCTS CO
filed 2009-10-27
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at October 23, 2009:
Common stock, no par value: 100,013,196

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	September 27,	December 31,
	2009	2008*
Assets
Current Assets
Cash and cash equivalents	$194,118	$101,655
Trade accounts receivable, net of allowances	456,135	392,171
Other receivables	26,949	46,827
Inventories:
Finished and in process	116,417	125,200
Materials and supplies	177,723	188,969
Prepaid expenses	27,847	50,259
Deferred income taxes	24,485	24,909

	1,023,674	929,990
Property, Plant and Equipment, Net	955,496	973,442
Goodwill	809,431	782,983
Other Intangible Assets, Net	114,804	120,540
Long-term Deferred Income Taxes	102,143	132,536
Other Assets	149,409	146,975

Total Assets	$3,154,957	$3,086,466

Liabilities and Equity
Current Liabilities
Payable to suppliers	$365,477	$353,846
Accrued expenses and other	315,451	299,428
Notes payable and current portion of long-term debt	30,005	32,978
Accrued taxes	11,033	11,944

	721,966	698,196
Long-term Debt, Net of Current Portion	561,673	656,847
Pension and Other Postretirement Benefits	458,032	455,197
Deferred Income Taxes	34,976	50,450
Other Liabilities	59,792	51,258	[1]
Commitments and Contingencies
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 99,960 and 99,732 shares issued and outstanding at September 27, 2009 and December 31, 2008, respectively	7,175	7,175
Capital in excess of stated value	413,885	404,939
Accumulated other comprehensive loss	(344,793)	(454,679)
Retained earnings	1,228,253	1,205,540

Total Sonoco Shareholders’ Equity	1,304,520	1,162,975
Noncontrolling Interests	13,998	11,543	[1]

Total Equity	1,318,518	1,174,518

Total Liabilities and Equity	$3,154,957	$3,086,466

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

[1]	Prior year’s data have been reclassified to conform to the current year’s presentation reflecting the adoption of new accounting requirements for noncontrolling interests.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008*	2009	2008*
Net sales	$930,560	$1,063,250	$2,595,420	$3,187,813
Cost of sales	757,504	878,514	2,123,217	2,621,994

Gross profit	173,056	184,736	472,203	565,819
Selling, general and administrative expenses	98,085	92,989	277,623	292,039
Restructuring/Asset impairment charges (see Note 3)	158	5,530	17,754	77,838

Income before interest and income taxes	74,813	86,217	176,826	195,942
Interest expense	10,202	12,682	31,167	40,763
Interest income	(801)	(2,053)	(2,064)	(4,809)

Income before income taxes	65,412	75,588	147,723	159,988
Provision for income taxes	16,436	21,807	42,912	46,671

Income before equity in earnings of affiliates	48,976	53,781	104,811	113,317
Equity in earnings of affiliates, net of tax	2,401	2,970	3,291	7,690

Net income	$51,377	$56,751	$108,102	$121,007

Less: Net (income) loss attributable to noncontrolling interests	$(3,706)	$600	$(3,699)	$7,589

Net income attributable to Sonoco	$47,671	$57,351	$104,403	$128,596

Weighted average common shares outstanding:
Basic	100,829	100,371	100,717	100,262

Diluted	101,105	101,292	100,876	101,060

Per common share:
Net income attributable to Sonoco:
Basic	$0.47	$0.57	$1.04	$1.28

Diluted	$0.47	$0.57	$1.03	$1.27

Cash dividends	$0.27	$0.27	$0.81	$0.80

*	Prior year’s data have been reclassified to conform to the current year’s presentation reflecting the adoption of new accounting requirements for noncontrolling interests.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 27,	September 28,
	2009	2008*
Cash Flows from Operating Activities:
Net income	$108,102	$121,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	128,104	138,662
Financial asset impairment	—	42,651
Restructuring-related asset impairment and pension curtailment	10,184	16,469
(Gain) loss on disposition of assets	(16,274)	2,203
Pension and postretirement plan expense	63,931	20,984
Pension and postretirement plan contributions	(17,765)	(11,141)
Share-based compensation expense	5,580	6,840
Equity in earnings of affiliates	(3,291)	(7,690)
Cash dividends from affiliated companies	4,030	7,507
Tax effect of nonqualified stock options	1,133	805
Excess tax benefit of share-based compensation	(384)	(705)
Deferred taxes	(7,484)	(14,708)
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Trade accounts receivable	(42,064)	(15,784)
Inventories	30,989	(18,242)
Payable to suppliers	20,160	(7,683)
Prepaid expenses	7,336	(1,336)
Prepaid income taxes and taxes payable	24,562	4,014
Fox River environmental reserves and insurance receivable	(5,250)	39,565
Other assets and liabilities	46,241	(13,218)

Net cash provided by operating activities	357,840	310,200

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(82,807)	(91,520)
Cost of acquisitions, net of cash acquired	(500)	(5,535)
Proceeds from the sale of assets	16,956	4,557
Investment in affiliates and other	(2,215)	(979)

Net cash used in investing activities	(68,566)	(93,477)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	23,129	23,597
Principal repayment of debt	(32,304)	(98,462)
Net (decrease) increase in commercial paper	(95,000)	11,000
Net decrease in bank overdrafts	(18,043)	(4,206)
Excess tax benefit of share-based compensation	384	705
Cash dividends	(80,876)	(79,626)
Shares acquired	(1,203)	(809)
Shares issued	3,239	6,370

Net cash used in financing activities	(200,674)	(141,431)

Effects of Exchange Rate Changes on Cash	3,863	1,426

Net Increase in Cash and Cash Equivalents	92,463	76,718
Cash and cash equivalents at beginning of period	101,655	70,758

Cash and cash equivalents at end of period	$194,118	$147,476

*	Prior year’s data have been reclassified to conform to the current year’s presentation and to reflect the adoption of new accounting requirments for noncontrolling interests.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Note 1:	Basis of Interim Presentation

In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three and nine months ended September 27, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

On January 1, 2009, the Company adopted new U.S. GAAP requiring minority interests to be renamed “noncontrolling interests” and be presented as a component of equity for all periods presented. Accordingly, $11,543 of noncontrolling interests previously included in “Other liabilities” on its December 31, 2008 balance sheet was reclassified to equity. “Net income” on the Company’s Condensed Consolidated Statements of Income was adjusted to include the net income attributed to noncontrolling interests. “Net income attributable to Sonoco” (previously reported as “Net income”) was not affected.

With respect to the unaudited condensed consolidated financial information of the Company for the three and nine-month periods ended September 27, 2009 and September 28, 2008 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 27, 2009 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 27, 2009, for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through October 27, 2009, the date these financial statements were issued. No such events or transactions were noted to have occurred.
Note 2:	Shareholders’ Equity

Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Numerator:
Net income attributable to Sonoco	$47,671	$57,351	$104,403	$128,596

Denominator:
Weighted average common shares outstanding	100,829,000	100,371,000	100,717,000	100,262,000
Dilutive effect of:
Stock-based compensation	276,000	921,000	159,000	798,000

Dilutive shares outstanding	101,105,000	101,292,000	100,876,000	101,060,000

Reported net income attributable to Sonoco per common share:
Basic	$0.47	$0.57	$1.04	$1.28

Diluted	$0.47	$0.57	$1.03	$1.27

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Stock options and stock appreciation rights to purchase 3,345,019 and 1,250,679 shares at September 27, 2009 and September 28, 2008, respectively, were not dilutive and, therefore, are excluded from the computations of diluted income attributable to Sonoco per common share amounts. No adjustments were made to reported net income attributable to Sonoco in the computations of earnings per share.

Stock Repurchases

The Company’s Board of Directors has authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. No shares were repurchased under this authorization during the first nine months of 2009. Accordingly, at September 27, 2009, a total of 5,000,000 shares remain available for repurchase.

The Company occasionally repurchases shares of its common stock to satisfy employee tax withholding obligations in association with the exercise of stock appreciation rights and performance-based stock awards. These repurchases, which are not part of a publicly announced plan or program, totaled 49,416 shares in the first nine months of 2009 at a cost of $1,203.
Note 3:	Restructuring and Asset Impairment

The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2009, 2008 and 2007 are reported as “2009 Actions,” “2008 Actions” and “2007 Actions,” respectively. In addition, the Company has two formal restructuring plans that are still active, although both were substantially complete at September 27, 2009. These are reported as “Earlier Actions.” Following are the total restructuring and asset impairment charges, net of adjustments, recognized by the Company during the periods presented:

	2009		2008
	Third	Nine	Third	Nine
	Quarter	Months	Quarter	Months
Restructuring/Asset impairment:
2009 Actions	$5,498	$21,089	$—	$—
2008 Actions	1,043	7,229	4,526	13,395
2007 Actions	(6,402)	(10,873)	566	19,431
Earlier Actions	19	309	438	2,361
Financial Asset Impairment	—	—	—	42,651

Restructuring/Asset impairment charges	$158	$17,754	$5,530	$77,838
Income tax benefit	(7)	(5,392)	(2,043)	(23,733)
Impact of Noncontrolling Interests, net of tax	3,062	4,189	(171)	(5,379)

Total impact of Restructuring/Asset impairment charges, net of tax	$3,213	$16,551	$3,316	$48,726

Restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Condensed Consolidated Statements of Income.

The Company expects to recognize future additional cash costs totaling approximately $4,800 in connection with previously announced restructuring actions and believes that the majority of these charges will be incurred and paid by the end of 2009. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions may be undertaken.

2009 Actions

During 2009, the Company initiated closures in its Tubes and Cores/Paper segment including a paper mill in the United States and five tube and core plants — three in the United States, one in Europe, and one in Canada. The Company also initiated the closures of a rigid paper packaging plant in the United States (part of the Consumer Packaging segment), a fulfillment service center in Germany (part of the Packaging Services segment), and a molded plastics facility in the United States (part of All Other Sonoco). In the third quarter, the Company sold a small Canadian recovered paper brokerage business. Net sales associated with this business were

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
approximately $7,000 through the date of the sale. In addition to the plant closures, the Company has continued to realign its fixed cost structure resulting in the elimination of approximately 210 positions in 2009.

Below is a summary of 2009 Actions and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative.

		Total
	Third	Incurred to	Estimated
2009 Actions	Quarter	Date	Total Cost
Severance and Termination Benefits
Tubes and Cores/Paper segment	$3,365	$9,222	$10,600
Consumer Packaging segment	605	805	805
Packaging Services segment	376	1,348	1,348
All Other Sonoco	32	1,060	1,060
Corporate	647	647	647
Asset Impairment / Disposal of Assets
Tubes and Cores/Paper segment	(282)	6,420	6,420
Other Costs
Tubes and Cores/Paper segment	736	1,338	2,530
All Other Sonoco	19	249	340

Total	$5,498	$21,089	$23,750

The following table sets forth the activity in the 2009 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

		Asset
2009 Actions	Severance and	Impairment/
Accrual Activity	Termination	Disposal	Other
2009 Year to Date	Benefits	of Assets	Costs	Total
Liability at December 31, 2008	$—	$—	$—	$—
New charges	13,082	6,420	1,587	21,089
Cash receipts/(payments)	(5,682)	2,775	(1,409)	(4,316)
Asset writedowns/disposals	—	(9,195)	—	(9,195)
Foreign currency translation	140	—	—	140

Liability at September 27, 2009	$7,540	$—	$178	$7,718

Proceeds of $2,775 were received from the sale of a Canadian recovered paper brokerage business. The net book value of property, plant and equipment written off against the sales proceeds totaled $125. Also written off was associated goodwill totaling $1,643. The resulting gain of $1,007 is reflected under “New charges” in the table above.

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Below is a summary of 2008 Actions and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative.

	2009		2008		Total
	Third	Nine	Third	Nine	Incurred	Estimated
2008 Actions	Quarter	Months	Quarter	Months	to Date	Total Cost
Severance and Termination Benefits
Tubes and Cores/Paper segment	$329	$2,877	$2,261	$3,491	$11,098	$11,098
Consumer Packaging segment	11	31	1,729	1,729	4,133	4,633
Packaging Services segment	—	87	—	—	1,455	1,455
All Other Sonoco	—	—	—	—	563	563
Corporate	—	96	—	—	1,830	1,830
Asset Impairment / Disposal of Assets
Tubes and Cores/Paper segment	39	(783)	140	5,490	10,166	10,166
Consumer Packaging segment	—	126	11	11	4,832	4,832
Packaging Services segment	—	(365)	—	—	—	—
Other Costs
Tubes and Cores/Paper segment	457	4,283	314	2,603	9,528	10,164
Consumer Packaging segment	207	862	71	71	1,836	2,336
Corporate	—	15	—	—	23	23

Total	$1,043	$7,229	$4,526	$13,395	$45,464	$47,100

The following table sets forth the activity in the 2008 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

	Severance	Asset
2008 Actions	and	Impairment/
Accrual Activity	Termination	Disposal	Other
2009 Year to Date	Benefits	of Assets	Costs	Total
Liability at December 31, 2008	$11,893	$—	$357	$12,250
New charges	3,022	(48)	5,172	8,146
Cash receipts/(payments)	(11,298)	1,149	(3,721)	(13,870)
Asset writedowns/disposals	—	(127)	—	(127)
Foreign currency translation	181	—	(6)	175
Pension curtailment/settlement	—	—	(838)	(838)
Adjustments	69	(974)	(12)	(917)

Liability at September 27, 2009	$3,867	$—	$952	$4,819

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
2007Actions

In 2007, the Company initiated the closures of the following operations: a metal ends plant in Brazil (part of the Consumer Packaging segment), a rigid packaging plant in the United States (part of the Consumer Packaging segment), a paper mill in China (part of the Tubes and Cores/Paper segment), a molded plastics plant in Turkey (part of All Other Sonoco), and a point-of-purchase display manufacturing plant in the United States (part of the Packaging Services segment).

Below is a summary of 2007 Actions and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative.

	2009		2008		Total
	Third	Nine	Third	Nine	Incurred	Estimated
2007 Actions	Quarter	Months	Quarter	Months	to Date	Total Cost
Severance and Termination Benefits
Tubes and Cores/Paper segment	$223	$510	$—	$6,867	$8,566	$8,566
Consumer Packaging segment	—	—	50	651	1,527	1,527
Packaging Services segment	—	(7)	(13)	120	397	397
All Other Sonoco	—	—	—	—	36	36
Asset Impairment / Disposal of Assets
Tubes and Cores/Paper segment	(6,803)	(11,682)	145	4,873	(12,528)	(12,528)
Consumer Packaging segment	—	24	—	3,731	21,553	21,553
All Other Sonoco	—	—	(61)	(61)	536	536
Other Costs
Tubes and Cores/Paper segment	170	210	—	216	814	964
Consumer Packaging segment	8	72	445	3,034	3,442	3,442
All Other Sonoco	—	—	—	—	228	228

Total	$(6,402)	$(10,873)	$566	$19,431	$24,571	$24,721

The following table sets forth the activity in the 2007 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

	Severance	Asset
2007 Actions	and	Impairment/
Accrual Activity	Termination	Disposal	Other
2009 Year to Date	Benefits	of Assets	Costs	Total
Liability at December 31, 2008	$1,745	$—	$—	$1,745
New charges	510	24	282	816
Cash receipts/(payments)	(2,168)	11,682	(282)	9,232
Asset writedowns/disposals	—	(24)	—	(24)
Foreign currency translation	(7)	—	—	(7)
Adjustments	(7)	(11,682)	—	(11,689)

Liability at September 27, 2009	$73	$—	$—	$73

Sales proceeds of $14,671, net of commissions, were received in December 2008 related to the sale of the Company’s paper mill in China. At the time these proceeds were received, the book value of property, plant and equipment and land use rights (an intangible asset) was written off. The remaining sales proceeds totaling $11,211 were received during the first and third quarters of 2009, the full amount of which is reflected as a net gain under “Adjustments” in the table above. The Company recognized proceeds from this transaction on a cash basis and recorded gains only to the extent that cash collected exceeded the book value of the assets sold.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
During the three and nine months ended September 27, 2009, the Company also recorded non-cash, after-tax offsets in the amounts of $3,062 and $4,189, respectively, to reflect the impact of the noncontrolling interest holder’s portion of the gain discussed above.

The Company expects to pay the majority of the remaining 2007 Actions restructuring costs during 2009 using cash generated from operations.

Earlier Actions

Earlier Actions are comprised of two formal restructuring plans, the 2006 Plan and the 2003 Plan, both of which included a number of plant closures and workforce reductions. At September 27, 2009, the remaining restructuring accrual for Earlier Actions was $715. The accrual, included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheet, relates primarily to building lease terminations and unpaid severance and termination benefits. The Company expects to recognize future pre-tax charges of approximately $350 associated with Earlier Actions, primarily related to building lease terminations and costs of exiting two closed facilities in Europe. The Company expects both the liability and the future costs to be fully paid at the end of 2012, using cash generated from operations.

Financial Asset Impairment

As part of the 2003 sale of its High Density Film business, the Company received a subordinated note receivable and a preferred equity interest in the buyer as a portion of the selling price. Based on information provided by the buyer late in the first quarter of 2008, the Company concluded that neither the collection of its subordinated note receivable nor redemption of its preferred equity interest was probable, and that their value was likely zero. Accordingly, the Company fully reserved these items in the first quarter of 2008, recording a charge totaling $42,651 pretax ($30,981 after tax). This financial asset impairment charge is included in “Restructuring/Asset impairment charges” in the Company’s Condensed Consolidated Statements of Income. On May 6, 2008, the buyer filed a petition for relief under Chapter 11 with the United States Bankruptcy Court for the District of Delaware that included a plan of reorganization, which was subsequently approved by the court June 26, 2008. As part of the plan of reorganization, the Company’s preferred equity interest and its subordinated note receivable were extinguished with no recovery by the Company.
Note 4:	Comprehensive Income

The following table reconciles net income to comprehensive income attributable to Sonoco:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Net income	$51,377	$56,751	$108,102	$121,007

Other comprehensive income, net of income tax:
Foreign currency translation adjustments	47,048	(53,579)	74,556	(31,002)
Changes in defined benefit plans	(66)	(657)	29,187	4,476
Changes in derivative financial instruments	3,336	(14,802)	6,143	(2,091)

Comprehensive income/(loss)	$101,695	$(12,287)	$217,988	$92,390
Comprehensive (income)/loss attributable to noncontrolling interests	(3,706)	600	(3,699)	7,589

Comprehensive income/(loss) attributable to Sonoco	$97,989	$(11,687)	$214,289	$99,979

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable, for the nine months ended September 27, 2009:

	Foreign			Accumulated
	Currency	Defined	Derivative	Other
	Translation	Benefit	Financial	Comprehensive
	Adjustments	Plans	Instruments	Loss
Balance at December 31, 2008	$(68,737)	$(372,807)	$(13,135)	$(454,679)
Year-to-date change	74,556	29,187	6,143	109,886

Balance at September 27, 2009	$5,819	$(343,620)	$(6,992)	$(344,793)

At September 27, 2009, the Company had commodity contracts outstanding to fix the costs of certain anticipated raw materials and energy purchases. These contracts, which have maturities ranging from October 2009 to December 2012, qualify as cash flow hedges under U.S GAAP. The amounts included in accumulated other comprehensive loss related to these commodity contracts were an unfavorable position of $11,079 ($6,992 after tax) at September 27, 2009, and an unfavorable position of $20,815 ($13,135 after tax) at December 31, 2008.

The cumulative tax benefit on Derivative Financial Instruments was $4,087 at September 27, 2009, and $7,680 at December 31, 2008. During the three and nine-month periods ended September 27, 2009, the tax benefit on Derivative Financial Instruments decreased by $(2,037) and $(3,593), respectively.

The cumulative tax benefit on Defined Benefit Plans was $207,419 at September 27, 2009, and $225,258 at December 31, 2008. During the three and nine-month periods ended September 27, 2009, the tax benefit on Defined Benefit Plans increased by $191 and decreased by $(17,839), respectively.
Note 5:	Goodwill and Other Intangible Assets
Goodwill

A summary of the changes in goodwill for the nine months ended September 27, 2009 is as follows:

	Tubes and
	Cores	Consumer	Packaging
	/Paper	Packaging	Services	All Other
	Segment	Segment	Segment	Sonoco	Total
Balance as of December 31, 2008	$229,239	$336,894	$150,610	$66,240	$782,983
Goodwill on acquisitions	—	—	500	—	500
Other	(1,643)	—	—	—	(1,643)
Foreign currency translation	11,013	16,377	124	77	27,591

Balance as of September 27, 2009	$238,609	$353,271	$151,234	$66,317	$809,431

The Company recorded $500 of goodwill related to the payment of contingent consideration on the prior year acquisition of Amtex Packaging, Inc. In addition, in the third quarter of 2009, the Company disposed of $1,643 of goodwill associated with the sale of a recovered paper brokerage business in Canada. This disposition is reflected in the table above under the caption “Other”.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The Company completed its annual goodwill impairment testing during the third quarter of 2009. Based on the results of that evaluation, the Company concluded that there was no impairment of goodwill for any of its reporting units. For testing purposes, the fair values of the Company’s reporting units were estimated based on projections of future years’ operating results and associated cash flows. These projections reflected management’s expectations for a gradual recovery in the overall economy beginning in 2010 as well as improved results from ongoing growth opportunities and initiatives. Should the improved operating results reflected in these projections not materialize, future goodwill impairment charges may be required. The Global Services unit is currently engaged in a bid being conducted by its largest customer involving a significant amount of business currently held by the unit. The outcome of the bidding process is expected to be announced sometime in the fourth quarter and, if unfavorable, may cause the Company to reevaluate the goodwill and intangibles of this unit for impairment at that time. Reporting units with significant goodwill whose results need to show improvement from current levels in order to assure that there will not be a future impairment include Tubes & Cores/Paper — Europe, Global Services, Matrix Packaging, and Molded Plastics. While the global economic recession has impacted each of these units, it has had a more significant impact on the operating results of Tubes & Cores/Paper- Europe and Molded Plastics. The Company expects operating results in all of these units to improve as general economic conditions improve and has implemented certain restructuring actions that are expected to bolster future cash flows. In addition, results in Matrix Packaging are projected to grow at levels beyond that expected from a recovery in the general economy. If the Company’s assessment of the relevant facts and circumstances changes, economic conditions fail to improve, or actual performance in any of these reporting units falls short of expected results, noncash impairment charges may be required. Total goodwill associated with Global Services, Matrix Packaging, Tubes & Cores/Paper — Europe, and Molded Plastics was approximately $151,000, $126,000, $112,000, and $39,000, respectively at September 27, 2009.

Other Intangible Assets

A summary of other intangible assets as of September 27, 2009 and December 31, 2008 is as follows:

	September 27,	December 31,
	2009	2008
Amortizable intangibles — Gross cost
Patents	$691	$3,559
Customer lists	159,732	156,883
Land use rights	336	316
Supply agreements	1,000	1,000
Other	7,712	12,047

Total gross cost	$169,471	$173,805

Total accumulated amortization	$(54,667)	$(53,265)

Net amortizable intangibles	$114,804	$120,540

During the first nine months of 2009, the Company wrote off patents and other intangible assets with a gross cost of approximately $8,600. These intangible assets, which were fully amortized, had no legal or economic life remaining.

Other intangible assets are amortized, usually on a straight-line basis, over their respective useful lives, which generally range from three to twenty years. Aggregate amortization expense was $3,313 and $3,188 for the three months ended September 27, 2009 and September 28, 2008, respectively, and $9,377 and $10,150 for the nine months ended September 27, 2009 and September 28, 2008, respectively. Amortization expense on other intangible assets is expected to approximate $12,500 in 2009, $11,800 in 2010, $11,500 in 2011, $11,000 in 2012 and $10,800 in 2013.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Note 6:	Fair Value Measurements
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets that are measured at fair value. The Company does not currently have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
		Quoted Market
		Prices in Active	Significant
		Market for	Other	Significant
		Identical	Observable	Unobservable
		Assets/Liabilities	Inputs	Inputs
Description	September 27, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives	$1,896	$—	$1,896	$—
Deferred Compensation Plan Assets	$1,890	$1,890	$—	$—

Liabilities:
Derivatives	$12,899	$—	$12,899	$—
Fair value measurements for the Company’s derivatives, which at September 27, 2009, consisted primarily of natural gas, aluminum, and foreign currency contracts entered into for hedging purposes, are classified under Level 2 because such measurements are determined using published market prices or estimated based on observable inputs such as interest rates, yield curves, spot and future commodity prices and spot and future exchange rates.

Certain deferred compensation plan liabilities are funded and the assets invested in various exchange traded mutual funds. These assets are measured using quoted prices in accessible active markets for identical assets.

None of the Company’s financial assets or liabilities currently covered by the disclosure provisions of U.S. GAAP is measured at fair value using significant unobservable inputs.

Although the impairment model for goodwill is a fair value-based assessment model, goodwill is not periodically remeasured at fair value. In the event an impairment loss is recorded, the required nonrecurring fair value disclosures will be provided.
Note 7:	Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	September 27, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Long-term debt	$561,673	$593,253	$656,847	$599,748

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
In accordance with U.S. GAAP, the Company records its derivatives as assets or liabilities on the balance sheet at fair value using published market prices or estimated values based on current price quotes and a discounted cash flow model to estimate the fair market value of derivatives. Changes in the fair value of derivatives are recognized either in net income or in other comprehensive income, depending on the designated purpose of the derivative. It is the Company’s policy not to speculate in derivative instruments. The Company has determined all hedges to be highly effective and as a result no material ineffectiveness has been recorded.
The Company uses derivatives to mitigate the effect of fluctuations in some of its raw material and energy costs, foreign currency fluctuations and interest rate movements. The Company purchases commodities such as recovered paper, metal and energy generally at market or at fixed prices that are established with the vendor as part of the purchase process for quantities expected to be consumed in the ordinary course of business. The Company may enter into forward contracts or other similar derivative contracts in order to reduce the effect of commodity price fluctuations, and to manage its exposure to foreign currency cash flows, assets, and liabilities. The Company is exposed to interest-rate fluctuations as a result of using debt as a source of financing for its operations. The Company may from time to time use traditional, unleveraged interest rate swaps to adjust its mix of fixed and variable rate debt to manage its exposure to interest rate movements.
Cash Flow Hedges

At September 27, 2009 and December 31, 2008, the Company had derivative instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. To the extent considered effective, the changes in fair value of these contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which the hedged item impacts earnings.
Commodity Cash Flow Hedges

The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas and aluminum. At September 27, 2009, natural gas contracts covering approximately 5.7 million MMBtus were outstanding. These contracts represent approximately 75%, 58%, 36% and 16% of anticipated U.S. and Canadian usage for 2009, 2010, 2011 and 2012, respectively. Additionally, the Company had contracts covering 1.9 thousand metric tons of aluminum representing approximately 61% of anticipated usage for 2009 and 30% of anticipated usage for 2010. The fair value of commodity cash flow hedges was a net liability of $(12,258) and $(20,491) at September 27, 2009 and December 31, 2008, respectively. The amount of the loss included in “Accumulated other comprehensive loss” at September 27, 2009, that is expected to be reclassified to the income statement during the next twelve months is $8,190.
Foreign Currency Cash Flow Hedges

The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases forecasted to occur in 2009. At September 27, 2009, the net position of these contracts was to purchase 13.4 million Canadian dollars, purchase 835.3 thousand British pounds, and sell 1.4 million euros. The fair value of these foreign currency cash flow hedges was a net asset of $1,146 and a net liability of $(693) at September 27, 2009 and December 31, 2008, respectively. The amount of the gain included in “Accumulated other comprehensive loss” at September 27, 2009 expected to be reclassified to the income statement during the next twelve months is $1,159.
Fair Value Hedges

During the third quarter, the Company entered into an interest rate derivative to swap $150,000 notional value of its 6.5% debentures due November 2013 to a floating rate. The effect of this fair value hedge was a decrease of the total bond liability of $89 at September 27, 2009. The fair value of this hedge was a net liability of $(100) at September 27, 2009. The Company had no fair value hedges at December 31, 2008.
Other Derivatives

The Company routinely enters into forward contracts to economically hedge the currency exposure of certain intercompany debt and existing foreign currency denominated receivables and payables. The Company does not apply hedge accounting treatment for these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur. At September 27, 2009, the net positions of these contracts were to purchase 10.8 million Canadian dollars, purchase 613.3 thousand British pounds, and purchase 11.2

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
billion Colombian pesos, and sell 308.8 thousand euros. The total fair value of these hedges, all of which were short-term, was an asset of $208 and $6,604 at September 27, 2009 and December 31, 2008, respectively.
The following table sets forth the location and fair values of the Company’s derivative instruments at September 27, 2009:
FAIR VALUE OF DERIVATIVE INSTRUMENTS

Description	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Commodity Contracts	Other Current Assets	$328
Commodity Contracts	Other Long Term Assets	$180
Commodity Contracts	Other Current Liabilities	$8,752
Commodity Contracts	Other Long Term Liabilities	$4,014
Foreign Exchange Contracts	Other Current Assets	$1,159
Derivatives designated as fair value hedges:
Interest Rate Swap Contracts	Other Current Liabilities	$100
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$242
Foreign Exchange Contracts	Other Current Liabilities	$33
The following table sets forth the effect of the Company’s derivative instruments on financial performance for the three months ended September 27, 2009:

		Location of Gain
	Amount of Gain or	or (Loss)	Amount of Gain or	Location of Gain or	Amount of Gain or
	(Loss) Recognized	Reclassified from	(Loss) Reclassified	(Loss) Recognized	(Loss) Recognized
	in OCI on	Accumulated OCI	from Accumulated	in Income on	in Income on
	Derivative	Into Income	OCI Into Income	Derivative	Derivative
Description	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$1,509	Net sales	$3,430	Net sales	$—
		Cost of sales	$(2,516)	Cost of sales	$—
Commodity Contracts	$(670)	Cost of sales	$(5,443)	Cost of sales	$17

Fair value hedge derivatives:
Interest Rate Swap				Interest expense	$(11)

	Location of Gain or
	(Loss) Recognized
	in Income	Gain or (Loss)
	Statement	Recognized
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Cost of sales	$125
	Selling, general and administrative	$397
The following table sets forth the effect of the Company’s derivative instruments on financial performance for the nine months ended September 27, 2009:

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

		Location of Gain
	Amount of Gain or	or (Loss)	Amount of Gain or	Location of Gain or	Amount of Gain or
	(Loss) Recognized	Reclassified from	(Loss) Reclassified	(Loss) Recognized in	(Loss) Recognized
	in OCI on	Accumulated OCI	from Accumulated	Income on	in Income on
	Derivative	Into Income	OCI Into Income	Derivative	Derivative
Description	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives in Cash
Flow Hedging
Relationships:
Foreign Exchange Contracts	$3,058	Net sales	$3,784	Net sales	$—

		Cost of sales	$(2,896)	Cost of sales	$—

Commodity Contracts	$(12,620)	Cost of sales	$(20,325)	Cost of sales	$470

Fair value hedge
derivatives:
Interest Rate Swap				Interest expense	$(11)

	Location of Gain or
	(Loss) Recognized
	in Income	Gain or (Loss)
	Statement	Recognized
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Cost of sales	$725

	Selling, general and administrative	$698
Note 8:	Dividend Declarations

On July 15, 2009, the Board of Directors declared a regular quarterly dividend of $0.27 per share. This dividend was paid September 10, 2009 to all shareholders of record as of August 21, 2009.

On October 19, 2009, the Board of Directors declared a regular quarterly dividend of $0.27 per share. This dividend is payable December 10, 2009 to all shareholders of record as of November 20, 2009.

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

On February 4, 2009, the U.S. qualified defined benefit pension plan was amended to freeze plan benefits for all active participants effective December 31, 2018. At that time, remaining active participants in the U.S. qualified plan will become participants of the SIRP effective January 1, 2019. Active participants of the U.S. qualified plan had a one-time option to transfer into the SIRP effective January 1, 2010. Approximately one third of the active participants chose to opt out of the qualified plan early. The plan amendment also affected participants covered by the pension restoration plan (a nonqualified plan) as the benefit formulas for the restoration plan are linked to the qualified plan.

The plan amendment discussed above required that the assets and liabilities of the U.S. qualified and nonqualified defined benefit pension plans be remeasured as of February 4, 2009. The following table reconciles the beginning of year obligations and assets to their values on the remeasurement date:

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

U.S
Defined Benefit
Pension Plans
Change in Benefit Obligation
Benefit obligation at January 1, 2009	$972,372
Service cost	1,908
Interest cost	5,106
Liability gain due to curtailment	(12,340)
Actuarial gain	(41,529)
Benefits paid	(4,133)

Benefit obligation at February 4, 2009	$921,384

Change in Plan Assets
Fair value of Plan assets at January 1, 2009	$601,608
Employer Contributions	497
Actual return on Plan assets	(30,140)
Benefits paid	(4,133)
Expenses paid	(260)

Fair value of Plan assets at February 4, 2009	$567,572

Funded Status of the Plan	$353,812

The discount rates used to determine the benefit obligation of the U.S. qualified and nonqualified defined benefit pension plans were 6.52% and 6.51%, respectively, at February 4, 2009, and 6.10% and 6.26%, respectively, at December 31, 2008.
The components of net periodic benefit cost include the following:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Retirement Plans
Service cost	$4,860	$7,007	$16,193	$20,076
Interest cost	18,798	17,760	54,160	55,470
Expected return on plan assets	(14,838)	(22,181)	(43,888)	(67,205)
Amortization of net transition obligation	104	186	292	309
Amortization of prior service cost	205	462	719	1,423
Amortization of net actuarial loss	10,704	2,272	30,550	9,451
Effect of curtailment loss	661	—	3,005	2,289
Effect of settlement loss	—	144	838	441

Net periodic benefit cost	$20,494	$5,650	$61,869	$22,254

Retiree Health and Life Insurance Plans
Service cost	$349	$516	$1,036	$1,544
Interest cost	1,014	1,128	3,008	3,372
Expected return on plan assets	(287)	(481)	(852)	(1,437)
Amortization of prior service credit	(2,782)	(2,593)	(8,252)	(7,752)
Amortization of net actuarial loss	831	776	2,466	2,319

Net periodic benefit income	$(875)	$(654)	$(2,594)	$(1,954)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
As a result of the amendment to the U.S. defined benefit pension plans, the Company recognized curtailment losses totaling $3,005 in 2009. Approximately 75% of the losses are included in “Cost of sales” in the Condensed Consolidated Statements of Income; the remainder are included in “Selling, general and administrative expenses.” The closure of a paper mill in Canada in 2008 resulted in the recognition of a $2,289 curtailment loss in the second quarter of 2008 and a settlement loss of $838 in the second quarter of 2009. These charges are included in “Restructuring/Asset impairment charges” in the Condensed Consolidated Statements of Income.

During the nine months ended September 27, 2009, the Company made contributions of $12,918 to its defined benefit retirement and retiree health and life insurance plans. The Company anticipates that it will make additional contributions of approximately $4,500 in 2009. The Company also contributed $4,847 to the SIRP during this same nine-month period. No additional SIRP contributions are expected during the remainder of 2009. Funding of the Company’s U.S. qualified defined benefit pension plan was not required in 2009. However, the Company expects to make a voluntary contribution of at least $50 million to the plan before the end of 2009. The 2010 funding requirement will not be determined until the December 31, 2009 asset values are known. Based on asset values at September 27, 2009, and the expected voluntary contribution, the Company would not be required to make any contributions to the plan in 2010 due to its ability to utilize a funding standard carryover balance that exists from having previously funded the plan in excess of the minimum requirement. However, if asset values were to decline significantly during the fourth quarter of 2009, funding could be required in 2010.

Sonoco Savings Plan

The Company sponsors the Sonoco Savings Plan, a defined contribution retirement plan, for its U.S. employees. The plan provides for participant contributions of 1% to 30% of gross pay. The plan provides 100% Company matching on the first 3% of pre-tax contributions, 50% Company matching on the next 2% of pre-tax contributions and 100% immediate vesting. The Company’s matching contribution to the Sonoco Savings Plan was temporarily suspended effective June 1, 2009.
Note 10:	Income Taxes

On January 1, 2007, the Company adopted new U.S. GAAP related to the accounting for uncertainty in income taxes. There have been no significant changes in the Company’s liability for uncertain tax positions since December 31, 2008.

The Company’s effective tax rate for the three and nine-month periods ending September 27, 2009 was 25.1% and 29.0%, respectively. These rates varied from the U.S. statutory rate primarily due to the favorable effect of international operations that are subject to tax rates generally lower than the U.S. rate, tax benefits associated with the decrease in our reserve for uncertain tax positions due to the expiration of statutes of limitation, state taxes and the effect of the manufacturer’s deduction and other U.S. tax adjustments. The Company’s effective tax rate for the three and nine-month periods ending September 28, 2008 was 28.8% and 29.2%, respectively. The rate for the third quarter of 2008 varied from the U.S. statutory rate primarily due to a tax benefit associated with a decrease in the Company’s reserve for uncertain tax positions. This decrease resulted from the expiration of U.S. federal and state statutes of limitations. The rate for the nine months ended September 28, 2008 varied from the U.S. statutory rate due to these same factors as well as a valuation allowance recorded against the capital loss carryovers created by the impairment of financial assets and certain restructuring charges for which tax benefits could not be recognized.

The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examination by tax authorities for years before 2006. With few exceptions, the Company is no longer subject to examination prior to 2004 with respect to U.S. state and local and non-U.S. income taxes.

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

In April 2009, the Financial Accounting Standards Board (FASB) issued guidance for accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This guidance modified earlier guidance to provide that contingent assets acquired or liabilities assumed in a business combination be recorded at fair value if the acquisition-date fair value can be determined during the measurement period. If not, such items would be recognized at the acquisition date if they meet the recognition requirements under GAAP for accounting for contingencies. In periods after the acquisition date, an acquirer shall account for contingent assets and liabilities that were not recognized at the acquisition date in accordance with other applicable GAAP, as appropriate. Items not recognized as part of the acquisition but recognized subsequently would be reflected in that subsequent period’s income. This guidance, which was effective for the Company when issued, has no impact on the Company’s current financial statements, but will apply to any future acquisitions.

In April 2009, the FASB issued guidance concerning interim disclosures about fair value of financial instruments requiring publicly traded companies to provide disclosure about the fair value of financial instruments whenever interim summarized financial information is reported. Previously, disclosures about the fair value of financial instruments were only required on an annual basis. Disclosure shall include the method(s) and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in method(s) and significant assumptions, if any, during the period. This guidance was effective for interim and annual periods ending after June 15, 2009, and, as such, the Company began including this disclosure with its second quarter 2009 financial statements.

In May 2009, the FASB issued guidance regarding the disclosure of subsequent events. This guidance made no changes to current accounting but added required disclosures regarding the date through which the Company has evaluated subsequent events and whether that evaluation date is the date of financial statement issuance or the date the financial statements were available to be issued. This guidance was effective for interim and annual periods ending after June 15, 2009.

In June 2009, the FASB issued guidance changing the approach used to determine the primary beneficiary of a variable interest entity. The guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, amends previous guidance for determining whether an entity is a variable interest entity, and adds as a reconsideration event any change in facts and circumstances where the holders of the equity investment at risk, as a group, lose the power to direct the activities of the entity that most significantly impact the entity’s economic performance. In addition, the revised guidance requires enhanced disclosures regarding an enterprise’s involvement in a variable interest entity. The new guidance is effective for the Company beginning January 1, 2010 and is not expected to have a material impact on the Company’s financial statements.

In June 2009, the FASB issued FAS No.168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.” This statement established the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles (GAAP). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of this statement did not have a material effect on the Company’s financial statements.

Subsequent to the issuance of FAS No. 168, the FASB has released Accounting Standard Update Nos. 2009-01 through 2009-15. The Company has reviewed each of these updates and determined that none will have a material impact on the Company’s financial statements.

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

All Other Sonoco represents the Company’s businesses that do not meet the aggregation criteria for inclusion as a separate reportable segment under U.S. GAAP. All Other Sonoco includes the following products: wooden, metal and composite wire and cable reels; molded and extruded plastics; custom-designed protective packaging; and paper amenities such as coasters and glass covers.

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
FINANCIAL SEGMENT INFORMATION

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Net sales:
Consumer Packaging	$394,906	$398,825	$1,119,610	$1,184,355
Tubes and Cores/Paper	346,360	435,685	958,091	1,327,289
Packaging Services	117,211	135,122	311,577	397,648
All Other Sonoco	72,083	93,618	206,142	278,521

Consolidated	$930,560	$1,063,250	$2,595,420	$3,187,813

Intersegment sales:
Consumer Packaging	$364	$294	$1,462	$1,463
Tubes and Cores/Paper	20,306	26,447	57,000	76,602
Packaging Services	212	151	474	243
All Other Sonoco	10,405	11,311	27,810	33,116

Consolidated	$31,287	$38,203	$86,746	$111,424

Income before income taxes:
Operating profit
Consumer Packaging	$42,049	$28,899	$120,352	$97,665
Tubes and Cores/Paper	21,448	41,991	48,433	116,601
Packaging Services	6,029	9,074	7,808	23,945
All Other Sonoco	5,445	11,783	17,987	35,569
Restructuring/Asset impairment charges	(158)	(5,530)	(17,754)	(77,838)
Interest, net	(9,401)	(10,629)	(29,103)	(35,954)

Consolidated	$65,412	$75,588	$147,723	$159,988

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Note 13:	Commitments and Contingencies

The Company is a party to various legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. The Company is also currently a defendant in a purported class action by persons who bought Company stock between February 7, 2007 and September 18, 2007. That suit alleges that the market price of the stock had been inflated by allegedly false and misleading earnings projections published by the Company. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings. Some of these exposures have the potential to be material. Information with respect to these and other exposures appears in Part II — Item 8 — “Financial Statements and Supplementary Data” (Note 15 - “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K. The Company cannot currently estimate the final outcome of many of the items described or the ultimate amount of potential losses.

Pursuant to U.S. GAAP, accruals for estimated losses are recorded at the time information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Amounts so accrued are not discounted. While the ultimate liabilities relating to claims and proceedings may be significant to profitability in the period recognized, it is management’s opinion that such liabilities, when finally determined, will not have an adverse material effect on Sonoco’s consolidated financial position or liquidity.

Environmental Matters

During the fourth quarter of 2005, the U. S. Environmental Protection Agency (EPA) notified U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, that U.S. Mills and NCR Corporation (NCR), an unrelated party, would be jointly held responsible to undertake a program to remove and dispose of certain PCB-contaminated sediments at a particular site on the lower Fox River in Wisconsin (the “Site”) which is now labeled by the EPA as Phase 1. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation. The Company has expensed a total of $17,650 for its estimated share of the total cleanup cost. Of the total expensed, $12,500 was recorded in 2005, and $5,150 was recorded in 2007. Through September 27, 2009, a total of $14,462 has been spent on remediation of the Site, including a settlement with a contractor who had claimed additional compensation. The Company currently estimates its share of the remaining cost of completing the Site project to be between $1,900 and $4,900. The remaining accrual of $3,188 represents the Company’s estimate of what it is likely to pay to complete the Site project. However, the actual costs associated with cleanup of the Site are dependent upon many factors and it is possible that remediation costs could be higher than the current estimate of project costs. The Company acquired U.S. Mills in 2001, and the alleged contamination predates the acquisition.

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

As of September 27, 2009, U.S. Mills had accrued a total of $60,825 for potential liabilities associated with the Fox River contamination (not including amounts accrued for remediation at the Site). In two separate actions during 2008, U.S. Mills increased its reserve for all Fox River related liabilities (other than the Site) from $20,000 to $60,825. Accordingly, U.S. Mills recognized additional pre-tax charges of $40,825 in 2008 for such potential liabilities. Also during 2008, settlements totaling $40,825 were reached on certain of the insurance policies covering the Fox River contamination. The recognition of these insurance settlements offset the impact to earnings of the additional charges in 2008. Through September 27, 2009, a total of $1,852, primarily legal fees, has been spent against this reserve. Although the Company lacks a reasonable basis for identifying any amount within the range of possible loss as a better estimate than any other amount, as has previously been disclosed, the upper end of the range may exceed the net worth of U.S. Mills. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $80,000 at September 27, 2009.

The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time.

As of September 27, 2009 and December 31, 2008, the Company (and its subsidiaries) had accrued $65,366 and $70,542, respectively, related to environmental contingencies. Of these, a total of $62,161 and $67,411 relate to U.S. Mills at September 27, 2009 and December 31, 2008, respectively. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. As discussed above, U.S. Mills also recognized a $40,825 benefit from settlements reached on certain insurance policies covering the Fox River contamination. U.S Mills received all of the cash proceeds from these settlements in 2008. U.S. Mills’ two remaining insurance carriers are in liquidation. It is possible that U.S. Mills may recover from these carriers a small portion of the costs it ultimately incurs. U.S. Mills may also be able to reallocate some of the costs it incurs among other parties. There can be no assurance that such claims for recovery would be successful and no amounts have been recognized in the consolidated financial statements of the Company for such potential recovery or reallocation.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Directors of Sonoco Products Company:
We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of September 27, 2009, and the related condensed consolidated statements of income for the three- and nine-month periods ended September 27, 2009 and September 28, 2008 and the condensed consolidated statements of cash flows for each of the nine-month periods ended September 27, 2009 and September 28, 2008. These interim financial statements are the responsibility of the Company’s management.
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
October 27, 2009

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
Third Quarter 2009 Compared with Third Quarter 2008
RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended September 27, 2009 versus the three months ended September 28, 2008.
OVERVIEW
Sales for the third quarter were 12% below last year’s levels primarily due to lower volumes companywide, most significantly in the industrial-focused businesses, along with mostly lower selling prices, where the largest impact came from the pass-through of lower recovered paper costs. Although lower volumes and a significant increase in pension costs led to reduced overall gross profit, gross profit margins for the third quarter increased to 18.6% compared to last year’s 17.4%. Margins were favorably impacted by a net positive selling price/material cost relationship, as well as cost containment actions and productivity initiatives. Net income attributable to Sonoco for the third quarter of 2009 was $47.7 million compared to $57.4 million reported for the same period of 2008. 2009 earnings include $8.3 million of higher after-tax pension expenses as well as after-tax restructuring charges of $3.2 million. Third quarter 2008 results were impacted by after-tax restructuring charges of $3.3 million.
As stated above, the Company continued to experience significant volume declines from the previous year, largely a result of the recessionary economic environment. The lower volumes resulted mostly from lower sales activity on the part of the Company’s customers in their served markets and, in management’s opinion, do not represent any significant loss of market share. The largest volume declines were seen in the Company’s more economically-sensitive Tubes and Cores/Paper and Packaging Services segments. In order to manage the impact of these reduced volumes, the Company continues to focus on managing the selling price/material cost relationship, controlling its costs by implementing additional initiatives aimed at simplifying its business structure and creating sustainable operating efficiencies. Given the current economic environment, it is uncertain when and at what rate volume will begin to significantly recover. However, management believes that because of the Company’s efforts to adjust its manufacturing footprint and drive sustainable operating efficiencies, it is positioned to effectively leverage any improvement in volumes with greater impact to its profitability. Further, due to its strong cash flow and liquidity position, the Company believes it is well situated to capitalize on any opportunities for growth.
OPERATING REVENUE
Net sales for the third quarter of 2009 were $931 million, compared to $1,063 million for the third quarter of 2008, a decrease of $133 million.
The components of the sales change were:

($ in millions)

Volume/Mix	$(73)
Foreign Currency Translation/Other	(38)
Selling Prices	(22)

Total Sales Decrease	$(133)

SONOCO PRODUCTS COMPANY
Volume/mix accounted for a 7% decrease in sales from 2008 levels as each of the Company’s reporting segments experienced volume declines across nearly every geographic region, with the greatest volume declines occurring in businesses serving industrial markets, which tend to be more economically sensitive. Although average selling prices were higher in several businesses within the Consumer Packaging segment, they were more than offset by significantly lower selling prices within the Tubes and Cores/Paper segment. The higher selling prices in the Consumer Packaging segment were initiated in response to higher metal and converting costs while the lower selling prices in the Tubes and Cores/Paper segment were in response to significantly lower recovered paper costs. A stronger dollar, relative to last year’s levels, also contributed significantly to the sales decline.
COSTS AND EXPENSES
Cost of sales in the third quarter of 2009 was lower year over year primarily due to the declines in volume discussed above. Last year’s decline in the value of pension plan assets resulted in a significant year-over-year increase in pension and retirement plan costs. In total, these costs were up approximately $14 million in the third quarter, most of which is reflected in cost of sales. Lower prices paid for recovered paper reduced costs in our converted paper operations. However, other cost components, including metal, labor and other converting costs, experienced price increases over last year’s third quarter. Productivity initiatives and cost containment activities were able to offset some of the above cost increases. In an attempt to partially offset the negative impact of lower volume and rising costs, the Company initiated several contingency actions, including freezing salaries, temporarily suspending 401(k) matches and restricting discretionary spending.
Selling, general and administrative costs were higher primarily due to higher pension and incentive compensation expenses. Incentive compensation costs booked in the current quarter reflect the year-to-date impact of better than expected operating results.
Restructuring and restructuring-related asset impairment charges totaled $0.2 million and $5.5 million for the third quarters of 2009 and 2008, respectively. Additional information regarding restructuring actions and impairments is provided in Note 3 to the Company’s Condensed Consolidated Financial Statements.
Net interest expense for the third quarter of 2009 decreased to $9.4 million, compared with $10.6 million during the same period in 2008. The decrease was due to lower debt levels and lower interest rates.
This year’s third quarter effective tax rate of 25.1% was lower than the 28.8% rate recorded in the 2008 quarter. The lower tax rate was primarily a result of favorable tax adjustments recorded in the quarter related to expirations of statutes of limitation and changes in the geographic distribution of earnings.
REPORTABLE SEGMENTS
The following table recaps net sales for the third quarter of 2009 and 2008 ($ in thousands):

	Three Months Ended
	September 27, 2009	September 28, 2008
Net sales:
Consumer Packaging	$394,906	$398,825
Tubes and Cores/ Paper	346,360	435,685
Packaging Services	117,211	135,122
All Other Sonoco	72,083	93,618

Consolidated	$930,560	$1,063,250

SONOCO PRODUCTS COMPANY
Consolidated operating profits, also referred to as “Income before income taxes” on the Company’s Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Three Months Ended
	September 27, 2009	September 28, 2008
Income before income taxes:
Segment operating profit
Consumer Packaging	$42,049	$28,899
Tubes and Cores/ Paper	21,448	41,991
Packaging Services	6,029	9,074
All Other Sonoco	5,445	11,783
Restructuring/Asset impairment charges	(158)	(5,530)
Interest, net	(9,401)	(10,629)

Consolidated	$65,412	$75,588

Segment results are used by Company management to evaluate segment performance and do not include restructuring/asset impairments charges or net interest charges. Accordingly, the term “segment operating profit” is defined as the segment’s portion of “Income before income taxes” excluding those items. All other general corporate expenses have been allocated as operating costs to each of the Company’s reportable segments and All Other Sonoco.
Consumer Packaging
Sonoco’s Consumer Packaging segment includes the following products: round and shaped rigid packaging (both composite and plastic); printed flexible packaging; and metal and peelable membrane ends and closures.
Sales in the Consumer Packaging segment during the third quarter of 2009 were basically flat when compared with the third quarter of 2008. Overall volume declines of 3% and an unfavorable $2 million effect of foreign currency translation were largely offset by higher selling prices.
Segment operating profit was up 46% in the third quarter due to productivity improvements and a favorable price/cost relationship. Partially offsetting these favorable variances were higher pension costs and the impact of lower volume.
Tubes and Cores/Paper
The Tubes and Cores/Paper segment includes the following products: high-performance paper and composite paperboard tubes and cores; fiber-based construction tubes and forms; recycled paperboard, linerboard, recovered paper and other recycled materials.
Third quarter 2009 sales for the segment dropped $89 million, or 20%, compared with the same period in 2008, due to a 9% decline in volume resulting from significantly lower global demand and a $22 million unfavorable effect from foreign currency translation. In addition, selling prices declined year over year, particularly those associated with recovered paper.
Segment operating profit fell 49% from last year’s levels due to lower volume, higher pension and incentive costs, and an unfavorable price/cost relationship. The benefit of lower recovered paper costs was more than offset by reduced selling prices for those products associated with recovered paper. Lower fixed costs resulting from restructuring and other cost containment actions offset some of the decline.
Packaging Services
The Packaging Services segment includes the following products and services: designing, manufacturing, assembling, packing and distributing temporary, semipermanent and permanent point-of-purchase displays; brand artwork management; and supply chain management services, including contract packing, fulfillment and scalable service centers.
Third quarter 2009 sales for the segment decreased 13%, or $18 million, from the third quarter of 2008. The decrease was due to lower volumes in contract packing operations and a $13 million unfavorable effect of foreign currency translation.

SONOCO PRODUCTS COMPANY
Segment operating profit declined 34% in the third quarter, compared with the same period in 2008. An unfavorable shift in the mix of business and higher pension costs were the primary reasons for the decline in earnings.
All Other Sonoco
All Other Sonoco includes businesses that are not aggregated in a reportable segment and includes the following products: wooden, metal and composite wire and cable reels, molded and extruded plastics, custom-designed protective packaging and paper amenities such as coasters and glass covers.
Third quarter 2009 sales in All Other Sonoco dropped 23% from the same period in 2008. Continued weak volumes in wire and cable reels, protective packaging and molded plastics was the primary reason for the decline, although lower prices also contributed.
Operating profit was down 54% from last year’s third quarter due to lower volumes and higher pension costs, partially offset by productivity improvements and a favorable price/cost relationship.
Nine Months Ended September 27, 2009 Compared with Nine Months Ended September 28, 2008
RESULTS OF OPERATIONS
The following discussion provides a review of results for the nine months ended September 27, 2009 versus the nine months ended September 28, 2008.
OVERVIEW
Results for the first nine months of 2009 were affected by many of the same factors impacting the third quarter. Lower volumes companywide drove sales 19% below last year’s levels, most significantly in the industrial-focused businesses. Despite these volume declines and a $40 million increase in pension costs, of which approximately 75% is included in cost of sales, gross profit margins increased to 18.2% from 17.7% in 2008. Net income attributable to Sonoco for the first nine months of 2009 was $104.4 million compared to $128.6 million reported for the same period of 2008. 2009 earnings include after-tax restructuring charges of $16.6 million. 2008 results were impacted by a $31.0 million after-tax non-cash impairment charge for the Company’s remaining financial interest related to the 2003 sale of its high density film business, as well as after-tax restructuring charges of $17.7 million.
OPERATING REVENUE
Net sales for the first nine months of 2009 were $2,595 million, compared to $3,188 million for the first nine months of 2008, a decrease of $592 million.
The components of the sales change were:

($ in millions)

Volume/Mix	$(366)
Foreign Currency Translation/Other	(177)
Selling Prices	(49)

Total Sales Decrease	$(592)

As discussed earlier, volume/mix and the impact of unfavorable foreign exchange translation were the major drivers in the decrease in sales from 2008 levels. Lower selling prices due to the pass-through of reduced recovered paper costs in industrial businesses were only partially offset by higher average selling prices in several consumer businesses initiated in response to higher metal and converting costs.
COSTS AND EXPENSES
Restructuring related charges totaled $17.8 million and $35.2 million for the first nine months of 2009 and 2008, respectively. In addition, 2008 results included a non-cash impairment charge of $42.7 million for the Company’s remaining financial interest related to the 2003 sale of its high density film business. Additional information regarding restructuring actions is provided in Note 3 to the Company’s Condensed Consolidated Financial Statements. None of these charges are allocated to the reporting segments.

SONOCO PRODUCTS COMPANY
Volume declines were the largest driver of the year-to-date decrease in cost of sales. Total pension and retirement plan costs increased approximately $40 million, of which approximately 75% is included in cost of sales.
As noted above, gross profit margin improved as the benefits of a favorable year-over-year price/cost relationship, most notably in consumer-related businesses, restructuring actions taken over the last 12 months, and productivity improvements were able to offset the negative impacts of lower volume and higher pension costs. The magnitude of the price/cost spread that we have experienced so far this year is not expected to continue in 2010, although management expects that the earnings impact will be more than offset by volume increases, productivity improvements, and other cost management activities.
Selling, general and administrative costs were lower than 2008 levels primarily due to aggressive cost containment activities, including freezing salaries and temporarily suspending 401(k) matches, along with the impact of foreign currency translation. These reductions were partially offset by higher pension costs.
Net interest expense for the first nine months of 2009 decreased to $29.1 million, compared with $36.0 million during the same period in 2008. The decrease was due to lower debt levels and lower interest rates.
The effective tax rate in the first nine months of 2009 was 29.0%, versus 29.2% recorded in 2008.
REPORTABLE SEGMENTS
The following table recaps net sales for the first nine months of 2009 and 2008 ($ in thousands):

	Nine Months Ended
	September 27, 2009	September 28, 2008
Net sales:
Consumer Packaging	$1,119,610	$1,184,355
Tubes and Cores/ Paper	958,091	1,327,289
Packaging Services	311,577	397,648
All Other Sonoco	206,142	278,521

Consolidated	$2,595,420	$3,187,813

Consolidated operating profits, also referred to as “Income before income taxes” on the Company’s Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Nine Months Ended
	September 27, 2009	September 28, 2008
Income before income taxes:
Segment operating profit
Consumer Packaging	$120,352	$97,665
Tubes and Cores/ Paper	48,433	116,601
Packaging Services	7,808	23,945
All Other Sonoco	17,987	35,569
Restructuring/Asset impairment charges	(17,754)	(77,838)
Interest, net	(29,103)	(35,954)

Consolidated	$147,723	$159,988

Consumer Packaging
Sales in the Consumer Packaging segment during the first nine months of 2009 decreased $65 million, or 5%, compared with the first nine months of 2008, as a result of a 7% decline in volume and the unfavorable impact of foreign exchange. Increased selling prices partially offset these negative factors.
A 23% increase in segment operating profits was the result of a favorable price/cost relationship and productivity improvements that more than offset the impact of volume declines and higher pension costs.

SONOCO PRODUCTS COMPANY
Tubes and Cores/Paper
Year-to-date 2009 sales for the segment dropped $369 million, or 28%, compared with the same period in 2008. A volume decline of approximately 13% was the most significant driver, but the unfavorable effect of foreign currency translation also contributed notably. Lower prices, especially for products related to recovered paper also had a significant negative impact on the year-over-year sales decline.
Segment operating profit fell nearly 58% during the first nine months of 2009, compared to last year’s levels. Lower volumes, higher pension costs and the unfavorable impact of foreign currency translation were the major factors in the decline. The benefits of several plant shutdowns along with other fixed cost control measures helped mitigate the impact of the volume shortfall. An unfavorable price/cost relationship in the third quarter offset the positive relationship experienced in the first half of the year. As a result, on a year-to-date basis, the price/cost relationship has been essentially neutral as the benefit of lower recovered paper costs was countered by lower prices received.
Packaging Services
Year-to-date 2009 sales for the segment decreased 22% or $86 million from 2008 levels. This decrease was due to significantly lower volume and the unfavorable effect of foreign currency translation.
Compared to the same period in 2008, segment operating profit declined 67% in the first nine months of 2009. Lower volumes and an unfavorable shift in the mix of business were the most significant factors in this decline, but higher pension costs also contributed. These negative factors were somewhat offset by the benefit of several fixed cost reduction initiatives.
All Other Sonoco
First nine months 2009 sales in All Other Sonoco dropped 26% from the same period in 2008. Continued weak volumes in wire and cable reels, protective packaging and molded plastics were the primary reasons for the decline.
Operating profit was down 49% from last year’s first nine months due to lower volumes and higher pension costs, partially offset by productivity improvements and a favorable price/cost relationship.
Financial Position, Liquidity and Capital Resources
The Company’s financial position remained strong during the third quarter of 2009. Cash flows from operations totaled $357.8 million in the first nine months of 2009, compared with $310.2 million in the same period last year. Although year-over-year earnings were lower, the impact on operating cash flow was largely buffered by non-cash items, primarily higher non-cash pension and post retirement expenses in the current year. Operating cash flow improvements due to changes in working capital and other assets and liabilities offset a $40 million non-recurring benefit received in 2008 from insurance settlements related to an environmental claim. Operating cash flows are expected to remain strong during the fourth quarter of 2009, but at levels below those generated during the third quarter.
During the first nine months of 2009, the Company utilized cash from operations to fund capital expenditures of $82.8 million, pay dividends of $80.9 million, and reduce outstanding debt by a net $104.2 million to $591.7 million at September 27, 2009. Cash and cash equivalents increased from $101.7 million at December 31, 2008, to $194.1 million at September 27, 2009.
During the latter part of 2008, the Internal Revenue Service issued a temporary rule extending to 60 days the period that U.S. corporations may borrow funds from foreign subsidiaries without unfavorable tax consequences. The Company utilized this rule during the final two months of 2008 to access approximately $72 million of offshore cash on hand, which was used to reduce outstanding commercial paper. These short-term lending arrangements were settled early in 2009. In September, the Company again utilized this rule to access approximately $6 million of offshore cash on hand, which was used to reduce outstanding commercial paper. This short-term lending arrangement will be settled during the fourth quarter of 2009, resulting in equivalent increases in commercial paper and cash on hand. Depending on its immediate offshore cash needs, the Company may choose to again access such funds in the future as allowed by the temporary rule. At September 27, 2009, no borrowings were outstanding under the Company’s $500 million

SONOCO PRODUCTS COMPANY
commercial paper program. The commercial paper program is fully supported by a bank credit facility provided by a syndicate of banks that is committed until May 2011.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires the Company to maintain a minimum level of net worth, as defined. As of September 27, 2009, the Company’s defined net worth was approximately $423.6 million above the minimum level required under this covenant.
Funding of the Company’s U.S. qualified defined benefit pension plan was not required in 2009. However, the Company expects to make a voluntary contribution of at least $50 million to the plan before the end of 2009. The 2010 funding requirement will not be determined until the December 31, 2009 asset values are known. Based on asset values at September 27, 2009, and the expected voluntary contribution, the Company would not be required to make any contributions to the plan in 2010 due to its ability to utilize a funding standard carryover balance that exists from having previously funded the plan in excess of the minimum requirement. However, if asset values were to decline significantly during the fourth quarter of 2009, funding could be required in 2010.
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
At September 27, 2009, the Company had commodity contracts outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. The total net fair market value of these instruments was an unfavorable position of $12.3 million at September 27, 2009, and an unfavorable position of $20.5 million at December 31, 2008. Natural gas and aluminum contracts covering an equivalent of 5.7 million MMBtus and 1,903 metric tons, respectively, were outstanding at September 27, 2009. Additionally, the Company had various currency contracts outstanding to fix the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments was a net favorable position of 1.2 million at September 27, 2009 compared with a net unfavorable position of $0.7 million at December 31, 2008. These contracts qualify as cash flow hedges and mature within twelve months of their respective reporting date.
During the third quarter the Company entered into an interest rate derivative to swap $150 million notional value of its 6.5% debentures due November 2013 to a floating rate. This is a fair value hedge that at September 27, 2009 was in an unfavorable position of $0.1 million. The Company had no interest rate swaps at December 31, 2008.
In addition, at September 27, 2009, the Company had various currency contracts outstanding to fix the exchange rate on certain foreign currency assets and liabilities. Although placed as an economic hedge, the Company has chosen not to apply hedge accounting to these contracts. The fair value of these currency contracts, all of which mature within twelve months, was a net favorable position of $0.2 million at the end of the quarter and $6.6 million at December 31, 2008.
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

SONOCO PRODUCTS COMPANY
In addition to the Site discussed above, as previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2008, U.S. Mills faces additional exposure related to potential natural resource damage and environmental remediation costs for a larger stretch of the lower Fox River, including the bay at Green Bay, which includes the Site discussed above (Operating Units 2 — 5). On April 9, 2007, U.S. Mills, in conjunction with other potentially responsible parties (PRPs), presented to the U.S. Environmental Protection Agency and the Wisconsin Department of Natural Resources a proposed schedule to mediate the allocation issues among eight PRPs, including U.S. Mills. Non-binding mediation began in May 2007 and continued as bilateral/multilateral negotiations although no agreement among the parties occurred. On June 12, 2008, NCR and Appleton Papers, Inc., as plaintiffs, commenced suit in the United States District Court for the Eastern District of Wisconsin (No. 08-CV-0016-WCG) against U.S. Mills, as one of a number of defendants, seeking a declaratory judgment allocating among all the parties the costs and damages associated with the pollution and clean up of the Lower Fox River. The suit also seeks damages from the defendants for amounts already spent by the plaintiffs, including natural resource damages, and future amounts to be spent by all parties with regard to the pollution and cleanup of the Lower Fox River. The court has initially limited discovery to information regarding when each party knew, or should have known, that recycling NCR-brand carbonless paper would result in the discharge of PCBs to a water body and what action, if any, each party took to avoid the risk of further contamination. The court has set a trial date for those issues only for January 4, 2010. U.S. Mills plans to vigorously defend the suit.
As of September 27, 2009, U.S. Mills had accrued a total of $60.8 million for potential liabilities associated with the Fox River contamination (not including amounts accrued for remediation at the Site). In two separate actions during 2008, U.S. Mills increased its reserve for all Fox River related liabilities (other than the Site) from $20.0 million to $60.8 million. Accordingly, U.S. Mills recognized additional pre-tax charges of $40.8 million in 2008 for such potential liabilities. Also during 2008, settlements totaling $40.8 million were reached on certain of the insurance policies covering the Fox River contamination. The recognition of these insurance settlements effectively offset the impact to earnings of the additional charges in 2008. Although the Company lacks a reasonable basis for identifying any amount within the range of possible loss as a better estimate than any other amount, as has previously been disclosed, the upper end of the range may exceed the net worth of U.S. Mills. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $80 million at September 27, 2009.
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

SONOCO PRODUCTS COMPANY

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum
			Shares Purchased as	Number of Shares
			Part of Publicly	that May Yet be
	(a) Total Number of	(b) Average Price	Announced Plans or	Purchased under the
Period	Shares Purchased[1]	Paid per Share	Programs[2]	Plans or Programs[2]
6/29/09 — 8/02/09	—	—	—	5,000,000
8/03/09 — 8/30/09	—	—	—	5,000,000
8/31/09 — 9/27/09	3,762	$27.62	—	5,000,000
Total	3,762	$27.62	—	5,000,000

[1]	All of the share purchases in the third quarter of 2009 relate to shares withheld to satisfy employee tax withholding obligations in association with the exercise of performance-based stock awards, deferred compensation and restricted stock. These shares were not repurchased as part of a publicly announced plan or program.

[2]	On April 19, 2006, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. This authorization rescinded all previous existing authorizations and does not have a specific expiration date. No shares have been repurchased under this authorization during 2009. At September 27, 2009, a total of 5,000,000 shares remain available for repurchase.

Item 6.	Exhibits.

Exhibit 15	—	Letter re: unaudited interim financial information

Exhibit 31	—	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

Exhibit 32	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

SONOCO PRODUCTS COMPANY
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY (Registrant)
Date: October 27, 2009	By:	/s/ Charles J. Hupfer
Charles J. Hupfer
Senior Vice President and Chief Financial Officer (principal financial officer)

	By:	/s/ Barry L. Saunders
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