Form 10-K
period 2009-12-31
SONOCO PRODUCTS CO
filed 2010-02-26
CIK 91767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐     (not applicable to registrant during the preceding 12 months)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting common stock held by nonaffiliates of the registrant (based on the New York Stock Exchange closing price) on June 28, 2009, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $2,273,454,192. Registrant does not (and did not at June 28, 2009) have any non-voting common stock outstanding.

As of February 19, 2010, there were 100,257,297 shares of no par value common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the annual meeting of shareholders to be held on April 21, 2010, which statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference in Part III.

■ TABLE OF CONTENTS

■ SONOCO PRODUCTS COMPANY

FORWARD-LOOKING STATEMENTS

Statements included in this Annual Report on Form 10-K that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The words “estimate,” “project,” “intend,” “expect,” “believe,” “consider,” “plan,” “anticipate,” “objective,” “goal,” “guidance,” “outlook,” “forecasts,” “future,” “will,” “would,” and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding offsetting high raw material costs; improved productivity and cost containment; adequacy of income tax provisions; refinancing of debt; adequacy of cash flows; anticipated amounts and uses of cash flows; effects of acquisitions and dispositions; adequacy of provisions for environmental liabilities; financial strategies and the results expected from them; sales growth; continued payments of dividends; stock repurchases; producing improvements in earnings; financial results for future periods; and creation of long-term value for shareholders. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, expectations, beliefs, plans, strategies and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, without limitation:

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

•  pricing pressures, demand for products, and ability to maintain market share;

•  continued strength of our paperboard-based tubes and cores and composite can operations;

•  anticipated results of restructuring activities;

•  resolution of income tax contingencies;

•  ability to successfully integrate newly acquired businesses into the Company’s operations;

•  ability to win new business and/or identify and successfully close suitable acquisitions at the levels needed to meet growth targets;

•  rate of growth in foreign markets;

•  foreign currency, interest rate and commodity price risk, and the effectiveness of related hedges;

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

FORM 10-K ■ SONOCO 2009 ANNUAL REPORT	2

■ PART I

ITEM 1. BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS –

The Company is a South Carolina corporation founded in Hartsville, South Carolina, in 1899 as the Southern Novelty Company. The name was subsequently changed to Sonoco Products Company (the “Company” or “Sonoco”). Sonoco is a manufacturer of industrial and consumer packaging products and a provider of packaging services, with 312 locations in 35 countries.

Information about the Company’s acquisitions, dispositions, joint ventures and restructuring activities is provided in Notes 2 and 3 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(B) FINANCIAL INFORMATION ABOUT SEGMENTS –

Information about the Company’s reportable segments is provided in Note 16 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(C) NARRATIVE DESCRIPTION OF BUSINESS –

Products and Services – The following discussion outlines the principal products produced and services provided by the Company.

Consumer Packaging

The Consumer Packaging segment accounted for approximately 43%, 38% and 36% of the Company’s consolidated net sales in 2009, 2008 and 2007, respectively. The operations in this segment consist of 63 plants throughout the world. The products, services and markets of the Consumer Packaging segment are as follows:

Rigid Packaging – Paper
Products and Services	Markets
Round and shaped composite paperboard cans, single-wrap paperboard packages, fiber cartridges

Food: Powdered beverages and infant formulas, cereal, coffee, snacks, nuts, cookies and crackers, confectionery, frozen concentrates, refrigerated dough, spices/seasonings, nutritional supplements, pet foods

Nonfood: Adhesives, caulks, cleansers, chemicals, lawn and garden, automotive, pet products

Rigid Packaging – Blow Molded Plastics
Products and Services	Markets
Monolayer and multilayer bottles and jars	Food: Noncarbonated high-barrier beverages/ready-to-drink products, condiments Nonfood: Health and beauty, household chemicals, automotive, adhesives and specialty products

Rigid Packaging – Thermoformed Plastic
Products and Services	Markets
Monolayer, coated and barrier and non-barrier laminated tubs, cups, consumer and institutional trays	Processed foods, sauces and dips, pet foods, snacks and nuts, fresh-cut produce, desserts
Ends and Closures
Products and Services	Markets
Aluminum, steel and peelable membrane easy-open closures for composite, metal and plastic containers	Pet food, vegetables, fruit, seafood, poultry, soup and pasta, dairy, powdered infant formula, coffee
Printed Flexible Packaging
Products and Services	Markets
Flexible packaging made from thin-gauge, value-added rotogravure, flexographic and combination printed film including high-performance laminations, rotogravure cylinder engraving, global brand artwork management	Confectionery and gum, hard-baked goods, coffee, processed foods, beverages, snack foods, pet foods, home and personal care

Sonoco’s rigid packaging - paper products are the Company’s second largest revenue-producing group of products and services, representing approximately 23%, 20% and 19% of consolidated net sales in 2009, 2008 and 2007, respectively.

Tubes and Cores/Paper

The Tubes and Cores/Paper segment accounted for approximately 37%, 41% and 42% of the Company’s consolidated net sales in 2009, 2008 and 2007, respectively. This segment serves its markets through 166 plants on five continents. Sonoco’s paper operations provide the primary raw material for the Company’s fiber-based packaging. Sonoco uses approximately 60% of the paper it manufactures, and the remainder is sold to third parties. This vertical integration strategy is supported by 21 paper mills with 31 paper machines and 48 recycling facilities throughout the world. In 2009, Sonoco had the capacity to manufacture approximately 1.8 million tons of recycled paperboard. The products, services and markets of the Tubes and Cores/Paper segment are as follows:

Tubes and Cores
Products and Services	Markets
Paperboard tubes, cores, roll packaging, molded plugs, pallets, pallet components, concrete forms, void forms, rotary die boards	Construction, film, flowable products, metal, paper mill, shipping and storage, tape and label, textiles, converters

Paper
Products and Services	Markets
Recycled paperboard, chipboard, tubeboard, lightweight corestock, boxboard, linerboard, corrugating medium, specialty grades, recovered paper	Converted paper products, spiral winders, beverage insulators
Sonoco Recycling
Products and Services	Markets
Recycler of old corrugated containers, paper, plastic, metal, glass and other recyclable materials	Domestic and international basic materials manufacturers that produce recycled products

Sonoco’s tubes and cores products and services are the Company’s largest revenue-producing group of products and services, representing approximately 28%, 30% and 31% of consolidated net sales in 2009, 2008 and 2007, respectively.

Packaging Services

The Packaging Services segment accounted for approximately 12%, 12% and 13% of the Company’s consolidated net sales in 2009, 2008 and 2007, respectively. The products, services and markets of the Packaging Services segment are as follows:

Service Centers
Products and Services	Markets
Packaging supply chain management, including custom packing, fulfillment, primary package filling, scalable service centers	Personal care, baby care, beauty, healthcare, food, electronics, hosiery, office supplies, toys
Point-of-Purchase (P-O-P)
Products and Services	Markets
Designing, manufacturing, assembling, packing and distributing temporary, semipermanent and permanent P-O-P displays, as well as contract packaging, co-packing and fulfillment services	Automotive, beverages, confectionery, electronics, cosmetics, food, fragrances, healthcare, home and garden, liquor, medical, office supply, over-the-counter drugs, personal care, sporting goods, tobacco

All Other Sonoco

All Other Sonoco accounted for approximately 8%, 9% and 9% of the Company’s consolidated net sales in 2009, 2008 and 2007, respectively. In addition to the products and services outlined in each of the segments above, the Company produces the following products:

Wire and Cable Reels
Products and Services	Markets
Steel, nailed wooden, plywood, recycled and polyfiber reels	Wire and cable manufacturers
Molded and Extruded Plastics
Products and Services	Markets
Product design, tool design and fabrication; spools; manufacturing in both injection molding and extrusion technologies	Consumer: Food, food service, medical devices and disposables Industrial: Textiles, wire and cable, fiber optics, filtration and automotive
Paperboard Specialties
Products and Services	Markets
Custom-printed Stancap® glass covers, Rixie™ coasters, other paper amenities	Hotels and resorts, food and beverage, healthcare facilities, catering services, transportation, advertising
Protective Packaging
Products and Services	Markets
Proprietary Sonopost® technology, Sonobase® carriers and Sonopop® systems, concept, design, testing and manufacturing of multimaterial total solutions packaging, on-site engineering, ISTA- and Sears-certified engineering and testing facilities, contract testing facilities	Household appliances, heating and air conditioning, office furnishings, automotive, fitness equipment, lawn and garden, promotional and palletized distribution

Product Distribution – Each of the Company’s operating units has its own sales staff, and maintains direct sales relationships with its customers. For those customers that buy from more than one business unit, the Company often assigns a single representative or team of specialists to handle that customer’s needs. Some of the units have service staff at the manufacturing facility that interacts directly with customers. The Tubes and Cores/Paper segment also has a customer service center located in Hartsville, South Carolina, which is the main contact point between its North American business units and its customers. Divisional sales personnel also provide sales management, marketing and product development assistance as needed. Typically, product distribution is directly from the manufacturing plant to the

FORM 10-K ■ SONOCO 2009 ANNUAL REPORT	4

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

Patents, Trademarks and Related Contracts – Most inventions and product and process innovations are generated by Sonoco’s development and engineering staff, and are important to the Company’s internal growth. Patents have been granted on many inventions created by Sonoco staff in the United States and other countries. These patents are managed globally by a Sonoco intellectual capital management team through the Company’s subsidiary, Sonoco Development, Inc. (SDI). SDI globally manages patents, trade secrets, confidentiality agreements and license agreements. Some patents have been licensed to other manufacturers. Sonoco also licenses a few patents from outside companies and universities. U.S. patents expire after 17 or 20 years, depending on the patent issue date. New patents replace many of the abandoned or expired patents. A second intellectual capital subsidiary of Sonoco, SPC Resources, Inc., globally manages Sonoco’s trademarks, service marks, copyrights and Internet domain names. Most of Sonoco’s products are marketed worldwide under trademarks such as Sonoco®, Sonotube®, Safe-top®, Sealed-safe®, Duro® and Durox®. Sonoco’s registered Web domain names such as www.sonoco.com and www.sonotube.com provide information about Sonoco, its people and products. Trademarks and domain names are licensed to outside companies where appropriate.

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

Dependence on Customers – On an aggregate basis during 2009, the five largest customers in the Tubes and Cores/Paper segment accounted for approximately 9% of that segment’s sales, and the five largest customers in the Consumer Packaging segment accounted for approximately 32% of that segment’s sales. The dependence on a few customers in the Packaging Services segment is more significant as the five largest customers in this segment accounted for approximately 74% of that segment’s sales.

Sales to Procter & Gamble, the Company’s largest customer, represented approximately 12% of the Company’s consolidated revenues in 2009. In addition, this concentration of sales volume resulted in a corresponding concentration of credit, representing approximately 11% of the Company’s consolidated trade accounts receivable at December 31, 2009. No other customer comprised more than 5% of the Company’s consolidated revenues in 2009 or accounts receivable at December 31, 2009.

Backlog – Most customer orders are manufactured with a lead time of three weeks or less. Therefore, the amount of backlog orders at December 31, 2009 was not material. The Company expects all backlog orders at December 31, 2009 to be shipped during 2010.

Competition – The Company sells its products in highly competitive markets, which include paper, textile, film, food, chemical, packaging, construction, and wire and cable. All of these markets are influenced by the overall rate of economic activity and their behavior is principally driven by supply and demand. Because we operate in highly competitive markets, we regularly bid for new and continuing business. Losses and/or awards of business from our largest customers, customer changes to alternative forms of packaging, and the repricing of business, can have a significant effect on our operating results. The Company manufactures and sells many of its products globally. The Company, having operated internationally since 1923, considers its ability to serve its customers worldwide in a timely and consistent manner a competitive advantage. The Company also believes that its technological leadership, reputation for quality, and vertical integration are competitive advantages. Expansion of the Company’s product lines and global presence is driven by the rapidly changing needs of its major customers, who demand high-quality, state-of-the-art, environmentally compatible packaging, wherever they choose to do business. It is important to be a low-cost producer in order to compete effectively. The Company is constantly focused on productivity improvements and other cost-reduction initiatives utilizing the latest in technology.

Research and Development – Company-sponsored research and development expenses totaled approximately $12.4 million in 2009, $15.9 million in 2008, and $15.6 million in 2007. Customer-sponsored research and development expenses were not material in any of these periods. Significant projects in Sonoco’s Tubes and Cores/Paper segment during 2009 included efforts to design and develop new products for the construction industry and for the film and tape industries. In addition, efforts were focused on enhancing performance characteristics of the Company’s tubes and cores in the textile, film and paper packaging areas, as well as on projects aimed at enhancing productivity. During 2009, the Consumer Packaging segment continued to invest in a broad range of cost-reduction projects, high-value flexible packaging enhancements, rigid plastic containers technology and next-generation composite packaging.

Compliance with Environmental Laws – Information regarding compliance with environmental laws is provided in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Risk Management,” and in Note 14 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Number of Employees – Sonoco had approximately 16,500 employees worldwide as of December 31, 2009.

(D) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS –

Financial information about geographic areas is provided in Note 16 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, and in the information about market risk in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Risk Management” of this Annual Report on Form 10-K.

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

EXECUTIVE OFFICERS OF THE REGISTRANT –

Name	Age	Position and Business Experience for the Past Five Years
Executive Committee
Harris E. DeLoach, Jr.	65	Chairman of the Board, President and Chief Executive Officer since 2005. Previously President and Chief Executive Officer 2000-2005; Chief Operating Officer April-July 2000; Sr. Executive Vice President, Global Industrial Products/ Paper/Molded Plastics 1999-2000; Executive Vice President, High Density Film, Industrial Container, Fibre Partitions, Protective Packaging, Sonoco Crellin and Baker Reels 1996-1999. Joined Sonoco in 1985. Currently a director of Goodrich Corporation and Progress Energy, Inc.
M. Jack Sanders	56	Executive Vice President, Consumer since January 2010. Previously Executive Vice President, Industrial 2008-2010; Sr. Vice President, Global Industrial Products 2006-2008; Vice President, Global Industrial Products January 2006-October 2006; Vice President, Industrial Products, N.A. 2001-2006; Division Vice President/General Manager, Protective Packaging 1998-2001. Joined Sonoco in 1987.
Charles L. Sullivan, Jr.	66	Executive Vice President, Consumer since 2005. Previously Sr. Vice President 2000-2005. Joined Sonoco in 2000. Retiring from the Company effective March 31, 2010.
Jim C. Bowen	59	Sr. Vice President, Primary Materials Group since September 2009. Previously Sr. Vice President, Sonoco Recycling and Internal Supply 2008-2009; Sr. Vice President 2002-2008; Sr. Vice President, Global Paper Operations 2000-2002; Vice President/General Manager – Paper 1997-2000. Joined Sonoco in 1972.
Cynthia A. Hartley	61	Sr. Vice President, Human Resources since 2002. Previously Vice President, Human Resources 1995-2002. Joined Sonoco in 1995.
Charles J. Hupfer	63	Sr. Vice President and Chief Financial Officer since February 2009. Previously Sr. Vice President, Chief Financial Officer and Corporate Secretary 2005-2009; Vice President, Chief Financial Officer and Corporate Secretary 2002-2005; Vice President, Treasurer and Corporate Secretary 1995-2002. Joined Sonoco in 1975.
Eddie L. Smith	58	Vice President, Europe since 2008. Previously Vice President, Industrial Products and Paper, Europe 2006-2008; Vice President, Customer and Business Development 2002-2006; Vice President/General Manager, Flexible Packaging 1998-2002. Joined Sonoco in 1971.

Other Corporate Officers
Vicki B. Arthur	52	Vice President, Global Corporate Accounts since 2008. Previously Division Vice President, Global Corporate Accounts 2007-2008; Division Vice President and General Manager – Kraft 2005-2007; Staff Vice President and Treasurer 2002-2005. Joined Sonoco in 1984.
Ritchie L. Bond	53	Staff Vice President, Treasurer and Corporate Secretary since February 2009. Previously Staff Vice President and Treasurer 2005-2009. Joined Sonoco in 2005.
Bernard W. Campbell	60	Vice President and Chief Information Officer since 1996. Joined Sonoco in 1988.
R. Howard Coker	47	Vice President and General Manager, Rigid Paper and Closures, N.A. since February 2009. Previously Division Vice President and General Manager, Rigid Paper and Closures 2008-February 2009; Division Vice President and General Manager, Sonoco Phoenix 2006-2008; Director of Sales 2002-2005. Joined Sonoco in 1985.

FORM 10-K ■ SONOCO 2009 ANNUAL REPORT	6

Name	Age	Position and Business Experience for the Past Five Years
John M. Colyer, Jr	49	Vice President, Global Industrial Converting since January 2010. Previously, Vice President North American Converted Products 2009-2010; Vice President, Industrial Converted Products, N.A. 2008-2009; Division Vice President and General Manager, Industrial Products Division, N.A. 2006-2008; Division Vice President of Manufacturing, Industrial Products Division 2004-2005. Joined Sonoco in 1983.
Rodger D. Fuller	48	Vice President, Global Rigid Paper and Closures since 2008. Previously Vice President, Rigid Paper and Plastics, N.A. 2005-2008; Vice President and General Manager, Consumer Products N.A. 1997-2005. Joined Sonoco in 1985.
James A. Harrell, III	48	Vice President, North American Industrial Carriers since February 2010. Previously Vice President and General Manager, Industrial Converted Products 2009-2010; Division Vice President and General Manager, Paper, N.A. 2008-2009; Staff Vice President – Global Operating Excellence, Industrial Products Division 2007-2008; Division Vice President, Industrial Products/Paper Europe 2002-2007. Joined Sonoco in 1985.
Kevin P. Mahoney	54	Vice President, Corporate Planning since 2000. Joined Sonoco in 1987.
Marty F. Pignone	53	Vice President, Global Manufacturing, Industrial since 2008. Previously Vice President, Paper N.A. 2004-2008. Joined Sonoco in 1997.
Robert L. Puechl	54	Vice President, Global Plastics since February 2010. Previously Division Vice President and General Manager, Global Plastics 2008-2010; Division Vice President and General Manager, Molded Plastics and Caulk 2002-2008. Joined Sonoco in 1987.
Barry L. Saunders	50	Vice President and Corporate Controller and Chief Accounting Officer since 2008. Previously Staff Vice President and Corporate Controller and Chief Accounting Officer 2002-2008. Joined Sonoco in 1989.
Roger P. Schrum	54	Vice President, Investor Relations and Corporate Affairs since February 2009. Previously Staff Vice President, Investor Relations and Corporate Affairs 2005-2009. Joined Sonoco in 2005.
Rob C. Tiede	51	Vice President, Global Flexibles and Packaging Services since February 2009. Previously Division Vice President and General Manager, Flexible Packaging 2007-2009; President, Sonoco CorrFlex 2004-2007. Joined Sonoco in 2004.

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

The Company has incurred in the past, and may incur in the future, fines, penalties and legal costs relating to environmental matters, and costs relating to the damage of natural resources, lost property values and toxic tort claims. The Company has made expenditures to comply with environmental regulations and expects to make additional expenditures in the future. As of December 31, 2009, $63.8 million was reserved for environmental liabilities. Such reserves are established when it is considered probable that the Company has some liability. In part because nearly all of the Company’s potential environmental liabilities are joint and severally shared with others, the Company’s maximum potential liability cannot be reasonably estimated. However, the Company’s actual liability in such cases may be substantially higher than the reserved amount. Additional charges could be incurred due to changes in law, or the discovery of new information, and those charges could have a material adverse effect on operating results.

Changes to laws and regulations dealing with environmental issues, including climate change, are made or proposed with some frequency and some of the proposals, if adopted, might, directly or indirectly, result in a material reduction in the operating results of one or more of the Company’s operating units.

General economic conditions in the United States may change, having a negative impact on the Company’s earnings.

Domestic sales accounted for approximately 64% of the Company’s consolidated revenues in 2009. Even with the Company’s diversification across various markets and customers, due to the nature of the Company’s products and services, general economic downturns can have an adverse impact on the Company’s reported results.

Conditions in foreign countries where the Company operates may reduce earnings.

The Company has operations throughout North and South America, Europe, Australia and Asia, with facilities in 35 countries. In 2009, approximately 36% of consolidated sales came from operations and sales outside of the United States. Accordingly, economic conditions, political situations, and changing laws and regulations in those countries may adversely affect revenues and income.

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

Some of the Company’s manufacturing operations require the use of substantial amounts of electricity and natural gas, which may be subject to significant price increases as the result of changes in overall supply and demand. Energy usage is forecasted and monitored, and the Company may, from time to time, use commodity futures or swaps in an attempt to reduce the impact of energy price increases. The Company cannot guarantee success in these efforts, and could suffer adverse effects to net income and cash flow should the Company be unable to pass higher energy costs through to its customers.

Changes in pension plan assets or liabilities may reduce net income and shareholders’ equity.

The Company has an aggregate projected benefit obligation for its defined benefit plans in excess of $1.3 billion. The calculation of this obligation is sensitive to the underlying discount rate assumption. Reductions in the long-term yield of high-quality debt instruments

FORM 10-K ■ SONOCO 2009 ANNUAL REPORT	8

would result in a higher projected benefit obligation and higher net periodic benefit cost. A higher projected benefit obligation may result in a change in funded status that significantly reduces shareholders’ equity. The Company has total assets of approximately $1.0 billion funding a portion of the projected benefit obligation. Decreases in fair value of these assets may result in higher net periodic benefit costs and changes in the funded status that significantly reduce shareholders’ equity.

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

The Company operates a $500 million commercial paper program supported by a five-year bank credit facility of an equal amount committed by a syndicate of lenders until May 2011. In the event that disruptions in global credit markets were to become so severe that the Company was unable to issue commercial paper, it has the contractual right to draw funds directly on the underlying bank credit facility. The Company believes that the lenders continue to have the ability to meet their obligations under the facility. However, if these obligations are not met, the Company may be forced to seek more costly or cumbersome forms of credit. Should such credit be unavailable for an extended time, it would significantly affect the Company’s ability to operate its business and execute its plans. In addition, the Company’s customers may experience liquidity problems as a result of the current economic environment that could negatively affect the Company’s ability to collect receivables and maintain business relationships.

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

ITEM 2. PROPERTIES

The Company’s corporate offices are owned and operated in Hartsville, South Carolina. There are 94 owned and 72 leased facilities used by operations in the Tubes and Cores/Paper segment, 27 owned and 36 leased facilities used by operations in the Consumer Packaging segment, three owned and 14 leased facilities used by operations in the Packaging Services segment, and 18 owned and 33 leased facilities used by all other operations. Europe, the most significant foreign geographic region in which the Company operates, has 48 manufacturing locations.

ITEM 3. LEGAL PROCEEDINGS

The Company has been named as a potentially responsible party (PRP) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing agreements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites cannot be determined. As of December 31, 2009 and 2008, the Company had accrued $63.8 million and $70.5 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.

Fox River

The Company believes the environmental issues regarding the Fox River, which are discussed below in some detail, currently represent the Company’s greatest loss exposure for alleged environmental liability. The Company also believes that all of its exposure to such liability for the Fox River is contained within its wholly owned subsidiary, U.S. Paper Mills Corp. (U.S. Mills). Accordingly, regardless of the amount of liability that U.S. Mills may ultimately bear, the Company believes its maximum additional pre-tax loss for Fox River issues will essentially be limited to its investment in U.S. Mills, the book value of which was approximately $82 million at December 31, 2009.

The extent of U.S. Mills’ potential liability remains subject to many uncertainties. The Company periodically reevaluates U.S. Mills’ potential liability and the appropriate reserves based on information available to it. U.S. Mills’ eventual liability, which may be paid out over several years, will depend on a number of factors. In general, the most significant factors include: (1) the total remediation costs for the sites for which U.S. Mills is found to have liability and the share of such costs U.S. Mills is required to bear; (2) the total natural resource damages for such sites and the share of such costs U.S. Mills is required to bear, and (3) U.S. Mills’ costs to defend itself in this matter.

U.S. Mills was officially notified by governmental entities in 2003 that it, together with a number of other companies, had been identified as a PRP for environmental claims under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) and other statutes, arising out of the presence of polychlorinated biphenyls (PCBs) in sediments in the lower Fox River and in the bay of Green Bay in Wisconsin. U.S. Mills was named as a PRP because scrap paper purchased by U.S. Mills as a raw material for its paper making processes more than 30 years ago allegedly included carbonless copy paper that contained PCBs, some of which were included in wastewater from U.S. Mills’ manufacturing processes that was discharged into the Fox River. The Company acquired the stock of U.S. Mills in 2001, and the alleged contamination predates the acquisition. Although Sonoco was also notified that it was a PRP, its only involvement is as a subsequent shareholder of U.S. Mills. As such, the Company has responded that it has no separate responsibility apart from U.S. Mills.

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

In July 2003, the U.S. Environmental Protection Agency (EPA) and Wisconsin Department of Natural Resources (WDNR) issued their final cleanup plan (known as a Record of Decision, or ROD) for a portion of the Fox River. The ROD addressed the lower part of the Fox River and portions of Green Bay, where the EPA and WDNR (the Governments) estimate the bulk of the sediments that need to be remediated are located. In two portions of the lower part of the Fox River covered by the ROD – Operable Units (OUs) 3 and 4 – the Governments selected large-scale dredging as the cleanup approach. OU 3 is the section of the Fox River running downstream from Little Rapids to the De Pere dam, and OU 4 runs from the De Pere dam downstream to the mouth of the Fox River at Green Bay. U.S. Mills’ De Pere plant is just below the De Pere dam and, prior to 1972, discharged wastewater into the river downstream of the dam in OU 4. In the ROD, the Governments estimated that approximately 6.5 million cubic yards of sediment would be removed from OUs 3 and 4 at an estimated cost of approximately $284 million ($26.5 million for OU 3 and $257.5 million for OU 4). The Governments also identified “capping” the riverbed with appropriate materials as a “contingent remedy” to be evaluated during the remedial design process. For Green Bay (OU 5), the Governments selected monitored natural attenuation as the cleanup approach at an estimated cost of approximately $40 million. The Governments also indicated that some limited dredging near the mouth of the river might be required, which would ultimately be determined during the design stage of the project. Earlier, in January 2003, the Governments had issued their ROD for the upper portions of the Fox River – OUs 1 and 2. Combining the then current cost estimates from both RODs, it appeared that the Governments expected the selected remedies for all five OUs to cost approximately $400 million, exclusive of contingencies. In March 2004, NCR Corporation (NCR) and Georgia-Pacific Corporation (G-P) entered into an Administrative Order on Consent (AOC) with the Governments to perform engineering design work for the cleanup of OUs 2 – 5.

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

NCR and U.S. Mills reached agreement between themselves that each would fund 50% of the costs of remediation of the OU 4 hotspot, which from 2006, when project implementation began, through the end of 2009 has totalled approximately $29 million. Estimated remaining costs for the project as a whole are between $3.7 and $9.7 million. U.S. Mills’ environmental reserve at December 31, 2009 includes $3.2 million for its share of the estimated remaining costs under the funding agreement for remediation of the OU 4 hotspot. The actual costs associated with cleanup of this particular site are dependent upon many factors, and it is reasonably possible that remediation costs could be higher than the current estimate of project costs. Under the terms of the agreement, the parties reserved their rights to make claims against each other, as well as third parties, to reallocate the remediation costs of the Site. Accordingly, the Company’s ultimate share of the liability for remediation of the Site could be greater or less than 50% of the total cost.

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

FORM 10-K ■ SONOCO 2009 ANNUAL REPORT	10

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

In February 2007, the EPA and WDNR issued a general notice of potential liability under CERCLA and a request to participate in remedial action implementation negotiations relating to OUs 2 – 5 to eight PRPs, including U.S. Mills. The notice requested that the PRPs indicate their willingness to participate in negotiations concerning performance of the remaining elements of the remedial action for OUs 2 – 5 and the resolution of the government entities’ claims for unreimbursed costs and natural resource damages. On April 9, 2007, U.S. Mills, in conjunction with other PRPs, presented to the EPA and the WDNR a proposed schedule to mediate the allocation issues among eight PRPs, including U.S. Mills. Non-binding mediation began in May 2007 and continued as bilateral/multilateral negotiations although no agreement among the parties occurred. On June 12, 2008, NCR and Appleton Papers, Inc. (API), as plaintiffs, commenced suit in the United States District Court for the Eastern District of Wisconsin (No. 08-CV-0016-WCG) against U.S. Mills, as one of a number of defendants, seeking a declaratory judgment allocating among all the parties the costs and damages associated with the pollution and cleanup of the Lower Fox River. The suit also seeks damages from the defendants for amounts already spent by the plaintiffs, including natural resource damages, and future amounts to be spent by all parties with regard to the pollution and cleanup of the Lower Fox River. The court has initially limited discovery to information regarding when each party knew, or should have known, that recycling NCR brand carbonless paper would result in the discharge of PCBs to a water body and what action, if any, each party took to avoid the risk of further contamination. On December 16, 2009, the court issued an order which concluded that, under the equities of the case, NCR and API were not entitled to any contribution from U.S. Mills and other defendants, thereby granting the defendants’ motions for summary judgment and denying the plaintiffs’ motions for summary judgment. Although an order has been issued by the court, no appealable final judgment has been entered yet; nevertheless, NCR has reported that it intends to appeal the ruling, presumably after entry of the final judgment. U.S. Mills plans to defend the suit vigorously.

On November 13, 2007, the EPA issued a unilateral Administrative Order for Remedial Action pursuant to Section 106 of CERCLA. The order requires U.S. Mills and the seven other respondents jointly to take various actions to cleanup OUs 2 – 5. The order establishes two phases of work. The first phase consists of planning and design work as well as preparation for dredging and other remediation work, and was initially required to be completed by December 31, 2008. The second phase consists primarily of dredging and disposing of contaminated sediments and the capping of dredged and less contaminated areas of the river bottom. The second phase is expected to continue for several years. The order also provides for a $32.5 thousand per day penalty for failure by a respondent to comply with its terms as well as exposing a non-complying respondent to potential treble damages. Although U.S. Mills has reserved its rights to contest liability for any portion of the work, it is cooperating with the other respondents to comply with the first phase of the order, although its financial contribution will likely be determined by the lawsuit commenced in June 2008.

As of December 31, 2009, U.S. Mills’ environmental reserve for potential liabilities associated with the remediation of OUs 2 – 5 (not including amounts accrued for remediation of the OU 4 hotspot) totaled $57.2 million. That amount represents the minimum of the range of probable loss that can be reasonably estimated based on information available through the date of this report. Although the Company lacks a reasonable basis for identifying any amount within the range of possible loss as a better estimate than any other amount, as has been previously disclosed, the upper end of the range may exceed the net worth of U.S. Mills. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $82 million at December 31, 2009.

The actual costs associated with cleanup of the Fox River site are dependent upon many factors and it is reasonably possible that total remediation costs could be higher than the current estimates of project costs, which range from $390 million to more than $600 million for OUs 2 – 5. Some, or all, of any costs incurred by U.S. Mills may be subject to recoupment from other parties, but no amounts have been recognized in the financial statements of the Company for any such potential recoveries. Given the ongoing remedial design work being conducted, and the initial stages of remediation, it is possible there could be some additional changes to some elements of the reserve within the next year or thereafter, although that is difficult to predict.

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

Other Legal Matters

On July 7, 2008, the Company was served with a complaint filed in the United States District Court for South Carolina by the City of Ann Arbor Employees’ Retirement System, individually and on behalf of others similarly situated (the “Ann Arbor Suit”). The suit purports to be a class action on behalf of those who purchased the Company’s common stock between February 7, 2007 and September 18, 2007, except officers and directors of the Company. The complaint, as subsequently amended, alleges that the Company’s earnings forecasts and SEC filings during the class period were materially false and misleading because the Company failed to disclose alleged price concessions that it gave one or more of its customers. The complaint also names certain Company officers as defendants and seeks an unspecified amount of damages plus interest and attorneys’ fees. The Company believes that the claims are without merit and intends to defend itself vigorously against the suit.

Additional information regarding legal proceedings is provided in Note 14 to the Consolidated Financial Statements of this Annual Report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

FORM 10-K ■ SONOCO 2009 ANNUAL REPORT	12

■ PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange under the stock symbol “SON.” As of December 31, 2009, there were approximately 39,000 shareholder accounts. Information required by Item 201(d) of Regulation S-K can be found in Part III, Item 12 of this Annual Report on Form 10-K. The following table indicates the high and low sales prices of the Company’s common stock for each full quarterly period within the last two years as reported on the New York Stock Exchange, as well as cash dividends declared per common share:

	High	Low	Cash Dividends
2009
First Quarter	$25.41	$16.70	$.27
Second Quarter	$26.18	$20.27	$.27
Third Quarter	$28.95	$22.58	$.27
Fourth Quarter	$30.61	$26.17	$.27

2008
First Quarter	$33.48	$25.97	$.26
Second Quarter	$34.85	$28.20	$.27
Third Quarter	$35.81	$29.58	$.27
Fourth Quarter	$31.04	$19.84	$.27

The Company made the following purchases of its securities during the fourth quarter of 2009:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs[2]
9/28/09 – 11/01/09	1,311	$27.12	—	5,000,000
11/02/09 – 11/29/09	—	—	—	5,000,000
11/30/09 – 12/31/09	—	—	—	5,000,000
Total	1,311	$27.12	—	5,000,000
[1]

All of the share purchases in the fourth quarter of 2009 relate to shares withheld to satisfy employee tax withholding obligations in association with the exercise of performance-based stock awards, deferred compensation and restricted stock. These shares were not repurchased as part of a publicly announced plan or program.

[2]

On April 19, 2006, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. This authorization rescinded all previous existing authorizations and does not have a specific expiration date. No shares have been repurchased under this authorization during 2009. At December 31, 2009, a total of 5,000,000 shares remain available for repurchase.

The Company did not make any unregistered sales of its securities during 2009.

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

	Years ended December 31
(Dollars and shares in thousands except per share data)	2009	2008	2007	2006	2005
Operating Results
Net sales	$3,597,331	$4,122,385	$4,039,992	$3,656,839	$3,528,574
Cost of sales and operating expenses	3,317,744	3,772,751	3,695,917	3,310,751	3,232,590
Restructuring/Asset impairment charges	26,801	100,061	36,191	25,970	21,237
Interest expense	40,992	53,401	61,440	51,952	51,559
Interest income	(2,427)	(6,204)	(9,182)	(6,642)	(7,938)

Income before income taxes	214,221	202,376	255,626	274,808	231,126
Provision for income taxes	66,818	54,797	55,186	93,329	84,174
Equity in earnings of affiliates, net of tax	(7,742)	(9,679)	(11,586)	(12,185)	(11,402)
Net income	155,145	157,258	212,026	193,664	158,354
Net income/(loss) attributable to noncontrolling interests	3,663	(7,350)	(2,130)	(1,417)	(3,523)
Net income attributable to Sonoco	$151,482	$164,608	$214,156	$195,081	$161,877
Per common share
Net income attributable to Sonoco:
Basic	$1.50	$1.64	$2.13	$1.95	$1.63
Diluted	1.50	1.63	2.10	1.92	1.61
Cash dividends	1.08	1.07	1.02	0.95	0.91
Weighted average common shares outstanding:
Basic	100,780	100,321	100,632	100,073	99,336
Diluted	101,029	100,986	101,875	101,534	100,418
Actual common shares outstanding at December 31	100,149	99,732	99,431	100,550	99,988
Financial Position
Net working capital	$190,934	$231,794	$269,598	$282,974	$265,014
Property, plant and equipment, net	926,829	973,442	1,105,342	1,019,594	943,951
Total assets	3,062,580	3,086,466	3,340,243	2,916,678	2,981,740
Long-term debt	462,743	656,847	804,339	712,089	657,075
Total debt	580,796	689,825	849,538	763,992	781,605
Total Equity	1,380,630	1,174,518	1,463,486	1,240,112	1,345,940
Current ratio	1.2	1.3	1.4	1.4	1.4
Total debt to total capital[1]	29.6%	37.0%	36.7%	38.1%	36.7%
[1]	Calculated as Total debt divided by the sum of Total debt and Total Equity.

FORM 10-K ■ SONOCO 2009 ANNUAL REPORT	14

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

Sonoco is a leading manufacturer of consumer and industrial packaging products and provider of packaging services with 312 locations in 35 countries. The Company’s operations are organized and reported in three segments, Consumer Packaging, Tubes and Cores/Paper and Packaging Services, while a number of smaller businesses are discussed as All Other Sonoco. Generally, the Company serves two broad end-use markets: consumer and industrial. In 2009, consumer and industrial sales were split approximately 58% and 42%, respectively. Geographically, approximately 64% of sales are generated in the United States, 17% in Europe, 9% in Canada and 10% in other regions.

The Company is a market-share leader in many of its product lines, particularly in tubes, cores and composite containers. Competition in most of the Company’s businesses is intense. Demand for the Company’s products and services is primarily driven by the overall level of consumer consumption of non-durable goods, however, certain product and service groups are tied more directly to durable goods, such as appliances, and construction. The businesses that supply and/or service consumer product companies tend to be, on a relative basis, more recession resistant than those that service industrial markets.

During the recent global economic recession, conditions in the Company’s served consumer markets have been relatively stable, while greater deterioration occurred in the Company’s North American and European textile and paper markets, which negatively impacted the Company’s industrial businesses. Many of the Company’s businesses operate in industries with excess marginal capacity that works to restrain the pricing ability of all market participants. This condition can be magnified by a slowdown in the overall economy.

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

In December 2007, the Company shared a five-year plan to grow revenue, improve margins and more effectively utilize assets. More specifically, management had an aggressive goal to grow total revenues to $6 billion by 2012 while improving EBIT (earnings before interest and taxes) margins to 11%. The five-year plan continued the Company’s focus on growing its consumer-related business faster than the industrial-related business, with the goal of transitioning the Company’s overall mix of business to approximately 60% consumer and 40% industrial. To a certain degree, the recent global recession has worked to accelerate that shift. During 2009, management revisited the plan and validated the goals but acknowledged that, due to the economic crisis, the target date for achievement should be moved out by approximately two years. The Company’s expected growth drivers continue to be increasing organic sales, geographic expansion and strategic acquisitions. While in the next few years revenue growth is expected to be equally split between organic growth and acquisitions, reaching management’s aggressive growth goal will likely require a significantly higher level of acquisition activity. Some of the organic growth is expected to occur in the form of new products. The five-year plan targets average annual sales from new products (those on the market for two years or less) at $100 million to $150 million. Sales from new products were $179 million in 2009, $136 million in 2008, and $100 million in 2007.

The Company’s plan to improve margins focuses on leveraging fixed costs, improving productivity, maintaining a positive price/cost relationship (raising selling price at least enough to recover inflation of material, energy and freight costs), and improving underperforming operations.

Management believes the Company’s financial position and strong cash flow provide a competitive advantage in the current environment as the ability of some competitors to meet customer needs reliably is threatened by liquidity constraints and profitability concerns.

Use of Non-GAAP Financial Measures

To assess and communicate the financial performance of the Company, Sonoco management uses, both internally and externally, certain financial performance measures that are not in conformance with generally accepted accounting principles (“non-GAAP” financial measures). These non-GAAP financial measures reflect the Company’s GAAP operating results adjusted to remove restructuring charges, asset impairment charges, environmental remediation charges and other items, if any, the exclusion of which management believes improves the period-to-period comparability and analysis of the underlying financial performance of the business. The adjusted non-GAAP results are identified using the term “base,” for example, “base earnings.”

The Company’s base financial performance measures are not in accordance with, nor an alternative for, measures conforming to generally accepted accounting principles and may be different from non-GAAP measures used by other companies. The Company uses the non-GAAP “base” performance measures presented herein for internal planning and forecasting purposes, to evaluate its ongoing operations, and to evaluate the ultimate performance of each business unit against plan/forecast.

Reconciliations of GAAP to base results are presented on pages 18 and 19 in conjunction with management’s discussion and analysis of the Company’s results of operations. Whenever reviewing a non-GAAP financial measure, readers are encouraged to review the related reconciliation fully to understand how it differs from the related GAAP measure.

2009 HIGHLIGHTS

Although much of 2009 saw a continuation of the deepest global recession in decades, by the end of the year the Company was seeing improvement in many of its businesses and stabilization in others. While weak market demand led to lower sales and earnings for the year, cash flow from operations was higher than in 2008 despite a $100 million voluntary pension plan contribution. As might be expected, the consumer-focused businesses held up much better than the industrial-focused businesses and, in fact, the Consumer Packaging segment posted record operating profits in 2009.

Responding to what management perceives has been a decline in long-term industrial sector market demand, the Company realigned it business, streamlined its management organization to be more efficient and reduced fixed costs by rationalizing its manufacturing footprint. Since January 1, 2008, on the industrial side the Company has closed 20 locations and reduced the workforce by 15%. As a result of these and other actions, the Company believes it is well positioned to benefit from a continued rebound in economic activity.

For 2009, net income attributable to Sonoco was $151.5 million, compared to $164.6 for 2008. Earnings in 2009 were negatively impacted by after-tax restructuring charges of $23.0 million, a $33 million after-tax increase in pension costs, and a $5.3 million charge related to a retrospective tax-law change in Mexico. 2008 earnings were negatively impacted by a $31.0 million after-tax, non-cash impairment charge and $30.8 million in after-tax asset impairment and restructuring charges.

Base net income attributable to Sonoco (also referred to as “base earnings”) was $179.8 million compared to $226.4 million for 2008, a decline of 21%. This decline was primarily due to lower companywide volumes and the $33.0 million after tax increase in pension costs.

Volume declines were the primary cause for a 13% reduction in total sales from 2008 levels. Although declines were felt throughout the Company, they were more severe in the industrial focused businesses. Reduced selling prices, primarily in the Tubes/Cores and Paper segment associated with lower material costs, and a stronger dollar also were significant contributors to the decline.

Overall gross profit margin increased to 18.5% compared to 17.6% in 2008. This improvement was largely attributable to lower costs for certain key inputs, selected sales price increases, and aggressive cost control and business realignment efforts.

The consolidated effective tax rate was 31.2% in 2009, compared to 27.1% in 2008. This increase was due mostly to a 2009 change in Mexican tax law. This change had a retrospective effect for years back to 1999 and eliminated $5.3 million in benefits from filing consolidated returns in those periods. The effective tax rate on base earnings was 29.0% in 2009, relatively flat with 29.4% in 2008.

Due to strong 2009 investment returns on plan assets and a $100 million voluntary pension plan contribution, the aggregate unfunded position of the Company’s various benefit plans decreased from $460 million at December 31, 2008 to $330 million at the end of 2009.

The Company generated $391 million in cash from operations during 2009, exceeding the $379 million generated in 2008. This improvement came despite the voluntary pension contribution, which for the year had a net after-tax cash impact of approximately $63 million.

2010 OUTLOOK

The Company believes that it will be able to hold or, in some cases, expand market share across its businesses in 2010. Volumes will continue to be largely dependent on the direction of the economy, which continues to be very uncertain, but are expected to show year-over-year improvement in the industrial businesses.

The Company expects sales demand will remain near the levels experienced during the second half of 2009, which would lead to favorable year-over-year comparisons for the first six months of 2010, more so in businesses serving industrial markets. The Company expects productivity improvements, recent restructuring actions and other cost control measures will aid 2010 results and position the Company well for a continued economic recovery. Potentially offsetting these favorable factors are certain price resets which are expected to put some pressure on the overall price/cost relationship in 2010.

The strong 2009 investment performance and the voluntary $100 million pension contribution are projected to result in a 2010 decrease of $26 million in annual pension and postretirement benefit plan expense. Cash contributions to these plans in 2010 are expected to total approximately $22 million.

The consolidated effective tax rate is expected to be approximately 31% in 2010.

ACQUISITIONS AND JOINT VENTURES

The Company completed one acquisition during 2009 at a recorded cost of $7.2 million, of which $5.0 was paid in cash with the remainder representing contingent consideration expected to be paid in future periods. This acquisition of the plastic spools and reels assets and business of EconoReel Corporation of Logan, Utah, and its controlled subsidiary Southern Reel, is included in All Other Sonoco. The acquisition of this business is expected to generate annual sales of approximately $7 million. Also in 2009, the Company paid an additional $0.5 million in contingent consideration for its 2008 acquisition of Amtex Packaging, Inc.

The Company completed two acquisitions during 2008 at an aggregate cost of $5.5 million in cash. These acquisitions, a packaging fulfillment company included in the Packaging Services segment and a construction tube business included in the Tubes and Cores/Paper segment, had estimated combined annual sales of approximately $6 million.

The Company completed four acquisitions during 2007, and purchased the remaining 51.1% interest in a small joint venture in Europe, at an aggregate cost of $236.3 million, all of which was paid in cash. Combined, these acquisitions had estimated annual sales of approximately $200 million. Significant acquisitions included Matrix Packaging, Inc., a leading manufacturer of custom-designed blow molded rigid plastic containers and injection molded products, and the fiber and plastic container business of Caraustar Industries, Inc. Both of these businesses are included in the Consumer Packaging segment.

The Company has accounted for these acquisitions as purchases and, accordingly, has included their results the Company’s consolidated statements of net income from the respective dates of acquisition. Pro forma results have not been provided, as the acquisitions were not material to the Company’s financial statements individually, or in the aggregate, in any single year.

See Note 2 to the Consolidated Financial statements for further information about acquisition activities.

RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

Due to its footprint (312 locations in 35 countries) and the cost-competitive nature of its businesses, the Company is constantly seeking the most cost-effective means and structure to serve its customers and to respond to fundamental changes in its markets. As such,

FORM 10-K ■ SONOCO 2009 ANNUAL REPORT	16

restructuring costs have been and are expected to be a recurring component of the Company’s operating costs. The amount of these costs can vary significantly from year to year depending upon the scope and location of the particular restructuring activities.

The following table recaps the impact of restructuring and asset impairment charges on the Company’s net income for the periods presented (dollars in thousands):

	Year Ended December 31
	2009	2008	2007
Exit costs:
2009 Actions	$21,380	$—	$—
2008 Actions	8,400	22,215	—
2007 Actions	919	11,532	2,693
Earlier Actions	452	3,089	16,813
Asset (Sales)/Impairments:
Operating Assets, primarily restructuring	(4,350)	20,574	16,685
Financial Assets	—	42,651	—

Total charges	$26,801	$100,061	$36,191
Income tax benefit	(8,458)	(34,158)	(10,835)
Equity method investments, net of tax	908	—	—
Impact of Noncontrolling Interests, net of tax	3,787	(4,102)	(64)
Total impact of Restructuring/Asset impairment charges, net of tax	$23,038	$61,801	$25,292

The Company commenced the sale of its paper mill in China in 2008 and the book value of the assets were written off against the portion of the sales proceeds received in that year. Remaining proceeds of $11.2 million were received in 2009. These proceeds, partially offset by approximately $6.8 million of asset impairment charges associated with other plant closures, account for the net gain reflected in 2009. Due to uncertainty of collection, the Company recognized proceeds from the China sale on a cash basis and recorded gains only to the extent that cash collected exceeded the book value of the assets sold.

In 2008, the Company recorded a noncash financial asset impairment charge of $42.7 million ($31.0 million after tax) reflecting the full impairment of two financial instruments, a preferred equity interest and a subordinated note receivable, which had been obtained in the Company’s 2003 sale of its High Density Film business.

The Company expects to recognize future additional costs totaling approximately $5.1 million in connection with previously announced restructuring actions. The Company believes that the majority of these charges will be incurred and paid by the end of 2010. As noted above, the Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions may be undertaken. Restructuring and asset impairment charges are subject to significant fluctuations from period to period due to the varying levels of restructuring activity and the inherent imprecision in the estimates used to recognize the impairment of assets and the wide variety of costs and taxes associated with severance and termination benefits in the countries in which the Company operates.

See Note 3 to the Consolidated Financial statements for further information about restructuring activities and asset impairments charges.

ENVIRONMENTAL CHARGES

In two separate actions during 2008, U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, increased its reserve for Fox River related environmental liabilities by a total of $40.8 million. Also during 2008, settlements totaling $40.8 million were reached on certain of the insurance policies covering the Fox River contamination. The recognition of these insurance settlements offset the impact to earnings of the additional charges.

In 2007, U.S. Mills recorded charges totaling $25.2 million ($14.8 million after tax) in association with environmental remediation liabilities for various sites in the lower Fox River. The charges are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.

As of December 31, 2009 and 2008, the Company (and its subsidiaries) had accrued $63.8 million and $70.5 million, respectively, related to environmental contingencies. Of these, a total of $60.4 million and $67.4 million relate to U.S. Mills at December 31, 2009 and 2008, respectively. The range of possible loss on U.S. Mills’ liability for Fox River is uncertain and, while the upper end of the range may exceed the net worth of U.S. Mills, the Company believes the maximum additional exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $82 million at December 31, 2009.

See “Item 3. Legal Proceedings” for a more detailed discussion of the Company’s environmental matters.

RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES

The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures for each of the years presented:

Reconciliation of GAAP to Non-GAAP Financial Measures

	For the year ended December 31, 2009
Dollars and shares in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Mexico Tax Adjustment	Base
Income before interest and income taxes	$252,786	$26,801	$—	$279,587
Interest expense, net	38,565	—	—	38,565
Income before income taxes and equity in earnings of affiliates	$214,221	$26,801	$—	$241,022
Provision for income taxes	66,818	8,458	(5,287)	69,989
Income before equity in earnings of affiliates	$147,403	$18,343	$5,287	$171,033
Equity in earnings of affiliates, net of tax	7,742	908	—	8,650
Net income	$155,145	$19,251	$5,287	$179,683
Less: Net (income)/loss attributable to noncontrolling interests, net of tax	(3,663)	3,787	—	124
Net income attributable to Sonoco	$151,482	$23,038	$5,287	$179,807
Per common share	$1.50	$0.23	$0.05	$1.78
Reconciliation of GAAP to Non-GAAP Financial Measures
	For the year ended December 31, 2008
Dollars and shares in thousands, except per share data	GAAP[1]	Restructuring/ Asset Impairment	Financial Asset Impairment	Base[1]
Income before interest and income taxes	$249,573	$57,410	$42,651	$349,634
Interest expense, net	47,197	—	—	47,197
Income before income taxes and equity in earnings of affiliates	$202,376	$57,410	$42,651	$302,437
Provision for income taxes	54,797	22,488	11,670	88,955
Income before equity in earnings of affiliates	$147,579	$34,922	$30,981	$213,482
Equity in earnings of affiliates, net of tax	9,679	—	—	9,679
Net income	$157,258	$34,922	$30,981	$223,161
Less: Net (income)/loss attributable to noncontrolling interests, net of tax	7,350	(4,102)	—	3,248
Net income attributable to Sonoco	$164,608	$30,820	$30,981	$226,409
Per common share	$1.63	$0.30	$0.31	$2.24
[1]	The amount of additions to the environmental reserve in 2008 were offset by insurance settlements, thus no adjustments were made for such additions.

FORM 10-K ■ SONOCO 2009 ANNUAL REPORT	18

Reconciliation of GAAP to Non-GAAP Financial Measures

	For the year ended December 31, 2007
Dollars and shares in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Environ- mental Reserve	Release of Tax Reserves	Base
Income before interest and income taxes	$307,884	$36,191	$25,150	$—	$369,225
Interest expense, net	52,258	—	—	—	52,258
Income before income taxes and equity in earnings of affiliates	$255,626	$36,191	$25,150	$—	$316,967
Provision for income taxes	55,186	10,835	10,304	11,847	88,172
Income before equity in earnings of affiliates	$200,440	$25,356	$14,846	$(11,847)	$228,795
Equity in earnings of affiliates, net of tax	11,586	—	—	—	11,586
Net income	$212,026	$25,356	$14,846	$(11,847)	$240,381
Less: Net (income)/loss attributable to noncontrolling interests, net of tax	2,130	(64)	—	—	2,066
Net income attributable to Sonoco	$214,156	$25,292	$14,846	$(11,847)	$242,447
Per common share	$2.10	$0.25	$0.15	$(0.12)	$2.38

RESULTS OF OPERATIONS – 2009 VERSUS 2008

Net income attributable to Sonoco in 2009 was $151.5 million, compared to $164.6 million for 2008. Earnings in 2009 were negatively impacted by after-tax restructuring charges of $23.0 million and a $5.3 million charge related to a retrospective tax-law change in Mexico. 2008 earnings were negatively impacted by a $31.0 million after-tax, non-cash impairment charge related to the Company’s remaining financial interest in the 2003 sale of its high density film business and $30.8 million in after-tax restructuring-related costs and impairments.

Base earnings were $179.8 million for 2009 compared to $226.4 million for 2008, a decline of 21%. This decline was primarily due to lower companywide volumes and an increase in pension costs of $33.0 million, after tax. These items were partially offset by strong productivity improvements, reduced fixed costs, some of which were a result of restructuring actions, and a favorable price/cost relationship.

Sales dropped 13% from 2008 levels to $3.6 billion in 2009. Volume declines throughout the Company, but most notably in the industrial focused businesses, accounted for more than half of the year-over-year sales deterioration. Most significant during the first half of the year, the volume declines moderated during the third quarter, and volume turned positive year-over-year during the fourth quarter. The impact of selling prices in 2009 was a negative factor when compared to prior year levels. These declines in the Tubes and Cores/Paper segment, resulting from lower input costs, more than offset price increases in the Consumer Packaging segment where material and other costs were higher. In addition to volume and price declines, sales were lower as a result of the stronger dollar during the first three quarters of 2009. This exchange impact partially reversed in the fourth quarter as the dollar declined against other currencies, but the impact for the total year was still unfavorable.

Overall gross profit margin increased to 18.5% in 2009 compared to 17.6% in 2008. Margins benefitted from positive price/cost relationships, most notably in the Consumer Packaging segment, productivity improvements in most of the Company’s businesses, and management’s efforts on fixed cost control.

The consolidated effective tax rate was 31.2% in 2009, compared to 27.1% in 2008. This increase was due to a current year $5.3 million charge related to a change in Mexican tax law and a $4 million prior year benefit in Italy. The 2009 Mexico law change had a retrospective effect for years back to 1999 and eliminated the benefits of filing consolidated tax returns in those years. The prior year benefit in Italy related to an asset basis adjustment election made by the Company in 2008. The effective tax rate on base earnings was 29.0% in 2009, relatively flat with 29.4% in 2008.

Operating Revenue

Consolidated net sales for 2009 were $3.6 billion, a $525 million, or 12.7%, decrease from 2008.

The components of the sales change were:

($ in millions)
Volume/Mix	$(323)
Currency exchange rate/Other	(138)
Selling price	(61)
Acquisitions (net of dispositions)	(3)
Total sales decrease	$(525)

Selling prices were generally lower throughout the Company, in response to lower input costs, with the exception of rigid paper containers and metal ends, where prices were increased to cover higher tinplate steel and other costs. Companywide volume, excluding service center revenue which was on a pass-through basis, decreased approximately 7% from 2008 levels. The overall volume decrease was driven by declines in nearly all business units. Total domestic sales were $2.3 billion, down 11% from 2008. International sales were $1.3 billion, down 16% from 2008 levels.

Costs and Expenses

Lower volumes and, to a lesser degree, input prices combined to reduce the Company’s 2009 total cost of sales from prior year levels. The market price for old corrugated containers (OCC), the Company’s most significant raw material in dollar terms, began the year at historically low levels and moved considerably higher over the course of the year; however, on average, OCC cost was lower than in 2008. Prices paid for resins and freight were also down year over year. Conversely, the Company’s cost for tinplate steel started off at historically high levels, trended down over the course of the year, and ultimately averaged out higher than in 2008.

In 2009, aggregate pension and postretirement expenses increased $50.6 million to $81.4 million, versus $30.8 million in 2008. Approximately 75% of these expenses are reflected in cost of sales, with the balance in selling, general and administrative expenses. The Company expects pension and postretirement expenses to decrease by approximately $27 million in 2010 as a result of higher plan asset levels and reduced amortization of losses on plan assets. There was a positive return on the assets of U.S.-based defined benefit plans of 21% in 2009, compared with a negative return of 24.3% in 2008. Future years’ expense will depend largely on the performance of plan assets and long-term interest rates.

During the year, the Company engaged in a number of cost management efforts, including: realigning its business and streamlining the management organization to be more efficient; enhancing productivity and controlling variable costs; and reducing structural costs to a level management believes is aligned with new market realities, while maintaining the capacity necessary to grow with customers. The Company’s efforts to reduce fixed costs, which included rationalizing its manufacturing footprint, reflect lower revised expectations of what normal post-recession market demand will look like. Plant rationalization and other cost-reduction efforts have reduced the workforce of the industrial businesses by approximately 15% since January 1, 2008, while also reducing positions in the consumer and corporate functions.

Selling, general and administrative expenses as a percentage of sales increased to 10.7% for the year from 9.1% in 2008. In total, these expenses were $12.1 million higher year over year. This increase is due to higher pension and incentive compensation costs, which were partially offset by fixed cost reduction efforts.

Research and development costs, all of which were charged to expense, totaled $12.4 million and $15.9 million in 2009 and 2008, respectively. Management expects research and development spending in 2010 to be consistent with these levels.

Net interest expense totaled $38.6 million for the year ended December 31, 2009, compared with $47.2 million in 2008. The decrease was due primarily to lower average debt levels and lower average interest rates.

REPORTABLE SEGMENTS

Consolidated operating profits, also referred to as “Income before income taxes” on the Consolidated Statements of Income, are comprised of the following:

($ in millions)	2009	2008	% Change
Consumer Packaging segment	$169.9	$131.0	29.8%
Tubes and Cores/Paper segment	72.3	145.8	(50.5)%
Packaging Services segment	11.0	28.5	(61.3)%
All Other Sonoco	26.4	44.4	(40.5)%
Restructuring/impairment and environmental charges	(26.8)	(100.1)	73.2%
Interest expense, net	(38.6)	(47.2)	18.3%
Consolidated operating profits	$214.2	$202.4	5.9%

Segment results viewed by Company management to evaluate segment performance do not include restructuring, impairment and environmental charges and net interest charges. Accordingly, the term “segment operating profits” is defined as the segment’s portion of “Income before income taxes” excluding restructuring charges, asset impairment charges, environmental charges and net interest expense. General corporate expenses, with the exception of restructuring charges, asset impairment charges, environmental charges, interest and income taxes, have been allocated as operating costs to each of the Company’s reportable segments and All Other Sonoco.

See Note 16 to the Company’s Consolidated Financial Statements for more information on reportable segments.

Consumer Packaging

($ in millions)	2009	2008	% Change
Trade sales	$1,550.6	$1,586.5	(2.3)%
Segment operating profits	169.9	131.0	29.8%
Depreciation, depletion and amortization	69.5	73.7	(5.7)%
Capital spending	35.2	41.8	(15.8)%

Prior year results have been restated for a reclassification between segments of a small global brand artwork management business that was previously included in the Packaging Services segment. The impact of this reclassification on 2008 was to transfer $16.1 million of sales and $0.6 million of operating profits into the Consumer Packaging segment from the Packaging Services segment.

Sales decreased due to lower volume throughout the segment except for small gains in rigid plastic bottles. Overall segment volumes were down approximately 4%. In addition, although the dollar weakened during the fourth quarter, the total year impact of exchange rates was unfavorable by $34 million. Increased selling prices, resulting from higher material and other costs, partially offset the negative factors. Domestic sales were approximately $1,180 million, flat with 2008, while international sales were approximately $371 million, down 8.7%, or $35 million, from 2008. The decline in international sales is almost completely due to the impact of foreign exchange rates.

FORM 10-K ■ SONOCO 2009 ANNUAL REPORT	20

Segment operating profits increased primarily due to the impact of a favorable price/cost relationship as selling prices were increased and, largely due to timing, more than offset a significant increase in the Company’s cost of tinplate steel and other input costs. Productivity and purchasing initiatives were able to offset the impact of lower volume and higher pension costs.

Significant capital spending included projects to increase rigid plastic container production capacity in the United States as well as productivity projects throughout the segment.

Tubes and Cores/Paper

($ in millions)	2009	2008	% Change
Trade sales	$1,339.1	$1,674.6	(20.0)%
Segment operating profits	72.3	145.8	(50.5)%
Depreciation, depletion and amortization	85.5	87.6	(2.4)%
Capital spending	57.0	70.5	(19.2)%

Sales were down due to volume shortfalls, lower selling prices and unfavorable exchange rates. The only operations showing year-over-year volume improvements included European paper operations and Latin American tube and core operations. The most significant volume declines occurred in North American and European tube and core operations. Volume declined most notably during the first half of the year and began to stabilize in the third quarter. Fourth quarter volumes showed improvement over a very weak 2008 fourth quarter. Excluding the impact of the divestiture of the Canadian recycling paper operation and the shutdown of a paper mill in China in 2008, volume in the segment decreased by approximately 9%. Lower year-over-year selling prices, primarily due to lower average market costs for OCC, also contributed to the sales decline. Beginning in 2010, the Company will begin selling corrugating medium from a machine that had been producing exclusively for Georgia-Pacific under a cost plus fixed management fee arrangement. Annual sales are expected to be approximately $50 million with a small operating profit. Domestic sales decreased approximately $166 million, or 20.8%, to approximately $634 million. International sales decreased approximately $169 million, or 19.3% to approximately $705 million, with approximately $81 million of the decline a result of unfavorable foreign exchange rates.

The combination of lower volumes, an unfavorable shift in the mix of business, an unfavorable price/cost relationship and higher pension costs resulted in over a 50% decline in segment operating profits in 2009. Productivity initiatives and the impact of restructuring actions on fixed costs helped mitigate some of the negative factors.

Significant capital spending included the modification of several paper machines, primarily in the United States and Europe, and productivity projects throughout the segment.

Packaging Services

($ in millions)	2009	2008	% Change
Trade sales	$426.5	$501.4	(14.9)%
Segment operating profits	11.0	28.5	(61.3)%
Depreciation, depletion and amortization	10.9	11.0	(1.3)%
Capital spending	5.2	2.6	99.0%

Sales declined on volume shortfalls in North America and the unfavorable impact of exchange rates. The volume shortfalls were related to lower activity in the dedicated pack centers, and were partially offset by increased service center volume in Poland. As a result of bidding activity conducted in the fourth quarter by a major customer of the Packaging Services segment, the Company expects to lose approximately $40 million of that customer’s business in 2010. Further, another of the segment’s customers notified the Company in late 2009 of its intention to consolidate its business with another vendor beginning in 2011. Due to anticipated growth from new business, management does not expect the loss of business from these customers to have a material adverse effect on the segment’s operating results over the long term. Domestic sales decreased to approximately $285 million, a 14.7% reduction, while international sales decreased 15.3% to approximately $141 million. Excluding an unfavorable $41 million impact of foreign currency translation, international sales increased as a result of the increased service center volume in Poland.

The decrease in segment operating profits is attributable to slightly lower volumes in point-of-purchase activities, an unfavorable shift in the mix of business and higher pension costs. Lower fixed costs, resulting from restructuring actions, mitigated a portion of the unfavorable factors. Although service center volume decreased, it had very little impact on profits as these sales were on a pass-through basis with no significant gross margin.

Capital spending included capacity expansion in Europe as well as numerous productivity and customer development projects in the United States and Europe.

All Other Sonoco

($ in millions)	2009	2008	% Change
Trade sales	$281.1	$359.9	(21.9)%
Operating profits	26.4	44.4	(40.5)%
Depreciation, depletion and amortization	7.7	10.7	(27.8)%
Capital spending	6.7	8.1	(17.2)%

Sales for All Other Sonoco decreased primarily due to lower volumes in molded plastics, protective packaging and wire and cable reels. In addition, selling prices of these same products were lower year over year in response to lower input costs, and the impact of exchange rates was unfavorable. Domestic sales were approximately $216 million, down 23.2% from 2008, and international sales were approximately $65 million, a decrease of 17.3%.

Operating profits in All Other Sonoco decreased due primarily to volume declines and higher pension costs. The decrease was mitigated by improved manufacturing productivity, structural cost reductions and a favorable selling price/material cost variance.

Capital spending included investing in productivity and customer development projects in the United States and Europe for molded and extruded plastics, protective packaging and wire and cable reels.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash flow from operations totaled $391.0 million in 2009 and reflects a voluntary contribution of $100 million to the Company’s U.S. qualified defined benefit pension plan. Cash flow from operations totaled $379.4 million in 2008. Benefits from changes in net working capital more than offset the $63 million after-tax cash impact of the Company’s voluntary pension contribution.

Cash flows used by investing activities were $91.5 million in 2009, compared to $110.2 million in 2008. The decrease was due primarily to a $19.0 million reduction in year-over-year capital spending from $123.1 million in 2008 to $104.1 million in 2009. The reduction was largely attributable to the Company’s effort to match capital spending with business conditions. Capital spending is expected to be between approximately $120 million and $130 million in 2010.

Net cash used by financing activities totaled $219.7 million in 2009, compared with $241.4 million in 2008. The Company utilized cash generated from operations to repay a net $116.2 million and $153.0 million of debt during 2009 and 2008, respectively, and to pay dividends of $107.9 million and $106.6 million in 2009 and 2008, respectively. The Company’s $100 million, 6.75% debenture becomes due in November 2010. The Company expects to be able to satisfy this obligation utilizing cash generated from operations during 2010 or through refinancing with existing available credit.

Current assets increased by $66.6 million to $996.6 million at December 31, 2009. The increase was driven by higher year-over-year levels of cash resulting from strong operating cash flows and higher trade accounts receivable resulting from stronger fourth quarter 2009 sales compared with the fourth quarter of 2008. Current liabilities increased by $107.4 million to $805.6 million at December 31, 2009. This increase was primarily due to the reclassification of the Company’s $100 million 6.75% debenture, due November 2010, from a long-term to a current liability. The Company’s current ratio was 1.2 at December 31, 2009 and 1.3 at December 31, 2008.

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

Contractual Obligations

The following table summarizes contractual obligations at December 31, 2009:

	Payments Due In
($ in millions)	Total	2010	2011-2012	2013-2014	Beyond 2014	Uncertain
Debt obligations	$580.8	$118.1	$14.4	$252.5	$195.8	$—
Interest payments[1]	168.4	34.6	57.1	38.7	38.0	—
Operating leases	115.7	33.2	44.8	21.7	16.0	—
Income tax contingencies[2]	39.3	—	—	—	—	39.3
Purchase obligations[3]	253.7	40.3	77.1	70.4	65.9	—
Total contractual obligations[4]	$1,157.9	$226.2	$193.4	$383.3	$315.7	$39.3
[1]

Includes interest payments on outstanding fixed-rate, long-term debt obligations, including the fixed-rate interest on $150 million of debt due November 15, 2013 that has been swapped to a floating rate, as well as financing fees on the backstop line of credit.

[2]	Due to the nature of this obligation, the Company is unable to estimate the timing of the cash outflows.
[3]	Includes only long-term contractual commitments. (Does not include short-term obligations for the purchase of goods and services used in the ordinary course of business.)
[4]	Excludes potential cash funding requirements of the Company’s retirement plans and retiree health and life insurance plans.

Capital Resources

The Company reduced its total debt by $109.0 million during 2009 to a total of $580.8 million at December 31, 2009. This reduction was accomplished through net repayments of outstanding debt during the year of $116.2 million and a foreign currency translation impact of $7.2 million. During the latter part of 2008, the Internal Revenue Service issued a temporary rule extending to 60 days the period that U.S. corporations may borrow funds from foreign subsidiaries without unfavorable tax consequences. The Company utilized this rule at December 31, 2008 and at various times throughout 2009, including year end. Offshore cash accessed was used in lieu of issuing commercial paper. Amounts outstanding under the rule at December 31, 2009 and 2008, were $10 million and $72 million, respectively. These short-term lending arrangements were subsequently settled within the 60 day provision, resulting in equivalent increases in commercial paper outstanding and cash on hand. Depending on its immediate offshore cash needs, the Company may choose to access such funds again in the future as allowed by this temporary rule.

FORM 10-K ■ SONOCO 2009 ANNUAL REPORT	22

The Company operates a $500 million commercial paper program that provides a flexible source of domestic liquidity. The program is supported by the Company’s five-year committed bank credit facility of an equal amount established May 3, 2006, with a syndicate of lenders that is committed until May 2011. In the event that a disruption of global credit markets were to prevent the Company from issuing commercial paper, it has the contractual right to draw funds directly on the underlying bank credit facility. Based on the information currently available to it, the Company believes its lenders have the ability to meet their obligations under the facility. At the Company’s discretion, the borrowing rate for such loans could be based on either the agent bank’s prime rate or a pre-established spread over the London InterBank Offered Rate (LIBOR). The Company had no commercial paper outstanding at December 31, 2009. When outstanding, commercial paper has typically been reported as a component of the Company’s long-term debt.

Acquisitions and internal investments are key elements of the Company’s growth strategy. The Company believes that cash on hand, cash generated from operations, and the available borrowing capacity under its existing credit agreement will enable it to support this strategy. Although the Company currently has no intent to do so, it may obtain additional financing in order to pursue its growth strategy. Although the Company believes that it has excess borrowing capacity beyond its current lines, there can be no assurance that such financing would be available or, if so, at terms that are acceptable to the Company.

The Company’s various U.S and international defined benefit pension and postretirement plans were underfunded at the end of 2009 by approximately $330 million. During 2009, the Company contributed approximately $122 million to its benefit plans, including a voluntary contribution of $100 million to its U.S. qualified pension plan. The Company anticipates that contributions to its benefit plans will be approximately $22 million in 2010. Future funding requirements will depend largely on actual investment returns and future actuarial assumptions. Currently, however, no additional contributions to the U.S. qualified defined benefit pension plan are expected to be required until 2013 due to the voluntary contribution made in 2009 and the Company’s ability to utilize funding credits from having previously funded the plan in excess of minimum requirements. Participation in the U.S. qualified defined benefit pension plan is frozen for salaried and non-union hourly U.S. employees hired on or after January 1, 2004. In February 2009, the plan was further amended to freeze service credit earned effective December 31, 2018. This change is expected to moderately reduce the volatility of long-term funding exposure and expenses.

Total equity increased $206.1 million during 2009 as net income of $155.1 million and other comprehensive income of $145.5 million was partially offset by dividends of $109.0 million. Other comprehensive income included an $80.8 million translation gain stemming from the impact of the weak U.S. dollar on the Company’s foreign investments and a $56.1 million defined benefit plan adjustment stemming primarily from investment gains incurred during 2009 on the assets in the Company’s various defined benefit plans. Total equity decreased $289.0 million during 2008. The decrease resulted mainly from net income of $157.3 million being more than offset by other comprehensive losses of $350.4 million and dividends of $107.4 million. Other comprehensive losses included a $144.6 million translation loss stemming from the impact of the strong U.S. dollar on the Company’s foreign investments and a $194.1 million defined benefit plan adjustment stemming primarily from the 2008 investment losses incurred on the assets in the Company’s various defined benefit plans.

The Company’s Board of Directors has authorized the repurchase of up to 5.0 million shares of the Company’s common stock. No shares were repurchased under this authorization during 2009 or 2008. Accordingly, at December 31, 2009, a total of 5.0 million shares remain available for repurchase.

Although the ultimate determination of whether to pay dividends is within the sole discretion of the Board of Directors, the Company plans to increase dividends as earnings grow. Dividends per common share were $1.08 in 2009, $1.07 in 2008 and $1.02 in 2007. On February 9, 2010, the Company declared a regular quarterly dividend of $0.27 per common share payable on March 10, 2010, to shareholders of record on February 19, 2010.

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements at December 31, 2009.

Risk Management

As a result of operating globally, the Company is exposed to changes in foreign exchange rates. The exposure is well diversified as the Company’s facilities are spread throughout the world, and the Company generally sells in the same countries where it produces. The Company monitors these exposures and may use traditional currency swaps and forward foreign exchange contracts to hedge a portion of the forecasted transactions that are denominated in foreign currencies, foreign currency assets and liabilities or net investment in foreign subsidiaries. The Company’s foreign operations are exposed to political and cultural risks, but the risks are mitigated by diversification and the relative stability of the countries in which the Company has significant operations. The Company’s operations in Venezuela and Greece may be impacted by the economic issues being faced in those countries; however, due to the relatively small size of these operations, the Company does not believe that any such impact would have a material adverse effect on the Company’s financial statements.

The Company is exposed to interest-rate fluctuations as a result of using debt as a source of financing for its operations. The Company may, from time to time, use traditional, unleveraged interest-rate swaps to manage its mix of fixed and variable rate debt and to control its exposure to interest rate movements within selected ranges. During the third quarter of 2009, the Company entered into an interest rate derivative to swap $150 million notional value of its 6.5% debentures due November 2013 to a floating rate. The effect of the interest rate derivative was a decrease of the total bond liability of $0.6 million at December 31, 2009. The fair value of this hedge was a net liability of $(0.6) million at December 31, 2009. No such instruments were outstanding at December 31, 2008.

The Company is a purchaser of various inputs such as recovered paper, energy, steel, aluminum and resin. The Company generally does not engage in significant hedging activities, other than for energy and, from time to time, aluminum, because there is usually a high correlation between the primary input costs and the ultimate selling price of its products. Inputs are generally purchased at market or at fixed prices that are established with individual vendors as part of the purchase process for quantities expected to be consumed in the ordinary course of business. On occasion, where the correlation between selling price and input price is less direct, the Company may enter into derivative contracts such as futures or swaps to reduce the effect of price fluctuations.

At December 31, 2009, the Company had contracts outstanding to fix the costs of a portion of commodity, energy and foreign exchange risks for various periods through December 2012. Of these, the Company had swaps to cover approximately 5.8 million MMBTUs of natural gas representing approximately 75%, 37% and 16% of anticipated U.S. and Canadian natural gas usage for 2010, 2011 and 2012, respectively. The Company also had hedges to cover the purchase of approximately 3,765 metric tons of aluminum representing approximately 27% of anticipated usage for 2010. At December 31, 2009, the Company had a number of foreign currency contracts in place as both designated and undesignated hedges of either anticipated foreign currency denominated transactions or existing financial assets and liabilities. At December 31, 2009, the total notional amount, in U.S. dollar terms, was $131 million, of which $97 million related to the Canadian dollar and $13 million to the Mexican peso.

The fair market value of derivatives was a net unfavorable position of $7.4 million ($4.6 million after tax) at December 31, 2009, and a net unfavorable position of $14.9 million ($7.2 million after tax) at December 31, 2008. Derivatives are marked to fair value using published market prices, if available, or estimated values based on current price quotes and a discounted cash flow model. See Note 9 to the Consolidated Financial Statements for more information on financial instruments.

The Company is subject to various federal, state and local environmental laws and regulations concerning, among other matters, solid waste disposal, wastewater effluent and air emissions. Although the costs of compliance have not been significant due to the nature of the materials and processes used in manufacturing operations, such laws also make generators of hazardous wastes and their legal successors financially responsible for the cleanup of sites contaminated by those wastes. The Company has been named a potentially responsible party at several environmentally contaminated sites, both owned and not owned by the Company. These regulatory actions and a small number of private party lawsuits are believed to represent the Company’s largest potential environmental liabilities. The Company has accrued $63.8 million (including $60.4 million associated with U.S. Mills) at December 31, 2009, compared with $70.5 million at December 31, 2008 (including $67.4 million associated with U.S. Mills), with respect to these sites. See “Environmental Charges,” Item 3 – Legal Proceedings, and Note 14 to the Consolidated Financial Statements for more information on environmental matters.

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

Costs and Expenses

In 2008, aggregate pension and postretirement expenses decreased $8.4 million to $25.8 million, versus $34.2 million in 2007. Approximately 75% of these expenses were reflected in cost of sales and the balance in selling, general and administrative expenses. There was a negative return on the assets of U.S.-based defined benefit plans of 24.3% in 2008, compared with a positive return of 8.4% in 2007.

Selling, general and administrative expenses as a percentage of sales decreased to 9.1% for 2008 from 10.1% in 2007. In total, these expenses declined $35.3 million year-over-year. Of the decline, $15.6 million was due primarily to lower 2008 incentive compensation costs related to diminished operating results, reduced pension and postretirement expenses and to fixed cost management pursued in response to the sharp economic downturn. The remaining change, $19.7 million, was attributable to a $25.2 million U.S. Mills environmental charge in 2007, partially offset by a $5.5 million recovery from an outside party of certain benefit costs. Base earnings exclude the environmental charge, which would decrease the 2007 selling, general and administration expenses as a percentage of sales to 9.5%.

Operating results also reflect restructuring and restructuring-related asset impairment charges of $57.4 million and $36.2 million in 2008 and 2007, respectively. In addition, 2008 results include a $42.7 million noncash financial asset impairment charge for the Company’s remaining financial interest related to the 2003 sale of its high-density film business. These items are excluded for the purpose of calculating base earnings.

FORM 10-K ■ SONOCO 2009 ANNUAL REPORT	24

Research and development costs, all of which were charged to expense, totaled $15.9 million and $15.6 million in 2008 and 2007, respectively.

Net interest expense totaled $47.2 million for the year ended December 31, 2008, compared with $52.3 million in 2007. The decrease was due primarily to lower average debt levels and lower average interest rates.

The 2008 effective tax rate was 27.1%, compared with 21.6% in 2007. The year-over-year increase in the effective tax rate was due primarily to the 2007 release of tax reserves on expiration of statutory assessment periods in an amount greater than in 2008, and foreign tax rate reductions due to tax law changes in 2007. The 2008 results also include a benefit from basis adjustments to acquired assets under new provisions in the Italian tax code and the unfavorable impact of a capital loss for which the ultimate recognition of a benefit was uncertain and a valuation allowance had to be established. The effective tax rate on base earnings was 29.4% in 2008 versus 27.8% in 2007. The 2007 release of certain tax reserves totaling $11.7 million is excluded from that year’s base earnings calculation.

Net income attributable to Sonoco was $164.6 million in 2008, versus $214.2 million for 2007. Base earnings were $226.4 million in 2008, compared with $242.4 million in 2007.

Reportable Segments

Consolidated operating profits, also referred to as “Income before income taxes” on the Consolidated Statements of Income, are comprised of the following:

($ in millions)	2008	2007	% Change
Consumer Packaging segment	$131.0	$105.5	24.1%
Tubes and Cores/Paper segment	145.8	168.8	(13.6)%
Packaging Services segment	28.5	43.5	(34.6)%
All Other Sonoco	44.4	51.4	(13.6)%
Restructuring/impairment and environmental charges	(100.1)	(61.3)	(63.1)%
Interest expense, net	(47.2)	(52.3)	9.7%
Consolidated operating profits	$202.4	$255.6	(20.8)%

Consumer Packaging

($ in millions)	2008	2007	% Change
Trade sales	$1,586.5	$1,455.0	9.0%
Segment operating profits	131.0	105.5	24.1%
Depreciation, depletion and amortization	73.7	67.3	9.5%
Capital spending	41.8	74.7	(44.0)%

Prior year results have been restated for a reclassification between segments of a small global brand artwork management business that was previously included in the Packaging Services segment. The impact of this reclassification was to transfer sales of $16.1 million and $16.9 million, and operating profits of $0.6 million and $1.0 million, in 2008 and 2007, respectively, from the Packaging Services segment to the Consumer Packaging segment.

Sales in this segment increased due to the full year impact of the May 2007 acquisition of Matrix Packaging, Inc. along with increased selling prices throughout the segment. In addition, even though the dollar strengthened during the second half of the year, the total year impact of exchange rates was favorable by $4.6 million. These favorable impacts were partially offset by lower volume in flexible packaging, closures and rigid plastic packaging. Overall segment volumes, excluding the impact of acquisitions, were down less than 1%. Domestic sales were approximately $1,181 million, up 15.0% from 2007, and international sales were approximately $406 million, down 5.2% from 2007. The decline in international sales reflected the shutdown of a metal ends plant in Brazil and the subsequent transfer of a majority of its business into the United States.

Segment operating profits increased primarily due to the impact of productivity and purchasing initiatives along with the full year impact of the May 2007 acquisition of Matrix Packaging, Inc. 2008 earnings benefited from the shutdown of two plants that detracted from 2007 results, partially offset by the negative impact of a plant startup in Ohio. The productivity and purchasing gains were partially offset by the small overall decline in volume and an unfavorable shift in the mix of business. In 2008, selling price increases were able to effectively offset the increased costs of raw materials, freight, energy and labor.

Significant capital spending included increasing rigid plastic container production capacity in the United States and productivity projects throughout the segment.

Tubes and Cores/Paper

($ in millions)	2008	2007	% Change
Trade sales	$1,674.6	$1,712.0	(2.2)%
Segment operating profits	145.8	168.8	(13.6)%
Depreciation, depletion and amortization	87.6	91.2	(3.8)%
Capital spending	70.5	75.7	(6.8)%

The decrease in sales was due to volume shortfalls throughout the segment and the closure of an under-performing paper mill in China. The volume shortfalls were partially offset by increased selling prices for converted products and the effect of favorable exchange rates. The impact of lower volume, the majority of which occurred during the fourth quarter of the year, was felt throughout the segment, but most significantly in North American and European tube and core operations. Excluding the net impact of divestitures, volume in the segment decreased by approximately 6%. Domestic sales decreased approximately $25 million, or 3.0%, to approximately $800 million. International sales decreased approximately $12 million, or 1.4% to approximately $875 million, with the lower decline reflecting the benefit of a weaker dollar throughout much of the year.

Lower volumes and an unfavorable shift in the mix of business hampered 2008 results. Productivity and purchasing initiatives along with the impact of closing the paper facility in China favorably impacted 2008 results. Somewhat offsetting these benefits were higher energy, freight, material and labor costs that were not fully recovered by selling price increases.

Significant capital spending included the modification of several paper machines, primarily in the United States and Europe, and productivity projects throughout the segment.

Packaging Services

($ in millions)	2008	2007	% Change
Trade sales	$501.4	$502.0	(0.1)%
Segment operating profits	28.5	43.5	(34.6)%
Depreciation, depletion and amortization	11.0	11.0	(0.2)%
Capital spending	2.6	3.2	(17.1)%

Sales decreased slightly as volume shortfalls and lower selling prices were mostly offset by a favorable impact from exchange rates and added sales from a small acquisition. The selling price decreases were primarily the result of competitive bidding activity in the latter half of 2007, the impacts of which were not fully realized until 2008. Domestic sales decreased to approximately $334 million, a 10.7% reduction, while international sales increased to approximately $167 million, up 30.9%, primarily as a result of increased service center volume in Poland.

The decrease in segment operating profits was attributable to lower selling prices and volume decreases in point-of-purchase and fulfillment operations. In addition, lower capacity utilization negatively impacted productivity. Although service center volume increased, it had very little impact on profits as these sales were on a pass-through basis with no significant additional gross margin.

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

Impairment of Long-lived, Intangible and Other Assets

Assumptions and estimates used in the evaluation of potential impairment can result in adjustments affecting the carrying values of long-lived, intangible and other assets and the recognition of impairment expense in the Company’s Consolidated Financial Statements. The Company evaluates its long-lived assets (property, plant and equipment), definite-lived intangible assets and other assets (including notes receivable and equity investments) for impairment whenever indicators of impairment exist, or when it commits to sell the asset. If the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible asset group is less than the carrying value of that asset group, an asset impairment charge is recognized. Key assumptions and estimates used in the cash flow model generally include price levels, sales growth, profit margins and asset life. The amount of an impairment charge, if any, is calculated as the excess of the asset’s carrying value over its fair value, generally represented by the discounted future cash flows from that asset or, in the case of assets the Company evaluates for sale, as estimated proceeds less costs to sell.

FORM 10-K ■ SONOCO 2009 ANNUAL REPORT	26

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

Impairment of Goodwill

In accordance with US GAAP, the Company evaluates its goodwill for impairment annually and whenever events happen or circumstances change that would make it more likely than not that impairment may have occurred. If the carrying value of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment charge is recognized for the excess.

The Company’s reporting units are one level below its operating segments, as determined in accordance with applicable US GAAP. The Company uses a discounted cash flow model to estimate the fair value of its reporting units with consideration given to market and trading multiples. The Company’s model discounts future cash flows, forecasted over a ten-year period, with an estimated residual growth rate. In order to project and discount the future cash flows associated with each reporting unit, the Company must make a number of assumptions and estimates. In addition to the assumed discount and residual growth rates, these assumptions and estimates include future market size and market share, sales volumes and prices, costs to produce, working capital changes, capital spending requirements and the impact of currency exchange rates. When estimating the fair values of its reporting units, the Company’s analysis takes into consideration historical data and experience together with all other relevant information available. However, because the analysis is an estimate, fair values that could be realized in actual transactions may differ from those used to evaluate the impairment of goodwill. In addition, changes in the underlying assumptions and estimates may result in a different conclusion regarding impairment.

The Company completed its annual goodwill impairment testing during the third quarter of 2009. Based on the results of that evaluation, the Company concluded that there was no impairment of goodwill for any of its reporting units. For testing purposes, the fair values of the Company’s reporting units were estimated based on projections of future years’ operating results and associated cash flows. Due to volume declines associated with the economic recession, recent annual cash flow run rates for a number of the Company’s reporting units would not be sufficient to support the carrying values of their goodwill. In its annual evaluation of goodwill, management projected that these units would experience sustainable recoveries in volumes and cash flows over the next few years in conjunction with a general economic recovery. Given the improved economic environment since the time of the evaluation, management believes this assumption continues to be reasonable, if not highly likely.

Reporting units with significant goodwill whose results need to show improvement beyond that expected from a recovery in the general economy to assure that there will not be a future impairment include Matrix Packaging, Molded Plastics, and Tubes & Cores/Paper – Europe. In addition, the Company’s Australian Rigid Paper Containers unit will need to show significant improvement from current performance levels. While the global economic recession has impacted each of these units, it has had a more significant impact on the operating results of Tubes & Cores/Paper – Europe and Molded Plastics. If the Company’s assessment of the relevant facts and circumstances changes, economic conditions fail to improve, or actual performance in any of these reporting units falls short of expected results, noncash impairment charges may be required. Total goodwill associated with Matrix Packaging, Tubes & Cores/Paper – Europe, Molded Plastics, and Rigid Paper Containers – Australia was approximately $127.6 million, $108.9 million, $41.9 million, and $5.4 million, respectively at December 31, 2009.

Matrix Packaging manufactures blow-molded plastic containers primarily for use in nonfood applications. Matrix Packaging was acquired in May 2007 to be a growth platform for the Company and to expand the Company’s operations into the health and beauty market. Since that time, the Company has continued to invest significantly in the organic growth of the business. Growth is expected to be driven by new business wins from key nonfood customers and expansion into more food-based applications. In the annual evaluation of goodwill impairment, the estimated fair value of Matrix Packaging exceeded its carrying value by approximately $58 million, or 25%.

Molded Plastics designs and manufactures, using injection molding and extrusion technologies, various consumer food and food service products, medical devices and disposables and various industrial products used primarily in the textile, wire and cable, fiber optics, filtration and automotive industries. Sales growth back to pre-recession levels is forecast over the next three years on improvements in those markets hard-hit by the economic downturn. Partially through restructuring activities, fixed costs are expected to decrease, which, when combined with the resurgence of volume, is expected to lead to margins exceeding pre-recession levels. In the annual evaluation of goodwill impairment, the estimated fair value of Molded Plastics exceeded its carrying value by approximately $12 million, or 14%.

Tubes and Cores/Paper – Europe manufactures tubes and cores, using internally produced recycled paperboard, for sale to a variety of industrial industries throughout Europe. Any paperboard not used internally is sold to third parties. Hard-hit by the global recession, tube and core volume declined approximately 13% in 2009 from the previous year. Management feels that sales will gradually return to pre-recession levels with growth coming from both western European countries as well as frontier countries, such as Russia, Estonia and Poland. Margins are expected to slowly increase from the low level experienced in 2009. In the annual evaluation of goodwill impairment, the estimated fair value of Tubes and Cores/Paper – Europe exceeded its carrying value by approximately $81 million, or 28%.

During the time subsequent to the annual evaluation and at December 31, 2009, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. As a result of bidding activity conducted in the fourth quarter by a major customer of the Global Services unit, the Company expects to lose a significant portion of that customer’s business in 2010. Further, another of the unit’s customers notified the Company of its intention to consolidate its business under a different vendor beginning in 2011. In response to these developments, the Company reevaluated the goodwill and intangibles of this unit for impairment during the fourth quarter and concluded no impairment had occurred. The Company’s reevaluation indicated the estimated fair value of the Global Services unit exceeded its carrying value by approximately $51 million, or 22%. Based on management’s evaluation of future projects and other opportunities, the Company expects new business will offset a significant portion of the lost business. If the Company’s assessment of the relevant facts and circumstances changes, economic conditions fail to improve, or actual performance falls short of expected results, noncash impairment charges may be required. Total goodwill associated with Global Services was approximately $150.1 million at December 31, 2009.

Holding the other valuation assumptions constant, a downward shift in projected operating profits across all future periods in Matrix Packaging, Tubes and Cores/Paper – Europe, Molded Plastics and Global Services in excess of 24%, 24%, 11% and 31%, respectively, would indicate that the carrying value of the respective business unit may be in excess of fair value. The future operating performance of these units is dependent upon a number of variables which cannot be predicted with certainty.

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

For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those positions not meeting the more-likely-than-not standard, no tax benefit has been recognized in the financial statements. Associated interest has also been recognized, where applicable.

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

Stock-based Compensation Plans

The Company utilizes share-based compensation in the form of stock options, stock appreciation rights, restricted stock units and other share-based awards. Certain awards are in the form of contingent stock units where both the ultimate number of units and the vesting period are performance based. The amount and timing of compensation expense associated with these performance-based awards are based on estimates regarding future performance using measures defined in the plans. In 2009, the performance measures consisted of Earnings per Share and Return on Net Assets Employed. Changes in estimates regarding the future achievement of these performance measures may result in significant fluctuations from period to period in the amount of compensation expense reflected in the Company’s Consolidated Financial Statements.

The Company uses a binomial option-pricing model to determine the grant date fair value of its stock options and stock appreciation rights. The binomial option-pricing model requires the input of subjective assumptions. Management routinely assesses the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time that results in changes to these assumptions and methodologies, which could materially impact fair value determinations.

Pension and Postretirement Benefit Plans

The Company has significant pension and postretirement benefit costs that are developed from actuarial valuations. The actuarial valuations employ key assumptions, which are particularly important when determining the Company’s projected liabilities for pension and other postretirement benefits. The key actuarial assumptions used at December 31, 2009, in determining the projected benefit obligation and the accumulated benefit obligation for U.S. retirement and retiree health and life insurance plans include: a discount rate of 5.77%, 5.49% and 5.08% for the qualified retirement plan, non-qualified retirement plans, and retiree health and life insurance plan, respectively; an expected long-term rate of return on plan assets of 8.5%; and a rate of compensation increase ranging from 4.46% to 6.50%. Weighted average discount rates of 6.48%, 6.49% and 6.19% were used to determine net periodic benefit cost for 2009 for the qualified retirement plan, non-qualified retirement plans, and retiree health and life insurance plan, respectively.

The Company adjusts its discount rates at the end of each fiscal year based on yield curves of high-quality debt instruments over durations that match the expected benefit payouts of each plan. The expected rate of return assumption is derived by taking into consideration the targeted plan asset allocation, projected future returns by asset class and active investment management. A third party asset return model was used to develop an expected range of returns on plan investments over a 12 to 15 year period, with the expected rate of return selected from a best estimate range within the total range of projected results. The Company periodically rebalances its plan asset portfolio in order to maintain the targeted allocation levels. The rate of compensation increase assumption is generally based on salary and incentive increases. A key assumption for the U.S. retiree health and life insurance plan is a medical trend rate beginning at 9.3% for post-age 65 participants and trending down to an ultimate rate of 6.0% in 2014. The ultimate trend rate of 6.0% represents the Company’s best estimate of the long-term average annual medical cost increase over the duration of the plan’s liabilities. It provides for real growth in medical costs in excess of the overall inflation level.

FORM 10-K ■ SONOCO 2009 ANNUAL REPORT	28

During 2009, the Company recorded total pension and postretirement benefit expenses of approximately $77.2 million, compared with $26.3 million during 2008. The 2009 amount is net of $60.5 million of expected returns on plan assets at the assumed rate of 8.5%, and includes interest cost of $76.9 million at a weighted-average discount rate of 6.56%. The 2008 amount is net of $91.7 million of expected returns on plan assets at the assumed rate of 8.5%, and includes interest cost of $78.3 million at a weighted-average discount rate of 6.28%. During 2009, the Company made contributions to pension plans of $113.2 million and postretirement plans of approximately $1.4 million. The contribution amount varies from year to year depending on factors including asset market values and interest rates. Although these contributions reduced cash flows from operations during the year, they did not have an immediate significant impact on pension expense. Cumulative net actuarial losses were approximately $519 million at December 31, 2009, and are primarily the result of poor asset performance in 2008 and from 2000 through 2002. The amortization period for losses/gains is approximately 11 years for the portion outside the 10% corridor as defined by U.S. GAAP, except for curtailments, which may result in accelerated income or expense.

Other assumptions and estimates impacting the projected liabilities of these plans include inflation, participant withdrawal and mortality rates and retirement ages. The Company annually reevaluates assumptions used in projecting the pension and postretirement liabilities and associated expense. These judgments, assumptions and estimates may affect the carrying value of pension and postretirement plan net assets and liabilities and pension and postretirement plan expenses in the Company’s Consolidated Financial Statements. The sensitivity to changes in the critical assumptions for the Company’s U.S. plans as of December 31, 2009 is as follows:

Assumption ($ in millions)	Percentage Point Change	Projected Benefit Obligation Higher/(Lower)	Annual Expense Higher/ (Lower)
Discount rate	-.25 pts	$30.0	$2.9
Expected return on assets	-.25 pts	N/A	$1.4

See Note 12 to the Consolidated Financial Statements for additional information on the Company’s pension and postretirement plans.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding recent accounting pronouncements is provided in Note 18 of the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding market risk is provided in this Annual Report on Form 10-K under the following items and captions: “Conditions in foreign countries where the Company operates may reduce earnings” and “Foreign exchange rate fluctuations may reduce the Company’s earnings” in Item 1A – Risk Factors; “Risk Management” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; and in Note 8 to the Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes to the Consolidated Financial Statements are provided on pages F-1 through F-29 of this report. Selected quarterly financial data is provided in Note 19 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

■ REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND DIRECTORS OF SONOCO PRODUCTS COMPANY:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Sonoco Products Company and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Charlotte, North Carolina

February 26, 2010

F1

■ CONSOLIDATED BALANCE SHEETS

Sonoco Products Company

(Dollars and shares in thousands) At December 31	2009	2008
Assets
Current Assets
Cash and cash equivalents	$185,245	$101,655
Trade accounts receivable, net of allowances of $10,978 in 2009 and $9,269 in 2008	428,293	392,171
Other receivables	35,469	46,827
Inventories
Finished and in process	114,652	125,200
Materials and supplies	173,876	188,969
Prepaid expenses	33,300	50,259
Deferred income taxes	25,738	24,909

	996,573	929,990
Property, Plant and Equipment, Net	926,829	973,442
Goodwill	813,530	782,983
Other Intangible Assets, Net	115,044	120,540
Long-term Deferred Income Taxes	57,105	132,536
Other Assets	153,499	146,975

Total Assets	$3,062,580	$3,086,466
Liabilities and Equity
Current Liabilities
Payable to suppliers	$375,365	$353,846
Accrued expenses and other	231,631	249,154
Accrued wages and other compensation	68,319	50,274
Notes payable and current portion of long-term debt	118,053	32,978
Accrued taxes	12,271	11,944

	805,639	698,196
Long-term Debt	462,743	656,847
Pension and Other Postretirement Benefits	321,355	455,197
Deferred Income Taxes	30,571	50,450
Other Liabilities	61,642	51,258
Commitments and Contingencies
Sonoco Shareholders’ Equity
Serial preferred stock, no par value
Authorized 30,000 shares 0 shares issued and outstanding as of December 31, 2009 and 2008
Common shares, no par value
Authorized 300,000 shares 100,149 and 99,732 shares issued and outstanding at December 31, 2009 and 2008, respectively	7,175	7,175
Capital in excess of stated value	421,632	404,939
Accumulated other comprehensive loss	(310,469)	(454,679)
Retained earnings	1,248,043	1,205,540

Total Sonoco Shareholders’ Equity	1,366,381	1,162,975
Noncontrolling Interests	14,249	11,543

Total Equity	1,380,630	1,174,518

Total Liabilities and Equity	$3,062,580	$3,086,466

The Notes beginning on page F-6 are an integral part of these financial statements.

FORM 10-K ■ SONOCO 2009 ANNUAL REPORT	F2

■ CONSOLIDATED STATEMENTS OF INCOME

Sonoco Products Company

(Dollars and shares in thousands except per share data) Years ended December 31	2009	2008	2007
Net sales	$3,597,331	$4,122,385	$4,039,992
Cost of sales	2,931,285	3,398,355	3,286,198
Gross profit	666,046	724,030	753,794
Selling, general and administrative expenses	386,459	374,396	409,719
Restructuring/Asset impairment charges	26,801	100,061	36,191

Income before interest and income taxes	252,786	249,573	307,884
Interest expense	40,992	53,401	61,440
Interest income	(2,427)	(6,204)	(9,182)
Income before income taxes	214,221	202,376	255,626
Provision for income taxes	66,818	54,797	55,186
Income before equity in earnings of affiliates	147,403	147,579	200,440
Equity in earnings of affiliates, net of tax	7,742	9,679	11,586
Net income	155,145	157,258	212,026
Less: Net income/(loss) attributable to noncontrolling interests	3,663	(7,350)	(2,130)

Net income attributable to Sonoco	$151,482	$164,608	$214,156

Weighted average common shares outstanding:
Basic	100,780	100,321	100,632
Assuming exercise of awards	249	665	1,243
Diluted	101,029	100,986	101,875

Per common share
Net income attributable to Sonoco:
Basic	$1.50	$1.64	$2.13
Diluted	$1.50	$1.63	$2.10

Cash dividends	$1.08	$1.07	$1.02

■ CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

Sonoco Products Company

(Dollars in thousands) Years ended December 31	2009	2008	2007
Net income	$155,145	$157,258	$212,026
Other comprehensive income/(loss):
Foreign currency translation adjustments	80,780	(144,612)	98,482
Changes in defined benefit plans, net of tax	56,149	(194,149)	58,958
Change in derivative financial instruments, net of tax	8,526	(11,600)	524
Comprehensive income/(loss)	300,600	(193,103)	369,990
Less: Comprehensive income/(loss) attributable to noncontrolling interests	4,908	(10,406)	903
Comprehensive income/(loss) attributable to Sonoco	$295,692	$(182,697)	$369,087

The Notes beginning on page F-6 are an integral part of these financial statements.

F3

■ CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY

Sonoco Products Company

(Dollars and shares in thousands)	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Non- controlling Interests
		Outstanding	Amount
January 1, 2007	$1,240,114	100,550	$7,175	$430,002	$(262,305)	$1,044,196	$21,046
Net income	212,026					214,156	(2,130)
Other comprehensive income:
Translation gain	98,482				95,449		3,033
Defined benefit plan adjustment[1]	58,958				58,958
Derivative financial instruments[1]	524				524

Other comprehensive income	157,964				154,931		3,033

Cash dividends	(102,658)					(102,658)
Adjustment to initially apply FASB Interpretation No. 48	(5,586)					(5,586)
Issuance of stock awards	59,832	1,881		59,832
Shares repurchased	(109,206)	(3,000)		(109,206)
Stock-based compensation	11,000			11,000

December 31, 2007	$1,463,486	99,431	$7,175	$391,628	$(107,374)	$1,150,108	$21,949
Net income	157,258					164,608	(7,350)
Other comprehensive loss:
Translation loss	(144,612)				(141,556)		(3,056)
Defined benefit plan adjustment[1]	(194,149)				(194,149)
Derivative financial instruments[1]	(11,600)				(11,600)

Other comprehensive loss	(350,361)				(347,305)		(3,056)

Dividends	(107,366)					(107,366)
Adjustment upon adoption of Emerging Issues Task Force Issue No. 06-10	(1,459)					(1,459)
Adjustment to apply measurement date provisions of FAS 158[1]	(351)					(351)
Issuance of stock awards	9,977	332		9,977
Shares repurchased	(843)	(31)		(843)
Stock-based compensation	4,177			4,177

December 31, 2008	$1,174,518	99,732	$7,175	$404,939	$(454,679)	$1,205,540	$11,543
Net income	155,145					151,482	3,663
Other comprehensive loss:
Translation gain	80,780				79,535		1,245
Defined benefit plan adjustment[1]	56,149				56,149
Derivative financial instruments[1]	8,526				8,526

Other comprehensive income	145,455				144,210		1,245

Dividends	(108,979)					(108,979)
Dividends paid to noncontrolling interests	(2,202)						(2,202)
Issuance of stock awards	9,316	468		9,316
Shares repurchased	(1,239)	(51)		(1,239)
Stock-based compensation	8,616			8,616

December 31, 2009	$1,380,630	100,149	$7,175	$421,632	$(310,469)	$1,248,043	$14,249
[1]	Net of tax

The Notes beginning on page F-6 are an integral part of these financial statements.

FORM 10-K ■ SONOCO 2009 ANNUAL REPORT	F4

■  CONSOLIDATED STATEMENTS OF CASH FLOWS

Sonoco Products Company

(Dollars in thousands) Years ended December 31	2009	2008	2007
Cash Flows from Operating Activities
Net income	$155,145	$157,258	$212,026
Adjustments to reconcile net income to net cash provided by operating activities
Financial asset impairment	—	42,651	—
Restructuring-related asset impairment and pension curtailment	12,197	28,995	16,684
Depreciation, depletion and amortization	173,587	183,034	181,339
Share-based compensation expense	8,616	4,177	11,000
Equity in earnings of affiliates	(7,743)	(9,680)	(11,586)
Cash dividends from affiliated companies	5,563	7,632	8,435
Gain on disposition of assets	(14,731)	(2,476)	(838)
Pension and postretirement plan expense	81,380	30,756	38,918
Pension and postretirement plan contributions	(122,195)	(20,492)	(11,647)
Tax effect of nonqualified stock options	1,990	811	9,538
Excess tax benefit of share-based compensation	(1,030)	(711)	(9,317)
Net increase (decrease) in deferred taxes	21,689	(18,844)	(31,940)
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments
Trade accounts receivable	(16,057)	58,627	19,458
Inventories	36,492	5,017	(9,259)
Payable to suppliers	15,438	(62,614)	39,202
Prepaid expenses	7,393	(7,721)	(1,304)
Accrued expenses	22,233	(23,659)	27,859
Income taxes payable and other income tax items	8,811	(1,041)	(26,258)
Fox River environmental reserves and insurance receivable	(6,997)	38,415	25,150
Other assets and liabilities	9,207	(30,741)	(42,324)
Net cash provided by operating activities	390,988	379,394	445,136
Cash Flows from Investing Activities
Purchase of property, plant and equipment	(104,150)	(123,114)	(169,444)
Cost of acquisitions, net of cash acquired	(5,504)	(5,535)	(236,263)
Proceeds from the sale of assets	19,909	19,758	23,417
Net (increase) decrease in investment in affiliates and other	(1,765)	(1,293)	2,652
Net cash used by investing activities	(91,510)	(110,184)	(379,638)
Cash Flows from Financing Activities
Proceeds from issuance of debt	24,103	39,102	39,041
Principal repayment of debt	(45,256)	(118,115)	(40,364)
Net (decrease) increase in commercial paper borrowings	(95,000)	(74,000)	80,000
Net (decrease) increase in outstanding checks	(2,568)	11,855	(798)
Cash dividends – common	(107,887)	(106,558)	(102,658)
Excess tax benefit of share-based compensation	1,030	711	9,317
Shares acquired	(1,239)	(843)	(109,206)
Common shares issued	7,159	6,470	49,698
Net cash used by financing activities	(219,658)	(241,378)	(74,970)
Effects of Exchange Rate Changes on Cash	3,770	3,065	(6,268)
Increase (Decrease) in Cash and Cash Equivalents	83,590	30,897	(15,740)
Cash and cash equivalents at beginning of year	101,655	70,758	86,498
Cash and cash equivalents at end of year	$185,245	$101,655	$70,758
Supplemental Cash Flow Disclosures
Interest paid, net of amounts capitalized	$34,731	$43,474	$50,401
Income taxes paid, net of refunds	$34,328	$73,872	$103,846

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

1. BASIS OF PRESENTATION

The Consolidated Financial Statements include the accounts of Sonoco Products Company and its majority-owned subsidiaries (the “Company” or “Sonoco”) after elimination of intercompany accounts and transactions. Investments in affiliated companies in which the Company shares control over the financial and operating decisions, but in which the Company is not the primary beneficiary, are accounted for by the equity method of accounting. Income applicable to these equity investments is reflected in “Equity in earnings of affiliates, net of tax” in the Consolidated Statements of Income. The aggregate carrying value of equity investments is reported in “Other Assets” in the Company’s Consolidated Balance Sheets and totaled $99,940 and $89,856 at December 31, 2009 and 2008, respectively.

Affiliated companies in which the Company held a significant investment at December 31, 2009, included:

Entity	Ownership Interest Percentage at December 31, 2009
RTS Packaging JVCO	35.0%
Cascades Conversion, Inc.	50.0%
Cascades Sonoco, Inc.	50.0%
Showa Products Company Ltd.	20.0%
Conitex Sonoco Holding BVI Ltd.	30.0%

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In accordance with U.S. GAAP, the Company records revenue when title and risk of ownership pass to the customer, and when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price to the customer is fixed or determinable and when collectibility is reasonably assured. Certain judgments, such as provisions for estimates of sales returns and allowances, are required in the application of the Company’s revenue policy and, therefore, the results of operations in its Consolidated Financial Statements. Shipping and handling expenses are included in “Cost of sales,” and freight charged to customers is included in “Net sales” in the Company’s Consolidated Statements of Income.

The Company’s trade accounts receivable are non-interest bearing and are recorded at the invoiced amounts. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. Provisions are made to the allowance for doubtful accounts at such time that collection of all or part of a trade account receivable is in question. The allowance for doubtful accounts is monitored on a regular basis and adjustments are made as needed to ensure that the account properly reflects the Company’s best estimate of uncollectible trade accounts receivable. Trade accounts receivable balances that are more than 180 days past due are generally 100% provided for in the allowance for doubtful accounts. Account balances are charged off against the allowance for doubtful accounts when the Company determines that the receivable will not be recovered. One of the Company’s customers represented approximately 11% and 12% of the consolidated trade accounts receivable at December 31, 2009 and 2008, respectively. Sales to this customer accounted for approximately 12% of the Company’s consolidated revenues in 2009, 2008 and 2007, and were primarily reported in the Consumer Packaging and Packaging Services segments. No other single customer comprised more than 5% of the Company’s consolidated revenues in 2009, 2008 or 2007.

The Company identifies its reportable segments based on the level of detail reviewed by the chief operating decision maker, gross profit margins, nature of products sold, nature of the production processes, type and class of customer, methods used to distribute products and nature of the regulatory environment. Of these factors, the Company believes that the most significant are the nature of its products and the type of customers served.

Research and development costs are charged to expense as incurred and include salaries and other directly related expenses. Research and development costs totaling $12,387 in 2009, $15,888 in 2008 and $15,614 in 2007, are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.

2. ACQUISITIONS

The Company completed one acquisition during 2009 at an aggregate cost of $5,004 in cash plus contingent consideration estimated at $2,208. This acquisition consisted of the injection molded plastics spools and reels assets and business of EconoReel Corporation of Logan, Utah, and additional manufacturing assets of Southern Reel, a subsidiary of EconoReel. The acquisition of this business is expected to generate annual sales of approximately $7,000 and will be included in All Other Sonoco. In conjunction with this acquisition, the Company recorded identifiable intangibles of $3,250, goodwill of $2,504, tangible assets of $1,458, and the contingent purchase liability of $2,208. Also in 2009, the Company recorded $500 of additional goodwill related to the payment of contingent consideration on its 2008 acquisition of Amtex Packaging, Inc.

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

FORM 10-K ■ SONOCO 2009 ANNUAL REPORT	F6

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

The Company has accounted for these acquisitions as purchases and, accordingly, has included their results of operations in the Company’s consolidated statements of net income from the respective dates of acquisition. Pro forma results have not been provided, as the acquisitions were not material to the Company’s financial statements individually, or in the aggregate, in any single year.

3. RESTRUCTURING AND ASSET IMPAIRMENT

The Company accounts for costs associated with exit or disposal activities under U.S. GAAP, whereby exit costs are recognized when the liability is incurred. If assets become impaired as a result of a restructuring action, the assets are written down to fair value, less estimated costs to sell, if applicable. A number of significant estimates and assumptions are involved in the determination of fair value. The Company considers historical experience and all available information at the time the estimates are made; however, the amounts that are ultimately realized upon the sale of divested assets may differ from the estimated fair values reflected in the Company’s Consolidated Financial Statements.

The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2009, 2008 and 2007 are reported as “2009 Actions,” “2008 Actions” and “2007 Actions,” respectively. The Company has two formal restructuring plans that are still active, although both were substantially complete at December 31, 2009. These are reported as “Earlier Actions.” Following are the total restructuring and asset impairment charges, net of adjustments, recognized by the Company during the periods presented:

	Year Ended December 31
	2009	2008	2007
Restructuring/Asset impairment:
2009 Actions	$28,629	$—	$—
2008 Actions	8,218	38,235	—
2007 Actions	(10,739)	15,807	19,638
Earlier Actions	693	3,368	16,553
Financial Asset Impairment	—	42,651	—
Restructuring/Asset impairment charges	$26,801	$100,061	$36,191
Income tax benefit	(8,458)	(34,158)	(10,835)
Equity method investments, net of tax	908	—	—
Impact of Noncontrolling Interests, net of tax	3,787	(4,102)	(64)
Total impact of Restructuring/Asset impairment charges, net of tax	$23,038	$61,801	$25,292

Restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Consolidated Statements of Income, except for restructuring and asset impairment charges related to equity method investments, which are included in “Equity in earnings of affiliates, net of tax.”

The Company expects to recognize future additional costs totaling approximately $5,100 in connection with previously announced restructuring actions. The Company believes that the majority of these charges will be incurred and paid by the end of 2010. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions may be undertaken.

F7

2009 Actions

During 2009, the Company initiated closures in its Tubes and Cores/Paper segment including a paper mill in the United States and five tube and core plants – three in the United States, one in Europe, and one in Canada. The Company also initiated the closures of two rigid paper packaging plants in the United States (part of the Consumer Packaging segment), a fulfillment service center in Germany (part of the Packaging Services segment), a molded plastics facility in the United States (part of All Other Sonoco) and a wooden reel facility in the United States (part of All Other Sonoco). Also during 2009, the Company sold a small Canadian recovered paper brokerage business. Net sales associated with this business were approximately $7,000 through the date of the sale. In addition to the plant closures, the Company has continued to realign its fixed cost structure resulting in the elimination of approximately 225 positions in 2009.

Below is a summary of 2009 Actions and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative.

2009 Actions	Total Incurred to Date	Estimated Total Cost
Severance and Termination Benefits
Tubes and Cores/Paper segment	$13,525	$13,875
Consumer Packaging segment	2,045	2,295
Packaging Services segment	1,432	1,432
All Other Sonoco	1,238	1,238
Corporate	665	665
Asset Impairment/Disposal of Assets
Tubes and Cores/Paper segment	6,383	6,383
Consumer Packaging segment	556	556
Packaging Services segment	7	7
All Other Sonoco	303	303
Other Costs
Tubes and Cores/Paper segment	1,916	3,971
Consumer Packaging segment	79	1,054
Packaging Services segment	145	195
All Other Sonoco	335	370
Total Charges and Adjustments	$28,629	$32,344

The following table sets forth the activity in the 2009 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets:

2009 Actions Accrual Activity	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability, December 31, 2008	$—	$—	$—	$—
2009 charges	19,180	8,025	2,475	29,680
Adjustments	(275)	(776)	—	(1,051)
Cash receipts/(payments)	(10,227)	2,775	(2,467)	(9,919)
Asset write downs/disposals	—	(10,024)	—	(10,024)
Foreign currency translation	147	—	3	150
Liability, December 31, 2009	$8,825	$—	$11	$8,836

Proceeds of $2,775 were received from the disposal of a Canadian recovered paper brokerage business. The net book value of property, plant and equipment written off against the sales proceeds totaled $125. Also written off was associated goodwill totaling $1,643. The resulting gain of $1,007 is included under “2009 charges” in the table above.

The Company expects to pay the majority of the remaining 2009 Actions restructuring costs by the end of 2010 using cash generated from operations.

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

Below is a summary of the 2008 Actions and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative.

2008 Actions	Year Ended December 31,		Total Incurred to Date	Estimated Total Cost
	2009	2008
Severance and Termination Benefits
Tubes and Cores/Paper segment	$3,036	$8,221	$11,257	$11,407
Consumer Packaging segment	(375)	4,102	3,727	3,727
Packaging Services segment	87	1,368	1,455	1,455
All Other Sonoco	—	563	563	563
Corporate	106	1,734	1,840	1,840
Asset Impairment/Disposal of Assets
Tubes and Cores/Paper segment	57	10,949	11,006	11,006
Consumer Packaging segment	126	4,706	4,832	4,832
Packaging Services segment	(365)	365	—	—
Other Costs
Tubes and Cores/Paper segment	4,606	5,245	9,851	10,886
Consumer Packaging segment	925	974	1,899	1,899
Corporate	15	8	23	23
Total Charges and Adjustments	$8,218	$38,235	$46,453	$47,638

FORM 10-K ■ SONOCO 2009 ANNUAL REPORT	F8

The following table sets forth the activity in the 2008 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets:

2008 Actions Accrual Activity	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability, December 31, 2007	$—	$—	$—	$—
2008 charges	15,988	16,020	6,227	38,235
Cash receipts/(payments)	(3,992)	219	(1,943)	(5,716)
Asset write downs/disposals	—	(16,239)	—	(16,239)
Foreign currency translation	(103)	—	—	(103)
Pension curtailment/settlement	—	—	(3,927)	(3,927)
Liability, December 31, 2008	$11,893	$—	$357	$12,250
2009 charges	3,226	792	5,649	9,667
Adjustments	(372)	(974)	(103)	(1,449)
Cash receipts/(payments)	(12,692)	1,149	(4,242)	(15,785)
Asset write downs/disposals	—	(967)	—	(967)
Foreign currency translation	185	—	(6)	179
Pension curtailment/settlement	—	—	(941)	(941)
Liability, December 31, 2009	$2,240	$—	$714	$2,954

Other Costs in the Tubes and Cores/Paper segment include settlement charges of $941 related to a defined benefit pension plan maintained for the hourly union employees of the Canadian paper mill. During 2009, the Company received proceeds of $1,149 from the sale of a building at a tube and core operation in Canada. The resulting gain of $974 is shown under “Adjustments” in the table above.

During the years ended December 31, 2009 and 2008, the Company also recorded noncash, after-tax offsets in the amounts of $18 and $1,131, respectively, to reflect a minority interest holder’s portion of restructuring costs that were charged to expense.

The Company expects to pay the majority of the remaining Other 2008 Actions restructuring costs by the end of 2010 using cash generated from operations.

Other 2007 Actions

In 2007, the Company initiated the closures of the following operations: a metal ends plant in Brazil (Consumer Packaging segment), a rigid packaging plant in the United States (part of the Consumer Packaging segment), a paper mill in China (part of the Tubes and Cores/Paper segment), a molded plastics plant in Turkey (part of All Other Sonoco), and a point-of-purchase display manufacturing plant in the United States (part of the Packaging Services segment).

Below is a summary of the Other 2007 Actions and related expenses by type incurred, and estimated to be incurred, through the end of the restructuring initiative.

	Year Ended December 31,			Total Incurred to Date	Estimated Total Cost
2007 Actions	2009	2008	2007
Severance and Termination Benefits
Tubes and Cores/Paper segment	$510	$6,908	$1,148	$8,566	$8,566
Consumer Packaging segment	—	653	874	1,527	1,527
Packaging Services segment	(7)	270	134	397	397
All Other Sonoco	—	—	36	36	36
Asset Impairment/Disposal of Assets
Tubes and Cores/Paper segment	(11,682)	(845)	—	(12,527)	(12,527)
Consumer Packaging segment	24	5,181	16,348	21,553	21,553
All Other Sonoco	—	(61)	597	536	536
Other Costs
Tubes and Cores/Paper segment	291	604	—	895	995
Consumer Packaging segment	125	3,097	273	3,495	3,495
All Other Sonoco	—	—	228	228	228
Total Charges and Adjustments	$(10,739)	$15,807	$19,638	$24,706	$24,806

F9

The following table sets forth the activity in the 2007 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets:

2007 Actions Accrual Activity	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability, December 31, 2007	$1,165	$—	$230	$1,395
2008 charges	7,974	10,067	3,704	21,745
Adjustments	(143)	(5,792)	(3)	(5,938)
Cash receipts/(payments)	(7,513)	14,671	(3,920)	3,238
Asset write downs/disposals	—	(18,946)	—	(18,946)
Foreign currency translation	262	—	(11)	251
Liability, December 31, 2008	$1,745	$—	$—	$1,745
2009 charges	510	24	416	950
Adjustments	(7)	(11,682)	—	(11,689)
Cash receipts/(payments)	(2,196)	11,682	(416)	9,070
Asset write downs/disposals	—	(24)	—	(24)
Foreign currency translation	(7)	—	—	(7)
Liability, December 31, 2009	$45	$—	$—	$45

Sales proceeds of $14,671, net of commissions, were received in December 2008 related to the sale of the Company’s paper mill in China. At the time these proceeds were received, the book value of property, plant and equipment and land use rights (an intangible asset) was written off. The remaining sales proceeds totaling $11,211 were received during 2009, the full amount of which is reflected as a net gain under “Adjustments” in the table above. At the time of the sale, the Company believed collectibility was uncertain. As a result, proceeds from this transaction were recorded on a cash basis and gains recognized only to the extent that cash collected exceeded the book value of the assets sold.

During the years ended December 31, 2009, 2008 and 2007, the Company also recorded non-cash, after-tax offsets in the amounts of $(3,805), $2,971, and $64, respectively, to reflect the impact of the noncontrolling interest holder’s portion of the sale of the paper mill in China.

The Company expects to pay the majority of the remaining Other 2007 Actions restructuring costs during 2010 using cash generated from operations.

Earlier Actions

Earlier Actions are comprised of two formal restructuring plans, the 2006 Plan and the 2003 Plan, both of which included a number of plant closures and workforce reductions. At December 31, 2009, the remaining restructuring accrual for Earlier Actions was $644. The accrual, included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheet, relates primarily to building lease terminations and unpaid severance and termination benefits. The Company expects to recognize future pre-tax charges of approximately $100 associated with Earlier Actions, primarily related to building lease terminations and costs of exiting two closed facilities in Europe. The Company expects both the liability and the future costs to be fully paid by the end of 2012 using cash generated from operations.

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

4. CASH AND CASH EQUIVALENTS

Cash equivalents are composed of highly liquid investments with an original maturity of three months or less. Cash equivalents are recorded at cost, which approximates market. At December 31, 2009 and 2008, outstanding checks totaling $21,069 and $23,781, respectively, were included in “Payable to suppliers” on the Company’s Consolidated Balance Sheets. In addition, outstanding payroll checks of $1,372 and $1,229 as of December 31, 2009 and 2008, respectively, were included in “Accrued wages and other compensation” on the Company’s Consolidated Balance Sheets.

The Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. The Company’s Consolidated Balance Sheets reflect a net cash deposit under this pooling arrangement of $7,061 and $1,753 as of December 31, 2009 and 2008, respectively.

5. INVENTORIES

Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) method is used for the valuation of certain of the Company’s domestic inventories, primarily metal, internally manufactured paper and paper purchased from third parties. The LIFO method of accounting was used to determine the costs of approximately 23% and 23% of total inventories at December 31, 2009 and 2008, respectively. The remaining inventories are determined on the first-in, first-out (FIFO) method.

FORM 10-K ■ SONOCO 2009 ANNUAL REPORT	F10

If the FIFO method of accounting had been used for all inventories, total inventory would have been higher by $19,155 and $17,667 at December 31, 2009 and 2008, respectively.

6. PROPERTY, PLANT AND EQUIPMENT

Plant assets represent the original cost of land, buildings and equipment, less depreciation, computed under the straight-line method over the estimated useful lives of the assets, and are reviewed for impairment whenever events indicate the carrying value may not be recoverable.

Equipment lives generally range from three to 11 years, and buildings from 15 to 40 years.

Timber resources are stated at cost. Depletion is charged to operations based on the estimated number of units of timber cut during the year.

Details at December 31 are as follows:

	2009	2008
Land	$74,281	$74,254
Timber resources	39,348	39,274
Buildings	429,360	420,642
Machinery and equipment	2,343,117	2,210,659
Construction in progress	54,221	62,913
	2,940,327	2,807,742
Accumulated depreciation and depletion	(2,013,498)	(1,834,300)
Property, plant and equipment, net	$926,829	$973,442

Estimated costs for completion of capital additions under construction totaled approximately $58,000 at December 31, 2009.

Depreciation and depletion expense amounted to $161,180 in 2009, $170,032 in 2008 and $170,013 in 2007.

The Company has certain properties and equipment that are leased under noncancelable operating leases. Future minimum rentals under noncancelable operating leases with terms of more than one year are as follows: 2010 – $33,200; 2011 – $24,500; 2012 – $20,300; 2013 – $13,300; 2014 – $8,400 and thereafter – $16,000. Total rental expense under operating leases was approximately $50,100 in 2009, $52,900 in 2008 and $46,800 in 2007.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company accounts for goodwill in accordance with U.S. GAAP under which purchased goodwill and intangible assets with indefinite lives are not amortized. The Company evaluates its goodwill for impairment at least annually, and more frequently if indicators of impairment are present. In performing the impairment test, the Company uses discounted future cash flows to estimate the fair value of each reporting unit giving consideration to multiples it believes could be obtained in a sale. If the fair value of the reporting unit exceeds the carrying value of the reporting unit’s assets, including goodwill, there is no impairment. Otherwise, if the carrying value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment charge is recognized for the excess.

The Company completed its annual goodwill impairment testing during the third quarters of 2009, 2008 and 2007. Based on the results of these evaluations, the Company concluded that there was no impairment of goodwill for any of its reporting units. For testing purposes, the fair values of the Company’s reporting units were estimated based on projections of future years’ operating results and associated cash flows. For 2009, these projections reflected management’s expectations for a gradual recovery in the overall economy beginning in 2010 as well as improved results from ongoing growth opportunities and initiatives. Should the improved operating results reflected in these projections not materialize, future goodwill impairment charges may be required. Reporting units with significant goodwill whose results need to show improvement from current levels, beyond that expected from a recovery in the general economy, in order to assure that there will not be a future impairment include Tubes & Cores/Paper – Europe, Matrix Packaging, and Molded Plastics. The estimated fair values of these reporting units exceeded their carrying values by approximately $58,000, or 25%, for Matrix Packaging, approximately $12,000, or 14% for Molded Plastics, and approximately $81,000, or 28%, for Tubes and Cores/Paper – Europe. In addition, the Company’s Australian Rigid Paper Containers unit will need to show significant improvement from current performance levels. While the global economic recession has impacted each of these units, it has had a more significant impact on the operating results of Tubes & Cores/Paper- Europe and Molded Plastics. The Company expects operating results in all of these units to improve as general economic conditions improve and has implemented certain restructuring actions that are expected to bolster future cash flows. In addition, results in Matrix Packaging are projected to grow at levels beyond that expected from a recovery in the general economy.

During the fourth quarter of 2009, the Global Services unit participated in a bidding process conducted by its largest customer. The outcome of this bidding activity was unfavorable to the Company as a significant portion of the customer’s sales volume will be lost. In response, the Company reevaluated the goodwill of this reporting unit and determined it was not impaired. The Company’s reevaluation took into account this loss of the business, and concluded that the impact would be largely offset by projected growth with other customers.

Holding the other valuation assumptions constant, a downward shift in projected operating profits across all future periods in Matrix Packaging, Tubes and Cores/Paper – Europe, Molded Plastics and Global Services in excess of 24%, 24%, 11% and 31%, respectively, would indicate that the carrying value of the respective business unit may be in excess of fair value. The future operating performance of these units is dependent upon a number of variables which cannot be predicted with certainty.

If the Company’s assessment of the relevant facts and circumstances changes, if economic conditions fail to improve, or if actual performance in any of these reporting units falls short of expected results, noncash impairment charges may be required. Total goodwill associated with Global Services, Matrix Packaging, Tubes & Cores/Paper – Europe, Molded Plastics, and Rigid Paper Containers – Australia was approximately $150,100, $127,600, $108,900, $41,900, and $5,400 respectively at December 31, 2009.

F11

The changes in the carrying amount of goodwill for the year ended December 31, 2009, are as follows:

	Tubes and Cores /Paper Segment	Consumer Packaging Segment	Packaging Services Segment	All Other Sonoco	Total
Balance as of January 1, 2009	$229,239	$337,922	$149,582	$66,240	$782,983
Goodwill on acquisitions	—	—	500	2,504	3,004
Dispositions	(1,643)	—	—	—	(1,643)
Foreign currency translation	9,279	19,876	—	31	29,186
Balance as of December 31, 2009	$236,875	$357,798	$150,082	$68,775	$813,530

The Company recorded $3,004 of goodwill in 2009. Of this total, $2,504 was in connection with the acquisition of the injection molded plastic spools and reels business of EconoReel Corporation. The remaining $500 was related to the payment of contingent consideration on the prior year acquisition of Amtex Packaging, Inc. In addition, the Company disposed of $1,643 of goodwill associated with the sale of a recovered paper brokerage business in Canada.

Other Intangible Assets

Intangible assets are amortized, usually on a straight-line basis, over their respective useful lives, which generally range from three to 20 years. The Company evaluates its intangible assets for impairment whenever indicators of impairment exist. The Company has no intangibles with indefinite lives.

	2009	2008
Other Intangible Assets, Gross:
Patents	$2,592	$3,559
Customer lists	161,007	156,883
Land use rights	340	316
Supply agreements	1,000	1,000
Other	7,830	12,047
Total Other Intangible Assets, Gross	$172,769	$173,805
Total accumulated amortization	$(57,725)	$(53,265)
Other Intangible Assets, Net	$115,044	$120,540

The Company recorded $3,250 of identifiable intangibles in connection with the 2009 purchase of the injection molded plastic spools and reels business of EconoReel Corporation. Of this total, $1,900 related to patents that will be amortized over 12 years, $1,200 related to customer lists that will be amortized over 12 years with the remaining $150 consisting of a non-compete agreement that will be amortized over 5 years. During 2009, the Company wrote off patents and other intangible assets with a gross cost of approximately $8,600. These intangible assets, which were fully amortized, had no legal or economic life remaining.

Aggregate amortization expense on intangible assets was $12,407, $13,002 and $11,326 for the years ended December 31, 2009, 2008 and 2007, respectively. Amortization expense on intangible assets is expected to approximate $12,200 in 2010, $11,900 in 2011, $11,400 in 2012, $11,200 in 2013 and $10,900 in 2014.

8. DEBT

Debt at December 31 was as follows:

	2009	2008
Commercial paper, average rate of 0.67% in 2009 and 3.13% in 2008	$0	$95,000
6.75% debentures due November 2010	99,986	99,954
6.5% debentures due November 2013	248,984	249,439
5.625% debentures due November 2016	149,537	149,465
9.2% debentures due August 2021	41,305	41,305
Foreign denominated debt, average rate of 9.4% in 2009 and 6.5% in 2008	27,229	43,284
Other notes	13,755	11,378
Total debt	580,796	689,825
Less current portion and short-term notes	118,053	32,978
Long-term debt	$462,743	$656,847

The Company operates a $500,000 commercial paper program that provides a flexible source of domestic liquidity. The program is supported by a bank credit facility of an equal amount established May 3, 2006, with a syndicate of lenders that is committed until May 2011. In the event that a disruption of global credit markets were to prevent the Company from issuing commercial paper, it has the contractual right to draw funds directly on the underlying bank credit facility. Based on the information currently available to it, the Company believes that its lenders have the ability to meet their obligations under the facility. At the Company’s discretion, the borrowing rate for such loans could be based on either the agent bank’s prime rate or a pre-established spread over LIBOR. Outstanding commercial paper is typically classified as long-term debt.

During the latter part of 2008, the Internal Revenue Service issued a temporary rule extending to 60 days the period that U.S. corporations may borrow funds from foreign subsidiaries without unfavorable tax consequences. The Company utilized this rule at December 31, 2008 and at various times throughout 2009, including year end. Offshore cash accessed was used in lieu of issuing commercial paper. Amounts outstanding subject to the rule at December 31, 2009 and 2008 were $40,000 and $72,000, respectively. These short-term lending arrangements were subsequently settled within the 60 day provision, resulting in equivalent increases in commercial paper outstanding and cash on hand. Depending on its immediate offshore cash needs, the Company may choose to access such funds again in the future as allowed by this temporary rule.

In addition, at December 31, 2009, the Company had approximately $202,000 available under unused short-term lines of credit. These short-term lines of credit are for general Company purposes, with interest at mutually agreed-upon rates.

FORM 10-K ■ SONOCO 2009 ANNUAL REPORT	F12

Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires the Company to maintain a minimum level of net worth, as defined. As of December 31, 2009, the Company’s defined net worth was approximately $439,000 above the minimum level required under this covenant.

The principal requirements of debt maturing in the next five years are: 2010 – $118,053; 2011 – $1,989; 2012 – $12,394; 2013 – $250,787 and 2014 – $1,743.

9. FINANCIAL INSTRUMENTS AND DERIVATIVES

The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments where the carrying amount differs from the fair value.

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$462,743	$473,573	$656,847	$599,748

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

Cash Flow Hedges

At December 31, 2009 and 2008, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. To the extent considered effective, the changes in fair value of these contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which the hedged item impacts earnings.

Commodity Cash Flow Hedges

The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas and aluminum. At December 31, 2009, natural gas swaps covering approximately 5.8 million MMBTUs were outstanding. These contracts represent approximately 75%, 37% and 16% of anticipated U.S. and Canadian usage for 2010, 2011 and 2012 respectively. Additionally, the Company had swap contracts covering 3,765 metric tons of aluminum representing approximately 27% of anticipated usage for 2010. The fair values of the Company’s commodity cash flow hedges were in loss positions totaling $8,294 and $20,491 at December 31, 2009 and 2008, respectively.

Foreign Currency Cash Flow Hedges

The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases forecasted to occur in 2010. At December 31, 2009, the net position of these contracts was to purchase approximately 56.6 million Canadian dollars, 1.7 million British pounds, and 170.5 million Mexican pesos and to sell approximately 5.6 million Australian dollars, 3.0 million New Zealand dollars, and 3.4 million euros. The fair value of these foreign currency cash flow hedges was $721 at December 31, 2009. The fair value of foreign currency cash flow hedges at December 31, 2008 was $(666).

Fair Value Hedges

During the third quarter, the Company entered into an interest rate derivative to swap $150,000 notional value of its 6.5% debentures due November 2013 to a floating rate. The effect of this fair value hedge was a decrease of the carrying value of the related bonds of $572 at December 31, 2009. The fair value of this hedge was a net liability of $(647) at December 31, 2009. The Company had no fair value hedges at December 31, 2008.

Other Derivatives

The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and existing foreign currency denominated receivables and payables. The Company does not apply hedge accounting treatment under FAS 133 for these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur. At December 31, 2009, the net position of these contracts, all of which were short term, was to sell approximately 39.5 million Canadian dollars and purchase 0.5 million British Pounds and 9.8 billion Colombian Pesos. The fair value of these derivatives was $795 at December 31, 2009. At December 31, 2008 the fair value of such derivatives was $6,264.

F13

The following table sets forth the location and fair values of the Company’s derivative instruments at December 31, 2009:

Description	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Commodity Contracts	Other Current Assets	$2,080
Commodity Contracts	Other Current Liabilities	$6,940
Commodity Contracts	Other Long Term Liabilities	$3,434
Foreign Exchange Contracts	Other Current Assets	$792
Foreign Exchange Contracts	Other Current Liabilities	$71
Derivatives designated as fair value hedges:
Interest Rate Swap Contracts	Other Long Term Liabilities	$647
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$816
Foreign Exchange Contracts	Other Current Liabilities	$21

The following table sets forth the effect of the Company’s derivative instruments on financial performance for the twelve months ended December 31, 2009:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$3,538	Net sales	$5,201	Net sales	$—

		Cost of sales	$(3,297)	Cost of sales	$—

Commodity Contracts	$(13,679)	Cost of sales	$(25,462)	Cost of sales	$328

Fair value hedge derivatives:

Interest Rate Swap				Interest expense	$(75)

		Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts		Cost of sales	$541

		Selling, general and administrative	$717

FORM 10-K ■ SONOCO 2009 ANNUAL REPORT	F14

10: Fair Value Measurements

The Financial Accounting Standards Board issued new requirements concerning employers’ disclosures about postretirement benefit plan assets in December 2008. The applicable provisions of the new disclosure requirements were effective for companies with fiscal year’s ending after December 15, 2009, and as such the required disclosures are presented below.

The following tables set forth information regarding the Company’s financial assets and financial liabilities that are measured at fair value at December 31, 2009 and 2008. The Company does not currently have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2009	Quoted Market Prices in Active Market for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivatives	$3,787	$—	$3,787	$—
Deferred Compensation Plan Assets	1,998	1,998	—	—
Postretirement Benefit Plan Assets:
Mutual Funds [a]	746,569	—	746,569	—
Common Stocks	103,761	103,761	—	—
Short-Term Investments [b]	78,324	—	78,324	—
Hedge Fund of Funds [c]	37,270	—	—	37,270
Real Estate [d]	32,624	—	—	32,624
Cash Surrender Value of Life Insurance Policies, net of loans	5,685	—	—	5,685

Cash and Accrued Income	1,968	1,968	—	—

Guaranteed Investment Contracts	68	—	—	68
Forward Contracts	(6)	—	(6)	—
Total Postretirement Benefit Plan Assets	$1,006,263	$105,729	$824,887	$75,647

Liabilities:
Derivatives	$11,113	$—	$11,113	$—
[a]

Mutual fund investments are comprised predominantly of equity securities of U.S. corporations with large capitalizations. This category also includes funds invested in Corporate equities in international and emerging markets and funds invested in long-term domestic bonds.

[b]	This category includes several money market funds used for managing overall liquidity.
[c]

This category includes investments in a number of funds representing a variety of strategies intended to diversify risks and reduce volatility. It includes event-driven credit and equity investments targeted at economic policy decisions, long and short positions in U.S. and international equities, arbitrage investments, and emerging market equity investments.

[d]	This category includes funds invested in real estate (including office, industrial, residential, and retail) primarily throughout the United States.

The Company’s pension plan assets comprise more than 98% of its total postretirement benefit plan assets. The assets of the Company’s various pension plans and retiree health and life insurance plans are largely invested in the same funds and investments and in similar proportions and, as such, are not shown separately, but are combined in the table above. Postretirement benefit plan assets are netted against postretirement benefit obligations to determine the funded status of each plan. The funded status is recognized in the Company’s Consolidated Balance Sheets as shown in Note 12.

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2008	Quoted Market Prices in Active Market for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivatives	$6,628	$—	$6,628	$—
Deferred Compensation Plan Assets	1,648	1,648	—	—

Liabilities:
Derivatives	$21,208	$—	$21,208	$—

F15

The following table sets forth information summarizing the changes in fair value of the Company’s Level 3 assets for the year ended December 31, 2009. All of these assets were held in the Company’s postretirement benefit plans. The Company’s Level 3 postretirement benefit plan assets at December 31, 2008 did not require disclosure.

	Dec. 31, 2008	Purchases	Sales	Gain/(Loss) on Assets Sold	Gain/(Loss) on Assets Held	Foreign Currency Translation	Dec. 31, 2009
Level 3 Assets:
Hedge Fund of Funds	$36,314	$35,605	$(35,605)	$(709)	$1,665	$—	$37,270
Real Estate	44,056	319	(416)	155	(11,890)	400	32,624
Cash Surrender Value of Life Insurance Policies, net of loans	5,348	—	—	—	337	—	5,685
Guaranteed Investment Contracts	74	3	(9)	—	—	—	68
Total Level 3 Assets	$85,792	$35,927	$(36,030)	$(554)	$(9,888)	$400	$75,647

The fair value of Level 3 real estate investments is determined by the fund sponsor using independent appraisers to value the underlying properties on an annual basis (at a minimum). The property valuations and the key valuation-sensitive assumptions are reviewed by the fund sponsor and adjusted if there has been a significant change in circumstances related to the property since the last valuation. Fair value measurements of investments in the hedge fund of funds employ combinations of the market, income, and cost approach, depending upon the nature of the underlying investments. Level 3 assets comprise approximately 7.5% of the Company’s total postretirement benefit plan assets and are utilized in order to provide an additional measure of diversification. They are not considered a critical part of the Company’s overall investment strategy.

As discussed in Note 9, the Company uses derivatives to mitigate the effect of raw material and energy cost fluctuations, foreign currency fluctuations and interest rate movements. Fair value measurements for the Company’s derivatives are classified under Level 2 because such measurements are determined using published market prices or estimated based on observable inputs such as interest rates, yield curves, spot and future commodity prices and spot and future exchange rates.

Certain deferred compensation plan liabilities are funded and the assets invested in various exchange traded mutual funds. These assets are measured using quoted prices in accessible active markets for identical assets.

11. STOCK-BASED COMPENSATION PLANS

The Company provides share-based compensation to certain of its employees and non-employee directors in the form of stock options, stock appreciation rights, restricted stock units and other share-based awards. Awards issued prior to 2009 were issued pursuant to the 1991 Key Employee Stock Plan (the “1991 Plan”) or the 1996 Non-Employee Directors Stock Plan (the “1996 Plan”). Awards issued after 2008 were issued pursuant to the Sonoco Products Company 2008 Long-Term Incentive Plan (the “2008 Plan”), which became effective upon approval by the shareholders on April 16, 2008. The maximum number of shares of common stock that may be issued under the 2008 Plan was set at 8,500,000 shares, subject to certain adjustments, which includes all awards that were granted, forfeited or expired during 2008 under all previous plans. At December 31, 2009, a total of 5,914,617 shares remain available for future grant under the 2008 Plan. After the effective date of the 2008 Plan, no awards may be granted under any previous plan. The Company issues new shares for stock option and stock appreciation right exercises and stock unit conversions. Although the Company from time to time has repurchased shares to replace its authorized shares issued under its stock compensation plans, there is no specific schedule or policy to do so. The Company’s stock-based awards to non-employee directors have not been material.

Accounting for Share-based Compensation

For stock appreciation rights granted to retiree-eligible employees, the service completion date is assumed to be the grant date; therefore, expense associated with share-based compensation to these employees is recognized at that time.

Total compensation cost for share-based payment arrangements was $8,616, $4,177 and $11,000, for 2009, 2008 and 2007, respectively. The related tax benefit recognized in net income was $3,254, $1,550 and $3,908, for the same years, respectively. Share-based compensation expense is included in “Selling, general and administrative expenses” in the Consolidated Statements of Income.

An “excess” tax benefit is created when the tax deduction for an exercised stock option, exercised stock appreciation right or converted stock unit exceeds the compensation cost that has been recognized in income. The excess benefit is not recognized on the income statement, but rather on the balance sheet as additional paid-in capital. The additional net excess tax benefit realized was $1,030, $709 and $9,312 for 2009, 2008 and 2007, respectively.

Stock Options and Stock Appreciation Rights (SARs)

The Company typically grants stock appreciation rights annually on a discretionary basis to its key employees. Prior to 2006, options were granted at market (had an exercise price equal to the closing market price on the date of grant), had 10-year terms and vested over one year, except for the options granted in 2005, which vested immediately. In 2006, the Company began to grant stock appreciation rights (SARs) instead of stock options. SARs are granted at market, vest over one year, have seven-year terms and can be settled only in

FORM 10-K ■ SONOCO 2009 ANNUAL REPORT	F16

stock. Both stock options and SARs are exercisable upon vesting. On February 4, 2009, the Company granted to employees 859,875 stock-settled SARs, net of forfeitures. All SARs were granted at the closing market prices on the dates of grant. As of December 31, 2009, there was $136 of total unrecognized compensation cost related to nonvested SARs. This cost will be recognized over the remaining weighted-average vesting period, which is approximately one month.

The weighted-average fair value of options and SARs granted was $4.21, $4.36 and $6.43 per share in 2009, 2008 and 2007, respectively. The Company computed the estimated fair values of all options and SARs using the binomial option-pricing model applying the assumptions set forth in the following table:

	2009	2008	2007
Expected dividend yield	4.6%	3.6%	2.5%
Expected stock price volatility	29.4%	22.1%	18.3%
Risk-free interest rate	1.9%	2.7%	4.8%
Expected life of options/SARs	4 years	4 years	4 years

The assumptions employed in the calculation of the fair value of stock options and SARs were determined as follows:

•	Expected dividend yield – the Company’s annual dividend divided by the stock price at the time of grant.
•	Expected stock price volatility – based on historical volatility of the Company’s common stock measured weekly for a time period equal to the expected life.
•	Risk-free interest rate – based on U.S. Treasury yields in effect at the time of grant for maturities equal to the expected life.
•	Expected life – calculated using the simplified method as prescribed in U.S. GAAP, where the expected life is equal to the sum of the vesting period and the contractual term divided by two.

The following tables summarize information about stock options and SARs outstanding and exercisable at December 31, 2009. At December 31, 2009, the fair market value of the Company’s stock used to calculate intrinsic value was $29.25 per share.

	Options and SARs Vested and Expected to Vest
Range of Exercise Prices	Number Outstanding	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price	Aggregate Intrinsic Value
$19.69 - $23.80	2,178,236	3.5 years	$22.93	$13,764
$23.86 - $28.93	1,872,377	4.6 years	$25.60	$6,836
$29.30 - $43.83	1,834,044	5.0 years	$33.49	$—

$19.69 - $43.83	5,884,657	4.0 years	$27.07	$20,600

	Options and SARs Exercisable
Range of Exercise Prices	Number Exercisable	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price	Aggregate Intrinsic Value
$19.69 - $23.80	1,320,361	1.9 years	$22.44	$8,994
$23.86 - $28.93	1,872,377	4.6 years	$25.60	$6,836
$29.30 - $43.83	1,834,044	5.0 years	$33.49	$—

$19.69 - $43.83	5,026,782	3.7 years	$27.65	$15,830

The activity related to the Company’s stock options and SARs is as follows:

	Nonvested	Vested	Total	Weighted- average Exercise Price
Outstanding, December 31, 2008	645,500	5,133,940	5,779,440	$27.32
Vested	(645,500)	645,500	—
Granted	857,875	2,000	859,875	$23.69
Exercised	—	(343,076)	(343,076)	$20.87
Forfeited/Expired	—	(411,582)	(411,582)	$28.72

Outstanding, December 31, 2009	857,875	5,026,782	5,884,657	$27.07

The aggregate intrinsic value of options and SARs exercised during the years ended December 31, 2009, 2008 and 2007 was $2,269, $2,264 and $26,631, respectively. Cash received by the Company on option exercises was $7,159, $6,470 and $49,698 for the same years, respectively.

Performance-based Stock Awards

The Company typically grants performance contingent restricted stock units (PCSUs) annually on a discretionary basis to certain of its executives and other members of its management team. Both the ultimate number of PCSUs awarded and the vesting period are dependent upon the degree to which performance targets are achieved for three-year performance periods. Half of the units available to be earned are tied to an earnings target and half are tied to a return on assets target. A minimum number of units are awarded regardless of performance. Units awarded vest over five years from the grant date with accelerated vesting over three years if the respective performance target is met. Upon vesting, PCSUs are convertible into common shares on a one-for-one basis.

The three-year performance cycle for the 2007 awards was completed on December 31, 2009. Based on performance, only 96,738 stock units will be awarded, which was the minimum provided for under the award, and did not qualify for accelerated vesting. Therefore, half of these stock units will vest on December 31, 2010 and the remaining half will vest on December 31, 2011.

For the awards granted in 2008 and 2009, the total PCSUs that could ultimately vest ranges from 284,468 to 853,403. The 2008 awards can range from 115,255 to 345,765 units and are tied to the three-year performance period ending December 31, 2010. The 2009 awards can range from 169,213 to 507,638 units and are tied to the three-year period ending December 31, 2011.

The Company’s 2006 performance program completed its three-year performance cycle on December 31, 2008. Based on meeting performance goals established at the time of the award, participants earned 202,050 stock units with a vested intrinsic value of $4,679.

Noncash stock-based compensation associated with PCSUs totaled $4,001, $741 and $6,619 for 2009, 2008 and 2007, respectively. As of December 31, 2009, there was approximately $8,791 of total unrecognized compensation cost related to nonvested PCSUs. This cost is expected to be recognized over a weighted-average period of 36 months.

F17

Restricted Stock Awards

Since 1994, the Company has from time to time granted awards of restricted stock units to certain of the Company’s executives. These awards normally vest over a five-year period with one-third vesting on each of the third, fourth and fifth anniversaries of the grant. An executive must be actively employed by the Company on the vesting date for shares to be issued. However, in the event of the executive’s death, disability or retirement prior to full vesting, shares will be issued on a pro rata basis up through the time the executive’s employment ceases. Participants can elect to defer receipt. Once vested, these awards do not expire. As of December 31, 2009, a total of 437,316 restricted stock units remained outstanding, 305,417 of which were vested. During 2009, 8,133 restricted stock units vested and 31,279 restricted stock units were granted. Noncash stock-based compensation associated with restricted stock grants totaled $746, $558 and $419 for 2009, 2008 and 2007, respectively. As of December 31, 2009, there was $1,118 of total unrecognized compensation cost related to nonvested restricted stock units. This cost is expected to be recognized over a weighted-average period of 22 months.

The activity related to the PCSUs and restricted stock units is as follows:

	Nonvested	Vested	Total	Average Grant Date Fair Value Per Share
Outstanding, December 31, 2008	321,686	865,764	1,187,450	$29.80
Granted	481,327	—	481,327	$23.69
Vested	(7,546)	7,546	—
Converted	—	(122,463)	(122,463)	$29.74
Dividend equivalents	5,741	35,067	40,808	$24.06

Outstanding, December 31, 2009	801,208	785,914	1,587,122	$27.81

Deferred Compensation Plans

Certain officers of the Company may elect to defer a portion of their compensation in the form of stock units. Units are granted as of the day the cash compensation would have otherwise been paid using the closing price of the Company’s common stock on that day. The units immediately vest and earn dividend equivalents. Units are distributed in the form of common stock upon retirement over a period elected by the employee. Cash compensation totaling $772 was deferred as stock units during 2009, resulting in 32,372 units being granted. Conversions to common stock during 2009 totaled 916 shares.

Since 2006, non-employee directors have been required to defer a minimum of 50% of their quarterly retainer fees into stock units. Units are granted as of the day the cash compensation would have otherwise been paid using the closing price of the Company’s common stock on that day. The units immediately vest and earn dividend equivalents. Distributions begin after retirement from the board over a period elected by the director.

12. EMPLOYEE BENEFIT PLANS

Retirement Plans and Retiree Health and Life Insurance Plans

The Company provides non-contributory defined benefit pension plans for a majority of its employees in the United States, and certain of its employees in Mexico and Belgium. Effective December 31, 2003, the Company froze participation for newly hired salaried and non-union hourly U.S. employees in its traditional defined benefit pension plan. At that time, the Company adopted a defined contribution plan, the Sonoco Investment and Retirement Plan (SIRP), which covers its non-union U.S. employees hired on or after January 1, 2004. The Company also sponsors contributory defined benefit pension plans covering the majority of its employees in the United Kingdom, Canada and the Netherlands.

On February 4, 2009, the U.S. qualified defined benefit pension plan was amended to freeze plan benefits for all active participants effective December 31, 2018. At that time, remaining active participants in the U.S. qualified plan will become participants of the SIRP effective January 1, 2019. Active participants of the U.S. qualified plan had a one-time option to transfer into the SIRP effective January 1, 2010. Approximately one third of the active participants chose that option. The plan amendment also affected participants covered by the pension restoration plan (a nonqualified plan) as the benefit formulas for the restoration plan are linked to the qualified plan. The plan amendment resulted in the assets and liabilities of the U.S. qualified and nonqualified plan being remeasured as of February 4, 2009.

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

FORM 10-K ■ SONOCO 2009 ANNUAL REPORT	F18

The components of net periodic benefit cost include the following:

	2009	2008	2007
Retirement Plans
Service cost	$21,757	$26,831	$29,563
Interest cost	73,221	74,105	70,651
Expected return on plan assets	(59,275)	(89,750)	(89,201)
Amortization of net transition obligation	353	504	774
Amortization of prior service cost	956	1,549	1,453
Amortization of net actuarial loss	41,317	12,685	20,847
Special termination benefit cost	—	288	16
Effect of settlement loss	935	3,902	—
Effect of curtailment loss	3,005	520	—
Other	(171)	—	664
Net periodic benefit cost	$82,098	$30,634	$34,767

Retiree Health and Life Insurance Plans
Service cost	$1,454	$1,766	$2,423
Interest cost	3,693	4,203	4,789
Expected return on plan assets	(1,206)	(1,966)	(2,118)
Amortization of prior service credit	(11,155)	(10,928)	(9,738)
Amortization of net actuarial loss	2,319	2,547	4,045
Net periodic benefit income	$(4,895)	$(4,378)	$(599)

The following tables set forth the Plans’ obligations and assets at December 31:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2009	2008	2009	2008
Change in Benefit Obligation
Benefit obligation at January 1	$1,176,000	$1,235,050	$69,028	$78,611
Service cost	21,757	26,831	1,454	1,766
Interest cost	73,221	74,124	3,693	4,203
Plan participant contributions	1,332	1,803	3,015	3,423
Plan amendments	(4,300)	2,658	(17,625)	(691)
Actuarial loss/(gain)	74,797	(24,989)	(3,678)	(10,084)
Benefits paid	(66,231)	(63,751)	(6,049)	(8,020)
Impact of foreign exchange rates	24,211	(69,937)	70	(180)
Special termination benefit cost	—	288	—	—
Effect of settlements	(1,877)	(9,455)	—	—
Effect of curtailments	(12,363)	147	—	—
Other	(305)	3,231	—	—
Benefit obligation at December 31	$1,286,242	$1,176,000	$49,908	$69,028

	Retirement Plans		Retiree Health and Life Insurance Plans
	2009	2008	2009	2008
Change in Plan Assets
Fair value of plan assets at January 1	$768,169	$1,144,109	$17,280	$27,820
Actual return on plan assets	157,760	(262,459)	3,783	(7,356)
Company contributions	113,177	17,222	1,434	1,533
Plan participant contributions	1,332	1,803	3,015	3,423
Benefits paid	(66,231)	(63,751)	(6,049)	(8,020)
Impact of foreign exchange rates	19,948	(58,203)	—	—
Expenses paid	(5,252)	(3,917)	(108)	(120)
Effect of settlements	(1,877)	(9,455)	—	—
Other	(118)	2,820	—	—
Fair value of plan assets at December 31	$986,908	$768,169	$19,355	$17,280
Funded Status of the Plans	$(299,334)	$(407,831)	$(30,553)	$(51,748)

	Retirement Plans		Retiree Health and Life Insurance Plans
	2009	2008	2009	2008
Total Recognized Amounts in the Consolidated Balance Sheets
Noncurrent assets	$300	$293	$—	$—
Current liabilities	(8,904)	(10,725)	(1,438)	(1,513)
Noncurrent liabilities	(290,730)	(397,399)	(29,115)	(50,235)
Net liability	$(299,334)	$(407,831)	$(30,553)	$(51,748)

Items not yet recognized as a component of net periodic pension cost that are included in Accumulated Other Comprehensive Loss (Income) as of December 31, 2009 and 2008, are as follows:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2009	2008	2009	2008
Net actuarial loss	$499,919	$574,207	$19,428	$27,902
Prior service cost/(credit)	790	9,044	(24,263)	(17,787)
Net transition obligation	2,367	2,720	—	—
	$503,076	$585,971	$(4,835)	$10,115

F19

Of the amounts included in Accumulated Other Comprehensive Loss (Income) as of December 31, 2009, the portions the Company expects to recognize as components of net periodic benefit cost in 2010 are as follows:

	Retirement Plans	Retiree Health and Life Insurance Plans
Net actuarial loss	$34,993	$ 2,386
Prior service cost/(credit)	62	(10,401)
Net transition obligation	461	—
	$35,516	$ (8,015)

The amounts recognized in Other Comprehensive Loss/(Income) during 2009 and 2008 include the following:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2009	2008	2009	2008
Adjustments arising during the period:
Net actuarial loss/(gain)	$(32,036)	$322,501	$(6,155)	$343
Prior service cost/(credit)	(4,293)	2,371	(17,631)	(1,623)
Net transition asset	—	(1,313)	—	—
Reversal of amortization:
Net actuarial loss	(42,252)	(12,676)	(2,319)	(2,547)
Prior service cost/(credit)	(3,961)	(1,549)	11,155	10,928
Net transition obligation	(353)	(504)	—	—
Total recognized in Other Comprehensive Loss/(Income)	$(82,895)	$308,830	$(14,950)	$7,101
Total recognized in Net Periodic Benefit Cost and Other Comprehensive Loss/(Income)	$(797)	$339,464	$(19,845)	$2,723

The accumulated benefit obligation for all defined benefit plans was $1,222,455 and $1,087,309 at December 31, 2009 and 2008, respectively.

The projected benefit obligation (PBO), accumulated benefit obligation (ABO) and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were, $1,280,291, $1,216,504 and $980,657, respectively, as of December 31, 2009, and $1,171,432, $1,082,741 and $763,308, respectively, as of December 31, 2008.

The following table sets forth the Company’s projected benefit payments for the next ten years:

Year	Retirement Plans	Retiree Health and Life Insurance Plans
2010	$ 75,465	$ 5,810
2011	$ 76,089	$ 5,141
2012	$ 78,348	$ 5,098
2013	$ 79,714	$ 5,077
2014	$ 81,458	$ 5,139
2015-2019	$430,747	$23,390

Assumptions

The following tables set forth the major actuarial assumptions used in determining the PBO, ABO and net periodic cost.

Weighted-average assumptions used to determine benefit obligations at December 31	U.S. Retirement Plans	U.S. Retiree Health and Life Insurance Plans	Foreign Plans
Discount Rate
2009	5.74%	5.08%	5.00-6.75%
2008	6.12%	6.19%	6.00-7.50%
Rate of Compensation Increase
2009	4.59%	4.38%	2.50-4.00%
2008	4.66%	4.46%	2.50-4.00%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31	U.S. Retirement Plans	U.S. Retiree Health and Life Insurance Plans	Foreign Plans
Discount Rate
2009	6.48%	6.19%	6.00-7.50%
2008	6.39%	6.11%	5.50-6.25%
2007	5.83%	5.68%	4.00-5.25%
Expected Long-term Rate of Return
2009	8.50%	8.50%	3.75-7.70%
2008	8.50%	8.50%	3.75-7.80%
2007	8.50%	8.50%	3.75-8.00%
Rate of Compensation Increase
2009	4.66%	4.46%	2.50-4.00%
2008	4.77%	4.57%	2.00-4.50%
2007	4.88%	4.69%	1.00-4.00%

The Company adjusts its discount rates at the end of each fiscal year based on yield curves of high-quality debt instruments over durations that match the expected benefit payouts of each plan. The expected long-term rate of return assumption is based on the Company’s current and expected future portfolio mix by asset class, and expected nominal returns of these asset classes using an economic “building block” approach. Expectations for inflation and real interest

FORM 10-K ■ SONOCO 2009 ANNUAL REPORT	F20

rates are developed and various risk premiums are assigned to each asset class based primarily on historical performance. The expected long-term rate of return also gives consideration to the expected level of outperformance to be achieved on that portion of the Company’s investment portfolio under active management. The assumed rate of compensation increase reflects historical experience and management’s expectations regarding future salary and incentive increases.

Medical Trends

The U.S. Retiree Health and Life Insurance Plan makes up approximately 99% of the Retiree Health liability. Therefore, the following information relates to the U.S. plan only.

Healthcare Cost Trend Rate	Pre-age 65	Post-age 65
2009	8.30%	9.30%
2008	9.30%	10.30%

Ultimate Trend Rate	Pre-age 65	Post-age 65
2009	5.0%	6.0%
2008	5.0%	6.0%

Year at which the Rate Reaches the Ultimate Trend Rate	Pre-age 65	Post-age 65
2009	2014	2014
2008	2014	2014

Increasing the assumed trend rate for healthcare costs by one percentage point would increase the accumulated postretirement benefit obligation (the APBO) and total service and interest cost component approximately $707 and $70, respectively. Decreasing the assumed trend rate for healthcare costs by one percentage point would decrease the APBO and total service and interest cost component approximately $633 and $63, respectively. Based on amendments to the U.S. plan approved in 1999, which became effective in 2003, cost increases borne by the Company are limited to the Urban CPI, as defined.

Retirement Plan Assets

The following table sets forth the weighted-average asset allocations of the Company’s retirement plans at December 31, 2009 and 2008, by asset category.

Asset Category	U.S.	U.K.	Canada
Equity securities
2009	46.1%	76.6%	71.2%
2008	49.6%	73.7%	59.4%

Debt securities
2009	35.4%	19.9%	25.6%
2008	37.7%	21.7%	36.9%

Alternative
2009	8.5%	2.7%	0.0%
2008	12.7%	3.7%	0.0%

Cash and short-term investments
2009	10.0%	0.8%	3.2%
2008	0.0%	0.9%	3.7%

Total
2009	100.0%	100.0%	100.0%
2008	100.0%	100.0%	100.0%

The Company employs a total-return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a desired level of risk. Alternative assets such as real estate, private equity and hedge funds are used to enhance expected long-term returns while improving portfolio diversification. Risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial condition. Investment risk is measured and monitored on an ongoing basis through periodic investment portfolio reviews and periodic asset/liability studies.

At December 31, 2009, total postretirement benefit plan assets were $1,006,263, of which $776,657 were assets of the U.S. Defined Benefit Plan.

U.S. Defined Benefit Plan

The equity investments are diversified among U.S. and non-U.S. stocks of small to large capitalizations. During 2008, the Company completed an asset/liability study for the U.S. Defined Benefit Plan. As a result, the investment mix of the Plan was altered to include a larger percentage allocation to longer duration domestic bonds as well as an increased allocation to international equity securities and alternative investments. The level of domestic equity securities was decreased to accommodate these changes. The current target allocation (midpoint) for the investment portfolio is: Equity Securities – 52.5%, Debt Securities – 34.5%, Alternative – 13% and Cash – 0%. The Company made a $100,000 voluntary contribution to its U.S. Defined Benefit Plan in December 2009. At December 31, 2009, approximately $75,000 of cash and short-term investments were held by the Plan as the contribution was not fully invested in the targeted portfolio allocation until January 2010.

United Kingdom Defined Benefit Plan

The equity investments are diversified among U.K. and international stocks of small and large capitalizations. The current target allocation (midpoint) for the investment portfolio is: Equity Securities – 72%, Debt Securities – 22%, Alternative – 5% and Cash – 1%.

Canada Defined Benefit Plan

The equity investments are diversified among Canadian and international stocks of primarily large capitalizations and short to intermediate duration corporate and government bonds. The current target allocation (midpoint) for the investment portfolio is: Equity Securities – 60%, Debt Securities – 40%, Alternative – 0% and Cash – 0%.

F21

Retiree Health and Life Insurance Plan Assets

The following table sets forth the weighted-average asset allocations of the Company’s U.S. retiree health and life insurance plan at December 31, 2009 and 2008, by asset category. As mentioned previously, the U.S. Retiree Health and Life Insurance Plan makes up approximately 99% of the Retiree Health liability. Therefore, the following information relates to the U.S. Plan only.

Asset Category
Equity securities
2009	54.3%
2008	49.9%
Debt securities
2009	37.0%
2008	39.5%
Alternative
2009	5.3%
2008	8.0%
Cash
2009	3.4%
2008	2.6%
Total
2009	100.0%
2008	100.0%

Contributions

Based on current actuarial estimates, the Company anticipates that the total 2010 contributions made to its retirement plans and its retiree health and life insurance plans will be approximately $22 million. No contribution will be required in 2010 for the U.S. qualified defined benefit pension plan due to the Company’s ability to utilize funding credits from having previously funded the plan in excess of minimum requirements. No assurances can be made, however, about funding requirements beyond 2010, as they will depend largely on actual investment returns and future actuarial assumptions.

Plan Amendments

During 2009, the Company’s U.S. qualified defined benefit pension plan was amended to allow a lump sum payment option upon termination to plan participants who chose to freeze their benefit December 31, 2009 and move to the SIRP. The effect of this and other smaller amendments was a reduction in the projected benefit obligation of $4,300.

Also during 2009, the Company amended its U.S. Retiree Medical and Life Insurance Plan to freeze the Company subsidy for both pre- and post-Medicare retiree medical coverage at 2009 levels effective January 1, 2010 and to eliminate any early retirement reduction factor applied to the Company subsidy for pre-Medicare coverage for current retirees as of December 31, 2009. In addition, the Company will no longer provide post-Medicare retiree medical coverage to its active employees or post-1981 retirees, except for certain union groups. The impact of these changes was an overall reduction in the accumulated postretirement benefit obligation of $17,625, which will be amortized over a period of 3.3 years.

During 2005, the Company made changes to the eligibility for retiree medical benefits eliminating prescription drug benefits for Medicare-eligible retirees for those employees who retired after 1981 and for all future retirees. These changes resulted in an overall reduction in the accumulated postretirement benefit obligation of $38,132 in 2005, which is being amortized over a period of 4.6 years. The benefit of this amortization will cease during 2010.

Sonoco Savings Plan

The Sonoco Savings Plan is a defined contribution retirement plan provided for the Company’s U.S. employees. In accordance with the Internal Revenue Service’s “Safe Harbor” matching contributions and vesting provisions, the plan had provided 100% Company matching on the first 3% of pre-tax contributions, 50% Company matching on the next 2% of pre-tax contributions and 100% immediate vesting. The plan also provides for participant contributions of 1% to 30% of gross pay. The Company’s matching contribution to the Sonoco Savings Plan was temporarily suspended effective June 1, 2009. A modified matching contribution was subsequently reinstated by the Company effective January 1, 2010. Under the modified matching arrangement, the Company will match 50% on the first 4% of a participant’s pre-tax contributions. The Company’s expenses related to the plan for 2009, 2008 and 2007 were approximately $7,400, $15,600 and $15,700, respectively.

Sonoco Investment and Retirement Plan

The Sonoco Investment and Retirement Plan is a defined contribution pension plan provided for the Company’s salaried and non-union U.S. employees who were hired on or after January 1, 2004. The Company makes an annual contribution of 4% of all eligible pay plus 4% of eligible pay in excess of the Social Security wage base to eligible participant accounts. Participants are fully vested after five years of service or upon reaching age 55, if earlier. The Company’s expenses related to the plan for 2009, 2008 and 2007 were approximately $4,250, $4,550 and $4,750, respectively.

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

FORM 10-K ■ SONOCO 2009 ANNUAL REPORT	F22

The provision for taxes on income for the years ended December 31 consists of the following:

	2009	2008	2007
Pre-tax income
Domestic	$136,029	$150,348	$194,262
Foreign	78,192	52,028	61,364
Total pre-tax income	$214,221	$202,376	$255,626
Current
Federal	$ 24,656	$ 44,431	$ 59,030
State	3,277	7,245	5,764
Foreign	17,196	21,965	22,332
Total current	$ 45,129	$ 73,641	$ 87,126
Deferred
Federal	$ 16,663	$ (3,781)	$(12,381)
State	1,855	(3,437)	(4,086)
Foreign	3,171	(11,626)	(15,473)
Total deferred	$ 21,689	$(18,844)	$(31,940)
Total taxes	$ 66,818	$ 54,797	$ 55,186

Deferred tax liabilities/(assets) are comprised of the following at December 31:

	2009	2008
Depreciation	$ 103,244	$ 102,362
Other	5,082	—
Intangibles	77,583	72,337
Gross deferred tax liabilities	$ 185,909	$ 174,699
Retiree health benefits	$ (17,623)	$ (24,794)
Foreign loss carryforwards	(72,487)	(69,451)
Capital loss carryforwards	(22,961)	(10,381)
Employee benefits	(137,920)	(187,055)
Accrued liabilities and other	(63,520)	(63,645)
Gross deferred tax assets	$(314,511)	$(355,326)
Valuation allowance on deferred tax assets	$ 76,540	$ 73,632
Total deferred taxes, net	$ (52,062)	$(106,995)

Foreign subsidiary loss carryforwards of approximately $294,704 remain at December 31, 2009. Their use is limited to future taxable earnings of the respective foreign subsidiaries. Approximately $204,979 of these loss carryforwards do not have an expiration date. The remaining loss carryforwards expire at various dates in the future. Approximately $9,019 of state loss carryforwards and $4,176 of state credit carryforwards remain at December 31, 2009. The state loss and credit carryforwards expire at various dates in the future.

A reconciliation of the U.S. federal statutory tax rate to the actual consolidated tax expense is as follows:

	2009		2008		2007
Statutory tax rate	$74,977	35.0%	$70,832	35.0%	$89,470	35.0%
State income taxes, net of federal tax benefit	1,589	0.7	2,405	1.2	520	0.2
Valuation allowance	1,526	0.7	5,351	2.6	919	0.4
Change in reserve for uncertain tax positions	331	0.2	(2,332)	(1.2)	(10,361)	(4.1)
Change in estimates related to prior years	(931)	(0.4)	(4,460)	(2.2)	(2,229)	(0.9)
Foreign earnings taxed at other than U.S. rates	(5,808)	(2.7)	(13,252)	(6.5)	(10,779)	(4.2)
Effect of tax rate changes enacted during the year	(1,219)	(0.6)	(616)	(0.3)	(6,107)	(2.4)
Other, net	(3,647)	(1.7)	(3,131)	(1.5)	(6,247)	(2.4)
Total taxes	$66,818	31.2%	$54,797	27.1%	$55,186	21.6%

The change in reserve for uncertain tax positions is shown net of associated deferred taxes and accrued interest. Included in the change are net increases of $4,645, $7,166 and $6,058 for uncertain items arising in 2009, 2008 and 2007, respectively. Also included are adjustments related to prior year items, primarily decreases related to lapses of statutes of limitations in international, federal and state jurisdictions as well as overall changes in facts and judgment. These adjustments decreased the reserve by a total of $4,314, $9,498 and $16,419 in 2009, 2008 and 2007, respectively.

In many of the countries in which the Company operates, earnings are taxed at rates lower than in the U.S. This benefit is reflected in “Foreign earnings taxed at other than U.S. rates” along with other items, if any, that impacted taxes on foreign earnings in the periods presented. Included in 2009 is a $5,287 charge related to a change in Mexican tax law. This change had retrospective effect back to 1999, and eliminated the benefits of filing consolidated returns in those periods. Included in 2008 is an additional benefit of $4,313 from an adjustment to the basis of acquired assets of one of the Company’s Italian operations due to a change in local tax law.

The benefits included in “Change in estimates related to prior years” for each of the years presented consist primarily of adjustments to deferred tax assets and liabilities arising from the availability of more accurate estimates. The 2007 benefit from tax rate changes enacted during the year related primarily to changes in Italy and Canada.

Undistributed earnings of international subsidiaries totaled $309,672 at December 31, 2009. Deferred taxes have not been provided on the undistributed earnings, as the Company considers these amounts to be indefinitely reinvested to finance international growth and expansion. If such amounts were remitted, loaned to the Company, or the stock in the foreign subsidiaries sold, these earnings could become subject to tax.

F23

Reserve for Uncertain Tax Positions

On January 1, 2007, the Company adopted new U.S. GAAP related to the accounting for uncertainty in income taxes. As a result of the adoption, the Company recorded a reduction of $5,586 to the January 1, 2007 balance of retained earnings.

The following table sets forth the reconciliation of the gross amounts of unrecognized tax benefits at the beginning and ending of the periods indicated:

	2009	2008
Gross Unrecognized Tax Benefits at January 1	$34,800	$36,700
Increases in prior years’ unrecognized tax benefits	18,300	1,600
Decreases in prior years’ unrecognized tax benefits	(5,700)	(3,000)
Increases in current year unrecognized tax benefits	5,200	7,000
Decreases in unrecognized tax benefits from the lapse of statutes of limitations	(5,300)	(6,400)
Settlements	(1,700)	(1,100)
Gross Unrecognized Tax Benefits at December 31	$45,600	$34,800

Of the unrecognized tax benefit balances at December 31, 2009 and December 31, 2008, approximately $28,400 and $25,600, respectively, would have an impact on the effective tax rate if ultimately recognized.

Interest and/or penalties related to income taxes are reported as part of income tax expense. The Company had approximately $6,500 accrued for interest at both December 31, 2009 and December 31, 2008. Tax expense for the year ended December 31, 2009 includes $800 of interest expense, which is comprised of an interest benefit of approximately $2,800 related to the expiration of statutes of limitations and interest expense of $3,600 on unrecognized tax benefits. The amounts listed above for accrued interest and interest expense do not reflect the benefit of a federal tax deduction which would be available if the interest were ultimately paid.

The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, or non-U.S., income tax examinations by tax authorities for years before 2006. With respect to state and local income taxes, the Company is no longer subject to examination prior to 2004, with few exceptions.

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

14. COMMITMENTS AND CONTINGENCIES

Contingencies

Pursuant to U.S. GAAP for accounting for contingencies, accruals for estimated losses are recorded at the time information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Amounts so accrued are not discounted. While the ultimate liabilities relating to claims and proceedings may be significant to profitability in the period recognized, it is management’s opinion that such liabilities, when finally determined, will not have an adverse material effect on Sonoco’s consolidated financial position or liquidity.

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

Environmental Matters

During the fourth quarter of 2005, the U. S. Environmental Protection Agency (EPA) notified U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, that U.S. Mills and NCR Corporation (NCR), an unrelated party, would be jointly held responsible to undertake a program to remove and dispose of certain PCB-contaminated sediments at a particular site on the lower Fox River in Wisconsin (the “Site”) which is now labeled by the EPA as Phase 1. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation, which through December 31, 2009 have totaled approximately $28,900. The Company currently estimates the remaining costs for the Site remediation project as a whole to be between $3,700 and $9,700. The Company has expensed a total of $17,650 ($12,500 in 2005 and $5,150 in 2007) for its estimated share of the total cleanup cost. Through December 31, 2009, a total of $14,458 has been spent on remediation of the Site. The remaining accrual of $3,192 represents the Company’s best estimate of what it is likely to pay to complete the Site project. However, the actual costs associated with cleanup of this particular site are dependent upon many factors and it is reasonably possible that remediation costs could be higher than the current estimate of project costs. The Company acquired U.S. Mills in 2001, and the alleged contamination predates the acquisition.

In February 2007, the EPA and Wisconsin Department of Natural Resources (WDNR) issued a general notice of potential liability under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and a request to participate in remedial action implementation negotiations relating to a stretch of the lower Fox River, including the bay at Green Bay, (Operating Units 2 – 5) to

FORM 10-K ■ SONOCO 2009 ANNUAL REPORT	F24

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

On November 13, 2007, the EPA issued a unilateral Administrative Order for Remedial Action pursuant to Section 106 of CERCLA. The order requires U.S. Mills and the seven other respondents jointly to take various actions to cleanup Operating Units 2 – 5. The order establishes two phases of work. The first phase consists of planning and design work as well as preparation for dredging and other remediation work and initially was required to be completed by December 31, 2008. The second phase consists primarily of dredging and disposing of contaminated sediments and capping of the dredged and less contaminated areas of the river bottom. The second phase was required to begin in 2009 and is expected to continue for several years. The order also provides for a $32.5 per day penalty for failure by a respondent to comply with its terms as well as exposing a non-complying respondent to potential treble damages. Although U.S. Mills has reserved its rights to contest liability for any portion of the work, it is cooperating with the other respondents to comply with the first phase of the order, although its financial contribution will likely be determined by the lawsuit commenced in June 2008.

On June 12, 2008, NCR and Appleton Papers, Inc. (API), as plaintiffs, commenced a lawsuit against U.S. Mills, as one of a number of defendants, seeking a declaratory judgment allocating among all the parties the costs and damages associated with the pollution and cleanup of the Lower Fox River. The suit also seeks damages from the defendants for amounts already spent by the plaintiffs, including natural resource damages, and future amounts to be spent by all parties with regard to the pollution and cleanup of the Lower Fox River. On December 16, 2009, the court issued an order which concluded that, under the equities of the case, NCR and API were not entitled to any contribution from U.S. Mills and other defendants, thereby granting the defendants’ motions for summary judgment and denying the plaintiffs’ motions for summary judgment. Although an order has been issued by the court, no appealable final judgment has been entered yet; nevertheless, NCR has reported that it intends to appeal the ruling, presumably after entry of the final judgment. The Company believes that this suit will have a minimal, if any, impact on the total amount of the potential remediation costs associated with Operating Units 2 – 5 but it may have a substantial impact on U.S. Mills’ share of those costs.

As of December 31, 2009, U.S. Mills had accrued a total of $57,222 for potential liabilities associated with the Fox River contamination (not including amounts accrued for remediation at the Site). That amount represents the minimum of the range of probable loss that can be reasonably estimated based on information available through the date of this report. In two separate actions during 2008, U.S. Mills increased its reserve for all Fox River related liabilities (other than the Site) from $20,000 to $60,825. Accordingly, U.S. Mills recognized additional pre-tax charges of $40,825 in 2008 for such potential liabilities. Also during 2008, settlements totaling $40,825 were reached on certain of the insurance policies covering the Fox River contamination. The recognition of these insurance settlements offset the impact to earnings of the additional charges in 2008. Through December 31, 2009, a total of $3,603, primarily legal fees, has been spent against this reserve. Although the Company lacks a reasonable basis for identifying any amount within the range of possible loss as a better estimate than any other amount, as has been previously disclosed, the upper end of the range may exceed the net worth of U.S. Mills. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $82,000 at December 31, 2009.

The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time.

As of December 31, 2009 and 2008, the Company (and its subsidiaries) had accrued $63,800 and $70,542, respectively, related to environmental contingencies. Of these, a total of $60,414 and $67,411 relate to U.S. Mills at December 31, 2009 and 2008, respectively. These accruals are included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets. As discussed above, U.S. Mills also recognized a $40,825 benefit from cash settlements reached on certain insurance policies covering the Fox River contamination in 2008. Of the total settlements received, up to $13,900 is subject to being reimbursed to the insurance companies to the extent, if any, that future costs incurred are less than that amount. U.S. Mills’ two remaining insurance carriers are in liquidation. It is possible that U.S. Mills may recover from these carriers a small portion of the costs it ultimately incurs. U.S. Mills may also be able to recoup some of the costs it incurs from other parties. There can be no assurance that such claims for recovery would be successful and no amounts have been recognized in the consolidated financial statements of the Company for such potential recovery or recoupment.

Commitments

As of December 31, 2009, the Company had long-term obligations to purchase electricity and steam, which it uses in its production processes, as well as long-term purchase commitments for certain raw materials, principally old corrugated containers. These purchase commitments require the Company to make total payments of approximately $253,700, as follows: $40,300 in 2010; $38,800 in 2011; $38,300 in 2012, $37,100 in 2013 and a total of $99,200 from 2014 through 2027.

F25

15. SHAREHOLDERS’ EQUITY AND EARNINGS PER SHARE

Stock Repurchases

The Company’s Board of Directors has authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. No shares were repurchased under this authorization during 2009. Accordingly, at December 31, 2009, a total of 5,000,000 shares remain available for repurchase.

The Company occasionally repurchases shares of its common stock to satisfy employee tax withholding obligations in association with the exercise of stock appreciation rights and performance-based stock awards. These repurchases, which are not part of a publicly announced plan or program, totaled 50,684 shares during 2009 at a cost of $1,239.

Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2009	2008	2007
Numerator:
Net income attributable to Sonoco	$151,482	$164,608	$214,156
Denominator:
Weighted average common shares outstanding	100,780,000	100,321,000	100,632,000
Dilutive effect of stock-based compensation	249,000	665,000	1,243,000
Diluted outstanding shares	101,029,000	100,986,000	101,875,000

Per common share:
Net income attributable to Sonoco:
Basic	$1.50	$1.64	$2.13
Diluted	$1.50	$1.63	$2.10

The Company declared dividends totaling $1.08 and $1.07 per share in 2009 and 2008, respectively.

Certain stock appreciation rights and options to purchase shares of the Company’s common stock are not dilutive because the exercise price is greater than the market price of the stock at the end of the fiscal year. Accordingly, the following shares were not included in the computations of diluted income per share amounts:

	2009	2008	2007
Anti-dilutive options/SARs	2,734,616	3,685,058	1,586,000

These options/SARs may become dilutive in future periods if the market price of the Company’s common stock appreciates. No adjustments were made to reported net income in the computation of earnings per share.

16. FINANCIAL REPORTING FOR BUSINESS SEGMENTS

The Company identifies its reportable segments in accordance with U.S. GAAP, by evaluating the level of detail reviewed by the chief operating decision maker, gross profit margins, nature of products sold, nature of the production processes, type and class of customer, methods used to distribute product and nature of regulatory environment.

The Consumer Packaging segment includes the following products and services: round and shaped rigid packaging (both composite and plastic); printed flexible packaging; metal and peelable membrane ends and closures; and global brand artwork management.

The Tubes and Cores/Paper segment includes the following products: high-performance paper and composite paperboard tubes and cores; fiber-based construction tubes and forms; pallets and pallet components; recycled paperboard, linerboard, corrugated medium, recovered paper and other recycled materials.

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

Restructuring, asset impairment and environmental remediation charges, interest expense and interest income are included in income before income taxes under “Corporate & Environmental.”

FORM 10-K ■ SONOCO 2009 ANNUAL REPORT	F26

The following table sets forth financial information about each of the Company’s business segments:

Years ended December 31
	Consumer Packaging	Tubes and Cores/ Paper	Packaging Services	All Other Sonoco	Corporate & Environmental	Consolidated
Total Revenue
2009	$1,552,428	$1,418,183	$427,705	$319,440	$—	$3,717,756
2008	1,588,251	1,774,821	502,556	402,469	—	4,268,097
2007	1,457,873	1,807,035	503,240	415,799	—	4,183,947
Intersegment Sales[1]
2009	$1,827	$79,049	$1,167	$38,382	$—	$120,425
2008	1,789	100,185	1,190	42,548	—	145,712
2007	2,918	95,071	1,243	44,723	—	143,955
Sales to Unaffiliated Customers
2009	$1,550,601	$1,339,134	$426,538	$281,058	$—	$3,597,331
2008	1,586,462	1,674,636	501,366	359,921	—	4,122,385
2007	1,454,955	1,711,964	501,997	371,076	—	4,039,992
Income Before Income Taxes[2]
2009	$169,932	$72,248	$11,008	$26,399	$(65,366)	$214,221
2008	130,944	145,840	28,471	44,379	(147,258)	202,376
2007	105,483	168,842	43,515	51,385	(113,599)	255,626
Identifiable Assets[3]
2009	$1,070,323	$1,347,772	$302,496	$177,510	$164,479	$3,062,580
2008	1,076,604	1,286,477	300,586	180,873	241,926	3,086,466
2007	1,158,347	1,439,045	313,021	189,179	240,651	3,340,243
Depreciation, Depletion and Amortization[4]
2009	$69,483	$85,520	$10,872	$7,712	$—	$173,587
2008	73,679	87,654	11,016	10,685	—	183,034
2007	67,295	91,160	11,041	11,843	—	181,339
Capital Expenditures[4]
2009	$35,225	$56,959	$5,235	$6,731	$—	$104,150
2008	41,841	70,510	2,631	8,132	—	123,114
2007	74,708	75,654	3,174	15,908	—	169,444

[1]       Intersegment sales are recorded at a market-related transfer price.

[2]       Included in Corporate & Environmental are restructuring, asset impairment and environmental charges associated with the following segments:

	Consumer Packaging	Tubes and Cores/ Paper	Packaging Services	All Other Sonoco	Corporate & Environmental	Total
2009	$3,767	$18,857	$1,270	$2,081	$826	$26,801
2008	21,695	32,669	2,058	988	42,651	100,061
2007	23,462	35,493	585	1,801	—	61,341
The remaining amounts reported as Corporate & Environmental consist of Interest expense and interest income.
[3]

Identifiable assets are those assets used by each segment in its operations. Corporate assets consist primarily of cash and cash equivalents, investments in affiliates, headquarters facilities and prepaid expenses.

[4]	Depreciation, depletion and amortization, as well as capital expenditures that are incurred at Corporate, are allocated to the reportable segments and All Other Sonoco.

Geographic Regions

Sales to unaffiliated customers and long-lived assets by geographic region are as follows:

	2009	2008	2007
Sales to Unaffiliated Customers
United States	$2,315,075	$2,596,641	$2,519,949
Europe	616,744	762,143	730,393
Canada	315,880	374,122	384,416
All other	349,632	389,479	405,234
Total	$3,597,331	$4,122,385	$4,039,992
Long-lived Assets
United States	$1,285,838	$1,314,106	$1,346,288
Europe	308,012	320,271	368,492
Canada	246,835	228,630	303,454
All other	114,658	103,814	162,098
Total	$1,955,343	$1,966,821	$2,180,332

Sales are attributed to countries/regions based upon the plant location from which products are shipped. Long-lived assets are comprised of property, plant and equipment, goodwill, intangible assets and investment in affiliates (see Notes 6 and 7).

17. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable, for the years ended December 31, 2009 and 2008:

	Foreign Currency Translation Adjustments	Defined Benefit Plans	Derivative Financial Instruments	Accumulated Other Comprehensive Loss
Balance at December 31, 2007	$72,819	$(178,658)	$(1,535)	$(107,374)
Change during 2008	(141,556)	(194,149)	(11,600)	(347,305)
Balance at December 31, 2008	$(68,737)	$(372,807)	$(13,135)	$(454,679)
Change during 2009	79,535	56,149	8,526	144,210
Balance at December 31, 2009	$10,798	$(316,658)	$(4,609)	$(310,469)

The cumulative tax benefit on Derivative Financial Instruments was $2,720 and $7,680 at December 31, 2009 and 2008, respectively. The tax benefit on Derivative Financial Instruments decreased by $(4,960) during the year ended December 31, 2009 and increased by $6,820 during the year ended December 31, 2008.

The cumulative tax benefit on Defined Benefit Plans was $186,001 and $225,258 at December 31, 2009 and 2008, respectively. The tax benefit on Defined Benefit Plans decreased by $(39,257) during the year ended December 31, 2009 and increased by $122,453 during the year ended December 31, 2008.

The change in defined benefit plans includes pre-tax changes of $(2,439) during the year ended December 31, 2009 and $671 during the year ended December 31, 2008 related to changes in benefit plans of the Company’s equity method investments.

F27

18. NEW ACCOUNTING PRONOUNCEMENTS

Discussed below is the significant accounting guidance that first became effective for the Company during fiscal 2009 and any guidance issued but not yet effective that is expected to have a significant impact when adopted. Other guidance which became effective during the year either does not apply to the Company or did not have a meaningful impact on the Company’s financial statements.

In September 2006, the FASB issued FAS 157, ‘Fair Value Measurements,’ which defined fair value, established a framework for measuring fair value and expanded disclosures about fair value measurements. The provisions of FAS 157 became effective in two phases. As of January 1, 2008, FAS 157 became effective only for financial assets and liabilities and for any non-financial assets and liabilities measured at fair value on a recurring basis. Effective January 1, 2009, the provisions of FAS 157 applies to all assets and liabilities. The adoption of FAS 157 did not require any new fair value measurements. The impact to the Company of the full adoption of FAS 157 was largely confined to how the Company values assets recorded in connection with a business acquisition and in its analysis of potential goodwill and other asset impairments. Beyond the expanded disclosure, the adoption of FAS 157 has not had a material impact on the Company’s financial statements.

In December 2007, the FASB issued FAS 141(R), ‘Business Combinations’ which replaced FAS 141. While FAS 141(R) retained the fundamental requirement that the acquisition method of accounting be used for all business combinations, several significant changes were made, some of which include: the scope of transactions covered; the treatment of transaction costs and subsequent restructuring charges; accounting for in-process research and development, contingent assets and liabilities, and contingent consideration; and how post-transaction adjustments are reported. For Sonoco, this statement became effective on January 1, 2009, and applies to business combinations occurring on or after that date. The application of this standard did not impact the Company’s financial statements for transactions that occurred prior to the effective date. During 2009, the Company made only one acquisition at a total cost of approximately $7,000 and, as such, the application of FAS 141(R) was inconsequential. However, its application is expected to have a significant impact on the Company’s accounting for future acquisitions compared to prior practice.

In December 2007, the FASB issued FAS 160, ‘Noncontrolling Interests in Consolidated Financial Statements’ which amended the accounting and reporting for a noncontrolling interest in a subsidiary and the deconsolidation of a subsidiary. This statement provides that a noncontrolling interest in a subsidiary should be reported as equity rather than as a “minority interest” liability and requires that all purchases, sales, issuances and redemptions of ownership interests in a consolidated subsidiary be accounted for as equity transactions if the parent retains a controlling financial interest. FAS 160 also requires that a gain or loss be recognized when a subsidiary is deconsolidated and, if a parent retains a noncontrolling equity investment in the former subsidiary, that the investment be measured at its fair value. This statement became effective January 1, 2009, and was applied prospectively except for the presentation and disclosure requirements which are retrospective. Accordingly, upon adoption on January 1, 2009, minority interests, which were previously included in “Other liabilities” on prior years’ balance sheets, were renamed “noncontrolling interests” and are presented as a component of equity for all periods presented. In addition, “Net income” on each of the Company’s prior period Consolidated Statements of Income was recast to include the net income attributable to noncontrolling interests. “Net income attributable to Sonoco” (previously reported as “Net income”) was not affected.

In March 2008, the FASB issued FAS 161, ‘Disclosures about Derivative Instruments and Hedging Activities’ which requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This Statement was adopted effective January 1, 2009, and, as such, the required disclosure enhancements are included in these financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, ‘Employers’ Disclosures about Postretirement Benefit Plan Assets.’ This FSP requires expanded disclosure regarding how investment allocation decisions are made, including factors that are pertinent to an understanding of investment policies and strategies; the fair value of each major category of plan assets; information that enables financial statement users to assess the inputs and valuation techniques used to develop fair value measurements of plan assets, including additional details regarding assets valued using significant unobservable inputs (Level 3); and, significant concentrations of risk. This Staff Position is effective for financial statements issued for fiscal years ending after December 15, 2009, and as such the required disclosures are included in these financial statements. The provisions of this FSP are not required for earlier periods that are presented for comparative purposes.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP modified FAS 141(R) to provide that contingent assets acquired or liabilities assumed in a business combination shall be recorded at fair value if the acquisition-date fair value can be determined during the measurement period. If not, such items are to be recognized at the acquisition date only if they meet the recognition requirements of FAS 5. In periods after the acquisition date, contingent assets and liabilities that were not recognized at the acquisition date are to be accounted for in accordance with other applicable GAAP, including FAS 5, as appropriate. Items recognized at the acquisition date (or during the measurement period) are to be recorded as part of the acquisition. Items recognized subsequently are to be reflected in that period’s income. While this FSP had an effective date of January 1, 2009, because there was no such activity in the current year it had no impact on the Company’s financial statements, but it may have application in future years.

As of December 31, 2009, there was no issued guidance pending future adoption that is expected to have a significant impact on the Company.

FORM 10-K ■ SONOCO 2009 ANNUAL REPORT	F28

19. SELECTED QUARTERLY FINANCIAL DATA

The following table sets forth selected quarterly financial data of the Company:

(Unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Net sales	$800,629	$864,231	$930,560	$1,001,911
Gross profit	140,863	158,284	173,056	193,843
Restructuring/Asset impairment charges	(7,210)	(10,386)	(158)	(9,047)
Net income attributable to Sonoco	23,122	33,610	47,671	47,079
Per common share:
Net income attributable to Sonoco:
- basic	$.23	$.33	$.47	$.47
- diluted	.23	.33	.47	.46
Cash dividends
- common	.27	.27	.27	.27
Market price
- high	25.41	26.18	28.95	30.61
- low	16.70	20.27	22.58	26.17
2008
Net sales	$1,037,996	$1,086,567	$1,063,250	$934,572
Gross profit	186,402	194,681	184,736	158,211
Restructuring/Asset impairment charges	(61,538)	(10,770)	(5,530)	(22,223)
Net income attributable to Sonoco	13,259	57,986	57,351	36,012
Per common share:
Net income attributable to Sonoco:
- basic	$.13	$.58	$.57	$.36
- diluted	.13	.57	.57	.36
Cash dividends
- common	.26	.27	.27	.27
Market price
- high	33.48	34.85	35.81	31.04
- low	25.97	28.20	29.58	19.84

20. VALUATION AND QUALIFYING ACCOUNTS

	Column A	Column B - Additions				Column C		Column D
	Balance at Beginning of Year	Charged to Costs and Expenses		Charged to Other		Deductions		Balance at End of Year
2009
Allowance for Doubtful Accounts	$9,269	$5,825		$705	[1]	$4,821	[2]	$10,978
LIFO Reserve	17,667	1,488	[3]					19,155
Valuation Allowance on Deferred Tax Assets	73,632	4,121	[4]	1,928	[5]	3,141	[6]	76,540
2008
Allowance for Doubtful Accounts	$9,519	$4,516		$(395)[1]		$4,371	[2]	$9,269
LIFO Reserve	16,404	1,263	[3]					17,667
Valuation Allowance on Deferred Tax Assets	73,175	11,396	[4]	(4,894)[5]		6,045	[6]	73,632
2007
Allowance for Doubtful Accounts	$8,983	$1,261		$1,395	[1]	$2,120	[2]	$9,519
LIFO Reserve	14,602	1,802	[3]					16,404
Valuation Allowance on Deferred Tax Assets	56,754	918		15,503	[7]			73,175
[1]	Includes translation adjustments and other insignificant adjustments.
[2]	Includes amounts written off.
[3]	Includes adjustments based on pricing and inventory levels.
[4]	Includes creation of foreign and domestic deferred tax assets for which no benefit is expected to be realized.
[5]	Includes translation adjustments.
[6]	Includes utilization and expiration of capital loss carryforwards, net operating loss carryforwards, and other deferred tax assets.
[7]	Includes changes in valuation allowance due to foreign net operating losses and translation adjustments.

F29

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. PricewaterhouseCoopers LLP (PwC), our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2009, and has issued an attestation report, which appears at the beginning of Item 8 of this Annual Report on Form 10-K.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

FORM 10-K ■ SONOCO 2009 ANNUAL REPORT	30

■ PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth in the Company’s definitive Proxy Statement for the annual meeting of shareholders to be held on April 21, 2010 (the Proxy Statement), under the captions “Election of Directors,” “Information Concerning Directors Whose Terms Continue,” “Additional Information About Experience and Qualifications of Directors and Nominees,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference. Information about executive officers of the Company is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

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

Audit Committee Members – The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The audit committee is comprised of the following members: Marc D. Oken, Chairman; Edgar H. Lawton III; Caleb C. Fort; John E. Linville; James M. Micali; and Philippe R. Rollier.

Audit Committee Financial Expert – The Company’s Board of Directors has determined that the Company has at least one “audit committee financial expert,” as that term is defined by Item 407(d)(5) of Regulation S-K promulgated by the Securities and Exchange Commission, serving on its audit committee. Marc D. Oken meets the terms of the definition and is independent based on the criteria in the New York Stock Exchange Listing Standards. Pursuant to the terms of Item 407(d)(5) of Regulation S-K, a person who is determined to be an “audit committee financial expert” will not be deemed an expert for any purpose as a result of being designated or identified as an “audit committee financial expert” pursuant to Item 407, and such designation or identification does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and Board of Directors in the absence of such designation or identification. Further, the designation or identification of a person as an “audit committee financial expert” pursuant to Item 407 does not affect the duties, obligations or liability of any other member of the audit committee or Board of Directors.

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

Equity Compensation Plan Information

The following table sets forth aggregated information about all of the Company’s compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance as of December 31, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[1] (c)
Equity compensation plans approved by security holders	7,880,324	$27.02	5,914,617
Equity compensation plans not approved by security holders	—	—	—
Total	7,880,324	$27.02	5,914,617
[1]

The Sonoco Products Company 2008 Long-Term Incentive Plan was adopted at the Company’s 2008 Annual Meeting of Shareholders. The maximum number of shares of common stock that may be issued was set at 8,500,000 shares, subject to certain adjustments, which included all awards that were granted, forfeited or expired during 2008 under all previous plans.

The weighted-average exercise price of $27.02 relates to stock options, stock appreciation rights, and deferred compensation stock units, which account for 6,008,252 of the 7,880,324 securities issuable upon exercise. The remaining securities relate to performance contingent restricted stock units and restricted stock unit awards that have no exercise price requirement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth in the Proxy Statement under the captions “Related Party Transactions” and “Corporate Governance – Director Independence Policies” is incorporated herein by reference. Each member of the Audit, Corporate Governance and Nominating, and Executive Compensation Committees is independent as defined in the listing standards of the New York Stock Exchange.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in the Proxy Statement under the caption “Independent Registered Public Accounting Firm” is incorporated herein by reference.

FORM 10-K ■ SONOCO 2009 ANNUAL REPORT	32

■ PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements – The following financial statements are provided under Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K:

– Consolidated Balance Sheets as of December 31, 2009 and 2008

– Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007

– Consolidated Statements of Comprehensive Income/(Loss) for the years ended December 31, 2009, 2008 and 2007

– Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007

– Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

– Notes to Consolidated Financial Statements

– Report of Independent Registered Public Accounting Firm

	2.	Financial Statement Schedules – All schedules are omitted because they are not required, are not applicable or the required information is given in the financial statements or notes thereto.

	3.	Exhibits

	3-1	Articles of Incorporation, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 1999)

	3-2	By-Laws, as amended (incorporated by reference to the Registrant’s Form 8-K filed December 6, 2007)

	4-1	Indenture, dated as of June 15, 1991, between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

	4-2	First Supplemental Indenture, dated as of June 23, 2004, between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 2004)

	4-3	Form of Note for 5.625% Notes due 2016 (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

	4-4	Form of Note for 6.50% Notes due November 15, 2013 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001)

	10-1	1991 Sonoco Products Company Key Employee Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

	10-2	Sonoco Products Company 1996 Non-employee Directors’ Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

	10-3	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 3, 2009 (incorporated by reference to Registrant’s Form 8-K filed February 9, 2009)

	10-4	Sonoco Savings Plan, as amended (incorporated by reference to the Registrant’s Form S-8 filed October 28, 2002 (File No. 333-100799) and Form 10-Q for the quarter ended March 29, 2009)

	10-5	Sonoco Products Company 2008 Long-Term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2008)

	10-6	Deferred Compensation Plan for Key Employees of Sonoco Products Company (a.k.a. Deferred Compensation Plan for Corporate Officers of Sonoco Products Company), as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

	10-7	Omnibus Benefit Restoration Plan of Sonoco Products Company, amended and restated as of January 1, 2008 (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2008 and Form 10-Q for the quarter ended March 29, 2009)

	10-8	Deferred Compensation Plan for Outside Directors of Sonoco Products Company, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

	10-9	Form of Executive Bonus Life Agreement between the Company and certain executive officers (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 26, 2004)

	10-10	Form of Executive Bonus Life Supplemental Agreement between the Company and Charles L. Sullivan, Jr. (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2004)

10-11	Adjustment to Supplemental Executive Retirement Plan for Charles L. Sullivan, Jr. (incorporated by reference to Registrant’s Form 8-K filed April 22, 2005)

10-12	Amendment to terms of Restricted Stock Units granted to Harris E. DeLoach, Jr. (incorporated by reference to Registrant’s Form 8-K filed October 19, 2005)

10-13	Amendments to the Omnibus Benefit Restoration Plan of Sonoco Products Company, dated February 10, 2010

10-14	Description of Stock Appreciation Rights and Long-term Restricted Stock Units granted to executive officers of the Registrant on January 31, 2006 (incorporated by reference to Registrant’s Form 8-K filed February 3, 2006)

10-15	Amended and Restated Credit Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ending June 25, 2006)

10-16	Sonoco Investment and Retirement Plan, effective January 1, 2004 (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2007)

10-17	Sonoco Products Company Amended and Restated Trust Agreement for Executives, as of October 15, 2008 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-18	Sonoco Products Company Amended and Restated Directors Deferral Trust Agreement, as of October 15, 2008 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-19	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 5, 2008 (incorporated by reference to Registrant’s Form 8-K filed February 22, 2008)

10-20	Performance-Based Annual Incentive Plan for Executive Officers (incorporated by reference to the Registrant’s Proxy Statement for the April 19, 2000 Annual Meeting of Shareholders)

12	Statements regarding Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm with respect to Registrant’s Form 10-K

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

99	Proxy Statement, filed in conjunction with annual shareholders’ meeting scheduled for April 21, 2010 (to be filed within 120 days after December 31, 2009)

FORM 10-K ■ SONOCO 2009 ANNUAL REPORT	34

■ SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of February 2010.

SONOCO PRODUCTS COMPANY

Harris E. DeLoach, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 26th day of February 2010.

Charles J. Hupfer
Senior Vice President and Chief Financial Officer
(principal financial officer)

Barry L. Saunders
Vice President and Corporate Controller
(principal accounting officer)

■ SIGNATURES, continued

/s/ H.E. DeLoach, Jr. H.E. DeLoach, Jr.	President, Chief Executive Officer and Director (Chairman)

/s/ J.L. Coker J.L. Coker	Director

/s/ P.L. Davies P.L. Davies	Director

/s/ C.C. Fort C.C. Fort	Director

/s/ E.H. Lawton, III E.H. Lawton, III	Director

/s/ J.E. Linville J.E. Linville	Director

/s/ J.M. Micali J.M. Micali	Director

/s/ J.H. Mullin, III J.H. Mullin, III	Director

/s/ L.W. Newton L.W. Newton	Director

/s/ M.D. Oken M.D. Oken	Director

/s/ P.R. Rollier P.R. Rollier	Director

/s/ T.E. Whiddon T.E. Whiddon	Director

FORM 10-K ■ SONOCO 2009 ANNUAL REPORT	36

■ EXHIBIT INDEX

3-1	Articles of Incorporation, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 1999)

3-2	By-Laws, as amended (incorporated by reference to the Registrant’s Form 8-K filed December 6, 2007)

4-1	Indenture, dated as of June 15, 1991, between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

4-2	First Supplemental Indenture, dated as of June 23, 2004, between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 2004)

4-3	Form of Note for 5.625% Notes due 2016 (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

4-4	Form of Note for 6.50% Notes due November 15, 2013 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001)

10-1	1991 Sonoco Products Company Key Employee Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10-2	Sonoco Products Company 1996 Non-employee Directors’ Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10-3	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 3, 2009 (incorporated by reference to Registrant’s Form 8-K filed February 9, 2009)

10-4	Sonoco Savings Plan, as amended (incorporated by reference to the Registrant’s Form S-8 filed October 28, 2002 (File No. 333-100799) and Form 10-Q for the quarter ended March 29, 2009)

10-5	Sonoco Products Company 2008 Long-Term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2008)

10-6	Deferred Compensation Plan for Key Employees of Sonoco Products Company (a.k.a. Deferred Compensation Plan for Corporate Officers of Sonoco Products Company), as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-7	Omnibus Benefit Restoration Plan of Sonoco Products Company, amended and restated as of January 1, 2008 (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2009 and Form 10-Q for the quarter ended March 29, 2009)

10-8	Deferred Compensation Plan for Outside Directors of Sonoco Products Company, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-9	Form of Executive Bonus Life Agreement between the Company and certain executive officers (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 26, 2004)

10-10	Form of Executive Bonus Life Supplemental Agreement between the Company and Charles L. Sullivan, Jr. (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2004)

10-11	Adjustment to Supplemental Executive Retirement Plan for Charles L. Sullivan, Jr. (incorporated by reference to Registrant’s Form 8-K filed April 22, 2005)

10-12	Amendment to terms of Restricted Stock Units granted to Harris E. DeLoach, Jr. (incorporated by reference to Registrant’s Form 8-K filed October 19, 2005)

10-13	Amendments to the Omnibus Benefit Restoration Plan of Sonoco Products Company, dated February 10, 2010

10-14	Description of Stock Appreciation Rights and Long-term Restricted Stock Units granted to executive officers of the Registrant on January 31, 2006 (incorporated by reference to Registrant’s Form 8-K filed February 3, 2006)

10-15	Amended and Restated Credit Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ending June 25, 2006)

10-16	Sonoco Investment and Retirement Plan, effective January 1, 2004 (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2007)

10-17	Sonoco Products Company Amended and Restated Trust Agreement for Executives, as of October 15, 2008 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-18	Sonoco Products Company Amended and Restated Directors Deferral Trust Agreement, as of October 15, 2008 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-19	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 5, 2008 (incorporated by reference to Registrant’s Form 8-K filed February 22, 2008)

10-20	Performance-Based Annual Incentive Plan for Executive Officers (incorporated by reference to the Registrant’s Proxy Statement for the April 19, 2000 Annual Meeting of Shareholders)

12	Statements regarding Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm with respect to Registrant’s Form 10-K

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

99	Proxy Statement, filed in conjunction with annual shareholders’ meeting scheduled for April 21, 2010 (to be filed within 120 days after December 31, 2009)

FORM 10-K ■ SONOCO 2009 ANNUAL REPORT	38