Form 10-Q
period 2010-03-28
SONOCO PRODUCTS CO
filed 2010-04-28
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at April 23, 2010:
Common stock, no par value: 100,390,580

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	March 28,	December 31,
	2010	2009*
Assets
Current Assets
Cash and cash equivalents	$188,228	$185,245
Trade accounts receivable, net of allowances	487,112	428,293
Other receivables	30,524	35,469
Inventories:
Finished and in process	124,542	114,652
Materials and supplies	189,017	173,876
Prepaid expenses	34,719	33,300
Deferred income taxes	26,268	25,738

	1,080,410	996,573
Property, Plant and Equipment, Net	909,028	926,829
Goodwill	809,356	813,530
Other Intangible Assets, Net	111,497	115,044
Long-term Deferred Income Taxes	57,531	57,105
Other Assets	155,483	153,499

Total Assets	$3,123,305	$3,062,580

Liabilities and Equity
Current Liabilities
Payable to suppliers	$409,985	$375,365
Accrued expenses and other	301,733	299,950
Notes payable and current portion of long-term debt	113,388	118,053
Accrued taxes	27,791	12,271

	852,897	805,639
Long-term Debt, Net of Current Portion	464,705	462,743
Pension and Other Postretirement Benefits	317,170	321,355
Deferred Income Taxes	27,566	30,571
Other Liabilities	60,837	61,642
Commitments and Contingencies
Sonoco Shareholders’ Equity

Common stock, no par value
Authorized 300,000 shares 100,280 and 100,149 shares issued and outstanding at March 28, 2010 and December 31, 2009, respectively	7,175	7,175
Capital in excess of stated value	430,204	421,632
Accumulated other comprehensive loss	(320,617)	(310,469)
Retained earnings	1,269,260	1,248,043

Total Sonoco Shareholders’ Equity	1,386,022	1,366,381

Noncontrolling Interests	14,108	14,249

Total Equity	1,400,130	1,380,630

Total Liabilities and Equity	$3,123,305	$3,062,580

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended
	March 28,	March 29,
	2010	2009
Net sales	$935,133	$800,629
Cost of sales	759,375	659,766

Gross profit	175,758	140,863
Selling, general and administrative expenses	96,136	88,949
Restructuring/Asset impairment charges	3,947	7,210

Income before interest and income taxes	75,675	44,704
Interest expense	8,930	10,356
Interest income	493	725

Income before income taxes	67,238	35,073
Provision for income taxes	19,911	11,392

Income before equity in earnings of affiliates	47,327	23,681
Equity in earnings of affiliates, net of tax	1,226	54

Net income	$48,553	$23,735

Net (income)/loss attributable to noncontrolling interests	$19	$(613)

Net income attributable to Sonoco	$48,572	$23,122

Weighted average common shares outstanding:
Basic	101,165	100,612

Diluted	101,842	100,712

Per common share:
Net income attributable to Sonoco:
Basic	$0.48	$0.23

Diluted	$0.48	$0.23

Cash dividends	$0.27	$0.27

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended
	March 28,	March 29,
	2010	2009*
Cash Flows from Operating Activities:
Net income	$48,553	$23,735
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring-related asset impairment	98	4,970
Depreciation, depletion and amortization	40,413	40,857
Share-based compensation expense	5,306	2,704
Equity in earnings of affiliates	(1,226)	(54)
Cash dividends from affiliated companies	3,425	—
Gain on disposition of assets	(1,162)	(4,804)
Pension and postretirement plan expense	13,258	22,529
Pension and postretirement plan contributions	(10,077)	(8,966)
Tax effect of nonqualified stock options	459	—
Excess tax benefit of share-based compensation	(390)	—
Net decrease in deferred taxes	(3,845)	(795)
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Trade accounts receivable	(62,900)	(6,348)
Inventories	(27,630)	(5,190)
Payable to suppliers	46,832	(9,698)
Prepaid expenses	202	7,368
Income taxes payable and other income tax items	12,970	1,661
Fox River environmental reserves	(459)	(3,821)
Other assets and liabilities	9,959	11,365

Net cash provided by operating activities	73,786	75,513

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(28,514)	(34,643)
Proceeds from the sale of assets	214	5,010

Net cash used in investing activities	(28,300)	(29,633)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	2,494	12,233
Principal repayment of debt	(6,801)	(13,258)
Net increase (decrease) in commercial paper	—	(21,000)
Net decrease in outstanding checks	(9,630)	(16,538)
Excess tax benefit of share-based compensation	390	—
Cash dividends	(27,070)	(26,945)
Shares acquired	(110)	(956)
Shares issued	2,701	—

Net cash used in financing activities	(38,026)	(66,464)

Effects of Exchange Rate Changes on Cash	(4,477)	(2,497)

Net Increase (Decrease) in Cash and Cash Equivalents	2,983	(23,081)
Cash and cash equivalents at beginning of period	185,245	101,655

Cash and cash equivalents at end of period	$188,228	$78,574

*	Prior year’s data have been reclassified to conform to the current year’s presentation
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 1:	Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three months ended March 28, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
With respect to the unaudited condensed consolidated financial information of the Company for the three month periods ended March 28, 2010 and March 29, 2009 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 28, 2010 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Note 2:	Shareholders’ Equity
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 28,	March 29,
	2010	2009
Numerator:
Net income attributable to Sonoco	$48,572	$23,122

Denominator:
Weighted average common shares outstanding
Dilutive effect of:	101,165,000	100,612,000
Stock-based compensation	677,000	100,000

Dilutive shares outstanding	101,842,000	100,712,000

Reported net income attributable to Sonoco per common share:
Basic	$0.48	$0.23

Diluted	$0.48	$0.23

Stock options and stock appreciation rights to purchase 1,898,194 and 6,011,600 shares at March 28, 2010 and March 29, 2009, respectively, were not dilutive and, therefore, are excluded from the computations of diluted income attributable to Sonoco per common share amounts. No adjustments were made to reported net income attributable to Sonoco in the computations of earnings per share.
Stock Repurchases
The Company’s Board of Directors has authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. No shares were repurchased under this authorization during the first three months of 2010. Accordingly, at March 28, 2010, a total of 5,000,000 shares remain available for repurchase.
The Company occasionally repurchases shares of its common stock to satisfy employee tax withholding obligations in association with the exercise of stock appreciation rights and performance-based stock awards.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
These repurchases, which are not part of a publicly announced plan or program, totaled 3,678 shares in the first three months of 2010 at a cost of $110, and 43,842 shares in the first three months of 2009 at a cost of $956.

Note 3:	Restructuring and Asset Impairment
The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2010, 2009, 2008 and 2007 are reported as “2010 Actions,” “2009 Actions,” “2008 Actions” and “2007 Actions,” respectively. In addition, the Company has two formal restructuring plans that are still active, although both were substantially complete at March 28, 2010. These are reported as “Earlier Actions.” Following are the total restructuring and asset impairment charges, net of adjustments, recognized by the Company during the periods presented:

	Three Months Ended
	March 28,	March 29,
	2010	2009
Restructuring/Asset impairment:
2010 Actions	$2,733	$—
2009 Actions	1,787	8,188
2008 Actions	523	3,329
2007 Actions	129	(4,367)
Earlier Actions	(1,225)	60

Restructuring/Asset impairment charges	$3,947	$7,210
Income tax benefit	(1,742)	(2,657)
Equity method investments, net of tax	218	—
Impact of Noncontrolling Interests, net of tax	39	1,506

Total impact of Restructuring/Asset impairment charges, net of tax	$2,462	$6,059

Restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Condensed Consolidated Statements of Income.
The Company expects to recognize future additional cash costs totaling approximately $4,700 in connection with previously announced restructuring actions and believes that the majority of these charges will be incurred and paid by the end of 2010. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions may be undertaken.
2010 Actions
During 2010, the Company initiated the consolidation of two manufacturing operations in the Packaging Services segment into a single facility. In addition, the Company continued to realign its fixed cost structure resulting in the elimination of approximately 34 positions in 2010.
Below is a summary of 2010 Actions and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative.

	First	Total
	Quarter	Incurred to	Estimated
2010 Actions	2010	Date	Total Cost
Severance and Termination Benefits
Tubes and Cores/Paper segment	$1,227	$1,227	$1,677
Consumer Packaging segment	321	321	321
Packaging Services segment	1,152	1,152	1,152
All Other Sonoco	33	33	33
Other Costs
Packaging Services segment	—	—	250

Total Charges and Adjustments	$2,733	$2,733	$3,433

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The following table sets forth the activity in the 2010 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

	Severance	Asset
2010 Actions	and	Impairment/
Accrual Activity	Termination	Disposal	Other
2010 Year to Date	Benefits	of Assets	Costs	Total
Liability at December 31, 2009	$—	$—	$—	$—
2010 charges	2,733	—	—	2,733
Cash payments	(435)	—	—	(435)
Foreign currency translation	(19)	—	—	(19)

Liability at March 28, 2010	$2,279	$—	$—	$2,279

The Company expects to pay the majority of the remaining 2010 Actions restructuring costs by the end of 2010 using cash generated from operations.
2009 Actions
During 2009, the Company initiated closures in its Tubes and Cores/Paper segment including a paper mill in the United States and five tube and core plants – three in the United States, one in Europe, and one in Canada. The Company also initiated the closures of a rigid paper packaging plant in the United States (part of the Consumer Packaging segment), a fulfillment service center in Germany (part of the Packaging Services segment), and a molded plastics facility in the United States (part of All Other Sonoco). The Company also sold a small Canadian recovered paper brokerage business during 2009. In addition to the plant closures, the Company realigned its fixed cost structure resulting in the elimination of approximately 210 positions in 2009.
Below is a summary of 2009 Actions and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative.

	First	First	Total
	Quarter	Quarter	Incurred to	Estimated
2009 Actions	2010	2009	Date	Total Cost
Severance and Termination Benefits
Tubes and Cores/Paper segment	$256	$1,930	$13,781	$13,781
Consumer Packaging segment	250	212	2,295	2,400
Packaging Services segment	(53)	—	1,379	1,379
All Other Sonoco	198	756	1,436	1,436
Corporate	6	—	671	671
Asset Impairment / Disposal of Assets
Tubes and Cores/Paper segment	(38)	5,114	6,345	6,345
Consumer Packaging segment	—	—	556	556
Packaging Services segment	—	—	7	7
All Other Sonoco	—	—	303	303
Other Costs
Tubes and Cores/Paper segment	510	—	2,426	4,096
Consumer Packaging segment	333	—	412	1,387
Packaging Services segment	180	—	325	325
All Other Sonoco	145	176	480	530

Total Charges and Adjustments	$1,787	$8,188	$30,416	$33,216

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The following table sets forth the activity in the 2009 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

	Severance	Asset
2009 Actions	and	Impairment/
Accrual Activity	Termination	Disposal	Other
2010 Year to Date	Benefits	of Assets	Costs	Total
Liability at December 31, 2009	$8,825	$—	$11	$8,836
2010 charges	942	—	1,168	2,110
Adjustments	(285)	(38)	—	(323)
Cash receipts/(payments)	(2,762)	38	(1,121)	(3,845)
Foreign currency translation	(13)	—	—	(13)

Liability at March 28, 2010	$6,707	$—	$58	$6,765

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
The estimated total cost of 2008 Actions is expected to reach $47,976, of which $46,976 had been incurred as of March 28, 2010. Costs for these actions included in the quarters ended March 28, 2010 and March 29, 2009, totaled $523 and $3,329, respectively. Below is a summary of expenses/(income) incurred by segment for 2008 Actions for the quarters ended March 28, 2010 and March 29, 2009.

	First	First
	Quarter	Quarter
2008 Actions	2010	2009
Tubes and Cores/Paper segment	$454	$3,139
Consumer Packaging segment	69	598
Packaging Services segment	—	(423)
Corporate	—	15

Total Charges and Adjustments	$523	$3,329

The accrual for 2008 actions totaled $2,162 and $2,954 as of March 28, 2010 and December 31, 2009, respectively. Net cash payments during the quarter ended March 28, 2010 were $1,307. The Company expects to pay the majority of the remaining 2008 Actions restructuring costs by the end of 2010 using cash generated from operations.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The estimated total cost of 2007 Actions is expected to reach $24,935, of which $24,835 had been incurred as of March 28, 2010. Costs for these actions included in the quarters ended March 28, 2010 and March 29, 2009, totaled $129 and $(4,367), respectively. The prior year’s first quarter included a gain from the sale of assets associated with the Company’s closure of a paper mill in China. Below is a summary of income/expenses by segment for 2007 Actions for the quarters ended March 28, 2010 and March 29, 2009.

	First	First
	Quarter	Quarter
2007 Actions	2010	2009
Tubes and Cores/Paper segment	96	(4,433)
Consumer Packaging segment	33	73
All Other Sonoco	—	(7)

Total Charges and Adjustments	$129	$(4,367)

The accrual for 2007 Actions totaled $45 as of March 28, 2010 and December 31, 2009. Net cash payments during the quarter ended March 28, 2010, were $129. The Company expects to pay the majority of the remaining 2007 Actions restructuring costs during 2010 using cash generated from operations.
During the three months ended March 28, 2010 and March 29, 2009, the Company also recorded non-cash, after-tax offsets in the amounts of $39 and $1,506, respectively, to reflect a noncontrolling interest holder’s portion of restructuring costs that were charged to expense.
Earlier Actions
Earlier Actions are comprised of two formal restructuring plans, the 2006 Plan and the 2003 Plan, both of which included a number of plant closures and workforce reductions. During the first quarter of 2010, the Company completed the sale of the land and buildings associated with a former paper mill in France resulting in the recognition of a $1,204 gain. This gain, which partially offsets asset impairment charges recognized in 2006 when the decision was made to close the facility, is included in “Restructuring/Asset impairment charges” in the Company’s Condensed Consolidated Statements of Income. At March 28, 2010, the remaining restructuring accrual for Earlier Actions was $527. The accrual, included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheet, relates primarily to building lease terminations and unpaid severance and termination benefits. The Company expects to recognize future pre-tax charges of approximately $100 associated with Earlier Actions, primarily related to building lease terminations and costs of exiting two closed facilities in Europe. The Company expects both the liability and the future costs to be fully paid at the end of 2012, using cash generated from operations.

Note 4:	Comprehensive Income
The following table reconciles net income to comprehensive income attributable to Sonoco:

	Three Months Ended
	March 28,	March 29,
	2010	2009
Net income	$48,553	$23,735

Other comprehensive income/(loss):
Foreign currency translation adjustments	(11,249)	(18,847)
Changes in defined benefit plans, net of tax	4,179	23,149
Changes in derivative financial instruments, net of tax	(3,078)	(3,724)

Comprehensive income	$38,405	$24,313
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(19)	613

Comprehensive income attributable to Sonoco	$38,424	$23,700

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable, for the three months ended March 28, 2010:

	Foreign			Accumulated
	Currency	Defined	Derivative	Other
	Translation	Benefit	Financial	Comprehensive
	Adjustments	Plans	Instruments	Loss
Balance at December 31, 2009	$10,798	$(316,658)	$(4,609)	$(310,469)
Year-to-date change	(11,249)	4,179	(3,078)	(10,148)

Balance at March 28, 2010	$(451)	$(312,479)	$(7,687)	$(320,617)

At March 28, 2010, the Company had commodity and foreign currency contracts outstanding to fix the costs of certain anticipated raw materials and energy purchases. These contracts, which have maturities ranging from April 2010 to December 2012, qualify as cash flow hedges under U.S. GAAP. The amounts included in accumulated other comprehensive loss related to these cash flow hedges were an unfavorable position of $12,162 ($7,687 after tax) at March 28, 2010, and an unfavorable position of $7,329 ($4,609 after tax) at December 31, 2009.
The cumulative tax benefit on Derivative Financial Instruments was $4,475 at March 28, 2010, and $2,720 at December 31, 2009. During the three-month period ended March 28, 2010, the tax benefit on Derivative Financial Instruments increased by $1,755.
The cumulative tax benefit on Defined Benefit Plans was $183,573 at March 28, 2010, and $186,001 at December 31, 2009. During the three-month period ended March 28, 2010, the tax benefit on Defined Benefit Plans decreased by $(2,428).
Current period foreign currency translation adjustments of $(160) are included in non controlling interests at March 28, 2010.

Note 5:	Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill for the three months ended March 28, 2010 is as follows:

	Tubes and
	Cores	Consumer	Packaging
	/Paper	Packaging	Services	All Other
	Segment	Segment	Segment	Sonoco	Total
Goodwill at December 31, 2009	$236,875	$357,798	$150,082	$68,775	$813,530
Other	(216)	—	—	—	(216)
Foreign currency translation	(6,697)	2,861	—	(122)	(3,958)

Goodwill at March 28, 2010	$229,962	$360,659	$150,082	$68,653	$809,356

“Other” consists of goodwill on a small Chilean tube and core business that was contributed to a new joint venture in 2010. The Company accounts for its 19.5% ownership in the new joint venture under the cost method.
The Company completed its most recent annual goodwill impairment testing during the third quarter of 2009. Based on the results of this evaluation, the Company concluded that there was no impairment of goodwill for any of its reporting units. Based on its ongoing evaluation of relevant facts and circumstances, the Company concluded that there were no significant changes during the first quarter of 2010 that require additional

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
goodwill impairment testing. For 2009 testing purposes, the fair values of the Company’s reporting units were estimated based on projections of future years’ operating results and associated cash flows. Reporting units with significant goodwill whose results needed to show improvement, beyond that expected from a recovery in the general economy, in order to assure that there will not be a future impairment include Tubes & Cores/Paper – Europe, Matrix Packaging, and Molded Plastics. In addition, the Company’s Australian Rigid Paper Containers unit needed to show significant improvement in future cash flows. While the global economic recession has impacted each of these units, it has had a more significant impact on the operating results of Tubes & Cores/Paper- Europe and Molded Plastics. The Company expects operating results in all of these units to improve as general economic conditions improve and has implemented certain restructuring actions that are expected to bolster future cash flows. In addition, results in Matrix Packaging are projected to grow at levels beyond that expected from a recovery in the general economy.
During the fourth quarter of 2009, the Global Services unit participated in a bidding process conducted by its largest customer. The outcome of this bidding activity was unfavorable to the Company as a significant portion of the customer’s sales volume will be lost. In response, the Company reevaluated the goodwill of this reporting unit and determined it was not impaired. The reevaluation took into account this loss of the business, and the Company expects that the impact will be largely offset by projected growth with other customers.
If the Company’s assessment of the relevant facts and circumstances changes, if economic conditions fail to improve, or if actual performance in any of these reporting units falls short of expected results, noncash impairment charges may be required. Total goodwill associated with Global Services, Matrix Packaging, Tubes & Cores/Paper – Europe, Molded Plastics, and Rigid Paper Containers — Australia was approximately $150,000, $129,000, $102,000, $42,000, and $5,500, respectively at March 28, 2010
Other Intangible Assets
A summary of other intangible assets as of March 28, 2010 and December 31, 2009 is as follows:

	March 28,	December 31,
	2010	2009

Amortizable Intangibles – gross cost
Patents	$2,591	$2,592
Customer lists	159,804	161,007
Land use rights	345	340
Supply agreements	1,000	1,000
Other	7,698	7,830

Other Intangible Assets, gross	$171,438	$172,769

Total accumulated amortization	$(59,941)	$(57,725)

Other Intangible Assets, net	$111,497	$115,044

Other intangible assets are amortized on a straight-line basis over their respective useful lives, which generally range from three to twenty years. The Company has no intangibles with indefinite lives. Aggregate amortization expense was $3,003 and $2,919 for the three months ended March 28, 2010 and March 29, 2009, respectively. Amortization expense on other intangible assets is expected to approximate $12,100 in 2010, $11,800 in 2011, $11,300 in 2012, $11,100 in 2013 and $10,800 in 2014.

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

		Fair Value Measurements at Reporting Date Using
		Quoted Market
		Prices in Active	Significant
		Market for	Other	Significant
		Identical	Observable	Unobservable
		Assets/Liabilities	Inputs	Inputs
Description	March 28, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives	$6,192	$—	$6,192	$—
Deferred Compensation Plan Assets	$2,079	$2,079	$—	$—

Liabilities:
Derivatives	$16,294	$—	$16,294	$—
Fair value measurements for the Company’s derivatives, which at March 28, 2010, consisted primarily of natural gas, aluminum, and foreign currency contracts entered into for hedging purposes, are classified under Level 2 because such measurements are determined using published market prices or estimated based on observable inputs such as interest rates, yield curves, spot and future commodity prices and spot and future exchange rates.
Certain deferred compensation plan liabilities are funded and the assets invested in various exchange traded mutual funds. These assets are measured using quoted prices in accessible active markets for identical assets.
None of the Company’s financial assets or liabilities currently covered by the disclosure provisions of U.S. GAAP are measured at fair value using significant unobservable inputs. There were no transfers between Levels due to a change in measurement inputs during the quarter.
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

	March 28, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Notes payable and current portion of long-term debt	$113,388	$116,440	$118,053	$121,318
Long-term debt	$464,705	$508,678	$462,743	$473,573

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
Cash Flow Hedges
At March 28, 2010 and December 31, 2009, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. To the extent considered effective, the changes in fair value of these contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which the hedged item impacts earnings.
Commodity Cash Flow Hedges
The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas and aluminum. At March 28, 2010, natural gas swaps covering approximately 6.7 million MMBtus were outstanding. These contracts represent approximately 72%, 70% and 13% of anticipated U.S. and Canadian usage for 2010, 2011 and 2012, respectively. Additionally, the Company had swap contracts covering 2.8 thousand metric tons of aluminum representing approximately 29% of anticipated usage for 2010. The fair value of the Company’s commodity cash flow hedges were in loss positions of $14,901 and $8,294 at March 28, 2010 and December 31, 2009, respectively. The amount of the loss included in “Accumulated other comprehensive loss” at March 28, 2010, that is expected to be reclassified to the income statement during the next twelve months is $9,140.
Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases forecasted to occur in 2010. At March 28, 2010, the net position of these contracts was to purchase 43.8 million Canadian dollars, 138.5 million Mexican pesos, and 2.1 million British pounds, and to sell 2.2 million euros, 4.3 million Australian dollars, and 2.3 million New Zealand dollars. The fair value of these foreign currency cash flow hedges was $2,335 at March 28, 2010, and $721 at December 31, 2009. The amount of the gain included in “Accumulated other comprehensive loss” at March 28, 2010 expected to be reclassified to the income statement during the next twelve months is $2,335.
Fair Value Hedges
During 2009, the Company entered into an interest rate derivative to swap $150,000 notional value of its 6.5% debentures due November 2013 to a floating rate. The fair value of this hedge was a net asset of $1,436 at March 28, 2010, and a net liability of $(647) at December 31, 2009. In connection with this hedge, the Company recorded an increase in the carrying value of the related bonds of $1,541 at March 28, 2010, and a decrease in carrying value of $(572) at December 31, 2009.
Other Derivatives
The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and existing foreign currency denominated receivables and payables. The Company does not apply hedge accounting treatment for these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur. At March 28, 2010, the net positions of these contracts were to purchase 6.7 million Canadian dollars, 1.7 million British pounds, and 6.8 billion Colombian pesos. The total fair value of these hedges, all of which were short-term, was $1,027 at March 28, 2010, and $795 at December 31, 2009.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The following table sets forth the location and fair values of the Company’s derivative instruments at March 28, 2010:

Description	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Commodity Contracts	Other Current Assets	$1,290
Commodity Contracts	Other Current Liabilities	$10,916
Commodity Contracts	Other Long Term Liabilities	$5,275
Foreign Exchange Contracts	Other Current Assets	$2,412
Foreign Exchange Contracts	Other Current Liabilities	$77
Derivatives designated as fair value hedges:
Interest Rate Swap Contracts	Other Long Term Assets	$1,436
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$1,054
Foreign Exchange Contracts	Other Current Liabilities	$26
The following table sets forth the effect of the Company’s derivative instruments on financial performance for the three months ended March 28, 2010 and March 29, 2009:

		Location of Gain			Amount of Gain or
	Amount of Gain or	or (Loss)	Amount of Gain or	Location of Gain or	(Loss) Recognized
	(Loss) Recognized	Reclassified from	(Loss) Reclassified	(Loss) Recognized in	in Income on
	in OCI on	Accumulated OCI	from Accumulated	Income on	Derivative
	Derivative	Into Income	OCI Into Income	Derivative	(Ineffective
Description	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion)	Portion)
Three months ended March 28, 2010
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$805	Net sales	$(532)	Net sales	$—
Commodity Contracts	$(8,392)	Cost of sales	$(2,222)	Cost of sales	$(513)

Fair value hedge derivatives:
Interest Rate Swap				Interest expense	$(29)

Three months ended March 29, 2009
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$(556)	Net sales	$(356)	Net sales	$—
Commodity Contracts	$(9,547)	Cost of sales	$(5,941)	Cost of sales	$12

	Location of Gain or
Derivatives not	(Loss) Recognized
designated as hedging	in Income	Gain or (Loss)
instruments:	Statement	Recognized
Three months ended March 28, 2010
Foreign Exchange Contracts	Cost of sales	$541
	Selling, general and administrative	$4
Three months ended March 29, 2009
Foreign Exchange Contracts	Cost of sales	$188

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 8:	Dividend Declarations
On February 9, 2010, the Board of Directors declared a regular quarterly dividend of $0.27 per share. This dividend was paid March 10, 2010 to all shareholders of record as of February 19, 2010.
On April 21, 2010, the Board of Directors declared a regular quarterly dividend of $0.28 per share. This dividend is payable June 10, 2010 to all shareholders of record as of May 14, 2010.

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
On February 4, 2009, the U.S. qualified defined benefit pension plan was amended to freeze plan benefits for all active participants effective December 31, 2018. At that time, remaining active participants in the U.S. qualified plan will become participants of the SIRP effective January 1, 2019. Active participants of the U.S. qualified plan had a one-time option to transfer into the SIRP effective January 1, 2010. Approximately one third of the active participants chose that option. The plan amendment also affected participants covered by the pension restoration plan (a nonqualified plan) as the benefit formulas for the restoration plan are linked to the qualified plan. The plan amendment resulted in the assets and liabilities of the U.S. qualified and nonqualified plans being remeasured as of February 4, 2009.
The components of net periodic benefit cost include the following:

	Three Months Ended
	March 28,	March 29,
	2010	2009
Retirement Plans
Service cost	$5,238	$5,687
Interest cost	17,234	17,248
Expected return on plan assets	(18,849)	(14,280)
Amortization of net transition obligation	105	90
Amortization of prior service cost	29	271
Amortization of net actuarial loss	8,332	9,837
Effect of curtailment loss	—	2,344

Net periodic benefit cost	$12,089	$21,197

Retiree Health and Life Insurance Plans
Service cost	$286	$338
Interest cost	580	980
Expected return on plan assets	(334)	(278)
Amortization of prior service credit	(2,469)	(2,689)
Amortization of net actuarial loss	569	804

Net periodic benefit income	$(1,368)	$(845)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
As a result of the plan amendment discussed above, the Company recognized curtailment losses totaling $2,344 in the first quarter of 2009. Approximately 75% of the losses are included in “Cost of sales” in the Condensed Consolidated Statements of Income; the remainder are included in “Selling, general and administrative expenses.”
During the three months ended March 28, 2010, the Company made contributions of $5,255 to its defined benefit retirement and retiree health and life insurance plans. The Company anticipates that it will make additional contributions of approximately $13,900 in 2010. The Company also contributed $4,822 to the SIRP during this same three-month period. No additional SIRP contributions are expected during the remainder of 2010. Funding of the Company’s U.S. qualified defined benefit pension plan is not required in 2010 due to the $100,000 voluntary contribution made in December 2009 and the Company’s ability to utilize funding credits arising from previously funding the plan in excess of minimum requirements. No assurances can be made, however, about funding requirements beyond 2010, as they will depend largely on actual investment returns and future actuarial assumptions.
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

Note 10:	Income Taxes
The Company’s effective tax rate for the three-month periods ending March 28, 2010 and March 29, 2009, was 29.6% and 32.5%, respectively. The rates for both quarters varied from the U.S. statutory rate primarily due to the favorable effect of international operations that are subject to tax rates generally lower than the U.S. rate, the favorable effect of the manufacturer’s deduction, and other U.S. tax adjustments. An increase in the U.S. federal manufacturing deduction in 2010 provided a more favorable impact on the Company’s effective tax rate in the first quarter of 2010 than in the same period last year.
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
There have been no significant changes in the Company’s liability for uncertain tax positions since December 31, 2009. The Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental. Management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis.

Note 11:	New Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board issued FAS No.168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” This statement established the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative U.S. generally accepted accounting principles (GAAP). This statement became effective for financial statements issued for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents were superseded. Accordingly, in all of its subsequent public filings the Company will reference the Codification as the sole source of authoritative literature.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Effective July 1, 2009, changes to the Codification are communicated through an Accounting Standards Update (ASU). As of April 28, 2010, the FASB has issued ASUs 2010-01 through 2010-11. The Company has reviewed each ASU and determined that none will have a material impact on the Company’s financial statements.

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
The Tubes and Cores/Paper segment includes the following products: high-performance paper and composite paperboard tubes and cores; fiber-based construction tubes and forms; recycled paperboard, linerboard, corrugating medium, recovered paper and other recycled materials.
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
FINANCIAL SEGMENT INFORMATION

	Three Months Ended
	March 28,	March 29,
	2010	2009
Net sales:
Consumer Packaging	$381,633	$354,908
Tubes and Cores/Paper	369,874	288,340
Packaging Services	111,913	92,861
All Other Sonoco	71,713	64,520

Consolidated	$935,133	$800,629

Intersegment sales:
Consumer Packaging	$531	$505
Tubes and Cores/Paper	20,256	18,352
Packaging Services	226	307
All Other Sonoco	9,761	8,711

Consolidated	$30,774	$27,875

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
FINANCIAL SEGMENT INFORMATION

	Three Months Ended
	March 28,	March 29,
	2010	2009
Income before income taxes:
Operating profit
Consumer Packaging	$45,656	$39,377
Tubes and Cores/Paper	21,503	6,746
Packaging Services	5,079	655
All Other Sonoco	7,384	5,136
Restructuring/Asset impairment charges	(3,947)	(7,210)
Interest, net	(8,437)	(9,631)

Consolidated	$67,238	$35,073

Prior year results have been restated for the reclassification between segments of a small global brand artwork management business that was previously included in the Packaging Services segment. The impact of this reclassification on the three months ended March 29, 2009, was to transfer $2,974 of net sales and $(20) of operating profit from the Packaging Services segment to the Consumer Packaging segment.

Note 13:	Commitments and Contingencies
The Company is a party to various legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. The Company is also currently a defendant in a purported class action by persons who bought Company stock between February 7, 2007 and September 18, 2007. The complaint, as amended, alleges that the Company issued press releases and made public statements during the class period that were materially false and misleading. The complaint seeks an unspecified amount of damages plus interest and attorneys’ fees. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings. Some of these exposures have the potential to be material. Information with respect to these and other exposures appears in Part II – Item 8 – “Financial Statements and Supplementary Data” (Note 14 — “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K. The Company cannot currently estimate the final outcome of many of the items described or the ultimate amount of potential losses.
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
Environmental Matters
During the fourth quarter of 2005, the U. S. Environmental Protection Agency (EPA) notified U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, that U.S. Mills and NCR Corporation (NCR), an unrelated party, would be jointly held responsible to undertake a program to remove and dispose of certain PCB-contaminated sediments at a particular site on the lower Fox River in Wisconsin (the “Site”). U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation. The Company has expensed a total of $17,650 for its estimated share of the total cleanup cost of the Site, and through March 28, 2010, has spent a total of $14,463. The Company currently estimates that its share of future related costs may amount to between $1,900 and $4,900. However, the actual costs associated with cleanup of the Site are dependent upon many factors and it is possible that remediation costs could be higher than the current estimate of project costs. The Company acquired U.S. Mills in 2001, and the alleged contamination predates the acquisition.
The EPA and Wisconsin Department of Natural Resources (WDNR) have also issued a general notice of potential liability under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and a request to participate in remedial action implementation negotiations relating to a stretch of the lower Fox River, including the bay at Green Bay, (Operating Units 2 – 5) to eight potentially responsible

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
parties, including U.S. Mills. Operating Units 2 – 5 include but also comprise a vastly larger area than the Site. A detailed description of the claims and proceedings associated therewith appears in Part II – Item 8 – “Financial Statements and Supplementary Data” (Note 14 — “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K.
Since 2007, U.S. Mills has expensed a total of $60,825 for potential liabilities associated with the Fox River contamination (not including amounts accrued for remediation at the Site) and through March 28, 2010, has spent a total of $4,057, primarily on legal fees. Although the Company lacks a reasonable basis for identifying any amount within the range of possible loss as a better estimate than any other amount, as has previously been disclosed, the upper end of the range may exceed the net worth of U.S. Mills. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $80,000 at March 28, 2010.
The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time.
As of March 28, 2010 and December 31, 2009, the Company (and its subsidiaries) had accrued $63,158 and $63,800, respectively, related to environmental contingencies. Of these, a total of $59,955 and $60,414 relate to U.S. Mills at March 28, 2010 and December 31, 2009, respectively. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. U.S. Mills recognized a $40,825 benefit in 2008 from settlements reached on certain insurance policies covering the Fox River contamination. U.S. Mills’ two remaining insurance carriers are in liquidation. It is possible that U.S. Mills may recover from these carriers a small portion of the costs it ultimately incurs. U.S. Mills may also be able to reallocate some of the costs it incurs among other parties. There can be no assurance that such claims for recovery would be successful and no amounts have been recognized in the consolidated financial statements of the Company for such potential recovery or reallocation.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Directors of Sonoco Products Company:
We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of March 28, 2010, and the related condensed consolidated statements of income for the three-month periods ended March 28, 2010 and March 29, 2009 and the condensed consolidated statements of cash flows for each of the three-month periods ended March 28, 2010 and March 29, 2009. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009, and the related consolidated statements of income, shareholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 26, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
April 28, 2010

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
First Quarter 2010 Compared with First Quarter 2009
RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for each of the periods presented. These measures (referred to as “base”) are the GAAP measures adjusted to exclude restructuring charges, asset impairment charges, environmental charges and certain other items, if any, the exclusion of which the Company believes improves comparability and analysis of the underlying financial performance of the business.

	For the three months ended March 28, 2010
		Restructuring/
		Asset
Dollars in millions, except per share data	GAAP	Impairment	Base

Income before interest and income taxes	$75.7	$3.9	$79.6
Interest expense, net	8.5	—	8.5

Income before income taxes and equity in earnings of affiliates	67.2	3.9	71.1
Provision for income taxes	19.9	1.7	21.6

Income before equity in earnings of affiliates	47.3	2.2	49.5
Equity in earnings of affiliates, net of tax	1.3	0.2	1.5

Net income	48.6	2.4	51.0
Less: Net (income)/loss attributable to noncontrolling interests, net of tax	—	—	—

Net income attributable to Sonoco	$48.6	$2.4	$51.0

Per common share	$0.48	$0.02	$0.50

	For the three months ended March 29, 2009
		Restructuring/
		Asset
Dollars in millions, except per share data	GAAP	Impairment	Base

Income before interest and income taxes	$44.7	$7.2	$51.9
Interest expense, net	9.6	—	9.6

Income before income taxes and equity in earnings of affiliates	35.1	7.2	42.3
Provision for income taxes	11.4	2.6	14.0

Income before equity in earnings of affiliates	23.7	4.6	28.3
Equity in earnings of affiliates, net of tax	—	—	—

Net income	23.7	4.6	28.3
Less: Net (income)/loss attributable to noncontrolling interests, net of tax	0.6	(1.5)	(0.9)

Net income attributable to Sonoco	$23.1	$6.1	$29.2

Per common share	$0.23	$0.06	$0.29

SONOCO PRODUCTS COMPANY
RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended March 28, 2010 versus the three months ended March 29, 2009.
OVERVIEW
Net sales for the first quarter were $935 million, compared with $801 million in the same period in 2009. The 17% increase during the quarter was due to improved companywide volumes, a $37 million favorable impact of foreign currency exchange and higher selling prices. The higher selling prices were driven by the impact of external sales of recovered paper at significantly higher old corrugated containers (OCC) prices. Gross profit margins for the first quarter increased to 18.8% compared to last year’s 17.6%. Margins were favorably impacted by higher volume, as well as productivity initiatives, decreased pension expenses and cost containment actions. Net income attributable to Sonoco for the first quarter of 2010 was $48.6 million compared to $23.1 million reported for the same period of 2009. 2010 earnings include $2.4 million after-tax restructuring charges, while 2009 results were impacted by after-tax restructuring charges of $6.1 million. First quarter 2010 base net income attributable to Sonoco (Base earnings) was $51.0 million ($.50 per diluted share) versus $29.2 million ($.29 per diluted share) in 2009.
While the Company experienced volume increases from the previous year, they were most notable in those businesses serving industrial markets. These markets were hit particularly hard by the recession, but generally improving global economic conditions spurred year-over-year volume growth. However, the benefits of higher volumes were muted by rising prices for OCC, which have approximately doubled since December. For the majority of its tube and core and paperboard contracts, the Company can only reset sales prices at the beginning of each quarter, based on OCC prices at the end of the previous quarter. Due to the magnitude of the increase in OCC prices during the first quarter, the Company experienced an unfavorable price/cost relationship. This negative impact was more than offset with the volume growth, strong productivity and reduced operating costs.
OPERATING REVENUE
Net sales for the first quarter of 2010 were $935 million, compared to $801 million for the first quarter of 2009, an increase of $134 million.
The components of the sales change were:

($ in millions)

Volume/Mix	$71
Foreign Currency Translation	37
Selling Prices	17
Other	9

Total Sales Increase	$134

Volume/mix accounted for a 9% increase in sales from 2009 levels as each of the Company’s reporting segments experienced volume improvements across most geographic regions, with the greatest volume increases occurring in businesses serving industrial markets, which tend to be more economically sensitive and were most severely impacted during the recession. The selling prices for recovered paper increased in response to the significant increase in OCC prices. Without this favorable impact, overall selling prices would have trended downwards, primarily in the Consumer Packaging segment and All Other Sonoco. A weaker dollar, relative to last year’s first quarter levels, also contributed significantly to the sales increase. The second quarter is expected to show a greater benefit in selling prices from the rise in OCC, as the impact becomes more widely reflected in the selling price of the Company’s products, primarily tubes and cores and paperboard.
COSTS AND EXPENSES
Cost of sales in the first quarter of 2010 was higher year over year primarily due to the increases in volume discussed above. A partial recovery in the value of pension plan assets during 2009, and the impact of the $100 million voluntary contribution to the U.S. qualified pension plan in December 2009, will result in lower year over year pension and retirement expenses. These expenses showed an $8.7 million improvement in the first quarter, most of which is reflected in cost of sales. Significantly higher prices paid for recovered paper increased costs in our converted paper operations, while higher resin costs negatively impacted results in the plastics operations. The combination of

SONOCO PRODUCTS COMPANY
productivity initiatives, cost containment activities and volume-driven manufacturing efficiencies were able to more than offset the material cost increases.
Selling, general and administrative costs were higher primarily due to higher incentive compensation expenses, reflecting the improvements in expectations for current year operating results versus the same period last year.
Restructuring and restructuring-related asset impairment charges totaled $3.9 million and $7.2 million for the first quarters of 2010 and 2009, respectively. Additional information regarding restructuring actions and impairments is provided in Note 3 to the Company’s Condensed Consolidated Financial Statements.
Net interest expense for the first quarter of 2010 decreased to $8.4 million, compared with $9.6 million during the same period in 2009. The decrease was due to lower debt levels and lower interest rates.
This year’s first quarter effective tax rate of 29.6% was lower than the 32.5% rate recorded in the 2009 quarter. The lower tax rate was primarily due to an increase in the U.S. federal manufacturing deduction. This was also the primary factor in the effective tax rate on base earnings dropping from 33.2% in the first quarter of 2009 to 30.4% in 2010.
The Company has operations in Venezuela, that beginning January 1, 2010, are accounted for as hyperinflationary. These operations have annual sales of approximately $8 million and net assets of approximately $2 million. The change to hyperinflationary accounting did not have a significant effect on the Company’s financial statements during the quarter.
REPORTABLE SEGMENTS
The following table recaps net sales for the first quarter of 2010 and 2009 ($ in thousands):

	Three Months Ended
	March 28, 2010	March 29, 2009	% Change
Net sales:
Consumer Packaging	$381,633	$354,908	7.5%
Tubes and Cores/ Paper	369,874	288,340	28.3%
Packaging Services	111,913	92,861	20.5%
All Other Sonoco	71,713	64,520	11.1%

Consolidated	$935,133	$800,629	16.8%

Consolidated operating profits, also referred to as “Income before income taxes” on the Company’s Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Three Months Ended
	March 28, 2010	March 29, 2009	% Change
Income before income taxes:
Segment operating profit
Consumer Packaging	$45,656	$39,377	15.9%
Tubes and Cores/ Paper	21,503	6,746	218.8%
Packaging Services	5,079	655	675.5%
All Other Sonoco	7,384	5,136	43.8%
Restructuring/Asset impairment charges	(3,947)	(7,210)
Interest, net	(8,437)	(9,631)	12.4%

Consolidated	$67,238	$35,073	91.7%

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

SONOCO PRODUCTS COMPANY
Consumer Packaging
Sonoco’s Consumer Packaging segment includes the following products: round and shaped rigid packaging (both composite and plastic); printed flexible packaging; metal and peelable membrane ends and closures and brand artwork management.
Prior year results have been restated for a reclassification between segments of a small global brand artwork management business that was previously included in the Packaging Services segment. The impact of this reclassification on 2009 results was to transfer $3.0 million of sales, with negligible profits into the Consumer Packaging segment.
First quarter 2010 sales for the segment were $382 million, compared with $355 million in the same period in 2009. Of the 7.5% increase in sales, 5.4% was due to increased volume, with rigid plastic containers, composite cans, closures and to a lesser extent, flexible packaging showing improvement. In addition, the favorable impact of foreign currency translation increased sales by approximately $14 million, but was partially offset by lower selling prices, primarily of flexible packaging and closures.
Segment operating profit increased 15.9%, benefiting from productivity improvements and volume growth. Partially offsetting these favorable factors were higher raw material and labor costs and lower selling prices.
Tubes and Cores/Paper
The Tubes and Cores/Paper segment includes the following products: high-performance paper and composite paperboard tubes and cores; fiber-based construction tubes and forms; recycled paperboard, linerboard, corrugating medium, recovered paper and other recycled materials.
First quarter 2010 sales for the segment were $370 million, compared with $288 million in the same period in 2009. The 28.3% increase in segment sales was due to a nearly 12% improvement in volume of global industrial converted products and North American paperboard along with the favorable impact of foreign currency translation. OCC prices increased significantly during the quarter which had a favorable impact on the selling price of recovered paper sold externally. The sales increase in the first quarter of 2010 included $13 million of corrugating sales previously produced under a cost plus fixed management fee arrangement.
Operating profit for this segment was $21.5 million, compared with $6.7 million in 2009. This significant improvement during the quarter was due to volume growth and productivity improvements. These favorable factors more than offset an unfavorable price/cost relationship
Packaging Services
The Packaging Services segment includes the following products and services: designing, manufacturing, assembling, packing and distributing temporary, semipermanent and permanent point-of-purchase displays; and supply chain management services, including contract packing, fulfillment and scalable service centers.
First quarter 2010 sales for this segment were $112 million, compared with $93 million in the same period in 2009. This 20.5% gain in sales was due primarily to improved volume in the contract packaging and fulfillment businesses along with a $4 million favorable impact of foreign currency translation.
As previously reported, the Company expects to lose approximately $45 million of annualized sales volume by the second half of 2010 resulting from bidding activity conducted by a major customer in the fourth quarter of 2009. Further, another of the segment’s customers notified the Company in late 2009 of its intention to consolidate its business with another vendor by 2012 representing a potential annual sales reduction of $35 million. Due to anticipated growth from new business, including already announced additions in Poland, Mexico and the United States, management does not expect the loss of business from these customers to have a material adverse effect on the segment’s operating results over the long term.
Segment operating profit was $5.1 million, compared with $0.7 million in 2009, primarily as a result of volume improvements. While management expects business in this segment to remain relatively strong for the remainder of the year, it is not expected to continue at first quarter levels.

SONOCO PRODUCTS COMPANY
All Other Sonoco
All Other Sonoco includes businesses that are not aggregated in a reportable segment and includes the following products: wooden, metal and composite wire and cable reels, molded and extruded plastics, custom-designed protective packaging and paper amenities such as coasters and glass covers.
First quarter 2010 sales in All Other Sonoco increased 11.1%, to $72 million, compared with $65 million reported in the same period in 2009. This increase was driven primarily by volume gains in molded plastics and protective packaging. These gains were partially offset by volume and sales price declines in wire and cable reels.
Operating profit for the quarter was $7.4 million, compared with $5.1 million in 2009. This increase was due to productivity improvements and volume growth, which more than offset lower sales prices, particularly in wire and cable reels.
Financial Position, Liquidity and Capital Resources
The Company’s financial position remained strong during the first quarter of 2010. Cash flows from operations totaled $73.8 million in the first three months of 2010, compared with $75.5 million in the same period last year. Although year-over-year earnings were higher, the impact on operating cash flow was offset by increases in net working capital driven by higher levels of business activity. Operating cash flows are expected to remain strong during the remainder of 2010.
During the first three months of 2010, the Company utilized cash from operations to fund capital expenditures of $28.5 million, pay dividends of $27.1 million, and reduce outstanding debt by a net $4.3 million to $578.1 million at March 28, 2010. Cash and cash equivalents increased from $185.2 million at December 31, 2009, to $188.2 million at March 28, 2010.
At March 28, 2010, no borrowings were outstanding under the Company’s $500 million commercial paper program. The commercial paper program is fully supported by a bank credit facility provided by a syndicate of banks that is committed until May 2011.
The Company’s $100 million, 6.75% debenture becomes due in November 2010. The Company expects to be able to satisfy this obligation using cash generated from operations during 2010 or through refinancing with existing available credit.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires the Company to maintain a minimum level of net worth, as defined. As of March 28, 2010, the Company’s defined net worth was approximately $457 million above the minimum level required under this covenant.
The Company anticipates that contributions to its defined benefit plans will total approximately $24 million during 2010. No contributions to the Company’s U.S. qualified defined benefit pension plan are required in 2010 due to the $100 million voluntary contribution made in December 2009 and the Company’s ability to utilize funding credits from having previously funded the plan in excess of minimum requirements. Funding of the U.S. qualified defined benefit pension plan is not expected to be required until 2013 ; however, future funding requirements will depend largely on actual investment returns and future actuarial assumptions.
Certain assets and liabilities are reported in the Company’s financial statements at fair value, the fluctuation of which can impact the Company’s financial position and results of operations. Items reported by the Company on a recurring

SONOCO PRODUCTS COMPANY
basis at fair value include derivative contracts and pension and deferred compensation related assets. The valuation of the vast majority of these items is based either on quoted prices in active and accessible markets or on other observable inputs.
At March 28, 2010, the Company had commodity contracts outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. The total net fair market value of these instruments was an unfavorable position of $14.9 million at March 28, 2010, and an unfavorable position of $8.3 million at December 31, 2009. Natural gas and aluminum contracts covering an equivalent of 6.7 million MMBtus and 2,843 metric tons, respectively, were outstanding at March 28, 2010. Additionally, the Company had various currency contracts outstanding to fix the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments was a net favorable position of $2.3 million at March 28, 2010 compared with a net favorable position of $0.7 million at December 31, 2009. These contracts qualify as cash flow hedges and mature within twelve months of their respective reporting date. Also, the Company has an interest rate derivative to swap $150 million notional value of its 6.5% debentures due November 2013 to a floating rate. At March 28, 2010, this fair value hedge was in a favorable position of $1.4 million compared with an unfavorable position of $0.6 million at December 31, 2009.
In addition, at March 28, 2010, the Company had various currency contracts outstanding to fix the exchange rate on certain foreign currency assets and liabilities. Although placed as an economic hedge, the Company does not apply hedge accounting to these contracts. The fair value of these currency contracts, all of which mature within twelve months, was a net favorable position of $1.0 million at the end of the quarter and $0.8 million at December 31, 2009.
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
Information about the Company’s exposure to market risk is discussed under Part I, Item 2 in this report and was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission on February 26, 2010. There have been no other material quantitative or qualitative changes in market risk exposure since the date of that filing.

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
Information with respect to legal proceedings and other exposures appears in Part I – Item 3 – “Legal Proceedings” and Part II – Item 8 – “Financial Statements and Supplementary Data” (Note 14 - “Commitments and Contingencies”) in the Company’s Annual Report on
Form 10-K for the year ended December 31, 2009, and in Part I – Item 1 – “Financial Statements” (Note 13 – “Commitments and Contingencies”) of this report.
In April 2006, the United States and the State of Wisconsin (plaintiffs) sued U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, and NCR Corporation (NCR), an unrelated company, to recover certain costs incurred for response activities undertaken regarding the release and threatened release of hazardous substances in specific areas of elevated concentrations of polychlorinated biphenyls (PCBs) in sediments in the Lower Fox River and Green Bay in northeastern Wisconsin (hereinafter the Site). Pursuant to a Consent Decree agreed to by NCR and U.S. Mills as a consequence of the litigation, the Site is to be cleaned up on an expedited basis and NCR and U.S. Mills started removing contaminated sediment in May 2007. The remediation involves removal of sediment from the riverbed, dewatering of the sediment and storage at an offsite landfill. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation, which the Company currently estimates may be between $32.7 million and $38.7 million for the project as a whole. The actual costs associated with cleanup of this particular site are dependent upon many factors and it is possible that remediation costs could be higher or lower than the current estimate of project costs. Under the terms of the agreement, the parties reserved their rights to make claims against each other, as well as third parties, to reallocate the costs of remediating the Site. Accordingly, the Company’s ultimate share of the liability for remediating the Site could be greater or less than 50% of the total cost.
In addition to the Site discussed above, as previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2009, U.S. Mills faces additional exposure related to potential natural resource damage and environmental remediation costs for a larger stretch of the lower Fox River, including the bay at Green Bay, which includes the Site discussed above (Operating Units 2 – 5). On November 13, 2007, the EPA issued a unilateral Administrative Order for Remedial Action pursuant to Section 106 of CERCLA. The order requires U.S. Mills and the seven other respondents jointly to take various actions to cleanup OUs 2 – 5. The order covers planning and design work as well as dredging and disposing of contaminated sediments and the capping of dredged and less contaminated areas of the river bottom. The order also provides for a penalty for failure by a respondent to comply with its terms as well as exposing a non-complying respondent to potential treble damages. Although U.S. Mills has reserved its rights to contest liability for any portion of the work, it is cooperating with the other respondents to comply with the order, but its financial contribution will likely be determined by the lawsuit commenced in June 2008 and discussed below.
On June 12, 2008, NCR and Appleton Papers, Inc. (API), as plaintiffs, commenced suit in the United States District Court for the Eastern District of Wisconsin (No. 08-CV-0016-WCG) against U.S. Mills, as one of a number of defendants, seeking a declaratory judgment allocating among all the parties the costs and damages associated with the pollution and clean up of the Lower Fox River. The suit also seeks damages from the defendants for amounts already spent by the plaintiffs, including natural resource damages, and future amounts to be spent by all parties with regard to the pollution and cleanup of the Lower Fox River. On December 16, 2009, the court issued an order which concluded that, under the equities of the case, NCR and API were not entitled to any contributions from U.S. Mills and other defendants, thereby granting the defendant’s motions for summary judgment and denying the plaintiffs’ motions for summary judgment. Although an order has been issued by the court, no appealable final judgment has been entered yet; nevertheless, NCR has reported that it intends to appeal the ruling, presumably after entry of the final judgment. U.S. Mills plans to defend the suit vigorously.
As of March 28, 2010, U.S. Mills had reserves totaling $56.8 million for potential liabilities associated with the Fox River contamination (not including amounts accrued for remediation at the Site). Although the Company lacks a reasonable basis for identifying any amount within the range of possible loss as a better estimate than any other amount, as has previously been disclosed, the upper end of the range may exceed the net worth of U.S. Mills. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company

SONOCO PRODUCTS COMPANY
continues to believe that the maximum additional exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $80 million at March 28, 2010.
On July 7, 2008, the Company was served with a complaint filed in the United States District Court for South Carolina by the City of Ann Arbor Employees’ Retirement System, individually and on behalf of others similarly situated. The suit purports to be a class action on behalf of those who purchased the Company’s common stock between February 7, 2007 and September 18, 2007, except officers and directors of the Company. The complaint, as amended, alleges that the Company issued press releases and made public statements during the class period that were materially false and misleading. The complaint also names certain Company officers as defendants and seeks an unspecified amount of damages plus interest and attorneys’ fees. The Company believes that the claims are without merit and intends to vigorously defend itself against the suit.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum
			Shares Purchased as	Number of Shares
			Part of Publicly	that May Yet be
	(a) Total Number of	(b) Average Price	Announced Plans or	Purchased under the
Period	Shares Purchased[1]	Paid per Share	Programs[2]	Plans or Programs[2]
1/01/10 – 1/31/10	425	$29.45	—	5,000,000
2/01/10 – 2/28/10	2,061	$29.32	—	5,000,000
3/01/10 – 3/28/10	1,192	$31.02	—	5,000,000
Total	3,678	$29.89	—	5,000,000

[1]	All of the share purchases in the first quarter of 2010 relate to shares withheld to satisfy employee tax withholding obligations in association with the exercise of performance-based stock awards, deferred compensation and restricted stock. These shares were not repurchased as part of a publicly announced plan or program.

[2]	On April 19, 2006, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. This authorization rescinded all previous existing authorizations and does not have a specific expiration date. No shares have been repurchased under this authorization during 2010. At March 28, 2010, a total of 5,000,000 shares remain available for repurchase.

Item 6.	Exhibits.

Exhibit 15	–	Letter re: unaudited interim financial information

Exhibit 31	–	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

Exhibit 32	–	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

SONOCO PRODUCTS COMPANY
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY (Registrant)
Date: April 28, 2010	By:	/s/ Charles J. Hupfer
Charles J. Hupfer
Senior Vice President and Chief Financial Officer (principal financial officer)

	By:	/s/ Barry L. Saunders
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