Form 10-Q
period 2010-06-27
SONOCO PRODUCTS CO
filed 2010-07-29
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at July 23, 2010:
Common stock, no par value: 100,657,955

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	June 27,	December 31,
	2010	2009*
Assets
Current Assets
Cash and cash equivalents	$167,378	$185,245
Trade accounts receivable, net of allowances	509,512	428,293
Other receivables	27,071	35,469
Inventories:
Finished and in process	128,919	114,652
Materials and supplies	191,847	173,876
Prepaid expenses	47,238	33,300
Deferred income taxes	25,926	25,738

	1,097,891	996,573
Property, Plant and Equipment, Net	896,330	926,829
Goodwill	799,353	813,530
Other Intangible Assets, Net	109,340	115,044
Long-term Deferred Income Taxes	61,966	57,105
Other Assets	162,889	153,499

Total Assets	$3,127,769	$3,062,580

Liabilities and Equity
Current Liabilities
Payable to suppliers	$406,404	$375,365
Accrued expenses and other	308,647	299,950
Notes payable and current portion of long-term debt	113,814	118,053
Accrued taxes	5,938	12,271

	834,803	805,639
Long-term Debt, Net of Current Portion	468,060	462,743
Pension and Other Postretirement Benefits	317,913	321,355
Deferred Income Taxes	27,675	30,571
Other Liabilities	60,619	61,642
Commitments and Contingencies
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 100,648 and 100,149 shares issued and outstanding at June 27, 2010 and December 31, 2009, respectively	7,175	7,175
Capital in excess of stated value	443,973	421,632
Accumulated other comprehensive loss	(345,719)	(310,469)
Retained earnings	1,299,740	1,248,043

Total Sonoco Shareholders’ Equity	1,405,169	1,366,381
Noncontrolling Interests	13,530	14,249

Total Equity	1,418,699	1,380,630

Total Liabilities and Equity	$3,127,769	$3,062,580

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
Net sales	$1,010,116	$864,231	$1,945,249	$1,664,860
Cost of sales	817,592	705,947	1,576,967	1,365,713

Gross profit	192,524	158,284	368,282	299,147
Selling, general and administrative expenses	99,639	90,589	195,775	179,538
Restructuring/Asset impairment charges	2,511	10,386	6,458	17,596

Income before interest and income taxes	90,374	57,309	166,049	102,013
Interest expense	8,939	10,609	17,869	20,965
Interest income	381	538	874	1,263

Income before income taxes	81,816	47,238	149,054	82,311
Provision for income taxes	25,851	15,084	45,762	26,476

Income before equity in earnings of affiliates	55,965	32,154	103,292	55,835
Equity in earnings of affiliates, net of tax	2,991	836	4,217	890

Net income	$58,956	$32,990	$107,509	$56,725

Net (income)/loss attributable to noncontrolling interests	$(3)	$620	$16	$7

Net income attributable to Sonoco	$58,953	$33,610	$107,525	$56,732

Weighted average common shares outstanding:
Basic	101,511	100,709	101,342	100,661

Diluted	102,484	100,810	102,167	100,761

Per common share:
Net income attributable to Sonoco:
Basic	$0.58	$0.33	$1.06	$0.56

Diluted	$0.58	$0.33	$1.05	$0.56

Cash dividends	$0.28	$0.27	$0.55	$0.54

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended
	June 27,	June 28,
	2010	2009
Cash Flows from Operating Activities:
Net income	$107,509	$56,725
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring-related asset impairment	1,165	7,451
Depreciation, depletion and amortization	81,280	83,937
Share-based compensation expense	9,167	4,140
Equity in earnings of affiliates	(4,217)	(890)
Cash dividends from affiliated companies	3,425	1,740
Gain on disposition of assets	(2,250)	(6,804)
Pension and postretirement plan expense	26,635	42,388
Pension and postretirement plan contributions	(14,038)	(14,126)
Tax effect of nonqualified stock options	1,980	239
Excess tax benefit of share-based compensation	(1,795)	(239)
Net decrease in deferred taxes	(10,969)	(11,199)
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Trade accounts receivable	(94,926)	(13,799)
Inventories	(38,548)	20,717
Payable to suppliers	51,952	(21,210)
Prepaid expenses	(6,525)	3,704
Income taxes payable and other income tax items	(14,981)	14,572
Fox River environmental reserves	(1,138)	(4,791)
Other assets and liabilities	21,646	19,312

Net cash provided by operating activities	115,372	181,867

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(59,032)	(57,371)
Cost of acquisitions, net of cash acquired	(10,214)	(500)
Proceeds from the sale of assets	2,753	6,325
Investment in affiliates and other	—	(1,715)

Net cash used in investing activities	(66,493)	(53,261)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	5,824	12,625
Principal repayment of debt	(9,473)	(19,487)
Net increase (decrease) in commercial paper	—	(41,000)
Net decrease in outstanding checks	(12,146)	(16,631)
Excess tax benefit of share-based compensation	1,795	239
Cash dividends	(55,239)	(53,897)
Shares acquired	(328)	(1,099)
Shares issued	11,129	356

Net cash used in financing activities	(58,438)	(118,894)

Effects of Exchange Rate Changes on Cash	(8,308)	109

Net (Decrease) Increase in Cash and Cash Equivalents	(17,867)	9,821
Cash and cash equivalents at beginning of period	185,245	101,655

Cash and cash equivalents at end of period	$167,378	$111,476

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 1:	Basis of Interim Presentation

In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three and six months ended June 27, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

With respect to the unaudited condensed consolidated financial information of the Company for the three and six-month periods ended June 27, 2010 and June 28, 2009 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 29, 2010 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Note 2:	Shareholders’ Equity

Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
Numerator:
Net income attributable to Sonoco	$58,953	$33,610	$107,525	$56,732

Denominator:
Weighted average common shares outstanding	101,511,000	100,709,000	101,342,000	100,661,000
Dilutive effect of:
Stock-based compensation	973,000	101,000	825,000	100,000

Dilutive shares outstanding	102,484,000	100,810,000	102,167,000	100,761,000

Reported net income attributable to Sonoco per common share:
Basic	$0.58	$0.33	$1.06	$0.56

Diluted	$0.58	$0.33	$1.05	$0.56

Stock options and stock appreciation rights to purchase 1,894,994 and 5,377,873 shares at June 27, 2010 and June 28, 2009, respectively, were not dilutive and, therefore, are excluded from the computations of diluted income attributable to Sonoco per common share amounts. No adjustments were made to reported net income attributable to Sonoco in the computations of earnings per share.

Stock Repurchases

The Company’s Board of Directors has authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. No shares were repurchased under this authorization during the first six months of 2010. Accordingly, at June 27, 2010, a total of 5,000,000 shares remain available for repurchase.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The Company occasionally repurchases shares of its common stock to satisfy employee tax withholding obligations in association with the exercise of stock appreciation rights and performance-based stock awards. These repurchases, which are not part of a publicly announced plan or program, totaled 10,290 shares in the first six months of 2010 at a cost of $328, and 45,654 shares in the first six months of 2009 at a cost of $1,099.

Dividend Declarations

On April 21, 2010, the Board of Directors declared a regular quarterly dividend of $0.28 per share. This dividend was paid June 10, 2010 to all shareholders of record as of May 14, 2010.

On July 21, 2010, the Board of Directors declared a regular quarterly dividend of $0.28 per share. This dividend is payable September 10, 2010 to all shareholders of record as of August 20, 2010.
Note 3: Acquisitions
On May 1, 2010, the Company completed the acquisition of Madem Reels USA, Inc., a manufacturer of nailed wood and plywood reels for the wire and cable industry, at a cost of $10,214 in cash. The acquisition of this business, which is accounted for in All Other Sonoco, is expected to generate annual sales of approximately $9,000. In conjunction with this acquisition, the Company recorded net tangible assets of $7,763 and identifiable intangibles of $2,451. The Company has accounted for this acquisition as a purchase and, accordingly, has included its results of operations in consolidated net income from the date of acquisition. Pro forma results have not been provided, as the acquisition was not material to the Company’s financial statements.
On June 29, 2010, subsequent to the end of the second quarter, the Company completed the acquisition of Associated Packaging Technologies, Inc. (APT), a supplier of containers to the frozen food industry. APT operates four manufacturing facilities (two in the United States, one in Canada, and one in Ireland) and employs more than 400 persons. The all-cash purchase price, including the cost of paying off various obligations of APT, was approximately $120,000, subject to certain possible adjustments. The acquisition is expected to generate annualized sales of approximately $150,000, which will be accounted for in the Company’s Consumer Packaging segment. The acquisition date fair values of the identifiable assets acquired and liabilities assumed have not yet been determined.
Note 4: Restructuring and Asset Impairment
The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2010, 2009, 2008 and 2007 are reported as “2010 Actions,” “2009 Actions,” “2008 Actions” and “2007 Actions,” respectively. In addition, the Company has two formal restructuring plans that are still active, although both were substantially complete at June 27, 2010. These are reported as “Earlier Actions.” Following are the total restructuring and asset impairment charges, net of adjustments, recognized by the Company during the periods presented:

	2010		2009
	Second	Six	Second	Six
	Quarter	Months	Quarter	Months
Restructuring/Asset impairment:
2010 Actions	$1,125	$3,858	$—	$—
2009 Actions	1,315	3,102	7,403	15,591
2008 Actions	(131)	392	2,857	6,186
2007 Actions	132	261	(104)	(4,471)
Earlier Actions	70	(1,155)	230	290

Restructuring/Asset impairment charges	$2,511	$6,458	$10,386	$17,596
Income tax benefit	(924)	(2,666)	(2,728)	(5,385)
Equity method investments, net of tax	—	218	—	—
Costs attributable to Noncontrolling Interests, net of tax	22	61	(379)	1,127

Total impact of Restructuring/Asset impairment charges, net of tax	$1,609	$4,071	$7,279	$13,338

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Condensed Consolidated Statements of Income.

The Company expects to recognize future additional cash costs totaling approximately $4,000 in connection with previously announced restructuring actions and believes that the majority of these charges will be incurred and paid by the end of 2010. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions may be undertaken.

2010 Actions

During 2010, the Company initiated the consolidation of two manufacturing operations in the Packaging Services segment into a single facility as well as the closure of a North American tube and core plant (part of the Tubes and Cores/Paper segment). In addition, the Company continued to realign its cost structure resulting in the elimination of 87 positions in 2010.

Below is a summary of 2010 Actions and related expenses by type incurred and estimated to be incurred through completion.

		Total
	Second	Incurred to	Estimated
2010 Actions	Quarter	Date	Total Cost
Severance and Termination Benefits
Tubes and Cores/Paper segment	$(2)	$1,225	$1,800
Consumer Packaging segment	384	705	705
Packaging Services segment	321	1,473	1,473
All Other Sonoco	30	63	63
Asset Impairment / Disposal of Assets
Tubes and Cores/Paper segment	38	38	38
Packaging Services segment	(108)	(108)	(108)
All Other Sonoco	369	369	369
Other Costs
Packaging Services segment	24	24	24
All Other Sonoco	69	69	169

Total Charges and Adjustments	$1,125	$3,858	$4,533

The following table sets forth the activity in the 2010 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

	Severance	Asset
2010 Actions	and	Impairment/
Accrual Activity	Termination	Disposal	Other
2010 Year to Date	Benefits	of Assets	Costs	Total
Liability at December 31, 2009	$—	$—	$—	$—
2010 charges	3,466	299	93	3,858
Cash receipts/(payments)	(2,534)	164	(93)	(2,463)
Asset writeoffs	—	(463)	—	(463)
Foreign currency translation	(20)	—	—	(20)

Liability at June 27, 2010	$912	$—	$—	$912

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

Below is a summary of 2009 Actions and related expenses by type incurred and estimated to be incurred through completion.

	2010		2009		Total
	Second	Six	Second	Six	Incurred	Estimated
2009 Actions	Quarter	Months	Quarter	Months	to Date	Total Cost
Severance and Termination Benefits
Tubes and Cores/Paper segment	$(241)	$15	$3,927	$5,857	$13,540	$13,540
Consumer Packaging segment	60	310	(12)	200	2,355	2,355
Packaging Services segment	—	(53)	972	972	1,379	1,379
All Other Sonoco	—	198	272	1,028	1,436	1,436
Corporate	263	269	—	—	934	934
Asset Impairment / Disposal of Assets
Tubes and Cores/Paper segment	213	175	1,588	6,702	6,558	6,558
Consumer Packaging segment	—	—	—	—	556	556
Packaging Services segment	—	—	—	—	7	7
All Other Sonoco	2	2	—	—	305	305
Other Costs
Tubes and Cores/Paper segment	749	1,259	602	602	3,175	4,535
Consumer Packaging segment	266	599	—	—	678	1,378
Packaging Services segment	—	180	—	—	325	325
All Other Sonoco	3	148	54	230	483	533

Total	$1,315	$3,102	$7,403	$15,591	$31,731	$33,841

The following table sets forth the activity in the 2009 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

	Severance	Asset
2009 Actions	and	Impairment/
Accrual Activity	Termination	Disposal	Other
2010 Year to Date	Benefits	of Assets	Costs	Total
Liability at December 31, 2009	$8,825	$—	$11	$8,836
2010 charges	1,244	339	2,186	3,769
Adjustments	(505)	(162)	—	(667)
Cash receipts/(payments)	(4,422)	264	(2,197)	(6,355)
Asset writeoffs	—	(441)	—	(441)
Foreign currency translation	(35)	—	—	(35)

Liability at June 27, 2010	$5,107	$—	$—	$5,107

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

The estimated total cost of 2008 Actions is expected to reach $47,645, of which $46,845 had been incurred as of June 27, 2010. Below is a summary of expenses/(income) incurred by segment for 2008 Actions for the three and six-month periods ended June 27, 2010 and June 28, 2009.

	2010		2009
	Second	Six	Second	Six
2008 Actions	Quarter	Months	Quarter	Months
Tubes and Cores/Paper segment	$(167)	$287	$2,413	$5,552
Consumer Packaging segment	33	102	203	801
Packaging Services segment	—	—	145	(278)
Corporate	3	3	96	111

Total Charges and Adjustments	$(131)	$392	$2,857	$6,186

The accrual for 2008 actions totaled $1,067 and $2,954 as of June 27, 2010 and December 31, 2009, respectively. Net cash payments during the six months ended June 27, 2010 were $2,591.

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

The estimated total cost of 2007 Actions is expected to reach $25,300, of which $24,967 had been incurred as of June 27, 2010. Below is a summary of expenses/(income) incurred by segment for 2007 Actions for the three and six-month periods ended June 27, 2010 and June 28, 2009.

	2010		2009
	Second	Six	Second	Six
2007 Actions	Quarter	Months	Quarter	Months
Tubes and Cores/Paper segment	$121	$217	$(119)	$(4,552)
Consumer Packaging segment	11	44	15	88
All other Sonoco	—	—	—	(7)

Total Charges and Adjustments	$132	$261	$(104)	$(4,471)

The prior year’s first quarter included a gain from the sale of assets associated with the Company’s closure of a paper mill in China.

The accrual for 2007 Actions totaled $45 as of June 27, 2010 and $45 as of December 31, 2009. Net cash payments during the six months ended June 27, 2010, were $261.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Earlier Actions

Earlier Actions consist of two formal restructuring plans, the 2006 Plan and the 2003 Plan, both of which included a number of plant closures and workforce reductions. During the first quarter of 2010, the Company completed the sale of the land and buildings associated with a former paper mill in France resulting in the recognition of a $1,204 gain. This gain, which partially offsets asset impairment charges recognized in 2006 when the decision was made to close the facility, is included in “Restructuring/Asset impairment charges” in the Company’s Condensed Consolidated Statements of Income. At June 27, 2010, the remaining restructuring accrual for Earlier Actions was $486. The accrual, included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheet, relates primarily to building lease terminations and unpaid severance and termination benefits. The Company expects to recognize future pre-tax charges of approximately $60 associated with Earlier Actions, primarily related to building lease terminations and costs of exiting two closed facilities in Europe. The Company expects both the liability and the future costs to be fully paid at the end of 2012, using cash generated from operations.

Note 5:	Comprehensive Income

The following table reconciles net income to comprehensive income attributable to Sonoco:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
Net income	$58,956	$32,990	$107,509	$56,725

Other comprehensive income/(loss):
Foreign currency translation adjustments	(31,642)	46,355	(42,891)	27,508
Changes in defined benefit plans, net of tax	4,272	6,104	8,451	29,253
Changes in derivative financial instruments, net of tax	2,268	6,531	(810)	2,807

Comprehensive income	$33,854	$91,980	$72,259	$116,293
Comprehensive (income)/loss attributable to noncontrolling interests	(3)	620	16	7

Comprehensive income attributable to Sonoco	$33,851	$92,600	$72,275	$116,300

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable, for the six months ended June 27, 2010:

	Foreign			Accumulated
	Currency	Defined	Derivative	Other
	Translation	Benefit	Financial	Comprehensive
	Adjustments	Plans	Instruments	Loss

Balance at December 31, 2009	$10,798	$(316,658)	$(4,609)	$(310,469)
Year-to-date change	(42,891)	8,451	(810)	(35,250)

Balance at June 27, 2010	$(32,093)	$(308,207)	$(5,419)	$(345,719)

At June 27, 2010, the Company had commodity and foreign currency contracts outstanding to fix the costs of certain anticipated raw materials and energy purchases. These contracts, which have maturities ranging from July 2010 to December 2012, qualify as cash flow hedges under U.S. GAAP. The amounts included in accumulated other comprehensive loss related to these cash flow hedges were an unfavorable position of $8,635 ($5,419 after tax) at June 27, 2010, and an unfavorable position of $7,329 ($4,609 after tax) at December 31, 2009.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The cumulative tax benefit on Derivative Financial Instruments was $3,216 at June 27, 2010, and $2,720 at December 31, 2009. During the three and six-month periods ended June 27, 2010, the tax benefit on Derivative Financial Instruments decreased by $(1,259) and increased by $496, respectively.

The cumulative tax benefit on Defined Benefit Plans was $181,033 at June 27, 2010, and $186,001 at December 31, 2009. During the three and six-month periods ended June 27, 2010, the tax benefit on Defined Benefit Plans decreased by $(2,540) and $(4,968), respectively.

Noncontrolling interests included current period foreign currency translation adjustments of $(703) and $586 in the six-month periods ended June 27, 2010 and June 28, 2009, respectively.

Note 6:	Goodwill and Other Intangible Assets

Goodwill

A summary of the changes in goodwill for the six months ended June 27, 2010 is as follows:

	Tubes and
	Cores/	Consumer	Packaging
	Paper	Packaging	Services	All Other
	Segment	Segment	Segment	Sonoco	Total

Goodwill at December 31, 2009	$236,875	$357,798	$150,082	$68,775	$813,530
Other	(216)	—	—	—	(216)
Foreign currency translation	(13,810)	94	—	(245)	(13,961)

Goodwill at June 27, 2010	$222,849	$357,892	$150,082	$68,530	$799,353

“Other” consists of goodwill associated with a small Chilean tube and core business that was contributed to a new joint venture in 2010. The Company accounts for its 19.5% ownership in the new joint venture under the cost method.

The Company completed its most recent annual goodwill impairment testing during the third quarter of 2009. Based on the results of this evaluation, the Company concluded that there was no impairment of goodwill for any of its reporting units. For 2009 testing purposes, the fair values of the Company’s reporting units were estimated based on projections of future years’ operating results and associated cash flows. Reporting units with significant goodwill whose results needed to show improvement, beyond that expected from a recovery in the general economy included Tubes & Cores/Paper — Europe, Matrix Packaging, Molded Plastics, and Rigid Paper Containers — Australia. While the global economic recession impacted each of these units, it had a more significant impact on the operating results of Tubes & Cores/Paper- Europe and Molded Plastics.

During the fourth quarter of 2009, the Global Services unit participated in a bidding process conducted by its largest customer. The outcome of this bidding activity was unfavorable and a significant portion of Sonoco’s business was awarded to another company. Further, another of this reporting unit’s customers notified the Company in late 2009 of its decision to consolidate its business with another vendor. In response to these events, in the fourth quarter of 2009 the Company reevaluated the goodwill of this reporting unit and determined it was not impaired. The Company expects that the impact from the loss of this business will be largely offset by projected growth with other customers.

The Flexible Packaging reporting unit is also involved in bidding activity with a major customer, the outcome of which has not yet been settled. Depending on the outcome of this bidding activity, goodwill impairment charges may be incurred.

Based on its ongoing evaluation of relevant facts and circumstances, the Company concluded that there were no significant changes during the first half of 2010 that require additional goodwill impairment testing. Impairment testing for these units will be performed again, together with the Company’s other units, during the third quarter

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

of 2010 by which time the outcome of the above mentioned bidding activities should be more fully known. If the Company’s assessment of the relevant facts and circumstances changes, if economic conditions fail to continue to improve, or if actual performance in any of these reporting units falls short of expected results, noncash impairment charges may be required. Total goodwill associated with Global Services, Matrix Packaging, Tubes & Cores/Paper — Europe, Flexible Packaging, Molded Plastics, and Rigid Paper Containers — Australia was approximately $150,000, $128,000, $95,000, $92,000, $42,000, and $5,000, respectively at June 27, 2010.

Other Intangible Assets

Other intangible assets are amortized on a straight-line basis over their respective useful lives, which generally range from three to twenty years. The Company has no intangibles with indefinite lives.

A summary of other intangible assets as of June 27, 2010 and December 31, 2009 is as follows:

	June 27,	December 31,
	2010	2009

Other Intangible Assets, gross
Patents	$2,591	$2,592
Customer lists	159,797	161,007
Land use rights	348	340
Supply agreements	1,000	1,000
Other	7,768	7,830

Other Intangible Assets, gross	$171,504	$172,769

Accumulated Amortization	$(62,164)	$(57,725)

Other Intangible Assets, net	$109,340	$115,044

The Company recorded $2,451 of identifiable intangibles in connection with 2010 acquisitions. Of this total, $2,201 related to customer lists and $250 to a non-compete agreement. The customer lists will be amortized over a period of ten years while the non-compete agreement will be amortized over the five-year term of the agreement.

Aggregate amortization expense was $2,983 and $3,145 for the three months ended June 27, 2010 and June 28, 2009, respectively, and $5,986 and $6,064 for the six months ended June 27, 2010 and June 28, 2009, respectively. Amortization expense on other intangible assets is expected to approximate $12,100 in 2010, $11,800 in 2011, $11,400 in 2012, $11,200 in 2013 and $10,900 in 2014.

Note 7:	Fair Value Measurements

The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, that are measured at fair value on a recurring basis. The Company does not currently have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date Using
		Quoted Market
		Prices in Active	Significant
		Market for	Other	Significant
		Identical	Observable	Unobservable
		Assets/Liabilities	Inputs	Inputs
Description	June 27, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives	$6,424	$—	$6,424	$—
Deferred Compensation Plan Assets	1,971	1,971	—	—

Liabilities:
Derivatives	$11,671	$—	$11,671	$—

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Fair value measurements for the Company’s derivatives, which at June 27, 2010, consisted primarily of natural gas, aluminum, and foreign currency contracts entered into for hedging purposes, are classified under Level 2 because such measurements are determined using published market prices or estimated based on observable inputs such as interest rates, yield curves, spot and future commodity prices and spot and future exchange rates.

Certain deferred compensation plan liabilities are funded and the assets invested in various exchange traded mutual funds. These assets are measured using quoted prices in accessible active markets for identical assets.

None of the Company’s financial assets or liabilities currently covered by the disclosure provisions of U.S. GAAP are measured at fair value using significant unobservable inputs. There were no significant transfers in and out of Level 1 and Level 2 fair value measurements during the three and six months ended June 27, 2010.

Although the impairment model for goodwill is a fair value-based assessment model, goodwill is not periodically remeasured at fair value. In the event an impairment loss is recorded, the required nonrecurring fair value disclosures will be provided.
Note 8: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value:

	June 27, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Notes payable and current portion of long-term debt	$113,814	$115,549	$118,053	$121,318
Long-term debt	$468,060	$522,768	$462,743	$473,573

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

Cash Flow Hedges

At June 27, 2010 and December 31, 2009, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. To the extent considered effective, the changes in fair value of these contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which the hedged item impacts earnings.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Commodity Cash Flow Hedges

The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas and aluminum. At June 27, 2010, natural gas swaps covering approximately 7.1 million MMBtus were outstanding. These contracts represent approximately 72%, 70% and 33% of anticipated U.S. and Canadian usage for 2010, 2011 and 2012, respectively. Additionally, the Company had swap contracts covering 3.3 thousand metric tons of aluminum representing approximately 30%, 7% and 2% of anticipated usage for 2010, 2011 and 2012, respectively. The fair values of the Company’s commodity cash flow hedges were in loss positions of $10,981 and $8,294 at June 27, 2010 and December 31, 2009, respectively. The amount of the loss included in “Accumulated other comprehensive loss” at June 27, 2010, that is expected to be reclassified to the income statement during the next twelve months is $7,447.

Foreign Currency Cash Flow Hedges

The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases forecasted to occur in 2010. At June 27, 2010, the net position of these contracts was to purchase 32.9 million Canadian dollars, 97.2 million Mexican pesos, 5.2 million euros, and 3.6 million British pounds, and to sell 2.8 million Australian dollars and 1.5 million New Zealand dollars. The fair value of these foreign currency cash flow hedges was $885 at June 27, 2010, and $721 at December 31, 2009. The amount of the gain included in “Accumulated other comprehensive loss” at June 27, 2010 expected to be reclassified to the income statement during the next twelve months is $1,144.

Fair Value Hedges

During 2009, the Company entered into an interest rate derivative to swap $150,000 notional value of its 6.5% debentures due November 2013 to a floating rate. The fair value of this hedge was a net asset of $4,461 at June 27, 2010, and a net liability of $(647) at December 31, 2009. In connection with this hedge, the Company recorded an increase in the carrying value of the related bonds of $4,338 at June 27, 2010, and a decrease in carrying value of $(572) at December 31, 2009.

Other Derivatives

The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and existing foreign currency denominated receivables and payables. The Company does not apply hedge accounting treatment for these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur. At June 27, 2010, the net positions of these contracts were to purchase 22.1 million Canadian dollars, 0.8 million British pounds, and 10.1 billion Colombian pesos. The total fair value of these hedges, all of which were short-term, was $388 at June 27, 2010, and $795 at December 31, 2009.

The following table sets forth the location and fair values of the Company’s derivative instruments at June 27, 2010:

Description	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Commodity Contracts	Other Current Assets	$406
Commodity Contracts	Other Long Term Assets	$90
Commodity Contracts	Other Current Liabilities	$8,342
Commodity Contracts	Other Long Term Liabilities	$3,135
Foreign Exchange Contracts	Other Current Assets	$1,385
Foreign Exchange Contracts	Other Current Liabilities	$500
Derivatives designated as fair value hedges:
Interest Rate Swap Contracts	Other Long Term Assets	$4,461
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$472
Foreign Exchange Contracts	Other Current Liabilities	$84

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The following table sets forth the effect of the Company’s derivative instruments on financial performance for the three months ended June 27, 2010 and June 28, 2009:

		Location of Gain
	Amount of Gain or	or (Loss)	Amount of Gain or	Location of Gain or	Amount of Gain or
	(Loss) Recognized	Reclassified from	(Loss) Reclassified	(Loss) Recognized in	(Loss) Recognized
	in OCI on	Accumulated OCI	from Accumulated	Income on	in Income on
	Derivative	Into Income	OCI Into Income	Derivative	Derivative
Description	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Three months ended June 27, 2010
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$(453)	Net sales	$1,135	Selling, general and administrative	$(284)
		Cost of sales	$(467)

Commodity Contracts	$1,669	Cost of sales	$(2,784)	Cost of sales	$(586)

Fair value hedge derivatives:
Interest Rate Swap				Interest expense	$228

Three months ended June 28, 2009
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$2,133	Net sales	$894	Net sales	$—

		Cost of sales	$(583)	Cost of sales	$—

Commodity Contracts	$(433)	Cost of sales	$(8,941)	Cost of sales	$(1)

	Location of Gain
	(Loss) Recognized
	in Income	Gain or (Loss)
	Statement	Recognized
Derivatives not designated as hedging instruments:
Three months ended June 27, 2010
Foreign Exchange Contracts	Cost of sales	$(549)
	Selling, general and administrative	$(76)

Three months ended June 28, 2009
Foreign Exchange Contracts	Cost of sales	$1,184

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The following table sets forth the effect of the Company’s derivative instruments on financial performance for the six months ended June 27, 2010 and June 28, 2009:

		Location of Gain
	Amount of Gain or	or (Loss)	Amount of Gain or	Location of Gain or	Amount of Gain or
	(Loss) Recognized	Reclassified from	(Loss) Reclassified	(Loss) Recognized in	(Loss) Recognized
	in OCI on	Accumulated OCI	from Accumulated	Income on	in Income on
	Derivative	Into Income	OCI Into Income	Derivative	Derivative
Description	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Six months ended June 27, 2010
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$1,339	Net sales	$1,602	Selling, general and administrative	$(284)
		Cost of sales	$(686)

Commodity Contracts	$(6,722)	Cost of sales	$(5,006)	Cost of sales	$(1,099)

Fair value hedge derivatives:
Interest Rate Swap				Interest expense	$199

Six months ended June 28, 2009
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$1,549	Net sales	$354	Net sales	$—

		Cost of sales	$(380)	Cost of sales	$—
Commodity Contracts	$(11,950)	Cost of sales	$(14,882)	Cost of sales	$453

	Location of Gain
	(Loss) Recognized
	in Income	Gain or (Loss)
	Statement	Recognized
Derivatives not designated as hedging instruments:
Six months ended June 27, 2010
Foreign Exchange Contracts	Cost of sales	$(8)
	Selling, general and administrative	$(72)

Six months ended June 28, 2009
Foreign Exchange Contracts	Cost of sales	$901

Note 9:	Employee Benefit Plans

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

On February 4, 2009, the U.S. qualified defined benefit pension plan was amended to freeze plan benefits for all active participants effective December 31, 2018. At that time, remaining active participants in the U.S. qualified plan will become participants in the SIRP effective January 1, 2019. Active participants in the U.S. qualified plan had a one-time option to transfer into the SIRP effective January 1, 2010. Approximately one third of the active participants chose that option. The plan amendment also affected participants covered by the pension restoration plan (a nonqualified plan) as the benefit formulas for the restoration plan are linked to the qualified plan. The plan amendment resulted in the assets and liabilities of the U.S. qualified and nonqualified plans being remeasured as of February 4, 2009.

The components of net periodic benefit cost include the following:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
Retirement Plans
Service cost	$5,466	$5,646	$10,704	$11,333
Interest cost	17,913	18,114	35,147	35,362
Expected return on plan assets	(19,608)	(14,770)	(38,457)	(29,050)
Amortization of net transition obligation	111	98	216	188
Amortization of prior service cost	30	243	59	514
Amortization of net actuarial loss	8,679	10,009	17,011	19,846
Effect of curtailment loss	—	—	—	2,344
Effect of settlement loss	—	838	—	838

Net periodic benefit cost	$12,591	$20,178	$24,680	$41,375

Retiree Health and Life Insurance Plans
Service cost	$299	$349	$585	$687
Interest cost	606	1,014	1,186	1,994
Expected return on plan assets	(349)	(287)	(683)	(565)
Amortization of prior service credit	(2,583)	(2,781)	(5,052)	(5,470)
Amortization of net actuarial loss	596	831	1,165	1,635

Net periodic benefit income	$(1,431)	$(874)	$(2,799)	$(1,719)

As a result of the plan amendment discussed above, the Company recognized curtailment losses totaling $2,344 in the first quarter of 2009. Approximately 75% of the losses are included in “Cost of sales” in the Condensed Consolidated Statements of Income; the remainder are included in “Selling, general and administrative expenses.”

During the six months ended June 27, 2010, the Company made contributions of $9,216 to its defined benefit retirement and retiree health and life insurance plans. The Company anticipates that it will make additional contributions of approximately $9,700 in 2010. The Company also contributed $4,822 to the SIRP during this same six-month period. No additional SIRP contributions are expected during the remainder of 2010. Funding of the Company’s U.S. qualified defined benefit pension plan is not required in 2010 due to the $100,000 voluntary contribution made in December 2009 and the Company’s ability to utilize funding credits arising from previously funding the plan in excess of minimum requirements. No assurances can be made, however, about funding requirements beyond 2010, as they will depend largely on actual investment returns and future actuarial assumptions.

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

The Company’s effective tax rate for the three and six-month periods ending June 27, 2010 was 31.6% and 30.7%, respectively, and its effective tax rate for the three and six-month periods ending June 28, 2009 was 31.9% and 32.2%, respectively. The quarterly and year-to-date rates for both years varied from the U.S. statutory rate due primarily to the favorable effect of international operations that are subject to tax rates generally lower than the U.S. rate, the favorable effect of the manufacturer’s deduction, and other U.S. tax adjustments. An increase in the U.S. federal manufacturing deduction in 2010 provided a more favorable impact on the Company’s effective tax rates in 2010 than in the same periods last year. Also, the benefit created by international operations in jurisdictions with lower tax rates had a smaller impact on the second quarter rate in 2010 than in 2009.

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

Effective July 1, 2009, changes to the Codification are communicated through an Accounting Standards Update (ASU). As of July 29, 2010, the FASB has issued ASUs 2010-01 through 2010-19. The Company has reviewed each ASU and determined that none will have a material impact on the Company’s financial statements.

Note 12:	Financial Segment Information

Sonoco reports its results in three segments, Consumer Packaging, Tubes and Cores/Paper and Packaging Services. The remaining operations are reported as All Other Sonoco.

The Consumer Packaging segment includes the following products and services: round and shaped rigid containers and trays (both composite and plastic); printed flexible packaging; metal and peelable membrane ends and closures; and global brand artwork management.

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

All Other Sonoco represents the Company’s businesses that do not meet the aggregation criteria for inclusion as a separate reportable segment under U.S. GAAP. All Other Sonoco includes the following products: wooden, metal and composite wire and cable reels and spools; molded and extruded plastics; custom-designed protective packaging; and paper amenities such as coasters and glass covers.

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
FINANCIAL SEGMENT INFORMATION

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
Net Sales:
Consumer Packaging	$392,484	$376,184	$774,117	$731,092
Tubes and Cores/Paper	415,640	323,391	785,514	611,731
Packaging Services	113,759	95,117	225,672	187,978
All Other Sonoco	88,233	69,539	159,946	134,059

Consolidated	$1,010,116	$864,231	$1,945,249	$1,664,860

Intersegment Sales:
Consumer Packaging	$596	$593	$1,127	$1,098
Tubes and Cores/Paper	24,562	18,342	44,817	36,693
Packaging Services	290	363	516	671
All Other Sonoco	11,418	8,694	21,179	17,405

Consolidated	$36,866	$27,992	$67,639	$55,867

Income Before Income Taxes:
Operating Profit
Consumer Packaging	$42,136	$39,144	$87,792	$78,521
Tubes and Cores/Paper	36,920	20,239	58,423	26,985
Packaging Services	3,568	906	8,647	1,561
All Other Sonoco	10,261	7,406	17,645	12,542
Restructuring/Asset impairment charges	(2,511)	(10,386)	(6,458)	(17,596)
Interest, net	(8,558)	(10,071)	(16,995)	(19,702)

Consolidated	$81,816	$47,238	$149,054	$82,311

Prior year results have been adjusted for the reclassification between segments of a small global brand artwork management business that was previously included in the Packaging Services segment. The impact of this reclassification on the three and six months ended June 28, 2009, was to transfer $3,414 and $6,388 of net sales and $238 and $218 of operating profit, respectively, from the Packaging Services segment to the Consumer Packaging segment.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 13:	Commitments and Contingencies

The Company is a party to various legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. The Company is also currently a defendant in a purported class action by persons who bought Company stock between February 7, 2007 and September 18, 2007. The complaint, as amended, alleges that the Company issued press releases and made public statements during the class period that were materially false and misleading. The complaint seeks an unspecified amount of damages plus interest and attorneys’ fees. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings. Some of these exposures have the potential to be material. Information with respect to these and other exposures appears in Part II — Item 8 — “Financial Statements and Supplementary Data” (Note 14 — “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K. The Company cannot currently estimate the final outcome of many of the items described or the ultimate amount of potential losses.

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

Environmental Matters

During the fourth quarter of 2005, the U. S. Environmental Protection Agency (EPA) notified U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, that U.S. Mills and NCR Corporation (NCR), an unrelated party, would be jointly held responsible to undertake a program to remove and dispose of certain PCB-contaminated sediments at a particular site on the lower Fox River in Wisconsin (the “Site”). U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation. The Company has expensed a total of $17,650 for its estimated share of the total cleanup cost of the Site, and through June 27, 2010, has spent a total of $14,464. The Company currently estimates that its share of future related costs may amount to between $1,900 and $4,900. However, the actual costs associated with cleanup of the Site are dependent upon many factors and it is possible that remediation costs could be higher than the current estimate of project costs. The Company acquired U.S. Mills in 2001, and the alleged contamination predates the acquisition.

The EPA and Wisconsin Department of Natural Resources (WDNR) have also issued a general notice of potential liability under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and a request to participate in remedial action implementation negotiations relating to a stretch of the lower Fox River, including the bay at Green Bay, (Operating Units 2 — 5) to eight potentially responsible parties, including U.S. Mills. Operating Units 2 — 5 include, but also comprise a vastly larger area than, the Site. A detailed description of the claims and proceedings associated therewith appears in Part II — Item 8 — “Financial Statements and Supplementary Data” (Note 14 — “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K.

Since 2007, U.S. Mills has expensed a total of $60,825 for potential liabilities associated with the Fox River contamination (not including amounts expensed for remediation at the Site) and through June 27, 2010, has spent a total of $4,735, primarily on legal fees. Although the Company lacks a reasonable basis for identifying any amount within the range of possible loss as a better estimate than any other amount, as has previously been disclosed, the upper end of the range may exceed the net worth of U.S. Mills. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $81,000 at June 27, 2010.

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

As of June 27, 2010 and December 31, 2009, the Company (and its subsidiaries) had accrued $62,523 and $63,800, respectively, related to environmental contingencies. Of these, a total of $59,276 and $60,414 relate to U.S. Mills at June 27, 2010 and December 31, 2009, respectively. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. U.S. Mills recognized a $40,825 benefit in 2008 from settlements reached on certain insurance policies covering the Fox River contamination. U.S. Mills’ two remaining insurance carriers are in liquidation. It is possible that U.S. Mills may recover from these carriers a small portion of the costs it ultimately incurs. U.S. Mills may also be able to reallocate some of the costs it incurs among other parties. There can be no assurance that such claims for recovery or reallocation would be successful and no amounts have been recognized in the consolidated financial statements of the Company for such potential recovery or reallocation.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Directors of Sonoco Products Company:
We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of June 27, 2010, and the related condensed consolidated statements of income for the three- and six-month periods ended June 27, 2010 and June 28, 2009 and the condensed consolidated statements of cash flows for each of the six-month periods ended June 27, 2010 and June 28, 2009. These interim financial statements are the responsibility of the Company’s management.
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
July 29, 2010

SONOCO PRODUCTS COMPANY
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Statements included in this report that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The words “estimate,” “project,” “intend,” “expect,” “believe,” “consider,” “plan,” “anticipate,” “objective,” “goal,” “guidance,” “outlook,” “forecasts,” “future,” “will,” “would” and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding offsetting high raw material costs; improved productivity and cost containment; adequacy of income tax provisions; refinancing of debt; adequacy of cash flows; anticipated amounts and uses of cash flows; effects of acquisitions and dispositions; adequacy of provisions for environmental liabilities; financial strategies and the results expected from them; continued payments of dividends; stock repurchases; producing improvements in earnings, financial results for future periods, and creation of long-term value for shareholders. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, expectations, beliefs, plans, strategies and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, without limitation:
•	Availability and pricing of raw materials;

•	Success of new product development and introduction;

•	Ability to maintain or increase productivity levels and contain or reduce costs;

•	International, national and local economic and market conditions;

•	Availability of credit to us, our customers and/or our suppliers in needed amounts and/or on reasonable terms;

•	Fluctuations in obligations and earnings of pension and postretirement benefit plans;

•	Pricing pressures, demand for products, and ability to maintain market share;

•	Continued strength of our paperboard-based tubes and cores and composite can operations;

•	Anticipated results of restructuring activities;

•	Resolution of income tax contingencies;

•	Ability to successfully integrate newly acquired businesses into the Company’s operations;

•	Ability to win new business and/or identify and successfully close suitable acquisitions at the levels needed to meet growth targets;

•	Rate of growth in foreign markets;

•	Foreign currency, interest rate and commodity price risk and the effectiveness of related hedges;

•	Actions of government agencies and changes in laws and regulations affecting the Company;

•	Liability for and anticipated costs of environmental remediation actions;

•	Ability to improve operating results in reporting units facing potential goodwill impairment;

•	Loss of consumer or investor confidence; and

•	Economic disruptions resulting from terrorist activities.
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
Second Quarter 2010 Compared with Second Quarter 2009
RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for each of the periods presented. These non-GAAP financial measures (referred to as “base”) are the GAAP measures adjusted to exclude restructuring charges, asset impairment charges, environmental charges and certain other items, if any, the exclusion of which the Company believes improves comparability and analysis of the underlying financial performance of the business.

	For the three months ended June 27, 2010
		Restructuring/
		Asset
Dollars in millions, except per share data	GAAP	Impairment	Base

Income before interest and income taxes	$90.4	$2.5	$92.9
Interest expense, net	8.6		8.6

Income before income taxes and equity in earnings of affiliates	81.8	2.5	84.3
Provision for income taxes	25.8	0.9	26.7

Income before equity in earnings of affiliates	56.0	1.6	57.6
Equity in earnings of affiliates, net of tax	3.0		3.0

Net income	59.0	1.6	60.6
Net (income)/loss attributable to noncontrolling interests, net of tax	0.0		0.0

Net income attributable to Sonoco	$59.0	$1.6	$60.6

Per common share	$0.58	$0.01	$0.59

	For the three months ended June 28, 2009
		Restructuring/
		Asset
Dollars in millions, except per share data	GAAP	Impairment	Base

Income before interest and income taxes	$57.3	$10.4	$67.7
Interest expense, net	10.1		10.1

Income before income taxes and equity in earnings of affiliates	47.2	10.4	57.6
Provision for income taxes	15.0	2.7	17.7

Income before equity in earnings of affiliates	32.2	7.7	39.9
Equity in earnings of affiliates, net of tax	0.8	0.3	1.1

Net income	33.0	8.0	41.0
Net (income)/loss attributable to noncontrolling interests, net of tax	0.6	(0.7)	(0.1)

Net income attributable to Sonoco	$33.6	$7.3	$40.9

Per common share	$0.33	$0.08	$0.41

SONOCO PRODUCTS COMPANY
RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended June 27, 2010 versus the three months ended June 28, 2009.
OVERVIEW
Net sales for the second quarter were $1,010 million, compared with $864 million in the same period in 2009. The 17% increase during the quarter was due to improved companywide volumes, higher selling prices, sales of corrugating medium previously produced under a cost-plus agreement, and the favorable impact of foreign currency exchange. The higher selling prices were principally driven by the impact of external sales of recovered paper at significantly higher old corrugated containers (OCC) prices. Gross profit margins for the second quarter increased to 19.1% compared to last year’s 18.3%. Margins were favorably impacted by higher volume, as well as productivity initiatives, decreased pension expenses and cost containment actions. Net income attributable to Sonoco for the second quarter of 2010 was $59.0 million compared to $33.6 million reported for the same period of 2009. 2010 earnings include $1.6 million after-tax restructuring charges, while 2009 results were impacted by after-tax restructuring charges of $7.3 million. Second quarter 2010 base earnings was $60.6 million ($.59 per diluted share) versus $40.9 million ($.41 per diluted share) in 2009.
While volume increases were experienced throughout most of the Company, they were most notable in those businesses serving industrial markets. These markets were hit particularly hard by the recession, and their recovery, spurred by improved economic conditions, has consequently been more robust. For the majority of its tube and core and paperboard contracts, the Company was able to reset sales prices at the beginning of the second quarter, based on relatively high prevailing OCC prices at the end of the previous quarter. This resulted in significant price increases over the second quarter of 2009 and resulted in a neutral price/cost relationship in the Tubes and Cores/Paper segment. Other businesses within the Company reported slightly unfavorable price/cost relationships. The negative overall price/cost impact was more than offset by volume growth and strong productivity.
OPERATING REVENUE
Net sales for the second quarter of 2010 were $1,010 million, compared to $864 million for the second quarter of 2009, an increase of $146 million.
The components of the sales change were:

($ in millions)

Volume/Mix	$76
Selling Prices	43
Foreign Currency Translation	12
Other	15

Total Sales Increase	$146

Volume/mix accounted for a 9% increase in sales from 2009 levels as each of the Company’s reporting segments experienced volume improvements across most geographic regions, with the greatest volume increases occurring in businesses serving industrial markets, which tend to be more economically sensitive and were most severely impacted during the recession. As discussed above, the Company was able to reset sales prices at the beginning of the second quarter at levels significantly higher that what they were during the second quarter of 2009. The impact of the strength of the dollar against most European currencies, relative to last year’s second quarter levels, was more than offset by a weaker dollar relative to most other currencies resulting in a net benefit to reported sales.
COSTS AND EXPENSES
Cost of sales in the second quarter of 2010 was higher year over year primarily due to the increases in volume discussed above. Significantly higher prices paid for recovered paper increased costs in our converted paper operations, while higher resin costs negatively impacted results in the plastics operations. Pension and postretirement expenses showed a $6.8 million improvement in the second quarter, most of which is reflected in cost of sales. The current year improvement is due to the partial recovery in the value of pension plan assets during 2009, and the impact of the $100 million voluntary contribution to the U.S. qualified pension plan in December 2009. The combination of productivity initiatives, cost containment activities, volume-driven manufacturing efficiencies and lower pension costs

SONOCO PRODUCTS COMPANY
more than offset the material cost increases, resulting in an improvement in the gross profit percentage from 18.3% to 19.1%.
Selling, general and administrative costs were higher in the second quarter of 2010 due primarily to higher incentive compensation expenses, reflecting the improved performance against incentive targets compared to last year.
Restructuring and restructuring-related asset impairment charges totaled $2.5 million and $10.4 million for the second quarters of 2010 and 2009, respectively. This reduction reflects the fact that most of the costs related to the restructuring actions, initiated in 2008 and 2009 in response to the recession, had been fully incurred by the end of 2009. Additional information regarding restructuring actions and impairments is provided in Note 4 to the Company’s Unaudited Condensed Consolidated Financial Statements.
Net interest expense for the second quarter of 2010 decreased to $8.6 million, compared with $10.1 million during the same period in 2009. The decrease was due to lower debt levels and lower interest rates.
This year’s second quarter effective tax rate of 31.6% was slightly lower than the 31.9% rate recorded in the 2009 second quarter, while the effective tax rate on base earnings increased from 30.9% in the second quarter of 2009 to 31.8% in 2010.
The Company has operations in Venezuela that, beginning January 1, 2010, are accounted for as hyperinflationary. These operations have annual sales of approximately $8 million and net assets of approximately $2 million. The change to hyperinflationary accounting did not have a significant effect on the Company’s financial statements during the quarter.
REPORTABLE SEGMENTS
The following table recaps net sales for the second quarter of 2010 and 2009 ($ in thousands):

	Three Months Ended
	June 27, 2010	June 28, 2009	% Change
Net sales:
Consumer Packaging	$392,484	$376,184	4.3%
Tubes and Cores/ Paper	415,640	323,391	28.5%
Packaging Services	113,759	95,117	19.6%
All Other Sonoco	88,233	69,539	26.9%

Consolidated	$1,010,116	$864,231	16.9%

Consolidated operating profits, also referred to as “Income before income taxes” on the Company’s Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Three Months Ended
	June 27, 2010	June 28, 2009	% Change
Income before income taxes:
Segment operating profit
Consumer Packaging	$42,136	$39,144	7.6%
Tubes and Cores/ Paper	36,920	20,239	82.4%
Packaging Services	3,568	906	293.6%
All Other Sonoco	10,261	7,406	38.5%
Restructuring/Asset impairment charges	(2,511)	(10,386)	75.8%
Interest, net	(8,558)	(10,071)	15.0%

Consolidated	$81,816	$47,238	73.2%

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
The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the second quarter of 2010 and 2009 ($ in thousands):

	Three Months Ended
	June 27, 2010	June 28, 2009
Restructuring/Asset impairment charges:
Consumer Packaging	$754	$328
Tubes and Cores/ Paper	723	8,515
Packaging Services	237	1,118
All Other Sonoco	531	325
Corporate	266	100

Total	$2,511	$10,386

Consumer Packaging
Sonoco’s Consumer Packaging segment includes the following products and services: round and shaped rigid containers and trays (both composite and plastic); printed flexible packaging; metal and peelable membrane ends and closures; and brand artwork management.
Second quarter 2010 sales for the segment were $392 million, compared with $376 million in the same period in 2009. Of the 4.3% increase in sales, approximately half was due to improved volumes for rigid plastic containers, flexible packaging and metal ends. The other half of the sales gain was due to the favorable impact of foreign currency translation.
Segment operating profit was $42.1 million in the second quarter, compared with $39.1 million in the same period in 2009, an increase of 7.6%. Operating profit benefited from productivity improvements and volume growth. These improvements were partially offset by higher raw material, labor, freight and other costs.
Tubes and Cores/Paper
The Tubes and Cores/Paper segment includes the following products: high-performance paper and composite paperboard tubes and cores; fiber-based construction tubes and forms; recycled paperboard, linerboard, corrugating medium, recovered paper and other recycled materials.
Second quarter 2010 sales for the segment were $416 million, compared with $323 million in the same period in 2009. The 28.5% increase in segment sales was due largely to increased selling prices, an improvement in volume of converted products and paperboard, a change in the Company’s marketing of its corrugating medium which added $17 million in quarter-over-quarter sales, and the favorable impact of foreign currency translation. The year-over-year increase in selling prices was primarily a result of higher selling prices for OCC, which had a favorable impact on recovered paper sold externally.
The Company’s corrugating medium was previously produced under a cost plus arrangement, which expired at December 31, 2009. Under this arrangement, the Company only recorded a net production fee. Beginning in 2010, corrugating medium is being sold on the open market, resulting in an increase in both reported sales and cost of sales.
Operating profit for this segment was $36.9 million, compared with $20.2 million in 2009. Operating profit for the segment improved significantly during the quarter due to global volume growth and productivity improvements. Due to the increase in selling prices, the segment was able to achieve a neutral price/cost relationship during the quarter, a significant improvement over the first quarter of 2010.

SONOCO PRODUCTS COMPANY
Packaging Services
The Packaging Services segment includes the following products and services: designing, manufacturing, assembling, packing and distributing temporary, semipermanent and permanent point-of-purchase displays; and supply chain management services, including contract packing, fulfillment and scalable service centers.
Second quarter 2010 sales for this segment were $114 million, compared with $95 million in the same period in 2009. The 19.6% improvement in sales in this segment was due primarily to improved volume in the Company’s contract packaging business, partially offset by lower selling prices due to a competitive price reduction.
Segment operating profit was $3.6 million, compared with $0.9 million in 2009. This increase was a result of volume improvements and productivity, partially offset by lower selling prices. While management expects business in this segment to remain relatively strong for the remainder of the year, it is not expected to continue at second quarter levels, due in part to the events discussed in “Other Items” below.
All Other Sonoco
All Other Sonoco includes businesses that are not aggregated in a reportable segment and includes the following products: wooden, metal and composite wire and cable reels and spools, molded and extruded plastics, custom-designed protective packaging and paper amenities such as coasters and glass covers.
Second quarter 2010 sales in All Other Sonoco were $88 million, compared with $70 million reported in the same period in 2009. This 26.9% increase was due to volume gains in molded plastics, protective packaging and reels and spools along with acquisition sales and higher selling prices.
Operating profit for the quarter was $10.3 million, compared with $7.4 million in 2009. Operating profit increased as a result of volume and productivity gains in all businesses. These favorable factors were partially offset by higher resin, paper and wood costs.
Six Months Ended June 27, 2010 Compared with Six Months Ended June 28, 2009
RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures for each of the periods presented.

	For the six months ended June 27, 2010
		Restructuring/
		Asset
Dollars in millions, except per share data	GAAP	Impairment	Base

Income before interest and income taxes	$166.0	$6.5	$172.5
Interest expense, net	17.0		17.0

Income before income taxes and equity in earnings of affiliates	149.0	6.5	155.5
Provision for income taxes	45.8	2.7	48.5

Income before equity in earnings of affiliates	103.2	3.8	107.0
Equity in earnings of affiliates, net of tax	4.3	0.3	4.6

Net income	107.5	4.1	111.6
Net (income)/loss attributable to noncontrolling interests, net of tax	0.0		0.0

Net income attributable to Sonoco	$107.5	$4.1	$111.6

Per common share	$1.05	$0.04	$1.09

SONOCO PRODUCTS COMPANY

	For the six months ended June 28, 2009
		Restructuring/
		Asset
Dollars in millions, except per share data	GAAP	Impairment	Base

Income before interest and income taxes	$102.0	$17.6	$119.6
Interest expense, net	19.7		19.7

Income before income taxes and equity in earnings of affiliates	82.3	17.6	99.9
Provision for income taxes	26.5	5.3	31.8

Income before equity in earnings of affiliates	55.8	12.3	68.1
Equity in earnings of affiliates, net of tax	0.9	0.3	1.2

Net income	56.7	12.6	69.3
Net (income)/loss attributable to noncontrolling interests, net of tax	0.0	0.8	0.8

Net income attributable to Sonoco	$56.7	$13.4	$70.1

Per common share	$0.56	$0.14	$0.70

RESULTS OF OPERATIONS
The following discussion provides a review of results for the six months ended June 27, 2010 versus the six months ended June 28, 2009.
OVERVIEW
Net sales for the first half of 2010 were $1,945 million, compared with $1,665 million in the same period in 2009. The 17% increase was due to improved companywide volumes, higher selling prices and the favorable impact of foreign currency exchange. The higher selling prices were primarily driven by the impact of external sales of recovered paper at significantly higher OCC prices, as previously discussed. Gross profit margins for the first half of 2010 increased to 18.9% compared to last year’s 18.0%. Margins were favorably impacted by higher volume, as well as productivity initiatives, decreased pension expenses and cost containment actions, partially offset by an unfavorable price/cost relationship, principally due to the sharp rise in OCC prices during the first quarter of 2010. Net income attributable to Sonoco for the first half of 2010 was $107.5 million compared to $56.7 million reported for the same period of 2009. Current year earnings include $4.1 million after-tax restructuring charges, while 2009 results were impacted by after-tax restructuring charges of $13.4 million. First half 2010 base earnings were $111.6 million ($1.09 per diluted share) versus $70.1 million ($.70 per diluted share) in 2009.
Sales volume was up throughout the Company compared to 2009’s first half, but most notably in those businesses serving industrial markets. During the first quarter of the year, OCC prices rose rapidly but due to contract limitations for much of its business, the Company was unable to reset sales prices to reflect these higher costs until the beginning of the second quarter. Although the Company was able to reset sales prices, based on OCC prices at the end of the first quarter, it was unable to offset the shortfall from the first quarter. In addition, the Company has been unable to recover, through sales price increases, the negative impact of higher resin costs, resulting in an overall unfavorable price/cost relationship for the Company. These negative impacts were more than offset with the volume growth and strong productivity.
OPERATING REVENUE
Net sales for the first half of 2010 were $1,945 million, compared to $1,665 million for the first half of 2009, an increase of $280 million.
The components of the sales change were:

($ in millions)

Volume/Mix	$147
Selling Prices	59
Foreign Currency Translation	49
Other	25

Total Sales Increase	$280

SONOCO PRODUCTS COMPANY
Volume/mix accounted for a 9% increase in sales from 2009 levels as each of the Company’s reporting segments experienced volume improvements across most geographic regions, with the greatest volume increases occurring in businesses serving industrial markets. Second quarter price resets in the tube and core business resulted in significantly higher selling prices compared to the first half of 2009. The impact of a weaker dollar to most currencies also contributed to the Company’s overall sales increase.
COSTS AND EXPENSES
Cost of sales in the first half of 2010 was higher year over year primarily due to the increases in volume and higher OCC prices discussed above. Significantly higher prices paid for recovered paper increased costs in our converted paper operations, while higher resin costs negatively impacted results in the plastics operations. Pension and postretirement expenses showed a $15.6 million improvement in the first half of 2010, most of which is reflected in cost of sales. The current year improvement is due to a partial recovery in the value of pension plan assets during 2009 and the impact of the $100 million voluntary contribution to the U.S. qualified pension plan in December 2009. The combination of productivity initiatives, cost containment activities, volume-driven manufacturing efficiencies and lower pension costs more than offset the material cost increases, resulting in an improvement in the gross profit percentage from 18.0% to 18.9%.
Selling, general and administrative costs were higher in the first six months of 2010 due primarily to higher incentive compensation expenses, reflecting the improved performance against incentive targets compared to last year.
Restructuring and restructuring-related asset impairment charges totaled $6.5 million and $17.6 million for the first half of 2010 and 2009, respectively. Additional information regarding restructuring actions and impairments is provided in Note 4 to the Company’s Unaudited Condensed Consolidated Financial Statements.
Net interest expense for the first half of 2010 decreased to $17.0 million, compared with $19.7 million during the same period in 2009. The decrease was due to lower debt levels and lower interest rates.
This year’s first half effective tax rate was 30.7%, compared to the 32.2% rate recorded in the same period of 2009. The lower rate was due primarily to restructuring costs being incurred in higher tax rate jurisdictions in 2010 as compared to 2009. The effective tax rate on base earnings decreased to 31.1% in the first half of 2010 from 31.9% in the same period last year.
REPORTABLE SEGMENTS
The following table recaps net sales for the first half of 2010 and 2009 ($ in thousands):

	Six Months Ended
	June 27, 2010	June 28, 2009	% Change
Net sales:
Consumer Packaging	$774,117	$731,092	5.9%
Tubes and Cores/ Paper	785,514	611,731	28.4%
Packaging Services	225,672	187,978	20.1%
All Other Sonoco	159,946	134,059	19.3%

Consolidated	$1,945,249	$1,664,860	16.8%

SONOCO PRODUCTS COMPANY
Consolidated operating profits, also referred to as “Income before income taxes” on the Company’s Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Six Months Ended
	June 27, 2010	June 28, 2009	% Change
Income before income taxes:
Segment operating profit
Consumer Packaging	$87,792	$78,521	11.8%
Tubes and Cores/ Paper	58,423	26,985	116.5%
Packaging Services	8,647	1,561	453.9%
All Other Sonoco	17,645	12,542	40.7%
Restructuring/Asset impairment charges	(6,458)	(17,596)	63.3%
Interest, net	(16,995)	(19,702)	13.7%

Consolidated	$149,054	$82,311	81.1%

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the first half of 2010 and 2009 ($ in thousands):

	Six Months Ended
	June 27, 2010	June 28, 2009
Restructuring/Asset impairment charges:
Consumer Packaging	$1,760	$1,252
Tubes and Cores/ Paper	1,993	14,277
Packaging Services	1,515	668
All Other Sonoco	918	1,262
Corporate	272	117

Total	$6,458	$17,596

Consumer Packaging
First half 2010 sales for the segment were $774 million, compared with $731 million in the same period in 2009, a 5.9% increase. Volume increases totaled 3.3%, with most of the improvements coming in rigid plastic containers, metal ends and flexible packaging. The balance of the sales gain was due to the favorable impact of foreign currency translation.
Segment operating profit was $87.8 million in the first half of 2010, compared with $78.5 million in the same period in 2009, an increase of 11.8%. Productivity improvements and volume growth were only partially offset by higher raw material, labor, freight and other costs.
Tubes and Cores/Paper
First half 2010 sales for the segment were $786 million, compared with $612 million in the same period in 2009. The 28.4% increase in segment sales was due largely to increased selling prices, an improvement in volume throughout the segment, the addition of corrugating medium sales which increased year-over-year revenue by $31 million, and the favorable impact of foreign currency translation. Higher selling prices for OCC, which had a favorable impact on recovered paper sold externally, was the principal reason behind the increased selling prices.
Operating profit for this segment was $58.4 million, compared with $27.0 million in 2009. Operating profit for the segment improved significantly during the first half of 2010 due to global volume growth and productivity improvements, partially offset by an unfavorable price/cost relationship.

SONOCO PRODUCTS COMPANY
Packaging Services
First half 2010 sales for this segment were $226 million, compared with $188 million in the same period in 2009. The 20.1% improvement in sales in this segment was due primarily to improved volume, partly resulting from new business opportunities in overseas markets. Foreign currency translation also favorably impacted segmental sales. These favorable factors were partially offset by lower selling prices.
Segment operating profit was $8.6 million, compared with $1.6 million in 2009. This increase was a result of volume improvements and productivity, partially offset by lower selling prices.
All Other Sonoco
First half 2010 sales in All Other Sonoco were $160 million, compared with $134 million reported in the same period in 2009. This 19.3% increase was due to volume gains in molded plastics, protective packaging, and reels and spools, along with sales from a second quarter acquisition.
Operating profit for the quarter was $17.6 million, compared with $12.5 million in 2009. Operating profit increased as a result of volume and productivity gains in nearly all businesses. These favorable factors were partially offset by rising resin, paper and wood costs.
OTHER ITEMS
The Company’s Flexible Packaging unit, a component of the Consumer Packaging segment, is currently engaged in negotiations with a major customer regarding existing business the customer has put out for bid. As a result, some portion of this business will likely either be lost or retained at a lower margin. Any decision to award business to another vendor would not be expected to impact current year sales. However, depending on the outcome, noncash goodwill impairment and/or restructuring-related charges may be required. Total goodwill associated with this unit is approximately $92 million.
As previously reported, the Company’s Packaging Services segment expects to lose approximately $45 million of annualized sales volume by the second half of 2010 resulting from bidding activity conducted by a major customer in the fourth quarter of 2009. Further, another of the segment’s customers notified the Company in late 2009 of its decision to consolidate its business with another vendor. While this decision will not impact the current year, and the timing of this transition is still uncertain, it is expected to result in an annual sales reduction of approximately $35 million by 2012. Due to anticipated growth from new business, including already announced additions in Poland, Mexico and the United States, management does not expect the loss of business from these customers to have a material adverse effect on the segment’s operating results over the long term.
Financial Position, Liquidity and Capital Resources
The Company’s financial position remained strong during the first six months of 2010. Cash flows from operations totaled $115.4 million in the first six months of 2010, compared with $181.9 million in the same period last year. Although year-over-year earnings were higher, the benefit to operating cash flow was offset by an increase in net working capital driven by higher levels of business activity and increased cash paid for estimated income taxes due to a year-over-year increase in profitability and the year earlier deductibility of the Company’s $100 million pension contribution. Operating cash flows are expected to remain strong during the remainder of 2010.
During the first six months of 2010, the Company utilized cash from operations to fund capital expenditures of $59.0 million, pay dividends of $55.2 million, fund acquisitions totaling $10.2 million, and reduce outstanding debt by a net $3.6 million to $581.9 million at June 27, 2010. Cash and cash equivalents decreased from $185.2 million at December 31, 2009, to $167.4 million at June 27, 2010.
At June 27, 2010, no borrowings were outstanding under the Company’s $500 million commercial paper program. The commercial paper program is fully supported by a bank credit facility provided by a syndicate of banks that is committed until May 2011. The Company expects to renew this facility before the end of 2010.
The Company’s $100 million, 6.75% debentures become due in November 2010. The Company expects to be able to satisfy these obligations using some combination of cash on hand, cash generated from operations, and refinancing with existing available credit.

SONOCO PRODUCTS COMPANY
On June 29, 2010, subsequent to the end of the second quarter, the Company completed the acquisition of Associated Packaging Technologies, Inc. (APT), a supplier of containers to the frozen food industry, for a cash purchase price of approximately $120 million which was effectively funded using cash on hand and existing available credit.
The Company anticipates capital spending for the second half and full year of 2010 to be approximately $100 million and $160 million, respectively. The Company expects to be able to fund this investing activity using some combination of cash on hand, cash generated from operations, and financing with existing available credit.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires the Company to maintain a minimum level of net worth, as defined. As of June 27, 2010, the Company’s defined net worth was approximately $487 million above the minimum level required under this covenant.
The Company anticipates that contributions to its pension and postretirement plans will total approximately $24 million during 2010. No contributions to the Company’s U.S. qualified defined benefit pension plan are required in 2010 due to the $100 million voluntary contribution made in December 2009 and the Company’s ability to utilize funding credits from having previously funded the plan in excess of minimum requirements. Funding of the U.S. qualified defined benefit pension plan is not expected to be required until 2013; however, future funding requirements will depend largely on actual investment returns and future actuarial assumptions.
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
At June 27, 2010, the Company had commodity contracts outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. The total net fair market value of these instruments was an unfavorable position of $11.0 million at June 27, 2010, and an unfavorable position of $8.3 million at December 31, 2009. Natural gas and aluminum contracts covering an equivalent of 7.1 million MMBtus and 3,300 metric tons, respectively, were outstanding at June 27, 2010. Additionally, the Company had various currency contracts outstanding to fix the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments was a net favorable position of $0.9 million at June 27, 2010 compared with a net favorable position of $0.7 million at December 31, 2009. Also, the Company has an interest rate derivative to swap $150 million notional value of its 6.5% debentures due November 2013 to a floating rate. At June 27, 2010, this fair value hedge was in a favorable position of $4.5 million compared with an unfavorable position of $0.6 million at December 31, 2009.
In addition, at June 27, 2010, the Company had various other currency contracts outstanding to fix the exchange rate on certain foreign currency assets and liabilities for which it has chosen not to apply hedge accounting. The fair value of these currency contracts, all of which mature within twelve months, was a net favorable position of $0.4 million at the end of the quarter and $0.8 million at December 31, 2009.
Restructuring and Impairment
Information regarding restructuring charges and restructuring-related asset impairment charges is provided in Note 4 to the Company’s Unaudited Condensed Consolidated Financial Statements.
New Accounting Pronouncements
Information regarding new accounting pronouncements is provided in Note 11 to the Company’s Unaudited Condensed Consolidated Financial Statements.

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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Information with respect to legal proceedings and other exposures appears in Part I — Item 3 — “Legal Proceedings” and Part II — Item 8 — “Financial Statements and Supplementary Data” (Note 14 - “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and in Part I — Item 1 — “Financial Statements” (Note 13 — “Commitments and Contingencies”) of this report.
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
In addition to the Site discussed above, as previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2009, U.S. Mills faces additional exposure related to potential natural resource damage and environmental remediation costs for a larger stretch of the lower Fox River, including the bay at Green Bay, which includes the Site discussed above (Operating Units 2 — 5). On November 13, 2007, the EPA issued a unilateral Administrative Order for Remedial Action pursuant to Section 106 of CERCLA. The order requires U.S. Mills and the seven other respondents jointly to take various actions to cleanup OUs 2 — 5. The order covers planning and design work as well as dredging and disposing of contaminated sediments and the capping of dredged and less contaminated

SONOCO PRODUCTS COMPANY
areas of the river bottom. The order also provides for a penalty for failure by a respondent to comply with its terms as well as exposing a non-complying respondent to potential treble damages. Although U.S. Mills has reserved its rights to contest liability for any portion of the work, it is cooperating with the other respondents to comply with the order, but its financial contribution will likely be determined by the lawsuit commenced in June 2008 and discussed below.
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
As of June 27, 2010, U.S. Mills had reserves totaling $59.3 million for potential liabilities associated with the Fox River contamination (not including amounts accrued for remediation at the Site). Although the Company lacks a reasonable basis for identifying any amount within the range of possible loss as a better estimate than any other amount, as has previously been disclosed, the upper end of the range may exceed the net worth of U.S. Mills. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $81 million at June 27, 2010.
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

			(c) Total Number of	(d) Maximum
			Shares Purchased as	Number of Shares
			Part of Publicly	that May Yet be
	(a) Total Number of	(b) Average Price	Announced Plans or	Purchased under the
Period	Shares Purchased[1]	Paid per Share	Programs[2]	Plans or Programs[2]
3/29/10 – 5/02/10	5,629	$33.12	—	5,000,000
5/03/10 – 5/30/10	884	$32.59	—	5,000,000
5/31/10 – 6/27/10	99	$32.31	—	5,000,000

Total	6,612	$33.03	—	5,000,000

[1]	All of the share purchases in the first quarter of 2010 relate to shares withheld to satisfy employee tax withholding obligations in association with the exercise of performance-based stock awards, deferred compensation and restricted stock. These shares were not repurchased as part of a publicly announced plan or program.

[2]	On April 19, 2006, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. This authorization rescinded all previous existing authorizations and does not have a specific expiration date. No shares have been repurchased under this authorization during 2010. At June 27, 2010, a total of 5,000,000 shares remain available for repurchase.
Item 6. Exhibits.

10.	Director Compensation

15.	Letter re: unaudited interim financial information

31.	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SONOCO PRODUCTS COMPANY
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date: July 29, 2010	By: /s/ Charles J. Hupfer
Charles J. Hupfer
Senior Vice President and Chief Financial Officer
(principal financial officer)

By: /s/ Barry L. Saunders
Barry L. Saunders
Vice President and Corporate Controller
(principal accounting officer)

SONOCO PRODUCTS COMPANY
EXHIBIT INDEX

Exhibit
Number	Description

10.	Director Compensation

15.	Letter re: unaudited interim financial information

31.	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.