Form 10-Q
period 2010-09-26
SONOCO PRODUCTS CO
filed 2010-10-25
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at October 19, 2010:
Common stock, no par value: 102,902,130

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	September 26,	December 31,
	2010	2009*
Assets
Current Assets
Cash and cash equivalents	$168,700	$185,245
Trade accounts receivable, net of allowances	546,532	428,293
Other receivables	30,642	35,469
Inventories:
Finished and in process	141,648	114,652
Materials and supplies	211,577	173,876
Prepaid expenses	53,989	33,300
Deferred income taxes	25,843	25,738

	1,178,931	996,573
Property, Plant and Equipment, Net	937,397	926,829
Goodwill	835,163	813,530
Other Intangible Assets, Net	133,327	115,044
Long-term Deferred Income Taxes	55,646	57,105
Other Assets	162,420	153,499

Total Assets	$3,302,884	$3,062,580

Liabilities and Equity
Current Liabilities
Payable to suppliers	$426,827	$375,365
Accrued expenses and other	342,129	299,950
Notes payable and current portion of long-term debt	112,372	118,053
Accrued taxes	7,431	12,271

	888,759	805,639
Long-term Debt, Net of Current Portion	513,592	462,743
Pension and Other Postretirement Benefits	311,004	321,355
Deferred Income Taxes	29,684	30,571
Other Liabilities	59,242	61,642
Commitments and Contingencies
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares
100,690 and 100,149 shares issued and outstanding at September 26, 2010 and December 31, 2009, respectively	7,175	7,175
Capital in excess of stated value	448,704	421,632
Accumulated other comprehensive loss	(300,757)	(310,469)
Retained earnings	1,330,261	1,248,043

Total Sonoco Shareholders’ Equity	1,485,383	1,366,381
Noncontrolling Interests	15,220	14,249

Total Equity	1,500,603	1,380,630

Total Liabilities and Equity	$3,302,884	$3,062,580

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
Net sales	$1,051,725	$930,560	$2,996,974	$2,595,420
Cost of sales	852,141	757,504	2,429,108	2,123,217

Gross profit	199,584	173,056	567,866	472,203
Selling, general and administrative expenses	102,533	98,085	298,308	277,623
Restructuring/Asset impairment charges	12,166	158	18,624	17,754

Income before interest and income taxes	84,885	74,813	250,934	176,826
Interest expense	9,176	10,202	27,045	31,167
Interest income	732	801	1,606	2,064

Income before income taxes	76,441	65,412	225,495	147,723
Provision for income taxes	21,091	16,436	66,853	42,912

Income before equity in earnings of affiliates	55,350	48,976	158,642	104,811
Equity in earnings of affiliates, net of tax	3,871	2,401	8,088	3,291

Net income	$59,221	$51,377	$166,730	$108,102

Net (income)/loss attributable to noncontrolling interests	$(202)	$(3,706)	$(186)	$(3,699)

Net income attributable to Sonoco	$59,019	$47,671	$166,544	$104,403

Weighted average common shares outstanding:
Basic	101,693	100,829	101,460	100,717

Diluted	102,684	101,105	102,341	100,876

Per common share:
Net income attributable to Sonoco:
Basic	$0.58	$0.47	$1.64	$1.04

Diluted	$0.57	$0.47	$1.63	$1.03

Cash dividends	$0.28	$0.27	$0.83	$0.81

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 26,	September 27,
	2010	2009
Cash Flows from Operating Activities:
Net income	$166,730	$108,102
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment charges	9,309	10,184
Depreciation, depletion and amortization	124,408	128,104
Share-based compensation expense	12,357	5,580
Equity in earnings of affiliates	(8,088)	(3,291)
Cash dividends from affiliated companies	10,415	4,030
Loss (gain) on disposition of assets	836	(16,274)
Pension and postretirement plan expense	38,152	63,931
Pension and postretirement plan contributions	(18,344)	(17,765)
Tax effect of nonqualified stock options	2,353	1,133
Excess tax benefit of share-based compensation	(2,123)	(384)
Net increase (decrease) in deferred taxes	281	(7,484)
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Trade accounts receivable	(105,659)	(42,064)
Inventories	(42,138)	30,989
Payable to suppliers	54,104	20,160
Prepaid expenses	(3,220)	7,336
Income taxes payable and other income tax items	(23,481)	24,562
Fox River environmental reserves	(1,489)	(5,250)
Other assets and liabilities	46,183	46,241

Net cash provided by operating activities	260,586	357,840

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(101,159)	(82,807)
Cost of acquisitions, net of cash acquired	(134,260)	(500)
Proceeds from the sale of assets	8,115	16,956
Investment in affiliates and other	(8,400)	(2,215)

Net cash used in investing activities	(235,704)	(68,566)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	8,094	23,129
Principal repayment of debt	(13,329)	(32,304)
Net increase (decrease) in commercial paper	43,000	(95,000)
Net decrease in outstanding checks	(13,241)	(18,043)
Proceeds from early settlement of interest rate swap	5,939	—
Excess tax benefit of share-based compensation	2,123	384
Cash dividends	(83,432)	(80,876)
Shares acquired	(381)	(1,203)
Shares issued	12,079	3,239

Net cash used in financing activities	(39,148)	(200,674)

Effects of Exchange Rate Changes on Cash	(2,279)	3,863

Net (Decrease) Increase in Cash and Cash Equivalents	(16,545)	92,463
Cash and cash equivalents at beginning of period	185,245	101,655

Cash and cash equivalents at end of period	$168,700	$194,118

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Note 1: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three and nine months ended September 26, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
With respect to the unaudited condensed consolidated financial information of the Company for the three- and nine-month periods ended September 26, 2010 and September 27, 2009 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 25, 2010 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.
Note 2: Shareholders’ Equity
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
Numerator:
Net income attributable to Sonoco	$59,019	$47,671	$166,544	$104,403

Denominator:
Weighted average common shares outstanding	101,693,000	100,829,000	101,460,000	100,717,000
Dilutive effect of:
Stock-based compensation	991,000	276,000	881,000	159,000

Dilutive shares outstanding	102,684,000	101,105,000	102,341,000	100,876,000

Reported net income attributable to Sonoco per common share:
Basic	$0.58	$0.47	$1.64	$1.04

Diluted	$0.57	$0.47	$1.63	$1.03

Stock options and stock appreciation rights to purchase 1,886,544 and 3,345,019 shares at September 26, 2010 and September 27, 2009, respectively, were not dilutive and, therefore, are excluded from the computations of diluted income attributable to Sonoco per common share amounts. No adjustments were made to reported net income attributable to Sonoco in the computations of earnings per share.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Stock Repurchases
The Company’s Board of Directors has authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. No shares were repurchased under this authorization during the first nine months of 2010. Accordingly, at September 26, 2010, a total of 5,000,000 shares remain available for repurchase.
The Company occasionally repurchases shares of its common stock to satisfy employee tax withholding obligations in association with the exercise of stock appreciation rights and performance-based stock awards. These repurchases, which are not part of a publicly announced plan or program, totaled 11,887 shares in the first nine months of 2010 at a cost of $381, and 49,416 shares in the first nine months of 2009 at a cost of $1,203.
Dividend Declarations
On July 21, 2010, the Board of Directors declared a regular quarterly dividend of $0.28 per share. This dividend was paid September 10, 2010 to all shareholders of record as of August 20, 2010.
On October 18, 2010, the Board of Directors declared a regular quarterly dividend of $0.28 per share. This dividend is payable December 10, 2010 to all shareholders of record as of November 19, 2010.
Note 3: Acquisitions
On June 29, 2010, the Company completed the acquisition of Associated Packaging Technologies, Inc. (APT), a supplier of containers to the frozen food industry. APT operates four manufacturing facilities (two in the United States, one in Canada, and one in Ireland) and employs more than 400 persons. The all-cash purchase price, including the cost of paying off various obligations of APT, was $119,968. The acquisition is expected to generate annualized sales of approximately $150,000, which will be accounted for in the Company’s Consumer Packaging segment. In conjunction with this acquisition, the Company recorded net tangible assets of $72,535, identifiable intangibles of $22,100 and goodwill of $25,333 (the majority of which is expected to be tax deductible). Also in the third quarter, the Company acquired a small tubes and cores business in Canada for an all-cash purchase price of $4,078.
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
These acquisitions have been accounted for as purchases; accordingly, their results of operations have been included in consolidated net income from the respective dates of acquisition. Pro forma results have not been provided, as the acquisitions were not material individually, or in the aggregate, to the Company’s financial statements.
Note 4: Restructuring and Asset Impairment
The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2010, 2009, 2008 and 2007 are reported as “2010 Actions,” “2009 Actions,” “2008 Actions” and “2007 Actions,” respectively. The Company has two previous formal restructuring plans that are still active, although both were substantially complete at September 26, 2010. These are reported as “Earlier Actions.”
In addition, pursuant to notification from a large customer that the Company’s contract to provide certain packaging would not be renewed in its entirety, during the third quarter of 2010 the Company concluded that certain affected assets in its Consumer Packaging segment had been impaired resulting in a pre-tax asset impairment charge of $12,572.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Following are the total restructuring and asset impairment charges, net of adjustments, recognized by the Company during the periods presented:

	2010		2009
	Third	Nine	Third	Nine
	Quarter	Months	Quarter	Months
Restructuring related charges:
2010 Actions	$362	$4,220	$—	$—
2009 Actions	(1,449)	1,653	5,498	21,089
2008 Actions	363	755	1,043	7,229
2007 Actions	179	440	(6,402)	(10,873)
Earlier Actions	139	(1,016)	19	309

Restructuring related charges	$(406)	$6,052	$158	$17,754
Other asset impairments	12,572	12,572	—	—

Restructuring/Asset impairment charges	$12,166	$18,624	$158	$17,754
Income tax benefit	(5,150)	(7,816)	(7)	(5,392)
Equity method investments, net of tax	(160)	58	—	367
Costs attributable to Noncontrolling Interests, net of tax	55	116	3,062	3,822

Total impact of Restructuring/Asset impairment charges, net of tax	$6,911	$10,982	$3,213	$16,551

Restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Condensed Consolidated Statements of Income.
The Company expects to recognize future additional cash costs totaling approximately $3,700 in connection with previously announced restructuring actions and believes that the majority of these charges will be incurred and paid by the end of 2010. The Company regularly evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions may be undertaken.
2010 Actions
During 2010, the Company initiated the consolidation of two manufacturing operations in the Packaging Services segment into a single facility as well as the closure of a North American tube and core plant (part of the Tubes and Cores/Paper segment). In addition, the Company continued to realign its cost structure resulting in the elimination of 90 positions in 2010.
Below is a summary of 2010 Actions and related expenses by type incurred and estimated to be incurred through completion.

		Total
	Third	Incurred to	Estimated
2010 Actions	Quarter	Date	Total Cost
Severance and Termination Benefits
Tubes and Cores/Paper segment	$184	$1,409	$1,834
Consumer Packaging segment	—	705	705
Packaging Services segment	65	1,538	1,538
All Other Sonoco	—	63	63
Corporate	35	35	35
Asset Impairment / Disposal of Assets
Tubes and Cores/Paper segment	—	38	38
Packaging Services segment	(126)	(234)	(234)
All Other Sonoco	—	369	369
Other Costs
Tubes and Cores/Paper segment	—	—	400
Packaging Services segment	121	145	145
All Other Sonoco	83	152	227

Total Charges and Adjustments	$362	$4,220	$5,120

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The following table sets forth the activity in the 2010 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

	Severance	Asset
2010 Actions	and	Impairment/
Accrual Activity	Termination	Disposal	Other
2010 Year to Date	Benefits	of Assets	Costs	Total
Liability at December 31, 2009	$—	$—	$—	$—
2010 charges	3,750	407	297	4,454
Adjustments	—	(234)	—	(234)
Cash receipts/(payments)	(3,035)	560	(297)	(2,772)
Asset writeoffs	—	(733)	—	(733)
Foreign currency translation	(18)	—	—	(18)

Liability at September 26, 2010	$697	$—	$—	$697

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
Below is a summary of 2009 Actions and related expenses by type incurred and estimated to be incurred through completion.

	2010		2009		Total
	Third	Nine	Third	Nine	Incurred	Estimated
2009 Actions	Quarter	Months	Quarter	Months	to Date	Total Cost
Severance and Termination Benefits
Tubes and Cores/Paper segment	$(63)	$(48)	$3,365	$9,222	$13,477	$13,477
Consumer Packaging segment	—	310	605	805	2,355	2,355
Packaging Services segment	88	35	376	1,348	1,467	1,467
All Other Sonoco	—	198	32	1,060	1,436	1,436
Corporate	—	269	647	647	934	934
Asset Impairment / Disposal of Assets
Tubes and Cores/Paper segment	(2,112)	(1,937)	(282)	6,420	4,446	4,446
Consumer Packaging segment	20	20	—	—	576	576
Packaging Services segment	—	—	—	—	7	7
All Other Sonoco	—	2	—	—	305	305
Other Costs
Tubes and Cores/Paper segment	581	1,840	736	1,338	3,756	4,806
Consumer Packaging segment	37	636	—	—	715	1,365
Packaging Services segment	—	180	—	—	325	325
All Other Sonoco	—	148	19	249	483	533

Total	$(1,449)	$1,653	$5,498	$21,089	$30,282	$32,032

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The following table sets forth the activity in the 2009 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

	Severance	Asset
2009 Actions	and	Impairment/
Accrual Activity	Termination	Disposal	Other
2010 Year to Date	Benefits	of Assets	Costs	Total
Liability at December 31, 2009	$8,825	$—	$11	$8,836
2010 charges	1,339	419	2,804	4,562
Adjustments	(575)	(2,334)	—	(2,909)
Cash receipts/(payments)	(5,597)	4,885	(2,815)	(3,527)
Asset writeoffs	—	(2,970)	—	(2,970)
Foreign currency translation	(31)	—	—	(31)

Liability at September 26, 2010	$3,961	$—	$—	$3,961

Proceeds of $4,621 were received in the third quarter of 2010 from the sale of the land and building associated with a former tube and core manufacturing facility in Europe that was closed in 2009. A gain of $2,172 was recognized on the sale and is reflected under “Adjustments” in the “2009 Actions” table above.
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
The estimated total cost of 2008 Actions is expected to reach $47,900, of which $47,209 had been incurred as of September 26, 2010. Below is a summary of expenses/(income) incurred by segment for 2008 Actions for the three- and nine-month periods ended September 26, 2010 and September 27, 2009.

	2010		2009
	Third	Nine	Third	Nine
2008 Actions	Quarter	Months	Quarter	Months
Tubes and Cores/Paper segment	$345	$632	$825	$6,377
Consumer Packaging segment	18	120	218	1,019
Packaging Services segment	—	—	—	(278)
Corporate	—	3	—	111

Total Charges and Adjustments	$363	$755	$1,043	$7,229

The accrual for 2008 actions totaled $763 and $2,954 as of September 26, 2010 and December 31, 2009, respectively. Net cash payments during the nine months ended September 26, 2010 were $3,249.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The estimated total cost of 2007 Actions is expected to reach $25,375, of which $25,146 had been incurred as of September 26, 2010. Below is a summary of expenses/(income) incurred by segment for 2007 Actions for the three- and nine-month periods ended September 26, 2010 and September 27, 2009.

	2010		2009
	Third	Nine	Third	Nine
2007 Actions	Quarter	Months	Quarter	Months
Tubes and Cores/Paper segment	$149	$366	$(6,410)	$(10,962)
Consumer Packaging segment	30	74	8	96
All other Sonoco	—	—	—	(7)

Total Charges and Adjustments	$179	$440	$(6,402)	$(10,873)

The prior year’s third quarter and nine months results include a gain from the sale of assets associated with the Company’s former paper mill in China.
The accrual for 2007 Actions totaled $40 as of September 26, 2010 and $45 as of December 31, 2009. Net cash payments during the nine months ended September 26, 2010, were $439.
Earlier Actions
Earlier Actions consist of two formal restructuring plans, the 2006 Plan and the 2003 Plan, both of which included a number of plant closures and workforce reductions. During the first quarter of 2010, the Company completed the sale of the land and buildings associated with a former paper mill in France resulting in the recognition of a $1,204 gain. This gain, which partially offsets asset impairment charges recognized in 2006 when the decision was made to close the facility, is included in “Restructuring/Asset impairment charges” in the Company’s Condensed Consolidated Statements of Income. At September 26, 2010, the remaining restructuring accrual for Earlier Actions was $491. The accrual, included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheet, relates primarily to building lease terminations and unpaid severance and termination benefits. The Company expects to recognize future pre-tax charges of approximately $150 associated with Earlier Actions, primarily related to building lease terminations and costs of exiting two closed facilities in Europe. The Company expects both the liability and the future costs to be fully paid at the end of 2012, using cash generated from operations.
Note 5: Comprehensive Income
The following table reconciles net income to comprehensive income attributable to Sonoco:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
Net income	$59,221	$51,377	$166,730	$108,102

Other comprehensive income/(loss):
Foreign currency translation adjustments	38,776	47,048	(4,115)	74,556
Changes in defined benefit plans, net of tax	9,429	(66)	17,880	29,187
Changes in derivative financial instruments, net of tax	(3,243)	3,336	(4,053)	6,143

Comprehensive income	$104,183	$101,695	$176,442	$217,988
Comprehensive (income)/loss attributable to noncontrolling interests	(202)	(3,706)	(186)	(3,699)

Comprehensive income attributable to Sonoco	$103,981	$97,989	$176,256	$214,289

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable, for the nine months ended September 26, 2010:

	Foreign			Accumulated
	Currency	Defined	Derivative	Other
	Translation	Benefit	Financial	Comprehensive
	Adjustments	Plans	Instruments	Loss
Balance at December 31, 2009	$10,798	$(316,658)	$(4,609)	$(310,469)
Year-to-date change	(4,115)	17,880	(4,053)	9,712

Balance at September 26, 2010	$6,683	$(298,778)	$(8,662)	$(300,757)

At September 26, 2010, the Company had various contracts outstanding to fix the costs of certain anticipated raw materials and energy purchases as well as certain instruments to hedge the interest rate on a planned capital markets transaction. These contracts, which have maturities ranging from October 2010 to December 2012, qualify as cash flow hedges under U.S. GAAP. The amounts included in accumulated other comprehensive loss related to these cash flow hedges were an unfavorable position of $13,764 ($8,662 after tax) at September 26, 2010, and an unfavorable position of $7,329 ($4,609 after tax) at December 31, 2009.
The cumulative tax benefit on Derivative Financial Instruments was $5,085 at September 26, 2010, and $2,720 at December 31, 2009. During the three- and nine-month periods ended September 26, 2010, the tax benefit on Derivative Financial Instruments increased by $1,869 and $2,365, respectively.
The cumulative tax benefit on Defined Benefit Plans was $175,221 at September 26, 2010, and $186,001 at December 31, 2009. During the three- and nine-month periods ended September 26, 2010, the tax benefit on Defined Benefit Plans decreased by $(5,812) and $(10,780), respectively.
Noncontrolling interests included current period foreign currency translation adjustments of $786 and $(1,243) in the nine-month periods ended September 26, 2010 and September 27, 2009, respectively.
Note 6: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill for the nine months ended September 26, 2010 is as follows:

	Tubes and
	Cores/	Consumer	Packaging
	Paper	Packaging	Services	All Other
	Segment	Segment	Segment	Sonoco	Total
Goodwill at December 31, 2009	$236,875	$357,798	$150,082	$68,775	$813,530
2010 Acquisitions	—	25,333	—	—	25,333
Other	(216)	—	—	—	(216)
Foreign currency translation	(5,589)	2,224	—	(119)	(3,484)

Goodwill at September 26, 2010	$231,070	$385,355	$150,082	$68,656	$835,163

“Other” consists of goodwill associated with a small Chilean tube and core business that was contributed to a new joint venture in 2010. The Company accounts for its 19.5% ownership in the new joint venture under the cost method.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The Company completed its most recent annual goodwill impairment testing during the third quarter of 2010. Based on the results of this evaluation, the Company concluded that there was no impairment of goodwill for any of its reporting units. For 2010 testing purposes, the fair values of the Company’s reporting units were estimated based on projections of future years’ operating results and associated cash flows, together with comparable trading and transaction multiples. The Company’s projections incorporated management’s expectations for future growth and, where applicable, improved operating margins. Should such growth and/or margin improvement not materialize as projected, or if the Company’s assessments of the relevant facts and circumstances change, noncash impairment charges may be required. Reporting units with significant goodwill whose results need to show improvement included Tubes & Cores/Paper — Europe, Matrix Packaging, Flexible Packaging, Packaging Services, and Rigid Paper Containers — Australia/New Zealand. Total goodwill associated with these reporting units was approximately $102,000, $128,000, $92,000, $150,000, and $6,000, respectively at September 26, 2010.
Other Intangible Assets
Other intangible assets are amortized on a straight-line basis over their respective useful lives, which generally range from three to twenty years. The Company has no intangibles with indefinite lives.
A summary of other intangible assets as of September 26, 2010 and December 31, 2009 is as follows:

	September 26,	December 31,
	2010	2009

Other Intangible Assets, gross
Patents	$2,593	$2,592
Customer lists	179,846	161,007
Land use rights	349	340
Supply agreements	1,000	1,000
Other	16,438	7,830

Other Intangible Assets, gross	$200,226	$172,769

Accumulated Amortization	$(66,899)	$(57,725)

Other Intangible Assets, net	$133,327	$115,044

The Company recorded $28,629 of identifiable intangibles in connection with 2010 acquisitions. Of this total, $19,882 related to customer lists and $8,747 related to other intangible assets, primarily proprietary technology, as well as trademarks and a non-compete agreement. The customer lists will be amortized over a period of twelve to fifteen years while the other intangible assets will be amortized over lives ranging from three to ten years.
Aggregate amortization expense was $3,761 and $3,313 for the three months ended September 26, 2010 and September 27, 2009, respectively, and $9,747 and $9,377 for the nine months ended September 26, 2010 and September 27, 2009, respectively. Amortization expense on other intangible assets is expected to approximate $13,700 in 2010, $14,000 in 2011, $13,600 in 2012, $13,300 in 2013 and $12,900 in 2014.
Note 7: Fair Value Measurements
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis. The Company does not currently have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

		Fair Value Measurements at Reporting Date Using
		Quoted Market
		Prices in Active	Significant
		Market for	Other	Significant
		Identical	Observable	Unobservable
	September 26,	Assets/Liabilities	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives	$2,453	$—	$2,453	$—
Deferred Compensation Plan Assets	2,082	2,082	—	—
Liabilities:
Derivatives	$16,124	$—	$16,124	$—
Fair value measurements for the Company’s derivatives, which at September 26, 2010, consisted primarily of natural gas, aluminum, and foreign currency contracts entered into for hedging purposes, are classified under Level 2 because such measurements are determined using published market prices or estimated based on observable inputs such as interest rates, yield curves, spot and future commodity prices and spot and future exchange rates.
Certain deferred compensation plan liabilities are funded and the assets invested in various exchange traded mutual funds. These assets are measured using quoted prices in accessible active markets for identical assets.
Excluding retirement and postretirement plan assets, none of the Company’s financial assets or liabilities are measured at fair value using significant unobservable inputs. There were no significant transfers in and out of Level 1 and Level 2 fair value measurements during the three- and nine-month periods ended September 26, 2010.
Note 8: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value:

	September 26, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Notes payable and current portion of long-term debt	$112,372	$112,864	$118,053	$121,318
Long-term debt	$513,592	$582,143	$462,743	$473,573

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
Cash Flow Hedges
At September 26, 2010 and December 31, 2009, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. To the extent considered effective, the changes in fair value of these contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which the hedged item impacts earnings.
Commodity Cash Flow Hedges
The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas and aluminum. At September 26, 2010, natural gas swaps covering approximately 6.9 million MMBtus were outstanding. These contracts represent approximately 72%, 70% and 50% of anticipated U.S. and Canadian usage for the remainder of 2010, 2011 and 2012, respectively. Additionally, the Company had swap contracts covering 1.6 thousand metric tons of aluminum representing approximately 33%, 6% and 2% of anticipated usage for the remainder of 2010, 2011 and 2012, respectively. The fair values of the Company’s commodity cash flow hedges were in loss positions of $15,209 and $8,294 at September 26, 2010 and December 31, 2009, respectively. The amount of the loss included in “Accumulated other comprehensive loss” at September 26, 2010, that is expected to be reclassified to the income statement during the next twelve months is $10,533.
Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases forecasted to occur in 2010. At September 26, 2010, the net position of these contracts was to purchase 12.1 million Canadian dollars, 47.4 million Mexican pesos, 60.2 million euros, and 0.7 million British pounds, and to sell 1.3 million Australian dollars and 0.8 million New Zealand dollars. The fair value of these foreign currency cash flow hedges was $607 at September 26, 2010, and $721 at December 31, 2009. The amount of the gain included in “Accumulated other comprehensive loss” at September 26, 2010 expected to be reclassified to the income statement during the next twelve months is $570.
Interest Rate Cash Flow Hedge
During the quarter ended September 26, 2010 the Company entered into a derivative financial instrument with a notional amount of $100 million to lock the treasuries-related component of the interest rate for a portion of a contemplated capital markets debt transaction. The instrument has a term through November 3, 2010, and had a fair value of $519 at the end of the quarter.
Fair Value Hedges
During 2009, the Company entered into an interest rate derivative to swap $150,000 notional value of its 6.5% debentures due November 2013 to a floating rate. On September 21, 2010 the swap was settled prior to maturity. The Company received a cash payment for this settlement of approximately $5,900. The unamortized value of the gain, $5,600, was included with the related bond at September 26, 2010. At December 31, 2009, a decrease in carrying value of the bond of $(572) was recorded in conjunction with this swap. This gain will be amortized over the life of the debentures and netted against interest costs.
Other Derivatives
The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and existing foreign currency denominated receivables and payables. The Company does not apply hedge accounting treatment for these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur. At September 26, 2010, the net positions of these contracts were to purchase 13.0 million Canadian dollars, 1.9 million euros, 0.9 million British pounds, 10.1 billion

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Colombian pesos, and to sell 0.3 million Australian dollars. The total fair value of these hedges, all of which were short-term, was $412 at September 26, 2010, and $795 at December 31, 2009.
The following table sets forth the location and fair values of the Company’s derivative instruments at September 26, 2010:

Description	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Commodity Contracts	Other Current Assets	$478
Commodity Contracts	Other Long Term Assets	$89
Commodity Contracts	Other Current Liabilities	$11,348
Commodity Contracts	Other Long Term Liabilities	$4,428
Foreign Exchange Contracts	Other Current Assets	$865
Foreign Exchange Contracts	Other Current Liabilities	$258
Interest Rate Hedge Contract	Other Current Assets	$519
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$502
Foreign Exchange Contracts	Other Current Liabilities	$90
The following table sets forth the effect of the Company’s derivative instruments on financial performance for the three months ended September 26, 2010 and September 27, 2009:

		Location of Gain
	Amount of Gain or	or (Loss)	Amount of Gain or	Location of Gain or	Amount of Gain or
	(Loss) Recognized	Reclassified from	(Loss) Reclassified	(Loss) Recognized in	(Loss) Recognized
	in OCI on	Accumulated OCI	from Accumulated	Income on	in Income on
	Derivative	Into Income	OCI Into Income	Derivative	Derivative
Description	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Three months ended September 26, 2010

Derivatives in Cash Flow Hedging Relationships:

Foreign Exchange Contracts	$(43)	Net sales	$1,229	Selling, general and administrative	$320
		Cost of sales	$(641)

Commodity Contracts	$(7,106)	Cost of sales	$(2,103)	Cost of sales	$776

Interest Rate Swap	$519	Interest expense	$—	Interest expense	$—

Fair value hedge derivatives:

Interest Rate Swap				Interest expense	$(121)

Three months ended September 27, 2009

Derivatives in Cash Flow Hedging Relationships:

Foreign Exchange Contracts	$1,509	Net sales	$3,430	Net sales	$—

		Cost of sales	$(2,516)	Cost of sales	$—
Commodity Contracts	$(670)	Cost of sales	$(5,443)	Cost of sales	$17

Fair value hedge derivatives:

Interest Rate Swap				Interest expense	$(11)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

	Location of Gain or
Derivatives not	(Loss) Recognized
designated as hedging	in Income	Gain or (Loss)
instruments:	Statement	Recognized
Three months ended September 26, 2010

Foreign Exchange Contracts	Cost of sales	$(12)
	Selling, general and administrative	$21

Three months ended September 27, 2009

Foreign Exchange Contracts	Cost of sales	$125
	Selling, general and administrative	$397
The following table sets forth the effect of the Company’s derivative instruments on financial performance for the nine months ended September 26, 2010 and September 27, 2009:

		Location of Gain
	Amount of Gain or	or (Loss)	Amount of Gain or	Location of Gain or	Amount of Gain or
	(Loss) Recognized	Reclassified from	(Loss) Reclassified	(Loss) Recognized in	(Loss) Recognized
	in OCI on	Accumulated OCI	from Accumulated	Income on	in Income on
	Derivative	Into Income	OCI Into Income	Derivative	Derivative
Description	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Nine months ended September 26, 2010

Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$1,293	Net sales	$2,831	Selling, general and administrative	$36
		Cost of sales	$(1,327)

Commodity Contracts	$(13,828)	Cost of sales	$(7,109)	Cost of sales	$(323)

Interest Rate Swap	$519	Interest expense	$—	Interest expense	$—

Fair value hedge derivatives:

Interest Rate Swap				Interest expense	$78

Nine months ended September 27, 2009

Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$3,058	Net sales	$3,784	Net sales	$—

		Cost of sales	$(2,896)	Cost of sales	$—
Commodity Contracts	$(12,620)	Cost of sales	$(20,325)	Cost of sales	$470

Fair value hedge derivatives:

Interest Rate Swap				Interest expense	$(11)

	Location of Gain or
Derivatives not	(Loss) Recognized
designated as hedging	in Income	Gain or (Loss)
instruments:	Statement	Recognized
Nine months ended September 26, 2010

Foreign Exchange Contracts	Cost of sales	$(20)

	Selling, general and administrative	$(51)

Nine months ended September 27, 2009

Foreign Exchange Contracts	Cost of sales	$725
	Selling, general and administrative	$698

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
The components of net periodic benefit cost (income) include the following:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
Retirement Plans
Service cost	$3,763	$4,860	$14,467	$16,193
Interest cost	17,569	18,798	52,716	54,160
Expected return on plan assets	(19,202)	(14,838)	(57,659)	(43,888)
Amortization of net transition obligation	110	104	326	292
Amortization of prior service cost	43	205	102	719
Amortization of net actuarial loss	9,306	10,704	26,317	30,550
Effect of curtailment loss	—	661	—	3,005
Effect of settlement loss	—	—	—	838

Net periodic benefit cost	$11,589	$20,494	$36,269	$61,869

Retiree Health and Life Insurance Plans
Service cost	$255	$349	$840	$1,036
Interest cost	382	1,014	1,568	3,008
Expected return on plan assets	(338)	(287)	(1,021)	(852)
Amortization of prior service credit	(2,451)	(2,782)	(7,503)	(8,252)
Amortization of net actuarial loss/(gain)	(68)	831	1,097	2,466

Net periodic benefit income	$(2,220)	$(875)	$(5,019)	$(2,594)

As a result of the 2009 amendment to the U.S. defined benefit pension plans described above, the Company recognized curtailment losses totaling $3,005 in 2009. Approximately 75% of the losses are included in “Cost of sales” in the Condensed Consolidated Statements of Income; the remainder are included in “Selling, general and administrative expenses.” The closure of a paper mill in Canada in 2008 resulted in the recognition of a settlement loss of $838 in the second quarter of 2009. This charge is included in “Restructuring/Asset impairment charges” in the Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
During the nine months ended September 26, 2010, the Company made contributions of $13,522 to its defined benefit retirement and retiree health and life insurance plans. The Company anticipates that it will make additional contributions of approximately $5,350 in 2010. Funding of the Company’s U.S. qualified defined benefit pension plan is not required in 2010 due to the $100,000 voluntary contribution made in December 2009 and the Company’s ability to utilize funding credits arising from previously funding the plan in excess of minimum requirements. Although not required, the Company may make further voluntary contributions to the plan before the end of 2010. No assurances can be made, however, about funding requirements beyond 2010, as they will depend largely on actual investment returns and future actuarial assumptions.
Sonoco Investment and Retirement Plan (SIRP)
The Company recognized SIRP expense totaling $2,148 and $930 for the quarters ended September 26, 2010 and September 27, 2009, respectively, and $6,902 and $4,500 for the nine month periods ended September 26, 2010 and September 27, 2009, respectively. Contributions to the SIRP, annually funded in the first quarter, totaled $4,822 during the nine months ended September 26, 2010. No additional SIRP contributions are expected during the remainder of 2010.
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
Note 10: Income Taxes
The Company’s effective tax rate for the three- and nine-month periods ending September 26, 2010 was 27.6% and 29.6%, respectively, and its effective tax rate for the three- and nine-month periods ending September 27, 2009 was 25.1% and 29.0%, respectively. The quarterly and year-to-date rates for both years varied from the U.S. statutory rate due primarily to state income taxes, the favorable effects of international operations that are subject to tax rates generally lower than the U.S. rate, the favorable effect of the U.S. federal manufacturer’s deduction, and the decrease in our reserve for uncertain tax positions due to the expiration of statutes of limitations. These favorable benefits were partially offset by the unfavorable effects of state taxes and other U.S. tax adjustments.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examination by tax authorities for years before 2007. With few exceptions, the Company is no longer subject to examination prior to 2005 with respect to U.S. state and local and non-U.S. income taxes.
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
Effective July 1, 2009, changes to the Codification are communicated through an Accounting Standards Update (ASU). As of October 25, 2010, the FASB has issued ASUs 2010-01 through 2010-25. The Company has reviewed each ASU and determined that none will have a material impact on the Company’s financial statements.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
FINANCIAL SEGMENT INFORMATION

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
Net Sales:
Consumer Packaging	$436,556	$398,800	$1,210,673	$1,129,892
Tubes and Cores/Paper	412,279	346,360	1,197,793	958,091
Packaging Services	112,373	113,317	338,045	301,295
All Other Sonoco	90,517	72,083	250,463	206,142

Consolidated	$1,051,725	$930,560	$2,996,974	$2,595,420

Intersegment Sales:
Consumer Packaging	$709	$369	$1,836	$1,467
Tubes and Cores/Paper	23,024	20,306	67,841	56,999
Packaging Services	315	239	831	910
All Other Sonoco	12,159	10,405	33,338	27,810

Consolidated	$36,207	$31,319	$103,846	$87,186

Income Before Income Taxes:
Operating Profit
Consumer Packaging	$44,779	$42,645	$132,571	$121,166
Tubes and Cores/Paper	37,849	21,448	96,272	48,433
Packaging Services	1,907	5,433	10,554	6,994
All Other Sonoco	12,516	5,445	30,161	17,987
Restructuring/Asset impairment charges	(12,166)	(158)	(18,624)	(17,754)
Interest, net	(8,444)	(9,401)	(25,439)	(29,103)

Consolidated	$76,441	$65,412	$225,495	$147,723

Prior year results have been adjusted for the reclassification between segments of a small global brand artwork management business that was previously included in the Packaging Services segment. The impact of this reclassification on the three and nine months ended September 27, 2009, was to transfer $3,894 and $10,282 of net sales and $596 and $814 of operating profit, respectively, from the Packaging Services segment to the Consumer Packaging segment.
Note 13: Commitments and Contingencies
The Company is a party to various legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. The Company is also currently a defendant in a class action by persons who bought Company stock between February 7, 2007 and September 18, 2007. The complaint, as amended, alleges that the Company issued press releases and made public statements during the class period that were materially false and misleading. The complaint seeks an unspecified amount of damages plus interest and attorneys’ fees. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings. Some of these exposures have the potential to be material. Information with respect to these and other exposures appears in Part II — Item 8 — “Financial Statements and Supplementary Data” (Note 14 — “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K. The Company cannot currently estimate the final outcome of many of the items described or the ultimate amount of potential losses.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Environmental Matters
During the fourth quarter of 2005, the U. S. Environmental Protection Agency (EPA) notified U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, that U.S. Mills and NCR Corporation (NCR), an unrelated party, would be jointly held responsible to undertake a program to remove and dispose of certain PCB-contaminated sediments at a particular site on the lower Fox River in Wisconsin (the “Site”). U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation. The Company has expensed a total of $17,650 for its estimated share of the total cleanup cost of the Site, and through September 26, 2010, has spent a total of $14,467. The Company currently estimates that its share of future related costs may amount to between $1,900 and $4,900. However, the actual costs associated with cleanup of the Site are dependent upon many factors and it is possible that remediation costs could be higher than the current estimate of project costs. The Company acquired U.S. Mills in 2001, and the alleged contamination predates the acquisition.
The EPA and Wisconsin Department of Natural Resources (WDNR) have also issued a general notice of potential liability under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and a request to participate in remedial action implementation negotiations relating to a stretch of the lower Fox River, including the bay at Green Bay, (Operating Units 2 – 5) to eight potentially responsible parties, including U.S. Mills. Operating Units 2 – 5 include, but also comprise a vastly larger area than, the Site. A detailed description of the claims and proceedings associated therewith appears in Part II — Item 8 — “Financial Statements and Supplementary Data” (Note 14 — “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K.
On October 14, 2010, the EPA and WDNR filed suit against NCR, API, U.S. Mills and nine other defendants in the United States District Court for the Eastern District of Wisconsin (No. 10-CV-00910-WCG) pursuant to Sections 106 and 107 of CERCLA. The plaintiffs seek to recover unreimbursed costs incurred for activities undertaken in response to the release and threatened release of hazardous substances from facilities at or near the Lower Fox River and Green Bay as well as damages for injury to, loss of, and destruction of natural resources resulting from such releases. The plaintiffs also seek a ruling that the defendants are liable for future response costs of the plaintiffs and requiring the defendants to comply with the unilateral Administrative Order for Remedial Action discussed in prior filings. The Company does not believe that the remedies sought in the suit materially expand the Company’s potential liability beyond what has been disclosed in this report or in the Company’s prior filings. U.S. Mills plans to defend the suit vigorously.
Since 2007, U.S. Mills has expensed a total of $60,825 for potential liabilities associated with the Fox River contamination (not including amounts expensed for remediation at the Site) and through September 26, 2010, has spent a total of $5,083, primarily on legal fees. Although the Company lacks a reasonable basis for identifying any amount within the range of possible loss as a better estimate than any other amount, as has previously been disclosed, the upper end of the range may exceed the net worth of U.S. Mills. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $84,000 at September 26, 2010.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
As of September 26, 2010 and December 31, 2009, the Company (and its subsidiaries) had accrued $58,925 and $63,800, respectively, related to environmental contingencies. Of these, a total of $58,925 and $60,414 relate to U.S. Mills at September 26, 2010 and December 31, 2009, respectively. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. U.S. Mills recognized a $40,825 benefit in 2008 from settlements reached and proceeds received on certain insurance policies covering the Fox River contamination. U.S. Mills’ two remaining insurance carriers are in liquidation. It is possible that U.S. Mills may recover from these carriers a small portion of the costs it ultimately incurs. U.S. Mills may also be able to reallocate some of the costs it incurs among other parties. There can be no assurance that such claims for recovery or reallocation would be successful and no amounts have been recognized in the consolidated financial statements of the Company for such potential recovery or reallocation.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Directors of Sonoco Products Company:
We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of September 26, 2010, and the related condensed consolidated statements of income for the three- and nine-month periods ended September 26, 2010 and September 27, 2009 and the condensed consolidated statements of cash flows for each of the nine-month periods ended September 26, 2010 and September 27, 2009. These interim financial statements are the responsibility of the Company’s management.
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
October 25, 2010

SONOCO PRODUCTS COMPANY
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Statements included in this report that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The words “estimate,” “project,” “intend,” “expect,” “believe,” “consider,” “plan,” “anticipate,” “objective,” “goal,” “guidance,” “outlook,” “forecast,” “future,” “will,” “would” and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding offsetting high raw material costs; improved productivity and cost containment; adequacy of income tax provisions; refinancing of debt; adequacy of cash flows; anticipated amounts and uses of cash flows; effects of acquisitions and dispositions; adequacy of provisions for environmental liabilities; financial strategies and the results expected from them; continued payments of dividends; stock repurchases; producing improvements in earnings, financial results for future periods, and creation of long-term value for shareholders. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, expectations, beliefs, plans, strategies and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, without limitation:
•	Availability and pricing of raw materials;

•	Success of new product development and introduction;

•	Ability to maintain or increase productivity levels and contain or reduce costs;

•	International, national and local economic and market conditions;

•	Availability of credit to us, our customers and/or our suppliers in needed amounts and/or on reasonable terms;

•	Fluctuations in obligations and earnings of pension and postretirement benefit plans;

•	Pricing pressures, demand for products, and ability to maintain market share;

•	Continued strength of our paperboard-based tubes and cores and composite can operations;

•	Anticipated results of restructuring activities;

•	Resolution of income tax contingencies;

•	Ability to successfully integrate newly acquired businesses into the Company’s operations;

•	Ability to win new business, retain existing business, and/or identify and successfully close suitable acquisitions at the levels needed to meet growth targets;

•	Rate of growth in foreign markets;

•	Foreign currency, interest rate and commodity price risk and the effectiveness of related hedges;

•	Actions of government agencies and changes in laws and regulations affecting the Company;

•	Liability for and anticipated costs of environmental remediation actions;

•	Ability to improve operating results in reporting units facing potential goodwill impairment;

•	Loss of consumer or investor confidence; and

•	Economic disruptions resulting from terrorist activities.
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
Sonoco competes in multiple product categories with the majority of its operations organized and reported in three segments: Consumer Packaging, Tubes and Cores/Paper, and Packaging Services. Various other operations are reported as “All Other Sonoco.” The majority of the Company’s revenues are from products and services sold to consumer and industrial products companies for use in the packaging of their products for sale or shipment. The Company also manufactures paperboard, primarily from recycled materials, for both internal use and open market sale. Each of the Company’s operating units has its own sales staff and maintains direct sales relationships with its customers.
Third Quarter 2010 Compared with Third Quarter 2009
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

	For the three months ended September 26, 2010
		Restructuring/
		Asset	Acquisition
Dollars in millions, except per share data	GAAP	Impairment	Costs	Base

Income before interest and income taxes	$84.9	$12.2	$1.5	$98.6
Interest expense, net	8.5			8.5

Income before income taxes	76.4	12.2	1.5	90.1
Provision for income taxes	21.1	5.2	0.4	26.7

Income before equity in earnings of affiliates	55.3	7.0	1.1	63.4
Equity in earnings of affiliates, net of tax	3.9	(0.2)		3.7

Net income	59.2	6.8	1.1	67.1
Net (income)/loss attributable to noncontrolling interests	(0.2)	0.1		(0.1)

Net income attributable to Sonoco	$59.0	$6.9	$1.1	$67.0

Per common share	$0.57	$0.07	$0.01	$0.65

	For the three months ended September 27, 2009
		Restructuring/
		Asset
Dollars in millions, except per share data	GAAP	Impairment	Base

Income before interest and income taxes	$74.8	$0.2	$75.0
Interest expense, net	9.4		9.4

Income before income taxes	65.4	0.2	65.6
Provision for income taxes	16.4		16.4

Income before equity in earnings of affiliates	49.0	0.2	49.2
Equity in earnings of affiliates, net of tax	2.4		2.4

Net income	51.4	0.2	51.6
Net (income)/loss attributable to noncontrolling interests	(3.7)	3.0	(0.7)

Net income attributable to Sonoco	$47.7	$3.2	$50.9

Per common share	$0.47	$0.03	$0.50

SONOCO PRODUCTS COMPANY
RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended September 26, 2010 versus the three months ended September 27, 2009.
OVERVIEW
Net sales for the third quarter were $1,052 million, compared with $931 million in the same period in 2009. This 13% sales increase was due to improved volumes, primarily in industrial markets, higher selling prices and sales of corrugating medium previously produced under a cost-plus agreement. These favorable factors were partially offset by an unfavorable impact of foreign currency exchange. Significantly higher market prices for old corrugated containers (OCC) resulted in higher selling prices in our recovered paper, paperboard and tubes and cores businesses. Gross profit margins for the third quarter increased to 19.0% compared to last year’s 18.6%. Margins were favorably impacted by higher volume, as well as productivity initiatives and decreased pension expenses. Net income attributable to Sonoco for the third quarter of 2010 was $59.0 million compared to $47.7 million reported for the same period of 2009. 2010 earnings include $6.9 million of after-tax asset impairment and restructuring charges, along with $1.1 million of after-tax acquisition related expenses. 2009 results included after-tax restructuring charges of $3.2 million. Third quarter 2010 base earnings were $67.0 million ($.65 per diluted share) versus $50.9 million ($.50 per diluted share) in 2009.
Much of the quarter’s year-over-year improvement came from the Company’s Industrial-focused businesses which continued to rebound strongly from last year’s recession-impacted results. Operating profits in the Tube and Core/Paper segment experienced a 76 percent improvement and the industrial-related businesses within All Other Sonoco reported a more than 100 percent year-over-year improvement. A majority of the Company’s industrial-focused businesses experienced strong volume and benefited from solid productivity improvements. The Consumer Packaging segment recorded year-over-year gains in operating profits due primarily to productivity improvements and the acquisition of Associated Packaging Technologies, Inc. (APT). However, results declined in the Packaging Services segment due to lost business in point-of-purchase displays and fulfillment, which were only partially offset by productivity improvements.
OPERATING REVENUE
Net sales for the third quarter of 2010 were $1,052 million, compared to $931 million for the third quarter of 2009, an increase of $121 million.
The components of the sales change were:

($ in millions)

Selling Prices	$39
Acquisitions (net of divestitures)	36
Volume/Mix	34
Foreign Currency Translation	(6)
Corrugating Medium/Other	18

Total Sales Increase	$121

Volume/mix accounted for a 4% increase in sales from 2009 levels as most of the Company’s reporting segments experienced volume improvements across most geographic regions, with the greatest volume increases occurring in businesses serving industrial markets, which tend to be more economically sensitive and were most severely impacted during the recession. The vast majority of the increase attributable to selling prices was due to the pass through of higher OCC costs. The acquisition of APT at the beginning of the third quarter of 2010 also contributed to the sales increase. The impact of the strength of the dollar against most other currencies, relative to last year’s third quarter levels, resulted in a slight reduction in reported sales. The Company’s corrugating medium was previously produced under a cost plus arrangement, which expired at December 31, 2009. Under this arrangement, the Company only recorded a net production fee. Beginning in 2010, corrugating medium is being sold on the open market, resulting in an increase in both reported sales and cost of sales.

SONOCO PRODUCTS COMPANY
COSTS AND EXPENSES
Cost of sales in the third quarter of 2010 was higher year over year primarily due to the increases in volume discussed above. Significantly higher prices, including OCC, paid for recovered paper increased costs in our converted paper operations, while higher resin costs negatively impacted results in the plastics operations. Pension and postretirement expenses showed a $9.0 million improvement in the third quarter, most of which is reflected in cost of sales. The current year improvement is due to the partial recovery in the value of pension plan assets during 2009, and the impact of the $100 million voluntary contribution made to the U.S. qualified pension plan in December 2009. The combination of productivity initiatives, volume-driven manufacturing efficiencies and lower pension costs more than offset the material cost increases, resulting in an improvement in the gross profit percentage from 18.6% to 19.0%.
Selling, general and administrative costs were higher in the third quarter of 2010 due primarily to the impact of the APT acquisition made at the beginning of the third quarter of 2010 and its related acquisition costs.
Restructuring and asset impairment charges totaled $12.2 million and $0.2 million for the third quarters of 2010 and 2009, respectively. The current year quarter includes asset impairment charges taken in the Company’s Flexible Packaging business unit after it was advised by one of its customers that its current contract to provide certain packaging would not be renewed in its entirety. According to the customer, the business loss will be phased out over the next two years. The expected loss of business will not impact current year sales. Additional information regarding restructuring actions and impairments is provided in Note 4 to the Company’s Unaudited Condensed Consolidated Financial Statements.
Net interest expense for the third quarter of 2010 decreased to $8.5 million, compared with $9.4 million during the same period in 2009. The decrease was due to lower interest rates.
This year’s third quarter effective tax rate was 27.6% up from the 25.1% rate reflected in the 2009 third quarter; the effective tax rate on base earnings increased from 25.1% in the third quarter of 2009 to 29.6% in 2010. Each year’s third quarter effective rate is lower than its respective year-to-date rate reflecting the release of reserves for uncertain tax positions due to expirations of statutes of limitation. The third quarter 2009 effective tax rate benefited to a greater degree from the mix of U.S. and foreign income and the federal manufacturing deduction than did the third quarter 2010 rate.
The Company has operations in Venezuela that, beginning January 1, 2010, are accounted for as hyperinflationary. These operations have annual sales of approximately $8 million and net assets of approximately $2 million. Accounting for these operations as hyperinflationary did not have a material effect on the Company’s financial statements during the quarter or the nine-month period ended September 26, 2010.
REPORTABLE SEGMENTS
The following table recaps net sales for the third quarter of 2010 and 2009 ($ in thousands):

	Three Months Ended
	September 26, 2010	September 27, 2009	% Change
Net sales:
Consumer Packaging	$436,556	$398,800	9.5%
Tubes and Cores/ Paper	412,279	346,360	19.0%
Packaging Services	112,373	113,317	(0.8)%
All Other Sonoco	90,517	72,083	25.6%

Consolidated	$1,051,725	$930,560	13.0%

SONOCO PRODUCTS COMPANY
Consolidated operating profits, also referred to as “Income before income taxes” on the Company’s Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Three Months Ended
	September 26, 2010	September 27, 2009	% Change
Income before income taxes:
Segment operating profit
Consumer Packaging	$44,779	$42,645	5.0%
Tubes and Cores/ Paper	37,849	21,448	76.5%
Packaging Services	1,907	5,433	(64.9)%
All Other Sonoco	12,516	5,445	129.9%
Restructuring/Asset impairment charges	(12,166)	(158)	(7,600)%
Interest, net	(8,444)	(9,401)	10.2%

Consolidated	$76,441	$65,412	16.9%

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
The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the third quarter of 2010 and 2009 ($ in thousands):

	Three Months Ended
	September 26, 2010	September 27, 2009
Restructuring/Asset impairment charges:
Consumer Packaging	$12,677	$831
Tubes and Cores/ Paper	(891)	(1,746)
Packaging Services	148	376
All Other Sonoco	197	50
Corporate	35	647

Total	$12,166	$158

Consumer Packaging
Sonoco’s Consumer Packaging segment includes the following products and services: round and shaped rigid containers and trays (both composite and plastic); printed flexible packaging; metal and peelable membrane ends and closures; and brand artwork management.
Third quarter 2010 sales for the segment were $437 million, compared with $399 million in the same period in 2009. This 9 percent increase during the third quarter was due primarily to the previously mentioned acquisition of APT.
Segment operating profit was $44.8 million in the third quarter, compared with $42.6 million in the same period in 2009, an increase of 5%. The segment benefited from the APT acquisition, lower pension costs, higher selling prices and productivity improvements. These improvements were partially offset by higher labor, freight and other costs.
Tubes and Cores/Paper
The Tubes and Cores/Paper segment includes the following products: high-performance paper and composite paperboard tubes and cores; fiber-based construction tubes and forms; recycled paperboard, linerboard, corrugating medium, recovered paper and other recycled materials.
Third quarter 2010 sales for the segment were $412 million, compared with $346 million in the same period in 2009. The 19 percent increase in segment sales was due largely to increased selling prices, volume improvement in global industrial converted products and paperboard and the addition of sales of corrugating medium, partially offset by the

SONOCO PRODUCTS COMPANY
negative impact of foreign currency translation. The year-over-year increase in selling prices was primarily a result of higher selling prices for OCC, which had a favorable impact on sales of recovered paper, paperboard and tubes and cores.
Operating profit for this segment was $37.8 million, compared with $21.4 million in 2009. This 76 percent improvement during the quarter was due to global volume growth, lower pension costs and productivity improvements.
Packaging Services
The Packaging Services segment includes the following products and services: designing, manufacturing, assembling, packing and distributing temporary, semipermanent and permanent point-of-purchase displays; and supply chain management services, including contract packing, fulfillment and scalable service centers.
Third quarter 2010 sales for this segment were $112 million, compared with $113 million in the same period in 2009, as higher volume was offset by the negative impact of foreign currency translation and lower sales prices. Management expects business in this segment to continue at current levels for the balance of the year, reflecting the events discussed in “Other Items” below.
Segment operating profit was $1.9 million, compared with $5.4 million in 2009. This operating profit decline was a result of lower selling prices and a negative mix of business, only partially offset by productivity improvements.
All Other Sonoco
All Other Sonoco includes businesses that are not aggregated in a reportable segment and includes the following products: wooden, metal and composite wire and cable reels and spools, molded and extruded plastics, custom-designed protective packaging and paper amenities such as coasters and glass covers.
Third quarter 2010 sales in All Other Sonoco were $91 million, compared with $72 million reported in the same period in 2009, a 26 percent increase. This improvement was due to volume gains in molded plastics, protective packaging and reels and spools, along with acquisition sales and higher selling prices.
Operating profit for the quarter was $12.5 million, compared with $5.4 million in 2009, an improvement of 130% as a result of strong volume and productivity gains in all businesses. These favorable factors were partially offset by higher raw material costs, which were not covered by higher selling prices.
Nine Months Ended September 26, 2010 Compared with Nine Months Ended September 27, 2009
RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures for each of the periods presented.

	For the nine months ended September 26, 2010
		Restructuring/
		Asset	Acquisition
Dollars in millions, except per share data	GAAP	Impairment	Costs	Base

Income before interest and income taxes	$250.9	$18.6	$1.5	$271.0
Interest expense, net	25.4			25.4

Income before income taxes	225.5	18.6	1.5	245.6
Provision for income taxes	66.9	7.8	0.4	75.1

Income before equity in earnings of affiliates	158.6	10.8	1.1	170.5
Equity in earnings of affiliates, net of tax	8.1	0.1		8.2

Net income	166.7	10.9	1.1	178.7
Net (income)/loss attributable to noncontrolling interests	(0.2)	0.1		(0.1)

Net income attributable to Sonoco	$166.5	$11.0	$1.1	$178.6

Per common share	$1.63	$0.11	$0.01	$1.75

SONOCO PRODUCTS COMPANY

	For the nine months ended September 27, 2009
		Restructuring/
		Asset
Dollars in millions, except per share data	GAAP	Impairment	Base

Income before interest and income taxes	$176.8	$17.8	$194.6
Interest expense, net	29.1		29.1

Income before income taxes	147.7	17.8	165.5
Provision for income taxes	42.9	5.4	48.3

Income before equity in earnings of affiliates	104.8	12.4	117.2
Equity in earnings of affiliates, net of tax	3.3	0.4	3.7

Net income	108.1	12.8	120.9
Net (income)/loss attributable to noncontrolling interests	(3.7)	3.8	0.1

Net income attributable to Sonoco	$104.4	$16.6	$121.0

Per common share	$1.03	$0.17	$1.20

RESULTS OF OPERATIONS
The following discussion provides a review of results for the nine months ended September 26, 2010 versus the nine months ended September 27, 2009.
OVERVIEW
Net sales for the first nine months of 2010 were $2,997 million, compared with $2,595 million in the same period in 2009. The 15% increase was due to improved companywide volumes, higher selling prices, sales of corrugating medium previously produced under a cost-plus agreement, acquisition sales and the favorable impact of foreign currency exchange. Higher market prices for OCC resulted in higher selling prices in our recovered paper, paperboard and tubes and cores businesses. Gross profit margins for the first nine months of 2010 increased to 18.9% compared to last year’s 18.2%. Margins were favorably impacted by higher volume, as well as productivity initiatives and decreased pension expenses, partially offset by an unfavorable price/cost relationship, principally due to the sharp rise in OCC prices during the first quarter of 2010. Net income attributable to Sonoco for the first nine months of 2010 was $166.5 million compared to $104.4 million reported for the same period of 2009. Current year earnings include $11.0 million after-tax restructuring and asset impairment charges, along with $1.1 million after-tax of acquisition related costs. 2009 results were impacted by after-tax restructuring charges of $16.6 million. Year-to-date 2010 base earnings were $178.6 million ($1.75 per diluted share) versus $121.0 million ($1.20 per diluted share) in 2009.
Sales volume was up throughout the Company compared to 2009’s first nine months, but most notably in those businesses serving industrial markets. During the first quarter of 2010, OCC prices rose rapidly, but due to contract limitations for much of its business, the Company was unable to reset sales prices to reflect these higher costs until the beginning of the second quarter. As OCC prices have stabilized during the last six months at a rate lower than that in the first quarter, the Company has not been able to offset the shortfall from the first quarter. Similarly, but to a much lower extent, the Company has been unable to recover the negative impact of higher resin costs, resulting in an overall unfavorable price/cost relationship for the Company. These negative impacts to earnings were more than offset by volume growth, lower year-over-year pension costs, and strong productivity.
OPERATING REVENUE
Net sales for the first nine months of 2010 were $2,997 million, compared to $2,595 million for the first nine months of 2009, an increase of $402 million.
The components of the sales change were:

($ in millions)

Volume/Mix	$182
Selling Prices	99
Foreign Currency Translation	43
Acquisitions (net of dispositions)	35
Corrugating Medium/Other	43

Total Sales Increase	$402

SONOCO PRODUCTS COMPANY
Volume/mix accounted for a 7% increase in sales from 2009 levels as each of the Company’s reporting segments experienced volume improvements across most geographic regions, with the greatest volume increases occurring in businesses serving industrial markets. Compared to the first nine months of 2009, the Tubes and Cores/Paper segment realized significantly higher selling prices, primarily as a result of the increase in OCC prices discussed above. The impact of a weaker dollar also contributed to the Company’s overall sales increase.
COSTS AND EXPENSES
Cost of sales in the first nine months of 2010 was higher year over year primarily due to the increases in volume and higher OCC prices discussed above. Significantly higher prices paid for recovered paper increased costs in our converted paper operations, while higher resin costs negatively impacted results in the plastics operations. Pension and postretirement expenses showed a $24.8 million improvement in the first nine months of 2010, most of which is reflected in cost of sales. The current year improvement is due to a partial recovery in the value of pension plan assets during 2009 and the impact of the $100 million voluntary contribution made to the U.S. qualified pension plan in December 2009. The combination of productivity initiatives, volume-driven manufacturing efficiencies and lower pension costs more than offset the material cost increases, resulting in an improvement in the gross profit percentage from 18.2% to 18.9%.
Selling, general and administrative costs were higher in the first nine months of 2010 due primarily to higher incentive compensation expenses, reflecting an improved performance against incentive targets compared to last year and the impact of the APT acquisition made at the beginning of the third quarter of 2010.
Restructuring and asset impairment charges totaled $18.6 million and $17.8 million for the first nine months of 2010 and 2009, respectively. Additional information regarding restructuring actions and impairments is provided in Note 4 to the Company’s Unaudited Condensed Consolidated Financial Statements.
Net interest expense for the first nine months of 2010 decreased to $25.4 million, compared with $29.1 million during the same period in 2009. The decrease was due to lower debt levels and lower interest rates.
This year’s first nine months effective tax rate was 29.6%, compared to the 29.0% rate recorded in the same period of 2009. The effective tax rate on base earnings increased to 30.6% in the first nine months of 2010 from 29.2% in the same period last year.
REPORTABLE SEGMENTS
The following table recaps net sales for the first nine months of 2010 and 2009 ($ in thousands):

	Nine Months Ended
	September 26, 2010	September 27, 2009	% Change
Net sales:
Consumer Packaging	$1,210,673	$1,129,892	7.1%
Tubes and Cores/ Paper	1,197,793	958,091	25.0%
Packaging Services	338,045	301,295	12.2%
All Other Sonoco	250,463	206,142	21.5%

Consolidated	$2,996,974	$2,595,420	15.5%

SONOCO PRODUCTS COMPANY
Consolidated operating profits, also referred to as “Income before income taxes” on the Company’s Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Nine Months Ended
	September 26, 2010	September 27, 2009	% Change
Income before income taxes:
Segment operating profit
Consumer Packaging	$132,571	$121,166	9.4%
Tubes and Cores/ Paper	96,272	48,433	98.8%
Packaging Services	10,554	6,994	50.9%
All Other Sonoco	30,161	17,987	67.7%
Restructuring/Asset impairment charges	(18,624)	(17,754)	(4.9)%
Interest, net	(25,439)	(29,103)	12.6%

Consolidated	$225,495	$147,723	52.7%

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the first nine months of 2010 and 2009 ($ in thousands):

	Nine Months Ended
	September 26, 2010	September 27, 2009
Restructuring/Asset impairment charges:
Consumer Packaging	$14,437	$2,083
Tubes and Cores/ Paper	1,102	12,531
Packaging Services	1,663	1,064
All Other Sonoco	1,115	1,312
Corporate	307	764

Total	$18,624	$17,754

Consumer Packaging
Segment sales for the first nine months of 2010 were $1,211 million, compared with $1,130 million in the same period in 2009, a 7% increase. Volume increases totaled 1.9%, with most of the improvements coming in rigid plastic containers, metal ends and flexible packaging. The balance of the sales gain was due to the impact of the APT acquisition and favorable foreign currency translation.
Segment operating profit was $132.6 million in the first nine months of 2010, compared with $121.2 million in the same period in 2009, an increase of 9.4%. Productivity improvements and volume growth were only partially offset by higher raw material, labor, freight and other costs.
Tubes and Cores/Paper
Year-to-date sales through September 2010 were $1,198 million, compared with $958 million in the same period last year. The 25% increase in segment sales was due largely to increased selling prices, an improvement in volume throughout the segment, the addition of corrugating medium sales which increased year-over-year revenue by $48 million, and the favorable impact of foreign currency translation. The principal reason behind the increased selling prices was higher OCC prices, which, in turn, had a favorable impact on prices received for recovered paper, paperboard and tubes and cores.
Operating profit for this segment was $96.3 million, compared with $48.4 million in 2009. Operating profit for the segment improved significantly during the first nine months of 2010 due to global volume growth and productivity improvements, partially offset by an unfavorable price/cost relationship and higher costs for labor, freight and other costs.

SONOCO PRODUCTS COMPANY
Packaging Services
Segment sales for the first nine months of 2010 were $338 million, compared with $301 million in the same period last year. The 12% improvement in sales was due primarily to improved volume and to a lesser extent, favorable foreign currency translation. These favorable factors were partially offset by slightly lower selling prices.
Segment operating profit was $10.6 million, compared with $7.0 million in 2009. This increase was a result of volume improvements and productivity, partially offset by lower selling prices and an unfavorable change in the mix of business.
All Other Sonoco
Year-to-date sales through September 2010 in All Other Sonoco were $250 million, compared with $206 million reported in the same period in 2009. This 22% increase was due to volume gains in molded plastics, protective packaging, and reels and spools, along with sales from acquisitions made earlier in 2010.
Operating profit for the quarter was $30.2 million, compared with $18.0 million in 2009. Operating profit increased as a result of volume and productivity gains in nearly all businesses. These favorable factors were partially offset by rising resin, paper and wood costs.
OTHER ITEMS
The Company completed its most recent annual goodwill impairment testing during the third quarter of 2010. Based on the results of its evaluation, the Company concluded that there was no impairment of goodwill for any of its reporting units. For testing purposes, the fair values of the Company’s reporting units were estimated using a discounted cash flow model based on projections of future years’ operating results and associated cash flows, together with comparable trading and transaction multiples. The Company’s model discounts future cash flows, forecasted over a ten-year period, with an estimated residual growth rate. The Company’s projections incorporated management’s best estimates of the expected future results, which include expectations related to new business, and, where applicable, improved operating margins. Future cash flows were discounted to present value using a discount rate commensurate with the risks inherent in the cash flows. Should forecasted growth and/or margin improvement not materialize, or if the Company’s assessments of the relevant facts and circumstances change, noncash impairment charges may be required in the future, depending on the reporting unit. In management’s opinion, should actual results fall short of projections, the reporting units with significant goodwill having the greatest risk of future impairment include Tubes & Cores/Paper — Europe, Matrix Packaging, Flexible Packaging, Packaging Services, and Rigid Paper Containers — Australia/New Zealand. Total goodwill associated with these reporting units was approximately $102 million, $128 million, $92 million, $150 million, and $6 million, respectively at September 26, 2010.
Matrix Packaging manufactures blow-molded plastic containers primarily for use in nonfood applications. Matrix Packaging was acquired in May 2007 to be a growth platform for the Company and to expand the Company’s operations into the health and beauty market. Since that time, the Company has continued to invest significantly in the business and projections for this reporting unit reflect management’s expectations for revenue growth as well as improvements in operating margins. Sales growth is expected to be driven by new business from key nonfood customers and expansion into more food-based applications. Should the sales growth and margin improvements not materialize, goodwill impairment charges may be incurred. In the annual evaluation of goodwill impairment, the estimated fair value of Matrix Packaging exceeded its carrying value by approximately 20%.
Tubes and Cores/Paper- Europe manufactures tubes and cores, using internally produced recycled paperboard, for sale to a variety of industrial industries throughout Europe. Any paperboard not used internally is sold to third parties. While this unit was hard-hit by the global recession, volume has rebounded to within approximately 5% of pre-recession levels. Margins, however, remain below those levels as selling prices have not kept pace with cost increases. Management believes that sales will return to pre-recession levels over the next one to two years with growth coming from Western Europe as well as certain eastern European countries, such as Russia, Estonia and Poland. Margins are also expected to slowly increase from current levels on a recovery in the price/cost relationship and productivity improvements. In the annual evaluation of goodwill impairment, the estimated fair value of Tubes and Cores/Paper — Europe exceeded its carrying value by approximately 40%.

SONOCO PRODUCTS COMPANY
As previously reported, the Company’s Packaging Services segment lost approximately $45 million of annualized sales volume resulting from bidding activity conducted by a major customer in the fourth quarter of 2009. The loss of this business began in the second quarter of 2010 and has now been essentially transitioned. Further, another of the segment’s customers notified the Company in late 2009 of its decision to consolidate its business with another vendor. While this decision will not impact the current year, and the timing of this transition is still uncertain, it is expected to result in an annual sales reduction of approximately $35 million by 2012. Although only relatively modest revenue growth would be required to avoid potential impairment, based on its evaluation of future projects and other opportunities, management expects new business over the next two to three years to fully offset these lost sales. Should sales growth not materialize, goodwill impairment charges may be incurred. In the annual evaluation of goodwill impairment, the estimated fair value of Packaging Services, which is its own reporting unit for goodwill testing purposes, exceeded its carrying value by approximately 29%.
The Company has been advised by one of its Flexible Packaging customers that its current contract to provide certain packaging will not be renewed in its entirety. According to the customer, the business will be phased out over the next two years. The transition is not expected to impact current year sales or base earnings. As a result, in the third quarter of 2010 the Company recorded a non-cash asset impairment charge of approximately $12.6 million on certain long-lived assets within the affected operations. The expected loss of business was reflected in the Company’s evaluation of goodwill. Although no impairment of goodwill was deemed necessary, management’s projections reflect the expectation that these lost sales will be replaced by new business in approximately the same time frame over which they are lost, and that operating margins will benefit from improved manufacturing productivity and overhead cost management. Should the sales growth not materialize, and/or the operating margins not benefit to the extent expected, goodwill impairment charges may be incurred. In its evaluation of goodwill impairment, management estimated that the fair value of the Flexible Packaging unit exceeded its carrying value by approximately 27%.
Financial Position, Liquidity and Capital Resources
The Company’s financial position remained strong during the first nine months of 2010. Cash flows from operations totaled $260.6 million in the first nine months of 2010, compared with $357.8 million in the same period last year. Although year-over-year earnings were higher, the benefit to operating cash flow was offset by an increase in net working capital driven by higher levels of business activity. In addition, prior year cash flows benefited from the collection of prepaid tax balances generated by the sharp economic downturn in late 2008, while in the current year estimated tax payments have exceeded the currently estimated tax provision due to recent tax law changes and the jurisdictional mix of earnings. Operating cash flows are expected to remain strong during the remainder of 2010.
During the first nine months of 2010, the Company utilized cash from operations and additional borrowings to fund capital expenditures of $101.2 million, pay dividends of $83.4 million, and fund acquisitions totaling $134.3 million. The Company’s outstanding debt increased by $45.2 million, including the effects of the interest rate swap, to $626.0 million at September 26, 2010. Cash and cash equivalents decreased from $185.2 million at December 31, 2009, to $168.7 million at September 26, 2010.
On June 29, 2010, the Company completed the acquisition of Associated Packaging Technologies, Inc. (APT), a supplier of containers to the frozen food industry, for a cash purchase price of approximately $120 million. During the first nine months of 2010 the Company made two other smaller acquisitions at a combined cash purchase price of $14.3 million. All of these acquisitions were made using cash on hand and existing available credit.
The Company anticipates capital spending for the fourth quarter and full year of 2010 to be approximately $50 million and $150 million, respectively. The Company expects to be able to fund this investing activity using some combination of cash on hand, cash generated from operations, and financing with existing available credit.
At September 26, 2010, $43.0 million was outstanding under the Company’s $500 million commercial paper program. The commercial paper program was fully supported by a bank credit facility provided by a syndicate of banks that was committed until May 2011. On October 18, 2010, this facility was replaced by a new $350 million five-year agreement with a syndicate of eight banks.
Certain of the Company’s debt agreements, including its new credit facility, impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant required the Company to

SONOCO PRODUCTS COMPANY
maintain a minimum level of net worth, as defined. As of September 26, 2010, the Company’s defined net worth was approximately $507 million above the minimum level required under this covenant.
The Company’s $100 million, 6.75% debentures become due in November 2010. The Company expects to be able to satisfy these obligations using some combination of cash on hand, cash generated from operations, and refinancing with existing available credit.
Funding of the Company’s U.S. qualified defined benefit pension plan is not required in 2010 due to the $100 million voluntary contribution made in December 2009 and the Company’s ability to utilize funding credits from having previously funded the plan in excess of minimum requirements. Although not required, the Company may make further voluntary contributions to the plan before the end of 2010. Contributions to the Company’s other pension and postretirement plans are expected to total approximately $24 million during 2010. Funding of the U.S. qualified defined benefit pension plan is not expected to be required until 2012; however, future funding requirements will depend largely on actual investment returns and future actuarial assumptions.
Certain assets and liabilities are reported in the Company’s financial statements at fair value, the fluctuation of which can impact the Company’s financial position and results of operations. Items reported by the Company on a recurring basis at fair value include derivative contracts and deferred compensation related assets. The valuation of the vast majority of these items is based either on quoted prices in active and accessible markets or on other observable inputs.
At September 26, 2010, the Company had commodity contracts outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. The total net fair market value of these instruments was an unfavorable position of $15.2 million at September 26, 2010, and an unfavorable position of $8.3 million at December 31, 2009. Natural gas and aluminum contracts covering an equivalent of 6.9 million MMBtus and 1,600 metric tons, respectively, were outstanding at September 26, 2010. Additionally, the Company had various currency contracts outstanding to fix the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments was a net favorable position of $0.6 million at September 26, 2010 compared with a net favorable position of $0.7 million at December 31, 2009. On September 21, 2010 the Company received $5.9 million, plus accrued interest settlement, for the early termination of an interest rate derivative under which the Company had swapped $150 million notional value of its 6.5% debentures due November 2013 to a floating rate. The swap had an unfavorable position of $0.6 million at December 31, 2009. During the quarter ended September 26, 2010 the Company entered into a derivative financial instrument with a notional amount of $100 million as a cash flow hedge to lock the treasuries-related component of the interest rate for a portion of a contemplated capital markets debt transaction. The instrument has a term through November 3, 2010, and had a fair value of $0.5 million at the end of the quarter.
In addition, at September 26, 2010, the Company had various other currency contracts outstanding to fix the exchange rate on certain foreign currency assets and liabilities for which it has chosen not to apply hedge accounting. The fair value of these currency contracts, all of which mature within twelve months, was a net favorable position of $0.4 million at the end of the quarter and $0.8 million at December 31, 2009.
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

SONOCO PRODUCTS COMPANY
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
On October 14, 2010, the United States and the State of Wisconsin filed suit against NCR, API, U.S. Mills and nine other defendants in the United States District Court for the Eastern District of Wisconsin (No. 10-CV-00910-WCG) pursuant to Sections 106 and 107 of CERCLA. The plaintiffs seek to recover unreimbursed costs incurred for activities undertaken in response to the release and threatened release of hazardous substances from facilities at or near the Lower Fox River and Green Bay as well as damages for injury to, loss of, and destruction of natural resources resulting from such releases. The plaintiffs also seek a ruling that the defendants are liable for future response costs of the plaintiffs and requiring the defendants to comply with the unilateral Administrative Order for Remedial Action discussed above. The Company does not believe that the remedies sought in the suit materially expand the Company’s potential liability beyond what has been previously disclosed in this report or in the Company’s prior filings. U.S. Mills plans to defend the suit vigorously.
As of September 26, 2010, U.S. Mills had reserves totaling $55.7 million for potential liabilities associated with the Fox River contamination (not including amounts accrued for remediation at the Site). Although the Company lacks a reasonable basis for identifying any amount within the range of possible loss as a better estimate than any other amount, as has previously been disclosed, the upper end of the range may exceed the net worth of U.S. Mills. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $84 million at September 26, 2010.
On July 7, 2008, the Company was served with a complaint filed in the United States District Court for South Carolina by the City of Ann Arbor Employees’ Retirement System, individually and on behalf of others similarly situated. The suit is a class action on behalf of those who purchased the Company’s common stock between February 7, 2007 and September 18, 2007, except officers and directors of the Company. The complaint, as amended, alleges that the Company issued press releases and made public statements during the class period that were materially false and misleading. The complaint also names certain Company officers as defendants and seeks an unspecified amount of damages plus interest and attorneys’ fees. The Company believes that the claims are without merit and intends to vigorously defend itself against the suit.

SONOCO PRODUCTS COMPANY
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum
			Shares Purchased as	Number of Shares
			Part of Publicly	that May Yet be
	(a) Total Number of	(b) Average Price	Announced Plans or	Purchased under the
Period	Shares Purchased[1]	Paid per Share	Programs[2]	Plans or Programs[2]
6/28/10 – 8/01/10	522	$33.26	—	5,000,000
8/02/10 – 8/29/10	304	$32.78	—	5,000,000
8/30/10 – 9/26/10	771	$33.42	—	5,000,000
Total	1,597	$33.25	—	5,000,000

[1]	All of the share purchases in the third quarter of 2010 relate to shares withheld to satisfy employee tax withholding obligations in association with the exercise of performance-based stock awards, deferred compensation and restricted stock. These shares were not repurchased as part of a publicly announced plan or program.

[2]	On April 19, 2006, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. This authorization rescinded all previous existing authorizations and does not have a specific expiration date. No shares have been repurchased under this authorization during 2010. At September 26, 2010, a total of 5,000,000 shares remain available for repurchase.
Item 6. Exhibits.

15.	Letter re: unaudited interim financial information

31.	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SONOCO PRODUCTS COMPANY
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date: October 25, 2010	By: /s/ Charles J. Hupfer Charles J. Hupfer
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