Form 10-K
period 2010-12-31
SONOCO PRODUCTS CO
filed 2011-02-28
CIK 91767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of voting common stock held by nonaffiliates of the registrant (based on the New York Stock Exchange closing price) on June 27, 2010, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $3,009,037,418. Registrant does not (and did not at June 27, 2010) have any non-voting common stock outstanding.

As of February 17, 2011, there were 100,283,696 shares of no par value common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the annual meeting of shareholders to be held on April 20, 2011, which statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference in Part III.

2

Sonoco Products Company

Forward-looking Statements

Statements included in this Annual Report on Form 10-K that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The words “estimate,” “project,” “intend,” “expect,” “believe,” “consider,” “plan,” “strategy,” “opportunity,” “target,” “anticipate,” “objective,” “goal,” “guidance,” “outlook,” “forecasts,” “future,” “will,” “would,” and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding offsetting high raw material costs; improved productivity and cost containment; adequacy of income tax provisions; refinancing of debt; adequacy of cash flows; anticipated amounts and uses of cash flows; effects of acquisitions and dispositions; adequacy of provisions for environmental liabilities; financial strategies and the results expected from them; sales growth; continued payments of dividends; stock repurchases; producing improvements in earnings; financial results for future periods; and creation of long-term value for shareholders. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, expectations, beliefs, plans, strategies and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, without limitation:

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

FORM 10-K Sonoco 2010 Annual Report	3

Part I

Item 1. Business

(A) General development of business –

The Company is a South Carolina corporation founded in Hartsville, South Carolina, in 1899 as the Southern Novelty Company. The name was subsequently changed to Sonoco Products Company (the “Company” or “Sonoco”). Sonoco is a manufacturer of industrial and consumer packaging products and a provider of packaging services, with 315 locations in 34 countries.

Information about the Company’s acquisitions, dispositions, joint ventures and restructuring activities is provided in Notes 3 and 4 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(B) Financial information about segments –

Information about the Company’s reportable segments is provided in Note 16 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(C) Narrative description of business –

Products and Services – The following discussion outlines the principal products produced and services provided by the Company.

Consumer Packaging

The Consumer Packaging segment accounted for approximately 41%, 43% and 38% of the Company’s consolidated net sales in 2010, 2009 and 2008, respectively. The operations in this segment consist of 66 plants throughout the world. The products, services and markets of the Consumer Packaging segment are as follows:

Rigid Packaging –Paper
Products and Services	Markets
Round and shaped composite paperboard cans, single-wrap paperboard packages, fiber cartridges

Food: Powdered beverages and infant formulas, coffee, cereal, snacks, nuts, cookies and crackers, confectionery, refrigerated dough, frozen concentrates, spices/seasonings, nutritional supplements, pet foods

Nonfood: Adhesives, caulks, cleansers, household chemicals, lawn and garden, automotive, pet products

Rigid Packaging – Blow Molded Plastics
Products and Services	Markets
Monolayer and multilayer bottles and jars

Food: Noncarbonated, high-barrier beverages/ready-to-drink products, coffee, powdered beverages, condiments

Nonfood: Health and beauty, household chemicals, automotive, adhesives and specialty products

Rigid Packaging – Thermoformed Plastic
Products and Services	Markets
Monolayer, coated and barrier and non-barrier laminated tubs, cups, spools, consumer and institutional trays	Processed, frozen, chilled and ready-to-eat foods, sauces and dips, pet foods, snacks and nuts, fresh-cut produce, desserts, food services
Ends and Closures
Products and Services	Markets
Aluminum, steel and peelable membrane easy-open closures for composite, metal and plastic containers	Powdered beverages and infant formulas, coffee, cereal, snacks, nuts, cookies and crackers, confectionery, refrigerated dough, frozen concentrates, spices/ seasonings, nutritional supplements, pet foods, vegetables, fruit, seafood, poultry, soup and pasta, dairy
Printed Flexible Packaging
Products and Services	Markets
Flexible packaging made from thin-gauge, value-added rotogravure, flexographic and combination printed film, including performance laminations, rotogravure cylinder engraving, global brand artwork management	Confectionery and gum, hardbaked goods, coffee, processed foods, beverages, snack foods, pet foods, home and personal care

Sonoco’s rigid packaging – paper-based products are the Company’s second largest revenue-producing group of products and services, representing approximately 21%, 23% and 20% of consolidated net sales in 2010, 2009 and 2008, respectively.

Tubes and Cores/Paper

The Tubes and Cores/Paper segment accounted for approximately 40%, 37% and 41% of the Company’s consolidated net sales in 2010, 2009 and 2008, respectively. This segment serves its markets through 161 plants on five continents. Sonoco’s paper operations provide the primary raw material for the Company’s fiber-based packaging. Sonoco uses approximately 55% of the paper it manufactures, and the remainder is sold to third parties. This vertical integration strategy is supported by 21 paper mills with 31 paper machines and 49 recycling facilities throughout the world. In 2010, Sonoco had the capacity to manufacture approximately 1.8 million tons of recycled paperboard. The products, services and markets of the Tubes and Cores/Paper segment are as follows:

Tubes and Cores
Products and Services	Markets
Paperboard tubes, cores, roll packaging, molded plugs, pallets, pallet components, concrete forms, void forms, rotary die boards	Construction, film, flowable products, metal, paper mill, shipping and storage, tape and label, textiles, converters

4

Paper
Products and Services	Markets
Recycled paperboard, chipboard, tubeboard, lightweight corestock, boxboard, linerboard, corrugating medium, specialty grades, recovered paper	Converted paperboard products, spiral winders, beverage insulators
Sonoco Recycling, Inc.
Products and Services
Collection, processing and recycling of old corrugated containers, paper, plastic, metal, glass, other recyclable materials

Sonoco’s tubes and cores products and services are the Company’s largest revenue-producing group of products and services, representing approximately 27%, 28% and 30% of consolidated net sales in 2010, 2009 and 2008, respectively.

Packaging Services

The Packaging Services segment accounted for approximately 11%, 12% and 12% of the Company’s consolidated net sales in 2010, 2009 and 2008, respectively. The products, services and markets of the Packaging Services segment are as follows:

Service Centers
Products and Services	Markets
Packaging supply chain management, including custom packing, fulfillment, primary package filling, scalable service centers	Personal care, baby care, food, electronics, hosiery, office supplies, toys
Point-of-Purchase (P-O-P)
Products and Services	Markets
Designing, manufacturing, assembling, packing and distributing temporary, semipermanent and permanent P-O-P displays, as well as contract packaging, co-packing and fulfillment services	Automotive, beverages, confectionery, electronics, cosmetics, food, fragrances, home and garden, liquor, medical, office supply, over-the-counter drugs, personal care, sporting goods, tobacco

All Other Sonoco

All Other Sonoco accounted for approximately 8%, 8% and 9% of the Company’s consolidated net sales in 2010, 2009 and 2008, respectively. In addition to the products and services outlined in each of the segments above, the Company produces the following products:

Wire and Cable Reels
Products and Services	Markets
Steel, nailed wooden, plywood, recycled and polyfiber reels	Wire and cable manufacturers
Molded and Extruded Plastics
Products and Services	Markets
Product design, tool design and fabrication; manufacturing in both injection molding and extrusion technologies	Food service, medical, healthcare, textiles, wire and cable, fiber optics, filtration, plumbing, automotive
Paperboard Specialties
Products and Services	Markets
Custom-printed Stancap® glass covers, Rixie™ coasters, other paper amenities	Hotels and resorts, food and beverage, healthcare facilities, catering services, transportation, advertising
Protective Packaging
Products and Services	Markets
Proprietary protective packaging (Sonopost® technology, Sonobase® carriers, Sonopop® systems), contract package testing	Household appliances, heating and air conditioning, office furnishings, automotive, fitness equipment, lawn and garden, promotional and palletized distribution

Product Distribution – Each of the Company’s operating units has its own sales staff, and maintains direct sales relationships with its customers. For those customers that buy from more than one business unit, the Company often assigns a single representative or team of specialists to handle that customer’s needs. Some of the units have service staff at the manufacturing facility that interacts directly with customers. The Tubes and Cores/Paper segment also has a customer service center located in Hartsville, South Carolina, which is the main contact point between its North American business units and its customers. Divisional sales personnel also provide sales management, marketing and product development assistance as needed. Typically, product distribution is directly from the manufacturing plant to the customer, but in some cases, product is warehoused in a mutually advantageous location to be shipped to the customer as needed.

Raw Materials – The principal raw materials used by the Company are recovered paper, paperboard, steel, aluminum and plastic resins. Raw materials are purchased from a number of outside sources. The Company considers the supply and availability of raw materials to be adequate to meet its needs.

FORM 10-K Sonoco 2010 Annual Report	5

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

Seasonality – The Company’s operations are not seasonal to any significant degree, although the Consumer Packaging and Packaging Services segments normally report slightly higher sales and operating profits in the second half of the year, when compared with the first half.

Working Capital Practices – The Company is not required to carry any significant amounts of inventory to meet customer requirements or to assure itself continuous allotment of goods, nor does it provide extended terms to customers.

Dependence on Customers – On an aggregate basis during 2010, the five largest customers in the Tubes and Cores/Paper segment accounted for approximately 8% of that segment’s sales, and the five largest customers in the Consumer Packaging segment accounted for approximately 33% of that segment’s sales. The dependence on a few customers in the Packaging Services segment is more significant, as the five largest customers in this segment accounted for approximately 72% of that segment’s sales.

Sales to Procter & Gamble, the Company’s largest customer, represented approximately 10% of the Company’s consolidated revenues in 2010. In addition, this concentration of sales volume resulted in a corresponding concentration of credit, representing approximately 8% of the Company’s consolidated trade accounts receivable at December 31, 2010. The Company’s next largest customer comprised approximately 5% of the Company’s consolidated revenues at December 31, 2010.

Backlog – Most customer orders are manufactured with a lead time of three weeks or less. Therefore, the amount of backlog orders at December 31, 2010, was not material. The Company expects all backlog orders at December 31, 2010, to be shipped during 2011.

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

Research and Development – Company-sponsored research and development expenses totaled approximately $17.8 million in 2010, $14.5 million in 2009 and $15.9 million in 2008. Customer-sponsored research and development expenses were not material in any of these periods. Significant projects in Sonoco’s Tubes and Cores/Paper segment during 2010 included efforts to design and develop new products for the construction industry and for the film and tape industries. In addition, efforts were focused on enhancing performance characteristics of the Company’s tubes and cores in the textile, film and paper packaging areas, as well as on projects aimed at enhancing productivity. During 2010, the Consumer Packaging segment continued to invest in a broad range of cost-reduction projects, high-value flexible packaging enhancements, rigid plastic containers technology and next-generation composite packaging.

Compliance with Environmental Laws – Information regarding compliance with environmental laws is provided in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Risk Management,” and in Note 14 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Number of Employees – Sonoco had approximately 17,300 employees worldwide as of December 31, 2010.

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

6

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

Executive officers of the registrant –

Name	Age	Position and Business Experience for the Past Five Years
Executive Committee
Harris E. DeLoach, Jr.	66	Chairman of the Board and Chief Executive Officer since December 2010. Previously Chairman of the Board, President and Chief Executive Officer 2005-2010; President and Chief Executive Officer 2000-2005; Chief Operating Officer April-July 2000; Sr. Executive Vice President, Global Industrial Products/Paper/Molded Plastics 1999-2000; Executive Vice President, High Density Film, Industrial Container, Fibre Partitions, Protective Packaging, Sonoco Crellin and Baker Reels 1996-1999. Joined Sonoco in 1985.
M. Jack Sanders	57	President and Chief Operating Officer since December 2010. Previously Executive Vice President, Consumer January-December 2010; Executive Vice President, Industrial 2008-2010; Sr. Vice President, Global Industrial Products 2006-2008; Vice President, Global Industrial Products January-October 2006; Vice President, Industrial Products, N.A. 2001-2006; Division Vice President and General Manager, Protective Packaging 1998-2001. Joined Sonoco in 1987.
Jim C. Bowen	60	Sr. Vice President, Primary Materials Groups, N.A., since 2009. Previously Sr. Vice President, Sonoco Recycling and Internal Supply 2008-2009; Sr. Vice President 2002-2008; Sr. Vice President, Global Paper Operations 2000-2002. Joined Sonoco in 1972.
Cynthia A. Hartley	62	(Retiring effective March 2011.) Sr. Vice President, Human Resources since 2002. Previously Vice President, Human Resources 1995-2002. Prior experience: Vice President, Human Resources, Dames & Moore and National Gypsum Company. Joined Sonoco in 1995.
Charles J. Hupfer	64	Sr. Vice President and Chief Financial Officer since 2009. Previously Sr. Vice President, Chief Financial Officer and Corporate Secretary 2005-2009; Vice President, Chief Financial Officer and Corporate Secretary 2002-2005; Vice President, Treasurer and Corporate Secretary 1995-2002. Joined Sonoco in 1975.
Eddie L. Smith	59	(Retiring effective March 2011.) Vice President Europe since 2008. Previously Vice President, Industrial Products and Paper, Europe 2006-2008; Vice President, Customer and Business Development 2002-2006. Joined Sonoco in 1971.
Vicki B. Arthur	53	Vice President, Global Corporate Accounts since 2008. Previously Division Vice President, Global Corporate Accounts 2007-2008; Division Vice President and General Manager-Kraft 2005-2007; Staff Vice President and Treasurer 2002-2005. Joined Sonoco in 1984.
John M. Colyer, Jr.	50	Vice President, Global Industrial Converting since January 2010. Previously Vice President North American Converted Products 2009-2010; Vice President, Industrial Converted Products N.A. 2008-2009; Division Vice President and General Manager, Industrial Products, N.A. 2006-2008; Division Vice President, Manufacturing, Industrial Products 2004-2006. Joined Sonoco in 1983.
Rodger D. Fuller	49	Vice President, Global Rigid Paper and Plastics since January 2011. Previously Vice President, Global Rigid Paper and Closures 2008-2011; Vice President, Rigid Paper and Plastics N.A. 2005-2008; Division Vice President and General Manager, Consumer Products N.A. 2000-2005. Joined Sonoco in 1985.
Allan H. McLeland	44	Vice President, Human Resources since January 2011. Previously Staff Vice President, Human Resources, Industrial 2010-2011; Director of Human Resources, Industrial 2009-2010; Director, Talent Management 2006-2009; Director, Organizational Development and Staffing 2002-2006. Joined Sonoco in 1993.

FORM 10-K Sonoco 2010 Annual Report	7

Name	Age	Position and Business Experience for the Past Five Years
Marty F. Pignone	54	Vice President, Global Manufacturing, Industrial since 2008. Previously Vice President, Paper N.A. 2005-2008. Joined Sonoco in 1997.
Rob C. Tiede	52	Vice President Global Flexibles and Packaging Services since 2009. Previously Division Vice President and General Manager, Flexible Packaging 2007-2009; President Sonoco-CorrFlex 2004-2007. Joined Sonoco in 2004.
Other Corporate Officers
Ritchie L. Bond	54	Vice President, Treasurer and Corporate Secretary since February 2011. Previously Staff Vice President, Treasurer and Corporate Secretary 2009-2011; Staff Vice President and Treasurer 2005-2009. Joined Sonoco in 2005.
Bernard W. Campbell	61	Vice President and Chief Information Officer since 1996. Previously Staff Vice President, Information Services. Joined Sonoco in 1988.
R. Howard Coker	48	Vice President, Global Rigid Paper and Closures since January 2011. Previously Vice President and General Manager, Rigid Paper and Closures, N.A. 2009-2011; Division Vice President and General Manager, Rigid Paper and Closures 2008-2009; Division Vice President and General Manager, Sonoco Phoenix 2006-2008; Director of Sales 2002-2005. Joined Sonoco in 1985.
James A. Harrell III	49	Vice President, Industrial Carriers N.A. since February 2010. Previously Vice President and General Manager, Industrial Converted Products 2009-2010; Division Vice President and General Manager, Paper, N.A. 2008-2009; Staff Vice President, Global Operating Excellence, Industrial Products 2007-2008; Division Vice President, Industrial Products/Paper, Europe 2002-2007. Joined Sonoco in 1985.
Kevin P. Mahoney	55	Sr. Vice President, Corporate Planning since February 2011. Previously Vice President, Corporate Planning since 2000. Joined Sonoco in 1987.
Robert L. Puechl	55	Vice President, Global Flexible Packaging since January 2011. Previously Vice President, Global Rigid Plastics 2010-2011; Division Vice President and General Manager, Molded Plastics 2008-2010; Division Vice President and General Manager, Molded Plastics and Caulk 2002-2008. Joined Sonoco in 1986.
Barry L. Saunders	51	Vice President, Corporate Controller and Chief Accounting Officer since 2008. Previously Staff Vice President and Corporate Controller and Chief Accounting Officer 2002-2008. Joined Sonoco in 1989.
Roger P. Schrum	55	Vice President, Investor Relations and Corporate Affairs since 2009. Previously Staff Vice President, Investor Relations and Corporate Affairs 2005-2009. Joined Sonoco in 2005.
Marcy J. Thompson	49	Vice President, Rigid Paper and Closures, N.A. effective March 2011. Previously Division Vice President and General Manager, Sonoco Recycling, Inc. 2009-2011; Division Vice President and General Manager, Industrial Products Division, N.A. 2008-2009; Division Vice President, Sales and Marketing, Industrial, N.A. 2006-2009. Joined Sonoco in 2006.

8

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

The Company has incurred in the past, and may incur in the future, fines, penalties and legal costs relating to environmental matters, and costs relating to the damage of natural resources, lost property values and toxic tort claims. The Company has made expenditures to comply with environmental regulations and expects to make additional expenditures in the future. As of December 31, 2010, approximately $62.0 million was reserved for environmental liabilities. Such reserves are established when it is considered probable that the Company has some liability. In part because nearly all of the Company’s potential environmental liabilities are joint and severally shared with others, the Company’s maximum potential liability cannot be reasonably estimated. However, the Company’s actual liability in such cases may be substantially higher than the reserved amount. Additional charges could be incurred due to changes in law, or the discovery of new information, and those charges could have a material adverse effect on operating results.

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

Domestic sales accounted for approximately 64% of the Company’s consolidated revenues in 2010. Even with the Company’s diversification across various markets and customers, due to the nature of the Company’s products and services, general economic downturns can have an adverse impact on the Company’s reported results.

Conditions in foreign countries where the Company operates may reduce earnings.

The Company has operations throughout North and South America, Europe, Australia and Asia, with facilities in 34 countries. In 2010, approximately 36% of consolidated sales came from operations and sales outside of the United States. Accordingly, economic conditions, political situations, and changing laws and regulations in those countries may adversely affect revenues and income.

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

FORM 10-K Sonoco 2010 Annual Report	9

Changes in pension plan assets or liabilities may reduce net income and shareholders’ equity.

The Company has an aggregate projected benefit obligation for its defined benefit plans of approximately $1.4 billion. The calculation of this obligation is sensitive to the underlying discount rate assumption. Reductions in the long-term yield of high-quality debt instruments would result in a higher projected benefit obligation and higher net periodic benefit cost. A higher projected benefit obligation may result in a change in funded status that significantly reduces shareholders’ equity. The Company has total assets of approximately $1.1 billion funding a portion of the projected benefit obligation. Decreases in fair value of these assets may result in higher net periodic benefit costs and changes in the funded status that significantly reduce shareholders’ equity.

The Company may not be able to develop new products acceptable to the market.

For many of the Company’s businesses, organic growth depends meaningfully on new product development. If new products acceptable to the Company’s customers are not developed in a timely fashion, its growth potential may be hindered.

The Company may not be able to locate suitable acquisition candidates.

If significant acquisition candidates that meet the Company’s specific criteria are not located, the Company’s potential for growth may be restricted.

The Company, or its customers, may not be able to obtain necessary credit or, if so, on reasonable terms.

The Company currently operates a $350 million commercial paper program, supported by a committed bank credit facility of the same amount. On October 18, 2010, the Company entered into an amended and restated credit agreement for that facility with a syndicate of eight banks. The new $350 million bank credit facility is committed through October 2015, and replaces a similar facility established on May 3, 2006. In the event that disruptions in global credit markets were to become so severe that the Company was unable to issue commercial paper, it has the contractual right to draw funds directly on the underlying bank credit facility. The Company believes that the lenders have the ability to meet their obligations under the facility. However, if these obligations are not met, the Company may be forced to seek more costly or cumbersome forms of credit. Should such credit be unavailable for an extended time, it would significantly affect the Company’s ability to operate its business and execute its plans. In addition, the Company’s customers may experience liquidity problems as a result of the current economic environment that could negatively affect the Company’s ability to collect receivables and maintain business relationships.

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

Item 2. Properties

The Company’s corporate offices are owned and operated in Hartsville, South Carolina. There are 92 owned and 69 leased facilities used by operations in the Tubes and Cores/Paper segment, 27 owned and 39 leased facilities used by operations in the Consumer Packaging segment, three owned and 15 leased facilities used by operations in the Packaging Services segment, and 32 owned and 19 leased facilities used by all other operations. Europe, the most significant foreign geographic region in which the Company operates, has 48 manufacturing locations.

Item 3. Legal proceedings

The Company has been named as a potentially responsible party (PRP) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing agreements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites cannot be determined. As of December 31, 2010 and 2009, the Company had accrued $62.0 million and $63.8 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.

Fox River

The Company believes the environmental issues regarding the Fox River, which are discussed below in some detail, currently represent the Company’s greatest loss exposure for alleged environmental liability. The Company also believes that all of its exposure to such liability for the Fox River is contained within its wholly owned subsidiary, U.S.

10

Paper Mills Corp. (U.S. Mills). Accordingly, regardless of the amount of liability that U.S. Mills may ultimately bear, the Company believes its maximum additional pretax loss for Fox River issues will essentially be limited to the equity position of U.S. Mills, the which was approximately $85 million at December 31, 2010.

The extent of U.S. Mills’ potential liability remains subject to many uncertainties. The Company periodically reevaluates U.S. Mills’ potential liability and the appropriate reserves based on information available to it. U.S. Mills’ eventual liability, which may be paid out over several years, will depend on a number of factors. In general, the most significant factors include: (1) the total remediation costs for the sites for which U.S. Mills is found to have liability and the share of such costs U.S. Mills is required to bear; (2) the total natural resource damages for such sites and the share of such costs U.S. Mills is required to bear; and (3) U.S. Mills’ costs to defend itself in this matter.

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

The governmental entities making such claims against U.S. Mills and the other PRPs have been coordinating their actions, including the assertion of claims against the PRPs. Additionally, certain claimants notified U.S. Mills and the other PRPs of their intent to commence a related natural resource damage lawsuit.

A review of the circumstances leading to U.S. Mills being named a PRP and the current status of the remediation effort and related lawsuits is set forth below.

In July 2003, the U.S. Environmental Protection Agency (EPA) and Wisconsin Department of Natural Resources (WDNR) issued their final cleanup plan (known as a Record of Decision, or ROD) for a portion of the Fox River. The ROD addressed the lower part of the Fox River and portions of Green Bay, where the EPA and WDNR (the Governments) estimate the bulk of the sediments that need to be remediated are located. In two portions of the lower part of the Fox River covered by the ROD–Operable Units (OUs) 3 and 4–the Governments selected large-scale dredging as the cleanup approach. OU 3 is the section of the Fox River running downstream from Little Rapids to the De Pere dam, and OU 4 runs from the De Pere dam downstream to the mouth of the Fox River at Green Bay. U.S. Mills’ De Pere plant is just below the De Pere dam and, prior to 1972, discharged wastewater into the river downstream of the dam in OU 4. In the ROD, the Governments estimated that approximately 6.5 million cubic yards of sediment would be removed from OUs 3 and 4 at an estimated cost of approximately $284 million ($26.5 million for OU 3 and $257.5 million for OU 4). The Governments also identified “capping” the riverbed with appropriate materials as a “contingent remedy” to be evaluated during the remedial design process. For Green Bay (OU 5), the Governments selected monitored natural attenuation as the cleanup approach at an estimated cost of approximately $40 million. The Governments also indicated that some limited dredging near the mouth of the river might be required, which would ultimately be determined during the design stage of the project. Earlier, in January 2003, the Governments had issued their ROD for the upper portions of the Fox River–OUs 1 and 2. Combining the then current cost estimates from both RODs, it appeared that the Governments expected the selected remedies for all five OUs to cost approximately $400 million, exclusive of contingencies. In March 2004, NCR Corporation (NCR) and Georgia-Pacific Corporation (G-P) entered into an Administrative Order on Consent (AOC) with the Governments to perform engineering design work for the cleanup of OUs 2 – 5.

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

NCR and U.S. Mills reached agreement between themselves that each would fund 50% of the costs of remediation of the OU 4 hotspot, which from 2006, when project implementation began, through the end of 2010 has totalled approximately $29 million. U.S. Mills’ environmental reserve at December 31, 2010, includes $3.2 million for its share of the estimated remaining costs under the funding agreement for remediation of the OU 4 hotspot. The actual costs associated with cleanup of this particular site are dependent upon many factors, and it is reasonably possible that remediation costs could be higher than the current estimate of project costs. Under the terms of the agreement, the parties reserved their rights to make claims against each other, as well as third parties, to reallocate the remediation costs of the Site. Accordingly, the Company’s ultimate share of the liability for remediation of the Site could be greater or less than 50% of the total cost.

At the time of the Company’s acquisition of U.S. Mills in 2001, U.S. Mills and the Company estimated U.S. Mills’ liability for the Fox River cleanup at a nominal amount based on government reports and conversations with the Governments about the anticipated limited extent of U.S. Mills’ responsibility, the belief, based on U.S. Mills’ prior

FORM 10-K Sonoco 2010 Annual Report	11

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

On November 13, 2007, the EPA issued a unilateral Administrative Order for Remedial Action pursuant to Section 106 of CERCLA. The order requires U.S. Mills and the seven other respondents jointly to take various actions to cleanup OUs 2 – 5. The order covers planning and design work as well as dredging and disposing of contaminated sediments and the capping of dredged and less contaminated areas of the river bottom. The order also provides for a $32.5 thousand per day penalty for failure by a respondent to comply with its terms as well as exposing a non-complying respondent to potential treble damages. Even though U.S. Mills has reserved its rights to contest liability for any portion of the work, it is cooperating with the other respondents to comply with the order, although its financial contribution will likely be determined by the lawsuit commenced in June 2008 and discussed below.

On June 12, 2008, NCR and Appleton Papers, Inc. (API), as plaintiffs, commenced suit in the United States District Court for the Eastern District of Wisconsin (No. 08-CV-0016-WCG) against U.S. Mills, as one of a number of defendants, seeking a declaratory judgment allocating among all the parties the costs and damages associated with the pollution and cleanup of the Lower Fox River. The suit also seeks damages from the defendants for amounts already spent by the plaintiffs, including natural resource damages, and future amounts to be spent by all parties with regard to the pollution and cleanup of the Lower Fox River. The court limited discovery to information regarding when each party knew, or should have known, that recycling NCR brand carbonless paper would result in the discharge of PCBs to a water body and what action, if any, each party took to avoid the risk of further contamination. On December 16, 2009, the court issued an order which concluded that, under the equities of the case, NCR and API were not entitled to any contribution from U.S. Mills and other defendants, thereby granting the defendants’ motions for summary judgment and denying the plaintiffs’ motions for summary judgment. Although an order has been issued by the court, no appealable final judgment has been entered yet; nevertheless, NCR has reported that it intends to appeal the ruling, presumably after entry of the final judgment. Subsequent to the December 2009 ruling, U.S. Mills and other defendants made motions to have the court rule that, on the same basis as the December 2009 ruling, NCR would be responsible for any costs that U.S. Mills and the other defendants might incur, past, present and future. These motions are under advisement by the court. U.S. Mills plans to continue to defend the suit vigorously.

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

12

As of December 31, 2010, U.S. Mills’ environmental reserve for potential liabilities associated with the remediation of OUs 2 – 5 (not including amounts accrued for remediation of the OU 4 hotspot) totaled $55.5 million. That amount represents the minimum of the range of probable loss that can be reasonably estimated based on information available through the date of this report. Although the Company lacks a reasonable basis for identifying any amount within the range of possible loss as a better estimate than any other amount, as has been previously disclosed, the upper end of the range may exceed the net worth of U.S. Mills. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $85 million at December 31, 2010.

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

Additional information regarding legal proceedings is provided in Note 14 to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Item 4. (Removed and reserved)

FORM 10-K Sonoco 2010 Annual Report	13

Part II

Item 5. Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

The Company’s common stock is traded on the New York Stock Exchange under the stock symbol “SON.” As of December 31, 2010, there were approximately 46,000 shareholder accounts. Information required by Item 201(d) of Regulation S-K can be found in Part III, Item 12 of this Annual Report on Form 10-K. The following table indicates the high and low sales prices of the Company’s common stock for each full quarterly period within the last two years as reported on the New York Stock Exchange, as well as cash dividends declared per common share:

	High	Low	Cash Dividends
2010
First Quarter	$31.86	$26.17	$.27
Second Quarter	$35.87	$28.83	$.28
Third Quarter	$34.00	$29.66	$.28
Fourth Quarter	$35.04	$31.75	$.28

2009
First Quarter	$25.41	$16.70	$.27
Second Quarter	$26.18	$20.27	$.27
Third Quarter	$28.95	$22.58	$.27
Fourth Quarter	$30.61	$26.17	$.27

The Company made the following purchases of its securities during the fourth quarter of 2010:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs[2]
9/27/10 – 10/31/10	28,300	$33.79	—	5,000,000
11/01/10 – 11/28/10	2,760	$33.86	—	5,000,000
11/29/10 – 12/31/10	695,478	$33.39	695,036	4,304,964
Total	726,538	$33.40	695,036	4,304,964
[1]

A total of 31,502 common shares were repurchased in the fourth quarter of 2010 related to shares withheld to satisfy employee tax withholding obligations in association with the exercise of performance-based stock awards, deferred compensation and restricted stock. These shares were not repurchased as part of a publicly announced plan or program.

[2]

On April 19, 2006, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. This authorization rescinded all previous existing authorizations and does not have a specific expiration date. On December 3, 2010, the Company announced it would immediately begin repurchasing 2,000,000 shares of the 5,000,000 authorized. As of December 31, 2010, a total of 695,036 shares were repurchased under this program, leaving a total of 4,304,964 shares remaining available for repurchase.

The Company did not make any unregistered sales of its securities during 2010.

14

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

	Years ended December 31
(Dollars and shares in thousands except per share data)	2010	2009	2008	2007	2006
Operating Results
Net sales	$4,124,121	$3,597,331	$4,122,385	$4,039,992	$3,656,839
Cost of sales and operating expenses	3,761,945	3,317,744	3,772,751	3,695,917	3,310,751
Restructuring/Asset impairment charges	23,999	26,801	100,061	36,191	25,970
Interest expense	37,413	40,992	53,401	61,440	51,952
Interest income	(2,307)	(2,427)	(6,204)	(9,182)	(6,642)
Loss from the early extinguishment of debt	48,617	—	—	—	—
Income before income taxes	254,454	214,221	202,376	255,626	274,808
Provision for income taxes	64,485	66,818	54,797	55,186	93,329
Equity in earnings of affiliates, net of tax	(11,505)	(7,742)	(9,679)	(11,586)	(12,185)
Net income	201,474	155,145	157,258	212,026	193,664
Net (income)/loss attributable to noncontrolling interests	(421)	(3,663)	7,350	2,130	1,417
Net income attributable to Sonoco	$201,053	$151,482	$164,608	$214,156	$195,081
Per common share
Net income attributable to Sonoco:
Basic	$1.98	$1.50	$1.64	$2.13	$1.95
Diluted	1.96	1.50	1.63	2.10	1.92
Cash dividends	1.11	1.08	1.07	1.02	0.95
Weighted average common shares outstanding:
Basic	101,599	100,780	100,321	100,632	100,073
Diluted	102,543	101,029	100,986	101,875	101,534
Actual common shares outstanding at December 31	100,510	100,149	99,732	99,431	100,550
Financial Position
Net working capital	$376,867	$190,934	$231,794	$269,598	$282,974
Property, plant and equipment, net	944,136	926,829	973,442	1,105,342	1,019,594
Total assets	3,281,014	3,062,580	3,086,466	3,340,243	2,916,678
Long-term debt	603,941	462,743	656,847	804,339	712,089
Total debt	620,890	580,796	689,825	849,538	763,992
Total equity	1,507,693	1,380,630	1,174,518	1,463,486	1,240,112
Current ratio	1.5	1.2	1.3	1.4	1.4
Total debt to total capital[1]	29.2%	29.6%	37.0%	36.7%	38.1%

[1]	Calculated as total debt divided by the sum of total debt and total equity.

FORM 10-K Sonoco 2010 Annual Report	15

Item 7. Management’s discussion and analysis of financial condition and results of operations

General Overview

Sonoco is a leading manufacturer of consumer and industrial packaging products and provider of packaging services with 315 locations in 34 countries. The Company’s operations are organized and reported in three segments, Consumer Packaging, Tubes and Cores/Paper and Packaging Services, while a number of smaller businesses are discussed as All Other Sonoco. Generally, the Company serves two broad end-use markets: consumer and industrial. In 2010, consumer and industrial sales were split approximately 55% and 45%, respectively. Geographically, approximately 64% of sales are generated in the United States, 17% in Europe, 8% in Canada and 11% in other regions.

The Company is a market-share leader in many of its product lines, particularly in tubes, cores and composite containers. Competition in most of the Company’s businesses is intense. Demand for the Company’s products and services is primarily driven by the overall level of consumer consumption of non-durable goods; however, certain product and service groups are tied more directly to durable goods, such as appliances, and construction. The businesses that supply and/or service consumer product companies tend to be, on a relative basis, more recession resistant than those that service industrial markets.

Strategy and Opportunities

Financially, the Company’s objective is to deliver average annual double-digit total returns to shareholders over time. To meet that target, the Company focuses on three major areas: driving profitable sales growth, improving margins and leveraging the Company’s strong cash flow and financial position. Operationally, the Company’s goal is to be the low-cost global leader in customer-preferred packaging solutions within targeted customer market segments.

In December 2010, the Company reviewed its plan to grow revenue, improve margins and more effectively utilize assets. The financial goals include growing sales to $5.5 billion to $6 billion by 2014, improving margins on earnings before interest and taxes from the current 9.4% to 11% and increasing return on net assets employed from the current 11% to 12.5% by 2014. The Company’s expected growth drivers continue to be organic sales growth, geographic expansion and strategic acquisitions. Sales of existing products and services are targeted to grow by about $300 million during this period, while international growth is projected to contribute another $300 million in sales. Planned revenue growth reflects $350 million in new product sales, and acquisitions are targeted to add between $500 million and $1 billion in sales.

The Company’s plan to improve margins focuses on leveraging fixed costs, improving productivity, maintaining a positive price/cost relationship (raising the selling price at least enough to recover inflation of material, energy and freight costs) and improving underperforming operations.

Use of Non-GAAP Financial Measures

To assess and communicate the financial performance of the Company, Sonoco management uses, both internally and externally, certain financial performance measures that are not in conformance with generally accepted accounting principles (“non-GAAP” financial measures). These non-GAAP financial measures reflect the Company’s GAAP operating results adjusted to remove restructuring, asset impairment, environmental remediation, acquisition and debt tender charges and other items, if any, the exclusion of which management believes improves the period-to-period comparability and analysis of the underlying financial performance of the business. The adjusted non-GAAP results are identified using the term “base,” for example, “base earnings.”

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

Reconciliations of GAAP to base results are presented on pages 19 and 20 in conjunction with management’s discussion and analysis of the Company’s results of operations. Whenever reviewing a non-GAAP financial measure, readers are encouraged to review the related reconciliation fully to understand how it differs from the related GAAP measure.

2010 Overview

2010 was an extremely strong year for Sonoco as consolidated revenues and earnings recovered to levels nearly equal to or exceeding results posted prior to the recession. Sales grew to a record $4.1 billion on nearly 15% year-over-year growth – the highest annual percentage gain in 15 years. Base earnings improved by 33% and reached the second highest level in Company history. Operating cash flow continued to be strong, although down from 2009, as higher earnings were more than offset by increased working capital driven by the significantly higher levels of business activity. The two largest segments in the Company, Tubes and Cores/Paper and Consumer Packaging, saw sales grow by 23% and 8% and operating profits by 80% and 6%, respectively.

For 2010, net income attributable to Sonoco was $201.1 million, compared with $151.5 for 2009. Earnings in 2010 were negatively impacted by a $31.6 million after-tax charge related to the Company’s debt tender completed in November. Under the tender, the Company paid $293.3 million to retire bonds with a total face value of $244.1 million. Also impacting 2010 results were a total of $16.9 million in after-tax asset impairment, restructuring and acquisition charges, partially offset by tax benefits of $5.5 million related to the clarification of a 2009 tax law change in Mexico and $4.7 million related to the release of a valuation allowance. Earnings in 2009 were negatively impacted by after-tax restructuring charges of $23.0 million and a $5.3 million charge related to the above mentioned tax-law change in Mexico.

2010 base earnings were $239.4 million ($2.34 per diluted share), compared with $179.8 million ($1.78 per diluted share) in 2009. Significantly higher Companywide volumes, strong productivity, lower pension costs and acquisitions drove the 33%, year-over-year improvement in base earnings. These favorable factors were offset by a negative price/cost relationship resulting from higher raw material,

16

energy, freight and other costs which the Company was unable to fully recover through higher selling prices.

Higher volumes and selling price increases were both key drivers of the 14.6% increase in total sales from 2009 levels. Although volume improvements were felt throughout the Company, they were more significant in the industrial-focused businesses that had been most severely impacted by the global economic recession. The impact of higher selling prices was realized almost exclusively in the Tubes and Cores/Paper segment, where the gains were principally driven by higher recovered paper prices. Prices decreased slightly in the Consumer Packaging segment due to lower material costs, primarily tinplate steel. In addition, sales benefited from the second quarter 2010 acquisition of Associated Packaging Technologies, Inc. (APT), a leading thermoform tray manufacturer for the frozen food industry, along with open-market sales of corrugating medium previously produced under a cost-plus-fixed-management-fee arrangement.

Overall gross profit margin increased to 18.6%, compared with 18.5% in 2009. This improvement was primarily due to the impact of increased volume and productivity improvements more than offsetting an unfavorable price/cost relationship. The unfavorable price/cost relationship resulted from the inability to fully recover higher raw materials, energy and freight costs through higher selling prices.

The consolidated effective tax rate was 25.3% in 2010, compared with 31.2% in 2009. This decrease was primarily due to a $4.7 million release of valuation allowances on capital loss carry forwards and a regulatory clarification of a 2009 tax law change in Mexico, resulting in a $5.5 million benefit in 2010 from the reversal of a charge taken in 2009. The effective tax rate on base earnings was 30.8% in 2010, compared with 29.0% in 2009, primarily as a result of a larger proportion of earnings taxed at higher U.S. rates.

The aggregate unfunded position of the Company’s various defined benefit plans increased from $330 million at December 31, 2009, to $334 million at the end of 2010 as strong 2010 investment returns on plan assets were effectively offset by higher liabilities due to a lower discount rate. The Company made a subsequent $85 million contribution to its U.S. qualified defined benefit pension plan in January 2011.

The Company generated $375 million in cash from operations during 2010, compared with $391 million generated in 2009. Higher earnings in 2010 were offset by an increased use of cash to fund working capital resulting from significantly higher levels of business activity.

Several late 2010 debt transactions significantly altered the Company’s long-term debt portfolio. In November 2010, the Company issued $350 million of 5.75% bonds due November 2040. In a concurrent tender offer, the Company retired, at a cost of $293.3 million, portions of three separate outstanding debt issues, with a principal amount of $244.1 million. In addition, the Company paid $100 million of bonds that matured in November 2010. See Note 8 to the Consolidated Financial Statements for further details.

2011 Outlook

The Company expects sales demand will remain near the levels experienced during the past several quarters, which would lead to year-over-year volume growth of between 2% and 4%. The Company expects productivity improvements will further aid 2011 results and position the Company well for a continued economic recovery. The Company also expects to be able to recover most of the late 2010 material cost increases and remain in a neutral price/cost relationship.

Benefit plan expense is expected to decrease by approximately $17 million in 2011, due primarily to expected earnings on a higher asset base and a plan amendment effective January 1, 2011, that will reduce actuarial loss amortization expense. Total contributions to the Company’s domestic and international benefit plans are expected to be approximately $118 million (including an $85 million contribution to the U.S. qualified defined benefit plan in January 2011).

The consolidated effective tax rate is expected to be approximately 31% in 2011.

Acquisitions and joint ventures

The Company completed four acquisitions during 2010 at a recorded cost of $138.3 million, of which $137.8 million was paid in cash with the remainder representing contingent consideration expected to be paid in future periods. These acquisitions consisted of Associated Packaging Technologies, Inc. (APT), a supplier of thermoformed containers to the frozen food industry, Madem Reels USA, Inc., a manufacturer of nailed wood and plywood reels for the wire and cable industry, a small tube and core business in Canada and a small tube and core business in Greece. APT operates four manufacturing facilities (two in the United States, one in Canada, and one in Ireland) and employs more than 400 persons. The all-cash purchase price of APT, including the cost of paying off various obligations, was approximately $120.0 million. The acquisition is expected to generate annualized sales of approximately $150 million, which will be accounted for in the Company’s Consumer Packaging segment. The all-cash purchase price for Madem Reels was $10.7 million, plus contingent consideration of $0.5 million which is expected to be paid in the first quarter of 2011. The Madem Reels acquisition is expected to generate annualized sales of approximately $9 million, which will be accounted for in All Other Sonoco. The aggregate cost of the Canadian and Greek tube and core businesses was $7.1 million in cash. They are expected to generate annual sales of approximately $8 million in the Tubes and Cores/Paper segment.

The Company completed one acquisition during 2009 at a recorded cost of $7.2 million, of which $5.0 million was paid in cash with the remainder representing contingent consideration expected to be paid in future periods. This acquisition of the plastic spools and reels assets and business of EconoReel Corporation of Logan, Utah, and its controlled subsidiary, Southern Reel, is included in All Other Sonoco. The acquisition of this business is expected to generate annual sales of approximately $7 million. Also in 2009, the Company paid an additional $0.5 million in contingent consideration for its 2008 acquisition of Amtex Packaging, Inc.

The Company completed two acquisitions during 2008 at an aggregate cost of $5.5 million in cash. These acquisitions, a packaging fulfillment company included in the Packaging Services segment and a construction tube business included in the Tubes and Cores/Paper segment, had estimated combined annual sales of approximately $6 million.

The Company has accounted for these acquisitions as purchases and, accordingly, has included their results in the Company’s con-

FORM 10-K Sonoco 2010 Annual Report	17

solidated statements of net income from the respective dates of acquisition. Pro forma results have not been provided, as the acquisitions were not material to the Company’s financial statements individually, or in the aggregate, in any single year.

See Note 3 to the Consolidated Financial Statements for further information about acquisition activities.

Restructuring and asset impairment charges

Due to its footprint (315 locations in 34 countries) and the cost-competitive nature of its businesses, the Company is constantly seeking the most cost-effective means and structure to serve its customers and to respond to fundamental changes in its markets. As such, restructuring costs have been and are expected to be a recurring component of the Company’s operating costs. The amount of these costs can vary significantly from year to year depending upon the scope and location of the particular restructuring activities.

The following table recaps the impact of restructuring and asset impairment charges on the Company’s net income for the periods presented (dollars in thousands):

	Year Ended December 31
	2010	2009	2008
Exit costs:
2010 Actions	$5,528	$—	$—
2009 Actions	6,443	21,380	—
2008 Actions	1,447	8,400	22,215
2007 Actions	514	919	11,532
Earlier Actions	106	452	3,089
Asset Impairments/(Sales):
Operating Assets	9,961	(4,350)	20,574
Financial Assets	—	—	42,651
Total charges	$23,999	$26,801	$100,061
Income tax benefit	(9,295)	(8,458)	(34,158)
Equity method investments, net of tax	671	908	—
Impact of Noncontrolling Interests, net of tax	139	3,787	(4,102)
Total impact of Restructuring/Asset impairment charges, net of tax	$15,514	$23,038	$61,801

During 2010, the Company recorded a pretax asset impairment charge of $12.6 million pursuant to notification from a large customer that the Company’s contract to provide certain packaging would not be renewed in its entirety. The expected loss of business caused the Company to conclude that certain affected assets in its Consumer Packaging segment had been impaired. This loss was partially offset by net gains of $2.6 million arising principally from the sale of land and buildings at previously closed sites within Europe.

The Company recognized a gain of $11.2 million in 2009 upon collection of the final sales proceeds relating to the sale of its paper mill in China. The sale had commenced in 2008 and the book value of the assets was written off against the portion of the sales proceeds that were received in that year. Due to uncertainty of collection, the Company recognized proceeds from the China sale on a cash basis and recorded gains only to the extent that cash collected exceeded the book value of the assets sold. The gain in 2009 was partially offset by approximately $6.8 million of asset impairment charges associated with other plant closures.

In 2008, the Company recorded a noncash financial asset impairment charge of $42.7 million ($31.0 million after tax), reflecting the full impairment of two financial instruments, a preferred equity interest and a subordinated note receivable, which had been obtained in the Company’s 2003 sale of its High Density Film business.

The Company expects to recognize future additional costs totaling approximately $3.6 million in connection with previously announced restructuring actions. The Company believes that the majority of these charges will be incurred and paid by the end of 2011. As noted above, the Company regularly evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions may be undertaken. Restructuring and asset impairment charges are subject to significant fluctuations from period to period due to the varying levels of restructuring activity and the inherent imprecision in the estimates used to recognize the impairment of assets and the wide variety of costs and taxes associated with severance and termination benefits in the countries in which the Company operates.

See Note 4 to the Consolidated Financial Statements for further information about restructuring activities and asset impairment charges.

Environmental charges

In 2007, U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, recorded charges totaling $25.2 million in association with environmental remediation liabilities for various sites in the lower Fox River. In 2008, U.S. Mills increased its reserve for Fox River related environmental liabilities by a total of $40.8 million. Settlements totaling $40.8 million were reached during 2008 on certain of the insurance policies covering the Fox River contamination, and the recognition of these insurance settlements offset the impact to earnings of the additional charges.

As of December 31, 2010 and 2009, the Company (and its subsidiaries) had accrued $62.0 million and $63.8 million, respectively, related to environmental contingencies. Of these, a total of $58.7 million and $60.4 million relate to U.S. Mills at December 31, 2010 and 2009, respectively. The range of possible loss on U.S. Mills’ liability for Fox River is uncertain and, while the upper end of the range may exceed the net worth of U.S. Mills, the Company believes the maximum additional exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $85 million at December 31, 2010.

See “Item 3. Legal Proceedings” and Note 14 to the Consolidated Financial Statements for a more detailed discussion of environmental matters affecting the Company.

18

Reconciliations of GAAP to Non-GAAP financial measures

The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures for each of the years presented:

Reconciliation of GAAP to Non-GAAP Financial Measures

	For the year ended December 31, 2010
Dollars and shares in millions, except per share data	GAAP	Restructuring/ Asset Impairment	Debt Tender Charges	Acquisition Costs/Tax Adjustments	Base
Income before interest and income taxes	$338.2	$24.0	$—	$1.9	$364.1
Interest expense, net	35.1	—	—	—	35.1
Loss from early extinguishment of debt	(48.6)	—	48.6	—	—
Income before income taxes and equity in earnings of affiliates	$254.5	$24.0	$48.6	$1.9	$329.0
Provision for income taxes	64.5	9.3	17.0	10.7	101.5
Income before equity in earnings of affiliates	$190.0	$14.7	$31.6	$(8.8)	$227.5
Equity in earnings of affiliates, net of tax	11.5	0.7	—	—	12.2
Net income	$201.5	$15.4	$31.6	$(8.8)	$239.7
Less: Net (income)/loss attributable to noncontrolling interests, net of tax	(0.4)	0.1	—	—	(0.3)
Net income attributable to Sonoco	$201.1	$15.5	$31.6	$(8.8)	$239.4
Per diluted common share	$1.96	$0.15	$0.31	$(0.08)	$2.34

Reconciliation of GAAP to Non-GAAP Financial Measures

	For the year ended December 31, 2009
Dollars and shares in millions, except per share data	GAAP	Restructuring/ Asset Impairment	Mexico Tax Adjustment	Base
Income before interest and income taxes	$252.8	$26.8	$—	$279.6
Interest expense, net	38.6	—	—	38.6
Income before income taxes and equity in earnings of affiliates	$214.2	$26.8	$—	$241.0
Provision for income taxes	66.8	8.5	(5.3)	70.0
Income before equity in earnings of affiliates	$147.4	$18.3	$5.3	$171.0
Equity in earnings of affiliates, net of tax	7.8	0.9	—	8.7
Net income	$155.2	$19.2	$5.3	$179.7
Less: Net (income)/loss attributable to noncontrolling interests, net of tax	(3.7)	3.8	—	0.1
Net income attributable to Sonoco	$151.5	$23.0	$5.3	$179.8
Per diluted common share	$1.50	$0.23	$0.05	$1.78

FORM 10-K Sonoco 2010 Annual Report	19

Reconciliation of GAAP to Non-GAAP Financial Measures

	For the year ended December 31, 2008
Dollars and shares in millions, except per share data	GAAP[1]	Restructuring/ Asset Impairment	Financial Asset Impairment	Base[1]
Income before interest and income taxes	$249.6	$57.4	$42.7	$349.7
Interest expense, net	47.2	—	—	47.2
Income before income taxes and equity in earnings of affiliates	$202.4	$57.4	$42.7	$302.5
Provision for income taxes	54.8	22.5	11.7	89.0
Income before equity in earnings of affiliates	$147.6	$34.9	$31.0	$213.5
Equity in earnings of affiliates, net of tax	9.7	—	—	9.7
Net income	$157.3	$34.9	$31.0	$223.2
Less: Net (income)/loss attributable to noncontrolling interests, net of tax	7.3	(4.1)	—	3.2
Net income attributable to Sonoco	$164.6	$30.8	$31.0	$226.4
Per diluted common share	$1.63	$0.30	$0.31	$2.24
[1]	The amount of additions to the environmental reserve in 2008 were offset by insurance settlements, thus no adjustments were made for such additions.

Results of operations – 2010 versus 2009

Operating Revenue

Consolidated net sales for 2010 were $4.1 billion, a $527 million, or 14.6%, increase from 2009.

The components of the sales change were:

($ in millions)
Volume/Mix	$209
Selling price	142
Acquisitions	77
Sales of corrugating medium	66
Currency exchange rate/Other	33
Total sales increase	$527

Companywide volume increased approximately 6% from 2009 levels. Although most of the overall volume increase came from the Company’s industrial-focused businesses, volume was up in nearly all business units. Total domestic sales were $2.7 billion, up 15% from 2009. International sales were $1.4 billion, up 14% from 2009 levels. The selling price increases were realized almost exclusively in the Tubes and Cores/Paper segment in response to higher input costs.

Costs and Expenses

Higher volumes and input prices, specifically old corrugated container (OCC) prices, combined to increase the Company’s 2010 total cost of sales from prior year levels. The market price for OCC, the Company’s most significant raw material in dollar terms, remained high over the course of 2010, with costs averaging approximately 140% over 2009 levels. Prices paid for resins, energy and freight were also up year over year. Conversely, the Company’s cost for tinplate steel was lower than 2009 levels.

In 2010, aggregate pension and postretirement expenses decreased $28.8 million to $52.6 million, versus $81.4 million in 2009. Approximately 75% of these expenses are reflected in cost of sales, with the balance in selling, general and administrative expenses. Benefit plan expense is expected to decrease by approximately $17 million in 2011 due largely to higher total expected returns, driven by a 2011 asset base that is larger due to strong investment performance in 2010 and an $85 million contribution made in January 2011 that was designated for the 2010 plan year. Also contributing to the year-over-year decrease will be lower amortization expense resulting from a plan amendment that became effective January 1, 2011. This amendment split the U.S. qualified defined benefit plan into two separate plans – one including only active participants in the plan, the other including only inactive participants. Actuarial losses on the combined plan in 2010 were amortized over the average remaining service life of the active participants. The basis for amortizing such losses relating to the “inactive plan” in 2011 will be the average remaining life expectancy of the inactive participants, a longer period of time than the average remaining service life of active participants. The Company intends to manage the investment portfolio of the “inactive plan” assets in such a way as to reduce market risk over the long term. Total contributions to the Company’s domestic and international benefit plans in 2011 are expected to be approximately $118 million (including the $85 million contribution referred to above).

Throughout 2009, and continuing into 2010, the Company engaged in a number of cost management efforts, including: realigning its business and streamlining the management organization to be more efficient; enhancing productivity and controlling variable costs; and reducing structural costs to a level management believes is aligned with new market realities, while maintaining the capacity necessary to grow with customers. The Company’s efforts to reduce fixed costs, which included rationalizing its manufacturing footprint, reflected lower revised expectations of what normal post-recession market demand would look like. The result of this has been lower plant overhead in 2010 when compared with 2009, despite the increased business activity this year.

Selling, general and administrative expenses as a percentage of sales decreased to 9.8% for the year from 10.7% in 2009, despite increasing in

20

total by $26.4 million year over year. This increase in spending is due to higher incentive compensation costs along with the impact of the APT acquisition, which were partially offset by lower pension and postretirement costs and the full year impact of 2009 cost containment efforts.

Research and development costs, all of which were charged to expense, totaled $17.8 million and $14.5 million in 2010 and 2009, respectively. Management expects research and development spending in 2011 to be consistent with 2010 levels.

Net interest expense totaled $35.1 million for the year ended December 31, 2010, compared with $38.6 million in 2009. The decrease was due primarily to lower average debt levels and lower average interest rates. In 2010, the Company issued $350 million of new 5.75% thirty-year bonds, and used the majority of the proceeds to tender for and redeem approximately 55% in principal amount of its other outstanding bonds. This debt extinguishment resulted in a pretax charge of $48.6 million.

Reportable Segments

Consolidated operating profits, also referred to as “Income before income taxes” on the Consolidated Statements of Income, are comprised of the following:

($ in millions)	2010	2009	% Change
Consumer Packaging segment	$179.8	$169.9	5.8%
Tubes and Cores/Paper segment	130.2	72.3	80.1%
Packaging Services segment	12.5	11.0	13.6%
All Other Sonoco	41.6	26.4	57.6%
Restructuring/impairment and environmental charges	(24.0)	(26.8)	10.4%
Acquisition costs	(1.9)	—	(100.0)%
Interest expense, net	(35.1)	(38.6)	9.1%
Loss from early extinguishment of debt	(48.6)	—	(100.0)%
Consolidated operating profits	$254.5	$214.2	18.8%

Segment results viewed by Company management to evaluate segment performance do not include restructuring, impairment, acquisition, environmental and debt tender charges and net interest charges. Accordingly, the term “segment operating profits” is defined as the segment’s portion of “Income before income taxes” excluding restructuring charges, asset impairment charges, environmental charges, acquisition charges, debt tender charges and net interest expense. General corporate expenses, with the exception of restructuring charges, asset impairment charges, environmental charges, acquisition charges, debt tender charges, net interest expense and income taxes, have been allocated as operating costs to each of the Company’s reportable segments and All Other Sonoco.

See Note 16 to the Company’s Consolidated Financial Statements for more information on reportable segments.

Consumer Packaging

($ in millions)	2010	2009	% Change
Trade sales	$1,668.5	$1,550.6	7.6%
Segment operating profits	179.8	169.9	5.8%
Depreciation, depletion and amortization	72.5	69.5	4.3%
Capital spending	62.5	35.2	77.3%

Sales increased due to the July 2010 acquisition of APT, increased volume of flexible packaging, molded plastics products and metal ends, and the favorable impact of a weaker dollar against most currencies other than the Euro. Overall segment volumes, excluding the acquisition of APT, were up slightly over 1%. Increased selling prices of molded plastics products were more than offset by declines in flexible packaging and metal ends. Domestic sales were approximately $1,268 million, up 7.5%, or $89 million, from 2009, while international sales were approximately $400 million, up 7.9%, or $29 million, from 2009.

Segment operating profits increased primarily due to the impact of the APT acquisition, productivity and purchasing initiatives, lower pension costs and slightly higher volume. These were partially offset by an unfavorable price/cost relationship, primarily in Flexible Packaging, along with higher costs of labor, freight and energy.

Significant capital spending in the Consumer Packaging segment included productivity projects throughout the segment and projects to increase rigid paper and rigid plastic container production capacity in the United States.

Tubes and Cores/Paper

($ in millions)	2010	2009	% Change
Trade sales	$1,645.0	$1,339.1	22.8%
Segment operating profits	130.2	72.3	80.1%
Depreciation, depletion and amortization	79.6	85.5	(6.9)%
Capital spending	65.0	57.0	14.0%

Sales were up due to volume improvements, higher selling prices and corrugating medium sales. The volume improvements were seen throughout the segment as businesses continued to recover from the global economic recession. The most significant volume increases occurred in the North American and European tube and core operations, which were also the units most significantly impacted by the recession. Volume improvements were most notable in the first half of the year, as the second half of 2009 had started to show some signs of recovery. Volume in the segment increased by approximately 8%. Higher year-over-year selling prices, primarily due to higher average market costs for OCC, also contributed significantly to the sales increase. In 2010, the Company began selling corrugating medium from a machine that had been producing exclusively for Georgia-Pacific under a cost-plus fixed-management-fee arrangement, accounting for approximately $66 million of additional sales. Domestic sales increased approximately $225 million, or 35.5%, to approximately $859 million. International sales increased approximately $81

FORM 10-K Sonoco 2010 Annual Report	21

million, or 11.5% to approximately $786 million, with approximately $15 million of the increase a result of favorable foreign exchange rates.

The combination of higher volumes, productivity initiatives, the full-year impact of restructuring actions on fixed costs and lower pension costs resulted in an 80% improvement in segment operating profits in 2010. Partially offsetting these favorable factors was an unfavorable price/cost relationship that resulted from the Company’s inability to fully recover an approximate 140% increase in average OCC prices through higher selling prices and higher costs for labor, freight and energy. The Company’s manufacturing plant in Bastrop, Louisiana, which primarily produced molded plugs used in tubes and cores for the paper industry, was destroyed by fire on November 5, 2010. While the Company is not planning to rebuild the plant, the majority of the production capability will be replaced. Therefore, the earnings impact of the fire, net of insurance recoveries, on 2011 results is not expected to be material.

Significant capital spending included the modification of several paper machines, primarily in North America and Europe, and productivity projects throughout the segment.

Packaging Services

($ in millions)	2010	2009	% Change
Trade sales	$469.1	$426.5	10.0%
Segment operating profits	12.5	11.0	13.6%
Depreciation, depletion and amortization	8.6	10.9	(21.1)%
Capital spending	8.6	5.2	65.4%

As a result of bidding activity conducted in the fourth quarter of 2009 by a major customer of the Packaging Services segment, the Company lost approximately $47 million of that customer’s annual business beginning in mid 2010. The year-over-year impact of the lost business with this customer, all of which occurred during the second half of 2010, totaled approximately $26 million; an additional year-over-year loss of approximately $21 million is expected in the first half of 2011. Further, another of the segment’s customers notified the Company in late 2009 of its intention to consolidate its business with another vendor beginning in 2011. Due to anticipated growth from new business, management does not expect the loss of business from these customers to have a material adverse effect on the segment’s operating results over the long term. Sales increases in Poland and Mexico more than offset the 2010 decline resulting from these business losses. Domestic sales decreased to approximately $266 million, a 6.8% reduction, while international sales increased 43.8% to approximately $203 million. The increase in international sales was a result of the increased service center volume in Poland and Mexico, as the impact of foreign currency translation was not significant in 2010.

Segment operating profits improved as productivity initiatives and increased volume more than offset an unfavorable shift in the mix of business and lower selling prices. The margins on the new business were lower that those on the lost point-of-purchase and fulfillment business.

Capital spending included capacity expansion in South America, some manufacturing consolidation in the United States, as well as numerous productivity and customer development projects in the United States and Europe.

All Other Sonoco

($ in millions)	2010	2009	% Change
Trade sales	$341.5	$281.1	21.5%
Operating profits	41.6	26.4	57.6%
Depreciation, depletion and amortization	8.9	7.7	15.6%
Capital spending	9.8	6.7	46.3%

Sales for All Other Sonoco increased primarily due to improved volumes in molded plastics, protective packaging and wire and cable reels. Selling prices of these same products were higher year over year in response to increased input costs, and the impact of two small acquisitions also increased sales. Domestic sales were approximately $267 million, up 23.5% from 2009, and international sales were approximately $74 million, an increase of 14.8%.

Operating profits in All Other Sonoco increased due primarily to higher volume, improved productivity and lower pension costs. The increase was dampened by an unfavorable selling price/material cost variance as selling price increases were unable to recover higher raw material costs.

Capital spending included investing in productivity and customer development projects in the United States, primarily for molded and extruded plastics.

Financial position, liquidity and capital resources

Cash Flow

Cash flow from operations totaled $375.1 million in 2010 and $391.0 million in 2009. The impact of higher earnings in 2010 was offset by an increased use of cash to fund working capital required by higher levels of business activity.

Cash flow used by investing activities was $283.7 million in 2010, compared with $91.5 million in 2009. This increase was due largely to a $132.3 million increase in acquisition spending driven primarily by the acquisitions of Associated Packaging Technologies, Inc. and Madem Reels USA, Inc. Additionally, capital spending increased to $145.9 million in 2010 from $104.1 million in 2009. This increase in capital spending represented a return to a more normal historic level as business conditions improved. Capital spending is expected to be approximately $140 million to $150 million in 2011.

Net cash used by financing activities totaled $116.6 million in 2010, compared with $219.7 million in 2009. In November 2010, the Company issued $350 million of new 5.75% bonds due November 2040, and used $294.0 million of the proceeds to tender for and redeem approximately 55% of its other outstanding bonds. The cash cost of the tender included $244.1 million of principal, $49.2 million of market adjustment and premium paid to tendering bondholders, plus bank and other fees totaling $0.7 million. Additionally, the Company redeemed $100 million of 6.75% bonds that matured in November 2010. Cash dividends increased 3.6% to $111.8 million in 2010 from $107.9 million in 2009, and the Company repurchased approximately 0.7 million shares of its common stock at a cost of $24.7 million during

22

2010. Net proceeds from the exercise of stock awards totaled $23.2 million in 2010. Net borrowings increased $42.4 million in 2010, compared with net repayments of $116.2 million in 2009.

Current assets increased year over year by $160.9 million to $1,157.5 million at December 31, 2010. The increase resulted from higher levels of trade accounts receivable due to stronger fourth quarter sales in 2010 compared with 2009, and higher levels of inventory as production increased in the fourth quarter of 2010 to meet increased customer demand. Current liabilities decreased year over year by $25.0 million to $780.6 million at December 31, 2010, as a $61.4 million increase in accounts payable due to the higher level of business activity in the fourth quarter of 2010 was offset by a $101.1 million decrease in notes payable and current portion of long-term debt as the Company redeemed its $100 million, 6.75% bonds upon maturity in November 2010. The Company’s current ratio was 1.5 at December 31, 2010 and 1.2 at December 31, 2009.

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

Contractual Obligations

The following table summarizes contractual obligations at December 31, 2010:

	Payments Due In
($ in millions)	Total	2011	2012-2013	2014-2015	Beyond 2015	Uncertain
Debt obligations	$620.9	$16.9	$136.3	$33.5	$434.2	$—
Interest payments[1]	655.6	33.3	66.2	51.1	505.0	—
Operating leases	114.4	34.0	48.5	19.9	12.0	—
Income tax contingencies[2]	25.7	—	—	—	—	25.7
Purchase obligations[3]	386.8	63.8	125.2	116.7	81.1	—
Total contractual obligations[4]	$1,803.4	$148.0	$376.2	$221.2	$1,032.3	$25.7
[1]	Includes interest payments on outstanding fixed-rate, long-term debt obligations, as well as financing fees on the backstop line of credit.
[2]	Due to the nature of this obligation, the Company is unable to estimate the timing of the cash outflows.
[3]	Includes only long-term contractual commitments. (Does not include short-term obligations for the purchase of goods and services used in the ordinary course of business.)
[4]	Excludes potential cash funding requirements of the Company’s retirement plans and retiree health and life insurance plans.

Capital Resources

The Company’s total debt, including the impact of foreign exchange rates, increased by $40.1 million to $620.9 million at December 31, 2010.

Under Internal Revenue Service rules, U.S. corporations may borrow funds from foreign subsidiaries for up to 30 days without unfavorable tax consequences. In 2008, this rule was temporarily amended to extend the period allowed up to 60 days. Beginning January 1, 2011, this temporary extension will no longer apply to the Company. At various times throughout 2009 and 2010, including each year end, the Company utilized this rule to access offshore cash in lieu of issuing commercial paper. Amounts outstanding under the rule at December 31, 2010 and 2009, were $100 million and $10 million, respectively. These short-term lending arrangements were subsequently settled within the 60-day period, resulting in equivalent increases in commercial paper outstanding and cash on hand. Depending on its immediate offshore cash needs, the Company may choose to access such funds again in the future as allowed under the rule.

The Company currently operates a $350 million commercial paper program, supported by a committed bank credit facility of the same amount. On October 18, 2010, the Company entered into an amended and restated credit agreement for that facility with a syndicate of eight banks. The new $350 million bank credit facility is committed through October 2015, and replaced a similar facility established on May 3, 2006. If circumstances were to prevent the Company from issuing commercial paper, it has the contractual right to draw funds directly on the underlying bank credit facility. Outstanding commercial paper, a component of the Company’s long-term debt, totaled $30.0 million at December 31, 2010.

Acquisitions and internal investments are key elements of the Company’s growth strategy. The Company believes that cash on hand, cash generated from operations and the available borrowing capacity available under its existing credit agreement will enable it to support this strategy. Although the Company currently has no intent to do so, it may obtain additional financing in order to pursue its growth strategy. Although the Company believes that it has excess borrowing capacity beyond its current lines, there can be no assurance that such financing would be available or, if so, at terms that are acceptable to the Company.

The Company’s various U.S and international defined benefit pension and postretirement plans were underfunded at the end of 2010 by approximately $334 million. During 2010, the Company contributed approximately $29 million to its benefit plans. The Company anticipates that benefit plan contributions in 2011 will total approximately $118 million, including an $85 million contribution to its U.S qualified defined benefit pension plan in January 2011 designated for the 2010 plan year. Future funding requirements will depend largely on actual investment returns and future actuarial

FORM 10-K Sonoco 2010 Annual Report	23

assumptions. Participation in the U.S. qualified defined benefit pension plan is frozen for salaried and non-union hourly U.S. employees hired on or after January 1, 2004. In February 2009, the plan was further amended to freeze service credit earned effective December 31, 2018. This change is expected to moderately reduce the volatility of long-term funding exposure and expenses.

Total equity increased $127.1 million during 2010 as net income of $201.5 million and other comprehensive income of $18.8 million was partially offset by dividend payments of $112.9 million. The primary components of other comprehensive income were a $8.1 million translation gain stemming from the impact of the weaker U.S. dollar on the Company’s foreign investments and a $13.6 million net defined benefit plan adjustment stemming primarily from 2010 investment performance on the assets in the Company’s various defined benefit plans. Total equity increased $206.1 million during 2009, as net income of $155.1 million and other comprehensive income of $145.5 million was partially offset by dividend payments of $109.0 million. Other comprehensive income included an $80.8 million translation gain stemming from the impact of the weaker U.S. dollar on the Company’s foreign investments and a $56.1 million net defined benefit plan adjustment stemming primarily from 2009 investment performance on the assets in the Company’s various defined benefit plans.

The Company’s Board of Directors has authorized the repurchase of up to 5 million shares of the Company’s common stock. On December 3, 2010, the Company announced its intention to immediately begin repurchasing 2 million of the 5 million shares authorized. During 2010, 0.7 million shares were repurchased under this program at a cost of $23.2 million. Accordingly, at December 31, 2010, a total of 4.3 million shares remain available for repurchase. As of February 17, 2011, an additional 0.6 million shares had been repurchased at a cost of $21.5 million. An additional 0.7 million shares are expected to be repurchased by the end of the first quarter of 2011.

Although the ultimate determination of whether to pay dividends is within the sole discretion of the Board of Directors, the Company plans to increase dividends as earnings grow. Dividends per common share were $1.11 in 2010, $1.08 in 2009 and $1.07 in 2008. On February 9, 2011, the Company declared a regular quarterly dividend of $0.28 per common share payable on March 10, 2011, to shareholders of record on February 18, 2011.

Off-balance Sheet Arrangements

The Company had no material off-balance sheet arrangements at December 31, 2010.

Risk Management

As a result of operating globally, the Company is exposed to changes in foreign exchange rates. The exposure is well diversified as the Company’s facilities are spread throughout the world, and the Company generally sells in the same countries where it produces. The Company monitors these exposures and may use traditional currency swaps and forward exchange contracts to hedge a portion of forecasted transactions that are denominated in foreign currencies, foreign currency assets and liabilities or net investment in foreign subsidiaries. The Company’s foreign operations are exposed to political and cultural risks, but the risks are mitigated by diversification and the relative stability of the countries in which the Company has significant operations. The Company’s operations in Venezuela may be impacted by the economic issues being faced in that country; however, due to the relatively small size of these operations, the Company does not believe that any such impact would have a material adverse effect on its financial statements. For accounting and reporting purposes, Venezuela is considered a hyper-inflationary economy. Local currency denominated assets in Venezuela totaled approximately $4.5 million at December 31, 2010, while total net assets were only $1.8 million.

The Company is exposed to interest-rate fluctuations as a result of using debt as a source of financing for its operations. The Company may, from time to time, use traditional, unleveraged interest-rate swaps to manage its mix of fixed and variable rate debt and to control its exposure to interest rate movements within selected ranges. During 2009, the Company entered into an interest rate derivative to swap $150 million notional value of its 6.5% debentures due November 2013 to a floating rate. On September 21, 2010, that swap was settled prior to maturity. The Company received a cash payment for this settlement of $5.9 million. The unamortized portion of the gain, $2.4 million, was reported net with the related bond at December 31, 2010. This gain will be amortized over the remaining life of the bond and netted against interest costs.

The Company is a purchaser of various raw material inputs such as recovered paper, energy, steel, aluminum and resin. The Company generally does not engage in significant hedging activities, other than for energy and, from time to time, aluminum, because there is usually a high correlation between the primary input costs and the ultimate selling price of its products. Inputs are generally purchased at market or at fixed prices that are established with individual vendors as part of the purchase process for quantities expected to be consumed in the ordinary course of business. On occasion, where the correlation between selling price and input price is less direct, the Company may enter into derivative contracts such as futures or swaps to reduce the effect of price fluctuations.

At December 31, 2010, the Company had contracts outstanding to fix the costs of a portion of commodity, energy and foreign exchange risks for various periods through December 2012. Of these, the Company had swaps to cover approximately 6.0 million MMBTUs of natural gas representing approximately 70% and 50% of anticipated U.S. and Canadian natural gas usage for 2011 and 2012, respectively. Additionally, the Company had swap contracts covering 4,528 metric tons of aluminum, representing approximately 36% and 3% of anticipated usage for 2011 and 2012, respectively, and 51,600 short tons of OCC representing approximately 4% of anticipated usage for 2011. Both the aluminum and OCC hedges relate to fixed-price customer contracts. At December 31, 2010, the Company had a number of foreign currency contracts in place as both designated and undesignated hedges of either anticipated foreign currency denominated transactions or existing financial assets and liabilities. At December 31, 2010, the total notional amount, in U.S. dollar terms, was $129 million, of which $68 million related to the Canadian dollar and $51 million to the euro.

The fair market value of derivatives was a net unfavorable position of $12.1 million ($7.7 million after tax) at December 31, 2010, and a net unfavorable position of $7.4 million ($4.6 million after tax) at

24

December 31, 2009. Derivatives are marked to fair value using published market prices, if available, or estimated values based on current price quotes and a discounted cash flow model. See Note 9 to the Consolidated Financial Statements for more information on financial instruments.

The Company is subject to various federal, state and local environmental laws and regulations concerning, among other matters, solid waste disposal, wastewater effluent and air emissions. Although the costs of compliance have not been significant due to the nature of the materials and processes used in manufacturing operations, such laws also make generators of hazardous wastes and their legal successors financially responsible for the cleanup of sites contaminated by those wastes. The Company has been named a potentially responsible party at several environmentally contaminated sites. These regulatory actions and a small number of private party lawsuits are believed to represent the Company’s largest potential environmental liabilities. The Company has accrued $62.0 million (including $58.7 million associated with U.S. Mills) at December 31, 2010, compared with $63.8 million at December 31, 2009 (including $60.4 million associated with U.S. Mills), with respect to these sites. See “Environmental Charges,” Item 3 – Legal Proceedings, and Note 14 to the Consolidated Financial Statements for more information on environmental matters.

Results of operations – 2009 versus 2008

Net income attributable to Sonoco in 2009 was $151.5 million, compared with $164.6 million for 2008. Earnings in 2009 were negatively impacted by after-tax restructuring charges of $23.0 million and a $5.3 million charge related to a retrospective tax-law change in Mexico. 2008 earnings were negatively impacted by a $31.0 million after-tax, noncash impairment charge related to the Company’s remaining financial interest in the 2003 sale of its High Density Film business and $30.8 million in after-tax restructuring-related costs and impairments.

Base earnings were $179.8 million for 2009, compared with $226.4 million for 2008, a decline of 21%. This decline was primarily due to lower Companywide volumes and an increase in pension costs of $33.0 million, after tax. These items were partially offset by strong productivity improvements, reduced fixed costs, some of which were a result of restructuring actions, and a favorable price/cost relationship.

Sales dropped 13% from 2008 levels to $3.6 billion in 2009. Volume declines occurred throughout the Company, but most notably in the industrial-focused businesses, accounting for more than half of the year-over-year sales deterioration. Most significant during the first half of the year, the volume declines moderated during the third quarter, and volume turned positive year-over-year during the fourth quarter. The impact of selling prices in 2009 was a negative factor when compared with prior year levels. These declines in the Tubes and Cores/Paper segment, resulting from lower input costs, more than offset price increases in the Consumer Packaging segment, where material and other costs were higher. In addition to volume and price declines, sales were lower as a result of the stronger dollar during the first three quarters of 2009. This exchange impact partially reversed in the fourth quarter as the dollar declined against other currencies, but the impact for the total year was still unfavorable.

Overall gross profit margin increased to 18.5% in 2009, compared with 17.6% in 2008. Margins benefitted from positive price/cost relationships, most notably in the Consumer Packaging segment, productivity improvements in most of the Company’s businesses, and management’s efforts on fixed cost control.

The consolidated effective tax rate was 31.2% in 2009, compared with 27.1% in 2008. This increase was due to a 2009 $5.3 million charge related to a change in Mexican tax law and a $4 million prior year benefit in Italy. The 2009 Mexico law change had a retrospective effect for years back to 1999, and eliminated the benefits of filing consolidated tax returns in those years. The prior year benefit in Italy related to an asset basis adjustment election made by the Company in 2008. The effective tax rate on base earnings was 29.0% in 2009, relatively flat with 29.4% in 2008.

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

Costs and Expenses

Lower volumes and, to a lesser degree, input prices combined to reduce the Company’s 2009 total cost of sales from prior year levels. The market price for OCC, the Company’s most significant raw material in dollar terms, began the year at historically low levels and moved considerably higher over the course of the year; however, on average, OCC cost was lower than in 2008. Prices paid for resins and freight were also down year over year. Conversely, the Company’s cost for tinplate steel started off at historically high levels, trended down over the course of the year, and ultimately averaged out higher than in 2008.

In 2009, aggregate pension and postretirement expenses increased $50.6 million to $81.4 million, versus $30.8 million in 2008. Approximately 75% of these expenses are reflected in cost of sales, with the balance in selling, general and administrative expenses. There was a positive return on the assets of U.S. based defined benefit plans of 21% in 2009, compared with a negative return of 24.3% in 2008.

FORM 10-K Sonoco 2010 Annual Report	25

During the year, the Company engaged in a number of cost management efforts, including realigning its business and streamlining the management organization to be more efficient; enhancing productivity and controlling variable costs; and reducing structural costs to a level management believed is aligned with new market realities, while maintaining the capacity necessary to grow with customers. The Company’s efforts to reduce fixed costs, which included rationalizing its manufacturing footprint, reflected lower revised expectations of what normal post-recession market demand will look like. Plant rationalization and other cost-reduction efforts reduced the workforce of the industrial businesses by approximately 15% between January 1, 2008 and December 31, 2009, while also reducing positions in the consumer and corporate functions.

Selling, general and administrative expenses as a percentage of sales increased to 10.7% for the year from 9.1% in 2008. In total, these expenses were $12.1 million higher year over year. This increase is due to higher pension and incentive compensation costs, which were partially offset by fixed cost reduction efforts.

Research and development costs, all of which were charged to expense, totaled $14.5 million and $15.9 million in 2009 and 2008, respectively.

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

Sales decreased due to lower volume throughout the segment except for small gains in rigid plastic bottles. Overall segment volumes were down approximately 4%. In addition, although the dollar weakened during the fourth quarter, the total year impact of exchange rates was unfavorable by $34 million. Increased selling prices, resulting from higher material and other costs, partially offset the negative factors. Domestic sales were approximately $1,180 million, flat with 2008, while international sales were approximately $371 million, down 8.7%, or $35 million, from 2008. The decline in international sales was almost completely due to the impact of foreign exchange rates.

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

Sales were down due to volume shortfalls, lower selling prices and unfavorable exchange rates. The only operations showing year-over-year volume improvements included European paper operations and Latin American tube and core operations. The most significant volume declines occurred in the North American and European tube and core operations. Volume declined most notably during the first half of the year and began to stabilize in the third quarter. Fourth quarter volumes showed improvement over a very weak 2008 fourth quarter. Excluding the impact of the divestiture of the Canadian recycling paper operation and the shutdown of a paper mill in China in 2008, volume in the segment decreased by approximately 9%. Lower year-over-year selling prices, primarily due to lower average market costs for OCC, also contributed to the sales decline. Domestic sales decreased approximately $166 million, or 20.8%, to approximately $634 million. International sales decreased approximately $169 million, or 19.3%, to approximately $705 million, with approximately $81 million of the decline a result of unfavorable foreign exchange rates.

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

26

Packaging Services

($ in millions)	2009	2008	% Change
Trade sales	$426.5	$501.4	(14.9)%
Segment operating profits	11.0	28.5	(61.3)%
Depreciation, depletion and amortization	10.9	11.0	(1.3)%
Capital spending	5.2	2.6	99.0%

Sales declined on volume shortfalls in North America and the unfavorable impact of exchange rates. The volume shortfalls were related to lower activity in the dedicated service centers, and were partially offset by increased service center volume in Poland. Domestic sales decreased to approximately $285 million, a 14.7% reduction, while international sales decreased 15.3% to approximately $141 million. Excluding an unfavorable $41 million impact of foreign currency translation, international sales increased as a result of the increased service center volume in Poland.

The decrease in segment operating profits was attributable to slightly lower volumes in point-of-purchase activities, an unfavorable shift in the mix of business and higher pension costs. Lower fixed costs, resulting from restructuring actions, mitigated a portion of the unfavorable factors. Although service center volume decreased, it had very little impact on profits as these sales were on a pass-through basis with no significant gross margin.

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

Critical accounting policies and estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The Company evaluates these estimates and assumptions on an ongoing basis, including but not limited to those related to inventories, bad debts, derivatives, income taxes, intangible assets, restructuring, pension and other postretirement benefits, environmental liabilities, and contingencies and litigation. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from estimates. The impact of and any associated risks related to estimates, assumptions and accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in the Notes to the Consolidated Financial Statements, if applicable, where such estimates, assumptions and accounting policies affect the Company’s reported and expected financial results.

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

FORM 10-K Sonoco 2010 Annual Report	27

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

The Company’s reporting units are one level below its operating segments, as determined in accordance with applicable US GAAP. The Company uses a discounted cash flow model to estimate the fair value of its reporting units with consideration given to estimated trading and transaction multiples. The Company’s model discounts future cash flows, forecasted over a ten-year period, with an estimated residual growth rate. In order to project and discount the future cash flows associated with each reporting unit, the Company must make a number of assumptions and estimates. In addition to the assumed discount and residual growth rates, these assumptions and estimates include future market size and market share, sales volumes and prices, costs to produce, working capital changes, capital spending requirements and the impact of currency exchange rates. When estimating the fair values of its reporting units, the Company’s analysis takes into consideration historical data and experience together with all other relevant information available. However, because the analysis is an estimate, fair values that could be realized in actual transactions may differ from those used to evaluate the impairment of goodwill. In addition, changes in the underlying assumptions and estimates may result in a different conclusion regarding impairment.

The Company completed its most recent annual goodwill impairment testing during the third quarter of 2010. Based on the results of its evaluation, the Company concluded that there was no impairment of goodwill for any of its reporting units. For testing purposes, the fair values of the Company’s reporting units were estimated using a discounted cash flow model based on projections of future years’ operating results and associated cash flows, together with comparable trading and transaction multiples. The Company’s projections incorporated management’s best estimates of the expected future results, which include expectations related to new business wins, and, where applicable, improved operating margins. Future cash flows were discounted to present value using a discount rate commensurate with the risks inherent in the cash flows. Should forecasted growth and/or margin improvement not materialize, or if the Company’s assessments of the relevant facts and circumstances change, noncash impairment charges may be required in the future, depending on the reporting unit. In management’s opinion, should actual results fall short of projections, the reporting units with significant goodwill having the greatest risk of future impairment include Matrix Packaging, Tubes and Cores/Paper – Europe, Packaging Services, Flexible Packaging, and Rigid Paper Containers – Australia/New Zealand. Total goodwill associated with these reporting units was approximately $130 million, $102 million, $150 million, $94 million, and $6 million, respectively at December 31, 2010. These amounts are essentially unchanged from their values at the time of the annual evaluation.

Matrix Packaging manufactures blow-molded plastic containers primarily for use in nonfood applications. Matrix Packaging was acquired in May 2007 to be a growth platform for the Company and to expand the Company’s operations into the health and beauty market. Since that time, the Company has continued to invest significantly in the business and projections for this reporting unit reflect management’s expectations for revenue growth as well as improvements in operating margins. Sales growth is expected to be driven by new business wins from key nonfood customers and expansion into more food-based applications. Results in the second half of 2010 fell short of management’s projections due largely to unanticipated market weakness with served customers, as market share is estimated to have remained steady. In addition, the unit experienced operational productivity problems at one of its plants associated with new business start up activities. Although results were disappointing, management believes these issues are temporary in nature and, as such, its long-term outlook for the unit currently remains unaffected. Should expected sales growth and margin improvements not materialize, goodwill impairment charges may be incurred. In the annual evaluation of goodwill impairment, the estimated fair value of Matrix Packaging exceeded its carrying value by approximately 20%.

Tubes and Cores/Paper-Europe manufactures tubes and cores, using internally produced recycled paperboard, for sale to a variety of industrial industries throughout Europe. Any paperboard not used internally is sold to third parties. While this unit was hard-hit by the global recession, volume has rebounded to within approximately 5% of pre-recession levels. Margins, however, remain below those levels as selling prices have not kept pace with cost increases. Management believes that sales will return to pre-recession levels over the next one to two years with growth coming from Western Europe as well as certain eastern European countries. Margins are also expected to slowly increase from current levels on a recovery in the price/cost relationship and productivity improvements. In the annual evaluation of goodwill impairment, the estimated fair value of Tubes and Cores/Paper-Europe exceeded its carrying value by approximately 40%.

The Company’s Packaging Services segment lost approximately $47 million of annualized sales volume, resulting from bidding activity conducted by a major customer in the fourth quarter of 2009. The loss of this business began in the second quarter of 2010 and has now been transitioned. Further, another of the segment’s customers notified the Company in late 2009 of its decision to consolidate its business with another vendor. While this decision did not impact 2010, it is expected to result in an annual sales reduction of approximately $30 million beginning July 2011. Sales lost in 2010 due to these events were more than offset by new or expanded business, and based on management’s analysis, only relatively modest revenue growth would be required to avoid potential impairment. Based on its evaluation of future projects and other opportunities, management expects new business over the next two to three years to fully offset all of these lost sales. Should sales growth not materialize, or the profitability of new business be less than expected, goodwill impairment charges may be incurred. In the annual

28

evaluation of goodwill impairment, the estimated fair value of Packaging Services, which is its own reporting unit for goodwill testing purposes, exceeded its carrying value by approximately 29%.

The Company has been advised by one of its Flexible Packaging customers that its current contract to provide certain packaging will not be renewed in its entirety. According to the customer, the business will be phased out over the next two years. The transition did not impact 2010 sales or base earnings. As a result, in the third quarter of 2010 the Company recorded a noncash asset impairment charge of approximately $12.6 million on certain long-lived assets within the affected operations. The expected loss of business was reflected in the Company’s evaluation of goodwill. Although no impairment of goodwill was deemed necessary, management’s projections reflect the expectation that these lost sales will be replaced by new business in approximately the same time frame over which it is lost and that operating margins will benefit from improved manufacturing productivity and overhead cost management. Should the sales growth not materialize, and/or the operating margins not benefit to the extent expected, goodwill impairment charges may be incurred. In its evaluation of goodwill impairment, management estimated that the fair value of the Flexible Packaging unit exceeded its carrying value by approximately 27%.

During the time subsequent to the annual evaluation and at December 31, 2010, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management’s opinion that no such events have occurred.

Holding the other valuation assumptions constant, a downward shift in projected operating profits across all future periods in Matrix Packaging, Tubes and Cores/Paper – Europe, Packaging Services and Flexible Packaging in excess of 17%, 24%, 38% and 25%, respectively, would indicate that the carrying value of the respective business unit may be in excess of fair value. The future operating performance of these units is dependent upon a number of variables which cannot be predicted with certainty.

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

The estimate for the potential outcome of any uncertain tax issue is highly judgmental. The Company believes it has adequately provided for any reasonably foreseeable outcome related to these matters. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitations on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the eventual resolution of these matters could have a different impact on the effective rate than currently reflected or expected.

Stock-based Compensation Plans

The Company utilizes share-based compensation in the form of stock options, stock appreciation rights, restricted stock units and other share-based awards. Certain awards are in the form of contingent stock units where both the ultimate number of units and the vesting period are performance based. The amount and timing of compensation expense associated with these performance-based awards are based on estimates regarding future performance using measures defined in the plans. In 2010, the performance measures consisted of Earnings per Share and Return on Net Assets Employed. Changes in estimates regarding the future achievement of these performance measures may result in significant fluctuations from period to period in the amount of compensation expense reflected in the Company’s Consolidated Financial Statements.

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

Pension and Postretirement Benefit Plans

The Company has significant pension and postretirement benefit costs that are developed from actuarial valuations. The actuarial valuations employ key assumptions which have a significant impact on the Company’s projected liabilities for pension and other postretirement benefits. The key actuarial assumptions used at December 31, 2010, in determining the projected benefit obligation and the accumulated benefit obligation for U.S. retirement and retiree health and life insurance plans include: a discount rate of 5.25%, 4.91% and 4.37% for the qualified retirement plan, non-qualified retirement plans, and retiree health and life insurance plan, respectively, and a rate of compensation increase ranging from 4.29% to 6.12%. The key actuarial assumptions used to determine 2010 net periodic benefit cost for U.S. retirement and retiree health and life insurance plans include: a discount rate of 5.77%, 5.49% and 5.08% for the qualified retirement plan, non-qualified retirement plans, and retiree health and life insurance plan, respectively; an expected long-term rate of return on plan assets of 8.5%; and a rate of compensation increase ranging from 4.38% to 6.21%.

During 2010, the Company recorded total pension and postretirement benefit expenses of approximately $52.6 million, compared with $81.4 million during 2009. The 2010 amount reflects $79.3 million of

FORM 10-K Sonoco 2010 Annual Report	29

expected returns on plan assets at the assumed rate of 8.5% and interest cost of $73.8 million at a weighted-average discount rate of 5.78%. The 2009 amount reflects $60.5 million of expected returns on plan assets at the assumed rate of 8.5% and interest cost of $76.9 million at a weighted-average discount rate of 6.56%. During 2010, the Company made contributions to its pension and postretirement plans of $29.2 million. An additional $85.0 million contribution was made to the Company’s U.S. qualified defined benefit pension plan in January 2011 for the 2010 plan year. During 2009, the Company made contributions to its pension and postretirement plans of $122.2 million, including a $100.0 million voluntary contribution made to its U.S. qualified defined benefit pension plan in December 2009. Contributions vary from year to year depending on various factors the most significant being asset market values and interest rates. Although the 2009 voluntary contribution reduced cash flows from operations during the year, it did not have a significant impact on 2009 pension expense. Cumulative net actuarial losses were approximately $494 million at December 31, 2010, and are primarily the result of poor asset performance in 2008 and from 2000 through 2002. Actuarial losses/gains outside of the 10% corridor defined by U.S. GAAP are amortized over the average remaining service life of the plan’s active participants or the average remaining life expectancy of the plan’s inactive participants (if all or almost all of the plan’s participants are inactive).

The U.S. qualified defined benefit plan was amended effective January 1, 2011, to split the plan into two separate plans based on participant status–one plan including the active participants and one plan including the inactive participants. The plans were remeasured at January 1, 2011, with discount rates of 5.52% and 5.01% used to measure the initial projected benefit obligation of the “active plan” and “inactive plan”, respectively. A discount rate of 5.25% had been used to measure the projected benefit obligation of the combined plan at December 31, 2010. The remeasurement resulted in an increase in the projected benefit obligation of less than $0.3 million. Actuarial losses on the combined plan in 2010 were amortized over the average remaining service life of the active participants, about 10 years. In 2011, the basis for amortizing such losses relating to the “inactive plan” will be the average remaining life expectancy of the inactive participants, about 22 years.

The expected long-term rate of return assumption for determining 2011 benefit plan expense has been lowered from 8.5% to 8.0% for the “active plan” in order to reflect changes in the expected long-term rates of return for each asset class. The Company intends to manage the investment portfolio of the “inactive plan” assets in such a way as to reduce market risk over the long term. Accordingly, the expected long-term rate of return assumption for the “inactive plan” for determining 2011 benefit plan expense is 7.7% which reflects an expected shift of plan assets beginning in 2011 to a targeted portfolio weighted more heavily in fixed income securities.

Total benefit plan expense in 2011 is expected to be approximately $17 million lower than in 2010. Contributing to the decrease are higher expected returns on plan assets, driven by a 2011 asset base that is larger due to strong investment performance in 2010 and the $85 million contribution made in January 2011, and lower amortization expense resulting from the plan amendment discussed above.

The Company adjusts its discount rates at the end of each fiscal year based on yield curves of high-quality debt instruments over durations that match the expected benefit payouts of each plan. The expected rate of return assumption is derived by taking into consideration the targeted plan asset allocation, projected future returns by asset class and active investment management. A third party asset return model was used to develop an expected range of returns on plan investments over a 12 to 15 year period, with the expected rate of return selected from a best estimate range within the total range of projected results. The Company periodically rebalances its plan asset portfolio in order to maintain the targeted allocation levels. The rate of compensation increase assumption is generally based on salary and incentive increases. A key assumption for the U.S. retiree health and life insurance plan is a medical cost trend rate beginning at 8.0% for post-age 65 participants and trending down to an ultimate rate of 5.5% in 2016. The ultimate trend rate of 5.5% represents the Company’s best estimate of the long-term average annual medical cost increase over the duration of the plan’s liabilities. It provides for real growth in medical costs in excess of the overall inflation level.

Other assumptions and estimates impacting the projected liabilities of these plans include inflation, participant withdrawal and mortality rates and retirement ages. The Company annually reevaluates assumptions used in projecting the pension and postretirement liabilities and associated expense. These judgments, assumptions and estimates may affect the carrying value of pension and postretirement plan net assets and liabilities and pension and postretirement plan expenses in the Company’s Consolidated Financial Statements. The sensitivity to changes in the critical assumptions for the Company’s U.S. plans as of December 31, 2010, is as follows:

Assumption ($ in millions)	Percentage Point Change	Projected Benefit Obligation Higher/(Lower)	Annual Expense Higher/ (Lower)
Discount rate	-.25 pts	$32.3	$2.7
Expected return on assets	-.25 pts	N/A	$1.9

See Note 12 to the Consolidated Financial Statements for additional information on the Company’s pension and postretirement plans.

Recent accounting pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

30

Item 7A. Quantitative and qualitative disclosures about market risk

Information regarding market risk is provided in this Annual Report on Form 10-K under the following items and captions: “Conditions in foreign countries where the Company operates may reduce earnings” and “Foreign exchange rate fluctuations may reduce the Company’s earnings” in Item 1A-Risk Factors; “Risk Management” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; and in Note 8 to the Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data.

Item 8. Financial statements and supplementary data

The Consolidated Financial Statements and Notes to the Consolidated Financial Statements are provided on pages F-1 through F-31 of this report. Selected quarterly financial data is provided in Note 18 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

FORM 10-K Sonoco 2010 Annual Report	31

Report of Independent Registered Public Accounting Firm

To the shareholders and directors of Sonoco Products Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Sonoco Products Company and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Charlotte, North Carolina

February 28, 2011

FORM 10-K Sonoco 2010 Annual Report	F1

Consolidated Balance Sheets

Sonoco Products Company

(Dollars and shares in thousands) At December 31	2010	2009
Assets
Current Assets
Cash and cash equivalents	$158,249	$185,245
Trade accounts receivable, net of allowances of $8,614 in 2010 and $10,978 in 2009	508,144	428,293
Other receivables	31,917	35,469
Inventories
Finished and in process	147,062	114,652
Materials and supplies	222,365	173,876
Prepaid expenses	66,782	33,300
Deferred income taxes	22,997	25,738
	1,157,516	996,573
Property, Plant and Equipment, Net	944,136	926,829
Goodwill	839,748	813,530
Other Intangible Assets, Net	130,400	115,044
Long-term Deferred Income Taxes	42,100	57,105
Other Assets	167,114	153,499
Total Assets	$3,281,014	$3,062,580
Liabilities and Equity
Current Liabilities
Payable to suppliers	$436,785	$375,365
Accrued expenses and other	240,827	231,631
Accrued wages and other compensation	79,109	68,319
Notes payable and current portion of long-term debt	16,949	118,053
Accrued taxes	6,979	12,271
	780,649	805,639
Long-term Debt	603,941	462,743
Pension and Other Postretirement Benefits	323,040	321,355
Deferred Income Taxes	24,583	30,571
Other Liabilities	41,108	61,642
Commitments and Contingencies
Sonoco Shareholders’ Equity
Serial preferred stock, no par value
Authorized 30,000 shares
0 shares issued and outstanding as of December 31, 2010 and 2009
Common shares, no par value
Authorized 300,000 shares
100,510 and 100,149 shares issued and outstanding at December 31, 2010 and 2009, respectively	7,175	7,175
Capital in excess of stated value	441,328	421,632
Accumulated other comprehensive loss	(292,867)	(310,469)
Retained earnings	1,336,155	1,248,043
Total Sonoco Shareholders’ Equity	1,491,791	1,366,381
Noncontrolling Interests	15,902	14,249
Total Equity	1,507,693	1,380,630
Total Liabilities and Equity	$3,281,014	$3,062,580

The Notes beginning on page F6 are an integral part of these financial statements.

F2

Consolidated Statements of Income

Sonoco Products Company

(Dollars and shares in thousands except per share data) Years ended December 31	2010	2009	2008
Net sales	$4,124,121	$3,597,331	$4,122,385
Cost of sales	3,356,589	2,931,285	3,398,355
Gross profit	767,532	666,046	724,030
Selling, general and administrative expenses	405,356	386,459	374,396
Restructuring/Asset impairment charges	23,999	26,801	100,061
Income before interest and income taxes	338,177	252,786	249,573
Interest expense	37,413	40,992	53,401
Interest income	2,307	2,427	6,204
Loss from the early extinguishment of debt	48,617	—	—
Income before income taxes	254,454	214,221	202,376
Provision for income taxes	64,485	66,818	54,797
Income before equity in earnings of affiliates	189,969	147,403	147,579
Equity in earnings of affiliates, net of tax	11,505	7,742	9,679
Net income	201,474	155,145	157,258
Net (income)/loss attributable to noncontrolling interests	(421)	(3,663)	7,350
Net income attributable to Sonoco	$201,053	$151,482	$164,608

Weighted average common shares outstanding:
Basic	101,599	100,780	100,321
Assuming exercise of awards	944	249	665
Diluted	102,543	101,029	100,986

Per common share
Net income attributable to Sonoco:
Basic	$1.98	$1.50	$1.64
Diluted	$1.96	$1.50	$1.63

Cash dividends	$1.11	$1.08	$1.07

Consolidated Statements of Comprehensive Income/(Loss)

Sonoco Products Company

(Dollars in thousands) Years ended December 31	2010	2009	2008
Net income	$201,474	$155,145	$157,258
Other comprehensive income/(loss):
Foreign currency translation adjustments	8,119	80,780	(144,612)
Changes in defined benefit plans, net of tax	13,621	56,149	(194,149)
Change in derivative financial instruments, net of tax	(2,906)	8,526	(11,600)
Comprehensive income/(loss)	220,308	300,600	(193,103)
Comprehensive (income)/loss attributable to noncontrolling interests	(1,653)	(4,908)	10,406
Comprehensive income/(loss) attributable to Sonoco	$218,655	$295,692	$(182,697)

The Notes beginning on page F6 are an integral part of these financial statements

FORM 10-K Sonoco 2010 Annual Report	F3

Consolidated Statements of Changes in Total Equity

Sonoco Products Company

(Dollars and shares in thousands)	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Non- controlling Interests
		Outstanding	Amount
January 1, 2008	$1,463,486	99,431	$7,175	$391,628	$(107,374)	$1,150,108	$21,949
Net income	157,258					164,608	(7,350)
Other comprehensive income/(loss):
Translation loss	(144,612)				(141,556)		(3,056)
Defined benefit plan adjustment[1]	(194,149)				(194,149)
Derivative financial instruments[1]	(11,600)				(11,600)

Other comprehensive loss	(350,361)				(347,305)		(3,056)

Dividends	(107,366)					(107,366)
Adjustment upon adoption of Emerging Issues Task Force Issue No. 06-10	(1,459)					(1,459)
Adjustment to apply measurement date provisions of FAS 158[1]	(351)					(351)
Issuance of stock awards	9,977	332		9,977
Shares repurchased	(843)	(31)		(843)
Stock-based compensation	4,177			4,177
December 31, 2008	$1,174,518	99,732	$7,175	$404,939	$(454,679)	$1,205,540	$11,543
Net income	155,145					151,482	3,663
Other comprehensive income/(loss):
Translation gain	80,780				79,535		1,245
Defined benefit plan adjustment[1]	56,149				56,149
Derivative financial instruments[1]	8,526				8,526

Other comprehensive income	145,455				144,210		1,245

Dividends	(108,979)					(108,979)
Dividends paid to noncontrolling interests	(2,202)						(2,202)
Issuance of stock awards	9,316	468		9,316
Shares repurchased	(1,239)	(51)		(1,239)
Stock-based compensation	8,616			8,616
December 31, 2009	$1,380,630	100,149	$7,175	$421,632	$(310,469)	$1,248,043	$14,249
Net income	201,474					201,053	421
Other comprehensive income/(loss):
Translation gain	8,119				6,887		1,232
Defined benefit plan adjustment[1]	13,621				13,621
Derivative financial instruments[1]	(2,906)				(2,906)

Other comprehensive income	18,834				17,602		1,232

Dividends	(112,941)					(112,941)
Issuance of stock awards	28,550	1,099		28,550
Shares repurchased	(24,658)	(738)		(24,658)
Stock-based compensation	15,804			15,804
December 31, 2010	$1,507,693	100,510	$7,175	$441,328	$(292,867)	$1,336,155	$15,902
[1]	net of tax

The Notes beginning on page F6 are an integral part of these financial statements.

F4

Consolidated Statements of Cash Flows

Sonoco Products Company

(Dollars in thousands) Years ended December 31	2010	2009	2008
Cash Flows from Operating Activities
Net income	$201,474	$155,145	$157,258
Adjustments to reconcile net income to net cash provided by operating activities
Financial asset impairment	—	—	42,651
Asset impairment and pension curtailment	9,962	12,197	28,995
Loss from early extinguishment of debt	48,617	—	—
Depreciation, depletion and amortization	169,665	173,587	183,034
Share-based compensation expense	15,804	8,616	4,177
Equity in earnings of affiliates	(11,505)	(7,742)	(9,679)
Cash dividends from affiliated companies	17,123	5,563	7,632
Loss (Gain) on disposition of assets	1,422	(14,731)	(2,476)
Pension and postretirement plan expense	52,599	81,380	30,756
Pension and postretirement plan contributions	(29,194)	(122,195)	(20,492)
Tax effect of nonqualified stock options	5,063	1,990	811
Excess tax benefit of share-based compensation	(4,209)	(1,030)	(711)
Net increase (decrease) in deferred taxes	12,498	21,689	(18,844)
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments
Trade accounts receivable	(66,410)	(16,057)	58,627
Inventories	(57,071)	36,492	5,017
Payable to suppliers	43,255	15,438	(62,614)
Prepaid expenses	(1,330)	7,393	(7,721)
Accrued expenses	19,757	22,233	(23,659)
Income taxes payable and other income tax items	(49,993)	8,811	(1,041)
Fox River environmental reserves and insurance receivable	(1,687)	(6,997)	38,415
Other assets and liabilities	(704)	9,206	(30,742)
Net cash provided by operating activities	375,136	390,988	379,394
Cash Flows from Investing Activities
Purchase of property, plant and equipment	(145,910)	(104,150)	(123,114)
Cost of acquisitions, net of cash acquired	(137,835)	(5,504)	(5,535)
Proceeds from the sale of assets	8,486	19,909	19,758
Net increase in investment in affiliates and other	(8,450)	(1,765)	(1,293)
Net cash used by investing activities	(283,709)	(91,510)	(110,184)
Cash Flows from Financing Activities
Proceeds from issuance of debt	365,415	24,103	39,102
Principal repayment of debt	(358,927)	(45,256)	(118,115)
Net increase (decrease) in commercial paper borrowings	30,000	(95,000)	(74,000)
Excess cash costs of early extinguishment of debt	(49,888)	—	—
Net (decrease) increase in outstanding checks	(71)	(2,568)	11,855
Cash dividends – common	(111,756)	(107,887)	(106,558)
Proceeds from interest rate swap	5,939	—	—
Excess tax benefit of share-based compensation	4,209	1,030	711
Shares acquired	(24,658)	(1,239)	(843)
Common shares issued	23,155	7,159	6,470
Net cash used by financing activities	(116,582)	(219,658)	(241,378)
Effects of Exchange Rate Changes on Cash	(1,841)	3,770	3,065
(Decrease) Increase in Cash and Cash Equivalents	(26,996)	83,590	30,897
Cash and cash equivalents at beginning of year	185,245	101,655	70,758
Cash and cash equivalents at end of year	$158,249	$185,245	$101,655
Supplemental Cash Flow Disclosures
Interest paid, net of amounts capitalized	$37,464	$34,731	$43,474
Income taxes paid, net of refunds	$96,918	$34,328	$73,872

The Notes beginning on page F6 are an integral part of these financial statements.

FORM 10-K Sonoco 2010 Annual Report	F5

Notes to the Consolidated Financial Statements

Sonoco Products Company (dollars in thousands except per share data)

1. Summary of significant accounting policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Sonoco Products Company and its majority-owned subsidiaries (the “Company” or “Sonoco”) after elimination of intercompany accounts and transactions.

Investments in affiliated companies in which the Company shares control over the financial and operating decisions, but in which the Company is not the primary beneficiary, are accounted for by the equity method of accounting. Income applicable to these equity investments is reflected in “Equity in earnings of affiliates, net of tax” in the Consolidated Statements of Income. The aggregate carrying value of equity investments is reported in “Other Assets” in the Company’s Consolidated Balance Sheets and totaled $107,288 and $99,940 at December 31, 2010 and 2009, respectively.

Affiliated companies in which the Company held a significant investment at December 31, 2010, included:

Entity	Ownership Interest Percentage at December 31, 2010
RTS Packaging JVCO	35.0%
Cascades Conversion, Inc.	50.0%
Cascades Sonoco, Inc.	50.0%
Showa Products Company Ltd.	20.0%
Conitex Sonoco Holding BVI Ltd.	30.0%

Estimates and Assumptions

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

Revenue Recognition

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

Accounts Receivable and Allowance for Doubtful Accounts

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

One of the Company’s customers represented approximately 8% and 11% of the consolidated trade accounts receivable at December 31, 2010 and 2009, respectively. Sales to this customer accounted for approximately 10% of the Company’s consolidated revenues in 2010 and 12% of the Company’s consolidated revenue in both 2009 and 2008, and were primarily reported in the Consumer Packaging and Packaging Services segments. The Company’s next largest customer comprised approximately 5% of the Company’s consolidated revenues in 2010 and 4% in 2009 and 2008.

Research and Development

Research and development costs are charged to expense as incurred and include salaries and other directly related expenses. Research and development costs totaling $17,801 in 2010, $14,487 in 2009 and $15,888 in 2008, are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.

Restructuring and Asset Impairment

Costs associated with exit or disposal activities are recognized when the liability is incurred. If assets become impaired as a result of a restructuring action, the assets are written down to fair value, less estimated costs to sell, if applicable. A number of significant estimates and assumptions are involved in the determination of fair value. The Company considers historical experience and all available information at the time the estimates are made; however, the amounts that are ultimately realized upon the sale of divested assets may differ from the estimated fair values reflected in the Company’s Consolidated Financial Statements.

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

The LIFO method of accounting was used to determine the costs of approximately 21% and 23% of total inventories at December 31, 2010 and 2009, respectively. The remaining inventories are determined on the first-in, first-out (FIFO) method.

F6

If the FIFO method of accounting had been used for all inventories, total inventory would have been higher by $17,168 and $19,155 at December 31, 2010 and 2009, respectively.

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

Goodwill and Other Intangible Assets

The Company evaluates its goodwill for impairment at least annually, and more frequently if indicators of impairment are present. In performing the impairment test, the Company uses discounted future cash flows to estimate the fair value of each reporting unit giving consideration to multiples it believes could be obtained in a sale. If the fair value of the reporting unit exceeds the carrying value of the reporting unit’s assets, including goodwill, there is no impairment. Otherwise, if the carrying value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment charge is recognized for the excess. Purchased goodwill is not amortized.

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

Derivatives

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

Reportable Segments

The Company identifies its reportable segments by evaluating the level of detail reviewed by the chief operating decision maker, gross profit margins, nature of products sold, nature of the production processes, type and class of customer, methods used to distribute product, and nature of the regulatory environment. Of these factors, the Company believes that the most significant are the nature of its products and the type of customers served.

Contingencies

Pursuant to U.S. GAAP for accounting for contingencies, accruals for estimated losses are recorded at the time information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Amounts so accrued are not discounted.

2. New accounting pronouncements

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

No significant new accounting guidance became effective for the Company during fiscal 2010. As of December 31, 2010, there was no issued guidance pending future adoption that is expected to have a significant impact on the Company’s financial statements when adopted.

3. Acquisitions

The Company completed four acquisitions during 2010 at an aggregate cost of $137,835 in cash. These acquisitions consisted of Associated Packaging Technologies, Inc. (APT), a supplier of thermoformed containers to the frozen food industry, Madem Reels USA, Inc., a manufacturer of nailed wood and plywood reels for the wire and cable industry, a small tube and core business in Canada, and a small tube and core business in Greece. APT operates four manufacturing facilities (two in the United States, one in Canada, and one in Ireland)

FORM 10-K Sonoco 2010 Annual Report	F7

and employs more than 400 persons. The all-cash purchase price of APT, including the cost of paying off various obligations, was $119,968. The acquisition is expected to generate annualized sales of approximately $150,000, which will be accounted for in the Company’s Consumer Packaging segment. In conjunction with this acquisition, the Company recorded net tangible assets of $72,895, identifiable intangibles of $22,100 and goodwill of $24,973 (the majority of which is expected to be tax deductible). The all-cash purchase price for Madem Reels was $10,714, plus contingent consideration of $500, which is expected to be paid in the first quarter of 2011. The Madem Reels acquisition is expected to generate annualized sales of approximately $9,000, which will be accounted for in All Other Sonoco. In conjunction with this acquisition, the Company recorded net tangible assets of $8,263 and identifiable intangibles of $2,451. The aggregate cost of the Canadian and Greek tube and core businesses was $7,153 in cash and they are expected to generate annual sales of approximately $8,000 in the Tubes and Cores/Paper segment. In conjunction with these acquisitions, the Company recorded identifiable intangibles of $4,127 and other net tangible assets of $3,026.

Acquisition-related costs of $1,909 were incurred in connection with 2010 acquisitions. These costs, consisting primarily of legal and professional fees, are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.

The Company completed one acquisition during 2009 at an aggregate cost of $5,004 in cash plus contingent consideration estimated at $2,208. This acquisition consisted of the injection molded plastics spools and reels assets and business of EconoReel Corporation of Logan, Utah, and additional manufacturing assets of Southern Reel, a subsidiary of EconoReel. In conjunction with this acquisition, the Company recorded identifiable intangibles of $3,250, goodwill of $2,504, tangible assets of $1,458, and a contingent purchase liability of $2,208. Also in 2009, the Company recorded $500 of additional goodwill related to the payment of contingent consideration on its 2008 acquisition of Amtex Packaging, Inc.

The Company completed two acquisitions during 2008 at an aggregate cost of $5,535 in cash – Amtex Packaging, Inc., a packaging fulfillment company included in the Packaging Services segment, and VoidForm International Ltd., a Canada-based construction tube business included in the Tubes and Cores/Paper segment. In conjunction with these acquisitions, the Company recorded identifiable intangibles of $4,890, goodwill of $179, and other net tangible assets of $466.

The Company has accounted for these acquisitions as purchases and, accordingly, has included their results of operations in the Company’s consolidated statements of net income from the respective dates of acquisition. Pro forma results have not been provided, as the acquisitions were not material to the Company’s financial statements individually, or in the aggregate, in any single year.

4. Restructuring and asset impairment

The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2010, 2009, 2008 and 2007 are reported as “2010 Actions,” “2009 Actions,” “2008 Actions” and “2007 Actions,” respectively. The Company has two formal restructuring plans that are still active, although both were substantially complete at December 31, 2010. These are reported as “Earlier Actions.”

Following are the total restructuring and asset impairment charges, net of adjustments, recognized by the Company during the periods presented:

	Year Ended December 31
	2010	2009	2008
Restructuring-related charges:
2010 Actions	$6,650	$—	$—
2009 Actions	4,201	28,629	—
2008 Actions	1,010	8,218	38,235
2007 Actions	520	(10,739)	15,807
Earlier Actions	(954)	693	3,368
Total restructuring-related charges	$11,427	$26,801	$57,410
Other asset impairments	12,572	—	42,651
Restructuring/Asset impairment charges	$23,999	$26,801	$100,061
Income tax benefit	(9,295)	(8,458)	(34,158)
Equity method investments, net of tax	671	908	—
Impact of Noncontrolling Interests, net of tax	139	3,787	(4,102)
Total impact of Restructuring/Asset impairment charges, net of tax	$15,514	$23,038	$61,801

Restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Consolidated Statements of Income, except for restructuring and asset impairment charges related to equity method investments, which are included in “Equity in earnings of affiliates, net of tax.”

The Company expects to recognize future additional costs totaling approximately $3,600 in connection with previously announced restructuring actions. The Company believes that the majority of these charges will be incurred and paid by the end of 2011. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions may be undertaken.

F8

2010 Actions

During 2010, the Company initiated the consolidation of two manufacturing operations in the Packaging Services segment into a single facility as well as the closures of two North American tube and core plants and a North American molded plug manufacturing plant (part of the Tubes and Cores/Paper segment). In addition, the Company continued to realign its cost structure resulting in the elimination of 112 positions in 2010.

Below is a summary of 2010 Actions and related expenses by type incurred and estimated to be incurred through completion.

2010 Actions	Total Incurred to Date	Estimated Total Cost
Severance and Termination Benefits
Tubes and Cores/Paper segment	$2,402	$2,802
Consumer Packaging segment	705	705
Packaging Services segment	1,555	1,555
All Other Sonoco	118	118
Corporate	36	36
Asset Impairment/Disposal of Assets
Tubes and Cores/Paper segment	889	889
Packaging Services segment	(136)	(136)
All Other Sonoco	369	369
Other Costs
Tubes and Cores/Paper segment	59	559
Consumer Packaging segment	19	19
Packaging Services segment	333	483
All Other Sonoco	301	451
Total Charges and Adjustments	$6,650	$7,850

The following table sets forth the activity in the 2010 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets:

2010 Actions Accrual Activity	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability, December 31, 2009	$—	$—	$—	$—
2010 charges	4,813	1,356	712	6,881
Adjustments	3	(234)	—	(231)
Cash receipts/(payments)	(3,523)	560	(654)	(3,617)
Asset write downs/disposals	—	(1,682)	—	(1,682)
Foreign currency translation	(11)	—	1	(10)
Liability, December 31, 2010	$1,282	$—	$59	$1,341

“Other Costs” consist primarily of lease termination costs and costs related to plant closures including the cost of equipment removal, utilities, plant security, property taxes and insurance. “Adjustments” consist primarily of gains on the sale of equipment.

The Company expects to pay the majority of the remaining 2010 Actions restructuring costs by the end of 2011 using cash generated from operations.

2009 Actions

During 2009, the Company closed a paper mill in the United States and five tube and core plants – three in the United States, one in Europe, and one in Canada (all part of the Tubes and Cores/Paper segment). The Company also closed two rigid paper packaging plants in the United States (part of the Consumer Packaging segment), a fulfillment service center in Germany (part of the Packaging Services segment), a molded plastics facility in the United States (part of All Other Sonoco) and a wooden reel facility in the United States (part of All Other Sonoco). The Company also sold a small Canadian recovered paper brokerage business with annual sales of approximately $7,000 and continued to realign its fixed cost structure resulting in the elimination of approximately 225 positions in 2009.

Below is a summary of 2009 Actions and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative.

2009 Actions	Year Ended December 31,		Total Incurred to Date	Estimated Total Cost
	2010	2009
Severance and Termination Benefits
Tubes and Cores/Paper segment	$1,683	$13,525	$15,208	$15,208
Consumer Packaging segment	310	2,045	2,355	2,355
Packaging Services segment	50	1,432	1,482	1,482
All Other Sonoco	195	1,238	1,433	1,433
Corporate	262	665	927	927
Asset Impairment/Disposal of Assets
Tubes and Cores/Paper segment	(2,264)	6,383	4,119	4,119
Consumer Packaging segment	20	556	576	576
Packaging Services segment	—	7	7	7
All Other Sonoco	2	303	305	305
Other Costs
Tubes and Cores/Paper segment	2,869	1,916	4,785	5,585
Consumer Packaging segment	746	79	825	1,300
Packaging Services segment	180	145	325	325
All Other Sonoco	148	335	483	483
Total Charges and Adjustments	$4,201	$28,629	$32,830	$34,105

FORM 10-K Sonoco 2010 Annual Report	F9

The following table sets forth the activity in the 2009 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets:

2009 Actions Accrual Activity	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability, December 31, 2008	$—	$—	$—	$—
2009 charges	19,180	8,025	2,475	29,680
Adjustments	(275)	(776)	—	(1,051)
Cash receipts/(payments)	(10,227)	2,775	(2,467)	(9,919)
Asset write downs/disposals	—	(10,024)	—	(10,024)
Foreign currency translation	147	—	3	150
Liability, December 31, 2009	$8,825	$—	$11	$8,836
2010 charges	1,336	420	3,943	5,699
Adjustments	1,164	(2,662)	—	(1,498)
Cash receipts/(payments)	(6,603)	4,885	(3,954)	(5,672)
Asset write downs/disposals	—	(2,643)	—	(2,643)
Foreign currency translation	(26)	—	—	(26)
Liability, December 31, 2010	$4,696	$—	$—	$4,696

During 2010, proceeds of $4,621 were received from the sale of the land and building associated with a former tube and core manufacturing facility in Europe that had been closed in 2009. A gain of $2,172 was recognized on the sale and is reflected under “Adjustments” in the table above. Additionally, adjustments totaling $1,164 were made in 2010 to the estimated severance charges that had been recognized late in 2009.

During 2009, proceeds of $2,775 were received from the disposal of a Canadian recovered paper brokerage business. The net book value of property, plant and equipment written off against the sales proceeds totaled $125. Also written off was associated goodwill totaling $1,643. The resulting gain of $1,007 is included under “2009 charges” in the table above.

The Company expects to pay the majority of the remaining 2009 Actions restructuring costs by the end of 2011 using cash generated from operations.

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

Below is a summary of 2008 Actions and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative.

2008 Actions	Year Ended December 31,			Total Incurred to Date	Estimated Total Cost
	2010	2009	2008
Severance and Termination Benefits
Tubes and Cores/Paper segment	$(32)	$3,036	$8,221	$11,225	$11,225
Consumer Packaging segment	5	(375)	4,102	3,732	3,732
Packaging Services segment	(12)	87	1,368	1,443	1,443
All Other Sonoco	(25)	—	563	538	538
Corporate	14	106	1,734	1,854	1,854
Asset Impairment/Disposal of Assets
Tubes and Cores/Paper segment	(437)	57	10,949	10,569	10,569
Consumer Packaging segment	—	126	4,706	4,832	4,832
Packaging Services segment	—	(365)	365	—	—
Other Costs
Tubes and Cores/Paper segment	1,360	4,606	5,245	11,211	12,136
Consumer Packaging segment	137	925	974	2,036	2,036
Corporate	—	15	8	23	23
Total Charges and Adjustments	$1,010	$8,218	$38,235	$47,463	$48,388

F10

The following table sets forth the activity in the 2008 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets:

2008 Actions Accrual Activity	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability, December 31, 2008	$11,893	$—	$357	$12,250
2009 charges	3,226	792	5,649	9,667
Adjustments	(372)	(974)	(103)	(1,449)
Cash receipts/(payments)	(12,692)	1,149	(4,242)	(15,785)
Asset write downs/disposals	—	(967)	—	(967)
Foreign currency translation	185	—	(6)	179
Pension curtailment/settlement	—	—	(941)	(941)
Liability, December 31, 2009	$2,240	$—	$714	$2,954
2010 charges	87	—	1,730	1,817
Adjustments	(137)	(437)	(233)	(807)
Cash receipts/(payments)	(1,926)	97	(1,958)	(3,787)
Asset write downs/disposals	—	340	—	340
Foreign currency translation	(36)	—	(3)	(39)
Liability, December 31, 2010	$228	$—	$250	$478

“Other Costs” in 2010 consist primarily of costs related to plant closures including the cost of equipment removal, utilities, plant security, property taxes and insurance. “Adjustments” in 2010 consist primarily of gains on the sale of equipment.

“Other Costs” in 2009 consist primarily of costs related to plant closures and settlement charges of $941 related to a defined benefit pension plan maintained for the hourly union employees of the Canadian paper mill. “Adjustments” in 2009 reflect a $974 gain from the sale of a building at a tube and core operation in Canada for which the Company received proceeds of $1,149.

The Company expects to pay the majority of the remaining 2008 Actions restructuring costs by the end of 2011 using cash generated from operations.

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

Below is a summary of 2007 Actions and related expenses incurred, and estimated to be incurred, by segment through the end of the restructuring initiative.

2007 Actions	Year Ended December 31,			Total Incurred to Date	Estimated Total Cost
	2010	2009	2008
Tubes and Cores/Paper segment	$430	$(10,881)	$6,667	$(2,636)	$(2,536)
Consumer Packaging segment	90	149	8,931	26,665	26,665
Packaging Services segment	—	(7)	270	397	397
All Other Sonoco	—	—	(61)	800	800
Total Charges and Adjustments	$520	$(10,739)	$15,807	$25,226	$25,326

Sales proceeds of $14,671, net of commissions, were received in December 2008 related to the sale of the Company’s paper mill in China. At the time these proceeds were received, the book value of property, plant and equipment and land use rights (an intangible asset) was written off. The remaining sales proceeds totaling $11,211 were received during 2009, the full amount of which was reflected as a net gain upon receipt. At the time of the sale, the Company believed collectibility was uncertain; therefore, proceeds from this transaction were recorded on a cash basis and gains recognized only to the extent that cash collected exceeded the book value of the assets sold.

The accrual for 2007 Actions totaled $40 and $45 as of December 31, 2010 and 2009, respectively. The Company expects to pay the majority of the remaining 2007 Actions restructuring costs during 2011 using cash generated from operations.

During the years ended December 31, 2010, 2009 and 2008, the Company also recorded noncash, after-tax offsets in the amounts of $(139), $(3,805), and $2,971, respectively, to reflect the impact of the noncontrolling interest holder’s portion of gains and losses associated with the sale of the paper mill in China discussed above. The Company also recorded noncash, after-tax offsets in the amounts of $0, $18, and $1,131, to reflect the impact of another noncontrolling interest holder’s portion of restructuring costs charged to expense during the years ended December 31, 2010, 2009 and 2008, respectively.

Earlier Actions

Earlier Actions are comprised of two formal restructuring plans, the 2006 Plan and the 2003 Plan, both of which included a number of plant closures and workforce reductions. During 2010, the Company completed the sale of the land and buildings associated with a former paper mill in France resulting in the recognition of a $1,204 gain. This gain, which partially offsets asset impairment charges recognized in 2006 when the decision was made to close the facility, is included in “Restructuring/Asset impairment charges” in the Company’s Consolidated Statements of Income. At December 31, 2010, the remaining restructuring accrual for Earlier Actions was $463. The accrual, included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheet, relates primarily to a building lease termination. The Company expects to recognize future pretax charges of approximately $100 associated with Earlier Actions, and expects both the liability and the future costs to be fully paid by the end of 2012 using cash generated from operations.

FORM 10-K Sonoco 2010 Annual Report	F11

Other Asset Impairments

In addition to the restructuring charges discussed above, the Company recorded a pretax asset impairment charge of $12,572 in 2010 as a result of notification from a large customer that the Company’s contract to provide certain packaging would not be renewed in its entirety. The expected loss of business caused the Company to conclude that certain affected assets in its Consumer Packaging segment had been impaired.

In 2008, the Company recorded a pretax charge totaling $42,651, to record the impairment of a subordinated note receivable and preferred equity interest received in 2003 as part of the sale of its High Density Film business. The buyer filed a petition for relief under Chapter 11 with the United States Bankruptcy Court for the District of Delaware that included a plan of reorganization, which was subsequently approved by the court. As part of the plan of reorganization, the Company’s preferred equity interest and its subordinated note receivable were extinguished with no recovery by the Company.

These other asset impairment charges are included in “Restructuring/Asset impairment charges” in the Company’s Consolidated Statements of Income.

5. Cash and Cash Equivalents

At December 31, 2010 and 2009, outstanding checks totaling $21,589 and $21,069, respectively, were included in “Payable to suppliers” on the Company’s Consolidated Balance Sheets. In addition, outstanding payroll checks of $781 and $1,372 as of December 31, 2010 and 2009, respectively, were included in “Accrued wages and other compensation” on the Company’s Consolidated Balance Sheets.

The Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. The Company’s Consolidated Balance Sheets reflect a net cash deposit under this pooling arrangement of $8,877 and $7,061 as of December 31, 2010 and 2009, respectively.

6. Property, Plant and Equipment

Details of the Company’s property, plant and equipment at December 31 are as follows:

	2010	2009
Land	$71,663	$74,281
Timber resources	39,629	39,348
Buildings	428,807	429,360
Machinery and equipment	2,430,514	2,343,117
Construction in progress	94,291	54,221
	3,064,904	2,940,327
Accumulated depreciation and depletion	(2,120,768)	(2,013,498)
Property, plant and equipment, net	$944,136	$926,829

Estimated costs for completion of capital additions under construction totaled approximately $67,000 at December 31, 2010.

Depreciation and depletion expense amounted to $156,529 in 2010, $161,180 in 2009 and $170,032 in 2008.

The Company has certain properties and equipment that are leased under noncancelable operating leases. Future minimum rentals under noncancelable operating leases with terms of more than one year are as follows: 2011 – $34,000; 2012 – $28,500; 2013 – $20,000; 2014– $11,700; 2015 – $8,200 and thereafter – $12,000. Total rental expense under operating leases was approximately $49,500 in 2010, $50,100 in 2009 and $52,900 in 2008.

7. Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2010, are as follows:

	Tubes and Cores /Paper Segment	Consumer Packaging Segment	Packaging Services Segment	All Other Sonoco	Total
Balance as of January 1, 2010	$236,875	$357,798	$150,082	$68,775	$813,530
Goodwill on acquisitions	—	24,973	—	—	24,973
Other	(216)	—	—	—	(216)
Foreign currency translation	(5,022)	6,613	—	(130)	1,461
Balance as of December 31, 2010	$231,637	$389,384	$150,082	$68,645	$839,748

The Company recorded $24,973 of goodwill in 2010 in connection with its acquisition of the thermoformed container business of Associated Packaging Technologies, Inc.

“Other” consists of goodwill associated with a small Chilean tube and core business that was contributed to a new joint venture in 2010. The Company accounts for its 19.5% ownership in the new joint venture under the cost method.

The Company completed its most recent annual goodwill impairment testing during the third quarter of 2010. Based on the results of this evaluation, the Company concluded that there was no impairment of goodwill for any of its reporting units. For 2010 testing purposes, the fair values of the Company’s reporting units were estimated based on projections of future years’ operating results and associated cash flows, together with comparable trading and transaction multiples. The Company’s projections incorporated management’s expectations for future growth and, where applicable, improved operating margins. Should such growth and/or margin improvement not materialize as projected, or if the Company’s assessments of the relevant facts and circumstances change, noncash impairment charges may be required. Reporting units with significant goodwill whose results need to show improvement included Tubes & Cores/Paper – Europe, Matrix Packaging, Flexible Packaging, Packaging Services, and Rigid Paper Containers – Australia/New Zealand. Total goodwill associated with

F12

these reporting units was approximately $102,000, $130,000, $94,000, $150,000, and $6,000, respectively at December 31, 2010.

Other Intangible Assets

Details at December 31 are as follows:

	2010	2009
Other Intangible Assets, Gross:
Patents	$2,264	$2,592
Customer lists	180,673	161,007
Land use rights	354	340
Supply agreements	1,000	1,000
Other	16,409	7,830
Other Intangible Assets, Gross	$200,700	$172,769
Accumulated Amortization	$(70,300)	$(57,725)
Other Intangible Assets, Net	$130,400	$115,044

The Company recorded $28,678 of identifiable intangibles in connection with 2010 acquisitions. Of this total, $19,882 related to customer lists and $8,796 related to other intangible assets, primarily proprietary technology, as well as trademarks, a patent and a non-compete agreement. The customer lists will be amortized over a period of 12 to 15 years while the other intangible assets will be amortized over lives ranging from three to 10 years.

Aggregate amortization expense on intangible assets was $13,136, $12,407 and $13,002 for the years ended December 31, 2010, 2009 and 2008, respectively. Amortization expense on intangible assets is expected to approximate $14,300 in 2011, $13,700 in 2012, $13,400 in 2013, $13,100 in 2014 and $11,800 in 2015.

8. Debt

Debt at December 31 was as follows:

	2010	2009
Commercial paper, average rate of 0.32% in 2010 and 0.67% in 2009	$30,000	$0
6.75% debentures due November 2010	—	99,986
6.5% debentures due November 2013	119,937	248,984
5.625% debentures due November 2016	75,057	149,537
9.2% debentures due August 2021	4,321	41,305
5.75% debentures due November 2040	350,783	—
Foreign denominated debt, average rate of 8.4% in 2010 and 9.4% in 2009	27,760	27,229
Other notes	13,032	13,755
Total debt	620,890	580,796
Less current portion and short-term notes	16,949	118,053
Long-term debt	$603,941	$462,743

The Company currently operates a $350,000 commercial paper program, supported by a committed bank credit facility of the same amount. On October 18, 2010, the Company entered into an amended and restated credit agreement for that facility with a syndicate of eight banks. The new $350,000 bank credit facility is committed through October 2015, and replaces a similar facility established on May 3, 2006. If circumstances were to prevent the Company from issuing commercial paper, it has the contractual right to draw funds directly on the underlying bank credit facility. Outstanding commercial paper, a component of the Company’s long-term debt, totaled $30,000 at December 31, 2010.

Under Internal Revenue Service rules, U.S. corporations may borrow funds from foreign subsidiaries for up to 30 days without unfavorable tax consequences. In 2008, this rule was temporarily amended to extend the period allowed to 60 days. Beginning January 1, 2011, this temporary extension will no longer apply to the Company. At various times throughout 2010 and 2009, including each year end, the Company utilized this rule to access offshore cash in lieu of issuing commercial paper. Amounts outstanding under the rule at December 31, 2010 and 2009 were $100,000 and $10,000, respectively. These short-term lending arrangements were subsequently settled within the 60 day provision, resulting in equivalent increases in commercial paper outstanding and cash on hand. Depending on its immediate offshore cash needs, the Company may choose to access such funds again in the future as allowed under the rule.

In November 2010, the Company issued through a public offering $350,000 of 5.75% debentures due November 2040. The offering was made pursuant to an effective shelf registration statement.

Concurrent with the offering, the Company commenced cash tender offers to purchase a portion of its outstanding 6.5%, 5.625% and 9.2% debentures. Upon expiration of the tenders, the Company repurchased 52.93% of its outstanding 6.5% notes, 49.83% of its outstanding 5.625% notes, and 89.54% of its outstanding 9.2% notes for a total cash cost of $293,277, as shown in the table below:

	Principal Amount Tendered	Premium and Other Amounts Paid	Total Cash Paid to Bondholders
6.5% debentures due November 2013	$132,330	$21,035	$153,365
5.625% debentures due November 2016	74,750	12,712	87,462
9.2% debentures due August 2021	36,984	15,466	52,450
Total	$244,064	$49,213	$293,277

In conjunction with the tenders, the Company wrote off a proportional share of unamortized gains/losses on termination of interest rate swaps, unamortized bond issuance costs, and unamortized original issue discounts associated with each of the debentures tendered. The write offs resulted in a net noncash credit of $(1,271), which combined with premium and other amounts of $49,213 paid to bondholders, and other cash costs of the tender totaling $675, resulted in a pretax loss from the early extinguishment of debt in 2010 totaling $48,617.

Proceeds from the 5.75% debentures, together with cash on hand, were used to fund the tenders and the repayment of its 6.75% debentures upon their maturity in November 2010.

FORM 10-K Sonoco 2010 Annual Report	F13

At December 31, 2010, the Company had approximately $128,000 available under unused short-term lines of credit. These short-term lines of credit are for general Company purposes, with interest at mutually agreed-upon rates.

Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires the Company to maintain a minimum level of interest coverage, and a minimum level of net worth, as defined. As of December 31, 2010, the Company had substantial tolerance above the minimum levels required under these covenants.

The principal requirements of debt maturing in the next five years are: 2011 – $16,949; 2012 – $2,109; 2013 – $134,165; 2014 – $1,775 and 2015 – $31,772.

9. Financial Instruments and Derivatives

The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments where the carrying amount differs from the fair value.

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$603,941	$624,786	$462,743	$473,573

The carrying value of cash and cash equivalents, short-term debt and long-term variable-rate debt approximates fair value. The fair value of long-term debt is based on quoted market prices or is determined by discounting future cash flows using interest rates available to the Company for issues with similar terms and average maturities.

Cash Flow Hedges

At December 31, 2010 and 2009, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. To the extent considered effective, the changes in fair value of these contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which the hedged item impacts earnings.

Commodity Cash Flow Hedges

The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas and aluminum. At December 31, 2010, natural gas swaps covering approximately 6.0 million MMBTUs were outstanding. These contracts represent approximately 70% and 50% of anticipated U.S. and Canadian usage for 2011 and 2012 respectively. Additionally, the Company had swap contracts covering 4,528 metric tons of aluminum representing approximately 36% and 3% of anticipated usage for 2011 and 2012, respectively, and 51,600 short tons of old corrugated containers (OCC) representing approximately 4% of anticipated usage for 2011. The fair values of the Company’s commodity cash flow hedges were in loss positions totaling $12,421 and $8,294 at December 31, 2010 and 2009, respectively.

Foreign Currency Cash Flow Hedges

The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases forecasted to occur in 2011. At December 31, 2010, the net position of these contracts was to purchase approximately 63.5 million Canadian dollars, 1.3 million British pounds, 2.4 million euros, 10.1 billion Colombian pesos and 204.7 million Mexican pesos and to sell approximately 5.2 million Australian dollars, 2.9 million New Zealand dollars, 12.1 million Malaysian ringgits, 12.1 billion Indonesian rupiah, 116.8 million Thailand baht, and 51.3 million Russian roubles. The fair value of these foreign currency cash flow hedges was $229 at December 31, 2010. The fair value of foreign currency cash flow hedges at December 31, 2009 was $721.

Interest Rate Cash Flow Hedge

During September and October of 2010, the Company entered into derivative financial instruments with a total notional amount of $150,000 to lock the treasury component of the interest rate on a portion of the contemplated debt issuance that occurred in November 2010. On October 25, 2010, the derivatives were terminated concurrent with the pricing of the related debt issuance, and the Company received a cash payment of $3,540. This gain was reclassified from Accumulated other comprehensive loss and netted against the carrying value of the bonds issued. This gain will be amortized over the life of the bonds and netted against interest costs.

Fair Value Hedges

During 2009, the Company entered into an interest rate derivative to swap $150,000 notional value of its 6.5% debentures due November 2013 to a floating rate. On September 21, 2010, the swap was settled prior to maturity and the Company received a cash payment of $5,939. The related fair-value adjustment reflected as an increase in the carrying value of the bonds that was recorded in conjunction with this hedge was $5,616. A portion of these bonds was retired early during the fourth quarter in conjunction with the Company’s tender offer. The remaining unamortized fair-value adjustment at December 31, 2010, was $2,422 and will be amortized over the life of the bonds and netted against interest costs.

Other Derivatives

The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and existing foreign currency denominated receivables and payables. The Company does not apply hedge accounting treatment under ASC 815 for these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur. At December 31, 2010, the net position of these contracts, all of which were short term, was to purchase 4.6 million Canadian dollars, 1.0 million British pounds, 33.0 million euros, and 2.6 billion Colombian pesos. The fair value of these derivatives was $60 at December 31, 2010. At December 31, 2009 the fair value of such derivatives was $795.

F14

The Company has determined all hedges to be highly effective and as a result only immaterial ineffectiveness has been recorded during the periods presented.

The following table sets forth the location and fair values of the Company’s derivative instruments at December 31, 2010:

Description	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Commodity Contracts	Other Current Assets	$429
Commodity Contracts	Other Long Term Assets	$79
Commodity Contracts	Other Current Liabilities	$(10,344)
Commodity Contracts	Other Long Term Liabilities	$(2,585)
Foreign Exchange Contracts	Other Current Assets	$554
Foreign Exchange Contracts	Other Current Liabilities	$(325)
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$110
Foreign Exchange Contracts	Other Current Liabilities	$(50)

The following table sets forth the effect of the Company’s derivative instruments on financial performance for the twelve months ended December 31, 2010:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$2,098	Net sales	$3,756	Net sales	$(1)

		Cost of sales	$(1,165)	Cost of sales	$—

Commodity Contracts	$(11,552)	Cost of sales	$(7,445)	Cost of sales	$(255)

Fair value hedge derivatives:

Interest Rate Swap				Interest expense	$(121)

		Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts		Cost of sales	$36

		Selling, general and administrative	$40

FORM 10-K Sonoco 2010 Annual Report	F15

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

F16

10. Fair value measurements

The following tables set forth information regarding the Company’s financial assets and financial liabilities that are measured at fair value at December 31, 2010 and 2009. The Company does not currently have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis.

The Company’s pension plan assets comprise more than 98% of its total postretirement benefit plan assets. The assets of the Company’s various pension plans and retiree health and life insurance plans are largely invested in the same funds and investments and in similar proportions and, as such, are not shown separately, but are combined in the tables below. Postretirement benefit plan assets are netted against postretirement benefit obligations to determine the funded status of each plan. The funded status is recognized in the Company’s Consolidated Balance Sheets as shown in Note 12.

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2010	Quoted Market Prices in Active Market for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivatives	$1,172	$—	$1,172	$—
Deferred Compensation Plan Assets	2,236	2,236	—	—
Postretirement Benefit Plan Assets:
Mutual Funds (a)	837,816	—	837,816	—
Common Stocks	118,844	118,844	—	—
Short-Term Investments (b)	7,958	—	7,958	—
Hedge Fund of Funds (c)	59,913	—	—	59,913
Real Estate (d)	36,970	—	—	36,970
Cash and Accrued Income	1,388	1,388	—	—
Forward Contracts	535	—	535	—
Total Postretirement Benefit Plan Assets	$1,063,424	$120,232	$846,309	$96,883

Liabilities:
Derivatives	$13,304	$—	$13,304	$—
(a)

Mutual fund investments are comprised predominantly of equity securities of U.S. corporations with large capitalizations. This category also includes funds invested in corporate equities in international and emerging markets and funds invested in long-term domestic bonds.

(b)	This category includes several money market funds used for managing overall liquidity.
(c)

This category includes investments in a number of funds representing a variety of strategies intended to diversify risks and reduce volatility. It includes event-driven credit and equity investments targeted at economic policy decisions, long and short positions in U.S. and international equities, arbitrage investments, and emerging market equity investments.

(d)	This category includes funds invested in real estate (including office, industrial, residential, and retail) primarily throughout the United States.

FORM 10-K Sonoco 2010 Annual Report	F17

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2009	Quoted Market Prices in Active Market for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivatives	$3,787	$—	$3,787	$—
Deferred Compensation Plan Assets	1,998	1,998	—	—
Postretirement Benefit Plan Assets:
Mutual Funds (a)	746,569	—	746,569	—
Common Stocks	103,761	103,761	—	—
Short-Term Investments (b)	78,324	—	78,324	—
Hedge Fund of Funds (c)	37,270	—	—	37,270
Real Estate (d)	32,624	—	—	32,624
Cash Surrender Value of Life Insurance Policies, net of loans	5,685	—	5,685	—
Cash and Accrued Income	1,968	1,968	—	—
Guaranteed Investment Contracts	68	—	—	68
Forward Contracts	(6)	—	(6)	—
Total Postretirement Benefit Plan Assets	$1,006,263	$105,729	$830,572	$69,962

Liabilities:
Derivatives	$11,113	$—	$11,113	$—
(a)

Mutual fund investments are comprised predominantly of equity securities of U.S. corporations with large capitalizations. This category also includes funds invested in corporate equities in international and emerging markets and funds invested in long-term domestic bonds.

(b)	This category includes several money market funds used for managing overall liquidity.
(c)

This category includes investments in a number of funds representing a variety of strategies intended to diversify risks and reduce volatility. It includes event-driven credit and equity investments targeted at economic policy decisions, long and short positions in U.S. and international equities, arbitrage investments, and emerging market equity investments.

(d)	This category includes funds invested in real estate (including office, industrial, residential, and retail) primarily throughout the United States.

The following table sets forth information summarizing the changes in fair value of the Company’s Level 3 assets for the year ended December 31, 2010.

	Dec. 31, 2009	Purchases	Sales	Gain/(Loss) on Assets Sold	Gain/(Loss) on Assets Held	Foreign Currency Translation	Dec. 31, 2010
Level 3 Assets:
Hedge Fund of Funds	$37,270	$50,000	$(26,267)	$(1,090)	$—	$—	$59,913
Real Estate	32,624	—	—	—	4,015	331	36,970
Guaranteed Investment Contracts	68	—	(68)	—	—	—	—
Total Level 3 Assets	$69,962	$50,000	$(26,335)	$(1,090)	$4,015	$331	$96,883

The following table sets forth information summarizing the changes in fair value of the Company’s Level 3 assets for the year ended December 31, 2009.

	Dec. 31, 2008	Purchases	Sales	Gain/(Loss) on Assets Sold	Gain/(Loss) on Assets Held	Foreign Currency Translation	Dec. 31, 2009
Level 3 Assets:
Hedge Fund of Funds	$36,314	$35,605	$(35,605)	$(709)	$1,665	$—	$37,270
Real Estate	44,056	319	(416)	155	(11,890)	400	32,624
Guaranteed Investment Contracts	74	3	(9)	—	—	—	68
Total Level 3 Assets	$80,444	$35,927	$(36,030)	$(554)	$(10,225)	$400	$69,962

F18

The fair value of Level 3 real estate investments is determined by the fund sponsor using independent appraisers to value the underlying properties on an annual basis (at a minimum). The property valuations and the key valuation-sensitive assumptions are reviewed by the fund sponsor and adjusted if there has been a significant change in circumstances related to the property since the last valuation. Fair value measurements of investments in the hedge fund of funds employ combinations of the market, income, and cost approach, depending upon the nature of the underlying investments. Level 3 assets comprised approximately 9.1% and 7.0% of the Company’s total postretirement benefit plan assets at December 31, 2010 and 2009, respectively. They are utilized in order to provide an additional measure of diversification and are not considered a critical part of the Company’s overall investment strategy.

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

11. Stock-based Compensation Plans

The Company provides share-based compensation to certain of its employees and non-employee directors in the form of stock options, stock appreciation rights, restricted stock units and other share-based awards. Awards issued prior to 2009 were issued pursuant to the 1991 Key Employee Stock Plan (the “1991 Plan”) or the 1996 Non-Employee Directors Stock Plan (the “1996 Plan”). Awards issued after 2008 were issued pursuant to the Sonoco Products Company 2008 Long-Term Incentive Plan (the “2008 Plan”), which became effective upon approval by the shareholders on April 16, 2008. The maximum number of shares of common stock that may be issued under the 2008 Plan was set at 8,500,000 shares, subject to certain adjustments, which includes all awards that were granted, forfeited or expired during 2008 under all previous plans. At December 31, 2010, a total of 4,634,268 shares remain available for future grant under the 2008 Plan. After the effective date of the 2008 Plan, no awards may be granted under any previous plan. The Company issues new shares for stock option and stock appreciation right exercises and stock unit conversions. Although the Company from time to time has repurchased shares to replace its authorized shares issued under its stock compensation plans, there is no specific schedule or policy to do so. The Company’s stock-based awards to non-employee directors have not been material.

Accounting for Share-based Compensation

For stock appreciation rights granted to retiree-eligible employees, the service completion date is assumed to be the grant date; therefore, expense associated with share-based compensation to these employees is recognized at that time.

Total compensation cost for share-based payment arrangements was $15,804, $8,616 and $4,177, for 2010, 2009 and 2008, respectively. The related tax benefit recognized in net income was $5,936, $3,254 and $1,550, for the same years, respectively. Share-based compensation expense is included in “Selling, general and administrative expenses” in the Consolidated Statements of Income.

An “excess” tax benefit is created when the tax deduction for an exercised stock option, exercised stock appreciation right or converted stock unit exceeds the compensation cost that has been recognized in income. The excess tax benefit is not recognized on the income statement, but rather on the balance sheet as “Capital in excess of stated value.” The additional net excess tax benefit realized was $4,209, $781 and $709 for 2010, 2009 and 2008, respectively.

Stock Appreciation Rights (SARs) and Stock Options

The Company typically grants stock appreciation rights annually on a discretionary basis to its key employees. Prior to 2006, options were granted at market (had an exercise price equal to the closing market price on the date of grant), had 10-year terms and vested over one year, except for the options granted in 2005, which vested immediately. In 2006, the Company began to grant stock appreciation rights (SARs) instead of stock options. SARs are granted at market, vest over one year, have seven-year terms and can be settled only in stock. Both stock options and SARs are exercisable upon vesting. On February 10, 2010 and September 17, 2010, the Company granted to employees 686,100 and 17,000 stock-settled SARs, net of forfeitures, respectively. All SARs were granted at the closing market prices on the dates of grant. As of December 31, 2010, there was $238 of total unrecognized compensation cost related to nonvested SARs. This cost will be recognized over the remaining weighted-average vesting period, which is approximately two months.

The weighted-average fair value of SARs granted was $6.30, $4.21 and $4.36 per share in 2010, 2009 and 2008, respectively. The Company computed the estimated fair values of all SARs using the binomial option-pricing model applying the assumptions set forth in the following table:

	2010	2009	2008
Expected dividend yield	3.8%	4.6%	3.6%
Expected stock price volatility	33.3%	29.4%	22.1%
Risk-free interest rate	2.4%	1.9%	2.7%
Expected life of SARs	4 years	4 years	4 years

FORM 10-K Sonoco 2010 Annual Report	F19

The assumptions employed in the calculation of the fair value of SARs were determined as follows:

•	Expected dividend yield – the Company’s annual dividend divided by the stock price at the time of grant.
•	Expected stock price volatility – based on historical volatility of the Company’s common stock measured weekly for a time period equal to the expected life.
•	Risk-free interest rate – based on U.S. Treasury yields in effect at the time of grant for maturities equal to the expected life.
•	Expected life – calculated using the simplified method as prescribed in U.S. GAAP, where the expected life is equal to the sum of the vesting period and the contractual term divided by two.

The following tables summarize information about stock options and SARs outstanding and exercisable at December 31, 2010. At December 31, 2010, the fair market value of the Company’s stock used to calculate intrinsic value was $33.67 per share.

	Options and SARs Vested and Expected to Vest
Range of Exercise Prices	Number Outstanding	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price	Aggregate Intrinsic Value
$19.95 - $24.95	1,660,144	3.5 years	$23.09	$17,556
$25.13 - $28.93	1,925,759	2.5 years	$27.03	$12,789
$29.30 - $43.83	1,783,004	3.2 years	$33.58	$2,741

$19.95 - $43.83	5,368,907	3.0 years	$28.01	$33,086

	Options and SARs Exercisable
Range of Exercise Prices	Number Exercisable	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price	Aggregate Intrinsic Value
$19.95 - $24.95	1,660,144	3.5 years	$23.09	$17,556
$25.13 - $28.93	1,240,559	1.1 years	$26.22	$9,233
$29.30 - $43.83	1,783,004	3.2 years	$33.58	$2,741

$19.95 - $43.83	4,683,707	2.3 years	$27.92	$29,523

The activity related to the Company’s stock options and SARs is as follows:

	Nonvested	Vested	Total	Weighted- average Exercise Price
Outstanding, December 31, 2009	857,875	5,026,782	5,884,657	$27.07
Vested	(857,875)	857,875	—
Granted	685,200	17,900	703,100	$28.60
Exercised	—	(1,190,550)	(1,190,550)	$23.69
Forfeited/Expired	—	(28,300)	(28,300)	$29.67

Outstanding, December 31, 2010	685,200	4,683,707	5,368,907	$28.01

The aggregate intrinsic value of options and SARs exercised during the years ended December 31, 2010, 2009 and 2008 was $11,270, $2,269 and $2,264, respectively. Cash received by the Company on option exercises was $23,155, $7,159 and $6,470 for the same years, respectively.

Performance-based Stock Awards

The Company typically grants performance contingent restricted stock units (PCSUs) annually on a discretionary basis to certain of its executives and other members of its management team. Both the ultimate number of PCSUs awarded and the vesting period are dependent upon the degree to which performance targets are achieved for three-year performance periods. Half of the units available to be earned are tied to an earnings target and half are tied to a return on assets target. If the respective performance target is met, units awarded vest at the end of the three-year performance period. In the event performance targets are not met, a minimum number of units are awarded and vest 50% at the end of four years and 50% at the end of five years. Upon vesting, PCSUs are convertible into common shares on a one-for-one basis.

For the awards granted in 2010 and 2009, the total PCSUs that could ultimately vest ranges from 339,098 to 1,017,023. The 2010 awards can range from 169,885 to 509,655 units and are tied to the three-year period ending December 31, 2012. The 2009 awards can range from 169,213 to 507,638 units and are tied to the three-year performance period ending December 31, 2011.

The three-year performance cycle for the 2008 awards was completed on December 31, 2010. Based on performance, 100,455 stock units will be awarded, the minimum provided for under the award. A total of 56,039 stock units qualified for accelerated vesting and vested on December 31, 2010 with an intrinsic value of $1,234. Approximately half of the remaining units will vest on December 31, 2011 and the remaining amount will vest on December 31, 2012.

The three-year performance cycle for the 2007 awards was completed on December 31, 2009. Based on performance, 96,738 stock units will be awarded, which was the minimum provided for under the award, and did not qualify for accelerated vesting. On December 31, 2010, 48,369 of the units with an intrinsic value of $1,660 vested. The remaining will vest on December 31, 2011.

Noncash stock-based compensation associated with PCSUs totaled $9,660, $4,001 and $741 for 2010, 2009 and 2008, respectively. As of December 31, 2010, there was approximately $12,030 of total unrecognized compensation cost related to nonvested PCSUs. This cost is expected to be recognized over a weighted-average period of 36 months.

Restricted Stock Awards

Since 1994, the Company has from time to time granted awards of restricted stock units to certain of the Company’s executives. These awards normally vest over a five-year period with one-third vesting on each of the third, fourth and fifth anniversaries of the grant. An executive must be actively employed by the Company on the vesting date for shares to be issued. However, in the event of the executive’s death,

F20

disability or retirement prior to full vesting, shares will be issued on a pro rata basis up through the time the executive’s employment ceases. Participants can elect to defer receipt. Once vested, these awards do not expire. As of December 31, 2010, a total of 438,431 restricted stock units remained outstanding, 365,371 of which were vested. During 2010, 56,666 restricted stock units vested and 9,999 restricted stock units were granted. Noncash stock-based compensation associated with restricted stock grants totaled $680, $746 and $558 for 2010, 2009 and 2008, respectively. As of December 31, 2010, there was $748 of total unrecognized compensation cost related to nonvested restricted stock units. This cost is expected to be recognized over a weighted-average period of 20 months.

The activity related to the PCSUs and restricted stock units is as follows:

	Nonvested	Vested	Total	Average Grant Date Fair Value Per Share
Outstanding, December 31, 2009	801,208	785,914	1,587,122	$27.80
Granted	522,580	—	522,580	$25.62
Performance adjustments	25,289	—	25,289	$23.07
Vested	(161,074)	161,074	—
Converted	—	(63,701)	(63,701)	$26.64
Dividend equivalents	2,644	29,585	32,229	$31.69

Outstanding, December 31, 2010	1,190,647	912,872	2,103,519	$25.69

Deferred Compensation Plans

Certain officers and directors of the Company may elect to defer a portion of their compensation in the form of stock units. Units are granted as of the day the cash compensation would have otherwise been paid using the closing price of the Company’s common stock on that day. The units immediately vest and earn dividend equivalents. Units are distributed in the form of common stock upon retirement over a period elected by the employee. Cash compensation totaling $988 was deferred as stock units during 2010, resulting in 30,794 units being granted. Conversions to common stock during 2009 totaled 916 shares.

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

The Company also provides postretirement healthcare and life insurance benefits to a limited number of its retirees and their dependents in the United States and Canada, based on certain age and/or service eligibility requirements.

The components of net periodic benefit cost include the following:

	2010	2009	2008
Retirement Plans
Service cost	$19,647	$21,757	$26,831
Interest cost	71,678	73,221	74,105
Expected return on plan assets	(77,882)	(59,275)	(89,750)
Amortization of net transition obligation	445	353	504
Amortization of prior service cost	139	956	1,549
Amortization of net actuarial loss	35,736	41,317	12,685
Special termination benefit cost	—	—	288
Effect of settlement loss	—	935	3,902
Effect of curtailment loss	—	3,005	520
Other	212	(171)	—
Net periodic benefit cost	$49,975	$82,098	$30,634

Retiree Health and Life Insurance Plans
Service cost	$1,139	$1,454	$1,766
Interest cost	2,169	3,693	4,203
Expected return on plan assets	(1,385)	(1,206)	(1,966)
Amortization of prior service credit	(10,182)	(11,155)	(10,928)
Amortization of net actuarial loss	1,611	2,319	2,547
Net periodic benefit income	$(6,648)	$(4,895)	$(4,378)

FORM 10-K Sonoco 2010 Annual Report	F21

The following tables set forth the Plans’ obligations and assets at December 31:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2010	2009	2010	2009
Change in Benefit Obligation
Benefit obligation at January 1	$1,286,242	$1,176,000	$49,908	$69,028
Service cost	19,647	21,757	1,139	1,454
Interest cost	71,678	73,221	2,169	3,693
Plan participant contributions	1,337	1,332	2,037	3,015
Plan amendments	483	(4,300)	(4,566)	(17,625)
Actuarial loss/(gain)	54,994	74,797	(5,360)	(3,678)
Benefits paid	(74,940)	(66,231)	(4,838)	(6,049)
Impact of foreign exchange rates	(2,197)	24,211	28	70
Effect of settlements	—	(1,877)	—	—
Effect of curtailments	(882)	(12,363)	—	—
Other	212	(305)	—	—
Benefit obligation at December 31	$1,356,574	$1,286,242	$40,517	$49,908

	Retirement Plans		Retiree Health and Life Insurance Plans
	2010	2009	2010	2009
Change in Plan Assets
Fair value of plan assets at January 1	$986,908	$768,169	$19,355	$17,280
Actual return on plan assets	119,930	157,760	2,389	3,783
Company contributions	16,537	113,177	1,214	1,434
Plan participant contributions	1,337	1,332	2,037	3,015
Benefits paid	(74,940)	(66,231)	(4,838)	(6,049)
Impact of foreign exchange rates	(1,074)	19,948	—	—
Expenses paid	(5,544)	(5,252)	(99)	(108)
Effect of settlements	—	(1,877)	—	—
Other	212	(118)	—	—
Fair value of plan assets at December 31	$1,043,366	$986,908	$20,058	$19,355
Funded Status of the Plans	$(313,208)	$(299,334)	$(20,459)	$(30,553)

	Retirement Plans		Retiree Health and Life Insurance Plans
	2010	2009	2010	2009
Total Recognized Amounts in the Consolidated Balance Sheets Noncurrent assets	$—	$300	$—	$—
Current liabilities	(11,162)	(8,904)	(920)	(1,438)
Noncurrent liabilities	(302,046)	(290,730)	(19,539)	(29,115)
Net liability	$(313,208)	$(299,334)	$(20,459)	$(30,553)

Items not yet recognized as a component of net periodic pension cost that are included in Accumulated Other Comprehensive Loss (Income) as of December 31, 2010 and 2009, are as follows:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2010	2009	2010	2009
Net actuarial loss	$482,132	$499,919	$11,554	$19,428
Prior service cost/(credit)	1,134	790	(18,647)	(24,263)
Net transition obligation	1,922	2,367	—	—
	$485,188	$503,076	$(7,093)	$(4,835)

The amounts recognized in Other Comprehensive Loss/(Income) during 2010 and 2009 include the following:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2010	2009	2010	2009
Adjustments arising during the period:
Net actuarial loss/(gain)	$17,949	$(32,036)	$(6,263)	$(6,155)
Prior service cost/(credit)	483	(4,293)	(4,566)	(17,631)
Net transition asset	—	—	—	—
Reversal of amortization:
Net actuarial loss	(35,736)	(42,252)	(1,611)	(2,319)
Prior service cost/(credit)	(139)	(3,961)	10,182	11,155
Net transition obligation	(445)	(353)	—	—
Total recognized in Other Comprehensive Loss/(Income)	$(17,888)	$(82,895)	$(2,258)	$(14,950)
Total recognized in Net Periodic Benefit Cost and Other Comprehensive Loss/(Income)	$32,087	$(797)	$(8,906)	$(19,845)

F22

The accumulated benefit obligation for all defined benefit plans was $1,298,865 and $1,222,455 at December 31, 2010 and 2009, respectively.

The projected benefit obligation (PBO), accumulated benefit obligation (ABO) and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were, $1,356,574, $1,298,865 and $1,043,366, respectively, as of December 31, 2010, and $1,280,291, $1,216,504 and $980,657, respectively, as of December 31, 2009.

The following table sets forth the Company’s projected benefit payments for the next ten years:

Year	Retirement Plans	Retiree Health and Life Insurance Plans
2011	$80,077	$4,059
2012	$81,683	$4,119
2013	$81,525	$4,216
2014	$80,788	$4,316
2015	$81,830	$4,262
2016-2020	$434,682	$18,626

Assumptions

The following tables set forth the major actuarial assumptions used in determining the PBO, ABO and net periodic cost.

Weighted-average assumptions used to determine benefit obligations at December 31	U.S. Retirement Plans	U.S. Retiree Health and Life Insurance Plans	Foreign Plans
Discount Rate
2010	5.21%	4.37%	4.40-6.00%
2009	5.74%	5.08%	5.00-6.75%
Rate of Compensation Increase
2010	4.49%	4.29%	2.50-4.50%
2009	4.59%	4.38%	2.50-4.00%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31	U.S. Retirement Plans	U.S. Retiree Health and Life Insurance Plans	Foreign Plans
Discount Rate
2010	5.74%	5.08%	5.00-6.75%
2009	6.48%	6.19%	6.00-7.50%
2008	6.39%	6.11%	5.50-6.25%
Expected Long-term Rate of Return
2010	8.50%	8.50%	3.75-7.50%
2009	8.50%	8.50%	3.75-7.70%
2008	8.50%	8.50%	3.75-7.80%
Rate of Compensation Increase
2010	4.59%	4.38%	2.50-4.00%
2009	4.66%	4.46%	2.50-4.00%
2008	4.77%	4.57%	2.00-4.50%

The Company adjusts its discount rates at the end of each fiscal year based on yield curves of high-quality debt instruments over durations that match the expected benefit payouts of each plan. The expected long-term rate of return assumption is based on the Company’s current and expected future portfolio mix by asset class, and expected nominal returns of these asset classes using an economic “building block” approach. Expectations for inflation and real interest rates are developed and various risk premiums are assigned to each asset class based primarily on historical performance. The expected long-term rate of return also gives consideration to the expected level of outperformance to be achieved on that portion of the Company’s investment portfolio under active management. The assumed rate of compensation increase reflects historical experience and management’s expectations regarding future salary and incentive increases.

Medical Trends

The U.S. Retiree Health and Life Insurance Plan makes up approximately 99% of the Retiree Health liability. Therefore, the following information relates to the U.S. plan only.

Healthcare Cost Trend Rate	Pre-age 65	Post-age 65
2010	8.00%	8.00%
2009	8.30%	9.30%

Ultimate Trend Rate	Pre-age 65	Post-age 65
2010	5.5%	5.5%
2009	5.0%	6.0%

Year at which the Rate Reaches the Ultimate Trend Rate	Pre-age 65	Post-age 65
2010	2016	2016
2009	2014	2014

Increasing the assumed trend rate for healthcare costs by one percentage point would increase the accumulated postretirement benefit obligation (the APBO) and total service and interest cost component approximately $498 and $59, respectively. Decreasing the assumed trend rate for healthcare costs by one percentage point would decrease the APBO and total service and interest cost component approximately $453 and $53, respectively. Based on amendments to the U.S. plan approved in 1999, which became effective in 2003, cost increases borne by the Company are limited to the Urban CPI, as defined.

FORM 10-K Sonoco 2010 Annual Report	F23

Retirement Plan Assets

The following table sets forth the weighted-average asset allocations of the Company’s retirement plans at December 31, 2010 and 2009, by asset category.

Asset Category	U.S.	U.K.	Canada
Equity securities
2010	57.0%	73.9%	60.2%
2009	46.1%	76.6%	71.2%

Debt securities
2010	31.4%	22.6%	38.2%
2009	35.4%	19.9%	25.6%

Alternative
2010	11.6%	2.6%	0.0%
2009	8.5%	2.7%	0.0%

Cash and short-term investments
2010	0.00%	0.9%	1.6%
2009	10.0%	0.8%	3.2%
Total
2010	100.0%	100.0%	100.0%
2009	100.0%	100.0%	100.0%

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

At December 31, 2010, total postretirement benefit plan assets were $1,063,424, of which $807,300 were assets of the U.S. Defined Benefit Plan.

U.S. Defined Benefit Plan

The equity investments are diversified among U.S. and non-U.S. stocks of small to large capitalizations. During 2008, the Company completed an asset/liability study for the U.S. Defined Benefit Plan. As a result, the investment mix of the Plan was altered to include a larger percentage allocation to longer duration domestic bonds as well as an increased allocation to international equity securities and alternative investments. The level of domestic equity securities was decreased to accommodate these changes. The current target allocation (midpoint) for the investment portfolio is: Equity Securities – 52.5%, Debt Securities – 34.5% Alternative – 13% and Cash – 0%. The large cash position at the end of 2009 was due to the timing of the Company’s $100,000 contribution in December 2009. At December 31, 2009, approximately $75,000 of cash and short-term investments were held by the Plan as the contribution was not fully invested in the targeted portfolio allocation until January 2010.

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

Retiree Health and Life Insurance Plan Assets

The following table sets forth the weighted-average asset allocations of the Company’s U.S. retiree health and life insurance plan at December 31, 2010 and 2009, by asset category. As mentioned previously, the U.S. Retiree Health and Life Insurance Plan comprises approximately 99% of the Retiree Health liability. Therefore, the following information relates to the U.S. Plan only.

Asset Category
Equity securities
2010	50.7%
2009	54.3%
Debt securities
2010	41.1%
2009	37.0%
Alternative
2010	7.1%
2009	5.3%
Cash
2010	1.1%
2009	3.4%
Total
2010	100.0%
2009	100.0%

Contributions

Based on current actuarial estimates, the Company anticipates that the total contributions to its retirement plans and retiree health and life insurance plans will be approximately $109,000 in 2011, including an $85,000 contribution made to its U.S. qualified defined benefit pension plan in January 2011. No assurances can be made, however, about funding requirements beyond 2011, as they will depend largely on actual investment returns and future actuarial assumptions.

Plan Changes and Amendments

In December 2010, the Company’s Board of Directors approved an amendment to the U.S. qualified defined benefit pension plan that resulted in the plan being split into two separate plans effective January 1, 2011. The result of the split is the creation of a plan that includes only active participants (the “Active Plan”) and another larger plan that

F24

includes only inactive participants (the “Inactive Plan”). The projected benefit obligation of the U.S. qualified defined benefit pension at December 31, 2010, is presented prior to the split. The combined projected benefit obligation of the separate plans at January 1, 2011, is approximately $250 higher. Actuarial losses associated with the Active Plan will continue to be amortized over the average remaining service life of the active participants (approximately 10 years) while the actuarial losses associated with the Inactive Plan will be amortized over the remaining life expectancy of the inactive participants (approximately 22 years). The longer amortization period is expected to lower overall benefit plan expense by approximately $13 million in 2011. This benefit will be partially offset by lower assumed rates of return. With the split into two plans, the Company expects to employ a somewhat more conservative asset allocation strategy for the Inactive Plan.

During 2010, certain retiree medical benefits and life insurance coverage under the Company’s U.S. Retiree Medical and Life Insurance Plan were changed, reducing the accumulated postretirement benefit obligation by $4,566. The resulting prior service credit will be amortized over a period of approximately four years.

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

During 2005, the Company announced changes in eligibility for retiree medical benefits effective January 1, 2006, for its U.S. plan. These changes included the elimination of a Company subsidy toward the costs of retiree benefits if certain age and service criteria were not met, as well as the elimination of Company-provided prescription drug benefits for Medicare-eligible retirees for those employees who retired after 1981 and for all future retirees. These changes resulted in an overall reduction in the accumulated postretirement benefit obligation of $38,132 in 2005, which was amortized over a period of 4.6 years. The benefit from the amortization of these prior service credits ceased during 2010.

Of the amounts included in Accumulated Other Comprehensive Loss (Income) as of December 31, 2010, the portions the Company expects to recognize as components of net periodic benefit cost in 2011 are as follows:

	Retirement Plans	Retiree Health and Life Insurance Plans
Net actuarial loss	$23,168	$1,382
Prior service cost/(credit)	140	(7,819)
Net transition obligation	459	—
	$23,767	$(6,437)

Sonoco Savings Plan

The Sonoco Savings Plan is a defined contribution retirement plan provided for the Company’s U.S. employees. In accordance with the Internal Revenue Service’s “Safe Harbor” matching contributions and vesting provisions, the plan had provided 100% Company matching on the first 3% of pretax contributions, 50% Company matching on the next 2% of pretax contributions and 100% immediate vesting. The plan also provides for participant contributions of 1% to 30% of gross pay. The Company’s matching contribution to the Sonoco Savings Plan was temporarily suspended effective June 1, 2009. A modified matching contribution was subsequently reinstated by the Company effective January 1, 2010. Under the modified matching arrangement, the Company will match 50% on the first 4% of a participant’s pretax contributions. The Company’s expenses related to the plan for 2010, 2009 and 2008 were approximately $7,950, $7,400 and $15,600, respectively.

Sonoco Investment and Retirement Plan

The Sonoco Investment and Retirement Plan is a defined contribution pension plan provided for the Company’s salaried and non-union U.S. employees who were hired on or after January 1, 2004. The Company makes an annual contribution of 4% of all eligible pay plus 4% of eligible pay in excess of the Social Security wage base to eligible participant accounts. Participants are fully vested after five years of service or upon reaching age 55, if earlier. The Company’s expenses related to the plan for 2010, 2009 and 2008 were approximately $9,300, $4,250 and $4,550, respectively.

Other Plans

The Company also provides retirement and post-retirement benefits to certain other non-U.S. employees through various Company and local government sponsored defined contribution arrangements. For the most part, the liabilities related to these arrangements are funded in the period they arise. The Company’s expenses for these plans were not material for all years presented.

FORM 10-K Sonoco 2010 Annual Report	F25

13. Income taxes

The provision for taxes on income for the years ended December 31 consists of the following:

	2010	2009	2008
Pretax income
Domestic	$183,447	$136,029	$150,348
Foreign	71,007	78,192	52,028
Total pretax income	$254,454	$214,221	$202,376
Current
Federal	$26,560	$24,656	$44,431
State	2,714	3,277	7,245
Foreign	22,713	17,196	21,965
Total current	$51,987	$45,129	$73,641
Deferred
Federal	$23,744	$16,663	$(3,781)
State	1,187	1,855	(3,437)
Foreign	(12,433)	3,171	(11,626)
Total deferred	$12,498	$21,689	$(18,844)
Total taxes	$64,485	$66,818	$54,797

Deferred tax liabilities/(assets) are comprised of the following at December 31:

	2010	2009
Depreciation	$93,321	$103,244
Other	0	5,082
Intangibles	83,179	77,583
Gross deferred tax liabilities	$176,500	$185,909
Retiree health benefits	$(11,869)	$(17,623)
Foreign loss carryforwards	(86,628)	(72,487)
Capital loss carryforwards	(11,418)	(22,961)
Employee benefits	(121,731)	(137,920)
Accrued liabilities and other	(62,104)	(63,520)
Gross deferred tax assets	$(293,750)	$(314,511)
Valuation allowance on deferred tax assets	$76,860	$76,540
Total deferred taxes, net	$(40,390)	$(52,062)

Foreign subsidiary loss carryforwards of approximately $342,900 remain at December 31, 2010. Their use is limited to future taxable earnings of the respective foreign subsidiaries. Approximately $222,400 of these loss carryforwards do not have an expiration date. The remaining loss carryforwards expire at various dates in the future. Approximately $8,150 of state loss carryforwards and $4,600 of state credit carryforwards remain at December 31, 2010. The state loss and credit carryforwards expire at various dates in the future.

A reconciliation of the U.S. federal statutory tax rate to the actual consolidated tax expense is as follows:

	2010		2009		2008
Statutory tax rate	$89,059	35.0%	$74,977	35.0%	$70,832	35.0%
State income taxes, net of federal tax benefit	4,308	1.7	1,589	0.7	2,405	1.2
Valuation allowance	(5,788)	(2.3)	1,526	0.7	5,351	2.6
Tax examinations including change in reserve for uncertain tax positions	(2,878)	(1.1)	331	0.2	(2,332)	(1.2)
Change in estimates related to prior years	1,274	0.5	(931)	(0.4)	(4,460)	(2.2)
Foreign earnings taxed at other than U.S. rates	(17,153)	(6.8)	(5,808)	(2.7)	(13,252)	(6.5)
Effect of tax rate changes enacted during the year	645	0.3	(1,219)	(0.6)	(616)	(0.3)
Other, net	(4,982)	(2.0)	(3,647)	(1.7)	(3,131)	(1.5)
Total taxes	$64,485	25.3%	$66,818	31.2%	$54,797	27.1%

The change in “Tax examinations including change in reserve for uncertain tax positions” is shown net of associated deferred taxes and accrued interest. Included in the change are net increases of $5,168, $4,645 and $7,166 for uncertain items arising in 2010, 2009 and 2008, respectively. Also included are adjustments related to prior year items, primarily decreases related to lapses of statutes of limitations in international, federal and state jurisdictions as well as overall changes in facts and judgment. These adjustments decreased the reserve by a total of $13,296, $4,314 and $9,498 in 2010, 2009 and 2008, respectively.

In many of the countries in which the Company operates, earnings are taxed at rates lower than in the U.S. This benefit is reflected in “Foreign earnings taxed at other than U.S. rates” along with other items, if any, that impacted taxes on foreign earnings in the periods presented. Included in 2009 is a $5,287 charge related to an unfavorable change in Mexican tax law. This change had retrospective effect back to 1999, and eliminated the benefits of filing consolidated returns in those periods. In 2010, there was a regulatory clarification of the 2009 law change, which resulted in recognition of a benefit of $5,474, offsetting the prior negative impact. Included in 2008 is an additional benefit of $4,313 from an adjustment to the basis of acquired assets of one of the Company’s Italian operations due to a change in local tax law.

The benefits included in “Change in estimates related to prior years” for each of the years presented consist primarily of adjustments to deferred tax assets and liabilities arising from the availability of more accurate estimates.

Undistributed earnings of international subsidiaries totaled $376,264 at December 31, 2010. Deferred taxes have not been provided on the undistributed earnings, as the Company considers these amounts to be indefinitely reinvested to finance international growth and expansion. If such amounts were remitted, loaned to the Company, or the stock in the foreign subsidiaries sold, these earnings could become subject to tax.

F26

Reserve for Uncertain Tax Positions

The following table sets forth the reconciliation of the gross amounts of unrecognized tax benefits at the beginning and ending of the periods indicated:

	2010	2009	2008
Gross Unrecognized Tax Benefits at January 1	$45,600	$34,800	$36,700
Increases in prior years’ unrecognized tax benefits	4,700	18,300	1,600
Decreases in prior years’ unrecognized tax benefits	(16,600)	(5,700)	(3,000)
Increases in current year unrecognized tax benefits	5,800	5,200	7,000
Decreases in unrecognized tax benefits from the lapse of statutes of limitations	(7,000)	(5,300)	(6,400)
Settlements	(4,400)	(1,700)	(1,100)
Gross Unrecognized Tax Benefits at December 31	$28,100	$45,600	$34,800

Of the unrecognized tax benefit balances at December 31, 2010 and December 31, 2009, approximately $19,300 and $28,400, respectively, would have an impact on the effective tax rate if ultimately recognized.

Interest and/or penalties related to income taxes are reported as part of income tax expense. The Company had approximately $3,800 and $6,500 accrued for interest at December 31, 2010 and December 31, 2009, respectively. Tax expense for the year ended December 31, 2010 includes $1,800 of interest benefit, which is comprised of an interest benefit of approximately $5,300 related to the expiration of statutes of limitations and other releases and interest expense of $3,500 on unrecognized tax benefits. The amounts listed above for accrued interest and interest expense do not reflect the benefit of a federal tax deduction which would be available if the interest were ultimately paid.

The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, or non-U.S., income tax examinations by tax authorities for years before 2007. With respect to state and local income taxes, the Company is no longer subject to examination prior to 2005, with few exceptions.

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

Environmental Matters

During the fourth quarter of 2005, the U. S. Environmental Protection Agency (EPA) notified U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, that U.S. Mills and NCR Corporation (NCR), an unrelated party, would be jointly held responsible to undertake a program to remove and dispose of certain PCB-contaminated sediments at a particular site on the lower Fox River in Wisconsin (the “Site”) which is now labeled by the EPA as Phase 1. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation, which through December 31, 2010 have totaled approximately $28,900. The Company has expensed a total of $17,650 ($12,500 in 2005 and $5,150 in 2007) for its share of the total estimated cleanup cost. Through December 31, 2010, a total of $14,467 has been spent on remediation of the Site. The remaining accrual of $3,183 represents the Company’s best estimate of what it is likely to pay to complete the Site project. However, the actual costs associated with cleanup of this particular site are dependent upon many factors and it is reasonably possible that remediation costs could be higher than the current estimate of project costs. The Company acquired U.S. Mills in 2001, and the alleged contamination predates the acquisition.

In February 2007, the EPA and Wisconsin Department of Natural Resources (WDNR) issued a general notice of potential liability under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and a request to participate in remedial action implementation negotiations relating to a stretch of the lower Fox River, including the bay at Green Bay (Operating Units 2 – 5), to eight potentially responsible parties, including U.S. Mills. Operating Units 2 – 5 include, but also comprise, a vastly larger area than the Site. Although it has not accepted any liability, U.S. Mills is reviewing this information and discussing possible remediation scenarios, and the

FORM 10-K Sonoco 2010 Annual Report	F27

allocation of responsibility therefor, with other potentially responsible parties. On April 9, 2007, U.S. Mills, in conjunction with other potentially responsible parties, presented to the EPA and the WDNR a proposed schedule to mediate the allocation issues among eight potentially responsible parties, including U.S. Mills. Non-binding mediation began in May 2007 and continued as bilateral/multilateral negotiations, although no agreement among the parties occurred.

On November 13, 2007, the EPA issued a unilateral Administrative Order for Remedial Action pursuant to Section 106 of CERCLA. The order requires U.S. Mills and the seven other respondents jointly to take various actions to clean up Operating Units 2 – 5. The order establishes two phases of work. The first phase consists of planning and design work as well as preparation for dredging and other remediation work and initially was required to be completed by December 31, 2008. The second phase consists primarily of dredging and disposing of contaminated sediments and capping of the dredged and less contaminated areas of the river bottom. The second phase was required to begin in 2009 and is expected to continue for several years. The order also provides for a $32.5 per day penalty for failure by a respondent to comply with its terms as well as exposing a non-complying respondent to potential treble damages. Although U.S. Mills has reserved its rights to contest liability for any portion of the work, it is cooperating with the other respondents to comply with the first phase of the order. However, its financial contribution will likely be determined by the lawsuit commenced in June 2008.

On June 12, 2008, NCR and Appleton Papers, Inc. (API), as plaintiffs, commenced suit in the United States District Court for the Eastern District of Wisconsin (No. 08-CV-0016-WCG) against U.S. Mills, as one of a number of defendants, seeking a declaratory judgment allocating among all the parties the costs and damages associated with the pollution and cleanup of the Lower Fox River. The suit also seeks damages from the defendants for amounts already spent by the plaintiffs, including natural resource damages, and future amounts to be spent by all parties with regard to the pollution and cleanup of the Lower Fox River. On December 16, 2009, the court issued an order which concluded that, under the equities of the case, NCR and API were not entitled to any contribution from U.S. Mills and other defendants, thereby granting the defendants’ motions for summary judgment and denying the plaintiffs’ motions for summary judgment. Although an order has been issued by the court, no appealable final judgment has been entered yet; nevertheless, NCR has reported that it intends to appeal the ruling, presumably after entry of the final judgment. Subsequent to the December 2009 ruling, U.S. Mills and other defendants made motions to have the court rule that, on the same basis as the December 2009 ruling, NCR would be responsible for any costs that U.S. Mills and the other defendants might incur, past, present and future. These motions are under advisement by the court. The Company believes that this suit will have a minimal, if any, impact on the total amount of the potential remediation costs associated with Operating Units 2 – 5, but it may have a substantial impact on U.S. Mills’ share of those costs. U.S. Mills plans to defend the suit vigorously.

On October 14, 2010, the EPA and WDNR filed suit against NCR, API, U.S. Mills and nine other defendants in the United States District Court for the Eastern District of Wisconsin (No. 10-CV-00910-WCG) pursuant to Sections 106 and 107 of CERCLA. The plaintiffs seek to recover unreimbursed costs incurred for activities undertaken in response to the release and threatened release of hazardous substances from facilities at or near the Lower Fox River and Green Bay as well as damages for injury to, loss of, and destruction of natural resources resulting from such releases. The plaintiffs also seek a ruling that the defendants are liable for future response costs of the plaintiffs and requiring the defendants to comply with the unilateral Administrative Order for Remedial Action discussed in prior filings. The Company does not believe that the remedies sought in the suit materially expand the Company’s potential liability beyond what has been disclosed in this report or in the Company’s prior filings with the SEC. U.S. Mills plans to defend the suit vigorously.

As of December 31, 2010, U.S. Mills had accrued a total of $55,544 for potential liabilities associated with the Fox River contamination (not including amounts accrued for remediation at the Site). That amount represents the minimum of the range of probable loss that can be reasonably estimated based on information available through the date of this report. In two separate actions during 2008, U.S. Mills increased its reserve for all Fox River related liabilities (other than the Site) from $20,000 to $60,825. Accordingly, U.S. Mills recognized additional pretax charges of $40,825 in 2008 for such potential liabilities. Also during 2008, settlements totaling $40,825 were reached on certain of the insurance policies covering the Fox River contamination. The recognition of these insurance settlements offset the impact to earnings of the additional charges in 2008. Through December 31, 2010, a total of $5,281, primarily legal fees, has been spent against this reserve. Although the Company lacks a reasonable basis for identifying any amount within the range of possible loss as a better estimate than any other amount, as has been previously disclosed, the upper end of the range may exceed the net worth of U.S. Mills. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $85,000 at December 31, 2010.

The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time.

As of December 31, 2010 and 2009, the Company (and its subsidiaries) had accrued $62,026 and $63,800, respectively, related to environmental contingencies. Of these, a total of $58,727 and $60,414 relate to U.S. Mills at December 31, 2010 and 2009, respectively. These accruals are included in “Accrued expenses and other” on the

F28

Company’s Consolidated Balance Sheets. As discussed above, U.S. Mills also recognized a $40,825 benefit from cash settlements reached on certain insurance policies covering the Fox River contamination in 2008. U.S. Mills’ two remaining insurance carriers are in liquidation. It is possible that U.S. Mills may recover from these carriers a small portion of the costs it ultimately incurs. U.S. Mills may also be able to recoup some of the costs it incurs from other parties. There can be no assurance that such claims for recovery would be successful and no amounts have been recognized in the consolidated financial statements of the Company for such potential recovery or recoupment.

Commitments

As of December 31, 2010, the Company had long-term obligations to purchase electricity and steam, which it uses in its production processes, as well as long-term purchase commitments for certain raw materials, principally old corrugated containers. These purchase commitments require the Company to make total payments of approximately $386,800, as follows: $63,800 in 2011; $62,600 in 2012; $62,600 in 2013, $58,400 in 2014 and a total of $139,400 from 2015 through 2020.

15. Shareholders’ equity and earnings per share

Stock Repurchases

The Company’s Board of Directors has authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. On December 3, 2010 the Company announced it would immediately begin repurchasing 2,000,000 shares of the 5,000,000 authorized. During 2010, a total of 695,036 shares were repurchased under this program at a cost of $23,219. Accordingly, at December 31, 2010, a total of 4,304,964 shares remain available for repurchase.

The Company occasionally repurchases shares of its common stock to satisfy employee tax withholding obligations in association with the exercise of stock appreciation rights and performance-based stock awards. These repurchases, which are not part of a publicly announced plan or program, totaled 43,084 shares during 2010 at a cost of $1,439.

Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2010	2009	2008
Numerator:
Net income attributable to Sonoco	$201,053	$151,482	$164,608
Denominator:
Weighted average common shares outstanding	101,599,000	100,780,000	100,321,000
Dilutive effect of stock-based compensation	944,000	249,000	665,000
Diluted outstanding shares	102,543,000	101,029,000	100,986,000

Per common share:
Net income attributable to Sonoco:
Basic	$1.98	$1.50	$1.64
Diluted	$1.96	$1.50	$1.63

The Company declared dividends totaling $1.11 and $1.08 per share in 2010 and 2009, respectively.

Certain stock appreciation rights and options to purchase shares of the Company’s common stock are not dilutive because the exercise price is greater than the market price of the stock at the end of the fiscal year or they have not fully vested. Accordingly, the following shares were not included in the computations of diluted income per share amounts:

	2010	2009	2008
Anti-dilutive options/SARs	1,294,075	2,734,616	3,685,058

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

Restructuring, asset impairment and environmental remediation charges, interest expense, interest income, acquisition-related costs and debt tender charges are included in income before income taxes under “Corporate & Environmental.”

FORM 10-K Sonoco 2010 Annual Report	F29

The following table sets forth financial information about each of the Company’s business segments:

Years ended December 31
	Consumer Packaging	Tubes and Cores/ Paper	Packaging Services	All Other Sonoco	Corporate & Environmental	Consolidated
Total Revenue
2010	$1,670,974	$1,735,292	$470,239	$385,905	$—	$4,262,410
2009	1,552,428	1,418,183	427,705	319,440	—	3,717,756
2008	1,588,251	1,774,821	502,556	402,469	—	4,268,097
Intersegment Sales[1]
2010	$2,475	$90,296	$1,099	$44,419	$—	$138,289
2009	1,827	79,049	1,167	38,382	—	120,425
2008	1,789	100,185	1,190	42,548	—	145,712
Sales to Unaffiliated Customers
2010	$1,668,499	$1,644,996	$469,140	$341,486	$—	$4,124,121
2009	1,550,601	1,339,134	426,538	281,058	—	3,597,331
2008	1,586,462	1,674,636	501,366	359,921	—	4,122,385
Income Before Income Taxes[2]
2010	$179,827	$130,185	$12,487	$41,586	$(109,631)	$254,454
2009	169,932	72,248	11,008	26,399	(65,366)	214,221
2008	130,944	145,840	28,471	44,379	(147,258)	202,376
Identifiable Assets[3]
2010	$1,233,909	$1,380,325	$312,914	$200,801	$153,065	$3,281,014
2009	1,070,323	1,347,772	302,496	177,510	164,479	3,062,580
2008	1,076,604	1,286,477	300,586	180,873	241,926	3,086,466
Depreciation, Depletion and Amortization[4]
2010	$72,517	$79,610	$8,633	$8,905	$—	$169,665
2009	69,483	85,520	10,872	7,712	—	173,587
2008	73,679	87,654	11,016	10,685	—	183,034
Capital Expenditures[4]
2010	$62,448	$64,999	$8,628	$9,835	$—	$145,910
2009	35,225	56,959	5,235	6,731	—	104,150
2008	41,841	70,510	2,631	8,132	—	123,114

[1]        Intersegment sales are recorded at a market-related transfer price.

[2]       Included in Corporate & Environmental are restructuring, asset impairment, acquisition-related costs and environmental charges associated with the following segments:

	Consumer Packaging	Tubes and Cores/ Paper	Packaging Services	All Other Sonoco	Corporate & Environmental	Total
2010	$16,197	$6,098	$1,969	$1,323	$321	$25,908
2009	3,767	18,857	1,270	2,081	826	26,801
2008	21,695	32,669	2,058	988	42,651	100,061
The remaining amounts reported as Corporate & Environmental consist of interest expense, interest income and debt tender charges.
[3]

Identifiable assets are those assets used by each segment in its operations. Corporate assets consist primarily of cash and cash equivalents, investments in affiliates, headquarters facilities and prepaid expenses.

[4]	Depreciation, depletion and amortization, as well as capital expenditures that are incurred at Corporate, are allocated to the reportable segments and All Other Sonoco.

Geographic Regions

Sales to unaffiliated customers and long-lived assets by geographic region are as follows:

	2010	2009	2008
Sales to Unaffiliated Customers
United States	$2,659,844	$2,315,075	$2,596,641
Europe	693,719	616,744	762,143
Canada	328,849	315,880	374,122
All other	441,709	349,632	389,479
Total	$4,124,121	$3,597,331	$4,122,385
Long-lived Assets
United States	$1,349,561	$1,285,838	$1,314,106
Europe	289,418	308,012	320,271
Canada	262,903	246,835	228,630
All other	119,690	114,658	103,814
Total	$2,021,572	$1,955,343	$1,966,821

Sales are attributed to countries/regions based upon the plant location from which products are shipped. Long-lived assets are comprised of property, plant and equipment, goodwill, intangible assets and investment in affiliates (see Notes 6 and 7).

17. Accumulated other comprehensive loss

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable, for the years ended December 31, 2010 and 2009:

	Foreign Currency Translation Adjustments	Defined Benefit Plans	Derivative Financial Instruments	Accumulated Other Comprehensive Loss
Balance at December 31, 2008	$(68,737)	$(372,807)	$(13,135)	$(454,679)
Change during 2009	79,535	56,149	8,526	144,210
Balance at December 31, 2009	$10,798	$(316,658)	$(4,609)	$(310,469)
Change during 2010	6,887	13,621	(2,906)	17,602
Balance at December 31, 2010	$17,685	$(303,037)	$(7,515)	$(292,867)

The cumulative tax benefit on Derivative Financial Instruments was $4,406 and $2,720 at December 31, 2010 and 2009, respectively. The tax benefit on Derivative Financial Instruments increased by $1,686 during the year ended December 31, 2010, and decreased by $(4,960) during the year ended December 31, 2009.

The cumulative tax benefit on Defined Benefit Plans was $179,628 and $186,001 at December 31, 2010 and 2009, respectively. The tax benefit on Defined Benefit Plans decreased by $(6,373) during the year ended December 31, 2010, and decreased by $(39,257) during the year ended December 31, 2009.

F30

The change in defined benefit plans includes pretax changes of $(152) during the year ended December 31, 2010 and $(2,439) during the year ended December 31, 2009 related to changes in benefit plans of one of the Company’s equity method investments.

18. Selected quarterly financial data

The following table sets forth selected quarterly financial data of the Company:

(Unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Net sales	$935,133	$1,010,116	$1,051,725	$1,127,147
Gross profit	175,758	192,524	199,584	199,666
Restructuring/Asset impairment charges	(3,947)	(2,511)	(12,166)	(5,375)
Net income attributable to Sonoco	48,572	58,953	59,019	34,509
Per common share:
Net income attributable to Sonoco:
- basic	$.48	$.58	$.58	$.34
- diluted	.48	.58	.57	.33
Cash dividends
- common	.27	.28	.28	.28
Market price
- high	31.86	35.87	34.00	35.04
- low	26.17	28.83	29.66	31.75
2009
Net sales	$800,629	$864,231	$930,560	$1,001,911
Gross profit	140,863	158,284	173,056	193,843
Restructuring/Asset impairment charges	(7,210)	(10,386)	(158)	(9,047)
Net income attributable to Sonoco	23,122	33,610	47,671	47,079
Per common share:
Net income attributable to Sonoco:
- basic	$.23	$.33	$.47	$.47
- diluted	.23	.33	.47	.46
Cash dividends
- common	.27	.27	.27	.27
Market price
- high	25.41	26.18	28.95	30.61
- low	16.70	20.27	22.58	26.17

FORM 10-K Sonoco 2010 Annual Report	F31

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. PricewaterhouseCoopers LLP (PwC), our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2010, and has issued an attestation report, which appears at the beginning of Item 8 of this Annual Report on Form 10-K.

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

Part III

Item 10. Directors, executive officers and corporate governance

The information set forth in the Company’s definitive Proxy Statement for the annual meeting of shareholders to be held on April 20, 2011 (the Proxy Statement), under the captions “Election of Directors,” “Information Concerning Directors Whose Terms Continue,” “Additional Information About Experience and Qualifications of Directors and Nominees,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference. Information about executive officers of the Company is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

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

Item 11. Executive compensation

The information set forth in the Proxy Statement under the caption “Compensation Committee Interlocks and Insider Participation,” under the caption “Executive Compensation,” and under the caption “Director Compensation” is incorporated herein by reference. The information set forth in the Proxy Statement under the caption “Compensation Committee Report” is also incorporated herein by reference, but pursuant to the Instructions to Item 407(e)(5) of Regulation S-K, such report shall not be deemed to be “soliciting material” or subject to Regulation 14A, and shall be deemed to be “furnished” and not “filed” and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of being so furnished.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters

The information set forth in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners,” and under the caption “Security Ownership of Management” is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth aggregated information about all of the Company’s compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance as of December 31, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[1] (c)
Equity compensation plans approved by security holders	7,150,900	$27.95	4,634,268
Equity compensation plans not approved by security holders	—	—	—
Total	7,150,900	$27.95	4,634,268
[1]

The Sonoco Products Company 2008 Long-Term Incentive Plan was adopted at the Company’s 2008 Annual Meeting of Shareholders. The maximum number of shares of common stock that may be issued under this plan is 8,500,000 shares, subject to certain adjustments. Awards prior to 2008 were granted under a previous plan and so do not reduce the number remaining available under the current plan.

FORM 10-K Sonoco 2010 Annual Report	33

The weighted-average exercise price of $27.95 relates to stock options, stock appreciation rights, and deferred compensation stock units, which account for 5,542,685 of the 7,150,900 securities issuable upon exercise. The remaining securities relate to performance-contingent restricted stock units and restricted stock unit awards that have no exercise price requirement.

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

		– Consolidated Balance Sheets as of December 31, 2010 and 2009

		– Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008

		– Consolidated Statements of Comprehensive Income/(Loss) for the years ended December 31, 2010, 2009 and 2008

		– Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008

		– Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

		– Notes to Consolidated Financial Statements

		– Report of Independent Registered Public Accounting Firm

	2.	Financial Statement Schedules

		Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2010, 2009 and 2008.

Column A	Column B	Column C - Additions			Column D		Column E
Description	Balance at Beginning of Year	Charged to Costs and Expenses		Charged to Other	Deductions		Balance at End of Year
2010
Allowance for Doubtful Accounts	$10,978	$1,914		$(71)[1]	$4,207	[2]	$8,614
LIFO Reserve	19,155	(1,988)[3]					17,167
Valuation Allowance on Deferred Tax Assets	76,540	13,690	[4]	(3,532)[5]	9,838	[6]	76,860

2009
Allowance for Doubtful Accounts	$9,269	$5,825		$705 [1]	$4,821	[2]	$10,978
LIFO Reserve	17,667	1,488	[3]				19,155
Valuation Allowance on Deferred Tax Assets	73,632	4,121	[4]	1,928 [5]	3,141	[6]	76,540

2008
Allowance for Doubtful Accounts	$9,519	$4,516		$(395)[1]	$4,371	[2]	$9,269
LIFO Reserve	16,404	1,263	[3]				17,667
Valuation Allowance on Deferred Tax Assets	73,175	11,396	[4]	(4,894)[5]	6,045	[6]	73,632

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

All other schedules not included have been omitted because they are not required, are not applicable or the required information is given in the financial statements or notes thereto.

3.	Exhibits

3-1	Articles of Incorporation, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 1999)

3-2	By-Laws, as amended (incorporated by reference to the Registrant’s Form 8-K filed December 6, 2007)

4-1	Indenture, dated as of June 15, 1991, between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

FORM 10-K Sonoco 2010 Annual Report	35

4-2	First Supplemental Indenture, dated as of June 23, 2004, between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 2004)

4-3	Second Supplemental Indenture, dated as of November 1, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Registrant’s Form 8-K filed October 28, 2010)

4-4	Form of Note for 5.625% Notes due 2016 (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

4-5	Form of Note for 6.50% Notes due November 15, 2013 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001)

4-6	Form of Note for 5.75% Notes due 2040 (incorporated by reference to form 8-K filed October 28, 2010 – Appendix A to Second Supplemental Indenture)

10-1	1991 Sonoco Products Company Key Employee Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10-2	Sonoco Products Company 1996 Non-employee Directors’ Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10-3	Sonoco Savings Plan, as amended (incorporated by reference to the Registrant’s Form S-8 filed October 28, 2002 (File No. 333-100799) and Form 10-Q for the quarter ended March 29, 2009)

10-4	Sonoco Products Company 2008 Long-Term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2008)

10-5	Deferred Compensation Plan for Key Employees of Sonoco Products Company (a.k.a. Deferred Compensation Plan for Corporate Officers of Sonoco Products Company), as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-6	Omnibus Benefit Restoration Plan of Sonoco Products Company, amended and restated as of January 1, 2008 (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2008 and Form 10-Q for the quarter ended March 29, 2009)

10-7	Deferred Compensation Plan for Outside Directors of Sonoco Products Company, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-8	Form of Executive Bonus Life Agreement between the Company and certain executive officers (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 26, 2004)

10-9	Form of Executive Bonus Life Supplemental Agreement between the Company and Charles L. Sullivan, Jr. (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2004)

10-10	Adjustment to Supplemental Executive Retirement Plan for Charles L. Sullivan, Jr. (incorporated by reference to Registrant’s Form 8-K filed April 22, 2005)

10-11	Amendment to terms of Restricted Stock Units granted to Harris E. DeLoach, Jr. (incorporated by reference to Registrant’s Form 8-K filed October 19, 2005)

10-12	Amendments to the Omnibus Benefit Restoration Plan of Sonoco Products Company, dated February 10, 2010 (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2009)

10-13	Second Amended and Restated Credit Agreement, effective October 18, 2010

10-14	Sonoco Investment and Retirement Plan, effective January 1, 2004 (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2007)

10-15	Sonoco Products Company Amended and Restated Trust Agreement for Executives, as of October 15, 2008 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-16	Sonoco Products Company Amended and Restated Directors Deferral Trust Agreement, as of October 15, 2008 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-17	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 5, 2008 (incorporated by reference to Registrant’s Form 8-K filed February 22, 2008)

10-18	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 3, 2009 (incorporated by reference to Registrant’s Form 8-K filed February 9, 2009)

10-19	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 9, 2010 (incorporated by reference to Registrant’s Form 8-K filed February 16, 2010)

10-20	Performance-Based Annual Incentive Plan for Executive Officers (incorporated by reference to the Registrant’s Proxy Statement for the April 19, 2000 Annual Meeting of Shareholders)

12	Statements regarding Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm with respect to Registrant’s Form 10-K

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

99	Proxy Statement, filed in conjunction with annual shareholders’ meeting scheduled for April 20, 2011 (to be filed within 120 days after December 31, 2010)

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

FORM 10-K Sonoco 2010 Annual Report	37

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of February 2011.

SONOCO PRODUCTS COMPANY

Harris E. DeLoach, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 28th day of February 2011.

Charles J. Hupfer
Senior Vice President and Chief Financial Officer
(principal financial officer)

Barry L. Saunders
Vice President and Corporate Controller
(principal accounting officer)

Signatures, continued

/s/ H.E. DeLoach, Jr. H.E. DeLoach, Jr.	Chief Executive Officer and Director (Chairman)

/s/ J.L. Coker J.L. Coker	Director

/s/ P.L. Davies P.L. Davies	Director

/s/ C.C. Fort C.C. Fort	Director

/s/ E.H. Lawton, III E.H. Lawton, III	Director

/s/ J.E. Linville J.E. Linville	Director

/s/ J.M. Micali J.M. Micali	Director

/s/ J.H. Mullin, III J.H. Mullin, III	Director

/s/ L.W. Newton L.W. Newton	Director

/s/ M.D. Oken M.D. Oken	Director

/s/ P.R. Rollier P.R. Rollier	Director

/s/ T.E. Whiddon T.E. Whiddon	Director

FORM 10-K Sonoco 2010 Annual Report	39

Exhibit Index

3-1	Articles of Incorporation, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 1999)

3-2	By-Laws, as amended (incorporated by reference to the Registrant’s Form 8-K filed December 6, 2007)

4-1	Indenture, dated as of June 15, 1991, between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

4-2	First Supplemental Indenture, dated as of June 23, 2004, between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 2004)

4-3	Second Supplemental Indenture, dated as of November 1, 2010, between The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Registrant’s Form 8-K filed October 28, 2010)

4-4	Form of Note for 5.625% Notes due 2016 (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

4-5	Form of Note for 6.50% Notes due November 15, 2013 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001)

4-6	Form of Note for 5.75% Notes due November 2040 (incorporated by reference to Form 8-K filed October 28, 2010 – Appendix A to Second Supplemental Indenture)

10-1	1991 Sonoco Products Company Key Employee Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10-2	Sonoco Products Company 1996 Non-employee Directors’ Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10-3	Sonoco Savings Plan, as amended (incorporated by reference to the Registrant’s Form S-8 filed October 28, 2002 (File No. 333-100799) and Form 10-Q for the quarter ended March 29, 2009)

10-4	Sonoco Products Company 2008 Long-Term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2008)

10-5	Deferred Compensation Plan for Key Employees of Sonoco Products Company (a.k.a. Deferred Compensation Plan for Corporate Officers of Sonoco Products Company), as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-6	Omnibus Benefit Restoration Plan of Sonoco Products Company, amended and restated as of January 1, 2008 (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2009 and Form 10-Q for the quarter ended March 29, 2009)

10-7	Deferred Compensation Plan for Outside Directors of Sonoco Products Company, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-8	Form of Executive Bonus Life Agreement between the Company and certain executive officers (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 26, 2004)

10-9	Form of Executive Bonus Life Supplemental Agreement between the Company and Charles L. Sullivan, Jr. (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2004)

10-10	Adjustment to Supplemental Executive Retirement Plan for Charles L. Sullivan, Jr. (incorporated by reference to Registrant’s Form 8-K filed April 22, 2005)

10-11	Amendment to terms of Restricted Stock Units granted to Harris E. DeLoach, Jr. (incorporated by reference to Registrant’s Form 8-K filed October 19, 2005)

10-12	Amendments to the Omnibus Benefit Restoration Plan of Sonoco Products Company, dated February 10, 2010 (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2009)

10-13	Second Amended and Restated Credit Agreement, effective October 18, 2010

10-14	Sonoco Investment and Retirement Plan, effective January 1, 2004 (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2007)

10-15	Sonoco Products Company Amended and Restated Trust Agreement for Executives, as of October 15, 2008 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-16	Sonoco Products Company Amended and Restated Directors Deferral Trust Agreement, as of October 15, 2008 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-17	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 5, 2008 (incorporated by reference to Registrant’s Form 8-K filed February 22, 2008)

Exhibit Index, continued

10-18	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 3, 2009 (incorporated by reference to Registrant’s Form 8-K filed February 9, 2009)

10-19	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 9, 2010 (incorporated by reference to Registrant’s Form 8-K filed February 16, 2010)

10-20	Performance-Based Annual Incentive Plan for Executive Officers (incorporated by reference to the Registrant’s Proxy Statement for the April 19, 2000 Annual Meeting of Shareholders)

12	Statements regarding Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm with respect to Registrant’s Form 10-K

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

99	Proxy Statement, filed in conjunction with annual shareholders’ meeting scheduled for April 20, 2011 (to be filed within 120 days after December 31, 2010)

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

FORM 10-K Sonoco 2010 Annual Report	41