Form 10-Q
period 2011-04-03
SONOCO PRODUCTS CO
filed 2011-05-03
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 0-516
SONOCO PRODUCTS COMPANY

Incorporated under the laws	I.R.S. Employer Identification
of South Carolina	No. 57-0248420
1 N. Second St.
Hartsville, South Carolina 29550
Telephone: 843/383-7000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☑ No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at April 21, 2011:
Common stock, no par value: 99,692,614

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	April 3,	December 31,
	2011	2010*
Assets
Current Assets
Cash and cash equivalents	$185,175	$158,249
Trade accounts receivable, net of allowances	591,636	508,144
Other receivables	29,935	31,917
Inventories:
Finished and in process	164,064	147,062
Materials and supplies	229,624	222,365
Prepaid expenses	41,249	66,782
Deferred income taxes	22,873	22,997

	1,264,556	1,157,516
Property, Plant and Equipment, Net	953,774	944,136
Goodwill	848,856	839,748
Other Intangible Assets, Net	128,539	130,400
Long-term Deferred Income Taxes	36,280	42,100
Other Assets	165,231	167,114

Total Assets	$3,397,236	$3,281,014

Liabilities and Equity
Current Liabilities
Payable to suppliers	$467,422	$436,785
Accrued expenses and other	296,756	319,936
Notes payable and current portion of long-term debt	21,148	16,949
Accrued taxes	18,246	6,979

	803,572	780,649
Long-term Debt, Net of Current Portion	745,188	603,941
Pension and Other Postretirement Benefits	237,250	323,040
Deferred Income Taxes	18,038	24,583
Other Liabilities	41,057	41,108
Commitments and Contingencies
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 99,649 and 100,510 shares issued and outstanding at April 3, 2011 and December 31, 2010, respectively	7,175	7,175
Capital in excess of stated value	411,077	441,328
Accumulated other comprehensive loss	(247,755)	(292,867)
Retained earnings	1,365,162	1,336,155

Total Sonoco Shareholders’ Equity	1,535,659	1,491,791
Noncontrolling Interests	16,472	15,902

Total Equity	1,552,131	1,507,693

Total Liabilities and Equity	$3,397,236	$3,281,014

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended
	April 3,	March 28,
	2011	2010
Net sales	$1,117,323	$935,133
Cost of sales	923,114	759,375

Gross profit	194,209	175,758
Selling, general and administrative expenses	102,298	96,136
Restructuring/Asset impairment charges	2,317	3,947

Income before interest and income taxes	89,594	75,675
Interest expense	9,374	8,930
Interest income	637	493

Income before income taxes	80,857	67,238
Provision for income taxes	25,184	19,911

Income before equity in earnings of affiliates	55,673	47,327
Equity in earnings of affiliates, net of tax	1,964	1,226

Net income	$57,637	$48,553

Net (income)/loss attributable to noncontrolling interests	$(246)	$19

Net income attributable to Sonoco	$57,391	$48,572

Weighted average common shares outstanding:
Basic	101,310	101,165

Diluted	102,754	101,842

Per common share:
Net income attributable to Sonoco:
Basic	$0.57	$0.48

Diluted	$0.56	$0.48

Cash dividends	$0.28	$0.27

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended
	April 3,	March 28,
	2011	2010*
Cash Flows from Operating Activities:
Net income	$57,637	$48,553
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Asset impairment	(180)	98
Depreciation, depletion and amortization	44,341	40,413
Share-based compensation expense	5,482	5,306
Equity in earnings of affiliates	(1,964)	(1,226)
Cash dividends from affiliated companies	1,065	3,425
Loss (gain) on disposition of assets	344	(1,162)
Pension and postretirement plan expense	8,474	13,258
Pension and postretirement plan contributions	(98,136)	(10,077)
Tax effect of share-based compensation exercises	2,728	459
Excess tax benefit of share-based compensation	(1,954)	(390)
Net decrease in deferred taxes	(736)	(3,845)
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Trade accounts receivable	(65,929)	(62,900)
Inventories	(18,369)	(27,630)
Payable to suppliers	35,554	46,832
Prepaid expenses	220	202
Accrued expenses	(26,353)	3,293
Income taxes payable and other income tax items	41,676	12,970
Fox River environmental reserves	(281)	(459)
Other assets and liabilities	2,535	6,666

Net cash (used in) provided by operating activities	(13,846)	73,786

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(38,291)	(28,514)
Proceeds from the sale of assets	1,805	214

Net cash used in investing activities	(36,486)	(28,300)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	6,456	2,494
Principal repayment of debt	(2,721)	(6,801)

Net increase in commercial paper	140,000	—
Net decrease in outstanding checks	(7,946)	(9,630)
Excess tax benefit of share-based compensation	1,954	390
Cash dividends	(28,076)	(27,070)
Shares acquired	(47,535)	(110)
Shares issued	9,588	2,701

Net cash provided by (used in) financing activities	71,720	(38,026)

Effects of Exchange Rate Changes on Cash	5,538	(4,477)

Net Increase in Cash and Cash Equivalents	26,926	2,983
Cash and cash equivalents at beginning of period	158,249	185,245

Cash and cash equivalents at end of period	$185,175	$188,228

*	Prior year’s data have been reclassified to conform to the current year’s presentation
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Note 1: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three months ended April 3, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
With respect to the unaudited condensed consolidated financial information of the Company for the three-month periods ended April 3, 2011 and March 28, 2010 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 3, 2011 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.
Note 2: Shareholders’ Equity
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	April 3,	March 28,
	2011	2010
Numerator:
Net income attributable to Sonoco	$57,391	$48,572

Denominator:
Weighted average common shares outstanding:
Basic	101,310,000	101,165,000
Dilutive effect of stock-based compensation	1,444,000	677,000

Diluted	102,754,000	101,842,000

Reported net income attributable to Sonoco per common share:
Basic	$0.57	$0.48

Diluted	$0.56	$0.48

Stock options and stock appreciation rights covering 1,197,925 and 1,898,194 shares at April 3, 2011 and March 28, 2010, respectively, were not dilutive and, therefore, are excluded from the computations of diluted income attributable to Sonoco per common share amounts. No adjustments were made to reported net income attributable to Sonoco in the computations of earnings per share.
Stock Repurchases
The Company’s Board of Directors has authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. On December 3, 2010, the Company announced it would immediately begin repurchasing 2,000,000 shares. As of December 31, 2010, a total of 695,036 shares had been repurchased under this program at a cost of $23,219. During the first quarter of 2011, an additional 1,304,964 shares were repurchased at a cost of $46,298, completing the announced buyback. On April 20, 2011, the Company’s

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Board of Directors reinstated 2,000,000 shares to its authorization, returning the total number of shares available for future repurchase to 5,000,000 as of that date.
The Company occasionally repurchases shares of its common stock to satisfy employee tax withholding obligations in association with the exercise of stock appreciation rights and performance-based stock awards. These repurchases, which are not part of a publicly announced plan or program, totaled 34,098 and 3,678 shares in the first three months of 2011 and 2010, respectively, at a cost of $1,237 and $110, respectively.
Dividend Declarations
On February 8, 2011, the Board of Directors declared a regular quarterly dividend of $0.28 per share. This dividend was paid March 10, 2011 to all shareholders of record as of February 18, 2011.
On April 20, 2011, the Board of Directors declared a regular quarterly dividend of $0.29 per share. This dividend is payable June 10, 2011 to all shareholders of record as of May 13, 2011.
Note 3: Restructuring and Asset Impairment
The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2011, 2010, 2009, and 2008 are reported as “2011 Actions,” “2010 Actions,” “2009 Actions,” and “2008 Actions,” respectively. Actions initiated prior to 2008, all of which were substantially complete at April 3, 2011, are reported as “Earlier Actions.”
Following are the total restructuring and asset impairment charges, net of adjustments, recognized by the Company during the periods presented:

	Three Months Ended
	April 3,	March 28,
	2011	2010
Restructuring/Asset impairment:
2011 Actions	$379	$—
2010 Actions	159	2,733
2009 Actions	1,135	1,787
2008 Actions	539	523
Earlier Actions	105	(1,096)

Restructuring/Asset impairment charges	$2,317	$3,947
Income tax benefit	(736)	(1,742)
Equity method investments, net of tax	17	218
Costs attributable to Noncontrolling Interests, net of tax	43	39

Total impact of Restructuring/Asset impairment charges, net of tax	$1,641	$2,462

Restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Condensed Consolidated Statements of Income.
The Company expects to recognize future additional cash costs totaling approximately $2,450 in connection with previously announced restructuring actions and believes that the majority of these charges will be incurred and paid by the end of 2011. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions may be undertaken.
2011 Actions
During 2011, the Company continued to realign its fixed cost structure resulting in the elimination of 28 positions.
Below is a summary of 2011 Actions and related expenses by type incurred and estimated to be incurred through completion.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

	First
	Quarter	Estimated
2011 Actions	2011	Total Cost
Severance and Termination Benefits
Tubes and Cores/Paper segment	$234	$234
Consumer Packaging segment	135	135
Other Costs
Consumer Packaging segment	10	410

Total Charges and Adjustments	$379	$779

The following table sets forth the activity in the 2011 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

	Severance	Asset
	and	Impairment/
	Termination	Disposal	Other
2011 Actions	Benefits	of Assets	Costs	Total
Accrual Activity 2011 Year to Date
Liability at December 31, 2010	$—	$—	$—	$—
2011 charges	369	—	10	379
Cash receipts/(payments)	(369)	—	(10)	(379)

Liability at April 3, 2011	$—	$—	$—	$—

The Company expects to pay the majority of the remaining 2011 Actions restructuring costs by the end of 2011 using cash generated from operations.
2010 Actions
During 2010, the Company consolidated two manufacturing operations in the Packaging Services segment into a single facility as well as closed two North American tube and core plants and a North American molded plug manufacturing plant (part of the Tubes and Cores/Paper segment). In addition, the Company continued to realign its fixed cost structure resulting in the elimination of 112 positions in 2010.
Below is a summary of 2010 Actions and related expenses by type incurred and estimated to be incurred through completion.

	First	First	Total
	Quarter	Quarter	Incurred to	Estimated
2010 Actions	2011	2010	Date	Total Cost
Severance and Termination Benefits
Tubes and Cores/Paper segment	$(42)	$1,227	$2,360	$2,360
Consumer Packaging segment	—	321	705	705
Packaging Services segment	—	1,152	1,555	1,555
All Other Sonoco	182	33	300	300
Corporate	—	—	36	36
Asset Impairment / Disposal of Assets
Tubes and Cores/Paper segment	5	—	894	894
Packaging Services segment	(429)	—	(565)	(565)
All Other Sonoco	—	—	369	369
Other Costs
Tubes and Cores/Paper segment	161	—	220	570
Consumer Packaging segment	—	—	19	19
Packaging Services segment	139	—	472	472
All Other Sonoco	143	—	444	494

Total Charges and Adjustments	$159	$2,733	$6,809	$7,209

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The following table sets forth the activity in the 2010 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

	Severance	Asset
	and	Impairment/
	Termination	Disposal	Other
2010 Actions	Benefits	of Assets	Costs	Total
Accrual Activity 2011 Year to Date
Liability at December 31, 2010	$1,282	$—	$59	$1,341
2011 charges	182	—	443	625
Adjustments	(42)	(424)	—	(466)
Cash receipts/(payments)	(634)	844	(503)	(293)
Asset write downs/disposals	—	(420)	—	(420)
Foreign currency translation	10	—	1	11

Liability at April 3, 2011	$798	$—	$—	$798

“Other costs” consist primarily of lease termination costs and costs related to plant closures including the cost of equipment removal, utilities, plant security, property taxes and insurance. “Adjustments” consist primarily of gains on the sales of equipment.
The Company expects to pay the majority of the remaining 2010 Actions restructuring costs by the end of 2011 using cash generated from operations.
2009 Actions
During 2009, the Company closed a paper mill in the United States and five tube and core plants — three in the United States, one in Europe, and one in Canada (all part of the Tubes and Cores/Paper segment). The Company also closed two rigid paper packaging plants in the United States (part of the Consumer Packaging segment), a fulfillment service center in Germany (part of the Packaging Services segment), a molded plastics facility in the United States (part of All Other Sonoco) and a wooden reel facility in the United States (part of All Other Sonoco). The Company also sold a small Canadian recovered paper brokerage business with annual sales of approximately $7,000 and continued to realign its fixed cost structure resulting in the elimination of approximately 225 positions in 2009.
Below is a summary of 2009 Actions and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative.

	First	First	Total
	Quarter	Quarter	Incurred to	Estimated
2009 Actions	2011	2010	Date	Total Cost
Severance and Termination Benefits
Tubes and Cores/Paper segment	$38	$256	$15,246	$15,246
Consumer Packaging segment	—	250	2,355	2,355
Packaging Services segment	—	(53)	1,482	1,482
All Other Sonoco	12	198	1,445	1,445
Corporate	(4)	6	923	923
Asset Impairment / Disposal of Assets
Tubes and Cores/Paper segment	—	(38)	4,119	4,119
Consumer Packaging segment	(10)	—	566	566
Packaging Services segment	—	—	7	7
All Other Sonoco	—	—	305	305
Other Costs
Tubes and Cores/Paper segment	846	510	5,631	6,131
Consumer Packaging segment	243	333	1,068	1,268
Packaging Services segment	10	180	335	335
All Other Sonoco	—	145	483	483

Total Charges and Adjustments	$1,135	$1,787	$33,965	$34,665

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The following table sets forth the activity in the 2009 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

	Severance	Asset
	and	Impairment/
	Termination	Disposal	Other
2009 Actions	Benefits	of Assets	Costs	Total
Accrual Activity 2011 Year to Date
Liability at December 31, 2010	$4,696	$—	$—	$4,696
2011 charges	38	—	1,099	1,137
Adjustments	8	(10)	—	(2)
Cash receipts/(payments)	(709)	720	(1,099)	(1,088)
Asset write downs/disposals	—	(710)	—	(710)
Foreign currency translation	3	—	—	3

Liability at April 3, 2011	$4,036	$—	$—	$4,036

“Other costs” consist primarily of costs related to plant closures including the cost of equipment removal, utilities, plant security, property taxes and insurance.
The Company expects to pay the majority of the remaining 2009 Actions restructuring costs by the end of 2011 using cash generated from operations.
2008 Actions
During 2008, the Company closed ten tube and core plants — three in the United States, three in Canada, two in the United Kingdom, one in Spain, and one in China; two paper mills — one in the United States and one in Canada; and a specialty paper machine in the United States (all part of the Tubes and Cores/Paper segment). In addition, four rigid packaging plants were closed in the United States (part of the Consumer Packaging segment) and two fulfillment centers in the United States (part of the Packaging Services segment). The Company also realigned its fixed cost structure resulting in the elimination of approximately 125 salaried positions.
The estimated total cost of 2008 Actions is expected to reach $48,702, of which $48,002 had been incurred as of April 3, 2011. Costs for these actions included in the quarters ended April 3, 2011 and March 28, 2010, totaled $539 and $523, respectively. Below is a summary of expenses/(income) incurred by segment for 2008 Actions for the quarters ended April 3, 2011 and March 28, 2010.

	First	First
	Quarter	Quarter
2008 Actions	2011	2010
Tubes and Cores/Paper segment	$539	$454
Consumer Packaging segment	—	69

Total Charges and Adjustments	$539	$523

The accrual for 2008 actions totaled $436 and $478 at April 3, 2011 and December 31, 2010, respectively. Net cash payments during the quarter ended April 3, 2011 were $338. The Company expects to pay the majority of the remaining 2008 Actions restructuring costs by the end of 2011 using cash generated from operations.
Earlier Actions
Earlier Actions are comprised of a number of plant closures and workforce reductions initiated prior to 2008. Charges associated with these actions totaled $105 during the quarter ended April 3, 2011, compared with income of $1,096 during the quarter ended March 28, 2010. The 2010 income resulted from a gain on the sale of land and buildings associated with a former paper mill in France. The accrual for Earlier Actions totaled $521 and $503 at April 3, 2011 and December 31, 2010, respectively, and relates primarily to building lease terminations. The accrual is included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheet. Net cash payments during the quarter ended April 3, 2011 were $107. The

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Company expects to recognize future pre-tax charges of approximately $250 associated with Earlier Actions, primarily related to costs of exiting a paper mill in China. The Company expects both the liability and the future costs to be fully paid at the end of 2012, using cash generated from operations.
Note 4: Comprehensive Income
The following table reconciles net income to comprehensive income attributable to Sonoco:

	Three Months Ended
	April 3,	March 28,
	2011	2010
Net income	$57,637	$48,553

Other comprehensive income/(loss):
Foreign currency translation adjustments	39,651	(11,249)
Changes in defined benefit plans, net of tax	2,596	4,179
Changes in derivative financial instruments, net of tax	2,865	(3,078)

Comprehensive income	$102,749	$38,405
Comprehensive (income)/loss attributable to noncontrolling interests	(246)	19

Comprehensive income attributable to Sonoco	$102,503	$38,424

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable, for the three months ended April 3, 2011:

	Foreign			Accumulated
	Currency	Defined	Derivative	Other
	Translation	Benefit	Financial	Comprehensive
	Adjustments	Plans	Instruments	Loss

Balance at December 31, 2010	$17,685	$(303,037)	$(7,515)	$(292,867)
Year-to-date change	39,651	2,596	2,865	45,112

Balance at April 3, 2011	$57,336	$(300,441)	$(4,650)	$(247,755)

At April 3, 2011, the Company had commodity and foreign currency contracts outstanding to fix the costs of certain anticipated raw materials and energy purchases. These contracts, which have maturities ranging from April 2011 to December 2012, qualify as cash flow hedges under U.S. GAAP. The amounts included in accumulated other comprehensive loss related to these cash flow hedges were an unfavorable position of $7,310 ($4,650 after tax) at April 3, 2011, and an unfavorable position of $11,921 ($7,515 after tax) at December 31, 2010.
The cumulative tax benefit on Derivative Financial Instruments was $2,660 at April 3, 2011, and $4,406 at December 31, 2010. During the three-month period ended April 3, 2011, the tax benefit on Derivative Financial Instruments decreased by $1,746.
The cumulative tax benefit on Defined Benefit Plans was $178,005 at April 3, 2011, and $179,628 at December 31, 2010. During the three-month period ended April 3, 2011, the tax benefit on Defined Benefit Plans decreased by $1,623.
Current period foreign currency translation adjustments of $324 are included in noncontrolling interests at April 3, 2011.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Note 5: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill for the three months ended April 3, 2011 is as follows:

	Tubes and
	Cores	Consumer	Packaging
	/Paper	Packaging	Services	All Other
	Segment	Segment	Segment	Sonoco	Total

Goodwill at December 31, 2010	$231,637	$389,384	$150,082	$68,645	$839,748
Other	—	(2,846)	—	—	(2,846)
Foreign currency translation	7,349	4,494	—	111	11,954

Goodwill at April 3, 2011	$238,986	$391,032	$150,082	$68,756	$848,856

During the first quarter of 2011, the Company reclassified amounts previously recorded on its condensed consolidated balance sheets as “Goodwill” to “Long-Term Deferred Income Taxes” related to the July 2010 acquisition of Associated Packaging Technologies, Inc. This reclassification resulted from a final review of the facts and conditions that existed at the time of the acquisition.
The Company completed its most recent annual goodwill impairment testing during the third quarter of 2010. Based on the results of this evaluation, the Company concluded that there was no impairment of goodwill for any of its reporting units. For 2010 testing purposes, the fair values of the Company’s reporting units were estimated based on projections of future years’ operating results and associated cash flows, together with comparable trading and transaction multiples. The Company’s projections incorporated management’s expectations for future growth and, where applicable, improved operating margins. Should such growth and/or margin improvement not materialize as projected, or if the Company’s assessments of the relevant facts and circumstances change, noncash impairment charges may be required. Reporting units with significant goodwill whose results need to show improvement included Tubes & Cores/Paper — Europe, Matrix Packaging, Flexible Packaging, Packaging Services, and Rigid Paper Containers — Australia/New Zealand. Total goodwill associated with these reporting units was approximately $108,000, $132,000, $97,000, $150,000, and $6,000, respectively at April 3, 2011. There were no triggering events during the quarter ended April 3, 2011.
Other Intangible Assets
A summary of other intangible assets as of April 3, 2011 and December 31, 2010 is as follows:

	April 3,	December 31,
	2011	2010

Other Intangible Assets, gross
Patents	$2,267	$2,264
Customer lists	183,375	180,673
Land use rights	362	354
Supply agreements	1,000	1,000
Other	16,589	16,409

Other Intangible Assets, gross	$203,593	$200,700

Accumulated Amortization	$(75,054)	$(70,300)

Other Intangible Assets, net	$128,539	$130,400

Other intangible assets are amortized on a straight-line basis over their respective useful lives, which generally range from three to twenty years. The Company has no intangibles with indefinite lives. Aggregate amortization expense was $3,702 and $3,003 for the three months ended April 3, 2011 and March 28, 2010, respectively. Amortization expense on other intangible assets is expected to approximate $13,900 in 2011, $13,200 in 2012, $12,900 in 2013, $12,300 in 2014 and $10,900 in 2015.

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

		Fair Value Measurements at Reporting Date Using
	Carrying	Quoted Market
	Amount in	Prices in Active	Significant
	Condensed	Market for	Other	Significant
	Consolidated	Identical	Observable	Unobservable
	Balance Sheets	Assets/Liabilities	Inputs	Inputs
Description		(Level 1)	(Level 2)	(Level 3)
As of April 3, 2011
Assets:
Derivatives	$4,004	$—	$4,004	$—
Deferred Compensation Plan Assets	$2,347	$2,347	$—	$—

Liabilities:
Derivatives	$11,026	$—	$11,026	$—

As of December 31, 2010
Assets:
Derivatives	$1,172	$—	$1,172	$—
Deferred Compensation Plan Assets	$2,236	$2,236	$—	$—

Liabilities:
Derivatives	$13,304	$—	$13,304	$—
Fair value measurements for the Company’s derivatives, which at April 3, 2011 and December 31, 2010, consisted primarily of natural gas, aluminum, old corrugated containers and foreign currency contracts entered into for hedging purposes, are classified under Level 2 and are valued using the income approach. These measurements are determined using published market prices or estimated based on observable inputs including spot and future commodity prices and spot and future exchange rates.
Certain deferred compensation plan liabilities are funded and the assets invested in various exchange traded mutual funds. These assets are measured using quoted prices in accessible active markets for identical assets.
Excluding certain retirement and postretirement plan assets, none of the Company’s financial assets or liabilities are measured at fair value using significant unobservable inputs. There were no significant transfers in or out of Level 1 or Level 2 fair value measurements during the three-month period ended April 3, 2011.
Note 7: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	April 3, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Long-term debt, net of current portion	$745,188	$756,395	$603,941	$624,786

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
Cash Flow Hedges
At April 3, 2011 and December 31, 2010, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. To the extent considered effective, the changes in fair value of these contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which the hedged item impacts earnings.
Commodity Cash Flow Hedges
The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas, aluminum and old corrugated containers. At April 3, 2011, natural gas swaps covering approximately 5.0 million MMBtus were outstanding. These contracts represent approximately 70% and 50% of anticipated U.S. and Canadian usage for 2011 and 2012, respectively. Additionally, the Company had swap contracts covering 3.0 thousand metric tons of aluminum representing approximately 33% and 3% of anticipated usage for 2011 and 2012, respectively, and 42.3 thousand short tons of old corrugated containers representing approximately 3.4% of anticipated usage for 2011. The fair values of the Company’s commodity cash flow hedges were in loss positions of $9,484 and $12,421 at April 3, 2011 and December 31, 2010, respectively. The amount of the loss included in accumulated other comprehensive loss at April 3, 2011, that is expected to be reclassified to the income statement during the next twelve months is $7,662.
Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases forecast to occur in 2011. At April 3, 2011, the net position of these contracts was to purchase 58.6 million Canadian dollars, 159.7 million Mexican pesos, 682 thousand euros, 7.6 billion Colombian pesos and 9.5 billion Indonesian rupiah, and to sell 1.0 million British pounds, 4.0 million Australian dollars, 2.2 million New Zealand dollars, 9.4 million Malaysian ringgits and 92.2 million Thailand baht. The fair value of these foreign currency cash flow hedges was $1,982 at April 3, 2011, and $229 at December 31, 2010. During the first quarter of 2011, certain foreign currency cash flow hedges related to construction in progress were settled as the capital expenditures were made. A gain of $534 was reclassified from accumulated other comprehensive loss and netted against the carrying value of the assets. The amount of the gain included in accumulated other comprehensive loss at April 3, 2011 expected to be reclassified to the income statement during the next twelve months is $1,969.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Other Derivatives
The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and existing foreign currency denominated receivables and payables. The Company does not apply hedge accounting treatment for these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur. At April 3, 2011, the net positions of these contracts were to purchase 2.0 million Canadian dollars, 616 thousand British pounds, and 7.7 billion Colombian pesos and to sell 18.7 million euros. The total fair value of these hedges was $480 at April 3, 2011, and $60 at December 31, 2010.
The following table sets forth the location and fair values of the Company’s derivative instruments at April 3, 2011:

Description	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Commodity Contracts	Other Current Assets	$833
Commodity Contracts	Other Current Liabilities	$(8,503)
Commodity Contracts	Other Long Term Assets	$95
Commodity Contracts	Other Long Term Liabilities	$(1,909)
Foreign Exchange Contracts	Other Current Assets	$2,579
Foreign Exchange Contracts	Other Current Liabilities	$(597)
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$417
Foreign Exchange Contracts	Other Current Liabilities	$(17)
Foreign Exchange Contracts	Other long Term Assets	$80
The following table sets forth the effect of the Company’s derivative instruments on financial performance for the three months ended April 3, 2011 and March 28, 2010:

		Location of Gain
	Amount of Gain or	or (Loss)	Amount of Gain or	Location of Gain or	Amount of Gain or
	(Loss) Recognized	Reclassified from	(Loss) Reclassified	(Loss) Recognized in	(Loss) Recognized
	in OCI on	Accumulated OCI	from Accumulated	Income on	in Income on
	Derivative	Into Income	OCI Into Income	Derivative	Derivative
Description	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Three months ended April 3, 2011
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$2,715	Net sales	$1,057	Net sales	$12
		Cost of sales	(599)
Commodity Contracts	$(812)	Cost of sales	$(3,700)	Cost of sales	$49

Three months ended March 28, 2010
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$805	Net sales	$(532)	Net sales	$—
Commodity Contracts	$(8,392)	Cost of sales	$(2,222)	Cost of sales	$(513)

Fair value hedge derivatives:
Interest Rate Swap				Interest expense	$(29)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

	Location of Gain or
	(Loss) Recognized
	in Income	Gain or (Loss)
	Statement	Recognized
Derivatives not designated as hedging instruments:
Three months ended April 3, 2011
Foreign Exchange Contracts	Cost of sales	$412
	Selling, general and
	administrative	$8

Three months ended March 28, 2010
Foreign Exchange Contracts	Cost of sales	$541
	Selling, general and
	administrative	$4
Note 8: Employee Benefit Plans
Retirement Plans and Retiree Health and Life Insurance Plans
The Company provides non-contributory defined benefit pension plans for a majority of its employees in the United States and certain of its employees in Mexico and Belgium. Effective December 31, 2003, the Company froze participation for newly hired salaried and non-union hourly U.S. employees in its traditional defined benefit pension plan. At that time, the Company adopted a defined contribution plan, the Sonoco Investment and Retirement Plan (SIRP), which covers its non-union U.S. employees hired on or after January 1, 2004. The Company also sponsors contributory defined benefit pension plans covering the majority of its employees in the United Kingdom, Canada, and the Netherlands.
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
The components of net periodic benefit cost include the following:

	Three Months Ended
	April 3,	March 28,
	2011	2010
Retirement Plans
Service cost	$5,103	$5,238
Interest cost	17,833	17,234
Expected return on plan assets	(21,330)	(18,849)
Amortization of net transition obligation	119	105
Amortization of prior service cost	36	29
Amortization of net actuarial loss	5,941	8,332

Net periodic benefit cost	$7,702	$12,089

Retiree Health and Life Insurance Plans
Service cost	$304	$286
Interest cost	430	580
Expected return on plan assets	(357)	(334)
Amortization of prior service credit	(1,992)	(2,469)
Amortization of net actuarial loss	352	569

Net periodic benefit income	$(1,263)	$(1,368)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
During the three months ended April 3, 2011, the Company made contributions of $89,568 to its defined benefit retirement and retiree health and life insurance plans, including an $85,142 contribution to its U.S. qualified defined benefit pension plan. The Company anticipates that it will make additional contributions of approximately $19,500 to its defined benefit retirement and retiree health and life insurance plans in 2011.
Sonoco Investment and Retirement Plan (SIRP)
The Company recognized SIRP expense totaling $2,035 and $2,537 for the quarters ended April 3, 2011 and March 28, 2010, respectively. Contributions to the SIRP, annually funded in the first quarter, totaled $8,568 during the three months ended April 3, 2011. No additional SIRP contributions are expected during the remainder of 2011.
Note 9: Income Taxes
The Company’s effective tax rate for the three-month periods ending April 3, 2011 and March 28, 2010, was 31.1% and 29.6%, respectively. The rates for both quarters varied from the U.S. statutory rate primarily due to the favorable effect of international operations that are subject to tax rates generally lower than the U.S. rate, the favorable effect of the manufacturer’s deduction, and other U.S. tax adjustments. The U.S. federal manufacturing deduction was limited to a larger extent in 2011 resulting in a smaller favorable impact on the Company’s effective tax rate in the first quarter of 2011 than in the same period last year. These favorable benefits were partially offset by the unfavorable effects of state taxes and other U.S. tax adjustments.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examination by tax authorities for years before 2007. With few exceptions, the Company is no longer subject to examination prior to 2006 with respect to U.S. state and local and non-U.S. income taxes.
There have been no significant changes in the Company’s liability for uncertain tax positions since December 31, 2010. The Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental. Management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis.
Note 10: New Accounting Pronouncements
During the quarter ended April 3, 2011, there have been no newly issued nor newly applicable accounting pronouncements that have or are expected to have a significant impact on the Company’s financial statements.
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
The Tubes and Cores/Paper segment includes the following products: high-performance paper and composite paperboard tubes and cores; fiber-based construction tubes and forms; and recycled paperboard, linerboard, corrugating medium, recovered paper and other recycled materials.
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
FINANCIAL SEGMENT INFORMATION

	Three Months Ended
	April 3,	March 28,
	2011	2010
Net sales:
Consumer Packaging	$459,409	$381,633
Tubes and Cores/Paper	444,067	369,874
Packaging Services	121,176	111,913
All Other Sonoco	92,671	71,713

Consolidated	$1,117,323	$935,133

Intersegment sales:
Consumer Packaging	$652	$531
Tubes and Cores/Paper	25,163	20,256
Packaging Services	303	226
All Other Sonoco	10,542	9,761

Consolidated	$36,660	$30,774

Income before interest and income taxes:
Operating profit
Consumer Packaging	$45,944	$45,656
Tubes and Cores/Paper	28,613	21,503
Packaging Services	6,095	5,079
All Other Sonoco	10,519	7,384
Restructuring/Asset impairment charges	(2,317)	(3,947)
Other, net	740	—

Consolidated	$89,594	$75,675

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
Environmental Matters
During the fourth quarter of 2005, the U. S. Environmental Protection Agency (EPA) notified U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, that U.S. Mills and NCR Corporation (NCR), an unrelated party, would be jointly held responsible to undertake a program to remove and dispose of certain PCB-contaminated sediments at a particular site on the lower Fox River in Wisconsin (the “Site”). U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation. The Company has expensed a total of $17,650 for its estimated share of the total cleanup cost of the Site, and through April 3, 2011, has spent a total of $14,467. The remaining accrual of $3,183 represents the Company’s best estimate of what it is likely to pay to complete the Site project. However, the actual costs associated with cleanup of the Site are dependent upon many factors and it is possible that remediation costs could be higher than the current estimate of project costs. The Company acquired U.S. Mills in 2001, and the alleged contamination predates the acquisition.
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
Since 2007, U.S. Mills has expensed a total of $60,825 for potential liabilities associated with the Fox River contamination (not including amounts expensed for remediation at the Site) and through April 3, 2011, has spent a total of $5,561, primarily on legal fees. Although the Company lacks a reasonable basis for identifying any amount within the range of possible loss as a better estimate than any other amount, as has previously been disclosed, the upper end of the range may exceed the net worth of U.S. Mills. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $85,000 at April 3, 2011.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
As of April 3, 2011 and December 31, 2010, the Company (and its subsidiaries) had accrued $61,665 and $62,026, respectively, related to environmental contingencies. Of these, a total of $58,447 and $58,727 relate to U.S. Mills at April 3, 2011 and December 31, 2010, respectively. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. U.S. Mills recognized a $40,825 benefit in 2008 from settlements reached and proceeds received on certain insurance policies covering the Fox River contamination. U.S. Mills’ two remaining insurance carriers are in liquidation. It is possible that U.S. Mills may recover from these carriers a small portion of the costs it ultimately incurs. U.S. Mills may also be able to reallocate some of the costs it incurs among other parties. There can be no assurance that such claims for recovery or reallocation would be successful and no amounts have been recognized in the consolidated financial statements of the Company for such potential recovery or reallocation.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Directors of Sonoco Products Company:
We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of April 3, 2011, and the related condensed consolidated statements of income for the three-month periods ended April 3, 2011 and March 28, 2010 and the condensed consolidated statements of cash flows for each of the three-month periods ended April 3, 2011 and March 28, 2010. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2010, and the related consolidated statements of income, shareholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 28, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
May 3, 2011

SONOCO PRODUCTS COMPANY

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Statements included in this report that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The words “estimate,” “project,” “intend,” “expect,” “believe,” “consider,” “plan,” “strategy,” “opportunity,” “target,” “anticipate,” “objective,” “goal,” “guidance,” “outlook,” “forecasts,” “future,” “will,” “would” and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding offsetting high raw material costs; improved productivity and cost containment; adequacy of income tax provisions; refinancing of debt; adequacy of cash flows; anticipated amounts and uses of cash flows; effects of acquisitions and dispositions; adequacy of provisions for environmental liabilities; financial strategies and the results expected from them; sales growth; continued payments of dividends; stock repurchases; producing improvements in earnings, financial results for future periods, and creation of long-term value for shareholders. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, expectations, beliefs, plans, strategies and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, without limitation:
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

SONOCO PRODUCTS COMPANY
COMPANY OVERVIEW
Sonoco is a leading manufacturer of industrial and consumer packaging products and provider of packaging services, with more than 300 locations in 34 countries.
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
First Quarter 2011 Compared with First Quarter 2010
RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES
Measures calculated and presented in accordance with generally accepted accounting principles are referred to as GAAP financial measures. The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for each of the periods presented. These measures (referred to as “base”) are the GAAP measures adjusted to exclude (dependent upon the applicable period) restructuring charges, asset impairment charges, acquisition charges, debt tender charges, specifically identified tax adjustments and certain other items, if any, the exclusion of which the Company believes improves comparability and analysis of the underlying financial performance of the business.

	For the three months ended April 3, 2011
		Restructuring/
		Asset
Dollars in millions, except per share data	GAAP	Impairment	Other(1)	Base

Income before interest and income taxes	$89.6	$2.3	$(0.7)	$91.2
Interest expense, net	8.7	—	—	8.7

Income before income taxes	80.9	2.3	(0.7)	82.5
Provision for income taxes	25.2	0.7	(0.2)	25.7

Income before equity in earnings of affiliates	55.7	1.6	(0.5)	56.8
Equity in earnings of affiliates, net of tax	2.0	—	—	2.0

Net income	57.7	1.6	(0.5)	58.8
Net (income)/loss attributable to noncontrolling interests	(0.3)	0.1	—	(0.2)

Net income attributable to Sonoco	$57.4	$1.7	$(0.5)	$58.6

Per diluted common share	$0.56	$0.02	$(0.01)	$0.57

(1)	“Other” includes a $0.9 million gain from insurance recoveries related to the fire at the Company’s molded plug facility in Bastrop, Louisiana, and $0.2 million of acquisition-related costs.

SONOCO PRODUCTS COMPANY

	For the three months ended March 28, 2010
		Restructuring/
		Asset
Dollars in millions, except per share data	GAAP	Impairment	Other	Base

Income before interest and income taxes	$75.7	$3.9	—	$79.6
Interest expense, net	8.5	—	—	8.5

Income before income taxes	67.2	3.9	—	71.1
Provision for income taxes	19.9	1.7	—	21.6

Income before equity in earnings of affiliates	47.3	2.2	—	49.5
Equity in earnings of affiliates, net of tax	1.3	0.2	—	1.5

Net income	48.6	2.4	—	51.0
Net (income)/loss attributable to noncontrolling interests	—	—	—	—

Net income attributable to Sonoco	$48.6	$2.4	—	$51.0

Per diluted common share	$0.48	$0.02	—	$0.50

RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended April 3, 2011 versus the three months ended March 28, 2010.
OVERVIEW
Net sales for the first quarter of 2011 were $1,117 million, compared with $935 million in the same period in 2010. As a result of the Company’s accounting calendar, the first quarter of 2011 included 93 days, six more than the same period in 2010. The 19% increase in sales during the quarter was due to the additional days, along with improved company wide volumes, higher selling prices, acquisitions and the favorable impact of foreign currency exchange. The greatest impact of higher selling prices was seen in the Tube and Core/Paper segment, driven by higher old corrugated container (OCC) pricing. Gross profit margins for the first quarter decreased to 17.4% compared to last year’s 18.8%. Margins were negatively impacted by an unfavorable shift in the mix of business, the impact of regional differences in OCC prices, and increased freight, labor and other costs. Net income attributable to Sonoco for the first quarter of 2011 was $57.4 million compared to $48.6 million reported for the same period of 2010. Results for 2011 include a total of $1.2 million of after-tax restructuring and other non-base charges, while 2010 results were impacted by after-tax restructuring charges of $2.4 million. First quarter 2011 base net income attributable to Sonoco (Base earnings) was $58.6 million ($.57 per diluted share) versus $51.0 million ($.50 per diluted share) in 2010.
Performance continued to improve in the Company’s industrial-focused businesses, with a 33% increase in operating profits in the Tube and Core/Paper segment and a 42% year-over-year gain in All Other Sonoco, which consists primarily of industrial-related businesses. These improvements were a result of achieving a positive price/cost relationship, primarily in the Company’s vertically integrated global paper operations, volume growth, primarily related to the additional days in the current quarter, and cost controls, partially offset by mechanical and weather-related downtime in the paper operations. On the consumer side, operating profits from the Company’s Consumer Packaging segment were modestly higher as productivity improvements, profits from acquisitions and the benefit of a longer quarter were offset by increased operating costs. Results improved in the Packaging Services segment due to volume growth and cost controls which more than offset a negative change in the mix of business stemming from previously announced business losses in point-of-purchase displays and fulfillment.

SONOCO PRODUCTS COMPANY
OPERATING REVENUE
Net sales for the first quarter of 2011 were $1,117 million, compared to $935 million for the first quarter of 2010, an increase of $182 million.
The components of the sales change were:

($ in millions)

Volume (including impact of six additional days)/mix	$90
Selling prices	49
Acquisitions	40
Foreign currency translation	12
Other	(9)

Total sales increase	$182

Approximately two-thirds of the volume improvement resulted from the additional six days in the first quarter of 2011. Excluding the impact of the additional days, volume improvement was seen in all the Company’s reporting segments, with the exception of Consumer Packaging, where volume was down slightly in global composite can and closures. Volume improvements were most notable in the Company’s industrial-focused businesses. The weakness of the U.S. dollar, relative to last year’s first quarter levels, also contributed to the sales increase as did the third quarter 2010 acquisition of Associated Packaging Technologies, Inc. (APT), a leading thermoform tray manufacturer for the frozen food industry.
COSTS AND EXPENSES
Cost of sales in the first quarter of 2011 was higher year over year primarily due to the volume increase in sales described above. The strong performance of the Company’s pension plan assets during 2010, combined with an $85.1 million contribution to the U.S. qualified pension plan in January 2011 and a longer amortization period for recognizing certain actuarial losses, will result in lower year-over-year pension and post-retirement expenses. These expenses showed a $4.8 million improvement in the first quarter of 2011, most of which is reflected in cost of sales. Higher prices paid for recovered paper consumed increased costs in our converted paper operations, while higher resin and steel costs negatively impacted results in the plastics and composite can operations, respectively. The net impact of these factors, along with higher freight, energy, labor and other costs, resulted in gross profit margins declining to 17.4% in the first quarter of 2011 from 18.8% in the first quarter of 2010.
Selling, general and administrative costs were higher primarily due to the additional six days in the 2011 first quarter, as the effect of inflation and acquisitions were mostly offset by lower pension and management incentive costs. In addition, 2011 first quarter results reflect a $0.9 million reduction in expense, related to a partial insurance settlement from the 2010 fire at the Company’s molded plug facility in Bastrop, Louisiana.
Restructuring and restructuring-related asset impairment charges totaled $2.3 million and $3.9 million for the first quarters of 2011 and 2010, respectively. Additional information regarding restructuring actions and impairments is provided in Note 3 to the Company’s Condensed Consolidated Financial Statements.
Net interest expense for the first quarter of 2011 increased to $8.7 million, compared with $8.4 million during the same period in 2010. The increase is primarily attributable to the additional days in the current year’s quarter.
This year’s first quarter effective tax rate of 31.1% was higher than the 29.6% rate recorded in the 2010 quarter. The effective tax rate on base earnings increased from 30.4% in the first quarter of 2010 to 31.2% in 2011, primarily due to a larger proportion of earnings taxed at higher U.S. rates.

SONOCO PRODUCTS COMPANY
REPORTABLE SEGMENTS
The following table recaps net sales for the first quarter of 2011 and 2010 ($ in thousands):

	Three Months Ended
	April 3, 2011	March 28, 2010	% Change
Net sales:
Consumer Packaging	$459,409	$381,633	20.4%
Tubes and Cores/ Paper	444,067	369,874	20.1%
Packaging Services	121,176	111,913	8.3%
All Other Sonoco	92,671	71,713	29.2%

Consolidated	$1,117,323	$935,133	19.5%

Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Three Months Ended
	April 3, 2011	March 28, 2010	% Change
Income before interest and income taxes:
Segment operating profit
Consumer Packaging	$45,944	$45,656	0.6%
Tubes and Cores/ Paper	28,613	21,503	33.1%
Packaging Services	6,095	5,079	20.0%
All Other Sonoco	10,519	7,384	42.5%
Restructuring/Asset impairment charges	(2,317)	(3,947)
Other, net	740	—

Consolidated	$89,594	$75,675	18.4%

Segment results are used by Company management to evaluate segment performance and do not include (dependent upon the applicable period) restructuring charges, asset impairment charges, acquisition charges, debt tender charges, specifically identified tax adjustments and certain other items, if any, the exclusion of which the Company believes improves comparability and analysis of the underlying financial performance of the business. Accordingly, the term “segment operating profit” is defined as the segment’s portion of “Income before interest and income taxes” excluding those items. All other general corporate expenses have been allocated as operating costs to each of the Company’s reportable segments and All Other Sonoco.
Consumer Packaging
Sonoco’s Consumer Packaging segment includes the following products: round and shaped rigid containers and trays (both composite and plastic); printed flexible packaging; metal and peelable membrane ends and closures and global brand artwork management.
First quarter 2011 sales for the segment were $459 million, compared with $382 million in the same period in 2010.The 20.4% increase was due to the longer quarter, the July 2010 acquisition of APT, higher selling prices and favorable currency translation.
Operating profits modestly improved from the previous year’s results as the impact of the longer quarter, productivity, profits from the APT acquisition, and decreased pension costs were essentially offset by higher labor, freight and other costs.
Tubes and Cores/Paper
The Tubes and Cores/Paper segment includes the following products: high-performance paper and composite paperboard tubes and cores; fiber-based construction tubes and forms; recycled paperboard, linerboard, corrugating medium, recovered paper and other recycled materials.
First quarter 2011 sales for the segment were $444 million, compared with $370 million in the same period in 2010.

SONOCO PRODUCTS COMPANY
The 20.1% increase in segment sales was due to the longer quarter, higher selling prices, improved volume of industrial converted products and recycled materials beyond that provided by the additional days in the quarter, and favorable currency translation. The year-over-year increase in selling prices was primarily a result of higher old corrugated container pricing, which had a favorable impact on prices received for recovered paper, paperboard and tubes and cores.
Operating profit for the segment improved 33.1% during the quarter from $21.5 million to $28.6 million due to a positive price/cost relationship, the longer quarter, decreased pension costs and productivity improvements. These positive factors were partially offset by higher freight and other operating costs along with the negative impacts of weather-related and mechanical outages in global paper operations.
Packaging Services
The Packaging Services segment includes the following products and services: designing, manufacturing, assembling, packing and distributing temporary, semipermanent and permanent point-of-purchase displays; and supply chain management services, including contract packing, fulfillment and scalable service centers.
First quarter 2011 sales for this segment were $121 million, compared with $112 million in the same period in 2010. This 8.3% gain in sales was primarily due to the longer quarter. Improved volume in contract packaging and point of purchase displays and favorable foreign exchange also contributed to the increase. Sales were negatively impacted by lost business with a major customer, as described below.
As a result of previously reported bidding activity conducted in the fourth quarter of 2009 by a major customer of the Packaging Services segment, sales to this customer are expected to be approximately $20 million less in the first half of 2011 compared to the same period in 2010. Further, another of the segment’s customers notified the Company in late 2009 of its intention to consolidate its business with another vendor beginning in the third quarter of 2011. Due to anticipated growth from new business, management does not expect the loss of business from these customers to have a material adverse effect on the segment’s operating results over the long term.
Operating profit improved 20.0% from $5.1 million to $6.1 million, due primarily to improved volume and cost controls. The negative mix of business stemming from the previously announced business losses in point-of-purchase displays and fulfillment partially offset volume gains during the quarter.
All Other Sonoco
All Other Sonoco includes businesses that are not aggregated in a reportable segment and includes the following products: wooden, metal and composite wire and cable reels, molded and extruded plastics, custom-designed protective packaging and paper amenities such as coasters and glass covers.
First quarter 2011 sales in All Other Sonoco increased 29.2%, to $93 million, compared with $72 million reported in the same period in 2010. This increase was due to the longer quarter, organic volume gains in molded plastics and reels and spools, higher selling prices and sales from a small acquisition.
Operating profit in All Other Sonoco increased 42.5% as a result of improved volume, including the longer quarter, and productivity gains, offset by a negative price/cost relationship and higher labor, energy, freight and other costs.
Financial Position, Liquidity and Capital Resources
The Company’s financial position remained strong during the first quarter of 2011. Cash flows used in operations totaled $(13.8) million in the first three months of 2011, compared with cash provided by operations of $73.8 million in the same period last year. Although year-over-year earnings were higher, the impact on operating cash flow was offset by an $88.1 million increase in pension and postretirement plan contributions, and by an increase in net working capital driven by higher levels of business activity. Cash provided by operations in 2011 is expected to total approximately $340 million.

SONOCO PRODUCTS COMPANY
During the first three months of 2011, the Company utilized additional borrowings to fund capital expenditures of $38.3 million, pay dividends of $28.1 million, and repurchase $47.5 million of common stock. Outstanding debt increased by a net $145.4 million to $766.3 million at April 3, 2011. Cash and cash equivalents increased from $158.2 million at December 31, 2010, to $185.2 million at April 3, 2011. Additional capital spending of $100 million to $110 million is expected during the remainder of 2011.
The Company operates a $350 million commercial paper program, supported by a bank credit facility of the same amount committed through October 2015. Outstanding commercial paper, a component of the Company’s long-term debt, totaled $170.0 million at April 3, 2011.
Under Internal Revenue Service rules, U.S. corporations may borrow funds from foreign subsidiaries for up to 30 days without unfavorable tax consequences. The Company utilizes this rule from time to time to access offshore cash in lieu of issuing commercial paper. At April 3, 2011, a total of $90 million was outstanding under the rule. This short-term lending arrangement was subsequently settled within the 30-day period, resulting in equivalent increases in commercial paper outstanding and cash on hand. Depending on its immediate offshore cash needs, the Company may choose to access such funds again in the future as allowed under the rule.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires the Company to maintain a minimum level of interest coverage, and a minimum level of net worth, as defined. As of April 3, 2011, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
The Company anticipates additional contributions to its defined benefit plans of approximately $19 million during the last nine months of 2011, which would bring total contributions made during 2011 to approximately $117 million. Future funding requirements beyond 2011 will vary depending largely on actual investment returns and future actuarial assumptions.
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
At April 3, 2011, the Company had commodity contracts outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. The total net fair market value of these instruments was an unfavorable position of $9.5 million at April 3, 2011, and an unfavorable position of $12.4 million at December 31, 2010. Natural gas, aluminum contracts, and old corrugated containers contracts covering an equivalent of 5.0 million MMBtus, 3,027 metric tons, and 42,300 short tons, respectively, were outstanding at April 3, 2011. Additionally, the Company had various currency contracts outstanding to fix the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments was a net favorable position of $2.0 million at April 3, 2011 compared with a net favorable position of $0.2 million at December 31, 2010. These contracts qualify as cash flow hedges and mature within twelve months of their respective reporting date.
In addition, at April 3, 2011, the Company had various currency contracts outstanding to fix the exchange rate on certain foreign currency assets and liabilities. Although placed as an economic hedge, the Company does not apply hedge accounting to these contracts. The fair value of these currency contracts was a net favorable position of $0.5 million and $0.1 million at April 3, 2011 and December 31, 2010, respectively.
The U.S. dollar generally weakened during the first quarter of 2011 against many of the functional currencies of the Company’s foreign operations, resulting in a translation gain of $39.7 million being recorded in accumulated other comprehensive income during the quarter.

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
Information about the Company’s exposure to market risk is discussed under Part I, Item 2 in this report and was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on February 28, 2011. There have been no other material quantitative or qualitative changes in market risk exposure since the date of that filing.

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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Information with respect to legal proceedings and other exposures appears in Part I — Item 3 — “Legal Proceedings” and Part II — Item 8 — “Financial Statements and Supplementary Data” (Note 14 - “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and in Part I — Item 1 — “Financial Statements” (Note 12 — “Commitments and Contingencies”) of this report.
Fox River
In April 2006, the United States and the State of Wisconsin (plaintiffs) sued U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, and NCR Corporation (NCR), an unrelated company, to recover certain costs incurred for response activities undertaken regarding the release and threatened release of hazardous substances in specific areas of elevated concentrations of polychlorinated biphenyls (PCBs) in sediments in the Lower Fox River and Green Bay in northeastern Wisconsin (hereinafter the Site). Pursuant to a Consent Decree agreed to by NCR and U.S. Mills as a consequence of the litigation, the Site is to be cleaned up on an expedited basis and NCR and U.S. Mills started removing contaminated sediment in May 2007. The remediation involves removal of sediment from the riverbed, dewatering of the sediment and storage at an offsite landfill. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation, which through April 3, 2011, has totaled approximately $29 million. U.S. Mills’ environmental reserve at April 3, 2011, includes $3.2 million for its share of the estimated remaining costs under the funding agreement for the remediation of the Site. The actual costs associated

SONOCO PRODUCTS COMPANY
with cleanup of the Site, however, are dependent upon many factors and it is possible that remediation costs could be higher or lower than the current estimate of project costs. Under the terms of the agreement, the parties reserved their rights to make claims against each other, as well as third parties, to reallocate the costs of remediating the Site. Accordingly, the Company’s ultimate share of the liability for remediating the Site could be greater or less than 50% of the total cost.
In addition to the Site discussed above, as previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2010, U.S. Mills faces additional exposure related to potential natural resource damage and environmental remediation costs for a larger stretch of the lower Fox River, including the bay at Green Bay, which includes the Site discussed above (Operating Units 2 — 5). On November 13, 2007, the EPA issued a unilateral Administrative Order for Remedial Action pursuant to Section 106 of CERCLA. The order requires U.S. Mills and the seven other respondents jointly to take various actions to cleanup OUs 2 — 5. The order covers planning and design work as well as dredging and disposing of contaminated sediments and the capping of dredged and less contaminated areas of the river bottom. The order also provides for a penalty for failure by a respondent to comply with its terms as well as exposing a non-complying respondent to potential treble damages. Even though U.S. Mills has reserved its rights to contest liability for any portion of the work, it is cooperating with the other respondents to comply with the order, but its financial contribution will likely be determined by the lawsuit commenced in June 2008 and discussed below.
On June 12, 2008, NCR and Appleton Papers, Inc. (API), as plaintiffs, commenced suit in the United States District Court for the Eastern District of Wisconsin (No. 08-CV-0016-WCG) against U.S. Mills, as one of a number of defendants, seeking a declaratory judgment allocating among all the parties the costs and damages associated with the pollution and clean up of the Lower Fox River. The suit also seeks damages from the defendants for amounts already spent by the plaintiffs, including natural resource damages, and future amounts to be spent by all parties with regard to the pollution and cleanup of the Lower Fox River. On December 16, 2009, the court issued an order which concluded that, under the equities of the case, NCR and API were not entitled to any contributions from U.S. Mills and other defendants, thereby granting the defendant’s motions for summary judgment and denying the plaintiffs’ motions for summary judgment. Although an order has been issued by the court, no appealable final judgment has been entered yet; nevertheless, NCR has reported that it intends to appeal the ruling, presumably after entry of the final judgment. Subsequent to the December 2009 ruling, U.S. Mills and other defendants made motions to have the court rule that, on the same basis as the December 2009 ruling, NCR would be responsible for any costs that U.S. Mills might incur, past, present and future. The court has ruled on some of the motions favorably to U.S. Mills, subject to certain conditions, and deferred ruling on others. It is expected that NCR will appeal these rulings as well and final resolution of all issues is likely to be years away. U.S. Mills plans to continue to defend the suit vigorously.
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
As of April 3, 2011, U.S. Mills had reserves totaling $55.2 million for potential liabilities associated with the Fox River contamination (not including amounts accrued for remediation at the Site). Although the Company lacks a reasonable basis for identifying any amount within the range of possible loss as a better estimate than any other amount, as has previously been disclosed, the upper end of the range may exceed the net worth of U.S. Mills. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $85 million at April 3, 2011.

SONOCO PRODUCTS COMPANY
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum
			Shares Purchased as	Number of Shares
			Part of Publicly	that May Yet be
	(a) Total Number of	(b) Average Price	Announced Plans or	Purchased under the
Period	Shares Purchased[1]	Paid per Share	Programs[2]	Plans or Programs[2]
1/01/11 — 2/06/11	588,790	$35.14	583,064	3,721,900
2/07/11 — 3/06/11	364,406	$35.92	337,600	3,384,300
3/07/11 — 4/03/11	385,866	$35.65	384,300	3,000,000
Total	1,339,062	$35.50	1,304,964	3,000,000

[1]	A total of 34,098 common shares were repurchased in the first quarter of 2011 related to shares withheld to satisfy employee tax withholding obligations in association with the exercise of performance-based stock awards, deferred compensation and restricted stock. These shares were not repurchased as part of a publicly announced plan or program.

[2]	On April 19, 2006, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. This authorization rescinded all previous existing authorizations and does not have a specific expiration date. On December 3, 2010, the Company announced it would immediately begin repurchasing 2,000,000 shares. As of April 3, 2011, a total of 2,000,000 shares had been repurchased under this program, leaving a total of 3,000,000 shares remaining available for repurchase. On April 20, 2011, the Company’s Board of Directors reinstated 2,000,000 shares to its authorization, returning the total number of shares available for future repurchase to 5,000,000 as of that date.

Item 6.	Exhibits.

10.	Second Amended and Restated Credit Agreement, effective October 18, 2010

15.	Letter re: unaudited interim financial information

31.	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SONOCO PRODUCTS COMPANY
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY (Registrant)
Date: May 3, 2011	By:	/s/ Barry L. Saunders
Barry L. Saunders
Vice President and Chief Financial Officer (principal financial officer)

SONOCO PRODUCTS COMPANY
EXHIBIT INDEX

Exhibit
Number	Description

10	Second Amended and Restated Credit Agreement, effective October 18, 2010

15	Letter re: unaudited interim financial information

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.