Form 10-Q
period 2011-07-03
SONOCO PRODUCTS CO
filed 2011-08-05
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at July 21, 2011:
Common stock, no par value: 99,895,720

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	July 3,	December 31,
	2011	2010*
Assets
Current Assets
Cash and cash equivalents	$133,983	$158,249
Trade accounts receivable, net of allowances	608,802	508,144
Other receivables	30,237	31,917
Inventories:
Finished and in process	159,616	147,062
Materials and supplies	234,573	222,365
Prepaid expenses	55,317	66,782
Deferred income taxes	22,873	22,997

	1,245,401	1,157,516
Property, Plant and Equipment, Net	953,221	944,136
Goodwill	857,115	839,748
Other Intangible Assets, Net	125,485	130,400
Long-term Deferred Income Taxes	40,703	42,100
Other Assets	171,664	167,114

Total Assets	$3,393,589	$3,281,014

Liabilities and Equity
Current Liabilities
Payable to suppliers	$469,915	$436,785
Accrued expenses and other	292,205	319,936
Notes payable and current portion of long-term debt	19,374	16,949
Accrued taxes	5,098	6,979

	786,592	780,649
Long-term Debt, Net of Current Portion	716,807	603,941
Pension and Other Postretirement Benefits	227,056	323,040
Deferred Income Taxes	20,342	24,583
Other Liabilities	40,357	41,108
Commitments and Contingencies
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares
99,883 and 100,510 shares issued and outstanding at July 3, 2011 and December 31, 2010, respectively	7,175	7,175
Capital in excess of stated value	417,828	441,328
Accumulated other comprehensive loss	(226,130)	(292,867)
Retained earnings	1,389,315	1,336,155

Total Sonoco Shareholders’ Equity	1,588,188	1,491,791
Noncontrolling Interests	14,247	15,902

Total Equity	1,602,435	1,507,693

Total Liabilities and Equity	$3,393,589	$3,281,014

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2011	2010	2011	2010
Net sales	$1,127,865	$1,010,116	$2,245,188	$1,945,249
Cost of sales	936,775	817,592	1,859,889	1,576,967

Gross profit	191,090	192,524	385,299	368,282
Selling, general and administrative expenses	99,273	99,639	201,571	195,775
Restructuring/Asset impairment charges	9,578	2,511	11,895	6,458

Income before interest and income taxes	82,239	90,374	171,833	166,049
Interest expense	9,335	8,939	18,709	17,869
Interest income	1,161	381	1,798	874

Income before income taxes	74,065	81,816	154,922	149,054
Provision for income taxes	23,775	25,851	48,959	45,762

Income before equity in earnings of affiliates	50,290	55,965	105,963	103,292
Equity in earnings of affiliates, net of tax	3,416	2,991	5,380	4,217

Net income	$53,706	$58,956	$111,343	$107,509

Net (income)/loss attributable to noncontrolling interests	$(298)	$(3)	$(544)	$16

Net income attributable to Sonoco	$53,408	$58,953	$110,799	$107,525

Weighted average common shares outstanding:
Basic	100,891	101,511	101,104	101,342

Diluted	101,982	102,484	102,371	102,167

Per common share:
Net income attributable to Sonoco:
Basic	$0.53	$0.58	$1.10	$1.06

Diluted	$0.52	$0.58	$1.08	$1.05

Cash dividends	$0.29	$0.28	$0.57	$0.55

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended
	July 3,	June 27,
	2011	2010
Cash Flows from Operating Activities:
Net income	$111,343	$107,509
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	5,509	1,165
Depreciation, depletion and amortization	87,679	81,280
Share-based compensation expense	8,284	9,167
Equity in earnings of affiliates	(5,380)	(4,217)
Cash dividends from affiliated companies	2,115	3,425
Loss (gain) on disposition of assets	542	(2,250)
Pension and postretirement plan expense	17,203	26,635
Pension and postretirement plan contributions	(110,482)	(14,038)
Tax effect of share-based compensation exercises	3,731	1,980
Excess tax benefit of share-based compensation	(2,895)	(1,795)
Net decrease in deferred taxes	(4,724)	(10,969)
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Trade accounts receivable	(79,120)	(94,926)
Inventories	(18,821)	(38,548)
Payable to suppliers	30,568	51,952
Prepaid expenses	(7,151)	(6,525)
Accrued expenses	(31,786)	13,050 *
Income taxes payable and other income tax items	21,846	(14,981)
Fox River environmental reserves	(639)	(1,138)
Other assets and liabilities	4,253	8,596 *

Net cash provided by operating activities	32,075	115,372

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(80,217)	(59,032)
Cost of acquisitions, net of cash acquired	(10,395)	(10,214)
Proceeds from the sale of assets	9,751	2,753

Net cash used in investing activities	(80,861)	(66,493)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	10,223	5,824
Principal repayment of debt	(8,081)	(9,473)
Net increase in commercial paper	110,000	—
Net decrease in outstanding checks	(3,463)	(12,146)
Excess tax benefit of share-based compensation	2,895	1,795
Cash dividends	(56,985)	(55,239)
Purchase of noncontrolling interest	(5,718)	—
Shares acquired	(47,603)	(328)
Shares issued	15,279	11,129

Net cash provided by (used in) financing activities	16,547	(58,438)

Effects of Exchange Rate Changes on Cash	7,973	(8,308)

Net (Decrease) Increase in Cash and Cash Equivalents	(24,266)	(17,867)
Cash and cash equivalents at beginning of period	158,249	185,245

Cash and cash equivalents at end of period	$133,983	$167,378

*	Prior year’s data have been reclassified to conform to the current year’s presentation
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Note 1: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three and six months ended July 3, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
With respect to the unaudited condensed consolidated financial information of the Company for the three- and six-month periods ended July 3, 2011 and June 27, 2010 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 5, 2011 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.
Note 2: Shareholders’ Equity
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2011	2010	2011	2010
Numerator:
Net income attributable to Sonoco	$53,408	$58,953	$110,799	$107,525

Denominator:
Basic	100,891,000	101,511,000	101,104,000	101,342,000
Dilutive effect of stock-based compensation	1,091,000	973,000	1,267,000	825,000

Diluted	101,982,000	102,484,000	102,371,000	102,167,000

Reported net income attributable to Sonoco per common share:
Basic	$0.53	$0.58	$1.10	$1.06

Diluted	$0.52	$0.58	$1.08	$1.05

Stock options and stock appreciation rights to purchase 1,186,225 and 1,894,994 shares at July 3, 2011 and June 27, 2010, respectively, were not dilutive and, therefore, are excluded from the computations of diluted income attributable to Sonoco per common share amounts. No adjustments were made to reported net income attributable to Sonoco in the computations of earnings per share.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Stock Repurchases
The Company’s Board of Directors has authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. On December 3, 2010, the Company announced it would immediately begin repurchasing 2,000,000 shares. As of December 31, 2010, a total of 695,036 shares had been repurchased under this program at a cost of $23,219. During the first quarter of 2011, an additional 1,304,964 shares were repurchased at a cost of $46,298, completing the announced buyback. On April 20, 2011, the Company’s Board of Directors reinstated 2,000,000 shares to its authorization. No additional shares were repurchased during the second quarter of 2011; accordingly, the total number of shares available for future repurchase at July 3, 2011 remains at 5,000,000.
The Company occasionally repurchases shares of its common stock to satisfy employee tax withholding obligations in association with the exercise of certain share-based compensation. These repurchases, which are not part of a publicly announced plan or program, totaled 31,924 and 10,290 shares in the first six months of 2011 and 2010, respectively, at a cost of $1,306 and $328, respectively.
Dividend Declarations
On April 20, 2011, the Board of Directors declared a regular quarterly dividend of $0.29 per share. This dividend was paid June 10, 2011 to all shareholders of record as of May 13, 2011.
On July 20, 2011, the Board of Directors declared a regular quarterly dividend of $0.29 per share. This dividend is payable September 9, 2011 to all shareholders of record as of August 19, 2011.
Noncontrolling Interests
In April 2011, the Company acquired the remaining 49% interest in its 51%-owned subsidiary, Sonoco For Plas do Brazil Ltda., for $5,718 in cash. As a result of the transaction, the Company wrote off the $2,727 carrying amount of noncontrolling interest and recorded a reduction in Capital in excess of stated value of $2,991.
Note 3: Acquisitions
On May 27, 2011, the Company completed the acquisition of several small tube and core businesses in New Zealand at a total cost of $6,220 in cash. The acquisition of these businesses, which are accounted for in the Tubes and Cores/Paper segment, is expected to generate annual sales of approximately $13,000. In conjunction with these acquisitions, the Company preliminarily recorded net tangible assets of $1,667 and goodwill of $4,553, the majority of which is expected to be tax deductible. The company is in the process of finalizing its appraisals of tangible and intangible assets relating to these acquisitions, and the allocation of the purchase price to the assets acquired and liabilities assumed will be completed once the appraisal process has been finalized.
On July 1, 2011, the Company completed the acquisition of a rigid paperboard containers business in the United Kingdom, at a cost of $4,175 in cash. The acquisition is expected to generate annual sales of approximately $10,000, which will be accounted for in the Company’s Consumer Packaging segment. In conjunction with this acquisition, the Company recorded net tangible assets of $4,014 and identifiable intangibles of $161.
The Company has accounted for these acquisitions as purchases and, accordingly, has included its results of operations in consolidated net income from the respective dates of acquisition. Pro forma results have not been provided, as the acquisitions were not material to the Company’s financial statements individually, or in the aggregate.
Note 4: Restructuring and Asset Impairment
The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2011, 2010, and 2009, are reported as “2011 Actions,” “2010 Actions,” and “2009 Actions,” respectively. Actions initiated prior to 2009, all of which were substantially complete at July 3, 2011, are reported as “Earlier Actions.”

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Following are the total restructuring and asset impairment charges, net of adjustments, recognized by the Company during the periods presented:

	2011		2010
	Second	Six	Second	Six
	Quarter	Months	Quarter	Months
Restructuring/Asset impairment:
2011 Actions	$10,258	$10,637	$—	$—
2010 Actions	(1,163)	(1,004)	1,125	3,858
2009 Actions	338	1,473	1,315	3,102
Earlier Actions	145	789	71	(502)

Restructuring/Asset impairment charges	$9,578	$11,895	$2,511	$6,458
Income tax benefit	(2,903)	(3,639)	(924)	(2,666)
Equity method investments, net of tax	—	17	—	218
Costs attributable to Noncontrolling Interests, net of tax	27	70	22	61

Total impact of Restructuring/Asset impairment charges, net of tax	$6,702	$8,343	$1,609	$4,071

Restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Condensed Consolidated Statements of Income. Included in “Income tax benefit” above for the three- and six-month periods ended July 3, 2011, is $2,318 from the release of tax reserves associated with the sale of a plastics business in Brazil.
The Company expects to recognize future additional cash costs totaling approximately $2,650 in connection with previously announced restructuring actions and believes that the majority of these charges will be incurred and paid by the end of 2011. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions may be undertaken.
2011 Actions
During 2011, the Company announced the closures of a flexible packaging facility in Canada (part of the Consumer Packaging segment) and a fulfillment service center in the United States (part of the Packaging Services segment). The Company also sold two small businesses, a plastics operation in Brazil and a tubes and core operation in the United States and realigned its fixed cost structure resulting in the elimination of approximately 31 positions.
Below is a summary of 2011 Actions and related expenses by type incurred and estimated to be incurred through completion.

		Total
	Second	Incurred to	Estimated
2011 Actions	Quarter	Date	Total Cost
Severance and Termination Benefits
Tubes and Cores/Paper segment	$188	$422	$422
Consumer Packaging segment	2,594	2,729	2,729
Packaging Services segment	212	212	212
Asset Impairment / Disposal of Assets
Tubes and Cores/Paper segment	(286)	(286)	(286)
Consumer Packaging segment	6,868	6,868	6,868
Other Costs
Consumer Packaging segment	586	596	1,796
Packaging Services segment	96	96	96

Total Charges and Adjustments	$10,258	$10,637	$11,837

The following table sets forth the activity in the 2011 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

	Severance	Asset
2011 Actions	and	Impairment/
Accrual Activity	Termination	Disposal	Other
2011 Year to Date	Benefits	of Assets	Costs	Total
Liability at December 31, 2010	$—	$—	$—	$—
2011 charges	3,363	6,582	692	10,637
Cash receipts/(payments)	(736)	4,999	(692)	3,571
Asset write downs/disposals	—	(11,581)	—	(11,581)
Foreign currency translation	15	—	—	15

Liability at July 3, 2011	$2,642	$—	$—	$2,642

Included in 2011 charges above is a loss of $6,689 from the sale of a plastics business in Brazil for which the Company received net proceeds of $3,849. Annual sales of this business were approximately $27,000. Partially offsetting the loss was a gain of $1,053 from the sale of a small tubes and cores business in the United States for which the Company received net proceeds of $1,150. Goodwill associated with this business totaled $97 and was written off as part of the sale. Additional impairment charges totaling $946 were recorded in 2011 related primarily to the announced closure of a flexible packaging facility in Canada and the decision not to use certain machinery and equipment acquired in the 2010 acquisition of a tube and core business in Greece. “Other costs” consist primarily of lease termination costs and costs related to plant closures including the cost of equipment removal, utilities, plant security, property taxes and insurance.
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
Below is a summary of 2010 Actions and related expenses by type incurred and estimated to be incurred through completion.

	2011		2010		Total
	Second	Six	Second	Six	Incurred	Estimated
2010 Actions	Quarter	Months	Quarter	Months	to Date	Total Cost
Severance and Termination Benefits
Tubes and Cores/Paper segment	$(1)	$(43)	$(2)	$1,225	$2,359	$2,359
Consumer Packaging segment	—	—	384	705	705	705
Packaging Services segment	(1)	(1)	321	1,473	1,554	1,554
All Other Sonoco	—	182	30	63	300	300
Corporate	—	—	—	—	36	36
Asset Impairment / Disposal of Assets
Tubes and Cores/Paper segment	(1,227)	(1,222)	38	38	(333)	(333)
Packaging Services segment	—	(429)	(108)	(108)	(565)	(565)
All Other Sonoco	—	—	369	369	369	369
Other Costs
Tubes and Cores/Paper segment	44	205	—	—	264	414
Consumer Packaging segment	—	—	—	—	19	19
Packaging Services segment	—	139	24	24	472	472
All Other Sonoco	22	165	69	69	466	466

Total Charges and Adjustments	$(1,163)	$(1,004)	$1,125	$3,858	$5,646	$5,796

The following table sets forth the activity in the 2010 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

	Severance	Asset
2010 Actions	and	Impairment/
Accrual Activity	Termination	Disposal	Other
2011 Year to Date	Benefits	of Assets	Costs	Total
Liability at December 31, 2010	$1,282	$—	$59	$1,341
2011 charges	181	—	509	690
Adjustments	(43)	(1,651)	—	(1,694)
Cash receipts/(payments)	(872)	2,737	(568)	1,297
Asset write downs/disposals	—	(1,086)	—	(1,086)
Foreign currency translation	11	—	—	11

Liability at July 3, 2011	$559	$—	$—	$559

“Adjustments” consist primarily of gains on the sale of assets (land and buildings at a former tube and core facility in Canada and machinery and equipment at a point-of-purchase display facility in the United States), which accounts for the net benefit recognized related to 2010 Actions in the second quarter of 2011. “Other costs” consist primarily of lease termination costs and costs related to plant closures including the cost of equipment removal, utilities, plant security, property taxes and insurance.
The majority of the remaining 2010 Actions restructuring costs are expected to be paid by the end of 2011 using cash generated from operations.
2009 Actions
During 2009, the Company closed a paper mill in the United States and five tube and core plants — three in the United States, one in Europe, and one in Canada (all part of the Tubes and Cores/Paper segment). The Company also closed two rigid paper packaging plants in the United States (part of the Consumer Packaging segment), a fulfillment service center in Germany (part of the Packaging Services segment), a molded plastics facility in the United States (part of All Other Sonoco) and a wooden reel facility in the United States (part of All Other Sonoco). The Company also sold a small Canadian recovered paper brokerage business and realigned its fixed cost structure resulting in the elimination of approximately 225 positions.
Below is a summary of 2009 Actions and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative.

	2011		2010		Total
	Second	Six	Second	Six	Incurred	Estimated
2009 Actions	Quarter	Months	Quarter	Months	to Date	Total Cost
Severance and Termination Benefits
Tubes and Cores/Paper segment	$18	$56	$(241)	$15	$15,264	$15,264
Consumer Packaging segment	200	200	60	310	2,555	2,555
Packaging Services segment	—	—	—	(53)	1,482	1,482
All Other Sonoco	(4)	8	—	198	1,441	1,441
Corporate	—	(4)	263	269	923	923
Asset Impairment / Disposal of Assets
Tubes and Cores/Paper segment	—	—	213	175	4,119	4,119
Consumer Packaging segment	—	(10)	—	—	566	566
Packaging Services segment	—	—	—	—	7	7
All Other Sonoco	—	—	2	2	305	305
Other Costs
Tubes and Cores/Paper segment	(81)	765	749	1,259	5,550	5,950
Consumer Packaging segment	110	353	266	599	1,178	1,228
Packaging Services segment	95	105	—	180	430	430
All Other Sonoco	—	—	3	148	483	483

Total	$338	$1,473	$1,315	$3,102	$34,303	$34,753

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The following table sets forth the activity in the 2009 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

	Severance	Asset
2009 Actions	and	Impairment/
Accrual Activity	Termination	Disposal	Other
2011 Year to Date	Benefits	of Assets	Costs	Total
Liability at December 31, 2010	$4,696	$—	$—	$4,696
2011 charges	47	—	1,512	1,559
Adjustments	212	(10)	(289)	(87)
Cash receipts/(payments)	(1,130)	720	(1,223)	(1,633)
Asset write downs/disposals	—	(710)	—	(710)
Foreign currency translation	3	—	—	3

Liability at July 3, 2011	$3,828	$—	$—	$3,828

“Other costs” consist primarily of costs related to plant closures including the cost of equipment removal, utilities, plant security, property taxes and insurance.
The Company expects to pay the majority of the remaining 2009 Actions restructuring costs by the end of 2011 using cash generated from operations.
Earlier Actions
Earlier Actions are comprised of a number of plant closures and workforce reductions initiated prior to 2009. Charges/income associated with these actions totaled $145 and $789 during the three- and six-month periods ended July 3, 2011, compared with $71 and $(502) during the three- and six-month periods ended June 27, 2010. The 2010 income resulted from a gain on the sale of land and buildings associated with a former paper mill in France. The accrual for Earlier Actions totaled $713 and $981 at July 3, 2011 and December 31, 2010, respectively, and relates primarily to building lease terminations. The accrual is included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheet. Cash payments during the six months ended July 3, 2011 were $838; while cash received from the sale of a building (a former tube and core facility in Spain) totaled $2,415. The Company expects to recognize future pre-tax charges of approximately $850 associated with Earlier Actions, primarily related to costs of exiting paper mills in Canada, China, and the United States. The Company expects both the liability and the future costs to be fully paid at the end of 2012, using cash generated from operations.
Note 5: Comprehensive Income
The following table reconciles net income to comprehensive income attributable to Sonoco:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2011	2010	2011	2010
Net income	$53,706	$58,956	$111,343	$107,509

Other comprehensive income/(loss):
Foreign currency translation adjustments	17,982	(31,642)	57,633	(42,891)
Changes in defined benefit plans, net of tax	2,791	4,272	5,387	8,451
Changes in derivative financial instruments, net of tax	852	2,268	3,717	(810)

Comprehensive income	$75,331	$33,854	$178,080	$72,259
Comprehensive (income)/loss attributable to noncontrolling interests	(298)	(3)	(544)	16

Comprehensive income attributable to Sonoco	$75,033	$33,851	$177,536	$72,275

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable, for the three months ended July 3, 2011:

	Foreign			Accumulated
	Currency	Defined	Derivative	Other
	Translation	Benefit	Financial	Comprehensive
	Adjustments	Plans	Instruments	Loss

Balance at December 31, 2010	$17,685	$(303,037)	$(7,515)	$(292,867)
Year-to-date change	57,633	5,387	3,717	66,737

Balance at July 3, 2011	$75,318	$(297,650)	$(3,798)	$(226,130)

At July 3, 2011, the Company had commodity and foreign currency contracts outstanding to fix the costs of certain anticipated raw materials and energy purchases. These contracts, which have maturities ranging from July 2011 to December 2013, qualify as cash flow hedges under U.S. GAAP. The amounts included in accumulated other comprehensive loss related to these cash flow hedges were an unfavorable position of $5,944 ($3,798 after tax) at July 3, 2011, and an unfavorable position of $11,921 ($7,515 after tax) at December 31, 2010.
The cumulative tax benefit on Derivative Financial Instruments was $2,146 at July 3, 2011, and $4,406 at December 31, 2010. During the three- and six-month periods ended July 3, 2011, the tax benefit on Derivative Financial Instruments decreased by $(514) and $(2,260) respectively.
The cumulative tax benefit on Defined Benefit Plans was $176,423 at July 3, 2011, and $179,628 at December 31, 2010. During the three- and six-month periods ended July 3, 2011, the tax benefit on Defined Benefit Plans decreased by $(1,582) and $(3,205), respectively.
Current period foreign currency translation adjustments of $458 are included in noncontrolling interest at July 3, 2011.
Note 6: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill for the six months ended July 3, 2011 is as follows:

	Tubes and
	Cores/	Consumer	Packaging
	Paper	Packaging	Services	All Other
	Segment	Segment	Segment	Sonoco	Total

Goodwill at December 31, 2010	$231,637	$389,384	$150,082	$68,645	$839,748
Goodwill on acquisitions	4,553	—	—	—	4,553
Other	(97)	(2,846)	—	—	(2,943)
Foreign currency translation	10,259	5,349	—	149	15,757

Goodwill at July 3, 2011	$246,352	$391,887	$150,082	$68,794	$857,115

The Company recorded $4,553 of goodwill in connection with 2011 acquisitions. “Other” consists primarily of amounts previously recorded as “Goodwill” that have been reclassified to “Long-Term Deferred Income Taxes.” This reclassification related to the July 2010 acquisition of Associated Packaging Technologies, Inc. and resulted from a final review of the facts and conditions that existed at the time of the acquisition. In addition, “Other” also reflects the disposal of $97 of goodwill associated with the sale of a small tubes and core business in the United States.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The Company completed its most recent annual goodwill impairment testing during the third quarter of 2010. Based on the results of this evaluation, the Company concluded that there was no impairment of goodwill for any of its reporting units. For 2010 testing purposes, the fair values of the Company’s reporting units were estimated based on projections of future years’ operating results and associated cash flows, together with comparable trading and transaction multiples. The Company’s projections incorporated management’s expectations for future growth and, where applicable, improved operating margins. Should such growth and/or margin improvement not materialize as projected, or if the Company’s assessments of the relevant facts and circumstances change, noncash impairment charges may be required. Reporting units with significant goodwill whose results need to show improvement included Tubes & Cores/Paper — Europe, Matrix Packaging, Flexible Packaging, Packaging Services, and Rigid Paper Containers — Australia/New Zealand. Total goodwill associated with these reporting units was approximately $110,000, $132,000, $97,000, $150,000, and $6,000, respectively at July 3, 2011. There were no triggering events during the three- or six-month periods ended July 3, 2011.
Other Intangible Assets
A summary of other intangible assets as of July 3, 2011 and December 31, 2010 is as follows:

	July 3,	December 31,
	2011	2010

Other Intangible Assets, gross
Patents	$2,225	$2,264
Customer lists	184,264	180,673
Land use rights	366	354
Supply agreements	—	1,000
Other	16,645	16,409

Other Intangible Assets, gross	$203,500	$200,700

Accumulated Amortization	$(78,015)	$(70,300)

Other Intangible Assets, net	$125,485	$130,400

The Company recorded $161 of identifiable intangibles in connection with 2011 acquisitions, all of which related to customer lists.
Other intangible assets are amortized on a straight-line basis over their respective useful lives, which generally range from three to twenty years. The Company has no intangibles with indefinite lives. Aggregate amortization expense was $3,650 and $2,983 for the three months ended July 3, 2011 and June 27, 2010, respectively, and $7,351 and $5,986 for the six months ended July 3, 2011 and June 27, 2010, respectively. Amortization expense on other intangible assets is expected to approximate $14,600 in 2011, $14,000 in 2012, $13,700 in 2013, $12,900 in 2014 and $11,500 in 2015.

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

		Fair Value Measurements at Reporting Date Using
		Quoted Market
	Carrying	Prices in Active	Significant
	Amount in	Market for	Other	Significant
	Condensed	Identical	Observable	Unobservable
	Consolidated	Assets/Liabilities	Inputs	Inputs
Description	Balance Sheets	(Level 1)	(Level 2)	(Level 3)
As of July 3, 2011
Assets:
Derivatives	$4,526	$—	$4,526	$—
Deferred Compensation Plan Assets	$2,370	$2,370	$—	$—
Liabilities:
Derivatives	$9,245	$—	$9,245	$—

As of December 31, 2010
Assets:
Derivatives	$1,172	$—	$1,172	$—
Deferred Compensation Plan Assets	$2,236	$2,236	$—	$—
Liabilities:
Derivatives	$13,304	$—	$13,304	$—
Fair value measurements for the Company’s derivatives, which at July 3, 2011 and December 31, 2010, consisted primarily of natural gas, aluminum, old corrugated containers, diesel fuel and foreign currency contracts entered into for hedging purposes, are classified under Level 2 and are valued using the income approach. These measurements are determined using published market prices or estimated based on observable inputs including spot and future commodity prices and spot and future exchange rates.
Certain deferred compensation plan liabilities are funded and the assets invested in various exchange traded mutual funds. These assets are measured using quoted prices in accessible active markets for identical assets.
Excluding certain retirement and postretirement plan assets, none of the Company’s financial assets or liabilities are measured at fair value using significant unobservable inputs. There were no significant transfers in or out of Level 1 or Level 2 fair value measurements during the three- and six-month periods ended July 3, 2011.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Note 8: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	July 3, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Long-term debt, net of current portion	$716,807	$739,649	$603,941	$624,786

The carrying value of cash and cash equivalents, short-term debt and long-term variable-rate debt approximates fair value. The fair value of long-term debt is based on quoted market prices or is determined by discounting future cash flows using interest rates available to the Company for issues with similar terms and average maturities.
In accordance with U.S. GAAP, the Company records its derivatives as assets or liabilities on the balance sheet at fair value using published market prices or estimated values based on current price quotes and discounted cash flows. Changes in the fair value of derivatives are recognized either in net income or in other comprehensive income, depending on the designated purpose of the derivative. It is the Company’s policy not to speculate in derivative instruments. The Company has determined all hedges to be highly effective and, as a result, no material ineffectiveness has been recorded.
The Company uses derivatives to mitigate the effect of fluctuations in some of its raw material and energy costs, foreign currency fluctuations and interest rate movements. The Company purchases commodities, such as recovered paper, metal and energy, generally at market or at fixed prices that are established with the vendor as part of the purchase process for quantities expected to be consumed in the ordinary course of business. The Company may enter into forward contracts or other similar derivative contracts in order to reduce the effect of commodity price fluctuations, and to manage its exposure to foreign currency cash flows, assets, and liabilities. The Company is exposed to interest-rate fluctuations as a result of using debt as a source of financing for its operations. To manage its exposure to interest rate movements, the Company may from time to time use traditional, unleveraged interest rate swaps to adjust its mix of fixed and variable rate debt.
Cash Flow Hedges
At July 3, 2011 and December 31, 2010, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. To the extent considered effective, the changes in fair value of these contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which the hedged item impacts earnings.
Commodity Cash Flow Hedges
The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas, aluminum, old corrugated containers and diesel fuel. At July 3, 2011, natural gas swaps covering approximately 5.4 million MMBtus were outstanding. These contracts represent approximately 71%, 63%, and 12% of anticipated U.S. and Canadian usage for 2011, 2012 and 2013, respectively. Additionally, the Company had swap contracts covering 2.1 thousand metric tons of aluminum representing approximately 32% and 3% of anticipated usage for 2011 and 2012, respectively, 38.7 thousand short tons of old corrugated containers representing approximately 6% of anticipated usage for 2011, and 201.5 thousand gallons of diesel fuel representing approximately 8% of expected usage through August 2011. The fair values of the Company’s commodity cash flow hedges were in loss positions of $7,801 and $12,421 at July 3, 2011 and December 31, 2010, respectively. The amount of the loss included in accumulated other comprehensive loss at July 3, 2011, that is expected to be reclassified to the income statement during the next twelve months is $6,743.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases forecast to occur in 2011. At July 3, 2011, the net position of these contracts was to purchase 42.7 million Canadian dollars, 101.8 million Mexican pesos, 5.0 million euros, 5.1 billion Colombian pesos, 3.5 billion Indonesian rupiah and 795 thousand British pounds, and to sell 2.6 million Australian dollars, 1.5 million New Zealand dollars, 6.4 million Malaysian ringgits and 65.3 million Thai baht. The fair value of these foreign currency cash flow hedges was $1,737 at July 3, 2011, and $229 at December 31, 2010. During the first quarter of 2011, certain foreign currency cash flow hedges related to construction in progress were settled as the capital expenditures were made. Gains of $6 and $540 were reclassified from accumulated other comprehensive loss and netted against the carrying value of the assets during the three- and six-month periods ended July 3, 2011, respectively. The amount of the gain included in accumulated other comprehensive loss at July 3, 2011 expected to be reclassified to the income statement during the next twelve months is $1,661.
Other Derivatives
The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and existing foreign currency denominated receivables and payables. The Company does not apply hedge accounting treatment for these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur. At July 3, 2011, the net positions of these contracts were to purchase 3.9 million Canadian dollars, 735 thousand British pounds, 877 thousand euros and 11.0 billion Colombian pesos. The total fair value of these hedges was $1,345 at July 3, 2011, and $60 at December 31, 2010.
The following table sets forth the location and fair values of the Company’s derivative instruments at July 3, 2011:

Description	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Commodity Contracts	Other Current Assets	$756
Commodity Contracts	Other Current Liabilities	$(7,211)
Commodity Contracts	Other Long Term Assets	$14
Commodity Contracts	Other Long Term Liabilities	$(1,360)
Foreign Exchange Contracts	Other Current Assets	$2,407
Foreign Exchange Contracts	Other Current Liabilities	$(670)
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$1,272
Foreign Exchange Contracts	Other Current Liabilities	$(4)
Foreign Exchange Contracts	Other Long Term Assets	$77

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The following table sets forth the effect of the Company’s derivative instruments on financial performance for the three months ended July 3, 2011 and June 27, 2010:

		Location of Gain
	Amount of Gain or	or (Loss)	Amount of Gain or	Location of Gain or	Amount of Gain or
	(Loss) Recognized	Reclassified from	(Loss) Reclassified	(Loss) Recognized in	(Loss) Recognized
	in OCI on	Accumulated OCI	from Accumulated	Income on	in Income on
	Derivative	Into Income	OCI Into Income	Derivative	Derivative
Description	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Three months ended July 3, 2011

Derivatives in Cash Flow Hedging Relationships:

Foreign Exchange Contracts	$578	Net sales	$1,736	Net sales	$—
		Cost of sales	$(918)

Commodity Contracts	$(715)	Cost of sales	$(2,327)	Cost of sales	$63

Three months ended June 27, 2010

Derivatives in Cash Flow Hedging Relationships:

Foreign Exchange Contracts	$(453)	Net sales	$1,135	Net sales	$(284)

		Cost of sales	$(467)
Commodity Contracts	$1,669	Cost of sales	$(2,784)	Cost of sales	$(586)

Fair value hedge derivatives:

Interest Rate Swap				Interest expense	$228

	Location of Gain or
Derivatives not	(Loss) Recognized
designated as hedging	in Income	Gain or (Loss)
instruments:	Statement	Recognized
Three months ended July 3, 2011

Foreign Exchange Contracts	Cost of sales	$855
	Selling, general and administrative	$10

Three months ended June 27, 2010

Foreign Exchange Contracts	Cost of sales	$(549)
	Selling, general and administrative	$(76)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
The following table sets forth the effect of the Company’s derivative instruments on financial performance for the six months ended July 3, 2011 and June 27, 2010:

		Location of Gain
	Amount of Gain or	or (Loss)	Amount of Gain or	Location of Gain or	Amount of Gain or
	(Loss) Recognized	Reclassified from	(Loss) Reclassified	(Loss) Recognized in	(Loss) Recognized
	in OCI on	Accumulated OCI	from Accumulated	Income on	in Income on
	Derivative	Into Income	OCI Into Income	Derivative	Derivative
Description	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Six months ended July 3, 2011

Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$3,293	Net sales	$2,793	Net sales	$12
		Cost of sales	$(1,517)

Commodity Contracts	$(1,527)	Cost of sales	$(6,027)	Cost of sales	$112

Six months ended June 27, 2010

Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$1,339	Net sales	$1,602	Net sales	$(284)

		Cost of sales	$(686)
Commodity Contracts	$(6,722)	Cost of sales	$(5,006)	Cost of sales	$(1,099)

Fair value hedge derivatives:

Interest Rate Swap				Interest expense	$199

	Location of Gain or
Derivatives not	(Loss) Recognized
designated as hedging	in Income	Gain or (Loss)
instruments:	Statement	Recognized
Six months ended July 3, 2011

Foreign Exchange Contracts	Cost of sales	$1,268

	Selling, general and administrative	$18

Six months ended June 27, 2010

Foreign Exchange Contracts	Cost of sales	$(8)
	Selling, general and administrative	$(72)

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
The components of net periodic benefit cost include the following:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2011	2010	2011	2010
Retirement Plans
Service cost	$5,014	$5,466	$10,117	$10,704
Interest cost	17,522	17,913	35,355	35,147
Expected return on plan assets	(21,052)	(19,608)	(42,382)	(38,457)
Amortization of net transition obligation	118	111	237	216
Amortization of prior service cost	35	30	71	59
Amortization of net actuarial loss	5,828	8,679	11,769	17,011

Net periodic benefit cost	$7,465	$12,591	$15,167	$24,680

Retiree Health and Life Insurance Plans
Service cost	$298	$299	$602	$585
Interest cost	421	606	851	1,186
Expected return on plan assets	(350)	(349)	(707)	(683)
Amortization of prior service credit	(1,950)	(2,583)	(3,942)	(5,052)
Amortization of net actuarial loss	345	596	697	1,165

Net periodic benefit income	$(1,236)	$(1,431)	$(2,499)	$(2,799)

During the six months ended July 3, 2011, the Company made contributions of $101,914 to its defined benefit retirement and retiree health and life insurance plans, including an $85,262 contribution to its U.S. qualified defined benefit pension plan. The Company anticipates that it will make additional contributions of approximately $31,000 to its defined benefit retirement and retiree health and life insurance plans over the remainder of 2011. No assurances can be made, however, about funding requirements beyond 2011, as they will depend largely on actual investment returns and future actuarial assumptions.
Sonoco Investment and Retirement Plan (SIRP)
The Company recognized SIRP expense totaling $2,501 and $2,217 for the quarters ended July 3, 2011 and June 27, 2010, respectively, and $4,537 and $4,754 for the six month periods ended July 3, 2011 and June 27, 2010, respectively. Contributions to the SIRP, annually funded in the first quarter, totaled $8,568 during the six months ended July 3, 2011. No additional SIRP contributions are expected during the remainder of 2011.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
Note 10: Income Taxes
The Company’s effective tax rate for the three and six-month periods ending July 3, 2011 was 32.1% and 31.6%, respectively, and its effective tax rate for the three and six-month periods ending June 27, 2010 was 31.6% and 30.7%, respectively. The quarterly and year-to-date rates for both years varied from the U.S. statutory rate primarily due to the favorable effect of international operations that are subject to tax rates generally lower than the U.S. rate, the favorable effect of the manufacturer’s deduction, and other U.S. tax adjustments.
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
There have been no significant changes in the Company’s liability for uncertain tax positions since December 31, 2010. The Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental. Management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis. The Company has significant tax loss carryforwards in various taxing jurisdictions. Valuation allowances have been recorded against the related deferred tax assets in those jurisdictions where expectations of future taxable income are uncertain. The Company has had improved operating results in certain of the related jurisdictions recently. If earnings improve to the point that future taxable income is expected, the Company may release valuation allowances in the future and such amounts could be material.
Note 11: New Accounting Pronouncements
During the quarter ended July 3, 2011, there have been no newly issued nor newly applicable accounting pronouncements that have or are expected to have a significant impact on the Company’s financial statements.
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
The following table sets forth net sales, intersegment sales and operating profit for the Company’s three reportable segments and All Other Sonoco. Operating profit at the segment level is defined as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income, adjusted for restructuring/asset impairment charges and certain other costs which are not allocated to the reporting segments.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
FINANCIAL SEGMENT INFORMATION

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2011	2010	2011	2010
Net sales:
Consumer Packaging	$450,797	$392,484	$910,206	$774,117
Tubes and Cores/Paper	455,818	415,640	899,885	785,514
Packaging Services	123,789	113,759	244,965	225,672
All Other Sonoco	97,461	88,233	190,132	159,946

Consolidated	$1,127,865	$1,010,116	$2,245,188	$1,945,249

Intersegment sales:
Consumer Packaging	$711	$596	$1,363	$1,127
Tubes and Cores/Paper	21,970	24,562	47,133	44,817
Packaging Services	300	290	603	516
All Other Sonoco	9,943	11,418	20,485	21,179

Consolidated	$32,924	$36,866	$69,584	$67,639

Income before interest and income taxes:
Operating Profit
Consumer Packaging	$34,990	$42,136	$80,934	$87,792
Tubes and Cores/Paper	37,250	36,920	65,863	58,423
Packaging Services	8,247	3,568	14,342	8,647
All Other Sonoco	12,321	10,261	22,840	17,645
Restructuring/Asset impairment charges	(9,578)	(2,511)	(11,895)	(6,458)
Other, net	(991)	—	(251)	—

Consolidated	$82,239	$90,374	$171,833	$166,049

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
Environmental Matters
During the fourth quarter of 2005, the U. S. Environmental Protection Agency (EPA) notified U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, that U.S. Mills and NCR Corporation (NCR), an unrelated party, would be jointly held responsible to undertake a program to remove and dispose of certain

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)
PCB-contaminated sediments at a particular site on the lower Fox River in Wisconsin (the “Site”). U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation. The Company has expensed a total of $17,650 for its estimated share of the total cleanup cost of the Site, and through July 3, 2011, has spent a total of $14,467. The remaining accrual of $3,183 represents the Company’s best estimate of what it is likely to pay to complete the Site project. However, the actual costs associated with cleanup of the Site are dependent upon many factors and it is possible that remediation costs could be higher than the current estimate of project costs. The Company acquired U.S. Mills in 2001, and the alleged contamination predates the acquisition.
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
Since 2007, U.S. Mills has expensed a total of $60,825 for potential liabilities associated with the Fox River contamination (not including amounts expensed for remediation at the Site) and through July 3, 2011, has spent a total of $6,201, primarily on legal fees. Although the Company lacks a reasonable basis for identifying any amount within the range of possible loss as a better estimate than any other amount, as has previously been disclosed, the upper end of the range may exceed the net worth of U.S. Mills. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $86,000 at July 3, 2011.
The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time.
As of July 3, 2011 and December 31, 2010, the Company (and its subsidiaries) had accrued $61,006 and $62,026, respectively, related to environmental contingencies. Of these, a total of $57,807 and $58,727 relate to U.S. Mills at July 3, 2011 and December 31, 2010, respectively. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. U.S. Mills recognized a $40,825 benefit in 2008 from settlements reached and proceeds received on certain insurance policies covering the Fox River contamination. U.S. Mills’ two remaining insurance carriers are in liquidation. It is possible that U.S. Mills may recover from these carriers a small portion of the costs it ultimately incurs. U.S. Mills may also be able to reallocate some of the costs it incurs among other parties. There can be no assurance that such claims for recovery or reallocation would be successful and no amounts have been recognized in the consolidated financial statements of the Company for such potential recovery or reallocation.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Directors of Sonoco Products Company:
We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of July 3, 2011, and the related condensed consolidated statements of income for the three-month and six-month periods ended July 3, 2011 and June 27, 2010 and the condensed consolidated statements of cash flows for the six-month periods ended July 3, 2011 and June 27, 2010. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2010, and the related consolidated statements of income, of comprehensive income, of changes in total equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 28, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/PricewaterhouseCoopers LLP
Charlotte, North Carolina
August 5, 2011

SONOCO PRODUCTS COMPANY
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Statements included in this report that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The words “estimate,” “project,” “intend,” “expect,” “believe,” “consider,” “plan,” “strategy,” “opportunity,” “target,” “anticipate,” “objective,” “goal,” “guidance,” “outlook,” “forecasts,” “future,” “will,” “would” and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding offsetting high raw material costs; improved productivity and cost containment; adequacy of income tax provisions; refinancing of debt; adequacy of cash flows; anticipated amounts and uses of cash flows; effects of acquisitions and dispositions; adequacy of provisions for environmental liabilities; financial strategies and the results expected from them; sales growth; continued payments of dividends; stock repurchases; producing improvements in earnings; financial results for future periods; goodwill impairment charges; and creation of long-term value for shareholders. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, expectations, beliefs, plans, strategies and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, without limitation:
•	Availability and pricing of raw materials;

•	Success of new product development and introduction;

•	Ability to maintain or increase productivity levels and contain or reduce costs;

•	International, national and local economic and market conditions;

•	Availability of credit to us, our customers and/or our suppliers in needed amounts and/or on reasonable terms;

•	Fluctuations in obligations and earnings of pension and postretirement benefit plans;

•	Pricing pressures, demand for products, and ability to maintain market share;

•	Continued strength of our paperboard-based tubes and cores and composite can operations;

•	Anticipated results of restructuring activities;

•	Resolution of income tax contingencies;

•	Ability to successfully integrate newly acquired businesses into the Company’s operations;

•	Ability to win new business and/or identify and successfully close suitable acquisitions at the levels needed to meet growth targets;

•	Rate of growth in foreign markets;

•	Foreign currency, interest rate and commodity price risk and the effectiveness of related hedges;

•	Actions of government agencies and changes in laws and regulations affecting the Company;

•	Liability for and anticipated costs of environmental remediation actions;

•	Accuracy of assumptions underlying projections related to goodwill impairment testing;

•	Loss of consumer or investor confidence; and

•	Economic disruptions resulting from terrorist activities.
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
Second Quarter 2011 Compared with Second Quarter 2010
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

	For the three months ended July 3, 2011
		Restructuring/
		Asset
Dollars in thousands, except per share data	GAAP	Impairment	Other(1)	Base

Income before interest and income taxes	$82,239	$9,578	$991	$92,808
Interest expense, net	8,174	—	—	8,174

Income before income taxes	74,065	9,578	991	84,634
Provision for income taxes	23,775	2,903	320	26,998

Income before equity in earnings of affiliates	50,290	6,675	671	57,636
Equity in earnings of affiliates, net of tax	3,416	—	—	3,416

Net income	53,706	6,675	671	61,052
Net (income)/loss attributable to noncontrolling interests	(298)	27	—	(271)

Net income attributable to Sonoco	$53,408	$6,702	$671	$60,781

Per diluted common share	$0.52	$0.07	$0.01	$0.60

(1)	“Other” consists primarily of acquisition-related costs.

SONOCO PRODUCTS COMPANY

	For the three months ended June 27, 2010
		Restructuring/
		Asset
Dollars in thousands, except per share data	GAAP	Impairment	Other	Base

Income before interest and income taxes	$90,374	$2,511	—	$92,885
Interest expense, net	8,558	—	—	8,558

Income before income taxes	81,816	2,511	—	84,327
Provision for income taxes	25,851	924	—	26,775

Income before equity in earnings of affiliates	55,965	1,587	—	57,552
Equity in earnings of affiliates, net of tax	2,991	—	—	2,991

Net income	58,956	1,587	—	60,543
Net (income)/loss attributable to noncontrolling interests	(3)	22	—	19

Net income attributable to Sonoco	$58,953	1,609	—	$60,562

Per diluted common share	$0.58	$0.01	—	$0.59

RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended July 3, 2011 versus the three months ended June 27, 2010.
OVERVIEW
Net sales for the second quarter of 2011 were $1,128 million, compared with $1,010 million in the same period in 2010. This 12% increase was largely due to higher selling prices, acquisitions, a positive impact from foreign currency translation, and to a lesser extent, volume. The impact of higher selling prices was realized primarily in the Tubes and Cores/Paper segment, principally driven by higher old corrugated container (OCC) pricing. Gross profit margins for the second quarter decreased to 16.9% compared to last year’s 19.1%, primarily due to an unfavorable shift in the mix of business, negative price/cost relationship (the relationship of selling price to the cost of materials, energy and freight) and higher labor costs. Total selling and administrative costs were essentially flat, and, as a percent of sales, declined to 8.8% during the second quarter compared with 9.9% in the same period last year.
Net income attributable to Sonoco for the second quarter of 2011 was $53.4 million compared to $59.0 million reported for the same period of 2010. Results for 2011 include a total of $7.4 million of after-tax restructuring and other non-base charges, including a loss from the disposition of a plastics business in Brazil, while 2010 results were impacted by after-tax restructuring charges of $1.6 million. Second quarter 2011 base net income attributable to Sonoco (Base earnings) was $60.8 million ($.60 per diluted share) versus $60.6 million ($.59 per diluted share) in 2010.
Productivity improvements added to the quarterly results, but were off the Company’s historical pace. Also benefitting the quarter were reduced pension expenses, modest volume growth, and focused cost-cutting efforts. However, a negative price/cost relationship, an unfavorable shift in the mix of business and increased labor costs resulted in total second quarter base earnings that were essentially flat with the prior year.
Although flat overall, second quarter earnings results by segment were mixed compared to the prior year. On the industrial side, operating profits in the Tubes and Cores/Paper segment were essentially unchanged. However, All Other Sonoco, which consists primarily of industrial-related businesses, showed a 20% improvement in operating profits due to volume growth and productivity improvements.
On the consumer side, a 17% decline in operating profits from the Consumer Packaging segment driven by a negative price/cost relationship and higher labor costs was largely offset by improved results in the Packaging Services segment which benefitted from higher volume, particularly in the Company’s contract packaging operations, and cost controls.

SONOCO PRODUCTS COMPANY
OPERATING REVENUE
Net sales for the second quarter of 2011 were $1,128 million, compared to $1,010 million for the second quarter of 2010, an increase of $118 million.
The components of the sales change were:

($ in millions)

Volume/mix	$21
Selling prices	33
Acquisitions	35
Foreign currency translation	37
Other	(8)

Total sales increase	$118

Volume improvement was seen in all the Company’s reporting segments, with the exception of Tubes and Cores/Paper, where volume was essentially flat. Volume improvements were most notable in the Company’s consumer-focused businesses. The weakness of the U.S. dollar, relative to last year’s second quarter levels, also contributed to the sales increase as did the third quarter 2010 acquisition of Associated Packaging Technologies, Inc. (APT), a leading thermoform tray manufacturer for the frozen food industry.
COSTS AND EXPENSES
Cost of sales in the second quarter of 2011 was higher year over year mostly due to a combination of higher prices for raw materials, primarily OCC and resins, and modestly higher volume. Higher prices paid for recovered paper consumed increased costs in converted paper operations, while higher resin and steel costs negatively impacted results in the plastics, closures and composite can operations. The net impact of these factors, along with higher freight, energy, labor and other costs, partially offset by lower pension expenses, resulted in gross profit margins declining to 16.9% in the second quarter of 2011 from 19.1% in the second quarter of 2010.
Pension and post-retirement expenses were lower year-over-year due to several factors: the strong performance of the Company’s pension plan assets during 2010, an $85.1 million contribution to the U.S. qualified pension plan in January 2011, and a longer amortization period for recognizing certain actuarial losses. These expenses showed a $4.6 million improvement in the second quarter of 2011 compared to the prior year quarter, most of which is reflected in cost of sales.
Selling, general and administrative costs in the second quarter of 2011 were basically flat compared to the second quarter of 2010, as the effects of inflation and acquisitions were mostly offset by lower pension and management incentive costs.
Restructuring and restructuring-related asset impairment charges totaled $9.6 million and $2.5 million for the second quarters of 2011 and 2010, respectively. Additional information regarding restructuring actions and impairments is provided in Note 4 to the Company’s Condensed Consolidated Financial Statements.
Net interest expense for the second quarter of 2011 decreased to $8.2 million, compared with $8.6 million during the same period in 2010. The decrease is primarily attributable to lower interest rates and other borrowing costs.
This year’s second quarter effective tax rate of 32.1% was higher than the 31.6% rate recorded in the 2010 quarter. The effective tax rate on base earnings increased from 31.8% in the second quarter of 2010 to 31.9% in 2011. Both increases are primarily due to a larger proportion of earnings taxed at higher U.S. rates.

SONOCO PRODUCTS COMPANY
REPORTABLE SEGMENTS
The following table recaps net sales for the second quarter of 2011 and 2010 ($ in thousands):

	Three Months Ended
	July 3, 2011	June 27, 2010	% Change
Net sales:
Consumer Packaging	$450,797	$392,484	14.9%
Tubes and Cores/ Paper	455,818	415,640	9.7%
Packaging Services	123,789	113,759	8.8%
All Other Sonoco	97,461	88,233	10.5%

Consolidated	$1,127,865	$1,010,116	11.7%

Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Three Months Ended
	July 3, 2011	June 27, 2010	% Change
Income before interest and income taxes:
Segment operating profit
Consumer Packaging	$34,990	$42,136	(17.0%)
Tubes and Cores/ Paper	37,250	36,920	0.9%
Packaging Services	8,247	3,568	131.1%
All Other Sonoco	12,321	10,261	20.1%
Restructuring/Asset impairment charges	(9,578)	(2,511)	281.4%
Other, net	(991)	—	—

Consolidated	$82,239	$90,374	(9.0%)

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the second quarter of 2011 and 2010 ($ in thousands):

	Three Months Ended
	July 3, 2011	June 27, 2010
Restructuring/Asset impairment charges:
Consumer Packaging	$10,371	$754
Tubes and Cores/ Paper	(1,213)	723
Packaging Services	402	237
All Other Sonoco	18	531
Corporate	—	266

Total	$9,578	$2,511

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

SONOCO PRODUCTS COMPANY
Second quarter 2011 sales for the segment were $451 million, compared with $392 million in the same period in 2010. The 14.9% increase was largely due to last year’s acquisition of APT; however, higher selling prices, increased volume and favorable currency translation were also significant contributors.
Operating profits decreased 17% to $35.0 million in the second quarter, compared with $42.1 million last year. The decline was driven by a negative price/cost relationship, caused primarily by price increases lagging the effect of rising costs, a negative mix of business, and higher labor and other costs. These negative factors were partially offset by higher sales volume and lower pension costs. Higher resin costs and inefficiencies associated with a ramp up in blow molded plastics activities had a significant effect on current operating profit; however, the Company expects the impact of these items to dissipate over the second half of 2011 as selling prices are adjusted to offset higher costs and operations stabilize following completion of the ramp up.
Tubes and Cores/Paper
The Tubes and Cores/Paper segment includes the following products: high-performance paper and composite paperboard tubes and cores; fiber-based construction tubes and forms; recycled paperboard, linerboard, corrugating medium, recovered paper and other recycled materials.
Second quarter 2011 sales for the segment were $456 million, compared with $416 million in the same period in 2010. The 9.7% increase in segment sales was due to higher selling prices and favorable currency translation. The year-over-year increase in selling prices was primarily a result of higher OCC pricing, which had a favorable impact on prices received for recovered paper, paperboard and tubes and cores.
Operating profit for the segment was essentially unchanged compared to the prior year period. Volume was flat and productivity improvements and lower pension expenses were offset by a negative price/cost relationship and an unfavorable change in the mix of business. The negative price/cost relationship stemmed primarily from a combination of higher recovered paper, energy, freight and other costs relative to the prior year together with the timing of quarterly contract price resets which are tied to prevailing OCC cost levels. In the second quarter of 2010, the timing of sales price resets relative to OCC costs was modestly advantageous, whereas, in the in the second quarter of 2011, margins were pressured by OCC costs that continued to rise subsequent to selling prices being set at the beginning of the quarter.
Packaging Services
The Packaging Services segment includes the following products and services: designing, manufacturing, assembling, packing and distributing temporary, semipermanent and permanent point-of-purchase displays; and supply chain management services, including contract packing, fulfillment and scalable service centers.
Second quarter 2011 sales for this segment were $124 million, compared with $114 million in the same period in 2010. This 8.8% gain in sales was driven by improved volume in contract packaging and point-of -purchase displays along with favorable currency translation.
Operating profit improved 131% from $3.6 million to $8.2 million, due primarily to improved volume and cost controls. Operating profits for the quarter included the benefit of contract packing activity with a customer who has transferred these activities to another service provider effective July 1, 2011. As a result, operating profits in this segment are expected to be notably lower in the second half of 2011. Due to anticipated growth from new business, management does not expect the loss of business to have a material adverse effect on the segment’s operating results over the long term.
All Other Sonoco
All Other Sonoco includes businesses that are not aggregated in a reportable segment and includes the following products: wooden, metal and composite wire and cable reels, molded and extruded plastics, custom-designed protective packaging and paper amenities such as coasters and glass covers.
Second quarter 2011 sales in All Other Sonoco increased 10.5%, to $97 million, compared with $88 million reported in the same period in 2010. This increase was due to volume gains in molded plastics and reels and spools, higher selling prices and sales from a small acquisition.

SONOCO PRODUCTS COMPANY
Operating profit in All Other Sonoco increased 20.1% as a result of improved volume and productivity gains, partially offset by a negative change in the mix of business and a negative price/cost relationship driven by higher material, energy, and freight costs.
Six Months Ended July 3, 2011 Compared with Six Months Ended June 27, 2010
RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures for each of the periods presented.

	For the six months ended July 3, 2011
		Restructuring/
		Asset
Dollars in thousands, except per share data	GAAP	Impairment	Other(1)	Base

Income before interest and income taxes	$171,833	$11,895	$250	$183,978
Interest expense, net	16,911	—	—	16,911

Income before income taxes	154,922	11,895	250	167,067
Provision for income taxes	48,959	3,639	84	52,682

Income before equity in earnings of affiliates	105,963	8,256	166	114,385
Equity in earnings of affiliates, net of tax	5,380	17	—	5,397

Net income	111,343	8,273	166	119,782
Net (income)/loss attributable to noncontrolling interests	(544)	70	—	(474)

Net income attributable to Sonoco	$110,799	$8,343	$166	$119,308

Per diluted common share	$1.08	$0.09	$0.00	$1.17

(1)	“Other” consists primarily of acquisition-related costs.

	For the six months ended June 27, 2010
		Restructuring/
		Asset
Dollars in thousands, except per share data	GAAP	Impairment	Other	Base

Income before interest and income taxes	$166,049	$6,459	—	$172,508
Interest expense, net	16,995	—	—	16,995

Income before income taxes	149,054	6,459	—	155,513
Provision for income taxes	45,762	2,664	—	48,426

Income before equity in earnings of affiliates	103,292	3,795	—	107,087
Equity in earnings of affiliates, net of tax	4,217	218	—	4,435

Net income	107,509	4,013	—	111,522
Net loss attributable to noncontrolling interests	16	61	—	77

Net income attributable to Sonoco	$107,525	$4,074	—	$111,599

Per diluted common share	$1.05	$0.04	—	$1.09

RESULTS OF OPERATIONS
The following discussion provides a review of results for the six months ended July 3, 2011 versus the six months ended June 27, 2010.
OVERVIEW
Net sales for the first half of 2011 were $2,245 million, compared with $1,945 million in the same period in 2010. As a result of the Company’s accounting calendar, the first half of 2011 included six more days than the same fiscal period in 2010. The 15.4% increase in sales was due to improved companywide volumes (including the impact of the

SONOCO PRODUCTS COMPANY
additional days), higher selling prices, acquisitions and the favorable impact of foreign currency exchange. The impact of higher selling prices was most notable in our Tubes and Cores/Paper segment where higher OCC pricing had a favorable impact on prices received for recovered paper, paperboard and tubes and cores, but, of course, had a similar impact on prices paid. Sales volume was up throughout the Company compared to 2010’s first half, led by gains in our Packaging Services segment and All Other Sonoco.
Gross profit was higher for the first half of 2011 on volume and productivity gains together with cost controls and lower pension expense. However, gross profit margins for the first half of 2011 decreased to 17.2% compared to last year’s 18.9%. The margin decrease was a result of an unfavorable shift in the mix of business and, due to a slightly negative price/cost relationship, much of the period’s additional reported sales revenue did not generate a corresponding increase in gross profit. Total selling and administrative costs increased modestly, and, as a percent of sales, declined to 9.0% for the first half of 2011 compared with 10.1% in the same period last year.
Net income attributable to Sonoco for the first half of 2011 was $110.8 million compared to $107.5 million reported for the same period of 2010. Current year earnings include $8.5 million in after-tax restructuring and other non-base charges, including a loss from the disposition of a plastics business in Brazil, while 2010 results were impacted by after-tax restructuring charges of $4.1 million. First half 2011 base earnings were $119.3 million ($1.17 per diluted share) versus $111.6 million ($1.09 per diluted share) in 2010.
OPERATING REVENUE
Net sales for the first half of 2011 were $2,245 million, compared to $1,945 million for the first half of 2010, an increase of $300 million.
The components of the sales change were:

($ in millions)

Volume (including the impact of additional days)/Mix	$111
Selling Prices	82
Foreign Currency Translation	50
Acquisitions	75
Other	(18)

Total Sales Increase	$300

Volume/mix accounted for a 6% increase in sales from 2010 levels, with slightly more than half being due to the additional days in the first half of 2011. Each of the Company’s reporting segments experienced volume improvements across most geographic regions. The impact of higher selling prices was realized predominately in the Tubes and Cores/Paper segment, where price increases were principally driven by higher OCC pricing. The impact of a generally weaker dollar to most currencies also contributed to the Company’s overall sales increase as did the third quarter 2010 acquisition of APT.
COSTS AND EXPENSES
Cost of sales in the first half of 2011 was higher year over year primarily due to the impact of the APT acquisition, increases in volume and the higher OCC prices discussed above, although higher resin, energy, freight and labor costs also contributed to the increase. Significantly higher prices paid for recovered paper increased costs in the Company’s converted paper operations, while higher resin and steel costs negatively impacted results in the plastics, closures and composite can operations. Partially offsetting the increases were lower pension and postretirement expenses which showed a $9.4 million improvement in the first half of 2011, most of which is reflected in cost of sales. Although a large part of the total cost increase was recovered by higher selling prices, gross profit margins declined to 17.2% in the first six months of 2011 from 18.9% in the first half of 2010.
Selling, general and administrative costs were higher in the first six months of 2011 due to the impact of the APT acquisition and inflation which were partially offset by lower pension and management incentive costs. Because the 15% increase in sales outpaced the 3% increase in selling, general and administrative costs, these costs declined from 10.1% of sales during the first half of 2010 to 9.0% of sales in the same period of 2011.

SONOCO PRODUCTS COMPANY
Restructuring and restructuring-related asset impairment charges totaled $11.9 million and $6.5 million for the first half of 2011 and 2010, respectively. Additional information regarding restructuring actions and impairments is provided in Note 4 to the Company’s Condensed Consolidated Financial Statements.
Net interest expense for the first half of 2011 remained essentially flat at $16.9 million when compared with the same period in 2010, as somewhat lower borrowing costs were offset by increased levels of debt.
This year’s first half effective tax rate was 31.6%, compared to the 30.7% rate recorded in the same period of 2010. The effective tax rate on base earnings increased to 31.5% in the first half of 2011 from 31.1% in the same period last year. Both increases are primarily due to a larger proportion of earnings taxed at higher U.S. rates.
REPORTABLE SEGMENTS
The following table recaps net sales for the first half of 2011 and 2010 ($ in thousands):

	Six Months Ended
	July 3, 2011	June 27, 2010	% Change
Net sales:
Consumer Packaging	$910,206	$774,117	17.6%
Tubes and Cores/ Paper	899,885	785,514	14.6%
Packaging Services	244,965	225,672	8.5%
All Other Sonoco	190,132	159,946	18.9%

Consolidated	$2,245,188	$1,945,249	15.4%

Consolidated operating profits, also referred to as “Income before income taxes” on the Company’s Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Six Months Ended
	July 3, 2011	June 27, 2010	% Change
Income before interest and income taxes:
Segment operating profit
Consumer Packaging	$80,934	$87,792	(7.8%)
Tubes and Cores/ Paper	65,863	58,423	12.7%
Packaging Services	14,342	8,647	65.9%
All Other Sonoco	22,840	17,645	29.4%
Restructuring/Asset impairment charges	(11,895)	(6,458)	84.2%
Other, net	(251)	—	—

Consolidated	$171,833	$166,049	3.5%

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the first half of 2011 and 2010 ($ in thousands):

	Six Months Ended
	July 3, 2011	June 27, 2010
Restructuring/Asset impairment charges:
Consumer Packaging	$11,019	$1,760
Tubes and Cores/ Paper	408	1,993
Packaging Services	121	1,515
All Other Sonoco	351	918
Corporate	(4)	272

Total	$11,895	$6,458

SONOCO PRODUCTS COMPANY
Consumer Packaging
First half 2011 sales for the segment were $910 million, compared with $774 million in the same period in 2010, a 17.6% increase. This increase was largely driven by last year’s APT acquisition and volume gains, most of which are attributable to the additional six days in 2011. Higher selling prices and the favorable impact of foreign currency translation also contributed to the sales increase.
Segment operating profit was $80.9 million in the first half of 2011, compared with $87.8 million in the same period in 2010, a decrease of 7.8%. Productivity improvements, lower pension costs and volume growth were able to only partially offset an unfavorable price/cost relationship and higher labor and other costs.
Tubes and Cores/Paper
First half 2011 sales for the segment were $900 million, compared with $786 million in the same period in 2010. The 14.6% increase in segment sales was due largely to increased selling prices, an improvement in volume throughout the segment (primarily due to the additional days in the first half of 2011) and the favorable impact of foreign currency translation. The increase from selling prices was primarily a result of higher OCC pricing, which had a favorable impact on prices received for recovered paper, paperboard and tubes and cores.
Operating profit for this segment was $65.9 million, compared with $58.4 million in 2010. Operating profit for the segment improved during the first half of 2011 as a favorable price/cost relationship, lower pension costs and productivity improvements were able to more than offset increased labor and other costs.
Packaging Services
First half 2011 sales for this segment were $245 million, compared with $226 million in the same period in 2010. The 8.5% improvement in sales in this segment was driven by improved volume in contract packaging and point-of-purchase displays and favorable currency translation.
Operating profit improved 66% from $8.6 million to $14.3 million, due primarily to improved volume and cost controls, partially offset by an unfavorable shift in the mix of business stemming from previously announced business losses in point-of-purchase displays and fulfillment.
Operating profits in the first half of 2011 included the benefit of contract packing activity with a customer who has transferred these activities to another service provider effective July 1, 2011. As a result, operating profits in this segment are expected to be notably lower in the second half of 2011. Due to anticipated growth from new business, management does not expect the loss of business to have a material adverse effect on the segment’s operating results over the long term.
All Other Sonoco
First half 2011 sales in All Other Sonoco were $190 million, compared with $160 million reported in the same period in 2010. This 18.9% increase was due to volume gains and increased prices in molded plastics and reels and spools.
Operating profit for the quarter was $22.8 million, compared with $17.6 million in 2010. Operating profit increased as a result of productivity gains, the higher volume discussed above and cost controls. These favorable factors were partially offset by an unfavorable price/cost relationship and increased labor costs.
OTHER ITEMS
The Company completed its last annual goodwill impairment test during the third quarter of 2010 and will complete its next annual test during the third quarter of 2011. See Note 6 to the Company’s Condensed Consolidated Financial Statements for discussion of certain reporting units being monitored by management based on the results of last year’s test. Although there have been no triggering events requiring retesting, operating results for the Company’s Matrix Packaging unit have trended below what was projected during the last annual test. Continued weaker than expected results, should they materialize, may cause the company to change its assumptions regarding the unit’s long-term operating results. Such changes, if significant, could result in a goodwill impairment charge for the reporting unit. At July 3, 2011, goodwill associated with Matrix Packaging was approximately $132 million.

SONOCO PRODUCTS COMPANY
Financial Position, Liquidity and Capital Resources
The Company’s financial position remained strong during the first half of 2011. Cash flows provided by operations totaled $32.1 million in the first half of 2011, compared with $115.4 million in the same period last year. Although year-over-year earnings were higher and net working capital improved slightly, their effect on operating cash flow was more than offset by an increase in pension and postretirement plan contributions of $96.4 million. For the full year, cash provided by operations in 2011, including the impact of expected pension and post-retirement plan contributions totaling $141 million, is expected to total approximately $260 million.
During the first six months of 2011, the Company utilized accumulated cash, cash from operations and additional borrowings to fund capital expenditures of $80.2 million, pay dividends of $57.0 million, repurchase $47.6 million of common stock, and fund acquisitions totaling $10.4 million. Outstanding debt increased by a net $115.3 million to $736.2 million at July 3, 2011. Cash and cash equivalents decreased from $158.2 million at December 31, 2010, to $134.0 million at July 3, 2011. Additional capital spending of $60 million to $70 million is expected during the remainder of 2011.
The Company operates a $350 million commercial paper program, supported by a bank credit facility of the same amount committed through October 2015. Outstanding commercial paper, a component of the Company’s long-term debt, totaled $140.0 million at July 3, 2011, compared with $30.0 million at December 31, 2010. In addition, on July 5, 2011, the Company entered into a separate $50 million bank revolving credit facility. This short-term facility will expire on July 3, 2012.
Under Internal Revenue Service rules, U.S. corporations may borrow funds from foreign subsidiaries for up to 30 days without unfavorable tax consequences. The Company utilizes this rule from time to time to access offshore cash in lieu of issuing commercial paper. At July 3, 2011, a total of $115 million was outstanding under the rule. This short-term lending arrangement was subsequently settled within the 30-day period, resulting in equivalent increases in commercial paper outstanding and cash on hand. Depending on its immediate offshore cash needs, the Company may choose to access such funds again in the future as allowed under the rule.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires the Company to maintain a minimum level of interest coverage, and a minimum level of net worth, as defined. As of July 3, 2011, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
The Company anticipates additional contributions to its defined benefit plans of approximately $31 million during the last half of 2011, which would bring total contributions made during 2011 to approximately $141 million. Future funding requirements beyond 2011 will vary depending largely on actual investment returns and future actuarial assumptions.
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
At July 3, 2011, the Company had commodity contracts outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. The total net fair market value of these instruments was an unfavorable position of $7.8 million at July 3, 2011, and an unfavorable position of $12.4 million at December 31, 2010. Natural gas contracts, aluminum contracts, diesel fuel contracts, and old corrugated containers contracts covering an equivalent of 5.4 million MMBtus, 2.1 thousand metric tons, 201.5 thousand gallons, and 38.7 thousand short tons, respectively, were outstanding at July 3, 2011. Additionally, the Company had various currency contracts outstanding to fix the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments was a net favorable position of $1.7 million at July 3, 2011 compared with a net favorable position of $0.2 million at December 31, 2010. All of these contracts qualify as cash flow hedges.

SONOCO PRODUCTS COMPANY
In addition, at July 3, 2011, the Company had various currency contracts outstanding to fix the exchange rate on certain foreign currency assets and liabilities. Although placed as an economic hedge, the Company does not apply hedge accounting to these contracts. The fair value of these currency contracts was a net favorable position of $1.3 million and $0.1 million at July 3, 2011 and December 31, 2010, respectively.
The U.S. dollar generally weakened against many of the functional currencies of the Company’s foreign operations during the first half of 2011, resulting in a translation gain of $57.6 million being recorded in accumulated other comprehensive income during the six months ended July 3, 2011.
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

SONOCO PRODUCTS COMPANY
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Information with respect to legal proceedings and other exposures appears in Part I — Item 3 — “Legal Proceedings” and Part II — Item 8 — “Financial Statements and Supplementary Data” (Note 14 - “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and in Part I — Item 1 — “Financial Statements” (Note 13 — “Commitments and Contingencies”) of this report.
Fox River
In April 2006, the United States and the State of Wisconsin (plaintiffs) sued U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, and NCR Corporation (NCR), an unrelated company, to recover certain costs incurred for response activities undertaken regarding the release and threatened release of hazardous substances in specific areas of elevated concentrations of polychlorinated biphenyls (PCBs) in sediments in the Lower Fox River and Green Bay in northeastern Wisconsin (hereinafter the Site). Pursuant to a Consent Decree agreed to by NCR and U.S. Mills as a consequence of the litigation, the Site is to be cleaned up on an expedited basis and NCR and U.S. Mills started removing contaminated sediment in May 2007. The remediation involves removal of sediment from the riverbed, dewatering of the sediment and storage at an offsite landfill. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation, which through July 3, 2011, has totaled approximately $29 million. U.S. Mills’ environmental reserve at July 3, 2011, includes $3.2 million for its share of the estimated remaining costs under the funding agreement for the remediation of the Site. The actual costs associated with cleanup of the Site, however, are dependent upon many factors and it is possible that remediation costs could be higher or lower than the current estimate of project costs. Under the terms of the agreement, the parties reserved their rights to make claims against each other, as well as third parties, to reallocate the costs of remediating the Site. Accordingly, the Company’s ultimate share of the liability for remediating the Site could be greater or less than 50% of the total cost.
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

SONOCO PRODUCTS COMPANY
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
As of July 3, 2011, U.S. Mills had reserves totaling $54.6 million for potential liabilities associated with the Fox River contamination (not including amounts accrued for remediation at the Site). Although the Company lacks a reasonable basis for identifying any amount within the range of possible loss as a better estimate than any other amount, as has previously been disclosed, the upper end of the range may exceed the net worth of U.S. Mills. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $86 million at July 3, 2011.
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

			(c) Total Number of	(d) Maximum
			Shares Purchased as	Number of Shares
			Part of Publicly	that May Yet be
	(a) Total Number of	(b) Average Price	Announced Plans or	Purchased under the
Period	Shares Purchased[1]	Paid per Share	Programs[2]	Plans or Programs[2]
4/04/11 – 5/08/11	1,262	$36.82	—	5,000,000
5/09/11 – 6/05/11	450	$35.44	—	5,000,000
6/06/11 – 7/03/11	164	$33.84	—	5,000,000

Total	1,876	$36.23	—	5,000,000

[1]	A total of 1,876 common shares were repurchased in the second quarter of 2011 related to shares withheld to satisfy employee tax withholding obligations in association with the exercise of certain share-based compensation awards. These shares were not repurchased as part of a publicly announced plan or program.

[2]	On April 19, 2006, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. This authorization rescinded all previous existing authorizations and does not have a specific expiration date. From December 2010 through March 2011, a total of 2,000,000 shares were repurchased under this program. On April 20, 2011, the Company’s Board of Directors reinstated 2,000,000 shares to its authorization, returning the total number of shares available for future repurchase to 5,000,000 as of that date. No shares were repurchased under this authorization during the second quarter of 2011; accordingly, a total of 5,000,000 shares remain available for repurchase at July 3, 2011.

SONOCO PRODUCTS COMPANY
Item 6. Exhibits.

15.	Letter re: unaudited interim financial information

31.	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SONOCO PRODUCTS COMPANY
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date: August 5, 2011	By: /s/ Barry L. Saunders

Barry L. Saunders
Vice President and Chief Financial Officer
(principal financial officer)

SONOCO PRODUCTS COMPANY
EXHIBIT INDEX

Exhibit
Number	Description
15	Letter re: unaudited interim financial information

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.