Form 10-Q
period 2011-10-02
SONOCO PRODUCTS CO
filed 2011-11-02
CIK 91767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 0-516

SONOCO PRODUCTS COMPANY

Incorporated under the laws	I.R.S. Employer Identification
of South Carolina	No. 57-0248420

1 N. Second St.

Hartsville, South Carolina 29550

Telephone: 843/383-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at October 21, 2011:

Common stock, no par value: 99,981,636

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SONOCO PRODUCTS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars and shares in thousands)

	October 2, 2011	December 31, 2010*
Assets
Current Assets
Cash and cash equivalents	$146,289	$158,249
Trade accounts receivable, net of allowances	590,585	508,144
Other receivables	32,431	31,917
Inventories:
Finished and in process	158,256	147,062
Materials and supplies	234,601	222,365
Prepaid expenses	60,339	66,782
Deferred income taxes	22,873	22,997

	1,245,374	1,157,516
Property, Plant and Equipment, Net	923,937	944,136
Goodwill	833,594	839,748
Other Intangible Assets, Net	119,008	130,400
Long-term Deferred Income Taxes	55,299	42,100
Other Assets	172,963	167,114

Total Assets	$3,350,175	$3,281,014

Liabilities and Equity
Current Liabilities
Payable to suppliers	$442,725	$436,785
Accrued expenses and other	323,073	319,936
Notes payable and current portion of long-term debt	17,966	16,949
Accrued taxes	6,277	6,979

	790,041	780,649
Long-term Debt, Net of Current Portion	717,226	603,941
Pension and Other Postretirement Benefits	232,635	323,040
Deferred Income Taxes	23,805	24,583
Other Liabilities	38,990	41,108
Commitments and Contingencies
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares
99,955 and 100,510 shares issued and outstandingat October 2, 2011 and December 31, 2010, respectively	7,175	7,175
Capital in excess of stated value	419,859	441,328
Accumulated other comprehensive loss	(330,236)	(292,867)
Retained earnings	1,437,226	1,336,155

Total Sonoco Shareholders’ Equity	1,534,024	1,491,791
Noncontrolling Interests	13,454	15,902

Total Equity	1,547,478	1,507,693

Total Liabilities and Equity	$3,350,175	$3,281,014

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Dollars and shares in thousands except per share data)

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2011	2010	2011	2010
Net sales	$1,124,171	$1,051,725	$3,369,359	$2,996,974
Cost of sales	937,431	852,141	2,797,320	2,429,108

Gross profit	186,740	199,584	572,039	567,866
Selling, general and administrative expenses	89,924	102,533	291,495	298,308
Restructuring/Asset impairment charges	12,048	12,166	23,943	18,624

Income before interest and income taxes	84,768	84,885	256,601	250,934
Interest expense	9,287	9,176	27,996	27,045
Interest income	953	732	2,751	1,606

Income before income taxes	76,434	76,441	231,356	225,495
Provision for income taxes	2,344	21,091	51,303	66,853

Income before equity in earnings of affiliates	74,090	55,350	180,053	158,642
Equity in earnings of affiliates, net of tax	3,083	3,871	8,463	8,088

Net income	$77,173	$59,221	$188,516	$166,730

Net (income)/loss attributable to noncontrolling interests	$30	$(202)	$(514)	$(186)

Net income attributable to Sonoco	$77,203	$59,019	$188,002	$166,544

Weighted average common shares outstanding:
Basic	101,004	101,693	101,027	101,460

Diluted	101,959	102,684	102,200	102,341

Per common share:
Net income attributable to Sonoco:
Basic	$0.76	$0.58	$1.86	$1.64

Diluted	$0.76	$0.57	$1.84	$1.63

Cash dividends	$0.29	$0.28	$0.86	$0.83

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in thousands)

	Nine Months Ended
	October 2,	September 26,
	2011	2010
Cash Flows from Operating Activities:
Net income	$188,516	$166,730
Adjustments to reconcile net income to net cashprovided by operating activities:
Asset impairment	9,005	9,309
Depreciation, depletion and amortization	131,611	124,408
Share-based compensation expense	10,039	12,357
Equity in earnings of affiliates	(8,463)	(8,088)
Cash dividends from affiliated companies	2,990	10,415
Loss on disposition of assets	258	836
Pension and postretirement plan expense	26,879	38,152
Pension and postretirement plan contributions	(123,691)	(18,344)
Tax effect of share-based compensation exercises	4,614	2,353
Excess tax benefit of share-based compensation	(3,248)	(2,123)
Net (decrease) increase in deferred taxes	(8,540)	281
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Trade accounts receivable	(96,426)	(105,659)
Inventories	(31,311)	(42,138)
Payable to suppliers	24,595	54,104
Prepaid expenses	(5,689)	(3,220)
Accrued expenses	3,422	37,047 *
Income taxes payable and other income tax items	9,013	(23,481)
Fox River environmental reserves	(1,379)	(1,489)
Other assets and liabilities	(287)	9,136 *

Net cash provided by operating activities	131,908	260,586

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(124,486)	(101,159)
Cost of acquisitions, net of cash acquired	(10,918)	(134,260)
Proceeds from the sale of assets	9,796	8,115
Investment in affiliates and other	—	(8,400)

Net cash used in investing activities	(125,608)	(235,704)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	11,560	8,094
Principal repayment of debt	(9,620)	(13,329)
Net increase in commercial paper	113,000	43,000
Net decrease in outstanding checks	(7,188)	(13,241)
Proceeds from early settlement of interest rate swap	—	5,939
Excess tax benefit of share-based compensation	3,248	2,123
Cash dividends	(85,955)	(83,432)
Purchase of noncontrolling interest	(5,718)	—
Shares acquired	(48,444)	(381)
Shares issued	16,146	12,079

Net cash used in financing activities	(12,971)	(39,148)

Effects of Exchange Rate Changes on Cash	(5,289)	(2,279)

Net Decrease in Cash and Cash Equivalents	(11,960)	(16,545)
Cash and cash equivalents at beginning of period	158,249	185,245

Cash and cash equivalents at end of period	$146,289	$168,700

*	Prior year’s data have been reclassified to conform to the current year’s presentation

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

Note 1: Basis of Interim Presentation

In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three and nine months ended October 2, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

With respect to the unaudited condensed consolidated financial information of the Company for the three- and nine-month periods ended October 2, 2011 and September 26, 2010 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 2, 2011 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Note 2: Shareholders’ Equity

Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
Numerator:
Net income attributable to Sonoco	$77,203	$59,019	$188,002	$166,544

Denominator:
Basic	101,004,000	101,693,000	101,027,000	101,460,000
Dilutive effect of stock-basedcompensation	955,000	991,000	1,173,000	881,000

Diluted	101,959,000	102,684,000	102,200,000	102,341,000

Reported net income attributable to Sonoco per common share:
Basic	$0.76	$0.58	$1.86	$1.64

Diluted	$0.76	$0.57	$1.84	$1.63

Stock options and stock appreciation rights to purchase 1,753,351 and 1,886,544 shares at October 2, 2011 and September 26, 2010, respectively, were not dilutive and, therefore, are excluded from the computations of diluted income attributable to Sonoco per common share amounts. No adjustments were made to reported net income attributable to Sonoco in the computations of earnings per share.

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

Stock Repurchases

The Company’s Board of Directors has authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. On December 3, 2010, the Company announced it would immediately begin repurchasing 2,000,000 shares. As of December 31, 2010, a total of 695,036 shares had been repurchased under this program at a cost of $23,219. During the first quarter of 2011, an additional 1,304,964 shares were repurchased at a cost of $46,298, completing the announced buyback. On April 20, 2011, the Company’s Board of Directors reinstated 2,000,000 shares to its authorization. No additional shares have been repurchased since the reinstatement; accordingly, the total number of shares available for future repurchase at October 2, 2011 remains at 5,000,000.

The Company occasionally repurchases shares of its common stock to satisfy employee tax withholding obligations in association with the exercise of certain share-based compensation. These repurchases, which are not part of a publicly announced plan or program, totaled 62,569 and 11,887 shares in the first nine months of 2011 and 2010, respectively, at a cost of $2,146 and $381, respectively.

Dividend Declarations

On July 20, 2011, the Board of Directors declared a regular quarterly dividend of $0.29 per share. This dividend was paid September 9, 2011 to all shareholders of record as of August 19, 2011.

On October 17, 2011, the Board of Directors declared a regular quarterly dividend of $0.29 per share. This dividend is payable December 9, 2011 to all shareholders of record as of November 18, 2011.

Noncontrolling Interests

In April 2011, the Company acquired the remaining 49% interest in its 51%-owned subsidiary, Sonoco For Plas do Brazil Ltda., for $5,718 in cash. As a result of the transaction, the Company wrote off the $2,727 carrying amount of noncontrolling interest and recorded a reduction in Capital in excess of stated value of $2,991.

Note 3: Acquisitions and Subsequent Events

On May 27, 2011, the Company completed the acquisition of several small tube and core businesses in New Zealand at a total cost of $6,220 in cash. The acquisition of these businesses, which are accounted for in the Tubes and Cores/Paper segment, is expected to generate annual sales of approximately $13,000. In conjunction with these acquisitions, the Company preliminarily recorded net tangible assets of $1,667 and goodwill of $4,553, the majority of which is expected to be tax deductible. The Company is in the process of finalizing its appraisals of the tangible and intangible assets relating to these acquisitions, and the allocation of the purchase price to the assets acquired and liabilities assumed will be completed once the appraisal process has been finalized.

On July 1, 2011, the Company completed the acquisition of a rigid paperboard containers business in the United Kingdom, at a cost of $4,698 in cash. The acquisition is expected to generate annual sales of approximately $10,000, which will be accounted for in the Company’s Consumer Packaging segment. In conjunction with this acquisition, the Company recorded net tangible assets of $3,886, identifiable intangibles of $482, and goodwill of $330, the majority of which is expected to be tax deductible.

The Company has accounted for these acquisitions as purchases and, accordingly, has included their results of operations in consolidated net income from the respective dates of acquisition. Pro forma results have not been provided, as the acquisitions were not material to the Company’s financial statements individually, or in the aggregate.

On October 9, 2011, subsequent to the end of the third quarter, the Company signed a definitive agreement to acquire privately held Tegrant Corporation (“Tegrant”), a leading provider of highly engineered protective, temperature-assured and retail security packaging solutions, in exchange for $550,000 in cash, subject to adjustment for changes in net working capital to the date of close. Tegrant, headquartered in DeKalb, Illinois, operates more than 30 manufacturing, design and testing facilities in the United States, Mexico, and Ireland and employs more than 2,000 persons. Tegrant operates three strategic business units. Protexic™ Brands, the largest business unit, is a manufacturer of molded expanded foam serving a number of industries including high technology, consumer electronics, automotive, appliances, and medical devices.

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

Tegrant’s Thermosafe® Brands unit is a leading provider of temperature-assured solutions, primarily used in packaging temperature-sensitive pharmaceuticals and food. Tegrant’s Alloyed Brands® business unit is a leading manufacturer and designer of high-visibility packaging, printed products, sealing equipment, and tooling for retail and medical markets. The acquisition is expected to generate annualized sales of approximately $440,000. The transaction, which has received regulatory approval, is expected to close in early November. The acquisition is expected to be financed primarily by debt, together with existing cash. The fair values of the identifiable assets to be acquired and liabilities to be assumed will be determined subsequent to completion of the transaction.

Acquisition-related costs are included in “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income. The total of acquisition-related costs for the three and nine-month periods ended October 2, 2011 was $1,743 and $2,953, respectively, and $1,547 for both the three and nine-month periods ended September 26, 2010.

Subsequent to the end of the third quarter of 2011, the Company issued through public offering a total of $500,000 of new debentures pursuant to an effective shelf registration statement. The issuance comprised $250,000 of 4.375% debentures due 2021, and $250,000 of 5.75% debentures due 2040. The new 2040 debentures constitute a further issuance of the 5.75% notes due 2040, which were issued on November 1, 2010. The Company intends to use substantially all of the net proceeds to fund the acquisition of Tegrant Corporation.

Note 4: Restructuring and Asset Impairment

The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2011, 2010, and 2009, are reported as “2011 Actions,” “2010 Actions,” and “2009 Actions,” respectively. Actions initiated prior to 2009, all of which were substantially complete at October 2, 2011, are reported as “Earlier Actions.”

Following are the total restructuring and asset impairment charges, net of adjustments, recognized by the Company during the periods presented:

	2011		2010
	Third Quarter	Nine Months	Third Quarter	Nine Months
Restructuring/Asset impairment:
2011 Actions	$11,660	$22,297	$—	$—
2010 Actions	—	(1,004)	362	4,220
2009 Actions	147	1,620	(1,449)	1,653
Earlier Actions	241	1,030	681	179

Restructuring related charges	$12,048	$23,943	$(406)	$6,052
Other asset impairments	—	—	12,572	12,572

Restructuring/Asset impairment charges	$12,048	$23,943	$12,166	$18,624
Income tax benefit	(4,831)	(8,470)	(5,150)	(7,816)
Equity method investments, net of tax	—	17	(160)	58
Costs attributable to Noncontrolling Interests, net of tax	78	148	55	116

Total impact of Restructuring/Asset impairment charges, net of tax	$7,295	$15,638	$6,911	$10,982

Restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Condensed Consolidated Statements of Income.

The Company expects to recognize future additional charges totaling approximately $15,750 in connection with previously announced restructuring actions and believes that the majority of these charges will be incurred and paid in cash by the end of 2012. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions may be undertaken.

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

2011 Actions

During 2011, the Company announced the closures of a flexible packaging facility in Canada (part of the Consumer Packaging segment), a thermoformed plastic packaging facility in Canada (part of the Consumer Packaging segment), a tube and core facility in Europe (part of the Tubes and Cores/Paper segment), and a fulfillment service center in the United States (part of the Packaging Services segment). The Company also sold two small businesses, a plastics operation in Brazil and a tubes and core operation in the United States and realigned its fixed cost structure resulting in the elimination of approximately 75 positions.

Below is a summary of 2011 Actions and related expenses by type incurred and estimated to be incurred through completion.

2011 Actions	Third Quarter	Total Incurred to Date	Estimated Total Cost
Severance and Termination Benefits
Tubes and Cores/Paper segment	$5,770	$6,192	$9,492
Consumer Packaging segment	2,089	4,818	8,318
Packaging Services segment	—	212	212
All Other Sonoco	86	86	136
Asset Impairment / Disposal of Assets
Tubes and Cores/Paper segment	195	(91)	(91)
Consumer Packaging segment	—	6,868	8,568
Packaging Services segment	3,300	3,300	3,300
Other Costs
Tubes and Cores/Paper segment	90	90	2,940
Consumer Packaging segment	72	668	3,418
Packaging Services segment	58	154	404
All Other Sonoco	—	—	50

Total Charges and Adjustments	$11,660	$22,297	$36,747

The following table sets forth the activity in the 2011 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2011 Actions Accrual Activity 2011 Year to Date	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability at December 31, 2010	$—	$—	$—	$—
2011 charges	11,308	10,077	912	22,297
Cash receipts/(payments)	(3,241)	4,999	(910)	848
Asset write downs/disposals	—	(15,076)	—	(15,076)
Foreign currency translation	(284)	—	—	(284)

Liability at October 2, 2011	$7,783	$—	$2	$7,785

Included in 2011 charges above is a loss of $6,689 from the sale of a plastics business in Brazil for which the Company received net proceeds of $3,849. Annual sales of this business were approximately $27,000. Partially offsetting the loss was a gain of $1,053 from the sale of a small tubes and cores business in the United States for which the Company received net proceeds of $1,150. Goodwill associated with this business totaled $97 and was written off as part of the sale. Additional impairment charges totaling $4,441 were recorded in 2011 related primarily to the difference between fair market value and net book value of a fulfillment service center building held for sale. Other impairment charges stemmed from the announced closure of a flexible packaging facility in Canada and the subsequent decision not to use certain machinery and equipment acquired in the 2010 acquisition of a tube and core business in Greece. “Other costs” consist primarily of lease termination costs and costs related to plant closures including the cost of equipment removal, utilities, plant security, property taxes and insurance.

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

The Company expects to pay the majority of the remaining 2011 Actions restructuring costs by the end of 2012 using cash generated from operations.

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

Below is a summary of 2010 Actions and related expenses by type incurred and estimated to be incurred through completion.

	2011		2010		Total Incurred to Date	Estimated Total Cost
2010 Actions	Third Quarter	Nine Months	Third Quarter	Nine Months
Severance and Termination Benefits
Tubes and Cores/Paper segment	$4	$(39)	$184	$1,409	$2,363	$2,363
Consumer Packaging segment	—	—	—	705	705	705
Packaging Services segment	—	(1)	65	1,538	1,554	1,554
All Other Sonoco	—	182	—	63	300	300
Corporate	—	—	35	35	36	36
Asset Impairment / Disposal of Assets
Tubes and Cores/Paper segment	—	(1,222)	—	38	(333)	(333)
Packaging Services segment	—	(429)	(126)	(234)	(565)	(565)
All Other Sonoco	—	—	—	369	369	369
Other Costs
Tubes and Cores/Paper segment	(4)	201	—	—	260	360
Consumer Packaging segment	—	—	—	—	19	19
Packaging Services segment	—	139	121	145	472	472
All Other Sonoco	—	165	83	152	466	516

Total Charges and Adjustments	$—	$(1,004)	$362	$4,220	$5,646	$5,796

The following table sets forth the activity in the 2010 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2010 Actions Accrual Activity 2011 Year to Date	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability at December 31, 2010	$1,282	$—	$59	$1,341
2011charges	185	—	505	690
Adjustments	(43)	(1,651)	—	(1,694)
Cash receipts/(payments)	(938)	2,737	(564)	1,235
Asset write downs/disposals	—	(1,086)	—	(1,086)
Foreign currency translation	(3)	—	—	(3)

Liability at October 2, 2011	$483	$—	$—	$483

“Adjustments” consist primarily of gains on the sale of assets (land and buildings at a former tube and core facility in Canada and machinery and equipment at a point-of-purchase display facility in the United States), which accounts for the net benefit recognized related to 2010 Actions in 2011. “Other costs” consist primarily of lease termination costs and costs related to plant closures including the cost of equipment removal, utilities, plant security, property taxes and insurance.

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

Below is a summary of 2009 Actions and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative.

	2011		2010		Total Incurred to Date	Estimated Total Cost
2009 Actions	Third Quarter	Nine Months	Third Quarter	Nine Months
Severance and Termination Benefits
Tubes and Cores/Paper segment	$(16)	$40	$(63)	$(48)	$15,248	$15,248
Consumer Packaging segment	11	211	—	310	2,566	2,566
Packaging Services segment	(2)	(2)	88	35	1,480	1,480
All Other Sonoco	—	8	—	198	1,441	1,441
Corporate	7	3	—	269	930	930
Asset Impairment/Disposal of Assets
Tubes and Cores/Paper segment	—	—	(2,112)	(1,937)	4,119	4,119
Consumer Packaging segment	—	(10)	20	20	566	566
Packaging Services segment	—	—	—	—	7	7
All Other Sonoco	—	—	—	2	305	305
Other Costs
Tubes and Cores/Paper segment	129	894	581	1,840	5,679	6,029
Consumer Packaging segment	18	371	37	636	1,196	1,246
Packaging Services segment	—	105	—	180	430	430
All Other Sonoco	—	—	—	148	483	483

Total	$147	$1,620	$(1,449)	$1,653	$34,450	$34,850

The following table sets forth the activity in the 2009 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2009 Actions Accrual Activity 2011 Year to Date	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability at December 31, 2010	$4,696	$—	$—	$4,696
2011 charges	82	—	1,658	1,740
Adjustments	178	(10)	(288)	(120)
Cash receipts/(payments)	(1,535)	720	(1,370)	(2,185)
Asset write downs/disposals	—	(710)	—	(710)
Foreign currency translation	1	—	—	1

Liability at October 2, 2011	$3,422	$—	$—	$3,422

“Other costs” consist primarily of costs related to plant closures including the cost of equipment removal, utilities, plant security, property taxes and insurance.

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

The Company expects to pay the majority of the remaining 2009 Actions restructuring costs by the end of 2012 using cash generated from operations.

Earlier Actions

Earlier Actions are comprised of a number of plant closures and workforce reductions initiated prior to 2009. Charges/income associated with these actions totaled $241 and $1,030 during the three- and nine-month periods ended October 2, 2011, compared with $681 and $179 during the three- and nine -month periods ended September 26, 2010. The accrual for Earlier Actions totaled $530 and $981 at October 2, 2011 and December 31, 2010, respectively, and relates primarily to building lease terminations. The accrual is included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheet. Cash payments during the nine months ended October 2, 2011 were $1,242; while cash received from the sale of a building (a former tube and core facility in Spain) totaled $2,415. The Company expects to recognize future pre-tax charges of approximately $750 associated with Earlier Actions, primarily related to costs of exiting paper mills in Canada, China, and the United States. The Company expects both the liability and the future costs to be fully paid at the end of 2012, using cash generated from operations.

Note 5: Comprehensive Income

The following table reconciles net income to comprehensive income attributable to Sonoco:

	Three Months Ended		Nine Months Ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
Net income	$77,173	$59,221	$188,516	$166,730

Other comprehensive income/(loss):
Foreign currency translation adjustments	(93,885)	38,776	(36,252)	(4,115)
Changes in defined benefit plans, net of tax	(7,998)	9,429	(2,612)	17,880
Changes in derivative financial instruments, net of tax	(2,222)	(3,243)	1,495	(4,053)

Comprehensive (loss)/income	$(26,932)	$104,183	$151,147	$176,442
Comprehensive (income)/loss attributable to noncontrolling interests	30	(202)	(514)	(186)

Comprehensive (loss)/income attributable to Sonoco	$(26,902)	$103,981	$150,633	$176,256

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable, for the nine months ended October 2, 2011:

	Foreign Currency Translation Adjustments	Defined Benefit Plans	Derivative Financial Instruments	Accumulated Other Comprehensive Loss
Balance at December 31, 2010	$17,685	$(303,037)	$(7,515)	$(292,867)
Year-to-date change	$(36,252)	$(2,612)	$1,495	$(37,369)

Balance at October 2, 2011	$(18,567)	$(305,649)	$(6,020)	$(330,236)

At October 2, 2011, the Company had commodity and foreign currency contracts outstanding to fix the revenues/costs of certain anticipated sales and raw materials and energy purchases. These contracts, which have maturities ranging from October 2011 to December 2013, qualify as cash flow hedges under U.S. GAAP. The amounts included in accumulated other comprehensive loss related to these cash flow hedges were an unfavorable position of $9,519 ($6,020 after tax) at October 2, 2011, and an unfavorable position of $11,921 ($7,515 after tax) at December 31, 2010.

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

The cumulative tax benefit on Derivative Financial Instruments was $3,499 at October 2, 2011, and $4,406 at December 31, 2010. During the three- and nine-month periods ended October 2, 2011, the tax benefit on Derivative Financial Instruments increased by $1,353 and decreased by $(907) respectively.

The cumulative tax benefit on Defined Benefit Plans was $181,979 at October 2, 2011, and $179,628 at December 31, 2010. During the three- and nine-month periods ended October 2, 2011, the tax benefit on Defined Benefit Plans increased by $5,556 and $2,351, respectively.

Current period foreign currency translation adjustments of $(236) and $786 are included in noncontrolling interests at October 2, 2011 and September 26, 2010 respectively.

Note 6: Goodwill and Other Intangible Assets

Goodwill

A summary of the changes in goodwill for the nine months ended October 2, 2011 is as follows:

	Tubes and Cores Paper Segment	Consumer Packaging Segment	Packaging Services Segment	All Other Sonoco	Total
Goodwill at December 31, 2010	$231,637	$389,384	$150,082	$68,645	$839,748
Goodwill on acquisitions	4,553	330	—	—	4,883
Other	(97)	(2,846)	—	—	(2,943)
Foreign currency translation	(1,571)	(6,539)	—	16	(8,094)

Goodwill at October 2, 2011	$234,522	$380,329	$150,082	$68,661	$833,594

The Company recorded $4,883 of goodwill in connection with 2011 acquisitions. “Other” consists primarily of amounts previously recorded as “Goodwill” that have been reclassified to “Long-Term Deferred Income Taxes.” This reclassification related to the July 2010 acquisition of Associated Packaging Technologies, Inc. and resulted from a final review of the facts and conditions that existed at the time of the acquisition. In addition, “Other” also reflects the disposal of $97 of goodwill associated with the sale of a small tubes and core business in the United States.

The Company completed its most recent annual goodwill impairment testing during the third quarter of 2011. As described in Note 11, the Company elected early adoption of ASU 2011-08 for its annual goodwill impairment testing. Under prior guidance, a two-step process was followed to test for goodwill impairment, the first step being to determine and compare the estimated current fair value of each reporting unit to its carrying value. If the estimated fair value was less than the carrying value, then step two was performed to determine the amount, if any, of the goodwill impairment. The revised guidance in ASU 2011-08 allows a company to first make a qualitative determination regarding the likelihood of impairment before performing these two steps. If impairment is not determined to be more likely than not, then the two-step test does not need to be conducted.

For 2011 testing purposes, the Company performed an assessment of each reporting unit by considering certain qualitative and quantitative factors. Qualitative factors included the macroeconomic environment, Company stock price and market capitalization movement, business strategy changes, and significant customer wins and losses. Quantitative factors included the amount the fair value exceeded its carrying value in the 2010 analysis, current year operating performance as compared to 2010 projections, implied fair values from comparable trading and transaction multiples, and in certain cases, results of an updated discounted cash flow model. As a result of its qualitative and quantitative assessments, the Company concluded that there was no impairment of goodwill for any of its reporting units.

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

When the Company estimates the fair value of a reporting unit, it does so using a discounted cash flow model based on projections of future years’ operating results and associated cash flows, together with comparable trading and transaction multiples. The Company’s model discounts future cash flows, forecasted over a ten-year period, with an estimated residual growth rate. The Company’s projections incorporate management’s best estimates of the expected future results, which include expectations related to new business, and, where applicable, improved operating margins. Future cash flows are discounted to present value using a discount rate commensurate with the risks inherent in the cash flows.

Because the Company’s assessments, whether qualitative or quantitative, incorporate management’s expectations for the future, including forecasted growth rates and/or margin improvements, if there are changes in the relevant facts and circumstances and/or expectations, management’s assessment regarding goodwill impairment may change as well.

Although no reporting units failed the qualitative or quantitative assessments noted above, in management’s opinion, the reporting units with significant goodwill having the greatest risk of future impairment if actual results in the future are not as expected are Matrix Packaging and Flexible Packaging. Total goodwill associated with these reporting units was approximately $128,000 and $91,000, respectively, at October 2, 2011.

The reporting unit with the most significant growth expectations relative to its size is Rigid Paper Containers – Europe. Total goodwill associated with this reporting unit was approximately $9,000 at October 2, 2011.

Other Intangible Assets

A summary of other intangible assets as of October 2, 2011 and December 31, 2010 is as follows:

	October 2,	December 31,
	2011	2010

Other Intangible Assets, gross
Patents	$2,221	$2,264
Customer lists	179,776	180,673
Land use rights	360	354
Supply agreements	—	1,000
Other	16,375	16,409

Other Intangible Assets, gross	$198,732	$200,700

Accumulated Amortization	$(79,724)	$(70,300)

Other Intangible Assets, net	$119,008	$130,400

The Company recorded $482 of identifiable intangibles in connection with 2011 acquisitions, all of which related to customer lists.

Other intangible assets are amortized on a straight-line basis over their respective useful lives, which generally range from three to twenty years. The Company has no intangibles with indefinite lives. Aggregate amortization expense was $3,568 and $3,761 for the three months ended October 2, 2011 and September 26, 2010, respectively, and $10,919 and $9,747 for the nine months ended October 2, 2011 and September 26, 2010, respectively. Amortization expense on other intangible assets is expected to approximate $14,500 in 2011, $14,000 in 2012, $13,700 in 2013, $12,900 in 2014 and $11,700 in 2015.

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

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Market Prices in Active Market for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

As of October 2, 2011
Assets:
Derivatives	$974	$—	$974	$—
Deferred Compensation Plan Assets	$2,092	$2,092	$—	$—
Liabilities:
Derivatives	$10,976	$—	$10,976	$—

As of December 31, 2010
Assets:
Derivatives	$1,172	$—	$1,172	$—
Deferred Compensation Plan Assets	$2,236	$2,236	$—	$—
Liabilities:
Derivatives	$13,304	$—	$13,304	$—

Fair value measurements for the Company’s derivatives, which at October 2, 2011 and December 31, 2010, consisted primarily of natural gas, aluminum, old corrugated containers and foreign currency contracts entered into for hedging purposes, are classified under Level 2 and are valued using the income approach. These measurements are determined using published market prices or estimated based on observable inputs including spot and future commodity prices and spot and future exchange rates.

Certain deferred compensation plan liabilities are funded and the assets invested in various exchange traded mutual funds. These assets are measured using quoted prices in accessible active markets for identical assets.

Excluding certain retirement and postretirement plan assets, none of the Company’s financial assets or liabilities are measured at fair value using significant unobservable inputs. There were no significant transfers in or out of Level 1 or Level 2 fair value measurements during the three- and nine -month periods ended October 2, 2011.

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

Note 8: Financial Instruments and Derivatives

The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	October 2, 2011		December 31, 2010

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt, net of current portion	$717,226	$765,817	$603,941	$624,786

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

The Company uses derivatives to mitigate the effect of fluctuations in some of its raw material and energy costs, foreign currency fluctuations and interest rate movements. The Company purchases commodities such as recovered paper, metal and energy, generally at market or at fixed prices that are established with the vendor as part of the purchase process for quantities expected to be consumed in the ordinary course of business. The Company may enter into forward contracts or other similar derivative contracts in order to reduce the effect of commodity price fluctuations, and to manage its exposure to foreign currency cash flows, assets, and liabilities. The Company is exposed to interest-rate fluctuations as a result of using debt as a source of financing for its operations. To manage its exposure to interest rate movements, the Company may from time to time use traditional, unleveraged interest rate swaps to adjust its mix of fixed and variable rate debt.

Cash Flow Hedges

At October 2, 2011 and December 31, 2010, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. To the extent considered effective, the changes in fair value of these contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which the hedged item impacts earnings.

Commodity Cash Flow Hedges

The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas, aluminum and old corrugated containers. At October 2, 2011, natural gas swaps covering approximately 5.2 million MMBtus were outstanding. These contracts represent approximately 71%, 75%, and 12% of anticipated U.S. and Canadian usage for 2011, 2012 and 2013, respectively. Additionally, the Company had swap contracts covering 1.1 thousand metric tons of aluminum representing approximately 25% of remaining anticipated usage for 2011, and 31.4 thousand short tons of old corrugated containers representing approximately 6% of remaining anticipated usage for 2011. The fair values of the Company’s commodity cash flow hedges were in loss positions of $8,177 and $12,421 at October 2, 2011 and December 31, 2010, respectively. The amount of the loss included in accumulated other comprehensive loss at October 2, 2011, that is expected to be reclassified to the income statement during the next twelve months is $7,472.

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

Foreign Currency Cash Flow Hedges

The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases forecast to occur in 2011. At October 2, 2011, the net position of these contracts was to purchase 16.2 million Canadian dollars, 177.2 million Mexican pesos, 432 thousand euros, 2.5 billion Colombian pesos, and 341 thousand British pounds, and to sell 1.2 million Australian dollars, 737 thousand New Zealand dollars, 3.4 million Malaysian ringgits, 644.4 million Indonesian rupiah, 14.2 million Turkish lira, and 33.8 million Thai baht. The fair value of these foreign currency cash flow hedges was a loss position of $1,434 at October 2, 2011, and a gain position of $229 at December 31, 2010. During 2011, certain foreign currency cash flow hedges related to construction in progress were settled as the capital expenditures were made. Gains of $17 and $557 were reclassified from accumulated other comprehensive loss and netted against the carrying value of the assets during the three- and nine-month periods ended October 2, 2011, respectively. The amount of the loss included in accumulated other comprehensive loss at October 2, 2011 expected to be reclassified to the income statement during the next twelve months is $1,367.

Other Derivatives

The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and existing foreign currency denominated receivables and payables. The Company does not apply hedge accounting treatment for these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur. At October 2, 2011, the net positions of these contracts were to purchase 15.7 million Canadian dollars and to sell 2 million British pounds, 19.1 million euros and 9.1 billion Colombian pesos. The total fair value of these hedges was a loss position of $392 at October 2, 2011, and $60 at December 31, 2010.

The following table sets forth the location and fair values of the Company’s derivative instruments at October 2, 2011:

Description	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$175
Commodity Contracts	Accrued expenses and other	$(7,087)
Commodity Contracts	Other Assets	$102
Commodity Contracts	Other Liabilities	$(1,367)
Foreign Exchange Contracts	Prepaid expenses	$38
Foreign Exchange Contracts	Accrued expenses and other	$(1,472)
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Prepaid expenses	$652
Foreign Exchange Contracts	Accrued expenses and other	$(1,051)
Foreign Exchange Contracts	Other Assets	$7

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

The following table sets forth the effect of the Company’s derivative instruments on financial performance for the three months ended October 2, 2011 and September 26, 2010:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Three months ended October 2, 2011

Derivatives in Cash Flow Hedging Relationships:

Foreign Exchange Contracts	$(3,964)	Net sales	$(354)	Net sales	$—
		Cost of sales	$(468)

Commodity Contracts	$(2,325)	Cost of sales	$(1,910)	Cost of sales	$40

Three months ended September 26, 2010

Derivatives in Cash Flow Hedging Relationships:

Foreign Exchange Contracts	$(43)	Net sales	$1,229	Net sales	$320

		Cost of sales	$(641)
Commodity Contracts	$(7,106)	Cost of sales	$(2,103)	Cost of sales	$776

Interest Rate Swap	$519	Interest expense	$—	Interest expense	$—

Fair value hedge derivatives:

Interest Rate Swap	$—			Interest expense	$(121)

Derivatives not designated as hedging instruments:	Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Three months ended October 2, 2011

Foreign Exchange Contracts	Cost of sales	$(1,551)
	Selling, general and administrative	$(187)
Three months ended September 26, 2010

Foreign Exchange Contracts	Cost of sales	$(12)
	Selling, general and administrative	$21

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

The following table sets forth the effect of the Company’s derivative instruments on financial performance for the nine months ended October 2, 2011 and September 26, 2010:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Nine months ended October 2, 2011

Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$(672)	Net sales	$2,439	Net sales	$12
		Cost of sales	$(1,985)

Commodity Contracts	$(3,852)	Cost of sales	$(7,937)	Cost of sales	$152

Nine months ended September 26, 2010

Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$1,293	Net sales	$2,831	Net sales	$36

		Cost of sales	$(1,327)
Commodity Contracts	$(13,828)	Cost of sales	$(7,109)	Cost of sales	$(323)

Interest Rate Swap	$519	Interest expense	$—	Interest expense	$—

Fair value hedge derivatives:

Interest Rate Swap	$—			Interest expense	$78

Derivatives not designated as hedging instruments:	Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Nine months ended October 2, 2011

Foreign Exchange Contracts	Cost of sales	$(283)

	Selling, general and administrative	$(169)

Nine months ended September 26, 2010

Foreign Exchange Contracts	Cost of sales	$(20)
	Selling, general and administrative	$(51)

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

The components of net periodic benefit cost include the following:

	Three Months Ended		Nine Months Ended

	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
Retirement Plans
Service cost	$5,236	$3,763	$15,353	$14,467
Interest cost	18,125	17,569	53,480	52,716
Expected return on plan assets	(20,977)	(19,202)	(63,359)	(57,659)
Amortization of net transition obligation	116	110	353	326
Amortization of prior service cost	144	43	215	102
Amortization of net actuarial loss	6,414	9,306	18,183	26,317

Net periodic benefit cost	$9,058	$11,589	$24,225	$36,269

Retiree Health and Life Insurance Plans
Service cost	$164	$255	$766	$840
Interest cost	342	382	1,193	1,568
Expected return on plan assets	(383)	(338)	(1,090)	(1,021)
Amortization of prior service credit	(1,998)	(2,451)	(5,940)	(7,503)
Amortization of net actuarial loss	2	(68)	699	1,097

Net periodic benefit income	$(1,873)	$(2,220)	$(4,372)	$(5,019)

During the nine months ended October 2, 2011, the Company made contributions of $115,123 to its defined benefit retirement and retiree health and life insurance plans, including contributions to its U.S. qualified defined benefit pension plan totaling $87,501. The Company anticipates that it will make additional contributions of approximately $18,000 to its defined benefit retirement and retiree health and life insurance plans over the remainder of 2011. No assurances can be made, however, about funding requirements beyond 2011, as they will depend largely on actual investment returns and future actuarial assumptions.

Sonoco Investment and Retirement Plan (SIRP)

The Company recognized SIRP expense totaling $2,489 and $7,026, respectively, for the three and nine-month periods ended October 2, 2011, and $2,148 and $6,902, respectively, for the three and nine-month periods ended September 26, 2010. Contributions to the SIRP, funded annually in the first quarter, totaled $8,568 during the nine months ended October 2, 2011. No additional SIRP contributions are expected during the remainder of 2011.

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

Note 10: Income Taxes

The Company’s effective tax rate for the three and nine-month periods ending October 2, 2011 was 3.1% and 22.2%, respectively, and its effective tax rate for the three and nine-month periods ending September 26, 2010 was 27.6% and 29.6%, respectively. The quarterly and year-to-date rates for both years varied from the U.S. statutory rate primarily due to the favorable effect of: valuation allowance adjustments on deferred tax assets, international operations that are subject to tax rates generally lower than the U.S. rate, the favorable effect of the manufacturer’s deduction, and other U.S. tax adjustments.

The Company has significant tax loss carryforwards in various taxing jurisdictions. Valuation allowances have been recorded against the related deferred tax assets in those jurisdictions where expectations of future taxable income are uncertain. As noted in a prior filing, operating results have improved in certain of the related jurisdictions recently. During the third quarter of 2011, the Company finalized restructuring plans in one of the jurisdictions with significant valuation allowances on net operating loss carryforwards, its most significant deferred tax asset. The impact of this restructuring in combination with improved operating results provided the Company with sufficient evidence to conclude that it was now more likely than not that the assets could be recovered in this jurisdiction, which has an indefinite carryforward period. As a result, an income tax benefit of $24,282 was recognized in the third quarter of 2011 for this change in estimate. Also during the third quarter of 2011, the Company decided to move certain international business operations to the United States which then negatively impacted the Company’s ability to utilize certain international loss carryforwards which had previously been expected to be recoverable from the international profits of that business. With the decision to move the business operations, the Company no longer considered it more likely than not that it could recover the assets and recorded a valuation allowance of $5,434 for this change in estimate. The net effect of these changes in estimate was an income tax benefit of $18,848 in the third quarter of 2011 from valuation allowance adjustments on deferred tax assets.

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

Note 11: New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-08, Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The amendments in this update revised the steps required to test for goodwill impairment. Under prior guidance, a two-step process was followed, the first step being to determine and compare the estimated current fair value of each reporting unit to its carrying value. If the estimated fair value was less than the carrying value, then step two was performed to determine the amount, if any, of the goodwill impairment. The revised guidance allows a company to first make a qualitative determination regarding the likelihood of impairment before performing these two steps. If impairment is not determined to be “more likely than not”, then the two-step test does not need to be conducted. This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company elected early adoption of the update for its annual goodwill impairment testing conducted during the third quarter of 2011.

During the quarter ended October 2, 2011, there have been no other newly issued nor newly applicable accounting pronouncements that have or are expected to have a significant impact on the Company’s financial statements.

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

FINANCIAL SEGMENT INFORMATION

	Three Months Ended		Nine Months Ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
Net sales:
Consumer Packaging	$465,733	$436,556	$1,375,939	$1,210,673
Tubes and Cores/Paper	453,404	412,279	1,353,289	1,197,793
Packaging Services	110,559	112,373	355,524	338,045
All Other Sonoco	94,475	90,517	284,607	250,463

Consolidated	$1,124,171	$1,051,725	$3,369,359	$2,996,974

Intersegment sales:
Consumer Packaging	$1,453	$709	$2,816	$1,836
Tubes and Cores/Paper	23,389	23,024	70,523	67,841
Packaging Services	304	315	907	831
All Other Sonoco	10,645	12,159	31,130	33,338

Consolidated	$35,791	$36,207	$105,376	$103,846

Income before interest and income taxes:
Operating Profit
Consumer Packaging	$47,221	$46,326	$128,155	$134,118
Tubes and Cores/Paper	33,943	37,849	99,806	96,272
Packaging Services	4,177	1,907	18,519	10,554
All Other Sonoco	13,218	12,516	36,058	30,161
Restructuring/Asset impairment charges	(12,048)	(12,166)	(23,943)	(18,624)
Other, net	(1,743)	(1,547)	(1,994)	(1,547)

Consolidated	$84,768	$84,885	$256,601	$250,934

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

Environmental Matters

During the fourth quarter of 2005, the U. S. Environmental Protection Agency (EPA) notified U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, that U.S. Mills and NCR Corporation (NCR), an unrelated party, would be jointly held responsible to undertake a program to remove and dispose of certain PCB-contaminated sediments at a particular site on the lower Fox River in Wisconsin (the “Site”). U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation. The Company has expensed a total of $17,650 for its estimated share of the total cleanup cost of the Site, and through October 2, 2011, has spent a total of $14,467. The remaining accrual of $3,183 represents the Company’s best estimate of what it is likely to pay to complete the Site project. However, the actual costs associated with cleanup of the Site are dependent upon many factors and it is possible that remediation costs could be higher than the current estimate of project costs. The Company acquired U.S. Mills in 2001, and the alleged contamination predates the acquisition.

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

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

Since 2007, U.S. Mills has expensed a total of $60,825 for potential liabilities associated with the Fox River contamination (not including amounts expensed for remediation at the Site) and through October 2, 2011, has spent a total of $6,660, primarily on legal fees. Although the Company lacks a reasonable basis for identifying any amount within the range of possible loss as a better estimate than any other amount, as has previously been disclosed, the upper end of the range may exceed the net worth of U.S. Mills. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $87,000 at October 2, 2011.

The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time.

As of October 2, 2011 and December 31, 2010, the Company (and its subsidiaries) had accrued $60,251 and $62,026, respectively, related to environmental contingencies. Of these, a total of $57,348 and $58,727 relate to U.S. Mills at October 2, 2011 and December 31, 2010, respectively. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. U.S. Mills recognized a $40,825 benefit in 2008 from settlements reached and proceeds received on certain insurance policies covering the Fox River contamination. U.S. Mills’ two remaining insurance carriers are in liquidation. It is possible that U.S. Mills may recover from these carriers a small portion of the costs it ultimately incurs. U.S. Mills may also be able to reallocate some of the costs it incurs among other parties. There can be no assurance that such claims for recovery or reallocation would be successful and no amounts have been recognized in the consolidated financial statements of the Company for such potential recovery or reallocation.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of Sonoco Products Company:

We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of October 2, 2011, and the related condensed consolidated statements of income for the three-month and nine-month periods ended October 2, 2011 and September 26, 2010 and the condensed consolidated statements of cash flows for the nine-month periods ended October 2, 2011 and September 26, 2010. These interim financial statements are the responsibility of the Company’s management.

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

November 2, 2011

SONOCO PRODUCTS COMPANY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements included in this report that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The words “estimate,” “project,” “intend,” “expect,” “believe,” “consider,” “plan,” “strategy,” “opportunity,” “target,” “anticipate,” “objective,” “goal,” “guidance,” “outlook,” “forecasts,” “future,” “will,” “would,” or the negative thereof, and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding offsetting high raw material costs; improved productivity and cost containment; adequacy of income tax provisions; refinancing of debt; realization of synergies resulting from acquisitions; adequacy of cash flows; anticipated amounts and uses of cash flows; effects of acquisitions and dispositions; adequacy of provisions for environmental liabilities; financial strategies and the results expected from them; sales growth; continued payments of dividends; stock repurchases; producing improvements in earnings; financial results for future periods; goodwill impairment charges; and creation of long-term value for shareholders. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, expectations, beliefs, plans, strategies and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, without limitation:

•	Availability and pricing of raw materials;

•	Success of new product development and introduction;

•	Ability to maintain or increase productivity levels and contain or reduce costs;

•	Ability to manage the mix of business to take advantage of growing markets while reducing cyclical effects of some of the Company’s existing business on operating results;

•	International, national and local economic and market conditions;

•	Availability of credit to us, our customers and/or our suppliers in needed amounts and/or on reasonable terms;

•	Fluctuations in obligations and earnings of pension and postretirement benefit plans;

•	Pricing pressures, demand for products, and ability to maintain market share;

•	Continued strength of our paperboard-based tubes and cores and composite can operations;

•	Anticipated results of restructuring activities;

•	Resolution of income tax contingencies;

•	Ability to successfully integrate newly acquired businesses into the Company’s operations;

•	Ability to win new business and/or identify and successfully close suitable acquisitions at the levels needed to meet growth targets;

•	Rate of growth in foreign markets;

•	Foreign currency, interest rate and commodity price risk and the effectiveness of related hedges;

•	Actions of government agencies and changes in laws and regulations affecting the Company;

•	Liability for and anticipated costs of environmental remediation actions;

•	Accuracy of assumptions underlying projections related to goodwill impairment testing, and accuracy of management’s assessment of goodwill impairment;

•	Loss of consumer or investor confidence; and

•	Economic disruptions resulting from terrorist activities.

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

Third Quarter 2011 Compared with Third Quarter 2010

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

	For the three months ended October 2, 2011

Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other (1)	Base

Income before interest and income taxes	$84,768	$12,048	$ 1,743	$98,559
Interest expense, net	8,334	—	—	8,334

Income before income taxes	76,434	12,048	1,743	90,225
Provision for income taxes	2,344	4,831	19,093	26,268

Income before equity in earnings of affiliates	74,090	7,217	(17,350)	63,957
Equity in earnings of affiliates, net of tax	3,083	—	—	3,083

Net income	77,173	7,217	(17,350)	67,040
Net loss attributable to noncontrolling interests	30	78	—	108

Net income attributable to Sonoco	$77,203	$ 7,295	$(17,350)	$67,148

Per diluted common share	$ 0.76	$ 0.07	$ (0.17)	$ 0.66

(1)	“Other” consists primarily of acquisition-related costs and reductions in tax expense from valuation allowance adjustments on deferred tax assets.

SONOCO PRODUCTS COMPANY

	For the three months ended September 26, 2010

Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Acquisition Cost	Base

Income before interest and income taxes	$84,885	$12,166	$1,547	$98,598
Interest expense, net	8,444	—	—	8,444

Income before income taxes	76,441	12,166	1,547	90,154
Provision for income taxes	21,091	5,150	423	26,664

Income before equity in earnings of affiliates	55,350	7,016	1,124	63,490
Equity in earnings of affiliates, net of tax	3,871	(160)	—	3,711

Net income	59,221	6,856	1,124	67,201
Net (income)/loss attributable to noncontrolling interests	(202)	55	—	(147)

Net income attributable to Sonoco	$59,019	$ 6,911	$1,124	$67,054

Per diluted common share	$ 0.57	$ 0.07	$ 0.01	$ 0.65

RESULTS OF OPERATIONS

The following discussion provides a review of results for the three months ended October 2, 2011 versus the three months ended September 26, 2010.

OVERVIEW

Net sales for the third quarter of 2011 were $1,124 million, compared with $1,052 million in the same period in 2010. This 7% increase was largely due to higher selling prices and a positive impact from foreign currency translation. The impact of higher selling prices was realized primarily in the Tubes and Cores/Paper and Consumer Packaging segments, principally driven by higher old corrugated container (OCC) and resin prices. Gross profit margins for the third quarter declined to 16.6% compared to last year’s 19.0%, primarily due to an unfavorable shift in the mix of business, negative price/cost relationship (the relationship of selling price to the cost of materials, energy and freight) and higher labor costs. Total selling, general and administrative costs decreased by 12.3%, and, as a percent of sales, declined to 8.0% during the third quarter compared with 9.7% in the same period last year.

Net income attributable to Sonoco for the third quarter of 2011 was $77.2 million compared to $59.0 million reported for the same period of 2010. Results for 2011 include $8.8 million of after-tax restructuring and acquisition charges and a net $18.8 million income tax benefit from valuation allowance adjustments on deferred tax assets. In the 2010 quarter, results were impacted by after-tax restructuring and acquisition charges of $8.0 million. Third quarter 2011 base net income attributable to Sonoco (Base earnings) was $67.1 million ($.66 per diluted share) versus $67.1 million ($.65 per diluted share) in 2010.

Productivity improvements added to the quarterly results, but were off the Company’s historical pace. Also benefitting the quarter were reduced management incentive and pension costs, modest volume growth, and focused cost-cutting efforts. However, a negative price/cost relationship, an unfavorable shift in the mix of business and increased labor costs resulted in total third quarter base earnings that were essentially flat with the prior year.

Although flat overall, third quarter earnings results by segment were mixed compared to the prior year. On the industrial side, operating profits in the Tubes and Cores/Paper segment were off 10% driven by weaker volume and mix. However, All Other Sonoco, which consists primarily of industrial-related businesses, showed a 6% improvement in operating profits.

On the consumer side, operating profits in the Consumer Packaging segment increased 2% on productivity improvements and lower fixed costs while results in the Packaging Services segment improved due to a reduction in operating costs and lower selling, general and administrative expenses.

SONOCO PRODUCTS COMPANY

OPERATING REVENUE

Net sales for the third quarter of 2011 were $1,124 million, compared to $1,052 million for the third quarter of 2010, an increase of $72 million.

The components of the sales change were:

($ in millions)

Volume/Mix	$(4)
Selling prices	54
Acquisitions and divestitures, net	(1)
Foreign currency translation and other, net	23

Total sales increase	$72

Sales prices were higher on a year-over-year basis in both the Tubes and Cores/Paper and Consumer Packaging segments largely driven by higher input costs, primarily recovered paper, steel and resin. Volume-driven sales gains in Consumer Packaging were more than offset by lower volume/mix in Tubes and Cores/Paper and Packaging Services. The weakness of the U.S. dollar, relative to last year’s third quarter levels, also contributed to the reported net sales increase.

COSTS AND EXPENSES

Cost of sales in the third quarter of 2011 increased year over year mostly due to inflation. Higher prices paid for recovered paper consumed increased costs in converted paper operations, while higher resin and steel costs negatively impacted results in the plastics, closures and composite can operations. The net impact of these factors, along with higher freight, energy, labor and other costs, partially offset by lower pension expenses, resulted in gross profit margins declining to 16.6% in the third quarter of 2011 from 19.0% in the third quarter of 2010.

Selling, general and administrative costs in the third quarter of 2011 were down 12% compared to the third quarter of 2010, reflecting lower management incentive and pension costs, spending controls, a gain from life insurance proceeds and a net beneficial impact from foreign exchange.

Restructuring and restructuring-related asset impairment charges totaled $12.0 million and $12.2 million for the third quarters of 2011 and 2010, respectively. Additional information regarding restructuring actions and impairments is provided in Note 4 to the Company’s Condensed Consolidated Financial Statements.

Net interest expense for the third quarter of 2011 was $8.3 million, compared with $8.4 million during the same period in 2010 as higher average borrowings were offset by lower average interest rates and higher interest income earned.

This year’s third quarter effective tax rate was 3.1% compared to 27.6% in the 2010 quarter. This year’s quarter reflects a net $18.8 million net benefit from deferred tax valuation adjustments on foreign jurisdiction net operating losses. In addition, to a much lesser extent, the current quarter’s rate reflects the positive impact of non-taxable life insurance proceeds and the net release of reserves for uncertain tax positions. The effective tax rate on base earnings was 29.1% in the current quarter, compared to 29.6% in the third quarter of 2010, and excludes the benefit of deferred tax valuation adjustments mentioned above. The resulting decrease of 0.5% reflects the net impact of taxable earnings mix by jurisdiction together with the impact of non-taxable life insurance proceeds and uncertain tax position adjustments. Additional information regarding the deferred tax valuation adjustments is provided in Note 10 to the Company’s Condensed Consolidated Financial Statements.

The Company has operations in Venezuela that, beginning January 1, 2010, are being accounted for as hyperinflationary. These operations have net assets of approximately $8 million and annual net sales of approximately $6 million. Accounting for these operations as hyperinflationary did not have a material effect on the Company’s financial statements during any of the periods presented.

SONOCO PRODUCTS COMPANY

REPORTABLE SEGMENTS

The following table recaps net sales for the third quarter of 2011 and 2010 ($ in thousands):

	Three Months Ended

	October 2, 2011	September 26, 2010	% Change
Net sales:
Consumer Packaging	$465,733	$436,556	6.7%
Tubes and Cores/ Paper	453,404	412,279	10.0%
Packaging Services	110,559	112,373	(1.6)%
All Other Sonoco	94,475	90,517	4.4%

Consolidated	$1,124,171	$1,051,725	6.9%

Consolidated operating profits at the segment level are defined as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income, adjusted for restructuring/asset impairment charges and certain other costs which are not allocated to the reporting segments. The following table recaps consolidated operating profits for the third quarter of 2011 and 2010 ($ in thousands):

	Three Months Ended

	October 2, 2011	September 26, 2010	% Change
Income before interest and income taxes:
Segment operating profit
Consumer Packaging	$47,221	$46,326	1.9%
Tubes and Cores/ Paper	33,943	37,849	(10.3)%
Packaging Services	4,177	1,907	119.0%
All Other Sonoco	13,218	12,516	5.6%
Restructuring/Asset impairment charges	(12,048)	(12,166)	(1.0)%
Other, net	(1,743)	(1,547)	12.7%

Consolidated	$84,768	$84,885	(0.1)%

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the third quarter of 2011 and 2010 ($ in thousands):

	Three Months Ended
	October 2, 2011	September 26, 2010
Restructuring/Asset impairment charges:
Consumer Packaging	$2,202	$12,677
Tubes and Cores/ Paper	6,397	(891)
Packaging Services	3,356	148
All Other Sonoco	86	197
Corporate	7	35

Total	$12,048	$12,166

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

Third quarter 2011 sales for the segment were $466 million, compared with $437 million in the same period in 2010. The 6.7% increase was largely due to higher selling prices, increased volume and favorable currency translation.

Operating profits increased 2% to $47.2 million in the third quarter, compared with $46.3 million last year. The increase was driven by productivity improvements and lower fixed costs, primarily pension and selling and administrative expenses, partially offset by a negative price/cost relationship largely due to higher resin and steel costs not fully recovered through selling price increases.

Tubes and Cores/Paper

The Tubes and Cores/Paper segment includes the following products: high-performance paper and composite paperboard tubes and cores; fiber-based construction tubes and forms; recycled paperboard, linerboard, corrugating medium, recovered paper and other recycled materials.

Third quarter 2011 sales for the segment were $453 million, compared with $412 million in the same period in 2010. The 10% increase in segment sales was due to higher selling prices and favorable currency translation, partially offset by somewhat lower volume. The year-over-year increase in selling prices was primarily a result of higher OCC pricing, which had a favorable impact on prices received for recovered paper, paperboard and tubes and cores.

Operating profit for the segment was $33.9 million, compared with $37.8 million in 2010. The decrease was driven primarily by lower volume and a negative mix, although an overall moderately unfavorable price/cost relationship also contributed to the decline. Partially offsetting these factors were productivity gains and lower selling, general and administrative expenses and pension costs. The negative price/cost relationship, most notable in the Company’s domestic paper operations, stemmed primarily from OCC costs that continued to rise subsequent to selling prices under many contractual arrangements being set at the beginning of the quarter, together with higher, energy, freight and other costs relative to the prior year.

Packaging Services

The Packaging Services segment includes the following products and services: designing, manufacturing, assembling, packing and distributing temporary, semipermanent and permanent point-of-purchase displays; and supply chain management services, including contract packing, fulfillment and scalable service centers.

Third quarter 2011 sales for this segment were $111 million, compared with $112 million in the same period in 2010. This 1.6% decrease in sales was driven by a combination of lower volume and negative mix in the Company’s contract packaging operations which were largely offset by improved point-of-purchase display volume and fulfillment activities along with favorable currency translation. Lower contract packaging volume was the result of lost business stemming from the previously announced decision of one of the Company’s customers to consolidate its business with another vendor effective July 1, 2011.

Operating profit improved 119% from $1.9 million to $4.2 million, due primarily to improved volume in point-of-purchase displays and fulfillment activities and lower selling, general and administrative costs, partially offset by unfavorable price/cost and the impact of the previously mentioned lost contract packaging business.

All Other Sonoco

All Other Sonoco includes businesses that are not aggregated in a reportable segment and includes the following products: wooden, metal and composite wire and cable reels, molded and extruded plastics, custom-designed protective packaging and paper amenities such as coasters and glass covers.

Third quarter 2011 sales in All Other Sonoco increased 4.4%, to $94 million, compared with $91 million reported in the same period in 2010. This increase was due to higher selling prices, volume gains in molded plastics and reels and spools, and favorable currency translation, partially offset by lower volume in protective packaging.

SONOCO PRODUCTS COMPANY

Operating profit in All Other Sonoco increased 5.6% primarily as a result of productivity gains, positive price/cost and lower selling, general and administrative costs which more than offset a negative impact from mix.

Nine Months Ended October 2, 2011 Compared with Nine Months Ended September 26, 2010

RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES

The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures for each of the periods presented.

	For the nine months ended October 2, 2011

Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other	(1)	Base

Income before interest and income taxes	$256,601	$23,943	$ 1,994		$282,538
Interest expense, net	25,245	—	—		25,245

Income before income taxes	231,356	23,943	1,994		257,293
Provision for income taxes	51,303	8,470	19,178		78,951

Income before equity in earnings of affiliates	180,053	15,473	(17,184)		178,342
Equity in earnings of affiliates, net of tax	8,463	17	—		8,480

Net income	188,516	15,490	(17,184)		186,822
Net (income)/loss attributable to noncontrolling interests	(514)	148	—		(366)

Net income attributable to Sonoco	$188,002	$15,638	$(17,184)		$186,456

Per diluted common share	$ 1.84	$ 0.15	$ (0.17)		$ 1.82

(1)	“Other” consists primarily of acquisition-related costs and net reductions in income tax expense from valuation allowance adjustments on deferred tax assets.

	For the nine months ended September 26, 2010

Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Acquisition Cost	Base

Income before interest and income taxes	$250,934	$18,624	$1,547	$271,105
Interest expense, net	25,439	—	—	25,439

Income before income taxes	225,495	18,624	1,547	245,666
Provision for income taxes	66,853	7,816	423	75,092

Income before equity in earnings of affiliates	158,642	10,808	1,124	170,574
Equity in earnings of affiliates, net of tax	8,088	58	—	8,146

Net income	166,730	10,866	1,124	178,720
Net (income)/loss attributable to noncontrolling interests	(186)	116	—	(70)

Net income attributable to Sonoco	$166,544	$10,982	$1,124	$186,456

Per diluted common share	$ 1.63	$ 0.11	$ 0.01	$ 1.75

SONOCO PRODUCTS COMPANY

RESULTS OF OPERATIONS

The following discussion provides a review of results for the nine months ended October 2, 2011 versus the nine months ended September 26, 2010.

OVERVIEW

Net sales for the first nine months of 2011 were $3,369 million, compared with $2,997 million in the same period in 2010. As a result of the Company’s accounting calendar, to date 2011 has included six more days than the same fiscal period in 2010. The 12.4% increase in sales was due to higher selling prices, improved companywide volumes (principally the impact of the additional days), acquisitions and the favorable impact of foreign currency exchange. The impact of higher selling prices was most notable in our Tubes and Cores/Paper and Consumer Packaging segments. Sales volume was up for the Company as a whole, with some units experiencing volume gains and others, mostly in the industrial-focused businesses, volume declines.

Despite the double-digit sales gain, gross profit for the first nine months of 2011 moved higher by only 1 percent as gross profit margins decreased to 17.0% compared to last year’s 18.9%. The margin decrease was a result of an unfavorable shift in the mix of business, an unfavorable price/cost relationship, and inflation in labor and other costs, partially offset by productivity improvements and lower pension and postretirement costs. Total selling, general and administrative costs decreased 2 percent from the prior year, and, as a percent of sales, declined to 8.7% for the first nine months of 2011 compared with 9.9% in the same period last year.

Net income attributable to Sonoco for the first nine months of 2011 was $188.0 million compared to $166.5 million reported for the same period of 2010. Current year earnings reflect a total net benefit from non-base items of $1.5 million, after-tax, including an $18.8 million net benefit from deferred tax valuation adjustments on foreign jurisdiction tax assets. In 2010, year-to-date results were impacted by after-tax restructuring and other charges of $12.1 million. Base earnings for the first nine months of 2011 were $186.5 million ($1.82 per diluted share) versus $178.6 million ($1.75 per diluted share) in 2010.

OPERATING REVENUE

Net sales for the first nine months of 2011 were $3,369 million, compared to $2,997 million for the first nine months of 2010, an increase of $372 million.

The components of the sales change were:

($ in millions)

Volume (including the impact of additional days)/Mix	$85
Selling prices	138
Acquisitions and divestitures, net	73
Foreign currency translation and other, net	76

Total Sales Increase	$372

The impact of higher selling prices was realized predominately in the Tubes and Cores/Paper and Consumer Packaging segments, largely driven by higher input costs, primarily recovered paper and resin. Approximately two-thirds of the increase attributable to volume/mix was the result of 6 additional days in the Company’s first nine months relative to last year. The impact of a generally weaker dollar relative to most currencies, on a year-over-year basis, also contributed to the Company’s overall sales increase.

COSTS AND EXPENSES

Cost of sales in the first nine months of 2011 was higher year over year primarily due to increases in volume and higher material, energy, freight and labor costs. Significantly higher prices paid for recovered paper increased costs in the Company’s converted paper operations, while higher resin and steel prices drove costs higher in the plastics, closures and composite can operations. Partially offsetting the increases were lower pension and postretirement expenses. Although a large part of the total cost increase was recovered by higher selling prices, gross profit margins declined to 17.0% in the first nine months of 2011 from 18.9% in the first nine months of 2010.

SONOCO PRODUCTS COMPANY

Pension and post-retirement expenses were lower year-over-year due to several factors: the strong performance of the Company’s pension plan assets during 2010, an $85.1 million contribution to the U.S. qualified pension plan in January 2011, and a longer amortization period for recognizing certain actuarial losses. Year to date, these expenses showed an $11.3 million improvement compared to the first nine months of 2010, most of which is reflected in cost of sales.

Selling, general and administrative costs were lower in the first nine months of 2011, reflecting lower management incentive and pension costs, a gain from life insurance proceeds, and cost controls. As a result, selling, general and administrative costs declined from 10.0% of sales during the first nine months of 2010 to 8.7% of sales in the same period of 2011.

Restructuring and restructuring-related asset impairment charges totaled $23.9 million and $18.6 million for the first nine months of 2011 and 2010, respectively. Additional information regarding restructuring actions and impairments is provided in Note 4 to the Company’s Condensed Consolidated Financial Statements.

Net interest expense for the first nine months of 2011 remained essentially flat at $25.2 million when compared with $25.4 million during the same period in 2010, as somewhat lower borrowing costs were offset by increased levels of debt.

The 2011 year-to-date effective tax rate was 22.2%, compared to the 29.6% rate recorded in the same period of 2010. The decrease reflects the $18.8 million net benefit from deferred tax valuation adjustments on foreign jurisdiction net operating losses recorded in the third quarter along with the positive impact of non-taxable life insurance proceeds. The effective tax rate on base earnings was 30.7% and 30.6% in the first nine months of 2011 and 2010, respectively. Additional information regarding the deferred tax valuation adjustments is provided in Note 10 to the Company’s Condensed Consolidated Financial Statements.

REPORTABLE SEGMENTS

The following table recaps net sales for the first nine months of 2011 and 2010 ($ in thousands):

	Nine Months Ended

	October 2, 2011	September 26, 2010	% Change
Net sales:
Consumer Packaging	$1,375,939	$1,210,673	13.7%
Tubes and Cores/ Paper	1,353,289	1,197,793	13.0%
Packaging Services	355,524	338,045	5.2%
All Other Sonoco	284,607	250,463	13.6%

Consolidated	$3,369,359	$2,996,974	12.4%

Consolidated operating profits at the segment level are defined as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income, adjusted for restructuring/asset impairment charges and certain other costs which are not allocated to the reporting segments. The following table recaps consolidated operating profits for the first nine months of 2011 and 2010 ($ in thousands):

	Nine Months Ended

	October 2, 2011	September 26, 2010	% Change
Income before interest and income taxes:
Segment operating profit
Consumer Packaging	$128,155	$134,118	(4.4)%
Tubes and Cores/ Paper	99,806	96,272	3.7%
Packaging Services	18,519	10,554	75.5%
All Other Sonoco	36,058	30,161	19.6%
Restructuring/Asset impairment charges	(23,943)	(18,624)	28.6%
Other, net	(1,994)	(1,547)	28.9%

Consolidated	$256,601	$250,934	2.3%

SONOCO PRODUCTS COMPANY

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the first nine months of 2011 and 2010 ($ in thousands):

	Nine Months Ended
	October 2, 2011	September 26, 2010
Restructuring/Asset impairment charges:
Consumer Packaging	$13,221	$14,437
Tubes and Cores/ Paper	6,805	1,102
Packaging Services	3,477	1,663
All Other Sonoco	437	1,115
Corporate	3	307

Total	$23,943	$18,624

Consumer Packaging

Segment sales for the first nine months of 2011 were $1,376 million, compared with $1,211 million in the same period in 2010, a 13.7% increase. This increase was driven by a combination of last year’s APT acquisition, volume gains, most of which are attributable to the additional six days in 2011, higher selling prices and the favorable impact of foreign currency translation. Selling prices were up throughout the segment, largely driven by higher costs, while increased volume in flexible packaging and blow molding was partially offset by lower volume in rigid paper containers and closures.

Segment operating profit was $128.2 million in the first nine months of 2011, compared with $134.1 million in the same period in 2010, a decrease of 4.4%. Productivity improvements, higher volume, and lower pension costs were able to only partially offset an unfavorable price/cost relationship and higher labor and other operating costs.

Tubes and Cores/Paper

Year-to-date sales for the segment were $1,353 million, compared with $1,198 million in the first nine months of 2010. The 13.0% increase in segment sales was due largely to increased selling prices, higher volume (primarily due to the additional days in the first nine months of 2011) and the favorable impact of foreign currency translation. The increased selling prices were primarily a result of higher OCC pricing, which had a favorable impact on prices received for recovered paper, paperboard and tubes and cores.

Operating profit for this segment was $99.8 million, compared with $96.3 million in 2010. The year-to-date improvement was the result of a favorable price/cost relationship, productivity improvements, and lower pension and selling, general and administrative expenses more than offsetting unfavorable mix and increased labor and other costs.

Packaging Services

Year-to-date sales for the segment were $356 million, compared with $338 million in the first nine months of 2010. The 5.2% sales improvement was driven by improved volume in point-of-purchase displays and fulfillment activities along with favorable currency translation, partially offset by unfavorable mix changes.

Operating profit improved 75% from $10.6 million to $18.5 million, due primarily to improved volume in point-of-purchase displays and fulfillment activities and lower pension and selling, general and administrative expenses. These improvements were partially offset by the impact of the previously mentioned lost contract packaging business and an unfavorable shift in the mix of business.

All Other Sonoco

Year-to-date sales for the segment were $284 million, compared with $250 million reported in the first nine months of 2010. This 13.6% increase was due to volume gains and increased prices in molded plastics and reels and spools.

Operating profit for the current nine-month period improved 19.6% to $36.1million, compared with $30.2 million in 2010. This increase was the result of productivity gains, the higher volume discussed above and lower pension and selling, general and administrative expenses. These favorable factors were partially offset by a slightly unfavorable price/cost relationship and increased labor costs.

SONOCO PRODUCTS COMPANY

OTHER ITEMS

The Company completed its most recent annual goodwill impairment testing during the third quarter of 2011. As described in Note 11, the Company elected early adoption of ASU 2011-08 for its annual goodwill impairment testing. Under prior guidance, a two-step process was followed to test for goodwill impairment, the first step being to determine and compare the estimated current fair value of each reporting unit to its carrying value. If the estimated fair value was less than the carrying value, then step two was performed to determine the amount, if any, of the goodwill impairment. The revised guidance in ASU 2011-08 allows a company to first make a qualitative determination regarding the likelihood of impairment before performing these two steps. If impairment is not determined to be more likely than not, then the two-step test does not need to be conducted.

For 2011 testing purposes, the Company performed an assessment of each reporting unit by considering certain qualitative and quantitative factors. Qualitative factors included the macroeconomic environment, Company stock price and market capitalization movement, business strategy adjustments, and significant customer wins and losses. Quantitative factors included the amount the fair value of each reporting unit exceeded its carrying value in the 2010 analysis, current year operating performance as compared to 2010 projections, implied fair values comparable trading and transaction multiples, and, in certain cases, results of an updated discounted cash flow model. As a result of its qualitative and quantitative assessments, the Company concluded that there was no impairment of goodwill for any of its reporting units

When the Company estimates the fair value of a reporting unit it does so using a discounted cash flow model based on projections of future years’ operating results and associated cash flows, together with comparable trading and transaction multiples. The Company’s model discounts future cash flows, forecasted over a ten-year period, with an estimated residual growth rate. The Company’s projections incorporate management’s best estimates of the expected future results, which include expectations related to new business awards, and, where applicable, improved operating margins. Future cash flows are discounted to present value using a discount rate commensurate with the risks inherent in the cash flows.

The Company’s assessments, whether qualitative or quantitative, incorporate management’s expectations for the future, including forecasted growth rates and/or margin improvements. Therefore, should there be changes in the relevant facts and circumstances and/or expectations, management’s assessment regarding goodwill impairment may change as well.

Although no reporting units failed the qualitative or quantitative assessments noted above, in management’s opinion, the reporting units with significant goodwill having the greatest risk of future impairment if actual results are not as expected are Matrix Packaging and Flexible Packaging. Total goodwill associated with these reporting units was approximately $128 million and $91 million, respectively, at October 2, 2011.

The reporting unit with the most significant growth expectations relative to its size is Rigid Paper Containers — Europe. Total goodwill associated with this reporting unit was approximately $9 million at October 2, 2011.

Matrix Packaging manufactures blow-molded plastic containers primarily for use in nonfood applications. Matrix Packaging was acquired in May 2007 to be a growth platform for the Company and to expand the Company’s operations into the health and beauty market. Since that time, the Company has continued to invest significantly in the business, and projections for this reporting unit reflect management’s expectations for revenue growth as well as improvements in operating margins. Sales growth is expected to be driven by new business from key nonfood customers and expansion into more food-based applications. Should the sales growth and margin improvements not materialize, goodwill impairment charges may be incurred. Based on the valuation work performed for the current year test, the estimated fair value of Matrix Packaging exceeded its carrying value by approximately 11%.

In 2010, the Company was advised by one of its Flexible Packaging customers that its contract to provide certain packaging would not be renewed in its entirety. According to the customer, the business was to be phased out over a two-year period beginning in 2011. As a result, in the third quarter of 2010 the Company recorded a non-cash asset impairment charge of approximately $12.6 million on certain long-lived assets within the affected operations. Although the transition has begun, it has not occurred as quickly as originally anticipated. However, the expected loss of business was reflected in the Company’s qualitative evaluation of the likelihood of goodwill impairment. The Company expects these lost sales will be replaced by new business in approximately the same time frame over which they are lost and that operating margins will benefit from improved manufacturing productivity and overhead cost management.

SONOCO PRODUCTS COMPANY

However, should the sales growth not materialize, and/or the operating margins not improve to the extent expected, goodwill impairment charges may be incurred. In its evaluation of goodwill impairment, management estimated that the fair value of the Flexible Packaging unit exceeded its carrying value by approximately 19%.

Rigid Paper Containers — Europe manufactures round and shaped composite paperboard cans, single-wrap paperboard packages and fiber cartridges. Results in this unit declined substantially during the global recession, reflecting both a decline in volume and profit margins due to competitive conditions. Based on recent activity with certain key customers, management expects a significant recovery in sales to pre-recession levels over the next two to three years based on expanded volumes with such customers and that profit margins will recover, at least partially, on improving price/cost, productivity gains and fixed cost leverage. However, should the projected improvements fall short of management’s expectations, a goodwill impairment charge may be incurred. In its evaluation of goodwill impairment, management estimated that the fair value of Rigid Paper Containers — Europe exceeded its carrying value by approximately 71%.

On October 9, 2011, subsequent to the end of the third quarter, the Company signed a definitive agreement to acquire Tegrant Corporation (“Tegrant”), a privately-held provider of highly engineered protective, temperature-assured and retail security packaging solutions, in exchange for $550 million in cash. Information regarding the acquisition of Tegrant is provided in Note 3 to the Company’s Condensed Consolidated Financial Statements.

Financial Position, Liquidity and Capital Resources

The Company’s financial position remained strong during the first nine months of 2011. Cash flows provided by operations totaled $131.8 million in the first nine months of 2011, compared with $260.6 million in the same period last year. Although year-over-year earnings were higher, the effect on operating cash flow was more than offset by increases in net working capital of $9.2 million and pension and postretirement plan contributions of $105.3 million. For the full year, cash provided by operations in 2011, including the impact of expected pension and post-retirement plan contributions totaling $142 million, is expected to total approximately $260 million.

During the first nine months of 2011, the Company utilized accumulated cash, cash from operations and additional borrowings to fund capital expenditures of $124.5 million, pay dividends of $86.0 million, repurchase $48.4 million of common stock, and fund acquisitions totaling $10.9 million. Outstanding debt increased by a net $114.3 million to $735.2 million at October 2, 2011. Cash and cash equivalents decreased from $158.2 million at December 31, 2010, to $146.3 million at October 2, 2011. Additional capital spending of $20 million to $30 million is expected during the remainder of 2011.

The Company operates a $350 million commercial paper program, supported by a bank credit facility of the same amount committed through October 2015. Outstanding commercial paper, a component of the Company’s long-term debt, totaled $143.0 million at October 2, 2011, compared with $30.0 million at December 31, 2010. In addition, on July 5, 2011, the Company entered into a separate $50 million bank revolving credit facility. This short-term facility will expire on July 3, 2012.

Subsequent to the end of the third quarter of 2011, the Company issued through public offering a total of $500 million of new debentures pursuant to an effective shelf registration statement. The issuance comprised $250 million of 4.375% debentures due 2021, and $250 million of 5.75% debentures due 2040. The new 2040 debentures constitute a further issuance of the 5.75% debentures due 2040, which were issued on November 1, 2010. The Company intends to use substantially all of the net proceeds to fund the acquisition of Tegrant Corporation.

Under Internal Revenue Service rules, U.S. corporations may borrow funds from foreign subsidiaries for up to 30 days without unfavorable tax consequences. The Company utilizes this rule from time to time to access offshore cash in lieu of issuing commercial paper. At October 2, 2011, a total of $100 million was outstanding under the rule. This short-term lending arrangement was subsequently settled within the 30-day period, resulting in equivalent increases in commercial paper outstanding and cash on hand. Depending on its immediate offshore cash needs, the Company may choose to access such funds again in the future as allowed under the rule.

SONOCO PRODUCTS COMPANY

Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires the Company to maintain a minimum level of interest coverage, and a minimum level of net worth, as defined. As of October 2, 2011, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.

The Company anticipates additional contributions to its pension and postretirement plans of approximately $18 million during the last quarter of 2011, which would bring total contributions made during 2011 to approximately $142 million. Future funding requirements beyond 2011 will vary depending largely on actual investment returns and future actuarial assumptions.

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

At October 2, 2011, the Company had commodity contracts outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. The total net fair market value of these instruments was an unfavorable position of $8.2 million at October 2, 2011, and an unfavorable position of $12.4 million at December 31, 2010. Natural gas contracts, aluminum contracts, and old corrugated containers contracts covering an equivalent of 5.2 million MMBtus, 1.1 thousand metric tons, and 31.4 thousand short tons, respectively, were outstanding at October 2, 2011. Additionally, the Company had various currency contracts outstanding to fix the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments was a net unfavorable position of $1.4 million at October 2, 2011 compared with a net favorable position of $0.2 million at December 31, 2010. All of these contracts qualify as cash flow hedges.

In addition, at October 2, 2011, the Company had various currency contracts outstanding to fix the exchange rate on certain foreign currency assets and liabilities. Although placed as an economic hedge, the Company does not apply hedge accounting to these contracts. The fair value of these currency contracts was a net unfavorable position of $0.4 million and favorable position of $0.1 million at October 2, 2011 and December 31, 2010, respectively.

The U.S. dollar strengthened against many of the functional currencies of the Company’s foreign operations during the first nine months of 2011, resulting in a translation loss of $36.3 million being recorded in accumulated other comprehensive income during the nine months ended October 2, 2011.

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

SONOCO PRODUCTS COMPANY

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

Fox River

In April 2006, the United States and the State of Wisconsin (plaintiffs) sued U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, and NCR Corporation (NCR), an unrelated company, to recover certain costs incurred for response activities undertaken regarding the release and threatened release of hazardous substances in specific areas of elevated concentrations of polychlorinated biphenyls (PCBs) in sediments in the Lower Fox River and Green Bay in northeastern Wisconsin (hereinafter the Site). Pursuant to a Consent Decree agreed to by NCR and U.S. Mills as a consequence of the litigation, the Site is to be cleaned up on an expedited basis and NCR and U.S. Mills started removing contaminated sediment in May 2007. The remediation involves removal of sediment from the riverbed, dewatering of the sediment and storage at an offsite landfill. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation, which through October 2, 2011, has totaled approximately $29 million. U.S. Mills’ environmental reserve at October 2, 2011, includes $3.2 million for its share of the estimated remaining costs under the funding agreement for the remediation of the Site. The actual costs associated with cleanup of the Site, however, are dependent upon many factors and it is possible that remediation costs could be higher or lower than the current estimate of project costs. Under the terms of the agreement, the parties reserved their rights to make claims against each other, as well as third parties, to reallocate the costs of remediating the Site. Accordingly, the Company’s ultimate share of the liability for remediating the Site could be greater or less than 50% of the total cost.

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

SONOCO PRODUCTS COMPANY

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

As of October 2, 2011, U.S. Mills had reserves totaling $54.2 million for potential liabilities associated with the Fox River contamination (not including amounts accrued for remediation at the Site). Although the Company lacks a reasonable basis for identifying any amount within the range of possible loss as a better estimate than any other amount, as has previously been disclosed, the upper end of the range may exceed the net worth of U.S. Mills. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $87 million at October 2, 2011.

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

SONOCO PRODUCTS COMPANY

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs[2]
7/04/11 – 8/07/11	349	$34.08	—	5,000,000
8/08/11 – 9/04/11	26,079	$31.59	—	5,000,000
9/05/11 – 10/02/11	167	$31.15	—	5,000,000

Total	26,595	$31.62	—	5,000,000

[1]

A total of 26,595 common shares were repurchased in the third quarter of 2011 related to shares withheld to satisfy employee tax withholding obligations in association with the exercise of certain share-based compensation awards. These shares were not repurchased as part of a publicly announced plan or program.

[2]

On April 19, 2006, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. This authorization rescinded all previous existing authorizations and does not have a specific expiration date. From December 2010 through March 2011, a total of 2,000,000 shares were repurchased under this program. On April 20, 2011, the Company’s Board of Directors reinstated 2,000,000 shares to its authorization, returning the total number of shares available for future repurchase to 5,000,000 as of that date. No shares were repurchased under this authorization during the third quarter of 2011; accordingly, a total of 5,000,000 shares remain available for repurchase at October 2, 2011.

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

SONOCO PRODUCTS COMPANY (Registrant)

Date: November 2, 2011	By: /s/ Barry L. Saunders

Barry L. Saunders Vice President and Chief Financial Officer (principal financial officer)

SONOCO PRODUCTS COMPANY

EXHIBIT INDEX

Exhibit Number	Description
15	Letter re: unaudited interim financial information

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.