Form 10-K
period 2011-12-31
SONOCO PRODUCTS CO
filed 2012-02-29
CIK 91767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting common stock held by nonaffiliates of the registrant (based on the New York Stock Exchange closing price) on July 3, 2011, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $3,466,515,908. Registrant does not (and did not at July 3, 2011) have any non-voting common stock outstanding.

As of February 16, 2012, there were 100,544,330 shares of no par value common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the annual meeting of shareholders to be held on April 18, 2012, which statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference in Part III.

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

•  ability to manage the mix of business to take advantage of growing markets while reducing cyclical effects of some of the Company’s existing businesses on operating results;

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

References to our Web Site Address

References to our website address and domain names throughout this Annual Report on Form 10-K are for informational purposes only, or to fulfill specific disclosure requirements of the Securities and Exchange Commission’s rules or the New York Stock Exchange Listing Standards. These references are not intended to, and do not, incorporate the contents of our websites by reference into this Annual Report on Form 10-K.

FORM 10-K Sonoco 2011 Annual Report	3

Part I

Item 1. Business

(A) General development of business –

The Company is a South Carolina corporation founded in Hartsville, South Carolina, in 1899 as the Southern Novelty Company. The name was subsequently changed to Sonoco Products Company (the “Company” or “Sonoco”). Sonoco is a manufacturer of industrial and consumer packaging products and a provider of packaging services, with 349 locations in 34 countries.

Information about the Company’s acquisitions, dispositions, joint ventures and restructuring activities is provided in Notes 3 and 4 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(B) Financial information about segments –

The Company changed its business segments in the fourth quarter of 2011 as the result of recent changes in internal management reporting and in order to better reflect its mix of business following the November 2011 acquisition of Tegrant Holding Corporation. The Company now reports its financial results in four reportable segments. These consist of the same three reportable segments reported previously, each with relatively minor changes, and the addition of a new Protective Packaging segment consisting of Tegrant and the Company’s legacy protective packaging business. Financial information about the Company’s segments for 2010 and 2009 has been restated to conform to the current presentation.

Additional information about the Company’s reportable segments is provided in Note 16 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(C) Narrative description of business –

Products and Services – The following discussion outlines the principal products produced and services provided by the Company.

Consumer Packaging

The Consumer Packaging segment accounted for approximately 44%, 44% and 46% of the Company’s consolidated net sales in 2011, 2010 and 2009, respectively. The operations in this segment consist of 79 plants throughout the world. The products, services and markets of the Consumer Packaging segment are as follows:

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

Sonoco’s rigid packaging – paper-based products – is the Company’s second largest revenue-producing group of products and services, representing approximately 19%, 21% and 23% of consolidated net sales in 2011, 2010 and 2009, respectively.

4

Paper and Industrial Converted Products

The Paper and Industrial Converted Products segment accounted for approximately 42%, 42% and 39% of the Company’s consolidated net sales in 2011, 2010 and 2009, respectively. This segment serves its markets through 189 plants on five continents. Sonoco’s paper operations provide the primary raw material for the Company’s fiber-based packaging. Sonoco uses approximately 50% of the paper it manufactures, and the remainder is sold to third parties. This vertical integration strategy is supported by 21 paper mills with 31 paper machines and 50 recycling facilities throughout the world. In 2011, Sonoco had the capacity to manufacture approximately 1.8 million tons of recycled paperboard. The products, services and markets of the Paper and Industrial Converted Products segment are as follows:

Tubes and Cores
Products and Services	Markets
Paperboard tubes, cores, roll packaging, molded plugs, pallets, pallet components, concrete forms, rotary die boards	Construction, film, flowable products, metal, paper mill, shipping and storage, tape and label, textiles, converters
Paper
Products and Services	Markets
Recycled paperboard, chipboard, tubeboard, lightweight corestock, boxboard, linerboard, corrugating medium, specialty grades, recovered paper	Converted paperboard products, spiral winders, beverage insulators
Sonoco Recycling, Inc.
Products and Services	Markets
Collection, processing and recycling of old corrugated containers, paper, plastic, metal, glass, other recyclable materials
Wire and Cable Reels
Products and Services	Markets
Steel, nailed wooden, plywood, recycled and polyfiber reels	Wire and cable manufacturers

Sonoco’s tubes and cores products and services are the Company’s largest revenue-producing group of products and services, representing approximately 25%, 27% and 28% of consolidated net sales in 2011, 2010 and 2009, respectively.

Packaging Services

The Packaging Services segment accounted for approximately 10%, 11% and 12% of the Company’s consolidated net sales in 2011, 2010 and 2009, respectively. The products, services and markets of the Packaging Services segment are as follows:

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

Protective Packaging

The Protective Packaging segment accounted for approximately 4%, 3% and 3% of the Company’s consolidated net sales in 2011, 2010 and 2009, respectively. The products, services and markets of the Protective Packaging segment are as follows:

Protective Packaging
Products and Services	Markets
Proprietary protective packaging (Sonopost® technology, Sonobase® carriers, Sonopop® systems), contract package testing	Household appliances, heating and air conditioning, office furnishings, automotive, fitness equipment, lawn and garden, promotional and palletized distribution
Protexic™ Brands
Products and Services	Markets
Fabricated foam, corrugated paperboard, molded EPS, molded EPP, antistatic fabricated foam solutions, nesting and stacking trays, molded foam dunnage, totes and tote inserts, energy-absorbing components for automobiles, flotation components, insulation components	High technology, consumer electronics, automotive, appliances and medical devices

FORM 10-K Sonoco 2011 Annual Report	5

Thermosafe® Brands
Products and Services	Markets
Insulated shippers, durable transport chests, PolarPack® gel packs, U-tek® phase change materials, lab/pharma/diagnostic specimen transport, refrigerant materials, ShipSafe® edge and corner protection products, temperature assurance solutions	Temperature-sensitive pharmaceuticals and food
Alloyd Brands™
Products and Services	Markets
High-visibility packaging, printed products and blister packaging machines	Retail and medical markets

Product Distribution – Each of the Company’s operating units has its own sales staff, and maintains direct sales relationships with its customers. For those customers that buy from more than one business unit, the Company often assigns a single representative or team of specialists to handle that customer’s needs. Some of the units have service staff at the manufacturing facility that interacts directly with customers. The Paper and Industrial Converted Products segment also has a customer service center located in Hartsville, South Carolina, which is the main contact point between its North American business units and its customers. Divisional sales personnel also provide sales management, marketing and product development assistance as needed. Typically, product distribution is directly from the manufacturing plant to the customer, but in some cases, product is warehoused in a mutually advantageous location to be shipped to the customer as needed.

Raw Materials – The principal raw materials used by the Company are recovered paper, paperboard, steel, aluminum and plastic resins. Raw materials are purchased from a number of outside sources. The Company considers the supply and availability of raw materials to be adequate to meet its needs.

Patents, Trademarks and Related Contracts – Most inventions and product and process innovations are generated by Sonoco’s development and engineering staff, and are important to the Company’s internal growth. Patents have been granted on many inventions created by Sonoco staff in the United States and other countries. These patents are managed globally by a Sonoco intellectual capital management team through the Company’s subsidiary, Sonoco Development, Inc. (SDI). SDI globally manages patents, trade secrets, confidentiality agreements and license agreements. Some patents have been licensed to other manufacturers. Sonoco also licenses a few patents from outside companies and universities. U.S. patents expire after 17 or 20 years, depending on the patent issue date. New patents replace many of the abandoned or expired patents. A second intellectual capital subsidiary of Sonoco, SPC Resources, Inc., globally manages Sonoco’s trademarks, service marks, copyrights and Internet domain names. Most of Sonoco’s products are marketed worldwide under trademarks such as Sonoco®, Sonotube®, Safe-top®, Sealed-safe®, Duro®, Durox®, Protexic™, Thermosafe®, and Alloyd BrandsTM. Sonoco’s registered Web domain names such as www.sonoco.com and www.sonotube.com provide information about Sonoco, its people and products. Trademarks and domain names are licensed to outside companies where appropriate.

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

Dependence on Customers – On an aggregate basis during 2011, the five largest customers in the Paper and Industrial Converted Products segment, the Consumer Packaging segment and the Protective Packaging segment accounted for approximately 7%, 32% and 39%, respectively, of each segment’s net sales. The dependence on a few customers in the Packaging Services segment is more significant, as the five largest customers in this segment accounted for approximately 61% of that segment’s sales.

Sales to the Company’s largest customer represented approximately 9% of consolidated revenues in 2011. This concentration of sales volume resulted in a corresponding concentration of credit, representing approximately 8% of the Company’s consolidated trade accounts receivable at December 31, 2011. The Company’s next largest customer comprised approximately 5% of the Company’s consolidated revenues for the year ended December 31, 2011.

Backlog – Most customer orders are manufactured with a lead time of three weeks or less. Therefore, the amount of backlog orders at December 31, 2011, was not material. The Company expects all backlog orders at December 31, 2011, to be shipped during 2012.

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

Research and Development – Company-sponsored research and development expenses totaled approximately $18.8 million in 2011, $17.8 million in 2010 and $14.5 million in 2009.

6

Customer-sponsored research and development expenses were not material in any of these periods. Significant projects in Sonoco’s Consumer Packaging segment include a broad range of cost-reduction projects, high-value flexible packaging enhancements, rigid plastic containers technology and next-generation composite packaging. During 2011, the Paper and Industrial Converted Products segment continued to invest in efforts to design and develop new products for the construction industry and for the film and tape industries. In addition, efforts were focused on enhancing performance characteristics of the Company’s tubes and cores in the textile, film and paper packaging areas, as well as on projects aimed at enhancing productivity.

Compliance with Environmental Laws – Information regarding compliance with environmental laws is provided in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Risk Management,” and in Note 14 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Number of Employees – Sonoco had approximately 19,600 employees worldwide as of December 31, 2011.

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

(E) Available information –

The Company electronically files with the Securities and Exchange Commission (SEC) its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its periodic reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the “1934 Act”), and proxy materials pursuant to Section 14 of the 1934 Act. The SEC maintains a site on the Internet, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Sonoco also makes its filings available, free of charge, through its website, www.sonoco.com, as soon as reasonably practical after the electronic filing of such material with the SEC.

Executive Officers of the Registrant –

Name	Age	Position and Business Experience for the Past Five Years
Executive Committee
Harris E. DeLoach, Jr.	67	Chairman of the Board & Chief Executive Officer since 2010. Previously Chairman of the Board, President & Chief Executive Officer 2005-2010; President & Chief Executive Officer 2000-2005; Chief Operating Officer April-July 2000; Sr. Executive Vice President, Global Industrial Products/Paper/Molded Plastics 1999-2000; Executive Vice President, High Density Film, Industrial Container, Fibre Partitions, Protective Packaging, Sonoco Crellin and Baker Reels 1996-1999. Joined Sonoco in 1985.
M. Jack Sanders	58	President & Chief Operating Officer since 2010. Previously Executive Vice President, Consumer January-December 2010; Executive Vice President, Industrial 2008-2010; Sr. Vice President, Global Industrial Products 2006-2008; Vice President, Global Industrial Products January-October 2006; Vice President, Industrial Products, N.A. 2001-2006; Division Vice President & General Manager, Protective Packaging 1998-2001. Joined Sonoco in 1987.
Jim C. Bowen	61	(Retiring effective March 2012.) Sr. Vice President, Primary Materials Groups, N.A., since 2009. Previously Sr. Vice President, Sonoco Recycling and Internal Supply 2008-2009; Sr. Vice President 2002-2008; Sr. Vice President, Global Paper Operations 2000-2002. Joined Sonoco in 1972.
Vicki B. Arthur	54	Vice President, Protective Packaging, N.A. & Integration Leader since February 2012. Previously Vice President Global Corporate Accounts 2008-2012; Division Vice President, Global Corporate Accounts 2007-2008; Division Vice President & General Manager-Kraft 2005-2007; Staff Vice President & Treasurer 2002-2005. Joined Sonoco in 1984.
R. Howard Coker	49	Vice President, Global Rigid Paper & Closures since January 2011. Previously Vice President & General Manager, Rigid Paper & Closures, N.A. 2009-2011; Division Vice President & General Manager, Rigid Paper & Closures 2008-2009; Division Vice President & General Manager, Sonoco Phoenix 2006-2008; Director of Sales 2002-2005. Joined Sonoco in 1985.
John M. Colyer, Jr	51	Vice President, Global Paper & Industrial Converted Products since February 2012. Previously Vice President, Global Industrial Converting 2010-2012; Vice President North American Converted Products 2009-2010; Vice President, Industrial Converted Products N.A. 2008-2009; Division Vice President & General Manager, Industrial Products, N.A. 2006-2008; Division Vice President, Manufacturing, Industrial Products 2004-2006. Joined Sonoco in 1983.

FORM 10-K Sonoco 2011 Annual Report	7

Name	Age	Position and Business Experience for the Past Five Years
Rodger D. Fuller	50	Vice President, Global Rigid Plastics & Corporate Customers since October 2011. Previously Vice President, Global Rigid Paper & Plastics January-October 2011; Vice President, Global Rigid Paper & Closures 2008-2011; Vice President, Rigid Paper & Plastics N.A. 2005-2008; Division Vice President & General Manager, Consumer Products N.A. 2000-2005. Joined Sonoco in 1985.
Ronald G. Leach	54	Vice President, Global Protective Packaging since November 2011. Previously President & Chief Executive Officer, Tegrant Corporation 2007-2011; President, SCA Packaging N.A. 2003-2007; President and Chief Executive Officer, Alloyd Company, Inc., 2002-2003; Vice President of Operations, Alloyd Company, Inc. 2000-2002. Joined Sonoco in November 2011.
Allan H. McLeland	45	Vice President, Human Resources since January 2011. Previously Staff Vice President, Human Resources, Industrial 2010-2011; Director of Human Resources, Industrial 2009-2010; Director, Talent Management 2006-2009; Director, Organizational Development & Staffing 2002-2006. Joined Sonoco in 1993.
Marty F. Pignone	55	Vice President, Global Operating Excellence since October 2011. Previously Vice President, Global Manufacturing, Industrial 2008-2011; Vice President, Paper N.A. 2005-2008. Joined Sonoco in 1997.
Barry L. Saunders	52	Vice President & Chief Financial Officer since May 2011. Previously Vice President & Corporate Controller & Chief Accounting Officer 2008-2011; Staff Vice President & Corporate Controller & Chief Accounting Officer 2002-2008. Joined Sonoco in 1989.
Rob C. Tiede	53	Vice President Global Flexibles & Packaging Services since 2009. Previously Division Vice President & General Manager, Flexible Packaging 2007-2009; President Sonoco-CorrFlex 2004-2007. Joined Sonoco in 2004.
Other Corporate Officers
Ritchie L. Bond	55	Vice President, Treasurer & Corporate Secretary since February 2011. Previously Staff Vice President, Treasurer & Corporate Secretary 2009-2011; Staff Vice President & Treasurer 2005-2009. Joined Sonoco in 2005.
Bernard W. Campbell	62	Vice President & Chief Information Officer since 1996. Previously Staff Vice President, Information Services. Joined Sonoco in 1988.
James A. Harrell III	50	Vice President, Industrial Carriers N.A. since 2010. Previously Vice President & General Manager, Industrial Converted Products 2009-2010; Division Vice President & General Manager, Paper, N.A. 2008-2009; Staff Vice President, Global Operating Excellence, Industrial Products 2007-2008; Division Vice President, Industrial Products/ Paper, Europe 2002-2007. Joined Sonoco in 1985.
Kevin P. Mahoney	56	Sr. Vice President, Corporate Planning since February 2011. Previously Vice President, Corporate Planning 2000-2011. Joined Sonoco in 1987.
Robert L. Puechl	56	Vice President, Global Flexible Packaging since January 2011. Previously Vice President, Global Rigid Plastics 2010-2011; Division Vice President & General Manager, Molded Plastics 2008-2010; Division Vice President & General Manager, Molded Plastics & Caulk 2002-2008. Joined Sonoco in 1986.
Roger P. Schrum	56	Vice President, Investor Relations & Corporate Affairs since 2009. Previously Staff Vice President, Investor Relations & Corporate Affairs 2005-2009. Joined Sonoco in 2005.
Marcy J. Thompson	50	Vice President, Rigid Paper and Closures, N.A. since March 2011. Previously Division Vice President and General Manager, Sonoco Recycling, Inc. 2009-2011; Division Vice President and General Manager, Industrial Products Division, N.A. 2008-2009; Division Vice President, Sales and Marketing, Industrial, N.A. 2006-2009. Joined Sonoco in 2006.

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

The Company has incurred in the past, and may incur in the future, fines, penalties and legal costs relating to environmental matters, and costs relating to the damage of natural resources, lost property values and toxic tort claims. The Company has made expenditures to comply with environmental regulations and expects to make additional expenditures in the future. As of December 31, 2011, approximately $72.6 million was reserved for environmental liabilities. Such reserves are established when it is considered probable that the Company has some liability. In part because nearly all of the Company’s potential environmental liabilities are joint and severally shared with others, the Company’s maximum potential liability cannot be reasonably estimated. However, the Company’s actual liability in such cases may be substantially higher than the reserved amount. Additional charges could be incurred due to changes in law, or the discovery of new information, and those charges could have a material adverse effect on operating results.

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

Domestic sales accounted for approximately 63% of the Company’s consolidated revenues in 2011. Even with the Company’s diversification across various markets and customers, due to the nature of the Company’s products and services, general economic downturns can have an adverse impact on the Company’s reported results.

Conditions in foreign countries where the Company operates may reduce earnings.

The Company has operations throughout North and South America, Europe, Australia and Asia, with facilities in 34 countries. In 2011, approximately 37% of consolidated sales came from operations and sales outside of the United States. Accordingly, economic conditions, political situations, and changing laws and regulations in those countries may adversely affect revenues and income.

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

The Company has an aggregate projected benefit obligation for its defined benefit plans of approximately $1.6 billion. The calculation of this obligation is sensitive to the underlying discount rate assumption.

FORM 10-K Sonoco 2011 Annual Report	9

Reductions in the long-term yield of high-quality debt instruments would result in a higher projected benefit obligation and higher net periodic benefit cost. A higher projected benefit obligation may result in a change in funded status that significantly reduces shareholders’ equity. The Company has total assets of approximately $1.2 billion funding a portion of the projected benefit obligation. Decreases in fair value of these assets may result in higher net periodic benefit costs and changes in the funded status that significantly reduce shareholders’ equity.

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

The Company operates a $350 million commercial paper program, supported by a five-year bank credit facility of an equal amount committed by a syndicate of eight banks until October 2015. In the event that disruptions in global credit markets were to become so severe that the Company was unable to issue commercial paper, it has the contractual right to draw funds directly on the underlying bank credit facility. The Company believes that the lenders have the ability to meet their obligations under the facility. However, if these obligations are not met, the Company may be forced to seek more costly or cumbersome forms of credit. Should such credit be unavailable for an extended time, it would significantly affect the Company’s ability to operate its business and execute its plans. In addition, the Company’s customers may experience liquidity problems as a result of the current economic environment that could negatively affect the Company’s ability to collect receivables and maintain business relationships.

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

Item 2. Properties

The Company’s corporate offices are owned and operated in Hartsville, South Carolina. There are 105 owned and 84 leased facilities used by operations in the Paper and Industrial Converted Products segment, 33 owned and 46 leased facilities used by operations in the Consumer Packaging segment, four owned and 18 leased facilities used by operations in the Packaging Services segment, and 12 owned and 32 leased facilities used by the Protective Packaging segment. Europe, the most significant foreign geographic region in which the Company operates, has 52 manufacturing locations.

Item 3. Legal proceedings

The Company has been named as a potentially responsible party (PRP) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing agreements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites cannot be determined. As of December 31, 2011 and 2010, the Company had accrued $72.6 million and $62.0 million, respectively, related to environmental contingencies. The Company periodically re-evaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.

Fox River

The Company believes the environmental issues regarding the Fox River, which are discussed below in some detail, currently represent the Company’s greatest loss exposure for alleged environmental liability. The Company also believes that all of its exposure to such liability for the Fox River is contained within its wholly owned subsidiary, U.S. Paper Mills Corp. (U.S. Mills). Accordingly, regardless of the amount of liability that U.S. Mills may ultimately bear, the Company believes its maximum additional pretax loss for Fox River issues will essentially be limited to the equity position of U.S. Mills, which was approximately $87 million at December 31, 2011.

The extent of U.S. Mills’ potential liability remains subject to many uncertainties. The Company periodically re-evaluates U.S. Mills’ potential liability and the appropriate reserves based on information available to it. U.S. Mills’ eventual liability, which may be paid out over several years, will depend on a number of factors. In general, the most significant factors include: (1) the total remediation costs for the sites

10

for which U.S. Mills is found to have liability and the share of such costs U.S. Mills is required to bear; (2) the total natural resource damages for such sites and the share of such costs U.S. Mills is required to bear; and (3) U.S. Mills’ costs to defend itself in this matter.

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

The governmental entities making such claims against U.S. Mills and the other PRPs have been coordinating their actions, including the assertion of claims against the PRPs. Additionally, certain claimants have commenced a related natural resource damage lawsuit against U.S. Mills and the other PRPs.

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

In the course of the ongoing design work, additional sampling and data analysis identified elevated levels of PCBs in certain areas of OU 4 near the U.S. Mills’ De Pere plant (the OU 4 hotspot). In November 2005, the Governments notified U.S. Mills and NCR that they would be required to design and undertake a removal action that would involve dredging, dewatering and disposing of the PCB-contaminated sediments from the OU 4 hotspot. In furtherance of this notification, on April 12, 2006, the United States and the State of Wisconsin sued NCR and U.S. Mills in the U.S. District Court for the Eastern District of Wisconsin in Milwaukee (Civil Action No. 06-C-0484). NCR and U.S. Mills agreed to a Consent Decree with the United States and the State of Wisconsin pursuant to which the site is to be cleaned up on an expedited basis and NCR and U.S. Mills started removing contaminated sediment in May 2007. Although the defendants specifically did not admit liability for the allegations of the complaint, they are bound by the terms of the Consent Decree.

NCR and U.S. Mills reached agreement between themselves that each would fund 50% of the costs of remediation of the OU 4 hotspot, which from 2006, when project implementation began, through the end of 2011 has totalled slightly more than $25 million. U.S. Mills’ environmental reserve at December 31, 2011, includes $3.2 million for its share of the estimated remaining costs under the funding agreement for remediation of the OU 4 hotspot. The actual costs associated with cleanup of this particular site are dependent upon many factors, and it is reasonably possible that remediation costs could be higher than the current estimate of project costs. Under the terms of the agreement, the parties reserved their rights to make claims against each other, as well as third parties, to reallocate the remediation costs of the Site. Accordingly, the Company’s ultimate share of the liability for remediation of the Site could be greater or less than 50% of the total cost.

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

FORM 10-K Sonoco 2011 Annual Report	11

contamination in the section of the Fox River located adjacent to its plant was not caused by U.S. Mills.

In May/June 2005, U.S. Mills first learned of elevated levels of PCBs in the Fox River adjacent to its De Pere plant (the OU 4 hotspot). U.S. Mills, while still not believing its De Pere plant was the source of this contamination, entered into the consent decree to remediate the OU 4 hotspot as discussed above.

In June 2006, U.S. Mills first received the results of tests it initiated on the U.S. Mills property that suggested that the De Pere plant may have processed as part of its furnish more than the de minimis amounts of PCB-contaminated paper reflected in the records available to the Company. This information seemed to contradict the Company’s previous understanding of the history of the De Pere plant. Based on these most recent findings, it is possible that U.S. Mills might be responsible for a larger portion of the remediation than previously anticipated. The total estimated cost set forth in the ROD for remediation of OU 4 was approximately $257.5 million and the estimated cost of monitoring OU 5 was approximately $40 million (a 2007 amendment to the ROD estimated the cost of OUs 2 – 5 at $390 million). There are two alleged PRPs located in OU 4 (of which the smaller is the plant owned by U.S. Mills). It is possible that U.S. Mills and the owners of the other plant, together with NCR, the original generator of the carbonless copy paper, could be required to bear a majority of the remediation costs of OU 4, and share with other PRPs the cost of monitoring OU 5. U.S. Mills has discussed possible remediation scenarios with other PRPs who have indicated that they expect U.S. Mills to bear an unspecified but meaningful share of the costs of OU 4 and OU 5.

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

On June 12, 2008, NCR and Appleton Papers, Inc. (API), as plaintiffs, commenced suit in the United States District Court for the Eastern District of Wisconsin (No. 08-CV-0016-WCG) against U.S. Mills, as one of a number of defendants, seeking a declaratory judgment allocating among all the parties the costs and damages associated with the pollution and cleanup of the Lower Fox River. The suit also seeks damages from the defendants for amounts already spent by the plaintiffs, including natural resource damages, and future amounts to be spent by all parties with regard to the pollution and cleanup of the Lower Fox River. The court limited discovery to information regarding when each party knew, or should have known, that recycling NCR brand carbonless paper would result in the discharge of PCBs to a water body and what action, if any, each party took to avoid the risk of further contamination. On December 16, 2009, the court issued an order which concluded that, under the equities of the case, NCR and API were not entitled to any contribution from U.S. Mills and other defendants, thereby granting the defendants’ motions for summary judgment and denying the plaintiffs’ motions for summary judgment. Although an order has been issued by the court, no appealable final judgment has been entered yet; nevertheless, NCR has reported that it intends to appeal the ruling, presumably after entry of the final judgment. Subsequent to the December 2009 ruling, U.S. Mills and other defendants made motions to have the court rule that, on the same basis as the December 2009 ruling, NCR would be responsible for any costs that U.S. Mills and the other defendants might incur, past, present and future. These motions have been granted by the court, but are also subject to being appealed. U.S. Mills plans to continue to defend the suit vigorously.

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

As of December 31, 2011, U.S. Mills’ environmental reserve for potential liabilities associated with the remediation of OUs 2 – 5 (not including amounts accrued for remediation of the OU 4 hotspot) totaled $53.6 million. Because of the continuing uncertainties in the estimated costs of remediation and continuing uncertainties surrounding U.S. Mills’ allocable share, including a potentially favorable resolution, it is impossible to state with any reasonable degree of certainty that any estimate is a better estimate than the amount recorded. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the

12

Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional pretax exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $87 million at December 31, 2011.

The actual costs associated with cleanup of the Fox River site are dependent upon many factors, and it is reasonably possible that total remediation costs could be higher than the current estimates of project costs, which range from $390 million to more than $600 million for OUs 2 – 5. Some, or all, of any costs incurred by U.S. Mills may be subject to recoupment from other parties, but no amounts have been recognized in the financial statements of the Company for any such potential recoveries. Given the ongoing remedial design work being conducted, and the initial stages of remediation, it is possible there could be some additional changes to some elements of the reserve within the next year or thereafter, although that is difficult to predict.

Similarly, U.S. Mills does not have a basis for estimating the possible cost of any natural resource damage claims against it. Accordingly, reserves have not been provided for this potential liability. However, for the entire river remediation project, the lowest estimate in the Governments’ 2000 report on natural resource damages was $176 million. Nevertheless, the court has ruled, subject to appeal, that natural resource damages are recoverable by U.S. Mills and other PRPs from NCR.

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

Additional information regarding legal proceedings is provided in Note 14 to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Item 4. Mine safety disclosures

Not applicable.

FORM 10-K Sonoco 2011 Annual Report	13

Part II

Item 5. Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

The Company’s common stock is traded on the New York Stock Exchange under the stock symbol “SON.” As of December 31, 2011, there were approximately 50,000 shareholder accounts. Information required by Item 201(d) of Regulation S-K can be found in Part III, Item 12 of this Annual Report on Form 10-K. The following table indicates the high and low sales prices of the Company’s common stock for each full quarterly period within the last two years as reported on the New York Stock Exchange, as well as cash dividends declared per common share:

	High	Low	Cash Dividends
2011
First Quarter	$36.89	$33.96	$.28
Second Quarter	$36.95	$32.71	$.29
Third Quarter	$36.05	$27.62	$.29
Fourth Quarter	$33.64	$26.10	$.29

2010
First Quarter	$31.86	$26.17	$.27
Second Quarter	$35.87	$28.83	$.28
Third Quarter	$34.00	$29.66	$.28
Fourth Quarter	$35.04	$31.75	$.28

The Company made the following purchases of its securities during the fourth quarter of 2011:

Issuer purchases of equity securities

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs[2]
10/03/11 – 11/06/11	14,912	$31.90	—	5,000,000
11/07/11 – 12/04/11	—	—	—	5,000,000
12/05/11 – 12/31/11	16,141	$32.37	—	5,000,000
Total	31,053	$32.14	—	5,000,000
[1]

A total of 31,053 common shares were repurchased in the fourth quarter of 2011 related to shares withheld to satisfy employee tax withholding obligations in association with the exercise of certain share-based compensation awards. These shares were not repurchased as part of a publicly announced plan or program.

[2]

On April 19, 2006, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. This authorization rescinded all previous existing authorizations and does not have a specific expiration date. From December 2010 through March 2011, a total of 2,000,000 shares were repurchased under this program. On April 20, 2011, the Company’s Board of Directors reinstated 2,000,000 shares to its authorization, returning the total number of shares available for future repurchase to 5,000,000 as of that date. No shares were repurchased under this authorization subsequent to this reinstatement; accordingly, a total of 5,000,000 shares remained available for repurchase at December 31, 2011.

The Company did not make any unregistered sales of its securities during 2011.

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

	Years ended December 31
(Dollars and shares in thousands except per share data)	2011	2010	2009	2008	2007
Operating Results
Net sales	$4,498,932	$4,124,121	$3,597,331	$4,122,385	$4,039,992
Cost of sales and operating expenses	4,139,626	3,761,945	3,317,744	3,772,751	3,695,917
Restructuring/Asset impairment charges	36,826	23,999	26,801	100,061	36,191
Interest expense	41,832	37,413	40,992	53,401	61,440
Interest income	(3,758)	(2,307)	(2,427)	(6,204)	(9,182)
Loss from the early extinguishment of debt	—	48,617	—	—	—
Income before income taxes	284,406	254,454	214,221	202,376	255,626
Provision for income taxes	78,423	64,485	66,818	54,797	55,186
Equity in earnings of affiliates, net of tax	(12,061)	(11,505)	(7,742)	(9,679)	(11,586)
Net income	218,044	201,474	155,145	157,258	212,026
Net (income)/loss attributable to noncontrolling interests	(527)	(421)	(3,663)	7,350	2,130
Net income attributable to Sonoco	$217,517	$201,053	$151,482	$164,608	$214,156
Per common share
Net income attributable to Sonoco:
Basic	$2.15	$1.98	$1.50	$1.64	$2.13
Diluted	2.13	1.96	1.50	1.63	2.10
Cash dividends	1.15	1.11	1.08	1.07	1.02
Weighted average common shares outstanding:
Basic	101,071	101,599	100,780	100,321	100,632
Diluted	102,173	102,543	101,029	100,986	101,875
Actual common shares outstanding at December 31	100,211	100,510	100,149	99,732	99,431
Financial Position
Net working capital	$476,308	$376,867	$190,934	$231,794	$269,598
Property, plant and equipment, net	1,020,291	944,136	926,829	973,442	1,105,342
Total assets	3,986,170	3,281,014	3,062,580	3,086,466	3,340,243
Long-term debt	1,232,966	603,941	462,743	656,847	804,339
Total debt	1,286,632	620,890	580,796	689,825	849,538
Total equity	1,425,408	1,507,693	1,380,630	1,174,518	1,463,486
Current ratio	1.6	1.5	1.2	1.3	1.4
Total debt to total capital[1]	47.4%	29.2%	29.6%	37.0%	36.7%

[1]	Calculated as total debt divided by the sum of total debt and total equity.

FORM 10-K Sonoco 2011 Annual Report	15

Item 7. Management’s discussion and analysis of financial condition and results of operations

General overview

Sonoco is a leading manufacturer of consumer and industrial packaging products and provider of packaging services with 349 locations in 34 countries. The Company’s operations are organized, managed and reported in four segments, Consumer Packaging, Paper and Industrial Converted Products, Protective Packaging and Packaging Services. Generally, the Company serves two broad end-use markets, consumer and industrial, which, period to period, can exhibit different economic characteristics from each other. Geographically, approximately 63% of sales are generated in the United States, 17% in Europe, 9% in Canada and 11% in other regions.

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

The Company’s financial goals are, over the next three to four years, to grow sales to $5.5 billion to $6 billion, improve margins on earnings before interest and taxes to 10% to 10.5% and increase return on net assets employed to 12.5%. The Company’s expected growth drivers continue to be organic sales growth, geographic expansion and strategic acquisitions. Sales of existing products and services are targeted to grow by about $300 million during this period and new product sales are targeted to add an additional $350 million to revenues. Future acquisitions are targeted to add up to $500 million more in annual sales. During 2011, sales volume grew about 1%; however, the Company added an expected $465 million in annualized revenue through acquisitions primarily related to Tegrant.

The Company’s plan to improve margins focuses on leveraging fixed costs, improving productivity, maintaining a positive price/cost relationship (raising selling price at least enough to recover inflation in material, energy and freight costs) and improving underperforming operations.

Use of Non-GAAP financial measures

To assess and communicate the financial performance of the Company, Sonoco management uses, both internally and externally, certain financial performance measures that are not in conformance with generally accepted accounting principles (“non-GAAP” financial measures). These non-GAAP financial measures reflect the Company’s GAAP operating results adjusted to remove restructuring, asset impairment, acquisition-related costs, debt tender charges and other items, if any, the exclusion of which management believes improves the period-to-period comparability and analysis of the underlying financial performance of the business. The adjusted non-GAAP results are identified using the term “base,” for example, “base earnings.”

The Company’s base financial performance measures are not in accordance with, nor an alternative for, measures conforming to generally accepted accounting principles and may be different from non-GAAP measures used by other companies. The Company uses the non-GAAP “base” performance measures presented herein for internal planning and forecasting purposes, to evaluate its ongoing operations, and to evaluate the ultimate performance of management and each business unit against plan/forecast.

Reconciliations of GAAP to base results are presented on pages 19 and 20 in conjunction with management’s discussion and analysis of the Company’s results of operations. Whenever reviewing a non-GAAP financial measure, readers are encouraged to review the related reconciliation fully to understand how it differs from the related GAAP measure.

2011 overview

2011 proved to be a challenging year. In addition to an unexpected decline in industrial-related volumes in the fourth quarter, the Company faced escalating raw material, energy, freight and other costs during the year and productivity was well below its historical standards. Despite these significant headwinds, Sonoco achieved record sales while achieving the second highest base earnings before interest and taxes and third highest base earnings in Company history. Furthermore, the Company completed the acquisition of Tegrant Holding Corp. (“Tegrant”), which provides the Company with a new growth platform and establishes it as a leading custom-engineered, multi-material protective packaging provider in North America.

For 2011, net income attributable to Sonoco was $217.5 million, compared with $201.1 million for 2010. Earnings in 2011 were negatively impacted by $16.1 million, after tax, due to the following (all amounts are after tax): restructuring expenses and impairment charges of $25.5 million, acquisition-related costs of $6.6 million, and acquisition inventory step-up costs of $2.0 million, offset by a $3.1 million gain on insurance proceeds in excess of recognized fire damaged property losses and a gain of $15.0 million due to reduction in tax expense resulting from valuation allowance adjustments on deferred tax assets. Earnings in 2010 were negatively impacted by a $31.6 million after-tax charge related to the Company’s debt tender completed in November. Under the tender, the Company paid $293.3 million to retire bonds with a total face value of $244.1 million. Also impacting 2010 results were a total of $16.9 million in after-tax asset impairment, restructuring and acquisition charges, partially offset by tax benefits of $5.5 million related to the clarification of a 2009 tax law change in Mexico and a $4.7 million tax benefit related to the release of a valuation allowance.

2011 base earnings were $233.6 million ($2.29 per diluted share), compared with $239.4 million ($2.34 per diluted share) in 2010. This 2% year-over-year decline was the result of a negative mix of business, higher labor and other costs, and a higher effective tax rate, partially

16

offset by productivity gains and lower pension and management incentive costs. Higher prices were able to offset increases in the cost of materials, energy and freight.

Sales grew to a record $4.5 billion, up $375 million, or 9%, year over year. Higher selling prices and acquisitions were key drivers and together accounted for more than 80% of the increase. Volume was up 1% compared to 2010 levels, but was largely offset by negative mix. Higher selling prices were principally driven by higher prices paid for recovered paper, plastic resins and tinplate steel.

Overall gross profit margin decreased to 16.8%, compared with 18.6% in 2010. This decrease was primarily due to negative mix and the impact of inflation in labor and other costs more than offsetting productivity improvements as well as the pass through of higher material, energy and freight costs without margin.

The consolidated effective tax rate was 27.6%, compared with 25.3% in 2010 and the effective tax rate on base earnings was 32.5% in 2011, compared with 30.8% in 2010. Both increases were primarily due to the non-recurring release of reserves for uncertain tax positions in 2010, the unfavorable effect of timing differences on the manufacturing deduction, and income tax credits received in 2010 that were not available in 2011. Partially offsetting the increases was a benefit in 2011 from deferred tax valuation adjustments.

The aggregate unfunded position of the Company’s various defined benefit plans increased from $334 million at December 31, 2010, to $433 million at the end of 2011 as contributions of $142 million were offset by higher liabilities due to lower discount rates and 2011 investment returns that were weaker than the actuarial assumptions.

The Company generated $245 million in cash from operations during 2011, compared with $375 million generated in 2010. The majority of the year-over-year decline is attributable to higher 2011 pension contributions partially offset by a smaller amount of cash used to fund working capital increases.

Several 2011 and 2010 debt transactions have significantly altered the Company’s long-term debt portfolio. In November 2011, the Company issued $500 million of senior unsecured notes consisting of $250 million of 4.375% Notes due 2021 and an additional $250 million of its 5.75% Notes due 2040. These funds were used for the Tegrant acquisition. Additionally, the Company entered into a $150 million three-year term loan agreement, using a substantial portion of the proceeds to reduce outstanding commercial paper and the remainder for the Tegrant acquisition. In November 2010, the Company issued $350 million of 5.75% bonds due November 2040. In a concurrent tender offer, the Company retired, at a cost of $293.3 million, portions of three separate outstanding debt issues, with a principal amount of $244.1 million. In addition, the Company repaid $100 million of bonds that matured in November 2010. See Note 8 to the Consolidated Financial Statements for further details.

2012 outlook

Entering 2012, the Company is cautious regarding the future pace and sustainability of global economic improvements. Management is focused on continuing to implement targeted growth projects, particularly in our consumer-related businesses, fully integrating Tegrant while achieving the targeted annualized synergies of up to $12 million, improving productivity and continuing to drive cost reduction throughout our businesses.

The Company expects sales demand will improve from the levels experienced during the past several months as the economy continues to slowly recover, leading to year-over-year volume growth, excluding Tegrant, of approximately 1%. Projected revenue in 2012 is expected to be higher than 2011 by approximately $450 million, reflecting increases due to acquisitions, primarily Tegrant, volume and, to a lesser degree, price; partially offset by currency exchange rates. Management expects productivity improvements will provide a greater benefit to earnings in 2012 than in 2011, which, together with a moderately positive price/cost relationship, are expected to offset increases in labor, fixed overhead, pension and other costs, and result in improved profit margins.

Benefit plan expense is expected to increase by approximately $14 million in 2012, due primarily to higher actuarial loss amortization expense. Total contributions to the Company’s domestic and international pension and postretirement plans are expected to be approximately $73 million.

The consolidated effective tax rate on base earnings is expected to be approximately 33.6% in 2012 as a result of a larger proportion of earnings taxed at higher U.S. rates and the 2011 benefits from tax reserve releases and non-taxable life insurance proceeds not expected to recur.

Acquisitions and joint ventures

The Company completed five acquisitions during 2011 at an aggregate cost of $566.9 million in cash. The most significant of these was the November 8, 2011 acquisition of privately held Tegrant Holding Corp. (“Tegrant”), a leading provider of highly engineered protective, temperature-assured and retail security packaging solutions. Tegrant, headquartered in DeKalb, Illinois, operates more than 30 manufacturing, design and testing facilities in the United States, Mexico, and Ireland and employs more than 2,000 persons. Tegrant operates three strategic business units. ProtexicTM Brands, the largest business unit, is a manufacturer of molded expanded foam serving a number of industries including high technology, consumer electronics, automotive, appliances, and medical devices. Tegrant’s Thermosafe® Brands unit is a leading provider of temperature-assured solutions, primarily used in packaging temperature-sensitive pharmaceuticals and food. Tegrant’s Alloyd Brands® business unit is a leading manufacturer and designer of high-visibility packaging, printed products, sealing equipment, and tooling for retail and medical markets. The cost of the Tegrant acquisition was $550.0 million in cash, subject to final adjustment for changes in net working capital levels to the date of the closing. The acquisition was funded with proceeds from the issuance of senior unsecured debentures and a portion of the proceeds from a new three-year term loan. The Tegrant acquisition is expected to generate annualized sales of approximately $460 million in the Company’s newly formed Protective Packaging segment.

Also during 2011, the Company completed the acquisitions of several small tube and core businesses in New Zealand and Australia at a total cost of $7.2 million in cash, a rigid paperboard containers business in the United Kingdom at a cost of $4.7 million in cash, and a recycling business in Greenville, South Carolina, at a cost of $5.0 million in cash. The acquisitions of these businesses are expected to gen-

FORM 10-K Sonoco 2011 Annual Report	17

erate annual sales of approximately $24.5 million for the Paper and Industrial Converted Products segment and $10 million for the Consumer Packaging segment.

The Company completed four acquisitions during 2010 at a recorded cost of $138.3 million, of which $137.8 million was paid in cash with the remainder representing contingent consideration expected to be paid in future periods. These acquisitions consisted of Associated Packaging Technologies, Inc. (APT), a supplier of thermoformed containers to the frozen food industry (Consumer Packaging segment), Madem Reels USA, Inc., a manufacturer of nailed wood and plywood reels for the wire and cable industry (Paper and Industrial Converted Products segment), and two small tubes and cores businesses in Canada and Greece (Paper and Industrial Converted Products segment). At the time of the acquisition, APT operated four manufacturing facilities (two in the United States, one in Canada and one in Ireland) and employed more than 400 persons. The all-cash purchase price of APT, including the cost of paying off various obligations, was approximately $120.0 million. The all-cash purchase price for Madem Reels was $10.7 million, plus contingent consideration of $0.5 million which was paid in the first quarter of 2011. The aggregate cost of the Canadian and Greek tube and core businesses was $7.1 million in cash.

The Company completed one acquisition during 2009 at a recorded cost of $7.2 million, of which $5.0 million was paid in cash with the remainder representing contingent consideration expected to be paid in future periods. This acquisition of the plastic spools and reels assets and business of EconoReel Corporation of Logan, Utah, and its controlled subsidiary, Southern Reel, is included in the Paper and Industrial Converted Products segment. Also in 2009, the Company paid an additional $0.5 million in contingent consideration for its 2008 acquisition of Amtex Packaging, Inc.

The Company has accounted for these acquisitions as purchases and, accordingly, has included their results of operations in the Company’s consolidated statements of net income from the respective dates of acquisition.

See Note 3 to the Consolidated Financial Statements for further information about acquisition activities.

Restructuring and asset impairment charges

Due to its geographic footprint (349 locations in 34 countries) and the cost-competitive nature of its businesses, the Company is constantly seeking the most cost-effective means and structure to serve its customers and to respond to fundamental changes in its markets. As such, restructuring costs have been and are expected to be a recurring component of the Company’s operating costs. The amount of these costs can vary significantly from year to year depending upon the scope and location of the restructuring activities.

The following table recaps the impact of restructuring and asset impairment charges on the Company’s net income for the periods presented (dollars in thousands):

	Year Ended December 31
	2011	2010	2009
Exit costs:
2011 Actions	$20,861	$—	$—
2010 Actions	628	5,528	—
2009 Actions	1,858	6,443	21,380
Earlier Actions	962	2,067	9,771
Asset impairments/(sales):
Operating assets	12,517	9,961	(4,350)
Total charges	$36,826	$23,999	$26,801
Income tax benefit	(11,506)	(9,295)	(8,458)
Equity method investments, net of tax	17	671	908
Impact of noncontrolling interests, net of tax	200	139	3,787
Total impact of restructuring/asset impairment charges, net of tax	$25,537	$15,514	$23,038

During 2011, the Company announced the closures of a flexible packaging facility in Canada, a thermoformed plastic packaging facility in Canada, a tube and core facility in France, and both a fulfillment service center and a point-of-purchase display manufacturing facility in the United States. The Company also sold two small businesses, a plastics operation in Brazil and a tubes and cores operation in the United States, and realigned its fixed cost structure resulting in the elimination of approximately 160 positions.

During 2010, the Company recorded a pretax asset impairment charge of $12.6 million pursuant to notification from a large customer that the Company’s contract to provide certain packaging would not be renewed in its entirety. The expected loss of business caused the Company to conclude that certain affected assets in its Consumer Packaging segment had been impaired. This loss was partially offset by net gains of $2.6 million, arising principally from the sale of land and buildings at previously closed sites within Europe.

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

The Company expects to recognize future additional costs totaling approximately $10.3 million in connection with previously announced restructuring actions. The Company believes that the majority of these charges will be incurred and paid by the end of 2012. As noted above, the Company regularly evaluates its cost structure, including its manufacturing capacity, and additional restructuring

18

actions may be undertaken. Restructuring and asset impairment charges are subject to significant fluctuations from period to period due to the varying levels of restructuring activity and the inherent imprecision in the estimates used to recognize the impairment of assets and the wide variety of costs and taxes associated with severance and termination benefits in the countries in which the Company operates.

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

As of December 31, 2011 and 2010, the Company (and its subsidiaries) had accrued $72.6 million and $62.0 million, respectively, related to environmental contingencies. The year-over-year increase reflects liabilities assumed with the acquisition of Tegrant. Of the amounts accrued at December 31, 2011 and 2010, a total of $56.8 million and $58.7 million relate to U.S. Mills, respectively. The range of possible loss on U.S. Mills’ liability for Fox River is uncertain and, while the upper end of the range may exceed the net worth of U.S. Mills, the Company believes the maximum additional exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $87 million at December 31, 2011.

See “Item 3. Legal Proceedings” and Note 14 to the Consolidated Financial Statements for a more detailed discussion of environmental matters affecting the Company.

Reconciliations of GAAP to Non-GAAP financial measures

The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures for each of the years presented:

Reconciliation of GAAP to Non-GAAP financial measures

	For the year ended December 31, 2011
Dollars and shares in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Acquisition Related Cost	Tax Related Adjustments & Other(1)	Base
Income before interest and income taxes	$322,480	$36,826	$12,290	$(4,953)	$366,643
Interest expense, net	38,074	—	—	—	38,074
Income before income taxes	$284,406	$36,826	$12,290	$(4,953)	$328,569
Provision for income taxes	78,423	11,506	3,667	13,146	106,742
Income before equity in earnings of affiliates	$205,983	$25,320	$8,623	$(18,099)	$221,827
Equity in earnings of affiliates, net of tax	12,061	17	—	—	12,078
Net income	$218,044	$25,337	$8,623	$(18,099)	$233,905
Less: Net (income)/loss attributable to noncontrolling interests, net of tax	(527)	200	—	—	(327)
Net income attributable to Sonoco	$217,517	$25,537	$8,623	$(18,099)	$233,578
Per diluted common share	$2.13	$0.25	$0.09	$(0.18)	$2.29
(1)

Consists of insurance settlement gains on a facility destroyed by fire in 2010 totaling $4,953 pretax ($3,130 after tax) and reductions in tax expense from valuation allowance adjustments on deferred tax assets totaling $14,969.

FORM 10-K Sonoco 2011 Annual Report	19

Reconciliation of GAAP to Non-GAAP financial measures

	For the year ended December 31, 2010
Dollars and shares in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Acquisition Related Cost	Tax Related Adjustments & Other(1)	Base
Income before interest and income taxes	$338,177	$23,999	$1,909	$—	$364,085
Interest expense, net	35,106	—	—	—	35,106
Loss from early extinguishment of debt	(48,617)	—	—	48,617	—
Income before income taxes	$254,454	$23,999	$1,909	$48,617	$328,979
Provision for income taxes	64,485	9,295	558	27,089	101,427
Income before equity in earnings of affiliates	$189,969	$14,704	$1,351	$21,528	$227,552
Equity in earnings of affiliates, net of tax	11,505	671	—	—	12,176
Net income	$201,474	$15,375	$1,351	$21,528	$239,728
Less: Net (income)/loss attributable to noncontrolling interests, net of tax	(421)	138	—	—	(283)
Net income attributable to Sonoco	$201,053	$15,513	$1,351	$21,528	$239,445
Per diluted common share	$1.96	$0.15	$0.01	$0.22	$2.34
(1)

Consists of loss from the early extinguishment of debt of $48,617 pretax ($31,657 after tax), tax benefits related to a regulatory clarification of a 2009 tax law change in Mexico of $5,474, and tax benefits related to the release of a valuation allowance on capital loss carryforwards of $4,655.

Reconciliation of GAAP to Non-GAAP financial measures

	For the year ended December 31, 2009
Dollars and shares in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Mexico Tax Adjustment	Base
Income before interest and income taxes	$252,786	$26,801	$—	$279,587
Interest expense, net	38,565	—	—	38,565
Income before income taxes	$214,221	$26,801	$—	$241,022
Provision for income taxes	66,818	8,458	(5,287)	69,989
Income before equity in earnings of affiliates	$147,403	$18,343	$5,287	$171,033
Equity in earnings of affiliates, net of tax	7,742	908	—	8,650
Net income	$155,145	$19,251	$5,287	$179,683
Less: Net (income)/loss attributable to noncontrolling interests, net of tax	(3,663)	3,787	—	124
Net income attributable to Sonoco	$151,482	$23,038	$5,287	$179,807
Per diluted common share	$1.50	$0.23	$0.05	$1.78

Results of operations – 2011 versus 2010

Consolidated net sales for 2011 were $4.5 billion, a $375 million, or 9.1%, increase from 2010.

The components of the sales change were:

($ in millions)
Volume/Mix	$16
Selling price	176
Acquisitions	135
Currency exchange rate/Other	48
Total sales increase	$375

Higher selling prices and acquisitions were key drivers and together accounted for more than 80% of the sales increase. Although volume was modestly positive overall, results were mixed across the Company’s various businesses. Volume was essentially flat overall as a slight increase in consumer-related businesses was largely offset by other declines. The impact of higher selling prices was more predominant in the Paper and Industrial Converted Products segment, where the gains were principally driven by higher recovered paper prices. Significantly higher prices were also seen in the Consumer Packaging segment due to higher material costs, primarily plastic resins and tinplate steel. In addition, year-over-year sales benefited from acquisitions, primarily the June 2010 acquisition of Associated Packaging Technologies, Inc. (APT) and the November 2011 acquisition of Tegrant. Total domestic sales were $2.8 billion, up 6% from 2010 levels. International sales were $1.7 billion, up 15% from 2010.

20

Costs and expenses

Higher input prices, acquisitions and the impact of exchange rates combined to increase the Company’s 2011 total cost of sales from prior year levels. Market prices for recovered paper, the Company’s most significant raw material in dollar terms, were higher in 2011 than 2010. Prices paid for resins, metal, energy and freight were also up year over year. Acquisitions accounted for approximately $120 million of the year-over-year increase in reported cost of sales. Gross profit margins declined year over year due largely to negative mix and the impact of inflation in labor and other costs more than offsetting productivity improvements, which, while positive, were lower than recent years’ experience and management’s expectations.

In 2011, aggregate pension and postretirement expenses decreased $15.7 million to $36.9 million, versus $52.6 million in 2010. Approximately 75% of these expenses are reflected in cost of sales, with the balance in selling, general and administrative expenses. The lower expense resulted in part from higher total expected returns on assets due to the strong investment performance in 2010 and an $85 million contribution made on January 13, 2011. Also contributing to the year-over-year decrease was lower amortization expense resulting primarily from a plan amendment that split the U.S. qualified defined benefit plan into two separate plans, one including only active participants and another including only inactive participants. Actuarial losses on the combined plan in 2010 were amortized over the average remaining service life of the active participants. Following the split into two plans at the beginning of 2011, the basis for amortizing actuarial losses for the inactive plan changed to the average remaining life expectancy of the plan participants, a longer period of time than the average remaining service life of the active participants.

Selling, general and administrative expenses as a percentage of sales declined to 8.8% for the year from 9.8% in 2010, and decreased in total by $7.9 million year over year. This decrease in spending was largely due to lower incentive compensation costs, lower pension expense, and insurance proceeds partially offset by acquisitions and exchange rates.

Research and development costs, all of which were charged to expense, were $18.8 million and $17.8 million in 2011 and 2010, respectively. Management expects research and development spending in 2012 to be consistent with 2011 levels, excluding the impact of acquisitions on reported amounts.

Net interest expense totaled $38.1 million for the year ended December 31, 2011, compared with $35.1 million in 2010. The increase was due primarily to higher average debt levels. In November 2011, the Company issued $500 million of senior unsecured notes consisting of $250 million of 4.375% Notes due 2021 and an additional $250 million of its 5.75% Notes due 2040. These funds were used for the Tegrant acquisition. Additionally, the Company entered into a $150 million three-year Term Loan Agreement, using a substantial portion of the proceeds to reduce outstanding commercial paper and the remainder for the Tegrant acquisition. In November 2010, the Company issued $350 million of new 5.75% thirty-year bonds, and used the majority of the proceeds to tender for and redeem approximately 55% in principal amount of its other outstanding bonds. This debt extinguishment resulted in a pretax charge of $48.6 million in 2010.

Reportable segments

Beginning with the fourth quarter of 2011, the Company will report its financial results in four reportable segments in order to coincide with recent internal management and reporting changes, to better reflect its changing business mix, and to align with how certain businesses are managed following the recent acquisition of Tegrant. These four segments will consist of the same three reportable segments previously reported, each with relatively minor changes, and the addition of a fourth segment – Protective Packaging – which will consist of Tegrant and the Company’s legacy protective packaging business. The Company has restated segment operating results for 2010 in order to conform to the current presentation.

Consolidated operating profits, also referred to as “Income before income taxes” on the Consolidated Statements of Income, are comprised of the following:

($ in millions)	2011	2010	% Change
Consumer Packaging	$191.5	$196.0	(2.3)%
Paper and Industrial Converted Products	138.2	136.4	1.3%
Packaging Services	21.7	14.2	53.5%
Protective Packaging	15.2	17.5	(13.0)%
Restructuring/asset impairment charges	(36.8)	(24.0)	(53.4)%
Acquisition-related costs	(12.3)	(1.9)	(543.8)%
Property insurance gains	5.0	—	100.0%
Interest expense, net	(38.1)	(35.1)	(8.5)%
Loss from early extinguishment of debt	—	(48.6)	100.0%
Consolidated operating profits	$284.4	$254.5	11.8%

Segment results viewed by Company management to evaluate segment performance do not include restructuring charges, asset impairment charges, acquisition-related charges, debt tender charges, net interest expense, income taxes or certain other items, if any, the exclusion of which the Company believes improves comparability and analysis. Accordingly, the term “segment operating profits” is defined as the segment’s portion of “Income before income taxes” excluding restructuring charges, asset impairment charges, acquisition-related charges, debt tender charges and net interest expense. General corporate expenses, with the exception of restructuring charges, asset impairment charges, acquisition-related charges, debt tender charges, net interest expense and income taxes, have been allocated as operating costs to each of the Company’s reportable segments.

See Note 16 to the Company’s Consolidated Financial Statements for more information on reportable segments.

Consumer Packaging

($ in millions)	2011	2010	% Change
Trade sales	$1,977.3	$1,798.5	9.4%
Segment operating profits	191.5	196.0	(2.3)%
Depreciation, depletion and amortization	80.3	74.7	7.5%
Capital spending	60.8	66.3	(8.3)%

FORM 10-K Sonoco 2011 Annual Report	21

Sales increased year over year primarily due to higher selling prices, the July 2010 acquisition of APT, and increased volume of flexible packaging and plastics products. Overall segment volumes, excluding the acquisition of APT, were up slightly over 1%. Selling prices were higher throughout the segment, reflecting increases in the cost of most major inputs. Domestic sales were approximately $1,472 million, up 8.8%, or $119 million, from 2010, while international sales were approximately $505 million, up 13.2%, or $59 million, from 2010.

Segment operating profits decreased as the benefits of higher volume, productivity improvements and lower pension costs were more than offset by negative price/cost and other inflation. Higher materials costs, including paper, metal and resins accounted for the majority of the increase in total costs and fully offset the benefit of higher prices.

Significant capital spending in the Consumer Packaging segment included projects to increase rigid paper and rigid plastic container production capacity in the United States and productivity projects throughout the segment.

Paper and Industrial Converted Products

($ in millions)	2011	2010	% Change
Trade sales	$1,892.2	$1,744.0	8.5%
Segment operating profits	138.2	136.4	1.3%
Depreciation, depletion and amortization	86.6	84.4	2.6%
Capital spending	86.8	63.9	35.8%

Reported segment sales were up almost entirely due to higher selling prices and exchange rates. Increased volume in reels and paper were offset by lower tubes and cores volume in almost every region of the world on weaker demand. Tubes and cores market share is estimated to have remained relatively flat year over year. Higher selling prices, primarily due to higher average market costs for OCC, accounted for most of the reported revenue increase. Domestic sales increased $68 million, or 7.1%, to $1,026 million. International sales increased $81 million, or 10.3%, to $867 million, with approximately $47 million of the increase a result of favorable foreign exchange rates.

While relatively flat overall volume and a negative mix were a drag on operating results, they were more than offset by a positive price/cost relationship and productivity improvements. Lower pension expenses offset nearly all of the inflation seen in other costs. Although positive, productivity improvements were below both historical levels and management’s expectations for the year, due largely to volume that was both tepid and unpredictable, making it difficult to drive and maintain production efficiencies from period to period.

Significant capital spending included the modification of several paper machines, primarily in North America and Europe, productivity projects throughout the segment, and the replacement of a portion of the molded plug equipment destroyed by fire in 2010.

Packaging Services

($ in millions)	2011	2010	% Change
Trade sales	$471.5	$477.2	(1.2)%
Segment operating profits	21.7	14.2	52.8%
Depreciation, depletion and amortization	7.4	8.8	(15.9)%
Capital spending	4.6	8.3	(44.9)%

As a result of bidding activity conducted in the fourth quarter of 2009 by a major customer, the Company lost approximately $45 million of that customer’s annual business beginning in mid 2010. The year-over-year impact of this lost business totaled approximately $19 million in 2011. Further, another of the segment’s customers consolidated its business with another vendor beginning in July 2011. Growth from new business, largely in Poland and Mexico, was able to offset much of the 2011 revenue impact from the lost business. Domestic sales decreased to approximately $193 million, a 29.6% reduction, while international sales increased 36.9% to approximately $278 million. The increase in international sales was a result of increased service center volume in Poland and Mexico and, to a lesser extent, the impact of exchange rates.

Segment operating profits were higher as positive price/cost and mix, along with lower pension expense and overhead costs, all contributed to the year-over-year improvement. A customer relocation and the lost business mentioned above worked to reduce overhead costs while the mix of business during these transitions was favorable to segment profitability. In addition, 2011 operating profits benefited from non-recurring incentive payments related to the transition of business to the alternate vendor.

Capital spending included capacity expansion in South America and Poland, some manufacturing consolidation in the United States, as well as numerous productivity and customer development projects in the United States and Europe.

Protective Packaging

($ in millions)	2011	2010	% Change
Trade sales	$158.0	$104.4	51.3%
Operating profits	15.2	17.5	(13.1)%
Depreciation, depletion and amortization	5.6	1.8	211.1%
Capital spending	3.9	0.9	314.1%

Sales in the Protective Packaging segment increased due to the acquisition of Tegrant as volume was off approximately 8% in the Company’s legacy protective packaging business on weak demand, particularly in the appliance market. Domestic sales were approximately $130 million, up 71.1% from 2010, and international sales were approximately $28 million, essentially unchanged from 2010.

Operating profits in this segment decreased due primarily to lower volume and negative price/cost in the legacy business. The decrease was partially mitigated by productivity improvements, cost controls, favorable exchange rates and the inclusion of Tegrant’s post-acquisition results.

22

Capital spending included numerous productivity and customer development projects in the newly acquired Tegrant operations as well as the legacy protective packaging operations.

Financial position, liquidity and capital resources

Cash flow

Cash flow from operations totaled $245.3 million in 2011 and $375.1 million in 2010. Higher pension and postretirement plan contributions accounted for approximately $112.9 million of the year-over-year decrease.

Cash flow used by investing activities was $729.2 million in 2011, compared with $283.7 million in 2010. This increase was due to higher year-over-year acquisition spending driven primarily by the $550 million acquisition of Tegrant in November 2011. Additionally, capital spending increased to $173.4 million in 2011 from $145.9 million in 2010. Capital spending is expected to be approximately $190 million in 2012.

Net cash provided (used) by financing activities totaled $507.5 million in 2011, compared with $(116.6) million in 2010. During the fourth quarter of 2011, the Company issued $500 million of senior unsecured notes consisting of $250 million of new 4.375% Notes due 2021, and an additional $250 million of its 5.75% Notes due 2040. These funds were used for the Tegrant acquisition. Additionally, the Company entered into a $150 million three-year term loan agreement, using a substantial portion of the proceeds to reduce outstanding commercial paper and the remainder for the Tegrant acquisition. Cash dividends increased 2.9% to $115.0 million in 2011 from $111.8 million in 2010, and the Company repurchased approximately 1.3 million shares of its common stock at a cost of $49.4 million during 2011. Net proceeds from the exercise of stock awards totaled $21.3 million in 2011, compared with $23.2 million in 2010. Net borrowings increased $660.9 million in 2011, compared with $42.4 million in 2010.

Current assets increased year over year by $155.3 million to $1,312.8 million at December 31, 2011. The increase resulted primarily from higher levels of trade accounts receivable and inventory due to the acquisition of Tegrant. Current liabilities increased year over year by $55.8 million to $836.5 million at December 31, 2011, primarily due to the Tegrant acquisition and an increase in the current portion of long-term debt. These increases were partially offset by lower trade accounts payable (excluding Tegrant) and lower accruals for management incentives. The Company’s current ratio was 1.6 at December 31, 2011, and 1.5 at December 31, 2010.

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

Contractual obligations

The following table summarizes contractual obligations at December 31, 2011:

	Payments Due In
($ in millions)	Total	2012	2013-2014	2015-2016	Beyond 2016	Uncertain
Debt obligations	$1,286.6	$53.7	$259.9	$107.4	$865.6	$—
Interest payments[1]	1,201.9	64.6	120.5	110.4	906.4	—
Operating leases	114.4	36.9	44.3	21.9	11.3	—
Income tax contingencies[2]	27.4	—	—	—	—	27.4
Purchase obligations[3]	253.4	73.3	106.9	33.4	39.8	—
Total contractual obligations[4]	$2,883.7	$228.5	$531.6	$273.1	$1,823.1	$27.4
[1]	Includes interest payments on outstanding fixed-rate, long-term debt obligations, as well as financing fees on the backstop line of credit.
[2]	Due to the nature of this obligation, the Company is unable to estimate the timing of the cash outflows.
[3]	Includes only long-term contractual commitments. (Does not include short-term obligations for the purchase of goods and services used in the ordinary course of business.)
[4]	Excludes potential cash funding requirements of the Company’s retirement plans and retiree health and life insurance plans.

Capital resources

The Company’s total debt at December 31, 2011 was $1,286.6 million, a year-over-year increase of $665.7 million. The increase was due to additional borrowings and the impact of foreign exchange rates.

During the fourth quarter of 2011, the Company issued $500 million of senior unsecured notes consisting of $250 million of 4.375% Notes due 2021 and an additional $250 million of its 5.75% Notes due 2040. Proceeds from the issuance of these notes were used to fund the Tegrant acquisition. Additionally, the Company entered into a $150 million three-year term loan agreement, using a substantial portion of the proceeds to reduce commercial paper and the remainder for the Tegrant acquisition.

Under Internal Revenue Service rules, U.S. corporations may borrow funds from foreign subsidiaries for up to 30 days without unfavorable tax consequences. At various times throughout 2011 and 2010, including each year end, the Company utilized this rule to access offshore cash in lieu of issuing commercial paper. Amounts outstanding under the rule at December 31, 2011 and 2010 were $145 million and $100 million, respectively. These short-term lending arrangements were subsequently settled within the allowable period, resulting in equivalent increases in commercial paper outstanding and cash on hand. Depending on its immediate offshore cash needs, the Company may choose to access such funds again in the future as allowed under the rule.

FORM 10-K Sonoco 2011 Annual Report	23

The Company’s cash balances are held in numerous locations throughout the world, with the vast majority held outside of the United States. The cash held outside the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. Most of the amounts held outside of the United States could be repatriated but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. As we enjoy ample domestic liquidity through a combination of operating cash flow generation and access to bank and capital markets borrowings, we consider the majority of our current cash balances to be indefinitely invested outside the United States and, accordingly, do not provide for U.S. federal tax liability on these amounts for financial reporting purposes. Repatriation could result in additional U.S. federal income tax payments in future years. We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations where it is needed. Because we do not expect to repatriate a significant amount of offshore cash, potential taxes on any such repatriation would not be expected to have a material effect on the Company’s overall liquidity, financial condition, or results of operations.

The Company currently operates a $350 million commercial paper program, supported by a committed bank credit facility of the same amount. In October 2010, the Company entered into an amended and restated credit agreement for that facility with a syndicate of eight banks. The bank credit facility is committed through October 2015. If circumstances were to prevent the Company from issuing commercial paper, it has the contractual right to draw funds directly on the underlying bank credit facility. Outstanding commercial paper, a component of the Company’s long-term debt, totaled $27 million at December 31, 2011.

Acquisitions and internal investments are key elements of the Company’s growth strategy. The Company believes that cash on hand, cash generated from operations and the available borrowing capacity under its existing credit agreement will enable it to support this strategy. Although the Company currently has no intent to do so, it may obtain additional financing in order to pursue its growth strategy. Although the Company believes that it has excess borrowing capacity beyond its current lines, there can be no assurance that such financing would be available or, if so, at terms that are acceptable to the Company.

The Company’s various U.S and international defined benefit pension and postretirement plans were underfunded at the end of 2011 by approximately $433 million. During 2011, the Company contributed approximately $142 million to its benefit plans, including an $85 million contribution to its U.S qualified defined benefit pension plan in January 2011 designated for the 2010 plan year. The Company anticipates that benefit plan contributions in 2012 will total approximately $73 million. Future funding requirements will depend largely on actual investment returns and future actuarial assumptions. Participation in the U.S. qualified defined benefit pension plan is frozen for salaried and non-union hourly U.S. employees hired on or after January 1, 2004. In February 2009, the plan was further amended to freeze service credit earned effective December 31, 2018. This change is expected to moderately reduce the volatility of long-term funding exposure and expenses.

Total equity decreased $82.3 million during 2011 as net income of $218.0 million was offset by other comprehensive losses totaling $167.5 million and dividend payments of $116.2 million. The primary components of other comprehensive loss were a $39.1 million translation loss from the impact of a stronger U.S. dollar on the Company’s foreign investments and a $127.8 million net defined benefit plan adjustment reflecting actuarial losses in the Company’s various defined benefit plans, which resulted from lower discount rates and lower than expected returns on plan assets. Total equity increased $127.1 million during 2010, as net income of $201.5 million and other comprehensive income of $18.8 million was partially offset by dividend payments of $112.9 million. Other comprehensive income included an $8.1 million translation gain from the impact of a weaker U.S. dollar on the Company’s foreign investments and a $13.6 million net defined benefit plan adjustment stemming primarily from 2010 investment performance on the assets in the Company’s various defined benefit plans.

The Company’s Board of Directors has authorized the repurchase of up to 5 million shares of the Company’s common stock. On December 3, 2010 the Company announced it would immediately begin repurchasing 2 million shares of the 5 million shares authorized. During 2010, a total of 0.7 million shares were repurchased under this program at a cost of $23.2 million. During the first quarter of 2011, an additional 1.3 million shares were repurchased at a cost of $46.3 million, completing the announced buyback. On April 20, 2011, the Company’s Board of Directors reinstated 2 million shares to its authorization. No additional shares have been repurchased since the reinstatement. Accordingly, at December 31, 2011, a total of 5 million shares remain available for repurchase.

Although the ultimate determination of whether to pay dividends is within the sole discretion of the Board of Directors, the Company plans to increase dividends as earnings grow. Dividends per common share were $1.15 in 2011, $1.11 in 2010 and $1.08 in 2009. On February 7, 2012, the Company declared a regular quarterly dividend of $0.29 per common share payable on March 9, 2012, to shareholders of record on February 17, 2012.

Off-balance sheet arrangements

The Company had no material off-balance sheet arrangements at December 31, 2011.

Risk management

As a result of operating globally, the Company is exposed to changes in foreign exchange rates. The exposure is well diversified as the Company’s facilities are spread throughout the world, and the Company generally sells in the same countries where it produces. The Company monitors these exposures and may use traditional currency swaps and forward exchange contracts to hedge a portion of forecasted transactions that are denominated in foreign currencies, foreign currency assets and liabilities or net investment in foreign subsidiaries. The Company’s foreign operations are exposed to political and cultural risks, but the risks are mitigated by diversification and the relative stability of the countries in which the Company has significant operations. The Company has operations in Venezuela that, beginning January 1, 2010, are being accounted for as hyperinflationary. These operations have net assets of approximately $3 million and annual net

24

sales of approximately $8 million. Accounting for these operations as hyperinflationary did not have a material effect on the Company’s financial statements during any of the periods presented.

The Company is exposed to interest-rate fluctuations as a result of using debt as a source of financing for its operations. The Company may, from time to time, use traditional, unleveraged interest-rate swaps to manage its mix of fixed and variable rate debt and to control its exposure to interest rate movements within selected ranges.

The Company is a purchaser of various raw material inputs such as recovered paper, energy, steel, aluminum and resin. The Company generally does not engage in significant hedging activities, other than for energy and, from time to time, aluminum, because there is usually a high correlation between the primary input costs and the ultimate selling price of its products. Inputs are generally purchased at market or at fixed prices that are established with individual vendors as part of the purchase process for quantities expected to be consumed in the ordinary course of business. On occasion, where the correlation between selling price and input price is less direct, the Company may enter into derivative contracts such as futures or swaps to manage the effect of price fluctuations.

At December 31, 2011, the Company had contracts outstanding to hedge the price on a portion of anticipated commodity and energy purchases as well as to hedge certain foreign exchange risks for various periods through December 2014. These contracts included swaps to cover approximately 9.3 million MMBTUs of natural gas representing approximately 72%, 73%, and 38% of anticipated U.S. and Canadian natural gas usage for 2012, 2013 and 2014, respectively. Additionally, the Company had swap contracts covering 4,419 metric tons of aluminum, representing approximately 33% of anticipated usage for 2012, and 25,500 short tons of OCC representing approximately 4% of anticipated usage for 2012. Both the aluminum and OCC hedges relate to fixed-price customer contracts. At December 31, 2011, the Company had a number of foreign currency contracts in place as both designated and undesignated hedges of either anticipated foreign currency denominated transactions or existing financial assets and liabilities. At December 31, 2011, the total notional amount, in U.S. dollar terms, was $170 million, of which $68 million related to the euro, $50 million to the Canadian dollar, $20 million to the Mexican peso, and $10 million to the Turkish lira.

The fair market value of derivatives was a net unfavorable position of $14.1 million ($9.1 million after tax) at December 31, 2011, and a net unfavorable position of $12.1 million ($7.7 million after tax) at December 31, 2010. Derivatives are marked to fair value using published market prices, if available, or estimated values based on current price quotes and a discounted cash flow model. See Note 9 to the Consolidated Financial Statements for more information on financial instruments.

The Company is subject to various federal, state and local environmental laws and regulations concerning, among other matters, solid waste disposal, wastewater effluent and air emissions. Although the costs of compliance have not been significant due to the nature of the materials and processes used in manufacturing operations, such laws also make generators of hazardous wastes and their legal successors financially responsible for the cleanup of sites contaminated by those wastes. The Company has been named a potentially responsible party at several environmentally contaminated sites. These regulatory actions and a small number of private party lawsuits are believed to represent the Company’s largest potential environmental liabilities. The Company has accrued $72.6 million (including $56.8 million associated with U.S. Mills) at December 31, 2011, compared with $62.0 million at December 31, 2010 (including $58.7 million associated with U.S. Mills), with respect to these sites. See “Environmental Charges,” Item 3 – Legal Proceedings, and Note 14 to the Consolidated Financial Statements for more information on environmental matters.

Results of operations – 2010 versus 2009

Operating Revenue

Consolidated net sales for 2010 were $4.1 billion, a $527 million, or 14.6%, increase from 2009.

The components of the sales change were:

($ in millions)
Volume/Mix	$209
Selling price	142
Acquisitions	77
Sales of corrugating medium	66
Currency exchange rate/Other	33
Total sales increase	$527

Companywide volume increased approximately 6% from 2009 levels. Although most of the overall volume increase came from the Company’s industrial-focused businesses, volume was up in nearly all business units. Total domestic sales were $2.7 billion, up 15% from 2009. International sales were $1.4 billion, up 14% from 2009 levels. The selling price increases were realized almost exclusively in the Paper and Industrial Converted Products segment in response to higher input costs.

Costs and expenses

Higher volumes and input prices, specifically recovered paper prices, combined to increase the Company’s 2010 total cost of sales from prior year levels. Market prices for recovered paper, the Company’s most significant raw material in dollar terms, were significantly higher over the course of 2010 compared to 2009 levels. Prices paid for resins, energy and freight were also up year over year. Conversely, the Company’s cost for tinplate steel was lower than 2009 levels.

In 2010, aggregate pension and postretirement expenses decreased $28.8 million to $52.6 million, versus $81.4 million in 2009. Approximately 75% of these expenses are reflected in cost of sales, with the balance in selling, general and administrative expenses.

Throughout 2009, and continuing into 2010, the Company engaged in a number of cost management efforts, including: realigning its business and streamlining the management organization to be more efficient; enhancing productivity and controlling variable costs; and reducing structural costs to a level management believed to be more aligned with new market realities, while maintaining the capacity necessary to grow with customers. The Company’s efforts to reduce fixed costs, which included rationalizing its manufacturing footprint, reflected lower revised expectations of what normal post-recession

FORM 10-K Sonoco 2011 Annual Report	25

market demand would look like. The result of this was lower plant overhead in 2010 when compared with 2009, despite the increased business activity that year.

Selling, general and administrative expenses as a percentage of sales decreased to 9.8% for 2010 from 10.7% in 2009, despite increasing in total by $26.4 million year over year. This increase in spending was due to higher incentive compensation costs along with the impact of the APT acquisition, which were partially offset by lower pension and postretirement costs and the full-year impact of 2009 cost containment efforts.

Research and development costs, all of which were charged to expense, were $17.8 million and $14.5 million in 2010 and 2009, respectively.

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

Reportable segments

Segment operating results for 2010 and 2009 have been restated to conform to the current presentation. Consolidated operating profits, also referred to as “Income before income taxes” on the Consolidated Statements of Income, are comprised of the following:

($ in millions)	2010	2009	% Change
Consumer Packaging	$196.0	$175.0	12.0%
Paper and Industrial Converted Products	136.4	77.3	76.5%
Packaging Services	14.2	12.3	15.4%
Protective Packaging	17.5	15.0	16.7%
Restructuring/asset impairment charges	(24.0)	(26.8)	10.4%
Acquisition-related costs	(1.9)	—	100.0%
Interest expense, net	(35.1)	(38.6)	9.1%
Loss from early extinguishment of debt	(48.6)	—	100.0%
Consolidated operating profits	$254.5	$214.2	18.8%

Consumer Packaging

($ in millions)	2010	2009	% Change
Trade sales	$1,798.5	$1,647.8	9.1%
Segment operating profits	196.0	175.0	12.0%
Depreciation, depletion and amortization	74.7	72.2	3.5%
Capital spending	66.3	35.9	84.5%

Sales increased due to the July 2010 acquisition of APT, increased volume of flexible packaging, molded plastics products and metal ends, and the favorable impact of a weaker dollar against most currencies other than the euro. Overall segment volumes, excluding the acquisition of APT, were up approximately 3%. Increased selling prices of molded plastics products were partially offset by declines in flexible packaging and metal ends. Domestic sales were approximately $1,353 million, up 9.1%, or $113 million, from 2009, while international sales were approximately $446 million, up 9.2%, or $37 million, from 2009.

Segment operating profits increased primarily due to the impact of the APT acquisition, productivity and purchasing initiatives, lower pension costs and higher volumes. These were partially offset by an unfavorable price/cost relationship, primarily in flexible packaging and molded plastics products, along with higher costs of labor, freight and energy.

Significant capital spending in the Consumer Packaging segment included productivity projects throughout the segment and projects to increase rigid paper and rigid plastic container production capacity in the United States.

Paper and Industrial Converted Products

($ in millions)	2010	2009	% Change
Trade sales	$1,744.0	$1,423.6	22.5%
Segment operating profits	136.4	77.3	76.5%
Depreciation, depletion and amortization	84.4	88.5	(4.6)%
Capital spending	63.9	57.5	11.2%

Sales were up due to volume improvements, higher selling prices and corrugating medium sales. The volume improvements were seen throughout the segment as businesses continued to recover from the global economic recession. The most significant volume increases occurred in the North American and European tube and core operations, which were also the units most significantly impacted by the recession. Volume improvements were most notable in the first half of the year, as the second half of 2009 had started to show some signs of recovery. Volume in the segment increased by approximately 8%. Higher year-over-year selling prices, primarily due to higher average market costs for OCC, also contributed significantly to the sales increase. In 2010, the Company began selling corrugating medium from a machine that had been producing exclusively for Georgia-Pacific under a cost-plus fixed-management-fee arrangement, accounting for approximately $66 million of additional sales. Domestic sales increased approximately $242 million, or 33.8%, to approximately $958 million. International sales increased approximately $78 million, or 11.1% to approximately $786 million, with approximately $18 million of the increase a result of favorable foreign exchange rates.

The combination of higher volumes, productivity initiatives, the full-year impact of restructuring actions on fixed costs and lower pension costs resulted in a 77% improvement in segment operating profits in 2010. Partially offsetting these favorable factors was an unfavorable price/cost relationship that resulted from the Company’s inability to fully recover an approximate 140% increase in average OCC prices through higher selling prices and higher costs for labor, freight and energy. The Company’s manufacturing plant in Bastrop, Louisiana, which primarily produced molded plugs used in tubes and cores for the paper industry, was destroyed by fire on November 5, 2010. While

26

the Company did not rebuild the plant, the majority of the production capability has been replaced.

Significant capital spending included the modification of several paper machines, primarily in North America and Europe, and productivity projects throughout the segment.

Packaging Services

($ in millions)	2010	2009	% Change
Trade sales	$477.2	$434.6	9.8%
Segment operating profits	14.2	12.3	15.4%
Depreciation, depletion and amortization	8.8	11.0	(20.0)%
Capital spending	8.3	5.1	63.8%

As a result of bidding activity conducted in the fourth quarter of 2009 by a major customer of the Packaging Services segment, the Company lost approximately $45 million of that customer’s annual business beginning in mid 2010. The year-over-year impact of the lost business with this customer, all of which occurred during the second half of 2010, totaled approximately $26 million, with an additional year-over-year loss of approximately $19 million in the first half of 2011. Domestic sales decreased to approximately $274 million, a 6.6% reduction, while international sales increased 43.8% to approximately $203 million. The increase in international sales was a result of increased service center volume in Poland and Mexico, as the impact of foreign currency translation was not significant in 2010.

Segment operating profits improved as productivity initiatives and increased volume more than offset an unfavorable shift in the mix of business and lower selling prices. The margins on the new business were lower than those on the lost point-of-purchase and fulfillment business.

Capital spending included capacity expansion in South America, some manufacturing consolidation in the United States, as well as numerous productivity and customer development projects in the United States and Europe.

Protective Packaging

($ in millions)	2010	2009	% Change
Trade sales	$104.4	$91.3	14.3%
Operating profits	17.5	15.0	16.7%
Depreciation, depletion and amortization	1.8	1.9	(5.3)%
Capital spending	0.9	0.5	72.4%

Sales in the Protective Packaging segment increased due to improved volumes and higher selling prices. The selling price increases were put in place as a response to increased input costs. Domestic sales were approximately $76 million, up 13.3% from 2009, and international sales were approximately $28 million, an increase of 17.2%.

Operating profits in this segment increased due primarily to higher volume, improved productivity and lower pension costs. The increase was dampened by an unfavorable selling price/material cost variance as selling price increases were unable to recover higher raw material costs.

Capital spending included investing in productivity and customer development projects in the United States, primarily for molded and extruded plastics.

Critical accounting policies and estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The Company evaluates these estimates and assumptions on an ongoing basis, including but not limited to those related to inventories, bad debts, derivatives, income taxes, intangible assets, restructuring, pension and other postretirement benefits, environmental liabilities, and contingencies and litigation. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from estimates. The impact of and any associated risks related to estimates, assumptions and accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in the Notes to the Consolidated Financial Statements, if applicable, where such estimates, assumptions and accounting policies affect the Company’s reported and expected financial results.

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

FORM 10-K Sonoco 2011 Annual Report	27

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

Impairment of goodwill

In accordance with ASC 350, the Company evaluates its goodwill for impairment annually and whenever events happen or circumstances change that would make it more likely than not that impairment may have occurred. If the carrying value of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment charge is recognized for the excess. The Company’s reporting units are one level below its operating segments, as determined in accordance with ASC 350.

The Company completed its most recent annual goodwill impairment testing during the third quarter of 2011. As described in Note 7, the Company elected early adoption of ASU 2011-08 for its annual goodwill impairment testing. Under prior guidance, a two-step process was followed to test for goodwill impairment, the first step being to determine and compare the estimated current fair value of each reporting unit to its carrying value. If the estimated fair value was less than the carrying value, then step two was performed to determine the amount, if any, of the goodwill impairment. The revised guidance in ASU 2011-08 allows a company to first make a qualitative determination regarding the likelihood of impairment before performing these two steps. If impairment is not determined to be more likely than not, then the two-step test does not need to be conducted.

For 2011 testing purposes, the Company performed an assessment of each reporting unit by considering certain qualitative and quantitative factors. Qualitative factors included the macroeconomic environment, Company stock price and market capitalization movement, business strategy adjustments, and significant customer wins and losses. Quantitative factors included the amount the fair value of each reporting unit exceeded its carrying value in the 2010 analysis, current year operating performance as compared to 2010 projections, implied fair values based on comparable trading and transaction multiples, and, in certain cases, results of an updated discounted cash flow analysis. As a result of its qualitative and quantitative assessments, the Company concluded that there was no impairment of goodwill for any of its reporting units.

When the Company estimates the fair value of a reporting unit it does so using a discounted cash flow model based on projections of future years’ operating results and associated cash flows, together with comparable trading and transaction multiples. The Company’s model discounts future cash flows, forecasted over a ten-year period, with an estimated residual growth rate. The Company’s projections incorporate management’s best estimates of the expected future results, which include expectations related to new business awards, and, where applicable, improved operating margins. Future cash flows are discounted to present value using a discount rate management believes is commensurate with the risks inherent in the cash flows.

The Company’s assessments, whether qualitative or quantitative, incorporate management’s expectations for the future, including forecasted growth rates and/or margin improvements. Therefore, should there be changes in the relevant facts and circumstances and/or expectations, management’s assessment regarding goodwill impairment may change as well.

Although no reporting units failed the qualitative or quantitative assessments noted above, in management’s opinion the reporting units with significant goodwill having the greatest risk of future impairment if actual results are not as expected are Blow Molded Plastics (Matrix) and Flexible Packaging. Total goodwill associated with these reporting units was approximately $129 million and $93 million, respectively, at December 31, 2011.

The reporting unit with the most significant growth expectations relative to its size is Rigid Paper Containers – Europe. Total goodwill associated with this reporting unit was approximately $9 million at December 31, 2011.

The Blow Molded Plastics unit manufactures products primarily for use in nonfood applications. This unit was acquired in May 2007 to be a growth platform for the Company and to expand the Company’s operations into the health and beauty market. Since that time, the Company has continued to invest significantly in the business, and projections for this reporting unit reflect management’s expectations for revenue growth as well as improvements in operating margins. Sales growth is expected to be driven by new business from key nonfood customers and expansion into more food-based applications. Should the sales growth and margin improvements not materialize, goodwill impairment charges may be incurred. Based on the valuation work performed for the current year test, the estimated fair value of Blow Molded Plastics exceeded its carrying value by approximately 11%.

In 2010, the Company was advised by one of its Flexible Packaging customers that its contract to provide certain packaging would not be renewed in its entirety. According to the customer, the business was to be phased out over a two-year period beginning in 2011. As a result, the Company recorded a noncash asset impairment charge of approximately $12.6 million on certain long-lived assets within the affected operations during the third quarter of 2010. Although the transition has begun, it has not occurred as quickly as originally anticipated. However, the expected loss of business was reflected in the Company’s qualitative evaluation of the likelihood of goodwill impairment. The Company expects these lost sales will be replaced by new business in approximately the same time frame over which they are lost and that operating margins will benefit from improved manufacturing productivity and overhead cost management. However, should the sales growth not materialize, and/or the operating margins not improve to the extent expected, goodwill impairment charges may be incurred. In its evaluation of goodwill impairment, management estimated that the fair value of the Flexible Packaging unit exceeded its carrying value by approximately 19%.

Rigid Paper Containers – Europe manufactures round and shaped composite paperboard cans, single-wrap paperboard packages and fiber cartridges. Results in this unit declined substantially during the global recession, reflecting both a decline in volume and profit margins due to competitive conditions. Based on recent activity with certain key customers, management expects a significant recovery in sales to

28

pre-recession levels over the next two to three years based on expanded volumes with such customers and that profit margins will recover, at least partially, on improving price/cost, productivity gains and fixed cost leverage. In addition, as a result of the 2011 acquisition of a paperboard container manufacturer in the United Kingdom, the unit is expected to generate additional sales and synergy savings. However, should the projected improvements fall short of management’s expectations, a goodwill impairment charge may be incurred. In its evaluation of goodwill impairment, management estimated that the fair value of Rigid Paper Containers – Europe exceeded its carrying value by approximately 71%.

During the time subsequent to the annual evaluation and at December 31, 2011, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management’s opinion that no such events have occurred.

Holding the other valuation assumptions constant, Blow Molded Plastic’s projected operating profits across all future periods would have to decline 9% before the reporting unit’s carrying value is deemed to be in excess of its fair value. The corresponding percentages for Flexible Packaging and Rigid Paper Containers – Europe are 12% and 35%, respectively. The future operating performance of these units is dependent upon a number of variables which cannot be predicted with certainty.

Income taxes

The Company follows ASC 740, Accounting for Income Taxes, which requires a reduction of the carrying amounts of deferred tax assets by recording a valuation allowance if, based on the available evidence, it is more likely than not such assets will not be realized. Deferred tax assets generally represent expenses recognized for financial reporting purposes, which will result in tax deductions over varying future periods. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns and future profitability. Our accounting for deferred tax consequences represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material impact on our financial condition and results of operations.

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

Stock-based compensation plans

The Company utilizes share-based compensation in the form of stock options, stock appreciation rights, restricted stock units and other share-based awards. Certain awards are in the form of contingent stock units where both the ultimate number of units and the vesting period are performance based. The amount and timing of compensation expense associated with these performance-based awards are based on estimates regarding future performance using measures defined in the plans. In 2011, the performance measures consisted of Earnings per Share and Return on Net Assets Employed. Changes in estimates regarding the future achievement of these performance measures may result in significant fluctuations from period to period in the amount of compensation expense reflected in the Company’s Consolidated Financial Statements.

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

Pension and postretirement benefit plans

The Company has significant pension and postretirement benefit costs that are developed from actuarial valuations. The actuarial valuations employ key assumptions having a significant effect on the Company’s projected liabilities for pension and other postretirement benefits. The key assumptions used at December 31, 2011 in determining the projected benefit obligation and the accumulated benefit obligation for U.S. retirement and retiree health and life insurance plans include: discount rates of 4.76% and 4.33% for the active and inactive qualified retirement plans, respectively, 4.23% for the non-qualified retirement plans, and 3.76% for the retiree health and life insurance plan; and rates of compensation increases ranging from 4.15% to 6.02%. The key assumptions used to determine 2011 net periodic benefit cost for U.S. retirement and retiree health and life insurance plans include: discount rates of 5.52% and 5.01% for the active and inactive qualified retirement plans, respectively, 4.91% for the non-qualified retirement plans, and 4.37% for the retiree health and life insurance plan; an expected long-term rate of return on plan assets of 8.0% and 7.7% for the active and inactive qualified retirement plans, respectively; and rates of compensation increases ranging from 4.29% to 6.12%.

During 2011, the Company recorded total pension and postretirement benefit expenses of approximately $36.9 million, compared with $52.6 million during 2010. The 2011 amount reflects $85.5 million of expected returns on plan assets at the assumed rate of 7.7% and interest cost of $72.5 million at a weighted-average discount rate of 5.23%. The 2010 amount reflects $79.3 million of expected returns on plan assets at an assumed rate of 8.3% and interest cost of $73.9 million at a

FORM 10-K Sonoco 2011 Annual Report	29

weighted-average discount rate of 5.78%. During 2011, the Company made contributions to its pension and postretirement plans of $142.1 million, including an $85.0 million contribution made in January 2011 to its U.S. qualified defined benefit pension plan designated for the 2010 plan year. During 2010, the Company made contributions to its pension and postretirement plans of $29.2 million. Contributions vary from year to year depending on various factors, the most significant being asset market values and interest rates. Cumulative net actuarial losses were approximately $688 million at December 31, 2011, and are primarily the result of poor asset performance in 2008 and lower discount rates. Actuarial losses/gains outside of the 10% corridor defined by U.S. GAAP are amortized over the average remaining service life of the plan’s active participants or the average remaining life expectancy of the plan’s inactive participants (if all or almost all of the plan’s participants are inactive).

Total benefit plan expense in 2012 is expected to be approximately $14 million higher than in 2011 due primarily to higher amortization expense resulting from the additional actuarial losses recorded in 2011.

The Company adjusts its discount rates at the end of each fiscal year based on yield curves of high-quality debt instruments over durations that match the expected benefit payouts of each plan. The expected rate of return assumption is derived by taking into consideration the targeted plan asset allocation, projected future returns by asset class and active investment management. A third party asset return model was used to develop an expected range of returns on plan investments over a 12 to 15 year period, with the expected rate of return selected from a best estimate range within the total range of projected results. The Company periodically rebalances its plan asset portfolio in order to maintain the targeted allocation levels. The rate of compensation increase assumption is generally based on salary and incentive increases. A key assumption for the U.S. retiree health and life insurance plan is a medical cost trend rate beginning at 8.0% for post-age 65 participants and trending down to an ultimate rate of 5.5% in 2017. The ultimate trend rate of 5.5% represents the Company’s best estimate of the long-term average annual medical cost increase over the duration of the plan’s liabilities. It provides for real growth in medical costs in excess of the overall inflation level.

Other assumptions and estimates impacting the projected liabilities of these plans include inflation, participant withdrawal and mortality rates and retirement ages. The Company annually re-evaluates assumptions used in projecting the pension and postretirement liabilities and associated expense. These judgments, assumptions and estimates may affect the carrying value of pension and postretirement plan net assets and liabilities and pension and postretirement plan expenses in the Company’s Consolidated Financial Statements. The sensitivity to changes in the critical assumptions for the Company’s U.S. plans as of December 31, 2011, is as follows:

Assumption ($ in millions)	Percentage Point Change	Projected Benefit Obligation Higher/(Lower)	Annual Expense Higher/ (Lower)
Discount rate	-.25 pts	$39.6	$2.0
Expected return on assets	-.25 pts	N/A	$2.2

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

30

Report of Independent Registered Public Accounting Firm

To the shareholders and directors of Sonoco Products Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Sonoco Products Company and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Tegrant Holding Corp. from its assessment of internal control over financial reporting as of December 31, 2011 because it was acquired by the Company in a purchase business combination during fiscal 2011. We have also excluded Tegrant Holding Corp. from our audit of internal control over financial reporting. Tegrant Holding Corp. is a wholly owned subsidiary whose combined total assets and combined total revenues represented approximately 17% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

Charlotte, North Carolina

February 29, 2012

F1

Consolidated Balance Sheets

Sonoco Products Company

(Dollars and shares in thousands) At December 31	2011	2010
Assets
Current Assets
Cash and cash equivalents	$175,523	$158,249
Trade accounts receivable, net of allowances of $7,125 in 2011 and $8,614 in 2010	606,035	508,144
Other receivables	43,378	31,917
Inventories
Finished and in process	158,391	147,062
Materials and supplies	237,431	222,365
Prepaid expenses	65,227	66,782
Deferred income taxes	26,806	22,997
	1,312,791	1,157,516
Property, Plant and Equipment, Net	1,020,291	944,136
Goodwill	1,103,684	839,748
Other Intangible Assets, Net	299,700	130,400
Long-term Deferred Income Taxes	78,869	42,100
Other Assets	170,835	167,114
Total Assets	$3,986,170	$3,281,014
Liabilities and Equity
Current Liabilities
Payable to suppliers	$436,732	$436,785
Accrued expenses and other	284,854	240,827
Accrued wages and other compensation	55,680	79,109
Notes payable and current portion of long-term debt	53,666	16,949
Accrued taxes	5,551	6,979
	836,483	780,649
Long-term Debt	1,232,966	603,941
Pension and Other Postretirement Benefits	420,048	323,040
Deferred Income Taxes	16,794	24,583
Other Liabilities	54,471	41,108
Commitments and Contingencies
Sonoco Shareholders’ Equity
Serial preferred stock, no par value
Authorized 30,000 shares
0 shares issued and outstanding as of December 31, 2011 and 2010
Common shares, no par value
Authorized 300,000 shares
100,211 and 100,510 shares issued and outstanding at December 31, 2011 and 2010, respectively	7,175	7,175
Capital in excess of stated value	427,484	441,328
Accumulated other comprehensive loss	(460,299)	(292,867)
Retained earnings	1,437,435	1,336,155
Total Sonoco Shareholders’ Equity	1,411,795	1,491,791
Noncontrolling Interests	13,613	15,902
Total Equity	1,425,408	1,507,693
Total Liabilities and Equity	$3,986,170	$3,281,014

The Notes beginning on page F-6 are an integral part of these financial statements.

FORM 10-K Sonoco 2011 Annual Report	F2

Consolidated Statements of Income

Sonoco Products Company

(Dollars and shares in thousands except per share data) Years ended December 31	2011	2010	2009
Net sales	$4,498,932	$4,124,121	$3,597,331
Cost of sales	3,742,149	3,356,589	2,931,285
Gross profit	756,783	767,532	666,046
Selling, general and administrative expenses	397,477	405,356	386,459
Restructuring/Asset impairment charges	36,826	23,999	26,801
Income before interest and income taxes	322,480	338,177	252,786
Interest expense	41,832	37,413	40,992
Interest income	3,758	2,307	2,427
Loss from the early extinguishment of debt	—	48,617	—
Income before income taxes	284,406	254,454	214,221
Provision for income taxes	78,423	64,485	66,818
Income before equity in earnings of affiliates	205,983	189,969	147,403
Equity in earnings of affiliates, net of tax	12,061	11,505	7,742
Net income	218,044	201,474	155,145
Net (income) attributable to noncontrolling interests	(527)	(421)	(3,663)
Net income attributable to Sonoco	$217,517	$201,053	$151,482

Weighted average common shares outstanding:
Basic	101,071	101,599	100,780
Assuming exercise of awards	1,102	944	249
Diluted	102,173	102,543	101,029

Per common share
Net income attributable to Sonoco:
Basic	$2.15	$1.98	$1.50
Diluted	$2.13	$1.96	$1.50

Cash dividends	$1.15	$1.11	$1.08

Consolidated Statements of Comprehensive Income

Sonoco Products Company

(Dollars in thousands) Years ended December 31	2011	2010	2009
Net income	$218,044	$201,474	$155,145
Other comprehensive income/(loss):
Foreign currency translation adjustments	(39,051)	8,119	80,780
Changes in defined benefit plans, net of tax	(127,798)	13,621	56,149
Change in derivative financial instruments, net of tax	(672)	(2,906)	8,526
Comprehensive income	50,523	220,308	300,600
Comprehensive (income) attributable to noncontrolling interests	(438)	(1,653)	(4,908)
Comprehensive income attributable to Sonoco	$50,085	$218,655	$295,692

The Notes beginning on page F-6 are an integral part of these financial statements.

F3

Consolidated Statements of Changes in Total Equity

Sonoco Products Company

(Dollars and shares in thousands)	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Non- controlling Interests
		Outstanding	Amount
January 1, 2009	$1,174,518	99,732	$7,175	$404,939	$(454,679)	$1,205,540	$11,543
Net income	155,145					151,482	3,663
Other comprehensive income/(loss):
Translation gain	80,780				79,535		1,245
Defined benefit plan adjustment[1]	56,149				56,149
Derivative financial instruments[1]	8,526				8,526

Other comprehensive income	145,455				144,210		1,245

Dividends	(108,979)					(108,979)
Dividends paid to noncontrolling interests	(2,202)						(2,202)
Issuance of stock awards	9,316	468		9,316
Shares repurchased	(1,239)	(51)		(1,239)
Stock-based compensation	8,616			8,616
December 31, 2009	$1,380,630	100,149	$7,175	$421,632	$(310,469)	$1,248,043	$14,249
Net income	201,474					201,053	421
Other comprehensive income/(loss):
Translation gain	8,119				6,887		1,232
Defined benefit plan adjustment[1]	13,621				13,621
Derivative financial instruments[1]	(2,906)				(2,906)

Other comprehensive income	18,834				17,602		1,232

Dividends	(112,941)					(112,941)
Issuance of stock awards	28,550	1,099		28,550
Shares repurchased	(24,658)	(738)		(24,658)
Stock-based compensation	15,804			15,804
December 31, 2010	$1,507,693	100,510	$7,175	$441,328	$(292,867)	$1,336,155	$15,902
Net income	218,044					217,517	527
Other comprehensive income/(loss):
Translation gain	(39,051)				(38,962)		(89)
Defined benefit plan adjustment[1]	(127,798)				(127,798)
Derivative financial instruments[1]	(672)				(672)

Other comprehensive loss	(167,521)				(167,432)		(89)

Dividends	(116,237)					(116,237)
Issuance of stock awards	26,487	1,100		26,487
Shares repurchased	(49,442)	(1,399)		(49,442)
Stock-based compensation	12,102			12,102
Purchase of noncontrolling interest	(5,718)			(2,991)			(2,727)
December 31, 2011	$1,425,408	100,211	$7,175	$427,484	$(460,299)	$1,437,435	$13,613
[1]	net of tax

The Notes beginning on page F-6 are an integral part of these financial statements.

FORM 10-K Sonoco 2011 Annual Report	F4

Consolidated Statements of Cash Flows

Sonoco Products Company

(Dollars in thousands) Years ended December 31	2011	2010	2009
Cash Flows from Operating Activities
Net income	$218,044	$201,474	$155,145
Adjustments to reconcile net income to net cash provided by operating activities
Asset impairment	12,518	9,962	12,197
Loss from early extinguishment of debt	—	48,617	—
Depreciation, depletion and amortization	179,871	169,665	173,587
Share-based compensation expense	12,102	15,804	8,616
Equity in earnings of affiliates	(12,061)	(11,505)	(7,742)
Cash dividends from affiliated companies	11,676	17,123	5,563
Loss (Gain) on disposition of assets	1,907	1,422	(14,731)
Pension and postretirement plan expense	36,853	52,599	81,380
Pension and postretirement plan contributions	(142,097)	(29,194)	(122,195)
Tax effect of share-based compensation exercises	5,965	5,063	1,990
Excess tax benefit of share-based compensation	(4,018)	(4,209)	(1,030)
Net increase in deferred taxes	11,036	12,498	21,689
Change in assets and liabilities, net of effects from acquisitions, dispositions and foreign currency adjustments
Trade accounts receivable	(52,484)	(66,410)	(16,057)
Inventories	3,423	(57,071)	36,492
Payable to suppliers	(13,798)	43,255	15,438
Prepaid expenses	(2,559)	(1,330)	7,393
Accrued expenses	(12,174)	19,757	22,233
Income taxes payable and other income tax items	7,344	(49,993)	8,811
Fox River environmental reserves	(1,959)	(1,687)	(6,997)
Other assets and liabilities	(14,314)	(704)	9,206
Net cash provided by operating activities	245,275	375,136	390,988
Cash Flows from Investing Activities
Purchase of property, plant and equipment	(173,372)	(145,910)	(104,150)
Cost of acquisitions, net of cash acquired	(566,908)	(137,835)	(5,504)
Proceeds from the sale of assets	11,121	8,486	19,909
Investment in affiliates and other	—	(8,450)	(1,765)
Net cash used by investing activities	(729,159)	(283,709)	(91,510)
Cash Flows from Financing Activities
Proceeds from issuance of debt	680,919	365,415	24,103
Principal repayment of debt	(17,054)	(358,927)	(45,256)
Net increase (decrease) in commercial paper borrowings	(3,000)	30,000	(95,000)
Excess cash costs of early extinguishment of debt	—	(49,888)	—
Net change in overdrafts	(8,533)	(71)	(2,568)
Cash dividends – common	(114,958)	(111,756)	(107,887)
Proceeds from early settlement of interest rate swap	—	5,939	—
Excess tax benefit of share-based compensation	4,018	4,209	1,030
Purchase of noncontrolling interest	(5,718)	—	—
Shares acquired	(49,442)	(24,658)	(1,239)
Shares issued	21,253	23,155	7,159
Net cash provided (used) by financing activities	507,485	(116,582)	(219,658)
Effects of Exchange Rate Changes on Cash	(6,327)	(1,841)	3,770
(Decrease) Increase in Cash and Cash Equivalents	17,274	(26,996)	83,590
Cash and cash equivalents at beginning of year	158,249	185,245	101,655
Cash and cash equivalents at end of year	$175,523	$158,249	$185,245
Supplemental Cash Flow Disclosures
Interest paid, net of amounts capitalized	$34,296	$37,464	$34,731
Income taxes paid, net of refunds	$54,078	$96,918	$34,328

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

Investments in affiliated companies in which the Company shares control over the financial and operating decisions, but in which the Company is not the primary beneficiary, are accounted for by the equity method of accounting. Income applicable to these equity investments is reflected in “Equity in earnings of affiliates, net of tax” in the Consolidated Statements of Income. The aggregate carrying value of equity investments is reported in “Other Assets” in the Company’s Consolidated Balance Sheets and totaled $108,702 and $107,288 at December 31, 2011 and 2010, respectively.

Affiliated companies in which the Company held a significant investment at December 31, 2011, included:

Entity	Ownership Interest Percentage at December 31, 2011
RTS Packaging JVCO	35.0%
Cascades Conversion, Inc.	50.0%
Cascades Sonoco, Inc.	50.0%
Showa Products Company Ltd.	20.0%
Conitex Sonoco Holding BVI Ltd.	30.0%

Also included in the investment totals above is the Company’s 19.5% ownership in a small Chilean tube and core business accounted for under the cost method.

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

The Company has rebate agreements with certain customers. These rebates are recorded as reductions of sales and are accrued using sales data and rebate percentages specific to each customer agreement. Accrued customer rebates are included in “Accrued expenses and other” in the consolidated balance sheets.

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

One of the Company’s customers accounted for approximately 8% of trade accounts receivable at both December 31, 2011 and 2010. Sales to this customer accounted for approximately 9% of the Company’s net sales in 2011, 10% in 2010 and 12% in 2009, primarily in the Packaging Services and Consumer Packaging segments. The Company’s next largest customer comprised approximately 5% of the Company’s net sales in 2011, 5% in 2010 and 4% in 2009.

Research and development

Research and development costs are charged to expense as incurred and include salaries and other directly related expenses. Research and development costs totaling $18,839 in 2011, $17,801 in 2010 and $14,487 in 2009 are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.

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

FORM 10-K Sonoco 2011 Annual Report	F6

Inventories

Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) method is used for the valuation of certain of the Company’s domestic inventories, primarily metal, internally manufactured paper and paper purchased from third parties.

The LIFO method of accounting was used to determine the costs of approximately 18% and 21% of total inventories at December 31, 2011 and 2010, respectively. The remaining inventories are determined on the first-in, first-out (FIFO) method.

If the FIFO method of accounting had been used for all inventories, total inventory would have been higher by $20,184 and $17,168 at December 31, 2011 and 2010, respectively.

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

Goodwill and other intangible assets

The Company evaluates its goodwill for impairment at least annually, and more frequently if indicators of impairment are present. In performing the impairment test, the Company first makes an assessment regarding the likelihood of impairment. If it is not more likely than not that goodwill is impaired for any of its reporting units, no further testing is performed. Otherwise, the Company uses discounted future cash flows to estimate the fair value of each reporting unit it believes may have a goodwill impairment giving consideration to multiples it believes could be obtained in a sale. If the fair value of the reporting unit exceeds the carrying value of the reporting unit’s assets, including goodwill, there is no impairment. If not, and the carrying value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment charge is recognized for the excess. Goodwill is not amortized.

Intangible assets are amortized, usually on a straight-line basis, over their respective useful lives, which generally range from three to 40 years. The Company evaluates its intangible assets for impairment whenever indicators of impairment exist. The Company has no intangibles with indefinite lives.

Income taxes

The Company provides for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting requirements and tax laws. Assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Derivatives

The Company uses derivatives to mitigate the effect of fluctuations in some of its raw material and energy costs, foreign currency fluctuations and interest rate movements. The Company purchases commodities such as recovered paper, metal and energy generally at market or at fixed prices that are established with the vendor as part of the purchase process for quantities expected to be consumed in the ordinary course of business. The Company may enter into commodity futures or swaps to manage the effect of price fluctuations. The Company may use foreign currency forward contracts and other risk management instruments to manage exposure to changes in foreign currency cash flows and the translation of monetary assets and liabilities on the Company’s consolidated financial statements. The Company is exposed to interest-rate fluctuations as a result of using debt as a source of financing for its operations. The Company may from time to time use traditional, unleveraged interest rate swaps to adjust its mix of fixed and variable rate debt to manage its exposure to interest rate movements.

The Company records its derivatives as assets or liabilities on the balance sheet at fair value using published market prices or estimated values based on current price and/or rate quotes and discounted estimated cash flows. Changes in the fair value of derivatives are recognized either in net income or in other comprehensive income, depending on the designated purpose of the derivative. It is the Company’s policy not to speculate in derivative instruments.

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

2. New accounting pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The amendments in this update revised the steps required to test for goodwill impairment. Under prior guidance, a two-step process was followed, the first step being to determine and compare the estimated current fair value of each reporting unit to its carrying value. If the estimated fair value was less than the carrying value, then step two was performed to determine the amount, if any, of the goodwill impairment. The revised guidance allows a company to first make a qualitative determination regarding the likelihood of impairment before performing these two steps. If impairment is not determined to be “more likely than not,” then the two-step test does

F7

not need to be conducted. This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company elected early adoption of the update for its annual goodwill impairment testing conducted during the third quarter of 2011.

During the year ended December 31, 2011, there have been no other newly issued nor newly applicable accounting pronouncements that have, or are expected to have, a significant impact on the Company’s financial statements. Further, at December 31, 2011, there were no pronouncements pending adoption that are expected to have a significant impact on the Company’s financial statements.

3. Acquisitions

The Company completed five acquisitions during 2011 at an aggregate cost of $566,908 in cash. These acquisitions were accounted for as business combinations under the acquisition method of accounting, in accordance with the business combinations subtopic of the Accounting Standards Codification. The most significant of these was the November 8, 2011 acquisition of privately held Tegrant Holding Corporation (“Tegrant”), a leading provider of highly engineered protective, temperature-assured and retail security packaging solutions. Tegrant, headquartered in DeKalb, Illinois, operates more than 30 manufacturing, design and testing facilities in the United States, Mexico and Ireland and employs more than 2,000 persons. Tegrant operates three strategic, complementary business units. ProtexicTM Brands, the largest business unit, is a manufacturer of molded expanded foam serving a number of industries including high technology, consumer electronics, automotive, appliances and medical devices. Tegrant’s Thermosafe® Brands unit is a leading provider of temperature-assured solutions, primarily used in packaging temperature-sensitive pharmaceuticals and food. Tegrant’s Alloyd Brands® business unit is a leading manufacturer and designer of high-visibility packaging, printed products, sealing equipment, and tooling for retail and medical markets.

The cost of the Tegrant acquisition was $550,000 in cash, subject to final adjustment for changes in net working capital levels to the date of the close. The acquisition was funded with proceeds from the issuance of senior unsecured debentures and a new three-year term loan. The Tegrant acquisition is expected to generate annualized sales of approximately $460,000 in the Company’s newly formed Protective Packaging segment.

The allocation of the purchase price of Tegrant to the tangible and intangible assets acquired and liabilities assumed was based on the Company’s preliminary estimates of their fair value, based on information currently available. As the acquisition was completed close to the end of the year, management is continuing to finalize its valuation of certain assets and liabilities, including, but not limited to: property, plant and equipment, income taxes and environmental reserves. The Company will complete the valuation of all assets and liabilities within 12 months from the date of acquisition.

Following is a summary of the initial fair value of the assets acquired and liabilities assumed at the acquisition date:

Trade accounts receivable	$61,219
Inventories	38,536
Prepaid expenses	2,467
Property, plant and equipment	99,417
Goodwill	268,861
Other intangible assets	182,930
Payables to suppliers	(31,154)
Accrued expenses and other	(34,740)
Total debt	(3,966)
Deferred income taxes, net	(23,722)
Other long-term liabilities	(9,848)
Total net assets	$550,000

Of the $182,930 of acquired intangibles, $155,400 was assigned to customer relationships with an average expected life of 12 years, $17,600 to trade names with an expected life of 40 years, and $9,930 to proprietary technology and other intangibles with an average expected life of nine years.

The fair value of the assets acquired was determined by the Company through an independent appraisal. Goodwill recorded in connection with the acquisition totaled $268,861 and is attributable to Tegrant’s workforce and the expected future cash flows of the business. The Company expects approximately $67,000 of the goodwill to be tax deductible.

The following table presents the estimated unaudited pro forma consolidated results as if the business combination occurred as of January 1, 2010. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had been completed as of the beginning of 2010, nor are they necessarily indicative of future consolidated results.

Unaudited	2011	2010
Net sales	$4,871,903	$4,552,021
Net income attributable to Sonoco	$214,764	$197,501
Diluted net income attributable to Sonoco per common share	$2.10	$1.93

The pro forma results for both years include amortization of intangibles and interest expense on debt assumed to finance the purchase. Pro forma results for the year ended December 31, 2011 exclude pretax charges of $3,165 relating to the fair value adjustment to acquisition-date inventory.

FORM 10-K Sonoco 2011 Annual Report	F8

Also during 2011, the Company completed the acquisitions of several small tube and core businesses in New Zealand and Australia at a total cost of $7,181 in cash, a rigid paperboard containers business in the United Kingdom at a cost of $4,698 in cash, and a recycling business in Greenville, South Carolina, at a cost of $5,029 in cash. The acquisitions of these businesses are expected to generate annual sales of approximately $24,500 for the Paper and Industrial Converted Products segment and $10,000 for the Consumer Packaging segment. In conjunction with these acquisitions, the Company recorded net tangible assets of $6,606, identifiable intangibles of $4,062 and goodwill of $6,240, the majority of which is expected to be tax deductible.

The Company completed four acquisitions during 2010 at an aggregate cost of $137,835 in cash. These acquisitions consisted of Associated Packaging Technologies, Inc. (APT), a supplier of thermoformed containers to the frozen food industry, Madem Reels USA, Inc., a manufacturer of nailed wood and plywood reels for the wire and cable industry, a small tube and core business in Canada, and a small tube and core business in Greece. The all-cash purchase price of APT, including the cost of paying off various obligations, was $119,968. In conjunction with this acquisition, the Company recorded net tangible assets of $72,895, identifiable intangibles of $22,100 and goodwill of $24,973 (the majority of which is will be tax deductible). The all-cash purchase price for Madem Reels was $10,714, plus contingent consideration of $500, which was paid in the first quarter of 2011. In conjunction with this acquisition, the Company recorded net tangible assets of $8,263 and identifiable intangibles of $2,451. The aggregate cost of the Canadian and Greek tube and core businesses was $7,153 in cash. In conjunction with these acquisitions, the Company recorded net tangible assets of $3,026 and identifiable intangibles of $4,127.

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

Acquisition-related costs of $12,290, $1,909 and $0 were incurred in connection with 2011, 2010 and 2009 acquisitions, respectively. These costs, consisting primarily of legal and professional fees, are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.

The Company has accounted for these acquisitions as purchases and, accordingly, has included their results of operations in the Company’s consolidated statements of net income from the respective dates of acquisition. Pro forma results have been provided only for the Tegrant acquisition, as the other acquisitions were not material to the Company’s financial statements individually, or in the aggregate, in any single year.

4. Restructuring and asset impairment

The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2011, 2010, and 2009 are reported as “2011 Actions,” “2010 Actions,” and “2009 Actions,” respectively. Actions initiated prior to 2009, all of which were substantially complete at December 31, 2011, are reported as “Earlier Actions.”

Following are the total restructuring and asset impairment charges, net of adjustments, recognized by the Company during the periods presented:

	Year Ended December 31
	2011	2010	2009
Restructuring-related charges:
2011 Actions	$34,785	$—	$—
2010 Actions	(1,023)	6,650	—
2009 Actions	1,848	4,201	28,629
Earlier Actions	1,216	576	(1,828)
Total restructuring-related charges	$36,826	$11,427	$26,801
Other asset impairments	—	12,572	—
Restructuring/Asset impairment charges	$36,826	$23,999	$26,801
Income tax benefit	(11,506)	(9,295)	(8,458)
Equity method investments, net of tax	17	671	908
Impact of noncontrolling interests, net of tax	200	139	3,787
Total impact of restructuring/asset impairment charges, net of tax	$25,537	$15,514	$23,038

Pretax restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Consolidated Statements of Income.

The Company expects to recognize future additional costs totaling approximately $10,275 in connection with previously announced restructuring actions. The Company believes that the majority of these charges will be incurred and paid by the end of 2012. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions may be undertaken.

2011 actions

During 2011, the Company announced the closures in Canada of a flexible packaging facility and a thermoformed plastic packaging facility (parts of the Consumer Packaging segment), a tube and core facility in France (part of the Paper and Industrial Converted Products segment), and a fulfillment service center and a point-of-purchase display facility both in the United States (parts of the Packaging Services segment). The Company also sold two small businesses, a plastics operation in Brazil and a tubes and cores operation in the United States, and realigned its fixed cost structure resulting in the elimination of approximately 160 positions.

F9

Below is a summary of 2011 Actions and related expenses by type incurred and estimated to be incurred through completion.

2011 Actions	Total Incurred to Date	Estimated Total Cost
Severance and Termination Benefits
Paper and Industrial Converted Products segment	$9,128	$10,553
Consumer Packaging segment	7,014	9,714
Packaging Services segment	845	845
Protective Packaging segment	1,109	1,109
Asset Impairment/Disposal of Assets
Paper and Industrial Converted Products segment	161	161
Consumer Packaging segment	10,212	10,212
Packaging Services segment	3,486	3,486
Protective Packaging segment	65	65
Other Costs
Paper and Industrial Converted Products segment	347	2,797
Consumer Packaging segment	1,405	3,530
Packaging Services segment	433	883
Protective Packaging segment	580	580
Total Charges and Adjustments	$34,785	$43,935

The following table sets forth the activity in the 2011 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets:

2011 Actions Accrual Activity	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability, December 31, 2010	$—	$—	$—	$—
2011 charges	18,096	13,924	2,765	34,785
Cash receipts/(payments)	(7,352)	5,627	(2,685)	(4,410)
Asset write downs/disposals	—	(19,551)	—	(19,551)
Foreign currency translation	(424)	—	—	(424)
Liability, December 31, 2011	$10,320	$—	$80	$10,400

Included in 2011 charges above is a loss of $6,689 from the sale of a plastics business in Brazil for which the Company received net proceeds of $3,849. Annual sales of this business were approximately $27,000. Partially, offsetting the loss was a gain of $1,053 from the sale of a small tubes and cores business in the United States for which the Company received net proceeds of $1,150. Goodwill associated with the U.S. business totaled $97 and was written off as part of the sale. Additional impairment charges totaling $8,288 were recorded in 2011 related primarily to the difference between fair market value and net book value of a fulfillment service center building held for sale and the write down of thermoformed plastic manufacturing equipment that will not be redeployed to other manufacturing facilities upon the closure of a manufacturing facility in Canada. Other impairment charges stemmed from the announced closure of a flexible packaging facility in Canada and the subsequent decision not to use certain machinery and equipment acquired in the 2010 acquisition of a tube and core business in Greece.

“Other Costs” consist primarily of lease termination costs and costs related to plant closures including the cost of equipment removal, utilities, plant security, property taxes and insurance.

The Company expects to pay the majority of the remaining 2011 Actions restructuring costs by the end of 2012 using cash generated from operations.

2010 actions

During 2010, the Company consolidated two manufacturing operations in the Packaging Services segment into a single facility as well as closed two North American tube and core plants and a North American molded plug manufacturing plant (part of the Paper and Industrial Converted Products segment). In addition, the Company realigned its cost structure resulting in the elimination of approximately 112 positions.

Below is a summary of 2010 Actions and related expenses by type incurred and estimated to be incurred through completion.

	Year Ended December 31,		Total Incurred to Date	Estimated Total Cost
2010 Actions	2011	2010
Severance and Termination Benefits
Paper and Industrial Converted Products segment	$128	$2,402	$2,530	$2,530
Consumer Packaging segment	(65)	768	703	703
Packaging Services segment	(1)	1,555	1,554	1,554
Protective Packaging segment	—	55	55	55
Corporate	—	36	36	36
Asset Impairment/Disposal of Assets
Paper and Industrial Converted Products segment	(1,222)	889	(333)	(333)
Consumer Packaging segment	—	369	369	369
Packaging Services segment	(429)	(136)	(565)	(565)
Other Costs
Paper and Industrial Converted Products segment	427	360	787	887
Consumer Packaging segment	—	19	19	19
Packaging Services segment	139	333	472	472
Total Charges and Adjustments	$(1,023)	$6,650	$5,627	$5,727

FORM 10-K Sonoco 2011 Annual Report	F10

The following table sets forth the activity in the 2010 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets:

2010 Actions Accrual Activity	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability, December 31, 2009	$—	$—	$—	$—
2010 charges	4,813	1,356	712	6,881
Adjustments	3	(234)	—	(231)
Cash receipts/(payments)	(3,523)	560	(654)	(3,617)
Asset write downs/disposals	—	(1,682)	—	(1,682)
Foreign currency translation	(11)	—	1	(10)
Liability, December 31, 2010	$1,282	$—	$59	$1,341
2011 charges	185	—	566	751
Adjustments	(123)	(1,651)	—	(1,774)
Cash receipts/(payments)	(1,096)	2,737	(625)	1,016
Asset write downs/disposals	—	(1,086)	—	(1,086)
Liability, December 31, 2011	$248	$—	$—	$248

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

2009 Actions

During 2009, the Company closed a paper mill in the United States, five tube and core plants – three in the United States, one in Europe and one in Canada, and a wooden reel facility in the United States (all part of the Paper and Industrial Converted Products segment). The Company also closed two rigid paper packaging plants and a molded plastics facility in the United States (part of the Consumer Packaging segment), and a fulfillment service center in Germany (part of the Packaging Services segment). The Company also sold a small Canadian recovered paper brokerage business and realigned its fixed cost structure resulting in the elimination of approximately 225 positions.

Below is a summary of 2009 Actions and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative.

2009 Actions	Year Ended December 31,			Total Incurred to Date	Estimated Total Cost
	2011	2010	2009
Severance and Termination Benefits
Paper and Industrial Converted Products segment	$259	$1,881	$13,595	$15,735	$16,060
Consumer Packaging segment	195	310	3,202	3,707	3,732
Packaging Services segment	(2)	50	1,432	1,480	1,480
Protective Packaging segment	—	(3)	11	8	8
Corporate	11	262	665	938	938
Asset Impairment/Disposal of Assets
Paper and Industrial Converted Products segment	—	(2,262)	6,686	4,424	4,424
Consumer Packaging segment	(10)	20	556	566	566
Packaging Services segment	—	—	7	7	7
Other Costs
Paper and Industrial Converted Products segment	892	2,954	1,969	5,815	5,815
Consumer Packaging segment	398	809	361	1,568	1,568
Packaging Services segment	105	180	145	430	430
Total Charges and Adjustments	$1,848	$4,201	$28,629	$34,678	$35,028

F11

The following table sets forth the activity in the 2009 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets:

2009 Actions Accrual Activity	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability, December 31, 2009	$8,825	$—	$11	$8,836
2010 charges	1,336	420	3,943	5,699
Adjustments	1,164	(2,662)	—	(1,498)
Cash receipts/(payments)	(6,603)	4,885	(3,954)	(5,672)
Asset write downs/disposals	—	(2,643)	—	(2,643)
Foreign currency translation	(26)	—	—	(26)
Liability, December 31, 2010	$4,696	$—	$—	$4,696
2011 charges	301	—	1,725	2,026
Adjustments	162	(10)	(330)	(178)
Cash receipts/(payments)	(1,724)	720	(1,395)	(2,399)
Asset write downs/disposals	—	(710)	—	(710)
Foreign currency translation	2	—	—	2
Liability, December 31, 2011	$3,437	$—	$—	$3,437

“Adjustments” in 2010 consist of the net gain arising from the sale of the land and buildings of a former tube and core manufacturing facility in Europe that had been closed in 2009 and adjustments to the estimated severance charges that had been recognized late in 2009.

“Other Costs” consist primarily of costs related to plant closures including the cost of equipment removal, utilities, plant security, property taxes and insurance.

The Company expects to pay the majority of the remaining 2009 Actions restructuring costs by the end of 2012 using cash generated from operations.

Earlier actions

Earlier Actions are comprised of a number of plant closures and workforce reductions initiated prior to 2009. Charges recognized in 2011 relate primarily to building lease terminations and plant closures and include the cost of equipment removal, utilities, plant security, property taxes and insurance. At December 31, 2011, the remaining restructuring accrual for Earlier Actions was $354. The accrual, included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheet, relates primarily to building lease terminations. The Company expects to recognize future pretax charges of approximately $675 associated with Earlier Actions, and expects the majority of both the liability and the future costs to be paid by the end of 2012 using cash generated from operations.

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

5. Cash and cash equivalents

At December 31, 2011 and 2010, outstanding checks totaling $12,989 and $21,589, respectively, were included in “Payable to suppliers” on the Company’s Consolidated Balance Sheets. In addition, outstanding payroll checks of $848 and $781 as of December 31, 2011 and 2010, respectively, were included in “Accrued wages and other compensation” on the Company’s Consolidated Balance Sheets.

The Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. The Company’s Consolidated Balance Sheets reflect a net cash deposit under this pooling arrangement of $3,569 and $8,877 as of December 31, 2011 and 2010, respectively.

6. Property, plant and equipment

Details of the Company’s property, plant and equipment at December 31 are as follows:

	2011	2010
Land	$75,798	$71,663
Timber resources	39,806	39,629
Buildings	453,106	428,807
Machinery and equipment	2,501,945	2,430,514
Construction in progress	102,708	94,291
	3,173,363	3,064,904
Accumulated depreciation and depletion	(2,153,072)	(2,120,768)
Property, plant and equipment, net	$1,020,291	$944,136

Estimated costs for completion of capital additions under construction totaled approximately $165,000 at December 31, 2011.

Depreciation and depletion expense amounted to $163,198 in 2011, $156,529 in 2010 and $161,180 in 2009.

The Company has certain properties and equipment that are leased under noncancelable operating leases. Future minimum rentals under noncancelable operating leases with terms of more than one year are as follows: 2012 – $36,900; 2013 – $26,600; 2014 – $17,700; 2015 – $13,100; 2016 – $8,800 and thereafter – $11,300. Total rental expense under operating leases was approximately $58,200 in 2011, $49,500 in 2010 and $50,100 in 2009.

FORM 10-K Sonoco 2011 Annual Report	F12

7. Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2011, are as follows:

	Consumer Packaging Segment	Paper and Industrial Converted Products Segment	Packaging Services Segment	Protective Packaging Segment	Total
Balance as of January 1, 2011	$431,169	$250,309	$158,023	$247	$839,748
Goodwill on acquisitions	330	5,910	—	268,861	275,101
Other	(4,745)	(97)	—	—	(4,842)
Foreign currency translation	(2,692)	(3,646)	—	15	(6,323)
Balance as of December 31, 2011	$424,062	$252,476	$158,023	$269,123	$1,103,684

The Company recorded $275,101 of goodwill in connection with 2011 acquisitions, primarily the November 8, 2011, acquisition of Tegrant. “Other” consists primarily of amounts previously recorded as “Goodwill” that have been reclassified to “Long-term Deferred Income Taxes” upon finalization of the purchase price allocation related to the July 2010 acquisition of Associated Packaging Technologies, Inc. which resulted from a final review of the facts and circumstances that existed at the time of the acquisition. In addition, “Other” also reflects the disposal of $97 of goodwill associated with the sale of a small tube and core business in the United States.

The Company completed its most recent annual goodwill impairment testing during the third quarter of 2011. As described in Note 2, the Company elected early adoption of ASU 2011-08 for its annual goodwill impairment testing. Under prior guidance, a two-step process was followed to test for goodwill impairment, the first step being to determine and compare the estimated current fair value of each reporting unit to its carrying value. If the estimated fair value was less than the carrying value, then step two was performed to determine the amount, if any, of the goodwill impairment. The revised guidance in ASU 2011-08 allows a company to first make a qualitative determination regarding the likelihood of impairment before performing these two steps. If impairment is not determined to be more likely than not, then the two-step test does not need to be conducted.

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

Although no reporting units failed the qualitative or quantitative assessments noted above, in management’s opinion, the reporting units with significant goodwill having the greatest risk of future impairment if actual results in the future are not as expected are Blow Molded Plastics (Matrix) and Flexible Packaging. Total goodwill associated with these reporting units was approximately $129,000 and $93,000, respectively, at December 31, 2011.

The reporting unit with the most significant growth expectations relative to its size is Rigid Paper Containers – Europe. Total goodwill associated with this reporting unit was approximately $9,000 at December 31, 2011.

Other intangible assets

Details at December 31 are as follows:

	2011	2010
Other Intangible Assets, Gross:
Patents	$2,222	$2,264
Customer lists	338,664	180,673
Trade names	21,175	3,595
Proprietary technology	17,818	8,430
Land use rights	360	354
Supply agreements	—	1,000
Other	4,925	4,384
Other Intangible Assets, Gross	$385,164	$200,700
Accumulated Amortization	$(85,464)	$(70,300)
Other Intangible Assets, Net	$299,700	$130,400

The Company recorded $186,992 of identifiable intangibles in connection with 2011 acquisitions. Of this total, $159,412 related to customer lists, $17,600 to trade names, and $9,980 to proprietary technology and other intangible assets. The customer lists will be amortized over lives ranging from 10 to 13 years, trade names will be amortized over 40 years, and the other intangible assets will be amortized over lives ranging from three to 10 years.

F13

Aggregate amortization expense on intangible assets was $16,673, $13,136 and $12,407 for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization expense on intangible assets is expected to approximate $28,600 in 2012, $28,300 in 2013, $27,700 in 2014, $26,000 in 2015 and $25,400 in 2016.

8. Debt

Debt at December 31 was as follows:

	2011	2010
Commercial paper, average rate of 0.36% in 2011 and 0.32% in 2010	$27,000	$30,000
Term loan, due November 2014	150,000	—
6.5% debentures due November 2013	119,149	119,937
5.625% debentures due November 2016	75,093	75,057
9.2% debentures due August 2021	4,321	4,321
4.375% debentures due November 2021	248,877	—
5.75% debentures due November 2040	604,856	350,783
Foreign denominated debt, average rate of 5.3% in 2011 and 8.4% in 2010	43,240	27,760
Other notes	14,096	13,032
Total debt	1,286,632	620,890
Less current portion and short-term notes	53,666	16,949
Long-term debt	$1,232,966	$603,941

The Company currently operates a $350,000 commercial paper program, supported by a committed bank credit facility of the same amount. In October 2010, the Company entered into an amended and restated credit agreement for that facility with a syndicate of eight banks. The bank credit facility is committed through October 2015. If circumstances were to prevent the Company from issuing commercial paper, it has the contractual right to draw funds directly on the underlying bank credit facility. Outstanding commercial paper, a component of the Company’s long-term debt, totaled $27,000 and $30,000 at December 31, 2011 and 2010, respectively.

Under Internal Revenue Service rules, U.S. corporations may borrow funds from foreign subsidiaries for up to 30 days without unfavorable tax consequences. At various times throughout 2011 and 2010, including each year end, the Company utilized this rule to access offshore cash in lieu of issuing commercial paper. Amounts outstanding under the rule at December 31, 2011 and 2010, were $145,000 and $100,000, respectively. These short-term lending arrangements were subsequently settled within the allowable period, resulting in equivalent increases in commercial paper outstanding and cash on hand. Depending on its immediate offshore cash needs, the Company may choose to access such funds again in the future as allowed under the rule.

In the fourth quarter of 2011, the Company issued through public offering a total of $500,000 of debentures pursuant to an effective shelf registration statement. The issuance comprised $250,000 of 4.375% debentures due 2021 and $250,000 of 5.75% debentures due 2040. The new 2040 debentures constituted a further issuance of the 5.75% notes due 2040, which were issued in November 2010. Also in the fourth quarter of 2011, the Company entered into a $150,000 term loan agreement with a three-year maturity. Proceeds from the new debentures and the term loan were used to fund the Company’s November 2011 acquisition of Tegrant.

Proceeds from the issuance of $350,000 of 5.75% debentures in November 2010 were used largely to purchase the tenders of a portion of the Company’s outstanding 6.5%, 5.625% and 9.2% debentures. In conjunction with these purchases, the Company recognized a pretax loss from the early extinguishment of debt in 2010 totaling $48,617 pretax.

At December 31, 2011, the Company had approximately $101,000 available under unused short-term lines of credit. These short-term lines of credit are for general Company purposes, with interest at mutually agreed-upon rates.

Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires the Company to maintain a minimum level of interest coverage, and a minimum level of net worth, as defined. As of December 31, 2011, the Company had substantial tolerance above the minimum levels required under these covenants.

The principal requirements of debt maturing in the next five years are: 2012 – $53,666; 2013 – $137,016; 2014 – $122,928; 2015 – $29,896 and 2016 – $77,482.

9. Financial instruments and derivatives

The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments where the carrying amount differs from the fair value.

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$1,232,966	$1,282,727	$603,941	$624,786

The carrying value of cash and cash equivalents, short-term debt and long-term variable-rate debt approximates fair value. The fair value of long-term debt is based on quoted market prices or is determined by discounting future cash flows using interest rates available to the Company for issues with similar terms and average maturities.

Cash flow hedges

At December 31, 2011 and 2010, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. To the extent considered effective, the changes in fair value of these contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which the hedged item impacts earnings.

Commodity cash flow hedges

The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas and aluminum. At December 31, 2011, natural gas swaps covering approximately 9.3 million MMBTUs were outstanding. These contracts represent approximately 72%, 73% and 38% of anticipated U.S. and Canadian

FORM 10-K Sonoco 2011 Annual Report	F14

usage for 2012, 2013 and 2014, respectively. Additionally, the Company had swap contracts covering 4,419 metric tons of aluminum representing approximately 33% of anticipated usage for 2012, and 25,500 short tons of old corrugated containers (OCC) representing approximately 4% of anticipated usage for 2012. The fair values of the Company’s commodity cash flow hedges were in loss positions totaling $(13,989) and $(12,421) at December 31, 2011 and 2010, respectively. The amount of the loss included in accumulated other comprehensive loss at December 31, 2011, expected to be reclassified to the income statement during the next twelve months is $(10,186).

Foreign currency cash flow hedges

The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases forecasted to occur in 2012. At December 31, 2011, the net position of these contracts was to purchase approximately 45.3 million Canadian dollars, 15.7 billion Colombian pesos, 275.1 million Mexican pesos, 17.6 million Polish zlotys, and 18.5 million Turkish lira and sell approximately 2.9 million Australian dollars, 0.2 million Brazilian reais, 9.9 million euros, 0.4 million British pounds, 1.8 million New Zealand dollars, and 82.4 million Russian rubles. The fair values of the Company’s foreign currency cash flow hedges were $608 and $229 at December 31, 2011 and 2010, respectively. During 2011, certain foreign currency cash flow hedges related to construction in progress were settled as the capital expenditures were made. Gains totaling $498 were reclassified from accumulated other comprehensive loss and netted against the carrying value of the assets during the year ended December 31, 2011. The amount of the gain included in accumulated other comprehensive loss at December 31, 2011, expected to be reclassified to the income statement during the next twelve months is $645.

Other derivatives

The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and existing foreign currency denominated receivables and payables. The Company does not apply hedge accounting treatment under ASC 815 for these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur. At December 31, 2011, the net position of these contracts, all of which were short term, was to purchase 5.0 million Canadian dollars and sell 10.6 billion Colombian pesos, 42.5 million euros and 2.8 million British pounds. The fair value of the Company’s other derivatives were $(746) and $60 at December 31, 2011 and 2010, respectively.

The Company has determined all hedges to be highly effective and as a result only immaterial ineffectiveness has been recorded during the periods presented.

The following table sets forth the location and fair values of the Company’s derivative instruments:

		Fair Value at December 31
Description	Balance Sheet Location	2011	2010
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$—	$429
Commodity Contracts	Other assets	$—	$79
Commodity Contracts	Accrued expenses and other	$(10,234)	$(10,344)
Commodity Contracts	Other liabilities	$(3,755)	$(2,585)
Foreign Exchange Contracts	Prepaid expenses	$1,097	$554
Foreign Exchange Contracts	Accrued expenses and other	$(489)	$(325)
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Prepaid expenses	$2	$110
Foreign Exchange Contracts	Accrued expenses and other	$(748)	$(50)

F15

The following table sets forth the effect of the Company’s derivative instruments on financial performance for the twelve months ended December 31, 2011, excluding the gains on foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$803	Net sales	$1,759	Net sales	$—

		Cost of sales	$(1,929)	Cost of sales	$(82)

Commodity Contracts	$(11,761)	Cost of sales	$(9,996)	Cost of sales	$(57)

		Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts		Cost of sales	$(23)

		Selling, general and administrative	$(723)

The following table sets forth the effect of the Company’s derivative instruments on financial performance for the twelve months ended December 31, 2010:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$2,098	Net sales	$3,756	Net sales	$(1)

		Cost of sales	$(1,165)	Cost of sales	$—

Commodity Contracts	$(11,552)	Cost of sales	$(7,445)	Cost of sales	$(255)

Fair value hedge derivatives:

Interest Rate Swap				Interest expense	$(121)

		Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts		Cost of sales	$36

		Selling, general and administrative	$40

FORM 10-K Sonoco 2011 Annual Report	F16

10. Fair value measurements

The following tables set forth information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis. The Company does not currently have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2011	Quoted Market Prices in Active Market for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Hedge derivatives, net
Commodity contracts	$(13,989)	$—	$(13,989)	$—
Foreign exchange contracts	608	—	608	—
Non-hedge derivatives, net
Foreign exchange contracts	(746)	—	(746)	—
Deferred Compensation Plan Assets	2,279	2,279	—	—
Postretirement Benefit Plan Assets:
Mutual Funds (a)	722,811	53,987	668,824	—
Fixed Income Securities (b)	197,233	—	197,233	—
Common Stocks	81,519	81,519	—	—
Short-term Investments (c)	31,804	13,275	18,529	—
Hedge Fund of Funds (d)	67,779	—	67,779	—
Real Estate Funds (e)	45,682	—	45,682	—
Cash and Accrued Income	2,582	2,582	—	—
Forward Contracts	348	—	348	—
Total Postretirement Benefit Plan Assets	$1,149,758	$151,363	$998,395	$—

Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)*
Hedge derivatives, net
Commodity contracts	$(12,421)	$—	$(12,421)	$—
Foreign exchange contracts	229	—	229	—
Non-hedge derivatives, net
Foreign exchange contracts	60	—	60	—
Deferred Compensation Plan Assets	2,236	2,236	—	—
Postretirement Benefit Plan Assets:
Mutual Funds (a)	697,371	61,061	636,310	—
Fixed Income Securities (b)	140,445	—	140,445	—
Common Stocks	118,844	118,844	—	—
Short-term Investments (c)	7,958	4,763	3,195	—
Hedge Fund of Funds (d)	59,913	—	59,913	—
Real Estate Funds (e)	36,970	—	36,970	—
Cash and Accrued Income	1,388	1,388	—	—
Forward Contracts	535	—	535	—
Total Postretirement Benefit Plan Assets	$1,063,424	$186,056	$877,368	$—
*	The Company determined that investments previously classified as Level 3 were more appropriately classified as Level 2. Accordingly, they have been reclassified to conform to the current presentation.
(a)

Mutual fund investments are comprised predominantly of equity securities of U.S. corporations with large capitalizations and also include funds invested in corporate equities in international and emerging markets.

(b)	Fixed income securities include funds that invest primarily in U.S. Treasuries and long-term domestic bonds.
(c)	This category includes several money market funds used for managing overall liquidity.
(d)

This category includes investments in a number of funds representing a variety of strategies intended to diversify risks and reduce volatility. It includes event-driven credit and equity investments targeted at economic policy decisions, long and short positions in U.S. and international equities, arbitrage investments, and emerging market equity investments.

(e)	This category includes investments in real estate funds (including office, industrial, residential and retail) primarily throughout the United States.

F17

The Company’s pension plan assets comprise more than 98% of its total postretirement benefit plan assets. The assets of the Company’s various pension plans and retiree health and life insurance plans are largely invested in the same funds and investments and in similar proportions and, as such, are not shown separately, but are combined in the tables above. Postretirement benefit plan assets are netted against postretirement benefit obligations to determine the funded status of each plan. The funded status is recognized in the Company’s Consolidated Balance Sheets as shown in Note 12.

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

11. Share-based compensation plans

The Company provides share-based compensation to certain of its employees and non-employee directors in the form of stock options, stock appreciation rights, restricted stock units and other share-based awards. Awards issued prior to 2009 were issued pursuant to the 1991 Key Employee Stock Plan (the “1991 Plan”) or the 1996 Non-Employee Directors Stock Plan (the “1996 Plan”). Awards issued after 2008 were issued pursuant to the Sonoco Products Company 2008 Long-Term Incentive Plan (the “2008 Plan”), which became effective upon approval by the shareholders on April 16, 2008. The maximum number of shares of common stock that may be issued under the 2008 Plan was set at 8,500,000 shares, subject to certain adjustments, which includes all awards that were granted, forfeited or expired during 2008 under all previous plans. At December 31, 2011, a total of 3,154,693 shares remain available for future grant under the 2008 Plan. After the effective date of the 2008 Plan, no awards may be granted under any previous plan. The Company issues new shares for stock option and stock appreciation right exercises and stock unit conversions. Although the Company from time to time has repurchased shares to replace its authorized shares issued under its stock compensation plans, there is no specific schedule or policy to do so. The Company’s stock-based awards to non-employee directors have not been material.

Accounting for share-based compensation

For stock appreciation rights granted to retiree-eligible employees, the service completion date is assumed to be the grant date; therefore, expense associated with share-based compensation to these employees is recognized at that time.

Total compensation cost for share-based payment arrangements was $12,102, $15,804 and $8,616, for 2011, 2010 and 2009, respectively. The related tax benefit recognized in net income was $4,421, $5,936 and $3,254, for the same years, respectively. Share-based compensation expense is included in “Selling, general and administrative expenses” in the Consolidated Statements of Income.

An “excess” tax benefit is created when the tax deduction for an exercised stock option, exercised stock appreciation right or converted stock unit exceeds the compensation cost that has been recognized in income. The excess tax benefit is not recognized on the income statement, but rather on the balance sheet as “Capital in excess of stated value.” The additional net excess tax benefit realized was $4,018, $4,209 and $1,030 for 2011, 2010 and 2009, respectively.

Stock appreciation rights (SARs) and stock options

The Company typically grants stock appreciation rights annually on a discretionary basis to its key employees. Prior to 2006, options were granted at market (had an exercise price equal to the closing market price on the date of grant), had 10-year terms and vested over one year, except for the options granted in 2005, which vested immediately. In 2006, the Company began to grant stock appreciation rights (SARs) instead of stock options. SARs are granted at market, vest over one year, have seven-year terms and can be settled only in stock. Both stock options and SARs are exercisable upon vesting. On February 9, 2011, the Company granted to employees a total of 601,100 stock-settled SARs. Additional grants totaling 6,700 SARs were made at various other dates during 2011. All SARs were granted at the closing market price on the date of grant. As of December 31, 2011, unrecognized compensation cost related to nonvested SARs totaled $274. This cost will be recognized over the remaining weighted-average vesting period of approximately two months.

The weighted-average fair value of SARs granted was $8.42, $6.30 and $4.21 per share in 2011, 2010 and 2009, respectively. The Company computed the estimated fair values of all SARs using the binomial option-pricing model applying the assumptions set forth in the following table:

	2011	2010	2009
Expected dividend yield	3.1%	3.8%	4.6%
Expected stock price volatility	33.8%	33.3%	29.4%
Risk-free interest rate	2.1%	2.4%	1.9%
Expected life of SARs	4 years	4 years	4 years

The assumptions employed in the calculation of the fair value of SARs were determined as follows:

•	Expected dividend yield – the Company’s annual dividend divided by the stock price at the time of grant.
•	Expected stock price volatility – based on historical volatility of the Company’s common stock measured weekly for a time period equal to the expected life.
•	Risk-free interest rate – based on U.S. Treasury yields in effect at the time of grant for maturities equal to the expected life.
•	Expected life – calculated using the simplified method as prescribed in U.S. GAAP, where the expected life is equal to the sum of the vesting period and the contractual term divided by two.

FORM 10-K Sonoco 2011 Annual Report	F18

The following tables summarize information about stock options and SARs outstanding and exercisable at December 31, 2011. At December 31, 2011, the fair market value of the Company’s stock used to calculate intrinsic value was $32.96 per share.

	Options and SARs Vested and Expected to Vest
Range of Exercise Prices	Number Outstanding	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price	Aggregate Intrinsic Value
$21.15 - $24.75	1,309,565	2.8 years	$23.08	$12,939
$25.13 - $28.93	1,302,579	3.7 years	$27.67	$6,891
$29.30 - $43.83	2,297,311	3.2 years	$34.37	$1,987

$21.15 - $43.83	4,909,455	3.2 years	$29.58	$21,817

	Options and SARs Exercisable
Range of Exercise Prices	Number Exercisable	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price	Aggregate Intrinsic Value
$21.15 - $24.75	1,309,565	2.8 years	$23.08	$12,939
$25.13 - $28.93	1,302,579	3.7 years	$27.67	$6,891
$29.30 - $43.83	1,692,761	2.2 years	$33.68	$1,987

$21.15 - $43.83	4,304,905	2.8 years	$28.64	$21,817

The activity related to the Company’s stock options and SARs is as follows:

	Nonvested	Vested	Total	Weighted- average Exercise Price
Outstanding, December 31, 2010	685,200	4,683,707	5,368,907	$28.01
Vested	(685,200)	685,200	—
Granted	607,800	—	607,800	$36.32
Exercised	—	(1,049,626)	(1,049,626)	$25.39
Forfeited/Expired	(3,250)	(14,376)	(17,626)	$32.00

Outstanding, December 31, 2011	604,550	4,304,905	4,909,455	$29.58

The aggregate intrinsic value of options and SARs exercised during the years ended December 31, 2011, 2010 and 2009 was $10,123, $11,270 and $2,269, respectively. Cash received by the Company on option exercises was $21,253, $23,155 and $7,159 for the same years, respectively.

Performance-based stock awards

The Company typically grants performance contingent restricted stock units (PCSUs) annually on a discretionary basis to certain of its executives and other members of its management team. Both the ultimate number of PCSUs awarded and the vesting period are dependent upon the degree to which performance targets are achieved over three-year performance periods. Half of the units available to be earned are tied to an earnings target and half are tied to a return on assets target. If the respective performance target is met, units awarded vest at the end of the three-year performance period. In the event performance targets are not met, a minimum number of units are awarded and vest 50% at the end of four years and 50% at the end of five years. Upon vesting, PCSUs are convertible into common shares on a one-for-one basis.

For the awards granted in 2011 and 2010, the total PCSUs that could ultimately vest ranges from 293,298 to 879,893. The 2011 awards can range from 123,413 to 370,238 units and are tied to the three-year period ending December 31, 2013. The 2010 awards can range from 169,885 to 509,655 units and are tied to the three-year period ending December 31, 2012.

The three-year performance cycle for the 2009 awards was completed on December 31, 2011. Based on performance, 407,933 stock units were awarded, all of which qualified for accelerated vesting on December 31, 2011. The intrinsic value of the awards vesting in 2011 was $13,445.

The three-year performance cycle for the 2008 awards was completed on December 31, 2010. Based on performance, 97,489 stock units were awarded, the minimum provided for under the award. A total of 56,039 stock units qualified for accelerated vesting and vested on December 31, 2010. An additional 20,725 stock units with an intrinsic value of $683 vested on December 31, 2011. The remaining units will vest on December 31, 2012.

The three-year performance cycle for the 2007 awards was completed on December 31, 2009. Based on performance, 82,977 stock units were awarded. These awards did not qualify for accelerated vesting. A total of 45,057 stock units vested on December 31, 2010, with the remaining 37,920 units vesting on December 31, 2011. The intrinsic value of the awards vesting in 2011 was $1,250.

Noncash stock-based compensation associated with PCSUs totaled $5,354, $9,660 and $4,001 for 2011, 2010 and 2009, respectively. As of December 31, 2011, there was approximately $5,581 of total unrecognized compensation cost related to nonvested PCSUs. This cost is expected to be recognized over a weighted-average period of 20 months.

Restricted stock awards

Since 1994, the Company has from time to time granted awards of restricted stock units to certain of the Company’s executives. These awards normally vest over a five-year period with one-third vesting on each of the third, fourth and fifth anniversaries of the grant. An executive must be actively employed by the Company on the vesting date for shares to be issued. However, in the event of the executive’s death, disability or retirement prior to full vesting, shares will be issued on a pro rata basis up through the time the executive’s employment ceases. Participants can elect to defer receipt. Once vested, these awards do not expire. As of December 31, 2011, a total of 434,620 restricted stock units remained outstanding, 328,442 of which were vested. During 2011, 11,225 restricted stock units vested and 20,537 restricted stock units were granted. Noncash stock-based compensation associated with restricted stock grants totaled $365, $680 and $746 for 2011, 2010 and 2009, respectively. As of December 31, 2011, there was $1,022 of total unrecognized compensation cost related to nonvested restricted stock units. This cost is expected to be recognized over a weighted-average period of 18 months.

F19

The activity related to the PCSUs and restricted stock units is as follows:

	Nonvested	Vested	Total	Average Grant Date Fair Value Per Share
Outstanding, December 31, 2010	1,190,647	912,872	2,103,519	$25.69
Granted	143,949	—	143,949	$32.61
Performance adjustments	(271,003)	(3,312)	(274,315)	$21.85
Vested	(477,803)	477,803	—
Converted	—	(180,765)	(180,765)	$28.84
Dividend equivalents	1,947	30,400	32,347	$32.05

Outstanding, December 31, 2011	587,737	1,236,998	1,824,735	$27.37

Deferred compensation plans

Certain officers and directors of the Company may elect to defer a portion of their compensation in the form of stock units. Units are granted as of the day the cash compensation would have otherwise been paid using the closing price of the Company’s common stock on that day. The units immediately vest and earn dividend equivalents. Units are distributed in the form of common stock upon retirement over a period elected by the employee. Cash compensation totaling $1,139 was deferred as stock units during 2011, resulting in 33,798 units being granted.

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

The components of net periodic benefit cost include the following:

	2011	2010	2009
Retirement Plans
Service cost	$20,796	$19,647	$21,757
Interest cost	70,869	71,678	73,221
Expected return on plan assets	(84,015)	(77,882)	(59,275)
Amortization of net transition obligation	464	445	353
Amortization of prior service cost	335	139	956
Amortization of net actuarial loss	24,911	35,736	41,317
Effect of settlement loss	—	—	935
Effect of curtailment loss	—	—	3,005
Other	92	212	(171)
Net periodic benefit cost	$33,452	$49,975	$82,098

Retiree Health and Life Insurance Plans
Service cost	$1,016	$1,139	$1,454
Interest cost	1,583	2,169	3,693
Expected return on plan assets	(1,446)	(1,385)	(1,206)
Amortization of prior service credit	(7,882)	(10,182)	(11,155)
Amortization of net actuarial loss	927	1,611	2,319
Net periodic benefit income	$(5,802)	$(6,648)	$(4,895)

The following tables set forth the Plans’ obligations and assets at December 31:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2011	2010	2011	2010
Change in Benefit Obligation
Benefit obligation at January 1	$1,356,574	$1,286,242	$40,517	$49,908
Service cost	20,796	19,647	1,016	1,139
Interest cost	70,869	71,678	1,583	2,169
Plan participant contributions	1,016	1,337	1,514	2,037
Plan amendments	1,629	483	(133)	(4,566)
Actuarial loss/(gain)	173,381	54,994	(3,185)	(5,360)
Benefits paid	(78,760)	(74,940)	(3,205)	(4,838)
Impact of foreign exchange rates	(2,999)	(2,197)	(10)	28
Effect of curtailments	—	(882)	—	—
Other	2,224	212	—	—
Benefit obligation at December 31	$1,544,730	$1,356,574	$38,097	$40,517

FORM 10-K Sonoco 2011 Annual Report	F20

	Retirement Plans		Retiree Health and Life Insurance Plans
	2011	2010	2011	2010
Change in Plan Assets
Fair value of plan assets at January 1	$1,043,366	$986,908	$20,058	$19,355
Actual return on plan assets	38,916	119,930	1,020	2,389
Company contributions	132,089	16,537	1,440	1,214
Plan participant contributions	1,016	1,337	1,514	2,037
Benefits paid	(78,760)	(74,940)	(3,205)	(4,838)
Impact of foreign exchange rates	(1,947)	(1,074)	—	—
Expenses paid	(5,638)	(5,544)	(111)	(99)
Other	—	212	—	—
Fair value of plan assets at December 31	$1,129,042	$1,043,366	$20,716	$20,058
Funded Status of the Plans	$(415,688)	$(313,208)	$(17,381)	$(20,459)

	Retirement Plans		Retiree Health and Life Insurance Plans
	2011	2010	2011	2010
Total Recognized Amounts in the Consolidated Balance Sheets Current liabilities	$(13,212)	$(11,162)	$(1,026)	$(920)
Noncurrent liabilities	(402,476)	(302,046)	(16,355)	(19,539)
Net liability	$(415,688)	$(313,208)	$(17,381)	$(20,459)

Items not yet recognized as a component of net periodic pension cost that are included in Accumulated Other Comprehensive Loss (Income) as of December 31, 2011 and 2010, are as follows:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2011	2010	2011	2010
Net actuarial loss	$680,134	$482,132	$7,980	$11,554
Prior service cost/(credit)	2,418	1,134	(10,898)	(18,647)
Net transition obligation	1,458	1,922	—	—
	$684,010	$485,188	$(2,918)	$(7,093)

The amounts recognized in Other Comprehensive Loss/(Income) during 2011 and 2010 include the following:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2011	2010	2011	2010
Adjustments arising during the period:
Net actuarial loss/(gain)	$222,913	$17,949	$(2,647)	$(6,263)
Prior service cost/(credit)	1,619	483	(133)	(4,566)
Reversal of amortization:
Net actuarial loss	(24,911)	(35,736)	(927)	(1,611)
Prior service cost/(credit)	(335)	(139)	7,882	10,182
Net transition obligation	(464)	(445)	—	—
Total recognized in other comprehensive loss/(income)	$198,822	$(17,888)	$4,175	$(2,258)
Total recognized in net periodic benefit cost and other comprehensive loss/(income)	$232,274	$32,087	$(1,627)	$(8,906)

Of the amounts included in Accumulated Other Comprehensive Loss/(Income) as of December 31, 2011, the portions the Company expects to recognize as components of net periodic benefit cost in 2012 are as follows:

	Retirement Plans	Retiree Health and Life Insurance Plans
Net actuarial loss	$36,285	$801
Prior service cost/(credit)	337	(6,490)
Net transition obligation	459	—
	$37,081	$(5,689)

The accumulated benefit obligation for all defined benefit plans was $1,480,657 and $1,298,865 at December 31, 2011 and 2010, respectively.

The projected benefit obligation (PBO), accumulated benefit obligation (ABO) and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were, $1,544,730, $1,480,657 and $1,129,041, respectively, as of December 31, 2011, and $1,356,574, $1,298,865 and $1,043,366, respectively, as of December 31, 2010.

F21

The following table sets forth the Company’s projected benefit payments for the next ten years:

Year	Retirement Plans	Retiree Health and Life Insurance Plans
2012	$85,325	$3,617
2013	$85,594	$3,753
2014	$85,653	$3,891
2015	$85,074	$4,001
2016	$86,845	$3,927
2017-2021	$455,364	$16,368

Assumptions

The following tables set forth the major actuarial assumptions used in determining the PBO, ABO and net periodic cost:

Weighted-average assumptions used to determine benefit obligations at December 31	U.S. Retirement Plans	U.S. Retiree Health and Life Insurance Plans	Foreign Plans
Discount Rate
2011	4.45%	3.76%	4.36-5.31%
2010	5.21%	4.37%	4.40-6.00%
Rate of Compensation Increase
2011	4.63%	4.15%	2.50-3.50%
2010	4.49%	4.29%	2.50-4.50%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31	U.S. Retirement Plans	U.S. Retiree Health and Life Insurance Plans	Foreign Plans
Discount Rate
2011	5.21%	4.37%	4.40-6.00%
2010	5.74%	5.08%	5.00-6.75%
2009	6.48%	6.19%	6.00-7.50%
Expected Long-term Rate of Return
2011	7.79%	8.00%	3.75-7.40%
2010	8.50%	8.50%	3.75-7.50%
2009	8.50%	8.50%	3.75-7.70%
Rate of Compensation Increase
2011	4.49%	4.29%	2.50-4.50%
2010	4.59%	4.38%	2.50-4.00%
2009	4.66%	4.46%	2.50-4.00%

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

Healthcare Cost Trend Rate	Pre-age 65	Post-age 65
2011	8.00%	8.00%
2010	8.00%	8.00%

Ultimate Trend Rate	Pre-age 65	Post-age 65
2011	5.5%	5.5%
2010	5.5%	5.5%

Year at which the Rate Reaches the Ultimate Trend Rate	Pre-age 65	Post-age 65
2011	2017	2017
2010	2016	2016

Increasing the assumed trend rate for healthcare costs by one percentage point would increase the accumulated postretirement benefit obligation (the APBO) and total service and interest cost component approximately $502 and $59, respectively. Decreasing the assumed trend rate for healthcare costs by one percentage point would decrease the APBO and total service and interest cost component approximately $456 and $52, respectively. Based on amendments to the U.S. plan approved in 1999, which became effective in 2003, cost increases borne by the Company are limited to the Urban CPI, as defined.

Plan changes and amendments

In December 2010, the Company’s Board of Directors approved an amendment to the U.S. qualified defined benefit pension plan that resulted in the plan being split into two separate plans effective January 1, 2011. The result of the split was the creation of one plan including only active participants (the “Active Plan”) and another larger plan including only inactive participants (the “Inactive Plan”). Actuarial losses associated with the Active Plan will continue to be amortized over the average remaining service life of the active participants (approximately nine years) while the actuarial losses associated with the Inactive Plan will be amortized over the remaining life expectancy of the inactive participants (approximately 23 years). The longer amortization period lowered overall benefit plan expense by approximately $14,000 in 2011. This benefit was partially offset by lower assumed rates of return. With the split into two plans, the Company has employed a somewhat more conservative asset allocation strategy for the Inactive Plan.

FORM 10-K Sonoco 2011 Annual Report	F22

During 2010, certain retiree medical benefits and life insurance coverage under the Company’s U.S. Retiree Medical and Life Insurance Plan were changed, reducing the accumulated postretirement benefit obligation by $4,566. The resulting prior service credit is being amortized over a period of approximately four years.

During 2009, the Company’s U.S. qualified defined benefit pension plan was amended to allow a lump sum payment option upon termination to plan participants who chose to freeze their benefit December 31, 2009, and move to the SIRP. The effect of this and other smaller amendments was a reduction in the projected benefit obligation of $4,300. Also during 2009, the Company amended its U.S. Retiree Medical and Life Insurance Plan to freeze the Company subsidy for both pre- and post-Medicare retiree medical coverage at 2009 levels effective January 1, 2010, and to eliminate any early retirement reduction factor applied to the Company subsidy for pre-Medicare coverage for current retirees as of December 31, 2009.

In addition, the Company will no longer provide post-Medicare retiree medical coverage to its active employees or post-1981 retirees, except for certain union groups. The impact of these changes was an overall reduction in the accumulated postretirement benefit obligation of $17,625, which is being amortized over a period of 3.3 years.

During 2005, the Company announced changes in eligibility for retiree medical benefits effective January 1, 2006, for its U.S. plan. These changes included the elimination of a Company subsidy toward the costs of retiree benefits if certain age and service criteria were not met, as well as the elimination of Company- provided prescription drug benefits for Medicare-eligible retirees for those employees who retired after 1981 and for all future retirees. These changes resulted in an overall reduction in the accumulated postretirement benefit obligation of $38,132 in 2005, which was amortized over a period of 4.6 years. The benefit from the amortization of these prior service credits ended during 2010.

Retirement plan assets

The following table sets forth the weighted-average asset allocations of the Company’s retirement plans at December 31, 2011 and 2010, by asset category.

Asset Category		U.S.	U.K.	Canada
Equity securities	2011 2010	49.6% 57.0%	69.2% 73.9%	59.6% 60.2%

Debt securities	2011 2010	37.4% 31.4%	30.0% 22.6%	39.0% 38.2%

Alternative	2011 2010	12.6% 11.6%	0.0% 2.6%	0.0% 0.0%

Cash and short-term investments	2011 2010	0.4% 0.0%	0.8% 0.9%	1.4% 1.6%
Total	2011 2010	100.0% 100.0%	100.0% 100.0%	100.0% 100.0%

The Company employs a total-return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a desired level of risk. Alternative assets such as real estate funds, private equity funds and hedge funds are used to enhance expected long-term returns while improving portfolio diversification. Risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial condition. Investment risk is measured and monitored on an ongoing basis through periodic investment portfolio reviews and periodic asset/liability studies.

At December 31, 2011, total postretirement benefit plan assets were $1,149,758, of which $884,831 were assets of the U.S. Defined Benefit Plan.

U.S. defined benefit plans

The equity investments are diversified among U.S. and non-U.S. stocks of small to large capitalizations. Following the December 2010 amendment that split the U.S. qualified defined benefit pension plan into the Active Plan and the Inactive Plan effective January 1, 2011, the Company completed separate asset/liability studies for both plans during 2011 and adopted revised investment guidelines for each. The revised guidelines establish a dynamic de-risking framework that will gradually shift the allocation of assets to long-duration domestic fixed income from equity and other asset categories, as the relative funding ratio of each plan increases over time. The current target allocation (midpoint) for the Inactive Plan investment portfolio is: Equity Securities – 49%, Debt Securities – 40%, Alternative – 11%, and Cash – 0%. The current target allocation (midpoint) for the Active Plan investment portfolio is: Equity Securities – 57%, Debt Securities – 30%, Alternative – 13%, and Cash – 0%.

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

F23

Retiree health and life insurance plan assets

The following table sets forth the weighted-average asset allocations of the Company’s U.S. retiree health and life insurance plan at December 31, 2011 and 2010, by asset category. As mentioned previously, the U.S. Retiree Health and Life Insurance Plan comprises approximately 98% of the Retiree Health liability. Therefore, the following information relates to the U.S. Plan only.

Asset Category
Equity securities
2011	46.8%
2010	50.7%
Debt securities
2011	44.4%
2010	41.1%
Alternative
2011	7.7%
2010	7.1%
Cash
2011	1.1%
2010	1.1%
Total
2011	100.0%
2010	100.0%

Contributions

Based on current actuarial estimates, the Company anticipates that the total contributions to its retirement plans and retiree health and life insurance plans will be approximately $73,000 in 2012. No assurances can be made, however, about funding requirements beyond 2012, as they will depend largely on actual investment returns and future actuarial assumptions.

Sonoco Savings Plan

The Sonoco Savings Plan is a defined contribution retirement plan provided for the Company’s U.S. employees. In accordance with the Internal Revenue Service’s “Safe Harbor” matching contributions and vesting provisions, the plan had provided 100% Company matching on the first 3% of pretax contributions, 50% Company matching on the next 2% of pretax contributions and 100% immediate vesting. The plan also provides for participant contributions of 1% to 30% of gross pay. The Company’s matching contribution to the Sonoco Savings Plan was temporarily suspended effective June 1, 2009. A modified matching contribution was subsequently reinstated by the Company effective January 1, 2010. Under the modified matching arrangement, the Company will match 50% on the first 4% of a participant’s pretax contributions. The Company’s expenses related to the plan for 2011, 2010 and 2009 were approximately $8,670, $7,950 and $7,400, respectively.

Sonoco Investment and Retirement Plan

The Sonoco Investment and Retirement Plan (SIRP) is a defined contribution pension plan provided for the Company’s salaried and non-union U.S. employees who were hired on or after January 1, 2004, or those former participants in the Company’s U.S. qualified defined benefit pension plan who elected to transfer into the SIRP under a one-time option effective January 1, 2010. The Company makes an annual contribution of 4% of all eligible pay plus 4% of eligible pay in excess of the Social Security wage base to eligible participant accounts. Participants are fully vested after five years of service or upon reaching age 55, if earlier. The Company’s expenses related to the plan for 2011, 2010 and 2009 were approximately $9,200, $9,300 and $4,250, respectively. Cash contributions to the SIRP totaled $8,568, $4,822 and $4,847 in 2011, 2010 and 2009, respectively.

Other plans

The Company also provides retirement and postretirement benefits to certain other non-U.S. employees through various Company-sponsored and local government sponsored defined contribution arrangements. For the most part, the liabilities related to these arrangements are funded in the period they arise. The Company’s expenses for these plans were not material for all years presented.

13. Income taxes

The provision for taxes on income for the years ended December 31 consists of the following:

	2011	2010	2009
Pretax income
Domestic	$208,588	$183,447	$136,029
Foreign	75,818	71,007	78,192
Total pretax income	$284,406	$254,454	$214,221
Current
Federal	$27,920	$26,560	$24,656
State	5,910	2,714	3,277
Foreign	34,794	22,713	17,196
Total current	$68,624	$51,987	$45,129
Deferred
Federal	$34,992	$23,744	$16,663
State	6,249	1,187	1,855
Foreign	(31,442)	(12,433)	3,171
Total deferred	$9,799	$12,498	$21,689
Total taxes	$78,423	$64,485	$66,818

Deferred tax liabilities/(assets) are comprised of the following at December 31:

	2011	2010
Depreciation	$114,037	$93,321
Intangibles	150,962	83,179
Gross deferred tax liabilities	$264,999	$176,500
Retiree health benefits	$(10,871)	$(11,869)
Foreign loss carryforwards	(87,689)	(86,628)
U.S. Federal loss carryforwards	(33,995)	—
Capital loss carryforwards	(6,101)	(11,418)
Employee benefits	(183,690)	(121,731)
Accrued liabilities and other	(87,213)	(62,104)
Gross deferred tax assets	$(409,559)	$(293,750)
Valuation allowance on deferred tax assets	$55,713	$76,860
Total deferred taxes, net	$(88,847)	$(40,390)

FORM 10-K Sonoco 2011 Annual Report	F24

Federal loss carryforwards of approximately $97,000 were acquired in the Tegrant acquisition. Foreign subsidiary loss carryforwards of approximately $347,000 remain at December 31, 2011. Their use is limited to future taxable earnings of the respective foreign subsidiaries. Approximately $235,000 of these loss carryforwards do not have an expiration date. The remaining loss carryforwards expire at various dates in the future. Approximately $16,700 of state loss carryforwards and $4,800 of state credit carryforwards remain at December 31, 2011. The state loss and credit carryforwards expire at various dates in the future.

A reconciliation of the U.S. federal statutory tax rate to the actual consolidated tax expense is as follows:

	2011		2010		2009
Statutory tax rate	$99,542	35.0%	$89,059	35.0%	$74,977	35.0%
State income taxes, net of federal tax benefit	6,370	2.2	4,308	1.7	1,589	0.7
Valuation allowance	(20,533)	(7.2)	(5,788)	(2.3)	1,526	0.7
Tax examinations including change in reserve for uncertain tax positions	6,313	2.2	(2,878)	(1.1)	331	0.2
Change in estimates related to prior years	(1,006)	(0.4)	1,274	0.5	(931)	(0.4)
Foreign earnings taxed at other than U.S. rates	(9,730)	(3.4)	(17,153)	(6.8)	(5,808)	(2.7)
Effect of tax rate changes enacted during the year	(952)	(0.3)	645	0.3	(1,219)	(0.6)
Other, net	(1,581)	(0.6)	(4,982)	(2.0)	(3,647)	(1.7)
Total taxes	$78,423	27.5%	$64,485	25.3%	$66,818	31.2%

The change in “Tax examinations including change in reserve for uncertain tax positions” is shown net of associated deferred taxes and accrued interest. Included in the change are net increases of approximately $9,800, $5,200 and $4,600 for uncertain items arising in 2011, 2010 and 2009, respectively. Also included are adjustments related to prior year items, primarily decreases related to lapses of statutes of limitations in international, federal and state jurisdictions as well as overall changes in facts and judgment. These adjustments decreased the reserve by a total of approximately $3,500, $13,300 and $4,300 in 2011, 2010 and 2009, respectively.

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

Included in “Valuation Allowance” is a benefit of $24,282 from the release of a valuation allowance against net operating losses in France. Improved operating results and anticipated benefits from planned restructuring actions provided the Company with sufficient evidence to conclude that it was now more likely than not that the assets could be recovered.

Undistributed earnings of international subsidiaries totaled $448,176 at December 31, 2011. Deferred taxes have not been provided on the undistributed earnings, as the Company considers these amounts to be indefinitely reinvested to finance international growth and expansion. If such amounts were remitted, loaned to the Company, or the stock in the foreign subsidiaries sold, these earnings could become subject to tax.

Reserve for uncertain tax positions

The following table sets forth the reconciliation of the gross amounts of unrecognized tax benefits at the beginning and ending of the periods indicated:

	2011	2010	2009
Gross Unrecognized Tax Benefits at January 1	$28,100	$45,600	$34,800
Increases in prior years’ unrecognized tax benefits	600	4,700	18,300
Decreases in prior years’ unrecognized tax benefits	(1,600)	(16,600)	(5,700)
Increases in current year unrecognized tax benefits	11,200	5,800	5,200
Decreases in unrecognized tax benefits from the lapse of statutes of limitations	(4,500)	(7,000)	(5,300)
Settlements	(1,000)	(4,400)	(1,700)
Gross Unrecognized Tax Benefits at December 31	$32,800	$28,100	$45,600

Of the unrecognized tax benefit balances at December 31, 2011 and December 31, 2010, approximately $24,700 and $19,300, respectively, would have an impact on the effective tax rate if ultimately recognized.

Interest and/or penalties related to income taxes are reported as part of income tax expense. The Company had approximately $4,100 and $3,800 accrued for interest related to uncertain tax positions at December 31, 2011 and December 31, 2010, respectively. Tax expense for the year ended December 31, 2011 includes approximately $400 of interest expense, which is comprised of an interest benefit of approximately $1,600 related to the expiration of statutes of limitations and other releases and interest expense of $2,000 on unrecognized tax benefits. The amounts listed above for accrued interest and interest expense do not reflect the benefit of a federal tax deduction which would be available if the interest were ultimately paid.

The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign juris-

F25

dictions. With few exceptions, the Company is no longer subject to U.S. federal, or non-U.S., income tax examinations by tax authorities for years before 2008. With respect to state and local income taxes, the Company is no longer subject to examination prior to 2007, with few exceptions.

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

Environmental matters

During the fourth quarter of 2005, the U.S. Environmental Protection Agency (EPA) notified U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, that U.S. Mills and NCR Corporation (NCR), an unrelated party, would be jointly held responsible to undertake a program to remove and dispose of certain PCB-contaminated sediments at a particular site on the lower Fox River in Wisconsin (the “Site”) which is now labeled by the EPA as Phase 1. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation. The Company has expensed a total of $17,650 ($12,500 in 2005 and $5,150 in 2007) for its estimated share of the total cleanup cost of the Site, and through December 31, 2011, has spent a total of $14,467. The remaining accrual of $3,183 represents the Company’s best estimate of what it is likely to pay to complete the Site project. However, the actual costs associated with cleanup of the Site are dependent upon many factors and it is possible that remediation costs could be higher than the current estimate of project costs. The Company acquired U.S. Mills in 2001, and the alleged contamination predates the acquisition.

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

FORM 10-K Sonoco 2011 Annual Report	F26

costs that U.S. Mills and the other defendants might incur, past, present and future. These motions have been granted by the court, but are also subject to being appealed. The Company believes that this suit will have a minimal, if any, impact on the total amount of the potential remediation costs associated with Operating Units 2 – 5, but it may have a substantial impact on U.S. Mills’ share of those costs. U.S. Mills plans to defend the suit vigorously.

On October 14, 2010, the EPA and WDNR filed suit against NCR, API, U.S. Mills and nine other defendants in the United States District Court for the Eastern District of Wisconsin (No. 10-CV-00910- WCG) pursuant to Sections 106 and 107 of CERCLA. The plaintiffs seek to recover unreimbursed costs incurred for activities undertaken in response to the release and threatened release of hazardous substances from facilities at or near the Lower Fox River and Green Bay as well as damages for injury to, loss of, and destruction of natural resources resulting from such releases. The plaintiffs also seek a ruling that the defendants are liable for future response costs of the plaintiffs and requiring the defendants to comply with the unilateral Administrative Order for Remedial Action discussed in prior filings. The Company does not believe that the remedies sought in the suit materially expand the Company’s potential liability beyond what has been disclosed in this report or in the Company’s prior filings with the SEC. U.S. Mills plans to defend the suit vigorously.

Since 2007, the Company has expensed a total of $60,825 for potential liabilities associated with the Fox River contamination (not including amounts expensed for remediation at the Site) and through December 31, 2011, has spent a total of $7,240, primarily on legal fees, leaving a reserve of $53,585 for potential liabilities associated with the Fox River contamination (not including amounts accrued for remediation at the Site) remaining at December 31, 2011. Because of the continuing uncertainties in the estimated costs of remediation and continuing uncertainties surrounding U.S. Mills’ allocable share, including a potentially favorable resolution, it is impossible to state with any reasonable degree of certainty that any estimate is a better estimate than the amount recorded. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $87,000 at December 31, 2011.

On November 8, 2011, the Company completed the acquisition of Tegrant Holding Corporation (Tegrant). During its due diligence, the Company identified several potentially environmentally contaminated sites. The total remediation cost of these sites was preliminarily estimated to be $12,850 at the time of the acquisition and an accrual in this amount was recorded on Tegrant’s opening balance sheet. The amount is still subject to change pending finalization of the purchase price allocation.

The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time.

As of December 31, 2011 and 2010, the Company (and its subsidiaries) had accrued $72,590 and $62,026, respectively, related to environmental contingencies. Of these, a total of $56,768 and $58,727 relate to U.S. Mills and $12,846 and $0 relate to Tegrant at December 31, 2011 and 2010, respectively. These accruals are included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets. U.S. Mills recognized a $40,825 benefit in 2008 from settlements reached and proceeds received on certain insurance policies covering the Fox River contamination. U.S. Mills’ two remaining insurance carriers are in liquidation. It is possible that U.S. Mills may recover from these carriers a small portion of the costs it ultimately incurs. U.S. Mills may also be able to reallocate some of the costs it incurs among other parties. There can be no assurance that such claims for recovery or reallocation would be successful and no amounts have been recognized in the consolidated financial statements of the Company for such potential recovery or reallocation.

Commitments

As of December 31, 2011, the Company had long-term obligations to purchase electricity and steam, which it uses in its production processes, as well as long-term purchase commitments for certain raw materials, principally old corrugated containers. These purchase commitments require the Company to make total payments of approximately $253,400, as follows: $73,300 in 2012; $71,800 in 2013; $35,100 in 2014, $19,100 in 2015 and a total of $54,100 from 2016 through 2021.

15. Shareholders’ equity and earnings per share

stock repurchases

The Company’s Board of Directors has authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. On December 3, 2010, the Company announced it would immediately begin repurchasing 2,000,000 shares of the 5,000,000 authorized. During 2010, a total of 695,036 shares were repurchased under this program at a cost of $23,219. During the first quarter of 2011, an additional 1,304,964 shares were repurchased at a cost of $46,297, completing the announced buyback. On April 20, 2011, the Company’s Board of Directors reinstated 2,000,000 shares to its authorization. No additional shares have been repurchased since the reinstatement. Accordingly, at December 31, 2011, a total of 5,000,000 shares remain available for repurchase.

The Company occasionally repurchases shares of its common stock to satisfy employee tax withholding obligations in association with the exercise of stock appreciation rights and performance-based stock awards. These repurchases, which are not part of a publicly announced plan or program, totaled 94,295 shares during 2011, 43,084 shares during 2010, and 50,684 shares during 2009, at a cost of $3,145, $1,439 and $1,239, respectively.

F27

Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:

	2011	2010	2009
Numerator:
Net income attributable to Sonoco	$217,517	$201,053	$151,482
Denominator:
Weighted average common shares outstanding	101,071,000	101,599,000	100,780,000
Dilutive effect of stock-based compensation	1,102,000	944,000	249,000
Diluted outstanding shares	102,173,000	102,543,000	101,029,000

Per common share:
Net income attributable to Sonoco:
Basic	$2.15	$1.98	$1.50
Diluted	$2.13	$1.96	$1.50

The Company paid dividends totaling $1.15, $1.11 and $1.08 per share in 2011, 2010 and 2009, respectively.

Certain stock appreciation rights and options to purchase shares of the Company’s common stock are not dilutive because the exercise price is greater than the market price of the stock at the end of the fiscal year or they have not fully vested. Accordingly, the following shares were not included in the computations of diluted income per share amounts:

	2011	2010	2009
Anti-dilutive options/SARs	1,753,451	1,294,075	2,734,616

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

16. Segment reporting

The Company modified its reportable segments in the fourth quarter of 2011 as the result of changes in internal management reporting and its mix of business following the November 2011 acquisition of Tegrant. The Company now reports its financial results in four reportable segments. These consist of the same three reportable segments reported previously, each with relatively minor changes, and the addition of a new Protective Packaging segment consisting of Tegrant and the Company’s legacy protective packaging business.

The Consumer Packaging segment includes the following products and services: round and shaped rigid containers and trays (both composite and thermoformed plastic); blow-molded plastic bottles and jars; extruded and injection-molded plastic products; printed flexible packaging; metal and peelable membrane ends and closures; and global brand artwork management.

The Paper and Industrial Converted Products segment includes the following products: high-performance paper and composite paperboard tubes and cores; fiber-based construction tubes and forms; wooden, metal and composite wire and cable reels and spools; and recycled paperboard, linerboard, corrugating medium, recovered paper and other recycled materials.

The Packaging Services segment includes the following products and services: designing, manufacturing, assembling, packing and distributing temporary, semipermanent and permanent point-of-purchase displays; supply chain management services, including contract packing, fulfillment and scalable service centers; and paper amenities, such as coasters and glass covers.

The Protective Packaging segment includes the following products: custom-designed paperboard-based and expanded foam protective packaging; temperature-assurance packaging; and retail security packaging.

Restructuring charges, asset impairment charges, insurance settlement gains, acquisition-related costs, debt tender charges, interest expense and interest income are included in income before income taxes under “Corporate.”

FORM 10-K Sonoco 2011 Annual Report	F28

The following table sets forth financial information about each of the Company’s business segments (2010 and 2009 figures have been restated to conform to the current year’s presentation):

	Years ended December 31
	Consumer Packaging	Paper and Industrial Converted Products	Packaging Services	Protective Packaging	Corporate	Consolidated
Total Revenue
2011	$1,982,989	$1,996,221	$472,935	$158,936	$—	$4,611,081
2010	1,802,514	1,845,927	478,348	105,781	—	4,232,570
2009	1,650,321	1,515,341	435,773	92,799	—	3,694,234
Intersegment Sales[1]
2011	$5,691	$104,000	$1,491	$967	$—	$112,149
2010	4,043	101,958	1,099	1,349	—	108,449
2009	2,547	91,741	1,167	1,448	—	96,903
Sales to Unaffiliated Customers
2011	$1,977,298	$1,892,220	$471,445	$157,969	$—	$4,498,932
2010	1,798,471	1,743,969	477,249	104,432	—	4,124,121
2009	1,647,774	1,423,600	434,606	91,351	—	3,597,331
Income Before Income Taxes[2]
2011	$191,475	$138,207	$21,733	$15,228	$(82,237)	$284,406
2010	196,005	136,418	14,157	17,505	(109,631)	254,454
2009	174,979	77,267	12,318	15,023	(65,366)	214,221
Identifiable Assets[3]
2011	$1,357,691	$1,294,712	$327,927	$715,164	$290,676	$3,986,170
2010	1,324,301	1,463,651	323,086	16,911	153,065	3,281,014
2009	1,155,748	1,409,977	312,782	19,594	164,479	3,062,580
Depreciation, Depletion and Amortization[4]
2011	$80,257	$86,559	$7,434	$5,621	$—	$179,871
2010	74,692	84,363	8,785	1,825	—	169,665
2009	72,232	88,452	11,022	1,881	—	173,587
Capital Expenditures
2011	$60,795	$86,821	$4,578	$3,884	$17,294	$173,372
2010	66,323	63,948	8,315	938	6,386	145,910
2009	35,940	57,518	5,075	544	5,073	104,150
[1]	Intersegment sales are recorded at a market-related transfer price.
[2]	Included in Corporate are restructuring, asset impairment charges, acquisition-related charges and insurance settlement gains associated with the following segments:

	Consumer Packaging	Paper and Industrial Converted Products	Packaging Services	Protective Packaging	Corporate	Total
2011	$19,790	$6,163	$4,575	$4,901	$8,734	$44,163
2010	16,906	6,651	1,969	61	321	25,908
2009	5,411	19,283	1,270	11	826	26,801
The remaining amounts reported as Corporate consist of interest expense, interest income and debt tender charges.
[3]

Identifiable assets are those assets used by each segment in its operations. Corporate assets consist primarily of cash and cash equivalents, investments in affiliates, headquarters facilities and prepaid expenses.

[4]	Depreciation, depletion and amortization incurred at Corporate are allocated to the reportable segments.

Geographic regions

Sales to unaffiliated customers and long-lived assets by geographic region are as follows:

	2011	2010	2009
Sales to Unaffiliated Customers
United States	$2,821,043	$2,659,844	$2,315,075
Europe	777,200	693,719	616,744
Canada	385,805	328,849	315,880
All other	514,884	441,709	349,632
Total	$4,498,932	$4,124,121	$3,597,331
Long-lived Assets
United States	$1,885,574	$1,349,561	$1,285,838
Europe	279,969	289,418	308,012
Canada	253,057	262,903	246,835
All other	113,777	119,690	114,658
Total	$2,532,377	$2,021,572	$1,955,343

Sales are attributed to countries/regions based upon the plant location from which products are shipped. Long-lived assets are comprised of property, plant and equipment, goodwill, intangible assets and investment in affiliates (see Notes 6 and 7).

17. Accumulated other comprehensive loss

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable, for the years ended December 31, 2011 and 2010:

	Foreign Currency Translation Adjustments	Defined Benefit Plans	Derivative Financial Instruments	Accumulated Other Comprehensive Loss
Balance at December 31, 2009	$10,798	$(316,658)	$(4,609)	$(310,469)
Change during 2010	6,887	13,621	(2,906)	17,602
Balance at December 31, 2010	$17,685	$(303,037)	$(7,515)	$(292,867)
Change during 2011	(38,962)	(127,798)	(672)	(167,432)
Balance at December 31, 2011	$(21,277)	$(430,835)	$(8,187)	$(460,299)

The cumulative tax benefit on Derivative Financial Instruments was $5,024 and $4,406 at December 31, 2011 and 2010, respectively. The tax benefit on Derivative Financial Instruments increased by $618 and $1,686 during the years ended December 31, 2011 and 2010, respectively.

The cumulative tax benefit on Defined Benefit Plans was $255,466 and $179,628 at December 31, 2011 and 2010, respectively. The tax benefit on Defined Benefit Plans decreased by $(75,838) and $(6,373) during the years ended December 31, 2011 and 2010, respectively.

The change in defined benefit plans includes pretax changes of $(639) during the year ended December 31, 2011 and $(152) during the year ended December 31, 2010 related to changes in benefit plans of one of the Company’s equity method investments.

F29

18. Selected quarterly financial data

The following table sets forth selected quarterly financial data of the Company:

(unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Net sales	$1,117,323	$1,127,865	$1,124,171	$1,129,573
Gross profit	194,209	191,090	186,740	184,744
Restructuring/Asset impairment charges	(2,317)	(9,578)	(12,048)	(12,883)
Net income attributable to Sonoco	57,391	53,408	77,203	29,515
Per common share:
Net income attributable to Sonoco:
- basic	$.57	$.53	$.76	$.29
- diluted	.56	.52	.76	.29
Cash dividends
- common	.28	.29	.29	.29
Market price
- high	36.89	36.95	36.05	33.64
- low	33.96	32.71	27.62	26.10
2010
Net sales	$935,133	$1,010,116	$1,051,725	$1,127,147
Gross profit	175,758	192,524	199,584	199,666
Restructuring/Asset impairment charges	(3,947)	(2,511)	(12,166)	(5,375)
Net income attributable to Sonoco	48,572	58,953	59,019	34,509
Per common share:
Net income attributable to Sonoco:
- basic	$.48	$.58	$.58	$.34
- diluted	.48	.58	.57	.33
Cash dividends
- common	.27	.28	.28	.28
Market price
- high	31.86	35.87	34.00	35.04
- low	26.17	28.83	29.66	31.75

FORM 10-K Sonoco 2011 Annual Report	F30

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

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. In conducting management’s evaluation as described above, Tegrant Holding Corporation, acquired November 8, 2011, was excluded. We plan to complete our evaluation of Tegrant’s internal control over financial reporting by the first anniversary of the acquisition as required by the Securities and Exchange Commission’s rules. The operations of Tegrant, which are included in the 2011 consolidated financial statements of the Company, constituted approximately 1.4% of the Company’s consolidated revenues and approximately 0.7% of the Company’s consolidated income before income taxes for the year ended December 31, 2011, and approximately 17% of total assets as of December 31, 2011. PricewaterhouseCoopers LLP (PwC), our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2011, and has issued an attestation report, which appears at the beginning of Item 8 of this Annual Report on Form 10-K.

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

Item 9B. Other information

Not applicable.

FORM 10-K Sonoco 2011 Annual Report	31

Part III

Item 10. Directors, executive officers and corporate governance

The information set forth in the Company’s definitive Proxy Statement for the annual meeting of shareholders to be held on April 18, 2012 (the Proxy Statement), under the captions “Election of Directors,” “Information Concerning Directors Whose Terms Continue,” “Additional Information About Experience and Qualifications of Directors and Nominees,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference. Information about executive officers of the Company is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Code of Ethics – The Company has adopted a code of ethics (as defined in Item 406 of Regulation S-K) that applies to its principal executive officer, principal financial officer, principal accounting officer, and other senior executive and senior financial officers. This code of ethics is available through the Company’s website, www.sonoco.com, and is available in print to any shareholder who requests it. Any waivers or amendments to the provisions of this code of ethics will be posted to this website within four business days after the waiver or amendment.

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

The Company’s Corporate Governance Guidelines, Audit Committee Charter, Corporate Governance and Nominating Committee Charter and Executive Compensation Committee Charter are available through the Company’s website, www.sonoco.com. This information is available in print to any shareholder who requests it.

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

Equity compensation plan information

The following table sets forth aggregated information about all of the Company’s compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance as of December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[1],2 (c)
Equity compensation plans approved by security holders	6,928,968	$29.58	3,154,693
Equity compensation plans not approved by security holders	—	—	—
Total	6,928,968	$29.58	3,154,693
[1]

The Sonoco Products Company 2008 Long-Term Incentive Plan was adopted at the Company’s 2008 Annual Meeting of Shareholders. The maximum number of shares of common stock that may be issued under this plan is 8,500,000 shares, subject to certain adjustments. Awards prior to 2008 were granted under a previous plan and so do not reduce the number remaining available under the current plan.

[2]

The Company intends to present a proposal at it 2012 Annual Meeting of Shareholders for adoption of the 2012 Long-Term Incentive Plan, which, if approved by shareholders, will replace the 2008 Long-Term Incentive Plan, and will increase the number of shares remaining available for future issuance.

The weighted-average exercise price of $29.58 relates to stock options and stock appreciation rights, which account for 4,909,455 of the 6,928,968 securities issuable upon exercise. The remaining 2,019,513 securities relate to deferred compensation stock units, performance-contingent restricted stock units and restricted stock unit awards that have no exercise price requirement.

Item 13. Certain relationships and related transactions, and director independence

The information set forth in the Proxy Statement under the captions “Related Party Transactions” and “Corporate Governance – Director Independence Policies” is incorporated herein by reference. Each current member of the Audit, Corporate Governance and Nominating and Executive Compensation Committees is independent as defined in the listing standards of the New York Stock Exchange. J.R. Haley, who served on the Audit Committee for a brief period in 2011, is not independent under such standards.

Item 14. Principal accountant fees and services

The information set forth in the Proxy Statement under the caption “Independent Registered Public Accounting Firm” is incorporated herein by reference.

FORM 10-K Sonoco 2011 Annual Report	33

Part IV

Item 15. Exhibits and financial statement schedules

(a)	1.	Financial Statements – The following financial statements are provided under Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K:

		– Consolidated Balance Sheets as of December 31, 2011 and 2010

		– Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009

		– Consolidated Statements of Comprehensive Income/(Loss) for the years ended December 31, 2011, 2010 and 2009

		– Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009

		– Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

		– Notes to Consolidated Financial Statements

		– Report of Independent Registered Public Accounting Firm

	2.	Financial Statement Schedules

		Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2011, 2010 and 2009.

Column A	Column B	Column C - Additions			Column D		Column E
Description	Balance at Beginning of Year	Charged to Costs and Expenses		Charged to Other	Deductions		Balance at End of Year
2011
Allowance for Doubtful Accounts	$8,614	$402		$(216)[1]	$1,675	[2]	$7,125
LIFO Reserve	17,167	(3,016)[3]					14,151
Valuation Allowance on Deferred Tax Assets	76,860	(19,762)		(1,734)[5]	348	[6]	55,712

2010
Allowance for Doubtful Accounts	$10,978	$1,914		$(71)[1]	$4,207	[2]	$8,614
LIFO Reserve	19,155	(1,988)[3]					17,167
Valuation Allowance on Deferred Tax Assets	76,540	13,690	[4]	(3,532)[5]	9,838	[6]	76,860

2009
Allowance for Doubtful Accounts	$9,269	$5,825		$705 [1]	$4,821	[2]	$10,978
LIFO Reserve	17,667	1,488	[3]				19,155
Valuation Allowance on Deferred Tax Assets	73,632	4,121	[4]	1,928 [5]	3,141	[6]	76,540

[1] Includes translation adjustments and other insignificant adjustments.
[2]. Includes amounts written off.
[3] Includes adjustments based on pricing and inventory levels.
[4] Includes creation of foreign and domestic deferred tax assets for which no benefit is expected to be realized.
[5] Includes translation adjustments.
[6] Includes utilization and expiration of capital loss carryforwards, net operating loss carryforwards and other deferred tax assets.

All other schedules not included have been omitted because they are not required, are not applicable or the required information is given in the financial statements or notes thereto.

3.	Exhibits

3-1	Articles of Incorporation, as amended (incorporated by reference to the Registrant’s Form 8-K filed on February 8, 2012)

3-2	By-Laws, as amended (incorporated by reference to the Registrant’s Form 8-K filed February 8, 2012)

4-1	Indenture, dated as of June 15, 1991, between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

4-2	First Supplemental Indenture, dated as of June 23, 2004, between Registrant and The Bank of New York, as Trustee (including form of 5.625% Notes due 2016)(incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 2004)

4-3	Second Supplemental Indenture, dated as of November 1, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee (including form of 5.75% Notes due 2040)(incorporated by reference to Registrant’s Form 8-K filed October 28, 2010)

4-4	Form of Note for 6.50% Notes due November 15, 2013 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001)

4-5	Form of Third Supplemental Indenture (including form of 4.375% Notes due 2021), between Sonoco Products Company and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Registrant’s Form 8-K filed October 27, 2011)

4-6	Form of Fourth Supplemental Indenture (including form of 5.75% Notes due 2040), between Sonoco Products Company and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Registrant’s Form 8-K filed October 27, 2011)

10-1	1991 Sonoco Products Company Key Employee Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10-2	Sonoco Products Company 1996 Non-employee Directors’ Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10-3	Sonoco Savings Plan, as amended (incorporated by reference to the Registrant’s Form S-8 filed October 28, 2002 (File No. 333-100799) and Form 10-Q for the quarter ended March 29, 2009)

10-4	Sonoco Products Company 2008 Long-Term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2008)

10-5	Deferred Compensation Plan for Key Employees of Sonoco Products Company (a.k.a. Deferred Compensation Plan for Corporate Officers of Sonoco Products Company), as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-6	Omnibus Benefit Restoration Plan of Sonoco Products Company, amended and restated as of January 1, 2008 (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2008), further amended April 23, 2009 (incorporated by reference to Form 10-Q for the quarter ended March 29, 2009), and further amended February 10, 2010 (incorporated by reference to Form 10-K for the year ended December 31, 2009)

10-7	Deferred Compensation Plan for Outside Directors of Sonoco Products Company, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-8	Form of Executive Bonus Life Agreement between the Company and certain executive officers (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 26, 2004)

10-9	Amendment to terms of Restricted Stock Units granted to Harris E. DeLoach, Jr. (incorporated by reference to Registrant’s Form 8-K filed October 19, 2005)

10-10	Term Loan Agreement, effective November 7, 2011

10-11	Second Amended and Restated Credit Agreement, effective October 18, 2010 (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2010)

10-12	Sonoco Investment and Retirement Plan, effective January 1, 2004 (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2007)

10-13	Sonoco Products Company Amended and Restated Trust Agreement for Executives, as of October 15, 2008 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-14	Sonoco Products Company Amended and Restated Directors Deferral Trust Agreement, as of October 15, 2008 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-15	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 5, 2008 (incorporated by reference to Registrant’s Form 8-K filed February 22, 2008)

10-16	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 3, 2009 (incorporated by reference to Registrant’s Form 8-K filed February 9, 2009)

10-17	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 9, 2010 (incorporated by reference to Registrant’s Form 8-K filed February 16, 2010)

FORM 10-K Sonoco 2011 Annual Report	35

10-18	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 8, 2011 (incorporated by reference to Registrant’s Form 8-K filed February 14, 2011)

10-19	Performance-Based Annual Incentive Plan for Executive Officers (incorporated by reference to the Registrant’s Proxy Statement for the April 19, 2000, Annual Meeting of Shareholders)

12	Statements regarding Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm with respect to Registrant’s Form 10-K

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

99	Proxy Statement, filed in conjunction with annual shareholders’ meeting scheduled for April 18, 2012 (to be filed within 120 days after December 31, 2011)

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of February 2012.

SONOCO PRODUCTS COMPANY

/s/Harris E. DeLoach, Jr.
Harris E. DeLoach, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 29th day of February 2012.

/s/Barry L. Saunders
Barry L. Saunders
Vice President and Chief Financial Officer
(principal financial officer)

FORM 10-K Sonoco 2011 Annual Report	37

Signatures, continued

/s/ H.E. DeLoach, Jr. H.E. DeLoach, Jr.	Chief Executive Officer and Director (Chairman)

/s/ J.L. Coker J.L. Coker	Director

/s/ P.L. Davies P.L. Davies	Director

/s/ J.R. Haley J.R. Haley	Director

/s/ E.H. Lawton, III E.H. Lawton, III	Director

/s/ J.E. Linville J.E. Linville	Director

/s/ J.M. Micali J.M. Micali	Director

/s/ J.H. Mullin, III J.H. Mullin, III	Director

/s/ L.W. Newton L.W. Newton	Director

/s/ M.D. Oken M.D. Oken	Director

/s/ P.R. Rollier P.R. Rollier	Director

/s/ T.E. Whiddon T.E. Whiddon	Director

Exhibit Index

3-1	Articles of Incorporation, as amended (incorporated by reference to the Registrant’s Form 8-K filed on February 8, 2012)

3-2	By-Laws, as amended (incorporated by reference to the Registrant’s Form 8-K filed on February 8, 2012)

4-1	Indenture, dated as of June 15, 1991, between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

4-2	First Supplemental Indenture, dated as of June 23, 2004, between Registrant and The Bank of New York, as Trustee (including form of 5.625% Notes due 2016)(incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 2004)

4-3	Second Supplemental Indenture, dated as of November 1, 2010, between The Bank of New York Mellon Trust Company, N.A., as Trustee (including form of 5.75% Notes due 2040)(incorporated by reference to Registrant’s Form 8-K filed October 28, 2010)

4-4	Form of Note for 6.50% Notes due November 15, 2013 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001)

4-5	Form of Third Supplemental Indenture (including form of 4.375% Notes due 2021), between Sonoco Products Company and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Registrant’s Form 8-K filed October 27, 2011)

4-6	Form of Fourth Supplemental Indenture (including form of 5.75% Notes due 2040), between Sonoco Products Company and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Registrant’s Form 8-K filed October 27, 2011)

10-1	1991 Sonoco Products Company Key Employee Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10-2	Sonoco Products Company 1996 Non-employee Directors’ Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10-3	Sonoco Savings Plan, as amended (incorporated by reference to the Registrant’s Form S-8 filed October 28, 2002 (File No. 333-100799) and Form 10-Q for the quarter ended March 29, 2009)

10-4	Sonoco Products Company 2008 Long-Term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2008)

10-5	Deferred Compensation Plan for Key Employees of Sonoco Products Company (a.k.a. Deferred Compensation Plan for Corporate Officers of Sonoco Products Company), as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-6	Omnibus Benefit Restoration Plan of Sonoco Products Company, amended and restated as of January 1, 2008 (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2008), further amended April 23, 2009 (incorporated by reference to Form 10-Q for the quarter ended March 29, 2009), and further amended February 10, 2010 (incorporated by reference to Form 10-K for the year ended December 31, 2009)

10-7	Deferred Compensation Plan for Outside Directors of Sonoco Products Company, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-8	Form of Executive Bonus Life Agreement between the Company and certain executive officers (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 26, 2004)

10-9	Amendment to terms of Restricted Stock Units granted to Harris E. DeLoach, Jr. (incorporated by reference to Registrant’s Form 8-K filed October 19, 2005)

10-10	Term Loan Agreement, effective November 7, 2011

10-11	Second Amended and Restated Credit Agreement, effective October 18, 2010 (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2010)

10-12	Sonoco Investment and Retirement Plan, effective January 1, 2004 (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2007)

10-13	Sonoco Products Company Amended and Restated Trust Agreement for Executives, as of October 15, 2008 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-14	Sonoco Products Company Amended and Restated Directors Deferral Trust Agreement, as of October 15, 2008 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-15	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 5, 2008 (incorporated by reference to Registrant’s Form 8-K filed February 22, 2008)

10-16	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 3, 2009 (incorporated by reference to Registrant’s Form 8-K filed February 9, 2009)

10-17	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 9, 2010 (incorporated by reference to Registrant’s Form 8-K filed February 16, 2010)

FORM 10-K Sonoco 2011 Annual Report	39

Exhibit Index, continued

10-18	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 8, 2011 (incorporated by reference to Registrant’s Form 8-K filed February 14, 2011)

10-19	Performance-Based Annual Incentive Plan for Executive Officers (incorporated by reference to the Registrant’s Proxy Statement for the April 19, 2000, Annual Meeting of Shareholders)

12	Statements regarding Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm with respect to Registrant’s Form 10-K

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

99	Proxy Statement, filed in conjunction with annual shareholders’ meeting scheduled for April 18, 2012 (to be filed within 120 days after December 31, 2011)

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

