Form 10-Q
period 2012-04-01
SONOCO PRODUCTS CO
filed 2012-05-01
CIK 91767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2012

or

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

Yes         X                  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	X		Accelerated filer
Non-accelerated filer		(do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                         No         X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at April 20, 2012:

Common stock, no par value: 100,584,404

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SONOCO PRODUCTS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars and shares in thousands)

	April 1, 2012	December 31, 2011*
Assets
Current Assets
Cash and cash equivalents	$176,100	$175,523
Trade accounts receivable, net of allowances	664,429	606,035
Other receivables	31,837	43,378
Inventories:
Finished and in process	176,185	158,391
Materials and supplies	235,237	237,431
Prepaid expenses	42,410	65,227
Deferred income taxes	24,183	26,806

	1,350,381	1,312,791
Property, Plant and Equipment, Net	1,027,625	1,016,728
Goodwill	1,110,504	1,103,814
Other Intangible Assets, Net	297,179	303,600
Long-term Deferred Income Taxes	76,915	78,734
Other Assets	169,821	170,835

Total Assets	$4,032,425	$3,986,502

Liabilities and Equity
Current Liabilities
Payable to suppliers	$487,725	$436,732
Accrued expenses and other	342,237	340,866
Notes payable and current portion of long-term debt	39,843	53,666
Accrued taxes	14,860	5,551

	884,665	836,815
Long-term Debt, Net of Current Portion	1,212,054	1,232,966
Pension and Other Postretirement Benefits	382,496	420,048
Deferred Income Taxes	16,165	16,794
Other Liabilities	57,445	54,471
Commitments and Contingencies
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares
100,583 and 100,211 shares issued and outstanding at April 1, 2012 and December 31, 2011, respectively	7,175	7,175
Capital in excess of stated value	434,858	427,484
Accumulated other comprehensive loss	(427,195)	(460,299)
Retained earnings	1,450,968	1,437,435

Total Sonoco Shareholders’ Equity	1,465,806	1,411,795
Noncontrolling Interests	13,794	13,613

Total Equity	1,479,600	1,425,408

Total Liabilities and Equity	$4,032,425	$3,986,502

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Dollars and shares in thousands except per share data)

	Three Months Ended
	April 1, 2012	April 3, 2011
Net sales	$1,212,370	$1,117,323
Cost of sales	995,509	923,114

Gross profit	216,861	194,209
Selling, general and administrative expenses	122,806	102,298
Restructuring/Asset impairment charges	15,212	2,317

Income before interest and income taxes	78,843	89,594
Interest expense	16,266	9,374
Interest income	845	637

Income before income taxes	63,422	80,857
Provision for income taxes	21,897	25,184

Income before equity in earnings of affiliates	41,525	55,673
Equity in earnings of affiliates, net of tax	1,387	1,964

Net income	$42,912	$57,637

Net loss/(income) attributable to noncontrolling interests	$156	$(246)

Net income attributable to Sonoco	$43,068	$57,391

Weighted average common shares outstanding:
Basic	101,455	101,310

Diluted	102,600	102,754

Per common share:
Net income attributable to Sonoco:
Basic	$0.42	$0.57

Diluted	$0.42	$0.56

Cash dividends	$0.29	$0.28

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (unaudited)

(Dollars in thousands)

	Three Months Ended
	April 1, 2012	April 3, 2011
Net income	$42,912	$57,637

Other comprehensive income:
Foreign currency translation adjustments	27,875	39,651
Changes in defined benefit plans, net of tax	5,011	2,596
Changes in derivative financial instruments, net of tax	218	2,865

Comprehensive income	76,016	102,749

Comprehensive (income)/loss attributable to noncontrolling interests	156	(246)

Comprehensive income attributable to Sonoco	$76,172	$102,503

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in thousands)

	Three Months Ended
	April 1, 2012	April 3, 2011
Cash Flows from Operating Activities:
Net income	$42,912	$57,637
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Asset impairment	3,756	(180)
Depreciation, depletion and amortization	51,230	44,341
Share-based compensation expense	4,093	5,482
Equity in earnings of affiliates	(1,387)	(1,964)
Cash dividends from affiliated companies	900	1,065
(Gain) loss on disposition of assets	(515)	344
Pension and postretirement plan expense	12,368	8,474
Pension and postretirement plan contributions	(50,448)	(98,136)
Tax effect of share-based compensation exercises	4,104	2,728
Excess tax benefit of share-based compensation	(1,643)	(1,954)
Net increase (decrease) in deferred taxes	1,182	(736)
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Trade accounts receivable	(48,316)	(65,929)
Inventories	(9,952)	(18,369)
Payable to suppliers	43,855	35,554
Prepaid expenses	85	220
Accrued expenses	1,311	(26,353)
Income taxes payable and other income tax items	33,067	41,676
Fox River environmental reserves	(226)	(281)
Other assets and liabilities	15,096	2,535

Net cash provided by (used in) operating activities	101,472	(13,846)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(47,964)	(38,291)
Cost of acquisitions, exclusive of cash	(503)	-
Proceeds from the sale of assets	794	1,805

Net cash used in investing activities	(47,673)	(36,486)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	1,808	6,456
Principal repayment of debt	(18,893)	(2,721)
Net (decrease) increase in commercial paper	(19,000)	140,000
Net increase (decrease) in outstanding checks	3,843	(7,946)
Excess tax benefit of share-based compensation	1,643	1,954
Cash dividends	(29,165)	(28,076)
Shares acquired	(3,404)	(47,535)
Shares issued	4,673	9,588

Net cash (used in) provided by financing activities	(58,495)	71,720

Effects of Exchange Rate Changes on Cash	5,273	5,538

Net Increase in Cash and Cash Equivalents	577	26,926
Cash and cash equivalents at beginning of period	175,523	158,249

Cash and cash equivalents at end of period	$176,100	$185,175

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

Note 1:	Basis of Interim Presentation

In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three months ended April 1, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

With respect to the unaudited condensed consolidated financial information of the Company for the three- month periods ended April 1, 2012 and April 3, 2011 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 1, 2012 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Note 2:	Shareholders’ Equity

Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	April 1, 2012	April 3, 2011
Numerator:
Net income attributable to Sonoco	$43,068	$57,391

Denominator:
Weighted average common shares outstanding:
Basic	101,455,000	101,310,000
Dilutive effect of stock-based compensation	1,145,000	1,444,000

Diluted	102,600,000	102,754,000

Reported net income attributable to Sonoco per common share:
Basic	$0.42	$0.57

Diluted	$0.42	$0.56

Stock options and stock appreciation rights covering 2,473,969 and 1,197,925 shares at April 1, 2012 and April 3, 2011, respectively, were not dilutive and, therefore, are excluded from the computations of diluted income attributable to Sonoco per common share amounts. No adjustments were made to reported net income attributable to Sonoco in the computations of earnings per share.

Stock Repurchases

The Company’s Board of Directors has authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. No shares were purchased under this authorization during the first quarter of 2012; accordingly, at April 1, 2012, a total of 5,000,000 shares remain available for repurchase.

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

The Company occasionally repurchases shares of its common stock to satisfy employee tax withholding obligations in association with the exercise of certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 103,369 shares in the first three months of 2012 at a cost of $3,404, and 34,098 shares in the first three months of 2011 at a cost of $1,237.

Dividend Declarations

On February 7, 2012, the Board of Directors declared a regular quarterly dividend of $0.29 per share. This dividend was paid March 9, 2012 to all shareholders of record as of February 17, 2012.

On April 18, 2012, the Board of Directors declared a regular quarterly dividend of $0.30 per share. This dividend is payable June 8, 2012 to all shareholders of record as of May 18, 2012.

Note 3:	Acquisitions

On November 8, 2011, the Company completed the acquisition of Tegrant Holding Corporation (“Tegrant”), a leading provider of highly engineered protective, temperature-assured and retail security packaging solutions. The cost of the Tegrant acquisition was $550,000 in cash paid at the time of the purchase plus an additional $503 paid in February 2012 for changes in working capital levels to the date of the closing. As the acquisition was completed near the end of the year, the allocation of the purchase price reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, was based on provisional estimates of the fair value of the tangible and intangible assets acquired and liabilities assumed. During the first quarter of 2012, the Company continued to finalize its valuations of certain assets and liabilities based on new information obtained about facts and circumstances that existed as of the acquisition date. As a result, adjustments were made to the provisional fair values that reduced property, plant and equipment by $(3,563), increased goodwill by $130, increased other intangible assets (customer lists) by $3,900, decreased long-term deferred income tax assets by $(135), and increased accrued expenses by $332. The amounts shown in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2011, have been adjusted to reflect these changes. The impact of the changes on the Company’s 2011 results of operations was insignificant; accordingly, previously reported results have not been changed. The Company will complete the valuation of all remaining assets and liabilities, including, but not limited to, income taxes and environmental reserves, within 12 months from the date of the acquisition.

Note 4:	Restructuring and Asset Impairment

The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2012 and 2011 are reported as “2012 Actions” and “2011 Actions,” respectively. Actions initiated prior to 2011, all of which were substantially complete at April 1, 2012, are reported as “2010 and Earlier Actions.”

Following are the total restructuring and asset impairment charges, net of adjustments, recognized by the Company during the periods presented:

	Three Months Ended
	April 1, 2012	April 3, 2011
Restructuring/Asset impairment:
2012 Actions	$10,988	$—
2011 Actions	3,791	379
2010 and Earlier Actions	433	1,938

Restructuring/Asset impairment charges	$15,212	$2,317
Income tax benefit	(4,591)	(736)
Equity method investments, net of tax	—	17
Costs attributable to Noncontrolling Interests, net of tax	30	43

Total impact of Restructuring/Asset impairment charges, net of tax	$10,651	$1,641

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

Restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Condensed Consolidated Statements of Income.

The Company expects to recognize future additional charges totaling approximately $12,100 in connection with previously announced restructuring actions and believes that the majority of these charges will be incurred and paid by the end of 2012. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions may be undertaken.

2012 Actions

During 2012, the Company announced the planned closures of a paper mill in Germany (part of the Paper and Industrial Converted Products segment); two blow-molding facilities, one in the Unites States the other in Canada (part of the Consumer Packaging segment); and a paperboard based protective packaging operation in the United States (part of the Protective Packaging segment). In addition, the Company realigned its cost structure resulting in the elimination of approximately 34 positions.

Below is a summary of 2012 Actions and related expenses by type incurred and estimated to be incurred through completion.

2012 Actions	First Quarter 2012	Estimated Total Cost
Severance and Termination Benefits
Paper and Industrial Converted Products	$5,468	$7,118
Consumer Packaging	310	1,035
Packaging Services	281	281
Protective Packaging	931	931
Asset Impairment / Disposal of Assets
Paper and Industrial Converted Products	2,138	2,138
Consumer Packaging	1,264	1,264
Protective Packaging	161	161
Other Costs
Paper and Industrial Converted Products	330	480
Consumer Packaging	93	1,468
Protective Packaging	12	512

Total Charges and Adjustments	$10,988	$15,388

The following table sets forth the activity in the 2012 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2012 Actions Accrual Activity 2012 Year to Date	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability at December 31, 2011	$—	$—	$—	$—
2012 charges	6,990	3,603	395	10,988
Cash receipts/(payments)	(845)	—	(65)	(910)
Asset write downs/disposals	—	(3,603)	—	(3,603)
Foreign currency translation	40	—	3	43

Liability at April 1, 2012	$6,185	$—	$333	$6,518

“Other costs” consist primarily of lease termination costs and costs related to plant closures including the cost of equipment removal, utilities, plant security, property taxes and insurance.

The Company expects to pay the majority of the remaining 2012 Actions restructuring costs by the end of 2012 using cash generated from operations.

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

Below is a summary of 2011 Actions and related expenses by type incurred and estimated to be incurred through completion.

2011 Actions	First Quarter 2012	First Quarter 2011	Total Incurred to Date	Estimated Total Cost
Severance and Termination Benefits
Paper and Industrial Converted Products	$33	$234	$9,161	$10,386
Consumer Packaging	1,967	135	8,981	9,556
Packaging Services	304	—	1,149	1,149
Protective Packaging	—	—	1,109	1,109
Asset Impairment / Disposal of Assets
Paper and Industrial Converted Products	33	—	194	194
Consumer Packaging	321	—	10,533	10,332
Packaging Services	(478)	—	3,008	3,008
Protective Packaging	—	—	65	65
Other Costs
Paper and Industrial Converted Products	277	—	624	2,699
Consumer Packaging	849	10	2,254	4,180
Packaging Services	185	—	618	918
Protective Packaging	300	—	880	1,680

Total Charges and Adjustments	$3,791	$379	$38,576	$45,276

The following table sets forth the activity in the 2011 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2011 Actions Accrual Activity 2012 Year to Date	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability at December 31, 2011	$10,320	$—	$80	$10,400
2012 charges	2,335	354	1,611	4,300
Adjustments	(31)	(478)	—	(509)
Cash receipts/(payments)	(4,130)	478	(1,691)	(5,343)
Asset write downs/disposals	—	(354)	—	(354)
Foreign currency translation	171	—	—	171

Liability at April 1, 2012	$8,665	$—	$—	$8,665

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

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

2010 and Earlier Actions

2010 and Earlier Actions are comprised of a number of plant closures and workforce reductions initiated prior to 2011. Costs for these actions included in the first quarters of 2012 and 2011 totaled $433 and $1,938, respectively and relate primarily to building lease terminations and plant closures and include the cost of equipment removal, utilities, plant security, property taxes and insurance. The Company expects to recognize future pretax charges of approximately $1,000 associated with 2010 and Earlier Actions.

Below is a summary of expenses/(income) incurred by segment for 2010 and Earlier Actions for the quarters ended April 1, 2012 and April 3, 2011.

2010 and Earlier Actions	First Quarter 2012	First Quarter 2011
Paper and Industrial Converted Products	$433	$1,965
Consumer Packaging	—	258
Packaging Services	—	(281)
Corporate	—	(4)

Total Charges and Adjustments	$433	$1,938

The accrual for 2010 and Earlier Actions totaled $3,679 and $4,039 at April 1, 2012 and December 31, 2011, respectively, and is included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. The accrual relates primarily to a pension withdrawal liability associated with a former paper mill in the United States and building lease terminations. Net cash payments during the quarter ended April 1, 2012 were $711. The Company expects the majority of both the liability and the future costs associated with 2010 and Earlier Actions to be paid by the end of 2012 using cash generated from operations.

Note 5:	Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable, for the three months ended April 1, 2012:

	Foreign Currency Translation Adjustments	Defined Benefit Plans	Derivative Financial Instruments	Accumulated Other Comprehensive Loss

Balance at December 31, 2011	$(21,277)	$(430,835)	$(8,187)	$(460,299)
Year-to-date change	27,875	5,011	218	33,104

Balance at April 1, 2012	$6,598	$(425,824)	$(7,969)	$(427,195)

At April 1, 2012, the Company had commodity and foreign currency contracts outstanding to fix the costs of certain anticipated raw materials and energy purchases. These contracts, which have maturities ranging from April 2012 to December 2014, qualify as cash flow hedges under U.S. GAAP. The amounts included in accumulated other comprehensive loss related to these cash flow hedges were an unfavorable position of $12,866 ($7,969 after tax) at April 1, 2012, and an unfavorable position of $13,211 ($8,187 after tax) at December 31, 2011.

The cumulative tax benefit on Derivative Financial Instruments was $4,897 at April 1, 2012, and $5,024 at December 31, 2011. During the three-month period ended April 1, 2012, the tax benefit on Derivative Financial Instruments decreased by $(127).

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

The cumulative tax benefit on Defined Benefit Plans was $252,571 at April 1, 2012, and $255,466 at December 31, 2011. During the three-month period ended April 1, 2012, the tax benefit on Defined Benefit Plans decreased by $(2,895).

Current period foreign currency translation adjustments of $337 are included in noncontrolling interests at April 1, 2012.

Note 6:	Goodwill and Other Intangible Assets

Goodwill

A summary of the changes in goodwill for the three months ended April 1, 2012 is as follows:

	Consumer Packaging Segment	Paper and Industrial Converted Products Segment	Packaging Services Segment	Protective Packaging Segment	Total

Goodwill at December 31, 2011	$424,062	$252,476	$158,023	$269,253	$1,103,814
Foreign currency translation	3,143	3,615	—	(68)	6,690

Goodwill at April 1, 2012	$427,205	$256,091	$158,023	$269,185	$1,110,504

The Company completed its most recent annual goodwill impairment testing during the third quarter of 2011. Based on the results of its qualitative and quantitative assessments, the Company concluded that there was no impairment of goodwill for any of its reporting units. Because the Company’s assessments, whether qualitative or quantitative, incorporate management’s expectations for the future, including forecasted growth rates and/or margin improvements, if there are changes in the relevant facts and circumstances and/or expectations, management’s assessment regarding goodwill impairment may change as well. Although no reporting units failed the qualitative or quantitative assessments noted above, in management’s opinion, the reporting units with significant goodwill having the greatest risk of future impairment if actual results in the future are not as expected are Blow Molded Plastics (Matrix) and Flexible Packaging. Total goodwill associated with these reporting units was approximately $130,000 and $95,000, respectively, at April 1, 2012. The reporting unit with the most significant growth expectations relative to its size is Rigid Paper Containers – Europe. Total goodwill associated with this reporting unit was approximately $10,000 at April 1, 2012. There were no triggering events during the quarter ended April 1, 2012.

Other Intangible Assets

A summary of other intangible assets as of April 1, 2012 and December 31, 2011 is as follows:

	April 1, 2012	December 31, 2011
Other Intangible Assets, gross
Patents	$2,224	$2,222
Customer lists	344,047	342,564
Trade names	21,221	21,175
Proprietary technology	17,847	17,818
Land use rights	359	360
Other	4,945	4,925
Other Intangible Assets, gross	$390,643	$389,064
Accumulated Amortization	$(93,464)	$(85,464)
Other Intangible Assets, net	$297,179	$303,600

Other intangible assets are amortized on a straight-line basis over their respective useful lives, which generally range from three to forty years. The Company has no intangibles with indefinite lives. Aggregate amortization

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

expense was $7,356 and $3,702 for the three months ended April 1, 2012 and April 3, 2011, respectively. Amortization expense on other intangible assets is expected to approximate $29,500 in 2012, $28,800 in 2013, $28,300 in 2014, $26,900 in 2015 and $26,100 in 2016.

Note 7:	Financial Instruments and Derivatives

The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	April 1, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$ 1,212,054	$1,283,297	$ 1,232,966	$ 1,282,727

The carrying value of cash and cash equivalents, short-term debt and long-term variable-rate debt approximates fair value. The fair value of long-term debt is determined based on trade information in the financial markets of the Company’s public debt and is considered a Level 2 fair value investment.

Cash Flow Hedges

At April 1, 2012 and December 31, 2011, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. To the extent considered effective, the changes in fair value of these contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which the hedged item impacts earnings.

Commodity Cash Flow Hedges

The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas, aluminum and old corrugated containers. At April 1, 2012, natural gas swaps covering approximately 8.3 million MMBTUs were outstanding. These contracts represent approximately 72%, 73% and 38% of anticipated U.S. and Canadian usage for 2012, 2013 and 2014, respectively. Additionally, the Company had swap contracts covering 6,522 metric tons of aluminum representing approximately 50% of anticipated usage for 2012 and 17% for 2013, and 21,000 short tons of old corrugated containers representing approximately 3% of anticipated usage for 2012. The fair values of the Company’s commodity cash flow hedges were in loss positions of $(15,450) and $(13,989) at April 1, 2012 and December 31, 2011, respectively. The amount of the loss included in accumulated other comprehensive loss at April 1, 2012, that is expected to be reclassified to the income statement during the next twelve months is $(10,214).

Foreign Currency Cash Flow Hedges

The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases forecast to occur in 2012. At April 1, 2012, the net positions of these contracts were to purchase approximately 37.4 million Canadian dollars, 327.2 million Mexican pesos, 12.1 billion Colombian pesos, 12.3 million Polish zlotys, and 1.3 million Turkish lira and to sell 0.3 million British pounds, 2.2 million Australian dollars, 1.4 million New Zealand dollars, 1.2 million euros, and 64.8 million Russian rubles. The fair value of these foreign currency cash flow hedges was $2,420 and $608 at April 1, 2012 and December 31, 2011, respectively. During the first quarter of 2012, certain foreign currency cash flow hedges related to construction in progress were settled as capital expenditures were made. A gain of $27 was reclassified from accumulated other comprehensive loss and netted against the carrying value of assets. The amount of the gain included in accumulated other comprehensive loss at April 1, 2012 expected to be reclassified to the income statement during the next twelve months is $2,481.

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

Other Derivatives

The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and existing foreign currency denominated receivables and payables. The Company does not apply hedge accounting treatment under ASC 815 for these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur. At April 1, 2012, the net positions of these contracts were to purchase 4.8 million Canadian dollars and 32.0 million euros, and to sell 6.5 billion Colombian pesos and 0.9 million British pounds. The fair value of the Company’s other derivatives was $650 and $(746) at April 1, 2012 and December 31, 2011, respectively.

The Company has determined all hedges to be highly effective and as a result no material ineffectiveness has been recorded.

The following table sets forth the location and fair values of the Company’s derivative instruments at April 1, 2012 and December 31, 2011:

Description	Balance Sheet Location	April 1, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Commodity Contracts	Accrued expenses and other	$(10,260)	$(10,234)
Commodity Contracts	Other liabilities	$(5,190)	$(3,755)
Foreign Exchange Contracts	Prepaid expenses	$2,873	$1,097
Foreign Exchange Contracts	Accrued expenses and other	$(453)	$(489)
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Prepaid expenses	$163	$2
Foreign Exchange Contracts	Other assets	$579	$-
Foreign Exchange Contracts	Accrued expenses and other	$(92)	$(748)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the three months ended April 1, 2012 and April 3, 2011:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Three months ended April 1, 2012
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$689	Net sales	$(95)	Net sales	$ —
		Cost of sales	$(1,181)
Commodity Contracts	$1,664	Cost of sales	$3,257	Cost of sales	$ —

Three months ended April 3, 2011

Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$2,715	Net sales	$1,057	Net sales	$ 12
		Cost of sales	$(599)
Commodity Contracts	$(812)	Cost of sales	$(3,700)	Cost of sales	$ 49

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

Derivatives not designated as hedging instruments:	Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Three months ended April 1, 2012
Foreign Exchange Contracts	Cost of sales	$1,373
	Selling, general and administrative	$23
Three months ended April 3, 2011
Foreign Exchange Contracts	Cost of sales	$412
	Selling, general and administrative	$8

Note 8:	Fair Value Measurements

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

Level 1 –	Observable inputs such as quoted market prices in active markets;
Level 2 –	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3 –	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	April 1, 2012	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(15,450)	$—	$(15,450)	$—
Foreign exchange contracts	2,420	—	2,420	—
Non-hedge derivatives, net:
Foreign exchange contracts	650	—	650	—
Deferred compensation plan assets	2,504	2,504	—	—

Description	December 31, 2011	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(13,989)	$—	$(13,989)	$—
Foreign exchange contracts	608	—	608	—
Non-hedge derivatives, net:
Foreign exchange contracts	(746)	—	(746)	—
Deferred compensation plan assets	2,279	2,279	—	—

As discussed in Note 7, the Company uses derivatives to mitigate the effect of raw material and energy cost fluctuations, foreign currency fluctuations and, from time to time, interest rate movements. Fair value measurements for the Company’s derivatives are classified under Level 2 because such measurements are determined using published market prices or estimated based on observable inputs such as interest rates, yield curves, spot and future commodity prices and spot and future exchange rates.

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

Certain deferred compensation plan liabilities are funded by assets invested in various exchange traded mutual funds. These assets are measured using quoted prices in accessible active markets for identical assets.

The Company does not currently have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company’s financial assets or liabilities is measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the three-month period ended April 1, 2012.

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

The components of net periodic benefit cost include the following:

	Three Months Ended
	April 1, 2012	April 3, 2011
Retirement Plans
Service cost	$5,742	$5,103
Interest cost	17,359	17,833
Expected return on plan assets	(21,117)	(21,330)
Amortization of net transition obligation	116	119
Amortization of prior service cost	85	36
Amortization of net actuarial loss	9,149	5,941

Net periodic benefit cost	$11,334	$7,702

Retiree Health and Life Insurance Plans
Service cost	$243	$304
Interest cost	345	430
Expected return on plan assets	(372)	(357)
Amortization of prior service credit	(1,635)	(1,992)
Amortization of net actuarial loss	202	352

Net periodic benefit income	$(1,217)	$(1,263)

The Company made contributions of $41,528 and $89,568 to its defined benefit retirement and retiree health and life insurance plans during the three months ended April 1, 2012 and April 3, 2011, respectively. The Company anticipates that it will make additional contributions of approximately $22,000 to its defined benefit retirement and retiree health and life insurance plans in 2012.

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

Sonoco Investment and Retirement Plan (SIRP)

The Company recognized SIRP expense totaling $2,251 and $2,035 for the quarters ended April 1, 2012 and April 3, 2011, respectively. Contributions to the SIRP, annually funded in the first quarter, totaled $8,920 during the three months ended April 1, 2012, and $8,568 during the three months ended April 3, 2011. No additional SIRP contributions are expected during the remainder of 2012.

Note 10:	Income Taxes

The Company’s effective tax rate for the three-month periods ending April 1, 2012 and April 3, 2011, was 34.5% and 31.1%, respectively. The rates for both quarters varied from the U.S. statutory rate primarily due to the favorable effect of international operations that are subject to tax rates generally lower than the U.S. rate, the favorable effect of the manufacturer’s deduction, and contingencies recorded for uncertain tax positions. The benefit from operations taxed in jurisdictions with lower tax rates, as well as the favorable effect of the manufacturer’s deduction, was lower in 2012 than in 2011, while the amount of contingencies recorded for uncertain tax positions was greater.

The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examination by tax authorities for years before 2008. With few exceptions, the Company is no longer subject to examination prior to 2007 with respect to U.S. state and local and non-U.S. income taxes.

There have been no significant changes in the Company’s liability for uncertain tax positions since December 31, 2011. The Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental. Management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis.

Note 11:	New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This update eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and provided the entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The update also included a requirement for an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This reclassification requirement, however, was subsequently deferred by ASU No. 2011-12. The Company selected the two statement approach and has included the additional statement on page 5 of this Quarterly Report on Form 10-Q.

During the quarter ended April 1, 2012, there have been no other newly issued nor newly applicable accounting pronouncements that have or are expected to have a significant impact on the Company’s financial statements.

Note 12:	Segment Reporting

The Company modified its reportable segments in the fourth quarter of 2011 as the result of changes in our business and related internal management reporting to better reflect its mix of business following the November 2011 acquisition of Tegrant. The Company now reports its financial results in the following four reportable segments: the Consumer Packaging segment, the Paper and Industrial Converted Products segment, the Packaging Services segment, and the Protective Packaging segment.

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

The following table sets forth net sales, intersegment sales and operating profit for the Company’s reportable segments. “Segment operating profit” is defined as the segment’s portion of “Income before interest and income taxes” excluding restructuring charges, asset impairment charges, acquisition-related costs, and certain other items, if any, the exclusion of which the Company believes improves comparability and analysis of the financial performance of the business. General corporate expenses have been allocated as operating costs to each of the Company’s reportable segments. Prior year’s data have been restated to conform to the current presentation.

FINANCIAL SEGMENT INFORMATION

	Three Months Ended
	April 1, 2012	April 3, 2011
Net sales:
Consumer Packaging	$495,766	$498,434
Paper and Industrial Converted Products	463,610	471,200
Packaging Services	114,905	123,437
Protective Packaging	138,089	24,252

Consolidated	$1,212,370	$1,117,323

Intersegment sales:
Consumer Packaging	$1,899	$1,147
Paper and Industrial Converted Products	25,734	28,431
Packaging Services	584	303
Protective Packaging	680	430

Consolidated	$28,897	$30,311

Income before interest and income taxes:
Operating profit
Consumer Packaging	$50,080	$51,150
Paper and Industrial Converted Products	32,304	30,313
Packaging Services	4,842	6,491
Protective Packaging	7,005	3,217
Restructuring/Asset impairment charges	(15,212)	(2,317)
Other, net	(176)	740

Consolidated	$78,843	$89,594

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

Note 13:	Commitments and Contingencies

The Company is a party to various legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. The Company is also currently a defendant in a class action by persons who bought Company stock between February 7, 2007 and September 18, 2007. The complaint, as amended, alleges that the Company issued press releases and made public statements during the class period that were materially false and misleading. The complaint seeks an unspecified amount of damages plus interest and attorneys’ fees. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings. Some of these exposures have the potential to be material. Information with respect to these and other exposures appears in Part II – Item 8 – “Financial Statements and Supplementary Data” (Note 14 - “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K. The Company cannot currently estimate the final outcome of many of the items described or the ultimate amount of potential losses.

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

Environmental Matters

During the fourth quarter of 2005, the U.S. Environmental Protection Agency (EPA) notified U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, that U.S. Mills and NCR Corporation (NCR), an unrelated party, would be jointly held responsible to undertake a program to remove and dispose of certain PCB-contaminated sediments at a particular site on the lower Fox River in Wisconsin (the “Site”) which is now labeled by the EPA as Phase 1. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation. The Company has expensed a total of $17,650 for its estimated share of the total cleanup cost of the Site, and through April 1, 2012, has spent a total of $14,467. The remaining accrual of $3,183 represents the Company’s best estimate of what it is likely to pay to complete the Site project. However, the actual costs associated with cleanup of the Site are dependent upon many factors and it is possible that remediation costs could be higher than the current estimate of project costs. The Company acquired U.S. Mills in 2001, and the alleged contamination predates the acquisition.

The EPA and Wisconsin Department of Natural Resources (WDNR) have also issued a general notice of potential liability under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and a request to participate in remedial action implementation negotiations relating to a stretch of the lower Fox River, including the bay at Green Bay, (Operating Units 2 – 5) to eight potentially responsible parties, including U.S. Mills. Operating Units 2 – 5 include, but also comprise a vastly larger area than, the Site. A detailed description of the claims and proceedings associated therewith appears in Part II – Item 8 – “Financial Statements and Supplementary Data” (Note 14 - “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K.

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

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

Since 2007, U.S. Mills has expensed a total of $60,825 for potential liabilities associated with the Fox River contamination (not including amounts expensed for remediation at the Site) and through April 1, 2012, has spent a total of $7,466, primarily on legal fees, leaving a reserve of $53,359 remaining at April 1, 2012 for potential liabilities associated with the Fox River contamination (not including amounts accrued for remediation at the Site). Because of the continuing uncertainties in the estimated costs of remediation and continuing uncertainties surrounding U.S. Mills’ allocable share, including a potentially favorable resolution, it is impossible to state with any reasonable degree of certainty that any estimate is a better estimate than the amount recorded. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $88,000 at April 1, 2012.

On November 8, 2011, the Company completed the acquisition of Tegrant. During its due diligence, the Company identified several potential environmentally contaminated sites. The total remediation cost of these sites was preliminarily estimated to be $12,850 at the time of the acquisition and an accrual in this amount was recorded on Tegrant’s opening balance sheet. The amount is still subject to change pending finalization of the purchase price allocation.

The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time.

As of April 1, 2012 and December 31, 2011, the Company (and its subsidiaries) had accrued $72,212 and $72,590, respectively, related to environmental contingencies. Of these, a total of $56,542 and $56,768 relate to U.S. Mills and $12,800 and $12,846 relate to Tegrant at April 1, 2012 and December 31, 2011, respectively. These accruals are included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets. U.S. Mills recognized a $40,825 benefit in 2008 from settlements reached and proceeds received on certain insurance policies covering the Fox River contamination. U.S. Mills’ two remaining insurance carriers are in liquidation. It is possible that U.S. Mills may recover from these carriers a small portion of the costs it ultimately incurs. U.S. Mills may also be able to reallocate some of the costs it incurs among other parties. There can be no assurance that such claims for recovery or reallocation would be successful and no amounts have been recognized in the consolidated financial statements of the Company for such potential recovery or reallocation.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of Sonoco Products Company:

We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of April 1, 2012, and the related condensed consolidated statements of income and comprehensive income for the three-month periods ended April 1, 2012 and April 3, 2011 and the condensed consolidated statement of cash flows for the three-month periods ended April 1, 2012 and April 3, 2011. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2011, and the related consolidated statements of income, of comprehensive income, of changes in total equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 29, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/PricewaterhouseCoopers LLP

Charlotte, North Carolina
May 1, 2012

SONOCO PRODUCTS COMPANY

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements included in this report that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The words “estimate,” “project,” “intend,” “expect,” “believe,” “consider,” “plan,” “strategy,” “opportunity,” “target,” “anticipate,” “objective,” “goal,” “guidance,” “outlook,” “forecasts,” “future,” “will,” “would,” or the negative thereof, and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding offsetting high raw material costs; improved productivity and cost containment; adequacy of income tax provisions; refinancing of debt; realization of synergies resulting from acquisitions; adequacy of cash flows; anticipated amounts and uses of cash flows; effects of acquisitions and dispositions; adequacy of provisions for environmental liabilities; financial strategies and the results expected from them; sales growth; continued payments of dividends; stock repurchases; producing improvements in earnings; financial results for future periods; goodwill impairment charges; expected amounts of capital spending; anticipated contributions to benefit plans; and creation of long-term value for shareholders. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, expectations, beliefs, plans, strategies and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, without limitation:

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

SONOCO PRODUCTS COMPANY

COMPANY OVERVIEW

Sonoco is a leading provider of consumer packaging, industrial products, protective packaging and packaging supply chain services, with approximately 345 locations in 34 countries.

Sonoco competes in multiple product categories with its operations organized and reported in four segments: Consumer Packaging, Paper and Industrial Converted Products, Packaging Services, and Protective Packaging. The majority of the Company’s revenues are from products and services sold to consumer and industrial products companies for use in the packaging of their products for sale or shipment. The Company also manufactures paperboard, primarily from recycled materials, for both internal use and open market sale. Each of the Company’s operating units has its own sales staff and maintains direct sales relationships with its customers.

First Quarter 2012 Compared with First Quarter 2011

RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES

Measures calculated and presented in accordance with generally accepted accounting principles are referred to as GAAP financial measures. The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for each of the periods presented. These measures (referred to as “base”) are the GAAP measures adjusted to exclude (dependent upon the applicable period) restructuring charges, asset impairment charges, acquisition charges, specifically identified tax adjustments and certain other items, if any, the exclusion of which the Company believes improves comparability and analysis of the underlying financial performance of the business.

	For the three months ended April 1, 2012

Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Acquisition Related Costs and Other Adjustments	Base

Income before interest and income taxes	$78,843	$15,212	176	$94,231
Interest expense, net	15,421	-	-	15,421

Income before income taxes	63,422	15,212	176	78,810
Provision for income taxes	21,897	4,591	63	26,551

Income before equity in earnings of affiliates	41,525	10,621	113	52,259
Equity in earnings of affiliates, net of tax	1,387	-	-	1,387

Net income	42,912	10,621	113	53,646
Net loss attributable to noncontrolling interests	156	30	-	186

Net income attributable to Sonoco	$43,068	$10,651	113	$53,832

Per diluted common share	$0.42	$0.10	$0.00	$0.52

SONOCO PRODUCTS COMPANY

	For the three months ended April 3, 2011

Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Acquisition Related Costs and Other Adjustments(1)	Base

Income before interest and income taxes	$89,594	$2,317	$(740)	$91,171
Interest expense, net	8,737	-	-	8,737

Income before income taxes	80,857	2,317	(740)	82,434
Provision for income taxes	25,184	736	(234)	25,686

Income before equity in earnings of affiliates	55,673	1,581	(506)	56,748
Equity in earnings of affiliates, net of tax	1,964	17	-	1,981

Net income	57,637	1,598	(506)	58,729
Net (income)/loss attributable to noncontrolling interests	(246)	43	-	(203)

Net income attributable to Sonoco	$57,391	$1,641	$(506)	$58,526

Per diluted common share	$0.56	$0.02	$(0.01)	$0.57

(1) Includes a $0.9 million gain from insurance recoveries related to the fire at the Company’s molded plug facility in Bastrop, Louisiana, and $0.2 million of acquisition-related costs.

RESULTS OF OPERATIONS

The following discussion provides a review of results for the three months ended April 1, 2012 versus the three months ended April 3, 2011.

OVERVIEW

Net sales for the first quarter of 2012 were $1,212 million, compared with $1,117 million in the same period in 2011. This 8.5% increase was due primarily to $114 million in sales from the Company’s recently acquired Tegrant operations and higher selling prices in some businesses, partially offset by an overall decline in volume of approximately 1 percent and an $18 million negative impact from foreign currency translation. Tegrant was acquired November 8, 2011, and so is not included in the comparable prior year period.

Net income attributable to Sonoco for the first quarter of 2012 was $43.1 million compared to $57.4 million reported for the same period of 2011. Results for 2012 include a total of $10.8 million of after-tax restructuring and other non-base charges, while 2011 results were impacted by after-tax charges of $1.1 million. First quarter 2012 base net income attributable to Sonoco (base earnings) was $53.8 million ($.52 per diluted share) versus $58.5 million ($.57 per diluted share) in 2011.

Combined, lower volume and unfavorable mix had a negative impact on earnings in most of the Company’s businesses. Absent the impact of Tegrant, overall operating profits would have been down approximately 3%, as the impact of volume and mix, along with higher pension and other costs, more than offset the benefits of positive price/cost and improved productivity. In Protective Packaging, operating profits in the legacy operations were up more than 10% and, including Tegrant, more than doubled. Operating profits also increased in Paper and Industrial Converted Products, but were down modestly in Consumer Packaging and down 25% in Packaging Services.

SONOCO PRODUCTS COMPANY

OPERATING REVENUE

Net sales for the first quarter of 2012 were $1,212 million, compared to $1,117 million for the first quarter of 2011, an increase of $95 million.

The components of the sales change were:

($ in millions)

Volume / mix	$(11)
Selling prices	8
Acquisitions / dispositions, net	115
Foreign currency translation and other, net	(17)

Total sales increase	$95

Acquisition-related sales gains were almost exclusively driven by Tegrant and were partially offset by last year’s sale of a small plastics business in Brazil. Absent acquisitions, net sales would have been down approximately 2% from the prior year quarter primarily due to the unfavorable impact of foreign exchange and modestly lower volume/mix. Sales prices were slightly higher for the Company overall as higher prices in the Consumer Packaging segment more than offset lower prices in Paper and Industrial Converted Products where sales prices were lower associated with lower market prices for recovered paper, primarily old corrugated containers (OCC).

COSTS AND EXPENSES

Cost of sales were up $72.3 million from the prior year quarter; however, excluding the impact of acquisitions, cost of sales would have been down in line with the decrease in comparable sales. Lower market pricing for recovered paper benefitted our industrial businesses, while Consumer Packaging was negatively impacted by higher resin, film and other costs. Price/cost (the relationship of the change in sales prices to the costs of materials, energy and freight) was positive relative to the prior year, but was offset by higher labor, pension and other costs.

Acquisitions were responsible for almost all of the $20.5 million year-over-year increase in first quarter selling, general and administrative costs. Excluding acquisitions, these costs would have been only slightly higher, driven primarily by higher pension and management incentive costs. Base earnings before interest and income taxes were 7.8 percent of sales, as reported, but excluding Tegrant, would have been 8.1% of sales compared to 8.2% last year.

Restructuring and restructuring-related asset impairment charges totaled $15.2 million and $2.3 million for the first quarters of 2012 and 2011, respectively. Additional information regarding restructuring actions and impairments is provided in Note 4 to the Company’s Condensed Consolidated Financial Statements.

Net interest expense for the first quarter of 2012 increased to $15.4 million, compared with $8.7 million during the same period in 2011. The increase was due to higher debt levels as a result of the acquisition of Tegrant.

This year’s first quarter effective tax rate of 34.5% was higher than the 31.1% rate recorded in the first quarter of 2011. The effective tax rate on base earnings for the quarter increased to 33.7% from 31.2% last year. These increases were primarily due to higher tax contingencies recorded in the first quarter of 2012 than in the same quarter last year.

REPORTABLE SEGMENTS

The following table recaps net sales for the first quarter of 2012 and 2011 ($ in thousands):

	Three Months Ended
	April 1, 2012	April 3, 2011	% Change
Net sales:
Consumer Packaging	$495,766	$498,434	(0.5)%
Paper and Industrial Converted Products	463,610	471,200	(1.6)%
Packaging Services	114,905	123,437	(6.9)%
Protective Packaging	138,089	24,252	469.4%

Consolidated	$1,212,370	$1,117,323	8.5%

SONOCO PRODUCTS COMPANY

Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Three Months Ended
	April 1, 2012	April 3, 2011	% Change
Income before interest and income taxes:
Segment operating profit
Consumer Packaging	$50,080	$51,150	(2.1)%
Paper and Industrial Converted Products	32,304	30,313	6.6%
Packaging Services	4,842	6,491	(25.4)%
Protective Packaging	7,005	3,217	117.7%
Restructuring/Asset impairment charges	(15,212)	(2,317)
Other, net	(176)	740

Consolidated	$78,843	$89,594	(12.0)%

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the first quarter of 2012 and 2011 ($ in thousands):

	Three Months Ended
	April 1, 2012	April 3, 2011
Restructuring/Asset impairment charges:
Consumer Packaging	$4,803	$729
Paper and Industrial Converted Products	8,713	1,868
Packaging Services	292	(280)
Protective Packaging	1,404	—

Total	$15,212	$2,317

Segment operating profit is used by Company management to evaluate segment performance and does not include (dependent upon the applicable period) restructuring charges, asset impairment charges, acquisition-related costs, specifically identified tax adjustments and certain other items, if any, the exclusion of which the Company believes improves comparability and analysis of the underlying financial performance of the business. Accordingly, the term “segment operating profit” is defined as the segment’s portion of “Income before interest and income taxes” excluding those items. All other general corporate expenses have been allocated as operating costs to each of the Company’s reportable segments.

Consumer Packaging

Sonoco’s Consumer Packaging segment includes the following products and services: round and shaped rigid containers and trays (both composite and thermoformed plastic); blow-molded plastic bottles and jars; extruded and injection-molded plastic products; printed flexible packaging; metal and peelable membrane ends and closures; and global brand artwork management.

This year’s first quarter segment sales of $496 million were little changed from the $498 million reported in the prior year’s quarter. Year-over-year sales were slightly lower as the divestiture of the Company’s Brazilian injection molding plastics business, lower volumes and the unfavorable impact of foreign currency translation more than offset higher selling prices. Lower volume in most of the Company’s composite cans and closures operations was only partially offset by higher flexible packaging volume. Volume of blow molded plastics was up approximately 20%, but was largely offset by lower mix and lower market demand in the Company’s other plastics businesses. The volume growth in blow molding was driven by the commercialization in mid 2011 of new products for the food market and stronger demand in the personal care market.

Segment operating profit was $50.1 million compared with $51.2 million in last year’s first quarter. Operating profits were slightly lower in the quarter due to negative volume and mix and higher pension, labor and other expenses. These negative factors were mostly offset by productivity improvements and a positive price/cost relationship.

SONOCO PRODUCTS COMPANY

Paper and Industrial Converted Products

The Paper and Industrial Converted Products segment includes the following products: high-performance paper and composite paperboard tubes and cores; fiber-based construction tubes and forms; wooden, metal and composite wire and cable reels and spools; and recycled paperboard, linerboard, corrugating medium, recovered paper and other recycled materials.

First quarter 2012 sales for the segment were $464 million, compared with $471 million in the same period in 2011. The 2 percent year-over-year reduction in first quarter sales was due to lower selling prices, a negative mix of business and the negative impact of foreign currency translation. In North America, lower recovered paper prices led to lower selling prices in the Company’s recycling, paper, and tube and core operations. Increased recycling activity in North America and Europe, additional trade sales of paper in North America and improvement in the Company’s reels business were largely offset by tube and core volume declines in North America and Europe.

Segment operating profit improved to $32 million in the first quarter, compared to $30 million in the first quarter of 2011. Operating profits improved by 6.6 percent year over year due to a significant improvement in productivity and a positive price/cost relationship. These positive factors were partially offset by negative volume and mix and higher pension, labor and other costs.

Packaging Services

The Packaging Services segment includes the following products and services: designing, manufacturing, assembling, packing and distributing temporary, semipermanent and permanent point-of-purchase displays; supply chain management services, including contract packing, fulfillment and scalable service centers; and paper amenities, such as coasters and glass covers.

First quarter 2012 sales for this segment were $115 million, compared with $123 million in the same period in 2011. A continued increase in fulfillment activity globally was more than offset by lower year-over-year pack center revenue associated with last year’s loss of business with a major contract packaging customer and the negative impact of foreign currency translation.

Operating profit declined 25 percent to $4.8 million from $6.5 million in last year’s quarter due primarily to lower volumes associated with the lost contract packaging customer. This loss of business was partially offset by increased retail merchandising and fulfillment business.

Protective Packaging

The Protective Packaging segment includes the following products: custom-designed paperboard-based and expanded foam protective packaging; temperature-assurance packaging; and retail security packaging.

First quarter 2012 segment sales increased to $138 million, compared with $24 million in 2011. This increase was due entirely to last year’s acquisition of Tegrant, as sales in the Company’s legacy protective packaging operations were flat year-over-year.

Segment operating profit increased to $7.0 million in the first quarter, compared to $3.2 million in the first quarter of 2011, primarily due to the acquisition of Tegrant. However, operating profit from the Company’s legacy protective packaging operations increased more than 10 percent due to productivity improvements and a positive price/cost relationship.

SONOCO PRODUCTS COMPANY

Financial Position, Liquidity and Capital Resources

The Company’s financial position remained strong during the first quarter of 2012. Cash flows provided by operations totaled $101.4 million in the first three months of 2012, compared with cash used by operations of $(13.8) million in the same period last year. The effect of lower year-over-year earnings on operating cash flow was offset by a $47.7 million decrease in pension and postretirement plan contributions, lower management incentive payments and a lesser demand to fund working capital. Both years include refunds of prior years’ income tax payments of approximately $20 million. As is customary, no U.S. federal tax payments were made in the first quarter. Cash provided by operations in 2012 is expected to total approximately $385 million.

During the first three months of 2012, the Company utilized cash to fund capital expenditures of $48.0 million, pay dividends of $29.2 million, and to pay down debt. Outstanding debt decreased by a net $34.7 million to $1,251.9 million at April 1, 2012. Cash and cash equivalents as of the end of the first quarter were $176.1 million, substantially unchanged from year end 2011. Additional capital spending of approximately $140 million is expected during the remainder of 2012.

The Company operates a $350 million commercial paper program, supported by a bank credit facility of the same amount committed through October 2015. Outstanding commercial paper, a component of the Company’s long-term debt, totaled $8 million at April 1, 2012.

Under an Internal Revenue Service rule, U.S. corporations may borrow funds from foreign subsidiaries for up to 30 days without unfavorable tax consequences. The Company utilizes this rule from time to time to access offshore cash in lieu of issuing commercial paper. Amounts outstanding subject to this rule at April 1, 2012, and December 31, 2011, were $120 million and $145 million, respectively. These short-term lending arrangements were subsequently settled within the 30-day period, resulting in equivalent increases in commercial paper outstanding and cash on hand. Depending on its immediate offshore cash needs, the Company may choose to access such funds again in the future as allowed under the rule.

Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires the Company to maintain a minimum level of interest coverage, and a minimum level of net worth, as defined. As of April 1, 2012, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.

The Company anticipates additional contributions to its defined benefit plans of approximately $22 million during the remainder of 2012, which would bring total contributions made during 2012 to approximately $72 million. Future funding requirements beyond 2012 will vary depending largely on actual investment returns and future actuarial assumptions.

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

At April 1, 2012, the Company had commodity contracts outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. The total net fair market value of these instruments was an unfavorable position of $15.4 million at April 1, 2012, and an unfavorable position of $14.0 million at December 31, 2011. Natural gas, aluminum contracts, and old corrugated containers contracts covering an equivalent of 8.3 million MMBTUs, 6,522 metric tons, and 21,000 short tons, respectively, were outstanding at April 1, 2012. Additionally, the Company had various currency contracts outstanding to fix the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments was a net favorable position of $2.4 million at April 1, 2012 compared with a net favorable position of $0.6 million at December 31, 2011. These contracts qualify as cash flow hedges and mature within twelve months of their respective reporting date.

SONOCO PRODUCTS COMPANY

In addition, at April 1, 2012, the Company had various currency contracts outstanding to fix the exchange rate on certain foreign currency assets and liabilities. Although placed as an economic hedge, the Company does not apply hedge accounting to these contracts. The fair value of these currency contracts was a net favorable position of $0.7 million at April 1, 2012 and a net unfavorable position of $0.7 million December 31, 2011.

At April 1, 2012, the U.S. dollar was weaker against most of the functional currencies of the Company’s foreign operations compared to December 31, 2011, resulting in a translation gain of $27.9 million being recorded in accumulated other comprehensive income during the quarter.

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

Information about the Company’s exposure to market risk is discussed under Part I, Item 2 in this report and was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 29, 2012. There have been no other material quantitative or qualitative changes in market risk exposure since the date of that filing.

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

Changes in Internal Controls

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in refinements to processes throughout the Company. However, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of April 1, 2012, management has excluded Tegrant Holding Corporation (Tegrant), acquired November 8, 2012. The Company is currently assessing Tegrant’s control environment and expects the evaluation to be completed by the first anniversary of the acquisition as required by the Securities and Exchange Commission’s rules. Tegrant’s total revenues for the three month period ended April 1, 2012 represent approximately 9.4% of the Company’s consolidated revenue for the same period. Its excluded assets represent approximately 17% of the Company’s consolidated assets at April 1, 2012.

SONOCO PRODUCTS COMPANY

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

Information with respect to legal proceedings and other exposures appears in Part I – Item 3 – “Legal Proceedings” and Part II – Item 8 – “Financial Statements and Supplementary Data” (Note 14 - “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and in Part I – Item 1 – “Financial Statements” (Note 12 – “Commitments and Contingencies”) of this report.

Fox River

In April 2006, the United States and the State of Wisconsin (plaintiffs) sued U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, and NCR Corporation (NCR), an unrelated company, to recover certain costs incurred for response activities undertaken regarding the release and threatened release of hazardous substances in specific areas of elevated concentrations of polychlorinated biphenyls (PCBs) in sediments in the Lower Fox River and Green Bay in northeastern Wisconsin (hereinafter the Site). Pursuant to a Consent Decree agreed to by NCR and U.S. Mills as a consequence of the litigation, the Site is to be cleaned up on an expedited basis and NCR and U.S. Mills started removing contaminated sediment in May 2007. The remediation involves removal of sediment from the riverbed, dewatering of the sediment and storage at an offsite landfill. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation, which through April 1, 2012, has totaled slightly more than $25 million. U.S. Mills’ environmental reserve at April 1, 2012, includes $3.2 million for its share of the estimated remaining costs under the funding agreement for the remediation of the Site. The actual costs associated with cleanup of the Site, however, are dependent upon many factors and it is possible that remediation costs could be higher or lower than the current estimate of project costs. Under the terms of the agreement, the parties reserved their rights to make claims against each other, as well as third parties, to reallocate the costs of remediating the Site. Accordingly, the Company’s ultimate share of the liability for remediating the Site could be greater or less than 50% of the total cost.

In addition to the Site discussed above, as previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2011, U.S. Mills faces additional exposure related to potential natural resource damage and environmental remediation costs for a larger stretch of the lower Fox River, including the bay at Green Bay, which includes the Site discussed above (Operating Units 2 – 5). On November 13, 2007, the EPA issued a unilateral Administrative Order for Remedial Action pursuant to Section 106 of CERCLA. The order requires U.S. Mills and the seven other respondents jointly to take various actions to cleanup OUs 2 – 5. The order covers planning and design work as well as dredging and disposing of contaminated sediments and the capping of dredged and less contaminated areas of the river bottom. The order also provides for a penalty for failure by a respondent to comply with its terms as well as exposing a non-complying respondent to potential treble damages. Even though U.S. Mills has reserved its rights to contest liability for any portion of the work, it is cooperating with the other respondents to comply with the order, but its financial contribution will likely be determined by the lawsuit commenced in June 2008 and discussed below.

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

As of April 1, 2012, U.S. Mills’ environmental reserve for potential liabilities associated with the remediation of OUs 2 -5 (not including amounts accrued for remediation of the Site) totaled $56.5 million. Because of the continuing uncertainties in the estimated costs of remediation and continuing uncertainties surrounding U.S. Mills’ allocable share, including a potentially favorable resolution, it is impossible to state with any degree of certainty that any estimate is a better estimate than the amount recorded. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional pretax exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $88 million at April 1, 2012.

Other Legal Matters

On July 7, 2008, the Company was served with a complaint filed in the United States District Court for South Carolina by the City of Ann Arbor Employees’ Retirement System, individually and on behalf of others similarly situated (no. 4:08-cv-02348-TLW-KDW). The suit is a class action on behalf of those who purchased the Company’s common stock between February 7, 2007 and September 18, 2007, except officers and directors of the Company. The complaint, as amended, alleges that the Company issued press releases and made public statements during the class period that were materially false and misleading. The complaint also names certain Company officers as defendants and seeks an unspecified amount of damages plus interest and attorneys’ fees. On April 26, 2012, the parties filed with the court a stipulation of settlement, which, if approved by the court and subject to the conditions contained therein, will end the litigation and provide a settlement fund, to be funded entirely by insurance, to make payments to the authorized claimants as therein provided.

SONOCO PRODUCTS COMPANY

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs[2]
1/01/12 – 2/05/12	18,919	$ 32.97	—	5,000,000
2/06/12 – 3/04/12	83,826	$ 32.92	—	5,000,000
3/05/12 – 4/01/12	624	$ 32.41	—	5,000,000
Total	103,369	$ 32.93	—	5,000,000

[1]

A total of 103,369 common shares were repurchased in the first quarter of 2012 related to shares withheld to satisfy employee tax withholding obligations in association with the exercise of certain share-based compensation awards. These shares were not repurchased as part of a publicly announced plan or program.

[2]

On April 19, 2006, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. This authorization rescinded all previous existing authorizations and does not have a specific expiration date. From December 2010 through March 2011, a total of 2,000,000 shares were repurchased under this program. On April 20, 2011, the Company’s Board of Directors reinstated 2,000,000 shares to its authorization, returning the total number of shares available for future repurchase to 5,000,000 as of that date. No shares were repurchased under this authorization subsequent to this reinstatement; accordingly, a total of 5,000,000 shares remained available for repurchase at April 1, 2012.

Item 6.	Exhibits.

10.	Sonoco Products Company 2012 Long-Term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 18, 2012)
15.	Letter re: unaudited interim financial information
31.	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)
32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SONOCO PRODUCTS COMPANY
(Registrant)

Date: May 1, 2012	By: /s/ Barry L. Saunders
Barry L. Saunders
Vice President and Chief Financial Officer
(principal financial officer)

SONOCO PRODUCTS COMPANY

EXHIBIT INDEX

Exhibit
Number	Description

10	Sonoco Products Company 2012 Long-Term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 18, 2012)
15	Letter re: unaudited interim financial information
31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.