Form 10-Q
period 2012-07-01
SONOCO PRODUCTS CO
filed 2012-08-01
CIK 91767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2012

or

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

Yes                         No         X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at July 20, 2012:

Common stock, no par value: 100,642,950

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SONOCO PRODUCTS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars and shares in thousands)

	July 1, 2012	December 31, 2011*
Assets
Current Assets
Cash and cash equivalents	$196,005	$175,523
Trade accounts receivable, net of allowances	647,203	606,035
Other receivables	34,143	43,378
Inventories:
Finished and in process	171,312	157,891
Materials and supplies	236,113	237,431
Prepaid expenses	54,872	65,227
Deferred income taxes	23,981	26,806

	1,363,629	1,312,291
Property, Plant and Equipment, Net	1,017,705	1,013,622
Goodwill	1,105,037	1,110,220
Other Intangible Assets, Net	289,625	304,600
Long-term Deferred Income Taxes	77,615	81,690
Other Assets	171,305	170,835

Total Assets	$4,024,916	$3,993,258

Liabilities and Equity
Current Liabilities
Payable to suppliers	$452,760	$436,732
Accrued expenses and other	335,907	347,622
Notes payable and current portion of long-term debt	42,453	53,666
Accrued taxes	5,372	5,551

	836,492	843,571
Long-term Debt, Net of Current Portion	1,276,498	1,232,966
Pension and Other Postretirement Benefits	374,654	420,048
Deferred Income Taxes	14,989	16,794
Other Liabilities	56,688	54,471
Commitments and Contingencies
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares
100,643 and 100,211 shares issued and outstanding at July 1, 2012 and December 31, 2011, respectively	7,175	7,175
Capital in excess of stated value	439,698	427,484
Accumulated other comprehensive loss	(466,450)	(460,299)
Retained earnings	1,471,727	1,437,435

Total Sonoco Shareholders’ Equity	1,452,150	1,411,795
Noncontrolling Interests	13,445	13,613

Total Equity	1,465,595	1,425,408

Total Liabilities and Equity	$4,024,916	$3,993,258

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Dollars and shares in thousands except per share data)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net sales	$1,202,359	$1,127,865	$2,414,729	$2,245,188
Cost of sales	985,817	936,775	1,981,326	1,859,889

Gross profit	216,542	191,090	433,403	385,299
Selling, general and administrative expenses	118,554	99,273	241,360	201,571
Restructuring/Asset impairment charges	9,396	9,578	24,608	11,895

Income before interest and income taxes	88,592	82,239	167,435	171,833
Interest expense	16,205	9,335	32,471	18,709
Interest income	957	1,161	1,802	1,798

Income before income taxes	73,344	74,065	136,766	154,922
Provision for income taxes	25,905	23,775	47,802	48,959

Income before equity in earnings of affiliates	47,439	50,290	88,964	105,963
Equity in earnings of affiliates, net of tax	3,912	3,416	5,299	5,380

Net income	$51,351	$53,706	$94,263	$111,343

Net loss/(income) attributable to noncontrolling interests	$(28)	$(298)	$128	$(544)

Net income attributable to Sonoco	$51,323	$53,408	$94,391	$110,799

Weighted average common shares outstanding:
Basic	101,812	100,891	101,672	101,104

Diluted	102,569	101,982	102,563	102,371

Per common share:
Net income attributable to Sonoco:
Basic	$0.50	$0.53	$0.93	$1.10

Diluted	$0.50	$0.52	$0.92	$1.08

Cash dividends	$0.30	$0.29	$0.59	$0.57

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net income	$51,351	$53,706	$94,263	$111,343

Other comprehensive income:
Foreign currency translation adjustments	(45,684)	17,982	(17,809)	57,633
Changes in defined benefit plans, net of tax	4,936	2,791	9,947	5,387
Changes in derivative financial instruments, net of tax	1,493	852	1,711	3,717

Comprehensive income	12,096	75,331	88,112	178,080

Comprehensive (income)/loss attributable to noncontrolling interests	(28)	(298)	128	(544)

Comprehensive income attributable to Sonoco	$12,068	$75,033	$88,240	$177,536

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in thousands)

	Six Months Ended
	July 1, 2012	July 3, 2011
Cash Flows from Operating Activities:
Net income	$94,263	$111,343
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	4,692	5,509
Depreciation, depletion and amortization	101,133	87,679
Share-based compensation expense	6,826	8,284
Equity in earnings of affiliates	(5,299)	(5,380)
Cash dividends from affiliated companies	1,250	2,115
Loss on disposition of assets	172	542
Pension and postretirement plan expense	25,057	17,203
Pension and postretirement plan contributions	(58,964)	(110,482)
Tax effect of share-based compensation exercises	4,357	3,731
Excess tax benefit of share-based compensation	(1,867)	(2,895)
Net decrease in deferred taxes	(3,288)	(4,724)
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Trade accounts receivable	(43,923)	(79,120)
Inventories	(15,239)	(18,821)
Payable to suppliers	19,887	30,568
Prepaid expenses	(5,559)	(7,151)
Accrued expenses	(6,921)	(31,786)
Income taxes payable and other income tax items	16,394	21,846
Fox River environmental reserves	(910)	(639)
Other assets and liabilities	12,307	4,253

Net cash provided by operating activities	144,368	32,075

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(104,433)	(80,217)
Cost of acquisitions, exclusive of cash	(503)	(10,395)
Proceeds from the sale of assets	2,399	9,751

Net cash used in investing activities	(102,537)	(80,861)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	3,610	10,223
Principal repayment of debt	(26,174)	(8,081)
Net increase in commercial paper	55,000	110,000
Net change in overdrafts	2,026	(3,463)
Excess tax benefit of share-based compensation	1,867	2,895
Cash dividends	(59,343)	(56,985)
Purchase of noncontrolling interest	-	(5,718)
Shares acquired	(3,430)	(47,603)
Shares issued	5,975	15,279

Net cash (used in) provided by financing activities	(20,469)	16,547

Effects of Exchange Rate Changes on Cash	(880)	7,973

Net Increase (Decrease) in Cash and Cash Equivalents	20,482	(24,266)
Cash and cash equivalents at beginning of period	175,523	158,249

Cash and cash equivalents at end of period	$196,005	$133,983

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

Note 1:	Basis of Interim Presentation

In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three and six months ended July 1, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

With respect to the unaudited condensed consolidated financial information of the Company for the three- and six-month periods ended July 1, 2012 and July 3, 2011 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 1, 2012 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Note 2:	Shareholders’ Equity

Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Numerator:
Net income attributable to Sonoco	$51,323	$53,408	$94,391	$110,799

Denominator:
Weighted average common shares outstanding:
Basic	101,812,000	100,891,000	101,672,000	101,104,000
Dilutive effect of stock-based compensation	757,000	1,091,000	891,000	1,267,000

Diluted	102,569,000	101,982,000	102,563,000	102,371,000

Reported net income attributable to Sonoco per common share:
Basic	$0.50	$0.53	$0.93	$1.10

Diluted	$0.50	$0.52	$0.92	$1.08

Stock options and stock appreciation rights covering 2,460,920 and 1,186,225 shares at July 1, 2012 and July 3, 2011, respectively, were not dilutive and, therefore, are excluded from the computations of diluted income attributable to Sonoco per common share amounts. No adjustments were made to reported net income attributable to Sonoco in the computations of earnings per share.

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

Stock Repurchases

The Company’s Board of Directors has authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. No shares were purchased under this authorization during the first six months of 2012; accordingly, at July 1, 2012, a total of 5,000,000 shares remain available for repurchase.

The Company frequently repurchases shares of its common stock to satisfy employee tax withholding obligations in association with the exercise of certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 102,964 shares in the first six months of 2012 at a cost of $3,430, and 31,924 shares in the first six months of 2011 at a cost of $1,306.

Dividend Declarations

On April 18, 2012, the Board of Directors declared a regular quarterly dividend of $0.30 per share. This dividend was paid June 8, 2012 to all shareholders of record as of May 18, 2012.

On July 18, 2012, the Board of Directors declared a regular quarterly dividend of $0.30 per share. This dividend is payable September 10, 2012 to all shareholders of record as of August 17, 2012.

Note 3:	Acquisitions

On November 8, 2011, the Company completed the acquisition of Tegrant Holding Corporation (“Tegrant”), a leading provider of highly engineered protective, temperature-assured and retail security packaging solutions. The cost of the Tegrant acquisition was $550,000 in cash paid at the time of the purchase plus an additional $503 paid in February 2012 for changes in working capital levels to the date of the closing. As the acquisition was completed near the end of the year, the allocation of the purchase price reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, was based on provisional estimates of the fair value of the tangible and intangible assets acquired and liabilities assumed. During the first half of 2012, the Company finalized its valuations of most of the acquired assets and liabilities based on information obtained about facts and circumstances that existed as of the acquisition date. As a result, adjustments were made to the provisional fair values that reduced property, plant and equipment by $(6,669), increased goodwill by $6,536, increased other intangible assets (customer lists) by $4,900, increased long-term deferred income tax assets by $2,821, decreased inventories by $(500), and increased accrued expenses by $7,088. The amounts shown in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2011, have been adjusted to reflect these changes. The impact of the changes on the Company’s fiscal 2011 and 2012 results of operations was insignificant; accordingly, previously reported results have not been changed. The Company is finalizing the assessment of the valuation of certain assets and liabilities and will complete the valuation of all remaining assets and liabilities within 12 months from the date of the acquisition. Any further adjustments, if any, are expected to be insignificant.

Note 4:	Restructuring and Asset Impairment

The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2012 and 2011 are reported as “2012 Actions” and “2011 Actions,” respectively. Actions initiated prior to 2011, all of which were substantially complete at July 1, 2012, are reported as “2010 and Earlier Actions.”

Following are the total restructuring and asset impairment charges, net of adjustments, recognized by the Company during the periods presented:

	2012		2011
	Second Quarter	Six Months	Second Quarter	Six Months
Restructuring/Asset impairment:
2012 Actions	$6,114	$17,102	$—	$—
2011 Actions	3,489	7,280	10,258	10,637
2010 and Earlier Actions	(207)	226	(680)	1,258

Restructuring/Asset impairment charges	$9,396	$24,608	$9,578	$11,895
Income tax benefit	(1,195)	(5,786)	(2,903)	(3,639)
Equity method investments, net of tax	22	22	—	17
Costs attributable to Noncontrolling Interests, net of tax	43	73	27	70

Total impact of Restructuring/Asset impairment charges, net of tax	$8,266	$18,917	$6,702	$8,343

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

Restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Condensed Consolidated Statements of Income.

The Company expects to recognize future additional charges totaling approximately $10,500 in connection with previously announced restructuring actions and believes that the majority of these charges will be incurred and paid by the end of 2012. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions may be undertaken.

2012 Actions

During 2012, the Company announced the planned closures of a paper mill in Germany (part of the Paper and Industrial Converted Products segment) and a paperboard based protective packaging operation in the United States (part of the Protective Packaging segment). In addition, the Company continued its manufacturing rationalization efforts in its blow-molding businesses (part of the Consumer Packaging segment), including the planned closure of a facility in Canada, and realigned its cost structure resulting in the elimination of approximately 70 positions.

Below is a summary of 2012 Actions and related expenses by type incurred and estimated to be incurred through completion.

2012 Actions	Second Quarter	Total Incurred to Date	Estimated Total Cost
Severance and Termination Benefits
Paper and Industrial Converted Products	$2,137	$7,605	$9,005
Consumer Packaging	792	1,102	1,352
Packaging Services	4	285	285
Protective Packaging	432	1,363	1,363
Asset Impairment / Disposal of Assets
Paper and Industrial Converted Products	113	2,251	2,251
Consumer Packaging	2,031	3,295	3,295
Protective Packaging	—	161	161
Other Costs
Paper and Industrial Converted Products	187	517	792
Consumer Packaging	232	325	775
Protective Packaging	186	198	498

Total Charges and Adjustments	$6,114	$17,102	$19,777

The following table sets forth the activity in the 2012 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2012 Actions Accrual Activity 2012 Year to Date	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability at December 31, 2011	$—	$—	$—	$—
2012 charges	10,355	5,707	1,040	17,102
Cash payments	(3,966)	—	(710)	(4,676)
Asset write downs/disposals	—	(5,707)	—	(5,707)
Foreign currency translation	(264)	—	(18)	(282)

Liability at July 1, 2012	$6,125	$—	$312	$6,437

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

Below is a summary of 2011 Actions and related expenses by type incurred and estimated to be incurred through completion.

	2012		2011		Total
2011 Actions	Second Quarter	Six Months	Second Quarter	Six Months	Incurred to Date	Estimated Total Cost
Severance and Termination Benefits
Paper and Industrial Converted Products	$43	$76	$188	$422	$9,204	$10,304
Consumer Packaging	1,171	3,138	2,594	2,729	10,152	10,227
Packaging Services	(12)	292	212	212	1,137	1,137
Protective Packaging	109	109	—	—	1,218	1,218
Asset Impairment / Disposal of Assets
Paper and Industrial Converted Products	—	33	(286)	(286)	194	194
Consumer Packaging	255	576	6,868	6,868	10,788	10,788
Packaging Services	(304)	(782)	—	—	2,704	2,704
Protective Packaging	—	—	—	—	65	65
Other Costs
Paper and Industrial Converted Products	530	807	—	—	1,154	3,104
Consumer Packaging	1,692	2,541	586	596	3,946	6,946
Packaging Services	117	302	96	96	735	935
Protective Packaging	(112)	188	—	—	768	1,568

Total Charges and Adjustments	$3,489	$7,280	$10,258	$10,637	$42,065	$49,190

The following table sets forth the activity in the 2011 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2011 Actions Accrual Activity 2012 Year to Date	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability at December 31, 2011	$10,320	$—	$80	$10,400
2012 charges	3,657	305	3,838	7,800
Adjustments	(42)	(478)	—	(520)
Cash receipts/(payments)	(10,225)	802	(3,918)	(13,341)
Asset write downs/disposals	—	(629)	—	(629)
Foreign currency translation	(34)	—	—	(34)

Liability at July 1, 2012	$3,676	$—	$—	$3,676

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

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

2010 and Earlier Actions

2010 and Earlier Actions are comprised of a number of plant closures and workforce reductions initiated prior to 2011. The ongoing costs for these actions relate primarily to building lease terminations and plant closures and include the cost of equipment removal, utilities, plant security, property taxes and insurance. The Company expects to recognize future pretax charges of approximately $750 associated with 2010 and Earlier Actions.

Below is a summary of expenses/(income) incurred by segment for 2010 and Earlier Actions for the three- and six-month periods ended July 1, 2012 and July 3, 2011.

	2012		2011
2010 and Earlier Actions	Second Quarter	Six Months	Second Quarter	Six Months
Paper and Industrial Converted Products	$(225)	$208	$(1,098)	$867
Consumer Packaging	18	18	324	582
Packaging Services	—	—	94	(187)
Corporate	—	—	—	(4)

Total Charges and Adjustments	$(207)	$226	$(680)	$1,258

The accrual for 2010 and Earlier Actions totaled $3,625 and $4,039 at July 1, 2012 and December 31, 2011, respectively, and is included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. The accrual relates primarily to a pension withdrawal liability associated with a former paper mill in the United States and building lease terminations. Net cash payments during the six months ended July 1, 2012 were $(641). The Company expects the majority of both the liability and the future costs associated with 2010 and Earlier Actions to be paid by the end of 2012 using cash generated from operations.

Note 5:	Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable, for the six months ended July 1, 2012:

	Foreign Currency Translation Adjustments	Defined Benefit Plans	Derivative Financial Instruments	Accumulated Other Comprehensive Loss

Balance at December 31, 2011	$(21,277)	$(430,835)	$(8,187)	$(460,299)
Year-to-date change	(17,809)	9,947	1,711	(6,151)

Balance at July 1, 2012	$(39,086)	$(420,888)	$(6,476)	$(466,450)

At July 1, 2012, the Company had commodity and foreign currency contracts outstanding to fix the costs of certain anticipated raw materials and energy purchases. These contracts, which have maturities ranging from July 2012 to December 2014, qualify as cash flow hedges under U.S. GAAP. The amounts included in accumulated other comprehensive loss related to these cash flow hedges were an unfavorable position of $10,534 ($6,476 after tax) at July 1, 2012, and an unfavorable position of $13,211 ($8,187 after tax) at December 31, 2011.

The cumulative tax benefit on Derivative Financial Instruments was $4,058 at July 1, 2012, and $5,024 at December 31, 2011. During the three- and six-month periods ended July 1, 2012, the tax benefit on Derivative Financial Instruments decreased by $(839) and $(966), respectively.

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

The cumulative tax benefit on Defined Benefit Plans was $249,708 at July 1, 2012, and $255,466 at December 31, 2011. During the three- and six-month periods ended July 1, 2012, the tax benefit on Defined Benefit Plans decreased by $(2,863) and $(5,758), respectively.

Current period foreign currency translation adjustments of $(41) are included in noncontrolling interests at July 1, 2012.

Note 6:	Goodwill and Other Intangible Assets

Goodwill

A summary of the changes in goodwill for the six months ended July 1, 2012 is as follows:

	Consumer Packaging Segment	Paper and Industrial Converted Products Segment	Packaging Services Segment	Protective Packaging Segment	Total

Goodwill at December 31, 2011	$424,062	$252,476	$158,023	$275,659	$1,110,220
Foreign currency translation	(1,000)	(4,171)	—	(12)	(5,183)

Goodwill at July 1, 2012	$423,062	$248,305	$158,023	$275,647	$1,105,037

The Company completed its most recent annual goodwill impairment testing during the third quarter of 2011. Based on the results of its qualitative and quantitative assessments, the Company concluded that there was no impairment of goodwill for any of its reporting units. Because the Company’s assessments, whether qualitative or quantitative, incorporate management’s expectations for the future, including forecasted growth rates and/or margin improvements, if there are changes in the relevant facts and circumstances and/or expectations, management’s assessment regarding goodwill impairment may change as well. Although no reporting units failed the qualitative or quantitative assessments noted above, in management’s opinion, the reporting units with significant goodwill having the greatest risk of future impairment if actual results in the future are not as expected are Blow Molded Plastics (Matrix) and Flexible Packaging. Total goodwill associated with these reporting units was approximately $129,000 and $93,000, respectively, at July 1, 2012. The reporting unit with the most significant growth expectations relative to its size is Rigid Paper Containers – Europe. Total goodwill associated with this reporting unit was approximately $10,000 at July 1, 2012. There were no triggering events during the three- or six-month periods ended July 1, 2012.

Other Intangible Assets

A summary of other intangible assets as of July 1, 2012 and December 31, 2011 is as follows:

	July 1, 2012	December 31, 2011
Other Intangible Assets, gross
Patents	$2,222	$2,222
Customer lists	342,508	343,564
Trade names	21,121	21,175
Proprietary technology	17,814	17,818
Land use rights	354	360
Other	4,912	4,925
Other Intangible Assets, gross	$388,931	$390,064
Accumulated Amortization	$(99,306)	$(85,464)
Other Intangible Assets, net	$289,625	$304,600

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

Other intangible assets are amortized on a straight-line basis over their respective useful lives, which generally range from three to forty years. The Company has no intangibles with indefinite lives. Aggregate amortization expense was $6,821 and $3,650 for the three months ended July 1, 2012 and July 3, 2011, respectively, and $14,177 and $7,351 for the six months ended July 1, 2012 and July 3, 2011, respectively. Amortization expense on other intangible assets is expected to approximate $28,800 in 2012, $28,400 in 2013, $27,900 in 2014, $26,500 in 2015 and $26,200 in 2016.

Note 7:	Financial Instruments and Derivatives

The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	July 1, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$1,276,498	$1,397,036	$1,232,966	$1,282,727

The carrying value of cash and cash equivalents, short-term debt and long-term variable-rate debt approximates fair value. The fair value of long-term debt is determined based on trade information in the financial markets of the Company’s public debt and is considered a Level 2 fair value investment.

Cash Flow Hedges

At July 1, 2012 and December 31, 2011, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. To the extent considered effective, the changes in fair value of these contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which the hedged item impacts earnings.

Commodity Cash Flow Hedges

The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas, aluminum and old corrugated containers. At July 1, 2012, natural gas swaps covering approximately 8.5 million MMBTUs were outstanding. These contracts represent approximately 83%, 73% and 38% of anticipated U.S. and Canadian usage for the remainder of 2012, 2013 and 2014, respectively. Additionally, the Company had swap contracts covering 4,619 metric tons of aluminum representing approximately 50% of anticipated usage for 2012 and 17% for 2013, and 19,650 short tons of old corrugated containers representing approximately 3% of anticipated usage for 2012. The fair values of the Company’s commodity cash flow hedges were in loss positions of $(11,631) and $(13,989) at July 1, 2012 and December 31, 2011, respectively. The amount of the loss included in accumulated other comprehensive loss at July 1, 2012, that is expected to be reclassified to the income statement during the next twelve months is $(7,735).

Foreign Currency Cash Flow Hedges

The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases forecast to occur in 2012. At July 1, 2012, the net positions of these contracts were to purchase approximately 8.0 billion Colombian pesos, 396.9 million Mexican pesos, 29.4 million Canadian dollars, 8.7 million Polish zlotys, 3.7 million euros, and 1.2 million Turkish lira and to sell 0.2 million British pounds, 0.9 million New Zealand dollars, 1.5 million Australian dollars, and 46.0 million Russian rubles. The fair value of these foreign currency cash flow hedges was $835 and $608 at July 1, 2012 and December 31, 2011, respectively. During the first six months of 2012, certain foreign currency cash flow hedges related to construction in progress were settled as capital expenditures were made. A gain of $10 and a loss of $(17) were reclassified from accumulated other comprehensive loss and netted against the carrying value of assets during the three- and six-month periods ending July 1, 2012, respectively. The amount of the gain included in accumulated other comprehensive loss at July 1, 2012 expected to be reclassified to the income statement during the next twelve months is $903.

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

Other Derivatives

The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and existing foreign currency denominated receivables and payables. The Company does not apply hedge accounting treatment under ASC 815 for these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur. At July 1, 2012, the net positions of these contracts were to purchase 19.6 million euros, 3.4 million Canadian dollars, and 1.1 million British pounds, and to sell 6.5 billion Colombian pesos. The fair value of the Company’s other derivatives was $37 and $(746) at July 1, 2012 and December 31, 2011, respectively.

The Company has determined all hedges to be highly effective and as a result no material ineffectiveness has been recorded.

The following table sets forth the location and fair values of the Company’s derivative instruments at July 1, 2012 and December 31, 2011:

Description	Balance Sheet Location	July 1, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$436	$—
Commodity Contracts	Accrued expenses and other	$(8,161)	$(10,234)
Commodity Contracts	Other liabilities	$(3,906)	$(3,755)
Foreign Exchange Contracts	Prepaid expenses	$1,512	$1,097
Foreign Exchange Contracts	Accrued expenses and other	$(677)	$(489)
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Prepaid expenses	$136	$2
Foreign Exchange Contracts	Accrued expenses and other	$(47)	$(748)
Foreign Exchange Contracts	Other liabilities	$(52)	$—

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the three months ended July 1, 2012 and July 3, 2011:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Three months ended July 1, 2012
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$(1,756)	Net sales	$(302)	Net sales	$ —
		Cost of sales	$123
Commodity Contracts	$505	Cost of sales	$(3,415)	Cost of sales	$ —

Three months ended July 3, 2011

Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$578	Net sales	$1,736	Net sales	$ —
		Cost of sales	$(918)
Commodity Contracts	$(715)	Cost of sales	$(2,327)	Cost of sales	$ 63

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

Derivatives not designated as hedging instruments:	Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Three months ended July 1, 2012
Foreign Exchange Contracts	Cost of sales	$(628)
	Selling, general and administrative	$15
Three months ended July 3, 2011
Foreign Exchange Contracts	Cost of sales	$855
	Selling, general and administrative	$10

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the six months ended July 1, 2012 and July 3, 2011:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Six months ended July 1, 2012
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$1,431	Net sales	$(206)	Net sales	$ —
		Cost of sales	$1,304
Commodity Contracts	$(4,345)	Cost of sales	$(6,672)	Cost of sales	$ —

Six months ended July 3, 2011

Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$3,293	Net sales	$2,793	Net sales	$ 12
		Cost of sales	$(1,517)
Commodity Contracts	$(1,527)	Cost of sales	$(6,027)	Cost of sales	$ 112

Derivatives not designated as hedging instruments:	Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Six months ended July 1, 2012
Foreign Exchange Contracts	Cost of sales	$745
	Selling, general and administrative	$38
Six months ended July 3, 2011
Foreign Exchange Contracts	Cost of sales	$1,268
	Selling, general and administrative	$18

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

The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	July 1, 2012	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(11,631)	$—	$ (11,631)	$—
Foreign exchange contracts	835	—	835	—
Non-hedge derivatives, net:
Foreign exchange contracts	37	—	37	—
Deferred compensation plan assets	2,458	2,458	—	—

Description	December 31, 2011	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(13,989)	$—	$(13,989)	$—
Foreign exchange contracts	608	—	608	—
Non-hedge derivatives, net:
Foreign exchange contracts	(746)	—	(746)	—
Deferred compensation plan assets	2,279	2,279	—	—

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

The Company does not currently have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company’s financial assets or liabilities is measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the three- or six-month periods ended July 1, 2012.

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

The components of net periodic benefit cost include the following:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Retirement Plans
Service cost	$5,671	$5,014	$11,413	$10,117
Interest cost	17,165	17,522	34,524	35,355
Expected return on plan assets	(20,882)	(21,052)	(41,999)	(42,382)
Amortization of net transition obligation	113	118	229	237
Amortization of prior service cost	84	35	169	71
Amortization of net actuarial loss	9,048	5,828	18,197	11,769

Net periodic benefit cost	$11,199	$7,465	$22,533	$15,167

Retiree Health and Life Insurance Plans
Service cost	$241	$298	$484	$602
Interest cost	342	421	687	851
Expected return on plan assets	(368)	(350)	(740)	(707)
Amortization of prior service credit	(1,618)	(1,950)	(3,253)	(3,942)
Amortization of net actuarial loss	199	345	401	697

Net periodic benefit income	$(1,204)	$(1,236)	$(2,421)	$(2,499)

The Company made contributions of $50,044 and $101,914 to its defined benefit retirement and retiree health and life insurance plans during the six months ended July 1, 2012 and July 3, 2011, respectively. The Company anticipates that it will make additional contributions of approximately $13,400 to its defined benefit retirement and retiree health and life insurance plans in 2012.

Sonoco Investment and Retirement Plan (SIRP)

The Company recognized SIRP expense totaling $2,694 and $2,501 for the quarters ended July 1, 2012 and July 3, 2011, respectively, and $4,945 and $4,537 for the six month periods ended July 1, 2012 and July 3, 2011, respectively. Contributions to the SIRP, funded annually in the first quarter, totaled $8,920 during the six months ended July 1, 2012, and $8,568 during the six months ended July 3, 2011. No additional SIRP contributions are expected during the remainder of 2012.

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

Note 10:	Income Taxes

The Company’s effective tax rate for the three-and six-month periods ending July 1, 2012, was 35.3% and 35.0%, respectively, and its effective tax rate for the three and six-month periods ending July 3, 2011 was 32.1% and 31.6%, respectively. The quarterly and year-to-date rates for both years varied from the U.S. statutory rate primarily due to the favorable effect of international operations that are subject to tax rates generally lower than the U.S. rate, the favorable effect of the manufacturer’s deduction, and contingencies recorded for uncertain tax positions. The benefit from operations taxed in jurisdictions with lower tax rates was lower in 2012 than in 2011.

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

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This update eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and provided the entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The update also included a requirement for an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This reclassification requirement, however, was subsequently deferred by ASU No. 2011-12. The Company selected the two statement approach and has included the additional statement in this Quarterly Report on Form 10-Q.

During the six months ended July 1, 2012, there have been no other newly issued nor newly applicable accounting pronouncements that have or are expected to have a significant impact on the Company’s financial statements.

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

FINANCIAL SEGMENT INFORMATION

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net sales:
Consumer Packaging	$477,038	$490,453	$972,804	$988,887
Paper and Industrial Converted Products	475,460	485,170	939,070	956,370
Packaging Services	107,801	125,934	222,706	249,371
Protective Packaging	142,060	26,308	280,149	50,560

Consolidated	$1,202,359	$1,127,865	$2,414,729	$2,245,188

Intersegment sales:
Consumer Packaging	$2,214	$1,048	$4,113	$2,195
Paper and Industrial Converted Products	24,919	25,073	50,653	53,504
Packaging Services	594	318	1,178	621
Protective Packaging	328	227	1,008	657

Consolidated	$28,055	$26,666	$56,952	$56,977

Income before interest and income taxes:
Operating Profit
Consumer Packaging	$42,752	$40,200	$92,832	$91,350
Paper and Industrial Converted Products	39,652	40,440	71,956	70,753
Packaging Services	4,029	8,722	8,871	15,213
Protective Packaging	11,653	3,446	18,658	6,663
Restructuring/Asset impairment charges	(9,396)	(9,578)	(24,608)	(11,895)
Other, net	(98)	(991)	(274)	(251)

Consolidated	$88,592	$82,239	$167,435	$171,833

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

Note 13:	Commitments and Contingencies

The Company is a party to various legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. The Company is also currently a defendant in a class action by persons who bought Company stock between February 7, 2007 and September 18, 2007. The complaint, as amended, alleges that the Company issued press releases and made public statements during the class period that were materially false and misleading. The complaint seeks an unspecified amount of damages plus interest and attorneys’ fees. On April 26, 2012, the parties filed with the court a stipulation of settlement, which, if finally approved by the court and subject to the conditions contained therein, will end the litigation and provide a settlement fund, to be funded entirely by insurance, to make payments to the authorized claimants as therein provided. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings. Some of these exposures have the potential to be material. Information with respect to these and other exposures appears in Part II – Item 8 – “Financial Statements and Supplementary Data” (Note 14 - “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K. The Company cannot currently estimate the final outcome of many of the items described or the ultimate amount of potential losses.

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

Environmental Matters

During the fourth quarter of 2005, the U.S. Environmental Protection Agency (EPA) notified U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, that U.S. Mills and NCR Corporation (NCR), an unrelated party, would be jointly held responsible to undertake a program to remove and dispose of certain PCB-contaminated sediments at a particular site on the lower Fox River in Wisconsin (the “Site”) which is now labeled by the EPA as Phase 1. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation. The Company has expensed a total of $17,650 for its estimated share of the total cleanup cost of the Site, and through July 1, 2012, has spent a total of $14,467. The remaining accrual of $3,183 represents the Company’s best estimate of what it is likely to pay to complete the Site project. However, the actual costs associated with cleanup of the Site are dependent upon many factors and it is possible that remediation costs could be higher than the current estimate of project costs. The Company acquired U.S. Mills in 2001, and the alleged contamination predates the acquisition.

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

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

Since 2007, U.S. Mills has expensed a total of $60,825 for potential liabilities associated with the Fox River contamination (not including amounts expensed for remediation at the Site) and through July 1, 2012, has spent a total of $8,150, primarily on legal fees, leaving a reserve of $52,675 remaining at July 1, 2012 for potential liabilities associated with the Fox River contamination (not including amounts accrued for remediation at the Site). Because of the continuing uncertainties in the estimated costs of remediation and continuing uncertainties surrounding U.S. Mills’ allocable share, including a potentially favorable resolution, it is impossible to state with any reasonable degree of certainty that any estimate is a better estimate than the amount recorded. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $89,000 at July 1, 2012.

On November 8, 2011, the Company completed the acquisition of Tegrant. During its due diligence, the Company identified several potential environmentally contaminated sites. The total remediation cost of these sites is estimated to be $18,850 and an accrual in this amount was recorded on Tegrant’s opening balance sheet.

The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time.

As of July 1, 2012 and December 31, 2011, the Company (and its subsidiaries) had accrued $77,466 and $72,590, respectively, related to environmental contingencies. Of these, a total of $55,858 and $56,768 relate to U.S. Mills and $18,756 and $18,846 relate to Tegrant at July 1, 2012 and December 31, 2011, respectively. These accruals are included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets. U.S. Mills recognized a $40,825 benefit in 2008 from settlements reached and proceeds received on certain insurance policies covering the Fox River contamination. U.S. Mills’ two remaining insurance carriers are in liquidation. It is possible that U.S. Mills may recover from these carriers a small portion of the costs it ultimately incurs. U.S. Mills may also be able to reallocate some of the costs it incurs among other parties. There can be no assurance that such claims for recovery or reallocation would be successful and no amounts have been recognized in the consolidated financial statements of the Company for such potential recovery or reallocation.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of Sonoco Products Company:

We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of July 1, 2012, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended July 1, 2012 and July 3, 2011 and the condensed consolidated statement of cash flows for the six-month periods ended July 1, 2012 and July 3, 2011. These interim financial statements are the responsibility of the Company’s management.

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
August 1, 2012

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

Statements included in this report that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The words “estimate,” “project,” “intend,” “expect,” “believe,” “consider,” “plan,” “strategy,” “opportunity,” “target,” “anticipate,” “objective,” “goal,” “guidance,” “outlook,” “forecasts,” “future,” “will,” “would,” or the negative thereof, and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding offsetting high raw material costs; improved productivity and cost containment; adequacy of income tax provisions; refinancing of debt; realization of synergies resulting from acquisitions; adequacy of cash flows; anticipated amounts and uses of cash flows; effects of acquisitions and dispositions; adequacy of provisions for environmental liabilities; financial strategies and the results expected from them; sales growth; continued payments of dividends; stock repurchases; producing improvements in earnings; financial results for future periods; goodwill impairment charges; expected amounts of capital spending; anticipated contributions to benefit plans; and creation of long-term value for shareholders. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, expectations, beliefs, plans, strategies and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, without limitation:

•	Availability and pricing of raw materials;
•	Success of new product development and introduction;
•	Ability to maintain or increase productivity levels and contain or reduce costs;
•	Ability to manage the mix of business to take advantage of growing markets while reducing cyclical effects of some of the Company’s existing business on operating results;
•	International, national and local economic and market conditions;
•	Availability of credit to us, our customers and/or our suppliers in needed amounts and/or on reasonable terms;
•	Fluctuations in obligations and earnings of pension and postretirement benefit plans;
•	Pricing pressures, demand for products, and ability to maintain market share;
•	Continued strength of our paperboard-based tubes and cores and composite can operations;
•	Anticipated results of restructuring activities;
•	Resolution of income tax contingencies;
•	Ability to successfully integrate newly acquired businesses into the Company’s operations;
•	Ability to win new business and/or identify and successfully close suitable acquisitions at the levels needed to meet growth targets;
•	Rate of growth in foreign markets;
•	Foreign currency, interest rate and commodity price risk and the effectiveness of related hedges;
•	Actions of government agencies and changes in laws and regulations affecting the Company;
•	Liability for and anticipated costs of environmental remediation actions;
•	Accuracy of assumptions underlying projections related to goodwill impairment testing, and accuracy of management’s assessment of goodwill impairment;
•	Accuracy of assumptions underlying fair value measurements, accuracy of management’s assessments of fair value, and fluctuations in fair value;
•	Loss of consumer or investor confidence; and
•	Economic disruptions resulting from terrorist activities.

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

Sonoco competes in multiple product categories, with its operations organized and reported in four segments: Consumer Packaging, Paper and Industrial Converted Products, Packaging Services, and Protective Packaging. The majority of the Company’s revenues are from products and services sold to consumer and industrial products companies for use in the packaging of their products for sale or shipment. The Company also manufactures paperboard, primarily from recycled materials, for both internal use and open market sale. Each of the Company’s operating units has its own sales staff and maintains direct sales relationships with its customers.

Second Quarter 2012 Compared with Second Quarter 2011

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

	For the three months ended July 1, 2012

Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Acquisition Related Costs and Other Adjustments	Base

Income before interest and income taxes	$88,592	$9,396	98	$98,086
Interest expense, net	15,248	-	-	15,248

Income before income taxes	73,344	9,396	98	82,838
Provision for income taxes	25,905	1,195	30	27,130

Income before equity in earnings of affiliates	47,439	8,201	68	55,708
Equity in earnings of affiliates, net of tax	3,912	22	-	3,934

Net income	51,351	8,223	68	59,642
Net loss attributable to noncontrolling interests	(28)	43	-	15

Net income attributable to Sonoco	$51,323	$8,266	68	$59,657

Per diluted common share	$0.50	$0.08	$0.00	$0.58

SONOCO PRODUCTS COMPANY

	For the three months ended July 3, 2011

Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Acquisition Related Costs and Other Adjustments	Base

Income before interest and income taxes	$82,239	$9,578	$991	$92,808
Interest expense, net	8,174	-	-	8,174

Income before income taxes	74,065	9,578	991	84,634
Provision for income taxes	23,775	2,903	320	26,998

Income before equity in earnings of affiliates	50,290	6,675	671	57,636
Equity in earnings of affiliates, net of tax	3,416	-	-	3,416

Net income	53,706	6,675	671	61,052
Net (income)/loss attributable to noncontrolling interests	(298)	27	-	(271)

Net income attributable to Sonoco	$53,408	$6,702	$671	$60,781

Per diluted common share	$0.52	$0.07	$0.01	$0.60

RESULTS OF OPERATIONS

The following discussion provides a review of results for the three months ended July 1, 2012 versus the three months ended July 3, 2011.

OVERVIEW

Net sales for the second quarter of 2012 were $1,202 million, compared with $1,128 million in the same period in 2011. This 6.6% increase was due primarily to $118 million in sales from the Company’s recently acquired Tegrant operations and higher selling prices in some businesses, partially offset by a negative impact from foreign currency translation. Tegrant was acquired November 8, 2011, and so is not included in the comparable prior year period.

Net income attributable to Sonoco for the second quarter of 2012 was $51.3 million compared to $53.4 million reported for the same period of 2011. Results for 2012 include a total of $8.3 million of after-tax restructuring and other non-base charges, while 2011 results were impacted by after-tax charges of $7.4 million. Second quarter 2012 base net income attributable to Sonoco (base earnings) was $59.7 million ($0.58 per diluted share) versus $60.8 million ($0.60 per diluted share) in 2011.

A combination of lower volume and unfavorable mix had a negative impact on earnings in most of the Company’s businesses. In addition, a significantly stronger dollar further reduced reported earnings compared to the prior year quarter. Absent the impact of Tegrant, overall base operating profits would have been down over 4%, as the impact of volume and mix, along with higher pension and other costs, more than offset the benefits of positive price/cost and improved productivity. In Protective Packaging, operating profits in the legacy operations were up only modestly, but, operating profits in the segment including Tegrant more than tripled. Operating profits also increased in Consumer Packaging, but were down modestly in Paper and Industrial Converted Products, and down more than 50% in Packaging Services.

SONOCO PRODUCTS COMPANY

OPERATING REVENUE

Net sales for the second quarter of 2012 were $1,202 million, compared to $1,128 million for the second quarter of 2011, an increase of 6.6%, or $74 million.

The components of the sales change were:

($ in millions)

Volume/mix	$(13)
Selling prices	3
Acquisitions/dispositions, net	124
Foreign currency translation and other, net	(40)

Total sales increase	$74

Acquisition-related sales gains were almost exclusively driven by Tegrant and were partially offset by last year’s sale of a small plastics business in Brazil. Sales prices were slightly higher for the Company overall as higher prices in the Consumer Packaging segment were largely offset by lower prices in Paper and Industrial Converted Products where sales prices were lower because of lower market prices for recovered paper, primarily old corrugated containers (OCC).

COSTS AND EXPENSES

Cost of sales were up $49.0 million from the prior year quarter; however, excluding the impact of acquisitions, cost of sales would have been down, in line with the decrease in sales absent acquisitions. Lower market pricing for recovered paper benefitted our industrial businesses, while Consumer Packaging was negatively impacted by higher film and other costs. Price/cost (the relationship of the change in sales prices to the change in costs of materials, energy and freight) was positive relative to the prior year, but the benefit was offset by largely higher labor, pension and other costs.

Acquisitions were responsible for almost all of the $19.3 million year-over-year increase in second quarter selling, general and administrative costs. Excluding acquisitions, these costs would have been only slightly higher, driven primarily by higher pension and general inflation. Base earnings before interest and income taxes were 8.2% of sales, virtually unchanged from last year’s second quarter.

Restructuring and restructuring-related asset impairment charges totaled $9.4 million and $9.6 million for the second quarters of 2012 and 2011, respectively. Additional information regarding restructuring actions and impairments is provided in Note 4 to the Company’s Condensed Consolidated Financial Statements.

Net interest expense for the second quarter of 2012 increased to $15.2 million, compared with $8.2 million during the same period in 2011. The increase was due to higher debt levels as a result of the acquisition of Tegrant.

This year’s second quarter effective tax rate of 35.3% was higher than the 32.1% rate recorded in the second quarter of 2011. This increase is partially attributable to a portion of this year’s foreign restructuring charges not being fully tax deductible in the local jurisdiction. The effective tax rate on base earnings for the quarter increased to 32.8% from 31.9% last year. The quarter-over-quarter increases in both the GAAP and base rates reflect a favorable accrual adjustment of approximately $1 million recorded in the prior year quarter.

REPORTABLE SEGMENTS

The following table recaps net sales for the second quarter of 2012 and 2011 ($ in thousands):

	Three Months Ended
	July 1, 2012	July 3, 2011	% Change
Net sales:
Consumer Packaging	$477,038	$490,453	(2.7)%
Paper and Industrial Converted Products	475,460	485,170	(2.0)%
Packaging Services	107,801	125,934	(14.4)%
Protective Packaging	142,060	26,308	440.0%

Consolidated	$1,202,359	$1,127,865	6.6%

SONOCO PRODUCTS COMPANY

Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Three Months Ended
	July 1, 2012	July 3, 2011	% Change
Income before interest and income taxes:
Segment operating profit
Consumer Packaging	$42,752	$40,200	6.3%
Paper and Industrial Converted Products	39,652	40,440	(1.9)%
Packaging Services	4,029	8,722	(53.8)%
Protective Packaging	11,653	3,446	238.2%
Restructuring/Asset impairment charges	(9,396)	(9,578)
Other, net	(98)	(991)

Consolidated	$88,592	$82,239	7.7%

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the second quarter of 2012 and 2011 ($ in thousands):

	Three Months Ended
	July 1, 2012	July 3, 2011
Restructuring/Asset impairment charges:
Consumer Packaging	$6,191	$10,389
Paper and Industrial Converted Products	2,784	(1,213)
Packaging Services	(194)	402
Protective Packaging	615	—

Total	$9,396	$9,578

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

This year’s second quarter segment sales of $477 million were 2.7% lower than the $490 million reported in the prior year’s quarter. Year-over-year sales were down slightly as lower volumes, primarily in the Company’s composite cans and closures operations, and the unfavorable impact of foreign currency translation more than offset higher selling prices. Volume of blow molded plastics was up modestly, but was largely offset by lower market demand in the Company’s other plastics businesses driven by reduced demand for dual-ovenable trays for the frozen food industry.

Segment operating profit was $42.8 million compared with $40.2 million in last year’s second quarter. Operating profits were higher in the quarter due to a positive price/cost relationship and productivity improvements partially offset by negative volume and mix and higher pension, labor and other expenses.

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

Second quarter 2012 sales for the segment were $475 million, compared with $485 million in the same period in 2011. The 2% year-over-year reduction in second quarter sales was primarily due to the negative impact of foreign currency translation and lower recovered paper prices. In North America, lower recovered paper prices led to lower selling prices in the Company’s recycling and paper operations. Increased recycling activity in North America and Europe, additional trade sales of paper in North America, and improvement in the Company’s reels business were partially offset by tube and core volume declines in most regions of the world.

Segment operating profit was $39.7 million in the second quarter compared to $40.4 million in the second quarter of 2011. Excluding the negative impact of exchange rates, operating profits would have been essentially unchanged as improvements in productivity and a positive price/cost relationship were offset by higher pension, labor and other costs.

Packaging Services

The Packaging Services segment includes the following products and services: designing, manufacturing, assembling, packing and distributing temporary, semipermanent and permanent point-of-purchase displays; supply chain management services, including contract packing, fulfillment and scalable service centers; and paper amenities, such as coasters and glass covers.

Second quarter 2012 sales for this segment were $108 million, compared with $126 million in the same period in 2011. A continued increase in fulfillment activity globally was more than offset by lower year-over-year pack center revenue associated with last year’s loss of business with a major contract packaging customer and the negative impact of foreign currency translation.

Operating profit declined 54% to $4.0 million from $8.7 million in last year’s quarter due primarily to lower volumes associated with the lost contract packaging customer. This loss of business was partially offset by increased retail merchandising and fulfillment business.

Protective Packaging

The Protective Packaging segment includes the following products: custom-designed paperboard-based and expanded foam protective packaging; temperature-assurance packaging; and retail security packaging.

Second quarter 2012 segment sales increased to $142 million, compared with $26 million in 2011. This increase was due entirely to last year’s acquisition of Tegrant as sales in the Company’s legacy protective packaging operations declined approximately 5% year-over-year due primarily to lower volume.

Segment operating profit increased to $11.7 million in the second quarter, compared to $3.4 million in the second quarter of 2011, primarily due to the acquisition of Tegrant. Operating profit from the Company’s legacy protective packaging operations improved slightly due primarily to productivity improvements.

SONOCO PRODUCTS COMPANY

Six Months Ended July 1, 2012 Compared with Six Months Ended July 3, 2011

RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES

The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures for each of the periods presented.

	For the six months ended July 1, 2012

Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Acquisition Related Costs and Other Adjustments	Base

Income before interest and income taxes	$167,435	$24,608	274	$192,317
Interest expense, net	30,669	-	-	30,669

Income before income taxes	136,766	24,608	274	161,648
Provision for income taxes	47,802	5,786	98	53,686

Income before equity in earnings of affiliates	88,964	18,822	176	107,962
Equity in earnings of affiliates, net of tax	5,299	22	-	5,321

Net income	94,263	18,844	176	113,283
Net loss attributable to noncontrolling interests	128	73	-	201

Net income attributable to Sonoco	$94,391	$18,917	176	$113,484

Per diluted common share	$0.92	$0.19	$0.00	$1.11

	For the six months ended July 3, 2011

Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Acquisition Related Costs and Other Adjustments	Base

Income before interest and income taxes	$171,833	$11,895	$250	$183,978
Interest expense, net	16,911	-	-	16,911

Income before income taxes	154,922	11,895	250	167,067
Provision for income taxes	48,959	3,639	84	52,682

Income before equity in earnings of affiliates	105,963	8,256	166	114,385
Equity in earnings of affiliates, net of tax	5,380	17	-	5,397

Net income	111,343	8,273	166	119,782
Net (income)/loss attributable to noncontrolling interests	(544)	70	-	(474)

Net income attributable to Sonoco	$110,799	$8,343	$166	$119,308

Per diluted common share	$1.08	$0.09	$0.00	$1.17

RESULTS OF OPERATIONS

The following discussion provides a review of results for the six months ended July 1, 2012 versus the six months ended July 3, 2011.

OVERVIEW

Net sales for the first half of 2012 were $2,415 million, compared with $2,245 million in the same period in 2011. This 7.6% increase was due primarily to $232 million in sales from the Company’s recently acquired Tegrant operations and higher selling prices in some businesses, partially offset by an overall decline in volume of approximately 1 percent and a $58 million negative impact from foreign currency translation. Tegrant was acquired November 8, 2011, and so is not included in the comparable prior year period.

SONOCO PRODUCTS COMPANY

Net income attributable to Sonoco for the first half of 2012 was $94.4 million compared to $110.8 million reported for the same period of 2011. Current year earnings include $19.1 million of after-tax restructuring and other non-base charges, while 2011 results were impacted by after-tax charges of $8.5 million, including a loss from the disposition of a plastics business in Brazil. First half 2012 base net income attributable to Sonoco (base earnings) was $113.5 million ($1.11 per diluted share) versus $119.3 million ($1.17 per diluted share) in 2011.

Combined, lower volume and unfavorable mix had a negative impact on earnings in most of the Company’s businesses. Absent the impact of Tegrant, overall operating profits would have been down approximately 4%, as the impact of volume and mix, along with higher pension and other costs, more than offset the benefits of positive price/cost and improved productivity. In Protective Packaging, operating profits in the legacy operations were up more than 8%, and operating profits including Tegrant nearly tripled. Operating profits also increased in Paper and Industrial Converted Products and Consumer Packaging, but were down nearly 42% in Packaging Services.

OPERATING REVENUE

Net sales for first half of 2012 were $2,415 million, compared to $2,245 million for the first half of 2011, an increase of $170 million.

The components of the sales change were:

($ in millions)

Volume/mix	$(24)
Selling prices	9
Acquisitions/dispositions, net	238
Foreign currency translation and other, net	(53)

Total sales increase	$170

Acquisition-related sales gains were almost exclusively driven by Tegrant and were partially offset by last year’s sale of a small plastics business in Brazil. Sales prices were slightly higher for the Company overall as higher prices in the Consumer Packaging segment more than offset lower prices in the Company’s paper and recycling businesses where sales prices were lower because of lower market prices for recovered paper, primarily old corrugated containers (OCC).

COSTS AND EXPENSES

Cost of sales were up $121.4 million from the prior year; however, cost of sales excluding the impact of acquisitions would have been down, in line with the decrease in sales absent acquisitions. Lower market pricing for recovered paper benefitted our industrial businesses, while Consumer Packaging was negatively impacted by higher resin, film and other costs. Price/cost was positive relative to the prior year, but was largely offset by higher labor, pension and other costs.

Acquisitions were responsible for almost all of the $39.8 million year-to-date increase in selling, general and administrative costs. Excluding acquisitions, these costs would have been only slightly higher, driven primarily by higher pension and general inflation. Base earnings before interest and income taxes were 8.0% of sales compared to 8.2% last year.

Restructuring and restructuring-related asset impairment charges totaled $24.6 million and $11.9 million for the first half of 2012 and 2011, respectively. Additional information regarding restructuring actions and impairments is provided in Note 4 to the Company’s Condensed Consolidated Financial Statements.

Net interest expense for the first half of 2012 increased to $30.7 million, compared with $16.9 million during the same period in 2011. The increase was due to higher debt levels as a result of the acquisition of Tegrant.

This year’s first half effective tax rate of 35.0% was higher than the 31.6% rate recorded in the first half of 2011. This increase is partially attributable to a portion of this year’s foreign restructuring charges not being fully tax deductible in the local jurisdiction. The effective tax rate on base earnings increased to 33.2% in the first half of 2012 from 31.5% in the same period last year. The year-over-year increases in both the GAAP and base rates reflect a favorable accrual adjustment of approximately $1 million recorded in the prior year quarter.

REPORTABLE SEGMENTS

The following table recaps net sales for the first half of 2012 and 2011 ($ in thousands):

	Six Months Ended
	July 1, 2012	July 3, 2011	% Change
Net sales:
Consumer Packaging	$972,804	$988,887	(1.6)%
Paper and Industrial Converted Products	939,070	956,370	(1.8)%
Packaging Services	222,706	249,371	(10.7)%
Protective Packaging	280,149	50,560	454.1%

Consolidated	$2,414,729	$2,245,188	7.6%

Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Six Months Ended
	July 1, 2012	July 3, 2011	% Change
Income before interest and income taxes:
Segment operating profit
Consumer Packaging	$92,832	$91,350	1.6%
Paper and Industrial Converted Products	71,956	70,753	1.7%
Packaging Services	8,871	15,213	(41.7)%
Protective Packaging	18,658	6,663	180.0%
Restructuring/Asset impairment charges	(24,608)	(11,895)
Other, net	(274)	(251)

Consolidated	$167,435	$171,833	(2.6)%

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the first half of 2012 and 2011 ($ in thousands):

	Six Months Ended
	July 1, 2012	July 3, 2011
Restructuring/Asset impairment charges:
Consumer Packaging	$10,994	$11,118
Paper and Industrial Converted Products	11,497	655
Packaging Services	98	122
Protective Packaging	2,019	—

Total	$24,608	$11,895

Consumer Packaging

First half 2012 sales of $973 million were down slightly from the $989 million reported in the first half of 2011 as lower sales from the divestiture of the Company’s Brazilian injection molding plastics business, reduced volumes and the unfavorable impact of foreign currency translation more than offset higher selling prices. Volume of blow molded plastics was up notably, but was offset by lower market demand in the Company’s other plastics businesses. The volume growth in blow molding was driven by the commercialization in mid 2011 of new products for the food market and stronger demand in the personal care market.

Segment operating profit in the first half of 2012 was $92.8 million compared with $91.4 million in the same period last year. Operating profits were slightly higher year-to-date due to a positive price/cost relationship and productivity improvements, partially offset by lower volume and higher pension, labor and other expenses.

SONOCO PRODUCTS COMPANY

Paper and Industrial Converted Products

First half 2012 sales for the segment were $939 million, compared with $956 million in the same period in 2011. The 2% year-over-year decrease was primarily due to lower selling prices and the negative impact of foreign currency translation. In North America, lower recovered paper prices led to lower selling prices in the Company’s recycling and paper operations. Increased recycling activity in North America and Europe, additional trade sales of paper in North America, and improvement in the Company’s reels business were partially offset by tube and core volume declines in most regions of the world.

Segment operating profit improved to $72 million in the first half of 2012, compared to $71 million in the first half of 2011. Productivity improvement and a positive price/cost relationship were partially offset by negative volume and mix, higher pension, labor and other costs and an unfavorable impact from foreign exchange rates.

Packaging Services

First half 2012 sales for this segment were $223 million, compared with $249 million in the same period in 2011. A continued increase in fulfillment activity globally was more than offset by lower year-over-year pack center revenue associated with last year’s loss of business with a major contract packaging customer and the negative impact of foreign currency translation.

Operating profit declined 42% to $8.9 million from $15.2 million last year due primarily to lower volumes associated with the lost contract packaging customer and the impact of exchange rates. This loss of business was partially offset by increased retail merchandising and fulfillment business.

Protective Packaging

First half 2012 segment sales increased to $280 million, compared with $51 million in 2011. This increase was due entirely to last year’s acquisition of Tegrant, as sales in the Company’s legacy protective packaging operations were down slightly year-over-year.

Segment operating profit increased to $18.7 million in the first half of 2012, compared to $6.7 million in the first half of 2011, primarily due to the acquisition of Tegrant. In addition, operating profit from the Company’s legacy protective packaging operations increased more than 8% due to productivity improvements and a positive price/cost relationship.

Financial Position, Liquidity and Capital Resources

The Company’s financial position remained strong during the first half of 2012. Cash flows provided by operations totaled $144.4 million in the first six months of 2012, compared with $32.1 million in the same period last year. The effect of lower year-over-year earnings on operating cash flow was offset by a $51.5 million decrease in pension and postretirement plan contributions, lower management incentive payments and a lesser demand to fund working capital.

During the first six months of 2012, the Company utilized cash to fund capital expenditures of $104.4 million and pay dividends of $59.3 million. Outstanding debt increased by a net $32.3 million to $1,319.0 million at July 1, 2012. Cash and cash equivalents as of the end of the second quarter were $196.0 million, a $19.5 million increase from year end 2011. Additional capital spending, net of proceeds from the sale of assets, is expected to be approximately $100 million during the remainder of 2012.

The Company operates a $350 million commercial paper program, supported by a bank credit facility of the same amount committed through October 2015. Outstanding commercial paper, a component of the Company’s long-term debt, totaled $82 million at July 1, 2012.

Under an Internal Revenue Service rule, U.S. corporations may borrow funds from foreign subsidiaries for up to 30 days without unfavorable tax consequences. The Company utilizes this rule from time to time to access offshore cash in lieu of issuing commercial paper. Amounts outstanding subject to this rule at July 1, 2012, and December 31, 2011, were $122 million and $145 million, respectively. These short-term lending arrangements were subsequently settled within the 30-day period, resulting in equivalent increases in commercial paper outstanding and cash on hand. Depending on its immediate offshore cash needs, the Company may choose to access such funds again in the future as allowed under the rule.

SONOCO PRODUCTS COMPANY

Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires the Company to maintain a minimum level of interest coverage, and a minimum level of net worth, as defined. As of July 1, 2012, and throughout 2012, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.

The Company anticipates additional contributions to its pension and postretirement plans of approximately $13 million during the remainder of 2012, which would bring total contributions made during 2012 to approximately $72 million. Future funding requirements beyond 2012 will vary depending largely on actual investment returns, future actuarial assumptions, and recently enacted legislation.

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

At July 1, 2012, the Company had commodity contracts outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. The total net fair market value of these instruments was an unfavorable position of $11.6 million at July 1, 2012, and an unfavorable position of $14.0 million at December 31, 2011. Natural gas, aluminum contracts, and old corrugated containers contracts covering an equivalent of 8.5 million MMBTUs, 5,000 metric tons, and 20,000 short tons, respectively, were outstanding at July 1, 2012. Additionally, the Company had various currency contracts outstanding to fix the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments was a net favorable position of $0.8 million at July 1, 2012 compared with a net favorable position of $0.6 million at December 31, 2011. These contracts qualify as cash flow hedges and mature within twelve months of their respective reporting dates.

In addition, at July 1, 2012, the Company had various currency contracts outstanding to fix the exchange rate on certain foreign currency assets and liabilities. Although placed as an economic hedge, the Company does not apply hedge accounting to these contracts. The fair value of these currency contracts was a net favorable position of less than $0.1 million at July 1, 2012 and a net unfavorable position of $0.7 million December 31, 2011.

At July 1, 2012, the U.S. dollar had strengthened against most of the functional currencies of the Company’s foreign operations compared to December 31, 2011, resulting in a translation loss of $17.8 million being recorded in accumulated other comprehensive income during the six months ended July 1, 2012.

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

Changes in Internal Controls

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in refinements to processes throughout the Company. However, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of July 1, 2012, management has excluded Tegrant Holding Corporation (Tegrant), acquired November 8, 2011. The Company is currently assessing Tegrant’s control environment and expects the evaluation to be completed by the first anniversary of the acquisition as required by the Securities and Exchange Commission’s rules. Tegrant’s total revenues for the six month period ended July 1, 2012 represent approximately 9.6% of the Company’s consolidated revenue for the same period. Its excluded assets represent approximately 18% of the Company’s consolidated assets at July 1, 2012.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

Information with respect to legal proceedings and other exposures appears in Part I – Item 3 – “Legal Proceedings” and Part II – Item 8 – “Financial Statements and Supplementary Data” (Note 14 – “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and in Part I – Item 1 – “Financial Statements” (Note 14 – “Commitments and Contingencies”) of this report.

Fox River

In April 2006, the United States and the State of Wisconsin (plaintiffs) sued U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, and NCR Corporation (NCR), an unrelated company, to recover certain costs incurred for response activities undertaken regarding the release and threatened release of hazardous substances in specific areas of elevated concentrations of polychlorinated biphenyls (PCBs) in sediments in the Lower Fox River and Green Bay in northeastern Wisconsin (hereinafter the Site). Pursuant to a Consent Decree agreed to by NCR and U.S. Mills as a consequence of the litigation, the Site is to be cleaned up on an expedited basis and NCR and U.S. Mills started removing contaminated sediment in May 2007. The remediation involves removal of sediment from the riverbed, dewatering of the sediment and storage at an offsite landfill. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation, which through July 1, 2012, has totaled slightly more than $25 million. U.S. Mills’ environmental reserve at July 1, 2012, includes $3.2 million for its share of the estimated remaining costs under the funding agreement for the remediation of the Site. The actual costs associated with cleanup of the Site, however, are dependent upon many factors and it is possible that remediation costs could be higher or lower than the current estimate of project costs. Under the terms of the agreement, the parties reserved their rights to make claims against each other, as well as third parties, to reallocate the costs of remediating the Site. Accordingly, the Company’s ultimate share of the liability for remediating the Site could be greater or less than 50% of the total cost.

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

As of July 1, 2012, U.S. Mills’ environmental reserve for potential liabilities associated with the remediation of OUs 2 -5 (not including amounts accrued for remediation of the Site) totaled $52.7 million. Because of the continuing uncertainties in the estimated costs of remediation and continuing uncertainties surrounding U.S. Mills’ allocable share, including a potentially favorable resolution, it is impossible to state with any degree of certainty that any estimate is a better estimate than the amount recorded. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional pretax exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $89 million at July 1, 2012.

Other Legal Matters

On July 7, 2008, the Company was served with a complaint filed in the United States District Court for South Carolina by the City of Ann Arbor Employees’ Retirement System, individually and on behalf of others similarly situated (no. 4:08-cv-02348-TLW-KDW). The suit is a class action on behalf of those who purchased the Company’s common stock between February 7, 2007 and September 18, 2007, except officers and directors of the Company. The complaint, as amended, alleges that the Company issued press releases and made public statements during the class period that were materially false and misleading. The complaint also names certain Company officers as defendants and seeks an unspecified amount of damages plus interest and attorneys’ fees. On April 26, 2012, the parties filed with the court a stipulation of settlement, which, if finally approved by the court and subject to the conditions contained therein, will end the litigation and provide a settlement fund, to be funded entirely by insurance, to make payments to the authorized claimants as therein provided.

SONOCO PRODUCTS COMPANY

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs[2]
4/02/12 – 5/06/12	536	$ 33.26	—	5,000,000
5/07/12 – 6/03/12	257	$ 32.31	—	5,000,000
6/04/12 – 7/01/12	—	—	—	5,000,000
Total	793	$ 32.95	—	5,000,000

[1]

A total of 793 common shares were repurchased in the second quarter of 2012 related to shares withheld to satisfy employee tax withholding obligations in association with the exercise of certain share-based compensation awards. These shares were not repurchased as part of a publicly announced plan or program.

[2]

On April 19, 2006, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. This authorization rescinded all previous existing authorizations and does not have a specific expiration date. From December 2010 through March 2011, a total of 2,000,000 shares were repurchased under this program. On April 20, 2011, the Company’s Board of Directors reinstated 2,000,000 shares to its authorization, returning the total number of shares available for future repurchase to 5,000,000 as of that date. No shares were repurchased under this authorization subsequent to this reinstatement; accordingly, a total of 5,000,000 shares remained available for repurchase at July 1, 2012.

Item 6.	Exhibits.

3-2.	Sonoco Products Company Bylaws (revised solely to correct references in Article IX to article numbers in the Articles of Incorporation)
10.	Sonoco Products Company 2012 Long-Term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 18, 2012)
15.	Letter re: unaudited interim financial information
31.	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)
32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)
101.	The following materials from Sonoco Products Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 1, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the three and six months ended July 1, 2012 and July 3, 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 1, 2012 and July 3, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2012 and July 3, 2011, and (v) Notes to Condensed Consolidated Financial Statements.

SONOCO PRODUCTS COMPANY

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date: August 1, 2012	By: /s/ Barry L. Saunders
Barry L. Saunders
Vice President and Chief Financial Officer
(principal financial officer)

SONOCO PRODUCTS COMPANY

EXHIBIT INDEX

Exhibit
Number	Description

3-2	Sonoco Products Company Bylaws (revised solely to correct references in Article IX to article numbers in the Articles of Incorporation)
10	Sonoco Products Company 2012 Long-Term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 18, 2012)
15	Letter re: unaudited interim financial information
31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)
101	The following materials from Sonoco Products Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 1, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the three and six months ended July 1, 2012 and July 3, 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 1, 2012 and July 3, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2012 and July 3, 2011, and (v) Notes to Condensed Consolidated Financial Statements.