Form 10-Q
period 2012-09-30
SONOCO PRODUCTS CO
filed 2012-11-01
CIK 91767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Yes                         No         X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at October 19, 2012:

Common stock, no par value: 100,740,994

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SONOCO PRODUCTS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars and shares in thousands)

	September 30, 2012	December 31, 2011*
Assets
Current Assets
Cash and cash equivalents	$201,143	$175,523
Trade accounts receivable, net of allowances	673,629	606,785
Other receivables	37,361	43,378
Inventories:
Finished and in process	166,943	157,891
Materials and supplies	228,012	237,431
Prepaid expenses	47,447	65,227
Deferred income taxes	24,576	26,806

	1,379,111	1,313,041
Property, Plant and Equipment, Net	1,034,889	1,013,622
Goodwill	1,110,994	1,105,000
Other Intangible Assets, Net	284,085	304,600
Long-term Deferred Income Taxes	79,129	86,160
Other Assets	168,094	170,835

Total Assets	$4,056,302	$3,993,258

Liabilities and Equity
Current Liabilities
Payable to suppliers	$463,705	$436,732
Accrued expenses and other	354,736	347,622
Notes payable and current portion of long-term debt	32,368	53,666
Accrued taxes	9,262	5,551

	860,071	843,571
Long-term Debt, Net of Current Portion	1,204,105	1,232,966
Pension and Other Postretirement Benefits	386,827	420,048
Deferred Income Taxes	15,402	16,794
Other Liabilities	54,115	54,471
Commitments and Contingencies
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares
100,699 and 100,211 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	7,175	7,175
Capital in excess of stated value	440,654	427,484
Accumulated other comprehensive loss	(426,118)	(460,299)
Retained earnings	1,499,976	1,437,435

Total Sonoco Shareholders’ Equity	1,521,687	1,411,795
Noncontrolling Interests	14,095	13,613

Total Equity	1,535,782	1,425,408

Total Liabilities and Equity	$4,056,302	$3,993,258

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Dollars and shares in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net sales	$1,195,530	$1,124,171	$3,610,259	$3,369,359
Cost of sales	989,301	937,431	2,970,627	2,797,320

Gross profit	206,229	186,740	639,632	572,039
Selling, general and administrative expenses	110,330	89,924	351,690	291,495
Restructuring/Asset impairment charges	(444)	12,048	24,164	23,943

Income before interest and income taxes	96,343	84,768	263,778	256,601
Interest expense	15,908	9,287	48,379	27,996
Interest income	1,056	953	2,858	2,751

Income before income taxes	81,491	76,434	218,257	231,356
Provision for income taxes	25,399	2,344	73,201	51,303

Income before equity in earnings of affiliates	56,092	74,090	145,056	180,053
Equity in earnings of affiliates, net of tax	2,937	3,083	8,236	8,463

Net income	$59,029	$77,173	$153,292	$188,516

Net loss/(income) attributable to noncontrolling interests	$(193)	$30	$(65)	$(514)

Net income attributable to Sonoco	$58,836	$77,203	$153,227	$188,002

Weighted average common shares outstanding:
Basic	101,892	101,004	101,745	101,027

Diluted	102,544	101,959	102,548	102,200

Per common share:
Net income attributable to Sonoco:
Basic	$0.58	$0.76	$1.51	$1.86

Diluted	$0.57	$0.76	$1.49	$1.84

Cash dividends	$0.30	$0.29	$0.89	$0.86

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net income	$59,029	$77,173	$153,292	$188,516

Other comprehensive income/(loss):
Foreign currency translation adjustments	38,718	(93,885)	20,909	(36,252)
Changes in defined benefit plans, net of tax	(1,660)	(7,998)	8,287	(2,612)
Changes in derivative financial instruments, net of tax	3,274	(2,222)	4,985	1,495

Comprehensive income/(loss)	99,361	(26,932)	187,473	151,147

Comprehensive (income)/loss attributable to noncontrolling interests	(193)	30	(65)	(514)

Comprehensive income/(loss) attributable to Sonoco	$99,168	$(26,902)	$187,408	$150,633

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30, 2012	October 2, 2011
Cash Flows from Operating Activities:
Net income	$153,292	$188,516
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	5,876	9,005
Depreciation, depletion and amortization	149,159	131,611
Share-based compensation expense	6,472	10,039
Equity in earnings of affiliates	(8,236)	(8,463)
Cash dividends from affiliated companies	5,870	2,990
(Gain) loss on disposition of assets	(4,390)	258
Pension and postretirement plan expense	39,806	26,879
Pension and postretirement plan contributions	(64,080)	(123,691)
Tax effect of share-based compensation exercises	4,103	4,614
Excess tax benefit of share-based compensation	(1,867)	(3,248)
Net decrease in deferred taxes	(1,487)	(7,524)
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Trade accounts receivable	(56,641)	(96,426)
Inventories	3,246	(31,311)
Payable to suppliers	25,565	24,595
Prepaid expenses	(3,558)	(5,689)
Accrued expenses	10,062	3,422
Income taxes payable and other income tax items	22,366	7,997
Fox River environmental reserves	(1,320)	(1,379)
Other assets and liabilities	12,285	(287)

Net cash provided by operating activities	296,523	131,908

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(158,213)	(124,486)
Cost of acquisitions, exclusive of cash	(503)	(10,918)
Proceeds from the sale of assets	16,096	9,796

Net cash used in investing activities	(142,620)	(125,608)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	5,678	11,560
Principal repayment of debt	(38,771)	(9,620)
Net (decrease) increase in commercial paper	(17,000)	113,000
Net change in overdrafts	469	(7,188)
Excess tax benefit of share-based compensation	1,867	3,248
Cash dividends	(89,537)	(85,955)
Purchase of noncontrolling interest	-	(5,718)
Shares acquired	(3,437)	(48,444)
Shares issued	7,153	16,146

Net cash used in financing activities	(133,578)	(12,971)

Effects of Exchange Rate Changes on Cash	5,295	(5,289)

Net Increase (Decrease) in Cash and Cash Equivalents	25,620	(11,960)
Cash and cash equivalents at beginning of period	175,523	158,249

Cash and cash equivalents at end of period	$201,143	$146,289

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

Note 1:	Basis of Interim Presentation

In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

With respect to the unaudited condensed consolidated financial information of the Company for the three- and nine-month periods ended September 30, 2012 and October 2, 2011 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 1, 2012 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Note 2:	Shareholders’ Equity

Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Numerator:
Net income attributable to Sonoco	$58,836	$77,203	$153,227	$188,002

Denominator:
Weighted average common shares outstanding:
Basic	101,892,000	101,004,000	101,745,000	101,027,000
Dilutive effect of stock-based compensation	652,000	955,000	803,000	1,173,000

Diluted	102,544,000	101,959,000	102,548,000	102,200,000

Reported net income attributable to Sonoco per common share:
Basic	$0.58	$0.76	$1.51	$1.86

Diluted	$0.57	$0.76	$1.49	$1.84

Stock options and stock appreciation rights covering 2,453,745 and 2,462,878 shares, respectively, were not dilutive during the three and nine-month periods ended September 30, 2012, and are therefore excluded from the computations of diluted income attributable to Sonoco per common share. The comparable figures for the three and nine-month periods ended October 2, 2011 were 1,753,351 and 1,379,167 shares, respectively. No adjustments were made to reported net income attributable to Sonoco in the computations of earnings per share.

Stock Repurchases

The Company’s Board of Directors has authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. No shares were purchased under this authorization during the first nine months of 2012; accordingly, at September 30, 2012, a total of 5,000,000 shares remain available for repurchase.

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

The Company frequently repurchases shares of its common stock to satisfy employee tax withholding obligations in association with the exercise of certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 103,209 shares in the first nine months of 2012 at a cost of $3,437, and 62,569 shares in the first nine months of 2011 at a cost of $2,146.

Dividend Declarations

On July 18, 2012, the Board of Directors declared a regular quarterly dividend of $0.30 per share. This dividend was paid on September 10, 2012 to all shareholders of record as of August 17, 2012.

On October 15, 2012, the Board of Directors declared a regular quarterly dividend of $0.30 per share. This dividend is payable December 10, 2012 to all shareholders of record as of November 16, 2012.

Note 3:	Acquisitions

On November 8, 2011, the Company completed the acquisition of Tegrant Holding Corporation (“Tegrant”), a leading provider of highly engineered protective, temperature-assured and retail security packaging solutions. The cost of the Tegrant acquisition was $550,000 in cash paid at the time of the purchase plus an additional $503 paid in February 2012 for changes in working capital levels to the date of the closing. As the acquisition was completed near the end of the year, the allocation of the purchase price reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, was based on provisional estimates of the fair value of the tangible and intangible assets acquired and liabilities assumed. During the first nine months of 2012, the Company substantially finalized its valuations of the acquired assets and liabilities based on information obtained about facts and circumstances that existed as of the acquisition date. As a result, adjustments were made to the provisional fair values that reduced property, plant and equipment by $(6,669), increased goodwill by $1,316, increased other intangible assets (customer lists) by $4,900, increased long-term deferred income tax assets by $7,291, increased trade accounts receivable by $750, decreased inventories by $(500), and increased accrued expenses by $7,088. The amounts shown in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2011, have been adjusted to reflect these changes. The impact of the changes on the Company’s fiscal 2011 and 2012 results of operations was insignificant; accordingly, previously reported results have not been changed. The Company is finalizing the assessment of the valuation of certain assets and liabilities and will complete the valuation of all remaining assets and liabilities within 12 months from the date of the acquisition. Further adjustments, if any, are expected to be insignificant.

Note 4:	Restructuring and Asset Impairment

The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2012 and 2011 are reported as “2012 Actions” and “2011 Actions,” respectively. Actions initiated prior to 2011, all of which were substantially complete at September 30, 2012, are reported as “2010 and Earlier Actions.”

Following are the total restructuring and asset impairment charges/(credits), net of adjustments, recognized by the Company during the periods presented:

	2012		2011
	Third Quarter	Nine Months	Third Quarter	Nine Months
Restructuring/Asset impairment:
2012 Actions	$2,014	$19,116	$—	$—
2011 Actions	(2,036)	5,244	11,660	22,297
2010 and Earlier Actions	(422)	(196)	388	1,646

Restructuring/Asset impairment(credits)/charges	$(444)	$24,164	$12,048	$23,943
Income tax benefit	(126)	(5,912)	(4,831)	(8,470)
Equity method investments, net of tax	—	22	—	17
Costs attributable to Noncontrolling Interests, net of tax	31	104	78	148

Total impact of Restructuring/Asset impairment (credits)/charges, net of tax	$(539)	$18,378	$7,295	$15,638

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

Restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Condensed Consolidated Statements of Income.

The Company expects to recognize future additional charges totaling approximately $7,500 in connection with previously announced restructuring actions and believes that the majority of these charges will be incurred and paid by the end of 2012. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions may be undertaken.

2012 Actions

During 2012, the Company announced the planned closures of a paper mill in Germany (part of the Paper and Industrial Converted Products segment) and a paperboard based protective packaging operation in the United States (part of the Protective Packaging segment). In addition, the Company continued its manufacturing rationalization efforts in its blow-molding businesses (part of the Consumer Packaging segment), including the planned closure of a facility in Canada, and realigned its cost structure resulting in the elimination of approximately 100 positions.

Below is a summary of 2012 Actions and related expenses by type incurred and estimated to be incurred through completion.

2012 Actions	Third Quarter	Total Incurred to Date	Estimated Total Cost
Severance and Termination Benefits
Paper and Industrial Converted Products	$541	$8,146	$8,646
Consumer Packaging	407	1,509	1,659
Packaging Services	—	285	285
Protective Packaging	101	1,464	1,464
Asset Impairment / Disposal of Assets
Paper and Industrial Converted Products	(18)	2,233	2,233
Consumer Packaging	175	3,470	3,470
Protective Packaging	—	161	161
Other Costs
Paper and Industrial Converted Products	319	836	1,036
Consumer Packaging	263	588	1,088
Packaging Services	11	11	11
Protective Packaging	215	413	563

Total Charges and Adjustments	$2,014	$19,116	$20,616

The following table sets forth the activity in the 2012 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2012 Actions Accrual Activity 2012 Year to Date	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability at December 31, 2011	$—	$—	$—	$—
2012 charges	11,404	5,864	1,848	19,116
Cash payments	(7,509)	—	(1,696)	(9,205)
Asset write downs/disposals	—	(5,864)	—	(5,864)
Foreign currency translation	(117)	—	(10)	(127)

Liability at September 30, 2012	$3,778	$—	$142	$3,920

“Other costs” consist primarily of costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance. The Company expects to pay the majority of the remaining 2012 Actions restructuring costs by the end of 2012 using cash generated from operations.

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

Below is a summary of 2011 Actions and related expenses by type incurred and estimated to be incurred through completion.

	2012		2011		Total
2011 Actions	Third Quarter	Nine Months	Third Quarter	Nine Months	Incurred to Date	Estimated Total Cost
Severance and Termination Benefits
Paper and Industrial Converted Products	$162	$238	$5,770	$6,192	$9,366	$9,966
Consumer Packaging	63	3,201	2,089	4,818	10,215	10,215
Packaging Services	72	364	—	212	1,209	1,209
Protective Packaging	—	109	86	86	1,218	1,218
Asset Impairment / Disposal of Assets
Paper and Industrial Converted Products	—	33	195	(91)	194	194
Consumer Packaging	(4,409)	(3,833)	—	6,868	6,379	6,379
Packaging Services	(114)	(896)	3,300	3,300	2,590	2,590
Protective Packaging	—	—	—	—	65	65
Other Costs
Paper and Industrial Converted Products	327	1,134	90	90	1,481	3,381
Consumer Packaging	1,231	3,772	72	668	5,177	7,577
Packaging Services	270	572	58	154	1,005	1,205
Protective Packaging	362	550	—	1	1,130	1,330

Total Charges and Adjustments	$(2,036)	$5,244	$11,660	$22,297	$40,029	$45,329

The following table sets forth the activity in the 2011 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2011 Actions Accrual Activity 2012 Year to Date	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability at December 31, 2011	$10,320	$—	$80	$10,400
2012 charges	3,970	712	6,028	10,710
Adjustments	(58)	(5,408)	—	(5,466)
Cash receipts/(payments)	(11,731)	8,686	(6,108)	(9,153)
Asset write downs/disposals	—	(3,990)	—	(3,990)
Foreign currency translation	21	—	—	21

Liability at September 30, 2012	$2,522	$—	$—	$2,522

In September 2012, the Company completed the sale of the land and building associated with a former flexible packaging facility in Canada. The majority of the activity in “Asset Impairment/Disposal of Assets” in the table above relates to the gain on this sale. “Other costs” consist primarily of lease termination costs and costs related to plant closures including the cost of equipment removal, utilities, plant security, property taxes and insurance.

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

The Company expects to pay the majority of the remaining 2011 Actions restructuring costs by the end of 2012 using cash generated from operations.

2010 and Earlier Actions

2010 and Earlier Actions are comprised of a number of plant closures and workforce reductions initiated prior to 2011. Net cash receipts during the nine months ended September 30, 2012 were $3,956, which included proceeds of $5,648 from the sale of the land and buildings associated with a previously closed paper mill in Canada. Net charges/(income) and adjustments totaled $(422) during the three-month period ended September 30, 2012. This included a gain of $(1,200) on the previously mentioned sale partially offset by $778 of ongoing costs related to building lease terminations and plant closures, including the cost of equipment removal, utilities, plant security, property taxes and insurance. The Company expects to recognize future pretax charges of approximately $700 associated with 2010 and Earlier Actions.

Below is a summary of expenses/(income) incurred by segment for 2010 and Earlier Actions for the three- and nine-month periods ended September 30, 2012 and October 2, 2011.

	2012		2011
2010 and Earlier Actions	Third Quarter	Nine Months	Third Quarter	Nine Months
Paper and Industrial Converted Products	$(432)	$(224)	$342	$1,209
Consumer Packaging	10	28	41	623
Packaging Services	—	—	(2)	(189)
Corporate	—	—	7	3

Total Charges and Adjustments	$(422)	$(196)	$388	$1,646

The accrual for 2010 and Earlier Actions totaled $3,359 and $4,039 at September 30, 2012 and December 31, 2011, respectively, and is included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. The accrual relates primarily to a pension withdrawal liability associated with a former paper mill in the United States and building lease terminations. The Company expects for the majority of both the liability and the future costs associated with 2010 and Earlier Actions to be paid by the end of 2013 using cash generated from operations.

Note 5:	Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable, for the nine months ended September 30, 2012:

	Foreign Currency Translation Adjustments	Defined Benefit Plans	Derivative Financial Instruments	Accumulated Other Comprehensive Loss

Balance at December 31, 2011	$(21,277)	$(430,835)	$(8,187)	$(460,299)
Year-to-date change	20,909	8,287	4,985	34,181

Balance at September 30, 2012	$(368)	$(422,548)	$(3,202)	$(426,118)

At September 30, 2012, the Company had commodity and foreign currency contracts outstanding to fix the costs of certain anticipated raw materials and energy purchases. These contracts, which have maturities ranging from September 2012 to December 2014, qualify as cash flow hedges under U.S. GAAP. The amounts included in accumulated other comprehensive loss related to these cash flow hedges were an unfavorable position of $5,355 ($3,202 after tax) at September 30, 2012, and an unfavorable position of $13,211 ($8,187 after tax) at December 31, 2011.

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

The cumulative tax benefit on Derivative Financial Instruments was $2,153 at September 30, 2012, and $5,024 at December 31, 2011. During the three- and nine-month periods ended September 30, 2012, the tax benefit on Derivative Financial Instruments decreased by $(1,905) and $(2,871), respectively.

The cumulative tax benefit on Defined Benefit Plans was $251,078 at September 30, 2012, and $255,466 at December 31, 2011. During the three- and nine-month periods ended September 30, 2012, the tax benefit on Defined Benefit Plans increased by $1,370 and decreased by $(4,388), respectively.

Current period foreign currency translation adjustments of $416 and $(236) are included in noncontrolling interests at September 30, 2012 and October 2, 2011, respectively.

Note 6:	Goodwill

A summary of the changes in goodwill for the nine months ended September 30, 2012 is as follows:

	Consumer Packaging Segment	Paper and Industrial Converted Products Segment	Packaging Services Segment	Protective Packaging Segment	Total

Goodwill at December 31, 2011	$424,062	$252,476	$158,023	$270,439	$1,105,000
Foreign currency translation	5,486	527	—	(19)	5,994

Goodwill at September 30, 2012	$429,548	$253,003	$158,023	$270,420	$1,110,994

The Company completed its most recent annual goodwill impairment testing during the third quarter of 2012. For testing purposes, the Company performed an assessment of each reporting unit by considering certain qualitative and quantitative factors. Qualitative factors included the macroeconomic environment, Company stock price and market capitalization movement, business strategy changes, and significant customer wins and losses. Quantitative factors included the amount by which the estimated fair value exceeded its current carrying value, current year operating performance as compared to prior projections, and implied fair values from comparable trading and transaction multiples. As a result of its qualitative and quantitative assessments, the Company concluded that there was no impairment of goodwill for any of its reporting units.

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

Although no reporting units failed the qualitative or quantitative assessments noted above, in management’s opinion, the reporting units with significant goodwill having the greatest risk of future impairment if actual results in the future are not as expected are Plastics – Blowmolding and Rigid Paper – Europe. Total goodwill associated with these reporting units was approximately $131,000 and $10,000, respectively, at September 30, 2012. Although goodwill of the Packaging Services reporting unit is not currently at risk for impairment, a large portion of sales in this unit is concentrated in one customer and will be up for negotiation over the next few years. Management expects to retain this business; however, if a significant amount is lost and not replaced, it is possible that a goodwill impairment charge may be incurred. Total goodwill associated with this reporting unit was approximately $158,000 at September 30, 2012.

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

There were no triggering events during the three- or nine-month periods ended September 30, 2012.

Other Intangible Assets

A summary of other intangible assets as of September 30, 2012 and December 31, 2011 is as follows:

	September 30, 2012	December 31, 2011
Other Intangible Assets, gross
Patents	$2,224	$2,222
Customer lists	344,832	343,564
Trade names	21,188	21,175
Proprietary technology	17,831	17,818
Land use rights	351	360
Other	4,947	4,925
Other Intangible Assets, gross	$391,373	$390,064
Accumulated Amortization	$(107,288)	$(85,464)
Other Intangible Assets, net	$284,085	$304,600

Other intangible assets are amortized on a straight-line basis over their respective useful lives, which generally range from three to forty years. The Company has no intangibles with indefinite lives. Aggregate amortization expense was $6,945 and $3,568 for the three months ended September 30, 2012 and October 2, 2011, respectively, and $21,122 and $10,919 for the nine months ended September 30, 2012 and October 2, 2011, respectively. Amortization expense on other intangible assets is expected to approximate $28,400 in 2012, $28,300 in 2013, $27,900 in 2014, $26,400 in 2015 and $26,100 in 2016.

Note 7:	Financial Instruments and Derivatives

The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$1,204,105	$1,338,421	$1,232,966	$1,282,727

The carrying value of cash and cash equivalents, short-term debt and long-term variable-rate debt approximates fair value. The fair value of long-term debt is determined based on trade information in the financial markets of the Company’s public debt and is considered a Level 2 fair value instrument.

Cash Flow Hedges

At September 30, 2012 and December 31, 2011, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. To the extent considered effective, the changes in fair value of these contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which the hedged item impacts earnings.

Commodity Cash Flow Hedges

The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas, aluminum and old corrugated containers. At September 30, 2012, natural gas swaps covering approximately 8.7 million MMBTUs were outstanding. These contracts represent approximately 83%, 73% and 38% of anticipated U.S. and Canadian usage for the remainder of 2012, 2013 and 2014, respectively. Additionally, the Company had swap contracts covering 3,911 metric tons of aluminum representing

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

approximately 63% of anticipated usage for the remainder of 2012 and 24% for 2013, and 14,625 short tons of old corrugated containers representing approximately 3% of anticipated usage for 2012. The fair values of the Company’s commodity cash flow hedges were in loss positions of $(6,373) and $(13,989) at September 30, 2012 and December 31, 2011, respectively. The amount of the loss included in accumulated other comprehensive loss at September 30, 2012, that is expected to be reclassified to the income statement during the next twelve months is $(4,562).

Foreign Currency Cash Flow Hedges

The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases forecast to occur in 2012. The net positions of these contracts at September 30, 2012 were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	3,846,580
Mexican peso	purchase	186,246
Canadian dollar	purchase	18,745
Euro	purchase	3,413
Turkish lira	purchase	2,178
British pound	purchase	1,663
Polish zloty	purchase	1,153
New Zealand dollar	sell	(459)
Australian dollar	sell	(678)
Russian ruble	sell	(2,443)

The fair value of these foreign currency cash flow hedges was $1,061 and $608 at September 30, 2012 and December 31, 2011, respectively. During the first nine months of 2012, certain foreign currency cash flow hedges related to construction in progress were settled as the related capital expenditures were made. A loss of $(9) and a loss of $(26) were reclassified from accumulated other comprehensive loss and netted against the carrying value of assets during the three- and nine-month periods ending September 30, 2012, respectively. The amount of the gain included in accumulated other comprehensive loss at September 30, 2012 expected to be reclassified to the income statement during the next twelve months is $904.

Other Derivatives

The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and existing foreign currency denominated receivables and payables. The Company does not apply hedge accounting treatment under ASC 815 for these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur. The net positions of these contracts at September 30, 2012 were as follows (in thousands):

Currency	Action	Quantity
Euro	purchase	19,395
Canadian dollar	purchase	5,438
British pound	purchase	517
Colombian peso	sell	(6,507,202)

The fair value of the Company’s other derivatives was $(438) and $(746) at September 30, 2012 and December 31, 2011, respectively.

The Company has determined all hedges to be highly effective and as a result no material ineffectiveness has been recorded.

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

The following table sets forth the location and fair values of the Company’s derivative instruments at September 30, 2012 and December 31, 2011:

Description	Balance Sheet Location	September 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$882	$—
Commodity Contracts	Other assets	$96	$—
Commodity Contracts	Accrued expenses and other	$(5,226)	$(10,234)
Commodity Contracts	Other liabilities	$(2,125)	$(3,755)
Foreign Exchange Contracts	Prepaid expenses	$1,525	$1,097
Foreign Exchange Contracts	Accrued expenses and other	$(464)	$(489)
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Prepaid expenses	$89	$2
Foreign Exchange Contracts	Accrued expenses and other	$(508)	$(748)
Foreign Exchange Contracts	Other liabilities	$(19)	$—

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the three months ended September 30, 2012 and October 2, 2011:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Three months ended September 30, 2012
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$1,252	Net sales	$512	Net sales	$ —
		Cost of sales	$744
Commodity Contracts	$2,247	Cost of sales	$(2,927)	Cost of sales	$ 94

Three months ended October 2, 2011

Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$(3,964)	Net sales	$(354)	Net sales	$ —
		Cost of sales	$(468)
Commodity Contracts	$(2,325)	Cost of sales	$(1,910)	Cost of sales	$ 40

Derivatives not designated as hedging instruments:		Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Three months ended September 30, 2012
Foreign Exchange Contracts		Cost of sales	$(466)
		Selling, general and administrative	$(9)
Three months ended October 2, 2011
Foreign Exchange Contracts		Cost of sales	$(1,551)
		Selling, general and administrative	$(187)

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the nine months ended September 30, 2012 and October 2, 2011:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Nine months ended September 30, 2012
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$2,683	Net sales	$306	Net sales	$ —
		Cost of sales	$2,048
Commodity Contracts	$(2,098)	Cost of sales	$(9,599)	Cost of sales	$ 94

Nine months ended October 2, 2011

Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$(672)	Net sales	$2,439	Net sales	$ 12
		Cost of sales	$(1,985)
Commodity Contracts	$(3,852)	Cost of sales	$(7,937)	Cost of sales	$ 152

Derivatives not designated as hedging instruments:	Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Nine months ended September 30, 2012
Foreign Exchange Contracts	Cost of sales	$278
	Selling, general and administrative	$30
Nine months ended October 2, 2011
Foreign Exchange Contracts	Cost of sales	$(283)
	Selling, general and administrative	$(169)

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

The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	September 30, 2012	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(6,373)	$—	$ (6,373)	$—
Foreign exchange contracts	1,061	—	1,061	—
Non-hedge derivatives, net:
Foreign exchange contracts	(438)	—	(438)	—
Deferred compensation plan assets	2,590	2,590	—	—

Description	December 31, 2011	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(13,989)	$—	$(13,989)	$—
Foreign exchange contracts	608	—	608	—
Non-hedge derivatives, net:
Foreign exchange contracts	(746)	—	(746)	—
Deferred compensation plan assets	2,279	2,279	—	—

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

The Company does not currently have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company’s financial assets or liabilities is measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the three- or nine-month periods ended September 30, 2012.

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

The components of net periodic benefit cost include the following:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Retirement Plans
Service cost	$6,391	$5,236	$17,804	$15,353
Interest cost	17,906	18,125	52,430	53,480
Expected return on plan assets	(20,890)	(20,977)	(62,889)	(63,359)
Amortization of net transition obligation	115	116	344	353
Amortization of prior service cost	139	144	308	215
Amortization of net actuarial loss	10,525	6,414	28,722	18,183

Net periodic benefit cost	$14,186	$9,058	$36,719	$24,225

Retiree Health and Life Insurance Plans
Service cost	$131	$164	$615	$766
Interest cost	154	342	841	1,193
Expected return on plan assets	(391)	(383)	(1,131)	(1,090)
Amortization of prior service credit	(1,619)	(1,998)	(4,872)	(5,940)
Amortization of net actuarial loss	(403)	2	(2)	699

Net periodic benefit income	$(2,128)	$(1,873)	$(4,549)	$(4,372)

The Company made contributions of $55,160 and $115,123 to its defined benefit retirement and retiree health and life insurance plans during the nine months ended September 30, 2012 and October 2, 2011, respectively. The Company anticipates that it will make additional contributions of approximately $8,200 to its defined benefit retirement and retiree health and life insurance plans in 2012.

Sonoco Investment and Retirement Plan (SIRP)

The Company recognized SIRP expense totaling $2,692 and $2,489 for the quarters ended September 30, 2012 and October 2, 2011, respectively, and $7,637 and $7,026 for the nine month periods ended September 30, 2012 and October 2, 2011, respectively. Contributions to the SIRP, funded annually in the first quarter, totaled $8,920 during the nine months ended September 30, 2012, and $8,568 during the nine months ended October 2, 2011. No additional SIRP contributions are expected during the remainder of 2012.

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

Note 10:	Income Taxes

The Company’s effective tax rate for the three-and nine-month periods ending September 30, 2012, was 31.2% and 33.5%, respectively, and its effective tax rate for the three and nine-month periods ending October 2, 2011 was 3.1% and 22.2%, respectively. The quarterly and year-to-date rates for both years varied from the U.S. statutory rate primarily due to the favorable effect of international operations that are subject to tax rates generally lower than the U.S. rate, the favorable effect of the manufacturer’s deduction, and contingencies recorded for uncertain tax positions. The quarterly and year-to-date rates for 2011 also varied from the U.S. statutory rate due to an $18,848 net benefit from deferred tax valuation allowance adjustments on foreign jurisdiction net operating losses. In addition, to a much lesser extent, the prior year’s rate reflected the positive impact of non-taxable life insurance proceeds and the net release of reserves for uncertain tax positions.

The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examination by tax authorities for years before 2009. With few exceptions, the Company is no longer subject to examination prior to 2007 with respect to U.S. state and local and non-U.S. income taxes.

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

During the nine months ended September 30, 2012, there have been no other newly issued nor newly applicable accounting pronouncements that have or are expected to have a significant impact on the Company’s financial statements.

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

FINANCIAL SEGMENT INFORMATION

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net sales:
Consumer Packaging	$475,946	$503,370	$1,448,750	$1,492,257
Paper and Industrial Converted Products	453,605	484,066	1,392,675	1,440,436
Packaging Services	124,561	112,939	347,267	362,310
Protective Packaging	141,418	23,796	421,567	74,356

Consolidated	$1,195,530	$1,124,171	$3,610,259	$3,369,359

Intersegment sales:
Consumer Packaging	$2,096	$1,769	$6,209	$3,964
Paper and Industrial Converted Products	23,126	26,341	73,779	79,845
Packaging Services	516	346	1,694	967
Protective Packaging	457	119	1,465	776

Consolidated	$26,195	$28,575	$83,147	$85,552

Income before interest and income taxes:
Operating Profit
Consumer Packaging	$43,829	$52,363	$136,661	$143,713
Paper and Industrial Converted Products	33,150	38,027	105,106	108,780
Packaging Services	5,098	4,807	13,969	20,020
Protective Packaging	10,645	3,362	29,303	10,025
Restructuring/Asset impairment charges	444	(12,048)	(24,164)	(23,943)
Other, net	3,177	(1,743)	2,903	(1,994)

Consolidated	$96,343	$84,768	$263,778	$256,601

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

Note 13:	Commitments and Contingencies

Pursuant to U.S. GAAP, accruals for estimated losses are recorded at the time information becomes available indicating that losses are probable and that the amounts are reasonably estimable.

Environmental Matters

The Company is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings. Some of these exposures, as discussed below, have the potential to be material.

During the fourth quarter of 2005, the U.S. Environmental Protection Agency (EPA) notified U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, that U.S. Mills and NCR Corporation (NCR), an unrelated party, would be jointly held responsible to undertake a program to remove and dispose of certain PCB-contaminated sediments at a particular site on the lower Fox River in Wisconsin (the “Site”) which is now labeled by the EPA as Phase 1. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation. The Company has expensed a total of $17,650 for its estimated share of the total cleanup cost of the Site, and through September 30, 2012, has spent a total of $14,467. The remaining accrual of $3,183 represents the Company’s best estimate of what it is likely to pay to complete the Site project. However, the actual costs associated with cleanup of the Site are dependent upon many factors and it is possible that remediation costs could be higher than the current estimate of project costs. The Company acquired U.S. Mills in 2001, and the alleged contamination predates the acquisition.

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

Since 2007, U.S. Mills has expensed a total of $60,825 for potential liabilities associated with the Fox River contamination (not including amounts expensed for remediation at the Site) and through September 30, 2012, has spent a total of $8,560, primarily on legal fees, leaving a reserve of $52,265 remaining at September 30,

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

2012 for potential liabilities associated with the Fox River contamination (not including amounts accrued for remediation at the Site). Because of the continuing uncertainties in the estimated costs of remediation and continuing uncertainties surrounding U.S. Mills’ allocable share, including a potentially favorable resolution, it is impossible to state with any reasonable degree of confidence that any estimate is a better estimate than the amount recorded. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $90,000 at September 30, 2012.

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

As of September 30, 2012 and December 31, 2011, the Company (and its subsidiaries) had accrued $76,944 and $78,590, respectively, related to environmental contingencies. Of these, a total of $55,448 and $56,768 relate to U.S. Mills and $18,743 and $18,846 relate to Tegrant at September 30, 2012 and December 31, 2011, respectively. These accruals are included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets. U.S. Mills recognized a $40,825 benefit in 2008 from settlements reached and proceeds received on certain insurance policies covering the Fox River contamination. U.S. Mills’ two remaining insurance carriers are in liquidation. It is possible that U.S. Mills may recover from these carriers a small portion of the costs it ultimately incurs. U.S. Mills may also be able to reallocate some of the costs it incurs among other parties. There can be no assurance that such claims for recovery or reallocation would be successful and no amounts have been recognized in the consolidated financial statements of the Company for such potential recovery or reallocation.

Other Legal Matters

The Company was named as a defendant in a class action by persons who bought Company stock between February 7, 2007 and September 18, 2007. The complaint, as amended, alleged that the Company issued press releases and made public statements during the class period that were materially false and misleading. The complaint was seeking an unspecified amount of damages plus interest and attorneys’ fees. On April 26, 2012, the parties filed with the court a stipulation of settlement, which subsequently has been approved by the court and, subject to the conditions contained therein, ends the litigation. The settlement was funded entirely by insurance.

In addition to those matters described above, the Company is subject to various other legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters could differ from management’s expectations, the Company does not believe the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company’s financial statements.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of Sonoco Products Company:

We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of September 30, 2012, and the related condensed consolidated statements of income and comprehensive income for the three and nine month periods ended September 30, 2012 and October 2, 2011 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2012 and October 2, 2011. These interim financial statements are the responsibility of the Company’s management.

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
November 1, 2012

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

SONOCO PRODUCTS COMPANY

COMPANY OVERVIEW

Sonoco is a leading provider of consumer packaging, industrial products, protective packaging and packaging supply chain services, with approximately 340 locations in 34 countries.

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

Third Quarter 2012 Compared with Third Quarter 2011

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

	For the three months ended September 30, 2012

Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other(1)	Base

Income before interest and income taxes	$96,343	$(444)	$(3,177)	$92,722
Interest expense, net	14,852	-	-	14,852

Income before income taxes	81,491	(444)	(3,177)	77,870
Provision for income taxes	25,399	126	(1,135)	24,390

Income before equity in earnings of affiliates	56,092	(570)	(2,042)	53,480
Equity in earnings of affiliates, net of tax	2,937	-	-	2,937

Net income	59,029	(570)	(2,042)	56,417
Net (income)/loss attributable to noncontrolling interests	(193)	31	-	(162)

Net income attributable to Sonoco	$58,836	$(539)	$(2,042)	$56,255

Per diluted common share	$0.57	$0.00	$(0.02)	$0.55

(1)	“Other” consists primarily of excess insurance settlement gains.

SONOCO PRODUCTS COMPANY

	For the three months ended October 2, 2011

Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other(2)	Base

Income before interest and income taxes	$84,768	$12,048	$1,743	$98,559
Interest expense, net	8,334	-	-	8,334

Income before income taxes	76,434	12,048	1,743	90,225
Provision for income taxes	2,344	4,831	19,093	26,268

Income before equity in earnings of affiliates	74,090	7,217	(17,350)	63,957
Equity in earnings of affiliates, net of tax	3,083	-	-	3,083

Net income	77,173	7,217	(17,350)	67,040
Net loss attributable to noncontrolling interests	30	78	-	108

Net income attributable to Sonoco	$77,203	$7,295	$(17,350)	$67,148

Per diluted common share	$0.76	$0.07	$(0.17)	$0.66

(2)	“Other” consists primarily of acquisition-related costs and reductions in tax expense from valuation allowance adjustments on deferred tax assets.

RESULTS OF OPERATIONS

The following discussion provides a review of results for the three months ended September 30, 2012 versus the three months ended October 2, 2011.

OVERVIEW

Net sales for the third quarter of 2012 were $1,195 million, compared with $1,124 million in the same period in 2011. This 6.3% increase was driven by $120 million in acquisition related sales, almost all of which is attributable to Tegrant, partially offset by lower sales prices in certain businesses and a negative impact from foreign currency translation. Tegrant was acquired November 8, 2011, and so is not included in the comparable prior year period.

Net income attributable to Sonoco for the third quarter of 2012 was $58.8 million compared to $77.2 million reported for the same period of 2011. Results for 2012 include a net after-tax benefit of $2.6 million representing gains from the sale of facilities and insurance recoveries totaling $6.4 million, after tax, partially offset by after-tax restructuring and other non-base charges of $3.8 million. Results for 2011 include $8.8 million of after-tax restructuring and acquisition charges and a net $18.8 million income tax benefit from valuation allowance adjustments on deferred tax assets. Third quarter 2012 base net income attributable to Sonoco (base earnings) was $56.3 million ($0.55 per diluted share) versus $67.1 million ($0.66 per diluted share) in 2011.

A combination of unfavorable changes in mix of business and higher costs had a negative impact on earnings in most of the Company’s businesses in the third quarter of 2012. In addition, a stronger dollar further reduced reported earnings compared to the prior year quarter. Absent the inclusion of Tegrant, overall base operating profits would have been down over 15%, as the impact of mix along with higher pension, labor, maintenance, and other costs, more than offset the benefits of positive price/cost and improved productivity. In Protective Packaging, operating profits in the legacy operations were down 10%; however, including the addition of Tegrant, operating profits for the segment as a whole more than tripled. Operating profits also increased modestly in Packaging Services, but were down significantly in Consumer Packaging and Paper and Industrial Converted Products.

SONOCO PRODUCTS COMPANY

OPERATING REVENUE

Net sales for the third quarter of 2012 were $1,195 million, compared to $1,124 million for the third quarter of 2011, an increase of 6.3%, or $71 million.

The components of the sales change were:

($ in millions)

Volume/mix	$10
Selling prices	(32)
Acquisitions/dispositions, net	120
Foreign currency translation and other, net	(27)

Total sales increase	$71

Acquisition-related sales gains were almost exclusively driven by Tegrant. The majority of the decline in sales due to selling prices occurred in the Company’s recycling and paper operations and was driven by lower recovered paper prices.

COSTS AND EXPENSES

Cost of sales was up $51.9 million from the prior year quarter; however, excluding the impact of acquisitions, cost of sales would have been down, in line with the decrease in sales absent acquisitions. Lower market pricing for recovered paper benefitted our industrial businesses, while Consumer Packaging benefitted from lower resin and film costs. Price/cost (the relationship of the change in sales prices to the change in costs of materials, energy and freight) was positive relative to the prior year, but the benefit was more than offset by higher pension, labor, maintenance and other costs.

Acquisitions were the primary driver of the $20.4 million year-over-year increase in third quarter selling, general and administrative (SG&A) costs. Excluding acquisitions, these costs would have been $4.1 million higher, driven primarily by higher pension expense and general inflation. In addition, last year’s third quarter included the benefit of $3 million of life insurance proceeds which were not repeated in the current year. Base earnings before interest and income taxes were 7.8% of sales compared to 8.8% in last year’s third quarter, due to the increase in SG&A costs and the impact of acquisitions.

This year’s third quarter reflects a net restructuring and restructuring-related asset benefit of $0.4 million related to gains on the sale of previously closed facilities, while last year’s quarter included charges totaling $12.0 million. Additional information regarding restructuring actions and impairments is provided in Note 4 to the Company’s Condensed Consolidated Financial Statements.

Net interest expense for the third quarter of 2012 increased to $14.9 million, compared with $8.3 million during the same period in 2011. The increase was due to higher debt levels as a result of the acquisition of Tegrant.

This year’s third quarter effective tax rate of 31.2% was higher than the 3.1% rate recorded in the third quarter of 2011. Last year’s quarter reflects an $18.8 million net benefit from deferred tax valuation adjustments on foreign jurisdiction net operating losses. In addition, to a much lesser extent, the prior year’s rate reflected the positive impact of non-taxable life insurance proceeds and the net release of reserves for uncertain tax positions. The effective tax rate on base earnings for the quarter increased to 31.3% from 29.1% last year. The quarter-over-quarter increase in the base rate reflects a decrease in non-taxable life insurance proceeds.

SONOCO PRODUCTS COMPANY

REPORTABLE SEGMENTS

The following table recaps net sales for the third quarter of 2012 and 2011 ($ in thousands):

	Three Months Ended
	Sept. 30, 2012	Oct. 2, 2011	% Change
Net sales:
Consumer Packaging	$475,946	$503,370	(5.4)%
Paper and Industrial Converted Products	453,605	484,066	(6.3)%
Packaging Services	124,561	112,939	10.3%
Protective Packaging	141,418	23,796	494.3%

Consolidated	$1,195,530	$1,124,171	6.3%

Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Three Months Ended
	Sept. 30, 2012	Oct. 2, 2011	% Change
Income before interest and income taxes:
Segment operating profit
Consumer Packaging	$43,829	$52,363	(16.3)%
Paper and Industrial Converted Products	33,150	38,027	(12.8)%
Packaging Services	5,098	4,807	6.1%
Protective Packaging	10,645	3,362	216.6%
Restructuring/Asset impairment charges	444	(12,048)
Other, net	3,177	(1,743)

Consolidated	$96,343	$84,768	13.7%

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the third quarter of 2012 and 2011 ($ in thousands):

	Three Months Ended
	Sept. 30, 2012	Oct. 2, 2011
Restructuring/Asset impairment charges:
Consumer Packaging	$(2,260)	$2,202
Paper and Industrial Converted Products	899	6,397
Packaging Services	239	3,356
Protective Packaging	678	86
Corporate	—	7

Total	$(444)	$12,048

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

SONOCO PRODUCTS COMPANY

This year’s third quarter segment sales of $476 million were 5.4% lower than the $503 million reported in the prior year’s quarter. Year-over-year sales were down due to lower volumes, primarily in the Company’s composite cans and closures operations, slightly lower sales prices, particularly in blow-molded plastics, and the unfavorable impact of foreign currency translation. Volume in the plastics businesses was down modestly, partially driven by reduced demand for dual-ovenable trays for the frozen food industry.

Segment operating profit was $43.8 million compared with $52.4 million in last year’s third quarter. Operating profits were lower in the quarter due to negative volume and mix and higher pension, labor and other expenses, which were partially offset by a positive price/cost relationship and productivity improvements.

Paper and Industrial Converted Products

The Paper and Industrial Converted Products segment includes the following products: high-performance paper and composite paperboard tubes and cores; fiber-based construction tubes and forms; wooden, metal and composite wire and cable reels and spools; and recycled paperboard, linerboard, corrugating medium, recovered paper and other recycled materials.

Third quarter 2012 sales for the segment were $454 million, compared with $484 million in the same period in 2011. The 6.3% year-over-year reduction in third quarter sales was primarily due to the negative impact of foreign currency translation and lower recovered paper prices. In North America, lower recovered paper prices led to lower selling prices in the Company’s recycling and paper operations. Increased recycling activity in North America and Europe, additional trade sales of paper in North America, and improvement in the Company’s reels business were partially offset by tube and core volume declines in most regions of the world.

Segment operating profit was $33.2 million in the third quarter compared to $38.0 million in the third quarter of 2011. Temporary operating problems experienced at several North American paperboard mills and the negative impact of exchange rates, higher pension, labor and other costs accounted for the majority of the year-over-year decline. The higher volume of trade sales of paper was offset by a lower volume of intercompany sales resulting in no significant increase in segment operating profit, while the additional recycling volume added very little to operating profit given the lower recovered paper prices. These negative factors were partially offset by modest productivity improvements and a favorable price/cost relationship. The paperboard mill operating problems noted above have been resolved and are not expected to negatively affect future operating profits.

Packaging Services

The Packaging Services segment includes the following products and services: designing, manufacturing, assembling, packing and distributing temporary, semipermanent and permanent point-of-purchase displays; supply chain management services, including contract packing, fulfillment and scalable service centers; and paper amenities, such as coasters and glass covers.

Third quarter 2012 sales for this segment were $124.6 million, compared with $112.9 million in the same period in 2011, as the segment experienced strong volume increases in point-of-purchase displays and contract packing. These volume gains were partially offset by negative impact of foreign exchange translation.

Operating profit improved 6.1% to $5.1 million from $4.8 million in last year’s quarter due primarily to higher volumes in international packaging fulfillment centers and productivity improvements. These improvements were partially offset by a negative change in mix and the unfavorable effect of foreign exchange translation.

Protective Packaging

The Protective Packaging segment includes the following products: custom-designed paperboard-based and expanded foam protective packaging; temperature-assurance packaging; and retail security packaging.

Third quarter 2012 segment sales increased to $141 million, compared with $24 million in 2011. This increase was due entirely to last year’s acquisition of Tegrant as sales in the Company’s legacy protective packaging operations were flat year-over-year as modest volume increases were offset by lower selling prices.

SONOCO PRODUCTS COMPANY

Segment operating profit increased to $10.6 million in the third quarter, compared to $3.4 million in the third quarter of 2011, primarily due to the acquisition of Tegrant. Operating profit from the Company’s legacy protective packaging operations decreased slightly as negative price/cost relationships were mostly offset by improvements in volume. Within Tegrant, operations largely performed in line with expectations except for retail packaging where customer churn and lower consumer demand in our served markets resulted in lower than expected sales and operating profit.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended October 2, 2011

RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES

The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures for each of the periods presented.

	For the nine months ended September 30, 2012

Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other(1)	Base

Income before interest and income taxes	$263,778	$24,164	$(2,903)	$285,039
Interest expense, net	45,521	-	-	45,521

Income before income taxes	218,257	24,164	(2,903)	239,518
Provision for income taxes	73,201	5,912	(1,037)	78,076

Income before equity in earnings of affiliates	145,056	18,252	(1,866)	161,442
Equity in earnings of affiliates, net of tax	8,236	22	-	8,258

Net income	153,292	18,274	(1,866)	169,700
Net (income)/loss attributable to noncontrolling interests	(65)	104	-	39

Net income attributable to Sonoco	$153,227	$18,378	$(1,866)	$169,739

Per diluted common share	$1.49	$0.18	$(0.02)	$1.65

(1)	“Other” consists primarily of excess insurance settlement gains.

	For the nine months ended October 2, 2011

Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other(2)	Base

Income before interest and income taxes	$256,601	$23,943	$1,994	$282,538
Interest expense, net	25,245	-	-	25,245

Income before income taxes	231,356	23,943	1,994	257,293
Provision for income taxes	51,303	8,470	19,178	78,951

Income before equity in earnings of affiliates	180,053	15,473	(17,184)	178,342
Equity in earnings of affiliates, net of tax	8,463	17	-	8,480

Net income	188,516	15,490	(17,184)	186,822
Net (income)/loss attributable to noncontrolling interests	(514)	148	-	(366)

Net income attributable to Sonoco	$188,002	$15,638	$(17,184)	$186,456

Per diluted common share	$1.84	$0.15	$(0.17)	$1.82

(2)	“Other” consists primarily of acquisition-related costs, excess insurance settlement gains, and reductions in tax expense from valuation allowance adjustments on deferred tax assets.

SONOCO PRODUCTS COMPANY

RESULTS OF OPERATIONS

The following discussion provides a review of results for the nine months ended September 30, 2012 versus the nine months ended October 2, 2011.

OVERVIEW

Net sales for the first nine months of 2012 were $3,610 million, compared with $3,369 million in the same period in 2011. This 7.2% increase was driven by $358 million in acquisition related sales, almost all of which is attributable to Tegrant, partially offset by lower sales prices and/or volume in certain businesses and a negative impact from foreign currency translation.

Net income attributable to Sonoco for the first nine months of 2012 was $153.2 million compared to $188.0 million reported for the same period of 2011. Current year earnings include $16.5 million of after-tax restructuring and other non-base charges, while 2011 results reflect a total net benefit from non-base items of $1.5 million, after-tax, including an $18.8 million net benefit from deferred tax valuation adjustments on foreign jurisdiction tax assets. Base net income attributable to Sonoco (base earnings) was $169.7 million ($1.65 per diluted share) for the first nine months 2012 versus $186.5 million ($1.82 per diluted share) in 2011.

Lower volume and unfavorable changes in mix had a negative impact on earnings in most of the Company’s businesses. Absent the impact of Tegrant, overall operating profits would have been down approximately 6%, as volume and mix, along with higher pension, labor and other costs, more than offset the benefits of positive price/cost and improved productivity. In Protective Packaging, operating profits in the legacy operations were up slightly, however, including Tegrant, they nearly tripled. Operating profits decreased modestly in Paper and Industrial Converted Products and Consumer Packaging, but were down 30% in Packaging Services.

OPERATING REVENUE

Net sales for the first nine months of 2012 were $3,610 million, compared to $3,369 million for the first nine months of 2011, an increase of $241 million.

The components of the sales change were:

($ in millions)

Volume/mix	$(15)
Selling prices	(22)
Acquisitions/dispositions, net	358
Foreign currency translation and other, net	(80)

Total sales increase	$241

Acquisition-related sales gains, which drove the overall increase in sales, were almost exclusively related to Tegrant. Sales prices were slightly lower for the Company overall as higher prices in the Consumer Packaging segment were more than offset by lower prices in the Company’s paper and recycling businesses where sales prices declined because of lower market prices for recovered paper, primarily old corrugated containers (OCC).

COSTS AND EXPENSES

Cost of sales was up $173.3 million from the prior year; however, cost of sales excluding the impact of acquisitions would have been down, in line with the decrease in sales absent acquisitions. Lower market pricing for recovered paper benefitted our industrial businesses, while Consumer Packaging was negatively impacted by generally higher resin, film and other costs. Price/cost was positive relative to the prior year, but was largely offset by higher pension, labor, maintenance and other costs.

Acquisitions were responsible for nearly all of the $60.2 million year-to-date increase in selling, general and administrative (SG&A) costs. Excluding acquisitions, SG&A costs would have been approximately 2% higher than the prior year period, driven primarily by higher pension expense and general inflation. Base earnings before interest and income taxes were 7.9% of sales compared to 8.4% last year.

SONOCO PRODUCTS COMPANY

Restructuring and restructuring-related asset impairment charges totaled $24.2 million and $23.9 million for the first nine months of 2012 and 2011, respectively. Additional information regarding restructuring actions and impairments is provided in Note 4 to the Company’s Condensed Consolidated Financial Statements.

Net interest expense for the first nine months of 2012 increased to $45.5 million, compared with $25.2 million during the same period in 2011. The increase was due to higher debt levels as a result of the acquisition of Tegrant.

The 2012 year-to-date effective tax rate of 33.5% was higher than the 22.2% rate recorded in the first nine months of 2011. This prior year’s rate reflects the $18.8 million net benefit from deferred tax valuation allowance adjustments on foreign jurisdiction net operating losses recorded in the third quarter along with the positive impact of non-taxable life insurance proceeds. The effective tax rate on base earnings increased to 32.6% in the first nine months of 2012 from 30.7% in the same period last year. The year-over-year increase in the base rate reflects a decrease in non-taxable life insurance proceeds.

REPORTABLE SEGMENTS

The following table recaps net sales for the first nine months of 2012 and 2011 ($ in thousands):

	Nine Months Ended
	Sept. 30, 2012	Oct. 2, 2011	% Change
Net sales:
Consumer Packaging	$1,448,750	$1,492,257	(2.9)%
Paper and Industrial Converted Products	1,392,675	1,440,436	(3.3)%
Packaging Services	347,267	362,310	(4.2)%
Protective Packaging	421,567	74,356	467.0%

Consolidated	$3,610,259	$3,369,359	7.1%

Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Nine Months Ended
	Sept. 30, 2012	Oct. 2, 2011	% Change
Income before interest and income taxes:
Segment operating profit
Consumer Packaging	$136,661	$143,713	(4.9)%
Paper and Industrial Converted Products	105,106	108,780	(3.4)%
Packaging Services	13,969	20,020	(30.2)%
Protective Packaging	29,303	10,025	192.3%
Restructuring/Asset impairment charges	(24,164)	(23,943)
Other, net	2,903	(1,994)

Consolidated	$263,778	$256,601	2.8%

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the first nine months of 2012 and 2011 ($ in thousands):

	Nine Months Ended
	Sept. 30, 2012	Oct. 2, 2011
Restructuring/Asset impairment charges:
Consumer Packaging	$8,735	$13,320
Paper and Industrial Converted Products	12,396	7,052
Packaging Services	336	3,478
Protective Packaging	2,697	86
Corporate	—	7

Total	$24,164	$23,943

SONOCO PRODUCTS COMPANY

Consumer Packaging

Year-to-date segment sales of $1,449 million were down slightly from the $1,492 million reported in the first nine months of 2011 due to lower volumes in the Company’s composite cans and closures operations, lower sales from the 2011 divestiture of the Company’s Brazilian injection molding plastics business, and the unfavorable impact of foreign currency translation. These negative factors were partially offset by higher selling prices. Volume of blow molded plastics was up notably, but was offset by lower market demand in the Company’s other plastics businesses, partially driven by reduced demand for dual-ovenable trays for the frozen food industry. The volume growth in blow molding was driven by the commercialization in mid 2011 of new products for the food market and stronger demand in the personal care market.

Segment operating profit in the first nine months of 2012 was $136.7 million compared with $143.7 million in the same period last year. Operating profits were lower year-to-date as lower volumes, negative changes in mix and higher pension, labor and other expenses were only partially offset by a positive price/cost relationship and productivity improvements.

Paper and Industrial Converted Products

Segment sales for the first nine months of 2012 were $1,393 million, compared with $1,440 million in the same period in 2011. The 3% year-over-year decrease was primarily due to lower selling prices and the negative impact of foreign currency translation. In North America, lower recovered paper prices led to lower selling prices in the Company’s recycling and paper operations. In addition, increased recycling activity in North America and Europe, additional trade sales of paper in North America, and improvement in the Company’s reels business were partially offset by tube and core volume declines in most regions of the world.

Segment operating profit was $105.1 million in the first nine months of 2012, compared to $108.8 million in the first nine months of 2011. The higher volume of trade sales of paper was offset by a lower volume of intercompany sales resulting in no significant increase in segment operating profit, while the additional recycling volume added very little to operating profit given the lower recovered paper prices. Negative tube and core volume and mix changes, higher pension, labor and other costs and an unfavorable impact from foreign exchange rates were partially offset by productivity improvements and a positive price/cost relationship.

Packaging Services

Segment sales for the first nine months of 2012 were $347 million, compared with $362 million in the same period in 2011. A continued increase in fulfillment activity globally was more than offset by lower year-over-year pack center revenue associated with last year’s loss of business with a major contract packaging customer and the negative impact of foreign currency translation.

Operating profit declined 30% to $14.0 million from $20.0 million last year due primarily to lower volumes associated with the lost contract packaging customer and the impact of exchange rates. This loss of business was partially offset by increased retail merchandising and fulfillment business and modest productivity improvements.

Protective Packaging

Segment sales for the first nine months of 2012 were $421.6 million, compared with $74.4 million in 2011. This increase was due entirely to last year’s acquisition of Tegrant, as sales in the Company’s legacy protective packaging operations were down slightly year-over-year.

Segment operating profit increased to $29.3 million in the first nine months of 2012, compared to $10.0 million in the first nine months of 2011, almost exclusively due to the acquisition of Tegrant. Operating profit from the Company’s legacy protective packaging operations was up slightly year-over-year as modest productivity gains were largely offset by a small decrease in volume and negative shifts in the business mix. Within Tegrant, operations largely performed in line with expectations except for retail packaging where customer churn and lower consumer demand in our served markets resulted in lower than expected sales and operating profit.

OTHER ITEMS

The Company completed its most recent annual goodwill impairment testing during the third quarter of 2012. For testing purposes, the Company performed an assessment of each reporting unit by considering certain qualitative and quantitative factors. Qualitative factors included the macroeconomic environment, Company stock price and market capitalization movement, business strategy changes, and significant customer wins and losses. Quantitative factors

SONOCO PRODUCTS COMPANY

included the amount the estimated fair value exceeded its current carrying value, current year operating performance as compared to prior projections, and implied fair values from comparable trading and transaction multiples. As a result of its qualitative and quantitative assessments, the Company concluded that there was no impairment of goodwill for any of its reporting units.

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

Although no reporting units failed the qualitative or quantitative assessments noted above, in management’s opinion, the reporting units with significant goodwill having the greatest risk of future impairment if actual results in the future are not as expected are Plastics – Blowmolding and Rigid Paper– Europe. Total goodwill associated with these reporting units was approximately $131 million and $10 million, respectively, at September 30, 2012.

Plastics – Blowmolding manufactures blow-molded plastic containers primarily for use in nonfood applications. This reporting unit is the result of the purchase of Matrix Packaging in May 2007 which was acquired to be a growth platform for the Company and to provide an avenue into the health and beauty market. Since that time, the Company has continued to invest significantly in the business, and current projections for this reporting unit reflect management’s expectations for revenue growth as well as improvements in operating margins. Sales growth is expected to be driven by new business from key nonfood customers, expansion into more food-based applications and collaboration with large-scale packaging service providers. Should the sales growth and margin improvements not materialize, a goodwill impairment charge may be incurred. Based on the valuation work performed for the current year test, the estimated fair value of Plastics – Blowmolding exceeded its carrying value by approximately 29%.

Rigid Paper – Europe manufactures round and shaped composite paperboard cans, single-wrap paperboard packages and fiber cartridges. Results in this unit declined substantially during the global recession, experiencing declines in both volume and profit margins. Recovery in this business following the global recession has not occurred as quickly as management previously anticipated due to on-going economic issues in the Eurozone and certain market opportunities that are evolving more slowly than expected. Although delayed, management expects a significant recovery in sales volume over the next several years and an improvement in profit margins due to price/cost, productivity gains and fixed cost leverage. However, should the projected improvements fall short of management’s expectations, a goodwill impairment charge may be incurred. In its evaluation of goodwill impairment, management estimated that the fair value of Rigid Paper – Europe exceeded its carrying value by approximately 80%.

Although goodwill of the Packaging Services reporting unit is not currently considered to be at risk of impairment, a large portion of sales in this unit is concentrated in a customer and will be up for renegotiation over the next few years. Management expects to retain this business; however, if a significant amount is lost and not replaced, it is possible that a goodwill impairment charge may be incurred. Total goodwill associated with this reporting unit was approximately $158 million at September 30, 2012. Based on the valuation work performed for the current year test, the estimated fair value of Packaging Services exceeded its carrying value by approximately 58%.

Holding the other valuation assumptions constant, Plastics – Blowmolding’s projected operating profits across all future periods would have to decline approximately 20% before the reporting unit’s carrying value is deemed to be in excess of its fair value. The corresponding percentages for Rigid Paper – Europe and Packaging Services are approximately 30% and 40%, respectively. The future operating performance of these units is dependent upon a number of variables which cannot be predicted with certainty.

SONOCO PRODUCTS COMPANY

Financial Position, Liquidity and Capital Resources

The Company’s financial position remained strong during the first nine months of 2012. Cash flows provided by operations totaled $296.5 million in the first nine months of 2012 and $131.9 million in the first nine months of 2011, an increase of $164.6 million. Lower pension and postretirement plan contributions accounted for approximately $59.6 million of the increase. Trade accounts receivable levels increased in both the nine month periods ending September 30, 2012 and October 2, 2011, reflecting higher levels of business activity; however, the magnitude of the increase was lower in 2012 resulting in a year-over-year improvement in operating cash flows of $39.8 million. Lower year-over-year market prices for OCC, one of the Company’s major raw materials, favorably affected cash provided by both trade accounts receivable and inventory. Inventories provided cash of $3.2 million in the first nine months of 2012 compared to using $31.3 million in the same period last year.

Cash used by investing activities was $142.6 million in the first nine months of 2012, compared with $125.6 million in the same period last year. The net change of $17.0 million reflects higher capital spending in the current year due largely to construction work on the new biomass boiler at the Company’s Hartsville manufacturing complex, partially offset by higher proceeds from the sale of assets, and lower acquisition spending. Capital spending is expected to be approximately $60 million during the remainder of 2012.

Cash used by financing activities totaled $133.6 million in the first nine months of 2012, compared with $13.0 million in the same period last year, an increased use of cash of $120.6 million. Outstanding debt was $1,236.5 million at September 30, 2012, reflecting net repayments of $50.1 million during the first nine months, while net borrowings actually increased $114.9 million during the same period last year. The Company repurchased approximately 1.3 million shares of its common stock under a repurchase program in the first nine months of 2011 at a cost of $46.3 million. No shares have been repurchased under this program in 2012. During the first nine months of 2012, the Company utilized cash to pay dividends of $89.5 million, an increase of $3.6 million over the same period last year.

On October 12, 2012, Sonoco took advantage of favorable market conditions to enter into a Third Amended and Restated Credit Agreement for a syndicated bank line of credit supporting its commercial paper program. The new $350 million agreement, which replaces the existing agreement of the same amount entered into October 18, 2010, has a new five-year maturity and includes a group of eight banks. The new agreement reflects substantially the same terms and conditions as the existing agreement. Outstanding commercial paper, a component of the Company’s long-term debt, totaled $10 million at September 30, 2012.

Under an Internal Revenue Service rule, U.S. corporations may borrow funds from foreign subsidiaries for up to 30 days without unfavorable tax consequences. The Company utilizes this rule from time to time to access offshore cash in lieu of issuing commercial paper. Amounts outstanding subject to this rule at September 30, 2012, and December 31, 2011, were $155 million and $145 million, respectively. These short-term lending arrangements were subsequently settled within the 30-day period, resulting in equivalent increases in commercial paper outstanding and cash on hand. Depending on its immediate offshore cash needs, the Company may choose to access such funds again in the future as allowed under the rule.

Cash and cash equivalents totaled $201.1 million and $175.5 million at September 30, 2012 and December 31, 2011, respectively. Of these totals, $176.5 million and $151.1 million, respectively, were held by foreign subsidiaries at September 30, 2012 and December 31, 2011. These balances are exclusive of the intercompany borrowings from foreign subsidiaries under short-term lending arrangements to the parent as disclosed in the preceding paragraph. Cash held outside of the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. Most of the amounts held outside of the United States could be repatriated, but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. As the Company enjoys ample domestic liquidity through a combination of operating cash flow generation and access to bank and capital markets borrowings, we consider the majority of our current cash balances to be indefinitely invested outside the United States and, accordingly, do not provide for U.S. federal tax liability on these amounts for financial reporting purposes. Repatriation could result in additional U.S. federal income tax payments. The Company utilizes a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations where it is needed.

SONOCO PRODUCTS COMPANY

Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires the Company to maintain a minimum level of interest coverage, and a minimum level of net worth, as defined. As of September 30, 2012, and throughout 2012, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.

The Company anticipates additional contributions to its pension and postretirement plans of approximately $8 million during the remainder of 2012, which would bring total contributions made during 2012 to approximately $72 million. Future funding requirements beyond 2012 will vary depending largely on actual investment returns, future actuarial assumptions, and recently enacted legislation.

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

At September 30, 2012, the Company had commodity contracts outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. The total net fair market value of these instruments was an unfavorable position of $6.4 million at September 30, 2012, and an unfavorable position of $14.0 million at December 31, 2011. Natural gas, aluminum contracts, and old corrugated containers contracts covering an equivalent of 8.7 million MMBTUs, 4,000 metric tons, and 15,000 short tons, respectively, were outstanding at September 30, 2012. Additionally, the Company had various currency contracts outstanding to fix the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments was a net favorable position of $1.3 million at September 30, 2012 compared with a net favorable position of $0.6 million at December 31, 2011. These contracts qualify as cash flow hedges and mature within twelve months of their respective reporting dates.

In addition, at September 30, 2012, the Company had various currency contracts outstanding to fix the exchange rate on certain foreign currency assets and liabilities. Although placed as an economic hedge, the Company does not apply hedge accounting to these contracts. The fair value of these currency contracts was a net unfavorable position $0.4 million at September 30, 2012 and a net unfavorable position of $0.7 million December 31, 2011.

At September 30, 2012, the U.S. dollar had weakened against most of the functional currencies of the Company’s foreign operations compared to December 31, 2011, resulting in a translation gain of $20.9 million being recorded in accumulated other comprehensive income during the nine months ended September 30, 2012.

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

Changes in Internal Controls

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in refinements to processes throughout the Company. However, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of September 30, 2012, management has excluded Tegrant Holding Corporation (Tegrant), acquired November 8, 2011. The Company is currently assessing Tegrant’s control environment and expects the evaluation to be completed by the first anniversary of the acquisition as required by the Securities and Exchange Commission’s rules. Tegrant’s total revenues for the nine month period ended September 30, 2012 represent approximately 9.7% of the Company’s consolidated revenue for the same period. Its excluded assets represent approximately 17.7% of the Company’s consolidated assets at September 30, 2012.

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

Fox River

In April 2006, the United States and the State of Wisconsin (plaintiffs) sued U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, and NCR Corporation (NCR), an unrelated company, to recover certain costs incurred for response activities undertaken regarding the release and threatened release of hazardous substances in specific areas of elevated concentrations of polychlorinated biphenyls (PCBs) in sediments in the Lower Fox River and Green Bay in northeastern Wisconsin (hereinafter the Site). Pursuant to a Consent Decree agreed to by NCR and U.S. Mills as a consequence of the litigation, the Site is to be cleaned up on an expedited basis and NCR and U.S. Mills started removing contaminated sediment in May 2007. The remediation involves removal of sediment from the riverbed, dewatering of the sediment and storage at an offsite landfill. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation, which through September 30, 2012, has totaled slightly more than $25 million. U.S. Mills’ environmental reserve at September 30, 2012, includes $3.2 million for its share of the estimated remaining costs under the funding agreement for the remediation of the Site. The actual costs associated with cleanup of the Site, however, are dependent upon many factors and it is possible that remediation costs could be higher or lower than the current estimate of project costs. Under the terms of the agreement, the parties reserved their rights to make claims against each other, as well as third parties, to reallocate the costs of remediating the Site. Accordingly, the Company’s ultimate share of the liability for remediating the Site could be greater or less than 50% of the total cost.

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

As of September 30, 2012, U.S. Mills’ environmental reserve for potential liabilities associated with the remediation of OUs 2 -5 (not including amounts accrued for remediation of the Site) totaled $52.3 million. Because of the continuing uncertainties in the estimated costs of remediation and continuing uncertainties surrounding U.S. Mills’ allocable share, including a potentially favorable resolution, it is impossible to state with any degree of confidence that any estimate is a better estimate than the amount recorded. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional pretax exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $90 million at September 30, 2012.

Other Legal Matters

On July 7, 2008, the Company was served with a complaint filed in the United States District Court for South Carolina by the City of Ann Arbor Employees’ Retirement System, individually and on behalf of others similarly situated (no. 4:08-cv-02348-TLW-KDW). The suit is a class action on behalf of those who purchased the Company’s common stock between February 7, 2007 and September 18, 2007, except officers and directors of the Company. The complaint, as amended, alleged that the Company issued press releases and made public statements during the class period that were materially false and misleading. The complaint also named certain Company officers as defendants and was seeking an unspecified amount of damages plus interest and attorneys’ fees. On April 26, 2012, the parties filed with the court a stipulation of settlement, which subsequently has been approved by the court and, subject to the conditions contained therein, ends the litigation. The settlement was funded entirely by insurance.

SONOCO PRODUCTS COMPANY

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs[2]
7/02/12 – 8/05/12	15	$ 30.29	—	5,000,000
8/06/12 – 9/02/12	230	$ 30.63	—	5,000,000
9/03/12 – 9/30/12	—	—	—	5,000,000
Total	245	$ 30.61	—	5,000,000

[1]

A total of 245 common shares were repurchased in the third quarter of 2012 related to shares withheld to satisfy employee tax withholding obligations in association with the exercise of certain share-based compensation awards. These shares were not repurchased as part of a publicly announced plan or program.

[2]

On April 19, 2006, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. This authorization rescinded all previous existing authorizations and does not have a specific expiration date. No shares were repurchased under this authorization during 2012. At September 30, 2012, a total of 5,000,000 shares remained available for repurchase.

Item 6.	Exhibits.

10.	Third Amended and Restated Credit Agreement, effective October 12, 2012
15.	Letter re: unaudited interim financial information
31.	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)
32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)
101.	The following materials from Sonoco Products Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 and October 2, 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and October 2, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and October 2, 2011, and (v) Notes to Condensed Consolidated Financial Statements.

SONOCO PRODUCTS COMPANY

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date: November 1, 2012	By: /s/ Barry L. Saunders
Barry L. Saunders
Vice President and Chief Financial Officer
(principal financial officer)

SONOCO PRODUCTS COMPANY

EXHIBIT INDEX

Exhibit
Number	Description

10	Third Amended and Restated Credit Agreement, effective October 12, 2012
15	Letter re: unaudited interim financial information
31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)
101	The following materials from Sonoco Products Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 and October 2, 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and October 2, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and October 2, 2011, and (v) Notes to Condensed Consolidated Financial Statements.