Form 10-K
period 2012-12-31
SONOCO PRODUCTS CO
filed 2013-03-01
CIK 91767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-11261

SONOCO PRODUCTS COMPANY

Incorporated under the laws of South Carolina	I.R.S. Employer Identification No. 57-0248420

1 N. Second St.

Hartsville, SC 29550

Telephone: 843/383-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
No par value common stock	New York Stock Exchange, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting common stock held by nonaffiliates of the registrant (based on the New York Stock Exchange closing price) on July 1, 2012, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $2,922,749,774. Registrant does not (and did not at July 1, 2012) have any non-voting common stock outstanding.

As of February 8, 2013, there were 101,004,010 shares of no par value common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the annual meeting of shareholders to be held on April 17, 2013, which statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference in Part III.

2	FORM 10-K SONOCO 2012 ANNUAL REPORT

SONOCO PRODUCTS COMPANY

Forward-looking statements

Statements included in this Annual Report on Form 10-K that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The words “estimate,” “project,” “intend,” “expect,” “believe,” “consider,” “plan,” “strategy,” “opportunity,” “target,” “anticipate,” “objective,” “goal,” “guidance,” “outlook,” “forecast,” “future,” “will,” “would,” “aspires” or the negative thereof, and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding offsetting high raw material costs; improved productivity and cost containment; adequacy of income tax provisions; refinancing of debt; realization of synergies resulting from acquisitions; adequacy of cash flows; anticipated amounts and uses of cash flows; effects of acquisitions and dispositions; adequacy of provisions for environmental liabilities; financial strategies and the results expected from them; sales growth; market leadership; continued payments of dividends; stock repurchases; producing improvements in earnings; financial results for future periods; goodwill impairment charges; expected amounts of capital spending; anticipated contributions to benefit plans; and creation of long-term value for shareholders. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, expectations, beliefs, plans, strategies and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, without limitation:

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

•  pricing pressures, demand for products and ability to maintain market share;

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

•  accuracy of assumptions underlying fair value measurements, accuracy of management’s assessments of fair value and fluctuations in fair value;

•  accuracy in valuation of deferred tax assets;

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

References to our website address

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

3

PART I

Item 1. Business

(A) General development of business –

The Company is a South Carolina corporation founded in Hartsville, South Carolina, in 1899 as the Southern Novelty Company. The name was subsequently changed to Sonoco Products Company (the “Company” or “Sonoco”). Sonoco is a manufacturer of industrial and consumer packaging products and a provider of packaging services, with 347 locations in 34 countries.

Information about the Company’s acquisitions, dispositions, joint ventures and restructuring activities is provided in Notes 3 and 4 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(B) Financial information about segments –

The Company reports its financial results in four reportable segments – Consumer Packaging, Paper and Industrial Converted Products, Display and Packaging, and Protective Solutions. Effective the fourth quarter of 2012, the Company changed the name of what had been called Packaging Services to Display and Packaging and what had been called Protective Packaging to Protective Solutions to better describe the segments’ business activities. Information about the Company’s reportable segments is provided in Note 16 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(C) Narrative description of business –

Products and Services – The following discussion outlines the principal products produced and services provided by the Company.

Consumer Packaging

The Consumer Packaging segment accounted for approximately 40%, 44% and 44% of the Company’s consolidated net sales in 2012, 2011 and 2010, respectively. The operations in this segment consist of 79 plants throughout the world. The products, services and markets of the Consumer Packaging segment are as follows:

Products and Services	Markets
Round composite cans, shaped rigid paperboard containers, fiber caulk/adhesive tubes, aluminum, steel and peelable membrane easy-open closures for composite and metal cans; plastic bottles, jars, jugs, cups and trays; printed flexible packaging, rotogravure cylinder engraving, global brand management	Snacks, nuts, cookies, crackers, hard-baked goods, desserts, candy, gum, frozen concentrate, powdered and liquid beverages, non-carbonated beverages, ready-to-drink products, powdered infant formula, coffee, refrigerated dough, frozen entrees, processed food, vegetables, fruit, seafood, poultry, soup, pasta, dairy, sauces, dips, fresh-cut produce, pet food, home and personal care, adhesives

Sonoco’s rigid packaging – paper-based products – is the Company’s second largest revenue-producing group of products and services, representing approximately 17%, 19% and 21% of consolidated net sales in 2012, 2011 and 2010, respectively.

Paper and Industrial Converted Products

The Paper and Industrial Converted Products segment accounted for approximately 38%, 42% and 42% of the Company’s consolidated net sales in 2012, 2011 and 2010, respectively. This segment serves its markets through 220 plants on five continents. Sonoco’s paper operations provide the primary raw material for the Company’s fiber-based packaging. Sonoco uses approximately 56% of the paper it manufactures, and the remainder is sold to third parties. This vertical integration strategy is supported by 20 paper mills with 30 paper machines and 49 recycling facilities throughout the world. In 2012, Sonoco had the capacity to manufacture approximately 1.8 million tons of recycled paperboard. The products, services and markets of the Paper and Industrial Converted Products segment are as follows:

Products and Services	Markets
Recycled paperboard, chipboard, tubeboard, lightweight corestock, boxboard, linerboard, corrugating medium, specialty grades; paperboard tubes and cores, concrete forms, pallets, molded plugs, reels; collection, processing and recycling of old corrugated containers, paper, plastics, metal, glass and other recyclable materials	Converted paperboard products, spiral winders, beverage insulators, construction, film, flowable products, metal, paper mill, shipping and storage, tape and label, textiles, wire and cable, municipal, residential, customers’ manufacturing and distribution facilities

Sonoco’s tubes and core products are the Company’s largest revenue-producing group of products, representing approximately 24%, 25% and 27% of consolidated net sales in 2012, 2011 and 2010, respectively.

Display and Packaging

The Display and Packaging segment accounted for approximately 10%, 10% and 11% of the Company’s consolidated net sales in 2012, 2011 and 2010, respectively. The products, services and markets of the Display and Packaging segment are as follows:

Products and Services	Markets
Point-of-purchase displays, custom packaging, fulfillment, primary package filling, supply chain management, paperboard specialties	Automotive, beverages, candy, electronics, personal care, baby care, food, cosmetics, fragrances, hosiery, office supplies, toys, home and garden, medical, over-the-counter drugs, sporting goods, hospitality industry, advertising

4	FORM 10-K SONOCO 2012 ANNUAL REPORT

Protective Solutions

The Protective Solutions segment accounted for approximately 12%, 4% and 3% of the Company’s consolidated net sales in 2012, 2011 and 2010, respectively. The products, services and markets of the Protective Solutions segment are as follows:

Products and Services	Markets
Highly engineered, custom-designed protective, temperature-assurance and retail security packaging solutions	Consumer electronics, automotive, appliances, medical devices, temperature-sensitive pharmaceuticals and food, heating and air conditioning, office furnishings, fitness equipment, promotional and palletized distribution

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

Seasonality – The Company’s operations are not seasonal to any significant degree, although the Consumer Packaging and Display and Packaging segments normally report slightly higher sales and operating profits in the second half of the year, when compared with the first half.

Working Capital Practices – The Company is not required to carry any significant amounts of inventory to meet customer requirements or to assure itself continuous allotment of goods.

Dependence on Customers – On an aggregate basis during 2012, the five largest customers in the Paper and Industrial Converted Products segment, the Consumer Packaging segment and the Protective Solutions segment accounted for approximately 7%, 33% and 22%, respectively, of each segment’s net sales. The dependence on a few customers in the Display and Packaging segment is more significant, as the five largest customers in this segment accounted for approximately 64% of that segment’s sales.

Sales to the Company’s largest customer represented approximately 9% of consolidated revenues in 2012. This concentration of sales volume resulted in a corresponding concentration of credit, representing approximately 8% of the Company’s consolidated trade accounts receivable at December 31, 2012. The Company’s next largest customer comprised approximately 5% of the Company’s consolidated revenues for the year ended December 31, 2012.

Backlog – Most customer orders are manufactured with a lead time of three weeks or less. Therefore, the amount of backlog orders at December 31, 2012, was not material. The Company expects all backlog orders at December 31, 2012, to be shipped during 2013.

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

5

Research and Development – Company-sponsored research and development expenses totaled approximately $20.2 million in 2012, $18.8 million in 2011 and $17.8 million in 2010. Customer-sponsored research and development expenses were not material in any of these periods. Significant projects in Sonoco’s Consumer Packaging segment include a broad range of cost-reduction projects, high-value flexible packaging enhancements, rigid plastic containers technology and next-generation composite packaging. During 2012, the Paper and Industrial Converted Products segment continued to invest in efforts to design and develop new products for the construction industry and for the film and tape industries. In addition, efforts were focused on enhancing performance characteristics of the Company’s tubes and cores in the textile, film and paper packaging areas, as well as on projects aimed at enhancing productivity. Research and development projects in the Company’s Protective Solutions segment were primarily focused on developing new temperature-assurance solutions for the pharmaceuticals market.

Compliance with Environmental Laws – Information regarding compliance with environmental laws is provided in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Risk Management,” and in Note 14 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Number of Employees – Sonoco had approximately 19,900 employees worldwide as of December 31, 2012.

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

Executive Officers of the Registrant –

Name	Age	Position and Business Experience for the Past Five Years
Executive Committee
Harris E. DeLoach Jr.	68	Chairman of the Board & Chief Executive Officer since 2010. Previously Chairman of the Board, President & Chief Executive Officer 2005-2010; President & Chief Executive Officer 2000-2005; Chief Operating Officer April-July 2000; Sr. Executive Vice President, Global Industrial Products/ Paper/Molded Plastics 1999-2000. Joined Sonoco in 1985. (Retiring as Chief Executive Officer effective March 31, 2013).
M. Jack Sanders	59	President, Chief Operating Officer and Chief Executive Officer-elect since December 2012. Previously President and Chief Operating Officer 2010-2012; Executive Vice President, Consumer January-December 2010; Executive Vice President, Industrial 2008-2010; Sr. Vice President, Global Industrial Products 2006-2008; Vice President, Global Industrial Products January-October 2006; Vice President, Industrial Products, N.A. 2001-2006. Joined Sonoco in 1987.
Vicki B. Arthur	54	Vice President, Protective Solutions since January 2013. Previously Vice President, Protective Packaging, N.A. & Integration Leader 2012-2013; Vice President Global Corporate Accounts 2008-2012; Division Vice President, Global Corporate Accounts 2007-2008; Division Vice President & General Manager-Kraft 2005-2007; Staff Vice President & Treasurer 2002-2005. Joined Sonoco in 1984.
R. Howard Coker	50	Group Vice President, Global Rigid Paper & Plastics since January 2013. Previously Vice President, Global Rigid Paper & Closures 2011-2013; Vice President & General Manager, Rigid Paper & Closures, N.A. 2009-2011; Division Vice President & General Manager, Rigid Paper & Closures 2008-2009; Division Vice President & General Manager, Sonoco Phoenix 2006-2008; Director of Sales 2002-2005. Joined Sonoco in 1985.

6	FORM 10-K SONOCO 2012 ANNUAL REPORT

Name	Age	Position and Business Experience for the Past Five Years
John M. Colyer Jr	52	Sr. Vice President, Global Industrial Products & Protective Solutions since January 2013. Previously Vice President, Global Paper & Industrial Converted Products 2012-2013; Vice President, Global Industrial Converting 2010-2012; Vice President North American Converted Products 2009-2010; Vice President, Industrial Converted Products N.A. 2008-2009; Division Vice President & General Manager, Industrial Products, N.A. 2006-2008; Division Vice President, Manufacturing, Industrial Products 2004-2006. Joined Sonoco in 1983.
Rodger D. Fuller	51	Group Vice President, Paper/Tubes and Cores N.A. since January 2013. Previously Vice President, Global Rigid Plastics & Corporate Customers 2011-2013; Vice President, Global Rigid Paper & Plastics January-October 2011; Vice President, Global Rigid Paper & Closures 2008-2011; Vice President, Rigid Paper & Plastics N.A. 2005-2008; Division Vice President & General Manager, Consumer Products N.A. 2000-2005. Joined Sonoco in 1985.
Ronald G. Leach	55	Vice President, Global Protective Packaging since November 2011. Previously President & Chief Executive Officer, Tegrant Corporation 2007-2011; President, SCA Packaging N.A. 2003-2007; President and Chief Executive Officer, Alloyd Company, Inc., 2002-2003. Joined Sonoco in November 2011. (Retiring effective March 31, 2013).
Allan H. McLeland	46	Vice President, Human Resources since 2011. Previously Staff Vice President, Human Resources, Industrial 2010-2011; Director of Human Resources, Industrial 2009-2010; Director, Talent Management 2006-2009; Director, Organizational Development & Staffing 2002-2006. Joined Sonoco in 1993.
Marty F. Pignone	56	Vice President, Primary Materials Group N.A. since December 2012. Previously Vice President, Global Operating Excellence 2011-2012; Vice President, Global Manufacturing, Industrial 2008-2011; Vice President, Paper N.A. 2005-2008. Joined Sonoco in 1997.
Barry L. Saunders	53	Vice President & Chief Financial Officer since May 2011. Previously Vice President & Corporate Controller & Chief Accounting Officer 2008-2011; Staff Vice President & Corporate Controller & Chief Accounting Officer 2002-2008. Joined Sonoco in 1989.
Robert C. Tiede	54	Sr. Vice President, Global Consumer Packaging & Services since January 2013. Previously Vice President Global Flexibles & Packaging Services 2009-2013; Division Vice President & General Manager, Flexible Packaging 2007-2009; President Sonoco-CorrFlex 2004-2007. Joined Sonoco in 2004.
Other Corporate Officers
Ritchie L. Bond	56	Vice President, Treasurer & Corporate Secretary since 2011. Previously Staff Vice President, Treasurer & Corporate Secretary 2009-2011; Staff Vice President & Treasurer 2005-2009. Joined Sonoco in 2005.
James A. Harrell III	51	Vice President, Tubes & Cores N.A. since 2010. Previously Vice President & General Manager, Industrial Converted Products 2009-2010; Division Vice President & General Manager, Paper, N.A. 2008-2009; Staff Vice President, Global Operating Excellence, Industrial Products 2007-2008; Division Vice President, Industrial Products/ Paper, Europe 2002-2007. Joined Sonoco in 1985.
Kevin P. Mahoney	57	Sr. Vice President, Corporate Planning since 2011. Previously Vice President, Corporate Planning 2000-2011. Joined Sonoco in 1987.
Robert L. Puechl	57	Vice President, Global Flexible Packaging since 2011. Previously Vice President, Global Rigid Plastics 2010-2011; Division Vice President & General Manager, Molded Plastics 2008-2010; Division Vice President & General Manager, Molded Plastics & Caulk 2002-2008. Joined Sonoco in 1986.

7

Name	Age	Position and Business Experience for the Past Five Years
Roger P. Schrum	57	Vice President, Investor Relations & Corporate Affairs since 2009. Previously Staff Vice President, Investor Relations & Corporate Affairs 2005-2009. Joined Sonoco in 2005.
Marcy J. Thompson	51	Vice President, Rigid Paper N.A. since 2011. Previously Division Vice President and General Manager, Sonoco Recycling, Inc. 2009-2011; Division Vice President and General Manager, Industrial Products Division, N.A. 2008-2009; Division Vice President, Sales and Marketing, Industrial, N.A. 2006-2009. Joined Sonoco in 2006.

8	FORM 10-K SONOCO 2012 ANNUAL REPORT

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

The Company has incurred in the past, and may incur in the future, fines, penalties and legal costs relating to environmental matters, and costs relating to the damage of natural resources, lost property values and toxic tort claims. The Company has made expenditures to comply with environmental regulations and expects to make additional expenditures in the future. As of December 31, 2012, approximately $75.6 million was reserved for environmental liabilities. Such reserves are established when it is considered probable that the Company has some liability. In part because nearly all of the Company’s potential environmental liabilities are joint and severally shared with others, the Company’s maximum potential liability cannot be reasonably estimated. However, the Company’s actual liability in such cases may be substantially higher than the reserved amount. Additional charges could be incurred due to changes in law, or the discovery of new information, and those charges could have a material adverse effect on operating results.

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

Domestic sales accounted for approximately 66% of the Company’s consolidated revenues in 2012. Even with the Company’s diversification across various markets and customers, due to the nature of the Company’s products and services, general economic downturns can have an adverse impact on the Company’s reported results.

Conditions in foreign countries where the Company operates may reduce earnings.

The Company has operations throughout North and South America, Europe, Australia and Asia, with 347 facilities in 34 countries. In 2012, approximately 34% of consolidated sales came from operations and sales outside of the United States. Accordingly, economic conditions, political situations, and changing laws and regulations in those countries may adversely affect revenues and income.

Raw materials price increases may reduce net income.

Most of the raw materials the Company uses are purchased from third parties. Principal examples are recovered paper, steel, aluminum and resin. Prices for these raw materials are subject to substantial fluctuations that are beyond the Company’s control and can adversely affect profitability. Many of the Company’s long-term contracts with customers permit limited price adjustments to reflect increased raw material costs. Although both contractual and noncontractual prices may be increased in an effort to offset increases in raw materials costs, such adjustments may not occur quickly enough, or be sufficient to prevent a materially adverse effect on net income and cash flow.

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

The Company has an aggregate projected benefit obligation for its defined benefit plans of approximately $1.8 billion. The calculation of this obligation is sensitive to the underlying discount rate assumption. Reductions in the long-term yield of high-quality debt instruments would result in a higher projected benefit obligation and higher net periodic benefit cost. A higher projected benefit obligation may result in a change in funded status that significantly reduces shareholders’ equity. The Company has total assets of approximately $1.3 billion funding a portion of the projected benefit obligation. Decreases in fair value of these assets may result in higher net periodic benefit costs and changes in the funded status that significantly reduce shareholders’ equity.

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

The Company operates a $350 million commercial paper program, supported by a five-year bank credit facility of an equal amount committed by a syndicate of eight banks until October 2017. In the event that disruptions in global credit markets were to become so severe that the Company was unable to issue commercial paper, it has the contractual right to draw funds directly on the underlying bank credit facility. The Company believes that the lenders have the ability to meet their obligations under the facility. However, if these obligations are not met, the Company may be forced to seek more costly or cumbersome forms of credit. Should such credit be unavailable for an extended time, it would significantly affect the Company’s ability to operate its business and execute its plans. In addition, the Company’s customers may experience liquidity problems as a result of the current economic environment that could negatively affect the Company’s ability to collect receivables and maintain business relationships.

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

The Company is subject to cyber-security risks related to certain customer, employee, vendor and other Company data.

The Company uses information technologies to securely manage operations and various business functions and relies upon various technologies to process, store and report on its business and to interact with customers, vendors and employees. Despite its security design and controls, and those of its third party providers, the Company could become subject to cyber attacks which could result in operational disruptions or the misappropriation of sensitive data. There can be no assurance that such disruptions or misappropriations and the resulting repercussions would not be material to its results of operations, financial condition or cash flows.

Item 1B. Unresolved staff comments

There are no unresolved written comments from the SEC staff regarding the Company’s periodic or current 1934 Act reports.

Item 2. Properties

The Company’s corporate offices are owned and operated in Hartsville, South Carolina. There are 102 owned and 85 leased facilities used by operations in the Paper and Industrial Converted Products segment, 33 owned and 46 leased facilities used by operations in the Consumer Packaging segment, four owned and 16 leased facilities used by operations in the Display and Packaging segment, and 12 owned and 34 leased facilities used by the Protective Solutions segment. Europe, the most significant foreign geographic region in which the Company operates, has 51 manufacturing locations.

Item 3. Legal proceedings

The Company has been named as a potentially responsible party (PRP) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing agreements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites cannot be determined. As of December 31, 2012 and 2011, the Company had accrued $75.6 million and $78.6 million, respectively, related to environmental contingencies. The Company periodically re-evaluates the assumptions used in

10	FORM 10-K SONOCO 2012 ANNUAL REPORT

determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.

Fox River

The Company believes the environmental issues regarding the Fox River, which are discussed below in some detail, currently represent the Company’s greatest loss exposure for alleged environmental liability. The Company also believes that all of its exposure to such liability for the Fox River is contained within its wholly owned subsidiary, U.S. Paper Mills Corp. (U.S. Mills). Accordingly, regardless of the amount of liability that U.S. Mills may ultimately bear, the Company believes its maximum additional pretax loss for Fox River issues will essentially be limited to the equity position of U.S. Mills, which was approximately $91 million at December 31, 2012.

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

U.S. Mills was officially notified by governmental entities in 2003 that it, together with a number of other companies, had been identified as a PRP for environmental claims under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) and other statutes, arising out of the presence of polychlorinated biphenyls (PCBs) in sediments in the lower Fox River and in the bay of Green Bay in Wisconsin. U.S. Mills was named as a PRP because scrap paper purchased by U.S. Mills as a raw material for its paper making processes more than 30 years before allegedly included carbonless copy paper that contained PCBs, some of which were included in wastewater from U.S. Mills’ manufacturing processes that was discharged into the Fox River. The Company acquired the stock of U.S. Mills in 2001, and the alleged contamination predates the acquisition. Although Sonoco was also notified that it was a PRP, its only involvement is as a subsequent shareholder of U.S. Mills. As such, the Company has responded that it has no separate responsibility apart from U.S. Mills.

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

In July 2003, the U.S. Environmental Protection Agency (EPA) and Wisconsin Department of Natural Resources (WDNR) issued their final cleanup plan (known as a Record of Decision, or ROD) for a portion of the Fox River. The ROD addressed the lower part of the Fox River and portions of Green Bay, where the EPA and WDNR (the Governments) estimate the bulk of the sediments that need to be remediated are located. In two portions of the lower part of the Fox River covered by the ROD–Operable Units (OUs) 3 and 4 – the Governments selected large-scale dredging as the cleanup approach. OU 3 is the section of the Fox River running downstream from Little Rapids to the De Pere dam, and OU 4 runs from the De Pere dam downstream to the mouth of the Fox River at Green Bay. U.S. Mills’ De Pere plant is just below the De Pere dam and, prior to 1972, discharged wastewater into the river downstream of the dam in OU 4. In the ROD, the Governments estimated that approximately 6.5 million cubic yards of sediment would be removed from OUs 3 and 4 at an estimated cost of approximately $284 million ($26.5 million for OU 3 and $257.5 million for OU 4). The Governments also identified “capping” the riverbed with appropriate materials as a “contingent remedy” to be evaluated during the remedial design process. For Green Bay (OU 5), the Governments selected monitored natural attenuation as the cleanup approach at an estimated cost of approximately $40 million. The Governments also indicated that some limited dredging near the mouth of the river might be required, which would ultimately be determined during the design stage of the project. Earlier, in January 2003, the Governments had issued their ROD for the upper portions of the Fox River–OUs 1 and 2. Combining the then current cost estimates from both RODs, it appeared that the Governments expected the selected remedies for all five OUs to cost approximately $400 million, exclusive of contingencies. In March 2004, NCR Corporation (NCR) and Georgia-Pacific Corporation (G-P) entered into an Administrative Order on Consent (AOC) with the Governments to perform engineering design work for the cleanup of OUs 2 – 5.

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

NCR and U.S. Mills reached agreement between themselves that each would fund 50% of the costs of remediation of the OU 4 hotspot, which from 2006, when project implementation began, through the end of 2012 has totalled slightly more than $25 million. U.S. Mills’ environmental reserve at December 31, 2012, includes $3.2 million for its share of the estimated remaining costs under the funding agreement for remediation of the OU 4 hotspot. The actual

11

costs associated with cleanup of this particular site are dependent upon many factors, and it is reasonably possible that remediation costs could be higher than the current estimate of project costs. Under the terms of the agreement, the parties reserved their rights to make claims against each other, as well as third parties, to reallocate the remediation costs of the Site. Accordingly, the Company’s ultimate share of the liability for remediation of the Site could be greater or less than 50% of the total cost.

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

12	FORM 10-K SONOCO 2012 ANNUAL REPORT

appealed. U.S. Mills plans to continue to defend the suit vigorously.

On October 14, 2010, the United States and the State of Wisconsin filed suit against NCR, API, U.S. Mills and nine other defendants in the United States District Court for the Eastern District of Wisconsin (No. 10-CV-00910-WCG) pursuant to Sections 106 and 107 of CERCLA. The plaintiffs seek to recover unreimbursed costs incurred for activities undertaken in response to the release and threatened release of hazardous substances from facilities at or near the Lower Fox River and Green Bay as well as damages for injury to, loss of, and destruction of natural resources resulting from such releases. The plaintiffs also seek a ruling that the defendants are liable for future response costs of the plaintiffs and requiring the defendants to comply with the unilateral Administrative Order for Remedial Action discussed above. The Company does not believe that the remedies sought in the suit materially expand the Company’s potential liability beyond what has been previously disclosed in this report or in the Company’s prior filings. U.S. Mills has entered into a stipulation with the plaintiffs that, in exchange for U.S. Mills’ admitting that it is liable for discharging PCB containing wastewater into the river, the plaintiffs would not seek an injunction in this proceeding against U.S. Mills requiring it to participate in the completion of the Fox River remediation. U.S. Mills plans to continue to defend its interests in the suit vigorously.

As of December 31, 2012, U.S. Mills’ environmental reserve for potential liabilities associated with the remediation of OUs 2 – 5 (not including amounts accrued for remediation of the OU 4 hotspot) totaled $50.8 million. Because of the continuing uncertainties in the estimated costs of remediation and continuing uncertainties surrounding U.S. Mills’ allocable share, including a potentially favorable resolution, it is impossible to state with any reasonable degree of certainty that any estimate is a better estimate than the amount recorded. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional pretax exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $91 million at December 31, 2012.

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

13

PART II

Item 5. Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

The Company’s common stock is traded on the New York Stock Exchange under the stock symbol “SON.” As of December 31, 2012, there were approximately 50,000 shareholder accounts. Information required by Item 201(d) of Regulation S-K can be found in Part III, Item 12 of this Annual Report on Form 10-K. The following table indicates the high and low sales prices of the Company’s common stock for each full quarterly period within the last two years as reported on the New York Stock Exchange, as well as cash dividends declared per common share:

	High	Low	Cash Dividends
2012
First Quarter	$34.83	$31.02	$.29
Second Quarter	$33.91	$29.57	$.30
Third Quarter	$31.67	$28.61	$.30
Fourth Quarter	$32.51	$29.00	$.30

2011
First Quarter	$36.89	$33.96	$.28
Second Quarter	$36.95	$32.71	$.29
Third Quarter	$36.05	$27.62	$.29
Fourth Quarter	$33.64	$26.10	$.29

The Company made the following purchases of its securities during the fourth quarter of 2012:

Issuer purchases of equity securities

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs[2]
10/01/12 – 11/04/12	22,150	$32.66	—	5,000,000
11/05/12 – 12/02/12	38	$29.15	—	5,000,000
12/03/12 – 12/31/12	170	$29.72	—	5,000,000
Total	22,358	$32.64	—	5,000,000
[1]

A total of 22,358 common shares were repurchased in the fourth quarter of 2012 related to shares withheld to satisfy employee tax withholding obligations in association with the exercise of certain share-based compensation awards. These shares were not repurchased as part of a publicly announced plan or program.

[2]

On April 19, 2006, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. This authorization rescinded all previous existing authorizations and does not have a specific expiration date. From December 2010 through March 2011, a total of 2,000,000 shares were repurchased under this program. On April 20, 2011, the Company’s Board of Directors reinstated 2,000,000 shares to its authorization, returning the total number of shares available for future repurchase to 5,000,000 as of that date. No shares were repurchased under this authorization subsequent to this reinstatement; accordingly, a total of 5,000,000 shares remained available for repurchase at December 31, 2012.

The Company did not make any unregistered sales of its securities during 2012.

14	FORM 10-K SONOCO 2012 ANNUAL REPORT

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

	Years ended December 31
(Dollars and shares in thousands except per share data)	2012	2011	2010	2009	2008
Operating Results
Net sales	$4,786,129	$4,498,932	$4,124,121	$3,597,331	$4,122,385
Cost of sales and operating expenses	4,406,212	4,139,626	3,761,945	3,317,744	3,772,751
Restructuring/Asset impairment charges	32,858	36,826	23,999	26,801	100,061
Interest expense	64,114	41,832	37,413	40,992	53,401
Interest income	(4,129)	(3,758)	(2,307)	(2,427)	(6,204)
Loss from the early extinguishment of debt	—	—	48,617	—	—
Income before income taxes	287,074	284,406	254,454	214,221	202,376
Provision for income taxes	103,759	78,423	64,485	66,818	54,797
Equity in earnings of affiliates, net of tax	(12,805)	(12,061)	(11,505)	(7,742)	(9,679)
Net income	196,120	218,044	201,474	155,145	157,258
Net (income)/loss attributable to noncontrolling interests	(110)	(527)	(421)	(3,663)	7,350
Net income attributable to Sonoco	$196,010	$217,517	$201,053	$151,482	$164,608
Per common share
Net income attributable to Sonoco:
Basic	$1.93	$2.15	$1.98	$1.50	$1.64
Diluted	1.91	2.13	1.96	1.50	1.63
Cash dividends	1.19	1.15	1.11	1.08	1.07
Weighted average common shares outstanding:
Basic	101,804	101,071	101,599	100,780	100,321
Diluted	102,573	102,173	102,543	101,029	100,986
Actual common shares outstanding at December 31	100,847	100,211	100,510	100,149	99,732
Financial Position
Net working capital	$455,661	$467,958	$376,867	$190,934	$231,794
Property, plant and equipment, net	1,034,906	1,013,622	944,136	926,829	973,442
Total assets	4,176,065	3,992,799	3,281,014	3,062,580	3,086,466
Long-term debt	1,099,454	1,232,966	603,941	462,743	656,847
Total debt	1,373,062	1,286,632	620,890	580,796	689,825
Total equity	1,503,214	1,425,408	1,507,693	1,380,630	1,174,518
Current ratio	1.4	1.6	1.5	1.2	1.3
Total debt to total capital[1]	47.7%	47.4%	29.2%	29.6%	37.0%

[1]	Calculated as total debt divided by the sum of total debt and total equity.

15

Item 7. Management’s discussion and analysis of financial condition and results of operations

General overview

Sonoco is a leading manufacturer of consumer and industrial packaging products and provider of packaging services with 347 locations in 34 countries. The Company’s operations are organized, managed and reported in four segments, Consumer Packaging, Paper and Industrial Converted Products, Protective Solutions and Display and Packaging. Generally, the Company serves two broad end-use markets, consumer and industrial, which, period to period, can exhibit different economic characteristics from each other. Geographically, approximately 66% of sales are generated in the United States, 16% in Europe, 7% in Canada and 11% in other regions.

Beginning in the fourth quarter of 2012, the Company changed the names of its segments. The segment previously referred to as Protective Packaging is now called Protective Solutions and the segment previously referred to as Packaging Services is now called Display and Packaging. There were no changes in the composition of either segment.

The Company is a market-share leader in many of its product lines, particularly in tubes, cores and composite containers. Competition in most of the Company’s businesses is intense. Demand for the Company’s products and services is primarily driven by the overall level of consumer consumption of non-durable goods; however, certain product and service groups are tied more directly to durable goods, such as appliances and construction. The businesses that supply and/or service consumer product companies tend to be, on a relative basis, more recession resistant than those that service industrial markets.

Financially, the Company’s objective is to deliver average annual double-digit total returns to shareholders over time. To meet that target, the Company focuses on three major areas: driving profitable sales growth, improving margins and leveraging the Company’s strong cash flow and financial position. Operationally, the Company’s goal is to be the acknowledged leader in high quality, innovative, value-creating packaging solutions within targeted customer market segments.

Over the next three to four years, the Company aspires to grow sales to between $5.5 and $6.0 billion, increase base earnings per share annually by approximately 10% and increase return on net assets employed to between 11% and 12%. Achieving these goals will be difficult in the current low-growth environment. The Company’s expected growth drivers continue to be organic sales growth, including new product sales, expansion in emerging international markets and strategic acquisitions.

The Company’s plan to improve margins focuses on leveraging fixed costs, improving productivity, and maintaining a positive price/cost relationship (raising selling price at least enough to recover inflation in material, energy and freight costs).

Use of Non-GAAP financial measures

To assess and communicate the financial performance of the Company, Sonoco management uses, both internally and externally, certain financial performance measures that are not in conformance with generally accepted accounting principles (“non-GAAP” financial measures). These non-GAAP financial measures reflect the Company’s GAAP operating results adjusted to remove amounts relating to restructuring initiatives, asset impairment charges, environmental charges, acquisition-related costs, excess insurance recoveries, losses from the early extinguishment of debt, and certain other items, if any, the exclusion of which management believes improves the period-to-period comparability and analysis of the underlying financial performance of the business. The adjusted non-GAAP results are identified using the term “base,” for example, “base earnings.”

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

Reconciliations of GAAP to base results are presented on pages 19 and 20 in conjunction with management’s discussion and analysis of the Company’s results of operations. Whenever reviewing a non-GAAP financial measure, readers are encouraged to review the related reconciliation to fully understand how it differs from the related GAAP measure.

2012 overview and 2013 outlook

2012 proved to be another challenging year and results came in lower than management had expected when the year began. Key expectations for 2012 were that overall volumes would increase by around 1%, price/cost would be slightly positive, and productivity would improve and more than offset inflation in labor and other costs. However, unexpected commodity cost increases reduced consumer spending for packaged food, and the European recession and slowing emerging market economies worked to reduce demand in the Company’s industrial-related businesses. In addition, several temporary operating issues served to increase costs and constrain the improvement in productivity.

Although actual price/cost was better than expected, the overall impact on profitability from volume and mix was negative and productivity gains, while improved over the prior year, were not enough to fully offset inflation in labor and other costs. Overall gross profit margin increased 80 basis points in 2012 to 17.6%, however, it was about 100 basis points lower than expected. In addition, Tegrant results, although accretive, were below projections. Nevertheless, with the benefit of the Tegrant acquisition Sonoco was able to generate record sales and gross profits in 2012 and was able to significantly improve free cash flow. The Company also made significant progress integrating Tegrant, successfully achieving targeted synergies and further expanding its new Protective Solutions segment.

Pension and postretirement benefit expenses were significantly higher in 2012, but in line with expectations. The effective tax rate on base earnings was generally in line with expectations and the prior year; however, the rate on GAAP earnings was higher than usual primarily due to taxes incurred in connection with the repatriation of accumulated offshore

16	FORM 10-K SONOCO 2012 ANNUAL REPORT

cash and was significantly higher than the rate in 2011 due primarily to a prior year beneficial adjustment to deferred tax valuation reserves.

As noted above, late in 2012, the Company initiated the repatriation of approximately $260 million of accumulated offshore cash, of which, $233 million was received in January 2013 and used to pay down outstanding debt. An additional $27 million is expected to be repatriated during the balance of 2013.

The aggregate unfunded position of the Company’s various defined benefit plans increased from $433 million at December 31, 2011, to $479 million at the end of 2012. Contributions totaling $75 million in 2012, and better than assumed returns on plan assets experienced during the year, were more than offset by the impact of lower discount rates.

The Company generated $404 million in cash from operations during 2012, compared with $245 million in 2011. The majority of the year-over-year increase is attributable to lower 2012 pension contributions and a smaller amount of cash used to fund working capital increases.

Outlook

Entering 2013, the Company remains cautious regarding the future pace and sustainability of the global economic recovery. Accordingly, management is focused on selectively pursuing opportunities to grow its businesses, optimizing operations and developing cost-management contingency plans in the event business should unexpectedly weaken. The majority of the Company’s targeted growth projects fall within its Consumer Packaging and Protective Solutions segments or emerging markets.

Management expects 2013 overall volume to increase around 1.5%, reflecting a continuation of the weak economic recovery, and price/cost to be relatively flat. However, volume in the Protective Solutions segment is expected to increase in the range of 4% to 5% driven largely by new and expanded business in the automotive and life science markets. Average costs for the Company’s primary material inputs - recovered paper, steel tinplate, plastic resins and film - are projected to be largely unchanged, and manufacturing productivity is expected to be strong enough to more than offset inflation in labor and other costs. As a result, overall gross profit margin is expected to improve to around 18.5% and EBIT margins to improve modestly to around 8.2%.

Management’s outlook for 2013 reflects a $12 million increase in pension and postretirement benefit plan expenses due largely to higher year-over-year amortization of actuarial losses, loss of favorable amortization of prior service credits in the U.S. Health and Life Insurance Plans related to plan amendments made in prior years that became fully amortized in 2012, and the addition of Tegrant. Total contributions to the Company’s domestic and international pension and postretirement plans are expected to be approximately $43 million.

The consolidated effective tax rate on base earnings is expected to be approximately 33.2% in 2013 compared with 32.1% in 2012.

Acquisitions and joint ventures

On November 8, 2011, the Company completed the acquisition of the privately held Tegrant Holding Corp. (“Tegrant”), a leading provider of highly engineered protective, temperature-assured and retail security packaging solutions. The cost of the Tegrant acquisition was $550.0 million in cash paid at the time of the purchase plus an additional $0.5 million paid in February 2012 for changes in working capital levels to the date of the closing. Tegrant, headquartered in DeKalb, Illinois, operates more than 30 manufacturing, design and testing facilities in the United States, Mexico and Ireland and employs more than 2,000 persons. Tegrant operates three strategic business units. Protexic™ Brands, the largest business unit, is a manufacturer of molded expanded foam serving a number of industries including high technology, consumer electronics, automotive, appliances and medical devices. Tegrant’s Thermosafe® Brands unit is a leading provider of temperature-assured solutions, primarily used in packaging temperature-sensitive pharmaceuticals and food. Tegrant’s Alloyd Brands® business unit is a leading manufacturer and designer of high-visibility packaging, printed products, sealing equipment, and tooling for retail and medical markets. The acquisition was funded with proceeds from the issuance of senior unsecured debentures and a portion of the proceeds from a three-year term loan.

Also during 2011, the Company completed the acquisitions of several small tube and core businesses in New Zealand and Australia at a total cost of $7.2 million in cash, a rigid paperboard containers business in the United Kingdom at a cost of $4.7 million in cash, and a recycling business in Greenville, South Carolina, at a cost of $5.0 million in cash.

The Company completed four acquisitions during 2010 at a recorded cost of $138.3 million, of which $137.8 million was paid in cash with the remainder representing contingent consideration paid in 2011. These acquisitions consisted of Associated Packaging Technologies, Inc. (APT), a supplier of thermoformed containers to the frozen food industry (Consumer Packaging segment), Madem Reels USA, Inc., a manufacturer of nailed wood and plywood reels for the wire and cable industry (Paper and Industrial Converted Products segment), and two small tubes and cores businesses in Canada and Greece (Paper and Industrial Converted Products segment). At the time of the acquisition, APT operated four manufacturing facilities (two in the United States, one in Canada and one in Ireland) and employed more than 400 persons. The all-cash purchase price of APT, including the cost of paying off certain obligations, was approximately $120.0 million. The all-cash purchase price for Madem Reels was $10.7 million, plus contingent consideration of $0.5 million which was paid in the first quarter of 2011. The aggregate cost of the Canadian and Greek tube and core businesses was $7.1 million in cash.

In conjunction with its 2009 acquisition of EconoReel Corporation, the Company recorded a contingent purchase liability of $2.2 million. As of December 31, 2012, the Company expects payments related to this contingent purchase liability to total approximately $1.6 million through November 30, 2013, the end of the contingent payment period. Accordingly, the Company recognized a pretax gain of $0.6 million in 2012 for that portion of the contingent liability not expected to be paid.

17

The Company has accounted for these acquisitions as purchases and, accordingly, has included their results of operations in the Company’s consolidated statements of net income from the respective dates of acquisition.

See Note 3 to the Consolidated Financial Statements for further information about acquisition activities.

Restructuring and asset impairment charges

Due to its geographic footprint (347 locations in 34 countries) and the cost-competitive nature of its businesses, the Company is constantly seeking the most cost-effective means and structure to serve its customers and to respond to fundamental changes in its markets. As such, restructuring costs have been and are expected to be a recurring component of the Company’s operating costs. The amount of these costs can vary significantly from year to year depending upon the scope and location of the restructuring activities.

The following table recaps the impact of restructuring and asset impairment charges on the Company’s net income for the periods presented (dollars in thousands):

	Year Ended December 31
	2012	2011	2010
Exit costs:
2012 actions	$18,195	$—	$—
2011 actions	7,061	20,861	—
2010 and earlier actions	(825)	3,448	14,038
Asset impairments:	8,427	12,517	9,961
Total charges	$32,858	$36,826	$23,999
Income tax benefit	(9,836)	(11,506)	(9,295)
Equity method investments, net of tax	22	17	671
Impact of noncontrolling interests, net of tax	116	200	139
Total impact of restructuring/asset impairment charges, net of tax	$23,160	$25,537	$15,514

During 2012, the Company announced the closures of a paper mill in Germany and a paperboard-based protective packaging operation in the United States. In addition, the Company continued its manufacturing rationalization efforts in its blow-molding businesses, including the previously announced closure of a facility in Canada, and realigned its cost structure resulting in the elimination of approximately 165 positions.

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

The Company expects to recognize future additional costs totaling approximately $5.7 million in connection with previously announced restructuring actions. The Company believes that the majority of these charges will be incurred and paid by the end of 2013. As noted above, the Company regularly evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions may be undertaken. Restructuring and asset impairment charges are subject to significant fluctuations from period to period due to the varying levels of restructuring activity and the inherent imprecision in the estimates used to recognize the impairment of assets and the wide variety of costs and taxes associated with severance and termination benefits in the countries in which the Company operates.

See Note 4 to the Consolidated Financial Statements for further information about restructuring activities and asset impairment charges.

18	FORM 10-K SONOCO 2012 ANNUAL REPORT

Reconciliations of GAAP to non-GAAP financial measures

The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures for each of the years presented:

	For the year ended December 31, 2012
Dollars and shares in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Acquisition Related Cost	Tax Related Adjustments & Other(1)	Base
Income before interest and income taxes	$347,059	$32,858	$311	$(4,800)	$375,428
Interest expense, net	59,985	—	—	—	59,985
Income before income taxes	$287,074	$32,858	$311	$(4,800)	$315,443
Provision for income taxes	103,759	9,836	99	(12,302)	101,392
Income before equity in earnings of affiliates	$183,315	$23,022	$212	$7,502	$214,051
Equity in earnings of affiliates, net of tax	12,805	22	—	—	12,827
Net income	$196,120	$23,044	$212	$7,502	$226,878
Less: Net (income)/loss attributable to noncontrolling interests, net of tax	(110)	116	—	—	6
Net income attributable to Sonoco	$196,010	$23,160	$212	$7,502	$226,884
Per diluted common share	$1.91	$0.22	$0.00	$0.08	$2.21
(1)

Consists primarily of insurance settlement gains totaling $4,800 pretax ($3,289 after tax) on a facility destroyed by fire in 2010 and a facility in Thailand damaged by a flood in 2011, and additional tax expense of $11,744 associated with a planned repatriation of cash.

	For the year ended December 31, 2011
Dollars and shares in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Acquisition Related Cost	Tax Related Adjustments & Other(2)	Base
Income before interest and income taxes	$322,480	$36,826	$12,290	$(4,953)	$366,643
Interest expense, net	38,074	—	—	—	38,074
Income before income taxes	$284,406	$36,826	$12,290	$(4,953)	$328,569
Provision for income taxes	78,423	11,506	3,667	13,146	106,742
Income before equity in earnings of affiliates	$205,983	$25,320	$8,623	$(18,099)	$221,827
Equity in earnings of affiliates, net of tax	12,061	17	—	—	12,078
Net income	$218,044	$25,337	$8,623	$(18,099)	$233,905
Less: Net (income)/loss attributable to noncontrolling interests, net of tax	(527)	200	—	—	(327)
Net income attributable to Sonoco	$217,517	$25,537	$8,623	$(18,099)	$233,578
Per diluted common share	$2.13	$0.25	$0.09	$(0.18)	$2.29
(2)

Consists of insurance settlement gains on a facility destroyed by fire in 2010 totaling $4,953 pretax ($3,130 after tax) and reductions in tax expense from valuation allowance adjustments on deferred tax assets totaling $14,969.

19

	For the year ended December 31, 2010
Dollars and shares in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Acquisition Related Cost	Tax Related Adjustments & Other(3)	Base
Income before interest and income taxes	$338,177	$23,999	$1,909	$—	$364,085
Interest expense, net	35,106	—	—	—	35,106
Loss from early extinguishment of debt	(48,617)	—	—	48,617	—
Income before income taxes	$254,454	$23,999	$1,909	$48,617	$328,979
Provision for income taxes	64,485	9,295	558	27,089	101,427
Income before equity in earnings of affiliates	$189,969	$14,704	$1,351	$21,528	$227,552
Equity in earnings of affiliates, net of tax	11,505	671	—	—	12,176
Net income	$201,474	$15,375	$1,351	$21,528	$239,728
Less: Net (income)/loss attributable to noncontrolling interests, net of tax	(421)	138	—	—	(283)
Net income attributable to Sonoco	$201,053	$15,513	$1,351	$21,528	$239,445
Per diluted common share	$1.96	$0.15	$0.01	$0.22	$2.34
(3)

Consists of loss from the early extinguishment of debt of $48,617 pretax ($31,657 after tax), tax benefits related to a regulatory clarification of a 2009 tax law change in Mexico of $5,474, and tax benefits related to the release of a valuation allowance on capital loss carryforwards of $4,655.

Results of operations – 2012 versus 2011

For 2012, net income attributable to Sonoco was $196.0 million, compared with $217.5 million for 2011. Net income in 2012 was negatively impacted by after-tax restructuring and acquisition charges, net of gains from property sales and excess insurance recoveries, totaling $20.1 million, and net income tax charges of $10.8 million relating primarily to the repatriation of accumulated offshore cash. Earnings in 2011 were negatively impacted by an after-tax charge of $25.5 million from restructuring expenses and asset impairments and an after-tax charge of $8.6 million from acquisition-related costs and adjustments; these items were partially offset by an after-tax gain of $3.1 million from insurance proceeds in excess of recorded losses and a $15.0 million reduction in tax expense resulting from valuation allowance adjustments on deferred tax assets.

Base earnings in 2012 were $226.9 million ($2.21 per diluted share), compared with $233.6 million ($2.29 per diluted share) in 2011. This 2.9% year-over-year decline was the result of lower volume and a negative mix of business together with higher labor, pension and other costs; these items were partially offset by a positive price/cost relationship, productivity gains and the addition of Tegrant.

The consolidated effective tax rate was 36.1%, compared with 27.6% in 2011 and the effective tax rate on base earnings was 32.1%, compared with 32.5% in 2011. The increase in the GAAP rate was due primarily to 2012 taxes associated with repatriation of accumulated offshore cash and a 2011 benefit from deferred tax valuation adjustments. The decrease in the base tax rate was due to a higher proportion of the Company’s 2012 income being generated in low tax rate jurisdictions.

Consolidated net sales for 2012 were $4.8 billion, a $287 million, or 6.4%, increase from 2011.

The components of the sales change were:

($ in millions)
Volume/Mix	$6
Selling price	(45)
Acquisitions	406
Currency exchange rate/Other	(80)
Total sales increase	$287

Acquisition sales were almost entirely attributable to Tegrant, which was acquired in November 2011. Excluding acquisitions, reported sales would have been down 2.5% due to lower prices and the impact of exchange rates. Although volume was essentially flat overall, results were mixed across the Company’s various businesses. Volume was up in Paper and Industrial Converted Products and in Display and Packaging, but was down in the Consumer Packaging segment. For the most part, price changes for the Company’s products are driven by changes in the underlying product costs. Selling prices had the greatest impact on Paper and Industrial Converted Products, where they declined in response to lower recovered paper prices. However, selling prices were higher in the Consumer Packaging segment, primarily reflecting contract price resets to pass through higher paper and tinplate steel costs, and, to a lesser extent, higher film and resin costs. Total domestic sales were $3.2 billion, up 12% from 2011 levels. International sales were $1.6 billion, down 3% from 2011.

Costs and expenses/margins

Cost of sales was up $200.3 million from the prior year; however, excluding the impact of acquisitions, cost of sales would have been down, in line with the decrease in sales. Lower market pricing for recovered paper benefitted costs in our industrial businesses, while Consumer Packaging was negatively impacted by higher tinplate steel and other costs. Price/cost (the relationship of the change in sales prices to the change in costs of materials, energy and freight) was pos-

20	FORM 10-K SONOCO 2012 ANNUAL REPORT

itive relative to the prior year, but the benefit was offset by higher labor, pension and other costs. Gross profit margins improved year over year from 16.8% to 17.6% due largely to the addition of higher-margin Tegrant sales. Positive price/cost also contributed to the improvement.

In 2012, aggregate pension and postretirement expenses increased $16.0 million to $52.9 million, versus $36.9 million in 2011. Approximately 75% of these expenses are reflected in cost of sales, with the balance in selling, general and administrative expenses. The higher expense was primarily the result of higher actuarial loss amortization due to lower discount rates.

The acquisition of Tegrant was responsible for almost all of the $66.2 million increase in selling, general and administrative expenses. Excluding acquisitions, these costs would have been up slightly more than 1%, driven primarily by higher pension expense and general inflation, partially offset by the impact of foreign exchange rates. Base earnings before interest and income taxes were 7.3% of sales, virtually unchanged from last year.

Restructuring and restructuring related asset impairment charges totaled $32.9 million and $36.8 million in 2012 and 2011, respectively. Additional information regarding restructuring actions and impairments is provided in Note 4 to the Company’s Consolidated Financial Statements.

Research and development costs, all of which were charged to expense, were $20.2 million and $18.8 million in 2012 and 2011, respectively. Management expects research and development spending in 2013 to be consistent with 2012 levels.

Net interest expense totaled $60.0 million for the year ended December 31, 2012, compared with $38.1 million in 2011. The increase was due primarily to higher average debt levels. In November 2011, the Company issued $500 million of senior unsecured notes consisting of $250 million of 4.375% Notes due 2021 and an additional $250 million of its 5.75% Notes due 2040. These funds were used for the Tegrant acquisition. Additionally, the Company entered into a $150 million three-year Term Loan Agreement, using a substantial portion of the proceeds to reduce outstanding commercial paper and the remainder for the Tegrant acquisition. This term loan was repaid in January 2013.

Reportable segments

Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Consolidated Statements of Income, are comprised of the following:

($ in millions)	2012	2011	% Change
Segment operating profit
Consumer Packaging	$176.8	$191.5	(7.7)%
Paper and Industrial Converted Products	141.4	138.2	2.3%
Display and Packaging	18.5	21.7	(14.8)%
Protective Solutions	38.8	15.2	154.8%
Restructuring/Asset impairment charges	(32.9)	(36.8)	(10.8)%
Acquisition-related costs	(0.3)	(12.3)	(97.5)%
Property insurance gains	4.8	5.0	(3.1)%
Consolidated operating profits	$347.1	$322.5	7.6%

Segment results viewed by Company management to evaluate segment performance do not include (depending upon the applicable period) restructuring charges, asset impairment charges, acquisition-related charges, specifically identified tax adjustments, debt tender charges, and certain other items, if any, the exclusion of which the Company believes improves comparability and analysis. Accordingly, the term “segment operating profits” is defined as the segment’s portion of “Income before interest and income taxes” excluding those items. General corporate expenses, with the exception of restructuring charges, asset impairment charges, acquisition-related charges, debt tender charges, net interest expense and income taxes, have been allocated as operating costs to each of the Company’s reportable segments.

See Note 16 to the Company’s Consolidated Financial Statements for more information on reportable segments.

Consumer Packaging

($ in millions)	2012	2011	% Change
Trade sales	$1,912.6	$1,977.3	(3.3)%
Segment operating profits	176.8	191.5	(7.7)%
Depreciation, depletion and amortization	75.6	80.3	(5.9)%
Capital spending	58.3	60.8	(4.1)%

Sales decreased year over year primarily due to lower volume in rigid paper and plastic containers, a significant driver of which was lower demand for our customers’ products. In addition, demand for many of the segment’s products declined as the effect of higher agricultural commodity costs on retail prices weighed down consumer spending on packaged food. Selling prices were slightly higher throughout the segment, but most notably in rigid paper containers, reflecting the pass through of higher costs relative to the prior year. The benefit to trade sales of higher selling prices was largely offset by the impact of foreign exchange rates. Domestic sales were approximately $1,465 million, down 0.5%, or $7 million, from 2011, while international sales were approximately $448 million, down 12.3%, or $57 million, from 2011.

The decrease in segment operating profits was driven by lower volume together with a negative mix of business. These declines were partially offset by productivity improvements and a positive price/cost relationship, net of higher labor, pension and other costs. As a result, operating profit margins declined to 9.3% from 9.7% in 2011. The Company’s thermoformed plastics business saw a significant year-over-year decline in operating profits. This reduction was primarily due to lower demand for dual-ovenable trays in the frozen food industry and production inefficiencies resulting from the consolidation of operations and management changes. The Company expects thermoformed plastics operations to stabilize and its results to rebound in 2013.

Significant capital spending in the Consumer Packaging segment included spending on projects to increase rigid paper and rigid plastic container production capacity, productivity projects and upgrades to the production management and information system.

21

Paper and Industrial Converted Products

($ in millions)	2012	2011	% Change
Trade sales	$1,840.8	$1,892.2	(2.7)%
Segment operating profits	141.4	138.2	2.3%
Depreciation, depletion and amortization	83.3	86.6	(3.7)%
Capital spending	112.3	86.8	29.3%

Lower selling prices, primarily due to lower average market costs for old corrugated containers (OCC), together with the impact of foreign exchange rates, accounted for most of the reported decrease in segment trade sales. Trade sales benefitted from increased volume in reels and paper/recycling, which was partially offset by lower tubes and cores demand in most regions of the world. Tubes and cores market share is estimated to have remained relatively flat year over year. Total domestic sales in the segment decreased $7 million, or 0.7%, to $1,019 million while international sales decreased $45 million, or 5.2%, to $822 million, with approximately $43 million of the decrease a result of unfavorable foreign exchange rates.

The increase in segment operating profit reflects the impact of higher overall volume, as improved productivity and an overall positive price/cost relationship were offset by higher labor, pension and other costs. Operating profits from converted products improved due to positive price/cost and increased reels volume despite lower volume in tubes and cores. Those improvements were partially offset in paper/recycling as the impact of negative price/cost, extended machine downtime for capital improvements and major repair/maintenance costs exceeded the benefit from higher volumes.

Significant capital spending in the segment included installation work on a new biomass boiler, the modification of several paper machines, primarily in North America and Europe, productivity projects and the replacement of the Company’s Thailand facility which was damaged by a flood in 2011.

Display and Packaging

($ in millions)	2012	2011	% Change
Trade sales	$477.6	$471.5	1.3%
Segment operating profits	18.5	21.7	(14.8)%
Depreciation, depletion and amortization	7.7	7.4	3.5%
Capital spending	3.3	4.6	(27.9)%

The year-over-year increase in trade sales was driven by an improvement in international packaging fulfillment activities which was partially offset by the previously disclosed loss in 2011 of a contract packaging customer and the negative impact of foreign currency translation. Domestic sales decreased $31 million, or 16.1%, to $162 million, while international sales increased $37 million, or 13.7%, to $316 million. The decrease in domestic sales was due to the above mentioned lost customer and the relocation of a customer’s operations to Mexico. The increase in international sales was a result of increased service center volume in Poland and Mexico, offset by the impact of exchange rates.

Operating profit for the segment decreased primarily due to the lost contract packaging customer and the impact of foreign currency translation, which were partially offset by improved productivity. In addition, prior year results benefited from higher-margin business associated with the customer relocation and transition activities for the above mentioned lost customer.

Capital spending in the segment included capacity expansion in South America and Poland, some manufacturing consolidation in the United States, as well as numerous productivity and customer development projects in the United States, Europe and South America.

Protective Solutions

($ in millions)	2012	2011	% Change
Trade sales	$555.0	$158.0	251.4%
Operating profits	38.8	15.2	154.8%
Depreciation, depletion and amortization	33.8	5.6	501.8%
Capital spending	14.8	3.9	279.9%

Sales in the Protective Solutions segment increased due to the acquisition of Tegrant as volume was off approximately 2% in the Company’s legacy protective packaging business on weak demand, particularly in the appliance market. However, higher volume and an improved mix of business at Tegrant during the period following the anniversary of its November 8, 2011, acquisition also contributed to the improvement in sales and operating profits. For the year, operations within Tegrant generally performed in line with expectations, except for retail packaging, where customer churn and lower consumer demand in the Company’s served markets resulted in lower than expected sales and operating profit. In addition, Tegrant experienced higher manufacturing costs in 2012 associated with temporary production inefficiencies related to the integration of businesses it had previously acquired. These production inefficiencies have been resolved.

Domestic sales were approximately $520 million, up 300% from 2011, and international sales were $35 million, an increase of 25% from 2011. These increases were the result of the acquisition of Tegrant.

Capital spending in the segment included numerous productivity and customer development projects, primarily in the newly acquired Tegrant operations.

Financial position, liquidity and capital resources

Cash flow

Operating activities

Cash flow from operations totaled $403.9 million in 2012 and $245.3 million in 2011, a year-over-year increase of $158.6 million. Lower pension and postretirement plan contributions accounted for approximately $67.0 million of the increase. Changes in working capital levels also had a significant effect on year-over-year cash flows. Trade accounts

22	FORM 10-K SONOCO 2012 ANNUAL REPORT

receivable added $1.2 million to operating cash flows in 2012 as business activity was relatively flat the latter part of 2012 compared with 2011. Trade accounts receivable used $(52.5) million in 2011, for a year-over-year change of $53.7 million, reflecting significantly higher business activity in the latter part of 2011 compared with 2010. The Company’s ongoing inventory reduction initiatives provided $16.2 million of operating cash flow in 2012, compared with $3.4 million in 2011, a change of $12.8 million. Other assets and liabilities added $10.2 million to operating cash flow in 2012, compared with using $(14.3) million in 2011, a change of $24.5 million. The majority of this change related to non-trade receivables (business interruption insurance claims and value added tax) that were recorded in 2011 and converted to cash in 2012.

Cash flow from operations totaled $245.3 million in 2011 and $375.1 million in 2010, a year-over-year decrease of $129.8 million. Higher pension and postretirement plan contributions accounted for approximately $112.9 million of the decrease, while decreases in accrued expenses, driven mainly by higher incentive compensation payments in 2011 than in 2010, accounted for a year-over-year reduction in operating cash flows of $31.9 million. Trade accounts receivable levels increased year over year at both December 31, 2011 and 2010, reflecting higher levels of business activity; however, the magnitude of the increase was lower in 2011 resulting in a year-over-year increase in operating cash flows of $13.9 million. Inventories provided cash of $3.4 million in 2011 compared with using $57.1 million of cash in 2010. The change of $60.5 million was due to the build up of inventories in response to higher levels of business activity at December 31, 2010, whereas inventory levels remained somewhat flat year over year at December 31, 2011. The year-over-year improvement in cash provided by inventories was virtually offset by a $57.1 million negative change in cash used by payable to suppliers reflecting payments in 2011 for the inventory purchased at the end of 2010.

Cash flow from operations totaled $375.1 million in 2010 and $390.9 million in 2009, a year-over-year decrease of $15.8 million. Lower year-over-year pension and postretirement plan contributions accounted for an increase in cash flows from operations of approximately $93.0 million. This, and the effect of higher earnings in 2010, was more than offset by an increase in trade accounts receivable stemming from higher levels of business activity and an increased use of cash to fund inventory required by these higher levels of activity.

Investing activities

Cash flow used by investing activities was $183.4 million in 2012, compared with $729.2 million in 2011. This decrease was due primarily to lower year-over-year acquisition spending. The Company acquired Tegrant in November 2011 at a cost of $550 million and completed several smaller acquisitions during 2011 at a total cost of $16.9 million. Acquisition spending in 2012 was limited to a $0.5 million payment for the finalization of the Tegrant purchase. Capital spending increased to $214.9 million in 2012 from $173.4 million in 2011 due in part to the continuation of work on a biomass boiler project at the Hartsville manufacturing complex. Spending on this $75 million project will be complete in 2013. Proceeds from the sale of assets increased year over year by $20.8 million reflecting the sales of several facilities that had been closed as part of restructuring initiatives and insurance proceeds from casualty losses. Capital spending is expected to total approximately $210 million in 2013.

Cash flow used by investing activities was $729.2 million in 2011, compared with $283.7 million in 2010. This increase was due to higher year-over-year acquisition spending driven primarily by the $550 million acquisition of Tegrant in November 2011. Additionally, capital spending increased to $173.4 million in 2011 from $145.9 million in 2010 due in part to construction work on the biomass boiler at our Hartsville manufacturing complex.

Cash flow used by investing activities was $283.7 million in 2010, compared with $91.5 million in 2009. This increase was due largely to a $132.3 million increase in acquisition spending driven primarily by the acquisitions of APT and Madem Reels USA, Inc. Additionally, capital spending increased to $145.9 million in 2010 from $104.1 million in 2009. This increase in capital spending represented a return to a more normal historic level as business conditions improved.

Financing activities

Net cash provided (used) by financing activities totaled $(27.4) million in 2012, compared with $507.5 million in 2011, a change of $(534.9) million. Net borrowings increased $85.7 million in 2012, compared with $660.9 million in 2011. The prior year included an increase in debt to fund the $550 million acquisition of Tegrant. Cash dividends increased 4.2% to $119.8 million in 2012 from $115.0 million in 2011. The Company completed an announced stock buyback of its common shares during 2011. Accordingly, share repurchases were lower in 2012 than in 2011 resulting in a favorable year-over-year change of $45.3 million.

Net cash provided (used) by financing activities totaled $507.5 million in 2011, compared with $(116.6) million in 2010. During the fourth quarter of 2011, the Company issued $500 million of senior unsecured notes consisting of $250 million of new 4.375% Notes due 2021, and an additional $250 million of its 5.75% Notes due 2040. These funds were used for the Tegrant acquisition. Additionally, the Company entered into a $150 million three-year term loan agreement, using a substantial portion of the proceeds to reduce outstanding commercial paper and the remainder for the Tegrant acquisition. Cash dividends increased 2.9% to $115.0 million in 2011 from $111.8 million in 2010, and the Company repurchased approximately 1.4 million shares of its common stock at a cost of $49.4 million during 2011. Net proceeds from the exercise of stock awards totaled $21.3 million in 2011, compared with $23.2 million in 2010. Net borrowings, inclusive of the financing activities described above, increased $660.9 million in 2011, compared with $42.4 million in 2010.

Net cash (used) by financing activities totaled $(116.6) million in 2010, compared with $(219.7) million in 2009. In November 2010, the Company issued $350 million of new 5.75% bonds due November 2040, and used $294.0 million of the proceeds to tender for and redeem approximately 55% of its other outstanding bonds. The cash cost of the tender included $244.1 million of principal, $49.2 million of market

23

adjustment and premium paid to tendering bondholders, plus bank and other fees totaling $0.7 million. Additionally, the Company paid off $100 million of 6.75% bonds that matured in November 2010. Cash dividends increased 3.6% to $111.8 million in 2010 from $107.9 million in 2009, and the Company repurchased approximately 0.7 million shares of its common stock at a cost of $24.7 million during 2010. Net proceeds from the exercise of stock awards totaled $23.2 million in 2010. Net borrowings increased $42.4 million in 2010, compared with net repayments of $116.2 million in 2009.

Current assets increased year over year by $188.2 million to $1,499.9 million at December 31, 2012. The increase resulted primarily from higher levels of cash on hand which were utilized early in 2013 to pay down debt. Current liabilities increased year over year by $200.5 million to $1,044.2 million at December 31, 2012, primarily due to an increase in the current portion of long-term debt. These increases were partially offset by lower trade accounts payable. The Company’s current ratio was 1.4 at December 31, 2012, and 1.6 at December 31, 2011.

Contractual obligations

The following table summarizes contractual obligations at December 31, 2012:

	Payments Due In
($ in millions)	Total	2013	2014-2015	2016-2017	Beyond 2017	Uncertain
Debt obligations	$1,373.1	$273.6	$3.6	$230.5	$865.4	$—
Interest payments[1]	1,139.2	63.6	113.9	107.1	854.6	—
Operating leases	134.9	42.0	42.4	22.8	27.7	—
Income tax contingencies[2]	26.7	—	—	—	—	26.7
Purchase obligations[3]	302.4	86.4	100.7	68.7	46.6	—
Total contractual obligations[4]	$2,976.3	$465.6	$260.6	$429.1	$1,794.3	$26.7
[1]	Includes interest payments on outstanding fixed-rate, long-term debt obligations, as well as financing fees on the backstop line of credit.
[2]	Due to the nature of this obligation, the Company is unable to estimate the timing of the cash outflows.
[3]	Includes only long-term contractual commitments. (Does not include short-term obligations for the purchase of goods and services used in the ordinary course of business.)
[4]	Excludes potential cash funding requirements of the Company’s retirement plans and retiree health and life insurance plans.

Capital resources

The Company’s cash balances are held in numerous locations throughout the world. At December 31, 2012 and 2011, approximately $346.7 million and $151.1 million, respectively, of the Company’s reported cash and cash equivalents balances of $373.1 million and $175.5 million, respectively, were held outside of the United States by its foreign subsidiaries. The balance at December 31, 2011, is exclusive of the intercompany borrowings from foreign subsidiaries at year end under a short-term lending arrangement to the parent as discussed below. The cash held outside the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. Under current law, cash repatriated to the U.S. is subject to federal income taxes, less applicable foreign tax credits. As we enjoy ample domestic liquidity through a combination of operating cash flow generation and access to bank and capital markets borrowings, we have generally considered our offshore cash balances to be indefinitely invested outside the United States and, accordingly, had not provided for U.S. federal tax liability on these amounts for financial reporting purposes. In January 2013, the Company repatriated $233 million of its offshore cash, utilizing it to pay down existing debt. The Company intends to repatriate an additional $27 million during the balance of 2013. The transactions to repatriate these funds were initiated in late 2012 and, accordingly, the Company recognized U.S. federal tax expense on these amounts in its 2012 financial statements. The Company has no plans to repatriate other cash balances held outside the United States. However, if such balances were to be repatriated, additional U.S. federal income tax payments in future years could result. Computation of the potential deferred tax liability associated with unremitted earnings deemed to be indefinitely reinvested is not practicable. We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations where it is needed.

Under Internal Revenue Service rules, U.S. corporations may borrow funds from foreign subsidiaries for up to 30 days without unfavorable tax consequences. At various times throughout 2012 and 2011, including December 31, 2011, the Company utilized this rule to access offshore cash in lieu of issuing commercial paper. Amounts outstanding under the rule at December 31, 2011, totaled $145 million. These short-term lending arrangements were subsequently settled within the allowable period, resulting in equivalent increases in commercial paper outstanding and cash on hand. The Company did not access any offshore cash under this rule at December 31, 2012. Depending on its immediate offshore cash needs, the Company may choose to access such funds again in the future as allowed under the rule.

The Company currently operates a $350 million commercial paper program, supported by a committed bank credit facility of the same amount. In October 2012, the Company entered into an amended and restated credit agreement for that facility with a syndicate of eight banks. The bank credit facility is committed through October 2017. If circumstances were to prevent the Company from issuing commercial paper, it has the contractual right to draw funds directly on the underlying bank credit facility. Outstanding commercial paper totaled $152 million and $27 million at December 31, 2012 and 2011, respectively.

24	FORM 10-K SONOCO 2012 ANNUAL REPORT

The Company’s total debt at December 31, 2012, was $1,373.1 million, a year-over-year increase of $86.4 million stemming primarily from higher levels of outstanding commercial paper. At December 31, 2011, the Company accessed $145 million of offshore cash under a short-term lending arrangement in lieu of issuing commercial paper, whereas no such funds were accessed at December 31, 2012.

As noted above, in January 2013 the Company repatriated a total of $233 million of accumulated offshore cash, using $135 million to pay off the balance of a term loan entered into in November 2011 to fund the purchase of Tegrant Holding Corporation. The remainder of the repatriated cash was utilized to pay down commercial paper. The Company intends to repatriate an additional $27 million during 2013 and also to use those funds to repay debt.

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

The Company’s various U.S and international defined benefit pension and postretirement plans were underfunded at the end of 2012 by approximately $479 million. During 2012, the Company contributed approximately $75 million to its benefit plans. The Company anticipates that benefit plan contributions in 2013 will total approximately $43 million. Future funding requirements will depend largely on actual investment returns and future actuarial assumptions. Participation in the U.S. qualified defined benefit pension plan is frozen for salaried and non-union hourly U.S. employees hired on or after January 1, 2004. In February 2009, the plan was further amended to freeze service credit earned effective December 31, 2018. This change is expected to moderately reduce the volatility of long-term funding exposure and expenses.

Total equity increased $77.8 million during 2012 as net income of $196.1 million was offset by other comprehensive losses totaling $15.0 million and dividend payments of $121.3 million. The primary components of other comprehensive loss were a $25.0 million translation gain from the impact of a weaker U.S. dollar on the Company’s foreign investments and a $41.5 million net defined benefit plan adjustment reflecting actuarial losses in the Company’s various defined benefit plans, which resulted primarily from lower discount rates partially offset by higher than expected returns on plan assets. Total equity decreased $82.3 million during 2011, as net income of $218.0 million was offset by other comprehensive losses totaling $167.5 million and dividend payments of $116.2 million. The primary components of other comprehensive loss were a $39.1 million translation loss from the impact of a stronger U.S. dollar on the Company’s foreign investments and a $127.8 million net defined benefit plan adjustment reflecting actuarial losses in the Company’s various defined benefit plans resulting from lower discount rates and lower than expected returns on plan assets.

The Company’s Board of Directors has authorized the repurchase of up to 5 million shares of the Company’s common stock. On December 3, 2010, the Company announced it would immediately begin repurchasing 2 million shares of the 5 million shares authorized. During 2010, a total of 0.7 million shares were repurchased under this program at a cost of $23.2 million. During the first quarter of 2011, an additional 1.3 million shares were repurchased at a cost of $46.3 million, completing the announced buyback. On April 20, 2011, the Company’s Board of Directors reinstated 2 million shares to its authorization. No additional shares have been repurchased since the reinstatement. Accordingly, at December 31, 2012, a total of 5 million shares remain available for repurchase.

Although the ultimate determination of whether to pay dividends is within the sole discretion of the Board of Directors, the Company plans to increase dividends as earnings grow. Dividends per common share were $1.19 in 2012, $1.15 in 2011 and $1.11 in 2010. On February 13, 2013, the Company declared a regular quarterly dividend of $0.30 per common share payable on March 8, 2013, to shareholders of record on February 27, 2013.

Off-balance sheet arrangements

The Company had no material off-balance sheet arrangements at December 31, 2012.

Risk management

As a result of operating globally, the Company is exposed to changes in foreign exchange rates. The exposure is well diversified, as the Company’s facilities are spread throughout the world, and the Company generally sells in the same countries where it produces. The Company monitors these exposures and may use traditional currency swaps and forward exchange contracts to hedge a portion of forecasted transactions that are denominated in foreign currencies, foreign currency assets and liabilities or net investment in foreign subsidiaries. The Company’s foreign operations are exposed to political and cultural risks, but the risks are mitigated by diversification and the relative stability of the countries in which the Company has significant operations. The Company has operations in Venezuela that, beginning January 1, 2010, are being accounted for as hyperinflationary. These operations have net assets of approximately $4 million and annual net sales of approximately $10 million. Accounting for these operations as hyperinflationary did not have a material effect on the Company’s financial statements during any of the periods

25

presented. The February 2013 announced devaluation of the Venezuelan currency is not expected to have a material impact on the Company’s 2013 financial statements.

The Company is exposed to interest-rate fluctuations as a result of using debt as a source of financing for its operations. The Company may, from time to time, use traditional, unleveraged interest-rate swaps to manage its mix of fixed and variable rate debt and to control its exposure to interest rate movements within select ranges.

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

At December 31, 2012, the Company had contracts outstanding to hedge the price on a portion of anticipated commodity and energy purchases as well as to hedge certain foreign exchange risks for various periods through December 2015. These contracts included swaps to cover approximately 7.3 million MMBTUs of natural gas representing approximately 77% and 38% of anticipated U.S. and Canadian natural gas usage for 2013 and 2014, respectively. Additionally, the Company had swap contracts covering 4,161 metric tons of aluminum, representing approximately 41% of anticipated usage for 2013, and 14,625 short tons of OCC representing approximately 2% of anticipated usage for 2013. Both the aluminum and OCC hedges relate to fixed-price customer contracts. At December 31, 2012, the Company had a number of foreign currency contracts in place as both designated and undesignated hedges of either anticipated foreign currency denominated transactions or existing financial assets and liabilities. At December 31, 2012, the total notional amount, in U.S. dollar terms, was $352 million, of which $249 million related to the euro, $52 million to the Canadian dollar, $25 million to the Mexican peso and $9 million to the British pound sterling.

The fair market value of derivatives was a net unfavorable position of $10.1 million at December 31, 2012, and a net unfavorable position of $14.1 million at December 31, 2011. Derivatives are marked to fair value using published market prices, if available, or estimated values based on current price quotes and a discounted cash flow model. See Note 9 to the Consolidated Financial Statements for more information on financial instruments.

The Company is subject to various federal, state and local environmental laws and regulations concerning, among other matters, solid waste disposal, wastewater effluent and air emissions. Although the costs of compliance have not been significant due to the nature of the materials and processes used in manufacturing operations, such laws also make generators of hazardous wastes and their legal successors financially responsible for the cleanup of sites contaminated by those wastes. The Company has been named a potentially responsible party at several environmentally contaminated sites. These regulatory actions and a small number of private party lawsuits are believed to represent the Company’s largest potential environmental liabilities. The Company has accrued $75.6 million (including $54.0 million associated with U.S. Mills) at December 31, 2012, compared with $78.6 million at December 31, 2011 (including $56.8 million associated with U.S. Mills), with respect to these sites. See “Environmental Charges,” Item 3 – Legal Proceedings and Note 14 to the Consolidated Financial Statements for more information on environmental matters.

Results of operations – 2011 versus 2010

Consolidated net sales for 2011 were $4.5 billion, a $375 million, or 9.1%, increase from 2010.

The components of the sales change were:

($ in millions)
Volume/Mix	$16
Selling price	176
Acquisitions	135
Currency exchange rate/Other	48
Total sales increase	$375

Higher selling prices and acquisitions were key drivers and together accounted for more than 80% of the sales increase. Although volume was modestly positive overall, results were mixed across the Company’s various businesses. Volume was essentially flat overall as a slight increase in consumer-related businesses was largely offset by other declines. The impact of higher selling prices was more predominant in the Paper and Industrial Converted Products segment, where the gains were principally driven by higher recovered paper prices. Significantly higher prices were also seen in the Consumer Packaging segment due to higher material costs, primarily plastic resins and tinplate steel. In addition, year-over-year sales benefited from acquisitions, primarily the June 2010 acquisition of APT and the November 2011 acquisition of Tegrant. Total domestic sales were $2.8 billion, up 6% from 2010 levels. International sales were $1.7 billion, up 15% from 2010.

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

26	FORM 10-K SONOCO 2012 ANNUAL REPORT

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

Reportable segments

Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Consolidated Statements of Income, are comprised of the following:

($ in millions)	2011	2010	% Change
Segment operating profit
Consumer Packaging	$191.5	$196.0	(2.3)%
Paper and Industrial Converted Products	138.2	136.4	1.3%
Display and Packaging	21.7	14.2	53.5%
Protective Solutions	15.2	17.5	(13.0)%
Restructuring/Asset impairment charges	(36.8)	(24.0)	(53.4)%
Acquisition-related costs	(12.3)	(1.9)	(543.8)%
Property insurance gains	5.0	—	100.0%
Loss from early extinguishment of debt	—	(48.6)	100.0%
Consolidated operating profits	$322.5	$289.6	11.4%

Consumer Packaging

($ in millions)	2011	2010	% Change
Trade sales	$1,977.3	$1,798.5	9.4%
Segment operating profits	191.5	196.0	(2.3)%
Depreciation, depletion and amortization	80.3	74.7	7.5%
Capital spending	60.8	66.3	(8.3)%

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

27

Paper and Industrial Converted Products

($ in millions)	2011	2010	% Change
Trade sales	$1,892.2	$1,744.0	8.5%
Segment operating profits	138.2	136.4	1.3%
Depreciation, depletion and amortization	86.6	84.4	2.6%
Capital spending	86.8	63.9	35.8%

Reported segment sales were up almost entirely due to higher selling prices and exchange rates. Increased volume in reels and paper was offset by lower tubes and cores volume in almost every region of the world on weaker demand. Tubes and cores market share is estimated to have remained relatively flat year over year. Higher selling prices, primarily due to higher average market costs for OCC, accounted for most of the reported revenue increase. Domestic sales increased $68 million, or 7.1%, to $1,026 million. International sales increased $81 million, or 10.3%, to $867 million, with approximately $47 million of the increase a result of favorable foreign exchange rates.

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

Display and Packaging

($ in millions)	2011	2010	% Change
Trade sales	$471.5	$477.2	(1.2)%
Segment operating profits	21.7	14.2	52.8%
Depreciation, depletion and amortization	7.4	8.8	(15.9)%
Capital spending	4.6	8.3	(44.9)%

As a result of bidding activity conducted in the fourth quarter of 2009 by a major customer, the Company lost approximately $45 million of that customer’s annual business beginning in mid-2010. The year-over-year impact of this lost business totaled approximately $19 million in 2011. Further, another of the segment’s customers consolidated its business with another vendor beginning in July 2011. Growth from new business, largely in Poland and Mexico, was able to offset much of the 2011 revenue impact from the lost business. Domestic sales decreased to approximately $193 million, a 29.6% reduction, while international sales increased 36.9% to approximately $278 million. The increase in international sales was a result of increased service center volume in Poland and Mexico and, to a lesser extent, the impact of exchange rates.

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

Protective Solutions

($ in millions)	2011	2010	% Change
Trade sales	$158.0	$104.4	51.3%
Operating profits	15.2	17.5	(13.1)%
Depreciation, depletion and amortization	5.6	1.8	211.1%
Capital spending	3.9	0.9	314.1%

Sales in the Protective Solutions segment increased due to the acquisition of Tegrant as volume was off approximately 8% in the Company’s legacy protective packaging business on weak demand, particularly in the appliance market. Domestic sales were approximately $130 million, up 71.1% from 2010, and international sales were approximately $28 million, essentially unchanged from 2010.

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

28	FORM 10-K SONOCO 2012 ANNUAL REPORT

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

Impairment of goodwill

In accordance with ASC 350, the Company assesses its goodwill for impairment annually and from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. If the carrying value of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment charge is recognized for the excess. The Company’s reporting units are one level below its operating segments, as determined in accordance with ASC 350.

The Company completed its most recent annual goodwill impairment testing during the third quarter of 2012. When assessing goodwill, the Company considers certain qualitative and quantitative factors. Qualitative factors include the macroeconomic environment, Company stock price and market capitalization movement, business strategy changes, and significant customer wins and losses. Quantitative factors include the amount by which the estimated fair value of a reporting unit exceeds its current carrying value, current year operating performance as compared to prior projections, and implied fair values from comparable trading and transaction multiples. Based on the results of its qualitative and quantitative assessments performed during the year, the Company has concluded that there has been no impairment of goodwill for any of its reporting units.

When the Company estimates the fair value of a reporting unit, it does so using a discounted cash flow model based on projections of future years’ operating results and associated cash flows, together with comparable trading and transaction multiples. The Company’s model discounts future cash flows, forecasted over a 10-year period, with an estimated residual growth rate. The Company’s projections incorporate management’s best estimates of the expected future results, which include expectations related to new business awards, and, where applicable, improved operating margins. Future cash flows are discounted to present value using a discount rate management believes is commensurate with the risks inherent in the cash flows.

The Company’s assessments, whether qualitative or quantitative, incorporate management’s expectations for the future, including forecasted growth rates and/or margin improvements. Therefore, should there be changes in the relevant facts and circumstances and/or expectations, management’s assessment regarding goodwill impairment may change as well.

Although no reporting units have failed a qualitative or quantitative assessment of goodwill impairment, in management’s opinion, the reporting units with significant goodwill having the greatest risk of future impairment if actual results are not as expected are Plastics – Blowmolding, Rigid Paper – Europe and Plastics – Thermoforming. Total goodwill associated with these reporting units was approximately $130 million, $10 million and $53 million, respectively, at December 31, 2012.

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

29

Rigid Paper – Europe manufactures round and shaped composite paperboard cans, single-wrap paperboard packages and fiber cartridges. Results in this unit declined substantially during the global recession, experiencing declines in both volume and profit margins. Recovery in this business following the global recession has not occurred as quickly as management previously anticipated due to ongoing economic issues in the Eurozone and certain market opportunities that are evolving more slowly than expected. Although delayed, management expects a significant recovery in sales volume over the next several years and an improvement in profit margins due to price/cost, productivity gains and fixed cost leverage. However, should the projected improvements fall short of management’s expectations, a goodwill impairment charge may be incurred. In its evaluation of goodwill impairment, management estimated that the fair value of Rigid Paper – Europe exceeded its carrying value by approximately 80%.

Plastics – Thermoforming primarily manufactures monolayer, coated and barrier and non-barrier laminated tubs, cups, spools and trays. Historically, one of its more significant product categories has been dual-ovenable trays for the frozen foods markets. The Company has been seeing a shift away from these trays to less expensive microwave only trays, which has put pressure on sales and margins within this business. This shift, together with production inefficiencies in the latter half of 2012 associated with the consolidation of operations and management changes, resulted in current year operating results that fell short of expectations. Management is working to address the production issues experienced in late 2012 and is currently developing the operational capacity to pursue identified new business opportunities. These actions are expected to begin driving meaningful sales and margin growth within the coming year. However, should the expected sales growth and margin improvements not materialize, a goodwill impairment charge may be incurred.

Although goodwill of the Display and Packaging reporting unit is not currently considered to be at risk of impairment, a large portion of sales in this unit is concentrated in one customer and will be up for renegotiation over the next few years. Management expects to retain this business; however, if a significant amount is lost and not replaced, it is possible that a goodwill impairment charge may be incurred. Total goodwill associated with this reporting unit was approximately $158 million at December 31, 2012. Based on its assessment of fair value performed for the current year test, the estimated fair value of Display and Packaging exceeded its carrying value by approximately 48%.

Holding the other valuation assumptions constant, Plastics – Blowmolding’s projected operating profits across all future periods would have to decline approximately 20% before the reporting unit’s carrying value is deemed to be in excess of its fair value. The corresponding percentages for Rigid Paper – Europe, Plastics – Thermoforming and Display and Packaging are approximately 30%, 40% and 40%, respectively. The future operating performance of these units is dependent upon a number of variables that cannot be predicted with certainty.

During the time subsequent to the annual evaluation, and at December 31, 2012, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management’s opinion that no such events have occurred.

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

Stock-based compensation plans

The Company utilizes share-based compensation in the form of stock options, stock appreciation rights, restricted stock units and other share-based awards. Certain awards are in the form of contingent stock units where both the ultimate number of units and the vesting period are performance based. The amount and timing of compensation expense associated with these performance-based awards are based on estimates regarding future performance using measures defined in the plans. In 2012, the performance measures consisted of Earnings per Share and Return on Net Assets Employed. Changes in estimates regarding the future achievement of these performance measures may result in significant fluctuations from period to period in the amount of compensation expense reflected in the Company’s Consolidated Financial Statements.

The Company uses an option-pricing model to determine the grant date fair value of its stock options and stock appreciation rights. Inputs to the model include a number of subjective assumptions. Management routinely assesses the

30	FORM 10-K SONOCO 2012 ANNUAL REPORT

assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time that results in changes to these assumptions and methodologies, which could materially impact fair value determinations.

Pension and postretirement benefit plans

The Company has significant pension and postretirement benefit liabilities and costs that are measured using actuarial valuations. The actuarial valuations employ key assumptions that can have a significant effect on the calculated amounts. The key assumptions used at December 31, 2012, in determining the projected benefit obligation and the accumulated benefit obligation for U.S. retirement and retiree health and life insurance plans include: discount rates of 4.26% and 3.73% for the active and inactive qualified retirement plans, respectively, 3.64% for the nonqualified retirement plans, and 3.16% for the retiree health and life insurance plan; and rates of compensation increases ranging from 3.51% to 6.82%. The key assumptions used to determine 2012 net periodic benefit cost for U.S. retirement and retiree health and life insurance plans include: discount rates of 4.76% and 4.33% for the active and inactive qualified retirement plans, respectively, 4.23% for the nonqualified retirement plans, and 3.76% for the retiree health and life insurance plan; an expected long-term rate of return on plan assets of 8.0% and 7.7% for the active and inactive qualified retirement plans, respectively; and rates of compensation increases ranging from 4.15% to 6.02%.

During 2012, the Company recorded total pension and postretirement benefit expenses of approximately $52.9 million, compared with $36.9 million during 2011. The 2012 amount reflects $85.3 million of expected returns on plan assets at an average assumed rate of 7.4% and interest cost of $71.0 million at a weighted-average discount rate of 4.56%. The 2011 amount reflects $85.5 million of expected returns on plan assets at an assumed rate of 7.7% and interest cost of $72.5 million at a weighted-average discount rate of 5.23%. During 2012, the Company made contributions to its pension and postretirement plans of $75.1 million. In the prior year, the Company made contributions to its pension and postretirement plans totaling $142.1 million, including an $85.0 million contribution made in January 2011 to its U.S. qualified defined benefit pension plan designated for the 2010 plan year. Contributions vary from year to year depending on various factors, the most significant being the market value of assets and interest rates. Cumulative net actuarial losses were approximately $745 million at December 31, 2012, and are primarily the result of low discount rates and the poor asset performance in 2008. Actuarial losses/gains outside of the 10% corridor defined by U.S. GAAP are amortized over the average remaining service life of the plan’s active participants or the average remaining life expectancy of the plan’s inactive participants (if all, or almost all, of the plan’s participants are inactive).

The Company is projecting total benefit plan expense in 2013 to be approximately $12 million higher than in 2012 due primarily to higher amortization expense, the inclusion of Tegrant employees in the Sonoco Investment and Retirement Plan effective January 1, 2013, and lowering the expected long-term rate of return for the active and inactive qualified retirement plans from 8.0% to 7.85% and from 7.7% to 7.55%, respectively. The higher amortization expense is due primarily to additional actuarial losses recorded in 2012 driven by lower discount rates and the conclusion of the amortization period for prior service credits related to 2004 amendments made to the Company’s U.S. Retiree Health and Life Insurance plans.

The Company adjusts its discount rates at the end of each fiscal year based on yield curves of high-quality debt instruments over durations that match the expected benefit payouts of each plan. The expected rate of return assumption is derived by taking into consideration the targeted plan asset allocation, projected future returns by asset class and active investment management. A third party asset return model was used to develop an expected range of returns on plan investments over a 12- to 15-year period, with the expected rate of return selected from a best estimate range within the total range of projected results. The Company periodically rebalances its plan asset portfolio in order to maintain the targeted allocation levels. The rate of compensation increase assumption is generally based on salary and incentive increases. A key assumption for the U.S. retiree health and life insurance plan is a medical cost trend rate beginning at 8.3% for post-age 65 participants and trending down to an ultimate rate of 6.16% in 2045. The ultimate trend rate of 6.16% represents the Company’s best estimate of the long-term average annual medical cost increase over the duration of the plan’s liabilities. It provides for real growth in medical costs in excess of the overall inflation level.

Other assumptions and estimates impacting the projected liabilities of these plans include inflation, participant withdrawal and mortality rates and retirement ages. The Company annually re-evaluates assumptions used in projecting the pension and postretirement liabilities and associated expense. These judgments, assumptions and estimates may affect the carrying value of pension and postretirement plan net assets and liabilities and pension and postretirement plan expenses in the Company’s Consolidated Financial Statements. The sensitivity to changes in the critical assumptions for the Company’s U.S. plans as of December 31, 2012, is as follows:

Assumption ($ in millions)	Percentage Point Change	Projected Benefit Obligation Higher/(Lower)	Annual Expense Higher/ (Lower)
Discount rate	-.25 pts	$45.5	$2.6
Expected return on assets	-.25 pts	N/A	$2.3

See Note 12 to the Consolidated Financial Statements for additional information on the Company’s pension and postretirement plans.

Recent accounting pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

31

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

32	FORM 10-K SONOCO 2012 ANNUAL REPORT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and directors of Sonoco Products Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Sonoco Products Company and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Charlotte, North Carolina

March 1, 2013

F1

CONSOLIDATED BALANCE SHEETS

Sonoco Products Company

(Dollars and shares in thousands) At December 31	2012	2011
Assets
Current Assets
Cash and cash equivalents	$373,084	$175,523
Trade accounts receivable, net of allowances of $7,252 in 2012 and $7,125 in 2011	619,761	606,785
Other receivables	36,311	43,378
Inventories
Finished and in process	159,193	157,891
Materials and supplies	224,079	237,431
Prepaid expenses	65,395	63,896
Deferred income taxes	22,073	26,806
	1,499,896	1,311,710
Property, Plant and Equipment, Net	1,034,906	1,013,622
Goodwill	1,110,505	1,104,776
Other Intangible Assets, Net	276,809	304,600
Long-term Deferred Income Taxes	90,936	87,256
Other Assets	163,013	170,835
Total Assets	$4,176,065	$3,992,799
Liabilities and Equity
Current Liabilities
Payable to suppliers	$426,786	$436,732
Accrued expenses and other	281,532	292,123
Accrued wages and other compensation	56,004	55,680
Notes payable and current portion of long-term debt	273,608	53,666
Accrued taxes	6,305	5,551
	1,044,235	843,752
Long-term Debt	1,099,454	1,232,966
Pension and Other Postretirement Benefits	461,881	420,048
Deferred Income Taxes	15,649	16,154
Other Liabilities	51,632	54,471
Commitments and Contingencies
Sonoco Shareholders’ Equity
Serial preferred stock, no par value
Authorized 30,000 shares
0 shares issued and outstanding as of December 31, 2012 and 2011
Common shares, no par value
Authorized 300,000 shares
100,847 and 100,211 shares issued and outstanding at December 31, 2012 and 2011, respectively	7,175	7,175
Capital in excess of stated value	445,492	427,484
Accumulated other comprehensive loss	(475,826)	(460,299)
Retained earnings	1,512,145	1,437,435
Total Sonoco Shareholders’ Equity	1,488,986	1,411,795
Noncontrolling Interests	14,228	13,613
Total Equity	1,503,214	1,425,408
Total Liabilities and Equity	$4,176,065	$3,992,799

The Notes beginning on page F-6 are an integral part of these financial statements.

F2	FORM 10-K SONOCO 2012 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF INCOME

Sonoco Products Company

(Dollars and shares in thousands except per share data) Years ended December 31	2012	2011	2010
Net sales	$4,786,129	$4,498,932	$4,124,121
Cost of sales	3,942,497	3,742,149	3,356,589
Gross profit	843,632	756,783	767,532
Selling, general and administrative expenses	463,715	397,477	405,356
Restructuring/Asset impairment charges	32,858	36,826	23,999
Income before interest and income taxes	347,059	322,480	338,177
Interest expense	64,114	41,832	37,413
Interest income	4,129	3,758	2,307
Loss from the early extinguishment of debt	—	—	48,617
Income before income taxes	287,074	284,406	254,454
Provision for income taxes	103,759	78,423	64,485
Income before equity in earnings of affiliates	183,315	205,983	189,969
Equity in earnings of affiliates, net of tax	12,805	12,061	11,505
Net income	196,120	218,044	201,474
Net (income) attributable to noncontrolling interests	(110)	(527)	(421)
Net income attributable to Sonoco	$196,010	$217,517	$201,053

Weighted average common shares outstanding:
Basic	101,804	101,071	101,599
Assuming exercise of awards	769	1,102	944
Diluted	102,573	102,173	102,543

Per common share
Net income attributable to Sonoco:
Basic	$1.93	$2.15	$1.98
Diluted	$1.91	$2.13	$1.96

Cash dividends	$1.19	$1.15	$1.11

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Sonoco Products Company

(Dollars in thousands) Years ended December 31	2012	2011	2010
Net income	$196,120	$218,044	$201,474
Other comprehensive income/(loss):
Foreign currency translation adjustments	25,016	(39,051)	8,119
Changes in defined benefit plans, net of tax	(41,498)	(127,798)	13,621
Change in derivative financial instruments, net of tax	1,460	(672)	(2,906)
Comprehensive income	181,098	50,523	220,308
Comprehensive (income) attributable to noncontrolling interests	(615)	(438)	(1,653)
Comprehensive income attributable to Sonoco	$180,483	$50,085	$218,655

The Notes beginning on page F-6 are an integral part of these financial statements.

F3

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY

Sonoco Products Company

(Dollars and shares in thousands)	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Non- controlling Interests
		Outstanding	Amount
January 1, 2010	$1,380,630	100,149	$7,175	$421,632	$(310,469)	$1,248,043	$14,249
Net income	201,474					201,053	421
Other comprehensive income/(loss):
Translation gain	8,119				6,887		1,232
Defined benefit plan adjustment[1]	13,621				13,621
Derivative financial instruments[1]	(2,906)				(2,906)

Other comprehensive income	18,834				17,602		1,232

Dividends	(112,941)					(112,941)
Issuance of stock awards	28,550	1,099		28,550
Shares repurchased	(24,658)	(738)		(24,658)
Stock-based compensation	15,804			15,804
December 31, 2010	$1,507,693	100,510	$7,175	$441,328	$(292,867)	$1,336,155	$15,902
Net income	218,044					217,517	527
Other comprehensive income/(loss):
Translation loss	(39,051)				(38,962)		(89)
Defined benefit plan adjustment[1]	(127,798)				(127,798)
Derivative financial instruments[1]	(672)				(672)

Other comprehensive loss	(167,521)				(167,432)		(89)

Dividends	(116,237)					(116,237)
Issuance of stock awards	26,487	1,100		26,487
Shares repurchased	(49,442)	(1,399)		(49,442)
Stock-based compensation	12,102			12,102
Purchase of noncontrolling interest	(5,718)			(2,991)			(2,727)
December 31, 2011	$1,425,408	100,211	$7,175	$427,484	$(460,299)	$1,437,435	$13,613
Net income	196,120					196,010	110
Other comprehensive income/(loss):
Translation gain	25,016				24,511		505
Defined benefit plan adjustment[1]	(41,498)				(41,498)
Derivative financial instruments[1]	1,460				1,460

Other comprehensive loss	(15,022)				(15,527)		505

Dividends	(121,300)					(121,300)
Issuance of stock awards	13,324	763		13,324
Shares repurchased	(4,167)	(127)		(4,167)
Stock-based compensation	8,851			8,851
December 31, 2012	$1,503,214	100,847	$7,175	$445,492	$(475,826)	$1,512,145	$14,228
[1]	net of tax

The Notes beginning on page F-6 are an integral part of these financial statements.

F4	FORM 10-K SONOCO 2012 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF CASH FLOWS

Sonoco Products Company

(Dollars in thousands) Years ended December 31	2012	2011	2010
Cash Flows from Operating Activities
Net income	$196,120	$218,044	$201,474
Adjustments to reconcile net income to net cash provided by operating activities
Asset impairment	8,427	12,518	9,962
Loss from early extinguishment of debt	—	—	48,617
Depreciation, depletion and amortization	200,403	179,871	169,665
Share-based compensation expense	8,851	12,102	15,804
Equity in earnings of affiliates	(12,805)	(12,061)	(11,505)
Cash dividends from affiliated companies	9,329	11,676	17,123
(Gain)/Loss on disposition of assets	(6,690)	1,907	1,422
Pension and postretirement plan expense	52,856	36,853	52,599
Pension and postretirement plan contributions	(75,059)	(142,097)	(29,194)
Tax effect of share-based compensation exercises	5,698	5,965	5,063
Excess tax benefit of share-based compensation	(2,682)	(4,018)	(4,209)
Net increase in deferred taxes	18,989	11,036	12,498
Change in assets and liabilities, net of effects from acquisitions, dispositions and foreign currency adjustments
Trade accounts receivable	1,190	(52,484)	(66,410)
Inventories	16,157	3,423	(57,071)
Payable to suppliers	(16,010)	(13,798)	43,255
Prepaid expenses	1,114	(2,559)	(1,330)
Accrued expenses	(4,059)	(12,174)	19,757
Income taxes payable and other income tax items	(5,350)	7,344	(49,993)
Fox River environmental reserves	(2,796)	(1,959)	(1,687)
Other assets and liabilities	10,232	(14,314)	(704)
Net cash provided by operating activities	403,915	245,275	375,136
Cash Flows from Investing Activities
Purchase of property, plant and equipment	(214,862)	(173,372)	(145,910)
Cost of acquisitions, net of cash acquired	(503)	(566,908)	(137,835)
Proceeds from the sale of assets	31,967	11,121	8,486
Investment in affiliates and other	26	—	(8,450)
Net cash used by investing activities	(183,372)	(729,159)	(283,709)
Cash Flows from Financing Activities
Proceeds from issuance of debt	7,568	680,919	365,415
Principal repayment of debt	(46,820)	(17,054)	(358,927)
Net increase (decrease) in commercial paper borrowings	125,000	(3,000)	30,000
Excess cash costs of early extinguishment of debt	—	—	(49,888)
Net change in overdrafts	(1,600)	(8,533)	(71)
Cash dividends – common	(119,771)	(114,958)	(111,756)
Proceeds from early settlement of interest rate swap	—	—	5,939
Excess tax benefit of share-based compensation	2,682	4,018	4,209
Purchase of noncontrolling interest	—	(5,718)	—
Shares acquired	(4,167)	(49,442)	(24,658)
Shares issued	9,739	21,253	23,155
Net cash (used) provided by financing activities	(27,369)	507,485	(116,582)
Effects of Exchange Rate Changes on Cash	4,387	(6,327)	(1,841)
Increase (Decrease) in Cash and Cash Equivalents	197,561	17,274	(26,996)
Cash and cash equivalents at beginning of year	175,523	158,249	185,245
Cash and cash equivalents at end of year	$373,084	$175,523	$158,249
Supplemental Cash Flow Disclosures
Interest paid, net of amounts capitalized	$66,171	$34,296	$37,464
Income taxes paid, net of refunds	$84,422	$54,078	$96,918

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

Investments in affiliated companies in which the Company shares control over the financial and operating decisions, but in which the Company is not the primary beneficiary, are accounted for by the equity method of accounting. Income applicable to these equity investments is reflected in “Equity in earnings of affiliates, net of tax” in the Consolidated Statements of Income. The aggregate carrying value of equity investments is reported in “Other Assets” in the Company’s Consolidated Balance Sheets and totaled $110,687 and $108,702 at December 31, 2012 and 2011, respectively.

Affiliated companies in which the Company held a significant investment at December 31, 2012, included:

Entity	Ownership Interest Percentage at December 31, 2012
RTS Packaging JVCO	35.0%
Cascades Conversion, Inc.	50.0%
Cascades Sonoco, Inc.	50.0%
Showa Products Company Ltd.	20.0%
Conitex Sonoco Holding BVI Ltd.	30.0%

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

Revenue recognition

The Company records revenue when title and risk of ownership pass to the customer, and when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price to the customer is fixed or determinable and when collectability is reasonably assured. Certain judgments, such as provisions for estimates of sales returns and allowances, are required in the application of the Company’s revenue policy and, therefore, the results of operations in its Consolidated Financial Statements. Shipping and handling expenses are included in “Cost of sales,” and freight charged to customers is included in “Net sales” in the Company’s Consolidated Statements of Income.

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

Sales to one of the Company’s customers accounted for approximately 9% of the Company’s net sales in 2012, 9% in 2011 and 10% in 2010, primarily in the Display and Packaging and Consumer Packaging segments. Receivables from this customer accounted for approximately 8% of the Company’s total trade accounts receivable at both December 31, 2012 and 2011. The Company’s next largest customer comprised approximately 5% of the Company’s net sales in 2012, 2011 and 2010.

Research and development

Research and development costs are charged to expense as incurred and include salaries and other directly related expenses. Research and development costs totaling approximately $20,200 in 2012, $18,800 in 2011 and $17,800 in 2010 are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.

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

F6	FORM 10-K SONOCO 2012 ANNUAL REPORT

The LIFO method of accounting was used to determine the costs of approximately 19% and 18% of total inventories at December 31, 2012 and 2011, respectively. The remaining inventories are determined on the first-in, first-out (FIFO) method.

If the FIFO method of accounting had been used for all inventories, total inventory would have been higher by $19,476 and $20,184 at December 31, 2012 and 2011, respectively.

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

2. New accounting pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This update eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and provided the entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company selected the two statement approach and has included the additional statement in this Annual Report on Form 10-K.

In February 2013, the Financial Accounting Standards Board issued ASU no. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to present on the face of the financial statements where net income is presented, or in the notes, significant amounts reclassified out

F7

of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The requirements of this update are effective prospectively for reporting periods beginning after December 15, 2012.

During the year ended December 31, 2012, there have been no other newly issued nor newly applicable accounting pronouncements that have, or are expected to have, a significant impact on the Company’s financial statements. Further, at December 31, 2012, there were no other pronouncements pending adoption that are expected to have a significant impact on the Company’s financial statements.

3. Acquisitions

The Company completed five acquisitions during 2011 at an aggregate cost of $566,908 in cash. These acquisitions were accounted for as business combinations under the acquisition method of accounting, in accordance with the business combinations subtopic of the Accounting Standards Codification. The most significant of these was the November 8, 2011, acquisition of privately held Tegrant Holding Corporation (“Tegrant”), a leading provider of highly engineered protective, temperature-assurance and retail security packaging solutions. Tegrant, headquartered in DeKalb, Illinois, operates more than 30 manufacturing, design and testing facilities in the United States, Mexico and Ireland and employs more than 2,000 persons. Tegrant operates three strategic, complementary business units. Protexic™ Brands, the largest business unit, is a manufacturer of molded expanded foam serving a number of industries including high technology, consumer electronics, automotive, appliances and medical devices. Tegrant’s Thermosafe® Brands unit is a leading provider of temperature-assurance solutions, primarily used in packaging temperature-sensitive pharmaceuticals and food. Tegrant’s Alloyd Brands® business unit is a leading manufacturer and designer of high-visibility packaging, printed products, sealing equipment, and tooling for retail and medical markets.

The cost of the Tegrant acquisition was $550,000 in cash paid at the time of the purchase plus an additional $503 paid in February 2012 for changes in working capital levels to the date of the closing. The allocation of the purchase price of Tegrant to the tangible and intangible assets acquired and liabilities assumed was finalized during the measurement period which ended in the fourth quarter of 2012. Following is a summary of the fair values of the assets acquired and liabilities assumed at the acquisition date:

Trade accounts receivable	$61,969
Inventories	38,036
Prepaid expenses	1,136
Property, plant and equipment	92,748
Goodwill	269,953
Other intangible assets	187,830
Payables to suppliers	(31,154)
Accrued expenses and other	(41,506)
Total debt	(3,966)
Deferred income taxes, net	(14,695)
Other long-term liabilities	(9,848)
Total net assets	$550,503

Goodwill recorded in connection with the acquisition totaled $269,953. Factors comprising goodwill include efficiencies derived by the elimination of certain redundant functions and expenses due to synergies with our existing business, the ability to leverage product offerings across a broader customer base, and the value of the assembled workforce. The Company expects approximately $67,000 of the goodwill to be tax deductible. Of the $187,830 of acquired intangibles, $160,300 was assigned to customer relationships with an average expected life of 12 years, $17,600 to trade names with an expected life of 40 years, and $9,930 to proprietary technology and other intangibles with an average expected life of nine years.

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

The Company completed four acquisitions during 2010 at an aggregate cost of $137,835 in cash. These acquisitions consisted of Associated Packaging Technologies, Inc. (APT), a supplier of thermoformed containers to the frozen food industry, Madem Reels USA, Inc., a manufacturer of nailed wood and plywood reels for the wire and cable industry, a small tube and core business in Canada, and a small tube and core business in Greece. The all-cash purchase price of APT, including the cost of paying off various obligations, was $119,968. In conjunction with this acquisition, the Company recorded net tangible assets of $72,895, identifiable intangibles of $22,100 and goodwill of $24,973 (the majority of which will be tax deductible). The all-cash purchase price for Madem Reels was $10,714, plus contingent consideration of $500, which was paid in the first quarter of 2011. In conjunction with this acquisition, the Company recorded net tangible assets of $8,263 and identifiable intangibles of $2,451. The aggregate cost of the Canadian and Greek tube and core businesses was $7,153 in cash. In conjunction with these acquisitions, the Company recorded net tangible assets of $3,026 and identifiable intangibles of $4,127.

Acquisition-related costs of $311, $12,290 and $1,909 were incurred in connection with 2012, 2011 and 2010 acquisitions, respectively. These costs, consisting primarily of legal and professional fees, are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.

The Company has accounted for these acquisitions as purchases and, accordingly, has included their results of operations in the Company’s consolidated statements of net income from the respective dates of acquisition.

4. Restructuring and asset impairment

The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2012 and 2011 are reported as “2012 Actions” and “2011 Actions,” respectively. Actions initiated prior to 2011, all of which were substantially complete at December 31, 2012, are reported as “2010 and Earlier Actions.”

F8	FORM 10-K SONOCO 2012 ANNUAL REPORT

Following are the total restructuring and asset impairment charges, net of adjustments, recognized by the Company during the periods presented:

	Year Ended December 31
	2012	2011	2010
Restructuring-related charges:
2012 Actions	$24,681	$—	$—
2011 Actions	8,313	34,785	—
2010 and Earlier Actions	(136)	2,041	11,427
Total restructuring-related charges	$32,858	$36,826	$11,427
Other asset impairments	—	—	12,572
Restructuring/Asset impairment charges	$32,858	$36,826	$23,999
Income tax benefit	(9,836)	(11,506)	(9,295)
Equity method investments, net of tax	22	17	671
Impact of noncontrolling interests, net of tax	116	200	138
Total impact of restructuring/asset impairment charges, net of tax	$23,160	$25,537	$15,513

Pretax restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Consolidated Statements of Income.

The Company expects to recognize future additional costs totaling approximately $5,650 in connection with previously announced restructuring actions. The Company believes that the majority of these charges will be incurred and paid by the end of 2013. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions may be undertaken.

2012 actions

During 2012, the Company announced the planned closures of a paper mill in Germany (part of the Paper and Industrial Converted Products segment) and a paperboard-based protective packaging operation in the United States (part of the Protective Solutions segment). In addition, the Company continued its manufacturing rationalization efforts in its blowmolding business (part of the Consumer Packaging segment), including the planned closure of a facility in Canada, and realigned its cost structure resulting in the elimination of approximately 165 positions.

Below is a summary of 2012 Actions and related expenses by type incurred and estimated to be incurred through completion.

2012 Actions	Year Ended December 31, 2012	Estimated Total Cost
Severance and Termination Benefits
Paper and Industrial Converted Products	$10,329	$10,779
Consumer Packaging	2,571	2,721
Display and Packaging	1,301	1,301
Protective Solutions	1,595	1,595
Corporate	297	297
Asset Impairment/Disposal of Assets
Paper and Industrial Converted Products	2,404	2,404
Consumer Packaging	2,921	2,921
Protective Solutions	161	161
Other Costs
Paper and Industrial Converted Products	1,294	1,644
Consumer Packaging	861	1,561
Display and Packaging	11	11
Protective Solutions	936	1,036
Total Charges and Adjustments	$24,681	$26,431

The following table sets forth the activity in the 2012 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets:

2012 Actions Accrual Activity	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability, December 31, 2011	$—	$—	$—	$—
2012 charges	16,093	5,486	3,102	24,681
Cash receipts/(payments)	(9,735)	600	(3,015)	(12,150)
Asset write downs/disposals	—	(6,086)	—	(6,086)
Foreign currency translation	(45)	—	(7)	(52)
Liability, December 31, 2012	$6,313	$—	$80	$6,393

“Other Costs” consist primarily of costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance. The Company expects to pay the majority of the remaining 2012 Actions restructuring costs by the end of 2013 using cash generated from operations.

F9

2011 actions

During 2011, the Company announced the closures in Canada of a flexible packaging facility and a thermoformed plastic packaging facility (parts of the Consumer Packaging segment), a tube and core facility in France (part of the Paper and Industrial Converted Products segment), and a fulfillment service center and a point-of-purchase display facility both in the United States (parts of the Display and Packaging segment). The Company also sold two small businesses, a plastics operation in Brazil and a tubes and cores operation in the United States, and realigned its fixed cost structure resulting in the elimination of approximately 160 positions.

Below is a summary of 2011 Actions and related expenses by type incurred and estimated to be incurred through completion.

	Year Ended December 31,		Total Incurred to Date	Estimated Total Cost
2011 Actions	2012	2011
Severance and Termination Benefits
Paper and Industrial Converted Products	$390	$9,128	$9,518	$9,718
Consumer Packaging	3,356	7,014	10,370	10,370
Display and Packaging	346	845	1,191	1,191
Protective Solutions	280	1,109	1,389	1,389
Asset Impairment/Disposal of Assets
Paper and Industrial Converted Products	126	161	287	287
Consumer Packaging	(3,586)	10,212	6,626	6,626
Display and Packaging	(791)	3,486	2,695	2,695
Protective Solutions	—	65	65	65
Other Costs
Paper and Industrial Converted Products	2,575	347	2,922	4,072
Consumer Packaging	4,030	1,405	5,435	7,285
Display and Packaging	827	433	1,260	1,260
Protective Solutions	760	580	1,340	1,540
Total Charges and Adjustments	$8,313	$34,785	$43,098	$46,498

The following table sets forth the activity in the 2011 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets:

2011 Actions Accrual Activity	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability, December 31, 2010	$—	$—	$—	$—
2011 charges	18,096	13,924	2,765	34,785
Cash receipts/(payments)	(7,352)	5,627	(2,685)	(4,410)
Asset write downs/disposals	—	(19,551)	—	(19,551)
Foreign currency translation	(424)	—	—	(424)
Liability, December 31, 2011	$10,320	$—	$80	$10,400
2012 charges	4,448	1,157	8,192	13,797
Adjustments	(76)	(5,408)	—	(5,484)
Cash receipts/(payments)	(12,708)	15,010	(8,256)	(5,954)
Asset write downs/disposals	—	(10,759)	—	(10,759)
Foreign currency translation	54	—	—	54
Liability, December 31, 2012	$2,038	$—	$16	$2,054

During 2012, the Company completed the sale of the land and building associated with a former flexible packaging facility in Canada and a former fulfillment service center in the United States. The majority of the 2012 activity in “Asset Impairment/Disposal of Assets” in the table above relates to these sales.

Included in 2011 charges above is a loss of $6,689 from the sale of a plastics business in Brazil for which the Company received net proceeds of $3,849. Annual sales of this business were approximately $27,000. Partially offsetting the loss was a gain of $1,053 from the sale of a small tubes and cores business in the United States for which the Company received net proceeds of $1,150. Additional impairment charges totaling $8,288 were recorded in 2011 related primarily to the difference between fair market value and net book value of a fulfillment service center building held for sale and the write down of thermoformed plastic manufacturing equipment not redeployed upon the closure of a manufacturing facility in Canada. Other impairment charges stemmed from the announced closure of a flexible packaging facility in Canada and the subsequent decision not to use certain machinery and equipment acquired in the 2010 acquisition of a tube and core business in Greece.

“Other Costs” consist primarily of lease termination costs and costs related to plant closures including the cost of equipment removal, utilities, plant security, property taxes and

F10	FORM 10-K SONOCO 2012 ANNUAL REPORT

insurance. The Company expects to pay the majority of the remaining 2011 Actions restructuring costs by the end of 2013 using cash generated from operations.

2010 and earlier actions

2010 and Earlier Actions are comprised of a number of plant closures and workforce reductions initiated prior to 2011.

Below is a summary of 2010 and Earlier Actions and related expenses by type incurred.

	Year Ended December 31,
2010 and Earlier Actions	2012	2011	2010
Severance and Termination Benefits
Paper and Industrial Converted Products	$(59)	$545	$4,329
Consumer Packaging	(8)	130	1,083
Display and Packaging	—	(3)	1,593
Protective Solutions	—	—	60
Corporate	—	11	312
Asset Impairment/Disposal of Assets
Paper and Industrial Converted Products	(1,861)	(968)	(3,009)
Consumer Packaging	—	(10)	535
Display and Packaging	—	(429)	(136)
Other Costs
Paper and Industrial Converted Products	1,741	2,057	5,024
Consumer Packaging	51	464	1,123
Display and Packaging	—	244	513
Total Charges and Adjustments	$(136)	$2,041	$11,427

The following table sets forth the activity in the 2010 and Earlier Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets:

2010 and Earlier Actions Accrual Activity	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability, December 31, 2010	$6,248	$—	$770	$7,018
2011 charges	674	254	3,529	4,457
Adjustments	8	(1,661)	(763)	(2,416)
Cash receipts/(payments)	(3,121)	5,872	(3,321)	(570)
Asset write downs/disposals	—	(4,465)	—	(4,465)
Foreign currency translation	3	—	12	15
Liability, December 31, 2011	$3,812	$—	$227	$4,039
2012 charges	45	(661)	1,792	1,176
Adjustments	(112)	(1,200)	—	(1,312)
Cash receipts/(payments)	(648)	6,309	(1,945)	3,716
Asset write downs/disposals	—	(4,448)	—	(4,448)
Foreign currency translation	4	—	—	4
Liability, December 31, 2012	$3,101	$—	$74	$3,175

“Adjustments” consists primarily of a gain in 2012 on the sale of the land and buildings associated with a previously closed paper mill in Canada and 2011 gains from the sales of both the land and buildings at a former tube and core facility in Canada and machinery and equipment at a point-of-purchase display facility in the United States. “Other Costs” consist primarily of lease termination costs and costs related to plant closures including the cost of equipment removal, utilities, plant security, property taxes and insurance. The Company expects to recognize future pretax charges of approximately $500 associated with 2010 and Earlier Actions.

The accrual for 2010 and Earlier Actions relates primarily to a pension withdrawal liability associated with a former paper mill in the United States and building lease terminations. The Company expects to pay the majority of the remaining 2010 and Earlier Actions restructuring costs by the end of 2013 using cash generated from operations.

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

5. Cash and cash equivalents

At December 31, 2012 and 2011, outstanding checks totaling $11,790 and $12,989, respectively, were included in “Payable to suppliers” on the Company’s Consolidated Balance Sheets. In addition, outstanding payroll checks of $446 and $848 as of December 31, 2012 and 2011, respectively, were included in “Accrued wages and other compensation” on the Company’s Consolidated Balance Sheets.

The Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. The Company’s Consolidated Balance Sheets reflect a net cash deposit under this pooling arrangement of $11,060 and $3,569 as of December 31, 2012 and 2011, respectively.

F11

6. Property, plant and equipment

Details of the Company’s property, plant and equipment at December 31 are as follows:

	2012	2011
Land	$78,520	$75,798
Timber resources	39,787	39,806
Buildings	467,888	453,106
Machinery and equipment	2,567,403	2,495,276
Construction in progress	142,689	102,708
	3,296,287	3,166,694
Accumulated depreciation and depletion	(2,261,381)	(2,153,072)
Property, plant and equipment, net	$1,034,906	$1,013,622

Estimated costs for completion of capital additions under construction totaled approximately $125,000 at December 31, 2012.

Depreciation and depletion expense amounted to $171,905 in 2012, $163,198 in 2011 and $156,529 in 2010.

The Company has certain properties and equipment that are leased under noncancelable operating leases. Future minimum rentals under noncancelable operating leases with terms of more than one year are as follows: 2013 – $42,000; 2014 – $22,800; 2015 – $19,600; 2016 – $13,700; 2017 – $9,100 and thereafter – $27,700. Total rental expense under operating leases was approximately $68,200 in 2012, $58,200 in 2011 and $49,500 in 2010.

7. Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill by segment for the year ended December 31, 2012, are as follows:

	Consumer Packaging	Paper and Industrial Converted Products	Display and Packaging	Protective Solutions	Total
Balance as of January 1, 2012	$424,062	$252,476	$158,023	$270,215	$1,104,776
Foreign currency translation	3,513	2,230	—	(14)	5,729
Balance as of December 31, 2012	$427,575	$254,706	$158,023	$270,201	$1,110,505

The Company assesses its goodwill for impairment annually and from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. The Company completed its most recent annual goodwill impairment testing during the third quarter of 2012. When assessing goodwill, the Company considers certain qualitative and quantitative factors. Qualitative factors include the macroeconomic environment, Company stock price and market capitalization movement, business strategy changes, and significant customer wins and losses. Quantitative factors include the amount by which the estimated fair value exceeded its current carrying value, current year operating performance as compared to prior projections, and implied fair values from comparable trading and transaction multiples. Based on the results of its qualitative and quantitative assessments performed during the year, the Company has concluded that there has been no impairment of goodwill for any of its reporting units.

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

Although no reporting units failed the qualitative or quantitative assessments noted above, in management’s opinion, the reporting units with significant goodwill having the greatest risk of future impairment if actual results in the future are not as expected are Plastics – Blowmolding, Rigid Paper – Europe and Plastics—Thermoforming. Total goodwill associated with these reporting units was approximately $130,400, $10,000 and $53,200, respectively, at December 31, 2012. Although goodwill of the Display and Packaging reporting unit is not currently at risk for impairment, a large portion of sales in this unit is concentrated in one customer and will be up for negotiation over the next few years. Management expects to retain this business; however, if a significant amount is lost and not replaced, it is possible that a goodwill impairment charge may be incurred. Total goodwill associated with this reporting unit was approximately $158,000 at December 31, 2012.

There have been no triggering events subsequent to the completion of the annual goodwill impairment testing in the third quarter of 2012.

Other intangible assets

Details at December 31 are as follows:

	2012	2011
Other Intangible Assets, Gross:
Patents	$2,224	$2,222
Customer lists	345,133	343,564
Trade names	21,214	21,175
Proprietary technology	17,844	17,818
Land use rights	350	360
Other	4,944	4,925
Other Intangible Assets, Gross	$391,709	$390,064
Accumulated Amortization	$(114,900)	$(85,464)
Other Intangible Assets, Net	$276,809	$304,600

F12	FORM 10-K SONOCO 2012 ANNUAL REPORT

Aggregate amortization expense on intangible assets was $28,498, $16,673 and $13,136 for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expense on intangible assets is expected to approximate $28,300 in 2013, $27,800 in 2014, $26,300 in 2015, $26,000 in 2016 and $25,600 in 2017.

8. Debt

Debt at December 31 was as follows:

	2012	2011
Commercial paper, average rate of 0.37% in 2012 and 0.36% in 2011	$152,000	$27,000
Term loan, due November 2014	135,000	150,000
6.5% debentures due November 2013	118,358	119,149
5.625% debentures due November 2016	75,129	75,093
9.2% debentures due August 2021	4,321	4,321
4.375% debentures due November 2021	248,991	248,877
5.75% debentures due November 2040	604,688	604,856
Foreign denominated debt, average rate of 5.5% in 2012 and 5.3% in 2011	20,358	43,240
Other notes	14,217	14,096
Total debt	1,373,062	1,286,632
Less current portion and short-term notes	273,608	53,666
Long-term debt	$1,099,454	$1,232,966

The Company currently operates a $350,000 commercial paper program, supported by a committed bank credit facility of the same amount. In October 2012, the Company entered into an amended and restated credit agreement for that facility with a syndicate of eight banks. The bank credit facility is committed through October 2017. If circumstances were to prevent the Company from issuing commercial paper, it has the contractual right to draw funds directly on the underlying bank credit facility. Outstanding commercial paper totaled $152,000 and $27,000 at December 31, 2012 and 2011, respectively.

Under Internal Revenue Service rules, U.S. corporations may borrow funds from foreign subsidiaries for up to 30 days without unfavorable tax consequences. At various times throughout 2012 and 2011, including December 31, 2011, the Company utilized this rule to access offshore cash in lieu of issuing commercial paper. Amounts outstanding under the rule at December 31, 2011 totaled $145,000. The Company did not access any offshore cash under this rule at December 31, 2012. These short-term lending arrangements were subsequently settled within the allowable period, resulting in equivalent increases in commercial paper outstanding and cash on hand. Depending on its immediate offshore cash needs, the Company may choose to access such funds again in the future as allowed under the rule.

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

In January 2013, the Company repatriated a total of $233,000 of accumulated offshore cash, using $135,000 to pay off the balance of the term loan. The remainder of the repatriated cash was utilized to pay down commercial paper.

Proceeds from the issuance of $350,000 of 5.75% debentures in November 2010 were used largely to purchase the tenders of a portion of the Company’s outstanding 6.5%, 5.625% and 9.2% debentures. In conjunction with these purchases, the Company recognized a pretax loss from the early extinguishment of debt in 2010 totaling $48,617 pretax.

At December 31, 2012, the Company had approximately $124,000 available under unused short-term lines of credit. These short-term lines of credit are for general Company purposes, with interest at mutually agreed-upon rates.

Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires the Company to maintain a minimum level of interest coverage, and a minimum level of net worth, as defined. As of December 31, 2012, the Company had substantial tolerance above the minimum levels required under these covenants.

The principal requirements of debt maturing in the next five years are: 2013 – $273,608; 2014 – $1,777; 2015 – $1,752; 2016 – $76,831 and 2017 – $153,702.

9. Financial instruments and derivatives

The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments where the carrying amount differs from the fair value.

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$1,099,454	$1,214,292	$1,232,966	$1,282,727

The carrying value of cash and cash equivalents, short-term debt and long-term variable-rate debt approximates fair value. The fair value of long-term debt is based on trade information in the financial markets of the Company’s public debt or is determined by discounting future cash flows using interest rates available to the Company for issues with similar terms and average maturities. It is considered a Level 2 fair value measurement.

Cash flow hedges

At December 31, 2012 and 2011, the Company had derivative financial instruments outstanding to hedge antici-

F13

pated transactions and certain asset and liability related cash flows. To the extent considered effective, the changes in fair value of these contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which the hedged item impacts earnings.

Commodity cash flow hedges

The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas, aluminum and old corrugated containers (OCC). At December 31, 2012, natural gas swaps covering approximately 7.3 million MMBTUs were outstanding. These contracts represent approximately 77% and 38% of anticipated U.S. and Canadian usage for 2013 and 2014, respectively. Additionally, the Company had swap contracts covering 4,161 metric tons of aluminum representing approximately 41% of anticipated usage for 2013, and 14,625 short tons of OCC representing approximately 2% of anticipated usage for 2013. The fair values of the Company’s commodity cash flow hedges were in loss positions totaling $(6,286) and $(13,989) at December 31, 2012 and 2011, respectively. The amount of the loss included in accumulated other comprehensive loss at December 31, 2012, expected to be reclassified to the income statement during the next twelve months is $(4,546).

Foreign currency cash flow hedges

The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases forecasted to occur in 2013. The net positions of these contracts at December 31, 2012, were as follows:

Currency	Action	Quantity
Colombian peso	Purchase	19,272,255
Mexican peso	Purchase	324,001
Euro	Purchase	197,264
Canadian dollar	Purchase	50,123
Turkish lira	Purchase	4,785
British pound	Purchase	2,652
Polish zloty	Purchase	2,024
New Zealand dollar	Sell	(1,122)
Australian dollar	Sell	(3,794)

The fair values of the Company’s foreign currency cash flow hedges were $(4,483) and $608 at December 31, 2012 and 2011, respectively. During 2012, certain foreign currency cash flow hedges related to construction in progress were settled as the capital expenditures were made. Gains totaling $26 and $498 were reclassified from accumulated other comprehensive loss and netted against the carrying value of the capitalized expenditures during the years ended December 31, 2012 and 2011, respectively. The amount of the loss included in accumulated other comprehensive loss at December 31, 2012, expected to be reclassified to the income statement during the next twelve months is $(4,630).

Other derivatives

The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and existing foreign currency denominated receivables and payables. The Company does not apply hedge accounting treatment under ASC 815 for these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur. The net positions of these contracts at December 31, 2012, were as follows:

Currency	Action	Quantity
British pound	Purchase	3,628
Canadian dollar	Purchase	1,544
Euro	Sell	(8,885)
Colombian peso	Sell	(15,520,438)

The fair value of the Company’s other derivatives was $708 and $(746) at December 31, 2012 and 2011, respectively.

The Company has determined all derivatives for which it has applied hedge accounting under ASC 815 to be highly effective and as a result no material ineffectiveness has been recorded during the periods presented.

The following table sets forth the location and fair values of the Company’s derivative instruments:

		Fair Value at December 31
Description	Balance Sheet Location	2012	2011
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$201	$—
Commodity Contracts	Accrued expenses and other	$(4,760)	$(10,234)
Commodity Contracts	Other liabilities	$(1,727)	$(3,755)
Foreign Exchange Contracts	Prepaid expenses	$725	$1,097
Foreign Exchange Contracts	Accrued expenses and other	$(5,208)	$(489)
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Prepaid expenses	$679	$2
Foreign Exchange Contracts	Other Assets	$36	$—
Foreign Exchange Contracts	Accrued expenses and other	$(7)	$(748)

F14	FORM 10-K SONOCO 2012 ANNUAL REPORT

The following table sets forth the effect of the Company’s derivative instruments on financial performance for the twelve months ended December 31, 2012, excluding the losses on foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$(1,421)	Net sales	$1,359	Net sales	$—

		Cost of sales	$2,340	Cost of sales	$—

Commodity Contracts	$(3,961)	Cost of sales	$(11,494)	Cost of sales	$(19)

		Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts		Cost of sales	$18

		Selling, general and administrative	$690

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

F15

10. Fair value measurements

Fair value is defined as exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

Level 1 –	Observable inputs such as quoted market prices in active markets;

Level 2 –	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 –	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following tables set forth information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis:

Description	December 31, 2012	Level 1	Level 2	Level 3
Hedge derivatives, net
Commodity contracts	$(6,286)	$—	$(6,286)	$—
Foreign exchange contracts	(4,483)	—	(4,483)	—
Non-hedge derivatives, net
Foreign exchange contracts	708	—	708	—
Deferred compensation plan assets	2,585	2,585	—	—
Postretirement benefit plan assets:
Mutual funds (a)	871,988	62,274	809,714	—
Fixed income securities (b)	226,828	—	226,828	—
Common stocks	61,756	61,756	—	—
Short-term investments (c)	8,857	3,834	5,023	—
Hedge fund of funds (d)	71,685	—	71,685	—
Real estate funds (e)	45,892	—	45,892	—
Cash and accrued income	2,048	2,048	—	—
Forward contracts	(485)	—	(485)	—
Total postretirement benefit plan assets	$1,288,569	$129,912	$1,158,657	$—

Description	December 31, 2011	Level 1	Level 2	Level 3
Hedge derivatives, net
Commodity contracts	$(13,989)	$—	$(13,989)	$—
Foreign exchange contracts	608	—	608	—
Non-hedge derivatives, net
Foreign exchange contracts	(746)	—	(746)	—
Deferred compensation plan assets	2,279	2,279	—	—
Postretirement benefit plan assets:
Mutual funds (a)	722,811	53,987	668,824	—
Fixed income securities (b)	197,233	—	197,233	—
Common stocks	81,519	81,519	—	—
Short-term investments (c)	31,804	13,275	18,529	—
Hedge fund of funds (d)	67,779	—	67,779	—
Real estate funds (e)	45,682	—	45,682	—
Cash and accrued income	2,582	2,582	—	—
Forward contracts	348	—	348	—
Total postretirement benefit plan assets	$1,149,758	$151,363	$998,395	$—
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
(d)

This category includes investments in a number of funds representing a variety of strategies intended to diversify risks and reduce volatility. It includes event-driven credit and equity investments targeted at economic policy decisions, long and short positions in U.S. and international equities, arbitrage investments and emerging market equity investments.

(e)	This category includes investments in real estate funds (including office, industrial, residential and retail) primarily throughout the United States.

F16	FORM 10-K SONOCO 2012 ANNUAL REPORT

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

11. Share-based compensation plans

The Company provides share-based compensation to certain employees and non-employee directors in the form of stock options, stock appreciation rights, restricted stock units and other share-based awards. Awards issued prior to 2009 were issued pursuant to the 1991 Key Employee Stock Plan (the “1991 Plan”) or the 1996 Non-Employee Directors Stock Plan (the “1996 Plan”). Awards issued after 2008 and prior to 2012 were issued pursuant to the Sonoco Products Company 2008 Long-Term Incentive Plan (the “2008 Plan”). Awards issued after 2012 were issued pursuant to the Sonoco Products Company 2012 Long-Term Incentive Plan (the “2012 Plan”) , which became effective upon approval by the shareholders on April 18, 2012. The maximum number of shares of common stock that may be issued under the 2012 Plan was set at 10,500,000 shares, subject to certain adjustments, which includes all awards that were granted, forfeited or expired during 2012 under all previous plans. At December 31, 2012, a total of 7,926,290 shares remain available for future grant under the 2012 Plan. After the effective date of the 2012 Plan, no awards may be granted under any previous plan. The Company issues new shares for stock option and stock appreciation right exercises and stock unit conversions. Although the Company from time to time has repurchased shares to replace its authorized shares issued under its stock compensation plans, there is no specific schedule or policy to do so. The Company’s stock-based awards to non-employee directors have not been material.

Accounting for share-based compensation

For stock appreciation rights granted to retiree-eligible employees, the service completion date is assumed to be the grant date; therefore, expense associated with share-based compensation to these employees is recognized at that time.

Total compensation cost for share-based payment arrangements was $8,851, $12,102 and $15,804, for 2012, 2011 and 2010, respectively. The related tax benefit recognized in net income was $3,113, $4,421, and $5,936, for the same years, respectively. Share-based compensation expense is included in “Selling, general and administrative expenses” in the Consolidated Statements of Income.

An “excess” tax benefit is created when the tax deduction for an exercised stock option, exercised stock appreciation right or converted stock unit exceeds the compensation cost that has been recognized in income. The excess tax benefit is not recognized on the income statement, but rather on the balance sheet as “Capital in excess of stated value.” The additional net excess tax benefit realized was $2,682, $4,018 and $4,209 for 2012, 2011 and 2010, respectively.

Stock appreciation rights (SARs) and stock options

The Company typically grants stock appreciation rights annually on a discretionary basis to key employees. In 2006, the Company began to grant stock appreciation rights (SARs) instead of stock options. SARs are granted at market, vest over one year, have seven-year terms and can be settled only in stock. Prior to 2006, stock options were granted at market (had an exercise price equal to the closing market price on the date of grant), had 10-year terms and vested over one year, except for the options granted in 2005, which vested immediately. Both stock options and SARs are exercisable upon vesting. On February 8, 2012, the Company granted to employees a total of 734,310 stock-settled SARs. All SARs were granted at the closing market price on the date of grant. As of December 31, 2012, unrecognized compensation cost related to nonvested SARs totaled $242. This cost will be recognized over the remaining weighted-average vesting period of approximately two months.

The weighted-average fair value of SARs granted was $6.57, $8.42 and $6.30 per share in 2012, 2011 and 2010, respectively. The Company computed the estimated fair values of all SARs using the Black-Scholes option-pricing model applying the assumptions set forth in the following table:

	2012	2011	2010
Expected dividend yield	3.5%	3.1%	3.8%
Expected stock price volatility	32.3%	33.8%	33.3%
Risk-free interest rate	2.1%	2.1%	2.4%
Expected life of SARs	4 years	4 years	4 years

The assumptions employed in the calculation of the fair value of SARs were determined as follows:

•	Expected dividend yield – the Company’s annual dividend divided by the stock price at the time of grant.
•	Expected stock price volatility – based on historical volatility of the Company’s common stock measured weekly for a time period equal to the expected life.
•	Risk-free interest rate – based on U.S. Treasury yields in effect at the time of grant for maturities equal to the expected life.
•	Expected life – calculated using the simplified method as prescribed in U.S. GAAP, where the expected life is

F17

equal to the sum of the vesting period and the contractual term divided by two.

The following tables summarize information about stock options and SARs outstanding and exercisable at December 31, 2012. At December 31, 2012, the fair market value of the Company’s stock used to calculate intrinsic value was $29.73 per share.

	Options and SARs Vested and Expected to Vest
Range of Exercise Prices	Number Outstanding	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price	Aggregate Intrinsic Value
$21.15 - $28.46	1,483,520	2.2 years	$24.76	$7,373
$28.48 - $32.94	1,861,060	4.3 years	$30.42	$986
$33.14 - $43.83	1,706,160	2.2 years	$35.96	$—

$21.15 - $43.83	5,050,740	3.0 years	$30.63	$8,359

	Options and SARs Exercisable
Range of Exercise Prices	Number Exercisable	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price	Aggregate Intrinsic Value
$21.15 - $28.46	1,483,520	2.2 years	$24.76	$7,373
$28.48 - $32.94	1,134,550	3.2 years	$28.87	$986
$33.14 - $43.83	1,706,160	2.2 years	$35.96	$—

$21.15 - $43.83	4,324,230	2.5 years	$30.26	$8,359

The activity related to the Company’s stock options and SARs is as follows:

	Nonvested	Vested	Total	Weighted- average Exercise Price
Outstanding, December 31, 2011	604,550	4,304,905	4,909,455	$29.58
Vested	(604,550)	604,550	—
Granted	734,310	—	734,310	$32.85
Exercised	—	(531,921)	(531,921)	$23.69
Forfeited/Expired	(7,800)	(53,304)	(61,104)	$33.78

Outstanding, December 31, 2012	726,510	4,324,230	5,050,740	$30.63

The aggregate intrinsic value of options and SARs exercised during the years ended December 31, 2012, 2011 and 2010 was $4,193, $10,123 and $11,270, respectively. Cash received by the Company on option exercises was $9,739, $21,253 and $23,155 for the same years, respectively.

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

For the awards granted in 2012 and 2011, the total PCSUs that could ultimately vest ranges from 284,281 to 852,841. The 2012 awards can range from 160,868 to 482,603 units and are tied to the three-year period ending December 31, 2014. The 2011 awards can range from 123,413 to 370,238 units and are tied to the three-year period ending December 31, 2013.

The three-year performance cycle for the 2010 awards was completed on December 31, 2012. Based on performance, 184,295 stock units were awarded, all of which qualified for vesting on December 31, 2012. The intrinsic value of the awards vesting in 2012 was $4,701.

The three-year performance cycle for the 2008 awards was completed on December 31, 2010. Based on performance, 95,698 stock units were awarded, the minimum provided for under the award. A total of 56,039 stock units qualified for vesting and vested on December 31, 2010. An additional 20,725 stock units vested on December 31, 2011, with the remaining 18,934 units vesting on December 31, 2012. The intrinsic value of the awards vesting in 2012 was $470.

Noncash stock-based compensation associated with PCSUs totaled $2,164, $5,354 and $9,660 for 2012, 2011 and 2010, respectively. As of December 31, 2012, there was approximately $7,197 of total unrecognized compensation cost related to nonvested PCSUs. This cost is expected to be recognized over a weighted-average period of 28 months.

Restricted stock awards

Since 1994, the Company has from time to time granted awards of restricted stock units to certain of the Company’s executives. These awards normally vest over a five-year period with one-third vesting on each of the third, fourth and fifth anniversaries of the grant. An executive must be actively employed by the Company on the vesting date for shares to be issued. However, in the event of the executive’s death, disability or retirement prior to full vesting, shares will be issued on a pro rata basis up through the time the executive’s employment ceases. Participants can elect to defer receipt. Once vested, these awards do not expire. As of December 31, 2012, a total of 431,534 restricted stock units remained outstanding, 346,043 of which were vested. During 2012, 35,796 restricted stock units vested and 20,001 restricted stock units were granted. Noncash stock-based compensation associated with restricted stock grants totaled $869, $365 and $680 for 2012, 2011 and 2010, respectively. As of December 31, 2012, there was $864 of total unrecognized compensation cost related to nonvested restricted stock units. This cost is expected to be recognized over a weighted-average period of 14 months.

F18	FORM 10-K SONOCO 2012 ANNUAL REPORT

The activity related to the PCSUs and restricted stock units is as follows:

	Nonvested	Vested	Total	Average Grant Date Fair Value Per Share
Outstanding, December 31, 2011	587,737	1,236,998	1,824,735	$27.37
Granted	294,143	—	294,143	$29.92
Performance adjustments	(154,958)	1,229	(153,729)	$24.67
Vested	(239,025)	239,025	—
Converted	—	(335,404)	(335,404)	$23.87
Dividend equivalents	4,217	37,055	41,272	$31.43

Outstanding, December 31, 2012	492,114	1,178,903	1,671,017	$27.83

Deferred compensation plans

Certain officers and directors of the Company may elect to defer a portion of their compensation in the form of stock units. Units are granted as of the day the cash compensation would have otherwise been paid using the closing price of the Company’s common stock on that day. The units immediately vest and earn dividend equivalents. Units are distributed in the form of common stock upon retirement over a period elected by the employee or director. Cash compensation totaling $1,063 was deferred as stock units during 2012, resulting in 33,511 units being granted.

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

The components of net periodic benefit cost include the following:

	2012	2011	2010
Retirement Plans
Service cost	$23,551	$20,796	$19,647
Interest cost	69,928	70,869	71,678
Expected return on plan assets	(83,758)	(84,015)	(77,882)
Amortization of net transition obligation	483	464	445
Amortization of prior service cost	409	335	139
Amortization of net actuarial loss	37,904	24,911	35,736
Effect of settlement loss	70	—	—
Other	—	92	212
Net periodic benefit cost	$48,587	$33,452	$49,975

Retiree Health and Life Insurance Plans
Service cost	$820	$1,016	$1,139
Interest cost	1,120	1,583	2,169
Expected return on plan assets	(1,526)	(1,446)	(1,385)
Amortization of prior service credit	(6,491)	(7,882)	(10,182)
Amortization of net actuarial loss	(2)	927	1,611
Net periodic benefit income	$(6,079)	$(5,802)	$(6,648)

The following tables set forth the Plans’ obligations and assets at December 31:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2012	2011	2012	2011
Change in Benefit Obligation
Benefit obligation at January 1	$1,544,730	$1,356,574	$38,097	$40,517
Service cost	23,551	20,796	820	1,016
Interest cost	69,928	70,869	1,120	1,583
Plan participant contributions	609	1,016	1,229	1,514
Plan amendments	648	1,629	—	(133)
Actuarial loss/(gain)	163,194	173,381	(4,540)	(3,185)
Benefits paid	(84,150)	(78,760)	(4,158)	(3,205)
Impact of foreign exchange rates	11,854	(2,999)	13	(10)
Other	4,192	2,224	—	—
Benefit obligation at December 31	$1,734,556	$1,544,730	$32,581	$38,097

F19

	Retirement Plans		Retiree Health and Life Insurance Plans
	2012	2011	2012	2011
Change in Plan Assets
Fair value of plan assets at January 1	$1,129,042	$1,043,366	$20,716	$20,058
Actual return on plan assets	152,907	38,916	2,704	1,020
Company contributions	65,362	132,089	777	1,440
Plan participant contributions	609	1,016	1,229	1,514
Benefits paid	(84,150)	(78,760)	(4,158)	(3,205)
Impact of foreign exchange rates	9,453	(1,947)	—	—
Expenses paid	(5,837)	(5,638)	(85)	(111)
Fair value of plan assets at December 31	$1,267,386	$1,129,042	$21,183	$20,716
Funded Status of the Plans	$(467,170)	$(415,688)	$(11,398)	$(17,381)

	Retirement Plans		Retiree Health and Life Insurance Plans
	2012	2011	2012	2011
Total Recognized Amounts in the Consolidated Balance Sheets
Current liabilities	$(16,068)	$(13,212)	$(1,250)	$(1,026)
Noncurrent liabilities	(451,102)	(402,476)	(10,148)	(16,355)
Net liability	$(467,170)	$(415,688)	$(11,398)	$(17,381)

Items not yet recognized as a component of net periodic pension cost that are included in Accumulated Other Comprehensive Loss (Income) as of December 31, 2012 and 2011, are as follows:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2012	2011	2012	2011
Net actuarial loss	$742,579	$680,134	$2,349	$7,980
Prior service cost/(credit)	2,658	2,418	(4,407)	(10,898)
Net transition obligation	975	1,458	—	—
	$746,212	$684,010	$(2,058)	$(2,918)

The amounts recognized in Other Comprehensive Loss/(Income) during 2012 and 2011 include the following:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2012	2011	2012	2011
Adjustments arising during the period:
Net actuarial loss/(gain)	$100,349	$222,913	$(5,633)	$(2,647)
Prior service cost/(credit)	649	1,619	—	(133)
Reversal of amortization:
Net actuarial loss	(37,904)	(24,911)	2	(927)
Prior service cost/(credit)	(409)	(335)	6,491	7,882
Net transition obligation	(483)	(464)	—	—
Total recognized in other comprehensive loss/(income)	$62,202	$198,822	$860	$4,175
Total recognized in net periodic benefit cost and other comprehensive loss/(income)	$110,789	$232,274	$(5,219)	$(1,627)

Of the amounts included in Accumulated Other Comprehensive Loss/(Income) as of December 31, 2012, the portions the Company expects to recognize as components of net periodic benefit cost in 2013 are as follows:

	Retirement Plans	Retiree Health and Life Insurance Plans
Net actuarial loss	$43,532	$(3)
Prior service cost/(credit)	417	(2,973)
Net transition obligation	451	—
	$44,400	$(2,976)

The accumulated benefit obligation for all defined benefit plans was $1,665,597 and $1,480,657 at December 31, 2012 and 2011, respectively.

The projected benefit obligation (PBO), accumulated benefit obligation (ABO) and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were, $1,734,556, $1,665,597 and $1,267,385, respectively, as of December 31, 2012, and $1,544,730, $1,480,657 and $1,129,041, respectively, as of December 31, 2011.

F20	FORM 10-K SONOCO 2012 ANNUAL REPORT

The following table sets forth the Company’s projected benefit payments for the next ten years:

Year	Retirement Plans	Retiree Health and Life Insurance Plans
2013	$92,793	$2,950
2014	$91,496	$3,118
2015	$91,386	$3,273
2016	$89,193	$3,226
2017	$91,645	$3,138
2018-2022	$489,111	$12,682

Assumptions

The following tables set forth the major actuarial assumptions used in determining the PBO, ABO and net periodic cost:

Weighted- average assumptions used to determine benefit obligations at December 31	U.S. Retirement Plans	U.S. Retiree Health and Life Insurance Plans	Foreign Plans
Discount Rate
2012	3.90%	3.16%	3.50-4.40%
2011	4.45%	3.76%	4.36-5.31%
Rate of Compensation Increase
2012	4.29%	3.51%	2.50-3.50%
2011	4.63%	4.15%	2.50-3.50%

Weighted- average assumptions used to determine net periodic benefit cost for years ended December 31	U.S. Retirement Plans	U.S. Retiree Health and Life Insurance Plans	Foreign Plans
Discount Rate
2012	4.45%	3.76%	4.36-5.31%
2011	5.21%	4.37%	4.40-6.00%
2010	5.74%	5.08%	5.00-6.75%
Expected Long-term Rate of Return
2012	7.79%	7.52%	3.75-6.25%
2011	7.79%	8.00%	3.75-7.40%
2010	8.50%	8.50%	3.75-7.50%
Rate of Compensation Increase
2012	4.63%	4.15%	2.50-3.50%
2011	4.49%	4.29%	2.50-4.50%
2010	4.59%	4.38%	2.50-4.00%

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

Healthcare Cost Trend Rate	Pre-age 65	Post-age 65
2012	8.00%	8.30%
2011	8.00%	8.00%

Ultimate Trend Rate	Pre-age 65	Post-age 65
2012	6.15%	6.16%
2011	5.50%	5.50%

Year at which the Rate Reaches the Ultimate Trend Rate	Pre-age 65	Post-age 65
2012	2045	2045
2011	2017	2017

Increasing the assumed trend rate for healthcare costs by one percentage point would increase the accumulated postretirement benefit obligation (the APBO) and total service and interest cost component approximately $508 and $48, respectively. Decreasing the assumed trend rate for healthcare costs by one percentage point would decrease the APBO and total service and interest cost component approximately $462 and $43, respectively. Based on amendments to the U.S. plan approved in 1999, which became effective in 2003, cost increases borne by the Company are limited to the Urban CPI, as defined.

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

F21

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

Retirement plan assets

The following table sets forth the weighted-average asset allocations of the Company’s retirement plans at December 31, 2012 and 2011, by asset category.

Asset Category		U.S.	U.K.	Canada
Equity securities	2012 2011	52.1% 49.6%	67.3% 69.2%	66.0% 59.6%

Debt securities	2012 2011	36.0% 37.4%	31.9% 30.0%	32.7% 39.0%

Alternative	2012 2011	11.8% 12.6%	0.0% 0.0%	0.0% 0.0%

Cash and short-term investments	2012 2011	0.1% 0.4%	0.8% 0.8%	1.3% 1.4%
Total	2012 2011	100.0% 100.0%	100.0% 100.0%	100.0% 100.0%

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

At December 31, 2012, postretirement benefit plan assets totaled $1,288,568, of which $980,947 were assets of the U.S. Defined Benefit Plan.

U.S. defined benefit plans

The equity investments consist of direct ownership and funds and are diversified among U.S. and non-U.S. stocks of small to large capitalizations. Following the December 2010 amendment that split the U.S. qualified defined benefit pension plan into the Active Plan and the Inactive Plan effective January 1, 2011, the Company completed separate asset/liability studies for both plans during 2011 and adopted revised investment guidelines for each. The revised guidelines establish a dynamic de-risking framework that will gradually shift the allocation of assets to long-duration domestic fixed income from equity and other asset categories, as the relative funding ratio of each plan increases over time. The current target allocation (midpoint) for the Inactive Plan investment portfolio is: Equity Securities – 49%, Debt Securities – 40%, Alternative – 11% and Cash – 0%. The current target allocation (midpoint) for the Active Plan investment portfolio is: Equity Securities – 57%, Debt Securities – 30%, Alternative – 13% and Cash – 0%.

United Kingdom defined benefit plan

The equity investments consist of direct ownership and funds and are diversified among U.K. and international stocks of small and large capitalizations. The current target allocation (midpoint) for the investment portfolio is: Equity Securities – 72%, Debt Securities – 22%, Alternative – 5% and Cash – 1%.

Canada defined benefit plan

The equity investments consist of direct ownership and funds and are diversified among Canadian and international stocks of primarily large capitalizations and short to intermediate duration corporate and government bonds. The current target allocation (midpoint) for the investment portfolio is: Equity Securities – 60%, Debt Securities – 40%, Alternative – 0% and Cash – 0%.

Retiree health and life insurance plan assets

The following table sets forth the weighted-average asset allocations of the Company’s U.S. retiree health and life insurance plan at December 31, 2012 and 2011, by asset category. As mentioned previously, the U.S. Retiree Health and Life Insurance Plan comprises approximately 98% of the Retiree Health liability. Therefore, the following information relates to the U.S. Plan only.

Asset Category
Equity securities
2012	54.6%
2011	46.8%
Debt securities
2012	37.9%
2011	44.4%
Alternative
2012	7.1%
2011	7.7%
Cash
2012	0.4%
2011	1.1%
Total
2012	100.0%
2011	100.0%

F22	FORM 10-K SONOCO 2012 ANNUAL REPORT

Contributions

Based on current actuarial estimates, the Company anticipates that the total contributions to its retirement plans and retiree health and life insurance plans will be approximately $43,000 in 2013. No assurances can be made, however, about funding requirements beyond 2013, as they will depend largely on actual investment returns and future actuarial assumptions.

Sonoco Savings Plan

The Sonoco Savings Plan is a defined contribution retirement plan provided for the Company’s U.S. employees. In accordance with the Internal Revenue Service’s “Safe Harbor” matching contributions and vesting provisions, the plan had provided 100% Company matching on the first 3% of compensation contributed by the participant as pretax contributions, 50% Company matching on the next 2% of compensation contributed by the participant as pretax contributions and 100% immediate vesting. The plan also provides for participant contributions of 1% to 30% of gross pay. The Company’s matching contribution to the Sonoco Savings Plan was temporarily suspended effective June 1, 2009. A modified matching contribution was subsequently reinstated by the Company effective January 1, 2010. Under the modified matching arrangement, the Company matches 50% on the first 4% of compensation contributed by the participant as pretax contributions. The Company’s expenses related to the plan for 2012, 2011 and 2010 were approximately $8,920, $8,670 and $7,950, respectively.

Sonoco Investment and Retirement Plan

The Sonoco Investment and Retirement Plan (SIRP) is a defined contribution pension plan provided for the Company’s salaried and non-union U.S. employees who were hired on or after January 1, 2004, or those former participants in the Company’s U.S. qualified defined benefit pension plan who elected to transfer into the SIRP under a one-time option effective January 1, 2010. The Company makes an annual contribution of 4% of all eligible pay plus 4% of eligible pay in excess of the Social Security wage base to eligible participant accounts. Participants are fully vested after five years of service or upon reaching age 55, if earlier. The Company’s expenses related to the plan for 2012, 2011 and 2010 were approximately $10,350, $9,200 and $9,300, respectively. Cash contributions to the SIRP totaled $8,920, $8,568 and $4,822 in 2012, 2011 and 2010, respectively.

Other plans

The Company also provides retirement and postretirement benefits to certain other non-U.S. employees through various Company-sponsored and local government sponsored defined contribution arrangements. For the most part, the liabilities related to these arrangements are funded in the period they arise. The Company’s expenses for these plans were not material for all years presented.

13. Income taxes

The provision for taxes on income for the years ended December 31 consists of the following:

	2012	2011	2010
Pretax income
Domestic	$202,594	$208,588	$183,447
Foreign	84,480	75,818	71,007
Total pretax income	$287,074	$284,406	$254,454
Current
Federal	$57,424	$27,920	$26,560
State	5,891	5,910	2,714
Foreign	22,123	34,794	22,713
Total current	$85,438	$68,624	$51,987
Deferred
Federal	$13,552	$34,992	$23,744
State	6,303	6,249	1,187
Foreign	(1,534)	(31,442)	(12,433)
Total deferred	$18,321	$9,799	$12,498
Total taxes	$103,759	$78,423	$64,485

Deferred tax liabilities/(assets) are comprised of the following at December 31:

	2012	2011
Depreciation	$109,973	$114,037
Intangibles	156,859	150,962
Gross deferred tax liabilities	$266,832	$264,999
Retiree health benefits	$(6,661)	$(10,871)
Foreign loss carryforwards	(89,115)	(87,689)
U.S. Federal loss carryforwards	(26,967)	(33,995)
Capital loss carryforwards	(3,769)	(6,101)
Employee benefits	(215,907)	(183,690)
Accrued liabilities and other	(83,335)	(87,213)
Gross deferred tax assets	$(425,754)	$(409,559)
Valuation allowance on deferred tax assets	$61,563	$55,713
Total deferred taxes, net	$(97,359)	$(88,847)

Federal operating loss carryforwards of approximately $77,000 remain from the Tegrant acquisition. The use of these losses is limited by U.S. tax law, but it is expected that these losses will be fully utilized prior to their expiration. These carryforwards expire at various times between 2023 and 2031, depending on the year incurred. The Company does not have any other U.S. federal operating loss carryforwards. Foreign subsidiary loss carryforwards of approximately $350,000 remain at December 31, 2012. Their use is limited to future taxable earnings of the respective foreign subsidiaries. Approximately $237,000 of these loss carryforwards do not have an expiration date. The remaining loss carryforwards expire at various dates in the future. Approximately $16,400 of state loss carryforwards and $5,000 of state credit carryforwards remain at December 31, 2012. The state loss and credit carryforwards expire at various dates in the future.

F23

A reconciliation of the U.S. federal statutory tax rate to the actual consolidated tax expense is as follows:

	2012		2011		2010
Statutory tax rate	$100,476	35.0%	$99,542	35.0%	$89,059	35.0%
State income taxes, net of federal tax benefit	4,444	1.5	6,370	2.2	4,308	1.7
Valuation allowance	5,201	1.8	(20,533)	(7.2)	(5,788)	(2.3)
Tax examinations including change in reserve for uncertain tax positions	424	0.1	6,313	2.2	(2,878)	(1.1)
Change in estimates related to prior years	(2,111)	(0.7)	(1,006)	(0.4)	1,274	0.5
Foreign earnings taxed at other than U.S. rates	(8,224)	(2.9)	(9,730)	(3.4)	(17,153)	(6.8)
U.S. taxes on dividends from foreign subsidiaries	11,744	4.1	—	—	—	—
Effect of tax rate changes enacted during the year	(1,399)	(0.5)	(952)	(0.3)	645	0.3
Deduction related to qualified production activities	(4,325)	(1.5)	(2,860)	(1.0)	(3,162)	(1.2)
Other, net	(2,471)	(0.8)	1,279	0.4	(1,820)	(0.7)
Total taxes	$103,759	36.1%	$78,423	27.5%	$64,485	25.3%

The change in “Tax examinations including change in reserve for uncertain tax positions” is shown net of associated deferred taxes and accrued interest. Included in the change are net increases of approximately $4,300, $9,800 and $5,200 for uncertain items arising in 2012, 2011 and 2010, respectively. Also included are adjustments related to prior year items, primarily decreases related to lapses of statutes of limitations in international, federal and state jurisdictions as well as overall changes in facts and judgment. These adjustments decreased the reserve by a total of approximately $(3,800), $(3,500) and $(13,300) in 2012, 2011 and 2010, respectively.

In many of the countries in which the Company operates, earnings are taxed at rates lower than in the U.S. This benefit is reflected in “Foreign earnings taxed at other than U.S. rates” along with other items, if any, that impacted taxes on foreign earnings in the periods presented. Included in 2010 is a $5,474 benefit from a regulatory clarification of a 2009 change in Mexican tax law.

The benefits included in “Change in estimates related to prior years” for each of the years presented consist primarily of adjustments to deferred tax assets and liabilities arising from the availability of more accurate estimates.

Included in “Valuation Allowance” in 2011 is a benefit of $24,282 from the release of a valuation allowance against net operating losses in France. Improved operating results and anticipated benefits from planned restructuring actions provided the Company with sufficient evidence to conclude that it was more likely than not that the assets could be recovered.

The Company initiated a repatriation of approximately $260,000 of cash from certain foreign subsidiaries during 2012 and has accrued the U.S. tax liability associated with these payments. Exclusive of such amounts, undistributed earnings of international subsidiaries totaled $502,600 at December 31, 2012. Deferred taxes have not been provided on the undistributed earnings, as the Company considers these amounts to be indefinitely reinvested to finance the growth and expansion of its international operations. Computation of the potential deferred tax liability associated with those unremitted earnings deemed to be indefinitely reinvested is not practicable. If such amounts were remitted, loaned to the Company, or the stock in the foreign subsidiaries sold, these earnings could become subject to tax.

Reserve for uncertain tax positions

The following table sets forth the reconciliation of the gross amounts of unrecognized tax benefits at the beginning and ending of the periods indicated:

	2012	2011	2010
Gross Unrecognized Tax Benefits at January 1	$32,800	$28,100	$45,600
Increases in prior years’ unrecognized tax benefits	4,300	600	4,700
Decreases in prior years’ unrecognized tax benefits	(4,200)	(1,600)	(16,600)
Increases in current year unrecognized tax benefits	4,300	11,200	5,800
Decreases in unrecognized tax benefits from the lapse of statutes of limitations	(4,700)	(4,500)	(7,000)
Settlements	(1,200)	(1,000)	(4,400)
Gross Unrecognized Tax Benefits at December 31	$31,300	$32,800	$28,100

Of the unrecognized tax benefit balances at December 31, 2012 and December 31, 2011, approximately $23,900 and $24,700, respectively, would have an impact on the effective tax rate if ultimately recognized.

Interest and/or penalties related to income taxes are reported as part of income tax expense. The Company had approximately $4,400 and $4,100 accrued for interest related to uncertain tax positions at December 31, 2012 and December 31, 2011, respectively. Tax expense for the year ended December 31, 2012, includes approximately $300 of interest expense, which is comprised of an interest benefit of approximately $2,500 related to the expiration of statutes of limitations and other releases and interest expense of $2,800 on unrecognized tax benefits. The amounts listed above for accrued interest and interest expense do not reflect the benefit of a federal tax deduction which would be available if the interest were ultimately paid.

F24	FORM 10-K SONOCO 2012 ANNUAL REPORT

The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, or non-U.S., income tax examinations by tax authorities for years before 2009. With respect to state and local income taxes, the Company is no longer subject to examination prior to 2007, with few exceptions.

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

Environmental matters

During the fourth quarter of 2005, the U.S. Environmental Protection Agency (EPA) notified U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, that U.S. Mills and NCR Corporation (NCR), an unrelated party, would be jointly held responsible to undertake a program to remove and dispose of certain PCB-contaminated sediments at a particular site on the lower Fox River in Wisconsin (the “Site”) which is now labeled by the EPA as Phase 1. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation. The Company has expensed a total of $17,650 ($12,500 in 2005 and $5,150 in 2007) for its estimated share of the total cleanup cost of the Site, and through December 31, 2012, has spent a total of $14,467. The remaining accrual of $3,183 represents the Company’s best estimate of what it is likely to pay to complete the Site project. However, the actual costs associated with cleanup of the Site are dependent upon many factors and it is possible that remediation costs could be higher than the current estimate of project costs. The Company acquired U.S. Mills in 2001, and the alleged contamination predates the acquisition.

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

On October 14, 2010, the EPA and WDNR filed suit against NCR, API, U.S. Mills and nine other defendants in the United States District Court for the Eastern District of Wisconsin

F25

(No. 10-CV-00910-WCG) pursuant to Sections 106 and 107 of CERCLA. The plaintiffs seek to recover unreimbursed costs incurred for activities undertaken in response to the release and threatened release of hazardous substances from facilities at or near the Lower Fox River and Green Bay as well as damages for injury to, loss of, and destruction of natural resources resulting from such releases. The plaintiffs also seek a ruling that the defendants are liable for future response costs of the plaintiffs and requiring the defendants to comply with the unilateral Administrative Order for Remedial Action discussed in prior filings. The Company does not believe that the remedies sought in the suit materially expand the Company’s potential liability beyond what has been disclosed in this report or in the Company’s prior filings with the SEC. U.S. Mills has entered into a stipulation with the plaintiffs that, in exchange for U.S. Mills’ admitting that it is liable for discharging PCB containing wastewater into the river, the plaintiffs would not seek an injunction in this proceeding against U.S. Mills requiring it to participate in the completion of the Fox River remediation. U.S. Mills plans to continue to defend its interests in the suit vigorously.

Since 2007, the Company has expensed a total of $60,825 for potential liabilities associated with the Fox River contamination (not including amounts expensed for remediation at the Site) and through December 31, 2012, has spent a total of $10,036, primarily on legal fees, leaving a reserve of $50,789 for potential liabilities associated with the Fox River contamination (not including amounts accrued for remediation at the Site) remaining at December 31, 2012. Because of the continuing uncertainties in the estimated costs of remediation and continuing uncertainties surrounding U.S. Mills’ allocable share, including a potentially favorable resolution, it is impossible to state with any reasonable degree of certainty that any estimate is a better estimate than the amount recorded. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $91,000 at December 31, 2012.

On November 8, 2011, the Company completed the acquisition of Tegrant Holding Corporation (Tegrant). During its due diligence, the Company identified several potentially environmentally contaminated sites. The total remediation cost of these sites was preliminarily estimated to be $18,850 at the time of the acquisition and an accrual in this amount was recorded on Tegrant’s opening balance sheet.

The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time.

As of December 31, 2012 and 2011, the Company (and its subsidiaries) had accrued $75,605 and $78,590, respectively, related to environmental contingencies. Of these, a total of $53,972 and $56,768 relate to U.S. Mills and $18,733 and $18,846 relate to Tegrant at December 31, 2012 and 2011, respectively. These accruals are included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets. U.S. Mills recognized a $40,825 benefit in 2008 from settlements reached and proceeds received on certain insurance policies covering the Fox River contamination. U.S. Mills’ two remaining insurance carriers are in liquidation. It is possible that U.S. Mills may recover from these carriers a small portion of the costs it ultimately incurs. U.S. Mills may also be able to reallocate some of the costs it incurs among other parties. There can be no assurance that such claims for recovery or reallocation would be successful and no amounts have been recognized in the consolidated financial statements of the Company for such potential recovery or reallocation.

Other legal matters

In addition to those described above, the Company is subject to other various legal proceedings, claims and litigation arising in the normal course of business. While the outcome of these matters could differ from management’s expectations, the Company does not believe that the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company’s financial statements.

Commitments

As of December 31, 2012, the Company had long-term obligations to purchase electricity and steam, which it uses in its production processes, as well as long-term purchase commitments for certain raw materials, principally old corrugated containers. These purchase commitments require the Company to make total payments of approximately $302,400, as follows: $86,400 in 2013; $62,600 in 2014; $38,100 in 2015, $36,100 in 2016 and a total of $79,200 from 2017 through 2022.

15. Shareholders’ equity and earnings per share

Stock repurchases

The Company occasionally repurchases shares of its common stock to satisfy employee tax withholding obligations in association with the exercise of stock appreciation rights and performance-based stock awards. These repurchases, which are not part of a publicly announced plan or program, totaled 126,765 shares during 2012, 94,295 shares during 2011 and 43,084 shares during 2010, at a cost of $4,167, $3,145 and $1,439, respectively.

The Company’s Board of Directors has authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. On December 3, 2010, the Company announced it would immediately begin repurchasing 2,000,000 shares of the 5,000,000 authorized. During 2010, a total of 695,036 shares were repurchased under this program at a cost of $23,219. During the first quarter of 2011, an additional 1,304,964 shares were repurchased at a cost of $46,297, completing the announced buyback. On April 20, 2011, the Company’s Board of Directors reinstated 2,000,000 shares to its authorization. No additional shares have been repurchased since the reinstatement. Accordingly, at December 31, 2012, a total of 5,000,000 shares remain available for repurchase.

F26	FORM 10-K SONOCO 2012 ANNUAL REPORT

Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:

	2012	2011	2010
Numerator:
Net income attributable to Sonoco	$196,010	$217,517	$201,053
Denominator:
Weighted average common shares outstanding	101,804,000	101,071,000	101,599,000
Dilutive effect of stock-based compensation	769,000	1,102,000	944,000
Diluted outstanding shares	102,573,000	102,173,000	102,543,000
Per common share:
Net income attributable to Sonoco:
Basic	$1.93	$2.15	$1.98
Diluted	$1.91	$2.13	$1.96

The Company paid dividends totaling $1.19, $1.15 and $1.11 per share in 2012, 2011 and 2010, respectively.

Certain stock appreciation rights and options to purchase shares of the Company’s common stock are not dilutive because the exercise price is greater than the market price of the stock at the end of the fiscal year or they have not fully vested. Accordingly, the following shares were not included in the computations of diluted income per share amounts:

	2012	2011	2010
Anti-dilutive options/SARs	2,440,270	1,753,451	1,294,075

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

16. Segment reporting

The Company reports its financial results in four reportable segments – Consumer Packaging, Paper and Industrial Converted Products, Display and Packaging, and Protective Solutions. Effective the fourth quarter of 2012, the Company changed the name of what had been called Packaging Services to Display and Packaging and what had been called Protective Packaging to Protective Solutions to better describe the segments’ business activities. There was no change to the composition of these segments

The Consumer Packaging segment includes the following products and services: round and shaped rigid containers and trays (both composite and thermoformed plastic); blow-molded plastic bottles and jars; extruded and injection-molded plastic products; printed flexible packaging; metal and peelable membrane ends and closures; and global brand artwork management.

The Paper and Industrial Converted Products segment includes the following products: high-performance paper and composite paperboard tubes and cores; fiber-based construction tubes and forms; wooden, metal and composite wire and cable reels and spools; and recycled paperboard, linerboard, corrugating medium, recovered paper and other recycled materials.

The Display and Packaging segment includes the following products and services: designing, manufacturing, assembling, packing and distributing temporary, semipermanent and permanent point-of-purchase displays; supply chain management services, including contract packing, fulfillment and scalable service centers; and paper amenities, such as coasters and glass covers.

The Protective Solutions segment includes the following products: custom-engineered paperboard-based and expanded foam protective packaging; temperature-assurance packaging; and retail security packaging.

Restructuring charges, asset impairment charges, insurance settlement gains, acquisition-related costs, debt tender charges, interest expense and interest income are included in income before income taxes under “Corporate.”

F27

The following table sets forth financial information about each of the Company’s business segments:

	Years ended December 31
	Consumer Packaging	Paper and Industrial Converted Products	Display and Packaging	Protective Solutions	Corporate	Consolidated
Total Revenue
2012	$1,920,114	$1,937,523	$479,885	$557,176	$—	$4,894,698
2011	1,982,989	1,996,221	472,935	158,936	—	4,611,081
2010	1,802,514	1,845,927	478,348	105,781	—	4,232,570
Intersegment Sales[1]
2012	$7,493	$96,696	$2,253	$2,127	$—	$108,569
2011	5,691	104,000	1,491	967	—	112,149
2010	4,043	101,958	1,099	1,349	—	108,449
Sales to Unaffiliated Customers
2012	$1,912,621	$1,840,827	$477,632	$555,049	$—	$4,786,129
2011	1,977,298	1,892,220	471,445	157,969	—	4,498,932
2010	1,798,471	1,743,969	477,249	104,432	—	4,124,121
Income Before Income Taxes[2]
2012	$176,768	$141,351	$18,512	$38,797	$(88,354)	$287,074
2011	191,475	138,207	21,733	15,228	(82,237)	284,406
2010	196,005	136,418	14,157	17,505	(109,631)	254,454
Identifiable Assets[3]
2012	$1,298,381	$1,316,606	$358,225	$711,555	$491,298	$4,176,065
2011	1,357,691	1,294,712	327,927	721,793	290,676	3,992,799
2010	1,324,301	1,463,651	323,086	16,911	153,065	3,281,014
Depreciation, Depletion and Amortization[4]
2012	$75,556	$83,329	$7,692	$33,826	$—	$200,403
2011	80,257	86,559	7,434	5,621	—	179,871
2010	74,692	84,363	8,785	1,825	—	169,665
Capital Expenditures
2012	$58,284	$112,298	$3,302	$14,757	$26,221	$214,862
2011	60,795	86,821	4,578	3,884	17,294	173,372
2010	66,323	63,948	8,315	938	6,386	145,910
[1]	Intersegment sales are recorded at a market-related transfer price.
[2]	Included in Corporate are restructuring, asset impairment charges, acquisition-related charges and insurance settlement gains associated with the following segments:

	Consumer Packaging	Paper and Industrial Converted Products	Display and Packaging	Protective Solutions	Corporate	Total
2012	$9,638	$12,787	$1,692	$3,732	$519	$28,369
2011	19,790	6,163	4,575	4,901	8,734	44,163
2010	16,906	6,651	1,969	61	321	25,908

The remaining amounts reported as Corporate consist of interest expense, interest income and debt tender charges.
[3]

Identifiable assets are those assets used by each segment in its operations. Corporate assets consist primarily of cash and cash equivalents, investments in affiliates, headquarters facilities, deferred income taxes and prepaid expenses.

[4]	Depreciation, depletion and amortization incurred at Corporate are allocated to the reportable segments.

Geographic regions

Sales to unaffiliated customers and long-lived assets by geographic region are as follows:

	2012	2011	2010
Sales to Unaffiliated Customers
United States	$3,165,772	$2,821,043	$2,659,844
Europe	768,667	777,200	693,719
Canada	338,657	385,805	328,849
All other	513,033	514,884	441,709
Total	$4,786,129	$4,498,932	$4,124,121
Long-lived Assets
United States	$1,910,824	$1,884,897	$1,349,561
Europe	275,884	279,969	289,418
Canada	229,129	253,057	262,903
All other	117,071	113,777	119,690
Total	$2,532,908	$2,531,700	$2,021,572

Sales are attributed to countries/regions based upon the plant location from which products are shipped. Long-lived assets are comprised of property, plant and equipment, goodwill, intangible assets and investment in affiliates (see Notes 6 and 7).

17. Accumulated other comprehensive loss

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable, for the years ended December 31, 2012 and 2011:

	Foreign Currency Translation Adjustments	Defined Benefit Plans	Derivative Financial Instruments	Accumulated Other Comprehensive Loss
Balance at December 31, 2010	$17,685	$(303,037)	$(7,515)	$(292,867)
Change during 2011	(38,962)	(127,798)	(672)	(167,432)
Balance at December 31, 2011	$(21,277)	$(430,835)	$(8,187)	$(460,299)
Change during 2012	24,511	(41,498)	1,460	(15,527)
Balance at December 31, 2012	$3,234	$(472,333)	$(6,727)	$(475,826)

The cumulative tax benefit on Derivative Financial Instruments was $4,045 and $5,024 at December 31, 2012 and 2011, respectively. The tax benefit on Derivative Financial Instruments decreased by $(979) and increased by $618 during the years ended December 31, 2012 and 2011, respectively.

The cumulative tax benefit on Defined Benefit Plans was $278,235 and $255,466 at December 31, 2012 and 2011, respectively. The tax benefit on Defined Benefit Plans increased by $22,769 and $75,838 during the years ended December 31, 2012 and 2011, respectively.

F28	FORM 10-K SONOCO 2012 ANNUAL REPORT

The change in defined benefit plans includes pretax changes of $(1,206) and $(639) during the years ended December 31, 2012 and 2011, related to changes in benefit plans of one of the Company’s equity method investments.

18. Selected quarterly financial data

The following table sets forth selected quarterly financial data of the Company:

(unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Net sales	$1,212,370	$1,202,359	$1,195,530	$1,175,870
Gross profit	216,861	216,542	206,229	204,000
Restructuring/Asset impairment charges	(15,212)	(9,396)	444	(8,694)
Net income attributable to Sonoco	43,068	51,323	58,836	42,783
Per common share:
Net income attributable to Sonoco:
- basic	$.42	$.50	$.58	$.42
- diluted	.42	.50	.57	.42
Cash dividends
- common	.29	.30	.30	.30
Market price
- high	34.83	33.91	31.67	32.51
- low	31.02	29.57	28.61	29.00
2011
Net sales	$1,117,323	$1,127,865	$1,124,171	$1,129,573
Gross profit	194,209	191,090	186,740	184,744
Restructuring/Asset impairment charges	(2,317)	(9,578)	(12,048)	(12,883)
Net income attributable to Sonoco	57,391	53,408	77,203	29,515
Per common share:
Net income attributable to Sonoco:
- basic	$.57	$.53	$.76	$.29
- diluted	.56	.52	.76	.29
Cash dividends
- common	.28	.29	.29	.29
Market price
- high	36.89	36.95	36.05	33.64
- low	33.96	32.71	27.62	26.10

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

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. PricewaterhouseCoopers LLP (PwC), our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2012, and has issued a report, which appears at the beginning of Item 8 of this Annual Report on Form 10-K.

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

Item 9B. Other information

Not applicable.

33	FORM 10-K SONOCO 2012 ANNUAL REPORT

PART III

Item 10. Directors, executive officers and corporate governance

The information set forth in the Company’s definitive Proxy Statement for the annual meeting of shareholders to be held on April 17, 2013 (the Proxy Statement), under the captions “Election of Directors,” “Information Concerning Directors Whose Terms Continue,” “Additional Information About Experience and Qualifications of Directors and Nominees,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference. Information about executive officers of the Company is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

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

Audit Committee Members – The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The audit committee is comprised of the following members: Marc D. Oken, Chairman; Edgar H. Lawton III; John E. Linville; James M. Micali; and Philippe R. Rollier. Effective at the April 16, 2013 meeting, Marc D. Oken will be replaced as Chairman by Thomas E. Whiddon, and will remain a member of the committee.

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

Equity Compensation Plan Information

The following table sets forth aggregated information about all of the Company’s compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[1] (c)
Equity compensation plans approved by security holders	6,941,885	$30.63	7,926,290
Equity compensation plans not approved by security holders	—	—	—
Total	6,941,885	$30.63	7,926,290
[1]

The Sonoco Products Company 2012 Long-term Incentive Plan was adopted at the Company’s 2012 Annual Meeting of Shareholders. The maximum number of shares of common stock that may be issued under this plan is 10,500,000 shares, subject to certain adjustments. Awards prior to 2012 were granted under a previous plan and so do not reduce the number remaining available under the current plan.

34

The weighted-average exercise price of $30.63 relates to stock options and stock appreciation rights, which account for 5,050,740 of the 6,941,885 securities issuable upon exercise. The remaining 1,891,145 securities relate to deferred compensation stock units, performance-contingent restricted stock units and restricted stock unit awards that have no exercise price requirement.

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

35	FORM 10-K SONOCO 2012 ANNUAL REPORT

PART IV

Item 15. Exhibits and financial statement schedules

(a)	1.	Financial Statements – The following financial statements are provided under Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K:

		– Consolidated Balance Sheets as of December 31, 2012 and 2011

		– Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010

		– Consolidated Statements of Comprehensive Income/(Loss) for the years ended December 31, 2012, 2011 and 2010

		– Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010

		– Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

		– Notes to Consolidated Financial Statements

		– Report of Independent Registered Public Accounting Firm

	2.	Financial Statement Schedules

		Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2012, 2011 and 2010.

Column A	Column B	Column C - Additions		Column D		Column E
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other	Deductions		Balance at End of Year
2012
Allowance for Doubtful Accounts	$7,125	$2,821	$209 [1]	$2,903	[2]	$7,252
LIFO Reserve	20,184	(708)[3]				19,476
Valuation Allowance on Deferred Tax Assets	55,713	5,689	609 [5]	448	[6]	61,563

2011
Allowance for Doubtful Accounts	$8,614	$402	$(216)[1]	$1,675	[2]	$7,125
LIFO Reserve	17,167	3,017 [3]				20,184
Valuation Allowance on Deferred Tax Assets	76,860	(19,762)	(1,734)[5]	(349)[6]		55,713

2010
Allowance for Doubtful Accounts	$10,978	$1,914	$(71)[1]	$4,207	[2]	$8,614
LIFO Reserve	19,155	(1,988)[3]				17,167
Valuation Allowance on Deferred Tax Assets	76,540	13,690 [4]	(3,532)[5]	9,838	[6]	76,860

[1] Includes translation adjustments and other insignificant adjustments.
[2] Includes amounts written off.
[3] Includes adjustments based on pricing and inventory levels.
[4] Includes creation of foreign and domestic deferred tax assets for which no benefit is expected to be realized.
[5] Includes translation adjustments.
[6] Includes utilization of capital loss carryforwards, net operating loss carryforwards and other deferred tax assets.

All other schedules not included have been omitted because they are not required, are not applicable or the required information is given in the financial statements or notes thereto.

3.	Exhibits

3-1	Articles of Incorporation, as amended (incorporated by reference to the Registrant’s Form 8-K filed on February 8, 2012)

3-2	By-Laws, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended July 1, 2012)

36

4-1	Indenture, dated as of June 15, 1991, between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

4-2	First Supplemental Indenture, dated as of June 23, 2004, between Registrant and The Bank of New York, as Trustee (including form of 5.625% Notes due 2016)(incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 2004)

4-3	Second Supplemental Indenture, dated as of November 1, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee (including form of 5.75% Notes due 2040)(incorporated by reference to Registrant’s Form 8-K filed October 28, 2010)

4-4	Form of Note for 6.50% Notes due November 15, 2013 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001)

4-5	Form of Third Supplemental Indenture (including form of 4.375% Notes due 2021), between Sonoco Products Company and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Registrant’s Form 8-K filed October 27, 2011)

4-6	Form of Fourth Supplemental Indenture (including form of 5.75% Notes due 2040), between Sonoco Products Company and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Registrant’s Form 8-K filed October 27, 2011)

10-1	1991 Sonoco Products Company Key Employee Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10-2	Sonoco Products Company 1996 Non-employee Directors’ Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10-3	Sonoco Retirement and Savings Plan (formerly the Sonoco Savings Plan), as amended (incorporated by reference to the Registrant’s Form S-8 filed October 28, 2002 (File No. 333-100799)) and further amended January 1, 2013

10-4	Sonoco Products Company 2008 Long-term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2008)

10-5	Sonoco Products Company 2012 Long-term Incentive Plan (incorporate by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 18, 2012)

10-6	Deferred Compensation Plan for Key Employees of Sonoco Products Company (a.k.a. Deferred Compensation Plan for Corporate Officers of Sonoco Products Company), as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-7	Omnibus Benefit Restoration Plan of Sonoco Products Company, amended and restated as of January 1, 2008 (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2008), further amended April 23, 2009 (incorporated by reference to Form 10-Q for the quarter ended March 29, 2009), further amended February 10, 2010 (incorporated by reference to Form 10-K for the year ended December 31, 2009), and further amended October 2012

10-8	Deferred Compensation Plan for Outside Directors of Sonoco Products Company, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-9	Performance-based Annual Incentive Plan for Executive Officers (incorporated by reference to the Registrant’s Proxy Statement for the April 19, 2000, Annual Meeting of Shareholders)

10-10	Form of Executive Bonus Life Agreement between the Company and certain executive officers (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 26, 2004)

10-11	Term Loan Agreement, effective November 7, 2011 (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2011)

10-12	Third Amended and Restated Credit Agreement, effective October 12, 2012 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2012)

10-13	Sonoco Products Company Amended and Restated Trust Agreement for Executives, as of October 15, 2008 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-14	Sonoco Products Company Amended and Restated Directors Deferral Trust Agreement, as of October 15, 2008 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

37	FORM 10-K SONOCO 2012 ANNUAL REPORT

10-15	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 9, 2010 (incorporated by reference to Registrant’s Form 8-K filed February 16, 2010)

10-16	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 8, 2011 (incorporated by reference to Registrant’s Form 8-K filed February 14, 2011)

10-17	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 7, 2012 (incorporated by reference to Registrant’s Form 8-K filed February 13, 2012)

10-18	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 12, 2013 (incorporated by reference to Registrant’s Form 8-K filed February 19, 2013)

12	Statements regarding Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm with respect to Registrant’s Form 10-K

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

99	Proxy Statement, filed in conjunction with annual shareholders’ meeting scheduled for April 17, 2013 (to be filed within 120 days after December 31, 2012)

101	The following materials from Sonoco Products Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2012 and 2011, (ii) Condensed Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Changes in Total Equity for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (vi) Notes to the Consolidated Financial Statements.

38

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of March 2013.

SONOCO PRODUCTS COMPANY

/s/ Harris E. DeLoach Jr.
Harris E. DeLoach, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 1st day of March 2013.

/s/ Barry L. Saunders
Barry L. Saunders
Vice President and Chief Financial Officer
(principal financial officer)

39	FORM 10-K SONOCO 2012 ANNUAL REPORT

/s/ H.E. DeLoach Jr. H.E. DeLoach, Jr.	Chief Executive Officer and Director (Chairman)

/s/ M.J. Sanders M.J. Sanders	President, Chief Operating Officer and Director

/s/ P.L. Davies P.L. Davies	Director

/s/ J.R. Haley J.R. Haley	Director

/s/ E.H. Lawton III E.H. Lawton, III	Director

/s/ J.E. Linville J.E. Linville	Director

/s/ J.M. Micali J.M. Micali	Director

/s/ J.H. Mullin III J.H. Mullin, III	Director

/s/ L.W. Newton L.W. Newton	Director

/s/ M.D. Oken M.D. Oken	Director

/s/ P.R. Rollier P.R. Rollier	Director

/s/ T.E. Whiddon T.E. Whiddon	Director

40