Form 10-Q
period 2013-03-31
SONOCO PRODUCTS CO
filed 2013-05-01
CIK 91767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at April 19, 2013:

Common stock, no par value: 101,227,974

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

SONOCO PRODUCTS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars and shares in thousands)

	March 31, 2013	December 31, 2012*
Assets
Current Assets
Cash and cash equivalents	$163,450	$373,084
Trade accounts receivable, net of allowances	644,995	619,761
Other receivables	28,248	36,311
Inventories:
Finished and in process	160,151	159,193
Materials and supplies	235,336	224,079
Prepaid expenses	35,695	65,395
Deferred income taxes	22,080	22,073

	1,289,955	1,499,896
Property, Plant and Equipment, Net	1,041,529	1,034,906
Goodwill	1,103,963	1,110,505
Other Intangible Assets, Net	268,902	276,809
Long-term Deferred Income Taxes	80,940	90,936
Other Assets	163,833	163,013

Total Assets	$3,949,122	$4,176,065

Liabilities and Equity
Current Liabilities
Payable to suppliers	$466,437	$426,786
Accrued expenses and other	318,246	337,536
Notes payable and current portion of long-term debt	167,010	273,608
Accrued taxes	12,113	6,305

	963,806	1,044,235
Long-term Debt, Net of Current Portion	947,568	1,099,454
Pension and Other Postretirement Benefits	453,963	461,881
Deferred Income Taxes	14,523	15,649
Other Liabilities	49,896	51,632
Commitments and Contingencies
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 101,185 and 100,847 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	7,175	7,175
Capital in excess of stated value	453,321	445,492
Accumulated other comprehensive loss	(484,289)	(475,826)
Retained earnings	1,529,571	1,512,145

Total Sonoco Shareholders’ Equity	1,505,778	1,488,986

Noncontrolling Interests	13,588	14,228

Total Equity	1,519,366	1,503,214

Total Liabilities and Equity	$3,949,122	$4,176,065

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Dollars and shares in thousands except per share data)

	Three Months Ended
	March 31, 2013	April 1, 2012
Net sales	$1,179,213	$1,212,370
Cost of sales	973,497	995,509

Gross profit	205,716	216,861
Selling, general and administrative expenses	120,011	122,806
Restructuring/Asset impairment charges	4,289	15,212

Income before interest and income taxes	81,416	78,843
Interest expense	15,145	16,266
Interest income	877	845

Income before income taxes	67,148	63,422
Provision for income taxes	21,252	21,897

Income before equity in earnings of affiliates	45,896	41,525
Equity in earnings of affiliates, net of tax	1,897	1,387

Net income	$47,793	$42,912

Net loss attributable to noncontrolling interests	$346	$156

Net income attributable to Sonoco	$48,139	$43,068

Weighted average common shares outstanding:
Basic	102,273	101,455

Diluted	102,814	102,600

Per common share:
Net income attributable to Sonoco:
Basic	$0.47	$0.42

Diluted	$0.47	$0.42

Cash dividends	$0.30	$0.29

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31, 2013	April 1, 2012
Net income	$47,793	$42,912

Other comprehensive income:
Foreign currency translation adjustments	(19,609)	27,875
Changes in defined benefit plans, net of tax	6,486	5,011
Changes in derivative financial instruments, net of tax	4,660	218

Comprehensive income	39,330	76,016

Comprehensive loss attributable to noncontrolling interests	346	156

Comprehensive income attributable to Sonoco	$39,676	$76,172

See accompanying Notes to Financial Statements Condensed Consolidated

SONOCO PRODUCTS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31, 2013	April 1, 2012
Cash Flows from Operating Activities:
Net income	$47,793	$42,912
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	1,043	3,756
Depreciation, depletion and amortization	47,231	51,230
Share-based compensation expense	2,435	4,093
Equity in earnings of affiliates	(1,897)	(1,387)
Cash dividends from affiliated companies	2,225	900
Loss (gain) on disposition of assets	65	(515)
Pension and postretirement plan expense	13,715	12,368
Pension and postretirement plan contributions	(15,486)	(50,448)
Tax effect of share-based compensation exercises	2,508	4,104
Excess tax benefit of share-based compensation	(977)	(1,643)
Net increase in deferred taxes	10,496	1,182
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Trade accounts receivable	(30,601)	(48,316)
Inventories	(15,517)	(9,952)
Payable to suppliers	44,031	43,855
Prepaid expenses	(2,094)	85
Accrued expenses	(10,331)	1,311
Income taxes payable and other income tax items	31,811	33,067
Fox River environmental reserves	(1,017)	(226)
Other assets and liabilities	10,891	11,100

Net cash provided by operating activities	136,324	97,476

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(55,539)	(47,964)
Cost of acquisitions, exclusive of cash	—	(503)
Proceeds from the sale of assets	246	4,790
Investment in affiliates and other, net	(3,628)	—

Net cash used in investing activities	(58,921)	(43,677)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	14,220	1,808
Principal repayment of debt	(143,548)	(18,893)
Net decrease in commercial paper	(129,000)	(19,000)
Net increase in outstanding checks	892	3,843
Excess tax benefit of share-based compensation	977	1,643
Cash dividends	(30,303)	(29,165)
Shares acquired	(1,689)	(3,404)
Shares issued	5,143	4,673

Net cash used in financing activities	(283,308)	(58,495)

Effects of Exchange Rate Changes on Cash	(3,729)	5,273

Net (Decrease) Increase in Cash and Cash Equivalents	(209,634)	577
Cash and cash equivalents at beginning of period	373,084	175,523

Cash and cash equivalents at end of period	$163,450	$176,100

See accompanying Notes to Financial Statements Condensed Consolidated

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

Note 1:	Basis of Interim Presentation

In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

During the completion of its 2012 financial statements, the Company noted a misclassification of cash flows associated with $3,996 of insurance proceeds received in the first quarter of 2012 associated with assets destroyed in a fire in 2011. The proceeds were originally treated as a positive cash flow from operations but instead represented an investing cash flow. Accordingly, the Company has revised its Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2012 to reduce the reported cash flow generated from operations and decrease the reported net cash used in investing activities by the amount of these proceeds. The effect of this adjustment was not considered material to previously issued financial statements; however, to enhance comparability, the Company revised its first quarter 2012 financial statements as described above.

With respect to the unaudited condensed consolidated financial information of the Company for the three-month period ended March 31, 2013 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 1, 2013 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Note 2:	New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued ASU no. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to present on the face of the financial statements where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The requirements of this update are effective prospectively for reporting periods beginning after December 15, 2012. The disclosures required by this ASU are provided in Note 5 to these condensed consolidated financial statements.

During the quarter ended March 31, 2013, there have been no other newly issued nor newly applicable accounting pronouncements that have, or are expected to have, a significant impact on the Company’s financial statements. Further, at March 31, 2013, there were no other pronouncements pending adoption that are expected to have a significant impact on the Company’s financial statements.

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

Note 3:	Shareholders’ Equity

Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2013	April 1, 2012
Numerator:
Net income attributable to Sonoco	$48,139	$43,068

Denominator:
Weighted average common shares outstanding:
Basic	102,273,000	101,455,000
Dilutive effect of stock-based compensation	541,000	1,145,000

Diluted	102,814,000	102,600,000

Reported net income attributable to Sonoco per common share:
Basic	$0.47	$0.42

Diluted	$0.47	$0.42

Stock options and stock appreciation rights covering 2,741,532 shares were not dilutive during the three-month period ended March 31, 2013, and are therefore excluded from the computations of diluted income attributable to Sonoco per common share. The comparable figure for the three-month period ended April 1, 2012 was 2,473,969 shares. No adjustments were made to reported net income attributable to Sonoco in the computations of earnings per share.

Stock Repurchases

The Company’s Board of Directors has authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. No shares were purchased under this authorization during the first three months of 2013; accordingly, at March 31, 2013, a total of 5,000,000 shares remain available for repurchase.

The Company frequently repurchases shares of its common stock to satisfy employee tax withholding obligations in association with the exercise of certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 56,016 shares in the first three months of 2013 at a cost of $1,689, and 103,369 shares in the first three months of 2012 at a cost of $3,404.

Dividend Declarations

On February 13, 2013, the Board of Directors declared a regular quarterly dividend of $0.30 per share. This dividend was paid on March 8, 2013 to all shareholders of record as of February 27, 2013.

On April 17, 2013, the Board of Directors declared a regular quarterly dividend of $0.31 per share. This dividend is payable June 10, 2013 to all shareholders of record as of May 17, 2013.

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

Note 4:	Restructuring and Asset Impairment

The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2013 and 2012 are reported as “2013 Actions” and “2012 Actions,” respectively. Actions initiated prior to 2012, all of which were substantially complete at March 31, 2013, are reported as “2011 and Earlier Actions.”

Following are the total restructuring and asset impairment charges/(credits), net of adjustments, recognized by the Company during the periods presented:

	Three Months Ended
	March 31, 2013	April 1, 2012
Restructuring/Asset impairment:
2013 Actions	$1,316	$—
2012 Actions	911	10,988
2011 and Earlier Actions	2,062	4,224

Restructuring/Asset impairment charges	$4,289	$15,212
Income tax benefit	(1,283)	(4,591)
Costs attributable to Noncontrolling Interests, net of tax	27	30

Total impact of Restructuring/Asset impairment charges, net of tax	$3,033	$10,651

Restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Condensed Consolidated Statements of Income.

The Company expects to recognize future additional charges totaling approximately $5,500 in connection with previously announced restructuring actions and believes that the majority of these charges will be incurred and paid by the end of 2013. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions may be undertaken.

2013 Actions

During 2013, the Company announced the planned closures of a small tube and core operation in Europe (part of the Paper and Industrial Converted Products segment) and a rigid paper packaging plant in the United States (part of the Consumer Packaging segment). In addition, the Company realigned its cost structure resulting in the elimination of approximately 20 positions.

Below is a summary by segment of 2013 Actions and related expenses by type incurred and estimated to be incurred through completion.

2013 Actions	First Quarter 2013	Estimated Total Cost
Severance and Termination Benefits
Paper and Industrial Converted Products	$500	$900
Consumer Packaging	435	885
Display and Packaging	—	—
Protective Solutions	40	40
Asset Impairment / Disposal of Assets
Paper and Industrial Converted Products	251	251
Other Costs
Paper and Industrial Converted Products	90	390
Consumer Packaging	—	550

Total Charges and Adjustments	$1,316	$3,016

“Other costs” consist primarily of equipment removal costs.

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

The following table sets forth the activity in the 2013 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2013 Actions Accrual Activity 2013 Year to Date	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability at December 31, 2012	$—	$—	$—	$—
2013 charges	975	251	90	1,316
Cash payments	(175)	—	(90)	(265)
Asset write downs/disposals	—	(251)	—	(251)
Foreign currency translation	—	—	—	—

Liability at March 31, 2013	$800	$—	$—	$800

The Company expects to pay the majority of the remaining 2013 Actions restructuring costs by the end of 2013 using cash generated from operations.

2012 Actions

During 2012, the Company announced the closures of a paper mill in Germany (part of the Paper and Industrial Converted Products segment) and a paperboard based protective packaging operation in the United States (part of the Protective Solutions segment). In addition, the Company continued its manufacturing rationalization efforts in its blow-molding businesses (part of the Consumer Packaging segment), including the closure of a facility in Canada, and realigned its cost structure resulting in the elimination of approximately 165 positions.

Below is a summary by segment of 2012 Actions and related expenses by type incurred and estimated to be incurred through completion.

2012 Actions	First Quarter 2013	First Quarter 2012	Total Incurred to Date	Estimated Total Cost
Severance and Termination Benefits
Paper and Industrial Converted Products	$45	$5,468	$10,374	$10,724
Consumer Packaging	46	310	2,617	2,617
Display and Packaging	(2)	281	1,299	1,299
Protective Solutions	52	931	1,647	1,647
Corporate	—	—	297	297
Asset Impairment / Disposal of Assets
Paper and Industrial Converted Products	136	2,138	2,540	2,540
Consumer Packaging	—	1,264	2,921	2,921
Protective Solutions	—	161	161	161
Other Costs
Paper and Industrial Converted Products	411	330	1,705	1,905
Consumer Packaging	93	93	954	1,104
Display and Packaging	7	—	18	18
Protective Solutions	123	12	1,059	1,109

Total Charges and Adjustments	$911	$10,988	$25,592	$26,342

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

The following table sets forth the activity in the 2012 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2012 Actions Accrual Activity 2013 Year to Date	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability at December 31, 2012	$6,313	$—	$80	$6,393
2013 charges	179	136	634	949
Adjustments	(38)	—	—	(38)
Cash payments	(2,609)	—	(586)	(3,195)
Asset write downs/disposals	—	(136)	—	(136)
Foreign currency translation	(29)	—	(3)	(32)

Liability at March 31, 2013	$3,816	$—	$125	$3,941

2011 and Earlier Actions

2011 and Earlier Actions are comprised of a number of plant closures and workforce reductions initiated prior to 2012. Costs for these actions relate primarily to the cost of plant closures including severance, equipment removal, plant security, property taxes and insurance. Costs in the first quarter of 2013 also include an impairment charge of $589 on a building held for sale. The Company expects to recognize future pretax charges of approximately $3,050 associated with 2011 and Earlier Actions.

Below is a summary of expenses incurred by segment for 2011 and Earlier Actions for the quarters ended March 31, 2013 and April 1, 2012.

2011 and Earlier Actions	First Quarter 2013	First Quarter 2012
Paper and Industrial Converted Products	$571	$776
Consumer Packaging	669	3,137
Display and Packaging	—	11
Protective Solutions	822	300

Total Charges and Adjustments	$2,062	$4,224

The accrual for 2011 and Earlier Actions totaled $4,727 and $5,229 at March 31, 2013 and December 31, 2012, respectively, and is included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. The accrual relates primarily to a pension withdrawal liability associated with a former paper mill in the United States and unpaid severance. The Company expects for the majority of both the liability and the future costs associated with 2011 and Earlier Actions to be paid by the end of 2013 using cash generated from operations.

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

Note 5:	Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss and the changes in the balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the three months ended March 31, 2013:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$(6,727)	$(472,333)	$3,234	$(475,826)
Other comprehensive income/(loss) before reclassifications	3,576	—	(19,609)	(16,033)
Amounts reclassified from accumulated other comprehensive loss to net income	1,009	6,486	—	7,495
Amounts reclassified from accumulated other comprehensive loss to fixed assets	75	—	—	75

Net current-period other comprehensive income/(loss)	4,660	6,486	(19,609)	(8,463)

Balance at March 31, 2013	$(2,067)	$(465,847)	$(16,375)	$(484,289)

The following table summarizes the effects on net income of significant amounts classified out of each component of accumulated other comprehensive loss for the three months ended March 31, 2013:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Condensed Consolidated Statements of Net Income

Gains and losses on cash flow hedges
Foreign exchange contracts	$444	Net sales
Foreign exchange contracts	(403)	Cost of sales
Commodity contracts	(1,656)	Cost of sales

	(1,615)	Total before tax
	606	Tax benefit

	$(1,009)	Net of tax

Defined benefit pension items
Amortization of defined benefit pension items(a)	$(7,645)	Cost of sales
Amortization of defined benefit pension items(a)	(2,548)	Selling, general and administrative

	(10,193)	Total before tax
	3,707	Tax benefit

	$(6,486)	Net of tax

Total reclassifications for the period	$(7,495)	Net of tax

(a)	See Note 9 for additional details.

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

At March 31, 2013, the Company had commodity and foreign currency contracts outstanding to fix the costs of certain anticipated raw materials and energy purchases. These contracts, which have maturities ranging from April 2013 to December 2014, qualify as cash flow hedges under U.S. GAAP. The amounts included in accumulated other comprehensive loss related to these cash flow hedges were an unfavorable position of $3,088 ($2,067 after tax) at March 31, 2013, and an unfavorable position of $10,772 ($6,727 after tax) at December 31, 2012.

The cumulative tax benefit on Derivative Financial Instruments was $1,021 at March 31, 2013, and $4,045 at December 31, 2012. During the three-month period ended March 31, 2013, the tax benefit on Derivative Financial Instruments decreased by $(3,024).

The cumulative tax benefit on Defined Benefit Plans was $274,528 at March 31, 2013, and $278,235 at December 31, 2012. During the three-month period ended March 31, 2013, the tax benefit on Defined Benefit Plans decreased by $(3,707).

Current period foreign currency translation adjustments of $(294) and $337 are included in noncontrolling interests at March 31, 2013 and April 1, 2012, respectively.

Note 6:	Goodwill and Other Intangible Assets

Goodwill

A summary of the changes in goodwill for the three months ended March 31, 2013 is as follows:

	Consumer Packaging	Paper and Industrial Converted Products	Display and Packaging	Protective Solutions	Total

Goodwill at December 31, 2012	$427,575	$254,706	$158,023	$270,201	$1,110,505
Foreign currency translation	(3,198)	(3,344)	—	—	(6,542)

Goodwill at March 31, 2013	$424,377	$251,362	$158,023	$270,201	$1,103,963

The Company assesses goodwill for impairment annually and from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. The Company completed its most recent annual goodwill impairment testing during the third quarter of 2012. Based on the results of its qualitative and quantitative assessments, the Company concluded that there was no impairment of goodwill for any of its reporting units. Because the Company’s assessments, whether qualitative or quantitative, incorporate management’s expectations for the future, including forecasted growth rates and/or margin improvements, if there are changes in the relevant facts and circumstances and/or expectations, management’s assessment regarding goodwill impairment may change as well.

Although no reporting units failed the qualitative or quantitative assessments noted above, in management’s opinion, the reporting units with significant goodwill having the greatest risk of future impairment if actual results in the future are not as expected are Plastics – Blowmolding, Rigid Paper – Europe, and Plastics – Thermoforming. Total goodwill associated with these reporting units was approximately $129,300, $9,400 and $53,200, respectively, at March 31, 2013. Although goodwill of the Display and Packaging reporting unit is not currently at risk for impairment, a large portion of sales in this unit is concentrated in one customer and will be up for negotiation over the next few years. Management expects to retain this business; however, if a significant amount is lost and not replaced, it is possible that a goodwill impairment charge may be incurred. Total goodwill associated with this reporting unit was approximately $158,000 at March 31, 2013.

There were no triggering events during the quarter ended March 31, 2013. However, the plastics businesses have not yet shown the expected improvement and, as noted above, the goodwill for these units may become impaired should performance continue to fall short of expectations depending on the extent, duration and cause of such underperformance.

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

Other Intangible Assets

A summary of other intangible assets as of March 31, 2013 and December 31, 2012 is as follows:

	March 31, 2013	December 31, 2012
Other Intangible Assets, gross
Patents	$2,223	$2,224
Customer lists	343,816	345,133
Trade names	21,163	21,214
Proprietary technology	17,828	17,844
Land use rights	351	350
Other	4,773	4,944

Other Intangible Assets, gross	$390,154	$391,709

Accumulated Amortization	$(121,252)	$(114,900)

Other Intangible Assets, net	$268,902	$276,809

Other intangible assets are amortized on a straight-line basis over their respective useful lives, which generally range from three to forty years. The Company has no intangibles with indefinite lives.

Aggregate amortization expense was $7,175 and $7,356 for the three months ended March 31, 2013 and April 1, 2012, respectively. Amortization expense on other intangible assets is expected to approximate $29,000 in 2013, $28,500 in 2014, $27,100 in 2015, $26,800 in 2016 and $25,000 in 2017.

Note 7:	Financial Instruments and Derivatives

The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$947,568	$1,067,086	$1,099,454	$1,214,292

The carrying value of cash and cash equivalents, short-term debt and long-term variable-rate debt approximates fair value. The fair value of long-term debt is determined based on trade information in the financial markets of the Company’s public debt or is determined by discounting future cash flows using interest rates available to the Company for issues with similar terms and maturities. It is considered a Level 2 fair value measurement.

Cash Flow Hedges

At March 31, 2013 and December 31, 2012, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. To the extent considered effective, the changes in fair value of these contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which the hedged item impacts earnings.

Commodity Cash Flow Hedges

The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas, aluminum and old corrugated containers. At March 31, 2013, natural gas swaps covering approximately 6.1 million MMBTUs were outstanding. These contracts represent approximately 81% and 45% of anticipated U.S. and Canadian usage for the remainder of 2013 and 2014, respectively. Additionally, the Company had swap contracts covering 3,121 metric tons of aluminum representing approximately 54% of anticipated usage for the remainder of 2013, and 5,900 short tons of old corrugated containers representing approximately 2% of anticipated usage for 2013. The fair values of the Company’s commodity cash flow hedges were in loss positions of $(2,765) and $(6,286) at March 31, 2013 and December 31, 2012, respectively.

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

The amount of the loss included in accumulated other comprehensive loss at March 31, 2013, that is expected to be reclassified to the income statement during the next twelve months is $(2,173).

Foreign Currency Cash Flow Hedges

The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases forecast to occur in 2013. The net positions of these contracts at March 31, 2013 were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	14,749,211
Mexican peso	purchase	268,039
Canadian dollar	purchase	39,575
Turkish lira	purchase	3,389
British pound	purchase	2,144
Polish zloty	purchase	1,452
New Zealand dollar	sell	(877)
Euro	sell	(2,208)
Australian dollar	sell	(2,902)

The fair value of these foreign currency cash flow hedges was $(214) and $(4,483) at March 31, 2013 and December 31, 2012, respectively. During the first three months of 2013, certain foreign currency cash flow hedges related to construction in progress were settled as the related capital expenditures were made. A loss of $75 was reclassified from accumulated other comprehensive loss and netted against the carrying value of assets during the three-month period ending March 31, 2013. The amount of the loss included in accumulated other comprehensive loss at March 31, 2013 expected to be reclassified to the income statement during the next twelve months is $(145).

Other Derivatives

The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and existing foreign currency denominated receivables and payables. The Company does not apply hedge accounting treatment under ASC 815 for these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur. The net positions of these contracts at March 31, 2013, were as follows (in thousands):

Currency	Action	Quantity
Euro	purchase	5,732
Canadian dollar	purchase	4,213
British pound	purchase	1,571
Colombian peso	sell	(15,482,812)

The fair value of the Company’s other derivatives was $501 and $708 at March 31, 2013 and December 31, 2012, respectively.

The Company has determined all hedges to be highly effective and as a result no material ineffectiveness has been recorded.

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

The following table sets forth the location and fair values of the Company’s derivative instruments at March 31, 2013 and December 31, 2012:

Description	Balance Sheet Location	March 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$675	$201
Commodity Contracts	Other assets	$41	$—
Commodity Contracts	Accrued expenses and other	$(2,736)	$(4,760)
Commodity Contracts	Other liabilities	$(745)	$(1,727)
Foreign Exchange Contracts	Prepaid expenses	$1,015	$725
Foreign Exchange Contracts	Accrued expenses and other	$(1,229)	$(5,208)
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Prepaid expenses	$472	$679
Foreign Exchange Contracts	Other assets	$47	$36
Foreign Exchange Contracts	Accrued expenses and other	$(18)	$(7)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the three months ended March 31, 2013 and April 1, 2012:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)

Three months ended March 31, 2013
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$4,256	Net sales	$444	Net sales	$—
		Cost of sales	$(403)
Commodity Contracts	$1,738	Cost of sales	$(1,656)	Cost of sales	$(127)

Three months ended April 1, 2012
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$3,187	Net sales	$96	Net sales	$—
		Cost of sales	$1,181
Commodity Contracts	$(4,850)	Cost of sales	$(3,257)	Cost of sales	$—

Derivatives not designated as hedging instruments:	Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized

Three months ended March 31, 2013
Foreign Exchange Contracts	Cost of sales	$(196)
	Selling, general and administrative	$(11)

Three months ended April 1, 2012
Foreign Exchange Contracts	Cost of sales	$1,373
	Selling, general and administrative	$23

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

The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	March 31, 2013	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(2,765)	$—	$(2,765)	$—
Foreign exchange contracts	(214)	—	(214)	—
Non-hedge derivatives, net:
Foreign exchange contracts	501	—	501	—
Deferred compensation plan assets	2,791	2,791	—	—

Description	December 31, 2012	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(6,286)	$—	$(6,286)	$—
Foreign exchange contracts	(4,483)	—	(4,483)	—
Non-hedge derivatives, net:
Foreign exchange contracts	708	—	708	—
Deferred compensation plan assets	2,585	2,585	—	—

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

The Company does not currently have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company’s financial assets or liabilities is measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the three-month period ended March 31, 2013.

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

The components of net periodic benefit cost include the following:

	Three Months Ended
	March 31, 2013	April 1, 2012
Retirement Plans
Service cost	$6,135	$5,742
Interest cost	16,604	17,359
Expected return on plan assets	(21,392)	(21,117)
Amortization of net transition obligation	110	116
Amortization of prior service cost	103	85
Amortization of net actuarial loss	10,713	9,149

Net periodic benefit cost	$12,273	$11,334

Retiree Health and Life Insurance Plans
Service cost	$222	$243
Interest cost	244	345
Expected return on plan assets	(371)	(372)
Amortization of prior service credit	(733)	(1,635)
Amortization of net actuarial loss	(1)	202

Net periodic benefit income	$(639)	$(1,217)

The Company made contributions of $6,196 and $41,528 to its defined benefit retirement and retiree health and life insurance plans during the three months ended March 31, 2013 and April 1, 2012, respectively. The Company anticipates that it will make additional contributions of approximately $26,000 to its defined benefit retirement and retiree health and life insurance plans in 2013.

Sonoco Investment and Retirement Plan (SIRP)

The Company recognized SIRP expense totaling $2,081 and $2,251 for the quarters ended March 31, 2013 and April 1, 2012, respectively. Contributions to the SIRP, funded annually in the first quarter, totaled $9,290 during the three months ended March 31, 2013, and $8,920 during the three months ended April 1, 2012. No additional SIRP contributions are expected during the remainder of 2013.

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

Note 10:	Income Taxes

The Company’s effective tax rate for the three-month periods ending March 31, 2013 and April 1, 2012, was 31.6% and 34.5%, respectively. The quarterly rate for both years varied from the U.S. statutory rate primarily due to the favorable effect of international operations that are subject to tax rates generally lower than the U.S. rate, the favorable effect of the manufacturer’s deduction, and contingencies recorded for uncertain tax positions. The variance from the U.S. statutory rate was greater in 2013 than 2012 primarily due to a difference in the amount of contingencies recorded for uncertain tax positions in the two periods.

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

There have been no significant changes in the Company’s liability for uncertain tax positions since December 31, 2012. The Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental. Management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis.

Note 11:	Segment Reporting

The Company reports its financial results in four reportable segments: Consumer Packaging, Paper and Industrial Converted Products, Display and Packaging, and Protective Solutions. Beginning in the fourth quarter of 2012, the Company changed the name of what had been called Packaging Services to Display and Packaging and what had been called Protective Packaging to Protective Solutions to better describe the segments’ business activities. There was no change to the composition of these segments.

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

The Protective Solutions segment includes the following products: custom-engineered paperboard-based and expanded foam protective packaging and components; temperature-assurance packaging; and retail security packaging.

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

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

FINANCIAL SEGMENT INFORMATION

	Three Months Ended
	March 31, 2013	April 1, 2012
Net sales:
Consumer Packaging	$463,300	$495,766
Paper and Industrial Converted Products	454,207	463,610
Display and Packaging	119,875	114,905
Protective Solutions	141,831	138,089

Consolidated	$1,179,213	$1,212,370

Intersegment sales:
Consumer Packaging	$1,359	$1,899
Paper and Industrial Converted Products	23,455	25,734
Display and Packaging	655	584
Protective Solutions	673	680

Consolidated	$26,142	$28,897

Income before interest and income taxes:
Segment operating profit
Consumer Packaging	$42,340	$50,080
Paper and Industrial Converted Products	31,004	32,304
Display and Packaging	4,705	4,842
Protective Solutions	8,522	7,005
Restructuring/Asset impairment charges	(4,289)	(15,212)
Other, net	(866)	(176)

Consolidated	$81,416	$78,843

Note 12:	Commitments and Contingencies

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

During the fourth quarter of 2005, the U.S. Environmental Protection Agency (EPA) notified U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, that U.S. Mills and NCR Corporation (NCR), an unrelated party, would be jointly held responsible to undertake a program to remove and dispose of certain PCB-contaminated sediments at a particular site on the lower Fox River in Wisconsin (the “Site”) which is now labeled by the EPA as Phase 1. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation. The Company has expensed a total of $17,650 for its estimated share of the total cleanup cost of the Site, and through March 31, 2013, has spent a total of $14,467. The remaining accrual of $3,183 represents the Company’s best estimate of what it is likely to pay to complete the Site project. However, the actual costs associated with cleanup of the Site are dependent upon many factors and it is possible that remediation costs could be higher than the current estimate of project costs. The Company acquired U.S. Mills in 2001, and the alleged contamination predates the acquisition.

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

On October 14, 2010, the EPA and WDNR filed suit against NCR, API, U.S. Mills and nine other defendants in the United States District Court for the Eastern District of Wisconsin (No. 10-CV-00910-WCG) pursuant to Sections 106 and 107 of CERCLA. The plaintiffs seek to recover unreimbursed costs incurred for activities undertaken in response to the release and threatened release of hazardous substances from facilities at or near the Lower Fox River and Green Bay as well as damages for injury to, loss of, and destruction of natural resources resulting from such releases. The plaintiffs also seek a ruling that the defendants are liable for future response costs of the plaintiffs and requiring the defendants to comply with the unilateral Administrative Order for Remedial Action discussed in prior filings. The Company does not believe that the remedies sought in the suit materially expand the Company’s potential liability beyond what has been disclosed in this report or in the Company’s prior filings with the SEC. U.S. Mills has entered into a stipulation with the plaintiffs that, in exchange for U.S. Mills’ admitting that it is liable for discharging wastewater containing PCBs into the river, the plaintiffs would not seek an injunction in this proceeding against U.S. Mills requiring it to participate in the completion of the Fox River remediation. U.S. Mills plans to continue to defend its interests in the suit vigorously.

Since 2007, U.S. Mills has expensed a total of $60,825 for potential liabilities associated with the Fox River contamination (not including amounts expensed for remediation at the Site) and through March 31, 2013, has spent a total of $11,053, primarily on legal fees, leaving a reserve of $49,772 remaining at March 31, 2013 for potential liabilities associated with the Fox River contamination (not including amounts accrued for remediation at the Site). Because of the continuing uncertainties in the estimated costs of remediation and continuing uncertainties surrounding U.S. Mills’ allocable share, including a potentially favorable resolution, it is impossible to state with any reasonable degree of confidence that any estimate is a better estimate than the amount recorded. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $91,000 at March 31, 2013.

On November 8, 2011, the Company completed the acquisition of Tegrant. During its due diligence, the Company identified several potential environmentally contaminated sites. The total remediation cost of these sites was preliminarily estimated to be $18,850 at the time of acquisition and an accrual in this amount was recorded on Tegrant’s opening balance sheet.

The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time.

As of March 31, 2013 and December 31, 2012, the Company (and its subsidiaries) had accrued $74,244 and $75,605, respectively, related to environmental contingencies. Of these, a total of $52,955 and $53,972 relate to U.S. Mills and $18,651 and $18,733 relate to Tegrant at March 31, 2013 and December 31, 2012, respectively. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. U.S. Mills recognized a $40,825 benefit in 2008 from settlements reached and proceeds received on certain insurance policies covering the Fox River contamination. U.S. Mills’ two remaining insurance carriers are in liquidation. It is possible that U.S. Mills may recover from these carriers a small

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

portion of the costs it ultimately incurs. U.S. Mills may also be able to reallocate some of the costs it incurs among other parties. There can be no assurance that such claims for recovery or reallocation would be successful and no amounts have been recognized in the consolidated financial statements of the Company for such potential recovery or reallocation.

Other Legal Matters

In addition to those matters described above, the Company is subject to other various legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters could differ from management’s expectations, the Company does not believe the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company’s financial statements.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of Sonoco Products Company:

We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company as of March 31, 2013, and the related condensed consolidated statements of income and comprehensive income for the three month periods ended March 31, 2013 and April 1, 2012 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2013 and April 1, 2012. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2012, and the related consolidated statements of income, of comprehensive income, of changes in total equity, and of cash flows for the year then ended (not presented herein), and in our report dated March 1, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

May 1, 2013

SONOCO PRODUCTS COMPANY

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements included in this report that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The words “estimate,” “project,” “intend,” “expect,” “believe,” “consider,” “plan,” “strategy,” “opportunity,” “target,” “anticipate,” “objective,” “goal,” “guidance,” “outlook,” “forecast,” “future,” “will,” “would,” “aspires,” or the negative thereof, and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding offsetting high raw material costs; improved productivity and cost containment; adequacy of income tax provisions; refinancing of debt; realization of synergies resulting from acquisitions; adequacy of cash flows; anticipated amounts and uses of cash flows; effects of acquisitions and dispositions; adequacy of provisions for environmental liabilities; financial strategies and the results expected from them; sales growth; market leadership; continued payments of dividends; stock repurchases; producing improvements in earnings; financial results for future periods; goodwill impairment charges; expected amounts of capital spending; anticipated contributions to benefit plans; and creation of long-term value for shareholders. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, expectations, beliefs, plans, strategies and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, without limitation:

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

First Quarter 2013 Compared with First Quarter 2012

RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES

Measures calculated and presented in accordance with generally accepted accounting principles are referred to as GAAP financial measures. The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for each of the periods presented. These non-GAAP financial measures (referred to as “base”) are the GAAP measures adjusted to exclude (dependent upon the applicable period) restructuring charges, asset impairment charges, acquisition-related charges, specifically identified tax adjustments and certain other items, if any, the exclusion of which the Company believes improves comparability and analysis of the underlying financial performance of the business.

	For the three months ended March 31, 2013
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Income before interest and income taxes	$81,416	$4,289	866	$86,571
Interest expense, net	14,268	—	—	14,268

Income before income taxes	67,148	4,289	866	72,303
Provision for income taxes	21,252	1,283	295	22,830

Income before equity in earnings of affiliates	45,896	3,006	571	49,473
Equity in earnings of affiliates, net of tax	1,897	—	—	1,897

Net income	47,793	3,006	571	51,370
Net loss attributable to noncontrolling interests	346	27	—	373

Net income attributable to Sonoco	$48,139	$3,033	571	$51,743

Per diluted common share	$0.47	$0.02	$0.01	$0.50

(1)	Consists primarily of the impact of the February 2013 devaluation of the Venezuelan bolivar fuerte.

SONOCO PRODUCTS COMPANY

	For the three months ended April 1, 2012
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments	Base
Income before interest and income taxes	$78,843	$15,212	176	$94,231
Interest expense, net	15,421	—	—	15,421

Income before income taxes	63,422	15,212	176	78,810
Provision for income taxes	21,897	4,591	63	26,551

Income before equity in earnings of affiliates	41,525	10,621	113	52,259
Equity in earnings of affiliates, net of tax	1,387	—	—	1,387

Net income	42,912	10,621	113	53,646
Net loss attributable to noncontrolling interests	156	30	—	186

Net income attributable to Sonoco	$43,068	$10,651	113	$53,832

Per diluted common share	$0.42	$0.10	$0.00	$0.52

RESULTS OF OPERATIONS

The following discussion provides a review of results for the three months ended March 31, 2013 versus the three months ended April 1, 2012.

OVERVIEW

Net sales for the first quarter of 2013 were $1,179 million, compared with $1,212 million in the same period in 2012. This 2.7% decrease was primarily driven by lower volume and selling prices in certain businesses.

Net income attributable to Sonoco for the first quarter of 2013 was $48.1 million compared to $43.1 million reported for the same period of 2012. Results for 2013 and 2012 include after-tax restructuring and other non-base charges of $3.6 million and $10.8 million, respectively. First quarter 2013 base net income attributable to Sonoco (base earnings) was $51.7 million ($0.50 per diluted share) versus $53.8 million ($0.52 per diluted share) in 2012.

Current quarter earnings were negatively impacted by lower volume in Consumer Packaging and in Paper and Industrial Converted Products together with higher maintenance, labor, pension and other expenses. Productivity improvements and a positive price/cost relationship partially offset these negative factors. The bulk of the year-over-year shortfall in quarterly earnings was driven by a 15% decline in Consumer Packaging operating profit. Small earnings declines in Paper and Industrial Converted Products and in Display and Packaging were offset by a pick up in the Protective Solutions segment. A lower first quarter 2013 effective tax rate and a decrease in net interest expense partially offset the decline in operating profit.

OPERATING REVENUE

Net sales for the first quarter of 2013 were $1,179 million, compared to $1,212 million for the first quarter of 2012, a decrease of 2.7%, or $33 million.

The components of the sales change were:

($ in millions)
Volume/mix	$(25)
Selling prices	(4)
Foreign currency translation and other, net	(4)

Total sales decrease	$(33)

SONOCO PRODUCTS COMPANY

COSTS AND EXPENSES

Cost of sales declined year-over-year on lower volume, but increased as a percentage of sales by 0.4%. Improved productivity was able to offset most of the impact of higher maintenance, labor, pension and other costs while price / cost (the relationship of the change in sales prices to the costs of materials, energy and freight) was essentially flat.

First quarter selling, general and administrative costs declined in line with sales largely due to lower incentive compensation costs more than offsetting normal labor rate increases, higher pension expense and general inflation.

Base earnings before interest and income taxes were 7.3% of sales compared to 7.8% in last year’s first quarter, reflecting the decline in overall gross profit margin.

Restructuring and restructuring-related asset impairment charges totaled $4.3 million and $15.2 million for the first quarters of 2013 and 2012, respectively. The current quarter also included a loss of $0.9 million from the February devaluation of the Venezuelan bolivar fuerte. Additional information regarding restructuring actions and impairments is provided in Note 4 to the Company’s Condensed Consolidated Financial Statements.

Net interest expense for the first quarter of 2013 decreased to $14.3 million, compared with $15.4 million during the same period in 2012. The decrease was due to lower debt levels, primarily as a result of the repatriation of accumulated offshore cash that was used to pay down debt.

The effective tax rate on both GAAP and base earnings for the first quarter of 2013 was 31.6 percent, compared with 34.5 percent and 33.7 percent, respectively, for the same period in 2012. In each case, the lower rate is largely attributable to year-over-year discrete changes in the accrual for uncertain tax positions. The current quarter’s effective rate on base earnings is lower than is expected for the entire year due to discrete items included in the current period.

REPORTABLE SEGMENTS

The following table recaps net sales for the first quarters of 2013 and 2012 ($ in thousands):

	Three Months Ended
	March 31, 2013	April 1, 2012	% Change
Net sales:
Consumer Packaging	$463,300	$495,766	(6.5)%
Paper and Industrial Converted Products	454,207	463,610	(2.0)%
Display and Packaging	119,875	114,905	4.3%
Protective Solutions	141,831	138,089	2.7%

Consolidated	$1,179,213	$1,212,370	(2.7)%

Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Three Months Ended
	March 31, 2013	April 1, 2012	% Change
Income before interest and income taxes:
Segment operating profit
Consumer Packaging	$42,340	$50,080	(15.5)%
Paper and Industrial Converted Products	31,004	32,304	(4.0)%
Display and Packaging	4,705	4,842	(2.8)%
Protective Solutions	8,522	7,005	21.7%
Restructuring/Asset impairment charges	(4,289)	(15,212)	(71.8)%
Other, net	(866)	(176)	392.0%

Consolidated	$81,416	$78,843	3.3%

SONOCO PRODUCTS COMPANY

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the first quarter of 2013 and 2012 ($ in thousands):

	Three Months Ended
	March 31, 2013	April 1, 2012
Restructuring/Asset impairment charges:
Consumer Packaging	$1,243	$4,803
Paper and Industrial Converted Products	2,003	8,713
Display and Packaging	5	292
Protective Solutions	1,038	1,404

Total	$4,289	$15,212

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

Consumer Packaging

Sonoco’s Consumer Packaging segment includes the following products and services: round and shaped rigid containers and trays (both composite and thermoformed plastic); blow-molded plastic bottles and jars; extruded and injection-molded plastic products; printed flexible packaging; global brand artwork management; and metal and peelable membrane ends and closures.

This year’s first quarter segment sales of $463.3 million were 6.5% lower than the $495.8 million reported in the prior year’s first quarter. Year-over-year sales were down due to lower volume throughout the segment and lower sales prices, particularly in flexible packaging and plastics. The volume decline reflects softness in the European economy, negative churn, and market shrinkage in several packaging categories due to changes in customer preferences at both the retail and consumer levels, including continued declines in dual-ovenable trays and certain blowmolded plastic categories. The Company is continuing to pursue identified new opportunities in both thermoformed and blowmolded plastics, which, if successful, could stem these volume losses and reduce the risk of goodwill impairment. The segment also experienced some short-term production inefficiencies related to customer specification changes and isolated quality issues. Management believes these inefficiencies and quality issues have been resolved and, therefore, should not impact second quarter results.

Segment operating profit was $42.3 million compared with $50.1 million in last year’s first quarter. Operating profits were lower in the quarter due to lower volume, a negative price/cost relationship, and higher pension, labor and other expenses, which were partially offset by modest productivity improvements. Operating profit was also negatively impacted by a $1.7 million LIFO inventory adjustment.

Paper and Industrial Converted Products

The Paper and Industrial Converted Products segment includes the following products: high-performance paper and composite paperboard tubes and cores; fiber-based construction tubes and forms; wooden, metal and composite wire and cable reels and spools; and recycled paperboard, linerboard, corrugating medium, recovered paper and other recycled materials.

First quarter 2013 sales for the segment were $454.2 million, compared with $463.6 million in the same period in 2012. The 2.0% year-over-year reduction in first quarter sales was primarily due to lower volume across much of the segment. A substantial amount of this reduction came as a result of a decision to close a recycled fiber trading office in Greece due to its small scale and low margins, a portion of which was offset by an increase in domestic recycling volume.

SONOCO PRODUCTS COMPANY

Segment operating profit declined to $31.0 million in the first quarter compared to $32.3 million in the first quarter of 2012 as a positive price/cost relationship and modest productivity gains were more that offset by lower volume and higher maintenance, labor, pension and other costs.

Display and Packaging

The Display and Packaging segment includes the following products and services: designing, manufacturing, assembling, packing and distributing temporary, semipermanent and permanent point-of-purchase displays; supply chain management services, including contract packing, fulfillment and scalable service centers; and paper amenities, such as coasters and glass covers.

First quarter 2013 sales for this segment rose to $119.9 million, compared with $114.9 million in the same period in 2012, primarily on volume increases in contract packing.

Operating profit declined slightly to $4.7 million from $4.8 million in last year’s quarter as much of the volume increase was at low margins and was offset by higher labor and other costs.

Protective Solutions

The Protective Solutions segment includes the following products: custom-engineered, paperboard-based and expanded foam protective packaging and components; temperature-assurance packaging; and retail security packaging.

First quarter 2013 segment sales increased to $141.8 million, compared with $138.1 million in 2012. This increase was driven by higher volume in the expanded foam and temperature-assurance businesses, partially offset by lower retail security packaging sales.

Segment operating profit increased to $8.5 million in the first quarter, compared to $7.0 million in the first quarter of 2012, primarily due to synergies and strong productivity gains together with the higher volume.

Financial Position, Liquidity and Capital Resources

The Company’s financial position remained strong during the first quarter of 2013. Cash flows provided by operations totaled $136.3 million in the first quarter of 2013 compared with $97.5 million in the first quarter of 2012, an increase of $38.8 million. Lower pension and postretirement plan contributions accounted for approximately $35.0 million of the increase. Trade accounts receivable levels increased in both the three month periods ended March 31, 2013 and April 1, 2012, reflecting higher levels of business activity; however, the magnitude of the increase was lower in 2013 resulting in a year-over-year improvement in operating cash flow of $17.7 million. Inventories used cash of $15.5 million in the first quarter of 2013 compared to using $10.0 million in the same period last year as inventory levels were built up in both years following a normal slowdown associated with the Christmas holidays. Trade accounts payable provided $44.0 million of cash in the first quarter of 2013 compared with $43.8 million in the first quarter of 2012. Accrued expenses used $10.3 million of cash in the first quarter of 2013 compared to providing $1.3 million in the first quarter of 2012 for a year-over-year reduction in operating cash flow of $11.6 million. This change consists primarily of higher year-over-year incentive payouts and the timing of restructuring activity.

Cash used by investing activities was $58.9 million in the first quarter of 2013, compared with $43.7 million in the same period last year. The net increase of $15.2 million reflects higher capital spending in the current year due largely to ongoing construction work on a new biomass boiler at the Company’s Hartsville manufacturing complex. Spending on this $75 million project is expected to be completed by the end of 2013. Proceeds from the sale of assets were lower year over year by $4.5 million as 2012 included approximately $4 million of insurance proceeds for a facility destroyed by fire in 2010. In addition, during the first quarter of 2013, the Company invested $3.6 million to acquire a 12% interest in a recycling and environmental services business in Finland. Capital spending is expected to be approximately $155 million during the remainder of 2013.

Cash used by financing activities totaled $283.3 million in the first quarter of 2013, compared with $58.5 million in the same period last year, an increased use of cash of $224.8 million. Outstanding debt was $1,114.6 million at March 31, 2013, reflecting net repayments of $258.3 million during the first quarter of 2013, while net repayments totaled $36.1 million during the same period last year. The Company repatriated approximately $254 million of cash from its foreign

SONOCO PRODUCTS COMPANY

subsidiaries during the first quarter of 2013, using the proceeds to pay off the $135 million balance of a term loan entered into in November 2011 to fund the purchase of Tegrant Holding Corporation and the remainder to pay down commercial paper. During the first three months of 2013, the Company utilized cash to pay dividends of $30.3 million, an increase of $1.1 million over the same period last year.

The Company operates a $350 million commercial paper program, supported by a bank credit facility of the same amount committed through October 2017. Outstanding commercial paper totaled $23 million and $152 million at March 31, 2013 and December 31, 2012, respectively.

Cash and cash equivalents totaled $163.5 million and $373.1 million at March 31, 2013 and December 31, 2012, respectively. Of these totals, $130.0 million and $346.7 million, respectively, were held outside of the United States by the Company’s foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. Under current law, cash repatriated to the United States is subject to federal income taxes, less applicable foreign tax credits. In the first quarter of 2013, the Company repatriated $254 million of its offshore cash, utilizing it to pay down existing debt. The Company intends to repatriate an additional $6 million during the balance of 2013. The transactions to repatriate these funds were initiated in late 2012 and, accordingly, the Company recognized U.S. federal tax expense on these amounts in its 2012 financial statements. As the Company enjoys ample domestic liquidity through a combination of operating cash flow generation and access to bank and capital markets borrowings, it considers its remaining offshore cash balances to be indefinitely invested outside the United States and, accordingly, does not provide for U.S. federal tax liability on these amounts for financial reporting purposes. However, if such balances were to be repatriated, additional U.S. federal income tax payments in future years could result. Computation of the potential deferred tax liability associated with unremitted earnings deemed to be indefinitely reinvested is not practicable. The Company utilizes a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations where it is needed.

Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires the Company to maintain a minimum level of interest coverage, and a minimum level of net worth, as defined in the financing documents. As of March 31, 2013, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.

The Company anticipates additional contributions to its pension and postretirement plans of approximately $26 million during the remainder of 2013, which would bring total contributions made during 2013 to approximately $41 million. Future funding requirements beyond 2013 will depend largely on actual investment returns, future actuarial assumptions, and legislative actions.

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

At March 31, 2013, the Company had commodity contracts outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. The total net fair market value of these instruments was an unfavorable position of $2.8 million at March 31, 2013, and an unfavorable position of $6.3 million at December 31, 2012. Natural gas, aluminum, and old corrugated containers contracts covering an equivalent of 6.1 million MMBTUs, 3,121 metric tons, and 5,900 short tons, respectively, were outstanding at March 31, 2013. Additionally, the Company had various currency contracts outstanding to fix the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments was a net unfavorable position of $0.2 million at March 31, 2013, compared with a net unfavorable position of $4.5 million at December 31, 2012. These contracts qualify as cash flow hedges and mature within twelve months of their respective reporting dates.

In addition, at March 31, 2013, the Company had various currency contracts outstanding to fix the exchange rate on certain foreign currency assets and liabilities. Although placed as an economic hedge, the Company does not apply hedge accounting to these contracts. The fair value of these currency contracts was a net favorable position of $0.5 million at March 31, 2013 and a net favorable position of $0.7 million at December 31, 2012.

SONOCO PRODUCTS COMPANY

At March 31, 2013, the U.S. dollar had strengthened against most of the functional currencies of the Company’s foreign operations compared to December 31, 2012, resulting in a translation loss of $19.6 million being recorded in accumulated other comprehensive income during the three months ended March 31, 2013.

Restructuring and Impairment

Information regarding restructuring charges and restructuring-related asset impairment charges is provided in Note 4 to the Company’s Condensed Consolidated Financial Statements.

New Accounting Pronouncements

Information regarding new accounting pronouncements is provided in Note 2 to the Company’s Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Information about the Company’s exposure to market risk is discussed under Part I, Item 2 in this report and was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 1, 2013. There have been no other material quantitative or qualitative changes in market risk exposure since the date of that filing.

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

Information with respect to legal proceedings and other exposures appears in Part I – Item 3 – “Legal Proceedings” and Part II – Item 8 – “Financial Statements and Supplementary Data” (Note 14 - “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and in Part I – Item 1 – “Financial Statements” (Note 12 – “Commitments and Contingencies”) of this report.

Fox River

In April 2006, the United States and the State of Wisconsin (plaintiffs) sued U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, and NCR Corporation (NCR), an unrelated company, to recover certain costs incurred for response activities undertaken regarding the release and threatened release of hazardous substances in specific areas of elevated concentrations of polychlorinated biphenyls (PCBs) in sediments in the Lower Fox River and

SONOCO PRODUCTS COMPANY

Green Bay in northeastern Wisconsin (hereinafter the Site). Pursuant to a Consent Decree agreed to by NCR and U.S. Mills as a consequence of the litigation, the Site is to be cleaned up on an expedited basis and NCR and U.S. Mills started removing contaminated sediment in May 2007. The remediation involves removal of sediment from the riverbed, dewatering of the sediment and storage at an offsite landfill. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation, which through March 31, 2013, has totaled slightly more than $25 million. U.S. Mills’ environmental reserve at March 31, 2013, includes $3.2 million for its share of the estimated remaining costs under the funding agreement for the remediation of the Site. The actual costs associated with cleanup of the Site, however, are dependent upon many factors and it is possible that remediation costs could be higher or lower than the current estimate of project costs. Under the terms of the agreement, the parties reserved their rights to make claims against each other, as well as third parties, to reallocate the costs of remediating the Site. Accordingly, the Company’s ultimate share of the liability for remediating the Site could be greater or less than 50% of the total cost.

In addition to the Site discussed above, as previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2012, U.S. Mills faces additional exposure related to potential natural resource damage and environmental remediation costs for a larger stretch of the lower Fox River, including the bay at Green Bay, which includes the Site discussed above (Operating Units 2 – 5). On November 13, 2007, the EPA issued a unilateral Administrative Order for Remedial Action pursuant to Section 106 of CERCLA. The order requires U.S. Mills and the seven other respondents jointly to take various actions to cleanup OUs 2 – 5. The order covers planning and design work as well as dredging and disposing of contaminated sediments and the capping of dredged and less contaminated areas of the river bottom. The order also provides for a penalty for failure by a respondent to comply with its terms as well as exposing a non-complying respondent to potential treble damages. Even though U.S. Mills has reserved its rights to contest liability for any portion of the work, it is cooperating with the other respondents to comply with the order, but its financial contribution will likely be determined by the lawsuit commenced in June 2008 and discussed below.

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

On October 14, 2010, the United States and the State of Wisconsin filed suit against NCR, API, U.S. Mills and nine other defendants in the United States District Court for the Eastern District of Wisconsin (No. 10-CV-00910-WCG) pursuant to Sections 106 and 107 of CERCLA. The plaintiffs seek to recover unreimbursed costs incurred for activities undertaken in response to the release and threatened release of hazardous substances from facilities at or near the Lower Fox River and Green Bay as well as damages for injury to, loss of, and destruction of natural resources resulting from such releases. The plaintiffs also seek a ruling that the defendants are liable for future response costs of the plaintiffs and requiring the defendants to comply with the unilateral Administrative Order for Remedial Action discussed above. The Company does not believe that the remedies sought in the suit materially expand the Company’s potential liability beyond what has been previously disclosed in this report or in the Company’s prior filings. U.S. Mills has entered into a stipulation with the plaintiffs that, in exchange for U.S. Mills’ admitting that it is liable for discharging wastewater containing PCBs into the river, the plaintiffs would not seek an injunction in this proceeding against U.S. Mills requiring it to participate in the completion of the Fox River remediation. U.S. Mills plans to continue to defend its interests in the suit vigorously.

SONOCO PRODUCTS COMPANY

As of March 31, 2013, U.S. Mills’ environmental reserve for potential liabilities associated with the remediation of OUs 2 - 5 (not including amounts accrued for remediation of the Site) totaled $49.8 million. Because of the continuing uncertainties in the estimated costs of remediation and continuing uncertainties surrounding U.S. Mills’ allocable share, including a potentially favorable resolution, it is impossible to state with any degree of confidence that any estimate is a better estimate than the amount recorded. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional pretax exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $91 million at March 31, 2013.

Other Legal Matters

Additional information regarding legal proceedings is provided in Note 12 to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs[2]
1/01/13 – 2/03/13	8,863	$29.78	—	5,000,000
2/04/13 – 3/03/13	44,689	$30.02	—	5,000,000
3/04/13 – 3/31/13	2,464	$33.80	—	5,000,000

Total	56,016	$30.15	—	5,000,000

[1]

A total of 56,016 common shares were repurchased in the first quarter of 2013 related to shares withheld to satisfy employee tax withholding obligations in association with the exercise of certain share-based compensation awards. These shares were not repurchased as part of a publicly announced plan or program.

[2]

On April 19, 2006, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. This authorization rescinded all previous existing authorizations and does not have a specific expiration date. No shares were repurchased under this authorization during 2013. At March 31, 2013, a total of 5,000,000 shares remained available for repurchase.

Item 6.	Exhibits.

15.	Letter re: unaudited interim financial information

31.	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

101.	The following materials from Sonoco Products Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2013 and April 1, 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and April 1, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and April 1, 2012, and (v) Notes to Condensed Consolidated Financial Statements.

SONOCO PRODUCTS COMPANY

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date: May 1, 2013	By:	/s/ Barry L. Saunders
Barry L. Saunders
Vice President and Chief Financial Officer
(principal financial officer)

SONOCO PRODUCTS COMPANY

EXHIBIT INDEX

Exhibit Number	Description

15	Letter re: unaudited interim financial information

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

101	The following materials from Sonoco Products Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and April 1, 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and April 1, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and April 1, 2012, and (v) Notes to Condensed Consolidated Financial Statements.