Form 10-Q
period 2013-06-30
SONOCO PRODUCTS CO
filed 2013-07-31
CIK 91767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at July 19, 2013:

Common stock, no par value: 100,417,239

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

SONOCO PRODUCTS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars and shares in thousands)

	June 30, 2013	December 31, 2012*
Assets
Current Assets
Cash and cash equivalents	$179,361	$373,084
Trade accounts receivable, net of allowances	668,670	619,761
Other receivables	30,103	36,311
Inventories:
Finished and in process	154,116	159,193
Materials and supplies	237,005	224,079
Prepaid expenses	37,699	65,395
Deferred income taxes	23,985	22,073

	1,330,939	1,499,896
Property, Plant and Equipment, Net	1,033,189	1,034,906
Goodwill	1,096,483	1,110,505
Other Intangible Assets, Net	257,927	276,809
Long-term Deferred Income Taxes	73,333	90,936
Other Assets	164,956	163,013

Total Assets	$3,956,827	$4,176,065

Liabilities and Equity
Current Liabilities
Payable to suppliers	$484,687	$426,786
Accrued expenses and other	316,070	337,536
Notes payable and current portion of long-term debt	143,517	273,608
Accrued taxes	12,545	6,305

	956,819	1,044,235
Long-term Debt, Net of Current Portion	947,958	1,099,454
Pension and Other Postretirement Benefits	451,327	461,881
Deferred Income Taxes	14,727	15,649
Other Liabilities	52,125	51,632
Commitments and Contingencies
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 101,382 and 100,847 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	7,175	7,175
Capital in excess of stated value	461,605	445,492
Accumulated other comprehensive loss	(500,910)	(475,826)
Retained earnings	1,552,687	1,512,145

Total Sonoco Shareholders’ Equity	1,520,557	1,488,986

Noncontrolling Interests	13,314	14,228

Total Equity	1,533,871	1,503,214

Total Liabilities and Equity	$3,956,827	$4,176,065

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Dollars and shares in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net sales	$1,226,256	$1,202,359	$2,405,469	$2,414,729
Cost of sales	1,003,692	985,817	1,977,189	1,981,326

Gross profit	222,564	216,542	428,280	433,403
Selling, general and administrative expenses	121,848	118,554	241,859	241,360
Restructuring/Asset impairment charges	8,678	9,396	12,967	24,608

Income before interest and income taxes	92,038	88,592	173,454	167,435
Interest expense	15,136	16,205	30,281	32,471
Interest income	729	957	1,606	1,802

Income before income taxes	77,631	73,344	144,779	136,766
Provision for income taxes	26,409	25,905	47,661	47,802

Income before equity in earnings of affiliates	51,222	47,439	97,118	88,964
Equity in earnings of affiliates, net of tax	3,824	3,912	5,721	5,299

Net income	$55,046	$51,351	$102,839	$94,263

Net loss/(income) attributable to noncontrolling interests	$(58)	$(28)	$288	$128

Net income attributable to Sonoco	$54,988	$51,323	$103,127	$94,391

Weighted average common shares outstanding:
Basic	102,640	101,812	102,461	101,672

Diluted	102,977	102,569	102,988	102,563

Per common share:
Net income attributable to Sonoco:
Basic	$0.54	$0.50	$1.01	$0.93

Diluted	$0.53	$0.50	$1.00	$0.92

Cash dividends	$0.31	$0.30	$0.61	$0.59

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net income	$55,046	$51,351	$102,839	$94,263

Other comprehensive income/(loss):
Foreign currency translation adjustments	(21,090)	(45,684)	(40,699)	(17,809)
Changes in defined benefit plans, net of tax	6,239	4,936	12,725	9,947
Changes in derivative financial instruments, net of tax	(1,770)	1,493	2,890	1,711

Comprehensive income	38,425	12,096	77,755	88,112

Comprehensive loss/(income) attributable to noncontrolling interests	(58)	(28)	288	128

Comprehensive income attributable to Sonoco	$38,367	$12,068	$78,043	$88,240

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30, 2013	July 1, 2012
Cash Flows from Operating Activities:
Net income	$102,839	$94,263
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	6,850	4,692
Depreciation, depletion and amortization	98,254	101,133
Share-based compensation expense	5,030	6,826
Equity in earnings of affiliates	(5,721)	(5,299)
Cash dividends from affiliated companies	3,660	1,250
(Gain) loss on disposition of assets	(1,100)	172
Pension and postretirement plan expense	31,366	25,057
Pension and postretirement plan contributions	(24,812)	(58,964)
Tax effect of share-based compensation exercises	3,989	4,357
Excess tax benefit of share-based compensation	(1,749)	(1,867)
Net increase (decrease) in deferred taxes	14,874	(3,288)
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Trade accounts receivable	(64,135)	(43,923)
Inventories	(14,717)	(15,239)
Payable to suppliers	68,500	19,887
Prepaid expenses	(6,400)	(5,559)
Accrued expenses	(14,685)	(6,921)
Income taxes payable and other income tax items	33,184	16,394
Fox River environmental reserves	(1,428)	(910)
Other assets and liabilities	10,681	8,311

Net cash provided by operating activities	244,480	140,372

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(98,978)	(104,433)
Cost of acquisitions, exclusive of cash	—	(503)
Proceeds from the sale of assets	8,017	6,395
Investment in affiliates and other, net	(3,571)	—

Net cash used in investing activities	(94,532)	(98,541)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	8,630	3,610
Principal repayment of debt	(137,987)	(26,174)
Net (decrease) increase in commercial paper	(152,000)	55,000
Net (decrease) increase in outstanding checks	(1,283)	2,026
Excess tax benefit of share-based compensation	1,749	1,867
Cash dividends	(61,721)	(59,343)
Shares acquired	(1,961)	(3,430)
Shares issued	9,940	5,975

Net cash used in financing activities	(334,633)	(20,469)

Effects of Exchange Rate Changes on Cash	(9,038)	(880)

Net (Decrease) Increase in Cash and Cash Equivalents	(193,723)	20,482
Cash and cash equivalents at beginning of period	373,084	175,523

Cash and cash equivalents at end of period	$179,361	$196,005

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

Note 1:	Basis of Interim Presentation

In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

During the completion of its 2012 financial statements, the Company noted a misclassification of cash flows associated with $3,996 of insurance proceeds received in the first quarter of 2012 associated with assets destroyed in a fire in 2011. The proceeds were originally treated as a positive cash flow from operations but instead represented an investing cash flow. Accordingly, the Company has revised its Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2012 to reduce the reported cash flow generated from operations and decrease the reported net cash used in investing activities by the amount of these proceeds. The effect of this adjustment was not considered material to previously issued financial statements; however, to enhance comparability, the Company revised its second quarter 2012 financial statements as described above.

With respect to the unaudited condensed consolidated financial information of the Company for the three- and six-month periods ended June 30, 2013 and July 1, 2012 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 31, 2013 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Note 2:	New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued ASU no. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to present on the face of the financial statements where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income/(loss) by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The requirements of this update are effective prospectively for reporting periods beginning after December 15, 2012. The disclosures required by this ASU are provided in Note 5 to these condensed consolidated financial statements.

During the three- and six-month periods ended June 30, 2013, there have been no other newly issued nor newly applicable accounting pronouncements that have, or are expected to have, a material impact on the Company’s financial statements. Further, at June 30, 2013, there were no other pronouncements pending adoption that are expected to have a material impact on the Company’s financial statements.

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

Note 3:	Shareholders’ Equity

Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Numerator:
Net income attributable to Sonoco	$54,988	$51,323	$103,127	$94,391

Denominator:
Weighted average common shares outstanding:
Basic	102,640,000	101,812,000	102,461,000	101,672,000
Dilutive effect of stock-based compensation	337,000	757,000	527,000	891,000

Diluted	102,977,000	102,569,000	102,988,000	102,563,000

Reported net income attributable to Sonoco per common share:
Basic	$0.54	$0.50	$1.01	$0.93

Diluted	$0.53	$0.50	$1.00	$0.92

Stock options and stock appreciation rights covering 1,456,851 and 1,964,192 shares, respectively, were not dilutive during the three and six-month periods ended June 30, 2013, respectively, and are therefore excluded from the computations of income attributable to Sonoco per diluted common share. The comparable figures for the three and six-month periods ended July 1, 2012 were 2,460,920 and 2,467,445 shares, respectively. No adjustments were made to reported net income attributable to Sonoco in the computations of earnings per share.

Stock Repurchases

The Company’s Board of Directors has authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. No shares were purchased under this authorization during the first six months of 2013; accordingly, at June 30, 2013, a total of 5,000,000 shares remain available for repurchase.

The Company frequently repurchases shares of its common stock to satisfy employee tax withholding obligations in association with the exercise of certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 63,757 shares in the first six months of 2013 at a cost of $1,961, and 102,964 shares in the first six months of 2012 at a cost of $3,430.

Dividend Declarations

On April 17, 2013, the Board of Directors declared a regular quarterly dividend of $0.31 per share. This dividend was paid on June 10, 2013 to all shareholders of record as of May 17, 2013.

On July 17, 2013, the Board of Directors declared a regular quarterly dividend of $0.31 per share. This dividend is payable September 10, 2013 to all shareholders of record as of August 16, 2013.

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

Note 4:	Restructuring and Asset Impairment

The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2013 and 2012 are reported as “2013 Actions” and “2012 Actions,” respectively. Actions initiated prior to 2012, all of which were substantially complete at June 30, 2013, are reported as “2011 and Earlier Actions.”

Following are the total restructuring and asset impairment charges/(credits), net of adjustments, recognized by the Company during the periods presented:

	2013		2012
	Second Quarter	Six Months	Second Quarter	Six Months
Restructuring/Asset impairment:
2013 Actions	$8,486	$9,802	$—	$—
2012 Actions	541	1,452	6,114	17,102
2011 and Earlier Actions	(349)	1,713	3,282	7,506

Restructuring/Asset impairment charges	$8,678	$12,967	$9,396	$24,608
Income tax benefit	(2,913)	(4,196)	(1,195)	(5,786)
Equity method investments, net of tax	—	—	22	22
Costs attributable to noncontrolling interests, net of tax	27	54	43	73

Total impact of restructuring/asset impairment charges, net of tax	$5,792	$8,825	$8,266	$18,917

Pre-tax restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Condensed Consolidated Statements of Income.

The Company expects to recognize future additional charges totaling approximately $8,250 in connection with announced restructuring actions and believes that the majority of these charges will be incurred and paid by the end of 2013. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions may be undertaken.

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

2013 Actions

During 2013, the Company announced the planned closures of a thermoforming operation in Ireland and a rigid paper packaging plant in the United States (part of the Consumer Packaging segment), a small tube and core operation in Europe (part of the Paper and Industrial Converted Products segment), and a fulfillment service center in the United States (part of the Display and Packaging segment). The Company also sold a small corrugated box operation in the United States (part of the Protective Solutions segment) and realigned its cost structure resulting in the elimination of approximately 50 positions.

Below is a summary of 2013 Actions and related expenses by segment and by type incurred and estimated to be incurred through completion.

2013 Actions	Second Quarter	Total Incurred to Date	Estimated Total Cost
Severance and Termination Benefits
Paper and Industrial Converted Products	$409	$909	$1,109
Consumer Packaging	1,070	1,505	3,305
Display and Packaging	79	79	629
Protective Solutions	523	563	563
Asset Impairment / Disposal of Assets
Paper and Industrial Converted Products	163	414	414
Consumer Packaging	5,231	5,231	5,231
Protective Solutions	414	414	414
Other Costs
Paper and Industrial Converted Products	6	96	446
Consumer Packaging	552	552	2,852
Protective Solutions	39	39	39

Total Charges and Adjustments	$8,486	$9,802	$15,002

The following table sets forth the activity in the 2013 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2013 Actions	Severance and	Asset Impairment/	Other Costs	Total
Accrual Activity 2013 Year to Date	Termination Benefits	Disposal of Assets
Liability at December 31, 2012	$—	$—	$—	$—
2013 charges	3,056	6,059	687	9,802
Cash receipts/(payments)	(1,637)	6,290	(687)	3,966
Asset write downs/disposals	—	(12,349)	—	(12,349)
Foreign currency translation	9	—	—	9

Liability at June 30, 2013	$1,428	$—	$—	$1,428

Included in “Asset Impairment/Disposal of Assets” above are impairments of $4,959 related to the Company’s planned closure of a thermoformed plastics operation in Ireland. This charge consists of a $3,561 impairment of net fixed assets and a $1,398 impairment of other intangible assets (customer lists). Included in 2013 charges above is a loss of $286 from the sale of a small corrugated box business in Kennesaw, Georgia, acquired as part of the November 2011 acquisition of Tegrant Holding Company (Tegrant). The Company received proceeds of $6,200 from the sale of this business which had annual sales of approximately $13,000. Assets written off in connection with the sale included: net fixed assets of $773, net working capital of $1,275, goodwill of $2,430, and other intangible assets (primarily customer lists) of $2,008.

“Other costs” consist primarily of equipment removal costs.

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

The Company expects to pay the majority of the remaining 2013 Actions restructuring costs by the end of 2013 using cash generated from operations.

2012 Actions

During 2012, the Company announced the closures of a paper mill in Germany (part of the Paper and Industrial Converted Products segment) and a protective packaging operation in the United States (part of the Protective Solutions segment). In addition, the Company continued its rationalization efforts in its blow-molding businesses (part of the Consumer Packaging segment), including the closure of a facility in Canada, and realigned its cost structure resulting in the elimination of approximately 165 positions.

Below is a summary of 2012 Actions and related expenses by segment and by type incurred and estimated to be incurred through completion.

	2013		2012		Total
2012 Actions	Second Quarter	Six Months	Second Quarter	Six Months	Incurred to Date	Estimated Total Cost
Severance and Termination Benefits
Paper and Industrial Converted Products	$290	$335	$2,137	$7,605	$10,664	$10,814
Consumer Packaging	7	53	792	1,102	2,624	2,624
Display and Packaging	(2)	(4)	4	285	1,297	1,297
Protective Solutions	15	67	432	1,363	1,662	1,662
Corporate	—	—	—	—	297	297
Asset Impairment / Disposal of Assets
Paper and Industrial Converted Products	(41)	95	113	2,251	2,499	2,499
Consumer Packaging	46	46	2,031	3,295	2,967	2,967
Protective Solutions	—	—	—	161	161	161
Other Costs
Paper and Industrial Converted Products	79	490	187	517	1,784	2,084
Consumer Packaging	55	148	232	325	1,009	1,359
Display and Packaging	10	17	—	—	28	28
Protective Solutions	82	205	186	198	1,141	1,241

Total Charges and Adjustments	$541	$1,452	$6,114	$17,102	$26,133	$27,033

The following table sets forth the activity in the 2012 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2012 Actions Accrual Activity 2013 Year to Date	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability at December 31, 2012	$6,313	$—	$80	$6,393
2013 charges	561	182	860	1,603
Adjustments	(110)	(41)	—	(151)
Cash receipts/(payments)	(3,948)	41	(812)	(4,719)
Asset write downs/disposals	—	(182)	—	(182)
Foreign currency translation	(15)	—	(3)	(18)

Liability at June 30, 2013	$2,801	$—	$125	$2,926

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

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

2011 and Earlier Actions

2011 and Earlier Actions are comprised of a number of plant closures and workforce reductions initiated prior to 2012. Costs for these actions relate primarily to the cost of plant closures including severance, equipment removal, plant security, property taxes and insurance. Additionally, the second quarter of 2013 includes the favorable impact of $(1,031) from the recovery of value added tax receivables that had been impaired upon the 2007 closure of a metal ends plant in Brazil (Consumer Packaging segment). The Company expects to recognize future pretax charges of approximately $2,150 associated with 2011 and Earlier Actions.

Below is a summary of expenses/(income) incurred by segment for 2011 and Earlier Actions for the three- and six-month periods ended June 30, 2013 and July 1, 2012.

	2013		2012
2011 and Earlier Actions	Second Quarter	Six Months	Second Quarter	Six Months
Paper and Industrial Converted Products	$398	$969	$348	$1,124
Consumer Packaging	(769)	(100)	3,136	6,273
Display and Packaging	—	—	(199)	(188)
Protective Solutions	22	844	(3)	297

Total Charges and Adjustments	$(349)	$1,713	$3,282	$7,506

The accrual for 2011 and Earlier Actions totaled $3,816 and $5,229 at June 30, 2013 and December 31, 2012, respectively, and is included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. The accrual relates primarily to a pension withdrawal liability associated with a former paper mill in the United States and unpaid severance. The Company expects the majority of both the liability and the future costs associated with 2011 and Earlier Actions to be paid by the end of 2013 using cash generated from operations.

Note 5:	Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss and the changes in the balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the six months ended June 30, 2013:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$(6,727)	$(472,333)	$3,234	$(475,826)
Other comprehensive income before reclassifications	2,092	—	(40,699)	(38,607)
Amounts reclassified from accumulated other comprehensive income to net income	709	12,725	—	13,434
Amounts reclassified from accumulated other comprehensive income to fixed assets	89	—	—	89

Net current-period other comprehensive income	2,890	12,725	(40,699)	(25,084)

Balance at June 30, 2013	$(3,837)	$(459,608)	$(37,465)	$(500,910)

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

The following table summarizes the effects on net income of significant amounts classified out of each component of accumulated other comprehensive loss for the six months ended June 30, 2013:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Condensed Consolidated Statements of Net Income

Gains and losses on cash flow hedges
Foreign exchange contracts	$2,242	Net sales
Foreign exchange contracts	(1,050)	Cost of sales
Commodity contracts	(2,389)	Cost of sales

	(1,197)	Total before tax
	488	Tax benefit

	$(709)	Net of tax

Defined benefit pension items
Amortization of defined benefit pension items(a)	$(13,770)	Cost of sales
Amortization of defined benefit pension items(a)	(4,590)	Selling, general and administrative

	(18,360)	Total before tax
	5,635	Tax benefit

	$(12,725)	Net of tax

Total reclassifications for the period	$(13,434)	Net of tax

(a)	See Note 9 for additional details.

At June 30, 2013, the Company had commodity and foreign currency contracts outstanding to fix the costs of certain anticipated raw materials and energy purchases. These contracts, which have maturities ranging from July 2013 to December 2014, qualify as cash flow hedges under U.S. GAAP. The amounts included in accumulated other comprehensive loss related to these cash flow hedges were in an unfavorable position of $5,891 ($3,837 after tax) at June 30, 2013, and an unfavorable position of $10,772 ($6,727 after tax) at December 31, 2012.

The cumulative tax benefit on Cash Flow Hedges was $2,054 at June 30, 2013, and $4,045 at December 31, 2012. During the three- and six-month periods ended June 30, 2013, the tax benefit on Cash Flow Hedges changed by $1,033 and $(1,991), respectively.

The cumulative tax benefit on Defined Benefit Pension Items was $272,600 at June 30, 2013, and $278,235 at December 31, 2012. During the three- and six-month periods ended June 30, 2013, the tax benefit on Defined Benefit Pension Items decreased by $(1,928) and $(5,635), respectively.

During the three- and six-month periods ended June 30, 2013, changes in noncontrolling interests include foreign currency translation adjustments of $(332) and $(626), respectively.

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

Note 6:	Goodwill and Other Intangible Assets

Goodwill

A summary of the changes in goodwill by segment for the six months ended June 30, 2013 is as follows:

	Consumer Packaging	Paper and Industrial Converted Products	Display and Packaging	Protective Solutions	Total

Goodwill at December 31, 2012	$427,575	$254,706	$158,023	$270,201	$1,110,505
Foreign currency translation	(7,392)	(4,200)	—	—	(11,592)
Other	—	—	—	(2,430)	(2,430)

Goodwill at June 30, 2013	$420,183	$250,506	$158,023	$267,771	$1,096,483

“Other” reflects the disposal of $2,430 of goodwill associated with the sale of a small corrugated box operation in the United States that had been acquired as part of the Company’s November 2011 acquisition of Tegrant.

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

Although no reporting units failed the qualitative or quantitative assessments noted above, in management’s opinion, the reporting units with significant goodwill having the greatest risk of future impairment if actual results in the future are not as expected are Plastics – Blowmolding, Rigid Paper – Europe, and Plastics – Thermoforming. Total goodwill associated with these reporting units was approximately $127,800, $9,500 and $53,200, respectively, at June 30, 2013. Although management believes that goodwill of the Display and Packaging reporting unit is not currently at risk for impairment, a large portion of sales in this unit is concentrated in one customer and will be up for negotiation over the next few years. Management expects to retain this business; however, if a significant amount is lost and not replaced, it is possible that a goodwill impairment charge may be incurred. Total goodwill associated with this reporting unit was approximately $158,000 at June 30, 2013.

There were no triggering events during the three- or six-month periods ended June 30, 2013. However, the plastics businesses have experienced some short-term performance issues and are not performing at the levels expected at the time of last year’s annual test. The goodwill for these units could become impaired should these units not exhibit the sustained business improvements expected or management’s outlook changes. The Company will perform its next annual goodwill impairment test during the third quarter of 2013.

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

Other Intangible Assets

A summary of other intangible assets as of June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013	December 31, 2012
Other Intangible Assets, gross
Patents	$2,222	$2,224
Customer lists	339,149	345,133
Trade names	21,169	21,214
Proprietary technology	17,837	17,844
Land use rights	350	350
Other	4,760	4,944

Other Intangible Assets, gross	$385,487	$391,709

Accumulated Amortization	$(127,560)	$(114,900)

Other Intangible Assets, net	$257,927	$276,809

Other intangible assets are amortized on a straight-line basis over their respective useful lives, which generally range from three to forty years. The Company has no intangibles with indefinite lives.

Aggregate amortization expense was $7,141 and $6,821 for the three months ended June 30, 2013 and July 1, 2012, respectively, and $14,316 and $14,177 for the six months ended June 30, 2013 and July 1, 2012, respectively. Amortization expense on other intangible assets is expected to approximate $28,700 in 2013, $28,100 in 2014, $26,700 in 2015, $26,500 in 2016 and $24,600 in 2017.

Note 7:	Financial Instruments and Derivatives

The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$947,958	$1,012,358	$1,099,454	$1,214,292

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

Cash Flow Hedges

At June 30, 2013 and December 31, 2012, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. To the extent considered effective, the changes in fair value of these contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which the hedged item impacts earnings. The Company has determined all hedges to be highly effective and as a result no material ineffectiveness has been recorded.

Commodity Cash Flow Hedges

The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas, aluminum and old corrugated containers. At June 30, 2013, natural gas swaps covering approximately 5.7 million MMBTUs were outstanding. These contracts represent approximately 79% and 67% of anticipated U.S. and Canadian usage for the remainder of 2013 and 2014, respectively. Additionally, the Company had swap contracts covering 3,251 metric tons of aluminum representing approximately 59% of

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

anticipated usage for the remainder of 2013 and 5% for 2014, and 1,050 short tons of old corrugated containers representing approximately 2% of anticipated usage for the remainder of 2013. The fair values of the Company’s commodity cash flow hedges were in loss positions of $(4,764) and $(6,286) at June 30, 2013 and December 31, 2012, respectively. The amount of the loss included in accumulated other comprehensive loss at June 30, 2013, that is expected to be reclassified to the income statement during the next twelve months is $(3,829).

Foreign Currency Cash Flow Hedges

The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases forecast to occur in 2013. The net positions of these contracts at June 30, 2013 were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	9,951,965
Mexican peso	purchase	266,043
Canadian dollar	purchase	27,849
Turkish lira	purchase	2,011
British pound	purchase	1,256
Polish zloty	purchase	971
New Zealand dollar	sell	(587)
Euro	sell	(860)
Australian dollar	sell	(1,880)

The fair value of these foreign currency cash flow hedges was $(1,081) and $(4,483) at June 30, 2013 and December 31, 2012, respectively. During the first six months of 2013, certain foreign currency cash flow hedges related to construction in progress were settled as the related capital expenditures were made. Losses from these hedges totaling $89 were reclassified from accumulated other comprehensive loss and included in the carrying value of the assets acquired. The amount of the loss included in accumulated other comprehensive loss at June 30, 2013 expected to be reclassified to the income statement during the next twelve months is $(1,030).

Other Derivatives

The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and existing foreign currency denominated receivables and payables. The Company does not apply hedge accounting treatment under ASC 815 for these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur. The net positions of these contracts at June 30, 2013, were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	15,482,812
Euro	purchase	10,375
Canadian dollar	purchase	4,547
British pound	purchase	1,571

The fair value of the Company’s other derivatives was $(603) and $708 at June 30, 2013 and December 31, 2012, respectively.

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

The following table sets forth the location and fair values of the Company’s derivative instruments at June 30, 2013 and December 31, 2012:

Description	Balance Sheet Location	June 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$42	$201
Commodity Contracts	Other assets	$—	$—
Commodity Contracts	Accrued expenses and other	$(3,864)	$(4,760)
Commodity Contracts	Other liabilities	$(942)	$(1,727)
Foreign Exchange Contracts	Prepaid expenses	$660	$725
Foreign Exchange Contracts	Accrued expenses and other	$(1,741)	$(5,208)
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Prepaid expenses	$—	$679
Foreign Exchange Contracts	Other assets	$—	$36
Foreign Exchange Contracts	Accrued expenses and other	$(511)	$(7)
Foreign Exchange Contracts	Other liabilities	$(92)	$—

While certain of the Company’s derivative contract arrangements with its counterparties provide for the ability to settle contracts on a net basis, the Company reports its derivative positions on a gross basis.

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the three months ended June 30, 2013 and July 1, 2012:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)

Three months ended June 30, 2013
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$267	Net sales	$1,798	Net sales	$—
		Cost of sales	$(647)
Commodity Contracts	$(2,666)	Cost of sales	$(733)	Cost of sales	$66

Three months ended July 1, 2012
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$(1,756)	Net sales	$(303)	Net sales	$—
		Cost of sales	$123
Commodity Contracts	$505	Cost of sales	$(3,414)	Cost of sales	$(13)

Derivatives not designated as hedging instruments:	Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized

Three months ended June 30, 2013
Foreign Exchange Contracts	Cost of sales	$(975)
	Selling, general and administrative	$(129)

Three months ended July 1, 2012
Foreign Exchange Contracts	Cost of sales	$(628)
	Selling, general and administrative	$16

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the six months ended June 30, 2013 and July 1, 2012:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)

Six months ended June 30, 2013
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$4,523	Net sales	$2,242	Net sales	$—
		Cost of sales	$(1,050)
Commodity Contracts	$(928)	Cost of sales	$(2,389)	Cost of sales	$(61)

Six months ended July 1, 2012
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$1,431	Net sales	$(207)	Net sales	$—
		Cost of sales	$1,304
Commodity Contracts	$(4,345)	Cost of sales	$(6,671)	Cost of sales	$(13)

Derivatives not designated as hedging instruments:	Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized

Six months ended June 30, 2013
Foreign Exchange Contracts	Cost of sales	$(1,171)
	Selling, general and administrative	$(140)

Six months ended July 1, 2012
Foreign Exchange Contracts	Cost of sales	$744
	Selling, general and administrative	$39

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

The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	June 30, 2013	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(4,764)	$—	$(4,764)	$—
Foreign exchange contracts	(1,081)	—	(1,081)	—
Non-hedge derivatives, net:
Foreign exchange contracts	(603)	—	(603)	—
Deferred compensation plan assets	2,877	2,877	—	—

Description	December 31, 2012	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(6,286)	$—	$(6,286)	$—
Foreign exchange contracts	(4,483)	—	(4,483)	—
Non-hedge derivatives, net:
Foreign exchange contracts	708	—	708	—
Deferred compensation plan assets	2,585	2,585	—	—

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

The Company does not currently have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company’s financial assets or liabilities is measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the three- or six-month periods ended June 30, 2013.

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

The components of net periodic benefit cost include the following:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Retirement Plans
Service cost	$6,354	$5,671	$12,489	$11,413
Interest cost	16,828	17,165	33,432	34,524
Expected return on plan assets	(21,570)	(20,882)	(42,962)	(41,999)
Amortization of net transition obligation	110	113	220	229
Amortization of prior service cost	180	84	283	169
Amortization of net actuarial loss	10,967	9,048	21,680	18,197
Effect of settlement loss	1,893	—	1,893	—

Net periodic benefit cost	$14,762	$11,199	$27,035	$22,533

Retiree Health and Life Insurance Plans
Service cost	$224	$241	$446	$484
Interest cost	247	342	491	687
Expected return on plan assets	(377)	(368)	(748)	(740)
Amortization of prior service credit	(741)	(1,618)	(1,474)	(3,253)
Amortization of net actuarial loss	(1)	199	(2)	401

Net periodic benefit income	$(648)	$(1,204)	$(1,287)	$(2,421)

During the second quarter of 2013 the Company recognized a $1,893 settlement loss associated with settling the retirement liabilities of approximately 100 participants in one of its Canadian pension plans. Approximately 75% of the loss is included in “Cost of sales” in the Condensed Consolidated Statements of Income with the remainder in “Selling, general and administrative expenses.”

The Company made contributions of $15,522 and $50,044 to its defined benefit retirement and retiree health and life insurance plans during the six months ended June 30, 2013 and July 1, 2012, respectively. The Company anticipates that it will make additional contributions of approximately $17,250 to its defined benefit retirement and retiree health and life insurance plans in 2013.

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

Sonoco Investment and Retirement Plan (SIRP)

The Company recognized SIRP expense totaling $3,537 and $2,694 for the quarters ended June 30, 2013 and July 1, 2012, respectively, and $5,618 and $4,945 for the six month periods ended June 30, 2013 and July 1, 2012, respectively. Contributions to the SIRP, funded annually in the first quarter, totaled $9,290 during the six months ended June 30, 2013, and $8,920 during the six months ended July 1, 2012. No additional SIRP contributions are expected during the remainder of 2013.

Note 10:	Income Taxes

The Company’s effective tax rate for the three- and six-month periods ending June 30, 2013, was 34.0% and 32.9%, respectively, and its effective tax rate for the three- and six-month periods ending July 1, 2012, was 35.3% and 35.0%, respectively. The quarterly and year-to-date rates for 2013 varied from the U.S. statutory rate primarily due to the favorable effect of international operations that are subject to tax rates generally lower than the U.S. rate, the favorable effect of the manufacturer’s deduction, and contingencies recorded for uncertain tax positions. The variance from the U.S. statutory rate was greater in 2013 than 2012 primarily due to a difference in the impact of international operations that are subject to tax at rates other than the U.S. rate.

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

The following table sets forth net sales, intersegment sales and operating profit for the Company’s reportable segments. “Segment operating profit” is defined as the segment’s portion of “Income before interest and income taxes” excluding restructuring charges, asset impairment charges, acquisition-related costs, specifically identified tax adjustments and certain other items, if any, the exclusion of which the Company believes improves comparability and analysis of the financial performance of the business. General corporate expenses have been allocated as operating costs to each of the Company’s reportable segments.

SEGMENT FINANCIAL INFORMATION

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net sales:
Consumer Packaging	$475,013	$477,038	$938,313	$972,804
Paper and Industrial Converted Products	473,217	475,460	927,424	939,070
Display and Packaging	128,790	107,801	248,665	222,706
Protective Solutions	149,236	142,060	291,067	280,149

Consolidated	$1,226,256	$1,202,359	$2,405,469	$2,414,729

Intersegment sales:
Consumer Packaging	$1,446	$2,214	$2,806	$4,113
Paper and Industrial Converted Products	25,017	24,919	48,472	50,653
Display and Packaging	519	594	1,174	1,178
Protective Solutions	727	328	1,400	1,008

Consolidated	$27,709	$28,055	$53,852	$56,952

Income before interest and income taxes:
Segment operating profit:
Consumer Packaging	$47,366	$42,752	$89,706	$92,832
Paper and Industrial Converted Products	35,991	39,652	66,995	71,956
Display and Packaging	5,383	4,029	10,088	8,871
Protective Solutions	12,064	11,653	20,586	18,658
Restructuring/Asset impairment charges	(8,678)	(9,396)	(12,967)	(24,608)
Other, net	(88)	(98)	(954)	(274)

Consolidated	$92,038	$88,592	$173,454	$167,435

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

During the fourth quarter of 2005, the U.S. Environmental Protection Agency (EPA) notified U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, that U.S. Mills and NCR Corporation (NCR), an unrelated party, would be jointly held responsible to undertake a program to remove and dispose of certain PCB-contaminated sediments at a particular site on the lower Fox River in Wisconsin (the “Site”) which is now labeled by the EPA as Phase 1. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation. The Company has expensed a total of $17,650 for its estimated share of the total cleanup cost of the Site, and through June 30, 2013, has spent a total of $14,467. The remaining accrual of $3,183 represents the Company’s best estimate of what it is likely to pay to complete the Site project. However, the actual costs associated with cleanup of the Site are dependent upon many factors and it is possible that remediation costs could be higher than the current estimate of project costs. The Company acquired U.S. Mills in 2001, and the alleged contamination predates the acquisition.

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

On October 14, 2010, the EPA and WDNR filed suit against NCR, API, U.S. Mills and nine other defendants in the United States District Court for the Eastern District of Wisconsin (No. 10-CV-00910-WCG) pursuant to Sections 106 and 107 of CERCLA. The plaintiffs seek to recover unreimbursed costs incurred for activities undertaken in response to the release and threatened release of hazardous substances from facilities at or near the Lower Fox River and Green Bay as well as damages for injury to, loss of, and destruction of natural resources resulting from such releases. The plaintiffs also seek a ruling that the defendants are liable for future response costs of the plaintiffs and requiring the defendants to comply with the unilateral Administrative Order for Remedial Action discussed in prior filings. The Company does not believe that the remedies sought in the suit materially expand the Company’s potential liability beyond what has been disclosed in this report or in the Company’s prior filings with the SEC. U.S. Mills has entered into a stipulation with the plaintiffs that, in exchange for U.S. Mills’ admitting that it is liable for discharging wastewater containing PCBs into the river, the plaintiffs would not seek an injunction in this proceeding against U.S. Mills requiring it to participate in the completion of the Fox River remediation. In June 2013 the court ordered some of the other defendants, including NCR but not U.S. Mills, to complete the remediation and the order has been appealed. U.S. Mills plans to continue to defend its interests in the suit vigorously.

Since 2007, U.S. Mills has expensed a total of $60,825 for potential liabilities associated with the Fox River contamination (not including amounts expensed for remediation at the Site) and through June 30, 2013, has spent a total of $11,464, primarily on legal fees, leaving a reserve of $49,361 remaining at June 30, 2013 for potential liabilities associated with the Fox River contamination (not including amounts accrued for remediation at the Site). Because of the continuing uncertainties in the estimated costs of remediation and continuing uncertainties surrounding U.S. Mills’ allocable share, including a potentially favorable resolution, it is impossible to state with any reasonable degree of confidence that any estimate is a better estimate than the

SONOCO PRODUCTS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(unaudited)

amount recorded. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $92,000 at June 30, 2013.

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

As of June 30, 2013 and December 31, 2012, the Company (and its subsidiaries) had accrued $73,735 and $75,605, respectively, related to environmental contingencies. Of these, a total of $52,544 and $53,972 relate to U.S. Mills and $18,594 and $18,733 relate to Tegrant at June 30, 2013 and December 31, 2012, respectively. These accruals are included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets. U.S. Mills recognized a $40,825 benefit in 2008 from settlements reached and proceeds received on certain insurance policies covering the Fox River contamination. U.S. Mills’ two remaining insurance carriers are in liquidation. It is possible that U.S. Mills may recover from these carriers a small portion of the costs it ultimately incurs. U.S. Mills may also be able to reallocate some of the costs it incurs among other parties. There can be no assurance that such claims for recovery or reallocation would be successful and no amounts have been recognized in the consolidated financial statements of the Company for such potential recovery or reallocation.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of Sonoco Products Company:

We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company and its subsidiaries as of June 30, 2013, and the related condensed consolidated statements of income and comprehensive income for the three and six month periods ended June 30, 2013 and July 1, 2012 and the condensed consolidated statement of cash flows for the six month periods ended June 30, 2013 and July 1, 2012. These interim financial statements are the responsibility of the Company’s management.

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

PricewaterhouseCoopers LLP

Charlotte, North Carolina

July 31, 2013

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

Statements included in this report that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The words “estimate,” “project,” “intend,” “expect,” “believe,” “consider,” “plan,” “strategy,” “opportunity,” “target,” “anticipate,” “objective,” “goal,” “guidance,” “outlook,” “forecast,” “future,” “will,” “would,” “aspires,” or the negative thereof, and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding offsetting high raw material costs; improved productivity and cost containment; adequacy of income tax provisions; refinancing of debt; realization of synergies resulting from acquisitions; adequacy of cash flows; anticipated amounts and uses of cash flows; effects of acquisitions and dispositions; adequacy of provisions for environmental liabilities; financial strategies and the results expected from them; sales growth; market leadership; continued payments of dividends; stock repurchases; producing improvements in earnings; financial results for future periods; goodwill impairment charges; expected amounts of capital spending; anticipated contributions to benefit plans; and creation of long-term value for shareholders. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, expectations, beliefs, plans, strategies and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, without limitation:

•	Availability and pricing of raw materials;

•	Success of new product development and introduction;

•	Ability to maintain or increase productivity levels and contain or reduce costs;

•	Ability to manage the mix of business to take advantage of growing markets while reducing cyclical effects of some of the Company’s existing business on operating results;

•	International, national and local economic and market conditions;

•	Availability of credit to us, our customers and/or our suppliers in needed amounts and/or on reasonable terms;

•	Fluctuations in expenses associated with pension and postretirement benefit plans;

•	Pricing pressures, demand for products, and ability to maintain market share;

•	Continued strength of our paperboard-based tubes and cores and composite can operations;

•	Anticipated results of restructuring activities;

•	Resolution of income tax contingencies;

•	Ability to successfully integrate newly acquired businesses into the Company’s operations;

•	Ability to win new business and/or identify and successfully close suitable acquisitions at the levels needed to meet growth targets;

•	Rate of growth in foreign markets;

•	Foreign currency, interest rate and commodity price risk and the effectiveness of related hedges;

•	Actions of government agencies and changes in laws and regulations affecting the Company;

•	Liability for and anticipated costs of environmental remediation actions;

•	Accuracy of assumptions underlying projections related to goodwill impairment testing, and accuracy of management’s assessment of goodwill impairment;

•	Accuracy of assumptions underlying fair value measurements, accuracy of management’s assessments of fair value, and fluctuations in fair value;

•	Accuracy in valuation of deferred tax assets;

•	Loss of consumer or investor confidence; and

•	Economic disruptions resulting from terrorist activities.

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

Second Quarter 2013 Compared with Second Quarter 2012

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

	For the three months ended June 30, 2013
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments	Base
Income before interest and income taxes	$92,038	$8,678	$88	$100,804
Interest expense, net	14,407	—	—	14,407

Income before income taxes	77,631	8,678	88	86,397
Provision for income taxes	26,409	2,913	28	29,350

Income before equity in earnings of affiliates	51,222	5,765	60	57,047
Equity in earnings of affiliates, net of tax	3,824	—	—	3,824

Net income	55,046	5,765	60	60,871
Net (income)/loss attributable to noncontrolling interests	(58)	(27)	—	(85)

Net income attributable to Sonoco	$54,988	$5,738	60	$60,786

Per diluted common share	$0.53	$0.06	$0.00	$0.59

SONOCO PRODUCTS COMPANY

	For the three months ended July 1, 2012
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments	Base
Income before interest and income taxes	$88,592	$9,396	$98	$98,086
Interest expense, net	15,248	—	—	15,248

Income before income taxes	73,344	9,396	98	82,838
Provision for income taxes	25,905	1,195	30	27,130

Income before equity in earnings of affiliates	47,439	8,201	68	55,708
Equity in earnings of affiliates, net of tax	3,912	22	—	3,934

Net income	51,351	8,223	68	59,642
Net (income)/loss attributable to noncontrolling interests	(28)	43	—	15

Net income attributable to Sonoco	$51,323	$8,266	$68	$59,657

Per diluted common share	$0.50	$0.08	$0.00	$0.58

RESULTS OF OPERATIONS

The following discussion provides a review of results for the three months ended June 30, 2013 versus the three months ended July 1, 2012.

OVERVIEW

Net sales for the second quarter of 2013 were $1,226 million, compared with $1,202 million in the same period last year. This 2.0% increase was almost exclusively driven by higher volume in Display and Packaging and Protective Solutions.

Net income attributable to Sonoco for the second quarter of 2013 was $55.0 million compared to $51.3 million reported for the same period of 2012. Results for 2013 and 2012 include after-tax restructuring and other non-base charges of $5.8 million and $8.3 million, respectively. Second quarter 2013 base net income attributable to Sonoco (base earnings) was $60.8 million ($0.59 per diluted share) versus $59.7 million ($0.58 per diluted share) in 2012.

In addition to increased revenue, current quarter earnings benefited from a slightly higher overall gross profit margin. A positive price / cost relationship (the relationship of the change in sales prices to the change in costs of materials, energy and freight) and productivity improvements added to gross profit, but were largely offset by higher maintenance, labor, pension and other expenses. The bulk of the year-over-year improvement in quarterly base earnings was driven by a 10.8% gain in Consumer Packaging operating profit and a 33.6% gain in Display and Packaging operating profit. These gains were partially offset by a 9.2% decline in Paper and Industrial Converted Products operating profit. A higher second quarter 2013 effective tax rate on base earnings was largely offset by lower net interest expense.

OPERATING REVENUE

Net sales for the second quarter of 2013 increased $24 million over the prior year period.

The components of the sales change were:

($ in millions)
Volume/mix	$30
Selling prices	(3)
Foreign currency translation and other, net	(3)

Total sales increase	$24

SONOCO PRODUCTS COMPANY

COSTS AND EXPENSES

Cost of sales increased year-over-year largely in line with the increase in sales as gross profit margin improved slightly to 18.1% from 18.0% in the prior year quarter. A positive price / cost relationship and productivity improvements benefitted gross margin, but were largely offset by higher maintenance, labor, pension and other expenses. Pension expense in the quarter included a $1.9 million settlement charge related to plan changes in Canada, most of which is included in cost of goods sold.

Second quarter selling, general and administrative costs increased at a slightly higher rate than sales, reflecting normal labor rate increases, general inflation, and higher pension expense, including a portion of the Canadian pension plan settlement charge. Base earnings before interest and income taxes were up nearly 3 percent, and as a percentage of sales improved slightly from the prior year quarter.

Restructuring and restructuring-related asset impairment charges totaled $8.7 million and $9.4 million for the second quarters of 2013 and 2012, respectively. Additional information regarding restructuring actions and impairments is provided in Note 4 to the Company’s Condensed Consolidated Financial Statements.

Net interest expense for the second quarter of 2013 decreased to $14.4 million, compared with $15.2 million during the same period in 2012. The decrease was due to lower debt levels resulting from the repatriation of accumulated offshore cash that was used to pay down debt.

The effective tax rate on both GAAP and base earnings for the second quarter of 2013 was 34.0 percent, compared with 35.3 percent and 32.8 percent, respectively, for the same period in 2012. The year-over-year variances in the second quarter effective tax rates reflect a greater proportion of current year income having been earned in higher tax jurisdictions and a more favorable mix in the rates applicable to this year’s restructuring expenses.

REPORTABLE SEGMENTS

The following table recaps net sales for the second quarters of 2013 and 2012 ($ in thousands):

	Three Months Ended
	June 30, 2013	July 1, 2012	% Change
Net sales:
Consumer Packaging	$475,013	$477,038	(0.4)%
Paper and Industrial Converted Products	473,217	475,460	(0.5)%
Display and Packaging	128,790	107,081	19.5%
Protective Solutions	149,236	142,060	5.1%

Consolidated	$1,226,526	$1,202,359	2.0%

Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Three Months Ended
	June 30, 2013	July 1, 2012	% Change
Income before interest and income taxes:
Segment operating profit
Consumer Packaging	$47,366	$42,752	10.8%
Paper and Industrial Converted Products	35,991	39,652	(9.2)%
Display and Packaging	5,383	4,029	33.6%
Protective Solutions	12,064	11,653	3.5%
Restructuring/Asset impairment charges	(8,678)	(9,396)	(7.6)%
Other, net	(88)	(98)	(10.2)%

Consolidated	$92,038	$88,592	3.9%

SONOCO PRODUCTS COMPANY

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the second quarter of 2013 and 2012 ($ in thousands):

	Three Months Ended
	June 30, 2013	July 1, 2012
Restructuring/Asset impairment charges:
Consumer Packaging	$6,192	$6,191
Paper and Industrial Converted Products	1,304	2,784
Display and Packaging	87	(194)
Protective Solutions	1,095	615

Total	$8,678	$9,396

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

This year’s second quarter segment sales of $475 million were 0.4% lower than the $477 million reported in the prior year’s quarter. Volume was essentially flat compared with last year’s second quarter as volume increases in composite cans, flexible packaging, and blow-molded plastics were offset by declines in metal ends and injection-molded and thermoformed plastics, including continued declines in dual-ovenable trays. The Company is continuing to pursue identified new opportunities in both thermoformed and blow-molded plastics, which, if successful, would improve volume and reduce the risk of goodwill impairment in these units.

Segment operating profit was $47.4 million compared with $42.8 million in last year’s second quarter. Operating profits were higher in the quarter due to a positive price/cost relationship and productivity improvements, which were partially offset by higher pension, labor and other expenses and operating issues in the Company’s blow molding unit. Second quarter operating profit in blow molding was negatively impacted by an isolated quality issue that arose in the first quarter as well as unrelated unplanned downtime in several plants.

Paper and Industrial Converted Products

The Paper and Industrial Converted Products segment includes the following products: high-performance paper and composite paperboard tubes and cores; fiber-based construction tubes and forms; wooden, metal and composite wire and cable reels and spools; and recycled paperboard, linerboard, corrugating medium, recovered paper and other recycled materials.

Second quarter 2013 sales for the segment were $473 million, compared with $475 million in the same period in 2012. Volume was up across most of the segment, but, in total, was essentially flat due to the first-quarter closure of the Company’s recycled fiber trading operations in Europe and lower demand for reels. Selling prices had a negative impact on revenue, as lower recovered paper prices led to lower selling prices in the Company’s North American recycling, paper and tubes and cores operations.

Segment operating profit declined to $36.0 million in the second quarter compared to $39.7 million in the prior year as a positive price/cost relationship and productivity gains were more than offset by higher maintenance, labor, pension and other costs. Pension expense included a $1.9 million settlement charge related to plan changes in Canada.

SONOCO PRODUCTS COMPANY

Display and Packaging

The Display and Packaging segment includes the following products and services: designing, manufacturing, assembling, packing and distributing temporary, semipermanent and permanent point-of-purchase displays; supply chain management services, including contract packing, fulfillment and scalable service centers; and paper amenities, such as coasters and glass covers.

Second quarter 2013 sales for this segment rose to $129 million, compared with $108 million in the same period in 2012, due to volume growth in international contract packaging and U.S. display and packaging services.

Operating profit increased 34% to $5.4 million from $4.0 million in last year’s quarter due to volume growth, which was partially offset by higher labor and other costs.

Protective Solutions

The Protective Solutions segment includes the following products: custom-engineered, paperboard-based and expanded foam protective packaging and components; temperature-assurance packaging; and retail security packaging.

Second quarter 2013 segment sales increased to $149 million, compared with $142 million in 2012. This increase was driven by higher volume throughout the segment, but primarily in the foam-based business, driven by auto components, and the paper-based legacy business due to strength in the appliance market. These gains were partially offset by the divestiture of a small box plant.

Segment operating profit increased to $12.1 million in the second quarter, compared to $11.7 million last year, due to productivity improvements, volume growth and a slightly positive price/ cost relationship, partially offset by a negative mix of business and higher labor and other operating costs.

Six Months Ended June 30, 2013 Compared with Six Months Ended July 1, 2012

RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES

The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures for each of the periods presented.

	For the six months ended June 30, 2013
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Income before interest and income taxes	$173,454	$12,967	$954	$187,375
Interest expense, net	28,675	—	—	28,675

Income before income taxes	144,779	12,967	954	158,700
Provision for income taxes	47,661	4,196	323	52,180

Income before equity in earnings of affiliates	97,118	8,771	631	106,520
Equity in earnings of affiliates, net of tax	5,721	—	—	5,721

Net income	102,839	8,771	631	112,241
Net (income)/ loss attributable to noncontrolling interests	288	(54)	—	234

Net income attributable to Sonoco	$103,127	$8,717	631	$112,475

Per diluted common share	$1.00	$0.08	$0.01	$1.09

(1)	Consists primarily of the impact of the February 2013 devaluation of the Venezuelan bolivar fuerte.

SONOCO PRODUCTS COMPANY

	For the six months ended July 1, 2012
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments	Base
Income before interest and income taxes	$167,435	$24,608	$274	$192,317
Interest expense, net	30,669	—	—	30,669

Income before income taxes	136,766	24,608	274	161,648
Provision for income taxes	47,802	5,786	98	53,686

Income before equity in earnings of affiliates	88,964	18,822	176	107,962
Equity in earnings of affiliates, net of tax	5,299	22	—	5,321

Net income	94,263	18,844	176	113,283
Net loss attributable to noncontrolling interests	128	73	—	201

Net income attributable to Sonoco	$94,391	$18,917	$176	$113,484

Per diluted common share	$0.92	$0.19	$0.00	$1.11

RESULTS OF OPERATIONS

The following discussion provides a review of results for the six months ended June 30, 2013 versus the six months ended July 1, 2012.

OVERVIEW

Net sales for the first half of 2013 were $2,405 million, relatively flat compared with $2,415 million in the same period in 2012. Overall, volume was essentially unchanged as increases in Display and Packaging and Protective Solutions were offset by decreases in Consumer Packaging and Paper and Industrial Converted Products. Sales prices were mixed, but down overall, primarily due to lower market prices for recovered paper.

Net income attributable to Sonoco for the first half of 2013 was $103.1 million compared to $94.4 million reported for the same period of 2012. Results for 2013 and 2012 include after-tax restructuring and other non-base charges of $9.5 million and $19.1 million, respectively. First half 2013 base net income attributable to Sonoco (base earnings) was $112.5 million ($1.09 per diluted share) versus $113.5 million ($1.11 per diluted share) in 2012.

Year-to-date base earnings were down slightly as productivity improvements and an overall modestly positive price / cost relationship were more than offset by higher maintenance, labor, pension and other costs. Operating profit declines in Paper and Industrial Converted Products and Consumer Packaging exceeded gains in Display and Packaging and Protective Solutions. A lower effective tax rate on base earnings and a decrease in net interest expense partially offset the overall decline in operating profit.

OPERATING REVENUE

Net sales for the first half of 2013 were $2,405 million, compared to $2,415 million for the first half of 2012.

The components of the sales change were:

($ in millions)
Volume/mix	$1
Selling prices	(7)
Foreign currency translation and other, net	(4)

Total sales decrease	$(10)

SONOCO PRODUCTS COMPANY

COSTS AND EXPENSES

The percentage decline in cost of sales year-over-year was less than the decline in sales, resulting in a slight reduction in gross margin to 17.8% from 17.9% in the prior year period. Productivity improvements and a modestly positive price / cost relationship benefitted gross margin, but were offset by higher maintenance, labor, pension and other expenses. Current period pension expense included a $1.9 million settlement charge related to plan changes in Canada, most of which is included in cost of goods sold.

Year-to-date selling, general and administrative (SG&A) costs increased fractionally despite the small decline in sales due to normal labor rate increases, general inflation, and higher pension expense, including a portion of the Canadian pension plan settlement charge, partially offset by lower incentive compensation costs. Base earnings before interest and income taxes were 7.8% of sales compared to 8.0% in last year’s period, reflecting the decline in overall gross profit margin and slightly higher SG&A costs.

Year-to-date restructuring and restructuring-related asset impairment charges totaled $13.0 million compared to $24.6 million last year. The current year period also included a loss of $0.9 million from the February devaluation of the Venezuelan bolivar fuerte. Additional information regarding restructuring actions and impairments is provided in Note 4 to the Company’s Condensed Consolidated Financial Statements.

Net interest expense for the first six months of 2013 decreased to $28.7 million, compared with $30.7 million during the same period in 2012. The decrease was due to lower debt levels as a result of the repatriation of accumulated offshore cash that was used to pay down debt.

The effective tax rate on both GAAP and base earnings for the first six months of 2013 was 32.9 percent, compared with 35.0 percent and 33.2 percent, respectively, for the same period in 2012. Despite a greater proportion of current year income having been earned in higher tax jurisdictions, the effective tax rate on base earnings decreased slightly due to year-over-year changes in the accrual for uncertain tax positions. In addition, the effective rate on GAAP earnings in 2013 also benefitted from a more favorable mix in the rates applicable to current year restructuring expenses.

REPORTABLE SEGMENTS

The following table recaps net sales for the first half of 2013 and 2012 ($ in thousands):

	Six Months Ended
	June 30, 2013	July 1, 2012	% Change
Net sales:
Consumer Packaging	$938,313	$972,804	(3.5)%
Paper and Industrial Converted Products	927,424	939,070	(1.2)%
Display and Packaging	248,665	222,706	11.7%
Protective Solutions	291,067	280,149	3.9%

Consolidated	$2,405,469	$2,414,729	(0.4)%

Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Six Months Ended
	June 30, 2013	July 1, 2012	% Change
Income before interest and income taxes:
Segment operating profit
Consumer Packaging	$89,706	$92,832	(3.4)%
Paper and Industrial Converted Products	66,995	71,956	(6.9)%
Display and Packaging	10,088	8,871	13.7%
Protective Solutions	20,586	18,658	10.3%
Restructuring/Asset impairment charges	(12,967)	(24,608)	(47.3)%
Other, net	(954)	(274)	248.2%

Consolidated	$173,454	$167,435	3.6%

SONOCO PRODUCTS COMPANY

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the first half of 2013 and 2012 ($ in thousands):

	Six Months Ended
	June 30, 2013	July 1, 2012
Restructuring/Asset impairment charges:
Consumer Packaging	$7,435	$10,994
Paper and Industrial Converted Products	3,308	11,497
Display and Packaging	92	98
Protective Solutions	2,132	2,019

Total	$12,967	$24,608

Consumer Packaging

First-half sales of $938 million were 3.5% lower than the $973 million reported in the prior year period. Sales were down year-over-year due to lower volume throughout the segment and lower sales prices, particularly in flexible packaging and plastics. The majority of the decline occurred in the first quarter and reflects the pass through of raw material cost decreases, negative churn and market shrinkage in several package categories due to changes in customer preferences, including continued declines in dual-ovenable trays and certain blowmolded plastic categories, and softness in the European economy. The segment also experienced some short-term sales and production interruptions related to customer specification changes, isolated quality issues and unplanned downtime.

Segment operating profit was $89.7 million compared with $92.8 million last year. First half operating profits were lower due to the decline in volume and higher pension, labor and other expenses, which were partially offset by modest productivity improvements. Current year operating profit was also negatively impacted by a $1.8 million LIFO inventory adjustment; conversely, the prior year period reflected a $1.2 million favorable adjustment.

Paper and Industrial Converted Products

First-half sales of $927 million were 1.2% lower than the $939 million reported in the prior year period. This year-over-year reduction was due primarily to the Company’s exit from its recycled fiber trading business in Europe and the impact on selling prices of lower recovered paper prices.

Segment operating profit declined to $67.0 million for the first six months compared to $72.0 million in the prior year period as a positive price/cost relationship and productivity gains were more than offset by higher maintenance, labor, pension and other costs and, to a lesser degree, volume changes.

Display and Packaging

Sales in the first half rose 11.7% to $249 million, compared with $223 million in 2012, on volume increases in both point-of-purchase displays and contract packing.

Operating profit improved to $10.1 million from $8.9 million in last year’s period on increased volume, partially offset by higher labor and other costs.

Protective Solutions

Sales in the first half rose 3.9% to $291 million, compared with $280 million in 2012. This increase was driven by higher volume throughout the segment, but primarily in the foam-based business, driven by auto components, and the paper-based legacy business due to strength in the appliance market.

Segment operating profit increased to $20.6 million in the first half, compared to $18.7 million last year, as volume increases and strong productivity gains were partially offset by higher labor and other costs.

SONOCO PRODUCTS COMPANY

Financial Position, Liquidity and Capital Resources

The Company’s financial position remained strong during the first half of 2013. Cash flows provided by operations totaled $244.5 million in the first six months of 2013 compared with $140.4 million in the first six months of 2012, an increase of $104.1 million. Lower year-over-year pension and postretirement plan contributions accounted for approximately $34.1 million of the increase in operating cash flows. Trade accounts receivable levels increased in both the six-month periods ending June 30, 2013 and July 1, 2012, reflecting higher levels of business activity; however, the magnitude of the increase was greater in 2013 resulting in a year-over-year reduction in operating cash flow of $(20.2) million. Inventories used cash of $14.7 million in the first half of 2013 compared to using $15.2 million in the same period last year as inventory levels were built up in both years following the slowdown associated with the Christmas holidays. Trade accounts payable provided $68.5 million of cash in the first half of 2013 compared with $19.9 million in the first half of 2012. The $48.6 million increase is primarily attributable to the year-over-year increase in business activity. Changes in income taxes payable and other income tax items contributed $16.7 million to the year-over-year increase in operating cash flows, driven primarily by lower estimated federal tax payments made in the second quarter of 2013. These lower payments reflected an allowed anticipation of renewable energy incentives to be earned in connection with the construction of the biomass boiler currently underway in Hartsville, South Carolina. Upon completion of the boiler, these incentives will be received in the form of either a grant or a tax credit. Accrued expenses used $14.7 million of cash in the first six months of 2013 compared to using $6.9 million in the first six months of 2012 for a year-over-year reduction in operating cash flow of $7.8 million. This change consists primarily of higher year-over-year incentive payouts and the timing of payments associated with restructuring activity.

Cash used by investing activities was $94.5 million in the first six months of 2013, compared with $98.5 million in the same period last year, a net decrease of $4.0 million. The decrease reflects lower year-over-year capital spending of $5.5 million due largely to the completion last year of capital spending on a new blow molding facility in New Albany, Ohio. Capital spending in the first half of both 2012 and 2013 includes activity related to the ongoing construction work on the biomass boiler. Spending on this $75 million project is expected to be completed by the end of 2013. Proceeds from the sale of assets were higher year over year by $1.6 million. Current year activity also includes the investment of $3.6 million for a 12% interest in a non-consolidated affiliate in Finland. Capital spending is expected to be approximately $110 million during the remainder of 2013.

Cash used by financing activities totaled $334.6 million in the first half of 2013, compared with $20.5 million in the same period last year, an increased use of cash of $314.1 million. Outstanding debt was $1,091.5 million at June 30, 2013, reflecting net repayments of $281.4 million during the first six months of 2013, conversely, the prior year period reflects net borrowings of $32.4 million. The Company repatriated approximately $260 million of cash from its foreign subsidiaries during the first half of 2013, using the proceeds to pay off the $135 million balance of a term loan entered into in November 2011 to fund the purchase of Tegrant Holding Corporation and the remainder to pay down commercial paper. During the first six months of 2013, the Company paid cash dividends of $61.7 million, an increase of $2.4 million over the same period last year.

The Company operates a $350 million commercial paper program, supported by a bank credit facility of the same amount committed through October 2017. Outstanding commercial paper totaled $0 million and $152 million at June 30, 2013 and December 31, 2012, respectively.

Cash and cash equivalents totaled $179.4 million and $373.1 million at June 30, 2013 and December 31, 2012, respectively. Of these totals, $136.0 million and $346.7 million, respectively, were held outside of the United States by the Company’s foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. Under current law, cash repatriated to the United States is subject to federal income taxes, less applicable foreign tax credits. As the Company enjoys ample domestic liquidity through a combination of operating cash flow generation and access to bank and capital markets borrowings, we have generally considered our offshore cash balances to be indefinitely invested outside the United States and, accordingly, had not provided for U.S. federal tax liability on these amounts for financial reporting purposes. The Company repatriated $254 million of its offshore cash in the first quarter of 2013, and an additional $6 million in the second quarter of 2013, utilizing the cash to pay down existing debt. The transactions to repatriate these funds were initiated in late 2012 and, accordingly, the Company recognized U.S. federal tax expense on these amounts

SONOCO PRODUCTS COMPANY

in its 2012 financial statements. The Company has no plans to repatriate other cash balances held outside the United States. However, if such balances were to be repatriated, additional U.S. federal income tax payments could result. Computation of the potential deferred tax liability associated with unremitted earnings deemed to be indefinitely reinvested is not practicable. The Company utilizes a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations where it is needed.

Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires the Company to maintain a minimum level of interest coverage, and a minimum level of net worth, as defined. As of June 30, 2013, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.

The Company anticipates additional contributions to its pension and postretirement plans of approximately $17 million during the remainder of 2013, which would bring total contributions made during 2013 to approximately $42 million. Future funding requirements beyond 2013 will vary depending largely on actual investment returns, future actuarial assumptions, and legislative actions.

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

At June 30, 2013, the Company had commodity contracts outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. The total net fair market value of these instruments was an unfavorable position of $4.8 million at June 30, 2013, and an unfavorable position of $6.3 million at December 31, 2012. Natural gas, aluminum contracts, and old corrugated containers contracts covering an equivalent of 5.7 million MMBTUs, 3,251 metric tons, and 1,050 short tons, respectively, were outstanding at June 30, 2013. Additionally, the Company had various currency contracts outstanding to fix the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments was a net unfavorable position of $1.1 million at June 30, 2013, compared with a net unfavorable position of $4.5 million at December 31, 2012. These contracts qualify as cash flow hedges and mature within twelve months of their respective reporting dates.

In addition, at June 30, 2013, the Company had various currency contracts outstanding to fix the exchange rate on certain foreign currency assets and liabilities. Although placed as an economic hedge, the Company does not apply hedge accounting to these contracts. The fair value of these currency contracts was a net unfavorable position of $0.6 million at June 30, 2013 and a net favorable position of $0.7 million at December 31, 2012.

At June 30, 2013, the U.S. dollar had strengthened against most of the functional currencies of the Company’s foreign operations compared to December 31, 2012, resulting in a translation loss of $40.7 million being recorded in accumulated other comprehensive income during the six months ended June 30, 2013.

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

Fox River

In April 2006, the United States and the State of Wisconsin (plaintiffs) sued U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, and NCR Corporation (NCR), an unrelated company, to recover certain costs incurred for response activities undertaken regarding the release and threatened release of hazardous substances in specific areas of elevated concentrations of polychlorinated biphenyls (PCBs) in sediments in the Lower Fox River and Green Bay in northeastern Wisconsin (hereinafter the Site). Pursuant to a Consent Decree agreed to by NCR and U.S. Mills as a consequence of the litigation, the Site is to be cleaned up on an expedited basis and NCR and U.S. Mills started removing contaminated sediment in May 2007. The remediation involves removal of sediment from the riverbed, dewatering of the sediment and storage at an offsite landfill. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation, which through June 30, 2013, has totaled slightly more than $25 million. U.S. Mills’ environmental reserve at June 30, 2013, includes $3.2 million for its share of the estimated remaining costs under the funding agreement for the remediation of the Site. The actual costs associated with cleanup of the Site, however, are dependent upon many factors and it is possible that remediation costs could be higher or lower than the current estimate of project costs. Under the terms of the agreement, the parties reserved their rights to make claims against each other, as well as third parties, to reallocate the costs of remediating the Site. Accordingly, the Company’s ultimate share of the liability for remediating the Site could be greater or less than 50% of the total cost.

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

SONOCO PRODUCTS COMPANY

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

On June 12, 2008, NCR and Appleton Papers, Inc. (API), as plaintiffs, commenced suit in the United States District Court for the Eastern District of Wisconsin (No. 08-CV-0016-WCG) against U.S. Mills, as one of a number of defendants, seeking a declaratory judgment allocating among all the parties the costs and damages associated with the pollution and clean up of the Lower Fox River. The suit also seeks damages from the defendants for amounts already spent by the plaintiffs, including natural resource damages, and future amounts to be spent by all parties with regard to the pollution and cleanup of the Lower Fox River. On December 16, 2009, the court issued an order which concluded that, under the equities of the case, NCR and API were not entitled to any contributions from U.S. Mills and other defendants, thereby granting the defendant’s motions for summary judgment and denying the plaintiffs’ motions for summary judgment. Subsequent to the December 2009 ruling, U.S. Mills and other defendants made motions to have the court rule that, on the same basis as the December 2009 ruling, NCR would be responsible for any costs that U.S. Mills might incur, past, present and future. These motions have been granted by the court. In June 2013 the court entered final, appealable orders in this suit and the orders have been appealed to the United States Court of Appeals for the Seventh Circuit (7th Circuit).

On October 14, 2010, the United States and the State of Wisconsin filed suit against NCR, API, U.S. Mills and nine other defendants in the United States District Court for the Eastern District of Wisconsin (No. 10-CV-00910-WCG) pursuant to Sections 106 and 107 of CERCLA. The plaintiffs seek to recover unreimbursed costs incurred for activities undertaken in response to the release and threatened release of hazardous substances from facilities at or near the Lower Fox River and Green Bay as well as damages for injury to, loss of, and destruction of natural resources resulting from such releases. The plaintiffs also seek a ruling that the defendants are liable for future response costs of the plaintiffs and requiring the defendants to comply with the unilateral Administrative Order for Remedial Action discussed above. The Company does not believe that the remedies sought in the suit materially expand the Company’s potential liability beyond what has been previously disclosed in this report or in the Company’s prior filings. U.S. Mills has entered into a stipulation with the plaintiffs that, in exchange for U.S. Mills’ admitting that it is liable for discharging wastewater containing PCBs into the river, the plaintiffs would not seek an injunction in this proceeding against U.S. Mills requiring it to participate in the completion of the Fox River remediation. In June 2013 the court ordered several defendants, including NCR, to comply with the unilateral Administrative Order but, consistent with the stipulation, U.S. Mills was not among those defendants. The court’s order has also been appealed to the 7th Circuit. U.S. Mills plans to continue to defend its interests in the suit vigorously.

As of June 30, 2013, U.S. Mills’ environmental reserve for potential liabilities associated with the remediation of OUs 2 -5 (not including amounts accrued for remediation of the Site) totaled $49.4 million. Because of the continuing uncertainties in the estimated costs of remediation and continuing uncertainties surrounding U.S. Mills’ allocable share, including a potentially favorable resolution, it is impossible to state with any degree of confidence that any estimate is a better estimate than the amount recorded. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional pretax exposure to its consolidated financial position is limited to the equity position of U.S. Mills, which was approximately $92 million at June 30, 2013.

Other Legal Matters

Additional information regarding legal proceedings is provided in Note 12 to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

SONOCO PRODUCTS COMPANY

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs[2]
4/01/13 – 5/05/13	4,234	$34.86	—	5,000,000
5/06/13 – 6/02/13	3,009	$35.41	—	5,000,000
6/03/13 – 6/30/13	498	$35.24	—	5,000,000

Total	7,741	$35.10	—	5,000,000

[1]

A total of 7,741 common shares were repurchased in the second quarter of 2013 related to shares withheld to satisfy employee tax withholding obligations in association with the exercise of certain share-based compensation awards. These shares were not repurchased as part of a publicly announced plan or program.

[2]

On April 19, 2006, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. This authorization rescinded all previous existing authorizations and does not have a specific expiration date. No shares have been repurchased under this authorization during 2013. At June 30, 2013, a total of 5,000,000 shares remained available for repurchase.

Item 6.	Exhibits.

15.	Letter re: unaudited interim financial information

31.	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

101.	The following materials from Sonoco Products Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013 and July 1, 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and July 1, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and July 1, 2012, and (v) Notes to Condensed Consolidated Financial Statements.

SONOCO PRODUCTS COMPANY

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date: July 31, 2013	By:	/s/ Barry L. Saunders
Barry L. Saunders
Vice President and Chief Financial Officer
(principal financial officer)

SONOCO PRODUCTS COMPANY

EXHIBIT INDEX

Exhibit Number	Description

15	Letter re: unaudited interim financial information

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

101	The following materials from Sonoco Products Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013 and July 1, 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and July 1, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and July 1, 2012, and (v) Notes to Condensed Consolidated Financial Statements.