Form 10-Q
period 2013-09-29
SONOCO PRODUCTS CO
filed 2013-10-31
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2013
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐(do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at October 17, 2013:
Common stock, no par value: 101,952,069

SONOCO PRODUCTS COMPANY
INDEX

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements:	3

	Condensed Consolidated Balance Sheets – September 29, 2013 (unaudited) and December 31, 2012 (unaudited)	3

	Condensed Consolidated Statements of Income – Three and Nine Months Ended September 29, 2013 (unaudited) and September 30, 2012 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income – Three and Nine Months Ended September 29, 2013 (unaudited) and September 30, 2012 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows – Three and Nine Months Ended September 29, 2013 (unaudited) and September 30, 2012 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

	Report of Independent Registered Public Accounting Firm	25

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	38

Item 4.	Controls and Procedures.	38

PART II. OTHER INFORMATION		39

Item 1.	Legal Proceedings.	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	41

Item 6.	Exhibits.	41

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	September 29, 2013	December 31, 2012*
Assets
Current Assets
Cash and cash equivalents	$287,577	$373,084
Trade accounts receivable, net of allowances	688,948	619,761
Other receivables	35,105	36,311
Inventories:
Finished and in process	153,256	159,193
Materials and supplies	238,316	224,079
Prepaid expenses	34,027	65,395
Deferred income taxes	22,118	22,073
	1,459,347	1,499,896
Property, Plant and Equipment, Net	1,049,597	1,034,906
Goodwill	1,102,560	1,110,505
Other Intangible Assets, Net	251,592	276,809
Long-term Deferred Income Taxes	62,169	90,936
Other Assets	164,090	163,013
Total Assets	$4,089,355	$4,176,065
Liabilities and Equity
Current Liabilities
Payable to suppliers	$496,809	$426,786
Accrued expenses and other	358,099	337,536
Notes payable and current portion of long-term debt	152,093	273,608
Accrued taxes	27,250	6,305
	1,034,251	1,044,235
Long-term Debt, Net of Current Portion	947,541	1,099,454
Pension and Other Postretirement Benefits	446,487	461,881
Deferred Income Taxes	14,707	15,649
Other Liabilities	52,382	51,632
Commitments and Contingencies
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 101,503 and 100,847 shares issued and outstanding at September 29, 2013 and December 31, 2012, respectively	7,175	7,175
Capital in excess of stated value	462,619	445,492
Accumulated other comprehensive loss	(471,315)	(475,826)
Retained earnings	1,581,978	1,512,145
Total Sonoco Shareholders’ Equity	1,580,457	1,488,986
Noncontrolling Interests	13,530	14,228
Total Equity	1,593,987	1,503,214
Total Liabilities and Equity	$4,089,355	$4,176,065

*
The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net sales	$1,227,749	$1,195,530	$3,633,218	$3,610,259
Cost of sales	1,003,712	989,301	2,980,901	2,970,627
Gross profit	224,037	206,229	652,317	639,632
Selling, general and administrative expenses	117,935	110,330	359,794	351,690
Restructuring/Asset impairment charges	5,818	(444)	18,785	24,164
Income before interest and income taxes	100,284	96,343	273,738	263,778
Interest expense	15,119	15,908	45,400	48,379
Interest income	833	1,056	2,439	2,858
Income before income taxes	85,998	81,491	230,777	218,257
Provision for income taxes	27,085	25,399	74,746	73,201
Income before equity in earnings of affiliates	58,913	56,092	156,031	145,056
Equity in earnings of affiliates, net of tax	2,512	2,937	8,233	8,236
Net income	$61,425	$59,029	$164,264	$153,292
Net (income)/loss attributable to noncontrolling interests	$(185)	$(193)	$103	$(65)
Net income attributable to Sonoco	$61,240	$58,836	$164,367	$153,227
Weighted average common shares outstanding:
Basic	102,835	101,892	102,586	101,745
Diluted	103,510	102,544	103,164	102,548
Per common share:
Net income attributable to Sonoco:
Basic	$0.60	$0.58	$1.60	$1.51
Diluted	$0.59	$0.57	$1.59	$1.49
Cash dividends	$0.31	$0.30	$0.92	$0.89
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net income	$61,425	$59,029	$164,264	$153,292
Other comprehensive income/(loss):
Foreign currency translation adjustments	20,351	38,718	(20,348)	20,909
Changes in defined benefit plans, net of tax	7,782	(1,660)	20,507	8,287
Changes in derivative financial instruments, net of tax	1,462	3,274	4,352	4,985
Comprehensive income	91,020	99,361	168,775	187,473
Net (income)/loss attributable to noncontrolling interests	(185)	(193)	103	(65)
Other comprehensive (income)/loss attributable to noncontrolling interests	(32)	(457)	595	(416)
Comprehensive income attributable to Sonoco	$90,803	$98,711	$169,473	$186,992
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 29, 2013	September 30, 2012
Cash Flows from Operating Activities:
Net income	$164,264	$153,292
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	7,352	5,876
Depreciation, depletion and amortization	145,574	149,159
Share-based compensation expense	7,658	6,472
Equity in earnings of affiliates	(8,233)	(8,236)
Cash dividends from affiliated companies	8,636	5,870
Gain on disposition of assets	(1,286)	(4,390)
Pension and postretirement plan expense	46,678	39,806
Pension and postretirement plan contributions	(30,514)	(64,080)
Tax effect of share-based compensation exercises	6,867	4,103
Excess tax benefit of share-based compensation	(3,324)	(1,867)
Net increase (decrease) in deferred taxes	22,504	(1,487)
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Trade accounts receivable	(78,003)	(56,641)
Inventories	(13,069)	3,246
Payable to suppliers	75,207	25,565
Prepaid expenses	(1,958)	(3,558)
Accrued expenses	25,078	10,062
Income taxes payable and other income tax items	43,796	22,366
Fox River environmental reserves	(1,592)	(1,320)
Other assets and liabilities	5,649	8,289
Net cash provided by operating activities	421,284	292,527
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(143,926)	(158,213)
Cost of acquisitions, exclusive of cash	(3,728)	(503)
Proceeds from the sale of assets	8,950	20,092
Investment in affiliates and other, net	(3,542)	—
Net cash used in investing activities	(142,246)	(138,624)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	51,799	5,678
Principal repayment of debt	(172,056)	(38,771)
Net decrease in commercial paper	(152,000)	(17,000)
Net (decrease) increase in outstanding checks	(1,196)	469
Excess tax benefit of share-based compensation	3,324	1,867
Cash dividends	(93,216)	(89,537)
Shares acquired	(8,835)	(3,437)
Shares issued	13,443	7,153
Net cash used in financing activities	(358,737)	(133,578)
Effects of Exchange Rate Changes on Cash	(5,808)	5,295
Net (Decrease) Increase in Cash and Cash Equivalents	(85,507)	25,620
Cash and cash equivalents at beginning of period	373,084	175,523
Cash and cash equivalents at end of period	$287,577	$201,143
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 1: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three and nine months ended September 29, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
During the completion of its 2012 financial statements, the Company noted a misclassification of cash flows associated with $3,996 of insurance proceeds received in the first quarter of 2012 associated with assets destroyed in a fire in 2011. The proceeds were originally treated as a positive cash flow from operations but instead represented an investing cash flow. Accordingly, the Company has revised its Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 to reduce the reported cash flow generated from operations and decrease the reported net cash used in investing activities by the amount of these proceeds. The effect of this adjustment was not considered material to previously issued financial statements; however, to enhance comparability, the Company revised its third quarter 2012 financial statements as described above.
With respect to the unaudited condensed consolidated financial information of the Company for the three- and nine-month periods ended September 29, 2013 and September 30, 2012 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 31, 2013 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Note 2: New Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013, and subsequent interim periods. The Company is currently assessing the impact, if any, that this pronouncement will have on its condensed consolidated financial statements.
In February 2013, the FASB issued ASU no. 2013-02, "Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income." This update requires an entity to present on the face of the financial statements where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income/(loss) by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The requirements of this update were effective prospectively for reporting periods beginning after December 15, 2012. The disclosures required by this ASU are provided in Note 6 to these condensed consolidated financial statements.
During the three- and nine-month periods ended September 29, 2013, there have been no other newly issued nor newly applicable accounting pronouncements that have, or are expected to have, a material impact on the Company’s financial statements. Further, at September 29, 2013, there were no other pronouncements pending adoption that are expected to have a material impact on the Company’s financial statements.

Note 3: Acquisitions
The Company completed two acquisitions during the third quarter of 2013 at an aggregate cost of $3,728 in cash. These acquisitions included Imagelinx, a global brand artwork management business in the United Kingdom, and a small tube and core business in Australia. The acquisitions of these businesses are expected to generate annual sales totaling approximately $12,500 ($10,000 for the Consumer Packaging segment and $2,500 for the Paper and Industrial Converted Products segment). In connection with these acquisitions, the Company has preliminarily recorded net tangible assets of $3,655 and net intangible assets of $73. The allocation of the purchase price of these acquisitions to the tangible and intangible assets acquired and

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

liabilities assumed was based on the Company's preliminary estimates of their respective fair values. The valuations will be finalized before the end of 2013.

The Company has accounted for these acquisitions as purchases and, accordingly, has included their results of operations in consolidated net income from the respective dates of acquisition. Pro forma results have not been provided, as the acquisitions were not material to the Company’s financial statements individually, or in the aggregate.

Note 4: Shareholders' Equity
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Numerator:
Net income attributable to Sonoco	$61,240	$58,836	$164,367	$153,227
Denominator:
Weighted average common shares outstanding:
Basic	102,835,000	101,892,000	102,586,000	101,745,000
Dilutive effect of stock-based compensation	675,000	652,000	578,000	803,000
Diluted	103,510,000	102,544,000	103,164,000	102,548,000
Reported net income attributable to Sonoco per common share:
Basic	$0.60	$0.58	$1.60	$1.51
Diluted	$0.59	$0.57	$1.59	$1.49
Stock options and stock appreciation rights covering 469,050 and 1,465,811 shares were not dilutive during the three- and nine-month periods ended September 29, 2013, respectively, and are therefore excluded from the computations of income attributable to Sonoco per diluted common share. The comparable figures for the three- and nine-month periods ended September 30, 2012 were 2,453,745 and 2,462,878 shares, respectively. No adjustments were made to reported net income attributable to Sonoco in the computations of earnings per share.
Stock Repurchases
The Company’s Board of Directors has authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. During the third quarter, 132,500 shares were purchased at a cost of $5,052; accordingly, at September 29, 2013, a total of 4,867,500 shares remain available for repurchase.
The Company frequently repurchases shares of its common stock to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 111,612 shares in the first nine months of 2013 at a cost of $3,783, and 103,209 shares in the first nine months of 2012 at a cost of $3,437.
Dividend Declarations
On July 17, 2013, the Board of Directors declared a regular quarterly dividend of $0.31 per share. This dividend was paid on September 10, 2013 to all shareholders of record as of August 16, 2013.
On October 14, 2013, the Board of Directors declared a regular quarterly dividend of $0.31 per share. This dividend is payable December 10, 2013 to all shareholders of record as of November 15, 2013.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 5: Restructuring and Asset Impairment
The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2013 and 2012 are reported as “2013 Actions” and “2012 Actions,” respectively. Actions initiated prior to 2012, all of which were substantially complete at September 29, 2013, are reported as “2011 and Earlier Actions.”
Following are the total restructuring and asset impairment charges/(credits), net of adjustments, recognized by the Company during the periods presented:

	2013		2012
	Third Quarter	Nine Months	Third Quarter	Nine Months
Restructuring/Asset impairment:
2013 Actions	$3,978	$13,780	$—	$—
2012 Actions	378	1,830	2,014	19,116
2011 and Earlier Actions	1,462	3,175	(2,458)	5,048
Restructuring/Asset impairment charges	$5,818	$18,785	$(444)	$24,164
Income tax benefit	(1,957)	(6,153)	(126)	(5,912)
Equity method investments, net of tax	—	—	—	22
Benefit attributable to noncontrolling interests, net of tax	68	14	31	104
Total impact of restructuring/asset impairment charges, net of tax	$3,929	$12,646	$(539)	$18,378
Pre-tax restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Condensed Consolidated Statements of Income.
The Company expects to recognize future additional charges totaling approximately $5,000 in connection with announced restructuring actions, when accruable in accordance with GAAP, and believes that the majority of these charges will be incurred and paid by the end of 2013. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions may be undertaken.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

2013 Actions
During 2013, the Company announced the planned closures of a thermoforming operation in Ireland and a rigid paper packaging plant in the United States (parts of the Consumer Packaging segment), a small tube and core operation in Europe (part of the Paper and Industrial Converted Products segment), and a fulfillment service center in the United States (part of the Display and Packaging segment). The Company also sold a small corrugated box operation in the United States (part of the Protective Solutions segment) and realigned its cost structure, resulting in the elimination of approximately 75 positions.
Below is a summary of 2013 Actions and related expenses by segment and by type incurred and estimated to be incurred through completion.

2013 Actions	Third Quarter	Total Incurred to Date	Estimated Total Cost
Severance and Termination Benefits
Paper and Industrial Converted Products	$833	$1,742	$1,742
Consumer Packaging	2,245	3,750	4,650
Display and Packaging	147	226	626
Protective Solutions	117	680	680
Asset Impairment / Disposal of Assets
Paper and Industrial Converted Products	61	475	475
Consumer Packaging	349	5,580	5,580
Protective Solutions	—	414	414
Other Costs
Paper and Industrial Converted Products	121	217	367
Consumer Packaging	105	657	2,307
Protective Solutions	—	39	39
Total Charges and Adjustments	$3,978	$13,780	$16,880
The following table sets forth the activity in the 2013 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2013 Actions	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity 2013 Year to Date
Liability at December 31, 2012	$—	$—	$—	$—
2013 charges	6,398	6,469	913	13,780
Cash receipts/(payments)	(2,349)	6,641	(913)	3,379
Asset write downs/disposals	—	(13,110)	—	(13,110)
Foreign currency translation	56	—	—	56
Liability at September 29, 2013	$4,105	$—	$—	$4,105
Included in “Asset Impairment/Disposal of Assets” above are impairments of $5,308 related to the Company’s planned closure of a thermoformed plastics operation in Ireland. This charge consists of a $3,561 impairment of net fixed assets, a $349 impairment of spare parts inventory, and a $1,398 impairment of other intangible assets (customer lists). Included in 2013 charges above is a loss of $286 from the sale of a small corrugated box business in Kennesaw, Georgia, acquired as part of the November 2011 acquisition of Tegrant Holding Company (Tegrant). The Company received proceeds of $6,200 from the sale of this business which had annual sales of approximately $13,000. Assets written off in connection with the sale included: net fixed assets of $773, net working capital of $1,275, goodwill of $2,430, and other intangible assets (primarily customer lists) of $2,008.
“Other costs” consist primarily of equipment removal costs.

The Company expects to pay the majority of the remaining 2013 Actions restructuring costs by the end of 2013 using cash generated from operations.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

2012 Actions
During 2012, the Company announced the closures of a paper mill in Germany (part of the Paper and Industrial Converted Products segment) and a protective packaging operation in the United States (part of the Protective Solutions segment). In addition, the Company continued its rationalization efforts in its blow-molding businesses (part of the Consumer Packaging segment), including the closure of a facility in Canada, and realigned its cost structure, resulting in the elimination of approximately 165 positions.
Below is a summary of 2012 Actions and related expenses by segment and by type incurred and estimated to be incurred through completion.

	2013		2012		Total Incurred to Date	Estimated Total Cost
2012 Actions	Third Quarter	Nine Months	Third Quarter	Nine Months
Severance and Termination Benefits
Paper and Industrial Converted Products	$53	$388	$541	$8,146	$10,717	$10,717
Consumer Packaging	210	263	407	1,509	2,834	2,834
Display and Packaging	—	(4)	—	285	1,297	1,297
Protective Solutions	—	67	101	1,464	1,662	1,662
Corporate	—	—	—	—	297	297
Asset Impairment / Disposal of Assets
Paper and Industrial Converted Products	22	117	(18)	2,233	2,521	2,521
Consumer Packaging	66	112	175	3,470	3,033	3,033
Protective Solutions	(28)	(28)	—	161	133	133
Other Costs
Paper and Industrial Converted Products	43	533	319	836	1,827	2,027
Consumer Packaging	9	157	263	588	1,018	1,218
Display and Packaging	3	20	11	11	31	31
Protective Solutions	—	205	215	413	1,141	1,141
Total Charges and Adjustments	$378	$1,830	$2,014	$19,116	$26,511	$26,911
The following table sets forth the activity in the 2012 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2012 Actions	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity 2013 Year to Date
Liability at December 31, 2012	$6,313	$—	$80	$6,393
2013 charges	837	270	915	2,022
Adjustments	(123)	(69)	—	(192)
Cash receipts/(payments)	(4,893)	42	(915)	(5,766)
Asset write downs/disposals	—	(243)	—	(243)
Foreign currency translation	10	—	—	10
Liability at September 29, 2013	$2,144	$—	$80	$2,224
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

2011 and Earlier Actions
2011 and Earlier Actions are comprised of a number of plant closures and workforce reductions initiated prior to 2012. Costs for these actions in both 2013 and 2012 relate primarily to the cost of plant closures including severance, equipment removal, plant security, property taxes and insurance. Offsetting these costs in the prior year was the gain from the sale of the land and building associated with a former flexible packaging facility in Canada. The Company expects to recognize future pretax charges of approximately $1,500 associated with 2011 and Earlier Actions.
Below is a summary of expenses/(income) incurred by segment for 2011 and Earlier Actions for the three- and nine- month periods ended September 29, 2013 and September 30, 2012.

	2013		2012
2011 and Earlier Actions	Third Quarter	Nine Months	Third Quarter	Nine Months
Paper and Industrial Converted Products	$(69)	$901	$57	$1,181
Consumer Packaging	1,546	1,445	(3,105)	3,168
Display and Packaging	—	—	228	40
Protective Solutions	(15)	829	362	659
Total Charges and Adjustments	$1,462	$3,175	$(2,458)	$5,048
The accrual for 2011 and Earlier Actions totaled $4,252 and $5,229 at September 29, 2013 and December 31, 2012, respectively, and is included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. The accrual relates primarily to a pension withdrawal liability associated with a former paper mill in the United States and unpaid severance. The Company expects the majority of both the liability and the future costs associated with 2011 and Earlier Actions to be paid in 2014 using cash generated from operations.

Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in the balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the nine months ended September 29, 2013:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$(6,727)	$(472,333)	$3,234	$(475,826)
Other comprehensive income/(loss) before reclassifications	2,579	(1,122)	(20,348)	(18,891)
Amounts reclassified from accumulated other comprehensive loss to net income	1,695	21,629	—	23,324
Amounts reclassified from accumulated other comprehensive loss to fixed assets	78	—	—	78
Net current-period other comprehensive income/(loss)	4,352	20,507	(20,348)	4,511
Balance at September 29, 2013	$(2,375)	$(451,826)	$(17,114)	$(471,315)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The following table summarizes the effects on net income of significant amounts classified out of each component of accumulated other comprehensive loss for the three and nine months ended September 29, 2013:

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended September 29, 2013	Nine Months Ended September 29, 2013	Affected Line Item in the Condensed Consolidated Statements of Net Income
Gains and losses on cash flow hedges
Foreign exchange contracts	$809	$3,051	Net sales
Foreign exchange contracts	(871)	(1,921)	Cost of sales
Commodity contracts	(1,528)	(3,917)	Cost of sales
	(1,590)	(2,787)	Total before tax
	604	1,092	Tax benefit
	$(986)	$(1,695)	Net of tax
Defined benefit pension items
Amortization of defined benefit pension items(a)	$(7,787)	$(24,737)	Cost of sales
Amortization of defined benefit pension items(a)	(2,596)	(8,246)	Selling, general and administrative
	(10,383)	(32,983)	Total before tax
	3,807	11,354	Tax benefit
	$(6,576)	$(21,629)	Net of tax
Total reclassifications for the period	$(7,562)	$(23,324)	Net of tax

(a)	See Note 10 for additional details.
At September 29, 2013, the Company had commodity and foreign currency contracts outstanding to fix the costs of certain anticipated raw materials and energy purchases. These contracts, which have maturities ranging from October 2013 to December 2015, qualify as cash flow hedges under U.S. GAAP. The amounts included in accumulated other comprehensive loss related to these cash flow hedges were in an unfavorable position of $3,662 ($2,375 after tax) at September 29, 2013, and an unfavorable position of $10,772 ($6,727 after tax) at December 31, 2012.
The cumulative tax benefit on Cash Flow Hedges was $1,287 at September 29, 2013, and $4,045 at December 31, 2012. During the three- and nine- month periods ended September 29, 2013, the tax benefit on Cash Flow Hedges changed by $(767) and $(2,758), respectively.
The cumulative tax benefit on Defined Benefit Pension Items was $268,094 at September 29, 2013, and $278,235 at December 31, 2012. During the three- and nine- month periods ended September 29, 2013, the tax benefit on Defined Benefit Pension Items decreased by $(4,506) and $(10,141), respectively.
During the three- and nine- month periods ended September 29, 2013, changes in noncontrolling interests include foreign currency translation adjustments of $31 and $(595), respectively.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 7: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill by segment for the nine months ended September 29, 2013 is as follows:

	Consumer Packaging	Paper and Industrial Converted Products	Display and Packaging	Protective Solutions	Total
Goodwill at December 31, 2012	$427,575	$254,706	$158,023	$270,201	$1,110,505
Foreign currency translation	(5,127)	(388)	—	—	(5,515)
Other	—	—	—	(2,430)	$(2,430)
Goodwill at September 29, 2013	$422,448	$254,318	$158,023	$267,771	$1,102,560
“Other” reflects the disposal of $2,430 of goodwill associated with the sale of a small corrugated box operation in the United States that had been acquired as part of the Company’s November 2011 acquisition of Tegrant.
The Company assesses goodwill for impairment annually and from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. As part of this testing, the Company analyzes certain qualitative and quantitative factors in determining goodwill impairment. For most of its reporting units, only a qualitative analysis is required for management to reach a conclusion that it is not more likely than not that goodwill has been impaired.
For any reporting unit where management is not able to reach this conclusion based on its qualitative assessment, a more detailed analysis (i.e., step 1 analysis) is performed. In this analysis, the fair values of the reporting units are estimated utilizing both an income approach and a market approach. A number of significant management assumptions and estimates were reflected in the Company's forecast of future results and cash flows, such as: sales volumes and prices, profit margins, income taxes, capital expenditures and changes in working capital requirements. Changes in these assumptions, along with the discount rate could materially impact the estimated fair values.
When the Company estimates the fair value of a reporting unit, it does so using a discounted cash flow model based on projections of future years' operating results and associated cash flows, together with comparable trading and transaction multiples. The Company's model discounts projected future cash flows, forecasted over a ten-year period, with an estimated residual growth rate. The Company's projections incorporate management's best estimates of the expected future results, which include expectations related to new business, and, where applicable, improved operating margins. Management’s projections related to revenue growth and/or margin improvements arise from a combination of factors, including expectations for volume growth with existing customers, product expansion, improved price/cost, productivity gains, fixed cost leverage, improvement in general economic conditions, increased operational capacity and customer retention. Projected future cash flows are then discounted to present value using a discount rate management believes is commensurate with the risks inherent in the cash flows.
The Company completed its most recent annual goodwill impairment testing during the third quarter of 2013. Based on the results of its qualitative and quantitative assessments, the Company concluded that there was no impairment of goodwill for any of its reporting units. Because the Company’s assessments, whether qualitative or quantitative, incorporate management’s expectations for the future, including forecasted growth rates and/or margin improvements, if there are changes in the relevant facts and circumstances and/or expectations, management’s assessment regarding goodwill impairment may change as well. In considering the level of uncertainty regarding the potential for goodwill impairment, management has concluded that any such impairment would likely be the result of adverse changes in more than one assumption.
Although no reporting units failed the qualitative or quantitative assessments noted above, in management’s opinion, the reporting units with significant goodwill having the greatest risk of future impairment if actual results in the future are not as expected are Plastics – Blowmolding and Plastics – Thermoforming. Total goodwill associated with these reporting units was approximately $128,500 and $53,200, respectively, at September 29, 2013. Although management believes that goodwill of the Display and Packaging reporting unit is not currently at risk for impairment, a large portion of sales in this unit is concentrated in one customer and will be up for negotiation over the next few years. Management expects to retain this business; however, if a significant amount is lost and not replaced, it is possible that a goodwill impairment charge may be incurred. Total goodwill associated with this reporting unit was approximately $158,000 at September 29, 2013.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

There were no triggering events between this year's annual impairment test and September 29, 2013. However, the plastics businesses referenced above have experienced some short-term performance issues. The goodwill for these units could become impaired should these units not exhibit the sustained business improvements expected or management’s outlook changes.

Other Intangible Assets
A summary of other intangible assets as of September 29, 2013 and December 31, 2012 is as follows:

	September 29, 2013	December 31, 2012
Other Intangible Assets, gross
Patents	$2,222	$2,224
Customer lists	340,572	345,133
Trade names	21,224	21,214
Proprietary technology	17,856	17,844
Land use rights	330	350
Other	4,747	4,944
Other Intangible Assets, gross	$386,951	$391,709
Accumulated Amortization	$(135,359)	$(114,900)
Other Intangible Assets, net	$251,592	$276,809
Other intangible assets are amortized on a straight-line basis over their respective useful lives, which generally range from three to forty years. The Company has no intangibles with indefinite lives.
Aggregate amortization expense was $7,036 and $6,945 for the three months ended September 29, 2013 and September 30, 2012, respectively, and $21,352 and $21,122 for the nine months ended September 29, 2013 and September 30, 2012, respectively. Amortization expense on other intangible assets is expected to approximate $28,600 in 2013, $28,100 in 2014, $26,700 in 2015, $26,400 in 2016 and $24,600 in 2017.

Note 8: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	September 29, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$947,541	$991,306	$1,099,454	$1,214,292
The carrying value of cash and cash equivalents, short-term debt and long-term variable-rate debt approximates fair value. The fair value of long-term debt is determined based on recent trade information in the financial markets of the Company’s public debt or is determined by discounting future cash flows using interest rates available to the Company for issues with similar terms and maturities. It is considered a Level 2 fair value measurement.
Cash Flow Hedges
At September 29, 2013 and December 31, 2012, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. To the extent considered effective, the changes in fair value of these contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which the hedged item impacts earnings. The Company has determined all hedges to be highly effective and as a result no material ineffectiveness has been recorded.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Commodity Cash Flow Hedges
The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas, aluminum and old corrugated containers. At September 29, 2013, natural gas swaps covering approximately 6.7 million MMBTUs were outstanding. These contracts represent approximately 79% , 74%, and 19% of anticipated U.S. and Canadian usage for the remainder of 2013, 2014, and 2015, respectively. Additionally, the Company had swap contracts covering 6,650 metric tons of aluminum representing approximately 59% of anticipated usage for the remainder of 2013 and 44% for 2014, and 525 short tons of old corrugated containers representing approximately 2% of anticipated usage for the remainder of 2013. The fair values of the Company’s commodity cash flow hedges were in loss positions of $(3,598) and $(6,286) at September 29, 2013 and December 31, 2012, respectively. The amount of the loss included in accumulated other comprehensive loss at September 29, 2013, that is expected to be reclassified to the income statement during the next twelve months is $(3,134).
Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases forecast to occur in 2013. The net positions of these contracts at September 29, 2013 were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	5,112,342
Mexican peso	purchase	188,919
Canadian dollar	purchase	11,478
British pound	purchase	2,800
Turkish lira	purchase	1,085
Polish zloty	purchase	390
New Zealand dollar	sell	(294)
Australian dollar	sell	(908)
Euro	sell	(2,953)

The fair value of these foreign currency cash flow hedges was $(69) at September 29, 2013 and $(4,483) at December 31, 2012. During the first nine months of 2013, certain foreign currency cash flow hedges related to construction in progress were settled as the related capital expenditures were made. Losses from these hedges totaling $78 were reclassified from accumulated other comprehensive loss and included in the carrying value of the assets acquired. The amount of the loss included in accumulated other comprehensive loss at September 29, 2013 expected to be reclassified to the income statement during the next twelve months is $(83).
Other Derivatives
The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and existing foreign currency denominated receivables and payables. The Company does not apply hedge accounting treatment under ASC 815 for these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur. The net positions of these contracts at September 29, 2013, were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	17,077,750
British pound	purchase	12,123
Canadian dollar	purchase	11,891
Euro	sell	(4,195)
The fair value of the Company’s other derivatives was $(129) and $708 at September 29, 2013 and December 31, 2012, respectively.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The following table sets forth the location and fair values of the Company’s derivative instruments at September 29, 2013 and December 31, 2012:

Description	Balance Sheet Location	September 29, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$101	$201
Commodity Contracts	Other assets	$90	$—
Commodity Contracts	Accrued expenses and other	$(3,244)	$(4,760)
Commodity Contracts	Other liabilities	$(545)	$(1,727)
Foreign Exchange Contracts	Prepaid expenses	$575	$725
Foreign Exchange Contracts	Accrued expenses and other	$(644)	$(5,208)
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Prepaid expenses	$80	$679
Foreign Exchange Contracts	Other assets	$34	$36
Foreign Exchange Contracts	Accrued expenses and other	$(243)	$(7)
Foreign Exchange Contracts	Other liabilities	$—	$—
While certain of the Company’s derivative contract arrangements with its counterparties provide for the ability to settle contracts on a net basis, the Company reports its derivative positions on a gross basis. There are no collateral arrangements or requirements in these agreements.
The following tables set forth the effect of the Company’s derivative instruments on financial performance for the three months ended September 29, 2013 and September 30, 2012:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Three months ended September 29, 2013
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$959	Net sales	$809	Net sales	$—
		Cost of sales	$(871)
Commodity Contracts	$(309)	Cost of sales	$(1,528)	Cost of sales	$10
Three months ended September 30, 2012
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$(1,125)	Net sales	$(511)	Net sales	$—
		Cost of sales	$(726)
Commodity Contracts	$7,985	Cost of sales	$2,927	Cost of sales	$(81)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Derivatives not designated as hedging instruments:	Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Three months ended September 29, 2013
Foreign Exchange Contracts	Cost of sales	$(770)
	Selling, general and administrative	$(67)
Three months ended September 30, 2012
Foreign Exchange Contracts	Cost of sales	$279
	Selling, general and administrative	$30

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the nine months ended September 29, 2013 and September 30, 2012:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Nine months ended September 29, 2013
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$5,482	Net sales	$3,051	Net sales	$—
		Cost of sales	$(1,921)
Commodity Contracts	$(1,237)	Cost of sales	$(3,917)	Cost of sales	$(51)
Nine months ended September 30, 2012
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$306	Net sales	$(718)	Net sales	$—
		Cost of sales	$578
Commodity Contracts	$3,640	Cost of sales	$(3,744)	Cost of sales	$(94)

Derivatives not designated as hedging instruments:	Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized

Nine months ended September 29, 2013
Foreign Exchange Contracts	Cost of sales	$(1,941)
	Selling, general and administrative	$(207)

Nine months ended September 30, 2012
Foreign Exchange Contracts	Cost of sales	$1,023
	Selling, general and administrative	$69

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
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	September 29, 2013	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(3,598)	$—	$(3,598)	$—
Foreign exchange contracts	(69)	—	(69)	—
Non-hedge derivatives, net:
Foreign exchange contracts	(129)	—	(129)	—
Deferred compensation plan assets	2,971	2,971	—	—

Description	December 31, 2012	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(6,286)	$—	$(6,286)	$—
Foreign exchange contracts	(4,483)	—	(4,483)	—
Non-hedge derivatives, net:
Foreign exchange contracts	708	—	708	—
Deferred compensation plan assets	2,585	2,585	—	—
As discussed in Note 8, the Company uses derivatives to mitigate the effect of raw material and energy cost fluctuations, foreign currency fluctuations and, from time to time, interest rate movements. Fair value measurements for the Company’s derivatives are classified under Level 2 because such measurements are estimated based on observable inputs such as interest rates, yield curves, spot and future commodity prices and spot and future exchange rates.
Certain deferred compensation plan liabilities are funded by assets invested in various exchange traded mutual funds. These assets are measured using quoted prices in accessible active markets for identical assets.
The Company does not currently have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company’s financial assets or liabilities is measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the three- and nine- month periods ended September 29, 2013.

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
The components of net periodic benefit cost include the following:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Retirement Plans
Service cost	$6,267	$6,391	$18,756	$17,804
Interest cost	16,794	17,906	50,226	52,430
Expected return on plan assets	(21,582)	(20,890)	(64,544)	(62,889)
Amortization of net transition obligation	108	115	328	344
Amortization of prior service cost	141	139	424	308
Amortization of net actuarial loss	10,891	10,525	32,571	28,722
Effect of settlement loss	—	—	1,893	—
Net periodic benefit cost	$12,619	$14,186	$39,654	$36,719
Retiree Health and Life Insurance Plans
Service cost	$218	$131	$664	$615
Interest cost	219	154	710	841
Expected return on plan assets	(378)	(391)	(1,126)	(1,131)
Amortization of prior service credit	(756)	(1,619)	(2,230)	(4,872)
Amortization of net actuarial loss	(1)	(403)	(3)	(2)
Net periodic benefit income	$(698)	$(2,128)	$(1,985)	$(4,549)
During the second quarter of 2013 the Company recognized a $1,893 settlement loss associated with settling the retirement liabilities of approximately 100 participants in one of its Canadian pension plans. Approximately 75% of the loss is included in “Cost of sales” in the Condensed Consolidated Statements of Income with the remainder in “Selling, general and administrative expenses.”
The Company made contributions of $21,224 and $55,160 to its defined benefit retirement and retiree health and life insurance plans during the nine months ended September 29, 2013 and September 30, 2012, respectively. The Company

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

anticipates that it will make additional contributions of approximately $11,000 to its defined benefit retirement and retiree health and life insurance plans in 2013.

Sonoco Investment and Retirement Plan (SIRP)
The Company recognized SIRP expense totaling $3,391 and $2,692 for the quarters ended September 29, 2013 and September 30, 2012, respectively, and $9,009 and $7,637 for the nine months ended September 29, 2013 and September 30, 2012, respectively. Contributions to the SIRP, funded annually in the first quarter, totaled $9,290 during the nine months ended September 29, 2013, and $8,920 during the nine months ended September 30, 2012. No additional SIRP contributions are expected during the remainder of 2013.

Note 11: Income Taxes
The Company’s effective tax rate for the three- and nine- month periods ending September 29, 2013, was 31.5% and 32.4%, respectively, and its effective tax rate for the three- and nine- month periods ending September 30, 2012, was 31.2% and 33.5%, respectively. The quarterly and year-to-date rates for both years varied from the U.S. statutory rate primarily due to the favorable effect of international operations that are subject to tax rates generally lower than the U.S. rate, the favorable effect of the manufacturer’s deduction, and contingencies recorded for uncertain tax positions.
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

Note 12: Segment Reporting
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

SEGMENT FINANCIAL INFORMATION

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net sales:
Consumer Packaging	$473,332	$475,946	$1,411,645	$1,448,750
Paper and Industrial Converted Products	467,847	453,605	1,395,271	1,392,675
Display and Packaging	143,173	124,561	391,838	347,267
Protective Solutions	143,397	141,418	434,464	421,567
Consolidated	$1,227,749	$1,195,530	$3,633,218	$3,610,259
Intersegment sales:
Consumer Packaging	$978	$2,096	$3,784	$6,209
Paper and Industrial Converted Products	26,320	23,126	74,792	73,779
Display and Packaging	445	516	1,619	1,694
Protective Solutions	621	457	2,021	1,465
Consolidated	$28,364	$26,195	$82,216	$83,147
Income before interest and income taxes:
Segment operating profit:
Consumer Packaging	$49,025	$43,829	$138,731	$136,661
Paper and Industrial Converted Products	37,722	33,150	104,717	105,106
Display and Packaging	8,858	5,098	18,946	13,969
Protective Solutions	9,934	10,645	30,520	29,303
Restructuring/Asset impairment charges	(5,818)	444	(18,785)	(24,164)
Other, net	563	3,177	(391)	2,903
Consolidated	$100,284	$96,343	$273,738	$263,778

Note 13: Commitments and Contingencies
Pursuant to U.S. GAAP, accruals for estimated losses are recorded at the time information becomes available indicating that losses are probable and that the amounts are reasonably estimable. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings from a variety of sources. Some of these exposures, as discussed below, have the potential to be material.
Environmental Matters
The Company is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates.
During the fourth quarter of 2005, the U.S. Environmental Protection Agency (EPA) notified U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, that U.S. Mills and NCR Corporation (NCR), an unrelated party, would be jointly held responsible to undertake a program to remove and dispose of certain PCB-contaminated sediments at a particular site on the lower Fox River in Wisconsin (the “Site”) which is now labeled by the EPA as Phase 1. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation. The Company has expensed a total of $17,650 for its estimated share of the total cleanup cost of the Site, and through September 29, 2013, has spent a total of $14,467. The remaining accrual of $3,183 represents the Company’s best estimate of what it is likely to pay to complete the

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Site project. However, the actual costs associated with cleanup of the Site are dependent upon many factors and it is possible that remediation costs could be higher than the current estimate of project costs. The Company acquired U.S. Mills in 2001, and the alleged contamination predates the acquisition.
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
On October 14, 2010, the EPA and WDNR filed suit against NCR, API, U.S. Mills and nine other defendants in the United States District Court for the Eastern District of Wisconsin (No. 10-CV-910-WCG) pursuant to Sections 106 and 107 of CERCLA. The plaintiffs seek to recover unreimbursed costs incurred for activities undertaken in response to the release and threatened release of hazardous substances from facilities at or near the Lower Fox River and Green Bay as well as damages for injury to, loss of, and destruction of natural resources resulting from such releases. The plaintiffs also seek a ruling that the defendants are liable for future response costs of the plaintiffs and requiring the defendants to comply with the unilateral Administrative Order for Remedial Action discussed in prior filings. The Company does not believe that the remedies sought in the suit materially expand the Company’s potential liability beyond what has been disclosed in this report or in the Company’s prior filings with the SEC. U.S. Mills has entered into a stipulation with the plaintiffs that, in exchange for U.S. Mills’ admitting that it is liable for discharging wastewater containing PCBs into the river, the plaintiffs would not seek an injunction in this proceeding against U.S. Mills requiring it to participate in the completion of the Fox River remediation. In June 2013 the court ordered some of the other defendants, including NCR but not U.S. Mills, to complete the remediation and the order has been appealed. U.S. Mills plans to continue to defend its interests in the suit vigorously.
Since 2007, U.S. Mills has expensed a total of $60,825 for potential liabilities associated with the Fox River contamination (not including amounts expensed for remediation at the Site) and through September 29, 2013, has spent a total of $11,628, primarily on legal fees, leaving a reserve of $49,197 remaining at September 29, 2013 for potential liabilities associated with the Fox River contamination (not including amounts accrued for remediation at the Site). Because of the continuing uncertainties in the estimated costs of remediation and continuing uncertainties surrounding U.S. Mills’ allocable share, including a potentially favorable resolution, it is impossible to state with any reasonable degree of confidence that any estimate is a better estimate than the amount recorded. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional exposure to its consolidated financial position beyond what has been reserved is limited to the equity position of U.S. Mills, which was approximately $94,000 at September 29, 2013.
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
As of September 29, 2013 and December 31, 2012, the Company (and its subsidiaries) had accrued $73,436 and $75,605, respectively, related to environmental contingencies. Of these, a total of $52,380 and $53,972 relate to U.S. Mills and $18,518 and $18,733 relate to Tegrant at September 29, 2013 and December 31, 2012, respectively. These accruals are included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets. U.S. Mills recognized a $40,825 benefit in 2008 from settlements reached and proceeds received on certain insurance policies covering the Fox River contamination. U.S. Mills’ two remaining insurance carriers are in liquidation. It is possible that U.S. Mills may recover from these carriers a small portion of the costs it ultimately incurs. U.S. Mills may also be able to reallocate some of the costs it incurs among other parties. There can be no assurance that such claims for recovery or reallocation would be successful and no amounts have been recognized in the consolidated financial statements of the Company for such potential recovery or reallocation.
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and Directors of Sonoco Products Company:
We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company and its subsidiaries as of September 29, 2013, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 29, 2013 and September 30, 2012 and the condensed consolidated statement of cash flows for the nine-month periods ended September 29, 2013 and September 30, 2012. These interim financial statements are the responsibility of the Company’s management.
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
October 31, 2013

SONOCO PRODUCTS COMPANY

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Statements included in this report that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The words “estimate,” “project,” “projection,” “intend,” “expect,” “believe,” “consider,” “plan,” “strategy,” “opportunity,” “target,” “anticipate,” “objective,” “goal,” “guidance,” “outlook,” “forecast,” “future,” “assumptions,” “will,” “would,” “aspires,” or the negative thereof, and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding: offsetting high raw material costs; improved productivity and cost containment; adequacy of income tax provisions; refinancing of debt; realization of synergies resulting from acquisitions; adequacy of cash flows; anticipated amounts and uses of cash flows; effects of acquisitions and dispositions; extent of liability and adequacy of provisions for environmental liabilities; financial strategies and the results expected from them; sales growth; market leadership; continued payments of dividends; stock repurchases; producing improvements in earnings; financial results for future periods; goodwill impairment charges and fair values of reporting units; expected amounts of capital spending; anticipated contributions to benefit plans; and creation of long-term value for shareholders. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, expectations, beliefs, plans, strategies and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, without limitation:

•	Availability and pricing of raw materials and energy;

•	Success of new product development and introduction;

•	Ability to maintain or increase productivity levels and contain or reduce costs;

•	Ability to manage the mix of business to take advantage of growing markets while reducing cyclical effects of some of the Company’s existing business on operating results;

•	International, national and local economic and market conditions;

•	Availability of credit to us, our customers and/or our suppliers in needed amounts and/or on reasonable terms;

•	Fluctuations in expenses associated with pension and postretirement benefit plans;

•	Pricing pressures, demand for products, and ability to maintain market share;

•	Continued strength of our paperboard-based tubes and cores and composite can operations;

•	Anticipated results and costs of restructuring activities;

•	Resolution of income tax contingencies;

•	Ability to successfully integrate newly acquired businesses into the Company’s operations;

•	Ability to win new business and/or identify and successfully close suitable acquisitions at the levels needed to meet growth targets;

•	Rate of growth in foreign markets;

•	Foreign currency, interest rate and commodity price risk and the effectiveness of related hedges;

•	Actions of government agencies and changes in laws and regulations affecting the Company;

•	Liability for and anticipated costs of environmental remediation actions;

•	Accuracy of assumptions underlying projections related to goodwill impairment testing, and accuracy of management’s assessment of goodwill impairment;

•	Accuracy of assumptions underlying fair value measurements, accuracy of management’s assessments of fair value, and fluctuations in fair value;

•	Accuracy in valuation of deferred tax assets;

•	Loss of consumer or investor confidence; and

•	Economic disruptions resulting from terrorist activities.
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
Third Quarter 2013 Compared with Third Quarter 2012
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

	For the three months ended September 29, 2013
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Income before interest and income taxes	$100,284	$5,818	$(563)	$105,539
Interest expense, net	14,286	—	—	14,286
Income before income taxes	85,998	5,818	(563)	91,253
Provision for income taxes	27,085	1,957	(497)	28,545
Income before equity in earnings of affiliates	58,913	3,861	(66)	62,708
Equity in earnings of affiliates, net of tax	2,512	—	—	2,512
Net income	61,425	3,861	(66)	65,220
Net (income)/loss attributable to noncontrolling interests	(185)	68	—	(117)
Net income attributable to Sonoco	$61,240	$3,929	$(66)	$65,103
Per diluted common share	$0.59	$0.04	$0.00	$0.63

(1)	Consists primarily of excess insurance settlement gains and additional tax expense of $279 associated with the repatriation of cash completed earlier in 2013.

	For the three months ended September 30, 2012
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(2)	Base
Income before interest and income taxes	$96,343	$(444)	$(3,177)	$92,722
Interest expense, net	14,852	—	—	14,852
Income before income taxes	81,491	(444)	(3,177)	77,870
Provision for income taxes	25,399	126	(1,135)	24,390
Income before equity in earnings of affiliates	56,092	(570)	(2,042)	53,480
Equity in earnings of affiliates, net of tax	2,937	—	—	2,937
Net income	59,029	(570)	(2,042)	56,417
Net (income)/loss attributable to noncontrolling interests	(193)	31	—	(162)
Net income attributable to Sonoco	$58,836	$(539)	$(2,042)	$56,255
Per diluted common share	$0.57	$0.00	$(0.02)	$0.55

(2)	Consists primarily of excess insurance settlement gains.

SONOCO PRODUCTS COMPANY

RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended September 29, 2013 versus the three months ended September 30, 2012.
OVERVIEW
Net sales for the third quarter of 2013 were $1,228 million, compared with $1,196 million in the same period last year. This 2.7% increase was driven by a combination of higher volume and higher prices.
Net income attributable to Sonoco for the third quarter of 2013 was $61.2 million compared to $58.8 million reported for the same period of 2012. Results for 2013 include after-tax restructuring and other non-base charges of $3.9 million. Results for 2012 include a net after-tax benefit of $2.6 million representing gains from the sale of facilities and insurance recoveries totaling $6.4 million, after tax, partially offset by after-tax restructuring and other non-base charges of $3.8 million. Third quarter 2013 base net income attributable to Sonoco (base earnings) was $65.1 million ($0.63 per diluted share) versus $56.3 million ($0.55 per diluted share) in 2012.
In addition to increased revenue, current quarter earnings benefited from a 100 basis point increase in the Company's overall gross profit margin percentage. The bulk of the year-over-year improvement in quarterly base earnings was driven by increases in operating profit of 73.8% in Display and Packaging and 13.8% in Paper and Industrial Converted Products.
OPERATING REVENUE
Net sales for the third quarter of 2013 increased $32 million over the prior year period.
The components of the sales change were:

($ in millions)
Volume/mix	$22
Selling prices	16
Foreign currency translation and other, net	(6)

Total sales increase	$32

COSTS AND EXPENSES
Although cost of sales increased year-over-year on higher volume and generally higher input prices, the increase was less than that of sales, resulting in an 18.25% gross profit margin compared to 17.25% in the prior year quarter. A positive price / cost relationship (the relationship of the change in sales prices to the change in costs of materials, energy and freight) and productivity improvements benefited gross margin, but were partially offset by higher maintenance, labor, and other expenses.
Third quarter selling, general and administrative costs increased 6.9%. However, prior year SG&A costs were reduced approximately $3.0 million by excess property insurance loss recoveries, the benefit of which was excluded from base earnings. Absent these recoveries, the increase in SG&A costs would have been 4.0%, reflecting normal labor rate increases, general inflation and higher management incentive provisions.
Restructuring and restructuring-related asset impairment charges totaled $5.8 million in the third quarter of 2013 compared with a net gain of $0.4 million in last year's third quarter. Additional information regarding restructuring actions and impairments is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements.
Net interest expense for the third quarter decreased to $14.3 million, compared with $14.9 million during the same period in 2012. The decrease was due to lower debt levels resulting from the repatriation of accumulated offshore cash that was used to pay down debt.
The effective tax rates on GAAP and base earnings for the third quarter of 2013 were 31.5 percent and 31.3 percent, respectively, compared with 31.2 percent and 31.3 percent, respectively, for the same period in 2012.

SONOCO PRODUCTS COMPANY

REPORTABLE SEGMENTS
The following table recaps net sales for the third quarters of 2013 and 2012 ($ in thousands):

	Three Months Ended
	September 29, 2013	September 30, 2012	% Change
Net sales:
Consumer Packaging	$473,332	$475,946	(0.5)%
Paper and Industrial Converted Products	467,847	453,605	3.1%
Display and Packaging	143,173	124,561	14.9%
Protective Solutions	143,397	141,418	1.4%
Consolidated	$1,227,749	$1,195,530	2.7%
Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Three Months Ended
	September 29, 2013	September 30, 2012	% Change
Income before interest and income taxes:
Segment operating profit
Consumer Packaging	$49,025	$43,829	11.9%
Paper and Industrial Converted Products	37,722	33,150	13.8%
Display and Packaging	8,858	5,098	73.8%
Protective Solutions	9,934	10,645	(6.7)%
Restructuring/Asset impairment charges	(5,818)	444	(1,410.4)%
Other, net	563	3,177	(82.3)%
Consolidated	$100,284	$96,343	4.1%

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the third quarter of 2013 and 2012 ($ in thousands):

	Three Months Ended
	September 29, 2013	September 30, 2012
Restructuring/Asset impairment charges:
Consumer Packaging	$4,530	$(2,260)
Paper and Industrial Converted Products	1,064	899
Display and Packaging	150	239
Protective Solutions	74	678
Total	$5,818	$(444)
Segment operating profit is used by Company management to evaluate segment performance and does not include (dependent upon the applicable period) restructuring charges, asset impairment charges, acquisition-related costs, and certain other items, if any, the exclusion of which the Company believes improves comparability and analysis of the underlying financial performance of the business. Accordingly, the term “segment operating profit” is defined as the segment’s portion of “Income before interest and income taxes” excluding those items. All other general corporate expenses have been allocated as operating costs to each of the Company’s reportable segments.

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
This year’s third quarter segment sales of $473 million were 0.6% lower than the $476 million reported in the prior year’s quarter. Volume was slightly lower compared with last year’s third quarter as volume decreases in composite cans, metal ends, and injection-molded and thermoformed plastics, including continued declines in dual-ovenable trays, were partially offset by increases in flexible packaging and blow-molded plastics.
Segment operating profit was $49.0 million compared with $43.8 million in last year’s third quarter. Operating profits were higher in the quarter due to a positive price/cost relationship and productivity improvements, which were partially offset by higher labor and other expenses. Third quarter operating profit in blowmolding was negatively impacted by inefficiencies and start up costs associated with the installation of a new production line and carryover impacts of an equipment failure that occurred in the second quarter. By year end, the Company expects these issues to be substantially resolved.
Paper and Industrial Converted Products
The Paper and Industrial Converted Products segment includes the following products: high-performance paper and composite paperboard tubes and cores; fiber-based construction tubes and forms; wooden, metal and composite wire and cable reels and spools; and recycled paperboard, linerboard, corrugating medium, recovered paper and other recycled materials.
Third quarter 2013 sales for the segment were $468 million, compared with $454 million in the same period in 2012. The increase was largely price-driven, as higher recovered paper prices led to increased selling prices in the Company’s North American recycling, paper and tubes and cores operations. Volume was up across most of the segment, but, in total, was only up approximately one percent due to the first-quarter closure of the Company’s recycled fiber trading operations in Europe and lower demand for reels.
Segment operating profit increased to $37.7 million in the third quarter compared to $33.1 million in the prior year as productivity improvements and volume gains were partially offset by higher labor, maintenance and other costs. This year's quarter also reflects the benefit of business interruption insurance recoveries totaling $1.6 million related to a fire in 2012 and Thailand floods in 2011.

Display and Packaging
The Display and Packaging segment includes the following products and services: designing, manufacturing, assembling, packing and distributing temporary, semipermanent and permanent point-of-purchase displays; supply chain management services, including contract packing, fulfillment and scalable service centers; and paper amenities, such as coasters and glass covers.
Third quarter 2013 sales for this segment rose to $143 million, compared with $125 million in the same period in 2012, due to volume growth in international contract packaging and U.S. display and packaging services.
Segment operating profit increased 74% to 8.9 million from $5.1 million in last year’s quarter due to volume growth and an improved mix of business in global display and packaging activities, which was partially offset by higher labor and other costs.
Protective Solutions
The Protective Solutions segment includes the following products: custom-engineered, paperboard-based and expanded foam protective packaging and components; temperature-assurance packaging; and retail security packaging.
Third quarter 2013 segment sales increased to $143 million, compared with $141 million in 2012. This increase was driven by higher volume in the consumer and industrial protective businesses, primarily in the foam-based business, driven by auto components, and the paper-based legacy business due to strength in the appliance market. These gains were largely offset by the divestiture of a small box plant and volume declines in retail security packaging.
Segment operating profit decreased to $9.9 million in the third quarter, compared to $10.6 million last year, as productivity improvements and modest volume growth were more than offset by a negative mix of business and higher labor and other operating costs. Third quarter costs were also negatively impacted by inefficiencies and expenses associated with the start up of a small plant in Mexico.

SONOCO PRODUCTS COMPANY

Nine Months Ended September 29, 2013 Compared with Nine Months Ended September 30, 2012
RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures for each of the periods presented.

	For the nine months ended September 29, 2013
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Income before interest and income taxes	$273,738	$18,785	$391	$292,914
Interest expense, net	42,961	—	—	42,961
Income before income taxes	230,777	18,785	391	249,953
Provision for income taxes	74,746	6,153	(174)	80,725
Income before equity in earnings of affiliates	156,031	12,632	565	169,228
Equity in earnings of affiliates, net of tax	8,233	—	—	8,233
Net income	164,264	12,632	565	177,461
Net loss attributable to noncontrolling interests	103	14	—	117
Net income attributable to Sonoco	$164,367	$12,646	$565	$177,578
Per diluted common share	$1.59	$0.12	$0.01	$1.72

(1)
Consists primarily of the impact of the February 2013 devaluation of the Venezuelan bolivar fuerte, partially offset by excess insurance settlement gains, and additional tax expense of $279 associated with the repatriation of cash completed earlier in 2013.

	For the nine months ended September 30, 2012
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(2)	Base
Income before interest and income taxes	$263,778	$24,164	$(2,903)	$285,039
Interest expense, net	45,521	—	—	45,521
Income before income taxes	218,257	24,164	(2,903)	239,518
Provision for income taxes	73,201	5,912	(1,037)	78,076
Income before equity in earnings of affiliates	145,056	18,252	(1,866)	161,442
Equity in earnings of affiliates, net of tax	8,236	22	—	8,258
Net income	153,292	18,274	(1,866)	169,700
Net (income)/loss attributable to noncontrolling interests	(65)	104	—	39
Net income attributable to Sonoco	$153,227	$18,378	$(1,866)	$169,739
Per diluted common share	$1.49	$0.18	$(0.02)	$1.65

(2)	Consists primarily of excess insurance settlement gains.
RESULTS OF OPERATIONS
The following discussion provides a review of results for the nine months ended September 29, 2013 versus the nine months ended September 30, 2012.
OVERVIEW
Net sales for the first nine months of 2013 were $3,633 million, up slightly compared with $3,610 million in the same period in 2012. Overall, volume was fractionally higher as increases in Display and Packaging and Protective Solutions were largely offset by decreases in Consumer Packaging and Paper and Industrial Converted Products. Sales prices were mixed, but slightly higher overall.
Net income attributable to Sonoco for the first nine months of 2013 was $164.4 million compared to $153.2 million reported for the same period of 2012. Results for 2013 and 2012 include after-tax restructuring and other non-base charges of $13.2 million and $16.4 million, respectively. Year-to-date 2013 base net income attributable to Sonoco (base earnings) was $177.6 million ($1.72 per diluted share) versus $169.7 million ($1.65 per diluted share) in 2012.

SONOCO PRODUCTS COMPANY

Year-to-date base earnings were up 4.6% as productivity improvements, an overall modestly positive price / cost relationship and slightly higher volume were partially offset by higher maintenance, labor, pension and other costs. The year-to-date increase in operating profit is largely attributable to gains in Display and Packaging, although Consumer Packaging and Protective Solutions also posted modest improvements. A decrease in net interest expense and a lower effective tax rate on base earnings also contributed to the overall increase in base operating profit.
OPERATING REVENUE
Net sales for the first nine months of 2013 were $3,633 million, compared to $3,610 million for the first nine months of 2012. The components of the sales change were:

($ in millions)
Volume/mix	$20
Selling prices	9
Foreign currency translation and other, net	(6)

Total sales increase	$23

COSTS AND EXPENSES
The year-over-year percentage increase in cost of sales for the first nine months was somewhat less than the increase in sales, resulting in a slight improvement in gross margin. Productivity improvements and a modestly positive overall price / cost relationship benefited gross margin, but were largely offset by higher maintenance, labor, pension and other expenses. Current year-to-date pension expense includes a $1.9 million second-quarter settlement charge related to plan changes in Canada, most of which is included in cost of goods sold.
Year-to-date selling, general and administrative (SG&A) costs increased 2.3% over the prior year period. Absent prior year excess property insurance loss recoveries, the increase in SG&A costs would have been 1.4%, reflecting normal labor rate increases, general inflation, higher pension expense, including a portion of the Canadian pension plan settlement charge, and higher management incentive provisions.
Restructuring and restructuring-related asset impairment charges totaled $18.8 million for the current nine months, compared to $24.2 million last year. Additional information regarding restructuring actions and impairments is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements.
Net interest expense for the first nine months of 2013 decreased to $43.0 million, compared with $45.5 million during the same period in 2012. The decrease was due to lower debt levels as a result of the repatriation of accumulated offshore cash that was used to pay down debt.
The effective tax rates on GAAP and base earnings for the first nine months of 2013 were 32.4 percent and 32.3 percent, respectively, compared with 33.5 percent and 32.6 percent, respectively, for the same period in 2012. Despite a greater proportion of current year income having been earned in higher tax jurisdictions, the effective tax rate on base earnings decreased slightly due to year-over-year changes in the accrual for uncertain tax positions. In addition, the effective rate on GAAP earnings in 2013 also benefited from a more favorable mix in the tax rates applicable to current year restructuring expenses.

SONOCO PRODUCTS COMPANY

REPORTABLE SEGMENTS
The following table recaps net sales for the first nine months of 2013 and 2012 ($ in thousands):

	Nine Months Ended
	September 29, 2013	September 30, 2012	% Change
Net sales:
Consumer Packaging	$1,411,645	$1,448,750	(2.6)%
Paper and Industrial Converted Products	1,395,271	1,392,675	0.2%
Display and Packaging	391,838	347,267	12.8%
Protective Solutions	434,464	421,567	3.1%
Consolidated	$3,633,218	$3,610,259	0.6%
Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Nine Months Ended
	September 29, 2013	September 30, 2012	% Change
Income before interest and income taxes:
Segment operating profit
Consumer Packaging	$138,731	$136,661	1.5%
Paper and Industrial Converted Products	104,717	105,106	(0.4)%
Display and Packaging	18,946	13,969	35.6%
Protective Solutions	30,520	29,303	4.2%
Restructuring/Asset impairment charges	(18,785)	(24,164)	(22.3)%
Other, net	(391)	2,903	(113.5)%
Consolidated	$273,738	$263,778	3.8%

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the first nine months of 2013 and 2012 ($ in thousands):

	Nine Months Ended
	September 29, 2013	September 30, 2012
Restructuring/Asset impairment charges:
Consumer Packaging	$11,965	$8,735
Paper and Industrial Converted Products	4,372	12,396
Display and Packaging	242	336
Protective Solutions	2,206	2,697
Total	$18,785	$24,164
Consumer Packaging
Year-to-date segment sales of $1,412 million were 2.6% lower than the $1,449 million reported in the prior year period. Sales were down year-over-year primarily due to lower volume throughout much of the segment, particularly in rigid containers, metal ends and plastics. The segment experienced lower demand due to changes in customer preferences in several categories, including powdered and concentrated beverages, coffee, and metal ends as well as continued declines in dual-ovenable trays. Softness in the European economy also contributed to the decline, as well as some short-term sales and production interruptions related to customer specification changes, isolated quality issues and unplanned downtime.
Segment operating profit for the current nine months was $138.7 million compared with $136.7 million last year. Operating profits increased 1.5% as productivity improvements and a modestly positive price / cost relationship were largely offset by the decline in volume and higher pension, labor and other expenses. Current year operating profit was also negatively impacted by a $1.1 million LIFO inventory adjustment; conversely, the prior year period reflected a $1.1 million favorable adjustment.

SONOCO PRODUCTS COMPANY

Paper and Industrial Converted Products
Year-to-date sales were $1,395 million, essentially flat compared to the $1,393 million reported in the prior year period. Volume was up across most of the segment, but, in total, was down fractionally due to the first-quarter closure of the Company’s recycled fiber trading operations in Europe and lower demand for reels. Sales prices were mixed across the segment, but resulted in a small overall price benefit that was largely offset by the lower overall volume.
Segment operating profit was $104.7 million for the first nine months compared to $105.1 million in the prior year period as productivity gains and a positive price/cost relationship were more than offset by higher maintenance, labor, pension and other costs.
Display and Packaging
Sales in the first nine months rose 12.8% to $392 million, compared with $347 million in 2012, on volume increases in both international contract packaging and U.S. display and packaging services.
Segment operating profit increased 35.6% to $18.9 million from $14.0 million in last year’s period due to volume growth and an improved mix of business in global display and packaging activities, which was partially offset by higher labor and other costs.
Protective Solutions
Sales in the first nine months rose 3.1% to $434 million, compared with $422 million in 2012. This increase was driven by higher volume, primarily in the foam-based business, driven by auto components, and the paper-based legacy business due to strength in the appliance market.
Segment operating profit increased to $30.5 million in the first nine months, compared to $29.3 million last year, as volume increases and strong productivity gains were partially offset by higher labor and other costs.

OTHER ITEMS
The Company completed its most recent annual goodwill impairment testing during the third quarter of 2013. For testing purposes, the Company performed an assessment of each reporting unit by considering certain qualitative and quantitative factors. Qualitative factors included such things as the macroeconomic environment, Company stock price and market capitalization movement, business strategy changes, and significant customer wins and losses. Quantitative factors included the amount by which the estimated fair value exceeded its current carrying value, current year operating performance as compared to prior projections, and implied fair values from comparable trading and transaction multiples. As a result of its qualitative and quantitative assessments, the Company concluded that there was no impairment of goodwill for any of its reporting units.
When the Company estimates the fair value of a reporting unit, it does so using a discounted cash flow model based on projections of future years’ operating results and associated cash flows, together with comparable trading and transaction multiples. The Company’s model discounts projected future cash flows, forecasted over a ten-year period, with an estimated residual growth rate. The Company’s projections incorporate management’s best estimates of the expected future results, which include expectations related to new business, and, where applicable, improved operating margins. Projected future cash flows are discounted to present value using a discount rate management believes is commensurate with the risks inherent in the cash flows.
The Company’s assessments, whether qualitative or quantitative, incorporate management’s expectations for the future, including forecasted growth rates and/or margin improvements. Therefore, should there be changes in the relevant facts and circumstances and/or expectations, management’s assessment regarding goodwill impairment may change as well. Management’s projections related to revenue growth and/or margin improvements are based on a combination of factors, including expectations for volume growth with existing customers, product expansion, improved price/cost, productivity gains, fixed cost leverage, improvement in general economic conditions, increased operational capacity and customer retention.
In considering the level of uncertainty regarding the potential for goodwill impairment, management has concluded that any such impairment would likely be the result of adverse changes in more than one assumption. Management does not consider any of its assumptions to be either aggressive or conservative, but rather its best estimate based on available evidence at the time of the assessment. Other than in Display and Packaging, which is discussed below, there is no specific singular event or change in circumstances management has identified that it believes could reasonably result in a change to expected future results in any of its reporting units sufficient to result in goodwill impairment. In management’s opinion, a change of such magnitude would more likely be the result of changes to some combination of the factors identified above, a general deterioration in competitive position, introduction of a superior technology, significant unexpected changes in customer

SONOCO PRODUCTS COMPANY

preferences, an inability to pass through significant raw material cost increases, and other such items as identified in "Item 1A. Risk Factors" on pages 9-10 of the Company's 2012 Form 10-K.
Although no reporting units failed the qualitative or quantitative assessments noted above, in management’s opinion, the reporting units with significant goodwill having the greatest risk of future impairment are Plastics - Blowmolding and Plastics - Thermoforming. Total goodwill associated with these reporting units was approximately $129 million and $53 million, respectively, at September 29, 2013.
Plastics - Blowmolding manufactures blow-molded plastic containers primarily for use in nonfood applications. This reporting unit is the result of the purchase of Matrix Packaging in May 2007, which was acquired to be a growth platform for the Company and to provide an avenue into the health and beauty market. Although operating results since that time have often lagged expectations, in order for the unit to achieve its growth potential the Company has continued to invest significantly in the business. As a result, current projections for this reporting unit reflect revenue growth as well as improvements in operating margins due largely to expected execution improvements. This particular unit has experienced a number of setbacks over the past year including quality issues with a significant but customer-specific product, a major equipment failure, longer and more costly than expected ramp ups of new production capacity, and costs and inefficiencies related to both relocating production to accommodate changes in customer logistics as well as switching to a new resin due to the exit of a key supplier. In addition, one of its plants was struck by a tornado. Sales growth is expected to be driven by the return of volume that was shifted to competitors due to production down time, new business from key nonfood customers, expansion into more food-based applications and collaboration with large-scale packaging service providers. Margins are expected to improve largely as a result of the elimination of the costs and inefficiencies related to the above mentioned issues, as well as future productivity improvements and the leveraging of new sales volume. Should the sales growth and/or margin improvements not materialize, a goodwill impairment charge may be incurred. Based on the valuation work performed for the current year test, the estimated fair value of Plastics - Blowmolding exceeded its carrying value by approximately 12%. This is a reduction from the prior year due to the operational matters discussed previously as well as an increase in the discount rate utilized in the analysis.
Plastics - Thermoforming primarily manufactures monolayer, coated and barrier and non-barrier laminated tubs, cups, spools and trays primarily serving the portion control, food service and frozen food trays markets. Demand in these markets, and from the division’s main customers that serve them, has softened over the past several years due to changes in consumer preferences and behavior. The most notable example has been dual-ovenable trays for the frozen food market, historically one of this unit's more significant product categories. The Company has observed a shift away from these trays, which can be used in either a microwave or conventional oven, to less expensive microwave-only trays, which has put pressure on sales and margins within this business. In response, management is working to expand the unit's product line into other package categories and is implementing actions to improve manufacturing productivity and reduce fixed overhead. Should trends continue and the results of these efforts be less than expected, a goodwill impairment charge may be incurred. In its assessment of fair value performed in the third quarter of 2013, the estimated fair value of the Plastics - Thermoforming reporting unit exceeded its carrying value by approximately 18%. This is a reduction from the prior year due to the operational matters discussed previously as well as an increase in the discount rate utilized in the analysis.
Although goodwill of the Display and Packaging reporting unit is not currently considered to be at risk of impairment, a large portion of sales in this unit is concentrated in one customer and will be up for renegotiation over the next few years. Management expects to retain this business; however, if a significant amount is lost and not replaced, it is possible that a goodwill impairment charge may be incurred. Total goodwill associated with this reporting unit was approximately $158 million at September 29, 2013. Based on the valuation work performed for the current year test, the estimated fair value of Display and Packaging exceeded its carrying value by approximately 56%.
In its 2013 analysis, projected future cash flows were discounted at 9.0%, 10.1% and 10.4% for Plastics - Blowmolding, Plastics - Thermoforming and Display and Packaging, respectively. Holding other valuation assumptions constant, Plastics - Blowmolding projected operating profits across all future periods would have to be reduced approximately 8%, or the discount rate increased to 9.7%, in order for the estimated fair value to fall below the reporting unit’s carrying value. The corresponding percentages for Plastics - Thermoforming are 16% or 11.6% and for Display and Packaging are 38% or 15.1%.

SONOCO PRODUCTS COMPANY

Financial Position, Liquidity and Capital Resources
The Company’s financial position remained strong during the first nine months of 2013. Cash flows provided by operations totaled $421.3 million in the first nine months of 2013 compared with $292.5 million during the same period last year, an increase of $128.8 million. Lower year-over-year pension and postretirement plan contributions, and higher year-over-year non-cash pension and postretirement expense, accounted for a net increase in operating cash flows of approximately $40.4 million. Trade accounts receivable levels increased in both the nine-month periods ending September 29, 2013 and September 30, 2012, reflecting higher levels of business activity; however, the magnitude of the increase was greater in 2013 resulting in a year-over-year reduction in operating cash flow of $(21.4) million. Inventories used cash of $13.1 million in the first nine months of 2013 compared to providing cash of $3.2 million in the same period last year. Both years reflect increased inventory levels following the slowdown associated with the Christmas holidays. However, market prices for OCC, one of the Company's major raw materials, were decreasing during the first nine months of 2012 and increasing during the same period in 2013, accounting for the greater year over year use of cash. Trade accounts payable provided $75.2 million of cash in the first nine months of 2013 compared with $25.6 million in the first nine months of 2012. The $49.6 million increase is primarily attributable to the year-over-year increase in business activity. Changes in income tax related items contributed $45.4 million to the year-over-year increase in operating cash flows, driven primarily by lower estimated federal tax payments due to bonus depreciation and renewable energy incentives to be earned in connection with the construction of the biomass boiler currently underway in Hartsville, South Carolina. Upon completion of the boiler, these incentives will be received in the form of either a grant or a tax credit. Accrued expenses provided $25.1 million of cash in the first nine months of 2013 compared to $10.1 million in the first nine months of 2012 for a year-over-year increase in operating cash flow of $15.0 million. This change consists primarily of higher year-over-year payroll accruals, due to timing of the Company's fiscal calendar, higher incentive accruals, and the timing of payments associated with restructuring activity.
Cash used by investing activities was $142.2 million in the first nine months of 2013, compared with $138.6 million in the same period last year, a net increase of $3.6 million. The increase in the net use of cash was driven by an $11.1 million year-over-year reduction in proceeds from the sale of assets, as the prior year included cash proceeds from the sale of two previously closed facilities and insurance proceeds associated with assets destroyed in a fire in 2011. Current year activity also includes the investment of $3.6 million for a 12% interest in a non-consolidated affiliate in Finland and the completion of two small acquisitions at a total cost of $3.7 million. These year-over-year increased uses of cash were offset by lower year-over-year capital spending of $14.3 million due largely to the completion last year of capital spending on a new blowmolding facility in New Albany, Ohio. Capital spending in the first half of both 2012 and 2013 includes activity related to the ongoing construction work on the biomass boiler. Spending on this $75 million project is expected to be completed by the end of 2013. Capital spending is expected to be approximately $55 million during the remainder of 2013.
Cash used by financing activities totaled $358.7 million in the first nine months of 2013, compared with $133.6 million in the same period last year, an increased use of cash of $225.2 million. Outstanding debt was $1,099.6 million at September 29, 2013, reflecting net repayments of $272.3 million during the first nine months of 2013, compared with net repayments of $50.1 million during the same period last year. The Company repatriated approximately $260 million of cash from its foreign subsidiaries in 2013, using the proceeds to pay off the $135 million balance of a term loan entered into in November 2011 to fund the purchase of Tegrant Holding Corporation and the remainder to pay down commercial paper. During the first nine months of 2013, the Company paid cash dividends of $93.2 million, an increase of $3.7 million over the same period last year. Net proceeds from the exercise of stock awards were $13.4 million in the nine months ended September 29, 2013, compared with $7.1 million in the same period last year, an increased source of cash of $6.3 million. Share repurchases were higher year over year, resulting in an increased use of cash of $5.4 million. The Company expects additional share repurchases of approximately $15-$20 million to be made in the fourth quarter of 2013 to satisfy employee tax withholding obligations in association with the exercise of certain share-based compensation awards.
The Company operates a $350 million commercial paper program, supported by a bank credit facility of the same amount committed through October 2017. Outstanding commercial paper totaled $0 million and $152 million at September 29, 2013 and December 31, 2012, respectively.
Cash and cash equivalents totaled $287.6 million and $373.1 million at September 29, 2013 and December 31, 2012, respectively. Of these totals, $123.3 million and $346.7 million, respectively, were held outside of the United States by the Company’s foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. Under current law, cash repatriated to the United States is subject to federal income taxes, less applicable foreign tax credits. As the Company enjoys ample domestic liquidity through a combination of operating cash flow generation and access to bank and capital markets borrowings, we have generally considered our offshore cash balances to be indefinitely invested outside the United States and, accordingly, had not provided for U.S. federal tax liability on these amounts for financial reporting purposes. The Company repatriated $254 million of its

SONOCO PRODUCTS COMPANY

offshore cash in the first quarter of 2013, and an additional $6 million in the second quarter of 2013, utilizing the cash to pay down existing debt. This repatriation primarily represented a return of capital rather than a repatriation of earnings. The transactions to repatriate these funds were initiated in late 2012 and, accordingly, the Company recognized U.S. federal tax expense on these amounts in its 2012 financial statements. The Company currently has no plans to repatriate other cash balances held outside the United States. However, if such other balances were to be repatriated, additional U.S. federal income tax payments could result. Computation of the potential deferred tax liability associated with unremitted earnings deemed to be indefinitely reinvested is not practicable. The Company utilizes a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations where it is needed.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires the Company to maintain a minimum level of interest coverage, and a minimum level of net worth, as defined. As of September 29, 2013, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.

The Company’s $118 million, 6.5% debentures become due in November 2013. The Company expects to be able to satisfy these obligations using some combination of cash on hand, cash generated from operations, and refinancing with existing available credit.
The Company anticipates additional contributions to its pension and postretirement plans of approximately $11 million during the remainder of 2013, which would bring total contributions made during 2013 to approximately $42 million. Future funding requirements beyond 2013 will vary depending largely on actual investment returns, future actuarial assumptions, and legislative actions.
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
At September 29, 2013, the Company had commodity contracts outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. The total net fair market value of these instruments was an unfavorable position of $3.6 million at September 29, 2013, and an unfavorable position of $6.3 million at December 31, 2012. Natural gas, aluminum contracts, and old corrugated containers contracts covering an equivalent of 6.7 million MMBTUs, 6,650 metric tons, and 525 short tons, respectively, were outstanding at September 29, 2013. Additionally, the Company had various currency contracts outstanding to fix the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments was a net unfavorable position of $0.1 million at September 29, 2013, compared with a net unfavorable position of $4.5 million at December 31, 2012. These contracts qualify as cash flow hedges and mature within twelve months of their respective reporting dates.
In addition, at September 29, 2013, the Company had various currency contracts outstanding to fix the exchange rate on certain foreign currency assets and liabilities. Although placed as an economic hedge, the Company does not apply hedge accounting to these contracts. The fair value of these currency contracts was a net unfavorable position of $0.1 million at September 29, 2013 and a net favorable position of $0.7 million at December 31, 2012.
At September 29, 2013, the U.S. dollar had strengthened against most of the functional currencies of the Company’s foreign operations compared to December 31, 2012, resulting in a translation loss of $20.3 million being recorded in accumulated other comprehensive income during the nine months ended September 29, 2013.
Restructuring and Impairment
Information regarding restructuring charges and restructuring-related asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements.
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
Information with respect to legal proceedings and other exposures appears in Part I – Item 3 – “Legal Proceedings” and Part II – Item 8 – “Financial Statements and Supplementary Data” (Note 14 - “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and in Part I – Item 1 – “Financial Statements” (Note 13 – “Commitments and Contingencies”) of this report.
Fox River
In April 2006, the United States and the State of Wisconsin (plaintiffs) sued U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, and NCR Corporation (NCR), an unrelated company, to recover certain costs incurred for response activities undertaken regarding the release and threatened release of hazardous substances in specific areas of elevated concentrations of polychlorinated biphenyls (PCBs) in sediments in the Lower Fox River and Green Bay in northeastern Wisconsin (hereinafter the Site). Pursuant to a Consent Decree agreed to by NCR and U.S. Mills as a consequence of the litigation, the Site is to be cleaned up on an expedited basis and NCR and U.S. Mills started removing contaminated sediment in May 2007. The remediation involves removal of sediment from the riverbed, dewatering of the sediment and storage at an offsite landfill. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation, which through September 29, 2013, has totaled slightly more than $25 million. U.S. Mills’ environmental reserve at September 29, 2013, includes $3.2 million for its share of the estimated remaining costs under the funding agreement for the remediation of the Site. The actual costs associated with cleanup of the Site, however, are dependent upon many factors and it is possible that remediation costs could be higher or lower than the current estimate of project costs. Under the terms of the agreement, the parties reserved their rights to make claims against each other, as well as third parties, to reallocate the costs of remediating the Site. Accordingly, the Company’s ultimate share of the liability for remediating the Site could be greater or less than 50% of the total cost.
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

SONOCO PRODUCTS COMPANY

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
As of September 29, 2013, U.S. Mills’ environmental reserve for potential liabilities associated with the remediation of OUs 2 -5 (not including amounts accrued for remediation of the Site) totaled $49.2 million. Because of the continuing uncertainties in the estimated costs of remediation and continuing uncertainties surrounding U.S. Mills’ allocable share, including a potentially favorable resolution, it is impossible to state with any degree of confidence that any estimate is a better estimate than the amount recorded. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional pretax exposure to its consolidated financial position beyond what has been reserved is limited to the equity position of U.S. Mills, which was approximately $94 million at September 29, 2013.
Other Legal Matters
Additional information regarding legal proceedings is provided in Note 13 to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

SONOCO PRODUCTS COMPANY

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs[2]
7/01/13 – 8/04/13	30,450	$37.53	—	5,000,000
8/05/13 – 9/01/13	12,808	$39.09	—	5,000,000
9/02/13 – 9/29/13	137,097	$38.15	132,500	4,867,500
Total	180,355	$38.11	132,500	4,867,500

1
A total of 47,855 common shares were repurchased in the third quarter of 2013 related to shares withheld to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These shares were not repurchased as part of a publicly announced plan or program.

2
On April 19, 2006, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. This authorization rescinded all previous existing authorizations and does not have a specific expiration date. During the third quarter of 2013, 132,500 shares were purchased at a cost of $5.1 million; accordingly, at September 29, 2013, a total of 4,867,500 shares remained available for repurchase.

Item 6.	Exhibits.

15.	Letter re: unaudited interim financial information

31.	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

101.
The following materials from Sonoco Products Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 29, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 29, 2013 and September 30, 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 29, 2013 and September 30, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2013 and September 30, 2012, and (v) Notes to Condensed Consolidated Financial Statements.

SONOCO PRODUCTS COMPANY

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date: October 31, 2013	By:	/s/ Barry L. Saunders
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

101
The following materials from Sonoco Products Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 29, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 29, 2013 and September 30, 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 29, 2013 and September 30, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2013 and September 30, 2012, and (v) Notes to Condensed Consolidated Financial Statements.