Form 10-K
period 2013-12-31
SONOCO PRODUCTS CO
filed 2014-03-03
CIK 91767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting common stock held by nonaffiliates of the registrant (based on the New York Stock Exchange closing price) on June 30, 2013, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $3,448,286,908. Registrant does not (and did not at June 30, 2013) have any non-voting common stock outstanding.

As of February 7, 2014, there were 102,277,365 shares of no par value common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the annual meeting of shareholders to be held on April 16, 2014, which statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference in Part III.

2

Sonoco Products Company

Forward-looking statements

Statements included in this Annual Report on Form 10-K that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the Company and its representatives may from time to time make other oral or written statements that are also “forward-looking statements.” Words such as “estimate,” “project,” “intend,” “expect,” “believe,” “consider,” “plan,” “strategy,” “opportunity,” “commitment,” “target,” “anticipate,” “objective,” “goal,” “guidance,” “outlook,” “forecast,” “future,” “re-envision,” “will,” “would,” “can,” “could,” “may,” “might,” “aspires,” “potential,” or the negative thereof, and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding:

•  availability and supply of raw materials, and offsetting high raw material costs;

•   improved productivity and cost containment;

•   improving margins and leveraging strong cash flow and financial position;

•   effects of acquisitions and dispositions;

•   realization of synergies resulting from acquisitions;

•   costs, timing and effects of restructuring activities;

•   adequacy and anticipated amounts and uses of cash flows;

•   expected amounts of capital spending

•   refinancing and repayment of debt;

•   financial strategies and the results expected of them;

•   financial results for future periods;

•   producing improvements in earnings;

•   profitable sales growth and rates of growth;

•   market leadership;

•   research and development spending;

•   extent of, and adequacy of provisions for, environmental liabilities;

•   adequacy of income tax provisions, realization of deferred tax assets, outcomes of uncertain tax issues and tax rates;

•   goodwill impairment charges and fair values of reporting units;

•   future asset impairment charges and fair values of assets;

•   anticipated contributions to pension and postretirement benefit plans, fair values of plan assets, long-term rates of return on plan assets, and projected benefit obligations and payments;

•   creation of long-term value and returns for shareholders;

•   continued payment of dividends; and

•   planned stock repurchases.

Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, perceived opportunities, expectations, beliefs, plans, strategies, goals and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks, uncertainties and assumptions include, without limitation:

•   availability and pricing of raw materials, energy and transportation, and the Company’s ability to pass raw material, energy and transportation price increases and surcharges through to customers or otherwise manage these commodity pricing risks;

•   costs of labor;

•   work stoppages due to labor disputes;

•   success of new product development, introduction and sales;

•   consumer demand for products and changing consumer preferences;

•   ability to be the low-cost global leader in customer-preferred packaging solutions within targeted segments;

•   competitive pressures, including new product development, industry overcapacity, and changes in competitors’ pricing for products;

•   ability to maintain or increase productivity levels, contain or reduce costs, and maintain positive price/cost relationships;

•   ability to improve margins and leverage cash flows and financial position;

•   continued strength of our paperboard-based tubes and cores and composite can operations;

•   ability to manage the mix of business to take advantage of growing markets while reducing cyclical effects of some of the Company’s existing businesses on operating results;

•   ability to maintain innovative technological market leadership and a reputation for quality;

•   ability to profitably maintain and grow existing domestic and international business and market share;

•   ability to expand geographically and win profitable new business;

•   ability to identify and successfully close suitable acquisitions at the levels needed to meet growth targets, and successfully integrate newly acquired businesses into the Company’s operations;

•   the costs, timing and results of restructuring activities;

•   availability of credit to us, our customers and suppliers in needed amounts and on reasonable terms;

•   effects of our indebtedness on our cash flow and business activities;

•   fluctuations in obligations and earnings of pension and postretirement benefit plans;

•   accuracy of assumptions underlying projections of benefit plan obligations and payments, valuation of plan assets, and projections of long-term rates of return;

•   cost of employee and retiree medical, health and life insurance benefits;

•   resolution of income tax contingencies;

•   foreign currency exchange rate fluctuations, interest rate and commodity price risk and the effectiveness of related hedges;

•   changes in U.S. and foreign tax rates, and tax laws, regulations and interpretations thereof;

•   accuracy in valuation of deferred tax assets;

•   accuracy of assumptions underlying projections related to goodwill impairment testing, and accuracy of management’s assessment of goodwill impairment;

•   accuracy of assumptions underlying fair value measurements, accuracy of management’s assessments of fair value and fluctuations in fair value;

•   liability for and anticipated costs of environmental remediation actions;

•   effects of environmental laws and regulations;

•   operational disruptions at our major facilities;

•   failure or disruptions in our information technologies;

•   loss of consumer or investor confidence;

•   ability to protect our intellectual property rights;

FORM 10-K SONOCO 2013 ANNUAL REPORT	3

•   actions of domestic or foreign government agencies and changes in laws and regulations affecting the Company;

•   international, national and local economic and market conditions and levels of unemployment; and

•   economic disruptions resulting from terrorist activities and natural disasters.

More information about the risks, uncertainties and assumptions that may cause actual results to differ materially from those expressed or forecasted in forward-looking statements is provided in Item 1A – “Risk Factors” and throughout other sections of this report and in other reports filed with the Securities and Exchange Commission. In light of these various risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.

The Company undertakes no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise. You are, however, advised to review any further disclosures we make on related subjects, and about new or additional risks, uncertainties and assumptions, in our future filings with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K.

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

4

Part I

Item 1. Business

(A) General development of business –

The Company is a South Carolina corporation founded in Hartsville, South Carolina, in 1899 as the Southern Novelty Company. The name was subsequently changed to Sonoco Products Company (the “Company” or “Sonoco”). Sonoco is a manufacturer of industrial and consumer packaging products and a provider of packaging services, with 335 locations in 33 countries.

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

Effective January 1, 2014, Sonoco Alloyd, the Company’s retail packaging component and currently part of the Protective Solutions segment, will be reported as part of the Display and Packaging segment. This change reflects the evolving integration occurring between these businesses, enabling them to better leverage the Company’s capabilities, products and services to provide complete solutions to our retail merchandising customers. As these changes did not take effect until 2014, Sonoco Alloyd is presented in the Protective Solutions segment as of December 31, 2013.

(C) Narrative description of business –

Products and Services – The following discussion outlines the principal products produced and services provided by the Company.

Consumer Packaging

The Consumer Packaging segment accounted for approximately 39%, 40% and 44% of the Company’s consolidated net sales in 2013, 2012 and 2011, respectively. The operations in this segment consist of 77 plants throughout the world. The products, services and markets of the Consumer Packaging segment are as follows:

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

Sonoco’s rigid packaging – paper-based products – is the Company’s second largest revenue-producing group of products and services, representing approximately 17%, 17% and 19% of consolidated net sales in 2013, 2012 and 2011, respectively.

Display and Packaging

The Display and Packaging segment accounted for approximately 11%, 10% and 10% of the Company’s consolidated net sales in 2013, 2012 and 2011, respectively. The products, services and markets of the Display and Packaging segment are as follows:

Products and Services	Markets
Point-of-purchase displays, custom packaging, fulfillment, primary package filling, supply chain management, paperboard specialties	Automotive, beverages, candy, electronics, personal care, baby care, food, cosmetics, fragrances, hosiery, office supplies, toys, home and garden, medical, over-the-counter drugs, sporting goods, hospitality industry, advertising

Paper and Industrial Converted Products

The Paper and Industrial Converted Products segment accounted for approximately 38%, 38% and 42% of the Company’s consolidated net sales in 2013, 2012 and 2011, respectively. This segment serves its markets through 192 plants on five continents. Sonoco’s paper operations provide the primary raw material for the Company’s fiber-based packaging. Sonoco uses approximately 56% of the paper it manufactures, and the remainder is sold to third parties. This vertical integration strategy is supported by 20 paper mills with 30 paper machines and 25 recycling facilities throughout the world. In 2013, Sonoco had the capacity to manufacture approximately 1.8 million tons of recycled paperboard. The products, services and markets of the Paper and Industrial Converted Products segment are as follows:

Products and Services	Markets
Recycled paperboard, chipboard, tubeboard, lightweight corestock, boxboard, linerboard, corrugating medium, specialty grades; paperboard tubes and cores, molded plugs, reels; collection, processing and recycling of old corrugated containers, paper, plastics, metal, glass and other recyclable materials	Converted paperboard products, spiral winders, beverage insulators, construction, film, flowable products, metal, paper mills, shipping and storage, tape and label, textiles, wire and cable, municipal, residential, customers’ manufacturing and distribution facilities

Sonoco’s tubes and core products are the Company’s largest revenue-producing group of products, representing approximately 24%, 24% and 25% of consolidated net sales in 2013, 2012 and 2011, respectively.

FORM 10-K SONOCO 2013 ANNUAL REPORT	5

Protective Solutions

The Protective Solutions segment accounted for approximately 12%, 12% and 4% of the Company’s consolidated net sales in 2013, 2012 and 2011, respectively. The products, services and markets of the Protective Solutions segment are as follows:

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

Patents, Trademarks and Related Contracts – Most inventions and product and process innovations are generated by Sonoco’s development and engineering staff, and are important to the Company’s internal growth. Patents have been granted on many inventions created by Sonoco staff in the United States and in many other countries. These patents are managed globally by a Sonoco intellectual capital management team through the Company’s subsidiary, Sonoco Development, Inc. (SDI). SDI globally manages patents, trade secrets, confidentiality agreements and license agreements. Some patents have been licensed to other manufacturers. Sonoco also licenses a few patents from outside companies and universities. U.S. patents expire after about 20 years and patents on new innovations replace many of the abandoned or expired patents. A second intellectual capital subsidiary of Sonoco, SPC Resources, Inc., globally manages Sonoco’s trademarks, service marks, copyrights and Internet domain names. Most of Sonoco’s products are marketed worldwide under trademarks such as Sonoco®, SmartSeal®, Sonotube®, Sealclick®, Sonopost® and UltraSeal®. Sonoco’s registered web domain names such as www.sonoco.com and www.sonotube.com provide information about Sonoco, its people and products. Trademarks and domain names are licensed to outside companies where appropriate.

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

Dependence on Customers – On an aggregate basis during 2013, the five largest customers in the Paper and Industrial Converted Products segment, the Consumer Packaging segment and the Protective Solutions segment accounted for approximately 7%, 35% and 25%, respectively, of each segment’s net sales. The dependence on a few customers in the Display and Packaging segment is more significant, as the five largest customers in this segment accounted for approximately 63% of that segment’s sales.

Sales to the Company’s largest customer represented approximately 7% of consolidated revenues in 2013. This concentration of sales volume resulted in a corresponding concentration of credit, representing approximately 5% of the Company’s consolidated trade accounts receivable at December 31, 2013. The Company’s next largest customer comprised approximately 5% of the Company’s consolidated revenues for the year ended December 31, 2013.

Backlog – Most customer orders are manufactured with a lead time of three weeks or less. Therefore, the amount of backlog orders at December 31, 2013, was not material. The Company expects all backlog orders at December 31, 2013, to be shipped during 2014.

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

Research and Development – Company-sponsored research and development expenses totaled approximately $20.1 million in 2013, $20.2 million in 2012 and $18.8 million in 2011. Customer-sponsored research and development expenses were not material in any of these periods. Significant projects in Sonoco’s Consumer Packaging segment include a broad range of cost-reduction projects, high-value flexible packaging enhancements, rigid plastic containers technology and next-generation composite packaging. During 2013, the Paper and Industrial Converted Products segment continued to invest in efforts to design and develop new products for the construction industry and for the film and tape industries. In addition, efforts were focused on enhancing performance characteristics of

6

the Company’s tubes and cores in the textile, film and paper packaging areas, as well as on projects aimed at enhancing productivity. Research and development projects in the Company’s Protective Solutions segment were primarily focused on developing new temperature-assurance solutions for the pharmaceuticals market.

Compliance with Environmental Laws – Information regarding compliance with environmental laws is provided in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Risk Management,” and in Note 14 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Number of Employees – Sonoco had approximately 19,900 employees worldwide as of December 31, 2013.

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

Executive Officers of the Registrant –

Name	Age	Position and Business Experience for the Past Five Years
Executive Committee
M. Jack Sanders	60	President and Chief Executive Officer since April 2013. Previously President and Chief Operating Officer December 2010-March 2013; Executive Vice President, Consumer January-December 2010; Executive Vice President, Industrial 2008-2010. Joined Sonoco in 1987.
Vicki B. Arthur	55	Vice President, Global Protective Solutions since April 2013. Previously Vice President, Protective Solutions, N.A. 2012-2013; Vice President Global Corporate Customers 2008-2012. Joined Sonoco in 1984.
R. Howard Coker	51	Group Vice President, Global Rigid Paper & Plastics since January 2013. Previously Vice President, Global Rigid Paper & Closures 2011-2013; Vice President, Rigid Paper & Closures, N.A. 2009-2011; Division Vice President & General Manager, Rigid Paper & Closures, N.A. 2008-2009. Joined Sonoco in 1985.
John M. Colyer Jr.	53	Senior Vice President, Global Industrial Products & Protective Solutions since January 2013. Previously Vice President, Global Paper & Industrial Converted Products 2012-2013; Vice President, Global Industrial Converting 2010-2011; Vice President N.A Converting 2009-2010; Vice President, Industrial Converting 2008-2009. Joined Sonoco in 1983.
Rodger D. Fuller	52	Group Vice President, Paper & Industrial Converting N.A. since January 2013. Previously Vice President, Global Rigid Plastics & Corporate Customers 2011-2013; Vice President, Global Rigid Paper & Plastics January-October 2011; Vice President, Global Rigid Paper & Closures 2008-2011. Joined Sonoco in 1985.
Allan H. McLeland	47	Vice President, Human Resources since January 2011. Previously Staff Vice President, Human Resources, Industrial 2010-2011; Director of Human Resources, Industrial 2009-2010. Joined Sonoco in 1993.
Marty F. Pignone	57	Vice President, Primary Materials Group N.A. since December 2012. Previously Vice President, Global Operating Excellence 2011-2012; Vice President, Global Manufacturing, Industrial 2008-2011. Joined Sonoco in 1997.
Barry L. Saunders	54	Vice President and Chief Financial Officer since May 2011. Previously Vice President, & Corporate Controller & Chief Accounting Officer 2008-2011. Joined Sonoco in 1989.
Robert C. Tiede	55	Senior Vice President, Global Consumer Packaging & Services since January 2013. Previously Vice President, Global Flexible & Packaging Services 2009-2013; Vice President, Flexible Packaging & Services 2007-2009. Joined Sonoco in 2004.

FORM 10-K SONOCO 2013 ANNUAL REPORT	7

Name	Age	Position and Business Experience for the Past Five Years
Other Corporate Officers
Ritchie L. Bond	57	Vice President, Treasurer and Corporate Secretary since February 2011. Previously Staff Vice President, Treasurer & Corporate Secretary 2009-2011. Joined Sonoco in 2005.
James A. Harrell III	52	Vice President, Tubes & Cores N.A. since March 2012. Previously Vice President, Industrial Converting Division N.A. 2010-2011; Division Vice President & General Manager, Industrial Converted Division 2009-2010; Division Vice President & General Manager, Paper, N.A. 2008-2009. Joined Sonoco in 1985.
Kevin P. Mahoney	58	Sr. Vice President, Corporate Planning since February 2011. Previously Vice President, Corporate Planning 2000-2011. Joined Sonoco in 1987.
Robert L. Puechl	58	Vice President, Global Flexibles since January 2011. Previously Vice President, Global Plastics 2010-2011; Division Vice President & General Manager, Global Plastics 2008-2010. Joined Sonoco in 1986.
Roger P. Schrum	58	Vice President, Investor Relations & Corporate Affairs since February 2009. Previously Staff Vice President, Investor Relations & Corporate Affairs 2005-2009. Joined Sonoco in 2005.
Marcy J. Thompson	52	Vice President, Marketing and Innovation since July 2013. Previously Vice President, Rigid Paper N.A. 2011-2013. Division Vice President & General Manager, Sonoco Recycling 2009-2011; Division Vice President & General Manager, Industrial Products Division, N.A. 2008-2009. Joined Sonoco in 2006.

8

Item 1A. Risk factors

We are subject to risks and uncertainties that could adversely affect our business, consolidated financial condition, results of operations and cash flows, and the trading price of our securities. These factors could also cause our actual results to materially differ from the results contemplated by forward-looking statements we make in this report, in our other filings with the Securities and Exchange Commission, and in our public announcements. You should consider the risk factors described below, as well as other factors described elsewhere in this report and in our other filings with the Securities and Exchange Commission, in evaluating us, our business, and any investment in our securities. Although these are the most significant risk factors of which we are currently aware, they are not the only risk factors to which we are subject. Additional risk factors not currently known to us, or that we currently deem immaterial, could also adversely affect our business operations and financial results.

Challenging current and future global economic conditions have had, and may continue to have, a negative impact on our business operations and financial results.

Although our business is diversified across various markets and customers, because of the nature of our products and services, general economic downturns in the United States and globally can adversely affect our business operations and financial results. The current global economic challenges, including relatively high levels of unemployment, shrinking middle class incomes and slowing consumption, the difficulties of the United States and other countries in dealing with their rising debt levels, and currency fluctuations are likely to continue to put pressure on the economy, and on us. As we have experienced over the past several years, tightening of credit availability and/or financial difficulties, leading to declines in consumer and business confidence and spending, affect us, our customers, suppliers and distributors. When such conditions exist, customers may delay, decrease or cancel purchases from us, and may also delay payment or fail to pay us altogether. Suppliers may have difficulty filling our orders and distributors may have difficulty getting our products to market, which may affect our ability to meet customer demands, and result in loss of business. Weakened global economic conditions may also result in unfavorable changes in our product price/mix and lower profit margins. All of these factors may have a material adverse effect on us.

Our international operations subject us to various risks that could adversely affect our business operations and financial results.

We have operations throughout North and South America, Europe, Australia and Asia, with 335 facilities in 33 countries. In 2013, approximately 33% of consolidated sales came from operations and sales outside of the United States, and we expect to continue to expand our international operations in the future. Management of global operations is extremely complex, and operations in foreign countries are subject to additional risks that may not exist, or be as significant, in the United States. These additional risks may adversely affect our business operations and financial results, and include, without limitation:

•  foreign currency exchange rate fluctuations and foreign currency exchange controls;

•  hyperinflation and currency devaluation;

•  possible limitations on conversion of foreign currencies into dollars or payment of dividends and other payments by non-U.S. subsidiaries;

•  non-tariff barriers, duties, taxes or government royalties, including the imposition or increase of withholding and other taxes on remittances and other payments by non-U.S. subsidiaries;

•  changes in tax laws, or the interpretation of such laws, affecting foreign tax credits or tax deductions relating to our non U.S. earnings or operations, and difficulties in repatriating cash generated or held by non-U.S. subsidiaries in a tax efficient manner;

•  inconsistent product regulation or policy changes by foreign agencies or governments;

•  difficulties in enforcement of contractual obligations and intellectual property rights;

•  high social benefit costs for labor, including more expansive rights of foreign unions and work councils, and costs associated with restructuring activities;

•  national and regional labor strikes;

•  difficulties in staffing and managing international operations;

•  geographic, language and cultural differences between personnel in different areas of the world;

•  foreign governments’ restrictive trade policies, and customs, import/export and other trade compliance regulations;

•  compliance with and changes in applicable foreign laws;

•  compliance with U.S. laws, including those affecting trade and foreign investment and the Foreign Corrupt Practices Act;

•  loss or non-renewal of treaties between foreign governments and the U.S.;

•  product boycotts, including with respect to products of our multi-national customers;

•  increased costs of maintaining international manufacturing facilities and undertaking international marketing programs;

•  difficulty in collecting international accounts receivable and potentially longer payment cycles;

•  the potential for nationalization or expropriation of our enterprises or facilities without appropriate compensation; and

•  political, social, legal and economic instability, civil unrest, war, catastrophic events, acts of terrorism, and widespread outbreaks of infectious diseases.

Raw materials, energy and other price increases or shortages may reduce our net income.

As a manufacturer, our sales and profitability are dependent on the availability and cost of raw materials, labor and other inputs. Most of the raw materials we use are purchased from third parties. Principal examples are recovered paper, steel, aluminum and resin. Prices and availability of these raw materials are subject to substantial fluctuations that are beyond our control due to factors such as changing economic conditions, currency and commodity price fluctuations, resource availability, transportation costs, weather conditions and natural disasters, political unrest and instability, and other factors impacting supply and demand pressures. Increases in costs can have an adverse effect on our business and financial results. Our performance depends, in part, on our ability to pass on cost increases to our customers by raising selling prices and/or offset the impact by improving productivity. Although many of our long-term contracts and non-contractual pricing arrangements with customers permit limited price adjustments to reflect increased raw material costs, such adjustments may not occur quickly enough, or be sufficient to prevent a materially adverse effect on net income

FORM 10-K SONOCO 2013 ANNUAL REPORT	9

and cash flow. Furthermore, we may not be able to improve productivity or realize sufficient savings from our cost reduction initiatives to offset the impact of increased costs.

Some of our manufacturing operations require the use of substantial amounts of electricity and natural gas, which may be subject to significant price increases as the result of changes in overall supply and demand and the impacts of legislation and regulatory action. We forecast and monitor energy usage, and, from time to time, use commodity futures or swaps in an attempt to reduce the impact of energy price increases. However, we cannot guarantee success in these efforts, and we could suffer adverse effects to net income and cash flow should we be unable to either offset or pass higher energy costs through to our customers in a timely manner or at all.

Supply shortages or disruptions in our supply chains could affect our ability to obtain timely delivery of materials, equipment and supplies from our suppliers, and, in turn, adversely affect our ability to supply products to our customers. Such disruptions could have a material adverse effect on our business and financial results.

We may not be able to identify suitable acquisition candidates, which could limit our potential for growth.

We have made numerous acquisitions in recent years, and may actively seek new acquisitions that management believes will provide meaningful opportunities for growth. However, we may not be able to identify suitable acquisition candidates or complete acquisitions on acceptable terms and conditions. Other companies in our industries have similar investment and acquisition strategies to ours, and competition for acquisitions may intensify. If we are unable to identify acquisition candidates that meet our criteria, our potential for growth may be restricted.

We may encounter difficulties in integrating acquisitions, which could have an adverse impact on our financial condition and operating results.

Acquired businesses may not achieve the expected levels of revenue, profitability or productivity, or otherwise perform as expected, and acquisitions may involve significant cash expenditures, debt incurrence, operating losses, and expenses that could have a material adverse effect on our financial condition and operating results. Acquisitions also involve special risks, including, without limitation, the potential assumption of unanticipated liabilities and contingencies, and the challenges of effectively integrating acquired businesses. While management believes that acquisitions will improve our competitiveness and profitability, no assurance can be given that acquisitions will be successful or accretive to earnings. If actual performance in an acquisition falls significantly short of the projected results, or the assessment of the relevant facts and circumstances was inaccurate or changes, it is possible that a noncash impairment charge of any related goodwill would be required.

We may encounter difficulties restructuring operations or closing or disposing of facilities.

We are continuously seeking the most cost-effective means and structure to serve our customers and to respond to changes in our markets. Accordingly, from time to time, we have, and are likely to again close higher-cost facilities, sell non-core assets and otherwise restructure operations in an effort to improve cost competitiveness and profitability. As a result, restructuring and divestiture costs have been, and are expected to be, a recurring component of our operating costs, and may vary significantly from year to year depending on the scope of such activities. Divestitures and restructuring may also result in significant financial charges for the write-off or impairment of assets, including goodwill and other intangible assets. Furthermore, such activities may divert the attention of management, disrupt our ordinary operations, or result in a reduction in the volume of products produced and sold. There is no guarantee that any such activities will achieve our goals, and if we cannot successfully manage the associated risks, our financial position and results of operations could be adversely affected.

We face intense competition, and failure to compete effectively can have an adverse effect on our operating results.

We sell our products in highly competitive markets. We regularly bid for new and continuing business, and being a responsive, high-quality, low-cost producer is a key component of effective competition. The loss of business from our larger customers, customer changes to alternative forms of packaging, or renewal of business with less favorable terms can have a significant adverse effect on our operating results.

We are subject to costs and liabilities related to environmental, health and safety, and corporate social responsibility laws and regulations that could adversely affect operating results.

We must comply with extensive laws, rules and regulations in the United States and in each of the countries in which we do business regarding the environment, health and safety, and corporate social responsibility. Compliance with these laws and regulations can require significant expenditures of financial and employee resources.

Federal, state, provincial, foreign and local environmental requirements, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), and particularly those relating to air, soil and water quality, handling, discharge, storage and disposal of a variety of substances, and climate change are significant factors in our business and generally increase our costs of operations. We may be found to have environmental liability for the costs of remediating soil or water that is, or was, contaminated by us or a third party at various sites that we now, or previously, owned, used or operated. Legal proceedings may result in the imposition of fines or penalties, as well as mandated remediation programs, that require substantial, and in some instances, unplanned capital expenditures.

We have incurred in the past, and may incur in the future, fines, penalties and legal costs relating to environmental matters, and costs relating to the damage of natural resources, lost property values and toxic tort claims. We have made expenditures to comply with environmental regulations and expect to make additional expenditures in the future. As of December 31, 2013, approximately $73 million was reserved for environmental liabilities. Such reserves are established when it is considered probable that we have some liability. However, because the extent of potential environmental damage, and the extent of our liability for the damage, is usually difficult to assess and may only be ascertained over a long period of time, our actual liability in such cases may end up being substantially higher than the currently reserved amount. Accordingly, additional charges could be incurred that would have a material adverse effect on operating results and financial position.

10

Many of our products come into contact with the food and beverages they package, and therefore we are subject to risks and liabilities related to health and safety matters in connection with those products.

Recently adopted disclosure regulations relating to the use of “conflict minerals” sourced from the Democratic Republic of the Congo and adjoining countries could affect the sourcing, availability and cost of materials used in the manufacture of some of our products. We will also incur costs associated with supply chain due diligence, and, if applicable, potential changes to products, processes or sources of supply as a result of such due diligence. Because our supply chain is complex, we may also face reputation risk with our customers and other stakeholders if we are unable sufficiently to verify the origins of all such minerals used in our products.

Changes to laws and regulations dealing with environmental, health and safety, and corporate social responsibility issues are made or proposed with some frequency, and some of the proposals, if adopted, might, directly or indirectly, result in a material reduction in the operating results of one or more of our operating units. However, any such changes are uncertain, and we cannot predict the amount of additional capital expenditures or operating expenses that could be necessary for compliance.

Changes in pension plan assets or liabilities may reduce operating results and shareholders’ equity.

We sponsor various defined benefit plans worldwide, and have an aggregate projected benefit obligation for these plans of approximately $1.6 billion. The difference between defined benefit plan obligations and assets (the funded status of the plans) significantly affects the net periodic benefit costs and the ongoing funding requirements of the plans. Among other factors, changes in discount rates and lower-than-expected actual investment returns could substantially increase our future plan funding requirements and have a negative impact on our results of operations and cash flows. We have total assets of approximately $1.3 billion funding a portion of the projected benefit obligations of the plans, which consist primarily of mutual funds, common stocks and debt securities and also include alternative investments such as interests in real estate funds and hedge funds. If the performance of these assets does not meet our assumptions or discount rates decline, the underfunding of the plans may increase and we may have to contribute additional funds to these plans, and our pension expense may increase, which could adversely affect operating results and shareholders’ equity.

We may not be able to develop new products acceptable to the market.

For many of our businesses, organic growth depends on product innovation, new product development and timely response to constantly changing consumer demands and preferences. Sales of our products and services depend heavily on the volume of sales made by our customers to consumers. Consumer preferences for products and packaging formats are constantly changing based on, among other factors, cost, convenience, and health, environmental and social concerns and perceptions. Failure to develop new or better products in response to changing consumer preferences in a timely manner may hinder our growth potential and affect our competitive position, and adversely affect our business and results of operations.

We, or our customers, may not be able to obtain necessary credit or, if so, on reasonable terms.

We have outstanding $0.9 billion of debentures. We also operate a $350 million commercial paper program, supported by a five-year bank credit facility of an equal amount committed by a syndicate of eight banks until October 2017. If we were prevented from issuing commercial paper, we have the contractual right to draw funds directly on the underlying bank credit facility. We believe that the lenders have the ability to meet their obligations under the facility. However, if these obligations were not met, we may be forced to seek more costly or cumbersome forms of credit. Should such credit be unavailable for an extended time, it would significantly affect our ability to operate our business and execute our plans. In addition, our customers may experience liquidity problems as a result of a negative change in the economic environment, including the ability to obtain credit, that could limit their ability to purchase our products and services or satisfy their existing obligations.

Our credit ratings are important to our ability to issue commercial paper at favorable rates of interest. A downgrade in our credit rating could increase our cost of borrowing.

Certain of our debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires us to maintain a minimum level of interest coverage, and a minimum level of net worth. Although we were substantially above these minimum levels at December 31, 2013, these restrictive covenants could adversely affect our ability to engage in certain business activities that would otherwise be in our best long-term interests.

Our indebtedness could adversely affect our cash flow, increase our vulnerability to economic conditions, and limit or restrict our business activities.

A significant portion of our cash flow must be used to service our indebtedness, and therefore is not available to be used in our business. Our ability to generate cash flow is subject to general economic, financial, competitive, legislative, regulatory, and other factors that may be beyond our control. Our indebtedness could have a significant impact on us, including, but not limited to:

•  increasing our vulnerability to general adverse economic and industry conditions;

•  requiring us to dedicate a significant portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, acquisitions and capital expenditures, and for other general corporate purposes;

•  limiting our flexibility in planning for, or reacting to, changes in our business and our industry;

•  restricting us from making strategic acquisitions or exploiting business opportunities; and

•  limiting our ability to borrow additional funds.

Currency exchange rate fluctuations may reduce operating results and shareholders’ equity.

Fluctuations in currency exchange rates can cause translation, transaction and other losses that can unpredictably and adversely affect our consolidated operating results. Our reporting currency is the U.S. dollar. However, as a result of operating globally, a portion of our consolidated net sales, costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. In our consolidated financial statements, we translate the local currency

FORM 10-K SONOCO 2013 ANNUAL REPORT	11

financial results of our foreign operations into U.S. dollars based on their respective exchange rates. Depending on the direction, changes in those rates will either increase or decrease operating results and balances as reported in U.S. dollars. Although we monitor our exposures and, from time to time, may use forward currency contracts to hedge certain forecasted currency transactions or foreign currency denominated assets and liabilities, this does not insulate us completely from foreign currency fluctuations and exposes us to counterparty risk of nonperformance.

There are also ongoing concerns about the stability of the euro and its continued viability as a single European currency. If individual countries were to revert, or threaten to revert, to their former local currencies, euro-denominated assets could be significantly devalued. In addition, a dislocation or dissolution of the euro could cause significant volatility and disruption in the global economy, which could adversely impact our business, including the demand for our products, the availability and cost of supplies and materials and our ability to obtain financing at reasonable costs.

We rely on our information technology and its failure or disruption could disrupt our operations, compromise customer, employee, vendor and other Company data, and adversely affect our results of operations.

We rely on the successful and uninterrupted functioning of our information technologies to securely manage operations and various business functions, and we rely on various technologies to process, store and report information about our business, and to interact with customers, vendors and employees around the world. As with all large systems, our information technology systems may be susceptible to damage, disruption or shutdown due to power outages, failures during the process of upgrading or replacing software, hardware failures, computer viruses, cyber attacks, catastrophic events, telecommunications failures, user errors, unauthorized access, and malicious or accidental destruction of information or functionality. We also maintain and have access to sensitive, confidential or personal data or information that is subject to privacy and security laws, regulations and customer controls. Despite our efforts to protect such sensitive, confidential or personal data or information, our facilities and systems and those of our customers and third-party service providers may be vulnerable to security breaches, misplaced or lost data, and programming and/or user errors that could lead to the compromising of sensitive, confidential or personal data or information.

Information system damages, disruptions, shutdowns or compromises could result in production downtimes and operational disruptions, transaction errors, loss of customers and business opportunities, legal liability, regulatory fines, penalties or intervention, reputational damage, reimbursement or compensatory payments, and other costs, any of which could have a material adverse affect on our business, financial position and results of operations. Although we attempt to mitigate these risks by employing a number of measures, our systems, networks, products, and services remain potentially vulnerable to advanced and persistent threats.

We have a significant amount of goodwill and other intangible assets and a write down would negatively impact operating results and shareholders’ equity.

At December 31, 2013, the carrying value of our goodwill and intangible assets was over $1.3 billion. We are required to evaluate our goodwill amounts annually, or more frequently when evidence of potential impairment exists. The impairment test requires us to analyze a number of factors that require judgment. Future changes in the cost of capital, expected cash flows, changes in our business strategy, and external market conditions, among other factors, could require us to record an impairment charge for goodwill, which could lead to decreased assets and reduced net income. If a significant write down were required, the charge could have a material adverse effect on our operating results and shareholders’ equity.

Our ability to attract, develop and retain talented executives, managers and employees is critical to our success.

Our ability to attract, develop and retain talented employees, including executives and other key managers, is important to our business. The experience and industry contacts of our management team and other key personnel significantly benefit us, and we need expertise like theirs to carry out our business strategies and plans. We also rely on the specialized knowledge and experience of certain key technical employees. The loss of these key officers and employees, or the failure to attract and develop talented new executives, managers and employees, could have a materially adverse effect on our business. Effective succession planning is also important to our long-term success, and failure to ensure effective transfer of knowledge and smooth transitions involving key officers and employees could hinder our strategic planning and execution.

Full realization of our deferred tax assets may be affected by a number of factors.

We have deferred tax assets, including U.S. and foreign operating loss carryforwards, capital loss carryforwards, employee and retiree benefit items, and other accruals not yet deductible for tax purposes. We have established valuation allowances to reduce those deferred tax assets to an amount that is more likely than not to be realized. Our ability to use these deferred tax assets depends in part upon our having future taxable income during the periods in which these temporary differences reverse or our ability to carry back any losses created by the deduction of these temporary differences. We expect to realize these assets over an extended period. However, if we were unable to generate sufficient future taxable income in the U.S. and certain foreign jurisdictions, or if there were a significant change in the time period within which the underlying temporary differences became taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets, which would increase our effective tax rate which could have a material adverse effect on our reported results of operations.

Our annual effective tax rate and the amount of taxes we pay can change materially as a result of changes in U.S. and foreign tax laws, changes in the mix of our U.S. and foreign earnings, adjustments to our estimates for the potential outcome of any uncertain tax issues, and audits by federal, state and foreign tax authorities.

As a large multinational corporation, we are subject to U.S. federal, state and local, and many foreign tax laws and regulations, all of which are extremely complex and subject to varying interpretations. Changes in these laws or regulations, or any change in the position of taxing authorities regarding their application, administration or interpretation, could have a material adverse effect on our business, consolidated financial condition or results of our operations.

12

Due to widely varying tax rates in the taxing jurisdictions applicable to our business, a change in income generation to higher taxing jurisdictions or away from lower taxing jurisdictions may also have an adverse effect on our financial condition and results of operations.

We make estimates of the potential outcome of uncertain tax issues based on our assessment of relevant risks and facts and circumstances existing at the time, and we use these assessments to determine the adequacy of our provision for income taxes and other tax-related accounts. These estimates are highly judgmental. Although we believe we adequately provide for any reasonably foreseeable outcome related to these matters, future results may include favorable or unfavorable adjustments to estimated tax liabilities, which may cause our effective tax rate to fluctuate significantly.

In addition, our income tax returns are subject to regular examination by domestic and foreign tax authorities. These taxing authorities may disagree with the positions we have taken or intend to take regarding the tax treatment or characterization of any of our transactions. If any tax authorities were successfully to challenge the tax treatment or characterization of any of our transactions, it could have a material adverse effect on our business, consolidated financial condition or results of our operations.

The loss of a key customer, or a reduction in its production requirements could have a significant adverse impact on our sales and profitability.

Each of our segments has large customers, and the loss of any of these could have a significant adverse effect on the segment’s sales and, depending on the magnitude of the loss, our results of operations and financial condition. Although a majority of our customer contracts are long-term, they are terminable under certain circumstances, such as our failure to meet quality, volume, or pricing requirements, and there is no assurance that existing customer relationships will be renewed at the same level of production, or at all, at the end of the contract term. Furthermore, although no one customer accounted for more than 10% of our net sales in 2013, 2012 or 2011, the loss of any of our major customers, a reduction in their purchasing levels or an adverse change in the terms of supply agreements with these customers could reduce our net sales and net income. Continued consolidation of our customers could exacerbate any such loss.

Continuing consolidation of our customer base and suppliers may intensify pricing pressure.

Like us, many of our larger customers have acquired companies with similar or complementary product lines, and many of our customers have been acquired. Additionally, many of our suppliers of raw materials are consolidating. This consolidation of customers and suppliers has increased the concentration of our business with our largest customers, and in some cases, increased pricing pressures. Similarly, consolidation of our larger suppliers has resulted in increased pricing pressures from our suppliers. Further consolidation of customers and suppliers could intensify pricing pressure and reduce our net sales and operating results.

Challenges to, or the loss of our intellectual property rights could have an adverse impact on our ability to compete effectively.

Our ability to compete effectively depends, in part, on our ability to protect and maintain the proprietary nature of our owned and licensed intellectual property. We own a large number of patents on our products, aspects of our products, methods of use and/or methods of manufacturing, and we own, or have licenses to use, all of the material trademark and trade name rights used in connection with the packaging, marketing and distribution of our major products. We also rely on trade secrets, know-how and other unpatented proprietary technology. We attempt to protect and restrict access to our intellectual property and proprietary information by relying on the patent, trademark, copyright and trade secret laws of the U.S. and other countries, as well as non-disclosure agreements. However, it may be possible for a third party to obtain our information without our authorization, independently develop similar technologies, or breach a non-disclosure agreement entered into with us. Furthermore, many of the countries in which we operate do not have intellectual property laws that protect proprietary rights as fully as do laws in the U.S. The use of our intellectual property by someone else without our authorization could reduce or eliminate certain of our competitive advantages, cause us to lose sales or otherwise harm our business. The costs associated with protecting our intellectual property rights could also adversely impact our business.

In addition, we are from time to time subject to claims from third parties suggesting that we may be infringing on their intellectual property rights. If we were held liable for infringement, we could be required to pay damages, obtain licenses or cease making or selling certain products.

Intellectual property litigation, which could result in substantial cost to us and divert the attention of management, may be necessary to protect our trade secrets or proprietary technology or for us to defend against claimed infringement of the rights of others and to determine the scope and validity of others’ proprietary rights. We may not prevail in any such litigation, and if we are unsuccessful, we may not be able to obtain any necessary licenses on reasonable terms or at all. Failure to protect our patents, trademarks and other intellectual property rights may have a material adverse effect on our business, consolidated financial condition or results of operations.

Material disruptions in our business operations could negatively affect our financial results.

Although we take measures to minimize the risks of disruption at our facilities, we may nonetheless from time to time encounter an unforeseen material operational disruption in one of our major facilities, which could negatively impact production and our financial results. Such a disruption could occur as a result of any number of events including but not limited to a major equipment failure, labor stoppages, transportation failures affecting the supply and shipment of materials, disruptions at our suppliers, fire, severe weather conditions and disruptions in utility services. These types of disruptions could materially adversely affect our earnings to varying degrees depending upon the facility, the duration of the disruption, our ability to shift business to another facility or find alternative sources of materials or energy. Any losses due to these events may not be covered by our existing insurance policies or may be subject to certain deductibles.

Item 1B. Unresolved staff comments

There are no unresolved written comments from the SEC staff regarding the Company’s periodic or current 1934 Act reports.

FORM 10-K SONOCO 2013 ANNUAL REPORT	13

Item 2. Properties

The Company’s corporate offices are owned and operated in Hartsville, South Carolina. There are 100 owned and 82 leased facilities used by operations in the Paper and Industrial Converted Products segment, 31 owned and 46 leased facilities used by operations in the Consumer Packaging segment, four owned and 17 leased facilities used by operations in the Display and Packaging segment, and 12 owned and 33 leased facilities used by the Protective Solutions segment. Europe, the most significant foreign geographic region in which the Company operates, has 53 manufacturing locations.

Item 3. Legal proceedings

The Company has been named as a potentially responsible party (PRP) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing agreements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites cannot be determined. As of December 31, 2013 and 2012, the Company had accrued $73.0 million and $75.6 million, respectively, related to environmental contingencies. The Company periodically re-evaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.

Fox River

The Company believes the environmental issues regarding the Fox River, which are discussed in some detail below and in Part I – Item 3 – “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 1, 2013, the portion of which entitled “Fox River” is incorporated herein by reference, currently represent the Company’s greatest loss exposure for alleged environmental liability. The Company also believes that all of its exposure to such liability for the Fox River is contained within its wholly owned subsidiary, U.S. Paper Mills Corp. (U.S. Mills). Accordingly, regardless of the amount of liability that U.S. Mills may ultimately bear, the Company believes its maximum additional pretax loss for Fox River issues will essentially be limited to the equity position of U.S. Mills, which was approximately $94 million at December 31, 2013.

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

On November 13, 2007, the EPA issued a unilateral Administrative Order for Remedial Action pursuant to Section 106 of CERCLA. The order requires U.S. Mills and the seven other respondents jointly to take various actions to cleanup Operable Units (OUs) 2 – 5. The order covers planning and design work as well as dredging and disposing of contaminated sediments and the capping of dredged and less contaminated areas of the river bottom. The order also provides for a $32.5 thousand per day penalty for failure by a respondent to comply with its terms as well as exposing a non-complying respondent to potential treble damages. Even though U.S. Mills has reserved its rights to contest liability for any portion of the work, it is cooperating with the other respondents to comply with the order, although its financial contribution will likely be determined by the lawsuit commenced in June 2008 and discussed below.

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

As of December 31, 2013, U.S. Mills’ environmental reserve for potential liabilities associated with the remediation of OUs 2 – 5 (not including amounts accrued for remediation of the OU 4 hotspot, which at December 31, 2013 was $3.2 million) totaled $48.9 million. Because of the continuing uncertainties in the estimated costs of remediation and continuing uncertainties surrounding U.S. Mills’ allocable share, including a potentially favorable resolution, it is impossible to state with any reasonable degree of confidence that any estimate is a better estimate than the amount recorded. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional pretax exposure to its consolidated financial position beyond what has been reserved is limited to the equity position of U.S. Mills, which was approximately $94 million at December 31, 2013.

The actual costs associated with cleanup of the Fox River site are dependent upon many factors, and it is reasonably possible that total remediation costs could be higher than the current estimates of project costs, which range from $390 million to more than $600 million for OUs 2 – 5. Some, or all, of any costs incurred by U.S. Mills may be subject to recoupment from other parties, but no amounts have been recognized in the financial statements of the Company for any such potential recoveries. Given the stages of remediation, it is possible there could be some additional changes to some elements of the reserve within the next year or thereafter, although that is difficult to predict.

Similarly, U.S. Mills does not have a basis for estimating the possible cost of any natural resource damage claims against it. Accordingly, reserves have not been provided for this potential liability. However, for the entire river remediation project, the lowest estimate in the U.S. Environmental Protection Agency and the Wisconsin Department of Natural Resources’ 2000 report on natural resource damages was $176 million. Nevertheless, the court has ruled, subject to appeal, that natural resource damages are recoverable by U.S. Mills and other PRPs from NCR.

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

Other legal matters

Additional information regarding legal proceedings is provided in Note 14 to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Item 4. Mine safety disclosures

Not applicable.

FORM 10-K SONOCO 2013 ANNUAL REPORT	15

Part II

Item 5. Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

The Company’s common stock is traded on the New York Stock Exchange under the stock symbol “SON.” As of December 31, 2013, there were approximately 63,600 shareholder accounts. Information required by Item 201(d) of Regulation S-K can be found in Part III, Item 12 of this Annual Report on Form 10-K. The following table indicates the high and low sales prices of the Company’s common stock for each full quarterly period within the last two years as reported on the New York Stock Exchange, as well as cash dividends declared per common share:

	High	Low	Cash Dividends
2013
First Quarter	$35.05	$29.75	$0.30
Second Quarter	$35.93	$32.03	$0.31
Third Quarter	$39.80	$34.65	$0.31
Fourth Quarter	$41.82	$37.85	$0.31

2012
First Quarter	$34.83	$31.02	$0.29
Second Quarter	$33.91	$29.57	$0.30
Third Quarter	$31.67	$28.61	$0.30
Fourth Quarter	$32.51	$29.00	$0.30

The Company made the following purchases of its securities during the fourth quarter of 2013:

Issuer purchases of equity securities

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs[2]
09/30/13 – 11/03/13	406,949	$39.43	—	4,867,500
11/04/13 – 12/01/13	4,901	$40.59	—	4,867,500
12/02/13 – 12/31/13	52,383	$41.23	—	4,867,500
Total	464,233	$39.64	—	4,867,500
[1]	A total of 464,233 common shares were repurchased in the fourth quarter of 2013 related to shares withheld to satisfy employee tax withholding obligations in association with the exercise of certain share-based compensation awards. These shares were not repurchased as part of a publicly announced plan or program.
[2]	On April 19, 2006, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. This authorization rescinded all previous existing authorizations and does not have a specific expiration date. During the third quarter of 2013, 132,500 shares were purchased at a cost of $5.1 million; accordingly, at December 31, 2013, a total of 4,867,500 shares remained available for repurchase.

The Company did not make any unregistered sales of its securities during 2013.

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

	Years ended December 31
(Dollars and shares in thousands except per share data)	2013	2012	2011	2010	2009
Operating Results
Net sales	$4,848,092	$4,786,129	$4,498,932	$4,124,121	$3,597,331
Cost of sales and operating expenses	4,461,759	4,406,212	4,139,626	3,761,945	3,317,744
Restructuring/Asset impairment charges	25,038	32,858	36,826	23,999	26,801
Interest expense	59,913	64,114	41,832	37,413	40,992
Interest income	(3,187)	(4,129)	(3,758)	(2,307)	(2,427)
Loss from the early extinguishment of debt	—	—	—	48,617	—
Income before income taxes	304,569	287,074	284,406	254,454	214,221
Provision for income taxes	96,203	103,759	78,423	64,485	66,818
Equity in earnings of affiliates, net of tax	(12,029)	(12,805)	(12,061)	(11,505)	(7,742)
Net income	220,395	196,120	218,044	201,474	155,145
Net (income)/loss attributable to noncontrolling interests	(1,282)	(110)	(527)	(421)	(3,663)
Net income attributable to Sonoco	$219,113	$196,010	$217,517	$201,053	$151,482
Per common share
Net income attributable to Sonoco:
Basic	$2.14	$1.93	$2.15	$1.98	$1.50
Diluted	2.12	1.91	2.13	1.96	1.50
Cash dividends	1.23	1.19	1.15	1.11	1.08
Weighted average common shares outstanding:
Basic	102,577	101,804	101,071	101,599	100,780
Diluted	103,248	102,573	102,173	102,543	101,029
Actual common shares outstanding at December 31	102,147	100,847	100,211	100,510	100,149
Financial Position
Net working capital	$511,249	$455,661	$467,958	$376,867	$190,934
Property, plant and equipment, net	1,021,920	1,034,906	1,013,622	944,136	926,829
Total assets	3,979,291	4,176,065	3,992,799	3,281,014	3,062,580
Long-term debt	946,257	1,099,454	1,232,966	603,941	462,743
Total debt	981,458	1,373,062	1,286,632	620,890	580,796
Total equity	1,725,325	1,503,214	1,425,408	1,507,693	1,380,630
Current ratio	1.6	1.4	1.6	1.5	1.2
Total debt to total capital[1]	36.3%	47.7%	47.4%	29.2%	29.6%

[1]	Calculated as total debt divided by the sum of total debt and total equity.

FORM 10-K SONOCO 2013 ANNUAL REPORT	17

Item 7. Management’s discussion and analysis of financial condition and results of operations

General overview

Sonoco is a leading manufacturer of consumer and industrial packaging products and provider of packaging services with 335 locations in 33 countries. The Company’s operations are organized, managed and reported in four segments, Consumer Packaging, Paper and Industrial Converted Products, Protective Solutions and Display and Packaging. Generally, the Company serves two broad end-use markets, consumer and industrial, which, period to period, can exhibit different economic characteristics from each other. Geographically, approximately 67% of sales are generated in the United States, 16% in Europe, 6% in Canada and 11% in other regions.

Beginning in the fourth quarter of 2012, the Company changed the names of two of its segments. The segment previously referred to as Protective Packaging is now called Protective Solutions and the segment previously referred to as Packaging Services is now called Display and Packaging. There were no changes in the composition of either segment.

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

Financially, the Company’s objective is to deliver average annual double-digit total returns to shareholders over time. To meet that target, the Company focuses on three major areas: driving profitable sales growth, improving margins and leveraging the Company’s strong cash flow and financial position. Operationally, the Company’s goal is to be the acknowledged leader in high-quality, innovative, value-creating packaging solutions within targeted customer market segments.

Over the next three to four years, the Company aspires to grow sales to between $5.5 and $6.0 billion, increase base earnings per share annually by 8% to 10% and increase return on net assets employed to 11%, or more. Achieving these goals will be difficult in the current low-growth environment. The Company’s expected growth drivers continue to be organic sales growth, including new product sales, expansion in emerging international markets and strategic acquisitions.

The Company’s plan to improve margins focuses on leveraging fixed costs, improving productivity, and maintaining a positive price/cost relationship (raising selling prices at least enough to recover inflation in material, energy and freight costs).

Use of Non-GAAP financial measures

To assess and communicate the financial performance of the Company, Sonoco management uses, both internally and externally, certain financial performance measures that are not in conformance with generally accepted accounting principles (“non-GAAP” financial measures). These non-GAAP financial measures reflect the Company’s GAAP operating results adjusted to remove amounts relating to restructuring initiatives, asset impairment charges, environmental charges, acquisition-related costs, excess property insurance recoveries, and certain other items, if any, the exclusion of which management believes improves the period-to-period comparability and analysis of the underlying financial performance of the business. The adjusted non-GAAP results are identified using the term “base,” for example, “base earnings.”

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

Reconciliations of GAAP to base results are presented on pages 21 and 22 in conjunction with management’s discussion and analysis of the Company’s results of operations. Whenever reviewing a non-GAAP financial measure, readers are encouraged to review the related reconciliation to fully understand how it differs from the related GAAP measure.

2013 overview and 2014 outlook

Sonoco delivered on many of its financial and operational commitments in 2013, while launching an effort to re-envision the Company to achieve future accelerated growth. The Company delivered record sales, gross profits and cash flow from operations in 2013, while free cash flow more than doubled. (Free cash flow is defined as cash flow from operations minus net capital expenditures and cash dividends. Net capital expenditures is defined as capital expenditures minus proceeds from the disposal of capital assets.)

Despite economic weakness in Europe, slowing emerging markets and higher pension and other operating costs, Sonoco’s base earnings grew nearly 5 percent and we were able to significantly improve our balance sheet by reducing debt along with pension and post-retirement liabilities. Also during the year, we began to strategically align our diversified organization to facilitate the design and delivery of 360-degree Customized Solutions™ to our customers. The intent of this strategy is to grow the business by leveraging the Company’s broad range of capabilities in conceptualization, design, creation, testing, prototyping, manufacturing, supply chain integration, marketing, graphics management and sustainability services and support to provide customers the ability, in one stop, to efficiently construct a complete solution that best fits their needs.

Key expectations for 2013 were that overall volumes would increase by around 1.5%, price/cost would be relatively flat, and productivity would improve and more than offset inflation in labor and other costs. Companywide volume was up in line with expectations while an overall positive price/cost relationship was offset by inflation exceeding moderately strong productivity gains. Consolidated gross profit margin increased 40 basis points in 2013 to 18.0%, reflecting the improved productivity and positive price/cost relationship.

Pension and postretirement benefit expenses were significantly higher in 2013. The aggregate unfunded position of the Company’s various defined benefit plans decreased from $479 million at December 31, 2012, to $270 million at the end of 2013. This decrease was largely driven by the impact of higher discount rates and better than assumed returns on plan assets. In addition, contributions totaling $42 million were made to the plans in 2013.

In late 2012, the Company initiated the repatriation of approximately $260 million of accumulated offshore cash which was received in the first quarter of 2013 and used to pay down outstanding debt.

The effective tax rate on base earnings ended the year two percentage points lower than expectations and one point lower than the prior year; however, the rate on GAAP earnings was more than 4 points lower than 2012, primarily due to tax expense recorded last year in connection with the repatriation of accumulated offshore cash.

The Company generated $538 million in cash from operations during 2013, compared with $404 million in 2012. The majority of the year-over-year increase is attributable to higher earnings, lower pension contributions, lower income tax payments, and a reduction in the amount of cash used to fund working capital.

Outlook

Entering 2014, the Company continues to be cautious regarding the future pace and sustainability of the global economic recovery. Accordingly, management is focused on selectively pursuing opportunities to grow its businesses, optimizing operations and developing cost-management contingency plans in the event business should unexpectedly weaken. The majority of the Company’s targeted growth projects fall within its Consumer Packaging and Protective Solutions segments or emerging markets.

Management expects 2014 overall volume to increase approximately 2%, reflecting its assumption that the economic recovery will continue at a modest pace. However, volume in the Protective Solutions segment is expected to increase more than 5% driven largely by new and expanded business in the automotive and life science markets. Price/cost is expected to be relatively flat with average prices paid for recovered paper expected to increase approximately 9% and steel tinplate approximately 3%. Prices for plastic resins and film are projected to be largely unchanged and up slightly for energy and freight. Manufacturing productivity is expected to be strong enough to more than offset inflation in labor and other costs. As a result, management expects to see moderate improvements in overall gross profit and base EBIT margins.

Management’s outlook for 2014 reflects a $16 million decrease in pension and postretirement benefit plan expenses due largely to the strong 2013 return on plan assets and lower discount rates. Total contributions to the Company’s domestic and international pension and postretirement plans are expected to be approximately $67 million.

The consolidated effective tax rate on base earnings is expected to be approximately 34% in 2014 compared with 31.2% in 2013.

Acquisitions and joint ventures

The Company completed three acquisitions during 2013 at an aggregate cost of $4.0 million in cash. These acquisitions consisted of Imagelinx, a global brand artwork management business in the United Kingdom, a small tube and core business in Australia, and a small recycling broker in the United States. The all-cash purchase price of Imagelinx, including the cost of paying off various obligations, was $3.0 million. The aggregate all-cash purchase prices for the other businesses was $1.0 million. Also during 2013, the Company purchased a minority ownership in a small paper recycling business in Finland. The all cash cost of this investment was $3.6 million.

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

See Note 3 to the Consolidated Financial Statements for further information about acquisition activities.

FORM 10-K SONOCO 2013 ANNUAL REPORT	19

Restructuring and asset impairment charges

Due to its geographic footprint (335 locations in 33 countries) and the cost-competitive nature of its businesses, the Company is constantly seeking the most cost-effective means and structure to serve its customers and to respond to fundamental changes in its markets. As such, restructuring costs have been and are expected to be a recurring component of the Company’s operating costs. The amount of these costs can vary significantly from year to year depending upon the scope and location of the restructuring activities.

The following table recaps the impact of restructuring and asset impairment charges on the Company’s net income for the periods presented (dollars in thousands):

	Year Ended December 31
	2013	2012	2011
Exit costs:
2013 Actions	$11,572	$—	$—
2012 Actions	1,790	18,195	—
2011 and Earlier Actions	3,438	6,236	24,308
Asset impairments:	8,238	8,427	12,518
Total restructuring/asset impairment charges	$25,038	$32,858	$36,826
Income tax benefit	(6,774)	(9,836)	(11,506)
Equity method investments, net of tax	—	22	17
Impact of noncontrolling interests, net of tax	2	116	200
Total impact of restructuring/asset impairment charges, net of tax	$18,266	$23,160	$25,537

During 2013, the Company announced the planned closures of a thermoforming operation in Ireland, a rigid paper packaging plant in the United States, a small tube and core operation in Europe, and a fulfillment service center in the United States. The Company also sold a small corrugated box operation in the United States and realigned its cost structure resulting in the elimination of approximately 120 positions.

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

The Company expects to recognize future additional costs totaling approximately $2.9 million in connection with previously announced restructuring actions. The Company believes that the majority of these charges will be incurred and paid by the end of 2014. As noted above, the Company regularly evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions may be undertaken. Restructuring and asset impairment charges are subject to significant fluctuations from period to period due to the varying levels of restructuring activity and the inherent imprecision in the estimates used to recognize the impairment of assets and the wide variety of costs and taxes associated with severance and termination benefits in the countries in which the Company operates.

See Note 4 to the Consolidated Financial Statements for further information about restructuring activities and asset impairment charges.

Reconciliations of GAAP to non-GAAP financial measures

The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures for each of the years presented:

	For the year ended December 31, 2013
Dollars and shares in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Acquisition Related Cost	Tax Related Adjustments & Other(1)	Base
Income before interest and income taxes	$361,295	$25,038	$484	$(703)	$386,114
Interest expense, net	56,726	—	—	—	56,726
Income before income taxes	$304,569	$25,038	$484	$(703)	$329,388
Provision for income taxes	96,203	6,774	139	(462)	102,654
Income before equity in earnings of affiliates	$208,366	$18,264	$345	$(241)	$226,734
Equity in earnings of affiliates, net of tax	12,029	—	—	—	12,029
Net income	$220,395	$18,264	$345	$(241)	$238,763
Less: Net (income)/loss attributable to noncontrolling interests, net of tax	(1,282)	2	—	—	(1,280)
Net income attributable to Sonoco	$219,113	$18,266	$345	$(241)	$237,483
Per diluted common share	$2.12	$0.18	$—	$—	$2.30
(1)	Consists primarily of excess property insurance settlement gains, partially offset by the impact of the February 2013 devaluation of the Venezuelan bolivar fuerte, and additional tax expense of $279 associated with the repatriation of cash completed in 2013.

	For the year ended December 31, 2012
Dollars and shares in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Acquisition Related Cost	Tax Related Adjustments & Other(2)	Base
Income before interest and income taxes	$347,059	$32,858	$311	$(4,800)	$375,428
Interest expense, net	59,985	—	—	—	59,985
Income before income taxes	$287,074	$32,858	$311	$(4,800)	$315,443
Provision for income taxes	103,759	9,836	99	(12,302)	101,392
Income before equity in earnings of affiliates	$183,315	$23,022	$212	$7,502	$214,051
Equity in earnings of affiliates, net of tax	12,805	22	—	—	12,827
Net income	$196,120	$23,044	$212	$7,502	$226,878
Less: Net (income)/loss attributable to noncontrolling interests, net of tax	(110)	116	—	—	6
Net income attributable to Sonoco	$196,010	$23,160	$212	$7,502	$226,884
Per diluted common share	$1.91	$0.22	$—	$0.08	$2.21
(2)	Consists primarily of property insurance settlement gains totaling $4,800 pretax ($3,289 after tax) on a facility destroyed by fire in 2010 and a facility in Thailand damaged by a flood in 2011, and additional tax expense of $11,744 associated with a planned repatriation of cash.

FORM 10-K SONOCO 2013 ANNUAL REPORT	21

	For the year ended December 31, 2011
Dollars and shares in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Acquisition Related Cost	Tax Related Adjustments & Other(3)	Base
Income before interest and income taxes	$322,480	$36,826	$12,290	$(4,953)	$366,643
Interest expense, net	38,074	—	—	—	38,074
Income before income taxes	$284,406	$36,826	$12,290	$(4,953)	$328,569
Provision for income taxes	78,423	11,506	3,667	13,146	106,742
Income before equity in earnings of affiliates	$205,983	$25,320	$8,623	$(18,099)	$221,827
Equity in earnings of affiliates, net of tax	12,061	17	—	—	12,078
Net income	$218,044	$25,337	$8,623	$(18,099)	$233,905
Less: Net (income)/loss attributable to noncontrolling interests, net of tax	(527)	200	—	—	(327)
Net income attributable to Sonoco	$217,517	$25,537	$8,623	$(18,099)	$233,578
Per diluted common share	$2.13	$0.25	$0.09	$(0.18)	$2.29
(3)	Consists of property insurance settlement gains on a facility destroyed by fire in 2010 totaling $4,953 pretax ($3,130 after tax) and reductions in tax expense from valuation allowance adjustments on deferred tax assets totaling $14,969.

Results of operations – 2013 versus 2012

For 2013, net income attributable to Sonoco was $219.1 million, compared with $196.0 million for 2012. Net income in 2013 was negatively impacted by after-tax restructuring and other charges of $18.4 million, net of gains from property sales and excess property insurance recoveries. In 2012, net income attributable to Sonoco was negatively impacted by after-tax restructuring and acquisition charges of $20.1 million, net of gains from property sales and excess property insurance recoveries, and net income tax charges of $10.8 million relating primarily to the repatriation of accumulated offshore cash.

Base earnings in 2013 were $237.5 million ($2.30 per diluted share), compared with $226.9 million ($2.21 per diluted share) in 2012. This 4.7% year-over-year increase was the result of productivity improvements, modest volume growth and a positive price/cost relationship, partially offset by higher labor, pension, maintenance and other costs.

The consolidated effective tax rate was 31.6%, compared with 36.1% in 2012 and the effective tax rate on base earnings was 31.2%, compared with 32.1% in 2012. The decrease in the GAAP rate was due primarily to a tax charge in 2012 associated with the repatriation of accumulated offshore cash.

Consolidated net sales for 2013 were $4.85 billion, a $62 million, or 1.3%, increase from 2012.

The components of the sales change were:

($ in millions)
Volume/Mix	$68
Selling price	30
Acquisitions/Divestitures	(7)
Currency exchange rate/Other	(29)
Total sales increase	$62

Volume was up in nearly all of the Company’s businesses outside of the Consumer Packaging segment. For the most part, price changes for the Company’s products are driven by changes in the underlying product costs. Of the selling price gains, approximately 70% came in Paper and Industrial Converted Products, where prices increased in response to higher recovered paper prices. The majority of the remaining gains came in the Consumer Packaging segment, primarily reflecting contract price resets to pass through higher paper and tinplate steel costs, and, to a lesser extent, higher film and resin costs. Included in Other is a $31 million reduction due to the Company’s decision to exit the recycled fiber trading business in Europe. Total domestic sales were $3.2 billion, up 2% from 2012 levels. International sales were $1.6 billion, essentially flat with 2012.

Costs and expenses/margins

Cost of sales was up $32.1 million, or 0.8%, from the prior year, which was less than the 1.3% increase in sales reflecting the benefits of higher volume and productivity gains as well as the ability in 2013 for most of our businesses to increase prices in line with or somewhat more than the increases in the direct costs of materials, energy and freight. Gross profit margins improved year over year to 18.0% from 17.6% in the prior year. Higher average market prices for recovered paper increased costs in our industrial businesses, while Consumer Packaging was negatively impacted by higher resin, tinplate steel and other costs. The benefits of positive price/cost and productivity improvements were partially offset by higher labor, pension and other costs.

In 2013, aggregate pension and postretirement expenses increased $9.1 million to $62.0 million, versus $52.9 million in 2012. Approximately 75% of these expenses are reflected in cost of sales, with the balance in selling, general and administrative expenses. The higher expense was primarily the result of higher actuarial loss amortization due to lower discount rates.

Selling, general and administrative expenses increased $23.5 million, or 5.1%, and were 10.0% of sales compared to 9.7% of sales in 2012. The increase as a percent of sales was driven primarily by higher incentive and pension costs with the total dollar increase also reflecting wage and general inflation and higher volume-driven costs such as commissions. Base earnings before interest and income taxes were 8.0% of sales in 2013 compared to 7.8% in 2012, driven by the improved gross profit margins discussed above.

Restructuring and restructuring related asset impairment charges totaled $25.0 million and $32.9 million in 2013 and 2012, respectively. Additional information regarding restructuring actions and impairments is provided in Note 4 to the Company’s Consolidated Financial Statements.

Research and development costs, all of which were charged to expense, were $20.1 million in 2013 and $20.2 million in 2012. Management expects research and development spending in 2014 to remain consistent with these levels.

Net interest expense totaled $56.7 million for the year ended December 31, 2013, compared with $60.0 million in 2012. The decrease was due primarily to lower average debt levels stemming from the repayment of debt using repatriated offshore cash in early 2013.

Reportable segments

Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Consolidated Statements of Income, are comprised of the following:

($ in millions)	2013	2012	% Change
Segment operating profit
Consumer Packaging	$187.1	$176.8	5.9%
Paper and Industrial Converted Products	138.1	141.4	(2.3)%
Display and Packaging	23.6	18.5	27.6%
Protective Solutions	37.3	38.8	(3.9)%
Restructuring/Asset impairment charges	(25.0)	(32.9)	(23.8)%
Acquisition-related costs	(0.5)	(0.3)	55.6%
Property insurance gains	0.7	4.8	(85.3)%
Consolidated operating profits	$361.3	$347.1	4.1%

Segment results viewed by Company management to evaluate segment performance do not include restructuring charges, asset impairment charges, acquisition-related charges, specifically identified tax adjustments, and certain other items, if any, the exclusion of which the Company believes improves comparability and analysis. Accordingly, the term “segment operating profits” is defined as the segment’s portion of “Income before interest and income taxes” excluding those items. General corporate expenses, with the exception of restructuring charges, asset impairment charges, acquisition-related charges, net interest expense and income taxes, have been allocated as operating costs to each of the Company’s reportable segments.

See Note 16 to the Company’s Consolidated Financial Statements for more information on reportable segments.

Consumer Packaging

($ in millions)	2013	2012	% Change
Trade sales	$1,893.5	$1,912.6	(1.0)%
Segment operating profits	187.1	176.8	5.9%
Depreciation, depletion and amortization	74.1	75.6	(1.9)%
Capital spending	48.8	58.3	(16.3)%

Sales decreased year over year primarily due to lower volume in rigid paper and plastic containers, a significant driver of which was lower demand for our customers’ products, partially offset by gains in flexible packaging. Demand for certain of the company’s metal-end products declined due to customer transitions to other formats and insourcing. In addition, demand for certain of the segment’s products, particularly those used for frozen food, declined as the effect of higher agricultural commodity costs on retail prices weighed down consumer spending on packaged food. Selling prices were mixed, but slightly higher for the segment as whole. Prices were higher in both rigid paper and plastic containers, reflecting the pass through of higher costs relative to the prior year. The benefit to trade sales of higher selling prices was largely offset by the impact of foreign exchange rates. Domestic sales were approximately $1,477 million, up 0.8%, or $12 million, from 2012, while international sales were approximately $417 million, down 7.0%, or $31 million, from 2012.

Segment operating profits increased by $10.3 million year over year and operating profit margins increased to 9.9% from 9.3% in 2012. The increase in segment operating profits was largely driven by strong manufacturing cost productivity improvements, lower fixed costs due to restructuring and cost control actions, and a positive price/cost relationship. These benefits were partially offset by higher pension expense and inflation in labor and other costs. Nearly half of the improvement in segment operating profits was attributable to higher volume and a more profitable mix of business in the Company’s flexible packaging operations. Despite lower volume, the Company’s thermoformed plastics business saw a significant year-over-year increase in operating profits due to strong productivity improvements and reduced fixed costs.

Significant capital spending in the Consumer Packaging segment included spending on projects to increase rigid paper, flexible packaging, and blowmolding production capacity, numerous productivity projects, and the start up of a new rigid paper manufacturing facility in Poland.

Display and Packaging

($ in millions)	2013	2012	% Change
Trade sales	$523.5	$477.6	9.6%
Segment operating profits	23.6	18.5	27.6%
Depreciation, depletion and amortization	7.9	7.7	3.2%
Capital spending	3.0	3.3	(8.9)%

Trade sales were up $45.9 million year over year, reflecting volume growth in the Company’s U.S. display and packaging and international contract packaging operations along with a positive impact from foreign currency translation. Both domestic and international sales benefited from organic growth with existing customers while higher volumes in U.S. display and packaging also reflect the addition of a major new customer. Domestic sales increased $22 million, or 13.8%, to $184 million, while international sales increased $23 million, or 7.3%, to $339 million.

The increase in segment operating profit was driven by the higher sales volume, partially offset by higher fixed costs incurred to support the major new customer in the U.S. and international growth in Brazil and Poland.

FORM 10-K SONOCO 2013 ANNUAL REPORT	23

Capital spending in the segment included numerous productivity and customer development projects in the United States and capacity expansion in Poland.

Paper and Industrial Converted Products

($ in millions)	2013	2012	% Change
Trade sales	$1,858.9	$1,840.8	1.0%
Segment operating profits	138.1	141.4	(2.3)%
Depreciation, depletion and amortization	82.4	83.3	(1.1)%
Capital spending	88.6	112.3	(21.1)%

Higher selling prices, primarily due to higher average market costs for old corrugated containers (OCC), and higher volumes in the majority of the segment’s operations accounted for nearly all of the reported increase in segment trade sales. Partially offsetting these gains was a $31 million reduction in trade sales due to the Company’s decision to exit its European recycled fiber trading business. Due to relatively low margins, this decision had little effect on segment operating profits. Most of the segment’s volume gains occurred in its North American paper and recycling operations and Asian tube and core operations. These gains were partially offset by lower reels volume and the impact of exchange rates. Volume in reels decreased on lower demand for steel reels due to a variety of factors that worked to reduce capital spending by the Company’s customers, one-time orders in 2012 that did not repeat, and a weaker market for nailed wood reels; reels market share is estimated to have remained flat year over year. Total domestic sales in the segment increased $45 million, or 4.4%, to $1,064 million while international sales decreased $27 million, or 3.3%, to $795 million, with approximately $9 million of the decrease a result of unfavorable foreign exchange rate changes.

Segment operating profit decreased year over year as higher labor, incentives, pension and other costs more than offset higher volume, improved productivity and a modest overall positive price/cost relationship. Operating profit improvements in North American paper and recycling and Asian converted products were largely offset by operating profit declines in North American tubes and cores and South American paper and converted products as well as higher segment overhead costs. Despite the decline in volume, operating profits in reels was flat year over year.

Significant capital spending in the segment included final installation work on the new biomass boiler, the modification of several paper machines, primarily in North America and Europe, and numerous productivity projects. Capital spending in 2013 is net of $21.9 million in tax credits received on the biomass boiler.

Protective Solutions

($ in millions)	2013	2012	% Change
Trade sales	$572.1	$555.0	3.1%
Operating profits	37.3	38.8	(3.9)%
Depreciation, depletion and amortization	33.2	33.8	(1.8)%
Capital spending	20.3	14.8	37.7%

Sales increased year over year primarily due to higher volume in each of the segment’s businesses other than retail security packaging. Most of the volume improvement was driven by increased demand and/or new contracts in the automotive, industrial and appliance packaging product lines. Demand for the Company’s retail security packaging products continued to be weak.

Segment operating profit decreased year over year as an unfavorable change in the mix of business offset the benefit of higher overall volume and productivity gains were not able to fully offset increases in labor and other costs.

Domestic sales decreased $14 million, or 2.7%, to $506 million, while international sales increased $31 million, or 88.6%, to $66 million.

Capital spending in the segment included the start up of a new manufacturing facility in Mexico and numerous productivity and customer development projects.

Financial position, liquidity and capital resources

Cash flow

Operating activities

Cash flow from operations totaled $538.0 million in 2013 and $403.9 million in 2012, a year-over-year increase of $134.1 million. Higher year-over-year net income and non-cash pension and postretirement plan expenses increased operating cash flows by $33.4 million, while lower year-over-year pension and postretirement plan contributions accounted for an additional increase of $33.1 million. Changes in working capital levels also had a significant effect on year-over-year cash flows. Trade accounts receivable provided $1.0 million less cash in 2013 compared with 2012 as the level of business activity in the latter part of each year was relatively similar. Increases in inventory used $32.8 million of operating cash flow in 2013, compared with providing $16.2 million of cash in 2012, a year-over-year decrease in operating cash flows of $49.0 million. During the fourth quarter of 2013, some of the Company’s businesses increased raw material inventory levels to take advantage of favorable raw material pricing and/or built inventories in preparation for expected first-quarter demand, whereas the provision of cash in 2012 was a result of lower year-over-year inventory levels at December 31, 2012 resulting from inventory reduction initiatives in place at that time. Accounts payable provided $65.9 million of cash in 2013 compared with a $16.0 million use of cash in 2012, a year-over-year increase in operating cash flows of $81.9 million. Accounts payable increases during 2013 were directly related to the inventory purchases in the fourth quarter and a lower year-over-year decrease in business activity during the fourth quarter in some of our businesses. Changes in Deferred Taxes provided $37.2 million of cash in 2013 compared with $19.0 million in 2012. This year-over-year change of $18.2 million resulted primarily from an increase in the exercise of share-based compensation awards and the benefit of accelerated depreciation on the new biomass boiler in Hartsville, South Carolina, and other fixed assets placed into service in 2013.

Cash flow from operating activities totaled $403.9 million in 2012 and $245.3 million in 2011, a year-over-year increase of $158.6 million. Lower pension and postretirement plan contributions accounted for approximately $67.0 million of the increase. Changes in working capital levels also had a significant effect on year-over-year cash flows. Trade accounts receivable added $1.2 million to operating cash flows in 2012 as business activity was relatively flat the latter part of 2012 compared with 2011. Trade accounts receivable used $52.5 million in 2011, for a year-over-year change of

24

$53.7 million, reflecting significantly higher business activity in the latter part of 2011 compared with 2010. The Company’s ongoing inventory reduction initiatives provided $16.2 million of operating cash flow in 2012, compared with $3.4 million in 2011, a change of $12.8 million. Other assets and liabilities added $10.2 million to operating cash flow in 2012, compared with using $14.3 million in 2011, a change of $24.5 million. The majority of this change related to non-trade receivables (business interruption insurance claims and value added tax) that were recorded in 2011 and converted to cash in 2012.

Investing activities

Cash flow used by investing activities was $169.5 million in 2013, compared with $183.4 million in 2012. Capital spending was $172.4 million in 2013, compared with $214.9 million in 2012, a decrease of $42.5 million, due largely to the December 2013 completion of the biomass boiler project at our Hartsville manufacturing complex and the receipt of federal tax credit incentives related to the project which reduced our net cash outlay by $21.9 million. The favorable impact of the lower capital spending was partially offset by a $21.5 million year-over-year decrease in proceeds from the sale of assets as the prior year included proceeds from the sale of several facilities that had been closed as part of restructuring initiatives and insurance proceeds from casualty losses. Cash paid for acquisitions totaled $4.0 million in 2013 versus $0.5 million paid in the prior year. In addition, the Company paid $3.6 million in 2013 for a minority interest in a European recycling business. Capital spending is expected to total approximately $185 million in 2014.

Cash flow used by investing activities was $183.4 million in 2012, compared with $729.2 million in 2011. This decrease was due primarily to lower year-over-year acquisition spending. The Company acquired Tegrant in November 2011 at a cost of $550 million and completed several smaller acquisitions during 2011 at a total cost of $16.9 million. Acquisition spending in 2012 was limited to a $0.5 million payment for the finalization of the Tegrant purchase. Capital spending increased to $214.9 million in 2012 from $173.4 million in 2011 due in part to the continuation of work on the biomass boiler project in Hartsville. Proceeds from the sale of assets increased year over year by $20.8 million reflecting the sales of several facilities that had been closed as part of restructuring initiatives and insurance proceeds from casualty losses.

Financing activities

Net cash used by financing activities totaled $515.1 million in 2013, compared with $27.4 million in 2012, an increased use of cash of $487.7 million. Net debt repayments used $388.4 million of cash in 2013, compared with net debt borrowings having provided $85.7 million of cash in 2012, an increased use of cash of $474.1 million. The Company repatriated approximately $260 million of cash from its foreign subsidiaries in 2013, using the proceeds to pay off the $135 million balance of a term loan entered into in November 2011 to fund the Tegrant acquisition and the remainder to pay down commercial paper. In addition the Company utilized $117.7 million of cash on hand to fund the repayment of its 6.5% debentures upon their maturity in November 2013. Cash dividends increased 4.2% to $124.8 million in 2013 compared to $119.8 million in 2012. Net proceeds from the exercise of stock awards totaled $15.8 million in 2013, compared with $9.7 million in 2012, and the excess tax benefit of share-based compensation totaled $12.5 million in 2013, compared with $2.7 million in 2012. Additionally, shares acquired used $27.2 million of cash in 2013 compared to $4.2 million in 2012. The change resulted from a year-over-year increase in exercises of share-based compensation and $5.1 million used in 2013 to repurchase shares under an outstanding authorization.

Net cash (used) provided by financing activities totaled $(27.4) million in 2012, compared with $507.5 million in 2011, a change of $(534.9) million. Net borrowings increased $85.7 million in 2012, compared with $660.9 million in 2011. The prior year included an increase in debt to fund the $550 million acquisition of Tegrant. Cash dividends increased 4.2% to $119.8 million in 2012 from $115.0 million in 2011. The Company completed an announced stock buyback of its common shares during 2011. Accordingly, share repurchases were lower in 2012 than in 2011 resulting in a favorable year-over-year change of $45.3 million.

Current assets decreased year over year by $(142.0) million to $1,357.9 million at December 31, 2013. The decrease resulted primarily from the previously mentioned repatriation of cash from foreign subsidiaries in 2013, the proceeds of which were used to pay down debt. Current liabilities decreased year over year by $(187.6) million to $856.6 million at December 31, 2013, primarily due to the debt repayments. The Company’s current ratio was 1.6 and 1.4 at December 31, 2013 and 2012, respectively.

Contractual obligations

The following table summarizes contractual obligations at December 31, 2013:

	Payments Due In
($ in millions)	Total	2014	2015-2016	2017-2018	Beyond 2018	Uncertain
Debt obligations	$981.5	$35.2	$78.7	$3.4	$864.2	$—
Interest payments[1]	1,075.6	56.9	111.5	104.3	802.9	—
Operating leases	176.8	42.2	66.1	33.9	34.6	—
Income tax contingencies[2]	24.9	—	—	—	—	24.9
Purchase obligations[3]	328.6	70.0	131.9	92.6	34.1	—
Total contractual obligations[4]	$2,587.4	$204.3	$388.2	$234.2	$1,735.8	$24.9
[1]	Includes interest payments on outstanding fixed-rate, long-term debt obligations, as well as financing fees on the backstop line of credit.
[2]	Due to the nature of this obligation, the Company is unable to estimate the timing of the cash outflows. Includes gross unrecognized tax benefits of $28.8, plus accrued interest associated with the unrecognized tax benefit of $4.1, adjusted for the deferred tax benefit associated with the future deduction of unrecognized tax benefits and the accrued interest of $6.6 and $1.4, respectively.

FORM 10-K SONOCO 2013 ANNUAL REPORT	25

[3]	Includes only long-term contractual commitments. (Does not include short-term obligations for the purchase of goods and services used in the ordinary course of business.)
[4]	Excludes potential cash funding requirements of the Company’s retirement plans and retiree health and life insurance plans.

Capital resources

The Company’s cash balances are held in numerous locations throughout the world. At December 31, 2013 and 2012, approximately $163.4 million and $346.7 million, respectively, of the Company’s reported cash and cash equivalents balances of $217.6 million and $373.1 million, respectively, were held outside of the United States by its foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. Under current law, cash repatriated to the U.S. is subject to federal income taxes, less applicable foreign tax credits. As the Company enjoys ample domestic liquidity through a combination of operating cash flow generation and access to bank and capital markets borrowings, we have generally considered our offshore cash balances to be indefinitely invested outside the United States and, accordingly, had not provided for U.S. federal tax liability on these amounts for financial reporting purposes. The Company repatriated $260 million of its offshore cash early in 2013, utilizing the cash to pay down existing debt. This repatriation primarily represented a return of capital rather than a repatriation of earnings. The transactions to repatriate these funds were initiated in late 2012 and, accordingly, the Company recognized U.S. federal tax expense on these amounts in its 2012 financial statements. The Company currently has no plans to repatriate other cash balances held outside the United States. However, if such other balances were to be repatriated, additional U.S. federal income tax payments could result. Computation of the potential deferred tax liability associated with unremitted earnings deemed to be indefinitely reinvested is not practicable. The Company utilizes a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations where it is needed.

Under Internal Revenue Service rules, U.S. corporations may borrow funds from foreign subsidiaries for up to 30 days without unfavorable tax consequences. The Company has utilized this rule at various times in prior years to temporarily access offshore cash in lieu of issuing commercial paper. The Company did not access any offshore cash under these rules in 2013. However, depending on its immediate offshore cash needs, the Company may choose to access such funds again in the future as allowed under the rule.

The Company currently operates a $350 million commercial paper program, supported by a committed bank credit facility of the same amount. In October 2012, the Company entered into an amended and restated credit agreement for that facility with a syndicate of eight banks. The bank credit facility is committed through October 2017. If circumstances were to prevent the Company from issuing commercial paper, it has the contractual right to draw funds directly on the underlying bank credit facility. Outstanding commercial paper totaled $0 and $152 million at December 31, 2013 and 2012, respectively.

The Company’s total debt at December 31, 2013, was $981.5 million, a year-over-year decrease of $391.6 million stemming primarily from the repayment of debt. As noted above, the Company repatriated a total of $260 million of accumulated offshore cash in 2013, using $135 million to pay off the balance of a term loan entered into in November 2011 to fund the Tegrant acquisition, and the remainder to pay down commercial paper. In addition, the Company utilized $118 million of available cash on hand to fund the repayment of its 6.5% debentures upon their maturity in November 2013.

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

The Company’s various U.S and international defined benefit pension and postretirement plans were underfunded at the end of 2013 by approximately $270 million. During 2013, the Company contributed approximately $42 million to its benefit plans. The Company anticipates that benefit plan contributions in 2014 will total approximately $67 million. Future funding requirements will depend largely on actual investment returns and future actuarial assumptions. Participation in the U.S. qualified defined benefit pension plan is frozen for salaried and non-union hourly U.S. employees hired on or after January 1, 2004. In February 2009, the plan was further amended to freeze service credit earned effective December 31, 2018. This change is expected to moderately reduce the volatility of long-term funding exposure and expenses.

Total equity increased $222.1 million during 2013 as net income of $220.4 million and other comprehensive income totaling $116.4 million were partially offset by dividend payments of $126.4 million. The primary components of other comprehensive income were a $29.3 million translation loss from the impact of a stronger U.S. dollar on the Company’s foreign investments and a $139.2 million net defined benefit plan adjustment reflecting actuarial gains in the Company’s various defined benefit plans, which resulted primarily from higher discount rates and higher than expected returns on plan assets. Total equity increased $77.8 million during 2012, as net income of $196.1 million was offset by other comprehensive losses totaling $15.0 million and dividend payments of $121.3 million. The primary components of other comprehensive loss were a $25.0 million translation gain from the impact of a weaker U.S. dollar on the Company’s foreign investments and a $(41.5) million net defined benefit plan adjustment reflecting actuarial losses in the Company’s various defined benefit plans, which resulted primarily from lower discount rates partially offset by higher than expected returns on plan assets.

26

The Company’s Board of Directors has authorized the repurchase of up to 5 million shares of the Company’s common stock. During 2013, a total of 132.5 thousand shares were repurchased at a cost of $5.1 million. Accordingly, at December 31, 2013, a total of 4.87 million shares remain available for repurchase. In 2014, the Company intends to repurchase approximately 2 million shares on the open market under this authorization.

Although the ultimate determination of whether to pay dividends is within the sole discretion of the Board of Directors, the Company plans to increase dividends as earnings grow. Dividends per common share were $1.23 in 2013, $1.19 in 2012 and $1.15 in 2011. On February 12, 2014, the Company declared a regular quarterly dividend of $0.31 per common share payable on March 10, 2014, to shareholders of record on February 26, 2014.

Off-balance sheet arrangements

The Company had no material off-balance sheet arrangements at December 31, 2013.

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

In January 2003, the Venezuelan government suspended the free exchange of bolivars (BsF) for foreign currency. Since then, outside of a few periods during which the government temporarily sponsored secondary exchange markets, the purchase and sale of all foreign currency has occurred at the official rate of exchange, as determined by the Venezuelan government. As such, the Company uses the official rate to report the results of its operations in Venezuela. The official rate has been devalued significantly from 1.6 BsF/US$ in January 2003 to 6.3 BsF/US$ presently and access to U.S dollars at the official rate is extremely limited. Since January 1, 2010, the Company has considered Venezuela to be a hyperinflationary economy and has accounted for its operations accordingly. Annual net sales in Venezuela are approximately $14 million. The Company’s total net investment in Venezuela is $11 million, of which $7 million is exposed to translation gains/losses due to changes in the exchange rate. In March 2013, the Venezuelan government announced the creation of a new foreign exchange mechanism called the “Complimentary System of Foreign Currency Acquirement,” or SICAD, access to which is limited by the government to certain selected sectors and products. The Company does not currently qualify to participate. For the weeks of December 23 and December 30, 2013, the SICAD rate posted on the website of the Central Bank of Venezuela was 11.3 BsF/US$, a value 44% lower than the current official rate. Although the SICAD rate is not available to the Company, it may represent a more realistic rate at which the Company could expect to convert its BsF denominated monetary assets and liabilities into dollars. If the official rate were to be devalued to 11.3BsF/US$, the Company would report a translation loss of approximately $3 million. If the Venezuelan economy continues to deteriorate, the Company may incur an impairment loss not to exceed its net investment of $11 million. Accounting for these operations as hyperinflationary did not have a material effect on the Company’s financial statements during any of the periods presented. The devaluation of the Venezuelan currency in February 2013 resulted in the recognition of a pretax loss of $0.9 million in the Company’s 2013 financial statements.

The Company is exposed to interest-rate fluctuations as a result of using debt as a source of financing for its operations. The Company may, from time to time, use traditional, unleveraged interest-rate swaps to manage its mix of fixed and variable rate debt and to control its exposure to interest rate movements within select ranges.

The Company is a purchaser of various raw material inputs such as recovered paper, energy, steel, aluminum and plastic resin. The Company generally does not engage in significant hedging activities, other than for energy and, from time to time, aluminum, because there is usually a high correlation between the primary input costs and the ultimate selling price of its products. Inputs are generally purchased at market or at fixed prices that are established with individual vendors as part of the purchase process for quantities expected to be consumed in the ordinary course of business. On occasion, where the correlation between selling price and input price is less direct, the Company may enter into derivative contracts such as futures or swaps to manage the effect of price fluctuations.

At December 31, 2013, the Company had derivative contracts outstanding to hedge the price on a portion of anticipated commodity and energy purchases as well as to hedge certain foreign exchange risks for various periods through December 2015. These contracts included swaps to hedge the purchase price of approximately 6.7 million MMBTUs of natural gas representing approximately 56% and 28% of anticipated U.S. and Canadian natural gas usage for 2014 and 2015, respectively. Additionally, the Company had swap contracts covering 6,650 metric tons of aluminum, representing approximately 34% of anticipated usage for 2014. The aluminum hedges relate to fixed-price customer contracts. At December 31, 2013, the Company had a number of foreign currency contracts in place for both designated and undesignated hedges of either anticipated foreign currency denominated transactions or existing financial assets and liabilities. At December 31, 2013, the total notional amount of these contracts, in U.S. dollar terms, was $111 million, of which $67 million related to the Canadian dollar, $21 million to the Mexican peso, $18 million to the Colombia peso, $16 million to the British pound sterling, and $13 million to the euro.

The total fair market value of the Company’s derivatives was in a net unfavorable position of $0.1 million at December 31, 2013, and a net unfavorable position of $10.1 million at December 31, 2012. Derivatives are marked to fair value using published market prices, if available, or using estimated values based on current price quotes and a discounted cash flow model. See Note 9 to the Consolidated Financial Statements for more information on financial instruments.

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

FORM 10-K SONOCO 2013 ANNUAL REPORT	27

contaminated sites. These regulatory actions and a small number of private party lawsuits are believed to represent the Company’s largest potential environmental liabilities. The Company has accrued $73.0 million (including $52.1 million associated with U.S. Mills) at December 31, 2013, compared with $75.6 million at December 31, 2012 (including $54.0 million associated with U.S. Mills), with respect to these sites. See “Environmental Charges,” Item 3 – Legal Proceedings and Note 14 to the Consolidated Financial Statements for more information on environmental matters.

Results of operations – 2012 versus 2011

Consolidated net sales for 2012 were $4.8 billion, a $287 million, or 6.4%, increase from 2011.

The components of the sales change were:

($ in millions)
Volume/Mix	$6
Selling price	(45)
Acquisitions	406
Currency exchange rate/Other	(80)
Total sales increase	$287

Acquisition sales were almost entirely attributable to Tegrant, which was acquired in November 2011. Excluding acquisitions, reported sales would have been down 2.5% due to lower prices and the impact of exchange rates. Although volume was essentially flat overall, results were mixed across the Company’s various businesses. Volume was up in Paper and Industrial Converted Products and in Display and Packaging, but was down in the Consumer Packaging segment. For the most part, price changes for the Company’s products were driven by changes in the underlying product costs. Selling prices had the greatest impact on Paper and Industrial Converted Products, where they declined in response to lower recovered paper prices. However, selling prices were higher in the Consumer Packaging segment, primarily reflecting contract price resets to pass through higher paper and tinplate steel costs, and, to a lesser extent, higher film and resin costs. Total domestic sales were $3.2 billion, up 12% from 2011 levels. International sales were $1.6 billion, down 3% from 2011.

Costs and expenses

Cost of sales was up $200.3 million from 2011; however, excluding the impact of acquisitions, cost of sales would have been down, in line with the decrease in sales. Lower market pricing for recovered paper benefited costs in our industrial businesses, while Consumer Packaging was negatively impacted by higher tinplate steel and other costs. Price/cost (the relationship of the change in sales prices to the change in costs of materials, energy and freight) was positive relative to the prior year, but the benefit was offset by higher labor, pension and other costs. Gross profit margins improved year over year from 16.8% to 17.6% due largely to the addition of higher-margin Tegrant sales. Positive price/cost also contributed to the improvement.

In 2012, aggregate pension and postretirement expenses increased $16.0 million to $52.9 million, versus $36.9 million in 2011. Approximately 75% of these expenses were reflected in cost of sales, with the balance in selling, general and administrative expenses. The higher expense was primarily the result of higher actuarial loss amortization due to lower discount rates.

The acquisition of Tegrant was responsible for almost all of the $66.2 million increase in selling, general and administrative expenses. Excluding acquisitions, these costs would have been up slightly more than 1%, driven primarily by higher pension expense and general inflation, partially offset by the impact of foreign exchange rates. Base earnings before interest and income taxes were 7.3% of sales, virtually unchanged from 2011.

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

Reportable segments

Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Consolidated Statements of Income, are comprised of the following:

($ in millions)	2012	2011	% Change
Segment operating profit
Consumer Packaging	$176.8	$191.5	(7.7)%
Display and Packaging	18.5	21.7	(14.8)%
Paper and Industrial Converted Products	141.4	138.2	2.3%
Protective Solutions	38.8	15.2	154.8%
Restructuring/Asset impairment charges	(32.9)	(36.8)	(10.8)%
Acquisition-related costs	(0.3)	(12.3)	(97.5)%
Property insurance gains	4.8	5.0	(3.1)%
Consolidated operating profits	$347.1	$322.5	7.6%

Consumer Packaging

($ in millions)	2012	2011	% Change
Trade sales	$1,912.6	$1,977.3	(3.3)%
Segment operating profits	176.8	191.5	(7.7)%
Depreciation, depletion and amortization	75.6	80.3	(5.9)%
Capital spending	58.3	60.8	(4.1)%

28

Sales decreased year over year primarily due to lower volume in rigid paper and plastic containers, a significant driver of which was lower demand for our customers’ products. In addition, demand for many of the segment’s products declined as the effect of higher agricultural commodity costs on retail prices weighed down consumer spending on packaged food. Selling prices were slightly higher throughout the segment, but most notably in rigid paper containers, reflecting the pass through of higher costs relative to 2011. The benefit to trade sales of higher selling prices was largely offset by the impact of foreign exchange rates. Domestic sales were approximately $1,465 million, down 0.5%, or $7 million, from 2011, while international sales were approximately $448 million, down 12.3%, or $57 million, from 2011.

The decrease in segment operating profits was driven by lower volume together with a negative mix of business. These declines were partially offset by productivity improvements and a positive price/cost relationship, net of higher labor, pension, and other costs. As a result, operating profit margins declined to 9.3% from 9.7% in 2011. The Company’s thermoformed plastics business saw a significant year-over-year decline in operating profits. This reduction was primarily due to lower demand for dual-ovenable trays in the frozen food industry and production inefficiencies resulting from the consolidation of operations and management changes.

Significant capital spending in the Consumer Packaging segment included spending on projects to increase rigid paper and rigid plastic container production capacity, productivity projects, and upgrades to the production management and information system.

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

Operating profit for the segment decreased primarily due to the lost contract packaging customer and the impact of foreign currency translation, which were partially offset by improved productivity. In addition, prior year results benefited from higher margin business associated with the customer relocation and transition activities for the above mentioned lost customer.

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

Lower selling prices, primarily due to lower average market costs for old corrugated containers (OCC), together with the impact of foreign exchange rates, accounted for most of the reported decrease in segment trade sales. Trade sales benefited from increased volume in reels and paper/recycling, which was partially offset by lower tubes and cores demand in most regions of the world. Tubes and cores market share is estimated to have remained relatively flat from 2011 to 2012. Total domestic sales in the segment decreased $7 million, or 0.7%, to $1,019 million, while international sales decreased $45 million, or 5.2%, to $822 million, with approximately $43 million of the decrease a result of unfavorable foreign exchange rates.

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

Significant capital spending included installation work on a new biomass boiler, the modification of several paper machines, primarily in North America and Europe, productivity projects and the replacement of the Company’s Thailand facility which was damaged by a flood in 2011.

Protective Solutions

($ in millions)	2012	2011	% Change
Trade sales	$555.0	$158.0	251.4%
Operating profits	38.8	15.2	154.8%
Depreciation, depletion and amortization	33.8	5.6	501.8%
Capital spending	14.8	3.9	279.9%

Sales in the Protective Solutions segment increased due to the acquisition of Tegrant as volume was off approximately 2% in the Company’s legacy protective packaging business on weak demand, particularly in the appliance market. However, higher volume and an improved mix of business at Tegrant during the period following the anniversary of its November 2011 acquisition also contributed to the improvement in sales and operating profits. For the year, operations within Tegrant generally performed in line with expectations, except for retail packaging, where customer turnover and lower consumer demand in the Company’s served markets resulted in lower than expected sales and operating profit.

FORM 10-K SONOCO 2013 ANNUAL REPORT	29

In addition, Tegrant experienced higher manufacturing costs in 2012 associated with temporary production inefficiencies related to the integration of businesses it had previously acquired. These production inefficiencies have been resolved.

Domestic sales were approximately $520 million, up 300% from 2011, and international sales were approximately $35 million, an increase of 25% from 2011. These increases were the result of the acquisition of Tegrant.

Capital spending in the segment included numerous productivity and customer development projects, primarily in the newly acquired Tegrant operations.

Critical accounting policies and estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and assumptions on an ongoing basis, including but not limited to those related to inventories, bad debts, derivatives, income taxes, intangible assets, restructuring, pension and other postretirement benefits, environmental liabilities, and contingencies and litigation. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results could differ from those estimates. The impact of and any associated risks related to estimates, assumptions and accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in the Notes to the Consolidated Financial Statements, if applicable, where such estimates, assumptions and accounting policies affect the Company’s reported and expected financial results.

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

30

In considering the level of uncertainty regarding the potential for goodwill impairment, management has concluded that any such impairment would likely be the result of adverse changes in more than one assumption. Management does not consider any of its assumptions to be either aggressive or conservative, but rather its best estimate based on available evidence at the time of the assessment. Other than in Display and Packaging, which is discussed below, there is no specific singular event or change in circumstances management has identified that it believes could reasonably result in a change to expected future results in any of its reporting units sufficient to result in goodwill impairment. In management’s opinion, a change of such magnitude would more likely be the result of changes to some combination of the factors identified above, a general deterioration in competitive position, introduction of a superior technology, significant unexpected changes in customer preferences, an inability to pass through significant raw material cost increases, and other such items as identified in “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Although no reporting units failed the qualitative or quantitative assessments noted above, in management’s opinion, the reporting units with significant goodwill having the greatest risk of future impairment are Plastics – Blowmolding and Plastics – Thermoforming. Total goodwill associated with these reporting units was approximately $127 million and $53 million, respectively, at December 31, 2013.

Plastics – Blowmolding manufactures blow-molded plastic containers primarily for use in nonfood applications. This reporting unit is the result of the purchase of Matrix Packaging in May 2007, which was acquired to be a growth platform for the Company and to provide an avenue into the health and beauty market. Although operating results since that time have often lagged expectations, in order for the unit to achieve its growth potential the Company has continued to invest significantly in the business. As a result, current projections for this reporting unit reflect revenue growth as well as improvements in operating margins due largely to expected execution improvements. This particular unit has experienced a number of setbacks over the past year including quality issues with a significant but customer-specific product, a major equipment failure, longer and more costly than expected ramp ups of new production capacity, and costs and inefficiencies related to both relocating production to accommodate changes in customer logistics as well as switching to a new resin due to the exit of a key supplier. In addition, one of its plants was struck by a tornado. Sales growth is expected to be driven by the return of volume that was shifted to competitors due to production down time, new business from key nonfood customers, expansion into more food-based applications and collaboration with large-scale packaging service providers. Margins are expected to improve largely as a result of the elimination of the costs and inefficiencies related to the above mentioned issues, as well as future productivity improvements and the leveraging of new sales volume. Should the sales growth and/or margin improvements not materialize, a goodwill impairment charge may be incurred. Based on the valuation work performed for the current year test, the estimated fair value of Plastics – Blowmolding exceeded its carrying value by approximately 12%. This is a reduction from the prior year due to the operational matters discussed previously as well as an increase in the discount rate utilized in the analysis.

Plastics – Thermoforming primarily manufactures monolayer, coated and barrier and non-barrier laminated tubs, cups, spools and trays primarily serving the portion control, food service and frozen food trays markets. Demand in these markets, and from the division’s main customers that serve them, has softened over the past several years due to changes in consumer preferences and behavior. The most notable example has been dual-ovenable trays for the frozen food market, historically one of this unit’s more significant product categories. The Company has observed a shift away from these trays, which can be used in either a microwave or conventional oven, to less expensive microwave-only trays, which has put pressure on sales and margins within this business. In response, management is working to expand the unit’s product line into other package categories and is implementing actions to improve manufacturing productivity and reduce fixed overhead. Should trends continue and the results of these efforts be less than expected, a goodwill impairment charge may be incurred. In its assessment of fair value performed in the third quarter of 2013, the estimated fair value of the Plastics – Thermoforming reporting unit exceeded its carrying value by approximately 18%. This is a reduction from the prior year due to the operational matters discussed previously as well as an increase in the discount rate utilized in the analysis.

Although goodwill of the Display and Packaging reporting unit is not currently considered to be at risk of impairment, a large portion of sales in this unit is concentrated in one customer and will be up for renegotiation over the next few years. Management expects to retain this business; however, if a significant amount is lost and not replaced, it is possible that a goodwill impairment charge may be incurred. Total goodwill associated with this reporting unit was approximately $158 million at December 31, 2013. Based on the valuation work performed for the current year test, the estimated fair value of Display and Packaging exceeded its carrying value by approximately 56%.

In its 2013 analysis, projected future cash flows were discounted at 9.0%, 10.1% and 10.4% for Plastics – Blowmolding, Plastics – Thermoforming and Display and Packaging, respectively. Holding other valuation assumptions constant, Plastics – Blowmolding projected operating profits across all future periods would have to be reduced approximately 8%, or the discount rate increased to 9.7%, in order for the estimated fair value to fall below the reporting unit’s carrying value. The corresponding percentages for Plastics – Thermoforming are 16% or 11.6% and for Display and Packaging are 38% or 15.1%.

During the time subsequent to the annual evaluation, and at December 31, 2013, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management’s opinion that no such events have occurred.

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

FORM 10-K SONOCO 2013 ANNUAL REPORT	31

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

Stock-based compensation plans

The Company utilizes share-based compensation in the form of stock appreciation rights, restricted stock units and other share-based awards. Certain awards are in the form of contingent stock units where both the ultimate number of units and the vesting period are performance based. The amount and timing of compensation expense associated with these performance-based awards are based on estimates regarding future performance using measures defined in the plans. In 2013, the performance measures consisted of Earnings per Share and Return on Net Assets Employed. Changes in estimates regarding the future achievement of these performance measures may result in significant fluctuations from period to period in the amount of compensation expense reflected in the Company’s Consolidated Financial Statements.

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

Pension and postretirement benefit plans

The Company has significant pension and postretirement benefit liabilities and costs that are measured using actuarial valuations. The actuarial valuations employ key assumptions that can have a significant effect on the calculated amounts. The key assumptions used at December 31, 2013, in determining the projected benefit obligation and the accumulated benefit obligation for U.S. retirement and retiree health and life insurance plans include: discount rates of 5.08% and 4.62% for the active and inactive qualified retirement plans, respectively, 4.55% for the nonqualified retirement plans, and 4.03% for the retiree health and life insurance plan; and rates of compensation increases ranging from 3.44% to 5.92%. The key assumptions used to determine 2013 net periodic benefit cost for U.S. retirement and retiree health and life insurance plans include: discount rates of 4.26% and 3.73% for the active and inactive qualified retirement plans, respectively, 3.64% for the nonqualified retirement plans, and 3.16% for the retiree health and life insurance plan; an expected long-term rate of return on plan assets of 7.85% and 7.55% for the active and inactive qualified retirement plans, respectively; and rates of compensation increases ranging from 3.51% to 6.82%.

During 2013, the Company recorded total pension and postretirement benefit expenses of approximately $61.9 million, compared with $52.9 million during 2012. The 2013 amount reflects $88.1 million of expected returns on plan assets at an average assumed rate of 7.2% and interest cost of $68.2 million at a weighted-average discount rate of 4.0%. The 2012 amount reflects $85.3 million of expected returns on plan assets at an average assumed rate of 7.4% and interest cost of $71.0 million at a weighted-average discount rate of 4.56%. During 2013, the Company made contributions to its pension and postretirement plans of $42.0 million. In the prior year, the Company made contributions to its pension and postretirement plans totaling $75.1 million. Contributions vary from year to year depending on various factors, the most significant being the market value of assets and interest rates. Cumulative net actuarial losses were approximately $515 million at December 31, 2013, and are primarily the result of low discount rates and the poor asset performance in 2008. Actuarial losses/gains outside of the 10% corridor defined by U.S. GAAP are amortized over the average remaining service life of the plan’s active participants or the average remaining life expectancy of the plan’s inactive participants (if all, or almost all, of the plan’s participants are inactive).

The Company is projecting total benefit plan expense in 2014 to be approximately $17 million lower than in 2013 due primarily to lower amortization expense as a result of actuarial gains recorded in 2013. These actuarial gains were driven by higher discount rates and higher actual returns on plan assets in 2013 than had been assumed.

The Company adjusts its discount rates at the end of each fiscal year based on yield curves of high-quality debt instruments over durations that match the expected benefit payouts of each plan. The expected rate of return assumption is derived by taking into consideration the targeted plan asset allocation, projected future returns by asset class and active investment management. A third party asset return model was used to develop an expected range of returns on plan investments over a 12- to 15-year period, with the expected rate of return selected from a best estimate range within the total range of projected results. The Company periodically rebalances its plan asset portfolio in order to maintain the targeted allocation levels. The rate of compensation increase assumption is generally based on salary and incentive increases. A key assumption for the U.S. retiree health and life insurance plan is a medical cost trend rate beginning at 8.0% for post-age 65 participants and trending down to an ultimate rate of 5.6% in 2045. The ultimate trend rate of 5.6% represents the Company’s best estimate of the long-term average annual medical cost increase over the duration of the plan’s liabilities. It provides for real growth in medical costs in excess of the overall inflation level.

Other assumptions and estimates impacting the projected liabilities of these plans include inflation, participant withdrawal and mortality rates and retirement ages. The Company annually re-evaluates assumptions used in projecting the pension and

32

postretirement liabilities and associated expense. These judgments, assumptions and estimates may affect the carrying value of pension and postretirement plan net assets and liabilities and pension and postretirement plan expenses in the Company’s Consolidated Financial Statements.

The sensitivity to changes in the critical assumptions for the Company’s U.S. plans as of December 31, 2013, is as follows:

Assumption ($ in millions)	Percentage Point Change	Projected Benefit Obligation Higher/(Lower)	Annual Expense Higher/ (Lower)
Discount rate	-.25 pts	$38.9	$3.0
Expected return on assets	-.25 pts	N/A	$2.4

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

Item 7A. Quantitative and qualitative disclosures about market risk

Information regarding market risk is provided in this Annual Report on Form 10-K under the following items and captions: “Our international operations subject us to various risks that could adversely affect our business operations and financial results” and “Currency exchange rate fluctuations and instability of foreign currencies may reduce our earnings” in Item 1A-Risk Factors; “Risk Management” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; and in Note 8 to the Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data.

Item 8. Financial statements and supplementary data

The Consolidated Financial Statements and Notes to the Consolidated Financial Statements are provided on pages F-1 through F-31 of this report. Selected quarterly financial data is provided in Note 18 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

FORM 10-K SONOCO 2013 ANNUAL REPORT	33

Report of Independent Registered Public Accounting Firm

To the shareholders and directors of Sonoco Products Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Sonoco Products Company and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework [1992] issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Charlotte, North Carolina

March 3, 2014

F1

Consolidated Balance Sheets

Sonoco Products Company

(Dollars and shares in thousands) At December 31	2013	2012
Assets
Current Assets
Cash and cash equivalents	$217,567	$373,084
Trade accounts receivable, net of allowances of $9,771 in 2013 and $7,252 in 2012	614,053	619,761
Other receivables	38,995	36,311
Inventories
Finished and in process	158,256	159,193
Materials and supplies	252,531	224,079
Prepaid expenses	57,666	65,395
Deferred income taxes	39,406	22,073
	1,378,474	1,499,896
Property, Plant and Equipment, Net	1,021,920	1,034,906
Goodwill	1,099,207	1,110,505
Other Intangible Assets, Net	243,920	276,809
Long-term Deferred Income Taxes	67,364	90,936
Other Assets	168,406	163,013
Total Assets	$3,979,291	$4,176,065
Liabilities and Equity
Current Liabilities
Payable to suppliers	$491,809	$426,786
Accrued expenses and other	261,895	281,532
Accrued wages and other compensation	69,671	56,004
Notes payable and current portion of long-term debt	35,201	273,608
Accrued taxes	8,649	6,305
	867,225	1,044,235
Long-term Debt	946,257	1,099,454
Pension and Other Postretirement Benefits	263,718	461,881
Deferred Income Taxes	128,006	15,649
Other Liabilities	48,760	51,632
Commitments and Contingencies
Sonoco Shareholders’ Equity
Serial preferred stock, no par value
Authorized 30,000 shares
0 shares issued and outstanding as of December 31, 2013 and 2012
Common shares, no par value
Authorized 300,000 shares
102,147 and 100,847 shares issued and outstanding at December 31, 2013 and 2012, respectively	7,175	7,175
Capital in excess of stated value	457,190	445,492
Accumulated other comprehensive loss	(358,520)	(475,826)
Retained earnings	1,604,892	1,512,145
Total Sonoco Shareholders’ Equity	1,710,737	1,488,986
Noncontrolling Interests	14,588	14,228
Total Equity	1,725,325	1,503,214
Total Liabilities and Equity	$3,979,291	$4,176,065

The Notes beginning on page F-6 are an integral part of these financial statements.

FORM 10-K SONOCO 2013 ANNUAL REPORT	F2

Consolidated Statements of Income

Sonoco Products Company

(Dollars and shares in thousands except per share data) Years ended December 31	2013	2012	2011
Net sales	$4,848,092	$4,786,129	$4,498,932
Cost of sales	3,974,588	3,942,497	3,742,149
Gross profit	873,504	843,632	756,783
Selling, general and administrative expenses	487,171	463,715	397,477
Restructuring/Asset impairment charges	25,038	32,858	36,826
Income before interest and income taxes	361,295	347,059	322,480
Interest expense	59,913	64,114	41,832
Interest income	3,187	4,129	3,758
Income before income taxes	304,569	287,074	284,406
Provision for income taxes	96,203	103,759	78,423
Income before equity in earnings of affiliates	208,366	183,315	205,983
Equity in earnings of affiliates, net of tax	12,029	12,805	12,061
Net income	220,395	196,120	218,044
Net (income) attributable to noncontrolling interests	(1,282)	(110)	(527)
Net income attributable to Sonoco	$219,113	$196,010	$217,517

Weighted average common shares outstanding:
Basic	102,577	101,804	101,071
Assuming exercise of awards	671	769	1,102
Diluted	103,248	102,573	102,173

Per common share
Net income attributable to Sonoco:
Basic	$2.14	$1.93	$2.15
Diluted	$2.12	$1.91	$2.13

Cash dividends	$1.23	$1.19	$1.15

Consolidated Statements of Comprehensive Income

Sonoco Products Company

(Dollars in thousands) Years ended December 31	2013	2012	2011
Net income	$220,395	$196,120	$218,044
Other comprehensive income/(loss):
Foreign currency translation adjustments	(29,308)	25,016	(39,051)
Changes in defined benefit plans, net of tax	139,227	(41,498)	(127,798)
Change in derivative financial instruments, net of tax	6,465	1,460	(672)
Comprehensive income	336,779	181,098	50,523
Net (income) attributable to noncontrolling interests	(1,282)	(110)	(527)
Other comprehensive loss/(income) attributable to noncontrolling interests	922	(505)	89
Comprehensive income attributable to Sonoco	$336,419	$180,483	$50,085

The Notes beginning on page F-6 are an integral part of these financial statements.

F3

Consolidated Statements of Changes in Total Equity

Sonoco Products Company

(Dollars and shares in thousands)	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Non- controlling Interests
		Outstanding	Amount
January 1, 2011	$1,507,693	100,510	$7,175	$441,328	$(292,867)	$1,336,155	$15,902
Net income	218,044					217,517	527
Other comprehensive income/(loss):
Translation loss	(39,051)				(38,962)		(89)
Defined benefit plan adjustment[1]	(127,798)				(127,798)
Derivative financial instruments[1]	(672)				(672)

Other comprehensive loss	(167,521)				(167,432)		(89)

Dividends	(116,237)					(116,237)
Issuance of stock awards	26,487	1,100		26,487
Shares repurchased	(49,442)	(1,399)		(49,442)
Stock-based compensation	12,102			12,102
Purchase of noncontrolling interest	(5,718)			(2,991)			(2,727)
December 31, 2011	$1,425,408	100,211	$7,175	$427,484	$(460,299)	$1,437,435	$13,613
Net income	196,120					196,010	110
Other comprehensive income/(loss):
Translation gain	25,016				24,511		505
Defined benefit plan adjustment[1]	(41,498)				(41,498)
Derivative financial instruments[1]	1,460				1,460

Other comprehensive loss	(15,022)				(15,527)		505

Dividends	(121,300)					(121,300)
Issuance of stock awards	13,324	763		13,324
Shares repurchased	(4,167)	(127)		(4,167)
Stock-based compensation	8,851			8,851
December 31, 2012	$1,503,214	100,847	$7,175	$445,492	$(475,826)	$1,512,145	$14,228
Net income	220,395					219,113	1,282
Other comprehensive income/(loss):
Translation loss	(29,308)				(28,386)		(922)
Defined benefit plan adjustment[1]	139,227				139,227
Derivative financial instruments[1]	6,465				6,465

Other comprehensive income	116,384				117,306		(922)

Dividends	(126,366)					(126,366)
Issuance of stock awards	27,465	2,008		27,465
Shares repurchased	(27,239)	(708)		(27,239)
Stock-based compensation	11,472			11,472
December 31, 2013	$1,725,325	102,147	$7,175	$457,190	$(358,520)	$1,604,892	$14,588
[1]	net of tax

The Notes beginning on page F-6 are an integral part of these financial statements.

FORM 10-K SONOCO 2013 ANNUAL REPORT	F4

Consolidated Statements of Cash Flows

Sonoco Products Company

(Dollars in thousands) Years ended December 31	2013	2012	2011
Cash Flows from Operating Activities
Net income	$220,395	$196,120	$218,044
Adjustments to reconcile net income to net cash provided by operating activities
Asset impairment	8,238	8,427	12,518
Depreciation, depletion and amortization	197,671	200,403	179,871
Share-based compensation expense	11,472	8,851	12,102
Equity in earnings of affiliates	(12,029)	(12,805)	(12,061)
Cash dividends from affiliated companies	13,631	9,329	11,676
(Gain)/Loss on disposition of assets	(493)	(6,690)	1,907
Pension and postretirement plan expense	61,946	52,856	36,853
Pension and postretirement plan contributions	(42,007)	(75,059)	(142,097)
Tax effect of share-based compensation exercises	11,462	5,698	5,965
Excess tax benefit of share-based compensation	(12,456)	(2,682)	(4,018)
Net increase in deferred taxes	37,202	18,989	11,036
Change in assets and liabilities, net of effects from acquisitions, dispositions and foreign currency adjustments
Trade accounts receivable	162	1,190	(52,484)
Inventories	(32,787)	16,157	3,423
Payable to suppliers	65,894	(16,010)	(13,798)
Prepaid expenses	(1,993)	1,114	(2,559)
Accrued expenses	(368)	(4,059)	(12,174)
Income taxes payable and other income tax items	7,093	(5,350)	7,344
Fox River environmental reserves	(1,848)	(2,796)	(1,959)
Other assets and liabilities	6,842	10,232	(14,314)
Net cash provided by operating activities	538,027	403,915	245,275
Cash Flows from Investing Activities
Purchase of property, plant and equipment	(172,442)	(214,862)	(173,372)
Cost of acquisitions, net of cash acquired	(4,005)	(503)	(566,908)
Proceeds from the sale of assets	10,511	31,967	11,121
Investment in affiliates and other	(3,517)	26	—
Net cash used by investing activities	(169,453)	(183,372)	(729,159)
Cash Flows from Financing Activities
Proceeds from issuance of debt	57,952	7,568	680,919
Principal repayment of debt	(294,347)	(46,820)	(17,054)
Net (decrease) increase in commercial paper borrowings	(152,000)	125,000	(3,000)
Net decrease in outstanding checks	(2,825)	(1,600)	(8,533)
Cash dividends – common	(124,845)	(119,771)	(114,958)
Excess tax benefit of share-based compensation	12,456	2,682	4,018
Purchase of noncontrolling interest	—	—	(5,718)
Shares acquired	(27,239)	(4,167)	(49,442)
Shares issued	15,781	9,739	21,253
Net cash (used) provided by financing activities	(515,067)	(27,369)	507,485
Effects of Exchange Rate Changes on Cash	(9,024)	4,387	(6,327)
(Decrease) Increase in Cash and Cash Equivalents	(155,517)	197,561	17,274
Cash and cash equivalents at beginning of year	373,084	175,523	158,249
Cash and cash equivalents at end of year	$217,567	$373,084	$175,523
Supplemental Cash Flow Disclosures
Interest paid, net of amounts capitalized	$60,772	$66,171	$34,296
Income taxes paid, net of refunds	$40,446	$84,422	$54,078

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

Investments in affiliated companies in which the Company shares control over the financial and operating decisions, but in which the Company is not the primary beneficiary, are accounted for by the equity method of accounting. Income applicable to these equity investments is reflected in “Equity in earnings of affiliates, net of tax” in the Consolidated Statements of Income. The aggregate carrying value of equity investments is reported in “Other Assets” in the Company’s Consolidated Balance Sheets and totaled $116,193 and $110,687 at December 31, 2013 and 2012, respectively.

Affiliated companies in which the Company held a significant investment at December 31, 2013, included:

Entity	Ownership Interest Percentage at December 31, 2013
RTS Packaging JVCO	35.0%
Cascades Conversion, Inc.	50.0%
Cascades Sonoco, Inc.	50.0%
Showa Products Company Ltd.	20.0%
Conitex Sonoco Holding BVI Ltd.	30.0%

Also included in the investment totals above is the Company’s 19.5% ownership in a small tube and core business in Chile and its 12.19% ownership in a small paper recycling business in Finland. These investments are accounted for under the cost method.

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

Revenue recognition

The Company records revenue when title and risk of ownership pass to the customer, and when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price to the customer is fixed or determinable and when collectibility is reasonably assured. Certain judgments, such as provisions for estimates of sales returns and allowances, are required in the application of the Company’s revenue policy and, therefore, are included in the results of operations in its Consolidated Financial Statements. Shipping and handling expenses are included in “Cost of sales,” and freight charged to customers is included in “Net sales” in the Company’s Consolidated Statements of Income.

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

Sales to one of the Company’s customers accounted for approximately 7% of the Company’s net sales in 2013, 9% in 2012 and 9% in 2011, primarily in the Display and Packaging and Consumer Packaging segments. Receivables from this customer accounted for approximately 5% and 8% of the Company’s total trade accounts receivable at December 31, 2013 and 2012, respectively. The Company’s next largest customer comprised approximately 5% of the Company’s net sales in 2013, 2012 and 2011.

Research and development

Research and development costs are charged to expense as incurred and include salaries and other directly related expenses. Research and development costs totaling approximately $20,100 in 2013, $20,200 in 2012 and $18,800 in 2011 are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.

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

FORM 10-K SONOCO 2013 ANNUAL REPORT	F6

The LIFO method of accounting was used to determine the carrying costs of approximately 17% and 19% of total inventories at December 31, 2013 and 2012, respectively. The remaining inventories are determined on the first-in, first-out (FIFO) method.

If the FIFO method of accounting had been used for all inventories, total inventory would have been higher by $18,146 and $19,476 at December 31, 2013 and 2012, respectively.

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

2. New accounting pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 clarifies guidance and eliminates a diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013, and subsequent interim periods. The Company is currently assessing the impact, if any, that this pronouncement will have on its consolidated financial statements.

In February 2013, the FASB issued ASU no. 2013-02, “Reporting of Amounts Classified out of Accumulated Other Comprehensive Income.” This update requires an entity to present on the face of the financial statements where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income/(loss) by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The requirements of this update were effective prospectively for reporting periods beginning after December 15, 2012. Accordingly, the disclosures required by this ASU are provided in Note 17 to these consolidated financial statements.

F7

During the year ended December 31, 2013, there have been no other newly issued nor newly applicable accounting pronouncements that have, or are expected to have, a material impact on the Company’s financial statements. Further, at December 31, 2013, there were no other pronouncements pending adoption that are expected to have a material impact on the Company’s financial statements.

3. Acquisitions

The Company completed three acquisitions during 2013 at an aggregate cost of $4,005 in cash. These acquisitions consisted of Imagelinx, a global brand artwork management business in the United Kingdom, a small tube and core business in Australia, and a small recycling broker in the United States. The all-cash purchase price of Imagelinx, including the cost of paying off various obligations, was $3,024. In conjunction with this acquisition, the Company recorded net tangible assets of $2,228 and goodwill of $796, the majority of which is expected to be tax deductible. The aggregate all-cash purchase price for the other businesses was $981. In conjunction with these acquisitions, the Company recorded net tangible assets of $909 and identifiable intangibles of $72. These acquisitions are expected to generate annual sales of approximately $12,500 ($10,000 in the Consumer Packaging segment and $2,500 in the Paper and Industrial Converted Products segment).

Also during 2013, the Company purchased a minority ownership in a small paper recycling business in Finland. The all-cash cost of this investment was $3,628. This investment is recorded in Other Assets.

The Company completed five acquisitions during 2011 at an aggregate cost of $566,908 in cash. The most significant of these was the November 8, 2011, acquisition of privately held Tegrant Holding Corporation (“Tegrant”), a leading provider of highly engineered protective, temperature-assurance and retail security packaging solutions. Tegrant, headquartered in DeKalb, Illinois, operates more than 30 manufacturing, design and testing facilities in the United States, Mexico and Ireland and employs more than 2,000 persons. Tegrant operates 3 strategic, complementary business units. ProtexicTM Brands, the largest business unit, is a manufacturer of molded expanded foam serving a number of industries including high technology, consumer electronics, automotive, appliances and medical devices. Tegrant’s Thermosafe® Brands unit is a leading provider of temperature-assurance solutions, primarily used in packaging temperature-sensitive pharmaceuticals and food. Tegrant’s Alloyd Brands® business unit is a leading manufacturer and designer of high-visibility packaging, printed products, sealing equipment, and tooling for retail and medical markets.

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

Goodwill recorded in connection with the acquisition totaled $269,953. Factors comprising goodwill include efficiencies derived by the elimination of certain redundant functions and expenses due to synergies with our existing business, the ability to leverage product offerings across a broader customer base, and the value of the assembled workforce. The Company expects approximately $67,000 of the goodwill to be tax deductible. Of the $187,830 of acquired intangibles, $160,300 was assigned to customer relationships with an average expected life of 12 years, $17,600 to trade names with an expected life of 40 years, and $9,930 to proprietary technology and other intangibles with an average expected life of 9 years.

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

Acquisition-related costs of $484, $311 and $12,290 were incurred in 2013, 2012 and 2011, respectively. These costs, consisting primarily of legal and professional fees, are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.

The Company has accounted for these acquisitions as business combinations under the acquisition method of accounting, in accordance with the business combinations subtopic of the Accounting Standards Codification and, accordingly, has included their results of operations in the Company’s consolidated statements of net income from the respective dates of acquisition.

4. Restructuring and asset impairment

The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2013 and 2012 are

FORM 10-K SONOCO 2013 ANNUAL REPORT	F8

reported as “2013 Actions” and “2012 Actions,” respectively. Actions initiated prior to 2012, all of which were substantially complete at December 31, 2013, are reported as “2011 and Earlier Actions.”

Following are the total restructuring and asset impairment charges, net of adjustments, recognized by the Company during the periods presented:

	Year Ended December 31
	2013	2012	2011
Restructuring/Asset impairment:
2013 Actions	$18,821	$—	$—
2012 Actions	2,337	24,681	—
2011 and Earlier Actions	3,880	8,177	36,826
Restructuring/Asset impairment charges	$25,038	$32,858	$36,826
Income tax benefit	(6,774)	(9,836)	(11,506)
Equity method investments, net of tax	—	22	17
Benefit attributable to noncontrolling interests, net of tax	2	116	200
Total impact of restructuring/asset impairment charges, net of tax	$18,266	$23,160	$25,537

Pretax restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Consolidated Statements of Income.

The Company expects to recognize future additional costs totaling approximately $2,900 in connection with previously announced restructuring actions. The Company believes that the majority of these charges will be incurred and paid by the end of 2014. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions may be undertaken.

2013 actions

During 2013, the Company announced the closures of a thermoforming operation in Ireland and a rigid paper packaging plant in the United States (parts of the Consumer Packaging segment), a small tube and core operation in Europe (part of the Paper and Industrial Converted Products segment), and a fulfillment service center in the United States (part of the Display and Packaging segment). The Company also sold a small corrugated box operation in the United States (part of the Protective Solutions segment) and realigned its cost structure resulting in the elimination of approximately 120 positions.

Below is a summary of 2013 Actions and related expenses by type incurred and estimated to be incurred through completion.

2013 Actions	Year Ended December 31, 2013	Estimated Total Cost
Severance and Termination Benefits
Consumer Packaging	$4,910	$5,610
Display and Packaging	594	844
Paper and Industrial Converted Products	3,347	3,397
Protective Solutions	1,026	1,026
Asset Impairment/Disposal of Assets
Consumer Packaging	5,926	5,926
Display and Packaging	165	165
Paper and Industrial Converted Products	492	492
Protective Solutions	662	662
Other Costs
Consumer Packaging	1,021	1,471
Display and Packaging	85	285
Paper and Industrial Converted Products	447	547
Protective Solutions	146	246
Total Charges and Adjustments	$18,821	$20,671

The following table sets forth the activity in the 2013 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets:

2013 Actions Accrual Activity	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability, December 31, 2012	$—	$—	$—	$—
2013 charges	9,877	7,245	1,699	18,821
Cash receipts/(payments)	(6,716)	6,641	(1,699)	(1,774)
Asset write downs/disposals	—	(13,886)	—	(13,886)
Foreign currency translation	97	—	—	97
Liability, December 31, 2013	$3,258	$—	$—	$3,258

Included in “Asset Impairment/Disposal of Assets” above are impairment charges of $5,655 related to the Company’s closure of a thermoformed plastics operation in Ireland. This charge consists of a $3,590 impairment of net fixed assets, a $667 impairment of spare parts inventory, and a $1,398 impairment of other intangible assets (customer lists). Included in 2013 charges above is a loss of $286 from the sale of a small corrugated box business in Kennesaw, Georgia, acquired as part of the November 2011 acquisition of Tegrant. The Company received proceeds of $6,200 from the sale of this business which had annual sales of approximately $13,000.

F9

Assets written off in connection with the sale included: net fixed assets of $773, net working capital of $1,275, goodwill of $2,430, and other intangible assets (primarily customer lists) of $2,008.

“Other Costs” consist primarily of costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance. The Company expects to pay the majority of the remaining 2013 Actions restructuring costs by the end of 2014 using cash generated from operations.

2012 actions

During 2012, the Company announced the closures of a paper mill in Germany (part of the Paper and Industrial Converted Products segment) and a paperboard-based protective packaging operation in the United States (part of the Protective Solutions segment). In addition, the Company continued its rationalization efforts in its blowmolding businesses (part of the Consumer Packaging segment), including the closure of a facility in Canada, and realigned its cost structure resulting in the elimination of approximately 165 positions.

Below is a summary of 2012 Actions and related expenses by type incurred and estimated to be incurred through completion.

	Year Ended December 31,		Total Incurred to Date	Estimated Total Cost
2012 Actions	2013	2012
Severance and Termination Benefits
Consumer Packaging	$239	$2,571	$2,810	$2,810
Display and Packaging	(3)	1,301	1,298	1,298
Paper and Industrial Converted Products	384	10,329	10,713	10,713
Protective Solutions	67	1,595	1,662	1,662
Corporate	—	297	297	297
Asset Impairment/Disposal of Assets
Consumer Packaging	154	2,921	3,075	3,075
Display and Packaging	—	—	—	—
Paper and Industrial Converted Products	352	2,404	2,756	2,756
Protective Solutions	(28)	161	133	133
Other Costs
Consumer Packaging	191	861	1,052	1,202
Display and Packaging	20	11	31	31
Paper and Industrial Converted Products	722	1,294	2,016	2,216
Protective Solutions	205	936	1,141	1,141
Corporate	34	—	34	34
Total Charges and Adjustments	$2,337	$24,681	$27,018	$27,368

The following table sets forth the activity in the 2012 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets:

2012 Actions Accrual Activity	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability, December 31, 2011	$—	$—	$—	$—
2012 charges	16,093	5,486	3,102	24,681
Cash receipts/(payments)	(9,735)	600	(3,015)	(12,150)
Asset write downs/disposals	—	(6,086)	—	(6,086)
Foreign currency translation	(45)	—	(7)	(52)
Liability, December 31, 2012	$6,313	$—	$80	$6,393
2013 charges	1,085	547	1,172	2,804
Adjustments	(398)	(69)	—	(467)
Cash receipts/(payments)	(5,555)	42	(1,252)	(6,765)
Asset write downs/disposals	—	(520)	—	(520)
Foreign currency translation	21	—	—	21
Liability, December 31, 2013	$1,466	$—	$—	$1,466

During 2012, the Company completed the sale of the land and building associated with a former flexible packaging facility in Canada and a former fulfillment service center in the United States. The majority of the 2012 activity in “Asset Impairment/Disposal of Assets” in the table above relates to these sales.

“Other Costs” consist primarily of lease termination costs and costs related to plant closures including the cost of equipment removal, utilities, plant security, property taxes and insurance. The Company expects to pay the majority of the remaining 2012 Actions restructuring costs by the end of 2014 using cash generated from operations.

FORM 10-K SONOCO 2013 ANNUAL REPORT	F10

2011 and Earlier Actions

2011 and Earlier Actions are comprised of a number of plant closures and workforce reductions initiated prior to 2012.

Below is a summary of 2011 and Earlier Actions and related expenses by type incurred.

	Year Ended December 31,
2011 and Earlier Actions	2013	2012	2011
Severance and Termination Benefits
Consumer Packaging	$17	$3,348	$7,144
Display and Packaging	—	346	842
Paper and Industrial Converted Products	474	331	9,673
Protective Solutions	—	280	1,109
Corporate	—	—	11
Asset Impairment/Disposal of Assets
Consumer Packaging	(438)	(3,586)	10,202
Display and Packaging	—	(791)	3,057
Paper and Industrial Converted Products	(451)	(1,735)	(807)
Protective Solutions	589	—	65
Other Costs
Consumer Packaging	2,183	4,081	1,869
Display and Packaging	—	827	677
Paper and Industrial Converted Products	1,266	4,316	2,404
Protective Solutions	240	760	580
Total Charges and Adjustments	$3,880	$8,177	$36,826

The following table sets forth the activity in the 2011 and Earlier Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets:

2011 and Earlier Actions Accrual Activity	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability, December 31, 2011	$14,132	$—	$307	$14,439
2012 charges	4,493	496	9,984	14,973
Adjustments	(188)	(6,608)	—	(6,796)
Cash receipts/(payments)	(13,356)	21,319	(10,201)	(2,238)
Asset write downs/disposals	—	(15,207)	—	(15,207)
Foreign currency translation	58	—	—	58
Liability, December 31, 2012	$5,139	$—	$90	$5,229
2013 charges	581	828	5,144	6,553
Adjustments	(89)	(2,572)	(12)	(2,673)
Cash receipts/(payments)	(2,559)	2,235	(5,205)	(5,529)
Asset write downs/disposals	—	(491)	—	(491)
Foreign currency translation	(9)	—	1	(8)
Liability, December 31, 2013	$3,063	$—	$18	$3,081

“Adjustments” consists primarily of a gain in 2012 on the sale of the land and buildings associated with a previously closed paper mill in Canada and 2011 gains from the sales of both the land and buildings at a former tube and core facility in Canada and machinery and equipment at a point-of-purchase display facility in the United States. “Other Costs” consist primarily of lease termination costs and costs related to plant closures including the cost of equipment removal, utilities, plant security, property taxes and insurance. The Company expects to recognize future pretax charges of approximately $950 associated with 2011 and Earlier Actions.

The accrual for 2011 and Earlier Actions relates primarily to a pension withdrawal liability associated with a former paper mill in the United States and building lease terminations. The Company expects to pay the majority of the remaining 2011 and Earlier Actions restructuring costs by the end of 2014 using cash generated from operations.

5. Cash and cash equivalents

At December 31, 2013 and 2012, outstanding checks totaling $8,910 and $11,790, respectively, were included in “Payable to suppliers” on the Company’s Consolidated Balance Sheets. In addition, outstanding payroll checks of $501 and $446 as of December 31,

F11

2013 and 2012, respectively, were included in “Accrued wages and other compensation” on the Company’s Consolidated Balance Sheets.

The Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. The Company’s Consolidated Balance Sheets reflect a net cash deposit under this pooling arrangement of $7,863 and $11,060 as of December 31, 2013 and 2012, respectively.

6. Property, plant and equipment

Details of the Company’s property, plant and equipment at December 31 are as follows:

	2013	2012
Land	$81,905	$78,520
Timber resources	40,260	39,787
Buildings	467,386	467,888
Machinery and equipment	2,725,435	2,567,403
Construction in progress	90,770	142,689
	3,405,756	3,296,287
Accumulated depreciation and depletion	(2,383,836)	(2,261,381)
Property, plant and equipment, net	$1,021,920	$1,034,906

Estimated costs for completion of capital additions under construction totaled approximately $110,000 at December 31, 2013.

Depreciation and depletion expense amounted to $169,400 in 2013, $171,905 in 2012 and $163,198 in 2011.

The Company has certain properties and equipment that are leased under noncancelable operating leases. Future minimum rentals under noncancelable operating leases with terms of more than one year are as follows: 2014 – $42,200; 2015 – $37,700; 2016 – $28,400; 2017 – $19,600; 2018 – $14,300 and thereafter – $34,600. Total rental expense under operating leases was approximately $68,500 in 2013, $68,200 in 2012 and $58,200 in 2011.

7. Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill by segment for the year ended December 31, 2013, are as follows:

	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Balance as of January 1, 2013	$427,575	$158,023	$254,706	$270,201	$1,110,505
Goodwill on acquisitions	796	—	—	—	796
Dispositions	—	—	—	(2,430)	(2,430)
Foreign currency translation	(9,606)	—	(58)	—	(9,664)
Balance as of December 31, 2013	$418,765	$158,023	$254,648	$267,771	$1,099,207

The Company recorded $796 of goodwill in 2013 in connection with the acquisition of Imagelinx, a global brand artwork management business in the United Kingdom. Also in 2013, the Company disposed of $(2,430) of goodwill associated with the sale of a small corrugated box operation in the United States that had been acquired as part of the Tegrant acquisition in November 2011.

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

For any reporting unit where management is not able to reach this conclusion based on its qualitative assessment, a more detailed analysis (i.e. step 1 analysis) is performed. In this analysis, the fair values of the reporting units are estimated utilizing both an income approach and a market approach. A number of significant management assumptions and estimates were reflected in the Company’s forecast of future results and cash flows, such as: sales volumes and prices, profit margins, income taxes, capital expenditures and changes in working capital requirements. Changes in these assumptions, along with the discount rate, could materially impact the estimated fair values.

When the Company estimates the fair value of a reporting unit, it does so using a discounted cash flow model based on projections of future years’ operating results and associated cash flows, together with comparable trading and transaction multiples. The Company’s model discounts future cash flows, forecasted over a ten-year period, with an estimated residual growth rate. The Company’s projections incorporate management’s best estimates of the expected future results, which include expectations related to new business, and, where applicable, improved operating margins. Management’s projections related to revenue growth and/or margin improvements arise from a combination of factors, including expectations for volume growth with existing customers, increased operational capacity and customer retention. Projected future cash

FORM 10-K SONOCO 2013 ANNUAL REPORT	F12

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

Although no reporting units failed the qualitative or quantitative assessments noted above, in management’s opinion, the reporting units with significant goodwill having the greatest risk of future impairment if actual results in the future are not as expected are Plastics – Blowmolding and Plastics —Thermoforming. Total goodwill associated with these reporting units was approximately $126,600 and $53,200, respectively, at December 31, 2013. Although management believes that goodwill of the Display and Packaging reporting unit is not currently at risk for impairment, a large portion of sales in this unit is concentrated in one customer and will be up for negotiation over the next few years. Management expects to retain this business; however, if a significant amount is lost and not replaced, it is possible that a goodwill impairment charge may be incurred. Total goodwill associated with this reporting unit was approximately $158,000 at December 31, 2013.

There have been no triggering events subsequent to the completion of the annual goodwill impairment testing in the third quarter of 2013. However, the Plastics – Blowmolding business referenced above continued experiencing some short-term performance issues during the fourth quarter of 2013. The goodwill for this unit could become impaired should the business not exhibit the sustained improvements expected or management’s outlook changes.

Other intangible assets

Details at December 31 are as follows:

	2013	2012
Other Intangible Assets, Gross:
Patents	$2,221	$2,224
Customer lists	339,911	345,133
Trade names	21,232	21,214
Proprietary technology	17,866	17,844
Land use rights	323	350
Other	4,731	4,944
Other Intangible Assets, Gross	$386,284	$391,709
Accumulated Amortization	$(142,364)	$(114,900)
Other Intangible Assets, Net	$243,920	$276,809

Aggregate amortization expense on intangible assets was $28,271, $28,498 and $16,673 for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization expense on intangible assets is expected to approximate $28,100 in 2014, $26,600 in 2015, $26,300 in 2016, $25,800 in 2017 and $25,100 in 2018.

8. Debt

Debt at December 31 was as follows:

	2013	2012
5.75% debentures due November 2040	$604,520	$604,688
4.375% debentures due November 2021	249,106	248,991
9.2% debentures due August 2021	4,321	4,321
5.625% debentures due November 2016	75,165	75,129
6.5% debentures due November 2013	—	118,358
Term loan, due November 2014	—	135,000
Commercial paper, average rate of 0.37% in 2013 and 0.37% in 2012	—	152,000
Foreign denominated debt, average rate of 4.4% in 2013 and 5.5% in 2012	35,268	20,358
Other notes	13,078	14,217
Total debt	981,458	1,373,062
Less current portion and short-term notes	35,201	273,608
Long-term debt	$946,257	$1,099,454

The Company currently operates a $350,000 commercial paper program, supported by a committed bank credit facility of the same amount. In October 2012, the Company entered into an amended and restated credit agreement for that facility with a syndicate of eight banks. The bank credit facility is committed through October 2017. If circumstances were to prevent the Company from issuing commercial paper, it has the contractual right to draw funds directly on the underlying bank credit facility. Outstanding commercial paper totaled $0 and $152,000 at December 31, 2013 and 2012, respectively.

During 2013, the Company repatriated a total of $260,000 of accumulated offshore cash, using $135,000 to pay off the balance of the term loan entered into in connection with the Tegrant acquisition in November 2011. The remainder of the repatriated cash was utilized to pay down commercial paper. The Company utilized cash on hand to fund the repayment of its 6.5% debentures upon their maturity in November 2013.

At December 31, 2013, the Company had approximately $122,000 available under unused short-term lines of credit. These short-term lines of credit are for general Company purposes, with interest at mutually agreed-upon rates.

Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires the Company to maintain a minimum level of interest coverage, and a minimum level of net worth, as defined. As of December 31, 2013, the Company had substantial tolerance above the minimum levels required under these covenants.

The principal requirements of debt maturing in the next five years are: 2014 – $35,201; 2015 – $1,815; 2016 – $76,897; 2017 – $1,705 and 2018 – $1,685.

F13

9. Financial instruments and derivatives

The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments where the carrying amount differs from the fair value.

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$946,257	$999,247	$1,099,454	$1,214,292

The carrying value of cash and cash equivalents, short-term debt and long-term variable-rate debt approximates fair value. The fair value of long-term debt is based on recent trade information in the financial markets of the Company’s public debt or is determined by discounting future cash flows using interest rates available to the Company for issues with similar terms and maturities. It is considered a Level 2 fair value measurement.

Cash flow hedges

At December 31, 2013 and 2012, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. To the extent considered effective, the changes in fair value of these contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which the hedged item impacts earnings. The Company has determined all hedges to be highly effective and as a result no material ineffectiveness has been recorded.

Commodity cash flow hedges

The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas and aluminum. At December 31, 2013, natural gas swaps covering approximately 6.7 million MMBTUs were outstanding. These contracts represent approximately 56% and 28% of anticipated U.S. and Canadian usage for 2014 and 2015, respectively. Additionally, the Company had swap contracts covering 6,650 metric tons of aluminum, representing approximately 34% of anticipated usage for 2014. The total fair values of the Company’s commodity cash flow hedges were in net loss positions totaling $(330) and $(6,286) at December 31, 2013 and 2012, respectively. The amount of the loss included in accumulated other comprehensive loss at December 31, 2013, expected to be reclassified to the income statement during the next twelve months is $(689).

Foreign currency cash flow hedges

The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases forecasted to occur in 2014. The net positions of these contracts at December 31, 2013, were as follows:

Currency	Action	Quantity
Colombian peso	Purchase	14,773,186
Mexican peso	Purchase	273,681
Canadian dollar	Purchase	52,973
Turkish lira	Purchase	6,604
British pound	Purchase	4,153
Polish zloty	Purchase	2,651
New Zealand dollar	Sell	(3,123)
Australian dollar	Sell	(6,405)
Euro	Sell	(7,459)

The total net fair values of the Company’s foreign currency cash flow hedges were $(97) and $(4,483) at December 31, 2013 and 2012, respectively. During 2013 and 2012, certain foreign currency cash flow hedges related to construction in progress were settled as the capital expenditures were made. Losses totaling $(81) and $(26) were reclassified from accumulated other comprehensive loss and netted against the carrying value of the capitalized expenditures during the years ended December 31, 2013 and 2012, respectively. The amount of the loss included in accumulated other comprehensive loss at December 31, 2013, expected to be reclassified to the income statement during the next twelve months is $(119).

Other derivatives

The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and existing foreign currency denominated receivables and payables. The Company does not apply hedge accounting treatment under ASC 815 for these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur. The net positions of these contracts at December 31, 2013, were as follows:

Currency	Action	Quantity
Colombian peso	Purchase	17,172,892
Mexican peso	Purchase	164,010
Canadian dollar	Purchase	13,894
British pound	Purchase	6,105
Euro	Sell	(2,284)

The fair value of the Company’s other derivatives was $415 and $708 at December 31, 2013 and 2012, respectively.

The Company has determined all derivatives for which it has applied hedge accounting under ASC 815 to be highly effective and as a result no material ineffectiveness has been recorded during the periods presented.

FORM 10-K SONOCO 2013 ANNUAL REPORT	F14

The following table sets forth the location and fair values of the Company’s derivative instruments:

		Fair Value at December 31
Description	Balance Sheet Location	2013	2012
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$535	$201
Commodity Contracts	Other assets	$363	$—
Commodity Contracts	Accrued expenses and other	$(1,228)	$(4,760)
Commodity Contracts	Other liabilities	$—	$(1,727)
Foreign Exchange Contracts	Prepaid expenses	$896	$725
Foreign Exchange Contracts	Accrued expenses and other	$(993)	$(5,208)
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Prepaid expenses	$468	$679
Foreign Exchange Contracts	Other Assets	$—	$36
Foreign Exchange Contracts	Accrued expenses and other	$(53)	$(7)

While certain of the Company’s derivative contract arrangements with its counterparties provide for the ability to settle contracts on a net basis, the Company reports its derivative positions on a gross basis. There are no collateral arrangements or requirements in these agreements.

The following table sets forth the effect of the Company’s derivative instruments on financial performance for the twelve months ended December 31, 2013, excluding the losses on foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$5,928	Net sales	$4,603	Net sales	$—
		Cost of sales	$(2,996)	Cost of sales	$—
Commodity Contracts	$488	Cost of sales	$(5,455)	Cost of sales	$13

		Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts		Cost of sales	$(235)
		Selling, general and administrative	$(58)

F15

The following table sets forth the effect of the Company’s derivative instruments on financial performance for the twelve months ended December 31, 2012, excluding the gains on foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$(3,914)	Net sales	$336	Net sales	$—
		Cost of sales	$870	Cost of sales	$—
Commodity Contracts	$1,891	Cost of sales	$(5,639)	Cost of sales	$(35)

		Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts		Cost of sales	$1,414
		Selling, general and administrative	$40

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

The following tables set forth information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis:

Description	December 31, 2013	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(330)	$—	$(330)	$—
Foreign exchange contracts	(97)	—	(97)	—
Non-hedge derivatives, net:
Foreign exchange contracts	415	—	415	—
Deferred compensation plan assets	859	859	—	—
Postretirement benefit plan assets:
Mutual funds (a)	789,863	139,657	650,206	—
Fixed income securities (b)	358,643	—	358,643	—
Common stocks	64,182	64,182	—	—
Short-term investments (c)	15,825	12,673	3,152	—
Hedge fund of funds (d)	78,389	—	78,389	—
Real estate funds (e)	45,169	—	45,169	—
Cash and accrued income	2,427	2,427	—	—
Forward contracts	(67)	—	(67)	—
Total postretirement benefit plan assets	$1,354,431	$218,939	$1,135,492	$—

FORM 10-K SONOCO 2013 ANNUAL REPORT	F16

Description	December 31, 2012	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(6,286)	$—	$(6,286)	$—
Foreign exchange contracts	(4,483)	—	(4,483)	—
Non-hedge derivatives, net:
Foreign exchange contracts	708	—	708	—
Deferred compensation plan assets	2,585	2,585	—	—
Postretirement benefit plan assets:
Mutual funds (a)	871,988	62,274	809,714	—
Fixed income securities (b)	226,828	—	226,828	—
Common stocks	61,756	61,756	—	—
Short-term investments (c)	8,857	3,834	5,023	—
Hedge fund of funds (d)	71,685	—	71,685	—
Real estate funds (e)	45,892	—	45,892	—
Cash and accrued income	2,048	2,048	—	—
Forward contracts	(485)	—	(485)	—
Total postretirement benefit plan assets	$1,288,569	$129,912	$1,158,657	$—
(a)	Mutual fund investments are comprised predominantly of equity securities of U.S. corporations with large capitalizations and also include funds invested in corporate equities in international and emerging markets and funds invested in long-term bonds.
(b)	Fixed income securities include funds that invest primarily in U.S. Treasuries and long-term bonds.
(c)	This category includes several money market funds used for managing overall liquidity.
(d)	This category includes investments in a number of funds representing a variety of strategies intended to diversify risks and reduce volatility. It includes event-driven credit and equity investments targeted at economic policy decisions, long and short positions in U.S. and international equities, arbitrage investments and emerging market equity investments.
(e)	This category includes investments in real estate funds (including office, industrial, residential and retail) primarily throughout the United States.

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

The Company does not currently have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company’s financial assets or liabilities is measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the years ended December 31, 2013 or 2012.

11. Share-based compensation plans

The Company provides share-based compensation to certain employees and non-employee directors in the form of stock appreciation rights, restricted stock units and other share-based awards. Awards issued prior to 2009 were issued pursuant to the 1991 Key Employee Stock Plan (the “1991 Plan”) or the 1996 Non-Employee Directors Stock Plan (the “1996 Plan”). Awards issued from 2009 through 2011 were issued pursuant to the Sonoco Products Company 2008 Long-Term Incentive Plan (the “2008 Plan”). Awards issued from 2012 onward were issued pursuant to the Sonoco Products Company 2012 Long-Term Incentive Plan (the “2012 Plan”) , which became effective upon approval by the shareholders on April 18, 2012. The maximum number of shares of common stock that may be issued under the 2012 Plan was set at 10,500,000 shares, subject to certain adjustments, which includes all awards that were granted, forfeited or expired during 2012 under all previous plans. At December 31, 2013, a total of 5,013,920 shares remain available for future grant under the 2012 Plan. After the effective date of the 2012 Plan, no awards may be granted under any previous plan. The Company issues new shares for stock appreciation right exercises and stock unit conversions. Although the Company from time to time has repurchased shares to replace its authorized shares issued under its stock compensation plans, there is no specific schedule or policy to do so. The Company’s stock-based awards to non-employee directors have not been material.

Accounting for share-based compensation

For stock appreciation rights granted to retiree-eligible employees, the service completion date is assumed to be the grant date; therefore, expense associated with share-based compensation to these employees is recognized at that time.

F17

Total compensation cost for share-based payment arrangements was $11,472, $8,851 and $12,102, for 2013, 2012 and 2011, respectively. The related tax benefit recognized in net income was $4,163, $3,113, and $4,421, for the same years, respectively. Share-based compensation expense is included in “Selling, general and administrative expenses” in the Consolidated Statements of Income.

An “excess” tax benefit is created when the tax deduction for an exercised stock appreciation right, exercised stock option or converted stock unit exceeds the compensation cost that has been recognized in income. The excess tax benefit is not recognized on the income statement, but rather on the balance sheet as “Capital in excess of stated value.” The additional net excess tax benefit realized was $12,456, $2,682 and $4,018 for 2013, 2012 and 2011, respectively.

Stock appreciation rights

The Company typically grants stock appreciation rights (SARs) annually on a discretionary basis to key employees. In 2006, the Company began to grant SARs instead of stock options. SARs are granted at market, vest over 1 year, have seven-year terms and can be settled only in stock. Prior to 2006, stock options were granted at market (had an exercise price equal to the closing market price on the date of grant), had 10-year terms and vested over one year. Both SARs and stock options are exercisable upon vesting. On February 13, 2013, the Company granted to employees a total of 852,157 stock-settled SARs. All SARs were granted at the closing market price on the date of grant. As of December 31, 2013, unrecognized compensation cost related to nonvested SARs totaled $198. This cost will be recognized over the remaining weighted-average vesting period of approximately two months.

The weighted-average fair value of SARs granted was $4.56, $6.57 and $8.42 per share in 2013, 2012 and 2011, respectively. The Company computed the estimated fair values of all SARs using the Black-Scholes option-pricing model applying the assumptions set forth in the following table:

	2013	2012	2011
Expected dividend yield	3.9%	3.5%	3.1%
Expected stock price volatility	24.7%	32.3%	33.8%
Risk-free interest rate	0.6%	0.6%	2.1%
Expected life of SARs	4 years	4 years	4 years

The assumptions employed in the calculation of the fair value of SARs were determined as follows:

•	Expected dividend yield – the Company’s annual dividend divided by the stock price at the time of grant.
•	Expected stock price volatility – based on historical volatility of the Company’s common stock measured weekly for a time period equal to the expected life.
•	Risk-free interest rate – based on U.S. Treasury yields in effect at the time of grant for maturities equal to the expected life.
•	Expected life – calculated using the simplified method as prescribed in U.S. GAAP, where the expected life is equal to the sum of the vesting period and the contractual term divided by two.

The following tables summarize information about stock options and SARs outstanding and exercisable at December 31, 2013. At December 31, 2013, the fair market value of the Company’s stock used to calculate intrinsic value was $41.72 per share.

	Options and SARs Vested and Expected to Vest
Range of Exercise Prices	Number Outstanding	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price	Aggregate Intrinsic Value
$23.69 - $28.48	802,260	2.1 years	$26.91	$11,884
$29.30 - $32.03	1,100,792	4.9 years	$31.39	$11,374
$32.85 - $43.83	1,101,635	4.3 years	$34.76	$7,670

$23.69 - $43.83	3,004,687	3.9 years	$31.43	$30,928

	Options and SARs Exercisable
Range of Exercise Prices	Number Exercisable	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price	Aggregate Intrinsic Value
$23.69 - $28.48	802,260	2.1 years	$26.91	$11,884
$29.30 - $32.03	262,185	1.1 years	$29.33	$3,248
$32.85 - $43.83	1,101,635	4.3 years	$34.76	$7,670

$23.69 - $43.83	2,166,080	3.1 years	$31.20	$22,802

The activity related to the Company’s stock options and SARs is as follows:

	Nonvested	Vested	Total	Weighted- average Exercise Price
Outstanding, December 31, 2012	726,510	4,324,230	5,050,740	$30.63
Vested	(726,510)	726,510	—
Granted	852,157	—	852,157	$32.03
Exercised	—	(2,326,215)	(2,326,215)	$29.44
Forfeited/Expired	(13,550)	(558,445)	(571,995)	$33.10

Outstanding, December 31, 2013	838,607	2,166,080	3,004,687	$31.43

The aggregate intrinsic value of options and SARs exercised during the years ended December 31, 2013, 2012 and 2011 was $13,838, $4,193 and $10,123, respectively. Cash received by the Company on option exercises was $15,781, $9,739 and $21,253 for the same years, respectively.

Performance-based stock awards

The Company typically grants performance contingent restricted stock units (PCSUs) annually on a discretionary basis to certain of its executives and other members of its management team. Both the ultimate number of PCSUs awarded and the vesting period are dependent upon the degree to which performance targets are

FORM 10-K SONOCO 2013 ANNUAL REPORT	F18

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

For the awards granted in 2013 and 2012, the total PCSUs that could ultimately vest ranges from 311,913 to 935,738. The 2013 awards can range from 151,045 to 453,135 units and are tied to the three-year period ending December 31, 2015. The 2012 awards can range from 160,868 to 482,603 units and are tied to the three-year period ending December 31, 2014.

The three-year performance cycle for the 2011 awards was completed on December 31, 2013. Based on performance, only 123,413 stock units will be awarded, which was the minimum provided for under the award, and did not qualify for accelerated vesting. Therefore, half of these stock units will vest on December 31, 2014 and the remaining half will vest on December 31, 2015.

Noncash stock-based compensation associated with PCSUs totaled $4,427, $2,164 and $5,354 for 2013, 2012 and 2011, respectively. As of December 31, 2013, there was approximately $9,160 of total unrecognized compensation cost related to nonvested PCSUs. This cost is expected to be recognized over a weighted-average period of 20 months.

Restricted stock awards

From time to time, the Company grants awards of restricted stock units to certain of the Company’s executives. These awards normally vest over a five-year period with one-third vesting on each of the third, fourth and fifth anniversaries of the grant, but may vest over a shorter period in some circumstances. An executive must be actively employed by the Company on the vesting date for shares to be issued. However, in the event of the executive’s death, disability or retirement prior to full vesting, shares will be issued on a pro rata basis up through the time the executive’s employment ceases. Participants can elect to defer receipt. Once vested, these awards do not expire. As of December 31, 2013, a total of 221,434 restricted stock units remained outstanding, 75,876 of which were vested. During 2013, 34,925 restricted stock units vested and 93,400 restricted stock units were granted. Noncash stock-based compensation associated with restricted stock grants totaled $1,358, $869 and $365 for 2013, 2012 and 2011, respectively. As of December 31, 2013, there was $2,781 of total unrecognized compensation cost related to nonvested restricted stock units. This cost is expected to be recognized over a weighted-average period of 21 months.

The activity related to the PCSUs and restricted stock units is as follows:

	Nonvested	Vested	Total	Average Grant Date Fair Value Per Share
Outstanding, December 31, 2012	492,114	1,178,903	1,671,017	$27.83
Granted	445,098	—	445,098	$28.90
Performance adjustments	(112,536)	(4)	(112,540)	$31.82
Vested	(37,368)	37,368	—
Converted	—	(956,802)	(956,802)	$25.87
Dividend equivalents	5,621	29,271	34,892	$36.13

Outstanding, December 31, 2013	792,929	288,736	1,081,665	$29.85

Deferred compensation plans

Certain officers and directors of the Company may elect to defer a portion of their compensation in the form of stock units. Units are granted as of the day the cash compensation would have otherwise been paid using the closing price of the Company’s common stock on that day. The units immediately vest and earn dividend equivalents. Units are distributed in the form of common stock upon retirement over a period elected by the employee or director. Cash compensation totaling $984 was deferred as stock units during 2013, resulting in 28,647 units being granted.

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

F19

The components of net periodic benefit cost include the following:

	2013	2012	2011
Retirement Plans
Service cost	$25,198	$23,551	$20,796
Interest cost	67,235	69,928	70,869
Expected return on plan assets	(86,545)	(83,758)	(84,015)
Amortization of net transition obligation	438	483	464
Amortization of prior service cost	569	409	335
Amortization of net actuarial loss	43,776	37,904	24,911
Effect of settlement loss	1,947	70	—
Other	—	—	92
Net periodic benefit cost	$52,618	$48,587	$33,452
Retiree Health and Life Insurance Plans
Service cost	$891	$820	$1,016
Interest cost	942	1,120	1,583
Expected return on plan assets	(1,510)	(1,526)	(1,446)
Amortization of prior service credit	(2,969)	(6,491)	(7,882)
Amortization of net actuarial loss	—	(2)	927
Net periodic benefit income	$(2,646)	$(6,079)	$(5,802)

The following tables set forth the Plans’ obligations and assets at December 31:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2013	2012	2013	2012
Change in Benefit Obligation
Benefit obligation at January 1	$1,734,556	$1,544,730	$32,581	$38,097
Service cost	25,198	23,551	891	820
Interest cost	67,235	69,928	942	1,120
Plan participant contributions	528	609	1,040	1,229
Plan amendments	1,927	648	—	—
Actuarial loss/(gain)	(137,365)	163,194	(4,349)	(4,540)
Benefits paid	(90,403)	(84,150)	(3,542)	(4,158)
Impact of foreign exchange rates	(836)	11,854	(42)	13
Effect of settlements	(4,382)	—	—	—
Other	—	4,192	—	—
Benefit obligation at December 31	$1,596,458	$1,734,556	$27,521	$32,581

	Retirement Plans		Retiree Health and Life Insurance Plans
	2013	2012	2013	2012
Change in Plan Assets
Fair value of plan assets at January 1	$1,267,386	$1,129,042	$21,183	$20,716
Actual return on plan assets	134,229	152,907	2,795	2,704
Company contributions	31,591	65,362	1,126	777
Plan participant contributions	528	609	1,040	1,229
Benefits paid	(90,403)	(84,150)	(3,542)	(4,158)
Impact of foreign exchange rates	(952)	9,453	—	—
Effect of settlements	(4,382)	—	—	—
Expenses paid	(6,063)	(5,837)	(105)	(85)
Fair value of plan assets at December 31	$1,331,934	$1,267,386	$22,497	$21,183
Funded Status of the Plans	$(264,524)	$(467,170)	$(5,024)	$(11,398)

	Retirement Plans		Retiree Health and Life Insurance Plans
	2013	2012	2013	2012
Total Recognized Amounts in the Consolidated Balance Sheets
Noncurrent assets	$7,374	$—	$—	$—
Current liabilities	(13,034)	(16,068)	(801)	(1,250)
Noncurrent liabilities	(258,864)	(451,102)	(4,223)	(10,148)
Net liability	$(264,524)	$(467,170)	$(5,024)	$(11,398)

Items not yet recognized as a component of net periodic pension cost that are included in Accumulated Other Comprehensive Loss (Income) as of December 31, 2013 and 2012, are as follows:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2013	2012	2013	2012
Net actuarial loss	$518,275	$742,579	$(3,178)	$2,349
Prior service cost/(credit)	3,991	2,658	(1,438)	(4,407)
Net transition obligation	470	975	—	—
	$522,736	$746,212	$(4,616)	$(2,058)

FORM 10-K SONOCO 2013 ANNUAL REPORT	F20

The amounts recognized in Other Comprehensive Loss/(Income) during December 31, 2013 and 2012 include the following:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2013	2012	2013	2012
Adjustments arising during the period:
Net actuarial loss/(gain)	$(178,648)	$100,349	$(5,527)	$(5,633)
Prior service cost/(credit)	1,902	649	—	—
Net settlements/curtailments	(1,947)	—	—	—
Reversal of amortization:
Net actuarial loss	(43,776)	(37,904)	—	2
Prior service cost/(credit)	(569)	(409)	2,969	6,491
Net transition obligation	(438)	(483)	—	—
Total recognized in other comprehensive loss/(income)	$(223,476)	$62,202	$(2,558)	$860
Total recognized in net periodic benefit cost and other comprehensive loss/(income)	$(170,858)	$110,789	$(5,204)	$(5,219)

Of the amounts included in Accumulated Other Comprehensive Loss/(Income) as of December 31, 2013, the portions the Company expects to recognize as components of net periodic benefit cost in 2013 are as follows:

	Retirement Plans	Retiree Health and Life Insurance Plans
Net actuarial loss	$25,726	$(100)
Prior service cost/(credit)	673	(1,384)
Net transition obligation	424	—
	$26,823	$(1,484)

The accumulated benefit obligation for all defined benefit plans was $1,539,382 and $1,665,597 at December 31, 2013 and 2012, respectively.

The projected benefit obligation (PBO), accumulated benefit obligation (ABO) and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were, $1,510,804, $1,461,700 and $1,238,906, respectively, as of December 31, 2013, and $1,734,556, $1,665,597 and $1,267,385, respectively, as of December 31, 2012.

The following table sets forth the Company’s projected benefit payments for the next ten years:

Year	Retirement Plans	Retiree Health and Life Insurance Plans
2014	$85,789	$2,845
2015	$86,449	$3,014
2016	$84,736	$2,987
2017	$87,218	$2,885
2018	$89,752	$2,759
2019-2023	$484,517	$10,858

Assumptions

The following tables set forth the major actuarial assumptions used in determining the PBO, ABO and net periodic cost:

Weighted-average assumptions used to determine benefit obligations at December 31	U.S. Retirement Plans	U.S. Retiree Health and Life Insurance Plans	Foreign Plans
Discount Rate
2013	4.78%	4.03%	3.25-4.97%
2012	3.90%	3.16%	3.50-4.40%
Rate of Compensation Increase
2013	3.99%	3.44%	2.50-4.00%
2012	4.29%	3.51%	2.50-3.50%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31	U.S. Retirement Plans	U.S. Retiree Health and Life Insurance Plans	Foreign Plans
Discount Rate
2013	3.90%	3.16%	3.50-4.40%
2012	4.45%	3.76%	4.36-5.31%
2011	5.21%	4.37%	4.40-6.00%
Expected Long-term Rate of Return
2013	7.65%	7.42%	3.50-5.75%
2012	7.79%	7.52%	3.75-6.25%
2011	7.79%	8.00%	3.75-7.40%
Rate of Compensation Increase
2013	4.29%	3.51%	2.50-3.50%
2012	4.63%	4.15%	2.50-3.50%
2011	4.49%	4.29%	2.50-4.50%

The Company adjusts its discount rates at the end of each fiscal year based on yield curves of high-quality debt instruments over durations that match the expected benefit payouts of each plan. The expected long-term rate of return assumption is based on the Company’s current and expected future portfolio mix by asset class,

F21

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

Healthcare Cost Trend Rate	Pre-age 65	Post-age 65
2013	8.00%	8.00%
2012	8.00%	8.30%

Ultimate Trend Rate	Pre-age 65	Post-age 65
2013	5.60%	5.60%
2012	6.15%	6.16%

Year at which the Rate Reaches the Ultimate Trend Rate	Pre-age 65	Post-age 65
2013	2045	2045
2012	2045	2045

Increasing the assumed trend rate for healthcare costs by one percentage point would increase the accumulated postretirement benefit obligation (the APBO) and total service and interest cost component approximately $425 and $56, respectively. Decreasing the assumed trend rate for healthcare costs by one percentage point would decrease the APBO and total service and interest cost component approximately $390 and $50, respectively. Based on amendments to the U.S. plan approved in 1999, which became effective in 2003, cost increases borne by the Company are limited to the Urban CPI, as defined.

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

Also during 2009, the Company amended its U.S. Retiree Medical and Life Insurance Plan to freeze the Company subsidy for both pre- and post-Medicare retiree medical coverage at 2009 levels effective January 1, 2010, and to eliminate any early retirement reduction factor applied to the Company subsidy for pre-Medicare coverage for current retirees as of December 31, 2009. In addition, the Company will no longer provide post-Medicare retiree medical coverage to its active employees or post-1981 retirees, except for certain union groups. The impact of these changes was an overall reduction in the accumulated postretirement benefit obligation of $17,625, which was amortized over a period of 3.3 years. The benefit from the amortization of these prior service credits ended during 2013.

Retirement plan assets

The following table sets forth the weighted-average asset allocations of the Company’s retirement plans at December 31, 2013 and 2012, by asset category.

Asset Category		U.S.	U.K.	Canada
Equity securities	2013 2012	53.2% 52.1%	53.9% 67.3%	64.0% 66.0%

Debt securities	2013 2012	34.5% 36.0%	44.8% 31.9%	35.4% 32.7%

Alternative	2013 2012	12.0% 11.8%	—% —%	—% —%

Cash and short-term investments	2013 2012	0.3% 0.1%	1.3% 0.8%	0.6% 1.3%
Total	2013	100.0%	100.0%	100.0%
	2012	100.0%	100.0%	100.0%

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

At December 31, 2013, postretirement benefit plan assets totaled $1,331,934, of which $1,010,798 were assets of the U.S. Defined Benefit Plan.

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

FORM 10-K SONOCO 2013 ANNUAL REPORT	F22

United Kingdom defined benefit plan

The equity investments consist of direct ownership and funds and are diversified among U.K. and international stocks of small and large capitalizations. The current target allocation (midpoint) for the investment portfolio is: Equity Securities – 54%, Debt Securities – 45%, Alternative – 0% and Cash – 1%.

Canada defined benefit plan

The equity investments consist of direct ownership and funds and are diversified among Canadian and international stocks of primarily large capitalizations and short to intermediate duration corporate and government bonds. The current target allocation (midpoint) for the investment portfolio is: Equity Securities – 60%, Debt Securities – 40%, Alternative –0% and Cash – 0%.

Retiree health and life insurance plan assets

The following table sets forth the weighted-average asset allocations by asset category of the Company’s retiree health and life insurance plan.

Asset Category	December 31, 2013	December 31, 2012
Equity securities	59.1%	54.6%
Debt securities	34.0%	37.9%
Alternative	6.6%	7.1%
Cash	0.3%	0.4%
Total	100.0%	100.0%

Contributions

Based on current actuarial estimates, the Company anticipates that the total contributions to its retirement plans and retiree health and life insurance plans will be approximately $67,000 in 2014. No assurances can be made, however, about funding requirements beyond 2014, as they will depend largely on actual investment returns and future actuarial assumptions.

Sonoco Savings Plan

The Sonoco Savings Plan is a defined contribution retirement plan provided for the Company’s U.S. employees. The plan provides for participant contributions of 1% to 30% of gross pay. Since January 1, 2010, the Company has matched 50% on the first 4% of compensation contributed by the participant as pretax contributions. The Company’s expenses related to the plan for 2013, 2012 and 2011 were approximately $10,700, $8,920 and $8,670, respectively.

Sonoco Investment and Retirement Plan

The Sonoco Investment and Retirement Plan (SIRP) is a defined contribution pension plan provided for the Company’s salaried and non-union U.S. employees who were hired on or after January 1, 2004, or those former participants in the Company’s U.S. qualified defined benefit pension plan who elected to transfer into the SIRP under a one-time option effective January 1, 2010. The Company makes an annual contribution of 4% of all eligible pay plus 4% of eligible pay in excess of the Social Security wage base to eligible participant accounts. Participants are fully vested after five years of service or upon reaching age 55, if earlier. The Company’s expenses related to the plan for 2013, 2012 and 2011 were approximately $11,974, $10,350 and $9,200, respectively. Cash contributions to the SIRP totaled $9,290, $8,920 and $8,568 in 2013, 2012 and 2011, respectively.

Other plans

The Company also provides retirement and postretirement benefits to certain other non-U.S. employees through various Company-sponsored and local government sponsored defined contribution arrangements. For the most part, the liabilities related to these arrangements are funded in the period they arise. The Company’s expenses for these plans were not material for all years presented.

13. Income taxes

The provision for taxes on income for the years ended December 31 consists of the following:

	2013	2012	2011
Pretax income
Domestic	$217,305	$202,594	$208,588
Foreign	87,264	84,480	75,818
Total pretax income	$304,569	$287,074	$284,406
Current
Federal	$32,691	$57,424	$27,920
State	2,207	5,891	5,910
Foreign	25,089	22,123	34,794
Total current	$59,987	$85,438	$68,624
Deferred
Federal	$33,937	$13,552	$34,992
State	4,080	6,303	6,249
Foreign	(1,801)	(1,534)	(31,442)
Total deferred	$36,216	$18,321	$9,799
Total taxes	$96,203	$103,759	$78,423

Deferred tax liabilities/(assets) are comprised of the following at December 31:

	2013	2012
Depreciation	$117,752	$109,973
Intangibles	161,707	156,859
Gross deferred tax liabilities	$279,459	$266,832
Retiree health benefits	$(7,468)	$(6,661)
Foreign loss carryforwards	(83,033)	(89,115)
U.S. Federal loss carryforwards	(19,553)	(26,967)
Capital loss carryforwards	(3,053)	(3,769)
Employee benefits	(120,551)	(215,907)
Accrued liabilities and other	(79,574)	(83,336)
Gross deferred tax assets	$(313,232)	$(425,755)
Valuation allowance on deferred tax assets	$60,856	$61,563
Total deferred taxes, net	$27,083	$(97,360)

Federal operating loss carryforwards of approximately $55,800 remain from the Tegrant acquisition. The use of these losses is limited by U.S. tax law, but it is expected that these losses will be fully utilized prior to their expiration. These carryforwards expire at various times between 2023 and 2031, depending on the year incurred. The Company does not have any other U.S. federal

F23

operating loss carryforwards. Foreign subsidiary loss carryforwards of approximately $335,000 remain at December 31, 2013. Their use is limited to future taxable earnings of the respective foreign subsidiaries. Approximately $246,000 of these loss carryforwards do not have an expiration date. Of the remaining foreign subsidiary loss carryforwards, approximately $32,000 expire within the next five years and approximately $57,000 expire between 2019 and 2033. Approximately $13,900 of state loss carryforwards and $15,300 of state credit carryforwards remain at December 31, 2013. These state loss and credit carryforwards are limited to future taxable earnings of the respective legal entity and expire between 2014 and 2028.

A reconciliation of the U.S. federal statutory tax rate to the actual consolidated tax expense is as follows:

	2013		2012		2011
Statutory tax rate	$106,599	35.0%	$100,476	35.0%	$99,542	35.0%
State income taxes, net of federal tax benefit	6,146	2.0	4,444	1.5%	6,370	2.2%
Valuation allowance	(747)	(0.2)	5,201	1.8%	(20,533)	(7.2)%
Tax examinations including change in reserve for uncertain tax positions	(1,421)	(0.5)	424	0.1%	6,313	2.2%
Change in estimates related to prior years	(672)	(0.2)	(2,111)	(0.7)%	(1,006)	(0.4)%
Foreign earnings taxed at other than U.S. rates	(6,639)	(2.1)	(8,224)	(2.9)%	(9,730)	(3.4)%
U.S. taxes on dividends from foreign subsidiaries	—	—	11,744	4.1%	—	—%
Effect of tax rate changes enacted during the year	(915)	(0.3)	(1,399)	(0.5)%	(952)	(0.3)%
Deduction related to qualified production activities	(3,819)	(1.3)	(4,325)	(1.5)%	(2,860)	(1.0)%
Other, net	(2,329)	(0.8)	(2,471)	(0.8)%	1,279	0.4%
Total taxes	$96,203	31.6%	$103,759	36.1%	$78,423	27.5%

The change in “Tax examinations including change in reserve for uncertain tax positions” is shown net of associated deferred taxes and accrued interest. Included in the change are net increases of approximately $4,500, $4,300 and $9,800 for uncertain items arising in 2013, 2012 and 2011, respectively. Also included are adjustments related to prior year items, primarily decreases related to lapses of statutes of limitations in international, federal and state jurisdictions as well as overall changes in facts and judgment. These adjustments decreased the reserve by a total of approximately $(5,400), $(3,800) and $(3,500) in 2013, 2012 and 2011, respectively.

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

During 2012, the Company initiated a repatriation of approximately $260,000 of cash from certain foreign subsidiaries and accrued the U.S. tax liability associated with these payments, most of which were a return of capital, at that time. The repatriation was completed in 2013.

Undistributed earnings of international subsidiaries totaled $574,500 at December 31, 2013. Deferred taxes have not been provided on the undistributed earnings, as the Company considers these amounts to be indefinitely reinvested to finance the growth and expansion of its international operations. Computation of the potential deferred tax liability associated with those unremitted earnings deemed to be indefinitely reinvested is not practicable. If such amounts were remitted, loaned to the Company, or the stock in the foreign subsidiaries sold, these earnings could become subject to tax.

Reserve for uncertain tax positions

The following table sets forth the reconciliation of the gross amounts of unrecognized tax benefits at the beginning and ending of the periods indicated:

	2013	2012	2011
Gross Unrecognized Tax Benefits at January 1	$31,300	$32,800	$28,100
Increases in prior years’ unrecognized tax benefits	1,100	4,300	600
Decreases in prior years’ unrecognized tax benefits	(1,800)	(4,200)	(1,600)
Increases in current year’s unrecognized tax benefits	4,100	4,300	11,200
Decreases in unrecognized tax benefits from the lapse of statutes of limitations	(5,300)	(4,700)	(4,500)
Settlements	(600)	(1,200)	(1,000)
Gross Unrecognized Tax Benefits at December 31	$28,800	$31,300	$32,800

Of the unrecognized tax benefit balances at December 31, 2013 and December 31, 2012, approximately $22,200 and $23,900, respectively, would have an impact on the effective tax rate if ultimately recognized.

Interest and/or penalties related to income taxes are reported as part of income tax expense. The Company had approximately $4,100 and $4,400 accrued for interest related to uncertain tax positions at December 31, 2013 and December 31, 2012, respectively. Tax expense for the year ended December 31, 2013, includes approximately $300 of interest benefit, which is comprised of an interest benefit of approximately $2,500 related to the expiration of statutes of limitations and other releases and interest expense of $2,200 on unrecognized tax benefits. The amounts listed above for accrued interest and interest expense do not reflect the benefit of a federal tax deduction which would be available if the interest were ultimately paid.

FORM 10-K SONOCO 2013 ANNUAL REPORT	F24

The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, or non-U.S., income tax examinations by tax authorities for years before 2009. With respect to state and local income taxes, the Company is no longer subject to examination prior to 2008, with few exceptions.

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

During the fourth quarter of 2005, the U.S. Environmental Protection Agency (EPA) notified U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, that U.S. Mills and NCR Corporation (NCR), an unrelated party, would be jointly held responsible to undertake a program to remove and dispose of certain PCB-contaminated sediments at a particular site on the lower Fox River in Wisconsin (the “Site”) which is now labeled by the EPA as Phase 1. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation of the Site. The Company has expensed a total of $17,650 ($12,500 in 2005 and $5,150 in 2007) for its estimated share of the total cleanup cost of the Site, and through December 31, 2013, has spent a total of $14,467. The remaining accrual of $3,183 represents the Company’s best estimate of what it is likely to pay to complete the Site project. However, the actual costs associated with cleanup of the Site are dependent upon many factors and it is possible that remediation costs could be higher than the current estimate of project costs. The Company acquired U.S. Mills in 2001, and the alleged contamination predates the acquisition.

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

On June 12, 2008, NCR and Appleton Papers, Inc. (API), as plaintiffs, commenced suit in the United States District Court for the Eastern District of Wisconsin (No. 8-CV-16-WCG) against U.S. Mills, as one of a number of defendants, seeking a declaratory judgment allocating among all the parties the costs and damages associated with the pollution and cleanup of the Lower Fox River. The suit also seeks damages from the defendants for amounts already spent by the plaintiffs, including natural resource damages, and future amounts to be spent by all parties with regard to the pollution and cleanup of the Lower Fox River. On December 16, 2009, the court issued an order which concluded that, under the equities of the case, NCR and API were not entitled to any contribution from U.S. Mills and other defendants, thereby granting the defendants’ motions for summary judgment and denying the plaintiffs’ motions for summary judgment. Subsequent to the December 2009 ruling, U.S. Mills and other defendants made motions to have the court rule that, on the same basis as the December 2009 ruling, NCR would be responsible for any costs that U.S. Mills and the other defendants might incur, past, present and future. These motions have been granted by the court. The orders in this case have been appealed to the United States Court of Appeals for the Seventh Circuit (7th Circuit). The Company believes that this suit will have a minimal, if any, impact on the total amount of the potential remediation costs associated with Operating Units 2 – 5, but it may have a substantial impact on U.S. Mills’ share of those costs. U.S. Mills plans to defend the suit vigorously.

On October 14, 2010, the EPA and WDNR filed suit against NCR, API, U.S. Mills and nine other defendants in the United States District Court for the Eastern District of Wisconsin (No. 10-CV-910-WCG) pursuant to Sections 106 and 107 of CERCLA. The plaintiffs seek to recover unreimbursed costs incurred for activities undertaken in response to the release and threatened release of hazardous substances from facilities at or near the Lower Fox River and Green Bay as well as damages for injury to, loss of, and destruction of natural resources resulting from such releases. The plaintiffs also seek a ruling that the defendants are liable for future response costs of the plaintiffs and requiring the defendants to comply with the unilateral Administrative Order for Remedial Action discussed above and in prior filings. The Company does not believe that the remedies sought in the suit materially expand the Company’s potential liability beyond what has been disclosed in this report or in the Company’s

F25

prior filings with the SEC. U.S. Mills has entered into a stipulation with the plaintiffs that, in exchange for U.S. Mills’ admitting that it is liable for discharging wastewater containing PCBs into the river, the plaintiffs would not seek an injunction in this proceeding against U.S. Mills requiring it to participate in the completion of the Fox River remediation. In June 2013 the court ordered some of the other defendants, including NCR but not U.S. Mills, to complete the remediation and the order has been appealed to the 7th Circuit. U.S. Mills plans to continue to defend its interests in the suit vigorously.

Since 2007, the Company has expensed a total of $60,825 for potential liabilities associated with the Fox River contamination (not including amounts expensed for remediation at the Site) and through December 31, 2013, has spent a total of $11,884, primarily on legal fees, leaving a reserve of $48,941 remaining at December 31, 2013 for potential liabilities associated with the Fox River contamination (not including amounts accrued for remediation at the Site). Because of the continuing uncertainties in the estimated costs of remediation and continuing uncertainties surrounding U.S. Mills’ allocable share, including a potentially favorable resolution, it is impossible to state with any reasonable degree of confidence that any estimate is a better estimate than the amount recorded. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional exposure to its consolidated financial position beyond what has been reserved is limited to the equity position of U.S. Mills, which was approximately $94,000 at December 31, 2013.

On November 8, 2011, the Company completed the acquisition of Tegrant. During its due diligence, the Company identified several potentially environmentally contaminated sites. The total remediation cost of these sites was estimated to be $18,850 at the time of the acquisition and an accrual in this amount was recorded on Tegrant’s opening balance sheet.

The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time.

As of December 31, 2013 and 2012, the Company (and its subsidiaries) had accrued $73,032 and $75,605, respectively, related to environmental contingencies. Of these, a total of $52,124 and $53,972 relate to U.S. Mills and $18,429 and $18,733 relate to Tegrant at December 31, 2013 and 2012, respectively. These accruals are included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets. U.S. Mills recognized a $40,825 benefit in 2008 from settlements reached and proceeds received on certain insurance policies covering the Fox River contamination. U.S. Mills’ two remaining insurance carriers are in liquidation. It is possible that U.S. Mills may recover from these carriers a small portion of the costs it ultimately incurs. U.S. Mills may also be able to reallocate some of the costs it incurs among other parties. There can be no assurance that such claims for recovery or reallocation would be successful and no amounts have been recognized in the consolidated financial statements of the Company for such potential recovery or reallocation.

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

Commitments

As of December 31, 2013, the Company had long-term obligations to purchase electricity and steam, which it uses in its production processes, as well as long-term purchase commitments for certain raw materials, principally old corrugated containers. These purchase commitments require the Company to make total payments of approximately $328,600, as follows: $70,000 in 2014; $64,500 in 2015; $67,300 in 2016, $50,400 in 2017 and a total of $76,400 from 2018 through 2023.

15. Shareholders’ equity and earnings per share

Stock repurchases

The Company occasionally repurchases shares of its common stock to satisfy employee tax withholding obligations in association with the exercise of stock appreciation rights and performance-based stock awards. These repurchases, which are not part of a publicly announced plan or program, totaled 575,845 shares during 2013, 126,765 shares during 2012, and 94,295 shares during 2011, at a cost of $22,187 and $4,167 and $3,145, respectively.

The Company’s Board of Directors has authorized the repurchase of up to 5,000,000 shares of the Company’s common stock, all of which were available to be repurchased as of December 31, 2012. During 2013, a total of 132,500 shares were purchased at a cost of $5,052. Accordingly, at December 31, 2013, a total of 4,867,500 shares remain available for repurchase.

FORM 10-K SONOCO 2013 ANNUAL REPORT	F26

Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:

	2013	2012	2011
Numerator:
Net income attributable to Sonoco	$219,113	$196,010	$217,517
Denominator:
Weighted average common shares outstanding	102,577,000	101,804,000	101,071,000
Dilutive effect of stock-based compensation	671,000	769,000	1,102,000
Diluted outstanding shares	103,248,000	102,573,000	102,173,000
Per common share:
Net income attributable to Sonoco:
Basic	$2.14	$1.93	$2.15
Diluted	$2.12	$1.91	$2.13

The Company paid dividends totaling $1.23, $1.19, and $1.15 per share in 2013, 2012 and 2011, respectively.

Certain stock appreciation rights to purchase shares of the Company’s common stock are not dilutive because the exercise price is greater than the market price of the stock at the end of the fiscal year or they have not fully vested. The average number of shares that were not dilutive and therefore not included in the computation of diluted income per share was as follows for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Anti-dilutive stock appreciation rights	1,100,233	2,440,270	1,753,451

These stock appreciation rights may become dilutive in future periods if the market price of the Company’s common stock appreciates. No adjustments were made to reported net income in the computation of earnings per share.

Noncontrolling interests

In April 2011, the Company acquired the remaining 49% interest in its 51%-owned subsidiary, Sonoco For Plas do Brazil Ltda., for $5,718 in cash. As a result of the transaction, the Company wrote off the $2,727 carrying amount of noncontrolling interest and recorded a reduction in Capital in excess of stated value of $2,991.

16. Segment reporting

The Company reports its financial results in four reportable segments – Consumer Packaging, Display and Packaging, Paper and Industrial Converted Products, and Protective Solutions.

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

Restructuring charges, asset impairment charges, insurance settlement gains, acquisition-related costs, interest expense and interest income are included in income before income taxes under “Corporate.”

F27

The following table sets forth financial information about each of the Company’s business segments:

	Years ended December 31
	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Corporate	Consolidated
Total Revenue
2013	$1,898,690	$525,494	$1,958,762	$574,982	$—	$4,957,928
2012	1,920,114	479,885	1,937,523	557,176	—	4,894,698
2011	1,982,989	472,935	1,996,221	158,936	—	4,611,081
Intersegment Sales[1]
2013	$5,157	$1,962	$99,882	$2,835	$—	$109,836
2012	7,493	2,253	96,696	2,127	—	108,569
2011	5,691	1,491	104,000	967	—	112,149
Sales to Unaffiliated Customers
2013	$1,893,533	$523,532	$1,858,880	$572,147	$—	$4,848,092
2012	1,912,621	477,632	1,840,827	555,049	—	4,786,129
2011	1,977,298	471,445	1,892,220	157,969	—	4,498,932
Income Before Income Taxes[2]
2013	$187,130	$23,617	$138,094	$37,273	$(81,545)	$304,569
2012	176,768	18,512	141,351	38,797	(88,354)	287,074
2011	191,475	21,733	138,207	15,228	(82,237)	284,406
Identifiable Assets[3]
2013	$1,282,726	$380,229	$1,290,353	$690,867	$335,116	$3,979,291
2012	1,298,381	358,225	1,316,606	711,555	491,298	4,176,065
2011	1,357,691	327,927	1,294,712	721,793	290,676	3,992,799
Depreciation, Depletion and Amortization[4]
2013	$74,127	$7,937	$82,392	$33,215	$—	$197,671
2012	75,556	7,692	83,329	33,826	—	200,403
2011	80,257	7,434	86,559	5,621	—	179,871
Capital Expenditures
2013	$48,770	$3,007	$88,556	$20,323	$11,786	$172,442
2012	58,284	3,302	112,298	14,757	26,221	214,862
2011	60,795	4,578	86,821	3,884	17,294	173,372
[1]	Intersegment sales are recorded at a market-related transfer price.
[2]	Included in Corporate are restructuring, asset impairment charges, acquisition-related charges and insurance settlement gains associated with the following segments:

	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Corporate	Total
2013	$14,003	$1,275	$6,785	$2,596	$159	$24,818
2012	9,638	1,692	12,787	3,732	519	28,368
2011	19,790	4,575	6,163	4,901	8,734	44,163

The remaining amounts reported as Corporate consist of interest expense and interest income.
[3]	Identifiable assets are those assets used by each segment in its operations. Corporate assets consist primarily of cash and cash equivalents, investments in affiliates, headquarters facilities, deferred income taxes and prepaid expenses.
[4]	Depreciation, depletion and amortization incurred at Corporate are allocated to the reportable segments.

FORM 10-K SONOCO 2013 ANNUAL REPORT	F28

Geographic regions

Sales to unaffiliated customers and long-lived assets by geographic region are as follows:

	2013	2012	2011
Sales to Unaffiliated Customers
United States	$3,231,135	$3,165,772	$2,821,043
Europe	751,806	768,667	777,200
Canada	299,243	338,657	385,805
All other	565,908	513,033	514,884
Total	$4,848,092	$4,786,129	$4,498,932
Long-lived Assets
United States	$1,878,728	$1,910,824	$1,884,897
Europe	288,407	275,884	279,969
Canada	205,095	229,129	253,057
All other	109,010	117,071	113,777
Total	$2,481,240	$2,532,908	$2,531,700

Sales are attributed to countries/regions based upon the plant location from which products are shipped. Long-lived assets are comprised of property, plant and equipment, goodwill, intangible assets and investment in affiliates (see Notes 6 and 7).

17. Accumulated other comprehensive loss

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable, for the years ended December 31, 2013 and 2012:

	Foreign Currency Items	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$(21,277)	$(430,835)	$(8,187)	$(460,299)
Other comprehensive income/(loss) before reclassifications	24,511	(61,809)	(1,200)	(38,498)
Amounts reclassified from accumulated other comprehensive loss to net income	—	20,311	2,634	22,945
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	26	26
Other comprehensive income/(loss)	24,511	(41,498)	1,460	(15,527)
Balance at December 31, 2012	$3,234	$(472,333)	$(6,727)	$(475,826)
Other comprehensive income/(loss) before reclassifications	(28,386)	111,269	3,992	86,875
Amounts reclassified from accumulated other comprehensive loss to net income	—	27,958	2,392	30,350
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	81	81
Other comprehensive income/(loss)	(28,386)	139,227	6,465	117,306
Balance at December 31, 2013	$(25,152)	$(333,106)	$(262)	$(358,520)

F29

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Twelve Months Ended December 31, 2013	Twelve Months Ended December 31, 2012	Affected Line Item in the Consolidated Statements of Net Income
Gains and losses on cash flow hedges
Foreign exchange contracts	$4,603	$336	Net Sales
Foreign exchange contracts	(2,996)	870	Cost of sales
Commodity contracts	(5,455)	(5,639)	Cost of sales
	(3,848)	(4,433)	Total before tax
	1,456	1,799	Tax benefit
	$(2,392)	$(2,634)	Net of tax
Defined benefit pension items
Amortization of defined benefit pension items	$(32,821)	$(24,227)	Cost of sales
Amortization of defined benefit pension items	(10,940)	(8,076)	Selling, general, and administrative
	(43,761)	(32,303)	Total before tax
	15,803	11,992	Tax benefit
	(27,958)	(20,311)	Net of tax
Total reclassifications for the period	$(30,350)	$(22,945)	Net of tax

The cumulative tax benefit on Derivative Financial Instruments was $165 and $4,045 at December 31, 2013 and 2012, respectively. The tax benefit on Derivative Financial Instruments decreased by $(3,880) and $(979) during the years ended December 31, 2013 and 2012, respectively.

The cumulative tax benefit on Defined Benefit Plans was $189,668 and $278,235 at December 31, 2013 and 2012, respectively. The tax benefit on Defined Benefit Plans decreased by $(88,567) and increased by $22,769 during the years ended December 31, 2013 and 2012, respectively.

The change in defined benefit plans includes pretax changes of $1,754 and $(1,206) during the years ended December 31, 2013 and 2012, related to one of the Company’s equity method investments.

FORM 10-K SONOCO 2013 ANNUAL REPORT	F30

18. Selected quarterly financial data

The following table sets forth selected quarterly financial data of the Company:

(unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Net sales	$1,179,213	$1,226,256	$1,227,749	$1,214,874
Gross profit	205,716	222,564	224,037	221,187
Restructuring/Asset impairment charges	(4,289)	(8,678)	(5,818)	(6,253)
Net income attributable to Sonoco	48,139	54,988	61,240	54,746
Per common share:
Net income attributable to Sonoco:
- basic	$0.47	$0.54	$0.60	$0.53
- diluted	0.47	0.53	0.59	0.53
Cash dividends
- common	0.30	0.31	0.31	0.31
Market price
- high	35.05	35.93	39.80	41.82
- low	29.75	32.03	34.65	37.85
2012
Net sales	$1,212,370	$1,202,359	$1,195,530	$1,175,870
Gross profit	216,861	216,542	206,229	204,000
Restructuring/Asset impairment charges	(15,212)	(9,396)	444	(8,694)
Net income attributable to Sonoco	43,068	51,323	58,836	42,783
Per common share:
Net income attributable to Sonoco:
- basic	$0.42	$0.50	$0.58	$0.42
- diluted	0.42	0.50	0.57	0.42
Cash dividends
- common	0.29	0.30	0.30	0.30
Market price
- high	34.83	33.91	31.67	32.51
- low	31.02	29.57	28.61	29.00

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

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013. PricewaterhouseCoopers LLP (PwC), our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2013, and has issued a report, which appears at the beginning of Item 8 of this Annual Report on Form 10-K.

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

Item 9B. Other information

Not applicable.

FORM 10-K SONOCO 2013 ANNUAL REPORT	34

Part III

Item 10. Directors, executive officers and corporate governance

The information set forth in the Company’s definitive Proxy Statement for the annual meeting of shareholders to be held on April 16, 2014 (the Proxy Statement), under the captions “Election of Directors,” “Information Concerning Directors Whose Terms Continue,” “Additional Information About Experience and Qualifications of Directors and Nominees,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference. Information about executive officers of the Company is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

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

Audit Committee Members – The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The audit committee is comprised of the following members: Thomas E. Whiddon, Chairman; Edgar H. Lawton III; John E. Linville; James M. Micali; Marc D. Oken; and Philippe R. Rollier.

Audit Committee Financial Expert – The Company’s Board of Directors has determined that the Company has at least one “audit committee financial expert,” as that term is defined by Item 407(d)(5) of Regulation S-K promulgated by the Securities and Exchange Commission, serving on its audit committee. Thomas E. Whiddon meets the terms of the definition and is independent based on the criteria in the New York Stock Exchange Listing Standards. Pursuant to the terms of Item 407(d)(5) of Regulation S-K, a person who is determined to be an “audit committee financial expert” will not be deemed an expert for any purpose as a result of being designated or identified as an “audit committee financial expert” pursuant to Item 407, and such designation or identification does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and Board of Directors in the absence of such designation or identification. Further, the designation or identification of a person as an “audit committee financial expert” pursuant to Item 407 does not affect the duties, obligations or liability of any other member of the audit committee or Board of Directors.

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

Equity Compensation Plan Information

The following table sets forth aggregated information about all of the Company’s compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance as of December 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[1] (c)
Equity compensation plans approved by security holders	4,295,462	$31.43	5,013,920
Equity compensation plans not approved by security holders	—	—	—
Total	4,295,462	$31.43	5,013,920
[1]	The Sonoco Products Company 2012 Long-term Incentive Plan was adopted at the Company’s 2012 Annual Meeting of Shareholders. The maximum number of shares of common stock that may be issued under this plan is 10,500,000 shares, subject to certain adjustments. At December 31, 2013, a total of 5,013,920 shares remain available for future grants under the 2012 Plan.

35

The weighted-average exercise price of $31.43 relates to stock options and stock appreciation rights, which account for 3,004,687 of the 4,295,462 securities issuable upon exercise. The remaining 1,290,775 securities relate to deferred compensation stock units, performance-contingent restricted stock units and restricted stock unit awards that have no exercise price requirement.

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

FORM 10-K SONOCO 2013 ANNUAL REPORT	36

Part IV

Item 15. Exhibits and financial statement schedules

(a)	1	Financial Statements – The following financial statements are provided under Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K:

		– Consolidated Balance Sheets as of December 31, 2013 and 2012

		– Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011

		– Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011

		– Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011

		– Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

		– Notes to Consolidated Financial Statements

		– Report of Independent Registered Public Accounting Firm

	2	Financial Statement Schedules

		Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2013, 2012 and 2011.

Column A	Column B	Column C - Additions			Column D		Column E
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other		Deductions		Balance at End of Year
2013
Allowance for Doubtful Accounts	$7,252	$2,006	$1,444	[1]	$931	[2]	$9,771
LIFO Reserve	19,476	(1,330)[3]					18,146
Valuation Allowance on Deferred Tax Assets	61,563	2,315	831	[5]	3,853	[6]	60,856
2012
Allowance for Doubtful Accounts	$7,125	$2,821	$209	[1]	$2,903	[2]	$7,252
LIFO Reserve	20,184	(708)[3]					19,476
Valuation Allowance on Deferred Tax Assets	55,713	5,689	609	[5]	448	[6]	61,563
2011
Allowance for Doubtful Accounts	$8,614	$402	$(216)[1]		$1,675	[2]	$7,125
LIFO Reserve	17,167	3,017 [3]					20,184
Valuation Allowance on Deferred Tax Assets	76,860	(19,762)	(1,734)[5]		(349)[6]		55,713

[1] Includes translation adjustments and other insignificant adjustments.
[2] Includes amounts written off.
[3] Includes adjustments based on pricing and inventory levels.
[4] Includes creation of foreign and domestic deferred tax assets for which no benefit is expected to be realized.
[5] Includes translation adjustments and increases to valuation allowances which were previously fully reserved.
[6] Includes utilization of capital loss carryforwards, net operating loss carryforwards and other deferred tax assets.

All other schedules not included have been omitted because they are not required, are not applicable or the required information is given in the financial statements or notes thereto.

3	Exhibits

3-1	Articles of Incorporation, as amended (incorporated by reference to the Registrant’s Form 8-K filed on February 8, 2012)

3-2	By-Laws, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended July 1, 2012)

4-1	Indenture, dated as of June 15, 1991, between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

4-2	First Supplemental Indenture, dated as of June 23, 2004, between Registrant and The Bank of New York, as Trustee (including form of 5.625% Notes due 2016)(incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 2004)

37

4-3	Second Supplemental Indenture, dated as of November 1, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee (including form of 5.75% Notes due 2040)(incorporated by reference to Registrant’s Form 8-K filed October 28, 2010)

4-4	Form of Third Supplemental Indenture (including form of 4.375% Notes due 2021), between Sonoco Products Company and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Registrant’s Form 8-K filed October 27, 2011)

4-5	Form of Fourth Supplemental Indenture (including form of 5.75% Notes due 2040), between Sonoco Products Company and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Registrant’s Form 8-K filed October 27, 2011)

10-1	1991 Sonoco Products Company Key Employee Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10-2	Sonoco Products Company 1996 Non-employee Directors’ Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10-3	Sonoco Retirement and Savings Plan (formerly the Sonoco Savings Plan), as amended (incorporated by reference to the Registrant’s Form S-8 filed October 28, 2002 (File No. 333-100799)) and further amended January 1, 2013

10-4	Sonoco Products Company 2008 Long-term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2008)

10-5	Sonoco Products Company 2012 Long-term Incentive Plan (incorporate by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 18, 2012)

10-6	Deferred Compensation Plan for Key Employees of Sonoco Products Company (a.k.a. Deferred Compensation Plan for Corporate Officers of Sonoco Products Company), as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-7	Omnibus Benefit Restoration Plan of Sonoco Products Company, amended and restated as of January 1, 2008 (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2008), further amended April 23, 2009 (incorporated by reference to Form 10-Q for the quarter ended March 29, 2009), further amended February 10, 2010 (incorporated by reference to Form 10-K for the year ended December 31, 2009), and further amended October 2012

10-8	Deferred Compensation Plan for Outside Directors of Sonoco Products Company, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-9	Performance-based Annual Incentive Plan for Executive Officers (incorporated by reference to the Registrant’s Proxy Statement for the April 19, 2000, Annual Meeting of Shareholders)

10-10	Form of Executive Bonus Life Agreement between the Company and certain executive officers (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 26, 2004)

10-11	Third Amended and Restated Credit Agreement, effective October 12, 2012 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2012)

10-12	Sonoco Products Company Amended and Restated Trust Agreement for Executives, as of October 15, 2008 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-13	Sonoco Products Company Amended and Restated Directors Deferral Trust Agreement, as of October 15, 2008 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-14	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 9, 2010 (incorporated by reference to Registrant’s Form 8-K filed February 16, 2010)

10-15	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 8, 2011 (incorporated by reference to Registrant’s Form 8-K filed February 14, 2011)

10-16	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 7, 2012 (incorporated by reference to Registrant’s Form 8-K filed February 13, 2012)

10-17	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 12, 2013 (incorporated by reference to Registrant’s Form 8-K filed February 19, 2013)

10-18	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 12, 2014 (incorporated by reference to Registrant’s Form 8-K filed February 18, 2014)

FORM 10-K SONOCO 2013 ANNUAL REPORT	38

12	Statements regarding Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm with respect to Registrant’s Form 10-K

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

99	Proxy Statement, filed in conjunction with annual shareholders’ meeting scheduled for April 16, 2014 (to be filed within 120 days after December 31, 2013)

101	The following materials from Sonoco Products Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2013 and 2012, (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Changes in Total Equity for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (vi) Notes to the Consolidated Financial Statements.

39

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of March 2014.

SONOCO PRODUCTS COMPANY

/s/ M.J. Sanders
M.J. Sanders
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 3rd day of March 2014.

/s/ Barry L. Saunders
Barry L. Saunders
Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)

FORM 10-K SONOCO 2013 ANNUAL REPORT	40

/s/ H.E. DeLoach Jr. H.E. DeLoach, Jr.	Director (Executive Chairman)

/s/ M.J. Sanders M.J. Sanders	President, Chief Executive Officer and Director

/s/ H.A. Cockrell H.A. Cockrell	Director

/s/ P.L. Davies P.L. Davies	Director

/s/ J.R. Haley J.R. Haley	Director

/s/ E.H. Lawton III E.H. Lawton, III	Director

/s/ J.E. Linville J.E. Linville	Director

/s/ J.M. Micali J.M. Micali	Director

/s/ L.W. Newton L.W. Newton	Director

/s/ M.D. Oken M.D. Oken	Director

/s/ P.R. Rollier P.R. Rollier	Director

/s/ T.E. Whiddon T.E. Whiddon	Director

41

EXHIBIT INDEX

3-1	Articles of Incorporation, as amended (incorporated by reference to the Registrant’s Form 8-K filed on February 8, 2012)

3-2	By-Laws, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended July 1, 2012)

4-1	Indenture, dated as of June 15, 1991, between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

4-2	First Supplemental Indenture, dated as of June 23, 2004, between Registrant and The Bank of New York, as Trustee (including form of 5.625% Notes due 2016)(incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 2004)

4-3	Second Supplemental Indenture, dated as of November 1, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee (including form of 5.75% Notes due 2040)(incorporated by reference to Registrant’s Form 8-K filed October 28, 2010)

4-4	Form of Third Supplemental Indenture (including form of 4.375% Notes due 2021), between Sonoco Products Company and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Registrant’s Form 8-K filed October 27, 2011)

4-5	Form of Fourth Supplemental Indenture (including form of 5.75% Notes due 2040), between Sonoco Products Company and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Registrant’s Form 8-K filed October 27, 2011)

10-1	1991 Sonoco Products Company Key Employee Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10-2	Sonoco Products Company 1996 Non-employee Directors’ Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10-3	Sonoco Retirement and Savings Plan (formerly the Sonoco Savings Plan), as amended (incorporated by reference to the Registrant’s Form S-8 filed October 28, 2002 (File No. 333-100799)), and further amended January 1, 2013

10-4	Sonoco Products Company 2008 Long-term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2008)

10-5	Sonoco Products Company 2012 Long-term Incentive Plan (incorporate by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 18, 2012)

10-6	Deferred Compensation Plan for Key Employees of Sonoco Products Company (a.k.a. Deferred Compensation Plan for Corporate Officers of Sonoco Products Company), as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-7	Omnibus Benefit Restoration Plan of Sonoco Products Company, amended and restated as of January 1, 2008 (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2008), further amended April 23, 2009 (incorporated by reference to Form 10-Q for the quarter ended March 29, 2009), further amended February 10, 2010 (incorporated by reference to Form 10-K for the year ended December 31, 2009), and further amended October 2012

10-8	Deferred Compensation Plan for Outside Directors of Sonoco Products Company, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-9	Performance-based Annual Incentive Plan for Executive Officers (incorporated by reference to the Registrant’s Proxy Statement for the April 19, 2000, Annual Meeting of Shareholders)

10-10	Form of Executive Bonus Life Agreement between the Company and certain executive officers (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 26, 2004)

10-11	Third Amended and Restated Credit Agreement, effective October 12, 2012 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2012)

10-12	Sonoco Products Company Amended and Restated Trust Agreement for Executives, as of October 15, 2008 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-13	Sonoco Products Company Amended and Restated Directors Deferral Trust Agreement, as of October 15, 2008 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-14	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 9, 2010 (incorporated by reference to Registrant’s Form 8-K filed February 16, 2010)

10-15	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 8, 2011 (incorporated by reference to Registrant’s Form 8-K filed February 14, 2011)

10-16	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 7, 2012 (incorporated by reference to Registrant’s Form 8-K filed February 13, 2012)

10-17	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 12, 2013 (incorporated by reference to Registrant’s Form 8-K filed February 19, 2013)

10-18	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 12, 2014 (incorporated by reference to Registrant’s Form 8-K filed February 18, 2014)

12	Statements regarding Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm with respect to Registrant’s Form 10-K

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

99	Proxy Statement, filed in conjunction with annual shareholders’ meeting scheduled for April 16, 2014 (to be filed within 120 days after December 31, 2013)

101	The following materials from Sonoco Products Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2013 and 2012, (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Changes in Total Equity for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (vi) Notes to the Consolidated Financial Statements.