Form 10-Q
period 2014-03-30
SONOCO PRODUCTS CO
filed 2014-04-30
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at April 17, 2014:
Common stock, no par value: 102,052,566

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	March 30, 2014	December 31, 2013*
Assets
Current Assets
Cash and cash equivalents	$191,407	$217,567
Trade accounts receivable, net of allowances	683,859	614,053
Other receivables	33,857	38,995
Inventories:
Finished and in process	162,846	158,256
Materials and supplies	250,919	252,531
Prepaid expenses	41,820	57,666
Deferred income taxes	40,239	39,406
	1,404,947	1,378,474
Property, Plant and Equipment, Net	1,016,751	1,021,920
Goodwill	1,095,214	1,099,207
Other Intangible Assets, Net	236,544	243,920
Long-term Deferred Income Taxes	56,364	67,364
Other Assets	170,499	168,406
Total Assets	$3,980,319	$3,979,291
Liabilities and Equity
Current Liabilities
Payable to suppliers	$506,069	$491,809
Accrued expenses and other	327,995	331,566
Notes payable and current portion of long-term debt	38,906	35,201
Accrued taxes	17,211	8,649
	890,181	867,225
Long-term Debt, Net of Current Portion	946,512	946,257
Pension and Other Postretirement Benefits	233,330	263,718
Deferred Income Taxes	121,854	128,006
Other Liabilities	47,270	48,760
Commitments and Contingencies
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 102,161 and 102,147 shares issued and outstanding at March 30, 2014 and December 31, 2013, respectively	7,175	7,175
Capital in excess of stated value	455,764	457,190
Accumulated other comprehensive loss	(361,469)	(358,520)
Retained earnings	1,625,310	1,604,892
Total Sonoco Shareholders’ Equity	1,726,780	1,710,737
Noncontrolling Interests	14,392	14,588
Total Equity	1,741,172	1,725,325
Total Liabilities and Equity	$3,980,319	$3,979,291

*
The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended
	March 30, 2014	March 31, 2013
Net sales	$1,185,626	$1,179,213
Cost of sales	973,323	973,497
Gross profit	212,303	205,716
Selling, general and administrative expenses	123,750	120,011
Restructuring/Asset impairment charges	1,992	4,289
Income before interest and income taxes	86,561	81,416
Interest expense	13,284	15,145
Interest income	641	877
Income before income taxes	73,918	67,148
Provision for income taxes	23,169	21,252
Income before equity in earnings of affiliates	50,749	45,896
Equity in earnings of affiliates, net of tax	1,476	1,897
Net income	$52,225	$47,793
Net loss attributable to noncontrolling interests	77	346
Net income attributable to Sonoco	$52,302	$48,139
Weighted average common shares outstanding:
Basic	102,771	102,273
Diluted	103,767	102,814
Per common share:
Net income attributable to Sonoco:
Basic	$0.51	$0.47
Diluted	$0.50	$0.47
Cash dividends	$0.31	$0.30
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended
	March 30, 2014	March 31, 2013
Net income	$52,225	$47,793
Other comprehensive income/(loss):
Foreign currency translation adjustments	(7,359)	(19,609)
Changes in defined benefit plans, net of tax	4,174	6,486
Changes in derivative financial instruments, net of tax	236	4,660
Other comprehensive loss	(2,949)	(8,463)
Comprehensive income	49,276	39,330
Net loss attributable to noncontrolling interests	77	346
Other comprehensive loss attributable to noncontrolling interests	119	294
Comprehensive income attributable to Sonoco	$49,472	$39,970
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended
	March 30, 2014	March 31, 2013
Cash Flows from Operating Activities:
Net income	$52,225	$47,793
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	492	1,043
Depreciation, depletion and amortization	47,179	47,231
Share-based compensation expense	5,560	2,435
Equity in earnings of affiliates	(1,476)	(1,897)
Cash dividends from affiliated companies	900	2,225
(Gain)/Loss on disposition of assets	(872)	65
Pension and postretirement plan expense	9,113	13,715
Pension and postretirement plan contributions	(43,515)	(15,486)
Tax effect of share-based compensation exercises	1,664	2,508
Excess tax benefit of share-based compensation	(1,758)	(977)
Net increase in deferred taxes	2,388	10,496
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Trade accounts receivable	(68,142)	(30,601)
Inventories	(3,185)	(15,517)
Payable to suppliers	12,722	44,031
Prepaid expenses	(1,348)	(2,094)
Accrued expenses	5,505	(10,331)
Income taxes payable and other income tax items	25,388	31,811
Fox River environmental reserves	4	(1,017)
Other assets and liabilities	2,620	10,891
Net cash provided by operating activities	45,464	136,324
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(37,717)	(55,539)
Proceeds from the sale of assets	2,299	246
Investment in affiliates and other, net	22	(3,628)
Net cash used in investing activities	(35,396)	(58,921)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	14,156	14,220
Principal repayment of debt	(10,461)	(143,548)
Net decrease in commercial paper	—	(129,000)
Net increase in outstanding checks	182	892
Excess tax benefit of share-based compensation	1,758	977
Cash dividends	(31,725)	(30,303)
Shares acquired	(10,678)	(1,689)
Shares issued	1,867	5,143
Net cash used in financing activities	(34,901)	(283,308)
Effects of Exchange Rate Changes on Cash	(1,327)	(3,729)
Net Decrease in Cash and Cash Equivalents	(26,160)	(209,634)
Cash and cash equivalents at beginning of period	217,567	373,084
Cash and cash equivalents at end of period	$191,407	$163,450
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 1: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three months ended March 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Effective January 1, 2014, Sonoco Alloyd, the Company’s retail packaging business and previously part of the Protective Solutions segment, began being reported as part of the Display and Packaging segment. Prior period results for the affected segments have been retrospectively revised to reflect this change.
With respect to the unaudited condensed consolidated financial information of the Company for the three-month periods ended March 30, 2014 and March 31, 2013 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 30, 2014 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Note 2: New Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 clarified guidance and eliminated diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance became effective for reporting periods beginning on or after December 15, 2013; accordingly, the Company implemented ASU 2013-11 effective January 1, 2014. The impact on the Company's condensed consolidated financial statements from applying this new guidance was immaterial.
During the three-month period ended March 30, 2014, there have been no other newly issued nor newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements. Further, at March 30, 2014, there were no other pronouncements pending adoption that are expected to have a material impact on the Company’s financial statements.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 3: Shareholders' Equity
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 30, 2014	March 31, 2013
Numerator:
Net income attributable to Sonoco	$52,302	$48,139
Denominator:
Weighted average common shares outstanding:
Basic	102,771,000	102,273,000
Dilutive effect of stock-based compensation	996,000	541,000
Diluted	103,767,000	102,814,000
Reported net income attributable to Sonoco per common share:
Basic	$0.51	$0.47
Diluted	$0.50	$0.47
Certain stock appreciation rights to purchase shares of the Company's common stock are not dilutive because the exercise price is greater than the market price of the stock at the end of the reporting period. The average number of stock appreciation rights that were not dilutive and therefore not included in the computation of diluted earnings per share was 643,827 during the three-month period ended March 30, 2014, and 2,182,261 for the three-month period ended March 31, 2013. No adjustments were made to reported net income attributable to Sonoco in the computations of earnings per share.
Stock Repurchases
The Company’s Board of Directors has authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. A total of 132,500 shares were repurchased under this authorization in 2013. During the three months ended March 30, 2014, an additional 208,000 shares were purchased at a cost of $8,635; accordingly, at March 30, 2014, a total of 4,659,500 shares remain available for repurchase.
The Company frequently repurchases shares of its common stock to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 48,581 shares in the first three months of 2014 at a cost of $2,043, and 56,016 shares in the first three months of 2013 at a cost of $1,689.
Dividend Declarations
On February 12, 2014, the Board of Directors declared a regular quarterly dividend of $0.31 per share. This dividend was paid on March 10, 2014 to all shareholders of record as of February 26, 2014.
On April 16, 2014, the Board of Directors declared a regular quarterly dividend of $0.32 per share. This dividend is payable June 10, 2014 to all shareholders of record as of May 16, 2014.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 4: Restructuring and Asset Impairment
The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2014 and 2013 are reported as “2014 Actions” and “2013 Actions,” respectively. Actions initiated prior to 2013, all of which were substantially complete at March 30, 2014, are reported as “2012 and Earlier Actions.”
Following are the total restructuring and asset impairment charges/(credits), net of adjustments, recognized by the Company during the periods presented:

	Three Months Ended
	March 30, 2014	March 31, 2013
Restructuring/Asset impairment:
2014 Actions	$1,399	$—
2013 Actions	1,275	1,316
2012 and Earlier Actions	(682)	2,973
Restructuring/Asset impairment charges	$1,992	$4,289
Income tax benefit	(411)	(1,283)
(Cost)/Benefit attributable to noncontrolling interests, net of tax	(4)	27
Total impact of restructuring/asset impairment charges, net of tax	$1,577	$3,033
Pre-tax restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Condensed Consolidated Statements of Income.
The Company expects to recognize future additional charges totaling approximately $2,500 in connection with announced restructuring actions, when recognizable in accordance with GAAP, and believes that the majority of these charges will be incurred and paid by the end of 2014. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions may be undertaken.

2014 Actions
During 2014, the Company announced the closure of a recycling facility in the United States and a tube and core plant in Canada (parts of the Paper and Industrial Converted Products segment). In addition, the Company continued its manufacturing rationalization efforts in its blow-molding businesses (part of the Consumer Packaging segment), and realigned its cost structure, resulting in the elimination of approximately 45 positions.
Below is a summary of 2014 Actions and related expenses by segment and by type incurred and estimated to be incurred through completion.

2014 Actions	First Quarter 2014	Estimated Total Cost
Severance and Termination Benefits
Consumer Packaging	$650	$650
Paper and Industrial Converted Products	265	315
Asset Impairment / Disposal of Assets
Paper and Industrial Converted Products	473	473
Other Costs
Consumer Packaging	11	11
Total Charges and Adjustments	$1,399	$1,449

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The following table sets forth the activity in the 2014 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2014 Actions	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity 2014 Year to Date
Liability at December 31, 2013	$—	$—	$—	$—
2014 charges	914	473	12	1,399
Cash receipts/(payments)	(768)	—	(12)	(780)
Asset write downs/disposals	—	(473)	—	(473)
Liability at March 30, 2014	$146	$—	$—	$146

The Company expects to pay the majority of the remaining 2014 Actions restructuring costs by the end of 2014 using cash generated from operations.
2013 Actions
During 2013, the Company announced the closures of a thermoforming plant in Ireland and a rigid paper packaging plant in the United States (parts of the Consumer Packaging segment), a small tube and core operation in Europe (part of the Paper and Industrial Converted Products segment), and a fulfillment service center in the United States (part of the Display and Packaging segment). The Company also sold a small corrugated box operation in the United States (part of the Protective Solutions segment) and realigned its cost structure, resulting in the elimination of approximately 120 positions.
Below is a summary of 2013 Actions and related expenses by segment and by type incurred and estimated to be incurred through completion.

2013 Actions	First Quarter 2014	First Quarter 2013	Total Incurred to Date	Estimated Total Cost
Severance and Termination Benefits
Consumer Packaging	$362	$435	$5,272	$5,772
Display and Packaging	165	—	759	909
Paper and Industrial Converted Products	610	500	3,957	4,007
Protective Solutions	8	40	1,034	1,034
Asset Impairment / Disposal of Assets
Consumer Packaging	—	—	5,926	5,926
Display and Packaging	—	—	165	165
Paper and Industrial Converted Products	(542)	251	(50)	(50)
Protective Solutions	(6)	—	656	656
Other Costs
Consumer Packaging	486	—	1,507	1,907
Display and Packaging	90	—	175	325
Paper and Industrial Converted Products	53	90	500	600
Protective Solutions	49	—	195	295
Total Charges and Adjustments	$1,275	$1,316	$20,096	$21,546

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The following table sets forth the activity in the 2013 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2013 Actions	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity 2014 Year to Date
Liability at December 31, 2013	$3,258	$—	$—	$3,258
2014 charges	1,184	93	686	1,963
Adjustments	(40)	(641)	(7)	(688)
Cash receipts/(payments)	(1,624)	769	(679)	(1,534)
Asset write downs/disposals	—	(221)	—	(221)
Liability at March 30, 2014	$2,778	$—	$—	$2,778
Included in "Asset Impairment/Disposal of Assets" above is a gain from the sale of a previously closed facility in New Zealand. “Other costs” consist primarily of costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance. The Company expects to pay the majority of the remaining 2013 Actions restructuring costs by the end of 2014 using cash generated from operations.

2012 and Earlier Actions
2012 and Earlier Actions are comprised of a number of plant closures and workforce reductions initiated prior to 2013. Charges for these actions in both 2014 and 2013 relate primarily to the cost of plant closures including severance, equipment removal, plant security, property taxes and insurance. Offsetting these charges in the first quarter of 2014 were gains from the sales of a former blow-molding facility in Canada and a former rigid paper facility in the United States, closed in 2012 and 2011, respectively.
The Company expects to recognize future pretax charges of approximately $1,000 associated with 2012 and Earlier Actions.
Below is a summary of expenses/(income) incurred by segment for 2012 and Earlier Actions for the three-month periods ended March 30, 2014 and March 31, 2013.

2012 and Earlier Actions	First Quarter 2014	First Quarter 2013
Consumer Packaging	$(849)	$808
Display and Packaging	(8)	5
Paper and Industrial Converted Products	175	1,163
Protective Solutions	—	997
Total Charges/(Income) and Adjustments	$(682)	$2,973
The accrual for 2012 and Earlier Actions totaled $3,746 and $4,547 at March 30, 2014 and December 31, 2013, respectively, and is included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. The accrual relates primarily to a pension withdrawal liability associated with a former paper mill in the United States and unpaid severance. The Company expects the majority of both the liability and the future costs associated with 2012 and Earlier Actions to be paid in 2014 using cash generated from operations.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 5: Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in the balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the three months ended March 30, 2014 and March 31, 2013:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(262)	$(333,106)	$(25,152)	$(358,520)
Other comprehensive income/(loss) before reclassifications	1,350	—	(7,359)	(6,009)
Amounts reclassified from accumulated other comprehensive loss to net income	(1,125)	4,174	—	3,049
Amounts reclassified from accumulated other comprehensive loss to fixed assets	11	—	—	11
Net current-period other comprehensive income/(loss)	236	4,174	(7,359)	(2,949)
Balance at March 30, 2014	$(26)	$(328,932)	$(32,511)	$(361,469)

Balance at December 31, 2012	$(6,727)	$(472,333)	$3,234	$(475,826)
Other comprehensive income/(loss) before reclassifications	3,576	—	(19,609)	(16,033)
Amounts reclassified from accumulated other comprehensive loss to net income	1,009	6,486	—	7,495
Amounts reclassified from accumulated other comprehensive loss to fixed assets	75	—	—	75
Net current-period other comprehensive income/(loss)	4,660	6,486	(19,609)	(8,463)
Balance at March 31, 2013	$(2,067)	$(465,847)	$(16,375)	$(484,289)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The following table summarizes the effects on net income of significant amounts classified out of each component of accumulated other comprehensive loss for the three months ended March 30, 2014 and March 31, 2013:

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Three months ended March 30, 2014	Three months ended March 31, 2013	Affected Line Item in the Condensed Consolidated Statements of Net Income
Gains and losses on cash flow hedges
Foreign exchange contracts	$(999)	$444	Net sales
Foreign exchange contracts	1,862	(403)	Cost of sales
Commodity contracts	717	(1,656)	Cost of sales
	1,580	(1,615)	Total before tax
	(455)	606	Tax (provision)/benefit
	$1,125	$(1,009)	Net of tax
Defined benefit pension items
Amortization of defined benefit pension items(a)	$(4,667)	$(7,645)	Cost of sales
Amortization of defined benefit pension items(a)	(1,556)	(2,548)	Selling, general and administrative
	(6,223)	(10,193)	Total before tax
	2,049	3,707	Tax benefit
	$(4,174)	$(6,486)	Net of tax
Total reclassifications for the period	$(3,049)	$(7,495)	Net of tax

(a)	See Note 9 for additional details.
At March 30, 2014, the Company had commodity contracts outstanding to fix the costs of certain anticipated purchases of natural gas and aluminum, and foreign currency contracts to hedge certain anticipated foreign currency denominated sales and purchases. These contracts, which have maturities ranging from April 2014 to December 2015, qualify as cash flow hedges under U.S. GAAP. The amounts included in accumulated other comprehensive loss related to these cash flow hedges were net losses of $96 ($26 after tax) at March 30, 2014, and $427 ($262 after tax) at December 31, 2013.
The cumulative tax benefit on Cash Flow Hedges included in Accumulated Other Comprehensive Loss was $70 at March 30, 2014, and $165 at December 31, 2013. During the three month period ended March 30, 2014, the tax benefit on Cash Flow Hedges changed by $(95).
The cumulative tax benefit on Defined Benefit Pension Items was $187,619 at March 30, 2014, and $189,668 at December 31, 2013. During the three month period ended March 30, 2014, the tax benefit on Defined Benefit Pension Items decreased by $(2,049).
During the three-month period ended March 30, 2014, changes in noncontrolling interests included foreign currency translation adjustments of $(119).

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 6: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill by segment for the three months ended March 30, 2014 is as follows:

	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Goodwill at December 31, 2013	$418,765	$204,629	$254,648	$221,165	$1,099,207
Foreign currency translation	(3,952)	—	(41)	—	(3,993)
Goodwill at March 30, 2014	$414,813	$204,629	$254,607	$221,165	$1,095,214
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
Although no reporting units failed the qualitative or quantitative assessments noted above, in management’s opinion, the reporting units with significant goodwill having the greatest risk of future impairment if actual results in the future are not as expected are Plastics – Blowmolding and Plastics – Thermoforming. Total goodwill associated with these reporting units was approximately $124,800 and $53,200, respectively, at March 30, 2014. Although management believes that goodwill of the Display and Packaging reporting unit is not currently at risk for impairment, a large portion of sales in this unit is concentrated in one customer and will be up for negotiation over the next few years. Management expects to retain this business; however, if a significant amount is lost and not replaced, it is possible that a goodwill impairment charge may be incurred. Total goodwill associated with this reporting unit was approximately $196,700 at March 30, 2014.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

There were no triggering events between the most recent annual impairment test and March 30, 2014. However, the Plastics – Blowmolding business referenced above continued experiencing some short-term performance issues during the first quarter of 2014. The goodwill for this unit could become impaired should the business not exhibit the sustained improvements expected or if management’s outlook changes.

Other Intangible Assets
A summary of other intangible assets as of March 30, 2014 and December 31, 2013 is as follows:

	March 30, 2014	December 31, 2013
Other Intangible Assets, gross
Patents	$2,219	$2,221
Customer lists	338,980	339,911
Trade names	21,214	21,232
Proprietary technology	17,866	17,866
Land use rights	330	323
Other	4,711	4,731
Other Intangible Assets, gross	$385,320	$386,284
Accumulated Amortization	$(148,776)	$(142,364)
Other Intangible Assets, net	$236,544	$243,920
Other intangible assets are amortized on a straight-line basis over their respective useful lives, which generally range from three to forty years. The Company has no intangibles with indefinite lives.
Aggregate amortization expense was $6,863 and $7,175 for the three months ended March 30, 2014 and March 31, 2013, respectively. Amortization expense on other intangible assets is expected to approximate $27,800 in 2014, $26,300 in 2015, $26,000 in 2016, $25,700 in 2017 and $25,300 in 2018.

Note 7: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	March 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$946,512	$1,032,366	$946,257	$999,247
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
Cash Flow Hedges
At March 30, 2014 and December 31, 2013, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. To the extent considered effective, the changes in fair value of these contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which the hedged item impacts earnings. The Company has determined all hedges to be highly effective and as a result no material ineffectiveness has been recorded.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Commodity Cash Flow Hedges
The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas and aluminum. At March 30, 2014, natural gas swaps covering approximately 5.5 million MMBTUs were outstanding. These contracts represent approximately 75% and 56% of anticipated U.S. and Canadian usage for the remainder of 2014 and 2015, respectively. Additionally, the Company had swap contracts covering 4,712 metric tons of aluminum representing approximately 34% of anticipated usage for the remainder of 2014. The fair values of the Company’s commodity cash flow hedges were in a gain position of $1,649 and a loss position of $(330) at March 30, 2014 and December 31, 2013, respectively. The amount of the gain included in accumulated other comprehensive loss at March 30, 2014, that is expected to be reclassified to the income statement during the next twelve months is $1,106.
Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases forecast to occur in 2014. The net positions of these contracts at March 30, 2014 were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	11,127,713
Mexican peso	purchase	204,153
Canadian dollar	purchase	39,897
Turkish lira	purchase	4,998
British pound	purchase	3,545
Polish zloty	purchase	1,993
New Zealand dollar	sell	(3,123)
Euro	sell	(4,644)
Australian dollar	sell	(4,734)
Russian ruble	sell	(31,843)
The fair value of these foreign currency cash flow hedges netted to a loss position of $(1,725) at March 30, 2014 and $(97) at December 31, 2013. During the first three months of 2014, certain foreign currency cash flow hedges related to construction in progress were settled as the related capital expenditures were made. Losses from these hedges totaling $11 were reclassified from accumulated other comprehensive loss and included in the carrying value of the assets acquired. During the next twelve months, a loss of $(1,754) is expected to be reclassified from Accumulated Other Comprehensive Loss to the income statement.
Other Derivatives
The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and existing foreign currency denominated receivables and payables. The Company does not apply hedge accounting treatment under ASC 815 for these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur. The net positions of these contracts at March 30, 2014, were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	14,962,012
Mexican peso	purchase	308,869
Canadian dollar	purchase	14,344
Euro	purchase	9,424
Thai baht	sell	(194,730)
The fair value of the Company’s other derivatives was $508 and $415 at March 30, 2014 and December 31, 2013, respectively.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The following table sets forth the location and fair values of the Company’s derivative instruments at March 30, 2014 and December 31, 2013:

Description	Balance Sheet Location	March 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$1,360	$535
Commodity Contracts	Other assets	$528	$363
Commodity Contracts	Accrued expenses and other	$(239)	$(1,228)
Foreign Exchange Contracts	Prepaid expenses	$659	$896
Foreign Exchange Contracts	Accrued expenses and other	$(2,384)	$(993)
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Prepaid expenses	$546	$468
Foreign Exchange Contracts	Accrued expenses and other	$(38)	$(53)
While certain of the Company’s derivative contract arrangements with its counterparties provide for the ability to settle contracts on a net basis, the Company reports its derivative positions on a gross basis. There are no collateral arrangements or requirements in these agreements.

Derivatives not designated as hedging instruments:
The following tables set forth the effect of the Company’s derivative instruments on financial performance for the three months ended March 30, 2014 and March 31, 2013:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Three months ended March 30, 2014
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$(776)	Net sales	$(999)	Net sales	$—
		Cost of sales	$1,862
Commodity Contracts	$2,676	Cost of sales	$717	Cost of sales	$(20)
Three months ended March 31, 2013
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$4,256	Net sales	$444	Net sales	$—
		Cost of sales	$(403)
Commodity Contracts	$1,738	Cost of sales	$(1,656)	Cost of sales	$(127)

Derivatives not designated as hedging instruments:	Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized

Three months ended March 30, 2014
Foreign Exchange Contracts	Cost of sales	$37
	Selling, general and administrative	$56

Three months ended March 31, 2013
Foreign Exchange Contracts	Cost of sales	$(196)
	Selling, general and administrative	$(11)

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
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	March 30, 2014	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$1,649	$—	$1,649	$—
Foreign exchange contracts	(1,725)	—	(1,725)	—
Non-hedge derivatives, net:
Foreign exchange contracts	508	—	508	—
Deferred compensation plan assets	863	863	—	—

Description	December 31, 2013	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(330)	$—	$(330)	$—
Foreign exchange contracts	(97)	—	(97)	—
Non-hedge derivatives, net:
Foreign exchange contracts	415	—	415	—
Deferred compensation plan assets	859	859	—	—
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
The Company does not currently have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company’s financial assets or liabilities is measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the three month periods ended March 30, 2014.

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
The components of net periodic benefit cost include the following:

	Three Months Ended
	March 30, 2014	March 31, 2013
Retirement Plans
Service cost	$5,167	$6,135
Interest cost	17,897	16,604
Expected return on plan assets	(22,753)	(21,392)
Amortization of net transition obligation	99	110
Amortization of prior service cost	163	103
Amortization of net actuarial loss	6,302	10,713
Net periodic benefit cost	$6,875	$12,273
Retiree Health and Life Insurance Plans
Service cost	$173	$222
Interest cost	257	244
Expected return on plan assets	(387)	(371)
Amortization of prior service credit	(337)	(733)
Amortization of net actuarial loss	(24)	(1)
Net periodic benefit income	$(318)	$(639)

The Company made contributions of $31,466 and $6,196 to its defined benefit retirement and retiree health and life insurance plans during the three months ended March 30, 2014 and March 31, 2013, respectively. The Company anticipates that it will make additional contributions of approximately $22,000 to its defined benefit retirement and retiree health and life insurance plans in 2014.

Sonoco Investment and Retirement Plan (SIRP)
The Company recognized SIRP expense totaling $2,556 and $2,081 for the quarters ended March 30, 2014 and March 31, 2013, respectively. Contributions to the SIRP, funded annually in the first quarter, totaled $12,049 during the three months ended March 30, 2014, and $9,290 during the three months ended March 31, 2013. No additional SIRP contributions are expected during the remainder of 2014.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 10: Income Taxes
The Company’s effective tax rate for the three-month periods ending March 30, 2014 and March 31, 2013, was 31.3% and 31.6%, respectively. The rates for both years varied from the U.S. statutory rate primarily due to the favorable effect of international operations that are subject to tax rates generally lower than the U.S. rate, the favorable effect of the manufacturer’s deduction and contingencies recorded for uncertain tax positions.
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
There have been no significant changes in the Company’s liability for uncertain tax positions since December 31, 2013. The Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental. Management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis.

Note 11: Segment Reporting
The Company reports its financial results in four reportable segments: Consumer Packaging, Display and Packaging, Paper and Industrial Converted Products, and Protective Solutions. Effective January 1, 2014, Sonoco Alloyd, the Company’s retail packaging business and previously part of the Protective Solutions segment, began being reported as part of the Display and Packaging segment. This change reflects the evolving integration occurring between these businesses, enabling them to better leverage the Company’s capabilities, products and services to provide complete solutions to our retail merchandising customers. Prior period results for the affected segments have been retrospectively revised to reflect this change.
The Consumer Packaging segment includes the following products and services: round and shaped rigid containers and trays (both composite and thermoformed plastic); blow-molded plastic bottles and jars; extruded and injection-molded plastic products; printed flexible packaging; global brand artwork management; and metal and peelable membrane ends and closures.
The Display and Packaging segment includes the following products and services: designing, manufacturing, assembling, packing and distributing temporary, semipermanent and permanent point-of-purchase displays; supply chain management services, including contract packing, fulfillment and scalable service centers; retail packaging, including printed backer cards, thermoformed blisters and heat sealing equipment; and paper amenities, such as coasters and glass covers.
The Paper and Industrial Converted Products segment includes the following products: paperboard tubes and cores; fiber-based construction tubes and forms; wooden, metal and composite wire and cable reels and spools; and recycled paperboard, linerboard, corrugating medium, recovered paper and material recycling services.
The Protective Solutions segment includes the following products: custom-engineered, paperboard-based and expanded foam protective packaging and components; and temperature-assured packaging.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

SEGMENT FINANCIAL INFORMATION

	Three Months Ended
	March 30, 2014	March 31, 2013
Net sales:
Consumer Packaging	$464,925	$463,300
Display and Packaging	153,022	144,575
Paper and Industrial Converted Products	455,610	454,207
Protective Solutions	112,069	117,131
Consolidated	$1,185,626	$1,179,213
Intersegment sales:
Consumer Packaging	$1,033	$1,359
Display and Packaging	383	655
Paper and Industrial Converted Products	26,345	23,455
Protective Solutions	566	673
Consolidated	$28,327	$26,142
Income before interest and income taxes:
Segment operating profit:
Consumer Packaging	$48,183	$42,340
Display and Packaging	5,357	3,503
Paper and Industrial Converted Products	29,750	31,004
Protective Solutions	5,287	9,724
Restructuring/Asset impairment charges	(1,992)	(4,289)
Other, net	(24)	(866)
Consolidated	$86,561	$81,416

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
During the fourth quarter of 2005, the U.S. Environmental Protection Agency (EPA) notified U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, that U.S. Mills and NCR Corporation (NCR), an unrelated party, would be jointly held responsible to undertake a program to remove and dispose of certain PCB-contaminated sediments at a particular site on the lower Fox River in Wisconsin (the “Site”) which is now labeled by the EPA as Phase 1. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation. The Company has expensed a total of $17,650 for its estimated share of the total cleanup cost of the Site, and through March 30, 2014, has spent a total of $14,467. The remaining accrual of $3,183 represents the Company’s best estimate of what it is likely to pay to complete the Site project. However, the actual costs associated with cleanup of the Site are dependent upon many factors and it is possible that remediation costs could be higher than the current estimate of project costs. The Company acquired U.S. Mills in 2001, and the alleged contamination predates the acquisition.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

On October 14, 2010, the EPA and WDNR filed suit against NCR, API, U.S. Mills and nine other defendants in the United States District Court for the Eastern District of Wisconsin (District Court) (No. 10-CV-910-WCG) pursuant to Sections 106 and 107 of CERCLA. The plaintiffs seek to recover unreimbursed costs incurred for activities undertaken in response to the release and threatened release of hazardous substances from facilities at or near the Lower Fox River and Green Bay as well as damages for injury to, loss of, and destruction of natural resources resulting from such releases. The plaintiffs also seek a ruling that the defendants are liable for future response costs of the plaintiffs and requiring the defendants to comply with the unilateral Administrative Order for Remedial Action discussed in prior filings. The Company does not believe that the remedies sought in the suit materially expand the Company’s potential liability beyond what has been disclosed in this report or in the Company’s prior filings with the SEC. U.S. Mills has entered into a stipulation with the plaintiffs that, in exchange for U.S. Mills’ admitting that it is liable for discharging wastewater containing PCBs into the river, the plaintiffs would not seek an injunction in this proceeding against U.S. Mills requiring it to participate in the completion of the Fox River remediation. In June 2013 the court ordered some of the other defendants, including NCR but not U.S. Mills, to complete the remediation and the order has been appealed to the United States Court of Appeals for the Seventh Circuit (7th Circuit). As described in the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2014, U.S. Mills and five other defendants have reached a conditional agreement with the EPA and WDNR to settle various issues in the litigation. Finalization of the proposed settlement is subject to a number of contingencies including approval by the District Court, and will not be effective unless and until it has been approved by the District Court. The proposed settlement could be withdrawn by the United States if comments received in conjunction with a mandatory 30-day public comment period disclose facts or considerations that indicate that the settlement is improper, inappropriate, inadequate, or not in the public interest. If consent is not withdrawn following the comment period, the EPA will request the District Court’s approval and entry of a consent decree relating to the settlement. If this request occurs before a decision is reached by the 7th Circuit with respect to pending appeals of certain other orders in this case, then the EPA will further seek an indicative ruling on the request from the District Court and an appropriate remand by the 7th Circuit to ensure the District Court possesses clear authority to approve and enter the consent decree. As a result of the above required actions and the unpredictability of court decisions, the timing and eventual outcome of the proposed settlement, as well as the financial statement impact to the Company, are uncertain. U.S. Mills plans to continue to defend its interests in both suits vigorously.
Since 2007, U.S. Mills has expensed a total of $60,825 for potential liabilities associated with the Fox River contamination (not including amounts expensed for remediation at the Site) and through March 30, 2014, has spent a total of $11,880, primarily on legal fees, leaving a reserve of $48,945 remaining at March 30, 2014 for potential liabilities associated with the Fox River contamination (not including amounts accrued for remediation at the Site). Because of the continuing uncertainties in the estimated costs of remediation and continuing uncertainties surrounding U.S. Mills’ allocable share, including a potentially favorable resolution, it is impossible to state with any reasonable degree of confidence that any estimate is a better estimate than the amount recorded. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional exposure to its consolidated financial position beyond what has been reserved is limited to the equity position of U.S. Mills, which was approximately $94,000 at March 30, 2014.
On November 8, 2011, the Company completed the acquisition of Tegrant Holding Corporation. During its due diligence, the Company identified several potential environmentally contaminated sites. The total remediation cost of these sites was preliminarily estimated to be $18,850 at the time of acquisition and an accrual in this amount was recorded on Tegrant’s opening balance sheet.
The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time.
As of March 30, 2014 and December 31, 2013, the Company (and its subsidiaries) had accrued $72,889 and $73,032, respectively, related to environmental contingencies. Of these, a total of $52,128 and $52,124 relate to U.S. Mills and $18,337 and $18,429 relate to Tegrant at March 30, 2014 and December 31, 2013, respectively. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. U.S. Mills recognized a $40,825 benefit in 2008 from settlements reached and proceeds received on certain insurance policies covering the Fox River contamination. U.S. Mills’ two remaining insurance carriers are in liquidation. It is possible that

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

U.S. Mills may recover from these carriers a small portion of the costs it ultimately incurs. U.S. Mills may also be able to reallocate some of the costs it incurs among other parties. There can be no assurance that such claims for recovery or reallocation would be successful and no amounts have been recognized in the consolidated financial statements of the Company for such potential recovery or reallocation.
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and Directors of Sonoco Products Company:
We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company and its subsidiaries as of March 30, 2014, and the related condensed consolidated statements of income and comprehensive income for the three-month periods ended March 30, 2014 and March 31, 2013 and the condensed consolidated statement of cash flows for the three-month periods ended March 30, 2014 and March 31, 2013. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2013, and the related consolidated statements of income, of comprehensive income, of changes in total equity, and of cash flows for the year then ended (not presented herein), and in our report dated March 3, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2013, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
April 30, 2014

SONOCO PRODUCTS COMPANY

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements included in this Quarterly Report on Form 10-Q that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the Company and its representatives may from time to time make other oral or written statements that are also "forward-looking statements." Words such as “estimate,” “project,” “intend,” “expect,” “believe,” “consider,” “plan,” “strategy,” “opportunity,” "commitment," “target,” “anticipate,” “objective,” “goal,” “guidance,” “outlook,” “forecast,” “future,” "re-envision," “will,” “would,” "can," "could," "may," "might," “aspires,” "potential," or the negative thereof, and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding:

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

Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, perceived opportunities, expectations, beliefs, plans, strategies, goals and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks, uncertainties and assumptions include, without limitation:

•
availability and pricing of raw materials, energy and transportation, and the Company's ability to pass raw material, energy and transportation price increases and surcharges through to customers or otherwise manage these commodity pricing risks;

•	costs of labor;

•	work stoppages due to labor disputes;

•	success of new product development, introduction and sales;

•	consumer demand for products and changing consumer preferences;

•	ability to be the low-cost global leader in customer-preferred packaging solutions within targeted segments;

•	competitive pressures, including new product development, industry overcapacity, and changes in competitors' pricing for products;

SONOCO PRODUCTS COMPANY

•	ability to maintain or increase productivity levels, contain or reduce costs, and maintain positive price/cost relationships;

•	ability to improve margins and leverage cash flows and financial position;

•	continued strength of our paperboard-based tubes and cores and composite can operations;

•	ability to manage the mix of business to take advantage of growing markets while reducing cyclical effects of some of the Company's existing businesses on operating results;

•	ability to maintain innovative technological market leadership and a reputation for quality;

•	ability to profitably maintain and grow existing domestic and international business and market share;

•	ability to expand geographically and win profitable new business;

•	ability to identify and successfully close suitable acquisitions at the levels needed to meet growth targets, and successfully integrate newly acquired businesses into the Company's operations;

•	the costs, timing and results of restructuring activities;

•	availability of credit to us, our customers and suppliers in needed amounts and on reasonable terms;

•	effects of our indebtedness on our cash flow and business activities;

•	fluctuations in obligations and earnings of pension and postretirement benefit plans;

•	accuracy of assumptions underlying projections of benefit plan obligations and payments, valuation of plan assets, and projections of long-term rates of return;

•	cost of employee and retiree medical, health and life insurance benefits;

•	resolution of income tax contingencies;

•	foreign currency exchange rate fluctuations, interest rate and commodity price risk and the effectiveness of related hedges;

•	changes in U.S. and foreign tax rates, and tax laws, regulations and interpretations thereof;

•	accuracy in valuation of deferred tax assets;

•	accuracy of assumptions underlying projections related to goodwill impairment testing, and accuracy of management's assessment of goodwill impairment;

•	accuracy of assumptions underlying fair value measurements, accuracy of management's assessments of fair value and fluctuations in fair value;

•	liability for and anticipated costs of environmental remediation actions;

•	effects of environmental laws and regulations;

•	operational disruptions at our major facilities;

•	failure or disruptions in our information technologies;

•	loss of consumer or investor confidence;

•	ability to protect our intellectual property rights;

•	actions of domestic or foreign government agencies and changes in laws and regulations affecting the Company;

•	international, national and local economic and market conditions and levels of unemployment; and

•	economic disruptions resulting from terrorist activities and natural disasters.

More information about the risks, uncertainties and assumptions that may cause actual results to differ materially from those expressed or forecasted in forward-looking statements is provided in the Company's Annual Report on Form 10-K under Item 1A - "Risk Factors" and throughout other sections of that report and in other reports filed with the Securities and Exchange Commission. In light of these various risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.
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

SONOCO PRODUCTS COMPANY

COMPANY OVERVIEW
Sonoco is a leading provider of consumer packaging, industrial products, protective packaging and packaging supply chain services, with approximately 335 locations in 33 countries.
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
First Quarter 2014 Compared with First Quarter 2013
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

	For the three months ended March 30, 2014
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments	Base
Income before interest and income taxes	$86,561	$1,992	$24	$88,577
Interest expense, net	12,643	—	—	12,643
Income before income taxes	73,918	1,992	24	75,934
Provision for income taxes	23,169	411	9	23,589
Income before equity in earnings of affiliates	50,749	1,581	15	52,345
Equity in earnings of affiliates, net of tax	1,476	—	—	1,476
Net income	52,225	1,581	15	53,821
Net loss attributable to noncontrolling interests	77	(4)	—	73
Net income attributable to Sonoco	$52,302	$1,577	$15	$53,894
Per diluted common share	$0.50	$0.02	$0.00	$0.52

	For the three months ended March 31, 2013
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Income before interest and income taxes	$81,416	$4,289	$866	$86,571
Interest expense, net	14,268	—	—	14,268
Income before income taxes	67,148	4,289	866	72,303
Provision for income taxes	21,252	1,283	295	22,830
Income before equity in earnings of affiliates	45,896	3,006	571	49,473
Equity in earnings of affiliates, net of tax	1,897	—	—	1,897
Net income	47,793	3,006	571	51,370
Net loss attributable to noncontrolling interests	346	27	—	373
Net income attributable to Sonoco	$48,139	$3,033	$571	$51,743
Per diluted common share	$0.47	$0.02	$0.01	$0.50

(1)	Consists primarily of the impact of the February 2013 devaluation of the Venezuelan bolivar fuerte.

SONOCO PRODUCTS COMPANY

RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended March 30, 2014 versus the three months ended March 31, 2013.
OVERVIEW
Net sales for the first quarter of 2014 were $1,186 million, compared with $1,179 million in the same period last year. This 0.5% increase was driven by higher selling prices, which were largely offset by negative changes in foreign currency translation as volume was essentially flat.
Net income attributable to Sonoco for the first quarter of 2014 was $52.3 million, compared to $48.1 million reported for the same period of 2013. Results for 2014 include after-tax restructuring and other non-base charges of $1.6 million, practically all of which relates to restructuring charges associated with previously announced restructuring plans. Results for 2013 include non-base after-tax charges of $3.6 million, consisting of $3.0 million related to previously announced restructuring plans and $0.6 million related to the devaluation of the Venezuelan bolivar fuerte. First quarter 2014 base net income attributable to Sonoco (base earnings) was $53.9 million ($0.52 per diluted share) versus $51.7 million ($0.50 per diluted share) in 2013.

Severe winter weather significantly disrupted our customers’ and our operations in January and February resulting in lost production and sales along with higher operating costs, particularly in our Industrial-related businesses. March saw a significant rebound in demand followed by a return to a more normal and expected level of sales orders. Although overall volume was essentially flat quarter over quarter, current quarter earnings benefited from a 50 basis point increase in the Company's overall gross profit margin percentage due to a positive price / cost relationship. The bulk of the year-over-year improvement in quarterly base earnings was driven by increases in operating profit of 52.9% in Display and Packaging and 13.8% in Consumer Packaging.
OPERATING REVENUE
Net sales for the first quarter of 2014 increased $6 million over the prior year period.
The components of the sales change were:

($ in millions)
Volume/mix	$4
Selling prices	12
Foreign currency translation and other, net	(10)

Total sales increase	$6

COSTS AND EXPENSES
A positive price / cost relationship (the relationship of the change in sales prices to the change in costs of materials, energy and freight), lower pension expense and productivity improvements benefited gross margin, but were partially offset by higher maintenance, labor, and other costs.
First quarter selling, general and administrative costs increased 3.1%, reflecting normal labor rate increases, general inflation and higher management incentive provisions.
Restructuring and restructuring-related asset impairment charges totaled $2.0 million in the first quarter of 2014 compared with $4.3 million in last year's first quarter. Additional information regarding restructuring actions and impairments is provided in Note 4 to the Company’s Condensed Consolidated Financial Statements.
Net interest expense for the first quarter decreased to $12.6 million, compared with $14.3 million during the same period in 2013. The decrease was due to lower debt levels, primarily resulting from the repayment of the Company's 6.5% debentures which matured in November 2013.

SONOCO PRODUCTS COMPANY

The 2014 first-quarter effective tax rate on GAAP and base earnings was 31.3 percent and 31.1 percent, respectively, compared with a 31.6 percent rate on both GAAP and base earnings in the prior year’s quarter.
REPORTABLE SEGMENTS
Effective January 1, 2014, Sonoco Alloyd, the Company’s retail packaging business and previously part of the Protective Solutions segment, began being reported as part of the Display and Packaging segment. This change reflects the evolving integration occurring between these businesses, enabling them to better leverage the Company’s capabilities, products and services to provide complete solutions to our retail merchandising customers. Prior period results for the affected segments have been retrospectively revised to reflect this change.
The following table recaps net sales for the first quarters of 2014 and 2013 ($ in thousands):

	Three Months Ended
	March 30, 2014	March 31, 2013	% Change
Net sales:
Consumer Packaging	$464,925	$463,300	0.4%
Display and Packaging	153,022	144,575	5.8%
Paper and Industrial Converted Products	455,610	454,207	0.3%
Protective Solutions	112,069	117,131	(4.3)%
Consolidated	$1,185,626	$1,179,213	0.5%
Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Three Months Ended
	March 30, 2014	March 31, 2013	% Change
Income before interest and income taxes:
Segment operating profit
Consumer Packaging	$48,183	$42,340	13.8%
Display and Packaging	5,357	3,503	52.9%
Paper and Industrial Converted Products	29,750	31,004	(4.0)%
Protective Solutions	5,287	9,724	(45.6)%
Restructuring/Asset impairment charges	(1,992)	(4,289)	(53.6)%
Other, net	(24)	(866)	(97.2)%
Consolidated	$86,561	$81,416	6.3%

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the first quarter of 2014 and 2013 ($ in thousands):

	Three Months Ended
	March 30, 2014	March 31, 2013
Restructuring/Asset impairment charges:
Consumer Packaging	$660	$1,243
Display and Packaging	247	135
Paper and Industrial Converted Products	1,034	2,003
Protective Solutions	51	908
Total	$1,992	$4,289

SONOCO PRODUCTS COMPANY

Segment results viewed by Company management to evaluate segment performance do not include restructuring charges, asset impairment charges, acquisition-related charges, interest expense, income taxes, or certain other items, if any, the exclusion of which the Company believes improves the comparability and analysis of the underlying financial performance of the business. Accordingly, the term “segment operating profit” is defined as the segment’s portion of “Income before interest and income taxes” excluding those items. All other general corporate expenses have been allocated as operating costs to each of the Company’s reportable segments.
Consumer Packaging
The Consumer Packaging segment includes the following products and services: round and shaped rigid containers and trays (both composite and thermoformed plastic); blow-molded plastic bottles and jars; extruded and injection-molded plastic products; printed flexible packaging; global brand artwork management; and metal and peelable membrane ends and closures.
Segment sales during the quarter were up slightly on essentially flat volume as higher selling prices and additional sales from the acquisition of a small graphics management business in the U.K. were partially offset by the negative impact of foreign exchange. Segment operating profit increased 14 percent, primarily in the plastics businesses, due to a positive price/cost relationship, lower pension expense and productivity improvements that more than offset higher labor and operating costs. In addition, last year's quarter was hampered by production inefficiencies related to customer specification changes and isolated quality issues as well as a $1.7 million negative LIFO inventory adjustment.

Display and Packaging
The Display and Packaging segment includes the following products and services: designing, manufacturing, assembling, packing and distributing temporary, semipermanent and permanent point-of-purchase displays; supply chain management services, including contract packing, fulfillment and scalable service centers; retail packaging, including printed backer cards, thermoformed blisters and heat sealing equipment; and paper amenities, such as coasters and glass covers.
Sales for the quarter were up 6 percent year over year on volume growth in U.S. display and packaging, global pack centers and retail packaging. Quarterly operating profit for the segment grew 53 percent due to manufacturing productivity in retail packaging and volume gains.
Paper and Industrial Converted Products
The Paper and Industrial Converted Products segment includes the following products: paperboard tubes and cores; fiber-based construction tubes and forms; wooden, metal and composite wire and cable reels and spools; and recycled paperboard, linerboard, corrugating medium, recovered paper and material recycling services.
Despite the negative effects of severe winter weather on volume, segment sales were up slightly as higher selling prices and additional sales from the acquisition of a small recycling operation more than offset the lower volume and a negative impact from foreign exchange.
Operating profits declined 4 percent year over year as a positive price/cost relationship, lower pension expense and modest productivity improvements were more than offset by lower volume and higher maintenance, labor and other costs. Severe weather resulted in lost production at several mills that were forced to cancel multiple shifts due to the conditions and/or partially curtail production. In addition, persistently lower-than-normal temperatures across much of the United States and Canada caused a short-term but significant increase in energy costs at many of our facilities.
Protective Solutions
The Protective Solutions segment includes the following products: custom-engineered, paperboard-based and expanded foam protective packaging and components; and temperature-assured packaging.
The 4 percent decline in segment sales was due to lower volume in the industrial protective and temperature-assured businesses and the divestiture of a small box plant in April 2013. Operating profits declined 46 percent due to lower volume and higher costs, partially due to the severe weather, a negative price/cost relationship and continued start up costs related to a new facility in Mexico.

SONOCO PRODUCTS COMPANY

Financial Position, Liquidity and Capital Resources

The Company’s financial position remained strong during the first three months of 2014. Cash flows provided by operations totaled $45.4 million in the first three months of 2014 compared with $136.3 million during the same period last year, a decrease of $90.9 million. Higher year-over-year pension and postretirement plan contributions accounted for a net decrease in operating cash flows of approximately $28.0 million. First-quarter trade accounts receivable levels increased in both the current and prior year periods, reflecting higher levels of business activity; however, the magnitude of the increase in business activity was greater in 2014 resulting in a $37.5 million greater increase in receivable levels. Inventories used cash of $3.2 million in the first three months of 2014 compared to a $15.5 million use of cash in the same period last year. Both years reflect increased inventory levels following the normal seasonal slowdown at year end. However, the increase in the first quarter of 2014 was less than the increase in the first quarter of 2013 as some of the Company's businesses continued to run at normal production levels during the 2013 holiday season and others made early raw material purchases at the end of 2013 to take advantage of favorable raw material pricing. Trade accounts payable provided $12.7 million of cash in the first three months of 2014 compared with $44.0 million in the first three months of 2013. The $31.3 million decrease is the result of December 2013 Accounts Payable being significantly higher than December 2012 due to a number of factors, including: certain of the Company’s plants did not reduce production run rates during the 2013 holiday season to the same degree as in 2012; ending 2013 payables include a greater amount of opportunistic raw material inventory purchases made late in the year; extended terms with certain vendors that went into effect in early 2013 were fully reflected in 2013 ending accounts payable, but had no effect in 2012; and timing differences on the payment of certain freight and utility charges. As a result of these factors, accounts payable did not experience a similar level of increase in the first quarter of 2014 compared to 2013. Changes in income tax related items contributed $16.2 million to the year-over-year decrease in operating cash flows, driven primarily by a combination of lower tax refunds and higher tax payments in 2014 than in 2013. Accrued expenses provided $5.5 million of cash in the first three months of 2014 compared with using $(10.3) million of cash in the first three months of 2013. This $15.8 million year over year increase is primarily attributable higher year-over-year payroll accruals due to the timing of salaried payroll funding relative to quarter end.
Cash used by investing activities was $35.4 million in the first three months of 2013, compared with $58.9 million in the same period last year, a net decrease of $23.5 million. The decrease in the net use of cash was driven primarily by a year-over-year reduction in capital spending of $17.8 million largely due to the completion in 2013 of several significant projects, including a new biomass boiler at the Company's Hartsville manufacturing complex. Proceeds from the sale of assets were approximately $2.1 million higher year over year due to the current year sale of three buildings associated with operations that were closed as part of restructuring actions in prior years. In addition, last year's quarter also included a $3.6 million investment to acquire a 12% interest in a recycling and environmental services business in Finland. Capital spending is expected to be approximately $150 million during the remainder of 2014.
Cash used by financing activities totaled $34.9 million in the first quarter of 2014, compared with $283.3 million in the same period last year, a decreased use of cash of $248.4 million. Outstanding debt was $985.4 million at March 30, 2014, reflecting net borrowings of $3.7 million during the first quarter of 2014, compared with net repayments of $258.3 million during the same period last year. The Company completed the repatriation of approximately $254 million of cash from its foreign subsidiaries during the first quarter of 2013, using the proceeds to pay off the $135 million balance of a term loan entered into in November 2011 to fund the purchase of Tegrant Holding Corporation and the remainder to pay down commercial paper. During the first three months of 2014, the Company paid cash dividends of $31.7 million, an increase of $1.4 million over the same period last year. Net proceeds from the exercise of stock awards were $1.9 million in the quarter ended March 30, 2014, compared with $5.1 million in the same period last year, a decrease of $3.2 million. Share repurchases were higher year over year, resulting in an increased use of cash of $9.0 million. This increase reflects the purchase of approximately 0.2 million shares under a previously announced stock buyback program. The Company expects to repurchase approximately 1.8 million additional shares under this program over the balance of 2014.
The Company operates a $350 million commercial paper program, supported by a bank credit facility of the same amount committed through October 2017. There was no commercial paper outstanding at March 30, 2014 or December 31, 2013.
Cash and cash equivalents totaled $191.4 million and $217.6 million at March 30, 2014 and December 31, 2013, respectively. Of these totals, $161.6 million and $163.4 million, respectively, were held outside of the United States by the Company’s foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or

SONOCO PRODUCTS COMPANY

for capital expenditures, acquisitions, and other offshore growth opportunities. Under current law, cash repatriated to the United States is subject to federal income taxes, less applicable foreign tax credits. As the Company enjoys ample domestic liquidity through a combination of operating cash flow generation and access to bank and capital markets borrowings, we have generally considered our offshore cash balances to be indefinitely invested outside the United States and, accordingly, have not provided for U.S. federal tax liability on these amounts for financial reporting purposes. The Company currently has no plans to repatriate any of the cash balances held outside the United States. However, if such balances were to be repatriated, additional U.S. federal income tax payments could result. Computation of the potential deferred tax liability associated with unremitted earnings deemed to be indefinitely reinvested is not practicable. The Company utilizes a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations where it is needed.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires the Company to maintain a minimum level of interest coverage, and a minimum level of net worth, as defined. As of March 30, 2014, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
The Company anticipates additional contributions to its pension and postretirement plans of approximately $22 million during the remainder of 2014, which would bring total contributions made during 2014 to approximately $66 million. Future funding requirements beyond 2014 will vary depending largely on actual investment returns, future actuarial assumptions, and legislative actions.
Fair Value Measurements, Foreign Exchange Exposure and Risk Management
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
In January 2003, the Venezuelan government suspended the free exchange of bolivars (BsF) for foreign currency. Since 2003, the only consistent mechanism potentially available to the Company for exchanging currency has been via the central bank at the official rate. The official rate has been devalued significantly from 1.6 BsF/US$ in January 2003 to 6.3 BsF/US$ presently and access to U.S dollars at the official rate is extremely limited. Since January 1, 2010, the Company has considered Venezuela to be a hyperinflationary economy and has accounted for its operations accordingly. Due to actions taken over the past year, in addition to the official rate the Venezuelan government now supports two alternative foreign exchange mechanisms. However, due to program limitations preventing the Company's participation and/or a lack of transparency, the Company continues to use the official rate to report the results of its operations in Venezuela. At March 31, 2014, the indicated exchange rates available under these alternative mechanisms were 10.7 BsF/US$ and 50.8 BsF/US$ and may represent more realistic rates at which the Company could expect to convert its BsF denominated monetary assets and liabilities into dollars. If the Company were to begin reporting the results of its operations in Venezuela using 10.7 BsF/US$ or 50.8 BsF/US$, it would report a translation loss of approximately $3 million or $6 million, respectively. In addition, the use of a significantly less advantageous exchange rate mechanism than the official rate may also result in an impairment charge related to non-recoverability of other assets such as inventory and property and equipment. The Company will continue to monitor developments regarding these, or other, alternative mechanisms and assess if a rate other than the official rate would be more appropriate for remeasuring reported financial results. Annual net sales in Venezuela are approximately $14 million. The Company's total net investment in Venezuela is $11 million, of which $7 million is exposed to translation gains/losses due to changes in the exchange rate.
At March 30, 2014, the Company had commodity contracts outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. The total net fair market value of these instruments was a favorable position of $1.6

SONOCO PRODUCTS COMPANY

million at March 30, 2014, and an unfavorable position of $0.3 million at December 31, 2013. Natural gas and aluminum contracts covering an equivalent of 5.5 million MMBTUs and 4,712 metric tons, respectively, were outstanding at March 30, 2014. Additionally, the Company had various currency contracts outstanding to fix the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments was a net unfavorable position of $1.7 million at March 30. 2014, compared with a net unfavorable position of $0.1 million at December 31, 2013. These contracts qualify as cash flow hedges and mature within twelve months of their respective reporting dates.
In addition, at March 30, 2014, the Company had various currency contracts outstanding to fix the exchange rate on certain foreign currency assets and liabilities. Although placed as an economic hedge, the Company does not apply hedge accounting to these contracts. The fair value of these currency contracts was a net favorable position of $0.5 million at March 30, 2014 and a net favorable position of $0.4 million at December 31, 2013.
At March 30, 2014, the U.S. dollar had strengthened against most of the functional currencies of the Company’s foreign operations compared to December 31, 2013, resulting in a translation loss of $7.4 million being recorded in accumulated other comprehensive income during the three months ended March 30, 2014.
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
Information about the Company’s exposure to market risk is discussed under Part I, Item 2 in this report and was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on March 3, 2014. There have been no other material quantitative or qualitative changes in market risk exposure since the date of that filing.

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
Information with respect to legal proceedings and other exposures appears in Part I – Item 3 – “Legal Proceedings” and Part II – Item 8 – “Financial Statements and Supplementary Data” (Note 14 - “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and in Part I – Item 1 – “Financial Statements” (Note 12 – “Commitments and Contingencies”) of this report.
Fox River
In April 2006, the U.S. Environmental Protection Agency (EPA) and the Wisconsin Department of Natural Resources (WDNR) sued U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, and NCR Corporation (NCR), an unrelated company, to recover certain costs incurred for response activities undertaken regarding the release and threatened release of hazardous substances in specific areas of elevated concentrations of polychlorinated biphenyls (PCBs) in sediments in the Lower Fox River and Green Bay in northeastern Wisconsin (hereinafter the Site). Pursuant to a Consent Decree agreed to by NCR and U.S. Mills as a consequence of the litigation, the Site is to be cleaned up on an expedited basis and NCR and U.S. Mills started removing contaminated sediment in May 2007. The remediation involves removal of sediment from the riverbed, dewatering of the sediment and storage at an offsite landfill. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation, which through March 30, 2014, has totaled slightly more than $25 million. U.S. Mills’ environmental reserve at March 30, 2014, includes $3.2 million for its share of the estimated remaining costs under the funding agreement for the remediation of the Site. The actual costs associated with cleanup of the Site, however, are dependent upon many factors and it is possible that remediation costs could be higher or lower than the current estimate of project costs. Under the terms of the agreement, the parties reserved their rights to make claims against each other, as well as third parties, to reallocate the costs of remediating the Site. Accordingly, the Company’s ultimate share of the liability for remediating the Site could be greater or less than 50% of the total cost.
In addition to the Site discussed above, as previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2013, U.S. Mills faces additional exposure related to potential natural resource damage and environmental remediation costs for a larger stretch of the lower Fox River, including the bay at Green Bay, which includes the Site discussed above (Operating Units 2 – 5). On November 13, 2007, the EPA issued a unilateral Administrative Order for Remedial Action pursuant to Section 106 of CERCLA. The order requires U.S. Mills and the seven other respondents jointly to take various actions to cleanup Operable Units (OUs) 2 – 5. The order covers planning and design work as well as dredging and disposing of contaminated sediments and the capping of dredged and less contaminated areas of the river bottom. The order also provides for a penalty for failure by a respondent to comply with its terms as well as exposing a non-complying respondent to potential treble damages. Even though U.S. Mills has reserved its rights to contest liability for any portion of the work, it is cooperating with the other respondents to comply with the order, although its financial contribution will likely be determined by the lawsuit commenced in June 2008 and discussed below.
On June 12, 2008, NCR and Appleton Papers, Inc. (API), as plaintiffs, commenced suit in the United States District Court for the Eastern District of Wisconsin (No. 08-CV-0016-WCG) against U.S. Mills, as one of a number of defendants, seeking a declaratory judgment allocating among all the parties the costs and damages associated with the pollution and clean up of the Lower Fox River (the Contribution Case). The suit also seeks damages from the defendants for amounts already spent by the plaintiffs, including natural resource damages, and future amounts to be spent by all parties with regard to the pollution and cleanup of the Lower Fox River. The court limited discovery to information regarding when each party knew, or should have known, that recycling NCR brand carbonless paper would result in the discharge of PCBs to a water body, and what action, if any, each party took to avoid the risk of further contamination. On December 16, 2009, the court issued an order which concluded that, under the equities of the case, NCR and API were not entitled to any contributions from U.S. Mills and other defendants, thereby granting the defendant’s motions for summary judgment and denying the plaintiffs’ motions for summary judgment. Subsequent to the December 2009 ruling, U.S. Mills and other defendants made motions to have the court rule that, on the same basis as the December 2009 ruling, NCR would be responsible for any costs that U.S. Mills and the other defendants might incur, past, present and future. These motions have been granted by the court. In June 2013 the court entered final, appealable orders in this suit and the orders have been appealed to the United States Court of Appeals for the Seventh Circuit (7th Circuit).

SONOCO PRODUCTS COMPANY

On October 14, 2010, the EPA and the WDNR filed suit against NCR, API, U.S. Mills and nine other defendants in the United States District Court for the Eastern District of Wisconsin (District Court) (No. 10-CV-00910-WCG) pursuant to Sections 106 and 107 of CERCLA. The plaintiffs seek to recover unreimbursed costs incurred for activities undertaken in response to the release and threatened release of hazardous substances from facilities at or near the Lower Fox River and Green Bay as well as damages for injury to, loss of, and destruction of natural resources resulting from such releases. The plaintiffs also seek a ruling that the defendants are liable for future response costs of the plaintiffs and requiring the defendants to comply with the unilateral Administrative Order for Remedial Action discussed above. The Company does not believe that the remedies sought in the suit materially expand the Company’s potential liability beyond what has been previously disclosed in this report or in the Company’s prior filings. U.S. Mills has entered into a stipulation with the plaintiffs that, in exchange for U.S. Mills’ admitting that it is liable for discharging wastewater containing PCBs into the river, the plaintiffs would not seek an injunction in this proceeding against U.S. Mills requiring it to participate in the completion of the Fox River remediation. In June 2013 the court ordered several defendants, including NCR, to comply with the unilateral Administrative Order but, consistent with the stipulation, U.S. Mills was not among those defendants. The court’s order has also been appealed to the 7th Circuit. As described in the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2014, U. S. Mills and five other defendants have reached a conditional agreement with the EPA and WDNR to settle various issues in the litigation. Finalization of the proposed settlement is subject to a number of contingencies including approval by the District Court, and will not be effective unless and until it has been approved by the District Court. The proposed settlement could be withdrawn by the United States if comments received in conjunction with a mandatory 30-day public comment period disclose facts or considerations that indicate that the settlement is improper, inappropriate, inadequate, or not in the public interest. If consent is not withdrawn following the comment period, the EPA will request the District Court’s approval and entry of a consent decree relating to the settlement. If this request occurs before a decision is reached by the 7th Circuit with respect to the pending appeals of certain other orders in this case, then the EPA will further seek an indicative ruling on the request from the District Court and an appropriate remand by the 7th Circuit to ensure the District Court possesses clear authority to approve and enter the consent decree. In addition, a ruling adverse to the Company in the Contribution Case might reduce the beneficial effects of the proposed settlement to the Company. As a result of the above required actions and the unpredictability of court decisions, the timing and eventual outcome of the proposed settlement, as well as the financial statement impact to the Company, are uncertain. U.S. Mills plans to continue to defend its interests in both suits vigorously.
As of March 30, 2014, U.S. Mills’ environmental reserve for potential liabilities associated with the remediation of OUs 2 -5 (not including amounts accrued for remediation of the Site) totaled $48.9 million. Because of the continuing uncertainties in the estimated costs of remediation and continuing uncertainties surrounding U.S. Mills’ allocable share, including a potentially favorable resolution, it is impossible to state with any degree of confidence that any estimate is a better estimate than the amount recorded. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional pretax exposure to its consolidated financial position beyond what has been reserved is limited to the equity position of U.S. Mills, which was approximately $94 million at March 30, 2014.
Other Legal Matters
Additional information regarding legal proceedings is provided in Note 12 to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

SONOCO PRODUCTS COMPANY

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs[2]
1/01/14 – 2/02/14	20,617	$42.72	—	4,867,500
2/03/14 – 3/03/14	78,131	$41.72	56,000	4,811,500
3/03/14 – 3/30/14	157,833	$41.42	152,000	4,659,500
Total	256,581	$41.62	208,000	4,659,500

1
A total of 48,581 common shares were repurchased in the first quarter of 2014 related to shares withheld to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These shares were not repurchased as part of a publicly announced plan or program.

2
On April 19, 2006, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. This authorization rescinded all previous existing authorizations and does not have a specific expiration date. A total of 132,500 shares were purchased under this authorization in 2013; accordingly, at December 31, 2013, a total of 4,867,500 shares remained available for repurchase. During the first quarter of 2014, an additional 208,000 shares were repurchased at a cost of $8.6 million, leaving 4,659,500 shares remaining available for repurchase at March 30, 2014.

Item 6.	Exhibits.

15.	Letter re: unaudited interim financial information

31.	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

101.
The following materials from Sonoco Products Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Income for the three months ended March 30, 2014 and March 31, 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 30, 2014 and March 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2014 and March 31, 2013, and (v) Notes to Condensed Consolidated Financial Statements.

SONOCO PRODUCTS COMPANY

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date: April 30, 2014	By:	/s/ Barry L. Saunders
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

101
The following materials from Sonoco Products Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 30, 2014 and December 31, 2013 (ii) Condensed Consolidated Statements of Income for the three months ended March 30, 2014 and March 31, 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 30, 2014 and March 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2014 and March 31, 2013, and (v) Notes to Condensed Consolidated Financial Statements.