Form 10-Q
period 2014-06-29
SONOCO PRODUCTS CO
filed 2014-07-29
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at July 17, 2014:
Common stock, no par value: 101,736,119

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	June 29, 2014	December 31, 2013*
Assets
Current Assets
Cash and cash equivalents	$199,780	$217,567
Trade accounts receivable, net of allowances	705,465	614,053
Other receivables	37,265	38,995
Inventories:
Finished and in process	155,358	158,256
Materials and supplies	268,382	252,531
Prepaid expenses	54,479	57,666
Deferred income taxes	41,727	39,406
	1,462,456	1,378,474
Property, Plant and Equipment, Net	1,028,814	1,021,920
Goodwill	1,100,978	1,099,207
Other Intangible Assets, Net	233,418	243,920
Long-term Deferred Income Taxes	40,581	67,364
Other Assets	172,702	168,406
Total Assets	$4,038,949	$3,979,291
Liabilities and Equity
Current Liabilities
Payable to suppliers	$520,532	$491,809
Accrued expenses and other	319,931	331,566
Notes payable and current portion of long-term debt	90,067	35,201
Accrued taxes	5,050	8,649
	935,580	867,225
Long-term Debt, Net of Current Portion	947,081	946,257
Pension and Other Postretirement Benefits	228,013	263,718
Deferred Income Taxes	123,805	128,006
Other Liabilities	47,011	48,760
Commitments and Contingencies
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 101,760 and 102,147 shares issued and outstanding at June 29, 2014 and December 31, 2013, respectively	7,175	7,175
Capital in excess of stated value	441,605	457,190
Accumulated other comprehensive loss	(360,046)	(358,520)
Retained earnings	1,653,954	1,604,892
Total Sonoco Shareholders’ Equity	1,742,688	1,710,737
Noncontrolling Interests	14,771	14,588
Total Equity	1,757,459	1,725,325
Total Liabilities and Equity	$4,038,949	$3,979,291

*
The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net sales	$1,247,380	$1,226,256	$2,433,006	$2,405,469
Cost of sales	1,015,643	1,003,692	1,988,966	1,977,189
Gross profit	231,737	222,564	444,040	428,280
Selling, general and administrative expenses	126,455	121,848	250,205	241,859
Restructuring/Asset impairment charges	3,671	8,678	5,663	12,967
Income before interest and income taxes	101,611	92,038	188,172	173,454
Interest expense	13,670	15,136	26,954	30,281
Interest income	535	729	1,176	1,606
Income before income taxes	88,476	77,631	162,394	144,779
Provision for income taxes	29,993	26,409	53,162	47,661
Income before equity in earnings of affiliates	58,483	51,222	109,232	97,118
Equity in earnings of affiliates, net of tax	3,126	3,824	4,602	5,721
Net income	$61,609	$55,046	$113,834	$102,839
Net (income)/loss attributable to noncontrolling interests	(125)	(58)	(48)	288
Net income attributable to Sonoco	$61,484	$54,988	$113,786	$103,127
Weighted average common shares outstanding:
Basic	102,461	102,640	102,614	102,461
Diluted	103,446	102,977	103,590	102,988
Per common share:
Net income attributable to Sonoco:
Basic	$0.60	$0.54	$1.11	$1.01
Diluted	$0.59	$0.53	$1.10	$1.00
Cash dividends	$0.32	$0.31	$0.63	$0.61
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net income	$61,609	$55,046	$113,834	$102,839
Other comprehensive income/(loss):
Foreign currency translation adjustments	8,523	(21,090)	1,164	(40,699)
Changes in defined benefit plans, net of tax	(8,173)	6,239	(3,999)	12,725
Changes in derivative financial instruments, net of tax	1,073	(1,770)	1,309	2,890
Other comprehensive income/(loss)	1,423	(16,621)	(1,526)	(25,084)
Comprehensive income	63,032	38,425	112,308	77,755
Net (income)/loss attributable to noncontrolling interests	(125)	(58)	(48)	288
Other comprehensive (income)/loss attributable to noncontrolling interests	(254)	332	(135)	626
Comprehensive income attributable to Sonoco	$62,653	$38,699	$112,125	$78,669
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended
	June 29, 2014	June 30, 2013
Cash Flows from Operating Activities:
Net income	$113,834	$102,839
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	791	6,850
Depreciation, depletion and amortization	95,516	98,254
Share-based compensation expense	9,245	5,030
Equity in earnings of affiliates	(4,602)	(5,721)
Cash dividends from affiliated companies	3,527	3,660
Gain on disposition of assets	(940)	(1,100)
Pension and postretirement plan expense	19,431	31,366
Pension and postretirement plan contributions	(53,592)	(24,812)
Tax effect of share-based compensation exercises	2,030	3,989
Excess tax benefit of share-based compensation	(2,130)	(1,749)
Net increase in deferred taxes	5,584	14,874
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Trade accounts receivable	(84,127)	(64,135)
Inventories	(10,666)	(14,717)
Payable to suppliers	21,039	68,500
Prepaid expenses	(10,624)	(6,400)
Accrued expenses	10,066	(14,685)
Income taxes payable and other income tax items	10,584	33,184
Fox River environmental reserves	(14,934)	(1,428)
Other assets and liabilities	(4,498)	10,681
Net cash provided by operating activities	105,534	244,480
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(85,886)	(98,978)
Cost of acquisitions, exclusive of cash	(10,964)	—
Proceeds from the sale of assets	3,588	8,017
Investment in affiliates and other, net	138	(3,571)
Net cash used in investing activities	(93,124)	(94,532)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	26,946	8,630
Principal repayment of debt	(23,411)	(137,987)
Net increase/(decrease) in commercial paper	51,000	(152,000)
Net increase/(decrease) in outstanding checks	3,915	(1,283)
Excess tax benefit of share-based compensation	2,130	1,749
Cash dividends	(64,353)	(61,721)
Shares acquired	(29,739)	(1,961)
Shares issued	2,508	9,940
Net cash used in financing activities	(31,004)	(334,633)
Effects of Exchange Rate Changes on Cash	807	(9,038)
Net Decrease in Cash and Cash Equivalents	(17,787)	(193,723)
Cash and cash equivalents at beginning of period	217,567	373,084
Cash and cash equivalents at end of period	$199,780	$179,361
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 1: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three and six months ended June 29, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Effective January 1, 2014, the Company began reporting Sonoco Alloyd, the Company’s retail packaging business and previously part of the Protective Solutions segment, as part of the Display and Packaging segment. Prior period results for the affected segments have been retrospectively revised to reflect this change.
Results for the three and six-month periods ended June 29, 2014, include an out-of-period adjustment to record a valuation allowance on deferred tax assets primarily related to the pension plan of a foreign subsidiary. This valuation allowance should have been established in prior years when the deferred tax assets were recognized. The cumulative adjustment made to correct this error resulted in a reduction of reported long-term deferred income tax assets of $11,771, with a corresponding increase in accumulated other comprehensive loss through a decrease in current period comprehensive income. The effect of this error was not considered material to any of the Company's previously issued financial statements or to the current year consolidated financial statements.
With respect to the unaudited condensed consolidated financial information of the Company for the three- and six-month periods ended June 29, 2014 and June 30, 2013 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 29, 2014 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Note 2: New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, "Revenue From Contracts With Customers." ASU 2014-09 changes the definitions/criteria used to determine when revenue should be recognized from being based on risks and rewards to being based on control. It also changes the manner in which variable consideration is recognized, requires recognition of the time value of money when payment terms exceed one year, provides clarification on accounting for contract costs, and expands disclosure requirements. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016. Due to the nature of the Company's business and its standard terms of sale, there is likely to be little practical difference for Sonoco between the current transfer of risks and rewards model and the new transfer of control model. In addition, few of the Company's sales, if any, contain an element of variable consideration or have payment terms exceeding one year. Accordingly, we do not expect the implementation of ASU 2014-09 to have a material impact on Sonoco's financial statements.
In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 clarified guidance and eliminated diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance became effective for reporting periods beginning on or after December 15, 2013; accordingly, the Company implemented ASU 2013-11 effective January 1, 2014. The impact on the Company's condensed consolidated financial statements from applying this new guidance was immaterial.
During the three- and six-month periods ended June 29, 2014, there have been no other newly issued nor newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements. Further, at June 29, 2014, there were no other pronouncements pending adoption that are expected to have a material impact on the Company’s financial statements.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 3: Acquisitions
The Company completed the acquisition of Dalton Paper Products, Inc., a manufacturer of tubes and cores, on May 2, 2014 for a net cash cost of $11,286. The acquisition consists of a single manufacturing facility located in Dalton, Georgia, and is expected to generate annual sales of approximately $20,000 for the Paper and Industrial Converted Products segment. In connection with this acquisition, the Company recorded net tangible assets of $6,894, identifiable intangible assets of $3,380, and goodwill of $1,012. The goodwill is not expected to be deductible for income tax purposes.
The Company has accounted for this acquisition as a purchase and, accordingly, has included their results of operations in consolidated net income from the date of acquisition. Pro forma results have not been provided, as the acquisition was not material to the Company's financial statements individually, or in the aggregate.
The Company also received cash totaling $322 during the second quarter of 2014 in connection with the final working capital settlement related to its 2013 acquisition of Imagelinx, a global brand artwork management business in the United Kingdom.

Note 4: Shareholders' Equity
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Numerator:
Net income attributable to Sonoco	$61,484	$54,988	$113,786	$103,127
Denominator:
Weighted average common shares outstanding:
Basic	102,461,000	102,640,000	102,614,000	102,461,000
Dilutive effect of stock-based compensation	985,000	337,000	976,000	527,000
Diluted	103,446,000	102,977,000	103,590,000	102,988,000
Reported net income attributable to Sonoco per common share:
Basic	$0.60	$0.54	$1.11	$1.01
Diluted	$0.59	$0.53	$1.10	$1.00
Certain stock appreciation rights to purchase shares of the Company's common stock are not dilutive because the exercise price is greater than the market price of the stock at the end of the reporting period. The average number of stock appreciation rights that were not dilutive and therefore not included in the computation of diluted earnings per share was 640,717 and 642,272 during the three- and six-month periods ended June 29, 2014, respectively, and 1,149,157 and 1,665,709 for the three- and six-month periods ended June 30, 2013. No adjustments were made to reported net income attributable to Sonoco in the computations of earnings per share.
Stock Repurchases
The Company’s Board of Directors has authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. A total of 132,500 shares were repurchased under this authorization in 2013. During the six months ended June 29, 2014, an additional 649,237 shares were purchased at a cost of $27,103; accordingly, at June 29, 2014, a total of 4,218,263 shares remain available for repurchase.
The Company frequently repurchases shares of its common stock to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 62,883 shares in the first six months of 2014 at a cost of $2,636, and 63,757 shares in the first six months of 2013 at a cost of $1,961.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Dividend Declarations
On April 16, 2014 , the Board of Directors declared a regular quarterly dividend of $0.32 per share. This dividend was paid on June 10, 2014 to all shareholders of record as of May 16, 2014.
On July 16, 2014, the Board of Directors declared a regular quarterly dividend of $0.32 per share. This dividend is payable September 10, 2014 to all shareholders of record as of August 15, 2014.

Note 5: Restructuring and Asset Impairment
The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2014 and 2013 are reported as “2014 Actions” and “2013 Actions,” respectively. Actions initiated prior to 2013, all of which were substantially complete at June 29, 2014, are reported as “2012 and Earlier Actions.”
Following are the total restructuring and asset impairment charges/(credits), net of adjustments, recognized by the Company during the periods presented:

	2014		2013
	Second Quarter	Six Months	Second Quarter	Six Months
Restructuring/Asset impairment:
2014 Actions	$2,929	$4,328	$—	$—
2013 Actions	690	1,965	8,486	9,802
2012 and Earlier Actions	52	(630)	192	3,165
Restructuring/Asset impairment charges	$3,671	$5,663	$8,678	$12,967
Income tax benefit	(977)	(1,388)	(2,913)	(4,196)
Cost attributable to noncontrolling interests, net of tax	(13)	(15)	(27)	(54)
Total impact of restructuring/asset impairment charges, net of tax	$2,681	$4,260	$5,738	$8,717
Pre-tax restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Condensed Consolidated Statements of Income.
The Company expects to recognize future additional charges totaling approximately $1,300 in connection with announced restructuring actions, when recognizable in accordance with GAAP, and believes that the majority of these charges will be incurred and paid by the end of 2014. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions may be undertaken.

2014 Actions
During 2014, the Company announced the closure of two recycling facilities - one in the United States and one in Brazil, a tube and core plant in Canada (parts of the Paper and Industrial Converted Products segment), and a molded foam plant in the United States (part of the Protective Solutions segment). In addition, the Company continued its manufacturing rationalization efforts in its blow-molding business (part of the Consumer Packaging segment), and realigned its cost structure, resulting in the elimination of approximately 53 positions.
Below is a summary of 2014 Actions and related expenses by segment and by type incurred and estimated to be incurred through completion.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

2014 Actions	Second Quarter 2014	Total Incurred to Date	Estimated Total Cost
Severance and Termination Benefits
Consumer Packaging	$38	$688	$738
Paper and Industrial Converted Products	2,317	2,582	2,583
Protective Solutions	$188	$188	$188
Asset Impairment / Disposal of Assets
Paper and Industrial Converted Products	$220	$693	$693
Other Costs
Consumer Packaging	$9	$20	$70
Paper and Industrial Converted Products	(28)	(28)	72
Protective Solutions	$185	$185	$285
Total Charges and Adjustments	$2,929	$4,328	$4,629
The following table sets forth the activity in the 2014 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2014 Actions	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity 2014 Year to Date
Liability at December 31, 2013	$—	$—	$—	$—
2014 charges	3,458	693	177	4,328
Cash receipts/(payments)	(1,819)	150	81	(1,588)
Asset write downs/disposals	—	(843)	—	(843)
Foreign currency translation	(6)	—	1	(5)
Liability at June 29, 2014	$1,633	$—	$259	$1,892

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

	2014		2013		Total Incurred to Date	Estimated Total Cost
2013 Actions	Second Quarter	Six Months	Second Quarter	Six Months
Severance and Termination Benefits
Consumer Packaging	(251)	$111	$1,070	$1,505	$5,020	$5,020
Display and Packaging	153	318	514	514	1,347	1,347
Paper and Industrial Converted Products	258	868	409	909	4,215	4,215
Protective Solutions	(223)	(215)	88	128	376	376
Asset Impairment / Disposal of Assets
Consumer Packaging	—	—	5,231	5,231	5,926	5,926
Display and Packaging	—	—	—	—	165	165
Paper and Industrial Converted Products	(55)	(597)	163	414	(105)	(105)
Protective Solutions	191	185	414	414	847	847
Other Costs
Consumer Packaging	399	885	552	552	1,906	2,006
Display and Packaging	18	108	6	12	205	305
Paper and Industrial Converted Products	158	211	6	96	659	759
Protective Solutions	42	91	33	27	225	325
Total Charges and Adjustments	$690	$1,965	$8,486	$9,802	$20,786	$21,186
The following table sets forth the activity in the 2013 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2013 Actions	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity 2014 Year to Date
Liability at December 31, 2013	$3,258	$—	$—	$3,258
2014 charges	1,674	315	1,370	3,359
Adjustments	(592)	(727)	(75)	(1,394)
Cash receipts/(payments)	(2,457)	855	(1,295)	(2,897)
Asset write downs/disposals	—	(443)	—	(443)
Foreign currency translation	(4)	—	—	(4)
Liability at June 29, 2014	$1,879	$—	$—	$1,879
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
The Company expects to recognize future pretax charges of approximately $700 associated with 2012 and Earlier Actions.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Below is a summary of expenses/(income) incurred by segment for 2012 and Earlier Actions for the three- and six--month periods ended June 29, 2014 and June 30, 2013.

	2014		2013
2012 and Earlier Actions	Second Quarter	Six Months	Second Quarter	Six Months
Consumer Packaging	$(369)	$(1,218)	$(661)	$147
Display and Packaging	—	(8)	90	218
Paper and Industrial Converted Products	421	596	726	1,889
Protective Solutions	—	—	37	911
Total Charges/(Income) and Adjustments	$52	$(630)	$192	$3,165

The accrual for 2012 and Earlier Actions totaled $3,186 and $4,547 at June 29, 2014 and December 31, 2013, respectively, and is included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. The accrual relates primarily to a pension withdrawal liability associated with a former paper mill in the United States and unpaid severance. The Company expects the majority of both the liability and the future costs associated with 2012 and Earlier Actions to be paid in 2014 using cash generated from operations.

Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in the balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the six months ended June 29, 2014 and June 30, 2013:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(262)	$(333,106)	$(25,152)	$(358,520)
Other comprehensive income/(loss) before reclassifications	2,194	(12,138)	1,164	(8,780)
Amounts reclassified from accumulated other comprehensive loss to net income	(899)	8,139	—	7,240
Amounts reclassified from accumulated other comprehensive loss to fixed assets	14	—	—	14
Net current-period other comprehensive income/(loss)	1,309	(3,999)	1,164	(1,526)
Balance at June 29, 2014	$1,047	$(337,105)	$(23,988)	$(360,046)

Balance at December 31, 2012	$(6,727)	$(472,333)	$3,234	$(475,826)
Other comprehensive income/(loss) before reclassifications	2,092	(2,360)	(40,699)	(40,967)
Amounts reclassified from accumulated other comprehensive loss to net income	709	15,085	—	15,794
Amounts reclassified from accumulated other comprehensive loss to fixed assets	89	—	—	89
Net current-period other comprehensive income/(loss)	2,890	12,725	(40,699)	(25,084)
Balance at June 30, 2013	$(3,837)	$(459,608)	$(37,465)	$(500,910)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The following table summarizes the effects on net income of significant amounts classified out of each component of accumulated other comprehensive loss for the three and six months ended June 29, 2014 and June 30, 2013:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended		Six Months Ended
Details about Accumulated Other Comprehensive Loss Components	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013	Affected Line Item in the Condensed Consolidated Statements of Net Income
Gains and losses on cash flow hedges
Foreign exchange contracts	$(911)	$1,798	$(1,910)	$2,242	Net sales
Foreign exchange contracts	249	(647)	2,111	(1,050)	Cost of sales
Commodity contracts	408	(733)	1,125	(2,389)	Cost of sales
	(254)	418	1,326	(1,197)	Total before tax
	28	(118)	(427)	488	Tax (provision)/benefit
	$(226)	$300	$899	$(709)	Net of tax
Defined benefit pension items
Amortization of defined benefit pension items(a)	$(4,961)	$(9,306)	$(9,614)	$(16,950)	Cost of sales
Amortization of defined benefit pension items(a)	(1,654)	(3,102)	(3,204)	(5,650)	Selling, general and administrative
	(6,615)	(12,408)	(12,818)	(22,600)	Total before tax
	2,630	3,838	4,679	7,515	Tax benefit
	$(3,985)	$(8,570)	$(8,139)	$(15,085)	Net of tax
Total reclassifications for the period	$(4,211)	$(8,270)	$(7,240)	$(15,794)	Net of tax

(a)	See Note 10 for additional details.
At June 29, 2014, the Company had commodity contracts outstanding to fix the costs of certain anticipated purchases of natural gas and aluminum, and foreign currency contracts to hedge certain anticipated foreign currency denominated sales and purchases. These contracts, which have maturities ranging from July 2014 to December 2015, qualify as cash flow hedges under U.S. GAAP. The amounts included in accumulated other comprehensive loss related to these cash flow hedges were net gains of $1,505 ($1,047 after tax) at June 29, 2014, and losses of $427 ($262 after tax) at December 31, 2013.
The cumulative tax (provision)/benefit on Cash Flow Hedges included in Accumulated Other Comprehensive Loss was $(458) at June 29, 2014, and $165 at December 31, 2013. During the three- and six-month periods ended June 29, 2014, the tax benefit on Cash Flow Hedges changed by $(528) and $(623), respectively.
The cumulative tax benefit on Defined Benefit Pension Items was $175,237 at June 29, 2014, and $189,668 at December 31, 2013. During the three- and six-month periods ended June 29, 2014, the tax benefit on Defined Benefit Pension Items decreased by $(12,382) and $(14,431), respectively.
During the three- and six-month periods ended June 29, 2014, changes in noncontrolling interests included foreign currency translation adjustments of $254 and $135, respectively.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 7: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill by segment for the six months ended June 29, 2014 is as follows:

	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Goodwill at December 31, 2013	$418,765	$204,629	$254,648	$221,165	$1,099,207
Acquisitions	—	—	1,012	—	1,012
Foreign currency translation	464	—	350	—	814
Other	(55)	—	—	—	(55)
Goodwill at June 29, 2014	$419,174	$204,629	$256,010	$221,165	$1,100,978
The Company recorded $1,012 of goodwill in connection with the May 2014 acquisition of Dalton Paper Products, a tube and core business located in Dalton, Georgia.
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
Although no reporting units failed the qualitative or quantitative assessments noted above, in management’s opinion, the reporting units with significant goodwill having the greatest risk of future impairment if actual results in the future are not as expected are Plastics – Blowmolding and Plastics – Thermoforming. Total goodwill associated with these reporting units was approximately $126,500 and $53,200, respectively, at June 29, 2014. Although management believes that goodwill of the Display and Packaging reporting unit is not currently at risk for impairment, a large portion of sales in this unit is concentrated in one customer and will be up for negotiation over the next few years. Management

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

expects to retain this business; however, if a significant amount is lost and not replaced, it is possible that a goodwill impairment charge may be incurred. Total goodwill associated with this reporting unit was approximately $196,700 at June 29, 2014.
There were no triggering events between the most recent annual impairment test and June 29, 2014. However, the Plastics – Blowmolding business referenced above experienced some short-term performance issues during the first quarter of 2014, but began to perform more in line with management's expectations during the second quarter. The goodwill for this unit could become impaired should the business not exhibit the sustained improvements expected or if management’s outlook changes.

Other Intangible Assets
A summary of other intangible assets as of June 29, 2014 and December 31, 2013 is as follows:

	June 29, 2014	December 31, 2013
Other Intangible Assets, gross
Patents	$2,220	$2,221
Customer lists	342,019	339,911
Trade names	21,216	21,232
Proprietary technology	17,845	17,866
Land use rights	323	323
Other	4,787	4,731
Other Intangible Assets, gross	$388,410	$386,284
Accumulated Amortization	$(154,992)	$(142,364)
Other Intangible Assets, net	$233,418	$243,920
Other intangible assets are amortized on a straight-line basis over their respective useful lives, which generally range from three to forty years. The Company has no intangibles with indefinite lives.
The Company recorded $3,380 of identifiable intangibles in connection with the acquisition of a small tubes and cores business in May 2014. These intangibles, primarily related to customer lists, will be amortized over a period of ten years.
Aggregate amortization expense was $6,960 and $7,141 for the three months ended June 29, 2014 and June 30, 2013, respectively, and $13,823 and $14,316 for the six months ended June 29, 2014 and June 30, 2013, respectively. Amortization expense on other intangible assets is expected to approximate $27,900 in 2014, $26,800 in 2015, $26,500 in 2016, $26,100 in 2017 and $25,800 in 2018.

Note 8: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	June 29, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$947,081	$1,059,236	$946,257	$999,247
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
Cash Flow Hedges
At June 29, 2014 and December 31, 2013, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. To the extent considered effective, the changes

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

in fair value of these contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which the hedged item impacts earnings. The Company has determined all hedges to be highly effective and as a result no material ineffectiveness has been recorded.
Commodity Cash Flow Hedges
The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas and aluminum. At June 29, 2014, natural gas swaps covering approximately 6.8 million MMBTUs were outstanding. These contracts represent approximately 75% and 75% of anticipated U.S. and Canadian usage for the remainder of 2014 and 2015, respectively. Additionally, the Company had swap contracts covering 2,363 metric tons of aluminum representing approximately 34% of anticipated usage for the remainder of 2014. The fair values of the Company’s commodity cash flow hedges were in a gain position of $1,349 and a loss position of $(330) at June 29, 2014 and December 31, 2013, respectively. The amount of the gain included in accumulated other comprehensive loss at June 29, 2014, that is expected to be reclassified to the income statement during the next twelve months is $1,008.
Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases forecast to occur in 2014. The net positions of these contracts at June 29, 2014 were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	7,473,788
Mexican peso	purchase	131,927
Canadian dollar	purchase	25,776
British pound	purchase	3,842
Turkish lira	purchase	3,363
Polish zloty	purchase	1,332
New Zealand dollar	sell	(1,636)
Australian dollar	sell	(3,038)
Euro	sell	(4,439)
Russian ruble	sell	(21,384)
The fair value of these foreign currency cash flow hedges netted to a gain position of $200 at June 29, 2014 and a net loss at $(97) at December 31, 2013. During the second three months of 2014, certain foreign currency cash flow hedges related to construction in progress were settled as the related capital expenditures were made. Losses from these hedges totaling $14 were reclassified from accumulated other comprehensive loss and included in the carrying value of the assets acquired. During the next twelve months, a gain of $1,197 is expected to be reclassified from Accumulated Other Comprehensive Loss to the income statement.
Other Derivatives
The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and existing foreign currency denominated receivables and payables. The Company does not apply hedge accounting treatment under ASC 815 for these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur. The net positions of these contracts at June 29, 2014, were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	17,018,056
Mexican peso	purchase	324,705
Canadian dollar	purchase	15,322
Euro	sell	(3,550)
Thai baht	sell	(194,489)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The fair value of the Company’s other derivatives was $225 and $415 at June 29, 2014 and December 31, 2013, respectively.
 The following table sets forth the location and fair values of the Company’s derivative instruments at June 29, 2014 and December 31, 2013:

Description	Balance Sheet Location	June 29, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$1,232	$535
Commodity Contracts	Other assets	$357	$363
Commodity Contracts	Accrued expenses and other	$(189)	$(1,228)
Commodity Contracts	Other liabilities	$(51)	$—
Foreign Exchange Contracts	Prepaid expenses	$827	$896
Foreign Exchange Contracts	Accrued expenses and other	$(627)	$(993)
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Prepaid expenses	$468	$468
Foreign Exchange Contracts	Accrued expenses and other	$(243)	$(53)
While certain of the Company’s derivative contract arrangements with its counterparties provide for the ability to settle contracts on a net basis, the Company reports its derivative positions on a gross basis. There are no collateral arrangements or requirements in these agreements.
The following tables set forth the effect of the Company’s derivative instruments on financial performance for the three months ended June 29, 2014 and June 30, 2013:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships:
Three months ended June 29, 2014
Foreign Exchange Contracts	$1,251	Net sales	$(911)	Net sales	$—
		Cost of sales	$249
Commodity Contracts	$93	Cost of sales	$408	Cost of sales	$(24)
Three months ended June 30, 2013
Foreign Exchange Contracts	$267	Net sales	$1,798	Net sales	$—
		Cost of sales	$(647)
Commodity Contracts	$(2,666)	Cost of sales	$(733)	Cost of sales	$66

Description	Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Derivatives not Designated as Hedging Instruments:
Three months ended June 29, 2014
Foreign Exchange Contracts	Cost of sales	$(473)
	Selling, general and administrative	$97
Three months ended June 30, 2013
Foreign Exchange Contracts	Cost of sales	$(975)
	Selling, general and administrative	$(129)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the six months ended June 29, 2014 and June 30, 2013:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships:
Six months ended June 29, 2014
Foreign Exchange Contracts	$475	Net sales	$(1,910)	Net sales	$—
		Cost of sales	$2,111
Commodity Contracts	$2,769	Cost of sales	$1,125	Cost of sales	$(44)
Six months ended June 30, 2013
Foreign Exchange Contracts	$4,523	Net sales	$2,242	Net sales	$—
		Cost of sales	$(1,050)
Commodity Contracts	$(928)	Cost of sales	$(2,389)	Cost of sales	$(61)

Description	Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Derivatives not Designated as Hedging Instruments:
Six months ended June 29, 2014
Foreign Exchange Contracts	Cost of sales	$(436)
	Selling, general and administrative	$153
Six months ended June 30, 2013
Foreign Exchange Contracts	Cost of sales	$(1,171)
	Selling, general and administrative	$(140)

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
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	June 29, 2014	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$1,349	$—	$1,349	$—
Foreign exchange contracts	200	—	200	—
Non-hedge derivatives, net:
Foreign exchange contracts	225	—	225	—
Deferred compensation plan assets	905	905	—	—

Description	December 31, 2013	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(330)	$—	$(330)	$—
Foreign exchange contracts	(97)	—	(97)	—
Non-hedge derivatives, net:
Foreign exchange contracts	415	—	415	—
Deferred compensation plan assets	859	859	—	—
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
The Company does not currently have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company’s financial assets or liabilities is measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the three- and six-month periods ended June 29, 2014.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 10: Employee Benefit Plans
Retirement Plans and Retiree Health and Life Insurance Plans
The Company provides non-contributory defined benefit pension plans for a majority of its employees in the United States and certain of its employees in Mexico and Belgium. Effective December 31, 2003, the Company froze participation for newly hired salaried and non-union hourly U.S. employees in its qualified defined benefit pension plan. At that time, the Company adopted a defined contribution plan, the Sonoco Investment and Retirement Plan (SIRP), which covers its non-union U.S. employees hired on or after January 1, 2004. The Company also sponsors contributory defined benefit pension plans covering the majority of its employees in the United Kingdom, Canada, and the Netherlands.
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
The components of net periodic benefit cost include the following:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Retirement Plans
Service cost	$5,625	$6,354	$10,792	$12,489
Interest cost	18,411	16,828	36,308	33,432
Expected return on plan assets	(23,299)	(21,570)	(46,052)	(42,962)
Amortization of net transition obligation	102	110	201	220
Amortization of prior service cost	166	180	329	283
Amortization of net actuarial loss	6,794	10,967	13,096	21,680
Effect of settlement loss	—	1,893	—	1,893
Net periodic benefit cost	$7,799	$14,762	$14,674	$27,035
Retiree Health and Life Insurance Plans
Service cost	$185	$224	$358	$446
Interest cost	253	247	510	491
Expected return on plan assets	(402)	(377)	(789)	(748)
Amortization of prior service credit	(344)	(741)	(681)	(1,474)
Amortization of net actuarial loss	(103)	(1)	(127)	(2)
Net periodic benefit income	$(411)	$(648)	$(729)	$(1,287)

During the second quarter of 2013 the Company recognized a $1,893 settlement loss associated with settling the retirement liabilities of approximately 100 participants in one of its Canadian pension plans. Approximately 75% of the loss is included in “Cost of sales” in the Condensed Consolidated Statements of Income with the remainder in “Selling, general and administrative expenses.”
The Company made aggregate contributions of $41,543 and $15,522 to its defined benefit retirement and retiree health and life insurance plans during the six months ended June 29, 2014 and June 30, 2013, respectively. The Company anticipates that it will make additional aggregate contributions of approximately $12,000 to its defined benefit retirement and retiree health and life insurance plans in 2014.

Sonoco Investment and Retirement Plan (SIRP)
The Company recognized SIRP expense totaling $2,930 and $3,537 for the quarters ended June 29, 2014 and June 30, 2013, respectively, and $5,486 and $5,618 for the six month periods ended June 29, 2014 and June 30, 2013, respectively. Contributions to the SIRP, funded annually in the first quarter, totaled $12,049 during the six months ended June 29, 2014, and $9,290 during the six months ended June 30, 2013. No additional SIRP contributions are expected during the remainder of 2014.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 11: Income Taxes
The Company’s effective tax rate for the three- and six-month periods ending June 29, 2014, was 33.9% and 32.7%, respectively, and its effective tax rate for the three- and six-month periods ending June 30, 2013, was 34.0% and 32.9%, respectively. The rates for both years were favorable to the U.S. statutory rate primarily due to the favorable effect of international operations that are subject to tax rates generally lower than the U.S. rate and the favorable effect of the manufacturer’s deduction.
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
The Company’s liability for uncertain tax positions has not changed significantly since December 31, 2013. The Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental. Management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis.

Note 12: Segment Reporting
The Company reports its financial results in four reportable segments: Consumer Packaging, Display and Packaging, Paper and Industrial Converted Products, and Protective Solutions. Effective January 1, 2014, the Company began reporting Sonoco Alloyd, the Company’s retail packaging business and previously part of the Protective Solutions segment, as part of the Display and Packaging segment. This change reflects the evolving integration of these businesses, which enables them to better leverage the Company’s capabilities, products and services to provide complete solutions to our retail merchandising customers. Prior period results for the affected segments have been recast to reflect this change.
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
SEGMENT FINANCIAL INFORMATION

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net sales:
Consumer Packaging	$473,666	$475,013	$938,591	$938,313
Display and Packaging	162,515	157,516	315,537	302,091
Paper and Industrial Converted Products	490,016	473,217	945,626	927,424
Protective Solutions	121,183	120,510	233,252	237,641
Consolidated	$1,247,380	$1,226,256	$2,433,006	$2,405,469
Intersegment sales:
Consumer Packaging	$875	$1,446	$1,908	$2,806
Display and Packaging	397	519	780	1,174
Paper and Industrial Converted Products	26,653	25,017	52,998	48,472
Protective Solutions	820	727	1,386	1,400
Consolidated	$28,745	$27,709	$57,072	$53,852
Income before interest and income taxes:
Segment operating profit:
Consumer Packaging	$42,831	$47,366	$91,014	$89,706
Display and Packaging	7,514	6,071	12,871	9,574
Paper and Industrial Converted Products	46,543	35,991	76,293	66,995
Protective Solutions	9,640	11,376	14,927	21,100
Restructuring/Asset impairment charges	(3,671)	(8,678)	(5,663)	(12,967)
Other, net	(1,246)	(88)	(1,270)	(954)
Consolidated	$101,611	$92,038	$188,172	$173,454

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
During the fourth quarter of 2005, the U.S. Environmental Protection Agency (EPA) notified U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, that U.S. Mills and NCR Corporation (NCR), an unrelated party, would be jointly held responsible to undertake a program to remove and dispose of certain PCB-contaminated sediments at a particular site on the lower Fox River in Wisconsin (the “Site”) which is now labeled by the EPA as Phase 1. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation. The Company has expensed a total of $17,650 for its estimated share of the total cleanup cost of the Site, and through June 29, 2014, has spent a total of $14,467. The remaining accrual of $3,183 represents the Company’s best estimate of what it is likely to pay to complete the Site project. However, the actual costs associated with cleanup of the Site are dependent upon many factors and it is possible that remediation costs could be higher than the current estimate of project costs. The Company acquired U.S. Mills in 2001, and the alleged contamination predates the acquisition.

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
On October 14, 2010, the EPA and WDNR filed suit against NCR, API, U.S. Mills and nine other defendants in the United States District Court for the Eastern District of Wisconsin (District Court) (No. 10-CV-910-WCG) pursuant to Sections 106 and 107 of CERCLA. The plaintiffs seek to recover unreimbursed costs incurred for activities undertaken in response to the release and threatened release of hazardous substances from facilities at or near the Lower Fox River and Green Bay as well as damages for injury to, loss of, and destruction of natural resources resulting from such releases. The plaintiffs also seek a ruling that the defendants are liable for future response costs of the plaintiffs and requiring the defendants to comply with the unilateral Administrative Order for Remedial Action discussed in prior filings. The Company does not believe that the remedies sought in the suit materially expand the Company’s potential liability beyond what has been disclosed in this report or in the Company’s prior filings with the SEC. U.S. Mills has entered into a stipulation with the plaintiffs that, in exchange for U.S. Mills’ admitting that it is liable for discharging wastewater containing PCBs into the river, the plaintiffs would not seek an injunction in this proceeding against U.S. Mills requiring it to participate in the completion of the Fox River remediation. In June 2013 the court ordered some of the other defendants, including NCR but not U.S. Mills, to complete the remediation and the order has been appealed to the United States Court of Appeals for the Seventh Circuit (7th Circuit). As described in the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2014, U.S. Mills and five other defendants have reached a conditional agreement with the EPA and WDNR to settle various issues in the litigation. U.S. Mills' portion of the proposed settlement is $14,700. However, finalization of the proposed settlement is subject to a number of contingencies including approval by the District Court, and will not be effective unless and until it has been approved by the District Court. The proposed settlement could be withdrawn by the United States if, in its opinion, comments received in conjunction with a mandatory 30-day public comment period which ended on May 1, 2014, disclosed facts or considerations that indicate that the settlement is improper, inappropriate, inadequate, or not in the public interest. If consent is not withdrawn, the EPA will request the District Court’s approval and entry of a consent decree relating to the settlement. If this request occurs before a decision is reached by the 7th Circuit with respect to pending appeals of certain other orders in this case, then the EPA will further seek an indicative ruling on the request from the District Court and an appropriate remand by the 7th Circuit to ensure the District Court possesses clear authority to approve and enter the consent decree. As a result of the above required actions and the unpredictability of court decisions, the timing and eventual outcome of the proposed settlement, as well as the financial statement impact to the Company, are uncertain. U.S. Mills plans to continue to defend its interests in both suits vigorously.
Since 2007, U.S. Mills has expensed a total of $60,825 for potential liabilities associated with the Fox River contamination (not including amounts expensed for remediation at the Site) and through June 29, 2014, has spent a total of $26,818, primarily on legal fees and the funding of the proposed settlement with the EPA and WDNR, leaving a reserve of $34,007 remaining at June 29, 2014 for potential liabilities associated with the Fox River contamination (not including amounts accrued for remediation at the Site). Because of the continuing uncertainties in the estimated costs of remediation and continuing uncertainties surrounding U.S. Mills’ allocable share, including a potentially favorable resolution, it is impossible to state with any reasonable degree of confidence that any estimate is a better estimate than the amount recorded. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional exposure to its consolidated financial position beyond what has been reserved is limited to the equity position of U.S. Mills, which was approximately $97,000 at June 29, 2014.
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
As of June 29, 2014 and December 31, 2013, the Company (and its subsidiaries) had accrued $57,991 and $73,032, respectively, related to environmental contingencies. Of these, a total of $37,190 and $52,124 relate to U.S. Mills and $18,390 and $18,429 relate to Tegrant at June 29, 2014 and December 31, 2013, respectively. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. U.S. Mills recognized a $40,825 benefit in 2008 from settlements reached and proceeds received on certain insurance policies covering the Fox River contamination. U.S. Mills’ two remaining insurance carriers are in liquidation. It is possible that U.S. Mills may recover from these carriers a small portion of the costs it ultimately incurs. U.S. Mills may also be able to reallocate some of the costs it incurs among other parties. There can be no assurance that such claims for recovery or reallocation would be successful and no amounts have been recognized in the consolidated financial statements of the Company for such potential recovery or reallocation.
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and Directors of Sonoco Products Company:
We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company and its subsidiaries as of June 29, 2014, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 29, 2014 and June 30, 2013 and the condensed consolidated statement of cash flows for the six-month periods ended June 29, 2014 and June 30, 2013. These interim financial statements are the responsibility of the Company’s management.
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
July 29, 2014

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
Second Quarter 2014 Compared with Second Quarter 2013

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

	For the three months ended June 29, 2014
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Income before interest and income taxes	$101,611	$3,671	$1,246	$106,528
Interest expense, net	13,135	—	—	13,135
Income before income taxes	88,476	3,671	1,246	93,393
Provision for income taxes	29,993	977	46	31,016
Income before equity in earnings of affiliates	58,483	2,694	1,200	62,377
Equity in earnings of affiliates, net of tax	3,126	—	—	3,126
Net income	61,609	2,694	1,200	65,503
Net loss attributable to noncontrolling interests	(125)	(13)	—	(138)
Net income attributable to Sonoco	$61,484	$2,681	$1,200	$65,365
Per diluted common share	$0.59	$0.03	$0.01	$0.63

(1)Consists primarily of acquisition-related costs and non-base income tax charges.

	For the three months ended June 30, 2013
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments	Base
Income before interest and income taxes	$92,038	$8,678	$88	$100,804
Interest expense, net	14,407	—	—	14,407
Income before income taxes	77,631	8,678	88	86,397
Provision for income taxes	26,409	2,913	28	29,350
Income before equity in earnings of affiliates	51,222	5,765	60	57,047
Equity in earnings of affiliates, net of tax	3,824	—	—	3,824
Net income	55,046	5,765	60	60,871
Net loss attributable to noncontrolling interests	(58)	(27)	—	(85)
Net income attributable to Sonoco	$54,988	$5,738	$60	$60,786
Per diluted common share	$0.53	$0.06	$0.00	$0.59

SONOCO PRODUCTS COMPANY

RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended June 29, 2014 versus the three months ended June 30, 2013.
OVERVIEW
Net sales for the second quarter of 2014 were $1,247 million, compared with $1,226 million in the same period last year. This 1.7% increase was driven by sales from businesses acquired during the past twelve months along with higher selling prices.
Net income attributable to Sonoco for the second quarter of 2014 was $61.5 million, compared to $55.0 million reported for the same period of 2013. Second quarter 2014 results include $2.7 million in after-tax restructuring charges and $1.2 million in after-tax acquisition costs and non-base tax charges. Results for the prior year quarter include after-tax charges of $5.7 million stemming from asset impairment and restructuring costs associated with the closure of the Company’s former thermoforming plant in Ireland and other restructuring activities. Second quarter 2014 base net income attributable to Sonoco (base earnings) was $65.4 million ($0.63 per diluted share) versus $60.8 million ($0.59 per diluted share) in 2013.

Strong performances in the Paper and Industrial Converted Products and Display and Packaging segments were partially offset by lower than expected results in the Consumer Packaging and Protective Solutions segments. Overall in the quarter, the Company benefited from improvements in manufacturing productivity, a favorable price/cost relationship and lower pension expense. Partially offsetting these gains were higher labor, maintenance and other operating costs. Although overall volume was essentially flat compared to the prior year, current quarter earnings benefited from a 50 basis point increase in the Company's overall gross profit margin percentage due largely to a positive price / cost relationship. The bulk of the year-over-year improvement in quarterly base earnings was driven by a 29.3% increase in operating profit in Paper and Industrial Converted Products.
OPERATING REVENUE
Net sales for the second quarter of 2014 increased $21 million over the prior year period.
The components of the sales change were:

($ in millions)
Volume/mix	$(1)
Selling prices	11
Acquisitions	13
Foreign currency translation and other, net	(2)

Total sales increase	$21

COSTS AND EXPENSES
A positive price/cost relationship (the relationship of the change in sales prices to the change in costs of materials, energy and freight), lower pension expense and productivity improvements benefited gross margin, but were partially offset by higher maintenance, labor, and other costs.
Second quarter selling, general and administrative costs increased 3.8%, primarily due to increased acquisition costs, normal labor rate increases, general inflation and higher management incentive provisions.
Restructuring and restructuring-related asset impairment charges totaled $3.7 million in the second quarter of 2014 compared with $8.7 million in last year's second quarter. Additional information regarding restructuring actions and impairments is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements.

SONOCO PRODUCTS COMPANY

Net interest expense for the second quarter decreased to $13.1 million, compared with $14.4 million during the same period in 2013. The decrease was due to lower average debt levels, primarily resulting from the repayment of the Company's 6.5% debentures which matured in November 2013.
The 2014 second quarter effective tax rate on GAAP and base earnings was 33.9 percent and 33.2 percent, respectively, compared with 34 percent on both GAAP and base earnings for the prior year’s quarter.
REPORTABLE SEGMENTS
Effective January 1, 2014, the Company began reporting Sonoco Alloyd, the Company’s retail packaging business and previously part of the Protective Solutions segment, as part of the Display and Packaging segment. This change reflects the evolving integration of these businesses, which enables them to better leverage the Company’s capabilities, products and services to provide complete solutions to our retail merchandising customers. Prior period results for the affected segments have been retrospectively revised to reflect this change.
The following table recaps net sales for the second quarters of 2014 and 2013 ($ in thousands):

	Three Months Ended
	June 29, 2014	June 30, 2013	% Change
Net sales:
Consumer Packaging	$473,666	$475,013	(0.3)%
Display and Packaging	162,515	157,516	3.2%
Paper and Industrial Converted Products	490,016	473,217	3.5%
Protective Solutions	121,183	120,510	0.6%
Consolidated	$1,247,380	$1,226,256	1.7%
Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Three Months Ended
	June 29, 2014	June 30, 2013	% Change
Income before interest and income taxes:
Segment operating profit
Consumer Packaging	$42,831	$47,366	(9.6)%
Display and Packaging	7,514	6,071	23.8%
Paper and Industrial Converted Products	46,543	35,991	29.3%
Protective Solutions	9,640	11,376	(15.3)%
Restructuring/Asset impairment charges	(3,671)	(8,678)	(57.7)%
Other, net	(1,246)	(88)	1,315.9%
Consolidated	$101,611	$92,038	10.4%

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the second quarter of 2014 and 2013 ($ in thousands):

	Three Months Ended
	June 29, 2014	June 30, 2013
Restructuring/Asset impairment charges:
Consumer Packaging	$(175)	$6,192
Display and Packaging	171	609
Paper and Industrial Converted Products	3,292	1,304
Protective Solutions	383	573
Total	$3,671	$8,678

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
Segment sales during the quarter were essentially flat as slightly lower volume and a negative impact from foreign exchange were partially offset by higher selling prices and additional sales from the prior-year acquisition of a small graphics management business in the U.K.
Segment operating profit decreased 9.6 percent, driven by lower volumes in composite cans in North America due to weak consumer demand for packaged food and inventory destocking by several of our customers, a negative mix of business and higher labor and other costs, partially offset by modest productivity improvements and lower pension expense. Productivity, although positive for the segment as a whole, was negatively impacted by approximately $3 million during the quarter as a result of an isolated production issue in a flexible packaging plant related to a material specification variance. The Company is working to resolve this issue.

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
Sales for the quarter were up 3.2 percent year over year due to volume growth in U.S. display and packaging fulfillment activity.
Operating profits improved 23.8 percent from the prior-year quarter due primarily to volume growth in domestic display and fulfillment activity along with a favorable price/cost relationship.
Paper and Industrial Converted Products
The Paper and Industrial Converted Products segment includes the following products: paperboard tubes and cores; fiber-based construction tubes and forms; wooden, metal and composite wire and cable reels and spools; and recycled paperboard, linerboard, corrugating medium, recovered paper and material recycling services.
Segment sales were up 3.5 percent due to additional sales from businesses acquired in the past twelve months and higher selling prices, partially offset by a negative impact from foreign exchange.
Operating profits increased 29.3 percent year over year as a positive price/cost relationship, strong productivity improvements and lower pension expense were only partially offset by higher labor, maintenance and other operating costs. Management believes that a portion of the price/cost benefit seen in the second quarter was temporary and expects it to dissipate as material costs and selling prices are reset going into the third quarter.
Protective Solutions
The Protective Solutions segment includes the following products: custom-engineered, paperboard-based and expanded foam protective packaging and components; and temperature-assured packaging.
Segment sales were up slightly for the quarter primarily due to a favorable sales mix, while operating profits were down 15.3 percent due to a negative price/cost relationship, increased overhead charges and continued start up costs related to a new facility in Mexico.

SONOCO PRODUCTS COMPANY

Six Months Ended June 29, 2014 Compared with Six Months Ended June 30, 2013

RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for each of the periods presented.

	For the six months ended June 29, 2014
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Income before interest and income taxes	$188,172	$5,663	$1,270	$195,105
Interest expense, net	25,778	—	—	25,778
Income before income taxes	162,394	5,663	1,270	169,327
Provision for income taxes	53,162	1,388	55	54,605
Income before equity in earnings of affiliates	109,232	4,275	1,215	114,722
Equity in earnings of affiliates, net of tax	4,602	—	—	4,602
Net income	113,834	4,275	1,215	119,324
Net loss attributable to noncontrolling interests	(48)	(15)	—	(63)
Net income attributable to Sonoco	$113,786	$4,260	$1,215	$119,261
Per diluted common share	$1.10	$0.04	$0.01	$1.15

(1)Consists primarily of acquisition-related costs and non-base income tax charges.

	For the six months ended June 30, 2013
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(2)	Base
Income before interest and income taxes	$173,454	$12,967	$954	$187,375
Interest expense, net	28,675	—	—	28,675
Income before income taxes	144,779	12,967	954	158,700
Provision for income taxes	47,661	4,196	323	52,180
Income before equity in earnings of affiliates	97,118	8,771	631	106,520
Equity in earnings of affiliates, net of tax	5,721	—	—	5,721
Net income	102,839	8,771	631	112,241
Net loss attributable to noncontrolling interests	288	(54)	—	234
Net income attributable to Sonoco	$103,127	$8,717	$631	$112,475
Per diluted common share	$1.00	$0.08	$0.01	$1.09

(2)Consists primarily of the impact of the February 2013 devaluation of the Venezuelan bolivar fuerte.

RESULTS OF OPERATIONS
The following discussion provides a review of results for the six months ended June 29, 2014 versus the six months ended June 30, 2013.
OVERVIEW
Net sales for the first half of 2014 were $2,433 million, compared with $2,405 million in the same period last year. This 1.1% increase was driven by higher selling prices and sales from businesses acquired, which were partially offset by

SONOCO PRODUCTS COMPANY

negative changes in foreign currency translation. Volumes were up in some businesses and down in others, but overall volume was essentially flat.
Net income attributable to Sonoco for the first half of 2014 was $113.8 million, compared to $103.1 million reported for the same period of 2013. Results for 2014 include after-tax restructuring and other non-base charges of $5.5 million, consisting of $4.3 million related to previously announced restructuring actions and $1.2 million of acquisition-related expenses and non-base tax charges. Results for 2013 include non-base after-tax charges of $9.3 million, consisting primarily of costs associated with restructuring activities. Base net income attributable to Sonoco (base earnings) in the first half of 2014 was $119.3 million ($1.15 per diluted share) versus $112.5 million ($1.09 per diluted share) in 2013.

In January and February of 2014, severe winter weather significantly disrupted our customers’ operations as well as our own, resulting in lost production and sales along with higher operating costs, particularly in our industrial-related businesses. March saw a significant rebound in demand followed by a return to a more normal and expected level of sales orders. Although overall volume was essentially flat year over year, 2014 first-half earnings benefited from a 50 basis point increase in the Company's overall gross profit margin percentage due to a positive price/cost relationship and lower pension expense. The bulk of the year-over-year improvement in year-to-date base earnings was driven by a 13.9% increase in operating profit in our Paper and Industrial Converted Products segment.
OPERATING REVENUE
Net sales for the first six months of 2014 increased $28 million over the same period last year. The components of the sales change were:

($ in millions)
Volume/mix	$3
Selling prices	24
Acquisitions	17
Foreign currency translation and other, net	(16)

Total sales increase	$28

COSTS AND EXPENSES
A positive price/cost relationship, lower pension expense and productivity improvements benefited gross margin, but were partially offset by higher maintenance, labor, and other costs.
First-half selling, general and administrative costs increased 3.5%, reflecting normal labor rate increases, general inflation and higher management incentive provisions.
Restructuring and restructuring-related asset impairment charges totaled $5.7 million in the first half of 2014 compared with $13.0 million last year. Additional information regarding restructuring actions and impairments is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements.
Net interest expense for the first half of 2014 decreased to $25.8 million, compared with $28.7 million during the same period in 2013. The decrease was due to lower average debt levels, primarily resulting from the repayment of the Company's 6.5% debentures which matured in November 2013.
The effective tax rate on GAAP and base earnings for the first half of 2014 was 32.7 percent and 32.2 percent, respectively, compared with a 32.9 percent rate on both GAAP and base earnings in the prior year period.

SONOCO PRODUCTS COMPANY

REPORTABLE SEGMENTS
The following table recaps net sales for the first six months of 2014 and 2013 ($ in thousands):

	Six Months Ended
	June 29, 2014	June 30, 2013	% Change
Net sales:
Consumer Packaging	$938,591	$938,313	—%
Display and Packaging	315,537	302,091	4.5%
Paper and Industrial Converted Products	945,626	927,424	2.0%
Protective Solutions	233,252	237,641	(1.8)%
Consolidated	$2,433,006	$2,405,469	1.1%
Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Six Months Ended
	June 29, 2014	June 30, 2013	% Change
Income before interest and income taxes:
Segment operating profit
Consumer Packaging	$91,014	$89,706	1.5%
Display and Packaging	12,871	9,574	34.4%
Paper and Industrial Converted Products	76,293	66,995	13.9%
Protective Solutions	14,927	21,100	(29.3)%
Restructuring/Asset impairment charges	(5,663)	(12,967)	(56.3)%
Other, net	(1,270)	(954)	33.1%
Consolidated	$188,172	$173,454	8.5%

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the first six months of 2014 and 2013 ($ in thousands):

	Six Months Ended
	June 29, 2014	June 30, 2013
Restructuring/Asset impairment charges:
Consumer Packaging	$485	$7,435
Display and Packaging	418	744
Paper and Industrial Converted Products	4,326	3,308
Protective Solutions	434	1,480
Total	$5,663	$12,967
Consumer Packaging
Year-to-date segment sales were essentially unchanged as higher selling prices and additional sales from the 2013 acquisition of a small graphics management business were offset by lower volume and the negative impact of foreign exchange. Segment operating profit increased 1.5 percent as improvements in the plastics businesses were largely offset by declines in North America containers and closures and flexible packaging. Overall, operating profit benefited from favorable price/cost, improved productivity and lower pension expenses, which were largely offset by lower volume, primarily in North America rigid containers and closures, and higher labor and other costs. Productivity was impacted by an isolated production issue in one plant related to a material specification variance.

SONOCO PRODUCTS COMPANY

Display and Packaging
Sales in the first half of 2014 rose 4.5% to $316 million, compared with $302 million in 2013, due to volume growth in U.S. display and packaging fulfillment activity and higher selling prices. Operating profit improved to $12.9 million from $9.6 million in last year’s period on increased volume and improved productivity, partially offset by higher labor and other costs.
Paper and Industrial Converted Products
In 2014, severe winter weather resulted in lost production at several mills that were forced to cancel multiple shifts due to the conditions and/or partially curtail production. Despite the negative effects of the severe winter weather on volume, segment sales were up slightly as higher selling prices and additional sales from businesses acquired in the past twelve months more than offset the lower volume and a negative impact from foreign exchange.
Operating profits increased 13.9 percent year over year as a positive price/cost relationship, productivity improvements and lower pension expense were only partially offset by lower volume and higher maintenance, labor and other costs. In addition, persistently lower-than-normal temperatures across much of the United States and Canada caused a short-term, but significant, increase in energy costs at many of our facilities.
Protective Solutions
The 1.8 percent decline in segment sales in the first half of 2014 was due to lower volume in the industrial protective and temperature-assured businesses and the divestiture of a small box plant in April 2013. Operating profits in the first half of 2014 declined 29.3 percent due primarily to an unfavorable price/cost relationship and negative productivity and higher operating costs both of which were impacted by the start up of a new facility in Mexico and the severe winter weather experienced in the first quarter.

Financial Position, Liquidity and Capital Resources

The Company’s financial position remained strong during the first six months of 2014. Cash flows provided by operations totaled $105.5 million in the first half of 2014 compared with $244.5 million during the same period last year, a decrease of $139.0 million. Higher year-over-year pension and postretirement plan contributions accounted for a net decrease in operating cash flows of $28.8 million. Trade accounts receivable increased in both the current and prior year periods, reflecting higher levels of business activity from their respective prior year ends; however, the magnitude of the increase was greater in 2014 resulting in an increased use of cash of $20.0 million year over year. Inventories used cash of $10.7 million in the first six months of 2014 compared to a $14.7 million use of cash in the same period last year. Both years reflect increased inventory levels following the normal seasonal slowdown at year end. However, the increase in the first half of 2014 was less than the increase in the first half of 2013 as some of the Company's businesses continued to run at normal production levels during the 2013 holiday season and others made early raw material purchases at the end of 2013 to take advantage of favorable raw material pricing. Trade accounts payable provided $21.0 million of cash in the first six months of 2014 compared with $68.5 million in the first six months of 2013. The $47.5 million decrease is the result of December 2013 accounts payable being significantly higher than December 2012 due to a number of factors, including: certain of the Company’s plants did not reduce production run rates during the 2013 holiday season to the same degree as in 2012; ending 2013 accounts payable include a greater amount of opportunistic raw material inventory purchases made late in the year; extended terms with certain vendors that went into effect in early 2013 were fully reflected in 2013 ending accounts payable, but had no effect in 2012; and timing differences on the payment of certain freight and utility charges. As a result of these factors, accounts payable did not experience a similar level of increase in the first six months of 2014 compared to 2013. Changes in income tax related items were responsible for $33.8 million to the year-over-year decrease in operating cash flows, driven primarily by a combination of lower tax refunds and higher tax payments in 2014 than in 2013. Accrued expenses provided $10.1 million of cash in the first six months of 2014 compared with using $14.7 million of cash in the first six months of 2013. This $24.8 million year-over-year increase is primarily attributable to higher year-over-year payroll accruals due to the timing of salaried payroll funding relative to period end, higher year-over-year management incentive accruals, and lower year-over-year spending on restructuring activities. In addition, operating cash flows were reduced by a $14.7 million payment made in April 2014 to fund a proposed settlement of environmental claims and litigation associated with Fox River.

SONOCO PRODUCTS COMPANY

Cash used by investing activities was $93.1 million in the first six months of 2014, compared with $94.5 million in the same period last year, a net decrease of $1.4 million. The decrease in the net use of cash was driven primarily by a year-over-year reduction in capital spending of $13.1 million largely due to the completion in 2013 of several significant projects, including a biomass boiler at the Company's Hartsville manufacturing complex. This year-over-year decrease was mostly offset by the Company's acquisition of a small tubes and cores business in May 2014 at an all cash cost of $11.0 million. Proceeds from the sale of assets were $3.6 million in the first six months of 2014 compared with $8.0 million in the same period last year. This decrease of $4.4 million year over year is due to the proceeds from the prior year disposition of a small corrugated box operation exceeding proceeds in the current year for the sale of three buildings associated with operations that were closed as part of restructuring actions in previous years. In addition, the prior year included a $3.6 million cash payment to acquire a 12% interest in a recycling and environmental services business in Finland. Additional capital spending of approximately $100 million is expected during the remainder of 2014.
Cash used by financing activities totaled $31.0 million in the first six months of 2014, compared with $334.6 million in the same period last year, a decreased use of cash of $303.6 million. Outstanding debt was $1.0 billion at June 29, 2014 including $51 million of commercial paper. These balances reflect net borrowings of $54.5 million during the first half of 2014, compared with net repayments of $281.4 million during the same period last year. During the first quarter of 2013, the Company completed the repatriation of approximately $254 million of cash from its foreign subsidiaries using the proceeds to pay off the $135 million balance of a term loan entered into in November 2011 to fund the acquisition of Tegrant Holding Corporation and the remainder to pay down commercial paper. During the first six months of 2014, the Company paid cash dividends of $64.4 million, an increase of $2.6 million over the same period last year. Net proceeds from the exercise of stock awards were $2.5 million in the six months ended June 29, 2014, compared with $9.9 million in the same period last year, a decrease of $7.4 million. Cash used to repurchase shares was $27.8 million higher in the current year period. This increase reflects the purchase of approximately 0.7 million shares under a previously announced stock buyback program. The Company expects to repurchase approximately 1.3 million additional shares under this program over the balance of 2014.
The Company operates a $350 million commercial paper program, supported by a bank credit facility of the same amount committed through October 2017. There was $51 million of commercial paper outstanding at June 29, 2014, compared with none at December 31, 2013.
Cash and cash equivalents totaled $199.8 million and $217.6 million at June 29, 2014 and December 31, 2013, respectively. Of these totals, $173.0 million and $163.4 million, respectively, were held outside of the United States by the Company’s foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. Under current law, cash repatriated to the United States is subject to federal income taxes, less applicable foreign tax credits. As the Company enjoys ample domestic liquidity through a combination of operating cash flow generation and access to bank and capital markets borrowings, we have generally considered our offshore cash balances to be indefinitely invested outside the United States and, accordingly, have not provided for U.S. federal tax liability on these amounts for financial reporting purposes. The Company currently has no plans to repatriate any of the cash balances held outside the United States. However, if such balances were to be repatriated, additional U.S. federal income tax payments could result. Computation of the potential deferred tax liability associated with unremitted earnings deemed to be indefinitely reinvested is not practicable. The Company utilizes a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations where it is needed.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires the Company to maintain a minimum level of interest coverage, and a minimum level of net worth, as defined. As of June 29, 2014, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
The Company anticipates additional contributions to its pension and postretirement plans of approximately $12 million during the remainder of 2014, which would take total 2014 contributions to approximately $66 million. Future funding requirements beyond 2014 will vary depending largely on actual investment returns, future actuarial assumptions, and legislative actions.

SONOCO PRODUCTS COMPANY

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
In January 2003, the Venezuelan government suspended the free exchange of bolivars (BsF) for foreign currency. Since 2003, the only consistent mechanism potentially available to the Company for exchanging currency has been via the central bank at the official rate. The official rate has been devalued significantly from 1.6 BsF/US$ in January 2003 to 6.3 BsF/US$ presently and access to U.S dollars at the official rate is extremely limited. Since January 1, 2010, the Company has considered Venezuela to be a hyperinflationary economy and has accounted for its operations accordingly. Due to actions taken over the past year, in addition to the official rate, the Venezuelan government now supports two alternative foreign exchange mechanisms. However, due to program limitations preventing the Company's participation and/or a lack of transparency, the Company continues to use the official rate to report the results of its operations in Venezuela. At June 30, 2014, the indicated exchange rates available under these alternative mechanisms were 10.8 BsF/US$ and 50.0 BsF/US$ and may represent more realistic rates at which the Company could expect to convert its BsF denominated monetary assets and liabilities into dollars. If the Company were to begin reporting the results of its operations in Venezuela using 10.8 BsF/US$ or 50.0 BsF/US$, it would report a translation loss of approximately $2.0 million or $4.0 million, respectively. In addition, the use of a significantly less advantageous exchange rate mechanism than the official rate may also result in an impairment charge related to non-recoverability of other assets such as inventory and property and equipment. The Company will continue to monitor developments regarding these, or other, alternative mechanisms and assess if a rate other than the official rate would be more appropriate for remeasuring reported financial results. Annual net sales in Venezuela are approximately $14 million. The Company's total net investment in Venezuela is $13 million, of which $5 million is exposed to translation gains/losses due to changes in the exchange rate.
At June 29, 2014, the Company had commodity contracts outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. The total net fair market value of these instruments was a favorable position of $1.3 million at June 29, 2014, and an unfavorable position of $0.3 million at December 31, 2013. Natural gas and aluminum contracts covering an equivalent of 6.8 million MMBTUs and 2,363 metric tons, respectively, were outstanding at June 29, 2014. Additionally, the Company had various currency contracts outstanding to fix the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments was a net favorable position of $0.2 million at June 29. 2014, compared with a net unfavorable position of $0.1 million at December 31, 2013. These contracts qualify as cash flow hedges and mature within twelve months of their respective reporting dates.
In addition, at June 29, 2014, the Company had various currency contracts outstanding to fix the exchange rate on certain foreign currency assets and liabilities. Although placed as an economic hedge, the Company does not apply hedge accounting to these contracts. The fair value of these currency contracts was a net favorable position of $0.2 million at June 29, 2014 and a net favorable position of $0.4 million at December 31, 2013.
At June 29, 2014, the U.S. dollar had weakened against most of the functional currencies of the Company's foreign operations compared to December 31, 2013, resulting in a translation gain of $1.2 million being recorded in accumulated other comprehensive income during the six months ended June 29, 2014.

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
Information with respect to legal proceedings and other exposures appears in Part I – Item 3 – “Legal Proceedings” and Part II – Item 8 – “Financial Statements and Supplementary Data” (Note 14 - “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and in Part I – Item 1 – “Financial Statements” (Note 13 – “Commitments and Contingencies”) of this report.
Fox River
In April 2006, the U.S. Environmental Protection Agency (EPA) and the Wisconsin Department of Natural Resources (WDNR) sued U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, and NCR Corporation (NCR), an unrelated company, to recover certain costs incurred for response activities undertaken regarding the release and threatened release of hazardous substances in specific areas of elevated concentrations of polychlorinated biphenyls (PCBs) in sediments in the Lower Fox River and Green Bay in northeastern Wisconsin (hereinafter the Site). Pursuant to a Consent Decree agreed to by NCR and U.S. Mills as a consequence of the litigation, the Site is to be cleaned up on an expedited basis and NCR and U.S. Mills started removing contaminated sediment in May 2007. The remediation involves removal of sediment from the riverbed, dewatering of the sediment and storage at an offsite landfill. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation, which through June 29, 2014, has totaled slightly more than $25 million. U.S. Mills’ environmental reserve at June 29, 2014, includes $3.2 million for its share of the estimated remaining costs under the funding agreement for the remediation of the Site. The actual costs associated with cleanup of the Site, however, are dependent upon many factors and it is possible that remediation costs could be higher or lower than the current estimate of project costs. Under the terms of the agreement, the parties reserved their rights to make claims against each other, as well as third parties, to reallocate the costs of remediating the Site. Accordingly, the Company’s ultimate share of the liability for remediating the Site could be greater or less than 50% of the total cost.
In addition to the Site discussed above, as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, U.S. Mills faces additional exposure related to potential natural resource damage and environmental remediation costs for a larger stretch of the lower Fox River, including the bay at Green Bay, which includes the Site discussed above (Operating Units 2 – 5). On November 13, 2007, the EPA issued a unilateral Administrative Order for Remedial Action pursuant to Section 106 of CERCLA. The order requires U.S. Mills and the seven other respondents jointly to take various actions to cleanup Operable Units (OUs) 2 – 5. The order covers planning and design work as well as dredging and disposing of contaminated sediments and the capping of dredged and less contaminated areas of the river bottom. The order also provides for a penalty for failure by a respondent to comply with its terms as well as exposing a non-complying respondent to potential treble damages. Even though U.S. Mills has reserved its rights to contest liability for any portion of the work, it is cooperating with the other respondents to comply with the order, although its financial contribution will likely be determined by the lawsuit commenced in June 2008 and discussed below.
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

SONOCO PRODUCTS COMPANY

On October 14, 2010, the EPA and the WDNR filed suit against NCR, API, U.S. Mills and nine other defendants in the United States District Court for the Eastern District of Wisconsin (District Court) (No. 10-CV-00910-WCG) pursuant to Sections 106 and 107 of CERCLA. The plaintiffs seek to recover unreimbursed costs incurred for activities undertaken in response to the release and threatened release of hazardous substances from facilities at or near the Lower Fox River and Green Bay as well as damages for injury to, loss of, and destruction of natural resources resulting from such releases. The plaintiffs also seek a ruling that the defendants are liable for future response costs of the plaintiffs and requiring the defendants to comply with the unilateral Administrative Order for Remedial Action discussed above. The Company does not believe that the remedies sought in the suit materially expand the Company’s potential liability beyond what has been previously disclosed in this report or in the Company’s prior filings. U.S. Mills has entered into a stipulation with the plaintiffs that, in exchange for U.S. Mills’ admitting that it is liable for discharging wastewater containing PCBs into the river, the plaintiffs would not seek an injunction in this proceeding against U.S. Mills requiring it to participate in the completion of the Fox River remediation. In June 2013 the court ordered several defendants, including NCR, to comply with the unilateral Administrative Order but, consistent with the stipulation, U.S. Mills was not among those defendants. The court’s order has also been appealed to the 7th Circuit. As described in the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2014, U. S. Mills and five other defendants have reached a conditional agreement with the EPA and WDNR to settle various issues in the litigation. U.S. Mills' portion of the proposed settlement is $14.7 million. Finalization of the proposed settlement, however, is subject to a number of contingencies including approval by the District Court, and will not be effective unless and until it has been approved by the District Court. The proposed settlement could be withdrawn by the United States if comments received in conjunction with a mandatory 30-day public comment period which ended on May 1, 2014, disclosed facts or considerations that indicate that the settlement is improper, inappropriate, inadequate, or not in the public interest. If consent is not withdrawn, the EPA will request the District Court’s approval and entry of a consent decree relating to the settlement. If this request occurs before a decision is reached by the 7th Circuit with respect to the pending appeals of certain other orders in this case, then the EPA will further seek an indicative ruling on the request from the District Court and an appropriate remand by the 7th Circuit to ensure the District Court possesses clear authority to approve and enter the consent decree. In addition, a ruling adverse to the Company in the Contribution Case might reduce the beneficial effects of the proposed settlement to the Company. As a result of the above required actions and the unpredictability of court decisions, the timing and eventual outcome of the proposed settlement, as well as the financial statement impact to the Company, are uncertain. U.S. Mills plans to continue to defend its interests in both suits vigorously.
As of June 29, 2014, U.S. Mills’ environmental reserve for potential liabilities associated with the remediation of OUs 2 -5 (not including amounts accrued for remediation of the Site) totaled $34.0 million. Because of the continuing uncertainties in the estimated costs of remediation and continuing uncertainties surrounding U.S. Mills’ allocable share, including a potentially favorable resolution, it is impossible to state with any degree of confidence that any estimate is a better estimate than the amount recorded. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional pretax exposure to its consolidated financial position beyond what has been reserved is limited to the equity position of U.S. Mills, which was approximately $97 million at June 29, 2014.
Other Legal Matters
Additional information regarding legal proceedings is provided in Note 13 to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

SONOCO PRODUCTS COMPANY

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs[2]
3/31/14 – 5/04/14	201,454	$41.57	192,000	4,467,500
5/05/14 – 6/01/14	152,615	$41.82	152,000	4,315,500
6/01/14 – 6/29/14	101,470	$42.49	97,237	4,218,263
Total	455,539	$41.86	441,237	4,218,263

1
A total of 14,302 common shares were repurchased in the second quarter of 2014 related to shares withheld to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These shares were not repurchased as part of a publicly announced plan or program.

2
On April 19, 2006, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. This authorization rescinded all previous existing authorizations and does not have a specific expiration date. A total of 132,500 shares were purchased under this authorization in 2013; accordingly, at December 31, 2013, a total of 4,867,500 shares remained available for repurchase. Through June 29, 2014, an additional 649,237 shares were repurchased under the announced buyback at a cost of $27.1 million, leaving 4,218,263 shares remaining available for repurchase at June 29, 2014.

Item 6.	Exhibits.

15.	Letter re: unaudited interim financial information

31.	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

101.
The following materials from Sonoco Products Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 29, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 29, 2014 and June 30, 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 29, 2014 and June 30, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2014 and June 30, 2013, and (v) Notes to Condensed Consolidated Financial Statements.

SONOCO PRODUCTS COMPANY

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date: July 29, 2014	By:	/s/ Barry L. Saunders
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

101
The following materials from Sonoco Products Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 29, 2014 and December 31, 2013 (ii) Condensed Consolidated Statements of Income for the three and six months ended June 29, 2014 and June 30, 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 29, 2014 and June 30, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2014 and June 30, 2013, and (v) Notes to Condensed Consolidated Financial Statements.