Form 10-Q
period 2014-09-28
SONOCO PRODUCTS CO
filed 2014-10-29
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at October 16, 2014:
Common stock, no par value: 101,260,106

SONOCO PRODUCTS COMPANY
INDEX

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements:	3

	Condensed Consolidated Balance Sheets - September 28, 2014 (unaudited) and December 31, 2013 (unaudited)	3

	Condensed Consolidated Statements of Income – Three and Nine Months Ended September 28, 2014 (unaudited) and September 29, 2013 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income – Three and Nine Months Ended September 28, 2014 (unaudited) and September 29, 2013 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 28, 2014 (unaudited) and September 29, 2013 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

	Report of Independent Registered Public Accounting Firm	26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	43

Item 4.	Controls and Procedures.	43

PART II. OTHER INFORMATION		44

Item 1.	Legal Proceedings.	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	46

Item 6.	Exhibits.	46

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	September 28, 2014	December 31, 2013*
Assets
Current Assets
Cash and cash equivalents	$231,556	$217,567
Trade accounts receivable, net of allowances	707,311	614,053
Other receivables	35,427	38,995
Inventories:
Finished and in process	138,507	158,256
Materials and supplies	265,073	252,531
Prepaid expenses	55,199	57,666
Deferred income taxes	37,734	39,406
	1,470,807	1,378,474
Property, Plant and Equipment, Net	1,018,780	1,021,920
Goodwill	1,089,700	1,099,207
Other Intangible Assets, Net	222,536	243,920
Long-term Deferred Income Taxes	37,723	67,364
Other Assets	173,458	168,406
Total Assets	$4,013,004	$3,979,291
Liabilities and Equity
Current Liabilities
Payable to suppliers	$514,397	$491,809
Accrued expenses and other	336,416	331,566
Notes payable and current portion of long-term debt	71,700	35,201
Accrued taxes	6,161	8,649
	928,674	867,225
Long-term Debt, Net of Current Portion	945,900	946,257
Pension and Other Postretirement Benefits	222,933	263,718
Deferred Income Taxes	134,583	128,006
Other Liabilities	45,088	48,760
Commitments and Contingencies
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 101,356 and 102,147 shares issued and outstanding at September 28, 2014 and December 31, 2013, respectively	7,175	7,175
Capital in excess of stated value	426,088	457,190
Accumulated other comprehensive loss	(404,907)	(358,520)
Retained earnings	1,692,139	1,604,892
Total Sonoco Shareholders’ Equity	1,720,495	1,710,737
Noncontrolling Interests	15,331	14,588
Total Equity	1,735,826	1,725,325
Total Liabilities and Equity	$4,013,004	$3,979,291

*
The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net sales	$1,263,574	$1,227,749	$3,696,580	$3,633,218
Cost of sales	1,035,910	1,003,712	3,024,876	2,980,901
Gross profit	227,664	224,037	671,704	652,317
Selling, general and administrative expenses	110,507	117,935	360,712	359,794
Restructuring/Asset impairment charges	5,908	5,818	11,571	18,785
Income before interest and income taxes	111,249	100,284	299,421	273,738
Interest expense	13,620	15,119	40,574	45,400
Interest income	702	833	1,878	2,439
Income before income taxes	98,331	85,998	260,725	230,777
Provision for income taxes	28,891	27,085	82,053	74,746
Income before equity in earnings of affiliates	69,440	58,913	178,672	156,031
Equity in earnings of affiliates, net of tax	2,294	2,512	6,896	8,233
Net income	$71,734	$61,425	$185,568	$164,264
Net (income)/loss attributable to noncontrolling interests	(810)	(185)	(858)	103
Net income attributable to Sonoco	$70,924	$61,240	$184,710	$164,367
Weighted average common shares outstanding:
Basic	102,128	102,835	102,451	102,586
Diluted	103,087	103,510	103,425	103,164
Per common share:
Net income attributable to Sonoco:
Basic	$0.69	$0.60	$1.80	$1.60
Diluted	$0.69	$0.59	$1.79	$1.59
Cash dividends	$0.32	$0.31	$0.95	$0.92
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net income	$71,734	$61,425	$185,568	$164,264
Other comprehensive income/(loss):
Foreign currency translation adjustments	(48,018)	20,351	(46,854)	(20,348)
Changes in defined benefit plans, net of tax	4,386	7,782	387	20,507
Changes in derivative financial instruments, net of tax	(1,229)	1,462	80	4,352
Other comprehensive income/(loss)	(44,861)	29,595	(46,387)	4,511
Comprehensive income	26,873	91,020	139,181	168,775
Net (income)/loss attributable to noncontrolling interests	(810)	(185)	(858)	103
Other comprehensive (income)/loss attributable to noncontrolling interests	250	(32)	115	595
Comprehensive income attributable to Sonoco	$26,313	$90,803	$138,438	$169,473
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 28, 2014	September 29, 2013
Cash Flows from Operating Activities:
Net income	$185,568	$164,264
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	4,139	7,352
Depreciation, depletion and amortization	144,728	145,574
Share-based compensation expense	11,789	7,658
Equity in earnings of affiliates	(6,896)	(8,233)
Cash dividends from affiliated companies	5,494	8,636
Gain on disposition of assets	(1,173)	(1,286)
Pension and postretirement plan expense	29,780	46,678
Pension and postretirement plan contributions	(58,421)	(30,514)
Tax effect of share-based compensation exercises	2,341	6,867
Excess tax benefit of share-based compensation	(2,511)	(3,324)
Net increase in deferred taxes	18,076	22,504
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Trade accounts receivable	(102,862)	(78,003)
Inventories	1,018	(13,069)
Payable to suppliers	28,661	75,207
Prepaid expenses	(10,772)	(1,958)
Accrued expenses	20,823	25,078
Income taxes payable and other income tax items	13,776	43,796
Fox River environmental reserves	(15,000)	(1,592)
Other assets and liabilities	(1,161)	5,649
Net cash provided by operating activities	267,397	421,284
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(135,287)	(143,926)
Cost of acquisitions, net of cash acquired	(10,964)	(3,728)
Proceeds from the sale of assets	6,451	8,950
Investment in affiliates and other, net	(4,520)	(3,542)
Net cash used in investing activities	(144,320)	(142,246)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	30,526	51,799
Principal repayment of debt	(30,267)	(172,056)
Net increase/(decrease) in commercial paper	36,000	(152,000)
Net decrease in outstanding checks	(712)	(1,196)
Excess tax benefit of share-based compensation	2,511	3,324
Cash dividends	(96,446)	(93,216)
Shares acquired	(48,731)	(8,835)
Shares issued	2,482	13,443
Net cash used in financing activities	(104,637)	(358,737)
Effects of Exchange Rate Changes on Cash	(4,451)	(5,808)
Net Increase/(Decrease) in Cash and Cash Equivalents	13,989	(85,507)
Cash and cash equivalents at beginning of period	217,567	373,084
Cash and cash equivalents at end of period	$231,556	$287,577
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 1: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three and nine months ended September 28, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Effective January 1, 2014, the Company began reporting Sonoco Alloyd, the Company’s retail packaging business and previously part of the Protective Solutions segment, as part of the Display and Packaging segment. Prior period results for the affected segments have been retrospectively revised to reflect this change.
Results for the nine months ended September 28, 2014, include an out-of-period adjustment in the second quarter of 2014 to record a valuation allowance on deferred tax assets primarily related to the pension plan of a foreign subsidiary. This valuation allowance should have been established in prior years when the deferred tax assets were recognized. The cumulative adjustment made to correct this error resulted in a reduction of reported long-term deferred income tax assets of $11,771, with a corresponding increase in accumulated other comprehensive loss through a decrease in year to date comprehensive income. The effect of this error was not considered material to any of the Company's previously issued financial statements or to the current year consolidated financial statements.
With respect to the unaudited condensed consolidated financial information of the Company for the three- and nine-month periods ended September 28, 2014 and September 29, 2013 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 29, 2014 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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
During the three- and nine-month periods ended September 28, 2014, there have been no other newly issued nor newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements. Further, at September 28, 2014, there were no other pronouncements pending adoption that are expected to have a material impact on the Company’s financial statements.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 3: Acquisitions
The Company completed the acquisition of Dalton Paper Products, Inc., a manufacturer of tubes and cores, on May 2, 2014 for a net cash cost of $11,286. The acquisition consists of a single manufacturing facility located in Dalton, Georgia, and is expected to generate annual sales of approximately $20,000 for the Paper and Industrial Converted Products segment. In connection with this acquisition, the Company recorded net tangible assets of $4,656, identifiable intangible assets of $3,380, and goodwill of $3,250. The goodwill is not deductible for income tax purposes.
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
In August 2014, the Company entered into an agreement to acquire Weidenhammer Packaging Group (Weidenhammer), a leading provider of composite cans in Europe, for an all-cash purchase price of approximately $383,000, subject to a normal adjustment of net working capital. Weidenhammer, headquartered in Hockenheim, Germany, focuses mainly on the production of composite cans along with composite drums and rigid plastic containers which the Company produces using thin-walled injection molding technology with modern in-mold labeling. The acquisition is expected to close in the fourth quarter of 2014.
Acquisition-related costs of $1,680 and $171 were incurred in the three months ended September 28, 2014 and September 29, 2013, respectively. These costs totaled $2,950 and $180 for the nine months ended September 28, 2014 and September 29, 2013, respectively. Acquisition-related costs consist primarily of legal and professional fees and are included in "Selling, general and administrative expenses" in the Company's Condensed Consolidated Statements of Income.

Note 4: Shareholders' Equity
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Numerator:
Net income attributable to Sonoco	$70,924	$61,240	$184,710	$164,367
Denominator:
Weighted average common shares outstanding:
Basic	102,128,000	102,835,000	102,451,000	102,586,000
Dilutive effect of stock-based compensation	959,000	675,000	974,000	578,000
Diluted	103,087,000	103,510,000	103,425,000	103,164,000
Reported net income attributable to Sonoco per common share:
Basic	$0.69	$0.60	$1.80	$1.60
Diluted	$0.69	$0.59	$1.79	$1.59
Certain stock appreciation rights to purchase shares of the Company's common stock are not dilutive because the exercise price is greater than the market price of the stock at the end of the reporting period. The average number of stock appreciation rights that were not dilutive and therefore not included in the computation of diluted earnings per share was 638,160 and 640,901 during the three- and nine-month periods ended September 28, 2014, respectively, and 498,000 and 1,276,472 for the three- and nine-month periods ended September 29, 2013. No adjustments were made to reported net income attributable to Sonoco in the computations of earnings per share.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Stock Repurchases
The Company’s Board of Directors has authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. A total of 132,500 shares were repurchased under this authorization in 2013. During the nine months ended September 28, 2014, an additional 1,088,618 shares were purchased at a cost of $45,013; accordingly, at September 28, 2014, a total of 3,778,882 shares remain available for repurchase.
The Company frequently repurchases shares of its common stock to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 87,583 shares in the first nine months of 2014 at a cost of $3,718, and 111,612 shares in the first nine months of 2013 at a cost of $3,783.
Dividend Declarations
On July 16, 2014 , the Board of Directors declared a regular quarterly dividend of $0.32 per share. This dividend was paid on September 10, 2014 to all shareholders of record as of August 15, 2014.
On October 13, 2014, the Board of Directors declared a regular quarterly dividend of $0.32 per share. This dividend is payable December 10, 2014 to all shareholders of record as of November 14, 2014.

Note 5: Restructuring and Asset Impairment
The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2014 and 2013 are reported as “2014 Actions” and “2013 Actions,” respectively. Actions initiated prior to 2013, all of which were substantially complete at September 28, 2014, are reported as “2012 and Earlier Actions.”
Following are the total restructuring and asset impairment charges/(credits), net of adjustments, recognized by the Company during the periods presented:

	2014		2013
	Third Quarter	Nine Months	Third Quarter	Nine Months
Restructuring/Asset impairment:
2014 Actions	$1,928	$6,256	$—	$—
2013 Actions	350	2,315	3,978	13,780
2012 and Earlier Actions	900	270	1,840	5,005
Other asset impairments	2,730	2,730	—	—
Restructuring/Asset impairment charges	$5,908	$11,571	$5,818	$18,785
Income tax benefit	(1,954)	(3,342)	(1,957)	(6,153)
Cost/(Income) attributable to noncontrolling interests, net of tax	(11)	(26)	68	14
Total impact of restructuring/asset impairment charges, net of tax	$3,943	$8,203	$3,929	$12,646
Pre-tax restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Condensed Consolidated Statements of Income.
The Company expects to recognize future additional charges totaling approximately $1,200 in connection with announced restructuring actions, when recognizable in accordance with GAAP, and believes that the majority of these charges will be incurred and paid by the end of 2014. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions may be undertaken.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

2014 Actions
During 2014, the Company announced the closure of two recycling facilities - one in the United States and one in Brazil, a tube and core plant in Canada (parts of the Paper and Industrial Converted Products segment), and a molded foam plant in the United States (part of the Protective Solutions segment). In addition, the Company continued its manufacturing rationalization efforts in its blow-molding business (part of the Consumer Packaging segment), and realigned its cost structure, resulting in the elimination of approximately 83 positions.
Below is a summary of 2014 Actions and related expenses by segment and by type incurred and estimated to be incurred through completion.

2014 Actions	Third Quarter 2014	Total Incurred to Date	Estimated Total Cost
Severance and Termination Benefits
Consumer Packaging	$136	$824	$874
Display and Packaging	590	590	590
Paper and Industrial Converted Products	295	2,878	2,878
Protective Solutions	182	370	370
Asset Impairment / Disposal of Assets
Consumer Packaging	631	631	631
Paper and Industrial Converted Products	(27)	665	665
Other Costs
Consumer Packaging	19	39	239
Display and Packaging	4	4	4
Paper and Industrial Converted Products	105	77	177
Protective Solutions	(7)	178	278
Total Charges and Adjustments	$1,928	$6,256	$6,706
The following table sets forth the activity in the 2014 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2014 Actions	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity 2014 Year to Date
Liability at December 31, 2013	$—	$—	$—	$—
2014 charges	4,662	1,296	298	6,256
Cash receipts/(payments)	(3,885)	150	(268)	(4,003)
Asset write downs/disposals	—	(1,446)	—	(1,446)
Foreign currency translation	(38)	—	—	(38)
Liability at September 28, 2014	$739	$—	$30	$769
Included in "Asset Impairment/Disposal of Assets" are non-cash charges stemming from the impairment of certain buildings and equipment associated with operations closed in 2014. "Other costs" consist primarily of costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance. The Company expects to pay the majority of the remaining 2014 Actions restructuring costs by the end of 2014 using cash generated from operations.

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
Below is a summary of 2013 Actions and related expenses by segment and by type incurred and estimated to be incurred through completion.

	2014		2013		Total Incurred to Date	Estimated Total Cost
2013 Actions	Third Quarter	Nine Months	Third Quarter	Nine Months
Severance and Termination Benefits
Consumer Packaging	$(40)	$71	$2,245	$3,750	$4,981	$4,981
Display and Packaging	105	423	192	706	1,497	1,497
Paper and Industrial Converted Products	126	994	833	1,742	4,341	4,341
Protective Solutions	—	(215)	72	200	331	331
Asset Impairment / Disposal of Assets
Consumer Packaging	—	—	349	5,580	5,926	5,926
Display and Packaging	—	—	—	—	165	165
Paper and Industrial Converted Products	—	(597)	61	475	(105)	(105)
Protective Solutions	—	185	—	414	847	847
Other Costs
Consumer Packaging	5	889	105	657	1,910	2,110
Display and Packaging	—	108	7	19	212	212
Paper and Industrial Converted Products	128	340	121	217	787	887
Protective Solutions	26	117	(7)	20	244	244
Total Charges and Adjustments	$350	$2,315	$3,978	$13,780	$21,136	$21,436
The following table sets forth the activity in the 2013 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2013 Actions	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity 2014 Year to Date
Liability at December 31, 2013	$3,258	$—	$—	$3,258
2014 charges	1,910	315	1,529	3,754
Adjustments	(637)	(727)	(75)	(1,439)
Cash receipts/(payments)	(3,090)	855	(1,454)	(3,689)
Asset write downs/disposals	—	(443)	—	(443)
Foreign currency translation	(48)	—	—	(48)
Liability at September 28, 2014	$1,393	$—	$—	$1,393
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

2012 and Earlier Actions
2012 and Earlier Actions are comprised of a number of plant closures and workforce reductions initiated prior to 2013. Charges for these actions in both 2014 and 2013 relate primarily to the cost of plant closures including severance, equipment removal, plant security, property taxes and insurance. Partially offsetting these charges were gains from the sales of a former blowmolding facility in Canada and a former rigid paper facility in the United States, closed in 2012 and 2011, respectively.
The Company expects to recognize future pretax charges of approximately $450 associated with 2012 and Earlier Actions.
Below is a summary of expenses/(income) incurred by segment for 2012 and Earlier Actions for the three- and nine-month periods ended September 28, 2014 and September 29, 2013.

	2014		2013
2012 and Earlier Actions	Third Quarter	Nine Months	Third Quarter	Nine Months
Consumer Packaging	$(360)	$(1,577)	$1,831	$1,977
Display and Packaging	—	(8)	13	231
Paper and Industrial Converted Products	1,287	1,882	49	1,939
Protective Solutions	—	—	(53)	858
Corporate	(27)	(27)	—	—
Total Charges and Adjustments	$900	$270	$1,840	$5,005
The accrual for 2012 and Earlier Actions totaled $3,834 and $4,547 at September 28, 2014 and December 31, 2013, respectively, and is included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. The accrual relates primarily to a pension withdrawal liability associated with a former paper mill in the United States and unpaid severance. The Company expects the majority of both the liability and the future costs associated with 2012 and Earlier Actions to be paid by the end of 2015 using cash generated from operations.
Other Asset Impairments
In addition to the restructuring charges discussed above, the Company recorded a pretax asset impairment charge of $2,730 in the third quarter of 2014 to write off the customer list obtained in the 2008 acquisition of a small packaging fulfillment business included in the Company's Display and Packaging segment. This business provided display assembly and fulfillment services to a single customer in the pharmaceutical industry. As a result of losing this business, the Company has impaired the remaining unamortized balance of the customer list.
This asset impairment charge is included in “Restructuring/Asset impairment charges” in the Company’s Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in the balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the nine months ended September 28, 2014 and September 29, 2013:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(262)	$(333,106)	$(25,152)	$(358,520)
Other comprehensive income/(loss) before reclassifications	1,261	(12,047)	(46,854)	(57,640)
Amounts reclassified from accumulated other comprehensive loss to net income	(1,192)	12,434	—	11,242
Amounts reclassified from accumulated other comprehensive loss to fixed assets	11	—	—	11
Net current-period other comprehensive income/(loss)	80	387	(46,854)	(46,387)
Balance at September 28, 2014	$(182)	$(332,719)	$(72,006)	$(404,907)

Balance at December 31, 2012	$(6,727)	$(472,333)	$3,234	$(475,826)
Other comprehensive income/(loss) before reclassifications	2,579	(1,122)	(20,348)	(18,891)
Amounts reclassified from accumulated other comprehensive loss to net income	1,695	21,629	—	23,324
Amounts reclassified from accumulated other comprehensive loss to fixed assets	78	—	—	78
Net current-period other comprehensive income/(loss)	4,352	20,507	(20,348)	4,511
Balance at September 29, 2013	$(2,375)	$(451,826)	$(17,114)	$(471,315)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The following table summarizes the effects on net income of significant amounts classified out of each component of accumulated other comprehensive loss for the three and nine months ended September 28, 2014 and September 29, 2013:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended		Nine Months Ended
Details about Accumulated Other Comprehensive Loss Components	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013	Affected Line Item in the Condensed Consolidated Statements of Net Income
Gains and losses on cash flow hedges
Foreign exchange contracts	$241	$809	$(1,669)	$3,051	Net sales
Foreign exchange contracts	232	(871)	2,343	(1,921)	Cost of sales
Commodity contracts	123	(1,528)	1,248	(3,917)	Cost of sales
	596	(1,590)	1,922	(2,787)	Total before tax
	(303)	604	(730)	1,092	Tax (provision)/benefit
	$293	$(986)	$1,192	$(1,695)	Net of tax
Defined benefit pension items
Amortization of defined benefit pension items(a)	$(4,868)	$(7,787)	$(14,482)	$(24,737)	Cost of sales
Amortization of defined benefit pension items(a)	(1,622)	(2,596)	(4,826)	(8,246)	Selling, general and administrative
	(6,490)	(10,383)	(19,308)	(32,983)	Total before tax
	2,195	3,839	6,874	11,354	Tax benefit
	$(4,295)	$(6,544)	$(12,434)	$(21,629)	Net of tax
Total reclassifications for the period	$(4,002)	$(7,530)	$(11,242)	$(23,324)	Net of tax

(a)	See Note 10 for additional details.
At September 28, 2014, the Company had commodity contracts outstanding to fix the costs of certain anticipated purchases of natural gas and aluminum, and foreign currency contracts to hedge certain anticipated foreign currency denominated sales and purchases. These contracts, which have maturities ranging from October 2014 to December 2015, qualify as cash flow hedges under U.S. GAAP. The amounts included in accumulated other comprehensive loss related to these cash flow hedges were net losses of $399 ($182 after tax) at September 28, 2014, and losses of $427 ($262 after tax) at December 31, 2013.
The cumulative tax (provision)/benefit on Cash Flow Hedges included in Accumulated Other Comprehensive Loss was $217 at September 28, 2014, and $165 at December 31, 2013. During the three- and nine-month periods ended September 28, 2014, the tax benefit on Cash Flow Hedges changed by $675 and $52, respectively.
The cumulative tax benefit on Defined Benefit Pension Items was $173,042 at September 28, 2014, and $189,668 at December 31, 2013. During the three- and nine-month periods ended September 28, 2014, the tax benefit on Defined Benefit Pension Items decreased by $(2,195) and $(16,626), respectively.
During the three- and nine-month periods ended September 28, 2014, changes in noncontrolling interests included foreign currency translation adjustments of $(250) and $(115), respectively.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 7: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill by segment for the nine months ended September 28, 2014 is as follows:

	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Goodwill at December 31, 2013	$418,765	$204,629	$254,648	$221,165	$1,099,207
Acquisitions	—	—	3,250	—	3,250
Foreign currency translation	(4,740)	—	(7,786)	—	(12,526)
Other	(231)	—	—	—	(231)
Goodwill at September 28, 2014	$413,794	$204,629	$250,112	$221,165	$1,089,700
The Company recorded $3,250 of goodwill in connection with the May 2014 acquisition of Dalton Paper Products, a tube and core business located in Dalton, Georgia.
The Company assesses goodwill for impairment annually and from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. As part of this testing, the Company analyzes certain qualitative and quantitative factors in determining goodwill impairment. In its most recent assessment, completed in the third quarter of 2014, the Company estimated the fair values of all of its reporting units utilizing both an income approach and a market approach. The estimated fair values reflect a number of significant management assumptions and estimates including the Company's forecast of sales volumes and prices, profit margins, income taxes, capital expenditures and changes in working capital requirements. Changes in these assumptions and/or discount rates could materially impact the estimated fair values.
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
Based on the results of its third quarter 2014 assessments, the Company concluded that there was no impairment of goodwill for any of its reporting units. Because the Company’s assessments incorporate management’s expectations for the future, including forecasted growth and/or margin improvements, if there are changes in the relevant facts and circumstances and/or expectations, management’s assessment regarding goodwill impairment may change as well. In considering the level of uncertainty regarding the potential for goodwill impairment, management has concluded that any such impairment would likely be the result of adverse changes in more than one assumption.
Although no reporting units failed the assessments noted above, in management’s opinion, the reporting units having the greatest risk of future impairment if actual results fall significantly short of expectations are Plastics – Blowmolding, Display and Packaging, and Tubes and Cores/Paper - Brazil. Total goodwill associated with these reporting units was approximately $124,700, $196,700, and $3,900, respectively, at September 28, 2014. A large portion of sales in the Display and Packaging reporting unit is concentrated in one customer. Management expects to retain this business; however, if a significant amount is lost and not replaced, it is possible that a goodwill impairment charge may be incurred.
There were no triggering events between the most recent annual impairment test and September 28, 2014.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Other Intangible Assets
A summary of other intangible assets as of September 28, 2014 and December 31, 2013 is as follows:

	September 28, 2014	December 31, 2013
Other Intangible Assets, gross
Patents	$2,219	$2,221
Customer lists	333,360	339,911
Trade names	21,112	21,232
Proprietary technology	17,810	17,866
Land use rights	325	323
Other	4,751	4,731
Other Intangible Assets, gross	$379,577	$386,284
Accumulated Amortization	$(157,041)	$(142,364)
Other Intangible Assets, net	$222,536	$243,920
Other intangible assets are amortized on a straight-line basis over their respective useful lives, which generally range from three to forty years. The Company has no intangibles with indefinite lives.
The Company recorded $3,380 of identifiable intangibles in connection with the acquisition of a small tubes and cores business in May 2014. These intangibles, primarily related to customer lists, will be amortized over a period of ten years. In addition, during the third quarter of 2014, the Company recorded a $2,730 impairment related to a customer list obtained in connection with a 2008 acquisition of a small packaging fulfillment business. See "Other Asset Impairments" in Note 5 for additional information.
Aggregate amortization expense was $7,040 and $7,036 for the three months ended September 28, 2014 and September 29, 2013, respectively, and $20,863 and $21,352 for the nine months ended September 28, 2014 and September 29, 2013, respectively. Amortization expense on other intangible assets is expected to approximate $27,800 in 2014, $26,300 in 2015, $26,100 in 2016, $25,700 in 2017 and $25,300 in 2018.

Note 8: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	September 28, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$945,900	$1,050,855	$946,257	$999,247
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
Cash Flow Hedges
At September 28, 2014 and December 31, 2013, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. To the extent considered effective, the changes in fair value of these contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which the hedged item impacts earnings. The Company has determined all hedges to be highly effective and as a result no material ineffectiveness has been recorded.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Commodity Cash Flow Hedges
The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas and aluminum. At September 28, 2014, natural gas swaps covering approximately 6.0 million MMBTUs were outstanding. These contracts represent approximately 90% and 78% of anticipated U.S. and Canadian usage for the remainder of 2014 and 2015, respectively. Additionally, the Company had swap contracts covering 4,712 metric tons of aluminum representing approximately 34% of anticipated usage for the remainder of 2014. The fair values of the Company’s commodity cash flow hedges netted to loss positions of $(65) and $(330) at September 28, 2014 and December 31, 2013, respectively. The amount of the gain included in Accumulated Other Comprehensive Loss at September 28, 2014, that is expected to be reclassified to the income statement during the next twelve months is $13.
Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases forecast to occur in 2014. The net positions of these contracts at September 28, 2014 were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	3,755,047
Mexican peso	purchase	60,316
Canadian dollar	purchase	12,775
Turkish lira	purchase	2,331
British pound	purchase	1,117
Polish zloty	purchase	668
New Zealand dollar	sell	(821)
Euro	sell	(902)
Australian dollar	sell	(1,517)
Russian ruble	sell	(10,770)
The fair value of these foreign currency cash flow hedges netted to loss positions of $(422) and $(97) at September 28, 2014 and December 31, 2013, respectively. During the nine months ended September 28, 2014, certain foreign currency cash flow hedges related to construction in progress were settled as the related capital expenditures were made. Losses from these hedges totaling $11 were reclassified from accumulated other comprehensive loss and included in the carrying value of the assets acquired. During the next twelve months, a loss of $(349) is expected to be reclassified from Accumulated Other Comprehensive Loss to the income statement.
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
The net positions of these contracts at September 28, 2014, were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	12,536,560
Mexican peso	purchase	178,389
Canadian dollar	purchase	10,062
Euro	purchase	50
Thai baht	sell	(193,299)
The fair value of the Company’s other derivatives was $15 and $415 at September 28, 2014 and December 31, 2013, respectively.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The following table sets forth the location and fair values of the Company’s derivative instruments at September 28, 2014 and December 31, 2013:

Description	Balance Sheet Location	September 28, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$607	$535
Commodity Contracts	Other assets	$70	$363
Commodity Contracts	Accrued expenses and other	$(606)	$(1,228)
Commodity Contracts	Other liabilities	$(136)	$—
Foreign Exchange Contracts	Prepaid expenses	$380	$896
Foreign Exchange Contracts	Accrued expenses and other	$(802)	$(993)
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Prepaid expenses	$116	$468
Foreign Exchange Contracts	Accrued expenses and other	$(101)	$(53)
While certain of the Company’s derivative contract arrangements with its counterparties provide for the ability to settle contracts on a net basis, the Company reports its derivative positions on a gross basis. There are no collateral arrangements or requirements in these agreements.
The following tables set forth the effect of the Company’s derivative instruments on financial performance for the three months ended September 28, 2014 and September 29, 2013:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships:
Three months ended September 28, 2014
Foreign Exchange Contracts	$(55)	Net sales	$241	Net sales	$—
		Cost of sales	$232
Commodity Contracts	$(1,250)	Cost of sales	$123	Cost of sales	$44
Three months ended September 29, 2013
Foreign Exchange Contracts	$959	Net sales	$809	Net sales	$—
		Cost of sales	$(871)
Commodity Contracts	$(309)	Cost of sales	$(1,528)	Cost of sales	$10

Description	Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Derivatives not Designated as Hedging Instruments:
Three months ended September 28, 2014
Foreign Exchange Contracts	Cost of sales	$77
	Selling, general and administrative	$(194)
Three months ended September 29, 2013
Foreign Exchange Contracts	Cost of sales	$(770)
	Selling, general and administrative	$(67)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the nine months ended September 28, 2014 and September 29, 2013:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships:
Nine months ended September 28, 2014
Foreign Exchange Contracts	$420	Net sales	$(1,669)	Net sales	$—
		Cost of sales	$2,343
Commodity Contracts	$1,519	Cost of sales	$1,248	Cost of sales	$—
Nine months ended September 29, 2013
Foreign Exchange Contracts	$5,482	Net sales	$3,051	Net sales	$—
		Cost of sales	$(1,921)
Commodity Contracts	$(1,237)	Cost of sales	$(3,917)	Cost of sales	$(51)

Description	Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Derivatives not Designated as Hedging Instruments:
Nine months ended September 28, 2014
Foreign Exchange Contracts	Cost of sales	$(359)
	Selling, general and administrative	$(41)
Nine months ended September 29, 2013
Foreign Exchange Contracts	Cost of sales	$(1,941)
	Selling, general and administrative	$(207)

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
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	September 28, 2014	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(65)	$—	$(65)	$—
Foreign exchange contracts	(422)	—	(422)	—
Non-hedge derivatives, net:
Foreign exchange contracts	15	—	15	—
Deferred compensation plan assets	914	914	—	—

Description	December 31, 2013	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(330)	$—	$(330)	$—
Foreign exchange contracts	(97)	—	(97)	—
Non-hedge derivatives, net:
Foreign exchange contracts	415	—	415	—
Deferred compensation plan assets	859	859	—	—
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
The Company does not currently have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company’s financial assets or liabilities is measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the three- and nine-month periods ended September 28, 2014.

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
The components of net periodic benefit cost include the following:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Retirement Plans
Service cost	$5,491	$6,267	$16,283	$18,756
Interest cost	18,376	16,794	54,684	50,226
Expected return on plan assets	(23,290)	(21,582)	(69,342)	(64,544)
Amortization of net transition obligation	102	108	303	328
Amortization of prior service cost	168	141	497	424
Amortization of net actuarial loss	6,630	10,891	19,726	32,571
Effect of settlement loss	—	—	—	1,893
Net periodic benefit cost	$7,477	$12,619	$22,151	$39,654
Retiree Health and Life Insurance Plans
Service cost	$181	$218	$539	$664
Interest cost	258	219	768	710
Expected return on plan assets	(398)	(378)	(1,187)	(1,126)
Amortization of prior service credit	(345)	(756)	(1,026)	(2,230)
Amortization of net actuarial loss	(65)	(1)	(192)	(3)
Net periodic benefit income	$(369)	$(698)	$(1,098)	$(1,985)

During the second quarter of 2013 the Company recognized a $1,893 settlement loss associated with settling the retirement liabilities of approximately 100 participants in one of its Canadian pension plans. Approximately 75% of the loss is included in “Cost of sales” in the Condensed Consolidated Statements of Income with the remainder in “Selling, general and administrative expenses.”
The Company made aggregate contributions of $46,372 and $21,224 to its defined benefit retirement and retiree health and life insurance plans during the nine months ended September 28, 2014 and September 29, 2013, respectively. The Company anticipates that it will make additional aggregate contributions of approximately $7,000 to its defined benefit retirement and retiree health and life insurance plans in 2014.

Sonoco Investment and Retirement Plan (SIRP)
The Company recognized SIRP expense totaling $3,242 and $3,391 for the quarters ended September 28, 2014 and September 29, 2013, respectively, and $8,728 and $9,009 for the nine months ended September 28, 2014 and September 29, 2013, respectively. Contributions to the SIRP, funded annually in the first quarter, totaled $12,049 during the nine months ended September 28, 2014, and $9,290 during the nine months ended September 29, 2013. No additional SIRP contributions are expected during the remainder of 2014.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 11: Income Taxes
The Company’s effective tax rate for the three- and nine-month periods ending September 28, 2014, was 29.4% and 31.5%, respectively, and its effective tax rate for the three- and nine-month periods ending September 29, 2013, was 31.5% and 32.4%, respectively. The rates for both years were favorable to the U.S. statutory rate primarily due to the favorable effect of international operations that are subject to tax rates generally lower than the U.S. rate, the release of tax reserves for uncertain tax positions that are no longer necessary, and the favorable effect of the manufacturer’s deduction.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, or non-U.S., income tax examinations by tax authorities for years before 2011. With respect to state and local income taxes, the Company is no longer subject to examination prior to 2010, with few exceptions.
The Company’s total liability for uncertain tax benefits has not changed significantly since December 31, 2013. The Company has $6,700 of reserves for uncertain tax benefits for which it believes it is reasonably possible that a resolution may be reached within the next twelve months. The Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental. Management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis.

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
SEGMENT FINANCIAL INFORMATION

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net sales:
Consumer Packaging	$479,609	$473,332	$1,418,200	$1,411,645
Display and Packaging	178,435	167,960	493,972	470,051
Paper and Industrial Converted Products	480,741	467,847	1,426,367	1,395,271
Protective Solutions	124,789	118,610	358,041	356,251
Consolidated	$1,263,574	$1,227,749	$3,696,580	$3,633,218
Intersegment sales:
Consumer Packaging	$1,008	$978	$2,916	$3,783
Display and Packaging	385	445	1,165	1,619
Paper and Industrial Converted Products	25,824	26,320	78,822	74,792
Protective Solutions	366	621	1,752	2,021
Consolidated	$27,583	$28,364	$84,655	$82,215
Income before interest and income taxes:
Segment operating profit:
Consumer Packaging	$49,769	$49,025	$140,783	$138,731
Display and Packaging	7,227	7,763	20,098	17,337
Paper and Industrial Converted Products	48,996	37,722	125,289	104,717
Protective Solutions	10,277	11,029	25,204	32,129
Restructuring/Asset impairment charges	(5,908)	(5,818)	(11,571)	(18,785)
Other, net	888	563	(382)	(391)
Consolidated	$111,249	$100,284	$299,421	$273,738

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
During the fourth quarter of 2005, the U.S. Environmental Protection Agency (EPA) notified U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, that U.S. Mills and NCR Corporation (NCR), an unrelated party, would be jointly held responsible to undertake a program to remove and dispose of certain PCB-contaminated sediments at a particular site on the lower Fox River in Wisconsin (the “Site”) which is now labeled by the EPA as Phase 1. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation. The Company has expensed a total of $17,650 for its estimated share of the total cleanup cost of the Site, and through September 28, 2014, has spent a total of $14,467. The remaining accrual of $3,183 represents the Company’s best estimate of what it is likely to pay to complete the Site project. However, the actual costs associated with cleanup of the

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Site are dependent upon many factors and it is possible that remediation costs could be higher than the current estimate of project costs. The Company acquired U.S. Mills in 2001, and the alleged contamination predates the acquisition.
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
On October 14, 2010, the EPA and WDNR filed suit against NCR, API (now named Appvion), U.S. Mills and nine other defendants in the United States District Court for the Eastern District of Wisconsin (District Court) (No. 10-CV-910-WCG) pursuant to Sections 106 and 107 of CERCLA. The plaintiffs seek to recover unreimbursed costs incurred for activities undertaken in response to the release and threatened release of hazardous substances from facilities at or near the Lower Fox River and Green Bay as well as damages for injury to, loss of, and destruction of natural resources resulting from such releases. The plaintiffs also seek a ruling that the defendants are liable for future response costs of the plaintiffs and requiring the defendants to comply with the unilateral Administrative Order for Remedial Action discussed in prior filings. The Company does not believe that the remedies sought in the suit materially expand the Company’s potential liability beyond what has been disclosed in this report or in the Company’s prior filings with the SEC. As described in the Company's Current Report on Form 8-K filed with the SEC on March 28, 2014, U.S. Mills and five other defendants have reached a conditional agreement with the EPA and WDNR to settle various issues in the litigation. U.S. Mills' portion of the proposed settlement is $14,700. However, finalization of the proposed settlement is subject to approval by the District Court, and will not be effective unless and until it has been approved by the District Court and appeals, if any, from such approval have been resolved. If approved, the terms of the settlement will protect the Company from contribution claims by NCR but not from contribution claims by Appvion under Section 107 of CERCLA. As a result of the above required actions and the unpredictability of court decisions, the timing and eventual outcome of the proposed settlement, as well as the financial statement impact to the Company, are uncertain. U.S. Mills plans to continue to defend its interests in both suits vigorously.
Since 2007, U.S. Mills has expensed a total of $60,825 for potential liabilities associated with the Fox River contamination (not including amounts expensed for remediation at the Site) and through September 28, 2014, has spent a total of $26,884, primarily on legal fees and the funding of the proposed settlement with the EPA and WDNR, leaving a reserve of $33,941 remaining at September 28, 2014 for potential liabilities associated with the Fox River contamination (not including amounts accrued for remediation at the Site). Because of the continuing uncertainties in the estimated costs of remediation and continuing uncertainties surrounding U.S. Mills’ allocable share, including a potentially favorable resolution, it is impossible to state with any reasonable degree of confidence that any estimate is a better estimate than the amount recorded. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional exposure to its consolidated financial position beyond what has been reserved is limited to the equity position of U.S. Mills, which was approximately $99,000 at September 28, 2014.
On November 8, 2011, the Company completed the acquisition of Tegrant Holding Corporation. During its due diligence, the Company identified several potential environmentally contaminated sites. The total remediation cost of these sites was preliminarily estimated to be $18,850 at the time of acquisition and an accrual in this amount was recorded on Tegrant’s opening balance sheet.
On September 15, 2014, the Village of Rockton, Illinois instituted 81 actions against the Company in the Circuit Court for the Seventeenth Judicial Circuit, Winnebago, Illinois. Each action seeks to assess penalties of up to $0.75 per day since December 2, 2007 for violations of one of three sections of the Municipal Code that: (a) require lots or premises to be maintained in a safe and sanitary condition at all times; (b) make it unlawful for any substance which shall be dangerous or detrimental to health to be allowed to exist in connection with any business, be used therein or used in any work or labor carried on in the Village and no health menace shall be permitted to exist in connection with business or in connection with any such work or labor; and (c) make it unlawful for any ashes, rubbish, tin cans and all combustibles to be deposited or dumped upon any lot or land in the village, but must be deposited or dumped in the area

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

set aside for that purpose. The actions relate to a paper plant in the Village closed by the Company in 2008 that the Company is in the process of remediating through the Illinois Environmental Protection Agency’s “brownfields” program. The Company has removed the cases to the United States District Court for the Northern District of Illinois and plans to vigorously defend its interests while continuing to participate in the “brownfields” program.
The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time.
As of September 28, 2014 and December 31, 2013, the Company (and its subsidiaries) had accrued $57,855 and $73,032, respectively, related to environmental contingencies. Of these, a total of $37,124 and $52,124 relate to U.S. Mills and $18,389 and $18,429 relate to Tegrant at September 28, 2014 and December 31, 2013, respectively. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. U.S. Mills recognized a $40,825 benefit in 2008 from settlements reached and proceeds received on certain insurance policies covering the Fox River contamination. U.S. Mills’ two remaining insurance carriers are in liquidation. It is possible that U.S. Mills may recover from these carriers a small portion of the costs it ultimately incurs. U.S. Mills may also be able to reallocate some of the costs it incurs among other parties. There can be no assurance that such claims for recovery or reallocation would be successful and no amounts have been recognized in the consolidated financial statements of the Company for such potential recovery or reallocation.
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and Directors of Sonoco Products Company:
We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company and its subsidiaries as of September 28, 2014, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 28, 2014 and September 29, 2013 and the condensed consolidated statement of cash flows for the nine-month periods ended September 28, 2014 and September 29, 2013. These interim financial statements are the responsibility of the Company’s management.
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
October 29, 2014

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
Third Quarter 2014 Compared with Third Quarter 2013

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

	For the three months ended September 28, 2014
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Income before interest and income taxes	$111,249	$5,908	$(888)	$116,269
Interest expense, net	12,918	—	—	12,918
Income before income taxes	98,331	5,908	(888)	103,351
Provision for income taxes	28,891	1,954	(129)	30,716
Income before equity in earnings of affiliates	69,440	3,954	(759)	72,635
Equity in earnings of affiliates, net of tax	2,294	—	—	2,294
Net income	71,734	3,954	(759)	74,929
Net (income)/loss attributable to noncontrolling interests	(810)	(11)	533	(288)
Net income attributable to Sonoco	$70,924	$3,943	$(226)	$74,641
Per diluted common share	$0.69	$0.03	$0.00	$0.72

(1)Consists primarily of excess insurance settlement gains, partially offset by acquisition-related costs.

SONOCO PRODUCTS COMPANY

	For the three months ended September 29, 2013
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments	Base
Income before interest and income taxes	$100,284	$5,818	$(563)	$105,539
Interest expense, net	14,286	—	—	14,286
Income before income taxes	85,998	5,818	(563)	91,253
Provision for income taxes	27,085	1,957	(497)	28,545
Income before equity in earnings of affiliates	58,913	3,861	(66)	62,708
Equity in earnings of affiliates, net of tax	2,512	—	—	2,512
Net income	61,425	3,861	(66)	65,220
Net (income)/loss attributable to noncontrolling interests	(185)	68	—	(117)
Net income attributable to Sonoco	$61,240	$3,929	$(66)	$65,103
Per diluted common share	$0.59	$0.04	$0.00	$0.63

RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended September 28, 2014 versus the three months ended September 29, 2013.
OVERVIEW
Net sales for the third quarter of 2014 were $1,264 million, compared with $1,228 million in the same period last year. This 2.9% increase was driven by volume improvement in most businesses and sales from businesses acquired during the past twelve months, along with higher selling prices.
Net income attributable to Sonoco for the third quarter of 2014 was $70.9 million, compared to $61.2 million reported for the same period of 2013. Current quarter results include a pre-tax benefit of approximately $5 million from legal settlement proceeds, net of related expenses. Third quarter 2014 results also include $3.9 million in after-tax restructuring and asset impairment charges and $(0.2) million in excess insurance settlement gains, partially offset by acquisition-related costs. Results for the prior year quarter include after-tax restructuring and asset impairment charges of $3.9 million associated with the closure of the Company’s former thermoforming plant in Ireland and other restructuring activities. Third quarter 2014 base net income attributable to Sonoco (base earnings) was $74.6 million ($0.72 per diluted share) versus $65.1 million ($0.63 per diluted share) in 2013.

A strong performance in the Paper and Industrial Converted Products segment was partially offset by lower year-over-year results in the Protective Solutions and Packaging Services segments. The Consumer Packaging segment posted slightly improved year-over-year results. Overall in the quarter, the Company benefited from a favorable price/cost relationship, proceeds from the settlement of a lawsuit, modest improvements in manufacturing productivity and lower pension expense. Partially offsetting these gains were higher labor, maintenance and other operating costs. Although overall volume was up slightly compared to the prior year, current quarter earnings saw a 20 basis point decrease in the Company's overall gross profit margin percentage due largely to changes in mix to lower-margin products. The bulk of the year-over-year improvement in quarterly base earnings was driven by a 29.9% increase in operating profit in Paper and Industrial Converted Products.

SONOCO PRODUCTS COMPANY

OPERATING REVENUE
Net sales for the third quarter of 2014 increased $36 million over the prior year period.
The components of the sales change were:

($ in millions)
Volume/mix	$22
Selling prices	4
Acquisitions	14
Foreign currency translation and other, net	(4)

Total sales increase	$36

COSTS AND EXPENSES
A positive price/cost relationship (the relationship of the change in sales prices to the change in costs of materials, energy and freight), lower pension expense and productivity improvements benefited gross margin, but were partially offset by higher maintenance, labor, and other costs and negative changes in mix.
Third quarter selling, general and administrative costs decreased 6.3%, primarily due to lower management incentive costs and the impact of a $5.0 million technology-related legal settlement, net of related costs. These reductions were partially offset by increased acquisition costs, normal labor rate increases, general inflation and other expenses.
Restructuring and restructuring-related asset impairment charges totaled $5.9 million in the third quarter of 2014 compared with $5.8 million in last year's third quarter. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements.
Net interest expense for the third quarter decreased to $12.9 million, compared with $14.3 million during the same period in 2013. The decrease was due to lower average debt levels, primarily resulting from the repayment of the Company's 6.5% debentures which matured in November 2013.
The effective tax rate on GAAP and base earning in the third quarter of 2014 was 29.4% and 29.7%, respectively, compared with 31.5% and 31.3%, respectively, for the last year's third quarter. The favorable change in the effective tax rate on both GAAP and base earnings is largely the result of a higher proportion of earnings in jurisdictions with lower tax rates, including the legal settlement, partially offset by a year-over-year decrease in the release of tax reserves on uncertain tax positions that are no longer needed.
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

SONOCO PRODUCTS COMPANY

The following table recaps net sales for the third quarters of 2014 and 2013 ($ in thousands):

	Three Months Ended
	September 28, 2014	September 29, 2013	% Change
Net sales:
Consumer Packaging	$479,609	$473,332	1.3%
Display and Packaging	178,435	167,960	6.2%
Paper and Industrial Converted Products	480,741	467,847	2.8%
Protective Solutions	124,789	118,610	5.2%
Consolidated	$1,263,574	$1,227,749	2.9%
Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Three Months Ended
	September 28, 2014	September 29, 2013	% Change
Income before interest and income taxes:
Segment operating profit
Consumer Packaging	$49,769	$49,025	1.5%
Display and Packaging	7,227	7,763	(6.9)%
Paper and Industrial Converted Products	48,996	37,722	29.9%
Protective Solutions	10,277	11,029	(6.8)%
Restructuring/Asset impairment charges	(5,908)	(5,818)	1.5%
Other, net	888	563	57.7%
Consolidated	$111,249	$100,284	10.9%

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the third quarters of 2014 and 2013 ($ in thousands):

	Three Months Ended
	September 28, 2014	September 29, 2013
Restructuring/Asset impairment charges:
Consumer Packaging	$391	$4,530
Display and Packaging	3,429	212
Paper and Industrial Converted Products	1,914	1,064
Protective Solutions	201	12
Corporate	(27)	—
Total	$5,908	$5,818
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

SONOCO PRODUCTS COMPANY

Segment sales during the quarter were up slightly as volume growth, particularly in the metal ends, blow-molded plastics, and flexible packaging businesses, was partially offset by volume declines in North American composite cans and a negative change in the mix of business. Additionally, sales from the 2013 acquisition of a small graphics management business in the U.K. continued to account for a small portion of the year-over-year increase.
Segment operating profit increased 1.5%, driven by a positive price/cost relationship particularly in our plastics businesses and lower pension costs. These modest gains were slightly offset by lower volumes in composite cans in North America due to lower consumer demand for packaged food in certain served segments and a focus by several of our customers on maintaining lower levels of inventory, a negative mix of business, and higher labor and other costs. Productivity during the quarter was essentially flat despite a negative impact of approximately $3 million due primarily to an isolated flexible packaging production issue related to a material specification variance. The Company continues to work to resolve this issue.

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
Sales for the quarter were up 6.2% year over year due to volume growth in U.S. display and packaging fulfillment activity and international packaging services.
Operating profits declined 6.9% from the prior-year quarter due primarily to higher operating costs and a negative mix of business, which were only partially offset by the higher level of activity and productivity improvements.
Paper and Industrial Converted Products
The Paper and Industrial Converted Products segment includes the following products: paperboard tubes and cores; fiber-based construction tubes and forms; wooden, metal and composite wire and cable reels and spools; and recycled paperboard, linerboard, corrugating medium, recovered paper and material recycling services.
Segment sales were up 2.8% due largely to additional sales from businesses acquired in the past twelve months and, to a lesser extent, higher selling prices. These positive factors were partially offset by lower quarter over quarter sales volumes of corrugated paper and steel reels.
Operating profits increased 29.9% year over year as a positive price/cost relationship, proceeds from settlement of a lawsuit, modest productivity improvements, positive volume/mix and lower pension expense were only partially offset by higher labor, maintenance and other operating costs.
Protective Solutions
The Protective Solutions segment includes the following products: custom-engineered, paperboard-based and expanded foam protective packaging and components; and temperature-assured packaging.
Segment sales were up 5.2% for the quarter primarily due to volume gains; however, operating profits declined 6.8% due to higher maintenance, labor and other operating costs, negative productivity, an unfavorable price/cost relationship and plant start-up costs.

SONOCO PRODUCTS COMPANY

Nine Months Ended September 28, 2014 Compared with Nine Months Ended September 29, 2013

RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for each of the periods presented.

	For the nine months ended September 28, 2014
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Income before interest and income taxes	$299,421	$11,571	$382	$311,374
Interest expense, net	38,696	—	—	38,696
Income before income taxes	260,725	11,571	382	272,678
Provision for income taxes	82,053	3,342	(74)	85,321
Income before equity in earnings of affiliates	178,672	8,229	456	187,357
Equity in earnings of affiliates, net of tax	6,896	—	—	6,896
Net income	185,568	8,229	456	194,253
Net (income)/loss attributable to noncontrolling interests	(858)	(26)	533	(351)
Net income attributable to Sonoco	$184,710	$8,203	$989	$193,902
Per diluted common share	$1.79	$0.07	$0.01	$1.87

(1)Consists primarily of acquisition-related costs and non-base income tax charges, partially offset by excess insurance settlement gains.

	For the nine months ended September 29, 2013
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(2)	Base
Income before interest and income taxes	$273,738	$18,785	$391	$292,914
Interest expense, net	42,961	—	—	42,961
Income before income taxes	230,777	18,785	391	249,953
Provision for income taxes	74,746	6,153	(174)	80,725
Income before equity in earnings of affiliates	156,031	12,632	565	169,228
Equity in earnings of affiliates, net of tax	8,233	—	—	8,233
Net income	164,264	12,632	565	177,461
Net loss attributable to noncontrolling interests	103	14	—	117
Net income attributable to Sonoco	$164,367	$12,646	$565	$177,578
Per diluted common share	$1.59	$0.12	$0.01	$1.72
(2)Consists primarily of the impact of the February 2013 devaluation of the Venezuelan bolivar fuerte.

SONOCO PRODUCTS COMPANY

RESULTS OF OPERATIONS
The following discussion provides a review of results for the nine months ended September 28, 2014 versus the nine months ended September 29, 2013.
OVERVIEW
Net sales for the nine months of 2014 were $3,697 million, compared with $3,633 million in the same period last year. This 1.7% increase was driven by higher selling prices, increased volume, and sales from businesses acquired, which were partially offset by negative changes in foreign currency translation. Volume growth was largely driven by the display and packaging fulfillment businesses.
Net income attributable to Sonoco for the first nine months of 2014 was $184.7 million, compared to $164.4 million reported for the same period of 2013. Current year results include a pre-tax benefit of approximately $5 million from settlement of a lawsuit, net of related expenses. Results for 2014 also include after-tax restructuring and asset impairment charges of $8.2 million related to previously announced restructuring actions and $1.0 million of acquisition-related expenses and non-base tax charges, partially offset by excess property insurance settlement gains. Results for 2013 include non-base after-tax charges totaling $13.2 million, consisting primarily of costs associated with restructuring activities. Base net income attributable to Sonoco (base earnings) in the first nine months of 2014 was $193.9 million ($1.87 per diluted share) versus $177.6 million ($1.72 per diluted share) in 2013.

In January and February of 2014, severe winter weather significantly disrupted our customers’ operations as well as our own, resulting in lost production and sales along with higher operating costs, particularly in our industrial-related businesses. March saw a significant rebound in demand followed by a return to a more normal and expected level of sales orders. Aside from the Display and Packaging segment, which saw a slight increase in volume, overall volume was essentially flat year over year. Current year-to-date earnings benefited from a 20 basis point increase in the Company's overall gross profit margin percentage due to a positive price/cost relationship, productivity, and lower pension expense. The bulk of the year-over-year improvement in year-to-date base earnings was driven by a 19.6% increase in operating profit in our Paper and Industrial Converted Products segment, a portion of which is attributable to the $5 million current year benefit from settlement of a technology-related lawsuit.

OPERATING REVENUE
Net sales for the first nine months of 2014 increased $63 million over the same period last year. The components of the sales change were:

($ in millions)
Volume/mix	$24
Selling prices	28
Acquisitions	31
Foreign currency translation and other, net	(20)

Total sales increase	$63

COSTS AND EXPENSES
A positive price/cost relationship, lower pension expense and productivity improvements benefited gross margin, but were partially offset by higher maintenance, labor, and other costs.
Year-to-date selling, general and administrative costs increased 0.3%, reflecting normal labor rate increases, general inflation and higher management incentive provisions, which were largely offset by proceeds from the settlement of a lawsuit.

SONOCO PRODUCTS COMPANY

Restructuring and restructuring-related asset impairment charges totaled $11.6 million in the first nine months of 2014 compared with $18.8 million last year. Additional information regarding restructuring actions and impairments is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements.
Net interest expense for the first nine months of 2014 decreased to $38.7 million, compared with $43.0 million during the same period in 2013. The decrease was due to lower average debt levels, primarily resulting from the repayment of the Company's 6.5% debentures which matured in November 2013.
The effective tax rate on GAAP and base earnings for the first nine months of 2014 was 31.5% and 31.3%, respectively, compared with 32.4% and 32.3%, respectively, in the same period last year. The lower year-over-year rates were primarily attributable to a change in distribution of earnings between jurisdictions with different tax rates.
REPORTABLE SEGMENTS
The following table recaps net sales for the first nine months of 2014 and 2013 ($ in thousands):

	Nine Months Ended
	September 28, 2014	September 29, 2013	% Change
Net sales:
Consumer Packaging	$1,418,200	$1,411,645	0.5%
Display and Packaging	493,972	470,051	5.1%
Paper and Industrial Converted Products	1,426,367	1,395,271	2.2%
Protective Solutions	358,041	356,251	0.5%
Consolidated	$3,696,580	$3,633,218	1.7%
Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Nine Months Ended
	September 28, 2014	September 29, 2013	% Change
Income before interest and income taxes:
Segment operating profit
Consumer Packaging	$140,783	$138,731	1.5%
Display and Packaging	20,098	17,337	15.9%
Paper and Industrial Converted Products	125,289	104,717	19.6%
Protective Solutions	25,204	32,129	(21.6)%
Restructuring/Asset impairment charges	(11,571)	(18,785)	(38.4)%
Other, net	(382)	(391)	(2.3)%
Consolidated	$299,421	$273,738	9.4%

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the first nine months of 2014 and 2013 ($ in thousands):

	Nine Months Ended
	September 28, 2014	September 29, 2013
Restructuring/Asset impairment charges:
Consumer Packaging	$877	$11,964
Display and Packaging	3,846	956
Paper and Industrial Converted Products	6,240	4,373
Protective Solutions	635	1,492
Corporate	(27)	—
Total	$11,571	$18,785

SONOCO PRODUCTS COMPANY

Consumer Packaging
Year-to-date segment sales were up slightly year over year as higher selling prices, additional sales from the 2013 acquisition of a small graphics management business, and higher volumes in the flexible packaging and blow-molded plastics businesses were largely offset by lower volume in North American rigid containers and thermoformed plastics, coupled with the negative impact of foreign exchange. Segment operating profit increased 1.5% as improvements in the plastics businesses were largely offset by declines in flexible packaging and North American rigid containers and closures. Overall, operating profit benefited from favorable price/cost, improved productivity, and lower pension expenses, which were largely offset by lower volume, and higher labor and other costs. Productivity, although positive for the segment as a whole, was negatively impacted by an isolated production issue at a flexible packaging plant related to a material specification variance.

Display and Packaging
Sales in the first nine months of 2014 rose 5.1% to $494 million, compared with $470 million in 2013, due to volume growth in U.S. display and packaging fulfillment activity. Operating profit improved to $20.1 million from $17.3 million in last year’s period based on increased volume and improved productivity, partially offset by higher labor and other costs.
Paper and Industrial Converted Products
In 2014, severe winter weather resulted in lost production at several mills that were forced to cancel multiple shifts due to the conditions and/or partially curtail production. Although the negative effects of the winter weather are behind us, volume continued to be slightly negative through the first nine months of 2014 driven by soft demand in our steel reel and North American tubes and cores businesses. In total, segment sales were up slightly as higher selling prices and additional sales from businesses acquired in the past twelve months more than offset the lower volume and a negative impact from foreign exchange.
Operating profits increased 19.6% year over year as a positive price/cost relationship, productivity improvements, lower pension expense and a favorable legal settlement were only partially offset by lower volume and higher maintenance, labor and other costs. In addition, lower-than-normal temperatures early in the year across much of the United States and Canada caused a short-term, but significant, increase in energy costs at many of our facilities.
Protective Solutions
Segment sales in the first nine months of 2014 were up slightly as higher volume in the industrial protective businesses and favorable mix in the temperature-assured business were largely offset by the divestiture of a small box plant in April 2013. Operating profits in the first nine months of 2014 declined 21.6% due primarily to an unfavorable price/cost relationship, negative productivity and higher operating costs. Productivity and operating costs were impacted by the start up of a new facility in Mexico and the severe winter weather experienced in the first quarter.

SONOCO PRODUCTS COMPANY

OTHER ITEMS
Critical Accounting Policies and Estimates

Impairment of Goodwill
The Company completed its most recent annual goodwill impairment testing during the third quarter of 2014. In its testing, the Company estimated the fair values of all of its reporting units utilizing both an income approach and a market approach, while giving consideration to certain qualitative factors including such things as the macroeconomic environment, Company stock price and market capitalization movement, business strategy changes, and significant customer wins and losses. As a result of this testing, the Company concluded that there was no impairment of goodwill for any of its reporting units.
When the Company estimates the fair value of its reporting units, it does so using a discounted cash flow model based on projections of future years’ operating results and associated cash flows, together with comparable trading and transaction multiples. The Company’s model discounts projected future cash flows, forecasted over a ten-year period, with an estimated residual growth rate. The Company’s projections incorporate management’s best estimates of expected future results, including significant assumptions and estimates related to, among other things: sales volumes and prices, new business, profit margins, income taxes, capital expenditures and changes in working capital requirements and, where applicable, improved operating margins. Projected future cash flows are discounted to present value using a discount rate management believes is commensurate with the risks inherent in the cash flows.
The Company’s assessments, whether qualitative or quantitative, incorporate management’s expectations for the future, including forecasted growth rates and/or margin improvements. Therefore, should there be changes in the relevant facts and circumstances and/or expectations, management’s assessment regarding goodwill impairment may change as well. Management’s projections related to revenue growth and/or margin improvements are based on a combination of factors, including expectations for volume growth with existing customers, product expansion, improved price/cost relationship, productivity gains, fixed cost leverage, improvement in general economic conditions, increased operational capacity, and customer retention.
In considering the level of uncertainty regarding the potential for goodwill impairment, management has concluded that any such impairment would likely be the result of adverse changes in more than one assumption. Management does not consider any of its assumptions to be either aggressive or conservative, but rather its best estimate based on available evidence at the time of the assessment. Other than in Display and Packaging, which is discussed below, there is no specific singular event or change in circumstances management has identified that it believes could reasonably result in a change to expected future results in any of its reporting units sufficient to result in goodwill impairment. In management’s opinion, a change of such magnitude would more likely be the result of changes to some combination of the factors identified above, a general deterioration in competitive position, introduction of a superior technology, significant unexpected changes in customer preferences, an inability to pass through significant raw material cost increases, and other such items as identified in "Item 1A. Risk Factors" on pages 9-13 of the Company's 2013 Annual Report on Form 10-K.
Although no reporting units failed the testing noted above, in management’s opinion, the reporting units having the greatest risk of future impairment if actual results fall significantly short of expectations are Plastics - Blowmolding, Display and Packaging, and Tubes and Cores/Paper - Brazil. Total goodwill associated with these reporting units was approximately $125 million, $197 million and $4 million, respectively, at September 28, 2014.
Plastics - Blowmolding manufactures blow-molded plastic containers primarily for use in nonfood applications. This reporting unit is the result of the purchase of Matrix Packaging in May 2007, which was acquired to be a growth platform for the Company and to provide an avenue into the health and beauty market. Although operating results since that time have often lagged expectations, in order for the unit to achieve its growth potential the Company has continued to invest significantly in the business. As a result, current projections for this reporting unit reflect revenue growth as well as improvements in operating margins due largely to expected execution improvements. Sales growth is expected to be driven by the continued return of volume that was shifted to competitors in 2013 due to production down time, new business from key nonfood customers, expansion into more food-based applications and collaboration with large-scale packaging service providers. Margins are expected to improve largely as a result of future productivity improvements and the leveraging of new sales volume. Should the sales growth and/or margin improvements not materialize, a goodwill impairment charge may be incurred. Based on the valuation work performed for the current year test, the estimated fair value of Plastics - Blowmolding exceeded its carrying value by approximately 32%. This is an increase from the prior

SONOCO PRODUCTS COMPANY

year due to improvements in current and projected operating results, partially offset by an increase in the discount rate utilized in the analysis.
Display and Packaging designs, manufactures, assembles, packs and distributes temporary, semipermanent and permanent point-of-purchase displays; provides supply chain management services, including contract packing, fulfillment and scalable service centers; and manufactures retail packaging, including printed backer cards, thermoformed blisters and heat sealing equipment. Management expects that this unit will experience price pressure and customer turnover during the next 12 to 24 months which, in turn, could pressure profit margins. However, management expects that new business, partially driven by synergies between retail packaging manufacturing and packaging services, and productivity gains will more than offset those negatives. In addition, a large portion of sales in this unit is concentrated in one customer. Management expects to retain this business; however, if a significant amount is lost and not replaced, or the expected synergies and productivity gains are not realized, it is possible that a goodwill impairment charge may be incurred. Total goodwill associated with this reporting unit was approximately $197 million at September 28, 2014. Based on the valuation work performed for the current year's test, the estimated fair value of Display and Packaging exceeded its carrying value by approximately 44%.
Tubes and Cores/Paper - Brazil manufactures paperboard tubes and cores, fiber-based construction tubes and forms and recycled paperboard and linerboard. Weakness in the Brazilian economy together with rising input costs and strong price competition has put pressure on the year-to-date operating results of this unit. Planned investments in both paper and tubes and cores production capacity, new product development, and productivity projects are expected to drive both top line growth and improved profit margins in this reporting unit over the next 12 to 24 months. Management expects this unit to grow significantly above Brazil GDP levels in 2015 and then track GDP in the following years. Control of fixed costs will be a major focus area and improved productivity is expected to be needed to offset inflation. Should the sales growth and/or margin improvements not materialize, a goodwill impairment charge may be incurred. Based on the valuation work performed for the current year test, the estimated fair value of Tubes and Cores/Paper - Brazil exceeded its carrying value by approximately 67%.
In its 2014 analysis, projected future cash flows were discounted at 9.9%, 10.2% and 8.2% for Plastics - Blowmolding, Display and Packaging and Tubes and Cores/Paper - Brazil, respectively. Holding other valuation assumptions constant, Plastics - Blowmolding projected operating profits across all future periods would have to be reduced approximately 21%, or the discount rate increased to 12.0%, in order for the estimated fair value to fall below the reporting unit’s carrying value. The corresponding percentages for Display and Packaging are 28% or 13.2% and for Tubes and Cores/Paper - Brazil are 34% and 12.0%.

Pension and Postretirement Benefit Plans
Expected mortality is a key assumption in the measurement of the Company's pension and postretirement obligations. New actuarial tables are expected to be approved by the Society of Actuaries in the fourth quarter of 2014. The new tables reflect longer life expectancies than projected by the tables currently in use by the Company and, therefore, would increase the reported values of the Company's domestic pension and postretirement plan obligations. If approved, the Company expects to adopt the new tables effective with the December 31, 2014 valuation of its domestic pension and postretirement plan obligations, as they will represent a better estimate of the expected duration of future benefit payments than current tables. The Company estimates that changing to the new mortality tables will result in an increase in its domestic pension and postretirement obligations of approximately $75 million at December 31, 2014, and higher year-over-year net periodic benefit costs of approximately $9 million in 2015.

SONOCO PRODUCTS COMPANY

Financial Position, Liquidity and Capital Resources

The Company’s financial position remained strong during the first nine months of 2014. Cash flows provided by operations totaled $267.4 million in the first nine months of 2014 compared with $421.3 million during the same period last year, a decrease of $153.9 million. Higher year-over-year pension and postretirement plan contributions accounted for a decrease in operating cash flows of $27.9 million. Trade accounts receivable increased in both the current and prior year periods, reflecting higher levels of business activity from their respective prior year ends; however, the magnitude of the increase was greater in 2014 resulting in an increased year-over-year use of cash of $24.9 million. Changes in inventories provided $1.0 million of cash in the first nine months of 2014 compared to using $13.1 million last year. Inventory levels typically increase during the first nine months following the normal seasonal slowdown at year end. The net cash impact in 2014 from the usual inventory increase was lower than normal as some of the Company's businesses had continued to run at normal production levels during the 2013 holiday season and others made early raw material purchases at the end of 2013 to take advantage of favorable raw material pricing. Trade accounts payable provided $28.7 million of cash in the first nine months of 2014 compared with $75.2 million in the first nine months of 2013. The $46.5 million decrease is the result of accounts payable being significantly higher at December 31, 2013 than December 31, 2012, due to several factors, including: certain of the Company’s plants not reducing production run rates during the 2013 holiday season to the same degree as in 2012; opportunistic raw material inventory purchases made late in 2013 and still in accounts payable at year end; extended terms with certain vendors that went into effect early in 2013 that were fully reflected in 2013 ending accounts payable, but had no effect in 2012; and timing differences in the payment of certain freight and utility charges. As a result of these factors, accounts payable did not experience a similar level of increase in the first nine months of 2014 compared to 2013. Changes in income tax related items were responsible for $38.2 million of the year-over-year decrease in operating cash flows, driven primarily by a combination of the greater 2013 benefit of a Federal renewable energy credit and the timing of estimated payments and refunds. In addition, operating cash flows were reduced by a $14.7 million payment made in April 2014 to fund a proposed settlement of environmental claims and litigation associated with Fox River.
Cash used by investing activities was $144.3 million in the first nine months of 2014, compared with $142.2 million in the same period last year, a net increase of $2.1 million. The increase in the net use of cash was driven primarily by a year-over-year increase in acquisition spending as the Company purchased a small tubes and cores business in May 2014 at a cash cost of approximately $11.0 million. This year-over-year increase was offset by an $8.6 million reduction in the Company's capital spending due largely to the completion in 2013 of several significant projects, including a biomass boiler at the Company's Hartsville manufacturing complex. Proceeds from the sale of assets were $2.5 million lower in the first nine months of 2014 compared with the same period last year. Current year proceeds are primarily attributable to cash received from the sales of several buildings associated with operations that were closed as part of restructuring actions in previous years, while the prior year includes the receipt of proceeds from the sale of a small corrugated box operation. Other investing activities in the first nine months of 2014 and 2013 totaled $4.5 million and $3.5 million, respectively, and consisted primarily of the purchase of long-term investment properties in Venezuela in 2014 and the acquisition of a 12% interest in a recycling and environmental services business in Finland in the prior year. Additional capital spending of approximately $50 million is expected during the remainder of 2014.
Cash used by financing activities totaled $104.6 million in the first nine months of 2014, compared with $358.7 million in the same period last year, a decreased use of cash of $254.1 million. Outstanding debt was $1.0 billion at September 28, 2014. These balances reflect net borrowings of $36.3 million during the first nine months of 2014, compared with net repayments of $272.3 million during the same period last year. During the first quarter of 2013, the Company completed the repatriation of approximately $254 million of cash from its foreign subsidiaries using the proceeds to pay off the $135 million balance of a term loan entered into in November 2011 to fund the acquisition of Tegrant Holding Corporation and the remainder to pay down commercial paper. During the first nine months of 2014, the Company paid cash dividends of $96.4 million, an increase of $3.2 million over the same period last year. Net proceeds from the exercise of stock awards were $2.5 million in the nine months ended September 28, 2014, compared with $13.4 million in the same period last year, a decrease of $10.9 million. Cash used to repurchase shares was $39.9 million higher in the current year period than in the 2013 period. This increase reflects the purchase of approximately 1.1 million shares under a previously announced stock buyback program. The Company expects to repurchase approximately 0.9 million additional shares under this program over the balance of 2014.
Through October 2, 2014, the Company operated a $350 million commercial paper program, supported by a bank credit facility of the same amount. There was $36 million of commercial paper outstanding at September 28, 2014, compared with none at December 31, 2013.

SONOCO PRODUCTS COMPANY

In August 2014, the Company entered into an agreement to acquire Weidenhammer Packaging Group (Weidenhammer), a leading provider of composite cans in Europe, for an all-cash purchase price of approximately €286 million, subject to a normal adjustment of net working capital. The acquisition received approval from the Germany Federal Cartel Office on September 30, 2014, and the Company expects the acquisition to close in the fourth quarter of 2014.
On October 2, 2014, the Company entered into a credit agreement in connection with a new $600 million bank credit facility. Included in that facility is a new $350 million five-year revolving credit facility which replaces the previously existing $350 million revolving credit facility under substantially the same terms and conditions. Also included in the new credit facility is a commitment for a new $250 million three-year term loan.
Consistent with the replaced facility, the $350 million revolving credit facility is expected to be used to support an identically sized commercial paper program. The $250 million term loan is available to be drawn at any time over the remainder of 2014, contingent on the consummation of the Weidenhammer acquisition, and is expected to be used to fund that acquisition. The remainder of the purchase price is expected to be funded from a combination of cash on hand and short-term borrowings.
Cash and cash equivalents totaled $231.6 million and $217.6 million at September 28, 2014 and December 31, 2013, respectively. Of these totals, $202.0 million and $163.4 million, respectively, were held outside of the United States by the Company’s foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. Under current law, cash repatriated to the United States is subject to federal income taxes, less applicable foreign tax credits. As the Company enjoys ample domestic liquidity through a combination of operating cash flow generation and access to bank and capital markets borrowings, we have generally considered our offshore cash balances to be indefinitely invested outside the United States and, accordingly, have not provided for U.S. federal tax liability on these amounts for financial reporting purposes. The Company currently has no plans to repatriate any of the cash balances held outside the United States. However, if such balances were to be repatriated, additional U.S. federal income tax payments could result. Computation of the potential deferred tax liability associated with unremitted earnings deemed to be indefinitely reinvested is not practicable. The Company utilizes a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations where it is needed.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires the Company to maintain a minimum level of interest coverage, and a minimum level of net worth, as defined in the agreements. As of September 28, 2014, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
The Company anticipates additional contributions to its pension and postretirement plans of approximately $7 million during the remainder of 2014, which would take total 2014 contributions to approximately $65 million. Future funding requirements beyond 2014 will vary depending largely on actual investment returns, future actuarial assumptions, and legislative actions.
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
In January 2003, the Venezuelan government suspended the free exchange of bolivars (BsF) for foreign currency. Since 2003, the only consistent mechanism potentially available to the Company for exchanging currency has been via the

SONOCO PRODUCTS COMPANY

central bank at the official rate. The official rate has been devalued significantly from 1.6 BsF/US$ in January 2003 to 6.3 BsF/US$ presently and access to U.S dollars at the official rate is extremely limited. Since January 1, 2010, the Company has considered Venezuela to be a hyperinflationary economy and has accounted for its operations accordingly. Due to actions taken over the past year, in addition to the official rate, the Venezuelan government now supports two alternative foreign exchange mechanisms. However, due to program limitations preventing the Company's participation and/or a lack of transparency, the Company continues to use the official rate to report the results of its operations in Venezuela. At September 28, 2014, the indicated exchange rates available under these alternative mechanisms were 12.0 BsF/US$ and 50.0 BsF/US$ and may represent more realistic rates at which the Company could expect to convert its BsF denominated monetary assets and liabilities into dollars. If the Company were to begin reporting the results of its operations in Venezuela using 12.0 BsF/US$ or 50.0 BsF/US$, it would report a translation loss of approximately $2 million or $3 million, respectively. In addition, the use of a significantly less advantageous exchange rate mechanism than the official rate may also result in an impairment charge related to non-recoverability of other assets such as inventory and property and equipment. The Company will continue to monitor developments regarding these, or other, alternative mechanisms and assess if a rate other than the official rate would be more appropriate for remeasuring reported financial results. Annual net sales in Venezuela are approximately $20 million. The Company's total net investment in Venezuela is $14 million, of which $6 million is exposed to translation gains/losses due to changes in the exchange rate.
At September 28, 2014, the Company had commodity contracts outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. The total net fair market value of these instruments was an unfavorable position of $(0.1) million at September 28, 2014, and an unfavorable position of $(0.3) million at December 31, 2013. Natural gas and aluminum contracts covering an equivalent of 6.0 million MMBTUs and 4,712 metric tons, respectively, were outstanding at September 28, 2014. Additionally, the Company had various currency contracts outstanding to fix the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments was a net unfavorable position of $(0.4) million at September 28, 2014, compared with a net unfavorable position of $(0.1) million at December 31, 2013. These contracts qualify as cash flow hedges and mature within twelve months of their respective reporting dates.
In addition, at September 28, 2014, the Company had various currency contracts outstanding to fix the exchange rate on certain foreign currency assets and liabilities. Although placed as an economic hedge, the Company does not apply hedge accounting to these contracts. The fair value of these currency contracts was a net favorable position of $15 thousand at September 28, 2014 and a net favorable position of $0.4 million at December 31, 2013.
At September 28, 2014, the U.S. dollar had strengthened against most of the functional currencies of the Company's foreign operations compared to December 31, 2013, resulting in a translation loss of $46.9 million being recorded in accumulated other comprehensive income during the nine months ended September 28, 2014.
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
Fox River
In April 2006, the U.S. Environmental Protection Agency (EPA) and the Wisconsin Department of Natural Resources (WDNR) sued U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, and NCR Corporation (NCR), an unrelated company, to recover certain costs incurred for response activities undertaken regarding the release and threatened release of hazardous substances in specific areas of elevated concentrations of polychlorinated biphenyls (PCBs) in sediments in the Lower Fox River and Green Bay in northeastern Wisconsin (hereinafter the Site). Pursuant to a Consent Decree agreed to by NCR and U.S. Mills as a consequence of the litigation, the Site is to be cleaned up on an expedited basis and NCR and U.S. Mills started removing contaminated sediment in May 2007. The remediation involves removal of sediment from the riverbed, dewatering of the sediment and storage at an offsite landfill. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation, which through September 28, 2014, has totaled slightly more than $25 million. U.S. Mills’ environmental reserve at September 28, 2014, includes $3.2 million for its share of the estimated remaining costs under the funding agreement for the remediation of the Site. The actual costs associated with cleanup of the Site, however, are dependent upon many factors and it is possible that remediation costs could be higher or lower than the current estimate of project costs. Under the terms of the agreement, the parties reserved their rights to make claims against each other, as well as third parties, to reallocate the costs of remediating the Site. Accordingly, the Company’s ultimate share of the liability for remediating the Site could be greater or less than 50% of the total cost.
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
On June 12, 2008, NCR and Appleton Papers, Inc. (API), as plaintiffs, commenced suit in the United States District Court for the Eastern District of Wisconsin (No. 08-CV-0016-WCG) against U.S. Mills, as one of a number of defendants, seeking a declaratory judgment allocating among all the parties the costs and damages associated with the pollution and clean up of the Lower Fox River (the Contribution Case). The suit also seeks damages from the defendants for amounts already spent by the plaintiffs, including natural resource damages, and future amounts to be spent by all parties with regard to the pollution and cleanup of the Lower Fox River. As previously disclosed, the District Court ruled on a number of issues, mostly favorable to the Company. Those rulings were appealed to the United States Court of Appeals for the Seventh Circuit (7th Circuit). On September 25, 2014, the 7th Circuit issued its opinion deciding a number of the issues before it and remanding the case to the District Court for further proceedings not inconsistent with the opinion. The issues to be considered by the District Court on remand include: the proportionate responsibility of NCR and the defendants for response costs; and the amount of cost that Appvion (the successor to API) may recover against the defendants under Section 107 of CERCLA. The defendants, including the Company, have petitioned the 7th Circuit to reconsider its opinion with respect to Appvion's ability to recover under Section 107 of CERCLA.

SONOCO PRODUCTS COMPANY

On October 14, 2010, the EPA and the WDNR filed suit against NCR, API, U.S. Mills and nine other defendants in the United States District Court for the Eastern District of Wisconsin (District Court) (No. 10-CV-00910-WCG) pursuant to Sections 106 and 107 of CERCLA. The plaintiffs seek to recover unreimbursed costs incurred for activities undertaken in response to the release and threatened release of hazardous substances from facilities at or near the Lower Fox River and Green Bay as well as damages for injury to, loss of, and destruction of natural resources resulting from such releases. The plaintiffs also seek a ruling that the defendants are liable for future response costs of the plaintiffs and requiring the defendants to comply with the unilateral Administrative Order for Remedial Action discussed above. The Company does not believe that the remedies sought in the suit materially expand the Company’s potential liability beyond what has been previously disclosed in this report or in the Company’s prior filings. As described in the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2014, U. S. Mills and five other defendants have reached a conditional agreement with the EPA and WDNR to settle various issues in the litigation. U.S. Mills' portion of the proposed settlement is $14.7 million. Finalization of the proposed settlement, however, is subject to approval by the District Court, and will not be effective unless and until it has been approved by the District Court and appeals, if any, from such approval have been resolved. If approved, the terms of the settlement will protect the Company from contribution claims by NCR but not from contribution claims by Appvion under Section 107 of CERCLA. As a result of the above required actions and the unpredictability of court decisions, the timing and eventual outcome of the proposed settlement, as well as the financial statement impact to the Company, are uncertain. U.S. Mills plans to continue to defend its interests in both suits vigorously.
As of September 28, 2014, U.S. Mills’ environmental reserve for potential liabilities associated with the remediation of OUs 2 -5 (not including amounts accrued for remediation of the Site) totaled $33.9 million. Because of the continuing uncertainties in the estimated costs of remediation and continuing uncertainties surrounding U.S. Mills’ allocable share, including a potentially favorable resolution, it is impossible to state with any degree of confidence that any estimate is a better estimate than the amount recorded. However, because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills. Therefore, the Company continues to believe that the maximum additional pretax exposure to its consolidated financial position beyond what has been reserved is limited to the equity position of U.S. Mills, which was approximately $99 million at September 28, 2014.
Rockton
On September 15, 2014, the Village of Rockton, Illinois instituted 81 actions against the Company in Circuit Court for the Seventeenth Judicial Circuit, Winnebago, Illinois. Each action seeks to assess penalties of up to $750 per day since December 2, 2007 for violations of one of three sections of Municipal Code that: (a) require lots or premises to be maintained in a safe and sanitary condition at all times; (b) make it unlawful for any substance which shall be dangerous or detrimental to health to be allowed to exist in connection with business or in connection with any such work or labor; and (c) make it unlawful for any ashes, rubbish, tin cans and all combustibles to be deposited or dumped upon any lot or land in the Village, but must be deposited or dumped in the area set aside for that purpose. The actions relate to a paper plant in the Village closed by the Company in 2008 that the Company is in the process of remediating through the Illinois Environmental Protection Agency's "brownfields" program. The Company has removed the cases to the United States District Court for the Northern District of Illinois and plans to vigorously defend its interest while continuing to participate in the "brownfields" program.
Other Legal Matters
Additional information regarding legal proceedings is provided in Note 13 to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

SONOCO PRODUCTS COMPANY

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs[2]
6/30/14 - 8/03/14	130,018	$41.92	127,381	4,090,882
8/04/14 - 8/31/14	180,318	$39.86	160,000	3,930,882
9/01/14 - 9/28/14	153,745	$40.87	152,000	3,778,882
Total	464,081	$40.77	439,381	3,778,882

1
A total of 24,700 common shares were repurchased in the third quarter of 2014 related to shares withheld to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These shares were not repurchased as part of a publicly announced plan or program.

2
On April 19, 2006, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. This authorization rescinded all previous existing authorizations and does not have a specific expiration date. A total of 132,500 shares were purchased under this authorization in 2013; accordingly, at December 31, 2013, a total of 4,867,500 shares remained available for repurchase. Through September 28, 2014, an additional 1,088,618 shares were repurchased under the announced buyback at a cost of $45.0 million, leaving 3,778,882 shares remaining available for repurchase at September 28, 2014.

Item 6.	Exhibits.

2.	Sale and Purchase Agreement, dated August 22 and 23, 2014, for the purchase of Weidenhammer Packaging Group (incorporated by reference to the Registrant's Form 8-K filed August 27, 2014)

10.	Credit Agreement, effective October 2, 2014

15.	Letter re: unaudited interim financial information

31.	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

101.
The following materials from Sonoco Products Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 28, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 28, 2014 and September 29, 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 28, 2014 and September 29, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2014 and September 29, 2013, and (v) Notes to Condensed Consolidated Financial Statements.

SONOCO PRODUCTS COMPANY

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date: October 29, 2014	By:	/s/ Barry L. Saunders
Barry L. Saunders
Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)

SONOCO PRODUCTS COMPANY

EXHIBIT INDEX

Exhibit Number	Description
2	Sale and Purchase Agreement, dated August 22 and 23, 2014, for the purchase of Weidenhammer Packaging Group (incorporated by reference to the Registrant's Form 8-K filed August 27, 2014)

10	Credit Agreement, effective October 2, 2014

15	Letter re: unaudited interim financial information

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

101
The following materials from Sonoco Products Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 28, 2014 and December 31, 2013 (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 28, 2014 and September 29, 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 28, 2014 and September 29, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2014 and September 29, 2013, and (v) Notes to Condensed Consolidated Financial Statements.