Form 10-K
period 2014-12-31
SONOCO PRODUCTS CO
filed 2015-03-02
CIK 91767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting common stock held by nonaffiliates of the registrant (based on the New York Stock Exchange closing price) on June 29, 2014, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $4,357,280,269. Registrant does not (and did not at June 29, 2014) have any non-voting common stock outstanding.

As of February 13, 2015, there were 100,691,732 shares of no par value common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the annual meeting of shareholders to be held on April 15, 2015, which statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference in Part III.

SONOCO 2014 ANNUAL REPORT	2	FORM 10-K

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

•  loss of consumer or investor confidence;

•  ability to protect our intellectual property rights;

•  actions of domestic or foreign government agencies and changes in laws and regulations affecting the Company;

SONOCO 2014 ANNUAL REPORT	3	FORM 10-K

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

SONOCO 2014 ANNUAL REPORT	4	FORM 10-K

PART I

Item 1. Business

(a) General development of business –

The Company is a South Carolina corporation founded in Hartsville, South Carolina, in 1899 as the Southern Novelty Company. The name was subsequently changed to Sonoco Products Company (the “Company” or “Sonoco”). Sonoco is a manufacturer of industrial and consumer packaging products and a provider of packaging services, with 336 locations in 34 countries.

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

Consumer Packaging

The Consumer Packaging segment accounted for approximately 39%, 39% and 40% of the Company’s consolidated net sales in the years ended December 31, 2014, 2013 and 2012, respectively. The operations in this segment consist of 90 plants throughout the world. The products, services and markets of the Consumer Packaging segment are as follows:

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

Sonoco’s rigid packaging – paper-based products – is the Company’s second largest revenue-producing group of products and services, representing approximately 17% of consolidated net sales in each of the years ended December 31, 2014, 2013 and 2012.

Display and Packaging

The Display and Packaging segment accounted for approximately 13%, 13% and 12% of the Company’s consolidated net sales in the years ended December 31, 2014, 2013 and 2012, respectively. The operations in this segment consist of 27 plants around the world including the United States, Poland, Mexico, and Brazil. The products, services and markets of the Display and Packaging segment are as follows:

Products and Services	Markets

Point-of-purchase displays; custom packaging; retail

packaging, including printed backer cards, thermoformed

blisters and heat sealing equipment; fulfillment; primary package filling; supply chain management; paperboard specialties

Automotive, beverages, candy, electronics, personal care, baby care, food, cosmetics, fragrances, hosiery, office supplies, toys, home and garden, medical, over-the-counter drugs, sporting goods, hospitality industry, advertising

Paper and Industrial Converted Products

The Paper and Industrial Converted Products segment accounted for approximately 38% of the Company’s consolidated net sales in each of the years ended December 31, 2014, 2013 and 2012. This segment serves its markets through 183 plants on five continents. Sonoco’s paper operations provide the primary raw material for the Company’s fiber-based packaging. Sonoco uses approximately 56% of the paper it manufactures, and the remainder is sold to third parties. This vertical integration strategy is supported by 20 paper mills with 30 paper machines and 23 recycling facilities throughout the world. In 2014, Sonoco had the capacity to manufacture approximately 1.8 million tons of recycled paperboard. The products, services and markets of the Paper and Industrial Converted Products segment are as follows:

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

Sonoco’s tubes and core products are the Company’s largest revenue-producing group of products, representing approximately 23%, 24% and 24% of consolidated net sales in the years ended December 31, 2014, 2013 and 2012, respectively.

SONOCO 2014 ANNUAL REPORT	5	FORM 10-K

Protective Solutions

The Protective Solutions segment accounted for approximately 10% of the Company’s consolidated net sales in each of the years ended December 31, 2014, 2013 and 2012. The products, services and markets of the Protective Solutions segment are as follows:

Products and Services	Markets
Custom-engineered, paperboard-based and expanded foam protective packaging and components; temperature-assured packaging	Consumer electronics, automotive, appliances, medical devices, temperature-sensitive pharmaceuticals and food, heating and air conditioning, office furnishings, fitness equipment, promotional and palletized distribution

Product Distribution – Each of the Company’s operating units has its own sales staff, and maintains direct sales relationships with its customers. For those customers that buy from more than one business unit, the Company often assigns a single representative or team of specialists to handle that customer’s needs. Some of the units have service staff at the manufacturing facility that interact directly with customers. The Paper and Industrial Converted Products segment also has a customer service center located in Hartsville, South Carolina, which is the main contact point between its North American business units and its customers. Divisional sales personnel also provide sales management, marketing and product development assistance as needed. Typically, product distribution is directly from the manufacturing plant to the customer, but in some cases, product is warehoused in a mutually advantageous location to be shipped to the customer as needed.

Raw Materials – The principal raw materials used by the Company are recovered paper, paperboard, steel, aluminum and plastic resins. Raw materials are purchased from a number of outside sources. The Company considers the supply and availability of raw materials to be adequate to meet its needs.

Patents, Trademarks and Related Contracts – Most inventions and product and process innovations are generated by Sonoco’s development, marketing, and engineering staffs, and are important to the Company’s internal growth. Patents have been granted on many inventions created by Sonoco staff in the United States and in many other countries. These patents are managed globally by a Sonoco intellectual capital management team through the Company’s subsidiary, Sonoco Development, Inc. (SDI). SDI globally manages patents, trade secrets, confidentiality agreements and license agreements. Some patents have been licensed to other manufacturers. Sonoco also licenses a few patents from outside companies and universities. U.S. patents expire after about 20 years and patents on new innovations replace many of the abandoned or expired patents. A second intellectual capital subsidiary of Sonoco, SPC Resources, Inc., globally manages Sonoco’s trademarks, service marks, copyrights and Internet domain names. Most of Sonoco’s products are marketed worldwide under trademarks such as Sonoco®, SmartSeal®, Sonotube®, Sealclick®, Sonopost® and UltraSeal®. Sonoco’s registered web domain names such as www.sonoco.com and www.sonotube.com provide information about Sonoco, its people and products. Trademarks and domain names are licensed to outside companies where appropriate.

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

Dependence on Customers – On an aggregate basis during 2014, the five largest customers in the Paper and Industrial Converted Products segment, the Consumer Packaging segment and the Protective Solutions segment accounted for approximately 6%, 31% and 20%, respectively, of each segment’s net sales. The dependence on a few customers in the Display and Packaging segment is more significant, as the five largest customers in this segment accounted for approximately 48% of that segment’s sales.

Sales to the Company’s largest customer represented approximately 7% of consolidated revenues in 2014. This concentration of sales volume resulted in a corresponding concentration of credit, representing approximately 7% of the Company’s consolidated trade accounts receivable at December 31, 2014. The Company’s next largest customer comprised approximately 3% of the Company’s consolidated revenues for the year ended December 31, 2014.

Backlog – Most customer orders are manufactured with a lead time of three weeks or less. Therefore, the amount of backlog orders at December 31, 2014, was not material. The Company expects all backlog orders at December 31, 2014, to be shipped during 2015.

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

Research and Development – Company-sponsored research and development expenses totaled approximately $24.2 million in 2014, $20.1 million in 2013 and $20.2 million in 2012. Customer-sponsored research and development expenses were not material in any of these periods. Significant projects in Sonoco’s Consumer Packaging segment include a broad range of cost-reduction projects, high-value flexible packaging enhancements, rigid plastic containers technology and next-generation composite packaging. During 2014, the Paper and Industrial Converted Products segment continued to invest in efforts to design and develop new products for the construction industry and for the film and tape industries. In addition, efforts were focused on enhancing performance characteristics of

SONOCO 2014 ANNUAL REPORT	6	FORM 10-K

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

Number of Employees – Sonoco had approximately 20,800 employees worldwide as of December 31, 2014.

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

Executive Officers of the Registrant –

Name	Age	Position and Business Experience for the Past Five Years
Executive Committee
M. Jack Sanders	61	President and Chief Executive Officer since April 2013. Previously President and Chief Operating Officer December 2010-March 2013; Executive Vice President, Consumer January-December 2010; Executive Vice President, Industrial 2008-2010. Joined Sonoco in 1987.
Vicki B. Arthur	56	Vice President, Global Protective Solutions since April 2013. Previously Vice President, Protective Solutions, N.A. 2012-2013; Vice President Global Corporate Customers 2008-2012. Joined Sonoco in 1984.
R. Howard Coker	52	Vice President, Global Rigid Paper & Closures since February 2015. Group Vice President, Global Rigid Paper & Plastics 2013-2015. Previously Vice President, Global Rigid Paper & Closures 2011-2013; Vice President, Rigid Paper & Closures, N.A. 2009-2011; Division Vice President & General Manager, Rigid Paper & Closures, N.A. 2008-2009. Joined Sonoco in 1985.
John M. Colyer Jr.	54	Senior Vice President, Global Industrial Products & Protective Solutions since January 2013. Previously Vice President, Global Paper & Industrial Converted Products 2012-2013; Vice President, Global Industrial Converting 2010-2011; Vice President N.A Converting 2009-2010; Vice President, Industrial Converting 2008-2009. Joined Sonoco in 1983.
Rodger D. Fuller	53	Vice President, Global Primary Materials Group since February 2015. Group Vice President, Paper & Industrial Converting N.A. 2013-2015. Previously Vice President, Global Rigid Plastics & Corporate Customers 2011-2013; Vice President, Global Rigid Paper & Plastics January-October 2011; Vice President, Global Rigid Paper & Closures 2008-2011. Joined Sonoco in 1985.
Allan H. McLeland	48	Vice President, Human Resources since January 2011. Previously Staff Vice President, Human Resources, Industrial 2010-2011; Director of Human Resources, Industrial 2009-2010. Joined Sonoco in 1993.
Marty F. Pignone	58	Vice President, Global Operations Support since February 2015. Vice President, Primary Materials Group N.A. 2012-2015. Previously Vice President, Global Operating Excellence 2011-2012; Vice President, Global Manufacturing, Industrial 2008-2011. Joined Sonoco in 1997.
Barry L. Saunders	55	Vice President and Chief Financial Officer since May 2011. Previously Vice President, & Corporate Controller & Chief Accounting Officer 2008-2011. Joined Sonoco in 1989.
Robert C. Tiede	56	Senior Vice President, Global Consumer Packaging & Services since January 2013. Previously Vice President, Global Flexible & Packaging Services 2009-2013; Vice President, Flexible Packaging & Services 2007-2009. Joined Sonoco in 2004.

SONOCO 2014 ANNUAL REPORT	7	FORM 10-K

Name	Age	Position and Business Experience for the Past Five Years
Other Corporate Officers
Ritchie L. Bond	58	Vice President, Treasurer and Corporate Secretary since February 2011. Previously Staff Vice President, Treasurer & Corporate Secretary 2009-2011. Joined Sonoco in 2005.
James A. Harrell III	53

Vice President, Global Tubes & Cores Operations since February 2015.

Vice President, Tubes & Cores N.A. 2012-2015. Previously Vice President, Industrial Converting Division N.A. 2010-2012; Division Vice President & General Manager, Industrial Converted Division 2009-2010; Division Vice President & General Manager, Paper, N.A. 2008-2009. Joined Sonoco in 1985.

Kevin P. Mahoney	59	Sr. Vice President, Corporate Planning since February 2011. Previously Vice President, Corporate Planning 2000-2011. Joined Sonoco in 1987.
Robert L. Puechl	59	Vice President, Global Flexibles since January 2011. Previously Vice President, Global Plastics 2010-2011; Division Vice President & General Manager, Global Plastics 2008-2010. Joined Sonoco in 1986.
Roger P. Schrum	59	Vice President, Investor Relations & Corporate Affairs since February 2009. Previously Staff Vice President, Investor Relations & Corporate Affairs 2005-2009. Joined Sonoco in 2005.
Marcy J. Thompson	53	Vice President, Marketing and Innovation since July 2013. Previously Vice President, Rigid Paper N.A. 2011-2013. Division Vice President & General Manager, Sonoco Recycling 2009-2011; Division Vice President & General Manager, Industrial Products Division, N.A. 2008-2009. Joined Sonoco in 2006.
Adam Wood	46	Vice President, Global Tubes & Cores since February 2015. Previously Vice President, Industrial Europe 2014-2015; Division VP/GM—Industrial Europe 2011-2014; Sales & Marketing Director 2007-2011. Joined Sonoco in 2003.

SONOCO 2014 ANNUAL REPORT	8	FORM 10-K

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

We have operations throughout North and South America, Europe, Australia and Asia, with 336 facilities in 34 countries. In 2014, approximately 35% of consolidated sales came from operations and sales outside of the United States, and we expect to continue to expand our international operations in the future. Management of global operations is extremely complex, and operations in foreign countries are subject to additional risks that may not exist, or be as significant, in the United States. These additional risks may adversely affect our business operations and financial results, and include, without limitation:

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

SONOCO 2014 ANNUAL REPORT	9	FORM 10-K

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

We have incurred in the past, and may incur in the future, fines, penalties and legal costs relating to environmental matters, and costs relating to the damage of natural resources, lost property values and toxic tort claims. We have made expenditures to comply with environmental regulations and expect to make additional expenditures in the future. As of December 31, 2014, approximately $59 million was reserved for environmental liabilities. Such reserves are established when it is considered probable that we have some liability. However, because the extent of potential environmental damage, and the extent of our liability for the damage, is usually difficult to assess and may only be ascertained over a long period of time, our actual liability in such cases may end up being substantially higher than the currently reserved amount. Accordingly, additional charges could be incurred that would have a material adverse effect on operating results and financial position.

SONOCO 2014 ANNUAL REPORT	10	FORM 10-K

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

We sponsor various defined benefit plans worldwide, and have an aggregate projected benefit obligation for these plans of approximately $1.9 billion. The difference between defined benefit plan obligations and assets (the funded status of the plans) significantly affects the net periodic benefit costs and the ongoing funding requirements of the plans. Among other factors, changes in discount rates and lower-than-expected actual investment returns could substantially increase our future plan funding requirements and have a negative impact on our results of operations and cash flows. We have total assets of approximately $1.4 billion funding a portion of the projected benefit obligations of the plans, which consist primarily of mutual funds, common stocks and debt securities and also include alternative investments such as interests in real estate funds and hedge funds. If the performance of these assets does not meet our assumptions or discount rates decline, the underfunding of the plans may increase and we may have to contribute additional funds to these plans, and our pension expense may increase, which could adversely affect operating results and shareholders’ equity.

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

We have outstanding $0.9 billion of debentures. We also operate a $350 million commercial paper program, supported by a five-year bank credit facility of an equal amount committed by a syndicate of eight banks until October 2019. If we were prevented from issuing commercial paper, we have the contractual right to draw funds directly on the underlying bank credit facility. We believe that the lenders have the ability to meet their obligations under the facility. However, if these obligations were not met, we may be forced to seek more costly or cumbersome forms of credit. Should such credit be unavailable for an extended time, it would significantly affect our ability to operate our business and execute our plans. In addition, our customers may experience liquidity problems as a result of a negative change in the economic environment, including the ability to obtain credit, that could limit their ability to purchase our products and services or satisfy their existing obligations.

Our credit ratings are important to our ability to issue commercial paper at favorable rates of interest. A downgrade in our credit rating could increase our cost of borrowing.

Certain of our debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires us to maintain a minimum level of interest coverage, and a minimum level of net worth. Although we were substantially above these minimum levels at December 31, 2014, these restrictive covenants could adversely affect our ability to engage in certain business activities that would otherwise be in our best long-term interests.

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

Fluctuations in currency exchange rates can cause translation, transaction and other losses that can unpredictably and adversely affect our consolidated operating results. Our reporting currency is the U.S. dollar. However, as a result of operating globally, a portion of our consolidated net sales, costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. In our con-

SONOCO 2014 ANNUAL REPORT	11	FORM 10-K

solidated financial statements, we translate the local currency financial results of our foreign operations into U.S. dollars based on their respective exchange rates. Depending on the direction, changes in those rates will either increase or decrease operating results and balances as reported in U.S. dollars. Although we monitor our exposures and, from time to time, may use forward currency contracts to hedge certain forecasted currency transactions or foreign currency denominated assets and liabilities, this does not insulate us completely from foreign currency fluctuations and exposes us to counterparty risk of nonperformance.

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

At December 31, 2014, the carrying value of our goodwill and intangible assets was approximately $1.5 billion. We are required to evaluate our goodwill amounts annually, or more frequently when evidence of potential impairment exists. The impairment test requires us to analyze a number of factors that require judgment. Future changes in the cost of capital, expected cash flows, changes in our business strategy, and external market conditions, among other factors, could require us to record an impairment charge for goodwill, which could lead to decreased assets and reduced net income. If a significant write down were required, the charge could have a material adverse effect on our operating results and shareholders’ equity.

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

As a large multinational corporation, we are subject to U.S. federal, state and local, and many foreign tax laws and regulations, all of which are extremely complex and subject to varying interpretations. Changes in these laws or regulations, or any change in the position of taxing authorities regarding their application, admin-

SONOCO 2014 ANNUAL REPORT	12	FORM 10-K

istration or interpretation, could have a material adverse effect on our business, consolidated financial condition or results of our operations.

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

Each of our segments has large customers, and the loss of any of these could have a significant adverse effect on the segment’s sales and, depending on the magnitude of the loss, our results of operations and financial condition. Although a majority of our customer contracts are long-term, they are terminable under certain circumstances, such as our failure to meet quality, volume, or pricing requirements, and there is no assurance that existing customer relationships will be renewed at the same level of production, or at all, at the end of the contract term. Furthermore, although no one customer accounted for more than 10% of our net sales in 2014, 2013 or 2012, the loss of any of our major customers, a reduction in their purchasing levels or an adverse change in the terms of supply agreements with these customers could reduce our net sales and net income. Continued consolidation of our customers could exacerbate any such loss.

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

SONOCO 2014 ANNUAL REPORT	13	FORM 10-K

Item 1B. Unresolved staff comments

There are no unresolved written comments from the SEC staff regarding the Company’s periodic or current 1934 Act reports.

Item 2. Properties

The Company’s corporate offices are owned and operated in Hartsville, South Carolina. There are 98 owned and 75 leased facilities used by operations in the Paper and Industrial Converted Products segment, 35 owned and 55 leased facilities used by operations in the Consumer Packaging segment, 9 owned and 18 leased facilities used by operations in the Display and Packaging segment, and 9 owned and 27 leased facilities used by the Protective Solutions segment. Europe, the most significant foreign geographic region in which the Company operates, has 65 manufacturing locations.

Item 3. Legal proceedings

The Company has been named as a potentially responsible party (PRP) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing agreements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued as of December 31, 2014, cannot be determined. As of December 31, 2014 and 2013, the Company had accrued $59.3 million and $73.0 million, respectively, related to environmental contingencies. The Company periodically re-evaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.

Fox River

The Company believes the environmental issues regarding the Fox River, which are discussed in some detail below, currently represent the Company’s greatest loss exposure for alleged environmental liability. The Company also believes that all of its exposure to such liability for the Fox River is contained within its wholly owned subsidiary, U.S. Paper Mills Corp. (U.S. Mills).

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

The Site

During the fourth quarter of 2005, the U.S. Environmental Protection Agency (EPA) notified U.S. Mills that U.S. Mills and NCR Corporation (NCR), an unrelated party, would be jointly held responsible to undertake a program to remove and dispose of certain PCB-contaminated sediments at a particular site on the lower Fox River in Wisconsin (the “Site”) which is now labeled by the EPA as Phase 1. U.S. Mills and NCR reached an agreement between themselves that each would fund 50% of the costs of remediation of the Site. The Company acquired U.S. Mills in 2001, and the alleged contamination predates the acquisition. Because the discharges of hazardous materials into the environment occurred before the Company acquired U.S. Mills, and U.S. Mills has been operated as a separate subsidiary of the Company, the Company does not believe that it bears financial responsibility for these legacy environmental liabilities of U.S. Mills.

Operating Units 2 – 5

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

Pending lawsuits

On June 12, 2008, NCR and Appleton Papers, Inc. (API), as plaintiffs, commenced suit in the United States District Court for the Eastern District of Wisconsin (No. 8-CV-16-WCG) against U.S. Mills, as one of a number of defendants, seeking a declaratory judgment allocating among all the parties the costs and damages associated with the pollution and cleanup of Operating Units 2 – 5. The suit also seeks damages from the defendants for amounts already spent by the plaintiffs, natural resource damages, and future amounts to be spent by all parties with regard to the pollution and cleanup of Operating Units 2 – 5. On December 16, 2009, the court issued an order which concluded that, under the equities of the case, NCR and API were not entitled to any contribution from U.S. Mills and other defendants, thereby granting the defendants’ motions for summary judgment and denying the plaintiffs’ motions for summary judgment. Subsequent to the December 2009 ruling, U.S. Mills and other defendants made motions to have the court rule that, on the same basis as the December 2009 ruling, NCR would be responsible for any costs that U.S. Mills and the other defendants might incur or have incurred—past, present and future. These motions have been granted by the court. The orders in this case were appealed to the United States Court of Appeals for the Seventh Circuit (7th Circuit). The 7th Circuit has remanded the case to the District Court for reconsideration.

On October 14, 2010, the EPA and WDNR filed suit against NCR, API (now named Appvion), U.S. Mills and nine other defendants in the United States District Court for the Eastern District of Wisconsin

SONOCO 2014 ANNUAL REPORT	14	FORM 10-K

(District Court) (No. 10-CV-910-WCG) pursuant to Sections 106 and 107 of CERCLA. The plaintiffs seek to recover unreimbursed costs incurred for activities undertaken in response to the release and threatened release of hazardous substances from facilities at or near Operating Units 2 – 5 as well as damages for injury to, loss of, and destruction of natural resources resulting from such releases. The plaintiffs also seek a ruling that the defendants are liable for future response costs of the plaintiffs and requiring the defendants to comply with the unilateral Administrative Order for Remedial Action discussed above and in prior filings. On March 26, 2014, U.S. Mills and five other defendants reached a conditional agreement with the EPA and WDNR to settle various issues in the litigation related to Operating Units 2 – 5. U.S. Mills’ portion of the proposed settlement is $14.7 million. The settlement was approved by the District Court on February 6, 2015, but the approval is subject to being, and is expected to be, appealed. The deadline for filing appeals is March 9, 2015. The terms of the settlement will protect U.S. Mills from contribution claims under Section 106 of CERCLA, but not from claims by Appvion under Section 107. U.S. Mills plans to continue to defend its interests in pending lawsuits related to Operating Units 2 – 5 vigorously.

Since 2007, the Company has expensed a total of $78.5 million for potential liabilities associated with Operating Units 2 – 5 (including $17.7 million for remediation at the Site) and through December 31, 2014, has spent a total of $40.7 million including $14.5 million for remediation, $14.7 million for the funding of the proposed settlement with the EPA and WDNR, and $11.5 million for all other costs, primarily legal fees, leaving a reserve of $37.8 million remaining at December 31, 2014 for potential liabilities associated with Operating Units 2 – 5 (including the Site). However, the actual costs associated with the cleanup of Operating Units 2 – 5 are dependent upon many factors and it is possible that remediation costs could be higher than the current estimate. Because of the continuing uncertainties in the estimated costs of remediation and continuing uncertainties surrounding U.S. Mills’ allocable share, including a potentially favorable resolution, the Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts accrued and the resolution of these matters could have an adverse effect on the Company’s financial position, results of operations or cash flows. As noted above, the Company believes that the maximum additional exposure to its consolidated financial position beyond what has been reserved as of December 31, 2014 is limited to the equity position of U.S. Mills, which was approximately $100 million at December 31, 2014. However, if the approved settlement ultimately survives the expected appeal, and the Appvion claim is substantially narrowed, a significant portion of the $37.8 million accrued as of December 31, 2014 may be reversed resulting in the recognition of a gain in the Company’s Consolidated Financial Statements.

The actual costs associated with the cleanup are dependent upon many factors, and it is reasonably possible that total remediation costs could be higher than the current estimates of project costs, which range from $390 million to more than $600 million for Operating Units 2 – 5 (including the Site). Some, or all, of any costs incurred by U.S. Mills may be subject to recoupment from other parties, but no amounts have been recognized in the financial statements of the Company for any such potential recoveries. Given the stages of remediation, it is possible there could be some additional changes to some elements of the reserve within the next year or thereafter, although that is difficult to predict.

In addition to its potential liability for Operating Units 2 – 5, U.S. Mills may have a contingent liability to Menasha Corporation to indemnify it for any amount for which it may be held liable in excess of its insurance coverage for any environmental liabilities of a plant on Operating Unit 1 that U.S. Mills purchased from Menasha. Due to the uncertainty of Menasha’s liability and the extent of their insurance coverage as well as any defenses that may be asserted to any such claim, U.S. Mills has not established a reserve for this contingency.

Rockton, Illinois

On September 15, 2014, the Village of Rockton, Illinois instituted 81 actions against the Company in the Circuit Court for the Seventeenth Judicial Circuit, Winnebago, Illinois. Each action seeks to assess penalties of up to $750 per day since December 2, 2007 for violations of one of three sections of the Municipal Code that: (a) require lots or premises to be maintained in a safe and sanitary condition at all times; (b) make it unlawful for any substance which shall be dangerous or detrimental to health to be allowed to exist in connection with any business, be used therein or used in any work or labor carried on in the Village and prohibit any health menace be permitted to exist in connection with business or in connection with any such work or labor; and (c) make it unlawful for any ashes, rubbish, tin cans and all combustibles to be deposited or dumped upon any lot or land in the Village, and require that they be deposited or dumped in the area set aside for that purpose. The actions relate to a paper plant in the Village closed by the Company in 2008 that the Company is in the process of remediating through the Illinois Environmental Protection Agency’s “brownfields” program. The Company has removed the cases to the United States District Court for the Northern District of Illinois (Civil Action No. 14-cv-50228) and plans to vigorously defend its interests while continuing to participate in the “brownfields” program.

Other legal matters

Additional information regarding legal proceedings is provided in Note 14 to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Item 4. Mine safety disclosures

Not applicable.

SONOCO 2014 ANNUAL REPORT	15	FORM 10-K

PART II

Item 5. Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

The Company’s common stock is traded on the New York Stock Exchange under the stock symbol “SON.” As of December 31, 2014, there were approximately 69,700 shareholder accounts. Information required by Item 201(d) of Regulation S-K can be found in Part III, Item 12 of this Annual Report on Form 10-K. The following table indicates the high and low sales prices of the Company’s common stock for each full quarterly period within the last two years as reported on the New York Stock Exchange, as well as cash dividends declared per common share:

	High	Low	Cash Dividends
2014
First Quarter	$43.75	$39.52	$0.31
Second Quarter	$44.00	$40.20	$0.32
Third Quarter	$44.65	$38.82	$0.32
Fourth Quarter	$44.69	$35.64	$0.32

2013
First Quarter	$35.05	$29.75	$0.30
Second Quarter	$35.93	$32.03	$0.31
Third Quarter	$39.80	$34.65	$0.31
Fourth Quarter	$41.82	$37.85	$0.31

The Company made the following purchases of its securities during the fourth quarter of 2014:

Issuer purchases of equity securities

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs[2]
9/29/14 – 11/02/14	284,116	$39.62	284,000	3,494,882
11/03/14 – 11/30/14	402,125	$41.03	379,900	3,114,982
12/01/14 – 12/31/14	264,228	$42.82	247,482	2,867,500
Total	950,469	$41.10	911,382	2,867,500
[1]	A total of 39,087 common shares were repurchased in the fourth quarter of 2014 related to shares withheld to satisfy employee tax withholding obligations in association with the exercise of certain share-based compensation awards. These shares were not repurchased as part of a publicly announced plan or program.
[2]	On April 19, 2006, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. This authorization rescinded all previous existing authorizations and does not have a specific expiration date. A total of 132,500 shares were repurchased under this authorization in 2013 at a cost of $5.1 million. During 2014, an additional 2,000,000 shares were repurchased at a cost of $82.4 million. At December 31, 2014, a total of 2,867,500 shares remain available for repurchase under this authorization.

The Company did not make any unregistered sales of its securities during 2014.

SONOCO 2014 ANNUAL REPORT	16	FORM 10-K

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

	Years ended December 31
(Dollars and shares in thousands except per share data)	2014	2013	2012	2011	2010
Operating Results
Net sales	$5,014,534	$4,848,092	$4,786,129	$4,498,932	$4,124,121
Cost of sales and operating expenses	4,600,231	4,461,759	4,406,212	4,139,626	3,761,945
Restructuring/Asset impairment charges	22,792	25,038	32,858	36,826	23,999
Interest expense	55,140	59,913	64,114	41,832	37,413
Interest income	(2,749)	(3,187)	(4,129)	(3,758)	(2,307)
Loss from the early extinguishment of debt	—	—	—	—	48,617
Income before income taxes	339,120	304,569	287,074	284,406	254,454
Provision for income taxes	108,922	96,203	103,759	78,423	64,485
Equity in earnings of affiliates, net of tax	(9,886)	(12,029)	(12,805)	(12,061)	(11,505)
Net income	240,084	220,395	196,120	218,044	201,474
Net (income) attributable to noncontrolling interests	(919)	(1,282)	(110)	(527)	(421)
Net income attributable to Sonoco	$239,165	$219,113	$196,010	$217,517	$201,053
Per common share
Net income attributable to Sonoco:
Basic	$2.34	$2.14	$1.93	$2.15	$1.98
Diluted	2.32	2.12	1.91	2.13	1.96
Cash dividends	1.27	1.23	1.19	1.15	1.11
Weighted average common shares outstanding:
Basic	102,215	102,577	101,804	101,071	101,599
Diluted	103,172	103,248	102,573	102,173	102,543
Actual common shares outstanding at December 31	100,603	102,147	100,847	100,211	100,510
Financial Position
Net working capital	$484,838	$511,249	$455,661	$467,958	$376,867
Property, plant and equipment, net	1,148,607	1,021,920	1,034,906	1,013,622	944,136
Total assets	4,209,996	3,979,291	4,176,065	3,992,799	3,281,014
Long-term debt	1,200,885	946,257	1,099,454	1,232,966	603,941
Total debt	1,253,165	981,458	1,373,062	1,286,632	620,890
Total equity	1,522,775	1,723,325	1,503,214	1,425,408	1,507,693
Current ratio	1.5	1.6	1.4	1.6	1.5
Total debt to total capital[1]	45.1%	36.3%	47.7%	47.4%	29.2%

[1]	Calculated as total debt divided by the sum of total debt and total equity.

SONOCO 2014 ANNUAL REPORT	17	FORM 10-K

Item  7. Management’s discussion and analysis of financial condition and results of operations

General overview

Sonoco is a leading manufacturer of consumer, industrial and protective packaging products and provider of packaging services with 336 locations in 34 countries. The Company’s operations are organized, managed and reported in four segments, Consumer Packaging, Display and Packaging, Paper and Industrial Converted Products, and Protective Solutions. Effective January 1, 2014, the Company began reporting Sonoco Alloyd, the Company’s retail packaging business and previously part of the Protective Solutions segment, as part of the Display and Packaging segment. This change reflects the evolving integration of these businesses, which enables them to better leverage the Company’s capabilities, products and services to provide complete solutions to our retail merchandising customers.

Generally, the Company serves two broad end-use markets, consumer and industrial, which, period to period can exhibit different economic characteristics from each other. Geographically, approximately 66% of sales were generated in the United States, 17% in Europe, 6% in Canada and 11% in other regions.

The Company is a market-share leader in many of its product lines, particularly in tubes, cores and composite containers. Competition in most of the Company’s businesses is intense. Demand for the Company’s products and services is primarily driven by the overall level of consumer consumption of non-durable goods; however, certain product and service groups are tied more directly to durable goods, such as appliances, automobiles and construction. The businesses that supply and/or service consumer product companies have tended to be, on a relative basis, more recession resistant than those that service industrial markets.

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

Over the next three to four years, the Company aspires to grow sales to between $5.5 and $6.0 billion, increase base earnings per share, on average, by 8% to 10% per year and increase return on net assets employed to 11%, or more. Achieving these goals will be difficult in the current low-growth environment. The Company’s plan for achieving these goals includes organic sales growth, including new product development and expansion in emerging international markets, strategic acquisitions, and margin enhancement through more effective organizational design, indirect spend management, and improved manufacturing productivity, supply chain and back office support processes.

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

2014 overview and 2015 outlook

Sonoco delivered on many of its financial and operational objectives in 2014 and made good progress in its effort to re-envision the Company to achieve future accelerated growth. The Company achieved record sales and gross profits and completed a major acquisition late in the year that significantly expands the Company’s international presence. The year started out slowly as unusually severe winter weather disrupted normal operations and significantly impacted first-quarter sales. However, results for the rest of the year were markedly better and annual operating results reflect a balanced mix of higher volume, an over-all positive price / cost relationship and solid manufacturing productivity improvements as well as lower year-over-year pension and post retirement expenses. As a result, Sonoco’s base earnings grew 10.3 percent over 2013 levels and gross profit margins improved to 18.4 percent from 18.0 percent.

Also during the year, we made good progress strategically aligning our diversified organization to facilitate the design and delivery of 360-degree Customized Solutions™ to our customers. The intent of this strategy is to grow the business by leveraging the Company’s broad range of capabilities in conceptualization, design, creation, testing, prototyping, manufacturing, supply chain integration, marketing, graphics management and sustainability services and support to provide customers the ability, in one stop, to efficiently construct a complete solution that best fits their needs. Late in the year, we completed a detailed assessment our processes, systems and organization and have identified a series of meaningful changes we will be implementing over the course of 2015 aimed at better leveraging existing capabilities, driving efficiencies, and optimizing business performance.

Key expectations for 2014 were that overall volumes would increase by around 2.0%, price/cost would be relatively flat, and productivity would be strong enough to more than offset inflation in labor and other costs. Company-wide volume was up in line with expectations and although increases in labor and other costs exceeded moderately strong productivity gains the impact was more than offset by the overall positive price/cost relationship.

Pension and postretirement benefit expenses were significantly lower in 2014. The aggregate unfunded position of the Company’s various defined benefit plans increased from $270 million at

SONOCO 2014 ANNUAL REPORT	18	FORM 10-K

December 31, 2013, to $454 million at the end of 2014. This increase was largely driven by the impact of lower discount rates and newly issued mortality tables, partially offset by contributions to the plans totaling $54 million.

The effective tax rate on GAAP earnings was one half of a percentage point higher than the prior year while the rate on base earnings was three tenths of a percentage point higher than in 2013. The effective tax rate on base earnings ended the year approximately two and one half percentage points lower than beginning of the year expectations due to the mix of earnings among tax jurisdictions and favorable changes in uncertain tax positions.

The Company generated $418 million in cash from operations during 2014, compared with $538 million in 2013. The majority of the year-over-year decrease is attributable to more of a normal increase in the amount of cash used to fund working capital, higher pension contributions and income tax payments, and the funding of a proposed settlement of environmental claims and related litigation. Cash flow from operations is expected to be approximately $500 million in 2015.

Outlook

Entering 2015, the Company continues to be cautious regarding the future pace and sustainability of the global economic recovery. Forecasts for a continued strengthening of the dollar, if realized, will create pressure on reported earnings. In 2015, management will be focused on successfully integrating the recent acquisition of Weidenhammer Packaging Group, continuing its work to re-envision the Company and implementing the changes referred to above, while selectively pursuing opportunities to grow its businesses. The majority of the Company’s targeted growth projects fall within its Consumer Packaging and Protective Solutions segments and emerging markets. The Weidenhammer acquisition is expected to contribute approximately $.09 per share of incremental diluted earnings per share in 2015.

Management expects 2015 overall volume, excluding acquisitions, to increase approximately 2%, reflecting its assumption that the economic recovery will continue at a modest pace. However, volume in the Protective Solutions segment is expected to increase more than 5% driven largely by new and expanded business in the automotive and life science markets. Price/cost is expected to be relatively flat with average prices paid for both recovered paper and steel tinplate expected to remain largely unchanged from 2014 levels; prices for plastic resins and film, energy and freight are projected to be somewhat lower, reflecting a benefit from lower oil and natural gas prices. Manufacturing productivity is expected to be strong enough to offset most of the increase expected in labor and other costs, including higher pension and post retirement expense. As a result, management is projecting overall margins for gross profit and base EBIT to remain in line with 2014.

Management’s outlook for 2015 reflects a $13 million increase in pension and postretirement benefit plan expenses due largely to lower discount rates and newly issued mortality tables. Total contributions to the Company’s domestic and international pension and postretirement plans are expected to be approximately $36 million.

Net interest expense is expected to increase approximately $2.6 million due to the term loan entered into to fund the Weidenhammer acquisition. The consolidated effective tax rate on base earnings is expected to be approximately 32% in 2015 compared with 31.5% in 2014.

In 2015, the Company will begin undertaking efforts aimed at realigning elements of its management and operating support structures in order to both improve effectiveness and reduce ongoing costs. Management expects this work to occur in stages over the course of the year and possibly extend into 2016. Although the scope and nature of these efforts are not yet fully defined, the Company expects to incur severance and other implementation costs related to the resulting changes. Once complete, the Company is targeting to achieve an annualized reduction in the overall cost structure of between $25 million and $30 million,

Acquisitions and joint ventures

The Company completed two acquisitions during 2014 at an aggregate cost of $334.1 million in cash. The most significant of these was the October 31, 2014, acquisition of the privately held Weidenhammer Packaging Group (“Weidenhammer”), a manufacturer of composite cans, drums, and luxury tubes, as well as rigid plastic containers using thin-walled injection molding technology with in-mold labeling. Markets served include processed foods, powdered beverages, tobacco, confectionery, personal care, pet food, pharmaceuticals, and home and garden products. Headquartered in Hockenheim, Germany, Weidenhammer has approximately 1,100 employees and operates 13 production facilities, including five in Germany, along with individual plants in Belgium, France, the Netherlands, the United Kingdom, the United States, Chile, Greece, and Russia. Total consideration paid for Weidenhammer was approximately $355.3 million, including cash of $323.2 million, and debt and other liabilities assumed totaling $32.1 million. Final consideration will be subject to adjustment for the change in working capital to the date of closing. The acquisition was funded with proceeds from a new three-year $250 million term loan, along with existing cash on hand. On May 2, 2014, the Company completed the acquisition of Dalton Paper Products, Inc., a manufacturer of tubes and cores, for a net cash cost of $11.3 million. The acquisition consisted of a single manufacturing facility located in Dalton, Georgia. Also during 2014, the Company received cash totaling $0.3 million in connection with the final working capital settlement related to a 2013 acquisition.

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

During 2012, the Company paid an additional $0.5 million in cash to complete its November 2011 acquisition of Tegrant Holding Corporation. The payment was for changes in working capital levels to the date of the closing. No other acquisitions were completed during 2012.

The Company has accounted for these acquisitions as purchases and, accordingly, has included their results of operations in the Company’s consolidated statements of net income from the respective dates of acquisition.

See Note 3 to the Consolidated Financial Statements for further information about acquisition activities.

SONOCO 2014 ANNUAL REPORT	19	FORM 10-K

Restructuring and asset impairment charges

Due to its geographic footprint (336 locations in 34 countries) and the cost-competitive nature of its businesses, the Company is constantly seeking the most cost-effective means and structure to serve its customers and to respond to fundamental changes in its markets. As such, restructuring costs have been and are expected to be a recurring component of the Company’s operating costs. The amount of these costs can vary significantly from year to year depending upon the scope and location of the restructuring activities.

The following table recaps the impact of restructuring and asset impairment charges on the Company’s net income for the periods presented (dollars in thousands):

	Year Ended December 31
	2014	2013	2012
Exit costs:
2014 Actions	$12,161
2013 Actions	2,593	11,572
2012 and Earlier Actions	(101)	5,228	24,431
Asset impairments:	8,139	8,238	8,427
Total restructuring/asset impairment charges	$22,792	$25,038	$32,858
Income tax benefit	(5,732)	(6,774)	(9,836)
Equity method investments, net of tax	—	—	22
Impact of noncontrolling interests, net of tax	(52)	2	116
Total impact of restructuring/asset impairment charges, net of tax	$17,008	$18,266	$23,160

During 2014, the Company announced the closures of a tube and core plant in Canada; a molded foam plant in the United States and a temperature-assured packaging plant in the United States; and two recycling facilities—one in the United States and one in Brazil. The Company also recognized exit costs and asset impairment charges as the result of halting the planned start up of a rigid paper facility in Europe following the acquisition of Weidenhammer Packaging Group. In addition to these actions, the Company continued to realign its cost structure, resulting in the elimination of approximately 125 positions.

During 2013, the Company announced the closures of a thermoforming operation in Ireland, a rigid paper packaging plant in the United States, a small tube and core operation in Europe, and a fulfillment service center in the United States. The Company also sold a small corrugated box operation in the United States and realigned its cost structure resulting in the elimination of approximately 120 positions.

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

The Company expects to recognize future additional costs totaling approximately $1.1 million in connection with previously announced restructuring actions. The Company believes that the majority of these charges will be incurred and paid by the end of 2015. As noted above, the Company regularly evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions may be undertaken. Restructuring and asset impairment charges are subject to significant fluctuations from period to period due to the varying levels of restructuring activity and the inherent imprecision in the estimates used to recognize the impairment of assets and the wide variety of costs and taxes associated with severance and termination benefits in the countries in which the Company operates.

See Note 4 to the Consolidated Financial Statements for further information about restructuring activities and asset impairment charges.

SONOCO 2014 ANNUAL REPORT	20	FORM 10-K

Reconciliations of GAAP to non-GAAP financial measures

The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures for each of the years presented:

	For the year ended December 31, 2014
Dollars and shares in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Acquisition Related Cost	Tax Related Adjustments & Other(1)	Base
Income before interest and income taxes	$391,511	$22,792	$9,221	$(2,568)	$420,956
Interest expense, net	52,391	—	—	—	52,391
Income before income taxes	$339,120	$22,792	$9,221	$(2,568)	$368,565
Provision for income taxes	108,922	5,732	722	787	116,163
Income before equity in earnings of affiliates	$230,198	$17,060	$8,499	$(3,355)	$252,402
Equity in earnings of affiliates, net of tax	9,886	—	—	—	9,886
Net income	$240,084	$17,060	$8,499	$(3,355)	$262,288
Less: Net (income)/loss attributable to noncontrolling interests, net of tax	(919)	(52)	—	533	(438)
Net income attributable to Sonoco	$239,165	$17,008	$8,499	$(2,822)	$261,850
Per diluted common share	$2.32	$0.16	$0.08	$(0.03)	$2.54
(1)	Consists of excess property insurance settlement gains on a facility in Thailand damaged by a flood in 2011 totaling $2,568 pretax ($2,006 after tax) and other non-base income tax benefits totaling $1,349.

	For the year ended December 31, 2013
Dollars and shares in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Acquisition Related Cost	Tax Related Adjustments & Other(2)	Base
Income before interest and income taxes	$361,295	$25,038	$484	$(703)	$386,114
Interest expense, net	56,726	—	—	—	56,726
Income before income taxes	$304,569	$25,038	$484	$(703)	$329,388
Provision for income taxes	96,203	6,774	139	(462)	102,654
Income before equity in earnings of affiliates	$208,366	$18,264	$345	$(241)	$226,734
Equity in earnings of affiliates, net of tax	12,029	—	—	—	12,029
Net income	$220,395	$18,264	$345	$(241)	$238,763
Less: Net (income)/loss attributable to noncontrolling interests, net of tax	(1,282)	2	—	—	(1,280)

Net income attributable to Sonoco	$219,113	$18,266	$345	$(241)	$237,483
Per diluted common share	$2.12	$0.18	$—	$—	$2.30
(2)	Consists primarily of excess property insurance settlement gains totaling $916 pretax ($689 after tax) on a facility in Thailand damaged by a flood in 2011, partially offset by the impact of the February 2013 devaluation of the Venezuelan bolivar fuerte, and additional tax expense of $279 associated with the repatriation of cash completed in 2013.

SONOCO 2014 ANNUAL REPORT	21	FORM 10-K

	For the year ended December 31, 2012
Dollars and shares in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Acquisition Related Cost	Tax Related Adjustments & Other(3)	Base
Income before interest and income taxes	$347,059	$32,858	$311	$(4,800)	$375,428
Interest expense, net	59,985	—	—	—	59,985
Income before income taxes	$287,074	$32,858	$311	$(4,800)	$315,443
Provision for income taxes	103,759	9,836	99	(12,302)	101,392
Income before equity in earnings of affiliates	$183,315	$23,022	$212	$7,502	$214,051
Equity in earnings of affiliates, net of tax	12,805	22	—	—	12,827
Net income	$196,120	$23,044	$212	$7,502	$226,878
Less: Net (income)/loss attributable to noncontrolling interests, net of tax	(110)	116	—	—	6
Net income attributable to Sonoco	$196,010	$23,160	$212	$7,502	$226,884
Per diluted common share	$1.91	$0.22	$—	$0.08	$2.21
(3)	Consists primarily of excess property insurance settlement gains totaling $4,800 pretax ($3,289 after tax) on a facility destroyed by fire in 2010 and a facility in Thailand damaged by a flood in 2011, and additional tax expense of $11,744 associated with a planned repatriation of cash.

Results of operations – 2014 versus 2013

For 2014, net income attributable to Sonoco was $239.2 million ($2.32 per diluted share), compared with $219.1 million ($2.12 per diluted share) for 2013. Current year earnings were negatively impacted by after-tax charges of $22.7 million consisting of restructuring costs, asset impairment charges, acquisition expenses, and acquisition inventory step-up costs, partially offset by excess property insurance proceeds.

Net income in 2013 was negatively impacted by after-tax restructuring and other charges of $18.4 million, net of gains from property sales and excess property insurance recoveries.

Base earnings in 2014 were $261.9 million ($2.54 per diluted share), compared with $237.5 million ($2.30 per diluted share) in 2013. This 10.3 percent increase in base earnings was the result of manufacturing productivity improvements, a positive price/cost relationship, volume growth, proceeds from a legal settlement, acquisitions and lower pension expense. These favorable factors were partially offset by higher labor, maintenance, management incentive and other operating costs.

The consolidated effective tax rate was 32.1%, compared with 31.6% in 2013 and the effective tax rate on base earnings was 31.5%, compared with 31.2% in 2013.

Consolidated net sales for 2014 were $5.0 billion, a $166 million, or 3.4%, increase from 2013.

The components of the sales change were:

($ in millions)
Volume/Mix	$98
Selling price	27
Acquisitions/Divestitures	100
Currency exchange rate/Other	(59)
Total sales increase	$166

Total volume was up in all of the Company’s segments. For the most part, price changes for the Company’s products are driven by changes in the underlying product costs. Of the selling price gains, approximately 50% came in Paper and Industrial Converted Products, primarily driven by increases in South America and Europe. The majority of the remaining gains came in the Consumer Packaging segment, primarily reflecting price changes to pass through higher resin, film and other costs. Total domestic sales were $3.3 billion, up 1.7% from 2013 levels. International sales were $1.7 billion, up 7.0% from 2013 with most of the increase coming in Europe which was largely driven by the Weidenhammer acquisition.

Costs and expenses/margins

Cost of sales was up $118.6 million in 2014, or 3.0%, from the prior year primarily driven by higher volume and the impact of acquisitions. This was less than the 3.4% increase in sales reflecting the benefits of higher volume, improved productivity and lower pension and post retirement expense, as well as the ability in 2014 for most of our businesses to increase prices in line with or somewhat more than the increases in the direct costs of materials, energy and freight. Partially offsetting these benefits were higher labor and other costs. As a result, gross profit margins improved year over year to 18.4% from 18.0% in the prior year. In our industrial businesses, lower average market prices for recovered paper in the U.S. were largely offset by increases in Europe and South America, while Consumer Packaging was negatively impacted by higher resin, tinplate steel and other costs.

In 2014, aggregate pension and postretirement plan expenses decreased $21.5 million to $40.4 million, versus $61.9 million in 2013. Approximately 75% of these expenses are reflected in cost of sales, with the balance in selling, general and administrative expenses. The lower expense was primarily the result of lower amortization of actuarial losses due to higher discount rates at the end of 2013.

Selling, general and administrative expenses increased $19.8 million, or 4.1%, and were 10.1% of sales compared to 10.0% of sales in 2013. The dollar increase was driven primarily by the impact of acquisitions, higher incentive costs, wage and general inflation and higher volume-driven costs such as commissions. Partially offsetting these increases were the lower pension expense and proceeds received during the year from a legal settlement. Base earnings before interest and income taxes were 8.4% of sales in 2014 com-

SONOCO 2014 ANNUAL REPORT	22	FORM 10-K

pared to 8.0% in 2013, driven by the improved gross profit margins discussed above.

Restructuring and restructuring related asset impairment charges totaled $22.8 million and $25.0 million in 2014 and 2013, respectively. Additional information regarding restructuring actions and impairments is provided in Note 4 to the Company’s Consolidated Financial Statements.

Research and development costs, all of which were charged to expense, were $24.2 million in 2014 and $20.1 million in 2013. Management expects research and development spending in 2015 to remain in line with 2014.

Net interest expense totaled $52.4 million for the year ended December 31, 2014, compared with $56.7 million in 2013. The decrease was due primarily to lower average debt levels.

Reportable segments

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

Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Consolidated Statements of Income, are comprised of the following:

($ in millions)	2014	2013	% Change
Segment operating profit
Consumer Packaging	$199.4	$187.1	6.6%
Display and Packaging	25.3	20.8	21.5%
Paper and Industrial Converted Products	162.3	138.1	17.5%
Protective Solutions	34.0	40.1	(15.2)%
Restructuring/Asset impairment charges	(22.8)	(25.0)	(9.0)%
Acquisition-related costs	(9.2)	(0.5)	1,805.2%
Property insurance gains	2.6	0.7	265.3%
Consolidated operating profits	$391.5	$361.3	8.4%

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

See Note 16 to the Company’s Consolidated Financial Statements for more information on reportable segments.

Consumer Packaging

($ in millions)	2014	2013	% Change
Trade sales	$1,962.9	$1,893.5	3.7%
Segment operating profits	199.4	187.1	6.6%
Depreciation, depletion and amortization	75.8	74.1	2.2%
Capital spending	63.1	48.8	29.4%

Sales increased year over year primarily due to the acquisition of Weidenhammer in November 2014 and higher volume in flexible packaging and plastic containers, partially offset by lower volume in composite cans. The volume gain in flexible packaging was driven largely by the expanded use of pouches in the shelf stable foods market and volume increases in the cookies and crackers market. Plastic containers saw growth in both the personal care and food market segments while composite can volume was off largely due to the continued decline in the frozen concentrate market, product specific shifts by consumers in portion/package style preferences, and sales opportunities lost to the severe winter weather in 2014. Selling prices were mixed, but slightly higher for the segment as whole. Most of the price gain came in plastic containers as a result of passing through higher resin costs. The impact of translation due to a stronger US dollar reduced reported segment trade sales by approximately $13 million. Domestic sales were approximately $1,496 million, up 1.3%, or $19 million, from 2013, while international sales were approximately $467 million, up 12.0%, or $50 million, from 2013.

Segment operating profits increased by $12.3 million year over year and operating profit margins increased to 10.2% from 9.9% in 2013. The increase in segment operating profits was largely driven by strong manufacturing cost productivity improvements, a positive price/cost relationship and lower pension expense. These benefits were partially offset by inflation in labor and other costs, the impact of foreign currency translation and higher management incentive expense. The most significant driver of the improvement in segment operating profits was widespread manufacturing productivity gains that were achieved across the segment. Despite lower volume, the Company’s thermoformed plastics business saw a significant year-over-year increase in operating profits due to productivity improvements and reduced fixed costs.

Significant capital spending in the Consumer Packaging segment included numerous productivity projects and the start up of new rigid paper manufacturing facilities in Asia.

Display and Packaging

($ in millions)	2014	2013	% Change
Trade sales	$664.4	$625.0	6.3%
Segment operating profits	25.3	20.8	21.5%
Depreciation, depletion and amortization	17.0	18.0	(5.6)%
Capital spending	9.4	7.4	27.1%

SONOCO 2014 ANNUAL REPORT	23	FORM 10-K

Trade sales were up $39.4 million year over year, reflecting volume growth in the Company’s U.S. display and packaging and international contract packaging operations partially offset by foreign currency translation. Both domestic and international sales benefited from organic growth with existing customers while higher volumes in international display and packaging also reflect new business. Domestic sales increased $7 million, or 2.4%, to $293 million, while international sales increased $32 million, or 9.4%, to $371 million.

The increase in segment operating profit was driven by the higher sales volume and manufacturing productivity, partially offset by higher fixed costs incurred to support new business and international growth.

To the extent not offset by new business, the Company estimates that Display and Packaging trade sales could decline in 2015 by as much as ten percent due to a combination of volume, price and unfavorable foreign exchange rate translation. However, due to mix, the Company expects that the relative impact on segment operating profits would be less than the impact on sales.

Capital spending in the segment included numerous productivity and customer development projects in the United States and capacity expansion in Poland.

Paper and Industrial Converted Products

($ in millions)	2014	2013	% Change
Trade sales	$1,902.4	$1,858.9	2.3%
Segment operating profits	162.3	138.1	17.5%
Depreciation, depletion and amortization	83.1	82.4	0.8%
Capital spending	73.6	88.6	(16.8)%

Although the 2014 average market costs for recovered paper in the U.S. were lower year over year, resulting in lower selling prices, average sales prices for the segment as a whole were up. Selling prices were higher in Brazil and the Andean region, primarily due to overall inflation, and were up in Europe due to the pass through of higher material costs in international markets. Volume was mixed across the segment, but gains in Europe and Asia more than offset weakness in reels and North America tubes and cores. Volume was up in Europe due to a combination of market share gains and regional expansion while Asia was up due largely to the continuing economic recovery in Thailand and growth in China. Volume in reels decreased on lower demand for steel reels used in both on- and off-shore applications in the oil and gas industry. The impact of translation due to a stronger US dollar reduced reported segment trade sales by approximately $27 million. Total domestic sales in the segment increased $26 million, or 2.4%, to $1,090 million while international sales increased $17 million, or 2.1%, to $812 million.

Segment operating profit increased year over year as a positive price/cost relationship, improved manufacturing productivity and a net increase in volume were only partially offset by higher labor, incentives, and other costs. Lower pension and post retirement costs also contributed to the improvement as did proceeds from a legal settlement. Most of the operating profit gains occurred in North American and European paper, tubes and cores, although our Brazilian and Andean operations also showed good year over year improvements.

Significant capital spending in the segment included the modification of several paper machines, primarily in North America, Canada and Europe, and numerous productivity projects. Capital spending is net of tax credits received on energy generation equipment of $3.8 million and $21.9 million in 2014 and 2013, respectively.

Protective Solutions

($ in millions)	2014	2013	% Change
Trade sales	$484.8	$470.7	3.0%
Operating profits	34.0	40.1	(15.2)%
Depreciation, depletion and amortization	22.8	23.1	(1.2)%
Capital spending	22.2	15.9	39.8%

Sales increased year over year primarily due to higher volume driven by increased demand and/or new contracts in the automotive, temperature-assurance, industrial and appliance packaging product lines.

Segment operating profit decreased year over year as the volume improvements were more than offset by an unfavorable price/cost relationship and increases in labor, overhead and other costs.

Domestic sales were $407 million in 2014, essentially unchanged from 2013, while international sales increased $12 million, or 18.0%, to $78 million.

Capital spending in the segment included the start up of a new manufacturing facility in the United States and numerous productivity and customer development projects.

Financial position, liquidity and capital resources

Cash flow

Operating activities

Cash flow from operations totaled $417.9 million in 2014 and $538.0 million in 2013, a year-over-year decrease of $120.1 million. Higher year-over-year net income increased operating cash flows by $19.7 million, while lower pension and postretirement non-cash expenses and higher pension and postretirement cash contributions resulted in a combined year-over-year decrease in operating cash flows of $45.4 million. Changes in working capital levels also contributed significantly to the year-over-year reduction in operating cash flows. Higher trade accounts receivable balances created a $52.5 million year-over-year use of cash. The higher trade receivables were the result of greater levels of business activity in the latter part of 2014 compared with the latter part of 2013. Decreases in inventory provided $7.4 million of operating cash flow in 2014, compared with using $32.8 million of cash in 2013, a year-over-year increase in operating cash flows of $40.2 million. The provision of cash in 2014 was a result of lower year-over-year inventory levels at December 31, 2014, resulting from inventory reduction initiatives in place at that time. In addition, some of the Company’s businesses increased raw material inventory levels at the end of 2013 to take advantage of favorable raw material pricing. Accounts payable provided $25.6 million of cash in 2014 compared with a $65.9 million provision of cash in 2013, a year-over-year decrease in operating cash flows of $40.3 million. Higher trade accounts payable balances at the end of 2014 were related to the increased business activity in the latter part of 2014 compared with the same period in 2013. The change in the Fox River environmental

SONOCO 2014 ANNUAL REPORT	24	FORM 10-K

reserves reflects higher year-over-year cash payments of $12.5 million, stemming from the $14.7 million funding of a proposed settlement in 2014. The negative impact on operating cash flow from cash paid for taxes was $26.8 million higher in 2014 than in 2013 due to higher pretax income, less excess tax over book depreciation primarily due to the biomass boiler project completed in 2013, and a reduction in the amount of currently deductible stock compensation expense due to fewer vested distributions occurring in 2014.

Cash flow from operations totaled $538.0 million in 2013 and $403.9 million in 2012, a year-over-year increase of $134.1 million. Higher year-over-year net income and non-cash pension and postretirement plan expenses increased operating cash flows by $33.4 million, while lower year-over-year pension and postretirement plan contributions accounted for an additional increase of $33.1 million. Changes in working capital levels also had a significant effect on year-over-year cash flows. Trade accounts receivable provided $1.0 million less cash in 2013 compared with 2012 as the level of business activity in the latter part of each year was relatively similar. Inventory increased in 2013 using $32.8 million of cash, compared with providing $16.2 million of cash in 2012, a year-over-year decrease in operating cash flows of $49.0 million. During the fourth quarter of 2013, some of the Company’s businesses increased raw material inventory levels to take advantage of favorable raw material pricing and/or built inventories in preparation for expected first-quarter demand, whereas the provision of cash in 2012 was a result of lower year-over-year inventory levels at December 31, 2012 resulting from inventory reduction initiatives in place at that time. Accounts payable provided $65.9 million of cash in 2013 compared with a $16.0 million use of cash in 2012, a year-over-year increase in operating cash flows of $81.9 million. Accounts payable increases during 2013 were directly related to the inventory purchases in the fourth quarter and a lower year-over-year decrease in business activity during the fourth quarter in some of our businesses. Changes in Deferred Taxes provided $37.2 million of cash in 2013 compared with $19.0 million in 2012. This year-over-year change of $18.2 million resulted primarily from an increase in the exercise and distribution of vested share-based compensation awards and the benefit of accelerated depreciation on the new biomass boiler in Hartsville, South Carolina, and other fixed assets placed into service in 2013.

Investing activities

Cash flow used by investing activities was $507.4 million in 2014, compared with $169.5 million in 2013. Cash used for acquisitions was $330.1 million higher in 2014 than 2013 as the Company acquired two businesses for a total cash cost of $334.1 million in 2014, including $323.2 million to acquire the Weidenhammer Packaging Group on October 31, 2014. Acquisition spending in 2013 totaled only $4.0 million. Capital spending was $177.1 million in 2014, compared with $172.4 million in 2013, an increase of $4.6 million. Capital spending is expected to total approximately $220 million in 2015, net of expected proceeds from dispositions.

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

Financing activities

Net cash provided by financing activities totaled $39.5 million in 2014, compared with a $515.1 million use in 2013, an increased provision of cash of $554.6 million. Net debt borrowings provided $245.2 million of cash in 2014, compared with net debt repayments using $388.4 million of cash in 2013, representing an increase in the net provision of cash of $633.6 million. The 2014 borrowings consisted primarily of a new $250 million three-year term loan used to partially fund the acquisition of the Weidenhammer Packaging Group on October 31, 2014. A portion of the debt repayments in 2013 were funded by the repatriation of approximately $260 million of cash from the Company’s foreign subsidiaries. This cash was used to pay off the $135 million balance of a term loan entered into in November 2011 to fund the Tegrant acquisition and the remainder was used to pay down commercial paper. In addition, the Company utilized $117.7 million of cash on hand to fund the repayment of its 6.5% debentures upon their maturity in November 2013. Cash dividends increased 3.2% to $128.8 million in 2014 compared to $124.8 million in 2013. Net proceeds from the exercise of stock awards totaled $5.4 million in 2014, compared with $15.8 million in 2013, and the excess tax benefit of share-based compensation totaled $4.1 million in 2014, compared with $12.5 million in 2013. In addition, Sonoco acquired 2.1 million shares of its common stock in 2014 at a cost of $87.8 million, compared with 0.7 million shares in 2013 at a cost of $27.2 million. Two million of the shares purchased in 2014 were done so under a previously announced share repurchase authorization.

Net cash used by financing activities totaled $515.1 million in 2013, compared with $27.4 million in 2012, an increased use of cash of $487.7 million. Net debt repayments used $388.4 million of cash in 2013, compared with net debt borrowings having provided $85.7 million of cash in 2012, an increased use of cash of $474.1 million. As noted above, the Company repatriated approximately $260 million of cash from its foreign subsidiaries in 2013, using the proceeds to pay off debt. In addition the Company utilized $117.7 million of cash on hand to fund the repayment of its 6.5% debentures upon their maturity in November 2013. Cash dividends increased 4.2% to $124.8 million in 2013 compared to $119.8 million in 2012. Net proceeds from the exercise of stock awards totaled $15.8 million in 2013, compared with $9.7 million in 2012, and the excess tax benefit of share-based compensation totaled $12.5 million in 2013, compared with $2.7 million in 2012. Additionally, shares acquired used $27.2 million of cash in 2013 compared to $4.2 million in 2012. The change resulted from a year-over-year increase in exercises of stock awards and $5.1 million used in 2013 to repurchase shares under an outstanding authorization.

Current assets increased year over year by $11.8 million to $1,390.2 million at December 31, 2014, and current liabilities increased by $38.2 million to $905.5 million, largely as the result of the assets acquired and liabilities assumed in the Weidenhammer acquisition. The Company’s current ratio decreased slightly to 1.54 at December 31, 2014 from 1.59 at December 31, 2013.

SONOCO 2014 ANNUAL REPORT	25	FORM 10-K

Contractual obligations

The following table summarizes contractual obligations at December 31, 2014:

	Payments Due In
($ in millions)	Total	2015	2016-2017	2018-2019	Beyond 2019	Uncertain
Debt obligations	$1,253.2	$52.3	$333.0	$3.2	$864.7	$—
Interest payments[1]	976.7	50.5	94.4	92.3	739.5	—
Operating leases	170.4	45.8	64.1	34.7	25.8	—
Income tax contingencies[2]	20.2	1.5	—	—	—	18.7
Purchase obligations[3]	245.6	73.6	125.3	33.6	13.1	—
Total contractual obligations[4]	$2,666.1	$223.7	$616.8	$163.8	$1,643.1	$18.7
[1]	Includes interest payments on outstanding fixed-rate, long-term debt obligations, as well as financing fees on the backstop line of credit.
[2]	Due to the nature of this obligation, the Company is unable to estimate the timing of the cash outflows. Includes gross unrecognized tax benefits of $26.0, plus accrued interest associated with the unrecognized tax benefit of $2.8, adjusted for the deferred tax benefit associated with the future deduction of unrecognized tax benefits and the accrued interest of $7.6 and $1.0, respectively.
[3]	Includes only long-term contractual commitments. (Does not include short-term obligations for the purchase of goods and services used in the ordinary course of business.)
[4]	Excludes potential cash funding requirements of the Company’s retirement plans and retiree health and life insurance plans.

Capital resources

The Company’s cash balances are held in numerous locations throughout the world. At December 31, 2014 and 2013, approximately $118.5 million and $163.4 million, respectively, of the Company’s reported cash and cash equivalents balances of $161.2 million and $217.6 million, respectively, were held outside of the United States by its foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. Under current law, cash repatriated to the U.S. is subject to federal income taxes, less applicable foreign tax credits. As the Company enjoys ample domestic liquidity through a combination of operating cash flow generation and access to bank and capital markets borrowings, we have generally considered our offshore cash balances to be indefinitely invested outside the United States and, accordingly, had not provided for U.S. federal tax liability on these amounts for financial reporting purposes. The Company currently has no plans to repatriate cash balances held outside the United States. However, if any such balances were to be repatriated, additional U.S. federal income tax payments could result. Computation of the potential deferred tax liability associated with unremitted earnings deemed to be indefinitely reinvested is not practicable. The Company utilizes a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations where it is needed.

Under Internal Revenue Service rules, U.S. corporations may borrow funds from foreign subsidiaries for up to 30 days without unfavorable tax consequences. The Company has utilized these rules at various times in prior years to temporarily access offshore cash in lieu of issuing commercial paper. The Company did not access any offshore cash under these rules in 2014. However, depending on its immediate offshore cash needs, the Company may choose to access such funds again in the future as allowed under the rules.

The Company operates a $350 million commercial paper program, supported by a committed revolving bank credit facility of the same amount. In October 2014, the Company entered into a new credit agreement with a syndicate of eight banks for that revolving facility, together with a new $250 million three-year term loan. The revolving bank credit facility is committed through October 2019. If circumstances were to prevent the Company from issuing commercial paper, it has the contractual right to draw funds directly on the underlying revolving bank credit facility. The Company had no outstanding commercial paper at December 31, 2014 or 2013.

The Company’s total debt at December 31, 2014, was $1,253 million, a year-over-year increase of $272 million stemming primarily from the drawing of the new $250 million three-year term loan. The proceeds from this borrowing, along with existing cash on hand, were used to fund the acquisition of Weidenhammer Packaging Group on October 31, 2014.

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

The Company’s various U.S and international defined benefit pension and postretirement plans were underfunded at the end of 2014 by approximately $454 million. During 2014, the Company contributed approximately $66 million to its benefit plans. The Company anticipates that benefit plan contributions in 2015 will total approximately $36 million. Future funding requirements will depend

SONOCO 2014 ANNUAL REPORT	26	FORM 10-K

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

Total equity decreased $202.6 million during 2014 as net income of $240.1 million was offset by other comprehensive losses totaling $253.4 million, dividend payments of $130.0 million, and share repurchases of $87.8 million. The primary components of other comprehensive loss were a $105.5 million translation loss from the impact of a stronger U.S. dollar on the Company’s foreign investments and a $142.2 million adjustment, net of tax, reflecting actuarial losses in the Company’s various defined benefit plans resulting from lower discount rates and new mortality assumptions. Total equity increased $222.1 million during 2013, as net income of $220.4 million and other comprehensive income totaling $116.4 million were partially offset by dividend payments of $126.4 million. The primary components of other comprehensive income were a $29.3 million translation loss from the impact of a stronger U.S. dollar on the Company’s foreign investments and a $139.2 million net defined benefit plan adjustment reflecting actuarial gains in the Company’s various defined benefit plans, which resulted primarily from higher discount rates and higher than expected returns on plan assets.

The Company’s Board of Directors has authorized the repurchase of up to 5 million shares of the Company’s common stock. During 2014, a total of 2.0 million shares were repurchased at a cost of $82.4 million. In the previous year, a total of 132.5 thousand shares were repurchased at a cost of $5.1 million. Accordingly, at December 31, 2014, a total of 2.87 million shares remain authorized for repurchase. The Company currently does not intend to repurchase additional shares under this authorization in 2015.

Although the ultimate determination of whether to pay dividends is within the sole discretion of the Board of Directors, the Company plans to increase dividends as earnings grow. Dividends per common share were $1.27 in 2014, $1.23 in 2013 and $1.19 in 2012. On February 11, 2015, the Company declared a regular quarterly dividend of $0.32 per common share payable on March 10, 2015, to shareholders of record on February 10, 2015.

Off-balance sheet arrangements

The Company had no material off-balance sheet arrangements at December 31, 2014.

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

In January 2003, the Venezuelan government suspended the free exchange of bolivars (BsF) for foreign currency. Since 2003, the only consistent mechanism potentially available to the Company for exchanging currency has been via the central bank at the official rate. The official rate has been devalued significantly from 1.6 BsF/US$ in January 2003 to 6.3 BsF/US$ presently and access to U.S dollars at the official rate is extremely limited. Since January 1, 2010, the Company has considered Venezuela to be a hyperinflationary economy and has accounted for its operations accordingly. Due to actions taken over the past year, in addition to the official rate, the Venezuelan government now supports two alternative foreign exchange mechanisms. However, due to program limitations preventing the Company’s participation and/or a lack of transparency, the Company continues to use the official rate to report the results of its operations in Venezuela. At December 31, 2014, the indicated exchange rates under these alternative mechanisms were 12.0 BsF/US$ and 50.0 BsF/US$ and may represent more realistic rates at which the Company could expect to convert its BsF denominated monetary assets and liabilities into dollars. If the Company were to begin reporting the results of its operations in Venezuela using 12.0 BsF/US$ or 50.0 BsF/US$, it would report a translation loss of approximately $2 million or $4 million, respectively. In addition, the use of a significantly less advantageous exchange rate mechanism than the official rate may also result in an impairment charge related to non-recoverability of other assets such as inventory and property and equipment. The Company will continue to monitor developments regarding these, or other, alternative mechanisms and assess if a rate other than the official rate would be appropriate for remeasuring reported financial results. Annual net sales in Venezuela are approximately $23 million. The Company’s total net investment in Venezuela is $14 million, of which $8 million is exposed to translation gains/losses due to changes in the exchange rate.

The Company is exposed to interest-rate fluctuations as a result of using debt as a source of financing for its operations. The Company may, from time to time, use traditional, unleveraged interest-rate swaps to manage its mix of fixed and variable rate debt and to control its exposure to interest rate movements within select ranges.

The Company is a purchaser of various raw material inputs such as recovered paper, energy, steel, aluminum and plastic resin. The Company generally does not engage in significant hedging activities for these purchases, other than for energy and, from time to time, aluminum, because there is usually a high correlation between the primary input costs and the ultimate selling price of its products. Inputs are generally purchased at market or at fixed prices that are established with individual vendors as part of the purchase process for quantities expected to be consumed in the ordinary course of business. On occasion, where the correlation between selling price and input price is less direct, the Company may enter into derivative contracts such as futures or swaps to manage the effect of price fluctuations.

At December 31, 2014, the Company had derivative contracts outstanding to hedge the price on a portion of anticipated commodity and energy purchases as well as to hedge certain foreign exchange risks for various periods through March 2016. These contracts included swaps to hedge the purchase price of approximately 5.2 MMBTUs of natural gas in the U.S. and Canada representing approximately 79% and 5% of anticipated natural gas usage for 2015 and 2016, respectively. Additionally, the Company had swap contracts covering 2,648 metric tons of aluminum, representing approximately 33% of anticipated usage for 2015. The aluminum hedges relate to fixed-price customer contracts. At December 31, 2014, the Company had a number of foreign currency contracts in

SONOCO 2014 ANNUAL REPORT	27	FORM 10-K

place for both designated and undesignated hedges of either anticipated foreign currency denominated transactions or existing financial assets and liabilities. At December 31, 2014, the total notional amount of these contracts, in U.S. dollar terms, was $167 million, of which $76 million related to the Canadian dollar, $43 million to the Mexican peso, $18 million to the Colombian peso, $14 million to the euro; $7 million to the Australian dollar; and $9 million to all other currencies.

The total fair market value of the Company’s derivatives was in a net unfavorable position of $10.7 million at December 31, 2014, and a net unfavorable position of $0.1 million at December 31, 2013. Derivatives are marked to fair value using published market prices, if available, or using estimated values based on current price quotes and a discounted cash flow model. See Note 9 to the Consolidated Financial Statements for more information on financial instruments.

The Company is subject to various federal, state and local environmental laws and regulations concerning, among other matters, solid waste disposal, wastewater effluent and air emissions. Although the costs of compliance have not been significant due to the nature of the materials and processes used in manufacturing operations, such laws also make generators of hazardous wastes and their legal successors financially responsible for the cleanup of sites contaminated by those wastes. The Company has been named a potentially responsible party at several environmentally contaminated sites. These regulatory actions and a small number of private party lawsuits are believed to represent the Company’s largest potential environmental liabilities. The Company has accrued $59.3 million (including $37.8 million associated with U.S. Mills) at December 31, 2014, compared with $73.0 million at December 31, 2013 (including $52.1 million associated with U.S. Mills), with respect to these sites. See “Environmental Charges,” Item 3 – Legal Proceedings and Note 14 to the Consolidated Financial Statements for more information on environmental matters.

Results of operations – 2013 versus 2012

Consolidated net sales for 2013 were $4.85 billion, a $62 million, or 1.3%, increase from 2012.

The components of the sales change were:

($ in millions)
Volume/Mix	$68
Selling price	30
Acquisitions/Divestitures	(7)
Currency exchange rate/Other	(29)
Total sales increase	$62

Volume was up in nearly all of the Company’s businesses outside of the Consumer Packaging segment. For the most part, price changes for the Company’s products are driven by changes in the underlying product costs. Of the selling price gains, approximately 70% came in Paper and Industrial Converted Products, where prices increased in response to higher recovered paper prices. The majority of the remaining gains came in the Consumer Packaging segment, primarily reflecting contract price resets to pass through higher paper and tinplate steel costs, and, to a lesser extent, higher film and resin costs. Included in Other is a $31 million reduction due to the Company’s decision to exit the recycled fiber trading business in Europe. Total domestic sales were $3.2 billion, up 2% from 2012 levels. Inter national sales were $1.6 billion, essentially flat with 2012.

Costs and expenses

Cost of sales increased in 2013 by $32.1 million, or 0.8%, from 2012. The higher cost of sales was less than the 1.3% increase in sales, reflecting the benefits of higher volume and productivity gains as well as the ability for most of our businesses to increase prices in 2013 in line with, or somewhat more than, the increases in the direct costs of materials, energy and freight. Gross profit margins improved to 18.0% in 2013 from 17.6% in 2012. Higher average market prices for recovered paper increased costs in our industrial businesses, while Consumer Packaging was negatively impacted by higher resin, tinplate steel and other costs. The benefits of a positive price/cost relationship and productivity improvements were partially offset by higher labor, pension and other costs.

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

Reportable segments

Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Consolidated Statements of Income, are comprised of the following:

($ in millions)	2013	2012	% Change
Segment operating profit
Consumer Packaging	$187.1	$176.8	5.9%
Display and Packaging	20.8	20.4	2.0%
Paper and Industrial Converted Products	138.1	141.4	(2.3)%
Protective Solutions	40.1	36.9	8.6%
Restructuring/Asset impairment charges	(25.0)	(32.9)	(23.8)%
Acquisition-related costs	(0.5)	(0.3)	55.6%
Property insurance gains	0.7	4.8	(85.4)%
Consolidated operating profits	$361.3	$347.1	4.1%

SONOCO 2014 ANNUAL REPORT	28	FORM 10-K

Consumer Packaging

($ in millions)	2013	2012	% Change
Trade sales	$1,893.5	$1,912.6	(1.0)%
Segment operating profits	187.1	176.8	5.9%
Depreciation, depletion and amortization	74.1	75.6	(1.9)%
Capital spending	48.8	58.3	(16.3)%

Sales decreased in 2013 from the previous year due primarily to lower volume in rigid paper and plastic containers, a significant driver of which was lower demand for our customers’ products, partially offset by gains in flexible packaging. Demand for certain of the company’s metal- end products declined due to customer transitions to other formats and insourcing. In addition, demand for certain of the segment’s products, particularly those used for frozen food, declined as the effect of higher agricultural commodity costs on retail prices weighed down consumer spending on packaged food. Selling prices were mixed, but slightly higher for the segment as whole. Prices were higher in both rigid paper and plastic containers, reflecting the pass through of higher costs relative to the prior year. The benefit to trade sales of higher selling prices was largely offset by the impact of foreign exchange rates. Domestic sales in 2013 were approximately $1,477 million, up 0.8%, or $12 million, from 2012, while international sales were approximately $417 million in 2013, down 7.0%, or $31 million, from 2012.

Segment operating profits in 2013 increased by $10.3 million over 2012 and operating profit margins increased to 9.9% in 2013 from 9.3% in 2012. The increase in segment operating profits was largely driven by strong manufacturing cost productivity improvements, lower fixed costs due to restructuring and cost control actions, and a positive price/cost relationship. These benefits were partially offset by higher pension expense and inflation in labor and other costs. Nearly half of the improvement in segment operating profits was attributable to higher volume and a more profitable mix of business in the Company’s flexible packaging operations. Despite lower volume, the Company’s thermoformed plastics business saw a significant year-over-year increase in operating profits due to strong productivity improvements and reduced fixed costs.

Significant capital spending in the Consumer Packaging segment included spending on projects to increase rigid paper, flexible packaging, and blowmolding production capacity, numerous productivity projects, and the start up of a new rigid paper container manufacturing facility in Poland.

Display and Packaging

($ in millions)	2013	2012	% Change
Trade sales	$625.0	$581.2	7.5%
Segment operating profits	20.8	20.4	2.0%
Depreciation, depletion and amortization	18.0	15.8	14.6%
Capital spending	7.4	9.2	(19.1)%

Trade sales in 2013 were up $43.8 million over 2012, reflecting volume growth in the Company’s U.S. display and packaging and international contract packaging operations along with a positive impact from foreign currency translation. Both domestic and international sales benefited from organic growth with existing customers while higher volumes in U.S. display and packaging also reflect the addition of a major new customer. Demand for the Company’s retail security packaging products continued to be weak with a decrease in volume, slightly offset by increased pricing. Domestic sales increased $20 million, or 7.7%, in 2013 to $286 million, while international sales increased $23 million, or 7.3%, to $339 million.

The slight year-over-year increase in segment operating profit was driven by the higher sales volume in display and packaging, partially offset by weaker results in retail security packaging and higher fixed costs incurred to support the major new customer in the U.S. and international growth in Brazil and Poland.

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

Higher selling prices, primarily due to higher average market costs for old corrugated containers (OCC), and higher volumes in the majority of the segment’s operations accounted for nearly all of the reported increase in segment trade sales in 2013. Partially offsetting these gains was a $31 million reduction in trade sales due to the Company’s decision to exit its European recycled fiber trading business. Due to relatively low margins, this decision had little effect on segment operating profits. Most of the segment’s volume gains occurred in its North American paper and recycling operations and Asian tube and core operations. These gains were partially offset by lower reels volume and the impact of exchange rates. Volume in reels decreased on lower demand for steel reels due to a variety of factors that worked to reduce capital spending by the Company’s customers, one-time orders in 2012 that did not repeat, and a weaker market for nailed wood reels. Total domestic sales in the segment increased $45 million, or 4.4%, in 2013 to $1,064 million while international sales decreased $27 million, or 3.3%, to $795 million, with approximately $9 million of the decrease a result of unfavorable foreign exchange rate changes.

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

SONOCO 2014 ANNUAL REPORT	29	FORM 10-K

Protective Solutions

($ in millions)	2013	2012	% Change
Trade sales	$470.7	$451.5	4.2%
Operating profits	40.1	36.9	8.6%
Depreciation, depletion and amortization	23.1	25.8	(10.3)%
Capital spending	15.9	8.9	79.0%

Sales increased year over year primarily due to higher volume in each of the segment’s businesses. Most of the volume improvement was driven by increased demand and/or new contracts in the automotive, industrial and appliance packaging product lines.

Segment operating profit increased year over year as higher volume and strong productivity gains were partially offset by an unfavorable change in the mix of business and higher labor and other costs.

Domestic sales decreased $12 million, or 2.9%, to $405 million, while international sales increased $31 million, or 88.6%, to $66 million.

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

When the Company estimates the fair value of its reporting units, it does so using a discounted cash flow model based on projections of future years’ operating results and associated cash flows, together with comparable trading and transaction multiples. The Company’s model discounts projected future cash flows, forecasted over a ten-year period, with an estimated residual growth rate. The Company’s projections incorporate management’s best estimates of the expected future results, including significant assumptions and estimates related to, among other things: sales volumes and prices, new business, profit margins, income taxes, capital expenditures and changes in working capital requirements and, where applicable, improved operating margins. Projected future cash flows are discounted to present value using a discount rate management believes is commensurate with the risks inherent in the cash flows.

SONOCO 2014 ANNUAL REPORT	30	FORM 10-K

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

Although no reporting units failed the testing noted above, in management’s opinion, the reporting units having the greatest risk of future impairment if actual results fall significantly short of expectations are Plastics—Blowmolding, Display and Packaging, and Tubes and Cores/ Paper—Brazil. Total goodwill associated with these reporting units was approximately $122 million, $205 million and $3 million, respectively, at December 31, 2014.

Plastics – Blowmolding manufactures blow-molded plastic containers primarily for use in nonfood applications. This reporting unit is the result of the purchase of Matrix Packaging in May 2007, which was acquired to be a growth platform for the Company and to provide an avenue into the health and beauty market. Although operating results since that time have often lagged expectations, in order for the unit to achieve its growth potential the Company has continued to invest significantly in the business. As a result, current projections for this reporting unit reflect revenue growth as well as improvements in operating margins due largely to expected execution improvements. Sales growth is expected to be driven by the continued return of volume that was shifted to competitors in 2013 due to temporary production down time, new business from key nonfood customers, expansion into more food-based applications and collaboration with large-scale packaging service providers. Margins are expected to improve largely as a result of future productivity improvements and the leveraging of new sales volume. Should the sales growth and/or margin improvements not materialize, a goodwill impairment charge may be incurred. Based on the valuation work performed for the 2014 test, the estimated fair value of Plastics—Blowmolding exceeded its carrying value by approximately 32%. This is an increase from the prior year due to improvements in current and projected operating results, partially offset by an increase in the discount rate utilized in the analysis.

Display and Packaging designs, manufactures, assembles, packs and distributes temporary, semipermanent and permanent point-of-purchase displays; provides supply chain management services, including contract packing, fulfillment and scalable service centers; and manufactures retail packaging, including printed backer cards, thermoformed blisters and heat sealing equipment. Management expects that this unit will experience price pressure and customer turnover during the next 12 to 24 months which, in turn, could pressure overall profitability and profit margins. However, management expects that new business, partially driven by synergies between retail packaging manufacturing and packaging services, and productivity gains will more than offset those negatives. In addition, a large portion of sales in this unit is concentrated in one customer. Management expects to retain this business; however, if a significant amount is lost and not replaced, or the expected synergies and productivity gains are not realized, it is possible that a goodwill impairment charge may be incurred. Total goodwill associated with this reporting unit was approximately $205 million at December 31, 2014. Based on the valuation work performed for the 2014 test, the estimated fair value of Display and Packaging exceeded its carrying value by approximately 44%.

Tube and Cores/Paper—Brazil manufactures paperboard tubes and cores, fiber-based construction tubes and forms, and recycled paperboard and linerboard. Weakness in the Brazilian economy, together with rising input costs and strong price competition, put pressure on this unit’s operating results in 2014. Planned investments in production capacity of both paper and tubes and cores, as well as new product development and productivity projects, are expected to drive top line growth and improved profit margins in this reporting unit over the next 12 to 24 months. Management expects this unit to grow significantly above Brazil GDP levels in 2015 and then track GDP in the following years. Control of fixed costs will be a major focus area and improved productivity is expected to be needed to offset inflation. Should the sales growth and/or margin improvements not materialize, a goodwill impairment charge may be incurred. Based on the valuation work performed for the current year test, the estimated fair value of Tubes and Cores/Paper—Brazil exceeded its carrying value by approximately 67%.

In its 2014 analysis, projected future cash flows were discounted at 9.9%, 10.2% and 8.2% for Plastics—Blowmolding, Display and Packaging and Tubes and Cores/Paper—Brazil, respectively. Holding other valuation assumptions constant, Plastics—Blowmolding projected operating profits across all future periods would have to be reduced approximately 21%, or the discount rate increased to 12.0%, in order for the estimated fair value to fall below the reporting unit’s carrying value. The corresponding percentages for Display and Packaging are 28% and 13.2% and for Tubes and Cores/Paper—Brazil, 34% and 12.0%.

During the time subsequent to the annual evaluation, and at December 31, 2014, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management’s opinion that no such events have occurred.

SONOCO 2014 ANNUAL REPORT	31	FORM 10-K

Income taxes

The Company follows ASC 740, Accounting for Income Taxes, which requires a reduction of the carrying amounts of deferred tax assets by recording a valuation allowance if, based on the available evidence, it is more likely than not such assets will not be realized. Deferred tax assets generally represent expenses that have been recognized for financial reporting purposes, but for which the corresponding tax deductions will occur in future periods. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns and future profitability. Our accounting for deferred tax consequences represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material impact on our financial condition and results of operations.

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

Stock-based compensation plans

The Company utilizes share-based compensation in the form of stock appreciation rights, restricted stock units and other share-based awards. Certain awards are in the form of contingent stock units where both the ultimate number of units and the vesting period are performance based. The amount and timing of compensation expense associated with these performance-based awards are based on estimates regarding future performance using measures defined in the plans. In 2014, the performance measures consisted of Earnings per Share and Return on Net Assets Employed. Changes in estimates regarding the future achievement of these performance measures may result in significant fluctuations from period to period in the amount of compensation expense reflected in the Company’s Consolidated Financial Statements.

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

Pension and postretirement benefit plans

The Company has significant pension and postretirement benefit liabilities and costs that are measured using actuarial valuations. The actuarial valuations employ key assumptions that can have a significant effect on the calculated amounts. The key assumptions used at December 31, 2014, in determining the projected benefit obligation and the accumulated benefit obligation for U.S. retirement and retiree health and life insurance plans include: discount rates of 4.19% and 3.88% for the active and inactive qualified retirement plans, respectively, 3.85% for the nonqualified retirement plans, and 3.52% for the retiree health and life insurance plan; and rates of compensation increases ranging from 3.42% to 6.24%. The key assumptions used to determine 2014 net periodic benefit cost for U.S. retirement and retiree health and life insurance plans include: discount rates of 5.08% and 4.62% for the active and inactive qualified retirement plans, respectively, 4.55% for the nonqualified retirement plans, and 4.03% for the retiree health and life insurance plan; an expected long-term rate of return on plan assets of 7.85% and 7.55% for the active and inactive qualified retirement plans, respectively; and rates of compensation increases ranging from 3.44% to 5.92%.

During 2014, the Company recorded total pension and postretirement benefit expenses of approximately $40.4 million, compared with $61.9 million during 2013. The 2014 amount reflects $94.8 million of expected returns on plan assets at an average assumed rate of 7.2% and interest cost of $74.5 million at a weighted-average discount rate of 4.7%. The 2013 amount reflects $88.1 million of expected returns on plan assets at an average assumed rate of 7.2% and interest cost of $68.2 million at a weighted-average discount rate of 4.0%. During 2014, the Company made contributions to its pension and postretirement plans of $65.9 million. In the prior year, the Company made contributions to its pension and postretirement plans totaling $42.0 million. Contributions vary from year to year depending on various factors, the most significant being the market value of assets and interest rates. Cumulative net actuarial losses were approximately $723 million at December 31, 2014, and are primarily the result of low discount rates and the poor asset performance in 2008. Actuarial losses/gains outside of the 10% corridor defined by U.S. GAAP are amortized over the average remaining service life of the plan’s active participants or the average remaining life expectancy of the plan’s inactive participants (if all, or almost all, of the plan’s participants are inactive).

Expected mortality is a key assumption in the measurement of the Company’s pension and postretirement obligations. New actuarial tables were approved by the Society of Actuaries in the fourth quarter of 2014 and were adopted by the Company effective with the December 31, 2014 valuation of its domestic pension and postretirement plan obligations. The new tables reflect longer life expectancies than projected by the previously used tables and represent a better estimate of the expected duration of future benefit payments.

The Company is projecting total benefit plan expense in 2015 to be approximately $13 million higher than in 2014 due primarily to higher amortization expense as a result of actuarial losses recorded in 2014. These actuarial losses were driven by lower discount rates and the new mortality assumptions.

SONOCO 2014 ANNUAL REPORT	32	FORM 10-K

The Company adjusts its discount rates at the end of each fiscal year based on yield curves of high-quality debt instruments over durations that match the expected benefit payouts of each plan. The expected rate of return assumption is derived by taking into consideration the targeted plan asset allocation, projected future returns by asset class and active investment management. A third party asset return model was used to develop an expected range of returns on plan investments over a 12- to 15-year period, with the expected rate of return selected from a best estimate range within the total range of projected results. The Company periodically rebalances its plan asset portfolio in order to maintain the targeted allocation levels. The rate of compensation increase assumption is generally based on salary and incentive increases. A key assumption for the U.S. retiree health and life insurance plan is a medical cost trend rate beginning at 8.0% for post-age 65 participants and trending down to an ultimate rate of 5.6% in 2044. The ultimate trend rate of 5.6% represents the Company’s best estimate of the long-term average annual medical cost increase over the duration of the plan’s liabilities. It provides for real growth in medical costs in excess of the overall inflation level.

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

The sensitivity to changes in the critical assumptions for the Company’s U.S. plans as of December 31, 2014, is as follows:

Assumption ($ in millions)	Percentage Point Change	Projected Benefit Obligation Higher/(Lower)	Annual Expense Higher/ (Lower)
Discount rate	-.25 pts	$51.1	$2.8
Expected return on assets	-.25 pts	N/A	$2.6

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

SONOCO 2014 ANNUAL REPORT	33	FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and directors of Sonoco Products Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Sonoco Products Company and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s report on internal control over financial reporting appearing under Item 9A, management has excluded Weidenhammer Packaging Group (Weidenhammer) from its assessment of internal control over financial reporting as of December 31, 2014 because it was acquired by the Company in a purchase business combination during 2014. We have also excluded Weidenhammer from our audit of internal control over financial reporting. Weidenhammer is a wholly-owned subsidiary whose total assets and total revenues represent 8.9% and 1.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

Charlotte, North Carolina

March 2, 2015

SONOCO 2014 ANNUAL REPORT	F1	FORM 10-K

CONSOLIDATED BALANCE SHEETS

Sonoco Products Company

(Dollars and shares in thousands) At December 31	2014	2013
Assets
Current Assets
Cash and cash equivalents	$161,168	$217,567
Trade accounts receivable, net of allowances of $8,547 in 2014 and $9,771 in 2013	668,710	614,053
Other receivables	44,411	38,995
Inventories
Finished and in process	151,150	158,256
Materials and supplies	269,126	252,531
Prepaid expenses	56,761	57,666
Deferred income taxes	38,957	39,406
	1,390,283	1,378,474
Property, Plant and Equipment, Net	1,148,607	1,021,920
Goodwill	1,182,936	1,099,207
Other Intangible Assets, Net	280,935	243,920
Long-term Deferred Income Taxes	40,059	67,364
Other Assets	167,176	168,406
Total Assets	$4,209,996	$3,979,291
Liabilities and Equity
Current Liabilities
Payable to suppliers	$511,630	$491,809
Accrued expenses and other	255,079	261,895
Accrued wages and other compensation	77,520	69,671
Notes payable and current portion of long-term debt	52,280	35,201
Accrued taxes	8,936	8,649
	905,445	867,225
Long-term Debt	1,200,885	946,257
Pension and Other Postretirement Benefits	444,231	263,718
Deferred Income Taxes	95,062	128,006
Other Liabilities	41,598	48,760
Commitments and Contingencies
Sonoco Shareholders’ Equity
Serial preferred stock, no par value
Authorized 30,000 shares
0 shares issued and outstanding as of December 31, 2014 and 2013
Common shares, no par value
Authorized 300,000 shares
100,603 and 102,147 shares issued and outstanding at December 31, 2014 and 2013, respectively	7,175	7,175
Capital in excess of stated value	396,980	457,190
Accumulated other comprehensive loss	(611,099)	(358,520)
Retained earnings	1,714,067	1,604,892
Total Sonoco Shareholders’ Equity	1,507,123	1,710,737
Noncontrolling Interests	15,652	14,588
Total Equity	1,522,775	1,725,325
Total Liabilities and Equity	$4,209,996	$3,979,291

The Notes beginning on page F-6 are an integral part of these financial statements.

SONOCO 2014 ANNUAL REPORT	F2	FORM 10-K

CONSOLIDATED STATEMENTS OF INCOME

Sonoco Products Company

(Dollars and shares in thousands except per share data) Years ended December 31	2014	2013	2012
Net sales	$5,014,534	$4,848,092	$4,786,129
Cost of sales	4,093,235	3,974,588	3,942,497
Gross profit	921,299	873,504	843,632
Selling, general and administrative expenses	506,996	487,171	463,715
Restructuring/Asset impairment charges	22,792	25,038	32,858
Income before interest and income taxes	391,511	361,295	347,059
Interest expense	55,140	59,913	64,114
Interest income	2,749	3,187	4,129
Income before income taxes	339,120	304,569	287,074
Provision for income taxes	108,922	96,203	103,759
Income before equity in earnings of affiliates	230,198	208,366	183,315
Equity in earnings of affiliates, net of tax	9,886	12,029	12,805
Net income	240,084	220,395	196,120
Net (income) attributable to noncontrolling interests	(919)	(1,282)	(110)
Net income attributable to Sonoco	$239,165	$219,113	$196,010

Weighted average common shares outstanding:
Basic	102,215	102,577	101,804
Assuming exercise of awards	957	671	769
Diluted	103,172	103,248	102,573

Per common share
Net income attributable to Sonoco:
Basic	$2.34	$2.14	$1.93
Diluted	$2.32	$2.12	$1.91

Cash dividends	$1.27	$1.23	$1.19

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Sonoco Products Company

(Dollars in thousands) Years ended December 31	2014	2013	2012
Net income	$240,084	$220,395	$196,120
Other comprehensive income/(loss):
Foreign currency translation adjustments	(105,528)	(29,308)	25,016
Changes in defined benefit plans, net of tax	(142,180)	139,227	(41,498)
Change in derivative financial instruments, net of tax	(5,700)	6,465	1,460
Other comprehensive income/(loss)	(253,408)	116,384	(15,022)
Comprehensive income/(loss)	(13,324)	336,779	181,098
Net (income) attributable to noncontrolling interests	(919)	(1,282)	(110)
Other comprehensive loss/(income) attributable to noncontrolling interests	829	922	(505)
Comprehensive income/(loss) attributable to Sonoco	$(13,414)	$336,419	$180,483

The Notes beginning on page F-6 are an integral part of these financial statements.

SONOCO 2014 ANNUAL REPORT	F3	FORM 10-K

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY

Sonoco Products Company

(Dollars and shares in thousands)	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Non- controlling Interests
		Outstanding	Amount
January 1, 2012	$1,425,408	100,211	$7,175	$427,484	$(460,299)	$1,437,435	$13,613
Net income	196,120					196,010	110
Other comprehensive income/(loss):
Translation gain	25,016				24,511		505
Defined benefit plan adjustment[1]	(41,498)				(41,498)
Derivative financial instruments[1]	1,460				1,460

Other comprehensive loss	(15,022)				(15,527)		505

Dividends	(121,300)					(121,300)
Issuance of stock awards	13,324	763		13,324
Shares repurchased	(4,167)	(127)		(4,167)
Stock-based compensation	8,851			8,851
December 31, 2012	$1,503,214	100,847	$7,175	$445,492	$(475,826)	$1,512,145	$14,228
Net income	220,395					219,113	1,282
Other comprehensive income/(loss):
Translation loss	(29,308)				(28,386)		(922)
Defined benefit plan adjustment[1]	139,227				139,227
Derivative financial instruments[1]	6,465				6,465

Other comprehensive income	116,384				117,306		(922)

Dividends	(126,366)					(126,366)
Issuance of stock awards	27,465	2,008		27,465
Shares repurchased	(27,239)	(708)		(27,239)
Stock-based compensation	11,472			11,472
December 31, 2013	$1,725,325	102,147	$7,175	$457,190	$(358,520)	$1,604,892	$14,588
Net income	240,084					239,165	919
Other comprehensive income/(loss):
Translation loss	(105,528)				(104,699)		(829)
Defined benefit plan adjustment[1]	(142,180)				(142,180)
Derivative financial instruments[1]	(5,700)				(5,700)

Other comprehensive loss	(253,408)				(252,579)		(829)

Dividends	(129,990)					(129,990)
Issuance of stock awards	10,491	583		10,491
Shares repurchased	(87,800)	(2,127)		(87,800)
Stock-based compensation	17,099			17,099
Purchase of non-controlling interest	974						974
December 31, 2014	$1,522,775	100,603	$7,175	$396,980	$(611,099)	$1,714,067	$15,652
[1]	net of tax

The Notes beginning on page F-6 are an integral part of these financial statements.

SONOCO 2014 ANNUAL REPORT	F4	FORM 10-K

CONSOLIDATED STATEMENTS OF CASH FLOWS

Sonoco Products Company

(Dollars in thousands) Years ended December 31	2014	2013	2012
Cash Flows from Operating Activities
Net income	$240,084	$220,395	$196,120
Adjustments to reconcile net income to net cash provided by operating activities
Asset impairment	8,155	8,238	8,427
Depreciation, depletion and amortization	198,718	197,671	200,403
Share-based compensation expense	17,099	11,472	8,851
Equity in earnings of affiliates	(9,886)	(12,029)	(12,805)
Cash dividends from affiliated companies	9,809	13,631	9,329
Gain on disposition of assets	(2,103)	(493)	(6,690)
Pension and postretirement plan expense	40,435	61,946	52,856
Pension and postretirement plan contributions	(65,944)	(42,007)	(75,059)
Tax effect of share-based compensation exercises	3,918	11,462	5,698
Excess tax benefit of share-based compensation	(4,126)	(12,456)	(2,682)
Net increase in deferred taxes	38,196	37,202	18,989
Change in assets and liabilities, net of effects from acquisitions, dispositions and foreign currency adjustments
Trade accounts receivable	(52,332)	162	1,190
Inventories	7,414	(32,787)	16,157
Payable to suppliers	25,642	65,894	(16,010)
Prepaid expenses	(11,605)	(1,993)	1,114
Accrued expenses	(782)	(368)	(4,059)
Income taxes payable and other income tax items	(383)	7,093	(5,350)
Fox River environmental reserves	(14,349)	(1,848)	(2,796)
Other assets and liabilities	(10,045)	6,842	10,232
Net cash provided by operating activities	417,915	538,027	403,915
Cash Flows from Investing Activities
Purchase of property, plant and equipment	(177,076)	(172,442)	(214,862)
Cost of acquisitions, net of cash acquired	(334,132)	(4,005)	(503)
Proceeds from the sale of assets	7,758	10,511	31,967
Investment in affiliates and other	(3,983)	(3,517)	26
Net cash used by investing activities	(507,433)	(169,453)	(183,372)
Cash Flows from Financing Activities
Proceeds from issuance of debt	294,846	57,952	7,568
Principal repayment of debt	(49,624)	(294,347)	(46,820)
Net (decrease) increase in commercial paper borrowings	—	(152,000)	125,000
Net increase (decrease) in outstanding checks	1,335	(2,825)	(1,600)
Cash dividends – common	(128,793)	(124,845)	(119,771)
Excess tax benefit of share-based compensation	4,126	12,456	2,682
Shares acquired	(87,800)	(27,239)	(4,167)
Shares issued	5,373	15,781	9,739
Net cash provided (used) by financing activities	39,463	(515,067)	(27,369)
Effects of Exchange Rate Changes on Cash	(6,344)	(9,024)	4,387
(Decrease) Increase in Cash and Cash Equivalents	(56,399)	(155,517)	197,561
Cash and cash equivalents at beginning of year	217,567	373,084	175,523
Cash and cash equivalents at end of year	$161,168	$217,567	$373,084
Supplemental Cash Flow Disclosures
Interest paid, net of amounts capitalized	$54,496	$60,772	$66,171
Income taxes paid, net of refunds	$67,192	$40,446	$84,422

The Notes beginning on page F-6 are an integral part of these financial statements.

SONOCO 2014 ANNUAL REPORT	F5	FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Sonoco Products Company (dollars in thousands except shares and per share data)

1. Summary of significant accounting policies

Basis of presentation

The Consolidated Financial Statements include the accounts of Sonoco Products Company and its majority-owned subsidiaries (the “Company” or “Sonoco”) after elimination of intercompany accounts and transactions.

Investments in affiliated companies in which the Company shares control over the financial and operating decisions, but in which the Company is not the primary beneficiary, are accounted for by the equity method of accounting. Income applicable to these equity investments is reflected in “Equity in earnings of affiliates, net of tax” in the Consolidated Statements of Income. The aggregate carrying value of equity investments is reported in “Other Assets” in the Company’s Consolidated Balance Sheets and totaled $114,063 and $116,193 at December 31, 2014 and 2013, respectively.

Affiliated companies in which the Company held a significant investment at December 31, 2014, included:

Entity	Ownership Interest Percentage at December 31, 2014
RTS Packaging JVCO	35.0%
Cascades Conversion, Inc.	50.0%
Cascades Sonoco, Inc.	50.0%
Showa Products Company Ltd.	20.0%
Conitex Sonoco Holding BVI Ltd.	30.0%
Weidenhammer New Packaging, LLC	40.0%

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

The Company has rebate agreements with certain customers. These rebates are recorded as reductions of sales and are accrued using sales data and rebate percentages specific to each customer agreement. Accrued customer rebates are included in “Accrued expenses and other” in the Company’s Consolidated Balance Sheets.

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

Sales to one of the Company’s customers accounted for approximately 7% of the Company’s net sales in 2014, 7% in 2013 and 9% in 2012, primarily in the Display and Packaging and Consumer Packaging segments. Receivables from this customer accounted for approximately 7% and 5% of the Company’s total trade accounts receivable at December 31, 2014 and 2013, respectively. The Company’s next largest customer comprised approximately 3% of the Company’s net sales in 2014, 5% in 2013 and 5% in 2012.

Research and development

Research and development costs are charged to expense as incurred and include salaries and other directly related expenses. Research and development costs totaling approximately $24,200 in 2014, $20,100 in 2013 and $20,200 in 2012 are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.

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

The LIFO method of accounting was used to determine the carrying costs of approximately 16% and 17% of total inventories at December 31, 2014 and 2013, respectively. The remaining inventories are determined on the first-in, first-out (FIFO) method.

SONOCO 2014 ANNUAL REPORT	F6	FORM 10-K

If the FIFO method of accounting had been used for all inventories, total inventory would have been higher by $17,908 and $18,146 at December 31, 2014 and 2013, respectively.

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

Goodwill and other intangible assets

The Company evaluates its goodwill for impairment at least annually, and more frequently if indicators of impairment are present. In performing the impairment test, the Company typically first makes an assessment regarding the likelihood of impairment for each reporting unit. If it is not more likely than not that goodwill is impaired for any of its reporting units, no further testing is performed. Otherwise, the Company uses discounted future cash flows to estimate the fair value of each reporting unit it believes may have a goodwill impairment giving consideration to multiples it believes could be obtained in a sale. Alternatively, on occasion the Company will perform a discounted cash flow analysis to estimate the fair values of all of its reporting units in order to have a more recent baseline from which to judge the likelihood of impairment in subsequent years as well as assess the likelihood of current impairment. If the fair value of a reporting unit exceeds the carrying value of the reporting unit’s assets, including goodwill, there is no impairment. If not, and the carrying value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment charge is recognized for the excess. Goodwill is not amortized.

Intangible assets are amortized, usually on a straight-line basis, over their respective useful lives, which generally range from 3 to 40 years. The Company evaluates its intangible assets for impairment whenever indicators of impairment exist. The Company has no intangibles with indefinite lives.

Income taxes

The Company provides for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting requirements and tax laws. Assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Derivatives

The Company uses derivatives to mitigate the effect of fluctuations in some of its raw material and energy costs, foreign currency fluctuations and interest rate movements. The Company purchases commodities such as recovered paper, metal, resins and energy generally at market or at fixed prices that are established with the vendor as part of the purchase process for quantities expected to be consumed in the ordinary course of business. The Company may enter into commodity futures or swaps to manage the effect of price fluctuations. The Company may use foreign currency forward contracts and other risk management instruments to manage exposure to changes in foreign currency cash flows and the translation of monetary assets and liabilities on the Company’s consolidated financial statements. The Company is exposed to interest-rate fluctuations as a result of using debt as a source of financing for its operations. The Company may from time to time use traditional, unleveraged interest rate swaps to adjust its mix of fixed and variable rate debt to manage its exposure to interest rate movements.

The Company records its derivatives as assets or liabilities on the balance sheet at fair value using published market prices or estimated values based on current price and/or rate quotes and discounted estimated cash flows. Changes in the fair value of derivatives are recognized either in net income or in other comprehensive income, depending on the designated purpose of the derivative. Amounts in accumulated other comprehensive income are reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. It is the Company’s policy not to speculate in derivative instruments.

Reportable segments

The Company identifies its reportable segments by evaluating the level of detail reviewed by the chief operating decision maker, gross profit margins, nature of products sold, nature of the production processes, type and class of customer, methods used to distribute products, and nature of the regulatory environment. Of these factors, the Company believes that the most significant are the nature of the products and the type of customers served.

Contingencies

Pursuant to U.S. GAAP for accounting for contingencies, accruals for estimated losses are recorded at the time information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Amounts so accrued are not discounted.

2. New accounting pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 changes the definitions/criteria used to determine when revenue should be recognized from being based on risks and rewards to being based on control. It also changes the manner in which variable consideration is recognized, requires recognition of the time value of money when payment terms exceed one year, provides clarification on accounting for contract costs, and expands disclosure requirements. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016. Due to the nature of the Company’s business and its standard terms of sale, management currently expects that there is not likely to be a material difference for Sonoco between the current transfer of risks and rewards model and the new transfer of control model. In addition, few of the Company’s sales, if any, contain an element of variable consideration or have payment terms exceeding one year. Accordingly, we do not expect the implementation of ASU 2014-09 to have a material impact on the Company’s financial statements.

During the year ended December 31, 2014, there have been no other newly issued nor newly applicable accounting pronouncements that have, or are expected to have, a material impact on the Company’s financial statements. Further, at December 31, 2014, there were no other pronouncements pending adoption that are expected to have a material impact on the Company’s financial statements.

SONOCO 2014 ANNUAL REPORT	F7	FORM 10-K

3. Acquisitions

The Company completed two acquisitions during 2014 at an aggregate cost of $334,132 in cash. The most significant of these was the October 31, 2014, acquisition of the privately held Weidenhammer Packaging Group (“Weidenhammer”), a manufacturer of composite cans, drums, and luxury tubes, as well as rigid plastic containers using thin-walled injection molding technology with in-mold labeling. Markets served include processed foods, powdered beverages, tobacco, confectionery, personal care, pet food, pharmaceuticals, and home and garden products. Headquartered in Hockenheim, Germany, Weidenhammer has approximately 1,100 employees and operates 13 production facilities, including five in Germany, along with individual plants in Belgium, France, the Netherlands, the United Kingdom, the United States, Chile, Greece, and Russia. Total consideration paid for Weidenhammer was approximately $355,316, including cash of $323,168, and debt and other liabilities assumed totaling $32,148. Final consideration will be subject to adjustment for the change in working capital to the date of close. The acquisition was funded with proceeds from a new three-year term loan, along with existing cash on hand. Weidenhammer is expected to generate annualized sales of approximately $300,000 in the Company’s Consumer Products segment.

The allocation of the purchase price of Weidenhammer to the tangible and intangible assets acquired and liabilities assumed was based on the Company’s preliminary estimates of their fair value, based on information currently available. As the acquisition was completed close to the end of the year, management is continuing to finalize its valuation of certain assets and liabilities, including, but not limited to: property, plant and equipment; income taxes; and environmental reserves. The Company will complete the valuation of all assets and liabilities within 12 months from the date of acquisition.

Following is a summary of the fair values of the assets acquired and liabilities assumed at the acquisition date:

Trade accounts receivable	$32,935
Other receivables	2,215
Inventories	34,132
Prepaid expenses	1,657
Property, plant and equipment	161,475
Goodwill	109,441
Other intangible assets	71,682
Other assets	3,820
Payables to suppliers	(12,631)
Accrued expenses and other	(22,634)
Total debt	(27,904)
Pension and other postretirement benefits	(2,969)
Deferred income taxes, net	(27,077)
Noncontrolling interests	(974)
Total net assets	$323,168

Of the $71,682 of acquired intangibles, $57,557 was assigned to customer relationships with an average expected life of 12 years and $12,151 to patents with an average expected life of 11 years. In addition, a total of $1,974 was assigned to trade names which the Company subsequently impaired as they are not expected to be utilized. The impairment charge is included in “Restructuring/Asset impairment charges” in the Company’s Consolidated Statements of Income.

Goodwill recorded in connection with the Weidenhammer acquisition totaled $109,441. Factors comprising goodwill include efficiencies derived by the elimination of certain redundant functions and expenses due to synergies with our existing business, the ability to leverage product offerings across a broader customer base, and the value of the assembled workforce. The Company expects approximately $10,000 of the goodwill to be tax deductible.

On May 2, 2014, the Company completed the acquisition of Dalton Paper Products, Inc., a manufacturer of tubes and cores, for a net cash cost of $11,286. The acquisition consisted of a single manufacturing facility located in Dalton, Georgia, and is expected to generate annual sales of approximately $20,000 for the Paper and Industrial Converted Products segment. In connection with this acquisition, the Company recorded net tangible assets of $4,656, identifiable intangibles of $3,380, and goodwill of $3,250. The goodwill is not deductible for income tax purposes. Also during 2014, the Company received cash totaling $322 in connection with the final working capital settlement related to a 2013 acquisition.

During 2013, the Company completed three acquisitions at an aggregate cost of $4,005 in cash. These acquisitions consisted of Imagelinx, a global brand artwork management business in the United Kingdom, a small tube and core business in Australia, and a small recycling broker in the United States. The all-cash purchase price of Imagelinx, including the cost of paying off various obligations, was $3,024. In conjunction with this acquisition, the Company recorded net tangible assets of $2,228 and goodwill of $796, the majority of which is expected to be tax deductible. The aggregate all-cash purchase price for the other businesses was $981. In conjunction with these acquisitions, the Company recorded net tangible assets of $909 and identifiable intangibles of $72. These acquisitions are expected to generate annual sales of approximately $12,500 ($10,000 in the Consumer Packaging segment and $2,500 in the Paper and Industrial Converted Products segment).

Also during 2013, the Company purchased a minority ownership in a small paper recycling business in Finland. The all-cash cost of this investment was $3,628. This investment is recorded in Other Assets.

During 2012, the Company paid an additional $503 in cash to complete its November 2011 acquisition of Tegrant Holding Corporation. The payment was for changes in working capital levels to the date of the closing. No other acquisitions were completed during 2012.

Acquisition-related costs of $9,221, $484 and $311 were incurred in 2014, 2013 and 2012, respectively. These costs, consisting primarily of legal and professional fees, are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.

The Company has accounted for these acquisitions as business combinations under the acquisition method of accounting, in accordance with the business combinations subtopic of the Accounting Standards Codification and, accordingly, has included their results of operations in the Company’s consolidated statements of net income from the respective dates of acquisition.

4. Restructuring and asset impairment

The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2014 and 2013 are reported as “2014 Actions” and “2013 Actions,” respectively. Actions initiated prior to 2013, all of which were substantially complete at December 31, 2014, are reported as “2012 and Earlier Actions.”

SONOCO 2014 ANNUAL REPORT	F8	FORM 10-K

Following are the total restructuring and asset impairment charges, net of adjustments, recognized by the Company during the periods presented:

	Year Ended December 31
	2014	2013	2012
Restructuring/Asset impairment:
2014 Actions	$15,279	$—	$—
2013 Actions	2,649	18,821	—
2012 and Earlier Actions	160	6,217	32,858
Other asset impairments	4,704	—	—
Restructuring/Asset impairment charges	$22,792	$25,038	$32,858
Income tax benefit	(5,732)	(6,774)	(9,836)
Equity method investments, net of tax	—	—	22
Restructuring cost/(benefit) attributable to noncontrolling interests, net of tax	(52)	2	116
Total impact of restructuring/asset impairment charges, net of tax	$17,008	$18,266	$23,160

Pretax restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Consolidated Statements of Income.

The Company expects to recognize future additional costs totaling approximately $1,100 in connection with previously announced restructuring actions. The Company believes that the majority of these charges will be incurred and paid by the end of 2015. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions may be undertaken.

2014 Actions

During 2014, the Company announced the closures of a tube and core plant in Canada (part of the Paper and Industrial Converted Products segment); a molded foam plant in the United States and a temperature-assured packaging plant in the United States (both part of the Protective Solutions segment); and two recycling facilities—one in the United States and one in Brazil (both part of the Paper and Industrial Converted Products segment). The Consumer Packaging segment also realized significant cash and non-cash restructuring charges as the result of halting the planned start up of a rigid paper facility in Europe following the acquisition of Weidenhammer Packaging Group. In addition, the Company continued to realign its cost structure, resulting in the elimination of approximately 125 positions.

Below is a summary of 2014 Actions and related expenses by type incurred and estimated to be incurred through completion.

2014 Actions	Year Ended December 31, 2014	Estimated Total Cost
Severance and Termination Benefits
Consumer Packaging	$850	$850
Display and Packaging	594	594
Paper and Industrial Converted Products	3,277	3,277
Protective Solutions	761	811
Asset Impairment/Disposal of Assets
Consumer Packaging	2,446	2,446
Paper and Industrial Converted Products	781	781
Protective Solutions	335	335
Other Costs
Consumer Packaging	5,246	5,546
Display and Packaging	5	5
Paper and Industrial Converted Products	647	697
Protective Solutions	337	487
Total Charges and Adjustments	$15,279	$15,829

The following table sets forth the activity in the 2014 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets:

2014 Actions Accrual Activity	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability, December 31, 2013	$—	$—	$—	$—
2014 charges	5,482	3,562	6,235	15,279
Cash receipts/(payments)	(4,574)	174	(5,767)	(10,167)
Asset write downs/disposals	—	(3,736)	—	(3,736)
Foreign currency translation	(49)	—	(5)	(54)
Liability, December 31, 2014	$859	$—	$463	$1,322

Included in “Asset Impairment/Disposal of Assets” are non-cash charges stemming from the impairment of certain buildings and equipment associated with operations closed in 2014, including the impairment of certain assets under construction for a planned composite can facility in Belgium which will not be completed as a result of the Weidenhammer acquisition.

SONOCO 2014 ANNUAL REPORT	F9	FORM 10-K

“Other Costs” include lease termination fees of $3,633 and cancellation fees on assets under construction of $1,135 related to the Company’s decision not to continue with the planned start up of a composite can operation in Belgium following the Weidenhammer acquisition, and costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance.

The Company expects to pay the majority of the remaining 2014 Actions restructuring costs by the end of 2015 using cash generated from operations.

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

Below is a summary of 2013 Actions and related expenses by type incurred and estimated to be incurred through completion.

	Year Ended December 31,		Total Incurred to Date	Estimated Total Cost
2013 Actions	2014	2013
Severance and Termination Benefits
Consumer Packaging	$132	$4,910	$5,042	$5,042
Display and Packaging	464	1,404	1,868	1,868
Paper and Industrial Converted Products	997	3,347	4,344	4,344
Protective Solutions	(222)	216	(6)	(6)
Asset Impairment/Disposal of Assets
Consumer Packaging	—	5,926	5,926	5,926
Display and Packaging	—	165	165	165
Paper and Industrial Converted Products	(597)	492	(105)	(105)
Protective Solutions	185	662	847	847
Other Costs
Consumer Packaging	889	1,021	1,910	1,910
Display and Packaging	108	97	205	255
Paper and Industrial Converted Products	576	447	1,023	1,123
Protective Solutions	117	134	251	251
Total Charges and Adjustments	$2,649	$18,821	$21,470	$21,620

The following table sets forth the activity in the 2013 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets:

2013 Actions Accrual Activity	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability, December 31, 2012	$—	$—	$—	$—
2013 charges	9,877	7,245	1,699	18,821
Cash receipts/(payments)	(6,716)	6,641	(1,699)	(1,774)
Asset write downs/disposals	—	(13,886)	—	(13,886)
Foreign currency translation	97	—	—	97
Liability, December 31, 2013	$3,258	$—	$—	$3,258
2014 charges	2,106	315	1,766	4,187
Adjustments	(735)	(727)	(76)	(1,538)
Cash receipts/(payments)	(3,715)	855	(1,690)	(4,550)
Asset write downs/disposals	—	(443)	—	(443)
Foreign currency translation	(74)	—	—	(74)
Liability, December 31, 2014	$840	$—	$—	$840

“Adjustments”’ in 2014 include the favorable impact of settling severance obligations for less than originally anticipated and the gain from the sale of the land and building at a former tubes and cores facility in New Zealand.

The majority of the 2013 activity in “Asset Impairment/Disposal of Assets” relates to the closure of a thermoformed plastics operation in Ireland and the sale of a small corrugated box business acquired as part of the November 2011 acquisition of Tegrant. Charges related to the thermoformed plastics operation consisted of impairments of net fixed assets, spare parts inventory, and certain other intangible assets (primarily customer lists). The sale of the box business resulted in a small loss as the assets written off in connection with the sale, including net fixed assets, net working capital, goodwill, and other intangible assets (primarily customer lists), were slightly greater than the sales proceeds.

“Other Costs” consist primarily of lease termination costs and costs related to plant closures including the cost of equipment removal, utilities, plant security, property taxes and insurance. The Company expects to pay the majority of the remaining 2013 Actions restructuring costs by the end of 2015 using cash generated from operations.

SONOCO 2014 ANNUAL REPORT	F10	FORM 10-K

2012 and Earlier Actions

2012 and Earlier Actions are comprised of a number of plant closures and workforce reductions initiated prior to 2013.

Below is a summary of 2012 and Earlier Actions and related expenses by type incurred.

	Year Ended December 31,
2012 and Earlier Actions	2014	2013	2012
Severance and Termination Benefits
Consumer Packaging	$(16)	$256	$5,919
Display and Packaging	81	(3)	2,243
Paper and Industrial Converted Products	(197)	858	10,660
Protective Solutions	—	67	1,279
Corporate	(27)	—	297
Asset Impairment/Disposal of Assets
Consumer Packaging	—	(284)	(665)
Display and Packaging	191	—	(791)
Paper and Industrial Converted Products	(669)	(99)	669
Protective Solutions	—	561	161
Other Costs
Consumer Packaging	(833)	2,374	4,942
Display and Packaging	—	249	1,182
Paper and Industrial Converted Products	1,630	1,988	5,610
Protective Solutions	—	216	1,352
Corporate	—	34	—
Total Charges and Adjustments	$160	$6,217	$32,858

The following table sets forth the activity in the 2012 and Earlier Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets:

2012 and Earlier Actions Accrual Activity	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability, December 31, 2012	$11,452	$—	$170	$11,622
2013 charges	1,666	1,375	6,316	9,357
Adjustments	(487)	(2,641)	(12)	(3,140)
Cash receipts/(payments)	(8,114)	2,277	(6,457)	(12,294)
Asset write downs/disposals	—	(1,011)	—	(1,011)
Foreign currency translation	12	—	1	13
Liability, December 31, 2013	$4,529	$—	$18	$4,547
2014 charges	97	429	1,950	2,476
Adjustments	(256)	(1,247)	(813)	(2,316)
Cash receipts/(payments)	(4,194)	2,006	(154)	(2,342)
Asset write downs/disposals	—	(1,188)	—	(1,188)
Foreign currency translation	(26)	—	(1)	(27)
Liability, December 31, 2014	$150	$—	$1,000	$1,150

“Adjustments” consists primarily of gains from the sales of a former blowmolding facility in Canada and a former rigid paper facility in the United States, closed in prior years.

“Other Costs” consist primarily of costs related to demolition and cleanup costs at two former paper mills in the United States. These sites were closed in 2009 and 2008, respectively. The Company expects to recognize future pretax charges of approximately $400 associated with 2012 and Earlier Actions.

The accrual for 2012 and Earlier Actions relates primarily to environmental remediation costs at a former paper mill in the United States. The Company expects to pay the majority of the remaining 2012 and Earlier Actions restructuring costs by the end of 2015 using cash generated from operations.

Other Asset Impairments

In addition to the restructuring charges discussed above, the Company recorded a pretax asset impairment charge of $2,730 in the third quarter of 2014 to write off the customer list obtained in the 2008 acquisition of a small packaging fulfillment business included in the Company’s Display and Packaging segment. This business provided display assembly and fulfillment services to a single customer in the pharmaceutical industry. As a result of losing this business, the Company has impaired the remaining unamortized balance of the customer list.

SONOCO 2014 ANNUAL REPORT	F11	FORM 10-K

In the fourth quarter of 2014, the Company recorded an additional pretax impairment charge of $1,974 related to assets purchased in its acquisition of Weidenhammer Packaging Group. The Company intends to discontinue the use of the acquired company’s trade name and has determined that the fair value of the affected asset has been impaired

These asset impairment charges are included in “Restructuring/Asset impairment charges” in the Company’s Consolidated Statements of Income.

5. Cash and cash equivalents

At December 31, 2014 and 2013, outstanding checks totaling $9,839 and $9,034, respectively, were included in “Payable to suppliers” on the Company’s Consolidated Balance Sheets. In addition, outstanding payroll checks of $1,030 and $501 as of December 31, 2014 and 2013, respectively, were included in “Accrued wages and other compensation” on the Company’s Consolidated Balance Sheets.

The Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. The Company’s Consolidated Balance Sheets reflect a net cash deposit under this pooling arrangement of $18,679 and $7,863 as of December 31, 2014 and 2013, respectively.

6. Property, plant and equipment

Details of the Company’s property, plant and equipment at December 31 are as follows:

	2014	2013
Land	$86,453	$81,905
Timber resources	40,548	40,260
Buildings	483,607	467,386
Machinery and equipment	2,851,049	2,725,435
Construction in progress	103,214	90,770
	3,564,871	3,405,756
Accumulated depreciation and depletion	(2,416,264)	(2,383,836)
Property, plant and equipment, net	$1,148,607	$1,021,920

Estimated costs for completion of capital additions under construction totaled approximately $108,000 at December 31, 2014.

Depreciation and depletion expense amounted to $169,911 in 2014, $169,400 in 2013 and $171,905 in 2012.

The Company has certain properties and equipment that are leased under noncancelable operating leases. Future minimum rentals under noncancelable operating leases with terms of more than one year are as follows: 2015 – $45,800; 2016 – $37,300; 2017 – $26,800; 2018 – $19,700; 2019 – $15,000 and thereafter – $25,800. Total rental expense under operating leases was approximately $70,300 in 2014, $68,500 in 2013 and $68,200 in 2012.

7. Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill by segment for the year ended December 31, 2014, are as follows:

	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Balance as of January 1, 2014	$418,765	$204,629	$254,648	$221,165	$1,099,207
Goodwill on acquisitions	109,441	—	3,250	—	112,691
Other	(231)	—	—	—	(231)
Foreign currency translation	(14,419)	—	(14,312)	—	(28,731)
Balance as of December 31, 2014	$513,556	$204,629	$243,586	$221,165	$1,182,936

During 2014, the Company recorded $109,441 of goodwill in connection with the acquisition of Weidenhammer Packaging Group, a global composite can, composite drum, and rigid plastic containers business based in Germany, and $3,250 of goodwill in connection with the acquisition of Dalton Paper Products, a tube and core business located in Dalton, Georgia.

The Company assesses goodwill for impairment annually and from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. As part of this testing, the Company analyzes certain qualitative and quantitative factors in determining goodwill impairment. In its most recent assessment, completed in the third quarter of 2014, the Company estimated the fair values of all of its reporting units utilizing both an income approach and a market approach. The estimated fair values reflect a number of significant management assumptions and estimates including the Company’s forecast of sales volumes and prices, profit margins, income taxes, capital expenditures and changes in working capital requirements. Changes in these assumptions and/or discount rates could materially impact the estimated fair values.

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

SONOCO 2014 ANNUAL REPORT	F12	FORM 10-K

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

Although no reporting units failed the qualitative or quantitative assessments noted above, in management’s opinion, the reporting units having the greatest risk of future impairment if actual results fall significantly short of expectations are Plastics – Blowmolding, Display and Packaging, and Tubes and Cores/Paper—Brazil. Total goodwill associated with these reporting units was approximately $122,000, $205,000, and $3,300, respectively, at December 31, 2014. A large portion of sales in the Display and Packaging unit is concentrated in one customer. Management expects to retain this business; however, if a significant amount is lost and not replaced, it is possible that a goodwill impairment charge may be incurred.

There have been no triggering events subsequent to the completion of the annual goodwill impairment testing in the third quarter of 2014.

Other intangible assets

Details at December 31 are as follows:

	2014	2013
Other Intangible Assets, Gross:
Patents	$13,883	$2,221
Customer lists	385,466	339,911
Trade names	19,366	21,232
Proprietary technology	17,786	17,866
Land use rights	320	323
Other	1,309	4,731
Other Intangible Assets, Gross	$438,130	$386,284
Accumulated Amortization	$(157,195)	$(142,364)
Other Intangible Assets, Net	$280,935	$243,920

The Company recorded $75,062 of identifiable intangibles in connection with 2014 acquisitions. Of this total, $60,877 related to customer lists, $12,151 to patents, and $60 to other intangible assets. In addition, a total of $1,974 was assigned to trade names acquired as part of the Weidenhammer acquisition. This asset was subsequently impaired as they are not expected to be utilized. The customer lists will be amortized over lives ranging from 10 to 12 years, and the patents and other intangible assets will be amortized over lives ranging from three to 11 years.

Aggregate amortization expense on intangible assets was $28,807, $28,271 and $28,498 for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization expense on intangible assets is expected to approximate $34,100 in 2015, $33,100 in 2016, $32,300 in 2017, $31,700 in 2018 and $30,400 in 2019.

8. Debt

Debt at December 31 was as follows:

	2014	2013
5.75% debentures due November 2040	$604,353	$604,520
4.375% debentures due November 2021	249,220	249,106
9.2% debentures due August 2021	4,321	4,321
5.625% debentures due November 2016	75,201	75,165
Term loan, due October 2017	250,000	—
Commercial paper, average rate of 0.22% in 2014 and 0.37% in 2013	—	—
Foreign denominated debt, average rate of 4.6% in 2014 and 4.4% in 2013	56,763	35,268
Other notes	13,307	13,078
Total debt	1,253,165	981,458
Less current portion and short-term notes	52,280	35,201
Long-term debt	$1,200,885	$946,257

The Company operates a $350,000 commercial paper program, supported by a committed revolving bank credit facility of the same amount. In October 2014, the Company entered into a new credit agreement with a syndicate of eight banks for that revolving facility, together with a new $250,000 three-year term loan. The revolving bank credit facility is committed through October 2019. If circumstances were to prevent the Company from issuing commercial paper, it has the contractual right to draw funds directly on the underlying bank credit facility. The Company had no outstanding commercial paper at December 31, 2014 or 2013. On October 30, 2014, the Company drew the new $250,000 three-year term loan. The proceeds from this borrowing, along with existing cash on hand, were used to fund the acquisition of Weidenhammer Packaging Group on October 31, 2014. The loan has no amortization requirement, but repayment can be accelerated at any time at the discretion of the Company. Interest on the term loan is assessed at the London Interbank Offered Rate (LIBOR) plus 112.5 basis points.

In addition to the $350,000 committed revolving bank credit facility, the Company had approximately $106,000 available under unused short-term lines of credit at December 31, 2014. These short-term lines of credit are for general Company purposes, with interest at mutually agreed-upon rates.

Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires the Company to maintain a minimum level of interest coverage, and a minimum level of net worth, as defined. As of December 31, 2014, the Company had substantial tolerance above the minimum levels required under these covenants.

The principal requirements of debt maturing in the next five years are: 2015 – $52,280; 2016 – $79,459; 2017 – $253,492; 2018 – $1,593 and 2019 – $1,581.

SONOCO 2014 ANNUAL REPORT	F13	FORM 10-K

9. Financial instruments and derivatives

The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments where the carrying amount differs from the fair value.

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$1,200,885	$1,322,795	$946,257	$999,247

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

Cash flow hedges

At December 31, 2014 and 2013, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. To the extent considered effective, the changes in fair value of these contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which the hedged item impacts earnings.

Commodity cash flow hedges

The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas, aluminum, old corrugated containers (OCC), and high impact polystyrene. At December 31, 2014, natural gas swaps covering approximately 5.2 MMBTUs were outstanding. These contracts represent approximately 79% and 5% of anticipated U.S. and Canadian usage for 2015 and 2016, respectively. Additionally, the Company had swap contracts covering 2,648 metric tons of aluminum and 5,280 short tons of OCC, representing approximately 33% and 5% of anticipated usage for 2015, respectively. Also at December 31, 2014, the Company had a swap covering 540,000 gallons of benzene serving as a proxy hedge for the purchase of high impact polystyrene. This swap represents approximately 1% of anticipated purchases in 2015. The total fair values of the Company’s commodity cash flow hedges were in net loss positions totaling $(6,086) and $(330) at December 31, 2014 and 2013, respectively. The amount of the loss included in accumulated other comprehensive loss at December 31, 2014, expected to be reclassified to the income statement during the next twelve months is $(5,808).

Foreign currency cash flow hedges

The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases forecasted to occur in 2014. The net positions of these contracts at December 31, 2014, were as follows:

Currency	Action	Quantity
Colombian peso	Purchase	17,614,269
Mexican peso	Purchase	363,649
Canadian dollar	Purchase	59,293
Russian ruble	Purchase	39,628
Turkish lira	Purchase	6,771
British pound	Purchase	4,043
Polish zloty	Purchase	1,128
New Zealand dollar	Sell	(3,191)
Australian dollar	Sell	(6,384)
Euro	Sell	(8,137)

The total net fair values of the Company’s foreign currency cash flow hedges were $(3,526) and $(97) at December 31, 2014 and 2013, respectively. During 2014 and 2013, certain foreign currency cash flow hedges related to construction in progress were settled as the capital expenditures were made. A gain totaling $2 and a loss totaling $(81) were reclassified from accumulated other comprehensive loss and netted against the carrying value of the capitalized expenditures during the years ended December 31, 2014 and 2013, respectively. The amount of the loss included in accumulated other comprehensive loss at December 31, 2014, expected to be reclassified to the income statement during the next twelve months is $(3,375).

Other derivatives

The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and existing foreign currency denominated receivables and payables. The Company does not apply hedge accounting treatment under ASC 815 for these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur. The net positions of these contracts at December 31, 2014, were as follows:

Currency	Action	Quantity
Colombian peso	Purchase	14,740,896
Mexican peso	Purchase	196,066
Canadian dollar	Purchase	16,389
British pound	Sell	(4,000)
Euro	Sell	(2,747)

The fair value of the Company’s other derivatives was $(1,098) and $415 at December 31, 2014 and 2013, respectively.

The Company has determined all derivatives for which it has applied hedge accounting under ASC 815 to be highly effective and as a result no material ineffectiveness has been recorded during the periods presented.

SONOCO 2014 ANNUAL REPORT	F14	FORM 10-K

The following table sets forth the location and fair values of the Company’s derivative instruments:

		Fair Value at December 31
Description	Balance Sheet Location	2014	2013
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$—	$535
Commodity Contracts	Other assets	$—	$363
Commodity Contracts	Accrued expenses and other	$(5,808)	$(1,228)
Commodity Contracts	Other liabilities	$(278)	$—
Foreign Exchange Contracts	Prepaid expenses	$574	$896
Foreign Exchange Contracts	Accrued expenses and other	$(4,100)	$(993)
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Prepaid expenses	$68	$468
Foreign Exchange Contracts	Accrued expenses and other	$(1,166)	$(53)

While certain of the Company’s derivative contract arrangements with its counterparties provide for the ability to settle contracts on a net basis, the Company reports its derivative positions on a gross basis. There are no collateral arrangements or requirements in these agreements.

The following table sets forth the effect of the Company’s derivative instruments on financial performance for the twelve months ended December 31, 2014, excluding the losses on foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$(404)	Net sales	$252	Net sales	$—
		Cost of sales	$2,776	Cost of sales	$—
Commodity Contracts	$(5,251)	Cost of sales	$505	Cost of sales	$(5)

		Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts		Cost of sales	$(1,485)
		Selling, general and administrative	$(28)

SONOCO 2014 ANNUAL REPORT	F15	FORM 10-K

The following table sets forth the effect of the Company’s derivative instruments on financial performance for the twelve months ended December 31, 2013, excluding the gains on foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to the carrying value of the capitalized expenditures:

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

The following tables set forth information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis:

Description	December 31, 2014	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(6,086)	$—	$(6,086)	$—
Foreign exchange contracts	(3,526)	—	(3,526)	—
Non-hedge derivatives, net:
Foreign exchange contracts	(1,098)	—	(1,098)	—
Deferred compensation plan assets	944	944	—	—
Postretirement benefit plan assets:
Mutual funds (a)	782,211	129,028	653,183	—
Fixed income securities (b)	438,067	—	438,067	—
Common stocks	65,121	65,121	—	—
Short-term investments (c)	8,182	6,613	1,569	—
Hedge fund of funds (d)	80,974	—	80,974	—
Real estate funds (e)	49,700	—	49,700	—
Cash and accrued income	3,906	3,906	—	—
Forward contracts	2,364	—	2,364	—
Total postretirement benefit plan assets	$1,430,525	$204,668	$1,225,857	$—

SONOCO 2014 ANNUAL REPORT	F16	FORM 10-K

Description	December 31, 2013	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(330)	$—	$(330)	$—
Foreign exchange contracts	(97)	—	(97)	—
Non-hedge derivatives, net:
Foreign exchange contracts	415	—	415	—
Deferred compensation plan assets	859	859	—	—
Postretirement benefit plan assets:
Mutual funds (a)	789,863	139,657	650,206	—
Fixed income securities (b)	358,643	—	358,643	—
Common stocks	64,182	64,182	—	—
Short-term investments (c)	15,825	12,673	3,152	—
Hedge fund of funds (d)	78,389	—	78,389	—
Real estate funds (e)	45,169	—	45,169	—
Cash and accrued income	2,427	2,427	—	—
Forward contracts	(67)	—	(67)	—
Total postretirement benefit plan assets	$1,354,431	$218,939	$1,135,492	$—
(a)	Mutual fund investments are comprised predominantly of equity securities of U.S. corporations with large capitalizations and also include funds invested in corporate equities in international and emerging markets and funds invested in long-term bonds.
(b)	Fixed income securities include funds that invest primarily in U.S. Treasuries and long-term bonds.
(c)	This category includes several money market funds used for managing overall liquidity.
(d)	This category includes investments in a number of funds representing a variety of strategies intended to diversify risks and reduce volatility. It includes event-driven credit and equity investments targeted at economic policy decisions, long and short positions in U.S. and international equities, arbitrage investments and emerging market equity investments.
(e)	This category includes investments in real estate funds (including office, industrial, residential and retail) primarily throughout the United States.

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

The Company does not currently have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company’s financial assets or liabilities is measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the years ended December 31, 2014 or 2013.

11. Share-based compensation plans

The Company provides share-based compensation to certain employees and non-employee directors in the form of stock appreciation rights, restricted stock units and other share-based awards. Awards issued prior to 2009 were issued pursuant to the 1991 Key Employee Stock Plan (the “1991 Plan”) or the 1996 Non-Employee Directors Stock Plan (the “1996 Plan”). Awards issued from 2009 through 2011 were issued pursuant to the Sonoco Products Company 2008 Long-Term Incentive Plan (the “2008 Plan”) and awards issued from 2012 through 2013 were issued pursuant to the Sonoco Products Company 2012 Long-Term Incentive Plan (the “2012 Plan”). Awards issued after 2013, were issued pursuant to the Sonoco Products Company 2014 Long-Term Incentive Plan (the “2014 Plan”), which became effective upon approval by the shareholders on April 16, 2014. The maximum number of shares of common stock that may be issued under the 2014 Plan was set at 10,381,533 shares, which includes all shares remaining under the 2012 Plan and an additional 4,500,000 shares authorized under the 2014 Plan. Awards granted under all previous plans which are forfeited, expire or are cancelled without delivery of shares, or which result in forfeiture of shares back to the Company, will be added to the total shares available under the 2014 Plan. At December 31, 2014, a total of 9,361,070 shares remain available for future grant under the 2014 Plan. After the effective date of the 2014 Plan, no awards may be granted under any previous plan. The Company issues new shares for stock appreciation right exercises and stock unit conversions. Although the Company from time to time has repurchased shares to replace its authorized shares issued under its stock compensation plans, there is no specific schedule or policy to do so. The Company’s stock-based awards to non-employee directors have not been material.

SONOCO 2014 ANNUAL REPORT	F17	FORM 10-K

Accounting for share-based compensation

For stock appreciation rights granted to retiree-eligible employees, the service completion date is assumed to be the grant date; therefore, expense associated with share-based compensation to these employees is recognized at that time.

Total compensation cost for share-based payment arrangements was $17,099, $11,472 and $8,851, for 2014, 2013 and 2012, respectively. The related tax benefit recognized in net income was $6,414, $4,163, and $3,113, for the same years, respectively. Share-based compensation expense is included in “Selling, general and administrative expenses” in the Consolidated Statements of Income.

An “excess” tax benefit is created when the tax deduction for an exercised stock appreciation right, exercised stock option or converted stock unit exceeds the compensation cost that has been recognized in income. The excess tax benefit is not recognized on the income statement, but rather on the balance sheet as “Capital in excess of stated value.” The additional net excess tax benefit realized was $4,126, $12,456 and $2,682 for 2014, 2013 and 2012, respectively.

Stock appreciation rights

Since 2006, the Company has granted stock appreciation rights (SARs) annually on a discretionary basis to key employees. These SARs are granted at market (had an exercise price equal to the closing market price on the date of grant), vest over 1 year, have seven-year terms and can be settled only in stock. Stock options, which were awarded prior to 2006, were granted at market, had 10-year terms and vested over one year. Both SARs and stock options are exercisable upon vesting. On February 12, 2014, the Company granted to employees a total of 960,490 stock-settled SARs. All SARs were granted at the closing market price on the date of grant. As of December 31, 2014, unrecognized compensation cost related to nonvested SARs totaled $198. This cost will be recognized over the remaining weighted-average vesting period of approximately two months.

The weighted-average fair value of SARs granted was $4.72, $6.57 and $8.42 per share in 2014, 2013 and 2012, respectively. The Company computed the estimated fair values of all SARs using the Black-Scholes option-pricing model applying the assumptions set forth in the following table:

	2014	2013	2012
Expected dividend yield	3.0%	3.9%	3.5%
Expected stock price volatility	18.4%	24.7%	32.3%
Risk-free interest rate	1.2%	0.6%	0.6%
Expected life of SARs	4 years	4 years	4 years

The assumptions employed in the calculation of the fair value of SARs were determined as follows:

•	Expected dividend yield – the Company’s annual dividend divided by the stock price at the time of grant.
•	Expected stock price volatility – based on historical volatility of the Company’s common stock measured weekly for a time period equal to the expected life.
•	Risk-free interest rate – based on U.S. Treasury yields in effect at the time of grant for maturities equal to the expected life.
•	Expected life – calculated using the simplified method as prescribed in U.S. GAAP, where the expected life is equal to the sum of the vesting period and the contractual term divided by two.

The following tables summarize information about stock options and SARs outstanding and exercisable at December 31, 2014. At December 31, 2014, the fair market value of the Company’s stock used to calculate intrinsic value was $43.70 per share.

	Options and SARs Vested and Expected to Vest
Range of Exercise Prices	Number Outstanding	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price	Aggregate Intrinsic Value
$23.69 - $32.03	717,049	3.2 years	$29.78	$9,981
$32.85 - $36.34	683,135	3.6 years	$34.47	$6,360
$38.11 - $41.58	957,460	6.1 years	$41.58	$2,033

$23.69 - $41.58	2,357,644	4.5 years	$35.89	$18,374

	Options and SARs Exercisable
Range of Exercise Prices	Number Exercisable	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price	Aggregate Intrinsic Value
$23.69 - $32.03	717,049	3.2 years	$29.78	$9,981
$32.85 - $36.34	683,135	3.6 years	$34.39	$6,360
$38.11 - $41.58	1,190	2.0 years	$39.25	$5

$23.69 - $41.58	1,401,374	3.4 years	$32.04	$16,346

The activity related to the Company’s stock options and SARs is as follows:

	Nonvested	Vested	Total	Weighted- average Exercise Price
Outstanding, December 31, 2013	838,607	2,166,080	3,004,687	$31.43
Vested	(838,997)	838,997	—
Granted	960,490	—	960,490	$41.58
Exercised	—	(1,589,503)	(1,589,503)	$30.86
Forfeited/Expired	(3,830)	(14,200)	(18,030)	$36.91

Outstanding, December 31, 2014	956,270	1,401,374	2,357,644	$35.91

The aggregate intrinsic value of options and SARs exercised during the years ended December 31, 2014, 2013 and 2011 was $17,328, $13,838 and $4,193, respectively. Cash received by the Company on option exercises was $5,951, $15,781 and $9,739 for the same years, respectively.

Performance-based stock awards

The Company has granted performance contingent restricted stock units (PCSUs) annually on a discretionary basis to certain of its executives and other members of its management team. Both the ultimate number of PCSUs awarded and the vesting period are dependent upon the degree to which performance targets are achieved over three-year performance periods. Half of the units

SONOCO 2014 ANNUAL REPORT	F18	FORM 10-K

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

For the awards granted in 2014 and 2013, the total PCSUs that could ultimately vest ranges from 284,205 to 852,615. The 2014 awards can range from 133,160 to 399,480 units and are tied to the three-year period ending December 31, 2016. The 2013 awards can range from 151,045 to 453,135 units and are tied to the three-year period ending December 31, 2015.

The three-year performance cycle for the 2012 awards was completed on December 31, 2014. Based on performance, only 160,868 stock units will be awarded, which was the minimum provided for under the award. A total of 144,780 stock units qualified for vesting on December 31, 2014 with an intrinsic value of $4,059. Approximately half of the remaining 16,088 stock units will vest on December 31, 2015, and the remaining amount will vest on December 31, 2016.

The three-year performance cycle for the 2011 awards was completed on December 31, 2013. Based on performance, 123,413 stock units were awarded, the minimum provided under the award. A total of 61,707 stock units vested on December 31, 2014, with the remaining 61,706 stock units vesting on December 31, 2015. The intrinsic value of the stock units vesting in 2014 was $1,955.

Noncash stock-based compensation associated with PCSUs totaled $9,719, $2,164 and $5,354 for 2014, 2013 and 2012, respectively. As of December 31, 2014, there was approximately $12,213 of total unrecognized compensation cost related to nonvested PCSUs. This cost is expected to be recognized over a weighted-average period of 14 months.

Restricted stock awards

From time to time, the Company grants awards of restricted stock units to certain of its executives and directors. These awards normally vest over a five-year period with one-third vesting on each of the third, fourth and fifth anniversaries of the grant, but may vest over a shorter period in some circumstances. A participant must be actively employed by, or serving as a director of, the Company on the vesting date for shares to be issued. However, in the event of the participant’s death, disability or retirement prior to full vesting, shares will be issued on a pro rata basis up through the time the participant’s employment or service ceases. Participants can elect to defer receipt. Once vested, these awards do not expire. As of December 31, 2014, a total of 229,182 restricted stock units remained outstanding, 108,103 of which were vested. During 2014, 31,387 restricted stock units vested and 2,555 restricted stock units were granted. Noncash stock-based compensation associated with restricted stock grants totaled $1,153, $869 and $365 for 2014, 2013 and 2012, respectively. As of December 31, 2014, there was $1,648 of total unrecognized compensation cost related to nonvested restricted stock units. This cost is expected to be recognized over a weighted-average period of 22 months.

The activity related to the PCSUs and restricted stock units is as follows:

	Nonvested	Vested	Total	Average Grant Date Fair Value Per Share
Outstanding, December 31, 2013	792,929	288,736	1,081,665	$29.85
Granted	272,185	1,176	273,361	$36.26
Performance adjustments	85,773	—	85,773	$34.91
Vested	(244,254)	244,254	—
Converted	—	(11,457)	(11,457)	$29.21
Dividend equivalents	4,755	8,787	13,542	$42.12

Outstanding, December 31, 2014	911,388	531,496	1,442,884	$31.55

Deferred compensation plans

Certain officers and directors of the Company may elect to defer a portion of their compensation in the form of stock units. Units are granted as of the day the cash compensation would have otherwise been paid using the closing price of the Company’s common stock on that day. The units immediately vest and earn dividend equivalents. Units are distributed in the form of common stock upon retirement over a period elected by the employee or director. Cash compensation totaling $1,544 was deferred as stock units during 2014, resulting in 37,440 units being granted.

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

12. Employee benefit plans

Retirement plans and retiree health and life insurance plans

The Company provides non-contributory defined benefit pension plans for a majority of its employees in the United States, and certain of its employees in Mexico, Belgium, Germany, Greece, France, and Turkey. The Company also sponsors contributory defined benefit pension plans covering the majority of its employees in the United Kingdom, Canada and the Netherlands.

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

SONOCO 2014 ANNUAL REPORT	F19	FORM 10-K

The Company also provides postretirement healthcare and life insurance benefits to a limited number of its retirees and their dependents in the United States and Canada, based on certain age and/or service eligibility requirements.

The components of net periodic benefit cost include the following:

	2014	2013	2012
Retirement Plans
Service cost	$21,826	$25,198	$23,551
Interest cost	73,505	67,235	69,928
Expected return on plan assets	(93,198)	(86,545)	(83,758)
Amortization of net transition obligation	405	438	483
Amortization of prior service cost	697	569	409
Amortization of net actuarial loss	26,523	43,776	37,904
Effect of settlement loss	—	1,947	70
Other	77	—	—
Net periodic benefit cost	$29,835	$52,618	$48,587
Retiree Health and Life Insurance Plans
Service cost	$726	$891	$820
Interest cost	1,034	942	1,120
Expected return on plan assets	(1,599)	(1,510)	(1,526)
Amortization of prior service credit	(1,381)	(2,969)	(6,491)
Amortization of net actuarial gain	(259)	—	(2)
Net periodic benefit income	$(1,479)	$(2,646)	$(6,079)

The following tables set forth the Plans’ obligations and assets at December 31:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2014	2013	2014	2013
Change in Benefit Obligation
Benefit obligation at January 1	$1,596,458	$1,734,556	$27,521	$32,581
Service cost	21,826	25,198	726	891
Interest cost	73,505	67,235	1,034	942
Plan participant contributions	486	528	1,049	1,040
Plan amendments	812	1,927	—	—
Actuarial loss/(gain)	278,428	(137,365)	736	(4,349)
Benefits paid	(91,078)	(90,403)	(3,568)	(3,542)
Impact of foreign exchange rates	(26,791)	(836)	(47)	(42)
Effect of settlements	—	(4,382)	—	—
Acquisitions	3,460	—	—	—
Benefit obligation at December 31	$1,857,106	$1,596,458	$27,451	$27,521

	Retirement Plans		Retiree Health and Life Insurance Plans
	2014	2013	2014	2013
Change in Plan Assets
Fair value of plan assets at January 1	$1,331,934	$1,267,386	$22,497	$21,183
Actual return on plan assets	144,209	134,229	2,323	2,795
Company contributions	53,020	31,591	875	1,126
Plan participant contributions	486	528	1,049	1,040
Benefits paid	(91,078)	(90,403)	(3,568)	(3,542)
Impact of foreign exchange rates	(23,849)	(952)	—	—
Effect of settlements	—	(4,382)	—	—
Expenses paid	(7,261)	(6,063)	(112)	(105)
Fair value of plan assets at December 31	$1,407,461	$1,331,934	$23,064	$22,497
Funded Status of the Plans	$(449,645)	$(264,524)	$(4,387)	$(5,024)

	Retirement Plans		Retiree Health and Life Insurance Plans
	2014	2013	2014	2013
Total Recognized Amounts in the Consolidated Balance Sheets
Noncurrent assets	$3,151	$7,374	$—	$—
Current liabilities	(12,759)	(13,034)	(831)	(801)
Noncurrent liabilities	(440,037)	(258,864)	(3,556)	(4,223)
Net liability	$(449,645)	$(264,524)	$(4,387)	$(5,024)

Items not yet recognized as a component of net periodic pension cost that are included in Accumulated Other Comprehensive Loss (Income) as of December 31, 2014 and 2013, are as follows:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2014	2013	2014	2013
Net actuarial loss	$725,714	$518,275	$(2,818)	$(3,178)
Prior service cost/(credit)	4,023	3,991	(103)	(1,438)
Net transition obligation	65	470	—	—
	$729,802	$522,736	$(2,921)	$(4,616)

SONOCO 2014 ANNUAL REPORT	F20	FORM 10-K

The amounts recognized in Other Comprehensive Loss/(Income) during December 31, 2014 and 2013 include the following:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2014	2013	2014	2013
Adjustments arising during the period:
Net actuarial loss/(gain)	$233,962	$(178,648)	$101	$(5,527)
Prior service cost/(credit)	729	1,902	(46)	—
Net settlements/curtailments	—	(1,947)	—	—
Reversal of amortization:
Net actuarial loss	(26,523)	(43,776)	259	—
Prior service cost/(credit)	(697)	(569)	1,381	2,969
Net transition obligation	(405)	(438)	—	—
Total recognized in other comprehensive loss/(income)	$207,066	$(223,476)	$1,695	$(2,558)
Total recognized in net periodic benefit cost and other comprehensive loss/(income)	$236,901	$(170,858)	$216	$(5,204)

Of the amounts included in Accumulated Other Comprehensive Loss/(Income) as of December 31, 2014, the portions the Company expects to recognize as components of net periodic benefit cost in 2015 are as follows:

	Retirement Plans	Retiree Health and Life Insurance Plans
Net actuarial loss	$40,691	$(22)
Prior service cost/(credit)	760	(104)
Net transition obligation	65	—
	$41,516	$(126)

The accumulated benefit obligation for all defined benefit plans was $1,799,216 and $1,539,382 at December 31, 2014 and 2013, respectively.

The projected benefit obligation (PBO), accumulated benefit obligation (ABO) and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were, $1,811,459, $1,757,235 and $1,358,663, respectively, as of December 31, 2014, and $1,510,804, $1,461,700 and $1,238,906, respectively, as of December 31, 2013.

The following table sets forth the Company’s projected benefit payments for the next ten years:

Year	Retirement Plans	Retiree Health and Life Insurance Plans
2015	$89,192	$2,814
2016	$87,516	$2,823
2017	$90,382	$2,753
2018	$92,880	$2,676
2019	$95,541	$2,558
2019-2023	$512,446	$10,041

Assumptions

The following tables set forth the major actuarial assumptions used in determining the PBO, ABO and net periodic cost:

Weighted-average assumptions used to determine benefit obligations at December 31	U.S. Retirement Plans	U.S. Retiree Health and Life Insurance Plans	Foreign Plans
Discount Rate
2014	4.00%	3.52%	3.49%
2013	4.78%	4.03%	4.51%
Rate of Compensation Increase
2014	3.99%	3.42%	3.51%
2013	3.99%	3.44%	3.80%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31	U.S. Retirement Plans	U.S. Retiree Health and Life Insurance Plans	Foreign Plans
Discount Rate
2014	4.78%	4.03%	4.51%
2013	3.90%	3.16%	4.36%
2012	4.45%	3.76%	4.98%
Expected Long-term Rate of Return
2014	7.66%	7.39%	5.57%
2013	7.65%	7.42%	5.57%
2012	7.79%	7.52%	6.10%
Rate of Compensation Increase
2014	3.99%	3.44%	3.80%
2013	4.29%	3.51%	3.46%
2012	4.63%	4.15%	3.45%

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

SONOCO 2014 ANNUAL REPORT	F21	FORM 10-K

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

Healthcare Cost Trend Rate	Pre-age 65	Post-age 65
2014	8.00%	8.00%
2013	8.00%	8.00%

Ultimate Trend Rate	Pre-age 65	Post-age 65
2014	5.60%	5.60%
2013	5.60%	5.60%

Year at which the Rate Reaches the Ultimate Trend Rate	Pre-age 65	Post-age 65
2014	2042	2044
2013	2045	2045

Increasing the assumed trend rate for healthcare costs by one percentage point would increase the accumulated postretirement benefit obligation (the APBO) and total service and interest cost component approximately $516 and $49, respectively. Decreasing the assumed trend rate for healthcare costs by one percentage point would decrease the APBO and total service and interest cost component approximately $472 and $44, respectively. Based on amendments to the U.S. plan approved in 1999, which became effective in 2003, cost increases borne by the Company are limited to the Urban CPI, as defined.

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

Also during 2009, the Company amended its U.S. Retiree Medical and Life Insurance Plan to freeze the Company subsidy for both pre- and post-Medicare retiree medical coverage at 2009 levels effective January 1, 2010, and to eliminate any early retirement reduction factor applied to the Company subsidy for pre-Medicare coverage for current retirees as of December 31, 2009. In addition, the Company will no longer provide post-Medicare retiree medical coverage to its active employees or post-1981 retirees, except for certain union groups. The impact of these changes was an overall reduction in the accumulated postretirement benefit obligation of $17,625, which was amortized over a period of 3.3 years. The benefit from amortizing these prior service credits ended in 2013.

Retirement plan assets

The following table sets forth the weighted-average asset allocations of the Company’s retirement plans at December 31, 2014 and 2013, by asset category.

Asset Category		U.S.	U.K.	Canada
Equity securities	2014	49.9%	49.2%	56.8%
	2013	53.2%	53.9%	64.0%
Debt securities	2014	37.8%	49.6%	43.0%
	2013	34.5%	44.8%	35.4%
Alternative	2014	12.2%	—%	—%
	2013	12.0%	—%	—%
Cash and short-term investments	2014	0.1%	1.2%	0.2%
	2013	0.3%	1.3%	0.6%
Total	2014	100.0%	100.0%	100.0%
	2013	100.0%	100.0%	100.0%

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

At December 31, 2014, postretirement benefit plan assets totaled $1,407,461, of which $1,068,535 were assets of the U.S. Defined Benefit Plans.

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

United Kingdom defined benefit plan

The equity investments consist of direct ownership and funds and are diversified among U.K. and international stocks of small and large capitalizations. The current target allocation (midpoint) for the investment portfolio is: Equity Securities – 48%, Debt Securities – 51%, Alternative – 0% and Cash – 1%.

SONOCO 2014 ANNUAL REPORT	F22	FORM 10-K

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

Retiree health and life insurance plan assets

The following table sets forth the weighted-average asset allocations by asset category of the Company’s retiree health and life insurance plan.

Asset Category	December 31, 2014	December 31, 2013
Equity securities	59.1%	59.1%
Debt securities	34.5%	34.0%
Alternative	6.3%	6.6%
Cash	0.1%	0.3%
Total	100.0%	100.0%

Contributions

Based on current actuarial estimates, the Company anticipates that the total contributions to its retirement plans and retiree health and life insurance plans, excluding contributions to the Sonoco Savings Plan, will be approximately $36,200 in 2015. No assurances can be made, however, about funding requirements beyond 2015, as they will depend largely on actual investment returns and future actuarial assumptions.

Sonoco Investment and Retirement Plan

The Sonoco Investment and Retirement Plan (SIRP) is a defined contribution pension plan provided for the Company’s salaried and non-union U.S. employees who were hired on or after January 1, 2004, or those former participants in the Company’s U.S. qualified defined benefit pension plan who elected to transfer into the SIRP under a one-time option effective January 1, 2010. The Company makes an annual contribution of 4% of all eligible pay plus 4% of eligible pay in excess of the Social Security wage base to eligible participant accounts. Participants are fully vested after five years of service or upon reaching age 55, if earlier. The Company’s expenses related to the plan for 2014, 2013 and 2012 were approximately $12,079, $11,974 and $10,350, respectively. Cash contributions to the SIRP totaled $12,049, $9,290 and $8,920 in 2014, 2013 and 2012, respectively.

Sonoco Savings Plan

The Sonoco Savings Plan is a defined contribution retirement plan provided for the Company’s U.S. employees. The plan provides for participant contributions of 1% to 30% of gross pay. Since January 1, 2010, the Company has matched 50% on the first 4% of compensation contributed by the participant as pretax contributions. The Company’s expenses related to the plan for 2014, 2013 and 2012 were approximately $11,400, $10,700 and $8,920, respectively.

Other plans

The Company also provides retirement and postretirement benefits to certain other non-U.S. employees through various Company-sponsored and local government sponsored defined contribution arrangements. For the most part, the liabilities related to these arrangements are funded in the period they arise. The Company’s expenses for these plans were not material for all years presented.

13. Income taxes

The provision for taxes on income for the years ended December 31 consists of the following:

	2014	2013	2012
Pretax income
Domestic	$224,683	$217,305	$202,594
Foreign	114,437	87,264	84,480
Total pretax income	$339,120	$304,569	$287,074
Current
Federal	$40,600	$32,691	$57,424
State	6,889	2,207	5,891
Foreign	31,129	25,089	22,123
Total current	$78,618	$59,987	$85,438
Deferred
Federal	$29,078	$33,937	$13,552
State	5,067	4,080	6,303
Foreign	(3,841)	(1,801)	(1,534)
Total deferred	$30,304	$36,216	$18,321
Total taxes	$108,922	$96,203	$103,759

Deferred tax liabilities/(assets) are comprised of the following at December 31:

	2014	2013
Depreciation	$129,832	$117,752
Intangibles	197,990	161,707
Gross deferred tax liabilities	$327,822	$279,459
Retiree health benefits	$(5,306)	$(7,468)
Foreign loss carryforwards	(70,874)	(83,033)
U.S. Federal loss carryforwards	(11,102)	(19,553)
Capital loss carryforwards	—	(3,053)
Employee benefits	(183,527)	(120,551)
Accrued liabilities and other	(103,225)	(79,574)
Gross deferred tax assets	$(374,034)	$(313,232)
Valuation allowance on deferred tax assets	$63,231	$60,856
Total deferred taxes, net	$17,019	$27,083

Federal operating loss carryforwards of approximately $31,700 remain from the Tegrant acquisition. The use of these losses is limited by U.S. tax law, but it is expected that these losses will be fully utilized prior to their expiration. These carryforwards expire at various times between 2023 and 2031, depending on the year incurred. The Company does not have any other U.S. federal operating loss carryforwards. Foreign subsidiary loss carryforwards of approximately $284,300 remain at December 31, 2014. Their use is limited to future taxable earnings of the respective foreign subsidiaries. Approximately $221,500 of these loss carryforwards do

SONOCO 2014 ANNUAL REPORT	F23	FORM 10-K

not have an expiration date. Of the remaining foreign subsidiary loss carryforwards, approximately $17,900 expire within the next five years and approximately $44,900 expire between 2020 and 2034. Approximately $10,000 of state loss carryforwards and $15,000 of state credit carryforwards remain at December 31, 2014. These state loss and credit carryforwards are limited to future taxable earnings of the respective legal entity and expire between 2015 and 2029.

Results for the year ended December 31, 2014, include an out-of-period adjustment to record a valuation allowance on deferred tax assets primarily related to the pension plan of a foreign subsidiary. This valuation allowance should have been established in prior years when the deferred tax assets were recognized. The cumulative adjustment made to correct this error resulted in a reduction of reported long-term deferred income tax assets of $11,516, with a corresponding increase in accumulated other comprehensive loss through a decrease in current period comprehensive income. The effect of this error was not considered material to the Company’s current financial statements or to any of the Company’s previously issued financial statements.

A reconciliation of the U.S. federal statutory tax rate to the actual consolidated tax expense is as follows:

	2014		2013		2012
Statutory tax rate	$118,692	35.0%	$106,599	35.0%	$100,476	35.0%
State income taxes, net of federal tax benefit	8,465	2.5	6,146	2.0%	4,444	1.5%
Valuation allowance	(2,992)	(0.9)	(747)	(0.2)%	5,201	1.8%
Tax examinations including change in reserve for uncertain tax positions	(2,109)	(0.6)	(1,421)	(0.5)%	424	0.1%
Adjustments to prior year deferred taxes	(3,720)	(1.1)	(672)	(0.2)%	(2,111)	(0.7)%
Foreign earnings taxed at other than U.S. rates	(9,621)	(2.8)	(6,639)	(2.1)%	(8,224)	(2.9)%
U.S. taxes on dividends from foreign subsidiaries	—	—	—	—%	11,744	4.1%
Effect of tax rate changes enacted during the year	81	—	(915)	(0.3)%	(1,399)	(0.5)%
Deduction related to qualified production activities	(4,003)	(1.2)	(3,819)	(1.3)%	(4,325)	(1.5)%
Other, net	4,129	1.2	(2,329)	(0.8)%	(2,471)	(0.8)%
Total taxes	$108,922	32.1%	$96,203	31.6%	$103,759	36.1%

The change in “Tax examinations including change in reserve for uncertain tax positions” is shown net of associated deferred taxes and accrued interest. Included in the change are net increases of approximately $3,500, $4,500 and $4,300 for uncertain items arising in 2014, 2013 and 2012, respectively. Also included are adjustments related to prior year items, primarily decreases related to lapses of statutes of limitations in international, federal and state jurisdictions as well as overall changes in facts and judgment. These adjustments decreased the reserve by a total of approximately $(5,600), $(5,400) and $(3,800) in 2014, 2013 and 2012, respectively.

In many of the countries in which the Company operates, earnings are taxed at rates lower than in the U.S. This benefit is reflected in “Foreign earnings taxed at other than U.S. rates” along with other items, if any, that impacted taxes on foreign earnings in the periods presented.

The benefits included in “Adjustments to prior year deferred taxes” for each of the years presented consist primarily of adjustments to deferred tax assets and liabilities arising from the availability of more accurate estimates and the correction of errors that arose in, and are immaterial to, prior years.

During 2012, the Company initiated a repatriation of approximately $260,000 of cash from certain foreign subsidiaries and accrued the U.S. tax liability associated with these payments, most of which were a return of capital, at that time. The repatriation was completed in 2013.

Undistributed earnings of international subsidiaries totaled approximately $687,000 at December 31, 2014. Deferred taxes have not been provided on the undistributed earnings, as the Company considers these amounts to be indefinitely reinvested to finance the growth and expansion of its international operations. Computation of the potential deferred tax liability associated with those unremitted earnings deemed to be indefinitely reinvested is not practicable. If such amounts were remitted, loaned to the Company, or the stock in the foreign subsidiaries sold, these earnings could become subject to tax.

Reserve for uncertain tax positions

The following table sets forth the reconciliation of the gross amounts of unrecognized tax benefits at the beginning and ending of the periods indicated:

	2014	2013	2012
Gross Unrecognized Tax Benefits at January 1	$28,800	$31,300	$32,800
Increases in prior years’ unrecognized tax benefits	6,800	1,100	4,300
Decreases in prior years’ unrecognized tax benefits	(5,500)	(1,800)	(4,200)
Increases in current year’s unrecognized tax benefits	4,600	4,100	4,300
Decreases in unrecognized tax benefits from the lapse of statutes of limitations	(5,900)	(5,300)	(4,700)
Settlements	(2,800)	(600)	(1,200)
Gross Unrecognized Tax Benefits at December 31	$26,000	$28,800	$31,300

Of the unrecognized tax benefit balances at December 31, 2014 and December 31, 2013, approximately $18,400 and $22,200, respectively, would have an impact on the effective tax rate if ultimately recognized.

Interest and/or penalties related to income taxes are reported as part of income tax expense. The Company had approximately $2,800 and $4,100 accrued for interest related to uncertain tax positions at December 31, 2014 and December 31, 2013, respectively. Tax expense for the year ended December 31, 2014, includes approximately $900 of interest benefit, which is comprised of an interest benefit of approximately $2,400 related to the expiration of statutes of limitations and other releases and interest expense of $1,500 on unrecognized tax benefits. The amounts listed above for accrued interest and interest expense do not reflect

SONOCO 2014 ANNUAL REPORT	F24	FORM 10-K

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

The Company has $1,500 of reserves for uncertain tax benefits for which it believes it is reasonably possible that a resolution may be reached within the next twelve months. The estimate for the potential outcome of any uncertain tax issue is highly judgmental. The Company believes it has adequately provided for any reasonably foreseeable outcome related to these matters. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the effective tax rate may fluctuate significantly on a quarterly basis.

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

Fox River

The Site

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

Operating Units 2-5

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

Pending lawsuits

On June 12, 2008, NCR and Appleton Papers, Inc. (API), as plaintiffs, commenced suit in the United States District Court for the Eastern District of Wisconsin (No. 8-CV-16-WCG) against U.S. Mills, as one of a number of defendants, seeking a declaratory judgment allocating among all the parties the costs and damages associated with the pollution and cleanup of the Operating Units 2 – 5. The suit also seeks damages from the defendants for amounts already spent by the plaintiffs, including natural resource damages, and future amounts to be spent by all parties with regard to the pollution and cleanup of the Operating Units 2 – 5. On December 16, 2009, the court issued an order which concluded that, under the equities of the case, NCR and API were not entitled to any contribution from U.S. Mills and other defendants, thereby granting the defendants’ motions for summary judgment and denying the plaintiffs’ motions for summary judgment. Subsequent to the December 2009 ruling, U.S. Mills and other defendants made motions to have the court rule that, on the same basis as the December 2009 ruling, NCR would be responsible for any costs that U.S. Mills and the other defendants might incur, or have incurred—past, present and future. These motions have been granted by the court. The orders in this case were appealed to the United States Court of Appeals for the Seventh Circuit (7th Circuit). The 7th Circuit has remanded the case to the District Court for reconsideration.

On October 14, 2010, the EPA and WDNR filed suit against NCR, API (now named Appvion), U.S. Mills and nine other defendants in the United States District Court for the Eastern District of Wisconsin (District Court) (No. 10-CV-910-WCG) pursuant to Sections 106 and 107 of CERCLA. The plaintiffs seek to recover unreimbursed costs incurred for activities undertaken in response to the release and threatened release of hazardous substances from facilities at or near Operating Units 2 – 5 as well as damages for injury to, loss of, and destruction of natural resources resulting from such releases. The plaintiffs also seek a ruling that the defendants are liable for future response costs of the plaintiffs and requiring the defendants to comply with the unilateral Administrative Order for Remedial Action discussed above and in prior filings. On March 26, 2014, U.S. Mills and five other defendants reached a conditional agreement with the EPA and WDNR to settle various issues in the litigation related to Operating Units 2 – 5. U.S. Mills’ portion of the proposed settlement is $14,700. The settlement was approved by the District Court on February 6, 2015, but the approval is subject to being, and is expected to be, appealed. The deadline for filing appeals is March 9, 2015. The terms of the settlement will protect U.S. Mills from contribution claims under Section 106 of CERCLA, but not from claims by Appvion under Section 107. U.S. Mills plans to continue to defend its interests in pending lawsuits related to Operating Units 2 – 5 vigorously.

Since 2007, the Company has expensed a total of $78,475 for potential liabilities associated with Operating Units 2 – 5 (including $17,650 for remediation at the Site) and through December 31,

SONOCO 2014 ANNUAL REPORT	F25	FORM 10-K

2014, has spent a total of $40,700, including $14,467 for remediation, $14,700 for the funding of the proposed settlement with the EPA and WDNR, and $11,533 for all other costs, primarily legal fees, leaving a reserve of $37,775 remaining at December 31, 2014 for potential liabilities associated with Operating Units 2 – 5 (including the Site). However, the actual costs associated with the cleanup of Operating Units 2 – 5 are dependent upon many factors and it is possible that remediation costs could be higher than the current estimate. Because of the continuing uncertainties in the estimated costs of remediation and continuing uncertainties surrounding U.S. Mills’ allocable share, including a potentially favorable resolution, the Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts accrued and the resolution of these matters could have an adverse effect on the Company’s financial position, results of operations or cash flows. The Company believes that the maximum additional exposure to its consolidated financial position beyond what has been reserved at December 31, 2014 is limited to the equity position of U.S. Mills, which was approximately $100,000 at December 31, 2014. However, if the approved settlement ultimately survives the expected appeal, and the Appvion claim is substantially narrowed, a significant portion of the $37,775 accrued as of December 31, 2014 may be reversed resulting in the recognition of a gain in the Company’s Consolidated Financial Statements.

Tegrant

On November 8, 2011, the Company completed the acquisition of Tegrant. During its due diligence, the Company identified several potentially environmentally contaminated sites. The total remediation cost of these sites was estimated to be $18,850 at the time of the acquisition and an accrual in this amount was recorded on Tegrant’s opening balance sheet. Since the acquisition, the Company has spent a total of $539 on remediation of these sites. During 2014, the Company increased its reserves for these sites by $324 in order to reflect its best estimate of what it is likely to pay in order to complete the remediation. At December 31, 2014 and 2013, the Company’s accrual for Tegrant’s environmental contingencies totaled $18,635 and $18,429, respectively. The Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts accrued with respect to this exposure. However, the Company does not believe that the resolution of this matter has a reasonable possibility of having a material adverse effect on the Company’s financial statements.

Village of Rockton

On September 15, 2014, the Village of Rockton, Illinois instituted 81 actions against the Company in the Circuit Court for the Seventeenth Judicial Circuit, Winnebago, Illinois. Each action seeks to assess penalties of up to $0.75 per day since December 2, 2007 for violations of one of three sections of the Municipal Code that: (a) require lots or premises to be maintained in a safe and sanitary condition at all times; (b) make it unlawful for any substance which shall be dangerous or detrimental to health to be allowed to exist in connection with any business, be used therein or used in any work or labor carried on in the Village and prohibit any health menace be permitted to exist in connection with business or in connection with any such work or labor; and (c) make it unlawful for any ashes, rubbish, tin cans and all combustibles to be deposited or dumped upon any lot or land in the Village, and require that they be deposited or dumped in the area set aside for that purpose. The actions relate to a paper plant in the Village closed by the Company in 2008 that the Company is in the process of remediating through the Illinois Environmental Protection Agency’s “brownfields” program. The Com pany has removed the cases to the United States District Court for the Northern District of Illinois (Civil Action No. 14-cv-50228) and plans to vigorously defend its interests while continuing to participate in the “brownfields” program.

Other environmental matters

The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time. However, the Company does not believe that the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company’s financial statements.

Summary

As of December 31, 2014 and 2013, the Company (and its subsidiaries) had accrued $59,253 and $73,032, respectively, related to environmental contingencies. Of these, a total of $37,775 and $52,124 relate to U.S. Mills at December 31, 2014 and 2013, respectively. These accruals are included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets. U.S. Mills recognized a $40,825 benefit in 2008 from settlements reached and proceeds received on certain insurance policies covering the Fox River contamination. U.S. Mills’ two remaining insurance carriers are in liquidation. It is possible that U.S. Mills may recover from these carriers a small portion of the costs it ultimately incurs. U.S. Mills may also be able to reallocate some of the costs it incurs among other parties. There can be no assurance that such claims for recovery or reallocation would be successful and no amounts have been recognized in the Company’s Consolidated Financial Statements for such potential recovery or reallocation.

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

Commitments

As of December 31, 2014, the Company had long-term obligations to purchase electricity and steam, which it uses in its production processes, as well as long-term purchase commitments for certain raw materials, principally old corrugated containers. These purchase commitments require the Company to make total payments of approximately $246,200, as follows: $73,600 in 2015; $76,000 in 2016; $49,600 in 2017, $19,700 in 2018 and a total of $27,300 from 2019 through 2023.

15. Shareholders’ equity and earnings per share

Stock repurchases

The Company occasionally repurchases shares of its common stock to satisfy employee tax withholding obligations in association with the exercise of stock appreciation rights and performance-

SONOCO 2014 ANNUAL REPORT	F26	FORM 10-K

based stock awards. These repurchases, which are not part of a publicly announced plan or program, totaled 126,670 shares during 2014, 575,845 shares during 2013, and 126,765 shares during 2012, at a cost of $5,378 and $22,187 and $4,167, respectively.

The Company’s Board of Directors has authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. During 2014 and 2013, a total of 2,000,000 and 132,500 shares, respectively, were repurchased at a cost of $82,422 and $5,052, respectively. At December 31, 2014, a total of 2,867,500 shares remain available for repurchase.

Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:

	2014	2013	2012
Numerator:
Net income attributable to Sonoco	$239,165	$219,113	$196,010
Denominator:
Weighted average common shares outstanding	102,215,000	102,577,000	101,804,000
Dilutive effect of stock-based compensation	957,000	671,000	769,000
Diluted outstanding shares	103,172,000	103,248,000	102,573,000
Per common share:
Net income attributable to Sonoco:
Basic	$2.34	$2.14	$1.93
Diluted	$2.32	$2.12	$1.91

The Company paid dividends totaling $1.27, $1.23, and $1.19 per share in 2014, 2013 and 2012, respectively.

Certain stock appreciation rights to purchase shares of the Company’s common stock are not dilutive because the exercise price is greater than the market price of the stock at the end of the fiscal year or they have not fully vested. The average number of shares that were not dilutive and therefore not included in the computation of diluted income per share was as follows for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Anti-dilutive stock appreciation rights	719,841	1,100,233	2,440,270

These stock appreciation rights may become dilutive in future periods if the market price of the Company’s common stock appreciates. No adjustments were made to reported net income in the computation of earnings per share.

Noncontrolling interests

In October 2014, as part of its acquisition of the Weidenhammer Packaging Group (“Weidenhammer”), the Company acquired a 65% ownership in Weidenhammer’s Chilean affiliate—Weidenhammer Chile Ltda. The Company’s Consolidated Balance Sheets include 100% of the Chilean subsidiary with the partner’s 35% share, totaling $974 at December 31, 2014, reflected as “Noncontrolling Interests.”

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

The Protective Solutions segment includes the following products: custom-engineered paperboard-based and expanded foam protective packaging and components; and temperature-assurance packaging.

Restructuring charges, asset impairment charges, insurance settlement gains, acquisition-related costs, interest expense and interest income are included in income before income taxes under “Corporate.”

SONOCO 2014 ANNUAL REPORT	F27	FORM 10-K

The following table sets forth financial information about each of the Company’s business segments:

	Years ended December 31
	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Corporate	Consolidated
Total Revenue
2014	$1,966,989	$665,947	$2,010,160	$487,171	$—	$5,130,267
2013	1,898,690	626,976	1,958,762	473,278	—	4,957,706
2012	1,920,114	583,435	1,937,523	453,626	—	4,894,698
Intersegment Sales[1]
2014	$4,092	$1,592	$107,712	$2,337	$—	$115,733
2013	5,157	1,968	99,882	2,607	—	109,614
2012	7,493	2,253	96,696	2,127	—	108,569
Sales to Unaffiliated Customers
2014	$1,962,897	$664,355	$1,902,448	$484,834	$—	$5,014,534
2013	1,893,533	625,008	1,858,880	470,671	—	4,848,092
2012	1,912,621	581,182	1,840,827	451,499	—	4,786,129
Income Before Income Taxes[2]
2014	$199,407	$25,277	$162,269	$34,003	$(81,836)	$339,120
2013	187,130	20,806	138,094	40,084	(81,545)	304,569
2012	176,768	20,397	141,351	36,912	(88,354)	287,074
Identifiable Assets[3]
2014	$1,583,855	$507,784	$1,299,356	$564,468	$254,533	$4,209,996
2013	1,282,726	518,975	1,290,353	552,121	335,116	3,979,291
2012	1,298,381	503,172	1,316,606	566,608	491,298	4,176,065
Depreciation, Depletion and Amortization[4]
2014	$75,782	$17,034	$83,076	$22,826	$—	$198,718
2013	74,127	18,049	82,392	23,103	—	197,671
2012	75,556	15,753	83,329	25,765	—	200,403
Capital Expenditures
2014	$63,117	$9,432	$73,636	$22,238	$8,653	$177,076
2013	48,770	7,422	88,556	15,908	11,786	172,442
2012	58,284	9,170	112,298	8,889	26,221	214,862
[1]	Intersegment sales are recorded at a market-related transfer price.
[2]	Included in Corporate are restructuring, asset impairment charges, acquisition-related charges and property insurance settlement gains associated with the following segments:

	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Corporate	Total
2014	$12,536	$4,042	$4,340	$1,527	$7,000	$29,445
2013	14,003	2,326	6,785	1,545	159	24,818
2012	9,638	2,632	12,787	2,792	519	28,368

The remaining amounts reported as Corporate consist of interest expense and interest income.
[3]	Identifiable assets are those assets used by each segment in its operations. Corporate assets consist primarily of cash and cash equivalents, investments in affiliates, headquarters facilities, deferred income taxes and prepaid expenses.
[4]	Depreciation, depletion and amortization incurred at Corporate are allocated to the reportable segments.

SONOCO 2014 ANNUAL REPORT	F28	FORM 10-K

Geographic regions

Sales to unaffiliated customers and long-lived assets by geographic region are as follows:

	2014	2013	2012
Sales to Unaffiliated Customers
United States	$3,285,017	$3,231,135	$3,165,772
Europe	841,452	751,806	768,667
Canada	292,163	299,243	338,657
All other	595,902	565,908	513,033
Total	$5,014,534	$4,848,092	$4,786,129
Long-lived Assets
United States	$1,738,648	$1,878,728	$1,910,824
Europe	685,765	288,407	275,884
Canada	184,879	205,095	229,129
All other	117,249	109,010	117,071
Total	$2,726,541	$2,481,240	$2,532,908

Sales are attributed to countries/regions based upon the plant location from which products are shipped. Long-lived assets are comprised of property, plant and equipment, goodwill, intangible assets and investment in affiliates (see Notes 6 and 7).

17. Accumulated other comprehensive loss

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable, for the years ended December 31, 2014 and 2013:

	Foreign Currency Items	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$3,234	$(472,333)	$(6,727)	$(475,826)
Other comprehensive income/(loss) before reclassifications	(28,386)	111,269	3,992	86,875
Amounts reclassified from accumulated other comprehensive loss to net income	—	27,958	2,392	30,350
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	81	81
Other comprehensive income/(loss)	(28,386)	139,227	6,465	117,306
Balance at December 31, 2013	$(25,152)	$(333,106)	$(262)	$(358,520)
Other comprehensive income/(loss) before reclassifications	(104,699)	(159,828)	(3,507)	(268,034)
Amounts reclassified from accumulated other comprehensive loss to net income	—	17,648	(2,191)	15,457
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	(2)	(2)
Other comprehensive income/(loss)	(104,699)	(142,180)	(5,700)	(252,579)
Balance at December 31, 2014	$(129,851)	$(475,286)	$(5,962)	$(611,099)

SONOCO 2014 ANNUAL REPORT	F29	FORM 10-K

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013	Affected Line Item in the Consolidated Statements of Net Income
Gains and losses on cash flow hedges
Foreign exchange contracts	$252	$4,603	Net Sales
Foreign exchange contracts	2,776	(2,996)	Cost of sales
Commodity contracts	505	(5,455)	Cost of sales
	3,533	(3,848)	Total before tax
	(1,342)	1,456	Tax benefit
	$2,191	$(2,392)	Net of tax
Defined benefit pension items
Amortization of defined benefit pension items	$(19,489)	$(32,821)	Cost of sales
Amortization of defined benefit pension items	(6,496)	(10,940)	Selling, general, and administrative
	(25,985)	(43,761)	Total before tax
	8,337	15,803	Tax benefit
	(17,648)	(27,958)	Net of tax
Total reclassifications for the period	$(15,457)	$(30,350)	Net of tax

The cumulative tax benefit on Derivative Financial Instruments was $3,655 and $165 at December 31, 2014 and 2013, respectively. The tax benefit on Derivative Financial Instruments increased by $3,490 and decreased by $(3,880) during the years ended December 31, 2014 and 2013, respectively.

The cumulative tax benefit on Defined Benefit Plans was $256,840 and $189,668 at December 31, 2014 and 2013, respectively. The tax benefit on Defined Benefit Plans increased by $67,172 and decreased by $(88,567) during the years ended December 31, 2014 and 2013, respectively.

The change in defined benefit plans includes pretax changes of $(590) and $1,754 during the years ended December 31, 2014 and 2013, related to one of the Company’s equity method investments.

SONOCO 2014 ANNUAL REPORT	F30	FORM 10-K

18. Selected quarterly financial data

The following table sets forth selected quarterly financial data of the Company:

(unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Net sales	$1,185,626	$1,247,380	$1,263,574	$1,317,954
Gross profit	212,303	231,737	227,664	249,595
Restructuring/Asset impairment charges	(1,992)	(3,671)	(5,908)	(11,221)
Net income attributable to Sonoco	52,302	61,484	70,924	54,455
Per common share:
Net income attributable to Sonoco:
- basic	$0.51	$0.60	$0.69	$0.54
- diluted	0.50	0.59	0.69	0.53
Cash dividends
- common	0.31	0.32	0.32	0.32
Market price
- high	43.75	44.00	44.65	44.69
- low	39.52	40.20	38.82	35.64
2013
Net sales	$1,179,213	$1,226,256	$1,227,749	$1,214,874
Gross profit	205,716	222,564	224,037	221,187
Restructuring/Asset impairment charges	(4,289)	(8,678)	(5,818)	(6,253)
Net income attributable to Sonoco	48,139	54,988	61,240	54,746
Per common share:
Net income attributable to Sonoco:
- basic	$0.47	$0.54	$0.60	$0.53
- diluted	0.47	0.53	0.59	0.53
Cash dividends
- common	0.30	0.31	0.31	0.31
Market price
- high	35.05	35.93	39.80	41.82
- low	29.75	32.03	34.65	37.85

SONOCO 2014 ANNUAL REPORT	F31	FORM 10-K

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

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014. In conducting management’s evaluation as described above, Weidenhammer Packaging Group (Weidenhammer), acquired October 31, 2014, was excluded. The operations of Weidenhammer, which are included in the Company’s 2014 consolidated financial statements, constituted approximately 1.0% of the Company’s consolidated revenues and approximately 8.9% of total assets as of December 31, 2014. PricewaterhouseCoopers LLP (PwC), our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014, and has issued a report, which appears at the beginning of Item 8 of this Annual Report on Form 10-K.

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

Item 9B. Other information

Not applicable.

SONOCO 2014 ANNUAL REPORT	34	FORM 10-K

PART III

Item 10. Directors, executive officers and corporate governance

The information set forth in the Company’s definitive Proxy Statement for the annual meeting of shareholders to be held on April 15, 2015 (the Proxy Statement), under the captions “Proposal 1: Election of Directors,” “Information Concerning Directors Whose Terms Continue,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference. Information about executive officers of the Company is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

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

Audit Committee Members – The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The audit committee is comprised of the following members: Thomas E. Whiddon, Chairman; Harry A. Cockrell; Edgar H. Lawton III; John E. Linville; and Marc D. Oken.

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

Equity Compensation Plan Information

The following table sets forth aggregated information about all of the Company’s compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance as of December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[1] (c)
Equity compensation plans approved by security holders	4,060,756	$35.89	9,361,070
Equity compensation plans not approved by security holders	—	—	—
Total	4,060,756	$35.89	9,361,070
[1]	The Sonoco Products Company 2014 Long-term Incentive Plan was adopted at the Company’s 2014 Annual Meeting of Shareholders. The maximum number of shares of common stock that may be issued under this plan was set at 10,381,533 shares, which includes all shares remaining under the 2012 Plan and an additional 4,500,000 shares authorized under the 2014 Plan. Awards granted under all previous plans which are forfeited, expire or are cancelled without delivery of shares, or which result in forfeiture of shares back to the Company, will be added to the total shares available under the 2014 Plan. At December 31, 2014, a total of 9,361,070 shares remain available for future grant under the 2014 Plan.

SONOCO 2014 ANNUAL REPORT	35	FORM 10-K

The weighted-average exercise price of $35.89 relates to stock options and stock appreciation rights, which account for 2,357,644 of the 4,060,756 securities issuable upon exercise. The remaining 1,703,112 securities relate to deferred compensation stock units, performance-contingent restricted stock units and restricted stock unit awards that have no exercise price requirement.

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

SONOCO 2014 ANNUAL REPORT	36	FORM 10-K

PART IV

Item 15. Exhibits and financial statement schedules

(a)	1	Financial Statements – The following financial statements are provided under Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K:

		– Report of Independent Registered Public Accounting Firm

		– Consolidated Balance Sheets as of December 31, 2014 and 2013

		– Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012

		– Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012

		– Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012

		– Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

		– Notes to Consolidated Financial Statements

	2	Financial Statement Schedules

		Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2014, 2013 and 2012.

Column A	Column B	Column C—Additions			Column D		Column E
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other		Deductions		Balance at End of Year
2014
Allowance for Doubtful Accounts	$9,771	2,350	$(411)[1]		$3,163	[2]	$8,547
LIFO Reserve	18,146	(238)[3]					17,908
Valuation Allowance on Deferred Tax Assets	60,856	828	5,367	[4]	3,820	[5]	63,231
2013
Allowance for Doubtful Accounts	$7,252	$2,006	$1,444	[1]	$931	[2]	$9,771
LIFO Reserve	19,476	(1,330)[3]					18,146
Valuation Allowance on Deferred Tax Assets	61,563	2,315	831	[4]	3,853	[5]	60,856
2012
Allowance for Doubtful Accounts	$7,125	$2,821	$209	[1]	$2,903	[2]	$7,252
LIFO Reserve	20,184	(708)[3]					19,476
Valuation Allowance on Deferred Tax Assets	55,713	5,689	609	[4]	448	[5]	61,563

[1] Includes translation adjustments and other insignificant adjustments.
[2] Includes amounts written off.
[3] Includes adjustments based on pricing and inventory levels.
[4] Includes translation adjustments and increases to deferred tax assets which were previously fully reserved.
[5] Includes utilization of capital loss carryforwards, net operating loss carryforwards and other deferred tax assets.
All other schedules not included have been omitted because they are not required, are not applicable or the required information is given in the financial statements or notes thereto.

3	Exhibits

3-1	Articles of Incorporation, as amended (incorporated by reference to the Registrant’s Form 8-K filed on February 8, 2012)

3-2	By-Laws, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended July 1, 2012)

4-1	Indenture, dated as of June 15, 1991, between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

4-2	First Supplemental Indenture, dated as of June 23, 2004, between Registrant and The Bank of New York, as Trustee (including form of 5.625% Notes due 2016) (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 2004)

SONOCO 2014 ANNUAL REPORT	37	FORM 10-K

4-3	Second Supplemental Indenture, dated as of November 1, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee (including form of 5.75% Notes due 2040) (incorporated by reference to Registrant’s Form 8-K filed October 28, 2010)

4-4	Form of Third Supplemental Indenture (including form of 4.375% Notes due 2021), between Sonoco Products Company and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Registrant’s Form 8-K filed October 27, 2011)

4-5	Form of Fourth Supplemental Indenture (including form of 5.75% Notes due 2040), between Sonoco Products Company and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Registrant’s Form 8-K filed October 27, 2011)

10-1	1991 Sonoco Products Company Key Employee Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10-2	Sonoco Products Company 1996 Non-employee Directors’ Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10-3	Sonoco Retirement and Savings Plan (formerly the Sonoco Savings Plan), as amended (incorporated by reference to the Registrant’s Form S-8 filed October 28, 2002 (File No. 333-100799)) and further amended January 1, 2013 (incorporated by reference to Form 10-K for the year ended December 31, 2012)

10-4	Sonoco Products Company 2008 Long-term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2008)

10-5	Sonoco Products Company 2012 Long-term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 18, 2012)

10-6	Sonoco Products Company 2014 Long-term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2014)

10-7	Deferred Compensation Plan for Key Employees of Sonoco Products Company (a.k.a. Deferred Compensation Plan for Corporate Officers of Sonoco Products Company), as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-8	Omnibus Benefit Restoration Plan of Sonoco Products Company, amended and restated as of January 1, 2015

10-9	Deferred Compensation Plan for Outside Directors of Sonoco Products Company, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-10	Performance-based Annual Incentive Plan for Executive Officers (incorporated by reference to the Registrant’s Proxy Statement for the April 19, 2000, Annual Meeting of Shareholders)

10-11	Form of Executive Bonus Life Agreement between the Company and certain executive officers (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 26, 2004)

10-12	Credit Agreement, effective October 2, 2014 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2014)

10-13	Sonoco Products Company Amended and Restated Trust Agreement for Executives, as of October 15, 2008 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-14	Sonoco Products Company Amended and Restated Directors Deferral Trust Agreement, as of October 15, 2008 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-15	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 8, 2011 (incorporated by reference to Registrant’s Form 8-K filed February 14, 2011)

10-16	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 7, 2012 (incorporated by reference to Registrant’s Form 8-K filed February 13, 2012)

10-17	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 12, 2013 (incorporated by reference to Registrant’s Form 8-K filed February 19, 2013)

10-18	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 12, 2014 (incorporated by reference to Registrant’s Form 8-K filed February 18, 2014)

SONOCO 2014 ANNUAL REPORT	38	FORM 10-K

10-19	Description of Stock Appreciation Rights, Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 11, 2015 (incorporated by reference to Registrant’s Form 8-K filed February 17, 2015)

12	Statements regarding Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm with respect to Registrant’s Form 10-K

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

99	Proxy Statement, filed in conjunction with annual shareholders’ meeting scheduled for April 15, 2015 (to be filed within 120 days after December 31, 2014)

101	The following materials from Sonoco Products Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Changes in Total Equity for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) Notes to the Consolidated Financial Statements.

SONOCO 2014 ANNUAL REPORT	39	FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of March 2015.

SONOCO PRODUCTS COMPANY

/s/ M.J. Sanders
M.J. Sanders
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 2nd day of March 2015.

/s/ Barry L. Saunders
Barry L. Saunders
Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)

SONOCO 2014 ANNUAL REPORT	40	FORM 10-K

/s/ H.E. DeLoach Jr. H.E. DeLoach, Jr.	Director (Executive Chairman)

/s/ M.J. Sanders M.J. Sanders	President, Chief Executive Officer and Director

/s/ H.A. Cockrell H.A. Cockrell	Director

/s/ P.L. Davies P.L. Davies	Director

/s/ J.R. Haley J.R. Haley	Director

/s/ E.H. Lawton III E.H. Lawton, III	Director

/s/ J.E. Linville J.E. Linville	Director

/s/ B.J. McGarvie B.J. McGarvie	Director

/s/ J.M. Micali J.M. Micali	Director

/s/ M.D. Oken M.D. Oken	Director

/s/ T.E. Whiddon T.E. Whiddon

* R.G. Kyle	Director

* S. Nagarajan	Director

*	Elected to the Board in February 2015

SONOCO 2014 ANNUAL REPORT	41	FORM 10-K

EXHIBIT INDEX

3-1	Articles of Incorporation, as amended (incorporated by reference to the Registrant’s Form 8-K filed on February 8, 2012)

3-2	By-Laws, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended July 1, 2012)

4-1	Indenture, dated as of June 15, 1991, between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

4-2	First Supplemental Indenture, dated as of June 23, 2004, between Registrant and The Bank of New York, as Trustee (including form of 5.625% Notes due 2016) (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 2004)

4-3	Second Supplemental Indenture, dated as of November 1, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee (including form of 5.75% Notes due 2040) (incorporated by reference to Registrant’s Form 8-K filed October 28, 2010)

4-4	Form of Third Supplemental Indenture (including form of 4.375% Notes due 2021), between Sonoco Products Company and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Registrant’s Form 8-K filed October 27, 2011)

4-5	Form of Fourth Supplemental Indenture (including form of 5.75% Notes due 2040), between Sonoco Products Company and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Registrant’s Form 8-K filed October 27, 2011)

10-1	1991 Sonoco Products Company Key Employee Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10-2	Sonoco Products Company 1996 Non-employee Directors’ Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10-3	Sonoco Retirement and Savings Plan (formerly the Sonoco Savings Plan), as amended (incorporated by reference to the Registrant’s Form S-8 filed October 28, 2002 (File No. 333-100799)), and further amended January 1, 2013 (incorporated by reference to Form 10-K for the year ended December 31, 2012)

10-4	Sonoco Products Company 2008 Long-term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2008)

10-5	Sonoco Products Company 2012 Long-term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 18, 2012)

10-6	Sonoco Products Company 2014 Long-term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2014)

10-7	Deferred Compensation Plan for Key Employees of Sonoco Products Company (a.k.a. Deferred Compensation Plan for Corporate Officers of Sonoco Products Company), as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-8	Omnibus Benefit Restoration Plan of Sonoco Products Company, amended and restated as of January 1, 2015

10-9	Deferred Compensation Plan for Outside Directors of Sonoco Products Company, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-10	Performance-based Annual Incentive Plan for Executive Officers (incorporated by reference to the Registrant’s Proxy Statement for the April 19, 2000, Annual Meeting of Shareholders)

10-11	Form of Executive Bonus Life Agreement between the Company and certain executive officers (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 26, 2004)

10-12	Credit Agreement, effective October 2, 2014 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2014)

10-13	Sonoco Products Company Amended and Restated Trust Agreement for Executives, as of October 15, 2008 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-14	Sonoco Products Company Amended and Restated Directors Deferral Trust Agreement, as of October 15, 2008 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-15	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 8, 2011 (incorporated by reference to Registrant’s Form 8-K filed February 14, 2011)

10-16	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 7, 2012 (incorporated by reference to Registrant’s Form 8-K filed February 13, 2012)

10-17	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 12, 2013 (incorporated by reference to Registrant’s Form 8-K filed February 19, 2013)

10-18	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 12, 2014 (incorporated by reference to Registrant’s Form 8-K filed February 18, 2014)

10-19	Description of Stock Appreciation Rights, Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 11, 2015 (incorporated by reference to Registrant’s Form 8-K filed February 17, 2015)

12	Statements regarding Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm with respect to Registrant’s Form 10-K

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

99	Proxy Statement, filed in conjunction with annual shareholders’ meeting scheduled for April 15, 2015 (to be filed within 120 days after December 31, 2014)

101	The following materials from Sonoco Products Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Changes in Total Equity for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) Notes to the Consolidated Financial Statements.