Form 10-Q
period 2015-03-29
SONOCO PRODUCTS CO
filed 2015-04-29
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at April 16, 2015:
Common stock, no par value: 100,899,718

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	March 29, 2015	December 31, 2014*
Assets
Current Assets
Cash and cash equivalents	$200,804	$161,168
Trade accounts receivable, net of allowances	688,997	668,710
Other receivables	58,464	44,411
Inventories:
Finished and in process	149,123	151,150
Materials and supplies	254,362	269,126
Prepaid expenses	48,576	56,761
Deferred income taxes	25,512	38,957
	1,425,838	1,390,283
Property, Plant and Equipment, Net	1,102,481	1,148,607
Goodwill	1,151,170	1,182,936
Other Intangible Assets, Net	261,378	280,935
Long-term Deferred Income Taxes	40,958	40,059
Other Assets	173,332	167,176
Total Assets	$4,155,157	$4,209,996
Liabilities and Equity
Current Liabilities
Payable to suppliers	$506,335	$511,630
Accrued expenses and other	290,846	332,599
Notes payable and current portion of long-term debt	51,936	52,280
Accrued taxes	15,432	8,936
	864,549	905,445
Long-term Debt, Net of Current Portion	1,200,509	1,200,885
Pension and Other Postretirement Benefits	436,900	444,231
Deferred Income Taxes	90,008	95,062
Other Liabilities	42,635	41,598
Commitments and Contingencies
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 100,899 and 100,603 shares issued and outstanding at March 29, 2015 and December 31, 2014, respectively	7,175	7,175
Capital in excess of stated value	398,224	396,980
Accumulated other comprehensive loss	(669,325)	(611,099)
Retained earnings	1,769,553	1,714,067
Total Sonoco Shareholders’ Equity	1,505,627	1,507,123
Noncontrolling Interests	14,929	15,652
Total Equity	1,520,556	1,522,775
Total Liabilities and Equity	$4,155,157	$4,209,996

*
The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended
	March 29, 2015	March 30, 2014
Net sales	$1,203,264	$1,185,626
Cost of sales	979,817	973,323
Gross profit	223,447	212,303
Selling, general and administrative expenses	96,665	123,750
Restructuring/Asset impairment charges	(359)	1,992
Income before interest and income taxes	127,141	86,561
Interest expense	13,775	13,284
Interest income	554	641
Income before income taxes	113,920	73,918
Provision for income taxes	27,138	23,169
Income before equity in earnings of affiliates	86,782	50,749
Equity in earnings of affiliates, net of tax	1,046	1,476
Net income	$87,828	$52,225
Net loss attributable to noncontrolling interests	92	77
Net income attributable to Sonoco	$87,920	$52,302
Weighted average common shares outstanding:
Basic	101,283	102,771
Diluted	102,167	103,767
Per common share:
Net income attributable to Sonoco:
Basic	$0.87	$0.51
Diluted	$0.86	$0.50
Cash dividends	$0.32	$0.31
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended
	March 29, 2015	March 30, 2014
Net income	$87,828	$52,225
Other comprehensive income/(loss):
Foreign currency translation adjustments	(63,294)	(7,359)
Changes in defined benefit plans, net of tax	6,273	4,174
Changes in derivative financial instruments, net of tax	(1,205)	236
Other comprehensive (loss)	(58,226)	(2,949)
Comprehensive income	29,602	49,276
Net loss attributable to noncontrolling interests	92	77
Other comprehensive loss attributable to noncontrolling interests	631	119
Comprehensive income attributable to Sonoco	$30,325	$49,472
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended
	March 29, 2015	March 30, 2014
Cash Flows from Operating Activities:
Net income	$87,828	$52,225
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	275	492
Depreciation, depletion and amortization	51,877	47,179
Gain on reversal of Fox River environmental reserves	(32,543)	—
Share-based compensation expense	3,878	5,560
Equity in earnings of affiliates	(1,046)	(1,476)
Cash dividends from affiliated companies	450	900
Gain on disposition of assets	(8,369)	(872)
Pension and postretirement plan expense	13,012	9,113
Pension and postretirement plan contributions	(17,017)	(43,515)
Tax effect of share-based compensation exercises	3,404	1,664
Excess tax benefit of share-based compensation	(3,400)	(1,758)
Net increase in deferred taxes	4,140	2,388
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Trade accounts receivable	(37,038)	(68,142)
Inventories	(6,066)	(3,185)
Payable to suppliers	4,091	12,722
Prepaid expenses	(1,147)	(1,348)
Accrued expenses	(986)	5,509
Income taxes payable and other income tax items	15,365	25,388
Other assets and liabilities	(19,219)	2,620
Net cash provided by operating activities	57,489	45,464
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(40,954)	(37,717)
Proceeds from the sale of assets	30,708	2,299
Investment in affiliates and other, net	33	22
Net cash used in investing activities	(10,213)	(35,396)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	14,127	14,156
Principal repayment of debt	(12,802)	(10,461)
Net decrease in outstanding checks	8,752	182
Excess tax benefit of share-based compensation	3,400	1,758
Cash dividends	(32,263)	(31,725)
Shares acquired	(7,591)	(10,678)
Shares issued	1,165	1,867
Net cash used in financing activities	(25,212)	(34,901)
Effects of Exchange Rate Changes on Cash	17,572	(1,327)
Net Increase/(Decrease) in Cash and Cash Equivalents	39,636	(26,160)
Cash and cash equivalents at beginning of period	161,168	217,567
Cash and cash equivalents at end of period	$200,804	$191,407
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 1: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three months ended March 29, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.$0
With respect to the unaudited condensed consolidated financial information of the Company for the three-month periods ended March 29, 2015 and March 30, 2014 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 29, 2015 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Note 2: New Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and not recorded as separate assets. This update is effective for reporting periods beginning after December 15, 2015, and is to be applied on a retrospective basis. The Company plans to adopt ASU 2015-03 in the first quarter of 2016. As the Company's debt issuance costs are not material, implementation of this update will not have a material impact on the Company's consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, "Revenue From Contracts With Customers." ASU 2014-09 changes the definitions/criteria used to determine when revenue should be recognized from being based on risks and rewards to being based on control. It also changes the manner in which variable consideration is recognized, requires recognition of the time value of money when payment terms exceed one year, provides clarification on accounting for contract costs, and expands disclosure requirements. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016. The Company is still assessing the impact of ASU 2014-09 on its consolidated financial statements. However, due to the nature of the Company's business and its standard terms of sale, there is likely to be little practical difference for Sonoco between the current transfer of risks and rewards model and the new transfer of control model. In addition, few of the Company's sales, if any, contain an element of variable consideration or have payment terms exceeding one year. Accordingly, we do not expect the implementation of ASU 2014-09 to have a material impact on the Company's consolidated financial statements.
During the three-month period ended March 29, 2015, there have been no other newly issued nor newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements. Further, at March 29, 2015, there were no other pronouncements pending adoption that are expected to have a material impact on the Company’s consolidated financial statements.

Note 3: Acquisitions
On April 1, 2015, subsequent to the end of the quarter, the Company acquired a 67% controlling interest in Graffo Paranaense de Embalagens S/A (Graffo), a flexible packaging business located in Brazil, for an all-cash purchase price of 50.5 million Brazilian Reals (approximately $15,600), Graffo serves the confectionery, dairy, pharmaceutical and industrial markets in Brazil and has approximately 230 employees. The allocation of the purchase price to the fair values of the tangible and intangible assets acquired and liabilities assumed will be completed as the valuations are finalized later in the second quarter of 2015.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

On October 31, 2014, the Company completed the acquisition of Weidenhammer Packaging Group (“Weidenhammer”), a manufacturer of composite cans, drums, and luxury tubes, as well as rigid plastic containers using thin-walled injection molding technology with in-mold labeling. Total consideration paid for Weidenhammer was $355,316, subject to adjustment for the change in working capital to the date of close. The amount of the adjustment is expected to be finalized in the second quarter of 2015. As the acquisition was completed near the end of the year, the allocation of the purchase price reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, was based on provisional estimates of the fair value of the tangible and intangible assets acquired and liabilities assumed. During the first quarter of 2015, the Company continued to finalize its valuations of certain assets and liabilities based on new information obtained about facts and circumstances that existed as of the acquisition date. The Company will complete the valuation of all remaining assets and liabilities, including, but not limited to, income taxes and environmental reserves, within 12 months from the date of the acquisition.
Acquisition-related costs of $1,166 and $24 were incurred in the three months ended March 29, 2015 and March 30, 2014, respectively. Acquisition-related costs consist primarily of legal and professional fees and are included in "Selling, general and administrative expenses" in the Company's Condensed Consolidated Statements of Income.

Note 4: Shareholders' Equity
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 29, 2015	March 30, 2014
Numerator:
Net income attributable to Sonoco	$87,920	$52,302
Denominator:
Weighted average common shares outstanding:
Basic	101,283,000	102,771,000
Dilutive effect of stock-based compensation	884,000	996,000
Diluted	102,167,000	103,767,000
Reported net income attributable to Sonoco per common share:
Basic	$0.87	$0.51
Diluted	$0.86	$0.50
Certain stock appreciation rights to purchase shares of the Company's common stock are not dilutive because the exercise price is greater than the market price of the stock at the end of the reporting period. The average number of stock appreciation rights that were not dilutive and therefore not included in the computation of diluted earnings per share was 395,883 and 643,827 during the three-month periods ended March 29, 2015 and March 30, 2014, respectively. No adjustments were made to reported net income attributable to Sonoco in the computations of earnings per share.
Stock Repurchases
The Company’s Board of Directors has authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. A total of 2,000,000 and 132,500 shares were repurchased under this authorization in 2014 and 2013, respectively. During the three months ended March 29, 2015, no additional shares were purchased; accordingly, at March 29, 2015, a total of 2,867,500 shares remain available for repurchase.
The Company frequently repurchases shares of its common stock to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 166,485 shares in the three months ended March 29, 2015 at a cost of $7,591, and 48,581 shares in the three months ended March 30, 2014 at a cost of $2,043.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Dividend Declarations
On February 11, 2015 , the Board of Directors declared a regular quarterly dividend of $0.32 per share. This dividend was paid on March 10, 2015 to all shareholders of record as of February 25, 2015.
On April 15, 2015, the Board of Directors declared a regular quarterly dividend of $0.35 per share. This dividend is payable June 10, 2015 to all shareholders of record as of May 15, 2015.

Note 5: Restructuring and Asset Impairment
The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2015 and 2014 are reported as “2015 Actions” and “2014 Actions,” respectively. Actions initiated prior to 2014, all of which were substantially complete at March 29, 2015, are reported as “2013 and Earlier Actions.”
Following are the total restructuring and asset impairment charges/(credits), net of adjustments, and gains on dispositions recognized by the Company during the periods presented:

	2015	2014
	March 29, 2015	March 30, 2014
Restructuring/Asset impairment:
2015 Actions	$(851)	$—
2014 Actions	342	1,399
2013 and Earlier Actions	150	593
Restructuring/Asset impairment (income)/charges	$(359)	$1,992
Income tax benefit	$(11,591)	$(411)
Costs attributable to noncontrolling interests, net of tax	(15)	(4)
Total impact of restructuring/asset impairment (income)/charges, net of tax	$(11,965)	$1,577
Pre-tax restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Condensed Consolidated Statements of Income.
The Company expects to recognize future additional charges totaling approximately $3,100 in connection with announced restructuring actions, when recognizable in accordance with GAAP, and believes that the majority of these charges will be incurred and paid by the end of 2015. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions may be undertaken.
2015 Actions
During 2015, the Company announced the closure of a rigid paper facility in the United States (part of the Consumer Packaging segment). The Company also sold a portion of its metal ends and closures business in the United States (part of the Consumer Packaging segment). In addition, approximately 102 positions were eliminated in the first quarter of 2015 in conjunction with the Company's announced organizational effectiveness efforts, which are on-going.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Below is a summary of 2015 Actions and related expenses by segment and by type incurred and estimated to be incurred through completion.

2015 Actions	First Quarter 2015	Estimated Total Cost
Severance and Termination Benefits
Consumer Packaging	$2,201	$4,101
Paper and Industrial Converted Products	3,028	3,028
Corporate	1,166	1,616
Asset Impairment / Disposal of Assets
Consumer Packaging	(7,331)	(7,331)
Paper and Industrial Converted Products	2	2
Other Costs
Consumer Packaging	75	175
Paper and Industrial Converted Products	8	8
Total Charges and Adjustments	$(851)	$1,599
The following table sets forth the activity in the 2015 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2015 Actions	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity 2015 Year to Date
Liability at December 31, 2014	$—	$—	$—	$—
2015 charges	6,395	(7,329)	83	(851)
Cash receipts/(payments)	(2,079)	29,128	(83)	26,966
Asset write downs/disposals	—	(21,799)	—	(21,799)
Foreign currency translation	(78)	—	—	(78)
Liability at March 29, 2015	$4,238	$—	$—	$4,238
Included in "Asset Impairment/Disposal of Assets" above is a gain of $7,331 from the sale of a portion of the Company's metal ends and closures business, including two production facilities in Canton, Ohio. The Company received proceeds of $29,128 from the sale of this business. Assets disposed of in connection with the sale included: net fixed assets of $9,806, inventory of $7,051, goodwill of $1,727, and other intangible assets of $3,516. Liabilities of $303 were assumed by the buyer and disposed of under the terms of the sale. Beneficial tax attributes associated with this disposition provided an income tax benefit of approximately $9,200.
"Other costs" consist primarily of costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance. The Company expects to pay the majority of the remaining 2015 Actions restructuring costs by the end of 2015 using cash generated from operations.
2014 Actions
During 2014, the Company announced the closures of a tube and core plant in Canada (part of the Paper and Industrial Converted Products segment); a molded foam plant in the United States and a temperature-assured packaging plant in the United States (both part of the Protective Solutions segment); and two recycling facilities - one in the United States and one in Brazil (both part of the Paper and Industrial Converted Products segment). The Consumer Packaging segment also realized significant cash and non-cash restructuring charges as the result of halting the planned start up of a rigid paper facility in Europe following the acquisition of Weidenhammer Packaging Group. In addition, the Company continued to realign its cost structure, resulting in the elimination of approximately 125 positions.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Below is a summary of 2014 Actions and related expenses by segment and by type incurred and estimated to be incurred through completion.

2014 Actions	First Quarter 2015	First Quarter 2014	Total Incurred to Date	Estimated Total Cost
Severance and Termination Benefits
Consumer Packaging	$—	$650	$850	$850
Display and Packaging	—	—	594	594
Paper and Industrial Converted Products	99	265	3,376	3,376
Protective Solutions	(32)	—	729	729
Asset Impairment / Disposal of Assets
Consumer Packaging	—	—	2,446	2,446
Paper and Industrial Converted Products	—	473	781	781
Protective Solutions	33	—	368	368
Other Costs
Consumer Packaging	32	11	5,278	5,328
Display and Packaging	—	—	5	5
Paper and Industrial Converted Products	115	—	762	812
Protective Solutions	95	—	432	532
Total Charges and Adjustments	$342	$1,399	$15,621	$15,821
The following table sets forth the activity in the 2014 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2014 Actions	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity 2015 Year to Date
Liability at December 31, 2014	$859	$—	$463	$1,322
2015 charges	111	33	293	437
Adjustments	(44)	—	(51)	(95)
Cash receipts/(payments)	(451)	—	(690)	(1,141)
Asset write downs/disposals	—	(33)	—	(33)
Foreign currency translation	(11)	—	(15)	(26)
Liability at March 29, 2015	$464	$—	$—	$464
Included in "Asset Impairment/Disposal of Assets" above is impairment of a former temperature-assured packaging facility in the United States. “Other costs” consist primarily of costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance. The Company expects to pay the majority of the remaining 2014 Actions restructuring costs by the end of 2015 using cash generated from operations.
2013 and Earlier Actions
2013 and Earlier Actions are comprised of a number of plant closures and workforce reductions initiated prior to 2014. Charges for these actions in both 2015 and 2014 relate primarily to the cost of plant closures including severance, equipment removal, plant security, property taxes and insurance. Partially offsetting these charges were gains from the sale of a former service center in Finland, closed in 2011.
The Company expects to recognize future pretax charges of approximately $450 associated with 2013 and Earlier Actions.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Below is a summary of expenses/(income) incurred by segment for 2013 and Earlier Actions for the three-month periods ended March 29, 2015 and March 30, 2014.

2013 & Earlier Actions	First Quarter 2015	First Quarter 2014
Consumer Packaging	$—	$(1)
Display and Packaging	—	247
Paper and Industrial Converted Products	150	296
Protective Solutions	—	51
Total Charges and Adjustments	$150	$593
The accrual for 2013 and Earlier Actions totaled $1,542 and $1,990 at March 29, 2015 and December 31, 2014, respectively, and is included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. The accrual relates primarily to environmental remediation costs at a former paper mill in the United States and unpaid severance. The Company expects the majority of both the liability and the future costs associated with 2013 and Earlier Actions to be paid by the end of 2015 using cash generated from operations.

Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in the balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the three months ended March 29, 2015 and March 30, 2014:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(5,962)	$(475,286)	$(129,851)	$(611,099)
Other comprehensive income/(loss) before reclassifications	(1,039)	—	(63,294)	(64,333)
Amounts reclassified from accumulated other comprehensive loss to net income	71	6,273	—	6,344
Amounts reclassified from accumulated other comprehensive loss to fixed assets	(237)	—	—	(237)
Net current-period other comprehensive income/(loss)	(1,205)	6,273	(63,294)	(58,226)
Balance at March 29, 2015	$(7,167)	$(469,013)	$(193,145)	$(669,325)

Balance at December 31, 2013	$(262)	$(333,106)	$(25,152)	$(358,520)
Other comprehensive income/(loss) before reclassifications	1,350	—	(7,359)	(6,009)
Amounts reclassified from accumulated other comprehensive loss to net income	(1,125)	4,174	—	3,049
Amounts reclassified from accumulated other comprehensive loss to fixed assets	11	—	—	11
Net current-period other comprehensive income/(loss)	236	4,174	(7,359)	(2,949)
Balance at March 30, 2014	$(26)	$(328,932)	$(32,511)	$(361,469)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The following table summarizes the effects on net income of significant amounts classified out of each component of accumulated other comprehensive loss for the three months ended March 29, 2015 and March 30, 2014:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended
Details about Accumulated Other Comprehensive Loss Components	March 29, 2015	March 30, 2014	Affected Line Item in the Condensed Consolidated Statements of Net Income
Gains and losses on cash flow hedges
Foreign exchange contracts	$1,302	$(999)	Net sales
Foreign exchange contracts	1,024	1,862	Cost of sales
Commodity contracts	(2,423)	717	Cost of sales
	(97)	1,580	Total before tax
	26	(455)	Tax (provision)/benefit
	$(71)	$1,125	Net of tax
Defined benefit pension items
Amortization of defined benefit pension items(a)	$(7,445)	$(4,667)	Cost of sales
Amortization of defined benefit pension items(a)	(2,481)	(1,556)	Selling, general and administrative
	(9,926)	(6,223)	Total before tax
	3,653	2,049	Tax benefit
	$(6,273)	$(4,174)	Net of tax
Total reclassifications for the period	$(6,344)	$(3,049)	Net of tax

(a)	See Note 10 for additional details.
At March 29, 2015, the Company had commodity contracts outstanding to fix the costs of certain anticipated purchases of natural gas and aluminum, and foreign currency contracts to hedge certain anticipated foreign currency denominated sales and purchases. These contracts, which have maturities ranging from April 2015 to March 2016, qualify as cash flow hedges under U.S. GAAP. The amounts included in accumulated other comprehensive loss related to these cash flow hedges were net losses of $11,721 ($7,167 after tax) at March 29, 2015, and losses of $9,617 ($5,962 after tax) at December 31, 2014.
The cumulative tax benefit on Cash Flow Hedges included in Accumulated Other Comprehensive Loss was $4,554 at March 29, 2015, and $3,655 at December 31, 2014. During the three month period ended March 29, 2015, the tax benefit on Cash Flow Hedges changed by $899 .
The cumulative tax benefit on Defined Benefit Pension Items was $253,187 at March 29, 2015, and $256,840 at December 31, 2014. During the three month period ended March 29, 2015, the tax benefit on Defined Benefit Pension Items decreased by $(3,653) .
During the three month period ended March 29, 2015, changes in noncontrolling interests included foreign currency translation adjustments of $(631).

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 7: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill by segment for the three months ended March 29, 2015 is as follows:

	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Goodwill at December 31, 2014	$513,556	$204,629	$243,586	$221,165	$1,182,936
Dispositions	(1,727)	—	—	—	(1,727)
Foreign currency translation	(19,126)	—	(10,913)	—	(30,039)
Other	—	—	—	—	—
Goodwill at March 29, 2015	$492,703	$204,629	$232,673	$221,165	$1,151,170
The Company disposed of goodwill totaling $(1,727) in connection with the sale of a portion of the Company's metal ends and closures business, including two production facilities in Canton, Ohio. See Note 5 for additional information.
The Company assesses goodwill for impairment annually and from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. As part of this testing, the Company analyzes certain qualitative and quantitative factors in determining goodwill impairment. In its most recent assessment, completed in the third quarter of 2014, the Company concluded that there was no impairment of goodwill for any of its reporting units. The assessment reflected a number of significant management assumptions and estimates including the Company's forecast of sales volumes and prices, profit margins, income taxes, capital expenditures and changes in working capital requirements. Changes in these assumptions and/or discount rates could materially impact the Company's conclusions.
Although no reporting units failed the assessments noted above, in management’s opinion, the reporting units having the greatest risk of future impairment if actual results fall significantly short of expectations are Plastics – Blowmolding, Display and Packaging, and Tubes and Cores/Paper - Brazil. Total goodwill associated with these reporting units was approximately $119,000, $204,600, and $2,800, respectively, at March 29, 2015. A large portion of sales in the Display and Packaging reporting unit is concentrated in one customer. Management expects to retain this business; however, if a significant amount were lost and not replaced, it is possible that a goodwill impairment charge would be incurred.
There were no triggering events identified between the most recent annual impairment test and March 29, 2015.

Other Intangible Assets
A summary of other intangible assets as of March 29, 2015 and December 31, 2014 is as follows:

	March 29, 2015	December 31, 2014
Other Intangible Assets, gross
Patents	$12,721	$13,883
Customer lists	372,633	385,466
Trade names	19,246	19,366
Proprietary technology	17,739	17,786
Land use rights	314	320
Other	1,281	1,309
Other Intangible Assets, gross	$423,934	$438,130
Accumulated Amortization	$(162,556)	$(157,195)
Other Intangible Assets, net	$261,378	$280,935
Other intangible assets are amortized on a straight-line basis over their respective useful lives, which generally range from three to forty years. The Company has no intangibles with indefinite lives.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

During the first quarter of 2015, the Company disposed of customer lists totaling $3,516 in connection with the sale of a portion of the Company's metal ends and closures business, including two production facilities in Canton, Ohio. See Note 5 for additional information.
Aggregate amortization expense was $8,150 and $6,863 for the three months ended March 29, 2015 and March 30, 2014, respectively. Amortization expense on other intangible assets is expected to total approximately $33,900 in 2015, $32,600 in 2016, $31,900 in 2017, $31,300 in 2018 and $29,500 in 2019.

Note 8: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	March 29, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$1,200,509	$1,338,655	$1,200,885	$1,322,795
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
Cash Flow Hedges
At March 29, 2015 and December 31, 2014, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. To the extent considered effective, the changes in fair value of these contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which the hedged item impacts earnings. The Company has determined all hedges to be highly effective and as a result no material ineffectiveness has been recorded.
Commodity Cash Flow Hedges
The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas and aluminum. At March 29, 2015, natural gas swaps covering approximately 4.2 MMBTUs were outstanding. These contracts represent approximately 85% and 5% of anticipated U.S. and Canadian usage for the remainder of 2015 and 2016, respectively. Additionally, the Company had swap contracts covering 2,759 metric tons of aluminum and 4,620 short tons of OCC, representing approximately 41% and 1% of anticipated usage for the remainder of 2015, respectively. Also at March 29, 2015, the Company had a swap covering 360,000 gallons of benzene serving as a proxy hedge for the purchase of high impact polystyrene. This swap represents approximately 11% of anticipated purchases in 2015. The fair values of the Company’s commodity cash flow hedges netted to loss positions of $(5,813) and $(6,086) at March 29, 2015 and December 31, 2014, respectively. The amount of the loss included in Accumulated Other Comprehensive Loss at March 29, 2015, that is expected to be reclassified to the income statement during the next twelve months is $(5,655).
Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases forecast to occur in 2015. The net positions of these contracts at March 29, 2015 were as follows (in thousands):

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Currency	Action	Quantity
Colombian peso	purchase	13,112,256
Mexican peso	purchase	287,704
Canadian dollar	purchase	45,175
Russian ruble	purchase	30,183
Turkish lira	purchase	5,262
Polish zloty	purchase	874
British pound	sell	(769)
New Zealand dollar	sell	(2,499)
Euro	sell	(2,783)
Australian dollar	sell	(5,141)
The fair value of these foreign currency cash flow hedges netted to loss positions of $(5,944) and $(3,526) at March 29, 2015 and December 31, 2014, respectively. During the three months ended March 29, 2015, certain foreign currency cash flow hedges related to construction in progress were settled as the related capital expenditures were made. Losses from these hedges totaling $(237) were reclassified from accumulated other comprehensive loss and included in the carrying value of the assets acquired. During the next twelve months, a loss of $(5,724) is expected to be reclassified from Accumulated Other Comprehensive Loss to the income statement.
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
The net positions of these contracts at March 29, 2015, were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	28,330,708
Mexican peso	purchase	193,849
Canadian dollar	purchase	12,483
Euro	purchase	6,847
British pound	sell	(5,000)
The fair value of the Company’s other derivatives was $(1,135) and $(1,098) at March 29, 2015 and December 31, 2014, respectively.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

 The following table sets forth the location and fair values of the Company’s derivative instruments at March 29, 2015 and December 31, 2014:

Description	Balance Sheet Location	March 29, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$—	$—
Commodity Contracts	Other assets	$—	$—
Commodity Contracts	Accrued expenses and other	$(5,698)	$(5,808)
Commodity Contracts	Other liabilities	$(115)	$(278)
Foreign Exchange Contracts	Prepaid expenses	$1,179	$574
Foreign Exchange Contracts	Accrued expenses and other	$(7,123)	$(4,100)
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Prepaid expenses	$92	$68
Foreign Exchange Contracts	Accrued expenses and other	$(1,227)	$(1,166)
While certain of the Company’s derivative contract arrangements with its counterparties provide for the ability to settle contracts on a net basis, the Company reports its derivative positions on a gross basis. There are no collateral arrangements or requirements in these agreements.

Location of Gain or (Loss) Recognized in Income Statement
The following tables set forth the effect of the Company’s derivative instruments on financial performance for the three months ended March 29, 2015 and March 30, 2014:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships:
Three months ended March 29, 2015
Foreign Exchange Contracts	$146	Net sales	$1,302	Net sales	$—
		Cost of sales	$1,024
Commodity Contracts	$(2,110)	Cost of sales	$(2,423)	Cost of sales	$40
Three months ended March 30, 2014
Foreign Exchange Contracts	$(776)	Net sales	$(999)	Net sales	$—
		Cost of sales	$1,862
Commodity Contracts	$2,676	Cost of sales	$717	Cost of sales	$(20)

Description	Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Derivatives not Designated as Hedging Instruments:
Three months ended March 29, 2015
Foreign Exchange Contracts	Cost of sales	$(45)
	Selling, general and administrative	$8
Three months ended March 30, 2014
Foreign Exchange Contracts	Cost of sales	$37
	Selling, general and administrative	$56

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
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	March 29, 2015	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(5,813)	$—	$(5,813)	$—
Foreign exchange contracts	(5,944)	—	(5,944)	—
Non-hedge derivatives, net:
Foreign exchange contracts	(1,135)	—	(1,135)	—
Deferred compensation plan assets	951	951	—	—

Description	December 31, 2014	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(6,086)	$—	$(6,086)	$—
Foreign exchange contracts	(3,526)	—	(3,526)	—
Non-hedge derivatives, net:
Foreign exchange contracts	(1,098)	—	(1,098)	—
Deferred compensation plan assets	944	944	—	—
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
The Company does not currently have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company’s financial assets or liabilities is measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the three-month period ended March 29, 2015.

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

The components of net periodic benefit cost include the following:

	Three Months Ended
	March 29, 2015	March 30, 2014
Retirement Plans
Service cost	$5,253	$5,167
Interest cost	16,933	17,897
Expected return on plan assets	(22,726)	(22,753)
Amortization of net transition obligation	40	99
Amortization of prior service cost	180	163
Amortization of net actuarial loss	9,728	6,302
Net periodic benefit cost	$9,408	$6,875
Retiree Health and Life Insurance Plans
Service cost	$178	$173
Interest cost	222	257
Expected return on plan assets	(393)	(387)
Amortization of prior service credit	(25)	(337)
Amortization of net actuarial loss	(5)	(24)
Net periodic benefit income	$(23)	$(318)

The Company made aggregate contributions of $4,152 and $31,466 to its defined benefit retirement and retiree health and life insurance plans during the three months ended March 29, 2015 and March 30, 2014, respectively. The Company anticipates that it will make additional aggregate contributions of approximately $19,000 to its defined benefit retirement and retiree health and life insurance plans over the remainder of 2015.

Sonoco Investment and Retirement Plan (SIRP)
The Company recognized SIRP expense totaling $3,627 and $2,556 for the quarters ended March 29, 2015 and March 30, 2014, respectively. Contributions to the SIRP, funded annually in the first quarter, totaled $12,865 during the three months ended March 29, 2015, and $9,290 during the three months ended March 30, 2014. No additional SIRP contributions are expected during the remainder of 2015.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 11: Income Taxes
The Company’s effective tax rate for the three month periods ending March 29, 2015 and March 30, 2014, was 23.8% and 31.3% , respectively. The rates for both periods were favorable to the U.S. statutory rate due to the effect of certain international operations that are subject to tax rates lower than the U.S. rate and the favorable effect of the manufacturer’s deduction on U.S. taxes. The effective tax rate for the three month period ended March 29, 2015 was further reduced by the recognition of beneficial tax attributes associated with the disposition of the Company's Canton, Ohio metal ends and closures facilities.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, or non-U.S., income tax examinations by tax authorities for years before 2011. With respect to state and local income taxes, the Company is no longer subject to examination for years prior to 2010, with few exceptions.
The Company’s total liability for uncertain tax benefits has not changed significantly since December 31, 2014. The Company has $2,300 of reserves for uncertain tax benefits for which it believes it is reasonably possible that a resolution may be reached within the next twelve months. The Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental. Management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis.

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The following table sets forth net sales, intersegment sales and operating profit for the Company’s reportable segments. “Segment operating profit” is defined as the segment’s portion of “Income before interest and income taxes” excluding restructuring charges, asset impairment charges, acquisition-related costs, and certain other items, if any, the exclusion of which the Company believes improves comparability and analysis of the financial performance of the business. General corporate expenses have been allocated as operating costs to each of the Company’s reportable segments. "Other, net" for the three months ended March 29, 2015, is largely composed of a $32,543 reversal of environmental liability reserves related to Fox River.
SEGMENT FINANCIAL INFORMATION

	Three Months Ended
	March 29, 2015	March 30, 2014
Net sales:
Consumer Packaging	$519,877	$464,925
Display and Packaging	142,998	153,022
Paper and Industrial Converted Products	422,311	455,610
Protective Solutions	118,078	112,069
Consolidated	$1,203,264	$1,185,626
Intersegment sales:
Consumer Packaging	$1,680	$1,033
Display and Packaging	397	383
Paper and Industrial Converted Products	27,551	26,345
Protective Solutions	608	566
Consolidated	$30,236	$28,327
Income before interest and income taxes:
Segment operating profit:
Consumer Packaging	$54,028	$48,183
Display and Packaging	3,895	5,357
Paper and Industrial Converted Products	27,797	29,750
Protective Solutions	9,685	5,287
Restructuring/Asset impairment charges	359	(1,992)
Other, net	31,377	(24)
Consolidated	$127,141	$86,561

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

Fox River Settlement and Remaining Claim
In March 2014, U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, and five other defendants reached a potential settlement with the United States Environmental Protection Agency (EPA) and the Wisconsin Department of Natural Resources (WDNR) for natural resource damages and the environmental cleanup of the lower Fox River in Wisconsin. The settlement was approved by the court on February 6, 2015 and became final on April 7, 2015 when the time for appeal of the court's order expired with no appeal having been taken. The terms of the settlement required U.S. Mills to pay $14,700, which was paid in April 2014, and protect U.S. Mills from claims by other parties relating to natural resource damages and the cleanup of the lower Fox River, except claims pursuant to Section 107 of the Comprehensive Environment Response, Compensation and Liability Act (CERCLA).

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The finalization of the settlement leaves intact a claim by Appvion, Inc., under Section 107 of CERCLA against eight defendants, including U.S. Mills, to recover response costs allegedly incurred by Appvion consistent with the national contingency plan for responding to release or threatened release of hazardous substances into the lower Fox River. The claim is asserted for approximately$200,000. Although the Company believes that the maximum amount for which the defendants could be liable is approximately $16,000 and may be less, the court has not yet ruled on the issue and could find a lower or higher amount of liability.
At December 31, 2014, U.S. Mills had reserves totaling $37,775 for potential liabilities associated with the lower Fox River. During the quarter ending March 29, 2015, U.S. Mills spent a total of $232 on legal fees related to Fox River. As a result of the settlement becoming final, the Company reversed $32,543 of the reserves, leaving a total of $5,000 reserved at March 29, 2015 for remaining potential liabilities associated with the lower Fox River. The reversal of these reserves resulted in reductions of "Selling, general and administrative expenses" and "Accrued expenses and other" in the Company's Condensed Consolidated Financial Statements.
The actual costs that may be incurred associated with the remaining Appvion claim are dependent upon many factors and it is possible that costs could ultimately be higher than the amount provided for in the remaining $5,000 reserve. Because of the continuing uncertainties surrounding U.S. Mills' possible liability, including a potentially favorable resolution, the Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts reserved, and an adverse resolution of these matters could have an adverse effect on the Company's financial position, results of operations and/or cash flows. The Company believes that the maximum additional exposure to its consolidated financial position beyond the amount reserved at March 29, 2015 is limited to the equity position of U.S. Mills, which was approximately $121,000 at March 29, 2015.

Tegrant
On November 8, 2011, the Company completed the acquisition of Tegrant. During its due diligence, the Company identified several potential environmentally contaminated sites. The total remediation cost of these sites was estimated to be $18,850 at the time of acquisition and an accrual in this amount was recorded on Tegrant’s opening balance sheet. Since the acquisition, the Company has spent a total of $622 on remediation of these sites. During 2014, the Company increased its reserves for these sites by $324 in order to reflect its best estimate of what it is likely to pay in order to complete the remediation. At March 29, 2015 and December 31, 2014, the Company's accrual for Tegrant's environmental contingencies totaled $18,552 and $18,635, respectively. The Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts accrued with respect to this exposure. However, the Company does not believe that the resolution of this matter has a reasonable possibility of having a material adverse effect on the Company's financial statements.

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

However, the Company does not believe that the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company's financial statements.

Summary
As of March 29, 2015 and December 31, 2014, the Company (and its subsidiaries) had accrued $26,348 and $59,253, respectively, related to environmental contingencies. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets.
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and Directors of Sonoco Products Company:
We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company and its subsidiaries as of March 29, 2015, and the related condensed consolidated statements of income and comprehensive income for the three-month periods ended March 29, 2015 and March 30, 2014 and the condensed consolidated statement of cash flows for the three-month periods ended March 29, 2015 and March 30, 2014. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2014, and the related consolidated statements of income, of comprehensive income, of changes in total equity, and of cash flows for the year then ended (not presented herein), and in our report dated March 2, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2014, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
April 29, 2015

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

SONOCO PRODUCTS COMPANY

COMPANY OVERVIEW
Sonoco is a leading provider of consumer packaging, industrial products, protective packaging and packaging supply chain services, with approximately 334 locations in 34 countries.
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
First Quarter 2015 Compared with First Quarter 2014

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

	For the three months ended March 29, 2015
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment (1)	Other Adjustments (2)	Base
Income before interest and income taxes	$127,141	$(359)	$(31,377)	$95,405
Interest expense, net	13,221	—	—	13,221
Income before income taxes	113,920	(359)	(31,377)	82,184
Provision for income taxes	27,138	11,591	(12,512)	26,217
Income before equity in earnings of affiliates	86,782	(11,950)	(18,865)	55,967
Equity in earnings of affiliates, net of tax	1,046	—	—	1,046
Net income	87,828	(11,950)	(18,865)	57,013
Net (income)/loss attributable to noncontrolling interests	92	(15)	—	77
Net income attributable to Sonoco	$87,920	$(11,965)	$(18,865)	$57,090
Per diluted common share	$0.86	$(0.12)	$(0.18)	$0.56

(1) Included in 2015 Restructuring/Asset impairment charges are disposal and income tax gains related to the sale of a portion of the Company's metal ends and closures business.
(2) Other adjustments consist primarily of acquisition-related costs; and the release of reserves related to the partial settlement of the Fox River environmental claims.

SONOCO PRODUCTS COMPANY

	For the three months ended March 30, 2014
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments	Base
Income before interest and income taxes	$86,561	$1,992	$24	$88,577
Interest expense, net	12,643	—	—	12,643
Income before income taxes	73,918	1,992	24	75,934
Provision for income taxes	23,169	411	9	23,589
Income before equity in earnings of affiliates	50,749	1,581	15	52,345
Equity in earnings of affiliates, net of tax	1,476	—	—	1,476
Net income	52,225	1,581	15	53,821
Net (income)/loss attributable to noncontrolling interests	77	(4)	—	73
Net income attributable to Sonoco	$52,302	$1,577	$15	$53,894
Per diluted common share	$0.50	$0.02	$0.00	$0.52

RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended March 29, 2015 versus the three months ended March 30, 2014.
OVERVIEW
Net sales for the first quarter of 2015 were $1,203 million, compared with $1,186 million in the same period last year. This 1.5% increase was driven by sales from businesses acquired during the past twelve months and a modest improvement in overall volume. These benefits were largely offset by the translation impact of changes in foreign exchange rates relative to the U.S. dollar.
Net income attributable to Sonoco for the first quarter of 2015 was $87.9 million, compared to $52.3 million reported for the same period of 2014. Current quarter results include after-tax benefits from the reversal of environmental reserves and a gain on the sale of two plants of $19.9 million and $16.8 million, respectively. Additionally, first-quarter 2015 results also include after-tax restructuring and asset impairment charges of $4.8 million and $1.1 million of acquisition-related costs. Results for the prior year quarter include after-tax restructuring and asset impairment charges of $1.6 million associated with the closure of the Company’s former thermoforming plant in Ireland and other restructuring activities. First-quarter 2015 base net income attributable to Sonoco (base earnings) was $57.1 million ($0.56 per diluted share) versus $53.9 million ($0.52 per diluted share) in 2014.

Strong performances in the Consumer Packaging and Protective Solutions segments helped drive a 7.6 percent improvement in base earnings per share over the prior year quarter, partially offset by lower results in the Paper and Industrial Converted Products and Display and Packaging segments. Overall, the Company benefited in the first quarter of 2015 from a favorable price/cost relationship, solid improvements in manufacturing productivity and the impact of prior-year acquisitions. Partially offsetting these gains were higher pension expense and labor, maintenance and other operating costs. Overall volume was up only slightly compared to the prior year quarter; however, current quarter earnings saw a 66 basis point increase in the Company's overall gross profit margin due to the favorable price/cost relationship and improved productivity.

Final disposition of a significant portion of the Fox River litigation was reached in early April when the time period expired for appeal of the court-approved settlement the Company reached last year with the EPA and Wisconsin Department of Natural Resources. As a result, in the first quarter, the Company reversed $32.5 million of reserves it had previously established for these claims, leaving a total of $5.0 million reserved for other Fox River claims that remain in litigation. Additional information regarding this matter can be found in Note 13 to the Company’s Condensed Consolidated Financial Statements.

SONOCO PRODUCTS COMPANY

OPERATING REVENUE
Net sales for the first quarter of 2015 increased $17 million over the prior year period.
The components of the sales change were:

($ in millions)
Volume/mix	$10
Selling prices	(7)
Acquisitions	72
Foreign currency translation and other, net	(58)

Total sales increase	$17

COSTS AND EXPENSES
A positive price/cost relationship (the relationship of the change in sales prices to the change in costs of materials, energy and freight) and productivity improvements benefited gross margin, but were partially offset by higher pension, maintenance, labor, and other costs. Acquisitions added approximately $60 million to cost of goods sold compared to the prior year year quarter, and were almost entirely offset by the translation impact of a stronger dollar.
First-quarter selling, general and administrative (SG&A) costs decreased $27.1 million reflecting the $32.5 million reversal of Fox River environmental reserves, partially offset by an increase in SG&A from prior acquisitions of approximately $7.5 million. Excluding these items, SG&A would have been up $2.1 million, or 1.7%, reflecting higher pension expense, normal labor rate increases and general inflation, partially offset by the translation impact of a stronger dollar and proceeds received on company-owned life insurance.
Current-quarter restructuring and restructuring-related asset impairment charges include a pretax gain of $7.3 million on the sale of two closures and metal end plants. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements.
Net interest expense for the first quarter increased to $13.2 million, compared with $12.6 million during the first quarter of 2014. The increase was due to higher average debt levels, primarily resulting from the Company's acquisition of Weidenhammer Packaging Group in November 2014.
The effective tax rate on GAAP and base earnings in the first quarter of 2015 was 23.8% and 31.9%, respectively, compared with 31.3% and 31.1%, respectively, for last year's first quarter. The effective tax rate on base earnings was somewhat higher than in the prior year's quarter primarily due to a less favorable distribution of earnings between high and low-tax jurisdictions. The first-quarter effective tax rate on GAAP earnings was lower year over year due primarily to recognition of beneficial tax attributes associated with the sale of the metal ends and closures plants.
REPORTABLE SEGMENTS
The following table recaps net sales for the first quarters of 2015 and 2014 ($ in thousands):

	Three Months Ended
	March 29, 2015	March 30, 2014	% Change
Net sales:
Consumer Packaging	$519,877	$464,925	11.8%
Display and Packaging	142,998	153,022	(6.6)%
Paper and Industrial Converted Products	422,311	455,610	(7.3)%
Protective Solutions	118,078	112,069	5.4%
Consolidated	$1,203,264	$1,185,626	1.5%

SONOCO PRODUCTS COMPANY

Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Three Months Ended
	March 29, 2015	March 30, 2014	% Change
Income before interest and income taxes:
Segment operating profit
Consumer Packaging	$54,028	$48,183	12.1%
Display and Packaging	3,895	5,357	(27.3)%
Paper and Industrial Converted Products	27,797	29,750	(6.6)%
Protective Solutions	9,685	5,287	83.2%
Restructuring/Asset impairment charges	359	(1,992)	(118.0)%
Other, net	31,377	(24)
Consolidated	$127,141	$86,561	46.9%

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the first quarters of 2015 and 2014 ($ in thousands):

	Three Months Ended
	March 29, 2015	March 30, 2014
Restructuring/Asset impairment charges:
Consumer Packaging	$(5,023)	$660
Display and Packaging	—	247
Paper and Industrial Converted Products	3,402	1,034
Protective Solutions	96	51
Corporate	1,166	—
Total	$(359)	$1,992
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
Segment sales during the quarter were up $55 million, but absent the impacts of the Weidenhammer acquisition and foreign exchange translation, reported segment sales would have been essentially flat as volume growth in flexible packaging and blow-molded plastics was largely offset by a decline in North American composite can volume and the overall impact of mix.
Segment operating profit increased 12.1%, driven by the acquisition of Weidenhammer, a positive price/cost relationship, particularly in our plastics businesses, and productivity improvements. These gains were partially offset by lower volumes and negative mix in North America composite cans and higher pension, labor and other costs.

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
Reported sales for the quarter were down 6.6% year over year due to the negative impact of foreign currency translation. Absent that impact, sales would have shown a 3 percent increase as volume growth in the U.S. point-of-purchase display business was only partially offset by lost contract packaging volume resulting from a customer's decision to in-source.
Operating profits declined 27.3% from the prior-year quarter due to the above mentioned customer in-sourcing, higher operating costs and the negative impact of foreign currency translation.
Paper and Industrial Converted Products
The Paper and Industrial Converted Products segment includes the following products: paperboard tubes and cores; fiber-based construction tubes and forms; wooden, metal and composite wire and cable reels and spools; and recycled paperboard, linerboard, corrugating medium, recovered paper and material recycling services.
Segment sales were down 7.3% due to the negative impact from foreign exchange, lower global volume and declining selling prices stemming from reduced recovered fiber prices.
Operating profits declined 6.6% year over year as solid productivity improvements were negated by general inflationary costs, increased pension expense and the negative impact of foreign exchange. While the segment overall experienced a slightly positive price/cost relationship, significantly lower than expected market prices for recovered fiber, plastics and metals had a meaningfully negative impact on the Company’s recycling operations. Additionally, in the paper business, operating margin percentages improved significantly from fourth quarter 2014 levels resulting in a $2 million increase in the segment's deferred intercompany profit reserve. As a result, first-quarter 2015 segment profitability does not fully reflect the improved run rate in paper operations.
Protective Solutions
The Protective Solutions segment includes the following products: custom-engineered, paperboard-based and expanded foam protective packaging and components; and temperature-assured packaging.
Segment sales were up 5.4% for the quarter primarily due to improved volume in temperature-assured packaging, molded foam automotive components and paper-based packaging. Operating profits increased 83.2% due to volume gains, a strong positive price/cost relationship and manufacturing productivity improvements, partially offset by higher labor and other operating costs.

SONOCO PRODUCTS COMPANY

Financial Position, Liquidity and Capital Resources

Cash flows provided by operations totaled $57.5 million in the first three months of 2015 compared with $45.5 million during the same period last year, an increase of $12.0 million. The year-over-year increase in net income of $35.6 million included a $32.5 million pre-tax, $19.9 million after-tax, non-cash benefit from the reversal of Fox River environmental reserves and a $9.2 million net tax benefit related to the sale of two metal ends and closure plants for which there was no cash impact in first quarter. In addition, net income in 2015 included a pre-tax gain of $7.3 million on the sale of the metal ends and closure plants, accounting for the year-over-year increase in gain on disposition of assets reported on the cash flow statement. Lower year-over-year pension and postretirement plan contributions accounted for an increase in operating cash flows of $26.5 million. Trade accounts receivable increased in both the current and prior year periods, reflecting higher levels of business activity from their respective prior year ends; however, the magnitude of the increase was less significant in 2015 resulting in a decreased year-over-year use of cash of $31.1 million. Changes in inventories consumed $6.1 million of cash in the first three months of 2015 compared to using $3.2 million last year. Inventory levels typically increase during the first three months following a normal seasonal slowdown at year end. Trade accounts payable provided $4.1 million of cash in the first three months of 2015 compared with $12.7 million in the first three months of 2014. The $8.6 million difference is due to several factors, the most significant being resin purchases made and consumed during the first quarter of 2014, but still in accounts payable at March 30, 2014, and timing differences in the payment of certain freight and utility charges. Changes in income tax related items reduced the year-over-year increase in operating cash flows by $8.2 million, driven in large part by the timing and amounts of estimated payments and refunds. Changes in Other Assets and Liabilities in the first three months of 2015 decreased operating cash flow by $19.2 million compared with a $2.6 million increase of operating cash flow in 2014. The use of cash in 2015 was largely driven by $14 million of reimbursable costs incurred in the first quarter that remained outstanding at period end.
Cash used in investing activities was $10.2 million in the first three months of 2015, compared with $35.4 million in the same period last year, a net decreased use of $25.2 million. The decrease in the net use of cash was driven by a year-over-year increase in proceeds from sale of assets as the Company completed the sale of a portion of its metal ends and closures business in February 2015 for cash proceeds of approximately $29.1 million. Partially offsetting this was a year-over-year increase of $3.2 million in capital spending. Additional capital spending of approximately $210 million is expected during the remainder of 2015.
Cash used by financing activities totaled $25.2 million in the first three months of 2015, compared with $34.9 million in the same period last year, a decreased use of cash of $9.7 million. The main driver of this year-over-year change is an $8.5 million increase in outstanding checks, mostly due to the timing of payroll. Outstanding debt was $1.3 billion at March 29, 2015. These balances reflect net borrowings of $1.3 million during the first three months of 2015, compared with net borrowings of $3.7 million during the same period last year. During the first three months of 2015, the Company paid cash dividends of $32.3 million, an increase of $0.5 million over the same period last year. Net proceeds from the exercise of stock awards were $1.2 million in the three months ended March 29, 2015, compared with $1.9 million in the same period last year, a decrease of $0.7 million. Cash used to repurchase shares was $3.1 million lower year over year due primarily to the completion of an announced stock buyback in 2014.
The Company operates a $350 million commercial paper program, supported by a bank credit facility of the same amount. The revolving bank credit facility is committed through October 2019. There was no commercial paper outstanding at March 29, 2015 or December 31, 2014.
Cash and cash equivalents totaled $200.8 million and $161.2 million at March 29, 2015 and December 31, 2014, respectively. Of these totals, $103.8 million and $118.5 million, respectively, were held outside of the United States by the Company’s foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. Under current law, cash repatriated to the United States is subject to federal income taxes, less applicable foreign tax credits. As the Company has domestic liquidity through a combination of operating cash flow generation and access to bank and capital markets borrowings, we have generally considered our offshore cash balances to be indefinitely invested outside the United States and, accordingly, have not provided for U.S. federal tax liability on these amounts for financial reporting purposes. The Company currently has no plans to repatriate any of the cash balances held outside the United States. However, if such balances were to be repatriated, additional U.S. federal income tax payments could result. Computation of the potential deferred tax liability associated with unremitted earnings deemed to be indefinitely reinvested is not practicable. The Company utilizes a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the

SONOCO PRODUCTS COMPANY

locations where it is needed. In addition, the Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank , so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its subsidiaries favorable interest terms on both. During the quarter ended March 29, 2015, the Company recognized a net increase in cash and cash equivalents of $17.6 million due to exchange rates as the favorable impact of the strengthening U.S. dollar on euro-denominated borrowings under this pooling arrangement exceeded the unfavorable impact of the strengthening U.S. dollar on other foreign-denominated cash balances.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires the Company to maintain a minimum level of interest coverage, and a minimum level of net worth, as defined in the agreements. As of March 29, 2015, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
The Company anticipates making additional contributions to its pension and postretirement plans of approximately $19 million during the remainder of 2015, which would take total 2015 contributions to approximately $36 million. Future funding requirements beyond 2015 will vary depending largely on actual investment returns, future actuarial assumptions, and legislative actions.
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
In January 2003, the Venezuelan government suspended the free exchange of bolivars (BsF) for foreign currency. Since 2003, the only consistent mechanism potentially available to the Company for exchanging currency has been via the central bank at the official rate. The official rate has been devalued significantly from 1.6 BsF/US$ in January 2003 to 6.3 BsF/US$ presently and access to U.S dollars at the official rate is extremely limited. Since January 1, 2010, the Company has considered Venezuela to be a hyperinflationary economy and has accounted for its operations accordingly. Due to actions taken over the past year, in addition to the official rate, the Venezuelan government now supports two alternative foreign exchange mechanisms. However, due to program limitations preventing the Company's participation and/or a lack of transparency or consistent availability, the Company continues to use the official rate to report the results of its operations in Venezuela. At March 29, 2015, the indicated exchange rates under these alternative mechanisms were 12.0 BsF/US$ and 193.0 BsF/US$ and may represent more realistic rates at which the Company could expect to convert its BsF denominated monetary assets and liabilities into dollars. If the Company were to begin reporting the results of its operations in Venezuela using 12.0 BsF/US$ or 193.0 BsF/US$, it would report a translation loss of approximately $0.3 million or $0.5 million, respectively. In addition, the use of a significantly less advantageous exchange rate mechanism than the official rate may also result in an impairment charge related to non-recoverability of other assets such as inventory and property and equipment. The Company will continue to monitor developments regarding these, or other, alternative mechanisms and assess if a rate other than the official rate would be appropriate for remeasuring reported financial results. Annual net sales in Venezuela are approximately $37 million. The Company's total net investment in Venezuela is $14.5 million, of which $0.5 million is exposed to translation gains/losses due to changes in the exchange rate.
At March 29, 2015, the Company had commodity contracts outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. The total net fair market value of these instruments was an unfavorable position of

SONOCO PRODUCTS COMPANY

$(5.8) million at March 29, 2015, and an unfavorable position of $(6.1) million at December 31, 2014. Natural gas, aluminum, OCC, and Benzene proxy hedge contracts covering an equivalent of 4.2 MMBTUs, 2,759 metric tons, 4,620 metric tons, and 360,000 gallons, respectively, were outstanding at March 29, 2015. Additionally, the Company had various currency contracts outstanding to fix the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments was a net unfavorable position of $(5.9) million at March 29, 2015, compared with a net unfavorable position of $(3.5) million at December 31, 2014. These contracts qualify as cash flow hedges and mature within twelve months of their respective reporting dates.
In addition, at March 29, 2015, the Company had various currency contracts outstanding to fix the exchange rate on certain foreign currency assets and liabilities. Although placed as an economic hedge, the Company does not apply hedge accounting to these contracts. The fair value of these currency contracts was a net unfavorable position of $(1.1) million at March 29, 2015 and $(1.1) million at December 31, 2014.
At March 29, 2015, the U.S. dollar had strengthened against most of the functional currencies of the Company's foreign operations compared to December 31, 2014, resulting in a translation loss of $63.3 million being recorded in accumulated other comprehensive income during the three months ended March 29, 2015.
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
Information about the Company’s exposure to market risk is discussed under Part I, Item 2 in this report and was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on March 2, 2015. There have been no other material quantitative or qualitative changes in market risk exposure since the date of that filing.

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
Changes in Internal Controls
The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in refinements to processes throughout the Company. However, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of March 29, 2015, management has excluded Weidenhammer Packaging Group (“Weidenhammer”), acquired October 31, 2014. Weidenhammer's total revenues for the three month period ended March 29, 2015 represent approximately 5.6% of the Company’s consolidated revenue for the same period. Its excluded assets represent approximately 8.7% of the Company’s consolidated assets at March 29, 2015.

SONOCO PRODUCTS COMPANY

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Information with respect to legal proceedings and other exposures appears in Part I - Item 3 - “Legal Proceedings” and Part II - Item 8 - “Financial Statements and Supplementary Data” (Note 14 - “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and in Part I - Item 1 - “Financial Statements” (Note 13 - “Commitments and Contingencies”) of this report.
Environmental Matters
The Company has been named as a potentially responsible party (PRP) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company's liability, if any, is shared with such other parties, but the Company's share has not been finally determined in most cases. In some cases, the Company has cost-sharing arrangements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued at March 29, 2015, cannot be determined. As of March 29, 2015 and December 31, 2014, the Company had accrued $26.3 million and $59.3 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.

Fox River Settlement and Remaining Claim
In March 2014, the Company’s wholly owned subsidiary, U. S. Paper Mills Corp. (U.S. Mills) reached a conditional agreement with the U. S. Environmental Protection Agency (EPA) and the Wisconsin Department of Natural Resources (WDNR) to settle claims made by those agencies against U. S. Mills regarding the environmental cleanup of the lower Fox River in Wisconsin and related natural resource damages. U.S. Mills’ portion of the settlement was $14.7 million and was paid in April 2014. The settlement was subject to approval by the United States District Court for the Eastern District of Wisconsin, (District Court). The District Court approved the settlement on February 6, 2015 and the time for appeal of the court’s order expired on April 7, 2015, with no appeal having been taken. The settlement protects U.S. Mills from claims by other parties relating to natural resource damages and the cleanup of the lower Fox River, except claims pursuant to Section 107 of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).
The finalization of the settlement leaves a claim by Appvion, Inc., under Section 107 of CERCLA against eight defendants, including U.S. Mills, to recover response costs allegedly incurred by Appvion consistent with the national contingency plan for responding to release or threatened release of hazardous substances into the lower Fox River. Appvion’s claim is made in Civil Action No. 8-CV-16-WCG pending in the District Court. The claim is asserted for approximately $200 million. Although the Company believes that maximum amount for which the defendants could be liable is approximately $16 million and may be less, the court has not yet ruled on the issue and could find a lower or higher amount of liability. The case is presently set for trial in June 2016. U.S. Mills plans to continue to defend its interests in the Appvion lawsuit vigorously. The Company also believes that all of its exposure to any liability for the Fox River is contained within its wholly owned subsidiary, U.S. Mills.
As a result of the settlement becoming final, U.S. Mills reversed approximately $32.5 million of the reserves it had previously established for the related claims, leaving $5.0 million reserved for the Section 107 claim that remains in litigation.

Rockton , Illinois
On September 15, 2014, the Village of Rockton, Illinois instituted 81 actions against the Company in the Circuit Court for the Seventeenth Judicial Circuit, Winnebago, Illinois. Each action seeks to assess penalties of up to $750 per day since December 2, 2007, for violations of one of three sections of the Municipal Code that: (a) require lots or premises to be maintained in a safe and sanitary condition at all times; (b) make it unlawful for any substance which shall be dangerous or detrimental to health to be allowed to exist in connection with business be used therein or used in any work or labor carried on in the Village and prohibit any health menace be permitted to exist in connection with business or in connection with any such work or labor; and (c) make it unlawful for any ashes, rubbish, tin cans and all combustibles to be deposited or dumped upon any lot or land in the Village, but must be deposited or dumped in the area

SONOCO PRODUCTS COMPANY

set aside for that purpose. The actions relate to a paper plant in the Village closed by the Company in 2008 that the Company is in the process of remediating through the Illinois Environmental Protection Agency's "brownfields" program. The Company has removed the cases to the United States District Court for the Northern District of Illinois (Civil Action No. 14-cv-50228) and plans to vigorously defend its interests while continuing to participate in the "brownfields" program.

Other legal matters
Additional information regarding legal proceedings is provided in Note 13 to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

SONOCO PRODUCTS COMPANY

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs[2]
1/01/15 - 2/01/15	10,879	$44.27	—	2,867,500
2/02/15 - 3/01/15	131,543	$45.37	—	2,867,500
3/02/15 - 3/29/15	24,063	$47.42	—	2,867,500
Total	166,485	$45.60	—	2,867,500

1
A total of 166,485 common shares were repurchased in the first quarter of 2015 related to shares withheld to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These shares were not repurchased as part of a publicly announced plan or program.

2
On April 19, 2006, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. This authorization rescinded all previous existing authorizations and does not have a specific expiration date. A total of 2,132,500 shares have been repurchased under this authorization - 2,000,000 in 2014 and 132,500 in 2013. No shares have been repurchased in 2015. Accordingly, at March 29, 2015, a total of 2,867,500 shares remain available for repurchase under this authorization.

Item 6.	Exhibits.

10.	Amendment to the Omnibus Benefit Restoration Plan of Sonoco Products Company

15.	Letter re: unaudited interim financial information

31.	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

101.
The following materials from Sonoco Products Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 29, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Income for the three months ended March 29, 2015 and March 30, 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 29, 2015 and March 30, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 29, 2015 and March 30, 2014, and (v) Notes to Condensed Consolidated Financial Statements.

SONOCO PRODUCTS COMPANY

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date: April 29, 2015	By:	/s/ Barry L. Saunders
Barry L. Saunders
Senior Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)

SONOCO PRODUCTS COMPANY

EXHIBIT INDEX

Exhibit Number	Description
10	Amendment to the Omnibus Benefit Restoration Plan of Sonoco Products Company

15	Letter re: unaudited interim financial information

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

101
The following materials from Sonoco Products Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 29, 2015 and December 31, 2014 (ii) Condensed Consolidated Statements of Income for the three months ended March 29, 2015 and March 30, 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 29, 2015 and March 30, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 29, 2015 and March 30, 2014, and (v) Notes to Condensed Consolidated Financial Statements.