Form 10-K/A
period 2014-12-31
SONOCO PRODUCTS CO
filed 2015-08-26
CIK 91767

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
Documents Incorporated by Reference
Portions of the Proxy Statement for the annual meeting of shareholders held on April 15, 2015 are incorporated by reference in Part III.

		Page
	Explanatory Note	3
Part II
Item 6.	Selected Financial Data	7
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 8.	Financial Statements and Supplementary Data	23
Item 9A.	Controls and Procedures	24

Part IV
Item 15.	Exhibits and Financial Statement Schedules	26

2	FORM 10-K/A SONOCO 2014 ANNUAL REPORT

Explanatory Note

Restatement of Consolidated Financial Statements
On July 16, 2015, Sonoco Products Company (the "Company") announced that it was conducting a review of the financial results for a contract packaging center in Irapuato, Mexico, part of its Display and Packaging segment, due to the discovery of misstatements of prior periods’ earnings. Through this review, which concluded in August 2015, the Company determined that revenue and cost of sales had been misstated from 2012 through the first quarter of 2015, resulting in a cumulative overstatement of net income of approximately $23.3 million, or $0.23 per diluted common share. The reported balance sheets were also misstated for the annual and interim periods from 2012 through the first quarter of 2015. The most significant misstatements were in trade accounts receivable, other receivables, prepaid expenses, payable to suppliers, and accrued expenses and other.
Promptly upon discovery, the Company reported these accounting irregularities to the Audit Committee of the Board of Directors and self-reported the matter to the Securities and Exchange Commission. The Company's Audit Committee initiated a formal investigation into the matter to determine whether any adjustments would be required with respect to the Company's previously issued financial statements and management's report on internal control over financial reporting. The Audit Committee retained independent outside legal and accounting advisers to assist with this investigation. Based on the findings of the third party investigation and management's own internal investigation, the Company made the determination to restate its consolidated financial statements for the years ended December 31, 2014, 2013, and 2012, the interim periods within the year ended December 31, 2014, and the three-month period ended March 29, 2015.
In addition, these restatements reflect the correction of certain out-of-period adjustments made in 2014 that the Company concluded at the time, based on its evaluation of both quantitative and qualitative factors, were not material to any of its previously issued financial statements. These adjustments included the following:

•
As disclosed in the Company's Form 10-Q for the interim period ended June 29, 2014, during the second quarter of 2014 the Company recorded a valuation allowance of $11.5 million on deferred tax assets related to the pension plan of a foreign subsidiary. This valuation allowance should have been established in years prior to 2014 when the deferred tax assets were recognized. The error affected comprehensive income, but not net income, from 2010 through the first quarter of 2014.

•
In December 2014, the valuation of finished goods and work in process inventory in our Flexible Packaging business (part of the Consumer Packaging segment) was found to have been based on incorrect costing standards resulting in the overstatement of finished goods and work in process inventory and a corresponding understatement of cost of sales totaling $1.2 million. Pretax operating profits for the segment had been overstated by approximately $0.9 million in 2012 and $0.3 million in 2013. The adjustment resulted in a $0.8 million reduction in the Company's reported net income in 2014.

•
In December 2014, an out-of-period adjustment was made that reduced both deferred tax expense and deferred tax liabilities in various jurisdictions by a total of $3.2 million. Of this adjustment, approximately $0.6 million related to 2013, $0.5 million to 2012, $0.8 million to 2011, $0.9 million to 2010, and $0.4 million to 2009.

In its assessment of materiality, the Company considered, both individually and in the aggregate, the misstatements at the contract packaging center in Mexico, and the impact of the other items discussed above. Its assessment included an evaluation of the quantitative and qualitative factors relevant to that assessment.
The Company concluded that the misstatements associated with the Irapuato packaging center warranted restatement of the previously reported financial statements for the years ended December 31, 2012, 2013, and 2014, the interim periods within the year ended December 31, 2014, and the quarterly period ended March 29, 2015. In addition, the accompanying restated consolidated financial statements have been revised to reflect in the proper periods the previously recorded out-of-period adjustments described above. See Note 2 - Restatement of Consolidated Financial Statements, which is included in "Financial Statements and Supplementary Data" in Item 8 of this 2014 amended Annual Report on Form 10-K/A.

Internal Control Over Financial Reporting
Management reassessed its evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2014, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of that reassessment, management identified material weaknesses and, accordingly, has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014. Management has restated its report on internal control over financial reporting. For a description of the material weaknesses in internal control over financial reporting and actions taken and to be taken to remediate the material weaknesses, see "Part II - Item 9A - Controls and Procedures."

Amended Items in this Form 10-K/A
The following items in the original filing have been amended:
Part II, Item 6. Selected Financial Data
Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Part II, Item 8. Financial Statements and Supplementary Data
Part II, Item 9A. Controls and Procedures
Part IV, Item 15. Exhibits and Financial Statement Schedules

The Company's Chief Executive Officer and Chief Financial Officer are providing currently dated certifications in connection with this 2014 amended Annual Report on Form 10-K/A. These certifications are filed as Exhibits 31 and 32.

This 2014 amended Annual Report on Form 10-K/A does not reflect events occurring after the original filing on March 2, 2015, or modify or update those disclosures affected by subsequent events, except for the effects of the restatement. Disclosures not affected by the restatement are unchanged and reflect the disclosures made at the time of original filing.

SONOCO PRODUCTS COMPANY

Forward-looking statements
Statements included in this amended Annual Report on Form 10-K/A that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the Company and its representatives may from time to time make other oral or written statements that are also "forward-looking statements." Words such as “estimate,” “project,” “intend,” “expect,” “believe,” “consider,” “plan,” “strategy,” “opportunity,” "commitment," “target,” “anticipate,” “objective,” “goal,” “guidance,” “outlook,” “forecast,” “future,” "re-envision," “will,” “would,” "can," "could," "may," "might," “aspires,” "potential," or the negative thereof, and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding:

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
•  expected amounts of capital spending;
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

More information about the risks, uncertainties and assumptions that may cause actual results to differ materially from those expressed or forecasted in forward-looking statements is provided in Item 1A - "Risk Factors" and throughout other sections of this report and in other reports filed with the Securities and Exchange Commission. In light of these various risks, uncertainties and assumptions, the forward-looking events discussed in this amended Annual Report on Form 10-K/A might not occur.

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
References to our website address
References to our website address and domain names throughout this amended Annual Report on Form 10-K/A are for informational purposes only, or to fulfill specific disclosure requirements of the Securities and Exchange Commission’s rules or the New York Stock Exchange Listing Standards. These references are not intended to, and do not, incorporate the contents of our websites by reference into this amended Annual Report on Form 10-K/A.

6	FORM 10-K/A SONOCO 2014 ANNUAL REPORT

PART II

Item 6. Selected financial data

The selected financial information for the fiscal years ended December 31, 2014, 2013, and 2012 and as of December 31, 2014 and 2013, was derived from audited consolidated financial statements included in this amended filing and has been adjusted for the effects of the restatement more fully described in Note 2, "Restatement of Consolidated Financial Statements," which is included in "Financial Statements and Supplementary Data" in Item 8 of this amended Annual Report on Form 10-K/A. The selected financial information as of December 31, 2012 was derived from consolidated financial statements not included in this filing; however, such financial information has been similarly adjusted for the effects of the restatement. The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto.

	Years ended December 31
(Dollars and shares in thousands except per share data)	2014 As Restated [2]	2013 As Restated [2]	2012 As Restated [3]	2011 [4]	2010 [5]
Operating Results
Net sales	$5,016,994	$4,861,657	$4,813,571	$4,498,932	$4,124,121
Cost of sales and operating expenses	4,616,104	4,487,184	4,437,722	4,139,626	3,761,945
Restructuring/Asset impairment charges	22,792	25,038	32,858	36,826	23,999
Interest expense	55,140	59,913	64,114	41,832	37,413
Interest income	(2,749)	(3,187)	(4,129)	(3,758)	(2,307)
Loss from the early extinguishment of debt	—	—	—	—	48,617
Income before income taxes	325,707	292,709	283,006	284,406	254,454
Provision for income taxes	108,758	93,631	100,402	77,634	63,575
Equity in earnings of affiliates, net of tax	(9,886)	(12,029)	(12,805)	(12,061)	(11,505)
Net income	226,835	211,107	195,409	218,833	202,384
Net (income) attributable to noncontrolling interests	(919)	(1,282)	(110)	(527)	(421)
Net income attributable to Sonoco	$225,916	$209,825	$195,299	$218,306	$201,963
Per common share
Net income attributable to Sonoco:
Basic	$2.21	$2.05	$1.92	$2.16	$1.99
Diluted	2.19	2.03	1.90	2.14	1.97
Cash dividends	1.27	1.23	1.19	1.15	1.11
Weighted average common shares outstanding:
Basic	102,215	102,577	101,804	101,071	101,599
Diluted	103,172	103,248	102,573	102,173	102,543
Actual common shares outstanding at December 31	100,603	102,147	100,847	100,211	100,510
Financial Position
Net working capital	$461,596	$498,105	$453,145	$467,958	$376,867
Property, plant and equipment, net	1,148,607	1,021,920	1,034,906	1,013,622	944,136
Total assets	4,193,911	3,974,523	4,160,390	3,980,083	3,276,435
Long-term debt	1,200,885	946,257	1,099,454	1,232,966	603,941
Total debt	1,253,165	981,458	1,373,062	1,286,632	620,890
Total equity	1,503,847	1,706,049	1,487,539	1,412,692	1,503,114
Current ratio	1.5	1.6	1.4	1.6	1.5
Total debt to total capital[1]	45.5%	36.5%	48.0%	47.7%	29.2%

1	Calculated as total debt divided by the sum of total debt and total equity.
2
The effects of the restatement on the Company's consolidated balance sheets as of December 31, 2014 and 2013 and consolidated statements of income for the fiscal years ended December 31, 2014, 2013 and 2012 are described in the “Explanatory Note” immediately preceding Part II and Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this amended Form 10-K/A.

3
Selected Financial Data for the fiscal year ended December 31, 2012 has also been restated to reflect adjustments related to the errors described in the “Explanatory Note” immediately preceding Part II of this amended Form 10-K/A. The effects of the restatement on the Company's consolidated balance sheets as of December 31, 2012 are shown below.

	Years ended December 31
(Dollars and shares in thousands)	2012 As Reported	Effect of Restatement	2012 As Restated
Financial Position
Net working capital	$455,661	$(2,516)	$453,145
Property, plant and equipment, net	1,034,906	—	1,034,906
Total assets	4,176,065	(15,675)	4,160,390
Long-term debt	1,099,454	—	1,099,454
Total debt	1,373,062	—	1,373,062
Total equity	1,503,214	(15,675)	1,487,539

[4]
Previously reported financial statements for the year ended December 31, 2011 have been revised for certain adjustments as described in the "Explanatory Note" immediately preceding Part II of this amended Form 10-K/A. The effect of the revisions include a $14,788 decrease to both total assets (deferred tax assets) and total equity (accumulated other comprehensive loss) for the recognition of a valuation allowance on deferred tax assets related to a pension plan of a foreign subsidiary. In addition, revisions to deferred tax expense increased previously reported net income by $789 in 2011 ($0.01 per diluted common share). These adjustments, combined with the carryover impact of revisions recognized in 2010 (see Note 5 below), increased previously reported total assets (deferred tax assets) and total equity (retained earnings) by $2,072.

[5]
Previously reported financial statements for the year ended December 31, 2010 have been revised for certain adjustments as described in the "Explanatory Note" immediately preceding Part II of this amended Form 10-K/A. The effect of the revisions include a $5,862 decrease to both total assets (deferred tax assets) and total equity (accumulated other comprehensive loss) for the recognition of a valuation allowance on deferred tax assets related to a pension plan of a foreign subsidiary. In addition, revisions to deferred tax expense increased previously reported net income by $910 in 2010 ($0.01 per diluted common share) and $373 in 2009. These adjustments increased previously reported total assets (deferred tax assets) and total equity (retained earnings) by $1,283.

8	FORM 10-K/A SONOCO 2014 ANNUAL REPORT

Item 7. Management’s discussion and analysis of financial condition and results of operations
The following section provides management's view of the financial condition and results of operations and should be read in conjunction with the Selected Financial Data, the audited Consolidated Financial Statements, and related notes included elsewhere in this report.
All of the financial information presented in this Item 7 has been revised to reflect the restatement of our consolidated financial statements more fully described in Note 2 - Restatement of Consolidated Financial Statements, which is included in "Financial Statements and Supplementary Data" in Item 8 of this 2014 amended Annual Report on Form 10-K/A.

General overview
Sonoco is a leading manufacturer of consumer, industrial and protective packaging products and provider of packaging services with 336 locations in 34 countries. The Company’s operations are organized, managed and reported in four segments, Consumer Packaging, Display and Packaging, Paper and Industrial Converted Products, and Protective Solutions. Effective January 1, 2014, the Company began reporting Sonoco Alloyd, the Company's retail packaging business and previously part of the Protective Solutions segment, as part of the Display and Packaging segment. This change reflects the evolving integration of these businesses, which enables them to better leverage the Company's capabilities, products and services to provide complete solutions to our retail merchandising customers.
Generally, the Company serves two broad end-use markets, consumer and industrial, which, period to period can exhibit different economic characteristics from each other. Geographically, approximately 65% of sales were generated in the United States, 17% in Europe, 6% in Canada and 12% in other regions.
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
Reconciliations of GAAP to base results are presented on pages 11 and 12 in conjunction with management’s discussion and analysis of the Company’s results of operations. Whenever reviewing a non-GAAP financial measure, readers are encouraged to review the related reconciliation to fully understand how it differs from the related GAAP measure.
2014 overview and 2015 outlook
Sonoco delivered on many of its financial and operational objectives in 2014 and made good progress in its effort to re-envision the Company to achieve future accelerated growth. The Company achieved record sales and gross profits and completed a major acquisition late in the year that significantly expands the Company's international presence. The year started out slowly as unusually severe winter weather disrupted normal operations and significantly impacted first-quarter sales. However, results for the rest of the year were markedly better and annual operating results reflect a balanced mix of higher volume, an over-all positive price / cost relationship and solid manufacturing productivity improvements as well as lower year-over-year pension and post retirement expenses. As a result, Sonoco’s base earnings grew 8.9% over 2013 levels and gross profit margins improved to 18.1% from 17.7%.
Also during the year, we made good progress strategically aligning our diversified organization to facilitate the design and delivery of 360-degree Customized Solutions™ to our customers. The intent of this strategy is to grow the business by leveraging the Company's broad range of capabilities in conceptualization, design, creation, testing, prototyping, manufacturing, supply chain integration, marketing, graphics management and sustainability services and support to provide customers the ability, in one stop, to efficiently construct a complete solution that best fits their needs. Late in the year, we completed a detailed assessment our processes, systems and organization and have identified a series of meaningful changes we will be implementing over the course of 2015 aimed at better leveraging existing capabilities, driving efficiencies, and optimizing business performance.
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
Pension and postretirement benefit expenses were significantly lower in 2014. The aggregate unfunded position of the Company’s various defined benefit plans increased from $270 million at December 31, 2013, to $454 million at the end of 2014. This increase was largely driven by the impact of lower discount rates and newly issued mortality tables, partially offset by contributions to the plans totaling $54 million.
The effective tax rate on GAAP earnings was 1.4 percentage points higher than the prior year while the rate on base earnings was 1.1 percentage points higher than in 2013. The effective tax rate on base earnings ended the year approximately 1.3 percentage points lower than beginning of the year expectations due to the mix of earnings among tax jurisdictions and favorable changes in uncertain tax positions.

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
The Company completed two acquisitions during 2014 at an aggregate cost of $334.1 million in cash. The most significant of these was the October 31, 2014, acquisition of the privately held Weidenhammer Packaging Group ("Weidenhammer"), a manufacturer of composite cans, drums, and luxury tubes, as well as rigid plastic containers using thin-walled injection molding technology with in-mold labeling. Markets served include processed foods, powdered beverages, tobacco, confectionery, personal care, pet food, pharmaceuticals, and home and garden products. Headquartered in Hockenheim, Germany, Weidenhammer has approximately 1,100 employees and operates 13 production facilities, including five in Germany, along with individual plants in Belgium, France, the Netherlands, the United Kingdom, the United States, Chile, Greece, and Russia. Total consideration paid for Weidenhammer was approximately $355.3 million, including cash of $323.2 million, and debt and other liabilities assumed totaling $32.1 million. Final consideration will be subject to adjustment for the change in working capital to the date of closing. The acquisition was funded with proceeds from a new three-year $250 million term loan, along with existing cash on hand. On May 2, 2014, the Company completed the acquisition of Dalton Paper Products, Inc., a manufacturer of tubes and cores, for a net cash cost of $11.3 million. The acquisition consisted of a single manufacturing facility located in Dalton, Georgia. Also during 2014, the Company received cash totaling $0.3 million in connection with the final working capital settlement related to a 2013 acquisition.
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
See Note 4 to the Consolidated Financial Statements for further information about acquisition activities.
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

During 2014, the Company announced the closures of a tube and core plant in Canada; a molded foam plant in the United States and a temperature-assured packaging plant in the United States; and two recycling facilities - one in the United States and one in Brazil. The Company also recognized exit costs and asset impairment charges as the result of halting the planned start up of a rigid paper facility in Europe following the acquisition of Weidenhammer Packaging Group. In addition to these actions, the Company continued to realign its cost structure, resulting in the elimination of approximately 125 positions.
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
See Note 5 to the Consolidated Financial Statements for further information about restructuring activities and asset impairment charges.
Reconciliations of GAAP to non-GAAP financial measures
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures for each of the years presented:

	For the year ended December 31, 2014
Dollars and shares in thousands, except per share data	GAAP (as Restated)	Restructuring/ Asset Impairment	Acquisition Related Cost	Tax Related Adjustments & Other(1)	Base (as Restated)
Income before interest and income taxes	$378,098	$22,792	$9,221	$(2,568)	$407,543
Interest expense, net	52,391	—	—	—	52,391
Income before income taxes	$325,707	$22,792	$9,221	$(2,568)	$355,152
Provision for income taxes	108,758	5,732	722	787	115,999
Income before equity in earnings of affiliates	$216,949	$17,060	$8,499	$(3,355)	$239,153
Equity in earnings of affiliates, net of tax	9,886	—	—	—	9,886
Net income	$226,835	$17,060	$8,499	$(3,355)	$249,039
Less: Net (income)/loss attributable to noncontrolling interests, net of tax	(919)	(52)	—	533	(438)
Net income attributable to Sonoco	$225,916	$17,008	$8,499	$(2,822)	$248,601
Per diluted common share	$2.19	$0.16	$0.08	$(0.03)	$2.41
(1) Consists of excess property insurance settlement gains on a facility in Thailand damaged by a flood in 2011 totaling $2,568 pretax ($2,006 after tax) and other non-base income tax benefits totaling $1,349.

	For the year ended December 31, 2013
Dollars and shares in thousands, except per share data	GAAP (as Restated)	Restructuring/ Asset Impairment	Acquisition Related Cost	Tax Related Adjustments & Other(2)	Base (as Restated)
Income before interest and income taxes	$349,435	$25,038	$484	$(703)	$374,254
Interest expense, net	56,726	—	—	—	56,726
Income before income taxes	$292,709	$25,038	$484	$(703)	$317,528
Provision for income taxes	93,631	6,774	139	(462)	100,082
Income before equity in earnings of affiliates	$199,078	$18,264	$345	$(241)	$217,446
Equity in earnings of affiliates, net of tax	12,029	—	—	—	12,029
Net income	$211,107	$18,264	$345	$(241)	$229,475
Less: Net (income)/loss attributable to noncontrolling interests, net of tax	(1,282)	2	—	—	(1,280)
Net income attributable to Sonoco	$209,825	$18,266	$345	$(241)	$228,195
Per diluted common share	$2.03	$0.18	$—	$—	$2.21
(2) Consists primarily of excess property insurance settlement gains totaling $916 pretax ($689 after tax) on a facility in Thailand damaged by a flood in 2011, partially offset by the impact of the February 2013 devaluation of the Venezuelan bolivar fuerte, and additional tax expense of $279 associated with the repatriation of cash completed in 2013.

	For the year ended December 31, 2012
Dollars and shares in thousands, except per share data	GAAP (as Restated)	Restructuring/ Asset Impairment	Acquisition Related Cost	Tax Related Adjustments & Other(3)	Base (as Restated)
Income before interest and income taxes	$342,991	$32,858	$311	$(4,800)	$371,360
Interest expense, net	59,985	—	—	—	59,985
Income before income taxes	$283,006	$32,858	$311	$(4,800)	$311,375
Provision for income taxes	100,402	9,836	99	(12,302)	98,035
Income before equity in earnings of affiliates	$182,604	$23,022	$212	$7,502	$213,340
Equity in earnings of affiliates, net of tax	12,805	22	—	—	12,827
Net income	$195,409	$23,044	$212	$7,502	$226,167
Less: Net (income)/loss attributable to noncontrolling interests, net of tax	(110)	116	—	—	6
Net income attributable to Sonoco	$195,299	$23,160	$212	$7,502	$226,173
Per diluted common share	$1.90	$0.22	$—	$0.08	$2.20
(3) Consists primarily of excess property insurance settlement gains totaling $4,800 pretax ($3,289 after tax) on a facility destroyed by fire in 2010 and a facility in Thailand damaged by a flood in 2011, and additional tax expense of $11,744 associated with a planned repatriation of cash.

Results of operations – 2014 versus 2013
For 2014, net income attributable to Sonoco was $225.9 million ($2.19 per diluted share), compared with $209.8 million ($2.03 per diluted share) for 2013. Current year earnings were negatively impacted by after-tax charges of $22.7 million consisting of restructuring costs, asset impairment charges, acquisition expenses, and acquisition inventory step-up costs, partially offset by excess property insurance proceeds.
Net income in 2013 was negatively impacted by after-tax restructuring and other charges of $18.4 million, net of gains from property sales and excess property insurance recoveries.
Base earnings in 2014 were $248.6 million ($2.41 per diluted share), compared with $228.2 million ($2.21 per diluted share) in 2013. This 8.9% increase in base earnings was the result of manufacturing productivity improvements, a positive price/cost relationship, volume growth, proceeds from a legal settlement, acquisitions and lower pension expense. These favorable factors were partially offset by higher labor, maintenance, management incentive and other operating costs.
The consolidated effective tax rate was 33.4%, compared with 32.0% in 2013 and the effective tax rate on base earnings was 32.7%, compared with 31.5% in 2013.
Consolidated net sales for 2014 were $5.0 billion, a $155 million, or 3.2%, increase from 2013.
The components of the sales change were:

($ in millions)
Volume/Mix	$87
Selling price	27
Acquisitions/Divestitures	100
Currency exchange rate/Other	(59)
Total sales increase	$155
Total volume was up in all of the Company's segments. For the most part, price changes for the Company’s products are driven by changes in the underlying product costs. Of the selling price gains, approximately 50% came in Paper and Industrial Converted Products, primarily driven by increases in South America and Europe. The majority of the remaining gains came in the Consumer Packaging segment, primarily reflecting price changes to pass through higher resin, film and other costs. Total domestic sales were $3.3 billion, up 1.7% from 2013 levels. International

12	FORM 10-K/A SONOCO 2014 ANNUAL REPORT

sales were 1.7 billion, up 6.2% from 2013 with most of the increase coming in Europe which was largely driven by the Weidenhammer acquisition.
Costs and expenses/margins
Cost of sales was up $109.1 million in 2014, or 2.7%, from the prior year primarily driven by higher volume and the impact of acquisitions. This was less than the 3.2% increase in sales reflecting the benefits of higher volume, improved productivity and lower pension and post retirement expense, as well as the ability in 2014 for most of our businesses to increase prices in line with or somewhat more than the increases in the direct costs of materials, energy and freight. Partially offsetting these benefits were higher labor and other costs. As a result, gross profit margins improved year over year to 18.1% from 17.7% in the prior year. In our industrial businesses, lower average market prices for recovered paper in the U.S. were largely offset by increases in Europe and South America, while Consumer Packaging was negatively impacted by higher resin, tinplate steel and other costs.
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
Selling, general and administrative expenses increased $19.8 million, or 4.1%, and were 10.1% of sales compared to 10.0% of sales in 2013. The dollar increase was driven primarily by the impact of acquisitions, higher incentive costs, wage and general inflation and higher volume-driven costs such as commissions. Partially offsetting these increases were the lower pension expense and proceeds received during the year from a legal settlement. Base earnings before interest and income taxes were 8.1% of sales in 2014 compared to 7.7% in 2013, driven by the improved gross profit margins discussed above.
Restructuring and restructuring related asset impairment charges totaled $22.8 million and $25.0 million in 2014 and 2013, respectively. Additional information regarding restructuring actions and impairments is provided in Note 5 to the Company’s Consolidated Financial Statements.
Research and development costs, all of which were charged to expense, were $24.2 million in 2014 and $20.1 million in 2013. Management expects research and development spending in 2015 to remain in line with 2014.
Net interest expense totaled $52.4 million for the year ended December 31, 2014, compared with $56.7 million in 2013. The decrease was due primarily to lower average debt levels.
Reportable segments
The Company reports its financial results in four reportable segments – Consumer Packaging, Display and Packaging, Paper and Industrial Converted Products, and Protective Solutions. Effective January 1, 2014, the Company began reporting Sonoco Alloyd, the Company's retail packaging business and previously part of the Protective Solutions segment, as part of the Display and Packaging segment. This change reflects the evolving integration of these businesses, which enables them to better leverage the Company's capabilities, products and services to provide complete solutions to our retail merchandising customers. Prior period results for the affected segments have been recast to reflect this change.
Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Consolidated Statements of Income, are comprised of the following:

	2014	2013
($ in millions)	as Restated	as Restated	% Change
Segment operating profit
Consumer Packaging	$200.6	$186.9	7.3%
Display and Packaging	10.7	9.2	16.0%
Paper and Industrial Converted Products	162.3	138.1	17.5%
Protective Solutions	34.0	40.1	(15.2)%
Restructuring/Asset impairment charges	(22.8)	(25.0)	(9.0)%
Acquisition-related costs	(9.2)	(0.5)	1,805.2%
Property insurance gains	2.6	0.7	265.3%
Consolidated operating profits	$378.1	$349.4	8.2%
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
See Note 17 to the Company’s Consolidated Financial Statements for more information on reportable segments.
Consumer Packaging

	2014	2013
($ in millions)	as Restated	as Restated	% Change
Trade sales	$1,962.9	$1,893.5	3.7%
Segment operating profits	200.6	186.9	7.3%
Depreciation, depletion and amortization	75.8	74.1	2.2%
Capital spending	63.1	48.8	29.4%
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
Segment operating profits increased by $13.7 million year over year and operating profit margins increased to 10.2% from 9.9% in 2013. The increase in segment operating profits was largely driven by strong manufacturing cost productivity improvements, a positive price/cost relationship and lower pension expense. These benefits were partially offset by inflation in labor and other costs, the impact of foreign currency translation and higher management incentive expense. The most significant driver of the improvement in segment operating profits was widespread manufacturing productivity gains that were achieved across the segment. Despite lower volume, the Company’s thermoformed plastics business saw a significant year-over-year increase in operating profits due to productivity improvements and reduced fixed costs.
Significant capital spending in the Consumer Packaging segment included numerous productivity projects and the start up of new rigid paper manufacturing facilities in Asia.
Display and Packaging

	2014	2013
($ in millions)	as Restated	as Restated	% Change
Trade sales	$666.8	$638.6	4.4%
Segment operating profits	10.7	9.2	16.0%
Depreciation, depletion and amortization	17.0	18.0	(5.6)%
Capital spending	9.4	7.4	27.1%
Trade sales were up $27.9 million year over year, reflecting volume growth in the Company's U.S. display and packaging and international contract packaging operations partially offset by foreign currency translation. Both domestic and international sales benefited from organic growth with existing customers while higher volumes in international display and packaging also reflect new business. Domestic sales increased $7 million, or 2.4%, to $293 million, while international sales increased $21 million, or 6.0%, to $374 million.
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
Operating activities
Cash flow from operations totaled $417.9 million in 2014 and $538.0 million in 2013, a year-over-year decrease of $(120.1) million. Higher year-over-year net income increased operating cash flows by $15.7 million, while lower pension and postretirement non-cash expenses and higher pension and postretirement cash contributions resulted in a combined year-over-year decrease in operating cash flows of $(45.4) million. Changes in working capital levels also contributed significantly to the year-over-year reduction in operating cash flows. Higher trade accounts receivable balances created a $(36.1) million year-over-year use of cash. The higher trade receivables were the result of greater levels of business activity in the latter part of 2014 compared with the latter part of 2013. Decreases in inventory provided $6.2 million of operating cash flow in 2014, compared with using $(32.5) million of cash in 2013, a year-over-year increase in operating cash flows of $38.8 million. The provision of cash in 2014 was a result of lower year-over-year inventory levels at December 31, 2014, resulting from inventory reduction initiatives in place at that time. In addition, some of the Company's businesses increased raw material inventory levels at the end of 2013 to take advantage of favorable raw material pricing. Accounts payable provided $26.9 million of cash in 2014 compared with $71.0 million in 2013, a year-over-year decrease in operating cash flows of $(44.2) million. While increased business activity during the latter part of 2014 drove accounts payable up year over year, it was not as great as the increase from 2012 to 2013. The increase during that period was greater due to raw material increases at the end of 2013 due to favorable raw material pricing. The change in the Fox River environmental reserves reflects higher year-over-year cash payments of $12.5 million, stemming from the $14.7 million funding of a proposed settlement in 2014. The negative impact on operating cash flow from cash paid for taxes was $26.7 million higher in 2014 than in 2013 due to higher pretax income, less excess tax over book depreciation primarily due to the biomass boiler project completed in 2013, and a reduction in the amount of currently deductible stock compensation expense due to fewer vested distributions occurring in 2014.
Cash flow from operations totaled $538.0 million in 2013 and $403.9 million in 2012, a year-over-year increase of $134.1 million. Higher year-over-year net income and non-cash pension and postretirement plan expenses increased operating cash flows by $25.4 million, while lower year-over-year pension and postretirement plan contributions accounted for an additional increase of $33.1 million. Changes in working capital levels also had a significant effect on year-over-year cash flows. Trade accounts receivable provided $1.0 million less cash in 2013 compared with 2012 as the level of business activity in the latter part of each year was relatively similar. Inventory increased in 2013 using $32.5 million of cash, compared with providing $17.1 million of cash in 2012, a year-over-year decrease in operating cash flows of $(49.6) million. During the fourth quarter of 2013, some of the Company's businesses increased raw material inventory levels to take advantage of favorable raw material pricing and/or built inventories in preparation for expected first-quarter demand, whereas the provision of cash in 2012 was a result of lower year-over-year inventory levels at December 31, 2012 resulting from inventory reduction initiatives in place at that time. Accounts payable provided $71.0 million of cash in 2013 compared with a $(16.0) million use of cash in 2012, a year-over-year increase in operating cash flows of $87.0 million. Accounts payable increases during 2013 were directly related to the inventory purchases in the fourth quarter and a lower year-over-year decrease in business activity during the fourth quarter in some of our businesses. Changes in Deferred Taxes provided $35.7 million of cash in 2013 compared with $17.2 million in 2012. This year-over-year change of $18.5 million resulted primarily from an increase in the exercise and distribution of vested share-based compensation awards and the benefit of accelerated depreciation on the new biomass boiler in Hartsville, South Carolina, and other fixed assets placed into service in 2013.
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
Financing activities
Net cash provided by financing activities totaled $39.5 million in 2014, compared with a $515.1 million use in 2013, an increased provision of cash of $554.6 million. Net debt borrowings provided $245.2 million of cash in 2014, compared with net debt repayments using $388.4 million of cash in 2013, representing an increase in the net provision of cash of $633.6 million. The 2014 borrowings consisted primarily of a new $250 million three-year term loan used to partially fund the acquisition of the Weidenhammer Packaging Group on October 31, 2014. A portion of the debt repayments in 2013 were funded by the repatriation of approximately $260 million of cash from the Company's foreign subsidiaries. This cash was used to pay off the $135 million balance of a term loan entered into in November 2011 to fund the Tegrant acquisition and the remainder was used to pay down commercial paper. In addition, the Company utilized $117.7 million of cash on hand to fund the repayment of its 6.5% debentures upon their maturity in November 2013. Cash dividends increased 3.2% to $128.8 million in 2014 compared to $124.8 million in 2013. Net proceeds from the exercise of stock awards totaled $5.4 million in 2014, compared with $15.8 million in 2013, and the excess tax benefit of share-based compensation totaled $4.1 million in 2014, compared with $12.5 million in 2013. In addition, Sonoco acquired 2.1 million shares of its common stock in 2014 at a cost of $87.8 million, compared with 0.7 million shares in 2013 at a cost of $27.2 million. Two million of the shares purchased in 2014 were done so under a previously announced share repurchase authorization.

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
In January 2003, the Venezuelan government suspended the free exchange of bolivars (BsF) for foreign currency. Since 2003, the only consistent mechanism potentially available to the Company for exchanging currency has been via the central bank at the official rate. The official rate has been devalued significantly from 1.6 BsF/US$ in January 2003 to 6.3 BsF/US$ presently and access to U.S dollars at the official rate is extremely limited. Since January 1, 2010, the Company has considered Venezuela to be a hyperinflationary economy and has accounted for its operations accordingly. Due to actions taken over the past year, in addition to the official rate, the Venezuelan government now supports two alternative foreign exchange mechanisms. However, due to program limitations preventing the Company's participation and/or a lack of transparency, the Company continues to use the official rate to report the results of its operations in Venezuela. At December 31, 2014, the indicated exchange rates under these alternative mechanisms were 12.0 BsF/US$ and 50.0 BsF/US$ and may represent more realistic rates at which the Company could expect to convert its BsF denominated monetary assets and liabilities into dollars. If the Company were to begin reporting the results of its operations in Venezuela using 12.0 BsF/US$ or 50.0 BsF/US$, it would report a translation loss of approximately $2 million or $4 million, respectively. In addition, the use of a significantly less advantageous exchange rate mechanism than the official rate may also result in an impairment charge related to non-recoverability of other assets such as inventory and property and equipment. The Company will continue to monitor developments regarding these, or other, alternative mechanisms and assess if a rate other than the official rate would be appropriate for remeasuring reported financial results. Annual net sales in Venezuela are approximately $23 million. The Company's total net investment in Venezuela is $14 million, of which $8 million is exposed to translation gains/losses due to changes in the exchange rate.
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
At December 31, 2014, the Company had derivative contracts outstanding to hedge the price on a portion of anticipated commodity and energy purchases as well as to hedge certain foreign exchange risks for various periods through March 2016. These contracts included swaps to hedge the purchase price of approximately 5.2 MMBTUs of natural gas in the U.S. and Canada representing approximately 79% and 5% of anticipated natural gas usage for 2015 and 2016, respectively. Additionally, the Company had swap contracts covering 2,648 metric tons of aluminum, representing approximately 33% of anticipated usage for 2015. The aluminum hedges relate to fixed-price customer contracts. At December 31, 2014, the Company had a number of foreign currency contracts in place for both designated and undesignated hedges of either anticipated foreign currency denominated transactions or existing financial assets and liabilities. At December 31, 2014, the total notional amount of these contracts, in U.S. dollar terms, was $167 million, of which $76 million related to the Canadian dollar, $43 million to the Mexican peso, $18 million to the Colombian peso, $14 million to the euro; $7 million to the Australian dollar; and $9 million to all other currencies.
The total fair market value of the Company's derivatives was in a net unfavorable position of $10.7 million at December 31, 2014, and a net unfavorable position of $0.1 million at December 31, 2013. Derivatives are marked to fair value using published market prices, if available, or using estimated values based on current price quotes and a discounted cash flow model. See Note 10 to the Consolidated Financial Statements for more information on financial instruments.
The Company is subject to various federal, state and local environmental laws and regulations concerning, among other matters, solid waste disposal, wastewater effluent and air emissions. Although the costs of compliance have not been significant due to the nature of the materials and processes used in manufacturing operations, such laws also make generators of hazardous wastes and their legal successors financially responsible for the cleanup of sites contaminated by those wastes. The Company has been named a potentially responsible party at several environmentally contaminated sites. These regulatory actions and a small number of private party lawsuits are believed to represent the Company’s largest potential environmental liabilities. The Company has accrued $59.3 million (including $37.8 million associated with U.S. Mills) at December 31, 2014, compared with $73.0 million at December 31, 2013 (including $52.1 million associated with U.S. Mills), with respect to these sites. See “Environmental Charges,” Item 3 – Legal Proceedings and Note 15 to the Consolidated Financial Statements for more information on environmental matters.
Results of operations – 2013 versus 2012
Consolidated net sales for 2013 were $4.86 billion, a $48 million, or 1.0%, increase from 2012.
The components of the sales change were:

($ in millions)
Volume/Mix	$54
Selling price	30
Acquisitions/Divestitures	(7)
Currency exchange rate/Other	(29)
Total sales increase	$48
Volume was up in nearly all of the Company's businesses outside of the Consumer Packaging segment. For the most part, price changes for the Company’s products are driven by changes in the underlying product costs. Of the selling price gains, approximately 70% came in Paper and Industrial Converted Products, where prices increased in response to higher recovered paper prices. The majority of the remaining gains came in the Consumer Packaging segment, primarily reflecting contract price resets to pass through higher paper and tinplate steel costs, and, to a lesser extent, higher film and resin costs. Included in Other is a $31 million reduction due to the Company's decision to exit the recycled fiber trading business in Europe. Total domestic sales were $3.2 billion, up 2% from 2012 levels. International sales were $1.6 billion, essentially flat with 2012.
Costs and expenses
Cost of sales increased in 2013 by $26.0 million, or 0.7%, from 2012. The higher cost of sales was less than the 1.0% increase in sales, reflecting the benefits of higher volume and productivity gains as well as the ability for most of our businesses to increase prices in 2013 in line with, or somewhat more than, the increases in the direct costs of materials, energy and freight. Gross profit margins improved to 17.7% in 2013 from 17.4% in 2012. Higher average market prices for recovered paper increased costs in our industrial businesses, while Consumer Packaging was negatively impacted by higher resin, tinplate steel and other costs. The benefits of a positive price/cost relationship and productivity improvements were partially offset by higher labor, pension and other costs.
In 2013, aggregate pension and postretirement expenses increased $9.1 million to $62.0 million, versus $52.9 million in 2012. Approximately 75% of these expenses were reflected in cost of sales, with the balance in selling, general and administrative expenses. The higher expense was primarily the result of higher actuarial loss amortization due to lower discount rates.
Selling, general and administrative expenses increased $23.5 million, or 5.1%, and were 10.0% of sales compared to 9.6% of sales in 2012. The increase as a percent of sales was driven primarily by higher incentive and pension costs with the total dollar increase also reflecting wage and general inflation and higher volume-driven costs such as commissions. Base earnings before interest and income taxes were 7.7% of sales in 2013 compared to 7.7% in 2012, this percentage was flat year-over-year as gross margin improvements discussed above were offset by higher costs discussed above.
Restructuring and restructuring related asset impairment charges totaled $25.0 million and $32.9 million in 2013 and 2012, respectively. Additional information regarding restructuring actions and impairments is provided in Note 5 to the Company’s Consolidated Financial Statements.
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

Reportable segments
Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Consolidated Statements of Income, are comprised of the following:

($ in millions)	2013 as Restated	2012 as Restated	% Change
Segment operating profit
Consumer Packaging	$186.9	$175.8	6.3%
Display and Packaging	9.2	17.3	(46.6)%
Paper and Industrial Converted Products	138.1	141.4	(2.3)%
Protective Solutions	40.1	36.9	8.6%
Restructuring/Asset impairment charges	(25.0)	(32.9)	(23.8)%
Acquisition-related costs	(0.5)	(0.3)	55.6%
Property insurance gains	0.7	4.8	(85.4)%
Consolidated operating profits	$349.4	$343.0	1.9%

Consumer Packaging

	2013	2012
($ in millions)	as Restated	as Restated	% Change
Trade sales	$1,893.5	$1,912.6	(1.0)%
Segment operating profits	186.9	175.8	6.3%
Depreciation, depletion and amortization	74.1	75.6	(1.9)%
Capital spending	48.8	58.3	(16.3)%
Sales decreased in 2013 from the previous year due primarily to lower volume in rigid paper and plastic containers, a significant driver of which was lower demand for our customers’ products, partially offset by gains in flexible packaging. Demand for certain of the company's metal-end products declined due to customer transitions to other formats and insourcing. In addition, demand for certain of the segment’s products, particularly those used for frozen food, declined as the effect of higher agricultural commodity costs on retail prices weighed down consumer spending on packaged food. Selling prices were mixed, but slightly higher for the segment as whole. Prices were higher in both rigid paper and plastic containers, reflecting the pass through of higher costs relative to the prior year. The benefit to trade sales of higher selling prices was largely offset by the impact of foreign exchange rates. Domestic sales in 2013 were approximately $1,477 million, up 0.8%, or $12 million, from 2012, while international sales were approximately $417 million in 2013, down 7.0%, or $31 million, from 2012.
Segment operating profits in 2013 increased by $11.1 million over 2012 and operating profit margins increased to 9.9% in 2013 from 9.2% in 2012. The increase in segment operating profits was largely driven by strong manufacturing cost productivity improvements, lower fixed costs due to restructuring and cost control actions, and a positive price/cost relationship. These benefits were partially offset by higher pension expense and inflation in labor and other costs. Nearly half of the improvement in segment operating profits was attributable to higher volume and a more profitable mix of business in the Company's flexible packaging operations. Despite lower volume, the Company’s thermoformed plastics business saw a significant year-over-year increase in operating profits due to strong productivity improvements and reduced fixed costs.
Significant capital spending in the Consumer Packaging segment included spending on projects to increase rigid paper, flexible packaging, and blowmolding production capacity, numerous productivity projects, and the start up of a new rigid paper container manufacturing facility in Poland.
Display and Packaging

	2013	2012
($ in millions)	as Restated	as Restated	% Change
Trade sales	$638.6	$608.6	4.9%
Segment operating profits	9.2	17.3	(46.6)%
Depreciation, depletion and amortization	18.0	15.8	14.6%
Capital spending	7.4	9.2	(19.1)%
Trade sales in 2013 were up $30.0 million over 2012, reflecting volume growth in the Company's U.S. display and packaging and international contract packaging operations along with a positive impact from foreign currency translation. Both domestic and international sales benefited from organic growth with existing customers while higher volumes in U.S. display and packaging also reflect the addition of a major new customer. Demand for the Company's retail security packaging products continued to be weak with a decrease in volume, slightly offset by increased pricing. Domestic sales increased $20 million, or 7.7%, in 2013 to $286 million, while international sales increased $10 million, or 2.6%, to $353 million.
The significant year-over-year decrease in segment operating profit was driven by operating and productivity issues in our contract packaging center in Mexico and weaker results in retail security packaging. In addition, the segment incurred higher fixed costs to support the major new customer in the U.S. and international growth in Brazil and Poland. These cost increases were slightly offset by higher sales volume in display and packaging,
Capital spending in the segment included numerous productivity and customer development projects in the United States and capacity expansion in Poland.
Paper and Industrial Converted Products

($ in millions)	2013	2012	% Change
Trade sales	$1,858.9	$1,840.8	1.0%
Segment operating profits	138.1	141.4	(2.3)%
Depreciation, depletion and amortization	82.4	83.3	(1.1)%
Capital spending	88.6	112.3	(21.1)%
Higher selling prices, primarily due to higher average market costs for old corrugated containers (OCC), and higher volumes in the majority of the segment's operations accounted for nearly all of the reported increase in segment trade sales in 2013. Partially offsetting these gains was a $31 million reduction in trade sales due to the Company's decision to exit its European recycled fiber trading business. Due to relatively low margins, this decision had little effect on segment operating profits. Most of the segment's volume gains occurred in its North American paper and recycling operations and Asian tube and core operations. These gains were partially offset by lower reels volume and the impact of exchange rates. Volume in reels decreased on lower demand for steel reels due to a variety of factors that worked to reduce capital spending by the Company's customers, one-time orders in 2012 that did not repeat, and a weaker market for nailed wood reels. Total domestic sales in the segment increased $45 million, or 4.4%, in 2013 to $1,064 million while international sales decreased $27 million, or 3.3%, to $795 million, with approximately $9 million of the decrease a result of unfavorable foreign exchange rate changes.
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
Sales increased year over year primarily due to higher volume in each of the segment's businesses. Most of the volume improvement was driven by increased demand and/or new contracts in the automotive, industrial and appliance packaging product lines.
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
The Company believes the accounting policies discussed in the Notes to the Consolidated Financial Statements included in Item 8 of this amended Annual Report on Form 10-K/A are critical to understanding the results of its operations. The following discussion represents those policies that involve the more significant judgments and estimates used in the preparation of the Company’s Consolidated Financial Statements.
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

20	FORM 10-K/A SONOCO 2014 ANNUAL REPORT

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
In considering the level of uncertainty regarding the potential for goodwill impairment, management has concluded that any such impairment would likely be the result of adverse changes in more than one assumption. Management does not consider any of its assumptions to be either aggressive or conservative, but rather its best estimate based on available evidence at the time of the assessment. Other than in Display and Packaging, which is discussed below, there is no specific singular event or change in circumstances management has identified that it believes could reasonably result in a change to expected future results in any of its reporting units sufficient to result in goodwill impairment. In management’s opinion, a change of such magnitude would more likely be the result of changes to some combination of the factors identified above, a general deterioration in competitive position, introduction of a superior technology, significant unexpected changes in customer preferences, an inability to pass through significant raw material cost increases, and other such items as identified in "Item 1A. Risk Factors" in this amended Annual Report on Form 10-K/A.
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
Plastics – Blowmolding manufactures blow-molded plastic containers primarily for use in nonfood applications. This reporting unit is the result of the purchase of Matrix Packaging in May 2007, which was acquired to be a growth platform for the Company and to provide an avenue into the health and beauty market. Although operating results since that time have often lagged expectations, in order for the unit to achieve its growth potential the Company has continued to invest significantly in the business. As a result, current projections for this reporting unit reflect revenue growth as well as improvements in operating margins due largely to expected execution improvements. Sales growth is expected to be driven by the continued return of volume that was shifted to competitors in 2013 due to temporary production down time, new business from key nonfood customers, expansion into more food-based applications and collaboration with large-scale packaging service providers. Margins are expected to improve largely as a result of future productivity improvements and the leveraging of new sales volume. Should the sales growth and/or margin improvements not materialize, a goodwill impairment charge may be incurred. Based on the valuation work performed for the 2014 test, the estimated fair value of Plastics - Blowmolding exceeded its carrying value by approximately 32%. This is an increase from the prior year due to improvements in current and projected operating results, partially offset by an increase in the discount rate utilized in the analysis.
Display and Packaging designs, manufactures, assembles, packs and distributes temporary, semipermanent and permanent point-of-purchase displays; provides supply chain management services, including contract packing, fulfillment and scalable service centers; and manufactures retail packaging, including printed backer cards, thermoformed blisters and heat sealing equipment. Management expects that this unit will experience price pressure and customer turnover during the next 12 to 24 months which, in turn, could pressure overall profitability and profit margins. However, management expects that new business, partially driven by synergies between retail packaging manufacturing and packaging services, and productivity gains will more than offset those negatives. In addition, a large portion of sales in this unit is concentrated in one customer. Management expects to retain this business; however, if a significant amount is lost and not replaced, or the expected synergies and productivity gains are not realized, it is possible that a goodwill impairment charge may be incurred. Total goodwill associated with this reporting unit was approximately $205 million at December 31, 2014. Based on the valuation work performed for the 2014 test, the estimated fair value of Display and Packaging exceeded its carrying value by approximately 19%.
Tube and Cores/Paper - Brazil manufactures paperboard tubes and cores, fiber-based construction tubes and forms, and recycled paperboard and linerboard. Weakness in the Brazilian economy, together with rising input costs and strong price competition, put pressure on this unit's operating results in 2014. Planned investments in production capacity of both paper and tubes and cores, as well as new product development and productivity projects, are expected to drive top line growth and improved profit margins in this reporting unit over the next 12 to 24 months. Management expects this unit to grow significantly above Brazil GDP levels in 2015 and then track GDP in the following years. Control of fixed costs will be a major focus area and improved productivity is expected to be needed to offset inflation. Should the sales growth and/or margin improvements not materialize, a goodwill impairment charge may be incurred. Based on the valuation work performed for the current year test, the estimated fair value of Tubes and Cores/Paper - Brazil exceeded its carrying value by approximately 67%.
In its 2014 analysis, projected future cash flows were discounted at 9.9%, 10.2% and 8.2% for Plastics - Blowmolding, Display and Packaging and Tubes and Cores/Paper - Brazil, respectively. Holding other valuation assumptions constant, Plastics - Blowmolding projected operating profits across all future periods would have to be reduced approximately 21%, or the discount rate increased to 12.0%, in order for the estimated fair value to fall below the reporting unit’s carrying value. The corresponding percentages for Display and Packaging are 15% and 11.5% and for Tubes and Cores/Paper - Brazil, 34% and 12.0%.
The restatement of historical financial results for the Company's Display and Packaging business discussed in Note 2 was considered a triggering event resulting in a reassessment of the most recent annual impairment test for the Display and Packaging reporting unit completed in the third quarter of 2014. Accordingly, the Company reperformed the impairment analysis for this reporting unit taking into consideration the restated financial data and concluded that goodwill in the Display and Packaging reporting unit was not impaired. During the time subsequent to the annual evaluation, and at December 31, 2014, the Company considered whether any other events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management’s opinion that no other such events have occurred.
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

21

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

22

Recent accounting pronouncements
Information regarding recent accounting pronouncements is provided in Note 3 to the Consolidated Financial Statements included in Item 8 of this amended Annual Report on Form 10-K/A.
Item 8. Financial statements and supplementary data
The Consolidated Financial Statements and Notes to the Consolidated Financial Statements are provided on pages F-1 through F-55 of this report. Selected quarterly financial data is provided in Note 19 to the Consolidated Financial Statements included in this amended Annual Report on Form 10-K/A.

23	FORM 10-K/A SONOCO 2014 ANNUAL REPORT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and directors of Sonoco Products Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in total equity and cash flows present fairly, in all material respects, the financial position of Sonoco Products Company and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014. However, management has subsequently determined that material weaknesses in internal control over financial reporting existed as of that date. The material weaknesses related to ineffectively designed transaction level and business performance review controls at the Company’s contract packaging operations; ineffectively designed controls over the completeness and accuracy of financial information accumulated from international locations; ineffectively designed controls over the recording and review of journal entries at international locations; and ineffectively designed business performance reviews at certain domestic locations. These material weaknesses contributed to an additional material weakness as the Company did not effectively design controls in response to the risks of material misstatement. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting existed as of that date. The material weaknesses related to improperly designed transaction level and business performance review controls at the Company’s contract packaging operations; ineffectively designed controls over the completeness and accuracy of financial information accumulated from international locations; ineffectively designed controls over the recording and review of journal entries at international locations; and ineffectively designed business performance reviews at certain domestic locations. These material weaknesses contributed to an additional material weakness as the Company did not effectively design controls in response to the risks of material misstatement. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control over Financial Reporting (restated) appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on the consolidated financial statements. The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2014, 2013 and 2012 consolidated financial statements to correct misstatements.

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

F 1	FORM 10-K/A SONOCO 2014 ANNUAL REPORT

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Weidenhammer Packaging Group (Weidenhammer) from its assessment of internal control over financial reporting as of December 31, 2014 because it was acquired by the Company in a purchase business combination during 2014. We have also excluded Weidenhammer from our audit of internal control over financial reporting. Weidenhammer is a wholly-owned subsidiary whose total assets and total revenues represent 9.3% and 1.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

Charlotte, North Carolina
March 2, 2015, except for the effects on the consolidated financial statements of the restatement described in Note 2, the goodwill measurement period adjustment described in Note 4, and the matter described in the second paragraph of Management's Report on Internal Control over Financial Reporting, as to which the date is August 25, 2015

F 2

CONSOLIDATED BALANCE SHEETS
Sonoco Products Company

(Dollars and shares in thousands) At December 31	2014 as Restated	2013 as Restated
Assets
Current Assets
Cash and cash equivalents	$161,168	$217,567
Trade accounts receivable, net of allowances of $8,547 in 2014 and $9,771 in 2013	653,737	614,053
Other receivables	38,580	38,995
Inventories
Finished and in process	151,150	157,072
Materials and supplies	269,126	252,531
Prepaid expenses	61,071	60,214
Deferred income taxes	38,957	39,406
	1,373,789	1,379,838
Property, Plant and Equipment, Net	1,148,607	1,021,920
Goodwill	1,177,962	1,099,207
Other Intangible Assets, Net	280,935	243,920
Long-term Deferred Income Taxes	45,442	61,232
Other Assets	167,176	168,406
Total Assets	$4,193,911	$3,974,523
Liabilities and Equity
Current Liabilities
Payable to suppliers	$517,228	$496,924
Accrued expenses and other	256,566	271,288
Accrued wages and other compensation	77,520	69,671
Notes payable and current portion of long-term debt	52,280	35,201
Accrued taxes	8,599	8,649
	912,193	881,733
Long-term Debt	1,200,885	946,257
Pension and Other Postretirement Benefits	444,231	263,718
Deferred Income Taxes	91,157	128,006
Other Liabilities	41,598	48,760
Commitments and Contingencies
Sonoco Shareholders’ Equity
Serial preferred stock, no par value
Authorized 30,000 shares
0 shares issued and outstanding as of December 31, 2014 and 2013
Common shares, no par value
Authorized 300,000 shares
100,603 and 102,147 shares issued and outstanding at December 31, 2014 and 2013, respectively	7,175	7,175
Capital in excess of stated value	396,980	457,190
Accumulated other comprehensive loss	(608,851)	(369,869)
Retained earnings	1,692,891	1,596,965
Total Sonoco Shareholders’ Equity	1,488,195	1,691,461
Noncontrolling Interests	15,652	14,588
Total Equity	1,503,847	1,706,049
Total Liabilities and Equity	$4,193,911	$3,974,523
The Notes beginning on page F-7 are an integral part of these financial statements.

F 3	FORM 10-K/A SONOCO 2014 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF INCOME
Sonoco Products Company

(Dollars and shares in thousands except per share data) Years ended December 31	2014 as Restated	2013 as Restated	2012 as Restated
Net sales	$5,016,994	$4,861,657	$4,813,571
Cost of sales	4,109,108	4,000,013	3,974,007
Gross profit	907,886	861,644	839,564
Selling, general and administrative expenses	506,996	487,171	463,715
Restructuring/Asset impairment charges	22,792	25,038	32,858
Income before interest and income taxes	378,098	349,435	342,991
Interest expense	55,140	59,913	64,114
Interest income	2,749	3,187	4,129
Income before income taxes	325,707	292,709	283,006
Provision for income taxes	108,758	93,631	100,402
Income before equity in earnings of affiliates	216,949	199,078	182,604
Equity in earnings of affiliates, net of tax	9,886	12,029	12,805
Net income	226,835	211,107	195,409
Net (income) attributable to noncontrolling interests	(919)	(1,282)	(110)
Net income attributable to Sonoco	$225,916	$209,825	$195,299
Weighted average common shares outstanding:
Basic	102,215	102,577	101,804
Assuming exercise of awards	957	671	769
Diluted	103,172	103,248	102,573
Per common share
Net income attributable to Sonoco:
Basic	$2.21	$2.05	$1.92
Diluted	$2.19	$2.03	$1.90
Cash dividends	$1.27	$1.23	$1.19

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Sonoco Products Company

(Dollars in thousands) Years ended December 31	2014 as Restated	2013 as Restated	2012 as Restated
Net income	$226,835	211,107	195,409
Other comprehensive (loss)/income:
Foreign currency translation adjustments	(103,447)	(29,147)	25,022
Changes in defined benefit plans, net of tax	(130,664)	144,754	(43,753)
Change in derivative financial instruments, net of tax	(5,700)	6,465	1,460
Other comprehensive (loss)/income	(239,811)	122,072	(17,271)
Comprehensive (loss)/income	(12,976)	333,179	178,138
Net (income) attributable to noncontrolling interests	(919)	(1,282)	(110)
Other comprehensive loss/(income) attributable to noncontrolling interests	829	922	(505)
Comprehensive (loss)/income attributable to Sonoco	$(13,066)	$332,819	$177,523
The Notes beginning on page F-7 are an integral part of these financial statements.

F 4

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY
Sonoco Products Company

(Dollars and shares in thousands)	Total Equity (as Restated)	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss (as Restated)	Retained Earnings (as Restated)	Non- controlling Interests
		Outstanding	Amount
January 1, 2012	$1,412,692	100,211	$7,175	$427,484	$(475,087)	$1,439,507	$13,613
Net income	195,409					195,299	110
Other comprehensive income/(loss):
Translation gain	25,022				24,517		505
Defined benefit plan adjustment[1]	(43,753)				(43,753)
Derivative financial instruments[1]	1,460				1,460
Other comprehensive loss	(17,271)				(17,776)		505
Dividends	(121,300)					(121,300)
Issuance of stock awards	13,324	763		13,324
Shares repurchased	(4,167)	(127)		(4,167)
Stock-based compensation	8,851			8,851
December 31, 2012	$1,487,538	100,847	$7,175	$445,492	$(492,863)	$1,513,506	$14,228
Net income	211,107					209,825	1,282
Other comprehensive income/(loss):
Translation loss	(29,147)				(28,225)		(922)
Defined benefit plan adjustment[1]	144,754				144,754
Derivative financial instruments[1]	6,465				6,465
Other comprehensive income	122,072				122,994		(922)
Dividends	(126,366)					(126,366)
Issuance of stock awards	27,465	2,008		27,465
Shares repurchased	(27,239)	(708)		(27,239)
Stock-based compensation	11,472			11,472
December 31, 2013	$1,706,049	102,147	$7,175	$457,190	$(369,869)	$1,596,965	$14,588
Net income	226,835					225,916	919
Other comprehensive income/(loss):
Translation loss	(103,447)				(102,618)		(829)
Defined benefit plan adjustment[1]	(130,664)				(130,664)
Derivative financial instruments[1]	(5,700)				(5,700)
Other comprehensive loss	(239,811)				(238,982)		(829)
Dividends	(129,990)					(129,990)
Issuance of stock awards	10,491	583		10,491
Shares repurchased	(87,800)	(2,127)		(87,800)
Stock-based compensation	17,099			17,099
Purchase of non-controlling interest	974						974
December 31, 2014	$1,503,847	100,603	$7,175	$396,980	$(608,851)	$1,692,891	$15,652

[1]	net of tax
The Notes beginning on page F-7 are an integral part of these financial statements.

F 5	FORM 10-K/A SONOCO 2014 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF CASH FLOWS
Sonoco Products Company

(Dollars in thousands) Years ended December 31	2014 as Restated	2013 as Restated	2012 as Restated
Cash Flows from Operating Activities
Net income	$226,835	$211,107	$195,409
Adjustments to reconcile net income to net cash provided by operating activities
Asset impairment	8,155	8,238	8,427
Depreciation, depletion and amortization	198,718	197,671	200,403
Share-based compensation expense	17,099	11,472	8,851
Equity in earnings of affiliates	(9,886)	(12,029)	(12,805)
Cash dividends from affiliated companies	9,809	13,631	9,329
Gain on disposition of assets	(2,103)	(493)	(6,690)
Pension and postretirement plan expense	40,435	61,946	52,856
Pension and postretirement plan contributions	(65,944)	(42,007)	(75,059)
Tax effect of share-based compensation exercises	3,918	11,462	5,698
Excess tax benefit of share-based compensation	(4,126)	(12,456)	(2,682)
Net increase in deferred taxes	38,760	35,660	17,150
Change in assets and liabilities, net of effects from acquisitions, dispositions and foreign currency adjustments
Trade accounts receivable	(35,920)	162	1,190
Inventories	6,230	(32,527)	17,081
Payable to suppliers	26,850	71,009	(16,010)
Prepaid expenses	(13,282)	(1,993)	1,114
Accrued expenses	(8,713)	9,025	(4,059)
Income taxes payable and other income tax items	(1,111)	6,063	(6,868)
Fox River environmental reserves	(14,349)	(1,848)	(2,796)
Other assets and liabilities	(3,460)	3,934	13,376
Net cash provided by operating activities	417,915	538,027	403,915
Cash Flows from Investing Activities
Purchase of property, plant and equipment	(177,076)	(172,442)	(214,862)
Cost of acquisitions, net of cash acquired	(334,132)	(4,005)	(503)
Proceeds from the sale of assets	7,758	10,511	31,967
Investment in affiliates and other	(3,983)	(3,517)	26
Net cash used by investing activities	(507,433)	(169,453)	(183,372)
Cash Flows from Financing Activities
Proceeds from issuance of debt	294,846	57,952	7,568
Principal repayment of debt	(49,624)	(294,347)	(46,820)
Net (decrease) increase in commercial paper borrowings	—	(152,000)	125,000
Net increase (decrease) in outstanding checks	1,335	(2,825)	(1,600)
Cash dividends – common	(128,793)	(124,845)	(119,771)
Excess tax benefit of share-based compensation	4,126	12,456	2,682
Shares acquired	(87,800)	(27,239)	(4,167)
Shares issued	5,373	15,781	9,739
Net cash provided (used) by financing activities	39,463	(515,067)	(27,369)
Effects of Exchange Rate Changes on Cash	(6,344)	(9,024)	4,387
(Decrease) Increase in Cash and Cash Equivalents	(56,399)	(155,517)	197,561
Cash and cash equivalents at beginning of year	217,567	373,084	175,523
Cash and cash equivalents at end of year	$161,168	$217,567	$373,084
Supplemental Cash Flow Disclosures
Interest paid, net of amounts capitalized	$54,496	$60,772	$66,171
Income taxes paid, net of refunds	$67,192	$40,446	$84,422
The Notes beginning on page F-7 are an integral part of these financial statements.

F 6

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
The Company has rebate agreements with certain customers. These rebates are recorded as reductions of sales and are accrued using sales data and rebate percentages specific to each customer agreement. Accrued customer rebates are included in “Accrued expenses and other” in the Company's Consolidated Balance Sheets.
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

F 7	FORM 10-K/A SONOCO 2014 ANNUAL REPORT

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

F 8

2. Restatement of Consolidated Financial Statements
Misstatements at the Irapuato Packaging Center
In July 2015, in the course of closing its books for the second quarter of 2015, the Company discovered certain accounting irregularities at a contract packaging center in Irapuato, Mexico, part of the Display and Packaging segment.
Promptly upon discovery, the Company reported these accounting irregularities to the Audit Committee of the Board of Directors, and a formal investigation into the matter was initiated to determine whether any adjustments would be required with respect to the Company's previously issued financial statements. The Audit Committee retained independent outside legal and accounting advisers to assist with this investigation.
Through this investigation, which concluded in August 2015, the irregularities were found to have consisted of a pattern of unsupported journal entries and other actions involving the Irapuato finance, plant, and pack center managers that misstated revenue, cost of sales, trade accounts receivable, other receivables, prepaid expenses, accrued expenses and other, and trade accounts payable for reporting periods dating back to 2011. The misstatements were made to manage earnings and conceal shortfalls in operating profits at the Irapuato packaging center. Neither cash nor previously reported cash flows from operations were affected. The Irapuato finance manager did not fully disclose the extent of his conduct to his managers and concealed these irregularities from senior management, corporate finance, and our independent registered public accounting firm.
The Company determined that revenue and cost of sales had been misstated from 2012 through the first quarter of 2015, resulting in a cumulative overstatement of net income of approximately $23,315, or $0.23 per diluted common share. Of this overstatement, approximately $2,139 related to the first quarter of 2015, while $10,817, $9,758, and $601 related to the years ending December 31, 2014, 2013, and 2012, respectively. The reported balance sheets were also misstated for the annual and interim periods from 2012 through the first quarter of 2015.
Other Items
In addition to the misstatements related to the Irapuato, Mexico, packaging center, certain out-of-period adjustments were made in 2014 that the Company concluded at the time, based on its evaluation of both quantitative and qualitative factors, were not material to any of its previously issued financial statements. These adjustments included the following:

•
As disclosed in the Company's Form 10-Q for the three and six-month periods ending June 29, 2014, during the second quarter of 2014 the Company recorded a valuation allowance of $11,516 on deferred tax assets related to the pension plan of a foreign subsidiary. This valuation allowance should have been established in years prior to 2014 when the deferred tax assets were recognized. The error affected comprehensive income, but not net income, from 2010 through the first quarter of 2014.

•
In December 2014, the valuation of finished goods and work in process inventory in our Flexible Packaging business (part of the Consumer Packaging segment) was found to have been based on incorrect costing standards resulting in the overstatement of finished goods and work in process inventory and a corresponding understatement of cost of sales totaling $1,184. Pretax operating profits for the segment had been overstated by approximately $924 in 2012 and $260 in 2013. The adjustment resulted in a $770 reduction in the Company's reported net income in 2014.

•
In December 2014, an out-of-period adjustment was made that reduced both deferred tax expense and deferred tax liabilities in various jurisdictions by a total of $3,202. Of this adjustment, approximately $639 related to 2013, $491 to 2012, $789 to 2011, $910 to 2010, and $373 to 2009.

Analysis
In its assessment of materiality, the Company considered, both individually and in the aggregate, the misstatements at the contract packaging center in Irapuato, Mexico, and the impact of the other items discussed above. Its assessment included an evaluation of the quantitative and qualitative factors relevant to that assessment.
Conclusion
The Company concluded that the misstatements associated with the Irapuato packaging center warranted restatement of the previously reported financial statements for the years ended December 31, 2012, 2013, and 2014, the interim periods within the year ended December 31, 2014, and for the three-month period ended March 29, 2015. The impact of the accounting irregularities prior to 2012 was not material. The Irapuato packaging center commenced operations in 2010 and those operations were not fully to scale until 2012.
The Audit Committee of the Board of Directors analyzed these misstatements, and, after consulting with management, concluded on August 9, 2015, that the financial statements for the years ended December 31, 2012, 2013, and 2014, the interim periods within the year ended December 31, 2014, and for the three-month period ended March 29, 2015, should be restated and should no longer be relied upon.
Restatement Details
The following previously issued financial statements have been restated and are included herein: Consolidated Balance Sheets for the years ended December 31, 2014 and 2013; and Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Total Equity, and Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012. In addition, the accompanying restated consolidated financial statements have been revised to reflect in the proper periods the previously recorded out-of-period adjustments noted above.
The Company expects to file on August 26, 2015 a Quarterly Report Form 10-Q for the period ended June 29, 2015, in which it will provide restated condensed consolidated financial statements for the three- and six-month periods ended June 29, 2014. Additionally, by the end of August 2015, the Company expects to file an amended Quarterly Report on Form 10-Q/A for the period ended March 29, 2015, in which it will provide restated condensed consolidated financial statements for the three-month periods ended March 29, 2015 and March 30, 2014.
The following tables provide a reconciliation of the amounts previously reported to the restated amounts as of and for the years ended December 31, 2014, 2013, and 2012. Restated condensed consolidated financial statements for the three- and nine-month periods ended September 28, 2014 are included in Note 19 of these financial statements.

F 9	FORM 10-K/A SONOCO 2014 ANNUAL REPORT

CONSOLIDATED BALANCE SHEETS
Sonoco Products Company

(Dollars and shares in thousands) At December 31	2014 as Previously Reported	Measurement Period Adjustment (see Note 4)	Effect of Restatement	2014 as Restated
Assets
Current Assets
Cash and cash equivalents	$161,168	—	—	$161,168
Trade accounts receivable, net of allowances of $8,547 in 2014	668,710	—	(14,973)	653,737
Other receivables	44,411	—	(5,831)	38,580
Inventories
Finished and in process	151,150	—	—	151,150
Materials and supplies	269,126	—	—	269,126
Prepaid expenses	56,761	—	4,310	61,071
Deferred income taxes	38,957	—	—	38,957
	1,390,283	—	(16,494)	1,373,789
Property, Plant and Equipment, Net	1,148,607	—	—	1,148,607
Goodwill	1,182,936	(4,974)	—	1,177,962
Other Intangible Assets, Net	280,935	—	—	280,935
Long-term Deferred Income Taxes	40,059	—	5,383	45,442
Other Assets	167,176	—	—	167,176
Total Assets	$4,209,996	$(4,974)	$(11,111)	$4,193,911
Liabilities and Equity
Current Liabilities
Payable to suppliers	$511,630	—	5,598	$517,228
Accrued expenses and other	255,079	—	1,487	256,566
Accrued wages and other compensation	77,520	—	—	77,520
Notes payable and current portion of long-term debt	52,280	—	—	52,280
Accrued taxes	8,936	—	(337)	8,599
	905,445	—	6,748	912,193
Long-term Debt	1,200,885	—	—	1,200,885
Pension and Other Postretirement Benefits	444,231	—	—	444,231
Deferred Income Taxes	95,062	(4,974)	1,069	91,157
Other Liabilities	41,598	—	—	41,598
Commitments and Contingencies
Sonoco Shareholders’ Equity
Serial preferred stock, no par value
Authorized 30,000 shares
0 shares issued and outstanding
Common shares, no par value
Authorized 300,000 shares
100,603 shares issued and outstanding at December 31, 2014	7,175	—	—	7,175
Capital in excess of stated value	396,980	—	—	396,980
Accumulated other comprehensive loss	(611,099)	—	2,248	(608,851)
Retained earnings	1,714,067	—	(21,176)	1,692,891
Total Sonoco Shareholders’ Equity	1,507,123	—	(18,928)	1,488,195
Noncontrolling Interests	15,652	—	—	15,652
Total Equity	1,522,775	—	(18,928)	1,503,847
Total Liabilities and Equity	$4,209,996	$(4,974)	$(11,111)	$4,193,911

F 10	FORM 10-K/A SONOCO 2014 ANNUAL REPORT

CONSOLIDATED BALANCE SHEETS
Sonoco Products Company

(Dollars and shares in thousands) At December 31	2013 as Previously Reported	Effect of Restatement	2013 as Restated
Assets
Current Assets
Cash and cash equivalents	$217,567	—	$217,567
Trade accounts receivable, net of allowances of $9,771 in 2013	614,053	—	614,053
Other receivables	38,995	—	38,995
Inventories
Finished and in process	158,256	(1,184)	157,072
Materials and supplies	252,531	—	252,531
Prepaid expenses	57,666	2,548	60,214
Deferred income taxes	39,406	—	39,406
	1,378,474	1,364	1,379,838
Property, Plant and Equipment, Net	1,021,920	—	1,021,920
Goodwill	1,099,207	—	1,099,207
Other Intangible Assets, Net	243,920	—	243,920
Long-term Deferred Income Taxes	67,364	(6,132)	61,232
Other Assets	168,406	—	168,406
Total Assets	$3,979,291	$(4,768)	$3,974,523
Liabilities and Equity
Current Liabilities
Payable to suppliers	$491,809	5,115	$496,924
Accrued expenses and other	261,895	9,393	271,288
Accrued wages and other compensation	69,671	—	69,671
Notes payable and current portion of long-term debt	35,201	—	35,201
Accrued taxes	8,649	—	8,649
	867,225	14,508	881,733
Long-term Debt	946,257	—	946,257
Pension and Other Postretirement Benefits	263,718	—	263,718
Deferred Income Taxes	128,006	—	128,006
Other Liabilities	48,760	—	48,760
Commitments and Contingencies
Sonoco Shareholders’ Equity
Serial preferred stock, no par value
Authorized 30,000 shares
0 shares issued and outstanding
Common shares, no par value
Authorized 300,000 shares
102,147 shares issued and outstanding at December 31, 2013	7,175	—	7,175
Capital in excess of stated value	457,190	—	457,190
Accumulated other comprehensive loss	(358,520)	(11,349)	(369,869)
Retained earnings	1,604,892	(7,927)	1,596,965
Total Sonoco Shareholders’ Equity	1,710,737	(19,276)	1,691,461
Noncontrolling Interests	14,588	—	14,588
Total Equity	1,725,325	(19,276)	1,706,049
Total Liabilities and Equity	$3,979,291	$(4,768)	$3,974,523

F 11	FORM 10-K/A SONOCO 2014 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF INCOME
Sonoco Products Company

(Dollars and shares in thousands except per share data) Years ended December 31	2014 as Previously Reported	Effect of Restatement	2014 as Restated
Net sales	$5,014,534	$2,460	$5,016,994
Cost of sales	4,093,235	15,873	4,109,108
Gross profit	921,299	(13,413)	907,886
Selling, general and administrative expenses	506,996	—	506,996
Restructuring/Asset impairment charges	22,792	—	22,792
Income before interest and income taxes	391,511	(13,413)	378,098
Interest expense	55,140	—	55,140
Interest income	2,749	—	2,749
Income before income taxes	339,120	(13,413)	325,707
Provision for income taxes	108,922	(164)	108,758
Income before equity in earnings of affiliates	230,198	(13,249)	216,949
Equity in earnings of affiliates, net of tax	9,886	—	9,886
Net income	240,084	(13,249)	226,835
Net (income) attributable to noncontrolling interests	(919)	—	(919)
Net income attributable to Sonoco	$239,165	$(13,249)	$225,916
Weighted average common shares outstanding:
Basic	102,215	—	102,215
Assuming exercise of awards	957	—	957
Diluted	103,172	—	103,172
Per common share
Net income attributable to Sonoco:
Basic	$2.34	$(0.13)	$2.21
Diluted	$2.32	$(0.13)	$2.19
Cash dividends	$1.27	$—	$1.27

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Sonoco Products Company

(Dollars in thousands) Years ended December 31	2014 as Previously Reported	Effect of Restatement	2014 as Restated
Net income	$240,084	$(13,249)	$226,835
Other comprehensive income/(loss):
Foreign currency translation adjustments	(105,528)	2,081	(103,447)
Changes in defined benefit plans, net of tax	(142,180)	11,516	(130,664)
Change in derivative financial instruments, net of tax	(5,700)	—	(5,700)
Other comprehensive loss	(253,408)	13,597	(239,811)
Comprehensive loss	(13,324)	348	(12,976)
Net (income) attributable to noncontrolling interests	(919)	—	(919)
Other comprehensive loss attributable to noncontrolling interests	829	—	829
Comprehensive (loss) attributable to Sonoco	$(13,414)	$348	$(13,066)

F 12	FORM 10-K/A SONOCO 2014 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF INCOME
Sonoco Products Company

(Dollars and shares in thousands except per share data) Years ended December 31	2013 as Previously Reported	Effect of Restatement	2013 as Restated
Net sales	$4,848,092	$13,565	$4,861,657
Cost of sales	3,974,588	25,425	4,000,013
Gross profit	873,504	(11,860)	861,644
Selling, general and administrative expenses	487,171	—	487,171
Restructuring/Asset impairment charges	25,038	—	25,038
Income before interest and income taxes	361,295	(11,860)	349,435
Interest expense	59,913	—	59,913
Interest income	3,187	—	3,187
Income before income taxes	304,569	(11,860)	292,709
Provision for income taxes	96,203	(2,572)	93,631
Income before equity in earnings of affiliates	208,366	(9,288)	199,078
Equity in earnings of affiliates, net of tax	12,029	—	12,029
Net income	220,395	(9,288)	211,107
Net (income) attributable to noncontrolling interests	(1,282)	—	(1,282)
Net income attributable to Sonoco	$219,113	$(9,288)	$209,825
Weighted average common shares outstanding:
Basic	102,577	—	102,577
Assuming exercise of awards	671	—	671
Diluted	103,248	—	103,248
Per common share
Net income attributable to Sonoco:
Basic	$2.14	$(0.09)	$2.05
Diluted	$2.12	$(0.09)	$2.03
Cash dividends	$1.23	$—	$1.23

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Sonoco Products Company

(Dollars in thousands) Years ended December 31	2013 as Previously Reported	Effect of Restatement	2013 as Restated
Net income	$220,395	$(9,288)	$211,107
Other comprehensive income/(loss):
Foreign currency translation adjustments	(29,308)	161	(29,147)
Changes in defined benefit plans, net of tax	139,227	5,527	144,754
Change in derivative financial instruments, net of tax	6,465	—	6,465
Other comprehensive income	116,384	5,688	122,072
Comprehensive income	336,779	(3,600)	333,179
Net (income) attributable to noncontrolling interests	(1,282)	—	(1,282)
Other comprehensive loss attributable to noncontrolling interests	922	—	922
Comprehensive income attributable to Sonoco	$336,419	$(3,600)	$332,819

F 13	FORM 10-K/A SONOCO 2014 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF INCOME
Sonoco Products Company

(Dollars and shares in thousands except per share data) Years ended December 31	2012 as Previously Reported	Effect of Restatement	2012 as Restated
Net sales	$4,786,129	$27,442	$4,813,571
Cost of sales	3,942,497	31,510	3,974,007
Gross profit	843,632	(4,068)	839,564
Selling, general and administrative expenses	463,715	—	463,715
Restructuring/Asset impairment charges	32,858	—	32,858
Income before interest and income taxes	347,059	(4,068)	342,991
Interest expense	64,114	—	64,114
Interest income	4,129	—	4,129
Income before income taxes	287,074	(4,068)	283,006
Provision for income taxes	103,759	(3,357)	100,402
Income before equity in earnings of affiliates	183,315	(711)	182,604
Equity in earnings of affiliates, net of tax	12,805	—	12,805
Net income	196,120	(711)	195,409
Net (income) attributable to noncontrolling interests	(110)	—	(110)
Net income attributable to Sonoco	$196,010	$(711)	$195,299
Weighted average common shares outstanding:
Basic	101,804	—	101,804
Assuming exercise of awards	769	—	769
Diluted	102,573	—	102,573
Per common share
Net income attributable to Sonoco:
Basic	$1.93	$(0.01)	$1.92
Diluted	$1.91	$(0.01)	$1.90
Cash dividends	$1.19	$—	$1.19

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Sonoco Products Company

(Dollars in thousands) Years ended December 31	2012 as Previously Reported	Effect of Restatement	2012 as Restated
Net income	$196,120	$(711)	$195,409
Other comprehensive income/(loss):
Foreign currency translation adjustments	25,016	6	25,022
Changes in defined benefit plans, net of tax	(41,498)	(2,255)	(43,753)
Change in derivative financial instruments, net of tax	1,460	—	1,460
Other comprehensive loss	(15,022)	(2,249)	(17,271)
Comprehensive income	181,098	(2,960)	178,138
Net (income) attributable to noncontrolling interests	(110)	—	(110)
Other comprehensive (income) attributable to noncontrolling interests	(505)	—	(505)
Comprehensive income attributable to Sonoco	$180,483	$(2,960)	$177,523

F 14	FORM 10-K/A SONOCO 2014 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY
Sonoco Products Company

	2014 as Previously Reported	Effect of Restatement	2014 as Restated
COMMON SHARES:
Shares, beginning of year	102,147	—	102,147
Issuance of stock awards	583	—	583
Shares repurchased	(2,127)	—	(2,127)
Shares, end of year	100,603	—	100,603

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of year	$7,175	$—	$7,175
Issuance of stock awards	—	—	—
Balance, end of year	$7,175	$—	$7,175

CAPITAL IN EXCESS OF STATED VALUE:
Balance, beginning of year	$457,190	$—	$457,190
Issuance of stock awards	10,491	—	10,491
Shares repurchased	(87,800)	—	(87,800)
Stock-based compensation	17,099	—	17,099
Balance, end of year	$396,980	$—	$396,980

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance, beginning of year	$(358,520)	$(11,349)	$(369,869)
Translation gain	(104,699)	2,081	(102,618)
Defined benefit plan adjustment	(142,180)	11,516	(130,664)
Derivative financial instruments	(5,700)	—	(5,700)
Balance, end of year	$(611,099)	$2,248	$(608,851)

RETAINED EARNINGS:
Balance, beginning of year	$1,604,892	$(7,927)	$1,596,965
Net income	239,165	(13,249)	225,916
Dividends	(129,990)	—	(129,990)
Balance, end of year	$1,714,067	$(21,176)	$1,692,891

NON-CONTROLLING INTERESTS:
Balance, beginning of year	$14,588	$—	$14,588
Net income	919	—	919
Translation gain	(829)	—	(829)
Purchase of non-controlling interest	974	—	974
Balance, end of year	$15,652	$—	$15,652

TOTAL STOCKHOLDERS' EQUITY	$1,522,775	$(18,928)	$1,503,847

F 15	FORM 10-K/A SONOCO 2014 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY
Sonoco Products Company

	2013 as Previously Reported	Effect of Restatement	2013 as Restated
COMMON SHARES:
Shares, beginning of year	100,847	—	100,847
Issuance of stock awards	2,008	—	2,008
Shares repurchased	(708)	—	(708)
Shares, end of year	102,147	—	102,147

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of year	$7,175	$—	$7,175
Issuance of stock awards	—	—	—
Balance, end of year	$7,175	$—	$7,175

CAPITAL IN EXCESS OF STATED VALUE:
Balance, beginning of year	$445,492	$—	$445,492
Issuance of stock awards	27,465	—	27,465
Shares repurchased	(27,239)	—	(27,239)
Stock-based compensation	11,472	—	11,472
Balance, end of year	$457,190	$—	$457,190

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance, beginning of year	$(475,826)	$(17,037)	$(492,863)
Translation gain	(28,386)	161	(28,225)
Defined benefit plan adjustment	139,227	5,527	144,754
Derivative financial instruments	6,465	—	6,465
Balance, end of year	$(358,520)	$(11,349)	$(369,869)

RETAINED EARNINGS:
Balance, beginning of year	$1,512,145	$1,361	$1,513,506
Net income	219,113	(9,288)	209,825
Dividends	(126,366)	—	(126,366)
Balance, end of year	$1,604,892	$(7,927)	$1,596,965

NON-CONTROLLING INTERESTS:
Balance, beginning of year	$14,228	$—	$14,228
Net income	1,282	—	1,282
Translation gain	(922)	—	(922)
Purchase of non-controlling interest	—	—	—
Balance, end of year	$14,588	$—	$14,588

TOTAL STOCKHOLDERS' EQUITY	$1,725,325	$(19,276)	$1,706,049

F 16	FORM 10-K/A SONOCO 2014 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY
Sonoco Products Company

	2012 as Previously Reported	Effect of Restatement	2012 as Restated
COMMON SHARES:
Shares, beginning of year	100,211	—	100,211
Issuance of stock awards	763	—	763
Shares repurchased	(127)	—	(127)
Shares, end of year	100,847	—	100,847

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of year	$7,175	$—	$7,175
Issuance of stock awards	—	—	—
Balance, end of year	$7,175	$—	$7,175

CAPITAL IN EXCESS OF STATED VALUE:
Balance, beginning of year	$427,484	$—	$427,484
Issuance of stock awards	13,324	—	13,324
Shares repurchased	(4,167)	—	(4,167)
Stock-based compensation
Purchase of non-controlling interest	8,851	—	8,851
Balance, end of year	$445,492	$—	$445,492

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance, beginning of year	$(460,299)	$(14,788)	$(475,087)
Translation gain	24,511	6	24,517
Defined benefit plan adjustment	(41,498)	(2,255)	(43,753)
Derivative financial instruments	1,460	—	1,460
Balance, end of year	$(475,826)	$(17,037)	$(492,863)

RETAINED EARNINGS:
Balance, beginning of year	$1,437,435	$2,072	$1,439,507
Net income	196,010	(711)	195,299
Dividends	(121,300)	—	(121,300)
Balance, end of year	$1,512,145	$1,361	$1,513,506

NON-CONTROLLING INTERESTS:
Balance, beginning of year	$13,613	$—	$13,613
Net income	110	—	110
Translation gain	505	—	505
Purchase of non-controlling interest	—	—	—
Balance, end of year	$14,228	$—	$14,228

TOTAL STOCKHOLDERS' EQUITY	$1,503,214	$(15,676)	$1,487,538

F 17	FORM 10-K/A SONOCO 2014 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF CASH FLOWS
Sonoco Products Company

(Dollars in thousands) Years ended December 31	2014 as Previously Reported	Effect of Restatement	2014 as Restated
Cash Flows from Operating Activities
Net income	$240,084	$(13,249)	$226,835
Adjustments to reconcile net income to net cash provided by operating activities
Asset impairment	8,155	—	8,155
Depreciation, depletion and amortization	198,718	—	198,718
Share-based compensation expense	17,099	—	17,099
Equity in earnings of affiliates	(9,886)	—	(9,886)
Cash dividends from affiliated companies	9,809	—	9,809
Gain on disposition of assets	(2,103)	—	(2,103)
Pension and postretirement plan expense	40,435	—	40,435
Pension and postretirement plan contributions	(65,944)	—	(65,944)
Tax effect of share-based compensation exercises	3,918	—	3,918
Excess tax benefit of share-based compensation	(4,126)	—	(4,126)
Net increase in deferred taxes	38,196	564	38,760
Change in assets and liabilities, net of effects from acquisitions, dispositions and foreign currency adjustments
Trade accounts receivable	(52,332)	16,412	(35,920)
Inventories	7,414	(1,184)	6,230
Payable to suppliers	25,642	1,208	26,850
Prepaid expenses	(11,605)	(1,677)	(13,282)
Accrued expenses	(782)	(7,931)	(8,713)
Income taxes payable and other income tax items	(383)	(728)	(1,111)
Fox River environmental reserves	(14,349)	—	(14,349)
Other assets and liabilities	(10,045)	6,585	(3,460)
Net cash provided by operating activities	417,915	—	417,915
Cash Flows from Investing Activities
Purchase of property, plant and equipment	(177,076)	—	(177,076)
Cost of acquisitions, net of cash acquired	(334,132)	—	(334,132)
Proceeds from the sale of assets	7,758	—	7,758
Investment in affiliates and other	(3,983)	—	(3,983)
Net cash used by investing activities	(507,433)	—	(507,433)
Cash Flows from Financing Activities
Proceeds from issuance of debt	294,846	—	294,846
Principal repayment of debt	(49,624)	—	(49,624)
Net increase (decrease) in commercial paper borrowings	—	—	—
Net increase in outstanding checks	1,335	—	1,335
Cash dividends – common	(128,793)	—	(128,793)
Excess tax benefit of share-based compensation	4,126	—	4,126
Shares acquired	(87,800)	—	(87,800)
Shares issued	5,373	—	5,373
Net cash provided by financing activities	39,463	—	39,463
Effects of Exchange Rate Changes on Cash	(6,344)	—	(6,344)
Decrease in Cash and Cash Equivalents	(56,399)	—	(56,399)
Cash and cash equivalents at beginning of year	217,567	—	217,567
Cash and cash equivalents at end of year	$161,168	$—	$161,168
Supplemental Cash Flow Disclosures
Interest paid, net of amounts capitalized	$54,496	$—	$54,496
Income taxes paid, net of refunds	$67,192	$—	$67,192

F 18	FORM 10-K/A SONOCO 2014 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF CASH FLOWS
Sonoco Products Company

(Dollars in thousands) Years ended December 31	2013 as Previously Reported	Effect of Restatement	2013 as Restated
Cash Flows from Operating Activities
Net income	$220,395	$(9,288)	$211,107
Adjustments to reconcile net income to net cash provided by operating activities
Asset impairment	8,238	—	8,238
Depreciation, depletion and amortization	197,671	—	197,671
Share-based compensation expense	11,472	—	11,472
Equity in earnings of affiliates	(12,029)	—	(12,029)
Cash dividends from affiliated companies	13,631	—	13,631
Gain on disposition of assets	(493)	—	(493)
Pension and postretirement plan expense	61,946	—	61,946
Pension and postretirement plan contributions	(42,007)	—	(42,007)
Tax effect of share-based compensation exercises	11,462	—	11,462
Excess tax benefit of share-based compensation	(12,456)	—	(12,456)
Net increase in deferred taxes	37,202	(1,542)	35,660
Change in assets and liabilities, net of effects from acquisitions, dispositions and foreign currency adjustments
Trade accounts receivable	162	—	162
Inventories	(32,787)	260	(32,527)
Payable to suppliers	65,894	5,115	71,009
Prepaid expenses	(1,993)	—	(1,993)
Accrued expenses	(368)	9,393	9,025
Income taxes payable and other income tax items	7,093	(1,030)	6,063
Fox River environmental reserves	(1,848)	—	(1,848)
Other assets and liabilities	6,842	(2,908)	3,934
Net cash provided by operating activities	538,027	—	538,027
Cash Flows from Investing Activities
Purchase of property, plant and equipment	(172,442)	—	(172,442)
Cost of acquisitions, net of cash acquired	(4,005)	—	(4,005)
Proceeds from the sale of assets	10,511	—	10,511
Investment in affiliates and other	(3,517)	—	(3,517)
Net cash used by investing activities	(169,453)	—	(169,453)
Cash Flows from Financing Activities
Proceeds from issuance of debt	57,952	—	57,952
Principal repayment of debt	(294,347)	—	(294,347)
Net decrease in commercial paper borrowings	(152,000)	—	(152,000)
Net decrease in outstanding checks	(2,825)	—	(2,825)
Cash dividends – common	(124,845)	—	(124,845)
Excess tax benefit of share-based compensation	12,456	—	12,456
Shares acquired	(27,239)	—	(27,239)
Shares issued	15,781	—	15,781
Net cash used by financing activities	(515,067)	—	(515,067)
Effects of Exchange Rate Changes on Cash	(9,024)	—	(9,024)
Decrease in Cash and Cash Equivalents	(155,517)	—	(155,517)
Cash and cash equivalents at beginning of year	373,084	—	373,084
Cash and cash equivalents at end of year	$217,567	$—	$217,567
Supplemental Cash Flow Disclosures
Interest paid, net of amounts capitalized	$60,772	$—	$60,772
Income taxes paid, net of refunds	$40,446	$—	$40,446

F 19	FORM 10-K/A SONOCO 2014 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF CASH FLOWS
Sonoco Products Company

(Dollars in thousands) Years ended December 31	2012 as Previously Reported	Effect of Restatement	2012 as Restated
Cash Flows from Operating Activities
Net income	$196,120	$(711)	$195,409
Adjustments to reconcile net income to net cash provided by operating activities
Asset impairment	8,427	—	8,427
Depreciation, depletion and amortization	200,403	—	200,403
Share-based compensation expense	8,851	—	8,851
Equity in earnings of affiliates	(12,805)	—	(12,805)
Cash dividends from affiliated companies	9,329	—	9,329
(Gain)/Loss on disposition of assets	(6,690)	—	(6,690)
Pension and postretirement plan expense	52,856	—	52,856
Pension and postretirement plan contributions	(75,059)	—	(75,059)
Tax effect of share-based compensation exercises	5,698	—	5,698
Excess tax benefit of share-based compensation	(2,682)	—	(2,682)
Net increase in deferred taxes	18,989	(1,839)	17,150
Change in assets and liabilities, net of effects from acquisitions, dispositions and foreign currency adjustments
Trade accounts receivable	1,190	—	1,190
Inventories	16,157	924	17,081
Payable to suppliers	(16,010)	—	(16,010)
Prepaid expenses	1,114	—	1,114
Accrued expenses	(4,059)	—	(4,059)
Income taxes payable and other income tax items	(5,350)	(1,518)	(6,868)
Fox River environmental reserves	(2,796)	—	(2,796)
Other assets and liabilities	10,232	3,144	13,376
Net cash provided by operating activities	403,915	—	403,915
Cash Flows from Investing Activities
Purchase of property, plant and equipment	(214,862)	—	(214,862)
Cost of acquisitions, net of cash acquired	(503)	—	(503)
Proceeds from the sale of assets	31,967	—	31,967
Investment in affiliates and other	26	—	26
Net cash used by investing activities	(183,372)	—	(183,372)
Cash Flows from Financing Activities
Proceeds from issuance of debt	7,568	—	7,568
Principal repayment of debt	(46,820)	—	(46,820)
Net increase (decrease) in commercial paper borrowings	125,000	—	125,000
Net decrease in outstanding checks	(1,600)	—	(1,600)
Cash dividends – common	(119,771)	—	(119,771)
Excess tax benefit of share-based compensation	2,682	—	2,682
Shares acquired	(4,167)	—	(4,167)
Shares issued	9,739	—	9,739
Net cash (used) provided by financing activities	(27,369)	—	(27,369)
Effects of Exchange Rate Changes on Cash	4,387	—	4,387
Increase (Decrease) in Cash and Cash Equivalents	197,561	—	197,561
Cash and cash equivalents at beginning of year	175,523	—	175,523
Cash and cash equivalents at end of year	$373,084	$—	$373,084
Supplemental Cash Flow Disclosures
Interest paid, net of amounts capitalized	$66,171	$—	$66,171
Income taxes paid, net of refunds	$84,422	$—	$84,422

F 20	FORM 10-K/A SONOCO 2014 ANNUAL REPORT

3. New accounting pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 changes the definitions/criteria used to determine when revenue should be recognized from being based on risks and rewards to being based on control. It also changes the manner in which variable consideration is recognized, requires recognition of the time value of money when payment terms exceed one year, provides clarification on accounting for contract costs, and expands disclosure requirements. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016. Due to the nature of the Company's business and its standard terms of sale, management currently expects that there is not likely to be a material difference for Sonoco between the current transfer of risks and rewards model and the new transfer of control model. In addition, few of the Company's sales, if any, contain an element of variable consideration or have payment terms exceeding one year. Accordingly, we do not expect the implementation of ASU 2014-09 to have a material impact on the Company's financial statements.
During the year ended December 31, 2014, there have been no other newly issued nor newly applicable accounting pronouncements that have, or are expected to have, a material impact on the Company’s financial statements. Further, at December 31, 2014, there were no other pronouncements pending adoption that are expected to have a material impact on the Company’s financial statements.
4. Acquisitions
The Company completed two acquisitions during 2014 at an aggregate cost of $334,132 in cash. The most significant of these was the October 31, 2014, acquisition of the privately held Weidenhammer Packaging Group ("Weidenhammer"), a manufacturer of composite cans, drums, and luxury tubes, as well as rigid plastic containers using thin-walled injection molding technology with in-mold labeling. Markets served include processed foods, powdered beverages, tobacco, confectionery, personal care, pet food, pharmaceuticals, and home and garden products. Headquartered in Hockenheim, Germany, Weidenhammer has approximately 1,100 employees and operates 13 production facilities, including five in Germany, along with individual plants in Belgium, France, the Netherlands, the United Kingdom, the United States, Chile, Greece, and Russia. Total consideration paid for Weidenhammer was approximately $355,316, including cash of $323,168, and debt and other liabilities assumed totaling $32,148. Final consideration will be subject to adjustment for the change in working capital to the date of close. The acquisition was funded with proceeds from a new three-year term loan, along with existing cash on hand. Weidenhammer is expected to generate annualized sales of approximately $300,000 in the Company's Consumer Products segment.
The allocation of the purchase price of Weidenhammer to the tangible and intangible assets acquired and liabilities assumed was based on the Company's preliminary estimates of their fair value, based on information currently available. As the acquisition was completed close to the end of the year, management is continuing to finalize its valuation of certain assets and liabilities, including, but not limited to: property, plant and equipment; income taxes; and environmental reserves. During the first half of 2015, the Company finalized its valuations of certain of the acquired assets and liabilities based on information obtained about facts and circumstances that existed as of the acquisition date. As a result, measurement period adjustments were made to the provisional fair values that reduced long-term deferred income tax liabilities and goodwill by $4,974 at December 31, 2014. The Company will complete the valuation of all assets and liabilities within 12 months from the date of acquisition.
Following is a summary of the fair values of the assets acquired and liabilities assumed at the acquisition date, reflecting the post-acquisition measurement period adjustments noted above:

Trade accounts receivable	$32,935
Other receivables	2,215
Inventories	34,132
Prepaid expenses	1,657
Property, plant and equipment	161,475
Goodwill	104,315
Other intangible assets	71,682
Other assets	3,820
Payables to suppliers	(12,631)
Accrued expenses and other	(22,634)
Total debt	(27,904)
Pension and other postretirement benefits	(2,969)
Deferred income taxes, net	(21,951)
Noncontrolling interests	(974)
Total net assets	$323,168

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
Goodwill recorded in connection with the Weidenhammer acquisition totaled $104,315. Factors comprising goodwill include efficiencies derived by the elimination of certain redundant functions and expenses due to synergies with our existing business, the ability to leverage product offerings across a broader customer base, and the value of the assembled workforce. The Company expects approximately $10,000 of the goodwill to be tax deductible.
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

F 21	FORM 10-K/A SONOCO 2014 ANNUAL REPORT

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
5. Restructuring and asset impairment
The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2014 and 2013 are reported as “2014 Actions” and “2013 Actions,” respectively. Actions initiated prior to 2013, all of which were substantially complete at December 31, 2014, are reported as “2012 and Earlier Actions.”
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

F 22

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
The Company expects to pay the majority of the remaining 2014 Actions restructuring costs by the end of 2015 using cash generated from operations.

F 23	FORM 10-K/A SONOCO 2014 ANNUAL REPORT

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
The following table sets forth the activity in the 2013 Actions restructuring accrual included in “Accrued expenses and other” Company’s Consolidated Balance Sheets:

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
"Adjustments"' in 2014 include the favorable impact of settling severance obligations for less than originally anticipated and the gain from the sale of the land and building at a former tubes and cores facility in New Zealand.
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

F 24

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
In the fourth quarter of 2014, the Company recorded an additional pretax impairment charge of $1,974 related to assets purchased in its acquisition of Weidenhammer Packaging Group. The Company intends to discontinue the use of the acquired company's trade name and has determined that the fair value of the affected asset has been impaired
These asset impairment charges are included in “Restructuring/Asset impairment charges” in the Company’s Consolidated Statements of Income.

F 25	FORM 10-K/A SONOCO 2014 ANNUAL REPORT

6. Cash and cash equivalents
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

7. Property, plant and equipment
Details of the Company's property, plant and equipment at December 31 are as follows:

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
8. Goodwill and other intangible assets
Goodwill
The changes in the carrying amount of goodwill by segment for the year ended December 31, 2014, are as follows:

	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Balance as of January 1, 2014	$418,765	$204,629	$254,648	$221,165	$1,099,207
Goodwill on acquisitions	104,315	—	3,250	—	107,565
Other	(231)	—	—	—	(231)
Foreign currency translation	(14,267)	—	(14,312)	—	(28,579)
Balance as of December 31, 2014	$508,582	$204,629	$243,586	$221,165	$1,177,962
During 2014, the Company recorded $104,315 of goodwill in connection with the acquisition of Weidenhammer Packaging Group, a global composite can, composite drum, and rigid plastic containers business based in Germany, and $3,250 of goodwill in connection with the acquisition of Dalton Paper Products, a tube and core business located in Dalton, Georgia. The Weidenhammer goodwill reflects post-acquisition measurement period adjustments as discussed in Note 4.
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
When the Company estimates the fair value of a reporting unit, it does so using a discounted cash flow model based on projections of future years’ operating results and associated cash flows, together with comparable trading and transaction multiples. The Company’s model discounts projected future cash flows, forecasted over a ten-year period, with an estimated residual growth rate. The Company’s projections incorporate management’s best estimates of the expected future results, which include expectations related to new business, and, where applicable, improved operating margins. Management's projections related to revenue growth and/or margin improvements arise from a combination of factors, including expectations for volume growth with existing customers, product expansion, improved price/cost, productivity gains, fixed cost leverage, improvement in general economic conditions, increased operational capacity, and customer retention. Projected future cash flows are then discounted to present value using a discount rate management believes is commensurate with the risks inherent in the cash flows.
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

F 26

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
The restatement of historical financial results for the Company's Display and Packaging business discussed in Note 2 was considered a triggering event resulting in a reassessment of the most recent annual impairment test for the Display and Packaging reporting unit completed as of the third quarter of 2014. Accordingly, the Company reperformed the impairment analysis for this reporting unit taking into consideration the restated financial data and concluded that goodwill in the Display and Packaging reporting unit was not impaired. There have been no other triggering events subsequent to the completion of the annual goodwill impairment testing in the third quarter of 2014.

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
9. Debt
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

F 27	FORM 10-K/A SONOCO 2014 ANNUAL REPORT

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

F 28

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
While certain of the Company's derivative contract arrangements with its counterparties provide for the ability to settle contracts on a net basis, the Company reports its derivative positions on a gross basis. There are no collateral arrangements or requirements in these agreements.
The following table sets forth the effect of the Company’s derivative instruments on financial performance for the twelve months ended December 31, 2014, excluding the losses on foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$(404)	Net sales	$252	Net sales	$—
		Cost of sales	$2,776	Cost of sales	$—
Commodity Contracts	$(5,251)	Cost of sales	$505	Cost of sales	$(5)
		Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts		Cost of sales	$(1,485)
		Selling, general and administrative	$(28)

F 29	FORM 10-K/A SONOCO 2014 ANNUAL REPORT

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

F 30

11. Fair value measurements
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
The following tables set forth information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis:

Description	December 31, 2014	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(6,086)	$—	$(6,086)	$—
Foreign exchange contracts	(3,526)	—	(3,526)	—
Non-hedge derivatives, net:
Foreign exchange contracts	(1,098)	—	(1,098)	—
Deferred compensation plan assets	944	944	—	—
Postretirement benefit plan assets:
Mutual funds(a)	782,211	129,028	653,183	—
Fixed income securities(b)	438,067	—	438,067	—
Common stocks	65,121	65,121	—	—
Short-term investments(c)	8,182	6,613	1,569	—
Hedge fund of funds(d)	80,974	—	80,974	—
Real estate funds(e)	49,700	—	49,700	—
Cash and accrued income	3,906	3,906	—	—
Forward contracts	2,364	—	2,364	—
Total postretirement benefit plan assets	$1,430,525	$204,668	$1,225,857	$—
Description	December 31, 2013	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(330)	$—	$(330)	$—
Foreign exchange contracts	(97)	—	(97)	—
Non-hedge derivatives, net:
Foreign exchange contracts	415	—	415	—
Deferred compensation plan assets	859	859	—	—
Postretirement benefit plan assets:
Mutual funds(a)	789,863	139,657	650,206	—
Fixed income securities(b)	358,643	—	358,643	—
Common stocks	64,182	64,182	—	—
Short-term investments(c)	15,825	12,673	3,152	—
Hedge fund of funds(d)	78,389	—	78,389	—
Real estate funds(e)	45,169	—	45,169	—
Cash and accrued income	2,427	2,427	—	—
Forward contracts	(67)	—	(67)	—
Total postretirement benefit plan assets	$1,354,431	$218,939	$1,135,492	$—

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

(e)	This category includes investments in real estate funds (including office, industrial, residential and retail) primarily throughout the United States.

F 31	FORM 10-K/A SONOCO 2014 ANNUAL REPORT

The Company’s pension plan assets comprise more than 98% of its total postretirement benefit plan assets. The assets of the Company’s various pension plans and retiree health and life insurance plans are largely invested in the same funds and investments and in similar proportions and, as such, are not shown separately, but are combined in the tables above. Postretirement benefit plan assets are netted against postretirement benefit obligations to determine the funded status of each plan. The funded status is recognized in the Company’s Consolidated Balance Sheets as shown in Note 13.
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
The Company does not currently have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company's financial assets or liabilities is measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the years ended December 31, 2014 or 2013.

12. Share-based compensation plans
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

F 32

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

F 33	FORM 10-K/A SONOCO 2014 ANNUAL REPORT

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

F 34

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
Items not yet recognized as a component of net periodic pension cost that are included in Accumulated Other Comprehensive Loss (Income) as of December 31, 2014 and 2013, are as follows:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2014	2013	2014	2013
Net actuarial loss	$725,714	$518,275	$(2,818)	$(3,178)
Prior service cost/(credit)	4,023	3,991	(103)	(1,438)
Net transition obligation	65	470	—	—
	$729,802	$522,736	$(2,921)	$(4,616)

F 35	FORM 10-K/A SONOCO 2014 ANNUAL REPORT

The amounts recognized in Other Comprehensive Loss/(Income) during December 31, 2014 and 2013 include the following:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2014	2013	2014	2013
Adjustments arising during the period:
Net actuarial loss/(gain)	$233,962	$(178,648)	$101	$(5,527)
Prior service cost/(credit)	729	1,902	(46)	—
Net settlements/curtailments	—	(1,947)	—	—
Reversal of amortization:
Net actuarial loss	(26,523)	(43,776)	259	—
Prior service cost/(credit)	(697)	(569)	1,381	2,969
Net transition obligation	(405)	(438)	—	—
Total recognized in other comprehensive loss/(income)	$207,066	$(223,476)	$1,695	$(2,558)
Total recognized in net periodic benefit cost and other comprehensive loss/(income)	$236,901	$(170,858)	$216	$(5,204)
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

F 36

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

F 37	FORM 10-K/A SONOCO 2014 ANNUAL REPORT

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

F 38

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
14. Income taxes
The provision for taxes on income for the years ended December 31 consists of the following:

	2014	2013	2012
	as Restated	as Restated	as Restated
Pretax income
Domestic	$224,683	$217,305	$202,594
Foreign	101,024	75,404	80,412
Total pretax income	$325,707	$292,709	$283,006
Current
Federal	$40,600	$32,691	$57,424
State	6,889	2,207	5,891
Foreign	29,630	24,050	20,592
Total current	$77,119	$58,948	$83,907
Deferred
Federal	$29,078	$33,937	$13,846
State	5,067	4,080	6,346
Foreign	(2,506)	(3,334)	(3,697)
Total deferred	$31,639	$34,683	$16,495
Total taxes	$108,758	$93,631	$100,402
Deferred tax liabilities/(assets) are comprised of the following at December 31:

	2014	2013
	as Restated	as Restated
Depreciation	$129,832	$117,752
Intangibles	193,016	161,707
Gross deferred tax liabilities	$322,848	$279,459
Retiree health benefits	$(5,306)	$(7,468)
Foreign loss carryforwards	(75,163)	(83,033)
U.S. Federal loss carryforwards	(11,102)	(19,553)
Capital loss carryforwards	—	(3,053)
Employee benefits	(183,527)	(120,551)
Accrued liabilities and other	(103,935)	(84,958)
Gross deferred tax assets	$(379,033)	$(318,616)
Valuation allowance on deferred tax assets	$63,898	$72,372
Total deferred taxes, net	$7,713	$33,215
Federal operating loss carryforwards of approximately $31,700 remain from the Tegrant acquisition. The use of these losses is limited by U.S. tax law, but it is expected that these losses will be fully utilized prior to their expiration. These carryforwards expire at various times between 2023 and 2031, depending on the year incurred. The Company does not have any other U.S. federal operating loss carryforwards. Foreign subsidiary loss carryforwards of approximately $298,598 remain at December 31, 2014. Their use is limited to future taxable earnings of the respective foreign subsidiaries. Approximately $221,500 of these loss carryforwards do not have an expiration date. Of the remaining foreign subsidiary loss carryforwards, approximately $17,900 expire within the next five years and approximately $59,198 expire between 2020 and 2034. Approximately $10,000 of state loss carryforwards and $15,000 of state credit carryforwards remain at December 31, 2014. These state loss and credit carryforwards are limited to future taxable earnings of the respective legal entity and expire between 2015 and 2029.

F 39	FORM 10-K/A SONOCO 2014 ANNUAL REPORT

A reconciliation of the U.S. federal statutory tax rate to the actual consolidated tax expense is as follows:

	2014		2013		2012
	as Restated		as Restated		as Restated
Statutory tax rate	$113,998	35.0%	$102,449	35.0%	$99,053	35.0%
State income taxes, net of federal tax benefit	8,465	2.6	6,146	2.1%	4,444	1.6%
Valuation allowance	(2,264)	(0.7)	(1,256)	(0.4)%	3,478	1.2%
Tax examinations including change in reserve for uncertain tax positions	(2,109)	(0.6)	(1,421)	(0.5)%	424	0.2%
Adjustments to prior year deferred taxes	(518)	(0.2)	(562)	(0.2)%	(2,602)	(0.9)%
Foreign earnings taxed at other than U.S. rates	(8,891)	(2.7)	(3,915)	(1.3)%	(7,944)	(2.8)%
U.S. taxes on dividends from foreign subsidiaries	—	—	—	—%	11,744	4.1%
Effect of tax rate changes enacted during the year	81	—	(915)	(0.3)%	(1,399)	(0.5)%
Deduction related to qualified production activities	(4,003)	(1.2)	(3,819)	(1.3)%	(4,325)	(1.5)%
Other, net	3,999	1.2	(3,076)	(1.1)%	(2,471)	(0.9)%
Total taxes	$108,758	33.4%	$93,631	32.0%	$100,402	35.5%
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

	2014	2013	2012
Gross Unrecognized Tax Benefits at January 1	$28,800	$31,300	$32,800
Increases in prior years’ unrecognized tax benefits	6,800	1,100	4,300
Decreases in prior years’ unrecognized tax benefits	(5,500)	(1,800)	(4,200)
Increases in current year's unrecognized tax benefits	4,600	4,100	4,300
Decreases in unrecognized tax benefits from the lapse of statutes of limitations	(5,900)	(5,300)	(4,700)
Settlements	(2,800)	(600)	(1,200)
Gross Unrecognized Tax Benefits at December 31	$26,000	$28,800	$31,300
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

F 40

15. Commitments and contingencies
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
Pending lawsuits
On June 12, 2008, NCR and Appleton Papers, Inc. (API), as plaintiffs, commenced suit in the United States District Court for the Eastern District of Wisconsin (No. 8-CV-16-WCG) against U.S. Mills, as one of a number of defendants, seeking a declaratory judgment allocating among all the parties the costs and damages associated with the pollution and cleanup of the Operating Units 2 – 5. The suit also seeks damages from the defendants for amounts already spent by the plaintiffs, including natural resource damages, and future amounts to be spent by all parties with regard to the pollution and cleanup of the Operating Units 2 – 5. On December 16, 2009, the court issued an order which concluded that, under the equities of the case, NCR and API were not entitled to any contribution from U.S. Mills and other defendants, thereby granting the defendants’ motions for summary judgment and denying the plaintiffs’ motions for summary judgment. Subsequent to the December 2009 ruling, U.S. Mills and other defendants made motions to have the court rule that, on the same basis as the December 2009 ruling, NCR would be responsible for any costs that U.S. Mills and the other defendants might incur, or have incurred - past, present and future. These motions have been granted by the court. The orders in this case were appealed to the United States Court of Appeals for the Seventh Circuit (7th Circuit). The 7th Circuit has remanded the case to the District Court for reconsideration.
On October 14, 2010, the EPA and WDNR filed suit against NCR, API (now named Appvion), U.S. Mills and nine other defendants in the United States District Court for the Eastern District of Wisconsin (District Court) (No. 10-CV-910-WCG) pursuant to Sections 106 and 107 of CERCLA. The plaintiffs seek to recover unreimbursed costs incurred for activities undertaken in response to the release and threatened release of hazardous substances from facilities at or near Operating Units 2 – 5 as well as damages for injury to, loss of, and destruction of natural resources resulting from such releases. The plaintiffs also seek a ruling that the defendants are liable for future response costs of the plaintiffs and requiring the defendants to comply with the unilateral Administrative Order for Remedial Action discussed above and in prior filings. On March 26, 2014, U.S. Mills and five other defendants reached a conditional agreement with the EPA and WDNR to settle various issues in the litigation related to Operating Units 2 – 5. U.S. Mills' portion of the proposed settlement is $14,700. The settlement was approved by the District Court on February 6, 2015, but the approval is subject to being, and is expected to be, appealed. The deadline for filing appeals is March 9, 2015. The terms of the settlement will protect U.S. Mills from contribution claims under Section 106 of CERCLA, but not from claims by Appvion under Section 107. U.S. Mills plans to continue to defend its interests in pending lawsuits related to Operating Units 2 – 5 vigorously.
Since 2007, the Company has expensed a total of $78,475 for potential liabilities associated with Operating Units 2 – 5 (including $17,650 for remediation at the Site) and through December 31, 2014, has spent a total of $40,700, including $14,467 for remediation, $14,700 for the funding of the proposed settlement with the EPA and WDNR, and $11,533 for all other costs, primarily legal fees, leaving a reserve of $37,775 remaining at December 31, 2014 for potential liabilities associated with Operating Units 2 – 5 (including the Site). However, the actual costs associated with the cleanup of Operating Units 2 – 5 are dependent upon many factors and it is possible that remediation costs could be higher than the current estimate. Because of the continuing uncertainties in the estimated costs of remediation and continuing uncertainties surrounding U.S. Mills’ allocable share, including a potentially favorable resolution, the Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts accrued and the resolution of these matters could have an adverse effect on the Company's financial position, results of operations or cash flows. The Company believes that the maximum additional exposure to its consolidated financial position beyond what has been reserved at December 31, 2014 is limited to the equity position of U.S. Mills, which was approximately $100,000 at December 31, 2014. However, if the approved settlement ultimately survives the expected appeal, and the Appvion claim is substantially narrowed, a significant portion of the $37,775 accrued as of December 31, 2014 may be reversed resulting in the recognition of a gain in the Company's Consolidated Financial Statements.
Tegrant
On November 8, 2011, the Company completed the acquisition of Tegrant. During its due diligence, the Company identified several potentially environmentally contaminated sites. The total remediation cost of these sites was estimated to be $18,850 at the time of the acquisition and an accrual in this amount was recorded on Tegrant’s opening balance sheet. Since the acquisition, the Company has spent a total of $539 on remediation of these sites. During 2014, the Company increased its reserves for these sites by $324 in order to reflect its best estimate of what it is likely to pay in order to complete the remediation. At December 31, 2014 and 2013, the Company's accrual for Tegrant's environmental contingencies totaled $18,635 and $18,429, respectively. The Company cannot currently estimate its potential liability, damages

F 41	FORM 10-K/A SONOCO 2014 ANNUAL REPORT

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
Summary
As of December 31, 2014 and 2013, the Company (and its subsidiaries) had accrued $59,253 and $73,032, respectively, related to environmental contingencies. Of these, a total of $37,775 and $52,124 relate to U.S. Mills at December 31, 2014 and 2013, respectively. These accruals are included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets. U.S. Mills recognized a $40,825 benefit in 2008 from settlements reached and proceeds received on certain insurance policies covering the Fox River contamination. U.S. Mills’ two remaining insurance carriers are in liquidation. It is possible that U.S. Mills may recover from these carriers a small portion of the costs it ultimately incurs. U.S. Mills may also be able to reallocate some of the costs it incurs among other parties. There can be no assurance that such claims for recovery or reallocation would be successful and no amounts have been recognized in the Company's Consolidated Financial Statements for such potential recovery or reallocation.
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
16. Shareholders’ equity and earnings per share
Stock repurchases
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

Earnings per share
The following table sets forth the computation of basic and diluted earnings per share:

	2014	2013	2012
	as Restated	as Restated	as Restated
Numerator:
Net income attributable to Sonoco	$225,916	$209,825	$195,299
Denominator:
Weighted average common shares outstanding	102,215,000	102,577,000	101,804,000
Dilutive effect of stock-based compensation	957,000	671,000	769,000
Diluted outstanding shares	103,172,000	103,248,000	102,573,000
Per common share:
Net income attributable to Sonoco:
Basic	$2.21	$2.05	$1.92
Diluted	$2.19	$2.03	$1.90

F 42

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
Noncontrolling interests
In October 2014, as part of its acquisition of the Weidenhammer Packaging Group ("Weidenhammer"), the Company acquired a 65% ownership in Weidenhammer's Chilean affiliate - Weidenhammer Chile Ltda. The Company's Consolidated Balance Sheets include 100% of the Chilean subsidiary with the partner's 35% share, totaling $974 at December 31, 2014, reflected as "Noncontrolling Interests."

17. Segment reporting
The Company reports its financial results in four reportable segments – Consumer Packaging, Display and Packaging, Paper and Industrial Converted Products, and Protective Solutions. Effective January 1, 2014, the Company began reporting Sonoco Alloyd, the Company's retail packaging business and previously part of the Protective Solutions segment, as part of the Display and Packaging segment. This change reflects the evolving integration of these businesses, which enables them to better leverage the Company's capabilities, products and services to provide complete solutions to our retail merchandising customers. Prior period results for the affected segments have been recast to reflect this change.
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
The following table sets forth financial information about each of the Company's business segments:

F 43	FORM 10-K/A SONOCO 2014 ANNUAL REPORT

	Years ended December 31
	Consumer Packaging (as Restated)	Display and Packaging (as Restated)	Paper and Industrial Converted Products	Protective Solutions	Corporate (as Restated)	Consolidated (as Restated)
Total Revenue
2014	$1,966,989	$668,407	$2,010,160	$487,171	$—	$5,132,727
2013	1,898,690	640,541	1,958,762	473,278	—	4,971,271
2012	1,920,114	610,877	1,937,523	453,626	—	4,922,140
Intersegment Sales[1]
2014	$4,092	$1,592	$107,712	$2,337	$—	$115,733
2013	5,157	1,968	99,882	2,607	—	109,614
2012	7,493	2,253	96,696	2,127	—	108,569
Sales to Unaffiliated Customers
2014	$1,962,897	$666,815	$1,902,448	$484,834	$—	$5,016,994
2013	1,893,533	638,573	1,858,880	470,671	—	4,861,657
2012	1,912,621	608,624	1,840,827	451,499	—	4,813,571
Income Before Income Taxes[2]
2014	$200,591	$10,680	$162,269	$34,003	$(81,836)	$325,707
2013	186,870	9,206	138,094	40,084	(81,545)	292,709
2012	175,844	17,253	141,351	36,912	(88,354)	283,006
Identifiable Assets[3]
2014	$1,579,950	$495,604	$1,299,356	$564,468	$254,533	$4,193,911
2013	1,281,542	523,292	1,290,353	552,121	327,215	3,974,523
2012	1,297,457	502,578	1,316,606	566,608	477,141	4,160,390
Depreciation, Depletion and Amortization[4]
2014	$75,782	$17,034	$83,076	$22,826	$—	$198,718
2013	74,127	18,049	82,392	23,103	—	197,671
2012	75,556	15,753	83,329	25,765	—	200,403
Capital Expenditures
2014	$63,117	$9,432	$73,636	$22,238	$8,653	$177,076
2013	48,770	7,422	88,556	15,908	11,786	172,442
2012	58,284	9,170	112,298	8,889	26,221	214,862

[1]	Intersegment sales are recorded at a market-related transfer price.
[2]	Included in Corporate are restructuring, asset impairment charges, acquisition-related charges and property insurance settlement gains associated with the following segments:

	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Corporate	Consolidated
2014	$12,536	$4,042	$4,340	$1,527	$7,000	$29,445
2013	14,003	2,326	6,785	1,545	159	24,818
2012	9,638	2,632	12,787	2,792	519	28,368

The remaining amounts reported as Corporate consist of interest expense and interest income.
[3]
Identifiable assets are those assets used by each segment in its operations. Corporate assets consist primarily of cash and cash equivalents, investments in affiliates, headquarters facilities, deferred income taxes and prepaid expenses.

[4]	Depreciation, depletion and amortization incurred at Corporate are allocated to the reportable segments.

F 44

Geographic regions
Sales to unaffiliated customers and long-lived assets by geographic region are as follows:

	2014	2013	2012
	as Restated	as Restated	as Restated
Sales to Unaffiliated Customers
United States	$3,285,017	$3,231,135	$3,165,772
Europe	841,452	751,806	768,667
Canada	292,163	299,243	338,657
All other	598,362	579,473	540,475
Total	$5,016,994	$4,861,657	$4,813,571
Long-lived Assets
United States	$1,738,648	$1,878,728	$1,910,824
Europe	680,791	288,407	275,884
Canada	184,879	205,095	229,129
All other	117,249	109,010	117,071
Total	$2,721,567	$2,481,240	$2,532,908
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

	Foreign Currency Items (as Restated)	Defined Benefit Pension Items (as Restated)	Gains and Losses on Cash Flow Hedges	Accumulated Other Comprehensive Loss (as Restated)
Balance at December 31, 2012	$3,240	$(489,376)	$(6,727)	$(492,863)
Other comprehensive income/(loss) before reclassifications	(28,225)	116,796	3,992	92,563
Amounts reclassified from accumulated other comprehensive loss to net income	—	27,958	2,392	30,350
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	81	81
Other comprehensive income/(loss)	(28,225)	144,754	6,465	122,994
Balance at December 31, 2013	$(24,985)	$(344,622)	$(262)	$(369,869)
Other comprehensive income/(loss) before reclassifications	(102,618)	(148,312)	(3,507)	(254,437)
Amounts reclassified from accumulated other comprehensive loss to net income	—	17,648	(2,191)	15,457
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	(2)	(2)
Other comprehensive income/(loss)	(102,618)	(130,664)	(5,700)	(238,982)
Balance at December 31, 2014	$(127,603)	$(475,286)	$(5,962)	$(608,851)

F 45	FORM 10-K/A SONOCO 2014 ANNUAL REPORT

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013	Affected Line Item in the Consolidated Statements of Net Income
Gains and losses on cash flow hedges
Foreign exchange contracts	$252	$4,603	Net Sales
Foreign exchange contracts	2,776	(2,996)	Cost of sales
Commodity contracts	505	(5,455)	Cost of sales
	3,533	(3,848)	Total before tax
	(1,342)	1,456	Tax benefit
	$2,191	$(2,392)	Net of tax
Defined benefit pension items
Amortization of defined benefit pension items	$(19,489)	$(32,821)	Cost of sales
Amortization of defined benefit pension items	(6,496)	(10,940)	Selling, general, and administrative
	(25,985)	(43,761)	Total before tax
	8,337	15,803	Tax benefit
	(17,648)	(27,958)	Net of tax

Total reclassifications for the period	$(15,457)	$(30,350)	Net of tax

The cumulative tax benefit on Derivative Financial Instruments was $3,655 and $165 at December 31, 2014 and 2013, respectively. The tax benefit on Derivative Financial Instruments increased by $3,490 and decreased by $(3,880) during the years ended December 31, 2014 and 2013, respectively.
The cumulative tax benefit on Defined Benefit Plans was $256,840 and $178,152 at December 31, 2014 and 2013, respectively. The tax benefit on Defined Benefit Plans increased by $78,688 and decreased by $(83,040) during the years ended December 31, 2014 and 2013, respectively.
The change in defined benefit plans includes pretax changes of $(590) and $1,754 during the years ended December 31, 2014 and 2013, related to one of the Company’s equity method investments.

F 46

19. Selected quarterly financial data (unaudited)
The following tables include the Company's selected quarterly financial information for the interim periods during the fiscal years ended December 31, 2014 and 2013, restated for the items described in Note 2 - Restatement of Consolidated Financial Statements. Also provided are the Company's restated condensed consolidated financial statements for the three and nine-month periods ended September 28, 2014 and September 29, 2013. The Company will provide restated condensed consolidated financial statements for the period ended June 29, 2014 in its Quarterly Report on Form 10-Q for the period ended June 28, 2015, and will provide restated condensed consolidated financial statements for the period ended March 30, 2014 in an amended Quarterly Report on Form 10-Q/A for the period ended March 29, 2015, to be filed by the end of August 2015.

(unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014 as Previously Reported
Net sales	$1,185,626	$1,247,380	$1,263,574	$1,317,954
Gross profit	212,303	231,737	227,664	249,595
Restructuring/Asset impairment charges	(1,992)	(3,671)	(5,908)	(11,221)
Net income attributable to Sonoco	52,302	61,484	70,924	54,455
Per common share:
Net income attributable to Sonoco:
- basic	$0.51	$0.60	$0.69	$0.54
- diluted	0.50	0.59	0.69	0.53
Cash dividends
- common	0.31	0.32	0.32	0.32
Market price
- high	43.75	44.00	44.65	44.69
- low	39.52	40.20	38.82	35.64

Effect of Restatement
Net sales	$4,406	$236	$(1,071)	$(1,111)
Gross profit	(2,542)	(2,787)	(5,220)	(2,864)
Restructuring/Asset impairment charges	—	—	—	—
Net income attributable to Sonoco	(1,885)	(2,065)	(3,868)	(5,431)
Per common share:
Net income attributable to Sonoco:
- basic	$(0.02)	$(0.02)	$(0.03)	$(0.06)
- diluted	(0.01)	(0.02)	(0.04)	(0.05)
Cash dividends
- common	—	—	—	—
Market price
- high	—	—	—	—
- low	—	—	—	—

2014 as Restated
Net sales	$1,190,032	$1,247,616	$1,262,503	$1,316,843
Gross profit	209,761	228,950	222,444	246,731
Restructuring/Asset impairment charges	(1,992)	(3,671)	(5,908)	(11,221)
Net income attributable to Sonoco	50,417	59,419	67,056	49,024
Per common share:
Net income attributable to Sonoco:
- basic	$0.49	$0.58	$0.66	$0.48
- diluted	0.49	0.57	0.65	0.48
Cash dividends
- common	0.31	0.32	0.32	0.32
Market price
- high	43.75	44.00	44.65	44.69
- low	39.52	40.20	38.82	35.64

F 47	FORM 10-K/A SONOCO 2014 ANNUAL REPORT

(unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013 as Reported
Net sales	$1,179,213	$1,226,256	$1,227,749	$1,214,874
Gross profit	205,716	222,564	224,037	221,187
Restructuring/Asset impairment charges	(4,289)	(8,678)	(5,818)	(6,253)
Net income attributable to Sonoco	48,139	54,988	61,240	54,746
Per common share:
Net income attributable to Sonoco:
- basic	$0.47	$0.54	$0.60	$0.53
- diluted	0.47	0.53	0.59	0.53
Cash dividends
- common	0.30	0.31	0.31	0.31
Market price
- high	35.05	35.93	39.80	41.82
- low	29.75	32.03	34.65	37.85

Effect of Restatement
Net sales	$3,294	$1,635	$4,046	$4,590
Gross profit	(3,556)	(760)	(2,051)	(5,493)
Restructuring/Asset impairment charges	—	—	—	—
Net income attributable to Sonoco	(2,978)	(627)	(1,713)	(3,970)
Per common share:
Net income attributable to Sonoco:
- basic	$(0.03)	$(0.01)	$(0.02)	$(0.03)
- diluted	(0.03)	—	(0.01)	(0.04)
Cash dividends
- common	—	—	—	—
Market price
- high	—	—	—	—
- low	—	—	—	—

2013 as Restated
Net sales	$1,182,507	$1,227,891	$1,231,795	$1,219,464
Gross profit	202,160	221,804	221,986	215,694
Restructuring/Asset impairment charges	(4,289)	(8,678)	(5,818)	(6,253)
Net income attributable to Sonoco	45,161	54,361	59,527	50,776
Per common share:
Net income attributable to Sonoco:
- basic	$0.44	$0.53	$0.58	$0.50
- diluted	0.44	0.53	0.58	0.49
Cash dividends
- common	0.30	0.31	0.31	0.31
Market price
- high	35.05	35.93	39.80	41.82
- low	29.75	32.03	34.65	37.85

F 48

CONDENSED CONSOLIDATED BALANCE SHEETS
Sonoco Products Company

(Dollars and shares in thousands)	September 28, 2014, as Previously Reported	Effect of Restatement	September 28, 2014, as Restated
Assets
Current Assets
Cash and cash equivalents	$231,556	$—	$231,556
Trade accounts receivable, net of allowances	707,311	(2,855)	704,456
Other receivables	35,427	(4,072)	31,355
Inventories
Finished and in process	138,507	(1,184)	137,323
Materials and supplies	265,073	—	265,073
Prepaid expenses	55,199	2,522	57,721
Deferred income taxes	37,734	—	37,734
	1,470,807	(5,589)	1,465,218
Property, Plant and Equipment, Net	1,018,780	—	1,018,780
Goodwill	1,089,700	—	1,089,700
Other Intangible Assets, Net	222,536	—	222,536
Long-term Deferred Income Taxes	37,723	6,664	44,387
Other Assets	173,458	—	173,458
Total Assets	$4,013,004	$1,075	$4,014,079
Liabilities and Equity
Current Liabilities
Payable to suppliers	514,397	$4,816	$519,213
Accrued expenses and other	336,416	12,880	349,296
Notes payable and current portion of long-term debt	71,700	—	71,700
Accrued taxes	6,161	(1,355)	4,806
	928,674	16,341	945,015
Long-term Debt	945,900	—	945,900
Pension and Other Postretirement Benefits	222,933	—	222,933
Deferred Income Taxes	134,583	—	134,583
Other Liabilities	45,088	—	45,088
Commitments and Contingencies
Sonoco Shareholders’ Equity
Common shares, no par value
Authorized 300,000 shares
101,356 shares issued and outstanding at September 28, 2014	7,175	—	7,175
Capital in excess of stated value	426,088	—	426,088
Accumulated other comprehensive loss	(404,907)	478	(404,429)
Retained earnings	1,692,139	(15,744)	1,676,395
Total Sonoco Shareholders’ Equity	1,720,495	(15,266)	1,705,229
Noncontrolling Interests	15,331	—	15,331
Total Equity	1,735,826	(15,266)	1,720,560
Total Liabilities and Equity	$4,013,004	$1,075	$4,014,079

F 49

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Sonoco Products Company

	Three Months Ended
(Dollars and shares in thousands except per share data)	September 28, 2014, as Previously Reported	Effect of Restatement	September 28, 2014, as Restated
Net sales	$1,263,574	$(1,071)	$1,262,503
Cost of sales	1,035,910	4,149	1,040,059
Gross profit	227,664	(5,220)	222,444
Selling, general and administrative expenses	110,507	—	110,507
Restructuring/Asset impairment charges	5,908	—	5,908
Income before interest and income taxes	111,249	(5,220)	106,029
Interest expense	13,620	—	13,620
Interest income	702	—	702
Income before income taxes	98,331	(5,220)	93,111
Provision for income taxes	28,891	(1,352)	27,539
Income before equity in earnings of affiliates	69,440	(3,868)	65,572
Equity in earnings of affiliates, net of tax	2,294	—	2,294
Net income	71,734	(3,868)	67,866
Net (income) attributable to noncontrolling interests	(810)	—	(810)
Net income attributable to Sonoco	$70,924	$(3,868)	$67,056
Weighted average common shares outstanding:
Basic	102,128	—	102,128
Diluted	103,087	—	103,087
Per common share
Net income attributable to Sonoco:
Basic	$0.69	$(0.03)	$0.66
Diluted	$0.69	$(0.04)	$0.65
Cash dividends	$0.32	$—	$0.32

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Sonoco Products Company

	Three Months Ended
(Dollars in thousands)	September 28, 2014, as Previously Reported	Effect of Restatement	September 28, 2014, as Restated
Net income	$71,734	(3,868)	$67,866
Other comprehensive (loss)/income:
Foreign currency translation adjustments	(48,018)	373	(47,645)
Changes in defined benefit plans, net of tax	4,386	—	4,386
Change in derivative financial instruments, net of tax	(1,229)	—	(1,229)
Other comprehensive (loss)/income	(44,861)	373	(44,488)
Comprehensive (loss)/income	26,873	(3,495)	23,378
Net (income) attributable to noncontrolling interests	(810)	—	(810)
Other comprehensive loss/(income) attributable to noncontrolling interests	250	—	250
Comprehensive (loss)/income attributable to Sonoco	$26,313	$(3,495)	$22,818

F 50

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Sonoco Products Company

	Three Months Ended
(Dollars and shares in thousands except per share data)	September 29, 2013, as Previously Reported	Effect of Restatement	September 29, 2013, as Restated
Net sales	$1,227,749	$4,046	$1,231,795
Cost of sales	1,003,712	6,097	1,009,809
Gross profit	224,037	(2,051)	221,986
Selling, general and administrative expenses	117,935	—	117,935
Restructuring/Asset impairment charges	5,818	—	5,818
Income before interest and income taxes	100,284	(2,051)	98,233
Interest expense	15,119	—	15,119
Interest income	833	—	833
Income before income taxes	85,998	(2,051)	83,947
Provision for income taxes	27,085	(338)	26,747
Income before equity in earnings of affiliates	58,913	(1,713)	57,200
Equity in earnings of affiliates, net of tax	2,512	—	2,512
Net income	61,425	(1,713)	59,712
Net (income) attributable to noncontrolling interests	(185)	—	(185)
Net income attributable to Sonoco	$61,240	$(1,713)	$59,527
Weighted average common shares outstanding:
Basic	102,835	—	102,835
Diluted	103,510	—	103,510
Per common share
Net income attributable to Sonoco:
Basic	$0.60	$(0.02)	$0.58
Diluted	$0.59	$(0.01)	$0.58
Cash dividends	$0.31	$—	$0.31

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Sonoco Products Company

	Three Months Ended
(Dollars in thousands)	September 29, 2013, as Previously Reported	Effect of Restatement	September 29, 2013, as Restated
Net income	$61,425	$(1,713)	$59,712
Other comprehensive (loss)/income:
Foreign currency translation adjustments	20,351	(27)	20,324
Changes in defined benefit plans, net of tax	7,782	—	7,782
Change in derivative financial instruments, net of tax	1,462	—	1,462
Other comprehensive (loss)/income	29,595	(27)	29,568
Comprehensive (loss)/income	91,020	(1,740)	89,280
Net (income) attributable to noncontrolling interests	(185)	—	(185)
Other comprehensive loss/(income) attributable to noncontrolling interests	(32)	—	(32)
Comprehensive (loss)/income attributable to Sonoco	$90,803	$(1,740)	$89,063

F 51

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Sonoco Products Company

	Nine Months Ended
(Dollars and shares in thousands except per share data)	September 28, 2014, as Previously Reported	Effect of Restatement	September 28, 2014, as Restated
Net sales	$3,696,580	$3,571	$3,700,151
Cost of sales	3,024,876	14,120	3,038,996
Gross profit	671,704	(10,549)	661,155
Selling, general and administrative expenses	360,712	—	360,712
Restructuring/Asset impairment charges	11,571	—	11,571
Income before interest and income taxes	299,421	(10,549)	288,872
Interest expense	40,574	—	40,574
Interest income	1,878	—	1,878
Income before income taxes	260,725	(10,549)	250,176
Provision for income taxes	82,053	(2,731)	79,322
Income before equity in earnings of affiliates	178,672	(7,818)	170,854
Equity in earnings of affiliates, net of tax	6,896	—	6,896
Net income	185,568	(7,818)	177,750
Net (income) attributable to noncontrolling interests	(858)	—	(858)
Net income attributable to Sonoco	$184,710	$(7,818)	$176,892
Weighted average common shares outstanding:
Basic	102,451	—	102,451
Diluted	103,425	—	103,425
Per common share
Net income attributable to Sonoco:
Basic	$1.80	$(0.07)	$1.73
Diluted	$1.79	$(0.08)	$1.71
Cash dividends	$0.95	$—	$0.95

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Sonoco Products Company

	Nine Months Ended
(Dollars in thousands)	September 28, 2014, as Previously Reported	Effect of Restatement	September 28, 2014, as Restated
Net income	$185,568	$(7,818)	$177,750
Other comprehensive (loss)/income:
Foreign currency translation adjustments	(46,854)	311	(46,543)
Changes in defined benefit plans, net of tax	387	11,516	11,903
Change in derivative financial instruments, net of tax	80	—	80
Other comprehensive (loss)/income	(46,387)	11,827	(34,560)
Comprehensive (loss)/income	139,181	4,009	143,190
Net (income) attributable to noncontrolling interests	(858)	—	(858)
Other comprehensive loss/(income) attributable to noncontrolling interests	115	—	115
Comprehensive (loss)/income attributable to Sonoco	$138,438	$4,009	$142,447

F 52

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Sonoco Products Company

	Nine Months Ended
(Dollars and shares in thousands except per share data)	September 29, 2013, as Previously Reported	Effect of Restatement	September 29, 2013, as Restated
Net sales	$3,633,218	$8,975	$3,642,193
Cost of sales	2,980,901	15,342	2,996,243
Gross profit	652,317	(6,367)	645,950
Selling, general and administrative expenses	359,794	—	359,794
Restructuring/Asset impairment charges	18,785	—	18,785
Income before interest and income taxes	273,738	(6,367)	267,371
Interest expense	45,400	—	45,400
Interest income	2,439	—	2,439
Income before income taxes	230,777	(6,367)	224,410
Provision for income taxes	74,746	(1,049)	73,697
Income before equity in earnings of affiliates	156,031	(5,318)	150,713
Equity in earnings of affiliates, net of tax	8,233	—	8,233
Net income	164,264	(5,318)	158,946
Net (income) attributable to noncontrolling interests	103	—	103
Net income attributable to Sonoco	$164,367	$(5,318)	$159,049
Weighted average common shares outstanding:
Basic	102,586	—	102,586
Diluted	103,164	—	103,164
Per common share
Net income attributable to Sonoco:
Basic	$1.60	$(0.05)	$1.55
Diluted	$1.59	$(0.05)	$1.54
Cash dividends	$0.92	$—	$0.92

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Sonoco Products Company

	Nine Months Ended
(Dollars in thousands)	September 29, 2013, as Previously Reported	Effect of Restatement	September 29, 2013, as Restated
Net income	$164,264	$(5,318)	$158,946
Other comprehensive (loss)/income:
Foreign currency translation adjustments	(20,348)	112	(20,236)
Changes in defined benefit plans, net of tax	20,507	—	20,507
Change in derivative financial instruments, net of tax	4,352	—	4,352
Other comprehensive (loss)/income	4,511	112	4,623
Comprehensive (loss)/income	168,775	(5,206)	163,569
Net (income) attributable to noncontrolling interests	103	—	103
Other comprehensive loss/(income) attributable to noncontrolling interests	595	—	595
Comprehensive (loss)/income attributable to Sonoco	$169,473	$(5,206)	$164,267

F 53

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Sonoco Products Company

	Nine Months Ended
(Dollars in thousands)	September 28, 2014, as Previously Reported	Effect of Restatement	September 28, 2014, as Restated
Cash Flows from Operating Activities
Net income	$185,568	$(7,818)	$177,750
Adjustments to reconcile net income to net cash provided by operating activities
Asset impairment	4,139	—	4,139
Depreciation, depletion and amortization	144,728	—	144,728
Share-based compensation expense	11,789	—	11,789
Equity in earnings of affiliates	(6,896)	—	(6,896)
Cash dividends from affiliated companies	5,494	—	5,494
Gain on disposition of assets	(1,173)	—	(1,173)
Pension and postretirement plan expense	29,780	—	29,780
Pension and postretirement plan contributions	(58,421)	—	(58,421)
Tax effect of share-based compensation exercises	2,341	—	2,341
Excess tax benefit of share-based compensation	(2,511)	—	(2,511)
Net increase in deferred taxes	18,076	(1,361)	16,715
Change in assets and liabilities, net of effects from acquisitions, dispositions and foreign currency adjustments
Trade accounts receivable	(102,862)	2,856	(100,006)
Inventories	1,018	—	1,018
Payable to suppliers	28,661	(299)	28,362
Prepaid expenses	(10,772)	—	(10,772)
Accrued expenses	20,823	3,920	24,743
Income taxes payable and other income tax items	13,776	(1,370)	12,406
Fox River environmental reserves	(15,000)	—	(15,000)
Other assets and liabilities	(1,161)	4,072	2,911
Net cash provided by operating activities	267,397	—	267,397
Cash Flows from Investing Activities
Purchase of property, plant and equipment	(135,287)	—	(135,287)
Cost of acquisitions, net of cash acquired	(10,964)	—	(10,964)
Proceeds from the sale of assets	6,451	—	6,451
Investment in affiliates and other	(4,520)	—	(4,520)
Net cash used by investing activities	(144,320)	—	(144,320)
Cash Flows from Financing Activities
Proceeds from issuance of debt	30,526	—	30,526
Principal repayment of debt	(30,267)	—	(30,267)
Net increase in commercial paper borrowings	36,000	—	36,000
Net decrease in outstanding checks	(712)	—	(712)
Cash dividends – common	(96,446)	—	(96,446)
Excess tax benefit of share-based compensation	2,511	—	2,511
Shares acquired	(48,731)	—	(48,731)
Shares issued	2,482	—	2,482
Net cash used by financing activities	(104,637)	—	(104,637)
Effects of Exchange Rate Changes on Cash	(4,451)	—	(4,451)
Increase in Cash and Cash Equivalents	13,989	—	13,989
Cash and cash equivalents at beginning of period	217,567	—	217,567
Cash and cash equivalents at end of period	$231,556	$—	$231,556

F 54

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Sonoco Products Company

	Nine Months Ended
(Dollars in thousands)	September 29, 2013, as Previously Reported	Effect of Restatement	September 29, 2013, as Restated
Cash Flows from Operating Activities
Net income	$164,264	$(5,318)	$158,946
Adjustments to reconcile net income to net cash provided by operating activities
Asset impairment	7,352	—	7,352
Depreciation, depletion and amortization	145,574	—	145,574
Share-based compensation expense	7,658	—	7,658
Equity in earnings of affiliates	(8,233)	—	(8,233)
Cash dividends from affiliated companies	8,636	—	8,636
Gain on disposition of assets	(1,286)	—	(1,286)
Pension and postretirement plan expense	46,678	—	46,678
Pension and postretirement plan contributions	(30,514)	—	(30,514)
Tax effect of share-based compensation exercises	6,867	—	6,867
Excess tax benefit of share-based compensation	(3,324)	—	(3,324)
Net increase in deferred taxes	22,504	(876)	21,628
Change in assets and liabilities, net of effects from acquisitions, dispositions and foreign currency adjustments
Trade accounts receivable	(78,003)	(3,110)	(81,113)
Inventories	(13,069)	195	(12,874)
Payable to suppliers	75,207	6,158	81,365
Prepaid expenses	(1,958)	—	(1,958)
Accrued expenses	25,078	3,124	28,202
Income taxes payable and other income tax items	43,796	(173)	43,623
Fox River environmental reserves	(1,592)	—	(1,592)
Other assets and liabilities	5,649	—	5,649
Net cash provided by operating activities	421,284	—	421,284
Cash Flows from Investing Activities
Purchase of property, plant and equipment	(143,926)	—	(143,926)
Cost of acquisitions, net of cash acquired	(3,728)	—	(3,728)
Proceeds from the sale of assets	8,950	—	8,950
Investment in affiliates and other	(3,542)	—	(3,542)
Net cash used by investing activities	(142,246)	—	(142,246)
Cash Flows from Financing Activities
Proceeds from issuance of debt	51,799	—	51,799
Principal repayment of debt	(172,056)	—	(172,056)
Net decrease in commercial paper borrowings	(152,000)	—	(152,000)
Net decrease in outstanding checks	(1,196)	—	(1,196)
Cash dividends – common	3,324	—	3,324
Excess tax benefit of share-based compensation	(93,216)	—	(93,216)
Shares acquired	(8,835)	—	(8,835)
Shares issued	13,443	—	13,443
Net cash used by financing activities	(358,737)	—	(358,737)
Effects of Exchange Rate Changes on Cash	(5,808)	—	(5,808)
Decrease in Cash and Cash Equivalents	(85,507)	—	(85,507)
Cash and cash equivalents at beginning of period	373,084	—	373,084
Cash and cash equivalents at end of period	$287,577	$—	$287,577

F 55

Item 9A. Controls and procedures
Background
The Company announced on July 16, 2015, that the Audit Committee, with the assistance of independent advisors, began an independent investigation of certain accounting matters related to accounting irregularities at its contract packaging center in Irapuato, Mexico, and their potential impact on the Company's previously issued financial statements.

On August 10, 2015, the Company announced that, in connection with this investigation, the Audit Committee, on the recommendation of management, concluded that the Company's previously issued financial statements for fiscal years 2012, 2013 and 2014 and the first quarter of fiscal year 2015 should be restated, and therefore, should no longer be relied on, due to misstatements in the historical operating results and balance sheets of the Irapuato contract packaging center. As a result, we have restated our consolidated financial statements for those periods.
Evaluation of disclosure controls and procedures
In connection with the filing of the Company's 2014 Annual Report on Form 10-K filed on March 2, 2015, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of December 31, 2014, the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of such period to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Subsequent to that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014 because of the material weaknesses in our internal control over financial reporting discussed below.
Management’s report on internal control over financial reporting (Restated)
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Management has concluded that the material weaknesses described below existed as of December 31, 2014. As a result, management has concluded that it did not maintain effective internal control over financial reporting as of December 31, 2014, based on the criteria in Internal Control-Integrated Framework issued by the COSO. Accordingly, management has restated its report on internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
Management has identified the following control deficiencies that constituted material weaknesses in our internal control over financial reporting as of December 31, 2014:

•
We did not design and maintain effective transaction level and business performance review controls related to our two contract packaging operations. Specifically, transaction level controls unique to our contract packaging operations were not implemented and we did not design effective business performance review controls to analyze and review significant accounts in our contract packaging operations. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2014, 2013, and 2012, each of the quarters within the year ended December 31, 2014 and the quarter ended March 29, 2015.

•
We did not design controls to ensure that the financial data for international operations accumulated in the financial consolidation system was done so completely and accurately, which precluded effective business performance reviews for these operations. This material weakness contributed to a material weakness due to ineffective controls over the recording and review of journal entries for completeness and accuracy at certain international locations. Specifically, certain key accounting personnel had the ability to prepare and post journal entries without an appropriately designed independent review.

•
We did not design effective business performance review controls to monitor the balance sheet activity of certain domestic locations as divisional level business performance reviews were not appropriately designed and a consolidated business performance review was not designed to operate at a level of precision to detect a material misstatement due to error or fraud.

The material weaknesses identified above also resulted in a material weakness related to the ineffective design of controls in response to the risk of material misstatement.
Additionally, these control deficiencies could result in misstatements of the accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management concluded that these control deficiencies constitute material weaknesses.

In conducting management’s evaluation as described above, Weidenhammer Packaging Group (Weidenhammer), acquired October 31, 2014, was excluded. The operations of Weidenhammer, which are included in the Company’s 2014 consolidated financial statements, constituted approximately 1.0% of the Company’s consolidated revenues and approximately 9.3% of total assets as of December 31, 2014.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in their report, which appears at the beginning of Item 8 of this Annual Report on Form 10-K/A.

24

Remediation Plan
Management is in the process of re-assessing the design of certain control activities and developing its remediation plan for the above identified control weaknesses. The Company’s actions are subject to ongoing senior management review, as well as audit committee oversight. The following changes to our internal control over financial reporting have been implemented or will be implemented as soon as practicable:

•
Implement account reconciliation and review controls at our contract packaging operations, including for example: formal account reconciliation procedures for revenue, revenue accruals and deferrals and deferred expenses; expanded cross-functional involvement and input into period-end accruals; and periodic business performance reviews.

•
Implement detailed reconciliation and independent review controls supporting the completeness and accuracy of international operations’ financial data accumulated in the financial consolidation system.

•	Redesign procedures and documentation requirements for monitoring balance sheet activity to improve precision of the review and clearly define control operation and accountability.
Management believes that these measures will remediate the material weaknesses in internal control over financial reporting described above. The Company will test the ongoing operating effectiveness of the revised controls in future periods. These material weaknesses cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in internal control over financial reporting
There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls
The Company's management, including the Chief Executive Officer and Principal Financial and Accounting Officer, does not expect that the Company's disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. Internal control over financial reporting, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives will be met. Because of the inherent limitations in internal control over financial reporting, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

25	FORM 10-K/A SONOCO 2014 ANNUAL REPORT

PART IV

Item 15. Exhibits and financial statement schedules

(a)	1	Financial Statements – The following financial statements are provided under Item 8 – Financial Statements and Supplementary Data of this amended Annual Report on Form 10-K/A:
		– Report of Independent Registered Public Accounting Firm
		– Consolidated Balance Sheets as of December 31, 2014 (Restated) and 2013 (Restated)
		– Consolidated Statements of Income for the years ended December 31, 2014 (Restated), 2013 (Restated) and 2012 (Restated)
		– Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 (Restated), 2013 (Restated) and 2012 (Restated)
		– Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014 (Restated), 2013 (Restated) and 2012 (Restated)
		– Consolidated Statements of Cash Flows for the years ended December 31, 2014 (Restated), 2013 (Restated) and 2012 (Restated)
		– Notes to Consolidated Financial Statements
	2	Financial Statement Schedules
		Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2014, 2013 and 2012.

Column A	Column B	Column C - Additions				Column D		Column E
Description	Balance at Beginning of Year	Charged to Costs and Expenses		Charged to Other		Deductions		Balance at End of Year
2014
Allowance for Doubtful Accounts	$9,771	2,350		$(411)	[1]	$3,163	[2]	$8,547
LIFO Reserve	18,146	(238)	[3]					17,908
Valuation Allowance on Deferred Tax Assets[6]	72,372	828		(5,482)	[4]	3,820	[5]	63,898
2013
Allowance for Doubtful Accounts	$7,252	$2,006		$1,444	[1]	$931	[2]	$9,771
LIFO Reserve	19,476	(1,330)	[3]					18,146
Valuation Allowance on Deferred Tax Assets[6]	78,606	2,315		(4,696)	[4]	3,853	[5]	72,372
2012
Allowance for Doubtful Accounts	$7,125	$2,821		$209	[1]	$2,903	[2]	$7,252
LIFO Reserve	20,184	(708)	[3]					19,476
Valuation Allowance on Deferred Tax Assets[6]	70,501	5,689		2,864	[4]	448	[5]	78,606

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
[6]    Previously reported figures have been revised to reflect certain adjustments as described in Note 2 to the Consolidated Financial Statements included in Item 8 of this amended Annual Report on Form 10-K/A.

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

26

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

10-1	1991 Sonoco Products Company Key Employee Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)
10-2	Sonoco Products Company 1996 Non-employee Directors’ Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)
10-3	Sonoco Retirement and Savings Plan (formerly the Sonoco Savings Plan), as amended (incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2012)
10-4	Sonoco Products Company 2008 Long-term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2008)
10-5	Sonoco Products Company 2012 Long-term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 18, 2012)
10-6	Sonoco Products Company 2014 Long-term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2014)
10-7
Deferred Compensation Plan for Key Employees of Sonoco Products Company (a.k.a. Deferred Compensation Plan for Corporate Officers of Sonoco Products Company), as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-8
Omnibus Benefit Restoration Plan of Sonoco Products Company, amended and restated as of January 1, 2015 (incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2014, filed on March 2, 2015)

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

12	Statements regarding Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Registrant (incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2014, filed on March 2, 2015)
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)
99	Proxy Statement, filed in conjunction with annual shareholders’ meeting held on April 15, 2015
101
The following materials from Sonoco Products Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Changes in Total Equity for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) Notes to the Consolidated Financial Statements.

27	FORM 10-K/A SONOCO 2014 ANNUAL REPORT

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of August 2015.

SONOCO PRODUCTS COMPANY

/s/ M.J. Sanders
M.J. Sanders
President and Chief Executive Officer

/s/ Barry L. Saunders
Barry L. Saunders
Senior Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)

28

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

10-1	1991 Sonoco Products Company Key Employee Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10-2	Sonoco Products Company 1996 Non-employee Directors’ Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10-3	Sonoco Retirement and Savings Plan (formerly the Sonoco Savings Plan), as amended (incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2012)

10-4	Sonoco Products Company 2008 Long-term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2008)

10-5	Sonoco Products Company 2012 Long-term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 18, 2012)

10-6	Sonoco Products Company 2014 Long-term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2014)

10-7
Deferred Compensation Plan for Key Employees of Sonoco Products Company (a.k.a. Deferred Compensation Plan for Corporate Officers of Sonoco Products Company), as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-8
Omnibus Benefit Restoration Plan of Sonoco Products Company, amended and restated as of January 1, 2015 (incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2014, filed on March 2, 2015)

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

12	Statements regarding Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant (incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2014, filed on March 2, 2015)

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

99	Proxy Statement, filed in conjunction with annual shareholders’ meeting held on April 15, 2015

101
The following materials from Sonoco Products Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Changes in Total Equity for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) Notes to the Consolidated Financial Statements.