Form 10-Q
period 2015-06-28
SONOCO PRODUCTS CO
filed 2015-08-26
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at July 31, 2015:
Common stock, no par value: 100,929,470

SONOCO PRODUCTS COMPANY
INDEX

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements:	3

	Condensed Consolidated Balance Sheets - June 28, 2015 (unaudited) and December 31, 2014 (unaudited)	3

	Condensed Consolidated Statements of Income – Three and Six Months Ended June 28, 2015 (unaudited) and June 29, 2014 (Restated)(unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income – Three and Six Months Ended June 28, 2015 (unaudited) and June 29, 2014 (Restated)(unaudited)	5

	Condensed Consolidated Statements of Cash Flows – Six Months Ended June 28, 2015 (unaudited) and June 29, 2014 (Restated)(unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

	Report of Independent Registered Public Accounting Firm	31

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	46

Item 4.	Controls and Procedures.	46

PART II. OTHER INFORMATION		47

Item 1.	Legal Proceedings.	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	49

Item 6.	Exhibits.	49

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	June 28, 2015	December 31, 2014*
Assets
Current Assets
Cash and cash equivalents	$217,775	$161,168
Trade accounts receivable, net of allowances	676,578	653,737
Other receivables	41,003	38,580
Inventories:
Finished and in process	148,126	151,150
Materials and supplies	269,843	269,126
Prepaid expenses	66,687	61,071
Deferred income taxes	28,820	38,957
	1,448,832	1,373,789
Property, Plant and Equipment, Net	1,114,375	1,148,607
Goodwill	1,160,932	1,177,962
Other Intangible Assets, Net	265,696	280,935
Long-term Deferred Income Taxes	43,239	45,442
Other Assets	172,415	167,176
Total Assets	$4,205,489	$4,193,911
Liabilities and Equity
Current Liabilities
Payable to suppliers	$521,898	$517,228
Accrued expenses and other	294,106	334,086
Notes payable and current portion of long-term debt	146,780	52,280
Accrued taxes	7,541	8,599
	970,325	912,193
Long-term Debt, Net of Current Portion	1,124,580	1,200,885
Pension and Other Postretirement Benefits	444,293	444,231
Deferred Income Taxes	77,277	91,157
Other Liabilities	45,879	41,598
Commitments and Contingencies
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 100,916 and 100,603 shares issued and outstanding at June 28, 2015 and December 31, 2014, respectively	7,175	7,175
Capital in excess of stated value	399,052	396,980
Accumulated other comprehensive loss	(661,705)	(608,851)
Retained earnings	1,775,042	1,692,891
Total Sonoco Shareholders’ Equity	1,519,564	1,488,195
Noncontrolling Interests	23,571	15,652
Total Equity	1,543,135	1,503,847
Total Liabilities and Equity	$4,205,489	$4,193,911

*
The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
		(as Restated)		(as Restated)
Net sales	$1,248,590	$1,247,616	$2,454,642	$2,437,648
Cost of sales	1,008,274	1,018,666	1,993,936	1,998,937
Gross profit	240,316	228,950	460,706	438,711
Selling, general and administrative expenses	130,887	126,455	227,552	250,205
Restructuring/Asset impairment charges	10,445	3,671	10,086	5,663
Income before interest and income taxes	98,984	98,824	223,068	182,843
Interest expense	14,237	13,670	28,012	26,954
Interest income	636	535	1,190	1,176
Income before income taxes	85,383	85,689	196,246	157,065
Provision for income taxes	24,023	29,271	50,244	51,782
Income before equity in earnings of affiliates	61,360	56,418	146,002	105,283
Equity in earnings of affiliates, net of tax	3,269	3,126	4,315	4,602
Net income	$64,629	$59,544	$150,317	$109,885
Net (income) attributable to noncontrolling interests	(250)	(125)	(158)	(48)
Net income attributable to Sonoco	$64,379	$59,419	$150,159	$109,837
Weighted average common shares outstanding:
Basic	101,428	102,461	101,406	102,614
Diluted	102,424	103,446	102,362	103,590
Per common share:
Net income attributable to Sonoco:
Basic	$0.63	$0.58	$1.48	$1.07
Diluted	$0.63	$0.57	$1.47	$1.06
Cash dividends	$0.35	$0.32	$0.67	$0.63
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
		(as Restated)		(as Restated)
Net income	$64,629	$59,544	$150,317	$109,885
Other comprehensive income/(loss):
Foreign currency translation adjustments	3,740	8,437	(59,246)	1,102
Changes in defined benefit plans, net of tax	(1,125)	3,343	5,148	7,517
Changes in derivative financial instruments, net of tax	2,449	1,073	1,244	1,309
Other comprehensive income/(loss)	5,064	12,853	(52,854)	9,928
Comprehensive income	69,693	72,397	97,463	119,813
Net (income) attributable to noncontrolling interests	(250)	(125)	(158)	(48)
Other comprehensive (income)/loss attributable to noncontrolling interests	(470)	(254)	161	(135)
Comprehensive income attributable to Sonoco	$68,973	$72,018	$97,466	$119,630
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended
	June 28, 2015	June 29, 2014
		(as Restated)
Cash Flows from Operating Activities:
Net income	$150,317	$109,885
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	2,462	791
Depreciation, depletion and amortization	104,024	95,516
Gain on reversal of Fox River environmental reserves	(32,543)	—
Share-based compensation expense	4,353	9,245
Equity in earnings of affiliates	(4,315)	(4,602)
Cash dividends from affiliated companies	1,150	3,527
Gain on disposition of assets	(7,210)	(940)
Pension and postretirement plan expense	27,965	19,431
Pension and postretirement plan contributions	(25,118)	(53,592)
Tax effect of share-based compensation exercises	3,513	2,030
Excess tax benefit of share-based compensation	(3,521)	(2,130)
Net (decrease)/increase in deferred taxes	(9,487)	4,908
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Trade accounts receivable	(33,084)	(84,127)
Inventories	(18,020)	(10,666)
Payable to suppliers	14,913	18,815
Prepaid expenses	(7,014)	(10,624)
Accrued expenses	5,941	17,619
Income taxes payable and other income tax items	417	9,880
Fox River environmental reserve spending	(720)	(14,934)
Other assets and liabilities	(941)	(4,498)
Net cash provided by operating activities	173,082	105,534
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(86,713)	(85,886)
Cost of acquisitions, net of cash acquired	(15,697)	(10,964)
Proceeds from the sale of assets	31,006	3,588
Investment in affiliates and other, net	(2,775)	138
Net cash used in investing activities	(74,179)	(93,124)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	40,240	26,946
Principal repayment of debt	(23,575)	(23,411)
Net increase in commercial paper	—	51,000
Net (decrease)/increase in outstanding checks	(1,204)	3,915
Excess tax benefit of share-based compensation	3,521	2,130
Cash dividends	(67,379)	(64,353)
Shares acquired	(7,728)	(29,739)
Shares issued	1,310	2,508
Net cash used in financing activities	(54,815)	(31,004)
Effects of Exchange Rate Changes on Cash	12,519	807
Net Increase/(Decrease) in Cash and Cash Equivalents	56,607	(17,787)
Cash and cash equivalents at beginning of period	161,168	217,567
Cash and cash equivalents at end of period	$217,775	$199,780
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 1: Restatement of Previously Issued Financial Statements
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
Through this investigation, which concluded in August 2015, the irregularities were found to have consisted of a pattern of unsupported journal entries and other actions involving the Irapuato finance, plant, and pack center managers that misstated revenue, cost of sales, trade accounts receivable, other receivables, prepaid expenses, accrued expenses and other, and trade accounts payable for reporting periods dating back to 2011. The misstatements were made to conceal shortfalls in operating profits at the Irapuato packaging center. Neither cash nor previously reported cash flows from operations were affected. The Irapuato finance manager did not fully disclose the extent of his conduct to his managers, and concealed these irregularities from senior management, corporate finance, and our independent registered public accounting firm.
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

Analysis
In its assessment of materiality, the Company considered, both individually and in the aggregate, the misstatements at the contract packaging center in Irapuato, Mexico, and the impact of the other items discussed above. Its assessment included an evaluation of the qualitative and quantitative factors relevant to that assessment.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Conclusion
The Company concluded that the misstatements associated with the Irapuato packaging center warranted restatement of the previously reported financial statements for the years ended December 31, 2014, 2013, and 2012, the interim periods within the year ended December 31, 2014, and for the three-month period ended March 29, 2015. The impact of the accounting irregularities prior to 2012 was not material. The Irapuato packaging center commenced operations in 2010 and those operations were not fully to scale until 2012.
The Audit Committee of the Board of Directors analyzed these misstatements, and, after consulting with management, concluded on August 9, 2015, that the financial statements for the years ended December 31, 2012, 2013, and 2014, the interim periods within the year ended December 31, 2014, and for the three-month period ended March 29, 2015, should be restated and should no longer be relied upon.
Restatement Details
On August 26, 2015, the Company filed an amended Annual Report on Form 10-K/A for the year ended December 31, 2014 in which it restated the previously issued consolidated financial statements for the years ended December 31, 2014, 2013, and 2012, and for the three- and nine-month periods ended September 28, 2014, for the misstatements related to Irapuato. In addition, the previously issued consolidated financial statements were revised to reflect in the proper periods the previously recorded out-of-period adjustments discussed above.
The Company expects to file by the end of August 2015 an amended Quarterly Report on Form 10-Q/A for the period ended March 29, 2015, in which it will provide restated condensed consolidated financial statements for the three-month periods ended March 29, 2015 and March 30, 2014.
Restated condensed consolidated financial statements for the three- and six-month periods ended June 29, 2014, along with a reconciliation of the amounts previously reported to the restated amounts, are provided below.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

CONDENSED CONSOLIDATED STATEMENT OF INCOME
	Three Months Ended
	June 29, 2014 as Previously Reported	Effect of Restatement	June 29, 2014 as Restated
Net sales	$1,247,380	$236	$1,247,616
Cost of sales	1,015,643	3,023	1,018,666
Gross profit	231,737	(2,787)	228,950
Selling, general and administrative expenses	126,455	—	126,455
Restructuring/Asset impairment charges	3,671	—	3,671
Income before interest and income taxes	101,611	(2,787)	98,824
Interest expense	13,670	—	13,670
Interest income	535	—	535
Income before income taxes	88,476	(2,787)	85,689
Provision for income taxes	29,993	(722)	29,271
Income before equity in earnings of affiliates	58,483	(2,065)	56,418
Equity in earnings of affiliates, net of tax	3,126	—	3,126
Net income	$61,609	$(2,065)	$59,544
Net (income) attributable to noncontrolling interests	(125)	—	(125)
Net income attributable to Sonoco	$61,484	$(2,065)	$59,419
Weighted average common shares outstanding:
Basic	102,461	—	102,461
Diluted	103,446	—	103,446
Per common share:
Net income attributable to Sonoco:
Basic	$0.60	$(0.02)	$0.58
Diluted	$0.59	$(0.02)	$0.57
Cash dividends	$0.32	$—	$0.32

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended
	June 29, 2014 as Previously Reported	Effect of Restatement	June 29, 2014 as Restated
Net income	$61,609	$(2,065)	$59,544
Other comprehensive income/(loss):
Foreign currency translation adjustments	8,523	(86)	8,437
Changes in defined benefit plans, net of tax	(8,173)	11,516	3,343
Changes in derivative financial instruments, net of tax	1,073	—	1,073
Other comprehensive income/(loss)	1,423	11,430	12,853
Comprehensive income	63,032	9,365	72,397
Net (income) attributable to noncontrolling interests	(125)	—	(125)
Other comprehensive (income) attributable to noncontrolling interests	(254)	—	(254)
Comprehensive income attributable to Sonoco	$62,653	$9,365	$72,018

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

CONDENSED CONSOLIDATED STATEMENT OF INCOME
	Six Months Ended
	June 29, 2014 as Previously Reported	Effect of Restatement	June 29, 2014 as Restated
Net sales	$2,433,006	$4,642	$2,437,648
Cost of sales	1,988,966	9,971	1,998,937
Gross profit	444,040	(5,329)	438,711
Selling, general and administrative expenses	250,205	—	250,205
Restructuring/Asset impairment charges	5,663	—	5,663
Income before interest and income taxes	188,172	(5,329)	182,843
Interest expense	26,954	—	26,954
Interest income	1,176	—	1,176
Income before income taxes	162,394	(5,329)	157,065
Provision for income taxes	53,162	(1,380)	51,782
Income before equity in earnings of affiliates	109,232	(3,949)	105,283
Equity in earnings of affiliates, net of tax	4,602	—	4,602
Net income	$113,834	$(3,949)	$109,885
Net (income) attributable to noncontrolling interests	(48)	—	(48)
Net income attributable to Sonoco	$113,786	$(3,949)	$109,837
Weighted average common shares outstanding:
Basic	102,614	—	102,614
Diluted	103,590	—	103,590
Per common share:
Net income attributable to Sonoco:
Basic	$1.11	$(0.04)	$1.07
Diluted	$1.10	$(0.04)	$1.06
Cash dividends	$0.63	$—	$0.63

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Six Months Ended
	June 29, 2014 as Previously Reported	Effect of Restatement	June 29, 2014 as Restated
Net income	$113,834	$(3,949)	$109,885
Other comprehensive income/(loss):
Foreign currency translation adjustments	1,164	(62)	1,102
Changes in defined benefit plans, net of tax	(3,999)	11,516	7,517
Changes in derivative financial instruments, net of tax	1,309	—	1,309
Other comprehensive income/(loss)	(1,526)	11,454	9,928
Comprehensive income	112,308	7,505	119,813
Net (income) attributable to noncontrolling interests	(48)	—	(48)
Other comprehensive (income) attributable to noncontrolling interests	(135)	—	(135)
Comprehensive income attributable to Sonoco	$112,125	$7,505	$119,630

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
	Six Months Ended
	June 29, 2014 as Previously Reported	Effect of Restatement	June 29, 2014 as Restated
Cash Flows from Operating Activities:
Net income	$113,834	$(3,949)	$109,885
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	791	—	791
Depreciation, depletion and amortization	95,516	—	95,516
Gain on reversal of Fox River environmental reserves	—	—	—
Share-based compensation expense	9,245	—	9,245
Equity in earnings of affiliates	(4,602)	—	(4,602)
Cash dividends from affiliated companies	3,527	—	3,527
Gain on disposition of assets	(940)	—	(940)
Pension and postretirement plan expense	19,431	—	19,431
Pension and postretirement plan contributions	(53,592)	—	(53,592)
Tax effect of share-based compensation exercises	2,030	—	2,030
Excess tax benefit of share-based compensation	(2,130)	—	(2,130)
Net change in deferred taxes	5,584	(676)	4,908
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Trade accounts receivable	(84,127)	—	(84,127)
Inventories	(10,666)	—	(10,666)
Payable to suppliers	21,039	(2,224)	18,815
Prepaid expenses	(10,624)	—	(10,624)
Accrued expenses	10,066	7,553	17,619
Income taxes payable and other income tax items	10,584	(704)	9,880
Fox River environmental reserve spending	(14,934)	—	(14,934)
Other assets and liabilities	(4,498)	—	(4,498)
Net cash provided by operating activities	105,534	—	105,534
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(85,886)	—	(85,886)
Cost of acquisitions, net of cash acquired	(10,964)	—	(10,964)
Proceeds from the sale of assets	3,588	—	3,588
Investment in affiliates and other, net	138	—	138
Net cash used in investing activities	(93,124)	—	(93,124)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	26,946	—	26,946
Principal repayment of debt	(23,411)	—	(23,411)
Net increase in commercial paper	51,000	—	51,000
Net decrease in outstanding checks	3,915	—	3,915
Excess tax benefit of share-based compensation	2,130	—	2,130
Cash dividends	(64,353)	—	(64,353)
Shares acquired	(29,739)	—	(29,739)
Shares issued	2,508	—	2,508
Net cash used in financing activities	(31,004)	—	(31,004)
Effects of Exchange Rate Changes on Cash	807	—	807
Net Decrease in Cash and Cash Equivalents	(17,787)	—	(17,787)
Cash and cash equivalents at beginning of period	217,567	—	217,567
Cash and cash equivalents at end of period	$199,780	$—	$199,780

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 2: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three and six months ended June 28, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2014.
With respect to the unaudited condensed consolidated financial information of the Company for the three- and six-month periods ended June 28, 2015 and June 29, 2014 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 25, 2015 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.
Note 3: New Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-11, "Simplifying the Measurement of Inventory." ASU 2015-11 requires that inventory be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory measured using last-in, first-out or the retail inventory method are excluded from the scope of this update which is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 31, 2017. The Company's inventory valuation adjustments have historically been immaterial; accordingly, implementation of ASU 2015-11 is not expected to have a material impact on the Company's consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and not recorded as separate assets. This update is effective for reporting periods beginning after December 15, 2015, and is to be applied on a retrospective basis. The Company plans to adopt ASU 2015-03 in the first quarter of 2016. As the Company's debt issuance costs are not material, implementation of this update will not have a material impact on the Company's consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, "Revenue From Contracts With Customers." ASU 2014-09 changes the definitions/criteria used to determine when revenue should be recognized from being based on risks and rewards to being based on control. Among other changes, ASU 2014-09 changes the manner in which variable consideration is recognized, requires recognition of the time value of money when payment terms exceed one year, provides clarification on accounting for contract costs, and expands disclosure requirements. The effective date for implementation of ASU 2014-09 has been deferred and is now effective for reporting periods beginning after December 15, 2017. The Company is still assessing the impact of ASU 2014-09 on its consolidated financial statements.
During the three- and six-month periods ended June 28, 2015, there have been no other newly issued nor newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements. Further, at June 28, 2015, there were no other pronouncements pending adoption that are expected to have a material impact on the Company’s consolidated financial statements.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 4: Acquisitions
On April 1, 2015, the Company completed the acquisition of a 67% controlling interest in Graffo Paranaense de Embalagens S/A ("Graffo"), a flexible packaging business located in Brazil. Graffo serves the confectionery, dairy, pharmaceutical and tobacco markets in Brazil with approximately 230 employees. It is expected to generate annual sales of approximately $28,000. Total consideration paid for Graffo was approximately $18,334, including cash of $15,697, and debt assumed totaling $2,637. The allocation of the purchase price of Graffo to the tangible and intangible assets acquired and liabilities assumed was based on the Company's preliminary estimates of their fair value, based on the information currently available. In conjunction with this acquisition, the Company has preliminarily recorded net tangible assets of $5,438, goodwill of $10,147 (all of which is expected to be tax deductible), identifiable intangibles of $10,671, and a noncontrolling interest of $7,922. The Company is continuing to finalize its valuation of certain assets and liabilities, including, but not limited to, identifiable intangibles and deferred taxes. The Company expects to complete the valuation of all assets and liabilities during the third quarter of 2015.
On October 31, 2014, the Company completed the acquisition of Weidenhammer Packaging Group (“Weidenhammer”), a manufacturer of composite cans, drums, and luxury tubes, as well as rigid plastic containers using thin-walled injection molding technology with in-mold labeling. Total consideration paid for Weidenhammer was $355,316, subject to adjustment for the change in working capital to the date of close. The amount of the adjustment is expected to be finalized in the third quarter of 2015. As the acquisition was completed near the end of the year, the allocation of the purchase price reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, was based on provisional estimates of the fair value of the tangible and intangible assets acquired and liabilities assumed. During the first half of 2015, the Company finalized its valuations of most of the acquired assets and liabilities based on information obtained about facts and circumstances that existed as of the acquisition date. As a result, adjustments were made to the provisional fair values that reduced long-term deferred income tax liabilities and goodwill by $4,974 at December 31, 2014. The amounts shown in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2014, have been adjusted to reflect these changes. The Company is finalizing the assessment of the valuation of certain assets and liabilities, including, but not limited to, income taxes and environmental reserves, and expects the valuation to be completed by the end of the third quarter of 2015.
Acquisition-related costs of $2,082 and $1,246 were incurred in the three months ended June 28, 2015 and June 29, 2014, respectively. These costs totaled $3,247 and $1,270 for the six months ended June 28, 2015 and June 29, 2014, respectively. Acquisition-related costs consist primarily of legal and professional fees and are included in "Selling, general and administrative expenses" in the Company's Condensed Consolidated Statements of Income.
Note 5: Shareholders' Equity
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
		(as Restated)		(as Restated)
Numerator:
Net income attributable to Sonoco	$64,379	$59,419	$150,159	$109,837
Denominator:
Weighted average common shares outstanding:
Basic	101,428,000	102,461,000	101,406,000	102,614,000
Dilutive effect of stock-based compensation	996,000	985,000	956,000	976,000
Diluted	102,424,000	103,446,000	102,362,000	103,590,000
Reported net income attributable to Sonoco per common share:
Basic	$0.63	$0.58	$1.48	$1.07
Diluted	$0.63	$0.57	$1.47	$1.06

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Certain stock appreciation rights to purchase shares of the Company's common stock are not dilutive because the exercise price is greater than the market price of the stock at the end of the reporting period. The average number of stock appreciation rights that were not dilutive and therefore not included in the computation of diluted earnings per share was 595,527 and 495,705 during the three- and six-month periods ended June 28, 2015, respectively, and 640,717 and 642,272 during the three- and six-month periods ended June 29, 2014, respectively. No adjustments were made to reported net income attributable to Sonoco in the computations of earnings per share.
Stock Repurchases
The Company’s Board of Directors has authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. A total of 2,000,000 and 132,500 shares were repurchased under this authorization in 2014 and 2013, respectively. During the six months ended June 28, 2015, no additional shares were purchased; accordingly, at June 28, 2015, a total of 2,867,500 shares remain available for repurchase.
The Company frequently repurchases shares of its common stock to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 169,487 shares in the six months ended June 28, 2015 at a cost of $7,728, and 62,883 shares in the six months ended June 29, 2014 at a cost of $2,636.
Dividend Declarations
On April 15, 2015 , the Board of Directors declared a regular quarterly dividend of $0.35 per share. This dividend was paid on June 10, 2015 to all shareholders of record as of May 15, 2015.
On July 14, 2015, the Board of Directors declared a regular quarterly dividend of $0.35 per share. This dividend is payable September 10, 2015 to all shareholders of record as of August 14, 2015.

Note 6: Restructuring and Asset Impairment
The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2015 and 2014 are reported as “2015 Actions” and “2014 Actions,” respectively. Actions initiated prior to 2014, all of which were substantially complete at June 28, 2015, are reported as “2013 and Earlier Actions.”
Following are the total restructuring and asset impairment charges/(credits), net of adjustments, and gains on dispositions recognized by the Company during the periods presented:

	2015		2014
	Second Quarter	Six Months	Second Quarter	Six Months
Restructuring/Asset impairment:
2015 Actions	$8,760	$7,909	$—	$—
2014 Actions	1,268	1,610	2,929	4,328
2013 and Earlier Actions	417	567	742	1,335
Other asset impairments	—	—	—	—
Restructuring/Asset impairment charges	$10,445	$10,086	$3,671	$5,663
Income tax benefit	$(3,683)	$(15,276)	$(977)	$(1,388)
Costs attributable to noncontrolling interests, net of tax	(55)	(70)	(13)	(15)
Total impact of restructuring/asset impairment (income)/charges, net of tax	$6,707	$(5,260)	$2,681	$4,260
Pre-tax restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Condensed Consolidated Statements of Income.
When recognizable in accordance with GAAP, the Company expects to recognize future additional charges totaling approximately $3,050 in connection with announced restructuring actions, and believes that the majority of these charges

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

will be incurred and paid by the end of 2015. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions may be undertaken.
2015 Actions
During 2015, the Company announced the closure of two rigid paper facilities - one in the United States and one in Canada (part of the Consumer Packaging segment). The Company also closed a production line at one of its thermoforming plants in the United States (part of the Consumer Packaging segment) and sold a portion of its metal ends and closures business in the United States (part of the Consumer Packaging segment). In addition, approximately 160 positions were eliminated in the first two quarters of 2015 in conjunction with the Company's announced ongoing organizational effectiveness efforts.
Below is a summary of 2015 Actions and related expenses by segment and by type incurred and estimated to be incurred through completion.

2015 Actions	Second Quarter 2015	Total Incurred to Date	Estimated Total Cost
Severance and Termination Benefits
Consumer Packaging	$2,266	$4,468	$5,068
Display and Packaging	204	204	204
Paper and Industrial Converted Products	$2,035	$5,062	$5,962
Corporate	1,033	2,200	2,650
Asset Impairment / Disposal of Assets
Consumer Packaging	2,502	(4,830)	(4,830)
Display and Packaging	17	17	17
Paper and Industrial Converted Products	219	221	221
Other Costs
Consumer Packaging	420	495	895
Paper and Industrial Converted Products	53	61	161
Corporate	11	11	11
Total Charges and Adjustments	$8,760	$7,909	$10,359
The following table sets forth the activity in the 2015 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2015 Actions	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity 2015 Year to Date
Liability at December 31, 2014	$—	$—	$—	$—
2015 charges	11,934	(4,592)	567	7,909
Cash receipts/(payments)	(4,131)	29,128	(567)	24,430
Asset write downs/disposals	—	(24,536)	—	(24,536)
Foreign currency translation	(45)	—	—	(45)
Liability at March 29, 2015	$7,758	$—	$—	$7,758
Included in "Asset Impairment/Disposal of Assets" above is a gain of $7,224 from the sale of a portion of the Company's metal ends and closures business, including two production facilities in Canton, Ohio. The Company received proceeds of $29,128 from the sale of this business. Assets disposed of in connection with the sale included: net fixed assets of $9,806, inventory of $7,158, goodwill of $1,727, and other intangible assets of $3,516. Liabilities of $303 were assumed by the buyer and disposed of under the terms of the sale. Beneficial tax attributes associated with this disposition provided an income tax benefit of approximately $9,200. Also included are asset impairment charges totaling $2,385 relating to the closure of a thermoforming line in Waynesville, North Carolina.

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
2014 Actions
During 2014, the Company announced the closures of a tube and core plant in Canada (part of the Paper and Industrial Converted Products segment); a molded foam plant in the United States and a temperature-assured packaging plant in the United States (both part of the Protective Solutions segment); and two recycling facilities - one in the United States and one in Brazil (both part of the Paper and Industrial Converted Products segment). The Consumer Packaging segment also realized significant cash and non-cash restructuring charges as the result of halting the planned start up of a rigid paper facility in Europe following the acquisition of Weidenhammer. In addition, the Company continued to realign its cost structure, resulting in the elimination of approximately 125 positions.
Below is a summary of 2014 Actions and related expenses by segment and by type incurred and estimated to be incurred through completion.

	2015		2014		Total Incurred to Date	Estimated Total Cost
2014 Actions	Second Quarter	Six Months	Second Quarter	Six Months
Severance and Termination Benefits
Consumer Packaging	$803	$803	$38	$688	$1,653	$1,653
Display and Packaging	—	—	—	—	594	594
Paper and Industrial Converted Products	28	127	2,317	2,582	3,404	3,404
Protective Solutions	44	12	188	188	773	773
Asset Impairment / Disposal of Assets
Consumer Packaging	$—	—	—	—	2,446	2,446
Paper and Industrial Converted Products	—	—	220	693	781	781
Protective Solutions	—	33	—	—	368	368
Other Costs
Consumer Packaging	$44	76	9	20	5,322	5,422
Display and Packaging	22	22	—	—	26	26
Paper and Industrial Converted Products	183	299	(28)	(28)	946	996
Protective Solutions	144	238	185	185	575	625
Total Charges and Adjustments	$1,268	$1,610	$2,929	$4,328	$16,888	$17,088
The following table sets forth the activity in the 2014 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2014 Actions	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity 2015 Year to Date
Liability at December 31, 2014	$859	$—	$463	$1,322
2015 charges	996	33	686	1,715
Adjustments	(54)	—	(51)	(105)
Cash payments	(1,146)	—	(1,082)	(2,228)
Asset write downs/disposals	—	(33)	—	(33)
Foreign currency translation	16	—	(16)	—
Liability at March 29, 2015	$671	$—	$—	$671

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
The Company expects to recognize future pretax charges of approximately $400 associated with 2013 and Earlier Actions.
Below is a summary of expenses/(income) incurred by segment for 2013 and Earlier Actions for the three- and six-month periods ended June 28, 2015 and June 29, 2014.

	2015		2014
2013 & Earlier Actions	Second Quarter	Six Months	Second Quarter	Six Months
Consumer Packaging	$—	$—	$(221)	$(222)
Display and Packaging	(39)	(39)	171	418
Paper and Industrial Converted Products	456	606	782	1,078
Protective Solutions	—	—	10	61
Total Charges and Adjustments	$417	$567	$742	$1,335
The accrual for 2013 and Earlier Actions totaled $1,472 and $1,990 at June 28, 2015 and December 31, 2014, respectively, and is included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. The accrual relates primarily to environmental remediation costs at a former paper mill in the United States and unpaid severance. The Company expects the majority of both the liability and the future costs associated with 2013 and Earlier Actions to be paid by the end of 2015 using cash generated from operations.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 7: Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in the balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the six months ended June 28, 2015 and June 29, 2014:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items (as Restated)	Foreign Currency Items (as Restated)	Accumulated Other Comprehensive Loss (as Restated)
Balance at December 31, 2014	$(5,962)	$(475,286)	$(127,603)	$(608,851)
Other comprehensive income/(loss) before reclassifications	(76)	(8,234)	(59,246)	(67,556)
Amounts reclassified from accumulated other comprehensive loss to net income	1,557	13,382	—	14,939
Amounts reclassified from accumulated other comprehensive loss to fixed assets	(237)	—	—	(237)
Net current-period other comprehensive income/(loss)	1,244	5,148	(59,246)	(52,854)
Balance at June 28, 2015	$(4,718)	$(470,138)	$(186,849)	$(661,705)

Balance at December 31, 2013	$(262)	$(344,622)	$(24,985)	$(369,869)
Other comprehensive income/(loss) before reclassifications	2,194	(622)	1,102	2,674
Amounts reclassified from accumulated other comprehensive loss to net income	(899)	8,139	—	7,240
Amounts reclassified from accumulated other comprehensive loss to fixed assets	14	—	—	14
Net current-period other comprehensive income/(loss)	1,309	7,517	1,102	9,928
Balance at June 29, 2014	$1,047	$(337,105)	$(23,883)	$(359,941)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The following table summarizes the effects on net income of significant amounts classified out of each component of accumulated other comprehensive loss for the three- and six-month periods ended June 28, 2015 and June 29, 2014:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended		Six Months Ended
Details about Accumulated Other Comprehensive Loss Components	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014	Affected Line Item in the Condensed Consolidated Statements of Net Income
Gains and losses on cash flow hedges
Foreign exchange contracts	$(49)	$(911)	$1,253	$(1,910)	Net sales
Foreign exchange contracts	448	249	1,472	2,111	Cost of sales
Commodity contracts	(2,534)	408	(4,957)	1,125	Cost of sales
	(2,135)	(254)	(2,232)	1,326	Total before tax
	649	28	675	(427)	Tax (provision)/benefit
	$(1,486)	$(226)	$(1,557)	$899	Net of tax
Defined benefit pension items
Amortization of defined benefit pension items(a)	$(8,427)	$(4,961)	$(15,872)	$(9,614)	Cost of sales
Amortization of defined benefit pension items(a)	(2,809)	(1,654)	(5,290)	(3,204)	Selling, general and administrative
	(11,236)	(6,615)	(21,162)	(12,818)	Total before tax
	4,127	2,630	7,780	4,679	Tax benefit
	$(7,109)	$(3,985)	$(13,382)	$(8,139)	Net of tax
Total reclassifications for the period	$(8,595)	$(4,211)	$(14,939)	$(7,240)	Net of tax

(a)	See Note 11 for additional details.
At June 28, 2015, the Company had commodity contracts outstanding to fix the costs of certain anticipated purchases of natural gas and aluminum, and foreign currency contracts to hedge certain anticipated foreign currency denominated sales and purchases. The amounts included in accumulated other comprehensive loss related to these cash flow hedges were net losses of $7,784 ($4,718 after tax) at June 28, 2015, and losses of $9,617 ($5,962 after tax) at December 31, 2014.
The cumulative tax benefit on Cash Flow Hedges included in Accumulated Other Comprehensive Loss was $3,066 at June 28, 2015, and $3,655 at December 31, 2014. During the three- and six- month periods ended June 28, 2015, the tax benefit on Cash Flow Hedges changed by $(1,488) and $(589), respectively.
The cumulative tax benefit on Defined Benefit Pension Items was $254,271 at June 28, 2015, and $256,840 at December 31, 2014. During the three- and six-month periods ended June 28, 2015, the tax benefit on Defined Benefit Pension Items changed by $1,084 and $(2,569), respectively.
During the three- and six- month periods ended June 28, 2015, changes in noncontrolling interests included foreign currency translation adjustments of $470 and $(161), respectively.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 8: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill by segment for the six months ended June 28, 2015 is as follows:

	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Goodwill at December 31, 2014	$508,582	$204,629	$243,586	$221,165	$1,177,962
Acquisitions	10,147	—	—	—	10,147
Dispositions	(1,727)	—	—	—	(1,727)
Foreign currency translation	(16,421)	—	(9,029)	—	(25,450)
Goodwill at June 28, 2015	$500,581	$204,629	$234,557	$221,165	$1,160,932
In May 2015, the Company acquired a majority ownership in a flexible packaging business in Brazil. In connection with this acquisition, the Company recognized $10,147 of Goodwill. See Note 4 for additional information. The Company disposed of goodwill totaling $(1,727) in connection with the sale of a portion of the Company's metal ends and closures business, including two production facilities in Canton, Ohio. See Note 6 for additional information.
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
Although no reporting units failed the assessments noted above, in management’s opinion, the reporting units having the greatest risk of future impairment if actual results fall significantly short of expectations are Plastics – Blowmolding, Display and Packaging, and Tubes and Cores/Paper - Brazil. Total goodwill associated with these reporting units was approximately $119,600, $204,600, and $2,800, respectively, at June 28, 2015. A large portion of sales in the Display and Packaging reporting unit is concentrated in one customer. Management expects to retain this business; however, if a significant amount were lost and not replaced, it is possible that a goodwill impairment charge would be incurred.
The restatement of historical financial results for the Company's Display and Packaging business discussed in Note 1 was considered a triggering event resulting in a reassessment of the most recent annual impairment test for the Display and Packaging reporting unit completed in the third quarter of 2014. Accordingly, the Company reperformed the impairment analysis taking into consideration the restated financial data and concluded that goodwill in the Display and Packaging reporting unit was not impaired. There have been no other triggering events identified between the most recent annual impairment test and June 28, 2015.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Other Intangible Assets
A summary of other intangible assets as of June 28, 2015 and December 31, 2014 is as follows:

	June 28, 2015	December 31, 2014
Other Intangible Assets, gross
Patents	$12,954	$13,883
Customer lists	385,962	385,466
Trade names	19,270	19,366
Proprietary technology	17,748	17,786
Land use rights	312	320
Other	1,286	1,309
Other Intangible Assets, gross	$437,532	$438,130
Accumulated Amortization	$(171,836)	$(157,195)
Other Intangible Assets, net	$265,696	$280,935
Other intangible assets are amortized on a straight-line basis over their respective useful lives, which generally range from three to forty years. The Company has no intangible assets with indefinite lives.
The Company recorded $10,671 of identifiable intangible assets in connection with 2015 acquisitions, all of which related to customer lists. These customer lists will be amortized over their expected useful life of 12 years. See Note 4 for additional information. Also during 2015, the Company disposed of customer lists totaling $3,516 in connection with the sale of a portion of its metal ends and closures business, including two production facilities in Canton, Ohio. See Note 6 for additional information.
Aggregate amortization expense was $8,174 and $6,960 for the three months ended June 28, 2015 and June 29, 2014, respectively, and $16,324 and $13,823 for the six months ended June 28, 2015 and June 29, 2014, respectively . Amortization expense on other intangible assets is expected to total approximately $34,100 in 2015, $33,000 in 2016, $32,400 in 2017, $31,700 in 2018 and $30,200 in 2019.

Note 9: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	June 28, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$1,124,580	$1,185,134	$1,200,885	$1,322,795
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
Cash Flow Hedges
At June 28, 2015 and December 31, 2014, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. These contracts, which have maturities ranging from July 2015 to December 2016, qualify as cash flow hedges under U.S. GAAP. To the extent considered effective, the changes in fair value of these contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which the hedged item impacts earnings. The Company has determined all hedges to be highly effective and as a result no material ineffectiveness has been recorded.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Commodity Cash Flow Hedges
The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas and aluminum. At June 28, 2015, natural gas swaps covering approximately 3.6 MMBTUs were outstanding. These contracts represent approximately 82% and 74% of anticipated U.S. and Canadian usage for the remainder of 2015 and 2016, respectively. Additionally, the Company had swap contracts covering 1,899 metric tons of aluminum and 3,740 short tons of OCC, representing approximately 47% and 1% of anticipated usage for the remainder of 2015, respectively. The fair values of the Company’s commodity cash flow hedges netted to loss positions of $(4,575) and $(6,086) at June 28, 2015 and December 31, 2014, respectively. The amount of the loss included in Accumulated Other Comprehensive Loss at June 28, 2015, that is expected to be reclassified to the income statement during the next twelve months is $(4,273).
Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases forecast to occur in 2015. The net positions of these contracts at June 28, 2015 were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	8,799,534
Mexican peso	purchase	194,966
Canadian dollar	purchase	30,562
Russian ruble	purchase	20,422
Turkish lira	purchase	3,568
Euro	purchase	1,800
British pound	purchase	1,688
Polish zloty	purchase	555
New Zealand dollar	sell	(1,673)
Australian dollar	sell	(3,536)
The fair value of these foreign currency cash flow hedges netted to a loss position of $(3,319) at June 28, 2015 and $(3,526) at December 31, 2014, respectively. During the six months ended June 28, 2015, certain foreign currency cash flow hedges related to construction in progress were settled as the related capital expenditures were made. Gains from these hedges totaling $237 were reclassified from accumulated other comprehensive loss and included in the carrying value of the assets acquired. During the next twelve months, a loss of $(3,271) is expected to be reclassified from Accumulated Other Comprehensive Loss to the income statement.
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
The net positions of these contracts at June 28, 2015, were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	23,376,148
Euro	purchase	5,017
British pound	sell	(7,000)
Canadian dollar	sell	(14,884)
Mexican peso	sell	(15,988)
The fair value of the Company’s other derivatives was $(750) and $(1,098) at June 28, 2015 and December 31, 2014, respectively.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

 The following table sets forth the location and fair values of the Company’s derivative instruments at June 28, 2015 and December 31, 2014:

Description	Balance Sheet Location	June 28, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Commodity Contracts	Accrued expenses and other	$(4,297)	$(5,808)
Commodity Contracts	Other liabilities	$(278)	$(278)
Foreign Exchange Contracts	Prepaid expenses	$925	$574
Foreign Exchange Contracts	Accrued expenses and other	$(4,244)	$(4,100)
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Prepaid expenses	$26	$68
Foreign Exchange Contracts	Accrued expenses and other	$(776)	$(1,166)
While certain of the Company’s derivative contract arrangements with its counterparties provide for the ability to settle contracts on a net basis, the Company reports its derivative positions on a gross basis. There are no collateral arrangements or requirements in these agreements.

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships:
Three months ended June 28, 2015
Foreign Exchange Contracts	$3,044	Net sales	$(49)	Net sales	$—
		Cost of sales	$448
Commodity Contracts	$(1,242)	Cost of sales	$(2,534)	Cost of sales	$70
Three months ended June 29, 2014
Foreign Exchange Contracts	$1,251	Net sales	$(911)	Net sales	$—
		Cost of sales	$249
Commodity Contracts	$93	Cost of sales	$408	Cost of sales	$(24)

Description	Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Derivatives not Designated as Hedging Instruments:
Three months ended June 28, 2015
Foreign Exchange Contracts	Cost of sales	$416
	Selling, general and administrative	$6
Three months ended June 29, 2014
Foreign Exchange Contracts	Cost of sales	$(473)
	Selling, general and administrative	$97

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the six months ended June 28, 2015 and June 29, 2014:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships:
Six months ended June 28, 2015
Foreign Exchange Contracts	$3,190	Net sales	$1,253	Net sales	$—
		Cost of sales	$1,472
Commodity Contracts	$(3,352)	Cost of sales	$(4,957)	Cost of sales	$110
Six months ended June 29, 2014
Foreign Exchange Contracts	$475	Net sales	$(1,910)	Net sales	$—
		Cost of sales	$2,111
Commodity Contracts	$2,769	Cost of sales	$1,125	Cost of sales	$(44)

Description	Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Derivatives not Designated as Hedging Instruments:
Six months ended June 28, 2015
Foreign Exchange Contracts	Cost of sales	$371
	Selling, general and administrative	$14
Six months ended June 29, 2014
Foreign Exchange Contracts	Cost of sales	$(436)
	Selling, general and administrative	$153

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

The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	June 28, 2015	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(4,575)	$—	$(4,575)	$—
Foreign exchange contracts	(3,319)	—	(3,319)	—
Non-hedge derivatives, net:
Foreign exchange contracts	(750)	—	(750)	—
Deferred compensation plan assets	967	967	—	—

Description	December 31, 2014	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(6,086)	$—	$(6,086)	$—
Foreign exchange contracts	(3,526)	—	(3,526)	—
Non-hedge derivatives, net:
Foreign exchange contracts	(1,098)	—	(1,098)	—
Deferred compensation plan assets	944	944	—	—
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
The Company does not currently have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company’s financial assets or liabilities is measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the three- and six-month periods ended June 28, 2015.

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
The components of net periodic benefit cost include the following:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Retirement Plans
Service cost	$6,088	$5,625	$11,341	$10,792
Interest cost	17,829	18,411	34,762	36,308
Expected return on plan assets	(23,527)	(23,299)	(46,253)	(46,052)
Amortization of net transition obligation	41	102	81	201
Amortization of prior service cost	187	166	367	329
Amortization of net actuarial loss	11,105	6,794	20,833	13,096
Net periodic benefit cost	$11,723	$7,799	$21,131	$14,674
Retiree Health and Life Insurance Plans
Service cost	$206	$185	$384	$358
Interest cost	225	253	447	510
Expected return on plan assets	(414)	(402)	(807)	(789)
Amortization of prior service credit	(26)	(344)	(51)	(681)
Amortization of net actuarial loss	(63)	(103)	(68)	(127)
Net periodic benefit income	$(72)	$(411)	$(95)	$(729)

The Company made aggregate contributions of $12,253 and $41,543 to its defined benefit retirement and retiree health and life insurance plans during the six months ended June 28, 2015 and June 29, 2014, respectively. The Company anticipates that it will make additional aggregate contributions of approximately $11,000 to its defined benefit retirement and retiree health and life insurance plans over the remainder of 2015.

Sonoco Investment and Retirement Plan (SIRP)
The Company recognized SIRP expense totaling $3,302 and $2,930 for the quarters ended June 28, 2015 and June 29, 2014, respectively, and $6,929 and $5,486 for the six-month periods ended June 28, 2015 and June 29, 2014, respectively. Contributions to the SIRP, funded annually in the first quarter, totaled $12,865 during the six months ended June 28, 2015, and $12,049 during the six months ended June 29, 2014. No additional SIRP contributions are expected during the remainder of 2015.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 12: Income Taxes
The Company’s effective tax rate for the three- and six-month periods ending June 28, 2015, was 28.1% and 25.6%, respectively, and its effective tax rate for the three- and six-month periods ended June 29, 2014, was 34.2% and 33.0%, respectively. The rates for both years were favorable to the U.S. statutory rate due primarily to the favorable effect of certain international operations that are subject to tax rates generally lower than the U.S. rate and the favorable effect of the manufacturer’s deduction on U.S. taxes. The effective tax rate for the three-month period ended June 28, 2015 was further reduced by the release of valuation allowance against tax loss carryforwards in Spain, while the effective tax rate for the six-month period ended June 28, 2015 was also reduced by the recognition of beneficial tax attributes associated with the disposition of the Company's Canton, Ohio metal ends and closures facilities.
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
The Company’s total liability for uncertain tax benefits has not changed significantly since December 31, 2014. The Company has $2,400 of reserves for uncertain tax benefits for which it believes it is reasonably possible that a resolution may be reached within the next twelve months. The Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental. Management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis. The Company has operations and pays taxes in many countries outside of the U.S. and taxes on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that loss of those benefits would have a material effect on the Company’s tax rate.

Note 13: Segment Reporting
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
The following table sets forth net sales, intersegment sales and operating profit for the Company’s reportable segments. “Segment operating profit” is defined as the segment’s portion of “Income before interest and income taxes” excluding restructuring charges, asset impairment charges, acquisition-related costs, and certain other items, if any, the exclusion of which the Company believes improves comparability and analysis of the financial performance of the business. General corporate expenses have been allocated as operating costs to each of the Company’s reportable segments. "Other, net" for the six months ended June 28, 2015, is largely composed of a $32,543 reversal of environmental liability reserves related to Fox River.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

SEGMENT FINANCIAL INFORMATION

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
		(as Restated)		(as Restated)
Net sales:
Consumer Packaging	$531,114	$473,666	$1,050,991	$938,591
Display and Packaging	141,604	162,751	287,389	320,179
Paper and Industrial Converted Products	448,876	490,016	871,187	945,626
Protective Solutions	126,996	121,183	245,075	233,252
Consolidated	$1,248,590	$1,247,616	$2,454,642	$2,437,648
Intersegment sales:
Consumer Packaging	$1,321	$875	$3,001	$1,908
Display and Packaging	451	397	848	780
Paper and Industrial Converted Products	25,038	26,653	52,589	52,998
Protective Solutions	457	820	1,065	1,386
Consolidated	$27,267	$28,745	$57,503	$57,072
Income before interest and income taxes:
Segment operating profit:
Consumer Packaging	$57,530	$42,831	$111,558	$91,014
Display and Packaging	1,035	4,727	1,873	7,542
Paper and Industrial Converted Products	38,963	46,543	66,760	76,293
Protective Solutions	13,604	9,640	23,289	14,927
Restructuring/Asset impairment charges	(10,445)	(3,671)	(10,086)	(5,663)
Other, net	(1,703)	(1,246)	29,674	(1,270)
Consolidated	$98,984	$98,824	$223,068	$182,843

Note 14: Commitments and Contingencies
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
The finalization of the settlement leaves intact a claim by Appvion, Inc., under Section 107 of CERCLA against eight defendants, including U.S. Mills, to recover response costs allegedly incurred by Appvion consistent with the national contingency plan for responding to release or threatened release of hazardous substances into the lower Fox River. The claim is asserted for approximately $200,000. Although the Company believes that the maximum amount for which the defendants could be liable is substantially less, the court has not yet ruled on the issue.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

At December 31, 2014, U.S. Mills had reserves totaling $37,775 for potential liabilities associated with the lower Fox River. During the quarter ending March 29, 2015, U.S. Mills spent a total of $232 on legal fees related to Fox River. As a result of the settlement becoming final, the Company reversed $32,543 of the reserves, leaving a total of $5,000 reserved at March 29, 2015 for remaining potential liabilities associated with the lower Fox River. The reversal of these reserves resulted in reductions of "Selling, general and administrative expenses" and "Accrued expenses and other" in the Company's Condensed Consolidated Financial Statements in the first quarter of 2015.
Through June 28, 2015, the Company has spent approximately $488 on legal costs related to the remaining Appvion claim, leaving a reserve of $4,512 remaining at June 28, 2015. The actual costs that may be incurred associated with the Appvion claim are dependent upon many factors and it is possible that costs could ultimately be higher than the amount provided for in the remaining reserve. Because of the continuing uncertainties surrounding U.S. Mills' possible liability, including a potentially favorable resolution, the Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts reserved, and an adverse resolution of these matters could have an adverse effect on the Company's financial position, results of operations and/or cash flows. The Company believes that the maximum additional exposure to its consolidated financial position beyond the amount reserved at June 28, 2015 is limited to the equity position of U.S. Mills, which was approximately $123,000 at June 28, 2015.
Tegrant
On November 8, 2011, the Company completed the acquisition of Tegrant. During its due diligence, the Company identified several potential environmentally contaminated sites. The total remediation cost of these sites was estimated to be $18,850 at the time of acquisition and an accrual in this amount was recorded on Tegrant’s opening balance sheet. Since the acquisition, the Company has spent a total of $649 on remediation of these sites. During 2014, the Company increased its reserves for these sites by $324 in order to reflect its best estimate of what it is likely to pay in order to complete the remediation. At June 28, 2015 and December 31, 2014, the Company's accrual for Tegrant's environmental contingencies totaled $18,525 and $18,635, respectively. The Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts accrued with respect to this exposure. However, the Company does not believe that the resolution of this matter has a reasonable possibility of having a material adverse effect on the Company's financial statements.
Village of Rockton
On September 15, 2014, the Village of Rockton, Illinois instituted 81 actions against the Company in the Circuit Court for the Seventeenth Judicial Circuit, Winnebago, Illinois. Each action seeks to assess penalties of up to $0.75 per day since December 2, 2007 for violations of one of three sections of the Municipal Code that: (a) require lots or premises to be maintained in a safe and sanitary condition at all times; (b) make it unlawful for any substance which shall be dangerous or detrimental to health to be allowed to exist in connection with any business, be used therein or used in any work or labor carried on in the Village and prohibit any health menace be permitted to exist in connection with business or in connection with any such work or labor; and (c) make it unlawful for any ashes, rubbish, tin cans and all combustibles to be deposited or dumped upon any lot or land in the Village, and require that they be deposited or dumped in the area set aside for that purpose. The actions relate to a paper plant in the Village closed by the Company in 2008 that the Company is in the process of remediating through the Illinois Environmental Protection Agency’s “brownfields” program. The Company has removed the cases to the United States District Court for the Northern District of Illinois and plans to vigorously defend its interests while continuing to participate in the “brownfields” program. The Company cannot currently estimate its potential liability, damages or range of potential loss, if any, with respect to this exposure.
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
Summary
As of June 28, 2015 and December 31, 2014, the Company (and its subsidiaries) had accrued $25,770 and $59,253, respectively, related to environmental contingencies. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets.

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

Report of Independent Registered Public Accounting Firm
To the Shareholders and Directors of Sonoco Products Company:
We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company and its subsidiaries as of June 28, 2015, and the related condensed consolidated statements of income and comprehensive income for the three and six-month periods ended June 28, 2015 and June 29, 2014 and the condensed consolidated statement of cash flows for the six-month periods ended June 28, 2015 and June 29, 2014. These interim financial statements are the responsibility of the Company’s management.
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
As discussed in Note 1 to the accompanying condensed consolidated financial statements, the Company has restated its condensed consolidated financial statements as of June 29, 2014 and for the three and six-month periods then ended to correct misstatements.
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2014, and the related consolidated statements of income, of comprehensive income, of changes in total equity, and of cash flows for the year then ended (not presented herein), and in our report dated March 2, 2015, except for the effects on the consolidated financial statements of the restatement described in Note 2, the goodwill measurement period adjustment described in Note 4, and the matter described in the second paragraph of Management's Report on Internal Control over Financial Reporting, as to which the date is August 25, 2015, we expressed an unqualified opinion on those consolidated financial statements (with an explanatory paragraph indicating that the Company has restated its 2014, 2013 and 2012 annual financial statements). In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2014, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
August 25, 2015

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

More information about the risks, uncertainties and assumptions that may cause actual results to differ materially from those expressed or forecasted in forward-looking statements is provided in the Company's amended Annual Report on Form 10-K/A under Item 1A - "Risk Factors" and throughout other sections of that report and in other reports filed with the Securities and Exchange Commission. In light of these various risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.
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
In July 2015, the Company discovered that certain prior-period amounts had been misstated at a contract packaging center in Irapuato, Mexico, part of the Company's Display and Packaging segment. These misstatements affected the reported revenues and operating profits, as well as certain balance sheet line item amounts, from 2012 through the first quarter of 2015. Promptly upon discovering the misstatement of the prior-period amounts, the Audit Committee engaged an international independent registered public accounting firm and an independent international law firm to conduct a forensic investigation of the events leading to the misstatements, including any ineffectiveness of internal controls over financial reporting. The Audit Committee has been advised by this accounting firm that, after consultation with the independent law firm, the accounting firm is satisfied that the corrected prior-period operating results reported in this Form 10-Q properly reflect such results, and that the changes in internal control over financial reporting disclosed in Part I - Item 4 of this Form 10-Q properly address the deficiencies in internal controls that resulted in the misstatement.
Prior-period amounts presented herein have been restated to properly reflect the corrected operating results of the Irapuato contract packaging center and to reflect in the proper period previously disclosed out-of-period adjustments made during 2014. See Note 1 for further details.
Second Quarter 2015 Compared with Second Quarter 2014
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

	For the three months ended June 28, 2015
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments (1)	Base
Income before interest and income taxes	$98,984	$10,445	$1,703	$111,132
Interest expense, net	13,601	—	—	13,601
Income before income taxes	85,383	10,445	1,703	97,531
Provision for income taxes	24,023	3,683	3,282	30,988
Income before equity in earnings of affiliates	61,360	6,762	(1,579)	66,543
Equity in earnings of affiliates, net of tax	3,269	—	—	3,269
Net income	64,629	6,762	(1,579)	69,812
Net (income) attributable to noncontrolling interests	(250)	(55)	—	(305)
Net income/(loss) attributable to Sonoco	$64,379	$6,707	$(1,579)	$69,507
Per diluted common share	$0.63	$0.07	$(0.02)	$0.68

(1) Consists primarily of acquisition-related costs and an income tax gain from the release of a valuation allowance against tax loss carryforwards in Spain.

SONOCO PRODUCTS COMPANY

	For the three months ended June 29, 2014
Dollars in thousands, except per share data	GAAP (as Restated)	Restructuring/ Asset Impairment	Other Adjustments (1)	Base (as Restated)
Income before interest and income taxes	$98,824	$3,671	$1,246	$103,741
Interest expense, net	13,135	—	—	13,135
Income before income taxes	85,689	3,671	1,246	90,606
Provision for income taxes	29,271	977	46	30,294
Income before equity in earnings of affiliates	56,418	2,694	1,200	60,312
Equity in earnings of affiliates, net of tax	3,126	—	—	3,126
Net income	59,544	2,694	1,200	63,438
Net (income) attributable to noncontrolling interests	(125)	(13)	—	(138)
Net income attributable to Sonoco	$59,419	$2,681	$1,200	$63,300
Per diluted common share	$0.57	$0.03	$0.01	$0.61

(1) Consists primarily of acquisition-related costs and non-base income tax charges.
RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended June 28, 2015 versus the three months ended June 29, 2014.
OVERVIEW
Net sales for the second quarter of 2015 were $1,249 million, compared with $1,248 million in the same period last year. This 0.1% increase was driven by sales from businesses acquired during the past twelve months and a modest improvement in overall volume. These benefits were largely offset by the translation impact of changes in foreign exchange rates relative to the U.S. dollar.

Net income attributable to Sonoco for the second quarter of 2015 was $64.4 million, compared to $59.4 million reported for the same period of 2014. Current quarter results include after-tax restructuring and asset impairment charges of $6.7 million, and a net after-tax gain from other adjustments of $1.6 million. These other adjustments consisted primarily of acquisition-related costs and a $3.2 million income tax gain resulting from the release of a valuation allowance against tax loss carryforwards in Spain. Results for the prior year quarter include after-tax restructuring and asset impairment charges and after-tax acquisition charges of $2.7 million and $1.2 million, respectively. Base net income attributable to Sonoco (base earnings) was $69.5 million ($0.68 per diluted share) in the second quarter of 2015 versus $63.3 million ($0.61 per diluted share) in 2014.

Strong performances in the Consumer Packaging and Protective Solutions segments, partially offset by lower results in the Paper and Industrial Converted Products and Display and Packaging segments, helped drive an 11.5% improvement in base earnings per share over the prior year quarter. Overall, the current quarter benefited from a favorable price/cost relationship, modest improvements in manufacturing productivity and the impact of prior year acquisitions. Partially offsetting these gains were higher pension expense and labor, maintenance and other operating costs. Despite only modest volume growth quarter over quarter, the current quarter earnings reflect a 90 basis point increase in the Company's overall gross profit margin due to the favorable price/cost relationship and improved productivity.

SONOCO PRODUCTS COMPANY

OPERATING REVENUE
Net sales for the second quarter of 2015 increased $1 million over the prior year period.
The components of the sales change were:

($ in millions)
Volume/mix	$17
Selling prices	(18)
Acquisitions and Divestitures	65
Foreign currency translation and other, net	(63)

Total sales increase	$1

COSTS AND EXPENSES
A positive price/cost relationship (the relationship of the change in sales prices to the change in costs of materials, energy and freight) and productivity improvements benefited gross margin, but were partially offset by higher pension, maintenance, labor, and other costs. Acquisitions, net of divestitures, added approximately $54 million to cost of goods sold compared to the prior year year quarter, which was offset by the translation impact of a stronger dollar. Gross profit margin percentage, which was 19.2% this quarter, would have been 19.5% absent acquisitions, compared to 18.4% in the prior year quarter.
Second-quarter selling, general and administrative ("SG&A") costs increased $4.4 million, or 3.5%, from the prior year. Excluding the impact of acquisitions, SG&A costs would have been down $2.4 million, or 1.9%. The decrease absent acquisitions is primarily attributable to the first quarter 2015 sale of two metal ends plants. Higher pension expense, normal labor rate increases and general inflation were more than offset by the translation impact of a stronger U.S. dollar.
Current quarter restructuring and restructuring-related asset impairment charges totaled $10.4 million compared with $3.7 million in the same period last year. The increase reflects the costs associated with the Company's ongoing organizational effectiveness efforts, which were announced late last year. Additional information regarding restructuring and asset impairment charges is provided in Note 6 to the Company’s Condensed Consolidated Financial Statements.
Net interest expense for the second quarter increased to $13.6 million, compared with $13.1 million during the second quarter of 2014. The increase was due to higher average debt levels, primarily resulting from the Company's acquisition of Weidenhammer in November 2014.
The effective tax rate on GAAP and base earnings in the second quarter of 2015 was 28.1% and 31.8%, respectively, compared with 34.2% and 33.4%, respectively, for last year's second quarter. The effective tax rate on base earnings was lower than in the prior year’s quarter primarily due to a change in the US federal manufacturing deduction, offset by a less favorable distribution of earnings between high and low-tax jurisdictions.  The second quarter effective tax rate on GAAP earnings was lower year over year due primarily to release of a valuation allowance against tax loss carryforwards in Spain.

SONOCO PRODUCTS COMPANY

REPORTABLE SEGMENTS
The following table recaps net sales for the second quarters of 2015 and 2014 ($ in thousands):

	Three Months Ended
	June 28, 2015	June 29, 2014
		(as Restated)	% Change
Net sales:
Consumer Packaging	$531,114	$473,666	12.1%
Display and Packaging	141,604	162,751	(13.0)%
Paper and Industrial Converted Products	448,876	490,016	(8.4)%
Protective Solutions	126,996	121,183	4.8%
Consolidated	$1,248,590	$1,247,616	0.1%
Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Three Months Ended
	June 28, 2015	June 29, 2014
		(as Restated)	% Change
Income before interest and income taxes:
Segment operating profit
Consumer Packaging	$57,530	$42,831	34.3%
Display and Packaging	1,035	4,727	(78.1)%
Paper and Industrial Converted Products	38,963	46,543	(16.3)%
Protective Solutions	13,604	9,640	41.1%
Restructuring/Asset impairment charges	(10,445)	(3,671)	184.5%
Other, net	(1,703)	(1,246)
Consolidated	$98,984	$98,824	0.2%

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the second quarters of 2015 and 2014 ($ in thousands):

	Three Months Ended
	June 28, 2015	June 29, 2014
Restructuring/Asset impairment charges:
Consumer Packaging	$6,035	$(175)
Display and Packaging	203	171
Paper and Industrial Converted Products	2,976	3,292
Protective Solutions	187	383
Corporate	1,044	—
Total	$10,445	$3,671
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
Segment sales during the quarter were up $57 million due primarily to the Weidenhammer and Graffo acquisitions and higher volumes in rigid paper containers (both North America and Europe), flexible packaging, and the Company's global plastics business. These positive factors were partially offset by the loss of sales from two metal ends plants divested in the first quarter of 2015, lower selling prices in the plastics businesses, and the negative effect of a stronger U.S. dollar on foreign currency translation.
Segment operating profit increased 34.3%, driven by the acquisitions of Weidenhammer and Graffo, a positive price/cost relationship, productivity improvements, particularly in flexible packaging, and volume growth in almost every Consumer Packaging business. These gains were partially offset by a negative mix in composite cans and higher pension, labor and other costs.

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
Reported sales for the quarter were down 13.0% year over year mostly due to the negative impact of foreign currency translation. Excluding this impact, sales would have shown a decrease of approximately 2% driven by volume declines in the retail packaging business and the previously announced closure of a contract packaging facility in the United States at the end of 2014.
Operating profits declined 78.1% from the prior-year quarter due to a significant unfavorable mix of sales that resulted from the loss of higher margin business in the United States which was largely replaced with additional sales in the segment's international operations, but at much lower margins. Also contributing to the decline was the previously announced closure of a contract packaging facility in the U.S. at the end of 2014 and the translation effect of the strengthening U.S. dollar, which lowered operating profits approximately 18% in 2015 compared with the same period last year.
Paper and Industrial Converted Products
The Paper and Industrial Converted Products segment includes the following products: paperboard tubes and cores; fiber-based construction tubes and forms; wooden, metal and composite wire and cable reels and spools; and recycled paperboard, linerboard, corrugating medium, recovered paper and material recycling services.
Segment sales were down 8.4% due to the negative impact of foreign currency translation, lower global volume, and reduced selling prices stemming from lower recovered fiber prices.
Operating profits declined 16.3% year over year as meager productivity improvements were negated by lower global volume, general cost inflation, increased pension expense and the negative impact of foreign currency translation. While the segment experienced a slightly positive price/cost relationship overall, lower market prices for recovered fiber, plastics and metals had a negative impact on the Company’s recycling operations.
Protective Solutions
The Protective Solutions segment includes the following products: custom-engineered, paperboard-based and expanded foam protective packaging and components; and temperature-assured packaging.
Segment sales were up 4.8% for the quarter primarily due to improved volume in temperature-assured packaging, molded foam automotive components and paper-based protective packaging.
Operating profits increased 41.1% due to volume gains, a strong positive price/cost relationship and manufacturing productivity improvements, partially offset by higher labor and other operating costs.

SONOCO PRODUCTS COMPANY

Six Months Ended June 28, 2015 Compared with Six Months Ended June 29, 2014

RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for each of the periods presented.

	For the six months ended June 28, 2015
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment (1)	Other Adjustments (2)	Base
Income before interest and income taxes	$223,068	$10,086	$(29,674)	$203,480
Interest expense, net	26,822	—	—	26,822
Income before income taxes	196,246	10,086	(29,674)	176,658
Provision for income taxes	50,244	15,276	(9,232)	56,288
Income before equity in earnings of affiliates	146,002	(5,190)	(20,442)	120,370
Equity in earnings of affiliates, net of tax	4,315	—	—	4,315
Net income	150,317	(5,190)	(20,442)	124,685
Net (income) attributable to noncontrolling interests	(158)	(70)	—	(228)
Net income attributable to Sonoco	$150,159	$(5,260)	$(20,442)	$124,457
Per diluted common share	$1.47	$(0.05)	$(0.20)	$1.22

(1) Included in 2015 Restructuring/Asset impairment charges are disposal and income tax gains related to the sale of a portion of the Company's metal ends and closures business.
(2) Consists primarily of acquisition-related costs, a gain from the release of reserves related to the partial settlement of the Fox River environmental claims, and an income tax gain from the release of a valuation allowance against tax loss carryforwards in Spain.

	For the six months ended June 29, 2014
Dollars in thousands, except per share data	GAAP (as Restated)	Restructuring/ Asset Impairment	Other Adjustments (1)	Base (as Restated)
Income before interest and income taxes	$182,843	$5,663	$1,270	$189,776
Interest expense, net	25,778	—	—	25,778
Income before income taxes	157,065	5,663	1,270	163,998
Provision for income taxes	51,782	1,388	55	53,225
Income before equity in earnings of affiliates	105,283	4,275	1,215	110,773
Equity in earnings of affiliates, net of tax	4,602	—	—	4,602
Net income	109,885	4,275	1,215	115,375
Net (income) attributable to noncontrolling interests	(48)	(15)	—	(63)
Net income attributable to Sonoco	$109,837	$4,260	$1,215	$115,312
Per diluted common share	$1.06	$0.04	$0.01	$1.11

(1) Consists primarily of acquisition-related costs and non-base income tax charges.

SONOCO PRODUCTS COMPANY

RESULTS OF OPERATIONS
The following discussion provides a review of results for the six months ended June 28, 2015 versus the six months ended June 29, 2014.
OVERVIEW
Net sales for the first half of 2015 were $2,455 million, compared with $2,438 million in the same period last year. This 0.7% increase was the result of higher year-over-year sales from business acquisitions, primarily Weidenhammer and Graffo, and modest volume growth. These increases were partially offset by the negative effect of foreign currency translation from the strengthening U.S. dollar and lower contractual selling prices where pricing is tied to the market price of certain commodities, most notably old corrugated containers.
Net income attributable to Sonoco for the first half of 2015 was $150.2 million, compared to $109.8 million reported for the same period of 2014. Results for 2015 include after-tax restructuring and other non-base items netting to a $25.7 million gain. This gain consists of the after-tax benefit of the first quarter reversal of Fox River environmental reserves of $19.9 million, a gain from the sale of two metal ends plants of $16.8 million, and a $3.2 million income tax gain resulting from the release of a valuation allowance against tax loss carryforwards in Spain. These gains were partially offset by after-tax charges of $11.6 million related to restructuring actions and $3.6 million of other non-base charges, primarily acquisition-related expenses. Results for 2014 include non-base after-tax charges of $5.5 million, consisting primarily of costs associated with restructuring activities and acquisition-related costs of $4.3 million and $1.2 million, respectively. Base net income attributable to Sonoco (base earnings) in the first half of 2015 was $124.5 million ($1.22 per diluted share) versus $115.3 million ($1.11 per diluted share) in 2014.

The first half of 2015 saw solid productivity improvements over 2014, most of which occurred in the first quarter as the winter weather of 2015 did not adversely affect our production facilities or customers to the extent that the winter weather of 2014 did. Despite only modest volume growth year over year, 2015 first-half earnings benefited from a 77 basis point increase in the Company's overall gross profit margin percentage due to a positive price/cost relationship.
OPERATING REVENUE
Net sales for the first six months of 2015 increased $17 million over the same period last year. The components of the sales change were:

($ in millions)
Volume/mix	$27
Selling prices	(28)
Acquisitions	135
Foreign currency translation and other, net	(117)

Total sales increase	$17

COSTS AND EXPENSES
Despite a small increase in sales, cost of sales was slightly lower year over year as the net increase from acquisitions and divestitures was more than offset by foreign currency exchange rate changes and lower raw materials prices. A positive price/cost relationship and productivity improvements benefited gross margin, but were partially offset by higher pension, maintenance, labor, and other costs.
First-half selling, general and administrative costs decreased $22.7 million, or 9.1%. Excluding the impact of acquisitions, SG&A costs would have been down $37.5 million, or 15.1%. However, 2015 selling, general, and administrative costs benefited from the $32.5 million release of environmental reserves related to the Fox River lawsuit, see Note 14. Additionally, 2015 selling, general, and administrative costs include $3.4 million more in acquisition related and other one-time charges than the previous year. Absent these items and the impact of acquisitions and divestitures, SG&A costs would have been down $1.6 million, or just 0.6%, reflecting lower management incentives and the impact of foreign currency translation partially offset by higher pension expense and normal labor rate increases.

SONOCO PRODUCTS COMPANY

Restructuring and restructuring-related asset impairment charges totaled $10.1 million in the first half of 2015 compared with $5.7 million last year. Additional information regarding restructuring actions and impairments is provided in Note 6 to the Company’s Condensed Consolidated Financial Statements.
Net interest expense for the first half of 2015 increased to $26.8 million, compared with $25.8 million during the same period in 2014. The increase was due to higher average debt levels, primarily resulting from the Company's acquisition of Weidenhammer in November 2014.
The effective tax rate on GAAP and base earnings for the first half of 2015 was 25.6% and 31.9%, respectively, compared with a 33.0% and 32.5%, respectively, in the prior year period. The GAAP rate for the current year period was less than the prior year period due primarily to the release of a valuation allowance against tax loss carry forwards in Spain and the recognition of beneficial tax attributes associated with the sale of the two metal ends and closures plants.
REPORTABLE SEGMENTS
The following table recaps net sales for the first six months of 2015 and 2014 ($ in thousands):

	Six Months Ended
	June 28, 2015	June 29, 2014
		(as Restated)	% Change
Net sales:
Consumer Packaging	$1,050,991	$938,591	12.0%
Display and Packaging	287,389	320,179	(10.2)%
Paper and Industrial Converted Products	871,187	945,626	(7.9)%
Protective Solutions	245,075	233,252	5.1%
Consolidated	$2,454,642	$2,437,648	0.7%
Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Six Months Ended
	June 28, 2015	June 29, 2014
		(as Restated)	% Change
Income before interest and income taxes:
Segment operating profit
Consumer Packaging	$111,558	$91,014	22.6%
Display and Packaging	1,873	7,542	(75.2)%
Paper and Industrial Converted Products	66,760	76,293	(12.5)%
Protective Solutions	23,289	14,927	56.0%
Restructuring/Asset impairment charges	(10,086)	(5,663)	78.1%
Other, net	29,674	(1,270)	(2,436.5)%
Consolidated	$223,068	$182,843	22.0%

SONOCO PRODUCTS COMPANY

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the first six months of 2015 and 2014 ($ in thousands):

	Six Months Ended
	June 28, 2015	June 29, 2014
Restructuring/Asset impairment charges:
Consumer Packaging	$1,012	$485
Display and Packaging	203	418
Paper and Industrial Converted Products	6,378	4,326
Protective Solutions	283	434
Corporate	2,210	—
Total	$10,086	$5,663
Consumer Packaging
Year-to-date segment sales were up 12% as the Weidenhammer and Graffo acquisitions along with volume increases, particularly in flexible packaging and blow-molded plastics, more than offset the impact of foreign currency translation and the divestiture of two metal ends businesses in the first quarter of 2015.
Segment operating profit in the first half of 2015 increased 22.6% over the same period last year due largely to the Weidenhammer and Graffo acquisitions, strong manufacturing productivity, a favorable price/cost relationship, and volume increases in the Company's plastics and flexible packaging businesses. These favorable factors were partially offset by an unfavorable mix of sales in our global rigid paper containers business, the unfavorable effect of foreign currency translation, and higher pension, labor and other costs.

Display and Packaging
Sales in the first half of 2015 declined 10.2% to $287.4 million, compared with $320.2 million in 2014, due to the negative impact on foreign currency translation from the strengthening U.S. dollar. Absent the effect of foreign currency translation, sales were essentially flat year over year as volume growth in the international point-of-purchase display and contract packaging businesses were mostly offset by volume declines in retail packaging and the previously announced closure of a U.S. packaging facility.
Operating profit declined to $1.9 million from $7.5 million in last year’s period due to a significant unfavorable mix of sales that resulted from the loss of higher margin business in the United States which was largely replaced with additional sales in the segment's international operations, but at much lower margins. Also contributing to the decline was the previously announced closure of a contract packaging facility in the U.S. at the end of 2014 and the translation effect of the strengthening U.S. dollar, which lowered operating profits approximately 20% year over year.
Paper and Industrial Converted Products
Sales in the first half of 2015 were 7.9% lower than in the same period last year, primarily due to the negative impact of foreign currency translation, along with volume declines throughout most businesses and lower selling prices due to contract pricing based on the market price of raw materials. These negative factors were partially offset by favorable changes in the mix of business and the year-over-year impact of the Dalton Paper Tube acquisition.
Operating profits decreased 12.5% year over year as a positive price/cost relationship and productivity improvements were more than offset by higher pension expense, lower volume and higher maintenance, labor and other costs.
Protective Solutions
The 5.1% increase in segment sales in the first half of 2015 was due to higher volume in temperature-assured packaging, molded foam automotive components and paper-based protective packaging, partially reduced by the negative impact of foreign currency translation from a strengthening U.S. dollar.
Operating profits in the first half of 2015 increased 56.0% due primarily to a favorable price/cost relationship, higher volume and manufacturing productivity. These favorable factors were partially offset by higher pension, labor and other costs.

SONOCO PRODUCTS COMPANY

OTHER ITEMS
Critical Accounting Policies and Estimates

Goodwill Impairment Evaluation
The restatement of historical results for the Display and Packaging reporting unit from 2012 through the first quarter 2015 was considered a triggering event. Accordingly, the Company reperformed the impairment analysis for the goodwill of that unit as of June 28, 2015, taking into consideration the restated financial data, and concluded that there was no indication of impairment. When the Company completed its most recent annual goodwill impairment testing during the third quarter of 2014, expectations of future results were based on an inaccurate measure of the reporting unit's performance at that time due to the misstatement of operating results at the reporting unit's Irapuato, Mexico, packaging service operation. Despite the impact of the resulting restatements to the assumptions regarding future performance used to estimate the fair value of the Display and Packaging reporting unit at June 28, 2015, the revised estimated fair value exceeded the unit's carrying value by approximately 19%.
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
Management expects that the Display and Packaging reporting unit will experience price pressure and customer turnover during the next 12 to 24 months which, in turn, could pressure profit margins. However, management expects that new business, partially driven by synergies between retail packaging manufacturing and packaging services, and productivity gains will more than offset those negative factors. In addition, a large portion of sales in this unit is concentrated in one customer. The contract for a large portion of this business is currently up for renewal. Management expects to retain this business; however, if a significant amount of business is lost and not replaced, or the expected synergies and productivity gains are not realized, it is possible that a goodwill impairment charge may be incurred. Total goodwill associated with this reporting unit was approximately $205 million at June 28, 2015.

Financial Position, Liquidity and Capital Resources

Cash flows provided by operations totaled $173.1 million in the first six months of 2015 compared with $105.5 million during the same period last year, an increase of $64.7 million. The year-over-year increase in net income of $40.4 million included a $32.5 million pre-tax non-cash benefit, $19.9 million after-tax, from the reversal of Fox River environmental reserves. In addition, net income in 2015 included a pre-tax gain of $7.2 million from the sale of two metal ends and closures plants and a $9.2 million net tax benefit related to the sale. Non-cash depreciation and amortization charges were $8.5 million higher year over year due primarily to the October 2014 acquisition of Weidenhammer. Lower year-over-year contributions to the Company's pension and postretirement plans, combined with higher non-cash pension and postretirement plan expense, increased operating cash flow by a total of $37.0 million in the first six months of 2015 from the same period last year. Trade accounts receivable increased in both the current and prior year six-month periods, reflecting higher levels of business activity from their respective prior year ends; however, the magnitude of the increase was not as great in 2015, resulting in the year-over-year use of cash being $51.0 million lower in 2015. Changes in inventories used $18.0 million of cash in the first six months of 2015 compared to using $10.7 million in the first six months of 2014. Inventory levels typically increase during the first six months of the year following a normal seasonal slowdown at year end. The increase was not as great in the 2014 period because there had been a build up of certain raw

SONOCO PRODUCTS COMPANY

materials late in 2013 in anticipation of price increases taking effect at the beginning of 2014. Trade accounts payable provided $14.9 million of cash in the first six months of 2015 compared with $18.8 million in the first six months of 2014. The change is primarily attributable to inventory purchases and the timing of the related payments. Accrued expenses provided $5.9 million of cash in the first six months of 2015 compared with $17.6 million in the same period last year. The decrease of $11.7 million is due to higher year-over-year management incentive payouts and a $7.5 million reduction in an accrual for Canadian goods and services taxes that were remitted in January 2015. Changes in income tax related items reduced the year-over-year increase in operating cash flows by $23.8 million, driven in large part by higher tax payments made in the first six months of 2015 compared to the 2014 period. In addition, operating cash flows in the prior year were reduced by a $14.7 million payment made in April 2014 to fund the settlement of certain environmental claims and litigation associated with Fox River.
Cash used in investing activities was $74.2 million in the first six months of 2015, compared with $93.1 million in the same period last year. The decrease in the net use of cash is due primarily to higher cash proceeds in the current year from the sale of assets resulting from the February 2015 sale of two metal ends and closures plants for which the Company received cash proceeds of approximately $29.1 million. Partially offsetting the higher cash proceeds was a $4.7 million year-over-year increase in acquisition spending and slightly higher year-over-year capital spending. The change in "investment in affiliates and other, net" is primarily due to the purchase of long-term investment properties in Venezuela in 2015. Additional capital spending of approximately $138 million is expected during the remainder of 2015.
Cash used by financing activities totaled $54.8 million in the first six months of 2015, compared with $31.0 million in the same period last year, an increase of $23.8 million. Outstanding debt was $1.27 billion at June 28, 2015 compared with $1.25 billion at June 29, 2014. These balances reflect net borrowings of $16.7 million during the first six months of 2015, compared with net borrowings of $54.5 million during the same period last year. The Company paid cash dividends of $67.4 million during the first six months of 2015, an increase of $3.0 million over the same period last year reflecting increases in the regular quarterly dividend approved by the Board of Directors in April 2014 and 2015. Net proceeds from the exercise of stock awards were $1.3 million in the six months ended June 28, 2015, compared with $2.5 million in the same period last year, a decrease of $1.2 million. Cash used to repurchase shares was $22.0 million lower year over year due primarily to the completion of an announced stock buyback in 2014.
The Company operates a $350 million commercial paper program, supported by a bank credit facility of the same amount. The revolving bank credit facility is committed through October 2019. There was no commercial paper outstanding at June 28, 2015 or December 31, 2014.
Cash and cash equivalents totaled $217.8 million and $161.2 million at June 28, 2015 and December 31, 2014, respectively. Of these totals, $106.4 million and $118.5 million, respectively, were held outside of the United States by the Company’s foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. Under current law, cash repatriated to the United States is subject to federal income taxes, less applicable foreign tax credits. As the Company has domestic liquidity through a combination of operating cash flow generation and access to bank and capital markets borrowings, we have generally considered our offshore cash balances to be indefinitely invested outside the United States and, accordingly, have not provided for U.S. federal tax liability on these amounts for financial reporting purposes. The Company currently has no plans to repatriate any of the cash balances held outside the United States. However, if such balances were to be repatriated, additional U.S. federal income tax payments could result. Computation of the potential deferred tax liability associated with unremitted earnings deemed to be indefinitely reinvested is not practicable. The Company utilizes a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations where it is needed. In addition, the Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank , so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its subsidiaries favorable interest terms on both. During the six months ended June 28, 2015, the Company recognized a net increase in cash and cash equivalents of $12.5 million due to exchange rates as the favorable impact of the strengthening U.S. dollar on euro-denominated borrowings under this pooling arrangement exceeded the unfavorable impact of the strengthening U.S. dollar on other foreign-denominated cash balances.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires the Company to maintain a minimum level of

SONOCO PRODUCTS COMPANY

interest coverage, and a minimum level of net worth, as defined in the agreements. As of June 28, 2015, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
The Company anticipates making additional contributions to its pension and postretirement plans of approximately $11 million during the remainder of 2015, which would result in total 2015 contributions of approximately $36 million. Future funding requirements beyond 2015 will vary depending largely on actual investment returns, future actuarial assumptions, and legislative actions.
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
In January 2003, the Venezuelan government suspended the free exchange of bolivars (BsF) for foreign currency. Since 2003, the only consistent mechanism potentially available to the Company for exchanging currency has been via the central bank at the official rate. The official rate has been devalued significantly from 1.6 BsF/US$ in January 2003 to 6.3 BsF/US$ presently and access to U.S dollars at the official rate is extremely limited. Since January 1, 2010, the Company has considered Venezuela to be a hyperinflationary economy and has accounted for its operations accordingly. In addition to the official rate, the Venezuelan government now supports two alternative foreign exchange mechanisms. However, due to program limitations preventing the Company's participation and/or a lack of transparency or consistent availability, the Company continues to use the official rate to report the results of its operations in Venezuela. At June 28, 2015, the indicated exchange rates under these alternative mechanisms were 12.8 BsF/US$ and 197.3 BsF/US$ and may represent more realistic rates at which the Company could expect to convert its BsF denominated monetary assets and liabilities into dollars. If the Company were to begin reporting the results of its operations in Venezuela using 12.8 BsF/US$ or 197.3 BsF/US$, it would report a translation loss of approximately $0.3 million or $0.5 million, respectively. In addition, the use of a significantly less advantageous exchange rate mechanism than the official rate may also result in an impairment charge related to non-recoverability of other assets such as inventory and property and equipment. The Company will continue to monitor developments regarding these, or other, alternative mechanisms and assess if a rate other than the official rate would be appropriate for remeasuring reported financial results. Based on the current official exchange rate, reported annual net sales in Venezuela are approximately $32 million. The Company's total net investment in Venezuela is $16 million, of which $0.6 million is exposed to translation gains/losses due to changes in the exchange rate.
At June 28, 2015, the Company had commodity contracts outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. The total net fair market value of these instruments was an unfavorable position of $(4.6) million at June 28, 2015, and an unfavorable position of $(6.1) million at December 31, 2014. Natural gas, aluminum, and OCC hedge contracts covering an equivalent of 3.6 MMBTUs, 1,899 metric tons, and 3,740 metric tons, respectively, were outstanding at June 28, 2015. Additionally, the Company had various currency contracts outstanding to fix the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments was a net unfavorable position of $(3.3) million at June 28, 2015, compared with a net unfavorable position of $(3.5) million at December 31, 2014. These contracts qualify as cash flow hedges and mature within twelve months of their respective reporting dates.
In addition, at June 28, 2015, the Company had various currency contracts outstanding to fix the exchange rate on certain foreign currency assets and liabilities. Although placed as an economic hedge, the Company does not apply hedge accounting to these contracts. The fair value of these currency contracts was a net unfavorable position of $(0.8) million at June 28, 2015 and $(1.1) million at December 31, 2014.

SONOCO PRODUCTS COMPANY

At June 28, 2015, the U.S. dollar had strengthened against most of the functional currencies of the Company's foreign operations compared to December 31, 2014, resulting in a translation loss of $59.2 million being recorded in accumulated other comprehensive income during the six months ended June 28, 2015.
Restructuring and Impairment
Information regarding restructuring charges and restructuring-related asset impairment charges is provided in Note 6 to the Company’s Condensed Consolidated Financial Statements.
New Accounting Pronouncements
Information regarding new accounting pronouncements is provided in Note 3 to the Company’s Condensed Consolidated Financial Statements.

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
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation, of our management, including our Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act") of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the CEO and CFO concluded that, due to the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the 2014 Form 10-K/A, filed on August 26, 2015, the Company's disclosure controls and procedures were not effective as of June 28, 2015 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include controls and procedures designed to ensure that information that is required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Notwithstanding the material weaknesses identified, each of the Company's CEO and CFO has certified that, based on his knowledge, the financial statements, and other financial information included in this report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report.
Changes in Internal Control Over Financial Reporting
The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in refinements to processes throughout the Company. However, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation
As more fully discussed in the 2014 Form 10-K/A, filed on August 26, 2015, to remediate the material weaknesses referenced above, the Company has implemented or plans to implement the remediation initiatives described in Part II, Item 9A of the 2014 Form 10-K/A, and will continue to evaluate the remediation and plans to implement additional measures in the future.

SONOCO PRODUCTS COMPANY

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Information with respect to legal proceedings and other exposures appears in Part I - Item 3 - “Legal Proceedings” and Part II - Item 8 - “Financial Statements and Supplementary Data” (Note 15 - “Commitments and Contingencies”) in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2014, and in Part I - Item 1 - “Financial Statements” (Note 14 - “Commitments and Contingencies”) of this report.
Environmental Matters
The Company has been named as a potentially responsible party (PRP) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company's liability, if any, is shared with such other parties, but the Company's share has not been finally determined in most cases. In some cases, the Company has cost-sharing arrangements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued at June 28, 2015, cannot be determined. As of June 28, 2015 and December 31, 2014, the Company had accrued $25.8 million and $59.3 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.

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
The finalization of the settlement leaves intact a claim by Appvion, Inc., under Section 107 of CERCLA against eight defendants, including U.S. Mills, to recover response costs allegedly incurred by Appvion consistent with the national contingency plan for responding to release or threatened release of hazardous substances into the lower Fox River. Appvion’s claim is made in Civil Action No. 8-CV-16-WCG pending in the District Court. The claim is asserted for approximately $200 million. Although the Company believes that the maximum amount for which the defendants could be liable is substantially less, the court has not yet ruled on the issue. The case is presently set for trial in June 2016. U.S. Mills plans to continue to defend its interests in the Appvion lawsuit vigorously. The Company also believes that all of its exposure to any liability for the Fox River is contained within its wholly owned subsidiary, U.S. Mills.
As a result of the settlement becoming final, in the first quarter of 2015 U.S. Mills reversed approximately $32.5 million of the reserves it had previously established for the related claims, leaving $5.0 million reserved for the Section 107 claim that remains in litigation. Through June 28, 2015, approximately $0.5 million has been spent on legal fees related to the Section 107 claim, leaving a total of $4.5 million reserved as of June 28, 2015.

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

Other legal matters
Additional information regarding legal proceedings is provided in Note 14 to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

SONOCO PRODUCTS COMPANY

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs[2]
3/30/15 - 5/03/15	598	$44.83	—	2,867,500
5/04/15 - 5/31/15	2,349	$45.74	—	2,867,500
6/01/15 - 6/29/15	55	$44.29	—	2,867,500
Total	3,002	$45.53	—	2,867,500

1
A total of 3,002 common shares were repurchased in the second quarter of 2015 related to shares withheld to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These shares were not repurchased as part of a publicly announced plan or program.

2
On April 19, 2006, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. This authorization rescinded all previous existing authorizations and does not have a specific expiration date. A total of 2,132,500 shares have been repurchased under this authorization - 2,000,000 in 2014 and 132,500 in 2013. No shares have been repurchased in 2015. Accordingly, at June 29, 2015, a total of 2,867,500 shares remain available for repurchase under this authorization.

Item 6.	Exhibits.

3.2	Sonoco Products Company Bylaws, as amended July 14, 2015

31.	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

101.
The following materials from Sonoco Products Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 28, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 28, 2015 and June 29, 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 28, 2015 and June 29, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 28, 2015 and June 29, 2014, and (v) Notes to Condensed Consolidated Financial Statements.

SONOCO PRODUCTS COMPANY

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date: August 25, 2015	By:	/s/ Barry L. Saunders
Barry L. Saunders
Senior Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)

SONOCO PRODUCTS COMPANY

EXHIBIT INDEX

Exhibit Number	Description
3.2	Sonoco Products Company Bylaws, as amended July 14, 2015

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

101
The following materials from Sonoco Products Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 28, 2015 and December 31, 2014 (ii) Condensed Consolidated Statements of Income for the three and six months ended June 28, 2015 and June 29, 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 28, 2015 and June 29, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 28, 2015 and June 29, 2014, and (v) Notes to Condensed Consolidated Financial Statements.