Form 10-Q/A
period 2015-03-29
SONOCO PRODUCTS CO
filed 2015-08-28
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q/A
(Amendment No. 1)

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

The Company also identified a classification error in its previously reported condensed consolidated statement of cash flows for the three-month period ended March 29, 2015, in which cash outflows relating to the purchase of long-term investment properties in Venezuela totaling $2.8 million were incorrectly reported as operating cash flows instead of an investing activity. Accordingly, an adjustment has been made to the previously reported condensed consolidated financial statements to increase both net cash provided by operating activities and net cash used in investing activities.
In its assessment of materiality, the Company considered, both individually and in the aggregate, the misstatements at the contract packaging center in Irapuato, Mexico, and the impact of the other items discussed above. Its assessment included an evaluation of the qualitative and quantitative factors relevant to that assessment.
The Company concluded that the misstatements associated with the Irapuato packaging center warranted restatement of the previously reported financial statements for the years ended December 31, 2014, 2013, and 2012, the interim periods within the year ended December 31, 2014, and the quarterly period ended March 29, 2015. In addition, the restated condensed consolidated financial statements for the three-month period ended March 29, 2015 have been revised to reflect in the proper periods the previously recorded out-of-period adjustments and the cash flow classification error described above.

Restated consolidated financial statements for the years ended December 31, 2014, 2013, and 2012, and for the quarterly period ended September 28, 2014, can be found in "Financial Statements and Supplementary Data" in Item 8 of the Company's 2014 amended Annual Report on Form 10-K/A, filed on August 26, 2015.
Restated condensed consolidated financial statements for the quarterly period ended June 29, 2014, can be found in "Financial Statements" in Item 1 of the Company's Quarterly Report on Form 10-Q, filed on August 26, 2015.
Restated condensed consolidated financial statements for the quarterly periods ended March 29, 2015 and March 30, 2014 are provided in "Financial Statements" in Item 1 of this amended Quarterly Report on Form 10-Q/A.

Internal Control Over Financial Reporting
Management reassessed its evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2014, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of that reassessment, management identified material weaknesses and, accordingly, has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014. Management has restated its report on internal control over financial reporting as of December 31, 2014. For a description of the material weaknesses in internal control over financial reporting and actions taken and to be taken to remediate the material weaknesses, see "Part II - Item 9A - Controls and Procedures." of the Company's amended 2014 Annual Report on Form 10-K/A. Management has also restated conclusions regarding disclosure controls and procedures as noted in "Part I, Item 4. Controls and Procedures" of this amended Quarterly Report on Form 10-Q/A.
The following items in the original filing have been amended:
Part I, Item 1. Financial Statements
Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Part I, Item 4. Controls and Procedures
Part II, Item 6. Exhibits

The Company's Chief Executive Officer and Chief Financial Officer are providing currently dated certifications in connection with this amended Quarterly Report on Form 10-Q/A. These certifications are filed as Exhibits 31 and 32.

This amended Quarterly Report on Form 10-Q/A does not reflect events occurring after the original filing on April 29, 2015, or modify or update those disclosures affected by subsequent events, except for the effects of the restatement and a measurement period adjustment related to the Company's October 31, 2014 acquisition of Weidenhammer Packaging Group. Disclosures not affected by the restatement are unchanged and reflect the disclosures made at the time of original filing.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	March 29, 2015 as Restated	December 31, 2014*
Assets
Current Assets
Cash and cash equivalents	$200,804	$161,168
Trade accounts receivable, net of allowances	685,922	653,737
Other receivables	39,427	38,580
Inventories:
Finished and in process	149,123	151,150
Materials and supplies	254,362	269,126
Prepaid expenses	51,097	61,071
Deferred income taxes	25,512	38,957
	1,406,247	1,373,789
Property, Plant and Equipment, Net	1,102,481	1,148,607
Goodwill	1,146,685	1,177,962
Other Intangible Assets, Net	261,378	280,935
Long-term Deferred Income Taxes	46,007	45,442
Other Assets	173,332	167,176
Total Assets	$4,136,130	$4,193,911
Liabilities and Equity
Current Liabilities
Payable to suppliers	$514,936	$517,228
Accrued expenses and other	288,974	334,086
Notes payable and current portion of long-term debt	51,936	52,280
Accrued taxes	14,920	8,599
	870,766	912,193
Long-term Debt, Net of Current Portion	1,200,509	1,200,885
Pension and Other Postretirement Benefits	436,900	444,231
Deferred Income Taxes	85,523	91,157
Other Liabilities	42,635	41,598
Commitments and Contingencies
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 100,899 and 100,603 shares issued and outstanding at March 29, 2015 and December 31, 2014, respectively	7,175	7,175
Capital in excess of stated value	398,224	396,980
Accumulated other comprehensive loss	(666,769)	(608,851)
Retained earnings	1,746,238	1,692,891
Total Sonoco Shareholders’ Equity	1,484,868	1,488,195
Noncontrolling Interests	14,929	15,652
Total Equity	1,499,797	1,503,847
Total Liabilities and Equity	$4,136,130	$4,193,911

*
The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended
	March 29, 2015	March 30, 2014
	as Restated	as Restated
Net sales	$1,206,052	$1,190,032
Cost of sales	985,662	980,271
Gross profit	220,390	209,761
Selling, general and administrative expenses	96,665	123,750
Restructuring/Asset impairment charges	(359)	1,992
Income before interest and income taxes	124,084	84,019
Interest expense	13,775	13,284
Interest income	554	641
Income before income taxes	110,863	71,376
Provision for income taxes	26,221	22,511
Income before equity in earnings of affiliates	84,642	48,865
Equity in earnings of affiliates, net of tax	1,046	1,476
Net income	$85,688	$50,341
Net loss attributable to noncontrolling interests	92	77
Net income attributable to Sonoco	$85,780	$50,418
Weighted average common shares outstanding:
Basic	101,283	102,771
Diluted	102,167	103,767
Per common share:
Net income attributable to Sonoco:
Basic	$0.85	$0.49
Diluted	$0.84	$0.49
Cash dividends	$0.32	$0.31
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended
	March 29, 2015	March 30, 2014
	as Restated	as Restated
Net income	$85,688	$50,341
Other comprehensive income/(loss):
Foreign currency translation adjustments	(62,986)	(7,336)
Changes in defined benefit plans, net of tax	6,273	4,174
Changes in derivative financial instruments, net of tax	(1,205)	236
Other comprehensive (loss)	(57,918)	(2,926)
Comprehensive income	27,770	47,415
Net loss attributable to noncontrolling interests	92	77
Other comprehensive loss attributable to noncontrolling interests	631	119
Comprehensive income attributable to Sonoco	$28,493	$47,611
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended
	March 29, 2015	March 30, 2014
	as Restated	as Restated
Cash Flows from Operating Activities:
Net income	$85,688	$50,341
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	275	492
Depreciation, depletion and amortization	51,877	47,179
Gain on reversal of Fox River environmental reserves	(32,543)	—
Share-based compensation expense	3,878	5,560
Equity in earnings of affiliates	(1,046)	(1,476)
Cash dividends from affiliated companies	450	900
Gain on disposition of assets	(8,369)	(872)
Pension and postretirement plan expense	13,012	9,113
Pension and postretirement plan contributions	(17,017)	(43,515)
Tax effect of share-based compensation exercises	3,404	1,664
Excess tax benefit of share-based compensation	(3,400)	(1,758)
Net increase in deferred taxes	3,405	2,069
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Trade accounts receivable	(48,936)	(68,142)
Inventories	(6,066)	(3,185)
Payable to suppliers	7,094	11,313
Prepaid expenses	530	(1,344)
Accrued expenses	(4,036)	6,407
Income taxes payable and other income tax items	15,301	25,054
Other assets and liabilities	(3,171)	5,664
Net cash provided by operating activities	60,330	45,464
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(40,954)	(37,717)
Proceeds from the sale of assets	30,708	2,299
Investment in affiliates and other, net	(2,808)	22
Net cash used in investing activities	(13,054)	(35,396)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	14,127	14,156
Principal repayment of debt	(12,802)	(10,461)
Net decrease in outstanding checks	8,752	182
Excess tax benefit of share-based compensation	3,400	1,758
Cash dividends	(32,263)	(31,725)
Shares acquired	(7,591)	(10,678)
Shares issued	1,165	1,867
Net cash used in financing activities	(25,212)	(34,901)
Effects of Exchange Rate Changes on Cash	17,572	(1,327)
Net Increase/(Decrease) in Cash and Cash Equivalents	39,636	(26,160)
Cash and cash equivalents at beginning of period	161,168	217,567
Cash and cash equivalents at end of period	$200,804	$191,407
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

The Company also identified a classification error in its previously reported condensed consolidated statement of cash flows for the three-month period ended March 29, 2015, in which cash outflows relating to the purchase of long-term investment properties in Venezuela totaling $2,841 were incorrectly reported as operating cash flows instead of an investing activity. Accordingly, an adjustment has been made to the previously reported condensed consolidated financial statements for the three-month period ended March 29, 2015 to increase both net cash provided by operating activities and net cash used in investing activities.

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
Also on August 26, 2015, the Company filed a Quarterly Report on Form 10-Q for the period ended June 28, 2015, in which it provided restated condensed consolidated financial statements for the three- and six-month periods ended June 29, 2014.
Restated condensed consolidated financial statements for the three-month periods ended March 29, 2015 and March 30, 2014, along with a reconciliation of the amounts previously reported to the restated amounts, are provided below.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS
	March 29, 2015 as Previously Reported	Measurement Period Adjustment (see Note 4)	Effect of Restatement	March 29, 2015 as Restated
Assets
Current Assets
Cash and cash equivalents	$200,804	$—	$—	$200,804
Trade accounts receivable, net of allowances	688,997	—	(3,075)	685,922
Other receivables	58,464	—	(19,037)	39,427
Inventories:
Finished and in process	149,123	—	—	149,123
Materials and supplies	254,362	—	—	254,362
Prepaid expenses	48,576	—	2,521	51,097
Deferred income taxes	25,512	—	—	25,512
	1,425,838	—	(19,591)	1,406,247
Property, Plant and Equipment, Net	1,102,481	—	—	1,102,481
Goodwill	1,151,170	(4,485)	—	1,146,685
Other Intangible Assets, Net	261,378	—	—	261,378
Long-term Deferred Income Taxes	40,958	—	5,049	46,007
Other Assets	173,332	—	—	173,332
Total Assets	$4,155,157	$(4,485)	$(14,542)	$4,136,130
Liabilities and Equity
Current Liabilities
Payable to suppliers	$506,335	$—	$8,601	$514,936
Accrued expenses and other	290,846	—	(1,872)	288,974
Notes payable and current portion of long-term debt	51,936	—	—	51,936
Accrued taxes	15,432	—	(512)	14,920
	864,549	—	6,217	870,766
Long-term Debt, Net of Current Portion	1,200,509	—	—	1,200,509
Pension and Other Postretirement Benefits	436,900	—	—	436,900
Deferred Income Taxes	90,008	(4,485)	—	85,523
Other Liabilities	42,635	—	—	42,635
Commitments and Contingencies
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 100,899 and 100,603 shares issued and outstanding at March 29, 2015 and December 31, 2014, respectively	7,175	—	—	7,175
Capital in excess of stated value	398,224	—	—	398,224
Accumulated other comprehensive loss	(669,325)	—	2,556	(666,769)
Retained earnings	1,769,553	—	(23,315)	1,746,238
Total Sonoco Shareholders’ Equity	1,505,627	—	(20,759)	1,484,868
Noncontrolling Interests	14,929	—	—	14,929
Total Equity	1,520,556	—	(20,759)	1,499,797
Total Liabilities and Equity	$4,155,157	$(4,485)	$(14,542)	$4,136,130

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

CONDENSED CONSOLIDATED STATEMENT OF INCOME
	Three Months Ended
	March 29, 2015 as Previously Reported	Effect of Restatement	March 29, 2015 as Restated
Net sales	$1,203,264	$2,788	$1,206,052
Cost of sales	979,817	5,845	985,662
Gross profit	223,447	(3,057)	220,390
Selling, general and administrative expenses	96,665	—	96,665
Restructuring/Asset impairment charges	(359)	—	(359)
Income before interest and income taxes	127,141	(3,057)	124,084
Interest expense	13,775	—	13,775
Interest income	554	—	554
Income before income taxes	113,920	(3,057)	110,863
Provision for income taxes	27,138	(917)	26,221
Income before equity in earnings of affiliates	86,782	(2,140)	84,642
Equity in earnings of affiliates, net of tax	1,046	—	1,046
Net income	$87,828	$(2,140)	$85,688
Net loss attributable to noncontrolling interests	92	—	92
Net income attributable to Sonoco	$87,920	$(2,140)	$85,780
Weighted average common shares outstanding:
Basic	101,283	—	101,283
Diluted	102,167	—	102,167
Per common share:
Net income attributable to Sonoco:
Basic	$0.87	$(0.02)	$0.85
Diluted	$0.86	$(0.02)	$0.84
Cash dividends	$0.32	$—	$0.32

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended
	March 29, 2015 as Previously Reported	Effect of Restatement	March 29, 2015 as Restated
Net income	$87,828	$(2,140)	$85,688
Other comprehensive income/(loss):
Foreign currency translation adjustments	(63,294)	308	(62,986)
Changes in defined benefit plans, net of tax	6,273	—	6,273
Changes in derivative financial instruments, net of tax	(1,205)	—	(1,205)
Other comprehensive income/(loss)	(58,226)	308	(57,918)
Comprehensive income	29,602	(1,832)	27,770
Net loss attributable to noncontrolling interests	92	—	92
Other comprehensive loss attributable to noncontrolling interests	631	—	631
Comprehensive income attributable to Sonoco	$30,325	$(1,832)	$28,493

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

CONDENSED CONSOLIDATED STATEMENT OF INCOME
	Three Months Ended
	March 30, 2014 as Previously Reported	Effect of Restatement	March 30, 2014 as Restated
Net sales	$1,185,626	$4,406	$1,190,032
Cost of sales	973,323	6,948	980,271
Gross profit	212,303	(2,542)	209,761
Selling, general and administrative expenses	123,750	—	123,750
Restructuring/Asset impairment charges	1,992	—	1,992
Income before interest and income taxes	86,561	(2,542)	84,019
Interest expense	13,284	—	13,284
Interest income	641	—	641
Income before income taxes	73,918	(2,542)	71,376
Provision for income taxes	23,169	(658)	22,511
Income before equity in earnings of affiliates	50,749	(1,884)	48,865
Equity in earnings of affiliates, net of tax	1,476	—	1,476
Net income	$52,225	$(1,884)	$50,341
Net loss attributable to noncontrolling interests	77	—	77
Net income attributable to Sonoco	$52,302	$(1,884)	$50,418
Weighted average common shares outstanding:
Basic	102,771	—	102,771
Diluted	103,767	—	103,767
Per common share:
Net income attributable to Sonoco:
Basic	$0.51	$(0.02)	$0.49
Diluted	$0.50	$(0.01)	$0.49
Cash dividends	$0.31	$—	$0.31

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended
	March 30, 2014 as Previously Reported	Effect of Restatement	March 30, 2014 as Restated
Net income	$52,225	$(1,884)	$50,341
Other comprehensive income/(loss):
Foreign currency translation adjustments	(7,359)	23	(7,336)
Changes in defined benefit plans, net of tax	4,174	—	4,174
Changes in derivative financial instruments, net of tax	236	—	236
Other comprehensive income/(loss)	(2,949)	23	(2,926)
Comprehensive income	49,276	(1,861)	47,415
Net loss attributable to noncontrolling interests	77	—	77
Other comprehensive loss attributable to noncontrolling interests	119	—	119
Comprehensive income attributable to Sonoco	$49,472	$(1,861)	$47,611

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
	Three Months Ended
	March 29, 2015 as Previously Reported	Effect of Restatement	March 29, 2015 as Restated
Cash Flows from Operating Activities:
Net income	$87,828	$(2,140)	$85,688
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	275	—	275
Depreciation, depletion and amortization	51,877	—	51,877
Gain on reversal of Fox River environmental reserves	(32,543)	—	(32,543)
Share-based compensation expense	3,878	—	3,878
Equity in earnings of affiliates	(1,046)	—	(1,046)
Cash dividends from affiliated companies	450	—	450
Gain on disposition of assets	(8,369)	—	(8,369)
Pension and postretirement plan expense	13,012	—	13,012
Pension and postretirement plan contributions	(17,017)	—	(17,017)
Tax effect of share-based compensation exercises	3,404	—	3,404
Excess tax benefit of share-based compensation	(3,400)	—	(3,400)
Net increase in deferred taxes	4,140	(735)	3,405
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Trade accounts receivable	(37,038)	(11,898)	(48,936)
Inventories	(6,066)	—	(6,066)
Payable to suppliers	4,091	3,003	7,094
Prepaid expenses	(1,147)	1,677	530
Accrued expenses	(986)	(3,050)	(4,036)
Income taxes payable and other income tax items	15,365	(64)	15,301
Other assets and liabilities	(19,219)	16,048	(3,171)
Net cash provided by operating activities	57,489	2,841	60,330
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(40,954)	—	(40,954)
Proceeds from the sale of assets	30,708	—	30,708
Investment in affiliates and other, net	33	(2,841)	(2,808)
Net cash used in investing activities	(10,213)	(2,841)	(13,054)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	14,127	—	14,127
Principal repayment of debt	(12,802)	—	(12,802)
Net decrease in outstanding checks	8,752	—	8,752
Excess tax benefit of share-based compensation	3,400	—	3,400
Cash dividends	(32,263)	—	(32,263)
Shares acquired	(7,591)	—	(7,591)
Shares issued	1,165	—	1,165
Net cash used in financing activities	(25,212)	—	(25,212)
Effects of Exchange Rate Changes on Cash	17,572	—	17,572
Net Increase in Cash and Cash Equivalents	39,636	—	39,636
Cash and cash equivalents at beginning of period	161,168	—	161,168
Cash and cash equivalents at end of period	$200,804	$—	$200,804

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
	Three Months Ended
	March 30, 2014 as Previously Reported	Effect of Restatement	March 30, 2014 as Restated
Cash Flows from Operating Activities:
Net income	$52,225	$(1,884)	$50,341
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	492	—	492
Depreciation, depletion and amortization	47,179	—	47,179
Gain on reversal of Fox River environmental reserves	—	—	—
Share-based compensation expense	5,560	—	5,560
Equity in earnings of affiliates	(1,476)	—	(1,476)
Cash dividends from affiliated companies	900	—	900
Gain on disposition of assets	(872)	—	(872)
Pension and postretirement plan expense	9,113	—	9,113
Pension and postretirement plan contributions	(43,515)	—	(43,515)
Tax effect of share-based compensation exercises	1,664	—	1,664
Excess tax benefit of share-based compensation	(1,758)	—	(1,758)
Net change in deferred taxes	2,388	(319)	2,069
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Trade accounts receivable	(68,142)	—	(68,142)
Inventories	(3,185)	—	(3,185)
Payable to suppliers	12,722	(1,409)	11,313
Prepaid expenses	(1,348)	4	(1,344)
Accrued expenses	5,509	898	6,407
Income taxes payable and other income tax items	25,388	(334)	25,054
Other assets and liabilities	2,620	3,044	5,664
Net cash provided by operating activities	45,464	—	45,464
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(37,717)	—	(37,717)
Proceeds from the sale of assets	2,299	—	2,299
Investment in affiliates and other, net	22	—	22
Net cash used in investing activities	(35,396)	—	(35,396)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	14,156	—	14,156
Principal repayment of debt	(10,461)	—	(10,461)
Net decrease in outstanding checks	182	—	182
Excess tax benefit of share-based compensation	1,758	—	1,758
Cash dividends	(31,725)	—	(31,725)
Shares acquired	(10,678)	—	(10,678)
Shares issued	1,867	—	1,867
Net cash used in financing activities	(34,901)	—	(34,901)
Effects of Exchange Rate Changes on Cash	(1,327)	—	(1,327)
Net Decrease in Cash and Cash Equivalents	(26,160)	—	(26,160)
Cash and cash equivalents at beginning of period	217,567	—	217,567
Cash and cash equivalents at end of period	$191,407	$—	$191,407

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
With respect to the unaudited condensed consolidated financial information of the Company for the three-month periods ended March 29, 2015 and March 30, 2014 included in this amended Quarterly Report on Form 10-Q/A, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

Note 4: Acquisitions

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

On April 1, 2015, subsequent to the end of the quarter, the Company acquired a 67% controlling interest in Graffo Paranaense de Embalagens S/A ("Graffo"), a flexible packaging business located in Brazil, for an all-cash purchase price of 50.5 million Brazilian Reals (approximately $15,600), Graffo serves the confectionery, dairy, pharmaceutical and industrial markets in Brazil and has approximately 230 employees. The allocation of the purchase price to the fair values of the tangible and intangible assets acquired and liabilities assumed will be completed as the valuations are finalized later in the second quarter of 2015.
On October 31, 2014, the Company completed the acquisition of Weidenhammer Packaging Group (“Weidenhammer”), a manufacturer of composite cans, drums, and luxury tubes, as well as rigid plastic containers using thin-walled injection molding technology with in-mold labeling. Total consideration paid for Weidenhammer was $355,316, subject to adjustment for the change in working capital to the date of close. The amount of the adjustment is expected to be finalized in the third quarter of 2015. As the acquisition was completed near the end of the year, the allocation of the purchase price reported in the Company's amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2014, was based on provisional estimates of the fair value of the tangible and intangible assets acquired and liabilities assumed. Subsequent to December 31, 2014, the Company finalized its valuations of most of the acquired assets and liabilities based on information obtained about facts and circumstances that existed as of the acquisition date. As a result, adjustments were made to the provisional fair values that reduced previously reported long-term deferred income tax liabilities and goodwill by $4,974 and $4,485 at December 31, 2014 and March 29, 2015, respectively. The amounts shown in the accompanying Condensed Consolidated Balance Sheets have been adjusted to reflect these changes. The Company is finalizing the assessment of the valuation of certain assets and liabilities, including, but not limited to, income taxes and environmental reserves, and expects the valuation to be completed by the end of the third quarter of 2015.
Acquisition-related costs of $1,166 and $24 were incurred in the three months ended March 29, 2015 and March 30, 2014, respectively. Acquisition-related costs consist primarily of legal and professional fees and are included in "Selling, general and administrative expenses" in the Company's Condensed Consolidated Statements of Income.

Note 5: Shareholders' Equity
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 29, 2015	March 30, 2014
	(as Restated)	(as Restated)
Numerator:
Net income attributable to Sonoco	$85,780	$50,418
Denominator:
Weighted average common shares outstanding:
Basic	101,283,000	102,771,000
Dilutive effect of stock-based compensation	884,000	996,000
Diluted	102,167,000	103,767,000
Reported net income attributable to Sonoco per common share:
Basic	$0.85	$0.49
Diluted	$0.84	$0.49
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

Note 7: Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in the balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the three months ended March 29, 2015 and March 30, 2014:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items (as Restated)	Foreign Currency Items (as Restated)	Accumulated Other Comprehensive Loss (as Restated)
Balance at December 31, 2014	$(5,962)	$(475,286)	$(127,603)	$(608,851)
Other comprehensive income/(loss) before reclassifications	(1,039)	—	(62,986)	(64,025)
Amounts reclassified from accumulated other comprehensive loss to net income	71	6,273	—	6,344
Amounts reclassified from accumulated other comprehensive loss to fixed assets	(237)	—	—	(237)
Net current-period other comprehensive income/(loss)	(1,205)	6,273	(62,986)	(57,918)
Balance at March 29, 2015	$(7,167)	$(469,013)	$(190,589)	$(666,769)

Balance at December 31, 2013	$(262)	$(344,622)	$(24,985)	$(369,869)
Other comprehensive income/(loss) before reclassifications	1,350	—	(7,336)	(5,986)
Amounts reclassified from accumulated other comprehensive loss to net income	(1,125)	4,174	—	3,049
Amounts reclassified from accumulated other comprehensive loss to fixed assets	11	—	—	11
Net current-period other comprehensive income/(loss)	236	4,174	(7,336)	(2,926)
Balance at March 30, 2014	$(26)	$(340,448)	$(32,321)	$(372,795)

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

Note 8: Goodwill and Other Intangible Assets

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Goodwill
A summary of the changes in goodwill by segment for the three months ended March 29, 2015 is as follows:

	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Goodwill at December 31, 2014	$508,582	$204,629	$243,586	$221,165	$1,177,962
Dispositions	(1,727)	—	—	—	(1,727)
Foreign currency translation	(18,637)	—	(10,913)	—	(29,550)
Other	—	—	—	—	—
Goodwill at March 29, 2015	$488,218	$204,629	$232,673	$221,165	$1,146,685
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
The restatement of historical financial results for the Company's Display and Packaging business discussed in Note 1 was considered a triggering event resulting in a reassessment of the most recent annual impairment test for the Display and Packaging reporting unit completed in the third quarter of 2014. Accordingly, the Company reperformed the impairment analysis taking into consideration the restated financial data and concluded that goodwill in the Display and Packaging reporting unit was not impaired. There have been no other triggering events identified between the most recent annual impairment test and March 29, 2015.

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 12: Income Taxes
The Company’s effective tax rate for the three month periods ending March 29, 2015 and March 30, 2014, was 23.7% and 31.5%, respectively. The rates for both periods were favorable to the U.S. statutory rate due to the effect of certain international operations that are subject to tax rates lower than the U.S. rate and the favorable effect of the manufacturer’s deduction on U.S. taxes. The effective tax rate for the three month period ended March 29, 2015 was further reduced by the recognition of beneficial tax attributes associated with the disposition of the Company's Canton, Ohio metal ends and closures facilities.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

SEGMENT FINANCIAL INFORMATION

	Three Months Ended
	March 29, 2015	March 30, 2014
	(as Restated)	(as Restated)
Net sales:
Consumer Packaging	$519,877	$464,925
Display and Packaging	145,786	157,428
Paper and Industrial Converted Products	422,311	455,610
Protective Solutions	118,078	112,069
Consolidated	$1,206,052	$1,190,032
Intersegment sales:
Consumer Packaging	$1,680	$1,033
Display and Packaging	397	383
Paper and Industrial Converted Products	27,551	26,345
Protective Solutions	608	566
Consolidated	$30,236	$28,327
Income before interest and income taxes:
Segment operating profit:
Consumer Packaging	$54,028	$48,183
Display and Packaging	838	2,815
Paper and Industrial Converted Products	27,797	29,750
Protective Solutions	9,685	5,287
Restructuring/Asset impairment charges	359	(1,992)
Other, net	31,377	(24)
Consolidated	$124,084	$84,019

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
As discussed in Note 1 to the accompanying condensed consolidated financial statements, the Company has restated its condensed consolidated financial statements as of March 29, 2015 and March 28, 2014 and for the three-month periods then ended to correct misstatements.
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

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
April 29, 2015, except for the effects of the restatement described in Note 1 to the consolidated financial statements and the goodwill measurement period adjustment described in Note 8 as to which the date is August 28, 2015

SONOCO PRODUCTS COMPANY

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements included in this amended Quarterly Report on Form 10-Q/A that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the Company and its representatives may from time to time make other oral or written statements that are also "forward-looking statements." Words such as “estimate,” “project,” “intend,” “expect,” “believe,” “consider,” “plan,” “strategy,” “opportunity,” "commitment," “target,” “anticipate,” “objective,” “goal,” “guidance,” “outlook,” “forecast,” “future,” "re-envision," “will,” “would,” "can," "could," "may," "might," “aspires,” "potential," or the negative thereof, and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding:

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
In July 2015, the Company discovered that certain prior-period amounts had been misstated at a contract packaging center in Irapuato, Mexico, part of the Company's Display and Packaging segment. These misstatements affected the reported revenues and operating profits, as well as certain balance sheet line item amounts, from 2012 through the first quarter of 2015. Promptly upon discovering the misstatement of the prior-period amounts, the Audit Committee engaged an  international independent registered public accounting firm and an independent international law firm to conduct a forensic investigation of the events leading to the misstatements, including any ineffectiveness of internal controls over financial reporting. The Audit Committee has been advised by this accounting firm that, after consultation with the independent law firm, the accounting firm is satisfied that the corrected prior-period operating results reported in this Form 10-Q/A properly reflect such results, and that the changes in internal control over financial reporting disclosed in Part I - Item 4 of this Form 10-Q/A properly address the deficiencies in internal controls that resulted in the misstatement.
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

	For the three months ended March 29, 2015
Dollars in thousands, except per share data	GAAP (as Restated)	Restructuring/ Asset Impairment (1)	Other Adjustments (2)	Base (as Restated)
Income before interest and income taxes	$124,084	$(359)	$(31,377)	$92,348
Interest expense, net	13,221	—	—	13,221
Income before income taxes	110,863	(359)	(31,377)	79,127
Provision for income taxes	26,221	11,591	(12,512)	25,300
Income before equity in earnings of affiliates	84,642	(11,950)	(18,865)	53,827
Equity in earnings of affiliates, net of tax	1,046	—	—	1,046
Net income	85,688	(11,950)	(18,865)	54,873
Net (income)/loss attributable to noncontrolling interests	92	(15)	—	77
Net income attributable to Sonoco	$85,780	$(11,965)	$(18,865)	$54,950
Per diluted common share	$0.84	$(0.12)	$(0.18)	$0.54

(1) Included in 2015 Restructuring/Asset impairment charges are disposal and income tax gains related to the sale of a portion of the Company's metal ends and closures business.
(2) Other adjustments consist primarily of acquisition-related costs; and the release of reserves related to the partial settlement of the Fox River environmental claims.

SONOCO PRODUCTS COMPANY

	For the three months ended March 30, 2014
Dollars in thousands, except per share data	GAAP (as Restated)	Restructuring/ Asset Impairment	Other Adjustments	Base (as Restated)
Income before interest and income taxes	$84,019	$1,992	$24	$86,035
Interest expense, net	12,643	—	—	12,643
Income before income taxes	71,376	1,992	24	73,392
Provision for income taxes	22,511	411	9	22,931
Income before equity in earnings of affiliates	48,865	1,581	15	50,461
Equity in earnings of affiliates, net of tax	1,476	—	—	1,476
Net income	50,341	1,581	15	51,937
Net (income)/loss attributable to noncontrolling interests	77	(4)	—	73
Net income attributable to Sonoco	$50,418	$1,577	$15	$52,010
Per diluted common share	$0.49	$0.02	$0.00	$0.51

RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended March 29, 2015 versus the three months ended March 30, 2014.
OVERVIEW
Net sales for the first quarter of 2015 were $1,206 million, compared with $1,190 million in the same period last year. This 1.3% increase was driven by sales from businesses acquired during the past twelve months and a modest improvement in overall volume. These benefits were largely offset by the translation impact of changes in foreign exchange rates relative to the U.S. dollar.
Net income attributable to Sonoco for the first quarter of 2015 was $85.8 million, compared to $50.4 million reported for the same period of 2014. Current quarter results include after-tax benefits from the reversal of environmental reserves and a gain on the sale of two plants of $19.9 million and $16.8 million, respectively. Additionally, first-quarter 2015 results also include after-tax restructuring and asset impairment charges of $4.8 million and $1.1 million of acquisition-related costs. Results for the prior year quarter include after-tax restructuring and asset impairment charges of $1.6 million associated with the closure of the Company’s former thermoforming plant in Ireland and other restructuring activities. First-quarter 2015 base net income attributable to Sonoco (base earnings) was $55.0 million ($0.54 per diluted share) versus $52.0 million ($0.51 per diluted share) in 2014.

Strong performances in the Consumer Packaging and Protective Solutions segments helped drive a 5.9 percent improvement in base earnings per share over the prior year quarter, partially offset by lower results in the Paper and Industrial Converted Products and Display and Packaging segments. Overall, the Company benefited in the first quarter of 2015 from a favorable price/cost relationship, solid improvements in manufacturing productivity and the impact of prior-year acquisitions. Partially offsetting these gains were higher pension expense and labor, maintenance and other operating costs. Overall volume was up only slightly compared to the prior year quarter; however, current quarter earnings saw a 64 basis point increase in the Company's overall gross profit margin due to the favorable price/cost relationship and improved productivity.

Final disposition of a significant portion of the Fox River litigation was reached in early April when the time period expired for appeal of the court-approved settlement the Company reached last year with the EPA and Wisconsin Department of Natural Resources. As a result, in the first quarter, the Company reversed $32.5 million of reserves it had previously established for these claims, leaving a total of $5.0 million reserved for other Fox River claims that remain in litigation. Additional information regarding this matter can be found in Note 14 to the Company’s Condensed Consolidated Financial Statements.

SONOCO PRODUCTS COMPANY

OPERATING REVENUE
Net sales for the first quarter of 2015 increased $16 million over the prior year period.
The components of the sales change were:

($ in millions)
Volume/mix	$10
Selling prices	(10)
Acquisitions	70
Foreign currency translation and other, net	(54)

Total sales increase	$16

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
First-quarter selling, general and administrative ("SG&A") costs decreased $27.1 million reflecting the $32.5 million reversal of Fox River environmental reserves, partially offset by an increase in SG&A from prior acquisitions of approximately $7.5 million. Excluding these items, SG&A would have been up $2.1 million, or 1.7%, reflecting higher pension expense, normal labor rate increases and general inflation, partially offset by the translation impact of a stronger dollar and proceeds received on company-owned life insurance.
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
The effective tax rate on GAAP and base earnings in the first quarter of 2015 was 23.7% and 32.0%, respectively, compared with 31.5% and 31.2%, respectively, for last year's first quarter. The effective tax rate on base earnings was somewhat higher than in the prior year's quarter primarily due to a less favorable distribution of earnings between high and low-tax jurisdictions. The first-quarter effective tax rate on GAAP earnings was lower year over year due primarily to recognition of beneficial tax attributes associated with the sale of the metal ends and closures plants.
REPORTABLE SEGMENTS
The following table recaps net sales for the first quarters of 2015 and 2014 ($ in thousands):

	Three Months Ended
	March 29, 2015	March 30, 2014
	(as Restated)	(as Restated)	% Change
Net sales:
Consumer Packaging	$519,877	$464,925	11.8%
Display and Packaging	145,786	157,428	(7.4)%
Paper and Industrial Converted Products	422,311	455,610	(7.3)%
Protective Solutions	118,078	112,069	5.4%
Consolidated	$1,206,052	$1,190,032	1.3%

SONOCO PRODUCTS COMPANY

Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Three Months Ended
	March 29, 2015	March 30, 2014
	(as Restated)	(as Restated)	% Change
Income before interest and income taxes:
Segment operating profit
Consumer Packaging	$54,028	$48,183	12.1%
Display and Packaging	838	2,815	(70.2)%
Paper and Industrial Converted Products	27,797	29,750	(6.6)%
Protective Solutions	9,685	5,287	83.2%
Restructuring/Asset impairment charges	359	(1,992)	(118.0)%
Other, net	31,377	(24)
Consolidated	$124,084	$84,019	47.7%

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
Reported sales for the quarter were down 7.4% year over year due to the negative impact of foreign currency translation. Absent that impact, sales would have shown a 3 percent increase as volume growth in the U.S. point-of-purchase display business was only partially offset by lost contract packaging volume resulting from a customer's decision to in-source.
Operating profits declined 70.2% from the prior-year quarter due to the above mentioned customer in-sourcing, higher operating costs and the negative impact of foreign currency translation.
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

Financial Position, Liquidity and Capital Resources

Cash flows provided by operations totaled $60.3 million in the first three months of 2015 compared with $45.5 million during the same period last year, an increase of $14.9 million. The year-over-year increase in net income of $35.3 million included a $32.5 million pre-tax, $19.9 million after-tax, non-cash benefit from the reversal of Fox River environmental reserves and a $9.2 million net tax benefit related to the sale of two metal ends and closure plants for which there was no cash impact in first quarter. In addition, net income in 2015 included a pre-tax gain of $7.3 million on the sale of the metal ends and closure plants, accounting for the year-over-year increase in gain on disposition of assets reported on the cash flow statement. Lower year-over-year pension and postretirement plan contributions accounted for an increase in operating cash flows of $26.5 million. Trade accounts receivable increased in both the current and prior year periods, reflecting higher levels of business activity from their respective prior year ends; however, the magnitude of the increase was less significant in 2015 resulting in a decreased year-over-year use of cash of $19.2 million. Changes in inventories consumed $6.1 million of cash in the first three months of 2015 compared to using $3.2 million last year. Inventory levels typically increase during the first three months following a normal seasonal slowdown at year end. Trade accounts payable provided $7.1 million of cash in the first three months of 2015 compared with $11.3 million in the first three months of 2014. The $4.2 million difference is due to several factors, the most significant being resin purchases made and consumed during the first quarter of 2014, but still in accounts payable at March 30, 2014, and timing differences in the payment of certain freight and utility charges. Changes in income tax related items reduced the year-over-year increase in operating cash flows by $8.3 million, driven in large part by the timing and amounts of estimated payments

SONOCO PRODUCTS COMPANY

and refunds. Changes in Other Assets and Liabilities in the first three months of 2015 decreased operating cash flow by $3.2 million compared with a $5.7 million increase of operating cash flow in 2014. This year-over-year decrease in cash flow of $8.9 million was largely driven by the collection of deferred revenue items during 2014 and the timing of receipts of insurance proceeds and supplier rebates year over year.
Cash used in investing activities was $13.1 million in the first three months of 2015, compared with $35.4 million in the same period last year, a net decreased use of $22.3 million. The decrease in the net use of cash was driven by a year-over-year increase in proceeds from sale of assets as the Company completed the sale of a portion of its metal ends and closures business in February 2015 for cash proceeds of approximately $29.1 million. Partially offsetting this was a year-over-year increase of $3.2 million in capital spending. The change in "investment in affiliates and other, net" is primarily due to the purchase of long-term investment properties in Venezuela in 2015. Additional capital spending of approximately $210 million is expected during the remainder of 2015.
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

SONOCO PRODUCTS COMPANY

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
At March 29, 2015, the Company had commodity contracts outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. The total net fair market value of these instruments was an unfavorable position of $(5.8) million at March 29, 2015, and an unfavorable position of $(6.1) million at December 31, 2014. Natural gas, aluminum, OCC, and Benzene proxy hedge contracts covering an equivalent of 4.2 MMBTUs, 2,759 metric tons, 4,620 metric tons, and 360,000 gallons, respectively, were outstanding at March 29, 2015. Additionally, the Company had various currency contracts outstanding to fix the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments was a net unfavorable position of $(5.9) million at March 29, 2015, compared with a net unfavorable position of $(3.5) million at December 31, 2014. These contracts qualify as cash flow hedges and mature within twelve months of their respective reporting dates.
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
At March 29, 2015, the U.S. dollar had strengthened against most of the functional currencies of the Company's foreign operations compared to December 31, 2014, resulting in a translation loss of $63.0 million being recorded in accumulated other comprehensive income during the three months ended March 29, 2015.

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
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation, of our management, including our Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act") of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the CEO and CFO concluded that, due to the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the 2014 Form 10-K/A, filed on August 26, 2015, the Company's disclosure controls and procedures were not effective as of March 29, 2015 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include controls and procedures designed to ensure that information that is required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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

SONOCO PRODUCTS COMPANY

PART II. OTHER INFORMATION

Item 6.	Exhibits.

10.	Amendment to the Omnibus Benefit Restoration Plan of Sonoco Products Company (incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 29, 2015, filed on April 29, 2015)

31.	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

101.
The following materials from Sonoco Products Company’s amended Quarterly Report on Form 10-Q/A for the quarter ended March 29, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 29, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Income for the three months ended March 29, 2015 and March 30, 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 29, 2015 and March 30, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 29, 2015 and March 30, 2014, and (v) Notes to Condensed Consolidated Financial Statements.

SONOCO PRODUCTS COMPANY

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date: August 28, 2015	By:	/s/ Barry L. Saunders
Barry L. Saunders
Senior Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)

SONOCO PRODUCTS COMPANY

EXHIBIT INDEX

Exhibit Number	Description
10	Amendment to the Omnibus Benefit Restoration Plan of Sonoco Products Company (incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 29, 2015, filed on April 29, 2015)

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

101
The following materials from Sonoco Products Company’s amended Quarterly Report on Form 10-Q/A for the quarter ended March 29, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 29, 2015 and December 31, 2014 (ii) Condensed Consolidated Statements of Income for the three months ended March 29, 2015 and March 30, 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 29, 2015 and March 30, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 29, 2015 and March 30, 2014, and (v) Notes to Condensed Consolidated Financial Statements.