Form 10-Q
period 2015-09-27
SONOCO PRODUCTS CO
filed 2015-10-28
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at October 15, 2015:
Common stock, no par value: 100,938,184

SONOCO PRODUCTS COMPANY
INDEX

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements:	3

	Condensed Consolidated Balance Sheets - September 27, 2015 (unaudited) and December 31, 2014 (unaudited)	3

	Condensed Consolidated Statements of Income – Three and Nine Months Ended September 27, 2015 (unaudited) and September 28, 2014 (Restated)(unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income – Three and Nine Months Ended September 27, 2015 (unaudited) and September 28, 2014 (Restated)(unaudited)	5

	Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 27, 2015 (unaudited) and September 28, 2014 (Restated)(unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

	Report of Independent Registered Public Accounting Firm	32

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	48

Item 4.	Controls and Procedures.	48

PART II. OTHER INFORMATION		50

Item 1.	Legal Proceedings.	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	52

Item 6.	Exhibits.	52

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	September 27, 2015	December 31, 2014*
Assets
Current Assets
Cash and cash equivalents	$193,423	$161,168
Trade accounts receivable, net of allowances	688,476	653,737
Other receivables	38,063	38,580
Inventories:
Finished and in process	145,835	151,150
Materials and supplies	250,974	269,126
Prepaid expenses	53,920	61,071
Deferred income taxes	32,481	38,957
	1,403,172	1,373,789
Property, Plant and Equipment, Net	1,102,472	1,148,607
Goodwill	1,145,919	1,177,962
Other Intangible Assets, Net	256,143	280,935
Long-term Deferred Income Taxes	44,594	45,442
Other Assets	161,336	167,176
Total Assets	$4,113,636	$4,193,911
Liabilities and Equity
Current Liabilities
Payable to suppliers	$510,173	$517,228
Accrued expenses and other	324,401	334,086
Notes payable and current portion of long-term debt	129,022	52,280
Accrued taxes	11,117	8,599
	974,713	912,193
Long-term Debt, Net of Current Portion	1,073,043	1,200,885
Pension and Other Postretirement Benefits	438,724	444,231
Deferred Income Taxes	89,813	91,157
Other Liabilities	38,057	41,598
Commitments and Contingencies
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 100,937 and 100,603 shares issued and outstanding at September 27, 2015 and December 31, 2014, respectively	7,175	7,175
Capital in excess of stated value	399,736	396,980
Accumulated other comprehensive loss	(710,248)	(608,851)
Retained earnings	1,783,384	1,692,891
Total Sonoco Shareholders’ Equity	1,480,047	1,488,195
Noncontrolling Interests	19,239	15,652
Total Equity	1,499,286	1,503,847
Total Liabilities and Equity	$4,113,636	$4,193,911

*
The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
		(as Restated)		(as Restated)
Net sales	$1,242,592	$1,262,503	$3,697,234	$3,700,151
Cost of sales	1,013,219	1,040,059	3,007,155	3,038,996
Gross profit	229,373	222,444	690,079	661,155
Selling, general and administrative expenses	130,341	110,507	357,893	360,712
Restructuring/Asset impairment charges	19,551	5,908	29,637	11,571
Income before interest and income taxes	79,481	106,029	302,549	288,872
Interest expense	14,340	13,620	42,352	40,574
Interest income	653	702	1,843	1,878
Income before income taxes	65,794	93,111	262,040	250,176
Provision for income taxes	24,775	27,539	75,019	79,322
Income before equity in earnings of affiliates	41,019	65,572	187,021	170,854
Equity in earnings of affiliates, net of tax	2,976	2,294	7,291	6,896
Net income	$43,995	$67,866	$194,312	$177,750
Net (income) attributable to noncontrolling interests	(81)	(810)	(239)	(858)
Net income attributable to Sonoco	$43,914	$67,056	$194,073	$176,892
Weighted average common shares outstanding:
Basic	101,548	102,128	101,454	102,451
Diluted	102,405	103,087	102,387	103,425
Per common share:
Net income attributable to Sonoco:
Basic	$0.43	$0.66	$1.91	$1.73
Diluted	$0.43	$0.65	$1.90	$1.71
Cash dividends	$0.35	$0.32	$1.02	$0.95
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
		(as Restated)		(as Restated)
Net income	$43,995	$67,866	$194,312	$177,750
Other comprehensive income/(loss):
Foreign currency translation adjustments	(55,520)	(47,645)	(114,766)	(46,543)
Changes in defined benefit plans, net of tax	6,767	4,386	11,915	11,903
Changes in derivative financial instruments, net of tax	210	(1,229)	1,454	80
Other comprehensive income/(loss)	(48,543)	(44,488)	(101,397)	(34,560)
Comprehensive income/(loss)	(4,548)	23,378	92,915	143,190
Net (income) attributable to noncontrolling interests	(81)	(810)	(239)	(858)
Other comprehensive loss attributable to noncontrolling interests	4,413	250	4,574	115
Comprehensive (loss)/income attributable to Sonoco	$(216)	$22,818	$97,250	$142,447
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 27, 2015	September 28, 2014
		(as Restated)
Cash Flows from Operating Activities:
Net income	$194,312	$177,750
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	14,773	4,139
Depreciation, depletion and amortization	157,216	144,728
Gain on reversal of Fox River environmental reserves	(32,543)	—
Share-based compensation expense	4,783	11,789
Equity in earnings of affiliates	(7,291)	(6,896)
Cash dividends from affiliated companies	5,480	5,494
Net gain on disposition of assets	(6,473)	(1,173)
Pension and postretirement plan expense	42,844	29,780
Pension and postretirement plan contributions	(29,416)	(58,421)
Tax effect of share-based compensation exercises	3,515	2,341
Excess tax benefit of share-based compensation	(3,525)	(2,511)
Net (decrease)/increase in deferred taxes	(7,709)	16,715
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Trade accounts receivable	(70,794)	(100,006)
Inventories	(11,982)	1,018
Payable to suppliers	26,581	28,362
Prepaid expenses	(9,053)	(10,772)
Accrued expenses	45,346	24,743
Income taxes payable and other income tax items	3,717	12,406
Fox River environmental reserve spending	(796)	(15,000)
Other assets and liabilities	(845)	2,911
Net cash provided by operating activities	318,140	267,397
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(140,869)	(135,287)
Cost of acquisitions, net of cash acquired	(17,447)	(10,964)
Proceeds from the sale of assets	31,310	6,451
Investment in affiliates and other, net	(2,773)	(4,520)
Net cash used in investing activities	(129,779)	(144,320)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	57,311	30,526
Principal repayment of debt	(105,388)	(30,267)
Net increase in commercial paper	—	36,000
Net decrease in outstanding checks	(2,609)	(712)
Excess tax benefit of share-based compensation	3,525	2,511
Cash dividends	(102,702)	(96,446)
Shares acquired	(7,729)	(48,731)
Shares issued	1,307	2,482
Net cash used in financing activities	(156,285)	(104,637)
Effects of Exchange Rate Changes on Cash	179	(4,451)
Net Increase in Cash and Cash Equivalents	32,255	13,989
Cash and cash equivalents at beginning of period	161,168	217,567
Cash and cash equivalents at end of period	$193,423	$231,556
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 1: Restatement of Previously Issued Financial Statements
Misstatements at the Irapuato Packaging Center
As previously reported in its 2014 amended Annual Report on Form 10-K/A filed on August 26, 2015, the Company discovered certain accounting irregularities at a contract packaging center in Irapuato, Mexico, part of the Display and Packaging segment, in July 2015, in the course of closing its books for the second quarter of 2015.
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
Restatement Details
On August 26, 2015, the Company filed an amended Annual Report on Form 10-K/A for the year ended December 31, 2014 in which it restated the previously issued consolidated financial statements for the years ended December 31, 2014, 2013, and 2012, for the misstatements related to Irapuato. In addition, the previously issued consolidated financial statements were revised to reflect in the proper periods the previously recorded out-of-period adjustments discussed above.
On August 26, 2015, the Company also filed a Quarterly Report on Form 10-Q for the period ended June 28, 2015 in which it restated the previously issued condensed consolidated financial statements for the three- and six-month periods ended June 29, 2014. On August 28, 2015, the Company filed an amended Quarterly Report on Form 10-Q/A for the period ended March 29, 2015 in which it restated the previously issued condensed consolidated financial statements for the three-month periods ended March 29, 2015 and March 30, 2014.
Restated condensed consolidated financial statements for the three- and nine-month periods ended September 28, 2014, along with a reconciliation of the amounts previously reported to the restated amounts, are provided below.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

CONDENSED CONSOLIDATED STATEMENT OF INCOME
	Three Months Ended
	September 28, 2014 as Previously Reported	Effect of Restatement	September 28, 2014 as Restated
Net sales	$1,263,574	$(1,071)	$1,262,503
Cost of sales	1,035,910	4,149	1,040,059
Gross profit	227,664	(5,220)	222,444
Selling, general and administrative expenses	110,507	—	110,507
Restructuring/Asset impairment charges	5,908	—	5,908
Income before interest and income taxes	111,249	(5,220)	106,029
Interest expense	13,620	—	13,620
Interest income	702	—	702
Income before income taxes	98,331	(5,220)	93,111
Provision for income taxes	28,891	(1,352)	27,539
Income before equity in earnings of affiliates	69,440	(3,868)	65,572
Equity in earnings of affiliates, net of tax	2,294	—	2,294
Net income	$71,734	$(3,868)	$67,866
Net (income) attributable to noncontrolling interests	(810)	—	(810)
Net income attributable to Sonoco	$70,924	$(3,868)	$67,056
Weighted average common shares outstanding:
Basic	102,128	—	102,128
Diluted	103,087	—	103,087
Per common share:
Net income attributable to Sonoco:
Basic	$0.69	$(0.03)	$0.66
Diluted	$0.69	$(0.04)	$0.65
Cash dividends	$0.32	$—	$0.32

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended
	September 28, 2014 as Previously Reported	Effect of Restatement	September 28, 2014 as Restated
Net income	$71,734	$(3,868)	$67,866
Other comprehensive income/(loss):
Foreign currency translation adjustments	(48,018)	373	(47,645)
Changes in defined benefit plans, net of tax	4,386	—	4,386
Changes in derivative financial instruments, net of tax	(1,229)	—	(1,229)
Other comprehensive income/(loss)	(44,861)	373	(44,488)
Comprehensive income	26,873	(3,495)	23,378
Net (income) attributable to noncontrolling interests	(810)	—	(810)
Other comprehensive loss attributable to noncontrolling interests	250	—	250
Comprehensive income attributable to Sonoco	$26,313	$(3,495)	$22,818

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

CONDENSED CONSOLIDATED STATEMENT OF INCOME
	Nine Months Ended
	September 28, 2014 as Previously Reported	Effect of Restatement	September 28, 2014 as Restated
Net sales	$3,696,580	$3,571	$3,700,151
Cost of sales	3,024,876	14,120	3,038,996
Gross profit	671,704	(10,549)	661,155
Selling, general and administrative expenses	360,712	—	360,712
Restructuring/Asset impairment charges	11,571	—	11,571
Income before interest and income taxes	299,421	(10,549)	288,872
Interest expense	40,574	—	40,574
Interest income	1,878	—	1,878
Income before income taxes	260,725	(10,549)	250,176
Provision for income taxes	82,053	(2,731)	79,322
Income before equity in earnings of affiliates	178,672	(7,818)	170,854
Equity in earnings of affiliates, net of tax	6,896	—	6,896
Net income	$185,568	$(7,818)	$177,750
Net (income) attributable to noncontrolling interests	(858)	—	(858)
Net income attributable to Sonoco	$184,710	$(7,818)	$176,892
Weighted average common shares outstanding:
Basic	102,451	—	102,451
Diluted	103,425	—	103,425
Per common share:
Net income attributable to Sonoco:
Basic	$1.80	$(0.07)	$1.73
Diluted	$1.79	$(0.08)	$1.71
Cash dividends	$0.95	$—	$0.95

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Nine Months Ended
	September 28, 2014 as Previously Reported	Effect of Restatement	September 28, 2014 as Restated
Net income	$185,568	$(7,818)	$177,750
Other comprehensive income/(loss):
Foreign currency translation adjustments	(46,854)	311	(46,543)
Changes in defined benefit plans, net of tax	387	11,516	11,903
Changes in derivative financial instruments, net of tax	80	—	80
Other comprehensive income/(loss)	(46,387)	11,827	(34,560)
Comprehensive income	139,181	4,009	143,190
Net (income) attributable to noncontrolling interests	(858)	—	(858)
Other comprehensive loss attributable to noncontrolling interests	115	—	115
Comprehensive income attributable to Sonoco	$138,438	$4,009	$142,447

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
	Nine Months Ended
	September 28, 2014 as Previously Reported	Effect of Restatement	September 28, 2014 as Restated
Cash Flows from Operating Activities:
Net income	$185,568	$(7,818)	$177,750
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	4,139	—	4,139
Depreciation, depletion and amortization	144,728	—	144,728
Gain on reversal of Fox River environmental reserves	—	—	—
Share-based compensation expense	11,789	—	11,789
Equity in earnings of affiliates	(6,896)	—	(6,896)
Cash dividends from affiliated companies	5,494	—	5,494
Gain on disposition of assets	(1,173)	—	(1,173)
Pension and postretirement plan expense	29,780	—	29,780
Pension and postretirement plan contributions	(58,421)	—	(58,421)
Tax effect of share-based compensation exercises	2,341	—	2,341
Excess tax benefit of share-based compensation	(2,511)	—	(2,511)
Net change in deferred taxes	18,076	(1,361)	16,715
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Trade accounts receivable	(102,862)	2,856	(100,006)
Inventories	1,018	—	1,018
Payable to suppliers	28,661	(299)	28,362
Prepaid expenses	(10,772)	—	(10,772)
Accrued expenses	20,823	3,920	24,743
Income taxes payable and other income tax items	13,776	(1,370)	12,406
Fox River environmental reserve spending	(15,000)	—	(15,000)
Other assets and liabilities	(1,161)	4,072	2,911
Net cash provided by operating activities	267,397	—	267,397
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(135,287)	—	(135,287)
Cost of acquisitions, net of cash acquired	(10,964)	—	(10,964)
Proceeds from the sale of assets	6,451	—	6,451
Investment in affiliates and other, net	(4,520)	—	(4,520)
Net cash used in investing activities	(144,320)	—	(144,320)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	30,526	—	30,526
Principal repayment of debt	(30,267)	—	(30,267)
Net increase in commercial paper	36,000	—	36,000
Net decrease in outstanding checks	(712)	—	(712)
Excess tax benefit of share-based compensation	2,511	—	2,511
Cash dividends	(96,446)	—	(96,446)
Shares acquired	(48,731)	—	(48,731)
Shares issued	2,482	—	2,482
Net cash used in financing activities	(104,637)	—	(104,637)
Effects of Exchange Rate Changes on Cash	(4,451)	—	(4,451)
Net Decrease in Cash and Cash Equivalents	13,989	—	13,989
Cash and cash equivalents at beginning of period	217,567	—	217,567
Cash and cash equivalents at end of period	$231,556	$—	$231,556

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 2: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three and nine months ended September 27, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2014.
With respect to the unaudited condensed consolidated financial information of the Company for the three- and nine-month periods ended September 27, 2015 and September 28, 2014 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 28, 2015 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.
Note 3: New Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-11, "Simplifying the Measurement of Inventory." ASU 2015-11 requires that inventory be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory measured using last-in, first-out or the retail inventory method are excluded from the scope of this update which is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 31, 2017. The new guidance does not represent a change from the Company’s current policy to measure inventory at lower of cost or net realizable value; therefore, implementation of ASU 2015-11 will not have a material impact on the Company's consolidated financial statements.
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
During the three- and nine-month periods ended September 27, 2015, there have been no other newly issued nor newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements. Further, at September 27, 2015, there were no other pronouncements pending adoption that are expected to have a material impact on the Company’s consolidated financial statements.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 4: Acquisitions
On September 21, 2015, the Company acquired the high-density wood plug business from Smith Family Companies, Inc. Total consideration for the acquisition was $2,850, including cash of $1,750 and a contingent purchase liability of $1,100. The purchase price was allocated to the intangible assets acquired, including $2,750 to customer lists and $100 to a non-compete agreement. The Company will manufacture these wood plugs at its existing facility in Hartselle, Alabama. The acquisition, part of the Company's Paper and Industrial Converted Products segment, is expected to add approximately $3,700 of annual sales. The contingent liability will be paid within 30 days of the second anniversary of the acquisition if targeted levels of sales are maintained.
On April 1, 2015, the Company completed the acquisition of a 67% controlling interest in Graffo Paranaense de Embalagens S/A ("Graffo"), a flexible packaging business located in Brazil. Graffo serves the confectionery, dairy, pharmaceutical and tobacco markets in Brazil with approximately 230 employees. It is expected to generate annual sales of approximately $30,000. Total consideration paid for Graffo was approximately $18,334, including cash of $15,697, and debt assumed totaling $2,637. The allocation of the purchase price of Graffo to the tangible and intangible assets acquired and liabilities assumed was based on the Company's preliminary estimates of their fair value, based on the information currently available. In conjunction with this acquisition, the Company has preliminarily recorded net tangible assets of $5,438, goodwill of $10,147 (all of which is expected to be tax deductible), identifiable intangibles of $10,671, and a noncontrolling interest of $7,922. Factors comprising goodwill include the ability to leverage product offerings across a broader customer base and the value of the assembled workforce. The Company is continuing to finalize its valuation of certain assets and liabilities, including, but not limited to, identifiable intangibles and deferred taxes, and expects to complete the valuation during the fourth quarter of 2015.
On October 31, 2014, the Company completed the acquisition of Weidenhammer Packaging Group (“Weidenhammer”), a manufacturer of composite cans, drums, and luxury tubes, as well as rigid plastic containers using thin-walled injection molding technology with in-mold labeling. Total consideration paid for Weidenhammer was $355,316, subject to adjustment for the change in working capital to the date of close. The amount of the adjustment is expected to be finalized in the fourth quarter of 2015. As the acquisition was completed near the end of the year, the allocation of the purchase price reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, was based on provisional estimates of the fair value of the tangible and intangible assets acquired and liabilities assumed. During the first half of 2015, the Company finalized its valuations of most of the acquired assets and liabilities based on information obtained about facts and circumstances that existed as of the acquisition date. As a result, adjustments were made to the provisional fair values that reduced long-term deferred income tax liabilities and goodwill by $4,974 at December 31, 2014. The amounts shown in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2014, have been adjusted to reflect these changes. The Company is finalizing the assessment of the valuation of certain assets and liabilities, including, but not limited to, income taxes and environmental reserves, and expects the valuation to be completed by the first anniversary of the acquisition.
Acquisition-related costs of $288 and $1,680 were incurred in the three months ended September 27, 2015 and September 28, 2014, respectively. These costs totaled $3,536 and $2,950 for the nine months ended September 27, 2015 and September 28, 2014, respectively. Acquisition-related costs consist primarily of legal and professional fees and are included in "Selling, general and administrative expenses" in the Company's Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 5: Shareholders' Equity
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
		(as Restated)		(as Restated)
Numerator:
Net income attributable to Sonoco	$43,914	$67,056	$194,073	$176,892
Denominator:
Weighted average common shares outstanding:
Basic	101,548,000	102,128,000	101,454,000	102,451,000
Dilutive effect of stock-based compensation	857,000	959,000	933,000	974,000
Diluted	102,405,000	103,087,000	102,387,000	103,425,000
Reported net income attributable to Sonoco per common share:
Basic	$0.43	$0.66	$1.91	$1.73
Diluted	$0.43	$0.65	$1.90	$1.71
Certain stock appreciation rights to purchase shares of the Company's common stock are not dilutive because the exercise price is greater than the market price of the stock at the end of the reporting period. The average number of stock appreciation rights that were not dilutive and therefore not included in the computation of diluted earnings per share was 1,165,126 and 718,845 during the three- and nine-month periods ended September 27, 2015, respectively, and 638,160 and 640,901 during the three- and nine-month periods ended September 28, 2014, respectively. No adjustments were made to reported net income attributable to Sonoco in the computations of earnings per share.
Stock Repurchases
The Company’s Board of Directors has authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. A total of 2,000,000 and 132,500 shares were repurchased under this authorization in 2014 and 2013, respectively. During the nine months ended September 27, 2015, no additional shares were purchased; accordingly, at September 27, 2015, a total of 2,867,500 shares remain available for repurchase.
The Company frequently repurchases shares of its common stock to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 169,590 shares in the nine months ended September 27, 2015 at a cost of $7,729, and 87,583 shares in the nine months ended September 28, 2014 at a cost of $3,718.
Dividend Declarations
On July 14, 2015, the Board of Directors declared a regular quarterly dividend of $0.35 per share. This dividend was paid on September 10, 2015 to all shareholders of record as of August 14, 2015.
On October 19, 2015, the Board of Directors declared a regular quarterly dividend of $0.35 per share. This dividend is payable December 10, 2015 to all shareholders of record as of November 13, 2015.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 6: Restructuring and Asset Impairment
The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2015 and 2014 are reported as “2015 Actions” and “2014 Actions,” respectively. Actions initiated prior to 2014, all of which were substantially complete at September 27, 2015, are reported as “2013 and Earlier Actions.”
Following are the total restructuring and asset impairment charges/(credits), net of adjustments, and gains on dispositions recognized by the Company during the periods presented:

	2015		2014
	Third Quarter	Nine Months	Third Quarter	Nine Months
Restructuring/Asset impairment:
2015 Actions	$7,125	$15,033	$—	$—
2014 Actions	418	2,027	1,928	6,256
2013 and Earlier Actions	(57)	512	1,250	2,585
Other asset impairments	12,065	12,065	2,730	2,730
Restructuring/Asset impairment charges	$19,551	$29,637	$5,908	$11,571
Income tax benefit	$(1,574)	$(16,850)	$(1,954)	$(3,342)
Costs attributable to noncontrolling interests, net of tax	(5)	(75)	(11)	(26)
Total impact of restructuring/asset impairment charges, net of tax	$17,972	$12,712	$3,943	$8,203
Pre-tax restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Condensed Consolidated Statements of Income.
When recognizable in accordance with GAAP, the Company expects to recognize future additional charges totaling approximately $6,500 in connection with announced restructuring actions, and believes that the majority of these charges will be incurred by the end of 2015 and paid by mid-2016. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions may be undertaken.
2015 Actions
During 2015, the Company announced the closure of four rigid paper facilities - two in the United States, one in Canada, and one in the United Kingdom (part of the Consumer Packaging segment). The Company also closed a production line at one of its thermoforming plants in the United States (part of the Consumer Packaging segment) and sold a portion of its metal ends and closures business in the United States (part of the Consumer Packaging segment). The Company announced the closure of a Tubes and Cores plant (part of the Paper and Industrial Converted Products division) and a printed backer card facility (part of the Display and Packaging segment) in the United States. In addition, approximately 210 positions were eliminated in the first three quarters of 2015 in conjunction with the Company's announced ongoing organizational effectiveness efforts.
Below is a summary of 2015 Actions and related expenses by segment and by type incurred and estimated to be incurred through completion.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

2015 Actions	Third Quarter 2015	Total Incurred to Date	Estimated Total Cost
Severance and Termination Benefits
Consumer Packaging	$2,997	$7,465	$11,665
Display and Packaging	576	780	880
Paper and Industrial Converted Products	$2,300	$7,362	$7,562
Protective Solutions	39	39	39
Corporate	210	2,409	2,759
Asset Impairment / Disposal of Assets
Consumer Packaging	(53)	(4,883)	(4,883)
Display and Packaging	194	211	211
Paper and Industrial Converted Products	230	451	451
Other Costs
Consumer Packaging	441	936	1,936
Display and Packaging	89	89	289
Paper and Industrial Converted Products	102	163	413
Corporate	—	11	11
Total Charges and Adjustments	$7,125	$15,033	$21,333
The following table sets forth the activity in the 2015 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2015 Actions	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity 2015 Year to Date
Liability at December 31, 2014	$—	$—	$—	$—
2015 charges/(income)	18,055	(4,221)	1,199	15,033
Cash receipts/(payments)	(7,284)	29,145	(1,199)	20,662
Asset write downs/disposals	—	(24,924)	—	(24,924)
Foreign currency translation	(185)	—	—	(185)
Liability at March 29, 2015	$10,586	$—	$—	$10,586
Included in "Asset Impairment/Disposal of Assets" above is a gain of $7,224 from the sale of a portion of the Company's metal ends and closures business, including two production facilities in Canton, Ohio. The Company received proceeds of $29,128 from the sale of this business. Assets disposed of in connection with the sale included: net fixed assets of $9,806, inventory of $7,158, goodwill of $1,727, and other intangible assets of $3,516. Liabilities of $303 were assumed by the buyer and disposed of under the terms of the sale. Beneficial tax attributes associated with this disposition provided an income tax benefit of approximately $9,200. Also included are asset impairment charges totaling $3,003 relating primarily to the closure of a thermoforming line in Waynesville, North Carolina.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Below is a summary of 2014 Actions and related expenses by segment and by type incurred and estimated to be incurred through completion.

	2015		2014		Total Incurred to Date	Estimated Total Cost
2014 Actions	Third Quarter	Nine Months	Third Quarter	Nine Months
Severance and Termination Benefits
Consumer Packaging	$33	$836	$136	$824	$1,686	$1,686
Display and Packaging	(9)	(9)	590	590	585	585
Paper and Industrial Converted Products	—	127	295	2,878	3,404	3,404
Protective Solutions	(15)	(2)	182	370	758	758
Asset Impairment / Disposal of Assets
Consumer Packaging	$—	—	631	631	2,446	2,446
Paper and Industrial Converted Products	—	—	(27)	665	781	781
Protective Solutions	100	133	—	—	468	468
Other Costs
Consumer Packaging	$14	90	19	39	7,310	7,310
Display and Packaging	—	21	4	4	2,756	2,756
Paper and Industrial Converted Products	82	381	105	77	1,028	1,078
Protective Solutions	213	450	(7)	178	788	838
Total Charges and Adjustments	$418	$2,027	$1,928	$6,256	$22,010	$22,110
The following table sets forth the activity in the 2014 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2014 Actions	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity 2015 Year to Date
Liability at December 31, 2014	$859	$—	$463	$1,322
2015 charges	1,048	133	994	2,175
Adjustments	(96)	—	(52)	(148)
Cash payments	(1,402)	—	(1,389)	(2,791)
Asset write downs/disposals	—	(133)	—	(133)
Foreign currency translation	—	—	(16)	(16)
Liability at March 29, 2015	$409	$—	$—	$409
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
The Company expects to recognize future pretax charges of approximately $100 associated with 2013 and Earlier Actions.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Below is a summary of expenses/(income) incurred by segment for 2013 and Earlier Actions for the three- and nine-month periods ended September 27, 2015 and September 28, 2014.

	2015		2014
2013 & Earlier Actions	Third Quarter	Nine Months	Third Quarter	Nine Months
Consumer Packaging	$—	$—	$(395)	$(617)
Display and Packaging	—	(39)	105	523
Paper and Industrial Converted Products	(57)	551	1,541	2,619
Protective Solutions	—	—	26	87
Corporate	—	—	(27)	(27)
Total Charges and Adjustments	$(57)	$512	$1,250	$2,585
The accrual for 2013 and Earlier Actions totaled $664 and $1,990 at September 27, 2015 and December 31, 2014, respectively, and is included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. The accrual relates primarily to environmental remediation costs at a former paper mill in the United States and unpaid severance. The Company expects the majority of both the liability and the future costs associated with 2013 and Earlier Actions to be paid by the end of 2015 using cash generated from operations.
Other Asset Impairments
In addition to the restructuring charges discussed above, as a result of recent significant inflationary increases, and to avoid distortion of its consolidated results from translation of its Venezuelan operations, during the third quarter of 2015 the Company began translating its Venezuelan operations using the most current published Venezuelan exchange rate (the SIMADI rate) of 198 bolivars to the dollar rather than continue using the official rate of 6.3 bolivars to 1 U.S. dollar. This resulted in a foreign exchange remeasurement loss on net monetary assets. In addition, the use of the significantly higher SIMADI rate resulted in the need to recognize impairment charges against inventories and certain long-term nonmonetary assets as the U.S. dollar value of projected future cash flows from these assets was no longer sufficient to recover their U.S. dollar carrying values. The combined impact of the impairment charges and remeasurement loss was $12,065 on both a before and after-tax basis.
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
These asset impairment charges and remeasurement loss are included in “Restructuring/Asset impairment charges” in the Company’s Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 7: Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in the balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the nine months ended September 27, 2015 and September 28, 2014:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items (as Restated)	Foreign Currency Items (as Restated)	Accumulated Other Comprehensive Loss (as Restated)
Balance at December 31, 2014	$(5,962)	$(475,286)	$(127,603)	$(608,851)
Other comprehensive income/(loss) before reclassifications	1,844	(8,239)	(114,766)	(121,161)
Amounts reclassified from accumulated other comprehensive loss to net income	(153)	20,154	—	20,001
Amounts reclassified from accumulated other comprehensive loss to fixed assets	(237)	—	—	(237)
Net current-period other comprehensive income/(loss)	1,454	11,915	(114,766)	(101,397)
Balance at September 27, 2015	$(4,508)	$(463,371)	$(242,369)	$(710,248)

Balance at December 31, 2013	$(262)	$(344,622)	$(24,985)	$(369,869)
Other comprehensive income/(loss) before reclassifications	1,261	(531)	(46,543)	(45,813)
Amounts reclassified from accumulated other comprehensive loss to net income	(1,192)	12,434	—	11,242
Amounts reclassified from accumulated other comprehensive loss to fixed assets	11	—	—	11
Net current-period other comprehensive income/(loss)	80	11,903	(46,543)	(34,560)
Balance at September 28, 2014	$(182)	$(332,719)	$(71,528)	$(404,429)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The following table summarizes the effects on net income of significant amounts classified out of each component of accumulated other comprehensive loss for the three- and nine-month periods ended September 27, 2015 and September 28, 2014:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended		Nine Months Ended
Details about Accumulated Other Comprehensive Loss Components	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014	Affected Line Item in the Condensed Consolidated Statements of Net Income
Gains and losses on cash flow hedges
Foreign exchange contracts	$2,757	$241	$4,010	$(1,669)	Net sales
Foreign exchange contracts	1,965	232	3,437	2,343	Cost of sales
Commodity contracts	(2,245)	123	(7,202)	1,248	Cost of sales
	2,477	596	245	1,922	Total before tax
	(767)	(303)	(92)	(730)	Tax (provision)/benefit
	$1,710	$293	$153	$1,192	Net of tax
Defined benefit pension items
Amortization of defined benefit pension items(a)	$(8,059)	$(4,868)	$(23,931)	$(14,482)	Cost of sales
Amortization of defined benefit pension items(a)	(2,686)	(1,622)	(7,976)	(4,826)	Selling, general and administrative
	(10,745)	(6,490)	(31,907)	(19,308)	Total before tax
	3,973	2,195	11,753	6,874	Tax benefit
	$(6,772)	$(4,295)	$(20,154)	$(12,434)	Net of tax
Total reclassifications for the period	$(5,062)	$(4,002)	$(20,001)	$(11,242)	Net of tax

(a)	See Note 11 for additional details.
At September 27, 2015, the Company had commodity contracts outstanding to fix the costs of certain anticipated purchases of natural gas and aluminum, and foreign currency contracts to hedge certain anticipated foreign currency denominated sales and purchases. The amounts included in accumulated other comprehensive loss related to these cash flow hedges were net losses of $7,206 ($4,508 after tax) at September 27, 2015, and net losses of $9,617 ($5,962 after tax) at December 31, 2014.
The cumulative tax benefit on Cash Flow Hedges included in Accumulated Other Comprehensive Loss was $2,698 at September 27, 2015, and $3,655 at December 31, 2014. During the three- and nine- month periods ended September 27, 2015, the tax benefit on Cash Flow Hedges changed by $(368) and $(957), respectively.
The cumulative tax benefit on Defined Benefit Pension Items was $250,306 at September 27, 2015, and $256,840 at December 31, 2014. During the three- and nine-month periods ended September 27, 2015, the tax benefit on Defined Benefit Pension Items changed by $(3,965) and $(6,534), respectively.
During the three- and nine- month periods ended September 27, 2015, changes in noncontrolling interests included foreign currency translation adjustments of $(4,413) and $(4,574), respectively.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 8: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill by segment for the nine months ended September 27, 2015 is as follows:

	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Goodwill at December 31, 2014	$508,582	$204,629	$243,586	$221,165	$1,177,962
Acquisitions	10,147	—	—	—	10,147
Dispositions	(1,727)	—	—	—	(1,727)
Foreign currency translation	(27,582)	—	(12,881)	—	(40,463)
Goodwill at September 27, 2015	$489,420	$204,629	$230,705	$221,165	$1,145,919
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
The Company assesses goodwill for impairment annually and from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. The Company completed its most recent annual goodwill impairment testing during the third quarter of 2015. Goodwill is tested for impairment using either a qualitative evaluation or a quantitative test. The qualitative evaluation considers factors such as the macroeconomic environment, Company stock price and market capitalization movement, business strategy changes, and significant customer wins and losses. The quantitative test considers factors such as the amount by which estimated fair value exceeds current carrying value, current year operating performance as compared to prior projections, and implied fair values from comparable trading and transaction multiples. Based on the results of its qualitative and quantitative assessments, the Company concluded that there was no impairment of goodwill for any of its reporting units.
When calculated, reporting unit estimated fair values reflect a number of significant management assumptions and estimates including the Company's forecast of sales volumes and prices, profit margins, income taxes, capital expenditures and changes in working capital requirements. Changes in these assumptions and/or discount rates could materially impact the estimated fair values.
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
Because the Company's assessments incorporate management's expectations for the future, including forecasted growth and/or margin improvements, if there are changes in the relevant facts and circumstances and/or expectations, management's assessment regarding goodwill impairment may change as well. In considering the level of uncertainty regarding the potential for goodwill impairment, management has concluded that any such impairment would likely be the result of adverse changes in more than one assumption.
Although no reporting units failed the assessments noted above, in management’s opinion, the reporting units having the greatest risk of a significant future impairment if actual results fall short of expectations are Plastics – Blowmolding, Display and Packaging, and Paper and Industrial Converted Products - Europe. Total goodwill associated with these reporting units was approximately $116,400, $204,600, and $88,500, respectively, at September 27, 2015. A large portion of sales in the Display and Packaging reporting unit is concentrated in one customer. Management expects to retain this business; however, if a significant amount were lost and not replaced, it is possible that a goodwill impairment charge would be incurred.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

There were no triggering events identified between the most recent annual impairment test and September 27, 2015.

Other Intangible Assets
A summary of other intangible assets as of September 27, 2015 and December 31, 2014 is as follows:

	September 27, 2015	December 31, 2014
Other Intangible Assets, gross
Patents	$12,963	$13,883
Customer lists	385,818	385,466
Trade names	19,271	19,366
Proprietary technology	17,748	17,786
Land use rights	293	320
Other	1,281	1,309
Other Intangible Assets, gross	$437,374	$438,130
Accumulated Amortization	$(181,231)	$(157,195)
Other Intangible Assets, net	$256,143	$280,935
Other intangible assets are amortized on a straight-line basis over their respective useful lives, which generally range from three to forty years. The Company has no intangible assets with indefinite lives.
The Company recorded $13,521 of identifiable intangible assets in connection with 2015 acquisitions, the vast majority of which related to customer lists. These customer lists will be amortized over their average expected useful life of approximately 12 years. See Note 4 for additional information. Also during 2015, the Company disposed of customer lists totaling $3,516 in connection with the sale of a portion of its metal ends and closures business, including two production facilities in Canton, Ohio. See Note 6 for additional information.
Aggregate amortization expense was $8,533 and $7,040 for the three months ended September 27, 2015 and September 28, 2014, respectively, and $24,857 and $20,863 for the nine months ended September 27, 2015 and September 28, 2014, respectively . Amortization expense on other intangible assets is expected to total approximately $33,700 in 2015, $33,000 in 2016, $32,200 in 2017, $31,600 in 2018 and $30,200 in 2019.

Note 9: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	September 27, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$1,073,043	$1,153,067	$1,200,885	$1,322,795
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

Cash Flow Hedges

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

At September 27, 2015 and December 31, 2014, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. These contracts, which have maturities ranging from July 2015 to December 2016, qualify as cash flow hedges under U.S. GAAP. To the extent considered effective, the changes in fair value of these contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which the hedged item impacts earnings. The Company has determined all hedges to be highly effective and as a result no material ineffectiveness has been recorded.
Commodity Cash Flow Hedges
The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas and aluminum. At September 27, 2015, natural gas swaps covering approximately 5.9 MMBTUs were outstanding. These contracts represent approximately 74% and 74% of anticipated U.S. and Canadian usage for the remainder of 2015 and 2016, respectively. Additionally, the Company had swap contracts covering 1,224 metric tons of aluminum and 660 short tons of OCC, representing approximately 52% and 1% of anticipated usage for the remainder of 2015, respectively. The fair values of the Company’s commodity cash flow hedges netted to loss positions of $(4,050) and $(6,086) at September 27, 2015 and December 31, 2014, respectively. The amount of the loss included in Accumulated Other Comprehensive Loss at September 27, 2015, that is expected to be reclassified to the income statement during the next twelve months is $(3,575).
Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases forecast to occur in 2015. The net positions of these contracts at September 27, 2015 were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	4,440,059
Mexican peso	purchase	97,696
Canadian dollar	purchase	14,465
Euro	purchase	7,307
Turkish lira	purchase	2,256
Russian ruble	purchase	304
Polish zloty	purchase	275
New Zealand dollar	sell	(840)
Australian dollar	sell	(1,616)
British pound	sell	(2,366)
The fair value of these foreign currency cash flow hedges netted to a loss position of $(3,236) at September 27, 2015 and $(3,526) at December 31, 2014, respectively. During the nine months ended September 27, 2015, certain foreign currency cash flow hedges related to construction in progress were settled as the related capital expenditures were made. Gains from these hedges totaling $237 were reclassified from accumulated other comprehensive loss and included in the carrying value of the assets acquired. During the next twelve months, a loss of $(3,215) is expected to be reclassified from Accumulated Other Comprehensive Loss to the income statement.
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

The net positions of these contracts at September 27, 2015, were as follows (in thousands):

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Currency	Action	Quantity
Colombian peso	purchase	36,757,020
Mexican peso	purchase	237,727
British pound	sell	—
Euro	sell	(19,175)
The fair value of the Company’s other derivatives was $(2,478) and $(1,098) at September 27, 2015 and December 31, 2014, respectively.
 The following table sets forth the location and fair values of the Company’s derivative instruments at September 27, 2015 and December 31, 2014:

Description	Balance Sheet Location	September 27, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Commodity Contracts	Accrued expenses and other	$(3,641)	$(5,808)
Commodity Contracts	Other liabilities	$(409)	$(278)
Foreign Exchange Contracts	Prepaid expenses	$1,087	$574
Foreign Exchange Contracts	Accrued expenses and other	$(4,323)	$(4,100)
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Prepaid expenses	$91	$68
Foreign Exchange Contracts	Accrued expenses and other	$(2,569)	$(1,166)
While certain of the Company’s derivative contract arrangements with its counterparties provide for the ability to settle contracts on a net basis, the Company reports its derivative positions on a gross basis. There are no collateral arrangements or requirements in these agreements.
The following tables set forth the effect of the Company's derivative instruments on financial performance for the three months ended September 27, 2015 and September 28, 2014:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships:
Three months ended September 27, 2015
Foreign Exchange Contracts	$4,784	Net sales	$2,757	Net sales	$—
		Cost of sales	$1,965
Commodity Contracts	$(1,728)	Cost of sales	$(2,244)	Cost of sales	$(30)
Three months ended September 28, 2014
Foreign Exchange Contracts	$(55)	Net sales	$241	Net sales	$—
		Cost of sales	$232
Commodity Contracts	$(1,250)	Cost of sales	$123	Cost of sales	$44

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Description	Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Derivatives not Designated as Hedging Instruments:
Three months ended September 27, 2015
Foreign Exchange Contracts	Cost of sales	$(1,972)
	Selling, general and administrative	$(141)
Three months ended September 28, 2014
Foreign Exchange Contracts	Cost of sales	$77
	Selling, general and administrative	$(194)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the nine months ended September 27, 2015 and September 28, 2014:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships:
Nine months ended September 27, 2015
Foreign Exchange Contracts	$7,974	Net sales	$4,010	Net sales	$—
		Cost of sales	$3,437
Commodity Contracts	$(5,080)	Cost of sales	$(7,201)	Cost of sales	$80
Nine months ended September 28, 2014
Foreign Exchange Contracts	$420	Net sales	$(1,669)	Net sales	$—
		Cost of sales	$2,343
Commodity Contracts	$1,519	Cost of sales	$1,248	Cost of sales	$—

Description	Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Derivatives not Designated as Hedging Instruments:
Nine months ended September 27, 2015
Foreign Exchange Contracts	Cost of sales	$(1,601)
	Selling, general and administrative	$(127)
Nine months ended September 28, 2014
Foreign Exchange Contracts	Cost of sales	$(359)
	Selling, general and administrative	$(41)

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
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	September 27, 2015	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(4,050)	$—	$(4,050)	$—
Foreign exchange contracts	(3,236)	—	(3,236)	—
Non-hedge derivatives, net:
Foreign exchange contracts	(2,478)	—	(2,478)	—
Deferred compensation plan assets	915	915	—	—

Description	December 31, 2014	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(6,086)	$—	$(6,086)	$—
Foreign exchange contracts	(3,526)	—	(3,526)	—
Non-hedge derivatives, net:
Foreign exchange contracts	(1,098)	—	(1,098)	—
Deferred compensation plan assets	944	944	—	—
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
The Company does not currently have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company’s financial assets or liabilities is measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the three- and nine-month periods ended September 27, 2015.

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
The components of net periodic benefit cost include the following:

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Retirement Plans
Service cost	$5,735	$5,491	$17,076	$16,283
Interest cost	17,657	18,376	52,419	54,684
Expected return on plan assets	(23,485)	(23,290)	(69,738)	(69,342)
Amortization of net transition obligation	39	102	120	303
Amortization of prior service cost	185	168	552	497
Amortization of net actuarial loss	10,581	6,630	31,414	19,726
Net periodic benefit cost	$10,712	$7,477	$31,843	$22,151
Retiree Health and Life Insurance Plans
Service cost	$195	$181	$579	$539
Interest cost	228	258	675	768
Expected return on plan assets	(411)	(398)	(1,218)	(1,187)
Amortization of prior service credit	(26)	(345)	(77)	(1,026)
Amortization of net actuarial loss	(34)	(65)	(102)	(192)
Net periodic benefit income	$(48)	$(369)	$(143)	$(1,098)

The Company made aggregate contributions of $16,551 and $46,372 to its defined benefit retirement and retiree health and life insurance plans during the nine months ended September 27, 2015 and September 28, 2014, respectively. The Company anticipates that it will make additional aggregate contributions of approximately $6,000 to its defined benefit retirement and retiree health and life insurance plans over the remainder of 2015.

Sonoco Investment and Retirement Plan (SIRP)
The Company recognized SIRP expense totaling $4,215 and $3,242 for the quarters ended September 27, 2015 and September 28, 2014, respectively, and $11,144 and $8,728 for the nine-month periods ended September 27, 2015 and September 28, 2014, respectively. Contributions to the SIRP, funded annually in the first quarter, totaled $12,865 during the nine months ended September 27, 2015, and $12,049 during the nine months ended September 28, 2014. No additional SIRP contributions are expected during the remainder of 2015.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 12: Income Taxes
The Company’s effective tax rate for the three- and nine-month periods ending September 27, 2015, was 37.7% and 28.6%, respectively, and its effective tax rate for the three- and nine-month periods ended September 28, 2014, was 29.6% and 31.7%, respectively. The rates for the three and nine-month periods of both years varied from the U.S. statutory rate due primarily to the favorable effect of certain international operations that are subject to tax rates generally lower than the U.S. rate, the favorable effect of the manufacturer’s deduction on U.S. taxes, and the effect of changes in uncertain tax positions. The rate for the three-month period ended September 27, 2015, however, was higher than the U.S. statutory rate due to the foreign exchange related impairment charges of the Company's Venezuelan assets, for which no tax benefit was recorded. The effective tax rate for the nine-month period ended September 27, 2015, while also impacted by the Venezuelan impairment, was reduced by the release of a valuation allowance against tax loss carryforwards in Spain in the second quarter and by the recognition of beneficial tax attributes associated with the disposition of the Company's Canton, Ohio metal ends and closures facilities in the first quarter.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, or non-U.S., income tax examinations by tax authorities for years before 2012. With respect to state and local income taxes, the Company is no longer subject to examination for years prior to 2010, with few exceptions.
The Company’s total liability for uncertain tax benefits has not changed significantly since December 31, 2014. The Company has $2,200 of reserves for uncertain tax benefits for which it believes it is reasonably possible that a resolution may be reached within the next twelve months. Although the Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental, management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis. The Company has operations and pays taxes in many countries outside of the U.S. and taxes on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that loss of those benefits would have a material effect on the Company’s overall effective tax rate.

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
The following table sets forth net sales, intersegment sales and operating profit for the Company’s reportable segments. “Segment operating profit” is defined as the segment’s portion of “Income before interest and income taxes” excluding restructuring charges, asset impairment charges, acquisition-related costs, and certain other items, if any, the exclusion of which the Company believes improves comparability and analysis of the financial performance of the

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

business. General corporate expenses have been allocated as operating costs to each of the Company’s reportable segments. "Other, net" for the nine months ended September 27, 2015, is largely composed of a $32,543 reversal of environmental liability reserves related to Fox River.

SEGMENT FINANCIAL INFORMATION

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
		(as Restated)		(as Restated)
Net sales:
Consumer Packaging	$521,499	$479,609	$1,572,490	$1,418,200
Display and Packaging	162,945	177,364	450,334	497,543
Paper and Industrial Converted Products	427,753	480,741	1,298,940	1,426,367
Protective Solutions	130,395	124,789	375,470	358,041
Consolidated	$1,242,592	$1,262,503	$3,697,234	$3,700,151
Intersegment sales:
Consumer Packaging	$1,587	$1,008	$4,588	$2,916
Display and Packaging	523	385	1,371	1,165
Paper and Industrial Converted Products	26,243	25,824	78,832	78,822
Protective Solutions	731	366	1,796	1,752
Consolidated	$29,084	$27,583	$86,587	$84,655
Income before interest and income taxes:
Segment operating profit:
Consumer Packaging	$55,282	$49,769	$166,840	$140,783
Display and Packaging	5,405	2,007	7,278	9,549
Paper and Industrial Converted Products	32,292	48,996	99,052	125,289
Protective Solutions	12,911	10,277	36,200	25,204
Restructuring/Asset impairment charges	(19,551)	(5,908)	(29,637)	(11,571)
Other, net	(6,858)	888	22,816	(382)
Consolidated	$79,481	$106,029	$302,549	$288,872

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
Through September 27, 2015, the Company has spent approximately $564 on legal costs related to the remaining Appvion claim, leaving a reserve of $4,436 remaining at September 27, 2015. The actual costs that may be incurred associated with the Appvion claim are dependent upon many factors and it is possible that costs could ultimately be higher than the amount provided for in the remaining reserve. Because of the continuing uncertainties surrounding U.S. Mills' possible liability, including a potentially favorable resolution, the Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts reserved, and an adverse resolution of these matters could have an adverse effect on the Company's financial position, results of operations and/or cash flows. The Company believes that the maximum additional exposure to its consolidated financial position beyond the amount reserved at September 27, 2015 is limited to the equity position of U.S. Mills, which was approximately $124,000 at September 27, 2015.
Tegrant
On November 8, 2011, the Company completed the acquisition of Tegrant. During its due diligence, the Company identified several potential environmentally contaminated sites. The total remediation cost of these sites was estimated to be $18,850 at the time of acquisition and an accrual in this amount was recorded on Tegrant’s opening balance sheet. Since the acquisition, the Company has spent a total of $697 on remediation of these sites. During 2014, the Company increased its reserves for these sites by $324 in order to reflect its best estimate of what it is likely to pay in order to complete the remediation. At September 27, 2015 and December 31, 2014, the Company's accrual for Tegrant's environmental contingencies totaled $18,477 and $18,635, respectively. The Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts accrued with respect to this exposure. However, the Company does not believe that the resolution of this matter has a reasonable possibility of having a material adverse effect on the Company's financial statements.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Summary
As of September 27, 2015 and December 31, 2014, the Company (and its subsidiaries) had accrued $25,595 and $59,253, respectively, related to environmental contingencies. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets.
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and Directors of Sonoco Products Company:
We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company and its subsidiaries as of September 27, 2015, and the related condensed consolidated statements of income and comprehensive income for the three and nine-month periods ended September 27, 2015 and September 28, 2014 and the condensed consolidated statement of cash flows for the nine-month periods ended September 27, 2015 and September 28, 2014. These interim financial statements are the responsibility of the Company’s management.
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
As discussed in Note 1 to the accompanying condensed consolidated financial statements, the Company has restated its condensed consolidated financial statements as of September 28, 2014 and for the three and nine-month periods then ended to correct misstatements.
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
October 28, 2015

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
As previously disclosed, the Company discovered in July 2015 that certain prior-period amounts had been misstated at a contract packaging center in Irapuato, Mexico, part of the Company's Display and Packaging segment. These misstatements affected the reported revenues and operating profits, as well as certain balance sheet line item amounts, from 2012 through the first quarter of 2015. Promptly upon discovering the misstatement of the prior-period amounts, the Audit Committee engaged an international independent registered public accounting firm and an independent international law firm to conduct a forensic investigation of the events leading to the misstatements, including any ineffectiveness of internal controls over financial reporting. The Audit Committee has been advised by this accounting firm that, after consultation with the independent law firm, the accounting firm is satisfied that the corrected prior-period operating results reported in this Form 10-Q properly reflect such results, and that the changes in internal control over financial reporting disclosed in Part I - Item 4 of this Form 10-Q properly address the deficiencies in internal controls that resulted in the misstatement.
Prior-period amounts presented herein have been restated to properly reflect the corrected operating results of the Irapuato contract packaging center and to reflect in the proper period previously disclosed out-of-period adjustments made during 2014. See Note 1 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further details.
Third Quarter 2015 Compared with Third Quarter 2014
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

	For the three months ended September 27, 2015
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment(1)	Other Adjustments(2)	Base
Income before interest and income taxes	$79,481	$19,551	$6,858	$105,890
Interest expense, net	13,687	—	—	13,687
Income before income taxes	65,794	19,551	6,858	92,203
Provision for income taxes	24,775	1,574	2,018	28,367
Income before equity in earnings of affiliates	41,019	17,977	4,840	63,836
Equity in earnings of affiliates, net of tax	2,976	—	—	2,976
Net income	43,995	17,977	4,840	66,812
Net (income) attributable to noncontrolling interests	(81)	(5)	—	(86)
Net income attributable to Sonoco	$43,914	$17,972	$4,840	$66,726
Per diluted common share	$0.43	$0.18	$0.05	$0.65

(1)Includes $12,065 of asset impairments related to the devaluation of the Venezuelan Bolivar.
(2)Consists primarily of legal and financial professional expenses associated with the Company's investigation of financial misstatements in Mexico and acquisition-related costs.

SONOCO PRODUCTS COMPANY

	For the three months ended September 28, 2014
Dollars in thousands, except per share data	GAAP (as Restated)	Restructuring/ Asset Impairment	Other Adjustments (1)	Base (as Restated)
Income before interest and income taxes	$106,029	$5,908	$(888)	$111,049
Interest expense, net	12,918	—	—	12,918
Income before income taxes	93,111	5,908	(888)	98,131
Provision for income taxes	27,539	1,954	(129)	29,364
Income before equity in earnings of affiliates	65,572	3,954	(759)	68,767
Equity in earnings of affiliates, net of tax	2,294	—	—	2,294
Net income	67,866	3,954	(759)	71,061
Net (income) attributable to noncontrolling interests	(810)	(11)	533	(288)
Net income attributable to Sonoco	$67,056	$3,943	$(226)	$70,773
Per diluted common share	$0.65	$0.04	$0.00	$0.69
(1) Consists primarily of acquisition-related costs and non-base income tax charges.
RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended September 27, 2015 versus the three months ended September 28, 2014.
OVERVIEW
Net sales for the third quarter of 2015 decreased 1.6% to $1,243 million, compared with $1,263 million in the same period last year. Sales were negatively impacted $82 million by foreign currency translation along with lower selling prices stemming from a year-over-year decline in recovered paper and resin costs. These negative factors were largely offset by net acquisition sales gains of $64 million and modest volume growth.

Net income attributable to Sonoco for the third quarter of 2015 was $43.9 million, compared to $67.1 million reported for the same period of 2014. Current quarter net income includes $4.8 million, after-tax, of legal and financial professional services fees incurred to investigate and correct the financial misstatements at our Irapuato packaging center, and after-tax restructuring and asset impairment charges of $18.0 million. Current quarter asset impairment charges include $12.1 million of foreign currency translation driven asset impairments in Venezuela for which no tax benefit was recognized. Results for the prior year quarter include after-tax restructuring and asset impairment charges and after-tax acquisition charges of $3.9 million and $(0.2) million, respectively. Base net income attributable to Sonoco (base earnings) was $66.7 million ($0.65 per diluted share) in the third quarter of 2015 versus $70.8 million ($0.69 per diluted share) in 2014.

Strong performances in the Consumer Packaging, Display and Packaging, and Protective Solutions segments, were more than offset by lower results in the Paper and Industrial Converted Products segment, resulting in a 5.8% decrease in base earnings per share compared to the prior year quarter. Overall, the current quarter benefited from a favorable price/cost relationship, modest improvements in manufacturing productivity and the impact of prior year acquisitions. However, higher pension expense and labor, maintenance and other operating costs, a prior-year legal settlement gain and the negative effect of a stronger U.S. dollar on foreign currency translation more than offset those benefits. Despite only modest volume growth compared to the prior-year quarter and a negative change in the mix of business, current-quarter earnings reflect an 84 basis point increase in the Company's overall gross profit margin due to the favorable price/cost relationship and improved productivity.

SONOCO PRODUCTS COMPANY

OPERATING REVENUE
Net sales for the third quarter of 2015 decreased $20 million over the prior year period.
The components of the sales change were:

($ in millions)
Volume/mix	$13
Selling prices	(11)
Acquisitions and Divestitures	64
Foreign currency translation and other, net	(86)

Total sales decrease	$(20)

COSTS AND EXPENSES
A positive price/cost relationship (the relationship of the change in sales prices to the change in costs of materials, energy and freight) and productivity improvements benefited gross margin, but were partially offset by higher pension, maintenance, labor, and other costs. Acquisitions, net of divestitures, added approximately $49 million to cost of goods sold compared to the prior year quarter, which was more than offset by the translation impact of a stronger dollar. Gross profit margin percentage, which was 18.5% this quarter, would have been 18.4% absent acquisitions, compared to 17.6% in the prior year quarter.
Third-quarter selling, general and administrative ("SG&A") costs increased $19.8 million, or 17.9%, from the prior year Excluding the impact of acquisitions and dispositions, legal and professional fees related to the financial misstatements at our Irapuato packaging center, and the prior year's third quarter impact of a net $5.0 million technology-related legal settlement, SG&A costs would have increased $0.9 million, or 0.8%. The increase was due to normal labor rate increases, general inflation and other expenses.
Current quarter restructuring and restructuring-related asset impairment charges totaled $19.6 million compared with $5.9 million in the same period last year. The increase is largely due to foreign currency translation related impairment charges of $12.1 million on Venezuela assets with the remainder related to the Company's ongoing organizational effectiveness efforts which were announced late last year and other plant closure costs. Additional information regarding restructuring and asset impairment charges is provided in Note 6 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Net interest expense for the third quarter increased to $13.7 million, compared with $12.9 million during the third quarter of 2014. The increase was due to higher average debt levels, primarily resulting from the Company's acquisition of Weidenhammer in November 2014.
The effective tax rate on GAAP and base earnings in the third quarter of 2015 was 37.7% and 30.8%, respectively, compared with 29.6% and 29.9%, respectively, for last year's third quarter. The effective tax rate on both GAAP and base earnings was higher than in the prior year’s quarter due to a less favorable distribution of earnings between high and low-tax jurisdictions as well as certain non-recurring tax charges occurring in the current quarter. In addition, the GAAP rate was greater than the prior year’s rate and the corresponding base rate primarily due to the foreign currency translation related impairment charges of Venezuelan assets for which no tax benefit was recorded.

SONOCO PRODUCTS COMPANY

REPORTABLE SEGMENTS
The following table recaps net sales for the third quarters of 2015 and 2014 ($ in thousands):

	Three Months Ended
	September 27, 2015	September 28, 2014	% Change
		(as Restated)
Net sales:
Consumer Packaging	$521,499	$479,609	8.7%
Display and Packaging	162,945	177,364	(8.1)%
Paper and Industrial Converted Products	427,753	480,741	(11.0)%
Protective Solutions	130,395	124,789	4.5%
Consolidated	$1,242,592	$1,262,503	(1.6)%
Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Three Months Ended
	September 27, 2015	September 28, 2014	% Change
		(as Restated)
Income before interest and income taxes:
Segment operating profit
Consumer Packaging	$55,282	$49,769	11.1%
Display and Packaging	5,405	2,007	169.3%
Paper and Industrial Converted Products	32,292	48,996	(34.1)%
Protective Solutions	12,911	10,277	25.6%
Restructuring/Asset impairment charges	(19,551)	(5,908)	230.9%
Other, net	(6,858)	888
Consolidated	$79,481	$106,029	(25.0)%

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the third quarters of 2015 and 2014 ($ in thousands):

	Three Months Ended
	September 27, 2015	September 28, 2014
Restructuring/Asset impairment charges:
Consumer Packaging	$3,432	$391
Display and Packaging	850	3,429
Paper and Industrial Converted Products	14,722	1,914
Protective Solutions	337	201
Corporate	210	(27)
Total	$19,551	$5,908
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
Segment sales during the quarter were up 8.7% due primarily to the Weidenhammer and Graffo acquisitions and higher volumes in flexible packaging. These positive factors were partially offset by the loss of sales from two metal ends plants divested in the first quarter of 2015, lower selling prices in the plastics businesses, and the negative effect of a stronger U.S. dollar on foreign currency translation.
Segment operating profit increased 11.1%, driven by the acquisitions of Weidenhammer and Graffo, a positive price/cost relationship and flexible packaging productivity improvements. These gains were partially offset by a negative change in the mix of business and higher pension, labor and other costs.

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
Reported sales for the quarter were down 8.1% year over year due to the negative impact of foreign currency translation which was partially offset by higher display and fulfillment volume.
Operating profits increased $3.4 million from the prior-year quarter due to volume and mix improvements in display and fulfillment and strong productivity gains in packaging services, partially offset by higher labor and other costs and the impact of a stronger dollar on foreign currency translation.
Paper and Industrial Converted Products
The Paper and Industrial Converted Products segment includes the following products: paperboard tubes and cores; fiber-based construction tubes and forms; wooden, metal and composite wire and cable reels and spools; and recycled paperboard, linerboard, corrugating medium, recovered paper and material recycling services.
Segment sales were down 11.0% due to the negative impact of foreign currency translation, lower global volume, and reduced selling prices stemming from lower recovered fiber prices.
Operating profits declined 34.1% year over year as lower global volume and unfavorable mix, general cost inflation, increased pension expense and the negative impact of foreign currency translation were only partially offset by productivity improvements.
Protective Solutions
The Protective Solutions segment includes the following products: custom-engineered, paperboard-based and expanded foam protective packaging and components; and temperature-assured packaging.
Segment sales were up 4.5% for the quarter primarily due to improved volume in temperature-assured packaging, molded foam automotive components and paper-based appliance packaging, partially offset by the negative impact of foreign exchange translation.
Operating profits increased 25.6% due to volume gains along with price/cost and manufacturing productivity improvements, partially offset by an unfavorable mix of business and higher labor and other operating costs.

SONOCO PRODUCTS COMPANY

Nine Months Ended September 27, 2015 Compared with Nine Months Ended September 28, 2014

RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for each of the periods presented.

	For the nine months ended September 27, 2015
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment (1)	Other Adjustments (2)	Base
Income before interest and income taxes	$302,549	$29,637	$(22,816)	$309,370
Interest expense, net	40,509	—	—	40,509
Income before income taxes	262,040	29,637	(22,816)	268,861
Provision for income taxes	75,019	16,850	(7,214)	84,655
Income before equity in earnings of affiliates	187,021	12,787	(15,602)	184,206
Equity in earnings of affiliates, net of tax	7,291	—	—	7,291
Net income	194,312	12,787	(15,602)	191,497
Net (income) attributable to noncontrolling interests	(239)	(75)	—	(314)
Net income attributable to Sonoco	$194,073	$12,712	$(15,602)	$191,183
Per diluted common share	$1.90	$0.12	$(0.15)	$1.87

(1) Includes disposal and income tax gains related to the sale of a portion of the Company's metal ends and closures business and asset impairments related to the devaluation of the Venezuelan Bolivar.
(2) Consists primarily of a gain from the release of reserves related to the partial settlement of the Fox River environmental claims, an income tax gain from the release of a valuation allowance against tax loss carryforwards in Spain, legal and financial professional expenses associated with the Company's investigation of financial misstatements in Mexico, and acquisition-related costs.

	For the nine months ended September 28, 2014
Dollars in thousands, except per share data	GAAP (as Restated)	Restructuring/ Asset Impairment	Other Adjustments (1)	Base (as Restated)
Income before interest and income taxes	$288,872	$11,571	$382	$300,825
Interest expense, net	38,696	—	—	38,696
Income before income taxes	250,176	11,571	382	262,129
Provision for income taxes	79,322	3,342	(75)	82,589
Income before equity in earnings of affiliates	170,854	8,229	457	179,540
Equity in earnings of affiliates, net of tax	6,896	—	—	6,896
Net income	177,750	8,229	457	186,436
Net (income) attributable to noncontrolling interests	(858)	(26)	533	(351)
Net income attributable to Sonoco	$176,892	$8,203	$990	$186,085
Per diluted common share	$1.71	$0.08	$0.01	$1.80

(1) Consists primarily of acquisition-related costs and non-base income tax charges.

SONOCO PRODUCTS COMPANY

RESULTS OF OPERATIONS
The following discussion provides a review of results for the nine months ended September 27, 2015 versus the nine months ended September 28, 2014.
OVERVIEW
Net sales for the first nine months of 2015 were $3,697 million, essentially unchanged from $3,700 million in the same period last year. Higher year-over-year sales from business acquisitions, primarily Weidenhammer and Graffo, and modest volume growth were offset by lower selling prices tied to reduced material input costs, primarily recovered paper and resin, and the negative effect of foreign currency translation from the strengthening U.S. dollar.
Net income attributable to Sonoco for the first nine months of 2015 was $194.1 million, compared to $176.9 million reported for the same period of 2014. Net income for 2015 includes after-tax restructuring and other non-base items netting to a $2.9 million gain. These non-base items include after-tax gains from the net reversal of environmental reserves of $20.2 million, a gain from the sale of two metal ends plants of $16.8 million, and a $3.2 million income tax benefit resulting from the release of a valuation allowance against tax loss carryforwards in Spain. These gains were offset by after-tax charges of $17.4 million related to restructuring actions, Venezuela asset impairment charges of $12.1 million, and $7.8 million of other non-base charges consisting of costs incurred in response to the Irapuato financial misstatements and acquisition-related expenses. Results for 2014 include non-base after-tax charges of $9.2 million, $8.2 million of which were costs associated with restructuring activities. Base net income attributable to Sonoco (base earnings) in the first half of 2015 was $191.2 million ($1.87 per diluted share) versus $186.1 million ($1.80 per diluted share) in 2014.

Operating results for the first nine months of 2015 reflect solid productivity and price/cost improvements over the 2014 period. Although these improvements were more than offset by higher pension, labor and other costs and a negative foreign currency translation impact, base income before interest and taxes increased 2.8% year over year due to the impact of acquisitions. Despite only modest volume growth of approximately one percent year over year, the Company's year-to-date consolidated gross profit margin percentage improved 79 basis points due to an improved positive price/cost relationship.
OPERATING REVENUE
Net sales for the first nine months of 2015 decreased $(3) million over the same period last year. The components of the sales change were:

($ in millions)
Volume/mix	$36
Selling prices	(36)
Acquisitions	199
Foreign currency translation and other, net	(202)

Total sales decrease	$(3)

COSTS AND EXPENSES
Cost of sales declined year over year as a net increase from acquisitions and divestitures was more than offset by foreign currency translation and lower raw materials and energy prices. A positive price/cost relationship and productivity improvements benefited year-to-date gross margin, which increased to 18.7% from 17.9% last year, but were partially offset by higher pension, maintenance, labor, and other costs.
Selling, general and administrative costs decreased $2.8 million, or 0.8%. Excluding the impact of acquisitions, SG&A costs would have been down $24.8 million, or 6.9%. However, 2015 selling, general, and administrative costs benefited from a net release of environmental reserves of $32.9 million, primarily related to the Fox River lawsuit, see Note 14 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. Additionally, 2015 selling, general, and administrative costs include $6.6 million in professional fees and other costs incurred as a result of the Irapuato financial misstatements.

SONOCO PRODUCTS COMPANY

Restructuring and restructuring-related asset impairment charges totaled $29.6 million in the first nine months of 2015 compared with $11.6 million last year. Additional information regarding restructuring actions and impairments is provided in Note 6 to the Company’s Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Form 10-Q.
Net interest expense for the first nine months of 2015 increased to $40.5 million, compared with $38.7 million during the same period in 2014. The increase was due to higher average debt levels, primarily resulting from the Company's acquisition of Weidenhammer in November 2014.
The effective tax rate on GAAP and base earnings for the first nine months of 2015 was 28.6% and 31.5%, respectively, compared with a 31.7% and 31.5%, respectively, in the prior year period. The GAAP rate for the current year period was less than the prior year period due primarily to the release of a valuation allowance against tax loss carry forwards in Spain and the recognition of beneficial tax attributes associated with the sale of the two metal ends and closures plants. These favorable effects in the current year period were partially offset by the impact of the foreign currency translation related impairment charges of Venezuelan assets for which no tax benefit was recorded.
REPORTABLE SEGMENTS
The following table recaps net sales for the first nine months of 2015 and 2014 ($ in thousands):

	Nine Months Ended
	September 27, 2015	September 28, 2014	% Change
Net sales:
Consumer Packaging	$1,572,490	$1,418,200	10.9%
Display and Packaging	450,334	497,543	(9.5)%
Paper and Industrial Converted Products	1,298,940	1,426,367	(8.9)%
Protective Solutions	375,470	358,041	4.9%
Consolidated	$3,697,234	$3,700,151	(0.1)%
Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Nine Months Ended
	September 27, 2015	September 28, 2014	% Change
Income before interest and income taxes:
Segment operating profit
Consumer Packaging	$166,840	$140,783	18.5%
Display and Packaging	7,278	9,549	(23.8)%
Paper and Industrial Converted Products	99,052	125,289	(20.9)%
Protective Solutions	36,200	25,204	43.6%
Restructuring/Asset impairment charges	(29,637)	(11,571)	156.1%
Other, net	22,816	(382)	(6,072.8)%
Consolidated	$302,549	$288,872	4.7%

SONOCO PRODUCTS COMPANY

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the first nine months of 2015 and 2014 ($ in thousands):

	Nine Months Ended
	September 27, 2015	September 28, 2014
Restructuring/Asset impairment charges:
Consumer Packaging	$4,444	$877
Display and Packaging	1,053	3,847
Paper and Industrial Converted Products	21,100	6,239
Protective Solutions	620	635
Corporate	2,420	(27)
Total	$29,637	$11,571
Consumer Packaging
Year-to-date segment sales were up 11% as the Weidenhammer and Graffo acquisitions along with volume increases, particularly in flexible packaging and blow-molded plastics, more than offset the negative impacts of foreign currency translation, lower selling prices in the plastics businesses, and the divestiture of two metal ends businesses in the first quarter of 2015.
Segment operating profit in the first nine months of 2015 increased 18.5% over the same period last year due largely to the Weidenhammer and Graffo acquisitions, strong manufacturing productivity, a favorable price/cost relationship, and volume increases in the Company's plastics and flexible packaging businesses. These favorable factors were partially offset by an unfavorable mix of sales in our global rigid paper containers business, the unfavorable effect of foreign currency translation, and higher pension, labor and other costs.

Display and Packaging
Sales in the first nine months of 2015 declined 9.5% compared with 2014 as volume increases in the display and packaging businesses were more than offset by the negative impact of foreign currency translation from the strengthening U.S. dollar.
Operating profit in the first nine months of 2015 declined $2.3 million over the same period last year due to the unfavorable effect of foreign currency translation, and higher pension, labor and other costs, which more than offset a positive price/cost relationship and productivity improvements. Also contributing to the decline was the previously announced closure of a contract packaging facility in the U.S. at the end of 2014 and the translation effect of the strengthening U.S. dollar, which lowered operating profits approximately 19% year over year.
Paper and Industrial Converted Products
Sales in the first nine months of 2015 were 8.9% lower than in the same period last year, primarily due to the negative impact of foreign currency translation, lower selling prices stemming from lower average market costs for old corrugated containers (OCC), and lower volumes in tubes and cores, recycling, and reels. These negative factors were partially offset by higher paper and corrugating volume, favorable changes in the mix of business, and the year-over-year impact of the Dalton Paper Tube acquisition.
Operating profits decreased 20.9% year over year as a positive price/cost relationship and productivity improvements were more than offset by lower volume, an unfavorable mix of business, the unfavorable effect of foreign currency translation, and higher pension, maintenance, labor and other costs.
Protective Solutions
The 4.9% increase in segment sales in the first nine months of 2015 was due to higher volume in temperature-assured packaging, molded foam automotive components and paper-based protective packaging, partially reduced by the negative impact of foreign currency translation from a strengthening U.S. dollar.
Operating profits in the first nine months of 2015 increased 43.6% due primarily to a favorable price/cost relationship, higher volume and manufacturing productivity. These favorable factors were partially offset by higher pension, labor and other costs.

SONOCO PRODUCTS COMPANY

OTHER ITEMS
Critical Accounting Policies and Estimates

Goodwill Impairment Evaluation
The Company completed its most recent annual goodwill impairment testing during the third quarter of 2015. For testing purposes, the Company performed an assessment of each reporting unit using either a qualitative evaluation or a quantitative test. The qualitative evaluation considered factors such as the macroeconomic environment, Company stock price and market capitalization movement, business strategy changes, and significant customer wins and losses. The quantitative test considered factors such as the amount by which estimated fair value exceeds current carrying value, current year operating performance as compared to prior projections, and implied fair values from comparable trading and transaction multiples. As a result of its qualitative and quantitative assessments, the Company concluded that there was no impairment of goodwill for any of its reporting units.
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
In considering the level of uncertainty regarding the potential for goodwill impairment, management has concluded that any such impairment would likely be the result of adverse changes in more than one assumption. Management does not consider any of its assumptions to be either aggressive or conservative, but rather its best estimate based on available evidence at the time of the assessment. Other than in Display and Packaging, which is discussed below, there is no specific singular event or single change in circumstances management has identified that it believes could reasonably result in a change to expected future results in any of its reporting units sufficient to result in goodwill impairment. In management’s opinion, a change of such magnitude would more likely be the result of changes to some combination of the factors identified above, a general deterioration in competitive position, introduction of a superior technology, significant unexpected changes in customer preferences, an inability to pass through significant raw material cost increases, and other such items as identified in "Item 1A. Risk Factors" on pages 9-13 of the Company's 2014 Annual Report on Form 10-K.
Although no reporting units failed the testing noted above, in management’s opinion, the reporting units having the greatest risk of a significant future impairment if actual results fall short of expectations are Plastics - Blowmolding, Display and Packaging, and Paper and Industrial Converted Products - Europe. Total goodwill associated with these reporting units was approximately $116 million, $205 million and $89 million, respectively, at September 27, 2015.
Plastics - Blowmolding manufactures blow-molded plastic containers primarily for use in nonfood applications. This reporting unit is the result of the purchase of Matrix Packaging in May 2007, which was acquired to be a growth platform for the Company and to provide an avenue into the health and beauty market. In order for the unit to achieve its growth potential, the Company has continued to invest significantly in the business. As a result, current projections for this reporting unit reflect revenue growth as well as a slight improvement in operating margins due largely to expected execution improvements. Sales growth is expected to be driven by the continued return of volume that was shifted to competitors in 2013 due to production down time, new business from key nonfood customers, expansion into more food-based applications and collaboration with large-scale packaging service providers. Margins are expected to hold steady as a result of future productivity improvements and the leveraging of new sales volume to offset inflation. Should the sales growth and/or margin improvements not materialize, a goodwill impairment charge may be incurred. Based on the valuation work performed for the current year test, the estimated fair value of Plastics - Blowmolding exceeded its

SONOCO PRODUCTS COMPANY

carrying value by approximately 26%, compared with approximately 32% in the prior year. The decrease from the prior year is due to lower volume and selling price projections and the exchange rate impact of a stronger U.S. dollar.
The Display and Packaging reporting unit designs, manufactures, assembles, packs and distributes temporary, semipermanent and permanent point-of-purchase displays; provides supply chain management services, including contract packing, fulfillment and scalable service centers; and manufactures retail packaging, including printed backer cards, thermoformed blisters and heat sealing equipment. In 2015, management found major accounting irregularities at its Irapuato, Mexico packaging center spanning back to 2011 which resulted in the restatement of prior period results. Management is working to make changes to restore the profitability of this packaging center, including renegotiating customer contract terms. Although the Company's goodwill impairment analysis assumes management will be successful in those efforts, an inability to do so, by itself, would not trigger an impairment. The goodwill analysis of this reporting unit reflects projected revenue growth based on expected price increases from such contract renegotiations and new business driven by synergies between retail packaging manufacturing and packaging services. In addition, the analysis reflects expected productivity gains will improve the bottom line of the reporting unit. A large portion of sales in this reporting unit is concentrated in one customer and management expects to retain this business. However, if a significant amount of business is lost and not replaced, or the expected Irapuato improvements and other synergies and productivity gains are not realized, it is possible that a goodwill impairment charge may be incurred. Total goodwill associated with this reporting unit was approximately $205 million at September 27, 2015. Based on the valuation work performed for the current year's test, the estimated fair value of Display and Packaging exceeded its carrying value by approximately 45%.
Paper and Industrial Converted Products - Europe manufactures paperboard tubes and cores, fiber-based construction tubes and forms and recycled paperboard and linerboard. Over the past few years, persistently high unemployment and a slowdown in China and other developing countries, geo-political developments/conflicts in Eastern Europe and the Middle East, and continuing economic turmoil in Greece has negatively affected European demand in both the continental and export markets. Although the operations of this reporting unit have been under pressure as a result, management has been able to hold local currency financial performance relatively steady. In addition to its ongoing efforts to optimize the plant footprint and cost structure within Europe, management believes the Company should be able to grow at or above the Eurozone’s projected GPD growth rates and continue to mitigate the impact of these factors. However, if economic conditions were to continue to deteriorate in a sustained fashion and/or management is unable to fully mitigate the impacts, it is possible that a goodwill impairment charge may be incurred. Based on the valuation work performed for the current year test, the estimated fair value of Paper and Industrial Converted Products - Europe exceeded its carrying value by approximately 31%.
In its 2015 analysis, projected future cash flows were discounted at 9.9%, 10.2% and 8.1% for Plastics - Blowmolding, Display and Packaging and Paper and Industrial Converted Products - Europe, respectively. Holding other valuation assumptions constant, Plastics - Blowmolding projected operating profits across all future periods would have to be reduced approximately 18%, or the discount rate increased to 12.0%, in order for the estimated fair value to fall below the reporting unit’s carrying value. The corresponding percentages for Display and Packaging are 29% or 14.4% and for Paper and Industrial Converted Products - Europe are 19% and 10.1%.
Other
On October 23, 2015, subsequent to the end of the quarter, the Company announced its intention to offer for sale its paper mill in Schweighouse-sur-Moder, France. The two paper machines at this facility are capable of producing approximately 95,000 metric tons of recycled paperboard annually and generate approximately $34 million of annual sales. The Company’s net investment in this operation is approximately $9.8 million.

Financial Position, Liquidity and Capital Resources

Cash flows provided by operations totaled $318.1 million in the first nine months of 2015 compared with $267.4 million during the same period last year, an increase of $50.7 million. The year-over-year increase in net income of $16.6 million included a $32.5 million pre-tax non-cash benefit, $19.9 million after-tax, from the reversal of Fox River environmental reserves. In addition, net income in 2015 included a pre-tax gain of $7.2 million from the sale of two metal ends and closures plants and a $9.2 million net tax benefit related to the sale. Non-cash depreciation and amortization charges were $12.5 million higher year over year due primarily to the October 2014 acquisition of Weidenhammer. Lower year-over-year contributions to the Company's pension and postretirement plans, combined with higher non-cash pension and

SONOCO PRODUCTS COMPANY

postretirement plan expense, increased operating cash flow by a total of $42.1 million in the first nine months of 2015 from the same period last year. Trade accounts receivable increased in both the current and prior year nine-month periods, reflecting higher levels of business activity from their respective prior year ends; however, the magnitude of the increase was not as great in 2015, resulting in the year-over-year use of cash being $29.2 million lower in 2015. Changes in inventories used $12.0 million of cash in the first nine months of 2015 compared to providing $1.0 million in the first nine months of 2014. Inventory levels typically increase during the first nine months of the year following a normal seasonal slowdown at year end. However, in 2014 inventory levels were virtually flat in the period because there had been a build up of certain raw materials late in 2013 in anticipation of price increases taking effect at the beginning of 2014. Because of this, September 2014 levels were flat with 2013 year-end levels. Trade accounts payable provided $26.6 million of cash in the first nine months of 2015 compared with $28.4 million in the first nine months of 2014. The year-over-year change is virtually flat as 2014 saw atypical accounts payable growth in spite of stable inventory levels due to supplier terms extensions and a shift in the make-up of inventory to more raw materials in 2014 which more directly correlate with accounts payable balances. Accrued expenses provided $45.3 million of cash in the first nine months of 2015 compared with $24.7 million in the same period last year. The increase of $20.6 million is due to an increase in accrued expenses in 2015 for legal and professional fees related to the Irapuato Packaging Services investigation and resulting restatement of financial statements, increases in restructuring reserves, and higher accruals for value added taxes due to timing of payments. Changes in income tax related items reduced the year-over-year increase in operating cash flows by $8.7 million, driven in large part by higher tax payments made in the first nine months of 2015 compared to the 2014 period. In addition, operating cash flows in the prior year were reduced by a $14.7 million payment made in April 2014 to fund the settlement of certain environmental claims and litigation associated with Fox River.
Cash used in investing activities was $129.8 million in the first nine months of 2015, compared with $144.3 million in the same period last year. The decrease in the net use of cash is primarily due to higher cash proceeds in the current year from the February 2015 sale of two metal ends and closures plants for which the Company received cash proceeds of approximately $29.1 million. Partially offsetting the higher cash proceeds was a $6.5 million year-over-year increase in acquisition spending and slightly higher year-over-year capital spending. The change in "investment in affiliates and other, net" is primarily due to the purchase of long-term investment properties in Venezuela in 2015 using locally available cash. Additional capital spending of approximately $60 million is expected during the remainder of 2015.
Cash used by financing activities totaled $156.3 million in the first nine months of 2015, compared with $104.6 million in the same period last year, an increase of $51.6 million. Outstanding debt was $1.20 billion at September 27, 2015 compared with $1.02 billion at September 28, 2014. These balances reflect net repayments of $48.1 million during the first nine months of 2015, compared with net borrowings of $36.3 million during the same period last year. The Company paid cash dividends of $102.7 million during the first nine months of 2015, an increase of $6.3 million over the same period last year reflecting increases in the regular quarterly dividend approved by the Board of Directors in April 2014 and 2015. Net proceeds from the exercise of stock awards were $1.3 million in the nine months ended September 27, 2015, compared with $2.5 million in the same period last year, a decrease of $1.2 million. Cash used to repurchase shares was $41.0 million lower year over year due primarily to the completion of an announced stock buyback in 2014.
The Company operates a $350 million commercial paper program, supported by a bank credit facility of the same amount. The revolving bank credit facility is committed through October 2019. There was no commercial paper outstanding at September 27, 2015 or December 31, 2014. The Company has $75.3 million of outstanding 5.625% debentures due June 15, 2016. These debentures, which are included in "Notes payable and current portion of long-term debt" on the Company's Condensed Consolidated Balance Sheet at September 27, 2015, are expected to be settled at maturity with available cash on hand or refinanced with other short-term borrowings.
Cash and cash equivalents totaled $193.4 million and $161.2 million at September 27, 2015 and December 31, 2014, respectively. Of these totals, $77.9 million and $118.5 million, respectively, were held outside of the United States by the Company’s foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. Under current law, cash repatriated to the United States is subject to federal income taxes, less applicable foreign tax credits. As the Company has domestic liquidity through a combination of operating cash flow generation and access to bank and capital markets borrowings, we have generally considered our offshore cash balances to be indefinitely invested outside the United States and, accordingly, have not provided for U.S. federal tax liability on these amounts for financial reporting purposes. The Company currently has no plans to repatriate any of the cash balances held outside the United States. However, if such balances were to be repatriated, additional U.S. federal income tax payments could result. Computation of the potential deferred tax liability associated with unremitted earnings deemed to be indefinitely reinvested is not practicable. The

SONOCO PRODUCTS COMPANY

Company utilizes a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations where it is needed. In addition, the Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank , so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its subsidiaries favorable interest terms on both. During the nine months ended September 27, 2015, the Company recognized a net increase in cash and cash equivalents of $0.2 million due to exchange rates as the favorable impact of the strengthening U.S. dollar on euro-denominated borrowings under this pooling arrangement was virtually offset by the unfavorable impact of the strengthening U.S. dollar on other foreign-denominated cash balances, most notably the Brazilian real, the Canadian dollar, the euro, the Mexican peso, and the Venezuelan bolivar.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires the Company to maintain a minimum level of interest coverage, and a minimum level of net worth, as defined in the agreements. As of September 27, 2015, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
The Company anticipates making additional contributions to its pension and postretirement plans of approximately $6 million during the remainder of 2015, which would result in total 2015 contributions of approximately $36 million. Future funding requirements beyond 2015 will vary depending largely on actual investment returns, future actuarial assumptions, and legislative actions.
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
In January 2003, the Venezuelan government suspended the free exchange of bolivars (BsF) for foreign currency. Since that time, the Company has consistently used the Venezuela central bank official rate to report results of its Venezuela operations. The official rate has been devalued from 1.6 BsF/US$ in January 2003 to 6.3 BsF/US$ presently and access to U.S dollars at the official rate is extremely limited. Since January 1, 2010, the Company has considered Venezuela to be a hyperinflationary economy and has accounted for its operations accordingly.
In addition to the official rate, the Venezuelan government now supports two alternative foreign exchange mechanisms. However, due to program limitations preventing the Company's participation and/or a lack of transparency or consistent availability, the Company had continued to use the official rate to report the results of its operations in Venezuela. However, during the third quarter, as a result of recent significant inflationary increases and to avoid distortion of the consolidated results from translation of its Venezuelan operations, the Company concluded that it was an appropriate time to begin translating its Venezuelan operations using an alternative exchange rate. As a result, third quarter Venezuela operating results and all monetary assets and liabilities in Venezuela are reflected in the consolidated financial statements using SIMADI-based rates; the SIMADI rate at the end of September was 198 bolivars to the dollar compared to the official rate of 6.3 to 1 that had been used previously. This resulted in a foreign exchange remeasurement loss on net monetary assets. In addition, the use of the SIMADI rate resulted in the need to evaluate, and ultimately record impairment charges against, inventories and certain long-term nonmonetary assets as the US dollar value of projected future cash flows from these assets was no longer sufficient to recover their US dollar carrying values. The total impact on current quarter results of the impairment charges together with the remeasurement loss was $12.1 million on both a before and after-tax basis. The Company's remaining exposure in Venezuela is approximately $2.5 million.

SONOCO PRODUCTS COMPANY

At September 27, 2015, the Company had commodity contracts outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. The total net fair market value of these instruments was an unfavorable position of $(4.1) million at September 27, 2015, and an unfavorable position of $(6.1) million at December 31, 2014. Natural gas, aluminum, and OCC hedge contracts covering an equivalent of 5.9 MMBTUs, 1,224 metric tons, and 660 short tons, respectively, were outstanding at September 27, 2015. Additionally, the Company had various currency contracts outstanding to fix the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments was a net unfavorable position of $(3.2) million at September 27, 2015, compared with a net unfavorable position of $(3.5) million at December 31, 2014. These contracts qualify as cash flow hedges and mature within twelve months of their respective reporting dates.
In addition, at September 27, 2015, the Company had various currency contracts outstanding to fix the exchange rate on certain foreign currency assets and liabilities. Although placed as an economic hedge, the Company does not apply hedge accounting to these contracts. The fair value of these currency contracts was a net unfavorable position of $(2.5) million at September 27, 2015 and $(1.1) million at December 31, 2014.
At September 27, 2015, the U.S. dollar had strengthened against most of the functional currencies of the Company's foreign operations compared to December 31, 2014, resulting in a translation loss of $114.8 million being recorded in accumulated other comprehensive income during the nine months ended September 27, 2015.
Restructuring and Impairment
Information regarding restructuring charges and restructuring-related asset impairment charges is provided in Note 6 to the Company’s Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Form 10-Q.
New Accounting Pronouncements
Information regarding new accounting pronouncements is provided in Note 3 to the Company’s Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Form 10-Q.

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
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation, of our management, including our Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act") of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the CEO and CFO concluded that, due to the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the 2014 Form 10-K/A, filed on August 26, 2015, the Company's disclosure controls and procedures were not effective as of September 27, 2015 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include controls and procedures designed to ensure that information that is required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weaknesses identified, each of the Company's CEO and CFO has certified that, based on his knowledge, the financial statements, and other financial information included in this report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report.

SONOCO PRODUCTS COMPANY

Changes in Internal Control Over Financial Reporting
The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in refinements to processes throughout the Company. However, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than described in the following paragraph.
Remediation
During the third quarter of 2015, the Company began implementing each of the items set forth in the remediation plan described in Part II, Item 9A of the 2014 Form 10-K/A, filed on August 26, 2015, to remediate the material weaknesses referenced above, and will continue to evaluate the remediation and plans to implement additional measures in the future.

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
Environmental Matters
The Company has been named as a potentially responsible party (PRP) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company's liability, if any, is shared with such other parties, but the Company's share has not been finally determined in most cases. In some cases, the Company has cost-sharing arrangements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued at September 27, 2015, cannot be determined. As of September 27, 2015 and December 31, 2014, the Company had accrued $25.6 million and $59.3 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.

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
As a result of the settlement becoming final, in the first quarter of 2015 U.S. Mills reversed approximately $32.5 million of the reserves it had previously established for the related claims, leaving $5.0 million reserved for the Section 107 claim that remains in litigation. Through September 27, 2015, approximately $0.6 million has been spent on legal fees related to the Section 107 claim, leaving a total of $4.4 million reserved as of September 27, 2015.

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

SONOCO PRODUCTS COMPANY

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs[2]
6/29/15 - 8/02/15	10	$42.93	—	2,867,500
8/03/15 - 8/30/15	—	$—	—	2,867,500
8/31/15 - 9/27/15	93	$40.00	—	2,867,500
Total	103	$40.28	—	2,867,500

1
A total of 103 common shares were repurchased in the third quarter of 2015 related to shares withheld to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These shares were not repurchased as part of a publicly announced plan or program.

2
On April 19, 2006, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. This authorization rescinded all previous existing authorizations and does not have a specific expiration date. A total of 2,132,500 shares have been repurchased under this authorization - 2,000,000 in 2014 and 132,500 in 2013. No shares have been repurchased in 2015. Accordingly, at September 27, 2015, a total of 2,867,500 shares remain available for repurchase under this authorization.

Item 6.	Exhibits.

15.	Letter re: unaudited interim financial information

31.	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

101.
The following materials from Sonoco Products Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 27, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 27, 2015 and September 28, 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 27, 2015 and September 28, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2015 and September 28, 2014, and (v) Notes to Condensed Consolidated Financial Statements.

SONOCO PRODUCTS COMPANY

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date: October 28, 2015	By:	/s/ Barry L. Saunders
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

101
The following materials from Sonoco Products Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 27, 2015 and December 31, 2014 (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 27, 2015 and September 28, 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 27, 2015 and September 28, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2015 and September 28, 2014, and (v) Notes to Condensed Consolidated Financial Statements.