Form 10-K
period 2015-12-31
SONOCO PRODUCTS CO
filed 2016-02-29
CIK 91767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting common stock held by nonaffiliates of the registrant (based on the New York Stock Exchange closing price) on June 28, 2015, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $4,382,644,679. Registrant does not (and did not at June 28, 2015) have any non-voting common stock outstanding.

As of February 12, 2016, there were 100,961,258 shares of no par value common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the annual meeting of shareholders to be held on April 20, 2016, which statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference in Part III.

2	Table of Contents

SONOCO 2015 ANNUAL REPORT

Sonoco Products Company	3

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

•  ability to negotiate or retain contracts with customers, including in segments with concentration of sales volume;

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

SONOCO 2015 ANNUAL REPORT

•  actions of domestic or foreign government agencies and changes in laws and regulations affecting the Company;

•  international, national and local economic and market conditions and levels of unemployment; and

•  economic disruptions resulting from terrorist activities and natural disasters.

More information about the risks, uncertainties and assumptions that may cause actual results to differ materially from those expressed or forecasted in forward-looking statements is provided in Item 1A –“Risk Factors” and throughout other sections of this report and in other reports filed with the Securities and Exchange Commission. In light of these various risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.

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

SONOCO 2015 ANNUAL REPORT

Part I	5

Item 1. Business

(a) General development of business –

The Company is a South Carolina corporation founded in Hartsville, South Carolina, in 1899 as the Southern Novelty Company. The name was subsequently changed to Sonoco Products Company (the “Company” or “Sonoco”). Sonoco is a manufacturer of industrial and consumer packaging products and a provider of packaging services, with 330 locations in 34 countries.

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

Consumer Packaging

The Consumer Packaging segment accounted for approximately 43%, 39% and 39% of the Company’s consolidated net sales in the years ended December 31, 2015, 2014 and 2013, respectively. The operations in this segment consist of 86 plants throughout the world. The products, services and markets of the Consumer Packaging segment are as follows:

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

Sonoco’s rigid packaging – paper-based products – is the Company’s second largest revenue-producing group of products and services, representing approximately 21% of consolidated net sales the year ended December 31, 2015, and 17% in the years ended December 31, 2014 and 2013.

Display and Packaging

The Display and Packaging segment accounted for approximately 12%, 13% and 13% of the Company’s consolidated net sales in the years ended December 31, 2015, 2014 and 2013, respectively. The operations in this segment consist of 26 plants around the world including the United States, Poland, Mexico, and Brazil. The products, services and markets of the Display and Packaging segment are as follows:

Products and Services	Markets

Point-of-purchase displays; custom packaging; retail

packaging, including printed backer cards, thermoformed

blisters and heat sealing equipment; fulfillment; primary package filling; supply chain management; paperboard specialties

Automotive, beverages, candy, electronics, personal care, baby care, food, cosmetics, fragrances, hosiery, office supplies, toys, home and garden, medical, over-the-counter drugs, sporting goods, hospitality industry, advertising

Paper and Industrial Converted Products

The Paper and Industrial Converted Products segment accounted for approximately 35%, 38%, and 38% of the Company’s consolidated net sales in the years ended December 31, 2015, 2014 and 2013, respectively. This segment serves its markets through 182 plants on five continents. Sonoco’s paper operations provide the primary raw material for the Company’s fiber-based packaging. Sonoco uses approximately 56% of the paper it manufactures, and the remainder is sold to third parties. This vertical integration strategy is supported by 20 paper mills with 30 paper machines and 23 recycling facilities throughout the world. In 2015, Sonoco had the capacity to manufacture approximately 1.8 million tons of recycled paperboard. The products, services and markets of the Paper and Industrial Converted Products segment are as follows:

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

Sonoco’s tubes and cores products are the Company’s largest revenue-producing group of products, representing approximately 21%, 23% and 24% of consolidated net sales in the years ended December 31, 2015, 2014 and 2013, respectively.

SONOCO 2015 ANNUAL REPORT

Protective Solutions

The Protective Solutions segment accounted for approximately 10% of the Company’s consolidated net sales in each of the years ended December 31, 2015, 2014 and 2013. The products, services and markets of the Protective Solutions segment are as follows:

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

Dependence on Customers – On an aggregate basis during 2015, the five largest customers in the Paper and Industrial Converted Products segment, the Consumer Packaging segment and the Protective Solutions segment accounted for approximately 6%, 27% and 28%, respectively, of each segment’s net sales. The dependence on a few customers in the Display and Packaging segment is more significant, as the five largest customers in this segment accounted for approximately 52% of that segment’s sales.

Sales to the Company’s largest customer represented approximately 6% of consolidated revenues in 2015. This concentration of sales volume resulted in a corresponding concentration of credit, representing approximately 6% of the Company’s consolidated trade accounts receivable at December 31, 2015. The Company’s next largest customer comprised approximately 4% of the Company’s consolidated revenues for the year ended December 31, 2015.

Backlog – Most customer orders are manufactured with a lead time of three weeks or less. Therefore, the amount of backlog orders at December 31, 2015, was not material. The Company expects all backlog orders at December 31, 2015, to be shipped during 2016.

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

Research and Development – Company-sponsored research and development expenses totaled approximately $22.1 million in 2015, $24.2 million in 2014 and $20.1 million in 2013. Customer-sponsored research and development expenses were not material in any of these periods. Significant projects in Sonoco’s Consumer Packaging segment include a broad range of cost-reduction projects, high-value flexible packaging enhancements, rigid plastic containers technology and next-generation composite packaging. During 2015, the Paper and Industrial Converted Products segment continued to invest in efforts to design and develop new products for the paper industry and for the film and textiles industries. In addition, efforts were focused on enhancing performance characteristics of the

SONOCO 2015 ANNUAL REPORT

Company’s tubes and cores in the construction, tape and paper packaging areas, as well as a strong emphasis on projects aimed at enhancing productivity. Research and development projects in the Company’s Protective Solutions segment were primarily focused on developing new temperature-assurance packaging solutions for the pharmaceuticals and clinical trials market.

Compliance with Environmental Laws – Information regarding compliance with environmental laws is provided in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Risk Management,” and in Note 14 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Number of Employees – Sonoco had approximately 21,000 employees worldwide as of December 31, 2015.

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

Executive Officers of the Registrant –

Name	Age	Position and Business Experience for the Past Five Years
Executive Committee
M. Jack Sanders	62	President and Chief Executive Officer since April 2013. Previously President and Chief Operating Officer December 2010-March 2013; Executive Vice President, Consumer January-December 2010; Executive Vice President, Industrial 2008-2010. Joined Sonoco in 1987.
Vicki B. Arthur	57	Vice President, Global Protective Solutions since April 2013. Previously Vice President, Protective Solutions, N.A. 2012-2013; Vice President Global Corporate Customers 2008-2012. Joined Sonoco in 1984.
R. Howard Coker	53	Group Vice President, Global Rigid Paper & Closures and Paper & Industrial Converted Products, EMEA, Asia, Australia and New Zealand since December 2015. Previously Vice President, Global Rigid Paper & Closures 2015; Group Vice President, Global Rigid Paper & Plastics 2013- 2015; Vice President, Global Rigid Paper & Closures 2011-2013. Joined Sonoco in 1985. Mr. Coker is the brother-in-law of John R. Haley, one of Sonoco’s directors.
John M. Colyer Jr.	55	Senior Vice President since December 2015. Previously Senior Vice President, Global Industrial Products & Protective Solutions 2013-2015; Vice President, Global Paper & Industrial Converted Products 2012-2013; Vice President, Global Industrial Converting 2010-2011; Vice President N.A. Converting 2009-2010; Vice President, Industrial Converting 2008-2009. Joined Sonoco in 1983.
Rodger D. Fuller	54	Group Vice President, Paper & Industrial Converted Products, Americas since December 2015. Previously Vice President, Global Primary Materials Group February-December 2015; Group Vice President, Paper & Industrial Converting N.A. 2013-2015; Vice President, Global Rigid Plastics & Corporate Customers 2011-2013; Vice President, Global Rigid Paper & Plastics January-October 2011; Vice President, Global Rigid Paper & Closures 2008-2011. Joined Sonoco in 1985.
Allan H. McLeland	49	Vice President, Human Resources since January 2011. Previously Staff Vice President, Human Resources, Industrial 2010-2011; Director of Human Resources, Industrial 2009-2010. Joined Sonoco in 1993.
Marty F. Pignone	59	Vice President, Global Operations Support since February 2015. Previously Vice President, Primary Materials Group N.A. 2012-2015; Vice President, Global Operating Excellence 2011-2012; Vice President, Global Manufacturing, Industrial 2008-2011. Joined Sonoco in 1997. Retiring effective March 31, 2016.
Barry L. Saunders	56	Senior Vice President and Chief Financial Officer since May 2015. Previously Vice President and Chief Financial Officer 2011-2015; Vice President, Corporate Controller and Chief Accounting Officer 2008-2011. Joined Sonoco in 1989.

SONOCO 2015 ANNUAL REPORT

Name	Age	Position and Business Experience for the Past Five Years
Robert C. Tiede	57	Senior Vice President, Global Consumer Packaging & Services, Protective Solutions & Reels since November 2015. Previously Senior Vice President, Global Consumer Packaging and Services 2013-2015; Vice President, Global Flexible & Packaging Services 2009-2013; Vice President, Flexible Packaging & Services 2007-2009. Joined Sonoco in 2004.
Other Corporate Officers
Ritchie L. Bond	59	Vice President, Treasurer and Corporate Secretary since February 2011. Previously Staff Vice President, Treasurer & Corporate Secretary 2009-2011. Joined Sonoco in 2005.
James A. Harrell III	54	Vice President, Tubes & Cores, U.S. and Canada since December 2015. Previously Vice President, Global Tubes & Cores Operations February-December 2015; Vice President, Tubes & Cores N.A. 2012-2015; Vice President, Industrial Converting Division N.A. 2010-2012; Division Vice President & General Manager, Industrial Converted Division 2009-2010; Division Vice President & General Manager, Paper N.A. 2008-2009. Joined Sonoco in 1985.
Kevin P. Mahoney	60	Sr. Vice President, Corporate Planning since February 2011. Previously Vice President, Corporate Planning 2000-2011. Joined Sonoco in 1987.
Robert L. Puechl	60	Vice President, Global Flexibles since January 2011. Previously Vice President, Global Plastics 2010-2011; Division Vice President & General Manager, Global Plastics 2008-2010. Joined Sonoco in 1986.
Roger P. Schrum	60	Vice President, Investor Relations & Corporate Affairs since February 2009. Previously Staff Vice President, Investor Relations & Corporate Affairs 2005-2009. Joined Sonoco in 2005.
Marcy J. Thompson	54	Vice President, Marketing and Innovation since July 2013. Previously Vice President, Rigid Paper N.A. 2011-2013. Division Vice President & General Manager, Sonoco Recycling 2009-2011; Division Vice President & General Manager, Industrial Products Division, N.A. 2008-2009. Joined Sonoco in 2006.
Adam Wood	47	Vice President, Paper & Industrial Converted Products, EMEA, Asia, Australia and New Zealand since December 2015. Previously Vice President, Global Tubes & Cores February-December 2015; Vice President, Industrial Europe 2014-2015; Division VP/GM-Industrial Europe 2011-2014; Sales & Marketing Director 2007-2011. Joined Sonoco in 2003.

SONOCO 2015 ANNUAL REPORT

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

We have operations throughout North and South America, Europe, Australia and Asia, with 330 facilities in 34 countries. In 2015, approximately 35% of consolidated sales came from operations and sales outside of the United States, and we expect to continue to expand our international operations in the future. Management of global operations is extremely complex, and operations in foreign countries are subject to additional risks that may not exist, or be as significant, in the United States. These additional risks may adversely affect our business operations and financial results, and include, without limitation:

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

SONOCO 2015 ANNUAL REPORT

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

We have incurred in the past, and may incur in the future, fines, penalties and legal costs relating to environmental matters, and costs relating to the damage of natural resources, lost property values and toxic tort claims. We have made expenditures to comply with environmental regulations and expect to make additional expenditures in the future. As of December 31, 2015, approximately $25 million was reserved for environmental liabilities. Such reserves are established when it is considered probable that we have some liability. However, because the extent of potential environmental damage, and the extent of our liability for the damage, is usually difficult to assess and may only be ascertained over a long period of time, our actual liability in such cases may end up being substantially higher than the currently reserved amount. Accordingly, additional charges could be incurred that would have a material adverse effect on operating results and financial position.

SONOCO 2015 ANNUAL REPORT

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

We sponsor various defined benefit plans worldwide, and have an aggregate projected benefit obligation for these plans of approximately $1.7 billion. The difference between defined benefit plan obligations and assets (the funded status of the plans) significantly affects the net periodic benefit costs and the ongoing funding requirements of the plans. Among other factors, changes in discount rates and lower-than-expected actual investment returns could substantially increase our future plan funding requirements and have a negative impact on our results of operations and cash flows. We have total assets of approximately $1.3 billion funding a portion of the projected benefit obligations of the plans, which consist primarily of common collective trusts, mutual funds, common stocks and debt securities and also include alternative investments such as interests in real estate funds and hedge funds. If the performance of these assets does not meet our assumptions or discount rates decline, the underfunding of the plans may increase and we may have to contribute additional funds to these plans, and our pension expense may increase, which could adversely affect operating results and shareholders’ equity.

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

We have outstanding $0.9 billion of debentures. We also operate a $350 million commercial paper program, supported by a credit facility of an equal amount committed by a syndicate of eight banks until October 2019. If we were prevented from issuing commercial paper, we have the contractual right to draw funds directly on the underlying bank credit facility. We believe that the lenders have the ability to meet their obligations under the facility. However, if these obligations were not met, we may be forced to seek more costly or cumbersome forms of credit. Should such credit be unavailable for an extended time, it would significantly affect our ability to operate our business and execute our plans. In addition, our customers may experience liquidity problems as a result of a negative change in the economic environment, including the ability to obtain credit, that could limit their ability to purchase our products and services or satisfy their existing obligations.

Our credit ratings are important to our ability to issue commercial paper at favorable rates of interest. A downgrade in our credit rating could increase our cost of borrowing.

Certain of our debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires us to maintain a minimum level of interest coverage, and a minimum level of net worth. Although we were substantially above these minimum levels at December 31, 2015, these restrictive covenants could adversely affect our ability to engage in certain business activities that would otherwise be in our best long-term interests.

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

Fluctuations in currency exchange rates can cause translation, transaction and other losses that can unpredictably and adversely affect our consolidated operating results. Our reporting currency is the U.S. dollar. However, as a result of operating globally, a portion of our consolidated net sales, costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. In our consolidated financial statements, we translate the local currency financial results of our foreign operations into U.S. dollars based on their

SONOCO 2015 ANNUAL REPORT

respective exchange rates. Depending on the direction, changes in those rates will either increase or decrease operating results and balances as reported in U.S. dollars. Although we monitor our exposures and, from time to time, may use forward currency contracts to hedge certain forecasted currency transactions or foreign currency denominated assets and liabilities, this does not insulate us completely from foreign currency fluctuations and exposes us to counterparty risk of nonperformance.

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

At December 31, 2015, the carrying value of our goodwill and intangible assets was approximately $1.4 billion. We are required to evaluate our goodwill amounts annually, or more frequently when evidence of potential impairment exists. The impairment test requires us to analyze a number of factors that require judgment. Future changes in the cost of capital, expected cash flows, changes in our business strategy, and external market conditions, among other factors, could require us to record an impairment charge for goodwill, which could lead to decreased assets and reduced net income. If a significant write down were required, the charge could have a material adverse effect on our operating results and shareholders’ equity.

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

SONOCO 2015 ANNUAL REPORT

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

Each of our segments has large customers, and the loss of any of these could have a significant adverse effect on the segment’s sales and, depending on the magnitude of the loss, our results of operations and financial condition. Although a majority of our customer contracts are long-term, they are terminable under certain circumstances, such as our failure to meet quality, volume, or pricing requirements, and there is no assurance that existing customer relationships will be renewed at the same level of production, or at all, at the end of the contract term. Furthermore, although no one customer accounted for more than 10% of our net sales in 2015, 2014 or 2013, the loss of any of our major customers, a reduction in their purchasing levels or an adverse change in the terms of supply agreements with these customers could reduce our net sales and net income. Continued consolidation of our customers could exacerbate any such loss.

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

SONOCO 2015 ANNUAL REPORT

Item 1B. Unresolved staff comments

There are no unresolved written comments from the SEC staff regarding the Company’s periodic or current 1934 Act reports.

Item 2. Properties

The Company’s corporate offices are owned and operated in Hartsville, South Carolina. There are 97 owned and 75 leased facilities used by operations in the Paper and Industrial Converted Products segment, 33 owned and 53 leased facilities used by operations in the Consumer Packaging segment, 8 owned and 18 leased facilities used by operations in the Display and Packaging segment, and 9 owned and 27 leased facilities used by the Protective Solutions segment. Europe, the most significant foreign geographic region in which the Company operates, has 64 manufacturing locations.

Item 3. Legal proceedings

The Company has been named as a potentially responsible party (PRP) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing agreements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued as of December 31, 2015, cannot be determined. As of December 31, 2015 and 2014, the Company had accrued $25.2 million and $59.3 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.

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

As a result of the settlement becoming final, U.S. Mills reversed approximately $32.5 million of the reserves it had previously established for the related claims, resulting in the recognition of a gain in the Company’s Consolidated Financial Statements in the first quarter of 2015. This reversal left a total of $5.0 million reserved for the Section 107 claim that remains in litigation. Through December 31, 2015 approximately $1.1 million has been spent on legal fees related to the Section 107 claim, leaving a total of $3.9 million reserved as of December 31, 2015.

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

Item 4. Mine safety disclosures

Not applicable.

SONOCO 2015 ANNUAL REPORT

Part II	15

Item 5. Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

The Company’s common stock is traded on the New York Stock Exchange under the stock symbol “SON.” As of December 31, 2015, there were approximately 83,100 shareholder accounts. Information required by Item 201(d) of Regulation S-K can be found in Part III, Item 12 of this Annual Report on Form 10-K. The following table indicates the high and low sales prices of the Company’s common stock for each full quarterly period within the last two years as reported on the New York Stock Exchange, as well as cash dividends declared per common share:

	High	Low	Cash Dividends
2015
First Quarter	$47.94	$42.44	$0.32
Second Quarter	$46.50	$43.89	$0.35
Third Quarter	$44.13	$34.68	$0.35
Fourth Quarter	$44.56	$37.01	$0.35

2014
First Quarter	$43.75	$39.52	$0.31
Second Quarter	$44.00	$40.20	$0.32
Third Quarter	$44.65	$38.82	$0.32
Fourth Quarter	$44.69	$35.64	$0.32

The Company made the following purchases of its securities during the fourth quarter of 2015:

Issuer purchases of equity securities

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs[2]
9/28/15 – 11/01/15	687	$41.77	—	2,867,500
11/02/15 – 11/29/15	1,655	$42.15	—	2,867,500
11/30/15 – 12/31/15	952	$43.77	—	2,867,500
Total	3,294	$42.41	—	2,867,500
[1]	A total of 3,294 common shares were repurchased in the fourth quarter of 2015 related to shares withheld to satisfy employee tax withholding obligations in association with the exercise of certain share-based compensation awards. These shares were not repurchased as part of a publicly announced plan or program.
[2]	In April 2011, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. This authorization rescinded all previous existing authorizations and does not have a specific expiration date. A total of 2,132,500 shares were repurchased under this authorization, 2,000,000 shares in 2014 and 132,500 shares in 2013. No shares have been repurchased in 2015. Accordingly, at December 31, 2015, a total of 2,867,500 shares remained available for repurchase under this authorization. On February 10, 2016, the Board of Directors restored the residual share repurchase authorization to its original 5 million shares.

The Company did not make any unregistered sales of its securities during 2015.

SONOCO 2015 ANNUAL REPORT

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

	Years ended December 31
(Dollars and shares in thousands except per share data)	2015	2014	2013	2012	2011
Operating Results
Net sales	$4,964,369	$5,016,994	$4,861,657	$4,813,571	$4,498,932
Cost of sales and operating expenses	4,531,188	4,616,104	4,487,184	4,437,722	4,139,626
Restructuring/Asset impairment charges	50,637	22,792	25,038	32,858	36,826
Interest expense	56,973	55,140	59,913	64,114	41,832
Interest income	(2,375)	(2,749)	(3,187)	(4,129)	(3,758)
Income before income taxes	327,946	325,707	292,709	283,006	284,406
Provision for income taxes	87,738	108,758	93,631	100,402	77,634
Equity in earnings of affiliates, net of tax	(10,416)	(9,886)	(12,029)	(12,805)	(12,061)
Net income	250,624	226,835	211,107	195,409	218,833
Net (income) attributable to noncontrolling interests	(488)	(919)	(1,282)	(110)	(527)
Net income attributable to Sonoco	$250,136	$225,916	$209,825	$195,299	$218,306
Per common share
Net income attributable to Sonoco:
Basic	$2.46	$2.21	$2.05	$1.92	$2.16
Diluted	2.44	2.19	2.03	1.90	2.14
Cash dividends	1.37	1.27	1.23	1.19	1.15
Weighted average common shares outstanding:
Basic	101,482	102,215	102,577	101,804	101,071
Diluted	102,392	103,172	103,248	102,573	102,173
Actual common shares outstanding at December 31	100,944	100,603	102,147	100,847	100,211
Financial Position
Net working capital	$384,862	$461,596	$498,105	$453,145	$467,958
Property, plant and equipment, net	1,112,036	1,148,607	1,021,920	1,034,906	1,013,622
Total assets	4,020,269	4,193,911	3,974,523	4,160,390	3,980,083
Long-term debt	1,021,854	1,200,885	946,257	1,099,454	1,232,966
Total debt	1,134,951	1,253,165	981,458	1,373,062	1,286,632
Total equity	1,532,873	1,503,847	1,706,049	1,487,539	1,412,692
Current ratio	1.4	1.5	1.6	1.4	1.6
Total debt to total capital[1]	42.5%	45.5%	36.5%	48.0%	47.7%

[1]	Calculated as total debt divided by the sum of total debt and total equity.

SONOCO 2015 ANNUAL REPORT

Item 7. Management’s discussion and analysis of financial condition and results of operations

General overview

Sonoco is a leading manufacturer of consumer, industrial and protective packaging products and provider of packaging services with 330 locations in 34 countries. The Company’s operations are organized, managed and reported in four segments, Consumer Packaging, Display and Packaging, Paper and Industrial Converted Products, and Protective Solutions.

Generally, the Company serves two broad end-use markets, consumer and industrial, which, period to period can exhibit different economic characteristics from each other. Geographically, approximately 64% of sales were generated in the United States, 20% in Europe, 5% in Canada and 11% in other regions.

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

Over the next three to four years, the Company aspires to increase base earnings per share, on average, by 10% per year and increase return on net assets employed to 11%, or more. Achieving these goals will be difficult in the current low-growth environment. The Company’s plan for achieving these goals includes organic sales growth, including new product development and expansion in emerging international markets, strategic acquisitions, and margin enhancement through more effective organizational design, indirect spend management, and improved manufacturing productivity, supply chain and back office support processes.

Use of non-GAAP financial measures

To assess and communicate the financial performance of the Company, Sonoco management uses, both internally and externally, certain financial performance measures that are not in conformity with generally accepted accounting principles (“non-GAAP” financial measures). These non-GAAP financial measures reflect the Company’s GAAP operating results adjusted to remove amounts relating to restructuring initiatives, asset impairment charges, environmental charges, acquisition-related costs, excess property insurance recoveries, and certain other items, if any, the exclusion of which management believes improves the period-to-period comparability and analysis of the underlying financial performance of the business. The adjusted non-GAAP results are identified using the term “base,” for example, “base earnings.”

The Company’s base financial performance measures are not in accordance with, nor an alternative for, measures conforming to generally accepted accounting principles and may be different from non-GAAP measures used by other companies. The Company uses the non-GAAP “base” performance measures presented herein for internal planning and forecasting purposes, to evaluate its ongoing operations, and to evaluate the ultimate performance of management and each business unit against plan/forecast all the way up through the evaluation of the Chief Executive Officer’s performance by the Board of Directors. In addition, these same non-GAAP measures are used in determining incentive compensation for the entire management team and in providing earnings guidance to the investing community.

Sonoco management does not, nor does it suggest that investors should, consider these non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Sonoco presents these non-GAAP financial measures to provide users information to evaluate Sonoco’s operating results in a manner similar to how management evaluates business performance. Material limitations associated with the use of such measures are that they do not reflect all period costs included in operating expenses and may not reflect financial results that are comparable to financial results of other companies that present similar costs differently. Furthermore, the calculations of these non-GAAP measures are based on subjective determinations of management regarding the nature and classification of events and circumstances that the investor may find material and view differently. To compensate for these limitations, management believes that it is useful in understanding and analyzing the results of the business to review both GAAP information which includes all of the items impacting financial results and the non-GAAP measures that exclude certain elements, as described above.

Reconciliations of GAAP to base results are presented on pages 20-21 in conjunction with management’s discussion and analysis of the Company’s results of operations. Whenever reviewing a non-GAAP financial measure, readers are encouraged to review the related reconciliation to fully understand how it differs from the related GAAP measure.

2015 overview and 2016 outlook

Despite weakening global economic conditions and headwinds stemming from the continued strength of the U.S. dollar, Sonoco put up solid results in 2015 led by strong year-over-year improvements in our Consumer Packaging and Protective Solutions segments, partially offset by lower results in our Paper and Industrial Converted Products segment. Gains from a positive overall price/cost relationship (the relationship of the change in sales prices to the change in costs of materials, energy and freight), manufacturing productivity improvements and acquisition earnings were largely offset by higher labor, pension, maintenance and other operating costs and the impact of foreign currency translation. Nonetheless, Sonoco’s base earnings grew 3.2 percent over 2014 levels and gross profit margins improved to 18.7 percent from 18.1 percent.

A key focus area for 2015, management is very pleased with the progress made integrating the business of Weidenhammer Packaging Group, a Germany based composite can packaging company, into the Company’s business and its contribution to the Company’s annual results. The Company was able to bring together Sonoco’s existing consumer leadership and operations while driving supply chain synergies and extending market expansion into Eastern Europe. Additional cost and operational synergies are expected to be realized in 2016 and beyond.

SONOCO 2015 ANNUAL REPORT

In late 2014, we completed a detailed assessment of our processes, systems and organization, and identified a series of changes which we implemented over the course of 2015 to better leverage the Company’s existing capabilities, drive efficiencies, and optimize business performance. In support of our strategy to deliver 360-degree Customized Solutions™ to help our customers connect insights to new packaging solutions, the Company opened a new $12 million iPS studio to better demonstrate our ability to leverage the Company’s broad range of capabilities to provide customers the ability, in one stop, to efficiently construct a complete solution that best fits their needs. The iPS Studio, located on the Hartsville campus, embodies philosophically and physically our i6 Innovation Process™ by creating a vibrant environment that encourages collaboration, creativity and curiosity. The space allows for on-site consumer focus groups, plus the ability to see how our products look and perform in a real-word setting. And most importantly, it provides us with a space to demonstrate to our customers our diverse portfolio, deep material science expertise and unique approach to innovation that differentiate us from our competitors.

Key expectations for 2015 were that overall volumes would increase by around 2 percent, price/cost would be relatively flat, and productivity would be strong enough to offset most of the expected inflation in labor and other costs, including higher pension and post-retirement expense. Although volume added approximately 1 percent to sales, in terms of profitability the volume gains were offset by negative mix. Productivity gains for the year fell short of largely offsetting the targeted cost increases, however, the shortfall was largely offset by the overall positive price/cost relationship. Due to an exceptionally strong U.S. dollar, the Company estimates the year-over-year effect of foreign currency translation negatively impacted reported earnings by 4 to 5 percent.

Pension and postretirement benefit expenses for the year were $16.9 million higher than in 2014. The aggregate unfunded position of the Company’s various defined benefit plans decreased from $454 million at the end of 2014, to $432 million at the end of 2015. This decrease was largely driven by the impact of higher discount rates and contributions to the plans totaling $36 million, partially offset by a negative return on plan assets in 2015.

The effective tax rate on GAAP earnings was 6.6 percentage points lower than the prior year while the rate on base earnings was 1.6 percentage points lower than in 2014. A more favorable distribution of earnings between high- and low-tax jurisdictions, as well as certain non-recurring tax charges recognized in 2014, contributed to the lower year-over-year effective tax rate on both GAAP and base earnings. Additionally, the year-over-year decrease in the effective tax rate on GAAP earnings was driven by the release of deferred tax asset valuation allowances in 2015.

The Company generated $453 million in cash from operations during 2015, compared with $418 million in 2014. The majority of the year-over-year increase is attributable to higher GAAP Net Income, which included higher non-cash charges related to pension and postretirement plans, and lower cash contributions to the Company’s pension and postretirement plans in 2015. These benefits were partially offset by higher year-over-year income tax payments in 2015. Cash flow from operations is expected to be approximately $480 million in 2016.

Outlook

Entering 2016, the Company has a guarded view of the global economy. Management’s outlook reflects its assumption that the U.S. economy will show relatively modest growth on the year, while conditions in the Company’s international markets will be more challenging. Volatility in commodity prices and forecasts for a continued strengthening of the dollar, if realized, could create pressure on reported earnings. In 2016, management will be focused on driving improvements in manufacturing productivity while further streamlining our fixed cost structure through organizational, operational and supply chain improvements and selectively pursuing opportunities to grow its businesses. In large part, productivity efforts will be focused on reducing our operations’ unit-cost-to-produce through the continued internal roll out of the Sonoco Performance System, our systematic approach to operational excellence. The majority of the Company’s targeted growth projects fall within its Consumer Packaging and Protective Solutions segments and emerging markets. We expect improved performance from our Paper and Industrial Converted Products segment as we further optimize our manufacturing footprint and pursue targeted share expansion.

Management expects overall volume in 2016 to increase approximately 2 percent, before consideration of the loss of the Irapuato contract described below, reflecting its economic outlook and expectations for a return to volume growth in its industrial-focused businesses after being down in 2015. Volume in the Protective Solutions segment is expected to increase more than 4 percent, reflecting growth across the portfolio. Price/cost is expected to be relatively flat with average prices paid for both recovered paper and steel tinplate expected to remain largely unchanged from 2015 ending levels; prices for plastic resins and film, energy and freight are projected to be somewhat lower, reflecting a benefit from lower annual average oil and natural gas prices. Manufacturing productivity is expected to more than offset the increase expected in labor and other costs, net of a benefit from lower pension and post retirement expense. As a result, management is projecting overall margins for gross profit and base EBIT to improve over 2015 levels.

The 2016 earnings outlook also reflects the recent decision by a customer not to renew a contract to continue operating a packaging center in Irapuato, Mexico. Sonoco expects to transition the operation to its customer over the next six months. The loss of this business will result in annualized lost sales for the Company’s Display and Packaging segment of approximately $90 million. The impact to 2016 sales will depend on the timing of the transition, but is expected to be about one half of the annualized impact, or approximately $45 million, in the second half of the year, while the year-over-year impact to operating profit is expected to be minimal.

In consideration of the above mentioned expected loss of business, the Company updated its goodwill impairment analysis for the Display and Packaging reporting unit. Although the Company concluded that the goodwill of this unit was not more likely than not impaired as of December 31, 2015, from a valuation perspective the outlook for this unit has deteriorated since the annual impairment analysis was conducted during the third quarter of 2015. As a result, the likelihood of a goodwill impairment charge being recognized in future periods has increased. This development is more fully described within this item under “Critical accounting policies and estimates.”

Management’s outlook for 2016 reflects an $11 million decrease in pension and postretirement benefit plan expenses due largely to higher discount rates and a change in the discount rate methodology used to determine interest cost. The change in discount rate methodology is more fully described within this item under “Critical accounting policies and estimates.” Total contributions to the

SONOCO 2015 ANNUAL REPORT

Company’s domestic and international pension and postretirement plans are expected to be approximately $47 million.

Net interest expense is expected to decrease approximately $2 million. The consolidated effective tax rate on base earnings is expected to be approximately 31.2% in 2016 compared with 31.0% in 2015.

In February 2016, the Company announced its intentions to repurchase up to $100 million of its common stock during 2016. The impact of any such purchases on shares outstanding and, therefore, earnings per share will depend on timing and share price.

Acquisitions and joint ventures

The Company completed two acquisitions during 2015 at an aggregate cost of $21.2 million, of which $17.4 million was paid in cash. On April 1, 2015, the Company acquired a 67% controlling interest in Graffo Paranaense de Embalagens S/A (“Graffo”), a flexible packaging business located in Brazil. Graffo serves the confectionery, dairy, pharmaceutical and tobacco markets in Brazil with approximately 230 employees. Total consideration paid for Graffo was approximately $18.3 million, including cash of $15.7 million, and assumed debt of $2.6 million. On September 21, 2015, the Company acquired the high-density wood plug business from Smith Family Companies, Inc., in Hartselle, Alabama. Total consideration for the acquisition was $2.9 million, including cash of $1.8 million and a contingent purchase liability of $1.1 million.

The Company completed two acquisitions during 2014 at an aggregate cost of $366.3 million, of which $334.1 million was paid in cash. The most significant of these was the October 31, 2014, acquisition of the privately held Weidenhammer Packaging Group (“Weidenhammer”), a manufacturer of composite cans, drums, and luxury tubes, as well as rigid plastic containers using thin-walled injection molding technology with in-mold labeling. Markets served include processed foods, powdered beverages, tobacco, confectionery, personal care, pet food, pharmaceuticals, and home and garden products. Headquartered in Hockenheim, Germany, Weidenhammer has approximately 1,100 employees and operates 13 production facilities, including five in Germany, along with individual plants in Belgium, France, the Netherlands, the United Kingdom, the United States, Chile, Greece, and Russia. Total consideration paid for Weidenhammer was approximately $355.3 million, including cash of $323.2 million, and debt and other liabilities assumed totaling $32.1 million. The acquisition was funded with proceeds from a new three-year $250 million term loan, along with existing cash on hand. On May 2, 2014, the Company completed the acquisition of Dalton Paper Products, Inc., a manufacturer of tubes and cores, for a net cash cost of $11.3 million. The acquisition consisted of a single manufacturing facility located in Dalton, Georgia. Also during 2014, the Company received cash totaling $0.3 million in connection with the final working capital settlement related to a 2013 acquisition.

The Company completed three acquisitions during 2013 at an aggregate cost of $4.0 million in cash. These acquisitions consisted of Imagelinx, a global brand artwork management business in the United Kingdom, a small tube and core business in Australia, and a small recycling broker in the United States. The all-cash purchase price of Imagelinx, including the cost of paying off various obligations, was $3.0 million. The aggregate all-cash purchase prices for the other businesses was $1.0 million. Also during 2013, the Company purchased a minority ownership in a small paper recycling business in Finland. The all-cash cost of this investment was $3.6 million.

See Note 3 to the Consolidated Financial Statements for further information about acquisition activities.

Restructuring and asset impairment charges

Due to its geographic footprint (330 locations in 34 countries) and the cost-competitive nature of its businesses, the Company is constantly seeking the most cost-effective means and structure to serve its customers and to respond to fundamental changes in its markets. As such, restructuring costs have been and are expected to be a recurring component of the Company’s operating costs. The amount of these costs can vary significantly from year to year depending upon the scope and location of the restructuring activities.

The following table recaps the impact of restructuring and asset impairment charges on the Company’s net income for the periods presented (dollars in thousands):

	Year Ended December 31
	2015	2014	2013
Exit costs:
2015 Actions	$23,494	$—	$—
2014 Actions	2,014	12,161	—
2013 and Earlier Actions	721	2,492	16,800
Asset impairments:	24,408	8,139	8,238
Total restructuring/asset impairment charges	$50,637	$22,792	$25,038
Income tax benefit	(22,641)	(5,732)	(6,774)
Impact of noncontrolling interests, net of tax	(93)	(52)	2
Total impact of restructuring/asset impairment charges, net of tax	$27,903	$17,008	$18,266

During 2015, the Company announced the closure of six rigid paper facilities—two in the United States, one in Canada, one in Russia, one in Germany, and one in the United Kingdom; the closure of a production line at a thermoforming plant in the United States; and the sale of a portion of its metal ends and closures business in the United States. Restructuring actions also include the closures of a tubes and cores plant, a recycling business, and a printed backer card facility in the United States. In addition, during 2015 the Company recognized asset impairment charges related to the potential disposition of a paper mill in France and eliminated approximately 235 positions worldwide in conjunction with the Company’s announced organizational effectiveness efforts, which are on-going.

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

During 2013, the Company announced the closures of a thermoforming operation in Ireland, a rigid paper packaging plant in the United States, a small tubes and cores operation in Europe, and a fulfillment service center in the United States. The Company also sold a small corrugated box operation in the United States and real-

SONOCO 2015 ANNUAL REPORT

igned its cost structure resulting in the elimination of approximately 120 positions.

The Company expects to recognize future additional costs totaling approximately $3.3 million in connection with previously announced restructuring actions. The Company believes that the majority of these charges will be incurred and paid by the end of 2016. As noted above, the Company is attempting to sell a paper mill in France. Subsequent to December 31, 2015, the Company received a non-binding proposal from a prospective buyer for the purchase of this business. The proposal is subject to the results of an environmental review and other due diligence. If a sale is consummated under the current terms of this proposal, the Company estimates it would recognize a loss of approximately $15 million. Should the sale not occur, the Company expects to pursue the closure of this facility in which case the Company estimates it would incur additional severance, liquidation and other closing-related costs in excess of $15 million. The Company regularly evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken. Restructuring and asset impairment charges are subject to significant fluctuations from period to period due to the varying levels of restructuring activity and the inherent imprecision in the estimates used to recognize the impairment of assets and the wide variety of costs and taxes associated with severance and termination benefits in the countries in which the Company operates.

See Note 4 to the Consolidated Financial Statements for further information about restructuring activities and asset impairment charges.

Reconciliations of GAAP to non-GAAP financial measures

The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures for each of the years presented:

	For the year ended December 31, 2015
Dollars and shares in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Acquisition Related Cost	Tax Related Adjustments & Other(1)	Base
Income before interest and income taxes	$382,544	$50,637	$1,663	$(22,280)	$412,564
Interest expense, net	54,598	—	—	—	54,598
Income before income taxes	$327,946	$50,637	$1,663	$(22,280)	$357,966
Provision for income taxes	87,738	22,641	9	746	111,134
Income before equity in earnings of affiliates	$240,208	$27,996	$1,654	$(23,026)	$246,832
Equity in earnings of affiliates, net of tax	10,416	—	—	—	10,416
Net income	$250,624	$27,996	$1,654	$(23,026)	$257,248
Less: Net (income)/loss attributable to noncontrolling interests, net of tax	(488)	(93)	—	—	(581)
Net income attributable to Sonoco	$250,136	$27,903	$1,654	$(23,026)	$256,667
Per diluted common share	$2.44	$0.27	$0.02	$(0.22)	$2.51
(1)	Consists of the following: gain from the release of reserves related to the partial settlement of the Fox River environmental claims totaling $32,543 ($19,928 after tax); income tax gains from the release of valuation allowances against net deferred tax assets in Spain, Canada, the Netherlands, and the United Kingdom totaling $9,563; legal and financial professional expenses associated with the Company’s investigation of financial misstatements in Mexico totaling $7,099 ($4,380 after tax); additional expenses related to executive life insurance policies totaling $2,188 ($1,344 after tax); and other charges totaling $976 ($741 after tax).

	For the year ended December 31, 2014
Dollars and shares in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Acquisition Related Cost	Tax Related Adjustments & Other(2)	Base
Income before interest and income taxes	$378,098	$22,792	$9,221	$(2,568)	$407,543
Interest expense, net	52,391	—	—	—	52,391
Income before income taxes	$325,707	$22,792	$9,221	$(2,568)	$355,152
Provision for income taxes	108,758	5,732	722	787	115,999
Income before equity in earnings of affiliates	$216,949	$17,060	$8,499	$(3,355)	$239,153
Equity in earnings of affiliates, net of tax	9,886	—	—	—	9,886
Net income	$226,835	$17,060	$8,499	$(3,355)	$249,039
Less: Net (income)/loss attributable to noncontrolling interests, net of tax	(919)	(52)	—	533	(438)
Net income attributable to Sonoco	$225,916	$17,008	$8,499	$(2,822)	$248,601
Per diluted common share	$2.19	$0.16	$0.08	$(0.03)	$2.41
(2)	Consists of excess property insurance settlement gains on a facility in Thailand damaged by a flood in 2011 totaling $2,568 ($2,006 after tax) and other non-base income tax benefits totaling $1,349.

SONOCO 2015 ANNUAL REPORT

	For the year ended December 31, 2013
Dollars and shares in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Acquisition Related Cost	Tax Related Adjustments & Other(3)	Base
Income before interest and income taxes	$349,435	$25,038	$484	$(703)	$374,254
Interest expense, net	56,726	—	—	—	56,726
Income before income taxes	$292,709	$25,038	$484	$(703)	$317,528
Provision for income taxes	93,631	6,774	139	(462)	100,082
Income before equity in earnings of affiliates	$199,078	$18,264	$345	$(241)	$217,446
Equity in earnings of affiliates, net of tax	12,029	—	—	—	12,029
Net income	$211,107	$18,264	$345	$(241)	$229,475
Less: Net (income)/loss attributable to noncontrolling interests, net of tax	(1,282)	2	—	—	(1,280)
Net income attributable to Sonoco	$209,825	$18,266	$345	$(241)	$228,195
Per diluted common share	$2.03	$0.18	$—	$—	$2.21
(3)	Consists primarily of excess property insurance settlement gains totaling $916 ($689 after tax) on a facility in Thailand damaged by a flood in 2011, partially offset by the impact of the February 2013 devaluation of the Venezuelan bolivar fuerte, and additional tax expense of $279 associated with the repatriation of cash completed in 2013.

Results of operations – 2015 versus 2014

For 2015, net income attributable to Sonoco was $250.1 million ($2.44 per diluted share), compared with $225.9 million ($2.19 per diluted share) for 2014. Current year earnings were negatively impacted by net after-tax charges of $6.5 million consisting of restructuring costs, asset impairment charges, legal and professional fees associated with the Company’s investigation of financial misstatements in Mexico, acquisition expenses, and excess executive life insurance expenses, partially offset by gains related to the final settlement of certain of the Fox River environmental claims, and income tax gains from the release of valuation allowances against certain net deferred tax assets.

Net income in 2014 was negatively impacted by after tax charges of $22.7 million consisting of restructuring costs, asset impairment charges, acquisition expenses, and acquisition inventory step-up costs, partially offset by excess property insurance recoveries.

Base earnings in 2015 were $256.7 million ($2.51 per diluted share), compared with $248.6 million ($2.41 per diluted share) in 2014. This 3.2 percent increase in base earnings was the result of a positive price/cost relationship, manufacturing productivity improvements, acquisitions and a lower effective tax rate. These favorable factors were partially offset by higher labor, pension, maintenance, management incentive and other operating costs as well as unfavorable changes in exchange rates.

The effective tax rate on GAAP earnings was 26.8%, compared with 33.4% in 2014, and the effective tax rate on base earnings was 31.0%, compared with 32.7% in 2014. The main driver of the favorable change in the rate on base earnings was favorable shifts in income between jurisdictions with lower income tax rates. The effective tax rate on GAAP earnings was also benefitted by this as well as the release of valuation allowances against deferred tax assets in certain international jurisdictions. Positive operating results, combined with expectations of future profitability, allowed the Company to release valuation allowances in Spain, Canada, and the Netherlands. In addition, the Company released valuation allowances in the United Kingdom as a result of a filing position taken on business acquired as part of the Weidenhammer acquisition.

Consolidated net sales for 2015 were $4.96 billion, a $53 million, or 1.0%, decrease from 2014. The components of the sales change were:

($ in millions)
Volume/Mix	$53
Selling price	(49)
Acquisitions/Divestitures	228
Currency exchange rate/Other	(285)
Total sales decrease	$(53)

Total volume was up in all of the Company’s segments except for Paper and Industrial Converted Products. For the most part, price changes for the Company’s products are driven by changes in the underlying raw materials costs. In 2015, many of the Company’s primary raw materials saw a decline in their market prices leading to lower selling prices for many of the Company’s products with the greatest impact in the Consumer and Paper and Industrial Converted Products segments. While the acquisitions of Weidenhammer at the end of 2014 and a majority ownership of Graffo during the first quarter of 2015 added to sales, those gains were more than offset by the translation impact of a stronger U. S. dollar. Total domestic sales were $3.2 billion, down 2.4% from 2014 levels. International sales were $1.8 billion, up 1.5% from 2014 with most of the increase coming in Europe which was largely driven by the Weidenhammer acquisition, and partially offset by the impact of foreign currency translation.

Costs and expenses/margins

Cost of sales was down $74.2 million in 2015, or 2.0%, from the prior year primarily as a result of foreign currency translation and certain raw material price declines which more than offset higher volume and the impact of acquisitions. The decrease in cost of sales exceeded the decrease in sales reflecting the benefits of higher volume and improved manufacturing productivity, as well as the ability in 2015 for most of our businesses to maintain a positive price/cost relationship. Partially offsetting these benefits were higher pension, labor and other costs. As a result, gross profit margins improved to 18.7% in 2015 from 18.1% in the prior year.

SONOCO 2015 ANNUAL REPORT

Aggregate pension and postretirement plan expenses increased $16.9 million in 2015 to a total of $57.3 million, compared with $40.4 million in 2014. The increase was primarily the result of higher amortization expense as a result of actuarial losses recorded in 2014 attributable to lower discount rates and new mortality assumptions. Approximately 75% of these expenses are reflected in cost of sales and 25% in selling, general and administrative expenses.

Selling, general and administrative expenses decreased $10.8 million, or 2.1%, and were 10.0% of sales compared to 10.1% of sales in 2014. The decrease was primarily driven by the recognition of a $32.5 million gain in 2015 from the partial settlement of the Fox River environmental claim, decreases in both incentive compensation costs and acquisition-related professional fees, and the effects of foreign currency translation from a stronger U.S. dollar. These benefits were largely offset by selling, general and administrative expenses added by the October 2014 acquisition of Weidenhammer, higher pension costs, wage and general inflation, and higher volume-driven costs such as commissions. Base earnings before interest and income taxes were 8.3% of sales in 2015 compared to 8.1% in 2014, driven largely by the improved gross profit margins discussed above.

Restructuring and restructuring related asset impairment charges totaled $50.6 million and $22.8 million in 2015 and 2014, respectively. Additional information regarding restructuring actions and impairments is provided in Note 4 to the Company’s Consolidated Financial Statements.

Research and development costs, all of which were charged to expense, were $22.1 million in 2015 and $24.2 million in 2014. Management expects research and development spending to remain at a similar level in 2016.

Net interest expense totaled $54.6 million for the year ended December 31, 2015, compared with $52.4 million in 2014. The increase was due primarily to higher average debt levels stemming from the Weidenhammer acquisition in October 2014.

Reportable segments

The Company reports its financial results in four reportable segments – Consumer Packaging, Display and Packaging, Paper and Industrial Converted Products, and Protective Solutions.

Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Consolidated Statements of Income, are comprised of the following:

($ in millions)	2015	2014	% Change
Segment operating profit
Consumer Packaging	$231.6	$200.6	15.5%
Display and Packaging	10.9	10.7	2.1%
Paper and Industrial Converted Products	124.1	162.3	(23.5)%
Protective Solutions	46.0	34.0	35.3%
Restructuring/Asset impairment charges	(50.6)	(22.8)	122.2%
Acquisition-related costs	(1.7)	(9.2)	(82.0)%
Other non-operational gains, net	22.3	2.6	767.6%
Consolidated operating profits	$382.5	$378.1	1.2%

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

See Note 16 to the Company’s Consolidated Financial Statements for more information on reportable segments.

Consumer Packaging

($ in millions)	2015	2014	% Change
Trade sales	$2,122.6	$1,962.9	8.1%
Segment operating profits	231.6	200.6	15.5%
Depreciation, depletion and amortization	96.2	75.8	27.0%
Capital spending	76.0	63.1	20.4%

Sales increased year over year primarily due to the acquisitions of Weidenhammer in October 2014 and Graffo in March 2015. Higher volume in flexible packaging, plastic containers, and composite cans in Europe and Asia was partially offset by lower volume in composite cans in North America. The volume gain in flexible packaging was driven largely by increases in the cookies, crackers, and confection markets. Plastic containers saw growth in both the food, adhesives/sealants, and portion control market segments. Global composite can volume was modestly higher as growth in Europe and Asia was somewhat offset by continued decline in the frozen concentrate and refrigerated dough markets and product specific shifts by consumers in portion/package style preferences. Selling prices were down for the segment as a whole driven by market price declines in resins and film, the primary raw materials for the Company’s flexible packaging and plastics businesses. Trade sales in the segment were reduced by approximately $69 million year over year as a result of foreign currency translation due to a stronger U.S. dollar. Domestic sales were approximately $1,449 million, down 3.1%, or $47 million, from 2014, while international sales were approximately $674 million, up 44.5%, or $207 million, from 2015.

Segment operating profits increased by $31.0 million year over year and operating profit margins increased to 10.9% from 10.2% in 2014. The increase in segment operating profits was largely driven by the acquisitions of Weidenhammer and Graffo, a positive price/cost relationship, and solid gains in volume/mix and manufacturing productivity. These benefits were partially offset by inflation in labor and other costs, the impact of foreign currency translation and higher pension expense. Widespread material purchasing and logistics savings were key drivers of the positive price/cost relationship. Except for North American composite cans, all of the Company’s Consumer Packaging businesses saw year-over-year volume improvements.

Significant capital spending in the Consumer Packaging segment included numerous productivity projects, expansion of rigid

SONOCO 2015 ANNUAL REPORT

paper manufacturing capabilities in Europe and Asia, and expansion of flexible packaging manufacturing capabilities in North America.

Display and Packaging

($ in millions)	2015	2014	% Change
Trade sales	$606.1	$666.8	(9.1)%
Segment operating profits	10.9	10.7	2.1%
Depreciation, depletion and amortization	16.6	17.0	(2.4)%
Capital spending	10.9	9.4	15.6%

Domestic trade sales in the segment decreased $34 million, or 11%, to $259 million, while international trade sales decreased $27 million, or 8%, to $347 million. The decline in domestic trade sales resulted from the closure in late 2014 of a U.S. contract packaging facility. The decrease in international sales reflects a negative impact of approximately $69 million from foreign currency translation as a result of a weaker Mexican peso and Polish zloty relative to the U.S. dollar, partially offset by strong volume improvements in point-of-purchase displays.

The increase in segment operating profit was driven by manufacturing productivity and a positive price/cost relationship. These gains were partially offset by the impact of foreign currency translation and inflation of labor and other costs.

In December 2015, the Company was notified by a customer of its decision not to renew a contract to continue operating a packaging center in Irapuato, Mexico. The Company expects to transition the operation to the customer over the first half of 2016. Although dependent on the timing of the transition, the loss of this business is expected to have an impact on sales of approximately $45 million in the second half of 2016, but is expected to have a minimal year-over-year impact on 2016 operating profit.

Capital spending in the segment included numerous productivity and customer development projects in North America.

Paper and Industrial Converted Products

($ in millions)	2015	2014	% Change
Trade sales	$1,729.8	$1,902.4	(9.1)%
Segment operating profits	124.1	162.3	(23.5)%
Depreciation, depletion and amortization	76.7	83.1	(7.6)%
Capital spending	74.0	73.6	0.5%

The U.S. Dollar strengthened against the local currencies in virtually every international market where the segment operates, resulting in a $128 million year-over-year decrease in sales due to foreign currency translation. Also, average market costs for recovered paper in the U.S. were lower year over year resulting in lower average selling prices in all of the segment’s domestic businesses. Selling prices were slightly higher in Brazil and the Andean region, primarily due to overall inflation, and were up in Europe due to the pass through of higher material costs in that market. Total volume was down in the segment despite modest gains in Europe and Latin America which were due to a combination of market share gains and regional expansion. Volume decreased in our reels business on lower demand for steel reels used in both on- and off-shore applications in the oil and gas industry. In addition, volume decreased on our one corrugating medium machine due to general market softening. Total domestic sales in the segment decreased $46 million, or 4.2%, to $1,043 million while international sales decreased $126 million, or 15.6%, to $686 million.

Segment operating profit decreased year over year driven by the overall decline in volume, the negative impact of foreign currency translation and higher pension costs. These declines were partially offset by improved manufacturing productivity. Most of the operating profit declines occurred in the Company’s paper and recycling businesses due to lower volumes and margin compression, which was most notable in corrugating medium as a larger portion of output was sold in less-profitable foreign markets. Overall, tubes and cores operating profits were slightly up year over year driven by a positive price/cost relationship and manufacturing productivity.

Significant capital spending in the segment included the modification of several paper machines, primarily in North America and Europe, and numerous productivity projects.

Protective Solutions

($ in millions)	2015	2014	% Change
Trade sales	$505.9	$484.8	4.3%
Operating profits	46.0	34.0	35.3%
Depreciation, depletion and amortization	23.6	22.8	3.3%
Capital spending	15.7	22.2	(29.3)%

Sales increased year over year primarily due to higher volume in temperature-assured packaging, molded foam automotive components and paper-based protective packaging, partially reduced by the negative impact of foreign currency translation.

Segment operating profit increased year over year due to a positive price/cost relationship and higher volume which were partially offset by increases in labor, overhead and other costs.

Domestic sales were $422 million in 2015 up $16 million, 3.8%, from 2014. International sales increased more modestly to $84 million up $5 million, or 7.0%.

Capital spending in the segment included the start up of a new manufacturing facility in the United States and numerous productivity and customer development projects.

Financial position, liquidity and capital resources

Cash flow

Operating activities

Cash flow from operations totaled $452.9 million in 2015 and $417.9 million in 2014, a year-over-year increase of $35.0 million. Higher year-over-year net income increased operating cash flows by $23.8 million and higher pension and postretirement non-cash expenses and lower pension and postretirement cash contributions resulted in a combined year-over-year increase in operating cash flow of $46.8 million. Slightly more cash was consumed by working capital changes year over year. Lower trade accounts receivable balances created a $20.5 million year-over-year increase in cash. The lower trade receivables were the result of lower levels of business activity in the latter part of 2015 compared with the latter part of 2014. Marginally higher year-over-year inventory levels used $2.6 million of cash in 2015, compared with providing $6.2 million of cash

SONOCO 2015 ANNUAL REPORT

in 2014, resulting in a year-over-year decrease in operating cash flow of $8.8 million. The provision of cash in the prior year was the result of lower year-over-year inventory levels at December 31, 2014, resulting from inventory reduction initiatives in place at that time. Accounts payable provided $12.3 million of cash in 2015 compared with $26.9 million in 2014, a year-over-year decrease in operating cash flow of $14.5 million. The decline in the year-over-year provision of cash was primarily due to the lower level of business activity in the latter part of 2015 compared with the same period in 2014. Accrued expenses provided $15.3 million in 2015 compared with an $8.7 million use of cash in 2014. The year-over-year change of $24.0 million was driven by increases in reserves related to restructuring actions implemented during 2015 and the timing of payments for other accrued expenses. The change in the Fox River environmental reserves reflects a non-cash gain of $32.5 million in 2015 from the reversal of reserves following finalization of a settlement of certain environmental claims and litigation associated with Fox River, while 2014 reflects a cash payment of $14.7 million to fund this settlement. Cash paid for taxes was $37.7 million higher in 2015 than in 2014 due to higher pretax income and prepayments made in December 2015 prior to Congress taking action to extend certain favorable expired tax laws.

In 2014, cash flow from operations was $120.1 million lower than in 2013. Higher year-over-year net income increased operating cash flows by $15.7 million, while lower pension and postretirement non-cash expenses and higher pension and postretirement cash contributions resulted in a combined year-over-year decrease in operating cash flow of $45.4 million. Changes in working capital levels also contributed significantly to the year-over-year reduction in operating cash flows. Higher trade accounts receivable balances created a $36.1 million year-over-year use of cash. The higher trade receivables were the result of greater levels of business activity in the latter part of 2014 compared with the latter part of 2013. Decreases in inventory provided $6.2 million of operating cash flow in 2014, compared with using $32.5 million of cash in 2013, a year-over-year increase in operating cash flows of $38.8 million. The provision of cash in 2014 was a result of lower year-over-year inventory levels at December 31, 2014, resulting from inventory reduction initiatives in place at that time. In addition, some of the Company’s businesses increased raw material inventory levels at the end of 2013 to take advantage of favorable raw material pricing. Accounts payable provided $26.9 million of cash in 2014 compared with $71.0 million in 2013, a year-over-year decrease in operating cash flows of $44.2 million. While increased business activity during the latter part of 2014 drove accounts payable up year over year, it was not as great as the increase from 2012 to 2013. The increase during that period was greater due to higher raw material purchases at the end of 2013 due to favorable raw material pricing. The change in the Fox River environmental reserves reflects higher year-over-year cash payments of $12.5 million, stemming from the $14.7 million funding of a partial settlement in 2014. The negative impact on operating cash flow from cash paid for taxes was $26.7 million higher in 2014 than in 2013 due to higher pretax income, less excess tax over book depreciation primarily due to the biomass boiler project completed in 2013, and a reduction in the amount of currently deductible stock compensation expense due to fewer vested distributions occurring in 2014.

Investing activities

Cash used in investing activities was $179.9 million in 2015, compared with $507.4 million in 2014. The year-over-year decrease is primarily due to lower acquisition spending as the Company paid $323.2 million to acquire the Weidenhammer Packaging Group in October 2014 and completed only two small acquisitions in 2015 for a total cash cost of $17.4 million. Proceeds from the sale of assets were higher year over year due to the February 2015 sale of two metal ends and closures plants for which the Company received cash proceeds of approximately $29.1 million. The change in “investment in affiliates and other, net” is primarily due to the purchase of long-term investment properties in Venezuela in 2015 using locally available cash. Capital spending was $192.3 million in 2015, compared with $177.1 million in 2014, an increase of $15.2 million. The increase is largely attributable to the construction of a new research, development and innovation center at the Company’s corporate headquarters and additional capital investment in Weidenhammer. Capital spending is expected to total approximately $200 million in 2016, net of expected proceeds from dispositions.

Cash flow used by investing activities was $507.4 million in 2014, compared with $169.5 million in 2013. Cash used for acquisitions was $330.1 million higher in 2014 than 2013, driven by $323.2 million used to acquire Weidenhammer. Acquisition spending in 2013 totaled only $4.0 million. Capital spending was $177.1 million in 2014, compared with $172.5 million in 2013, an increase of $4.6 million.

Financing activities

Net cash used by financing activities totaled $256.4 million in 2015, compared with a $39.5 million provision in 2014, an increased use of cash of $295.9 million. Net debt repayments used $114.7 million of cash in 2015 as the Company followed through on its commitment to pay down a portion of the incremental debt incurred to fund the October 2014 acquisition of Weidenhammer. In 2014, net debt borrowings provided $245.2 million of cash including proceeds from a new three-year $250 million term loan arranged in connection with the Weidenhammer acquisition. Cash dividends increased 7.1% to $138.0 million in 2015 compared to $128.8 million in 2014, reflecting a $0.03 per share increase in the quarterly dividend payment approved by the Board of Directors in April 2015. Net proceeds from the exercise of stock awards totaled $1.3 million in 2015, compared with $5.4 million in 2014, and the excess tax benefit of share-based compensation totaled $3.6 million in 2015, compared with $4.1 million in 2014. In addition, Sonoco acquired 0.2 million shares of its common stock in 2015 at a cost of $7.9 million, compared with 2.1 million shares in 2014 at a cost of $87.8 million. Two million of the shares purchased in 2014 were acquired under a previously announced share repurchase authorization.

Net cash provided by financing activities totaled $39.5 million in 2014, compared with a $515.1 million use in 2013, an increased provision of cash of $554.6 million. Net debt borrowings provided $245.2 million of cash in 2014, compared with net debt repayments using $388.4 million of cash in 2013, representing a year-over-year increase in the net provision of cash of $633.6 million. The 2014 borrowings consisted primarily of proceeds from the aforementioned term loan used to partially fund the acquisition of Weidenhammer on October 31, 2014. A portion of the debt repayments in 2013 were funded by the repatriation of approximately $260 million of cash from the Company’s foreign subsidiaries. This cash was used to pay off the $135 million balance of an earlier term loan entered into in November 2011 to fund the Tegrant acquisition and the remainder was used to pay down commercial paper. In addition, the Company utilized $117.7 million of cash on hand to fund the

SONOCO 2015 ANNUAL REPORT

repayment of its 6.5% debentures upon their maturity in November 2013. Cash dividends increased 3.2% to $128.8 million in 2014 compared to $124.8 million in 2013. Net proceeds from the exercise of stock awards totaled $5.4 million in 2014, compared with $15.8 million in 2013, and the excess tax benefit of share-based compensation totaled $4.1 million in 2014, compared with $12.5 million in 2013. In addition, Sonoco acquired 2.1 million shares of its common stock in 2014 at a cost of $87.8 million, compared with 0.7 million shares in 2013 at a cost of $27.2 million.

Current assets decreased year over year by $66.4 million to $1,307.4 million at December 31, 2015, and current liabilities increased by $10.3 million to $922.5 million, resulting in a drop in the Company’s current ratio from 1.50 at December 31, 2014 to 1.42 at December 31, 2015. The significant strengthening of the U.S. dollar during 2015 resulted in year-over-year decreases in the translated values of the Company’s current assets and current liabilities denominated in other functional currencies. The decrease in other current liabilities, however, was more than offset by the reclassification of the Company’s 5.625% debentures, due June 2016, from long-term to current debt.

Contractual obligations

The following table summarizes contractual obligations at December 31, 2015:

	Payments Due In
($ in millions)	Total	2016	2017-2018	2019-2020	Beyond 2020	Uncertain
Debt obligations	$1,135.0	$113.1	$154.2	$3.6	$864.1	$—
Interest payments[1]	926.2	48.2	92.4	92.0	693.6	—
Operating leases	166.9	44.5	66.3	34.7	21.4	—
Income tax contingencies[2]	16.4	1.9	—	—	—	14.5
Purchase obligations[3]	428.6	132.8	233.7	56.3	5.8	—
Total contractual obligations[4]	$2,673.1	$340.5	$546.6	$186.6	$1,584.9	$14.5
[1]	Includes interest payments on outstanding fixed-rate, long-term debt obligations, as well as financing fees on the backstop line of credit.
[2]	Due to the nature of this obligation, the Company is unable to estimate the timing of the cash outflows. Includes gross unrecognized tax benefits of $17.2, plus accrued interest associated with the unrecognized tax benefit of $2.2, adjusted for the deferred tax benefit associated with the future deduction of unrecognized tax benefits and the accrued interest of $2.2 and $0.8, respectively.
[3]	Includes only long-term contractual commitments. (Does not include short-term obligations for the purchase of goods and services used in the ordinary course of business.)
[4]	Excludes potential cash funding requirements of the Company’s retirement plans and retiree health and life insurance plans.

Capital resources

The Company’s cash balances are held in numerous locations throughout the world. At December 31, 2015 and 2014, approximately $96.3 million and $118.5 million, respectively, of the Company’s reported cash and cash equivalents balances of $182.4 million and $161.2 million, respectively, were held outside of the United States by its foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. Under current law, cash repatriated to the U.S. is subject to federal income taxes, less applicable foreign tax credits. As the Company enjoys ample domestic liquidity through a combination of operating cash flow generation and access to bank and capital markets borrowings, we have generally considered our offshore cash balances to be indefinitely invested outside the United States and currently have no plans to repatriate cash balances. Accordingly, as of December 31, 2015, the Company is not providing for U.S. federal tax liability on these amounts for financial reporting purposes. However, if any such balances were to be repatriated, additional U.S. federal income tax payments could result. Computation of the potential deferred tax liability associated with unremitted earnings deemed to be indefinitely reinvested is not practicable.

Under Internal Revenue Service rules, U.S. corporations may borrow funds from foreign subsidiaries for up to 30 days without unfavorable tax consequences. The Company has utilized these rules at various times in prior years to temporarily access offshore cash in lieu of issuing commercial paper. The Company did not access any offshore cash under these rules in 2015. However, depending on its immediate offshore cash needs, the Company may choose to access such funds again in the future as allowed under the rules.

The Company operates a $350 million commercial paper program, supported by a committed revolving bank credit facility of the same amount. In October 2014, the Company entered into a new credit agreement with a syndicate of eight banks for that revolving facility, together with a new $250 million three-year term loan. The revolving bank credit facility is committed through October 2019. If circumstances were to prevent the Company from issuing commercial paper, it has the contractual right to draw funds directly on the underlying revolving bank credit facility. The Company had no outstanding commercial paper at December 31, 2015 or 2014.

The Company’s total debt at December 31, 2015, was $1,135 million, a year-over-year decrease of $118 million driven by $100 million of payments that partially repaid the three-year term loan obtained in October 2014 in connection with the Weidenhammer acquisition. The Company expects to fund settlement of the 5.625% debentures upon maturity in June 2016, with a combination of available cash and short-term borrowings.

The Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either a cash deposit or borrowing position

SONOCO 2015 ANNUAL REPORT

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

The Company’s various U.S and international defined benefit pension and postretirement plans were underfunded at the end of 2015 by approximately $432 million. During 2015, the Company contributed approximately $36 million to its benefit plans. The Company anticipates that benefit plan contributions in 2016 will total approximately $47 million. Future funding requirements will depend largely on actual investment returns and future actuarial assumptions. Participation in the U.S. qualified defined benefit pension plan is frozen for salaried and non-union hourly U.S. employees hired on or after January 1, 2004. In February 2009, the plan was further amended to freeze service credit earned effective December 31, 2018. This change is expected to moderately reduce the volatility of long-term funding exposure and expenses.

Total equity increased $29.0 million during 2015 as net income of $250.6 million was offset by other comprehensive losses totaling $97.8 million, dividend payments of $139.2 million, and share repurchases of $7.9 million. The primary components of other comprehensive loss were a $129.7 million translation loss from the impact of a stronger U.S. dollar on the Company’s foreign investments and a $31.0 million reduction, net of tax, of actuarial losses in the Company’s various defined benefit plans resulting from amortization recognized during the year partially offset by additional net losses due primarily to the weak investment performance of plan assets in 2015. Total equity decreased $202.2 million during 2014 as net income of $226.8 million was offset by other comprehensive losses totaling $239.8 million, dividend payments of $130.0 million, and share repurchases of $87.8 million. The primary components of other comprehensive loss were a $103.4 million translation loss from the impact of a stronger U.S. dollar on the Company’s foreign investments and a $130.7 million adjustment, net of tax, reflecting actuarial losses in the Company’s various defined benefit plans resulting from lower discount rates and new mortality assumptions.

In April 2011, the Company’s Board of Directors authorized the repurchase of up to 5 million shares of the Company’s common stock. Beginning in the latter part of 2013 and continuing throughout 2014, a total of 2.13 million shares were repurchased under this authorization at a total cost of $87.5 million. The Company did not repurchase additional shares under this authorization in 2015; accordingly, at December 31, 2015, a total of 2.87 million shares remained authorized for repurchase. On February 10, 2016, the Board of Directors restored the residual share repurchase authorization to its original 5 million shares, and the Company has announced its intention to repurchase up to $100 million of the Company’s common stock in open market transactions during the remainder of 2016. The Company expects to fund such repurchases primarily with net free operating cash flow.

Although the ultimate determination of whether to pay dividends is within the sole discretion of the Board of Directors, the Company plans to increase dividends as earnings grow. Dividends per common share were $1.37 in 2015, $1.27 in 2014 and $1.23 in 2013. On February 10, 2016, the Company declared a regular quarterly dividend of $0.35 per common share payable on March 10, 2016, to shareholders of record on February 24, 2016.

Off-balance sheet arrangements

The Company had no material off-balance sheet arrangements at December 31, 2015.

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

In January 2003, the Venezuelan government suspended the free exchange of bolivars (BsF) for foreign currency. Up until July 2015, the Company had consistently used the Venezuela central bank official rate to report results of its Venezuela operations. As discussed below, beginning in July 2015 the Company began reporting results based on an alternative exchange.The official rate has been devalued from 1.6 BsF/US$ in January 2003 to 6.3 BsF/US$ presently and access to U.S dollars at the official rate is extremely limited. Since January 1, 2010, the Company has considered Venezuela to be a hyperinflationary economy and has accounted for its operations accordingly.

In addition to the official rate, the Venezuelan government now supports two alternative foreign exchange mechanisms. However, due to program limitations preventing the Company’s participation and/or a lack of transparency or consistent availability, the Company had continued to use the official rate to report the results of its operations in Venezuela. However, during the third quarter of 2015, as a result of significant inflationary increases and to avoid distortion of the consolidated results from translation of its Venezuelan operations, the Company concluded that it was appropriate to begin translating its Venezuelan operations using an alternative exchange rate. As a result, reported operating results for Venezuela and all monetary assets and liabilities in Venezuela are reflected in the consolidated financial statements using SIMADI-based rates; the SIMADI rate at the end of December was 199 bolivars to the dollar compared to the official rate of 6.3 to 1. The change to an alternative rate resulted in the recognition during the third quarter of a foreign exchange remeasurement loss on net monetary assets. In addition, the use of the SIMADI rate resulted in impairment charges being recognized against inventories and certain long-term nonmonetary assets as the US dollar value of projected future cash flows from these assets was no longer sufficient to recover their U.S. dollar carrying values. The total impact on current year results of the

SONOCO 2015 ANNUAL REPORT

impairment charges together with the remeasurement loss was $12.1 million on both a before and after-tax basis. The Company’s remaining exposure in Venezuela is approximately $2.5 million.

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

At December 31, 2015, the Company had derivative contracts outstanding to hedge the price on a portion of anticipated commodity and energy purchases as well as to hedge certain foreign exchange risks for various periods through December 2017. These contracts included swaps to hedge the purchase price of approximately 6.2 MMBTUs of natural gas in the U.S. and Canada representing approximately 79% and 19% of anticipated natural gas usage for 2016 and 2017, respectively. Additionally, the Company had swap contracts covering 2,983 metric tons of aluminum and 2,640 short tons of OCC, representing approximately 40% and less than 1%, respectively, of anticipated usage for 2016. The aluminum hedges relate to fixed-price customer contracts. At December 31, 2015, the Company had a number of foreign currency contracts in place for both designated and undesignated hedges of either anticipated foreign currency denominated transactions or existing financial assets and liabilities. At December 31, 2015, the total notional amount of these contracts, in U.S. dollar terms, was $251 million, of which $104 million related to the Canadian dollar, $60 million to the Mexican peso, $33 million to the Colombian peso, $43 million to the euro; $8 million to the British pound; and $3 million to all other currencies.

The total fair market value of the Company’s derivatives was in a net unfavorable position of $10.4 million at December 31, 2015, and a net unfavorable position of $10.7 million at December 31, 2014. Derivatives are marked to fair value using published market prices, if available, or using estimated values based on current price quotes and a discounted cash flow model. See Note 9 to the Consolidated Financial Statements for more information on financial instruments.

The Company is subject to various federal, state and local environmental laws and regulations concerning, among other matters, solid waste disposal, wastewater effluent and air emissions. Although the costs of compliance have not been significant due to the nature of the materials and processes used in manufacturing operations, such laws also make generators of hazardous wastes and their legal successors financially responsible for the cleanup of sites contaminated by those wastes. The Company has been named a potentially responsible party at several environmentally contaminated sites. These regulatory actions and a small number of private party lawsuits are believed to represent the Company’s largest potential environmental liabilities. The Company has accrued $25.2 million (including $3.9 million associated with U.S. Mills) at December 31, 2015, compared with $59.3 million at December 31, 2014 (including $37.8 million associated with U.S. Mills), with respect to these sites. See “Environmental Charges,” Item 3 – Legal Proceedings and Note 14 to the Consolidated Financial Statements for more information on environmental matters.

Results of operations – 2014 versus 2013

Consolidated net sales for 2014 were $5.0 billion, a $155 million, or 3.2%, increase from 2013.

The components of the sales change were:

($ in millions)
Volume/Mix	$87
Selling price	27
Acquisitions/Divestitures	100
Currency exchange rate/Other	(59)
Total sales increase	$155

Total volume was up in all of the Company’s segments. For the most part, price changes for the Company’s products are driven by changes in the underlying product costs. Of the selling price gains, approximately 50% came in Paper and Industrial Converted Products, primarily driven by increases in South America and Europe. The majority of the remaining gains came in the Consumer Packaging segment, primarily reflecting contract price changes to pass through higher resin, film and other costs. Total domestic sales were $3.3 billion, up 1.7% from 2013 levels. International sales were $1.7 billion, up 6.2% from 2013 with most of the increase coming from Europe which was largely driven by the Weidenhammer acquisition.

Costs and expenses

Cost of sales was up $109.1 million in 2014, or 2.7%, from the prior year primarily driven by higher volume and the impact of acquisitions. This was less than the 3.2% increase in sales reflecting the benefits of higher volume, improved productivity and lower pension and postretirement expense, as well as the ability in 2014 for most of our businesses to increase prices in line with, or somewhat more than, the increases in the direct costs of materials, energy and freight. Partially offsetting these benefits were higher labor and other costs. As a result, gross profit margins improved year over year to 18.1% in 2014 from 17.7% in the prior year. In our industrial businesses, lower average market prices for recovered paper in the U.S. were largely offset by increases in Europe and South America, while Consumer Packaging was negatively impacted by higher resin, tinplate steel and other costs.

In 2014, aggregate pension and postretirement expenses decreased $21.5 million to $40.4 million, versus $61.9 million in 2013. Approximately 75% of these expenses were reflected in cost of sales, with the balance in selling, general and administrative expenses. The lower expense was primarily the result of lower amortization of actuarial losses due to higher discount rates at the end of 2013.

Selling, general and administrative expenses increased $19.8 million, or 4.1%, and were 10.1% of sales compared to 10.0% of sales in 2013. The dollar increase was driven primarily by the impact of acquisitions, higher incentive compensation costs, wage and general inflation, and higher volume-driven costs such as commissions.

SONOCO 2015 ANNUAL REPORT

Partially offsetting these increases were the lower pension expense and a gain from a legal settlement. Base earnings before interest and income taxes were 8.1% of sales in 2014 compared to 7.7% in 2013, driven by the improved gross profit margins discussed above.

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

Sales increased year over year primarily due to the acquisition of Weidenhammer in October 2014 and higher volume in flexible packaging and plastic containers, partially offset by lower volume in composite cans. The volume gain in flexible packaging was driven largely by the expanded use of pouches in the shelf stable foods market and volume increases in the cookies and crackers market. Plastic containers saw growth in both the personal care and food market segments while composite can volume was off largely due to the continued decline in the frozen concentrate market, products shifts by consumers in portion/package style preferences, and sales opportunities lost to the severe winter weather in 2014. Selling prices were mixed, but slightly higher for the segment as a whole. Most of the price gain came in plastic containers as a result of passing through higher resin costs. The impact of translation due to a stronger U.S. dollar reduced reported segment trade sales by approximately $13 million. Domestic sales were approximately $1,496 million, up 1.3%, or $19 million, from 2013, while international sales were approximately $467 million in 2013, up 12.0%, or $50 million, from 2013.

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

Trade sales were up $27.9 million year over year, reflecting volume growth in the Company’s U.S. display and packaging and international contract packaging operations partially offset by foreign currency translation. Both domestic and international sales benefited from organic growth with existing customers while higher volumes in international display and packaging also reflect new business. Domestic sales increased $7 million, or 2.4%, to $293 million, while international sales increased $21 million, or 6.0%, to $374 million.

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

SONOCO 2015 ANNUAL REPORT

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

Significant capital spending in the segment included the modification of several paper machines, primarily in North America and Europe, and numerous productivity projects. Capital spending is net of tax credits received on energy generation equipment of $3.8 million and $21.9 million in 2014 and 2013, respectively.

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

Critical accounting policies and estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and assumptions on an ongoing basis, including but not limited to those related to inventories, bad debts, derivatives, income taxes, share-based compensation, goodwill, intangible assets, restructuring, pension and other postretirement benefits, environmental liabilities, and contingencies and litigation. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results could differ from those estimates. The impact of and any associated risks related to estimates, assumptions and accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in the Notes to the Consolidated Financial Statements, if applicable, where such estimates, assumptions and accounting policies affect the Company’s reported and expected financial results.

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

SONOCO 2015 ANNUAL REPORT

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

In considering the level of uncertainty regarding the potential for goodwill impairment, management has concluded that any such impairment would likely be the result of adverse changes in more than one assumption. Management does not consider any of its assumptions to be either aggressive or conservative, but rather its best estimate based on available evidence at the time of the assessment. Other than in Display and Packaging, which is discussed below, there is no specific singular event or single change in circumstances management has identified that it believes could reasonably result in a change to expected future results in any of its reporting units sufficient to result in goodwill impairment. In management’s opinion, a change of such magnitude would more likely be the result of changes to some combination of the factors identified above, a general deterioration in competitive position, introduction of a superior technology, significant unexpected changes in customer preferences, an inability to pass through significant raw material cost increases, and other such items as identified in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Although no reporting units failed the testing noted above, in management’s opinion, the reporting units having the greatest risk of a significant future impairment if actual results fall short of expectations are Plastics—Blowmolding, Display and Packaging, and Paper and Industrial Converted Products—Europe. Total goodwill associated with these reporting units was approximately $115 million, $205 million and $85 million, respectively, at December 31, 2015.

Plastics—Blowmolding manufactures blow-molded plastic containers primarily for use in nonfood applications. This reporting unit is the result of the purchase of Matrix Packaging in May 2007, which was acquired to be a growth platform for the Company and to provide an avenue into the health and beauty market. In order for the unit to achieve its growth potential, the Company has continued to invest significantly in the business. As a result, current projections for this reporting unit reflect revenue growth as well as a slight improvement in operating margins due largely to expected execution improvements. Sales growth is expected to be driven by the continued return of volume that was shifted to competitors in 2013 due to production down time, new business from key nonfood customers, expansion into more food-based applications and collaboration with large-scale packaging service providers. Margins are expected to hold steady as a result of future productivity improvements and the leveraging of new sales volume to offset inflation. Should the sales growth and/or margin improvements not materialize, a goodwill impairment charge may be incurred. Based on the valuation work performed during third quarter for the current year test, the estimated fair value of Plastics—Blowmolding exceeded its carrying value by approximately 26%, compared with approximately 32% in the prior year. The decrease from the prior year is due to lower volume and selling price projections and the exchange rate impact of a stronger U.S. dollar.

The Display and Packaging reporting unit designs, manufactures, assembles, packs and distributes temporary, semipermanent and permanent point-of-purchase displays; provides supply chain management services, including contract packing, fulfillment and scalable service centers; and manufactures retail packaging, including printed backer cards, thermoformed blisters and heat sealing equipment. In 2015, management found major accounting irregularities at its Irapuato, Mexico packaging center spanning back to 2011 which resulted in the restatement of prior period results. Since that time, management has worked to make changes to restore the profitability of this packaging center, including renegotiating contract terms with its customer. Despite these efforts, the Company was notified by the customer in late 2015 of its decision not to renew the contract to continue operating this packaging center. The Company expects to transition the operation to the customer over the first half of 2016. In light of this decision, the Company performed an updated goodwill impairment analysis for this reporting unit as of December 31, 2015. While the loss of this business will result in annualized lost sales of approximately $90 million, it is projected to have only a modest impact on future operating profits. Based on the quantitative and qualitative results of

SONOCO 2015 ANNUAL REPORT

its analysis, the Company concluded that it was not more likely than not that the reporting unit’s goodwill was impaired. The updated goodwill impairment analysis reflects expectations for multiple years of solid and consistent volume growth based partially on projected new business driven by synergies between retail packaging manufacturing and packaging services. In addition, the analysis reflects expected cash flow improvements from future productivity initiatives. A large portion of sales in this reporting unit is concentrated in one customer and this business is currently under negotiations for contract renewal. If a significant amount of business were lost and not replaced under similar terms, or the growth and productivity gains were not realized, it is likely that a goodwill impairment charge could be incurred. Total goodwill associated with this reporting unit was approximately $205 million at December 31, 2015. Based on the updated valuation work performed as of year end, the estimated fair value of Display and Packaging exceeded its carrying value by approximately 11%, compared with 19% in the prior year.

Paper and Industrial Converted Products—Europe manufactures paperboard tubes and cores, fiber-based construction tubes and forms and recycled paperboard and linerboard. Over the past few years, persistently high unemployment and a slowdown in China and other developing countries, and geo-political developments/conflicts in Eastern Europe and the Middle East has negatively affected European demand in both the continental and export markets. Although the operations of this reporting unit have been under pressure as a result, management has been able to hold local currency financial performance relatively steady. In addition to its ongoing efforts to optimize the plant footprint and cost structure within Europe, management believes the Company should be able to grow at or above the Eurozone’s projected GDP growth rates and continue to mitigate the impact of these factors. However, if economic conditions were to continue to deteriorate in a sustained fashion and/or management were unable to fully mitigate the impacts, it is possible that a goodwill impairment charge could be incurred. Based on the valuation work performed during the third quarter, the estimated fair value of Paper and Industrial Converted Products—Europe exceeded its carrying value by approximately 31%.

For the most recent analyses performed during 2015, projected future cash flows were discounted at 9.9%, 10.2% and 8.1% for Plastics—Blowmolding, Display and Packaging and Paper and Industrial Converted Products—Europe, respectively. Holding other valuation assumptions constant, Plastics—Blowmolding projected operating profits across all future periods would have to be reduced approximately 18%, or the discount rate increased to 12.0%, in order for the estimated fair value to fall below the reporting unit’s carrying value. The corresponding percentages for Display and Packaging are 9% and 11.0% and for Paper and Industrial Converted Products—Europe are 19% and 10.1%.

During the time subsequent to the annual evaluation, and at December 31, 2015, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. Other than as described above for the Display and Packaging reporting unit, it is management’s opinion that no such events have occurred.

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

Stock-based compensation plans

The Company utilizes share-based compensation in the form of stock appreciation rights, restricted stock units and other share-based awards. Certain awards are in the form of contingent stock units where both the ultimate number of units and the vesting period are performance based. The amount and timing of compensation expense associated with these performance-based awards are based on estimates regarding future performance using measures defined in the plans. In 2015, the performance measures consisted of Earnings per Share and Return on Net Assets Employed. Changes in estimates regarding the future achievement of these performance measures may result in significant fluctuations from period to period in the amount of compensation expense reflected in the Company’s Consolidated Financial Statements.

The Company uses an option-pricing model to determine the grant date fair value of its stock appreciation rights. Inputs to the model include a number of subjective assumptions. Management routinely assesses the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time that results in changes to these assumptions and methodologies, which could materially impact fair value determinations.

Pension and postretirement benefit plans

The Company has significant pension and postretirement benefit liabilities and costs that are measured using actuarial valuations. The actuarial valuations employ key assumptions that can have a

SONOCO 2015 ANNUAL REPORT

significant effect on the calculated amounts. The key assumptions used at December 31, 2015, in determining the projected benefit obligation and the accumulated benefit obligation for U.S. retirement and retiree health and life insurance plans include: discount rates of 4.58% and 4.21% for the active and inactive qualified retirement plans, respectively, 4.16% for the non-qualified retirement plans, and 3.78% for the retiree health and life insurance plan; and rates of compensation increases ranging from 3.36% to 5.1%. The key assumptions used to determine 2015 net periodic benefit cost for U.S. retirement and retiree health and life insurance plans include: discount rates of 4.19% and 3.88% for the active and inactive qualified retirement plans, respectively, 3.85% for the non-qualified retirement plans, and 3.52% for the retiree health and life insurance plan; an expected long-term rate of return on plan assets of 7.85% and 7.55% for the active and inactive qualified retirement plans, respectively; and rates of compensation increases ranging from 3.42% to 6.24%.

During 2015, the Company recorded total pension and postretirement benefit expenses of approximately $57.3 million, compared with $40.4 million during 2014. The 2015 amount reflects $96.0 million of expected returns on plan assets at an average assumed rate of 7.0% and interest cost of $71.6 million at a weighted-average discount rate of 3.9%. The 2014 amount reflects $94.8 million of expected returns on plan assets at an average assumed rate of 7.2% and interest cost of $74.5 million at a weighted-average discount rate of 4.7%. During 2015, the Company made contributions to its pension and postretirement plans of $36.0 million. In the prior year, the Company made contributions to its pension and postretirement plans totaling $65.9 million. Contributions vary from year to year depending on various factors, the most significant being the market value of assets and interest rates. Cumulative net actuarial losses were approximately $685 million at December 31, 2015, and are primarily the result of low discount rates and the poor asset performance in 2008. Actuarial losses/gains outside of the 10% corridor defined by U.S. GAAP are amortized over the average remaining service life of the plan’s active participants or the average remaining life expectancy of the plan’s inactive participants (if all, or almost all, of the plan’s participants are inactive).

Effective January 1, 2016, the Company changed the method used to estimate the service and interest cost components of net periodic benefit cost. Historically, these components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation at the beginning of the period. The Company has elected to use a full yield curve approach in the estimation of these components of benefit cost by applying the specific spot rates along the yield curve used in the determination of the projected benefit obligation to the relevant projected cash flows. The Company made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of interest cost. This change does not affect the measurement of the Company’s total pension and post-retirement obligations reported on the balance sheet as the change in the service and interest cost is completely offset by the actuarial gain or loss reported in the period, nor does it affect cash flows. The Company has accounted for this change as a change in estimate and will account for it prospectively beginning in 2016. This change in estimate is expected to reduce net periodic benefit cost by approximately $12 million in 2016.

The Company is projecting total benefit plan expense to be approximately $11 million lower in 2016 than in 2015 due primarily to the new spot rate approach for determining the service cost and interest cost components of benefit plan expense. Higher discount rates are also contributing to lower year-over-year benefit plan expense, but the impact is offset by lower expected returns on assets. The lower returns are due to a 20 basis point drop in the expected rate of return assumption for 2016 and a lower asset base due to market performance of benefit plan assets in 2015.

The Company adjusts its discount rates at the end of each fiscal year based on yield curves of high-quality debt instruments over durations that match the expected benefit payouts of each plan. The expected rate of return assumption is derived by taking into consideration the targeted plan asset allocation, projected future returns by asset class and active investment management. A third-party asset return model was used to develop an expected range of returns on plan investments over a 12- to 15-year period, with the expected rate of return selected from a best estimate range within the total range of projected results. The Company periodically re-balances its plan asset portfolio in order to maintain the targeted allocation levels. The rate of compensation increase assumption is generally based on salary and incentive compensation increases. A key assumption for the U.S. retiree health and life insurance plan is a medical cost trend rate beginning at 6.0% for post-age 65 participants and trending down to an ultimate rate of 4.9% in 2041. The ultimate trend rate of 4.9% represents the Company’s best estimate of the long-term average annual medical cost increase over the duration of the plan’s liabilities. It provides for real growth in medical costs in excess of the overall inflation level.

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

The sensitivity to changes in the critical assumptions for the Company’s U.S. plans as of December 31, 2015, is as follows:

Assumption ($ in millions)	Percentage Point Change	Projected Benefit Obligation Higher/(Lower)	Annual Expense Higher/ (Lower)
Discount rate	-.25 pts	$46.3	$3.8
Expected return on assets	-.25 pts	N/A	$2.7

See Note 12 to the Consolidated Financial Statements for additional information on the Company’s pension and postretirement plans.

Recent accounting pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

SONOCO 2015 ANNUAL REPORT

Item 7A. Quantitative and qualitative disclosures about market risk

Information regarding market risk is provided in this Annual Report on Form 10-K under the following items and captions: “Our international operations subject us to various risks that could adversely affect our business operations and financial results” and “Currency exchange rate fluctuations may reduce operating results and shareholders’ equity” in Item 1A-Risk Factors; “Risk Management” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; and in Note 9 to the Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data.

Item 8. Financial statements and supplementary data

The Consolidated Financial Statements and Notes to the Consolidated Financial Statements are provided on pages F-1 through F-31 of this report. Selected quarterly financial data is provided in Note 18 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

SONOCO 2015 ANNUAL REPORT

F 1	Report Of Independent Registered Public Accounting Firm

To the shareholders and directors of Sonoco Products Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of changes in total equity and of cash flows present fairly, in all material respects, the financial position of Sonoco Products Company and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to ineffective operation of business performance reviews to monitor the balance sheet activity at certain domestic locations existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it classifies deferred taxes in 2015.

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

Charlotte, North Carolina

February 29, 2016

Consolidated Balance Sheets	F 2
Sonoco Products Company

(Dollars and shares in thousands) At December 31	2015	2014
Assets
Current Assets
Cash and cash equivalents	$182,434	$161,168
Trade accounts receivable, net of allowances of $11,069 in 2015 and $8,547 in 2014	627,962	653,737
Other receivables	46,801	38,580
Inventories
Finished and in process	139,589	151,150
Materials and supplies	245,894	269,126
Prepaid expenses	64,698	61,071
Deferred income taxes	—	38,957
	1,307,378	1,373,789
Property, Plant and Equipment, Net	1,112,036	1,148,607
Goodwill	1,140,461	1,177,962
Other Intangible Assets, Net	245,095	280,935
Long-term Deferred Income Taxes	52,626	45,442
Other Assets	162,673	167,176
Total Assets	$4,020,269	$4,193,911
Liabilities and Equity
Current Liabilities
Payable to suppliers	$508,057	$517,228
Accrued expenses and other	225,303	256,566
Accrued wages and other compensation	68,924	77,520
Notes payable and current portion of long-term debt	113,097	52,280
Accrued taxes	7,135	8,599
	922,516	912,193
Long-term Debt	1,021,854	1,200,885
Pension and Other Postretirement Benefits	432,964	444,231
Deferred Income Taxes	72,933	91,157
Other Liabilities	37,129	41,598
Commitments and Contingencies
Sonoco Shareholders’ Equity
Serial preferred stock, no par value
Authorized 30,000 shares
0 shares issued and outstanding as of December 31, 2015 and 2014
Common shares, no par value
Authorized 300,000 shares
100,944 and 100,603 shares issued and outstanding at December 31, 2015 and 2014, respectively	7,175	7,175
Capital in excess of stated value	404,460	396,980
Accumulated other comprehensive loss	(702,533)	(608,851)
Retained earnings	1,803,827	1,692,891
Total Sonoco Shareholders’ Equity	1,512,929	1,488,195
Noncontrolling Interests	19,944	15,652
Total Equity	1,532,873	1,503,847
Total Liabilities and Equity	$4,020,269	$4,193,911

The Notes beginning on page F-6 are an integral part of these financial statements.

F 3	Consolidated Statements of Income
Sonoco Products Company

(Dollars and shares in thousands except per share data) Years ended December 31	2015	2014	2013
Net sales	$4,964,369	$5,016,994	$4,861,657
Cost of sales	4,034,947	4,109,108	4,000,013
Gross profit	929,422	907,886	861,644
Selling, general and administrative expenses	496,241	506,996	487,171
Restructuring/Asset impairment charges	50,637	22,792	25,038
Income before interest and income taxes	382,544	378,098	349,435
Interest expense	56,973	55,140	59,913
Interest income	2,375	2,749	3,187
Income before income taxes	327,946	325,707	292,709
Provision for income taxes	87,738	108,758	93,631
Income before equity in earnings of affiliates	240,208	216,949	199,078
Equity in earnings of affiliates, net of tax	10,416	9,886	12,029
Net income	250,624	226,835	211,107
Net (income) attributable to noncontrolling interests	(488)	(919)	(1,282)
Net income attributable to Sonoco	$250,136	$225,916	$209,825

Weighted average common shares outstanding:
Basic	101,482	102,215	102,577
Assuming exercise of awards	910	957	671
Diluted	102,392	103,172	103,248

Per common share
Net income attributable to Sonoco:
Basic	$2.46	$2.21	$2.05
Diluted	$2.44	$2.19	$2.03

Cash dividends	$1.37	$1.27	$1.23

Consolidated Statements of Comprehensive Income

Sonoco Products Company

(Dollars in thousands) Years ended December 31	2015	2014	2013
Net income	$250,624	$226,835	$211,107
Other comprehensive income/(loss):
Foreign currency translation adjustments	(129,652)	(103,447)	(29,147)
Changes in defined benefit plans, net of tax	31,042	(130,664)	144,754
Change in derivative financial instruments, net of tax	810	(5,700)	6,465
Other comprehensive income/(loss)	(97,800)	(239,811)	122,072
Comprehensive income/(loss)	152,824	(12,976)	333,179
Net (income) attributable to noncontrolling interests	(488)	(919)	(1,282)
Other comprehensive loss/(income) attributable to noncontrolling interests	4,118	829	922
Comprehensive income/(loss) attributable to Sonoco	$156,454	$(13,066)	$332,819

The Notes beginning on page F-6 are an integral part of these financial statements.

Consolidated Statements of Changes in Total Equity	F 4
Sonoco Products Company

(Dollars and shares in thousands)	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Non- controlling Interests
		Outstanding	Amount
January 1, 2013	$1,487,538	100,847	$7,175	$445,492	$(492,863)	$1,513,506	$14,228
Net income	211,107					209,825	1,282
Other comprehensive income/(loss):
Translation gain	(29,147)				(28,225)		(922)
Defined benefit plan adjustment[1]	144,754				144,754
Derivative financial instruments[1]	6,465				6,465

Other comprehensive loss	122,072				122,994		(922)

Dividends	(126,366)					(126,366)
Issuance of stock awards	27,465	2,008		27,465
Shares repurchased	(27,239)	(708)		(27,239)
Stock-based compensation	11,472			11,472
December 31, 2013	$1,706,049	102,147	$7,175	$457,190	$(369,869)	$1,596,965	$14,588
Net income	226,835					225,916	919
Other comprehensive income/(loss):
Translation loss	(103,447)				(102,618)		(829)
Defined benefit plan adjustment[1]	(130,664)				(130,664)
Derivative financial instruments[1]	(5,700)				(5,700)

Other comprehensive income	(239,811)				(238,982)		(829)

Dividends	(129,990)					(129,990)
Issuance of stock awards	10,491	583		10,491
Shares repurchased	(87,800)	(2,127)		(87,800)
Stock-based compensation	17,099			17,099
Non-controlling interest from acquisition	974						974
December 31, 2014	$1,503,847	100,603	7,175	396,980	(608,851)	1,692,891	15,652
Net income	250,624					250,136	488
Other comprehensive income/(loss):
Translation loss	(129,652)				(125,534)		(4,118)
Defined benefit plan adjustment[1]	31,042				31,042
Derivative financial instruments[1]	810				810

Other comprehensive loss	(97,800)				(93,682)		(4,118)

Dividends	(139,200)					(139,200)
Issuance of stock awards	6,091	514		6,091
Shares repurchased	(7,868)	(173)		(7,868)
Stock-based compensation	9,257			9,257
Non-controlling interest from acquisition	7,922						7,922
December 31, 2015	$1,532,873	100,944	$7,175	$404,460	$(702,533)	$1,803,827	$19,944
[1]	net of tax

The Notes beginning on page F-6 are an integral part of these financial statements.

F 5	Consolidated Statements of Cash Flows
Sonoco Products Company

(Dollars in thousands) Years ended December 31	2015	2014	2013
Cash Flows from Operating Activities
Net income	$250,624	$226,835	$211,107
Adjustments to reconcile net income to net cash provided by operating activities
Asset impairment	24,408	8,155	8,238
Depreciation, depletion and amortization	213,161	198,718	197,671
Share-based compensation expense	9,257	17,099	11,472
Equity in earnings of affiliates	(10,416)	(9,886)	(12,029)
Cash dividends from affiliated companies	8,131	9,809	13,631
Gain on disposition of assets	(5,719)	(2,103)	(493)
Pension and postretirement plan expense	57,308	40,435	61,946
Pension and postretirement plan contributions	(36,009)	(65,944)	(42,007)
Tax effect of share-based compensation exercises	3,601	3,918	11,462
Excess tax benefit of share-based compensation	(3,622)	(4,126)	(12,456)
Net (decrease) increase in deferred taxes	(3,737)	38,760	35,660
Change in assets and liabilities, net of effects from acquisitions, dispositions and foreign currency adjustments
Trade accounts receivable	(15,398)	(35,920)	162
Inventories	(2,567)	6,230	(32,527)
Payable to suppliers	12,349	26,850	71,009
Prepaid expenses	(6,766)	(13,282)	(1,993)
Accrued expenses	15,299	(8,713)	9,025
Income taxes payable and other income tax items	(17,118)	(1,111)	6,063
Fox River environmental reserves	(33,878)	(14,349)	(1,848)
Other assets and liabilities	(5,978)	(3,460)	3,934
Net cash provided by operating activities	452,930	417,915	538,027
Cash Flows from Investing Activities
Purchase of property, plant and equipment	(192,295)	(177,076)	(172,442)
Cost of acquisitions, net of cash acquired	(17,447)	(334,132)	(4,005)
Proceeds from the sale of assets	32,530	7,758	10,511
Investment in affiliates and other	(2,657)	(3,983)	(3,517)
Net cash used by investing activities	(179,869)	(507,433)	(169,453)
Cash Flows from Financing Activities
Proceeds from issuance of debt	68,182	294,846	57,952
Principal repayment of debt	(182,900)	(49,624)	(294,347)
Net decrease in commercial paper borrowings	—	—	(152,000)
Net (decrease) increase in outstanding checks	(684)	1,335	(2,825)
Cash dividends – common	(138,032)	(128,793)	(124,845)
Excess tax benefit of share-based compensation	3,622	4,126	12,456
Shares acquired	(7,868)	(87,800)	(27,239)
Shares issued	1,324	5,373	15,781
Net cash (used) provided by financing activities	(256,356)	39,463	(515,067)
Effects of Exchange Rate Changes on Cash	4,561	(6,344)	(9,024)
Increase (Decrease) in Cash and Cash Equivalents	21,266	(56,399)	(155,517)
Cash and cash equivalents at beginning of year	161,168	217,567	373,084
Cash and cash equivalents at end of year	$182,434	$161,168	$217,567
Supplemental Cash Flow Disclosures
Interest paid, net of amounts capitalized	$57,551	$54,496	$60,772
Income taxes paid, net of refunds	$104,922	$67,192	$40,446

The Notes beginning on page F-6 are an integral part of these financial statements.

Notes To The Consolidated Financial Statements	F 6
Sonoco Products Company (dollars in thousands except shares and per share data)

1. Summary of significant accounting policies

Basis of presentation

The Consolidated Financial Statements include the accounts of Sonoco Products Company and its majority-owned subsidiaries (the “Company” or “Sonoco”) after elimination of intercompany accounts and transactions.

Investments in affiliated companies in which the Company shares control over the financial and operating decisions, but in which the Company is not the primary beneficiary, are accounted for by the equity method of accounting. Income applicable to these equity investments is reflected in “Equity in earnings of affiliates, net of tax” in the Consolidated Statements of Income. The aggregate carrying value of equity investments is reported in “Other Assets” in the Company’s Consolidated Balance Sheets and totaled $111,051 and $114,063 at December 31, 2015 and 2014, respectively.

Affiliated companies over which the Company exercised a significant influence at December 31, 2015, included:

Entity	Ownership Interest Percentage at December 31, 2015
RTS Packaging JVCO	35.0%
Cascades Conversion, Inc.	50.0%
Cascades Sonoco, Inc.	50.0%
Showa Products Company Ltd.	20.0%
Conitex Sonoco Holding BVI Ltd.	30.0%
Weidenhammer New Packaging, LLC	40.0%
Myrpress Group, LLC	40.0%

Also included in the investment totals above is the Company’s 19.5% ownership in a small tubes and cores business in Chile and its 12.19% ownership in a small paper recycling business in Finland. These investments are accounted for under the cost method as the Company does not exercise significant influence over them.

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

Sales to one of the Company’s customers accounted for approximately 6% of the Company’s net sales in 2015, 7% in 2014 and 7% in 2013, primarily in the Display and Packaging and Consumer Packaging segments. Receivables from this customer accounted for approximately 6% and 7% of the Company’s total trade accounts receivable at December 31, 2015 and 2014, respectively. The Company’s next largest customer comprised approximately 4% of the Company’s net sales in 2015, 3% in 2014 and 5% in 2013.

Many of the Company’s customers sponsor and actively promote multi-vendor supply chain finance arrangements and, in a limited number of cases, the Company has agreed to participate. Accordingly, approximately 5% and 3% of consolidated annual sales were settled under these arrangements in 2015 and 2014, respectively.

Research and development

Research and development costs are charged to expense as incurred and include salaries and other directly related expenses. Research and development costs totaling approximately $22,100 in 2015, $24,200 in 2014 and $20,100 in 2013 are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.

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

Cash and cash equivalents

Cash equivalents are composed of highly liquid investments with an original maturity to the Company of three months or less when purchased. Cash equivalents are recorded at cost, which approximates market.

Inventories

Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) method is used for the valuation of certain of the

F 7

Company’s domestic inventories, primarily metal, internally manufactured paper and paper purchased from third parties.

The LIFO method of accounting was used to determine the carrying costs of approximately 19% and 16% of total inventories at December 31, 2015 and 2014, respectively. The remaining inventories are determined on the first-in, first-out (FIFO) method.

If the FIFO method of accounting had been used for all inventories, total inventory would have been higher by $18,894 and $17,908 at December 31, 2015 and 2014, respectively.

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

Goodwill and other intangible assets

The Company assesses its goodwill for impairment annually and from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. In performing the impairment test, the Company uses either a qualitative evaluation or a quantitative test. The qualitative evaluation considers factors such as the macroeconomic environment, Company stock price and market capitalization movement, business strategy changes, and significant customer wins and losses. The quantitative test considers factors such as the amount by which estimated fair value exceeds current carrying value, current year operating performance as compared to prior projections, and implied fair values from comparable trading and transaction multiples.

Calculated reporting unit estimated fair values reflect a number of significant management assumptions and estimates including the Company’s forecast of sales volumes and prices, profit margins, income taxes, capital expenditures and changes in working capital requirements. Changes in these assumptions and/or discount rates could materially impact the estimated fair values.

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

Derivatives

The Company uses derivatives to mitigate the effect of fluctuations in some of its raw material and energy costs, foreign currencies, and, from time to time, interest rates. The Company purchases commodities such as recovered paper, metal, resins and energy generally at market or at fixed prices that are established with the vendor as part of the purchase process for quantities expected to be consumed in the ordinary course of business. The Company may enter into commodity futures or swaps to manage the effect of price fluctuations. The Company may use foreign currency forward contracts and other risk management instruments to manage exposure to changes in foreign currency cash flows and the translation of monetary assets and liabilities on the Company’s consolidated financial statements. The Company is exposed to interest-rate fluctuations as a result of using debt as a source of financing for its operations. The Company may from time to time use traditional, unleveraged interest rate swaps to adjust its mix of fixed and variable rate debt to manage its exposure to interest rate movements.

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

F 8

2. New accounting pronouncements

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This update is effective for reporting periods beginning after December 15, 2017. As the majority of the Company’s assets subject to the amendment are equity method investments, implementation of this update will not have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which amends the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. This accounting guidance simplifies the presentation of deferred income taxes, such that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This update is effective for reporting periods beginning after December 15, 2016, but the Company has elected to adopt this guidance prospectively as of December 31, 2015. As a result, the Company has classified all deferred tax liabilities and assets as noncurrent in the Consolidated Balance Sheet at December 31, 2015. Prior periods have not been retrospectively adjusted.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments,” which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change in provisional amounts, calculated as if the accounting had been completed at the acquisition date. This guidance requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This update is effective for reporting periods beginning after December 15, 2015, but the Company has elected to adopt this guidance prospectively as of December 31, 2015. As set forth in Note 3 below, the Company has reflected the adjustment of certain provisional amounts related to its October 2014 acquisition of Weidenhammer Packaging Group in its Consolidated Balance Sheet at December 31, 2015. These adjustments were not material to the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which requires that inventory be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory measured using last-in, first-out or the retail inventory method are excluded from the scope of this update which is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The new guidance does not represent a change from the Company’s current policy to measure inventory at lower of cost or market; therefore, implementation of ASU 2015-11 will not have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and not recorded as separate assets. This update is effective for reporting periods beginning after December 15, 2015, and is to be applied on a retrospective basis. The Company plans to adopt ASU 2015-03 in the first quarter of 2016. As the Company’s debt issuance costs are not material, implementation of this update will not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue From Contracts With Customers,” which changes the definitions/criteria used to determine when revenue should be recognized from being based on risks and rewards to being based on control. Among other changes, ASU 2014-09 changes the manner in which variable consideration is recognized, requires recognition of the time value of money when payment terms exceed one year, provides clarification on accounting for contract costs, and expands disclosure requirements. The effective date for implementation of ASU 2014-09 has been deferred and is now effective for reporting periods beginning after December 15, 2017. The Company is still assessing the impact of ASU 2014-09 on its consolidated financial statements.

Other than the pronouncements discussed above, there have been no other newly issued nor newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements. Further, at December 31, 2015, there were no other pronouncements pending adoption that are expected to have a material impact on the Company’s financial statements.

3. Acquisitions

The Company completed two acquisitions during 2015 at an aggregate cost of $21,184, of which $17,447 was paid in cash. On April 1, 2015, the Company completed the acquisition of a 67% controlling interest in Graffo Paranaense de Embalagens S/A (“Graffo”), a flexible packaging business located in Brazil. Graffo serves the confectionery, dairy, pharmaceutical and tobacco markets in Brazil with approximately 230 employees. It is expected to generate annual sales of approximately $22,000. Total consideration paid for Graffo was approximately $18,334, including cash of $15,697, and assumed debt of $2,637. In conjunction with the Graffo acquisition, the Company recorded net tangible assets of $7,283, goodwill of $8,533 (all of which is expected to be tax deductible), identifiable intangibles of $10,440, and a noncontrolling interest of $7,922. Factors comprising goodwill include the ability to leverage product offerings across a broader customer base and the value of the assembled workforce.

On September 21, 2015, the Company acquired the high-density wood plug business from Smith Family Companies, Inc. Total consideration for the acquisition was $2,850, including cash of $1,750 and a contingent purchase liability of $1,100. The purchase price was allocated to the intangible assets acquired, including $2,750 to customer lists and $100 to a non-compete agreement. The Company will manufacture these wood plugs at its existing facility in Hartselle, Alabama. The acquisition, part of the Company’s Paper and Industrial Converted Products segment, is expected to

F 9

add approximately $3,700 of annual sales. The contingent liability will be paid within 30 days of the second anniversary of the acquisition if targeted levels of sales are maintained.

The Company completed two acquisitions during 2014 at an aggregate cost of $366,280, of which $334,132 was paid in cash. The most significant of these was the October 31, 2014, acquisition of the privately held Weidenhammer Packaging Group (“Weidenhammer”), a manufacturer of composite cans, drums, and luxury tubes, as well as rigid plastic containers using thin-walled injection molding technology with in-mold labeling. Markets served include processed foods, powdered beverages, tobacco, confectionery, personal care, pet food, pharmaceuticals, and home and garden products. Headquartered in Hockenheim, Germany, Weidenhammer has approximately 1,100 employees and operates 13 production facilities, including five in Germany, along with individual plants in Belgium, France, the Netherlands, the United Kingdom, the United States, Chile, Greece, and Russia. Total consideration paid for Weidenhammer was approximately $355,316, including cash of $323,168, and debt and other liabilities assumed totaling $32,148. The acquisition was funded with proceeds from a new three-year term loan, along with existing cash on hand. Weidenhammer is expected to generate annualized sales of approximately $300,000 in the Company’s Consumer Products segment.

During 2015, the Company finalized its valuations of certain of the acquired Weidenhammer assets and liabilities based on information obtained about facts and circumstances that existed as of the acquisition date. As a result measurement period adjustments were made to the provisional fair values that increased long-term deferred income tax liabilities by $4,610, increased accrued expenses and other by $476, reduced property, plant and equipment by $326 and increased goodwill by $5,412.

Following is a summary of the fair values of the Weidenhammer assets acquired and liabilities assumed at the acquisition date, reflecting the post-acquisition measurement period adjustments noted above:

Trade accounts receivable	$32,935
Other receivables	2,215
Inventories	34,132
Prepaid expenses	1,657
Property, plant and equipment	161,149
Goodwill	109,727
Other intangible assets	71,682
Other assets	3,820
Payables to suppliers	(12,631)
Accrued expenses and other	(23,110)
Total debt	(27,904)
Pension and other postretirement benefits	(2,969)
Deferred income taxes, net	(26,561)
Noncontrolling interests	(974)
Total net assets	$323,168

Of the $71,682 of acquired intangibles, $57,557 was assigned to customer relationships with an average expected life of 12 years and $12,151 to patents with an average expected life of 11 years. In addition, a total of $1,974 was assigned to trade names which the Company subsequently impaired as they are not expected to be utilized. The impairment charge was included in “Restructuring/Asset impairment charges” in the Company’s Consolidated Statements of Income for the year ended December 31, 2014.

Goodwill recorded in connection with the Weidenhammer acquisition totaled $109,727, of which approximately $22,000 is expected to be tax deductible. Factors comprising goodwill include efficiencies derived by the elimination of certain redundant functions and expenses due to synergies with our existing business, the ability to leverage product offerings across a broader customer base, and the value of the assembled workforce.

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

During 2013, the Company completed three acquisitions at an aggregate cost of $4,005 in cash. These acquisitions consisted of Imagelinx, a global brand artwork management business in the United Kingdom, a small tubes and cores business in Australia, and a small recycling broker in the United States. The all-cash purchase price of Imagelinx, including the cost of paying off various obligations, was $3,024. In conjunction with this acquisition, the Company recorded net tangible assets of $2,228 and goodwill of $796, the majority of which is expected to be tax deductible. The aggregate all-cash purchase price for the other businesses was $981. In conjunction with these acquisitions, the Company recorded net tangible assets of $909 and identifiable intangibles of $72. These acquisitions are expected to generate annual sales of approximately $12,500 ($10,000 in the Consumer Packaging segment and $2,500 in the Paper and Industrial Converted Products segment).

Also during 2013, the Company purchased a minority ownership in a small paper recycling business in Finland. The all-cash cost of this investment was $3,628.

Acquisition-related costs of $1,663, $9,221 and $484 were incurred in 2015, 2014 and 2013, respectively. These costs, consisting primarily of legal and professional fees, are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.

The Company has accounted for these acquisitions as business combinations under the acquisition method of accounting, in accordance with the business combinations subtopic of the Accounting Standards Codification and, accordingly, has included their results of operations in the Company’s consolidated statements of net income from the respective dates of acquisition.

4. Restructuring and asset impairment

The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2015 and 2014 are reported as “2015 Actions” and “2014 Actions,” respectively. Actions initiated prior to 2014, all of which were substantially complete at December 31, 2015, are reported as “2013 and Earlier Actions.”

F 10

Following are the total restructuring and asset impairment charges, net of adjustments, recognized by the Company during the periods presented:

	Year Ended December 31
	2015	2014	2013
Restructuring/Asset impairment:
2015 Actions	$35,837	$—	$—
2014 Actions	2,014	15,279	—
2013 and Earlier Actions	721	2,809	25,038
Other asset impairments	12,065	4,704	—
Restructuring/Asset impairment charges	$50,637	$22,792	$25,038
Income tax benefit	(22,641)	(5,732)	(6,774)
Restructuring cost/(benefit) attributable to noncontrolling interests, net of tax	(93)	(52)	2
Total impact of restructuring/asset impairment charges, net of tax	$27,903	$17,008	$18,266

Pretax restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Consolidated Statements of Income.

The Company expects to recognize future additional costs totaling approximately $3,300 in connection with previously announced restructuring actions. The Company believes that the majority of these charges will be incurred and paid by the end of 2016. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken. As noted below, the Company is attempting to sell a paper mill in France. Subsequent to December 31, 2015, the Company received a non-binding proposal from a prospective buyer for the purchase of this business. The proposal is subject to the results of an environmental review and other due diligence. If a sale is consummated under the current terms of this proposal, the Company estimates it would recognize a loss of approximately $15,000. Should a sale not occur, the Company expects to pursue the closure of this facility in which case the Company estimates it would incur additional severance, liquidation and other closing-related costs in excess of $15,000.

2015 actions

During 2015, the Company initiated the following restructuring actions in its Consumer Packaging segment: the closure of six rigid paper facilities (two in the United States, one in Canada, one in Russia, one in Germany, and one in the United Kingdom); the closure of a production line at a thermoforming plant in the United States; and the sale of a portion of its metal ends and closures business in the United States. Restructuring actions initiated in the Paper and Industrial Converted Products segment include the closures of a tubes and cores plant and a recycling business in the United States. The Company also recognized an asset impairment charge related to the potential disposition of a paper mill in France. Restructuring actions initiated in the Display and Packaging segment consisted of the closure of a printed backer card facility in the United States. In addition, the Company continued to realign its cost structure, resulting in the elimination of approximately 235 positions.

Below is a summary of 2015 Actions and related expenses by type incurred and estimated to be incurred through completion.

2015 Actions	Year Ended December 31, 2015	Estimated Total Cost
Severance and Termination Benefits
Consumer Packaging	$15,047	$16,847
Display and Packaging	1,115	1,115
Paper and Industrial Converted Products	8,479	8,479
Protective Solutions	39	39
Corporate	2,775	2,775
Asset Impairment/Disposal of Assets
Consumer Packaging	(4,303)	(4,303)
Display and Packaging	474	474
Paper and Industrial Converted Products	10,198	10,198
Other Costs
Consumer Packaging	1,400	2,550
Display and Packaging	351	401
Paper and Industrial Converted Products	251	351
Corporate	11	11
Total Charges and Adjustments	$35,837	$38,937

The following table sets forth the activity in the 2015 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets:

2015 Actions Accrual Activity	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability, December 31, 2014	$—	$—	$—	$—
2015 charges	27,455	6,369	2,013	35,837
Cash receipts/(payments)	(11,856)	29,145	(2,013)	15,276
Asset write downs/disposals	—	(35,514)	—	(35,514)
Foreign currency translation	(223)	—	—	(223)
Liability, December 31, 2015	$15,376	$—	$—	$15,376

Included in “Asset Impairment/Disposal of Assets” above is a gain of $7,224 from the sale of a portion of the Company’s metal ends and closures business, consisting of two production facilities in Canton, Ohio. The Company received proceeds of $29,128 from the sale of this business. Assets disposed of in connection with the sale included: net fixed assets of $9,806, inventory of $7,158, goodwill of $1,727, and other intangible assets of $3,516. Liabilities of $303 were assumed by the buyer and disposed of under the terms of the sale. Beneficial tax attributes associated with this disposition provided an income tax benefit of approximately $10,100. Also included are charges for the impairment of fixed assets totaling $6,688

F 11

related to the potential disposition of a paper mill in France and impairments related to the closure of a recycling business in the United States including goodwill of $1,686 and other intangible assets of $1,251. Additional impairments of fixed assets totaling $3,985 were recognized from restructuring actions initiated in 2015.

“Other costs” consist primarily of costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance.

The Company expects to pay the majority of the remaining 2015 Actions restructuring costs by the end of 2016 using cash generated from operations.

2014 Actions

During 2014, the Company announced the closures of a tubes and cores plant in Canada (part of the Paper and Industrial Converted Products segment); a molded foam plant in the United States and a temperature-assured packaging plant in the United States (both part of the Protective Solutions segment); and two recycling facilities—one in the United States and one in Brazil (both part of the Paper and Industrial Converted Products segment). The Consumer Packaging segment also realized significant cash and non-cash restructuring charges as the result of halting the planned start up of a rigid paper facility in Europe following the acquisition of Weidenhammer Packaging Group. In addition, the Company continued to realign its cost structure, resulting in the elimination of approximately 125 positions.

Below is a summary of 2014 Actions and related expenses by type incurred and estimated to be incurred through completion.

	Year Ended December 31,		Total Incurred to Date	Estimated Total Cost
2014 Actions	2015	2014
Severance and Termination Benefits
Consumer Packaging	$836	$850	$1,686	$1,686
Display and Packaging	(9)	594	585	585
Paper and Industrial Converted Products	44	3,277	3,321	3,321
Protective Solutions	(14)	761	747	747
Asset Impairment/Disposal of Assets
Consumer Packaging	—	2,446	2,446	2,446
Paper and Industrial Converted Products	—	781	781	781
Protective Solutions	133	335	468	468
Other Costs
Consumer Packaging	90	5,246	5,336	5,336
Display and Packaging	21	5	26	26
Paper and Industrial Converted Products	381	647	1,028	1,078
Protective Solutions	532	337	869	919
Total Charges and Adjustments	$2,014	$15,279	$17,293	$17,393

The following table sets forth the activity in the 2014 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets:

2014 Actions Accrual Activity	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability, December 31, 2013	$—	$—	$—	$—
2014 charges	5,482	3,562	6,235	15,279
Cash receipts/(payments)	(4,574)	174	(5,767)	(10,167)
Asset write downs/disposals	—	(3,736)	—	(3,736)
Foreign currency translation	(49)	—	(5)	(54)
Liability, December 31, 2014	$859	$—	$463	$1,322
2015 charges	1,048	133	1,076	2,257
Adjustments	(191)	—	(52)	(243)
Cash receipts/(payments)	(1,703)	—	(1,473)	(3,176)
Asset write downs/disposals	—	(133)	—	(133)
Foreign currency translation	(3)	—	(14)	(17)
Liability, December 31, 2015	$10	$—	$—	$10

“Other Costs” in 2015 consist primarily of costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance. The majority of “Other Costs” in 2014 consisted of lease termination fees of $3,633 and cancellation fees on assets under construction of $1,135 related to the Company’s decision not to continue with the planned start up of a composite can operation in Belgium following the Weidenhammer acquisition, and costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance.

Included in “Asset Impairment/Disposal of Assets” in 2014 are non-cash charges stemming from the impairment of certain buildings and equipment associated with operations closed in 2014, including the impairment of certain assets under construction for a planned composite can facility in Belgium which will not be completed as a result of the Weidenhammer acquisition.

The Company expects to pay the majority of the remaining 2014 Actions restructuring costs by the end of 2016 using cash generated from operations.

2013 and Earlier Actions

2013 and Earlier Actions are comprised of a number of plant closures and workforce reductions initiated prior to 2014.

F 12

Below is a summary of 2013 and Earlier Actions and related expenses by type incurred.

	Year Ended December 31,
2013 and Earlier Actions	2015	2014	2013
Severance and Termination Benefits
Consumer Packaging	$—	$116	$5,166
Display and Packaging	(112)	545	1,401
Paper and Industrial Converted Products	206	800	4,205
Protective Solutions	—	(222)	283
Corporate	—	(27)	—
Asset Impairment/Disposal of Assets
Consumer Packaging	—	—	5,642
Display and Packaging	—	191	165
Paper and Industrial Converted Products	(101)	(1,266)	393
Protective Solutions	—	185	1,223
Other Costs
Consumer Packaging	—	56	3,395
Display and Packaging	—	108	346
Paper and Industrial Converted Products	728	2,206	2,435
Protective Solutions	—	117	350
Corporate	—	—	34
Total Charges and Adjustments	$721	$2,809	$25,038

The following table sets forth the activity in the 2013 and Earlier Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets:

2013 and Earlier Actions Accrual Activity	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability, December 31, 2013	$7,787	$—	$18	$7,805
2014 charges	2,203	744	3,716	6,663
Adjustments	(991)	(1,974)	(889)	(3,854)
Cash receipts/(payments)	(7,909)	2,861	(1,844)	(6,892)
Asset write downs/disposals	—	(1,631)	—	(1,631)
Foreign currency translation	(100)	—	(1)	(101)
Liability, December 31, 2014	$990	$—	$1,000	$1,990
2015 charges	208	240	859	1,307
Adjustments	(114)	(341)	(131)	(586)
Cash receipts/(payments)	(697)	341	(1,258)	(1,614)
Asset write downs/disposals	—	(240)	—	(240)
Foreign currency translation	(43)	—	—	(43)
Liability, December 31, 2015	$344	$—	$470	$814

“Other Costs” include costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance. “Other Costs” in 2014 also include costs related to the demolition and cleanup costs at two former paper mills in the United States. These sites were closed in 2009 and 2008, respectively. The Company expects to recognize future pretax charges of approximately $100 associated with 2013 and Earlier Actions.

“Adjustments”’ in 2014 include the favorable impact of settling severance obligations for less than originally anticipated, gains from the sales of the land and building at a former tubes and cores facility in New Zealand, a former blowmolding facility in Canada, and a former rigid paper facility in the United States, all of which were closed in prior years.

The accrual for 2013 and Earlier Actions relates primarily to environmental remediation costs at a former paper mill in the United States. The Company expects to pay the majority of the remaining 2013 and Earlier Actions restructuring costs by the end of 2016 using cash generated from operations.

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

In the fourth quarter of 2014, the Company recorded an additional pretax impairment charge of $1,974 related to assets purchased in its acquisition of Weidenhammer Packaging Group. The Company intends to discontinue the use of the acquired company’s trade name and has determined that the fair value of the affected asset has been impaired.

These asset impairment charges are included in “Restructuring/Asset impairment charges” in the Company’s Consolidated Statements of Income.

5. Book overdrafts and cash pooling

At December 31, 2015 and 2014, outstanding checks totaling $10,148 and $9,839, respectively, were included in “Payable to suppliers” on the Company’s Consolidated Balance Sheets. In addition, outstanding payroll checks of $37 and $1,030 as of December 31, 2015 and 2014, respectively, were included in

F 13

“Accrued wages and other compensation” on the Company’s Consolidated Balance Sheets.

The Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. The Company’s Consolidated Balance Sheets reflect a net cash deposit under this pooling arrangement of $22,905 and $18,679 as of December 31, 2015 and 2014, respectively.

6. Property, plant and equipment

Details of the Company’s property, plant and equipment at December 31 are as follows:

	2015	2014
Land	$84,811	$86,453
Timber resources	41,152	40,548
Buildings	479,845	483,607
Machinery and equipment	2,796,257	2,851,049
Construction in progress	116,081	103,214
	3,518,146	3,564,871
Accumulated depreciation and depletion	(2,406,110)	(2,416,264)
Property, plant and equipment, net	$1,112,036	$1,148,607

Estimated costs for completion of capital additions under construction totaled approximately $78,035 at December 31, 2015.

Depreciation and depletion expense amounted to $179,888 in 2015, $169,911 in 2014 and $169,400 in 2013.

The Company has certain properties and equipment that are leased under noncancelable operating leases. Future minimum rentals under noncancelable operating leases with terms of more than one year are as follows: 2016 – $44,477; 2017 – $37,368; 2018 – $28,920; 2019 – $20,825; 2020 – $13,915 and thereafter – $21,381. Total rental expense under operating leases was approximately $72,400 in 2015, $70,300 in 2014 and $68,500 in 2013.

7. Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill by segment for the year ended December 31, 2015, are as follows:

	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Balance as of January 1, 2015	$508,582	$204,629	$243,586	$221,165	$1,177,962
Acquisitions	13,945	—	—	—	13,945
Dispositions	(1,727)	—	—	—	(1,727)
Other	—	—	(1,685)	—	(1,685)
Foreign currency translation	(33,458)	—	(14,576)	—	(48,034)
Balance as of December 31, 2015	$487,342	$204,629	$227,325	$221,165	$1,140,461

In April 2015, the Company acquired a majority ownership in a flexible packaging business in Brazil. In connection with this acquisition, the Company recorded $8,533 of goodwill. In addition, measurement period adjustments were made in 2015 to the provisional fair values of the assets acquired and liabilities assumed in the October 2014 acquisition of Weidenhammer. These measurement period adjustments resulted in the recognition of $5,412 of additional goodwill. See Note 3 for additional information.

The Company disposed of goodwill totaling $(1,727) in connection with the sale of a portion of the Company’s metal ends and closures business, including two production facilities in Canton, Ohio. In addition, the Company impaired $(1,685) of goodwill following the announced closure of a small recycling business in South Carolina. See Note 4 for additional information.

The Company assesses goodwill for impairment annually and from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. The Company completed its most recent annual goodwill impairment testing during the third quarter of 2015. Goodwill is tested for impairment using either a qualitative evaluation or a quantitative test. The qualitative evaluation considers factors such as the macroeconomic environment, Company stock price and market capitalization movement, business strategy changes, and significant customer wins and losses. The quantitative test considers factors such as the amount by which estimated fair value exceeds current carrying value, current year operating performance as compared to prior projections, and implied fair values from comparable trading and transaction multiples. Based on the results of its qualitative and quantitative assessments, the Company concluded that there was no impairment of goodwill for any of its reporting units. When calculated, reporting unit estimated fair values reflect a number of significant management assumptions and estimates including the Company’s forecast of sales volumes and prices, profit margins, income taxes, capital expenditures and changes in working capital requirements. Changes in these assumptions and/or discount rates could materially impact the estimated fair values. When the Company estimates the fair value of a reporting unit, it does so using a discounted cash flow model based on projections of future years’

F 14

operating results and associated cash flows, together with comparable trading and transaction multiples. The Company’s projections incorporate management’s best estimates of the expected future results, which include expectations related to new business, and, where applicable, improved operating margins. Management’s projections related to revenue growth and/or margin improvements arise from a combination of factors, including expectations for volume growth with existing customers, product expansion, improved price/cost, productivity gains, fixed cost leverage, improvement in general economic conditions, increased operational capacity, and customer retention. Projected future cash flows are then discounted to present value using a discount rate management believes is commensurate with the risks inherent in the cash flows.Because the Company’s assessments incorporate management’s expectations for the future, including forecasted growth and/or margin improvements, if there are changes in the relevant facts and circumstances and/or expectations, management’s assessment regarding goodwill impairment may change as well. In considering the level of uncertainty regarding the potential for goodwill impairment, management has concluded that any such impairment would likely be the result of adverse changes in more than one assumption.

Although no reporting units failed the qualitative or quantitative assessments noted above, in management’s opinion, the reporting units having the greatest risk of future impairment if actual results fall significantly short of expectations are Plastics – Blowmolding, Display and Packaging, and Tubes and Cores/Paper—Europe. Total goodwill associated with these reporting units was approximately $115,000, $205,000, and $85,000, respectively, at December 31, 2015.

A large portion of sales in the Display and Packaging business is concentrated in one customer. Subsequent to the annual testing this customer informed the Company of its decision not to renew a contract to continue operating a packaging center in Irapuato, Mexico. This triggering event resulted in a reassessment of the most recent annual impairment test for the Display and Packaging reporting unit completed as of the third quarter of 2015. Accordingly, the Company reperformed the impairment analysis for this reporting unit taking into consideration the effect on sales and operating profit of the lower business volume and concluded that goodwill in the Display and Packaging reporting unit was not impaired. There have been no other triggering events subsequent to the completion of the annual goodwill impairment testing in the third quarter of 2015.

Other intangible assets

Details at December 31 are as follows:

	2015	2014
Other Intangible Assets, Gross:
Patents	$12,716	$13,883
Customer lists	381,938	385,466
Trade names	19,246	19,366
Proprietary technology	17,738	17,786
Land use rights	297	320
Other	1,223	1,309
Other Intangible Assets, Gross	$433,158	$438,130
Accumulated Amortization	$(188,063)	$(157,195)
Other Intangible Assets, Net	$245,095	$280,935

The Company recorded $13,521 of identifiable intangibles in connection with 2015 acquisitions, the vast majority of which related to customer lists. These customer lists will be amortized over lives ranging from 10 to 12 years.

Aggregate amortization expense on intangible assets was $33,273, $28,807 and $28,271 for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization expense on intangible assets is expected to approximate $32,900 in 2016, $32,100 in 2017, $31,400 in 2018, $30,000 in 2019 and $28,300 in 2020.

8. Debt

Debt at December 31 was as follows:

	2015	2014
5.75% debentures due November 2040	$604,185	$604,353
4.375% debentures due November 2021	249,334	249,220
9.2% debentures due August 2021	4,321	4,321
5.625% debentures due June 2016	75,250	75,201
Term loan, due October 2017	150,000	250,000
Commercial paper, average rate of 0.39% in 2015 and 0.22% in 2014	—	—
Foreign denominated debt, average rate of 4.3% in 2015 and 4.6% in 2014	39,070	56,763
Other notes	12,791	13,307
Total debt	1,134,951	1,253,165
Less current portion and short-term notes	113,097	52,280
Long-term debt	$1,021,854	$1,200,885

The Company operates a $350,000 commercial paper program, supported by a committed revolving bank credit facility of the same amount. In October 2014, the Company entered into a new credit agreement with a syndicate of eight banks for that revolving facility, together with a new $250,000 three-year term loan. The revolving bank credit facility is committed through October 2019. If circumstances were to prevent the Company from issuing commercial paper, it has the contractual right to draw funds directly on the underlying bank credit facility. The Company had no outstanding commercial paper at December 31, 2015 or 2014. On October 30, 2014, the Company drew the $250,000 three-year term loan and used the proceeds from this borrowing, along with existing cash on hand, to fund the acquisition of Weidenhammer Packaging Group. The term loan has no amortization requirement, but repayment can be accelerated at any time at the discretion of the Company. During 2015, the Company repaid a total of $100,000 of the outstanding balance. Interest on the term loan is assessed at the London Interbank Offered Rate (LIBOR) plus 112.5 basis points.

In addition to the $350,000 committed revolving bank credit facility, the Company had approximately $103,000 available under unused short-term lines of credit at December 31, 2015. These short-term lines of credit are for general Company purposes, with interest at mutually agreed-upon rates.

Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires

F 15

the Company to maintain a minimum level of interest coverage, and a minimum level of net worth, as defined. As of December 31, 2015, the Company had substantial tolerance above the minimum levels required under these covenants.

The principal requirements of debt maturing in the next five years are: 2016 – $113,097; 2017 – $152,354; 2018 – $1,845; 2019 – $1,796 and 2020 – $1,759.

9. Financial instruments and derivatives

The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments where the carrying amount differs from the fair value.

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$1,021,854	$1,088,316	$1,200,885	$1,322,795

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

Cash flow hedges

At December 31, 2015 and 2014, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. To the extent considered effective, the changes in fair value of these contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which the hedged item impacts earnings.

Commodity cash flow hedges

The Company has entered into certain derivative contracts to manage some of the cost of anticipated purchases of natural gas, aluminum, old corrugated containers (OCC), and high impact polystyrene. At December 31, 2015, natural gas swaps covering approximately 6.2 MMBTUs were outstanding. These contracts represent approximately 79% and 19% of anticipated U.S. and Canadian usage for 2016 and 2017, respectively. Additionally, the Company had swap contracts covering 2,983 metric tons of aluminum and 2,640 short tons of OCC, representing approximately 40% and less than 1% of anticipated usage for 2016, respectively. The total fair values of the Company’s commodity cash flow hedges were in net loss positions totaling $(3,611) and $(6,086) at December 31, 2015 and 2014, respectively. The amount of the loss included in accumulated other comprehensive loss at December 31, 2015, expected to be reclassified to the income statement during the next twelve months is $(3,265).

Foreign currency cash flow hedges

The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases forecasted to occur in 2015. The net positions of these contracts at December 31, 2015, were as follows:

Currency	Action	Quantity
Colombian peso	Purchase	6,592,383
Mexican peso	Purchase	556,332
Canadian dollar	Purchase	84,257
British pound	Purchase	4,452
Russian ruble	Purchase	3,538
Turkish lira	Purchase	1,330
New Zealand dollar	Sell	(1,016)
Australian dollar	Sell	(1,787)
Polish zloty	Sell	(2,295)
Euro	Sell	(5,670)

The total net fair values of the Company’s foreign currency cash flow hedges were $(4,612) and $(3,526) at December 31, 2015 and 2014, respectively. During 2015 and 2014, certain foreign currency cash flow hedges related to construction in progress were settled as the capital expenditures were made. A loss totaling $528 and a gain of $2 were reclassified from accumulated other comprehensive loss and netted against the carrying value of the capitalized expenditures during the years ended December 31, 2015 and 2014, respectively. The amount of the loss included in accumulated other comprehensive loss at December 31, 2015, expected to be reclassified to the income statement during the next twelve months is $(4,515).

Other derivatives

The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and existing foreign currency denominated receivables and payables. The Company does not apply hedge accounting treatment under ASC 815 for these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur. The net positions of these contracts at December 31, 2015, were as follows:

Currency	Action	Quantity
Colombian peso	Purchase	50,968,428
Mexican peso	Purchase	224,287
Euro	Purchase	25,339
Canadian dollar	Purchase	18,827

The fair value of the Company’s other derivatives was $(2,180) and $(1,098) at December 31, 2015 and 2014, respectively.

The Company has determined all derivatives for which it has applied hedge accounting under ASC 815 to be highly effective and as a result no material ineffectiveness has been recorded during the periods presented.

F 16

The following table sets forth the location and fair values of the Company’s derivative instruments:

		Fair Value at December 31
Description	Balance Sheet Location	2015	2014
Derivatives designated as hedging instruments:
Commodity Contracts	Other assets	$8	$—
Commodity Contracts	Accrued expenses and other	$(3,425)	$(5,808)
Commodity Contracts	Other liabilities	$(194)	$(278)
Foreign Exchange Contracts	Prepaid expenses	$156	$574
Foreign Exchange Contracts	Accrued expenses and other	$(4,768)	$(4,100)
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Prepaid expenses	$50	$68
Foreign Exchange Contracts	Accrued expenses and other	$(2,230)	$(1,166)

While certain of the Company’s derivative contract arrangements with its counterparties provide for the ability to settle contracts on a net basis, the Company reports its derivative positions on a gross basis. There are no collateral arrangements or requirements in these agreements.

The following table sets forth the effect of the Company’s derivative instruments on financial performance for the twelve months ended December 31, 2015, excluding the losses on foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$(10,909)	Net sales	$(21,454)	Net sales	$—
		Cost of sales	$12,154	Cost of sales	$—
Commodity Contracts	$(7,258)	Cost of sales	$(9,920)	Cost of sales	$213

		Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts		Cost of sales	$—
		Selling, general and administrative	$(6,638)

F 17

The following table sets forth the effect of the Company’s derivative instruments on financial performance for the twelve months ended December 31, 2014, excluding the gains on foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$(5,266)	Net sales	$(6,031)	Net sales	$—
		Cost of sales	$4,197	Cost of sales	$—
Commodity Contracts	$(4,311)	Cost of sales	$1,445	Cost of sales	$(5)

		Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts		Cost of sales	$—
		Selling, general and administrative	$(4,061)

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

The following tables set forth information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis:

Description	December 31, 2015	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(3,611)	$—	$(3,611)	$—
Foreign exchange contracts	(4,612)	—	(4,612)	—
Non-hedge derivatives, net:
Foreign exchange contracts	(2,180)	—	(2,180)	—
Deferred compensation plan assets	460	460		—
Postretirement benefit plan assets:
Common Collective Trust (f)	852,680		852,680
Mutual funds(a)	213,646		213,646	—
Fixed income securities(b)	110,439	—	110,439	—
Common stocks	—		—	—
Short-term investments(c)	3,304	2,056	1,248	—
Hedge fund of funds(d)	81,746	—	81,746	—
Real estate funds(e)	57,850	—	57,850	—
Cash and accrued income	771	771	—	—
Total postretirement benefit plan assets	$1,320,436	$2,827	$1,317,609	$—

F 18

Description	December 31, 2014	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(6,086)	$—	$(6,086)	$—
Foreign exchange contracts	(3,526)	—	(3,526)	—
Non-hedge derivatives, net:
Foreign exchange contracts	(1,098)	—	(1,098)	—
Deferred compensation plan assets	944	944	—	—
Postretirement benefit plan assets:
Mutual funds (a)	782,211	129,028	653,183	—
Fixed income securities (b)	438,067	—	438,067	—
Common stocks	65,121	65,121	—	—
Short-term investments (c)	8,182	6,613	1,569	—
Hedge fund of funds (d)	80,974	—	80,974	—
Real estate funds (e)	49,700	—	49,700	—
Cash and accrued income	3,906	3,906	—	—
Forward contracts	2,364	—	2,364	—
Total postretirement benefit plan assets	$1,430,525	$204,668	$1,225,857	$—
(a)	Mutual fund investments are comprised predominantly of equity securities of U.S. corporations with large capitalizations and also include funds invested in corporate equities in international and emerging markets and funds invested in long-term bonds, which are valued at closing prices from national exchanges.
(b)	Fixed income securities include funds that invest primarily in U.S. Treasuries and long-term bonds. Investments are generally valued at closing prices from national exchanges, fixed income pricing models, and independent financial analysts. Fixed income commingled funds are valued at unit values provided by the investment managers, which are generally based on the fair value of the underlying investments.
(c)	Short-term investments include several money market funds used for managing overall liquidity. Investments are generally valued at closing prices from national exchanges. Commingled funds are valued at unit values provided by the investment managers, which are generally based on the fair value of the underlying investments.
(d)	The hedge fund of funds category includes investments in funds representing a variety of strategies intended to diversify risks and reduce volatility. It includes event-driven credit and equity investments targeted at economic policy decisions, long and short positions in U.S. and international equities, arbitrage investments and emerging market equity investments. Investments are valued at unit values or net asset values provided by the investment managers, which are based on the fair value of the underlying investments.
(e)	This category includes investments in real estate funds (including office, industrial, residential and retail) primarily throughout the United States. Real estate securities are generally valued at closing prices from national exchanges. Commingled funds, private securities, and limited partnerships are valued at unit values or net asset values provided by the investment managers, which are generally based on the fair value of the underlying investments.
(f)	Common collective trust investments consist of domestic and international large and mid capitalization equities, including emerging markets and funds invested in both short-term and long-term bonds. Investments are generally valued at closing prices from national exchanges. Commingled funds, private securities, and limited partnerships are valued at unit values or net asset values provided by the investment managers, which are generally based on the fair value of the underlying investments.

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

As discussed in Note 9, the Company uses derivatives to mitigate some of the effect of raw material and energy cost fluctuations, foreign currency fluctuations and, from time to time, interest rate movements. Fair value measurements for the Company’s derivatives are classified under Level 2 because such measurements are estimated based on observable inputs such as interest rates, yield curves, spot and future commodity prices and spot and future exchange rates.

Certain deferred compensation plan liabilities are funded and the assets invested in various exchange traded mutual funds. These assets are measured using quoted prices in accessible active markets for identical assets.

The Company does not currently have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company’s financial assets or liabilities is measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the years ended December 31, 2015 or 2014.

11. Share-based compensation plans

The Company provides share-based compensation to certain employees and non-employee directors in the form of stock appreciation rights, restricted stock units and other share-based

F 19

awards. Beginning in 2014, share-based awards were issued pursuant to the Sonoco Products Company 2014 Long-Term Incentive Plan (the “2014 Plan”), which became effective upon approval by the shareholders on April 16, 2014. Awards issued from 2012 through 2013 were issued pursuant to the Sonoco Products Company 2012 Long-Term Incentive Plan (the “2012 Plan”) and awards issued from 2009 through 2011 were issued pursuant to the Sonoco Products Company 2008 Long-Term Incentive Plan (the “2008 Plan”). Awards issued prior to 2009 were issued pursuant to the 1991 Key Employee Stock Plan (the “1991 Plan”) or the 1996 Non-Employee Directors Stock Plan (the “1996 Plan”).

The maximum number of shares of common stock that may be issued under the 2014 Plan was set at 10,381,533 shares, which includes all shares remaining under the 2012 Plan and an additional 4,500,000 shares authorized under the 2014 Plan. Awards granted under all previous plans which are forfeited, expire or are cancelled without delivery of shares, or which result in forfeiture of shares back to the Company, will be added to the total shares available under the 2014 Plan. At December 31, 2015, a total of 8,468,928 shares remain available for future grant under the 2014 Plan. The Company issues new shares for stock appreciation right exercises and stock unit conversions. The Company’s stock-based awards to non-employee directors have not been material.

Accounting for share-based compensation

Stock appreciation rights (SARs) granted in 2015 vest over three years on an equally-weighted graded basis and expense is recognized following the graded-vesting method over the required service period. Unvested SARs granted in 2015 are cancelable upon termination of employment, except in the case of death, disability, or involuntary termination within two years of a change in control. SARs granted prior to 2015 vested over one year. In the case of retirement, unvested SARs would continue to vest. Therefore, for SARs granted to retiree-eligible employees, the service completion date was considered to be the grant date and the expense associated with share-based compensation to these employees was recognized when granted.

Total compensation cost for share-based payment arrangements was $9,257, $17,099 and $11,472, for 2015, 2014 and 2013, respectively. The related tax benefit recognized in net income was $3,379, $6,414, and $4,163, for the same years, respectively. Share-based compensation expense is included in “Selling, general and administrative expenses” in the Consolidated Statements of Income.

An “excess” tax benefit is created when the tax deduction for an exercised stock appreciation right, exercised stock option or converted stock unit exceeds the compensation cost that has been recognized in income. The excess tax benefit is not recognized on the income statement, but rather on the balance sheet as “Capital in excess of stated value.” The additional net excess tax benefit realized was $3,622, $4,126 and $12,456 for 2015, 2014 and 2013, respectively.

Stock appreciation rights

Since 2006, the Company has granted stock appreciation rights (SARs) annually on a discretionary basis to key employees. These SARs are granted at market (have an exercise price equal to the closing market price on the date of the grant) and can be settled only in stock. The SARs granted in 2015 vest over three years and have 10-year terms, while the SARs granted from 2006 through 2014 vested over one year and have seven-year terms. On February 11, 2015, the Company granted to employees a total of 598,978 stock-settled SARs. All SARs were granted at the closing market price on the date of grant. As of December 31, 2015, unrecognized compensation cost related to nonvested SARs totaled $1,674. This cost will be recognized over the remaining weighted-average vesting period of approximately fourteen months.

The weighted-average fair value of SARs granted was $6.49, $4.72 and $6.57 per share in 2015, 2014 and 2013, respectively. The Company computed the estimated fair values of all SARs using the Black-Scholes option-pricing model applying the assumptions set forth in the following table:

	2015	2014	2013
Expected dividend yield	2.8%	3.0%	3.9%
Expected stock price volatility	18.2%	18.4%	24.7%
Risk-free interest rate	1.7%	1.2%	0.6%
Expected life of SARs	6 years	4 years	4 years

The assumptions employed in the calculation of the fair value of SARs were determined as follows:

•	Expected dividend yield – the Company’s annual dividend divided by the stock price at the time of grant.
•	Expected stock price volatility – based on historical volatility of the Company’s common stock measured weekly for a time period equal to the expected life.
•	Risk-free interest rate – based on U.S. Treasury yields in effect at the time of grant for maturities equal to the expected life.
•	Expected life – calculated using the simplified method as prescribed in U.S. GAAP, where the expected life is equal to the sum of the vesting period and the contractual term divided by two.

The following tables summarize information about SARs outstanding and exercisable at December 31, 2015. At December 31, 2015, the fair market value of the Company’s stock used to calculate intrinsic value was $40.87 per share.

	SARs Vested and Expected to Vest
Range of Exercise Prices	Number Outstanding	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price	Aggregate Intrinsic Value
$23.69 - $31.88	84,285	0.8 years	$27.16	$1,155
$32.03 - $36.34	489,089	3.3 years	$33.44	$3,633
$41.58 - $46.16	1,433,138	6.8 years	$43.48	$—

$23.69 - $46.16	2,006,512	5.7 years	$40.35	$4,788

	SARs Exercisable
Range of Exercise Prices	Number Exercisable	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price	Aggregate Intrinsic Value
$23.69 - $31.88	84,285	0.8 years	$27.16	$1,155
$32.03 - $36.34	489,089	3.3 years	$33.44	$3,633
$41.58 - $46.16	839,695	5.1 years	$41.58	$—

$23.69 - $46.16	1,413,069	3.9 years	$37.90	$4,788

F 20

The activity related to the Company’s SARs is as follows:

	Nonvested	Vested	Total	Weighted- average Exercise Price
Outstanding, December 31, 2014	956,270	1,401,374	2,357,644	$35.91
Vested	(956,270)	956,270	—
Granted	598,978	—	598,978	$46.16
Exercised	—	(929,205)	(929,205)	$32.92
Forfeited/Expired	(5,535)	(15,370)	(20,905)	$44.23

Outstanding, December 31, 2015	593,443	1,413,069	2,006,512	$40.35

The aggregate intrinsic value of options and SARs exercised during the years ended December 31, 2015, 2014 and 2013 was $12,863, $17,328 and $13,838, respectively. Cash received by the Company on option exercises was $1,324, $5,951 and $15,781 for the same years, respectively.

Performance-based stock awards

The Company grants performance contingent restricted stock units (PCSUs) annually on a discretionary basis to executive officers and certain key management employees. The ultimate number of PCSUs awarded is dependent upon the degree to which performance relative to defined targets related to earnings and return on net assets employed are achieved over a three-year performance cycle. Effective with the PCSUs granted in 2015, units awarded vest at the end of the three-year performance period if the respective performance targets are met. No units will be awarded if the performance targets are not met. For PCSUs granted in 2014 and earlier, units awarded vest at the end of the three-year performance period if the respective performance targets are met. In the event performance targets are not met, a minimum number of units are awarded and vest 50% at the end of four years and 50% at the end of five years. Regardless of grant date, upon vesting, PCSUs are convertible into common shares on a one-for-one basis. If a participant is not employed by the Company at the end of the performance period, no PCSU’s will vest. However, in the event of the participant’s death, disability or retirement prior to full vesting, shares will be issued on a pro rata basis up through the time the participant’s employment or service ceases.

For the awards granted in 2015 and 2014, the total PCSUs that could ultimately vest ranges from 133,160 to 739,566. The 2015 awards can range from 0 to 340,086 units and are tied to the three-year performance period ending December 31, 2017. The 2014 awards can range from 133,160 to 399,480 units and are tied to the three-year performance period ending December 31, 2016.

The three-year performance cycle for the 2013 awards was completed on December 31, 2015. Based on performance and the terms of the awards as of December 31, 2015, 205,673 stock units were determined to have been earned, all of which qualified for vesting on December 31, 2015. The intrinsic value of these units was $2,687 as of December 31, 2015.

The three-year performance cycle for the 2012 awards was completed on December 31, 2014. Based on performance, 160,868 stock units were awarded. A total of 144,780 stock units qualified for vesting on December 31, 2014 with an intrinsic value of $4,059. A total of 8,044 units vested on December 31, 2015 with an intrinsic value of $105. The remaining 8,044 units will vest on December 31, 2016.

The three-year performance cycle for the 2011 awards was completed on December 31, 2013. Based on performance, 123,414 stock units were awarded. A total of 61,707 stock units vested on December 31, 2014, with the remaining 61,707 stock units vesting on December 31, 2015. The intrinsic value of the stock units vesting in 2014 and 2015 was $1,955 and $640, respectively.

Noncash stock-based compensation associated with PCSUs totaled $2,296, $9,719 and $2,164 for 2015, 2014 and 2013, respectively. As of December 31, 2015, there was approximately $6,261 of total unrecognized compensation cost related to nonvested PCSUs. This cost is expected to be recognized over a weighted-average period of 19 months.

Restricted stock awards

In 2015, the Company granted awards of restricted stocks units (RSUs) to executive officers and certain key management employees. These awards vest over a three-year period with one-third vesting on each anniversary date of the grant. Participants must be actively employed by the Company on the vesting date for shares to be issued, except in the event of the participant’s death, disability, or involuntary termination within two years of a change in control prior to full vesting, in which case shares will immediately vest. Once vested, these awards do not expire. Prior to 2015, the Company from time to time granted RSUs to certain of its executive officers and directors. These awards normally vested over a five-year period with one-third vesting on each of the third, fourth and fifth anniversaries of the grant, but in some circumstances vested over a shorter period. A participant must be actively employed by, or serving as a director of, the Company on the vesting date for shares to be issued. However, certain award agreements provided that in the event of the participant’s death, disability or retirement prior to full vesting, shares will be issued on a pro rata basis up through the time the participant’s employment or service ceases. Officers and directors can elect to defer receipt of RSUs, but key management employees are required to take receipt of stock issued.

As of December 31, 2015, a total of 315,935 restricted stock units remained outstanding, 158,169 of which were vested. During 2015, 46,386 restricted stock units vested and 79,787 restricted stock units were granted. Noncash stock-based compensation associated with restricted stock grants totaled $3,286, $1,153 and $869 for 2015, 2014 and 2013, respectively. As of December 31, 2015, there was $2,627 of total unrecognized compensation cost related to nonvested restricted stock units. This cost is expected to be recognized over a weighted-average period of 18 months.

F 21

The activity related to the PCSUs and restricted stock units is as follows:

	Nonvested	Vested	Total	Average Grant Date Fair Value Per Share
Outstanding, December 31, 2014	911,388	531,496	1,442,884	$31.55
Granted	250,811	2,049	252,860	$42.91
Performance adjustments	(318,709)	(5,637)	(324,346)	$32.54
Vested	(324,444)	324,444	—
Converted	—	(167,420)	(167,420)	$30.36
Dividend equivalents	3,744	12,388	16,132	$43.45

Outstanding, December 31, 2015	522,790	697,320	1,220,110	$34.15

Deferred compensation plans

Certain officers and directors of the Company receive a portion of their compensation, either current or deferred, in the form of stock units. Units are granted as of the day the cash compensation would have otherwise been paid using the closing price of the Company’s common stock on that day. The units immediately vest and earn dividend equivalents. Units are distributed in the form of common stock upon retirement over a period elected by the employee or director. Cash compensation totaling $1,611 was deferred as stock units during 2015, resulting in 37,974 units being granted.

Non-employee directors may elect to defer a portion of their cash retainer or other fees (except chair retainers) into deferred stock equivalent units or into an interest-bearing account. Deferrals into stock equivalent units are converted into phantom stock equivalents as if Sonoco shares were actually purchased. The deferred stock equivalent units accrue dividend equivalents, and are issued in shares of Sonoco common stock. Issuance of shares commences six months following termination of Board service. Directors must elect to receive these deferred distributions in one, three or five annual installments.

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

The components of net periodic benefit cost include the following:

	2015	2014	2013
Retirement Plans
Service cost	$23,366	$21,826	$25,198
Interest cost	70,797	73,505	67,235
Expected return on plan assets	(94,307)	(93,198)	(86,545)
Amortization of net transition obligation	65	405	438
Amortization of prior service cost	745	697	569
Amortization of net actuarial loss	42,584	26,523	43,776
Effect of settlement loss	—	—	1,947
Other	49	77	—
Net periodic benefit cost	$43,299	$29,835	$52,618
Retiree Health and Life Insurance Plans
Service cost	$711	$726	$891
Interest cost	766	1,034	942
Expected return on plan assets	(1,661)	(1,599)	(1,510)
Amortization of prior service credit	(104)	(1,381)	(2,969)
Amortization of net actuarial gain	(673)	(259)	—
Net periodic benefit income	$(961)	$(1,479)	$(2,646)

The following tables set forth the Plans’ obligations and assets at December 31:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2015	2014	2015	2014
Change in Benefit Obligation
Benefit obligation at January 1	$1,857,106	$1,596,458	$27,451	$27,521
Service cost	23,366	21,826	711	726
Interest cost	70,797	73,505	766	1,034
Plan participant contributions	452	486	1,046	1,049
Plan amendments	519	812	(2,273)	—
Actuarial loss/(gain)	(106,211)	278,428	(6,004)	736
Benefits paid	(87,626)	(91,078)	(2,556)	(3,568)
Impact of foreign exchange rates	(25,822)	(26,791)	(88)	(47)
Acquisitions	—	3,460	—	—
Other	1,015	—	—	—
Benefit obligation at December 31	$1,733,596	$1,857,106	$19,053	$27,451

F 22

	Retirement Plans		Retiree Health and Life Insurance Plans
	2015	2014	2015	2014
Change in Plan Assets
Fair value of plan assets at January 1	$1,407,461	$1,331,934	$23,064	$22,497
Actual return on plan assets	(13,886)	144,209	(107)	2,323
Company contributions	22,233	53,020	911	875
Plan participant contributions	452	486	1,046	1,049
Benefits paid	(87,626)	(91,078)	(2,556)	(3,568)

Impact of foreign exchange rates	(24,271)	(23,849)	—	—
Expenses paid	(6,177)	(7,261)	(108)	(112)
Fair value of plan assets at December 31	$1,298,186	$1,407,461	$22,250	$23,064
Funded Status of the Plans	$(435,410)	$(449,645)	$3,197	$(4,387)

	Retirement Plans		Retiree Health and Life Insurance Plans
	2015	2014	2015	2014
Total Recognized Amounts in the Consolidated Balance Sheets
Noncurrent assets	$4,635	$3,151	$4,057	$—
Current liabilities	(8,678)	(12,759)	(860)	(831)
Noncurrent liabilities	(431,367)	(440,037)	—	(3,556)
Net liability	$(435,410)	$(449,645)	$3,197	$(4,387)

Items not yet recognized as a component of net periodic pension cost that are included in Accumulated Other Comprehensive Loss (Income) as of December 31, 2015 and 2014, are as follows:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2015	2014	2015	2014
Net actuarial loss	$691,482	$725,714	$(6,274)	$(2,818)
Prior service cost/(credit)	3,791	4,023	(2,272)	(103)
Net transition obligation	—	65	—	—
	$695,273	$729,802	$(8,546)	$(2,921)

The amounts recognized in Other Comprehensive Loss/(Income) during December 31, 2015 and 2014 include the following:

	Retirement Plans			Retiree Health and Life Insurance Plans
	2015	2014	2013	2015	2014	2013
Adjustments arising during the period:
Net actuarial loss/(gain)	$8,352	$233,962	$(178,648)	$(4,129)	$101	$(5,527)
Prior service cost/(credit)	513	729	1,902	(2,273)	(46)	—
Net settlements/curtailments	—	—	(1,947)	—	—	—
Reversal of amortization:
Net actuarial loss	(42,584)	(26,523)	(43,776)	673	259	—
Prior service cost/(credit)	(745)	(697)	(569)	104	1,381	2,969
Net transition obligation	(65)	(405)	(438)	—	—	—
Total recognized in other comprehensive loss/(income)	$(34,529)	$207,066	$(223,476)	$(5,625)	$1,695	$(2,558)
Total recognized in net periodic benefit cost and other comprehensive loss/(income)	$8,770	$236,901	$(170,858)	$(6,586)	$216	$(5,204)

Of the amounts included in Accumulated Other Comprehensive Loss/(Income) as of December 31, 2015, the portions the Company expects to recognize as components of net periodic benefit cost in 2016 are as follows:

	Retirement Plans	Retiree Health and Life Insurance Plans
Net actuarial loss	$37,662	$(532)
Prior service cost/(credit)	753	(498)
Net transition obligation	—	—
	$38,415	$(1,030)

The accumulated benefit obligation for all defined benefit plans was $1,691,589 and $1,799,216 at December 31, 2015 and 2014, respectively.

The projected benefit obligation (PBO), accumulated benefit obligation (ABO) and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were, $1,656,174, $1,617,051 and $1,216,128, respectively, as of December 31, 2015, and $1,811,459, $1,757,235 and $1,358,663, respectively, as of December 31, 2014.

F 23

The following table sets forth the Company’s projected benefit payments for the next ten years:

Year	Retirement Plans	Retiree Health and Life Insurance Plans
2016	$86,234	$2,173
2017	$89,282	$2,103
2018	$92,596	$2,055
2019	$95,245	$2,007
2020	$98,004	$1,653
2021-2025	$520,612	$6,744

Assumptions

The following tables set forth the major actuarial assumptions used in determining the PBO, ABO and net periodic cost:

Weighted-average assumptions used to determine benefit obligations at December 31	U.S. Retirement Plans	U.S. Retiree Health and Life Insurance Plans	Foreign Plans
Discount Rate
2015	4.36%	3.78%	3.71%
2014	4.00%	3.52%	3.49%
Rate of Compensation Increase
2015	3.69%	3.36%	3.52%
2014	3.99%	3.42%	3.51%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31	U.S. Retirement Plans	U.S. Retiree Health and Life Insurance Plans	Foreign Plans
Discount Rate
2015	4.00%	3.52%	3.49%
2014	4.78%	4.03%	4.51%
2013	3.90%	3.16%	4.36%
Expected Long-term Rate of Return
2015	7.67%	7.39%	4.92%
2014	7.66%	7.39%	5.57%
2013	7.65%	7.42%	5.57%
Rate of Compensation Increase
2015	3.99%	3.42%	3.51%
2014	3.99%	3.44%	3.80%
2013	4.29%	3.51%	3.46%

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

Healthcare Cost Trend Rate	Pre-age 65	Post-age 65
2015	7.00%	6.00%
2014	8.00%	8.00%

Ultimate Trend Rate	Pre-age 65	Post-age 65
2015	4.90%	4.90%
2014	5.60%	5.60%

Year at which the Rate Reaches the Ultimate Trend Rate	Pre-age 65	Post-age 65
2015	2039	2041
2014	2042	2044

Increasing the assumed trend rate for healthcare costs by one percentage point would increase the accumulated postretirement benefit obligation (the APBO) and total service and interest cost component approximately $329 and $49, respectively. Decreasing the assumed trend rate for healthcare costs by one percentage point would decrease the APBO and total service and interest cost component approximately $304 and $44, respectively. Based on amendments to the U.S. plan approved in 1999, which became effective in 2003, cost increases borne by the Company are limited to the Urban CPI, as defined.

Plan changes and amendments

During 2015, the Company’s U.S. Retiree Medical and Life Insurance Plan was amended to eliminate certain life insurance benefits for all nonunion and applicable union participants. The effect of this and other smaller amendments was a reduction in the accumulated postretirement benefit obligation of $2,273.

During 2010, certain retiree medical benefits and life insurance coverage under the Company’s U.S. Retiree Medical and Life Insurance Plan were changed, reducing the accumulated postretirement benefit obligation by $4,566. The resulting prior service credit was amortized over a four year period ending in 2014.

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

F 24

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

Retirement plan assets

The following table sets forth the weighted-average asset allocations of the Company’s retirement plans at December 31, 2015 and 2014, by asset category.

Asset Category		U.S.	U.K.	Canada
Equity securities	2015	49.0%	49.0%	62.9%
	2014	49.9%	49.2%	56.8%
Debt securities	2015	36.8%	50.2%	36.8%
	2014	37.8%	49.6%	43.0%
Alternative	2015	14.2%	—%	—%
	2014	12.2%	—%	—%
Cash and short-term investments	2015	—%	0.8%	0.3%
	2014	0.1%	1.2%	0.2%
Total	2015	100.0%	100.0%	100.0%
	2014	100.0%	100.0%	100.0%

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

At December 31, 2015, postretirement benefit plan assets totaled $1,298,186, of which $983,388 were assets of the U.S. Defined Benefit Plans.

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

United Kingdom defined benefit plan

The equity investments consist of direct ownership and funds and are diversified among U.K. and international stocks of small and large capitalizations. The current target allocation (midpoint) for the investment portfolio is: Equity Securities – 48%, Debt Securities – 52%, Alternative – 0% and Cash – 0%.

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

Retiree health and life insurance plan assets

The following table sets forth the weighted-average asset allocations by asset category of the Company’s retiree health and life insurance plan.

Asset Category	December 31, 2015	December 31, 2014
Equity securities	59.8%	59.1%
Debt securities	33.0%	34.5%
Alternative	7.1%	6.3%
Cash	0.1%	0.1%
Total	100.0%	100.0%

Contributions

Based on current actuarial estimates, the Company anticipates that the total contributions to its retirement plans and retiree health and life insurance plans, excluding contributions to the Sonoco Savings Plan, will be approximately $47,100 in 2016. No assurances can be made, however, about funding requirements beyond 2016, as they will depend largely on actual investment returns and future actuarial assumptions.

Sonoco Investment and Retirement Plan

The Sonoco Investment and Retirement Plan (SIRP) is a defined contribution pension plan provided for the Company’s salaried and non-union U.S. employees who were hired on or after January 1, 2004, or those former participants in the Company’s U.S. qualified defined benefit pension plan who elected to transfer into the SIRP under a one-time option effective January 1, 2010. The Company makes an annual contribution of 4% of all eligible pay plus 4% of eligible pay in excess of the Social Security wage base to eligible participant accounts. Participants are fully vested after five years of service or upon reaching age 55, if earlier. The Company’s expenses related to the plan for 2015, 2014 and 2013 were approximately $14,970, $12,079 and $11,974, respectively. Cash contributions to the SIRP totaled $12,865, $12,049 and $9,290 in 2015, 2014 and 2013, respectively.

Sonoco Savings Plan

The Sonoco Savings Plan is a defined contribution retirement plan provided for the Company’s U.S. employees. The plan provides for participant contributions of 1% to 30% of gross pay. Since January 1, 2010, the Company has matched 50% on the first 4% of compensation contributed by the participant as pretax contributions.

F 25

The Company’s expenses related to the plan for 2015, 2014 and 2013 were approximately $11,500, $11,400 and $10,700, respectively.

Other plans

The Company also provides retirement and postretirement benefits to certain other non-U.S. employees through various Company-sponsored and local government sponsored defined contribution arrangements. For the most part, the liabilities related to these arrangements are funded in the period they arise. The Company’s expenses for these plans were not material for all years presented.

13. Income taxes

The provision for taxes on income for the years ended December 31 consists of the following:

	2015	2014	2013
Pretax income
Domestic	$255,897	$224,683	$217,305
Foreign	72,049	101,024	75,404
Total pretax income	$327,946	$325,707	$292,709
Current
Federal	$55,678	$40,600	$32,691
State	6,000	6,889	2,207
Foreign	31,610	29,630	24,050
Total current	$93,288	$77,119	$58,948
Deferred
Federal	$11,002	$29,078	$33,937
State	(2,359)	5,067	4,080
Foreign	(14,193)	(2,506)	(3,334)
Total deferred	$(5,550)	$31,639	$34,683
Total taxes	$87,738	$108,758	$93,631

Deferred tax liabilities/(assets) are comprised of the following at December 31:

	2015	2014
Property, plant and equipment	$118,216	$129,832
Intangibles	232,420	193,016
Gross deferred tax liabilities	$350,636	$322,848
Retiree health benefits	$(2,078)	$(5,306)
Foreign loss carryforwards	(65,123)	(75,163)
U.S. Federal loss carryforwards	(1,214)	(11,102)
Capital loss carryforwards	(69)	—
Employee benefits	(192,798)	(183,527)
Accrued liabilities and other	(118,511)	(103,935)
Gross deferred tax assets	$(379,793)	$(379,033)
Valuation allowance on deferred tax assets	$49,464	$63,898
Total deferred taxes, net	$20,307	$7,713

Federal operating loss carryforwards of approximately $3,500 remain from the Tegrant acquisition. The use of these losses is limited by U.S. tax law, but it is expected that these losses will be fully utilized prior to their expiration. These carryforwards expire in 2031. The Company does not have any other U.S. federal operating loss carryforwards. Foreign subsidiary loss carryforwards of approximately $247,800 remain at December 31, 2015. Their use is limited to future taxable earnings of the respective foreign subsidiaries. Approximately $219,800 of these loss carryforwards do not have an expiration date. Of the remaining foreign subsidiary loss carryforwards, approximately $11,700 expire within the next five years and approximately $16,200 expire between 2020 and 2034. Approximately $8,300 of state loss carryforwards and $15,800 of state credit carryforwards remain at December 31, 2015. These state loss and credit carryforwards are limited to future taxable earnings of the respective legal entity and expire between 2016 and 2035.

The Company has recorded a $22,900 deferred tax asset in France primarily related to cumulative net operating losses. These losses have an indefinite carryforward period and the Company expects to utilize them over the next 20 to 25 years. Accordingly, a valuation allowance on the deferred asset has not been provided.

A reconciliation of the U.S. federal statutory tax rate to the actual consolidated tax expense is as follows:

	2015		2014		2013
Statutory tax rate	$114,781	35.0%	$113,998	35.0%	$102,449	35.0%
State income taxes, net of federal tax benefit	4,872	1.5	8,465	2.6%	6,146	2.1%
Valuation allowance	(8,080)	(2.5)	(2,264)	(0.7)%	(1,256)	(0.4)%
Tax examinations including change in reserve for uncertain tax positions	(3,245)	(1.0)	(2,109)	(0.6)%	(1,421)	(0.5)%
Adjustments to prior year deferred taxes	1,596	0.5	(518)	(0.2)%	(562)	(0.2)%
Foreign earnings taxed at other than U.S. rates	(9,065)	(2.8)	(8,891)	(2.7)%	(3,915)	(1.3)%
Disposition of business	(11,996)	(3.6)	—	—%	—	—%
Effect of tax rate changes enacted during the year	(2,235)	(0.7)	81	—%	(915)	(0.3)%
Deduction related to qualified production activities	(5,968)	(1.8)	(4,003)	(1.2)%	(3,819)	(1.3)%
Other, net	7,078	2.2	3,999	1.2%	(3,076)	(1.1)%
Total taxes	$87,738	26.8%	$108,758	33.4%	$93,631	32.0%

The change in “Tax examinations including change in reserve for uncertain tax positions” is shown net of associated deferred taxes and accrued interest. Included in the change are net increases of approximately $3,200, $3,500 and $4,500 for uncertain items arising in 2015, 2014 and 2013, respectively. Also included are adjustments related to prior year items, primarily decreases related to lapses of statutes of limitations in international, federal and state jurisdictions as well as overall changes in facts and judgment. These adjustments decreased the reserve by a total of approximately $(6,500), $(5,600) and $(5,400) in 2015, 2014 and 2013, respectively.

In many of the countries in which the Company operates, earnings are taxed at rates lower than in the U.S. This benefit is reflected in “Foreign earnings taxed at other than U.S. rates” along with other items, if any, that impacted taxes on foreign earnings in the periods presented.

The benefits included in “Adjustments to prior year deferred taxes” for each of the years presented consist primarily of adjust-

F 26

ments to deferred tax assets and liabilities arising from the availability of more accurate estimates and the correction of errors that arose in, and are immaterial to, prior years.

Undistributed earnings of international subsidiaries totaled approximately $730,649 at December 31, 2015. Deferred taxes have not been provided on the undistributed earnings, as the Company considers these amounts to be indefinitely reinvested to finance the growth and expansion of its international operations. Computation of the potential deferred tax liability associated with those unremitted earnings deemed to be indefinitely reinvested is not practicable. If such amounts were remitted, loaned to the Company, or the stock in the foreign subsidiaries sold, these earnings could become subject to tax.

Reserve for uncertain tax positions

The following table sets forth the reconciliation of the gross amounts of unrecognized tax benefits at the beginning and ending of the periods indicated:

	2015	2014	2013
Gross Unrecognized Tax Benefits at January 1	$26,000	$28,800	$31,300
Increases in prior years’ unrecognized tax benefits	1,500	6,800	1,100
Decreases in prior years’ unrecognized tax benefits	(2,100)	(5,500)	(1,800)
Increases in current year’s unrecognized tax benefits	1,700	4,600	4,100
Decreases in unrecognized tax benefits from the lapse of statutes of limitations	(9,200)	(5,900)	(5,300)
Settlements	(700)	(2,800)	(600)
Gross Unrecognized Tax Benefits at December 31	$17,200	$26,000	$28,800

Of the unrecognized tax benefit balances at December 31, 2015 and December 31, 2014, approximately $15,000 and $18,400, respectively, would have an impact on the effective tax rate if ultimately recognized.

Interest and/or penalties related to income taxes are reported as part of income tax expense. The Company had approximately $2,200 and $2,800 accrued for interest related to uncertain tax positions at December 31, 2015 and December 31, 2014, respectively. Tax expense for the year ended December 31, 2015, includes approximately $500 of interest benefit, which is comprised of an interest benefit of approximately $1,800 related to the expiration of statutes of limitations and other releases and interest expense of $1,300 on unrecognized tax benefits. The amounts listed above for accrued interest and interest expense do not reflect the benefit of a federal tax deduction which would be available if the interest were ultimately paid.

The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, or non-U.S., income tax examinations by tax authorities for years before 2012. With respect to state and local income taxes, the Company is no longer subject to examination prior to 2011, with few exceptions.

The Company has $1,900 of reserves for uncertain tax benefits for which it believes it is reasonably possible that a resolution may be reached within the next twelve months. The estimate for the potential outcome of any uncertain tax issue is highly judgmental. The Company believes it has adequately provided for any reasonably foreseeable outcome related to these matters. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the effective tax rate may fluctuate significantly on a quarterly basis. The Company has operations in many countries outside of the United States and the taxes paid on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that loss of those benefits would have a material effect on the Company’s overall effective tax rate.

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

Fox River settlement and remaining claim

In March 2014, U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, and five other defendants reached a potential settlement with the United States Environmental Protection Agency (EPA) and the Wisconsin Department of Natural Resources (WDNR) for natural resource damages and the environmental cleanup of the lower Fox River in Wisconsin. The settlement was approved by the court on February 6, 2015 and became final on April 7, 2015 when the time for appeal of the court’s order expired with no appeal having been taken. The terms of the settlement required U.S. Mills to pay $14,700, which was paid in April 2014, and protect U.S. Mills from claims by other parties relating to natural resource damages and the cleanup of the lower Fox River, except claims pursuant to Section 107 of the Comprehensive Environment Response, Compensation and Liability Act (CERCLA).

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

F 27

At December 31, 2014, U.S. Mills had reserves totaling $37,775 for potential liabilities associated with the lower Fox River. As a result of the settlement becoming final, the Company reversed $32,543 of its Fox River-related environmental reserves in the first quarter of 2015, leaving approximately $5,000 reserved for remaining potential liabilities associated with the Appvion claim. During 2015, the Company spent approximately $1,336 on legal costs related to the remaining Appvion claim, leaving a reserve of $3,896 remaining at December 31, 2015. The actual costs that may be incurred associated with the Appvion claim are dependent upon many factors and it is possible that costs could ultimately be higher than the amount provided for in the remaining reserve. Because of the continuing uncertainties surrounding U.S. Mills’ possible liability, including a potentially favorable resolution, the Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts reserved, and an adverse resolution of these matters could have an adverse effect on the Company’s financial position, results of operations and/or cash flows. The Company believes that the maximum additional exposure to its consolidated financial position beyond what has been reserved at December 31, 2015 is limited to the equity position of U.S. Mills, which was approximately $125,000 at December 31, 2015.

Tegrant

On November 8, 2011, the Company completed the acquisition of Tegrant. During its due diligence, the Company identified several potentially environmentally contaminated sites. The total remediation cost of these sites was estimated to be $18,850 at the time of the acquisition and an accrual in this amount was recorded on Tegrant’s opening balance sheet. Since the acquisition, the Company has spent a total of $721 on remediation of these sites. During 2015 and 2014, the Company increased its reserves for these sites by $68 and $324, respectively, in order to reflect its best estimate of what it is likely to pay in order to complete the remediation. At December 31, 2015 and 2014, the Company’s accrual for Tegrant’s environmental contingencies totaled $18,521 and $18,635, respectively. The Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts accrued with respect to this exposure. However, the Company does not believe that the resolution of this matter has a reasonable possibility of having a material adverse effect on the Company’s financial statements.

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

Summary

As of December 31, 2015 and 2014, the Company (and its subsidiaries) had accrued $25,195 and $59,253, respectively, related to environmental contingencies. Of these, a total of $3,896 and $37,775 relate to U.S. Mills at December 31, 2015 and 2014, respectively. These accruals are included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets.

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

Commitments

As of December 31, 2015, the Company had long-term obligations to purchase electricity and steam, which it uses in its production processes, as well as long-term purchase commitments for certain raw materials, principally old corrugated containers. These purchase commitments require the Company to make total payments of approximately $428,600, as follows: $132,800 in 2016; $165,500 in 2017; $68,200 in 2018, $30,800 in 2019 and a total of $31,300 from 2020 through 2024.

15. Shareholders’ equity and earnings per share

Stock repurchases

The Company occasionally repurchases shares of its common stock to satisfy employee tax withholding obligations in association with the exercise of stock appreciation rights and performance-based stock awards. These repurchases, which are not part of a publicly announced plan or program, totaled 172,884 shares during 2015, 126,670 shares during 2014, and 575,845 shares during 2013, at a cost of $7,868 and $5,378 and $22,187, respectively.

In April 2011, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. During 2014 and 2013, a total of 2,000,000 and 132,500 shares, respectively, were repurchased under this authorization at a cost of $82,422 and $5,052, respectively. No shares were

F 28

repurchased during 2015. Accordingly, at December 31, 2015, a total of 2,867,500 shares remained available for repurchase under this authorization. On February 10, 2016, the Company’s Board of Directors restored the residual share repurchase authorization to its original 5,000,000 shares.

Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:

	2015	2014	2013
Numerator:
Net income attributable to Sonoco	$250,136	$225,916	$209,825
Denominator:
Weighted average common shares outstanding	101,482,000	102,215,000	102,577,000
Dilutive effect of stock-based compensation	910,000	957,000	671,000
Diluted outstanding shares	102,392,000	103,172,000	103,248,000
Per common share:
Net income attributable to Sonoco:
Basic	$2.46	$2.21	$2.05
Diluted	$2.44	$2.19	$2.03

The Company paid dividends totaling $1.37, $1.27, and $1.23 per share in 2015, 2014 and 2013, respectively.

Certain stock appreciation rights to purchase shares of the Company’s common stock are not dilutive because the exercise price is greater than the market price of the stock at the end of the year or they have not fully vested. The average number of shares that were not dilutive and therefore not included in the computation of diluted income per share was as follows for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Anti-dilutive stock appreciation rights	902,484	719,841	1,100,233

These stock appreciation rights may become dilutive in future periods if the market price of the Company’s common stock appreciates. No adjustments were made to reported net income in the computation of earnings per share.

Noncontrolling interests

In April 2015, the Company acquired a 67% controlling interest in Graffo Paranaense de Embalagens S/A (“Graffo”). The Company consolidates 100% of Graffo, with the partner’s 33% share included in “Noncontrolling Interests” on the Consolidated Balance Sheet. The fair value of this noncontrolling interest was $7,922 at the time of the acquisition.

In October 2014, as part of its acquisition of the Weidenhammer Packaging Group (“Weidenhammer”), the Company acquired a 65% ownership in Weidenhammer’s Chilean affiliate—Weidenhammer Chile Ltda. The Company consolidates 100% of the Chilean subsidiary, with the partner’s 35% share included in “Noncontrolling Interests” on the Consolidated Balance Sheet. On the date of the acquisition, the fair value of this noncontrolling interest was $974.

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

F 29

The following table sets forth financial information about each of the Company’s business segments:

	Years ended December 31
	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Corporate	Consolidated
Total Revenue
2015	$2,126,916	$608,064	$1,835,896	$508,182	$—	$5,079,058
2014	1,966,989	668,407	2,010,160	487,171	—	5,132,727
2013	1,898,690	640,541	1,958,762	473,278	—	4,971,271
Intersegment Sales[1]
2015	$4,357	$1,953	$106,110	$2,269	$—	$114,689
2014	4,092	1,592	107,712	2,337	—	115,733
2013	5,157	1,968	99,882	2,607	—	109,614
Sales to Unaffiliated Customers
2015	$2,122,559	$606,111	$1,729,786	$505,913	$—	$4,964,369
2014	1,962,897	666,815	1,902,448	484,834	—	5,016,994
2013	1,893,533	638,573	1,858,880	470,671	—	4,861,657
Income Before Income Taxes[2]
2015	$231,590	$10,904	$124,057	$46,013	$(84,618)	$327,946
2014	200,591	10,680	162,269	34,003	(81,836)	325,707
2013	186,870	9,206	138,094	40,084	(81,545)	292,709
Identifiable Assets[3]
2015	$1,507,621	$491,268	$1,199,280	$561,592	$260,508	$4,020,269
2014	1,579,950	495,604	1,299,356	564,468	254,533	4,193,911
2013	1,281,542	523,292	1,290,353	552,121	327,215	3,974,523
Depreciation, Depletion and Amortization[4]
2015	$96,220	$16,623	$76,744	$23,574	$—	$213,161
2014	75,782	17,034	83,076	22,826	—	198,718
2013	74,127	18,049	82,392	23,103	—	197,671
Capital Expenditures
2015	$75,986	$10,906	$74,008	$15,724	$15,671	$192,295
2014	63,117	9,432	73,636	22,238	8,653	177,076
2013	48,770	7,422	88,556	15,908	11,786	172,442
[1]	Intersegment sales are recorded at a market-related transfer price.
[2]	Included in Corporate are restructuring, asset impairment charges, acquisition-related charges, environmental settlement gains, property insurance settlement gains, and other non-operational income and expenses associated with the following segments:

	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Corporate	Total
2015	$15,097	$1,812	$(490)	$(1,469)	$15,070	$30,020
2014	12,536	4,042	4,340	1,527	7,000	29,445
2013	14,003	2,326	6,785	1,545	159	24,818

The remaining amounts reported as Corporate consist of interest expense and interest income.
[3]	Identifiable assets are those assets used by each segment in its operations. Corporate assets consist primarily of cash and cash equivalents, investments in affiliates, headquarters facilities, deferred income taxes and prepaid expenses.
[4]	Depreciation, depletion and amortization incurred at Corporate are allocated to the reportable segments.

F 30

Geographic regions

Sales to unaffiliated customers and long-lived assets by geographic region are as follows:

	2015	2014	2013
Sales to Unaffiliated Customers
United States	$3,206,513	$3,285,017	$3,231,135
Europe	971,302	841,452	751,806
Canada	262,038	292,163	299,243
All other	524,516	598,362	579,473
Total	$4,964,369	$5,016,994	$4,861,657
Long-lived Assets
United States	$1,719,746	$1,738,648	$1,878,728
Europe	627,126	680,791	288,407
Canada	157,208	184,879	205,095
All other	104,563	117,249	109,010
Total	$2,608,643	$2,721,567	$2,481,240

Sales are attributed to countries/regions based upon the plant location from which products are shipped. Long-lived assets are comprised of property, plant and equipment, goodwill, intangible assets and investment in affiliates (see Notes 6 and 7).

17. Accumulated other comprehensive loss

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable, for the years ended December 31, 2015 and 2014:

	Foreign Currency Items	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(24,985)	$(344,622)	$(262)	$(369,869)
Other comprehensive income/(loss) before reclassifications	(102,618)	(148,312)	(5,939)	(256,869)
Amounts reclassified from accumulated other comprehensive loss to net income	—	17,648	241	17,889
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	(2)	(2)
Other comprehensive income/(loss)	(102,618)	(130,664)	(5,700)	(238,982)
Balance at December 31, 2014	$(127,603)	$(475,286)	$(5,962)	$(608,851)
Other comprehensive income/(loss) before reclassifications	(125,534)	3,979	(11,726)	(133,281)
Amounts reclassified from accumulated other comprehensive loss to net income	—	27,063	12,008	39,071
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	528	528
Other comprehensive income/(loss)	(125,534)	31,042	810	(93,682)
Balance at December 31, 2015	$(253,137)	$(444,244)	$(5,152)	$(702,533)

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Twelve Months Ended December 31, 2015	Twelve Months Ended December 31, 2014	Affected Line Item in the Consolidated Statements of Net Income
Gains and losses on cash flow hedges
Foreign exchange contracts	$(21,454)	$(6,031)	Net Sales
Foreign exchange contracts	12,154	4,197	Cost of sales
Commodity contracts	(9,920)	1,445	Cost of sales
	(19,220)	(389)	Total before tax
	7,212	148	Tax benefit
	$(12,008)	$(241)	Net of tax
Defined benefit pension items
Amortization of defined benefit pension items	$(31,963)	$(19,489)	Cost of sales
Amortization of defined benefit pension items	(10,654)	(6,496)	Selling, general, and administrative
	(42,617)	(25,985)	Total before tax
	15,554	8,337	Tax benefit
	(27,063)	(17,648)	Net of tax
Total reclassifications for the period	$(39,071)	$(17,889)	Net of tax

F 31

The cumulative tax benefit on Derivative Financial Instruments was $2,884 and $3,655 at December 31, 2015 and 2014, respectively. The tax benefit on Derivative Financial Instruments decreased by $(771) and increased by $3,490 during the years ended December 31, 2015 and 2014, respectively.

The cumulative tax benefit on Defined Benefit Plans was $247,788 and $256,840 at December 31, 2015 and 2014, respectively. The tax benefit on Defined Benefit Plans decreased by $(9,052) and increased by $78,688 during the years ended December 31, 2015 and 2014, respectively.

The change in defined benefit plans includes pretax changes of $(60) and $(590) during the years ended December 31, 2015 and 2014, related to one of the Company’s equity method investments.

18. Selected quarterly financial data

The following table sets forth selected quarterly financial data of the Company:

(unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Net sales	$1,206,052	$1,248,590	$1,242,592	$1,267,135
Gross profit	220,390	240,316	229,373	239,343
Restructuring/Asset impairment charges	(359)	10,445	19,551	21,000
Net income attributable to Sonoco	85,780	64,379	43,914	56,063
Per common share:
Net income attributable to Sonoco:
- basic	$0.85	$0.63	$0.43	$0.55
- diluted	0.84	0.63	0.43	0.55
Cash dividends
- common	0.32	0.35	0.35	0.35
Market price
- high	47.94	46.50	44.13	44.56
- low	42.44	43.89	34.68	37.01
2014
Net sales	$1,190,032	$1,247,616	$1,262,503	$1,316,843
Gross profit	209,761	228,950	222,444	246,731
Restructuring/Asset impairment charges	(1,992)	(3,671)	(5,908)	(11,221)
Net income attributable to Sonoco	50,417	59,419	67,056	49,024
Per common share:
Net income attributable to Sonoco:
- basic	$0.49	$0.58	$0.66	$0.48
- diluted	0.49	0.57	0.65	0.48
Cash dividends
- common	0.31	0.32	0.32	0.32
Market price
- high	43.75	44.00	44.65	44.69
- low	39.52	40.20	38.82	35.64

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A. Controls and procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, and as described below under “Management’s Report on Internal Control over Financial Reporting,” our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2015, because of the unremediated material weakness described below which was previously identified and disclosed in our Form 10-K/A filed August 26, 2015.

Our management has concluded that the consolidated financial statements contained in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with generally accepted accounting principles.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, the end of the period covered by this report based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our evaluation, we concluded that our internal control over financial reporting was not effective because of the previously identified and disclosed material weakness in business performance review controls to monitor the balance sheet activity of certain domestic locations which is unremediated and further discussed below. This material weakness did not result in a material misstatement to the Company’s annual or interim consolidated financial statements. However, this control deficiency could result in a misstatement of the balance sheet account balances or disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2015, as stated in their report, which appears at the beginning of Item 8 of this Annual Report on Form 10-K.

Remediation Actions

The redesigned division-level balance sheet review process management has implemented for its domestic operations to address this weakness includes standardized reports, verification procedures to ensure the reliability of information used in the review, identification of appropriate control operators and access privileges, segregation of duties, and procedures to assure complete and timely execution of the review.

While significant progress has been made to enhance our internal control over financial reporting relating to the above material weakness, we are still in the process of testing the implemented processes and procedures and additional time is required to assess and ensure their effectiveness and sustainability. The material weakness cannot be considered remediated until the control has operated for a sufficient period of time and until management has concluded, through testing, that the control is operating effectively. We expect to complete our testing of the control and remediate the material weakness during fiscal 2016.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2015, the Company completed its remediation efforts related to other material weaknesses previously identified and disclosed in management’s 2014 restated report on internal control over financial reporting. As a result of the completed remediation efforts noted below, there were changes in internal control over financial reporting as defined by Exchange Act Rule 13a-15(f) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2015.

Management completed and tested the following remediation actions during the quarter ended 2015:

•	Established specific transactional level and business performance review controls at our contract packaging operations covering accounts receivable, inventory, deferred revenue and deferred expense, fixed assets, and accounts payable and expanded cross-functional involvement in the determination of the completeness and accuracy of period-end amounts.
•	Established detailed reconciliation and independent review controls to support the completeness and accuracy of international operations’ financial data accumulated in the financial consolidation system.

Limitations on the Effectiveness of Controls

The Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, does not expect that the Company’s disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. Internal control over financial reporting, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives will be met. Because of the inherent

SONOCO 2015 ANNUAL REPORT

limitations in internal control over financial reporting, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected timely.

Item 9B. Other information

Not applicable.

SONOCO 2015 ANNUAL REPORT

Part III	36

Item 10. Directors, executive officers and corporate governance

The information set forth in the Company’s definitive Proxy Statement for the annual meeting of shareholders to be held on April 20, 2016 (the Proxy Statement), under the captions “Proposal 1: Election of Directors,” “Information Concerning Directors Whose Terms Continue,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference. Information about executive officers of the Company is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

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

Audit Committee Members – The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The audit committee is comprised of the following members: Thomas E. Whiddon, Chairman; Sundaram Nagajaran; Edgar H. Lawton III; John E. Linville; Marc D. Oken; and Richard G. Kyle.

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

Equity Compensation Plan Information

The following table sets forth aggregated information about all of the Company’s compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance as of December 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[1] (c)
Equity compensation plans approved by security holders	3,478,507	$40.35	8,468,928
Equity compensation plans not approved by security holders	—	—	—
Total	3,478,507	$40.35	8,468,928
[1]	The Sonoco Products Company 2014 Long-term Incentive Plan was adopted at the Company’s 2014 Annual Meeting of Shareholders. The maximum number of shares of common stock that may be issued under this plan was set at 10,381,533 shares, which included all shares remaining under the 2012 Plan and an additional 4,500,000 shares authorized under the 2014 Plan. Awards granted under all previous plans which are forfeited, expire or are cancelled without delivery of shares, or which result in forfeiture of shares back to the Company, will be added to the total shares available under the 2014 Plan. At December 31, 2015, a total of 8,468,928 shares remain available for future grant under the 2014 Plan.

SONOCO 2015 ANNUAL REPORT

The weighted-average exercise price of $40.35 relates to stock appreciation rights, which account for 2,006,512 of the 3,478,507 securities issuable upon exercise. The remaining 1,471,995 securities relate to deferred compensation stock units, performance-contingent restricted stock units and restricted stock unit awards that have no exercise price requirement.

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

SONOCO 2015 ANNUAL REPORT

Part IV	38

Item 15. Exhibits and financial statement schedules

(a)	1	Financial Statements – The following financial statements are provided under Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K:

		– Report of Independent Registered Public Accounting Firm

		– Consolidated Balance Sheets as of December 31, 2015 and 2014

		– Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013

		– Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013

		– Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013

		– Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

		– Notes to Consolidated Financial Statements

	2	Financial Statement Schedules

		Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2015, 2014 and 2013.

Column A	Column B	Column C - Additions			Column D		Column E
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other		Deductions		Balance at End of Year
2015
Allowance for Doubtful Accounts	$8,547	$2,501	$467	[1]	$446	[2]	$11,069
LIFO Reserve	17,908	986 [3]	—		—		18,894
Valuation Allowance on Deferred Tax Assets	63,231	2,248	(5,686)[4]		10,329	[5]	49,464
2014
Allowance for Doubtful Accounts	$9,771	$2,350	$(411)[1]		$3,163	[2]	$8,547
LIFO Reserve	18,146	(238)[3]	—		—		17,908
Valuation Allowance on Deferred Tax Assets	60,856	828	5,367	[4]	3,820	[5]	63,231
2013
Allowance for Doubtful Accounts	$7,252	$2,006	$1,444	[1]	$931	[2]	$9,771
LIFO Reserve	19,476	(1,330)[3]	—		—		18,146
Valuation Allowance on Deferred Tax Assets	61,563	2,315	831	[4]	3,853	[5]	60,856

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

3	Exhibits

3-1	Articles of Incorporation, as amended (incorporated by reference to the Registrant’s Form 8-K filed on February 8, 2012)

3-2	By-Laws, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended July 1, 2012 and Form 8-K filed February 10, 2016)

4-1	Indenture, dated as of June 15, 1991, between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

SONOCO 2015 ANNUAL REPORT

4-2	First Supplemental Indenture, dated as of June 23, 2004, between Registrant and The Bank of New York, as Trustee (including form of 5.625% Notes due 2016)(incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 2004)

4-3	Second Supplemental Indenture, dated as of November 1, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee (including form of 5.75% Notes due 2040)(incorporated by reference to Registrant’s Form 8-K filed October 28, 2010)

4-4	Form of Third Supplemental Indenture (including form of 4.375% Notes due 2021), between Sonoco Products Company and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Registrant’s Form 8-K filed October 27, 2011)

4-5	Form of Fourth Supplemental Indenture (including form of 5.75% Notes due 2040), between Sonoco Products Company and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Registrant’s Form 8-K filed October 27, 2011)

10-1	1991 Sonoco Products Company Key Employee Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10-2	Sonoco Products Company 1996 Non-employee Directors’ Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10-3	Sonoco Retirement and Savings Plan (formerly the Sonoco Savings Plan), as amended (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2012).

10-4	Sonoco Products Company 2008 Long-term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2008)

10-5	Sonoco Products Company 2012 Long-term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 18, 2012)

10-6	Sonoco Products Company 2014 Long-term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2014)

10-7	Deferred Compensation Plan for Key Employees of Sonoco Products Company (a.k.a. Deferred Compensation Plan for Corporate Officers of Sonoco Products Company), as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-8	Omnibus Benefit Restoration Plan of Sonoco Products Company, amended and restated as of January 1, 2015 (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2014, filed on March 2, 2015)

10-9	Deferred Compensation Plan for Outside Directors of Sonoco Products Company, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-10	Performance-based Annual Incentive Plan for Executive Officers (incorporated by reference to the Registrant’s Proxy Statement for the April 19, 2000, Annual Meeting of Shareholders)

10-11	Form of Executive Bonus Life Agreement between the Company and certain executive officers (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 26, 2004)

10-12	Credit Agreement, effective October 2, 2014 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2014)

10-13	Sonoco Products Company Amended and Restated Trust Agreement for Executives, as of October 15, 2008 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-14	Sonoco Products Company Amended and Restated Directors Deferral Trust Agreement, as of October 15, 2008 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-15	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 8, 2011 (incorporated by reference to Registrant’s Form 8-K filed February 14, 2011)

10-16	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 7, 2012 (incorporated by reference to Registrant’s Form 8-K filed February 13, 2012)

10-17	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 12, 2013 (incorporated by reference to Registrant’s Form 8-K filed February 19, 2013)

10-18	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 12, 2014 (incorporated by reference to Registrant’s Form 8-K filed February 18, 2014)

SONOCO 2015 ANNUAL REPORT

10-19	Description of Stock Appreciation Rights, Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 11, 2015 (incorporated by reference to Registrant’s Form 8-K filed February 17, 2015)

10-20	Description of Stock Appreciation Rights, Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 10, 2016 (incorporated by reference to Registrant’s Form 8-K filed February 16, 2016)

12	Statements regarding Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm with respect to Registrant’s Form 10-K

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

99	Proxy Statement, filed in conjunction with annual shareholders’ meeting scheduled for April 20, 2016 (to be filed within 120 days after December 31, 2015)

101	The following materials from Sonoco Products Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and 2014, (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Changes in Total Equity for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (vi) Notes to the Consolidated Financial Statements.

SONOCO 2015 ANNUAL REPORT

41	Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of February 2016.

SONOCO PRODUCTS COMPANY

/s/ M.J. Sanders
M.J. Sanders
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 29th day of February 2016.

/s/ Barry L. Saunders
Barry L. Saunders
Senior Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)

/s/ H.E. DeLoach Jr. H.E. DeLoach, Jr.	Director (Executive Chairman)

/s/ M.J. Sanders M.J. Sanders	President, Chief Executive Officer and Director

/s/ H.A. Cockrell H.A. Cockrell	Director

/s/ P.L. Davies P.L. Davies	Director

/s/ J.R. Haley J.R. Haley	Director

/s/ E.H. Lawton III E.H. Lawton, III	Director

/s/ R.G. Kyle R.G. Kyle	Director

/s/ J.E. Linville J.E. Linville	Director

/s/ B. J. McGarvie B.J. McGarvie	Director

/s/ J.M. Micali J.M. Micali	Director

/s/ S. Nagarajan S. Nagarajan	Director

/s/ M.D. Oken M.D. Oken	Director

/s/ T.E. Whiddon T.E. Whiddon	Director

SONOCO 2015 ANNUAL REPORT

EXHIBIT INDEX

3-1	Articles of Incorporation, as amended (incorporated by reference to the Registrant’s Form 8-K filed on February 8, 2012)

3-2	By-Laws, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended July 1, 2012 and Form 8-K filed on February 10, 2016)

4-1	Indenture, dated as of June 15, 1991, between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

4-2	First Supplemental Indenture, dated as of June 23, 2004, between Registrant and The Bank of New York, as Trustee (including form of 5.625% Notes due 2016) (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 27, 2004)

4-3	Second Supplemental Indenture, dated as of November 1, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee (including form of 5.75% Notes due 2040) (incorporated by reference to Registrant’s Form 8-K filed October 28, 2010)

4-4	Form of Third Supplemental Indenture (including form of 4.375% Notes due 2021), between Sonoco Products Company and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Registrant’s Form 8-K filed October 27, 2011)

4-5	Form of Fourth Supplemental Indenture (including form of 5.75% Notes due 2040), between Sonoco Products Company and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Registrant’s Form 8-K filed October 27, 2011)

10-1	1991 Sonoco Products Company Key Employee Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10-2	Sonoco Products Company 1996 Non-employee Directors’ Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10-3	Sonoco Retirement and Savings Plan (formerly the Sonoco Savings Plan), as amended (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2012)

10-4	Sonoco Products Company 2008 Long-term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2008)

10-5	Sonoco Products Company 2012 Long-term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 18, 2012)

10-6	Sonoco Products Company 2014 Long-term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2014)

10-7	Deferred Compensation Plan for Key Employees of Sonoco Products Company (a.k.a. Deferred Compensation Plan for Corporate Officers of Sonoco Products Company), as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-8	Omnibus Benefit Restoration Plan of Sonoco Products Company, amended and restated as of January 1, 2015 (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2014, filed on March 2, 2015)

10-9	Deferred Compensation Plan for Outside Directors of Sonoco Products Company, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-10	Performance-based Annual Incentive Plan for Executive Officers (incorporated by reference to the Registrant’s Proxy Statement for the April 19, 2000, Annual Meeting of Shareholders)

10-11	Form of Executive Bonus Life Agreement between the Company and certain executive officers (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 26, 2004)

10-12	Credit Agreement, effective October 2, 2014 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2014)

10-13	Sonoco Products Company Amended and Restated Trust Agreement for Executives, as of October 15, 2008 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-14	Sonoco Products Company Amended and Restated Directors Deferral Trust Agreement, as of October 15, 2008 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-15	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 8, 2011 (incorporated by reference to Registrant’s Form 8-K filed February 14, 2011)

10-16	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 7, 2012 (incorporated by reference to Registrant’s Form 8-K filed February 13, 2012)

10-17	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 12, 2013 (incorporated by reference to Registrant’s Form 8-K filed February 19, 2013)

10-18	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 12, 2014 (incorporated by reference to Registrant’s Form 8-K filed February 18, 2014)

10-19	Description of Stock Appreciation Rights, Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 11, 2015 (incorporated by reference to Registrant’s Form 8-K filed February 17, 2015)

10-20	Description of Stock Appreciation Rights, Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 10, 2016 (incorporated by reference to Registrant’s Form 8-K filed February 16, 2016)

12	Statements regarding Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm with respect to Registrant’s Form 10-K

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

99	Proxy Statement, filed in conjunction with annual shareholders’ meeting scheduled for April 20, 2016 (to be filed within 120 days after December 31, 2015)

101	The following materials from Sonoco Products Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and 2014, (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Changes in Total Equity for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (vi) Notes to the Consolidated Financial Statements.