Form 10-Q
period 2016-04-03
SONOCO PRODUCTS CO
filed 2016-05-06
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at April 21, 2016:
Common stock, no par value: 100,756,169

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	April 3, 2016	December 31, 2015*
Assets
Current Assets
Cash and cash equivalents	$152,338	$182,434
Trade accounts receivable, net of allowances	679,528	627,962
Other receivables	38,049	46,801
Inventories:
Finished and in process	152,750	139,589
Materials and supplies	249,783	245,894
Prepaid expenses	48,037	64,698
	1,320,485	1,307,378
Property, Plant and Equipment, Net	1,121,818	1,112,036
Goodwill	1,154,955	1,140,461
Other Intangible Assets, Net	239,897	245,095
Long-term Deferred Income Taxes	53,098	52,626
Other Assets	157,752	156,089
Total Assets	$4,048,005	$4,013,685
Liabilities and Equity
Current Liabilities
Payable to suppliers	$495,200	$508,057
Accrued expenses and other	281,521	294,227
Notes payable and current portion of long-term debt	117,134	113,097
Accrued taxes	22,413	7,135
	916,268	922,516
Long-term Debt, Net of Current Portion	1,015,804	1,015,270
Pension and Other Postretirement Benefits	412,968	432,964
Deferred Income Taxes	78,185	72,933
Other Liabilities	39,438	37,129
Commitments and Contingencies
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 100,752 and 100,944 shares issued and outstanding at April 3, 2016 and December 31, 2015, respectively	7,175	7,175
Capital in excess of stated value	392,150	404,460
Accumulated other comprehensive loss	(663,857)	(702,533)
Retained earnings	1,828,242	1,803,827
Total Sonoco Shareholders’ Equity	1,563,710	1,512,929
Noncontrolling Interests	21,632	19,944
Total Equity	1,585,342	1,532,873
Total Liabilities and Equity	$4,048,005	$4,013,685

*
The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended
	April 3, 2016	March 29, 2015
Net sales	$1,226,276	$1,206,052
Cost of sales	981,023	985,662
Gross profit	245,253	220,390
Selling, general and administrative expenses	134,193	96,665
Restructuring/Asset impairment charges	9,228	(359)
Income before interest and income taxes	101,832	124,084
Interest expense	14,189	13,775
Interest income	402	554
Income before income taxes	88,045	110,863
Provision for income taxes	29,194	26,221
Income before equity in earnings of affiliates	58,851	84,642
Equity in earnings of affiliates, net of tax	1,339	1,046
Net income	$60,190	$85,688
Net (income)/loss attributable to noncontrolling interests	(276)	92
Net income attributable to Sonoco	$59,914	$85,780
Weighted average common shares outstanding:
Basic	101,628	101,283
Diluted	102,329	102,167
Per common share:
Net income attributable to Sonoco:
Basic	$0.59	$0.85
Diluted	$0.59	$0.84
Cash dividends	$0.35	$0.32
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended
	April 3, 2016	March 29, 2015
Net income	$60,190	$85,688
Other comprehensive income/(loss):
Foreign currency translation adjustments	30,828	(62,986)
Changes in defined benefit plans, net of tax	5,948	6,273
Changes in derivative financial instruments, net of tax	1,900	(1,205)
Other comprehensive income/(loss)	38,676	(57,918)
Comprehensive income	98,866	27,770
Net (income)/loss attributable to noncontrolling interests	(276)	92
Other comprehensive (income)/loss attributable to noncontrolling interests	(1,412)	631
Comprehensive income attributable to Sonoco	$97,178	$28,493
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended
	April 3, 2016	March 29, 2015
Cash Flows from Operating Activities:
Net income	$60,190	$85,688
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	—	275
Depreciation, depletion and amortization	53,572	51,877
Gain on reversal of Fox River environmental reserves	—	(32,543)
Share-based compensation expense	4,840	3,878
Equity in earnings of affiliates	(1,339)	(1,046)
Cash dividends from affiliated companies	1,150	450
Net gain on disposition of assets	(1,242)	(8,369)
Pension and postretirement plan expense	10,657	13,012
Pension and postretirement plan contributions	(32,042)	(17,017)
Tax effect of share-based compensation exercises	1,120	3,404
Excess tax benefit of share-based compensation	(1,161)	(3,400)
Net increase in deferred taxes	220	3,405
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Trade accounts receivable	(41,623)	(48,936)
Inventories	(11,218)	(6,066)
Payable to suppliers	(17,213)	7,094
Prepaid expenses	4,427	530
Accrued expenses	(6,171)	(4,036)
Income taxes payable and other income tax items	28,415	15,301
Other assets and liabilities	13,805	(3,171)
Net cash provided by operating activities	66,387	60,330
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(55,685)	(40,954)
Proceeds from the sale of assets	2,592	30,708
Investment in affiliates and other, net	46	(2,808)
Net cash used in investing activities	(53,047)	(13,054)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	13,787	14,127
Principal repayment of debt	(10,993)	(12,802)
Net increase in outstanding checks	9,841	8,752
Excess tax benefit of share-based compensation	1,161	3,400
Cash dividends	(35,396)	(32,263)
Shares acquired	(18,931)	(7,591)
Shares issued	559	1,165
Net cash used in financing activities	(39,972)	(25,212)
Effects of Exchange Rate Changes on Cash	(3,464)	17,572
Net (Decrease)/Increase in Cash and Cash Equivalents	(30,096)	39,636
Cash and cash equivalents at beginning of period	182,434	161,168
Cash and cash equivalents at end of period	$152,338	$200,804
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 1: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three months ended April 3, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
With respect to the unaudited condensed consolidated financial information of the Company for the three-month periods ended April 3, 2016 and March 29, 2015 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 6, 2016 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.
Note 2: New Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for share-based payment transactions, including 1) accounting for income taxes, 2) classification of excess tax benefits in the statement of cash flows, 3) forfeitures, 4) minimum statutory tax withholding requirements, 5) cash flow classification of employee taxes withheld in the form of shares, 6) the practical expedient for estimating the expected term, and 7) intrinsic value. The guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not expect the implementation of ASU 2016-09 to have a material effect on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers," "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which provides guidance on recording revenue on a gross basis versus a net basis based on the determination of whether an entity is a principal or an agent when another party is involved in providing goods or services to a customer. The amendments in this Update affect the guidance in ASU No. 2014-09 and are effective in the same time frame as ASU 2014-09 as discussed below.
In February 2016, the FASB issued ASU 2016-02, which changes accounting for leases and requires lessees to recognize the assets and liabilities arising from all leases, including those classified as operating leases under previous accounting guidance on the balance sheet and requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. The accounting for lessors does not fundamentally change except for changes to conform and align guidance to the lessee guidance. The guidance is effective for reporting periods beginning after December 15, 2018, including interim periods within those fiscal years and requires retrospective application. The Company is still assessing the impact of ASU 2016-02 on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and not recorded as separate assets. This update was effective for reporting periods beginning after December 15, 2015, and was required to be applied on a retrospective basis. Accordingly, the Company adopted ASU 2015-03 in the first quarter of 2016, and reclassified debt issuance costs totaling $6,427 and $6,584 from "Other Assets" to "Long-Term Debt, Net of Current Portion" on the Company's Condensed Consolidated Balance Sheets as of April 3, 2016 and December 31, 2015, respectively.
In May 2014, the FASB issued ASU 2014-09, "Revenue From Contracts With Customers," which changes the definitions/criteria used to determine when revenue should be recognized from being based on risks and rewards to being based on control. Among other changes, ASU 2014-09 changes the manner in which variable consideration is recognized, requires recognition of the time value of money when payment terms exceed one year, provides clarification on accounting for contract costs, and expands disclosure requirements. The effective date for implementation of ASU

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

2014-09 has been deferred and is now effective for reporting periods beginning after December 15, 2017. The Company is still assessing the impact of ASU 2014-09 on its consolidated financial statements.
During the three-month period ended April 3, 2016, there have been no other newly issued nor newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements. Further, at April 3, 2016, there were no other pronouncements pending adoption that are expected to have a material impact on the Company’s consolidated financial statements.

Note 3: Acquisitions
Acquisition-related costs of $326 and $1,166 were incurred in the three months ended April 3, 2016 and March 29, 2015, respectively. These costs consisted primarily of legal and professional fees and are included in "Selling, general and administrative expenses" in the Company's Condensed Consolidated Statements of Income.

Note 4: Shareholders' Equity
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	April 3, 2016	March 29, 2015
Numerator:
Net income attributable to Sonoco	$59,914	$85,780
Denominator:
Weighted average common shares outstanding:
Basic	101,628,000	101,283,000
Dilutive effect of stock-based compensation	701,000	884,000
Diluted	102,329,000	102,167,000
Reported net income attributable to Sonoco per common share:
Basic	$0.59	$0.85
Diluted	$0.59	$0.84
Certain stock appreciation rights to purchase shares of the Company's common stock are not dilutive because the exercise price is greater than the market price of the stock at the end of the reporting period. The average number of stock appreciation rights that were not dilutive and therefore not included in the computation of diluted earnings per share was 1,429,743 and 395,883 during the three month periods ended April 3, 2016 and March 29, 2015, respectively. No adjustments were made to reported net income attributable to Sonoco in the computations of earnings per share.
Stock Repurchases
On February 10, 2016, the Company’s Board of Directors restored the remaining share repurchase authorization of the Company's common stock to its original 5,000,000 shares. During the three months ended April 3, 2016, a total of 353,722 shares were repurchased under this authorization at a cost of $15,318; accordingly, at April 3, 2016, a total of 4,646,278 shares remain available for repurchase.
The Company frequently repurchases shares of its common stock to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 87,163 shares in the three months ended April 3, 2016 at a cost of $3,613, and 166,485 shares in the three months ended March 29, 2015 at a cost of $7,591.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Dividend Declarations
On February 10, 2016, the Board of Directors declared a regular quarterly dividend of $0.35 per share. This dividend was paid on March 10, 2016 to all shareholders of record as of February 24, 2016.
On April 20, 2016, the Board of Directors declared a regular quarterly dividend of $0.37 per share. This dividend is payable June 10, 2016 to all shareholders of record as of May 13, 2016.

Note 5: Restructuring and Asset Impairment
The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2016 and 2015 are reported as “2016 Actions” and “2015 Actions,” respectively. Actions initiated prior to 2015, all of which were substantially complete at April 3, 2016, are reported as “2014 and Earlier Actions.”
Following are the total restructuring and asset impairment charges/(credits), net of adjustments, and gains on dispositions recognized by the Company during the periods presented:

	April 3, 2016	March 29, 2015
Restructuring/Asset impairment:
2016 Actions	$6,413	$—
2015 Actions	2,766	(851)
2014 and Earlier Actions	49	492
Restructuring/Asset impairment charges	$9,228	$(359)
Income tax benefit	(2,920)	(11,591)
Costs attributable to noncontrolling interests, net of tax	(7)	(15)
Total impact of restructuring/asset impairment charges, net of tax	$6,301	$(11,965)
Pre-tax restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Condensed Consolidated Statements of Income.
When recognizable in accordance with GAAP, the Company expects to recognize future additional charges totaling approximately $4,250 in connection with previously announced restructuring actions. The Company believes that the majority of these charges will be incurred and paid by the end of 2016. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken. The Company is attempting to sell a paper mill in France. In January 2016, the Company received a non-binding proposal from a prospective buyer for the purchase of this business. The proposal is subject to the results of an environmental review and other due diligence, which is ongoing. If a sale is consummated under the current terms of this proposal, the Company estimates that it would recognize a loss of approximately $12,000. Should a sale not occur, the Company expects to pursue the closure of this facility in which case the Company estimates that it would incur additional severance, liquidation and other closing-related costs in excess of $15,000.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

2016 Actions
During 2016, the Company announced the closure of one of its packaging services centers in Mexico (part of the Display and Packaging segment). In addition, approximately 60 positions were eliminated in the first quarter of 2016 in conjunction with the Company's ongoing organizational effectiveness efforts.
Below is a summary of 2016 Actions and related expenses by segment and by type incurred and estimated to be incurred through completion.

2016 Actions	First Quarter 2016	Estimated Total Cost
Severance and Termination Benefits
Consumer Packaging	$965	$1,515
Display and Packaging	1,376	3,076
Paper and Industrial Converted Products	2,411	2,661
Protective Solutions	322	322
Corporate	1,429	1,429
Asset Impairment / Disposal of Assets
Consumer Packaging	(306)	(306)
Other Costs
Consumer Packaging	198	698
Display and Packaging	—	50
Paper and Industrial Converted Products	18	18
Total Charges and Adjustments	$6,413	$9,463
The following table sets forth the activity in the 2016 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2016 Actions	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity 2016 Year to Date
Liability at December 31, 2015	$—	$—	$—	$—
2016 charges/(income)	6,503	(306)	216	6,413
Cash receipts/(payments)	(2,962)	1,114	(170)	(2,018)
Asset write downs/disposals	—	(808)	—	(808)
Foreign currency translation	5	—	—	5
Liability at April 3, 2016	$3,546	$—	$46	$3,592
"Other costs" consist primarily of costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance. The Company expects to pay the majority of the remaining 2016 Actions restructuring costs by the end of 2016 using cash generated from operations.

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
Below is a summary of 2015 Actions and related expenses by segment and by type incurred and estimated to be incurred through completion.

	2016	2015	Total Incurred to Date	Estimated Total Cost
2015 Actions	First Quarter 2016	First Quarter 2015
Severance and Termination Benefits
Consumer Packaging	$1,790	$2,201	$16,837	$16,837
Display and Packaging	6	—	1,121	1,121
Paper and Industrial Converted Products	98	3,028	8,577	8,577
Protective Solutions	—	—	39	39
Corporate	—	1,166	2,775	2,775
Asset Impairment / Disposal of Assets
Consumer Packaging	(10)	(7,331)	(4,313)	(4,313)
Display and Packaging	—	—	474	474
Paper and Industrial Converted Products	—	2	10,198	10,198
Other Costs
Consumer Packaging	375	75	1,775	2,725
Display and Packaging	—	—	351	401
Paper and Industrial Converted Products	507	8	758	858
Corporate	—	—	11	11
Total Charges and Adjustments	$2,766	$(851)	$38,603	$39,703
The following table sets forth the activity in the 2015 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2015 Actions	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity 2016 Year to Date
Liability at December 31, 2015	$15,376	$—	$—	$15,376
2016 charges	1,894	—	882	2,776
Adjustments	—	(10)	—	(10)
Cash payments	(3,924)	10	(766)	(4,680)
Asset write downs/disposals	—	—	—	—
Foreign currency translation	111	—	2	113
Liability at April 3, 2016	$13,457	$—	$118	$13,575
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

2014 and Earlier Actions
2014 and Earlier Actions are comprised of a number of plant closures and workforce reductions initiated prior to 2015. Charges for these actions in both 2016 and 2015 relate primarily to the cost of plant closures including severance, equipment removal, plant security, property taxes and insurance.
The Company expects to recognize future pretax charges of approximately $100 associated with 2014 and Earlier Actions.
Below is a summary of expenses/(income) incurred by segment for 2014 and Earlier Actions for the three month periods ended April 3, 2016 and March 29, 2015.

	2016	2015
2014 & Earlier Actions	Three Months	Three Months
Consumer Packaging	$—	$32
Paper and Industrial Converted Products	(2)	364
Protective Solutions	51	96
Total Charges and Adjustments	$49	$492
The accrual for 2014 and Earlier Actions totaled $360 and $824 at April 3, 2016 and December 31, 2015, respectively, and is included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. The accrual relates primarily to environmental remediation costs at a former paper mill in the United States and unpaid severance. The Company expects the majority of the liability associated with 2014 and Earlier Actions to be paid by the end of 2016 using cash generated from operations.

Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in the balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the three months ended April 3, 2016 and March 29, 2015:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(5,152)	$(444,244)	$(253,137)	$(702,533)
Other comprehensive income/(loss) before reclassifications	411	—	30,828	31,239
Amounts reclassified from accumulated other comprehensive loss to net income	1,514	5,948	—	7,462
Amounts reclassified from accumulated other comprehensive loss to fixed assets	(25)	—	—	(25)
Net current-period other comprehensive income	1,900	5,948	30,828	38,676
Balance at April 3, 2016	$(3,252)	$(438,296)	$(222,309)	$(663,857)

Balance at December 31, 2014	$(5,962)	$(475,286)	$(127,603)	$(608,851)
Other comprehensive income/(loss) before reclassifications	(3,479)	—	(62,986)	(66,465)
Amounts reclassified from accumulated other comprehensive loss to net income	2,511	6,273	—	8,784
Amounts reclassified from accumulated other comprehensive loss to fixed assets	(237)	—	—	(237)
Net current-period other comprehensive income/(loss)	(1,205)	6,273	(62,986)	(57,918)
Balance at March 29, 2015	$(7,167)	$(469,013)	$(190,589)	$(666,769)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The following table summarizes the effects on net income of significant amounts classified out of each component of accumulated other comprehensive loss for the three-month periods ended April 3, 2016 and March 29, 2015:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended
Details about Accumulated Other Comprehensive Loss Components	April 3, 2016	March 29, 2015	Affected Line Item in the Condensed Consolidated Statements of Net Income
Gains and losses on cash flow hedges
Foreign exchange contracts	$(2,240)	$(4,088)	Net sales
Foreign exchange contracts	1,045	2,401	Cost of sales
Commodity contracts	(1,511)	(2,423)	Cost of sales
	(2,706)	(4,110)	Total before tax
	1,192	1,599	Tax (provision)/benefit
	$(1,514)	$(2,511)	Net of tax
Defined benefit pension items
Amortization of defined benefit pension items(a)	$(7,143)	$(7,445)	Cost of sales
Amortization of defined benefit pension items(a)	(2,381)	(2,481)	Selling, general and administrative
	(9,524)	(9,926)	Total before tax
	3,576	3,653	Tax benefit
	$(5,948)	$(6,273)	Net of tax
Total reclassifications for the period	$(7,462)	$(8,784)	Net of tax

(a)	See Note 10 for additional details.
At April 3, 2016, the Company had commodity contracts outstanding to fix the costs of certain anticipated purchases of natural gas and aluminum, and foreign currency contracts to hedge certain anticipated foreign currency denominated sales and purchases. The amounts included in accumulated other comprehensive loss related to these cash flow hedges were net losses of $4,754 ($3,252 after tax) at April 3, 2016, and net losses of $8,036 ($5,152 after tax) at December 31, 2015.
The cumulative tax benefit on Cash Flow Hedges included in Accumulated Other Comprehensive Loss was $1,502 at April 3, 2016, and $2,884 at December 31, 2015. During the three-month period ended April 3, 2016, the tax benefit on Cash Flow Hedges changed by $(1,382).
The cumulative tax benefit on Defined Benefit Pension Items was $244,212 at April 3, 2016, and $247,788 at December 31, 2015. During the three-month period ended April 3, 2016, the tax benefit on Defined Benefit Pension Items changed by $(3,576).
During the three-month period ended April 3, 2016, changes in noncontrolling interests included foreign currency translation adjustments of $1,412.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 7: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill by segment for the three months ended April 3, 2016 is as follows:

	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Goodwill at December 31, 2015	$487,342	$204,629	$227,325	$221,165	$1,140,461
Foreign currency translation	10,401	—	4,093	—	14,494
Goodwill at April 3, 2016	$497,743	$204,629	$231,418	$221,165	$1,154,955

The Company assesses goodwill for impairment annually and from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. As part of this testing, the Company analyzes certain qualitative and quantitative factors in determining goodwill impairment. In its most recent annual assessment, completed in the third quarter of 2015, the Company concluded that there was no impairment of goodwill for any of its reporting units. The assessment reflected a number of significant management assumptions and estimates including the Company's forecast of sales volumes and prices, profit margins, income taxes, capital expenditures and changes in working capital requirements. Changes in these assumptions and/or discount rates could materially impact the Company's conclusions.
Although no reporting units failed the assessments noted above, in management’s opinion, the reporting units having the greatest risk of a significant future impairment if actual results fall short of expectations are Display and Packaging, and Paper and Industrial Converted Products - Europe. Total goodwill associated with these reporting units was approximately $204,600 and $87,300, respectively, at April 3, 2016.
A large portion of sales in the Display and Packaging reporting unit is concentrated in one customer. Subsequent to the annual testing this customer informed the Company of its decision not to renew a contract to continue operating a packaging center in Irapuato, Mexico. This triggering event resulted in a reassessment of the most recent annual impairment test for the Display and Packaging reporting unit completed as of the third quarter of 2015. Accordingly, the Company reperformed the impairment analysis for this reporting unit taking into consideration the effect on sales and operating profit of the lower business volume and concluded that goodwill in the Display and Packaging reporting unit was not impaired. The remaining business with this customer is currently under negotiations for contract renewal. If a significant amount of business were lost and not replaced under similar terms, it is likely that a goodwill impairment charge could be incurred. There have been no other triggering events identified between the most recent annual impairment test and April 3, 2016.

Other Intangible Assets
A summary of other intangible assets as of April 3, 2016 and December 31, 2015 is as follows:

	April 3, 2016	December 31, 2015
Other Intangible Assets, gross
Patents	$13,102	$12,716
Customer lists	386,586	381,938
Trade names	19,286	19,246
Proprietary technology	17,754	17,738
Land use rights	303	297
Other	1,248	1,223
Other Intangible Assets, gross	$438,279	$433,158
Accumulated Amortization	$(198,382)	$(188,063)
Other Intangible Assets, net	$239,897	$245,095
Other intangible assets are amortized on a straight-line basis over their respective useful lives, which generally range from three to forty years. The Company has no intangible assets with indefinite lives.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Aggregate amortization expense was $8,336 and $8,150 for the three months ended April 3, 2016 and March 29, 2015, respectively. Amortization expense on other intangible assets is expected to total approximately $32,000 in 2016, $31,200 in 2017, $30,400 in 2018, $29,400 in 2019 and $27,500 in 2020.

Note 8: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	April 3, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$1,015,804	$1,103,943	$1,015,270	$1,081,732
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
Cash Flow Hedges
At April 3, 2016 and December 31, 2015, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. These contracts, which have maturities ranging from May 2016 to December 2016, qualify as cash flow hedges under U.S. GAAP. To the extent considered effective, the changes in fair value of these contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which the hedged item impacts earnings. The Company has determined all hedges to be highly effective and as a result no material ineffectiveness has been recorded.
Commodity Cash Flow Hedges
The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas and aluminum. At April 3, 2016, natural gas swaps covering approximately 4.9 MMBTUs were outstanding. These contracts represent approximately 74% and 19% of anticipated U.S. and Canadian usage for the remainder of 2016 and 2017, respectively. Additionally, the Company had swap contracts covering 3,340 metric tons of aluminum and 1,980 short tons of OCC, representing approximately 54% and 1% of anticipated usage for the remainder of 2016, respectively. The fair values of the Company’s commodity cash flow hedges netted to loss positions of $(3,794) and $(3,611) at April 3, 2016 and December 31, 2015, respectively. The amount of the loss included in Accumulated Other Comprehensive Loss at April 3, 2016, that is expected to be reclassified to the income statement during the next twelve months is $(3,342).

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases forecast to occur in 2016. The net positions of these contracts at April 3, 2016 were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	4,246,472
Mexican peso	purchase	420,109
Canadian dollar	purchase	62,960
Russian ruble	purchase	6,428
British pound	purchase	4,499
Turkish lira	purchase	1,001
New Zealand dollar	sell	(468)
Australian dollar	sell	(1,348)
Polish zloty	sell	(1,919)
Euro	sell	(4,587)
The fair value of these foreign currency cash flow hedges netted to a loss position of $(1,085) at April 3, 2016 and $(4,612) at December 31, 2015, respectively. During the three months ended April 3, 2016, certain foreign currency cash flow hedges related to construction in progress were settled as the related capital expenditures were made. Losses from these hedges totaling $25 were reclassified from accumulated other comprehensive loss and included in the carrying value of the assets acquired. During the next twelve months, a loss of $(1,146) is expected to be reclassified from Accumulated Other Comprehensive Loss to the income statement.
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
The net positions of these contracts at April 3, 2016, were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	66,739,152
Mexican peso	purchase	213,071
Canadian dollar	purchase	19,957
British pound	purchase	12,000
Euro	sell	(38,268)
The fair value of the Company’s other derivatives was $(802) and $(2,180) at April 3, 2016 and December 31, 2015, respectively.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The following table sets forth the location and fair values of the Company’s derivative instruments at April 3, 2016 and December 31, 2015:

Description	Balance Sheet Location	April 3, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$9	$8
Commodity Contracts	Accrued expenses and other	$(3,622)	$(3,425)
Commodity Contracts	Other liabilities	$(181)	$(194)
Foreign Exchange Contracts	Prepaid expenses	$827	$156
Foreign Exchange Contracts	Accrued expenses and other	$(1,912)	$(4,768)
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Prepaid expenses	$722	$50
Foreign Exchange Contracts	Accrued expenses and other	$(1,524)	$(2,230)
While certain of the Company’s derivative contract arrangements with its counterparties provide for the ability to settle contracts on a net basis, the Company reports its derivative positions on a gross basis. There are no collateral arrangements or requirements in these agreements.

Description

Location of Gain or (Loss) Recognized in Income Statement
The following tables set forth the effect of the Company’s derivative instruments on financial performance for the three months ended April 3, 2016 and March 29, 2015:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships:
Three months ended April 3, 2016
Foreign Exchange Contracts	$2,317	Net sales	$(2,240)	Net sales	$—
		Cost of sales	$1,045
Commodity Contracts	$(1,766)	Cost of sales	$(1,511)	Cost of sales	$110
Three months ended March 29, 2015
Foreign Exchange Contracts	$(4,301)	Net sales	$(4,088)	Net sales	$—
		Cost of sales	$2,401
Commodity Contracts	$(2,150)	Cost of sales	$(2,423)	Cost of sales	$40

Description	Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Derivatives not Designated as Hedging Instruments:
Three months ended April 3, 2016
Foreign Exchange Contracts	Cost of sales	$—
	Selling, general and administrative	$(498)
Three months ended March 29, 2015
Foreign Exchange Contracts	Cost of sales	$—
	Selling, general and administrative	$285

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
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	April 3, 2016	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(3,794)	$—	$(3,794)	$—
Foreign exchange contracts	(1,085)	—	(1,085)	—
Non-hedge derivatives, net:
Foreign exchange contracts	(802)	—	(802)	—
Deferred compensation plan assets	469	469	—	—

Description	December 31, 2015	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(3,611)	$—	$(3,611)	$—
Foreign exchange contracts	(4,612)	—	(4,612)	—
Non-hedge derivatives, net:
Foreign exchange contracts	(2,180)	—	(2,180)	—
Deferred compensation plan assets	460	460	—	—
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
The Company does not currently have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company’s financial assets or liabilities is measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the three month period ended April 3, 2016.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 10: Employee Benefit Plans
Retirement Plans and Retiree Health and Life Insurance Plans
The Company provides non-contributory defined benefit pension plans for a majority of its employees in the United States and certain of its employees in Mexico and Belgium. The Company also sponsors contributory defined benefit pension plans covering the majority of its employees in the United Kingdom, Canada, and the Netherlands. In addition, the Company provides postretirement healthcare and life insurance benefits to a limited number of its retirees and their dependents in the United States and Canada, based on certain age and/or service eligibility requirements.
The Company froze participation in its U.S. qualified defined benefit pension plan effective December 31, 2003 for newly hired salaried and non-union hourly employees. At that time, the Company adopted a defined contribution plan, the Sonoco Investment and Retirement Plan (SIRP), covering its non-union U.S. employees hired on or after January 1, 2004, and former participants of the U.S. qualified defined benefit pension plan who elected to transfer out of that plan and into the SIRP under a one-time option effective January 1, 2010. On January 1, 2013, the SIRP was merged into the Sonoco Savings Plan and the name was changed to the Sonoco Retirement and Savings Plan. The Company provides an annual contribution to participant accounts in the Sonoco Retirement and Savings Plan, called the Sonoco Retirement Contribution (SRC), equal to 4% of the participant's eligible pay plus 4% of eligible pay in excess of the social security wage base.
On February 4, 2009, the U.S. qualified defined benefit pension plan was amended to freeze plan benefits for all active participants effective December 31, 2018. Remaining active participants in the U.S. qualified plan will become eligible for SRC contributions effective January 1, 2019.
The components of net periodic benefit cost include the following:

	Three Months Ended
	April 3, 2016	March 29, 2015
Retirement Plans
Service cost	$5,023	$5,253
Interest cost	15,326	16,933
Expected return on plan assets	(22,044)	(22,726)
Amortization of net transition obligation	—	40
Amortization of prior service cost	193	180
Amortization of net actuarial loss	9,596	9,728
Net periodic benefit cost	$8,094	$9,408
Retiree Health and Life Insurance Plans
Service cost	$85	$178
Interest cost	130	222
Expected return on plan assets	(404)	(393)
Amortization of prior service credit	(128)	(25)
Amortization of net actuarial loss	(137)	(5)
Net periodic benefit income	$(454)	$(23)

The Company made aggregate contributions of $18,690 and $4,152 to its defined benefit retirement and retiree health and life insurance plans during the three months ended April 3, 2016 and March 29, 2015, respectively. The Company anticipates that it will make additional aggregate contributions of approximately $22,300 to its defined benefit retirement and retiree health and life insurance plans over the remainder of 2016.

Sonoco Retirement Contribution (SRC)
The Sonoco Retirement Contribution, which is funded annually in the first quarter, totaled $13,352 during the three months ended April 3, 2016, and $12,865 during the three months ended March 29, 2015. No additional SRC contributions are expected during the remainder of 2016. The Company recognized expense related to the SRC of $3,018 and $3,627 for the three month periods ended April 3, 2016 and March 29, 2015, respectively.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 11: Income Taxes
The Company’s effective tax rate for the three-month periods ending April 3, 2016 and March 29, 2015, was 33.2% and 23.7%, respectively. The rates for the three-month periods of both years varied from the U.S. statutory rate due primarily to the favorable effect of certain international operations that are subject to tax rates generally lower than the U.S. rate, the favorable effect of the manufacturer’s deduction on U.S. taxes, and the effect of changes in uncertain tax positions. The effective tax rate for the three-month period ended March 29, 2015 was further reduced by the recognition of beneficial tax attributes associated with the disposition of the Company's Canton, Ohio metal ends and closures facilities.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, or non-U.S., income tax examinations by tax authorities for years before 2012. With respect to state and local income taxes, the Company is no longer subject to examination for years prior to 2011, with few exceptions.
The Company’s total liability for uncertain tax benefits has not changed significantly since December 31, 2015. The Company has $3,300 of reserves for uncertain tax benefits for which it believes it is reasonably possible that a resolution may be reached within the next twelve months. Although the Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental, management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis. The Company has operations and pays taxes in many countries outside of the U.S. and taxes on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that loss of those benefits would have a material effect on the Company’s overall effective tax rate.

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
The following table sets forth net sales, intersegment sales and operating profit for the Company’s reportable segments. “Segment operating profit” is defined as the segment’s portion of “Income before interest and income taxes” excluding restructuring charges, asset impairment charges, acquisition-related costs, and certain other items, if any, the exclusion of which the Company believes improves comparability and analysis of the financial performance of the business. General corporate expenses have been allocated as operating costs to each of the Company’s reportable segments. "Other, net" for the three months ended March 29, 2015 is largely comprised of a $32,543 gain from the reversal of environmental liability reserves related to Fox River.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

SEGMENT FINANCIAL INFORMATION

	Three Months Ended
	April 3, 2016	March 29, 2015
Net sales:
Consumer Packaging	$527,338	$519,877
Display and Packaging	144,267	145,786
Paper and Industrial Converted Products	423,074	422,311
Protective Solutions	131,597	118,078
Consolidated	$1,226,276	$1,206,052
Intersegment sales:
Consumer Packaging	$1,332	$1,680
Display and Packaging	497	397
Paper and Industrial Converted Products	26,381	27,551
Protective Solutions	586	608
Consolidated	$28,796	$30,236
Income before interest and income taxes:
Segment operating profit:
Consumer Packaging	$62,865	$54,028
Display and Packaging	3,281	838
Paper and Industrial Converted Products	33,299	27,797
Protective Solutions	12,026	9,685
Restructuring/Asset impairment charges	(9,228)	359
Other, net	(411)	31,377
Consolidated	$101,832	$124,084

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
Fox River Settlement and Remaining Claim
In March 2014, U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, and five other defendants reached a settlement with the United States Environmental Protection Agency (EPA) and the Wisconsin Department of Natural Resources (WDNR) for natural resource damages and the environmental cleanup of the lower Fox River in Wisconsin. The terms of the settlement, which became final on April 7, 2015, required U.S. Mills to pay $14,700, which was paid in April 2014, and protects U.S. Mills from claims by other parties relating to natural resource damages and the cleanup of the lower Fox River, except claims pursuant to Section 107 of the Comprehensive Environment Response, Compensation and Liability Act (CERCLA).
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
At December 31, 2015, U.S. Mills had reserves totaling $3,896 for potential liabilities associated with the Appvion claim. Through April 3, 2016, the Company has spent approximately $304 on legal costs related to this claim, leaving a reserve of $3,592 remaining at April 3, 2016. The actual costs that may be incurred associated with the Appvion claim are dependent upon many factors and it is possible that costs could ultimately be higher than the amount provided for in the

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

remaining reserve. Because of the continuing uncertainties surrounding U.S. Mills' possible liability, including a potentially favorable resolution, the Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts reserved, and an adverse resolution of these matters could have an adverse effect on the Company's financial position, results of operations and/or cash flows. The Company believes that the maximum additional exposure to its consolidated financial position beyond the amount reserved at is limited to the equity position of U.S. Mills, which was approximately $125,000 at April 3, 2016.
Tegrant
On November 8, 2011, the Company completed the acquisition of Tegrant. During its due diligence, the Company identified several potential environmentally contaminated sites. The total remediation cost of these sites was estimated to be $18,850 at the time of acquisition and an accrual in this amount was recorded on Tegrant’s opening balance sheet. Since the acquisition, the Company has spent a total of $741 on remediation of these sites. During 2014 and 2015, the Company increased its reserves for these sites by a total of $392 in order to reflect its best estimate of what it is likely to pay in order to complete the remediation. At April 3, 2016 and December 31, 2015, the Company's accrual for Tegrant's environmental contingencies totaled $18,501 and $18,521, respectively. The Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts accrued with respect to this exposure. However, the Company does not believe that the resolution of this matter has a reasonable possibility of having a material adverse effect on the Company's financial statements.
Village of Rockton
The previously disclosed actions instituted by the Village of Rockton against the Company on September 15, 2014, were dismissed with prejudice by stipulation of the parties on April 19, 2016, with no impact to the Company’s financial statements.
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
Summary
As of April 3, 2016 and December 31, 2015, the Company (and its subsidiaries) had accrued $24,806 and $25,195, respectively, related to environmental contingencies. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets.
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and Directors of Sonoco Products Company:
We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company (the "Company") and its subsidiaries as of April 3, 2016, and the related condensed consolidated statements of income and comprehensive income for the three-month periods ended April 3, 2016 and March 29, 2015 and the condensed consolidated statement of cash flows for the three-month periods ended April 3, 2016 and March 29, 2015. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2015, and the related consolidated statements of income, of comprehensive income, of changes in total equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 29, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived. As discussed in Note 2 to the accompanying consolidated interim financial statements, the Company changed its method of accounting for Debt Issuance Costs in the three-month period ended April 3, 2016. The accompanying December 31, 2015 consolidated balance sheet reflects this change.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
May 6, 2016

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

SONOCO PRODUCTS COMPANY

COMPANY OVERVIEW
Sonoco is a leading provider of consumer packaging, industrial products, protective packaging and packaging supply chain services, with approximately 330 locations in 34 countries.
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
First Quarter 2016 Compared with First Quarter 2015
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

	For the three months ended April 3, 2016
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Income before interest and income taxes	$101,832	$9,228	$411	$111,471
Interest expense, net	13,787	—	—	13,787
Income before income taxes	88,045	9,228	411	97,684
Provision for income taxes	29,194	2,920	104	32,218
Income before equity in earnings of affiliates	58,851	6,308	307	65,466
Equity in earnings of affiliates, net of tax	1,339	—	—	1,339
Net income	60,190	6,308	307	66,805
Net (income) attributable to noncontrolling interests	(276)	(7)	—	(283)
Net income attributable to Sonoco	$59,914	$6,301	$307	$66,522
Per diluted common share	$0.59	$0.06	$0.00	$0.65

(1)Consists primarily of acquisition-related costs.

	For the three months ended March 29, 2015
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment (1)	Other Adjustments (2)	Base
Income before interest and income taxes	$124,084	$(359)	$(31,377)	$92,348
Interest expense, net	13,221	—	—	13,221
Income before income taxes	110,863	(359)	(31,377)	79,127
Provision for income taxes	26,221	11,591	(12,512)	25,300
Income before equity in earnings of affiliates	84,642	(11,950)	(18,865)	53,827
Equity in earnings of affiliates, net of tax	1,046	—	—	1,046
Net income	85,688	(11,950)	(18,865)	54,873
Net (income)/loss attributable to noncontrolling interests	92	(15)	—	77
Net income attributable to Sonoco	$85,780	$(11,965)	$(18,865)	$54,950
Per diluted common share	$0.84	$(0.12)	$(0.18)	$0.54
(1) Includes disposal and income tax gains related to the sale of a portion of the Company's metal ends and closures business.
(2) Includes acquisition-related costs and the release of reserves related to the partial settlement of the Fox River environmental claims.

SONOCO PRODUCTS COMPANY

RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended April 3, 2016 versus the three months ended March 29, 2015.
OVERVIEW
Net sales for the first quarter of 2016 increased 1.7% to $1,226 million, compared with $1,206 million in the same period last year. As a result of the Company's accounting calendar, the first quarter of 2016 contained 94 days, which is 6 more calendar days than last year's quarter. However, for the majority of the Company's operations, the current quarter only contained 3 more business days, a 4.9% increase over last year's quarter. In addition to the impact of more days, sales benefited from other volume/mix improvements along with acquisition-related sales. These gains were partially offset by a negative impact from foreign currency translation along with lower selling prices stemming from a year-over-year decline in recovered paper and resin costs.

Net income attributable to Sonoco for the first quarter of 2016 was $59.9 million, compared to $85.8 million reported for the same period of 2015. Current quarter net income includes after-tax restructuring and asset impairment charges of $6.3 million. Results for the prior year's quarter include after-tax benefits from the reversal of environmental reserves and a gain on the sale of two plants of $19.9 million and $16.8 million, respectively. Additionally, first quarter 2015 results also include after-tax restructuring and asset impairment charges of $4.8 million and after-tax acquisition charges of $1.1 million. Base net income attributable to Sonoco (base earnings) was $66.5 million ($0.65 per diluted share) in the first quarter of 2016 versus $55.0 million ($0.54 per diluted share) in 2015.

Strong year-over-year earnings improvements in each of the Company's segments resulted in a 20.5% increase in base earnings per share compared to the prior-year quarter. Overall, the current quarter benefited from a positive price/cost relationship, improvements in manufacturing productivity, lower pension and postretirement benefit costs, and gains from volume/mix, which showed improvement beyond the positive impact of additional business days. Partially offsetting these positive factors were higher labor, maintenance and other operating costs, the negative impact of foreign currency translation due to a stronger U.S. dollar, and an increase in the effective tax rate. Current-quarter earnings reflect a 173 basis point increase in the Company's overall gross profit margin compared to the prior year's quarter, largely due to the favorable price/cost relationship and improved productivity.
OPERATING REVENUE
Net sales for the first quarter of 2016 increased $20 million over the prior-year period.
The components of the sales change were:

($ in millions)
Volume/mix	$78
Selling prices	(16)
Acquisitions and Divestitures	4
Foreign currency translation and other, net	(46)

Total sales increase	$20

COSTS AND EXPENSES
A positive price/cost relationship (the relationship of the change in sales prices to the change in costs of materials, energy and freight), which was due to costs decreasing more than selling prices, productivity improvements and lower pension expense, benefited gross margin, but was partially offset by higher maintenance, labor, and other costs. The translation impact of a stronger dollar lowered reported cost of goods sold by approximately $36 million compared to the first quarter of 2015. The gross profit margin percentage improved to 20.0% this quarter compared to 18.3% in the prior-year quarter.

SONOCO PRODUCTS COMPANY

First-quarter selling, general and administrative ("SG&A") costs increased $37.5 million, or 38.8%, from the prior year reflecting last year's $32.5 million reversal of Fox River environmental reserves. Absent that reversal, SG&A costs would have increased $5.0 million, or 5.2%. This increase was primarily due to the additional days in the current year quarter, but also reflects wage inflation and higher management incentive costs offset by lower pension and postretirement expense and the impact of foreign currency translation.
Current quarter restructuring and restructuring-related asset impairment charges totaled $9.2 million compared with $(0.4) million in the same period last year. Charges in the current year are primarily related to the Company's ongoing organizational effectiveness efforts and plant closure costs. Charges in the prior year's first quarter were offset by a pretax gain of $7.3 million from the sale of two metal ends and closures plants. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Net interest expense for the first quarter increased to $13.8 million, compared with $13.2 million during the first quarter of 2015. The increase was due to the additional days in the current year's quarter partially offset by lower year-over-year debt levels.
The effective tax rate on GAAP and base earnings in the first quarter of 2016 was 33.2% and 33.0%, respectively, compared with 23.7% and 32.0%, respectively, for last year's quarter. The main driver of the year-over-year increase in the GAAP income tax rate is the recognition in the prior year of beneficial tax attributes associated with the first quarter 2015 sale of two metal ends and closures plants.
REPORTABLE SEGMENTS
The following table recaps net sales for the first quarters of 2016 and 2015 ($ in thousands):

	Three Months Ended
	April 3, 2016	March 29, 2015	% Change
Net sales:
Consumer Packaging	$527,338	$519,877	1.4%
Display and Packaging	144,267	145,786	(1.0)%
Paper and Industrial Converted Products	423,074	422,311	0.2%
Protective Solutions	131,597	118,078	11.4%
Consolidated	$1,226,276	$1,206,052	1.7%
Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Three Months Ended
	April 3, 2016	March 29, 2015	% Change
Income before interest and income taxes:
Segment operating profit
Consumer Packaging	$62,865	$54,028	16.4%
Display and Packaging	3,281	838	291.5%
Paper and Industrial Converted Products	33,299	27,797	19.8%
Protective Solutions	12,026	9,685	24.2%
Restructuring/Asset impairment charges	(9,228)	359	(2,670.5)%
Other, net	(411)	31,377
Consolidated	$101,832	$124,084	(17.9)%

SONOCO PRODUCTS COMPANY

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the first quarters of 2016 and 2015 ($ in thousands):

	Three Months Ended
	April 3, 2016	March 29, 2015
Restructuring/Asset impairment charges:
Consumer Packaging	$3,012	$(5,023)
Display and Packaging	1,382	—
Paper and Industrial Converted Products	3,032	3,402
Protective Solutions	373	96
Corporate	1,429	1,166
Total	$9,228	$(359)
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
Segment sales grew 1.4% over the prior year's quarter due to the additional business days along with acquisitions, partially offset by lower selling prices, stemming primarily from lower resin and metal costs, and the negative impact of foreign currency translation. Excluding the estimated benefit of additional business days, overall volume was relatively flat as volume improved in global composite cans and flexible packaging, but declined in rigid plastic containers.
Segment operating profit increased 16.4% over the prior year's quarter and segment operating margins improved to 11.9 percent of sales during the quarter. Overall, the segment benefited from a positive price/cost relationship, including a favorable change in LIFO inventory reserves driven by declining commodity prices, productivity improvements and lower pension costs. These positive factors were partially offset by higher labor, maintenance and other operating costs, and the negative impact of foreign currency translation.

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
Reported sales for the quarter were down 1.0% compared to last year’s quarter due primarily to the negative impact of foreign currency translation, largely offset by the impact of additional business days. Absent the impact of days, volumes were higher in our international packaging fulfillment businesses as well as our packaging center operations in Poland.
Operating profits increased $2.4 million from the prior year's quarter due to a positive price/cost relationship and productivity gains.

SONOCO PRODUCTS COMPANY

Paper and Industrial Converted Products
The Paper and Industrial Converted Products segment includes the following products: paperboard tubes and cores; fiber-based construction tubes and forms; wooden, metal and composite wire and cable reels and spools; and recycled paperboard, linerboard, corrugating medium, recovered paper and material recycling services.
Reported segment sales were essentially flat with the prior year's quarter as volume gains, which were driven primarily by the impact of additional business days, were offset by the negative impact of foreign currency translation and lower selling prices stemming from reduced recovered fiber costs. Volume/mix, excluding additional business days, showed improvement in our global tube and core operations, while in our paper operations, gains in North America's paperboard businesses were partially offset by lower corrugating medium results.
Operating profit improved 19.8% on solid productivity gains, a positive price/cost relationship, lower pension expense and the benefit from additional days in the quarter, which were partially offset by inflation in labor and other operating expenses.
Protective Solutions
The Protective Solutions segment includes the following products: custom-engineered, paperboard-based and expanded foam protective packaging and components; and temperature-assured packaging.
Segment sales for the quarter were up 11.4% year over year on strong volume beyond the impact of additional business days, partially offset by the negative impact of foreign currency exchange translation and lower selling prices.
Operating profits increased 24.2% as volume gains, including the impact of additional days, and a positive price/cost relationship were only partially offset by higher labor, maintenance and other operating costs.

OTHER ITEMS
On October 23, 2015, the Company announced its intention to offer for sale its paper mill in Schweighouse-sur-Moder, France. The two paper machines at this facility are capable of producing approximately 95,000 metric tons of recycled paperboard annually and generate approximately $34 million of annual sales. During the first quarter of 2016, the Company received a non-binding proposal from a prospective buyer for the purchase of this business. The proposal is subject to the results of an environmental review and other due diligence. If a sale is consummated under the current terms of this proposal, the Company estimates it would recognize a loss of approximately $12 million. Should the sale not occur, the Company expects to pursue the closure of this facility in which case the Company estimates it would incur additional severance, liquidation and other closing-related costs in excess of $15 million.

Financial Position, Liquidity and Capital Resources

Cash flows provided by operations totaled $66.4 million in the first three months of 2016 compared with $60.3 million during the same period last year, an increase of $6.1 million. The year-over-year decrease in net income of $25.5 million was largely due to a $32.5 million pretax, $19.9 million after tax, non-cash benefit from the reversal of Fox River environmental reserves in the first quarter of 2015. Last year's first quarter also included a $9.2 million net tax benefit related to the sale of two metal ends and closures plants for which there was no cash impact, and a pretax gain of $7.3 million on the sale of the metal ends and closures plants. Non-cash depreciation and amortization charges were $1.7 million higher year over year. Higher year-over-year contributions to the Company's pension and postretirement plans, combined with lower non-cash pension and postretirement plan expense, decreased operating cash flow by a total of $17.4 million in the first three months of 2016 from the same period last year. Trade accounts receivable increased in both the current and prior year three-month periods, reflecting higher levels of business activity from their respective prior year ends; however, the magnitude of the increase was not as great in 2016, resulting in the year-over-year use of cash being $7.3 million lower in 2016. Changes in inventories used $11.2 million of cash in the first three months of 2016 compared to using $6.1 million in the first three months of 2015. Inventory levels typically increase during the first three months of the year following a normal seasonal slowdown at year end. Inventory levels at the end of 2015 were lower than at the end of 2014 as a result of a more significant seasonal slowdown in 2015. As such, the seasonal increase in inventories to normal levels during the first three months resulted in an additional use of cash of $5.2 million during the first three months of 2016 compared to the same period in 2015.

SONOCO PRODUCTS COMPANY

Trade accounts payable used $17.2 million of cash in the first three months of 2016 compared with providing $7.1 million in the first three months of 2015. Run rate increases were much less significant in 2016 from 2015 compared to 2015 from 2014, especially during the final month of each quarter which has the most direct influence on ending accounts payable balances. Accrued expenses used $6.2 million of cash in the first three months of 2016 compared with $4.0 million in the same period last year. The increased consumption of $2.1 million is primarily due to the timing of payments for payroll-related taxes and withholdings. Changes in income tax related items increased year-over-year operating cash flows by $13.1 million, driven in large part by lower tax payments made in the first three months of 2016 compared to the 2015 period. Changes in other assets and liabilities provided $17.0 million of additional cash in 2016 compared to 2015, driven by receipts of cash related to rebates, value added taxes, and customer reimbursable costs in 2016, which were higher than 2015. Additionally, in 2015 increases to other receivables related to insurance gains were recorded in the first three months of 2015 that did not provide cash in that period.
Cash used in investing activities was $53.0 million in the first three months of 2016, compared with $13.1 million in the same period last year. The $40.0 million increase in the net use of cash is due in part to a $14.7 million increase in year-over-year spending for property, plant, and equipment due largely to increased capital investment in the Company's rigid paper operations in Europe. Proceeds from the sale of assets were $28.1 million lower year over year as the last year's first quarter included $29.1 million of cash proceeds from the sale of two metal ends and closures plants. The change in "investment in affiliates and other, net" is primarily due to the purchase of long-term investment properties in Venezuela in 2015 using locally available cash. Additional capital spending of approximately $150 million is expected during the remainder of 2016.
Cash used by financing activities totaled $40.0 million in the first three months of 2016, compared with $25.2 million in the same period last year, an increase of $14.8 million. This change was almost exclusively due to the Company's use of $15.3 million to repurchase approximately 354 thousand shares of outstanding stock under a $100 million repurchase program announced in December 2015. The Company expects to spend an additional $85 million to repurchase its common shares on the open market during the remaining nine months of 2016. Outstanding debt was $1.13 billion at April 3, 2016 compared with $1.13 billion at December 31, 2015. These balances reflect net borrowings of $2.8 million during the first three months of 2016, compared with net borrowings of $1.3 million during the same period last year. The Company paid cash dividends of $35.4 million during the first three months of 2016, an increased use of cash of $3.1 million over the same period last year. Net proceeds from the exercise of stock awards were $0.6 million in the three months ended April 3, 2016, compared with $1.2 million in the same period last year, a decrease of $0.6 million.
The Company operates a $350 million commercial paper program, supported by a bank credit facility of the same amount. The revolving bank credit facility is committed through October 2019. There was no commercial paper outstanding at April 3, 2016 or December 31, 2015. The Company has $75.3 million of outstanding 5.625% debentures due June 15, 2016. These debentures are expected to be settled upon maturity with a combination of available cash and short-term borrowings.
Cash and cash equivalents totaled $152.3 million and $182.4 million at April 3, 2016 and December 31, 2015, respectively. Of these totals, $77.0 million and $96.3 million, respectively, were held outside of the United States by the Company’s foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. Under current law, cash repatriated to the United States is subject to federal income taxes, less applicable foreign tax credits. As the Company has domestic liquidity through a combination of operating cash flow generation and access to bank and capital markets borrowings, we have generally considered our offshore cash balances to be indefinitely invested outside the United States and we currently have no plans to repatriate cash balances. Accordingly, as of April 3, 2016, the Company is not providing for U.S. tax liability on these amounts for financial reporting purposes. However, if any such balances were to be repatriated, additional U.S. federal income tax payments could result. Computation of the potential deferred tax liability associated with unremitted earnings deemed to be indefinitely reinvested is not practicable.
The Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its subsidiaries favorable interest terms on both. During the three months ended April 3, 2016, the Company recognized a net decrease in cash and cash equivalents of $3.5 million due to exchange rates as the unfavorable impact of the weakening U.S. dollar

SONOCO PRODUCTS COMPANY

on euro-denominated borrowings under this pooling arrangement was only partially offset by the favorable impact of the weakening U.S. dollar on other foreign-denominated cash balances, most notably the Brazilian real, the Canadian dollar, and the euro.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires the Company to maintain a minimum level of interest coverage, and a minimum level of net worth, as defined in the agreements. As of April 3, 2016, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
The Company anticipates making additional contributions to its pension and postretirement plans of approximately $22 million during the remainder of 2016, which would result in total 2016 contributions of approximately $54 million. Future funding requirements beyond the current year will vary depending largely on actual investment returns, future actuarial assumptions, and legislative actions.
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
In January 2003, the Venezuelan government suspended the free exchange of bolivars (BsF) for foreign currency and, since January 1, 2010, the Company has considered Venezuela to be a hyperinflationary economy and has accounted for its operations accordingly. Prior to July 1, 2015, the Company used Venezuela's official exchange rate to report the results of its operations in Venezuela. Effective July 1, 2015, the Company began translating its Venezuelan operations using an alternative exchange rate. As a result, first-quarter 2016 Venezuela operating results and all monetary assets and liabilities in Venezuela as of April 3, 2016 and December 31, 2015 are reflected in the consolidated financial statements using SIMADI-based rates; the SIMADI rate at the end of March 2016 was 270 bolivars to the dollar compared to the official rate of 6.3 to 1. At April 3, 2016, the carrying value of the Company's net investment in its Venezuela operations is approximately $2.5 million.
At April 3, 2016, the Company had commodity contracts outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. The total net fair market value of these instruments was an unfavorable position of $(3.8) million at April 3, 2016, and an unfavorable position of $(3.6) million at December 31, 2015. Natural gas, aluminum, and OCC hedge contracts covering an equivalent of 4.9 MMBTUs, 3,340 metric tons, and 1,980 short tons, respectively, were outstanding at April 3, 2016. Additionally, the Company had various currency contracts outstanding to fix the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments was a net unfavorable position of $(1.1) million at April 3, 2016, compared with a net unfavorable position of $(4.6) million at December 31, 2015. These contracts qualify as cash flow hedges and mature within twelve months of their respective reporting dates.
In addition, at April 3, 2016, the Company had various currency contracts outstanding to fix the exchange rate on certain foreign currency assets and liabilities. Although placed as an economic hedge, the Company does not apply hedge accounting to these contracts. The fair value of these currency contracts was a net unfavorable position of $(0.8) million at April 3, 2016 and $(2.2) million at December 31, 2015.
At April 3, 2016, the U.S. dollar had weakened against most of the functional currencies of the Company's foreign operations compared to December 31, 2015, resulting in a translation gain of $30.8 million being recorded in accumulated other comprehensive loss during the three months ended April 3, 2016.

SONOCO PRODUCTS COMPANY

Restructuring and Impairment
Information regarding restructuring charges and restructuring-related asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Form 10-Q.
New Accounting Pronouncements
Information regarding new accounting pronouncements is provided in Note 2 to the Company’s Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Information about the Company’s exposure to market risk is discussed under Part I, Item 2 in this report and was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on February 29, 2016. There have been no other material quantitative or qualitative changes in market risk exposure since the date of that filing.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation of our management, including our Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our CEO and CFO concluded that, due to the material weakness in internal control over financial reporting described in Part II, Item 9A of the 2015 Form 10-K, filed on February 29, 2016, the Company's disclosure controls and procedures were not effective as of April 3, 2016, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include controls and procedures designed to ensure that information that is required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Notwithstanding this material weakness, each of the Company's CEO and CFO has certified that, based on his knowledge, the financial statements, and other financial information included in this report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report.
Changes in Internal Control Over Financial Reporting
The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls, which routinely results in refinements to processes throughout the Company. However, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than as described in the following paragraph.
Remediation
As previously described in Part II, Item 9A of the 2015 Form 10-K, filed on February 29, 2016, the Company has implemented a redesigned division-level balance sheet review process for its domestic operations to address the weakness referred to above. We are in the process of testing the newly implemented process and related procedures. The material weakness cannot be considered remediated until the control has operated for a sufficient period of time and until management has concluded, through testing, that the control is operating effectively. We expect to complete our testing of the control and remediate the material weakness during fiscal 2016.

SONOCO PRODUCTS COMPANY

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Information with respect to legal proceedings and other exposures appears in Part I - Item 3 - “Legal Proceedings” and Part II - Item 8 - “Financial Statements and Supplementary Data” (Note 14 - “Commitments and Contingencies”) in the Company’s amended Annual Report on Form 10-K for the year ended December 31, 2015, and in Part I - Item 1 - “Financial Statements” (Note 13 - “Commitments and Contingencies”) of this report.
Environmental Matters
The Company has been named as a potentially responsible party (PRP) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company's liability, if any, is shared with such other parties, but the Company's share has not been finally determined in most cases. In some cases, the Company has cost-sharing arrangements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued at April 3, 2016, cannot be determined. As of April 3, 2016 and December 31, 2015, the Company had accrued $24.8 million and $25.2 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.

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
The finalization of the settlement leaves intact a claim by Appvion, Inc., under Section 107 of CERCLA against eight defendants, including U.S. Mills, to recover response costs allegedly incurred by Appvion consistent with the national contingency plan for responding to release or threatened release of hazardous substances into the lower Fox River. Appvion’s claim is made in Civil Action No. 8-CV-16-WCG pending in the District Court. The claim is asserted for approximately $200 million. Although the Company believes that the maximum amount for which the defendants could be liable is substantially less, the court has not yet ruled on the issue. The case is presently set for trial in 2017. U.S. Mills plans to continue to defend its interests in the Appvion lawsuit vigorously. The Company also believes that all of its exposure to any liability for the Fox River is contained within its wholly owned subsidiary, U.S. Mills.
At December 31, 2015, the Company had reserves totaling $3.9 million for the Section 107 claim that remains in litigation. Through April 3, 2016, approximately $0.3 million has been spent on legal fees related to this claim, leaving a total of $3.6 million reserved as of April 3, 2016.

Village of Rockton
The previously disclosed actions instituted by the Village of Rockton against the Company on September 15, 2014, were dismissed with prejudice by stipulation of the parties on April 19, 2016, with no impact to the Company’s financial statements.

Other legal matters
Additional information regarding legal proceedings is provided in Note 13 to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

SONOCO PRODUCTS COMPANY

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs[2]
1/01/16 - 2/07/16	3,197	$38.89	—	2,867,500
2/08/16 - 3/06/16	382,724	$42.55	305,824	4,694,176
3/07/16 - 4/03/16	54,964	$45.85	47,898	4,646,278
Total	440,885	$42.94	353,722	4,646,278

1
A total of 87,163 common shares were repurchased in the first quarter of 2016 related to shares withheld to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These shares were not repurchased as part of a publicly announced plan or program.

2
At December 31, 2015, a total of 2,867,500 shares remained available for repurchase under an authorization approved by the Company’s Board of Directors (the Board) on April 20, 2011. On February 10, 2016, the Board restored the original share repurchase authorization to 5,000,000 shares. A total of 353,722 shares were repurchased under this authorization during the first quarter of 2016; accordingly, a total of 4,646,278 shares remain available for repurchase at April 3, 2016.

Item 6.	Exhibits.

3-2.	By-Laws, as amended through February 10, 2016

15.	Letter re: unaudited interim financial information

31.	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

101.
The following materials from Sonoco Products Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 3, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Income for the three months ended April 3, 2016 and March 29, 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 3, 2016 and March 29, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended April 3, 2016 and March 29, 2015, and (v) Notes to Condensed Consolidated Financial Statements.

SONOCO PRODUCTS COMPANY

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date: May 6, 2016	By:	/s/ Barry L. Saunders
Barry L. Saunders
Senior Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)

SONOCO PRODUCTS COMPANY

EXHIBIT INDEX

Exhibit Number	Description
3-2	By-Laws, as amended through February 10, 2016

15	Letter re: unaudited interim financial information

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

101
The following materials from Sonoco Products Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 3, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Income for the three months ended April 3, 2016 and March 29, 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 3, 2016 and March 29, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended April 3, 2016 and March 29, 2015, and (v) Notes to Condensed Consolidated Financial Statements.