Form 10-Q
period 2016-07-03
SONOCO PRODUCTS CO
filed 2016-08-03
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at July 21, 2016:
Common stock, no par value: 100,237,148

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	July 3, 2016	December 31, 2015*
Assets
Current Assets
Cash and cash equivalents	$107,748	$182,434
Trade accounts receivable, net of allowances	669,085	627,962
Other receivables	46,427	46,801
Inventories:
Finished and in process	151,213	139,589
Materials and supplies	246,367	245,894
Prepaid expenses	50,913	64,698
	1,271,753	1,307,378
Property, Plant and Equipment, Net	1,109,013	1,112,036
Goodwill	1,151,556	1,140,461
Other Intangible Assets, Net	229,702	245,095
Long-term Deferred Income Taxes	49,247	52,626
Other Assets	153,605	156,089
Total Assets	$3,964,876	$4,013,685
Liabilities and Equity
Current Liabilities
Payable to suppliers	$491,044	$508,057
Accrued expenses and other	276,579	294,227
Notes payable and current portion of long-term debt	51,719	113,097
Accrued taxes	5,344	7,135
	824,686	922,516
Long-term Debt, Net of Current Portion	1,029,943	1,015,270
Pension and Other Postretirement Benefits	412,572	432,964
Deferred Income Taxes	80,072	72,933
Other Liabilities	41,887	37,129
Commitments and Contingencies
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 100,299 and 100,944 shares issued and outstanding at July 3, 2016 and December 31, 2015, respectively	7,175	7,175
Capital in excess of stated value	374,332	404,460
Accumulated other comprehensive loss	(675,518)	(702,533)
Retained earnings	1,846,903	1,803,827
Total Sonoco Shareholders’ Equity	1,552,892	1,512,929
Noncontrolling Interests	22,824	19,944
Total Equity	1,575,716	1,532,873
Total Liabilities and Equity	$3,964,876	$4,013,685

*
The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Net sales	$1,205,680	$1,248,590	$2,431,956	$2,454,642
Cost of sales	963,667	1,008,274	1,944,690	1,993,936
Gross profit	242,013	240,316	487,266	460,706
Selling, general and administrative expenses	126,611	130,887	260,804	227,552
Restructuring/Asset impairment charges	23,278	10,445	32,506	10,086
Income before interest and income taxes	92,124	98,984	193,956	223,068
Interest expense	14,092	14,237	28,281	28,012
Interest income	548	636	950	1,190
Income before income taxes	78,580	85,383	166,625	196,246
Provision for income taxes	24,790	24,023	53,984	50,244
Income before equity in earnings of affiliates	53,790	61,360	112,641	146,002
Equity in earnings of affiliates, net of tax	2,928	3,269	4,267	4,315
Net income	$56,718	$64,629	$116,908	$150,317
Net (income) attributable to noncontrolling interests	(466)	(250)	(742)	(158)
Net income attributable to Sonoco	$56,252	$64,379	$116,166	$150,159
Weighted average common shares outstanding:
Basic	101,281	101,428	101,514	101,406
Diluted	101,873	102,424	102,148	102,362
Per common share:
Net income attributable to Sonoco:
Basic	$0.56	$0.63	$1.14	$1.48
Diluted	$0.55	$0.63	$1.14	$1.47
Cash dividends	$0.37	$0.35	$0.72	$0.67
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Net income	$56,718	$64,629	$116,908	$150,317
Other comprehensive income/(loss):
Foreign currency translation adjustments	(17,389)	3,740	13,439	(59,246)
Changes in defined benefit plans, net of tax	3,006	(1,125)	8,954	5,148
Changes in derivative financial instruments, net of tax	2,722	2,449	4,622	1,244
Other comprehensive income/(loss)	(11,661)	5,064	27,015	(52,854)
Comprehensive income	45,057	69,693	143,923	97,463
Net (income) attributable to noncontrolling interests	(466)	(250)	(742)	(158)
Other comprehensive (income)/loss attributable to noncontrolling interests	(726)	(470)	(2,138)	161
Comprehensive income attributable to Sonoco	$43,865	$68,973	$141,043	$97,466
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended
	July 3, 2016	June 28, 2015
Cash Flows from Operating Activities:
Net income	$116,908	$150,317
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	4,199	2,462
Depreciation, depletion and amortization	105,530	104,024
Gain on reversal of Fox River environmental reserves	—	(32,543)
Share-based compensation expense	9,665	4,353
Equity in earnings of affiliates	(4,267)	(4,315)
Cash dividends from affiliated companies	4,575	1,150
Net (gain)/loss on disposition of assets	11,291	(7,210)
Pension and postretirement plan expense	22,244	27,965
Pension and postretirement plan contributions	(35,647)	(25,118)
Tax effect of share-based compensation exercises	1,290	3,513
Excess tax benefit of share-based compensation	(1,331)	(3,521)
Net increase/(decrease) in deferred taxes	3,613	(9,487)
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Trade accounts receivable	(40,357)	(33,084)
Inventories	(15,998)	(18,020)
Payable to suppliers	(7,669)	14,913
Prepaid expenses	1,377	(7,014)
Accrued expenses	(7,909)	5,941
Income taxes payable and other income tax items	12,197	417
Fox River environmental reserve spending	(580)	(720)
Other assets and liabilities	6,918	(941)
Net cash provided by operating activities	186,049	173,082
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(98,774)	(86,713)
Cost of acquisitions, net of cash acquired	(863)	(15,697)
Cash paid for disposition of assets	(8,436)	—
Proceeds from the sale of assets	3,594	31,006
Investment in affiliates and other, net	169	(2,775)
Net cash used in investing activities	(104,310)	(74,179)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	186,926	40,240
Principal repayment of debt	(248,817)	(23,575)
Net increase in commercial paper	14,000	—
Net increase/(decrease) in outstanding checks	5,255	(1,204)
Excess tax benefit of share-based compensation	1,331	3,521
Cash dividends	(72,679)	(67,379)
Shares acquired	(42,125)	(7,728)
Shares issued	632	1,310
Net cash used in financing activities	(155,477)	(54,815)
Effects of Exchange Rate Changes on Cash	(948)	12,519
Net (Decrease)/Increase in Cash and Cash Equivalents	(74,686)	56,607
Cash and cash equivalents at beginning of period	182,434	161,168
Cash and cash equivalents at end of period	$107,748	$217,775
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 1: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three and six months ended July 3, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
With respect to the unaudited condensed consolidated financial information of the Company for the three- and six-month periods ended July 3, 2016 and June 28, 2015 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 3, 2016 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.
Note 2: New Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, "Financial Instruments - Credit Losses," which requires measurement and recognition of expected versus incurred credit losses for financial assets held. The guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods. The Company does not expect the implementation of ASU 2016-13 to have a material effect on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for share-based payment transactions, including 1) accounting for income taxes, 2) classification of excess tax benefits in the statement of cash flows, 3) forfeitures, 4) minimum statutory tax withholding requirements, 5) cash flow classification of employee taxes withheld in the form of shares, 6) the practical expedient for estimating the expected term, and 7) intrinsic value. The guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not expect the implementation of ASU 2016-09 to have a material effect on its consolidated financial statements.
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
In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and not recorded as separate assets. This update was effective for reporting periods beginning after December 15, 2015, and was required to be applied on a retrospective basis. Accordingly, the Company adopted ASU 2015-03 on January 1, 2016. Debt issuance costs totaling $6,584 previously included in "Other Assets" have been reclassified to "Long-Term Debt, Net of Current Portion" on the Company's Condensed Consolidated Balance Sheets as of December 31, 2015.

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
During the three- and six-month periods ended July 3, 2016, there have been no other newly issued nor newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements. Further, at July 3, 2016, there were no other pronouncements pending adoption that are expected to have a material impact on the Company’s consolidated financial statements.

Note 3: Acquisitions
The Company completed the acquisition of a small tube and core business in Australia on June 24, 2016. The all-cash purchase price of the business was $863. In conjunction with this acquisition, the Company recorded net tangible assets of $149, identifiable intangibles of $297, and goodwill of $417, none of which is expected to be tax deductible. This acquisition is expected to generate approximately $800 of annual sales in the Paper and Industrial Converted Products segment.
Acquisition-related costs of $822 and $2,082 were incurred in the three months ended July 3, 2016 and June 28, 2015, respectively. These costs totaled $1,148 and $3,247 for the six months ended July 3, 2016 and June 28, 2015, respectively. Acquisition-related costs consist primarily of legal and professional fees and are included in "Selling, general and administrative expenses" in the Company's Condensed Consolidated Statements of Income.

Note 4: Shareholders' Equity
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Numerator:
Net income attributable to Sonoco	$56,252	$64,379	$116,166	$150,159
Denominator:
Weighted average common shares outstanding:
Basic	101,281,000	101,428,000	101,514,000	101,406,000
Dilutive effect of stock-based compensation	592,000	996,000	634,000	956,000
Diluted	101,873,000	102,424,000	102,148,000	102,362,000
Reported net income attributable to Sonoco per common share:
Basic	$0.56	$0.63	$1.14	$1.48
Diluted	$0.55	$0.63	$1.14	$1.47

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Certain stock appreciation rights to purchase shares of the Company's common stock are not dilutive because the exercise price is greater than the market price of the stock at the end of the reporting period. These stock appreciation rights may become dilutive in the future if the market price of the Company's common stock appreciates. The average number of stock appreciation rights that were not dilutive and therefore not included in the computation of diluted earnings per share during the three- and six-month periods ended July 3, 2016 and June 28, 2015 was as follows:

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015

Anti-dilutive stock appreciation rights	—	595,527	714,872	495,705
No adjustments were made to reported net income attributable to Sonoco in the computations of earnings per share.
Stock Repurchases
On February 10, 2016, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company's common stock. During the six months ended July 3, 2016, a total of 835,218 shares were repurchased under this authorization at a cost of $37,931; accordingly, at July 3, 2016, a total of 4,164,782 shares remain available for repurchase. These repurchases were made under the Company’s previously announced plan to utilize up to $100,000 to repurchase shares during 2016.
The Company frequently repurchases shares of its common stock to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 99,227 shares in the six months ended July 3, 2016 at a cost of $4,194, and 169,487 shares in the six months ended June 28, 2015 at a cost of $7,728.
Dividend Declarations
On April 20, 2016, the Board of Directors declared a regular quarterly dividend of $0.37 per share. This dividend was paid on June 10, 2016 to all shareholders of record as of May 13, 2016.
On July 20, 2016, the Board of Directors declared a regular quarterly dividend of $0.37 per share. This dividend is payable September 9, 2016 to all shareholders of record as of August 12, 2016.

Note 5: Restructuring and Asset Impairment
The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2016 and 2015 are reported as “2016 Actions” and “2015 Actions,” respectively. Actions initiated prior to 2015, all of which were substantially complete at July 3, 2016, are reported as “2014 and Earlier Actions.”
Following are the total restructuring and asset impairment charges/(credits), net of adjustments, and gains on dispositions recognized by the Company during the periods presented:

	2016		2015
	Second Quarter	Six Months	Second Quarter	Six Months
Restructuring/Asset impairment:
2016 Actions	$19,632	$26,045	$—	$—
2015 Actions	3,508	6,274	8,760	7,909
2014 and Earlier Actions	138	187	1,685	2,177
Restructuring/Asset impairment charges	$23,278	$32,506	$10,445	$10,086
Income tax benefit	$(5,425)	(8,345)	$(3,683)	(15,276)
Costs attributable to noncontrolling interests, net of tax	(38)	(45)	(55)	(70)
Total impact of restructuring/asset impairment charges, net of tax	$17,815	$24,116	$6,707	$(5,260)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Pre-tax restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Condensed Consolidated Statements of Income.
When recognizable in accordance with GAAP, the Company expects to recognize future additional charges totaling approximately $3,850 in connection with previously announced restructuring actions. The Company believes that the majority of these charges will be incurred and paid by the end of 2016. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken.
2016 Actions
During 2016, the Company announced the closure of a packaging services center in Mexico (part of the Display and Packaging segment), a fulfillment service center in Brazil (part of the Display and Packaging segment), a tubes and cores plant in Ecuador (part of the Paper and Industrial Converted Products segment), and a tubes and cores plant in Switzerland (part of the Paper and Industrial Converted Products segment). The Company also began manufacturing rationalization efforts in its Reels division (part of the Paper and Industrial Converted Products segment), completed the sale of a paper mill in France (part of the Paper and Industrial Converted Products segment), and announced the planned sale of a retail security packaging plant in Puerto Rico (part of the Display and Packaging segment), which was subsequently completed on July 5, 2016. In addition, approximately 95 positions were eliminated in the first half of 2016 in conjunction with the Company's ongoing organizational effectiveness efforts.
Below is a summary of 2016 Actions and related expenses by segment and by type incurred and estimated to be incurred through completion.

2016 Actions	Second Quarter 2016	Total Incurred to Date	Estimated Total Cost
Severance and Termination Benefits
Consumer Packaging	$487	$1,452	$1,702
Display and Packaging	1,277	2,653	3,403
Paper and Industrial Converted Products	1,730	$4,141	4,641
Protective Solutions	38	360	360
Corporate	10	1,439	1,439
Asset Impairment / Disposal of Assets
Consumer Packaging	—	(306)	(306)
Display and Packaging	2,237	2,237	2,237
Paper and Industrial Converted Products	13,279	13,279	13,279
Other Costs
Consumer Packaging	104	302	652
Display and Packaging	11	11	61
Paper and Industrial Converted Products	459	477	1,327
Total Charges and Adjustments	$19,632	$26,045	$28,795
The following table sets forth the activity in the 2016 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2016 Actions	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity 2016 Year to Date
Liability at December 31, 2015	$—	$—	$—	$—
2016 charges	10,045	15,210	790	26,045
Cash payments	(6,220)	(7,322)	(472)	(14,014)
Asset write downs/disposals	—	(7,888)	—	(7,888)
Foreign currency translation	(6)	—	(4)	(10)
Liability at July 3, 2016	$3,819	$—	$314	$4,133

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Included in "Asset Impairment/Disposal of Assets" above is a loss of $12,694 from the sale of a paperboard mill in France in May 2016. Included in this loss was the divestiture of $8,436 of cash required in order to consummate the disposition with the acquiror. Other assets divested in connection with the sale included net fixed assets of $3,201, and other tangible assets, net of liabilities disposed, of $1,057. Also included in "Asset Impairment/Disposal of Assets" is the impairment of $1,947 of intangible assets related to the sale of a retail security packaging business in Puerto Rico, which was committed to during the second quarter and completed on July 5, 2016, subsequent to the end of the quarter.
"Other costs" consist primarily of costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance. The Company expects to pay the majority of the remaining 2016 Actions restructuring costs by the end of 2016 using cash generated from operations.
2015 Actions
During 2015, the Company initiated the following restructuring actions in its Consumer Packaging segment: the closure of six rigid paper facilities (two in the United States, one in Canada, one in Russia, one in Germany, and one in the United Kingdom); the closure of a production line at a thermoforming plant in the United States; and the sale of a portion of its metal ends and closures business in the United States. Restructuring actions initiated in the Paper and Industrial Converted Products segment include the closures of a tubes and cores plant and a recycling business in the United States. The Company also recognized an asset impairment charge related to the potential disposition of a paperboard mill in France. Restructuring actions initiated in the Display and Packaging segment consisted of the closure of a printed backer card facility in the United States. In addition, the Company continued to realign its cost structure, resulting in the elimination of approximately 235 positions.
Below is a summary of 2015 Actions and related expenses by segment and by type incurred and estimated to be incurred through completion.

	2016		2015		Total Incurred to Date	Estimated Total Cost
2015 Actions	Second Quarter	Six Months	Second Quarter	Six Months
Severance and Termination Benefits
Consumer Packaging	$1,044	$2,834	$2,266	$4,468	$17,881	$18,031
Display and Packaging	86	92	204	204	1,207	1,207
Paper and Industrial Converted Products	62	160	2,035	5,062	8,639	8,639
Protective Solutions	—	—	—	—	39	39
Corporate	—	—	1,033	2,200	2,775	2,775
Asset Impairment / Disposal of Assets
Consumer Packaging	$1,784	1,774	2,502	(4,830)	(2,529)	(2,529)
Display and Packaging	335	335	17	17	809	809
Paper and Industrial Converted Products	—	—	219	221	10,198	10,198
Other Costs
Consumer Packaging	$154	529	420	495	1,929	2,679
Display and Packaging	139	139	—	—	490	540
Paper and Industrial Converted Products	(96)	411	53	61	662	712
Corporate	—	—	11	11	11	11
Total Charges and Adjustments	$3,508	$6,274	$8,760	$7,909	$42,111	$43,111

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The following table sets forth the activity in the 2015 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2015 Actions	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity 2016 Year to Date
Liability at December 31, 2015	$15,376	$—	$—	$15,376
2016 charges	3,161	2,119	1,242	6,522
Adjustments	(75)	(10)	(163)	(248)
Cash payments	(10,596)	10	(1,072)	(11,658)
Asset write downs/disposals	—	(2,119)	—	(2,119)
Foreign currency translation	(25)	—	5	(20)
Liability at July 3, 2016	$7,841	$—	$12	$7,853
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
Below is a summary of expenses/(income) incurred by segment for 2014 and Earlier Actions for the three- and six- month periods ended July 3, 2016 and June 28, 2015.

	2016		2015
2014 & Earlier Actions	Second Quarter	Six Months	Second Quarter	Six Months
Consumer Packaging	$—	$—	$847	$879
Display and Packaging	—	—	(17)	(17)
Paper and Industrial Converted Products	55	53	667	1,032
Protective Solutions	83	134	188	283
Total Charges and Adjustments	$138	$187	$1,685	$2,177
The accrual for 2014 and Earlier Actions totaled $340 and $824 at July 3, 2016 and December 31, 2015, respectively, and is included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. The accrual relates primarily to environmental remediation costs at a former paper mill in the United States and unpaid severance. The Company expects the majority of the liability associated with 2014 and Earlier Actions to be paid by the end of 2016 using cash generated from operations.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in the balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the six months ended July 3, 2016 and June 28, 2015:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(5,152)	$(444,244)	$(253,137)	$(702,533)
Other comprehensive income/(loss) before reclassifications	2,121	(3,190)	13,439	12,370
Amounts reclassified from accumulated other comprehensive loss to net income	2,523	12,144	—	14,667
Amounts reclassified from accumulated other comprehensive loss to fixed assets	(22)	—	—	(22)
Net current-period other comprehensive income	4,622	8,954	13,439	27,015
Balance at July 3, 2016	$(530)	$(435,290)	$(239,698)	$(675,518)

Balance at December 31, 2014	$(5,962)	$(475,286)	$(127,603)	$(608,851)
Other comprehensive income/(loss) before reclassifications	(3,858)	(8,234)	(59,246)	(71,338)
Amounts reclassified from accumulated other comprehensive loss to net income	5,339	13,382	—	18,721
Amounts reclassified from accumulated other comprehensive loss to fixed assets	(237)	—	—	(237)
Net current-period other comprehensive income/(loss)	1,244	5,148	(59,246)	(52,854)
Balance at June 28, 2015	$(4,718)	$(470,138)	$(186,849)	$(661,705)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The following table summarizes the effects on net income of significant amounts classified out of each component of accumulated other comprehensive loss for the three- and six-month periods ended July 3, 2016 and June 28, 2015:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended		Six Months Ended
Details about Accumulated Other Comprehensive Loss Components	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015	Affected Line Item in the Condensed Consolidated Statements of Net Income
Gains and losses on cash flow hedges
Foreign exchange contracts	$(607)	$(4,201)	$(2,847)	$(8,289)	Net sales
Foreign exchange contracts	387	2,106	1,432	4,507	Cost of sales
Commodity contracts	(1,294)	(2,534)	(2,805)	(4,957)	Cost of sales
	(1,514)	(4,629)	(4,220)	(8,739)	Total before tax
	505	1,801	1,697	3,400	Tax benefit
	$(1,009)	$(2,828)	$(2,523)	$(5,339)	Net of tax
Defined benefit pension items
Amortization of defined benefit pension items(a)	$(7,368)	$(8,427)	$(14,511)	$(15,872)	Cost of sales
Amortization of defined benefit pension items(a)	(2,456)	(2,809)	(4,837)	(5,290)	Selling, general and administrative
	(9,824)	(11,236)	(19,348)	(21,162)	Total before tax
	3,628	4,127	7,204	7,780	Tax benefit
	$(6,196)	$(7,109)	$(12,144)	$(13,382)	Net of tax
Total reclassifications for the period	$(7,205)	$(9,937)	$(14,667)	$(18,721)	Net of tax

(a)	See Note 10 for additional details.
At July 3, 2016, the Company had commodity contracts outstanding to fix the costs of certain anticipated purchases of natural gas and aluminum, and foreign currency contracts to hedge certain anticipated foreign currency denominated sales and purchases. The amounts included in accumulated other comprehensive loss related to these cash flow hedges were net losses of $708 ($530 after tax) at July 3, 2016, and net losses of $8,036 ($5,152 after tax) at December 31, 2015.
The cumulative tax benefit on Cash Flow Hedges included in Accumulated Other Comprehensive Loss was $178 at July 3, 2016, and $2,884 at December 31, 2015. During the three- and six-month periods ended July 3, 2016, the tax benefit on Cash Flow Hedges changed by $(1,324) and $(2,706), respectively.
The cumulative tax benefit on Defined Benefit Pension Items was $242,802 at July 3, 2016, and $247,788 at December 31, 2015. During the three- and six-month periods ended July 3, 2016, the tax benefit on Defined Benefit Pension Items changed by $(1,423) and $(4,986), respectively.
During the three- and six-month periods ended July 3, 2016, changes in noncontrolling interests included foreign currency translation adjustments of $726 and $2,138, respectively.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 7: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill by segment for the six months ended July 3, 2016 is as follows:

	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Goodwill at December 31, 2015	$487,342	$204,629	$227,325	$221,165	$1,140,461
Acquisitions	—	—	417	—	417
Foreign currency translation	8,337	—	2,412	—	10,749
Other	(71)	—	—	—	(71)
Goodwill at July 3, 2016	$495,608	$204,629	$230,154	$221,165	$1,151,556

In June 2016, the Company acquired a small tubes and cores business in Australia. In connection with this acquisition, the Company recognized $417 of Goodwill. See Note 3 for additional information.
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
Although no reporting units failed the assessments noted above, in management’s opinion, the reporting units having the greatest risk of a significant future impairment if actual results fall short of expectations are Display and Packaging, and Paper and Industrial Converted Products - Europe. Total goodwill associated with these reporting units was approximately $204,600 and $91,400, respectively, at July 3, 2016.
A large portion of sales in the Display and Packaging reporting unit is concentrated in one customer. Subsequent to the annual testing in the third quarter of 2015, this customer informed the Company of its decision not to renew a contract to continue operating a packaging center in Irapuato, Mexico. This triggering event resulted in a reassessment of the most recent annual impairment test for the Display and Packaging reporting unit completed as of the third quarter of 2015. Accordingly, the Company reperformed the impairment analysis for this reporting unit taking into consideration the effect on sales and operating profit of the lower business volume and concluded that goodwill in the Display and Packaging reporting unit was not impaired. The remaining business with this customer is currently under negotiations for contract renewal. If a significant amount of business were lost and not replaced under similar terms, it is likely that a goodwill impairment charge could be incurred. There have been no other triggering events identified between the most recent annual impairment test and July 3, 2016.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Other Intangible Assets
A summary of other intangible assets as of July 3, 2016 and December 31, 2015 is as follows:

	July 3, 2016	December 31, 2015
Other Intangible Assets, gross
Patents	$12,858	$12,716
Customer lists	383,247	381,938
Trade names	19,260	19,246
Proprietary technology	17,744	17,738
Land use rights	298	297
Other	1,243	1,223
Other Intangible Assets, gross	$434,650	$433,158
Accumulated Amortization	$(204,948)	$(188,063)
Other Intangible Assets, net	$229,702	$245,095
Other intangible assets are amortized on a straight-line basis over their respective useful lives, which generally range from three to forty years. The Company has no intangible assets with indefinite lives.
The Company recorded $297 of identifiable intangibles in connection with a 2016 acquisition, the majority of which related to a customer list. These intangibles will be amortized over their expected life of 10 years. See Note 3 for additional information. Also during 2016, the Company recognized the impairment of customer lists totaling $1,947 in connection with the sale of a retail security packaging business in Puerto Rico. See Note 5 for additional information.
Aggregate amortization expense was $8,231 and $8,174 for the three months ended July 3, 2016 and June 28, 2015, respectively, and $16,567 and $16,324, for the six months ended July 3, 2016 and June 28, 2015, respectively. Amortization expense on other intangible assets is expected to total approximately $32,400 in 2016, $31,600 in 2017, $30,800 in 2018, $29,400 in 2019 and $27,700 in 2020.

Note 8: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	July 3, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$1,029,943	$1,154,528	$1,015,270	$1,081,732
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
Cash Flow Hedges
At July 3, 2016 and December 31, 2015, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. These contracts, which have maturities ranging from July 2016 to December 2016, qualify as cash flow hedges under U.S. GAAP. To the extent considered effective, the changes in fair value of these contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which the hedged item impacts earnings. The Company has determined all hedges to be highly effective and as a result no material ineffectiveness has been recorded.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Commodity Cash Flow Hedges
The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas and aluminum. At July 3, 2016, natural gas swaps covering approximately 8.3 MMBTUs were outstanding. These contracts represent approximately 75% and 75% of anticipated U.S. and Canadian usage for the remainder of 2016 and 2017, respectively. Additionally, the Company had swap contracts covering 2,228 metric tons of aluminum and 1,320 short tons of OCC, representing approximately 54% and 1% of anticipated usage for the remainder of 2016, respectively. The fair values of the Company’s commodity cash flow hedges netted to a gain position of $960 at July 3, 2016 and a loss position of $(3,611) at December 31, 2015. The amount of the gain included in Accumulated Other Comprehensive Loss at July 3, 2016, that is expected to be reclassified to the income statement during the next twelve months is $207.

Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases forecast to occur in 2016. The net positions of these contracts at July 3, 2016 were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	3,413,426
Mexican peso	purchase	273,554
Canadian dollar	purchase	41,341
Russian ruble	purchase	8,846
British pound	purchase	4,615
Turkish lira	purchase	674
New Zealand dollar	sell	(313)
Australian dollar	sell	(1,018)
Polish zloty	sell	(1,501)
Euro	sell	(5,009)
The fair value of these foreign currency cash flow hedges netted to a loss position of $(1,421) at July 3, 2016 and $(4,612) at December 31, 2015. During the six months ended July 3, 2016, certain foreign currency cash flow hedges related to construction in progress were settled as the related capital expenditures were made. Losses from these hedges totaling $22 were reclassified from accumulated other comprehensive loss and included in the carrying value of the assets acquired. During the next twelve months, a loss of $(1,394) is expected to be reclassified from Accumulated Other Comprehensive Loss to the income statement.
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
The net positions of these contracts at July 3, 2016, were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	32,120,961
Mexican peso	purchase	236,789
Canadian dollar	purchase	22,163
British pound	purchase	20,500
Euro	sell	(14,493)
The fair value of the Company’s other derivatives was $(890) and $(2,180) at July 3, 2016 and December 31, 2015, respectively.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The following table sets forth the location and fair values of the Company’s derivative instruments at July 3, 2016 and December 31, 2015:

Description	Balance Sheet Location	July 3, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$781	$8
Commodity Contracts	Other assets	$757	$—
Commodity Contracts	Accrued expenses and other	$(576)	$(3,425)
Commodity Contracts	Other liabilities	$(2)	$(194)
Foreign Exchange Contracts	Prepaid expenses	$887	$156
Foreign Exchange Contracts	Accrued expenses and other	$(2,308)	$(4,768)
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Prepaid expenses	$32	$50
Foreign Exchange Contracts	Accrued expenses and other	$(922)	$(2,230)
While certain of the Company’s derivative contract arrangements with its counterparties provide for the ability to settle contracts on a net basis, the Company reports its derivative positions on a gross basis. There are no collateral arrangements or requirements in these agreements.
The following tables set forth the effect of the Company’s derivative instruments on financial performance for the three months ended July 3, 2016 and June 28, 2015:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships:
Three months ended July 3, 2016
Foreign Exchange Contracts	$(797)	Net sales	$(607)	Net sales	$—
		Cost of sales	$387
Commodity Contracts	$3,249	Cost of sales	$(1,294)	Cost of sales	$(108)
Three months ended June 28, 2015
Foreign Exchange Contracts	$530	Net sales	$(4,201)	Net sales	$—
		Cost of sales	$2,106
Commodity Contracts	$(1,242)	Cost of sales	$(2,534)	Cost of sales	$70

Description	Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Derivatives not Designated as Hedging Instruments:
Three months ended July 3, 2016
Foreign Exchange Contracts	Cost of sales	$—
	Selling, general and administrative	$1,352
Three months ended June 28, 2015
Foreign Exchange Contracts	Cost of sales	$—
	Selling, general and administrative	$1,293

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the six months ended July 3, 2016 and June 28, 2015:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships:
Six months ended July 3, 2016
Foreign Exchange Contracts	$1,570	Net sales	$(2,847)	Net sales	$—
		Cost of sales	$1,432
Commodity Contracts	$1,516	Cost of sales	$(2,805)	Cost of sales	$2
Six months ended June 28, 2015
Foreign Exchange Contracts	$(3,791)	Net sales	$(8,289)	Net sales	$—
		Cost of sales	$4,507
Commodity Contracts	$(3,352)	Cost of sales	$(4,957)	Cost of sales	$110

Description	Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Derivatives not Designated as Hedging Instruments:
Six months ended July 3, 2016
Foreign Exchange Contracts	Cost of sales	$—
	Selling, general and administrative	$1,116
Six months ended June 28, 2015
Foreign Exchange Contracts	Cost of sales	$—
	Selling, general and administrative	$761

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
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	July 3, 2016	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$960	$—	$960	$—
Foreign exchange contracts	(1,421)	—	(1,421)	—
Non-hedge derivatives, net:
Foreign exchange contracts	(890)	—	(890)	—
Deferred compensation plan assets	477	477	—	—

Description	December 31, 2015	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(3,611)	$—	$(3,611)	$—
Foreign exchange contracts	(4,612)	—	(4,612)	—
Non-hedge derivatives, net:
Foreign exchange contracts	(2,180)	—	(2,180)	—
Deferred compensation plan assets	460	460	—	—
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
The Company does not currently have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company’s financial assets or liabilities is measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the three- and six-month periods ended July 3, 2016.

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
The components of net periodic benefit cost include the following:

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Retirement Plans
Service cost	$4,799	$6,088	$9,822	$11,341
Interest cost	14,984	17,829	30,310	34,762
Expected return on plan assets	(21,388)	(23,527)	(43,432)	(46,253)
Amortization of net transition obligation	—	41	—	81
Amortization of prior service cost	188	187	381	367
Amortization of net actuarial loss	9,960	11,105	19,556	20,833
Net periodic benefit cost	$8,543	$11,723	$16,637	$21,131
Retiree Health and Life Insurance Plans
Service cost	$71	$206	$156	$384
Interest cost	114	225	244	447
Expected return on plan assets	(394)	(414)	(798)	(807)
Amortization of prior service credit	(124)	(26)	(252)	(51)
Amortization of net actuarial gain	(200)	(63)	(337)	(68)
Net periodic benefit income	$(533)	$(72)	$(987)	$(95)

The Company made aggregate contributions of $22,295 and $12,253 to its defined benefit retirement and retiree health and life insurance plans during the six months ended July 3, 2016 and June 28, 2015, respectively. The Company anticipates that it will make additional aggregate contributions of approximately $10,300 to its defined benefit retirement and retiree health and life insurance plans over the remainder of 2016.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Sonoco Retirement Contribution (SRC)
The Sonoco Retirement Contribution, which is funded annually in the first quarter, totaled $13,352 during the six months ended July 3, 2016, and $12,865 during the six months ended June 28, 2015. No additional SRC contributions are expected during the remainder of 2016. The Company recognized expense related to the SRC of $3,577 and $3,302 for the quarters ended July 3, 2016 and June 28, 2015, respectively, and $6,595 and $6,929 for the six-month periods ended July 3, 2016 and June 28, 2015, respectively.

Note 11: Income Taxes
The Company’s effective tax rate for the three- and six-month periods ending July 3, 2016, was 31.5% and 32.4%, respectively, and its effective tax rate for the three- and six-month periods ending June 28, 2015, was 28.1% and 25.6%, respectively. The rates for the three- and six-month periods of both years varied from the U.S. statutory rate due to the favorable effect of certain international operations that are subject to tax rates generally lower than the U.S. rate, the favorable effect of the manufacturer’s deduction on U.S. taxes, and the effect of changes in uncertain tax positions. The effective tax rates for the three- and six-month periods ended June 28, 2015 were further reduced by the recognition of beneficial tax attributes associated with the disposition of the Company's Canton, Ohio metal ends and closures facilities.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, or non-U.S., income tax examinations by tax authorities for years before 2012. With respect to state and local income taxes, the Company is no longer subject to examination for years prior to 2011, with few exceptions. The Company is currently under audit by the Internal Revenue Service for the 2012 and 2013 tax years.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The following table sets forth net sales, intersegment sales and operating profit for the Company’s reportable segments. “Segment operating profit” is defined as the segment’s portion of “Income before interest and income taxes” excluding restructuring charges, asset impairment charges, acquisition-related costs, and certain other items, if any, the exclusion of which the Company believes improves comparability and analysis of the financial performance of the business. General corporate expenses have been allocated as operating costs to each of the Company’s reportable segments. "Other, net" for the six months ended June 28, 2015 is largely comprised of a $32,543 gain from the reversal of environmental liability reserves related to the Fox River environmental claims.

SEGMENT FINANCIAL INFORMATION

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Net sales:
Consumer Packaging	$511,007	$531,114	$1,038,345	$1,050,991
Display and Packaging	130,874	141,604	275,141	287,389
Paper and Industrial Converted Products	433,342	448,876	856,416	871,187
Protective Solutions	130,457	126,996	262,054	245,075
Consolidated	$1,205,680	$1,248,590	$2,431,956	$2,454,642
Intersegment sales:
Consumer Packaging	$1,596	$1,321	$2,928	$3,001
Display and Packaging	626	451	1,123	848
Paper and Industrial Converted Products	23,536	25,038	49,917	52,589
Protective Solutions	286	457	872	1,065
Consolidated	$26,044	$27,267	$54,840	$57,503
Income before interest and income taxes:
Segment operating profit:
Consumer Packaging	$59,509	$57,530	$122,374	$111,558
Display and Packaging	5,030	1,035	8,311	1,873
Paper and Industrial Converted Products	37,480	38,963	70,779	66,760
Protective Solutions	14,220	13,604	26,246	23,289
Restructuring/Asset impairment charges	(23,278)	(10,445)	(32,506)	(10,086)
Other, net	(837)	(1,703)	(1,248)	29,674
Consolidated	$92,124	$98,984	$193,956	$223,068

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
At December 31, 2015, U.S. Mills had reserves totaling $3,896 for potential liabilities associated with the Appvion claim. Through July 3, 2016, the Company has spent approximately $580 on legal costs related to this claim, leaving a reserve of $3,316 remaining at July 3, 2016. The actual costs that may be incurred associated with the Appvion claim are dependent upon many factors and it is possible that costs could ultimately be higher than the amount provided for in the remaining reserve. Because of the continuing uncertainties surrounding U.S. Mills' possible liability, including a potentially favorable resolution, the Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts reserved, and an adverse resolution of these matters could have an adverse effect on the Company's financial position, results of operations and/or cash flows. The Company believes that the maximum additional exposure to its consolidated financial position beyond the amount reserved at is limited to the equity position of U.S. Mills, which was approximately $127,500 at July 3, 2016.
Tegrant
On November 8, 2011, the Company completed the acquisition of Tegrant. During its due diligence, the Company identified several potential environmentally contaminated sites. The total remediation cost of these sites was estimated to be $18,850 at the time of acquisition and an accrual in this amount was recorded on Tegrant’s opening balance sheet. Since the acquisition, the Company has spent a total of $774 on remediation of these sites. During 2014 and 2015, the Company increased its reserves for these sites by a total of $392 in order to reflect its best estimate of what it is likely to pay in order to complete the remediation. At July 3, 2016 and December 31, 2015, the Company's accrual for Tegrant's environmental contingencies totaled $18,468 and $18,521, respectively. The Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts accrued with respect to this exposure. However, the Company does not believe that the resolution of this matter has a reasonable possibility of having a material adverse effect on the Company's financial statements.
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
Summary
As of July 3, 2016 and December 31, 2015, the Company (and its subsidiaries) had accrued $24,542 and $25,195, respectively, related to environmental contingencies. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets.
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and Directors of Sonoco Products Company:
We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company and its subsidiaries (the "Company") as of July 3, 2016, and the related condensed consolidated statements of income and comprehensive income for the three and six-month periods ended July 3, 2016 and June 28, 2015 and the condensed consolidated statement of cash flows for the six-month periods ended July 3, 2016 and June 28, 2015. These interim financial statements are the responsibility of the Company’s management.
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
As discussed in Note 2 to the accompanying condensed consolidated interim financial statements, the Company changed its method of accounting for Debt Issuance Costs in the six-month period ended July 3, 2016. The accompanying December 31, 2015 condensed consolidated balance sheet reflects this change.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
August 3, 2016

SONOCO PRODUCTS COMPANY

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements included in this Quarterly Report on Form 10-Q that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the Company and its representatives may from time to time make other oral or written statements that are also "forward-looking statements." Words such as “estimate,” “project,” “intend,” “expect,” “believe,” “consider,” “plan,” “strategy,” “opportunity,” "commitment," “target,” “anticipate,” “objective,” “goal,” “guidance,” “outlook,” “forecast,” “future,” "re-envision," "assume,"“will,” “would,” "can," "could," "may," "might," “aspires,” "potential," or the negative thereof, and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding:

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
Second Quarter 2016 Compared with Second Quarter 2015
RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES
Measures calculated and presented in accordance with generally accepted accounting principles are referred to as GAAP financial measures. The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for each of the periods presented. These non-GAAP financial measures (referred to as “Base”) are the GAAP measures adjusted to exclude (dependent upon the applicable period) restructuring charges, asset impairment charges, acquisition charges, specifically identified tax adjustments and certain other items, if any, the exclusion of which the Company believes improves comparability and analysis of the underlying financial performance of the business. More information about the Company's use of Non-GAAP financial measures is provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 under Item 7 - "Management's discussion and analysis of financial condition and results of operations," under the heading "Use of non-GAAP financial measures."

	For the three months ended July 3, 2016
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Income before interest and income taxes	$92,124	$23,278	$837	$116,239
Interest expense, net	13,544	—	—	13,544
Income before income taxes	78,580	23,278	837	102,695
Provision for income taxes	24,790	5,425	233	30,448
Income before equity in earnings of affiliates	53,790	17,853	604	72,247
Equity in earnings of affiliates, net of tax	2,928	—	—	2,928
Net income	56,718	17,853	604	75,175
Net (income) attributable to noncontrolling interests	(466)	(38)	—	(504)
Net income attributable to Sonoco	$56,252	$17,815	$604	$74,671
Per diluted common share	$0.55	$0.17	$0.01	$0.73

(1)Consists primarily of acquisition-related costs.

	For the three months ended June 28, 2015
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments (1)	Base
Income before interest and income taxes	$98,984	$10,445	$1,703	$111,132
Interest expense, net	13,601	—	—	13,601
Income before income taxes	85,383	10,445	1,703	97,531
Provision for income taxes	24,023	3,683	3,282	30,988
Income before equity in earnings of affiliates	61,360	6,762	(1,579)	66,543
Equity in earnings of affiliates, net of tax	3,269	—	—	3,269
Net income	64,629	6,762	(1,579)	69,812
Net (income) attributable to noncontrolling interests	(250)	(55)	—	(305)
Net income attributable to Sonoco	$64,379	$6,707	$(1,579)	$69,507
Per diluted common share	$0.63	$0.07	$(0.02)	$0.68

SONOCO PRODUCTS COMPANY

(1) Consists primarily of acquisition-related costs and an income tax gain from the release of a valuation allowance against tax loss carryforwards in Spain.

RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended July 3, 2016 versus the three months ended June 28, 2015.
OVERVIEW
Net sales for the second quarter of 2016 decreased 3.4% to $1,206 million, compared with $1,249 million in the same period last year. The decline in sales was the result of lower selling prices, driven by decreases in recovered paper and resin costs, the previously disclosed loss of contract packaging business in Irapuato, Mexico, and the negative impact of foreign currency translation. These negative factors were somewhat offset by positive changes in volume and mix of products sold.

Net income attributable to Sonoco for the second quarter of 2016 decreased 12.6% to $56.3 million, compared to $64.4 million reported for the same period of 2015. Current quarter net income includes after-tax restructuring and asset impairment charges of $17.8 million and after-tax acquisition charges of $0.6 million. Results for the second quarter of 2015 include after-tax restructuring and asset impairment charges of $6.7 million, and a net after-tax gain from other adjustments of $1.6 million. These other adjustments consisted primarily of acquisition-related costs and a $3.2 million income tax gain resulting from the release of a valuation allowance against tax loss carryforwards in Spain. Adjusted for these items, base net income attributable to Sonoco (base earnings) increased 7.4% to $74.7 million ($0.73 per diluted share) in the second quarter of 2016 versus $69.5 million ($0.68 per diluted share) in 2015.

The higher second quarter 2016 base earnings were largely driven by improvements in both the Consumer Packaging and Display and Packaging segments. Overall, the current quarter benefited from a positive price/cost relationship, lower pension and postretirement benefit costs, and a lower effective tax rate on earnings absent the above items. These gains were partially offset by higher labor, maintenance and other operating costs, and the negative impact of foreign currency translation due to a stronger U.S. dollar. Current-quarter earnings reflect an 82 basis point increase in the Company's overall gross profit margin compared to the prior year's quarter, largely due to the overall favorable price/cost relationship.
OPERATING REVENUE
Net sales for the second quarter of 2016 decreased $43 million from the prior-year quarter.
The components of the sales change were:

($ in millions)
Volume/mix	$9
Selling prices	(11)
Acquisitions and Divestitures	1
Foreign currency translation and other, net	(42)

Total sales decrease	$(43)

In order to enhance the meaningfulness of reported changes in volume/mix, a $15.9 million reduction in packaging center sales resulting from changes in the level of activity, primarily from the previously reported loss of contract packaging business in Irapuato, Mexico, is classified above as "other" due to the low/inconsistent correlation that typically exists between changes in revenue and operating profit in our packaging center operations.

COSTS AND EXPENSES
A positive price/cost relationship (the relationship of the change in sales prices to the change in costs of materials, energy and freight), which was due to costs decreasing more than selling prices, lower pension expense, and modest productivity improvements benefited gross margin, but were partially offset by higher maintenance, labor, and other costs. The translation impact of a stronger dollar lowered reported cost of goods sold by approximately $16 million compared to the

SONOCO PRODUCTS COMPANY

second quarter of 2015. The gross profit margin percentage improved to 20.1% this quarter compared to 19.2% in the prior-year quarter.
Second-quarter selling, general and administrative ("SG&A") costs decreased $4.3 million, or 3.3%, from the prior year quarter reflecting lower pension and post-retirement benefit costs, fixed cost reductions, and the impact of foreign currency translation. These positive factors were partially offset by higher wages and management incentive costs.
Current quarter restructuring and restructuring-related asset impairment charges totaled $23.3 million compared with $10.4 million in the same period last year. Charges in the current quarter include a loss from the May 23, 2016 sale of the Company's paperboard mill in Schweighouse-sur-Moder, France and asset impairment charges related to the sale of the Company's display and packaging business in Juncos, Puerto Rico, that occurred on July 5, 2016. Additional charges in the current quarter are primarily related to the Company's ongoing organizational effectiveness efforts and plant closure costs. Charges in the prior year's second quarter were more than offset by the benefit from a release of a valuation allowance against tax loss carryforwards in Spain. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Net interest expense for the second quarter decreased slightly to $13.5 million, compared with $13.6 million during the second quarter of 2015. The small decrease was due to lower year-over-year debt levels.
The effective tax rate on GAAP and base earnings in the second quarter of 2016 was 31.5% and 29.6%, respectively, compared with 28.1% and 31.8%, respectively, for last year's quarter. The main driver of the year-over-year increase in the GAAP income tax rate is the loss on the sale of the paperboard mill in France for which there was no tax benefit. The year-over-year decrease in the second-quarter base income tax rate was primarily driven by a current-year favorable tax audit resolution and favorable changes in uncertain tax positions in the 2016 quarter.
REPORTABLE SEGMENTS
The following table recaps net sales for the second quarters of 2016 and 2015 ($ in thousands):

	Three Months Ended
	July 3, 2016	June 28, 2015	% Change
Net sales:
Consumer Packaging	$511,007	$531,114	(3.8)%
Display and Packaging	130,874	141,604	(7.6)%
Paper and Industrial Converted Products	433,342	448,876	(3.5)%
Protective Solutions	130,457	126,996	2.7%
Consolidated	$1,205,680	$1,248,590	(3.4)%
Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Three Months Ended
	July 3, 2016	June 28, 2015	% Change
Income before interest and income taxes:
Segment operating profit
Consumer Packaging	$59,509	$57,530	3.4%
Display and Packaging	5,030	1,035	386.0%
Paper and Industrial Converted Products	37,480	38,963	(3.8)%
Protective Solutions	14,220	13,604	4.5%
Restructuring/Asset impairment charges	(23,278)	(10,445)	122.9%
Other, net	(837)	(1,703)
Consolidated	$92,124	$98,984	(6.9)%

SONOCO PRODUCTS COMPANY

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the second quarters of 2016 and 2015 ($ in thousands):

	Three Months Ended
	July 3, 2016	June 28, 2015
Restructuring/Asset impairment charges:
Consumer Packaging	$3,573	$6,035
Display and Packaging	4,085	203
Paper and Industrial Converted Products	15,489	2,976
Protective Solutions	121	187
Corporate	10	1,044
Total	$23,278	$10,445
Segment results viewed by Company management to evaluate segment performance do not include restructuring charges, asset impairment charges, acquisition-related charges, interest expense, income taxes, or certain other items, if any, the exclusion of which the Company believes improves the comparability and analysis of the ongoing operating performance of the business. Accordingly, the term “segment operating profit” is defined as the segment’s portion of “Income before interest and income taxes” excluding those items. All other general corporate expenses have been allocated as operating costs to each of the Company’s reportable segments.
Consumer Packaging
The Consumer Packaging segment includes the following products and services: round and shaped rigid containers and trays (both composite and thermoformed plastic); blow-molded plastic bottles and jars; extruded and injection-molded plastic products; printed flexible packaging; global brand artwork management; and metal and peelable membrane ends and closures.
Segment sales decreased 3.8% over the prior year's quarter due to lower selling prices, stemming primarily from lower resin and metal costs, lower volumes and the negative impact of foreign currency translation. These negative factors were somewhat offset by increased revenue in our Flexibles business due to the small prior-year acquisition of Brazil-based Graffo.
Segment operating profit increased 3.4% over the prior year's quarter as segment operating margins improved to 11.6% of sales compared to 10.8% in the prior-year quarter. Overall, the segment benefited from a positive price/cost relationship and lower pension costs. These positive factors were partially offset by volume decreases as well as higher labor, maintenance and other operating costs, and the negative impact of foreign currency translation.
As is typical from time-to-time in the normal course of business, the Company is currently engaged in a contract renewal negotiation with a major customer in this segment. Although the Company believes it will be successful in this negotiation, it is possible that some, or all, of this business will be lost, or retained at lower margins.

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
Reported sales for the quarter were down 7.6% compared to last year’s quarter due primarily to the negative impact of foreign currency translation and the previously reported loss of contract packaging business in Irapuato, Mexico. These declines were partially offset by higher volumes in our international packaging fulfillment businesses.
Operating profits increased $4.0 million from the prior year's quarter due to a positive price/cost relationship and productivity gains.

SONOCO PRODUCTS COMPANY

Paper and Industrial Converted Products
The Paper and Industrial Converted Products segment includes the following products: paperboard tubes and cores; fiber-based construction tubes and forms; wooden, metal and composite wire and cable reels and spools; and recycled paperboard, linerboard, corrugating medium, recovered paper and material recycling services.
Reported segment sales declined approximately 3.5% as the negative impact of foreign currency translation, lower corrugating medium volume and prices, and the divestiture of a paperboard mill in France were only partially offset by the favorable impacts of improved volumes in global tube and core and paperboard and a positive mix of business.
Operating profit decreased 3.8% driven by operating losses in corrugating medium. Reduced volume in corrugating medium, which also had a negative impact on productivity, together with lower selling prices, resulted in a $7.2 million year-over-year reduction in corrugating medium profitability. Excluding corrugating medium, the segment showed significant earnings improvement on solid gains in both volume and manufacturing productivity and lower fixed costs. In addition, segment operating profit benefitted from lower pension expense, which was partially offset by the negative impact of foreign currency translation.
The Company's corrugating medium operation, which consists of only one machine, has been and continues to be under pressure due to market supply in North America exceeding demand. As a result, larger competitors have moved to sell their excess capacity in the export market, which is a key target market for the Company. This has resulted in lower prices and reduced volume for our corrugating medium operation. Management is seeking both near and long-term solutions including, but not limited to, modified run schedules, targeted cost reductions, and strategic partnerships.
Protective Solutions
The Protective Solutions segment includes the following products: custom-engineered, paperboard-based and expanded foam protective packaging and components; and temperature-assured packaging.
Segment sales for the quarter were up 2.7% year over year on strong volume/mix, partially offset by the negative impact of foreign currency translation and lower selling prices.
Operating profits increased 4.5% as solid volume gains, particularly in temperature-assured packaging, and a positive price/cost relationship were partially offset by higher labor, maintenance and other operating costs, a negative mix of business and the negative impact of foreign currency translation.

Six Months Ended July 3, 2016 Compared with Six Months Ended June 28, 2015

RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for each of the periods presented.

	For the six months ended July 3, 2016
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Income before interest and income taxes	$193,956	$32,506	$1,248	$227,710
Interest expense, net	27,331	—	—	27,331
Income before income taxes	166,625	32,506	1,248	200,379
Provision for income taxes	53,984	8,345	340	62,669
Income before equity in earnings of affiliates	112,641	24,161	908	137,710
Equity in earnings of affiliates, net of tax	4,267	—	—	4,267
Net income	116,908	24,161	908	141,977
Net (income) attributable to noncontrolling interests	(742)	(45)	—	(787)
Net income attributable to Sonoco	$116,166	$24,116	$908	$141,190
Per diluted common share	$1.14	$0.24	$0.01	$1.38

(1)Consists primarily of acquisition-related costs.

SONOCO PRODUCTS COMPANY

	For the six months ended June 28, 2015
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment (1)	Other Adjustments (2)	Base
Income before interest and income taxes	$223,068	$10,086	$(29,674)	$203,480
Interest expense, net	26,822	—	—	26,822
Income before income taxes	196,246	10,086	(29,674)	176,658
Provision for income taxes	50,244	15,276	(9,232)	56,288
Income before equity in earnings of affiliates	146,002	(5,190)	(20,442)	120,370
Equity in earnings of affiliates, net of tax	4,315	—	—	4,315
Net income	150,317	(5,190)	(20,442)	124,685
Net (income) attributable to noncontrolling interests	(158)	(70)	—	(228)
Net income attributable to Sonoco	$150,159	$(5,260)	$(20,442)	$124,457
Per diluted common share	$1.47	$(0.05)	$(0.20)	$1.22
(1) Includes disposal and income tax gains related to the sale of a portion of the Company's metal ends and closures business.
(2) Includes acquisition-related costs, a gain from the release of reserves related to the partial settlement of the Fox River environmental claims, and an income tax gain from the release of a valuation allowance against tax loss carryforwards in Spain.

RESULTS OF OPERATIONS
The following discussion provides a review of results for the six months ended July 3, 2016 versus the six months ended June 28, 2015.
OVERVIEW
Net sales for the first half of 2016 decreased 0.9% to $2,432 million, compared with $2,455 million in the same period last year. As a result of the Company's accounting calendar, the first half of 2016 contained 185 days, which is 6 more calendar days than last year's first half. However, for the majority of the Company's operations, the first six months only contained 4 more business days, a 3.2% increase over last year's first six months. This increase, along with other volume gains, were more than offset by the negative impact of foreign currency translation, lower selling prices stemming from a year-over-year decline in recovered paper and resin costs, and lower revenue from our packaging center operations.

Net income attributable to Sonoco for the first six months of 2016 decreased 22.6% to $116.2 million, compared to $150.2 million reported for the same period of 2015. Net income for the current six months includes after-tax restructuring and asset impairment charges of $24.1 million and after-tax acquisition charges of $0.9 million. Results for the first six months of 2015 include an after-tax gain from the reversal of Fox River environmental reserves of $19.9 million, an after-tax gain from the sale of two metal end plants of $16.8 million, and a $3.2 million income tax gain resulting from the release of a valuation allowance against tax loss carryforwards in Spain. These prior year gains were partially offset by after-tax charges of $11.6 million related to restructuring actions and $2.6 million of acquisition-related and other expenses, during the first six months of 2015. Adjusted for these items, base net income attributable to Sonoco (base earnings) increased by 13.4% to $141.2 million ($1.38 per diluted share) in the first half of 2016 versus $124.5 million ($1.22 per diluted share) in the same period last year.

Current year-to-date earnings benefitted from strong operating profit improvements in each of the Company's segments compared to the prior-year period. Overall, the current-year period benefited from a positive price/cost relationship, improved manufacturing productivity, lower pension and postretirement benefit costs, and gains from volume/mix, which showed improvement beyond the positive impact of additional business days. Partially offsetting these positive factors were higher labor, maintenance and other operating costs and the negative impact of foreign currency translation due to a stronger U.S. dollar. Current year-to-date earnings reflect a 127 basis point increase in the Company's overall gross profit margin compared to the prior year's first six months, largely due to the favorable price/cost relationship and improved productivity.

SONOCO PRODUCTS COMPANY

OPERATING REVENUE
Net sales for the first six months of 2016 decreased $23 million from the prior-year period.
The components of the sales change were:

($ in millions)
Volume/mix	$82
Selling prices	(28)
Acquisitions and Divestitures	5
Foreign currency translation and other, net	(82)

Total sales decrease	$(23)

In order to enhance the meaningfulness of reported changes in volume/mix, a $17.8 million reduction in packaging center sales resulting from changes in the level of activity, primarily from the previously reported loss of contract packaging business in Irapuato, Mexico, is classified above as "other" due to the low/inconsistent correlation that typically exists between changes in revenue and operating profit in our packaging center operations.

COSTS AND EXPENSES
A positive price/cost relationship (the relationship of the change in sales prices to the change in costs of materials, energy and freight), which was due to costs decreasing more than selling prices, together with productivity improvements and lower pension expense all benefited gross margin, but were partially offset by higher maintenance, labor, and other costs. The translation impact of a stronger dollar lowered reported cost of goods sold by approximately $47 million compared to the first six months of 2015. The year-to-date gross profit margin percentage improved to 20.0% compared to 18.8% in the prior-year period.
Selling, general and administrative ("SG&A") costs increased $33.3 million, or 14.6%, from the prior year reflecting last year's $32.5 million reversal of Fox River environmental reserves. Absent that reversal, SG&A costs would have been flat period-over-period. While 2016 SG&A expense also reflects lower pension and postretirement expense as well as a decrease due to the impact of foreign currency translation, these reductions were mostly offset by wage inflation, higher management incentive costs, and the increase in days.
Restructuring and restructuring-related asset impairment charges for the six months ended July 3, 2016 totaled $32.5 million compared with $10.1 million in the same period last year. Charges in the current year include a loss from the May 23, 2016 sale of the Company's paperboard mill in Schweighouse-sur-Moder, France and asset impairment charges related to the July 5, 2016 sale of the Company's display and packaging business in Juncos, Puerto Rico. Additional charges in the current year are primarily related to the Company's ongoing organizational effectiveness efforts and plant closure costs. Charges in the prior-year period reflect the benefit of a pretax gain of $7.6 million from the sale of two metal ends and closures plants. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Net interest expense for the first half of 2016 increased to $27.3 million, compared with $26.8 million during the first half of 2015. The increase was due to the additional days in the current year-to-date accounting period partially offset by lower average year-over-year debt levels.
The effective tax rate on GAAP and base earnings in the the first six months of 2016 was 32.4% and 31.3%, respectively, compared with 25.6% and 31.9%, respectively, for same period last year. The main driver of the year-over-year increase in the GAAP income tax rate is the recognition in the prior year of beneficial tax attributes associated with the 2015 sale of two metal ends and closures plants contrasted with the 2016 sale of the Company's paperboard mill in France at a loss with no tax benefit.

SONOCO PRODUCTS COMPANY

REPORTABLE SEGMENTS
The following table recaps net sales for the six months of 2016 and 2015 ($ in thousands):

	Six Months Ended
	July 3, 2016	June 28, 2015	% Change
Net sales:
Consumer Packaging	$1,038,345	$1,050,991	(1.2)%
Display and Packaging	275,141	287,389	(4.3)%
Paper and Industrial Converted Products	856,416	871,187	(1.7)%
Protective Solutions	262,054	245,075	6.9%
Consolidated	$2,431,956	$2,454,642	(0.9)%
Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Six Months Ended
	July 3, 2016	June 28, 2015	% Change
Income before interest and income taxes:
Segment operating profit
Consumer Packaging	$122,374	$111,558	9.7%
Display and Packaging	8,311	1,873	343.7%
Paper and Industrial Converted Products	70,779	66,760	6.0%
Protective Solutions	26,246	23,289	12.7%
Restructuring/Asset impairment charges	(32,506)	(10,086)	222.3%
Other, net	(1,248)	29,674
Consolidated	$193,956	$223,068	(13.1)%

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the six months of 2016 and 2015 ($ in thousands):

	Six Months Ended
	July 3, 2016	June 28, 2015
Restructuring/Asset impairment charges:
Consumer Packaging	$6,585	$1,012
Display and Packaging	$5,467	$203
Paper and Industrial Converted Products	$18,521	$6,378
Protective Solutions	$494	$283
Corporate	$1,439	$2,210
Total	$32,506	$10,086
Consumer Packaging
Segment sales decreased 1.2% over the prior year's first six months as lower selling prices, stemming primarily from lower resin and metal costs, and the negative impact of foreign currency translation more than offset volume increases due to the additional business days along with acquisitions. Excluding the estimated benefit of additional business days, overall volume was relatively flat as volume improved in global composite cans and flexible packaging, but declined in rigid plastic containers.

SONOCO PRODUCTS COMPANY

Segment operating profit increased 9.7% over the prior year's first half and segment operating margins improved to 11.8 percent of sales during the period. Overall, the segment benefited from a positive price/cost relationship, including a favorable change in LIFO inventory reserves driven by declining commodity prices, productivity improvements and lower pension costs. These positive factors were partially offset by higher labor, maintenance and other operating costs, and the negative impact of foreign currency translation.

Display and Packaging
Reported sales for the first six months of 2016 were down 4.3% compared to last year’s first six months due primarily to the negative impact of foreign currency translation and the previously reported loss of contract packaging business in Irapuato, Mexico. These declines were partially offset by higher volumes in both our international packaging fulfillment and Poland packaging center operations as well as the impact of additional business days.
Operating profits increased $6.4 million year to date compared to the prior-year period primarily due to a positive price/cost relationship and productivity gains.
Paper and Industrial Converted Products
Reported segment sales were down 1.7% compared with the prior year's first six months as volume gains, which were driven primarily by the impact of additional business days, were more than offset by the negative impact of foreign currency translation and lower selling prices stemming from reduced recovered fiber costs. Volume/mix, excluding additional business days, showed improvement in our global tube and core operations, while in our paper operations, gains in North America's paperboard businesses were partially offset by lower corrugating medium sales.
Operating profit improved 6.0% on solid productivity gains, lower pension expense and the benefit from additional days in the quarter, despite a nearly $12 million year-over-year reduction in corrugating medium results, inflation in labor and other operating expenses and the negative impact of foreign currency translation. The decline in corrugating medium results reflects reduced volume, which also had a negative impact on productivity, together with lower selling prices.
Protective Solutions
Segment sales for the six months were up 6.9% year over year on strong volume beyond the impact of additional business days, partially offset by the negative impact of foreign currency translation and lower selling prices.
Operating profits increased 12.7% as volume gains, including the impact of additional days, and a positive price/cost relationship were only partially offset by higher labor, maintenance and other operating costs and the negative impact of foreign currency translation.

OTHER ITEMS
As previously disclosed, the Company had been pursuing the sale or closure of its paperboard mill in Schweighouse-sur-Moder, France, since October 2015 at an expected loss ranging from $12 to $15 million. On May 23, 2016, the sale was successfully completed resulting in the recognition of a $12.7 million loss. This loss is included in "Restructuring/Asset impairment charges" in the Company's Condensed Consolidated Statements of Income for the three- and six-month periods ended July 3, 2016.
The Company continually assesses its operational footprint as well as its overall portfolio of businesses and may consider the disposition of plants and/or business units it considers to be suboptimal or nonstrategic. Should these efforts result in the future sale of any plants or business units, management expects to first seek to utilize the proceeds to invest in growth projects or strategic acquisitions.

SONOCO PRODUCTS COMPANY

Financial Position, Liquidity and Capital Resources

Cash flows provided by operations totaled $186.0 million in the first six months of 2016 compared with $173.1 million during the same period last year, an increase of $13.0 million. Although there was a year-over-year decrease in net income of $33.4 million, the decrease was due in part to losses on disposition of assets which were $18.5 million higher than in the prior-year period. Losses in the current year related to the dispositions of a paperboard mill in France and a retail security packaging operation in Puerto Rico, whereas the prior year included a pretax gain of $7.2 million from the sale of two metal ends and closures plants. In addition, 2015 earnings include a non-cash tax benefit of $9.2 million on the sale of these plants and a non-cash $32.5 million pretax, $19.9 million after tax, benefit from the reversal of Fox River environmental reserves. Higher year-over-year contributions to the Company's pension and postretirement plans, combined with lower non-cash pension and postretirement plan expense, decreased operating cash flow by a total of $16.3 million in the first six months of 2016 from the same period last year. Trade accounts receivable increased in both the current and prior year six-month periods, reflecting higher levels of business activity from their respective prior year ends; however, the magnitude of the increase was not as great in 2016, resulting in the year-over-year use of cash being $7.3 million lower in 2016. Changes in inventories used $16.0 million of cash in the first six months of 2016 compared to using $18.0 million in the first six months of 2015. Inventory levels typically increase during the first six months of the year following a normal seasonal slowdown at year end. Inventory levels at the end of 2015 were lower than at the end of 2014 as a result of a more significant seasonal slowdown in 2015. As such, the subsequent increase in inventories to normal levels resulted in a lower use of cash of $2.0 million during the first six months of 2016 compared to the same period in 2015.
Trade accounts payable used $7.7 million of cash in the first six months of 2016 compared with providing $14.9 million in the first six months of 2015. This difference reflects run rate increases from the respective prior-year-end levels that were much less significant in 2016 than in 2015, as well as higher than normal account payable levels at December 31, 2015 due to inventory pre-buys and timing of payments. Accrued expenses used $7.9 million of cash in the first six months of 2016 compared with providing $5.9 million in the same period last year. The increased use of cash of $13.9 million is primarily due to the timing of payments for restructuring, payroll, and payroll-related taxes and withholdings. Changes in deferred taxes as well as other income tax related items benefitted the comparison of year-over-year operating cash flows by $24.9 million. This benefit was driven in large part by a 2015 change in the expected timing of deductions that impacted income taxes payable for the 2014 tax year, which in turn affected 2015 estimated tax payments. Changes in other assets and liabilities provided $7.9 million of additional cash in 2016 compared to 2015, driven by receipts of cash related to rebates, value added taxes, and customer reimbursable costs in 2016, which were higher than 2015.
Cash used in investing activities was $104.3 million in the first six months of 2016, compared with $74.2 million in the same period last year. The $30.1 million increase in the net use of cash is due in part to a $12.1 million increase in year-over-year spending for property, plant, and equipment due largely to increased capital investment in the Company's rigid paper operations in Europe. Proceeds from the sale of assets were $27.4 million lower year over year as the first six months of 2015 included $29.1 million of cash proceeds from the sale of two metal ends and closures plants. In 2016, the Company divested cash of approximately $8.4 million in connection with the sale of a paperboard mill in France. The change in "investment in affiliates and other, net" is primarily due to the purchase of long-term investment properties in Venezuela in 2015 using locally available cash. Capital spending for the remainder of 2016 is expected to total approximately $100 million.
Cash used by financing activities totaled $155.5 million in the first six months of 2016, compared with $54.8 million in the same period last year, an increased use of cash of $100.7 million. Outstanding debt was $1.08 billion at July 3, 2016 compared with $1.13 billion at December 31, 2015. These balances reflect net repayments of $47.9 million during the first six months of 2016, compared with net borrowings of $16.7 million during the same period last year. The higher net repayments reflect $75.3 million used to settle the Company's 5.625% debentures, which matured on June 15, 2016, partially offset by $14.0 million of proceeds from borrowing under the Company's commercial paper program. The Company paid cash dividends of $72.7 million during the first six months of 2016, an increased use of cash of $5.3 million over the same period last year. Net proceeds from the exercise of stock awards were $0.6 million in the six months ended July 3, 2016, compared with $1.3 million in the same period last year, a decrease of $0.7 million. The company also used $37.9 million of cash to repurchase approximately 825 thousand shares of outstanding stock under a $100 million repurchase program announced in December 2015. The Company expects to spend an additional $62 million on share repurchases during the remainder of 2016.

SONOCO PRODUCTS COMPANY

The Company operates a $350 million commercial paper program, supported by a bank credit facility of the same amount. The revolving bank credit facility is committed through October 2019. There was $14 million and $0 in commercial paper outstanding at July 3, 2016 and December 31, 2015 respectively. Effective May 25, 2016, the Company’s wholly-owned subsidiary Sonoco Deutschland Holdings GmbH entered into a Euro 150 million (approximately $168 million) unsecured five-year fixed-rate assignable loan agreement guaranteed by the Company. Proceeds were used primarily to refinance existing obligations, including an outstanding $150 million term loan.
Cash and cash equivalents totaled $107.7 million and $182.4 million at July 3, 2016 and December 31, 2015, respectively. Of these totals, $87.0 million and $96.3 million, respectively, were held outside of the United States by the Company’s foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. Under current law, cash repatriated to the United States is subject to federal income taxes, less applicable foreign tax credits. As the Company has domestic liquidity through a combination of operating cash flow generation and access to bank and capital markets borrowings, it has generally considered its offshore cash balances to be indefinitely invested outside the United States and it currently has no plans to repatriate cash balances. Accordingly, as of July 3, 2016, the Company is not providing for U.S. tax liability on these amounts for financial reporting purposes. However, if any such balances were to be repatriated, additional U.S. federal income tax payments could result. Computation of the potential deferred tax liability associated with unremitted earnings deemed to be indefinitely reinvested is not practicable.
The Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its subsidiaries favorable interest terms on both. During the six months ended July 3, 2016, the Company recognized a net decrease in cash and cash equivalents of $0.9 million due to exchange rates as the unfavorable impact of the weakening U.S. dollar on euro-denominated borrowings under this pooling arrangement was only partially offset by the favorable impact of the weakening U.S. dollar on other foreign-denominated cash balances, most notably the Brazilian real and the Canadian dollar.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires the Company to maintain a minimum level of interest coverage, and a minimum level of net worth, as defined in the agreements. As of July 3, 2016, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
The Company anticipates making additional contributions to its pension and postretirement plans of approximately $10 million during the remainder of 2016, which would result in total 2016 contributions of approximately $46 million. Future funding requirements beyond the current year will vary depending largely on actual investment returns, future actuarial assumptions, and legislative actions.
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
In January 2003, the Venezuelan government suspended the free exchange of bolivars (BsF) for foreign currency and, since January 1, 2010, the Company has considered Venezuela to be a hyperinflationary economy and has accounted for its operations accordingly. Prior to July 1, 2015, the Company used Venezuela's official exchange rate to report the

SONOCO PRODUCTS COMPANY

results of its operations in Venezuela. Effective July 1, 2015, the Company began translating its Venezuelan operations using an alternative exchange rate. Accordingly, subsequent to this change, Venezuela operating results and all monetary assets and liabilities in Venezuela are reflected in the consolidated financial statements using DICOM-based rates. The DICOM rate at the end of June 2016 was 628 bolivars to the dollar compared to the official rate of 10 to 1. At July 3, 2016, the carrying value of the Company's net investment in its Venezuela operations was approximately $2.3 million.
At July 3, 2016, the Company had commodity contracts outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. The total net fair market value of these instruments was a favorable position of $1.0 million at July 3, 2016, and an unfavorable position of $(3.6) million at December 31, 2015. Natural gas, aluminum, and OCC hedge contracts covering an equivalent of 8.3 MMBTUs, 2,228 metric tons, and 1,320 short tons, respectively, were outstanding at July 3, 2016. Additionally, the Company had various currency contracts outstanding to fix the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments was a net unfavorable position of $(1.4) million at July 3, 2016, compared with a net unfavorable position of $(4.6) million at December 31, 2015. These contracts qualify as cash flow hedges and mature within twelve months of their respective reporting dates.
In addition, at July 3, 2016, the Company had various currency contracts outstanding to fix the exchange rate on certain foreign currency assets and liabilities. Although placed as an economic hedge, the Company does not apply hedge accounting to these contracts. The fair value of these currency contracts was a net unfavorable position of $(0.9) million at July 3, 2016 and $(2.2) million at December 31, 2015.
At July 3, 2016, the U.S. dollar had weakened against most of the functional currencies of the Company's foreign operations compared to December 31, 2015, resulting in a translation gain of $13.4 million being recorded in accumulated other comprehensive loss during the six months ended July 3, 2016.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation of our management, including our Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of July 3, 2016, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
As described in the “Remediation” section below, there were changes in our internal control over financial reporting that occurred during the three months ended July 3, 2016 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Remediation
As previously described in Part II, Item 9A of the 2015 Form 10-K, filed on February 29, 2016, and in Part I, Item 4 of the first quarter 2016 Form 10-Q, filed on May 6, 2016, the Company implemented a redesigned division-level balance sheet review process for its domestic operations to address the material weakness referred to in the reports described above, but the control had not yet operated for a sufficient period of time through the first quarter of 2016. Based upon the appropriate design as well as the testing and evaluation of the effectiveness of the control, our management has concluded that as of July 3, 2016, the previously identified material weakness has been remediated.

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
Environmental Matters
The Company has been named as a potentially responsible party (PRP) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company's liability, if any, is shared with such other parties, but the Company's share has not been finally determined in most cases. In some cases, the Company has cost-sharing arrangements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued at July 3, 2016, cannot be determined. As of July 3, 2016 and December 31, 2015, the Company had accrued $24.5 million and $25.2 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.

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
At December 31, 2015, the Company had reserves totaling $3.9 million for the Section 107 claim that remains in litigation. Through July 3, 2016, approximately $0.6 million has been spent on legal fees related to this claim, leaving a total of $3.3 million reserved as of July 3, 2016.

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

SONOCO PRODUCTS COMPANY

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs[2]
4/04/16 - 5/08/16	112,806	$47.27	105,000	4,541,278
5/09/16 - 6/05/16	201,193	$46.95	199,500	4,341,778
6/05/16 - 7/03/16	179,561	$46.86	176,996	4,164,782
Total	493,560	$46.99	481,496	4,164,782

1
A total of 12,064 common shares were repurchased in the second quarter of 2016 related to shares withheld to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These shares were not repurchased as part of a publicly announced plan or program.

2
On February 10, 2016, the Company's Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company's common stock. A total of 353,722 shares were repurchased under this authorization during the first quarter of 2016 and an additional 481,496 shares were repurchased during the second quarter of 2016. Accordingly, a total of 4,164,782 shares remain available for repurchase at July 3, 2016. As previously announced, the Company expects to utilize up to $100 million to repurchase shares during 2016.

Item 6.	Exhibits.

10.	Unsecured Five-Year Fixed Rate Assignable Loan Agreement, dated May 23, 2016

15.	Letter re: unaudited interim financial information

31.	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

101.
The following materials from Sonoco Products Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 3, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Income for the three and six months ended July 3, 2016 and June 28, 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 3, 2016 and June 28, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended July 3, 2016 and June 28, 2015, and (v) Notes to Condensed Consolidated Financial Statements.

SONOCO PRODUCTS COMPANY

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date: August 3, 2016	By:	/s/ Barry L. Saunders
Barry L. Saunders
Senior Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)

SONOCO PRODUCTS COMPANY

EXHIBIT INDEX

Exhibit Number	Description
10	Unsecured Five-Year Fixed Rate Assignable Loan Agreement, dated May 23, 2016

15	Letter re: unaudited interim financial information

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

101
The following materials from Sonoco Products Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 3, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Income for the three and six months ended July 3, 2016 and June 28, 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 3, 2016 and June 28, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended July 3, 2016 and June 28, 2015, and (v) Notes to Condensed Consolidated Financial Statements.