Form 10-Q
period 2016-10-02
SONOCO PRODUCTS CO
filed 2016-11-02
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at October 21, 2016:
Common stock, no par value: 99,848,875

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	October 2, 2016	December 31, 2015*
Assets
Current Assets
Cash and cash equivalents	$159,321	$182,434
Trade accounts receivable, net of allowances	669,200	627,962
Other receivables	48,995	46,801
Inventories:
Finished and in process	129,128	139,589
Materials and supplies	247,189	245,894
Prepaid expenses	43,090	64,698
Assets held for sale	183,284	—
	1,480,207	1,307,378
Property, Plant and Equipment, Net	1,068,432	1,112,036
Goodwill	1,076,493	1,140,461
Other Intangible Assets, Net	217,771	245,095
Deferred Income Taxes	48,451	52,626
Other Assets	153,195	156,089
Total Assets	$4,044,549	$4,013,685
Liabilities and Equity
Current Liabilities
Payable to suppliers	$488,730	$508,057
Accrued expenses and other	304,004	294,227
Notes payable and current portion of long-term debt	60,787	113,097
Accrued taxes	12,050	7,135
Liabilities held for sale	20,126	—
	885,697	922,516
Long-term Debt, Net of Current Portion	1,030,338	1,015,270
Pension and Other Postretirement Benefits	409,464	432,964
Deferred Income Taxes	81,319	72,933
Other Liabilities	48,094	37,129
Commitments and Contingencies
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 99,941 and 100,944 shares issued and outstanding at October 2, 2016 and December 31, 2015, respectively	7,175	7,175
Capital in excess of stated value	356,824	404,460
Accumulated other comprehensive loss	(672,235)	(702,533)
Retained earnings	1,874,829	1,803,827
Total Sonoco Shareholders’ Equity	1,566,593	1,512,929
Noncontrolling Interests	23,044	19,944
Total Equity	1,589,637	1,532,873
Total Liabilities and Equity	$4,044,549	$4,013,685

*
The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Net sales	$1,208,724	$1,242,592	$3,640,680	$3,697,234
Cost of sales	973,351	1,013,219	2,918,041	3,007,155
Gross profit	235,373	229,373	722,639	690,079
Selling, general and administrative expenses	121,583	130,341	382,387	357,893
Restructuring/Asset impairment charges	8,947	19,551	41,453	29,637
Income before interest and income taxes	104,843	79,481	298,799	302,549
Interest expense	13,133	14,340	41,414	42,352
Interest income	696	653	1,646	1,843
Income before income taxes	92,406	65,794	259,031	262,040
Provision for income taxes	29,618	24,775	83,602	75,019
Income before equity in earnings of affiliates	62,788	41,019	175,429	187,021
Equity in earnings of affiliates, net of tax	3,190	2,976	7,457	7,291
Net income	$65,978	$43,995	$182,886	$194,312
Net (income) attributable to noncontrolling interests	(583)	(81)	(1,325)	(239)
Net income attributable to Sonoco	$65,395	$43,914	$181,561	$194,073
Weighted average common shares outstanding:
Basic	100,925	101,548	101,320	101,454
Diluted	101,579	102,405	101,960	102,387
Per common share:
Net income attributable to Sonoco:
Basic	$0.65	$0.43	$1.79	$1.91
Diluted	$0.64	$0.43	$1.78	$1.90
Cash dividends	$0.37	$0.35	$1.09	$1.02
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Net income	$65,978	$43,995	$182,886	$194,312
Other comprehensive income/(loss):
Foreign currency translation adjustments	(3,157)	(55,520)	10,282	(114,766)
Changes in defined benefit plans, net of tax	5,799	6,767	14,753	11,915
Changes in derivative financial instruments, net of tax	641	210	5,263	1,454
Other comprehensive income/(loss)	3,283	(48,543)	30,298	(101,397)
Comprehensive income/(loss)	69,261	(4,548)	213,184	92,915
Net (income) attributable to noncontrolling interests	(583)	(81)	(1,325)	(239)
Other comprehensive (income)/loss attributable to noncontrolling interests	363	4,413	(1,775)	4,574
Comprehensive income/(loss) attributable to Sonoco	$69,041	$(216)	$210,084	$97,250
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended
	October 2, 2016	September 27, 2015
Cash Flows from Operating Activities:
Net income	$182,886	$194,312
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	7,157	14,773
Depreciation, depletion and amortization	156,542	157,216
Gain on reversal of Fox River environmental reserves	—	(32,543)
Share-based compensation expense	14,277	4,783
Equity in earnings of affiliates	(7,457)	(7,291)
Cash dividends from affiliated companies	7,090	5,480
Net (gain)/loss on disposition of assets	14,809	(6,473)
Pension and postretirement plan expense	34,165	42,844
Pension and postretirement plan contributions	(39,946)	(29,416)
Tax effect of share-based compensation exercises	2,365	3,515
Excess tax benefit of share-based compensation	(2,406)	(3,525)
Net increase/(decrease) in deferred taxes	2,998	(7,709)
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Trade accounts receivable	(69,189)	(70,794)
Inventories	(11,289)	(11,982)
Payable to suppliers	7,678	26,581
Prepaid expenses	3,996	(9,053)
Accrued expenses	17,037	45,346
Income taxes payable and other income tax items	22,951	3,717
Fox River environmental reserve spending	(687)	(796)
Other assets and liabilities	5,700	(845)
Net cash provided by operating activities	348,677	318,140
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(142,073)	(140,869)
Cost of acquisitions, net of cash acquired	(21,338)	(17,447)
Cash paid for disposition of assets	(8,436)	—
Proceeds from the sale of assets	6,565	31,310
Investment in affiliates and other, net	63	(2,773)
Net cash used in investing activities	(165,219)	(129,779)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	230,393	57,311
Principal repayment of debt	(269,017)	(105,388)
Net change in commercial paper	—	—
Net increase/(decrease) in outstanding checks	6,796	(2,609)
Excess tax benefit of share-based compensation	2,406	3,525
Cash dividends	(109,821)	(102,702)
Shares acquired	(65,015)	(7,729)
Shares issued	—	1,307
Net cash used in financing activities	(204,258)	(156,285)
Effects of Exchange Rate Changes on Cash	(2,313)	179
Net (Decrease)/Increase in Cash and Cash Equivalents	(23,113)	32,255
Cash and cash equivalents at beginning of period	182,434	161,168
Cash and cash equivalents at end of period	$159,321	$193,423
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except shares and per share data)
(unaudited)

Note 1: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three and nine months ended October 2, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
With respect to the unaudited condensed consolidated financial information of the Company for the three- and nine-month periods ended October 2, 2016 and September 27, 2015 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 2, 2016 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.
During the third quarter of 2016, the Company reached a definitive agreement to sell its rigid plastics blow molding operations for $280,000. The transaction has received regulatory approval and is expected to be completed in early November 2016. The decision to sell the blow molding operations was made to focus on, and provide resources to further enhance, the Company's targeted growth businesses, including flexible packaging, thermoformed rigid plastics, and temperature-assurance packaging.  The Company’s rigid plastics blow molding operations include six manufacturing facilities in the U.S. and one in Canada and are reported within the Company's Consumer Packaging segment.  The sale does not represent a strategic shift for the Company that will have a major effect on the entity’s operations and financial results. Consequently, the sale does not meet the criteria for reporting as a discontinued operation.
In conjunction with the pending sale of its blow molding operations, the following major classes of assets and liabilities were classified as held for sale on the Company’s Condensed Consolidated Balance Sheet as of October 2, 2016:

October 2, 2016
Assets:
Trade accounts receivable, net of allowances	$32,115
Inventories	16,937
Prepaid expenses	525
Property, plant and equipment, net	41,539
Other intangible assets, net	15,028
Goodwill	77,140
Assets held for sale	$183,284

Liabilities:
Payable to suppliers	$18,674
Accrued expenses and other	1,452
Liabilities held for sale	$20,126

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except shares and per share data)
(unaudited)

Note 2: New Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-15, "Statement of Cash Flows (Topic 230)," which provides clarification on eight cash flow classification issues, including 1) debt prepayment or debt extinguishment costs, 2) settlement of relatively insignificant debt instruments, 3) contingent consideration payments, 4) insurance claim settlements, 5) life insurance settlements, 6) distributions received from equity method investees, 7) beneficial interests in securitization transactions, and 8) separately identifiable cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not expect the implementation of ASU 2016-15 to have a material effect on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses," which requires measurement and recognition of expected versus incurred credit losses for financial assets held. The guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods. The Company does not expect the implementation of ASU 2016-13 to have a material effect on its consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which provides guidance on recording revenue on a gross basis versus a net basis based on the determination of whether an entity is a principal or an agent when another party is involved in providing goods or services to a customer. The amendments in this Update affect the guidance in ASU No. 2014-09 and are effective in the same time frame as ASU 2014-09 as discussed below.
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
In May 2014, the FASB issued ASU 2014-09, "Revenue From Contracts With Customers," which changes the definitions/criteria used to determine when revenue should be recognized from being based on risks and rewards to being based on control. Among other changes, ASU 2014-09 changes the manner in which variable consideration is recognized, requires recognition of the time value of money when payment terms exceed one year, provides clarification on accounting for contract costs, and expands disclosure requirements. The effective date for implementation of ASU 2014-09 has been deferred and is now effective for reporting periods beginning after December 15, 2017. The Company is still assessing the impact of ASU 2014-09 on its consolidated financial statements, but expects the adoption to have the effect of accelerating the timing of revenue recognition compared to current standards for those arrangements under which the Company is producing customer-specific products without alternative use and would be entitled to payment for work completed, including a reasonable margin. The Company has not yet selected a transition method and is currently expecting to adopt this standard in the first quarter of fiscal 2018.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except shares and per share data)
(unaudited)

During the three- and nine-month periods ended October 2, 2016, there have been no other newly issued nor newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements. Further, at October 2, 2016, there were no other pronouncements pending adoption that are expected to have a material impact on the Company’s consolidated financial statements.

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
The Company completed the acquisition of Laminar Medica in the United Kingdom and Czech Republic, from Clinimed (Holdings) Limited, a privately held specialty medical products company based in the U.K. on September 19, 2016. The all-cash purchase price of the business was $17,475. In conjunction with this acquisition, the Company recorded net tangible assets of $6,215, identifiable intangibles of $4,918, and goodwill of $6,342, none of which is expected to be tax deductible. The allocation of the purchase price of Laminar to the tangible and intangible assets acquired and liabilities assumed was based on the Company's preliminary estimates of their fair value, based on information currently available. Management is continuing to finalize its valuation of certain assets and liabilities and expects to complete the allocation by the end of 2016. The acquisition is expected to generate approximately $16,000 of annual sales in the Protective Solutions segment.
The Company completed the acquisition of the temperature-controlled cargo container assets, licenses, trademarks, and manufacturing rights from AAR Corporation on August 30, 2016. Total consideration for this business was $6,000, including cash paid of $3,000, non-contingent deferred payments of $2,000, and a contingent purchase liability totaling $1,000. The non-contingent deferred payments are due in two installments, $1,000 payable 12 months from the closing date, and $1,000 payable 24 months from the closing date. The contingent purchase liability is based upon a highly attainable metric which the Company expects to be met. The contingent liability is payable in two installments, $500 due 36 months from the closing date and $500 due 48 months from the closing date. In relation to this acquisition, the Company recorded net tangible assets of $200 and identifiable intangibles of $5,800. The acquisition is expected to generate approximately $2,500 of annual sales in the Protective Solutions segment.
Subsequent to period end, on November 1, 2016 with an effective date of October 28, 2016, the Company completed the acquisition of Plastic Packaging Inc. (PPI), a privately held Hickory, N.C.-based flexible packaging company for $64,500 cash. Founded in 1957, PPI specializes in short-run, customized flexible packaging for consumer brands in markets including food products (i.e. frozen foods, baked goods, seafood), pet products (i.e. dry food, bird seed, litter), confection (i.e. seasonal promotions, heat-sealed chocolate packaging, hard and soft candy) and health and personal care (i.e. nutraceuticals, diapers, tissues/wipes). PPI operates two manufacturing facilities in Hickory, N.C., and Forest City, N.C., with approximately 170 employees. The acquisition is expected to generate approximately $42,000 of annual sales in the Consumer Packaging segment.
Acquisition-related costs of $943 and $288 were incurred in the three months ended October 2, 2016 and September 27, 2015, respectively. These costs totaled $2,092 and $3,536 for the nine months ended October 2, 2016 and September 27, 2015, respectively. Acquisition-related costs consist primarily of legal and professional fees and are included in "Selling, general and administrative expenses" in the Company's Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except shares and per share data)
(unaudited)

Note 4: Shareholders' Equity
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Numerator:
Net income attributable to Sonoco	$65,395	$43,914	$181,561	$194,073
Denominator:
Weighted average common shares outstanding:
Basic	100,925,000	101,548,000	101,320,000	101,454,000
Dilutive effect of stock-based compensation	654,000	857,000	640,000	933,000
Diluted	101,579,000	102,405,000	101,960,000	102,387,000
Reported net income attributable to Sonoco per common share:
Basic	$0.65	$0.43	$1.79	$1.91
Diluted	$0.64	$0.43	$1.78	$1.90
Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes the proceeds from the exercise of all dilutive stock appreciation rights (SARs) are used to repurchase the Company’s common stock. Certain SARs are not dilutive because either the exercise price is greater than the average market price of the stock during the reporting period or assumed repurchases from proceeds from the exercise of the SARs were antidilutive. These stock appreciation rights may become dilutive in the future if the market price of the Company's common stock appreciates.
The average number of stock appreciation rights that were not dilutive and therefore not included in the computation of diluted earnings per share during the three- and nine-month periods ended October 2, 2016 and September 27, 2015 was as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015

Anti-dilutive stock appreciation rights	—	1,165,126	476,581	718,845
No adjustments were made to reported net income attributable to Sonoco in the computations of earnings per share.
Stock Repurchases
On February 10, 2016, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company's common stock. During the nine months ended October 2, 2016, a total of 1,244,143 shares were repurchased under this authorization at a cost of $58,943; accordingly, at October 2, 2016, a total of 3,755,857 shares remain available for repurchase. These repurchases were made under the Company’s previously announced plan to utilize up to $100,000 to repurchase shares during 2016.
The Company frequently repurchases shares of its common stock to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 135,578 shares in the nine months ended October 2, 2016 at a cost of $6,072, and 169,590 shares in the nine months ended September 27, 2015 at a cost of $7,729.
Dividend Declarations
On July 20, 2016, the Board of Directors declared a regular quarterly dividend of $0.37 per share. This dividend was paid on September 9, 2016 to all shareholders of record as of August 12, 2016.
On October 18, 2016, the Board of Directors declared a regular quarterly dividend of $0.37 per share. This dividend is payable December 9, 2016 to all shareholders of record as of November 11, 2016.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except shares and per share data)
(unaudited)

Note 5: Restructuring and Asset Impairment
The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2016 and 2015 are reported as “2016 Actions” and “2015 Actions,” respectively. Actions initiated prior to 2015, all of which were substantially complete at October 2, 2016, are reported as “2014 and Earlier Actions.”
Following are the total restructuring and asset impairment charges/(credits), net of adjustments, and gains on dispositions recognized by the Company during the periods presented:

	2016		2015
	Third Quarter	Nine Months	Third Quarter	Nine Months
Restructuring/Asset impairment:
2016 Actions	$3,389	$29,434	$—	$—
2015 Actions	2,852	9,127	7,125	15,033
2014 and Earlier Actions	89	275	361	2,539
Other asset impairments	2,617	2,617	12,065	12,065
Restructuring/Asset impairment charges	$8,947	$41,453	$19,551	$29,637
Income tax benefit	$(2,097)	(10,442)	$(1,574)	(16,850)
Costs attributable to noncontrolling interests, net of tax	(34)	(78)	(5)	(75)
Total impact of restructuring/asset impairment charges, net of tax	$6,816	$30,933	$17,972	$12,712
Pre-tax restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Condensed Consolidated Statements of Income.
When recognizable in accordance with GAAP, the Company expects to recognize future additional charges totaling approximately $2,650 in connection with previously announced restructuring actions. The Company believes that the majority of these charges will be incurred and paid by the end of 2016. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken.
2016 Actions
During 2016, the Company announced the closure of four tubes and cores plants - one in the United States, one in Canada, one in Ecuador, and one in Switzerland (part of the Paper and Industrial Converted Products segment). The Company closed a packaging services center in Mexico (part of the Display and Packaging segment) and a fulfillment service center in Brazil (part of the Display and Packaging segment). The Company also began manufacturing rationalization efforts in its Reels division (part of the Paper and Industrial Converted Products segment), completed the sales of a paper mill in France (part of the Paper and Industrial Converted Products segment), and a retail security packaging plant in Puerto Rico (part of the Display and Packaging segment). In addition, approximately 120 positions were eliminated in the first nine months of 2016 in conjunction with the Company's ongoing organizational effectiveness efforts.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except shares and per share data)
(unaudited)

Below is a summary of 2016 Actions and related expenses by segment and by type incurred and estimated to be incurred through completion.

2016 Actions	Third Quarter 2016	Total Incurred to Date	Estimated Total Cost
Severance and Termination Benefits
Consumer Packaging	$766	$2,218	$2,468
Display and Packaging	372	3,025	3,525
Paper and Industrial Converted Products	1,187	$5,328	5,528
Protective Solutions	109	469	469
Corporate	3	1,442	1,442
Asset Impairment / Disposal of Assets
Consumer Packaging	—	(306)	(306)
Display and Packaging	475	2,712	2,712
Paper and Industrial Converted Products	—	13,279	13,279
Other Costs
Consumer Packaging	12	314	664
Display and Packaging	37	48	98
Paper and Industrial Converted Products	428	905	1,155
Total Charges and Adjustments	$3,389	$29,434	$31,034
The following table sets forth the activity in the 2016 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2016 Actions	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity 2016 Year to Date
Liability at December 31, 2015	$—	$—	$—	$—
2016 charges	12,482	15,685	1,267	29,434
Cash payments	(8,733)	(7,322)	(1,179)	(17,234)
Asset write downs/disposals	—	(8,363)	—	(8,363)
Foreign currency translation	(2)	—	(2)	(4)
Liability at October 2, 2016	$3,747	$—	$86	$3,833
Included in "Asset Impairment/Disposal of Assets" above is a loss of $12,694 from the sale of a paperboard mill in France in May 2016. Included in this loss was the divestiture of $8,436 of cash required in order to consummate the disposition with the acquiror. Other assets divested in connection with the sale included net fixed assets of $3,201, and other tangible assets, net of liabilities disposed, of $1,057. Also included in "Asset Impairment/Disposal of Assets" is a loss of $2,421 from the sale of a retail security packaging business in Puerto Rico in July 2016. The Company received proceeds of $1,816 from the sale of this business. Assets written off in connection with the sale included net fixed assets of $217, other tangible assets, net of liabilities disposed, of $858, goodwill of $1,215, and other intangible assets (customer lists) of $1,947.
"Other costs" consist primarily of costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance. The Company expects to pay the majority of the remaining 2016 Actions restructuring costs by the end of 2016 using cash generated from operations.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except shares and per share data)
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
Below is a summary of 2015 Actions and related expenses by segment and by type incurred and estimated to be incurred through completion.

	2016		2015		Total Incurred to Date	Estimated Total Cost
2015 Actions	Third Quarter	Nine Months	Third Quarter	Nine Months
Severance and Termination Benefits
Consumer Packaging	$642	$3,476	$2,997	$7,465	$18,523	$18,673
Display and Packaging	34	126	576	780	1,241	1,241
Paper and Industrial Converted Products	49	209	2,300	7,362	8,688	8,688
Protective Solutions	—	—	39	39	39	39
Corporate	(13)	(13)	210	2,409	2,762	2,762
Asset Impairment / Disposal of Assets
Consumer Packaging	$(268)	1,506	(53)	(4,883)	(2,797)	(2,797)
Display and Packaging	—	335	194	211	809	809
Paper and Industrial Converted Products	587	587	230	451	10,785	10,785
Other Costs
Consumer Packaging	$1,705	2,234	441	936	3,634	4,384
Display and Packaging	79	219	89	89	569	619
Paper and Industrial Converted Products	37	448	102	163	699	749
Corporate	—	—	—	11	11	11
Total Charges and Adjustments	$2,852	$9,127	$7,125	$15,033	$44,963	$45,963
The following table sets forth the activity in the 2015 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2015 Actions	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity 2016 Year to Date
Liability at December 31, 2015	$15,376	$—	$—	$15,376
2016 charges	3,890	3,031	3,064	9,985
Adjustments	(92)	(603)	(163)	(858)
Cash receipts/(payments)	(13,848)	603	(2,750)	(15,995)
Asset write downs/disposals	—	(3,031)	—	(3,031)
Foreign currency translation	(32)	—	5	(27)
Liability at October 2, 2016	$5,294	$—	$156	$5,450

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except shares and per share data)
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
Below is a summary of expenses/(income) incurred by segment for 2014 and Earlier Actions for the three- and nine- month periods ended October 2, 2016 and September 27, 2015.

	2016		2015
2014 & Earlier Actions	Third Quarter	Nine Months	Third Quarter	Nine Months
Consumer Packaging	$—	$—	$47	$926
Display and Packaging	—	—	(9)	(27)
Paper and Industrial Converted Products	71	123	25	1,059
Protective Solutions	18	152	298	581
Total Charges and Adjustments	$89	$275	$361	$2,539
The accrual for 2014 and Earlier Actions totaled $344 and $824 at October 2, 2016 and December 31, 2015, respectively, and is included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. The accrual relates primarily to unpaid severance. The Company expects the majority of the liability associated with 2014 and Earlier Actions to be paid by the end of 2016 using cash generated from operations.
Other Asset Impairments
In addition to the restructuring charges discussed above, during the Company's annual goodwill impairment testing conducted during the third quarter of 2016, management concluded that goodwill associated with the Company's Paper and Industrial Converted Products - Brazil reporting unit had become impaired as a result of the continued deterioration of economic conditions in Brazil. Accordingly, an impairment charge totaling $2,617, the entire amount of goodwill associated with this reporting unit, was recognized during the third quarter of 2016. No other impairments were identified during this most recently completed annual goodwill impairment testing.
Prior to July 1, 2015, the Company used Venezuela's official exchange rate to report the results of its operations in Venezuela. As a result of significant inflationary increases, and to avoid distortion of its consolidated results from translation of its Venezuelan operations, the Company concluded that it was an appropriate time to begin translating its Venezuelan operations using an alternative exchange rate. Accordingly, effective July 1, 2015, the Company began translating its Venezuelan operations using the most current published Venezuelan exchange rate (which at that time was known as the SIMADI rate). This resulted in a foreign exchange remeasurement loss on net monetary assets. In addition, the use of the significantly higher SIMADI rate resulted in the need to recognize impairment charges against inventories and certain long-term nonmonetary assets as the U.S. dollar value of projected future cash flows from these assets was no longer sufficient to recover their U.S. dollar carrying values. The combined impact of the impairment charges and remeasurement loss was $12,065 on both a before and after-tax basis, recognized in the third quarter of 2015.
These asset impairment charges and remeasurement loss are included in “Restructuring/Asset impairment charges” in the Company’s Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except shares and per share data)
(unaudited)

Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in the balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the nine months ended October 2, 2016 and September 27, 2015:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(5,152)	$(444,244)	$(253,137)	$(702,533)
Other comprehensive income/(loss) before reclassifications	1,318	(5,020)	10,282	6,580
Amounts reclassified from accumulated other comprehensive loss to net income	3,897	19,773	—	23,670
Amounts reclassified from accumulated other comprehensive loss to fixed assets	48	—	—	48
Net current-period other comprehensive income	5,263	14,753	10,282	30,298
Balance at October 2, 2016	$111	$(429,491)	$(242,855)	$(672,235)

Balance at December 31, 2014	$(5,962)	$(475,286)	$(127,603)	$(608,851)
Other comprehensive (loss) before reclassifications	(7,181)	(8,239)	(114,766)	(130,186)
Amounts reclassified from accumulated other comprehensive loss to net income	8,872	20,154	—	29,026
Amounts reclassified from accumulated other comprehensive loss to fixed assets	(237)	—	—	(237)
Net current-period other comprehensive income/(loss)	1,454	11,915	(114,766)	(101,397)
Balance at September 27, 2015	$(4,508)	$(463,371)	$(242,369)	$(710,248)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except shares and per share data)
(unaudited)

The following table summarizes the effects on net income of significant amounts reclassified from each component of accumulated other comprehensive loss for the three- and nine-month periods ended October 2, 2016 and September 27, 2015:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended		Nine Months Ended
Details about Accumulated Other Comprehensive Loss Components	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015	Affected Line Item in the Condensed Consolidated Statements of Net Income
Gains and losses on cash flow hedges
Foreign exchange contracts	$(2,370)	$(7,034)	$(5,217)	$(15,323)	Net sales
Foreign exchange contracts	907	3,811	2,339	8,318	Cost of sales
Commodity contracts	(541)	(2,244)	(3,346)	(7,201)	Cost of sales
	(2,004)	(5,467)	(6,224)	(14,206)	Total before tax
	630	1,934	2,327	5,334	Tax benefit
	$(1,374)	$(3,533)	$(3,897)	$(8,872)	Net of tax
Defined benefit pension items
Amortization of defined benefit pension items(a)	$(7,392)	$(8,059)	$(21,903)	$(23,931)	Cost of sales
Amortization of defined benefit pension items(a)	(2,464)	(2,686)	(7,301)	(7,976)	Selling, general and administrative
	(9,856)	(10,745)	(29,204)	(31,907)	Total before tax
	2,227	3,973	9,431	11,753	Tax benefit
	$(7,629)	$(6,772)	$(19,773)	$(20,154)	Net of tax
Total reclassifications for the period	$(9,003)	$(10,305)	$(23,670)	$(29,026)	Net of tax

(a)	See Note 10 for additional details.
At October 2, 2016, the Company had commodity contracts outstanding to fix the costs of certain anticipated purchases of natural gas and aluminum, and foreign currency contracts to hedge certain anticipated foreign currency denominated sales and purchases. The amounts included in accumulated other comprehensive loss related to these cash flow hedges were net gains of $(342) ($(111) after tax) at October 2, 2016, and net losses of $8,036 ($5,152 after tax) at December 31, 2015.
The cumulative tax impact on Cash Flow Hedges included in Accumulated Other Comprehensive Loss was a provision of $(231) at October 2, 2016, and a benefit of $2,884 at December 31, 2015. During the three- and nine-month periods ended October 2, 2016, the tax benefit on Cash Flow Hedges changed by $(409) and $(3,115), respectively.
The cumulative tax benefit on Defined Benefit Pension Items was $241,263 at October 2, 2016, and $247,788 at December 31, 2015. During the three- and nine-month periods ended October 2, 2016, the tax benefit on Defined Benefit Pension Items changed by $(1,539) and $(6,525), respectively.
During the three- and nine-month periods ended October 2, 2016, changes in noncontrolling interests included foreign currency translation adjustments of $(363) and $1,775, respectively.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except shares and per share data)
(unaudited)

Note 7: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill by segment for the nine months ended October 2, 2016 is as follows:

	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Goodwill at December 31, 2015	$487,342	$204,629	$227,325	$221,165	$1,140,461
Acquisitions	—	—	417	6,342	6,759
Dispositions	—	(1,215)	—	—	(1,215)
Reclassified to assets held for sale	(77,140)	—	—	—	(77,140)
Impairment loss	—	—	(2,617)	—	(2,617)
Foreign currency translation	7,563	—	2,746	7	10,316
Other	(71)	—	—	—	(71)
Goodwill at October 2, 2016	$417,694	$203,414	$227,871	$227,514	$1,076,493

Acquisitions in 2016 resulted in the addition of $6,759 of goodwill. Of this total, $417 was recorded in connection with the June 2016 acquisition of a small tubes and cores business in Australia and $6,342 was recorded in connection with the September 2016 acquisition of Laminar Medica.
In July 2016, the Company disposed of a retail security packaging plant in Juncos, Puerto Rico. In connection with this disposal, the Company wrote off $1,215 of goodwill. See Note 5 for additional information.
The Company assesses goodwill for impairment annually and from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. The Company completed its most recent annual goodwill impairment testing during the third quarter of 2016. As part of this testing, the Company analyzes certain qualitative and quantitative factors in determining goodwill impairment. During this most recent testing, management concluded that goodwill associated with the Company's Paper and Industrial Converted Products - Brazil reporting unit had become impaired as a result of the continued deterioration of economic conditions in Brazil. Accordingly, an impairment charge totaling $2,617, the entire amount of goodwill associated with this reporting unit, was recognized during the three months ended October 2, 2016. The charge is included in “Restructuring/Asset impairment charges” in the Condensed Consolidated Statements of Income. See Note 5 for additional information.
Based on its assessments, the Company concluded that there was no impairment of goodwill for any of its other reporting units. The assessments reflected a number of significant management assumptions and estimates including the Company's forecast of sales volumes and prices, profit margins, income taxes, capital expenditures and changes in working capital requirements. Changes in these assumptions and/or discount rates could materially impact the Company's conclusions.
Although no reporting units failed the assessments noted above, in management’s opinion, the reporting units having the greatest risk of a significant future impairment if actual results fall short of expectations are Display and Packaging, and Paper and Industrial Converted Products - Europe. Total goodwill associated with these reporting units was approximately $203,414 and $91,700, respectively, at October 2, 2016. A large portion of sales in the Display and Packaging reporting unit is concentrated in one customer. The business with this customer is currently under negotiation for contract renewal. If a significant amount of business were lost and not replaced under similar terms, a goodwill impairment charge could be incurred.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except shares and per share data)
(unaudited)

Other Intangible Assets
A summary of other intangible assets as of October 2, 2016 and December 31, 2015 is as follows:

	October 2, 2016	December 31, 2015
Other Intangible Assets, gross:
Patents	$15,865	$12,716
Customer lists	347,503	381,938
Trade names	19,271	19,246
Proprietary technology	20,748	17,738
Land use rights	299	297
Other	1,418	1,223
Other Intangible Assets, gross	$405,104	$433,158

Accumulated Amortization:
Patents	(5,360)	(3,784)
Customer lists	(167,627)	(171,590)
Trade names	(2,588)	(2,171)
Proprietary technology	(10,769)	(9,518)
Land use rights	(42)	(40)
Other	(947)	(960)
Total Accumulated Amortization	$(187,333)	$(188,063)
Other Intangible Assets, net	$217,771	$245,095
Other intangible assets are amortized on a straight-line basis over their respective useful lives, which generally range from three to forty years. The Company has no intangible assets with indefinite lives.
The Company recorded $11,015 of identifiable intangibles in connection with 2016 acquisitions. Of this total, approximately $4,943 related to customer lists, $3,000 to proprietary technology, $2,898 to patents, and $174 to non-compete agreements. These intangibles will be amortized over their weighted average useful life of 10.6 years. See Note 3 for additional information.
Also during 2016, the Company wrote off customer lists totaling $1,947 in connection with the sale of a retail security packaging business in Puerto Rico. See Note 5 for additional information.
During the third quarter of 2016 the Company reclassified $15,028 of intangible assets to "Assets held for sale" in conjunction with the pending sale of its rigid plastics blow molding business. See Note 1 for additional information.
Aggregate amortization expense was $7,767 and $8,533 for the three months ended October 2, 2016 and September 27, 2015, respectively, and $24,334 and $24,857, for the nine months ended October 2, 2016 and September 27, 2015, respectively. Amortization expense on other intangible assets is expected to total approximately $31,400 in 2016, $29,200 in 2017, $28,800 in 2018, $27,400 in 2019 and $25,100 in 2020.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except shares and per share data)
(unaudited)

Note 8: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	October 2, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$1,030,338	$1,156,185	$1,015,270	$1,081,732
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
Cash Flow Hedges
At October 2, 2016 and December 31, 2015, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. These contracts, which have maturities ranging to December 2017, qualify as cash flow hedges under U.S. GAAP. To the extent considered effective, the changes in fair value of these contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which the hedged item impacts earnings. The Company has determined all hedges to be highly effective and as a result no material ineffectiveness has been recorded.
Commodity Cash Flow Hedges
The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas and aluminum. At October 2, 2016, natural gas swaps covering approximately 8.3 MMBTUs were outstanding. These contracts represent approximately 74% and 76% of anticipated U.S. and Canadian usage for the remainder of 2016 and 2017, respectively. Additionally, the Company had swap contracts covering 2,464 metric tons of aluminum and 660 short tons of old corrugated containers (OCC), representing approximately 55% and less than 1% of anticipated usage for the remainder of 2016, respectively. The fair values of the Company’s commodity cash flow hedges netted to a gain position of $439 at October 2, 2016 and a loss position of $(3,611) at December 31, 2015. The amount of the gain included in Accumulated Other Comprehensive Loss at October 2, 2016, that is expected to be reclassified to the income statement during the next twelve months is $249.
Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases forecast to occur in 2016. The net positions of these contracts at October 2, 2016 were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	1,917,279
Mexican peso	purchase	129,002
Canadian dollar	purchase	19,917
British pound	purchase	8,427
Russian ruble	purchase	4,918
Turkish lira	purchase	374
New Zealand dollar	sell	(157)
Polish zloty	sell	(668)
Australian dollar	sell	(1,522)
Euro	sell	(10,267)
The fair value of these foreign currency cash flow hedges netted to a gain position of $202 at October 2, 2016 and a loss position of $(4,612) at December 31, 2015. During the nine months ended October 2, 2016, certain foreign currency cash flow hedges related to construction in progress were settled as the related capital expenditures were made. Losses from these hedges totaling $48 were reclassified from accumulated other comprehensive loss and included in the

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except shares and per share data)
(unaudited)

carrying value of the assets acquired. During the next twelve months, a gain of $165 is expected to be reclassified from Accumulated Other Comprehensive Loss to the income statement.
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
The net positions of these contracts at October 2, 2016, were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	2,355,160
Mexican peso	purchase	241,133
Canadian dollar	purchase	13,768
The fair value of the Company’s other derivatives was $(57) and $(2,180) at October 2, 2016 and December 31, 2015, respectively.
The following table sets forth the location and fair values of the Company’s derivative instruments at October 2, 2016 and December 31, 2015:

Description	Balance Sheet Location	October 2, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$634	$8
Commodity Contracts	Other assets	$252	$—
Commodity Contracts	Accrued expenses and other	$(314)	$(3,425)
Commodity Contracts	Other liabilities	$(133)	$(194)
Foreign Exchange Contracts	Prepaid expenses	$1,147	$156
Foreign Exchange Contracts	Accrued expenses and other	$(945)	$(4,768)
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Prepaid expenses	$119	$50
Foreign Exchange Contracts	Accrued expenses and other	$(176)	$(2,230)
While certain of the Company’s derivative contract arrangements with its counterparties provide for the ability to settle contracts on a net basis, the Company reports its derivative positions on a gross basis. There are no collateral arrangements or requirements in these agreements.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except shares and per share data)
(unaudited)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the three months ended October 2, 2016 and September 27, 2015:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships:
Three months ended October 2, 2016
Foreign Exchange Contracts	$130	Net sales	$(2,370)	Net sales	$—
		Cost of sales	$907
Commodity Contracts	$(1,110)	Cost of sales	$(541)	Cost of sales	$(54)
Three months ended September 27, 2015
Foreign Exchange Contracts	$(3,161)	Net sales	$(7,034)	Net sales	$—
		Cost of sales	$3,811
Commodity Contracts	$(1,728)	Cost of sales	$(2,244)	Cost of sales	$(30)

Description	Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Derivatives not Designated as Hedging Instruments:
Three months ended October 2, 2016
Foreign Exchange Contracts	Cost of sales	$—
	Selling, general and administrative	$(743)
Three months ended September 27, 2015
Foreign Exchange Contracts	Cost of sales
	Selling, general and administrative	$(3,949)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except shares and per share data)
(unaudited)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the nine months ended October 2, 2016 and September 27, 2015:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships:
Nine months ended October 2, 2016
Foreign Exchange Contracts	$1,700	Net sales	$(5,217)	Net sales	$—
		Cost of sales	$2,339
Commodity Contracts	$406	Cost of sales	$(3,346)	Cost of sales	$(52)
Nine months ended September 27, 2015
Foreign Exchange Contracts	$(6,952)	Net sales	$(15,323)	Net sales	$—
		Cost of sales	$8,318
Commodity Contracts	$(5,080)	Cost of sales	$(7,201)	Cost of sales	$80

Description	Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Derivatives not Designated as Hedging Instruments:
Nine months ended October 2, 2016
Foreign Exchange Contracts	Cost of sales	$—
	Selling, general and administrative	$373
Nine months ended September 27, 2015
Foreign Exchange Contracts	Cost of sales
	Selling, general and administrative	$(3,102)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except shares and per share data)
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
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	October 2, 2016	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$439	$—	$439	$—
Foreign exchange contracts	202	—	202	—
Non-hedge derivatives, net:
Foreign exchange contracts	(57)	—	(57)	—
Deferred compensation plan assets	341	341	—	—

Description	December 31, 2015	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(3,611)	$—	$(3,611)	$—
Foreign exchange contracts	(4,612)	—	(4,612)	—
Non-hedge derivatives, net:
Foreign exchange contracts	(2,180)	—	(2,180)	—
Deferred compensation plan assets	460	460	—	—
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
The Company does not currently have any non-financial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company’s financial assets or liabilities is measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the three- and nine-month periods ended October 2, 2016.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except shares and per share data)
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
The Company froze participation in its U.S. qualified defined benefit pension plan for newly hired salaried and non-union hourly employees effective December 31, 2003. To replace this benefit, the Company provides non-union U.S. employees hired on or after January 1, 2004, with an annual contribution, called the Sonoco Retirement Contribution (SRC), to their participant accounts in the Sonoco Retirement and Savings Plan. The SRC is equal to 4% of the participant's eligible pay plus 4% of eligible pay in excess of the social security wage base. Also eligible for the SRC are former participants of the U.S. qualified defined benefit pension plan who elected to transfer out of that plan under a one-time option effective January 1, 2010.
On February 4, 2009, the U.S. qualified defined benefit pension plan was amended to freeze plan benefits for all active participants effective December 31, 2018. Remaining active participants in the U.S. qualified plan will become eligible for SRC contributions effective January 1, 2019.
The components of net periodic benefit cost include the following:

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Retirement Plans
Service cost	$4,938	$5,735	$14,760	$17,076
Interest cost	14,842	17,657	45,152	52,419
Expected return on plan assets	(21,201)	(23,485)	(64,633)	(69,738)
Amortization of net transition obligation	—	39	—	120
Amortization of prior service cost	188	185	569	552
Amortization of net actuarial loss	9,958	10,581	29,514	31,414
Net periodic benefit cost	$8,725	$10,712	$25,362	$31,843
Retiree Health and Life Insurance Plans
Service cost	$77	$195	$233	$579
Interest cost	120	228	364	675
Expected return on plan assets	(393)	(411)	(1,191)	(1,218)
Amortization of prior service credit	(124)	(26)	(376)	(77)
Amortization of net actuarial gain	(166)	(34)	(503)	(102)
Net periodic benefit income	$(486)	$(48)	$(1,473)	$(143)

The Company made aggregate contributions of $26,594 and $16,551 to its defined benefit retirement and retiree health and life insurance plans during the nine months ended October 2, 2016 and September 27, 2015, respectively. The Company anticipates that it will make additional aggregate contributions of approximately $6,000 to its defined benefit retirement and retiree health and life insurance plans over the remainder of 2016.

Sonoco Retirement Contribution (SRC)
The Sonoco Retirement Contribution, which is funded annually in the first quarter, totaled $13,352 during the nine months ended October 2, 2016, and $12,865 during the nine months ended September 27, 2015. No additional SRC contributions are expected during the remainder of 2016. The Company recognized expense related to the SRC of $3,682 and $4,215 for the quarters ended October 2, 2016 and September 27, 2015, respectively, and $10,277 and $11,144 for the nine months ended October 2, 2016 and September 27, 2015, respectively.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except shares and per share data)
(unaudited)

Note 11: Income Taxes
The Company’s effective tax rate for the three- and nine-month periods ending October 2, 2016, was 32.1% and 32.3%, respectively, and its effective tax rate for the three- and nine-month periods ending September 27, 2015, was 37.7% and 28.6%, respectively. The rate for the current year quarter varied from the U.S. statutory rate due to the favorable effect of certain international operations that are subject to tax rates generally lower than the U.S. rate and the favorable effect of the manufacturer’s deduction on U.S. taxes. The rate for the prior year's quarter was higher than the U.S. statutory rate due to charges in certain foreign jurisdictions which were not deductible for tax purposes. The effective tax rates for the nine-month periods ended October 2, 2016 and September 27, 2015 were both favorable to the U.S. statutory rate due to beneficial tax rates in certain foreign jurisdictions and due to tax benefits arising from the disposition of certain operating facilities in both periods.
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
The Display and Packaging segment includes the following products and services: point-of-purchase displays; supply chain management services; retail packaging, including printed backer cards, thermoformed blisters and heat sealing equipment; and paperboard specialties, such as coasters and glass covers.
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
The following table sets forth net sales, intersegment sales and operating profit for the Company’s reportable segments. “Segment operating profit” is defined as the segment’s portion of “Income before interest and income taxes” excluding restructuring charges, asset impairment charges, acquisition-related costs, and certain other items, if any, the exclusion of which the Company believes improves comparability and analysis of the financial performance of the business. General corporate expenses have been allocated as operating costs to each of the Company’s reportable segments. "Other, net" for the nine months ended September 27, 2015 is largely comprised of a $32,543 gain from the reversal of environmental liability reserves related to the Fox River environmental claims.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except shares and per share data)
(unaudited)

SEGMENT FINANCIAL INFORMATION

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Net sales:
Consumer Packaging	$519,729	$521,499	$1,558,074	$1,572,490
Display and Packaging	132,016	162,945	407,157	450,334
Paper and Industrial Converted Products	424,615	427,753	1,281,031	1,298,940
Protective Solutions	132,364	130,395	394,418	375,470
Consolidated	$1,208,724	$1,242,592	$3,640,680	$3,697,234
Intersegment sales:
Consumer Packaging	$1,357	$1,587	$4,285	$4,588
Display and Packaging	683	523	1,806	1,371
Paper and Industrial Converted Products	25,241	26,243	75,158	78,832
Protective Solutions	257	731	1,129	1,796
Consolidated	$27,538	$29,084	$82,378	$86,587
Income before interest and income taxes:
Segment operating profit:
Consumer Packaging	$63,761	$55,282	$186,135	$166,840
Display and Packaging	5,153	5,405	13,464	7,278
Paper and Industrial Converted Products	33,239	32,292	104,018	99,052
Protective Solutions	12,580	12,911	38,826	36,200
Restructuring/Asset impairment charges	(8,947)	(19,551)	(41,453)	(29,637)
Other, net	(943)	(6,858)	(2,191)	22,816
Consolidated	$104,843	$79,481	$298,799	$302,549

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
At December 31, 2015, U.S. Mills had reserves totaling $3,896 for potential liabilities associated with the Appvion claim. Through October 2, 2016, the Company has spent approximately $687 on legal costs related to this claim, leaving a reserve of $3,209 remaining at October 2, 2016. The actual costs that may be incurred associated with the Appvion claim are dependent upon many factors and it is possible that costs could ultimately be higher than the amount provided

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except shares and per share data)
(unaudited)

for in the remaining reserve. Because of the continuing uncertainties surrounding U.S. Mills' possible liability, including a potentially favorable resolution, the Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts reserved, and an adverse resolution of these matters could have an adverse effect on the Company's financial position, results of operations and/or cash flows. The Company believes that the maximum additional exposure to its consolidated financial position beyond the amount reserved at is limited to the equity position of U.S. Mills, which was approximately $129,000 at October 2, 2016.
Tegrant
On November 8, 2011, the Company completed the acquisition of Tegrant. During its due diligence, the Company identified several potential environmentally contaminated sites. The total remediation cost of these sites was estimated to be $18,850 at the time of acquisition and an accrual in this amount was recorded on Tegrant’s opening balance sheet. Since the acquisition, the Company has spent a total of $795 on remediation of these sites. During 2014 and 2015, the Company increased its reserves for these sites by a total of $392 in order to reflect its best estimate of what it is likely to pay in order to complete the remediation. At October 2, 2016 and December 31, 2015, the Company's accrual for Tegrant's environmental contingencies totaled $18,447 and $18,521, respectively. The Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts accrued with respect to this exposure. However, the Company does not believe that the resolution of this matter has a reasonable possibility of having a material adverse effect on the Company's financial statements.
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
Summary
As of October 2, 2016 and December 31, 2015, the Company (and its subsidiaries) had accrued $24,373 and $25,195, respectively, related to environmental contingencies. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets.
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and Directors of Sonoco Products Company:
We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company and its subsidiaries (the "Company") as of October 2, 2016, and the related condensed consolidated statements of income and comprehensive income for the three and nine-month periods ended October 2, 2016 and September 27, 2015 and the condensed consolidated statement of cash flows for the nine-month periods ended October 2, 2016 and September 27, 2015. These interim financial statements are the responsibility of the Company’s management.
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
As discussed in Note 2 to the accompanying condensed consolidated interim financial statements, the Company changed its method of accounting for Debt Issuance Costs in the nine-month period ended October 2, 2016. The accompanying December 31, 2015 condensed consolidated balance sheet reflects this change.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
November 2, 2016

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

SONOCO PRODUCTS COMPANY

COMPANY OVERVIEW
Sonoco is a leading provider of consumer packaging, industrial products, protective packaging and packaging supply chain services, with approximately 330 locations in 35 countries.
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
Third Quarter 2016 Compared with Third Quarter 2015
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

	For the three months ended October 2, 2016
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment (1)	Other Adjustments(2)	Base
Income before interest and income taxes	$104,843	$8,947	$943	$114,733
Interest expense, net	12,437	—	—	12,437
Income before income taxes	92,406	8,947	943	102,296
Provision for income taxes	29,618	2,097	(357)	31,358
Income before equity in earnings of affiliates	62,788	6,850	1,300	70,938
Equity in earnings of affiliates, net of tax	3,190	—	—	3,190
Net income	65,978	6,850	1,300	74,128
Net (income) attributable to noncontrolling interests	(583)	(34)	—	(617)
Net income attributable to Sonoco	$65,395	$6,816	$1,300	$73,511
Per diluted common share	$0.64	$0.07	$0.01	$0.72

(1) Includes goodwill impairment charge related to industrial converting products business in Brazil.
(2)Consists primarily of costs related to acquisitions, potential acquisitions, and a small income tax reserve adjustment.

SONOCO PRODUCTS COMPANY

	For the three months ended September 27, 2015
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment (1)	Other Adjustments	Base
Income before interest and income taxes	$79,481	$19,551	$6,858	$105,890
Interest expense, net	13,687	—	—	13,687
Income before income taxes	65,794	19,551	6,858	92,203
Provision for income taxes	24,775	1,574	2,018	28,367
Income before equity in earnings of affiliates	41,019	17,977	4,840	63,836
Equity in earnings of affiliates, net of tax	2,976	—	—	2,976
Net income	43,995	17,977	4,840	66,812
Net (income) attributable to noncontrolling interests	(81)	(5)	—	(86)
Net income attributable to Sonoco	$43,914	$17,972	$4,840	$66,726
Per diluted common share	$0.43	$0.18	$0.05	$0.65
(1) Includes $12,065 of asset impairments related to the devaluation of the Venezuelan Bolivar.

RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended October 2, 2016 versus the three months ended September 27, 2015.
OVERVIEW
Net sales for the third quarter of 2016 decreased 2.7% to $1,209 million, compared with $1,243 million in the same period last year. The decline in sales was the result of the previously disclosed discontinuation of the Company's contract packaging business in Irapuato, Mexico, the divestitures of a paper mill in France and a retail security packaging facility in Puerto Rico, and lower selling prices, driven by generally lower raw material prices.
Net income attributable to Sonoco for the third quarter of 2016 increased 48.9% to $65.4 million, compared to $43.9 million reported for the same period of 2015. Current quarter net income includes after-tax restructuring and asset impairment charges of $6.8 million and after-tax acquisition and non-base tax charges of $1.3 million. Results for the third quarter of 2015 include after-tax restructuring and asset impairment charges of $18.0 million, and after-tax legal and financial professional services of $4.8 million incurred to investigate and correct financial misstatements at our former Irapuato, Mexico, packaging center. Adjusted for these items, base net income attributable to Sonoco (base earnings) increased 10.2% to $73.5 million ($0.72 per diluted share) in the third quarter of 2016 versus $66.7 million ($0.65 per diluted share) in 2015.
The higher third quarter 2016 base earnings were largely driven by improved results from our Consumer Packaging segment along with continued improvement in our Paper and Industrial Converted Products segment. Overall, compared to the prior year quarter, the Company's earnings benefited from gains from fixed-cost productivity, a positive price/cost relationship, manufacturing productivity and lower pension and post-retirement benefit costs.
Offsetting these positive factors were higher labor, maintenance and other operating costs while overall volume was essentially flat for the quarter. Current-quarter earnings reflect a 101 basis point increase in the Company's overall gross profit margin compared to the prior year's quarter, largely due to the overall favorable price/cost relationship and improved manufacturing productivity.

SONOCO PRODUCTS COMPANY

OPERATING REVENUE
Net sales for the third quarter of 2016 decreased $34 million from the prior-year quarter.
The components of the sales change were:

($ in millions)
Volume/mix	$—
Selling prices	(4)
Acquisitions and Divestitures	(6)
Foreign currency translation and other, net	(24)

Total sales decrease	$(34)

In order to enhance the meaningfulness of reported changes in volume/mix, a $20 million reduction in packaging center sales resulting from changes in the level of activity, primarily from the previously reported loss of contract packaging business in Irapuato, Mexico, is classified above as "other" due to the low/inconsistent correlation that typically exists between changes in revenue and operating profit in our packaging center operations.

COSTS AND EXPENSES
A positive price/cost relationship (the relationship of the change in sales prices to the change in costs of materials, energy and freight), which was due to costs decreasing more than selling prices, together with lower pension expense and productivity improvements, benefited gross margin, but were partially offset by higher maintenance, labor, and other costs. The translation impact of a stronger dollar lowered reported cost of goods sold by approximately $7.6 million compared to the third quarter of 2015. The gross profit margin percentage improved to 19.5% this quarter compared to 18.5% in the prior-year quarter.
Third-quarter selling, general and administrative ("SG&A") costs decreased $8.8 million, or 6.7%, from the prior year's quarter. Last year's third quarter included approximately $6.6 million of legal and professional fees related to the investigation and correction of financial misstatements at our former Irapuato, Mexico packaging center. In addition, the Company benefitted in the 2016 quarter from lower year-over-year pension and post-retirement benefit costs, fixed cost reductions, and the impact of foreign currency translation. These positive factors were partially offset by higher wages and management incentive costs.
Current quarter restructuring costs and asset impairment charges totaled $8.9 million compared with $19.6 million in the same period last year. Charges in the current quarter include restructuring expenses related to the Company's organizational effectiveness efforts and plant closure activities, and a goodwill impairment charge for the Company's industrial operations in Brazil. Restructuring costs and asset impairment charges in the prior year's third quarter included foreign currency translation related impairment charges of $12.1 million on Venezuelan assets, with the remainder related to organizational effectiveness efforts and other plant closure costs. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Net interest expense for the third quarter decreased to $12.4 million, compared with $13.7 million during the third quarter of 2015. The decrease was due to lower year-over-year debt levels.
The effective tax rate on GAAP and base earnings in the third quarter of 2016 was 32.1% and 30.7%, respectively, compared with 37.7% and 30.8%, respectively, for last year's quarter. The main driver of the year-over-year decrease in the GAAP income tax rate was the impact on the prior-year's rate from the Venezuelan asset impairment charges for which no tax benefit was recorded.

SONOCO PRODUCTS COMPANY

REPORTABLE SEGMENTS
The following table recaps net sales for the third quarters of 2016 and 2015 ($ in thousands):

	Three Months Ended
	October 2, 2016	September 27, 2015	% Change
Net sales:
Consumer Packaging	$519,729	$521,499	(0.3)%
Display and Packaging	132,016	162,945	(19.0)%
Paper and Industrial Converted Products	424,615	427,753	(0.7)%
Protective Solutions	132,364	130,395	1.5%
Consolidated	$1,208,724	$1,242,592	(2.7)%
Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Three Months Ended
	October 2, 2016	September 27, 2015	% Change
Income before interest and income taxes:
Segment operating profit
Consumer Packaging	$63,761	$55,282	15.3%
Display and Packaging	5,153	5,405	(4.7)%
Paper and Industrial Converted Products	33,239	32,292	2.9%
Protective Solutions	12,580	12,911	(2.6)%
Restructuring/Asset impairment charges	(8,947)	(19,551)	(54.2)%
Other, net	(943)	(6,858)
Consolidated	$104,843	$79,481	31.9%

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the third quarters of 2016 and 2015 ($ in thousands):

	Three Months Ended
	October 2, 2016	September 27, 2015
Restructuring/Asset impairment charges:
Consumer Packaging	$2,857	$3,432
Display and Packaging	997	850
Paper and Industrial Converted Products	4,976	14,722
Protective Solutions	127	336
Corporate	(10)	211
Total	$8,947	$19,551
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
Segment sales decreased 0.3% from the prior year's quarter due to lower selling prices, stemming primarily from lower resin and metal costs, and lower composite can volume. These negative factors were mostly offset by higher volumes in our plastics and flexible packaging businesses.
Segment operating profit increased 15.3% over the prior year's quarter as segment operating margins improved to 12.3% of sales compared to 10.8% in the prior-year quarter. Overall, the segment benefited from a positive price/cost relationship and lower pension costs. These positive factors were partially offset by higher labor, maintenance and other operating costs. Over the coming year, segment operating profit margins are anticipated to decline from current levels due to expected unfavorable changes in the price/cost relationship, including the impact of contract renegotiations.
During the third quarter of 2016, the Company reached a definitive agreement to sell its rigid plastics blow molding operations to Amcor Ltd. The transaction is expected to be completed in early November 2016. The disposition of these operations is expected to impact annual sales by approximately $205 million. The reduction in sales is expected to impact fourth quarter 2016 and full year 2017 sales comparisons by approximately $30 million and $175 million, respectively. The disposition is not expected to notably affect segment operating margin percentages.

Display and Packaging
The Display and Packaging segment includes the following products and services: point-of-purchase displays; supply chain management services; retail packaging, including printed backer cards, thermoformed blisters and heat sealing equipment; and paperboard specialties, such as coasters and glass covers.
Reported sales for the quarter were down 19.0% compared to last year’s quarter due primarily to the previously reported discontinuation of the Company’s contract packaging business in Irapuato, Mexico. Additionally, volumes were down in our international packaging fulfillment and retail security businesses.
Segment operating profit decreased $0.3 million, or 4.7%, from the prior year's quarter due to lower volume, most notably in retail security packaging, which was partially offset by an overall positive price/cost relationship.
Paper and Industrial Converted Products
The Paper and Industrial Converted Products segment includes the following products: paperboard tubes and cores; fiber-based construction tubes and forms; wooden, metal and composite wire and cable reels and spools; and recycled paperboard, linerboard, corrugating medium, recovered paper and material recycling services.
Reported segment sales declined approximately 0.7% as the divestiture of a paperboard mill in France, lower reels and recycling volume, lower paper prices and the impact of foreign exchange translation were mostly offset by increased sales prices in our global tubes and cores and recycling businesses.
Operating profit increased 2.9% as strong productivity improvements and lower pension costs were largely offset by an overall negative price/cost relationship mostly driven by corrugating medium. In corrugating medium, lower selling prices and reduced volume, which also had a negative impact on productivity, resulted in a $4.0 million year-over-year reduction in product line profitability. Excluding corrugating medium, the segment showed significant earnings improvement on solid gains in manufacturing productivity and lower fixed costs.
The Company's corrugating medium operation, which consists of only one machine, has been and continues to be under pressure due to market supply in North America exceeding demand. As a result, larger competitors have moved to sell their excess capacity in the export market, which is a key target market for the Company. This has resulted in lower prices and reduced volume for our corrugating medium operation. Management is seeking both near and long-term solutions including, but not limited to, modified run schedules, targeted cost reductions, strategic partnerships, and potential closure of the operation.

SONOCO PRODUCTS COMPANY

Protective Solutions
The Protective Solutions segment includes the following products: custom-engineered, paperboard-based and expanded foam protective packaging and components; and temperature-assured packaging.
Segment sales for the quarter were up 1.5% year over year on volume/mix improvement, partially offset by lower selling prices.
Operating profits decreased 2.6% as a positive price/cost relationship was more than offset by higher labor, maintenance and other operating costs.

Nine Months Ended October 2, 2016 Compared with Nine Months Ended September 27, 2015

RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for each of the periods presented.

	For the nine months ended October 2, 2016
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment (1)	Other Adjustments(2)	Base
Income before interest and income taxes	$298,799	$41,453	$2,191	$342,443
Interest expense, net	39,768	—	—	39,768
Income before income taxes	259,031	41,453	2,191	302,675
Provision for income taxes	83,602	10,442	(17)	94,027
Income before equity in earnings of affiliates	175,429	31,011	2,208	208,648
Equity in earnings of affiliates, net of tax	7,457	—	—	7,457
Net income	182,886	31,011	2,208	216,105
Net (income) attributable to noncontrolling interests	(1,325)	(78)	—	(1,403)
Net income attributable to Sonoco	$181,561	$30,933	$2,208	$214,702
Per diluted common share	$1.78	$0.30	$0.02	$2.11

(1) Includes goodwill impairment charge related to industrial converting products business in Brazil.
(2)Consists primarily of costs related to acquisitions and potential acquisitions.

	For the nine months ended September 27, 2015
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment (1)	Other Adjustments (2)	Base
Income before interest and income taxes	$302,549	$29,637	$(22,816)	$309,370
Interest expense, net	40,509	—	—	40,509
Income before income taxes	262,040	29,637	(22,816)	268,861
Provision for income taxes	75,019	16,850	(7,214)	84,655
Income before equity in earnings of affiliates	187,021	12,787	(15,602)	184,206
Equity in earnings of affiliates, net of tax	7,291	—	—	7,291
Net income	194,312	12,787	(15,602)	191,497
Net (income) attributable to noncontrolling interests	(239)	(75)	—	(314)
Net income attributable to Sonoco	$194,073	$12,712	$(15,602)	$191,183
Per diluted common share	$1.90	$0.12	$(0.15)	$1.87
(1) Includes disposal and income tax gains related to the sale of a portion of the Company's metal ends and closures business and asset impairments related to the devaluation of the Venezuelan Bolivar.
(2) Consists primarily of a gain from the release of reserves related to the partial settlement of the Fox River environmental claims, an income tax gain from the release of a valuation allowance against tax loss carryforwards in Spain, legal and professional expenses associated with the Company's investigation of financial misstatements in Mexico, and acquisition-related costs.

SONOCO PRODUCTS COMPANY

RESULTS OF OPERATIONS
The following discussion provides a review of results for the nine months ended October 2, 2016 versus the nine months ended September 27, 2015.
OVERVIEW
Net sales for the nine months ended October 2, 2016 decreased 1.5% to $3,641 million, compared with $3,697 million in the same period last year. As a result of the Company's accounting calendar, the nine months ended October 2, 2016 contained 276 days, which is 6 more calendar days than the same period last year. However, for the majority of the Company's operations, the nine months ended October 2, 2016 only contained 4 more business days, a 2.1% increase over the same period last year. This increase, along with other volume gains, were more than offset by the negative impact on reported sales from foreign currency translation, lower selling prices stemming from a year-over-year decline in recovered paper and resin costs, and lower revenue in our packaging center operations.

Net income attributable to Sonoco for the nine months ended October 2, 2016 decreased 6.4% to $181.6 million, compared to $194.1 million reported for the same period of 2015. Net income for the current nine months includes after-tax restructuring and asset impairment charges of $30.9 million and after-tax acquisition charges of $2.2 million. Net income for the nine months ended September 27, 2015 includes after-tax gains from the net reversal of environmental reserves of $20.2 million, a gain from the sale of two metal ends plants of $16.8 million, and a $3.2 million income tax benefit resulting from the release of a valuation allowance against tax loss carryforwards in Spain. These gains were offset by after-tax charges of $17.4 million related to restructuring actions, Venezuelan asset impairment charges of $12.1 million, and $7.8 million of legal and professional service costs incurred in response to the Irapuato financial misstatements and acquisition-related expenses. Adjusted for these items, base net income attributable to Sonoco (base earnings) increased by 12.3% to $214.7 million ($2.11 per diluted share) in the nine months ended October 2, 2016 versus $191.2 million ($1.87 per diluted share) in the same period last year.

Current year-to-date earnings benefitted from strong operating profit improvements in each of the Company's segments compared to the prior-year period. Overall, the current-year period benefited from a positive price/cost relationship, improved manufacturing productivity, lower pension and postretirement benefit costs, and gains from volume/mix beyond that provided by the positive impact of the additional business days. Partially offsetting these positive factors were higher labor, maintenance and other operating costs and the negative impact of foreign currency translation due to a stronger U.S. dollar. Current year-to-date earnings reflect a 119 basis point increase in the Company's overall gross profit margin percent compared to the same period last year, largely due to the favorable price/cost relationship and improved productivity.
OPERATING REVENUE
Net sales for the nine months ended October 2, 2016 decreased $57 million from the prior-year period.
The components of the sales change were:

($ in millions)
Volume/mix	$77
Selling prices	(32)
Acquisitions and Divestitures	(1)
Foreign currency translation and other, net	(101)
Total sales decrease	$(57)

In order to enhance the meaningfulness of reported changes in volume/mix, a $37.8 million reduction in packaging center sales resulting from changes in the level of activity, primarily from the previously reported loss of contract packaging business in Irapuato, Mexico, is classified above as "other" due to the low/inconsistent correlation that typically exists between changes in revenue and changes in operating profit in our packaging center operations.

SONOCO PRODUCTS COMPANY

COSTS AND EXPENSES
A positive price/cost relationship (the relationship of the change in sales prices to the change in costs of materials, energy and freight), which was due to costs decreasing more than selling prices, together with productivity improvements and lower pension expense all benefited gross margin, but were partially offset by higher maintenance, labor, and other costs. The translation impact of a stronger dollar lowered reported cost of goods sold by approximately $55 million compared to the nine months ended September 27, 2015. The year-to-date gross profit margin percentage improved to 19.8% compared to 18.7% in the prior-year period.
Selling, general and administrative ("SG&A") costs increased $24.5 million, or 6.8%, from the prior year reflecting last year's $32.5 million reversal of Fox River environmental reserves. Absent that reversal and prior-year legal and professional fees related to the investigation and correction of financial misstatements at our former Irapuato, Mexico packaging center, SG&A costs would be down approximately one percent compared to the prior year period. Year-to-date SG&A expense includes lower pension and postretirement costs and a benefit from foreign currency translation which were mostly offset by wage inflation, higher management incentive costs and the higher number of days included in the current year period.
Restructuring and asset impairment charges for the nine months ended October 2, 2016 totaled $41.5 million compared with $29.6 million in the same period last year. Charges in the current year include losses on the sales of the Company's paperboard mill in Schweighouse-sur-Moder, France and its display and packaging business in Juncos, Puerto Rico. Additional charges in the current year are primarily related to the Company's ongoing organizational effectiveness efforts and plant closure costs and a goodwill impairment charge for the Company's industrial operations in Brazil. Prior-year restructuring and asset impairment charges include a gain on the sale of two metal end plants, foreign exchange driven asset impairments in Venezuela, and restructuring and asset impairment charges related to the Company's ongoing organizational effectiveness efforts and plant closures. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Net interest expense for the nine months ended October 2, 2016 decreased to $39.8 million, compared with $40.5 million during the same period last year. The decrease was due to lower average year-over-year debt levels partially offset by the additional days in the current year-to-date accounting period.
The effective tax rate on GAAP and base earnings in the nine months ended October 2, 2016 was 32.3% and 31.1%, respectively, compared with 28.6% and 31.5%, respectively, for same period last year. The main driver of the year-over-year increase in the GAAP income tax rate is the recognition in the prior year of beneficial tax attributes associated with the 2015 sale of two metal ends and closures plants contrasted with the 2016 sale of the Company's paperboard mill in France at a loss with no tax benefit. The decrease in the effective tax rate on base earnings is due primarily to greater benefit from the taxation of operations in jurisdictions with lower tax rates.
REPORTABLE SEGMENTS
The following table recaps net sales for the nine months ended October 2, 2016 and the nine months ended September 27, 2015:
($ in thousands):

	Nine Months Ended
	October 2, 2016	September 27, 2015	% Change
Net sales:
Consumer Packaging	$1,558,074	$1,572,490	(0.9)%
Display and Packaging	407,157	450,334	(9.6)%
Paper and Industrial Converted Products	1,281,031	1,298,940	(1.4)%
Protective Solutions	394,418	375,470	5.0%
Consolidated	$3,640,680	$3,697,234	(1.5)%

SONOCO PRODUCTS COMPANY

Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Nine Months Ended
	October 2, 2016	September 27, 2015	% Change
Income before interest and income taxes:
Segment operating profit
Consumer Packaging	$186,135	$166,840	11.6%
Display and Packaging	13,464	7,278	85.0%
Paper and Industrial Converted Products	104,018	99,052	5.0%
Protective Solutions	38,826	36,200	7.3%
Restructuring/Asset impairment charges	(41,453)	(29,637)	39.9%
Other, net	(2,191)	22,816
Consolidated	$298,799	$302,549	(1.2)%

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the nine months ended October 2, 2016 and the nine months ended September 27, 2015:
($ in thousands):

	Nine Months Ended
	October 2, 2016	September 27, 2015
Restructuring/Asset impairment charges:
Consumer Packaging	$9,442	$4,444
Display and Packaging	$6,465	$1,053
Paper and Industrial Converted Products	$23,496	$21,100
Protective Solutions	$621	$620
Corporate	$1,429	$2,420
Total	$41,453	$29,637
Consumer Packaging
Segment sales decreased 0.9% over the prior year's nine months as lower selling prices, stemming primarily from lower resin and metal costs, more than offset volume increases due to the additional business days along with acquisitions. Excluding the estimated benefit of additional business days, overall volume was relatively flat as volume improved in Asia composite cans and flexible packaging, but declined in rigid plastic containers.
Segment operating profit increased 11.6% over the prior year's nine months and segment operating margins improved to 11.9 percent of sales during the period. Overall, the segment benefited from a positive price/cost relationship, including a favorable change in LIFO inventory reserves driven by declining commodity prices, productivity improvements and lower pension costs. These positive factors were partially offset by higher labor, maintenance and other operating costs.

Display and Packaging
Reported sales for the nine months ended October 2, 2016 were down 9.6% compared to same period last year due primarily to the previously reported loss of contract packaging business in Irapuato, Mexico and the negative impact of foreign currency translation. These declines were partially offset by higher volumes in our international packaging fulfillment operations as well as the impact of additional business days.
Operating profits increased $6.2 million year to date compared to the prior-year period primarily due to a positive price/cost relationship and productivity gains somewhat offset by the negative impact of foreign currency translation.

SONOCO PRODUCTS COMPANY

Paper and Industrial Converted Products
Reported segment sales were down 1.4% compared with the prior year's nine months as volume gains, which were driven primarily by the impact of additional business days, were more than offset by lower selling prices stemming from reduced recovered fiber costs, the divestiture of a paper mill in France, and the negative impact of foreign currency translation. Volume/mix showed improvement in our global tube and core operations beyond the positive impact provided by the additional business days, while in our paper operations, gains in North America's paperboard businesses were partially offset by lower corrugating medium sales.
Operating profit improved 5.0% on solid productivity gains, lower pension expense and volume gains in our global tube and core operations beyond the impact of additional business days. These gains were offset by a nearly $16 million year-over-year reduction in corrugating medium results, inflation in labor and other operating expenses and the negative impact of foreign currency translation. The decline in corrugating medium results reflects reduced volume, which also had a negative impact on productivity, together with lower selling prices.
Protective Solutions
Segment sales for the nine months were up 5.0% year over year on strong volume beyond the impact of additional business days, partially offset by lower selling prices.
Operating profits increased 7.3% as volume gains, including the impact of additional days, and a positive price/cost relationship were only partially offset by higher labor, maintenance and other operating costs.

OTHER ITEMS
Critical Accounting Policies and Estimates
Goodwill Impairment Evaluation
The Company assesses its goodwill for impairment annually and from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. If the carrying value of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment charge is recognized for the excess. The Company's reporting units are one level below its operating segments, as determined in accordance with ASC 350.
The Company completed its most recent annual goodwill impairment testing during the third quarter of 2016. For testing purposes, the Company performed an assessment of each reporting unit using either a qualitative evaluation or a quantitative test. The qualitative evaluation considered factors such as the macroeconomic environment, Company stock price and market capitalization movement, business strategy changes, and significant customer wins and losses. The quantitative test considered factors such as current year operating performance as compared to prior projections and implied fair values from comparable trading and transaction multiples.
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

SONOCO PRODUCTS COMPANY

In considering the level of uncertainty regarding the potential for goodwill impairment, management has concluded that any such impairment would likely be the result of adverse changes in more than one assumption. Management does not consider any of its assumptions to be either aggressive or conservative, but rather its best estimate based on available evidence at the time of the assessment. Other than in Display and Packaging and Paper and Industrial Converted Products- Brazil, which are discussed below, there is no specific singular event or single change in circumstances management has identified that it believes could reasonably result in a change to expected future results in any of its reporting units sufficient to result in goodwill impairment. In management’s opinion, a change of such magnitude would more likely be the result of changes to some combination of the factors identified above, a general deterioration in competitive position, introduction of a superior technology, significant unexpected changes in customer preferences, an inability to pass through significant raw material cost increases, and other such items as identified in "Item 1A. Risk Factors" on pages 9-13 of the Company's 2015 Annual Report on Form 10-K.
As a result of its qualitative and quantitative assessments, the Company concluded that the goodwill of its Paper and Industrial Converted Products - Brazil reporting unit was impaired. The continued deterioration of economic and political conditions in Brazil led management to reduce its expectations for financial growth in the future for this reporting unit and thereby resulted in lowered cash flow forecasts and unfavorable impacts to other assumptions being used in the impairment model. Accordingly, an impairment charge totaling $2.6 million, the entire amount of goodwill associated with this reporting unit, was recognized during the third quarter of 2016.
Although no other reporting units failed the testing noted above, in management’s opinion, the reporting units having the greatest risk of a significant future impairment if actual results fall short of expectations, are Display and Packaging, and Paper and Industrial Converted Products - Europe. Total goodwill associated with these reporting units was approximately $203 million and $92 million, respectively, at October 2, 2016.
Display and Packaging
The Display and Packaging reporting unit designs, manufactures, assembles, packs and distributes temporary, semipermanent and permanent point-of-purchase displays; provides supply chain management services, including contract packing, fulfillment and scalable service centers; and manufactures retail packaging, including printed backer cards, thermoformed blisters and heat sealing equipment. The updated goodwill impairment analysis reflects expectations for multiple years of solid and consistent volume growth based partially on projected new business driven by synergies between retail packaging manufacturing and packaging services. In addition, the analysis reflects expected cash flow improvements from future productivity initiatives and increased capacity. A large portion of expected sales in this reporting unit is concentrated in one customer, with whom recent contract renewal negotiations are substantially complete. Management expects to retain this business; however, if a significant amount of business were lost and not replaced, or other synergies and productivity gains were not realized, a goodwill impairment charge could be incurred. Total goodwill associated with this reporting unit was approximately $203 million at October 2, 2016. Based on the valuation work performed for the current year's test, the estimated fair value of Display and Packaging exceeded its carrying value by approximately 64%.
Paper and Industrial Converted Products - Europe
Paper and Industrial Converted Products - Europe manufactures paperboard tubes and cores, fiber-based construction tubes and forms and recycled paperboard. Over the past few years, persistently high unemployment, a slowdown in China and other developing countries, geo-political developments/conflicts in Eastern Europe and the Middle East, and continuing turmoil in Turkey, have negatively affected European demand in both the continental and export markets. Also, the United Kingdom’s referendum vote on European Union membership has resulted in declining economic activities and pressure on the pound sterling. Although the operations of this reporting unit have been under pressure as a result, management has been able to hold local currency financial performance relatively steady. In addition to its ongoing efforts to optimize the plant footprint and cost structure within Europe, management believes the Company should be able to grow at or above the Eurozone’s projected GPD growth rates and continue to mitigate the impact of these factors. However, if economic conditions were to continue to deteriorate and/or management were unable to fully mitigate the impacts, a goodwill impairment charge could be incurred. Based on the valuation work performed for the current year test, the estimated fair value of Paper and Industrial Converted Products - Europe exceeded its carrying value by approximately 55%.

SONOCO PRODUCTS COMPANY

Sensitivity Analysis
In its 2016 goodwill impairment analysis, projected future cash flows were discounted at 10.6% and 8.3% for Display and Packaging and Paper and Industrial Converted Products - Europe, respectively. Holding other valuation assumptions constant, Display and Packaging projected operating profits across all future periods would have to be reduced approximately 36%, or the discount rate increased to 16.7%, in order for the estimated fair value to fall below the reporting unit’s carrying value. The corresponding percentages for Paper and Industrial Converted Products - Europe are 31% and 12.0%, respectively.
Other
As previously disclosed, the Company had been pursuing the sale or closure of its paperboard mill in Schweighouse-sur-Moder, France, since October 2015 at an expected loss ranging from $12 to $15 million. On May 23, 2016, the sale was successfully completed resulting in the recognition of a $12.7 million loss. This loss is included in "Restructuring/Asset impairment charges" in the Company's Condensed Consolidated Statements of Income for the nine-month period ended October 2, 2016.
During the third quarter of 2016, the Company reached a definitive agreement to sell its rigid plastics blow molding operations for $280 million. The transaction has received regulatory approval and is expected to be completed in early November 2016. The decision to sell the blow molding operations was made to focus on, and provide resources to further enhance, the Company's targeted growth businesses, including flexible packaging, thermoformed rigid plastics, and temperature-assurance packaging.  The Company’s rigid plastics blow molding operations include six manufacturing facilities in the U.S. and one in Canada and are reported within the Company's Consumer Packaging segment.
The Company continually assesses its operational footprint as well as its overall portfolio of businesses and may consider the disposition of other plants and/or business units it considers to be suboptimal or nonstrategic. Should these efforts result in the future sale of any plants or business units, management expects to first seek to utilize the proceeds to invest in growth projects or strategic acquisitions.

Financial Position, Liquidity and Capital Resources

Cash flows provided by operations totaled $348.7 million in the nine months ended October 2, 2016 compared with $318.1 million during the same period last year, an increase of $30.5 million. Although there was a year-over-year decrease in net income of $11.4 million, the decrease was due in part to losses on disposition of assets which were $21.3 million higher than in the prior-year period. Losses in the current year related to the dispositions of a paperboard mill in France and a retail security packaging operation in Puerto Rico, whereas the prior year included a pretax gain of $7.2 million from the sale of two metal ends and closures plants. In addition, 2015 earnings include a non-cash tax benefit of $9.2 million on the sale of these plants and a non-cash $32.5 million pretax, $19.9 million after tax, benefit from the reversal of Fox River environmental reserves. Non-cash asset impairment charges were $7.6 million lower year over year, due largely to the recognition in 2015 of a foreign exchange remeasurement loss on the Company's net assets in Venezuela as the Company moved from translating these operations at the country's official rate to an alternative exchange rate. Higher year-over-year contributions to the Company's pension and postretirement plans, combined with lower non-cash pension and postretirement plan expense, decreased operating cash flow by a total of $19.2 million in the nine months ended October 2, 2016 from the same period last year. Trade accounts receivable increased in both the current and prior year nine-month periods, reflecting higher levels of business activity from their respective prior year ends; however, the magnitude of the increase was not as great in 2016, resulting in the year-over-year use of cash being $1.6 million lower in 2016. Trade accounts payable provided $7.7 million of cash in the nine months ended October 2, 2016 compared with providing $26.6 million in the same period last year. This difference reflects run rate increases from the respective prior-year-end levels that were slightly higher in 2015 than in 2016, as well as higher than normal account payable levels at December 31, 2015 due to inventory pre-buys and timing of payments. Accrued expenses provided $17.0 million of cash in the nine months ended October 2, 2016 compared with providing $45.3 million in the same period last year. The increased use of cash of $28.3 million is primarily due to the timing of payments for restructuring, payroll, and payroll-related taxes and withholdings. Changes in deferred taxes as well as other income tax related items benefited the comparison of year-over-year operating cash flows by $29.9 million. This benefit was driven in large part by a 2015 change in the expected timing of deductions that impacted income taxes payable for the 2014 tax year, which in turn affected 2015 estimated tax payments. Changes in prepaid expenses benefited cash flow $13.0 million year-over-year due to a decrease in information technology prepayments and various reimbursable costs in the current year as well as timing of prepayments. The year over year increase from share based compensation of $9.5 million resulted primarily

SONOCO PRODUCTS COMPANY

from increased expenses recognized in association with our performance-based awards, reflecting assumptions about actual performance against targeted performance metrics over the vesting period of the awards. Changes in other assets and liabilities provided $6.5 million of additional cash in 2016 compared to 2015, driven by higher year-over-year receipts of cash related to rebates, value added taxes, and customer reimbursable costs.
Cash used in investing activities was $165.2 million in the nine months ended October 2, 2016, compared with $129.8 million in the same period last year. The $35.4 million increase in the net use of cash is due largely to a year-over-year reduction in proceeds from the sale of assets of $24.7 million. The first nine months of 2015 included $29.1 million of cash proceeds from the sale of two metal ends and closures plants. In 2016, the Company divested cash of approximately $8.4 million in connection with the sale of a paperboard mill in France. Purchases of property, plant, and equipment were $1.2 million higher year-over-year due largely to increased capital investment in the Company's rigid paper operations in Europe. The change in "investment in affiliates and other, net" is primarily due to the purchase of long-term investment properties in Venezuela in 2015 using locally available cash. Capital spending for the remainder of 2016 is expected to total approximately $60 million.
Cash used by financing activities totaled $204.3 million in the nine months ended October 2, 2016, compared with $156.3 million in the same period last year, an increased use of cash of $48.0 million. Outstanding debt was $1.09 billion at October 2, 2016 compared with $1.13 billion at December 31, 2015. These balances reflect net repayments of $38.6 million during the nine months ended October 2, 2016, including $75.3 million used to settle the Company's 5.625% debentures, which matured on June 15, 2016. During the same period last year, net debt repayments totaled $48.1 million, reflecting $50.0 million of discretionary payments on an outstanding term loan. The Company paid cash dividends of $109.8 million during the nine months ended October 2, 2016, an increase of $7.1 million over the same period last year. The Company also used $58.9 million of cash in the current year to repurchase 1,244,143 shares of outstanding stock under a $100 million repurchase program announced in December 2015. The Company expects to spend an additional $41 million on share repurchases during the remainder of 2016.
The Company operates a $350 million commercial paper program, supported by a bank credit facility of the same amount. The revolving bank credit facility is committed through October 2019. There was no commercial paper outstanding at either October 2, 2016 or December 31, 2015. Effective May 25, 2016, the Company’s wholly-owned subsidiary Sonoco Deutschland Holdings GmbH entered into a Euro 150 million (approximately $168 million) unsecured five-year fixed-rate assignable loan agreement guaranteed by the Company. Proceeds were used primarily to fund upcoming debt obligations, including an outstanding $150 million term loan.
Cash and cash equivalents totaled $159.3 million and $182.4 million at October 2, 2016 and December 31, 2015, respectively. Of these totals, $115.1 million and $96.3 million, respectively, were held outside of the United States by the Company’s foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. Under current law, cash repatriated to the United States is subject to federal income taxes, less applicable foreign tax credits. Because the Company has domestic liquidity through a combination of operating cash flow generation and access to bank and capital markets borrowings, it has generally considered its offshore cash balances to be indefinitely invested outside the United States and it currently has no plans to repatriate cash balances. Accordingly, as of October 2, 2016, the Company is not providing for U.S. tax liability on these earnings for financial reporting purposes. However, if any such balances were to be repatriated, additional U.S. federal income tax payments could result. Computation of the potential deferred tax liability associated with unremitted earnings deemed to be indefinitely reinvested is not practicable.
The Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because the bank maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its subsidiaries favorable interest terms on both. During the nine months ended October 2, 2016, the Company recognized a net decrease in cash and cash equivalents of $2.3 million due to exchange rate changes as the unfavorable impact of a weaker U.S. dollar on euro-denominated borrowings under this pooling arrangement was only partially offset by the favorable impact of a weaker U.S. dollar on other foreign-denominated cash balances, most notably the Brazilian real, Mexican Peso and the Canadian dollar.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires the Company to maintain a minimum level of

SONOCO PRODUCTS COMPANY

interest coverage, and a minimum level of net worth, as defined in the agreements. As of October 2, 2016, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
The Company anticipates making additional contributions to its pension and postretirement plans of approximately $6 million during the remainder of 2016, which would result in total 2016 contributions of approximately $46 million. Future funding requirements beyond the current year will vary depending largely on actual investment returns, future actuarial assumptions, and legislative actions.
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
In January 2003, the Venezuelan government suspended the free exchange of bolivars (BsF) for foreign currency and, since January 1, 2010, the Company has considered Venezuela to be a hyperinflationary economy and has accounted for its operations accordingly. Prior to July 1, 2015, the Company used Venezuela's official exchange rate to report the results of its operations in Venezuela. Effective July 1, 2015, the Company began translating its Venezuelan operations using an alternative exchange rate. Accordingly, subsequent to this change, Venezuelan operating results and all monetary assets and liabilities in Venezuela are reflected in the consolidated financial statements using DICOM-based rates. The DICOM rate at the end of September 2016 was 659 bolivars to the dollar compared to the official rate of 10 to 1. At October 2, 2016, the carrying value of the Company's net investment in its Venezuelan operations was approximately $2.4 million.
At October 2, 2016, the Company had commodity contracts outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. The total net fair market value of these instruments was a favorable position of $0.4 million at October 2, 2016, and an unfavorable position of $(3.6) million at December 31, 2015. Natural gas, aluminum, and OCC hedge contracts covering an equivalent of 8.3 MMBTUs, 2,464 metric tons, and 660 short tons, respectively, were outstanding at October 2, 2016. Additionally, the Company had various currency contracts outstanding to fix the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments was a net favorable position of $0.2 million at October 2, 2016, compared with a net unfavorable position of $(4.6) million at December 31, 2015. These contracts qualify as cash flow hedges and mature within twelve months of their respective reporting dates.
In addition, at October 2, 2016, the Company had various currency contracts outstanding to fix the exchange rate on certain foreign currency assets and liabilities. Although placed as an economic hedge, the Company does not apply hedge accounting to these contracts. The fair value of these currency contracts was a net unfavorable position of $(0.1) million at October 2, 2016 and $(2.2) million at December 31, 2015.
At October 2, 2016, the U.S. dollar had weakened against most of the functional currencies of the Company's foreign operations compared to December 31, 2015, resulting in a translation gain of $10.3 million being recorded in accumulated other comprehensive loss during the nine months ended October 2, 2016.

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
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation, of our management, including our Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, ("the Exchange Act") of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of October 2, 2016, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting occurring during the three months ended October 2, 2016, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Environmental Matters
The Company has been named as a potentially responsible party (PRP) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company's liability, if any, is shared with such other parties, but the Company's share has not been finally determined in most cases. In some cases, the Company has cost-sharing arrangements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued at October 2, 2016, cannot be determined. As of October 2, 2016 and December 31, 2015, the Company had accrued $24.4 million and $25.2 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.

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
At December 31, 2015, the Company had reserves totaling $3.9 million for the Section 107 claim that remains in litigation. Through October 2, 2016, approximately $0.7 million has been spent on legal fees related to this claim, leaving a total of $3.2 million reserved as of October 2, 2016.

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

SONOCO PRODUCTS COMPANY

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs[2]
7/04/16 - 8/07/16	179,550	$50.44	163,000	4,001,782
8/08/16 - 9/04/16	207,506	$51.50	190,000	3,811,782
9/05/16 - 10/02/16	58,220	$54.04	55,925	3,755,857
Total	445,276	$51.41	408,925	3,755,857

1
A total of 36,351 common shares were repurchased in the third quarter of 2016 related to shares withheld to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These shares were not repurchased as part of a publicly announced plan or program.

2
On February 10, 2016, the Company's Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company's common stock. A total of 835,218 shares were repurchased under this authorization during the first half of 2016 and an additional 408,925 shares were repurchased during the third quarter of 2016. Accordingly, a total of 3,755,857 shares remain available for repurchase at October 2, 2016. As previously announced, the Company expects to utilize up to $100 million to repurchase shares during 2016.

Item 6.	Exhibits.

2.
Asset Purchase Agreement dated as of September 1, 2016 by and among Sonoco Plastics, Inc., Sonoco Plastics Canada ULC, Sonoco Development, Inc., Sonoco Products Company, AMCOR Rigid Plastics USA, LLC, and AMCOR Packaging Canada, Inc. (incorporated by reference to Registrant's Form 8-K filed September 2, 2016)

15.	Letter re: unaudited interim financial information

31.	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

101.
The following materials from Sonoco Products Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at October 2, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Income for the three and nine months ended October 2, 2016 and September 27, 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 2, 2016 and September 27, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended October 2, 2016 and September 27, 2015, and (v) Notes to Condensed Consolidated Financial Statements.

SONOCO PRODUCTS COMPANY

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date:	November 2, 2016	By:	/s/ Barry L. Saunders
Barry L. Saunders
Senior Vice President and Chief Financial Officer
(principal financial officer)

/s/ James W. Kirkland
James W. Kirkland
Corporate Controller
(principal accounting officer)

SONOCO PRODUCTS COMPANY

EXHIBIT INDEX

Exhibit Number	Description
2
Asset Purchase Agreement dated as of September 1, 2016 by and among Sonoco Plastics, Inc., Sonoco Plastics Canada ULC, Sonoco Development, Inc., Sonoco Products Company, AMCOR Rigid Plastics USA, LLC, and AMCOR Packaging Canada, Inc. (incorporated by reference to Registrant's Form 8-K filed September 2, 2016)

15	Letter re: unaudited interim financial information

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

101
The following materials from Sonoco Products Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at October 2, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Income for the three and nine months ended October 2, 2016 and September 27, 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 2, 2016 and September 27, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended October 2, 2016 and September 27, 2015, and (v) Notes to Condensed Consolidated Financial Statements.