Form 10-K
period 2016-12-31
SONOCO PRODUCTS CO
filed 2017-03-01
CIK 91767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting common stock held by nonaffiliates of the registrant (based on the New York Stock Exchange closing price) on July 3, 2016, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $4,944,332,687. Registrant does not (and did not at July 3, 2016) have any non-voting common stock outstanding.

As of February 17, 2017, there were 99,245,190 shares of no par value common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the annual meeting of shareholders to be held on April 19, 2017, which statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference in Part III.

FORM 10-K	2	SONOCO 2016 ANNUAL REPORT

SONOCO PRODUCTS COMPANY

FORWARD-LOOKING STATEMENTS

Statements included in this Annual Report on Form 10-K that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the Company and its representatives may from time to time make other oral or written statements that are also “forward-looking statements.” Words such as “estimate,” “project,” “intend,” “expect,” “believe,” “consider,” “plan,” “strategy,” “opportunity,” “commitment,” “target,” “anticipate,” “objective,” “goal,” “guidance,” “outlook,” “forecast,” “future,” “re-envision,” “assume,” “will,” “would,” “can,” “could,” “may,” “might,” “aspires,” “potential,” or the negative thereof, and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding:

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

•  loss of consumer or investor confidence;

•  ability to protect our intellectual property rights;

•  actions of domestic or foreign government agencies and changes in laws and regulations affecting the Company;

SONOCO 2016 ANNUAL REPORT	3	FORM 10-K

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

FORM 10-K	4	SONOCO 2016 ANNUAL REPORT

PART I

ITEM 1. BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS –

The Company is a South Carolina corporation founded in Hartsville, South Carolina, in 1899 as the Southern Novelty Company. The name was subsequently changed to Sonoco Products Company (“the Company” or “Sonoco”). Sonoco is a manufacturer of industrial and consumer packaging products and a provider of packaging services, with 318 locations in 33 countries.

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

Consumer Packaging

The Consumer Packaging segment accounted for approximately 43%, 43% and 39% of the Company’s consolidated net sales in the years ended December 31, 2016, 2015 and 2014, respectively. The operations in this segment consist of 78 plants throughout the world. The products, services and markets of the Consumer Packaging segment are as follows:

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

As noted above, this segment included blow-molded plastic bottles and jars for most of 2016. However, on November 7, 2016, the Company completed the sale of its rigid plastics blow molding operations.

In 2016, Sonoco’s rigid packaging – paper-based products – was the Company’s largest revenue-producing group of products and services, representing approximately 23% of consolidated net sales in the year ended December 31, 2016. This group comprised 21% and 17% of consolidated net sales in 2015 and 2014, respectively.

Display and Packaging

The Display and Packaging segment accounted for approximately 11%, 12% and 13% of the Company’s consolidated net sales in the years ended December 31, 2016, 2015 and 2014, respectively. The operations in this segment consist of 24 plants around the world including the United States, Poland, Mexico and Brazil. The products, services and markets of the Display and Packaging segment are as follows:

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

Paper and Industrial Converted Products

The Paper and Industrial Converted Products segment accounted for approximately 35%, 35% and 38% of the Company’s consolidated net sales in the years ended December 31, 2016, 2015 and 2014, respectively. This segment serves its markets through 177 plants on five continents. Sonoco’s paper operations provide the primary raw material for the Company’s fiber-based packaging. Sonoco uses approximately 62% of the paper it manufactures, and the remainder is sold to third parties. This vertical integration strategy is supported by 19 paper mills with 28 paper machines and 23 recycling facilities throughout the world. In 2016, Sonoco had the capacity to manufacture approximately 1.7 million tons of recycled paperboard. The products, services and markets of the Paper and Industrial Converted Products segment are as follows:

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

In 2016, Sonoco’s tubes and cores products were the Company’s second largest revenue-producing group of products, representing approximately 22% of consolidated net sales in the year ended December 31, 2016. This group comprised 21% and 23% of consolidated net sales in 2015 and 2014, respectively.

SONOCO 2016 ANNUAL REPORT	5	FORM 10-K

Protective Solutions

The Protective Solutions segment accounted for approximately 11% of the Company’s consolidated net sales in each of the years ended December 31, 2016, 2015 and 2014. The products, services and markets of the Protective Solutions segment are as follows:

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

Patents, Trademarks and Related Contracts – Most inventions and product and process innovations are generated by Sonoco’s development, marketing and engineering staffs, and are important to the Company’s internal growth. Patents have been granted on many inventions created by Sonoco staff in the United States and in many other countries. These patents are managed globally by a Sonoco intellectual capital management team through the Company’s subsidiary, Sonoco Development, Inc. (SDI). SDI globally manages patents, trade secrets, confidentiality agreements and license agreements. Some patents have been licensed to other manufacturers. Sonoco also licenses a few patents from outside companies and universities. U.S. patents expire after about 20 years, and patents on new innovations replace many of the abandoned or expired patents. A second intellectual capital subsidiary of Sonoco, SPC Resources, Inc., globally manages Sonoco’s trademarks, service marks, copyrights and Internet domain names. Most of Sonoco’s products are marketed worldwide under trademarks such as Sonoco®, SmartSeal®, Sonotube®, Sealclick®, Sonopost® and UltraSeal®. Sonoco’s registered web domain names such as www.sonoco.com and www.sonotube.com provide information about Sonoco, its people and its products. Trademarks and domain names are licensed to outside companies where appropriate.

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

Dependence on Customers – On an aggregate basis during 2016, the five largest customers in the Paper and Industrial Converted Products segment, the Consumer Packaging segment and the Protective Solutions segment accounted for approximately 6%, 30% and 25%, respectively, of each segment’s net sales. The dependence on a few customers in the Display and Packaging segment is more significant, as the five largest customers in this segment accounted for approximately 53% of that segment’s sales.

Sales to the Company’s largest customer represented approximately 5% of consolidated revenues in 2016. This concentration of sales volume resulted in a corresponding concentration of credit, representing approximately 3% of the Company’s consolidated trade accounts receivable at December 31, 2016. The Company’s next largest customer comprised approximately 4% of the Company’s consolidated revenues for the year ended December 31, 2016.

Backlog – Most customer orders are manufactured with a lead time of three weeks or less. Therefore, the amount of backlog orders at December 31, 2016, was not material. The Company expects all backlog orders at December 31, 2016, to be shipped during 2017.

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

Research and Development – Company-sponsored research and development expenses totaled approximately $22.5 million in 2016, $22.1 million in 2015 and $24.2 million in 2014. Customer-sponsored research and development expenses were not material in any of these periods. Significant projects in Sonoco’s Consumer Packaging segment include a broad range of new and next generation product developments across flexible packaging, rigid plastic and composite packaging, including the TruVue® can, a can made of a highly engineered, multilayer plastic substrate allowing customers to see the product inside. During 2016, the Paper and Industrial Converted Products segment continued to invest in efforts to design and develop new products for the paper industry and for the film and textiles industries. In addition, efforts were focused on

FORM 10-K	6	SONOCO 2016 ANNUAL REPORT

enhancing performance characteristics of the Company’s tubes and cores in the construction, tape and paper packaging areas. Technology emphasis was also placed on delivering improved productivity via materials developments and key converting process improvements. Research and development projects in the Company’s Protective Solutions segment were primarily focused on developing new temperature-assurance packaging solutions for the pharmaceuticals and clinical trials market.

Compliance with Environmental Laws – Information regarding compliance with environmental laws is provided in Item 7 –Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Risk Management,” and in Note 14 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Number of Employees – Sonoco had approximately 20,000 employees worldwide as of December 31, 2016.

(D) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS –

Financial information about geographic areas is provided in Note 16 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, and in the information about market risk in Item 7 –Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Risk Management” of this Annual Report on Form 10-K.

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

Executive officers of the registrant –

Name	Age	Position and Business Experience for the Past Five Years
Executive Committee
M. Jack Sanders	63	President and Chief Executive Officer since April 2013. Previously President and Chief Operating Officer December 2010-March 2013; Executive Vice President, Consumer January-December 2010; Executive Vice President, Industrial 2008-2010. Joined Sonoco in 1987.
Robert C. Tiede	58	Executive Vice President and Chief Operating Officer since January 2017. Previously Senior Vice President, Global Consumer Packaging & Services, Protective Solutions & Reels 2015-2017; Senior Vice President, Global Consumer Packaging and Services 2013-2015; Vice President, Global Flexible & Packaging Services 2009-2013. Joined Sonoco in 2004.
Vicki B. Arthur	58	Senior Vice President, Plastic Packaging and Protective Solutions since January 2017. Previously Vice President, Global Protective Solutions 2013-2017; Vice President, Protective Solutions, N.A. 2012-2013; Vice President, Global Corporate Customers 2008-2012. Joined Sonoco in 1984.
R. Howard Coker	54	Senior Vice President, Rigid Paper Containers and Paper/Engineered Carriers International since January 2017. Previously Group Vice President, Global Rigid Paper & Closures and Paper & Industrial Converted Products, EMEA, Asia, Australia and New Zealand 2015-2017; Vice President, Global Rigid Paper & Closures 2015; Group Vice President, Global Rigid Paper & Plastics 2013-2015; Vice President, Global Rigid Paper & Closures 2011-2013. Joined Sonoco in 1985. Mr. Coker is the brother-in-law of John R. Haley, one of Sonoco’s directors.
John M. Florence	38	Corporate Vice President, General Counsel and Secretary since November 2016. Previously Corporate Attorney 2015-2016. Joined Sonoco in 2015. Previously an attorney at Haynsworth Sinkler Boyd, P.A. 2005-2015. Mr. Florence is the son-in-law of Harris E. DeLoach, Jr., our Executive Chairman.
Rodger D. Fuller	55	Senior Vice President, Paper/Engineered Carriers U.S./Canada and Display & Packaging since 2017. Previously Group Vice President, Paper & Industrial Converted Products, Americas 2015-2017; Vice President, Global Primary Materials Group 2015; Group Vice President, Paper & Industrial Converting N.A. 2013-2015; Vice President, Global Rigid Plastics & Corporate Customers 2011-2013. Joined Sonoco in 1985.
Kevin P. Mahoney	61	Senior Vice President, Corporate Planning since February 2011. Previously Vice President, Corporate Planning 2000-2011. Joined Sonoco in 1987.

SONOCO 2016 ANNUAL REPORT	7	FORM 10-K

Name	Age	Position and Business Experience for the Past Five Years
Allan H. McLeland	50	Corporate Vice President, Human Resources since January 2011. Previously Staff Vice President, Human Resources, Industrial 2010-2011. Joined Sonoco in 1993.
Barry L. Saunders	57	Senior Vice President and Chief Financial Officer since May 2015. Previously Vice President and Chief Financial Officer 2011-2015; Vice President, Corporate Controller and Chief Accounting Officer 2008-2011. Joined Sonoco in 1989.
Roger P. Schrum	61	Corporate Vice President, Investor Relations & Corporate Affairs since February 2009. Previously Staff Vice President, Investor Relations & Corporate Affairs 2005-2009. Joined Sonoco in 2005.
Other Corporate Officers
James A. Harrell III	55	Vice President, Tubes & Cores, U.S. and Canada since December 2015. Previously Vice President, Global Tubes & Cores Operations February-December 2015; Vice President, Tubes & Cores N.A. 2012-2015; Vice President, Industrial Converting Division N.A. 2010-2012. Joined Sonoco in 1985.
Robert L. Puechl	61	Vice President, Global Flexibles since January 2011. Previously Vice President, Global Plastics 2010-2011. Joined Sonoco in 1986.
Marcy J. Thompson	55	Vice President, Marketing and Innovation since July 2013. Previously Vice President, Rigid Paper N.A. 2011-2013; Division Vice President & General Manager, Sonoco Recycling 2009-2011. Joined Sonoco in 2006.
Adam Wood	48	Vice President, Paper & Industrial Converted Products, EMEA, Asia, Australia and New Zealand since December 2015. Previously Vice President, Global Tubes & Cores February-December 2015; Vice President, Industrial Europe 2014-2015; Division VP/GM, Industrial Europe 2011-2014. Joined Sonoco in 2003.

FORM 10-K	8	SONOCO 2016 ANNUAL REPORT

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

We have operations throughout North and South America, Europe, Australia and Asia, with 318 facilities in 33 countries. In 2016, approximately 35% of consolidated sales came from operations and sales outside of the United States, and we expect to continue to expand our international operations in the future. Management of global operations is extremely complex, and operations in foreign countries are subject to additional risks that may not exist, or be as significant, in the United States. These additional risks may adversely affect our business operations and financial results, and include, without limitation:

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

Global economic conditions, disruptions in the credit markets and instability of the Euro could adversely affect our business, financial condition or results of operations.

Additionally, there has been concern regarding the overall long-term stability of the Euro and the future of the Euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. Potential negative developments (such as a Eurozone country in which we operate replacing the Euro with its own currency) and market perceptions related to the Euro could adversely affect the value of our Euro-denominated assets, reduce the amount of our translated amounts of U.S. dollar revenue and income from operations, and otherwise negatively affect our business, financial condition or results of operations. Although instability of the Euro would likely have more broad-reaching effects than only to euro-denominated economies, annual revenue in 2016 for our businesses where the Euro is the functional currency totaled $515 million.

The vote by the United Kingdom to leave the European Union could adversely affect us.

On June 23, 2016, the U.K. voted to leave the European Union (E.U.) (referred to as Brexit), which could cause disruptions to and

SONOCO 2016 ANNUAL REPORT	9	FORM 10-K

create uncertainty surrounding our U.K. businesses, including affecting relationships with existing and future customers, suppliers and employees. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Although the Brexit decision could have broad-reaching effects beyond just in the U.K. itself, annual revenue in 2016 for our U.K. businesses alone totaled $94 million.

We are subject to governmental export and import control laws and regulations in certain jurisdictions where we do business that could subject us to liability or impair our ability to compete in these markets.

Certain of our products are subject to export control laws and regulations and may be exported only with an export license or through an applicable export license exception. If we fail to comply with export licensing, customs regulations, economic sanctions or other laws, we could be subject to substantial civil or criminal penalties, including economic sanctions against us, incarceration for responsible employees and managers, and the possible loss of export or import privileges. In addition, if our distributors fail to obtain appropriate import, export or re-export licenses or permits, we may also be materially adversely affected through reputational harm and penalties. Obtaining the necessary export license for a particular sale may be time consuming and expensive and could result in the delay or loss of sales opportunities.

Furthermore, export control laws and economic sanctions prohibit the shipment of certain products to embargoed or sanctioned countries, governments and persons. While we train our employees to comply with these regulations, we cannot guarantee that a violation will not occur. A prohibited shipment could have negative consequences, including government investigations, penalties, fines, civil and criminal sanctions and reputational harm. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could decrease our ability to export or sell our products internationally. Any limitation on our ability to export or sell our products could materially adversely affect our business.

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

Other risks and challenges associated with acquisitions include, without limitation:

•  demands on management related to increase in size of our businesses and additional responsibilities of management;

•  diversion of management’s attention;

•  disruptions to our ongoing businesses;

•  inaccurate estimates of fair value in accounting for acquisitions and amortization of acquired intangible assets, which could reduce future reported earnings;

•  difficulties in assimilation and retention of employees;

•  difficulties in integration of departments, systems, technologies, books and records, controls (including internal financial and disclosure controls), procedures, and policies;

FORM 10-K	10	SONOCO 2016 ANNUAL REPORT

•  potential loss of major customers and suppliers; and

•  challenges associated with operating in new geographic regions.

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

We are continuously seeking the most cost-effective means and structure to serve our customers and to respond to changes in our markets. Accordingly, from time to time, we have, and are likely to again, close higher-cost facilities, sell non-core assets and otherwise restructure operations in an effort to improve cost competitiveness and profitability. As a result, restructuring and divestiture costs have been, and are expected to be, a recurring component of our operating costs, and may vary significantly from year to year depending on the scope of such activities. Divestitures and restructuring may also result in significant financial charges for the write-off or impairment of assets, including goodwill and other intangible assets. Furthermore, such activities may divert the attention of management, disrupt our ordinary operations, or result in a reduction in the volume of products produced and sold. There is no guarantee that any such activities will achieve our goals, and if we cannot successfully manage the associated risks, our financial position and results of operations could be adversely affected.

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

The loss of a key customer, or a reduction in its production requirements, could have a significant adverse impact on our sales and profitability.

Each of our segments has large customers, and the loss of any of these could have a significant adverse effect on the segment’s sales and, depending on the magnitude of the loss, our results of operations and financial condition. Although a majority of our master customer contracts are long-term, they are terminable under certain circumstances, such as our failure to meet quality, pricing, or volume requirements, and the contracts themselves often do not require a specific level of purchasing. There is no assurance that existing customer relationships will be renewed at the same level of production, or at all, at the end of the contract term. Furthermore, although no one customer accounted for more than 10% of our net sales in 2016, 2015 or 2014, the loss of any of our major customers, a reduction in their purchasing levels or an adverse change in the terms of supply agreements with these customers could reduce our net sales and net income. Continued consolidation of our customers could exacerbate any such loss. For more information on concentration of sales volume in our reportable segments, see Item1(c), “Dependence on Customers.”

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

We have incurred in the past, and may incur in the future, fines, penalties and legal costs relating to environmental matters, and costs relating to the damage of natural resources, lost property values and toxic tort claims. We have made expenditures to comply with environmental regulations and expect to make additional expenditures in the future. As of December 31, 2016, approximately $24.5 million was reserved for environmental liabilities. Such reserves are established when it is considered probable that we have some liability. However, because the extent of potential environmental damage, and the extent of our liability for the damage, is usually difficult to assess and may only be ascertained over a long period of time, our actual liability in such cases may end up being substantially higher than the currently reserved amount. Accordingly, additional charges could be incurred that would have a material adverse effect on operating results and financial position.

Many of our products come into contact with the food and beverages packaged within, and therefore we are subject to risks and liabilities related to health and safety matters in connection with those products.

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

SONOCO 2016 ANNUAL REPORT	11	FORM 10-K

Product liability claims and other legal proceedings could adversely affect our operations and financial performance.

We produce products and provide services related to other parties’ products. While we have built extensive operational processes intended to ensure that the design and manufacture of our products meet rigorous quality standards, there can be no assurance that we or our customers will not experience operational process failures that could result in potential product, safety, regulatory or environmental claims and associated litigation. We are also subject to a variety of legal proceedings and legal compliance risks in our areas of operation around the globe. Any such claims, whether with or without merit, could be time consuming and expensive to defend and could divert management’s attention and resources. In accordance with customary practice, we maintain insurance against some, but not all, of these potential claims; however, in the future, we may not be able to maintain such insurance at acceptable premium cost levels. In addition, the levels of insurance we maintain may not be adequate to fully cover any and all losses or liabilities. If any significant judgment or claim is not fully insured or indemnified against, it could have a material adverse impact on our business, financial condition and results of operations.

We and the industries in which we operate are at times being reviewed or investigated by regulators and other governmental authorities, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims and damages. Simply responding to actual or threatened litigation or government investigations of our compliance with regulatory standards may require significant expenditures of time and other resources. While we believe that we have adopted appropriate risk management and compliance programs, the global and diverse nature of our operations means that legal and compliance risks will continue to exist and legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time that could adversely affect our business, results of operations and financial condition.

Changes in pension plan assets or liabilities may reduce operating results and shareholders’ equity.

We sponsor various defined benefit plans worldwide, and have an aggregate projected benefit obligation for these plans of approximately $1.8 billion. The difference between defined benefit plan obligations and assets (the funded status of the plans) significantly affects the net periodic benefit costs and the ongoing funding requirements of the plans. Among other factors, changes in discount rates and lower-than-expected actual investment returns could substantially increase our future plan funding requirements and have a negative impact on our results of operations and cash flows. We have total assets of approximately $1.3 billion funding a portion of the projected benefit obligations of the plans, which consist primarily of common collective trusts, mutual funds, common stocks and debt securities and also include alternative investments such as interests in real estate funds and hedge funds. If the performance of these assets does not meet our assumptions or discount rates decline, the underfunding of the plans may increase and we may have to contribute additional funds to these plans, and our pension expense may increase, which could adversely affect operating results and shareholders’ equity.

We may not be able to develop new products acceptable to the market.

For many of our businesses, organic growth depends on product innovation, new product development and timely response to constantly changing consumer demands and preferences. Sales of our products and services depend heavily on the volume of sales made by our customers to consumers. Consumer preferences for products and packaging formats are constantly changing based on, among other factors, cost, convenience, and health, environmental and social concerns and perceptions. Our failure, or the failure of our customers, to develop new or better products in response to changing consumer preferences in a timely manner may hinder our growth potential and affect our competitive position, and adversely affect our business and results of operations.

We, or our customers, may not be able to obtain necessary credit or, if so, on reasonable terms.

We have $1.0 billion of fixed-rate debt outstanding. We also operate a $350 million commercial paper program, supported by a credit facility of an equal amount committed by a syndicate of eight banks until October 2019. If we were prevented from issuing commercial paper, we have the contractual right to draw funds directly on the underlying bank credit facility. We believe that the lenders have the ability to meet their obligations under the facility. However, if these obligations were not met, we may be forced to seek more costly or cumbersome forms of credit. Should such credit be unavailable for an extended time, it would significantly affect our ability to operate our business and execute our plans. In addition, our customers may experience liquidity problems as a result of a negative change in the economic environment, including the ability to obtain credit, that could limit their ability to purchase our products and services or satisfy their existing obligations.

Our credit ratings are important to our ability to issue commercial paper at favorable rates of interest. A downgrade in our credit rating could increase our cost of borrowing.

Certain of our debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires us to maintain a minimum level of interest coverage, and a minimum level of net worth. Although we were substantially above these minimum levels at December 31, 2016, these restrictive covenants could adversely affect our ability to engage in certain business activities that would otherwise be in our best long-term interests.

Our indebtedness could adversely affect our cash flow, increase our vulnerability to economic conditions, and limit or restrict our business activities.

In addition to interest payments, from time to time a significant portion of our cash flow may need to be used to service our indebtedness, and, therefore, may not be available for use in our business. Our ability to generate cash flow is subject to general economic, financial, competitive, legislative, regulatory, and other factors that may be beyond our control. Our indebtedness could have a significant impact on us, including, but not limited to:

•  increasing our vulnerability to general adverse economic and industry conditions;

•  requiring us to dedicate a significant portion of our cash flow from operations to payments on our indebtedness, thereby reducing the

FORM 10-K	12	SONOCO 2016 ANNUAL REPORT

amount of our cash flow available to fund working capital, acquisitions and capital expenditures, and for other general corporate purposes;

•  limiting our flexibility in planning for, or reacting to, changes in our business and our industry;

•  restricting us from making strategic acquisitions or exploiting business opportunities; and

•  limiting our ability to borrow additional funds.

Despite our current levels of indebtedness, we may incur additional debt in the future, which could increase the risks associated with our leverage.

We are continually evaluating and pursuing acquisition opportunities and may incur additional indebtedness to finance any such acquisitions and to fund any resulting increased operating needs. If new debt is added to our current debt levels, the related risks we now face could increase. While we will have to effect any new financing in compliance with the agreements governing our then existing indebtedness, changes in our debt levels and or debt structure may impact our credit rating and costs to borrow, as well as constrain our future financial flexibility in the event of a deterioration in our financial operating performance or financial condition.

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

Adverse weather and climate changes may result in lower sales.

We manufacture packaging products for beverages and foods as as well as products used in construction and industrial manufacturing. Unseasonably cool weather can temporarily reduce demand for certain beverages packaged in our containers. In addition, poor weather conditions can temporarily impact the level of construction and industrial activity and also impact the efficiency of our manufacturing operations. Such disruptions could have a material adverse effect on our results of operations.

We rely on our information technology and its failure or disruption could disrupt our operations, compromise customer, employee, vendor and other data, and adversely affect our results of operations.

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

Information system damages, disruptions, shutdowns or compromises could result in production downtimes and operational disruptions, transaction errors, loss of customers and business opportunities, legal liability, regulatory fines, penalties or intervention, reputational damage, reimbursement or compensatory payments, and other costs, any of which could have a material adverse effect on our business, financial position and results of operations. Although we attempt to mitigate these risks by employing a number of measures, our systems, networks, products, and services remain potentially vulnerable to advanced and persistent threats.

We have a significant amount of goodwill and other intangible assets and a write down would negatively impact operating results and shareholders’ equity.

At December 31, 2016, the carrying value of our goodwill and intangible assets was approximately $1.3 billion. We are required to evaluate our goodwill amounts annually, or more frequently when evidence of potential impairment exists. The impairment test requires us to analyze a number of factors and make estimates that require judgment. Future changes in the cost of capital, expected cash flows, changes in our business strategy, and external market conditions, among other factors, could require us to record an impairment charge for goodwill, which could lead to decreased assets and reduced net income. If a significant write down were required, the charge could have a material adverse effect on our operating results and shareholders’ equity.

Our ability to attract, develop and retain talented executives, managers and employees is critical to our success.

Our ability to attract, develop and retain talented employees, including executives and other key managers, is important to our business. The experience and industry contacts of our management team and other key personnel significantly benefit us, and we need expertise like theirs to carry out our business strategies and plans. We also rely on the specialized knowledge and experience of cer-

SONOCO 2016 ANNUAL REPORT	13	FORM 10-K

tain key technical employees. The loss of these key officers and employees, or the failure to attract and develop talented new executives, managers and employees, could have a materially adverse effect on our business. Effective succession planning is also important to our long-term success, and failure to ensure effective transfer of knowledge and smooth transitions involving key officers and employees could hinder our strategic planning and execution.

Full realization of our deferred tax assets may be affected by a number of factors.

We have deferred tax assets, including U.S. and foreign operating loss carryforwards, capital loss carryforwards, employee and retiree benefit items, and other accruals not yet deductible for tax purposes. We have established valuation allowances to reduce those deferred tax assets to an amount that is more likely than not to be realized prior to expiration of such deferred tax assets. Our ability to use these deferred tax assets depends in part upon our having future taxable income during the periods in which these temporary differences reverse or our ability to carry back any losses created by the deduction of these temporary differences. We expect to realize these assets over an extended period. However, if we were unable to generate sufficient future taxable income in the U.S. and certain foreign jurisdictions, or if there were a significant change in the time period within which the underlying temporary differences became taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets, which would increase our effective tax rate which could have a material adverse effect on our reported results of operations.

Our annual effective tax rate and the amount of taxes we pay can change materially as a result of changes in U.S. and foreign tax laws, changes in the mix of our U.S. and foreign earnings, adjustments to our estimates for the potential outcome of any uncertain tax issues, and audits by federal, state and foreign tax authorities.

As a large multinational corporation, we are subject to U.S. federal, state and local, and many foreign tax laws and regulations, all of which are complex and subject to varying interpretations. Changes in these laws or regulations, or any change in the position of taxing authorities regarding their application, administration or interpretation, could have a material adverse effect on our business, consolidated financial condition or results of our operations.

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

Future changes in tax law could significantly impact our provision for income taxes, the amount of taxes payable, and our deferred tax asset and liability balances. Recent proposals to lower the U.S. corporate income tax rate would require us to reduce our net federal deferred tax liability upon enactment of new tax legislation, with a corresponding one-time, non-cash decrease in income tax expense. In addition, these proposals would create a territorial system and would require a one-time current tax expense and cash payment associated with undistributed earnings of foreign subsidiaries.

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

Challenges to, or the loss of, our intellectual property rights could have an adverse impact on our ability to compete effectively.

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

Intellectual property litigation, which could result in substantial cost to us and divert the attention of management, may be neces-

FORM 10-K	14	SONOCO 2016 ANNUAL REPORT

sary to protect our trade secrets or proprietary technology or for us to defend against claimed infringement of the rights of others and to determine the scope and validity of others’ proprietary rights. We may not prevail in any such litigation, and if we are unsuccessful, we may not be able to obtain any necessary licenses on reasonable terms or at all. Failure to protect our patents, trademarks and other intellectual property rights may have a material adverse effect on our business, consolidated financial condition or results of operations.

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

ITEM 2. PROPERTIES

The Company’s corporate offices are owned and operated in Hartsville, South Carolina. There are 94 owned and 73 leased facilities used by operations in the Paper and Industrial Converted Products segment, 34 owned and 44 leased facilities used by operations in the Consumer Packaging segment, 7 owned and 17 leased facilities used by operations in the Display and Packaging segment, and 11 owned and 28 leased facilities used by the Protective Solutions segment. Europe, the most significant foreign geographic region in which the Company operates, has 61 manufacturing locations.

ITEM 3. LEGAL PROCEEDINGS

The Company has been named as a potentially responsible party (PRP) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing agreements with other PRPs relating to the sharing of legal defense costs and cleanup costs for a particular site. The Company has assumed, for accrual purposes, that the other parties to these cost-sharing agreements will perform as agreed. Final resolution of some of the sites is years away, and actual costs to be incurred for these matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued as of December 31, 2016, cannot be determined.

As of December 31, 2016 and 2015, the Company had accrued $24.5 million and $25.2 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and makes appropriate adjustments when warranted.

Fox River settlement

As previously disclosed, the Company’s wholly owned subsidiary, U. S. Paper Mills Corp. (U.S. Mills) was previously identified as a PRP for the Wisconsin Fox River environmental cleanup and U.S. Mills has been involved in subsequent Superfund litigation related to the Fox River. In March 2014, U.S. Mills settled claims brought by the U. S. Environmental Protection Agency (EPA) and the Wisconsin Department of Natural Resources (WDNR) for $14.7 million, which settlement provided U.S. Mills with protection from the contribution claims of other PRPs. As a result of the settlement becoming final, U.S. Mills reversed approximately $32.5 million of the reserves it had previously established for the related claims, resulting in the recognition of a gain in the Company’s Consolidated Financial Statements in the first quarter of 2015.

The settlement left intact a cost recovery claim by Appvion, Inc., under Section 107 of CERCLA against eight defendants, including U.S. Mills, to recover response costs allegedly incurred by Appvion consistent with the national contingency plan for responding to release or threatened release of hazardous substances into the lower Fox River (Civil Action No. 8-CV-16-WCG in the United States District Court for the Eastern District of Wisconsin). In January 2017, U.S. Mills obtained Court Approval of a final settlement of the claims made by Appvion for $3.3 million. As a result of this settlement becoming final, the Company and U.S. Mills have resolved all pending or threatened legal proceedings related to the Fox River matter, as well as any such proceedings known to be contemplated by governmental authorities.

As of December 31, 2016, U.S. Mills had a total of $3.7 million reserved for the Section 107 settlement and related legal fees. The entirety of this reserve is expected to be paid before the end of the first quarter of 2017.

Other legal matters

Additional information regarding legal proceedings is provided in Note 14 to the Consolidated Financial Statements of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

SONOCO 2016 ANNUAL REPORT	15	FORM 10-K

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange under the stock symbol “SON.” As of December 31, 2016, there were approximately 117,000 shareholder accounts. Information required by Item 201(d) of Regulation S-K can be found in Part III, Item 12 of this Annual Report on Form 10-K. The following table indicates the high and low sales prices of the Company’s common stock for each full quarterly period within the last two years as reported on the New York Stock Exchange, as well as cash dividends declared per common share:

	High	Low	Cash Dividends
2016
First Quarter	$49.08	$36.56	$0.35
Second Quarter	$50.13	$45.02	$0.37
Third Quarter	$53.57	$49.10	$0.37
Fourth Quarter	$55.47	$49.50	$0.37

2015
First Quarter	$47.94	$42.44	$0.32
Second Quarter	$46.50	$43.89	$0.35
Third Quarter	$44.13	$34.68	$0.35
Fourth Quarter	$44.56	$37.01	$0.35

The Company made the following purchases of its securities during the fourth quarter of 2016:

Issuer purchases of equity securities

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs[2]
10/03/16 – 11/06/16	313,188	$50.50	305,000	3,450,857
11/07/16 – 12/04/16	289,085	$53.11	284,837	3,166,020
12/05/16 – 12/31/16	196,524	$53.71	196,409	2,969,611
Total	798,797	$52.23	786,246	2,969,611
[1]	A total of 12,551 common shares were repurchased in the fourth quarter of 2016 related to shares withheld to satisfy employee tax withholding obligations in association with the exercise of certain share-based compensation awards. These shares were not repurchased as part of a publicly announced plan or program.
[2]	On February 10, 2016, the Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. During 2016, a total of 2,030,389 shares were repurchased under this authorization at a cost of $100 million. Accordingly, at December 31, 2016, a total of 2,969,611 shares remain available for repurchase under this authorization.

The Company did not make any unregistered sales of its securities during 2016.

FORM 10-K	16	SONOCO 2016 ANNUAL REPORT

PART II

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

	Years ended December 31
(Dollars and shares in thousands except per share data)	2016	2015	2014	2013	2012
Operating Results
Net sales	$4,782,877	$4,964,369	$5,016,994	$4,861,657	$4,813,571
Cost of sales and operating expenses	4,351,452	4,531,188	4,616,104	4,487,184	4,437,722
Restructuring/Asset impairment charges	42,883	50,637	22,792	25,038	32,858
Gain on disposition of business	(104,292)	—	—	—	—
Interest expense	54,170	56,973	55,140	59,913	64,114
Interest income	(2,613)	(2,375)	(2,749)	(3,187)	(4,129)
Income before income taxes	441,277	327,946	325,707	292,709	283,006
Provision for income taxes	164,631	87,738	108,758	93,631	100,402
Equity in earnings of affiliates, net of tax	(11,235)	(10,416)	(9,886)	(12,029)	(12,805)
Net income	287,881	250,624	226,835	211,107	195,409
Net (income) attributable to noncontrolling interests	(1,447)	(488)	(919)	(1,282)	(110)
Net income attributable to Sonoco	$286,434	$250,136	$225,916	$209,825	$195,299
Per common share
Net income attributable to Sonoco:
Basic	$2.83	$2.46	$2.21	$2.05	$1.92
Diluted	2.81	2.44	2.19	2.03	1.90
Cash dividends	1.46	1.37	1.27	1.23	1.19
Weighted average common shares outstanding:
Basic	101,093	101,482	102,215	102,577	101,804
Diluted	101,782	102,392	103,172	103,248	102,573
Actual common shares outstanding at December 31	99,193	100,944	100,603	102,147	100,847
Financial Position
Net working capital	$546,152	$384,862	$461,596	$498,105	$453,145
Property, plant and equipment, net	1,060,017	1,112,036	1,148,607	1,021,920	1,034,906
Total assets	3,923,203	4,013,685	4,186,706	3,967,322	4,152,390
Long-term debt	1,020,698	1,015,270	1,193,680	939,056	1,091,454
Total debt	1,052,743	1,128,367	1,245,960	974,257	1,365,062
Total equity	1,554,705	1,532,873	1,503,847	1,706,049	1,487,539
Current ratio	1.7	1.4	1.5	1.6	1.4
Total debt to total capital[1]	40.4%	42.4%	45.3%	36.3%	47.9%

[1]	Calculated as total debt divided by the sum of total debt and total equity.

SONOCO 2016 ANNUAL REPORT	17	FORM 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

Sonoco is a leading manufacturer of consumer, industrial and protective packaging products and provider of packaging services with 318 locations in 33 countries. The Company’s operations are reported in four segments, Consumer Packaging, Display and Packaging, Paper and Industrial Converted Products, and Protective Solutions.

Generally, the Company serves two broad end-use markets, consumer and industrial, which, period to period, can exhibit different economic characteristics from each other. Geographically, approximately 65% of sales were generated in the United States, 20% in Europe, 6% in Canada and 9% in other regions.

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

Over the next three to four years, the Company aspires to achieve base operating margins of 9% to 10% per year and increase return on net assets employed to 11% or more, subject to the impacts of potential acquisitions (see “Use of Non-GAAP financial measures” below). Although achieving these goals will be difficult in the current low-growth environment, the Company believes it will be successful by focusing on the following: organic sales growth, including new product development and expansion in emerging international markets; strategic acquisitions; and margin enhancement through more effective organizational design, indirect spend management, and improved manufacturing productivity, supply chain and back office support processes.

USE OF NON-GAAP FINANCIAL MEASURES

To assess and communicate the financial performance of the Company, Sonoco management uses, both internally and externally, certain financial performance measures that are not in conformity with generally accepted accounting principles (“non-GAAP” financial measures). These non-GAAP financial measures reflect the Company’s GAAP operating results adjusted to remove amounts, including the associated tax effects, relating to restructuring initiatives, asset impairment charges, environmental charges, acquisition-related costs, gains or losses from the disposition of businesses, excess property insurance recoveries, and certain other items, if any, including other income tax-related adjustments and/or events, the exclusion of which management believes improves the period-to-period comparability and analysis of the underlying financial performance of the business. The adjusted non-GAAP results are identified using the term “base,” for example, “base earnings.”

The Company’s base financial performance measures are not in accordance with, nor an alternative for, measures conforming to generally accepted accounting principles and may be different from non-GAAP measures used by other companies. In addition, these non-GAAP measures are not based on any comprehensive set of accounting rules or principles. Sonoco continues to provide all information required by GAAP, but it believes that evaluating its ongoing operating results may not be as useful if an investor or other user is limited to reviewing only GAAP financial measures. The Company uses the non-GAAP “base” performance measures presented herein for internal planning and forecasting purposes, to evaluate its ongoing operations, and to evaluate the ultimate performance of management and each business unit against plan/forecast all the way up through the evaluation of the Chief Executive Officer’s performance by the Board of Directors. In addition, these same non-GAAP measures are used in determining incentive compensation for the entire management team and in providing earnings guidance to the investing community.

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

Restructuring and restructuring-related asset impairment charges are a recurring item as Sonoco’s restructuring programs usually require several years to fully implement and the Company is continually seeking to take actions that could enhance its efficiency. Although recurring, these charges are subject to significant fluctuations from period to period due to the varying levels of restructuring activity and the inherent imprecision in the estimates used to recognize the impairment of assets and the wide variety of costs and taxes associated with severance and termination benefits in the countries in which the restructuring actions occur.

Reconciliations of GAAP to base results are presented on page 22 in conjunction with management’s discussion and analysis of the Company’s results of operations. Whenever reviewing a non-GAAP financial measure, readers are encouraged to review the related reconciliation to fully understand how it differs from the related GAAP measure. Reconciliations are not provided for non-GAAP measures related to future years due to the likely occurrence of one or more of the following, the timing and magnitude of which management is unable to reliably forecast: possible gains or losses on the sale of businesses or other assets, restructuring costs and restructuring-related impairment charges, acquisition-related

FORM 10-K	18	SONOCO 2016 ANNUAL REPORT

costs, and the tax effect of these items and/or other income tax-related events. These items could have a significant impact on the Company’s future GAAP financial results.

2016 OVERVIEW AND 2017 OUTLOOK

Despite low growth rates in many of the Company’s served markets and headwinds stemming from the continued strength of the U.S. dollar, Sonoco reported solid results in 2016, posting year-over-year improvements in all of our segments. Operating profit in the Consumer Packaging segment improved $9.3 million, or 4 percent, year-over-year. Although the operating profit improvement was lower in dollar terms, our Protective Solutions and Display and Packaging segments both posted double digit percentage growth in operating profits year over year. On a company-wide basis, gains from a positive overall price/cost relationship (the relationship of the change in sales prices to the change in costs of materials, energy and freight), manufacturing productivity improvements and the benefit of lower pension expense were only somewhat offset by volume/mix, higher labor, maintenance and other operating costs, and the impact of foreign currency translation. As a result, consolidated gross profit margin for 2016 improved to 19.6% compared to 18.7% in 2015.

Current year Net Income Attributable to Sonoco (GAAP earnings) improved $36.3 million year over year, or 14.5%, and includes a $104.3 million net gain, $49.3 million after tax, related to the sale of the Company’s rigid plastics blow molding operations. Base earnings for the current year, which excludes this gain as well as certain other items of income and expense, as more fully described within this Item under “Use of Non-GAAP financial measures” and reconciled within this Item under “Reconciliations of GAAP to Non-GAAP financial measures,” improved $20.6 million, or 8.0%, year over year.

Key expectations for 2016 were that overall volumes would increase by around 2%, price/cost would be relatively flat, productivity would be strong enough to more than offset the expected inflation in labor and other costs, and there would be a benefit from lower pension and post-retirement expense. Although actual volume was essentially flat overall, it was mixed by business unit, with gains in flexible packaging, plastics, protective packaging and tubes and cores being offset by declines in composite cans, reels and recycling. Despite flat volume, reported sales were down 3.6% from a combination of lower selling prices in response to lower raw material costs, the translation impact of a stronger dollar, and the negative impact of dispositions net of acquisitions. Offsetting the earnings impact of lower than expected volume, the Company was able to maintain a stronger than expected positive price/cost relationship in many of its businesses, aided by a declining raw material cost environment and procurement productivity gains. Although manufacturing productivity improvements for the year fell short of expectations, the results of our fixed cost productivity and cost management efforts were better than expected and partially offset inflation in labor and other costs.

Pension and postretirement benefit expenses for the year were $12.0 million lower than in 2015. The aggregate unfunded position of the Company’s various defined benefit plans increased from $432 million at the end of 2015, to $446 million at the end of 2016. This increase was largely driven by the impact of lower discount rates, partially offset by contributions to the plans.

The effective tax rate on GAAP earnings was 10.6 percentage points higher than the prior year while the rate on base earnings was 0.5 percentage points lower than in 2015. A more favorable distribution of earnings between high- and low-tax jurisdictions reduced the year-over-year effective tax rate on both GAAP and base earnings; however, the year-over-year benefit to the GAAP rate was more than offset by the unfavorable impact of taxes associated with the 2016 disposal of the rigid plastics blow molding operations and prior-year income tax benefits related to the release of valuation allowances against deferred tax assets in certain international jurisdictions.

The Company generated $399 million in cash from operations during 2016, compared with $453 million in 2015. The majority of the year-over-year decrease is attributable to income taxes and expenses related to the sale of the blow molding operations and an increased use of cash to fund working capital changes, partially offset by lower year-over-year income tax payments in 2016, excluding payments related to the blow molding sale. Cash flow from operations is expected to be approximately $470 million in 2017.

OUTLOOK

In 2017, management’s focus will be on accelerating organic growth, improving manufacturing productivity and using the Company’s strong financial position to make strategic acquisitions primarily aimed at its targeted growth areas of thermoforming, flexibles and protective packaging. The Company has identified a number of targeted growth projects, the majority of which fall within its Consumer Packaging, Display and Packaging, and Protective Solutions segments and emerging markets. Two key projects planned for 2017 are the commercial roll out of our new TruVueTM clear plastic can and development of a new contract packaging services center to support the expansion of a key North American customer. Expected increases in raw materials, particularly resins, tinplate steel and old corrugated containers (OCC), together with forecasts for a continued strengthening of the dollar, if realized, could create pressure on reported earnings. In large part, productivity efforts will be focused on reducing our operations’ unit-cost-to-produce through the continued internal roll out of the Sonoco Performance System, our systematic approach to operational excellence. We expect improved performance from our Paper and Industrial Converted Products segment as we further optimize our manufacturing footprint and address the market-related challenges in our corrugating medium operation. Although 2016 corrugating medium results were disappointing, we are seeing encouraging signs for 2017 as we have orders to run this machine at full capacity through the first half of the year and the current pricing environment has improved. Management is continuing to seek a long-term solution for the under-performance of this operation and is actively exploring several options.

Management expects overall volume in 2017 to increase approximately 2%; volumes in the Protective Solutions and Display and Packaging segments are expected to increase at higher rates. Although the Company has projected that, on an annual basis, overall price/cost will be positive in 2017, headwinds from higher-than-expected price increases that have been experienced early in the year will make achieving those gains more challenging. Manufacturing productivity is expected to offset the increase expected in labor and other costs, excluding pension and postretirement expense.

Normal pension and postretirement benefit plan expenses are expected to increase from 2016 levels due largely to lower discount rates. However, as more fully described within this item under “Critical accounting policies and estimates,” the Company expects

SONOCO 2016 ANNUAL REPORT	19	FORM 10-K

to incur additional non-cash settlement charges of between $25 to $40 million related to a program to offer early settlement of pension benefits to certain plan participants. Excluding any such settlement charges and changes in expense due to remeasurement, pension and post-retirement expenses are expected to increase year-over-year by approximately $5 million. Total contributions in 2017 to the Company’s domestic and international pension and postretirement plans are expected to be approximately $58 million.

In consideration of the above factors, management is projecting overall margins for both gross profit and EBIT, excluding the impacts of pension settlement charges, dispositions and restructuring/asset impairments, to improve modestly over 2016 levels.

Absent any additional borrowings in 2017 from acquisition activity, net interest expense is expected to decrease approximately $2 million. The consolidated effective tax rate on base earnings is expected to be approximately 32.0% in 2017 compared with 30.6% in 2016. A reconciliation of the effective tax rate on base earnings to the effective tax rate on GAAP earnings for 2017 is not provided due to the likely occurrence of one or more of the following, the timing and magnitude of which management is unable to reliably forecast: possible gains or losses on the sale of businesses or other assets, restructuring costs and restructuring-related impairment charges, acquisition-related costs, and the tax effect of these items and or other income tax-related events. These items could have a significant impact on the Company’s future GAAP financial results.

ACQUISITIONS AND DISPOSITIONS

Acquisitions

The Company completed four acquisitions during 2016 at a cost of $88.6 million, net of cash acquired. On June 24, 2016, the Company completed the acquisition of a small tube and core business in Australia for $0.9 million in cash. The acquisition is expected to generate annual sales of approximately $0.8 million in the Company’s Paper and Industrial Converted Products segment. On August 30, 2016, the Company completed the acquisition of the temperature-controlled cargo container assets, licenses, trademarks, and manufacturing rights from AAR Corporation. Total consideration for this business was $6.0 million consisting of a current cash payment of $3.0 million, non-contingent deferred cash consideration of $2.0 million, and contingent consideration valued at $1.0 million. The acquisition is expected to generate annual sales of approximately $2.5 million in the Protective Solutions segment. Laminar Medica (“Laminar”), a privately held specialty medical products company based in the U.K., was acquired on September 19, 2016 for $17.2 million, net of cash acquired. The acquisition of Laminar is expected to generate approximately $16 million of annual sales in the Protective Solutions segment. On November 1, 2016, the Company completed the acquisition of Plastic Packaging Inc. (“PPI”), a privately held Hickory, NC-based flexible packaging company for $67.6 million, net of cash acquired. Founded in 1957, PPI specializes in short-run, customized flexible packaging for consumer brands in markets including: food products (i.e. frozen foods, baked goods, seafood), pet products (i.e. dry food, bird seed, litter), confection (i.e. seasonal promotions, heat-sealed chocolate packaging, hard and soft candy), and health and personal care (i.e. nutraceuticals, diapers, tissues/wipes). The acquisition is expected to generate approximately $42 million of annual sales in the Consumer Packaging segment.

Subsequent to year end, on February 15, 2017, the Company signed a definitive agreement to acquire Packaging Holdings, Inc. (Packaging), including Peninsula Packaging, LLC, for approximately $230 million in cash. Packaging manufactures thermoformed packaging for a wide range of whole fresh fruits, pre-cut fruits and produce, prepared salad mixes, as well as baked goods in retail supermarkets. Founded in 2001 and based in Exeter, California, Packaging operates five manufacturing facilities, four in the United States and one in Mexico. The transaction is subject to normal regulatory review and is expected to close by the end of the second quarter of 2017. The acquisition of Packaging is expected to add approximately $190 million of annual sales in the Company’s Consumer Packaging segment.

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

The Company completed two acquisitions during 2014 at an aggregate cost of $366.3 million, of which $334.1 million was paid in cash. The most significant of these was the October 31, 2014, acquisition of the privately held Weidenhammer Packaging Group (“Weidenhammer”), a manufacturer of composite cans, drums, and luxury tubes, as well as rigid plastic containers using thin-walled injection molding technology with in-mold labeling. Markets served include processed foods, powdered beverages, tobacco, confectionery, personal care, pet food, pharmaceuticals, and home and garden products. At the time of acquisition Weidenhammer had approximately 1,100 employees and 13 production facilities located in Germany and six other European countries, Chile, and the United States. Total consideration paid for Weidenhammer was approximately $355.3 million, including cash of $323.2 million, and debt and other liabilities assumed totaling $32.1 million. On May 2, 2014, the Company completed the acquisition of Dalton Paper Products, Inc., a manufacturer of tubes and cores, for a net cash cost of $11.3 million. The acquisition consisted of a single manufacturing facility located in Dalton, Georgia. Also during 2014, the Company received cash totaling $0.3 million in connection with the final working capital settlement related to a 2013 acquisition.

Dispositions

On November 7, 2016, the Company completed the sale of its rigid plastics blow molding operations to Amcor Rigid Plastics USA, LLC and Amcor Packaging Canada, Inc. for approximately $280 million, with the Company receiving net cash proceeds of $271.8 million. In conjunction with the sale, the Company recognized a gain on the disposition, net of associated fees, of $104.3 million. The Company’s rigid plastics blow molding operations included seven manufacturing facilities in the U.S. and Canada with approximately 850 employees producing containers serving the personal care and food and beverage markets. The disposition of these operations is expected to negatively impact the 2017 year-over-year sales comparison by approximately $175 million. The decision to sell the blow molding operations was made to focus on, and provide resources to further enhance, the Company’s targeted growth businesses, including flexible packaging, thermoformed rigid plastics,

FORM 10-K	20	SONOCO 2016 ANNUAL REPORT

and temperature-assurance packaging. This sale is not expected to notably affect operating margin percentages for the Company’s Consumer Packaging segment, nor does it represent a strategic shift for the Company that will have a major effect on the entity’s operations and financial results.

See Note 3 to the Consolidated Financial Statements for further information about acquisition and disposition activities.

RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

Due to its geographic footprint (318 locations in 33 countries) and the cost-competitive nature of its businesses, the Company is constantly seeking the most cost-effective means and structure to serve its customers and to respond to fundamental changes in its markets. As such, restructuring costs have been and are expected to be a recurring component of the Company’s operating costs. The amount of these costs can vary significantly from year to year depending upon the scope and location of the restructuring activities.

The following table recaps the impact of restructuring and asset impairment charges on the Company’s net income for the periods presented (dollars in thousands):

	Year Ended December 31
	2016	2015	2014
Exit costs:
2016 Actions	$30,930	$—	$—
2015 Actions	4,801	23,494	—
2014 and Earlier Actions	30	2,735	14,653
Asset impairments:	7,122	24,408	8,139
Total restructuring/asset impairment charges	$42,883	$50,637	$22,792
Income tax benefit	(7,520)	(22,641)	(5,732)
Impact of noncontrolling interests, net of tax	(161)	(93)	(52)
Total impact of restructuring/asset impairment charges, net of tax	$35,202	$27,903	$17,008

During 2016, the Company announced the closure of four tubes and cores plants – one in the United States, one in Canada, one in Ecuador, and one in Switzerland. The Company closed a packaging services center in Mexico and a fulfillment service center in Brazil. The Company also began manufacturing rationalization efforts in its Reels division, completed the sales of a paper mill in France, and a retail security packaging plant in Puerto Rico. In addition, the Company continued to realign its cost structure, resulting in the elimination of approximately 180 positions.

During 2015, the Company announced the closure of six rigid paper facilities – two in the United States, one in Canada, one in Russia, one in Germany, and one in the United Kingdom; the closure of a production line at a thermoforming plant in the United States; and the sale of a portion of its metal ends and closures business in the United States. Restructuring actions also included the closures of a tubes and cores plant, a recycling business, and a printed backer card facility in the United States. During 2015, the Company also recognized asset impairment charges related to the planned sale of a paper mill in France and eliminated approximately 235 positions worldwide in conjunction with the Company’s organizational effectiveness efforts.

During 2014, the Company announced the closures of a tube and core plant in Canada; a molded foam plant in the United States and a temperature-assured packaging plant in the United States; and two recycling facilities –one in the United States and one in Brazil. The Company also recognized exit costs and asset impairment charges as the result of halting the planned start up of a rigid paper facility in Europe following the acquisition of Weidenhammer Packaging Group. In addition to these actions, the Company eliminated of approximately 125 positions.

The Company expects to recognize future additional costs totaling approximately $2.1 million in connection with previously announced restructuring actions. The Company believes that the majority of these charges will be incurred and paid by the end of 2017. The Company regularly evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken. Restructuring and asset impairment charges are subject to significant fluctuations from period to period due to the varying levels of restructuring activity and the inherent imprecision in the estimates used to recognize the impairment of assets and the wide variety of costs and taxes associated with severance and termination benefits in the countries in which the Company operates.

See Note 4 to the Consolidated Financial Statements for further information about restructuring activities and asset impairment charges.

SONOCO 2016 ANNUAL REPORT	21	FORM 10-K

RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES

The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures for each of the years presented:

	For the year ended December 31, 2016
Dollars and shares in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Acquisition Related Cost	Other Adjustments(1)	Base
Income before interest and income taxes	$492,834	$42,883	$4,569	$(103,360)	$436,926
Interest expense, net	51,557	—	—	—	51,557
Income before income taxes	$441,277	$42,883	$4,569	$(103,360)	$385,369
Provision for income taxes	164,631	7,520	1,422	(55,803)	117,770
Income before equity in earnings of affiliates	$276,646	$35,363	$3,147	$(47,557)	$267,599
Equity in earnings of affiliates, net of tax	11,235	—	—	—	11,235
Net income	$287,881	$35,363	$3,147	$(47,557)	$278,834
Less: Net (income) attributable to noncontrolling interests, net of tax	(1,447)	(161)	—	—	(1,608)
Net income attributable to Sonoco	$286,434	$35,202	$3,147	$(47,557)	$277,226
Per diluted common share	$2.81	$0.35	$0.03	$(0.47)	$2.72
(1)	Consists of the following: gain from the sale of the rigid plastics blow molding operations totaling $104,292 ($49,341 after tax); $850 increase ($522 after tax) in reserves for Fox River environmental claims; $1,203 net tax loss due primarily to changes in rates and valuation allowances for foreign entities; and other charges totaling $82 ($59 after tax).

	For the year ended December 31, 2015
Dollars and shares in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Acquisition Related Cost	Other Adjustments(2)	Base
Income before interest and income taxes	$382,544	$50,637	$1,663	$(22,280)	$412,564
Interest expense, net	54,598	—	—	—	54,598
Income before income taxes	$327,946	$50,637	$1,663	$(22,280)	$357,966
Provision for income taxes	87,738	22,641	9	746	111,134
Income before equity in earnings of affiliates	$240,208	$27,996	$1,654	$(23,026)	$246,832
Equity in earnings of affiliates, net of tax	10,416	—	—	—	10,416
Net income	$250,624	$27,996	$1,654	$(23,026)	$257,248
Less: Net (income) attributable to noncontrolling interests, net of tax	(488)	(93)	—	—	(581)
Net income attributable to Sonoco	$250,136	$27,903	$1,654	$(23,026)	$256,667
Per diluted common share	$2.44	$0.27	$0.02	$(0.22)	$2.51
(2)	Consists of the following: gain from the release of reserves related to the partial settlement of the Fox River environmental claims totaling $32,543 ($19,928 after tax); income tax gains from the release of valuation allowances against net deferred tax assets in Spain, Canada, the Netherlands, and the United Kingdom totaling $9,563; legal and financial professional expenses associated with the Company’s investigation of financial misstatements in Mexico totaling $7,099 ($4,380 after tax); additional expenses related to executive life insurance policies totaling $2,188 ($1,344 after tax); and other charges totaling $976 ($741 after tax).

	For the year ended December 31, 2014
Dollars and shares in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Acquisition Related Cost	Other Adjustments(3)	Base
Income before interest and income taxes	$378,098	$22,792	$9,221	$(2,568)	$407,543
Interest expense, net	52,391	—	—	—	52,391
Income before income taxes	$325,707	$22,792	$9,221	$(2,568)	$355,152
Provision for income taxes	108,758	5,732	722	787	115,999
Income before equity in earnings of affiliates	$216,949	$17,060	$8,499	$(3,355)	$239,153
Equity in earnings of affiliates, net of tax	9,886	—	—	—	9,886
Net income	$226,835	$17,060	$8,499	$(3,355)	$249,039
Less: Net (income)/loss attributable to noncontrolling interests, net of tax	(919)	(52)	—	533	(438)
Net income attributable to Sonoco	$225,916	$17,008	$8,499	$(2,822)	$248,601
Per diluted common share	$2.19	$0.16	$0.08	$(0.03)	$2.41
(3)	Consists of excess property insurance settlement gains on a facility in Thailand damaged by a flood in 2011 totaling $2,568 ($2,006 after tax) and other non-base income tax benefits totaling $1,349.

FORM 10-K	22	SONOCO 2016 ANNUAL REPORT

Results of operations – 2016 versus 2015

For 2016, net income attributable to Sonoco (GAAP earnings) was $286.4 million ($2.81 per diluted share), compared with $250.1 million ($2.44 per diluted share) for 2015. Current-year earnings reflect a net after-tax benefit of $9.2 million, consisting of the gain from the disposal of the Company’s rigid plastics blow molding operations, partially offset by restructuring costs, asset impairment charges, acquisition-related expenses, and foreign income tax losses related to rate adjustments.

Net income in 2015 was negatively impacted by net after-tax charge of $6.5 million consisting of restructuring costs, asset impairment charges, legal and professional fees associated with the Company’s investigation of financial misstatements in Mexico, acquisition-related expenses, and excess executive life insurance expenses, partially offset by gains related to the final settlement of certain of the Fox River environmental claims and income tax gains from the release of valuation allowances against certain net deferred tax assets.

Base earnings in 2016 were $277.2 million ($2.72 per diluted share), compared with $256.7 million ($2.51 per diluted share) in 2015.

Both GAAP and base earnings benefitted from a positive price/cost relationship, total productivity improvements and lower pension expense. These favorable factors were partially offset by volume declines, particularly in Rigid Paper North America, higher overhead, management incentive and other operating costs, and unfavorable changes in foreign currency translation.

The effective tax rate on GAAP earnings was 37.3%, compared with 26.8% in 2015, and the effective tax rate on base earnings was 30.6%, compared with 31.0% in 2015. The main drivers of the unfavorable change in the rate on GAAP earnings include taxes on the gain related to the current-year disposal of the rigid plastics blow molding operations and prior year income tax benefits related to the release of valuation allowances against deferred tax assets in certain international jurisdictions. The effective tax rate on base earnings was essentially flat year over year.

Consolidated net sales for 2016 were $4.8 billion, a $181 million, or 3.7%, decrease from 2015. The components of the sales change were:

($ in millions)
Volume/mix	$6
Selling price	(25)
Acquisitions and divestitures, net	(25)
Foreign currency translation and other, net	(137)
Total sales decrease	$(181)

In order to enhance the meaningfulness of reported changes in volume/mix, a $63.7 million reduction in packaging center sales resulting from changes in the level of activity, primarily from the previously reported loss of contract packaging business in Irapuato, Mexico, is classified above as “other” due to the low/inconsistent correlation that typically exists between changes in revenue and changes in operating profit in our packaging center operations.

Sales volume/mix was essentially flat as organic volume growth and a favorable change in product mix in a number of our businesses offset volume declines in rigid paper containers. For the most part, price changes for the Company’s products were driven by changes in the underlying raw materials costs. In 2016, many of the Company’s primary raw materials saw decreases in their market prices; however, old corrugated containers (OCC) saw a moderate increase year over year. This increase most directly affected the Paper and Industrial Converted Products segment while the decrease in other raw materials, mainly resins, most directly affected the Consumer Packaging segment. While the Company’s 2016 and 2015 acquisitions added more than $20 million to comparable year-over-year sales, the impact was more than offset by comparable sales decreases related to dispositions, the most significant of which was the 2016 sale of the Company’s rigid plastics blow molding operations. Finally, foreign exchange rate changes decreased sales year-over-year as almost all of the foreign currencies in which the Company conducts business weakened in relation to the U.S. Dollar.

Total domestic sales were $3.1 billion, down 3.1% from 2015 levels. International sales were $1.7 billion, down 4.6% from 2015 with most of the decrease driven by the impact of foreign currency translation. Additionally, sales in Mexico were lower due to the loss of contract packaging business in Irapuato, Mexico.

Costs and expenses/margins

Cost of sales was down $189.5 million in 2016, or 4.7%, from the prior year primarily as a result of foreign currency translation, certain raw material price declines, disposed businesses, lower pension expense and productivity improvements, somewhat offset by the impact of acquisitions. Partially offsetting these benefits were an unfavorable mix of sales and higher labor and other costs. Overall, the Company was able to achieve a positive price cost relationship, aided by certain raw material price declines in some businesses and procurement productivity gains. As a result, gross profit margins improved to 19.6% in 2016 from 18.7% in the prior year.

Aggregate pension and postretirement plan expenses decreased $12.0 million in 2016 to a total of $45.3 million, compared with $57.3 million in 2015. The decrease was primarily the result of the Company’s previously disclosed change in its method to estimate service and interest cost components of net periodic benefit cost. On January 1, 2016 the Company began using a full yield curve approach to estimate these costs as opposed to the previous method that used a single weighted-average discount rate. Approximately 75% of pension and postretirement plan expenses are reflected in cost of sales and 25% in selling, general and administrative expenses. See Note 12 to the Consolidated Financial Statements for further information on employee benefit plans.

Selling, general and administrative expenses increased $9.8 million, or 2.0%, and were 10.6% of sales compared to 10.0% of sales in 2015. In 2015, selling, general and administrative expenses included a $32.5 million gain from the release of environmental reserves upon the partial settlement of the Fox River environmental claim, and included expenses totaling approximately $7.1 million for legal and professional fees related to the financial misstatements at our Irapuato, Mexico, packaging center. Absent these items, the year-over-year change in selling, general and administrative expenses would have been a decrease of $15.6 million. The year-over-year decrease reflects lower pension expense, a reduction in costs related to the Company’s domestic self-insured employee group medical plan, lower legal and professional fees, reductions from the sale of the Company’s rigid plastics blow molding operations, and the favorable effect of foreign currency translation from a stronger U.S. dollar. These favorable factors were partially offset by increases in 2016 incentive-based compensation and general inflation.

SONOCO 2016 ANNUAL REPORT	23	FORM 10-K

GAAP Earnings before interest and income taxes (EBIT) were 10.3% of sales in 2016 compared to 7.7% in 2015, The largest contributor to this increase was the 2016 gain on the sale of the Company’s rigid plastics blow molding business. Base EBIT was 9.1% of sales in 2016 compared to 8.3% in 2015, in line with the year-over-year increase in gross profit margin discussed above which contributed to the improvements in both GAAP EBIT and Base EBIT.

Restructuring and restructuring related asset impairment charges totaled $42.9 million and $50.6 million in 2016 and 2015, respectively. Additional information regarding restructuring actions and impairments is provided in Note 4 to the Company’s Consolidated Financial Statements.

Research and development costs, all of which were charged to expense, were $22.5 million in 2016 and $22.1 million in 2015. Management expects research and development spending to remain at a similar level in 2017.

Net interest expense totaled $51.6 million for the year ended December 31, 2016, compared with $54.6 million in 2015. The decrease was due primarily to lower average debt levels as the Company settled its $75.2 million 5.625% debentures upon their maturity in June 2016, and in May 2016 used proceeds from a new 1.00% fixed rate Euro 150 million loan to settle the remaining $150 million balance of a variable rate term loan entered into in conjunction with the 2014 acquisition of Weidenhammer Packaging Group.

Reportable segments

The Company reports its financial results in four reportable segments – Consumer Packaging, Display and Packaging, Paper and Industrial Converted Products, and Protective Solutions.

Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Consolidated Statements of Income, are comprised of the following:

($ in millions)	2016	2015	% Change
Segment operating profit
Consumer Packaging	$240.9	$231.6	4.0%
Display and Packaging	14.8	10.9	35.7%
Paper and Industrial Converted Products	129.7	124.1	4.5%
Protective Solutions	51.5	46.0	12.0%
Restructuring/Asset impairment charges	(42.9)	(50.6)	(15.3)%
Acquisition-related costs	(4.6)	(1.7)	174.7%
Other non-operational gains, net	103.4	22.3	363.9%
Consolidated operating profits	$492.8	$382.5	28.8%

Segment results viewed by Company management to evaluate segment performance do not include restructuring charges, asset impairment charges, acquisition-related charges, gains or losses from the sale of businesses, specifically identified tax adjustments, and certain other items, if any, the exclusion of which the Company believes improves comparability and analysis. Accordingly, the term “segment operating profits” is defined as the segment’s portion of “Income before interest and income taxes” excluding those items. General corporate expenses, with the exception of restructuring charges, asset impairment charges, acquisition-related charges, net interest expense and income taxes, have been allocated as operating costs to each of the Company’s reportable segments.

See Note 16 to the Company’s Consolidated Financial Statements for more information on reportable segments.

Consumer Packaging

($ in millions)	2016	2015	% Change
Trade sales	$2,043.1	$2,122.6	(3.7)%
Segment operating profits	240.9	231.6	4.0%
Depreciation, depletion and amortization	88.9	96.2	(7.6)%
Capital spending	86.4	76.0	13.7%

Sales decreased year over year due to decreased sales prices driven by decreases in resins and other raw material costs coupled with a number of dispositions. The Company’s sold its rigid plastic blow molding operations in November 2016 and in February 2015 sold a portion of its metal ends and closures business, consisting of two facilities in Canton, Ohio. The year-over-year impact of these dispositions more than offset the additional sales from the acquisition of Plastic Packaging Inc. on November 1, 2016. Organic volume growth in flexible packaging and plastics somewhat offset volume declines in global composite cans. Trade sales in the segment were reduced by approximately $27 million year over year as a result of foreign currency translation due to a stronger U.S. dollar. Domestic sales were approximately $1,368 million, down 5.6%, or $81 million, from 2015, while international sales were approximately $675 million, up 0.2%, or $1 million, from 2015.

Segment operating profits increased by $9.3 million year over year and operating profit margins increased to 11.8% from 10.9% in 2015. The increase in segment operating profits was largely driven by a positive price/cost relationship and solid gains in fixed cost productivity. These benefits were partially offset by inflation, volume declines in global composite cans, and the impact of foreign currency translation. Material purchasing and logistics savings were key drivers of the positive price/cost relationship. The previously mentioned divestitures were almost completely offset by acquisitions at an operating profit level.

Significant capital spending in the Consumer Packaging segment included numerous productivity projects and expansion of manufacturing capabilities in North America in both flexible packaging and plastics, and expansion of manufacturing capabilities in Europe in rigid paper and plastic containers.

Display and Packaging

($ in millions)	2016	2015	% Change
Trade sales	$520.4	$606.1	(14.1)%
Segment operating profits	14.8	10.9	35.7%
Depreciation, depletion and amortization	16.7	16.6	0.6%
Capital spending	11.5	10.9	5.8%

Domestic trade sales in the segment decreased $12.8 million, or 5.0%, to $246 million, while international trade sales decreased $73 million, or 21.0%, to $274 million. The decrease in domestic trade sales resulted from lower volume in retail security packaging and the impact of the July 2016 sale of our retail security packaging facility in Juncos, Puerto Rico. The decrease in international sales reflects the Company’s exit in 2016 from packaging center fulfillment contract with a customer. The Company transitioned the operation of the facility back to the customer during the first half of 2016. Additionally, the negative impact of approximately $18 million from for-

FORM 10-K	24	SONOCO 2016 ANNUAL REPORT

eign currency translation as a result of a weaker Mexican peso and Polish zloty relative to the U.S. dollar also lowered sales year over year.

The increase in segment operating profit was driven by a positive price/cost relationship and total productivity. These gains were partially offset by the impact of foreign currency translation and inflation of labor and other costs along with volume declines in retail security packaging.

Capital spending in the segment included numerous productivity and customer development projects in North America.

Paper and Industrial Converted Products

($ in millions)	2016	2015	% Change
Trade sales	$1,693.5	$1,729.8	(2.1)%
Segment operating profits	129.7	124.1	4.5%
Depreciation, depletion and amortization	74.7	76.7	(2.6)%
Capital spending	60.6	74.0	(18.1)%

The U.S. Dollar strengthened against the local currencies in virtually every international market where the segment operates, resulting in a $31 million year-over-year decrease in sales due to foreign currency translation. Additionally, the divestiture of the Company’s paperboard mill in Schweighouse-sur-Moder, France was only partially offset by sales from acquired businesses, a small tubes and cores business in Australia acquired in June 2016 and a domestic high-density wood plug business acquired in September 2015. On average market costs for recovered paper in the U.S. were higher year over year resulting in higher average selling prices in all of the segment’s domestic businesses with the exception of corrugating medium. Selling prices were slightly higher in Brazil and the Andean region, primarily due to overall inflation, and were up in Europe due to the pass through of higher material costs in that market. Total volume/mix was effectively flat in the segment despite gains in Europe and Latin America which were due to a combination of market share gains and regional expansion. Volume decreased in our reels business on lower volumes in nail-wood reels and lower demand for steel reels used in both on- and off-shore applications in the oil and gas industry. Volume also declined in our recycling business primarily due to a 2015 action to exit a recovery facility operating agreement coupled with some loss of market share. In addition, volume decreased on our one corrugating medium machine due to general market softening. Total domestic sales in the segment decreased $18 million, or 1.7%, to $1,025 million while international sales decreased $18 million, or 2.6%, to $668 million.

Segment operating profit increased year over year driven by total productivity. Adding to this were gains from the previously mentioned acquisitions and divestitures. Partially offsetting these gains were price cost declines driven by the Company’s single corrugating medium machine which continued to struggle as market supply depressed sales price and forced a larger portion of output to be sold in less-profitable foreign markets. In corrugating medium, lower selling prices and reduced volume, which also had a negative impact on productivity, resulted in a $16.2 million year-over-year reduction in product line profitability. Excluding corrugating medium, the segment’s operating profit would have increased $21.8 million, or 17.8%, driven by solid gains in manufacturing productivity, a positive price cost relationship, and lower fixed costs.

The Company’s corrugating medium operation, which consists of only one machine, has been and continues to be under pressure due to market supply in North America exceeding demand. As a result, larger competitors have moved to sell their excess capacity in the export market, a key target market for the Company, resulting in lower prices and reduced volume for our corrugating medium operation. Management is seeking both near and long-term solutions including, but not limited to, modified run schedules, targeted cost reductions, strategic partnerships, and potential closure of the operation.

Significant capital spending in the segment included the modification of several paper machines in North America and numerous productivity projects.

Protective Solutions

($ in millions)	2016	2015	% Change
Trade sales	$525.9	$505.9	4.0%
Operating profits	51.5	46.0	12.0%
Depreciation, depletion and amortization	24.8	23.6	5.4%
Capital spending	12.9	15.7	(18.2)%

Sales increased year over year due to higher volume in temperature-assured packaging, molded foam automotive components and paper-based protective packaging, partially reduced by the negative impact of foreign currency translation.

Segment operating profit increased year over year due to a positive price/cost relationship and higher volume which were partially offset by increases in labor, overhead and other costs.

Domestic sales were $436 million in 2016 up $14 million, 3.2%, from 2015. International sales increased more modestly to $90 million up $6 million, or 7.6%.

Capital spending in the segment included numerous productivity and customer development projects.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Cash flow

Operating activities

Cash flow from operations totaled $398.7 million in 2016 and $452.9 million in 2015, a year-over-year decrease of $54.3 million. Although current net income increased year over year by $37.3 million, it includes a pre-tax gain of $108.7 million from the November 2016 sale of the Company’s rigid plastics blow molding operations, the proceeds of which are reported as investing cash flows. Current year net income also reflects lower pension and postretirement expenses, which together with higher pension and postretirement cash contributions resulted in a combined year-over-year decrease in operating cash flow of $22.7 million. More cash was consumed by working capital changes in 2016 compared with the prior year. The change in trade accounts receivable consumed $29.3 million more cash year over year. While the seasonal slowdown at the end of 2016 was greater than in 2015, ending trade accounts receivable increased more in 2016 than in 2015, due largely to current-year payment term extensions and isolated payment collection timing issues at the end of 2016. Changes in inventory used $11.5 million of cash in 2016 versus $2.6 million in 2015, a higher year-over-year use of cash of $8.9 million, primarily attributable to certain businesses engaging in raw material pre-buying at the end of 2016 in anticipation of upcoming price increases. The change in accounts payable provided $5.6 million of cash in 2016 compared with $12.3 million in 2015, a lower year-over-

SONOCO 2016 ANNUAL REPORT	25	FORM 10-K

year provision of $6.8 million. This decline was primarily due to the lower level of business activity in the latter part of 2016 compared with the same period in 2015. Non-cash asset impairment charges were $17.3 million lower year over year, due largely to the prior year recognition of a foreign exchange remeasurement loss on the company’s net assets in Venezuela as the Company moved from translating these operations at the country’s official rate to an alternative exchange rate and the prior year impairment of fixed assets related to the Company’s paperboard mill in Schweighouse-sur-Moder, France which was sold in early 2016. The non-cash impact of changes in environmental reserves increased $33.4 million due to a $0.9 million increase in the reserves being recorded in 2016 in anticipation of final settlement of claims related to Fox River, compared with reductions in these reserves in 2015 of $32.5 million pretax, $19.9 million after tax. Operating cash flows provided by changes in tax-related activities was $45.4 million greater in 2016 compared with the previous year. The increase was due primarily to the use of available prepaid taxes to offset current year tax liabilities in 2016, contrasted with 2015 when there was a use of cash primarily from the overpayment of estimated taxes due to passage of new tax rules late in the year. The year-over-year variance in the change in the net deferred tax liability balances also contributed to the net provision of cash and resulted largely from variances in pension payments, the use of U.S. net operating losses and deferred taxes in foreign jurisdictions. Non-cash share-based compensation expenses were $10.0 million higher year over year as expenses recognized in association with our performance-based awards increased, reflecting assumptions about actual performance against targeted performance metrics over the vesting period of the awards. Net losses on disposition of assets totaled $14.2 million in 2016 compared with a net gain of $5.7 million in 2015, a year-over-year change of $19.9 million. The change was driven by the loss on the disposition of a paperboard mill in France in 2016. Accrued expenses used $11.7 million in 2016 compared with a provision of $15.3 million in 2015. The year-over-year change of $27.0 million was driven by increases in reserves related to restructuring actions implemented during 2016 and the timing of payments for other accrued expenses. Changes in other assets and liabilities provided $15.1 million of additional cash in 2016 compared to 2015, driven by higher year-over-year receipts of cash related to rebates, value added taxes, and customer reimbursable costs. Cash paid for taxes was $29.9 million higher year over year including the impact of the payment in December 2016 of taxes arising from the gain on the sale of the blow molding operations.

Cash flow from operations totaled $452.9 million in 2015 and $417.9 million in 2014, a year-over-year increase of $35.0 million. Higher year-over-year net income increased operating cash flows by $23.8 million and higher pension and postretirement non-cash expenses and lower pension and postretirement cash contributions resulted in a combined year-over-year increase in operating cash flow of $46.8 million. Slightly more cash was consumed by working capital changes year over year. Lower trade accounts receivable balances created a $20.5 million year-over-year increase in cash. The lower trade receivables were the result of lower levels of business activity in the latter part of 2015 compared with the latter part of 2014. Marginally higher year-over-year inventory levels used $2.6 million of cash in 2015, compared with providing $6.2 million of cash in 2014, resulting in a year-over-year decrease in operating cash flow of $8.8 million. The provision of cash in the prior year was the result of lower year-over-year inventory levels at December 31, 2014, resulting from inventory reduction initiatives in place at that time. Accounts payable provided $12.3 million of cash in 2015 compared with $26.9 million in 2014, a year-over-year decrease in operating cash flow of $14.5 million. The decline in the year-over-year provision of cash was primarily due to the lower level of business activity in the latter part of 2015 compared with the same period in 2014. Accrued expenses provided $15.3 million in 2015 compared with an $8.7 million use of cash in 2014. The year-over-year change of $24.0 million was driven by increases in reserves related to restructuring actions implemented during 2015 and the timing of payments for other accrued expenses. The change in the Fox River environmental reserves reflects a non-cash gain of $32.5 million in 2015 from the reversal of reserves following finalization of a settlement of certain environmental claims and litigation associated with Fox River, while 2014 reflects a cash payment of $14.7 million to fund this settlement. Cash paid for taxes was $37.7 million higher in 2015 than in 2014 due to higher pretax income and prepayments made in December 2015 prior to Congress taking action to extend certain favorable expired tax laws.

Investing activities

Cash used in investing activities was $3.1 million in 2016, compared with $179.9 million in 2015. The lower year-over-year use of cash is primarily due to a net $239.4 million increase in proceeds from the sale of assets. Proceeds in 2016 included $271.8 million from the November 2016 sale of the Company’s rigid plastics blow molding operations, partially offset by cash paid for the disposal of a paper operation in France. Proceeds in 2015 primarily related to approximately $29.1 million received from the sale of two metal ends and closures plants in February 2015. Acquisition spending, net of cash acquired, was $71.2 million higher year-over-year as the Company completed four acquisitions in 2016 versus two in 2015. Activity in 2016 included the acquisition of Plastic Packaging Inc. for $67.6 million whereas the cash paid for acquisitions in 2015 was significantly lower. Capital spending was $186.7 million in 2016, compared with $192.3 million in 2015, a decrease of $5.6 million. Capital spending is expected to total approximately $190 million in 2017.

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

Financing activities

Net cash used by financing activities totaled $315.7 million in 2016, compared with $256.4 million in 2015, an increased use of cash of $59.3 million. This increase was driven primarily by the use of $106.7 million of cash in 2016 to repurchase 2.2 million shares of the Company’s common stock. Outstanding debt was $1,052.7 million at December 31, 2016 compared with at

FORM 10-K	26	SONOCO 2016 ANNUAL REPORT

$1,135.0 million at December 31,2015. These balances reflect net repayments of $65.1 million during the 12 months ending December 31, 2016, including $75.3 million for the repayment of the Company’s 5.625% debentures upon their maturity on June 15, 2016. The balances also reflect Euro 150 million of borrowings in May 2016, under an unsecured, five-year, 1.0% fixed-rate assignable loan agreement, which were used in part to repay the remaining balance of the $150 million term loan used to fund the October 2014 acquisition of Weidenhammer Packaging Group. In 2015, net debt repayments used $114.7 million of cash as the Company paid down a portion of the incremental debt incurred to fund the acquisition of Weidenhammer. Cash dividends increased 6.0% to $146.4 million in 2016 compared to $138.0 million in 2015, reflecting a $0.02 per share increase in the quarterly dividend payment approved by the Board of Directors in April 2016.

Net cash used by financing activities totaled $256.4 million in 2015, compared with a $39.5 million provision in 2014, an increased use of cash of $295.9 million. Net debt repayments used $114.7 million of cash in 2015 as the Company paid down a portion of the incremental debt incurred to fund the October 2014 acquisition of Weidenhammer. In 2014, net debt borrowings provided $245.2 million of cash including proceeds from a new three-year $250 million term loan arranged in connection with the Weidenhammer acquisition. Cash dividends increased 7.1% to $138.0 million in 2015 compared to $128.8 million in 2014, reflecting a $0.03 per share increase in the quarterly dividend payment approved by the Board of Directors in April 2015. Net proceeds from the exercise of stock awards totaled $1.3 million in 2015, compared with $5.4 million in 2014, and the excess tax benefit of share-based compensation totaled $3.6 million in 2015, compared with $4.1 million in 2014. In addition, Sonoco acquired 0.2 million shares of its common stock in 2015 at a cost of $7.9 million, compared with 2.1 million shares in 2014 at a cost of $87.8 million. Two million of the shares purchased in 2014 were acquired under a previously announced share repurchase authorization.

Current assets increased year over year by $41.4 million to $1,348.8 million at December 31, 2016, and current liabilities decreased by $119.9 million to $802.6 million, resulting in an increase in the Company’s current ratio from 1.4 at December 31, 2015 to 1.7 at December 31, 2016. Proceeds from the sale of the Company’s rigid plastics blow mold operations increased cash on hand at December 31, 2016, and this increase to current assets was partially offset by reductions in trade accounts receivable and inventories disposed of in the sale, and by the foreign currency translation impact of the strengthening U.S. dollar. The year-over-year reduction in current liabilities resulted from the $75.3 million repayment of the Company’s 5.625% debentures upon their maturity in June 2016, the sale of the blow molding operations, and by the foreign currency translation impact of the strengthening U.S. dollar.

Contractual obligations

The following table summarizes contractual obligations at December 31, 2016:

	Payments Due In
($ in millions)	Total	2017	2018-2019	2020-2021	Beyond 2021	Uncertain
Debt obligations	$1,052.7	$32.0	$3.6	$411.2	$605.9	$—
Interest payments[1]	885.8	47.8	95.4	92.8	649.8	—
Operating leases	152.7	$38.7	$59.5	$32.9	$21.6	—
Income tax contingencies[2]	16.9	2.3	—	—	—	14.6
Purchase obligations[3]	339.5	102.6	182.8	52.5	1.6	—
Total contractual obligations[4]	$2,447.6	$223.4	$341.3	$589.4	$1,278.9	$14.6
[1]	Includes interest payments on outstanding fixed-rate, long-term debt obligations, as well as financing fees on the backstop line of credit.
[2]	Due to the nature of this obligation, the Company is unable to estimate the timing of the cash outflows. Includes gross unrecognized tax benefits of $17.7, plus accrued interest associated with the unrecognized tax benefit of $2.3, adjusted for the deferred tax benefit associated with the future deduction of unrecognized tax benefits and the accrued interest of $2.3 and $0.8, respectively.
[3]	Includes only long-term contractual commitments. (Does not include short-term obligations for the purchase of goods and services used in the ordinary course of business.)
[4]	Excludes potential cash funding requirements of the Company’s retirement plans and retiree health and life insurance plans.

Capital resources

The Company’s cash balances are held in numerous locations throughout the world. At December 31, 2016 and 2015, approximately $174.7 million and $96.3 million, respectively, of the Company’s reported cash and cash equivalents balances of $257.2 million and $182.4 million, respectively, were held outside of the United States by its foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. Under current law, cash repatriated to the U.S. is subject to federal income taxes, less applicable foreign tax credits. As the Company enjoys ample domestic liquidity through a combination of operating cash flow generation and access to bank and capital markets borrowings, we have generally considered our offshore cash balances to be indefinitely invested outside the United States and currently have no plans to repatriate cash balances. Accordingly, as of December 31, 2016, the Company is not providing for U.S. federal tax liability on these amounts for financial reporting purposes. However, if any such balances were to be repatriated, additional U.S. federal income tax payments could result. Computation of the potential deferred tax liability associated with unremitted earnings deemed to be indefinitely reinvested is not practicable.

Under Internal Revenue Service rules, U.S. corporations may borrow funds from foreign subsidiaries for up to 30 days without

SONOCO 2016 ANNUAL REPORT	27	FORM 10-K

unfavorable tax consequences. The Company has utilized these rules at various times in prior years to temporarily access offshore cash in lieu of issuing commercial paper. The Company did not access any offshore cash under these rules in 2016. However, depending on its immediate offshore cash needs, the Company may choose to access such funds again in the future as allowed under the rules.

The Company operates a $350 million commercial paper program, supported by a committed revolving bank credit facility of the same amount. In October 2014, the Company entered into a new credit agreement with a syndicate of eight banks for that revolving facility, together with a new $250 million three-year term loan. The revolving bank credit facility is committed through October 2019. If circumstances were to prevent the Company from issuing commercial paper, it has the contractual right to draw funds directly on the underlying revolving bank credit facility. The Company had no outstanding commercial paper at December 31, 2016 or 2015.

The Company’s total debt at December 31, 2016, was $1,053 million, a year-over-year decrease of $82 million driven primarily by the repayment of its 5.625% debentures upon their maturity in June 2016.

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

Acquisitions and internal investments are key elements of the Company’s growth strategy. The Company believes that cash on hand, cash generated from operations and borrowing capacity will enable it to support this strategy. Although the Company believes that it has excess borrowing capacity beyond its current lines, there can be no assurance that such financing would be available or, if so, at terms that are acceptable to the Company.

The net underfunded position of the Company’s various U.S and international defined benefit pension and postretirement plans was approximately $446 million at the end of 2016. During 2016, the Company contributed approximately $47 million to its benefit plans. The Company anticipates that benefit plan contributions in 2017 will total approximately $58 million. Future funding requirements will depend largely on actual investment returns and future actuarial assumptions. Participation in the U.S. qualified defined benefit pension plan is frozen for salaried and non-union hourly U.S. employees hired on or after January 1, 2004. In February 2009, the plan was further amended to freeze service credit earned effective December 31, 2018. This change is expected to moderately reduce the volatility of long-term funding exposure and expenses.

Total equity increased $21.8 million during 2016 as net income of $287.9 million was partially offset by other comprehensive losses totaling $34.9 million, dividend payments of $147.7 million, and share repurchases of $106.7 million. The primary components of other comprehensive loss were a $32.4 million translation loss from the impact of a stronger U.S. dollar on the Company’s foreign investments and an increase in actuarial losses totaling $9.6 million, net of tax, in the Company’s various defined benefit plans resulting primarily from lower year-over-year discount rates. Total equity increased $29.0 million during 2015 as net income of $250.6 million was partially offset by other comprehensive losses totaling $97.8 million, dividend payments of $139.2 million, and share repurchases of $7.9 million. The primary components of other comprehensive loss were a $129.7 million translation loss from the impact of a stronger U.S. dollar on the Company’s foreign investments and a $31.0 million reduction, net of tax, of actuarial losses in the Company’s various defined benefit plans resulting from amortization recognized during the year partially offset by additional net losses due primarily to the weak investment performance of plan assets in 2015.

On February 10, 2016, the Company’s Board of Directors authorized the repurchase of up to 5 million shares of the Company’s common stock. During 2016, a total of 2.03 million shares were repurchased under this authorization at a cost of $100 million. Accordingly, at December 31, 2016, a total of 2.97 million shares remain available for repurchase under this authorization.

Although the ultimate determination of whether to pay dividends is within the sole discretion of the Board of Directors, the Company plans to increase dividends as earnings grow. Dividends per common share were $1.46 in 2016, $1.37 in 2015 and $1.27 in 2014. On February 8, 2017, the Company declared a regular quarterly dividend of $0.37 per common share payable on March 10, 2017, to shareholders of record on February 22, 2017.

Off-balance sheet arrangements

The Company had no material off-balance sheet arrangements at December 31, 2016.

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

Prior to July 1, 2015, the Company used Venezuela’s official exchange rate to report the results of its operations in Venezuela. As a result of significant inflationary increases, and to avoid distortion of its consolidated results from translation of its Venezuelan operations, the Company concluded that it was an appropriate time to begin translating its Venezuelan operations using an alternative exchange rate. Accordingly, effective July 1, 2015, the Company began translating its Venezuelan operations using the most current published Venezuelan exchange rate (which at that time was known as the SIMADI rate). This resulted in a foreign exchange remeasurement loss on net monetary assets. In addition, the use of the significantly higher SIMADI rate resulted in the need to recognize impairment charges against inventories and certain long-term nonmonetary assets as the U.S. dollar value of projected future cash flows from these assets was no longer sufficient to recover their U.S. dollar carrying values. The combined impact of the impairment charges and remeasurement loss was $12.1 million on both a before and after-tax basis, recognized in the third quarter of 2015. At December 31, 2016, the carrying value of the Company’s net investment in its Venezuelan operations was approximately $2.7 million. In addition, at December 31, 2016, the Company’s Accumulated Other Comprehensive Loss included a cumulative

FORM 10-K	28	SONOCO 2016 ANNUAL REPORT

translation adjustment loss of $3.8 million related to its Venezuela operations which would need to be reclassified to net income in the event of a complete exit of the business or a decision to deconsolidate.

The Company is a purchaser of various raw material inputs such as recovered paper, energy, steel, aluminum and plastic resin. The Company generally does not engage in significant hedging activities for these purchases, other than for energy and, from time to time, aluminum, because there is usually a high correlation between the primary input costs and the ultimate selling price of its products. Inputs are generally purchased at market or at fixed prices that are established with individual suppliers as part of the purchase process for quantities expected to be consumed in the ordinary course of business. On occasion, where the correlation between selling price and input price is less direct, the Company may enter into derivative contracts such as futures or swaps to manage the effect of price fluctuations.

In addition, the Company may, from time to time, use traditional, unleveraged interest-rate swaps to manage its mix of fixed and variable rate debt and to control its exposure to interest rate movements within select ranges.

At December 31, 2016, the Company had derivative contracts outstanding to hedge the price on a portion of anticipated commodity and energy purchases as well as to hedge certain foreign exchange risks for various periods through December 2019. These contracts included swaps to hedge the purchase price of approximately 8.5 MMBTUs of natural gas in the U.S. and Canada representing approximately 79.5%, 37.3% and 17.8% of anticipated natural gas usage for 2017, 2018 and 2019, respectively. Additionally, the Company had swap contracts covering 2,629 metric tons of aluminum and 660 short tons of OCC, representing approximately 59% and less than 1%, respectively, of anticipated usage for 2017. The aluminum hedges relate to fixed-price customer contracts. At December 31, 2016, the Company had a number of foreign currency contracts in place for both designated and undesignated hedges of either anticipated foreign currency denominated transactions or existing financial assets and liabilities. At December 31, 2016, the total notional amount of these contracts, in U.S. dollar terms, was $117 million, of which $53 million related to the Canadian dollar, $40 million to the Mexican peso, and $24 million to all other currencies.

The total fair market value of the Company’s derivatives was a net favorable position of $2.8 million at December 31, 2016, and a net unfavorable position of $10.4 million at December 31, 2015. Derivatives are marked to fair value using published market prices, if available, or using estimated values based on current price quotes and a discounted cash flow model. See Note 9 to the Consolidated Financial Statements for more information on financial instruments.

The Company is subject to various federal, state and local environmental laws and regulations concerning, among other matters, solid waste disposal, wastewater effluent and air emissions. Although the costs of compliance have not been significant due to the nature of the materials and processes used in manufacturing operations, such laws also make generators of hazardous wastes and their legal successors financially responsible for the cleanup of sites contaminated by those wastes. The Company has been named a potentially responsible party at several environmentally contaminated sites. These regulatory actions and a small number of private party lawsuits are believed to represent the Company’s largest potential environmental liabilities. The Company has accrued $24.5 million at December 31, 2016, compared with $25.2 million at December 31, 2015, with respect to these sites. See “Environmental Charges,” Item 3 –Legal Proceedings and Note 14 to the Consolidated Financial Statements for more information on environmental matters.

RESULTS OF OPERATIONS – 2015 VERSUS 2014

Consolidated net sales for 2015 were $4.96 billion, a $53 million, or 1.0%, decrease from 2014.

The components of the sales change were:

($ in millions)
Volume/mix	$53
Selling price	(49)
Acquisitions and divestitures	228
Foreign currency translation and other, net	(285)
Total sales decrease	$(53)

Total volume was up in all of the Company’s segments, except for Paper and Industrial Converted Products. For the most part, price changes for the Company’s products are driven by changes in the underlying raw materials costs. In 2015, many of the Company’s primary raw materials saw a decline in the market prices leading to lower selling prices for many of the Company’s products with the greatest impact in the Consumer and Paper and Industrial Converted Products segments. While the acquisitions of Weidenhammer at the end of 2014 and a majority ownership of Graffo during the first quarter of 2015 added to sales, those gains were more than offset by the translation impact of a stronger U.S. dollar. Total domestic sales were $3.2 billion, down 2.4% from 2014 levels. International sales were $1.8 billion, up 1.5% from 2014 with most of the increase coming in Europe which was largely driven by the Weidenhammer acquisition, and partially offset by the impact of foreign currency translation.

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

SONOCO 2016 ANNUAL REPORT	29	FORM 10-K

expenses added by the October 2014 acquisition of Weidenhammer, higher pension costs, wage and general inflation, and higher volume-driven costs such as commissions. GAAP earnings before interest and income taxes were 7.7% of sales in 2015, compared to 7.5% in 2014. Base earnings before interest and income taxes were 8.3% of sales in 2015 compared to 8.1% in 2014. The year-over-year improvement in both the GAAP and base measures were driven largely by the improved gross profit margins discussed above.

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

Significant capital spending in the Consumer Packaging segment included numerous productivity projects, expansion of rigid paper manufacturing capabilities in Europe and Asia, and expansion of flexible packaging manufacturing capabilities in North America.

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

Capital spending in the segment included numerous productivity and customer development projects in North America.

Paper and Industrial Converted Products

($ in millions)	2015	2014	% Change
Trade sales	$1,729.8	$1,902.4	(9.1)%
Segment operating profits	124.1	162.3	(23.5)%
Depreciation, depletion and amortization	76.7	83.1	(7.6)%
Capital spending	74.0	73.6	0.5%

FORM 10-K	30	SONOCO 2016 ANNUAL REPORT

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

SONOCO 2016 ANNUAL REPORT	31	FORM 10-K

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

When the Company estimates the fair value of its reporting units, it does so using a discounted cash flow model based on projections of future years’ operating results and associated cash flows, corroborated by comparable trading and transaction multiples. The Company’s model discounts projected future cash flows, forecasted over a ten-year period, with an estimated residual growth rate. The Company’s projections incorporate management’s best estimates of expected future results, including significant assumptions and estimates related to, among other things: sales volumes and prices, new business, profit margins, income taxes, capital expenditures and changes in working capital requirements and, where applicable, improved operating margins. Projected future cash flows are discounted to present value using a discount rate management believes is commensurate with the risks inherent in the cash flows for each reporting unit.

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

In considering the level of uncertainty regarding the potential for goodwill impairment, management has concluded that any such impairment would likely be the result of adverse changes in more than one assumption. Management does not consider any of its assumptions to be either aggressive or conservative, but rather its best estimate based on available evidence at the time of the assessment. Other than in Display and Packaging and Paper and Industrial Converted Products – Europe, which are discussed below, there is no specific singular event or single change in circumstances management has identified that it believes could reasonably result in a change to expected future results in any of its reporting units sufficient to result in goodwill impairment. In management’s opinion, a change of such magnitude would more likely be the result of changes to some combination of the factors identified above, a general deterioration in competitive position, introduction of a superior technology, significant unexpected changes in customer preferences, an inability to pass through significant raw material cost increases, and other such items as identified in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

As a result of its qualitative and quantitative assessments, management concluded that goodwill associated with the Company’s Paper and Industrial Converted Products – Brazil reporting unit had become impaired as a result of the continued deterioration of economic and political conditions in Brazil. This led management to reduce its expectations for financial growth in the future for this reporting unit and thereby resulted in lowered cash flow forecasts and unfavorable impacts to other assumptions being used in the impairment model. Accordingly, an impairment charge totaling $2.6 million, the entire amount of goodwill associated with this reporting unit, was recognized during the third quarter of 2016. The charge is included in “Restructuring/Asset impairment charges” in the Consolidated Statements of Income.

Although no other reporting units failed the testing noted above, in management’s opinion, the reporting units having the greatest risk of a significant future impairment if actual results fall short of expectations are Display and Packaging, and Paper and Industrial Converted Products – Europe. Total goodwill associated with these reporting units was approximately $203 million and $87 million, respectively, at December 31, 2016.

The Display and Packaging reporting unit designs, manufactures, assembles, packs and distributes temporary, semipermanent and permanent point-of-purchase displays; provides supply chain management services, including contract packing, fulfillment and scalable service centers; and manufactures retail packaging, including printed backer cards, thermoformed blisters and heat sealing equipment. In late 2015, the Company was informed by its customer of their decision not to renew the Company’s contract to manage the Irapuato, Mexico packaging center. The Company transitioned the operation to the customer over the first half of 2016. While the loss of this business resulted in annualized lost sales of approximately $90 million, it had only a modest impact on future operating profits. The goodwill impairment analysis reflects management’s expectations for multiple years of solid and consistent volume growth based partially on projected new business driven by synergies between retail packaging manufacturing and packaging services. In addition, the analysis reflects expected cash flow improvements from future productivity initiatives. A large portion of sales in this reporting unit is concentrated in one customer, the majority of which is under contract until 2021. If a significant amount of this reporting unit’s business were lost and not replaced under similar terms, or the growth and productivity gains were not realized, it is likely that a goodwill impairment charge could be incurred. Total goodwill associated with this reporting unit was approximately $203 million at December 31, 2016. Based on the most recent valuation work performed, the estimated fair value of Display and Packaging exceeded its carrying value by approximately 64%, compared with 11% in the prior year.

Paper and Industrial Converted Products – Europe manufactures paperboard tubes and cores, fiber-based construction tubes and forms and recycled paperboard and linerboard. Persistently weak European economic growth together with geo-political developments/conflicts in Eastern Europe and the Middle East have constrained the growth and operating results of this reporting unit over the past few years. Despite these pressures, local currency financial performance has remained relatively steady. Management expects to continue to mitigate the impact of these factors as they currently exist and, in addition to its ongoing efforts to optimize the plant footprint and cost structure within Europe, believes the reporting

FORM 10-K	32	SONOCO 2016 ANNUAL REPORT

unit should be able to grow, on average, at or above the Eurozone’s projected GDP growth rate over the next several years. However, if economic conditions were to deteriorate in a sustained fashion, it is possible that a goodwill impairment charge could be incurred. Based on the valuation work performed during the third quarter, the estimated fair value of Paper and Industrial Converted Products –Europe exceeded its carrying value by approximately 55%, compared with 31% in the prior year.

For the most recent analyses performed during 2016, projected future cash flows were discounted at 10.6% and 8.3% for Display and Packaging and Paper and Industrial Converted Products –Europe, respectively. Holding other valuation assumptions constant, Display and Packaging projected operating profits across all future periods would have to be reduced approximately 36%, or the discount rate increased to 16.7%, in order for the estimated fair value to fall below the reporting unit’s carrying value. The corresponding percentages for Paper and Industrial Converted Products –Europe are 31% and 12.0%.

During the time subsequent to the annual evaluation, and at December 31, 2016, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management’s opinion that no such events have occurred.

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

In February 2017, the Company received a draft Notice of Proposed Adjustment (“NOPA”) from the Internal Revenue Service (IRS) proposing an adjustment to income for the 2013 tax year based on the IRS’s recharacterization of a distribution of an intercompany note made in 2012, and the subsequent repayment of the note over the course of 2013, as if it were a cash distribution made in 2013. At the time the distribution was paid in 2012, it was characterized as a dividend to the extent of earnings and profits, with the remainder as a tax free return of basis and capital gain. As the IRS proposes to recharacterize the distribution, the entire distribution would be characterized as a dividend. The incremental tax liability associated with the income adjustment proposed in the NOPA would be approximately $84 million, excluding interest and penalties. The Company expects a final NOPA to be issued during the first quarter of 2017, and intends to file a protest to the proposed deficiency with the IRS, which will cause the matter to be referred to the Appeals Division of the IRS. The Company strongly believes the position of the IRS with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that the Company’s previously reported income tax provision for the year in question is appropriate. However, there can be no assurance that this matter will be resolved in the Company’s favor. Regardless of whether the matter is resolved in the Company’s favor, the final resolution of this matter could be expensive and time-consuming to defend and/or settle. While the Company believes that the amount of tax originally paid with respect to this distribution is correct, and accordingly has not provided additional reserve for tax uncertainty, there is still a possibility that an adverse outcome of the matter could have a material effect on its results of operations and financial condition.

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

Stock-based compensation plans

The Company utilizes share-based compensation in the form of stock appreciation rights, restricted stock units and other share-based awards. Certain awards are in the form of contingent stock units where both the ultimate number of units and the vesting period are performance based. The amount and timing of share-based compensation expense associated with these performance-based awards are based on estimates regarding future performance using measures defined in the plans. In 2016, the performance measures consisted of Earnings per Share and Return on Net Assets Employed. Changes in estimates regarding the future achievement of these performance measures may result in significant fluctuations from period to period in the amount of share-based compensation expense reflected in the Company’s Consolidated Financial Statements.

The Company uses an option-pricing model to determine the grant date fair value of its stock appreciation rights. Inputs to the model include a number of subjective assumptions. Management routinely assesses the assumptions and methodologies used to calculate estimated fair value of share-based compensation per share. Circumstances may change and additional data may become available over time that results in changes to these assumptions and methodologies, which could materially impact fair value determinations.

Pension and postretirement benefit plans

The Company has significant pension and postretirement benefit liabilities and costs that are measured using actuarial valuations. The actuarial valuations employ key assumptions that can have a significant effect on the calculated amounts. The key assumptions used at December 31, 2016, in determining the projected benefit obligation and the accumulated benefit obligation for U.S. retirement and retiree health and life insurance plans include: discount rates of 4.29% and 3.99% for the active and inactive qualified retirement plans, respectively, 3.97% for the non-qualified retirement

SONOCO 2016 ANNUAL REPORT	33	FORM 10-K

plans, and 3.70% for the retiree health and life insurance plan; and rates of compensation increases ranging from 3.32% to 4.87%. The key assumptions used to determine 2016 net periodic benefit cost for U.S. retirement and retiree health and life insurance plans include: discount rates of 4.58% and 4.21% for the active and inactive qualified retirement plans, respectively, 4.16% for the non-qualified retirement plans, and 3.78% for the retiree health and life insurance plan; an expected long-term rate of return on plan assets of 7.65% and 7.35% for the active and inactive qualified retirement plans, respectively; and rates of compensation increases ranging from 3.36% to 5.1%.

During 2016, the Company recorded total pension and postretirement benefit expenses of approximately $45.3 million, compared with $57.3 million during 2015. The 2016 amount reflects $87.0 million of expected returns on plan assets at an average assumed rate of 6.8% and interest cost of $60.2 million at a weighted-average discount rate of 3.55%. The 2015 amount reflects $96.0 million of expected returns on plan assets at an average assumed rate of 7.0% and interest cost of $71.6 million at a weighted-average discount rate of 3.9%. During 2016, the Company made contributions to its pension and postretirement plans of $46.7 million. In the prior year, the Company made contributions to its pension and postretirement plans totaling $36.0 million. Contributions vary from year to year depending on various factors, the most significant being the market value of assets and interest rates. Cumulative net actuarial losses were approximately $701 million at December 31, 2016, and are primarily the result of low discount rates and the poor asset performance in 2008. Actuarial losses/gains outside of the 10% corridor defined by U.S. GAAP are amortized over the average remaining service life of the plan’s active participants or the average remaining life expectancy of the plan’s inactive participants if all, or almost all, of the plan’s participants are inactive.

Effective January 1, 2016, the Company changed the method used to estimate the service and interest cost components of net periodic benefit cost. Historically, these components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation at the beginning of the period. The Company has elected to use a full yield curve approach in the estimation of these components of benefit cost by applying the specific spot rates along the yield curve used in the determination of the projected benefit obligation to the relevant projected cash flows. The Company made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of interest cost. This change does not affect the measurement of the Company’s total pension and post-retirement obligations reported on the balance sheet as the change in the service and interest cost is completely offset by the actuarial gain or loss reported in the period, nor does it affect cash flows. The Company has accounted for this prospectively as a change in estimate beginning in 2016. This change in estimate reduced net periodic benefit cost by approximately $12 million in 2016.

Excluding the impact of the potential settlements discussed below, the Company is projecting total benefit plan expense to be approximately $5 million higher in 2017 than in 2016 due primarily to lower expected returns on the assets of the U.S. retirement and retiree health and life insurance plans. The lower returns are due to a 62 basis point drop in the expected return assumption for 2017, partially offset by a higher asset base due to forecasted market performance and Company contributions to the active qualified retirement plan. Lower discount rates are also contributing to higher year-over-year benefit plan expense, but the impact is offset by a reduction in expense from changing mortality assumptions to reflect Mortality Improvement Scale MP-2016 (MP-2015 had been used in determining 2016 expense).

In February 2017, the Company initiated a program through which it seeks to settle a portion of the projected benefit obligation (PBO) relating to terminated vested participants in the U.S. qualified retirement plans. The terminated vested population comprises approximately 15% of the PBO of these plans and such participants are being given the option to receive their benefits early as either a lump sum or an annuity. If the election rates are in the expected range of 40% to 70%, the Company estimates it will be required to recognize non-cash settlement charges of between $25 to $40 million in the second quarter of 2017. Related settlement payments will be funded from plan assets and will not require the Company to make any additional cash contributions in 2017.

The Company adjusts its discount rates at the end of each fiscal year based on yield curves of high-quality debt instruments over durations that match the expected benefit payouts of each plan. The expected rate of return assumption is derived by taking into consideration the targeted plan asset allocation, projected future returns by asset class and active investment management. A third-party asset return model was used to develop an expected range of returns on plan investments over a 12- to 15-year period, with the expected rate of return selected from a best estimate range within the total range of projected results. The Company periodically re-balances its plan asset portfolio in order to maintain the targeted allocation levels. The rate of compensation increase assumption is generally based on salary and incentive compensation increases. A key assumption for the U.S. retiree health and life insurance plan is a medical cost trend rate beginning at 7.0% for post-age 65 participants and trending down to an ultimate rate of 4.8% in 2059. The ultimate trend rate of 4.8% represents the Company’s best estimate of the long-term average annual medical cost increase over the duration of the plan’s liabilities. It provides for real growth in medical costs in excess of the overall inflation level.

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

The sensitivity to changes in the critical assumptions for the Company’s U.S. plans as of December 31, 2016, is as follows:

Assumption ($ in millions)	Percentage Point Change	Projected Benefit Obligation Higher/(Lower)	Annual Expense Higher/ (Lower)
Discount rate	-.25 pts	$44.4	$2.9
Expected return on assets	-.25 pts	N/A	$2.5

See Note 12 to the Consolidated Financial Statements for additional information on the Company’s pension and postretirement plans.

FORM 10-K	34	SONOCO 2016 ANNUAL REPORT

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding recent accounting pronouncements is provided in Note 2 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding market risk is provided in this Annual Report on Form 10-K under the following items and captions: “Our international operations subject us to various risks that could adversely affect our business operations and financial results” and “Currency exchange rate fluctuations may reduce operating results and shareholders’ equity” in Item 1A-Risk Factors; “Risk Management” in Item 7 –Management’s Discussion and Analysis of Financial Condition and Results of Operations; and in Note 9 to the Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes to the Consolidated Financial Statements are provided on pages F-1 through F-32 of this report. Selected quarterly financial data is provided in Note 18 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

SONOCO 2016 ANNUAL REPORT	35	FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND DIRECTORS OF SONOCO PRODUCTS COMPANY:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of changes in total equity and of cash flows present fairly, in all material respects, the financial position of Sonoco Products Company and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a) 2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for Debt Issuance Costs in the period ended December 31, 2016. The accompanying December 31, 2015 consolidated balance sheet reflects this change.

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

Charlotte, North Carolina

March 1, 2017

FORM 10-K	F1	SONOCO 2016 ANNUAL REPORT

CONSOLIDATED BALANCE SHEETS Sonoco Products Company

(Dollars and shares in thousands) At December 31	2016	2015
Assets
Current Assets
Cash and cash equivalents	$257,226	$182,434
Trade accounts receivable, net of allowances of $10,884 in 2016 and $11,069 in 2015	625,411	627,962
Other receivables	43,553	46,801
Inventories
Finished and in process	127,446	139,589
Materials and supplies	245,368	245,894
Prepaid expenses	49,764	64,698
	1,348,768	1,307,378
Property, Plant and Equipment, Net	1,060,017	1,112,036
Goodwill	1,092,215	1,140,461
Other Intangible Assets, Net	224,958	245,095
Long-term Deferred Income Taxes	42,130	52,626
Other Assets	155,115	156,089
Total Assets	$3,923,203	$4,013,685
Liabilities and Equity
Current Liabilities
Payable to suppliers	$477,831	$508,057
Accrued expenses and other	205,303	225,303
Accrued wages and other compensation	68,693	68,924
Notes payable and current portion of long-term debt	32,045	113,097
Accrued taxes	18,744	7,135
	802,616	922,516
Long-term Debt	1,020,698	1,015,270
Pension and Other Postretirement Benefits	447,339	432,964
Deferred Income Taxes	59,753	72,933
Other Liabilities	38,092	37,129
Commitments and Contingencies
Sonoco Shareholders’ Equity
Serial preferred stock, no par value
Authorized 30,000 shares
0 shares issued and outstanding as of December 31, 2016 and 2015
Common shares, no par value
Authorized 300,000 shares
99,193 and 100,944 shares issued and outstanding at December 31, 2016 and 2015, respectively	7,175	7,175
Capital in excess of stated value	321,050	404,460
Accumulated other comprehensive loss	(738,380)	(702,533)
Retained earnings	1,942,513	1,803,827
Total Sonoco Shareholders’ Equity	1,532,358	1,512,929
Noncontrolling Interests	22,347	19,944
Total Equity	1,554,705	1,532,873
Total Liabilities and Equity	$3,923,203	$4,013,685

The Notes beginning on page F-6 are an integral part of these financial statements.

SONOCO 2016 ANNUAL REPORT	F2	FORM 10-K

CONSOLIDATED STATEMENTS OF INCOME Sonoco Products Company

(Dollars and shares in thousands except per share data) Years ended December 31	2016	2015	2014
Net sales	$4,782,877	$4,964,369	$5,016,994
Cost of sales	3,845,451	4,034,947	4,109,108
Gross profit	937,426	929,422	907,886
Selling, general and administrative expenses	506,001	496,241	506,996
Restructuring/Asset impairment charges	42,883	50,637	22,792
Gain on disposition of business, net	104,292	—	—
Income before interest and income taxes	492,834	382,544	378,098
Interest expense	54,170	56,973	55,140
Interest income	2,613	2,375	2,749
Income before income taxes	441,277	327,946	325,707
Provision for income taxes	164,631	87,738	108,758
Income before equity in earnings of affiliates	276,646	240,208	216,949
Equity in earnings of affiliates, net of tax	11,235	10,416	9,886
Net income	287,881	250,624	226,835
Net (income) attributable to noncontrolling interests	(1,447)	(488)	(919)
Net income attributable to Sonoco	$286,434	$250,136	$225,916

Weighted average common shares outstanding:
Basic	101,093	101,482	102,215
Assuming exercise of awards	689	910	957
Diluted	101,782	102,392	103,172

Per common share
Net income attributable to Sonoco:
Basic	$2.83	$2.46	$2.21
Diluted	$2.81	$2.44	$2.19

Cash dividends	$1.46	$1.37	$1.27

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Sonoco Products Company

(Dollars in thousands) Years ended December 31	2016	2015	2014
Net income	$287,881	$250,624	$226,835
Other comprehensive income/(loss):
Foreign currency translation adjustments	(32,405)	(129,652)	(103,447)
Changes in defined benefit plans, net of tax	(9,577)	31,042	(130,664)
Change in derivative financial instruments, net of tax	7,091	810	(5,700)
Other comprehensive income/(loss)	(34,891)	(97,800)	(239,811)
Comprehensive income/(loss)	252,990	152,824	(12,976)
Net (income) attributable to noncontrolling interests	(1,447)	(488)	(919)
Other comprehensive loss/(income) attributable to noncontrolling interests	(956)	4,118	829
Comprehensive income/(loss) attributable to Sonoco	$250,587	$156,454	$(13,066)

The Notes beginning on page F-6 are an integral part of these financial statements.

FORM 10-K	F3	SONOCO 2016 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY Sonoco Products Company

(Dollars and shares in thousands)	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Non- controlling Interests
		Outstanding	Amount
January 1, 2014	$1,706,049	102,147	$7,175	$457,190	$(369,869)	$1,596,965	$14,588
Net income	226,835					225,916	919
Other comprehensive income/(loss):
Translation loss	(103,447)				(102,618)		(829)
Defined benefit plan adjustment[1]	(130,664)				(130,664)
Derivative financial instruments[1]	(5,700)				(5,700)

Other comprehensive loss	(239,811)				(238,982)		(829)

Dividends	(129,990)					(129,990)
Issuance of stock awards	10,491	583		10,491
Shares repurchased	(87,800)	(2,127)		(87,800)
Stock-based compensation	17,099			17,099
Non-controlling interest from acquisition	974						974
December 31, 2014	$1,503,847	100,603	$7,175	$396,980	$(608,851)	$1,692,891	$15,652
Net income	250,624					250,136	488
Other comprehensive income/(loss):
Translation loss	(129,652)				(125,534)		(4,118)
Defined benefit plan adjustment[1]	31,042				31,042
Derivative financial instruments[1]	810				810

Other comprehensive loss	(97,800)				(93,682)		(4,118)

Dividends	(139,200)					(139,200)
Issuance of stock awards	6,091	514		6,091
Shares repurchased	(7,868)	(173)		(7,868)
Stock-based compensation	9,257			9,257
Non-controlling interest from acquisition	7,922						7,922
December 31, 2015	$1,532,873	100,944	7,175	404,460	(702,533)	1,803,827	19,944
Net income	287,881					286,434	1,447
Other comprehensive income/(loss):
Translation gain/(loss)	(32,405)				(33,361)		956
Defined benefit plan adjustment[1]	(9,577)				(9,577)
Derivative financial instruments[1]	7,091				7,091

Other comprehensive income/(loss)	(34,891)				(35,847)		956

Dividends	(147,748)					(147,748)
Issuance of stock awards	4,040	428		4,040
Shares repurchased	(106,739)	(2,179)		(106,739)
Stock-based compensation	19,289			19,289
Non-controlling interest from acquisition	—						—
December 31, 2016	$1,554,705	99,193	$7,175	$321,050	$(738,380)	$1,942,513	$22,347
[1]	net of tax

The Notes beginning on page F-6 are an integral part of these financial statements.

SONOCO 2016 ANNUAL REPORT	F4	FORM 10-K

CONSOLIDATED STATEMENTS OF CASH FLOWS Sonoco Products Company

(Dollars in thousands) Years ended December 31	2016	2015	2014
Cash Flows from Operating Activities
Net income	$287,881	$250,624	$226,835
Adjustments to reconcile net income to net cash provided by operating activities
Asset impairment	7,122	24,408	8,155
Depreciation, depletion and amortization	205,182	213,161	198,718
(Gain)/Loss on adjustment of Fox River environmental reserves	850	(32,543)	—
Share-based compensation expense	19,289	9,257	17,099
Equity in earnings of affiliates	(11,235)	(10,416)	(9,886)
Cash dividends from affiliated companies	10,231	8,131	9,809
(Loss)/Gain on disposition of assets, net	14,173	(5,719)	(2,103)
Gain on disposition of business	(108,699)	—	—
Pension and postretirement plan expense	45,281	57,308	40,435
Pension and postretirement plan contributions	(46,716)	(36,009)	(65,944)
Tax effect of share-based compensation exercises	2,654	3,601	3,918
Excess tax benefit of share-based compensation	(2,695)	(3,622)	(4,126)
Net (decrease) increase in deferred taxes	2,591	(3,737)	38,760
Change in assets and liabilities, net of effects from acquisitions, dispositions and foreign currency adjustments
Trade accounts receivable	(44,672)	(15,398)	(35,920)
Inventories	(11,515)	(2,567)	6,230
Payable to suppliers	5,550	12,349	26,850
Prepaid expenses	5,125	(6,766)	(13,282)
Accrued expenses	(11,742)	15,299	(8,713)
Income taxes payable and other income tax items	21,913	(17,118)	(1,111)
Fox River environmental reserves	(1,043)	(1,335)	(14,349)
Other assets and liabilities	9,154	(5,978)	(3,460)
Net cash provided by operating activities	398,679	452,930	417,915
Cash Flows from Investing Activities
Purchase of property, plant and equipment	(186,741)	(192,295)	(177,076)
Cost of acquisitions, net of cash acquired	(88,632)	(17,447)	(334,132)
Cash paid for disposition of assets	(8,436)	—	—
Proceeds from the sale of assets	280,373	32,530	7,758
Investment in affiliates and other	294	(2,657)	(3,983)
Net cash used by investing activities	(3,142)	(179,869)	(507,433)
Cash Flows from Financing Activities
Proceeds from issuance of debt	241,180	68,182	294,846
Principal repayment of debt	(306,305)	(182,900)	(49,624)
Net increase in commercial paper borrowings	—	—	—
Net (decrease) increase in outstanding checks	(163)	(684)	1,335
Cash dividends — common	(146,364)	(138,032)	(128,793)
Excess tax benefit of share-based compensation	2,695	3,622	4,126
Shares acquired	(106,739)	(7,868)	(87,800)
Shares issued	—	1,324	5,373
Net cash (used) provided by financing activities	(315,696)	(256,356)	39,463
Effects of Exchange Rate Changes on Cash	(5,049)	4,561	(6,344)
Increase (Decrease) in Cash and Cash Equivalents	74,792	21,266	(56,399)
Cash and cash equivalents at beginning of year	182,434	161,168	217,567
Cash and cash equivalents at end of year	$257,226	$182,434	$161,168
Supplemental Cash Flow Disclosures
Interest paid, net of amounts capitalized	$53,411	$57,551	$54,496
Income taxes paid, net of refunds	$134,777	$104,922	$67,192

The Notes beginning on page F-6 are an integral part of these financial statements.

FORM 10-K	F5	SONOCO 2016 ANNUAL REPORT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS Sonoco Products Company (dollars in thousands except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Consolidated Financial Statements include the accounts of Sonoco Products Company and its majority-owned subsidiaries (the “Company” or “Sonoco”) after elimination of intercompany accounts and transactions.

Investments in affiliated companies in which the Company shares control over the financial and operating decisions, but in which the Company is not the primary beneficiary, are accounted for by the equity method of accounting. Income applicable to these equity investments is reflected in “Equity in earnings of affiliates, net of tax” in the Consolidated Statements of Income. The aggregate carrying value of equity investments is reported in “Other Assets” in the Company’s Consolidated Balance Sheets and totaled $106,956 and $111,051 at December 31, 2016 and 2015, respectively.

Affiliated companies over which the Company exercised a significant influence at December 31, 2016, included:

Entity	Ownership Interest Percentage at December 31, 2016
RTS Packaging JVCO	35.0%
Cascades Conversion, Inc.	50.0%
Cascades Sonoco, Inc.	50.0%
Showa Products Company Ltd.	20.0%
Conitex Sonoco Holding BVI Ltd.	30.0%
Weidenhammer New Packaging, LLC	40.0%

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

Sales to one of the Company’s customers accounted for approximately 5% of the Company’s net sales in 2016, 6% in 2015 and 7% in 2014, primarily in the Display and Packaging and Consumer Packaging segments. Receivables from this customer accounted for approximately 3% and 6% of the Company’s total trade accounts receivable at December 31, 2016 and 2015, respectively. The Company’s next largest customer comprised approximately 4% of the Company’s net sales in 2016, 4% in 2015 and 3% in 2014.

Many of the Company’s customers sponsor and actively promote multi-vendor supply chain finance arrangements and, in a limited number of cases, the Company has agreed to participate. Accordingly, approximately 6% and 5% of consolidated annual sales were settled under these arrangements in 2016 and 2015, respectively.

Research and development

Research and development costs are charged to expense as incurred and include salaries and other directly related expenses. Research and development costs totaling approximately $22,500 in 2016, $22,100 in 2015 and $24,200 in 2014 are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.

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

Cash and cash equivalents

Cash equivalents are composed of highly liquid investments with an original maturity to the Company of generally three months or less when purchased. Cash equivalents are recorded at cost, which approximates market.

SONOCO 2016 ANNUAL REPORT	F6	FORM 10-K

Inventories

Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) method is used for the valuation of certain of the Company’s domestic inventories, primarily metal, internally manufactured paper and paper purchased from third parties.

The LIFO method of accounting was used to determine the carrying costs of approximately 19% and 19% of total inventories at December 31, 2016 and 2015, respectively. The remaining inventories are determined on the first-in, first-out (FIFO) method.

If the FIFO method of accounting had been used for all inventories, total inventory would have been higher by $17,319 and $18,894 at December 31, 2016 and 2015, respectively.

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

When the Company estimates the fair value of a reporting unit, it does so using a discounted cash flow model based on projections of future years’ operating results and associated cash flows, corroborated by comparable trading and transaction multiples. The Company’s projections incorporate management’s best estimates of the expected future results, which include expectations related to new and retained business and future operating margins. Projected future cash flows are then discounted to present value using a discount rate management believes is commensurate with the risks inherent in the cash flows.

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

Reportable segments

The Company identifies its reportable segments by evaluating the level of detail reviewed by the chief operating decision maker, gross profit margins, nature of products sold, nature of the production processes, type and class of customer, methods used to distribute products, and nature of the regulatory environment. Of these factors, the Company believes that the most significant in determining the aggregation of operating segments are the nature of the products and the type of customers served.

Contingencies

Pursuant to U.S. GAAP for accounting for contingencies, accruals for estimated losses are recorded at the time information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Amounts so accrued are not discounted.

2. NEW ACCOUNTING PRONOUNCEMENTS

In January 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” eliminating the requirement to determine the fair value

FORM 10-K	F7	SONOCO 2016 ANNUAL REPORT

of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under ASU 2017-04, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. The Company does not expect the implementation of ASU 2017-04 to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business,” providing guidance to entities to assist with evaluating when a set of transferred assets and activities (collectively, the “set”) is a business and provides a screen to determine when a set is not a business. Under the new guidance, when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset, or group of similar assets, the assets acquired would not represent a business. Also, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to produce outputs. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a prospective basis to any transactions occurring within the period of adoption. The Company does not expect the implementation of ASU 2017-01 to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash,” requiring that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The guidance is effective for periods beginning after December 15, 2017 on a retrospective basis. Although the presentational format of the statement of cash flows will be updated to conform with this guidance, the Company does not expect the implementation of ASU 2016-18 to have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory” as part of its simplification initiative to reduce complexity in accounting standards. This update requires that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The guidance is effective for periods beginning after December 15, 2017 on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does not expect the implementation of ASU 2016-16 to have a material effect on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” providing clarification on eight cash flow classification issues, including 1) debt prepayment or debt extinguishment costs, 2) settlement of relatively insignificant debt instruments, 3) contingent consideration payments, 4) insurance claim settlements, 5) life insurance settlements, 6) distributions received from equity method investees, 7) beneficial interests in securitization transactions, and 8) separately identifiable cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not expect the implementation of ASU 2016-15 to have a material effect on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” which requires measurement and recognition of expected versus incurred credit losses for financial assets held. The guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods. The Company does not expect the implementation of ASU 2016-13 to have a material effect on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions, including 1) accounting for income taxes, 2) classification of excess tax benefits in the statement of cash flows, 3) forfeitures, 4) minimum statutory tax withholding requirements, 5) cash flow classification of employee taxes withheld in the form of shares, 6) the practical expedient for estimating the expected term, and 7) intrinsic value. The guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not expect the implementation of ASU 2016-09 to have a material effect on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which provides guidance on recording revenue on a gross basis versus a net basis based on the determination of whether an entity is a principal or an agent when another party is involved in providing goods or services to a customer. The amendments in this update affect the guidance in ASU No. 2014-09 and are effective in the same time frame as ASU 2014-09 as discussed below.

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

In May 2015, the FASB issued ASU 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”, which removed the requirement to categorize within the fair value hierarchy investments for which fair value is measured using the net asset value per share practical expedient provided by Accounting Standards Codification 820, “Fair Value Measurement.” Disclosures about investments in certain entities that calculate net asset value per share are limited under ASU 2015-07 to those investments for which the entity has elected to estimate the fair value using the net asset value practical expedient. This guidance became effective for reporting periods beginning after December 15, 2015, with retrospective application to all periods presented. Accordingly, common collective trusts and cer-

SONOCO 2016 ANNUAL REPORT	F8	FORM 10-K

tain other investments are no longer categorized within the fair value hierarchy in Note 10.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and not recorded as separate assets. This update was effective for reporting periods beginning after December 15, 2015, and was required to be applied on a retrospective basis. Accordingly, the Company adopted ASU 2015-03 on January 1, 2016. Debt issuance costs totaling $6,584 previously included in “Other Assets” have been reclassified to “Long-Term Debt, Net of Current Portion” on the Company’s Consolidated Balance Sheets as of December 31, 2015.

In May 2014, the FASB issued ASU 2014-09, “Revenue From Contracts With Customers,” which changes the definitions/criteria used to determine when revenue should be recognized from being based on risks and rewards to being based on control. Among other changes, ASU 2014-09 changes the manner in which variable consideration is recognized, requires recognition of the time value of money when payment terms exceed one year, provides clarification on accounting for contract costs, and expands disclosure requirements. The effective date for implementation of ASU 2014-09 has been deferred and is now effective for reporting periods beginning after December 15, 2017. The Company is in the process of finalizing its assessment of the impact of ASU 2014-09 on its consolidated financial statements, but expects the adoption to have the effect of accelerating the timing of revenue recognition compared to current standards for those arrangements under which the Company is producing customer-specific products without alternative use and would be entitled to payment for work completed, including a reasonable margin. The Company has selected the modified retrospective method of adoption and is currently expecting to adopt this standard in the first quarter of fiscal 2018.

Other than the pronouncements discussed above, there have been no other newly issued nor newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements. Further, at December 31, 2016, there were no other pronouncements pending adoption that are expected to have a material impact on the Company’s financial statements.

3. ACQUISITIONS AND DISPOSITIONS

Acquisitions

The Company completed four acquisitions during 2016 at a net cash cost of $88,632. On November 1, 2016, the Company completed the acquisition of Plastic Packaging Inc. (“PPI”), a privately held Hickory, N.C.-based flexible packaging company for $67,568, net of cash acquired. Founded in 1957, PPI, which is part of the Company’s Consumer Packaging segment, specializes in short-run, customized flexible packaging for consumer brands in markets including food products, pet products, confection, and health and personal care. PPI operates two manufacturing facilities in North Carolina with approximately 170 employees. In conjunction with this acquisition, the Company recorded net tangible assets of $22,756, identifiable intangibles of $18,900, and goodwill of $25,912, none of which is expected to be tax deductible. Factors comprising goodwill include the ability to leverage product offerings across a broader customer base and the value of the assembled workforce. The allocation of the purchase price of PPI to the tangible and intangible assets acquired and liabilities assumed was based on the Company’s preliminary estimates of their fair value, based on information currently available. Management is continuing to finalize its valuation of certain assets and liabilities and expects to complete the allocation in the first quarter of 2017.

On September 19, 2016, the Company completed the acquisition of Laminar Medica (“Laminar”) in the United Kingdom and Czech Republic, from Clinimed (Holdings) Limited, a privately held specialty medical products company based in the U.K. for $17,201, net of cash acquired. In conjunction with this acquisition, which is accounted for as part of the Company’s Protective Solutions segment, the Company recorded net tangible assets of $2,739, identifiable intangibles of $5,654, and goodwill of $8,808, none of which is expected to be tax deductible. Factors comprising goodwill include increased access to certain markets as well as the value of the assembled workforce. The allocation of the purchase price of Laminar to the tangible and intangible assets acquired and liabilities assumed was based on the Company’s preliminary estimates of their fair value, based on information currently available. Management is continuing to finalize its valuation of certain assets and liabilities and expects to complete the allocation in the first quarter of 2017.

On August 30, 2016, the Company completed the acquisition of the temperature-controlled cargo container assets, licenses, trademarks, and manufacturing rights from AAR Corporation. Total consideration for this business was $6,000, including cash paid of $3,000, non-contingent deferred payments of $2,000, and a contingent purchase liability totaling $1,000. The non-contingent deferred payments are due in two installments, $1,000 payable 12 months from the closing date, and $1,000 payable 24 months from the closing date. The contingent purchase liability is based upon a highly attainable metric which the Company expects to be met. The contingent liability is payable in two installments, $500 due 36 months from the closing date and $500 due 48 months from the closing date. In relation to this acquisition, which is accounted for as part of the Protective Solutions segment, the Company recorded net tangible assets of $200, identifiable intangibles of $4,100, and goodwill of $1,700, all of which will be tax deductible.

On June 24, 2016, the Company completed the acquisition of a small tube and core business in Australia. The all-cash purchase price of the business was $863. In conjunction with this acquisition, which is part of the Paper and Industrial Converted Products segment, the Company recorded net tangible assets of $149, identifiable intangibles of $297, and goodwill of $417, none of which is expected to be tax deductible.

The Company completed two acquisitions during 2015 at an aggregate cost of $21,184, of which $17,447 was paid in cash. On April 1, 2015, the Company completed the acquisition of a 67% controlling interest in Graffo Paranaense de Embalagens S/A (“Graffo”), a flexible packaging business located in Brazil. Graffo, which is part of the Company’s Consumer Packaging segment, serves the confectionery, dairy, pharmaceutical and tobacco markets in Brazil with approximately 230 employees. Total consideration paid for Graffo was approximately $18,334, including cash of $15,697, and assumed debt of $2,637.

Subsequent to year end, on February 15, 2017, the Company signed a definitive agreement to acquire Packaging Holdings, Inc. (Packaging), including Peninsula Packaging, LLC, for approximately $230 million in cash. Packaging manufactures thermoformed packaging for a wide range of whole fresh fruits, pre-cut fruits and produce, prepared salad mixes, as well as baked goods in retail supermarkets. Founded in 2001 and based in Exeter, California, Packaging operates five manufacturing facilities, four in the United

FORM 10-K	F9	SONOCO 2016 ANNUAL REPORT

States and one in Mexico. The transaction is subject to normal regulatory review and is expected to close by the end of the second quarter of 2017. Packaging will become part of the Company’s Consumer Packaging segment.

On September 21, 2015, the Company acquired the high-density wood plug business from Smith Family Companies, Inc. Total consideration for the acquisition was $2,850, including cash of $1,750 and a contingent purchase liability of $1,100. The Company will manufacture these wood plugs at its existing facility in Hartselle, Alabama. The acquisition is part of the Paper and Industrial Converted Products segment. The contingent liability will be paid within 30 days of the second anniversary of the acquisition if targeted levels of sales are maintained.

The Company completed two acquisitions during 2014 at an aggregate cost of $366,280, of which $334,132 was paid in cash. The most significant of these was the October 31, 2014, acquisition in the Consumer Packaging segment of the privately held Weidenhammer Packaging Group (“Weidenhammer”), a manufacturer of composite cans, drums, and luxury tubes, as well as rigid plastic containers using thin-walled injection molding technology with in-mold labeling. Markets served include processed foods, powdered beverages, tobacco, confectionery, personal care, pet food, pharmaceuticals, and home and garden products. Headquartered in Hockenheim, Germany, Weidenhammer has approximately 1,100 employees and operates 13 production facilities, including five in Germany, along with individual plants in Belgium, France, the Netherlands, the United Kingdom, the United States, Chile, Greece, and Russia. Total consideration paid for Weidenhammer was approximately $355,316, including cash of $323,168, and debt and other liabilities assumed totaling $32,148.

On May 2, 2014, the Company completed the acquisition of Dalton Paper Products, Inc., a manufacturer of tubes and cores, for a net cash cost of $11,286. The acquisition consisted of a single manufacturing facility located in Dalton, Georgia, and is accounted for in the Company’s Paper and Industrial Converted Products segment. Also during 2014, the Company received cash totaling $322 in connection with the final working capital settlement related to a 2013 acquisition.

Acquisition-related costs of $4,569, $1,663 and $9,221 were incurred in 2016, 2015 and 2014, respectively. These costs, consisting primarily of legal and professional fees, are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.

The Company has accounted for these acquisitions as business combinations under the acquisition method of accounting, in accordance with the business combinations subtopic of the Accounting Standards Codification and, accordingly, has included their results of operations in the Company’s consolidated statements of net income from the respective dates of acquisition. The Company does not believe the 2016 acquisitions summarized above are material transactions, individually or in the aggregate, subject to the disclosures and supplemental pro-forma information required by ASC 805. Accordingly, this information is not presented.

Dispositions

On November 7, 2016 the Company completed the sale of its rigid plastics blow molding operations to Amcor Rigid Plastics USA, LLC and Amcor Packaging Canada, Inc. These operations manufactured containers serving the personal care and food and beverage markets and consisted of seven manufacturing facilities (six in the U.S. and one in Canada), with approximately 850 employees. The selling price was approximately $280,000, with the Company receiving net cash proceeds of $271,817 at closing with another $7,775 held in escrow pending resolution of a contingency. In conjunction with the sale, the Company wrote off the following assets and liabilities: trade accounts receivable of $35,031; inventory of $14,700; trade accounts payable of $18,494; property, plant and equipment of $41,210; other net tangible liabilities totaling $499; goodwill of $76,435; and identifiable intangibles (primarily customer lists) of $14,735. Disposal-related costs totaled $4,407, resulting in the recognition of a gain on the disposition of $104,292. Any proceeds released from escrow upon resolution of the aforementioned contingency, which is expected to occur by the end of the first quarter of 2017, will result in an additional gain on the sale. The decision to sell the blow molding operations was made in order to allow the Company to focus on, and provide resources to further enhance, its targeted growth businesses, including flexible packaging, thermoformed rigid plastics, and temperature-assurance packaging. The sale is not expected to notably affect the operating margin percentages for the Company’s Consumer Packaging segment. The sale did not represent a strategic shift for the Company that will have a major effect on the entity’s operations and financial results. Consequently, the sale did not meet the criteria for reporting as a discontinued operation.

4. RESTRUCTURING AND ASSET IMPAIRMENT

The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2016 and 2015 are reported as “2016 Actions” and “2015 Actions,” respectively. Actions initiated prior to 2015, all of which were substantially complete at December 31, 2016, are reported as “2014 and Earlier Actions.”

Following are the total restructuring and asset impairment charges, net of adjustments, recognized during the periods presented:

	Year Ended December 31
	2016	2015	2014
Restructuring/Asset impairment:
2016 Actions	$32,997	$—	$—
2015 Actions	7,239	35,837	—
2014 and Earlier Actions	30	2,735	18,088
Other asset impairments	2,617	12,065	4,704
Restructuring/Asset impairment charges	$42,883	$50,637	$22,792
Income tax benefit	(7,520)	(22,641)	(5,732)
Restructuring cost/(benefit) attributable to noncontrolling interests, net of tax	(161)	(93)	(52)
Total impact of restructuring/asset impairment charges, net of tax	$35,202	$27,903	$17,008

Pretax restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Consolidated Statements of Income.

The Company expects to recognize future additional costs totaling approximately $2,100 in connection with previously announced restructuring actions. The Company believes that the majority of these charges will be incurred and paid by the end of 2017. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken.

SONOCO 2016 ANNUAL REPORT	F10	FORM 10-K

2016 actions

During 2016, the Company announced the closure of four tubes and cores plants—one in the United States, one in Canada, one in Ecuador, and one in Switzerland (all part of the Paper and Industrial Converted Products segment). The Company closed a packaging services center in Mexico (part of the Display and Packaging segment) and a fulfillment service center in Brazil (part of the Display and Packaging segment). The Company also began manufacturing rationalization efforts in its Reels division (part of the Paper and Industrial Converted Products segment), completed the sales of a paper mill in France (part of the Paper and Industrial Converted Products segment), and a retail security packaging plant in Puerto Rico (part of the Display and Packaging segment). In addition, the Company continued to realign its cost structure, resulting in the elimination of approximately 180 positions.

Below is a summary of 2016 Actions and related expenses by type incurred and estimated to be incurred through completion.

2016 Actions	Year Ended December 31, 2016	Estimated Total Cost
Severance and Termination Benefits
Consumer Packaging	$2,407	$3,057
Display and Packaging	4,304	4,354
Paper and Industrial Converted Products	5,887	5,887
Protective Solutions	678	678
Corporate	1,550	1,550
Asset Impairment/Disposal of Assets
Consumer Packaging	(306)	(306)
Display and Packaging	2,712	2,712
Paper and Industrial Converted Products	13,300	13,300
Other Costs
Consumer Packaging	731	831
Display and Packaging	286	536
Paper and Industrial Converted Products	1,298	1,548
Protective Solutions	150	150
Total Charges and Adjustments	$32,997	$34,297

The following table sets forth the activity in the 2016 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets:

2016 Actions Accrual Activity	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability, December 31, 2015	$—	$—	$—	$—
2016 charges	14,826	15,706	2,465	32,997
Cash payments	(11,244)	(7,322)	(1,819)	(20,385)
Asset write downs/disposals	—	(8,384)	—	(8,384)
Foreign currency translation	(24)	—	(6)	(30)
Liability, December 31, 2016	$3,558	$—	$640	$4,198

Included in “Asset Impairment/Disposal of Assets” above is a loss of $12,694 from the sale of a paperboard mill in France in May 2016, which includes the payment of $8,436 of cash required in order to consummate the disposition with the acquiror. Other assets divested in connection with the sale included net fixed assets of $3,201, and other tangible assets, net of liabilities disposed, of $1,057. Also included in “Asset Impairment/Disposal of Assets” is a loss of $2,421 from the sale of a retail security packaging business in Puerto Rico in July 2016. The Company received proceeds of $1,816 from the sale of this business. Assets written off in connection with the sale included net fixed assets of $217, other tangible assets, net of liabilities disposed, of $858, goodwill of $1,215, and other intangible assets (customer lists) of $1,947. Additional disposals of fixed assets totaling $591 were recognized from restructuring actions initiated in 2016.

“Other costs” consist primarily of costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance.

The Company expects to pay the majority of the remaining 2016 Actions restructuring costs by the end of 2017 using cash generated from operations.

2015 actions

During 2015, the Company initiated the following restructuring actions in its Consumer Packaging segment: the closure of six rigid paper facilities (two in the United States, one in Canada, one in Russia, one in Germany, and one in the United Kingdom); the closure of a production line at a thermoforming plant in the United States; and the sale of two metal ends and closures plants in the United States. Restructuring actions initiated in the Paper and Industrial Converted Products segment include the closures of a tubes and cores plant and a recycling business in the United States. The Company also recognized an asset impairment charge related to the potential disposition of a paper mill in France. Restructuring actions initiated in the Display and Packaging segment consisted of the closure of a printed backer card facility in the United States. In addition, the Company continued to realign its cost structure, resulting in the elimination of approximately 235 positions.

Below is a summary of 2015 Actions and related expenses by type incurred and estimated to be incurred through completion.

	Year Ended December 31,		Total Incurred to Date	Estimated Total Cost
2015 Actions	2016	2015
Severance and Termination Benefits
Consumer Packaging	$3,147	$15,047	$18,194	$18,294
Display and Packaging	97	1,115	1,212	1,212
Paper and Industrial Converted Products	(18)	8,479	8,461	8,461
Protective Solutions	—	39	39	39
Corporate	(19)	2,775	2,756	2,756
Asset Impairment/Disposal of Assets
Consumer Packaging	1,658	(4,303)	(2,645)	(2,645)
Display and Packaging	335	474	809	809
Paper and Industrial Converted Products	587	10,198	10,785	10,785

FORM 10-K	F11	SONOCO 2016 ANNUAL REPORT

	Year Ended December 31,		Total Incurred to Date	Estimated Total Cost
2015 Actions	2016	2015
Other Costs
Consumer Packaging	949	1,400	2,349	2,749
Display and Packaging	206	351	557	557
Paper and Industrial Converted Products	297	251	548	698
Corporate	—	11	11	11
Total Charges and Adjustments	$7,239	$35,837	$43,076	$43,726

The following table sets forth the activity in the 2015 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets:

2015 Actions Accrual Activity	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability, December 31, 2014	$—	$—	$—	$—
2015 charges	27,455	6,369	2,013	35,837
Cash receipts/(payments)	(11,856)	29,145	(2,013)	15,276
Asset write downs/disposals	—	(35,514)	—	(35,514)
Foreign currency translation	(223)	—	—	(223)
Liability, December 31, 2015	$15,376	$—	$—	$15,376
2016 charges	5,083	3,182	4,673	12,938
Adjustments	(1,876)	(602)	(3,221)	(5,699)
Cash (payments)/receipts	(14,982)	602	(1,457)	(15,837)
Asset write downs/disposals	—	(3,182)	—	(3,182)
Foreign currency translation	(205)	—	5	(200)
Liability, December 31, 2016	$3,396	$—	$—	$3,396

Included in “Asset Impairment/Disposal of Assets” in 2015 above is a gain of $7,224 from the sale of two metal ends and closures production facilities in Canton, Ohio. The Company received proceeds of $29,128 from the sale of these operations and disposed of net assets totaling $21,904 in connection with the sale. Beneficial tax attributes associated with the sale provided an income tax benefit of approximately $10,100. Also included are charges for the impairment of fixed assets totaling $6,688 related to the potential disposition of a paper mill in France and impairments related to the closure of a recycling business in the United States including goodwill of $1,686 and other intangible assets of $1,251. Additional impairments of fixed assets totaling $3,985 were recognized from restructuring actions initiated in 2015.

“Other Costs” in both 2015 and 2016 consist primarily of costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance.

“Adjustments” in 2016 relate primarily to severance, equipment removal, transport, and duplicate fixed costs reimbursed by a customer for a plant relocation initiated in 2015 due to customer requirements.

The Company expects to pay the majority of the remaining 2015 Actions restructuring costs by the end of 2017 using cash generated from operations.

2014 and Earlier Actions

2014 and Earlier Actions are comprised of a number of plant closures and workforce reductions initiated prior to 2015.

Below is a summary of 2014 and Earlier Actions and related expenses by type incurred.

	Year Ended December 31,
2014 and Earlier Actions	2016	2015	2014
Severance and Termination Benefits
Consumer Packaging	$—	$836	$966
Display and Packaging	—	(121)	1,139
Paper and Industrial Converted Products	12	250	4,077
Protective Solutions	—	(14)	539
Corporate	—	—	(27)
Asset Impairment/Disposal of Assets
Consumer Packaging	—	—	2,446
Display and Packaging	—	—	972
Paper and Industrial Converted Products	(397)	(101)	(931)
Protective Solutions	3	133	185
Other Costs
Consumer Packaging	—	90	5,302
Display and Packaging	—	21	113
Paper and Industrial Converted Products	225	1,109	2,853
Protective Solutions	187	532	454
Total Charges and Adjustments	$30	$2,735	$18,088

The following table sets forth the activity in the 2014 and Earlier Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets:

2014 and Earlier Actions Accrual Activity	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability, December 31, 2014	$1,849	$—	$1,463	$3,312
2015 charges	1,256	373	1,935	3,564
Adjustments	(305)	(341)	(183)	(829)
Cash receipts/(payments)	(2,400)	341	(2,731)	(4,790)
Asset write downs/disposals	—	(373)	—	(373)
Foreign currency translation	(46)	—	(14)	(60)
Liability, December 31, 2015	$354	$—	$470	$824
2016 charges	12	3	412	427
Adjustments	—	(397)	—	(397)
Cash receipts/(payments)	(142)	1,552	(882)	528
Asset write downs/disposals	—	(1,158)	—	(1,158)
Foreign currency translation	(12)	—	—	(12)
Liability, December 31, 2016	$212	$—	$—	$212

SONOCO 2016 ANNUAL REPORT	F12	FORM 10-K

Included in “Asset Impairment/Disposal of Assets” in 2016 are the proceeds and gain from the sale of an asset related to the disposition of a former paper mill facility in Pennsylvania.

“Other Costs” include costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance. “Other Costs” in 2014 also include lease termination fees and cancellation fees on assets under construction related to the Company’s decision not to continue with the planned start up of a composite can operation in Belgium following the Weidenhammer acquisition and costs related to the demolition and cleanup costs at two former paper mills in the United States.

The Company expects to recognize future pretax charges of approximately $150 associated with 2014 and Earlier Actions, and expects to pay the majority of the remaining 2014 and Earlier Actions restructuring costs by the end of 2017 using cash generated from operations.

Other asset impairments

In addition to the restructuring charges discussed above, during the Company’s annual goodwill impairment testing conducted during the third quarter of 2016, management concluded that goodwill associated with the Company’s Paper and Industrial Converted Products —Brazil reporting unit had become impaired as a result of the continued deterioration of economic conditions in Brazil. Accordingly, an impairment charge totaling $2,617, the entire amount of goodwill associated with this reporting unit, was recognized during the third quarter of 2016. No other impairments were identified during this most recently completed annual goodwill impairment testing.

Prior to July 1, 2015, the Company used Venezuela’s official exchange rate to report the results of its operations in Venezuela. As a result of significant inflationary increases, and to avoid distortion of its consolidated results from translation of its Venezuelan operations, the Company concluded that it was an appropriate time to begin translating its Venezuelan operations using an alternative exchange rate. Accordingly, effective July 1, 2015, the Company began translating its Venezuelan operations using the most current published Venezuelan exchange rate (which at that time was known as the SIMADI rate). This resulted in a foreign exchange remeasurement loss on net monetary assets. In addition, the use of the significantly higher SIMADI rate resulted in the need to recognize impairment charges against inventories and certain long-term nonmonetary assets as the U.S. dollar value of projected future cash flows from these assets was no longer sufficient to recover their U.S. dollar carrying values. The combined impact of the impairment charges and remeasurement loss was $12,065 on both a before and after-tax basis, recognized in the third quarter of 2015.

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

In the fourth quarter of 2014, the Company recorded an additional pretax impairment charge of $1,974 related to the trade name intangible assets acquired in its purchase of Weidenhammer Packaging Group. The Company did not intend to utilize the acquired Company’s trade name and, accordingly, determined that the fair value of the affected asset was impaired.

These asset impairment charges are included in “Restructuring/Asset impairment charges” in the Company’s Consolidated Statements of Income.

5. BOOK OVERDRAFTS AND CASH POOLING

At December 31, 2016 and 2015, outstanding checks totaling $10,073 and $10,148, respectively, were included in “Payable to suppliers” on the Company’s Consolidated Balance Sheets. In addition, outstanding payroll checks of $11 and $37 as of December 31, 2016 and 2015, respectively, were included in “Accrued wages and other compensation” on the Company’s Consolidated Balance Sheets.

The Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. The Company’s Consolidated Balance Sheets reflect a net cash deposit under this pooling arrangement of $2,789 and $22,905 as of December 31, 2016 and 2015, respectively.

6. PROPERTY, PLANT AND EQUIPMENT

Details of the Company’s property, plant and equipment at December 31 are as follows:

	2016	2015
Land	$84,404	$84,811
Timber resources	41,441	41,152
Buildings	478,924	479,845
Machinery and equipment	2,637,753	2,796,257
Construction in progress	113,118	116,081
	3,355,640	3,518,146
Accumulated depreciation and depletion	(2,295,623)	(2,406,110)
Property, plant and equipment, net	$1,060,017	$1,112,036

Estimated costs for completion of capital additions under construction totaled approximately $82,000 at December 31, 2016.

Depreciation and depletion expense amounted to $173,295 in 2016, $179,888 in 2015 and $169,911 in 2014.

The Company has certain properties and equipment that are leased under noncancelable operating leases. Future minimum rentals under noncancelable operating leases with terms of more than one year are as follows: 2017 –$38,700; 2018 – $32,900; 2019 – $26,600; 2020 – $19,700; 2021 –$13,200 and thereafter –$21,600. Total rental expense under operating leases was approximately $71,800 in 2016, $72,400 in 2015 and $70,300 in 2014.

FORM 10-K	F13	SONOCO 2016 ANNUAL REPORT

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill by segment for the year ended December 31, 2016, are as follows:

	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Balance as of January 1, 2016	$487,342	$204,629	$227,325	$221,165	$1,140,461
Acquisitions	25,912	—	417	10,508	36,837
Dispositions	(76,435)	(1,215)	—	—	(77,650)
Impairment loss	—	—	(2,617)	—	(2,617)
Other	(71)	—	—	—	(71)
Foreign currency translation	(1,158)	—	(3,142)	(445)	(4,745)
Balance as of December 31, 2016	$435,590	$203,414	$221,983	$231,228	$1,092,215

Acquisitions in 2016 resulted in the addition of $36,837 of goodwill. Of this total, $417 was recorded in connection with the June 2016 acquisition of a small tubes and cores business in Australia, $1,700 was recorded in connection with the August 2016 acquisition of temperature-controlled cargo container assets, licenses, trademarks, and manufacturing rights from AAR Corporation, $8,808 was recorded in connection with the September 2016 acquisition of Laminar Medica, and $25,912 was recorded in connection with the November 2016 acquisition of Plastics Packaging, Inc. See Note 3 for additional information.

In November 2016, the Company completed the sale of its rigid plastics blow molding operations. In connection with this disposal, the Company wrote off $76,435 of goodwill. See Note 3 for additional information.

In July 2016, the Company disposed of a retail security packaging plant in Juncos, Puerto Rico. In connection with this disposal, the Company wrote off $1,215 of goodwill. See Note 4 for additional information.

In addition, the Company made a small adjustment to the goodwill related to the April 2015 acquisition of a flexible packaging business in Brazil decreasing goodwill by $71.

The Company assesses goodwill for impairment annually and from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. The Company completed its most recent annual goodwill impairment testing during the third quarter of 2016. As part of this testing, the Company analyzes certain qualitative and quantitative factors in determining goodwill impairment. Goodwill is tested for impairment using either a qualitative evaluation or a quantitative test. The qualitative evaluation considers factors such as the macroeconomic environment, Company stock price and market capitalization movement, business strategy changes, and significant customer wins and losses. The quantitative test considers factors such as the amount by which estimated fair value exceeds current carrying value, current year operating performance as compared to prior projections, and implied fair values from comparable trading and transaction multiples. When calculated, reporting unit estimated fair values reflect a number of significant management assumptions and estimates including the Company’s forecast of sales volumes and prices, profit margins, income taxes, capital expenditures and changes in working capital requirements. Changes in these assumptions and/or discount rates could materially impact the estimated fair values. When the Company estimates the fair value of a reporting unit, it does so using a discounted cash flow model based on projections of future years’ operating results and associated cash flows, together with comparable trading and transaction multiples. The Company’s projections incorporate management’s best estimates of the expected future results, which include expectations related to new business, and, where applicable, improved operating margins. Management’s projections related to revenue growth and/or margin improvements arise from a combination of factors, including expectations for volume growth with existing customers, product expansion, improved price/cost, productivity gains, fixed cost leverage, improvement in general economic conditions, increased operational capacity, and customer retention. Projected future cash flows are then discounted to present value using a discount rate management believes is commensurate with the risks inherent in the cash flows for each reporting unit. Because the Company’s assessments incorporate management’s expectations for the future, including forecasted growth and/or margin improvements, if there are changes in the relevant facts and circumstances and/or expectations, management’s assessment regarding goodwill impairment may change as well. In considering the level of uncertainty regarding the potential for goodwill impairment, management has concluded that any such impairment would likely be the result of adverse changes in more than one assumption.

During this most recent testing, management concluded that goodwill associated with the Company’s Paper and Industrial Converted Products – Brazil reporting unit had become impaired as a result of the continued deterioration of economic conditions in Brazil. Accordingly, an impairment charge totaling $2,617, the entire amount of goodwill associated with this reporting unit, was recognized during the third quarter of 2016. The charge is included in “Restructuring/Asset impairment charges” in the Consolidated Statements of Income.

Based on its assessments, the Company concluded that there was no impairment of goodwill for any of its other reporting units. The assessments reflected a number of significant management assumptions and estimates including the Company’s forecast of sales volumes and prices, profit margins, income taxes, capital expenditures and changes in working capital requirements. Changes in these assumptions and/or discount rates could materially impact the Company’s conclusions.

Although no reporting units failed the assessments noted above, in management’s opinion, the reporting units having the greatest risk of a significant future impairment if actual results fall short of expectations are Display and Packaging, and Paper and Industrial Converted Products – Europe. Total goodwill associated with these reporting units was approximately $203,000 and $87,000, respectively, at December 31, 2016. A large portion of sales in the Display and Packaging reporting unit is concentrated in one customer, the majority of which is under contract until 2021.

SONOCO 2016 ANNUAL REPORT	F14	FORM 10-K

Other intangible assets

Details at December 31 are as follows:

	2016	2015
Other Intangible Assets, Gross:
Patents	$13,164	$12,716
Customer lists	362,162	381,938
Trade names	19,902	19,246
Proprietary technology	20,721	17,738
Land use rights	288	297
Other	1,701	1,223
Other Intangible Assets, Gross	$417,938	$433,158
Accumulated Amortization:
Patents	$(5,647)	$(3,784)
Customer lists	(172,292)	(171,590)
Trade names	(2,733)	(2,171)
Proprietary technology	(11,236)	(9,518)
Land use rights	(41)	(40)
Other	(1,031)	(960)
Accumulated Amortization	$(192,980)	$(188,063)
Other Intangible Assets, Net	$224,958	$245,095

The Company recorded $28,951 of identifiable intangibles in connection with 2016 acquisitions, $24,578 related to customer lists, $3,000 related to proprietary technology, $700 related to tradenames, $475 related to non-compete agreements, and $198 related to patents. These intangibles will be amortized over an average life of 8.6 years.

Aggregate amortization expense on intangible assets was $31,887, $33,273 and $28,807 for the years ended December 31, 2016, 2015 and 2014, respectively. Amortization expense on intangible assets is expected to approximate $31,100 in 2017, $30,700 in 2018, $29,400 in 2019, $28,000 in 2020 and $26,700 in 2021.

8. DEBT

Debt at December 31 was as follows:

	2016	2015
5.75% debentures due November 2040	$599,136	$599,100
4.375% debentures due November 2021	248,490	248,178
9.2% debentures due August 2021	4,309	4,309
5.625% debentures due June 2016	—	75,214
1.00% foreign loan due May 2021	154,936	—
Term loan, due October 2017	—	149,705
Commercial paper, average rate of 0.63% in 2016 and 0.39% in 2015	—	—
Other foreign denominated debt, average rate of 3.8% in 2016 and 4.3% in 2015	33,254	39,070
Other notes	12,618	12,791
Total debt	1,052,743	1,128,367
Less current portion and short-term notes	32,045	113,097
Long-term debt	$1,020,698	$1,015,270

The Company operates a $350,000 commercial paper program, supported by a committed revolving bank credit facility of the same amount. In October 2014, the Company entered into a credit agreement with a syndicate of eight banks for that revolving facility, which is committed through October 2019. If circumstances were to prevent the Company from issuing commercial paper, it has the contractual right to draw funds directly on the underlying bank credit facility. The Company had no outstanding commercial paper at December 31, 2016 or 2015.

In May 2016, the Company’s wholly-owned subsidiary Sonoco Deutschland Holdings GmbH entered into a Euro 150,000, unsecured five-year fixed-rate assignable loan agreement guaranteed by the Company. The loan bears interest at a rate of 1.00% and is due in May 2021. The loan may be redeemed in whole by the Company at any time with notice. The proceeds of the loan were used primarily to settle the remaining balance of the three-year term loan used to fund the November 2014 acquisition of Weidenhammer Packaging Group.

In addition to the $350,000 committed revolving bank credit facility, the Company had approximately $113,000 available under unused short-term lines of credit at December 31, 2016. These short-term lines of credit are for general Company purposes, with interest at mutually agreed-upon rates.

The Company utilized cash on hand to fund the repayment of its 5.625% debentures upon their maturity in June 2016.

Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires the Company to maintain a minimum level of interest coverage, and a minimum level of net worth, as defined. As of December 31, 2016, the Company had substantial tolerance above the minimum levels required under these covenants.

The principal requirements of debt maturing in the next five years are: 2017 – $32,045; 2018 – $1,846; 2019 – $1,793; 2020 – $1,762 and 2021 – $409,437.

9. FINANCIAL INSTRUMENTS AND DERIVATIVES

The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments where the carrying amount differs from the fair value.

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$1,020,698	$1,116,336	$1,015,270	$1,075,146

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

Cash flow hedges

At December 31, 2016 and 2015, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. To the extent considered effective, the changes in fair value of these contracts are

FORM 10-K	F15	SONOCO 2016 ANNUAL REPORT

recorded in other comprehensive income and reclassified to income or expense in the period in which the hedged item impacts earnings.

Commodity cash flow hedges

The Company has entered into certain derivative contracts to manage some of the cost of anticipated purchases of natural gas, aluminum and old corrugated containers (OCC). At December 31, 2016, natural gas swaps covering approximately 8.5 MMBTUs were outstanding. These contracts represent approximately 79.5%, 37.3% and 17.8% of anticipated U.S. and Canadian usage for 2017, 2018 and 2019, respectively. Additionally, the Company had swap contracts covering 2,629 metric tons of aluminum and 660 short tons of OCC, representing approximately 59% and less than 1% of anticipated usage for 2017, respectively. The total fair values of the Company’s commodity cash flow hedges were in a net gain position totaling $3,636 at December 31, 2016, and a net loss position totaling $(3,611) at December 31, 2015. The amount of the gain included in accumulated other comprehensive loss at December 31, 2016, expected to be reclassified to the income statement during the next twelve months is $2,856.

Foreign currency cash flow hedges

The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases forecasted to occur in 2017. The net positions of these contracts at December 31, 2016, were as follows:

Currency	Action	Quantity
Colombian peso	Purchase	2,059,287
Mexican peso	Purchase	585,283
Canadian dollar	Purchase	57,290
Turkish lira	Purchase	12,650
Russian ruble	Purchase	10,924
British pound	Purchase	2,945
New Zealand dollar	Sell	(932)
Australian dollar	Sell	(2,259)
Polish zloty	Sell	(2,812)
Euro	Sell	(7,987)

The total net fair values of the Company’s foreign currency cash flow hedges were $(184) and $(4,612) at December 31, 2016 and 2015, respectively. During 2016 and 2015, certain foreign currency cash flow hedges related to construction in progress were settled as the capital expenditures were made. Gains totaling $59 and $528 were reclassified from accumulated other comprehensive loss and netted against the carrying value of the capitalized expenditures during the years ended December 31, 2016 and 2015, respectively. The amount of the loss included in accumulated other comprehensive loss at December 31, 2016, expected to be reclassified to the income statement during the next twelve months is $(217).

Other derivatives

The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and existing foreign currency denominated receivables and payables. The Company does not apply hedge accounting treatment under ASC 815 for these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur. The net positions of these contracts at December 31, 2016, were as follows:

Currency	Action	Quantity
Mexican peso	Purchase	244,600
Canadian dollar	Purchase	14,089
Colombian peso	Sell	(28,300,164)

The fair value of the Company’s other derivatives was $(696) and $(2,180) at December 31, 2016 and 2015, respectively.

The Company has determined all derivatives for which it has applied hedge accounting under ASC 815 to be highly effective and as a result no material ineffectiveness has been recorded during the periods presented.

The following table sets forth the location and fair values of the Company’s derivative instruments:

		Fair Value at December 31
Description	Balance Sheet Location	2016	2015
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$3,240	$—
Commodity Contracts	Other assets	$527	$8
Commodity Contracts	Accrued expenses and other	$(89)	$(3,425)
Commodity Contracts	Other liabilities	$(42)	$(194)
Foreign Exchange Contracts	Prepaid expenses	$761	$156
Foreign Exchange Contracts	Accrued expenses and other	$(946)	$(4,768)
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Prepaid expenses	$194	$50
Foreign Exchange Contracts	Accrued expenses and other	$(890)	$(2,230)

While certain of the Company’s derivative contract arrangements with its counterparties provide for the ability to settle contracts on a net basis, the Company reports its derivative positions on a gross basis. There are no collateral arrangements or requirements in these agreements.

SONOCO 2016 ANNUAL REPORT	F16	FORM 10-K

The following table sets forth the effect of the Company’s derivative instruments on financial performance for the twelve months ended December 31, 2016, excluding the gains on foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$(420)	Net sales	$(8,769)	Net sales	$—
		Cost of sales	$3,981	Cost of sales	$—
Commodity Contracts	$3,032	Cost of sales	$(3,583)	Cost of sales	$(444)

		Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts		Cost of sales	$—
		Selling, general and administrative	$(2,118)

The following table sets forth the effect of the Company’s derivative instruments on financial performance for the twelve months ended December 31, 2015, excluding the gains on foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$(10,908)	Net sales	$(21,454)	Net sales	$—
		Cost of sales	$12,154	Cost of sales	$—
Commodity Contracts	$(7,258)	Cost of sales	$(9,920)	Cost of sales	$213

		Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts		Cost of sales	$—
		Selling, general and administrative	$(6,638)

10. FAIR VALUE MEASUREMENTS

Fair value is defined as exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

Level 1 –	Observable inputs such as quoted market prices in active markets;

Level 2 –	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 –	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

FORM 10-K	F17	SONOCO 2016 ANNUAL REPORT

The following tables set forth information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis:

Description	December 31, 2016	Assets measured at NAV (g)	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$3,636	$—	$—	$3,636	$—
Foreign exchange contracts	(185)	—	—	(185)	—
Non-hedge derivatives, net:
Foreign exchange contracts	$(696)	$—	$—	$(696)	$—
Deferred compensation plan assets	$349	$—	$349	$—	$—
Postretirement benefit plan assets:
Common Collective Trust(a)	$874,996	$874,996	$—	$—	$—
Mutual funds(b)	213,244	—		213,244	—
Fixed income securities(c)	118,224	—	—	118,224	—
Short-term investments(d)	7,686	6,090	513	1,083	—
Hedge fund of funds(e)	72,003	72,003	—	—	—
Real estate funds(f)	62,694	62,694	—	—	—
Cash and accrued income	390	—	390	—	—
Total postretirement benefit plan assets	$1,349,237	$1,015,783	$903	$332,551	$—

Description	December 31, 2015	Assets measured at NAV (g)	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(3,611)	$—	$—	$(3,611)	$—
Foreign exchange contracts	(4,612)	—	—	(4,612)	—
Non-hedge derivatives, net:
Foreign exchange contracts	$(2,180)	$—	$—	$(2,180)	$—
Deferred compensation plan assets	$460	$—	$460	$—	$—
Postretirement benefit plan assets:				0
Common Collective Trust(a)	$852,680	$852,680	$—	$—	$—
Mutual funds(b)	213,646	—	—	213,646	—
Fixed income securities(c)	110,439	—	—	110,439	—
Short-term investments(d)	3,304	1,482	524	1,298	—
Hedge fund of funds(e)	81,746	81,746	—	—	—
Real estate funds(f)	57,850	57,850	—	—	—
Cash and accrued income	771	—	771	—	—
Total postretirement benefit plan assets	$1,320,436	$993,758	$1,295	$325,383	$—
(a)	Common collective trust investments consist of domestic and international large and mid capitalization equities, including emerging markets and funds invested in both short-term and long-term bonds. Underlying investments are generally valued at closing prices from national exchanges. Commingled funds, private securities, and limited partnerships are valued at unit values or net asset values provided by the investment managers.
(b)	Mutual fund investments are comprised of equity securities of corporations with large capitalizations and also include funds invested in corporate equities in international and emerging markets and funds invested in long-term bonds, which are valued at closing prices from national exchanges.
(c)	Fixed income securities include funds that invest primarily in government securities and long-term bonds. Underlying investments are generally valued at closing prices from national exchanges, fixed income pricing models, and independent financial analysts. Fixed income commingled funds are valued at unit values provided by the investment managers.
(d)	Short-term investments include several money market funds used for managing overall liquidity. Underlying investments are generally valued at closing prices from national exchanges. Commingled funds are valued at unit values provided by the investment managers.
(e)	The hedge fund of funds category includes investments in funds representing a variety of strategies intended to diversify risks and reduce volatility. It includes event-driven credit and equity investments targeted at economic policy decisions, long and short positions in U.S. and international equities, arbitrage investments and emerging market equity investments. Investments are valued at unit values or net asset values provided by the investment managers.
(f)

This category includes investments in real estate funds (including office, industrial, residential and retail) primarily throughout the United States. Underlying real estate securities are generally valued at closing prices from national exchanges. Commingled

SONOCO 2016 ANNUAL REPORT	F18	FORM 10-K

funds, private securities, and limited partnerships are valued at unit values or net asset values provided by the investment managers.
(g)	Certain assets that are measured at fair value using the net asset value (NAV) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

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

The Company does not currently have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company’s financial assets or liabilities is measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the years ended December 31, 2016 or 2015. For additional fair value information on the Company’s financial instruments, see Note 9.

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

The maximum number of shares of common stock that may be issued under the 2014 Plan was originally set at 10,381,533 shares, which includes all shares then remaining under the 2012 Plan and an additional 4,500,000 shares authorized under the 2014 Plan. Awards granted under all previous plans which are forfeited, expire or are cancelled without delivery of shares, or which result in forfeiture of shares back to the Company, will be added to the total shares available under the 2014 Plan. At December 31, 2016, a total of 7,522,658 shares remain available for future grant under the 2014 Plan. The Company issues new shares for stock appreciation right exercises and stock unit conversions. The Company’s stock-based awards to non-employee directors have not been material.

Accounting for share-based compensation

Total compensation cost for share-based payment arrangements was $19,289, $9,257 and $17,099, for 2016, 2015 and 2014, respectively. The related tax benefit recognized in net income was $7,040, $3,379, and $6,414, for the same years, respectively. Share-based compensation expense is included in “Selling, general and administrative expenses” in the Consolidated Statements of Income.

An “excess” tax benefit is created when the tax deduction for an exercised stock appreciation right, exercised stock option or converted stock unit exceeds the compensation cost that has been recognized in income. For the years 2016, 2015, and 2014, the excess tax benefits were not recognized on the income statement, but rather on the consolidated balance sheet within the line item “Capital in excess of stated value.” The additional net excess tax benefit realized was $2,695, $3,622 and $4,126 for 2016, 2015 and 2014, respectively.

Stock appreciation rights and stock options

Beginning in 2015, stock appreciation rights (SARs) granted vest over three years and expense is recognized following the graded-vesting method, which results in front-loaded expense being recognized during the early years of the required service period. Unvested SARs are cancelable upon termination of employment, except in the case of death, disability, or involuntary termination within two years of a change in control. SARs granted prior to 2015 vested over one year.

Since 2006, the Company has granted stock appreciation rights (SARs) annually on a discretionary basis to key employees. These SARs are granted at market (have an exercise price equal to the closing market price on the date of the grant) and can be settled only in stock. The SARs granted in 2016 and 2015 vest over three years, with one-third vesting on each anniversary date of the grant, and have 10-year terms, while the SARs granted from 2006 through 2014 vested over one year and have seven-year terms. As of December 31, 2016, unrecognized compensation cost related to nonvested SARs totaled $2,447. This cost will be recognized over the remaining weighted-average vesting period of approximately 24 months. Noncash stock-based compensation associated with SARs and stock options totaled $2,878, $2,750, and $4,488 for 2016, 2015, and 2014, respectively.

The aggregate intrinsic value of SARS exercised during 2016, 2015, and 2014 was $9,510, $11,888, and $13,831, respectively. The weighted-average grant date fair value of SARs granted was $5.04, $6.49 and $4.72 per share in 2016, 2015 and 2014, respectively. The Company computed the estimated fair values of all SARs using the Black-Scholes option-pricing model applying the assumptions set forth in the following table:

	2016	2015	2014
Expected dividend yield	3.5%	2.8%	3.0%
Expected stock price volatility	18.5%	18.2%	18.4%
Risk-free interest rate	1.3%	1.7%	1.2%
Expected life of SARs	6 years	6 years	4 years

FORM 10-K	F19	SONOCO 2016 ANNUAL REPORT

The assumptions employed in the calculation of the fair value of SARs were determined as follows:

•	Expected dividend yield – the Company’s annual dividend divided by the stock price at the time of grant.
•	Expected stock price volatility – based on historical volatility of the Company’s common stock measured weekly for a time period equal to the expected life.
•	Risk-free interest rate – based on U.S. Treasury yields in effect at the time of grant for maturities equal to the expected life.
•	Expected life – calculated using the simplified method as prescribed in U.S. GAAP, where the expected life is equal to the sum of the vesting period and the contractual term divided by two.

The activity related to the Company’s SARs is as follows:

	Nonvested	Vested	Total	Weighted- average Exercise Price
Outstanding, December 31, 2015	593,443	1,413,069	2,006,512	$40.35
Vested	(197,371)	197,371	—
Granted	820,266	—	820,266	$40.41
Exercised	—	(837,573)	(837,573)	$38.57
Forfeited/Expired	(69,589)	(3,970)	(73,559)	$44.17

Outstanding, December 31, 2016	1,146,749	768,897	1,915,646	$41.06
Exercisable, December 31, 2016	—	768,897	768,897	$40.53

The weighted average remaining contractual life for SARs outstanding and exercisable at December 31, 2016 was 7 years and 4.5 years, respectively. The aggregate intrinsic value for SARs outstanding and exercisable at December 31, 2016 was $22,200 and $10,323, respectively. At December 31, 2016, the fair market value of the Company’s stock used to calculate intrinsic value was $52.70 per share.

There were no stock options outstanding at December 31, 2016. The aggregate intrinsic value of stock options exercised during 2015 and 2014 was $975 and $3,497, respectively. Cash received by the Company on option exercises was $1,324 and $5,951 for 2015 and 2014, respectively. There were no stock options exercised during 2016.

Performance-based stock awards

The Company grants performance contingent restricted stock units (PCSUs) annually on a discretionary basis to executive officers and certain key management employees. The ultimate number of PCSUs awarded is dependent upon the degree to which performance, relative to defined targets related to earnings and return on net assets employed, are achieved over a three-year performance cycle. PCSUs granted in 2015 and afterwards vest at the end of the three-year performance period if the respective performance targets are met. No units will be awarded if the performance targets are not met. For PCSUs granted in 2014 and earlier, units awarded vested at the end of the three-year performance period if the respective performance targets were met. In the event performance targets were not met, a minimum number of outstanding units were awarded and vested at the end of the performance period, 50% of the remaining number of threshold shares vested at the end of the fourth year and the remaining 50% at the end of the fifth year. Regardless of grant date, upon vesting, PCSUs are convertible into common shares on a one-for-one basis. Except in the event of the participant’s death, disability, or retirement, if a participant is not employed by the Company at the end of the performance period, no PCSU’s will vest. However, in the event of the participant’s death, disability or retirement prior to full vesting, shares will be issued on a pro rata basis up through the time the participant’s employment or service ceases. In the event of a change in control, as defined under the 2014 Plan, all unvested PCSUs will vest at target on a pro rata basis if the change in control occurs during the three-year performance period.

The activity related to performance contingent restricted stock units is as follows:

	Nonvested	Vested	Total	Average Grant Date Fair Value per Share
Outstanding, December 31, 2015	350,510	524,985	875,495	$32.12
Granted	188,181	—	188,181	$36.33
Performance adjustments	207,583	—	207,583	$40.77
Vested	(251,694)	251,694	—
Converted	—	(201,246)	(201,246)	$28.38
Cancelled	(8,535)	(33,798)	(42,333)	$30.26
Dividend equivalents	—	9,385	9,385	$48.20

Outstanding, December 31, 2016	486,045	551,020	1,037,065	$35.56

2016 PCSU. As of December 31, 2016, the 2016 PCSUs to be awarded are estimated to range from 0 to 373,522 units and are tied to the three-year performance period ending December 31, 2018.

2015 PCSU. As of December 31, 2016, the 2015 PCSUs to be awarded are estimated to range from 0 to 334,382 units and are tied to the three-year performance period ending December 31, 2017.

2014 PCSU. The three-year performance cycle for the 2014 PCSUs was completed on December 31, 2016. Outstanding stock units of 247,554 units were determined to have been earned, all of which qualified for vesting on December 31, 2016. The fair value of these units was $13,046 as of December 31, 2016.

2013 PCSU. The three-year performance cycle for the 2013 PCSUs was completed on December 31, 2015. Based on performance and the terms of the awards as of December 31, 2015, 205,673 stock units were determined to have been earned, all of which qualified for vesting on December 31, 2015. The fair value of these units was $8,406 as of December 31, 2015.

2012 PCSU. The three-year performance cycle for the 2012 PCSUs was completed on December 31, 2014. Based on the performance achieved and the terms of the award, 143,519 stock units qualified for vesting on December 31, 2014 with a fair value of

SONOCO 2016 ANNUAL REPORT	F20	FORM 10-K

$6,272. A total of 4,387 units vested on December 31, 2015, and 4,140 units vested on December 31, 2016. The fair value of the stock units vesting in 2015 and 2016 was $179 and $218, respectively.

2011 PCSU. The three-year performance cycle for the 2011 PCSUs was completed on December 31, 2013. Based on the performance achieved and the terms of the award, 123,414 stock units were awarded. A total of 61,707 stock units vested on December 31, 2014, with the remaining 61,707 stock units vesting on December 31, 2015. The fair value of the stock units vesting in 2014 and 2015 was $2,697 and $2,522, respectively.

The weighted-average grant-date fair value of PCSUs granted was $36.33, $42.44, and $38.04 per share in 2016, 2015 and 2014, respectively. Noncash stock-based compensation associated with PCSUs totaled $10,568, $2,271 and $9,719 for 2016, 2015 and 2014, respectively. As of December 31, 2016, there was approximately $8,854 of total unrecognized compensation cost related to nonvested PCSUs. This cost is expected to be recognized over a weighted-average period of 20 months.

Restricted stock awards

In 2016 and 2015, the Company granted awards of restricted stocks units (RSUs) to executive officers and certain key management employees. These awards vest over a three-year period with one-third vesting on each anniversary date of the grant. Participants must be actively employed by the Company on the vesting date for shares to be issued, except in the event of the participant’s death, disability, or involuntary termination within two years of a change in control prior to full vesting, in which case shares will immediately vest. Once vested, these awards do not expire.

Prior to 2015, the Company from time to time granted RSUs to certain of its executive officers and directors. These awards normally vested over a five-year period with one-third vesting on each of the third, fourth and fifth anniversaries of the grant, but in some circumstances vested over a shorter period. A participant must be actively employed by, or serving as a director of, the Company on the vesting date for shares to be issued. However, certain award agreements provided that in the event of the participant’s death, disability or retirement prior to full vesting, shares would be issued on a pro rata basis up through the time the participant’s employment or service ceases.

Officers and directors can elect to defer receipt of RSUs, but key management employees are required to take receipt of stock issued.

The weighted-average grant-date fair value of RSUs granted was $38.40, $43.35 and $39.14 per share in 2016, 2015 and 2014, respectively. The fair value of shares vesting during the year was $1,291, $2,066, and $1,094 for 2016, 2015, and 2014, respectively.

Noncash stock-based compensation associated with restricted stock grants totaled $3,122, $2,336 and $1,153 for 2016, 2015 and 2014, respectively. As of December 31, 2016, there was $2,856 of total unrecognized compensation cost related to nonvested restricted stock units. This cost is expected to be recognized over a weighted-average period of 24 months.

The activity related to restricted stock units is as follows:

	Nonvested	Vested	Total	Average Grant Date Fair Value Per Share
Outstanding, December 31, 2015	157,766	158,169	315,935	$34.90
Granted	96,356	—	96,356	$38.40
Vested	(36,173)	36,173	—
Converted	—	(20,732)	(20,732)	$36.19
Cancelled	(8,197)	—	(8,197)	$42.15
Dividend equivalents	594	4,900	5,494	$56.54

Outstanding, December 31, 2016	210,346	178,510	388,856	$35.85

Deferred compensation plans

Certain officers of the Company receive a portion of their compensation, either current or deferred, in the form of stock units. Units are granted as of the day the cash compensation would have otherwise been paid using the closing price of the Company’s common stock on that day. Deferrals into stock equivalent units are converted into phantom stock equivalents as if Sonoco shares were actually purchased. The units immediately vest and earn dividend equivalents. Units are distributed in the form of common stock upon retirement over a period elected by the employee.

Non-employee directors may elect to defer a portion of their cash retainer or other fees (except chair retainers) into phantom stock equivalent units as if Sonoco shares were actually purchased. The deferred stock equivalent units accrue dividend equivalents, and are issued in shares of Sonoco common stock six months following termination of Board service. Directors must elect to receive these deferred distributions in one, three or five annual installments.

The activity related to deferred compensation for equity award units granted to both employees and non-employee directors combined is as follows:

Total
Outstanding, December 31, 2015	285,098
Deferred	46,780
Converted	(14,567)
Dividend equivalents	5,967
Outstanding, December 31, 2016	323,278

Deferred compensation for employees and directors of $2,721, $1,947, and $1,850, which will be settled in Company stock at retirement, was deferred during 2016, 2015, and 2014, respectively.

12. EMPLOYEE BENEFIT PLANS

Retirement plans and retiree health and life insurance plans

The Company provides non-contributory defined benefit pension plans for certain of its employees in the United States, Mexico, Belgium, Germany, Greece, France, and Turkey. The Company also sponsors contributory defined benefit pension plans covering the majority of its employees in the United Kingdom, Canada and the Netherlands, and provides postretirement healthcare and life insurance benefits to a limited number of its retirees and their dependents in the United States and Canada, based on certain age and/or service eligibility requirements.

FORM 10-K	F21	SONOCO 2016 ANNUAL REPORT

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

The components of net periodic benefit cost include the following:

	2016	2015	2014
Retirement Plans
Service cost	$19,508	$23,366	$21,826
Interest cost	59,719	70,797	73,505
Expected return on plan assets	(85,466)	(94,307)	(93,198)
Amortization of net transition obligation	—	65	405
Amortization of prior service cost	809	745	697
Amortization of net actuarial loss	39,009	42,584	26,523
Other	—	49	77
Net periodic benefit cost	$33,579	$43,299	$29,835
Retiree Health and Life Insurance Plans
Service cost	$309	$711	$726
Interest cost	482	766	1,034
Expected return on plan assets	(1,579)	(1,661)	(1,599)
Amortization of prior service credit	(498)	(104)	(1,381)
Amortization of net actuarial gain	(667)	(673)	(259)
Net periodic benefit income	$(1,953)	$(961)	$(1,479)

The following tables set forth the Plans’ obligations and assets at December 31:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2016	2015	2016	2015
Change in Benefit Obligation
Benefit obligation at January 1	$1,733,596	$1,857,106	$19,053	$27,451
Service cost	19,508	23,366	309	711
Interest cost	59,719	70,797	482	766
Plan participant contributions	439	452	888	1,046
Plan amendments	812	519	—	(2,273)
Actuarial loss/(gain)	93,772	(106,211)	(1,223)	(6,004)
Benefits paid	(89,455)	(87,626)	(1,956)	(2,556)
Impact of foreign exchange rates	(40,856)	(25,822)	15	(88)
Other	(111)	1,015	—	—
Benefit obligation at December 31	$1,777,424	$1,733,596	$17,568	$19,053

	Retirement Plans		Retiree Health and Life Insurance Plans
	2016	2015	2016	2015
Change in Plan Assets
Fair value of plan assets at January 1	$1,298,186	$1,407,461	$22,250	$23,064
Actual return on plan assets	130,717	(13,886)	1,872	(107)
Company contributions	32,504	22,233	860	911
Plan participant contributions	439	452	888	1,046
Benefits paid	(89,455)	(87,626)	(1,956)	(2,556)
Impact of foreign exchange rates	(39,147)	(24,271)	—	—
Expenses paid	(7,855)	(6,177)	(66)	(108)
Fair value of plan assets at December 31	$1,325,389	$1,298,186	$23,848	$22,250
Funded Status of the Plans	$(452,035)	$(435,410)	$6,280	$3,197

	Retirement Plans		Retiree Health and Life Insurance Plans
	2016	2015	2016	2015
Total Recognized Amounts in the Consolidated Balance Sheets
Noncurrent assets	$3,863	$4,635	$7,506	$4,057
Current liabilities	(9,409)	(8,678)	(802)	(860)
Noncurrent liabilities	(446,489)	(431,367)	(424)	—
Net (liability)/asset	$(452,035)	$(435,410)	$6,280	$3,197

Items not yet recognized as a component of net periodic pension cost that are included in Accumulated Other Comprehensive Loss (Income) as of December 31, 2016 and 2015, are as follows:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2016	2015	2016	2015
Net actuarial loss/(gain)	$708,533	$691,482	$(7,056)	$(6,274)
Prior service cost/(credit)	4,051	3,791	(1,774)	(2,272)
	$712,584	$695,273	$(8,830)	$(8,546)

SONOCO 2016 ANNUAL REPORT	F22	FORM 10-K

The amounts recognized in Other Comprehensive Loss/(Income) during December 31, 2016 and 2015 include the following:

	Retirement Plans			Retiree Health and Life Insurance Plans
	2016	2015	2014	2016	2015	2014
Adjustments arising during the period:
Net actuarial loss/(gain)	$56,060	$8,352	$233,962	$(1,449)	$(4,129)	$101
Prior service cost/(credit)	1,069	513	729	—	(2,273)	(46)
Net settlements/curtailments	—	—	—	—	—	—
Reversal of amortization:
Net actuarial (loss)/gain	(39,009)	(42,584)	(26,523)	667	673	259
Prior service (cost)/credit	(809)	(745)	(697)	498	104	1,381
Net transition obligation	—	(65)	(405)	—	—	—
Total recognized in other comprehensive loss/(income)	$17,311	$(34,529)	$207,066	$(284)	$(5,625)	$1,695
Total recognized in net periodic benefit cost and other comprehensive loss/(income)	$50,890	$8,770	$236,901	$(2,237)	$(6,586)	$216

Of the amounts included in Accumulated Other Comprehensive Loss/(Income) as of December 31, 2016, the portions the Company expects to recognize as components of net periodic benefit cost in 2017 are as follows:

	Retirement Plans	Retiree Health and Life Insurance Plans
Net actuarial loss/(gain)	$40,064	$(611)
Prior service cost/(credit)	846	(498)
Net transition obligation	—	—
	$40,910	$(1,109)

The accumulated benefit obligation for all defined benefit plans was $1,738,196 and $1,691,589 at December 31, 2016 and 2015, respectively.

The projected benefit obligation (PBO), accumulated benefit obligation (ABO) and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were, $1,474,993, $1,446,624 and $1,019,094, respectively, as of December 31, 2016, and $1,656,174, $1,617,051 and $1,216,128, respectively, as of December 31, 2015.

The following table sets forth the Company’s projected benefit payments for the next ten years:

Year	Retirement Plans	Retiree Health and Life Insurance Plans
2017	$89,743	$1,920
2018	$91,769	$1,881
2019	$93,782	$1,853
2020	$96,630	$1,542
2021	$97,838	$1,478
2022-2026	$520,839	$6,201

Assumptions

The following tables set forth the major actuarial assumptions used in determining the PBO, ABO and net periodic cost:

Weighted-average assumptions used to determine benefit obligations at December 31	U.S. Retirement Plans	U.S. Retiree Health and Life Insurance Plans	Foreign Plans
Discount Rate
2016	4.12%	3.70%	2.95%
2015	4.36%	3.78%	3.71%
Rate of Compensation Increase
2016	3.60%	3.32%	3.65%
2015	3.69%	3.36%	3.52%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31	U.S. Retirement Plans	U.S. Retiree Health and Life Insurance Plans	Foreign Plans
Discount Rate
2016	4.36%	3.78%	3.71%
2015	4.00%	3.52%	3.49%
2014	4.78%	4.03%	4.51%
Expected Long-term Rate of Return
2016	7.47%	7.31%	4.75%
2015	7.67%	7.39%	4.92%
2014	7.66%	7.39%	5.57%
Rate of Compensation Increase
2016	3.69%	3.36%	3.52%
2015	3.99%	3.42%	3.51%
2014	3.99%	3.44%	3.80%

FORM 10-K	F23	SONOCO 2016 ANNUAL REPORT

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

Medical trends

The U.S. Retiree Health and Life Insurance Plan makes up approximately 97% of the Retiree Health liability. Therefore, the following information relates to the U.S. plan only.

Healthcare Cost Trend Rate	Pre-age 65	Post-age 65
2016	7.00%	7.00%
2015	7.00%	6.00%

Ultimate Trend Rate	Pre-age 65	Post-age 65
2016	4.80%	4.80%
2015	4.90%	4.90%

Year at which the Rate Reaches the Ultimate Trend Rate	Pre-age 65	Post-age 65
2016	2059	2059
2015	2039	2041

Increasing the assumed trend rate for healthcare costs by one percentage point would increase the accumulated postretirement benefit obligation (the APBO) and total service and interest cost component approximately $228 and $17, respectively. Decreasing the assumed trend rate for healthcare costs by one percentage point would decrease the APBO and total service and interest cost component approximately $212 and $16, respectively. Based on amendments to the U.S. plan approved in 1999, which became effective in 2003, cost increases borne by the Company are limited to the Urban CPI, as defined.

Plan changes, amendments and settlements

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

In February 2017, the Company initiated a program through which it seeks to settle a portion of the projected benefit obligation (PBO) relating to terminated vested participants in the U.S. qualified retirement plans. The terminated vested population comprises approximately 15% of the PBO of these plans and such participants are being given the option to receive their benefits early as either a lump sum or an annuity. If the election rates are in the expected range of 40% to 70%, the Company estimates it will be required to recognize non-cash settlement charges of between $25,000 and $40,000 in the second quarter of 2017. Related settlement payments will be funded from plan assets and will not require the Company to make any additional cash contributions in 2017.

Retirement plan assets

The following table sets forth the weighted-average asset allocations of the Company’s retirement plans at December 31, 2016 and 2015, by asset category.

Asset Category		U.S.	U.K.	Canada
Equity securities	2016	51.4%	46.6%	64.9%
	2015	49.0%	49.0%	62.9%
Debt securities	2016	34.7%	52.8%	35.0%
	2015	36.8%	50.2%	36.8%
Alternative	2016	13.9%	—%	—%
	2015	14.2%	—%	—%
Cash and short-term investments	2016	—%	0.6%	0.1%
	2015	—%	0.8%	0.3%
Total	2016	100.0%	100.0%	100.0%
	2015	100.0%	100.0%	100.0%

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

At December 31, 2016, postretirement benefit plan assets totaled $1,349,236, of which $1,004,732 were assets of the U.S. Defined Benefit Plans.

U.S. defined benefit plans

The equity investments consist of direct ownership and funds and are diversified among U.S. and non-U.S. stocks of small to large capitalizations. Following the December 2010 amendment that split the U.S. qualified defined benefit pension plan into the Active Plan and the Inactive Plan effective January 1, 2011, the Company completed separate asset/liability studies for both plans during 2011 and adopted revised investment guidelines for each. The revised guidelines establish a dynamic de-risking framework that will gradually shift the allocation of assets to long-duration domestic fixed income from equity and other asset categories, as the relative funding ratio of each plan increases over time. The current target allocation (midpoint) for the Inactive Plan investment portfolio is: Equity Securities – 49%, Debt Securities – 40%, Alternative – 11% and Cash –0%. The current target allocation (midpoint) for the Active Plan investment portfolio is: Equity Securities – 57%, Debt Securities – 30%, Alternative – 13% and Cash – 0%.

SONOCO 2016 ANNUAL REPORT	F24	FORM 10-K

United Kingdom defined benefit plan

The equity investments consist of direct ownership and funds and are diversified among U.K. and international stocks of small and large capitalizations. The current target allocation (midpoint) for the investment portfolio is: Equity Securities – 48%, Debt Securities – 52%, Alternative – 0% and Cash – 0%.

Canada defined benefit plan

The equity investments consist of direct ownership and funds and are diversified among Canadian and international stocks of primarily large capitalizations and short to intermediate duration corporate and government bonds. The current target allocation (midpoint) for the investment portfolio is: Equity Securities – 60%, Debt Securities – 39%, Alternative – 0% and Cash – 1%.

Retiree health and life insurance plan assets

The following table sets forth the weighted-average asset allocations by asset category of the Company’s retiree health and life insurance plan.

Asset Category	December 31, 2016	December 31, 2015
Equity securities	61.9%	59.8%
Debt securities	31.2%	33.0%
Alternative	6.8%	7.1%
Cash	0.1%	0.1%
Total	100.0%	100.0%

Contributions

Based on current actuarial estimates, the Company anticipates that the total contributions to its retirement plans and retiree health and life insurance plans, excluding contributions to the Sonoco Savings Plan, will be approximately $57,900 in 2017. No assurances can be made, however, about funding requirements beyond 2017, as they will depend largely on actual investment returns and future actuarial assumptions.

Sonoco retirement contribution

The Sonoco Retirement Contribution (SRC) is a defined contribution pension plan provided for the Company’s salaried and non-union U.S. employees who were hired on or after January 1, 2004, or those former participants in the Company’s U.S. qualified defined benefit pension plan who elected to transfer into the SIRP under a one-time option effective January 1, 2010. The Company makes an annual contribution of 4% of all eligible pay plus 4% of eligible pay in excess of the Social Security wage base to eligible participant accounts. Participants are fully vested after three years of service or upon reaching age 55, if earlier. The Company’s expenses related to the plan for 2016, 2015 and 2014 were approximately $13,655, $14,970 and $12,079, respectively. Cash contributions to the SRC totaled $13,352, $12,865 and $12,049 in 2016, 2015 and 2014, respectively.

Sonoco savings plan

The Sonoco Savings Plan is a defined contribution retirement plan provided for the Company’s U.S. employees. The plan provides for participant contributions of 1% to 30% of gross pay. Since January 1, 2010, the Company has matched 50% on the first 4% of compensation contributed by the participant as pretax contributions. The Company’s expenses related to the plan for 2016, 2015 and 2014 were approximately $11,400, $11,500 and $11,400, respectively.

Other plans

The Company also provides retirement and postretirement benefits to certain other non-U.S. employees through various Company-sponsored and local government sponsored defined contribution arrangements. For the most part, the liabilities related to these arrangements are funded in the period they arise. The Company’s expenses for these plans were not material for all years presented.

13. INCOME TAXES

The provision for taxes on income for the years ended December 31 consists of the following:

	2016	2015	2014
Pretax income
Domestic	$318,702	$255,897	$224,683
Foreign	122,575	72,049	101,024
Total pretax income	$441,277	$327,946	$325,707
Current
Federal	$110,567	$55,678	$40,600
State	10,808	6,000	6,889
Foreign	40,788	31,610	29,630
Total current	$162,163	$93,288	$77,119
Deferred
Federal	$(861)	$11,002	$29,078
State	(869)	(2,359)	5,067
Foreign	4,198	(14,193)	(2,506)
Total deferred	$2,468	$(5,550)	$31,639
Total taxes	$164,631	$87,738	$108,758

Deferred tax liabilities/(assets) are comprised of the following at December 31:

	2016	2015
Property, plant and equipment	$115,946	$118,216
Intangibles	219,584	232,420
Gross deferred tax liabilities	$335,530	$350,636
Retiree health benefits	$(971)	$(2,078)
Foreign loss carryforwards	(61,381)	(65,123)
U.S. Federal loss carryforwards	(10,105)	(1,214)
Capital loss carryforwards	(20)	(69)
Employee benefits	(202,085)	(192,798)
Accrued liabilities and other	(93,142)	(118,511)
Gross deferred tax assets	$(367,704)	$(379,793)
Valuation allowance on deferred tax assets	$49,797	$49,464
Total deferred taxes, net	$17,623	$20,307

Federal operating loss carryforwards of approximately $2,600 remaining from the Tegrant acquisition were fully utilized in 2016. Federal loss carryforwards of approximately $29,000 were acquired in the 2016 acquisition of Plastic Packaging Inc. Foreign subsidiary loss carryforwards of approximately $241,000 remain at December 31, 2016. Their use is limited to future taxable earnings of the respective foreign subsidiaries. Approximately $226,200 of these loss carryforwards do not have an expiration date. Of the remaining foreign subsidiary loss carryforwards, approximately $7,700 expire within the next five years and approximately $7,100 expire between 2022 and 2034. Approximately $8,200 in tax value

FORM 10-K	F25	SONOCO 2016 ANNUAL REPORT

of state loss carryforwards and $16,000 of state credit carryforwards remain at December 31, 2016. These state loss and credit carryforwards are limited based upon future taxable earnings of the respective entities and expire between 2017 and 2036. State loss and credit carryforwards are reflected at their “tax” value, as opposed to the amount of expected gross deduction due to the vastly different apportionment and statutory tax rates applicable to the various entities and states in which they file.

The Company has recorded a $15,900 deferred tax asset in France primarily related to cumulative net operating losses. These losses have an indefinite carryforward period and the Company expects to utilize them over the next 20 to 25 years. Accordingly, a valuation allowance on the deferred asset has not been provided.

A reconciliation of the U.S. federal statutory tax rate to the actual consolidated tax expense is as follows:

	2016		2015		2014
Statutory tax rate	$154,447	35.0%	$114,781	35.0%	$113,998	35.0%
State income taxes, net of federal tax benefit	7,477	1.7	4,872	1.5%	8,465	2.6%
Valuation allowance	639	0.1	(8,080)	(2.5)%	(2,264)	(0.7)%
Tax examinations including change in reserve for uncertain tax positions	732	0.2	(3,245)	(1.0)%	(2,109)	(0.6)%
Adjustments to prior year deferred taxes	(2,401)	(0.5)	1,596	0.5%	(518)	(0.2)%
Foreign earnings taxed at other than U.S. rates	(15,930)	(3.6)	(9,065)	(2.8)%	(8,891)	(2.7)%
Disposition of business	22,810	5.2	(11,996)	(3.6)%	—	—%
Effect of tax rate changes enacted during the year	2,517	0.6	(2,235)	(0.7)%	81	—%
Deduction related to qualified production activities	(5,215)	(1.2)	(5,968)	(1.8)%	(4,003)	(1.2)%
Other, net	(445)	(0.1)	7,078	2.2%	3,999	1.2%
Total taxes	$164,631	37.3%	$87,738	26.8%	$108,758	33.4%

The change in “Tax examinations including change in reserve for uncertain tax positions” is shown net of associated deferred taxes and accrued interest. Included in the change are net increases of approximately $3,000, $3,200 and $3,500 for uncertain items arising in 2016, 2015 and 2014, respectively, combined with adjustments related to prior year items, primarily decreases related to lapses of statutes of limitations in international, federal and state jurisdictions as well as overall changes in facts and judgment. These adjustments decreased the reserve by a total of approximately $(2,300), $(6,500) and $(5,600) in 2016, 2015 and 2014, respectively.

In many of the countries in which the Company operates, earnings are taxed at rates lower than in the U.S. This benefit is reflected in “Foreign earnings taxed at other than U.S. rates” along with other items, if any, that impacted taxes on foreign earnings in the periods presented.

The effect on tax expense for “Disposition of business” in 2016 relates to the sale of the Company’s rigid plastic blow molding operations, its retail security packaging operation in Juncos, Puerto Rico, and its paper mill in France. The above adjustment reflects the recognition of tax gains in excess of book gains due to basis differences, and losses on which no future tax benefit will be recognized. For 2015, the adjustment pertains primarily to recognition of beneficial tax attributes related to the disposition of a portion of the Company’s metal ends and closures business.

The benefits included in “Adjustments to prior year deferred taxes” for each of the years presented consist primarily of adjustments to deferred tax assets and liabilities arising from changes in estimates.

Undistributed earnings of international subsidiaries totaled approximately $799,373 at December 31, 2016. Deferred taxes have not been provided on the undistributed earnings, as the Company considers these amounts to be indefinitely reinvested to finance the growth and expansion of its international operations. Computation of the potential deferred tax liability associated with those undistributed earnings is not practicable. All or a portion of these earnings could become subject to current tax if they were remitted or loaned to the U.S. parent company, the stock of the foreign subsidiaries were sold, or through a future change in U.S. tax law.

Reserve for uncertain tax positions

The following table sets forth the reconciliation of the gross amounts of unrecognized tax benefits at the beginning and ending of the periods indicated:

	2016	2015	2014
Gross Unrecognized Tax Benefits at January 1	$17,200	$26,000	$28,800
Increases in prior years’ unrecognized tax benefits	1,400	1,500	6,800
Decreases in prior years’ unrecognized tax benefits	(3,500)	(2,100)	(5,500)
Increases in current year’s unrecognized tax benefits	3,000	1,700	4,600
Decreases in unrecognized tax benefits from the lapse of statutes of limitations	(100)	(9,200)	(5,900)
Settlements	(300)	(700)	(2,800)
Gross Unrecognized Tax Benefits at December 31	$17,700	$17,200	$26,000

Of the unrecognized tax benefit balances at December 31, 2016 and December 31, 2015, approximately $15,300 and $15,000, respectively, would have an impact on the effective tax rate if ultimately recognized.

Interest and/or penalties related to income taxes are reported as part of income tax expense. The Company had approximately $2,300 and $2,200 accrued for interest related to uncertain tax positions at December 31, 2016 and December 31, 2015, respectively. Tax expense for the year ended December 31, 2016, includes approximately $200 of interest expense, which is comprised of an interest benefit of approximately $550 related to the adjustment of prior years’ items and interest expense of $750 on unrecognized tax benefits. The amounts listed above for accrued interest and interest expense do not reflect the benefit of a federal tax deduction which would be available if the interest were ultimately paid.

The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, or non-U.S., income tax examinations by tax authorities for years before 2012. With respect to state and local income taxes,

SONOCO 2016 ANNUAL REPORT	F26	FORM 10-K

the Company is no longer subject to examination prior to 2012, with few exceptions.

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

In February 2017, the Company received a draft Notice of Proposed Adjustment (“NOPA”) from the Internal Revenue Service (IRS) proposing an adjustment to income for the 2013 tax year based on the IRS’s recharacterization of a distribution of an intercompany note made in 2012, and the subsequent repayment of the note over the course of 2013, as if it were a cash distribution made in 2013. At the time the distribution was paid in 2012, it was characterized as a dividend to the extent of earnings and profits, with the remainder as a tax free return of basis and capital gain. As the IRS proposes to recharacterize the distribution, the entire distribution would be characterized as a dividend. The incremental tax liability associated with the income adjustment proposed in the NOPA would be approximately $84,000, excluding interest and penalties. The Company expects a final NOPA to be issued during the first quarter of 2017, and intends to file a protest to the proposed deficiency with the IRS, which will cause the matter to be referred to the Appeals Division of the IRS. The Company strongly believes the position of the IRS with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that the Company’s previously reported income tax provision for the year in question is appropriate. However, there can be no assurance that this matter will be resolved in the Company’s favor. Regardless of whether the matter is resolved in the Company’s favor, the final resolution of this matter could be expensive and time consuming to defend and/or settle. While the Company believes that the amount of tax originally paid with respect to this distribution is correct, and accordingly has not provided additional reserve for tax uncertainty, there is still a possibility that an adverse outcome of the matter could have a material effect on its results of operations and financial condition.

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

Fox River Settlement and Remaining Claim

As previously disclosed, the Company’s wholly owned subsidiary U.S. Paper Mills Corp. (U.S. Mills) was previously identified as a potentially responsible party (PRP) for the Wisconsin Fox River environmental cleanup and U.S. Mills has been involved in subsequent Superfund litigation related to the Fox River. In March 2014, U.S. Mills settled claims brought by the U. S. Environmental Protection Agency (EPA) and the Wisconsin Department of Natural Resources (WDNR) for $14,700, which settlement provided U.S. Mills with protection from the contribution claims of other PRPs. As a result of the settlement becoming final, the Company reversed $32,543 of the reserves it had previously established for the related claims, resulting in the recognition of a gain in the Company’s Consolidated Financial Statements in the first quarter of 2015.

This settlement left intact a cost recovery claim by Appvion, Inc., under Section 107 of CERCLA against eight defendants, including U.S. Mills, to recover response costs allegedly incurred by Appvion consistent with the national contingency plan for responding to release or threatened release of hazardous substances into the lower Fox River (Civil Action No. 8-CV-16-WCG in the United States District Court for the Eastern District of Wisconsin). In January 2017, U.S. Mills obtained Court Approval of a final settlement of the claims made by Appvion for $3,334. As a result of this settlement becoming final, the Company and U.S. Mills have resolved all pending or threatened legal proceedings related to the Fox River matter, as well as any such proceedings known to be contemplated by governmental authorities.

A reserve of $5,000 had been set aside for the potential liabilities associated with the Appvion claim. During 2016 and 2015, the Company spent approximately $1,043 and $1,104, respectively, against the reserve on legal costs related to the Appvion claim. Based on the settlement that was reached in January 2017, the Company increased the reserve by $850 during the fourth quarter of 2016 to a total of $3,703 at December 31, 2016, to cover both the settlement and related legal costs. The majority of this reserve is expected to be paid during the first quarter of 2017.

Tegrant

On November 8, 2011, the Company completed the acquisition of Tegrant. During its due diligence, the Company identified several potentially environmentally contaminated sites. The total remediation cost of these sites was estimated to be $18,850 at the time of the acquisition and an accrual in this amount was recorded on Tegrant’s opening balance sheet. Since the acquisition, the Company has spent a total of $845 on remediation of these sites. During 2015 and 2014, the Company increased its reserves for these sites by $68 and $324, respectively, in order to reflect its best estimate of what it is likely to pay in order to complete the remediation. At December 31, 2016 and 2015, the Company’s accrual for Tegrant’s environmental contingencies totaled $18,397 and $18,521, respectively. The Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts accrued with respect to this exposure. However, the Company does not believe that the resolution of this matter has a reasonable possibility of having a material adverse effect on the Company’s financial statements.

Other environmental matters

The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in

FORM 10-K	F27	SONOCO 2016 ANNUAL REPORT

most cases, the Company’s share, if any, cannot be reasonably estimated at the current time. However, the Company does not believe that the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company’s financial statements.

Summary

As of December 31, 2016 and 2015, the Company (and its subsidiaries) had accrued $24,515 and $25,195, respectively, related to environmental contingencies. These accruals are included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets.

Other legal and regulatory matters

As described more fully in Note 13 to these Consolidated Financial Statements, the Company has received a draft Notice of Proposed Adjustment (“NOPA”) from the IRS proposing an adjustment to income for the 2013 tax year. The incremental tax liability associated with the proposed adjustment would be approximately $84,000, excluding interest and penalties. The Company expects a final NOPA to be issued during the first quarter of 2017 and intends to file a protest to the proposed deficiency with the IRS, which will cause the matter to be referred to the Appeals Division of the IRS. The Company strongly believes the position of the IRS with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that its previously reported income tax provision for the year in question is appropriate. However, there can be no assurance that this matter will be resolved in the Company’s favor. Regardless of whether this matter is resolved in the Company’s favor, the final resolution of this matter could be expensive and time-consuming to defend and/or settle. While the Company believes that the amount of tax originally paid with respect to this distribution is correct, and accordingly has not provided additional reserve for tax uncertainty, there is still a possibility that an adverse outcome of the matter could have a material effect on its results of operations and financial condition.

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

Commitments

As of December 31, 2016, the Company had long-term obligations to purchase electricity and steam, which it uses in its production processes, as well as long-term purchase commitments for certain raw materials, principally old corrugated containers. These purchase commitments require the Company to make total payments of approximately $339,500, as follows: $102,600 in 2017; $91,700 in 2018; $91,100 in 2019, $42,000 in 2020 and a total of $12,100 from 2021 through 2025.

15. SHAREHOLDERS’ EQUITY AND EARNINGS PER SHARE

Stock repurchases

The Company occasionally repurchases shares of its common stock to satisfy employee tax withholding obligations in association with the exercise of stock appreciation rights and performance-based stock awards. These repurchases, which are not part of a publicly announced plan or program, totaled 148,129 shares during 2016, 172,884 shares during 2015, and 126,670 shares during 2014, at a cost of $6,739, $7,868 and $5,378, respectively.

On February 10, 2016, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. During 2016, a total of 2,030,389 shares were repurchased under this authorization at a cost of $100,000. Accordingly, at December 31, 2016, a total of 2,969,611 shares remain available for repurchase under this authorization.

The Company repurchased a total of 2,000,000 shares of its common stock during 2014 under a previous authorization at a cost of $82,422. No shares were repurchased during 2015.

Earnings per share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	2016	2015	2014
Numerator:
Net income attributable to Sonoco	$286,434	$250,136	$225,916
Denominator:
Weighted average common shares outstanding	101,093	101,482	102,215
Dilutive effect of stock-based compensation	689	910	957
Diluted outstanding shares	101,782	102,392	103,172
Per common share:
Net income attributable to Sonoco:
Basic	$2.83	$2.46	$2.21
Diluted	$2.81	$2.44	$2.19

No adjustments were made to reported net income in the computation of earnings per share.

The Company paid dividends totaling $1.46, $1.37, and $1.27 per share in 2016, 2015 and 2014, respectively.

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

The average number of shares that were not dilutive and therefore not included in the computation of diluted income per share was as follows for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Anti-dilutive stock appreciation rights	357	902	720

These stock appreciation rights may become dilutive in future periods if the market price of the Company’s common stock appreciates.

Noncontrolling interests

In April 2015, the Company acquired a 67% controlling interest in Graffo Paranaense de Embalagens S/A (“Graffo”). The Company

SONOCO 2016 ANNUAL REPORT	F28	FORM 10-K

consolidates 100% of Graffo, with the partner’s 33% share included in “Noncontrolling Interests” on the Consolidated Balance Sheet. The fair value of this noncontrolling interest was $7,922 at the time of the acquisition.

In October 2014, as part of its acquisition of the Weidenhammer Packaging Group (“Weidenhammer”), the Company acquired a 65% ownership in Weidenhammer’s Chilean affiliate – Weidenhammer Chile Ltda. The Company consolidates 100% of the Chilean subsidiary, with the partner’s 35% share included in “Noncontrolling Interests” on the Consolidated Balance Sheet. On the date of the acquisition, the fair value of this noncontrolling interest was $974.

16. SEGMENT REPORTING

The Company reports its financial results in four reportable segments – Consumer Packaging, Display and Packaging, Paper and Industrial Converted Products, and Protective Solutions.

The Consumer Packaging segment includes the following products and services: round and shaped rigid containers and trays (both composite and thermoformed plastic); extruded and injection-molded plastic products; printed flexible packaging; global brand artwork management; and metal and peelable membrane ends and closures. This segment also included blow-molded plastic bottles and jars through November 7, 2016, when the Company completed the sale of its rigid plastics blow molding operations.

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

Restructuring charges, asset impairment charges, gains from the disposition of businesses, insurance settlement gains, acquisition-related costs, interest expense and interest income are included in income before income taxes under “Corporate.”

The following table sets forth financial information about each of the Company’s business segments:

	Years ended December 31
	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Corporate	Consolidated
Total Revenue
2016	$2,048,621	$522,955	$1,793,512	$527,450	$—	$4,892,538
2015	2,126,916	608,064	1,835,896	508,182	—	5,079,058
2014	1,966,989	668,407	2,010,160	487,171	—	5,132,727
Intersegment Sales[1]
2016	$5,509	$2,542	$100,059	$1,551	$—	$109,661
2015	4,357	1,953	106,110	2,269	—	114,689
2014	4,092	1,592	107,712	2,337	—	115,733
Sales to Unaffiliated Customers
2016	$2,043,112	$520,413	$1,693,453	$525,899	$—	$4,782,877
2015	2,122,559	606,111	1,729,786	505,913	—	4,964,369
2014	1,962,897	666,815	1,902,448	484,834	—	5,016,994
Income Before Income Taxes[2]
2016	$240,925	$14,797	$129,678	$51,526	$4,351	$441,277
2015	231,590	10,904	124,057	46,013	(84,618)	327,946
2014	200,591	10,680	162,269	34,003	(81,836)	325,707
Identifiable Assets[3]
2016	$1,447,886	$446,906	$1,164,365	$573,949	$290,097	$3,923,203
2015	1,507,621	491,268	1,199,280	561,592	253,924	4,013,685
2014	1,579,950	495,604	1,299,356	564,468	247,328	4,186,706
Depreciation, Depletion and Amortization[4]
2016	$88,875	$16,716	$74,742	$24,849	$—	$205,182
2015	96,220	16,623	76,744	23,574	—	213,161
2014	75,782	17,034	83,076	22,826	—	198,718
Capital Expenditures
2016	$86,369	$11,542	$60,601	$12,860	$15,369	$186,741
2015	75,986	10,906	74,008	15,724	15,671	192,295
2014	63,117	9,432	73,636	22,238	8,653	177,076
[1]	Intersegment sales are recorded at a market-related transfer price.

FORM 10-K	F29	SONOCO 2016 ANNUAL REPORT

[2]	Included in Corporate are restructuring, asset impairment charges, acquisition-related charges, gains from the sale of a business, environmental settlement gains, property insurance settlement gains, and other non-operational income and expenses associated with the following segments:

	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Corporate	Total
2016	$(80,500)	$7,883	$27,567	$1,018	$(11,876)	$(55,908)
2015	15,097	1,812	(490)	(1,469)	15,070	30,020
2014	12,536	4,042	4,340	1,527	7,000	29,445

The remaining amounts reported as Corporate consist of interest expense and interest income.
[3]	Identifiable assets are those assets used by each segment in its operations. Corporate assets consist primarily of cash and cash equivalents, investments in affiliates, headquarters facilities, deferred income taxes and prepaid expenses.
[4]	Depreciation, depletion and amortization incurred at Corporate are allocated to the reportable segments.

Geographic regions

Sales to unaffiliated customers and long-lived assets by geographic region are as follows:

	2016	2015	2014
Sales to Unaffiliated Customers
United States	$3,112,016	$3,206,513	$3,285,017
Europe	951,783	971,302	841,452
Canada	268,556	262,038	292,163
All other	450,522	524,516	598,362
Total	$4,782,877	$4,964,369	$5,016,994
Long-lived Assets
United States	$1,671,168	$1,719,746	$1,738,648
Europe	599,698	627,126	680,791
Canada	111,452	157,208	184,879
All other	101,828	104,563	117,249
Total	$2,484,146	$2,608,643	$2,721,567

Sales are attributed to countries/regions based upon the plant location from which products are shipped. Long-lived assets are comprised of property, plant and equipment, goodwill, intangible assets and investment in affiliates (see Notes 6 and 7).

17. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable, for the years ended December 31, 2016 and 2015:

	Foreign Currency Items	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(127,603)	$(475,286)	$(5,962)	$(608,851)
Other comprehensive income/(loss) before reclassifications	(125,534)	3,979	(11,726)	(133,281)
Amounts reclassified from accumulated other comprehensive loss to net income	—	27,063	12,008	39,071
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	528	528
Other comprehensive income/(loss)	(125,534)	31,042	810	(93,682)
Balance at December 31, 2015	$(253,137)	$(444,244)	$(5,152)	$(702,533)
Other comprehensive income/(loss) before reclassifications	(33,361)	(35,841)	1,673	(67,529)
Amounts reclassified from accumulated other comprehensive loss to net income	—	26,264	5,359	31,623
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	59	59
Other comprehensive income/(loss)	(33,361)	(9,577)	7,091	(35,847)
Balance at December 31, 2016	$(286,498)	$(453,821)	$1,939	$(738,380)

SONOCO 2016 ANNUAL REPORT	F30	FORM 10-K

The following table summarizes the amounts reclassified from accumulated other comprehensive loss and the affected line items in the consolidated statements of net income for the years ended December 31, 2016 and 2015:

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Twelve Months Ended December 31, 2016	Twelve Months Ended December 31, 2015	Affected Line Item in the Consolidated Statements of Net Income
Gains and losses on cash flow hedges
Foreign exchange contracts	$(8,769)	$(21,454)	Net Sales
Foreign exchange contracts	3,981	12,154	Cost of sales
Commodity contracts	(3,583)	(9,920)	Cost of sales
	(8,371)	(19,220)	Total before tax
	3,012	7,212	Tax benefit
	$(5,359)	$(12,008)	Net of tax
Defined benefit pension items
Amortization of defined benefit pension items	$(28,990)	$(31,963)	Cost of sales
Amortization of defined benefit pension items	(9,663)	(10,654)	Selling, general, and administrative
	(38,653)	(42,617)	Total before tax
	12,389	15,554	Tax benefit
	(26,264)	(27,063)	Net of tax
Total reclassifications for the period	$(31,623)	$(39,071)	Net of tax

The following table summarizes the tax (expense) benefit amounts for the other comprehensive loss components for the years ended December 31, 2016 and 2015:

	For the year ended December 31, 2016			For the year ended December 31, 2015
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items	$(33,361)	$—	$(33,361)	$(125,534)	$—	$(125,534)
Defined benefit pension items:
Other comprehensive income/(loss) before reclassifications	(56,383)	20,542	(35,841)	(2,523)	6,502	3,979
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	38,653	(12,389)	26,264	42,617	(15,554)	27,063
Net other comprehensive income/(loss) from defined benefit pension items	(17,730)	8,153	(9,577)	40,094	(9,052)	31,042
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	2,613	(940)	1,673	(18,167)	6,441	(11,726)
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	8,371	(3,012)	5,359	19,220	(7,212)	12,008
Amounts reclassified from accumulated other comprehensive income/(loss) to fixed assets	59	—	59	528	—	528
Net other comprehensive income/(loss) from cash flow hedges	11,043	(3,952)	7,091	1,581	(771)	810
Other comprehensive income/(loss)	$(40,048)	$4,201	$(35,847)	$(83,859)	$(9,823)	$(93,682)

The change in defined benefit plans includes pretax changes of $(767) and $(60) during the years ended December 31, 2016 and 2015, related to one of the Company’s equity method investments.

FORM 10-K	F31	SONOCO 2016 ANNUAL REPORT

18. SELECTED QUARTERLY FINANCIAL DATA

The following table sets forth selected quarterly financial data of the Company:

(unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter*
2016
Net sales	$1,226,276	$1,205,680	$1,208,724	$1,142,197
Gross profit	245,253	242,013	235,373	214,787
Restructuring/Asset impairment charges	9,228	23,278	8,947	1,430
Net income attributable to Sonoco	59,914	56,252	65,395	104,873
Per common share:
Net income attributable to Sonoco:
- basic	$0.59	$0.56	$0.65	$1.04
- diluted	0.59	0.55	0.64	1.04
Cash dividends
- common	0.35	0.37	0.37	0.37
Market price
- high	49.08	50.13	53.57	55.47
- low	36.56	45.02	49.10	49.50
2015
Net sales	$1,206,052	$1,248,590	$1,242,592	$1,267,135
Gross profit	220,390	240,316	229,373	239,343
Restructuring/Asset impairment charges	(359)	10,445	19,551	21,000
Net income attributable to Sonoco	85,780	64,379	43,914	56,063
Per common share:
Net income attributable to Sonoco:
- basic	$0.85	$0.63	$0.43	$0.55
- diluted	0.84	0.63	0.43	0.55
Cash dividends
- common	0.32	0.35	0.35	0.35
Market price
- high	47.94	46.50	44.13	44.56
- low	42.44	43.89	34.68	37.01
*	Net income attributable to Sonoco in the fourth quarter of 2016 includes a net after-tax gain of $49,341 from the sale of the Company’s rigid plastic blow molding operations.

SONOCO 2016 ANNUAL REPORT	F32	FORM 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information disclosed in the reports that we file or submit is recorded, processed, summarized and reported within the relevant time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K, were effective.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, the end of the period covered by this report based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2016 as stated in their report, which appears at the beginning of Item 8 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2016, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. Internal control over financial reporting, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives will be met. Because of the inherent limitations in internal control over financial reporting, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected timely.

ITEM 9B. OTHER INFORMATION

Not applicable.

FORM 10-K	36	SONOCO 2016 ANNUAL REPORT

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth in the Company’s definitive Proxy Statement for the annual meeting of shareholders to be held on April 19, 2017 (the Proxy Statement), under the captions “Proposal 1: Election of Directors,” “Information Concerning Directors Whose Terms Continue,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference. Information about executive officers of the Company is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

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

Audit Committee Financial Expert – The Company’s Board of Directors has determined that the Company has at least two “audit committee financial experts,” as that term is defined by Item 407(d)(5) of Regulation S-K promulgated by the Securities and Exchange Commission, serving on its audit committee. Thomas E. Whiddon and Marc D. Oken meet the terms of the definition and are independent based on the criteria in the New York Stock Exchange Listing Standards. Pursuant to the terms of Item 407(d)(5) of Regulation S-K, a person who is determined to be an “audit committee financial expert” will not be deemed an expert for any purpose as a result of being designated or identified as an “audit committee financial expert” pursuant to Item 407, and such designation or identification does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and Board of Directors in the absence of such designation or identification. Further, the designation or identification of a person as an “audit committee financial expert” pursuant to Item 407 does not affect the duties, obligations or liability of any other member of the audit committee or Board of Directors.

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

Equity compensation plan information

The following table sets forth aggregated information about all of the Company’s compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance as of December 31, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[1] (c)
Equity compensation plans approved by security holders	3,660,924	$41.06	7,522,658
Equity compensation plans not approved by security holders	—	—	—
Total	3,660,924	$41.06	7,522,658
[1]	The Sonoco Products Company 2014 Long-term Incentive Plan was adopted at the Company’s 2014 Annual Meeting of Shareholders. The maximum number of shares of common stock that may be issued under this plan was set at 10,381,533 shares, which included all shares remaining under the 2012 Plan and an additional 4,500,000 shares authorized under the 2014 Plan. Awards granted under all previous plans which are forfeited, expire or are cancelled without delivery of shares, or which result in forfeiture of shares back to the Company, will be added to the total shares available under the 2014 Plan. At December 31, 2016, a total of 7,522,658 shares remain available for future grant under the 2014 Plan.

SONOCO 2016 ANNUAL REPORT	37	FORM 10-K

The weighted-average exercise price of $41.06 relates to stock appreciation rights, which account for 1,915,646 of the 3,660,924 securities issuable upon exercise. The remaining 1,745,278 securities relate to deferred compensation stock units, performance-contingent restricted stock units and restricted stock unit awards that have no exercise price requirement.

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

FORM 10-K	38	SONOCO 2016 ANNUAL REPORT

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1	Financial Statements – The following financial statements are provided under Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K:

		– Report of Independent Registered Public Accounting Firm

		– Consolidated Balance Sheets as of December 31, 2016 and 2015

		– Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014

		– Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014

		– Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014

		– Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

		– Notes to Consolidated Financial Statements

	2	Financial Statement Schedules

		Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2016, 2015 and 2014.

Column A	Column B	Column C – Additions		Column D		Column E
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other	Deductions		Balance at End of Year
2016
Allowance for Doubtful Accounts	$11,069	$1,566	$(86)[1]	$1,665	[2]	$10,884
LIFO Reserve	18,894	(1,575)[3]	—	—		17,319
Valuation Allowance on Deferred Tax Assets	49,464	3,273	(306)[4]	2,634	[5]	49,797
2015
Allowance for Doubtful Accounts	$8,547	$2,501	$467 [1]	$446	[2]	$11,069
LIFO Reserve	17,908	986 [3]	—	—		18,894
Valuation Allowance on Deferred Tax Assets	63,231	2,248	(5,686)[4]	10,329	[5]	49,464
2014
Allowance for Doubtful Accounts	$9,771	$2,350	$(411)[1]	$3,163	[2]	$8,547
LIFO Reserve	18,146	(238)[3]	—	—		17,908
Valuation Allowance on Deferred Tax Assets	60,856	828	5,367 [4]	3,820	[5]	63,231

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

3	Exhibits

3-1	Articles of Incorporation, as amended (incorporated by reference to the Registrant’s Form 8-K filed on February 8, 2012)

3-2	By-Laws, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended April 3, 2016)

4-1	Indenture, dated as of June 15, 1991, between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

4-2	Form of Second Supplemental Indenture, dated as of November 1, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee (including form of 5.75% Notes due 2040) (incorporated by reference to Registrant’s Form 8-K filed October 28, 2010)

SONOCO 2016 ANNUAL REPORT	39	FORM 10-K

4-3	Form of Third Supplemental Indenture (including form of 4.375% Notes due 2021), between Sonoco Products Company and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Registrant’s Form 8-K filed October 27, 2011)

4-4	Form of Fourth Supplemental Indenture (including form of 5.75% Notes due 2040), between Sonoco Products Company and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Registrant’s Form 8-K filed October 27, 2011)

10-1	1991 Sonoco Products Company Key Employee Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10-2	Sonoco Products Company 1996 Non-employee Directors’ Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10-3	Sonoco Retirement and Savings Plan (formerly the Sonoco Savings Plan), as amended (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2012).

10-4	Sonoco Products Company 2008 Long-term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2008)

10-5	Sonoco Products Company 2012 Long-term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 18, 2012)

10-6	Sonoco Products Company 2014 Long-term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2014)

10-7	Deferred Compensation Plan for Key Employees of Sonoco Products Company (a.k.a. Deferred Compensation Plan for Corporate Officers of Sonoco Products Company), as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-8	Omnibus Benefit Restoration Plan of Sonoco Products Company, amended and restated as of January 1, 2015 (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2014, filed on March 2, 2015)

10-9	Deferred Compensation Plan for Outside Directors of Sonoco Products Company, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-10	Performance-based Annual Incentive Plan for Executive Officers (incorporated by reference to the Registrant’s Proxy Statement for the April 19, 2000, Annual Meeting of Shareholders)

10-11	Form of Executive Bonus Life Agreement between the Company and certain executive officers (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 26, 2004)

10-12	Credit Agreement, effective October 2, 2014 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2014)

10-13	Sonoco Products Company Amended and Restated Trust Agreement for Executives, as of October 15, 2008 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-14	Sonoco Products Company Amended and Restated Directors Deferral Trust Agreement, as of October 15, 2008 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-15	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 8, 2011 (incorporated by reference to Registrant’s Form 8-K filed February 14, 2011)

10-16	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 7, 2012 (incorporated by reference to Registrant’s Form 8-K filed February 13, 2012)

10-17	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 12, 2013 (incorporated by reference to Registrant’s Form 8-K filed February 19, 2013)

FORM 10-K	40	SONOCO 2016 ANNUAL REPORT

10-18	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 12, 2014 (incorporated by reference to Registrant’s Form 8-K filed February 18, 2014)

10-19	Description of Stock Appreciation Rights, Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 11, 2015 (incorporated by reference to Registrant’s Form 8-K filed February 17, 2015)

10-20	Description of Stock Appreciation Rights, Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 10, 2016 (incorporated by reference to Registrant’s Form 8-K filed February 16, 2016)

10-21	Description of Stock Appreciation Rights, Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 8, 2017 (incorporated by reference to Registrant’s Form 8-K filed February 14, 2017)

10-22	Unsecured Five-Year Fixed Rate Assignable Loan Agreement, dated May 23, 2016 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended July 3, 2016)

10-23	Agreement and Plan of Merger, dated February 15, 2017, for the acquisition of Packaging Holdings, Inc. (incorporated by reference to Registrant’s Form 8-K filed February 21, 2017)

12	Statements regarding Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm with respect to Registrant’s Form 10-K

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

99	Proxy Statement, filed in conjunction with annual shareholders’ meeting scheduled for April 19, 2017 (to be filed within 120 days after December 31, 2016)

101	The following materials from Sonoco Products Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2016 and 2015, (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Changes in Total Equity for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (vi) Notes to the Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY

The Company has chosen not to provide a Form 10-K summary.

SONOCO 2016 ANNUAL REPORT	41	FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of March 2017.

SONOCO PRODUCTS COMPANY

/s/ M.J. Sanders
M.J. Sanders
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 1st day of March 2017.

/s/ Barry L. Saunders
Barry L. Saunders
Senior Vice President and Chief Financial Officer
(principal financial officer)

/s/ James W. Kirkland
James W. Kirkland
Corporate Controller
(principal accounting officer)

/s/ H.E. DeLoach Jr. H.E. DeLoach, Jr.	Director (Executive Chairman)

/s/ M.J. Sanders M.J. Sanders	President, Chief Executive Officer and Director

/s/ H.A. Cockrell H.A. Cockrell	Director

/s/ P.L. Davies P.L. Davies	Director

/s/ J.R. Haley J.R. Haley	Director

/s/ E.H. Lawton III E.H. Lawton, III	Director

/s/ R.G. Kyle R.G. Kyle	Director

/s/ J.E. Linville J.E. Linville	Director

/s/ B.J. McGarvie B.J. McGarvie	Director

/s/ J.M. Micali J.M. Micali	Director

/s/ S. Nagarajan S. Nagarajan	Director

/s/ M.D. Oken M.D. Oken	Director

/s/ T.E. Whiddon T.E. Whiddon	Director

FORM 10-K	42	SONOCO 2016 ANNUAL REPORT

EXHIBIT INDEX

3-1	Articles of Incorporation, as amended (incorporated by reference to the Registrant’s Form 8-K filed on February 8, 2012)

3-2	By-Laws, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended April 3, 2016)

4-1	Indenture, dated as of June 15, 1991, between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

4-2	Form of Second Supplemental Indenture, dated as of November 1, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee (including form of 5.75% Notes due 2040)(incorporated by reference to Registrant’s Form 8-K filed October 28, 2010)

4-3	Form of Third Supplemental Indenture (including form of 4.375% Notes due 2021), between Sonoco Products Company and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Registrant’s Form 8-K filed October 27, 2011)

4-4	Form of Fourth Supplemental Indenture (including form of 5.75% Notes due 2040), between Sonoco Products Company and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Registrant’s Form 8-K filed October 27, 2011)

10-1	1991 Sonoco Products Company Key Employee Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10-2	Sonoco Products Company 1996 Non-employee Directors’ Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10-3	Sonoco Retirement and Savings Plan (formerly the Sonoco Savings Plan), as amended (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2012)

10-4	Sonoco Products Company 2008 Long-term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2008)

10-5	Sonoco Products Company 2012 Long-term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 18, 2012)

10-6	Sonoco Products Company 2014 Long-term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2014)

10-7	Deferred Compensation Plan for Key Employees of Sonoco Products Company (a.k.a. Deferred Compensation Plan for Corporate Officers of Sonoco Products Company), as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-8	Omnibus Benefit Restoration Plan of Sonoco Products Company, amended and restated as of January 1, 2015 (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2014, filed on March 2, 2015)

10-9	Deferred Compensation Plan for Outside Directors of Sonoco Products Company, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-10	Performance-based Annual Incentive Plan for Executive Officers (incorporated by reference to the Registrant’s Proxy Statement for the April 19, 2000, Annual Meeting of Shareholders)

10-11	Form of Executive Bonus Life Agreement between the Company and certain executive officers (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 26, 2004)

10-12	Credit Agreement, effective October 2, 2014 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2014)

10-13	Sonoco Products Company Amended and Restated Trust Agreement for Executives, as of October 15, 2008 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-14	Sonoco Products Company Amended and Restated Directors Deferral Trust Agreement, as of October 15, 2008 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-15	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 8, 2011 (incorporated by reference to Registrant’s Form 8-K filed February 14, 2011)

10-16	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 7, 2012 (incorporated by reference to Registrant’s Form 8-K filed February 13, 2012)

10-17	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 12, 2013 (incorporated by reference to Registrant’s Form 8-K filed February 19, 2013)

10-18	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 12, 2014 (incorporated by reference to Registrant’s Form 8-K filed February 18, 2014)

10-19	Description of Stock Appreciation Rights, Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 11, 2015 (incorporated by reference to Registrant’s Form 8-K filed February 17, 2015)

10-20	Description of Stock Appreciation Rights, Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 10, 2016 (incorporated by reference to Registrant’s Form 8-K filed February 16, 2016)

10-21	Description of Stock Appreciation Rights, Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 8, 2017 (incorporated by reference to Registrant’s Form 8-K filed February 14, 2017)

10-22	Unsecured Five-Year Fixed Rate Assignable Loan Agreement, dated May 23, 2016 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended July 3, 2016)

10-23	Agreement and Plan of Merger, dated February 15, 2017, for the acquisition of Packaging Holdings, Inc. (incorporated by reference to Registrant’s Form 8-K filed February 21, 2017)

12	Statements regarding Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm with respect to Registrant’s Form 10-K

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

99	Proxy Statement, filed in conjunction with annual shareholders’ meeting scheduled for April 19, 2017 (to be filed within 120 days after December 31, 2016)

101	The following materials from Sonoco Products Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2016 and 2015, (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Changes in Total Equity for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (vi) Notes to the Consolidated Financial Statements.