Form 10-Q
period 2017-04-02
SONOCO PRODUCTS CO
filed 2017-05-03
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-11261
SONOCO PRODUCTS COMPANY

Incorporated under the laws of South Carolina	I.R.S. Employer Identification No. 57-0248420
1 N. Second St.
Hartsville, South Carolina 29550
Telephone: 843/383-7000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐(do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at April 20, 2017:
Common stock, no par value: 99,384,318

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	April 2, 2017	December 31, 2016*
Assets
Current Assets
Cash and cash equivalents	$212,790	$257,226
Trade accounts receivable, net of allowances	663,312	625,411
Other receivables	43,003	43,553
Inventories:
Finished and in process	172,149	127,446
Materials and supplies	258,210	245,368
Prepaid expenses	41,831	49,764
	1,391,295	1,348,768
Property, Plant and Equipment, Net	1,155,192	1,060,017
Goodwill	1,156,674	1,092,215
Other Intangible Assets, Net	273,894	224,958
Deferred Income Taxes	47,371	42,130
Other Assets	165,979	155,115
Total Assets	$4,190,405	$3,923,203
Liabilities and Equity
Current Liabilities
Payable to suppliers	$521,784	$477,831
Accrued expenses and other	265,818	273,996
Notes payable and current portion of long-term debt	76,712	32,045
Accrued taxes	18,086	18,744
	882,400	802,616
Long-term Debt, Net of Current Portion	1,177,188	1,020,698
Pension and Other Postretirement Benefits	419,180	447,339
Deferred Income Taxes	63,467	59,753
Other Liabilities	39,303	38,092
Commitments and Contingencies
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 99,384 and 99,193 shares issued and outstanding at April 2, 2017 and December 31, 2016, respectively	7,175	7,175
Capital in excess of stated value	319,365	321,050
Accumulated other comprehensive loss	(699,874)	(738,380)
Retained earnings	1,958,577	1,942,513
Total Sonoco Shareholders’ Equity	1,585,243	1,532,358
Noncontrolling Interests	23,624	22,347
Total Equity	1,608,867	1,554,705
Total Liabilities and Equity	$4,190,405	$3,923,203

*
The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended
	April 2, 2017	April 3, 2016
Net sales	$1,172,324	$1,226,276
Cost of sales	952,102	981,023
Gross profit	220,222	245,253
Selling, general and administrative expenses	126,138	134,193
Restructuring/Asset impairment charges	4,111	9,228
Income before interest and income taxes	89,973	101,832
Interest expense	13,085	14,189
Interest income	1,027	402
Income before income taxes	77,915	88,045
Provision for income taxes	25,539	29,194
Income before equity in earnings of affiliates	52,376	58,851
Equity in earnings of affiliates, net of tax	1,954	1,339
Net income	$54,330	$60,190
Net (income) attributable to noncontrolling interests	(597)	(276)
Net income attributable to Sonoco	$53,733	$59,914
Weighted average common shares outstanding:
Basic	100,112	101,628
Diluted	100,980	102,329
Per common share:
Net income attributable to Sonoco:
Basic	$0.54	$0.59
Diluted	$0.53	$0.59
Cash dividends	$0.37	$0.35
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended
	April 2, 2017	April 3, 2016
Net income	$54,330	$60,190
Other comprehensive income/(loss):
Foreign currency translation adjustments	30,836	30,828
Changes in defined benefit plans, net of tax	11,299	5,948
Changes in derivative financial instruments, net of tax	(2,949)	1,900
Other comprehensive income	39,186	38,676
Comprehensive income	93,516	98,866
Net (income) attributable to noncontrolling interests	(597)	(276)
Other comprehensive (income) attributable to noncontrolling interests	(680)	(1,412)
Comprehensive income attributable to Sonoco	$92,239	$97,178
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended
	April 2, 2017	April 3, 2016
Cash Flows from Operating Activities:
Net income	$54,330	$60,190
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	337	—
Depreciation, depletion and amortization	49,008	53,572
Share-based compensation expense	3,026	4,840
Equity in earnings of affiliates	(1,954)	(1,339)
Cash dividends from affiliated companies	1,950	1,150
Net (gain) on disposition of assets	(46)	(1,242)
Pension and postretirement plan expense	12,353	10,657
Pension and postretirement plan contributions	(43,557)	(32,042)
Tax effect of share-based compensation exercises	—	1,120
Excess tax benefit of share-based compensation	—	(1,161)
Net increase in deferred taxes	463	220
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Trade accounts receivable	(10,002)	(41,623)
Inventories	(9,752)	(11,218)
Payable to suppliers	14,684	(17,213)
Prepaid expenses	(1,224)	4,427
Accrued expenses	(11,550)	(6,171)
Income taxes payable and other income tax items	10,283	28,415
Other assets and liabilities	(951)	13,805
Net cash provided by operating activities	67,398	66,387
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(50,455)	(55,685)
Cost of acquisitions, net of cash acquired	(221,417)	—
Proceeds from the sale of assets	1,481	2,592
Investment in affiliates and other, net	133	46
Net cash used in investing activities	(270,258)	(53,047)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	170,297	13,787
Principal repayment of debt	(17,637)	(10,993)
Net change in commercial paper	41,000	—
Net increase in outstanding checks	2,742	9,841
Excess tax benefit of share-based compensation	—	1,161
Cash dividends	(36,840)	(35,396)
Shares acquired	(5,539)	(18,931)
Shares issued	—	559
Net cash used in financing activities	154,023	(39,972)
Effects of Exchange Rate Changes on Cash	4,401	(3,464)
Net Decrease in Cash and Cash Equivalents	(44,436)	(30,096)
Cash and cash equivalents at beginning of period	257,226	182,434
Cash and cash equivalents at end of period	$212,790	$152,338
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 1: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three months ended April 2, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
With respect to the unaudited condensed consolidated financial information of the Company for the three-month periods ended April 2, 2017 and April 3, 2016 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 3, 2017 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Note 2: New Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires an employer to report service cost in the same line item as other compensation costs arising from employees during the period. The other components of net benefit cost as defined are required to be presented separately from the service cost component and outside a subtotal of income from operations, if one is presented, or disclosed. This update also allows only the service cost component to be eligible for capitalization when applicable and is effective for periods beginning after December 15, 2017. The amendments should be applied retrospectively for the presentation of the components of net benefit cost in the income statement and prospectively for the capitalization of the service cost component. The Company does not expect the implementation of ASU 2017-07 to have a material effect on its financial position or results of operations.
In February 2017, the FASB issued ASU 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets,” which defined the term "in-substance nonfinancial asset" and clarified that an entity should identify each distinct nonfinancial asset or in-substance nonfinancial asset promised to a counterparty who is a noncustomer and derecognize each asset when a counterparty obtains control of it. The update also clarifies the applicable accounting treatment for certain transactions involving a partial sale of a nonfinancial asset (or in-substance nonfinancial asset) and the exchange or retaining of noncontrolling interests. This update is effective for periods beginning after December 15, 2017, and should be applied at the same time as the amendments in ASU 2014-09, which is discussed later in this Note. The Company does not expect the implementation of ASU 2017-05 to have a material effect on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” eliminating the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under ASU 2017-04, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. The Company does not expect the implementation of ASU 2017-04 to have a material impact on its consolidated financial statements.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business," providing guidance to entities to assist with evaluating when a set of transferred assets and activities (collectively, the "set") is a business and provides a screen to determine when a set is not a business. Under the new guidance, when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset, or group of similar assets, the assets acquired would not represent a business. Also, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to produce outputs. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a prospective basis to any transactions occurring within the period of adoption. The Company does not expect the implementation of ASU 2017-01 to have a material impact on its consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, "Restricted Cash," requiring that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in ASU 2016-18 do not provide a definition of restricted cash or restricted cash equivalents. The guidance is effective for periods beginning after December 15, 2017, on a retrospective basis. The Company does not expect the implementation of ASU 2016-18 to have a material impact on its consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory" as part of its simplification initiative to reduce complexity in accounting standards. This update requires that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The guidance is effective for periods beginning after December 15, 2017 on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does not expect the implementation of ASU 2016-16 to have a material effect on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments," providing clarification on eight cash flow classification issues, including 1) debt prepayment or debt extinguishment costs, 2) settlement of relatively insignificant debt instruments, 3) contingent consideration payments, 4) insurance claim settlements, 5) life insurance settlements, 6) distributions received from equity method investees, 7) beneficial interests in securitization transactions, and 8) separately identifiable cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not expect the implementation of ASU 2016-15 to have a material effect on its consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which impacts several aspects of the accounting for share-based payment transactions, including among others, the classification of excess tax benefits in the statements of income and cash flows and accounting for forfeitures. The Company's adoption of this update effective January 1, 2017 resulted in the recognition of $1,632 of excess tax benefits in the income statement during the quarter ended April 2, 2017. In accordance with the provisions of this ASU, excess tax benefits have also been recognized on a prospective basis within the operating section of the consolidated statement of cash flows for the period ended April 2, 2017, rather than the financing section. Pursuant to adoption of the new ASU, the Company recorded a cumulative charge to retained earning of $318 for the elimination of estimated forfeitures associated with the Company's share-based compensation. The Company has elected to recognize forfeitures prospectively as they occur beginning January 1, 2017.
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
In May 2014, the FASB issued ASU 2014-09, "Revenue From Contracts With Customers," which changes the definitions/criteria used to determine when revenue should be recognized from being based on risks and rewards to being based on control. Among other changes, ASU 2014-09 changes the manner in which variable consideration is recognized, requires recognition of the time value of money when payment terms exceed one year, provides clarification on accounting for contract costs, and expands disclosure requirements. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017.  Although the Company will not complete its final assessment and quantification of the impact of ASU 2014-09 on its consolidated financial statements until adoption, it expects the adoption to have the effect of accelerating the timing of revenue recognition compared to current standards for those arrangements under which the Company is producing customer-specific products without alternative use and would be entitled to payment for work completed, including a reasonable margin. The Company plans to adopt ASU 2014-09 in the first quarter of fiscal 2018 following the modified retrospective transition method.
During the three-month period ended April 2, 2017, there have been no other newly issued nor newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements. Further, at April 2, 2017, there were no other pronouncements pending adoption that are expected to have a material impact on the Company’s consolidated financial statements.

Note 3: Acquisitions
On March 14, 2017, the Company completed the acquisition of Packaging Holdings, Inc. and subsidiaries, including Peninsula Packaging LLC ("Packaging Holdings"), for $221,417, net of cash acquired. Final consideration will be subject to an adjustment for the change in working capital to the date of close. Packaging Holdings manufactures thermoformed packaging for a wide range of whole fresh fruits, pre-cut fruits and produce, prepared salad mixes, as well as baked goods in retail supermarkets from five manufacturing facilities, including four in the United States and one in Mexico. The Company financed the transaction with a combination of cash and borrowings from a new $150,000 three-year term loan.
The provisional fair values of the assets acquired and liabilities assumed in connection with the acquisition of Packaging Holdings are as follows:

Trade accounts receivable	$14,535
Inventories	42,428
Property plant and equipment	77,267
Goodwill	60,018
Other intangible assets	54,000
Trade accounts payable	(21,655)
Other net tangible assets /(liabilities)	(5,176)
Net assets	$221,417

The allocation of the purchase price to the assets acquired and liabilities assumed was based on the Company’s preliminary estimates of their fair value, based on information currently available. Factors comprising goodwill, a portion of which is expected to be deductible for income tax purposes, include increased access to certain markets as well as the value of the assembled workforce. As the acquisition was completed close to the end of the reporting period, management is continuing to finalize its valuation of certain assets and liabilities including, but not limited to: identifiable intangible assets; property, plant and equipment; deferred income taxes; and capital leases. Management expects to complete its valuations in the second or third quarter of 2017. Packaging Holding's financial results are included in the Company's

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Consumer Packaging segment and the business will operate as the Peninsula brand of thermoformed packaging products within the Company's global plastics division.
The Company has accounted for this acquisition as a business combination under the acquisition method of accounting, in accordance with the business combinations subtopic of the Accounting Standards Codification and, accordingly, has included its results of operations in the Company’s consolidated statements of net income from the date of acquisition. The Company does not believe this acquisition is a material transaction subject to the disclosures and supplemental pro-forma information required by ASC 805. Accordingly, this information is not presented.
During the period ended April 2, 2017, the Company finalized its valuations of the assets and liabilities acquired in conjunction with the 2016 acquisitions of Plastic Packaging Inc. (“PPI”) and Laminar Medica (“Laminar”) based on information obtained about facts and circumstances that existed as of their respective acquisition dates. As a result, measurement period adjustments were made to the previously disclosed provisional fair values of PPI's net assets that increased identifiable intangibles by $1,400, increased property, plant and equipment by $400, increased the deferred tax liability by $706, and decreased goodwill by $1,094.  The measurement period adjustments to the previously disclosed provisional fair values of Laminar's net assets increased goodwill by $161 and decreased property, plant and equipment by $161.
Acquisition-related costs of $4,325 and $326 were incurred in the three months ended April 2, 2017 and April 3, 2016, respectively. Acquisition-related costs consist primarily of legal and professional fees and are included in "Selling, general and administrative expenses" in the Company's Condensed Consolidated Statements of Income.

Note 4: Shareholders' Equity
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share (dollars and shares in thousands, except per share data):

	Three Months Ended
	April 2, 2017	April 3, 2016
Numerator:
Net income attributable to Sonoco	$53,733	$59,914
Denominator:
Weighted average common shares outstanding:
Basic	100,112	101,628
Dilutive effect of stock-based compensation	868	701
Diluted	100,980	102,329
Net income attributable to Sonoco per common share:
Basic	$0.54	$0.59
Diluted	$0.53	$0.59
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The average number of stock appreciation rights that were not dilutive and therefore not included in the computation of diluted earnings per share during the three-month periods ended April 2, 2017 and April 3, 2016 was as follows (in thousands):

	Three Months Ended
	April 2, 2017	April 3, 2016

Anti-dilutive stock appreciation rights	356	1,430
No adjustments were made to net income attributable to Sonoco in the computations of earnings per share.
Stock Repurchases
On February 10, 2016, the Company’s Board of Directors authorized the repurchase of up to 5,000 shares of the Company's common stock. A total of 2,030 shares were purchased during 2016 at a cost of $100,000, leaving a total of 2,970 shares remaining available for repurchase at December 31, 2016. No shares were repurchased under this authorization during the three months ended April 2, 2017. At April 2, 2017, a total of 2,970 shares remain available for repurchase.
The Company frequently repurchases shares of its common stock to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 105 shares in the three months ended April 2, 2017 at a cost of $5,539, and 87 shares in the three months ended April 3, 2016 at a cost of $3,613.
Dividend Declarations
On February 8, 2017, the Board of Directors declared a regular quarterly dividend of $0.37 per share. This dividend was paid on March 10, 2017 to all shareholders of record as of February 22, 2017.
On April 19, 2017, the Board of Directors declared a regular quarterly dividend of $0.39 per share. This dividend is payable June 9, 2017 to all shareholders of record as of May 12, 2017.

Note 5: Restructuring and Asset Impairment
The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2017 and 2016 are reported as “2017 Actions” and “2016 Actions,” respectively. Actions initiated prior to 2016, all of which were substantially complete at April 2, 2017, are reported as “2015 and Earlier Actions.”
Following are the total restructuring and asset impairment charges/(credits), net of adjustments, and gains on dispositions recognized by the Company during the periods presented:

	Three Months Ended
	April 2, 2017	April 3, 2016
Restructuring/Asset impairment:
2017 Actions	$2,304	$—
2016 Actions	1,155	6,413
2015 and Earlier Actions	652	2,815
Restructuring/Asset impairment charges	$4,111	$9,228
Income tax benefit	(1,298)	(2,920)
Less: Costs attributable to noncontrolling interests, net of tax	(2)	(7)
Restructuring/asset impairment charges attributable to Sonoco, net of tax	$2,811	$6,301
Pre-tax restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

When recognizable in accordance with GAAP, the Company expects to recognize future additional charges totaling approximately $1,500 in connection with previously announced restructuring actions. The Company believes that the majority of these charges will be incurred and paid by the end of 2017. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken.
2017 Actions
The Company eliminated approximately 32 positions in the first quarter of 2017 in conjunction with its ongoing organizational effectiveness efforts.
Below is a summary of 2017 Actions and related expenses by segment and by type incurred and estimated to be incurred through completion.

2017 Actions	First Quarter 2017	Estimated Total Cost
Severance and Termination Benefits
Consumer Packaging	$967	$1,467
Display and Packaging	106	106
Paper and Industrial Converted Products	541	630
Protective Solutions	75	75
Corporate	456	456
Other Costs
Consumer Packaging	159	159
Paper and Industrial Converted Products	—	6
Total Charges and Adjustments	$2,304	$2,899
The following table sets forth the activity in the 2017 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2017 Actions	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity 2017 Year to Date
Liability at December 31, 2016	$—	$—	$—	$—
2017 charges	2,145	—	159	2,304
Cash payments	(1,147)	—	(159)	(1,306)
Asset write downs/disposals	—	—	—	—
Foreign currency translation	—	—	—	—
Liability at April 2, 2017	$998	$—	$—	$998
The Company expects to pay the majority of the remaining 2017 Actions restructuring costs by the end of 2017 using cash generated from operations.
2016 Actions
During 2016, the Company closed four tubes and cores plants - one in the United States, one in Canada, one in Ecuador, and one in Switzerland (all part of the Paper and Industrial Converted Products segment), a packaging services center in Mexico (part of the Display and Packaging segment) and a fulfillment service center in Brazil (part of the Display and Packaging segment). The Company also began manufacturing rationalization efforts in its Reels division (part of the Paper and Industrial Converted Products segment) and completed the sales of a paper mill in France (part of the Paper and Industrial Converted Products segment) and a retail security packaging plant in Puerto Rico (part of the Display and Packaging segment). In addition, the Company continued to realign its cost structure, resulting in the elimination of approximately 180 positions.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Below is a summary of 2016 Actions and related expenses by segment and by type incurred and estimated to be incurred through completion.

2016 Actions	First Quarter 2017	First Quarter 2016	Total Incurred to Date	Estimated Total Cost
Severance and Termination Benefits
Consumer Packaging	$1	$965	$2,408	$2,408
Display and Packaging	(13)	1,376	4,291	4,291
Paper and Industrial Converted Products	98	2,411	5,985	6,183
Protective Solutions	(1)	322	677	677
Corporate	—	1,429	1,550	1,550
Asset Impairment / Disposal of Assets
Consumer Packaging	$—	(306)	(306)	(306)
Display and Packaging	96	—	2,808	2,808
Paper and Industrial Converted Products	—	—	13,300	13,300
Other Costs
Consumer Packaging	$—	198	731	731
Display and Packaging	229	—	515	515
Paper and Industrial Converted Products	690	18	1,988	2,188
Protective Solutions	55	—	205	205
Total Charges and Adjustments	$1,155	$6,413	$34,152	$34,550
The following table sets forth the activity in the 2016 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2016 Actions	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity 2017 Year to Date
Liability at December 31, 2016	$3,558	$—	$640	$4,198
2017 charges	85	96	974	1,155
Adjustments	—	—	—	—
Cash payments	(1,661)	—	(945)	(2,606)
Asset write downs/disposals	—	(96)	(318)	(414)
Foreign currency translation	2	—	6	8
Liability at April 2, 2017	$1,984	$—	$357	$2,341
“Other costs” consist primarily of costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance. The Company expects to pay the majority of the remaining 2016 Actions restructuring costs by the end of 2017 using cash generated from operations.
2015 and Earlier Actions
2015 and Earlier Actions are comprised of a number of plant closures and workforce reductions initiated prior to 2016. Charges for these actions in both 2017 and 2016 relate primarily to the cost of plant closures including severance, asset impairment, equipment removal, plant security, property taxes and insurance.
The Company expects to recognize future pretax charges of approximately $500 associated with 2015 and Earlier Actions.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Below is a summary of expenses/(income) incurred by segment for 2015 and Earlier Actions for the three month periods ended April 2, 2017 and April 3, 2016.

2015 and Earlier Actions	First Quarter 2017	First Quarter 2016
Consumer Packaging	$(27)	$2,155
Display and Packaging	83	6
Paper and Industrial Converted Products	565	603
Protective Solutions	24	51
Corporate	7	—
Total Charges and Adjustments	$652	$2,815
The accrual for 2015 and Earlier Actions totaled $1,992 and $3,608 at April 2, 2017 and December 31, 2016, respectively, and is included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. The accrual relates primarily to unpaid severance. The Company expects the majority of the liability associated with 2015 and Earlier Actions to be paid by the end of 2017 using cash generated from operations.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in the balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the three months ended April 2, 2017 and April 3, 2016:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$1,939	$(453,821)	$(286,498)	$(738,380)
Other comprehensive income/(loss) before reclassifications	(2,626)	4,924	30,156	32,454
Amounts reclassified from accumulated other comprehensive loss to net income	(365)	6,375	—	6,010
Amounts reclassified from accumulated other comprehensive loss to fixed assets	42	—	—	42
Other comprehensive income/(loss)	(2,949)	11,299	30,156	38,506
Balance at April 2, 2017	$(1,010)	$(442,522)	$(256,342)	$(699,874)

Balance at December 31, 2015	$(5,152)	$(444,244)	$(253,137)	$(702,533)
Other comprehensive income before reclassifications	411	—	30,828	31,239
Amounts reclassified from accumulated other comprehensive loss to net income	1,514	5,948	—	7,462
Amounts reclassified from accumulated other comprehensive loss to fixed assets	(25)	—	—	(25)
Other comprehensive income	1,900	5,948	30,828	38,676
Balance at April 3, 2016	$(3,252)	$(438,296)	$(222,309)	$(663,857)

"Other comprehensive income before reclassifications" during the three months ended April 2, 2017, includes $5,071 of "Defined Benefit Pension Items" related to the release of a portion of the valuation allowance on deferred tax assets related to the pension plan of a foreign subsidiary.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The following table summarizes the effects on net income of significant amounts reclassified from each component of accumulated other comprehensive loss for the three-month periods ended April 2, 2017 and April 3, 2016:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended
Details about Accumulated Other Comprehensive Loss Components	April 2, 2017	April 3, 2016	Affected Line Item in the Condensed Consolidated Statements of Net Income
Gains and losses on cash flow hedges
Foreign exchange contracts	$1,040	$(2,240)	Net sales
Foreign exchange contracts	(725)	1,045	Cost of sales
Commodity contracts	248	(1,511)	Cost of sales
	563	(2,706)	Total before tax
	(198)	1,192	Tax benefit
	$365	$(1,514)	Net of tax
Defined benefit pension items
Amortization of defined benefit pension items(a)	$(7,588)	$(7,143)	Cost of sales
Amortization of defined benefit pension items(a)	(2,529)	(2,381)	Selling, general and administrative
	(10,117)	(9,524)	Total before tax
	3,742	3,576	Tax benefit
	$(6,375)	$(5,948)	Net of tax
Total reclassifications for the period	$(6,010)	$(7,462)	Net of tax

(a)	See Note 10 for additional details.

	Three months ended April 2, 2017			Three months ended April 3, 2016
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items	$30,156	$—	$30,156	$30,828	$—	$30,828
Defined benefit pension items:
Other comprehensive income/(loss) before reclassifications	(147)	5,071	4,924	—	—	—
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	10,117	(3,742)	6,375	9,524	(3,576)	5,948
Net other comprehensive income/(loss) from defined benefit pension items	9,970	1,329	11,299	9,524	(3,576)	5,948
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	(4,048)	1,422	(2,626)	601	(190)	411
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	(563)	198	(365)	2,706	(1,192)	1,514
Amounts reclassified from accumulated other comprehensive income/(loss) to fixed assets	42	—	42	(25)	—	(25)
Net other comprehensive income/(loss) from cash flow hedges	(4,569)	1,620	(2,949)	3,282	(1,382)	1,900
Other comprehensive income/(loss)	$35,557	$2,949	$38,506	$43,634	$(4,958)	$38,676

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 7: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill by segment for the three months ended April 2, 2017 is as follows:

	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Goodwill at December 31, 2016	$435,590	$203,414	$221,983	$231,228	$1,092,215
Acquisitions	58,924	—	—	161	59,085
Foreign currency translation	3,157	—	2,113	104	5,374
Goodwill at April 2, 2017	$497,671	$203,414	$224,096	$231,493	$1,156,674

The acquisition of Packaging Holdings, Inc. ("Packaging Holdings") in March 2017 resulted in the recognition of $60,018 of goodwill. In addition, measurement period adjustments were made in the first quarter of 2017 to the provisional fair values of the assets acquired and the liabilities assumed in the November 2016 acquisition of Plastic Packaging, Inc. ("PPI") and the September 2016 acquisition of Laminar Medica ("Laminar"). These measurement period adjustments resulted in a $1,094 reduction in the goodwill associated with PPI and a $161 increase in the goodwill associated with Laminar. See Note 3 for additional information.
The Company assesses goodwill for impairment annually and from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. The Company completed its most recent annual goodwill impairment testing during the third quarter of 2016. As part of this testing, the Company analyzed certain qualitative and quantitative factors in determining goodwill impairment. During this most recent testing, management concluded that goodwill associated with the Company's Paper and Industrial Converted Products - Brazil reporting unit had become impaired as a result of the continued deterioration of economic conditions in Brazil. Accordingly, as previously disclosed, an impairment charge totaling $2,617, the entire amount of goodwill associated with this reporting unit, was recognized during the third quarter of 2016.
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
Although no other reporting units failed the assessments noted above, in management’s opinion, the reporting units having the greatest risk of a significant future impairment if actual results fall short of expectations are Display and Packaging, and Paper and Industrial Converted Products - Europe. Total goodwill associated with these reporting units was $203,414 and $88,073, respectively, at April 2, 2017. A large portion of sales in the Display and Packaging reporting unit is concentrated in one customer, the majority of which is under contract until 2021.
There have been no triggering events identified between the most recent annual impairment test and April 2, 2017.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Other Intangible Assets
A summary of other intangible assets as of April 2, 2017 and December 31, 2016 is as follows:

	April 2, 2017	December 31, 2016
Other Intangible Assets, gross:
Patents	$28,165	$13,164
Customer lists	400,545	362,162
Trade names	23,924	19,902
Proprietary technology	20,729	20,721
Land use rights	290	288
Other	1,711	1,701
Other Intangible Assets, gross	$475,364	$417,938

Accumulated Amortization:
Patents	(5,112)	(5,647)
Customer lists	(180,622)	(172,292)
Trade names	(2,892)	(2,733)
Proprietary technology	(11,719)	(11,236)
Land use rights	(42)	(41)
Other	(1,083)	(1,031)
Total Accumulated Amortization	$(201,470)	$(192,980)
Other Intangible Assets, net	$273,894	$224,958
The Packaging Holdings acquisition in March 2017 resulted in the addition of $54,000 of intangible assets, the majority of which related to customer lists. In addition, measurement period adjustments were made in the first quarter of 2017 to the provisional fair values of the assets acquired and the liabilities assumed in the November 2016 acquisition of PPI which resulted in the recognition of an additional $1,400 of intangible assets, all of which related to customer lists. These intangible assets will be amortized over an expected average useful life of 9.1 years.
Other intangible assets are amortized on a straight-line basis over their respective useful lives, which generally range from three to forty years. The Company has no intangible assets with indefinite lives.
Aggregate amortization expense was $7,211 and $8,336 for the three months ended April 2, 2017 and April 3, 2016, respectively. Amortization expense on other intangible assets is expected to total approximately $33,800 in 2017, $34,700 in 2018, $33,600 in 2019, $31,900 in 2020 and $29,900 in 2021.

Note 8: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	April 2, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$1,177,188	$1,286,950	$1,020,698	$1,116,336
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Cash Flow Hedges
At April 2, 2017 and December 31, 2016, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. These contracts, which have maturities ranging to December 2019, qualify as cash flow hedges under U.S. GAAP. To the extent considered effective, the changes in fair value of these contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which the hedged item impacts earnings. The Company has determined all hedges to be highly effective and as a result no material ineffectiveness has been recorded.
Commodity Cash Flow Hedges
The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas and aluminum. At April 2, 2017, natural gas swaps covering approximately 8.3 MMBTUs were outstanding. These contracts represent approximately 92%, 55%, and 35% of anticipated U.S. and Canadian usage for the remainder of 2017, 2018 and 2019, respectively. Additionally, the Company had swap contracts covering 3,629 metric tons of aluminum, representing approximately 61% of anticipated usage for the remainder of 2017. The fair values of the Company’s commodity cash flow hedges netted to gain positions of $1,923 at April 2, 2017 and $3,636 at December 31, 2016. The amount of the gain included in Accumulated Other Comprehensive Loss at April 2, 2017, that is expected to be reclassified to the income statement during the next twelve months is $1,671.
Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases forecast to occur in 2017. The net positions of these contracts at April 2, 2017 were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	1,553,369
Mexican peso	purchase	448,498
Canadian dollar	purchase	42,831
Russian ruble	purchase	11,964
Turkish lira	purchase	6,318
British pound	purchase	2,254
New Zealand dollar	sell	(510)
Australian dollar	sell	(654)
Polish zloty	sell	(2,142)
Euro	sell	(5,244)
The fair value of these foreign currency cash flow hedges netted to loss positions of $(3,034) at April 2, 2017 and $(185) at December 31, 2016. During the three months ended April 2, 2017, certain foreign currency cash flow hedges related to construction in progress were settled as the related capital expenditures were made. Losses from these hedges totaling $42 were reclassified from accumulated other comprehensive loss and included in the carrying value of the assets acquired. During the next twelve months, losses of $(3,043) are expected to be reclassified from Accumulated Other Comprehensive Loss to the income statement.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The net positions of these contracts at April 2, 2017, were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	2,260,800
Mexican peso	purchase	231,676
Canadian dollar	purchase	11,911
The fair value of the Company’s other derivatives was $(633) and $(696) at April 2, 2017 and December 31, 2016, respectively.
The following table sets forth the location and fair values of the Company’s derivative instruments at April 2, 2017 and December 31, 2016:

Description	Balance Sheet Location	April 2, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$1,973	$3,240
Commodity Contracts	Other assets	$209	$527
Commodity Contracts	Accrued expenses and other	$(51)	$(89)
Commodity Contracts	Other liabilities	$(208)	$(42)
Foreign Exchange Contracts	Prepaid expenses	$197	$761
Foreign Exchange Contracts	Accrued expenses and other	$(3,231)	$(946)
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Prepaid expenses	$53	$194
Foreign Exchange Contracts	Accrued expenses and other	$(686)	$(890)
While certain of the Company’s derivative contract arrangements with its counterparties provide for the ability to settle contracts on a net basis, the Company reports its derivative positions on a gross basis. There are no collateral arrangements or requirements in these agreements.

Description

Gain or (Loss) Recognized
The following tables set forth the effect of the Company’s derivative instruments on financial performance for the three months ended April 2, 2017 and April 3, 2016:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships:
Three months ended April 2, 2017
Foreign Exchange Contracts	$(2,692)	Net sales	$1,040	Net sales	$—
		Cost of sales	$(725)
Commodity Contracts	$(1,356)	Cost of sales	$248	Cost of sales	$(335)
Three months ended April 3, 2016
Foreign Exchange Contracts	$2,317	Net sales	$(2,240)	Net sales	$—
		Cost of sales	$1,045
Commodity Contracts	$(1,766)	Cost of sales	$(1,511)	Cost of sales	$110

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Description	Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Derivatives not Designated as Hedging Instruments:
Three months ended April 2, 2017
Foreign Exchange Contracts	Cost of sales	$—
	Selling, general and administrative	$(567)
Three months ended April 3, 2016
Foreign Exchange Contracts	Cost of sales	$—
	Selling, general and administrative	$(498)

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
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	April 2, 2017	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$1,923	$—	$—	$1,923	$—
Foreign exchange contracts	$(3,034)	$—	$—	$(3,034)	$—
Non-hedge derivatives, net:
Foreign exchange contracts	$(633)	$—	$—	$(633)	$—
Deferred compensation plan assets	$364	$—	$364	$—	$—

Description	December 31, 2016	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$3,636	$—	$—	$3,636	$—
Foreign exchange contracts	$(185)	$—	$—	$(185)	$—
Non-hedge derivatives, net:
Foreign exchange contracts	$(696)	$—	$—	$(696)	$—
Deferred compensation plan assets	$349	$—	$349	$—	$—

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
The Company does not currently have any non-financial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company’s financial assets or liabilities are measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the three-month period ended April 2, 2017.

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
The components of net periodic benefit cost include the following:

	Three Months Ended
	April 2, 2017	April 3, 2016
Retirement Plans
Service cost	$4,712	$5,023
Interest cost	14,701	15,326
Expected return on plan assets	(20,838)	(22,044)
Amortization of prior service cost	231	193
Amortization of net actuarial loss	10,168	9,596
Net periodic benefit cost	$8,974	$8,094
Retiree Health and Life Insurance Plans
Service cost	84	85
Interest cost	120	130
Expected return on plan assets	(414)	(404)
Amortization of prior service credit	(127)	(128)
Amortization of net actuarial gain	(155)	(137)
Net periodic benefit income	$(492)	$(454)

The Company made aggregate contributions of $29,491 and $18,690 to its defined benefit retirement and retiree health and life insurance plans during the three months ended April 2, 2017 and April 3, 2016, respectively. The Company anticipates that it will make additional aggregate contributions of approximately $14,000 to its defined benefit retirement and retiree health and life insurance plans over the remainder of 2017.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

In February 2017, the Company initiated a program through which it offered certain terminated vested participants in the U.S. qualified retirement plans the opportunity to receive their benefits early as either a lump sum or an annuity. This population comprises approximately 15% of the projected benefit obligation of these plans. At the close of the election period, approximately 51% of the eligible participants elected to take the early payment. These payments will be distributed from plan assets in May and June 2017. As a result of settling these obligations, the Company expects that it will be required to recognize a non-cash pre-tax settlement charge of approximately $34,000 in the second quarter of 2017.

Sonoco Retirement Contribution (SRC)
The Sonoco Retirement Contribution, which is funded annually in the first quarter, totaled $14,066 during the three months ended April 2, 2017, and $13,352 during the three months ended April 3, 2016. No additional SRC contributions are expected during the remainder of 2017. The Company recognized expense related to the SRC of $3,871 and $3,018 for the quarters ended April 2, 2017 and April 3, 2016, respectively.

Note 11: Income Taxes
The Company’s effective tax rate for the three-month periods ending April 2, 2017 and April 3, 2016 was 32.8%, and 33.2%, respectively. The rates for both of these periods varied from the U.S. statutory rate due primarily to the favorable effect of certain international operations that are subject to tax rates generally lower than the U.S. rate. The 2017 quarter also varied from the statutory rate due to the Company's January 1, 2017, adoption of ASU 2016-09 regarding accounting for share-based compensation, which requires excess tax benefits to be utilized as an offset to tax expense.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, or non-U.S., income tax examinations by tax authorities for years before 2012. With respect to state and local income taxes, the Company is no longer subject to examination for years prior to 2012, with few exceptions. The Company is currently under audit by the Internal Revenue Service for the 2012 and 2013 tax years.
The Company’s reserve for uncertain tax benefits has decreased by approximately $2,400 since December 31, 2016, due to the agreement to settle a prior year's audit. The anticipated payment has been accrued for as a current payable and should be fully settled in the second quarter. The Company has $0 of reserves for uncertain tax benefits for which it believes it is reasonably possible that a resolution may be reached within the next twelve months. Although the Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental, management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis. The Company has operations and pays taxes in many countries outside of the U.S. and taxes on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that loss of those benefits would have a material effect on the Company’s overall effective tax rate.
As previously disclosed, the Company received a draft Notice of Proposed Adjustment (“NOPA”) from the Internal Revenue Service (IRS) in February 2017 proposing an adjustment to income for the 2013 tax year based on the IRS's recharacterization of a distribution of an intercompany note made in 2012, and the subsequent repayment of the note over the course of 2013, as if it were a cash distribution made in 2013. In March 2017, the Company received a draft NOPA proposing penalties of $18,000 associated with the IRS’s recharacterization, as well as an Information Document Request (“IDR”) requesting the Company’s analysis of why such penalties should not apply. The Company responded to this IDR in April 2017.  At the time the distribution was paid in 2012, it was characterized as a dividend to the extent of earnings and profits, with the remainder as a tax free return of basis and taxable capital gain. As the IRS proposes to recharacterize the distribution, the entire distribution would be characterized as a dividend. The incremental tax liability associated with the income adjustment proposed in the NOPA would be approximately $84,000, excluding interest and the previously referenced penalties. Should a final NOPA be issued, the Company intends to file a protest to the proposed deficiency with the IRS, which will cause the matter to be referred to the Appeals Division of the IRS. The Company strongly believes the position of the IRS with regard to this matter is inconsistent with applicable tax laws and existing Treasury

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

regulations, and that the Company's previously reported income tax provision for the year in question is appropriate. However, there can be no assurance that this matter will be resolved in the Company's favor. Regardless of whether the matter is resolved in the Company's favor, the final resolution of this matter could be expensive and time consuming to defend and/or settle. While the Company believes that the amount of tax originally paid with respect to this distribution is correct, and accordingly has not provided additional reserve for tax uncertainty, there is still a possibility that an adverse outcome of the matter could have a material effect on its results of operations and financial condition.

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

SEGMENT FINANCIAL INFORMATION

	Three Months Ended
	April 2, 2017	April 3, 2016
Net sales:
Consumer Packaging	$482,181	$527,338
Display and Packaging	114,635	144,267
Paper and Industrial Converted Products	442,502	423,074
Protective Solutions	133,006	131,597
Consolidated	$1,172,324	$1,226,276
Intersegment sales:
Consumer Packaging	$1,223	$1,332
Display and Packaging	750	497
Paper and Industrial Converted Products	28,373	26,381
Protective Solutions	399	586
Consolidated	$30,745	$28,796
Income before interest and income taxes:
Segment operating profit:
Consumer Packaging	$58,010	$62,865
Display and Packaging	3,183	3,281
Paper and Industrial Converted Products	24,723	33,299
Protective Solutions	10,861	12,026
Restructuring/Asset impairment charges	(4,111)	(9,228)
Other, net	(2,693)	(411)
Consolidated	$89,973	$101,832

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
Fox River
In January 2017, U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, obtained Court approval of a final settlement of cost recovery claims made by Appvion, Inc. for $3,334. The settlement, as well as related legal and professional fees totaling $315, were funded during the first quarter of 2017. As a result of the settlement becoming final, the Company and U.S. Mills have resolved all pending or threatened legal proceedings related to the Fox River matter, as well as any such proceedings known to be contemplated by government authorities.
Spartanburg
In connection with its acquisition of Tegrant in November 2011, the Company identified potential environmental contamination at a site in Spartanburg, South Carolina. The total remediation cost of the Spartanburg site was estimated to be $17,400 at the time of acquisition and an accrual in this amount was recorded on Tegrant’s opening balance sheet. Since the acquisition, the Company has spent a total of $701 on remediation of the Spartanburg site. During previous years, the Company has increased its reserves for this site by a total of $117 in order to reflect its best estimate of what it is likely to pay in order to complete the remediation. At April 2, 2017 and December 31, 2016, the Company's accrual for environmental contingencies related to the Spartanburg site totaled $16,816 and $16,821, respectively. The Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts accrued with respect to this exposure. However, the Company does not believe that the resolution of this matter has a reasonable possibility of having a material adverse effect on the Company's financial statements.

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
Summary
As of April 2, 2017 and December 31, 2016, the Company (and its subsidiaries) had accrued $20,828 and $24,515, respectively, related to environmental contingencies. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets.
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and Directors of Sonoco Products Company:
We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company and its subsidiaries as of April 2, 2017, and the related condensed consolidated statements of income and comprehensive income, and cash flows for the three-month periods ended April 2, 2017 and April 3, 2016. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2016, and the related consolidated statements of income, of comprehensive income, of changes in total equity and of cash flows for the year then ended (not presented herein), and in our report dated March 1, 2017, which included a paragraph describing a change in the manner of accounting for Debt Issuance Costs in the 2016 financial statements, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2016 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
May 3, 2017

SONOCO PRODUCTS COMPANY

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements included in this Quarterly Report on Form 10-Q that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the Company and its representatives may from time to time make other oral or written statements that are also “forward-looking statements.” Words such as “estimate,” “project,” “intend,” “expect,” “believe,” “consider,” “plan,” “strategy,” “opportunity,” “commitment,” “target,” “anticipate,” “objective,” “goal,” “guidance,” “outlook,” “forecast,” “future,” “re-envision,” “assume,” “will,” “would,” “can," “could,” “may,” “might,” “aspires,” “potential,” or the negative thereof, and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding:

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

SONOCO PRODUCTS COMPANY

COMPANY OVERVIEW
Sonoco is a leading provider of consumer packaging, industrial products, protective packaging and packaging supply chain services, with approximately 323 locations in 33 countries.
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
First Quarter 2017 Compared with First Quarter 2016
RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES
Measures calculated and presented in accordance with generally accepted accounting principles are referred to as GAAP financial measures. The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for each of the periods presented. These non-GAAP financial measures (referred to as “Base”) are the GAAP measures adjusted to exclude (dependent upon the applicable period) restructuring charges, asset impairment charges, acquisition charges, specifically identified tax adjustments and certain other items, if any, the exclusion of which the Company believes improves comparability and analysis of the underlying financial performance of the business. More information about the Company's use of Non-GAAP financial measures is provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 under Item 7 - "Management's discussion and analysis of financial condition and results of operations," under the heading "Use of non-GAAP financial measures."

	For the three months ended April 2, 2017
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Income before interest and income taxes	$89,973	$4,111	$2,693	$96,777
Interest expense, net	12,058	—	—	12,058
Income before income taxes	77,915	4,111	2,693	84,719
Provision for income taxes	25,539	1,298	(641)	26,196
Income before equity in earnings of affiliates	52,376	2,813	3,334	58,523
Equity in earnings of affiliates, net of tax	1,954	—	—	1,954
Net income	54,330	2,813	3,334	60,477
Net (income) attributable to noncontrolling interests	(597)	(2)	—	(599)
Net income attributable to Sonoco	$53,733	$2,811	$3,334	$59,878
Per diluted common share	$0.53	$0.03	$0.03	$0.59
(1)Consists primarily of acquisition-related costs, partially offset by insurance settlement gains. Also includes net tax charges totaling $1,434 primarily related to the settlement of a tax audit in Canada.

SONOCO PRODUCTS COMPANY

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
(1) Consists primarily of acquisition-related costs.

RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended April 2, 2017 versus the three months ended April 3, 2016.
OVERVIEW
Net sales for the first quarter of 2017 decreased 4.4% to $1,172 million, compared with $1,226 million in the same period last year. The decline in sales was the result of previously disclosed divestitures, the most significant of which was the Company's rigid plastic blowmolding operations. Additionally, lower volumes, especially in global rigid paper containers, contributed to the lower year-over-year sales. These factors were somewhat offset by increased sales prices and sales from acquisitions. Sales price increases primarily reflect higher raw material costs, a portion of which the Company was able to pass on to customers.
Net income attributable to Sonoco for the first quarter of 2017 decreased 10.3% to $53.7 million, compared to $59.9 million reported for the same period of 2016. Current quarter net income includes after-tax restructuring and asset impairment charges of $2.8 million and other after-tax, non-base charges totaling $3.3 million. These other charges consist primarily of acquisition-related costs and the settlement of a tax audit in Canada, partially offset by insurance settlement gains. Results for the first quarter of 2016 include after-tax restructuring and asset impairment charges of $6.3 million, and after-tax acquisition-related costs of $0.3 million. Adjusted for these items, base net income attributable to Sonoco (base earnings) decreased 10.0% to $59.9 million, $0.59 per diluted share, in the first quarter of 2017 from $66.5 million, $0.65 per diluted share, in 2016.
The lower first quarter 2017 earnings were the result of volume declines and unfavorable product mix, particularly in global rigid paper containers and retail packaging and fulfillment, and negative price/cost impact in the Company's Paper and Industrial Converted Products segment as the Company was able to recover only a portion of the steep increases in old corrugated containers (OCC) prices experienced during this year's first quarter due largely to the timing of contract resets with its customers. The divestiture of the Company's rigid plastic blowmolding operations in November 2016 also contributed to the lower year-over-year quarterly earnings. These factors were partially offset by fixed-cost productivity and lower management incentive costs.

SONOCO PRODUCTS COMPANY

OPERATING REVENUE
Net sales for the first quarter of 2017 decreased $54 million from the prior-year quarter.
The components of the sales change were:

($ in millions)
Volume/mix	$(29)
Selling prices	33
Acquisitions and Divestitures	(34)
Foreign currency translation and other, net	(24)

Total sales decrease	$(54)

In order to enhance the meaningfulness of reported changes in volume/mix, an $18 million reduction in packaging center sales resulting from changes in the level of activity, primarily from the previously reported loss of contract packaging business in Irapuato, Mexico, is classified above as "other" due to the low/inconsistent correlation that typically exists between changes in revenue and operating profit in our packaging center operations.

COSTS AND EXPENSES
The gross profit margin percentage declined to 18.8% this quarter compared to 20.0% in the prior-year quarter. The 121 basis point decline in gross profit margin was largely attributable to a negative price/cost relationship (the relationship of the change in sales prices to the change in costs of materials, energy and freight) in the Company's Paper and Industrial Converted Products segment. The negative price/cost relationship resulted primarily from a steep increase in OCC prices experienced during the first quarter of 2017 as the Company was able to recover only a portion of the higher costs due largely to the timing of contract resets with its customers. The translation impact of a stronger dollar lowered reported cost of goods sold by approximately $8 million compared to the first quarter of 2016.
First-quarter selling, general and administrative ("SG&A") costs decreased $8.1 million, or 6.0%, from the prior year's quarter. This decrease was driven by the previously mentioned dispositions, net of acquisitions, fixed cost reductions, lower management incentive costs and the impact of foreign currency translation. These factors were partially offset by increased legal and professional fees related to acquisitions and potential acquisitions as well as higher wages.
Current quarter restructuring costs and asset impairment charges totaled $4.1 million compared with $9.2 million in the same period last year. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Net interest expense for the first quarter decreased to $12.1 million, compared with $13.8 million during the first quarter of 2016. The decrease was due to lower year-over-year average daily debt levels.
The effective tax rate on GAAP and base earnings in the first quarter of 2017 was 32.8% and 30.9%, respectively, compared with 33.2% and 33.0%, respectively, for last year's quarter. The year-over-year decrease in the GAAP and base rates was primarily due to the adoption of FASB Accounting Standards Update 2016-9 regarding accounting for share-based compensation, which requires excess tax benefits to be utilized as an offset to tax expense. The Company adopted ASU 2016-09 effective January 1, 2017 using the prospective method. The decrease in the GAAP rate was less than the change in the base rate due to expenses related to the settlement of an audit in Canada, a non-base item.

SONOCO PRODUCTS COMPANY

REPORTABLE SEGMENTS
The following table recaps net sales for the first quarters of 2017 and 2016 ($ in thousands):

	Three Months Ended
	April 2, 2017	April 3, 2016	% Change
Net sales:
Consumer Packaging	$482,181	$527,338	(8.6)%
Display and Packaging	114,635	144,267	(20.5)%
Paper and Industrial Converted Products	442,502	423,074	4.6%
Protective Solutions	133,006	131,597	1.1%
Consolidated	$1,172,324	$1,226,276	(4.4)%
Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Three Months Ended
	April 2, 2017	April 3, 2016	% Change
Income before interest and income taxes:
Segment operating profit:
Consumer Packaging	$58,010	$62,865	(7.7)%
Display and Packaging	3,183	3,281	(3.0)%
Paper and Industrial Converted Products	24,723	33,299	(25.8)%
Protective Solutions	10,861	12,026	(9.7)%
Restructuring/Asset impairment charges	(4,111)	(9,228)	(55.5)%
Other, net	(2,693)	(411)
Consolidated	$89,973	$101,832	(11.6)%

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the first quarters of 2017 and 2016 ($ in thousands):

	Three Months Ended
	April 2, 2017	April 3, 2016
Restructuring/Asset impairment charges:
Consumer Packaging	$1,100	$3,012
Display and Packaging	501	1,382
Paper and Industrial Converted Products	1,894	3,032
Protective Solutions	153	373
Corporate	463	1,429
Total	$4,111	$9,228
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
Segment sales decreased 8.6% from the prior year's quarter due to the divestiture of the Company's rigid plastic blowmolding operations, lower volumes and the negative impact of foreign currency translation from a stronger U.S. dollar year over year. These factors were partially offset by sales from acquired businesses and modest sales price increases.
Segment operating profit decreased 7.7% from the prior year's quarter due to the divestiture of the Company's rigid plastic blowmolding operations and lower composite can volume in Europe and North America. In addition, results were negatively impacted by higher labor, maintenance, and other operating expenses. These negative factors were partially offset by a favorable price/cost relationship and fixed-cost productivity.

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
Reported sales for the quarter were down 20.5% compared to last year’s quarter due primarily to the previously disclosed discontinuation of the Company’s contract packaging business in Irapuato, Mexico. Lower volumes in our domestic displays and retail security packaging businesses and foreign currency translation also negatively impacted year-over-year sales.
Segment operating profit decreased $0.1 million, or 3.0%, from the prior year's quarter due to lower volume/mix in domestic display and retail packaging, which was mostly offset by fixed-cost productivity.
Paper and Industrial Converted Products
The Paper and Industrial Converted Products segment includes the following products: paperboard tubes and cores; fiber-based construction tubes and forms; wooden, metal and composite wire and cable reels and spools; and recycled paperboard, linerboard, corrugating medium, recovered paper and material recycling services.
Reported segment sales increased approximately 4.6% as higher recovered paper prices more than offset the impacts of the divestiture of a paperboard mill in France and foreign currency translation.
Operating profit decreased 25.8% as the average price for OCC in the Company's U.S. and Canada operations increased nearly 90 percent from the prior year's quarter, resulting in a significant negative price/cost relationship as the Company was able to recover only a portion of the higher costs due largely to the timing of contract resets with its customers. Additionally, higher labor, maintenance, and other operating expenses decreased quarter-over-quarter operating profit. The Company expects the segment's margins to improve from first-quarter levels as it anticipates being able to more fully recover the higher raw material costs through scheduled contract resets and announced price adjustments.
Although the Company's corrugating medium operation continues to be a significant drag on segment profitability, results were essentially flat year over year. This operation, which consists of only one machine, has been and continues to be under pressure due to market supply in North America exceeding demand. As a result, larger competitors have moved to sell their excess capacity in the export market, which is a key target market for the Company. This has resulted in lower prices and reduced volume for our corrugating medium operation. Management is seeking both near and long-term solutions including, but not limited to, modified run schedules, targeted cost reductions, strategic partnerships, and potential closure of the operation.
Protective Solutions
The Protective Solutions segment includes the following products: custom-engineered, paperboard-based and expanded foam protective packaging and components; and temperature-assured packaging.
Segment sales for the quarter were up 1.1% year over year as sales from acquisitions were partially offset by unfavorable changes in volume/mix.

SONOCO PRODUCTS COMPANY

Operating profits decreased 9.7% on unfavorable changes in volume/mix and a negative price/cost relationship. These were partially offset by fixed-cost productivity improvements.
OTHER ITEMS
Critical Accounting Policies and Estimates
Income taxes
As previously disclosed, the Company received a draft Notice of Proposed Adjustment (“NOPA”) from the Internal Revenue Service (IRS) in February 2017 proposing an adjustment to income for the 2013 tax year based on the IRS's recharacterization of a distribution of an intercompany note made in 2012, and the subsequent repayment of the note over the course of 2013, as if it were a cash distribution made in 2013. In March 2017, the Company received a draft NOPA proposing penalties of $18.0 million associated with the IRS’s recharacterization, as well as an Information Document Request (“IDR”) requesting the Company’s analysis of why such penalties should not apply. The Company responded to this IDR in April 2017.  At the time of the distribution in 2012, it was characterized as a dividend to the extent of earnings and profits, with the remainder as a tax free return of basis and taxable capital gain. As the IRS proposes to recharacterize the distribution, the entire distribution would be characterized as a dividend. The incremental tax liability associated with the income adjustment proposed in the NOPA would be approximately $84.0 million, excluding interest and the previously referenced penalties. Should a final NOPA be issued, the Company intends to file a protest to the proposed deficiency with the IRS, which will cause the matter to be referred to the Appeals Division of the IRS. The Company strongly believes the position of the IRS with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that the Company's previously reported income tax provision for the year in question is appropriate. However, there can be no assurance that this matter will be resolved in the Company's favor. Regardless of whether the matter is resolved in the Company's favor, the final resolution of this matter could be expensive and time consuming to defend and/or settle. While the Company believes that the amount of tax originally paid with respect to this distribution is correct, and accordingly has not provided additional reserve for tax uncertainty, there is still a possibility that an adverse outcome of the matter could have a material effect on its results of operations and financial condition.
Pension and postretirement benefit plans
In February 2017, the Company initiated a program through which it offered certain terminated vested participants in the U.S. qualified retirement plans the opportunity to receive their benefits early as either a lump sum or an annuity. This population comprises approximately 15% of the projected benefit obligation of these plans. At the close of the election period, approximately 51% of the eligible participants elected to take the early payment. These payments will be distributed from plan assets in May and June 2017. As a result of settling these obligations, the Company expects that it will recognize a non-cash pre-tax settlement charge of approximately $34.0 million in the second quarter of 2017.

Financial Position, Liquidity and Capital Resources
Cash flows provided by operations totaled $67.4 million in the three months ended April 2, 2017 compared with $66.4 million during the same period last year, an increase of $1.0 million. The year-over-year decrease in net income of $5.9 million was more than compensated for by comparatively positive changes in working capital, offset by higher net income tax payments, increased pension contributions and other changes in asset and liabilities.
Although the first quarter of both 2016 and 2017 saw increased rates of business activity following seasonal year-end slow downs, working capital changes consumed significantly more cash in the prior-year quarter. Trade accounts receivable consumed less cash in the current quarter compared to the prior-year quarter, reflecting improved collection activity, including higher levels of marginally-past-due balances at December 31, 2016 collected during the current-year quarter. As a result, there was a $31.6 million smaller quarterly increase in receivables year over year. Increases in inventories consumed $9.8 million in the first quarter 2017 compared with $11.2 million consumed in the same period last year. These increases are commensurate with increased business activity from their respective year-ends. Trade accounts payable provided $14.7 million of cash in the three months ended April 2, 2017 compared with consuming $17.2 million in the same period last year. Although the first quarter of both 2016 and 2017 saw increased rates of business activity following seasonal year-end slow downs, higher levels of deferred payments at December 31, 2015 that were subsequently paid in the first quarter of 2016 were a primary contributor to the year-over-year difference in the cash flow impact.
Reductions in accrued expenses used $11.6 million of cash in the three months ended April 2, 2017 compared with using $6.2 million in the same period last year. The increased use of cash of $5.4 million is primarily due to final settlement of

SONOCO PRODUCTS COMPANY

environmental claims related to Fox River and the timing of payments for restructuring, payroll, and payroll-related taxes and withholdings. Changes in deferred taxes as well as other income tax related items consumed $18.4 million more cash year-over-year. The increased consumption in the current quarter is the result of additional cash paid for taxes year over year, as well as a lower federal refund of prior-year over-payments. Changes in prepaid expenses decreased operating cash flow $5.7 million year-over-year due primarily to timing of payments. Changes in other assets and liabilities used $14.8 million of additional cash in 2017 compared to 2016, largely attributable to the collection of miscellaneous receivables in the first quarter 2016 that were outstanding at the end of 2015. Similar miscellaneous receivable items were not outstanding at the end of 2016. Higher year-over-year contributions to the Company's pension and postretirement plans decreased operating cash flow by a total of $11.5 million in the three months ended April 2, 2017 from the same period last year.
Cash used in investing activities was $270.3 million in the three months ended April 2, 2017, compared with $53.0 million in the same period last year. The $217.2 million increase in the net use of cash is due largely to the current-quarter acquisition of Packaging Holdings, Inc. for $221.4 million and a year-over-year reduction in proceeds from the sale of assets of $1.1 million. Purchases of property, plant, and equipment were $5.2 million lower year-over-year due largely to normal periodic fluctuations in the timing and level of capital investment activity. Capital spending for the remainder of 2017 is expected to total approximately $140 million. The Company is continuing to explore strategic acquisition opportunities which may result in the use of additional cash. Given the nature of acquisitions, the timing and amounts of such utilization are not predictable. The Company expects that acquisitions requiring funding in excess of cash on hand would be financed using available borrowing capacity.
Cash provided by financing activities totaled $154.0 million in the three months ended April 2, 2017, $194.0 million more than the $40.0 million use of cash in the same period last year. Outstanding debt was $1,253.9 million at April 2, 2017 compared with $1,052.7 million at December 31, 2016. Net debt borrowings provided $193.7 million during the three months ended April 2, 2017, including a $150 million term loan used to fund the Packaging Holdings acquisition and $41.0 million in commercial paper. The Company paid cash dividends of $36.8 million during the three months ended April 2, 2017, an increase of $1.4 million over the same period last year.
The Company operates a $350 million commercial paper program, supported by a bank credit facility of the same amount. The revolving bank credit facility is committed through October 2019. There was $41.0 million and $0 commercial paper outstanding at April 2, 2017 and December 31, 2016, respectfully. On March 13, 2017, the Company entered into a $150 million unsecured three-year fixed-rate assignable loan agreement the proceeds from which were used to fund the acquisition of Packaging Holdings.
Cash and cash equivalents totaled $212.8 million and $257.2 million at April 2, 2017 and December 31, 2016, respectively. Of these totals, $184 million and $175 million, respectively, were held outside of the United States by the Company’s foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. Under current law, cash repatriated to the United States is subject to federal income taxes, less applicable foreign tax credits. Because the Company has domestic liquidity through a combination of on-going operating cash flow and access to bank and capital markets borrowings, it has generally considered its offshore cash balances to be indefinitely invested outside the United States and the Company currently has no plans to repatriate any of these cash balances. Accordingly, as of April 2, 2017, the Company is not providing for any deferred tax liability on the foreign earnings associated with these balances. However, if any such balances were to be repatriated, additional income tax payments could result. Computation of the potential deferred tax liability associated with unremitted earnings deemed to be indefinitely reinvested is not practicable.
The Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because the bank maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its subsidiaries favorable interest terms on both. During the three months ended April 2, 2017, the Company reported a net increase in cash and cash equivalents of $4.4 million due to a weaker U.S. dollar relative to certain foreign currencies, most notably the Brazilian real, Mexican peso and the euro.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires the Company to maintain a minimum level of interest coverage, and a minimum level of net worth, as defined in the agreements. As of April 2, 2017, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.

SONOCO PRODUCTS COMPANY

The Company anticipates making additional contributions to its pension and postretirement plans of approximately $14 million during the remainder of 2017, which would result in total 2017 contributions of approximately $57 million. Future funding requirements beyond the current year will vary depending largely on actual investment returns, future actuarial assumptions, and legislative actions.
Fair Value Measurements, Foreign Exchange Exposure and Risk Management
Certain assets and liabilities are reported in the Company’s financial statements at fair value, the fluctuation of which can impact the Company’s financial position and results of operations. Items reported by the Company at fair value on a recurring basis include derivative contracts and pension and deferred compensation related assets. The valuation of the vast majority of these items is based either on quoted prices in active and accessible markets or on other observable inputs.
As a result of operating globally, the Company is exposed to changes in foreign exchange rates. The exposure is well diversified, as the Company’s operations are located throughout the world, and the Company generally sells in the same countries where it produces with both revenue and costs transacted in the local currency. The Company monitors these exposures and may use traditional currency swaps and forward exchange contracts to hedge a portion of forecasted transactions that are denominated in foreign currencies, foreign currency assets and liabilities or net investment in foreign subsidiaries. The Company’s foreign operations are exposed to political, geopolitical and cultural risks, but the risks are mitigated by diversification and the relative stability of the countries in which the Company has significant operations.
Prior to July 1, 2015, the Company used Venezuela's official exchange rate to report the results of its operations in Venezuela. As a result of significant inflationary increases, and to avoid distortion of its consolidated results from translation of its Venezuelan operations, the Company concluded that it was an appropriate time to begin translating its Venezuelan operations at an alternative exchange rate. Accordingly, effective July 1, 2015, the Company began translating its Venezuelan operating results and all monetary assets and liabilities in Venezuela using the alternative rate known as the SIMADI rate (replaced in 2016 by the DICOM rate). At April 2, 2017, the carrying value of the Company's net investment in its Venezuelan operations was approximately $2.8 million. In addition, at April 2, 2017, the Company's Accumulated Other Comprehensive Loss included a translation loss of $3.8 million related to its Venezuelan operations which would need to be reclassified to net income in the event of a complete exit of the business or a deconsolidation of these operations.
At April 2, 2017, the Company had commodity contracts outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. The total net fair market value of these instruments was a favorable position of $1.9 million and $3.6 million at at April 2, 2017 and December 31, 2016, respectively. Natural gas and aluminum hedge contracts covering an equivalent of 8.3 MMBTUs and 3,629 metric tons, respectively, were outstanding at April 2, 2017. Additionally, the Company had various currency contracts outstanding to fix the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments was a net unfavorable position of $(3.0) million at April 2, 2017, compared with a net unfavorable position of $(0.2) million at December 31, 2016. These contracts qualify as cash flow hedges and mature within twelve months of their respective reporting dates.
In addition, at April 2, 2017, the Company had various currency contracts outstanding to fix the exchange rate on certain foreign currency assets and liabilities. Although placed as an economic hedge, the Company does not apply hedge accounting to these contracts. The fair value of these currency contracts was a net unfavorable position of $(0.6) million at April 2, 2017 and $(0.7) million at December 31, 2016.
At April 2, 2017, the U.S. dollar had weakened against most of the functional currencies of the Company's foreign operations compared to December 31, 2016, resulting in a translation gain of $30.2 million being recorded in accumulated other comprehensive loss during the three months ended April 2, 2017.

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
Information about the Company’s exposure to market risk is discussed under Part I, Item 2 in this report and was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission on March 1, 2017. There have been no other material quantitative or qualitative changes in market risk exposure since the date of that filing.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation, of our management, including our Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, ("the Exchange Act") of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of April 2, 2017, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting occurring during the three months ended April 2, 2017, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

SONOCO PRODUCTS COMPANY

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Information with respect to legal proceedings and other exposures appears in Part I - Item 3 - “Legal Proceedings” and Part II - Item 8 - “Financial Statements and Supplementary Data” (Note 14 - “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and in Part I - Item 1 - “Financial Statements” (Note 13 - “Commitments and Contingencies”) of this report.
Environmental Matters
The Company has been named as a potentially responsible party (PRP) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company's liability, if any, is shared with such other parties, but the Company's share has not been finally determined in most cases. In some cases, the Company has cost-sharing arrangements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued at April 2, 2017, cannot be determined. As of April 2, 2017 and December 31, 2016, the Company had accrued $20.8 million and $24.5 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.

Fox River
In January 2017, U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, obtained Court approval of a final settlement of cost recovery claims made by Appvion, Inc. for $3.3 million. The settlement, as well as related legal and professional fees totaling $0.3 million, were funded during the first quarter of 2017. As a result of the settlement becoming final, the Company and U.S. Mills have resolved all pending or threatened legal proceedings related to the Fox River matter, as well as any such proceedings known to be contemplated by government authorities.

Other legal matters
Additional information regarding legal proceedings is provided in Note 13 to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

SONOCO PRODUCTS COMPANY

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs[2]
1/01/17 - 2/05/17	9,494	$53.57	—	2,969,611
2/06/17 - 3/05/17	93,507	$52.75	—	2,969,611
3/06/17 - 4/02/17	1,810	$53.77	—	2,969,611
Total	104,811	$52.84	—	2,969,611

1
A total of 104,811 common shares were repurchased in the first quarter of 2017 related to shares withheld to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These shares were not repurchased as part of a publicly announced plan or program.

2
On February 10, 2016, the Company's Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company's common stock. A total of 2,030,389 shares were repurchased under this authorization during 2016 at a cost of $100.0 million. No shares were repurchased during the three-month period ended April 2, 2017. Accordingly, a total of 2,969,611 shares remain available for repurchase at April 2, 2017.

Item 6.	Exhibits.

10.	Three-year Term Loan Agreement dated March 13, 2017 between the Registrant and Bank of America, N.A.

15.	Letter re: unaudited interim financial information

31.	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

101.
The following materials from Sonoco Products Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 2, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Income for the three months ended April 2, 2017 and April 3, 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 2, 2017 and April 3, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended April 2, 2017 and April 3, 2016, and (v) Notes to Condensed Consolidated Financial Statements.

SONOCO PRODUCTS COMPANY

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date:	May 3, 2017	By:	/s/ Barry L. Saunders
Barry L. Saunders
Senior Vice President and Chief Financial Officer
(principal financial officer)

/s/ James W. Kirkland
James W. Kirkland
Corporate Controller
(principal accounting officer)

SONOCO PRODUCTS COMPANY

EXHIBIT INDEX

Exhibit Number	Description
10	Three-year Term Loan Agreement dated March 13, 2017 between the Registrant and Bank of America, N.A.

15	Letter re: unaudited interim financial information

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

101
The following materials from Sonoco Products Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 2, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Income for the three months ended April 2, 2017 and April 3, 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 2, 2017 and April 3, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended April 2, 2017 and April 3, 2016, and (v) Notes to Condensed Consolidated Financial Statements.