Form 10-Q
period 2017-07-02
SONOCO PRODUCTS CO
filed 2017-08-02
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at July 20, 2017:
Common stock, no par value: 99,396,334

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	July 2, 2017	December 31, 2016*
Assets
Current Assets
Cash and cash equivalents	$207,591	$257,226
Trade accounts receivable, net of allowances	716,312	625,411
Other receivables	41,179	43,553
Inventories:
Finished and in process	177,923	127,446
Materials and supplies	261,430	245,368
Prepaid expenses	60,542	49,764
	1,464,977	1,348,768
Property, Plant and Equipment, Net	1,150,990	1,060,017
Goodwill	1,177,563	1,092,215
Other Intangible Assets, Net	274,319	224,958
Deferred Income Taxes	51,526	42,130
Other Assets	173,368	155,115
Total Assets	$4,292,743	$3,923,203
Liabilities and Equity
Current Liabilities
Payable to suppliers	$525,816	$477,831
Accrued expenses and other	252,537	273,996
Notes payable and current portion of long-term debt	117,064	32,045
Accrued taxes	10,690	18,744
	906,107	802,616
Long-term Debt, Net of Current Portion	1,190,646	1,020,698
Pension and Other Postretirement Benefits	398,251	447,339
Deferred Income Taxes	76,967	59,753
Other Liabilities	38,980	38,092
Commitments and Contingencies
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 99,396 and 99,193 shares issued and outstanding at July 2, 2017 and December 31, 2016, respectively	7,175	7,175
Capital in excess of stated value	322,045	321,050
Accumulated other comprehensive loss	(633,996)	(738,380)
Retained earnings	1,962,571	1,942,513
Total Sonoco Shareholders’ Equity	1,657,795	1,532,358
Noncontrolling Interests	23,997	22,347
Total Equity	1,681,792	1,554,705
Total Liabilities and Equity	$4,292,743	$3,923,203

*
The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Net sales	$1,240,674	$1,205,680	$2,412,998	$2,431,956
Cost of sales	1,004,799	963,667	1,956,901	1,944,690
Gross profit	235,875	242,013	456,097	487,266
Selling, general and administrative expenses	157,208	126,611	283,346	260,804
Restructuring/Asset impairment charges	7,897	23,278	12,008	32,506
Income before interest and income taxes	70,770	92,124	160,743	193,956
Interest expense	13,823	14,092	26,908	28,281
Interest income	1,031	548	2,058	950
Income before income taxes	57,978	78,580	135,893	166,625
Provision for income taxes	17,167	24,790	42,706	53,984
Income before equity in earnings of affiliates	40,811	53,790	93,187	112,641
Equity in earnings of affiliates, net of tax	2,845	2,928	4,799	4,267
Net income	$43,656	$56,718	$97,986	$116,908
Net (income) attributable to noncontrolling interests	(531)	(466)	(1,128)	(742)
Net income attributable to Sonoco	$43,125	$56,252	$96,858	$116,166
Weighted average common shares outstanding:
Basic	100,258	101,281	100,184	101,514
Diluted	100,717	101,873	100,849	102,148
Per common share:
Net income attributable to Sonoco:
Basic	$0.43	$0.56	$0.97	$1.14
Diluted	$0.43	$0.55	$0.96	$1.14
Cash dividends	$0.39	$0.37	$0.76	$0.72
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Net income	$43,656	$56,718	$97,986	$116,908
Other comprehensive income/(loss):
Foreign currency translation adjustments	29,526	(17,389)	60,362	13,439
Changes in defined benefit plans, net of tax	36,711	3,006	48,010	8,954
Changes in derivative financial instruments, net of tax	(518)	2,722	(3,467)	4,622
Other comprehensive income/(loss)	65,719	(11,661)	104,905	27,015
Comprehensive income	109,375	45,057	202,891	143,923
Net (income) attributable to noncontrolling interests	(531)	(466)	(1,128)	(742)
Other comprehensive loss (income) attributable to noncontrolling interests	159	(726)	(521)	(2,138)
Comprehensive income attributable to Sonoco	$109,003	$43,865	$201,242	$141,043
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended
	July 2, 2017	July 3, 2016
Cash Flows from Operating Activities:
Net income	$97,986	$116,908
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	1,486	4,199
Depreciation, depletion and amortization	103,649	105,530
Share-based compensation expense	5,682	9,665
Equity in earnings of affiliates	(4,799)	(4,267)
Cash dividends from affiliated companies	2,685	4,575
Net loss on disposition of assets	285	11,291
Pension and postretirement plan expense	55,160	22,244
Pension and postretirement plan contributions	(48,511)	(35,647)
Tax effect of share-based compensation exercises	—	1,290
Excess tax benefit of share-based compensation	—	(1,331)
Net (decrease)/increase in deferred taxes	(9,487)	3,613
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Trade accounts receivable	(55,138)	(40,357)
Inventories	(12,795)	(15,998)
Payable to suppliers	11,884	(7,669)
Prepaid expenses	(5,258)	1,377
Accrued expenses	(29,289)	(8,489)
Income taxes payable and other income tax items	(13,089)	12,197
Other assets and liabilities	3,831	6,918
Net cash provided by operating activities	104,282	186,049
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(98,819)	(98,774)
Cost of acquisitions, net of cash acquired	(217,489)	(863)
Cash paid for disposition of assets	—	(8,436)
Proceeds from the sale of assets	1,973	3,594
Investment in affiliates and other, net	268	169
Net cash used in investing activities	(314,067)	(104,310)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	180,363	186,926
Principal repayment of debt	(34,461)	(248,817)
Net change in commercial paper	87,000	14,000
Net increase in outstanding checks	1,195	5,255
Excess tax benefit of share-based compensation	—	1,331
Cash dividends	(75,604)	(72,679)
Shares acquired	(5,884)	(42,125)
Shares issued	—	632
Net cash provided by/(used in) financing activities	152,609	(155,477)
Effects of Exchange Rate Changes on Cash	7,541	(948)
Net Decrease in Cash and Cash Equivalents	(49,635)	(74,686)
Cash and cash equivalents at beginning of period	257,226	182,434
Cash and cash equivalents at end of period	$207,591	$107,748
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 1: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three and six months ended July 2, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
With respect to the unaudited condensed consolidated financial information of the Company for the three- and six-month periods ended July 2, 2017 and July 3, 2016 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 2, 2017 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Note 2: New Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires an employer to report service cost in the same line item as other compensation costs arising from employees during the period. The other components of net benefit cost as defined are required to be presented separately from the service cost component and outside a subtotal of income from operations, if one is presented, or disclosed. This update also allows only the service cost component to be eligible for capitalization when applicable and is effective for periods beginning after December 15, 2017. The amendments should be applied retrospectively for the presentation of the components of net benefit cost in the income statement and prospectively for the capitalization of the service cost component. The Company does not expect the implementation of ASU 2017-07 to have a material effect on its consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which impacts several aspects of the accounting for share-based payment transactions, including among others, the classification of excess tax benefits in the statements of income and cash flows and accounting for forfeitures. The Company's adoption of this update effective January 1, 2017 resulted in the recognition of $1,667 of excess tax benefits in the income statement during the six-month period ended July 2, 2017. In accordance with the provisions of this ASU,

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

excess tax benefits have also been recognized on a prospective basis within the operating section of the consolidated statement of cash flows for the six-month period ended July 2, 2017, rather than the financing section. Pursuant to adoption of the new ASU, the Company recorded a cumulative charge to retained earnings of $318 for the elimination of estimated forfeitures associated with the Company's share-based compensation. The Company has elected to recognize forfeitures prospectively as they occur beginning January 1, 2017.
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
In February 2016, the FASB issued ASU 2016-02, "Leases" which changes accounting for leases and requires lessees to recognize the assets and liabilities arising from all leases, including those classified as operating leases under previous accounting guidance on the balance sheet and requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. The accounting for lessors does not fundamentally change except for changes to conform and align guidance to the lessee guidance. The guidance is effective for reporting periods beginning after December 15, 2018, including interim periods within those fiscal years and requires retrospective application. The Company is still assessing the impact of ASU 2016-02 on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, "Revenue From Contracts With Customers," which changes the definitions/criteria used to determine when revenue should be recognized from being based on risks and rewards to being based on control. Among other changes, ASU 2014-09 changes the manner in which variable consideration is recognized, requires recognition of the time value of money when payment terms exceed one year, provides clarification on accounting for contract costs, and expands disclosure requirements. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017.  Although the Company will not complete its final assessment and quantification of the impact of ASU 2014-09 on its consolidated financial statements until adoption, it expects the adoption to have the effect of accelerating the timing of revenue recognition compared to current standards for those arrangements under which the Company is producing customer-specific products without alternative use and would be entitled to payment for work completed, including a reasonable margin. The Company is still in the process of developing an estimate of the impact of the transition adjustment on its consolidated financial statements. The Company plans to adopt ASU 2014-09 in the first quarter of fiscal 2018 following the modified retrospective transition method.
During the three- and six-month periods ended July 2, 2017, there have been no other newly issued nor newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements. Further, at July 2, 2017, there were no other pronouncements pending adoption that are expected to have a material impact on the Company’s consolidated financial statements.

Note 3: Acquisitions
On March 14, 2017, the Company completed the acquisition of Packaging Holdings, Inc. and subsidiaries, including Peninsula Packaging LLC ("Packaging Holdings"), for $217,489, net of cash acquired. Final consideration will be subject to a working capital adjustment. Packaging Holdings manufactures thermoformed packaging for a wide range of whole fresh fruits, pre-cut fruits and produce, prepared salad mixes, as well as baked goods in retail supermarkets from five manufacturing facilities, including four in the United States and one in Mexico. The Company financed the transaction with a combination of cash and borrowings from a $150,000, three-year term loan.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The fair values of the assets acquired and liabilities assumed in connection with the acquisition of Packaging Holdings are as follows:

Trade accounts receivable	$14,142
Inventories	42,924
Property, plant and equipment	53,787
Goodwill	67,951
Other intangible assets	61,490
Trade accounts payable	(22,286)
Other net tangible assets /(liabilities)	(519)
Net assets	$217,489

As the acquisition of Packaging Holdings was completed near the end of the first quarter, the allocation of the purchase price reported in the Company's Quarterly Report on Form 10-Q for the period ended April 2, 2017, was based on provisional estimates of the fair value of the tangible and intangible assets acquired and liabilities assumed. During the second quarter of 2017, the Company continued to finalize its valuations of certain assets and liabilities based on new information obtained about facts and circumstances that existed as of the acquisition date. Management is continuing to finalize its valuation of certain assets and liabilities including, but not limited to: inventory; property, plant and equipment; other intangible assets; deferred income taxes; and capital leases. Management expects to complete its valuations in the third quarter of 2017. Factors comprising goodwill, of which approximately $30,500 is expected to be deductible for income tax purposes, include increased access to certain markets as well as the value of the assembled workforce. Packaging Holding's financial results are included in the Company's Consumer Packaging segment and the business will operate as the Peninsula brand of thermoformed packaging products within the Company's global plastics division.
The Company has accounted for this acquisition as a business combination under the acquisition method of accounting, in accordance with the business combinations subtopic of the Accounting Standards Codification and has included its results of operations in the Company’s Condensed Consolidated Statements of Income from the date of acquisition. The Company does not believe the Packaging Holdings acquisition is an individually material transaction subject to the supplemental pro-forma information required by ASC 805. Accordingly, this information is not presented herein.
On July 24, 2017, subsequent to quarter end, the Company completed the acquisition of Clear Lam Packaging, Inc. ("Clear Lam"), a manufacturer of flexible and forming plastic packaging films with production facilities in Elk Grove Village, IL. and Nanjing, China, for approximately $170,000 in cash. Clear Lam manufacturers high barrier flexible and forming films used to package a variety of products for consumer packaged goods companies, retailers and other industrial manufacturers, with a focus on structures used for perishable foods. The Company financed the transaction with a combination of borrowings from a new term loan and available short-term credit facilities.
During the six-month period ended July 2, 2017, the Company updated its valuations of the assets and liabilities acquired in conjunction with the 2016 acquisitions of Plastic Packaging Inc. (“PPI”) and Laminar Medica (“Laminar”) based on information obtained about facts and circumstances that existed as of their respective acquisition dates. As a result, measurement period adjustments were made to the previously disclosed provisional fair values of PPI's net assets that increased identifiable intangibles by $1,400, increased property, plant and equipment by $400, increased the deferred tax liability by $1,085, and decreased goodwill by $715.  The measurement period adjustments to the previously disclosed provisional fair values of Laminar's net assets increased goodwill by $161 and decreased property, plant and equipment by $161.
Acquisition-related costs of $945 and $822 were incurred during the three months ended July 2, 2017 and July 3, 2016, respectively, and $5,270 and $1,148 during the six months ended July 2, 2017 and July 3, 2016, respectively. Acquisition-related costs consist primarily of legal and professional fees and are included in "Selling, general and administrative expenses" in the Company's Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 4: Shareholders' Equity
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share (dollars and shares in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Numerator:
Net income attributable to Sonoco	$43,125	$56,252	$96,858	$116,166
Denominator:
Weighted average common shares outstanding:
Basic	100,258	101,281	100,184	101,514
Dilutive effect of stock-based compensation	459	592	665	634
Diluted	100,717	101,873	100,849	102,148
Net income attributable to Sonoco per common share:
Basic	$0.43	$0.56	$0.97	$1.14
Diluted	$0.43	$0.55	$0.96	$1.14
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
The average number of stock appreciation rights that were not dilutive and therefore not included in the computation of diluted earnings per share during the three- and six-month periods ended July 2, 2017 and July 3, 2016 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016

Anti-dilutive stock appreciation rights	532	—	444	715
No adjustments were made to net income attributable to Sonoco in the computations of earnings per share.
Stock Repurchases
On February 10, 2016, the Company’s Board of Directors authorized the repurchase of up to 5,000 shares of the Company's common stock. A total of 2,030 shares were purchased during 2016 at a cost of $100,000, leaving a total of 2,970 shares remaining available for repurchase at December 31, 2016. No shares were repurchased under this authorization during the six months ended July 2, 2017. At July 2, 2017, a total of 2,970 shares remain available for repurchase.
The Company frequently repurchases shares of its common stock to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 111 shares in the six months ended July 2, 2017 at a cost of $5,884, and 99 shares in the six months ended July 3, 2016 at a cost of $4,194.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Dividend Declarations
On April 19, 2017, the Board of Directors declared a regular quarterly dividend of $0.39 per share. This dividend was paid on June 9, 2017 to all shareholders of record as of May 12, 2017.
On July 19, 2017, the Board of Directors declared a regular quarterly dividend of $0.39 per share. This dividend is payable on September 8, 2017 to all shareholders of record as of August 11, 2017.

Note 5: Restructuring and Asset Impairment
The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2017 and 2016 are reported as “2017 Actions” and “2016 Actions,” respectively. Actions initiated prior to 2016, all of which were substantially complete at July 2, 2017, are reported as “2015 and Earlier Actions.”
Following are the total restructuring and asset impairment charges/(credits), net of adjustments, and gains on dispositions recognized by the Company during the periods presented:

	2017		2016
	Second Quarter	Six Months	Second Quarter	Six Months
Restructuring/Asset impairment:
2017 Actions	$3,884	$6,188	$—	$—
2016 Actions	729	1,884	19,632	26,045
2015 and Earlier Actions	2,946	3,598	3,646	6,461
Other asset impairments	338	338	—	—
Restructuring/Asset impairment charges	$7,897	$12,008	$23,278	$32,506
Income tax benefit	$(2,338)	(3,636)	$(5,425)	(8,345)
Less: Costs attributable to noncontrolling interests, net of tax	(12)	(14)	(38)	(45)
Restructuring/asset impairment charges attributable to Sonoco, net of tax	$5,547	$8,358	$17,815	$24,116
Pre-tax restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Condensed Consolidated Statements of Income.
When recognizable in accordance with GAAP, the Company expects to recognize future additional charges totaling approximately $1,600 in connection with previously announced restructuring actions. The Company believes that the majority of these charges will be incurred and paid by the end of 2017. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken.
2017 Actions
During 2017, the Company announced the closure of an expanded foam protective packaging plant in North Carolina (part of the Protective Solutions segment) and eliminated approximately 95 positions in conjunction with its ongoing organizational effectiveness efforts.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Below is a summary of 2017 Actions and related expenses by segment and by type incurred and estimated to be incurred through completion.

2017 Actions	Second Quarter 2017	Total Incurred to Date	Estimated Total Cost
Severance and Termination Benefits
Consumer Packaging	$349	$1,316	$1,616
Display and Packaging	66	172	172
Paper and Industrial Converted Products	1,663	$2,204	2,204
Protective Solutions	899	974	1,124
Corporate	—	456	456
Asset Impairment / Disposal of Assets
Protective Solutions	777	777	777
Other Costs
Consumer Packaging	92	251	251
Paper and Industrial Converted Products	38	38	88
Protective Solutions	—	—	700
Total Charges and Adjustments	$3,884	$6,188	$7,388
The following table sets forth the activity in the 2017 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2017 Actions	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity 2017 Year to Date
Liability at December 31, 2016	$—	$—	$—	$—
2017 charges	5,122	777	289	6,188
Cash payments	(2,254)	—	(289)	(2,543)
Asset write downs/disposals	—	(777)	—	(777)
Foreign currency translation	9	—	—	9
Liability at July 2, 2017	$2,877	$—	$—	$2,877
The "Asset Impairment/Disposal of Assets" loss of $777 above relates to the impairment of fixed assets resulting from the planned closure of an expanded foam protective packaging plant in North Carolina.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Below is a summary of 2016 Actions and related expenses by segment and by type incurred and estimated to be incurred through completion.

	2017		2016		Total Incurred to Date	Estimated Total Cost
2016 Actions	Second Quarter	Six Months	Second Quarter	Six Months
Severance and Termination Benefits
Consumer Packaging	$—	$1	$487	$1,452	$2,408	$2,408
Display and Packaging	17	4	1,277	2,653	4,308	4,308
Paper and Industrial Converted Products	316	414	1,730	4,141	6,301	6,301
Protective Solutions	1	—	38	360	678	678
Corporate	—	—	10	1,439	1,550	1,550
Asset Impairment / Disposal of Assets
Consumer Packaging	$—	—	—	(306)	(306)	(306)
Display and Packaging	—	96	2,237	2,237	2,808	2,808
Paper and Industrial Converted Products	45	45	13,279	13,279	13,345	13,345
Other Costs
Consumer Packaging	$28	28	104	302	759	759
Display and Packaging	139	368	11	11	654	704
Paper and Industrial Converted Products	188	878	459	477	2,176	2,226
Protective Solutions	(5)	50	—	—	200	200
Total Charges and Adjustments	$729	$1,884	$19,632	$26,045	$34,881	$34,981
The following table sets forth the activity in the 2016 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2016 Actions	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity 2017 Year to Date
Liability at December 31, 2016	$3,558	$—	$640	$4,198
2017 charges	419	141	1,324	1,884
Adjustments	—	—	—	—
Cash payments	(2,585)	—	(1,271)	(3,856)
Asset write downs/disposals	—	(141)	(252)	(393)
Foreign currency translation	9	—	21	30
Liability at July 3, 2017	$1,401	$—	$462	$1,863
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
The Company expects to recognize future pretax charges of approximately $300 associated with 2015 and Earlier Actions.
Below is a summary of expenses incurred by segment for 2015 and Earlier Actions for the three- and six- month periods ended July 2, 2017 and July 3, 2016.

	2017		2016
2015 and Earlier Actions	Second Quarter	Six Months	Second Quarter	Six Months
Consumer Packaging	$2,591	$2,564	$2,982	$5,137
Display and Packaging	—	83	560	566
Paper and Industrial Converted Products	326	891	21	624
Protective Solutions	29	53	83	134
Corporate	—	7	—	—
Total Charges and Adjustments	$2,946	$3,598	$3,646	$6,461
The accrual for 2015 and Earlier Actions totaled $3,925 and $3,608 at July 2, 2017 and December 31, 2016, respectively, and is included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. The accrual relates primarily to unpaid severance and building lease terminations. The Company expects the majority of the liability associated with 2015 and Earlier Actions to be paid by the end of 2017 using cash generated from operations.
Other asset impairments
As a result of the continued devaluation of the Venezuelan Bolivar, the Company recognized impairment charges against inventories and certain long-term nonmonetary assets totaling $338 in the second quarter of 2017. The assets were deemed to be impaired as the U.S. dollar value of the projected cash flows from these assets was no longer sufficient to recover their U.S. dollar carrying values.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in the balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the six months ended July 2, 2017 and July 3, 2016:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$1,939	$(453,821)	$(286,498)	$(738,380)
Other comprehensive income/(loss) before reclassifications	(2,220)	18,117	59,841	75,738
Amounts reclassified from accumulated other comprehensive loss to net income	(1,257)	29,893	—	28,636
Amounts reclassified from accumulated other comprehensive loss to fixed assets	10	—	—	10
Other comprehensive income/(loss)	(3,467)	48,010	59,841	104,384
Balance at July 2, 2017	$(1,528)	$(405,811)	$(226,657)	$(633,996)

Balance at December 31, 2015	$(5,152)	$(444,244)	$(253,137)	$(702,533)
Other comprehensive income/(loss) before reclassifications	2,121	(3,190)	13,439	12,370
Amounts reclassified from accumulated other comprehensive loss to net income	2,523	12,144	—	14,667
Amounts reclassified from accumulated other comprehensive loss to fixed assets	(22)	—	—	(22)
Other comprehensive income	4,622	8,954	13,439	27,015
Balance at July 3, 2016	$(530)	$(435,290)	$(239,698)	$(675,518)

"Other comprehensive income/(loss) before reclassifications" during the six months ended July 2, 2017, includes $5,071 of "Defined Benefit Pension Items" related to the release of a portion of the valuation allowance on deferred tax assets related to the pension plan of a foreign subsidiary.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The following table summarizes the effects on net income of significant amounts reclassified from each component of accumulated other comprehensive loss for the three- and six-month periods ended July 2, 2017 and July 3, 2016:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended		Six Months Ended
Details about Accumulated Other Comprehensive Loss Components	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016	Affected Line Item in the Condensed Consolidated Statements of Net Income
Gains and losses on cash flow hedges
Foreign exchange contracts	$2,243	$(607)	$3,283	$(2,847)	Net sales
Foreign exchange contracts	(1,317)	387	(2,042)	1,432	Cost of sales
Commodity contracts	463	(1,294)	711	(2,805)	Cost of sales
	1,389	(1,514)	1,952	(4,220)	Total before tax
	(497)	505	(695)	1,697	Tax benefit
	$892	$(1,009)	$1,257	$(2,523)	Net of tax
Defined benefit pension items
Effect of settlement loss(a)	$(31,074)	$—	$(31,074)	$—	Selling, general and administrative
Amortization of defined benefit pension items(a)	(7,251)	(7,368)	(14,839)	(14,511)	Cost of sales
Amortization of defined benefit pension items(a)	(2,417)	(2,456)	(4,946)	(4,837)	Selling, general and administrative
	(40,742)	(9,824)	(50,859)	(19,348)	Total before tax
	17,224	3,628	20,966	7,204	Tax benefit
	$(23,518)	$(6,196)	$(29,893)	$(12,144)	Net of tax
Total reclassifications for the period	$(22,626)	$(7,205)	$(28,636)	$(14,667)	Net of tax

(a)	See Note 10 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The following table summarizes the before and after tax amounts for the various components of other comprehensive income/(loss) for the three-month periods ended July 2, 2017 and July 3, 2016:

	Three months ended July 2, 2017			Three months ended July 3, 2016
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items	$29,685	$—	$29,685	$(17,389)	$—	$(17,389)
Defined benefit pension items:
Other comprehensive income/(loss) before reclassifications	19,168	(5,975)	13,193	(5,395)	2,205	(3,190)
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	40,742	(17,224)	23,518	9,824	(3,628)	6,196
Net other comprehensive income/(loss) from defined benefit pension items	59,910	(23,199)	36,711	4,429	(1,423)	3,006
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	602	(196)	406	2,529	(819)	1,710
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	(1,389)	497	(892)	1,514	(505)	1,009
Amounts reclassified from accumulated other comprehensive income/(loss) to fixed assets	(32)	—	(32)	3	—	3
Net other comprehensive income/(loss) from cash flow hedges	(819)	301	(518)	4,046	(1,324)	2,722
Other comprehensive income/(loss)	$88,776	$(22,898)	$65,878	$(8,914)	$(2,747)	$(11,661)

The following table summarizes the before and after tax amounts for the various components of other comprehensive income/(loss) for the six-month periods ended July 2, 2017 and July 3, 2016:

	Six months ended July 2, 2017			Six months ended July 3, 2016
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items	$59,841	$—	$59,841	$13,439	$—	$13,439
Defined benefit pension items:
Other comprehensive income/(loss) before reclassifications	19,021	(904)	18,117	(5,395)	2,205	(3,190)
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	50,859	(20,966)	29,893	19,348	(7,204)	12,144
Net other comprehensive income/(loss) from defined benefit pension items	69,880	(21,870)	48,010	13,953	(4,999)	8,954
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	(3,446)	1,226	(2,220)	3,130	(1,009)	2,121
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	(1,952)	695	(1,257)	4,220	(1,697)	2,523
Amounts reclassified from accumulated other comprehensive income/(loss) to fixed assets	10	—	10	(22)	—	(22)
Net other comprehensive income/(loss) from cash flow hedges	(5,388)	1,921	(3,467)	7,328	(2,706)	4,622
Other comprehensive income/(loss)	$124,333	$(19,949)	$104,384	$34,720	$(7,705)	$27,015

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 7: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill by segment for the six months ended July 2, 2017 is as follows:

	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Goodwill at December 31, 2016	$435,590	$203,414	$221,983	$231,228	$1,092,215
Acquisitions	67,951	—	—	—	67,951
Foreign currency translation	10,154	—	7,194	603	17,951
Other	(715)	—	—	161	(554)
Goodwill at July 2, 2017	$512,980	$203,414	$229,177	$231,992	$1,177,563

The acquisition of Packaging Holdings in March 2017 resulted in the recognition of $67,951 of goodwill. In addition, measurement period adjustments were made in the first half of 2017 to the provisional fair values of the assets acquired and the liabilities assumed in the November 2016 acquisition of PPI and the September 2016 acquisition of Laminar. These measurement period adjustments resulted in a $715 reduction in the goodwill associated with PPI and a $161 increase in the goodwill associated with Laminar. See Note 3 for additional information.
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
Although no other reporting units failed the assessments noted above, in management’s opinion, the reporting units having the greatest risk of a significant future impairment if actual results fall short of expectations are Display and Packaging, and Paper and Industrial Converted Products - Europe. Total goodwill associated with these reporting units was $203,414 and $92,957, respectively, at July 2, 2017. A large portion of sales in the Display and Packaging reporting unit is concentrated in one customer, the majority of which is under contract until 2021.
There have been no triggering events identified between the most recent annual impairment test and July 2, 2017.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Other Intangible Assets
A summary of other intangible assets as of July 2, 2017 and December 31, 2016 is as follows:

	July 2, 2017	December 31, 2016
Other Intangible Assets, gross:
Patents	$22,456	$13,164
Customer lists	418,927	362,162
Trade names	22,991	19,902
Proprietary technology	20,756	20,721
Land use rights	293	288
Other	1,725	1,701
Other Intangible Assets, gross	$487,148	$417,938

Accumulated Amortization:
Patents	(5,870)	(5,647)
Customer lists	(190,459)	(172,292)
Trade names	(3,110)	(2,733)
Proprietary technology	(12,221)	(11,236)
Land use rights	(44)	(41)
Other	(1,125)	(1,031)
Total Accumulated Amortization	$(212,829)	$(192,980)
Other Intangible Assets, net	$274,319	$224,958
The Packaging Holdings acquisition in March 2017 resulted in the addition of $61,490 of intangible assets, the majority of which related to customer lists. In addition, measurement period adjustments were made in the first quarter of 2017 to the provisional fair values of the assets acquired and the liabilities assumed in the November 2016 acquisition of PPI which resulted in the recognition of an additional $1,400 of intangible assets, all of which related to customer lists. These intangible assets will be amortized over an expected average useful life of 9.5 years.
Other intangible assets are amortized on a straight-line basis over their respective useful lives, which generally range from three to forty years. The Company has no intangible assets with indefinite lives.
Aggregate amortization expense was $9,378 and $8,231 for the three months ended July 2, 2017 and July 3, 2016, respectively, and $16,589 and $16,567 for the six months ended July 2, 2017 and July 3, 2016, respectively. Amortization expense on other intangible assets is expected to total approximately $35,400 in 2017, $37,200 in 2018, $36,100 in 2019, $34,300 in 2020 and $32,400 in 2021.

Note 8: Debt
On July 20, 2017, the Company entered into a Credit Agreement in connection with a new $750,000 bank credit facility which replaced an existing credit facility entered into on October 2, 2014, and reflects substantially the same terms and conditions. Included in the new facility are a $500,000 five-year revolving credit facility and a $250,000 five-year term loan. Based on the pricing grid in the Credit Agreement and the Company's current credit ratings, the borrowing has an all-in drawn margin above the London Interbank Offered Rate (LIBOR) of 112.5 basis points. Borrowings under the Credit Agreement are pre-payable at any time at the discretion of the Company and the term loan has annual amortization payments totaling $12,500.
Consistent with prior facilities, the $500,000 revolving credit facility will continue to support the Company's $350,000 commercial paper program. Proceeds from the $250,000 term loan were used to repay the $150,000 term loan entered into on March 13, 2017, and the remaining $100,000 was used to partially fund the Clear Lam acquisition.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 9: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	July 2, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$1,190,646	$1,317,654	$1,020,698	$1,116,336
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
Cash Flow Hedges
At July 2, 2017 and December 31, 2016, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. These contracts, which have maturities ranging to December 2019, qualify as cash flow hedges under U.S. GAAP. To the extent considered effective, the changes in fair value of these contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which the hedged item impacts earnings. The Company has determined all hedges to be highly effective and as a result no material ineffectiveness has been recorded.
Commodity Cash Flow Hedges
The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas and aluminum. At July 2, 2017, natural gas swaps covering approximately 7.1 MMBTUs were outstanding. These contracts represent approximately 85%, 54%, and 35% of anticipated U.S. and Canadian usage for the remainder of 2017, 2018 and 2019, respectively. Additionally, the Company had swap contracts covering 2,419 metric tons of aluminum, representing approximately 61% of anticipated usage for the remainder of 2017. The fair values of the Company’s commodity cash flow hedges netted to gain positions of $1,419 at July 2, 2017 and $3,636 at December 31, 2016. The amount of the gain included in Accumulated Other Comprehensive Loss at July 2, 2017, that is expected to be reclassified to the income statement during the next twelve months is $1,390.
Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases forecast to occur in 2017. The net positions of these contracts at July 2, 2017 were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	1,073,625
Mexican peso	purchase	300,067
Canadian dollar	purchase	28,244
Turkish lira	purchase	6,327
Russian ruble	purchase	3,733
British pound	purchase	2,489
New Zealand dollar	sell	(340)
Australian dollar	sell	(417)
Euro	sell	(1,350)
Polish zloty	sell	(1,513)
The fair value of these foreign currency cash flow hedges netted to loss positions of $(3,291) at July 2, 2017 and $(185) at December 31, 2016. During the six months ended July 2, 2017, certain foreign currency cash flow hedges related to construction in progress were settled as the related capital expenditures were made. Losses from these hedges totaling $10 were reclassified from accumulated other comprehensive loss and included in the carrying value of the

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

assets acquired. During the next twelve months, losses of $(3,481) are expected to be reclassified from Accumulated Other Comprehensive Loss to the income statement.
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
The net positions of these contracts at July 2, 2017, were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	3,049,889
Mexican peso	purchase	233,791
Canadian dollar	purchase	18,625
The fair value of the Company’s other derivatives was $(816) and $(696) at July 2, 2017 and December 31, 2016, respectively.
The following table sets forth the location and fair values of the Company’s derivative instruments at July 2, 2017 and December 31, 2016:

Description	Balance Sheet Location	July 2, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$1,795	$3,240
Commodity Contracts	Other assets	$58	$527
Commodity Contracts	Accrued expenses and other	$(235)	$(89)
Commodity Contracts	Other liabilities	$(199)	$(42)
Foreign Exchange Contracts	Prepaid expenses	$113	$761
Foreign Exchange Contracts	Accrued expenses and other	$(3,594)	$(946)
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Prepaid expenses	$12	$194
Foreign Exchange Contracts	Accrued expenses and other	$(828)	$(890)
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The following tables set forth the effect of the Company's derivative instruments on financial performance for the three months ended July 2, 2017 and July 3, 2016:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships:
Three months ended July 2, 2017
Foreign Exchange Contracts	$509	Net sales	$2,243	Net sales	$—
		Cost of sales	$(1,317)
Commodity Contracts	$93	Cost of sales	$463	Cost of sales	$135
Three months ended July 3, 2016
Foreign Exchange Contracts	$(797)	Net sales	$(607)	Net sales	$—
		Cost of sales	$387
Commodity Contracts	$3,249	Cost of sales	$(1,294)	Cost of sales	$(108)

Description	Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Derivatives not Designated as Hedging Instruments:
Three months ended July 2, 2017
Foreign Exchange Contracts	Cost of sales	$—
	Selling, general and administrative	$1,665
Three months ended July 3, 2016
Foreign Exchange Contracts	Cost of sales	$—
	Selling, general and administrative	$1,352
The following tables set forth the effect of the Company’s derivative instruments on financial performance for the six months ended July 2, 2017 and July 3, 2016:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships:
Six months ended July 2, 2017
Foreign Exchange Contracts	$(2,183)	Net sales	$3,283	Net sales	$—
		Cost of sales	$(2,042)
Commodity Contracts	$(1,263)	Cost of sales	$711	Cost of sales	$(200)
Six months ended July 3, 2016
Foreign Exchange Contracts	$1,570	Net sales	$(2,847)	Net sales	$—
		Cost of sales	$1,432
Commodity Contracts	$1,516	Cost of sales	$(2,805)	Cost of sales	$2

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Description	Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Derivatives not Designated as Hedging Instruments:
Six months ended July 2, 2017
Foreign Exchange Contracts	Cost of sales	$—
	Selling, general and administrative	$1,098
Six months ended July 3, 2016
Foreign Exchange Contracts	Cost of sales	$—
	Selling, general and administrative	$1,116

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
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	July 2, 2017	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$1,419	$—	$—	$1,419	$—
Foreign exchange contracts	$(3,481)	$—	$—	$(3,481)	$—
Non-hedge derivatives, net:
Foreign exchange contracts	$(816)	$—	$—	$(816)	$—
Deferred compensation plan assets	$374	$—	$374	$—	$—

Description	December 31, 2016	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$3,636	$—	$—	$3,636	$—
Foreign exchange contracts	$(185)	$—	$—	$(185)	$—
Non-hedge derivatives, net:
Foreign exchange contracts	$(696)	$—	$—	$(696)	$—
Deferred compensation plan assets	$349	$—	$349	$—	$—

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
The Company does not currently have any non-financial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company’s financial assets or liabilities are measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the three- and six-month periods ended July 2, 2017.

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
The components of net periodic benefit cost include the following:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Retirement Plans
Service cost	$4,497	$4,799	$9,209	$9,822
Interest cost	13,668	14,984	28,369	30,310
Expected return on plan assets	(19,698)	(21,388)	(40,536)	(43,432)
Amortization of prior service cost	224	188	455	381
Amortization of net actuarial loss	9,792	9,960	19,960	19,556
Effect of settlement loss	31,074	—	31,074	—
Net periodic benefit cost	$39,557	$8,543	$48,531	$16,637
Retiree Health and Life Insurance Plans
Service cost	80	71	164	156
Interest cost	104	114	224	244
Expected return on plan assets	(406)	(394)	(820)	(798)
Amortization of prior service credit	(123)	(124)	(250)	(252)
Amortization of net actuarial gain	(225)	(200)	(380)	(337)
Net periodic benefit income	$(570)	$(533)	$(1,062)	$(987)

The Company made aggregate contributions of $34,445 and $22,295 to its defined benefit retirement and retiree health and life insurance plans during the six months ended July 2, 2017 and July 3, 2016, respectively. The Company anticipates that it will make additional aggregate contributions of approximately $9,000 to its defined benefit retirement and retiree health and life insurance plans over the remainder of 2017.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

In February 2017, the Company initiated a program through which it offered certain terminated vested participants in the U.S. qualified retirement plans the opportunity to receive their benefits early as either a lump sum or an annuity. This population comprised approximately 15% of the projected benefit obligation of these plans. At the close of the election period, approximately 51% of the eligible participants elected to take the early payment. These payments were distributed from plan assets in May and June 2017. As a result of settling these obligations, the Company recognized a non-cash pre-tax settlement charge of $31,074 in the second quarter of 2017.

Sonoco Retirement Contribution (SRC)
The SRC, which is funded annually in the first quarter, totaled $14,066 during the six months ended July 2, 2017, and $13,352 during the six months ended July 3, 2016. No additional SRC contributions are expected during the remainder of 2017. The Company recognized expense related to the SRC of $3,820 and $3,577 for the quarters ended July 2, 2017 and July 3, 2016, respectively, and $7,691 and $6,595 for the six-month periods ended July 2, 2017 and July 3, 2016, respectively.

Note 12: Income Taxes
The Company’s effective tax rate for the three- and six-month periods ending July 2, 2017, was 29.6% and 31.4%, respectively, and its effective rate for the three- and six-month periods ending July 3, 2016, was 31.5% and 32.4%, respectively. The rates for the three- and six-month periods of both years varied from the U.S. statutory rate due primarily to the favorable effect of certain international operations that are subject to tax rates generally lower than the U.S. rate. The 2017 year-to-date rate also varied from the statutory rate due to the Company's January 1, 2017, adoption of ASU 2016-09 regarding accounting for share-based compensation, which requires excess tax benefits to be utilized as an offset to tax expense and was not required to be applied retrospectively.
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
The Company’s reserve for uncertain tax benefits has decreased by approximately $2,400 since December 31, 2016, due to the settlement of a prior year's audit. The Company's reserves for uncertain tax benefits for which it believes it is reasonably possible that a resolution may be reached within the next twelve months was $0 at July 2, 2017. Although the Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental, management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis. The Company has operations and pays taxes in many countries outside of the U.S. and taxes on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that loss of those benefits would have a material effect on the Company’s overall effective tax rate.
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
The following table sets forth net sales, intersegment sales and operating profit for the Company’s reportable segments. “Segment operating profit” is defined as the segment’s portion of “Income before interest and income taxes” excluding restructuring charges, asset impairment charges, acquisition-related costs, pension settlement charges, and certain other items, if any, the exclusion of which the Company believes improves comparability and analysis of the financial performance of the business. General corporate expenses have been allocated as operating costs to each of the Company’s reportable segments. "Other, net" for the three- and six-months ended July 2, 2017 includes a $31,074 pension settlement charge. See note 10 for additional information.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

SEGMENT FINANCIAL INFORMATION

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Net sales:
Consumer Packaging	$521,262	$511,007	$1,003,443	$1,038,345
Display and Packaging	115,612	130,874	230,247	275,141
Paper and Industrial Converted Products	469,197	433,342	911,699	856,416
Protective Solutions	134,603	130,457	267,609	262,054
Consolidated	$1,240,674	$1,205,680	$2,412,998	$2,431,956
Intersegment sales:
Consumer Packaging	$1,353	$1,596	$2,576	$2,928
Display and Packaging	824	626	1,574	1,123
Paper and Industrial Converted Products	36,680	23,536	65,053	49,917
Protective Solutions	519	286	918	872
Consolidated	$39,376	$26,044	$70,121	$54,840
Income before interest and income taxes:
Segment operating profit:
Consumer Packaging	$59,063	$59,509	$117,073	$122,374
Display and Packaging	1,444	5,030	4,627	8,311
Paper and Industrial Converted Products	43,513	37,480	68,236	70,779
Protective Solutions	10,952	14,220	21,813	26,246
Restructuring/Asset impairment charges	(7,897)	(23,278)	(12,008)	(32,506)
Other, net	(36,305)	(837)	(38,998)	(1,248)
Consolidated	$70,770	$92,124	$160,743	$193,956

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
Fox River
In January 2017, U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, obtained Court approval of a final settlement of cost recovery claims made by Appvion, Inc. for $3,334. The settlement was funded during the first quarter of 2017, and related legal and professional fees totaling $369 were funded during the first and seconds quarters of 2017. As a result of the settlement becoming final, the Company and U.S. Mills have resolved all pending or threatened legal proceedings related to the Fox River matter, as well as any such proceedings known to be contemplated by government authorities.
Spartanburg
In connection with its acquisition of Tegrant in November 2011, the Company identified potential environmental contamination at a site in Spartanburg, South Carolina. The total remediation cost of the Spartanburg site was estimated to be $17,400 at the time of acquisition and an accrual in this amount was recorded on Tegrant’s opening balance sheet. Since the acquisition, the Company has spent a total of $731 on remediation of the Spartanburg site. During previous years, the Company has increased its reserves for this site by a total of $117 in order to reflect its best estimate of what it is likely to pay in order to complete the remediation. At July 2, 2017 and December 31, 2016, the Company's accrual for environmental contingencies related to the Spartanburg site totaled $16,786 and $16,821, respectively. The Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts accrued with respect to this exposure. However, the Company does not believe that the resolution of this matter has a reasonable possibility of having a material adverse effect on the Company's financial statements.

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
Summary
As of July 2, 2017 and December 31, 2016, the Company (and its subsidiaries) had accrued $20,694 and $24,515, respectively, related to environmental contingencies. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets.
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and Directors of Sonoco Products Company:
We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company and its subsidiaries (the "Company") as of July 2, 2017, and the related condensed consolidated statements of income and comprehensive income for the three and six-month periods ended July 2, 2017 and July 3, 2016 and the condensed consolidated statement of cash flows for the six-month periods ended July 2, 2017 and July 3, 2016. These interim financial statements are the responsibility of the Company’s management.
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
August 2, 2017

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

Statements included in this Quarterly Report on Form 10-Q that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the Company and its representatives may from time to time make other oral or written statements that are also “forward-looking statements.” Words such as “estimate,” “project,” “intend,” “expect,” “believe,” “consider,” “plan,” “strategy,” “opportunity,” “commitment,” “target,” “anticipate,” “objective,” “goal,” “guidance,” “outlook,” “forecast,” “future,” “re-envision,” “assume,” “will,” “would,” “can," “could,” “may,” “might,” “aspires,” “potential,” or the negative thereof, and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding:

•	availability and supply of raw materials, and offsetting high raw material costs, including the impact of potential changes in tariffs;

•	improved productivity and cost containment;

•	improving margins and leveraging strong cash flow and financial position;

•	effects of acquisitions and dispositions;

•	realization of synergies resulting from acquisitions;

•	costs, timing and effects of restructuring activities;

•	adequacy and anticipated amounts and uses of cash flows;

•	expected amounts of capital spending;

•	refinancing and repayment of debt;

•	financial strategies and the results expected of them;

•	financial results for future periods;

•	producing improvements in earnings;

•	profitable sales growth and rates of growth;

•	market leadership;

•	research and development spending;

•	extent of, and adequacy of provisions for, environmental liabilities;

•	adequacy of income tax provisions, realization of deferred tax assets, outcomes of uncertain tax issues and tax rates;

•	goodwill impairment charges and fair values of reporting units;

•	future asset impairment charges and fair values of assets;

•	anticipated contributions to pension and postretirement benefit plans, fair values of plan assets, long-term rates of return on plan assets, and projected benefit obligations and payments;

•	creation of long-term value and returns for shareholders;

•	continued payment of dividends; and

•	planned stock repurchases.

Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, perceived opportunities, expectations, beliefs, plans, strategies, goals and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks, uncertainties and assumptions include, without limitation:

•
availability and pricing of raw materials, energy and transportation, including the impact of potential changes in tariffs, and the Company's ability to pass raw material, energy and transportation price increases and surcharges through to customers or otherwise manage these commodity pricing risks;

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
Second Quarter 2017 Compared with Second Quarter 2016
RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES
Measures calculated and presented in accordance with generally accepted accounting principles are referred to as GAAP financial measures. The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for each of the periods presented. These non-GAAP financial measures (referred to as “Base”) are the GAAP measures adjusted to exclude (dependent upon the applicable period) restructuring charges, asset impairment charges, acquisition charges, specifically identified tax adjustments, pension settlement charges and certain other items, if any, the exclusion of which the Company believes improves comparability and analysis of the underlying financial performance of the business. More information about the Company's use of Non-GAAP financial measures is provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 under Item 7 - "Management's discussion and analysis of financial condition and results of operations," under the heading "Use of non-GAAP financial measures."

	For the three months ended July 2, 2017
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Income before interest and income taxes	$70,770	$7,897	$36,305	$114,972
Interest expense, net	12,792	—	—	12,792
Income before income taxes	57,978	7,897	36,305	102,180
Provision for income taxes	17,167	2,338	13,147	32,652
Income before equity in earnings of affiliates	40,811	5,559	23,158	69,528
Equity in earnings of affiliates, net of tax	2,845	—	—	2,845
Net income	43,656	5,559	23,158	72,373
Net (income) attributable to noncontrolling interests	(531)	(12)	—	(543)
Net income attributable to Sonoco	$43,125	$5,547	$23,158	$71,830
Per diluted common share*	$0.43	$0.06	$0.23	$0.71
*Due to rounding individual items may not sum across
(1) Includes pension settlement charges of $31,074, costs related to acquisitions and potential acquisitions, and certain other charges, partially offset by insurance settlement gains.

SONOCO PRODUCTS COMPANY

	For the three months ended July 3, 2016
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Income before interest and income taxes	$92,124	$23,278	$837	$116,239
Interest expense, net	13,544	—	—	13,544
Income before income taxes	78,580	23,278	837	102,695
Provision for income taxes	24,790	5,425	233	30,448
Income before equity in earnings of affiliates	53,790	17,853	604	72,247
Equity in earnings of affiliates, net of tax	2,928	—	—	2,928
Net income	56,718	17,853	604	75,175
Net (income) attributable to noncontrolling interests	(466)	(38)	—	(504)
Net income attributable to Sonoco	$56,252	$17,815	$604	$74,671
Per diluted common share*	$0.55	$0.17	$0.01	$0.73
*Due to rounding individual items may not sum across
(1) Consists primarily of acquisition-related costs.

RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended July 2, 2017 versus the three months ended July 3, 2016.
OVERVIEW
Net sales for the second quarter of 2017 increased 2.9% to $1,241 million, compared with $1,206 million in the same period last year. The increase in sales was the result of higher selling prices and the accretive effect on sales of acquisitions, net of dispositions. Sales price increases primarily reflect higher raw material costs, a portion of which the Company was able to pass through to customers. These positive factors were somewhat offset by a slight volume decline for the Company as a whole and the negative effect of foreign currency translation resulting from a stronger dollar year over year.
Net income attributable to Sonoco for the second quarter of 2017 decreased 23.3% to $43.1 million, $0.43 per diluted share, compared to $56.3 million, $0.55 per diluted share, reported for the same period of 2016. Current quarter net income includes after-tax restructuring and asset impairment charges of $5.5 million and other after-tax, non-base charges totaling $23.2 million. These other charges consist primarily of pension settlement charges, which were $19.0 million after tax, acquisition-related costs and the settlement of a tax audit in Canada, partially offset by insurance settlement gains and an income tax reduction related to the prior period disposal of a business. Results for the second quarter of 2016 include after-tax restructuring and asset impairment charges of $17.8 million, and after-tax acquisition-related costs of $0.6 million. Adjusted for these items, second-quarter base net income attributable to Sonoco (base earnings) decreased 3.8% to $71.8 million, $0.71 per diluted share, from $74.7 million, $0.73 per diluted share, in 2016.
The lower second quarter 2017 earnings were largely the result of volume declines, particularly in global rigid paper containers and retail packaging and fulfillment. The negative impact of these declines was mostly offset by a positive price/cost impact in the Company's Paper and Industrial Converted Products segment as the Company was able to reset selling prices with many of its customers in response to the steep increase in old corrugated containers (OCC) prices experienced during this year's first quarter.

SONOCO PRODUCTS COMPANY

OPERATING REVENUE
Net sales for the second quarter of 2017 increased $35 million from the prior-year quarter.
The components of the sales change were:

($ in millions)
Volume/mix	$(23)
Selling prices	51
Acquisitions and Divestitures	16
Foreign currency translation and other, net	(9)

Total sales increase	$35

In order to enhance the meaningfulness of reported changes in volume/mix, a $1.8 million reduction in packaging center sales resulting from changes in the level of activity, primarily from the previously reported loss of contract packaging businesses in Mexico and Brazil, is classified above as "other" due to the low/inconsistent correlation that typically exists between changes in revenue and operating profit in our packaging center operations.

COSTS AND EXPENSES
The gross profit margin percentage declined to 19.0% this quarter compared to 20.1% in the prior-year quarter. The 110 basis point decline in gross profit margin was largely attributable to the negative impacts of lower volume, changes in the mix of products sold and higher material prices. Contract pricing resets in the quarter allowed the Company to begin to recover the steep increase in OCC prices experienced during the first quarter of 2017, the effect of which was most notable in the Company's Paper and Industrial Converted Products segment and was offset by negative price/cost impacts (the relationship of the change in sales prices to the change in costs of materials, energy and freight) in the Protective Solutions Segment. The translation impact of a stronger dollar lowered reported cost of goods sold by approximately $10 million compared to the second quarter of 2016.
Selling, general and administrative ("SG&A") costs for the quarter increased $30.6 million, or 24.2%, year over year due primarily to the $31.1 million pension settlement charge recognized in the second quarter of 2017 and higher acquisition-related costs. In addition, the second quarter of 2017 reflects the SG&A costs related to acquired businesses, net of business dispositions, and higher wages. These secondary factors were mostly offset by lower management incentive costs and the impact of a stronger dollar on foreign currency translation.
Current quarter restructuring costs and asset impairment charges totaled $7.9 million compared with $23.3 million in the same period last year. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Net interest expense for the second quarter decreased to $12.8 million, compared with $13.5 million during the second quarter of 2016. The decrease was due to lower average interest rates applicable to debt and an increase in interest income.
The effective tax rate on GAAP and base earnings in the second quarter of 2017 was 29.6% and 32.0%, respectively, compared with 31.5% and 29.6%, respectively, for last year's quarter. The GAAP and base tax rates were both affected by favorable 2016 discrete tax adjustments including a benefit from the release of reserves for uncertain tax positions, along with more favorable benefit from the manufacturer’s deduction and other federal tax adjustments in that year.  In addition, the 2017 GAAP rate reflects a more favorable distribution of earnings between low and high tax jurisdictions, primarily from the pension settlement expense occurring in the U.S., which together with the 2016 sale of the French paper mill on which no tax benefit was generated, are the primary drivers of the overall GAAP rate decrease.

SONOCO PRODUCTS COMPANY

REPORTABLE SEGMENTS
The following table recaps net sales for the second quarters of 2017 and 2016 ($ in thousands):

	Three Months Ended
	July 2, 2017	July 3, 2016	% Change
Net sales:
Consumer Packaging	$521,262	$511,007	2.0%
Display and Packaging	115,612	130,874	(11.7)%
Paper and Industrial Converted Products	469,197	433,342	8.3%
Protective Solutions	134,603	130,457	3.2%
Consolidated	$1,240,674	$1,205,680	2.9%
Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Three Months Ended
	July 2, 2017	July 3, 2016	% Change
Income before interest and income taxes:
Segment operating profit:
Consumer Packaging	$59,063	$59,509	(0.7)%
Display and Packaging	1,444	5,030	(71.3)%
Paper and Industrial Converted Products	43,513	37,480	16.1%
Protective Solutions	10,952	14,220	(23.0)%
Restructuring/Asset impairment charges	(7,897)	(23,278)
Other, net	(36,305)	(837)
Consolidated	$70,770	$92,124	(23.2)%

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the second quarters of 2017 and 2016 ($ in thousands):

	Three Months Ended
	July 2, 2017	July 3, 2016
Restructuring/Asset impairment charges:
Consumer Packaging	$3,060	$3,573
Display and Packaging	222	4,085
Paper and Industrial Converted Products	2,914	15,489
Protective Solutions	1,701	121
Corporate	—	10
Total	$7,897	$23,278
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
Segment sales increased 2.0% compared to the prior-year quarter due to acquisitions, net of divestitures, and higher selling prices, which more than offset lower volume and the negative impact of foreign exchange. Sales price increases, driven by higher raw material prices, also contributed to the year-over-year increase. These positive factors were partially offset by lower volumes and the negative impact of foreign currency translation from a stronger U.S. dollar year over year.
Segment operating profit was essentially flat compared to the prior-year quarter reflecting modest gains from total productivity and positive price/cost, offset by lower volume, primarily in composite cans in Europe and metal ends in North America, and wage inflation. Acquisitions, net of divestitures, had virtually no net impact on segment operating profit in the quarter as the prior-year divestiture almost completely offset prior-year and current-year acquisitions.

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
Sales for the quarter were down 11.7% compared to last year’s quarter due primarily to the previously disclosed loss of the Company’s contract packaging businesses in Mexico and Brazil, lower volume in domestic displays and retail packaging, and the negative impact of foreign exchange.
Segment operating profit decreased $3.6 million, or 71.3%, from the prior year's quarter due to lower volume/mix in domestic displays and negative manufacturing productivity in retail packaging.
Paper and Industrial Converted Products
The Paper and Industrial Converted Products segment includes the following products: paperboard tubes and cores; fiber-based construction tubes and forms; wooden, metal and composite wire and cable reels and spools; and recycled paperboard, linerboard, corrugating medium, recovered paper and material recycling services.
Reported segment sales increased approximately 8.3% during the quarter due to higher selling prices implemented to recover higher raw material costs, partially offset by the divestiture of a paperboard mill in France, lower volume and the negative impact of foreign exchange. The higher second-quarter selling prices were the result of contract pricing resets tied to the beginning of period market price for OCC which had increased significantly during the first quarter of 2017.
Operating profit increased 16.1% due to manufacturing productivity improvements as well as a positive price/cost relationship which was driven by the previously mentioned price resets which allowed the company to recover the increased cost of raw materials. These positive factors benefited most of the segment's businesses, including corrugating medium operations. These benefits were partially offset by higher labor, maintenance, and other operating expenses.
Although the Company's corrugating medium operation showed significant improvement quarter over quarter, it continues to under perform long-term expectations. This operation, which consists of only one machine, has been and continues to be under pressure due to market supply in North America exceeding demand. This has resulted in lower prices and reduced volume for our corrugating medium operation. Management is continuing to seek both near and long-term solutions including, but not limited to, modified run schedules, targeted cost reductions, strategic partnerships, and potential closure of the operation.

SONOCO PRODUCTS COMPANY

Protective Solutions
The Protective Solutions segment includes the following products: custom-engineered, paperboard-based and expanded foam protective packaging and components; and temperature-assured packaging.
Segment sales for the quarter were up 3.2% year over year as sales from acquisitions and higher selling prices were partially offset by unfavorable changes in volume/mix.
Operating profits decreased 23.0% on unfavorable manufacturing productivity and a negative price/cost relationship. These were partially offset by fixed-cost productivity improvements.

Six Months Ended July 2, 2017 Compared with Six Months Ended July 3, 2016
RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES
The following tables reconcile the Company's non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company's Condensed Consolidated Statements of Income for each of the periods presented.

	For the six months ended July 3, 2017
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Income before interest and income taxes	$160,743	$12,008	$38,998	$211,749
Interest expense, net	24,850	—	—	24,850
Income before income taxes	135,893	12,008	38,998	186,899
Provision for income taxes	42,706	3,636	12,506	58,848
Income before equity in earnings of affiliates	93,187	8,372	26,492	128,051
Equity in earnings of affiliates, net of tax	4,799	—	—	4,799
Net income	97,986	8,372	26,492	132,850
Net (income) attributable to noncontrolling interests	(1,128)	(14)	—	(1,142)
Net income attributable to Sonoco	$96,858	$8,358	$26,492	$131,708
Per diluted common share*	$0.96	$0.08	$0.26	$1.31
*Due to rounding individual items may not sum across
(1)Includes pension settlement charges of $31,074, costs related to acquisitions and potential acquisitions, and certain other costs, partially offset by insurance settlement gains. Also includes net tax charges totaling $2,160 primarily related to the settlement of a tax audit in Canada offset by non-base tax gains of $1,138 related to prior year business dispositions.

	For the six months ended July 3, 2016
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Income before interest and income taxes	$193,956	$32,506	$1,248	$227,710
Interest expense, net	27,331	—	—	27,331
Income before income taxes	166,625	32,506	1,248	200,379
Provision for income taxes	53,984	8,345	340	62,669
Income before equity in earnings of affiliates	112,641	24,161	908	137,710
Equity in earnings of affiliates, net of tax	4,267	—	—	4,267
Net income	116,908	24,161	908	141,977
Net (income) attributable to noncontrolling interests	(742)	(45)	—	(787)
Net income attributable to Sonoco	$116,166	$24,116	$908	$141,190
Per diluted common share*	$1.14	$0.24	$0.01	$1.38
*Due to rounding individual items may not sum across
(1) Consists primarily of costs related to acquisition and potential acquisitions.

SONOCO PRODUCTS COMPANY

RESULTS OF OPERATIONS
The following discussion provides a review of results for the six months ended July 2, 2017 versus the six months ended July 3, 2016.
OVERVIEW
Net sales for the first six months of 2017 were $2,413 million, an 0.8% decrease from the $2,432 million reported in the same period last year. The lower sales were the result of volume declines, the previously disclosed loss of the Company’s contract packaging businesses in Mexico and Brazil, and previously disclosed divestitures, the most significant of which was the Company's rigid plastic blowmolding operations. The year-over-year impact of the divestitures on sales was only partially offset by the impact of acquisitions. These factors were somewhat offset by increased sales prices implemented to recover higher raw material costs.
Net income attributable to Sonoco for the first six months of 2017 decreased 16.6% to $96.9 million, $0.96 per diluted share, compared to $116.2 million, $1.14 per diluted share, reported for the same period of 2016. Current period net income includes after-tax restructuring and asset impairment charges of $8.4 million and other after-tax, non-base charges totaling $26.5 million. These other charges consist primarily of pension settlement charges, which were $19.0 million after tax, acquisition-related costs, and the settlement of a tax audit in Canada. These charges were partially offset by insurance settlement gains and a tax gain related to a prior-year disposition. Results for the second quarter of 2016 include after-tax restructuring and asset impairment charges of $24.1 million, and after-tax acquisition-related costs of $0.9 million. Adjusted for these items, base net income attributable to Sonoco (base earnings) decreased 6.7% to $131.7 million, $1.31 per diluted share, in the first six months of 2017 down from $141.2 million, $1.38 per diluted share, in 2016.
The lower earnings in the first half of 2017 were the result of volume declines and unfavorable product mix, particularly in global rigid paper containers and retail packaging and fulfillment, and negative price/cost impact in the Company's Paper and Industrial Converted Products segment as the Company was able to recover only a portion of the steep increases in old corrugated containers (OCC) prices experienced during the first half of 2017. Despite contract pricing resets in the second quarter, the Company has not been able to fully recover material costs on a year-to-date basis. The divestiture of the Company's rigid plastic blowmolding operations in November 2016 also contributed to the lower year-over-year earnings in the first six months of 2017. These factors were partially offset by fixed-cost productivity and lower management incentive costs.
OPERATING REVENUE
Net sales for the first six months of 2017 decreased $19 million from the same period in 2016.
The components of the sales change were:

($ in millions)
Volume/mix	$(53)
Selling prices	84
Acquisitions and Divestitures	(18)
Foreign currency translation and other, net	(32)

Total sales decrease	$(19)

In order to enhance the meaningfulness of reported changes in volume/mix, an $19.7 million reduction in packaging center sales resulting from changes in the level of activity, primarily from the previously reported loss of contract packaging businesses in Mexico and Brazil, is classified above as "other" due to the low/inconsistent correlation that typically exists between changes in revenue and operating profit in our packaging center operations.

SONOCO PRODUCTS COMPANY

COSTS AND EXPENSES
The gross profit margin percentage declined to 18.9% for the first six months compared to 20.0% in the prior-year period. The 110 basis point decline in gross profit margin was largely attributable to a negative price/cost relationship in the Company's Paper and Industrial Converted Products segment. The negative price/cost relationship resulted primarily from a steep increase in OCC prices experienced during 2017 as the Company was able to recover only a portion of the higher costs due largely to the timing of contract resets with its customers which did not occur until the second quarter 2017. The translation impact of a stronger dollar lowered reported cost of goods sold by approximately $18 million compared to the first half of 2016.
In the six months ended July 2, 2017 selling, general and administrative ("SG&A") costs increased $22.5 million or 8.6%, from the six months ended July 3, 2016. This increase was driven by the previously mentioned pension settlement charges which were $31.1 million, before-tax. Additionally, legal and professional fees related to acquisitions and potential acquisitions, increased SG&A from acquired businesses, net of divested businesses, and increased wages all contributed to the increase in SG&A costs year over year. These items were partially offset by fixed cost reductions, including lower management incentive costs, and the impact of foreign currency translation.
In the first half of 2017, restructuring costs and asset impairment charges totaled $12.0 million compared with $32.5 million in the same period last year. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Net interest expense for the six months ended July 2, 2017 decreased to $24.9 million, compared with $27.3 million during the same period of 2016. The decrease was due to lower average interest rates applicable to debt and an increase in interest income.
The effective tax rate on GAAP and base earnings in the first six months of 2017 was 31.4% and 31.5%, respectively, compared with 32.4% and 31.3%, respectively, for the same period last year. The GAAP and base tax rates were both affected by favorable 2016 discrete tax adjustments including a benefit from the settlement of a contested state tax audit. These 2016 benefits were partially offset by the adoption of FASB Accounting Standards Update 2016-9 regarding accounting for share-based compensation, which requires excess tax benefits to be utilized as an offset to tax expense.  The Company adopted ASU 2016-09 effective January 1, 2017 using the prospective method.  In addition, the 2017 GAAP rate reflects a more favorable distribution of earnings between low and high tax jurisdictions, primarily from the pension settlement expense occurring in the U.S., which together with the 2016 sale of the French paper mill on which no tax benefit was generated, are the primary drivers of the overall GAAP rate decrease.
REPORTABLE SEGMENTS
The following table recaps net sales for the first six months of 2017 and 2016 ($ in thousands):

	Six Months Ended
	July 2, 2017	July 3, 2016	% Change
Net sales:
Consumer Packaging	$1,003,443	$1,038,345	(3.4)%
Display and Packaging	230,247	275,141	(16.3)%
Paper and Industrial Converted Products	911,699	856,416	6.5%
Protective Solutions	267,609	262,054	2.1%
Consolidated	$2,412,998	$2,431,956	(0.8)%

SONOCO PRODUCTS COMPANY

Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Six Months Ended
	July 2, 2017	July 3, 2016	% Change
Income before interest and income taxes:
Segment operating profit:
Consumer Packaging	$117,073	$122,374	(4.3)%
Display and Packaging	4,627	8,311	(44.3)%
Paper and Industrial Converted Products	68,236	70,779	(3.6)%
Protective Solutions	21,813	26,246	(16.9)%
Restructuring/Asset impairment charges	(12,008)	(32,506)
Other, net	(38,998)	(1,248)
Consolidated	$160,743	$193,956	(17.1)%

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the first six months of 2017 and 2016 ($ in thousands):

	Six Months Ended
	July 2, 2017	July 3, 2016
Restructuring/Asset impairment charges:
Consumer Packaging	$4,160	$6,585
Display and Packaging	723	5,467
Paper and Industrial Converted Products	4,808	18,521
Protective Solutions	1,854	494
Corporate	463	1,439
Total	$12,008	$32,506
Segment results viewed by Company management to evaluate segment performance do not include restructuring charges, asset impairment charges, acquisition-related charges, pension settlement charges, interest expense, income taxes, or certain other items, if any, the exclusion of which the Company believes improves the comparability and analysis of the ongoing operating performance of the business. Accordingly, the term “segment operating profit” is defined as the segment’s portion of “Income before interest and income taxes” excluding those items. All other general corporate expenses have been allocated as operating costs to each of the Company’s reportable segments.
Consumer Packaging
Segment sales decreased 3.4% from the prior year's year to date due to lower volume in composite cans in Europe and metal ends in North America, the divestiture of the Company's rigid plastic blowmolding operations, and the negative impact of foreign currency translation from a stronger U.S. dollar year over year. These factors were partially offset by sales from acquired businesses and modest sales price increases.
Segment operating profit decreased 4.3% year over year due to the divestiture of the Company's rigid plastic blowmolding operations and the lower volumes noted above. In addition, results were negatively impacted by higher labor, maintenance, and other operating expenses. These negative factors were partially offset by a favorable price/cost relationship and fixed-cost productivity.

Display and Packaging
Reported sales for the first six months of 2017 were down 16.3% compared to last year’s period due primarily to the previously disclosed loss of the Company’s contract packaging business in Mexico and Brazil. Lower volumes in our domestic displays and retail security packaging businesses and foreign currency translation also negatively impacted year-over-year sales.

SONOCO PRODUCTS COMPANY

Segment operating profit decreased $3.7 million, or 44.3%, from the prior year's first six months due to lower volume/mix in domestic display and retail packaging, which was partially offset by fixed-cost productivity.
Paper and Industrial Converted Products
Reported segment sales increased 6.5% as higher selling prices due to pricing contract resets and announced price increases, both driven by increased raw material prices, more than offset the impacts of the divestiture of a paperboard mill in France, volume declines, and foreign currency translation.
Operating profit decreased 3.6% as the average price for OCC in the Company's U.S. and Canada operations increased nearly 90 percent from the first half of the prior year. Most of the resulting pricing contract resets and announced price increases did not occur until the second quarter of 2017. Due to this timing, the Company was only able to recover a portion of the raw material cost increases incurred in the first six months of 2017. This resulted in a negative price/cost relationship. Additionally, higher labor, maintenance, and other operating expenses decreased period-over-period operating profit. The Company anticipates being able to more fully recover the higher raw material costs now that the scheduled contract resets and announced price adjustments have taken effect. However, OCC prices may increase during the second half of the year and such an increase would hamper the Company's raw material cost recovery efforts.
The Company's corrugating medium operation continues to under perform long-term expectations. This operation, which consists of only one machine, has been and continues to be under pressure due to market supply in North America exceeding demand. This has resulted in lower prices and reduced volume for our corrugating medium operation. Management is continuing to seek both near and long-term solutions including, but not limited to, modified run schedules, targeted cost reductions, strategic partnerships, and potential closure of the operation.
Protective Solutions
Segment sales were up 2.1% year over year as sales from acquisitions and higher prices were partially offset by unfavorable changes in volume/mix.
Operating profits decreased 16.9% on unfavorable changes in volume/mix, declines in manufacturing productivity, and a negative price/cost relationship. These were partially offset by fixed-cost productivity improvements.

OTHER ITEMS
Subsequent Events
New credit agreement
On July 20, 2017, the Company entered into a Credit Agreement in connection with a new $750 million bank credit facility which replaces the existing credit facility entered into on October 2, 2014, and reflects substantially the same terms and conditions. Included in the new facility are a $500 million five-year revolving credit facility and a $250 million five-year term loan. Based on the pricing grid in the Credit Agreement and the Company's current credit ratings, the borrowing has an all-in drawn margin above the London Interbank Offered Rate (LIBOR) of 112.5 basis points. Borrowings under the Credit Agreement are pre-payable at any time at the discretion of the Company and the term loan has annual amortization payments totaling $12.5 million.
Consistent with prior facilities, the $500 million revolving credit facility will continue to support the Company's $350 million commercial paper program. Proceeds from the $250 million term loan were used to repay the $150 million term loan entered into on March 13, 2017, and the remaining $100 million was used to partially fund the Clear Lam acquisition.
Completion of acquisition
On July 24, 2017, the Company completed the acquisition of Clear Lam, a family-held developer and manufacturer of flexible and forming plastic packaging films for approximately $170 million in cash. Clear Lam is based in Elk Grove Village, Illinois, with manufacturing facilities in Elk Grove Village and Nanjing, China, with nearly 400 total employees. Clear Lam is a technology leader in the development, production and conversion of high barrier flexible and forming films used to package a variety of products for consumer packaged goods companies and retailers, with a focus on structures used for perishable foods. The Clear Lam acquisition was financed by a combination of borrowings from a new term loan and available short-term credit facilities. It is expected to generate annual sales of approximately $140 million in the Consumer Packaging segment.

SONOCO PRODUCTS COMPANY

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
Pension and postretirement benefit plans
In February 2017, the Company initiated a program through which it offered certain terminated vested participants in the Sonoco Pension Plan for Inactive Participants, a qualified retirement plan in the United States, the opportunity to receive their benefits early as either a lump sum or an annuity. The terminated vested population comprised approximately 15% of the projected benefit obligation of this plan. At the close of the election period, approximately 51% of the eligible participants elected to take the early payment. These payments were distributed from plan assets in May and June 2017. As a result of settling these obligations, the Company recognized a non-cash pre-tax settlement charge of approximately $31.1 million in the second quarter of 2017.
Goodwill impairment evaluation
The Company completed its most recent annual goodwill impairment testing during the third quarter of 2016. In management’s opinion, Display and Packaging was deemed to be the reporting unit having the greatest risk of future impairment if actual results underperformed expectations. Total goodwill associated with this reporting unit was $203.4 million and based on the 2016 annual test, the estimated fair value of Display and Packaging exceeded its carrying value by approximately 64%.

Subsequent to the annual evaluation, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units is impaired. It is management’s opinion that no such triggering events have occurred.  However, the Company noted that as of July 2, 2017, recent results and the near-term outlook for the Display and Packaging reporting unit have declined from what was projected at the time of the 2016 annual evaluation. Based on the interim assessment as of July 2, 2017, which included consideration of both qualitative and quantitative factors, the Company concluded it was not likely that the goodwill of the unit was impaired. However, it is likely that the 2017 annual test to be performed in the third quarter will result in a notably lower estimated fair value of the reporting unit relative to its carrying value. A deterioration of the outlook for the Display and Packaging business could result in an impairment of goodwill in future periods.

SONOCO PRODUCTS COMPANY

Financial Position, Liquidity and Capital Resources
Cash flows provided by operations totaled $104.3 million in the six months ended July 2, 2017 compared with $186.0 million during the same period last year, a decline of $81.8 million. The year-over-year decrease in net income of $18.9 million was offset by a decrease in year to date net pension and post-retirement plan expenses and contributions of $20.1 million. However, changes in tax accounts consumed $38.4 million more cash in the first six months of 2017 compared to 2016. This increased consumption was partially driven by the settlement of outstanding taxes payable at the end of 2016 related to the disposal of the Company's blow molded plastics business. Asset impairment charges/losses on the dispositions of assets was $13.7 million less of a benefit in the current period compared to 2016. The benefit in 2016 included non-cash losses related to dispositions of a paper mill in France.
Trade accounts receivable consumed $14.8 million more cash in the first six months of 2017 than during the same period last year. This was largely the result of selling price increases realized during the second quarter of 2017. Year to date, inventories consumed $12.8 million in the 2017 period compared with $16.0 million consumed in the same period last year. Trade accounts payable provided $11.9 million of cash during the six months ended July 2, 2017 compared with consuming $7.7 million in the same period last year. Although the first half of both 2016 and 2017 saw increased rates of business activity following seasonal year-end slow downs, there were higher levels of deferred payments at December 31, 2015. The subsequent payment of these deferred payables in the first half of 2016 was a primary contributor to the $19.6 million year-over-year improvement in cash provided by trade accounts payable.
Reductions in accrued expenses used $29.3 million of cash in the six months ended July 2, 2017 compared with using $8.5 million in the same period last year. The increased use of cash of $20.8 million is primarily due to lower year-over-year accruals for management incentives and the timing of payments for value-added taxes, restructuring activities, payroll, payroll-related taxes and withholdings. Also reflected in the current year accrued expense reduction is a $3.3 million payment for the final settlement of environmental claims related to Fox River. Changes in prepaid expenses and other assets and liabilities used $9.7 million of additional cash in 2017 compared to 2016, largely attributable to a current year increase in miscellaneous prepaid expenses and the collection of miscellaneous receivables in the first half of 2016 that were outstanding at the end of 2015. Similar miscellaneous receivable items were not outstanding at the end of 2016.
Cash used in investing activities was $314.1 million in the six months ended July 2, 2017, compared with $104.3 million in the same period last year. The $209.8 million increase in the net use of cash reflects the 2017 acquisition of Packaging Holdings for $217.5 million. Capital spending was flat year over year. Capital spending in the second half of 2017 is expected to total approximately $90 million.
Cash provided by financing activities totaled $152.6 million in the six months ended July 2, 2017, $308.1 million more than the $155.5 million use of cash in the same period last year. Outstanding debt was $1,307.7 million at July 2, 2017 compared with $1,052.7 million at December 31, 2016. Net debt borrowings provided $232.9 million of cash during the six months ended July 2, 2017, including proceeds from a $150 million term loan used to fund the Packaging Holdings acquisition and an $87.0 million increase in borrowings from commercial paper. In the prior-year period, net debt repayments used $47.9 million of cash. The Company paid cash dividends of $75.6 million during the six months ended July 2, 2017, an increase of $2.9 million over the same period last year. Cash used to repurchase the Company's common, stock was lower year over year by $36.2 million as throughout 2016 the Company was engaged in a $100 million stock buyback program that was concluded by the end of the year.
On July 20, 2017, the Company entered into a credit agreement in connection with a new $750 million bank credit facility which replaced an existing credit facility entered into on October 2, 2014. See "Other Items - Subsequent Events - New Credit Agreement."The Company is continuing to explore strategic acquisition opportunities which may result in the additional use of cash. Given the nature of acquisitions, the timing and amounts of such utilization are not predictable. The Company expects that acquisitions requiring funding in excess of cash on hand would be financed using available borrowing capacity.
Cash and cash equivalents totaled $207.6 million and $257.2 million at July 2, 2017 and December 31, 2016, respectively. Of these totals, approximately $191 million and $175 million, respectively, were held outside of the United States by the Company’s foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. Under current law, cash repatriated to the United States is subject to federal income taxes, less applicable foreign tax credits. Because the

SONOCO PRODUCTS COMPANY

Company has domestic liquidity through a combination of on-going operating cash flow and access to bank and capital markets borrowings, it has generally considered its offshore cash balances to be indefinitely invested outside the United States and the Company currently has no plans to repatriate any of these cash balances. Accordingly, as of July 2, 2017, the Company is not providing for any deferred tax liability on the foreign earnings associated with these balances. However, if any such balances were to be repatriated, additional income tax payments could result. Computation of the potential deferred tax liability associated with unremitted earnings deemed to be indefinitely reinvested is not practicable.
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
During the six months ended July 2, 2017, the Company reported a net increase in cash and cash equivalents of $7.5 million due to a weaker U.S. dollar relative to certain foreign currencies, most notably the euro, the Polish zloty, and the Mexican peso.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage, and a minimum level of net worth, as defined in the agreements. As of July 2, 2017, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
The Company anticipates making additional contributions to its pension and postretirement plans of approximately $9 million during the remainder of 2017, which would result in total 2017 contributions of approximately $57 million. Future funding requirements beyond the current year will vary depending largely on actual investment returns, future actuarial assumptions, and legislative actions.
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
Prior to July 1, 2015, the Company used Venezuela's official exchange rate to report the results of its operations in Venezuela. As a result of significant inflationary increases, and to avoid distortion of its consolidated results from translation of its Venezuelan operations, the Company concluded that it was an appropriate time to begin translating its Venezuelan operations at an alternative exchange rate. Accordingly, effective July 1, 2015, the Company began translating its Venezuelan operating results and all monetary assets and liabilities in Venezuela using the alternative rate known as the SIMADI rate (replaced in 2016 by the DICOM rate). At July 2, 2017, the carrying value of the Company's net investment in its Venezuelan operations was approximately $2.3 million. In addition, at July 2, 2017, the Company's Accumulated Other Comprehensive Loss included a translation loss of $4.0 million related to its Venezuelan operations which would need to be reclassified to net income in the event of a complete exit of the business or a deconsolidation of these operations.
At July 2, 2017, the Company had commodity contracts outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. The total net fair market value of these instruments was a favorable position of $1.4 million and $3.6 million at at July 2, 2017 and December 31, 2016, respectively. Natural gas and aluminum hedge contracts covering an equivalent of 7.1 MMBTUs and 2,419 metric tons, respectively, were outstanding at July 2, 2017. Additionally, the Company had various currency contracts outstanding to fix the exchange rate on certain anticipated

SONOCO PRODUCTS COMPANY

foreign currency cash flows. The total market value of these instruments was a net unfavorable position of $(3.5) million at July 2, 2017, compared with a net unfavorable position of $(0.2) million at December 31, 2016. These contracts qualify as cash flow hedges and mature within twelve months of their respective reporting dates.
In addition, at July 2, 2017, the Company had various currency contracts outstanding to fix the exchange rate on certain foreign currency assets and liabilities. Although placed as an economic hedge, the Company does not apply hedge accounting to these contracts. The fair value of these currency contracts was a net unfavorable position of $(0.8) million at July 2, 2017 and $(0.7) million at December 31, 2016.
At July 2, 2017, the U.S. dollar had weakened against most of the functional currencies of the Company's foreign operations compared to December 31, 2016, resulting in a translation gain of $59.8 million being recorded in accumulated other comprehensive loss during the six months ended July 2, 2017.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation, of our management, including our Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, ("the Exchange Act") of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of July 2, 2017, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting occurring during the three months ended July 2, 2017, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Environmental Matters
The Company has been named as a potentially responsible party (PRP) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company's liability, if any, is shared with such other parties, but the Company's share has not been finally determined in most cases. In some cases, the Company has cost-sharing arrangements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued at July 2, 2017, cannot be determined. As of July 2, 2017 and December 31, 2016, the Company had accrued $20.7 million and $24.5 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.

Fox River
In January 2017, U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, obtained Court approval of a final settlement of cost recovery claims made by Appvion, Inc. for $3.3 million. The settlement was funded during the first quarter of 2017. Legal and professional fees relating to the settlement, totaling $0.4 million, were funded during the first and second quarters of 2017. As a result of the settlement becoming final, the Company and U.S. Mills have resolved all pending or threatened legal proceedings related to the Fox River matter, as well as any such proceedings known to be contemplated by government authorities.

Other legal matters
Additional information regarding legal proceedings is provided in Note 13 to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

SONOCO PRODUCTS COMPANY

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs[2]
4/03/17 - 5/07/17	6,013	$52.33	—	2,969,611
5/08/17 - 6/04/17	231	$51.89	—	2,969,611
6/05/17 - 7/02/17	361	$51.33	—	2,969,611
Total	6,605	$52.26	—	2,969,611

1
A total of 6,605 common shares were repurchased in the second quarter of 2017 related to shares withheld to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These shares were not repurchased as part of a publicly announced plan or program.

2
On February 10, 2016, the Company's Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company's common stock. A total of 2,030,389 shares were repurchased under this authorization during 2016 at a cost of $100.0 million. No shares were repurchased during the six-month period ended July 2, 2017. Accordingly, a total of 2,969,611 shares remain available for repurchase at July 2, 2017.

Item 6.	Exhibits.

10.	Credit Agreement, effective July 20, 2017

15.	Letter re: unaudited interim financial information

31.	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

101.
The following materials from Sonoco Products Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 2, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Income for the three and six months ended July 2, 2017 and July 3, 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 2, 2017 and July 3, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended July 2, 2017 and July 3, 2016, and (v) Notes to Condensed Consolidated Financial Statements.

SONOCO PRODUCTS COMPANY

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date:	August 2, 2017	By:	/s/ Barry L. Saunders
Barry L. Saunders
Senior Vice President and Chief Financial Officer
(principal financial officer)

/s/ James W. Kirkland
James W. Kirkland
Corporate Controller
(principal accounting officer)

SONOCO PRODUCTS COMPANY

EXHIBIT INDEX

Exhibit Number	Description
10	Credit Agreement, effective July 20, 2017

15	Letter re: unaudited interim financial information

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

101
The following materials from Sonoco Products Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 2, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Income for the three and six months ended July 2, 2017 and July 3, 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 2, 2017 and July 3, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended July 2, 2017 and July 3, 2016, and (v) Notes to Condensed Consolidated Financial Statements.