Form 10-Q
period 2017-10-01
SONOCO PRODUCTS CO
filed 2017-11-01
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at October 20, 2017:
Common stock, no par value: 99,400,898

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	October 1, 2017	December 31, 2016*
Assets
Current Assets
Cash and cash equivalents	$247,908	$257,226
Trade accounts receivable, net of allowances	751,445	625,411
Other receivables	51,229	43,553
Inventories:
Finished and in process	187,133	127,446
Materials and supplies	285,823	245,368
Prepaid expenses	51,787	49,764
	1,575,325	1,348,768
Property, Plant and Equipment, Net	1,182,384	1,060,017
Goodwill	1,240,439	1,092,215
Other Intangible Assets, Net	342,316	224,958
Deferred Income Taxes	52,549	42,130
Other Assets	176,615	155,115
Total Assets	$4,569,628	$3,923,203
Liabilities and Equity
Current Liabilities
Payable to suppliers	$559,432	$477,831
Accrued expenses and other	294,889	273,996
Notes payable and current portion of long-term debt	125,916	32,045
Accrued taxes	10,931	18,744
	991,168	802,616
Long-term Debt, Net of Current Portion	1,300,191	1,020,698
Pension and Other Postretirement Benefits	388,492	447,339
Deferred Income Taxes	91,009	59,753
Other Liabilities	40,142	38,092
Commitments and Contingencies
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 99,398 and 99,193 shares issued and outstanding at October 1, 2017 and December 31, 2016, respectively	7,175	7,175
Capital in excess of stated value	325,707	321,050
Accumulated other comprehensive loss	(596,953)	(738,380)
Retained earnings	1,996,244	1,942,513
Total Sonoco Shareholders’ Equity	1,732,173	1,532,358
Noncontrolling Interests	26,453	22,347
Total Equity	1,758,626	1,554,705
Total Liabilities and Equity	$4,569,628	$3,923,203

*
The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Net sales	$1,324,634	$1,208,724	$3,737,632	$3,640,680
Cost of sales	1,073,761	973,351	3,030,662	2,918,041
Gross profit	250,873	235,373	706,970	722,639
Selling, general and administrative expenses	130,280	121,583	413,626	382,387
Restructuring/Asset impairment charges	511	8,947	12,519	41,453
Income before interest and income taxes	120,082	104,843	280,825	298,799
Interest expense	14,741	13,133	41,649	41,414
Interest income	1,094	696	3,152	1,646
Income before income taxes	106,435	92,406	242,328	259,031
Provision for income taxes	35,545	29,618	78,251	83,602
Income before equity in earnings of affiliates	70,890	62,788	164,077	175,429
Equity in earnings of affiliates, net of tax	2,521	3,190	7,320	7,457
Net income	$73,411	$65,978	$171,397	$182,886
Net income attributable to noncontrolling interests	(599)	(583)	(1,727)	(1,325)
Net income attributable to Sonoco	$72,812	$65,395	$169,670	$181,561
Weighted average common shares outstanding:
Basic	100,275	100,925	100,214	101,320
Diluted	100,684	101,579	100,793	101,960
Per common share:
Net income attributable to Sonoco:
Basic	$0.73	$0.65	$1.69	$1.79
Diluted	$0.72	$0.64	$1.68	$1.78
Cash dividends	$0.39	$0.37	$1.15	$1.09
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Net income	$73,411	$65,978	$171,397	$182,886
Other comprehensive income/(loss):
Foreign currency translation adjustments	27,445	(3,157)	87,807	10,282
Changes in defined benefit plans, net of tax	10,301	5,799	58,311	14,753
Changes in derivative financial instruments, net of tax	(186)	641	(3,653)	5,263
Other comprehensive income	37,560	3,283	142,465	30,298
Comprehensive income	110,971	69,261	313,862	213,184
Net income attributable to noncontrolling interests	(599)	(583)	(1,727)	(1,325)
Other comprehensive loss (income) attributable to noncontrolling interests	(517)	363	(1,038)	(1,775)
Comprehensive income attributable to Sonoco	$109,855	$69,041	$311,097	$210,084
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended
	October 1, 2017	October 2, 2016
Cash Flows from Operating Activities:
Net income	$171,397	$182,886
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	1,486	7,157
Depreciation, depletion and amortization	159,130	156,542
Share-based compensation expense	9,028	14,277
Equity in earnings of affiliates	(7,320)	(7,457)
Cash dividends from affiliated companies	5,467	7,090
Net gain on disposition of assets	833	14,809
Pension and postretirement plan expense	66,245	34,165
Pension and postretirement plan contributions	(52,549)	(39,946)
Tax effect of share-based compensation exercises	—	2,365
Excess tax benefit of share-based compensation	—	(2,406)
Net increase/(decrease) in deferred taxes	(2,126)	2,998
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Trade accounts receivable	(70,908)	(69,189)
Inventories	(14,965)	(11,289)
Payable to suppliers	29,321	7,678
Prepaid expenses	(2,504)	3,996
Accrued expenses	1,229	16,350
Income taxes payable and other income tax items	(1,886)	22,951
Other assets and liabilities	(9,769)	5,700
Net cash provided by operating activities	282,109	348,677
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(144,738)	(142,073)
Cost of acquisitions, net of cash acquired	(383,358)	(21,338)
Cash paid for disposition of assets	—	(8,436)
Proceeds from the sale of assets	3,743	6,565
Investment in affiliates and other, net	1,739	63
Net cash used in investing activities	(522,614)	(165,219)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	436,335	230,393
Principal repayment of debt	(196,198)	(269,017)
Net change in commercial paper	98,000	—
Net increase in outstanding checks	500	6,796
Excess tax benefit of share-based compensation	—	2,406
Cash dividends	(114,368)	(109,821)
Shares acquired	(5,942)	(65,015)
Net cash provided by/(used in) financing activities	218,327	(204,258)
Effects of Exchange Rate Changes on Cash	12,860	(2,313)
Net Decrease in Cash and Cash Equivalents	(9,318)	(23,113)
Cash and cash equivalents at beginning of period	257,226	182,434
Cash and cash equivalents at end of period	$247,908	$159,321
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 1: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three and nine months ended October 1, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
With respect to the unaudited condensed consolidated financial information of the Company for the three- and nine-month periods ended October 1, 2017 and October 2, 2016 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 31, 2017 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Note 2: New Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The update to the standard is effective for periods beginning after December 15, 2018, with early adoption permitted in any interim period after issuance of this update. The Company does not expect the implementation of ASU 2017-12 to have a material effect on its consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires an employer to report service cost in the same line item as other compensation costs arising from employees during the period. The other components of net benefit cost as defined are required to be presented separately from the service cost component and outside a subtotal of income from operations, if one is presented, or disclosed. This update also allows only the service cost component to be eligible for capitalization when applicable and is effective for periods beginning after December 15, 2017. The amendments should be applied retrospectively for the presentation of the components of net benefit cost in the income statement and prospectively for the capitalization of the service cost component. The Company does not expect the implementation of ASU 2017-07 to have a material effect on its consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which impacts several aspects of the accounting for share-based payment transactions, including among others, the classification of excess tax benefits in the statements of income and cash flows and accounting for forfeitures. The Company's adoption of this update effective January 1, 2017 resulted in the recognition of $2,273 of excess tax benefits in the income statement during the nine-month period ended October 1, 2017. In accordance with the provisions of this ASU, excess tax benefits have also been recognized on a prospective basis within the operating section of the consolidated statement of cash flows for the nine-month period ended October 1, 2017, rather than the financing section. Pursuant to adoption of the new ASU, the Company recorded a cumulative charge to retained earnings of $318 for the elimination of estimated forfeitures associated with the Company's share-based compensation. The Company has elected to recognize forfeitures prospectively as they occur beginning January 1, 2017.
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
During the three- and nine-month periods ended October 1, 2017, there have been no other newly issued nor newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements. Further, at October 1, 2017, there were no other pronouncements pending adoption that are expected to have a material impact on the Company’s consolidated financial statements.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 3: Acquisitions
On July 24, 2017, the Company completed the acquisition of Clear Lam Packaging, Inc. ("Clear Lam") for $164,585, net of cash acquired. Final consideration will be subject to an adjustment for working capital, which is expected to be completed by the end of the first quarter of 2018. Clear Lam manufactures high barrier flexible and forming films used to package a variety of products for consumer packaged goods companies, retailers and other industrial manufacturers, with a focus on structures used for perishable foods. It has production facilities in Elk Grove Village, Illinois, and Nanjing, China. The Company financed a portion of the transaction with $100,000 in borrowings from a $250,000 five-year term loan with the remaining purchase price funded from available short-term credit facilities.
The provisional fair values of the assets acquired and liabilities assumed in connection with the acquisition of Clear Lam are as follows:

Trade accounts receivable	$10,578
Inventories	27,299
Property, plant and equipment	25,673
Goodwill	48,818
Other intangible assets	77,600
Trade accounts payable	(14,455)
Other net tangible assets /(liabilities)	(10,928)
Net assets	$164,585

Management is continuing to finalize its valuation of certain assets and liabilities of Clear Lam including, but not limited to: inventory; property, plant and equipment; other intangible assets; deferred income taxes; and capital leases. Factors comprising goodwill, all of which is expected to be deductible for income tax purposes, include increased access to certain markets as well as the value of the assembled workforce. Clear Lam's financial results are included in the Company's Consumer Packaging segment.
On March 14, 2017, the Company completed the acquisition of Packaging Holdings, Inc. and subsidiaries, including Peninsula Packaging LLC ("Packaging Holdings"), for $218,774, net of cash acquired. Packaging Holdings manufactures thermoformed packaging for a wide range of whole fresh fruits, pre-cut fruits and produce, prepared salad mixes, as well as baked goods in retail supermarkets from five manufacturing facilities, including four in the United States and one in Mexico. The Company financed the transaction with a combination of cash and borrowings including a $150,000 three-year term loan.
The fair values of the assets acquired and liabilities assumed in connection with the acquisition of Packaging Holdings are as follows:

Trade accounts receivable	$14,143
Inventories	43,276
Property, plant and equipment	53,787
Goodwill	72,316
Other intangible assets	60,190
Trade accounts payable	(22,286)
Other net tangible assets /(liabilities)	(2,652)
Net assets	$218,774

During the third quarter of 2017, the Company continued to finalize its valuations of certain assets and liabilities of Packaging Holdings based on new information obtained about facts and circumstances that existed as of the acquisition date. The continuing valuation includes, but is not limited to: inventory; property, plant and equipment; other intangible assets; deferred income taxes; and capital leases. The valuations are expected to be completed in the fourth quarter of 2017. Factors comprising goodwill, of which approximately $30,500 is expected to be deductible for income tax purposes, include increased access to certain markets as well as the value of the assembled workforce. Packaging

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Holding's financial results are included in the Company's Consumer Packaging segment and the business will operate as the Peninsula brand of thermoformed packaging products within the Company's global plastics division.
The Company has accounted for the Packaging Holdings and Clear Lam acquisitions as business combinations under the acquisition method of accounting in accordance with the business combinations subtopic of the Accounting Standards Codification and has included their results of operations in the Company’s Condensed Consolidated Statements of Income.
The following table presents the aggregate, unaudited financial results for Packaging Holdings and Clear Lam from their respective dates of acquisition:

	(unaudited)
Aggregate Supplemental Information	Three Months Ended	Nine Months Ended
Packaging Holdings and Clear Lam	October 1, 2017	October 1, 2017
Actual net sales	$77,764	$145,983
Actual net income	$1,976	$2,160

Although neither of the acquisitions completed during the nine months ended October 1, 2017, is considered individually material, they are considered material on a combined basis. The following table presents the Company's estimated unaudited pro forma consolidated results for the three and nine-month periods ended October 1, 2017 and October 2, 2016, assuming both acquisitions had occurred on January 1, 2016. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had been completed as of the beginning of 2016, nor are they necessarily indicative of future consolidated results.

	(unaudited)		(unaudited)
Pro Forma Supplemental Information	Three Months Ended		Nine Months Ended
Consolidated	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Net sales	$1,332,532	$1,293,139	$3,844,048	$3,873,977
Net income attributable to Sonoco	$73,284	$66,334	$172,470	$173,219
Earnings per share:
Pro forma basic	$0.73	$0.66	$1.72	$1.71
Pro forma diluted	$0.73	$0.65	$1.71	$1.70

The pro forma information above does not project the Company’s expected results of any future period and gives no effect for any future synergistic benefits that may result from consolidating these subsidiaries or costs from integrating their operations with those of the Company. Pro forma information for both 2017 and 2016 includes adjustments to depreciation, amortization, interest expense, and income taxes. Acquisition-related costs of $4,285 and non-recurring expenses related to fair value adjustments to acquisition-date inventory of $5,750 were recognized in 2017 in connection with the acquisitions of Packaging Holdings and Clear Lam. These costs are excluded from 2017 pro forma net income and reflected as though having been incurred on January 1, 2016.
During the nine-month period ended October 1, 2017, the Company updated its valuations of the assets and liabilities acquired in conjunction with the 2016 acquisitions of Plastic Packaging Inc. (“PPI”) and Laminar Medica (“Laminar”) based on information obtained about facts and circumstances that existed as of their respective acquisition dates. As a result, measurement period adjustments were made to the previously disclosed provisional fair values of PPI's net assets that increased identifiable intangibles by $1,400, increased property, plant and equipment by $400, increased the deferred tax liability by $1,085, and decreased goodwill by $715.  The measurement period adjustments to the previously disclosed provisional fair values of Laminar's net assets decreased goodwill by $326, decreased deferred tax liabilities by $487 and decreased property, plant and equipment by $161.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Acquisition-related costs of $963 and $943 were incurred during the three months ended October 1, 2017 and October 2, 2016, respectively, and $6,233 and $2,092 during the nine months ended October 1, 2017 and October 2, 2016, respectively. Acquisition-related costs consist primarily of legal and professional fees and are included in "Selling, general and administrative expenses" in the Company's Condensed Consolidated Statements of Income.
Note 4: Shareholders' Equity
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share (dollars and shares in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Numerator:
Net income attributable to Sonoco	$72,812	$65,395	$169,670	$181,561
Denominator:
Weighted average common shares outstanding:
Basic	100,275	100,925	100,214	101,320
Dilutive effect of stock-based compensation	409	654	579	640
Diluted	100,684	101,579	100,793	101,960
Net income attributable to Sonoco per common share:
Basic	$0.73	$0.65	$1.69	$1.79
Diluted	$0.72	$0.64	$1.68	$1.78
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
The average number of stock appreciation rights that were not dilutive and therefore not included in the computation of diluted earnings per share during the three- and nine-month periods ended October 1, 2017 and October 2, 2016 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016

Anti-dilutive stock appreciation rights	531	—	473	477
No adjustments were made to net income attributable to Sonoco in the computations of earnings per share.
Stock Repurchases
On February 10, 2016, the Company’s Board of Directors authorized the repurchase of up to 5,000 shares of the Company's common stock. A total of 2,030 shares were purchased during 2016 at a cost of $100,000, leaving a total of 2,970 shares remaining available for repurchase at December 31, 2016. No shares were repurchased under this authorization during the nine months ended October 1, 2017. At October 1, 2017, a total of 2,970 shares remain available for repurchase.
The Company frequently repurchases shares of its common stock to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 113 shares in the nine months ended October 1, 2017 at a cost of $5,942, and 136 shares in the nine months ended October 2, 2016 at a cost of $6,072.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Dividend Declarations
On July 19, 2017, the Board of Directors declared a regular quarterly dividend of $0.39 per share. This dividend was paid on September 8, 2017 to all shareholders of record as of August 11, 2017.
On October 16, 2017, the Board of Directors declared a regular quarterly dividend of $0.39 per share. This dividend is payable on December 8, 2017 to all shareholders of record as of November 10, 2017.
Noncontrolling Interests
During the third quarter of 2017, the Company recorded a noncontrolling interest related to the creation of a joint venture for the manufacture of tubes and cores from a facility in Saudi Arabia. The Company owns a 51% share in the joint venture, which is not yet operational. The assets of the joint venture have been consolidated, and a noncontrolling interest in the amount of $1,341 recorded in the Company’s Condensed Consolidated Balance Sheet at October 1, 2017.

Note 5: Restructuring and Asset Impairment
The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2017 and 2016 are reported as “2017 Actions” and “2016 Actions,” respectively. Actions initiated prior to 2016, all of which were substantially complete at October 1, 2017, are reported as “2015 and Earlier Actions.”
Following are the total restructuring and asset impairment charges/(credits), net of adjustments, and gains on dispositions recognized by the Company during the periods presented:

	2017		2016
	Third Quarter	Nine Months	Third Quarter	Nine Months
Restructuring/Asset impairment:
2017 Actions	$1,610	$7,798	$—	$—
2016 Actions	(68)	1,816	3,389	29,434
2015 and Earlier Actions	(1,233)	2,365	2,941	9,402
Other asset impairments	202	540	2,617	2,617
Restructuring/Asset impairment charges	$511	$12,519	$8,947	$41,453
Income tax benefit	$(445)	(4,081)	$(2,097)	(10,442)
Less: Costs attributable to noncontrolling interests, net of tax	(21)	(35)	(34)	(78)
Restructuring/asset impairment charges attributable to Sonoco, net of tax	$45	$8,403	$6,816	$30,933
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

2017 Actions
During 2017, the Company announced the closure of an expanded foam protective packaging plant in North Carolina (part of the Protective Solutions segment) and a tubes and cores plant in Iowa (part of the Paper and Industrial Converted Products segment). In addition, approximately 120 positions were eliminated in the first nine months of 2017 in conjunction with the Company's ongoing organizational effectiveness efforts.
Below is a summary of 2017 Actions and related expenses by segment and by type incurred and estimated to be incurred through completion.

2017 Actions	Third Quarter 2017	Total Incurred to Date	Estimated Total Cost
Severance and Termination Benefits
Consumer Packaging	$60	$1,376	$1,576
Display and Packaging	—	172	172
Paper and Industrial Converted Products	748	$2,952	3,452
Protective Solutions	83	1,057	1,157
Corporate	(4)	452	452
Asset Impairment / Disposal of Assets
Consumer Packaging	126	126	126
Paper and Industrial Converted Products	13	13	13
Protective Solutions	55	832	832
Other Costs
Consumer Packaging	37	288	288
Paper and Industrial Converted Products	62	100	650
Protective Solutions	430	430	430
Total Charges and Adjustments	$1,610	$7,798	$9,148
The following table sets forth the activity in the 2017 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2017 Actions	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity 2017 Year to Date
Liability at December 31, 2016	$—	$—	$—	$—
2017 charges	6,009	971	818	7,798
Cash receipts/(payments)	(3,674)	457	(818)	(4,035)
Asset write downs/disposals	—	(1,428)	—	(1,428)
Foreign currency translation	29	—	—	29
Liability at October 1, 2017	$2,364	$—	$—	$2,364
Included in "Asset Impairment/Disposal of Assets" above is a loss of $903 primarily relating to the impairment of fixed assets resulting from the closure of an expanded foam protective packaging plant in North Carolina, and losses of $68 relating primarily to the sale of a vacated building. The Company received proceeds of $457 from the sale of this building and wrote off assets of $525.
"Other costs" consists primarily of costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance. The Company expects to pay the majority of the remaining 2017 Actions restructuring costs by the end of 2017 using cash generated from operations.

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
Below is a summary of 2016 Actions and related expenses by segment and by type incurred and estimated to be incurred through completion.

	2017		2016		Total Incurred to Date	Estimated Total Cost
2016 Actions	Third Quarter	Nine Months	Third Quarter	Nine Months
Severance and Termination Benefits
Consumer Packaging	$—	$1	$766	$2,218	$2,408	$2,408
Display and Packaging	(22)	(18)	372	3,025	4,286	4,286
Paper and Industrial Converted Products	5	419	1,187	5,328	6,306	6,306
Protective Solutions	—	—	109	469	678	678
Corporate	14	14	3	1,442	1,564	1,564
Asset Impairment / Disposal of Assets
Consumer Packaging	$—	—	—	(306)	(306)	(306)
Display and Packaging	—	96	475	2,712	2,808	2,808
Paper and Industrial Converted Products	—	45	—	13,279	13,345	13,345
Other Costs
Consumer Packaging	$14	42	12	314	773	773
Display and Packaging	20	388	37	48	674	674
Paper and Industrial Converted Products	(99)	779	428	905	2,077	2,077
Protective Solutions	—	50	—	—	200	200
Total Charges and Adjustments	$(68)	$1,816	$3,389	$29,434	$34,813	$34,813
The following table sets forth the activity in the 2016 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2016 Actions	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity 2017 Year to Date
Liability at December 31, 2016	$3,558	$—	$640	$4,198
2017 charges	416	141	1,259	1,816
Adjustments	—	—	—	—
Cash payments	(3,098)	—	(1,354)	(4,452)
Asset write downs/disposals	—	(141)	(252)	(393)
Foreign currency translation	12	—	34	46
Liability at October 1, 2017	$888	$—	$327	$1,215

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
2015 and Earlier Actions
2015 and Earlier Actions are comprised of a number of plant closures and workforce reductions initiated prior to 2016. Included in "Total Charges and Adjustments" below is a gain of $2,022 related to the sale of land and building of a rigid paper plant in Manchester, England (part of the Consumer Packaging Segment). The Company received proceeds from the sale of $2,741 and wrote off assets of $719. Additional charges for these actions in both 2017 and 2016 primarily relate to the cost of plant closures including severance, equipment removal, plant security, property taxes and insurance.
The Company expects to recognize future pretax charges of approximately $100 associated with 2015 and Earlier Actions.
Below is a summary of expenses incurred by segment for 2015 and Earlier Actions for the three- and nine- month periods ended October 1, 2017 and October 2, 2016.

	2017		2016
2015 and Earlier Actions	Third Quarter	Nine Months	Third Quarter	Nine Months
Consumer Packaging	$(1,348)	$1,216	$2,079	$7,216
Display and Packaging	—	83	113	679
Paper and Industrial Converted Products	62	953	744	1,368
Protective Solutions	53	106	18	152
Corporate	—	7	(13)	(13)
Total Charges and Adjustments	$(1,233)	$2,365	$2,941	$9,402
The accrual for 2015 and Earlier Actions totaled $3,211 and $3,608 at October 1, 2017 and December 31, 2016, respectively, and is included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. The accrual relates primarily to unpaid severance and building lease terminations. The Company expects the majority of the liability associated with 2015 and Earlier Actions to be paid by the end of 2017 using cash generated from operations.
Other asset impairments
In addition to the restructuring charges discussed above, as a result of the continued devaluation of the Venezuelan Bolivar in 2017, the Company recognized impairment charges against inventories and certain long-term nonmonetary assets totaling $338. The assets were deemed to be impaired as the U.S. dollar value of the projected cash flows from these assets was no longer sufficient to recover their U.S. dollar carrying values. In addition, the Company has recognized foreign exchange remeasurement losses on net monetary assets of $202.
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
The asset impairment charges and remeasurement loss are included in "Restructuring/Asset impairment charges" in the Company's Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in the balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the nine months ended October 1, 2017 and October 2, 2016:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$1,939	$(453,821)	$(286,498)	$(738,380)
Other comprehensive income/(loss) before reclassifications	(654)	22,337	86,769	108,452
Amounts reclassified from accumulated other comprehensive loss to net income	(2,984)	35,974	—	32,990
Amounts reclassified from accumulated other comprehensive loss to fixed assets	(15)	—	—	(15)
Other comprehensive income/(loss)	(3,653)	58,311	86,769	141,427
Balance at October 1, 2017	$(1,714)	$(395,510)	$(199,729)	$(596,953)

Balance at December 31, 2015	$(5,152)	$(444,244)	$(253,137)	$(702,533)
Other comprehensive income/(loss) before reclassifications	1,318	(5,020)	10,282	6,580
Amounts reclassified from accumulated other comprehensive loss to net income	3,897	19,773	—	23,670
Amounts reclassified from accumulated other comprehensive loss to fixed assets	48	—	—	48
Other comprehensive income	5,263	14,753	10,282	30,298
Balance at October 2, 2016	$111	$(429,491)	$(242,855)	$(672,235)

"Other comprehensive income/(loss) before reclassifications" during the nine months ended October 1, 2017, includes $5,071 of "Defined Benefit Pension Items" related to the release of a portion of the valuation allowance on deferred tax assets related to the pension plan of a foreign subsidiary.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The following table summarizes the effects on net income of significant amounts reclassified from each component of accumulated other comprehensive loss for the three- and nine-month periods ended October 1, 2017 and October 2, 2016:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended		Nine Months Ended
Details about Accumulated Other Comprehensive Loss Components	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016	Affected Line Item in the Condensed Consolidated Statements of Income
Gains and losses on cash flow hedges
Foreign exchange contracts	$4,814	$(2,370)	$8,097	$(5,217)	Net sales
Foreign exchange contracts	(2,766)	907	(4,808)	2,339	Cost of sales
Commodity contracts	656	(541)	1,367	(3,346)	Cost of sales
	2,704	(2,004)	4,656	(6,224)	Income before income taxes
	(977)	630	(1,672)	2,327	Provision for income taxes
	$1,727	$(1,374)	$2,984	$(3,897)	Net income
Defined benefit pension items
Effect of settlement loss(a)	$(476)	$—	$(31,550)	$—	Selling, general and administrative expenses
Amortization of defined benefit pension items(a)	(7,155)	(7,392)	(21,994)	(21,903)	Cost of sales
Amortization of defined benefit pension items(a)	(2,385)	(2,464)	(7,331)	(7,301)	Selling, general and administrative expenses
	(10,016)	(9,856)	(60,875)	(29,204)	Income before income taxes
	3,935	2,227	24,901	9,431	Provision for income taxes
	$(6,081)	$(7,629)	$(35,974)	$(19,773)	Net income
Total reclassifications for the period	$(4,354)	$(9,003)	$(32,990)	$(23,670)	Net income

(a)	See Note 10 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The following table summarizes the before and after tax amounts for the various components of other comprehensive income/(loss) for the three-month periods ended October 1, 2017 and October 2, 2016:

	Three months ended October 1, 2017			Three months ended October 2, 2016
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items	$26,928	$—	$26,928	$(3,157)	$—	$(3,157)
Defined benefit pension items:
Other comprehensive income/(loss) before reclassifications	6,634	(2,414)	4,220	(2,531)	701	(1,830)
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	10,016	(3,935)	6,081	9,856	(2,227)	7,629
Net other comprehensive income/(loss) from defined benefit pension items	16,650	(6,349)	10,301	7,325	(1,526)	5,799
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	2,425	(859)	1,566	(1,024)	221	(803)
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	(2,704)	977	(1,727)	2,004	(630)	1,374
Amounts reclassified from accumulated other comprehensive income/(loss) to fixed assets	(25)	—	(25)	70	—	70
Net other comprehensive income/(loss) from cash flow hedges	(304)	118	(186)	1,050	(409)	641
Other comprehensive income/(loss)	$43,274	$(6,231)	$37,043	$5,218	$(1,935)	$3,283

The following table summarizes the before and after tax amounts for the various components of other comprehensive income/(loss) for the nine-month periods ended October 1, 2017 and October 2, 2016:

	Nine months ended October 1, 2017			Nine months ended October 2, 2016
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items	$86,769	$—	$86,769	$10,282	$—	$10,282
Defined benefit pension items:
Other comprehensive income/(loss) before reclassifications	25,655	(3,318)	22,337	(7,926)	2,906	(5,020)
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	60,875	(24,901)	35,974	29,204	(9,431)	19,773
Net other comprehensive income/(loss) from defined benefit pension items	86,530	(28,219)	58,311	21,278	(6,525)	14,753
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	(1,021)	367	(654)	2,106	(788)	1,318
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	(4,656)	1,672	(2,984)	6,224	(2,327)	3,897
Amounts reclassified from accumulated other comprehensive income/(loss) to fixed assets	(15)	—	(15)	48	—	48
Net other comprehensive income/(loss) from cash flow hedges	(5,692)	2,039	(3,653)	8,378	(3,115)	5,263
Other comprehensive income/(loss)	$167,607	$(26,180)	$141,427	$39,938	$(9,640)	$30,298

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 7: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill by segment for the nine months ended October 1, 2017 is as follows:

	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Goodwill at December 31, 2016	$435,590	$203,414	$221,983	$231,228	$1,092,215
Acquisitions	121,134	—	—	—	121,134
Foreign currency translation	16,533	—	10,681	917	28,131
Other	(715)	—	—	(326)	(1,041)
Goodwill at October 1, 2017	$572,542	$203,414	$232,664	$231,819	$1,240,439

The acquisitions of Packaging Holdings in March 2017 and Clear Lam in July 2017 resulted in the recognition of $72,316 and $48,818 of goodwill, respectively. In addition, measurement period adjustments were made in the first nine months of 2017 to the provisional fair values of the assets acquired and the liabilities assumed in the November 2016 acquisition of PPI and the September 2016 acquisition of Laminar, resulting in reductions in goodwill of $715 for PPI and $326 for Laminar. See Note 3 for additional information.
The Company assesses goodwill for impairment annually and from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. The Company completed its most recent annual goodwill impairment testing during the third quarter of 2017. As part of this testing, the Company analyzed certain qualitative and quantitative factors in determining goodwill impairment. The Company's assessments reflected a number of significant management assumptions and estimates including the Company's forecast of sales volumes and prices, profit margins, income taxes, capital expenditures and changes in working capital requirements. Changes in these assumptions and/or discount rates could materially impact the Company's conclusions. Based on its assessments, the Company concluded that there was no impairment of goodwill for any of its reporting units.
Although no reporting units failed the assessments noted above, in management’s opinion, the reporting units having the greatest risk of a significant future impairment if actual results fall short of expectations are Display and Packaging, and Paper and Industrial Converted Products - Europe. Total goodwill associated with these reporting units was $203,414 and $93,277, respectively, at October 1, 2017. A large portion of projected sales in the Display and Packaging reporting unit is concentrated in two customers, the loss of either of which could impact the Company's conclusion regarding the likelihood of goodwill impairment for the unit.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Other Intangible Assets
A summary of other intangible assets as of October 1, 2017 and December 31, 2016 is as follows:

	October 1, 2017	December 31, 2016
Other Intangible Assets, gross:
Patents	$21,957	$13,164
Customer lists	496,623	362,162
Trade names	25,127	19,902
Proprietary technology	20,771	20,721
Land use rights	294	288
Other	1,737	1,701
Other Intangible Assets, gross	$566,509	$417,938

Accumulated Amortization:
Patents	(6,469)	(5,647)
Customer lists	(199,924)	(172,292)
Trade names	(3,881)	(2,733)
Proprietary technology	(12,709)	(11,236)
Land use rights	(46)	(41)
Other	(1,164)	(1,031)
Total Accumulated Amortization	$(224,193)	$(192,980)
Other Intangible Assets, net	$342,316	$224,958
The Packaging Holdings acquisition in March 2017 resulted in the addition of $60,190 of intangible assets, of which $48,400 related to customer lists, $8,790 related to patents, and $3,000 related to trade names. The Clear Lam acquisition in July 2017 resulted in the addition of $77,600 of intangible assets, of which $75,500 related to customer lists and $2,100 related to trade names. In addition, measurement period adjustments were made in the first quarter of 2017 to the provisional fair values of the assets acquired and the liabilities assumed in the November 2016 acquisition of PPI which resulted in the recognition of an additional $1,400 of intangible assets, all of which related to customer lists. These intangible assets will be amortized over an expected average useful life of 13.4 years.
Other intangible assets are amortized on a straight-line basis over their respective useful lives, which generally range from three to forty years. The Company has no intangible assets with indefinite lives.
Aggregate amortization expense was $10,117 and $7,767 for the three months ended October 1, 2017 and October 2, 2016, respectively, and $26,706 and $24,334 for the nine months ended October 1, 2017 and October 2, 2016, respectively. Amortization expense on other intangible assets is expected to total approximately $37,500 in 2017, $42,700 in 2018, $41,500 in 2019, $38,900 in 2020 and $37,100 in 2021.

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

	October 1, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$1,300,191	$1,428,716	$1,020,698	$1,116,336
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
Cash Flow Hedges
At October 1, 2017 and December 31, 2016, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. These contracts, which have maturities ranging to December 2019, qualify as cash flow hedges under U.S. GAAP. To the extent considered effective, the changes in fair value of these contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which the hedged item impacts earnings. The Company has determined all hedges to be highly effective and as a result no material ineffectiveness has been recorded.
Commodity Cash Flow Hedges
The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas and aluminum. At October 1, 2017, natural gas swaps covering approximately 5.8 MMBTUs were outstanding. These contracts represent approximately 89%, 54%, and 35% of anticipated U.S. and Canadian usage for the remainder of 2017, 2018 and 2019, respectively. Additionally, the Company had swap contracts covering 1,210 metric tons of aluminum, representing approximately 63% of anticipated usage for the remainder of 2017. The fair values of the Company’s commodity cash flow hedges netted to a loss position of $(33) at October 1, 2017, and a gain position of $3,636 at December 31, 2016. The amount of the loss included in Accumulated Other Comprehensive Loss at October 1, 2017, that is expected to be reclassified to the income statement during the next twelve months is $(24).
Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases forecast to occur in 2017. The net positions of these contracts at October 1, 2017 were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	890,854
Mexican peso	purchase	147,650
Canadian dollar	purchase	13,568
British pound	purchase	7,240
Turkish lira	purchase	3,600
Russian ruble	purchase	1,880
New Zealand dollar	sell	(170)
Australian dollar	sell	(195)
Polish zloty	sell	(907)
Euro	sell	(4,101)
The fair value of these foreign currency cash flow hedges netted to loss positions of $(2,158) at October 1, 2017 and $(184) at December 31, 2016. In addition, the Company has entered into forward contracts to hedge certain foreign currency cash flow transactions related to construction in progress. As of October 1, 2017, the net position of these contracts was $313 and during the nine months ended October 1, 2017, gains from these hedges totaling $15 were reclassified from accumulated other comprehensive loss and included in the carrying value of the assets acquired. For all

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

cash flow hedges, losses of $(2,471) are expected to be reclassified from Accumulated Other Comprehensive Loss to the income statement during the next twelve months.
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
The net positions of these contracts at October 1, 2017, were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	3,309,227
Mexican peso	purchase	304,162
Canadian dollar	purchase	18,882
The fair value of the Company’s other derivatives was in a gain position of $124 and a loss position of $(696) at October 1, 2017 and December 31, 2016, respectively.
The following table sets forth the location and fair values of the Company’s derivative instruments at October 1, 2017 and December 31, 2016:

Description	Balance Sheet Location	October 1, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$630	$3,240
Commodity Contracts	Other assets	$80	$527
Commodity Contracts	Accrued expenses and other	$(540)	$(89)
Commodity Contracts	Other liabilities	$(203)	$(42)
Foreign Exchange Contracts	Prepaid expenses	$81	$761
Foreign Exchange Contracts	Accrued expenses and other	$(2,552)	$(946)
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Prepaid expenses	$397	$194
Foreign Exchange Contracts	Accrued expenses and other	$(273)	$(890)
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The following tables set forth the effect of the Company's derivative instruments on financial performance for the three months ended October 1, 2017 and October 2, 2016:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships:
Three months ended October 1, 2017
Foreign Exchange Contracts	$3,119	Net sales	$4,814	Net sales	$—
		Cost of sales	$(2,766)
Commodity Contracts	$(694)	Cost of sales	$656	Cost of sales	$100
Three months ended October 2, 2016
Foreign Exchange Contracts	$130	Net sales	$(2,370)	Net sales	$—
		Cost of sales	$907
Commodity Contracts	$(1,110)	Cost of sales	$(541)	Cost of sales	$(54)

Description	Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Derivatives not Designated as Hedging Instruments:
Three months ended October 1, 2017
Foreign Exchange Contracts	Cost of sales	$—
	Selling, general and administrative	$(3,172)
Three months ended October 2, 2016
Foreign Exchange Contracts	Cost of sales	$—
	Selling, general and administrative	$(743)
The following tables set forth the effect of the Company’s derivative instruments on financial performance for the nine months ended October 1, 2017 and October 2, 2016:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships:
Nine months ended October 1, 2017
Foreign Exchange Contracts	$936	Net sales	$8,097	Net sales	$—
		Cost of sales	$(4,808)
Commodity Contracts	$(1,957)	Cost of sales	$1,367	Cost of sales	$(100)
Nine months ended October 2, 2016
Foreign Exchange Contracts	$1,700	Net sales	$(5,217)	Net sales	$—
		Cost of sales	$2,339
Commodity Contracts	$406	Cost of sales	$(3,346)	Cost of sales	$(52)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Description	Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Derivatives not Designated as Hedging Instruments:
Nine months ended October 1, 2017
Foreign Exchange Contracts	Cost of sales	$—
	Selling, general and administrative	$(2,074)
Nine months ended October 2, 2016
Foreign Exchange Contracts	Cost of sales	$—
	Selling, general and administrative	$373

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
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	October 1, 2017	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(33)	$—	$—	$(33)	$—
Foreign exchange contracts	$(2,471)	$—	$—	$(2,471)	$—
Non-hedge derivatives, net:
Foreign exchange contracts	$124	$—	$—	$124	$—
Deferred compensation plan assets	$255	$—	$255	$—	$—

Description	December 31, 2016	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$3,636	$—	$—	$3,636	$—
Foreign exchange contracts	$(185)	$—	$—	$(185)	$—
Non-hedge derivatives, net:
Foreign exchange contracts	$(696)	$—	$—	$(696)	$—
Deferred compensation plan assets	$349	$—	$349	$—	$—

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
The Company does not currently have any non-financial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company’s financial assets or liabilities are measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the three- and nine-month periods ended October 1, 2017.

Note 11: Employee Benefit Plans
Retirement Plans and Retiree Health and Life Insurance Plans
The Company provides non-contributory defined benefit pension plans to certain of its employees in the United States and certain of its employees in Mexico and Belgium. The Company also sponsors contributory defined benefit pension plans covering the majority of its employees in the United Kingdom, Canada, and the Netherlands. In addition, the Company provides postretirement healthcare and life insurance benefits to a limited number of its retirees and their dependents in the United States and Canada, based on certain age and/or service eligibility requirements.
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
The components of net periodic benefit cost include the following:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Retirement Plans
Service cost	$4,626	$4,938	$13,835	$14,760
Interest cost	13,716	14,842	42,085	45,152
Expected return on plan assets	(20,297)	(21,201)	(60,833)	(64,633)
Amortization of prior service cost	228	188	683	569
Amortization of net actuarial loss	9,625	9,958	29,585	29,514
Effect of settlement loss	476	—	31,550	—
Net periodic benefit cost	$8,374	$8,725	$56,905	$25,362
Retiree Health and Life Insurance Plans
Service cost	70	77	234	233
Interest cost	123	120	347	364
Expected return on plan assets	(408)	(393)	(1,228)	(1,191)
Amortization of prior service credit	(124)	(124)	(374)	(376)
Amortization of net actuarial gain	(189)	(166)	(569)	(503)
Net periodic benefit income	$(528)	$(486)	$(1,590)	$(1,473)

The Company made aggregate contributions of $38,483 and $26,594 to its defined benefit retirement and retiree health and life insurance plans during the nine months ended October 1, 2017 and October 2, 2016, respectively. The Company expects to make additional aggregate contributions of approximately $55,000 to its defined benefit retirement and retiree health and life insurance plans over the remainder of 2017, which includes a $50,000 voluntary contribution to its U.S. qualified defined benefit pension plan made on October 25, 2017.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

In February 2017, the Company initiated a program through which it offered certain terminated vested participants in the U.S. qualified retirement plans the opportunity to receive their benefits early as either a lump sum or an annuity. This population comprised approximately 15% of the projected benefit obligation of these plans. At the close of the election period, approximately 51% of the eligible participants elected to take the early payment. These payments were distributed from plan assets in May and June 2017. As a result of settling these obligations, the Company recognized a non-cash, pre-tax settlement charge of $31,074 in the second quarter of 2017. Additional settlement charges of $476 were recognized in the third quarter of 2017 for settlements to certain plan participants who were eligible to select a lump sum payment option upon retirement.

Sonoco Retirement Contribution (SRC)
The SRC, which is funded annually in the first quarter, totaled $14,066 during the nine months ended October 1, 2017, and $13,352 during the nine months ended October 2, 2016. No additional SRC contributions are expected during the remainder of 2017. The Company recognized expense related to the SRC of $3,239 and $3,682 for the quarters ended October 1, 2017 and October 2, 2016, respectively, and $10,930 and $10,277 for the nine-month periods ended October 1, 2017 and October 2, 2016, respectively.

Note 12: Income Taxes
The Company’s effective tax rate for the three- and nine-month periods ending October 1, 2017, was 33.4% and 32.3%, respectively, and its effective rate for the three- and nine-month periods ending October 2, 2016, was 32.1% and 32.3%, respectively. The rates for the three- and nine-month periods of both years varied from the U.S. statutory rate due primarily to the favorable effect of certain international operations that are subject to tax rates generally lower than the U.S. rate. The 2017 year-to-date rate also varied from the statutory rate due to the Company's January 1, 2017, adoption of ASU 2016-09 regarding accounting for share-based compensation, which requires excess tax benefits to be utilized as an offset to tax expense and was not required to be applied retrospectively.
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
The Company’s reserve for uncertain tax benefits has decreased by approximately $2,400 since December 31, 2016, due to the settlement of a prior year's audit. The Company believes that it is reasonably possible that the amount reserved for unrecognized tax benefits at October 1, 2017 will increase by approximately $200 over the next twelve months. This change includes the anticipated increase in reserves related to existing positions offset by settlements of issues currently under examination and the release of existing reserves due to the expiration of the statute of limitations. Although the Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental, management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis. The Company has operations and pays taxes in many countries outside of the U.S. and taxes on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that loss of those benefits would have a material effect on the Company’s overall effective tax rate.
As previously disclosed, the Company received a draft Notice of Proposed Adjustment (“NOPA”) from the Internal Revenue Service (IRS) in February 2017 proposing an adjustment to income for the 2013 tax year based on the IRS's recharacterization of a distribution of an intercompany note made in 2012, and the subsequent repayment of the note over the course of 2013, as if it were a cash distribution made in 2013. In March 2017, the Company received a draft NOPA proposing penalties of $18,000 associated with the IRS’s recharacterization, as well as an Information Document Request (“IDR”) requesting the Company’s analysis of why such penalties should not apply. The Company responded to this IDR in April 2017. On October 5, 2017, the Company received two revised draft NOPAs proposing the same adjustments and penalties as in the prior NOPAs. At the time the distribution was paid in 2012, it was characterized as a dividend to the extent of earnings and profits, with the remainder as a tax free return of basis and taxable capital gain. As the IRS

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

proposes to recharacterize the distribution, the entire distribution would be characterized as a dividend. The incremental tax liability associated with the income adjustment proposed in the NOPA would be approximately $84,000, excluding interest and the previously referenced penalties. Should a final NOPA be issued, the Company intends to file a protest to the proposed deficiency with the IRS, which will cause the matter to be referred to the Appeals Division of the IRS. The Company strongly believes the position of the IRS with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that the Company's previously reported income tax provision for the year in question is appropriate. However, there can be no assurance that this matter will be resolved in the Company's favor. Regardless of whether the matter is resolved in the Company's favor, the final resolution of this matter could be expensive and time consuming to defend and/or settle. While the Company believes that the amount of tax originally paid with respect to this distribution is correct, and accordingly has not provided additional reserve for tax uncertainty, there is still a possibility that an adverse outcome of the matter could have a material effect on its results of operations and financial condition.

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
The following table sets forth net sales, intersegment sales and operating profit for the Company’s reportable segments. “Segment operating profit” is defined as the segment’s portion of “Income before interest and income taxes” excluding restructuring charges, asset impairment charges, acquisition-related costs, pension settlement charges, and certain other items, if any, the exclusion of which the Company believes improves comparability and analysis of the financial performance of the business. General corporate expenses have been allocated as operating costs to each of the Company’s reportable segments. "Other, net" for the three- and nine-months ended October 1, 2017 includes pension settlement charges of $476 and $31,550, respectively. See note 11 for additional information.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

SEGMENT FINANCIAL INFORMATION

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Net sales:
Consumer Packaging	$565,788	$519,729	$1,569,231	$1,558,074
Display and Packaging	135,560	132,016	365,807	407,157
Paper and Industrial Converted Products	483,376	424,615	1,395,075	1,281,031
Protective Solutions	139,910	132,364	407,519	394,418
Consolidated	$1,324,634	$1,208,724	$3,737,632	$3,640,680
Intersegment sales:
Consumer Packaging	$2,173	$1,357	$4,749	$4,285
Display and Packaging	679	683	2,253	1,806
Paper and Industrial Converted Products	38,791	25,241	103,844	75,158
Protective Solutions	518	257	1,436	1,129
Consolidated	$42,161	$27,538	$112,282	$82,378
Income/(loss) before interest and income taxes:
Segment operating profit:
Consumer Packaging	$67,869	$63,761	$184,942	$186,135
Display and Packaging	1,965	5,153	6,592	13,464
Paper and Industrial Converted Products	42,154	33,239	110,390	104,018
Protective Solutions	11,272	12,580	33,085	38,826
Restructuring/Asset impairment charges	(511)	(8,947)	(12,519)	(41,453)
Other, net	(2,667)	(943)	(41,665)	(2,191)
Consolidated	$120,082	$104,843	$280,825	$298,799

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
Fox River
In January 2017, U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, obtained Court approval of a final settlement of cost recovery claims made by Appvion, Inc. for $3,334. The settlement was paid during the first quarter of 2017, and related legal and professional fees totaling $369 were paid during the first and second quarters of 2017. As a result of the settlement becoming final, the Company and U.S. Mills have resolved all pending or threatened legal proceedings related to the Fox River matter, as well as any such proceedings known to be contemplated by government authorities.
Spartanburg
In connection with its acquisition of Tegrant in November 2011, the Company identified potential environmental contamination at a site in Spartanburg, South Carolina. The total remediation cost of the Spartanburg site was estimated to be $17,400 at the time of acquisition and an accrual in this amount was recorded on Tegrant’s opening balance sheet. Since the acquisition, the Company has spent a total of $851 on remediation of the Spartanburg site. During previous years, the Company has increased its reserves for this site by a total of $117 in order to reflect its best estimate of what it is likely to pay in order to complete the remediation. At October 1, 2017 and December 31, 2016, the Company's accrual for environmental contingencies related to the Spartanburg site totaled $16,666 and $16,821, respectively. The Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts accrued with respect to this exposure. However, the Company does not believe that the resolution of this matter has a reasonable possibility of having a material adverse effect on the Company's financial statements.

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
Summary
As of October 1, 2017 and December 31, 2016, the Company (and its subsidiaries) had accrued $20,539 and $24,515, respectively, related to environmental contingencies. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets.
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and Directors of Sonoco Products Company:
We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company and its subsidiaries as of October 1, 2017, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended October 1, 2017 and October 2, 2016 and the condensed consolidated statement of cash flows for the nine-month periods ended October 1, 2017 and October 2, 2016. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2016, and the related consolidated statements of income, of comprehensive income, of changes in total equity and of cash flows for the year then ended (not presented herein), and in our report dated March 1, 2017, which included a paragraph describing a change in the manner of accounting for Debt Issuance Costs in the 2016 financial statements, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
October 31, 2017

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

SONOCO PRODUCTS COMPANY

COMPANY OVERVIEW
Sonoco is a leading provider of consumer packaging, industrial products, protective packaging and packaging supply chain services, with approximately 324 locations in 33 countries.
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
Third Quarter 2017 Compared with Third Quarter 2016
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

	For the three months ended October 1, 2017
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Income before interest and income taxes	$120,082	$511	$2,667	$123,260
Interest expense, net	13,647	—	—	13,647
Income before income taxes	106,435	511	2,667	109,613
Provision for income taxes	35,545	445	(1,080)	34,910
Income before equity in earnings of affiliates	70,890	66	3,747	74,703
Equity in earnings of affiliates, net of tax	2,521	—	—	2,521
Net income	73,411	66	3,747	77,224
Net (income) attributable to noncontrolling interests	(599)	(21)	—	(620)
Net income attributable to Sonoco	$72,812	$45	$3,747	$76,604
Per diluted common share*	$0.72	$—	$0.04	$0.76
*Due to rounding individual items may not sum across
(1)Consists primarily of costs related to acquisitions and potential acquisitions. Additionally, these amounts include the effect of state tax rate changes on deferred taxes as well as reserves for uncertain tax positions totaling a net loss of $2,362.

SONOCO PRODUCTS COMPANY

	For the three months ended October 2, 2016
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Income before interest and income taxes	$104,843	$8,947	$943	$114,733
Interest expense, net	12,437	—	—	12,437
Income before income taxes	92,406	8,947	943	102,296
Provision for income taxes	29,618	2,097	(357)	31,358
Income before equity in earnings of affiliates	62,788	6,850	1,300	70,938
Equity in earnings of affiliates, net of tax	3,190	—	—	3,190
Net income	65,978	6,850	1,300	74,128
Net (income) attributable to noncontrolling interests	(583)	(34)	—	(617)
Net income attributable to Sonoco	$65,395	$6,816	$1,300	$73,511
Per diluted common share*	$0.64	$0.07	$0.01	$0.72
*Due to rounding individual items may not sum across
(1) Consists primarily of costs related to acquisitions, potential acquisitions, and a small income tax reserve adjustment.

RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended October 1, 2017 versus the three months ended October 2, 2016.
OVERVIEW
Net sales for the third quarter of 2017 increased 9.6% to $1,325 million, compared with $1,209 million in the same period last year. The increase in sales was the result of higher selling prices, the effect on sales of acquisitions, net of dispositions, and the positive impact of foreign exchange. Sales price increases primarily reflect higher raw material costs which the Company was able to pass through to customers.
Net income attributable to Sonoco for the third quarter of 2017 increased 11.3% to $72.8 million, $0.72 per diluted share, compared to $65.4 million, $0.64 per diluted share, reported for the same period of 2016. Current quarter net income includes after-tax, non-base charges totaling $3.8 million. These charges consist mostly of acquisition and acquisition-related charges as well as non-base tax charges related to tax rate changes and reserve adjustments. Results for the third quarter of 2016 include after-tax restructuring and asset impairment charges of $6.8 million and after-tax acquisition and non-base tax charges of $1.3 million. Adjusted for these items, third-quarter base net income attributable to Sonoco (base earnings) increased 4.2% to $76.6 million, $0.76 per diluted share, from $73.5 million, $0.72 per diluted share, in 2016.
The higher third-quarter 2017 earnings were largely the result of a positive price/cost impact, particularly in the Company's Paper and Industrial Converted Products segment, as third quarter selling prices to many of the segment's customers were reset during the second quarter of 2017 when old corrugated containers (OCC) prices were higher than what they subsequently averaged during the third quarter of 2017. Strong manufacturing productivity in the Company's Consumer Packaging segment and lower restructuring and asset impairment charges also contributed to the overall increase in earnings over the previous year's third quarter. These positive factors were slightly offset by higher wage and other inflation.

SONOCO PRODUCTS COMPANY

OPERATING REVENUE
Net sales for the third quarter of 2017 increased $116 million from the prior-year quarter.
The components of the sales change were:

($ in millions)
Volume/mix	$(1)
Selling prices	58
Acquisitions and Divestitures	38
Foreign currency translation and other, net	21

Total sales increase	$116

COSTS AND EXPENSES
The Company's gross profit margin percentage declined to 18.9% this quarter compared to 19.5% in the prior-year quarter. The 60 basis point decline in gross profit margin was largely attributable to the effect on margin percentages from passing through higher material prices and other operating costs. The translation impact of a weaker dollar increased reported cost of goods sold by approximately $13 million compared to the third quarter of 2016. These negative impacts to the gross profit margin percentage were somewhat offset by manufacturing and procurement productivity.
Selling, general and administrative ("SG&A") costs for the quarter increased $8.7 million, or 7.2%, year over year due primarily to SG&A expenses incurred by the operations of acquired businesses, net of divested businesses, and wage inflation.
Third quarter restructuring costs and asset impairment charges totaled $0.5 million compared with $8.9 million in the same period last year. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Net interest expense for the third quarter increased to $13.6 million, compared with $12.4 million during the third quarter of 2016. The increase was primarily due to higher average borrowings in the current-year quarter stemming from acquisition financing.
The effective tax rate on GAAP and base earnings in the third quarter of 2017 was 33.4% and 31.8%, respectively, compared with 32.1% and 30.7%, respectively, for last year's quarter. The 2016 GAAP and base tax rates were both positively affected by favorable discrete tax adjustments, including a benefit from the release of reserves for uncertain tax positions while the current-year rates reflect the negative impacts of less benefit from the manufacturer’s deduction and a higher overall state tax rate.
REPORTABLE SEGMENTS
The following table recaps net sales for the third quarters of 2017 and 2016 ($ in thousands):

	Three Months Ended
	October 1, 2017	October 2, 2016	% Change
Net sales:
Consumer Packaging	$565,788	$519,729	8.9%
Display and Packaging	135,560	132,016	2.7%
Paper and Industrial Converted Products	483,376	424,615	13.8%
Protective Solutions	139,910	132,364	5.7%
Consolidated	$1,324,634	$1,208,724	9.6%

SONOCO PRODUCTS COMPANY

Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Three Months Ended
	October 1, 2017	October 2, 2016	% Change
Income/(loss) before interest and income taxes:
Segment operating profit:
Consumer Packaging	$67,869	$63,761	6.4%
Display and Packaging	1,965	5,153	(61.9)%
Paper and Industrial Converted Products	42,154	33,239	26.8%
Protective Solutions	11,272	12,580	(10.4)%
Restructuring/Asset impairment charges	(511)	(8,947)
Other, net	(2,667)	(943)
Consolidated	$120,082	$104,843	14.5%

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the third quarters of 2017 and 2016 ($ in thousands):

	Three Months Ended
	October 1, 2017	October 2, 2016
Restructuring/Asset impairment charges:
Consumer Packaging	$(1,111)	$2,857
Display and Packaging	(2)	997
Paper and Industrial Converted Products	993	4,976
Protective Solutions	621	127
Corporate	10	(10)
Total	$511	$8,947
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
Segment sales increased 8.9% compared to the prior-year quarter due to acquisitions, net of divestitures, higher selling prices and the positive impact of foreign exchange which more than offset modestly lower volume/mix.
Segment operating profit grew 6.4% compared to the prior-year quarter due to strong improvement in manufacturing productivity and a positive price/cost relationship. These positive factors were partially offset by lower volume in metal ends and composite cans in North America and flexible packaging.

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
Sales for the quarter were up 2.7% compared to last year’s quarter due primarily to the positive impact of foreign exchange.
Segment operating profit decreased $3.2 million, or 61.9%, from the prior year's quarter due to higher operating costs associated with the ramp up of operations at a new domestic retail packaging fulfillment center.
Paper and Industrial Converted Products
The Paper and Industrial Converted Products segment includes the following products: paperboard tubes and cores; fiber-based construction tubes and forms; wooden, metal and composite wire and cable reels and spools; and recycled paperboard, linerboard, corrugating medium, recovered paper and material recycling services.
Reported segment sales increased approximately 13.8% for the quarter due to higher selling prices implemented to recover higher raw material costs, the positive impact of foreign exchange, and improved volume/mix of business. The higher third-quarter selling prices were the result of contract pricing resets tied to the market price for OCC which was significantly higher this year compared to when prices were set for last year's third quarter.
Operating profit increased 26.8% due to a positive price/cost relationship, improved volume in international tubes and cores and global paper operations, and gains from manufacturing productivity. Results in the Company's corrugating medium operations improved over the prior-year quarter due to higher selling prices and stronger demand. Although the Company's corrugating medium operation showed significant improvement quarter over quarter, it continues to under perform long-term expectations. This operation, which consists of only one machine, has been and continues to be under pressure due to market supply in North America exceeding demand. This has resulted in generally lower prices and reduced volume for our corrugating medium operation. Management is continuing to seek both near and long-term solutions including, but not limited to, modified run schedules, targeted cost reductions, strategic partnerships, and potential closure of the operation.
Protective Solutions
The Protective Solutions segment includes the following products: custom-engineered, paperboard-based and expanded foam protective packaging and components; and temperature-assured packaging.
Segment sales for the quarter were up 5.7% year over year driven by sales from acquisitions, higher selling prices, and the positive impact of foreign exchange.
Operating profits decreased 10.4% from the prior-year quarter due primarily to lower volume in automotive components and the related unfavorable impact on manufacturing productivity.

SONOCO PRODUCTS COMPANY

Nine Months Ended October 1, 2017 Compared with Nine Months Ended October 2, 2016
RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES
The following tables reconcile the Company's non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company's Condensed Consolidated Statements of Income for each of the periods presented.

	For the nine months ended October 1, 2017
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Income before interest and income taxes	$280,825	$12,519	$41,665	$335,009
Interest expense, net	38,497	—	—	38,497
Income before income taxes	242,328	12,519	41,665	296,512
Provision for income taxes	78,251	4,081	11,422	93,754
Income before equity in earnings of affiliates	164,077	8,438	30,243	202,758
Equity in earnings of affiliates, net of tax	7,320	—	—	7,320
Net income	171,397	8,438	30,243	210,078
Net (income) attributable to noncontrolling interests	(1,727)	(35)	—	(1,762)
Net income attributable to Sonoco	$169,670	$8,403	$30,243	$208,316
Per diluted common share*	$1.68	$0.08	$0.30	$2.07
*Due to rounding individual items may not sum across
(1)Includes pension settlement charges of $31,550, costs related to acquisitions and potential acquisitions, and certain other costs, partially offset by insurance settlement gains. Also includes net tax charges totaling $2,229 primarily related to the settlement of a tax audit in Canada and the effect of state tax rate changes on deferred taxes as well as reserves for uncertain tax positions totaling a net loss of $2,263. These amounts are partially offset by a tax benefit from the final settlement of a prior-year business disposition.

	For the nine months ended October 2, 2016
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Income before interest and income taxes	$298,799	$41,453	$2,191	$342,443
Interest expense, net	39,768	—	—	39,768
Income before income taxes	259,031	41,453	2,191	302,675
Provision for income taxes	83,602	10,442	(17)	94,027
Income before equity in earnings of affiliates	175,429	31,011	2,208	208,648
Equity in earnings of affiliates, net of tax	7,457	—	—	7,457
Net income	182,886	31,011	2,208	216,105
Net (income) attributable to noncontrolling interests	(1,325)	(78)	—	(1,403)
Net income attributable to Sonoco	$181,561	$30,933	$2,208	$214,702
Per diluted common share*	$1.78	$0.30	$0.02	$2.11
*Due to rounding individual items may not sum across
(1) Consists primarily of costs related to acquisitions and potential acquisitions.

SONOCO PRODUCTS COMPANY

RESULTS OF OPERATIONS
The following discussion provides a review of results for the nine months ended October 1, 2017 versus the nine months ended October 2, 2016.
OVERVIEW
Net sales for the first nine months of 2017 were $3,738 million, a 2.7% increase from the $3,641 million reported in the same period last year. The modest sales growth was the result of higher selling prices implemented to recover rising material costs and the impact of acquisitions, net of divestitures. These positive factors were partially offset by lower volume/mix and the loss of contract packaging business in Mexico and Brazil.

Net income attributable to Sonoco for the first nine months of 2017 decreased 6.5% to $169.7 million, $1.68 per diluted share, compared to $181.6 million, $1.78 per diluted share, reported for the same period of 2016. Current period net income includes after-tax restructuring and asset impairment charges of $8.4 million, after-tax pension settlement charges of $19.5 million, and other after-tax, non-base items netting to a charge of $10.7 million. These other items primarily consist of charges for acquisition-related costs, the settlement of a tax audit in Canada and changes in deferred tax amounts, partially offset by insurance settlement gains and a favorable tax adjustment related to a prior-year disposition. Results for the third quarter of 2016 include after-tax restructuring and asset impairment charges of $30.9 million, and after-tax acquisition-related costs of $2.2 million. Adjusted for these items, base net income attributable to Sonoco (base earnings) decreased 3.0% to $208.3 million, $2.07 per diluted share, in the first nine months of 2017 down from $214.7 million, $2.11 per diluted share, in 2016.
The lower earnings in the first nine months of 2017 were the result of volume declines and unfavorable product mix, particularly in global rigid paper containers and retail packaging and fulfillment. The divestiture of the Company's rigid plastic blowmolding operations in November 2016 also contributed to the lower year-over-year earnings in the first nine months of 2017. These negative impacts were partially offset by a positive year-to-date price/cost relationship compared to the prior-year as third-quarter selling price resets allowed the Company to fully recover the margin impact of higher OCC costs on a year-to-date basis. Productivity improvements and lower management incentive costs also benefited year-over-year earnings.
OPERATING REVENUE
Net sales for the first nine months of 2017 increased $97 million from the same period in 2016. The components of the sales change were:

($ in millions)
Volume/mix	$(51)
Selling prices	141
Acquisitions and Divestitures	19
Foreign currency translation and other, net	(12)

Total sales increase	$97

In order to enhance the meaningfulness of reported changes in volume/mix, a $20.9 million reduction in packaging center sales resulting from changes in the level of activity, primarily from the previously reported losses of contract packaging business in Mexico and Brazil, is classified above as "other" due to the low/inconsistent correlation that typically exists between changes in revenue and operating profit in certain packaging center operations.

COSTS AND EXPENSES
The gross profit margin percentage declined to 18.9% for the first nine months compared to 19.8% in the prior-year period. The 90 basis point decline in gross profit margin was largely attributable to volume declines in Global Rigid Containers and Flexible Packaging. The translation impact of a stronger dollar lowered reported cost of goods sold by approximately $5 million compared to the same period of 2016.
In the nine months ended October 1, 2017 selling, general and administrative ("SG&A") costs increased $31.2 million or 8.2%, from the nine months ended October 2, 2016. This increase was driven by the previously mentioned pension settlement charges totaling $31.6 million, before-tax. Additionally, legal and professional fees related to acquisitions and potential acquisitions, SG&A expenses incurred by the operations of acquired businesses, net of divested businesses, and

SONOCO PRODUCTS COMPANY

higher wages all contributed to the increase in SG&A costs year over year. These items were partially offset by fixed cost reductions, including lower management incentive costs.
In the first nine months of 2017, restructuring costs and asset impairment charges totaled $12.5 million compared with $41.5 million in the same period last year. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Net interest expense for the nine months ended October 1, 2017 decreased to $38.5 million, compared with $39.8 million during the same period of 2016. The decrease was due to lower average interest rates applicable to debt and an increase in interest income.
The effective tax rate on GAAP and base earnings in the first nine months of 2017 was 32.3% and 31.6%, respectively, compared with 32.3% and 31.1%, respectively, for the same period last year. The GAAP and base tax rates were both affected by favorable 2016 discrete tax adjustments including a benefit from the settlement of a contested state tax audit. The current year rates benefitted from the adoption of FASB Accounting Standards Update 2016-9 regarding accounting for share-based compensation which requires excess tax benefits on settlements of share-based compensation to be recognized within the income statement.  The Company adopted ASU 2016-09 effective January 1, 2017 using the prospective method.
REPORTABLE SEGMENTS
The following table recaps net sales for the first nine months of 2017 and 2016 ($ in thousands):

	Nine Months Ended
	October 1, 2017	October 2, 2016	% Change
Net sales:
Consumer Packaging	$1,569,231	$1,558,074	0.7%
Display and Packaging	365,807	407,157	(10.2)%
Paper and Industrial Converted Products	1,395,075	1,281,031	8.9%
Protective Solutions	407,519	394,418	3.3%
Consolidated	$3,737,632	$3,640,680	2.7%
Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Company’s Condensed Consolidated Statements of Income, are comprised of the following ($ in thousands):

	Nine Months Ended
	October 1, 2017	October 2, 2016	% Change
Income/(loss) before interest and income taxes:
Segment operating profit:
Consumer Packaging	$184,942	$186,135	(0.6)%
Display and Packaging	6,592	13,464	(51.0)%
Paper and Industrial Converted Products	110,390	104,018	6.1%
Protective Solutions	33,085	38,826	(14.8)%
Restructuring/Asset impairment charges	(12,519)	(41,453)
Other, net	(41,665)	(2,191)
Consolidated	$280,825	$298,799	(6.0)%

SONOCO PRODUCTS COMPANY

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the first nine months of 2017 and 2016 ($ in thousands):

	Nine Months Ended
	October 1, 2017	October 2, 2016
Restructuring/Asset impairment charges:
Consumer Packaging	$3,049	$9,442
Display and Packaging	721	6,464
Paper and Industrial Converted Products	5,801	23,497
Protective Solutions	2,475	621
Corporate	473	1,429
Total	$12,519	$41,453
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
Consumer Packaging
Year to date segment sales increased 0.7% from the prior year due to the net impact of businesses acquired and sold, and higher sales prices. The positive factors were mostly offset by lower volume in composite cans in Europe and metal ends in North America and the negative impact of foreign currency translation from a stronger U.S. dollar year over year.
Segment operating profit decreased 0.6% year over year due to lower volumes and negative mix and the net impact of businesses acquired and sold. In addition, results were negatively impacted by higher labor, maintenance, and other operating expenses. These negative factors were partially offset by productivity gains and a favorable price/cost relationship.

Display and Packaging
Reported sales for the first nine months of 2017 were down 10.2% compared to last year’s period due primarily to the previously disclosed loss of the Company’s contract packaging business in Mexico and Brazil. Lower volumes in our domestic displays and retail security packaging businesses also negatively impacted year-over-year sales. These declines were partially offset by the positive effect of foreign exchange rates.
Segment operating profit decreased $6.9 million, or 51.0%, from the prior year's first nine months due to lower volume/mix in domestic display and retail packaging and higher operating costs associated with the ramp up of operations at a new domestic retail packaging fulfillment center. These negative factors were partially offset by improved fixed-cost productivity.
Paper and Industrial Converted Products
Segment sales increased 8.9% as higher selling prices due to contract pricing resets and announced price increases, both driven by increased raw material costs, more than offset the impacts of the divestiture of a paperboard mill in France, volume declines, and foreign currency translation.
Operating profit increased 6.1% largely due to a positive year-over-year price/cost relationship driven by a current year third-quarter decline in OCC prices following selling price resets that occurred at the end of the second quarter of 2017 when old corrugated containers (OCC) prices were higher. As a result, the Company has recovered all of the negative profit impact caused by OCC cost increases during the first six months of 2017. Manufacturing productivity improvements were essentially offset by higher labor, maintenance, and other operating expenses.
The Company's corrugating medium operation continues to under perform long-term expectations. This operation, which consists of only one machine, has been and continues to be under pressure due to market supply in North America exceeding demand. This has resulted in lower prices and reduced volume for our corrugating medium operation.

SONOCO PRODUCTS COMPANY

Management is continuing to seek both near and long-term solutions including, but not limited to, modified run schedules, targeted cost reductions, strategic partnerships, and potential closure of the operation.
Protective Solutions
Segment sales were up 3.3% year over year as sales from acquisitions and higher selling prices were only partially offset by unfavorable changes in volume/mix.
Operating profits decreased 14.8% on unfavorable changes in volume/mix, declines in manufacturing productivity, and a negative price/cost relationship. These were partially offset by fixed-cost productivity improvements.

OTHER ITEMS
Critical Accounting Policies and Estimates
Income taxes
As previously disclosed, the Company received a draft Notice of Proposed Adjustment (“NOPA”) from the Internal Revenue Service (IRS) in February 2017 proposing an adjustment to income for the 2013 tax year based on the IRS's recharacterization of a distribution of an intercompany note made in 2012, and the subsequent repayment of the note over the course of 2013, as if it were a cash distribution made in 2013. In March 2017, the Company received a draft NOPA proposing penalties of $18.0 million associated with the IRS’s recharacterization, as well as an Information Document Request (“IDR”) requesting the Company’s analysis of why such penalties should not apply. The Company responded to this IDR in April 2017. On October 5, 2017, the Company received two revised draft NOPAs proposing the same adjustments and penalties as in the prior NOPAs. At the time of the distribution in 2012, it was characterized as a dividend to the extent of earnings and profits, with the remainder as a tax free return of basis and taxable capital gain. As the IRS proposes to recharacterize the distribution, the entire distribution would be characterized as a dividend. The incremental tax liability associated with the income adjustment proposed in the NOPA would be approximately $84.0 million, excluding interest and the previously referenced penalties. Should a final NOPA be issued, the Company intends to file a protest to the proposed deficiency with the IRS, which will cause the matter to be referred to the Appeals Division of the IRS. The Company strongly believes the position of the IRS with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that the Company's previously reported income tax provision for the year in question is appropriate. However, there can be no assurance that this matter will be resolved in the Company's favor. Regardless of whether the matter is resolved in the Company's favor, the final resolution of this matter could be expensive and time consuming to defend and/or settle. While the Company believes that the amount of tax originally paid with respect to this distribution is correct, and accordingly has not provided additional reserve for tax uncertainty, there is still a possibility that an adverse outcome of the matter could have a material effect on its results of operations and financial condition.
Pension and postretirement benefit plans
In February 2017, the Company initiated a program through which it offered certain terminated vested participants in the Sonoco Pension Plan for Inactive Participants, a qualified retirement plan in the United States, the opportunity to receive their benefits early as either a lump sum or an annuity. The terminated vested population comprised approximately 15% of the projected benefit obligation of this plan. At the close of the election period, approximately 51% of the eligible participants elected to take the early payment. These payments were distributed from plan assets in May and June 2017. As a result of settling these obligations, the Company recognized a non-cash pre-tax settlement charge of approximately $31.1 million in the second quarter of 2017. Additional settlement charges of $0.5 million were recognized in the third quarter of 2017 for settlements to certain plan participants who were eligible to select a lump sum payment option upon retirement.

SONOCO PRODUCTS COMPANY

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
The Company completed its most recent annual goodwill impairment testing during the third quarter of 2017. For testing purposes, the Company performed an assessment of each reporting unit using either a qualitative evaluation or a quantitative test. The qualitative evaluations considered factors such as the macroeconomic environment, Company stock price and market capitalization movement, business strategy changes, and significant customer wins and losses. The quantitative tests considered factors such as current year operating performance as compared to prior projections and implied fair values from comparable trading and transaction multiples.
When the Company estimates the fair value of its reporting units, it does so using a discounted cash flow model based on projections of future years’ operating results and associated cash flows, together with comparable trading and transaction multiples. The Company’s model discounts projected future cash flows, forecasted over a ten-year period, with an estimated residual growth rate. The Company’s projections incorporate management’s estimates of the most-likely expected future results, including significant assumptions and estimates related to, among other things: sales volumes and prices, new business, profit margins, income taxes, capital expenditures and changes in working capital requirements and, where applicable, improved operating margins. Projected future cash flows are discounted to present value using a discount rate appropriate for the reporting unit.
The Company’s assessments, whether qualitative or quantitative, incorporate management’s expectations for the future, including forecasted growth rates and/or margin improvements. Therefore, should there be changes in the relevant facts and circumstances and/or expectations, management’s assessment regarding goodwill impairment may change as well. Management’s projections related to revenue growth and/or margin improvements are based on a combination of factors, including expectations for volume growth with existing customers and customer retention, product expansion, changes in price/cost relationships, productivity gains, fixed cost leverage, and stability or improvement in general economic conditions.
In considering the level of uncertainty regarding the potential for goodwill impairment, management has concluded that any such impairment would likely be the result of adverse changes in more than one assumption. Management does not consider any of its assumptions to be either aggressive or conservative, but rather its best estimates across a range of possible outcomes based on available evidence at the time of the assessment. Other than in Display and Packaging, which is discussed below, there is no specific singular event or single change in circumstances management has identified that it believes could reasonably result in a change to expected future results in any of its reporting units sufficient to result in goodwill impairment. In management’s opinion, a change of such magnitude would more likely be the result of changes to some combination of the factors identified above, a general deterioration in competitive position, introduction of a superior technology, significant unexpected changes in customer preferences, an inability to pass through significant raw material cost increases, and other such items as identified in "Item 1A. Risk Factors" on pages 9-15 of the Company's 2016 Annual Report on Form 10-K.
Although no reporting units failed the testing noted above, in management’s opinion, the reporting units having the greatest risk of a significant future impairment if actual results fall short of expectations are Display and Packaging, and Paper and Industrial Converted Products - Europe.
Display and Packaging
The Display and Packaging reporting unit designs, manufactures, assembles, packs and distributes temporary, semi-permanent and permanent point-of-purchase displays; provides supply chain management services, including contract packing, fulfillment and scalable service centers; and manufactures retail packaging, including printed backer cards, thermoformed blisters and heat sealing equipment. The updated goodwill impairment analysis reflects expectations for moderate sales growth and improved percentage profit margins based largely on the expected successful ramp up of operations at the Company’s new battery packaging facility. In addition, the analysis reflects expected cash flow improvements from future productivity initiatives and increased capacity. A large portion of expected sales in this reporting unit is concentrated in two customers and if the business with either one of these customers is lost, or other projected synergies and productivity gains are not realized, a goodwill impairment charge could be incurred. Total goodwill associated with this reporting unit was approximately $203 million at October 1, 2017. Based on the valuation

SONOCO PRODUCTS COMPANY

work performed for the current year's test, the estimated fair value of Display and Packaging exceeded its carrying value by approximately 37%.
Paper and Industrial Converted Products - Europe
Paper and Industrial Converted Products - Europe manufactures paperboard tubes and cores, fiber-based construction tubes and forms and recycled paperboard. In recent years the Eurozone has faced persistent high unemployment, spillover effects of geo-political conflicts in Eastern Europe and the Middle East, and uncertainties over the United Kingdom’s exit negotiations with the European Union. Despite these issues, the economy experienced steady year over year growth in the last couple of years and the Company expects the momentum to continue in the near future. This outlook is supported by accommodative monetary policy, recovery in manufacturing and export activities, and lower inflation related to energy price declines. The growth is expected to slow down slightly in the outer years as the European Central Bank gradually tightens its monetary policies. In addition, the reporting unit has experienced a significant increase in raw material costs this year which it has not yet been able to fully offset through higher selling prices. Despite the challenges, management believes the reporting unit should be able to grow at or above the Eurozone’s projected GDP growth rates and continue to mitigate the impact of these factors. However, if economic conditions were to deteriorate and management was unable to fully mitigate the impacts, or be unable to consistently recover additional significant cost increases or otherwise achieve expected sales volumes and profit margins, a goodwill impairment charge could be incurred. Total goodwill associated with this reporting unit was approximately $93 million at October 1, 2017. Based on the valuation work performed for the current year test, the estimated fair value of Paper and Industrial Converted Products - Europe exceeded its carrying value by approximately 29%.
Sensitivity Analysis
In its 2017 goodwill impairment analysis, projected future cash flows were discounted at 10.2% and 8.5% for Display and Packaging and Paper and Industrial Converted Products - Europe, respectively. Holding other valuation assumptions constant, Display and Packaging projected operating profits across all future periods would have to be reduced approximately 23%, or the discount rate increased to 12.7%, in order for the estimated fair value to fall below the reporting unit’s carrying value. The corresponding percentages for Paper and Industrial Converted Products - Europe are 19% and 10.4%, respectively.

Financial Position, Liquidity and Capital Resources
Cash flows provided by operations totaled $282.1 million in the nine months ended October 1, 2017 compared with $348.7 million during the same period last year, a decline of $66.6 million. The year-over-year decrease in net income of $11.5 million was offset by an increase in year-to-date net pension and post-retirement plan expenses and contributions of $19.5 million. However, changes in tax accounts consumed $30.0 million more cash in the first nine months of 2017 compared to 2016. This increased consumption was partially driven by the settlement of outstanding taxes payable at the end of 2016 related to the disposal of the Company's blow molded plastics business. Asset impairment charges/losses on the dispositions of assets was $19.6 million less of a benefit in the current period compared to 2016. The benefit in 2016 included non-cash losses related to dispositions of a paper mill in France and retail packaging business in Puerto Rico, along with other previously announced restructuring actions and a goodwill impairment of the Company’s industrial converted products business in Brazil.
Inventories consumed $15.0 million in the first nine months of 2017 compared with $11.3 million consumed in the first nine months of 2016. Trade accounts payable provided $29.3 million of cash during the nine months ended October 1, 2017 while consuming $7.7 million in the same period last year. Although the first nine months of both 2016 and 2017 saw increased rates of business activity following seasonal year-end slow downs, there were higher levels of deferred payments at December 31, 2015 than at December 31, 2016. As a result, more cash was used in 2016 to settle prior-year payables than was used in 2017. This difference was a primary contributor to the $21.6 million year-over-year improvement in cash provided by trade accounts payable.
Increases in accrued expenses provided $1.2 million of cash in the nine months ended October 1, 2017 while providing $16.4 million in the same period last year, primarily due to lower year-over-year accruals for management incentives, restructuring activities, payroll, payroll-related taxes and withholdings. Also reflected in the current year accrued expense reduction is a $3.3 million payment for the final settlement of environmental claims related to Fox River. Changes in prepaid expenses and other assets and liabilities used $22.0 million of additional cash in 2017 compared to 2016, largely attributable to a current year increase in miscellaneous prepaid expenses and the collection of miscellaneous receivables

SONOCO PRODUCTS COMPANY

in the first nine months of 2016 that were outstanding at the end of 2015. Similar levels of miscellaneous receivable items were not outstanding at the end of 2016.
Cash used in investing activities was $522.6 million in the nine months ended October 1, 2017, compared with $165.2 million in the same period last year. The $357.4 million increase in the net use of cash reflects the 2017 acquisition of Packaging Holdings and Clear Lam for $383.4 million and capital spending increased $2.7 million year over year. Capital spending for the remainder of 2017 is expected to total approximately $45 million.
Cash provided by financing activities totaled $218.3 million in the nine months ended October 1, 2017, $422.6 million more than the $204.3 million use of cash in the same period last year. Outstanding debt was $1,426.1 million at October 1, 2017 compared with $1,052.7 million at December 31, 2016. Net debt borrowings provided $338.1 million of cash during the nine months ended October 1, 2017. This activity included proceeds from a $250.0 million term loan which were used to repay the $150.0 million term loan entered into on March 13, 2017, and the remaining $100.0 million was used to partially fund the Clear Lam acquisition. There was also a $98.0 million increase in borrowings from commercial paper year over year. In the prior-year period, net debt repayments used $38.6 million of cash. The Company paid cash dividends of $114.4 million during the nine months ended October 1, 2017, an increase of $4.5 million over the same period last year. Cash used to repurchase the Company's common, stock was lower year over year by $59.1 million as throughout 2016 the Company was engaged in a $100 million stock buyback program that was concluded by the end of the year.
On July 20, 2017, the Company entered into a Credit Agreement in connection with a new $750 million bank credit facility which replaced the credit facility entered into on October 2, 2014, and reflected substantially the same terms and conditions. Included in the new facility are a $500 million five-year revolving credit facility and a $250 million five-year term loan. The Company is continuing to explore strategic acquisition opportunities which may result in the additional use of cash. Given the nature of acquisitions, the timing and amounts of such utilization are not predictable. The Company expects that acquisitions requiring funding in excess of cash on hand would be financed using available borrowing capacity.
Cash and cash equivalents totaled $247.9 million and $257.2 million at October 1, 2017 and December 31, 2016, respectively. Of these totals, approximately $222 million and $175 million, respectively, were held outside of the United States by the Company’s foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. Under current law, cash repatriated to the United States is subject to federal income taxes, less applicable foreign tax credits. Because the Company has domestic liquidity through a combination of on-going operating cash flow and access to bank and capital markets borrowings, it has generally considered its offshore cash balances to be indefinitely invested outside the United States and the Company currently has no plans to repatriate any of these cash balances. Accordingly, as of October 1, 2017, the Company is not providing for any deferred tax liability on the foreign earnings associated with these balances. However, if any such balances were to be repatriated, additional income tax payments could result. Computation of the potential deferred tax liability associated with unremitted earnings deemed to be indefinitely reinvested is not practicable.
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
During the nine months ended October 1, 2017, the Company reported a net increase in cash and cash equivalents of $12.9 million due to a weaker U.S. dollar relative to certain foreign currencies, most notably the Canadian dollar, Euro, and Mexican peso.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage, and a minimum level of net worth, as defined in the agreements. As of October 1, 2017, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
The Company expects to make additional contributions to its pension and postretirement plans of approximately $55 million during the remainder of 2017, which includes a voluntary contribution to its U.S. qualified defined benefit pension plan of $50 million made on October 25, 2017. Contributions to its pension and postretirement plans are

SONOCO PRODUCTS COMPANY

expected to total approximately $107 million in 2017. Future funding requirements beyond the current year will vary depending largely on actual investment returns, future actuarial assumptions, and legislative actions.
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
Prior to July 1, 2015, the Company used Venezuela's official exchange rate to report the results of its operations in Venezuela. As a result of significant inflationary increases, and to avoid distortion of its consolidated results from translation of its Venezuelan operations, the Company concluded that it was an appropriate time to begin translating its Venezuelan operations at an alternative exchange rate. Accordingly, effective July 1, 2015, the Company began translating its Venezuelan operating results and all monetary assets and liabilities in Venezuela using the alternative rate known as the SIMADI rate (replaced in 2016 by the DICOM rate). At October 1, 2017, the carrying value of the Company's net investment in its Venezuelan operations was approximately $2.3 million. In addition, at October 1, 2017, the Company's Accumulated Other Comprehensive Loss included a translation loss of $3.8 million related to its Venezuelan operations which would need to be reclassified to net income in the event of a complete exit of the business or a deconsolidation of these operations.
At October 1, 2017, the Company had commodity contracts outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. The total net fair market value of these instruments was $0.0 million and a favorable position of $3.6 million at at October 1, 2017 and December 31, 2016, respectively. Natural gas and aluminum hedge contracts covering an equivalent of 5.8 MMBTUs and 1,210 metric tons, respectively, were outstanding at October 1, 2017. Additionally, the Company had various currency contracts outstanding to fix the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments was a net unfavorable position of $(2.5) million at October 1, 2017, compared with a net unfavorable position of $(0.2) million at December 31, 2016. These contracts qualify as cash flow hedges and mature within twelve months of their respective reporting dates.
In addition, at October 1, 2017, the Company had various currency contracts outstanding to fix the exchange rate on certain foreign currency assets and liabilities. Although placed as an economic hedge, the Company does not apply hedge accounting to these contracts. The fair value of these currency contracts was a net favorable position of $0.1 million at October 1, 2017 and a net unfavorable position of $(0.7) million at December 31, 2016.
At October 1, 2017, the U.S. dollar had weakened against most of the functional currencies of the Company's foreign operations compared to December 31, 2016, resulting in a translation gain of $86.8 million being recorded in accumulated other comprehensive loss during the nine months ended October 1, 2017.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation, of our management, including our Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, ("the Exchange Act") of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of October 1, 2017, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting occurring during the three months ended October 1, 2017, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Environmental Matters
The Company has been named as a potentially responsible party (PRP) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company's liability, if any, is shared with such other parties, but the Company's share has not been finally determined in most cases. In some cases, the Company has cost-sharing arrangements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued at October 1, 2017, cannot be determined. As of October 1, 2017 and December 31, 2016, the Company had accrued $20.5 million and $24.5 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.

Fox River
In January 2017, U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, obtained Court approval of a final settlement of cost recovery claims made by Appvion, Inc. for $3.3 million. The settlement was paid during the first quarter of 2017. Legal and professional fees relating to the settlement, totaling $0.4 million, were paid during the first and second quarters of 2017. As a result of the settlement becoming final, the Company and U.S. Mills have resolved all pending or threatened legal proceedings related to the Fox River matter, as well as any such proceedings known to be contemplated by government authorities.

Other legal matters
Additional information regarding legal proceedings is provided in Note 14 to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

SONOCO PRODUCTS COMPANY

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs[2]
7/03/17 - 8/06/17	238	$51.77	—	2,969,611
8/07/17 - 9/03/17	58	$47.67	—	2,969,611
9/04/17 - 10/01/17	889	$48.88	—	2,969,611
Total	1,185	$49.40	—	2,969,611

1
A total of 1,185 common shares were repurchased in the third quarter of 2017 related to shares withheld to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These shares were not repurchased as part of a publicly announced plan or program.

2
On February 10, 2016, the Company's Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company's common stock. A total of 2,030,389 shares were repurchased under this authorization during 2016 at a cost of $100.0 million. No shares were repurchased during the nine-month period ended October 1, 2017. Accordingly, a total of 2,969,611 shares remain available for repurchase at October 1, 2017.

Item 6.	Exhibits.

Exhibit Index
10.1	Stock Purchase Agreement, dated June 25, 2017 for the acquisition of Clear Lam Packaging, Inc. (incorporated by reference to Registrant's Form 8-K filed June 27, 2017)

10.2	Credit Agreement, effective July 20, 2017 (incorporated by reference to Form 10-Q for the quarter ended July 2, 2017, filed August 2, 2017)

15.	Letter re: unaudited interim financial information

31.	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

101.
The following materials from Sonoco Products Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at October 1, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Income for the three and nine months ended October 1, 2017 and October 2, 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 1, 2017 and October 2, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2017 and October 2, 2016, and (v) Notes to Condensed Consolidated Financial Statements.

SONOCO PRODUCTS COMPANY

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date:	October 31, 2017	By:	/s/ Barry L. Saunders
Barry L. Saunders
Senior Vice President and Chief Financial Officer
(principal financial officer)

/s/ James W. Kirkland
James W. Kirkland
Corporate Controller
(principal accounting officer)