Form 10-K
period 2017-12-31
SONOCO PRODUCTS CO
filed 2018-02-28
CIK 91767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting common stock held by nonaffiliates of the registrant (based on the New York Stock Exchange closing price) on July 2, 2017, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $5,025,108,611. Registrant does not (and did not at July 2, 2017) have any non-voting common stock outstanding.

As of February 16, 2018, there were 99,487,362 shares of no par value common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the annual meeting of shareholders to be held on April 18, 2018, which statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference in Part III.

2     SONOCO 2017 ANNUAL REPORT    |    FORM 10-K

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

•  plans with respect to repatriation of off-shore earnings;

•  financial results for future periods;

•  producing improvements in earnings;

•  profitable sales growth and rates of growth;

•  market leadership;

•  research and development spending;

•  expected impact and costs of resolution of legal proceedings;

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

•  expected impact of implementation of new accounting pronouncements;

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

Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, perceived opportunities, expectations, beliefs, plans, strategies, goals and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks, uncertainties and assumptions include, without limitation:

•  availability and pricing of raw materials, energy and transportation, including the impact of potential changes in tariffs, and the Company’s ability to pass raw material, energy and transportation price increases and surcharges through to customers or otherwise manage these commodity pricing risks;

•  costs of labor;

•  work stoppages due to labor disputes;

•  success of new product development, introduction and sales;

•  consumer demand for products and changing consumer preferences;

•  ability to be the low-cost global leader in customer-preferred packaging solutions within targeted segments;

•  competitive pressures, including new product development, industry overcapacity, customer and supplier consolidation, and changes in competitors’ pricing for products;

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

•  ability to attract and retain talented and qualified employees, managers and executives;

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

•  fluctuations in interest rates and our borrowing costs;

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

•  changes in U.S. and foreign tax rates, and tax laws, regulations, interpretations and implementation thereof;

•  accuracy in valuation of deferred tax assets;

•  accuracy of assumptions underlying projections related to goodwill impairment testing, and accuracy of management’s assessment of goodwill impairment;

•  accuracy of assumptions underlying fair value measurements, accuracy of management’s assessments of fair value and fluctuations in fair value;

•  ability to maintain effective internal controls over financial reporting;

•  liability for and anticipated costs of resolution of legal proceedings;

•  liability for and anticipated costs of environmental remediation actions;

•  effects of environmental laws and regulations;

SONOCO 2017 ANNUAL REPORT    |    FORM 10-K     3

•  operational disruptions at our major facilities;

•  failure or disruptions in our information technologies;

•  failures of third party transportation providers to deliver our products to our customers or to deliver raw materials to us;

•  substantially lower than normal crop yields;

•  loss of consumer or investor confidence;

•  ability to protect our intellectual property rights;

•  changes in laws and regulations relating to packaging for food products and foods packaged therein, other actions and public concerns about products packaged in our containers, or chemicals or substances used in raw materials or in the manufacturing process;

•  changing climate, climate change regulations and greenhouse gas effects;

•  actions of domestic or foreign government agencies and other changes in laws and regulations affecting the Company and increased costs of compliance;

•  international, national and local economic and market conditions and levels of unemployment; and

•  economic disruptions resulting from terrorist activities and natural disasters.

More information about the risks, uncertainties and assumptions that may cause actual results to differ materially from those expressed or forecasted in forward-looking statements is pro-

vided in the Company’s Annual Report on Form 10-K under Item 1A—“Risk Factors” and throughout other sections of that report and in other reports filed with the Securities and Exchange Commission. In light of these various risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.

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

4     SONOCO 2017 ANNUAL REPORT    |    FORM 10-K

PART I

Item 1. Business

(a) General development of business –

The Company is a South Carolina corporation founded in Hartsville, South Carolina, in 1899 as the Southern Novelty Company. The name was subsequently changed to Sonoco Products Company (“the Company” or “Sonoco”). Sonoco is a manufacturer of industrial and consumer packaging products and a provider of packaging services, with 298 locations in 33 countries.

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

Consumer Packaging

The Consumer Packaging segment accounted for approximately 42%, 43% and 43% of the Company’s consolidated net sales in the years ended December 31, 2017, 2016 and 2015, respectively. The operations in this segment consist of 80 plants throughout the world. The products, services and markets of the Consumer Packaging segment are as follows:

Products and Services	Markets
Round composite cans, shaped rigid paperboard containers, fiber and plastic caulk/adhesive tubes, aluminum, steel and peelable membrane easy-open closures for composite and metal cans; thermoformed rigid plastic trays, cups and bowls; injection molded containers, spools and parts; high-barrier flexible and forming plastic packaging films, modified atmosphere packaging, lidding films, printed flexible packaging, rotogravure cylinder engraving, global brand management.	Snacks, nuts, cookies, crackers, hard-baked goods, desserts, candy, gum, frozen concentrate, powdered and liquid beverages, powdered infant formula, coffee, refrigerated dough, frozen entrees, processed foods, fresh fruit, vegetables, fresh-cut produce, salads, fresh-baked goods, seafood, poultry, soup, pasta, dairy, sauces, dips, condiments, pet food, meats, cheeses.

This segment included blow-molded plastic bottles and jars for most of 2016. However, on November 7, 2016, the Company completed the sale of its rigid plastics blow molding operations.

In 2017, Sonoco’s rigid packaging – paper-based products – was the Company’s second largest revenue-producing group of products and services, representing approximately 22% of consolidated net sales in the year ended December 31, 2017. This group comprised 23% and 21% of consolidated net sales in 2016 and 2015, respectively.

Display and Packaging

The Display and Packaging segment accounted for approximately 10%, 11% and 12% of the Company’s consolidated net sales in the years ended December 31, 2017, 2016 and 2015, respectively. The operations in this segment consist of 24 plants around the world including the United States, Poland, Mexico and Brazil. The products, services and markets of the Display and Packaging segment are as follows:

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

Paper and Industrial Converted Products

The Paper and Industrial Converted Products segment accounted for approximately 37%, 35% and 35% of the Company’s consolidated net sales in the years ended December 31, 2017, 2016 and 2015, respectively. This segment serves its markets through 164 plants on five continents. Sonoco’s paper operations provide the primary raw material for the Company’s fiber-based packaging. Sonoco uses approximately 62% of the paper it manufactures, and the remainder is sold to third parties. This vertical integration strategy is supported by 19 paper mills with 28 paper machines and 24 recycling facilities throughout the world. In 2017, Sonoco had the capacity to manufacture approximately 1.7 million tons of recycled paperboard. The products, services and markets of the Paper and Industrial Converted Products segment are as follows:

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

In 2017, Sonoco’s tubes and cores products were the Company’s largest revenue-producing group of products, representing approximately 22% of consolidated net sales in the year ended December 31, 2017. This group comprised 22% and 21% of consolidated net sales in 2016 and 2015, respectively.

SONOCO 2017 ANNUAL REPORT    |    FORM 10-K     5

Protective Solutions

The Protective Solutions segment accounted for approximately 11%, 11%, and 10% of the Company’s consolidated net sales in the years ended December 31, 2017, 2016 and 2015, respectively. The products, services and markets of the Protective Solutions segment are as follows:

Products and Services	Markets
Custom-engineered, paperboard-based and expanded foam protective packaging and components; temperature-assured packaging	Consumer electronics, automotive, appliances, medical devices, temperature-sensitive pharmaceuticals and food, heating and air conditioning, office furnishings, fitness equipment, promotional and palletized distribution

Product Distribution – Each of the Company’s operating units has its own sales staff, and maintains direct sales relationships with its customers. For those customers that buy from more than one business unit, the Company often assigns a single representative or team of specialists to handle that customer’s needs. Some of the units have service staff at the manufacturing facility that interact directly with customers. The Paper and Industrial Converted Products segment and certain operations within the Consumer Packaging segment have customer service centers located in Hartsville, South Carolina, which are the main contact points between their North American business units and their customers. Divisional sales personnel also provide sales management, marketing and product development assistance as needed. Typically, product distribution is directly from the manufacturing plant to the customer, but in some cases, product is warehoused in a mutually advantageous location to be shipped to the customer as needed.

Raw Materials – The principal raw materials used by the Company are recovered paper, paperboard, steel, aluminum and plastic resins. Raw materials are purchased from a number of outside sources. The Company considers the supply and availability of raw materials to be adequate to meet its needs.

Patents, Trademarks and Related Contracts – Most inventions and product and process innovations are generated by Sonoco’s development, marketing and engineering staffs, and are important to the Company’s internal growth. Patents have been granted on many inventions created by Sonoco staff in the United States and in many other countries. Additionally, patents and trade secrets were acquired as part of several acquisitions over the past year, including the acquisition of Clear Lam and Packaging Holdings, Inc. and subsidiaries, including Peninsula Packaging LLC. These patents are managed globally by a Sonoco intellectual capital management team through the Company’s subsidiary, Sonoco Development, Inc. (SDI). SDI globally manages patents, trade secrets, confidentiality agreements and license agreements. Some patents have been licensed to other manufacturers. Sonoco also licenses a few patents from outside companies and universities. U.S. patents expire after about 20 years, and patents on new innovations replace many of the abandoned or expired patents. A second intellectual capital subsidiary of Sonoco, SPC Resources, Inc., globally manages Sonoco’s trademarks, service marks, copyrights and Internet domain names. Most of Sonoco’s products are marketed worldwide under trademarks such as Sonoco®, SmartSeal®, Sonotube®, Sealclick®, Sonopost® and UltraSeal®. Sonoco’s registered web domain names such as www.sonoco.com and www.sonotube.com provide information about Sonoco, its people and its products. Trademarks and domain names are licensed to outside companies where appropriate.

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

Dependence on Customers – On an aggregate basis during 2017, the five largest customers in the Paper and Industrial Converted Products segment, the Consumer Packaging segment and the Protective Solutions segment accounted for approximately 7%, 22% and 29%, respectively, of each segment’s net sales. The dependence on a few customers in the Display and Packaging segment is more significant, as the five largest customers in this segment accounted for approximately 53% of that segment’s sales.

Sales to the Company’s largest customer represented approximately 4% of consolidated revenues in 2017. This concentration of sales volume resulted in a corresponding concentration of credit, representing approximately 4% of the Company’s consolidated trade accounts receivable at December 31, 2017. The Company’s next largest customer comprised approximately 3% of the Company’s consolidated revenues for the year ended December 31, 2017.

Backlog – Most customer orders are manufactured with a lead time of three weeks or less. Therefore, the amount of backlog orders at December 31, 2017, was not material. The Company expects all backlog orders at December 31, 2017, to be shipped during 2018.

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

Research and Development – Company-sponsored research and development expenses totaled approximately $21.0 million in 2017, $22.5 million in 2016 and $22.1 million in 2015. Customer-sponsored research and development expenses were not material in any of these periods. Significant projects in Sonoco’s Consumer Packaging segment include a broad range of new and next generation product developments across flexible packaging, rigid plastic and composite packaging, including development of FlexValve™ integrated venting technology for flexible coffee packaging and PureShield™ powdered infant formula cans for emerging global markets. During 2017, the Paper and Industrial Converted Products segment continued to invest in efforts to design and develop

6     SONOCO 2017 ANNUAL REPORT    |    FORM 10-K

new products for the paper industry and for the film and textiles industries. In addition, efforts were focused on enhancing performance characteristics of the Company’s tubes and cores in the construction, tape and paper packaging areas. Technology emphasis was also placed on delivering improved productivity via materials developments and key converting process improvements. Research and development projects in the Company’s Protective Solutions segment were primarily focused on developing new temperature-assurance packaging solutions for the pharmaceuticals and clinical trials market.

Compliance with Environmental Laws – Information regarding compliance with environmental laws is provided in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Risk Management,” and in Note 14 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Number of Employees – Sonoco had approximately 21,000 employees worldwide as of December 31, 2017.

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

Executive officers of the registrant –

Name	Age	Position and Business Experience for the Past Five Years
Executive Committee
M. Jack Sanders	64	(Retiring effective April 2, 2018.) President and Chief Executive Officer since April 2013. Previously President and Chief Operating Officer December 2010-March 2013; Executive Vice President, Consumer January-December 2010; Executive Vice President, Industrial 2008-2010. Joined Sonoco in 1987.
Robert C. Tiede	59	President and CEO-elect, effective April 2, 2018. Executive Vice President and Chief Operating Officer since January 2017. Previously Senior Vice President, Global Consumer Packaging & Services, Protective Solutions & Reels 2015—2017; Senior Vice President, Global Consumer Packaging and Services 2013-2015; Vice President, Global Flexible & Packaging Services 2009-2013. Joined Sonoco in 2004.
Vicki B. Arthur	59	Senior Vice President, Plastic Packaging and Protective Solutions since January 2017. Previously Vice President, Global Protective Solutions 2013-2017; Vice President, Protective Solutions, N.A. 2012-2013; Vice President, Global Corporate Customers 2008-2012. Joined Sonoco in 1984.
R. Howard Coker	55	Senior Vice President, Rigid Paper Containers and Paper/Engineered Carriers International since January 2017. Previously Group Vice President, Global Rigid Paper & Closures and Paper & Industrial Converted Products, EMEA, Asia, Australia and New Zealand 2015-2017; Vice President, Global Rigid Paper & Closures 2015; Group Vice President, Global Rigid Paper & Plastics 2013-2015; Vice President, Global Rigid Paper & Closures 2011-2013. Joined Sonoco in 1985. Mr. Coker is the brother-in-law of John R. Haley, one of Sonoco’s directors.
John M. Florence	39	Corporate Vice President, General Counsel and Secretary since November 2016. Previously Corporate Attorney 2015-2016. Joined Sonoco in 2015. Previously an attorney at Haynsworth Sinkler Boyd, P.A. 2005-2015. Mr. Florence is the son-in-law of Harris E. DeLoach, Jr., our Executive Chairman.
Rodger D. Fuller	56	Senior Vice President, Paper/Engineered Carriers U.S./Canada and Display & Packaging since 2017. Previously Group Vice President, Paper & Industrial Converted Products, Americas 2015-2017; Vice President, Global Primary Materials Group 2015; Group Vice President, Paper & Industrial Converting N.A. 2013-2015; Vice President, Global Rigid Plastics & Corporate Customers 2011-2013. Joined Sonoco in 1985.
Kevin P. Mahoney	62	Senior Vice President, Corporate Planning since February 2011. Previously Vice President, Corporate Planning 2000-2011. Joined Sonoco in 1987.

SONOCO 2017 ANNUAL REPORT    |    FORM 10-K     7

Name	Age	Position and Business Experience for the Past Five Years
Allan H. McLeland	51	Corporate Vice President, Human Resources since January 2011. Previously Staff Vice President, Human Resources, Industrial 2010-2011. Joined Sonoco in 1993.
Barry L. Saunders	58	Senior Vice President and Chief Financial Officer since May 2015. Previously Vice President and Chief Financial Officer 2011-2015; Vice President, Corporate Controller and Chief Accounting Officer 2008-2011. Joined Sonoco in 1989.
Roger P. Schrum	62	Corporate Vice President, Investor Relations & Corporate Affairs since February 2009. Previously Staff Vice President, Investor Relations & Corporate Affairs 2005-2009. Joined Sonoco in 2005.
Other Corporate Officers
Julie C. Albrecht	50	Corporate Vice President, Treasurer/Assistant CFO. Previously Vice President, Finance and Investor Relations & Treasurer for Esterline Technologies Corporation, 2015-2017; Finance Director, Customer Service Aircraft Systems for United Technologies, 2012-2015. Joined Sonoco in 2017.
James A. Harrell III	56	Vice President, Tubes & Cores, U.S. and Canada since December 2015. Previously Vice President, Global Tubes & Cores Operations February-December 2015; Vice President, Tubes & Cores N.A. 2012-2015; Vice President, Industrial Converting Division N.A. 2010-2012. Joined Sonoco in 1985.
Robert L. Puechl	62	Vice President, Global Flexibles since January 2011. Previously Vice President, Global Plastics 2010-2011. Joined Sonoco in 1986.
Marcy J. Thompson	56	Vice President, Marketing and Innovation since July 2013. Previously Vice President, Rigid Paper N.A. 2011-2013; Division Vice President & General Manager, Sonoco Recycling 2009-2011. Joined Sonoco in 2006.
Adam Wood	49	Vice President, Paper & Industrial Converted Products, EMEA, Asia, Australia and New Zealand since December 2015. Previously Vice President, Global Tubes & Cores February-December 2015; Vice President, Industrial Europe 2014-2015; Division VP/GM, Industrial Europe 2011-2014. Joined Sonoco in 2003.

8     SONOCO 2017 ANNUAL REPORT    |    FORM 10-K

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

Changes in domestic and global economic conditions may have a negative impact on our business operations and financial results.

Although our business is diversified across various markets and customers, because of the nature of our products and services, general economic downturns in the United States and globally can adversely affect our business operations and financial results. Current global economic challenges, including shrinking middle class incomes, the difficulties of the United States and other countries in dealing with their rising debt levels, and currency fluctuations are likely to continue to put pressure on the economy, and on us. In addition, interest rates have been at historic lows for a number of years and the likelihood of their beginning a return to historic norms appears to be increasing as the general economy improves and unemployment declines. Such an increase in rates would put additional pressure on consumers and the economy in general. As evidenced in recent years, tightening of credit availability and/or financial difficulties, leading to declines in consumer and business confidence and spending, affect us, our customers, suppliers and distributors. When such conditions exist, customers may delay, decrease or cancel purchases from us, and may also delay payment or fail to pay us altogether. Suppliers may have difficulty filling our orders and distributors may have difficulty getting our products to market, which may affect our ability to meet customer demands, and result in loss of business. Weakened global economic conditions may also result in unfavorable changes in our product price/mix and lower profit margins. All of these factors may have a material adverse effect on us.

Our international operations subject us to various risks that could adversely affect our business operations and financial results.

We have operations throughout North and South America, Europe, Australia and Asia, with 298 facilities in 33 countries. In 2017, approximately 35% of consolidated sales came from operations and sales outside of the United States, and we expect to continue to expand our international operations in the future. Management of global operations is extremely complex, and operations in foreign countries are subject to local statutory and regulatory requirements, differing legal environments and other additional risks that may not exist, or be as significant, in the United States. These additional risks may adversely affect our business operations and financial results, and include, without limitation:

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

•  our interpretation of our rights and responsibilities under local statutory and regulatory rules for sales taxes, VAT and similar taxes, statutory accounting requirements, licenses and permits, etc. may prove to be incorrect or unsupportable resulting in fines, penalties, and/or other liabilities related to non-compliance, damage to our reputation, unanticipated operational restrictions and/or other consequences as a result of the Company’s actions, or inaction, taken to perform our responsibilities or protect our rights;

•  changes in tax laws, or the interpretation of such laws, affecting taxable income, tax deductions, or other attributes relating to our non-U.S. earnings or operations;

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

•  differences in local business practices;

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

Additionally, there has been concern regarding the overall long-term stability of the Euro and the future of the Euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. Potential negative developments (such as a Eurozone country in which we operate replacing the Euro with its own currency) and market perceptions related to the Euro could adversely affect the value of our Euro-denominated assets, reduce the amount of our translated amounts of U.S. dollar revenue and income from operations, and otherwise negatively affect our business, financial condition or results of operations. Although instability of the Euro would likely have more broad-reaching effects than only to euro-denominated economies, annual revenue in 2017 for our

SONOCO 2017 ANNUAL REPORT    |    FORM 10-K     9

businesses where the Euro is the functional currency totaled $515 million.

The vote by the United Kingdom to leave the European Union could adversely affect us.

In 2016, the U.K. voted to leave the European Union (E.U.) (referred to as Brexit), and in 2017, the U.K. gave the notice that commences the formal Brexit process. Brexit could cause disruptions to and create uncertainty surrounding our U.K. businesses, including affecting relationships with existing and future customers, suppliers and employees. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Although the Brexit decision could have broad-reaching effects beyond just in the U.K. itself, annual revenue in 2017 for our U.K. businesses alone totaled $103 million.

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

We depend on third parties for transportation services.

We rely primarily on third parties for transportation of the products we manufacture and/or distribute, as well as for delivery of our raw materials. In particular, a significant portion of the goods we manufacture and raw materials we use are transported by railroad or trucks, which are highly regulated. If any of our third-party transportation providers were to fail to deliver the goods that we manufacture or distribute in a timely manner, we might be unable to sell those products at full value, or at all. Similarly, if any of these providers were to fail to deliver raw materials to us in a timely manner, we might be unable to manufacture our products in response to customer demand. In addition, if any of these third parties were to cease operations or cease doing business with us, we might be unable to replace them at reasonable cost. Any failure of a third-party transportation provider to deliver raw materials or finished products in a timely manner could harm our reputation, negatively impact our customer relationships and have a material adverse effect on our financial condition and results of operations.

We may not be able to identify suitable acquisition candidates, which could limit our potential for growth.

We have made numerous acquisitions in recent years, and expect to actively seek new acquisitions that management believes will provide meaningful opportunities for growth. However, we may not be able to identify suitable acquisition candidates or complete acquisitions on acceptable terms and conditions. Other companies in our industries have similar investment and acquisition strategies to ours, and competition for acquisitions may intensify. If we are unable to identify acquisition candidates that meet our criteria, our potential for growth may be restricted.

10    SONOCO 2017 ANNUAL REPORT    |    FORM 10-K

We may encounter difficulties in integrating acquisitions, which could have an adverse impact on our financial condition and operating results.

As noted in the risk factor above, we have invested a substantial amount of capital in acquisitions, joint ventures and strategic investments and we expect that we will continue to do so in the foreseeable future. We are continually evaluating acquisitions and strategic investments that are significant to our business both in the United States and internationally. Acquisitions, joint ventures and strategic investments involve numerous risks. Acquired businesses may not achieve the expected levels of revenue, profitability or productivity, or otherwise perform as expected, and acquisitions may involve significant cash expenditures, debt incurrence, operating losses, and expenses that could have a material adverse effect on our financial condition and operating results. Acquisitions also involve special risks, including, without limitation, the potential assumption of unanticipated liabilities and contingencies, and the challenges of effectively integrating acquired businesses.

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

•  potential loss of major customers and suppliers;

•  challenges associated with operating in new geographic regions;

•  difficulties in maintaining uniform standards, controls, procedures and policies;

•  potential failure to identify material problems and liabilities during due diligence review of acquisition targets; and

•  potential failure to obtain sufficient indemnification rights to fully offset possible liabilities associated with acquired businesses.

While management believes that acquisitions will improve our competitiveness and profitability, no assurance can be given that acquisitions will be successful or accretive to earnings. If actual performance in an acquisition falls significantly short of the projected results, or the assessment of the relevant facts and circumstances was inaccurate or changes, it is possible that a noncash impairment charge of any related goodwill would be required, and our results of operations and financial condition could be adversely affected.

In connection with acquisitions or divestitures, we may become subject to liabilities and legal claims.

In connection with any acquisitions or divestitures, we may become subject to liabilities or legal claims, including but not limited to third party liability and other tort claims; claims for breach of contract; employment-related claims; environmental, health and safety liabilities, conditions or damage; permitting, regulatory or other legal compliance issues; or tax liabilities. If we become subject to any of these liabilities or claims, and they are not adequately covered by insurance or an enforceable indemnity or similar agreement from a creditworthy counterparty, we may be responsible for significant out-of-pocket expenditures. These liabilities, if they materialize, could have a material adverse effect on our business, financial condition and results of operations.

We may encounter difficulties restructuring operations or closing or disposing of facilities.

We are continuously seeking the most cost-effective means and structure to serve our customers and to respond to changes in our markets. Accordingly, from time to time, we have, and are likely to again, close higher-cost facilities, sell non-core assets and otherwise restructure operations in an effort to improve cost competitiveness and profitability. As a result, restructuring and divestiture costs have been, and are expected to be, a recurring component of our operating costs, the magnitude of which could vary significantly from year to year depending on the scope of such activities. Divestitures and restructuring may also result in significant financial charges for the write-off or impairment of assets, including goodwill and other intangible assets. Furthermore, such activities may divert the attention of management, disrupt our ordinary operations, or result in a reduction in the volume of products produced and sold. There is no guarantee that any such activities will achieve our goals, and if we cannot successfully manage the associated risks, our financial position and results of operations could be adversely affected.

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

Each of our segments has large customers, and the loss of any of these could have a significant adverse effect on the segment’s sales and, depending on the magnitude of the loss, our results of operations and financial condition. Although a majority of our master customer contracts are long-term, they are terminable under certain circumstances, such as our failure to meet quality, pricing, or volume requirements, and the contracts themselves often do not require a specific level of purchasing. There is no assurance that existing customer relationships will be renewed at the same level of production, or at all, at the end of the contract term. Furthermore, although no one customer accounted for more than 10% of our net sales in 2017 or 2016, the loss of any of our major customers, a reduction in their purchasing levels or an adverse change in the terms of supply agreements with these customers could reduce our net sales and net income. Continued consolidation of our customers could exacerbate any such loss. For more information on

SONOCO 2017 ANNUAL REPORT    |    FORM 10-K    11

concentration of sales volume in our reportable segments, see Item1(c), “Dependence on Customers.”

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

We have incurred in the past, and may incur in the future, fines, penalties and legal costs relating to environmental matters, and costs relating to the damage of natural resources, lost property values and toxic tort claims. We have made expenditures to comply with environmental regulations and expect to make additional expenditures in the future. As of December 31, 2017, approximately $20.3 million was reserved for environmental liabilities. Such reserves are established when it is considered probable that we have some liability. However, because the extent of potential environmental damage, and the extent of our liability for the damage, is usually difficult to assess and may only be ascertained over a long period of time, our actual liability in such cases may end up being substantially higher than the currently reserved amount. Accordingly, additional charges could be incurred that would have a material adverse effect on our operating results and financial position.

Many of our products come into contact with the food and beverages packaged within, and therefore we are subject to risks and liabilities related to health and safety matters in connection with those products. Accordingly, our products must comply with various laws and regulations for food and beverages applicable to our customers. Changes in such laws and regulations could negatively impact customers’ demand for our products as they comply with such changes and/or require us to make changes to our products. Such changes to our products could include modifications to the coatings and compounds we use, possibly resulting in the incurrence of additional costs. Additionally, because many of our products are used to package consumer goods, we are subject to a variety of risks that could influence consumer behavior and negatively impact demand for our products, including changes in consumer preferences driven by various health-related concerns and perceptions.

Disclosure regulations relating to the use of “conflict minerals” sourced from the Democratic Republic of the Congo and adjoining countries could affect the sourcing, availability and cost of materials used in the manufacture of some of our products. We also incur costs associated with supply chain due diligence, and, if applicable, potential changes to products, processes or sources of supply as a result of such due diligence. Because our supply chain is complex, we may also face reputation risk with our customers and other stakeholders if we are unable sufficiently to verify the origins of all such minerals used in our products.

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

12    SONOCO 2017 ANNUAL REPORT    |    FORM 10-K

Changes in pension plan assets or liabilities may reduce operating results and shareholders’ equity.

We sponsor various defined benefit plans worldwide, and have an aggregate projected benefit obligation for these plans of approximately $1.8 billion as of December 31, 2017. The difference between defined benefit plan obligations and assets (the funded status of the plans) significantly affects the net periodic benefit costs and the ongoing funding requirements of the plans. Among other factors, changes in discount rates and lower-than-expected actual investment returns could substantially increase our future plan funding requirements and have a negative impact on our results of operations and cash flows. As of December 31, 2017, these plans hold a total of approximately $1.5 billion in assets funding a portion of the projected benefit obligations of the plans, which consist primarily of common collective trusts, mutual funds, common stocks and debt securities and also include alternative investments such as interests in real estate funds and hedge funds. If the performance of these assets does not meet our assumptions, or discount rates decline, the underfunding of the plans may increase and we may have to contribute additional funds to these plans, and our pension expense may increase, which could adversely affect operating results and shareholders’ equity.

We, or our customers, may not be able to obtain necessary credit or, if so, on reasonable terms.

We have $1.0 billion of fixed-rate debt outstanding. We also operate a $350 million commercial paper program, supported by a $500 million credit facility of an equal amount committed by a syndicate of eight banks until July 2022. If we were prevented from issuing commercial paper, we have the contractual right to draw funds directly on the underlying bank credit facility. We believe that the lenders have the ability to meet their obligations under the facility. However, if these obligations were not met, we may be forced to seek more costly or cumbersome forms of credit. Should such credit be unavailable for an extended time, it would significantly affect our ability to operate our business and execute our plans. In addition, our customers may experience liquidity problems as a result of a negative change in the economic environment, including the ability to obtain credit, that could limit their ability to purchase our products and services or satisfy their existing obligations.

Our credit ratings are important to our ability to issue commercial paper at favorable rates of interest. A downgrade in our credit rating could increase our cost of borrowing.

Certain of our debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires us to maintain a minimum level of interest coverage, and a minimum level of net worth. Although we were substantially above these minimum levels at December 31, 2017, these restrictive covenants could adversely affect our ability to engage in certain business activities that would otherwise be in our best long-term interests.

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

•  requiring us to dedicate a significant portion of our cash flow from operations to payments on our indebtedness, thereby reducing the amount of our cash flow available to fund working capital, acquisitions and capital expenditures, and for other general corporate purposes;

•  limiting our flexibility in planning for, or reacting to, changes in our business and our industry;

•  restricting us from making strategic acquisitions or exploiting business opportunities; and

•  limiting our ability to borrow additional funds.

We may incur additional debt in the future, which could increase the risks associated with our leverage.

We are continually evaluating and pursuing acquisition opportunities and may incur additional indebtedness to finance any such acquisitions, as we did in 2017, and to fund any resulting increased operating needs. As new debt is added to our current debt levels, the related risks we face could increase. While we will have to effect any new financing in compliance with the agreements governing our then existing indebtedness, changes in our debt levels and or debt structure may impact our credit rating and costs to borrow, as well as constrain our future financial flexibility in the event of a deterioration in our financial operating performance or financial condition.

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

As noted previously in these Risk Factors, there are also ongoing concerns about the stability of the euro and its continued viability as a single European currency. If individual countries were to revert, or threaten to revert, to their former local currencies, euro-denominated assets could be significantly devalued. In addition, a dislocation or dissolution of the euro could cause significant volatility and disruption in the global economy, which could adversely impact our business, including the demand for our products, the availability and cost of supplies and materials and our ability to obtain financing at reasonable costs.

Adverse weather and climate changes may result in lower sales.

We manufacture packaging products for beverages and foods as as well as products used in construction and industrial manufacturing. Unseasonably cool weather can temporarily

SONOCO 2017 ANNUAL REPORT    |    FORM 10-K    13

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

At December 31, 2017, the carrying value of our goodwill and intangible assets was approximately $1.6 billion. We are required to evaluate our goodwill amounts annually, or more frequently when evidence of potential impairment exists. The impairment test requires us to analyze a number of factors and make estimates that require judgment. As a result of this testing, we have in the past recognized goodwill impairment charges, and we have identified two reporting units that currently are at risk of a significant future impairment charge if actual results fall short of expectations. Future changes in the cost of capital, expected cash flows, changes in our business strategy, and external market conditions, among other factors, could require us to record an impairment charge for goodwill, which could lead to decreased assets and reduced net income. If a significant write down were required, the charge could have a material adverse effect on our operating results and shareholders’ equity.

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

We have deferred tax assets, including U.S. and foreign operating loss carryforwards, capital loss carryforwards, employee and retiree benefit items, and other accruals not yet deductible for tax purposes. We have established valuation allowances to reduce those deferred tax assets to an amount that we believe is more likely than not to be realized prior to expiration of such deferred tax assets. Our ability to use these deferred tax assets depends in part upon our having future taxable income during the periods in which these temporary differences reverse or our ability to carry back any losses created by the deduction of these temporary differences. We expect to realize these assets over an extended period. However, if we were unable to generate sufficient future taxable income in the U.S. and certain foreign jurisdictions, or if there were a significant change in the time period within which the underlying temporary differences became taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets, which would increase our effective tax rate which could have a material adverse effect on our reported results of operations.

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

We make estimates of the potential outcome of uncertain tax issues based on our assessment of relevant risks and facts and circumstances existing at the time, and we use these assessments to determine the adequacy of our provision for income taxes and other tax-related accounts. These estimates are highly judgmental. Although we believe we adequately pro-

14    SONOCO 2017 ANNUAL REPORT    |    FORM 10-K

vide for any reasonably foreseeable outcome related to these matters, future results may include favorable or unfavorable adjustments to estimated tax liabilities, which may cause our effective tax rate to fluctuate significantly.

In addition, our income tax returns are subject to regular examination by domestic and foreign tax authorities. These taxing authorities may disagree with the positions we have taken or intend to take regarding the tax treatment or characterization of any of our transactions. If any tax authorities were to successfully challenge the tax treatment or characterization of any of our transactions, it could have a material adverse effect on our business, consolidated financial condition or results of our operations. Furthermore, regardless of whether any such challenge is resolved in our favor, the final resolution of such matter could be expensive and time consuming to defend and/or settle. Future changes in tax law could significantly impact our provision for income taxes, the amount of taxes payable, and our deferred tax asset and liability balances.

As further discussed in Note 13 to our December 31, 2017 financial statements included in Item 8 of this Form 10-K, the IRS has previously notified us that it disagrees with our characterization of a distribution, and subsequent repayment, of an intercompany note in 2012 and 2013. If the IRS were to prevail, we could be required to make an adjustment to income for the affected years and pay a significant amount of additional taxes, which could have a material adverse effect on our results of operations and financial condition.

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

If we fail to continue to maintain effective internal control over financial reporting at a reasonable assurance level, we may not be able to accurately report our financial results, and may be required to restate previously published financial information, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.

Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We are required to assess the effectiveness of our internal control over financial reporting annually, as required by Section 404 of the Sarbanes-Oxley Act. We need to maintain our processes and systems and adapt them as our business grows and changes. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive, time-consuming and requires significant management attention. As we grow our businesses and acquire other businesses, our internal controls will become increasingly complex and we may require significantly more resources. The integration of acquired businesses into our internal control over financial reporting has required, and will continue to require, significant time and resources from our management and other personnel and will increase our compliance costs. Additionally, maintaining effectiveness of our internal control over financial reporting is made more challenging by the fact that we have over 160 subsidiaries and joint ventures in 33 countries around the world. As described in Item 9A of this Form 10-K, management has concluded that our internal controls over financial reporting were effective as of December 31, 2017. There is no assurance that, in the future, material weaknesses will not be identified that would cause management to change its current conclusion as to the effectiveness of our internal controls. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition, and we may be required to restate previously published financial information, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.

Several of our operations are conducted by joint ventures that we cannot operate solely for our benefit.

Several of our operations are conducted through joint ventures. In joint ventures, we share ownership and, in some instances, management of a company with one or more parties who may or may not have the same goals, strategies, priorities or resources as we do. In general, joint ventures are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information, accounting and making decisions. In certain cases, our joint venture partners must agree in order for the applicable joint venture to take certain actions, including acquisitions, the sale of assets, budget approvals, borrowing money and granting liens on joint venture property. Our inability to take unilateral action that we believe is

SONOCO 2017 ANNUAL REPORT    |    FORM 10-K    15

in our best interests may have an adverse effect on the financial performance of the joint venture and the return on our investment. In joint ventures, we believe our relationship with our co-owners is an important factor to the success of the joint venture, and if a co-owner changes, our relationship may be adversely affected. In addition, the benefits from a successful joint venture are shared among the co-owners, so that we do not receive all the benefits from our successful joint ventures. Finally, we may be required on a legal or practical basis or both, to accept liability for obligations of a joint venture beyond our economic interest, including in cases where our co-owner becomes bankrupt or is otherwise unable to meet its commitments.

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

Item 2. Properties

The Company’s corporate offices are owned and operated in Hartsville, South Carolina. There are 90 owned and 60 leased facilities used by operations in the Paper and Industrial Converted Products segment, 34 owned and 46 leased facilities used by operations in the Consumer Packaging segment, 7 owned and 17 leased facilities used by operations in the Display and Packaging segment, and 10 owned and 26 leased facilities used by the Protective Solutions segment. Europe, the most significant foreign geographic region in which the Company operates, has 57 manufacturing locations.

Item 3. Legal proceedings

The Company has been named as a potentially responsible party (PRP) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing agreements with other PRPs relating to the sharing of legal defense costs and cleanup costs for a particular site. The Company has assumed, for accrual purposes, that the other parties to these cost-sharing agreements will perform as agreed. Final resolution of some of the sites is years away, and actual costs to be incurred for these matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued as of December 31, 2017, cannot be determined.

As of December 31, 2017 and 2016, the Company had accrued $20.3 million and $24.5 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and makes appropriate adjustments when warranted.

Fox River settlement

As previously disclosed, in January 2017, U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, obtained Court approval of a final settlement of cost recovery claims made by Appvion, Inc. for $3.3 million. The settlement was paid during the first quarter of 2017, and related legal and professional fees totaling $0.4 million were paid during the course of 2017. All payments were made against previously established reserves and no additional expense was required to be recognized in 2017. As a result of this settlement becoming final, the Company and U.S. Mills have resolved all pending or threatened legal proceedings related to the Fox River matter, as well as any such proceedings known to be contemplated by governmental authorities.

Other legal matters

Additional information regarding legal proceedings is provided in Note 14 to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Item 4. Mine safety disclosures

Not applicable.

16    SONOCO 2017 ANNUAL REPORT    |    FORM 10-K

PART II

Item 5. Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

The Company’s common stock is traded on the New York Stock Exchange under the stock symbol “SON.” As of December 31, 2017, there were approximately 64,000 shareholder accounts. Information required by Item 201(d) of Regulation S-K can be found in Part III, Item 12 of this Annual Report on Form 10-K. The following table indicates the high and low sales prices of the Company’s common stock for each full quarterly period within the last two years as reported on the New York Stock Exchange, as well as cash dividends declared per common share:

	High	Low	Cash Dividends
2017
First Quarter	$55.58	$51.87	$0.37
Second Quarter	$54.00	$49.66	$0.39
Third Quarter	$53.77	$47.10	$0.39
Fourth Quarter	$55.77	$50.39	$0.39

2016
First Quarter	$49.08	$36.56	$0.35
Second Quarter	$50.13	$45.02	$0.37
Third Quarter	$53.57	$49.10	$0.37
Fourth Quarter	$55.47	$49.50	$0.37

The Company made the following purchases of its securities during the fourth quarter of 2017:

Issuer purchases of equity securities

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs[2]
10/02/17 – 11/05/17	4,320	$52.40	—	2,969,611
11/06/17 – 12/03/17	667	$51.98	—	2,969,611
12/04/17 – 12/31/17	1,761	$54.46	—	2,969,611
Total	6,748	$52.90	—	2,969,611
[1]	A total of 6,748 common shares were repurchased in the fourth quarter of 2017 related to shares withheld to satisfy employee tax withholding obligations in association with the exercise of certain share-based compensation awards. These shares were not repurchased as part of a publicly announced plan or program.
[2]	On February 10, 2016, the Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. No shares were repurchased during 2017. During 2016, a total of 2,030,389 shares were repurchased under this authorization at a cost of $100 million. Accordingly, at December 31, 2017, a total of 2,969,611 shares remain available for repurchase under this authorization.

The Company did not make any unregistered sales of its securities during 2017.

SONOCO 2017 ANNUAL REPORT    |    FORM 10-K    17

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

	Years ended December 31
(Dollars and shares in thousands except per share data)	2017	2016	2015	2014	2013
Operating Results
Net sales	$5,036,650	$4,782,877	$4,964,369	$5,016,994	$4,861,657
Cost of sales and operating expenses	4,630,932	4,351,452	4,531,188	4,616,104	4,487,184
Restructuring/Asset impairment charges	38,419	42,883	50,637	22,792	25,038
Gain on disposition of business	—	(104,292)	—	—	—
Interest expense	57,220	54,170	56,973	55,140	59,913
Interest income	(4,475)	(2,613)	(2,375)	(2,749)	(3,187)
Income before income taxes	314,554	441,277	327,946	325,707	292,709
Provision for income taxes	146,589	164,631	87,738	108,758	93,631
Equity in earnings of affiliates, net of tax	(9,482)	(11,235)	(10,416)	(9,886)	(12,029)
Net income	177,447	287,881	250,624	226,835	211,107
Net (income) attributable to noncontrolling interests	(2,102)	(1,447)	(488)	(919)	(1,282)
Net income attributable to Sonoco	$175,345	$286,434	$250,136	$225,916	$209,825
Per common share
Net income attributable to Sonoco:
Basic	$1.75	$2.83	$2.46	$2.21	$2.05
Diluted	1.74	2.81	2.44	2.19	2.03
Cash dividends	1.54	1.46	1.37	1.27	1.23
Weighted average common shares outstanding:
Basic	100,237	101,093	101,482	102,215	102,577
Diluted	100,852	101,782	102,392	103,172	103,248
Actual common shares outstanding at December 31	99,414	99,193	100,944	100,603	102,147
Financial Position
Net working capital	$563,666	$546,152	$384,862	$461,596	$498,105
Property, plant and equipment, net	1,169,377	1,060,017	1,112,036	1,148,607	1,021,920
Total assets	4,557,721	3,923,203	4,013,685	4,186,706	3,967,322
Long-term debt	1,288,002	1,020,698	1,015,270	1,193,680	939,056
Total debt	1,447,329	1,052,743	1,128,367	1,245,960	974,257
Total equity	1,730,060	1,554,705	1,532,873	1,503,847	1,706,049
Current ratio	1.6	1.7	1.4	1.5	1.6
Total debt to total capital[1]	45.6%	40.4%	42.4%	45.3%	36.3%

[1]	Calculated as total debt divided by the sum of total debt and total equity.

Item 7. Management’s discussion and analysis of financial condition and results of operations

General overview

Sonoco is a leading manufacturer of consumer, industrial and protective packaging products and provider of packaging services with 298 locations in 33 countries. The Company’s operations are reported in four segments, Consumer Packaging, Display and Packaging, Paper and Industrial Converted Products, and Protective Solutions.

Generally, the Company serves two broad end-use markets, consumer and industrial, which, period to period, can exhibit different economic characteristics from each other. Geographically, approximately 65% of sales were generated in the United States, 19% in Europe, 5% in Canada and 11% in other regions.

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

Over the next three to four years, the Company aspires to achieve base earnings before interest, taxes, depreciation and amortization (EBITDA) margins of 16% per year, and increase return on net assets employed to 11% or more, subject to the impacts of potential acquisitions (see “Use of Non-GAAP financial measures” below). Although achieving these goals could

18    SONOCO 2017 ANNUAL REPORT    |    FORM 10-K

prove to be difficult, the Company believes it will be successful by focusing on the following: organic sales growth, including new product development and expansion in emerging international markets; strategic acquisitions; and margin enhancement through more effective customer relationship management, organizational design, indirect spend management, and improved manufacturing productivity, supply chain and back office support processes.

Use of non-GAAP financial measures

To assess and communicate the financial performance of the Company, Sonoco management uses, both internally and externally, certain financial performance measures that are not in conformity with generally accepted accounting principles (“non-GAAP” financial measures). These non-GAAP financial measures reflect the Company’s GAAP operating results adjusted to remove amounts, including the associated tax effects, relating to restructuring initiatives, asset impairment charges, environmental charges, acquisition-related costs, gains or losses from the disposition of businesses, excess property insurance recoveries, pension settlement charges, certain income tax events and other items, if any, including other income tax-related adjustments and/or events, the exclusion of which management believes improves the period-to-period comparability and analysis of the underlying financial performance of the business. The adjusted non-GAAP results are identified using the term “base,” for example, “base earnings.”

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

Reconciliations of GAAP to base results are presented on pages 22 and 23 in conjunction with management’s discussion and analysis of the Company’s results of operations. Whenever reviewing a non-GAAP financial measure, readers are encouraged to review the related reconciliation to fully understand how it differs from the related GAAP measure. Reconciliations are not provided for non-GAAP measures related to future years due to the likely occurrence of one or more of the following, the timing and magnitude of which management is unable to reliably forecast: possible gains or losses on the sale of businesses or other assets, restructuring costs and restructuring-related impairment charges, acquisition-related costs, and the tax effect of these items and/or other income tax-related events. These items could have a significant impact on the Company’s future GAAP financial results.

2017 overview and 2018 outlook

Despite low growth rates in many of the Company’s served markets and volatile raw material costs, Sonoco reported improved results in 2017, posting year-over-year improvements in our Paper and Industrial Converted Products and Consumer Packaging segments. Operating profit improved $24.8 million, or 19.1 percent, year-over-year, in the Paper and Industrial Converted Products segment and $10.0 million, or 4.1 percent, in our Consumer Packaging segment. The performance of our Protective Solutions and Display and Packaging segments fell short of expectations in 2017 as both posted year-over-year declines in operating profit. Display and Packaging experienced significant startup costs related to a new pack center near Atlanta, Georgia, while Protective Solutions struggled with decreased volumes, specifically in automotive components. On a company-wide basis, gains from a positive overall price/cost relationship (the relationship of the change in sales prices to the change in costs of materials, energy and freight), manufacturing productivity improvements, and lower management incentives were only partially offset by declines in volume/mix, and higher labor, maintenance and other operating costs. Although these net benefits increased gross profit year over year, changes in the mix of business, as well as higher raw material costs, increased cost of sales disproportionately to sales. As a result, consolidated gross profit margin for 2017 declined to 18.8% compared to 19.6% in 2016.

Current year Net Income Attributable to Sonoco (GAAP earnings) declined $111.1 million, or 38.8%, year over year. The decline was primarily driven by pension settlement charges in 2017 totaling $20.2 million, after-tax, and a $51.3 million net tax charge related to the enactment of the U.S. Tax Cuts and Jobs Act (Tax Act). Prior year results included a $49.3 million gain, after tax, related to the sale of the Company’s rigid plastics blow molding operations. Base earnings, which exclude the previously mentioned current year charges, the prior year gain from the sale of the rigid plastics blow molding operations, as well as certain other items of income and expense, as more fully described within this Item under “Use of Non-GAAP financial measures” and reconciled within this Item under “Reconciliations of GAAP to Non-GAAP financial measures,” improved $4.5 million, or 1.6%, year over year.

SONOCO 2017 ANNUAL REPORT    |    FORM 10-K    19

Key expectations for 2017 were that overall volumes would increase by around 2%, with volumes in Protective Solutions and Display and Packaging expected to increase at higher rates, price/cost would be positive, and that overall productivity would be strong enough to offset the expected inflation in labor and other costs, except for increases in pension and post-retirement expense. Volume was essentially flat overall as modest declines in Global Rigid Paper Containers, Protective Packaging and recycling were partially offset by gains in Paper, Plastics and Display and Packaging. Reported sales were up 5.3% from a combination of higher selling prices in response to higher raw material costs, the positive impact of acquisitions net of dispositions, and the translation impact of a weaker dollar. Offsetting the earnings impact of lower than expected volume, the Company was able to achieve a stronger than expected positive price/cost relationship in many of its businesses, aided by the timing and magnitude of certain raw material cost changes together with procurement productivity gains. Although manufacturing productivity improvements for the year fell short of expectations, the results of our fixed cost productivity and cost management efforts were better than expected and partially offset inflation in labor and other costs.

Pension and postretirement benefit expenses for the year were approximately $33.2 million higher in 2017 than 2016, driven primarily by settlement charges related to lump sum payments and purchases of annuities for certain plan participants. The aggregate unfunded position of the Company’s various defined benefit plans decreased from $447.3 million at the end of 2016, to $355.2 million at the end of 2017. This decrease was largely driven by the strong market performance of plan assets and contributions to the plans in 2017, partially offset by the impact of lower discount rates on plan liabilities.

The effective tax rate on GAAP earnings was 9.3 percentage points higher than the prior year while the rate on base earnings was 0.5 percentage points higher than in 2016. The increase in the GAAP effective tax rate was driven by net charges related to the enactment of the Tax Act. The modest increase in the base effective tax rate was due to less benefit from the U.S. manufacturer’s deduction, as well as from other domestic tax adjustments, partially offset by greater benefit from distribution of earnings between high- and low-tax jurisdictions and the change in treatment of the excess tax benefit from share-based compensation resulting from the adoption of ASU 2016-09 in 2017. See Note 2 to the Consolidated Financial Statements for further information about this new accounting standard.

The Company generated $349.4 million in cash from operations during 2017, compared with $398.7 million in 2016. The majority of the year-over-year decrease is attributable to a $50 million voluntary contribution to the Company’s U.S. qualified defined benefit pension plan in the fourth quarter of 2017 and timing of payments and collection of receivables, partially offset by lower year-over-year income tax payments. Cash flow from operations is expected to be between $560 and $580 million in 2018.

Outlook

In 2018, management’s focus will be on driving synergies related to the businesses acquired in 2017, accelerating organic growth, improving manufacturing productivity and using the Company’s strong financial position to make strategic acquisitions primarily aimed at its targeted growth areas of thermoforming, flexibles and protective packaging, along with select consolidating industrial opportunities primarily in emerging markets. The Company has identified a number of targeted growth projects, the majority of which fall within its Consumer Packaging, Display and Packaging, and Protective Solutions segments and emerging markets that are expected to help drive organic growth. In addition, a key area of focus will be on ramping up production and improving operating efficiency at the Company’s new contract packaging services center near Atlanta, Georgia. Expected cost increases in raw materials, particularly tinplate steel and old corrugated containers (OCC), could create pressure on reported earnings. An offsetting factor could be the realization of forecasted declines in the value of the US dollar which would increase the reported earnings of our foreign operations. In large part, productivity efforts will be focused on reducing our operations’ unit-cost-to-produce through the continued internal roll out of the Sonoco Performance System, our systematic approach to operational excellence.

Management expects overall volume in 2018 to increase approximately 2%. Although the Company has projected that overall price/cost will be positive in 2018, the likelihood of continued volatility in key raw material prices could make pricing for their recovery more challenging. Manufacturing productivity is expected to more than offset the projected increases in labor and other costs.

Excluding the non-recurring settlement charges recognized in 2017, the Company projects total benefit plan expense to be approximately $8 million lower in 2018 than in 2017. This anticipated decrease is primarily due to greater expected returns on plan assets due to a higher asset base. Partially offsetting this favorable impact is the effect of lower discount rates. Total contributions in 2018 to the Company’s domestic and international pension and postretirement plans are expected to be approximately $38.5 million.

In consideration of the above factors, management is projecting overall margins for both gross profit and base EBIT to improve modestly over 2017 levels.

Absent any additional borrowings in 2018 from acquisition activity, net interest expense is expected to increase approximately $3 million driven by higher average annual debt balances from funding 2017 acquisitions. The consolidated effective tax rate on base earnings is expected to be between 26% and 27% in 2018 compared with 31.1% in 2017. The anticipated year-over-year decline is driven by the enactment of the Tax Act.

The Company does not provide projected GAAP earnings results due to the likely occurrence of one or more of the following, the timing and magnitude of which we are unable to reliably forecast: possible gains or losses on the sale of businesses or other assets, restructuring costs and restructuring-related impairment charges, acquisition-related costs, and the income tax effects of these items and/or other income tax-related events. These items could have a significant impact on the Company’s future GAAP financial results.

Acquisitions and dispositions

Acquisitions

The Company completed two acquisitions during 2017 at a cost of $383.8 million, net of cash acquired. On March 14, 2017, the Company completed the acquisition of Packaging Holdings, Inc. and subsidiaries, including Peninsula Packaging LLC (“Packaging Holdings”), for $218.8 million, net of cash acquired. Packaging Holdings manufactures thermoformed packaging for a wide range of whole fresh fruits, pre-cut fruits and produce, prepared salad mixes, as well as baked goods in retail supermarkets from five manufacturing facilities, including four in the United States and one in Mexico. The Company financed the transaction with a combination of cash and borrowings, including a $150,000 three-year term loan. The acquisition of Packaging Holdings is expected to add approximately $190 million of annual sales in the Company’s Consumer Packaging segment. On July 24, 2017, the Company completed the acquisition of Clear Lam Packaging, Inc. (“Clear Lam”) for $165.0 million net of cash acquired. Final consideration will be subject to an

20    SONOCO 2017 ANNUAL REPORT    |    FORM 10-K

adjustment for working capital, which is expected to be completed by the end of the first quarter of 2018. Clear Lam manufactures high barrier flexible and forming films used to package a variety of products for consumer packaged goods companies, retailers and other industrial manufacturers, with a focus on structures used for perishable foods. It has production facilities in Elk Grove Village, Illinois, and Nanjing, China. The Company financed a portion of the transaction with $100 million in borrowings from a $250 million five-year term loan with the remaining purchase price funded from available short-term credit facilities. The acquisition of Clear Lam is expected to add approximately $140 million of annual sales in the Company’s Consumer Packaging segment.

The Company completed four acquisitions during 2016 at a cost of $88.6 million, net of cash acquired. On June 24, 2016, the Company completed an acquisition in its Paper and Industrial Converted Products segment of a small tube and core business in Australia for $0.9 million in cash. On August 30, 2016, the Company completed the acquisition in its Protective Solutions segment of the temperature-controlled cargo container assets, licenses, trademarks, and manufacturing rights from AAR Corporation. Total consideration for this business was $6.0 million consisting of a current cash payment of $3.0 million, non-contingent deferred cash consideration of $2.0 million, and contingent consideration valued at $1.0 million. Also in the Protective Solutions segment, Laminar Medica (“Laminar”), a privately held specialty medical products company based in the U.K., was acquired on September 19, 2016 for $17.2 million, net of cash acquired. On November 1, 2016, the Company completed the acquisition in its Consumer Packaging segment of Plastic Packaging Inc. (“PPI”), a privately held Hickory, NC-based flexible packaging company for $67.6 million, net of cash acquired. Founded in 1957, PPI specializes in short-run, customized flexible packaging for consumer brands in markets including: food products (i.e. frozen foods, baked goods, seafood), pet products (i.e. dry food, bird seed, litter), confection (i.e. seasonal promotions, heat-sealed chocolate packaging, hard and soft candy), and health and personal care (i.e. nutraceuticals, diapers, tissues/wipes).

The Company completed two acquisitions during 2015 at an aggregate cost of $21.2 million, of which $17.4 million was paid in cash. On April 1, 2015, the Company acquired a 67% controlling interest in Graffo Paranaense de Embalagens S/A (“Graffo”), a flexible packaging business located in Brazil. Graffo serves the confectionery, dairy, pharmaceutical and tobacco markets in Brazil with approximately 230 employees. Total consideration paid for Graffo was approximately $18.3 million, including cash of $15.7 million, and assumed debt of $2.6 million. On September 21, 2015, the Company acquired the high-density wood plug business from Smith Family Companies, Inc., in Hartselle, Alabama. Total consideration for the acquisition was $2.9 million, including cash of $1.8 million and a contingent purchase liability of $1.1 million. The contingent liability payment of $1.1 million was paid in September 2017, upon the second anniversary of the acquisition.

Dispositions

On November 7, 2016, the Company completed the sale of its rigid plastics blow molding operations to Amcor Rigid Plastics USA, LLC and Amcor Packaging Canada, Inc. for approximately $280 million, with the Company receiving net cash proceeds of $271.8 million. In conjunction with the sale, the Company recognized a gain on the disposition, net of associated fees, of $104.3 million. The Company’s rigid plastics blow molding operations included seven manufacturing facilities in the U.S. and Canada with approximately 850 employees producing containers serving the personal care and food and beverage markets. The disposition of these operations is expected to negatively impact the 2017 year-over-year sales comparison by approximately $175 million. The decision to sell the blow molding operations was made to focus on, and provide resources to further enhance, the Company’s targeted growth businesses, including flexible packaging, thermoformed rigid plastics, and temperature-assurance packaging. This sale did not notably affect operating margin percentages for the Company’s Consumer Packaging segment, nor did it represent a strategic shift for the Company having a major effect on the entity’s operations and financial results.

See Note 3 to the Consolidated Financial Statements for further information about acquisition and disposition activities.

Restructuring and asset impairment charges

Due to its geographic footprint (298 locations in 33 countries) and the cost-competitive nature of its businesses, the Company is constantly seeking the most cost-effective means and structure to serve its customers and to respond to fundamental changes in its markets. As such, restructuring costs have been and are expected to be a recurring component of the Company’s operating costs. The amount of these costs can vary significantly from year to year depending upon the scope and location of the restructuring activities.

The following table recaps the impact of restructuring and asset impairment charges on the Company’s net income for the periods presented (dollars in thousands):

	Year Ended December 31
	2017	2016	2015
Exit costs:
2017 Actions	$14,646	$—	$—
2016 Actions	1,795	30,930	—
2015 and Earlier Actions	1,961	4,831	26,229
Asset impairments:	20,017	7,122	24,408
Total restructuring/asset impairment charges	$38,419	$42,883	$50,637
Income tax benefit	(13,064)	(7,520)	(22,641)
Impact of noncontrolling interests, net of tax	(71)	(161)	(93)
Total impact of restructuring/asset impairment charges, net of tax	$25,284	$35,202	$27,903

During 2017, the Company announced the closure of an expanded foam protective packaging plant in the United States and five tubes and cores plants – three in the United States, one in Belgium, and one in China. Asset impairment charges recorded in 2017 included a $17.8 million charge in the fourth quarter of 2017 recognized as a result of the Company’s decision to shut down its #9 boiler in the Hartsville, South Carolina manufacturing complex. In addition, the Company recognized severance charges throughout 2017 related to the elimination of approximately 255 positions in conjunction with the Company’s ongoing organizational effectiveness efforts.

During 2016, the Company announced the closure of four tubes and cores plants—one in the United States, one in Canada, one in Ecuador, and one in Switzerland. The Company closed a packaging services center in Mexico and a fulfillment service center in Brazil. The Company also began manufacturing rationalization efforts in its Reels division, and completed the sales of a paper mill in France and a retail security packaging plant in Puerto Rico. In addition, the Company continued to realign its cost structure, resulting in the elimination of approximately 180 positions.

SONOCO 2017 ANNUAL REPORT    |    FORM 10-K    21

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

The Company expects to recognize future additional costs totaling approximately $3.6 million in connection with previously announced restructuring actions. The Company believes that the majority of these charges will be incurred and paid by the end of 2018. The Company regularly evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken. Restructuring and asset impairment charges are subject to significant fluctuations from period to period due to the varying levels of restructuring activity and the inherent imprecision in the estimates used to recognize the impairment of assets and the wide variety of costs and taxes associated with severance and termination benefits in the countries in which the Company operates.

See Note 4 to the Consolidated Financial Statements for further information about restructuring activities and asset impairment charges.

Reconciliations of GAAP to non-GAAP financial measures

The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures for each of the years presented:

	For the year ended December 31, 2017
Dollars and shares in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Acquisition Related Costs	Other Adjustments (1)	Base
Income before interest and income taxes	$367,299	$38,419	$13,790	$30,482	$449,990
Interest expense, net	52,745	—	—	—	52,745
Income before income taxes	$314,554	$38,419	$13,790	$30,482	$397,245
Provision for income taxes	146,589	13,064	3,841	(40,123)	123,371
Income before equity in earnings of affiliates	$167,965	$25,355	$9,949	$70,605	$273,874
Equity in earnings of affiliates, net of tax	9,482	—	—	581	10,063
Net income	$177,447	$25,355	$9,949	$71,186	$283,937
Less: Net (income) attributable to noncontrolling interests, net of tax	(2,102)	(71)	—	—	(2,173)
Net income attributable to Sonoco	$175,345	$25,284	$9,949	$71,186	$281,764
Per diluted common share	$1.74	$0.25	$0.10	$0.71	$2.79
(1)	Consists of the following: pension settlement charges of $32,761 ($20,241 after tax), partially offset by insurance settlement gains; tax charges of approximately $76,933 related to a one-time transition tax on certain accumulated foreign earnings offset by approximately $25,668 related to an increase in net deferred tax assets, both of which are related to implementation of the U.S. Tax Cuts and Jobs Act; and other net tax charges totaling $492.

	For the year ended December 31, 2016
Dollars and shares in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Acquisition Related Costs	Other Adjustments(2)	Base
Income before interest and income taxes	$492,834	$42,883	$4,569	$(103,360)	$436,926
Interest expense, net	51,557	—	—	—	51,557
Income before income taxes	$441,277	$42,883	$4,569	$(103,360)	$385,369
Provision for income taxes	164,631	7,520	1,422	(55,803)	117,770
Income before equity in earnings of affiliates	$276,646	$35,363	$3,147	$(47,557)	$267,599
Equity in earnings of affiliates, net of tax	11,235	—	—	—	11,235
Net income	$287,881	$35,363	$3,147	$(47,557)	$278,834
Less: Net (income) attributable to noncontrolling interests, net of tax	(1,447)	(161)	—	—	(1,608)
Net income attributable to Sonoco	$286,434	$35,202	$3,147	$(47,557)	$277,226
Per diluted common share	$2.81	$0.35	$0.03	$(0.47)	$2.72
(2)	Consists of the following: gain from the sale of the rigid plastics blow molding operations totaling $104,292 ($49,341 after tax); $850 increase ($522 after tax) in reserves for Fox River environmental claims; $1,203 net tax loss due primarily to changes in rates and valuation allowances for foreign entities; and other charges totaling $82 ($59 after tax).

22    SONOCO 2017 ANNUAL REPORT    |    FORM 10-K

	For the year ended December 31, 2015
Dollars and shares in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Acquisition Related Costs	Other Adjustments(3)	Base
Income before interest and income taxes	$382,544	$50,637	$1,663	$(22,280)	$412,564
Interest expense, net	54,598	—	—	—	54,598
Income before income taxes	$327,946	$50,637	$1,663	$(22,280)	$357,966
Provision for income taxes	87,738	22,641	9	746	111,134
Income before equity in earnings of affiliates	$240,208	$27,996	$1,654	$(23,026)	$246,832
Equity in earnings of affiliates, net of tax	10,416	—	—	—	10,416
Net income	$250,624	$27,996	$1,654	$(23,026)	$257,248
Less: Net (income)/loss attributable to noncontrolling interests, net of tax	(488)	(93)	—	—	(581)
Net income attributable to Sonoco	$250,136	$27,903	$1,654	$(23,026)	$256,667
Per diluted common share	$2.44	$0.27	$0.02	$(0.22)	$2.51
(3)	Consists of the following: gain from the release of reserves related to the partial settlement of the Fox River environmental claims totaling $32,543 ($19,928 after tax); income tax gains from the release of valuation allowances against net deferred tax assets in Spain, Canada, the Netherlands, and the United Kingdom totaling $9,563; legal and financial professional expenses associated with the Company’s investigation of financial misstatements in Mexico totaling $7,099 ($4,380 after tax); additional expenses related to executive life insurance policies totaling $2,188 ($1,344 after tax); and other charges totaling $976 ($741 after tax).

Results of operations – 2017 versus 2016

Net income attributable to Sonoco (GAAP earnings) was $175.3 million ($1.74 per diluted share) in 2017, compared with $286.4 million ($2.81 per diluted share) in 2016. Current-year earnings reflect net after-tax charges totaling $106.4 million, consisting of pension settlement charges, tax charges related to the 2017 U. S. Tax Cuts and Jobs Act, restructuring/asset impairment charges, and acquisition-related expenses. These charges were partially offset by insurance settlement gains.

Net income in 2016 was positively impacted by a net after-tax benefit of $9.2 million consisting of the gain from the disposal of the Company’s rigid plastics blow molding operations, partially offset by restructuring costs, asset impairment charges, acquisition-related expenses, and foreign income tax losses related to rate adjustments.

Base earnings in 2017 were $281.8 million ($2.79 per diluted share), compared with $277.2 million ($2.72 per diluted share) in 2016.

Both GAAP and base earnings in 2017 benefitted from a positive price/cost relationship, productivity improvements and lower management incentive expense. These favorable factors were partially offset by negative volume/mix, particularly in Rigid Paper North America, higher overhead and other operating costs, and unfavorable changes in foreign currency translation.

The effective tax rate on GAAP earnings was 46.6%, compared with 37.3% in 2016, and the effective tax rate on base earnings was 31.1%, compared with 30.6% in 2016. The unusually high GAAP effective tax rate in the current year reflects the currently recognized effects of the U.S. Tax Cuts and Jobs Act (Tax Act). Application of the Company’s lower estimated future effective tax rate due to the Tax Act resulted in a decrease to the Company’s recorded amount of deferred tax liabilities, net of deferred assets. Consequently, in the fourth quarter of 2017 the Company recorded a $25.7 million decrease to its net deferred tax liabilities with a corresponding decrease to GAAP income tax expense. This decrease in expense was more than offset by a $76.9 million charge to record the Tax Act’s one-time transition tax on certain accumulated foreign earnings. The 2016 GAAP tax rate, which was also higher than normal, was negatively affected by the tax impact of the disposal of the Company’s rigid plastics blow molding operations. The effective tax rate on base earnings was essentially flat year over year.

Consolidated net sales for 2017 were $5.0 billion, a $254 million, or 5.3%, increase from 2016. The components of the sales change were:

($ in millions)
Volume/mix	$(19)
Selling price	182
Acquisitions and divestitures, net	69
Foreign currency translation and other, net	22
Total sales increase	$254

In order to enhance the meaningfulness of reported changes in volume/mix, a $20.7 million reduction in packaging center sales resulting from changes in the level of activity is classified above as “other” due to the low/inconsistent correlation that typically exists between changes in revenue and changes in operating profit in our packaging center operations.

Sales volume/mix was essentially flat as organic volume growth and a favorable change in product mix in a number of our businesses mostly offset volume declines in rigid paper containers and automotive components. For the most part, price changes for the Company’s products were driven by changes in the underlying raw materials costs. In 2017, many of the Company’s primary raw materials saw increases in their market prices; especially, old corrugated containers (OCC) which saw an average increase of more than 50% year over year. This increase most directly affected the Paper and Industrial Converted Products segment while the increase in other raw materials, mainly resins, most directly affected the Consumer Packaging segment. While the full-year average OCC price was up year over year, prices during the year were volatile with periods of sharp increases and decreases resulting in significant margin swings. However, the Company was able to achieve an overall positive price cost relationship. While the Company’s 2017 and 2016 acquisitions added more than $259 million to comparable year-over-year sales, the impact was mostly offset by sales decreases of $191 million related to dispositions, the most significant of which was the 2016 sale of the Company’s rigid plastics blow molding operations. Finally, foreign exchange rate changes increased year-over-year sales as almost all of the foreign currencies in which the Company conducts business strengthened slightly in relation to the U.S. Dollar.

SONOCO 2017 ANNUAL REPORT    |    FORM 10-K    23

Total domestic sales were $3.3 billion, up 4.9% from 2017 levels. International sales were $1.8 billion, up 6.1% from 2017 with most of the increase driven by growth in the Company’s industrial businesses and the impact of foreign currency translation.

Costs and expenses/margins

Cost of sales was up $241.8 million in 2017, or 6.3%, from the prior year primarily due to raw material price increases and additional volume from acquired businesses, net of disposed businesses. Despite the positive price/cost relationship and modest productivity improvements, an unfavorable mix of sales and higher labor and other costs resulted in gross profit margins declining to 18.8% in 2017 from 19.6% in the prior year.

Aggregate pension and postretirement plan expenses increased $33.2 million in 2017 to a total of $78.5 million, compared with $45.3 million in 2016. In February 2017, the Company initiated a program to settle a portion of its pension liability related to terminated vested participants in the U.S. qualified retirement plans through either a single, lump-sum payment or the purchase of an annuity. During the course of the program, the Company successfully settled approximately 47% of the projected benefit obligation of the terminated vested plan participants. As a result of these and other smaller settlements, the Company recognized non-cash settlement charges totaling $32.8 million in 2017. The settlement charges are reflected in selling, general and administrative expenses, and account for virtually all of the year-over-year increase in pension and postretirement plan expenses. The remainder of pension and postretirement plan expenses are reflected in the Company’s Consolidated Statements of Income with approximately 75% in cost of sales and 25% in selling, general and administrative expenses. See Note 12 to the Consolidated Financial Statements for further information on employee benefit plans.

Selling, general and administrative expenses increased $37.7 million, or 7.4%, and were 10.8% of sales compared to 10.6% of sales in 2016. The current year increase in selling, general and administrative expenses is largely attributable to the previously mentioned pension settlements. In addition, acquisition-related costs increased $9.2 million from last year to $13.8 million. Absent these items, selling, general and administrative expenses were essentially flat year over year.

GAAP Earnings before interest and income taxes (EBIT) were 7.3% of sales in 2017 compared to 10.3% in 2016, The largest contributor to this decline was the 2016 gain on the sale of the Company’s rigid plastics blow molding business. Base EBIT declined to 8.9% of sales in 2017 compared to 9.1% in 2016. The year-over-year decrease in gross profit margin discussed above contributed to the declines in both GAAP EBIT and Base EBIT.

Restructuring and restructuring-related asset impairment charges totaled $38.4 million and $42.9 million in 2017 and 2016, respectively. Additional information regarding restructuring actions and impairments is provided in Note 4 to the Company’s Consolidated Financial Statements.

Research and development costs, all of which were charged to expense, were $21 million in 2017 and $22.5 million in 2016. Management expects research and development spending to remain at a similar level in 2018.

Net interest expense totaled $52.7 million for the year ended December 31, 2017, compared with $51.6 million in 2016. The increase was due primarily to higher average debt levels as the Company used debt to fund acquisitions. On July 20, 2017, the Company entered into a Credit Agreement in connection with a new $750 million bank credit facility with a syndicate of eight banks replacing its then-existing credit facility entered into on October 2, 2014, and reflecting substantially the same terms and conditions. Included in the new facility are a $500 million five-year revolving credit facility and a $250 million five-year term loan. Based on the pricing grid in the Credit Agreement and the Company’s current credit ratings, the borrowing has an all-in drawn margin of 112.5 basis points above the London Interbank Offered Rate (LIBOR). Borrowings under the Credit Agreement are pre-payable at any time at the discretion of the Company and the term loan has annual amortization payments totaling $12.5 million. In June 2016, the Company settled its $75.2 million 5.625% debentures upon their maturity, and in May 2016 used proceeds from a new 1.00% fixed rate Euro 150 million loan to settle the remaining $150 million balance of a variable rate term loan entered into in conjunction with the 2014 acquisition of Weidenhammer Packaging Group.

Reportable segments

The Company reports its financial results in four reportable segments – Consumer Packaging, Display and Packaging, Paper and Industrial Converted Products, and Protective Solutions.

Consolidated operating profits, also referred to as “Income before interest and income taxes” on the Consolidated Statements of Income, are comprised of the following:

($ in millions)	2017	2016	% Change
Segment operating profit
Consumer Packaging	$250.9	$240.9	4.1%
Display and Packaging	2.5	14.8	(83.1)%
Paper and Industrial Converted Products	154.5	129.7	19.1%
Protective Solutions	42.1	51.5	(18.3)%
Restructuring/Asset impairment charges	(38.4)	(42.9)	(10.4)%
Acquisition-related costs	(13.8)	(4.6)	201.8%
Other non-operational (charges)/income, net	(30.5)	103.4	(129.5)%
Consolidated operating profits	$367.3	$492.8	(25.5)%

Segment results viewed by Company management to evaluate segment performance do not include restructuring charges, asset impairment charges, acquisition-related charges, gains or losses from the sale of businesses, pension settlement charges, specifically identified tax adjustments, and certain other items, if any, the exclusion of which the Company believes improves comparability and analysis. Accordingly, the term “segment operating profits” is defined as the segment’s portion of “Income before interest and income taxes” excluding those items. General corporate expenses, with the exception of restructuring charges, asset impairment charges, acquisition-related charges, net interest expense and income taxes, have been allocated as operating costs to each of the Company’s reportable segments.

See Note 16 to the Company’s Consolidated Financial Statements for more information on reportable segments.

Consumer Packaging

($ in millions)	2017	2016	% Change
Trade sales	$2,123.5	$2,043.1	3.9%
Segment operating profits	250.9	240.9	4.1%
Depreciation, depletion and amortization	98.9	88.9	11.3%
Capital spending	63.6	86.4	(26.3)%

Sales increased year over year due to the March 14, 2017 acquisition of Packaging Holdings, the July 24, 2017 acquisition of Clear Lam Packaging, Inc. and the full year impact of the

24    SONOCO 2017 ANNUAL REPORT    |    FORM 10-K

November 1, 2016 acquisition of Plastic Packaging Inc. These increases were substantially offset by the reduction in year-over-year sales due to the November 2016 disposition of the Company’s rigid plastic blow molding operations. Higher selling prices in most of the segment’s businesses, driven largely by raw material price increases, were mostly offset by volume declines in Rigid Paper Containers North America and Europe as well as Flexible Packaging. Foreign currency translation added approximately $5 million to segment trade sales year over year due to a weaker U.S. dollar. Domestic sales were approximately $1,461 million, up 6.8%, or $93 million, from 2016, while international sales were approximately $663 million, down 1.9%, or $13 million, from 2016.

Segment operating profits increased by $10.0 million year over year and operating profit margins of 11.8% were unchanged from 2016. The increase in segment operating profits was largely driven by solid gains in manufacturing productivity and the positive impact of the relationship between selling prices and costs. These benefits were partially offset by volume declines in global composite cans and flexible packaging as well as inflation. Material purchasing and logistics savings were key drivers of the positive price/cost relationship. At an operating profit level, the negative impact of divestitures somewhat exceeded the benefit of acquisitions largely due to timing.

Capital spending in the segment included numerous productivity projects and expansion of manufacturing capabilities in North America primarily in flexible packaging and plastics, and expansion of manufacturing capabilities in Europe in rigid paper containers.

Display and Packaging

($ in millions)	2017	2016	% Change
Trade sales	$508.2	$520.4	(2.3)%
Segment operating profits	2.5	14.8	(83.1)%
Depreciation, depletion and amortization	17.1	16.7	2.2%
Capital spending	23.9	11.5	107.1%

Domestic trade sales in the segment increased $3.2 million, or 1.3%, to $249 million, while international trade sales decreased $15 million, or 5.6%, to $259 million. The increase in domestic trade sales resulted from increased volume at our new retail packaging fulfillment center in Atlanta, Georgia, offset by lower volume in retail security packaging and the impact of the July 2016 sale of our retail security packaging facility in Juncos, Puerto Rico. The decrease in international sales reflects the Company’s exit from a packaging center fulfillment contract with a customer resulting in the transition of the operation of certain facilities in Mexico and Brazil back to the customer during the first half of 2016. This decline in sales was somewhat offset by the positive impact of approximately $10 million from foreign currency translation as a result of a stronger Polish zloty relative to the U.S. dollar year over year.

The decrease in segment operating profit was largely due to inefficiencies and higher than expected operating costs associated with the ramp up of production at the new pack center in Atlanta. Higher than anticipated production requirements, primarily in response to multiple hurricanes, exceeded the new facility’s capability to operate efficiently with the installed equipment and a relatively inexperienced workforce that has also incurred a higher than expected turnover rate. The Company is working to resolve these and other operational issues and is optimistic that over time the center will be able to achieve efficiency and cost levels in line with expectations. An inability to meaningfully improve the operating results of this pack center, and/or improve results of other operations of the reporting unit, may result in charges for long-term asset impairment, or goodwill impairment, or both.

Capital spending in the segment was driven by a significant customer development project in North America coupled with expansion of manufacturing capabilities in Europe.

Paper and Industrial Converted Products

($ in millions)	2017	2016	% Change
Trade sales	$1,866.2	$1,693.5	10.2%
Segment operating profits	154.5	129.7	19.1%
Depreciation, depletion and amortization	74.9	74.7	0.1%
Capital spending	61.4	60.6	1.4%

On average, market costs for recovered paper in the U.S. were higher year over year resulting in higher average selling prices in all of the segment’s domestic businesses. Selling prices were also higher in Brazil and the Andean region, primarily due to overall inflation, and were up in Europe due to the pass through of higher material costs in that market. Total volume/mix gains were modest in the segment as gains in Europe, which were due to a combination of market share gains and regional expansion, and volume increases in US and Canadian Paper were mostly offset by volume declines in other businesses, particularly US and Canadian Tubes and Cores and Recycling. Changes in foreign exchange rates had little impact on reported sales in the segment. Total domestic sales in the segment increased $103 million, or 10.1%, to $1,128 million while international sales increased $70 million, or 10.4%, to $739 million.

Segment operating profit increased year over year, driven by a positive price/cost relationship as the Company was able to favorably navigate dramatic movements in Old Corrugated Containers (OCC) market prices. Improved market conditions resulted in a strong turnaround in the Company’s corrugating medium operation in 2017. Operating profit was also benefited by increases in volume and positive changes in the mix of products sold, mostly in Europe and Sonoco Reels, and modest productivity gains. These favorable factors were partially offset by wage and other fixed cost inflation.

Although conditions improved for the corrugating medium operation in 2017, and the Company’s outlook for the operation is for continued improvement in 2018, the Company continues to evaluate strategic alternatives for this operation.

Significant capital spending in the segment included the modification of several paper machines in North America, numerous productivity projects, and IT investments.

Protective Solutions

($ in millions)	2017	2016	% Change
Trade sales	$538.8	$525.9	2.4%
Operating profits	42.1	51.5	(18.3)%
Depreciation, depletion and amortization	26.8	24.8	7.9%
Capital spending	19.0	12.9	48.0%

Sales increased year over year due to the acquisitions of Laminar Medica and AAR Corporation, each of which was acquired in the second half of 2016. Higher sales prices were offset by volume declines, mostly in automotive components.

Segment operating profit decreased year over year due to volume declines and associated productivity losses. A negative

SONOCO 2017 ANNUAL REPORT    |    FORM 10-K    25

price/cost relationship and increases in labor, overhead and other costs also negatively impacted profits year over year.

Domestic sales were $426 million in 2017 down $10 million, or 2%, from 2016. International sales increased to $113 million up $23 million, or 26%. The increase in international sales was driven by prior-year acquisitions.

Capital spending in the segment included significant customer development projects to support our temperature-assured packaging business.

Financial position, liquidity and capital resources

Cash flow

Operating activities

Cash flow from operations totaled $349.4 million in 2017 and $398.7 million in 2016, a year-over-year decrease of $49.3 million. The $110.4 million decline in GAAP Net Income reflects the non-recurrence of last year’s gain on the sale of the Company’s rigid plastics blow molding operations of $108.7 million, the cash impact of which was reported as an investing activity. Current year net income also reflects higher pension and postretirement expenses and increased pension and postretirement cash contributions resulting in a combined year-over-year decrease in operating cash flows of $28.6 million. Working capital consumed $5.0 million more cash in 2017 than in 2016. Changes in inventory used $16.1 million of cash in 2017 versus $11.5 million in 2016, a higher year-over-year use of cash of $4.6 million, primarily attributable to pre-buying of certain raw materials at the end of 2017 in anticipation of upcoming price increases. The combined changes in accounts receivable and accounts payable balances consumed approximately $39 million of cash from operations in both 2017 and 2016. The increases in year-end accounts receivable balances over the respective prior years were due to a combination of factors including the timing of collections from certain customers, changes in terms and sales mix by customer, and changes in selling prices. Non-cash asset impairment charges were $12.9 million higher year over year, due largely to the fourth quarter 2017 impairment of a power generating facility at the Company’s Hartsville manufacturing complex, which was determined to have been rendered obsolete by the Company’s new biomass facility and which is now scheduled for closure. The net benefit from changes in deferred income tax and income tax payable balances was $25.1 million greater in 2017 compared with the previous year. The year-over-year increase is attributable to the U.S. Tax Cuts and Jobs Act, including the recording of a liability for the new transition tax on certain accumulated foreign earnings, partially offset by a reduction in the Company’s net deferred tax liabilities which were reduced as a result of the decrease in the federal tax rate from 35% to 21%. Non-cash share-based compensation expenses were $5.8 million lower year over year as expenses recognized in association with our performance-based awards decreased, reflecting assumptions about actual performance against targeted performance metrics over the vesting period of the awards. Net losses on disposition of assets totaled $2.0 million in 2017 compared with $14.2 million in 2016, a year-over-year change of $12.1 million, driven by the loss on the disposition of a paperboard mill in France in 2016. Changes in accrued expenses reflect a $14.6 million use of cash in 2017 compared with a $11.7 million use of cash in 2016. The year-over-year change of $2.9 million was primarily driven by the final settlement of Fox River-related environmental claims in January 2017 and lower management incentive accruals. Changes in other assets and liabilities used $37.1 million of additional cash in 2017 compared to 2016, driven by $16.0 million in timing differences related to certain non-income tax payments, $7.0 million related to the timing of costs and associated reimbursements related to the relocation of a facility, and a net change of $5.7 million in the incremental costs of obtaining contracts with certain customers. Cash paid for income taxes was $37.8 million lower year over year due primarily to the payment in 2016 of taxes arising from the gain on the sale of the rigid plastics blow molding operations.

Cash flow from operations totaled $398.7 million in 2016 and $452.9 million in 2015, a year-over-year decrease of $54.3 million. Although 2016 net income increased year over year by $37.3 million, 2016 net income includes a pre-tax gain of $108.7 million from the November 2016 sale of the Company’s rigid plastics blow molding operations, the proceeds of which are reported as investing cash flows. Lower year-over-year pension and postretirement expenses together with higher pension and postretirement cash contributions resulted in a combined year-over-year decrease in operating cash flow of $22.7 million. More cash was consumed by working capital changes in 2016 compared with the prior year. The change in trade accounts receivable consumed $29.3 million more cash year over year. While the seasonal slowdown at the end of 2016 was greater than in 2015, ending trade accounts receivable increased more in 2016 than in 2015, due largely to current-year payment term extensions and isolated payment collection timing issues at the end of 2016. Changes in inventory used $11.5 million of cash in 2016 versus $2.6 million in 2015, a higher year-over-year use of cash of $8.9 million, primarily attributable to certain businesses pre-buying raw materials at the end of 2016 in anticipation of upcoming price increases. The change in accounts payable provided $5.6 million of cash in 2016 compared with $12.3 million in 2015, a lower year-over-year provision of $6.8 million. This decline was primarily due to the lower level of business activity in the latter part of 2016 compared with the same period in 2015. Non-cash asset impairment charges were $17.3 million lower year over year, due largely to the prior year recognition of a foreign exchange remeasurement loss on the Company’s net assets in Venezuela as the Company moved from translating these operations at the country’s official rate to an alternative exchange rate and the prior year impairment of fixed assets related to the Company’s paperboard mill in Schweighouse-sur-Moder, France which was sold in early 2016. The non-cash impact of changes in environmental reserves increased $33.4 million due to a $0.9 million increase in the reserves being recorded in 2016 in anticipation of final settlement of claims related to Fox River, compared with reductions in these reserves in 2015 of $32.5 million pretax, $19.9 million after tax. Operating cash flows provided by changes in tax-related activities was $45.4 million greater in 2016 compared with the previous year. The increase was due primarily to the use of available prepaid taxes to offset current year tax liabilities in 2016, contrasted with 2015 when there was a use of cash primarily from the overpayment of estimated taxes due to passage of new tax rules late in the year. The year-over-year variance in the change in the net deferred tax liability balances also contributed to the net provision of cash and resulted largely from variances in pension payments, the use of U.S. net operating losses and deferred taxes in foreign jurisdictions. Non-cash share-based compensation expenses were $10.0 million higher year over year as expenses recognized in association with our performance-based awards increased, reflecting assumptions about actual performance against targeted performance metrics over the vesting period of the awards. Net losses on disposition of assets totaled $14.2 million in 2016 compared with a net gain of $5.7 million in 2015, a year-over-year change of $19.9 million. The change was driven by the loss on the disposition of a paperboard mill in France in 2016. Accrued expenses used $11.7 million in 2016 compared with a provision of $15.3 million in 2015. The year-over-year change of $27.0 million was driven by increases in reserves related to restructuring actions

26    SONOCO 2017 ANNUAL REPORT    |    FORM 10-K

implemented during 2016 and the timing of payments for other accrued expenses. Changes in other assets and liabilities provided $15.1 million of additional cash in 2016 compared to 2015, driven by higher year-over-year receipts of cash related to rebates, value added taxes, and customer reimbursable costs. Cash paid for taxes was $29.9 million higher year over year including the impact of the payment in December 2016 of taxes arising from the gain on the sale of the blow molding operations.

Investing activities

Cash used by investing activities was $565.7 million in 2017, compared with $3.1 million in 2016. The greater year-over-year use of cash is due in part to the Company’s 2017 acquisitions of Packaging Holdings and Clear Lam for a total of $383.7 million, whereas acquisition spending in 2016 was lower at $88.6 million. Also contributing to the year-over-year change in cash used by investing activities is a decrease in proceeds from the sale of assets. Proceeds in 2016 included $271.8 million from the November 2016 sale of the Company’s rigid plastics blow molding operations, partially offset by cash paid for the disposal of a paper operation in France. Proceeds from the sale of assets in 2017 were $5.3 million. Capital spending was $188.9 million in 2017, compared with $186.7 million in 2016, a decrease of $2.2 million. Capital spending is expected to total approximately $220 million in 2018.

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

Financing activities

Net cash provided by financing activities totaled $203.2 million in 2017, compared with a use of $315.7 million in 2016, an increased provision of cash of $518.9 million. This increase was driven primarily by increased borrowings associated with acquisition activity in 2017. Outstanding debt was $1,447.3 million at December 31, 2017 compared with at $1,052.7 million at December 31, 2016. These balances reflect net borrowings of $355.2 million during 2017, compared with net repayments of debt totaling $65.1 million in 2016. The Company completed a share repurchase program in 2016 through which it acquired 2.0 million shares of the Company’s common stock at a cost of $100 million throughout the year. No shares were repurchased under this program in 2017. Cash dividends increased 5.0% to $153.1 million in 2017 compared to $146.4 million in 2016, reflecting a $0.02 per share increase in the quarterly dividend payment approved by the Board of Directors in April 2017.

Net cash used by financing activities totaled $315.7 million in 2016, compared with $256.4 million in 2015, an increased use of cash of $59.3 million. This increase was driven primarily by the use of $106.7 million of cash in 2016 to repurchase 2.2 million shares of the Company’s common stock. Outstanding debt was $1,052.7 million at December 31, 2016 compared with at $1,128.4 million at December 31,2015. These balances reflect net repayments of $65.1 million during the 12 months ending December 31, 2016, including $75.3 million for the repayment of the Company’s 5.625% debentures upon their maturity on June 15, 2016. The balances also reflect Euro 150 million of borrowings in May 2016, under an unsecured, five-year, 1.0% fixed-rate assignable loan agreement, which were used in part to repay the remaining balance of the $150 million term loan used to fund the October 2014 acquisition of Weidenhammer Packaging Group. In 2015, net debt repayments used $114.7 million of cash as the Company paid down a portion of the incremental debt incurred to fund the acquisition of Weidenhammer. Cash dividends increased 6.0% to $146.4 million in 2016 compared to $138.0 million in 2015, reflecting a $0.02 per share increase in the quarterly dividend payment approved by the Board of Directors in April 2016.

Current assets increased year over year by $214.9 million to $1,564 million at December 31, 2017, and current liabilities increased by $197.4 million to $1,000 million, resulting in a decrease in the Company’s current ratio to 1.6 at December 31, 2017 from 1.7 at December 31, 2016. The increase in both current assets and current liabilities was largely attributable to the acquisitions completed in 2017 and higher level of working capital and short-term debt at the end of 2017 compared to the end of 2016.

Contractual obligations

The following table summarizes contractual obligations at December 31, 2017:

	Payments Due In
($ in millions)	Total	2018	2019-2020	2021-2022	Beyond 2022	Uncertain
Debt obligations	$1,447.3	$159.3	$33.0	$646.1	$608.9	$—
Interest payments[1]	868.2	46.4	92.8	79.2	649.8	—
Operating leases	186.8	$46.4	$68.9	$39.0	$32.5	—
Transition tax under Tax Act[2]	76.9	6.2	12.3	12.3	46.1	—
Income tax contingencies[3]	17.0	—	—	—	—	17.0
Purchase obligations[4]	289.3	118.4	130.7	39.4	0.8	—
Total contractual obligations[5]	$2,885.5	$376.7	$337.7	$816.0	$1,338.1	$17.0
[1]	Includes interest payments on outstanding fixed-rate, long-term debt obligations, as well as financing fees on the backstop line of credit.
[2]	In December 2017, the Company recognized a transition tax of $76.9 million on certain accumulated foreign earnings in order to comply with the U.S. Tax Cuts and Jobs Act (“Tax Act”). The liability for this tax, which is based on the best information available to the Company at the present time, is payable in installments over a period of 8 years.

SONOCO 2017 ANNUAL REPORT    |    FORM 10-K    27

[3]	Due to the nature of this obligation, the Company is unable to estimate the timing of the cash outflows. Includes gross unrecognized tax benefits of $17.1, plus accrued interest associated with the unrecognized tax benefit of $2.2, adjusted for the deferred tax benefit associated with the future deduction of unrecognized tax benefits and the accrued interest of $1.5 and $0.8, respectively.
[4]	Includes only long-term contractual commitments. (Does not include short-term obligations for the purchase of goods and services used in the ordinary course of business.)
[5]	Excludes potential cash funding requirements of the Company’s retirement plans and retiree health and life insurance plans.

Capital resources

The Company’s cash balances are held in numerous locations throughout the world. At December 31, 2017 and 2016, approximately $238.4 million and $174.7 million, respectively, of the Company’s reported cash and cash equivalents balances of $254.9 million and $257.2 million, respectively, were held outside of the United States by its foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. Under prior law, cash repatriated to the U.S. was subject to federal income taxes, less applicable foreign tax credits. As the Company enjoys ample domestic liquidity through a combination of operating cash flow generation and access to bank and capital markets borrowings, we have considered our offshore cash balances to be indefinitely invested outside the United States and had no plans to repatriate these cash balances. However, due to changes in U.S. tax laws as part of the enactment of the Tax Cuts and Jobs Act, beginning in 2018 cash repatriated will generally not be subject to federal income taxes; accordingly, the Company is considering opportunities to repatriate cash balances. The Company will finalize its analysis during 2018 and, as provided for in SAB 118, will make any necessary adjustments in the financial statements of future periods within the provided time frame, including a determination of our intentions with respect to undistributed earnings of international subsidiaries.

Under Internal Revenue Service rules, U.S. corporations may borrow funds from foreign subsidiaries for up to 30 days without unfavorable tax consequences. The Company has utilized these rules at various times in prior years to temporarily access offshore cash in lieu of issuing commercial paper. The Company did not access any offshore cash under these rules in 2017. However, depending on its immediate offshore cash needs, the Company may choose to access such funds again in the future as allowed under the rules.

On July 20, 2017, the Company entered into a Credit Agreement in connection with a new $750 million bank credit facility with a syndicate of eight banks replacing an existing credit facility entered into on October 2, 2014, and reflecting substantially the same terms and conditions. The Company operates a $350 million commercial paper program, supported by a $500 million five-year revolving credit facility. If circumstances were to prevent the Company from issuing commercial paper, it has the contractual right to draw funds directly on the underlying revolving bank credit facility.

The Company’s total debt at December 31, 2017, was $1,447 million, a year-over-year increase of $395 million driven primarily by the $250 million term loan used to finance the Clear Lam and Packaging Holdings acquisitions and the increase in commercial paper. The Company had $124 million of commercial paper outstanding at December 31, 2017 and none at December 31, 2016.

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

The net underfunded position of the Company’s various U.S and international defined benefit pension and postretirement plans was approximately $332 million at the end of 2017. During 2017, the Company contributed approximately $109 million to its benefit plans. The Company anticipates that benefit plan contributions in 2018 will total approximately $38 million. Future funding requirements will depend largely on actual investment returns and future actuarial assumptions. Participation in the U.S. qualified defined benefit pension plan is frozen for salaried and non-union hourly U.S. employees hired on or after January 1, 2004. In February 2009, the plan was further amended to freeze service credit earned effective December 31, 2018. This change is expected to moderately reduce the volatility of long-term funding exposure and expenses.

Total equity increased $175 million during 2017 as net income of $177 million and other comprehensive income totaling $146 million were partially offset by dividend payments of $155 million, stock-based compensation of $13 million and share repurchases of $6 million. The primary components of other comprehensive gain were a $89 million translation gain from the impact of a weaker U.S. dollar on the Company’s foreign investments which were partially offset by additional actuarial gains totaling $60 million, net of tax, in the Company’s various defined benefit plans resulting primarily from lower year-over-year discount rates. Total equity increased $21.8 million during 2016 as net income of $287.9 million was partially offset by other comprehensive losses totaling $34.9 million, dividend payments of $147.7 million, and share repurchases of $106.7 million. The primary components of other comprehensive loss were a $32.4 million translation loss from the impact of a stronger U.S. dollar on the Company’s foreign investments and an increase in actuarial losses totaling $9.6 million, net of tax, in the Company’s various defined benefit plans resulting primarily from lower year-over-year discount rates.

On February 10, 2016, the Company’s Board of Directors authorized the repurchase of up to 5 million shares of the Company’s common stock. During 2016, a total of 2.03 million shares were repurchased under this authorization at a cost of $100 million. No shares were repurchased under this authorization during 2017. Accordingly, at December 31, 2017, a total of 2.97 million shares remain available for repurchase under this authorization.

Although the ultimate determination of whether to pay dividends is within the sole discretion of the Board of Directors, the Company plans to increase dividends as earnings grow. Dividends per common share were $1.54 in 2017, $1.46 in 2016 and $1.37 in 2015. On February 14, 2018, the Company declared a regular quarterly dividend of $0.39 per common share payable

28    SONOCO 2017 ANNUAL REPORT    |    FORM 10-K

on March 9, 2018, to shareholders of record on February 28, 2018.

Off-balance sheet arrangements

The Company had no material off-balance sheet arrangements at December 31, 2017.

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

Prior to July 1, 2015, the Company used Venezuela’s official exchange rate to report the results of its operations in Venezuela. As a result of significant inflationary increases, and to avoid distortion of its consolidated results from translation of its Venezuelan operations, the Company concluded that it was appropriate to begin translating its Venezuelan operations using an alternative exchange rate. Accordingly, effective July 1, 2015, the Company began translating its Venezuelan operations, and all monetary assets and liabilities in Venezuela, using the alternative rate known as the SIMADI rate (replaced in 2016 by the DICOM rate). This resulted in a foreign exchange remeasurement loss on net monetary assets. In addition, the use of the significantly higher SIMADI rate resulted in the need to recognize impairment charges against inventories and certain long-term nonmonetary assets as the U.S. dollar value of projected future cash flows from these assets was no longer sufficient to recover their U.S. dollar carrying values. The combined $12.1 million impact of the impairment charges and remeasurement loss, on both a before and after-tax basis, was recognized in the third quarter of 2015. As a result of the continued devaluation of the Venezuelan Bolivar in 2017, the Company recognized additional impairment charges and remeasurement losses in 2017 totaling $0.8 million. At December 31, 2017, the carrying value of the Company’s net investment in its Venezuelan operations was approximately $1.8 million. In addition, at December 31, 2017, the Company’s Accumulated Other Comprehensive Loss included a cumulative translation adjustment loss of $3.8 million related to its Venezuela operations which would need to be reclassified to net income in the event of a complete exit of the business or a decision to deconsolidate.

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

At December 31, 2017, the Company had derivative contracts outstanding to hedge the price on a portion of anticipated commodity and energy purchases as well as to hedge certain foreign exchange risks for various periods through December 2019. These contracts included swaps to hedge the purchase price of approximately 7.5 million MMBTUs of natural gas in the U.S. and Canada representing approximately 76.2% and 35.5% of anticipated natural gas usage for 2018 and 2019. Additionally, the Company had swap contracts covering 1796 metric tons of aluminum representing approximately 24% of anticipated usage for 2018. The aluminum hedges relate to fixed-price customer contracts. At December 31, 2017, the Company had a number of foreign currency contracts in place for both designated and undesignated hedges of either anticipated foreign currency denominated transactions or existing financial assets and liabilities. At December 31, 2017, the total notional amount of these contracts, in U.S. dollar terms, was $189 million, of which $58 million related to the Canadian dollar, $50 million to the Mexican peso, $50 million to the Polish Zloty and $31 million to all other currencies.

The total fair market value of the Company’s derivatives was a net unfavorable position of $1.3 million at December 31, 2017, and a net favorable position of $2.8 million at December 31, 2016. Derivatives are marked to fair value using published market prices, if available, or using estimated values based on current price quotes and a discounted cash flow model. See Note 9 to the Consolidated Financial Statements for more information on financial instruments.

The Company is subject to various federal, state and local environmental laws and regulations concerning, among other matters, solid waste disposal, wastewater effluent and air emissions. Although the costs of compliance have not been significant due to the nature of the materials and processes used in manufacturing operations, such laws also make generators of hazardous wastes and their legal successors financially responsible for the cleanup of sites contaminated by those wastes. The Company has been named a potentially responsible party at several environmentally contaminated sites. These regulatory actions and a small number of private party lawsuits are believed to represent the Company’s largest potential environmental liabilities. The Company has accrued $20.3 million at December 31, 2017, compared with $24.5 million at December 31, 2016, with respect to these sites. See “Environmental Charges,” Item 3 – Legal Proceedings and Note 14 to the Consolidated Financial Statements for more information on environmental matters.

Results of operations – 2016 versus 2015

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

SONOCO 2017 ANNUAL REPORT    |    FORM 10-K    29

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

30    SONOCO 2017 ANNUAL REPORT    |    FORM 10-K

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

Domestic trade sales in the segment decreased $12.8 million, or 5.0%, to $246 million, while international trade sales decreased $73 million, or 21.0%, to $274 million. The decrease in domestic trade sales resulted from lower volume in retail security packaging and the impact of the July 2016 sale of our retail security packaging facility in Juncos, Puerto Rico. The decrease in international sales reflects the Company’s exit in 2016 from packaging center fulfillment contract with a customer. The Company transitioned the operation of the facility back to the customer during the first half of 2016. Additionally, the negative impact of approximately $18 million from foreign currency translation as a result of a weaker Mexican peso and Polish zloty relative to the U.S. dollar also lowered sales year over year.

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

SONOCO 2017 ANNUAL REPORT    |    FORM 10-K    31

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

The Company completed its most recent annual goodwill impairment testing during the third quarter of 2017. For testing purposes, the Company performed an assessment of each reporting unit using either a qualitative evaluation or a quantitative test. The Company’s reporting units are one level below its operating segments, as determined in accordance with ASC 350. The qualitative evaluations considered factors such as the macroeconomic environment, Company stock price and market capitalization movement, business strategy changes, and significant customer wins and losses. The quantitative tests considered factors such as current year operating performance as compared to prior projections, expected changes in future operating performance, and implied fair values from comparable trading and transaction multiples.

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

The Company’s assessments, whether qualitative or quantitative, incorporate management’s expectations for the future, including forecasted growth rates and/or profitability measures. Therefore, should there be changes in the relevant facts and circumstances and/or expectations, management’s assessment regarding goodwill impairment may change as well. Management’s projections related to revenue growth and/or margin improvements are based on a combination of factors, including expectations for volume growth with existing customers and customer retention, product expansion, changes in price/cost relationships, productivity gains, fixed cost leverage, and stability or improvement in general economic conditions.

In considering the level of uncertainty regarding the potential for goodwill impairment, management has concluded that any such impairment would likely be the result of adverse changes in more than one assumption. Management does not consider any of its assumptions to be either aggressive or conservative, but rather its best estimates across a range of possible outcomes based on available evidence at the time of the assessment. Other than in Display and Packaging, which is discussed below, there is no specific singular event or single change in circum-

32    SONOCO 2017 ANNUAL REPORT    |    FORM 10-K

stances management has identified that it believes could reasonably result in a change to expected future results in any of its reporting units sufficient to result in goodwill impairment. In management’s opinion, a change of such magnitude would more likely be the result of changes to some combination of the factors identified above, a general deterioration in competitive position, introduction of a superior technology, significant unexpected changes in customer preferences, an inability to pass through significant raw material cost increases, and other such items as identified in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Although no reporting units failed the testing noted above, in management’s opinion, the reporting units having the greatest risk of a significant future impairment if actual results fall short of expectations are Display and Packaging, and Paper and Industrial Converted Products – Europe. Total goodwill associated with these reporting units was approximately $203 million and $95 million, respectively, at December 31, 2017.

The Display and Packaging reporting unit designs, manufactures, assembles, packs and distributes temporary, semi-permanent and permanent point-of-purchase displays; provides supply chain management services, including contract packing, fulfillment and scalable service centers; and manufactures retail packaging, including printed backer cards, thermoformed blisters and heat sealing equipment. Based on the annual impairment test performed in the third quarter, the estimated fair value of Display and Packaging exceeded its carrying value by approximately 37% compared to 64% in the prior year’s annual test. The unit’s goodwill impairment analysis reflects expectations for moderate sales growth and improved percentage profit margins based largely on the expected successful ramp up of operations at the Company’s new battery packaging facility in Atlanta, Georgia. Operations at this facility began in mid-2017, and results to date have been well below projections due to a variety of internal and external factors impacting production efficiencies and operating costs. These operational issues and the resulting poor results relative to projections have continued in the fourth quarter. The Company is working to resolve these issues and continues to be optimistic that over time the center will be able to achieve efficiency and cost levels in line with expectations. In addition, the analysis reflects expected cash flow improvements from future productivity initiatives and increased capacity within this new center and elsewhere in the reporting unit. A large portion of expected sales in this reporting unit is concentrated in two customers and if the business with either one of these customers is lost, or other projected synergies and productivity gains are not realized, a goodwill impairment charge could be incurred. Based on an assessment made at December 31, 2017, which gave consideration to the current under-performance of the reporting unit largely driven by the previously mentioned issues at the new packaging center, the fair value of the Display and Packaging reporting unit has continued to decline from the time of the annual impairment test. Although this assessment did not result in a conclusion that as of December 31, 2017 it was more likely than not that goodwill had been impaired, in management’s opinion continued under-performance in future quarters relative to forecasts would likely result in an impairment charge.

Paper and Industrial Converted Products – Europe manufactures paperboard tubes and cores, fiber-based construction tubes and forms and recycled paperboard. In recent years the Eurozone has faced persistent high unemployment, spillover effects of geo-political conflicts in Eastern Europe and the Middle East, and uncertainties over the United Kingdom’s exit negotiations with the European Union. Despite these issues, the economy experienced steady year over year growth in the last couple of years and the Company expects the momentum to continue in the near future. This outlook is supported by accommodative monetary policy, recovery in manufacturing and export activities, and lower inflation related to energy price declines. The growth is expected to slow down slightly in the outer years as the European Central Bank gradually tightens its monetary policies. This reporting unit experienced a significant increase in raw material costs during 2017 which it was not able to fully offset through higher selling prices. Management expects this negative price/cost relationship to improve going forward and despite the challenges noted, believes the reporting unit should be able to grow at or above the Eurozone’s projected GDP growth rates and continue to mitigate the impact of these factors. However, if economic conditions were to deteriorate and management were unable to fully mitigate the impacts, or be unable to consistently recover additional significant cost increases or otherwise fail to achieve expected sales volumes and profit margins, a goodwill impairment charge could be incurred. Based on the valuation work performed during the third quarter, the estimated fair value of Paper and Industrial Converted Products – Europe exceeded its carrying value by approximately 29%, compared with 55% in the prior year.

For the annual analyses performed during 2017, projected future cash flows were discounted at 10.0% and 8.5% for Display and Packaging and Paper and Industrial Converted Products – Europe, respectively. Holding other valuation assumptions constant, Display and Packaging projected operating profits across all future periods would have to be reduced approximately 23%, or the discount rate increased to 12.7%, in order for the estimated fair value to fall below the reporting unit’s carrying value. The corresponding percentages for Paper and Industrial Converted Products – Europe are 19% and 10.4%, respectively.

During the time subsequent to the annual evaluation, and at December 31, 2017, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management’s opinion that no such events have occurred.

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

As previously disclosed, the Company received a draft Notice of Proposed Adjustment (“NOPA”) from the Internal Revenue Service (IRS) in February 2017 proposing an adjustment to income for the 2013 tax year based on the IRS’s

SONOCO 2017 ANNUAL REPORT    |    FORM 10-K    33

recharacterization of a distribution of an intercompany note made in 2012, and the subsequent repayment of the note over the course of 2013, as if it were a cash distribution made in 2013. In March 2017, the Company received a draft NOPA proposing penalties of $18 million associated with the IRS’s recharacterization, as well as an Information Document Request (“IDR”) requesting the Company’s analysis of why such penalties should not apply. The Company responded to this IDR in April 2017. On October 5, 2017, the Company received two revised draft NOPAs proposing the same adjustments and penalties as in the prior NOPAs. On November 14, 2017, the Company received two final NOPAs proposing the same adjustments and penalties as in the prior NOPAs. On November 20, 2017, the Company received a Revenue Agents Report (“RAR”) that included the same adjustments and penalties as in the prior NOPAs. At the time of the distribution in 2012, it was characterized as a dividend to the extent of earnings and profits, with the remainder as a tax free return of basis and taxable capital gain. As the IRS proposes to recharacterize the distribution, the entire distribution would be characterized as a dividend. The incremental tax liability associated with the income adjustment proposed in the RAR would be approximately $89 million, excluding interest and the previously referenced penalties. On January 22, 2018, the Company filed a protest to the proposed deficiency with the IRS, which will cause the matter to be referred to the Appeals Division of the IRS. The Company strongly believes the position of the IRS with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that the Company’s previously reported income tax provision for the year in question is appropriate. However, there can be no assurance that this matter will be resolved in the Company’s favor. Regardless of whether the matter is resolved in the Company’s favor, the final resolution of this matter could be expensive and time consuming to defend and/or settle. While the Company believes that the amount of tax originally paid with respect to this distribution is correct, and accordingly has not provided additional reserve for tax uncertainty, there is still a possibility that an adverse outcome of the matter could have a material effect on its results of operations and financial condition.

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

Stock-based compensation plans

The Company utilizes share-based compensation in the form of stock appreciation rights, restricted stock units and other share-based awards. Certain awards are in the form of contingent stock units where the ultimate number of units are performance based. The amount of share-based compensation expense associated with these performance-based awards are based on estimates regarding future performance using measures defined in the plans. In 2017, the performance measures consisted of Earnings per Share and Return on Net Assets Employed. Changes in estimates regarding the future achievement of these performance measures may result in significant fluctuations from period to period in the amount of share-based compensation expense reflected in the Company’s Consolidated Financial Statements.

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

Pension and postretirement benefit plans

The Company has significant pension and postretirement benefit liabilities and costs that are measured using actuarial valuations. The actuarial valuations employ key assumptions that can have a significant effect on the calculated amounts. The key assumptions used at December 31, 2017, in determining the projected benefit obligation and the accumulated benefit obligation for U.S. retirement and retiree health and life insurance plans include: discount rates of 3.69% and 3.49% for the active and inactive qualified retirement plans, respectively, 3.50% for the non-qualified retirement plans, and 3.36% for the retiree health and life insurance plan; and rates of compensation increases ranging from 3.28% to 4.02%. The key assumptions used to determine 2017 net periodic benefit cost for U.S. retirement and retiree health and life insurance plans include: discount rates of 4.29% and 3.99% for the active and inactive qualified retirement plans, respectively, 3.97% for the non-qualified retirement plans, and 3.70% for the retiree health and life insurance plan; an expected long-term rate of return on plan assets of 7.00% and 6.75% for the active and inactive qualified retirement plans, respectively; and rates of compensation increases ranging from 3.32% to 4.87%.

During 2017, the Company recorded total pension and postretirement benefit expenses of approximately $78.5 million, compared with $45.3 million during 2016. The 2017 amount reflects $82.8 million of expected returns on plan assets at an average assumed rate of 6.3% and interest cost of $56.3 million at a weighted-average discount rate of 3.34%. The expense recognized in 2017 also includes $32.8 million of pension settlement charges, which are discussed in more detail below. The 2016 amount reflects $87.0 million of expected returns on plan assets at an average assumed rate of 6.8% and interest cost of $60.2 million at a weighted-average discount rate of 3.55%. During 2017, the Company made contributions to its pension and postretirement plans of $108.6 million, including a voluntary $50 million contribution to its U.S. active qualified retirement plan. In the prior year, the Company made contributions to its pension and postretirement plans totaling $46.7 million. Contributions vary from year to year depending on various factors, the most significant being the market value of assets and interest rates. Cumulative net actuarial losses were approximately $616 million at December 31, 2017, and are primarily the result of low discount rates. Actuarial losses/gains outside of the 10% corridor defined by U.S. GAAP are amortized over the average remaining service life of the plan’s active participants or the average remaining life expectancy of the plan’s inactive participants if all, or almost all, of the plan’s participants are inactive.

In February 2017, the Company initiated a program to settle a portion of the projected benefit obligation (PBO) relating to terminated vested participants in the U.S. qualified retirement plans through either a single, lump-sum payment or the purchase of an annuity. The terminated vested population comprised approximately 15% of the beginning of year PBO of these plans. The Company successfully settled approximately 47% of the PBO for the terminated vested plan participants. As a result of these and other smaller settlements, the Company recognized non-cash settlement charges of $32.8 million in 2017. All

34    SONOCO 2017 ANNUAL REPORT    |    FORM 10-K

settlement payments were funded from plan assets and did not require the Company to make any additional cash contributions in 2017. The Company does not expect to recognize any additional settlement charges in 2018.

Excluding the non-recurring settlement charges recognized in 2017, the Company projects total benefit plan expense to be approximately $8 million lower in 2018 than in 2017. The decrease is primarily due to greater expected returns on plan assets due to a higher asset base resulting from the strong market performance in 2017 and the $50 million voluntary contribution made to the U.S. active qualified retirement plan in the fourth quarter of 2017. Partially offsetting this favorable impact, is the effect of lower discount rates on year-over-year benefit plan expense.

The Company adjusts its discount rates at the end of each fiscal year based on yield curves of high-quality debt instruments over durations that match the expected benefit payouts of each plan. The expected rate of return assumption is derived by taking into consideration the targeted plan asset allocation, projected future returns by asset class and active investment management. A third-party asset return model was used to develop an expected range of returns on plan investments over a 12- to 15-year period, with the expected rate of return selected from a best estimate range within the total range of projected results. The Company periodically re-balances its plan asset portfolio in order to maintain the targeted allocation levels. The rate of compensation increase assumption is generally based on salary and incentive compensation increases. A key assumption for the U.S. retiree health and life insurance plan is a medical cost trend rate beginning at 6.75% for post-age 65 participants and trending down to an ultimate rate of 4.5% in 2026. The ultimate trend rate of 4.5% represents the Company’s best estimate of the long-term average annual medical cost increase over the duration of the plan’s liabilities. It provides for real growth in medical costs in excess of the overall inflation level.

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

The sensitivity to changes in the critical assumptions for the Company’s U.S. plans as of December 31, 2017, is as follows:

Assumption ($ in millions)	Percentage Point Change	Projected Benefit Obligation Higher/(Lower)	Annual Expense Higher/ (Lower)
Discount rate	-.25 pts	$46.7	$2.9
Expected return on assets	-.25 pts	N/A	$2.6

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

SONOCO 2017 ANNUAL REPORT    |    FORM 10-K    35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of Sonoco Products Company

Opinions on the financial statements and internal control over financial reporting

We have audited the accompanying consolidated balance sheets of Sonoco Products Company and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in total equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Basis for opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant esti-

mates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Packaging Holdings Inc. and subsidiaries (“Packaging Holdings”) and Clear Lam Packaging, Inc. (“Clear Lam”) from its assessment of internal control over financial reporting as of December 31, 2017 because they were acquired by the Company in a purchase business combination during 2017. We have also excluded Packaging Holdings and Clear Lam from our audit of internal control over financial reporting. Packaging Holdings and Clear Lam are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 4.1% and 4.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

Definition and limitations of internal control over financial reporting

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

Charlotte, North Carolina

February 28, 2018

We have served as the Company’s auditor since 1967.

F1    SONOCO 2017 ANNUAL REPORT    |    FORM 10-K

Consolidated Balance Sheets

Sonoco Products Company

(Dollars and shares in thousands) At December 31	2017	2016
Assets
Current Assets
Cash and cash equivalents	$254,912	$257,226
Trade accounts receivable, net of allowances of $9,913 in 2017 and $10,884 in 2016	725,251	625,411
Other receivables	64,561	43,553
Inventories
Finished and in process	196,204	127,446
Materials and supplies	277,859	245,368
Prepaid expenses	44,849	49,764
	1,563,636	1,348,768
Property, Plant and Equipment, Net	1,169,377	1,060,017
Goodwill	1,241,875	1,092,215
Other Intangible Assets, Net	331,295	224,958
Long-term Deferred Income Taxes	62,053	42,130
Other Assets	189,485	155,115
Total Assets	$4,557,721	$3,923,203
Liabilities and Equity
Current Liabilities
Payable to suppliers	$548,309	$477,831
Accrued expenses and other	217,018	205,303
Accrued wages and other compensation	66,337	68,693
Notes payable and current portion of long-term debt	159,327	32,045
Accrued taxes	8,979	18,744
	999,970	802,616
Long-term Debt	1,288,002	1,020,698
Pension and Other Postretirement Benefits	355,187	447,339
Deferred Income Taxes	74,073	59,753
Other Liabilities	110,429	38,092
Commitments and Contingencies
Sonoco Shareholders’ Equity
Serial preferred stock, no par value
Authorized 30,000 shares
0 shares issued and outstanding as of December 31, 2017 and 2016
Common shares, no par value
Authorized 300,000 shares
99,414 and 99,193 shares issued and outstanding at December 31, 2017 and 2016, respectively	7,175	7,175
Capital in excess of stated value	330,157	321,050
Accumulated other comprehensive loss	(666,272)	(738,380)
Retained earnings	2,036,006	1,942,513
Total Sonoco Shareholders’ Equity	1,707,066	1,532,358
Noncontrolling Interests	22,994	22,347
Total Equity	1,730,060	1,554,705
Total Liabilities and Equity	$4,557,721	$3,923,203

The Notes beginning on page F-6 are an integral part of these financial statements.

SONOCO 2017 ANNUAL REPORT    |    FORM 10-K    F2

Consolidated Statements of Income

Sonoco Products Company

(Dollars and shares in thousands except per share data) Years ended December 31	2017	2016	2015
Net sales	$5,036,650	$4,782,877	$4,964,369
Cost of sales	4,087,260	3,845,451	4,034,947
Gross profit	949,390	937,426	929,422
Selling, general and administrative expenses	543,672	506,001	496,241
Restructuring/Asset impairment charges	38,419	42,883	50,637
Gain on disposition of business, net	—	104,292	—
Income before interest and income taxes	367,299	492,834	382,544
Interest expense	57,220	54,170	56,973
Interest income	4,475	2,613	2,375
Income before income taxes	314,554	441,277	327,946
Provision for income taxes	146,589	164,631	87,738
Income before equity in earnings of affiliates	167,965	276,646	240,208
Equity in earnings of affiliates, net of tax	9,482	11,235	10,416
Net income	177,447	287,881	250,624
Net (income) attributable to noncontrolling interests	(2,102)	(1,447)	(488)
Net income attributable to Sonoco	$175,345	$286,434	$250,136

Weighted average common shares outstanding:
Basic	100,237	101,093	101,482
Assuming exercise of awards	615	689	910
Diluted	100,852	101,782	102,392

Per common share
Net income attributable to Sonoco:
Basic	$1.75	$2.83	$2.46
Diluted	$1.74	$2.81	$2.44

Cash dividends	$1.54	$1.46	$1.37

Consolidated Statements of Comprehensive Income

Sonoco Products Company

(Dollars in thousands) Years ended December 31	2017	2016	2015
Net income	$177,447	$287,881	$250,624
Other comprehensive income/(loss):
Foreign currency translation adjustments	89,108	(32,405)	(129,652)
Changes in defined benefit plans, net of tax	59,924	(9,577)	31,042
Change in derivative financial instruments, net of tax	(2,580)	7,091	810
Other comprehensive income/(loss)	146,452	(34,891)	(97,800)
Comprehensive income/(loss)	323,899	252,990	152,824
Net (income) attributable to noncontrolling interests	(2,102)	(1,447)	(488)
Other comprehensive loss/(income) attributable to noncontrolling interests	(1,105)	(956)	4,118
Comprehensive income/(loss) attributable to Sonoco	$320,692	$250,587	$156,454

The Notes beginning on page F-6 are an integral part of these financial statements.

F3    SONOCO 2017 ANNUAL REPORT    |    FORM 10-K

Consolidated Statements of Changes in Total Equity

Sonoco Products Company

(Dollars and shares in thousands)	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Non- controlling Interests
		Outstanding	Amount
January 1, 2015	$1,503,847	100,603	$7,175	$396,980	$(608,851)	$1,692,891	$15,652
Net income	250,624					250,136	488
Other comprehensive income/(loss):
Translation loss	(129,652)				(125,534)		(4,118)
Defined benefit plan adjustment[1]	31,042				31,042
Derivative financial instruments[1]	810				810

Other comprehensive loss	(97,800)				(93,682)		(4,118)

Dividends	(139,200)					(139,200)
Issuance of stock awards	6,091	514		6,091
Shares repurchased	(7,868)	(173)		(7,868)
Stock-based compensation	9,257			9,257
Non-controlling interest from acquisition	7,922						7,922
December 31, 2015	$1,532,873	100,944	$7,175	$404,460	$(702,533)	$1,803,827	$19,944
Net income	287,881					286,434	1,447
Other comprehensive income/(loss):
Translation gain/(loss)	(32,405)				(33,361)		956
Defined benefit plan adjustment[1]	(9,577)				(9,577)
Derivative financial instruments[1]	7,091				7,091

Other comprehensive income/(loss)	(34,891)				(35,847)		956

Dividends	(147,748)					(147,748)
Issuance of stock awards	4,040	428		4,040
Shares repurchased	(106,739)	(2,179)		(106,739)
Stock-based compensation	19,289			19,289
December 31, 2016	$1,554,705	99,193	7,175	321,050	(738,380)	1,942,513	22,347
Net income	177,447					175,345	2,102
Other comprehensive income/(loss):
Translation gain	89,108				88,003		1,105
Defined benefit plan adjustment[1]	59,924				59,924
Derivative financial instruments[1]	(2,580)				(2,580)

Other comprehensive income	146,452				145,347		1,105

Dividends	(154,773)					(154,773)
Issuance of stock awards	1,636	341		1,636
Shares repurchased	(6,335)	(120)		(6,335)
Stock-based compensation	13,488			13,488
Impact of new accounting pronouncements	—			318	(73,239)	72,921
Non-controlling interest from acquisition	(2,560)						(2,560)
December 31, 2017	$1,730,060	99,414	$7,175	$330,157	$(666,272)	$2,036,006	$22,994
[1]	net of tax

The Notes beginning on page F-6 are an integral part of these financial statements.

SONOCO 2017 ANNUAL REPORT    |    FORM 10-K    F4

Consolidated Statements of Cash Flows

Sonoco Products Company

(Dollars in thousands) Years ended December 31	2017	2016	2015
Cash Flows from Operating Activities
Net income	$177,447	$287,881	$250,624
Adjustments to reconcile net income to net cash provided by operating activities
Asset impairment	20,017	7,122	24,408
Depreciation, depletion and amortization	217,625	205,182	213,161
Loss/(Gain) on adjustment of Fox River environmental reserves	—	850	(32,543)
Share-based compensation expense	13,488	19,289	9,257
Equity in earnings of affiliates	(9,482)	(11,235)	(10,416)
Cash dividends from affiliated companies	6,967	10,231	8,131
Gain/(Loss) on disposition of assets, net	2,039	14,173	(5,719)
Gain on disposition of business	—	(108,699)	—
Pension and postretirement plan expense	78,506	45,281	57,308
Pension and postretirement plan contributions	(108,579)	(46,716)	(36,009)
Tax effect of share-based compensation exercises	—	2,654	3,601
Excess tax benefit of share-based compensation	—	(2,695)	(3,622)
Net (decrease)/increase in deferred taxes	(20,553)	2,591	(3,737)
Change in assets and liabilities, net of effects from acquisitions, dispositions and foreign currency adjustments
Trade accounts receivable	(43,773)	(44,672)	(15,398)
Inventories	(16,067)	(11,515)	(2,567)
Payable to suppliers	4,226	5,550	12,349
Prepaid expenses	(110)	5,125	(6,766)
Accrued expenses	(14,606)	(11,742)	15,299
Income taxes payable and other income tax items	70,180	21,913	(17,118)
Fox River environmental reserves	—	(1,043)	(1,335)
Other assets and liabilities	(27,967)	9,154	(5,978)
Net cash provided by operating activities	349,358	398,679	452,930
Cash Flows from Investing Activities
Purchase of property, plant and equipment	(188,913)	(186,741)	(192,295)
Cost of acquisitions, net of cash acquired	(383,725)	(88,632)	(17,447)
Cash paid for disposition of assets	—	(8,436)	—
Proceeds from the sale of assets	5,271	280,373	32,530
Investment in affiliates and other	1,687	294	(2,657)
Net cash used by investing activities	(565,680)	(3,142)	(179,869)
Cash Flows from Financing Activities
Proceeds from issuance of debt	448,511	241,180	68,182
Principal repayment of debt	(217,320)	(306,305)	(182,900)
Net increase in commercial paper borrowings	124,000	—	—
Net increase/(decrease) in outstanding checks	7,518	(163)	(684)
Cash dividends – common	(153,137)	(146,364)	(138,032)
Excess tax benefit of share-based compensation	—	2,695	3,622
Shares acquired	(6,335)	(106,739)	(7,868)
Shares issued	—	—	1,324
Net cash provided/(used) by financing activities	203,237	(315,696)	(256,356)
Effects of Exchange Rate Changes on Cash	10,771	(5,049)	4,561
(Decrease)/Increase in Cash and Cash Equivalents	(2,314)	74,792	21,266
Cash and cash equivalents at beginning of year	257,226	182,434	161,168
Cash and cash equivalents at end of year	$254,912	$257,226	$182,434
Supplemental Cash Flow Disclosures
Interest paid, net of amounts capitalized	$57,170	$53,411	$57,551
Income taxes paid, net of refunds	$96,962	$134,777	$104,922

The Notes beginning on page F-6 are an integral part of these financial statements.

F5    SONOCO 2017 ANNUAL REPORT    |    FORM 10-K

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

Investments in affiliated companies in which the Company shares control over the financial and operating decisions, but in which the Company is not the primary beneficiary, are accounted for by the equity method of accounting. Income applicable to these equity investments is reflected in “Equity in earnings of affiliates, net of tax” in the Consolidated Statements of Income. The aggregate carrying value of equity investments is reported in “Other Assets” in the Company’s Consolidated Balance Sheets and totaled $107,722 and $106,956 at December 31, 2017 and 2016, respectively.

Affiliated companies over which the Company exercised a significant influence at December 31, 2017, included:

Entity	Ownership Interest Percentage at December 31, 2017
RTS Packaging JVCO	35.0%
Cascades Conversion, Inc.	50.0%
Cascades Sonoco, Inc.	50.0%
Showa Products Company Ltd.	20.0%
Conitex Sonoco Holding BVI Ltd.	30.0%
Weidenhammer New Packaging, LLC	40.0%

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

Sales to one of the Company’s customers accounted for approximately 4% of the Company’s net sales in 2017, 5% in 2016 and 6% in 2015, primarily in the Display and Packaging and Consumer Packaging segments. Receivables from this customer accounted for approximately 4% and 3% of the Company’s total trade accounts receivable at December 31, 2017 and 2016, respectively. The Company’s next largest customer comprised approximately 3% of the Company’s net sales in 2017, 4% in 2016 and 4% in 2015.

Many of the Company’s customers sponsor and actively promote multi-vendor supply chain finance arrangements and, in a limited number of cases, the Company has agreed to participate. Accordingly, approximately 7% and 6% of consolidated annual sales were settled under these arrangements in 2017 and 2016, respectively.

Research and development

Research and development costs are charged to expense as incurred and include salaries and other directly related expenses. Research and development costs totaling approximately $21,000 in 2017, $22,500 in 2016 and $22,100 in 2015 are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. The last-in, first-out (LIFO) method is used for the valuation of certain of the Company’s domestic inventories, primarily metal, internally manufactured paper and paper purchased from third parties.

The LIFO method of accounting was used to determine the carrying costs of approximately 14% and 19% of total inventories at December 31, 2017 and 2016, respectively. The remaining

SONOCO 2017 ANNUAL REPORT    |    FORM 10-K    F6

inventories are determined on the first-in, first-out (FIFO) method.

If the FIFO method of accounting had been used for all inventories, total inventory would have been higher by $17,632 and $17,319 at December 31, 2017 and 2016, respectively.

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

2. New accounting pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This update is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company elected to early adopt this standard in the fourth quarter 2017 using specific identification and as a result reclassified $73,239 from “Accumulated other comprehensive income” to “Retained earnings.” This reclassification related only to the change in the statutory tax rate and affected only the Company’s Consolidated Statement of Financial Position at December 31, 2017, and Consolidated Statements of Changes in Total Equity for the year ended December 31, 2017.

F7    SONOCO 2017 ANNUAL REPORT    |    FORM 10-K

In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities,” which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The update to the standard is effective for periods beginning after December 15, 2018, with early adoption permitted in any interim period after issuance of this update. The Company intends to elect early adoption of the standard effective January 1, 2018. The adoption is not expected to have a material effect on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. Under the new guidance, modification accounting to a share-based payment award will not be applied if all of the following are the same immediately before and after the change: the award’s fair value (or calculated value or intrinsic value, if those measurement methods are used); the award’s vesting conditions; and the award’s classification as an equity or liability instrument. While the new guidance does not change the accounting for modifications, it is intended to reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. This update is effective for annual periods, beginning after December 31, 2017, with early adoption permitted in any interim period after issuance of this update. The Company elected to early adopt the standard in the fourth quarter 2017. The adoption did not have a material effect on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” eliminating the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under ASU 2017-04, goodwill impairment testing is performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted, and should be applied on a prospective basis. The Company intends to elect early adoption of the standard effective January 1, 2018. Any future goodwill impairment, should it occur, will be determined in accordance with this ASU.

In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” effective for periods beginning after December 15, 2017. ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset upon transfer other than inventory, eliminating the current recognition exception. Prior to this ASU, GAAP prohibited the recognition of current and deferred income taxes for intra-entity asset transfers until the asset was sold to an outside party. The recognition prohibition was an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The Company does not expect the implementation of ASU 2016-16 to have a material effect on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which impacts several aspects of the accounting for share-based payment transactions, including among others, the classification of excess tax benefits in the statements of income and cash flows and accounting for forfeitures. The Company’s adoption of this update effective January 1, 2017 resulted in the recognition of $2,453 of excess tax benefits in the income statement during 2017. In accordance with the provisions of this ASU, excess tax benefits have also been recognized on a prospective basis within the operating section of the consolidated statement of cash flows for 2017, rather than the financing section. Pursuant to adoption of the new ASU, the Company recorded a cumulative charge to retained earnings of $318 for the elimination of estimated forfeitures associated with the Company’s share-based compensation. The Company has elected to recognize forfeitures prospectively as they occur beginning January 1, 2017.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” which changes accounting for leases and requires lessees to recognize the assets and liabilities arising from all leases, including those classified as operating leases under previous accounting guidance on the balance sheet and requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. The accounting for lessors does not fundamentally change except for changes to conform and align guidance to the lessee guidance. The guidance is effective for reporting periods beginning after December 15, 2018, including interim periods within those fiscal years and requires retrospective application. The Company is still assessing the impact of ASU 2016-02, but expects it to have a material impact on its Consolidated Statement of Financial Position.

SONOCO 2017 ANNUAL REPORT    |    FORM 10-K    F8

In May 2014, the FASB issued ASU 2014-09, “Revenue From Contracts With Customers,” which changes the definitions/criteria used to determine when revenue should be recognized from being based on risks and rewards to being based on control. Among other changes, ASU 2014-09 changes the manner in which variable consideration is recognized, requires recognition of the time value of money when payment terms exceed one year, provides clarification on accounting for contract costs, and expands disclosure requirements. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. Although the Company will not complete its final assessment and quantification of the impact of ASU 2014-09 on its consolidated financial statements until adoption, it expects the adoption to have the effect of accelerating the timing of revenue recognition compared to current standards for those arrangements under which the Company is producing customer-specific products without alternative use and would be entitled to payment for work completed, including a reasonable margin. The Company plans to adopt ASU 2014-09 in the first quarter of fiscal 2018 following the modified retrospective transition method and estimates the impact of the transition adjustment on the beginning balance of retained earnings will be approximately $5,000.

Other than the pronouncements discussed above, there have been no other newly issued nor newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements. Further, at December 31, 2017, there were no other pronouncements pending adoption that are expected to have a material impact on the Company’s consolidated financial statements.

3. Acquisitions and dispositions

Acquisitions

On July 24, 2017, the Company completed the acquisition of Clear Lam Packaging, Inc. (“Clear Lam”) for $164,951, net of cash acquired. Final consideration will be subject to an adjustment for working capital, which is expected to be completed by the end of the first quarter of 2018. Clear Lam manufactures high barrier flexible and forming films used to package a variety of products for consumer packaged goods companies, retailers and other industrial manufacturers, with a focus on structures used for perishable foods. It has production facilities in Elk Grove Village, Illinois, and Nanjing, China. The Company financed a portion of the transaction with $100,000 in borrowings from a $250,000 five-year term loan with the remaining purchase price funded from available short-term credit facilities. The provisional fair values of the assets acquired and liabilities assumed in connection with the acquisition of Clear Lam are as follows:

Clear Lam:
Trade accounts receivable	$11,575
Inventories	25,933
Property, plant and equipment	25,673
Goodwill	52,907
Other intangible assets	77,600
Trade accounts payable	(17,813)
Other net tangible assets /(liabilities)	(10,924)
Net assets	$164,951

Subsequent to acquiring Clear Lam, the Company continued to finalize its valuations of certain assets and liabilities based on new information obtained about facts and circumstances that existed as of the acquisition date including, but not limited to: inventory; property, plant and equipment; other intangible assets; deferred income taxes; and capital leases. Factors comprising goodwill, all of which is expected to be deductible for income tax purposes, include increased access to certain markets as well as the value of the assembled workforce. Clear Lam’s financial results are included in the Company’s Consumer Packaging segment.

On March 14, 2017, the Company completed the acquisition of Packaging Holdings, Inc. and subsidiaries, including Peninsula Packaging LLC (“Packaging Holdings”), for $218,774, net of cash acquired. Packaging Holdings manufactures thermoformed packaging for a wide range of whole fresh fruits, pre-cut fruits and produce, prepared salad mixes, as well as baked goods in retail supermarkets from five manufacturing facilities, including four in the United States and one in Mexico. The Company financed the transaction with a combination of cash and borrowings, including a $150,000 three-year term loan which was subsequently repaid with proceeds from the $250,000 term loan noted above. The fair values of the assets acquired and liabilities assumed in connection with the acquisition of Packaging Holdings are as follows:

Packaging Holdings:
Trade accounts receivable	$14,415
Inventories	42,959
Property, plant and equipment	53,787
Goodwill	67,775
Other intangible assets	60,190
Trade accounts payable	(22,394)
Other net tangible assets /(liabilities)	2,042
Net assets	$218,774

Subsequent to acquiring Packaging Holdings, the Company continued to finalize its valuations of certain assets and liabilities based on new information obtained about facts and circumstances that existed as of the acquisition date including, but not limited to: inventory; property, plant and equipment; other intangible assets; deferred income taxes; and capital leases. Factors comprising goodwill, of which approximately $30,500 is expected to be deductible for income tax purposes, include increased access to certain markets as well as the value of the assembled workforce. Packaging Holding’s financial results are included in the Company’s Consumer Packaging segment and the business will operate as the Peninsula brand of thermoformed packaging products within the Company’s global plastics division.

The following table presents the aggregate, unaudited financial results for Packaging Holdings and Clear Lam from their respective dates of acquisition:

Aggregate Supplemental Information	(unaudited)
2017
Packaging Holdings and Clear Lam
Actual net sales	$215,227
Actual net income	$3,886

F9    SONOCO 2017 ANNUAL REPORT    |    FORM 10-K

Although neither of the acquisitions completed during 2017 is considered individually material, they are considered material on a combined basis. The following table presents the Company’s estimated pro forma consolidated results for 2017 and 2016, assuming both acquisitions had occurred on January 1, 2016. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had been completed as of the beginning of 2016, nor are they necessarily indicative of future consolidated results.

Pro Forma Supplemental Information	(unaudited)
	2017	2016
Consolidated
Net sales	$5,143,066	$5,080,492
Net income attributable to Sonoco	$178,205	$271,749
Earnings per share:
Pro forma basic	$1.78	$2.69
Pro forma diluted	$1.77	$2.67

The pro forma information above does not project the Company’s expected results of any future period and gives no effect for any future synergistic benefits that may result from consolidating these subsidiaries or costs from integrating their operations with those of the Company. Pro forma information for both 2017 and 2016 includes adjustments to depreciation, amortization, interest expense, and income taxes. Acquisition-related costs of $4,345 and non-recurring expenses related to fair value adjustments to acquisition-date inventory of $5,750 were recognized in 2017 in connection with the acquisitions of Packaging Holdings and Clear Lam. These costs are excluded from 2017 pro forma net income and reflected as though having been incurred on January 1, 2016.

The Company completed four acquisitions during 2016 at a net cash cost of $88,632. On November 1, 2016, the Company completed the acquisition of Plastic Packaging Inc. (“PPI”), a privately held Hickory, N.C.-based flexible packaging company for $67,568, net of cash acquired. Founded in 1957, PPI, which is part of the Company’s Consumer Packaging segment, specializes in short-run, customized flexible packaging for consumer brands in markets including food products, pet products, confection, and health and personal care. PPI operates two manufacturing facilities in North Carolina with approximately 170 employees. In conjunction with this acquisition, the Company initially recorded net tangible assets of $22,756, identifiable intangibles of $18,900, and goodwill of $25,912 none of which is expected to be tax deductible. Factors comprising goodwill include the ability to leverage product offerings across a broader customer base and the value of the assembled workforce. The initial allocation of the purchase price of PPI to the tangible and intangible assets acquired and liabilities assumed was based on the Company’s preliminary estimates of their fair value, based on information currently available. During 2017, the Company finalized its valuations of the assets and liabilities acquired based on information obtained about facts and circumstances that existed as of their respective acquisition dates. As a result, measurement period adjustments were made to the previously disclosed provisional fair values of PPI’s net assets that increased identifiable intangibles by $1,400, increased property, plant and equipment by $400, increased the deferred tax liability by $599, and decreased goodwill by $1,201.

On September 19, 2016, the Company completed the acquisition of Laminar Medica (“Laminar”) in the United Kingdom and Czech Republic, from Clinimed (Holdings) Limited, a privately held specialty medical products company based in the U.K. for $17,201, net of cash acquired. In conjunction with this acquisition, which is accounted for as part of the Company’s Protective Sol-

utions segment, the Company initially recorded net tangible assets of $2,739, identifiable intangibles of $5,654, and goodwill of $8,808 none of which is expected to be tax deductible. Factors comprising goodwill include increased access to certain markets as well as the value of the assembled workforce. The initial allocation of the purchase price of Laminar to the tangible and intangible assets acquired and liabilities assumed was based on the Company’s preliminary estimates of their fair value, based on information currently available at that time. During 2017, the Company finalized its valuations of the assets and liabilities acquired based on information obtained about facts and circumstances that existed as of their respective acquisition dates. The measurement period adjustments to the previously disclosed provisional fair values of Laminar’s net assets decreased goodwill by $326, decreased deferred tax liabilities by $487, and decreased property, plant and equipment by $161.

On August 30, 2016, the Company completed the acquisition of the temperature-controlled cargo container assets, licenses, trademarks, and manufacturing rights from AAR Corporation. Total consideration for this business was $6,000, including cash paid of $3,000, non-contingent deferred payments of $2,000, and a contingent purchase liability totaling $1,000. The non-contingent deferred payments are due in two installments, $1,000 that was paid 12 months from the closing date, and $1,000 payable 24 months from the closing date. The contingent purchase liability is based upon a highly attainable metric which the Company expects to be met. The contingent liability is payable in two installments, $500 due 36 months from the closing date and $500 due 48 months from the closing date. In relation to this acquisition, which is accounted for as part of the Protective Solutions segment, the Company recorded net tangible assets of $200, identifiable intangibles of $4,100, and goodwill of $1,700, all of which will be tax deductible.

On June 24, 2016, the Company completed the acquisition of a small tube and core business in Australia. The all-cash purchase price of the business was $863. In conjunction with this acquisition, which is part of the Paper and Industrial Converted Products segment, the Company recorded net tangible assets of $149, identifiable intangibles of $297, and goodwill of $417 none of which is expected to be tax deductible.

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

On September 21, 2015, the Company acquired the high-density wood plug business from Smith Family Companies, Inc. Total consideration for the acquisition was $2,850, including cash of $1,750 and a contingent purchase liability of $1,100. The Company will manufacture these wood plugs at its existing facility in Hartselle, Alabama. The acquisition is part of the Paper and Industrial Converted Products segment. The contingent liability payment of $1,100 was paid in September 2017, upon the second anniversary of the acquisition.

Acquisition-related costs of $8,040, $4,569 and $1,663 were incurred in 2017, 2016 and 2015, respectively. These costs, consisting primarily of legal and professional fees, are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.

The Company has accounted for these acquisitions as business combinations under the acquisition method of accounting, in accordance with the business combinations subtopic of the

SONOCO 2017 ANNUAL REPORT    |    FORM 10-K F10

Accounting Standards Codification and, accordingly, has included their results of operations in the Company’s consolidated statements of net income from the respective dates of acquisition.

Dispositions

On November 7, 2016 the Company completed the sale of its rigid plastics blow molding operations to Amcor Rigid Plastics USA, LLC and Amcor Packaging Canada, Inc. These operations manufactured containers serving the personal care and food and beverage markets and consisted of seven manufacturing facilities (six in the U.S. and one in Canada), with approximately 850 employees. The selling price was approximately $280,000, with the Company receiving net cash proceeds of $271,817 at closing with another $7,775 held in escrow pending resolution of a contingency. In conjunction with the sale, the Company wrote off the following assets and liabilities: trade accounts receivable of $35,031; inventory of $14,700; trade accounts payable of $18,494; property, plant and equipment of $41,210; other net tangible liabilities totaling $499; goodwill of $76,435; and identifiable intangibles (primarily customer lists) of $14,735. Disposal-related costs totaled $4,407, resulting in the recognition of a gain on the disposition of $104,292. During 2017, the contingency was resolved with no additional proceeds being released to the Company and no additional gain on sale being recorded. The decision to sell the blow molding operations was made in order to allow the Company to focus on, and provide resources to further enhance, its targeted growth businesses, including flexible packaging, thermoformed rigid plastics, and temperature-assurance packaging. The sale did not represent a strategic shift for the Company that will have a major effect on the entity’s operations and financial results. Consequently, the sale did not meet the criteria for reporting as a discontinued operation. There were no dispositions in 2017 or 2015.

4. Restructuring and asset impairment

The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2017 and 2016 are reported as “2017 Actions” and “2016 Actions,” respectively. Actions initiated prior to 2016, all of which were substantially complete at December 31, 2017, are reported as “2015 and Earlier Actions.”

Following are the total restructuring and asset impairment charges, net of adjustments, recognized during the periods presented:

	Year Ended December 31
	2017	2016	2015
Restructuring/Asset impairment:
2017 Actions	$15,329	$—	$—
2016 Actions	1,935	32,997	—
2015 and Earlier Actions	2,570	7,269	38,572
Other asset impairments	18,585	2,617	12,065
Restructuring/Asset impairment charges	$38,419	$42,883	$50,637
Income tax benefit	(13,064)	(7,520)	(22,641)
Equity method investments, net of tax	—	—	—
Restructuring cost/(benefit) attributable to noncontrolling interests, net of tax	(71)	(161)	(93)
Total impact of restructuring/asset impairment charges, net of tax	$25,284	$35,202	$27,903

Pretax restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Consolidated Statements of Income.

The Company expects to recognize future additional costs totaling approximately $3,600 in connection with previously announced restructuring actions. The Company believes that the majority of these charges will be incurred and paid by the end of 2018. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken.

2017 actions

During 2017, the Company announced the closure of an expanded foam protective packaging plant in the United States (part of the Protective Solutions segment) and five tubes and cores plants—three in the United States, one in Belgium, and one in China (all part of the Paper and Industrial Converted Products segment). In addition, approximately 255 positions were eliminated throughout 2017 in conjunction with the Company’s ongoing organizational effectiveness efforts.

Below is a summary of 2017 Actions and related expenses by type incurred and estimated to be incurred through completion.

2017 Actions	Year Ended December 31, 2017	Estimated Total Cost
Severance and Termination Benefits
Consumer Packaging	$4,191	$5,941
Display and Packaging	741	741
Paper and Industrial Converted Products	4,018	4,018
Protective Solutions	1,398	1,398
Corporate	452	452
Asset Impairment/Disposal of Assets
Consumer Packaging	351	351
Paper and Industrial Converted Products	(95)	(95)
Protective Solutions	871	871
Other Costs
Consumer Packaging	879	1,479
Display and Packaging	789	1,489
Paper and Industrial Converted Products	1,001	1,251
Protective Solutions	742	742
Corporate	(9)	(9)
Total Charges and Adjustments	$15,329	$18,629

The following table sets forth the activity in the 2017 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets:

2017 Actions Accrual Activity	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability, December 31, 2016	$—	$—	$—	$—
2017 charges	10,800	1,127	3,402	15,329
Cash payments	(6,951)	636	(3,187)	(9,502)
Asset write downs/disposals	—	(1,763)	—	(1,763)
Foreign currency translation	40	—	(2)	38
Liability, December 31, 2017	$3,889	$—	$213	$4,102

F11 SONOCO 2017 ANNUAL REPORT    |    FORM 10-K

Included in “Asset Impairment/Disposal of Assets” above is a loss of $1,238 primarily related to the impairment of fixed assets resulting from the closure of an expanded foam protective packaging plant in North Carolina, and a net gain of $111 relating primarily to the sale of two vacated buildings. The Company received proceeds of $636 from the sale of these buildings and wrote-off assets of $525.

“Other costs” consist primarily of costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance.

The Company expects to pay the majority of the remaining 2017 Actions restructuring costs by the end of 2018 using cash generated from operations.

2016 actions

During 2016, the Company initiated the following actions: the closure of four tubes and cores plants—one in the United States, one in Canada, one in Ecuador, and one in Switzerland (all part of the Paper and Industrial Converted Products segment); a packaging services center in Mexico (part of the Display and Packaging segment); and a fulfillment service center in Brazil (part of the Display and Packaging segment). The Company also began manufacturing rationalization efforts in its Reels division (part of the Paper and Industrial Converted Products segment), and completed the sales of a paper mill in France (part of the Paper and Industrial Converted Products segment) and a retail security packaging plant in Puerto Rico (part of the Display and Packaging segment). In addition, the Company continued to realign its cost structure, resulting in the elimination of approximately 180 positions.

Below is a summary of 2016 Actions and related expenses by type incurred and estimated to be incurred through completion.

	Year Ended December 31,		Total Incurred to Date	Estimated Total Cost
2016 Actions	2017	2016
Severance and Termination Benefits
Consumer Packaging	$34	$2,407	$2,441	$2,441
Display and Packaging	(49)	4,304	4,255	4,255
Paper and Industrial Converted Products	494	5,887	6,381	6,381
Protective Solutions	—	678	678	678
Corporate	14	1,550	1,564	1,564
Asset Impairment/Disposal of Assets
Consumer Packaging	—	(306)	(306)	(306)
Display and Packaging	96	2,712	2,808	2,808
Paper and Industrial Converted Products	45	13,300	13,345	13,345
Other Costs
Consumer Packaging	59	731	790	790
Display and Packaging	388	286	674	674
Paper and Industrial Converted Products	804	1,298	2,102	2,102
Protective Solutions	50	150	200	200
Total Charges and Adjustments	$1,935	$32,997	$34,932	$34,932

The following table sets forth the activity in the 2016 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets:

2016 Actions Accrual Activity	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability, December 31, 2015	$—	$—	$—	$—
2016 charges	14,826	15,706	2,465	32,997
Cash receipts/(payments)	(11,244)	(7,322)	(1,819)	(20,385)
Asset write downs/disposals	—	(8,384)	—	(8,384)
Foreign currency translation	(24)	—	(6)	(30)
Liability, December 31, 2016	$3,558	$—	$640	$4,198
2017 charges	493	141	1,301	1,935
Adjustments	—	—	—	—
Cash (payments)/receipts	(3,458)	—	(1,394)	(4,852)
Asset write downs/disposals	—	(141)	(253)	(394)
Foreign currency translation	14	—	35	49
Liability, December 31, 2017	$607	$—	$329	$936

Included in “Asset Impairment/Disposal of Assets” above is a loss of $12,694 from the sale of a paperboard mill in France in May 2016, which includes the payment of $8,436 of cash required in order to consummate the disposition with the acquiror. Other assets divested in connection with the sale included net fixed assets of $3,201, and other tangible assets, net of liabilities disposed, of $1,057. Also included in “Asset Impairment/Disposal of Assets” is a loss of $2,421 from the sale of a retail security packaging business in Puerto Rico in July 2016. The Company received proceeds of $1,816 from the sale of this business. Assets written off in connection with the sale included net fixed assets of $217, other tangible assets, net of liabilities disposed, of $858, goodwill of $1,215, and other intangible assets (customer lists) of $1,947. Additional disposals of fixed assets totaling $(13,988) were recognized from restructuring actions initiated in 2016.

“Other Costs” in both 2016 and 2017 consist primarily of costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance.

The Company expects to pay the majority of the remaining 2016 Actions restructuring costs by the end of 2018 using cash generated from operations.

SONOCO 2017 ANNUAL REPORT    |    FORM 10-K F12

2015 and earlier actions

2015 and Earlier Actions are comprised of a number of plant closures and workforce reductions initiated prior to 2016.

Below is a summary of 2015 and Earlier Actions and related expenses by type incurred.

	Year Ended December 31,
2015 and Earlier Actions	2017	2016	2015
Severance and Termination Benefits
Consumer Packaging	$1,053	$3,147	$15,883
Display and Packaging	83	97	994
Paper and Industrial Converted Products	249	(6)	8,729
Protective Solutions	—	—	25
Corporate	6	(19)	2,775
Asset Impairment/Disposal of Assets
Consumer Packaging	(1,377)	1,658	(4,303)
Display and Packaging	(6)	335	474
Paper and Industrial Converted Products	263	190	10,097
Protective Solutions	(28)	3	133
Other Costs
Consumer Packaging	1,561	949	1,490
Display and Packaging	6	206	372
Paper and Industrial Converted Products	631	522	1,360
Protective Solutions	129	187	532
Corporate	—	—	11
Total Charges and Adjustments	$2,570	$7,269	$38,572

The following table sets forth the activity in the 2015 and Earlier Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets:

2015 and Earlier Actions Accrual Activity	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability, December 31, 2015	$15,730	$—	$470	$16,200
2016 charges	5,095	3,185	5,085	13,365
Adjustments	(1,876)	(999)	(3,221)	(6,096)
Cash receipts/(payments)	(15,124)	2,154	(2,339)	(15,309)
Asset write downs/disposals	—	(4,340)	—	(4,340)
Foreign currency translation	(217)	—	5	(212)
Liability, December 31, 2016	$3,608	$—	$—	$3,608
2017 charges	1,987	(1,148)	2,840	3,679
Adjustments	(596)	—	(513)	(1,109)
Cash receipts/(payments)	(3,778)	2,921	(1,828)	(2,685)
Asset write downs/disposals	—	(1,773)	—	(1,773)
Foreign currency translation	265	—	123	388
Liability, December 31, 2017	$1,486	$—	$622	$2,108

Included in “Asset Impairment/Disposal of Assets” in 2016 were the proceeds and gain from the sale of an asset related to the disposition of a paper mill facility in Pennsylvania. Also included in 2016 were asset impairment charges and asset write downs related to the closure of a rigid paper plant in Manchester, England (part of the Consumer Packaging segment).

Included in “Asset Impairment/Disposal of Assets” in 2017 is a gain of $2,022 from the sale of the land and building of a rigid paper plant in Manchester, England. The Company received proceeds from the sale of $2,741 and wrote off assets of $719.

“Other Costs” in both 2016 and 2017 consist primarily of costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance.

“Adjustments” in 2017 relate primarily to revisions to reserves for remaining severance payments and future building rental costs.

The Company expects to recognize future pretax charges of approximately $300 associated with 2015 and Earlier Actions, and expects to pay the majority of the remaining 2015 and Earlier Actions restructuring costs by the end of 2018 using cash generated from operations.

Other asset impairments

During the fourth quarter of 2017, the Company recognized the impairment of a power generating facility at its Hartsville manufacturing complex. The facility, which is part of the Paper and Industrial Converted Products segment, was determined to have been rendered obsolete by the Company’s new biomass facility and is scheduled for closure at the end of the first quarter of 2018. As a result of the pending closure, the Company recognized a pretax asset impairment charge of $17,822, which includes the remaining net book value of the facility, in December 2017.

As a result of the continued devaluation of the Venezuelan Bolivar in 2017, the Company recognized impairment charges against inventories and certain long-term nonmonetary assets totaling $338. The assets were deemed to be impaired as the U.S. dollar value of the projected cash flows from these assets was no longer sufficient to recover their U.S. dollar carrying values. In addition, the Company has recognized foreign exchange remeasurement losses on net monetary assets of $425.

During the Company’s 2016 annual goodwill impairment testing, management concluded that goodwill associated with the Paper and Industrial Converted Products—Brazil reporting unit had become impaired as a result of the continued deterioration of economic conditions in Brazil. Accordingly, an impairment charge totaling $2,617, the entire amount of goodwill associated with this reporting unit, was recognized during the third quarter of 2016. No other impairments were identified during this most recently completed annual goodwill impairment testing.

Prior to July 1, 2015, the Company used Venezuela’s official exchange rate to report the results of its operations in Venezuela. As a result of significant inflationary increases, and to avoid distortion of its consolidated results from translation of its Venezuelan operations, the Company concluded that it was an appropriate time to begin translating its Venezuelan operations using an alternative exchange rate. Accordingly, effective July 1, 2015, the Company began translating its Venezuelan operations using the most current published Venezuelan exchange rate (which at that time was known as the SIMADI rate). This resulted in a foreign exchange remeasurement loss on net monetary assets. In addition, the use of the significantly higher SIMADI rate resulted in the need to recognize impairment charges against inventories and certain long-term nonmonetary assets as the U.S. dollar value of projected future cash flows from these assets was no longer sufficient to recover their U.S. dollar carry-

F13 SONOCO 2017 ANNUAL REPORT    |    FORM 10-K

ing values. The combined impact of the impairment charges and remeasurement loss was $12,065 on both a before and after-tax basis, recognized in the third quarter of 2015.

These asset impairment charges are included in “Restructuring/Asset impairment charges” in the Company’s Consolidated Statements of Income.

5. Book overdrafts and cash pooling

At December 31, 2017 and 2016, outstanding checks totaling $17,343 and $10,073, respectively, were included in “Payable to suppliers” on the Company’s Consolidated Balance Sheets. In addition, outstanding payroll checks of $259 and $11 as of December 31, 2017 and 2016, respectively, were included in “Accrued wages and other compensation” on the Company’s Consolidated Balance Sheets.

The Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. The Company’s Consolidated Balance Sheets reflect a net cash deposit under this pooling arrangement of $3,328 and $2,789 as of December 31, 2017 and 2016, respectively.

6. Property, plant and equipment

Details of the Company’s property, plant and equipment at December 31 are as follows:

	2017	2016
Land	$87,878	$84,404
Timber resources	41,664	41,441
Buildings	502,046	478,924
Machinery and equipment	2,871,622	2,637,753
Construction in progress	143,403	113,118
	3,646,613	3,355,640
Accumulated depreciation and depletion	(2,477,236)	(2,295,623)
Property, plant and equipment, net	$1,169,377	$1,060,017

Estimated costs for completion of capital additions under construction totaled approximately $79,000 at December 31, 2017.

Depreciation and depletion expense amounted to $178,049 in 2017, $173,295 in 2016 and $179,888 in 2015.

The Company has certain properties and equipment that are leased under noncancelable operating leases. Future minimum rentals under noncancelable operating leases with terms of more than one year are as follows: 2018 – $46,400; 2019 – $38,500; 2020 – $30,400; 2021 – $21,300; 2022 – $17,700 and thereafter – $32,500. Total rental expense under operating leases was approximately $68,900 in 2017, $71,800 in 2016 and $72,400 in 2015.

7. Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill by segment for the year ended December 31, 2017, are as follows:

	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Balance as of January 1, 2017	$435,590	$203,414	$221,983	$231,228	$1,092,215
Acquisitions	120,682	—	—	—	120,682
Other	(1,201)	—	—	(326)	(1,527)
Foreign currency translation	17,645	—	11,795	1,065	30,505
Balance as of December 31, 2017	$572,716	$203,414	$233,778	$231,967	$1,241,875

Acquisitions in 2017 resulted in the addition of $120,682 of goodwill. Of this total, $67,775 was recorded in connection with the March 2017 acquisition of Packaging Holdings and $52,907 was recorded in connection with the July 2017 acquisition of Clear Lam. In addition to these acquisitions, the Company made small adjustments to the goodwill related to the November 2016 acquisition of Plastics Packaging, Inc. and the September 2016 acquisition of Laminar Medica totaling $(1,201) and $(326), respectively. See Note 3 for additional information.

The Company assesses goodwill for impairment annually and from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. The Company completed its most recent annual goodwill impairment testing during the third quarter of 2017. As part of this testing, the Company analyzed certain qualitative and quantitative factors in determining goodwill impairment. Goodwill is tested for impairment using either a qualitative evaluation or a quantitative test. The qualitative evaluation considers factors such as the macroeconomic environment, Company stock price and market capitalization movement, business strategy changes, and significant customer wins and losses. The quantitative test considers factors such as the amount by which estimated fair value exceeds current carrying value, current year operating performance as compared to prior projections, and implied fair values from comparable trading and transaction multiples. When calculated, reporting unit estimated fair values reflect a number of significant management assumptions and estimates including the Company’s forecast of sales volumes and prices, profit margins, income taxes, capital expenditures and changes in working capital requirements. Changes in these assumptions and/or discount rates could materially impact the estimated fair values. When the Company estimates the fair value of a reporting unit, it does so using a discounted cash flow model based on projections of future years’ operating results and associated cash flows, together with comparable trading and transaction multiples. The Company’s projections incorporate management’s best estimates of the expected future results, which include expectations related to new business, and, where applicable, improved operating margins. Management’s projections related to revenue growth and/or margin improvements arise from a combination of factors, including expectations for volume growth with existing customers, product expansion, improved price/cost, productivity gains, fixed cost leverage, improvement in general economic conditions, increased operational capacity, and customer retention. Projected future cash flows are then discounted to present value

SONOCO 2017 ANNUAL REPORT    |    FORM 10-K F14

using a discount rate management believes is commensurate with the risks inherent in the cash flows for each reporting unit. Because the Company’s assessments incorporate management’s expectations for the future, including forecasted growth and/or margin improvements, if there are changes in the relevant facts and circumstances and/or expectations, management’s assessment regarding goodwill impairment may change as well. In considering the level of uncertainty regarding the potential for goodwill impairment, management has concluded that any such impairment would likely be the result of adverse changes in more than one assumption. Other than in Display and Packaging, there is no specific singular event or single change in circumstances the Company has identified that it believes could reasonably result in a change to expected future results in any of its reporting units sufficient to result in goodwill impairment.

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

Although no reporting units failed the assessments noted above, in management’s opinion, the reporting units having the greatest risk of a significant future impairment if actual results fall short of expectations are Display and Packaging, and Paper and Industrial Converted Products—Europe. Total goodwill associated with these reporting units was approximately $203,000 and $95,000, respectively, at December 31, 2017. A large portion of projected sales in the Display and Packaging reporting unit is concentrated in two customers, the loss of either of which could impact the Company’s conclusion regarding the likelihood of goodwill impairment for the unit.

Other intangible assets

Details at December 31 are as follows:

	2017	2016
Other Intangible Assets, Gross:
Patents	$21,957	$13,164
Customer lists	497,634	362,162
Trade names	25,148	19,902
Proprietary technology	20,779	20,721
Land use rights	298	288
Other	1,740	1,701
Other Intangible Assets, Gross	$567,556	$417,938
Accumulated Amortization:
Patents	$(7,187)	$(5,647)
Customer lists	(210,212)	(172,292)
Trade names	(4,427)	(2,733)
Proprietary technology	(13,192)	(11,236)
Land use rights	(47)	(41)
Other	(1,196)	(1,031)
Accumulated Amortization	$(236,261)	$(192,980)
Other Intangible Assets, Net	$331,295	$224,958

The March 2017 acquisition of Packaging Holdings resulted in the addition of $60,190 of intangible assets, of which $48,400 related to customer lists, $8,790 to patents, and $3,000 to trade names. The July 2017 acquisition of Clear Lam resulted in the addition of $77,600 of intangible assets, of which $75,500 related to customer lists and $2,100 to trade names. In addition, adjustments were made in 2017 to the provisional fair values of the assets acquired and the liabilities assumed in the November 2016 acquisition of PPI which resulted in the recognition of an additional $1,400 of intangible assets, all of which related to customer lists. These intangible assets will be amortized over an expected average useful life of 13.1 years.

Aggregate amortization expense on intangible assets was $38,165, $31,887 and $33,273 for the years ended December 31, 2017, 2016 and 2015, respectively. Amortization expense on intangible assets is expected to approximate $42,500 in 2018, $41,300 in 2019, $38,700 in 2020, $36,800 in 2021 and $35,200 in 2022.

8. Debt

Debt at December 31 was as follows:

	2017	2016
5.75% debentures due November 2040	$599,171	$599,136
4.375% debentures due November 2021	248,803	248,490
9.2% debentures due August 2021	4,294	4,309
1.00% foreign loan due May 2021	177,218	154,936
Term loan, due July 2022	246,328	—
Commercial paper, average rate of 1.24% in 2017 and 0.63% in 2016	124,000	—
Other foreign denominated debt, average rate of 3.7% in 2017 and 3.8% in 2016	21,735	33,254
Other notes	25,780	12,618
Total debt	1,447,329	1,052,743
Less current portion and short-term notes	159,327	32,045
Long-term debt	$1,288,002	$1,020,698

On March 13, 2017, the Company entered into a $150,000 unsecured three-year floating-rate assignable loan agreement. The proceeds from this term loan were used to fund the acquisition of Packaging Holdings.

On July 20, 2017, the Company entered into a Credit Agreement in connection with a new $750,000 bank credit facility with a syndicate of eight banks replacing an existing credit facility entered into on October 2, 2014, and reflecting substantially the same terms and conditions. Included in the new facility are a $500,000 five-year revolving credit facility and a $250,000 five-year term loan. Based on the pricing grid in the Credit Agreement and the Company’s current credit ratings, the borrowing has an all-in drawn margin of 112.5 basis points above the London Interbank Offered Rate (LIBOR). Borrowings under the Credit Agreement are pre-payable at any time at the discretion of the Company and the term loan has annual amortization payments totaling $12,500.

Consistent with prior facilities, the $500,000 revolving credit facility will continue to support the Company’s $350,000 commercial paper program. If circumstances were to prevent the Company from issuing commercial paper, it has the contractual right to draw funds directly on the underlying bank credit facility. The Company had $124,000 of outstanding commercial paper at December 31, 2017 and none at December 31, 2016.

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

F15 SONOCO 2017 ANNUAL REPORT    |    FORM 10-K

rate of 1.00% and is due in May 2021. The loan may be redeemed in whole by the Company at any time with notice. The proceeds of the loan were used primarily to settle the remaining balance of the three-year term loan used to fund the November 2014 acquisition of Weidenhammer Packaging Group.

In addition to the $500,000 committed revolving bank credit facility, the Company had approximately $203,000 available under unused short-term lines of credit at December 31, 2017. These short-term lines of credit are for general Company purposes, with interest at mutually agreed-upon rates.

The Company utilized cash on hand to fund the repayment of its 5.625% debentures upon their maturity in June 2016.

Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenant currently requires the Company to maintain a minimum level of interest coverage, and a minimum level of net worth, as defined. As of December 31, 2017, the Company had substantial tolerance above the minimum levels required under these covenants.

The principal requirements of debt maturing in the next five years are: 2018 – $159,327; 2019 – $16,531; 2020 – $16,439; 2021 – $446,694 and 2022 – $199,414.

9. Financial instruments and derivatives

The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments where the carrying amount differs from the fair value.

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$1,288,002	$1,426,862	$1,020,698	$1,116,336

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

Cash flow hedges

At December 31, 2017 and 2016, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. To the extent considered effective, the changes in fair value of these contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which the hedged item impacts earnings.

Commodity cash flow hedges

The Company has entered into certain derivative contracts to manage some of the cost of anticipated purchases of natural gas, aluminum and old corrugated containers (OCC). At December 31, 2017, natural gas swaps covering approximately 7.5 MMBTUs were outstanding. These contracts represent approximately 76.2% and 35.5% of anticipated U.S. and Canadian usage for 2018 and 2019, respectively. Additionally, the Company had swap contracts covering 1,796 metric tons of aluminum representing approximately 24% of anticipated usage for 2018. The total fair values of the Company’s commodity cash flow hedges were in a net loss position totaling $(1,713) at December 31, 2017, and a net gain position totaling $3,636 at

December 31, 2016. The amount of the loss included in accumulated other comprehensive loss at December 31, 2017, expected to be reclassified to the income statement during the next twelve months is $(1,166).

Foreign currency cash flow hedges

The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases forecasted to occur in 2017. The net positions of these contracts at December 31, 2017, were as follows:

Currency	Action	Quantity
Colombian peso	Purchase	7,644,551
Mexican peso	Purchase	713,178
Canadian dollar	Purchase	53,771
Euro	Purchase	53,546
Turkish lira	Purchase	14,131
Russian ruble	Purchase	1,410
New Zealand dollar	Sell	(809)
Australian dollar	Sell	(2,125)
British pound	Sell	(12,592)
Polish zloty	Sell	(173,137)

The total net fair values of the Company’s foreign currency cash flow hedges were $950 and $(184) at December 31, 2017 and 2016, respectively. During 2017 and 2016, certain foreign currency cash flow hedges related to construction in progress were settled as the capital expenditures were made. Gains totaling $64 and $59 were reclassified from accumulated other comprehensive loss and netted against the carrying value of the capitalized expenditures during the years ended December 31, 2017 and 2016, respectively. The amount of the gain included in accumulated other comprehensive income at December 31, 2017, expected to be reclassified to the income statement during the next twelve months is $88.

Other derivatives

The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and existing foreign currency denominated receivables and payables. The Company does not apply hedge accounting treatment under ASC 815 for these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur. The net positions of these contracts at December 31, 2017, were as follows:

Currency	Action	Quantity
Colombian peso	Purchase	4,764,646
Mexican peso	Purchase	262,876
Canadian dollar	Purchase	19,988

The fair value of the Company’s other derivatives was $(581) and $(696) at December 31, 2017 and 2016, respectively.

The Company has determined all derivatives for which it has applied hedge accounting under ASC 815 to be highly effective and as a result no material ineffectiveness has been recorded during the periods presented.

SONOCO 2017 ANNUAL REPORT    |    FORM 10-K F16

The following table sets forth the location and fair values of the Company’s derivative instruments:

		Fair Value at December 31
Description	Balance Sheet Location	2017	2016
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$149	$3,240
Commodity Contracts	Other assets	$—	$527
Commodity Contracts	Accrued expenses and other	$(1,417)	$(89)
Commodity Contracts	Other liabilities	$(445)	$(42)
Foreign Exchange Contracts	Prepaid expenses	$2,232	$761
Foreign Exchange Contracts	Accrued expenses and other	$(1,282)	$(946)
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Prepaid expenses	$90	$194
Foreign Exchange Contracts	Accrued expenses and other	$(671)	$(890)

While certain of the Company’s derivative contract arrangements with its counterparties provide for the ability to settle contracts on a net basis, the Company reports its derivative positions on a gross basis. There are no collateral arrangements or requirements in these agreements.

The following table sets forth the effect of the Company’s derivative instruments on financial performance for the twelve months ended December 31, 2017, excluding the gains on foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$5,947	Net sales	$11,738	Net sales	$—
		Cost of sales	$(6,764)	Cost of sales	$—
Commodity Contracts	$(3,062)	Cost of sales	$1,667	Cost of sales	$176

		Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts		Cost of sales	$—
		Selling, general and administrative	$(2,138)

F17 SONOCO 2017 ANNUAL REPORT    |    FORM 10-K

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

The following tables set forth information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis:

Description	December 31, 2017	Assets measured at NAV (g)	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(1,713)	$—	$—	$(1,713)	$—
Foreign exchange contracts	950	—	—	950	—
Non-hedge derivatives, net:
Foreign exchange contracts	(581)	—	—	(581)	—
Deferred compensation plan assets	268	—	268	—	—
Postretirement benefit plan assets:
Common Collective Trust(a)	1,010,274	1,010,274	—	—	—
Mutual funds(b)	214,555	—	—	214,555	—
Fixed income securities(c)	167,992	—	—	167,992	—
Short-term investments(d)	2,239		1,052	1,187	—
Hedge fund of funds(e)	69,500	69,500	—	—	—
Real estate funds(f)	56,690	56,690	—	—	—
Cash and accrued income	640	—	640	—	—
Total postretirement benefit plan assets	$1,521,890	$1,136,464	$1,692	$383,734	$—

SONOCO 2017 ANNUAL REPORT    |    FORM 10-K F18

Description	December 31, 2016	Assets measured at NAV (g)	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$3,636	$—	$—	$3,636	$—
Foreign exchange contracts	(185)	—	—	(185)	—
Non-hedge derivatives, net:
Foreign exchange contracts	(696)	—	—	(696)	—
Deferred compensation plan assets	349	—	349	—	—
Postretirement benefit plan assets:
Common Collective Trust(a)	874,996	874,996	—	—	—
Mutual funds(b)	213,244	—	—	213,244	—
Fixed income securities(c)	118,224	—	—	118,224	—
Short-term investments(d)	7,686	6,090	513	1,083	—
Hedge fund of funds(e)	72,003	72,003	—	—	—
Real estate funds(f)	62,694	62,694	—	—	—
Cash and accrued income	390	—	390	—	—
Total postretirement benefit plan assets	$1,349,237	$1,015,783	$903	$332,551	$—
(a)	Common collective trust investments consist of domestic and international large and mid capitalization equities, including emerging markets and funds invested in both short-term and long-term bonds. Underlying investments are generally valued at closing prices from national exchanges. Commingled funds, private securities, and limited partnerships are valued at unit values or net asset values provided by the investment managers.
(b)	Mutual fund investments are comprised of equity securities of corporations with large capitalizations and also include funds invested in corporate equities in international and emerging markets and funds invested in long-term bonds, which are valued at closing prices from national exchanges.
(c)	Fixed income securities include funds that invest primarily in government securities and long-term bonds. Underlying investments are generally valued at closing prices from national exchanges, fixed income pricing models, and independent financial analysts. Fixed income commingled funds are valued at unit values provided by the investment managers.
(d)	Short-term investments include several money market funds used for managing overall liquidity. Underlying investments are generally valued at closing prices from national exchanges. Commingled funds are valued at unit values provided by the investment managers.
(e)	The hedge fund of funds category includes investments in funds representing a variety of strategies intended to diversify risks and reduce volatility. It includes event-driven credit and equity investments targeted at economic policy decisions, long and short positions in U.S. and international equities, arbitrage investments and emerging market equity investments. Investments are valued at unit values or net asset values provided by the investment managers.
(f)	This category includes investments in real estate funds (including office, industrial, residential and retail) primarily throughout the United States. Underlying real estate securities are generally valued at closing prices from national exchanges. Commingled funds, private securities, and limited partnerships are valued at unit values or net asset values provided by the investment managers.
(g)	Certain assets that are measured at fair value using the net asset value (NAV) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

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

The Company does not currently have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company’s financial assets or liabilities is measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the years ended December 31, 2017 or 2016. For additional fair value information on the Company’s financial instruments, see Note 9.

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

F19 SONOCO 2017 ANNUAL REPORT    |    FORM 10-K

were issued pursuant to the 1991 Key Employee Stock Plan (the “1991 Plan”) or the 1996 Non-Employee Directors Stock Plan (the “1996 Plan”).

The maximum number of shares of common stock that may be issued under the 2014 Plan was originally set at 10,381,533 shares, which includes all shares then remaining under the 2012 Plan and an additional 4,500,000 shares authorized under the 2014 Plan. Awards granted under all previous plans which are forfeited, expire or are cancelled without delivery of shares, or which result in forfeiture of shares back to the Company, will be added to the total shares available under the 2014 Plan. At December 31, 2017, a total of 6,731,137 shares remain available for future grant under the 2014 Plan. The Company issues new shares for stock appreciation right exercises and stock unit conversions. The Company’s stock-based awards to non-employee directors have not been material.

Accounting for share-based compensation

Total compensation cost for share-based payment arrangements was $13,488, $19,289 and $9,257, for 2017, 2016 and 2015, respectively. The related tax benefit recognized in net income was $5,058, $7,040, and $3,379, for the same years, respectively. Share-based compensation expense is included in “Selling, general and administrative expenses” in the Consolidated Statements of Income.

An “excess” tax benefit is created when the tax deduction for an exercised stock appreciation right, exercised stock option or converted stock unit exceeds the compensation cost that has been recognized in income. As discussed in Note 2 to these Consolidated Financial Statements, ASU 2016-09 required that excess tax benefits be recognized on the income statement beginning in 2017. Previously, these excess tax benefits were not recognized on the income statement, but rather on the consolidated balance sheet within the line item “Capital in excess of stated value.” The additional net excess tax benefit realized was $2,453, $2,695 and $3,622 for 2017, 2016 and 2015, respectively.

Stock appreciation rights and stock options

Beginning in 2015, stock appreciation rights (SARs) granted vest over three years and expense is recognized following the graded-vesting method, which results in front-loaded expense being recognized during the early years of the required service period. Unvested SARs are cancelable upon termination of employment, except in the case of death, disability, or involuntary (or good reason) termination within two years of a change in control. SARs granted prior to 2015 vested over one year.

Since 2006, the Company has granted SARs annually on a discretionary basis to key employees. These SARs are granted at market (have an exercise price equal to the closing market price on the date of the grant) and can be settled only in stock. The SARs granted in and since 2015 vest over three years, with one-third vesting on each anniversary date of the grant, and have 10-year terms. As of December 31, 2017, unrecognized compensation cost related to nonvested SARs totaled $2,352. This cost will be recognized over the remaining weighted-average vesting period of approximately 24 months. Noncash stock-based compensation associated with SARs totaled $3,719, $2,878, and $2,750 for 2017, 2016, and 2015, respectively.

The aggregate intrinsic value of SARS exercised during 2017, 2016, and 2015 was $3,786, $9,510, and $11,888, respectively. The weighted-average grant date fair value of SARs granted was $7.29, $5.04 and $6.49 per share in 2017, 2016 and 2015, respectively. The Company computed the estimated fair values of all SARs using the Black-Scholes option-pricing model applying the assumptions set forth in the following table:

	2017	2016	2015
Expected dividend yield	2.7%	3.5%	2.8%
Expected stock price volatility	17.2%	18.5%	18.2%
Risk-free interest rate	2.0%	1.3%	1.7%
Expected life of SARs	6 years	6 years	6 years

The assumptions employed in the calculation of the fair value of SARs were determined as follows:

•	Expected dividend yield – the Company’s annual dividend divided by the stock price at the time of grant.
•	Expected stock price volatility – based on historical volatility of the Company’s common stock measured weekly for a time period equal to the expected life.
•	Risk-free interest rate – based on U.S. Treasury yields in effect at the time of grant for maturities equal to the expected life.
•	Expected life – calculated using the simplified method as prescribed in U.S. GAAP, where the expected life is equal to the sum of the vesting period and the contractual term divided by two.

The activity related to the Company’s SARs is as follows:

	Nonvested	Vested	Total	Weighted- average Exercise Price
Outstanding, December 31, 2016	1,146,749	768,897	1,915,646	$41.06
Vested	(443,405)	443,405	—
Granted	536,760	—	536,760	$54.46
Exercised	—	(292,122)	(292,122)	$40.17
Forfeited/Expired	(28,082)	(4,190)	(32,272)	$43.29
Outstanding, December 31, 2017	1,212,022	915,990	2,128,012	$44.53
Exercisable, December 31, 2017	—	915,990	915,990	$40.82

The weighted average remaining contractual life for SARs outstanding and exercisable at December 31, 2017 was 8.0 years and 5.8 years, respectively. The aggregate intrinsic value for SARs outstanding and exercisable at December 31, 2017 was $18,926 and $10,631, respectively. At December 31, 2017, the fair market value of the Company’s stock used to calculate intrinsic value was $53.14 per share.

There were no stock options outstanding at December 31, 2017. The aggregate intrinsic value of stock options exercised during 2015 was $975. Cash received by the Company on option exercises was $1,324 for 2015. There were no stock options exercised during 2017 and 2016.

Performance-based stock awards

The Company grants performance contingent restricted stock units (PCSUs) annually on a discretionary basis to executive officers and certain key management employees. The ultimate number of PCSUs awarded is dependent upon the degree to

SONOCO 2017 ANNUAL REPORT    |    FORM 10-K F20

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

The activity related to performance contingent restricted stock units is as follows:

	Nonvested	Vested	Total	Average Grant Date Fair Value per Share
Outstanding, December 31, 2016	486,045	551,020	1,037,065	$35.56
Granted	130,761	—	130,761	$50.11
Performance adjustments	(134,899)	—	(134,899)	$39.43
Vested	(145,414)	145,414	—
Converted	—	(220,155)	(220,155)	$36.90
Cancelled	(1,874)		(1,874)	$36.31
Dividend equivalents	—	10,145	10,145	$51.73

Outstanding, December 31, 2017	334,619	486,424	821,043	$37.12

2017 PCSU. As of December 31, 2017, the 2017 PCSUs to be awarded are estimated to range from 0 to 261,522 units and are tied to the three-year performance period ending December 31, 2019.

2016 PCSU. As of December 31, 2017, the 2016 PCSUs to be awarded are estimated to range from 0 to 373,572 units and are tied to the three-year performance period ending December 31, 2018.

2015 PCSU. The performance cycle for the 2015 PCSUs was completed on December 31, 2017. Outstanding stock units of 141,546 units were determined to have been earned, all of which qualified for vesting on December 31, 2017. The fair value of these units was $5,906 as of December 31, 2017.

2014 PCSU. The performance cycle for the 2014 PCSUs was completed on December 31, 2016. Outstanding stock units of 247,554 units were determined to have been earned, all of which qualified for vesting on December 31, 2016. The fair value of these units was $13,046 as of December 31, 2016.

2013 PCSU. The performance cycle for the 2013 PCSUs was completed on December 31, 2015. Based on performance and the terms of the awards as of December 31, 2015, 205,673 stock units were determined to have been earned, all of which qualified for vesting on December 31, 2015. The fair value of these units was $8,406 as of December 31, 2015.

2012 PCSU. The performance cycle for the 2012 PCSUs was completed on December 31, 2014. Based on the performance achieved and the terms of the award, 143,519 stock units qualified for vesting on December 31, 2014 with a fair value of $6,272. A total of 4,387 units vested on December 31, 2015, and 4,140 units vested on December 31, 2016. The fair value of the stock units vesting in 2015 and 2016 was $179 and $218, respectively.

2011 PCSU. The performance cycle for the 2011 PCSUs was completed on December 31, 2013. Based on the performance achieved and the terms of the award, 123,414 stock units were awarded. A total of 61,707 stock units vested on December 31, 2014, with the remaining 61,707 stock units vesting on December 31, 2015. The fair value of the stock units vesting in 2014 and 2015 was $2,697 and $2,522, respectively.

The weighted-average grant-date fair value of PCSUs granted was $50.11, $36.33, and $42.44 per share in 2017, 2016 and 2015, respectively. Noncash stock-based compensation associated with PCSUs totaled $3,896, $10,568 and $2,271 for 2017, 2016 and 2015, respectively. As of December 31, 2017, there was approximately $7,017 of total unrecognized compensation cost related to nonvested PCSUs. This cost is expected to be recognized over a weighted-average period of 20 months.

Restricted stock awards

During 2017 and 2016, the Company granted awards of restricted stocks units (RSUs) to executive officers and certain key management employees. These awards vest over a three-year period with one-third vesting on each anniversary date of the grant. Participants must be actively employed by the Company on the vesting date for shares to be issued, except in the event of the participant’s death, disability, or involuntary (or good reason) termination within two years of a change in control prior to full vesting, in which case shares will immediately vest. Once vested, these awards do not expire.

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

Officers and directors can elect to defer receipt of RSUs, but key management employees are required to take receipt of stock issued. The weighted-average grant-date fair value of RSUs granted was $51.68, $38.40 and $43.35 per share in 2017, 2016 and 2015, respectively. The fair value of shares vesting during the year was $1,129, $1,291, and $2,066 for 2017, 2016 and 2015, respectively.

Noncash stock-based compensation associated with restricted stock grants totaled $3,554, $3,122 and $2,336 for 2017, 2016 and 2015, respectively. As of December 31, 2017, there was $2,469 of total unrecognized compensation cost related to nonvested restricted stock units. This cost is expected to be recognized over a weighted-average period of 26 months.

F21 SONOCO 2017 ANNUAL REPORT    |    FORM 10-K

The activity related to restricted stock units is as follows:

	Nonvested	Vested	Total	Average Grant Date Fair Value Per Share
Outstanding, December 31, 2016	210,346	178,510	388,856	$35.85
Granted	69,373	—	69,373	$51.68
Vested	(53,543)	53,543	—
Converted	—	(38,380)	(38,380)	$38.81
Cancelled	(2,493)	—	(2,493)	$42.01
Dividend equivalents	2,124	5,957	8,081	$51.73

Outstanding, December 31, 2017	225,807	199,630	425,437	$38.41

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

The activity related to deferred compensation for equity award units granted to both employees and non-employee directors combined is as follows:

Total
Outstanding, December 31, 2016	323,278
Deferred	36,362
Converted	(4,835)
Dividend equivalents	10,243
Outstanding, December 31, 2017	365,048

Deferred compensation for employees and directors of $2,850, $2,721, and $1,947, which will be settled in Company stock at retirement, was deferred during 2017, 2016, and 2015, respectively.

12. Employee benefit plans

Retirement plans and retiree health and life insurance plans

The Company provides non-contributory defined benefit pension plans for certain of its employees in the United States, Mexico, Belgium, Germany, Greece, France, and Turkey. The Company also sponsors contributory defined benefit pension plans covering certain of its employees in the United Kingdom, Canada and the Netherlands, and provides postretirement healthcare and life insurance benefits to a limited number of its retirees and their dependents in the United States and Canada, based on certain age and/or service eligibility requirements.

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

The components of net periodic benefit cost include the following:

	2017	2016	2015
Retirement Plans
Service cost	$18,543	$19,508	$23,366
Interest cost	55,873	59,719	70,797
Expected return on plan assets	(81,212)	(85,466)	(94,307)
Amortization of net transition obligation	—	—	65
Amortization of prior service cost	910	809	745
Amortization of net actuarial loss	39,209	39,009	42,584
Effect of settlement loss	32,761	—	—
Other	—	—	49
Net periodic benefit cost	$66,084	$33,579	$43,299
Retiree Health and Life Insurance Plans
Service cost	$313	$309	$711
Interest cost	463	482	766
Expected return on plan assets	(1,636)	(1,579)	(1,661)
Amortization of prior service credit	(499)	(498)	(104)
Amortization of net actuarial gain	(759)	(667)	(673)
Net periodic benefit income	$(2,118)	$(1,953)	$(961)

The following tables set forth the Plans’ obligations and assets at December 31:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2017	2016	2017	2016
Change in Benefit Obligation
Benefit obligation at January 1	$1,777,424	$1,733,596	$17,568	$19,053
Service cost	18,543	19,508	313	309
Interest cost	55,873	59,719	463	482
Plan participant contributions	391	439	744	888
Plan amendments	639	812	—	—
Actuarial loss/(gain)	99,402	93,772	(1,249)	(1,223)
Benefits paid	(81,547)	(89,455)	(2,183)	(1,956)
Impact of foreign exchange rates	29,753	(40,856)	35	15
Other	—	(111)	—	—
Benefit obligation at December 31	$1,837,938	$1,777,424	$15,691	$17,568

SONOCO 2017 ANNUAL REPORT    |    FORM 10-K F22

	Retirement Plans		Retiree Health and Life Insurance Plans
	2017	2016	2017	2016
Change in Plan Assets
Fair value of plan assets at January 1	$1,325,389	$1,298,186	$23,848	$22,250
Actual return on plan assets	198,071	130,717	3,986	1,872
Company contributions	93,662	32,504	851	860
Plan participant contributions	443	439	744	888
Benefits paid	(81,547)	(89,455)	(2,183)	(1,956)
Impact of foreign exchange rates	29,460	(39,147)	—	—
Expenses paid	(8,225)	(7,855)	(69)	(66)
Fair value of plan assets at December 31	$1,494,713	$1,325,389	$27,177	$23,848
Funded Status of the Plans	$(343,225)	$(452,035)	$11,486	$6,280

	Retirement Plans		Retiree Health and Life Insurance Plans
	2017	2016	2017	2016
Total Recognized Amounts in the Consolidated Balance Sheets
Noncurrent assets	$24,380	$3,863	$12,851	$7,506
Current liabilities	(13,220)	(9,409)	(820)	(802)
Noncurrent liabilities	(354,385)	(446,489)	(545)	(424)
Net (liability)/asset	$(343,225)	$(452,035)	$11,486	$6,280

Items not yet recognized as a component of net periodic pension cost that are included in Accumulated Other Comprehensive Loss (Income) as of December 31, 2017 and 2016, are as follows:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2017	2016	2017	2016
Net actuarial loss/(gain)	$625,831	$708,533	$(9,822)	$(7,056)
Prior service cost/(credit)	3,780	4,051	(1,275)	(1,774)
	$629,611	$712,584	$(11,097)	$(8,830)

The amounts recognized in Other Comprehensive Loss/(Income) include the following:

	Retirement Plans			Retiree Health and Life Insurance Plans
	2017	2016	2015	2017	2016	2015
Adjustments arising during the period:
Net actuarial loss/(gain)	$(10,732)	$56,060	$8,352	$(3,525)	$(1,449)	$(4,129)
Prior service cost/(credit)	639	1,069	513	—	—	(2,273)
Net settlements/curtailments	(32,761)	—	—	—	—	—
Reversal of amortization:
Net actuarial (loss)/gain	(39,209)	(39,009)	(42,584)	759	667	673
Prior service (cost)/credit	(910)	(809)	(745)	499	498	104
Net transition obligation	—	—	(65)	—	—	—
Total recognized in other comprehensive loss/(income)	$(82,973)	$17,311	$(34,529)	$(2,267)	$(284)	$(5,625)
Total recognized in net periodic benefit cost and other comprehensive loss/(income)	$(16,889)	$50,890	$8,770	$(4,385)	$(2,237)	$(6,586)

Of the amounts included in Accumulated Other Comprehensive Loss/(Income) as of December 31, 2017, the portions the Company expects to recognize as components of net periodic benefit cost in 2018 are as follows:

	Retirement Plans	Retiree Health and Life Insurance Plans
Net actuarial loss/(gain)	$37,385	$(960)
Prior service cost/(credit)	972	(498)
Net transition obligation	—	—
	$38,357	$(1,458)

The accumulated benefit obligation for all defined benefit plans was $1,810,462 and $1,738,196 at December 31, 2017 and 2016, respectively.

The projected benefit obligation (PBO), accumulated benefit obligation (ABO) and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were, $1,554,395, $1,538,350 and $1,186,789, respectively, as of December 31, 2017, and $1,474,993, $1,446,624 and $1,019,094, respectively, as of December 31, 2016.

The following table sets forth the Company’s projected benefit payments for the next ten years:

Year	Retirement Plans	Retiree Health and Life Insurance Plans
2018	$97,268	$1,515
2019	$93,487	$1,498
2020	$96,124	$1,427
2021	$94,688	$1,403
2022	$96,280	$1,327
2022-2026	$510,603	$5,663

F23 SONOCO 2017 ANNUAL REPORT    |    FORM 10-K

Assumptions

The following tables set forth the major actuarial assumptions used in determining the PBO, ABO and net periodic cost:

Weighted-average assumptions used to determine benefit obligations at December 31	U.S. Retirement Plans	U.S. Retiree Health and Life Insurance Plans	Foreign Plans
Discount Rate
2017	3.59%	3.36%	2.78%
2016	4.12%	3.70%	2.95%
Rate of Compensation Increase
2017	3.40%	3.28%	3.62%
2016	3.60%	3.32%	3.65%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31	U.S. Retirement Plans	U.S. Retiree Health and Life Insurance Plans	Foreign Plans
Discount Rate
2017	4.12%	3.70%	2.95%
2016	4.36%	3.78%	3.71%
2015	4.00%	3.52%	3.49%
Expected Long-term Rate of Return
2017	6.86%	6.98%	4.52%
2016	7.47%	7.31%	4.75%
2015	7.67%	7.39%	4.92%
Rate of Compensation Increase
2017	3.60%	3.32%	3.65%
2016	3.69%	3.36%	3.52%
2015	3.99%	3.42%	3.51%

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

Medical trends

The U.S. Retiree Health and Life Insurance Plan makes up approximately 96% of the Retiree Health liability. Therefore, the following information relates to the U.S. plan only.

Healthcare Cost Trend Rate	Pre-age 65	Post-age 65
2017	6.75%	6.75%
2016	7.00%	7.00%

Ultimate Trend Rate	Pre-age 65	Post-age 65
2017	4.50%	4.50%
2016	4.80%	4.80%

Year at which the Rate Reaches the Ultimate Trend Rate	Pre-age 65	Post-age 65
2017	2026	2026
2016	2059	2059

Increasing the assumed trend rate for healthcare costs by one percentage point would increase the accumulated postretirement benefit obligation (the APBO) and total service and interest cost component approximately $176 and $15, respectively. Decreasing the assumed trend rate for healthcare costs by one percentage point would decrease the APBO and total service and interest cost component approximately $163 and $13, respectively. Based on amendments to the U.S. plan approved in 1999, which became effective in 2003, cost increases borne by the Company are limited to the Urban CPI, as defined.

Plan settlements, changes and amendments

In February 2017, the Company initiated a program to settle a portion of the projected benefit obligation (PBO) relating to terminated vested participants in the U.S. qualified retirement plans through either a single, lump-sum payment or the purchase of an annuity. The terminated vested population comprised approximately 15% of the beginning of year PBO of these plans. The Company successfully settled approximately 47% of the PBO for the terminated vested plan participants. As a result of these and other smaller settlements, the Company recognized non-cash settlement charges of $32,761 in 2017. All settlement payments were funded from plan assets and did not require the Company to make any additional cash contributions in 2017. The Company does not expect to recognize any additional settlement charges in 2018.

During 2015, the Company’s U.S. Retiree Medical and Life Insurance Plan was amended to eliminate certain life insurance benefits for all nonunion and applicable union participants. The effect of this and other smaller amendments was a reduction in the accumulated postretirement benefit obligation of $2,273.

Retirement plan assets

The following table sets forth the weighted-average asset allocations of the Company’s retirement plans at December 31, 2017 and 2016, by asset category.

Asset Category		U.S.	U.K.	Canada
Equity securities	2017	51.7%	44.7%	71.7%
	2016	51.4%	46.6%	64.9%
Debt securities	2017	37.1%	54.7%	27.9%
	2016	34.7%	52.8%	35.0%
Alternative	2017	11.2%	—%	—%
	2016	13.9%	—%	—%
Cash and short-term investments	2017	—%	0.6%	0.4%
	2016	—%	0.6%	0.1%
Total	2017	100.0%	100.0%	100.0%
	2016	100.0%	100.0%	100.0%

The Company employs a total-return investment approach whereby a mix of equities and fixed income investments are

SONOCO 2017 ANNUAL REPORT    |    FORM 10-K F24

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

At December 31, 2017, postretirement benefit plan assets totaled $1,521,890, of which $1,124,453 were assets of the U.S. Defined Benefit Plans.

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

Retiree health and life insurance plan assets

The following table sets forth the weighted-average asset allocations by asset category of the Company’s retiree health and life insurance plan.

Asset Category	December 31, 2017	December 31, 2016
Equity securities	63.6%	61.9%
Debt securities	30.8%	31.2%
Alternative	5.4%	6.8%
Cash	0.2%	0.1%
Total	100.0%	100.0%

Contributions

Based on current actuarial estimates, the Company anticipates that the total contributions to its retirement plans and retiree health and life insurance plans, excluding contributions to the Sonoco Savings Plan, will be approximately $38,500 in

2018. No assurances can be made, however, about funding requirements beyond 2018, as they will depend largely on actual investment returns and future actuarial assumptions.

Sonoco Savings and Retirement Plan

The Sonoco Savings and Retirement Plan is a defined contribution retirement plan provided for certain of the Company’s U.S. employees. The plan is comprised of both an elective and non-elective component.

The elective component of the plan, which is designed to meet the requirements of section 401(k) of the Internal Revenue Code, allows participants to set aside a portion of their wages and salaries for retirement and encourages saving by matching a portion of their contributions with contributions from the Company. The plan provides for participant contributions of 1% to 100% of gross pay. Since January 1, 2010, the Company has matched 50% on the first 4% of compensation contributed by the participant as pretax contributions which are immediately fully vested. The Company’s expenses related to the plan for 2017, 2016 and 2015 were approximately $11,200, $11,400 and $11,500, respectively.

The non-elective component of the plan, the Sonoco Retirement Contribution (SRC), is available to certain employees who are not currently active participants in the Company’s U.S. qualified defined benefit pension plan. The SRC provides for an annual Company contribution of 4% of all eligible pay plus 4% of eligible pay in excess of the Social Security wage base to eligible participant accounts. Participants are fully vested after three years of service or upon reaching age 55, if earlier. The Company’s expenses related to the plan for 2017, 2016 and 2015 were approximately $14,540, $13,655 and $14,970, respectively. Cash contributions to the SRC totaled $14,066, $13,352 and $12,865 in 2017, 2016 and 2015, respectively.

Other plans

The Company also provides retirement and postretirement benefits to certain other non-U.S. employees through various Company-sponsored and local government sponsored defined contribution arrangements. For the most part, the liabilities related to these arrangements are funded in the period they arise. The Company’s expenses for these plans were not material for all years presented.

13. Income taxes

The provision for taxes on income for the years ended December 31 consists of the following:

	2017	2016	2015
Pretax income
Domestic	$168,180	$318,702	$255,897
Foreign	146,374	122,575	72,049
Total pretax income	$314,554	$441,277	$327,946
Current
Federal	$120,398	$110,567	$55,678
State	5,623	10,808	6,000
Foreign	40,328	40,788	31,610
Total current	$166,349	$162,163	$93,288
Deferred
Federal	$(16,797)	$(861)	$11,002
State	3,499	(869)	(2,359)
Foreign	(6,462)	4,198	(14,193)
Total deferred	$(19,760)	$2,468	$(5,550)
Total taxes	$146,589	$164,631	$87,738

F25 SONOCO 2017 ANNUAL REPORT    |    FORM 10-K

Deferred tax liabilities/(assets) are comprised of the following at December 31:

	2017	2016
Property, plant and equipment	$83,584	$115,946
Intangibles	174,395	219,584
Gross deferred tax liabilities	$257,979	$335,530
Retiree health benefits	$595	$(971)
Foreign loss carryforwards	(59,975)	(61,381)
U.S. Federal loss carryforwards	(17,977)	(10,105)
Capital loss carryforwards	—	(20)
Employee benefits	(115,771)	(202,085)
Accrued liabilities and other	(100,031)	(93,142)
Gross deferred tax assets	$(293,159)	$(367,704)
Valuation allowance on deferred tax assets	$47,200	$49,797
Total deferred taxes, net	$12,020	$17,623

Federal loss carryforwards of approximately $69,000 were acquired in the 2017 acquisition of Packaging Holdings. The Company has total federal net operating loss carryforwards of approximately $85,600 remaining at December 31, 2017. These losses are limited based upon future taxable earnings of the respective entities and expire between 2029 and 2037. Foreign subsidiary loss carryforwards of approximately $230,300 remain at December 31, 2017. Their use is limited to future taxable earnings of the respective foreign subsidiaries. Approximately $219,400 of these loss carryforwards do not have an expiration date. Of the remaining foreign subsidiary loss carryforwards, approximately $8,000 expire within the next five years and approximately $2,900 expire between 2023 and 2035. Approximately $14,000 in tax value of state loss carryforwards and $15,000 of state credit carryforwards remain at December 31, 2017. These state loss and credit carryforwards are limited based upon future taxable earnings of the respective entities and expire between 2018 and 2037. State loss and credit carryforwards are reflected at their “tax” value, as opposed to the amount of expected gross deduction due to the vastly different apportionment and statutory tax rates applicable to the various entities and states in which they file.

The Company has recorded a $15,700 deferred tax asset in France primarily related to cumulative net operating losses. These losses have an indefinite carryforward period and the Company expects to utilize them over the next 20 to 25 years. Accordingly, a valuation allowance on the deferred asset has not been provided.

A reconciliation of the U.S. federal statutory tax rate to the actual consolidated tax expense is as follows:

	2017		2016		2015
Statutory tax rate	$110,094	35.0%	$154,447	35.0%	$114,781	35.0%
State income taxes, net of federal tax benefit	4,780	1.5	7,477	1.7%	4,872	1.5%
Valuation allowance	(3,333)	(1.1)	639	0.1%	(8,080)	(2.5)%
Tax examinations including change in reserve for uncertain tax positions	4,895	1.6	732	0.2%	(3,245)	(1.0)%
Adjustments to prior year deferred taxes	(1,415)	(0.4)	(2,401)	(0.5)%	1,596	0.5%
Foreign earnings taxed at other than U.S. rates	(16,233)	(5.2)	(15,930)	(3.6)%	(9,065)	(2.8)%
Disposition of business	537	0.2	22,810	5.2%	(11,996)	(3.6)%
Effect of tax rate changes enacted during the year	(22,183)	(7.1)	2,517	0.6%	(2,235)	(0.7)%
Deduction related to qualified production activities	(5,384)	(1.7)	(5,215)	(1.2)%	(5,968)	(1.8)%
Transition tax	76,933	24.5	—	—	—	—
Other, net	(2,102)	(0.7)	(445)	(0.1)%	7,078	2.2%
Total taxes	$146,589	46.6%	$164,631	37.3%	$87,738	26.8%

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, a change in methodology for taxation of earnings from non-US operations, and a one-time transition tax on certain accumulated foreign earnings as of December 31, 2017. The Company has calculated its best estimate of the impact of the Tax Act in its year-end income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of this filing and as a result has recorded $51,265 as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $25,668 of additional benefit. The provisional amount related to the one-time transition tax on certain accumulated foreign earnings was $76,933. Under the provisions of the Tax Act, the transition tax is payable in installments over a period of 8 years. Accordingly, $6,155, the total expected to be paid in 2018, is included in “Accrued taxes” in the Company’s Consolidated Balance sheet at December 31, 2017, and the remaining non-current portion of $70,778 is included in “Other Liabilities.”

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized the provisional tax impacts related to the one time transition tax and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. Any subsequent adjustment to these amounts will be recorded to current tax expense in 2018 in the quarter the analysis is completed.

The change in “Tax examinations including change in reserve for uncertain tax positions” is shown net of associated deferred taxes and accrued interest. Included in the change are net increases in reserves for uncertain tax positions of approximately $2,600, $3,000 and $3,200 for uncertain items arising in 2017, 2016 and 2015, respectively, combined with adjustments related to prior year items, primarily decreases related to lapses of statutes of limitations in international, federal and state jurisdictions as well as overall changes in facts and judgment. These adjustments decreased the reserve by a total of approximately $(2,300), $(2,300) and $(6,500) in 2017, 2016 and 2015, respectively.

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

SONOCO 2017 ANNUAL REPORT    |    FORM 10-K F26

The benefits included in “Adjustments to prior year deferred taxes” for each of the years presented consist primarily of adjustments to deferred tax assets and liabilities arising from changes in estimates. The benefits included in the “Effect of tax rate changes enacted during the year” for 2017 consists of the benefits related to the revaluation of deferred tax assets and liabilities due to the enactment of the Tax Act.

The benefits included in “Valuation allowance” include a benefit of $3,100 related to the revaluation of the valuation allowance due to the enactment of the Tax Act.

As of December 31, 2017, the Company is in the process of evaluating the impact of the Tax Act on its permanent reinvestment assertion. With respect to accumulated earnings of foreign subsidiaries, no additional U.S. federal income taxes or foreign withholding taxes have been provided as all accumulated earnings of foreign subsidiaries are deemed to have been remitted as part of the one-time transition tax. The Company will finalize its analysis during 2018 and, as provided for in SAB 118, will make any necessary adjustments in the financial statements of future periods within the provided time frame, including a determination of our intentions with respect to undistributed earnings of international subsidiaries.

Reserve for uncertain tax positions

The following table sets forth the reconciliation of the gross amounts of unrecognized tax benefits at the beginning and ending of the periods indicated:

	2017	2016	2015
Gross Unrecognized Tax Benefits at January 1	$17,700	$17,200	$26,000
Increases in prior years’ unrecognized tax benefits	700	1,400	1,500
Decreases in prior years’ unrecognized tax benefits	(2,400)	(3,500)	(2,100)
Increases in current year’s unrecognized tax benefits	1,600	3,000	1,700
Decreases in unrecognized tax benefits from the lapse of statutes of limitations	(300)	(100)	(9,200)
Settlements	(200)	(300)	(700)
Gross Unrecognized Tax Benefits at December 31	$17,100	$17,700	$17,200

Of the unrecognized tax benefit balances at December 31, 2017 and December 31, 2016, approximately $15,500 and $15,300, respectively, would have an impact on the effective tax rate if ultimately recognized.

Interest and/or penalties related to income taxes are reported as part of income tax expense. The Company had approximately $2,300 and $2,300 accrued for interest related to uncertain tax positions at December 31, 2017 and December 31, 2016, respectively. Tax expense for the year ended December 31, 2017, includes approximately $100 of interest benefit, which is comprised of an interest benefit of approximately $800 related to the adjustment of prior years’ items and interest expense of $700 on unrecognized tax benefits. The amounts listed above for accrued interest and interest expense do not reflect the benefit of a federal tax deduction which would be available if the interest were ultimately paid.

The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2012.

The Company believes that it is reasonably possible that the amount reserved for uncertain tax positions at December 31, 2017 will increase by approximately $400 over the next twelve months. This change includes the anticipated increase in reserves related to existing positions offset by settlements of issues currently under examination and the release of existing reserves due to the expiration of the statute of limitations. Although the Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental, management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the effective tax rate may fluctuate significantly on a quarterly basis. The Company has operations in many countries outside of the United States and the taxes paid on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that loss of those benefits would have a material effect on the Company’s overall effective tax rate.

As previously disclosed, the Company received a draft Notice of Proposed Adjustment (“NOPA”) from the Internal Revenue Service (IRS) in February 2017 proposing an adjustment to income for the 2013 tax year based on the IRS’s recharacterization of a distribution of an intercompany note made in 2012, and the subsequent repayment of the note over the course of 2013, as if it were a cash distribution made in 2013. In March 2017, the Company received a draft NOPA proposing penalties of $18,000 associated with the IRS’s recharacterization, as well as an Information Document Request (“IDR”) requesting the Company’s analysis of why such penalties should not apply. The Company responded to this IDR in April 2017. On October 5, 2017, the Company received two revised draft NOPAs proposing the same adjustments and penalties as in the prior NOPAs. On November 14, 2017, the Company received two final NOPAs proposing the same adjustments and penalties as in the prior NOPAs. On November 20, 2017, the Company received a Revenue Agents Report (“RAR”) that included the same adjustments and penalties as in the prior NOPAs. At the time of the distribution in 2012, it was characterized as a dividend to the extent of earnings and profits, with the remainder as a tax free return of basis and taxable capital gain. As the IRS proposes to recharacterize the distribution, the entire distribution would be characterized as a dividend. The incremental tax liability associated with the income adjustment proposed in the RAR would be approximately $89,000, excluding interest and the previously referenced penalties. On January 22, 2018, the Company filed a protest to the proposed deficiency with the IRS, which will cause the matter to be referred to the Appeals Division of the IRS. The Company strongly believes the position of the IRS with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that the Company’s previously reported income tax provision for the year in question is appropriate. However, there can be no assurance that this matter will be resolved in the Company’s favor. Regardless of whether the matter is resolved in the Company’s favor, the final resolution of this matter could be expensive and time consuming to defend and/or settle. While the Company believes that the amount of tax originally paid with respect to this distribution is correct, and accordingly has not provided additional reserve for tax uncertainty, there is still a possibility that an adverse outcome of the matter could have a material effect on its results of operations and financial condition.

F27 SONOCO 2017 ANNUAL REPORT    |    FORM 10-K

In January 2018, the FASB released guidance on accounting for the global intangible low-taxed income (“GILTI”) provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that, subject to an accounting policy election, it will be acceptable to either recognize deferred taxes for temporary differences expected to reverse as GILTI or treat the effects of such a reversal as a current tax item if and when incurred. Currently, the Company has not elected a method and will only do so after its completion of the analysis of the GILTI provisions, as provided for in SAB 118.

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

Fox River settlement

In January 2017, U.S. Paper Mills Corp. (U.S. Mills), a wholly owned subsidiary of the Company, obtained Court approval of a final settlement of cost recovery claims made by Appvion, Inc. for $3,334. The settlement was paid during the first quarter of 2017, and related legal and professional fees totaling $369 were paid during the course of 2017. All payments were made against previously established reserves and no additional expense was required to be recognized in 2017. As a result of this settlement becoming final, the Company and U.S. Mills have resolved all pending or threatened legal proceedings related to the Fox River matter, as well as any such proceedings known to be contemplated by governmental authorities.

Spartanburg

In connection with its acquisition of Tegrant in November 2011, the Company identified potential environmental contamination at a site in Spartanburg, South Carolina. The total remediation cost of the Spartanburg site was estimated to be $17,400 at the time of the acquisition and an accrual in this amount was recorded on Tegrant’s opening balance sheet. Since the acquisition, the Company has spent a total of $913 on remediation of the Spartanburg site. During previous years, the Company has increased its reserves for this site by a total of $17 in order to reflect its best estimate of what it is likely to pay in order to complete the remediation. At December 31, 2017 and 2016, the Company’s accrual for environmental contingencies related to the Spartanburg site totaled $16,504 and $16,821, respectively. The Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts accrued with respect to this exposure. However, the Company does not believe that the resolution of this matter has a reasonable possibility of having a material adverse effect on the Company’s financial statements.

Other environmental matters

The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The poten-

tial remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time. However, the Company does not believe that the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company’s financial statements.

Summary

As of December 31, 2017 and 2016, the Company (and its subsidiaries) had accrued $20,306 and $24,515, respectively, related to environmental contingencies. These accruals are included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets.

Other legal and regulatory matters

As described more fully in Note 13 to these Consolidated Financial Statements, the Company has received a final Revenue Agent’s Report (“RAR”) from the IRS proposing an adjustment to income for the 2013 tax year. The incremental tax liability associated with the proposed adjustment would be approximately $89,000, excluding interest and penalties. On January 22, 2018, the Company filed a protest to the proposed deficiency with the IRS, which will cause the matter to be referred to the Appeals Division of the IRS. The Company strongly believes the position of the IRS with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that the Company’s previously reported income tax provision for the year in question is appropriate. However, there can be no assurance that this matter will be resolved in the Company’s favor. Regardless of whether the matter is resolved in the Company’s favor, the final resolution of this matter could be expensive and time consuming to defend and/or settle. While the Company believes that the amount of tax originally paid with respect to this distribution is correct, and accordingly has not provided additional reserve for tax uncertainty, there is still a possibility that an adverse outcome of the matter could have a material effect on its results of operations and financial condition.

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

Commitments

As of December 31, 2017, the Company had long-term obligations to purchase electricity and steam, which it uses in its production processes, as well as long-term purchase commitments for certain raw materials, principally old corrugated containers. These purchase commitments require the Company to make total payments of approximately $289,300, as follows: $118,400 in 2018; $71,900 in 2019; $58,800 in 2020, $37,300 in 2021 and a total of $2,900 from 2022 through 2026.

15. Shareholders’ equity and earnings per share

Stock repurchases

The Company occasionally repurchases shares of its common stock to satisfy employee tax withholding obligations in association with the exercise of stock appreciation rights and performance-based stock awards. These repurchases, which are not part of a publicly announced plan or program, totaled 119,349 shares during 2017, 148,129 shares during 2016, and 172,884 shares during 2015, at a cost of $6,335, $6,739 and $7,868, respectively.

SONOCO 2017 ANNUAL REPORT    |    FORM 10-K F28

On February 10, 2016, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. During 2016, a total of 2,030,389 shares were repurchased under this authorization at a cost of $100,000. No shares were repurchased during 2017. Accordingly, at December 31, 2017, a total of 2,969,611 shares remain available for repurchase under this authorization.

No shares were repurchased during 2015.

Earnings per share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	2017	2016	2015
Numerator:
Net income attributable to Sonoco	$175,345	$286,434	$250,136
Denominator:
Weighted average common shares outstanding	100,237	101,093	101,482
Dilutive effect of stock-based compensation	615	689	910
Diluted outstanding shares	100,852	101,782	102,392
Per common share:
Net income attributable to Sonoco:
Basic	$1.75	$2.83	$2.46
Diluted	$1.74	$2.81	$2.44

No adjustments were made to reported net income in the computation of earnings per share.

The Company paid dividends totaling $1.54, $1.46, and $1.37 per share in 2017, 2016 and 2015, respectively.

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

The average number of shares that were not dilutive and therefore not included in the computation of diluted income per share was as follows for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Anti-dilutive stock appreciation rights	487	357	902

These stock appreciation rights may become dilutive in future periods if the market price of the Company’s common stock appreciates.

Noncontrolling interests

During the third quarter of 2017, the Company recorded a $1,341 noncontrolling interest related to the creation of a joint venture for the manufacture of tubes and cores from a facility in Saudi Arabia. The Company owns a 51% share in the joint venture and the assets have been consolidated.

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

Restructuring charges, asset impairment charges, gains from the disposition of businesses, insurance settlement gains, acquisition-related costs, pension settlement charges, interest expense and interest income are included in income before income taxes under “Corporate.”

F29 SONOCO 2017 ANNUAL REPORT    |    FORM 10-K

The following table sets forth financial information about each of the Company’s business segments:

	Years ended December 31
	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Corporate	Consolidated
Total Revenue
2017	$2,129,022	$511,099	$2,007,321	$540,665	$—	$5,188,107
2016	2,048,621	522,955	1,793,512	527,450	—	4,892,538
2015	2,126,916	608,064	1,835,896	508,182	—	5,079,058
Intersegment Sales[1]
2017	$5,557	$2,863	$141,141	$1,896	$—	$151,457
2016	5,509	2,542	100,059	1,551	—	109,661
2015	4,357	1,953	106,110	2,269	—	114,689
Sales to Unaffiliated Customers
2017	$2,123,465	$508,236	$1,866,180	$538,769	$—	$5,036,650
2016	2,043,112	520,413	1,693,453	525,899	—	4,782,877
2015	2,122,559	606,111	1,729,786	505,913	—	4,964,369
Income Before Income Taxes[2]
2017	$250,899	$2,502	$154,468	$42,121	$(135,436)	$314,554
2016	240,925	14,797	129,678	51,526	4,351	441,277
2015	231,590	10,904	124,057	46,013	(84,618)	327,946
Identifiable Assets[3]
2017	$1,890,516	$480,892	$1,346,391	$552,425	$287,497	$4,557,721
2016	1,447,886	446,906	1,164,365	573,949	290,097	3,923,203
2015	1,507,621	491,268	1,199,280	561,592	253,924	4,013,685
Depreciation, Depletion and Amortization[4]
2017	$98,882	$17,090	$74,850	$26,803	$—	$217,625
2016	88,875	16,716	74,742	24,849	—	205,182
2015	96,220	16,623	76,744	23,574	—	213,161
Capital Expenditures
2017	$63,617	$23,908	$61,443	$19,031	$20,914	$188,913
2016	86,369	11,542	60,601	12,860	15,369	186,741
2015	75,986	10,906	74,008	15,724	15,671	192,295
[1]	Intersegment sales are recorded at a market-related transfer price.
[2]	Included in Corporate are restructuring, asset impairment charges, gains from the sale of a business, environmental settlement gains, property insurance settlement gains, and other non-operational income and expenses associated with the following segments:

	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Corporate	Total
2017	$9,990	$2,082	$24,281	$3,071	$43,267	$82,691
2016	(80,500)	7,883	27,567	1,018	(11,876)	(55,908)
2015	15,097	1,812	(490)	(1,469)	15,070	30,020

The remaining amounts reported as Corporate consist of interest expense, interest income, acquisition related charges, pension settlement charges, and other non-operational income and expenses not associated with a particular segment.

[3]	Identifiable assets are those assets used by each segment in its operations. Corporate assets consist primarily of cash and cash equivalents, investments in affiliates, headquarters facilities, deferred income taxes and prepaid expenses.
[4]	Depreciation, depletion and amortization incurred at Corporate are allocated to the reportable segments.

Geographic regions

Sales to unaffiliated customers and long-lived assets by geographic region are as follows:

	2017	2016	2015
Sales to Unaffiliated Customers
United States	$3,263,975	$3,112,016	$3,206,513
Europe	981,178	951,783	971,302
Canada	245,992	268,556	262,038
All other	545,505	450,522	524,516
Total	$5,036,650	$4,782,877	$4,964,369

	2017	2016	2015
Long-lived Assets
United States	$1,962,196	$1,671,168	$1,719,746
Europe	659,615	599,698	627,126
Canada	120,062	111,452	157,208
All other	108,395	101,828	104,563
Total	$2,850,268	$2,484,146	$2,608,643

Sales are attributed to countries/regions based upon the plant location from which products are shipped. Long-lived assets are comprised of property, plant and equipment, goodwill, intangible assets and investment in affiliates (see Notes 6 and 7).

SONOCO 2017 ANNUAL REPORT    |    FORM 10-K F30

17. Accumulated other comprehensive loss

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable, for the years ended December 31, 2017 and 2016:

	Foreign Currency Items	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(253,137)	$(444,244)	$(5,152)	$(702,533)
Other comprehensive income/(loss) before reclassifications	(33,361)	(35,841)	1,673	(67,529)
Amounts reclassified from accumulated other comprehensive loss to net income	—	26,264	5,359	31,623
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	59	59
Other comprehensive income/(loss)	(33,361)	(9,577)	7,091	(35,847)
Balance at December 31, 2016	$(286,498)	$(453,821)	$1,939	$(738,380)
Other comprehensive income/(loss) before reclassifications	88,003	9,840	2,266	100,109
Amounts reclassified from accumulated other comprehensive loss to net income	—	49,849	(4,675)	45,174
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	64	64
Other comprehensive income/(loss)	88,003	59,689	(2,345)	145,347
Amounts reclassified from accumulated other comprehensive loss to retained earnings	—	(73,004)	(235)	(73,239)
Balance at December 31, 2017	$(198,495)	$(467,136)	$(641)	$(666,272)

“Other comprehensive income/(loss) before reclassifications” during 2017, includes $5,071 of “Defined Benefit Pension Items” related to the release of a portion of the valuation allowance on deferred tax assets related to the pension plan of a foreign subsidiary.

The following table summarizes the amounts reclassified from accumulated other comprehensive loss and the affected line items in the consolidated statements of net income for the years ended December 31, 2017 and 2016:

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016	Affected Line Item in the Consolidated Statements of Net Income
Gains and losses on cash flow hedges
Foreign exchange contracts	$11,738	$(8,769)	Net Sales
Foreign exchange contracts	(6,764)	3,981	Cost of sales
Commodity contracts	1,667	(3,583)	Cost of sales
	6,641	(8,371)	Income before income taxes
	(1,966)	3,012	Provision for income taxes
	$4,675	$(5,359)	Net income
Defined benefit pension items
Effect of settlement	$(32,761)	$—	Selling, general, and administrative expenses
Amortization of defined benefit pension items	(29,146)	(28,990)	Cost of sales
Amortization of defined benefit pension items	(9,715)	(9,663)	Selling, general, and administrative expenses
	(71,622)	(38,653)	Income before income taxes
	21,773	12,389	Provision for income taxes
	(49,849)	(26,264)	Net income
Total reclassifications for the period	$(45,174)	$(31,623)	Net income

F31 SONOCO 2017 ANNUAL REPORT    |    FORM 10-K

The following table summarizes the tax (expense) benefit amounts for the other comprehensive loss components for the years ended December 31, 2017 and 2016:

	For the year ended December 31, 2017			For the year ended December 31, 2016
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items	$88,003	$—	$88,003	$(33,361)	$—	$(33,361)
Defined benefit pension items:
Other comprehensive income/(loss) before reclassifications	13,118	(3,278)	9,840	(56,383)	20,542	(35,841)
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	71,622	(21,773)	49,849	38,653	(12,389)	26,264
Net other comprehensive income/(loss) from defined benefit pension items	84,740	(25,051)	59,689	(17,730)	8,153	(9,577)
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	3,355	(1,089)	2,266	2,613	(940)	1,673
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	(6,641)	1,966	(4,675)	8,371	(3,012)	5,359
Amounts reclassified from accumulated other comprehensive income/(loss) to fixed assets	64	—	64	59	—	59
Net other comprehensive income/(loss) from cash flow hedges	(3,222)	877	(2,345)	11,043	(3,952)	7,091
Other comprehensive income/(loss)	$169,521	$(24,174)	$145,347	$(40,048)	$4,201	$(35,847)

The change in defined benefit plans includes pretax changes of $(836) and $(767) during the years ended December 31, 2017 and 2016, related to one of the Company’s equity method investments.

18. Selected quarterly financial data

The following table sets forth selected quarterly financial data of the Company:

(unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter*
2017
Net sales	$1,172,324	$1,240,674	$1,324,634	$1,299,018
Gross profit	220,222	235,875	250,873	242,420
Restructuring/Asset impairment charges	4,111	7,897	511	25,900
Net income attributable to Sonoco	53,733	43,125	72,812	5,675
Per common share:
Net income attributable to Sonoco:
- basic	$0.54	$0.43	$0.73	$0.06
- diluted	0.53	0.43	0.72	0.06
Cash dividends
- common	0.37	0.39	0.39	0.39
Market price
- high	55.58	54.00	53.77	55.77
- low	51.87	49.66	47.10	50.39
2016
Net sales	$1,226,276	$1,205,680	$1,208,724	$1,142,197
Gross profit	245,253	242,013	235,373	214,787
Restructuring/Asset impairment charges	9,228	23,278	8,947	1,430
Net income attributable to Sonoco	59,914	56,252	65,395	104,873
Per common share:
Net income attributable to Sonoco:
- basic	$0.59	$0.56	$0.65	$1.04
- diluted	0.59	0.55	0.64	1.04
Cash dividends
- common	0.35	0.37	0.37	0.37
Market price
- high	49.08	50.13	53.57	55.47
- low	36.56	45.02	49.10	49.50
*	Net income attributable to Sonoco in the fourth quarter of 2017 includes an additional tax provision of $51,265 resulting from new U.S. tax reform legislation, and the fourth quarter of 2016 includes a net after-tax gain of $49,341 from the sale of the Company’s rigid plastic blow molding operations.

SONOCO 2017 ANNUAL REPORT    |    FORM 10-K F32

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A. Controls and procedures

Disclosure controls and procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information disclosed in the reports that we file or submit is recorded, processed, summarized and reported within the relevant time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K, were effective.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, the end of the period covered by this report based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017. In conducting management’s evaluation as described above, Packaging Holdings, Inc. and subsidiaries (“Packaging Holdings”), acquired March 14, 2017, and Clear Lam Packaging, Inc. (“Clear Lam”), acquired July 24, 2017, were excluded. The operations of Packaging Holdings and Clear Lam, which are included in the Company’s 2017 consolidated financial statements, constituted approximately 4.3% of the Company’s consolidated revenues and approximately 4.1% of total assets as of December 31, 2017.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2017 as stated in their report, which appears at the beginning of Item 8 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2017, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls

The Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. Internal control over financial reporting, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives will be met. Because of the inherent limitations in internal control over financial reporting, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected timely.

Item 9B. Other information

Not applicable.

36    SONOCO 2017 ANNUAL REPORT    |    FORM 10-K

PART III

Item 10. Directors, executive officers and corporate governance

The information set forth in the Company’s definitive Proxy Statement for the annual meeting of shareholders to be held on April 18, 2018 (the Proxy Statement), under the captions “Proposal 1: Election of Directors,” “Information Concerning Directors Whose Terms Continue,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference. Information about executive officers of the Company is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

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

Audit Committee Members – The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The audit committee is comprised of the following members: Thomas E. Whiddon, Chairman; Sundaram Nagajaran; Philippe Guillemot; Marc D. Oken; Blythe J. McGarvie, and Richard G. Kyle.

Audit Committee Financial Expert – The Company’s Board of Directors has determined that the Company has at least two “audit committee financial experts,” as that term is defined by Item 407(d)(5) of Regulation S-K promulgated by the Securities and Exchange Commission, serving on its audit committee. Thomas E. Whiddon and Marc D. Oken meet the terms of the definition and are independent based on the criteria in the New York Stock Exchange Listing Standards. Pursuant to the terms of Item 407(d)(5) of Regulation S-K, a person who is determined to be an “audit committee financial expert” will not be deemed an expert for any purpose as a result of being designated or identi-

fied as an “audit committee financial expert” pursuant to Item 407, and such designation or identification does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and Board of Directors in the absence of such designation or identification. Further, the designation or identification of a person as an “audit committee financial expert” pursuant to Item 407 does not affect the duties, obligations or liability of any other member of the audit committee or Board of Directors.

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

Equity compensation plan information

The following table sets forth aggregated information about all of the Company’s compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance as of December 31, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[1] (c)
Equity compensation plans approved by security holders	3,739,540	$44.53	6,731,137
Equity compensation plans not approved by security holders	—	—	—
Total	3,739,540	$44.53	6,731,137
[1]	The Sonoco Products Company 2014 Long-term Incentive Plan was adopted at the Company’s 2014 Annual Meeting of Shareholders. The maximum number of shares of common stock that may be issued under this plan was set at 10,381,533 shares, which included all shares remaining under the 2012 Plan and an additional 4,500,000 shares authorized under the 2014 Plan. Awards granted under all previous plans which are forfeited, expire or are cancelled without delivery of shares, or which result in forfeiture of shares back to the Company, will be added to the total shares available under the 2014 Plan. At December 31, 2017, a total of 6,731,137 shares remain available for future grant under the 2014 Plan.

SONOCO 2017 ANNUAL REPORT    |    FORM 10-K    37

The weighted-average exercise price of $44.53 relates to stock appreciation rights, which account for 2,128,012 of the 3,739,540 securities issuable upon exercise. The remaining 1,611,528 securities relate to deferred compensation stock units, performance-contingent restricted stock units and restricted stock unit awards that have no exercise price requirement.

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

38    SONOCO 2017 ANNUAL REPORT    |    FORM 10-K

PART IV

Item 15. Exhibits and financial statement schedules

(a)	1	Financial Statements – The following financial statements are provided under Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K:

		– Report of Independent Registered Public Accounting Firm

		– Consolidated Balance Sheets as of December 31, 2017 and 2016

		– Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015

		– Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015

		– Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015

		– Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

		– Notes to Consolidated Financial Statements

	2	Financial Statement Schedules

		Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2017, 2016 and 2015.

Column A	Column B	Column C—Additions			Column D		Column E
Description	Balance at Beginning of Year	Charged to Costs and Expenses		Charged to Other	Deductions		Balance at End of Year
2017
Allowance for Doubtful Accounts	$10,884	$1,439		$243 [1]	$2,653	[2]	$9,913
LIFO Reserve	17,319	313	[3]	—	—		17,632
Valuation Allowance on Deferred Tax Assets	49,797	6,967		(2,365)[4]	7,200	[5]	47,199
2016
Allowance for Doubtful Accounts	$11,069	$1,566		$(86)[1]	$1,665	[2]	$10,884
LIFO Reserve	18,894	(1,575)[3]		—	—		17,319
Valuation Allowance on Deferred Tax Assets	49,464	3,273		(306)[4]	2,634	[5]	49,797
2015
Allowance for Doubtful Accounts	$8,547	$2,501		$467 [1]	$446	[2]	$11,069
LIFO Reserve	17,908	986	[3]	—	—		18,894
Valuation Allowance on Deferred Tax Assets	63,231	2,248		(5,686)[4]	10,329	[5]	49,464

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

3	The exhibits listed on the Exhibit Index to this Form 10-K have been incorporated herein by reference.

Item 16. Form 10-K summary

The Company has chosen not to provide a Form 10-K summary.

Exhibit Index

3	Exhibit Index

3-1	Restated Articles of Incorporation, as amended through June 7, 2017

3-2	By-Laws, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended April 3, 2016)

4-1	Indenture, dated as of June 15, 1991, between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))

4-2	Form of Second Supplemental Indenture, dated as of November 1, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee (including form of 5.75% Notes due 2040)(incorporated by reference to Registrant’s Form 8-K filed October 28, 2010)

SONOCO 2017 ANNUAL REPORT    |    FORM 10-K    39

4-3	Form of Third Supplemental Indenture (including form of 4.375% Notes due 2021), between Sonoco Products Company and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Registrant’s Form 8-K filed October 27, 2011)

4-4	Form of Fourth Supplemental Indenture (including form of 5.75% Notes due 2040), between Sonoco Products Company and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Registrant’s Form 8-K filed October 27, 2011)

10-1	1991 Sonoco Products Company Key Employee Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10-2	Sonoco Products Company 1996 Non-employee Directors’ Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10-3	Sonoco Retirement and Savings Plan (formerly the Sonoco Savings Plan), as amended (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2012).

10-4	Sonoco Products Company 2008 Long-term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2008)

10-5	Sonoco Products Company 2012 Long-term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 18, 2012)

10-6	Sonoco Products Company 2014 Long-term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2014)

10-7	Deferred Compensation Plan for Key Employees of Sonoco Products Company (a.k.a. Deferred Compensation Plan for Corporate Officers of Sonoco Products Company), as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-8	Deferred Compensation Plan for Outside Directors of Sonoco Products Company, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-9	Sonoco Products Company Amended and Restated Trust Agreement for Executives, as of October 15, 2008 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-10	Sonoco Products Company Amended and Restated Directors Deferral Trust Agreement, as of October 15, 2008 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-11	Omnibus Benefit Restoration Plan of Sonoco Products Company, amended and restated as of January 1, 2015 (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2014, filed on March 2, 2015)

10-12	Performance-based Annual Incentive Plan for Executive Officers (incorporated by reference to the Registrant’s Proxy Statement for the April 19, 2000, Annual Meeting of Shareholders)

10-13	Form of Executive Bonus Life Agreement between the Company and certain executive officers (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 26, 2004)

10-14	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 8, 2011 (incorporated by reference to Registrant’s Form 8-K filed February 14, 2011)

10-15	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 7, 2012 (incorporated by reference to Registrant’s Form 8-K filed February 13, 2012)

10-16	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 12, 2013 (incorporated by reference to Registrant’s Form 8-K filed February 19, 2013)

10-17	Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 12, 2014 (incorporated by reference to Registrant’s Form 8-K filed February 18, 2014)

10-18	Description of Stock Appreciation Rights, Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 11, 2015 (incorporated by reference to Registrant’s Form 8-K filed February 17, 2015)

10-19	Description of Stock Appreciation Rights, Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 10, 2016 (incorporated by reference to Registrant’s Form 8-K filed February 16, 2016)

10-20	Description of Stock Appreciation Rights, Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 8, 2017 (incorporated by reference to Registrant’s Form 8-K filed February 14, 2017)

10-21	Description of Stock Appreciation Rights, Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 14, 2018 (incorporated by reference to Registrant’s Form 8-K filed February 20, 2018)

40    SONOCO 2017 ANNUAL REPORT    |    FORM 10-K

10-22	Unsecured Five-Year Fixed Rate Assignable Loan Agreement, dated May 25, 2016 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended July 3, 2016)

10-23	Three-year Term Loan Agreement dated March 13, 2017 between the Registrant and Bank of America, N.A. (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended April 2, 2017)

10-24	Credit Facility, effective July 20, 2017 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended July 2, 2017)

12	Statements regarding Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm with respect to Registrant’s Form 10-K

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

99	Proxy Statement, filed in conjunction with annual shareholders’ meeting scheduled for April 18, 2018 (to be filed within 120 days after December 31, 2017)

101	The following materials from Sonoco Products Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2017 and 2016, (ii) Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Changes in Total Equity for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and (vi) Notes to the Consolidated Financial Statements.

SONOCO 2017 ANNUAL REPORT    |    FORM 10-K    41

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of February 2018.

SONOCO PRODUCTS COMPANY

/s/ M.J. Sanders
M.J. Sanders
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 28th day of February 2018.

/s/ Barry L. Saunders
Barry L. Saunders
Senior Vice President and Chief Financial Officer
(principal financial officer)

/s/ James W. Kirkland
James W. Kirkland
Corporate Controller
(principal accounting officer)

/s/ H.E. DeLoach, Jr.	Director (Executive Chairman)
H.E. DeLoach, Jr.

/s/ M.J. Sanders	President, Chief Executive Officer and Director
M.J. Sanders

/s/ H.A. Cockrell	Director
H.A. Cockrell

/s/ P.L. Davies	Director
P.L. Davies

/s/ P. Guillemot	Director
P. Guillemot

/s/ J.R. Haley	Director
J.R. Haley

/s/ R.G. Kyle	Director
R.G. Kyle

/s/ B.J. McGarvie	Director
B.J. McGarvie

/s/ J.M. Micali	Director
J.M. Micali

/s/ S. Nagarajan	Director
S. Nagarajan

/s/ M.D. Oken	Director
M.D. Oken

/s/ T.E. Whiddon	Director
T.E. Whiddon

42    SONOCO 2017 ANNUAL REPORT    |    FORM 10-K