Form 10-Q
period 2018-04-01
SONOCO PRODUCTS CO
filed 2018-05-02
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at April 20, 2018:
Common stock, no par value: 99,563,083

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	April 1, 2018	December 31, 2017*
Assets
Current Assets
Cash and cash equivalents	$305,250	$254,912
Trade accounts receivable, net of allowances	756,102	725,251
Other receivables	91,319	64,561
Inventories:
Finished and in process	155,417	196,204
Materials and supplies	305,310	277,859
Prepaid expenses	50,638	44,849
	1,664,036	1,563,636
Property, Plant and Equipment, Net	1,164,968	1,169,377
Goodwill	1,252,877	1,241,875
Other Intangible Assets, Net	321,768	331,295
Deferred Income Taxes	51,820	62,053
Other Assets	197,600	189,485
Total Assets	$4,653,069	$4,557,721
Liabilities and Equity
Current Liabilities
Payable to suppliers	$555,246	$548,309
Accrued expenses and other	278,380	283,355
Notes payable and current portion of long-term debt	175,530	159,327
Accrued taxes	26,218	8,979
	1,035,374	999,970
Long-term Debt, Net of Current Portion	1,289,045	1,288,002
Pension and Other Postretirement Benefits	349,819	355,187
Deferred Income Taxes	72,303	74,073
Other Liabilities	110,072	110,429
Commitments and Contingencies
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 99,563 and 99,414 shares issued and outstanding at April 1, 2018 and December 31, 2017, respectively	7,175	7,175
Capital in excess of stated value	329,596	330,157
Accumulated other comprehensive loss	(637,031)	(666,272)
Retained earnings	2,072,423	2,036,006
Total Sonoco Shareholders’ Equity	1,772,163	1,707,066
Noncontrolling Interests	24,293	22,994
Total Equity	1,796,456	1,730,060
Total Liabilities and Equity	$4,653,069	$4,557,721

*
The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended
	April 1, 2018	April 2, 2017
Net sales	$1,304,187	$1,172,324
Cost of sales	1,053,585	949,345
Gross profit	250,602	222,979
Selling, general and administrative expenses	137,441	125,209
Restructuring/Asset impairment charges	3,063	4,111
Operating profit	110,098	93,659
Non-operating pension (income)/cost	(291)	3,686
Interest expense	14,795	13,085
Interest income	1,440	1,027
Income before income taxes	97,034	77,915
Provision for income taxes	23,356	25,539
Income before equity in earnings of affiliates	73,678	52,376
Equity in earnings of affiliates, net of tax	1,247	1,954
Net income	74,925	54,330
Net income attributable to noncontrolling interests	(870)	(597)
Net income attributable to Sonoco	$74,055	$53,733
Weighted average common shares outstanding:
Basic	100,396	100,112
Diluted	100,896	100,980
Per common share:
Net income attributable to Sonoco:
Basic	$0.74	$0.54
Diluted	$0.73	$0.53
Cash dividends	$0.39	$0.37
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended
	April 1, 2018	April 2, 2017
Net income	$74,925	$54,330
Other comprehensive income/(loss):
Foreign currency translation adjustments	22,983	30,836
Changes in defined benefit plans, net of tax	5,817	11,299
Changes in derivative financial instruments, net of tax	1,047	(2,949)
Other comprehensive income	29,847	39,186
Comprehensive income	104,772	93,516
Net income attributable to noncontrolling interests	(870)	(597)
Other comprehensive (income) attributable to noncontrolling interests	(430)	(680)
Comprehensive income attributable to Sonoco	$103,472	$92,239
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended
	April 1, 2018	April 2, 2017
Cash Flows from Operating Activities:
Net income	$74,925	$54,330
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	162	337
Depreciation, depletion and amortization	58,068	49,008
Share-based compensation expense	3,048	3,026
Equity in earnings of affiliates	(1,247)	(1,954)
Cash dividends from affiliated companies	900	1,950
Net gain on disposition of assets	(227)	(46)
Pension and postretirement plan expense	8,492	12,353
Pension and postretirement plan contributions	(18,724)	(43,557)
Net increase/(decrease) in deferred taxes	(1,669)	463
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Trade accounts receivable	(19,346)	(10,002)
Inventories	(17,814)	(9,752)
Payable to suppliers	10,267	14,684
Prepaid expenses	(4,202)	(1,224)
Accrued expenses	(229)	(11,550)
Income taxes payable and other income tax items	17,183	10,283
Other assets and liabilities	10,178	(951)
Net cash provided by operating activities	119,765	67,398
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(41,360)	(50,455)
Cost of acquisitions, net of cash acquired	—	(221,417)
Proceeds from the sale of assets	5,352	1,481
Investment in affiliates and other, net	148	133
Net cash used in investing activities	(35,860)	(270,258)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	21,488	170,297
Principal repayment of debt	(19,662)	(17,637)
Net change in commercial paper	10,000	41,000
Net (decrease)/increase in outstanding checks	(5,506)	2,742
Cash dividends	(38,829)	(36,840)
Shares acquired	(4,088)	(5,539)
Net cash provided by/(used in) financing activities	(36,597)	154,023
Effects of Exchange Rate Changes on Cash	3,030	4,401
Net Increase/(Decrease) in Cash and Cash Equivalents	50,338	(44,436)
Cash and cash equivalents at beginning of period	254,912	257,226
Cash and cash equivalents at end of period	$305,250	$212,790
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 1: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three months ended April 1, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
With respect to the unaudited condensed consolidated financial information of the Company for the three-month periods ended April 1, 2018 and April 2, 2017 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 2, 2018 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Note 2: New Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities," which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The update to the standard is effective for periods beginning after December 15, 2018, with early adoption permitted in any interim period after issuance of this update. The Company implemented this ASU effective January 1, 2018, and recorded a cumulative adjustment to retained earnings of $176 as of that date in order to remove previously recognized ineffectiveness losses on contracts outstanding as of the date of adoption.
In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires an employer to report service cost in the same line item as other compensation costs arising from employees during the period. The other components of net benefit cost as defined are required to be presented separately from the service cost component and outside a subtotal of income from operations, if one is presented, or disclosed. This update also allows only the service cost component to be eligible for capitalization when applicable and is effective for periods beginning after December 15, 2017. The amendments are to be applied retrospectively for the presentation of the components of net benefit cost in the income statement and prospectively for the capitalization of the service cost component. The Company implemented this ASU effective January 1, 2018, modifying its income statement presentation of the components of net benefit cost accordingly, including the retrospective application to previously reported results. As a result of the retrospective application, the amounts previously reported in "Cost of sales" and "Selling, general and administrative expenses" for the three months ended April 2, 2017, were reduced by $2,757 and $929, respectively, and "Operating profit" increased by $3,686, in order to conform to the current presentation. No change was required to the Company's historical policy regarding the capitalization of such costs.
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” eliminating the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under ASU 2017-04, goodwill impairment testing is performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted, and should be applied on a prospective

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

basis. The Company elected early adoption of the standard effective January 1, 2018. Any future goodwill impairment, should it occur, will be determined in accordance with this ASU.
In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory," which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset upon transfer other than inventory, eliminating the current recognition exception. Prior to this ASU, GAAP prohibited the recognition of current and deferred income taxes for intra-entity asset transfers until the asset was sold to an outside party. The recognition prohibition was an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. This guidance became effective for the Company on January 1, 2018, and did not have a material effect on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments," providing clarification on eight cash flow classification issues, including 1) debt prepayment or debt extinguishment costs, 2) settlement of relatively insignificant debt instruments, 3) contingent consideration payments, 4) insurance claim settlements, 5) life insurance settlements, 6) distributions received from equity method investees, 7) beneficial interests in securitization transactions, and 8) separately identifiable cash flows. This guidance, which applies to both interim and annual periods, became effective for the Company on January 1, 2018. Adoption of this ASU did not have a material effect on the Company's consolidated financial statements in the periods ended April 1, 2018 and April 2, 2017, as the Company either did not realize any cash flows from these types of activities, such amounts were immaterial, or the prescribed guidance did not differ from its current practice.
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
In February 2016, the FASB issued ASU 2016-02, "Leases" which changes accounting for leases and requires lessees to recognize the assets and liabilities arising from all leases, including those classified as operating leases under previous accounting guidance on the balance sheet and requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. The accounting for lessors does not fundamentally change except for changes to conform and align guidance to the lessee guidance. The guidance is effective for reporting periods beginning after December 15, 2018, including interim periods within those fiscal years and requires retrospective application. The Company is still assessing the impact of ASU 2016-02 on its consolidated financial statements, but expects the adoption of this ASU to have a material impact on its consolidated balance sheet for the initial recognition of the right-of-use asset and lease liability associated with operating leases that are not currently recognized on the balance sheet under present U.S. GAAP.
In May 2014, the FASB issued ASU 2014-09, "Revenue From Contracts With Customers," which changes the definitions/criteria used to determine when revenue should be recognized from being based on risks and rewards to being based on control. Among other changes, ASU 2014-09 changes the manner in which variable consideration is recognized, requires recognition of the time value of money when payment terms exceed one year, provides clarification on accounting for contract costs, and expands disclosure requirements. The Company adopted ASU 2014-09 in the first quarter of 2018 following the modified retrospective transition method and, as such, recorded a cumulative adjustment of $1,721 to beginning retained earnings for the period. The most significant impacts to the Company's financial statements from the adoption of this ASU are the acceleration of revenue recognition compared to prior standards for arrangements under which the Company is producing customer-specific products without alternative use and would be entitled to payment for work completed, including a reasonable margin, and the recognition of material customer contract rights for certain agreed-upon future price concessions.
During the three-month period ended April 1, 2018, there have been no other newly issued nor newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements. Further, at April 1, 2018, there were no other pronouncements pending adoption that are expected to have a material impact on the Company’s consolidated financial statements.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 3: Changes in Accounting Policy
Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.
The Company adopted Topic 606, "Revenue from Contracts with Customers," effective January 1, 2018. As a result, the Company has changed its accounting policy for revenue recognition as detailed in Note 14.
The Company applied Topic 606 using the cumulative effect method by recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of equity at January 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605. The details of the significant changes and quantitative impact of the changes are set out below.

	December 31, 2017 As Reported	Adjustments	January 1, 2018 Adjusted
Assets
Current Assets
Trade accounts receivable, net of allowances	725,251	3,636	728,887
Other receivables	64,561	41,351	105,912
Inventories:
Finished and in process	196,204	(37,447)	158,757
Total Assets	$4,557,721	$7,540	$4,565,261
Liabilities and Equity
Current Liabilities
Accrued expenses and other	283,355	5,215	288,570
	999,970	5,215	1,005,185
Deferred Income Taxes	74,073	604	74,677
Sonoco Shareholders’ Equity
Retained earnings	2,036,006	1,721	2,037,727
Total Sonoco Shareholders’ Equity	1,707,066	1,721	1,708,787
Total Equity	1,730,060	1,721	1,731,781
Total Liabilities and Equity	$4,557,721	$7,540	$4,565,261

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The following table summarizes the impact of the adoption of Topic 606 on the Company's Condensed Consolidated Balance Sheet as of April 1, 2018:

	April 1, 2018 As Reported	Adjustments	Balances without Adoption of Topic 606
Assets
Current Assets
Trade accounts receivable, net of allowances	756,102	(3,819)	752,283
Other receivables	91,319	(44,489)	46,830
Inventories:
Finished and in process	155,417	40,070	195,487
Total Assets	$4,653,069	$(8,238)	$4,644,831
Liabilities and Equity
Current Liabilities
Accrued expenses and other	278,380	(5,476)	272,904
	1,035,374	(5,476)	1,029,898
Deferred Income Taxes	72,303	(718)	71,585
Sonoco Shareholders' Equity
Retained earnings	2,072,423	(2,044)	2,070,379
Total Sonoco Shareholders’ Equity	1,772,163	(2,044)	1,770,119
Total Equity	1,796,456	(2,044)	1,794,412
Total Liabilities and Equity	$4,653,069	$(8,238)	$4,644,831
The following table summarizes the impact of the adoption of Topic 606 on the Company's Condensed Consolidated Statement of Income for the three months ended April 1, 2018:

	Three Months Ended
	April 1, 2018 As Reported	Adjustments	Balances without Adoption of Topic 606
Net sales	$1,304,187	$(3,060)	$1,301,127
Cost of sales	1,053,585	(2,623)	1,050,962
Gross profit	250,602	(437)	250,165
Operating profit	110,098	(437)	109,661
Income before income taxes	97,034	(437)	96,597
Provision for income taxes	23,356	(114)	23,242
Income before equity in earnings of affiliates	73,678	(323)	73,355
Net income	74,925	(323)	74,602
Net income attributable to Sonoco	$74,055	$(323)	$73,732
The following table summarizes the impact of the adoption of Topic 606 on the Company's Condensed Consolidated Statement of Comprehensive Income for the three months ended April 1, 2018:

	Three Months Ended
	April 1, 2018 As Reported	Adjustments	Balances without Adoption of Topic 606
Net income	$74,925	$(323)	$74,602
Comprehensive income	104,772	(323)	104,449
Comprehensive income attributable to Sonoco	$103,472	$(323)	$103,149

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The following table summarizes the impact of the adoption of Topic 606 on the Company's Condensed Consolidated Statement of Cash Flows for the three months ended April 1, 2018:

	Three Months Ended
	April 1, 2018 As Reported	Adjustments	Balances without Adoption of Topic 606
Cash Flows from Operating Activities:
Net income	$74,925	$(323)	$74,602
Trade accounts receivable	(19,346)	182	(19,164)
Inventories	(17,814)	516	(17,298)
Accrued expenses	(229)	(261)	(490)
Income taxes payable and other income tax items	17,183	(114)	17,069
Net cash provided by operating activities	119,765	—	119,765

Note 4: Acquisitions
On April 12, 2018, subsequent to quarter end, the Company completed the acquisition of Highland Packaging Solutions ("Highland"). Total consideration for this acquisition was $150,000, including cash paid at closing of $142,500 and a contingent purchase liability of $7,500. Final consideration will also be subject to an adjustment for working capital, which is expected to be completed by the end of the third quarter of 2018. The contingent purchase liability is based upon a sales metric which the Company expects to meet and is payable in two installments. The first installment of $5,000 is to be paid one year after the closing date and the second installment of $2,500 is to be paid two years after the closing date. Highland manufactures thermoformed plastic packaging for fresh produce and dairy products from a single production facility in Plant City, Florida, providing total packaging solutions for customers that include sophisticated engineered containers, flexographic printed labels, and inventory management through distribution warehouses in the Southeast and West Coast of the United States. The Company financed the acquisition with proceeds from a new $100,000 term loan, along with proceeds from existing credit facilities. As the acquisition of Highland was completed subsequent to the end of the quarter, the preliminary assessment of the fair values of the assets acquired and liabilities assumed in connection with the acquisition has not been completed. Accordingly, such amounts cannot yet be provided.
During the three-month period ended April 1, 2018, the Company finalized its valuations of the assets and liabilities acquired in conjunction with the 2017 acquisition of Packaging Holdings, Inc. and subsidiaries, including Peninsula Packaging LLC ("Packaging Holdings"), based on information obtained about facts and circumstances that existed as of the acquisition date. As a result, measurement period adjustments were made to the previously disclosed provisional fair values of Packaging Holding's net assets that decreased deferred tax assets by $6,516, increased long-term debt by $664, and increased goodwill by $7,180. The adjustments were primarily related to a reduction in the Company’s valuation of acquired tax loss carryforwards and the fair value of capital lease obligations.
Acquisition-related costs of $545 and $4,325 were incurred during the three months ended April 1, 2018 and April 2, 2017, respectively. Acquisition-related costs consist primarily of legal and professional fees and are included in "Selling, general and administrative expenses" in the Company's Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 5: Shareholders' Equity
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share (dollars and shares in thousands, except per share data):

	Three Months Ended
	April 1, 2018	April 2, 2017
Numerator:
Net income attributable to Sonoco	$74,055	$53,733
Denominator:
Weighted average common shares outstanding:
Basic	100,396	100,112
Dilutive effect of stock-based compensation	500	868
Diluted	100,896	100,980
Net income attributable to Sonoco per common share:
Basic	$0.74	$0.54
Diluted	$0.73	$0.53
Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes the proceeds from the exercise of all dilutive stock appreciation rights (SARs) are used to repurchase the Company’s common stock. Certain SARs are not dilutive because either the exercise price is greater than the average market price of the stock during the reporting period or assumed repurchases from proceeds from the exercise of the SARs were antidilutive. These SARs may become dilutive in the future if the market price of the Company's common stock appreciates.
The average number of SARs that were not dilutive and therefore not included in the computation of diluted earnings per share during the three-month periods ended April 1, 2018 and April 2, 2017 was as follows (in thousands):

	Three Months Ended
	April 1, 2018	April 2, 2017

Anti-dilutive stock appreciation rights	738	356
No adjustments were made to net income attributable to Sonoco in the computations of earnings per share.
Stock Repurchases
On February 10, 2016, the Company’s Board of Directors authorized the repurchase of up to 5,000 shares of the Company's common stock. A total of 2,030 were purchased in 2016. No shares were repurchased under this authorization during 2017 or during the three months ended April 1, 2018. Accordingly, a total of 2,970 shares remain available for repurchase at April 1, 2018.

The Company frequently repurchases shares of its common stock to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 78 shares in the three months ended April 1, 2018 at a cost of $4,088, and 105 shares in the three months ended April 2, 2017 at a cost of $5,539.
Dividend Declarations
On February 14, 2018, the Board of Directors declared a regular quarterly dividend of $0.39 per share. This dividend was paid on March 9, 2018 to all shareholders of record as of February 28, 2018.
On April 18, 2018, the Board of Directors declared a regular quarterly dividend of $0.41 per share. This dividend is payable on June 8, 2018 to all shareholders of record as of May 11, 2018.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 6: Restructuring and Asset Impairment
The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2018 and 2017 are reported as “2018 Actions” and “2017 Actions,” respectively. Actions initiated prior to 2017, all of which were substantially complete at April 1, 2018, are reported as “2016 and Earlier Actions.”
Following are the total restructuring and asset impairment charges/(credits), net of adjustments, and gains on dispositions recognized by the Company during the periods presented:

	Three Months Ended
	April 1, 2018	April 2, 2017
Restructuring/Asset impairment:
2018 Actions	$2,207	$—
2017 Actions	405	2,304
2016 and Earlier Actions	451	1,807
Restructuring/Asset impairment charges	$3,063	$4,111
Income tax benefit	(685)	(1,298)
Less: Costs attributable to noncontrolling interests, net of tax	(5)	(2)
Restructuring/asset impairment charges attributable to Sonoco, net of tax	$2,373	$2,811
Pre-tax restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Condensed Consolidated Statements of Income.
When recognizable in accordance with GAAP, the Company expects to recognize future additional charges totaling approximately $1,800 in connection with previously announced restructuring actions. The Company believes that the majority of these charges will be incurred and paid by the end of 2018. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken.
2018 Actions
During 2018, the Company announced the closure of a flexible packaging plant in North Carolina and a global brand management facility in Canada (both part of the Consumer Packaging segment), a tubes and cores plant in Alabama (part of the Paper and Industrial Converted Products segment), and a protective packaging plant in North Carolina (part of the Protective Solutions segment). In addition, approximately 20 positions were eliminated in the first quarter of 2018 in conjunction with the Company's ongoing organizational effectiveness efforts.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Below is a summary of 2018 Actions and related expenses by segment and by type incurred and estimated to be incurred through completion.

2018 Actions	First Quarter 2018	Estimated Total Cost
Severance and Termination Benefits
Consumer Packaging	$788	$938
Display and Packaging	175	175
Paper and Industrial Converted Products	991	991
Protective Solutions	259	259
Corporate	223	223
Asset Impairment / Disposal of Assets
Consumer Packaging	(14)	(14)
Protective Solutions	(272)	(272)
Other Costs
Consumer Packaging	11	311
Paper and Industrial Converted Products	—	1,000
Protective Solutions	46	46
Total Charges and Adjustments	$2,207	$3,657
The following table sets forth the activity in the 2018 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2018 Actions	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity 2018 Year to Date
Liability at December 31, 2017	$—	$—	$—	$—
2018 charges	2,436	(286)	57	2,207
Cash receipts/(payments)	(259)	2,049	(10)	1,780
Asset write downs/disposals	—	(1,763)	—	(1,763)
Foreign currency translation	(4)	—	—	(4)
Liability at April 1, 2018	$2,173	$—	$47	$2,220
Included in "Asset Impairment/Disposal of Assets" above is a net gain of $272 resulting from the sale of a building and land relating to the closure of a protective packaging plant in North Carolina. The Company received proceeds of $2,019 from the sale and wrote off assets of $1,747.
The Company expects to pay the majority of the remaining 2018 Actions restructuring costs by the end of 2018 using cash generated from operations.
2017 Actions
During 2017, the Company announced the closure of an expanded foam protective packaging plant in the United States (part of the Protective Solutions segment) and five tubes and cores plants - three in the United States, one in Belgium, and one in China (all part of the Paper and Industrial Converted Products segment). In addition, approximately 255 positions were eliminated throughout 2017 in conjunction with the Company's ongoing organizational effectiveness efforts.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Below is a summary of 2017 Actions and related expenses by segment and by type incurred and estimated to be incurred through completion.

	Three Months Ended		Total Incurred to Date	Estimated Total Cost
2017 Actions	April 1, 2018	April 2, 2017
Severance and Termination Benefits
Consumer Packaging	$372	$967	$4,563	$4,763
Display and Packaging	(8)	106	733	733
Paper and Industrial Converted Products	4	541	4,022	4,022
Protective Solutions	133	75	1,531	1,531
Corporate	—	456	452	452
Asset Impairment / Disposal of Assets
Consumer Packaging	—	—	351	351
Display and Packaging	166	—	166	166
Paper and Industrial Converted Products	(665)	—	(760)	(760)
Protective Solutions	—	—	871	871
Other Costs
Consumer Packaging	107	159	986	986
Display and Packaging	(348)	—	441	441
Paper and Industrial Converted Products	550	—	1,551	1,551
Protective Solutions	94	—	836	836
Corporate	—	—	(9)	(9)
Total Charges and Adjustments	$405	$2,304	$15,734	$15,934
The following table sets forth the activity in the 2017 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2017 Actions	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity 2018 Year to Date
Liability at December 31, 2017	$3,889	$—	$213	$4,102
2018 charges	501	(499)	403	405
Cash payments	(1,727)	1,023	(501)	(1,205)
Asset write downs/disposals	—	(524)	—	(524)
Foreign currency translation	69	—	11	80
Liability at April 1, 2018	$2,732	$—	$126	$2,858
Included in "Asset Impairment/Disposal of Assets" above is a gain of $774 primarily related to the sale of a building and land from the closure of a tubes and cores plant in Iowa. The Company received proceeds of $1,023 and wrote off assets of $249.
“Other costs” consist primarily of costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance. The Company expects to pay the majority of the remaining 2017 Actions restructuring costs by the end of 2018 using cash generated from operations.
2016 and Earlier Actions
2016 and Earlier Actions are comprised of a number of plant closures and workforce reductions initiated prior to 2017. Charges for these actions in both 2018 and 2017 primarily relate to the cost of plant closures including severance, equipment removal, plant security, property taxes and insurance.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The Company expects to recognize future pretax charges of approximately $100 associated with 2016 and Earlier Actions.
Below is a summary of expenses/(income) incurred by segment for 2016 and Earlier Actions for the three-month periods ended April 1, 2018 and April 2, 2017.

	2018	2017
2016 and Earlier Actions	First Quarter	First Quarter
Consumer Packaging	$465	$(26)
Display and Packaging	1	395
Paper and Industrial Converted Products	(33)	1,353
Protective Solutions	18	78
Corporate	—	7
Total Charges and Adjustments	$451	$1,807
The accrual for 2016 and Earlier Actions totaled $2,189 and $3,044 at April 1, 2018 and December 31, 2017, respectively, and is included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. The majority of the liability associated with 2016 and Earlier Actions relates to unpaid severance and building lease termination costs and is expected to be paid by the end of 2018 using cash generated from operations.

Note 7: Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in the balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the three months ended April 1, 2018 and April 2, 2017:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$(641)	$(467,136)	$(198,495)	$(666,272)
Other comprehensive income/(loss) before reclassifications	1,182	(1,145)	22,553	22,590
Amounts reclassified from accumulated other comprehensive loss to net income	(180)	6,962	—	6,782
Amounts reclassified from accumulated other comprehensive loss to fixed assets	45	—	—	45
Other comprehensive income/(loss)	1,047	5,817	22,553	29,417
Amounts reclassified from retained earnings to accumulated other comprehensive loss	$(176)	$—	$—	(176)
Balance at April 1, 2018	$230	$(461,319)	$(175,942)	$(637,031)

Balance at December 31, 2016	$1,939	$(453,821)	$(286,498)	$(738,380)
Other comprehensive income/(loss) before reclassifications	(2,626)	4,924	30,156	32,454
Amounts reclassified from accumulated other comprehensive loss to net income	(365)	6,375	—	6,010
Amounts reclassified from accumulated other comprehensive loss to fixed assets	42	—	—	42
Other comprehensive income/(loss)	(2,949)	11,299	30,156	38,506
Balance at April 2, 2017	$(1,010)	$(442,522)	$(256,342)	$(699,874)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

"Other comprehensive income/(loss) before reclassifications" during the three months ended April 2, 2017, includes $5,071 of "Defined Benefit Pension Items" related to the release of a portion of the valuation allowance on deferred tax assets related to the pension plan of a foreign subsidiary.

The following table summarizes the effects on net income of significant amounts reclassified from each component of accumulated other comprehensive loss for the three-month periods ended April 1, 2018 and April 2, 2017:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended
Details about Accumulated Other Comprehensive Loss Components	April 1, 2018	April 2, 2017	Affected Line Item in the Condensed Consolidated Statements of Income
Gains and losses on cash flow hedges
Foreign exchange contracts	$810	$1,040	Net sales
Foreign exchange contracts	(527)	(725)	Cost of sales
Commodity contracts	(58)	248	Cost of sales
	225	563	Income before income taxes
	(45)	(198)	Provision for income taxes
	$180	$365	Net income
Defined benefit pension items
Amortization of defined benefit pension items(a)	(9,301)	(10,117)	Non-operating pension (income)/cost
	(9,301)	(10,117)	Income before income taxes
	2,339	3,742	Provision for income taxes
	$(6,962)	$(6,375)	Net income
Total reclassifications for the period	$(6,782)	$(6,010)	Net income

(a)See Note 12 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The following table summarizes the before and after tax amounts for the various components of other comprehensive income/(loss) for the three-month periods ended April 1, 2018 and April 2, 2017:

	Three months ended April 1, 2018			Three months ended April 2, 2017
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items	$22,553	$—	$22,553	$30,156	$—	$30,156
Defined benefit pension items:
Other comprehensive income/(loss) before reclassifications	(1,145)	—	(1,145)	(147)	5,071	4,924
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	9,301	(2,339)	6,962	10,117	(3,742)	6,375
Net other comprehensive income/(loss) from defined benefit pension items	8,156	(2,339)	5,817	9,970	1,329	11,299
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	1,475	(293)	1,182	(4,048)	1,422	(2,626)
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	(225)	45	(180)	(563)	198	(365)
Amounts reclassified from accumulated other comprehensive income/(loss) to fixed assets	45	—	45	42	—	42
Net other comprehensive income/(loss) from cash flow hedges	1,295	(248)	1,047	(4,569)	1,620	(2,949)
Other comprehensive income/(loss)	$32,004	$(2,587)	$29,417	$35,557	$2,949	$38,506

Note 8: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill by segment for the three months ended April 1, 2018 is as follows:

	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Goodwill at December 31, 2017	$572,716	$203,414	$233,778	$231,967	$1,241,875
Foreign currency translation	1,528	—	1,940	354	3,822
Other	7,180	—	—	—	7,180
Goodwill at April 1, 2018	$581,424	$203,414	$235,718	$232,321	$1,252,877
In the first three months of 2018, measurement period adjustments were made to finalize the fair values of the assets acquired and the liabilities assumed in the March 2017 acquisition of Packaging Holdings resulting in an increase in goodwill of $7,180. See Note 4 for additional information.
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
Although no reporting units failed the assessments noted above, in management’s opinion, the reporting units having the greatest risk of a significant future impairment if actual results fall short of expectations are Display and Packaging, and Paper and Industrial Converted Products - Europe. Total goodwill associated with these reporting units

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

was $203,414 and $97,065, respectively, at April 1, 2018. A large portion of projected sales in the Display and Packaging reporting unit is concentrated in several major customers, the loss of any of which could impact the Company's conclusion regarding the likelihood of goodwill impairment for the unit.
There have been no triggering events identified between the most recent annual impairment test and April 1, 2018. On April 20, 2018, the Company was advised by one if its Display and Packaging customers that that its contract would not be renewed upon expiration on December 31, 2018.  Annual sales under this contract have only been approximately $12,000, or 2.4% of total sales for the reporting unit. However, due to the narrow excess of this reporting unit’s estimated fair value over carrying value as of its most recent goodwill impairment test, management believes that as a result of this development it is probable that a goodwill impairment charge may be incurred. The Company is in the process of finalizing its quantitative analysis of the impact, but based on its current assessment of operating performance and assumptions regarding forecasts of the remainder of the Display and Packaging business, management estimates any such impairment charge will be less than $20,000.
Other Intangible Assets
A summary of other intangible assets as of April 1, 2018 and December 31, 2017 is as follows:

	April 1, 2018	December 31, 2017
Other Intangible Assets, gross:
Patents	$21,956	$21,957
Customer lists	499,970	497,634
Trade names	25,161	25,148
Proprietary technology	20,792	20,779
Land use rights	303	298
Other	1,743	1,740
Other Intangible Assets, gross	$569,925	$567,556

Accumulated Amortization:
Patents	(7,659)	(7,187)
Customer lists	(220,589)	(210,212)
Trade names	(4,930)	(4,427)
Proprietary technology	(13,645)	(13,192)
Land use rights	(50)	(47)
Other	(1,284)	(1,196)
Total Accumulated Amortization	$(248,157)	$(236,261)
Other Intangible Assets, net	$321,768	$331,295
Other intangible assets are amortized on a straight-line basis over their respective useful lives, which generally range from three to forty years. The Company has no intangible assets with indefinite lives.
Aggregate amortization expense was $10,202 and $7,211 for the three months ended April 1, 2018 and April 2, 2017, respectively. Amortization expense on other intangible assets is expected to total approximately $43,400 in 2018, $42,300 in 2019, $39,900 in 2020, $38,900 in 2021 and $37,100 in 2022.

Note 9: Debt
On April 12, 2018, subsequent to quarter end, the Company entered into a $100,000 term loan with Bank of America, N.A. The full amount was drawn from this facility on April 12, 2018, and the proceeds, along with proceeds from existing credit facilities, were used to fund the acquisition of Highland Packaging Solutions. The loan has a 364-day term and the Company has a one-time option to extend the term for an additional 364 days at its sole discretion. Interest is assessed at the London Interbank Offered Rate (LIBOR) plus a margin based on a pricing grid that uses the Company's credit ratings. The current LIBOR margin is 110 basis points. There is no required amortization and repayment can be accelerated at any time at the discretion of the Company.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 10: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	April 1, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$1,289,045	$1,407,163	$1,288,002	$1,426,862
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
Adoption of Accounting Standards Update 2017-12
The Company elected to early adopt Accounting Standards Update (ASU) 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities," as of January 1, 2018. The impact of the adoption of ASU 2017-12 was the recognition of a $176 increase in the Company's beginning retained earnings with an offsetting change in accumulated other comprehensive loss in order to remove previously recognized ineffectiveness losses on contracts outstanding as of the date of adoption. See Note 2 for additional information.
Cash Flow Hedges
At April 1, 2018 and December 31, 2017, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. These contracts, which have maturities ranging to December 2019, qualify as cash flow hedges under U.S. GAAP. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. Gains and losses on the derivative instrument representing hedge components excluded from the assessment of effectiveness are recognized currently in current earnings and are presented in the same line of the income statement expected for the hedged item.
Commodity Cash Flow Hedges
The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas and aluminum. At April 1, 2018, natural gas swaps covering approximately 6.0 million MMBTUs were outstanding. These contracts represent approximately 74% and 32% of anticipated U.S. and Canadian usage for the remainder of 2018 and 2019, respectively. Additionally, the Company had swap contracts covering 2,858 metric tons of aluminum, representing approximately 51% of anticipated usage for the remainder of 2018. The fair values of the Company’s commodity cash flow hedges netted to a loss position of $(1,826) at April 1, 2018, and $(1,713) at December 31, 2017. The amount of the loss included in Accumulated Other Comprehensive Loss at April 1, 2018, that is expected to be reclassified to the income statement during the next twelve months is $(1,303).

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales, purchases, and capital spending forecast to occur in 2018. The net positions of these contracts at April 1, 2018 were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	5,714,591
Mexican peso	purchase	538,032
Polish zloty	purchase	180,204
Canadian dollar	purchase	40,162
Russian ruble	purchase	24,491
Turkish lira	purchase	3,856
British pound	purchase	3,423
New Zealand dollar	sell	(464)
Australian dollar	sell	(1,240)
Euro	sell	(40,724)
The fair value of these foreign currency cash flow hedges related to forecasted sales and purchases netted to gain positions of $1,837 at April 1, 2018 and $620 at December 31, 2017. In addition, the Company has entered into forward contracts to hedge certain foreign currency cash flow transactions related to construction in progress. As of April 1, 2018 and at December 31, 2017, the net position of these contracts was $295 and $330, respectively. During the three months ended April 1, 2018, gains from these hedges totaling $45 were reclassified from accumulated other comprehensive income and included in the carrying value of the related fixed assets acquired. For all cash flow hedges, gains of $1,837 are expected to be reclassified from accumulated other comprehensive income to the income statement during the next twelve months. Also during the next twelve months, gains of $295 are expected to be reclassified from accumulated other comprehensive income and included in the carrying value of the related fixed assets acquired.
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
The net positions of these contracts at April 1, 2018, were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	5,868,637
Mexican peso	sell	(15,638)
Canadian dollar	sell	(59,117)
The fair value of the Company’s other derivatives was in a gain position of $171 and a loss position of $(581) at April 1, 2018 and December 31, 2017, respectively.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The following table sets forth the location and fair values of the Company’s derivative instruments at April 1, 2018 and December 31, 2017:

Description	Balance Sheet Location	April 1, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$—	$149
Commodity Contracts	Accrued expenses and other	$(1,448)	$(1,417)
Commodity Contracts	Other liabilities	$(378)	$(445)
Foreign Exchange Contracts	Prepaid expenses	$2,964	$2,232
Foreign Exchange Contracts	Accrued expenses and other	$(832)	$(1,282)
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Prepaid expenses	$833	$90
Foreign Exchange Contracts	Accrued expenses and other	$(662)	$(671)
While certain of the Company’s derivative contract arrangements with its counterparties provide for the ability to settle contracts on a net basis, the Company reports its derivative positions on a gross basis. There are no collateral arrangements or requirements in these agreements.

Description

Description
The following tables set forth the effect of the Company’s derivative instruments on financial performance for the three months ended April 1, 2018 and April 2, 2017:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Three months ended April 1, 2018
Foreign Exchange Contracts	$1,646	Net sales	$810
		Cost of sales	$(527)
Commodity Contracts	$(171)	Cost of sales	$(58)
Three months ended April 2, 2017
Foreign Exchange Contracts	$(2,692)	Net sales	$1,040
		Cost of sales	$(725)
Commodity Contracts	$(1,356)	Cost of sales	$248

Description	Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Derivatives not Designated as Hedging Instruments:
Three months ended April 1, 2018
Foreign Exchange Contracts	Cost of sales	$—
	Selling, general and administrative	$754
Three months ended April 2, 2017
Foreign Exchange Contracts	Cost of sales	$—
	Selling, general and administrative	$(567)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

	April 1, 2018		April 2, 2017
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$810	$(585)	$1,040	$(477)

The effects of cash flow hedging:

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$810	$(527)	$1,040	$(725)

Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$—	$(58)	$—	$248

Note 11: Fair Value Measurements
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
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	April 1, 2018	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(1,826)	$—	$—	$(1,826)	$—
Foreign exchange contracts	$2,132	$—	$—	$2,132	$—
Non-hedge derivatives, net:
Foreign exchange contracts	$171	$—	$—	$171	$—
Deferred compensation plan assets	$266	$—	$266	$—	$—

Description	December 31, 2017	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(1,713)	$—	$—	$(1,713)	$—
Foreign exchange contracts	$950	$—	$—	$950	$—
Non-hedge derivatives, net:
Foreign exchange contracts	$(581)	$—	$—	$(581)	$—
Deferred compensation plan assets	$268	$—	$268	$—	$—

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
The Company does not currently have any non-financial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company’s financial assets or liabilities are measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the three-month period ended April 1, 2018.

Note 12: Employee Benefit Plans
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
The components of net periodic benefit cost include the following:

	Three Months Ended
	April 1, 2018	April 2, 2017
Retirement Plans
Service cost	$4,672	$4,712
Interest cost	13,978	14,701
Expected return on plan assets	(23,209)	(20,838)
Amortization of prior service cost	249	231
Amortization of net actuarial loss	9,420	10,168
Net periodic benefit cost	$5,110	$8,974

Retiree Health and Life Insurance Plans
Service cost	$79	$84
Interest cost	111	120
Expected return on plan assets	(472)	(414)
Amortization of prior service credit	(126)	(127)
Amortization of net actuarial gain	(242)	(155)
Net periodic benefit income	$(650)	$(492)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

The Company made aggregate contributions of $4,573 and $29,491 to its defined benefit retirement and retiree health and life insurance plans during the three months ended April 1, 2018 and April 2, 2017, respectively. The Company expects to make additional aggregate contributions of approximately $20,000 to its defined benefit retirement and retiree health and life insurance plans over the remainder of 2018.

Sonoco Retirement Contribution (SRC)
The SRC, which is funded annually in the first quarter, totaled $14,151 during the three months ended April 1, 2018, and $14,066 during the three months ended April 2, 2017. No additional SRC contributions are expected during the remainder of 2018. The Company recognized expense related to the SRC of $4,032 and $3,871 for the three-month periods ended April 1, 2018 and April 2, 2017, respectively.

Note 13: Income Taxes
The Company’s effective tax rate for the three-month period ending April 1, 2018, was 24.1% and its effective rate for the three-month period ending April 2, 2017, was 32.8%. The rate for the three-month period ending April 1, 2018 varied from the U.S. statutory rate due primarily to the new international tax regime of the U.S. as part of the enactment of the Tax Cuts and Jobs Act as well as the effect of state income taxes. The rate for the the three-month period ending April 2, 2017 varied from the U.S. statutory rate due primarily to the favorable effect of certain international operations that were subject to tax rates generally lower than the U.S. rate.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. No subsequent adjustments were made during the period ended April 1, 2018, to the provisional amounts recorded in December. Any such adjustments will be recorded to current tax expense in 2018 in the quarter the analysis is completed.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2012. The Company is currently under audit by the Internal Revenue Service for the 2012 and 2013 tax years.
The Company’s reserve for uncertain tax benefits has increased by approximately $1,000 since December 31, 2017, due primarily to an increase in reserves related to existing uncertain tax positions. The Company believes that it is reasonably possible that the amount reserved for unrecognized tax benefits at April 1, 2018 will decrease by approximately $800 over the next twelve months. This change includes the anticipated increase in reserves related to existing positions offset by settlements of issues currently under examination and the release of existing reserves due to the expiration of the statute of limitations. Although the Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental, management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis. The Company has operations and pays taxes in many countries outside of the U.S. and taxes on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that loss of those benefits would have a material effect on the Company’s overall effective tax rate.
As previously disclosed, the Company received a draft Notice of Proposed Adjustment (“NOPA”) from the Internal Revenue Service (IRS) in February 2017 proposing an adjustment to income for the 2013 tax year based on the IRS's recharacterization of a distribution of an intercompany note made in 2012, and the subsequent repayment of the note over the course of 2013, as if it were a cash distribution made in 2013. In March 2017, the Company received a draft NOPA proposing penalties of $18,000 associated with the IRS’s recharacterization, as well as an Information Document Request

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

(“IDR”) requesting the Company’s analysis of why such penalties should not apply. The Company responded to this IDR in April 2017. On October 5, 2017, the Company received two revised draft NOPAs proposing the same adjustments and penalties as in the prior NOPAs. On November 14, 2017, the Company received two final NOPAs proposing the same adjustments and penalties as in the prior draft NOPAs. On November 20,  2017, the Company received a Revenue Agent's Report (“RAR”) that included the same adjustments and penalties as in the NOPAs.  At the time of the distribution in 2012, it was characterized as a dividend to the extent of earnings and profits, with the remainder as a tax free return of basis and taxable capital gain. As the IRS proposes to recharacterize the distribution, the entire distribution would be characterized as a dividend. The incremental tax liability associated with the income adjustment proposed in the RAR would be approximately $89,000, excluding interest and the previously referenced penalties. On January 22, 2018, the Company filed a protest to the proposed deficiency with the IRS, which will cause the matter to be referred to the Appeals Division of the IRS. The Company strongly believes the position of the IRS with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that the Company's previously reported income tax provision for the year in question is appropriate. However, there can be no assurance that this matter will be resolved in the Company's favor. Regardless of whether the matter is resolved in the Company's favor, the final resolution of this matter could be expensive and time consuming to defend and/or settle. While the Company believes that the amount of tax originally paid with respect to this distribution is correct, and accordingly has not provided additional reserve for tax uncertainty, there is still a possibility that an adverse outcome of the matter could have a material effect on its results of operations and financial condition.

Note 14: Revenue Recognition
The Company adopted ASU 2014-09, "Revenue from Contracts with Customers," as of January 1, 2018. The impact of the adoption was the recognition of a $1,721 increase in the Company's beginning retained earnings. See impact of adoption in Note 3 and additional discussion in Note 2 to these condensed consolidated financial statements.
The Company records revenue when control is transferred to the customer, which is either upon shipment or over time when the Company is entitled to payment and products are customer specific without alternative uses. The Company recognized over time revenue under the output method as goods are produced. Revenue that is recognized at a point in time is recognized when the customer obtains control of the goods. Customers obtain control either when goods are delivered to the customer facility, if the Company is responsible for arranging transportation, or when picked up by the customer's designated carrier. The Company enters into Master Supply Arrangements (MSA) with customers to provide services over specific time periods. Customers submit purchase orders with quantities and prices to create a contract for accounting purposes. Shipping and handling expenses are included in "Cost of Sales," and freight charged to customers is included in "Net Sales" in the Company's Condensed Consolidated Statements of Income.
The Company has rebate agreements with certain customers. These rebates are recorded as reductions of sales and are accrued using sales data and rebate percentages specific to each customer agreement. Accrued customer rebates are included in "Accrued expenses and other" in the Company's Condensed Consolidated Balance Sheets.
Payment terms under the Company's arrangements are short term in nature, generally no longer than 120 days. The Company does provide prompt payment discounts to certain customers if invoices are paid within a predetermined period. Prompt payment discounts are treated as a reduction of revenue and are determinable within a short period of the sale.
The following table sets forth information about receivables, contract assets and liabilities from contracts with customers. The balances of the contract assets and liabilities are located in "Other receivables" and "Accrued expenses and other" on the Condensed Consolidated Balance Sheets.

	April 1, 2018	January 1, 2018 As adjusted
Contract Assets	$49,721	$45,877
Contract Liabilities	$(5,476)	$(5,215)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Significant changes in the contract assets and liabilities balances during the period were as follows:

	April 1, 2018		January 1, 2018 Adjusted
	Contract Asset	Contract Liability	Contract Asset	Contract Liability
Beginning Balance	$45,877	$(5,215)	$—	$—
Revenue recognized that was included in the contract liabilities balance at the beginning of the period	—	(261)	—	—
Increases due to cash received, excluding amounts recognized as revenue during the period	49,721	—	—	—
Transferred to receivables from contract assets recognized at the beginning of the period	(45,877)	—	—	—
Increase as a result of cumulative catch-up arising from changes in the estimate of completion, excluding amounts transferred to receivables during the period	—	—	45,877	(5,215)
Impairment of contract asset	—	—	—	—
Acquired as part of a business combinations	—	—	—	—
Ending Balance	$49,721	$(5,476)	$45,877	$(5,215)

Contract assets and liabilities are generally short in duration given the nature of products produced by the Company. Contract assets represents goods produced without alternative use for which the Company is entitled to payment with margin prior to shipment. Upon shipment, the Company is entitled to bill the customer, and therefore amounts included in contract assets will be reduced with the recording of an account receivable as they represent an unconditional right to payment. Contract liabilities represent revenue deferred due to pricing mechanisms utilized by the Company in certain multi-year arrangements. Generally the Company will defer revenue during the initial term of the arrangement, and will release the deferral over the back half of the contract term. The Company's reportable segments are aligned by product nature as disclosed in Note 15.
The following table sets forth information about revenue disaggregated by primary geographic regions, and timing of revenue recognition for the three-month period ended April 1, 2018. The table also includes a reconciliation of disaggregated revenue with reportable segments.

	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions
Primary Geographical Markets:
United States	$397,986	$73,884	$265,762	$110,500
Europe	107,063	65,945	92,855	6,789
Canada	27,706	—	32,873	—
Other	37,097	2,829	69,163	13,735
Total	$569,852	$142,658	$460,653	$131,024

Timing of Revenue Recognition:
Products transferred at a point in time	$345,003	$64,715	$440,477	$111,798
Products transferred over time	224,849	77,943	20,176	19,226
Total	$569,852	$142,658	$460,653	$131,024

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 15: Segment Reporting
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
The following table sets forth net sales, intersegment sales and operating profit for the Company’s reportable segments. “Segment operating profit” is defined as the segment’s portion of “Operating profit” excluding restructuring charges, asset impairment charges, acquisition-related costs, and certain other items, if any, the exclusion of which the Company believes improves comparability and analysis of the financial performance of the business. General corporate expenses have been allocated as operating costs to each of the Company’s reportable segments.
SEGMENT FINANCIAL INFORMATION

	Three Months Ended
	April 1, 2018	April 2, 2017
Net sales:
Consumer Packaging	$569,852	$482,181
Display and Packaging	142,658	114,635
Paper and Industrial Converted Products	460,653	442,502
Protective Solutions	131,024	133,006
Consolidated	$1,304,187	$1,172,324
Intersegment sales:
Consumer Packaging	$739	$1,223
Display and Packaging	538	750
Paper and Industrial Converted Products	34,543	28,373
Protective Solutions	573	399
Consolidated	$36,393	$30,745
Operating profit:
Segment operating profit:
Consumer Packaging	$61,088	$59,460
Display and Packaging	1,732	3,222
Paper and Industrial Converted Products	39,781	26,850
Protective Solutions	10,680	10,931
Restructuring/Asset impairment charges	(3,063)	(4,111)
Other, net	(120)	(2,693)
Consolidated	$110,098	$93,659

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(unaudited)

Note 16: Commitments and Contingencies
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
Spartanburg
In connection with its acquisition of Tegrant in November 2011, the Company identified potential environmental contamination at a site in Spartanburg, South Carolina. The total remediation cost of the Spartanburg site was estimated to be $17,400 at the time of acquisition and an accrual in this amount was recorded on Tegrant’s opening balance sheet. Since the acquisition, the Company has spent a total of $1,075 on remediation of the Spartanburg site. During previous years, the Company has increased its reserves for this site by a total of $17 in order to reflect its best estimate of what it is likely to pay in order to complete the remediation. At April 1, 2018 and December 31, 2017, the Company's accrual for environmental contingencies related to the Spartanburg site totaled $16,342 and $16,504, respectively. The Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts accrued with respect to this exposure. However, the Company does not believe that the resolution of this matter has a reasonable possibility of having a material adverse effect on the Company's financial statements.
Other environmental matters
The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time. However, the Company does not believe that the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company's financial statements. At April 1, 2018 and December 31, 2017, the Company's accrual for these other sites totaled $3,389 and $3,802, respectively.
Summary
As of April 1, 2018 and December 31, 2017, the Company (and its subsidiaries) had accrued $19,731 and $20,306, respectively, related to environmental contingencies. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders Sonoco Products Company,

Results of Review of Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company and its subsidiaries as of April 1, 2018, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended April 1, 2018 and April 2, 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of income, comprehensive income, changes in total equity and cash flows for the year then ended (not presented herein), and in our report dated February 28, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Charlotte, North Carolina
May 2, 2018

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

•	costs of labor;

•	work stoppages due to labor disputes;

•	success of new product development, introduction and sales;

•	consumer demand for products and changing consumer preferences;

SONOCO PRODUCTS COMPANY

•	ability to be the low-cost global leader in customer-preferred packaging solutions within targeted segments;

•	competitive pressures, including new product development, industry overcapacity, and changes in competitors' pricing for products;

•	ability to maintain or increase productivity levels, contain or reduce costs, and maintain positive price/cost relationships;

•	ability to negotiate or retain contracts with customers, including in segments with concentration of sales volume;

•	ability to improve margins and leverage cash flows and financial position;

•	continued strength of our paperboard-based tubes and cores and composite can operations;

•	ability to manage the mix of business to take advantage of growing markets while reducing cyclical effects of some of the Company's existing businesses on operating results;

•	ability to maintain innovative technological market leadership and a reputation for quality;

•	ability to attract and retain talented and qualified employees, managers and executives;

•	ability to profitably maintain and grow existing domestic and international business and market share;

•	ability to expand geographically and win profitable new business;

•	ability to identify and successfully close suitable acquisitions at the levels needed to meet growth targets, and successfully integrate newly acquired businesses into the Company's operations;

•	the costs, timing and results of restructuring activities;

•	availability of credit to us, our customers and suppliers in needed amounts and on reasonable terms;

•	effects of our indebtedness on our cash flow and business activities;

•	fluctuations in interest rates and our borrowing costs;

•	fluctuations in obligations and earnings of pension and postretirement benefit plans;

•	accuracy of assumptions underlying projections of benefit plan obligations and payments, valuation of plan assets, and projections of long-term rates of return;

•	cost of employee and retiree medical, health and life insurance benefits;

•	resolution of income tax contingencies;

•	foreign currency exchange rate fluctuations, interest rate and commodity price risk and the effectiveness of related hedges;

•	changes in U.S. and foreign tax rates, and tax laws, regulations, interpretations and implementation thereof;

•	accuracy in valuation of deferred tax assets;

•	accuracy of assumptions underlying projections related to goodwill impairment testing, and accuracy of management's assessment of goodwill impairment;

•	accuracy of assumptions underlying fair value measurements, accuracy of management's assessments of fair value and fluctuations in fair value;

•	ability to maintain effective internal controls over financial reporting;

•	liability for and anticipated costs of resolution of legal proceedings;

•	liability for and anticipated costs of environmental remediation actions;

•	effects of environmental laws and regulations;

•	operational disruptions at our major facilities;

•	failure or disruptions in our information technologies;

•	failure of third party transportation providers to deliver our products to our customers or to deliver raw materials to us;

•	substantially lower than normal crop yields;

•	loss of consumer or investor confidence;

•	ability to protect our intellectual property rights;

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

SONOCO PRODUCTS COMPANY

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

COMPANY OVERVIEW
Sonoco is a leading provider of consumer packaging, industrial products, protective packaging and packaging supply chain services, with approximately 300 locations in 33 countries.
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
First Quarter 2018 Compared with First Quarter 2017
RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES
Measures calculated and presented in accordance with generally accepted accounting principles are referred to as GAAP financial measures. The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for each of the periods presented. These non-GAAP financial measures (referred to as “Base”) are the GAAP measures adjusted to exclude (dependent upon the applicable period) restructuring charges, asset impairment charges, acquisition charges, specifically identified tax adjustments, pension settlement charges and certain other items, if any, the exclusion of which the Company believes improves comparability and analysis of the underlying financial performance of the business. More information about the Company's use of Non-GAAP financial measures is provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 under Item 7 - "Management's discussion and analysis of financial condition and results of operations," under the heading "Use of non-GAAP financial measures."

	For the three months ended April 1, 2018
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Operating profit	$110,098	$3,063	$120	$113,281
Non-operating pension (income)/costs	(291)	—	—	(291)
Interest expense, net	13,355	—	—	13,355
Income before income taxes	97,034	3,063	120	100,217
Provision for income taxes	23,356	685	1,912	25,953
Income before equity in earnings of affiliates	73,678	2,378	(1,792)	74,264
Equity in earnings of affiliates, net of tax	1,247	—	—	1,247
Net income	74,925	2,378	(1,792)	75,511
Net (income) attributable to noncontrolling interests	(870)	(5)	—	(875)
Net income attributable to Sonoco	$74,055	$2,373	$(1,792)	$74,636
Per diluted common share*	$0.73	$0.02	$(0.02)	$0.74
*Due to rounding individual items may not sum across
(1)Consists of a gain totaling $1,975 from the effect of a change in the U.S. corporate tax rate on deferred tax adjustments, as well as a small insurance settlement gain, partially offset by acquisition-related costs.

SONOCO PRODUCTS COMPANY

	For the three months ended April 2, 2017
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Operating profit	$93,659	$4,111	$2,693	$100,463
Non-operating pension (income)/costs	3,686	—	—	3,686
Interest expense, net	12,058	—	—	12,058
Income before income taxes	77,915	4,111	2,693	84,719
Provision for income taxes	25,539	1,298	(641)	26,196
Income before equity in earnings of affiliates	52,376	2,813	3,334	58,523
Equity in earnings of affiliates, net of tax	1,954	—	—	1,954
Net income	54,330	2,813	3,334	60,477
Net (income) attributable to noncontrolling interests	(597)	(2)	—	(599)
Net income attributable to Sonoco	$53,733	$2,811	$3,334	$59,878
Per diluted common share*	$0.53	$0.03	$0.03	$0.59
*Due to rounding individual items may not sum across
(1) Consists primarily of acquisition-related costs, partially offset by insurance settlement gains. Also includes net tax charges totaling $1,434 primarily related to the settlement of a tax audit in Canada.

RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended April 1, 2018 versus the three months ended April 2, 2017.
OVERVIEW
Net sales for the first quarter of 2018 increased 11.2% to $1,304 million, compared with $1,172 million in the same period last year. The increase in sales was the result of sales from businesses acquired in the last year, the positive impact of foreign exchange, and higher selling prices. Sales price increases primarily reflect higher raw material costs which the Company was able to pass through to customers.
Net income attributable to Sonoco for the first quarter of 2018 increased 37.8% to $74.1 million, $0.73 per diluted share, compared to $53.7 million, $0.53 per diluted share, reported for the same period of 2017. Current quarter net income includes after-tax, non-base charges totaling $0.6 million. These charges consist primarily of restructuring and asset impairment charges and acquisition-related costs, partially offset by favorable deferred tax adjustments related to tax rate changes resulting from the enactment of the Tax Cuts and Jobs Act (Tax Act) and an insurance settlement gain. Results for the first quarter of 2017 include after-tax restructuring and asset impairment charges of $2.8 million and after-tax acquisition and non-base tax charges of $3.3 million. Adjusted for these items, first-quarter base net income attributable to Sonoco (base earnings) increased 24.6% to $74.6 million, $0.74 per diluted share, from $59.9 million, $0.59 per diluted share, in 2017.
The higher first quarter 2018 earnings were largely the result of a positive price/cost impact, particularly in the Company's Paper and Industrial Converted Products segment, as first-quarter selling prices to many of the segment's customers were reset during the fourth quarter of 2017 when old corrugated containers (OCC) prices were higher than they subsequently averaged during the first quarter of 2018, and as a result of price increases implemented on non-contract business in this segment. Strong manufacturing productivity in the Company's Consumer Packaging segment and lower restructuring, asset impairment charges, and costs related to acquisitions also contributed to the overall increase in earnings over the previous year's first quarter. These positive factors were slightly offset by higher management incentives as well as general wage and other inflation.

SONOCO PRODUCTS COMPANY

OPERATING REVENUE
Net sales for the first quarter of 2018 increased $132 million from the prior-year quarter.
The components of the sales change were:

($ in millions)
Volume/mix	$7
Selling prices	22
Acquisitions and Divestitures	61
Foreign currency translation and other, net	42

Total sales increase	$132

COSTS AND EXPENSES
The Company's gross profit margin percentage increased to 19.2% this quarter compared to 19.0% in the prior-year quarter. The 20 basis point increase in gross profit margin was largely attributable to the favorable timing and direction of material price changes and improved manufacturing cost productivity, partially offset by wage and operating cost inflation. The translation impact of a weaker dollar increased reported cost of goods sold by approximately $37 million compared to the first quarter of 2017.
Selling, general and administrative ("SG&A") costs for the quarter increased $12.2 million, or 9.8%, year over year due primarily to SG&A expenses incurred by the operations of acquired businesses, higher management incentives and wage inflation.
First-quarter restructuring costs and asset impairment charges totaled $3.1 million compared with $4.1 million in the same period last year. Additional information regarding restructuring and asset impairment charges is provided in Note 6 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Net interest expense for the first quarter increased to $13.4 million, compared with $12.1 million during the first quarter of 2017. The increase was primarily due to higher average borrowings in the current-year quarter stemming from acquisition financing.
The effective tax rate on GAAP and base earnings in the first quarter of 2018 was 24.1% and 25.9%, respectively, compared with 32.8% and 30.9%, respectively, for last year's quarter. Although the Tax Act lowered the year-over-year effective tax rate on both GAAP and base earnings, it had a more meaningful impact on certain non-base items resulting in a larger decrease in the GAAP rate.
REPORTABLE SEGMENTS
The following table recaps net sales for the first quarters of 2018 and 2017 ($ in thousands):

	Three Months Ended
	April 1, 2018	April 2, 2017	% Change
Net sales:
Consumer Packaging	$569,852	$482,181	18.2%
Display and Packaging	142,658	114,635	24.4%
Paper and Industrial Converted Products	460,653	442,502	4.1%
Protective Solutions	131,024	133,006	(1.5)%
Consolidated	$1,304,187	$1,172,324	11.2%

SONOCO PRODUCTS COMPANY

Consolidated operating profits on the Company’s Condensed Consolidated Statements of Income are comprised of the following ($ in thousands):

	Three Months Ended
	April 1, 2018	April 2, 2017	% Change
Operating profit:
Segment operating profit:
Consumer Packaging	$61,088	$59,460	2.7%
Display and Packaging	1,732	3,222	(46.2)%
Paper and Industrial Converted Products	39,781	26,850	48.2%
Protective Solutions	10,680	10,931	(2.3)%
Restructuring/Asset impairment charges	(3,063)	(4,111)
Other, net	(120)	(2,693)
Consolidated	$110,098	$93,659	17.6%

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the first quarters of 2018 and 2017 ($ in thousands):

	Three Months Ended
	April 1, 2018	April 2, 2017
Restructuring/Asset impairment charges:
Consumer Packaging	$1,729	$1,100
Display and Packaging	(14)	501
Paper and Industrial Converted Products	847	1,894
Protective Solutions	278	153
Corporate	223	463
Consolidated	$3,063	$4,111
Segment results viewed by Company management to evaluate segment performance do not include restructuring charges, asset impairment charges, acquisition-related charges, or certain other items, if any, the exclusion of which the Company believes improves the comparability and analysis of the ongoing operating performance of the business. Accordingly, the term “segment operating profit” is defined as the segment’s portion of “operating profit” excluding those items. All other general corporate expenses have been allocated as operating costs to each of the Company’s reportable segments.
Consumer Packaging
The Consumer Packaging segment includes the following products and services: round and shaped rigid containers and trays (both composite and thermoformed plastic); extruded and injection-molded plastic products; printed flexible packaging; global brand artwork management; and metal and peelable membrane ends and closures.
Segment sales increased 18.2% compared to the prior-year quarter due to acquisitions, higher selling prices and the positive impact of changes in foreign exchange rates.
Segment operating profit grew 2.7% compared to the prior-year quarter due to strong improvement in manufacturing productivity, a positive price/cost relationship, and the benefit of acquisitions, partially offset by a negative change in volume/mix, higher wages and operating costs. Higher sales volume/positive sales mix in global plastics and international composite can operations were more than offset by lower composite can volume in North America. Segment operating margin declined to 10.7% in the quarter from 12.3% in 2017 due to higher operating costs, certain resin material inflation and changes in mix of business, including acquisitions.

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
Sales for the quarter were up 24.4% compared to last year’s quarter due primarily to volume growth from a new pack center near Atlanta and the positive impact of foreign exchange.
Segment operating profit decreased $1.5 million, or 46.2%, largely due to inefficiencies and higher operating costs associated with the ramp up of production at the new pack center. Results from the new pack center nonetheless showed sequential quarterly improvement. The Company continues working to resolve these and other operational issues and remains optimistic that over time the pack center will be able to achieve efficiency and cost levels in line with expectations.
Paper and Industrial Converted Products
The Paper and Industrial Converted Products segment includes the following products: paperboard tubes and cores; fiber-based construction tubes and forms; wooden, metal and composite wire and cable reels and spools; and recycled paperboard, linerboard, corrugating medium, recovered paper and material recycling services.
Reported segment sales increased approximately 4.1% from the prior-year quarter due to the positive impact of foreign exchange and higher selling prices implemented to recover higher freight and other operating costs, partially offset by lower volume/mix. Volume/mix gains in wire and cable reels as well as North America and European paper operations were more than offset by declines in North America tube and core and recycling volumes.
Operating profit increased 48.2% over the prior year driven by a positive price/cost relationship across most of the segment, including continued improvement in the Company's corrugating medium operations. Segment operating margin improved 250 basis points to 8.6%.
Protective Solutions
The Protective Solutions segment includes the following products: custom-engineered, paperboard-based and expanded foam protective packaging and components; and temperature-assured packaging.
Segment sales for the quarter declined 1.5% year over year as the positive impact of foreign exchange and higher selling prices was offset by lower volume/mix, primarily in the segment’s automotive components business.
Operating profits decreased 2.3% from the prior-year quarter due primarily to lower volume in automotive components. However, the segment's operating profits did improve sequentially as the segment is focused on reducing fixed costs in response to the lower automotive component volume. Segment operating margin was 8.2%, essentially flat with the prior-year quarter.

SONOCO PRODUCTS COMPANY

OTHER ITEMS
Subsequent Events
New term loan
On April 12, 2018, the Company entered into a $100 million term loan with Bank of America, N.A. The full amount was drawn from this facility on April 12, 2018, and the proceeds, along with proceeds from existing credit facilities, were used to fund the acquisition of Highland Packaging Solutions ("Highland"). The loan has a 364-day term and the Company has a one-time option to extend the term for an additional 364 days at its sole discretion. Interest is assessed at the London Interbank Offered Rate (LIBOR) plus a margin based on a pricing grid that uses the Company's credit ratings. The current LIBOR margin is 110 basis points. There is no required amortization and repayment can be accelerated at any time at the discretion of the Company.
Completion of acquisition
On April 12, 2018, the Company completed the acquisition of Highland . Total consideration for this acquisition was $150 million, including cash paid at closing of $142.5 million and a contingent purchase liability of $7.5 million. Final consideration will also be subject to an adjustment for working capital, which is expected to be completed by the end of the third quarter of 2018. Highland manufactures thermoformed plastic packaging for fresh produce and dairy products from a single production facility in Plant City, Florida, providing total packaging solutions for customers that include sophisticated engineered containers, flexographic printed labels, and inventory management through distribution warehouses in the Southeast and West Coast of the United States. The Company financed the acquisition with proceeds from the new term loan, along with proceeds from existing credit facilities. Highland is expected to generate annual sales of approximately $100 million in the Consumer Packaging segment.
Interim Goodwill Impairment Assessment
Information regarding the interim goodwill impairment assessment and potential charge to be recorded in the second quarter of 2018 is included in Note 8 to the Company's Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
Income taxes
As previously disclosed, the Company received a draft Notice of Proposed Adjustment (“NOPA”) from the Internal Revenue Service (IRS) in February 2017 proposing an adjustment to income for the 2013 tax year based on the IRS's recharacterization of a distribution of an intercompany note made in 2012, and the subsequent repayment of the note over the course of 2013, as if it were a cash distribution made in 2013. In March 2017, the Company received a draft NOPA proposing penalties of $18 million associated with the IRS’s recharacterization, as well as an Information Document Request (“IDR”) requesting the Company’s analysis of why such penalties should not apply. The Company responded to this IDR in April 2017. On October 5, 2017, the Company received two revised draft NOPAs proposing the same adjustments and penalties as in the prior NOPAs. On November 14, 2017, the Company received two final NOPAs proposing the same adjustments and penalties as in the prior draft NOPAs. On November 20,  2017, the Company received a Revenue Agent's Report (“RAR”) that included the same adjustments and penalties as in the NOPAs.  At the time of the distribution in 2012, it was characterized as a dividend to the extent of earnings and profits, with the remainder as a tax free return of basis and taxable capital gain. As the IRS proposes to recharacterize the distribution, the entire distribution would be characterized as a dividend. The incremental tax liability associated with the income adjustment proposed in the RAR would be approximately $89 million, excluding interest and the previously referenced penalties. On January 22, 2018, the Company filed a protest to the proposed deficiency with the IRS, which will cause the matter to be referred to the Appeals Division of the IRS. The Company strongly believes the position of the IRS with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that the Company's previously reported income tax provision for the year in question is appropriate. However, there can be no assurance that this matter will be resolved in the Company's favor. Regardless of whether the matter is resolved in the Company's favor, the final resolution of this matter could be expensive and time consuming to defend and/or settle. While the Company believes that the amount of tax originally paid with respect to this distribution is correct, and accordingly has not provided additional reserve for tax uncertainty, there is still a possibility that an adverse outcome of the matter could have a material effect on its results of operations and financial condition.

SONOCO PRODUCTS COMPANY

Financial Position, Liquidity and Capital Resources
Operating cash flows totaled $119.8 million in the three months ended April 1, 2018 compared with $67.4 million during the same period last year, an increase of $52.4 million. A year-over-year increase in net income of $20.6 million, and a decrease in year-to-date net pension and post-retirement contributions, net of plan expenses, of $21.0 million drove the majority of the year-over-year change. Changes in tax accounts provided $4.8 million more cash in the first three months of 2018 compared to 2017, driven by larger 2017 estimated tax payments attributable to events discrete to 2017.
Accounts Receivable consumed $19.3 million in the first quarter of 2018 compared with $10.0 million last year. Additionally, inventories consumed $17.8 million in the first quarter of 2018 compared with $9.8 million last year, reflecting the seasonal building of inventory at recently acquired businesses. Trade accounts payable provided $10.3 million of cash during the three months ended April 1, 2018 while providing $14.7 million in the same period last year. Although the first three months of both 2018 and 2017 saw increased rates of business activity following seasonal year-end slow downs, the first quarter of 2018 saw a greater increase in business activity compared to the increase in the first quarter of 2017, resulting in an increased use of cash year over year.
Decreases in accrued expenses used $0.2 million of cash in the three months ended April 1, 2018 while using $11.6 million in the same period last year. The greater use of cash in the prior year is primarily due to the payment of management incentives, the accruals for which were greater at the end of 2016 than the end of 2017. Changes in prepaid expenses and other assets and liabilities provided $8.2 million of additional cash in 2018 compared to 2017, largely attributable to the collection of various other receivables outstanding at the end of 2017. Similar levels of miscellaneous receivable items were not outstanding at the end of 2016.
Cash used in investing activities was $35.9 million in the three months ended April 1, 2018, compared with $270.3 million in the same period last year, a lower year-over-year use of cash totaling $234.4 million. The most significant driver of the decrease was the first quarter 2017 acquisition of Packaging Holdings for $221.4 million. There was no acquisition spending in the first quarter of 2018. Capital spending was approximately $9.1 million lower year over year. Capital spending for the remainder of 2018 is expected to total approximately $180 million.
Cash used by financing activities totaled $36.6 million in the three months ended April 1, 2018, compared with a provision of cash totaling $154.0 million in the same period last year. The $190.6 million year-over-year reduction is primarily due to proceeds from borrowings in the prior year for the acquisition of Packaging Holdings. The Company paid cash dividends of $38.8 million during the three months ended April 1, 2018, an increase of $2.0 million over the same period last year. Cash used to repurchase the Company's common stock was lower year over year by $1.5 million. Total debt outstanding was $1,464.6 million at April 1, 2018 compared with $1,447.3 million at December 31, 2017.
The Company operates a $350 million commercial paper program, supported by a $500 million five-year revolving credit facility. In July 2017, the Company entered into a new credit agreement with a syndicate of eight banks for that revolving facility, together with a new $250 million five-year term loan. The revolving bank credit facility is committed through July 2022. If circumstances were to prevent the Company from issuing commercial paper, it has the contractual right to draw funds directly on the underlying revolving bank credit facility. On April 12, 2018, in conjunction with the previously mentioned purchase of Highland Packaging Solutions, the Company entered into a new $100 million 364-day term loan facility.
The Company continually explores strategic acquisition opportunities which may result in the additional use of cash. Given the nature of acquisitions, the timing and amounts of such utilization are not predictable. The Company expects that acquisitions requiring funding in excess of cash on hand would be financed using available borrowing capacity.
Cash and cash equivalents totaled $305.3 million and $254.9 million at April 1, 2018 and December 31, 2017, respectively. Of these totals, approximately $281.7 million and $238.4 million, respectively, were held outside of the United States by the Company’s foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. Under prior law, cash repatriated to the United States was subject to federal income taxes, less applicable foreign tax credits. As the Company enjoys ample domestic liquidity through a combination of operating cash flow generation and access to bank and capital markets borrowings, it has generally considered its offshore cash balances to be indefinitely invested outside the United States and had no plans to repatriate these cash balances. However, due to changes in U.S. tax laws as part of the enactment of the Tax Cuts and Jobs Act, beginning in 2018 repatriated cash will generally not be subject to federal income taxes; accordingly, the Company is considering opportunities to repatriate cash balances. The Company will

SONOCO PRODUCTS COMPANY

finalize its analysis during 2018 and, as provided for in SAB 118, will make any necessary adjustments in the financial statements of future periods within the provided time frame, including a determination of our intentions with respect to undistributed earnings of international subsidiaries.
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
During the three months ended April 1, 2018, the Company reported a net increase in cash and cash equivalents of $3.0 million due to a weaker U.S. dollar relative to certain foreign currencies, most notably the euro and Mexican peso.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of April 1, 2018, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
The Company anticipates making additional contributions to its pension and postretirement plans of approximately $20 million during the remainder of 2018, which would result in total 2018 contributions of approximately $39 million. Future funding requirements beyond the current year will vary depending largely on actual investment returns, future actuarial assumptions, and legislative actions.
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
Prior to July 1, 2015, the Company used Venezuela's official exchange rate to report the results of its operations in Venezuela. As a result of significant inflationary increases, and to avoid distortion of its consolidated results from translation of its Venezuelan operations, the Company concluded that it was an appropriate time to begin translating its Venezuelan operations at an alternative exchange rate. Accordingly, effective July 1, 2015, the Company began translating its Venezuelan operating results and all monetary assets and liabilities in Venezuela using the alternative rate known as the SIMADI rate (replaced in 2016 by the DICOM rate). At April 1, 2018, the carrying value of the Company's net investment in its Venezuelan operations was approximately $1.8 million. In addition, at April 1, 2018, the Company's Accumulated Other Comprehensive Loss included a translation loss of $3.6 million related to its Venezuelan operations which would need to be reclassified to net income in the event of a complete exit of the business or a deconsolidation of these operations.
At April 1, 2018, the Company had commodity contracts outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. The total net fair market value of these instruments was an unfavorable position of $(1.8) million and $(1.7) million at at April 1, 2018 and December 31, 2017, respectively. Natural gas and aluminum hedge contracts covering an equivalent of 6.0 million MMBTUs and 2,858 metric tons, respectively, were outstanding at April 1, 2018. Additionally, the Company had various currency contracts outstanding to fix the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments was a net favorable position of $2.1 million and $1.0 million at April 1, 2018 and December 31, 2017, respectively. These contracts qualify as cash flow hedges and mature within twelve months of their respective reporting dates.

SONOCO PRODUCTS COMPANY

In addition, at April 1, 2018, the Company had various currency contracts outstanding to fix the exchange rate on certain foreign currency assets and liabilities. Although placed as an economic hedge, the Company does not apply hedge accounting to these contracts. The fair value of these currency contracts was a net favorable position of $0.2 million at April 1, 2018 and a net unfavorable position of $(0.6) million at December 31, 2017.
At April 1, 2018, the U.S. dollar had weakened against most of the functional currencies of the Company's foreign operations compared to December 31, 2017, resulting in a translation gain of $22.6 million being recorded in accumulated other comprehensive loss during the three months ended April 1, 2018.
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
Information about the Company’s exposure to market risk is discussed under Part I, Item 2 in this report and was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission on February 28, 2018. There have been no other material quantitative or qualitative changes in market risk exposure since the date of that filing.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation, of our management, including our Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, ("the Exchange Act") of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of April 1, 2018, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting occurring during the three months ended April 1, 2018, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

SONOCO PRODUCTS COMPANY

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Information with respect to legal proceedings and other exposures appears in Part I - Item 3 - “Legal Proceedings” and Part II - Item 8 - “Financial Statements and Supplementary Data” (Note 14 - “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and in Part I - Item 1 - “Financial Statements” (Note 16 - “Commitments and Contingencies”) of this report.
Environmental Matters
The Company has been named as a potentially responsible party (PRP) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company's liability, if any, is shared with such other parties, but the Company's share has not been finally determined in most cases. In some cases, the Company has cost-sharing arrangements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued at April 1, 2018, cannot be determined. As of April 1, 2018 and December 31, 2017, the Company had accrued $19.7 million and $20.3 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.

Other legal matters
Additional information regarding legal proceedings is provided in Note 16 to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

SONOCO PRODUCTS COMPANY

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs[2]
1/01/18 - 2/04/18	8,472	$53.81	—	2,969,611
2/05/18 - 3/04/2018	69,032	$52.44	—	2,969,611
3/05/18 - 4/01/2018	230	$51.32	—	2,969,611
Total	77,734	$52.59	—	2,969,611

1
A total of 77,734 common shares were repurchased in the first quarter of 2018 related to shares withheld to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These shares were not repurchased as part of a publicly announced plan or program.

2
On February 10, 2016, the Company's Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company's common stock. A total of 2,030,389 shares were repurchased under this authorization during 2016. No shares were repurchased during 2017 or during the three-month period ended April 1, 2018. Accordingly, a total of 2,969,611 shares remain available for repurchase at April 1, 2018.

Item 6.	Exhibits.

Exhibit Index

10.	Term Loan Agreement between Sonoco Products Company and Bank of America, N.A., dated April 12, 2018

15.	Letter re: unaudited interim financial information

31.	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

101.
The following materials from Sonoco Products Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 1, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Income for the three months ended April 1, 2018 and April 2, 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 1, 2018 and April 2, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2018 and April 2, 2017, and (v) Notes to Condensed Consolidated Financial Statements.

SONOCO PRODUCTS COMPANY

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date:	May 2, 2018	By:	/s/ Barry L. Saunders
Barry L. Saunders
Senior Vice President and Chief Financial Officer
(principal financial officer)

/s/ James W. Kirkland
James W. Kirkland
Corporate Controller
(principal accounting officer)