Form 10-Q
period 2018-07-01
SONOCO PRODUCTS CO
filed 2018-08-01
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at July 20, 2018:
Common stock, no par value: 99,602,101

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	July 1, 2018	December 31, 2017*
Assets
Current Assets
Cash and cash equivalents	$197,691	$254,912
Trade accounts receivable, net of allowances	768,338	725,251
Other receivables	90,954	64,561
Inventories, net:
Finished and in process	162,766	196,204
Materials and supplies	308,682	277,859
Prepaid expenses	46,537	44,849
	1,574,968	1,563,636
Property, Plant and Equipment, Net	1,167,665	1,169,377
Goodwill	1,287,839	1,241,875
Other Intangible Assets, Net	350,415	331,295
Deferred Income Taxes	49,479	62,053
Other Assets	192,602	189,485
Total Assets	$4,622,968	$4,557,721
Liabilities and Equity
Current Liabilities
Payable to suppliers	$556,519	$548,309
Accrued expenses and other	285,096	283,355
Notes payable and current portion of long-term debt	177,645	159,327
Accrued taxes	10,812	8,979
	1,030,072	999,970
Long-term Debt, Net of Current Portion	1,274,325	1,288,002
Pension and Other Postretirement Benefits	340,602	355,187
Deferred Income Taxes	79,891	74,073
Other Liabilities	107,813	110,429
Commitments and Contingencies
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 99,578 and 99,414 shares issued and outstanding at July 1, 2018 and December 31, 2017, respectively	7,175	7,175
Capital in excess of stated value	332,528	330,157
Accumulated other comprehensive loss	(692,401)	(666,272)
Retained earnings	2,120,529	2,036,006
Total Sonoco Shareholders’ Equity	1,767,831	1,707,066
Noncontrolling Interests	22,434	22,994
Total Equity	1,790,265	1,730,060
Total Liabilities and Equity	$4,622,968	$4,557,721

*
The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Net sales	$1,366,373	$1,240,674	$2,670,560	$2,412,998
Cost of sales	1,089,913	1,002,289	2,143,498	1,951,634
Gross profit	276,460	238,385	527,062	461,364
Selling, general and administrative expenses	141,031	125,308	278,472	250,517
Restructuring/Asset impairment charges	3,567	7,897	6,630	12,008
Operating profit	131,862	105,180	241,960	198,839
Non-operating pension costs	513	34,410	222	38,096
Interest expense	16,217	13,823	31,012	26,908
Interest income	1,090	1,031	2,530	2,058
Income before income taxes	116,222	57,978	213,256	135,893
Provision for income taxes	30,293	17,167	53,649	42,706
Income before equity in earnings of affiliates	85,929	40,811	159,607	93,187
Equity in earnings of affiliates, net of tax	3,716	2,845	4,963	4,799
Net income	89,645	43,656	164,570	97,986
Net income attributable to noncontrolling interests	(233)	(531)	(1,103)	(1,128)
Net income attributable to Sonoco	$89,412	$43,125	$163,467	$96,858
Weighted average common shares outstanding:
Basic	100,568	100,258	100,482	100,184
Diluted	101,040	100,717	100,965	100,849
Per common share:
Net income attributable to Sonoco:
Basic	$0.89	$0.43	$1.63	$0.97
Diluted	$0.88	$0.43	$1.62	$0.96
Cash dividends	$0.41	$0.39	$0.80	$0.76
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Net income	$89,645	$43,656	$164,570	$97,986
Other comprehensive income/(loss):
Foreign currency translation adjustments	(64,587)	29,526	(41,604)	60,362
Changes in defined benefit plans, net of tax	9,422	36,711	15,239	48,010
Changes in derivative financial instruments, net of tax	(2,312)	(518)	(1,265)	(3,467)
Other comprehensive (loss)/income	(57,477)	65,719	(27,630)	104,905
Comprehensive income	32,168	109,375	136,940	202,891
Net income attributable to noncontrolling interests	(233)	(531)	(1,103)	(1,128)
Other comprehensive loss/(income) attributable to noncontrolling interests	2,107	159	1,677	(521)
Comprehensive income attributable to Sonoco	$34,042	$109,003	$137,514	$201,242
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended
	July 1, 2018	July 2, 2017
Cash Flows from Operating Activities:
Net income	$164,570	$97,986
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	133	1,486
Depreciation, depletion and amortization	120,402	103,649
Share-based compensation expense	6,122	5,682
Equity in earnings of affiliates	(4,963)	(4,799)
Cash dividends from affiliated companies	2,750	2,685
Net (gain)/loss on disposition of assets	(833)	285
Pension and postretirement plan expense	17,408	55,160
Pension and postretirement plan contributions	(24,146)	(48,511)
Net increase/(decrease) in deferred taxes	3,926	(9,487)
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Trade accounts receivable	(45,032)	(55,138)
Inventories	(16,741)	(12,795)
Payable to suppliers	16,716	11,884
Prepaid expenses	(5,602)	(5,258)
Accrued expenses	1,012	(29,289)
Income taxes payable and other income tax items	(1,031)	(11,430)
Other assets and liabilities	16,557	1,068
Net cash provided by operating activities	251,248	103,178
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(88,852)	(98,819)
Cost of acquisitions, net of cash acquired	(141,305)	(217,489)
Proceeds from the sale of assets	6,164	1,973
Investment in affiliates and other, net	559	1,372
Net cash used in investing activities	(223,434)	(312,963)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	137,272	180,363
Principal repayment of debt	(93,564)	(34,461)
Net change in commercial paper	(33,000)	87,000
Net (decrease)/increase in outstanding checks	(5,749)	1,195
Cash dividends	(79,801)	(75,604)
Shares acquired	(4,558)	(5,884)
Net cash (used in)/provided by financing activities	(79,400)	152,609
Effects of Exchange Rate Changes on Cash	(5,635)	7,541
Net Decrease in Cash and Cash Equivalents	(57,221)	(49,635)
Cash and cash equivalents at beginning of period	254,912	257,226
Cash and cash equivalents at end of period	$197,691	$207,591
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 1: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three and six months ended July 1, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
With respect to the unaudited condensed consolidated financial information of the Company for the three and six-month periods ended July 1, 2018 and July 2, 2017 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 1, 2018 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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
In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires an employer to report service cost in the same line item as other compensation costs arising from employees during the period. The other components of net benefit cost as defined are required to be presented separately from the service cost component and outside a subtotal of income from operations, if one is presented, or disclosed. This update also allows only the service cost component to be eligible for capitalization when applicable and is effective for periods beginning after December 15, 2017. The amendments are to be applied retrospectively for the presentation of the components of net benefit cost in the income statement and prospectively for the capitalization of the service cost component. The Company implemented this ASU effective January 1, 2018, modifying its income statement presentation of the components of net benefit cost accordingly, including the retrospective application to previously reported results. As a result of the retrospective application, the amounts previously reported in "Cost of sales" and "Selling, general and administrative expenses" for the three months ended July 2, 2017, were reduced by $2,510 and $31,900, respectively, and "Operating profit" increased by $34,410, in order to conform to the current presentation. The comparable changes for the six months ended July 2, 2017, were $5,267, $32,829, and $38,096, for "Cost of sales," "Selling, general and administrative expenses," and "Operating profit," respectively. No change was required to the Company's historical policy regarding the capitalization of such costs.
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
In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments," providing clarification on eight cash flow classification issues, including 1) debt prepayment or debt extinguishment costs, 2) settlement of relatively insignificant debt instruments, 3) contingent consideration payments, 4) insurance claim settlements, 5) life insurance settlements, 6) distributions received from equity method investees, 7) beneficial interests in securitization transactions, and 8) separately identifiable cash flows. This guidance, which applies to both interim and annual periods, became effective for the Company on January 1, 2018. As a result of the retrospective application, insurance proceeds totaling $1,104 received during the six months ended July 2, 2017 previously reported in "Cash Flows from Operating Activities" were reclassified to "Cash Flows from Investing Activities." Otherwise, adoption of the standard did not have a material effect on the Company's consolidated financial statements, as the Company either did not realize any cash flows from these types of activities, such amounts were immaterial, or the prescribed guidance did not differ from its current practice.
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
During the three- and six-month periods ended July 1, 2018, there have been no other newly issued nor newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements. Further, at July 1, 2018, there were no other pronouncements pending adoption that are expected to have a material impact on the Company’s consolidated financial statements.

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the impact of the adoption of Topic 606 on the Company's Condensed Consolidated Balance Sheet as of July 1, 2018:

	July 1, 2018	Adjustments	Balances without Adoption of Topic 606
Assets
Current Assets
Trade accounts receivable, net of allowances	768,338	(5,187)	763,151
Other receivables	90,954	(44,347)	46,607
Inventories:
Finished and in process	162,766	40,321	203,087
Total Assets	$4,622,968	$(9,213)	$4,613,755
Liabilities and Equity
Current Liabilities
Accrued expenses and other	285,096	(5,737)	279,359
	1,030,072	(5,737)	1,024,335
Deferred Income Taxes	79,891	(904)	78,987
Sonoco Shareholders' Equity
Retained earnings	2,120,529	(2,572)	2,117,957
Total Sonoco Shareholders’ Equity	1,767,831	(2,572)	1,765,259
Total Equity	1,790,265	(2,572)	1,787,693
Total Liabilities and Equity	$4,622,968	$(9,213)	$4,613,755
The following table summarizes the impact of the adoption of Topic 606 on the Company's Condensed Consolidated Statement of Income for the three- and six-months ending July 1, 2018:

	Three Months Ended			Six Months Ended
	July 1, 2018	Adjustments	Balances without Adoption of Topic 606	July 1, 2018	Adjustments	Balances without Adoption of Topic 606
Net sales	$1,366,373	$(966)	$1,365,407	$2,670,560	$(4,025)	$2,666,535
Cost of sales	1,089,913	(252)	1,089,661	2,143,498	(2,874)	2,140,624
Gross profit	276,460	(714)	275,746	527,062	(1,151)	525,911
Operating profit	131,862	(714)	131,148	241,960	(1,151)	240,809
Income before income taxes	116,222	(714)	115,508	213,256	(1,151)	212,105
Provision for income taxes	30,293	(186)	30,107	53,649	(299)	53,350
Income before equity in earnings of affiliates	85,929	(528)	85,401	159,607	(852)	158,755
Net income	89,645	(528)	89,117	164,570	(852)	163,718
Net income attributable to Sonoco	$89,412	$(528)	$88,884	$163,467	$(852)	$162,615

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the impact of the adoption of Topic 606 on the Company's Condensed Consolidated Statement of Comprehensive Income for the three- and six-months ending July 1, 2018:

	Three Months Ended			Six Months Ended
	July 1, 2018	Adjustments	Balances without Adoption of Topic 606	July 1, 2018	Adjustments	Balances without Adoption of Topic 606
Net income	$89,645	$(528)	$89,117	$164,570	$(852)	$163,718
Other comprehensive income/(loss):
Foreign currency translation adjustments	(64,587)	376	(64,211)	(41,604)	309	(41,295)
Other comprehensive income	(57,477)	376	(57,101)	(27,630)	309	(27,321)
Comprehensive income	32,168	(152)	32,016	136,940	(543)	136,397
Comprehensive income attributable to Sonoco	$34,042	$(152)	$33,890	$137,514	$(543)	$136,971
The following table summarizes the impact of the adoption of Topic 606 on the Company's Condensed Consolidated Statement of Cash Flows for the six months ended July 1, 2018:

	Six Months Ended
	July 1, 2018 As Reported	Adjustments	Balances without Adoption of Topic 606
Cash Flows from Operating Activities:
Net income	$164,570	$(852)	$163,718
Trade accounts receivable	(45,032)	1,551	(43,481)
Inventories	(16,741)	(2,874)	(19,615)
Other assets and liabilities	16,557	2,996	19,553
Accrued expenses	1,012	(522)	490
Income taxes payable and other income tax items	(1,031)	(299)	(1,330)
Net cash provided by operating activities	251,248	—	251,248

Note 4: Acquisitions
On April 12, 2018, the Company completed the acquisition of Highland Packaging Solutions ("Highland"). Total consideration for this acquisition was $148,805, including cash paid at closing of $141,305 and a contingent purchase liability of $7,500. Final consideration will also be subject to an adjustment for working capital, which is expected to be completed by the end of the third quarter of 2018. The contingent purchase liability is based upon a sales metric which the Company expects to meet and is payable in two installments. The first installment of $5,000 is to be paid one year after the closing date and the second installment of $2,500 is to be paid two years after the closing date. The liability for these two payments has been recognized in full on the Company's Condensed Consolidated Balance Sheet at July 1, 2018, with the first installment included in "Accrued expenses and other" and the second in "Other Liabilities." Highland manufactures thermoformed plastic packaging for fresh produce and dairy products from a single production facility in Plant City, Florida, providing total packaging solutions for customers that include sophisticated engineered containers, flexographic printed labels, and inventory management through distribution warehouses in the Southeast and West Coast of the United States. The Company financed the acquisition with proceeds from a new $100,000 term loan, along with proceeds from existing credit facilities. See Note 9 for additional information.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The preliminary fair values of the assets acquired and liabilities assumed in connection with the Highland acquisition are as follows:

Trade accounts receivable	$6,072
Inventories	25,425
Property, plant and equipment	30,880
Goodwill	48,387
Other intangible assets	45,610
Trade accounts payable	(5,995)
Other net tangible assets /(liabilities)	(1,574)
Net assets	$148,805

Factors comprising goodwill, all of which is expected to be deductible for income tax purposes, include increased access to certain markets as well as the value of the assembled workforce. Highland's financial results are included in the Company's Consumer Packaging segment and the business will operate within the Company's global plastics division.
The allocation of the purchase price of Highland to the tangible and intangible assets acquired and liabilities assumed was based on the Company's preliminary estimates of their fair value, based on information currently available. Management is continuing to finalize its valuation of certain assets and liabilities including, but not limited to: inventory; property, plant and equipment; other intangible assets; and trade accounts receivable, and expects to complete its valuations within one year of the date of acquisition.
The Company has accounted for its acquisitions as business combinations under the acquisition method of accounting, in accordance with the business combinations subtopic of the Accounting Standards Codification and has included their results of operations in the Company's Condensed Consolidated Statements of Income from their respective dates of acquisition.
The Company does not believe the Highland acquisition is an individually material transaction subject to the supplemental pro-forma information required by ASC 805. However, the prior year acquisitions of Packaging Holdings, Inc. and subsidiaries, including Peninsula Packaging LLC ("Packaging Holdings"), acquired March 14, 2017, and Clear Lam Packaging, Inc. ("Clear Lam"), acquired July 24, 2017, were considered material on a combined basis. The following table presents the Company's estimated unaudited pro forma consolidated results for the three- and six-month periods ended July 2, 2017, assuming both acquisitions had occurred on January 1, 2016. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had been completed as of the beginning of 2016, nor are they necessarily indicative of future consolidated results.

	(unaudited)
Pro Forma Supplemental Information	Three Months Ended	Six Months Ended
Consolidated	July 2, 2017	July 2, 2017
Net sales	$1,274,053	$2,511,516
Net income attributable to Sonoco	$47,711	$99,186
Earnings per share:
Pro forma basic	$0.48	$0.99
Pro forma diluted	$0.47	$0.98

The pro forma information above does not project the Company’s expected results of any future period and gives no effect for any future synergistic benefits that may result from consolidating these subsidiaries or costs from integrating their operations with those of the Company. Pro forma information includes adjustments to depreciation, amortization, interest expense, income taxes, and acquisition-related costs.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table presents the aggregate, unaudited financial results for Packaging Holdings and Clear Lam from their respective dates of acquisition:

	(unaudited)
Aggregate Supplemental Information	Three Months Ended	Six Months Ended
Packaging Holdings and Clear Lam	July 2, 2017	July 2, 2017
Actual net sales	$33,379	$68,219
Actual net income	$4,503	$184

During the second quarter of 2018, the Company finalized its valuations of the assets and liabilities acquired in conjunction with the 2017 acquisition of Clear Lam, based on information obtained about facts and circumstances that existed as of the acquisition date. As a result, measurement period adjustments were made to the previously disclosed provisional fair values of Clear Lam's net assets that decreased property, plant and equipment by $1,168, decreased other intangible assets by $1,300, increased other long-term liabilities by $1,385, increased goodwill by $4,341, and decreased other net tangibles assets by $488.
During the first quarter of 2018, the Company finalized its valuations of the assets and liabilities acquired in conjunction with the 2017 acquisition of Packaging Holdings, based on information obtained about facts and circumstances that existed as of the acquisition date. As a result, measurement period adjustments were made to the previously disclosed provisional fair values of Packaging Holding's net assets that decreased deferred tax assets by $6,516, increased long-term debt by $664, and increased goodwill by $7,180. The adjustments were primarily related to a reduction in the Company’s valuation of acquired tax loss carryforwards and the fair value of capital lease obligations.
Acquisition-related costs of $3,091 and $945 were incurred during the three months ended July 1, 2018 and July 2, 2017, respectively, and $3,636 and $5,270 during the six months ended July 1, 2018 and July 2, 2017, respectively. Acquisition-related costs consist primarily of legal and professional fees and are included in "Selling, general and administrative expenses" in the Company's Condensed Consolidated Statements of Income.
On May 25, 2018, the Company entered into a definitive agreement to acquire the remaining 70 percent interest in Conitex Sonoco (BVI), Ltd. ("Conitex Sonoco") for approximately $133,000 in cash. The Conitex Sonoco joint venture was formed in 1998 between Texpack, Inc., a Spanish-based global provider of paperboard and paper-based packaging products, and Sonoco’s former North America textile cone business. Conitex Sonoco produces uncoated recycled paperboard and tubes and cones for the global spun yarn industry, as well as adhesives, flexible intermediate bulk containers and corrugated pallets. Conitex Sonoco has approximately 1,250 employees across 13 manufacturing locations in 10 countries, including four paper mills and seven cone and tube converting operations and two other production facilities. The transaction is subject to normal international regulatory reviews and is expected to close in the fourth quarter of 2018. The Company has also entered into an agreement with Texpack, Inc. to acquire a rigid paper facility in Spain for approximately $10,000. This transaction is contingent on completion of the Conitex Sonoco acquisition and will close concurrently with it.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 5: Shareholders' Equity
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Numerator:
Net income attributable to Sonoco	$89,412	$43,125	$163,467	$96,858
Denominator:
Weighted average common shares outstanding:
Basic	100,568	100,258	100,482	100,184
Dilutive effect of stock-based compensation	472	459	483	665
Diluted	101,040	100,717	100,965	100,849
Net income attributable to Sonoco per common share:
Basic	$0.89	$0.43	$1.63	$0.97
Diluted	$0.88	$0.43	$1.62	$0.96
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
The average number of SARs that were not dilutive and therefore not included in the computation of diluted earnings per share during the three- and six-month periods ended July 1, 2018 and July 2, 2017 was as follows:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017

Anti-dilutive stock appreciation rights	1,043	532	891	444
No adjustments were made to net income attributable to Sonoco in the computations of earnings per share.
Stock Repurchases
On February 10, 2016, the Company’s Board of Directors authorized the repurchase of up to 5,000 shares of the Company's common stock. A total of 2,030 were purchased in 2016. No shares were repurchased under this authorization during 2017 or during the six months ended July 1, 2018. Accordingly, a total of 2,970 shares remain available for repurchase at July 1, 2018.
The Company frequently repurchases shares of its common stock to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 87 shares in the six months ended July 1, 2018 at a cost of $4,558, and 111 shares in the six months ended July 2, 2017 at a cost of $5,884.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Dividend Declarations
On April 18, 2018, the Board of Directors declared a regular quarterly dividend of $0.41 per share. This dividend was paid on June 8, 2018 to all shareholders of record as of May 11, 2018.
On July 18, 2018, the Board of Directors declared a regular quarterly dividend of $0.41 per share. This dividend is payable on September 10, 2018 to all shareholders of record as of August 10, 2018.

Note 6: Restructuring and Asset Impairment
The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2018 and 2017 are reported as “2018 Actions” and “2017 Actions,” respectively. Actions initiated prior to 2017, all of which were substantially complete at July 1, 2018, are reported as “2016 and Earlier Actions.”
Following are the total restructuring and asset impairment charges, net of adjustments, recognized by the Company during the periods presented:

	2018		2017
	Second Quarter	Six Months	Second Quarter	Six Months
Restructuring/Asset impairment:
2018 Actions	$2,708	$4,915	$—	$—
2017 Actions	1,017	1,422	3,884	6,188
2016 and Earlier Actions	(158)	293	3,675	5,482
Other asset impairments	—	—	338	338
Restructuring/Asset impairment charges	$3,567	$6,630	$7,897	$12,008
Income tax benefit	$(1,046)	(1,731)	$(2,338)	(3,636)
Less: Costs attributable to noncontrolling interests, net of tax	(15)	(20)	(12)	(14)
Restructuring/asset impairment charges attributable to Sonoco, net of tax	$2,506	$4,879	$5,547	$8,358
Pre-tax restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Condensed Consolidated Statements of Income.
When recognizable in accordance with GAAP, the Company expects to recognize future additional charges totaling approximately $2,350 in connection with previously announced restructuring actions. The Company believes that the majority of these charges will be incurred and paid by the end of 2018. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken.
2018 Actions
During 2018, the Company announced the closure of a flexible packaging plant in North Carolina and a global brand management facility in Canada (both part of the Consumer Packaging segment), a tubes and cores plant in Alabama (part of the Paper and Industrial Converted Products segment), and a protective packaging plant in North Carolina (part of the Protective Solutions segment). In addition, approximately 55 positions were eliminated in the first half of 2018 in conjunction with the Company's ongoing organizational effectiveness efforts.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Below is a summary of 2018 Actions and related expenses by segment and by type incurred and estimated to be incurred through completion.

2018 Actions	Second Quarter 2018	Total Incurred to Date	Estimated Total Cost
Severance and Termination Benefits
Consumer Packaging	$906	$1,694	$1,994
Display and Packaging	556	731	731
Paper and Industrial Converted Products	301	$1,292	1,292
Protective Solutions	517	776	776
Corporate	20	243	243
Asset Impairment / Disposal of Assets
Consumer Packaging	89	75	75
Protective Solutions	29	(243)	(243)
Other Costs
Consumer Packaging	(6)	5	105
Display and Packaging	3	3	3
Paper and Industrial Converted Products	293	293	1,293
Protective Solutions	—	46	146
Total Charges and Adjustments	$2,708	$4,915	$6,415
The following table sets forth the activity in the 2018 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2018 Actions	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity 2018 Year to Date
Liability at December 31, 2017	$—	$—	$—	$—
2018 charges	4,736	(168)	347	4,915
Cash receipts/(payments)	(2,039)	2,049	(309)	(299)
Asset write downs/disposals	—	(1,881)	—	(1,881)
Foreign currency translation	(22)	—	—	(22)
Liability at July 1, 2018	$2,675	$—	$38	$2,713
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Below is a summary of 2017 Actions and related expenses by segment and by type incurred and estimated to be incurred through completion.

	2018		2017		Total Incurred to Date	Estimated Total Cost
2017 Actions	Second Quarter	Six Months	Second Quarter	Six Months
Severance and Termination Benefits
Consumer Packaging	$684	$1,056	$349	$1,316	$5,247	$5,247
Display and Packaging	(7)	(15)	66	172	726	726
Paper and Industrial Converted Products	(2)	2	1,663	2,204	4,020	4,020
Protective Solutions	179	312	899	974	1,710	1,710
Corporate	—	—	—	456	452	452
Asset Impairment / Disposal of Assets
Consumer Packaging	$—	—	—	—	351	351
Display and Packaging	27	193	—	—	193	193
Paper and Industrial Converted Products	(599)	(1,264)	—	—	(1,359)	(1,359)
Protective Solutions	—	—	777	777	871	871
Other Costs
Consumer Packaging	$445	552	92	251	1,431	1,931
Display and Packaging	122	(226)	—	—	563	813
Paper and Industrial Converted Products	91	641	38	38	1,642	1,642
Protective Solutions	77	171	—	—	913	913
Corporate	—	—	—	—	(9)	(9)
Total Charges and Adjustments	$1,017	$1,422	$3,884	$6,188	$16,751	$17,501
The following table sets forth the activity in the 2017 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2017 Actions	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity 2018 Year to Date
Liability at December 31, 2017	$3,889	$—	$213	$4,102
2018 charges	1,355	(1,071)	1,138	1,422
Cash receipts/(payments)	(3,052)	1,841	(1,434)	(2,645)
Asset write downs/disposals	—	(770)	—	(770)
Foreign currency translation	(12)	—	94	82
Liability at July 1, 2018	$2,180	$—	$11	$2,191
Included in "Asset Impairment/Disposal of Assets" above are gains totaling $1,373 related to the sales of the land and buildings associated with two previously closed tube and core facilities. The Company received proceeds of $1,833 from these sales and wrote off assets with a book value totaling $460.
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
Below is a summary of expenses/(income) incurred by segment for 2016 and Earlier Actions for the three- and six-month periods ended July 1, 2018 and July 2, 2017.

	2018		2017
2016 and Earlier Actions	Second Quarter	Six Months	Second Quarter	Six Months
Consumer Packaging	$(132)	$333	$2,619	$2,593
Display and Packaging	(24)	(23)	156	551
Paper and Industrial Converted Products	(20)	(53)	875	2,228
Protective Solutions	18	36	25	103
Corporate	—	—	—	7
Total (credits)/charges, net of adjustments	$(158)	$293	$3,675	$5,482
The accrual for 2016 and Earlier Actions totaled $1,577 and $3,044 at July 1, 2018 and December 31, 2017, respectively, and is included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. The majority of the liability associated with 2016 and Earlier Actions relates to unpaid severance and building lease termination costs and is expected to be paid by the end of 2018 using cash generated from operations.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 7: Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in the balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the six months ended July 1, 2018 and July 2, 2017:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$(641)	$(467,136)	$(198,495)	$(666,272)
Other comprehensive income/(loss) before reclassifications	(1,139)	1,068	(39,927)	(39,998)
Amounts reclassified from accumulated other comprehensive loss to net income	(182)	14,171	—	13,989
Amounts reclassified from accumulated other comprehensive loss to fixed assets	56	—	—	56
Other comprehensive income/(loss)	(1,265)	15,239	(39,927)	(25,953)
Amounts reclassified from retained earnings to accumulated other comprehensive loss	$(176)	$—	$—	(176)
Balance at July 1, 2018	$(2,082)	$(451,897)	$(238,422)	$(692,401)

Balance at December 31, 2016	$1,939	$(453,821)	$(286,498)	$(738,380)
Other comprehensive income/(loss) before reclassifications	(2,220)	18,117	59,841	75,738
Amounts reclassified from accumulated other comprehensive loss to net income	(1,257)	29,893	—	28,636
Amounts reclassified from accumulated other comprehensive loss to fixed assets	10	—	—	10
Other comprehensive income/(loss)	(3,467)	48,010	59,841	104,384
Balance at July 2, 2017	$(1,528)	$(405,811)	$(226,657)	$(633,996)

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the effects on net income of significant amounts reclassified from each component of accumulated other comprehensive loss for the three- and six-month periods ended July 1, 2018 and July 2, 2017:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended		Six Months Ended
Details about Accumulated Other Comprehensive Loss Components	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017	Affected Line Item in the Condensed Consolidated Statements of Income
Gains and losses on cash flow hedges
Foreign exchange contracts	$(240)	$2,243	$570	$3,283	Net sales
Foreign exchange contracts	174	(1,317)	(353)	(2,042)	Cost of sales
Commodity contracts	68	463	10	711	Cost of sales
	2	1,389	227	1,952	Income before income taxes
	(1)	(497)	(45)	(695)	Provision for income taxes
	$1	$892	$182	$1,257	Net income
Defined benefit pension items
Effect of settlement loss(a)	$(645)	$(31,074)	$(645)	$(31,074)	Selling, general and administrative expenses
Amortization of defined benefit pension items(a)	(8,983)	(9,668)	(18,284)	(19,785)	Non-operating pension (income)/cost
	(9,628)	(40,742)	(18,929)	(50,859)	Income before income taxes
	2,419	17,224	4,758	20,966	Provision for income taxes
	$(7,209)	$(23,518)	$(14,171)	$(29,893)	Net income
Total reclassifications for the period	$(7,208)	$(22,626)	$(13,989)	$(28,636)	Net income

(a)	See Note 12 for additional details.

The following table summarizes the before and after tax amounts for the various components of other comprehensive income/(loss) for the three-month periods ended July 1, 2018 and July 2, 2017:

	Three months ended July 1, 2018			Three months ended July 2, 2017
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items	$(62,480)	$—	$(62,480)	$29,685	$—	$29,685
Defined benefit pension items:
Other comprehensive income/(loss) before reclassifications	2,635	(422)	2,213	19,168	(5,975)	13,193
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	9,628	(2,419)	7,209	40,742	(17,224)	23,518
Net other comprehensive income/(loss) from defined benefit pension items	12,263	(2,841)	9,422	59,910	(23,199)	36,711
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	(3,106)	784	(2,322)	602	(196)	406
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	(2)	1	(1)	(1,389)	497	(892)
Amounts reclassified from accumulated other comprehensive income/(loss) to fixed assets	11	—	11	(32)	—	(32)
Net other comprehensive income/(loss) from cash flow hedges	(3,097)	785	(2,312)	(819)	301	(518)
Other comprehensive income/(loss)	$(53,314)	$(2,056)	$(55,370)	$88,776	$(22,898)	$65,878

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before and after tax amounts for the various components of other comprehensive income/(loss) for the six-month periods ended July 1, 2018 and July 2, 2017:

	Six months ended July 1, 2018			Six months ended July 2, 2017
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items	$(39,927)	$—	$(39,927)	$59,841	$—	$59,841
Defined benefit pension items:
Other comprehensive income/(loss) before reclassifications	1,490	(422)	1,068	19,021	(904)	18,117
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	18,929	(4,758)	14,171	50,859	(20,966)	29,893
Net other comprehensive income/(loss) from defined benefit pension items	20,419	(5,180)	15,239	69,880	(21,870)	48,010
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	(1,631)	492	(1,139)	(3,446)	1,226	(2,220)
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	(227)	45	(182)	(1,952)	695	(1,257)
Amounts reclassified from accumulated other comprehensive income/(loss) to fixed assets	56	—	56	10	—	10
Net other comprehensive income/(loss) from cash flow hedges	(1,802)	537	(1,265)	(5,388)	1,921	(3,467)
Other comprehensive income/(loss)	$(21,310)	$(4,643)	$(25,953)	$124,333	$(19,949)	$104,384

Note 8: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill by segment for the six months ended July 1, 2018 is as follows:

	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Goodwill at December 31, 2017	$572,716	$203,414	$233,778	$231,967	$1,241,875
2018 Acquisitions	48,387	—	—	—	48,387
Foreign currency translation	(8,715)	—	(4,896)	(333)	(13,944)
Other	11,521	—	—	—	11,521
Goodwill at July 1, 2018	$623,909	$203,414	$228,882	$231,634	$1,287,839
On April 12, 2018, the Company completed the acquisition of Highland Packaging Solutions ("Highland") which resulted in the recognition of $48,387 of goodwill. Reflected in "Other" above are measurement period adjustments made in the first six months of 2018 to finalize the fair values of the assets acquired and the liabilities assumed in the 2017 acquisitions of Packaging Holdings and Clear Lam, resulting in increases in goodwill of $7,180 and $4,341, respectively. See Note 4 for additional information.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Although no reporting units failed the assessments noted above, in management’s opinion, the reporting units having the greatest risk of a significant future impairment if actual results fall short of expectations are Display and Packaging, and Paper and Industrial Converted Products - Europe. Total goodwill associated with these reporting units was $203,414 and $91,639, respectively, at July 1, 2018. A large portion of projected sales in the Display and Packaging reporting unit is concentrated in several major customers, the loss of any of which could impact the Company's conclusion regarding the likelihood of goodwill impairment for the unit.
There were no triggering events identified between the most recent annual impairment test and July 1, 2018. Although on April 20, 2018, the Company was advised by one if its Display and Packaging customers that its contract would not be renewed, it has subsequently been able to successfully retain this business through 2021. Because the estimated fair value of this reporting unit is extremely close to its carrying value, it is likely that any significant negative change in assumptions regarding future performance and / or discount rate would result in a goodwill impairment charge being recognized.

Other Intangible Assets
A summary of other intangible assets as of July 1, 2018 and December 31, 2017 is as follows:

	July 1, 2018	December 31, 2017
Other Intangible Assets, gross:
Patents	$21,969	$21,957
Customer lists	535,038	497,634
Trade names	26,987	25,148
Proprietary technology	20,763	20,779
Land use rights	289	298
Other	2,133	1,740
Other Intangible Assets, gross	$607,179	$567,556

Accumulated Amortization:
Patents	(8,231)	(7,187)
Customer lists	(227,296)	(210,212)
Trade names	(5,777)	(4,427)
Proprietary technology	(14,084)	(13,192)
Land use rights	(49)	(47)
Other	(1,327)	(1,196)
Total Accumulated Amortization	$(256,764)	$(236,261)
Other Intangible Assets, net	$350,415	$331,295
The acquisition of Highland in April 2018 resulted in the addition of $45,610 of intangible assets, the vast majority of which related to customer lists. These intangibles will be amortized over a weighted average useful life of approximately 13 years. In addition, measurement period adjustments were made in the second quarter of 2018 to the provisional fair values of the intangible assets acquired in the July 2017 acquisition of Clear Lam resulting in a $1,300 reduction in the value previously attributed to customer lists. See Note 4 for additional information.
Other intangible assets are amortized on a straight-line basis over their respective useful lives, which generally range from three to forty years. The Company has no intangible assets with indefinite lives.
Aggregate amortization expense was $12,401 and $9,378 for the three months ended July 1, 2018 and July 2, 2017, respectively, and $22,603 and $16,589 for the six months ended July 1, 2018 and July 2, 2017, respectively. Amortization expense on other intangible assets is expected to total approximately $46,100 in 2018, $45,400 in 2019, $42,300 in 2020, $41,400 in 2021 and $39,500 in 2022.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 9: Debt
On April 12, 2018, the Company entered into a $100,000 term loan with Bank of America, N.A. The full amount was drawn from this facility on April 12, 2018, and the proceeds, along with proceeds from existing credit facilities, were used to fund the acquisition of Highland Packaging Solutions. The loan has a 364-day term and the Company has a one-time option to extend the term for an additional 364 days at its sole discretion. Interest is assessed at the London Interbank Offered Rate (LIBOR) plus a margin based on a pricing grid that uses the Company's credit ratings. The current LIBOR margin is 110 basis points. There is no required amortization and repayment can be accelerated at any time at the discretion of the Company. The Company repaid $50,000 of the borrowings from this term loan during the second quarter of 2018.

Note 10: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	July 1, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$1,274,325	$1,369,785	$1,288,002	$1,426,862
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
Cash Flow Hedges
At July 1, 2018 and December 31, 2017, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. These contracts, which have maturities ranging to December 2019, qualify as cash flow hedges under U.S. GAAP. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. Gains and losses on the derivative instrument representing hedge components excluded from the assessment of effectiveness are recognized currently in current earnings and are presented in the same line of the income statement expected for the hedged item.
Commodity Cash Flow Hedges
The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas and aluminum. At July 1, 2018, natural gas swaps covering approximately 5.0 million MMBTUs were outstanding. These contracts represent approximately 74% and 33% of anticipated U.S. and Canadian usage for the remainder of 2018 and 2019, respectively. Additionally, the Company had swap contracts covering 1,905 metric tons of aluminum, representing approximately 51% of anticipated usage for the remainder of 2018. The fair values of the Company’s commodity cash flow hedges netted to a loss position of $(593) at July 1, 2018, and $(1,713) at December 31, 2017. The amount of the loss included in Accumulated Other Comprehensive Loss at July 1, 2018, that is expected to be reclassified to the income statement during the next twelve months is $(233).

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales, purchases, and capital spending forecast to occur in 2018. The net positions of these contracts at July 1, 2018 were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	3,821,059
Mexican peso	purchase	351,178
Polish zloty	purchase	217,049
Russian ruble	purchase	31,506
Canadian dollar	purchase	26,485
British pound	purchase	5,535
Turkish lira	purchase	5,194
New Zealand dollar	sell	(262)
Australian dollar	sell	(709)
Euro	sell	(51,137)
The fair value of these foreign currency cash flow hedges related to forecasted sales and purchases netted to a loss position of $(1,826) at July 1, 2018 and a gain position of $950 at December 31, 2017. In addition, the Company has entered into forward contracts to hedge certain foreign currency cash flow transactions related to construction in progress. As of July 1, 2018 and at December 31, 2017, the net position of these contracts was $(262) and $330, respectively. During the six months ended July 1, 2018, gains from these hedges totaling $56 were reclassified from accumulated other comprehensive income and included in the carrying value of the related fixed assets acquired. Losses of $(262) are expected to be reclassified from accumulated other comprehensive income and included in the carrying value of the related fixed assets acquired during the next twelve months. For all cash flow hedges, losses of $(1,564) are expected to be reclassified from accumulated other comprehensive income to the income statement during the next twelve months.
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
The net positions of these contracts at July 1, 2018, were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	7,353,411
Mexican peso	purchase	151,893
Canadian dollar	sell	(52,228)
The fair value of the Company’s other derivatives was in a loss position of $(284) and $(581) at July 1, 2018 and December 31, 2017, respectively.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the location and fair values of the Company’s derivative instruments at July 1, 2018 and December 31, 2017:

Description	Balance Sheet Location	July 1, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$279	$149
Commodity Contracts	Accrued expenses and other	$(658)	$(1,417)
Commodity Contracts	Other liabilities	$(214)	$(445)
Foreign Exchange Contracts	Prepaid expenses	$154	$2,232
Foreign Exchange Contracts	Accrued expenses and other	$(1,980)	$(1,282)
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Prepaid expenses	$2	$90
Foreign Exchange Contracts	Accrued expenses and other	$(286)	$(671)
While certain of the Company’s derivative contract arrangements with its counterparties provide for the ability to settle contracts on a net basis, the Company reports its derivative positions on a gross basis. There are no collateral arrangements or requirements in these agreements.
The following tables set forth the effect of the Company’s derivative instruments on financial performance for the three months ended July 1, 2018 and July 2, 2017:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Three months ended July 1, 2018
Foreign Exchange Contracts	$(4,407)	Net sales	$(240)
		Cost of sales	$174
Commodity Contracts	$1,301	Cost of sales	$68

Three months ended July 2, 2017
Foreign Exchange Contracts	$509	Net sales	$2,243
		Cost of sales	$(1,317)
Commodity Contracts	$93	Cost of sales	$463

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Three months ended July 1, 2018
Foreign Exchange Contracts	$—	Cost of sales
	$1,270	Selling, general and administrative
Three months ended July 2, 2017
Foreign Exchange Contracts	$—	Cost of sales
	$1,665	Selling, general and administrative

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

	Three months ended July 1, 2018		Three months ended July 2, 2017
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$(240)	$242	$2,243	$(854)

The effects of cash flow hedging:

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$(240)	$174	$2,243	$(1,317)

Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$—	$68	$—	$463
The following tables set forth the effect of the Company’s derivative instruments on financial performance for the six months ended July 1, 2018 and July 2, 2017:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Six months ended July 1, 2018
Foreign Exchange Contracts	$(2,761)	Net sales	$570
		Cost of sales	$(353)
Commodity Contracts	$1,130	Cost of sales	$10
Six months ended July 2, 2017
Foreign Exchange Contracts	$(2,183)	Net sales	$3,283
		Cost of sales	$(2,042)
Commodity Contracts	$(1,263)	Cost of sales	$711

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Six months ended July 1, 2018
Foreign Exchange Contracts	$—	Cost of sales
	$2,024	Selling, general and administrative
Six months ended July 2, 2017
Foreign Exchange Contracts	$—	Cost of sales
	$1,098	Selling, general and administrative

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

	Six months ended July 1, 2018		Six months ended July 2, 2017
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$570	$(343)	$3,283	$(1,331)

The effects of cash flow hedging:

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$570	$(353)	$3,283	$(2,042)

Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$—	$10	$—	$711

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
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	July 1, 2018	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(593)	$—	$—	$(593)	$—
Foreign exchange contracts	$(1,826)	$—	$—	$(1,826)	$—
Non-hedge derivatives, net:
Foreign exchange contracts	$(284)	$—	$—	$(284)	$—
Deferred compensation plan assets	$273	$—	$273	$—	$—

Description	December 31, 2017	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(1,713)	$—	$—	$(1,713)	$—
Foreign exchange contracts	$950	$—	$—	$950	$—
Non-hedge derivatives, net:
Foreign exchange contracts	$(581)	$—	$—	$(581)	$—
Deferred compensation plan assets	$268	$—	$268	$—	$—

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
The Company does not currently have any non-financial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company’s financial assets or liabilities are measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the three- and six-month periods ended July 1, 2018.

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
The components of net periodic benefit cost include the following:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Retirement Plans
Service cost	$4,478	$4,497	$9,150	$9,209
Interest cost	13,573	13,668	27,551	28,369
Expected return on plan assets	(22,580)	(19,698)	(45,789)	(40,536)
Amortization of prior service cost	242	224	491	455
Amortization of net actuarial loss	9,162	9,792	18,582	19,960
Effect of settlement loss	645	31,074	645	31,074
Net periodic benefit cost	$5,520	$39,557	$10,630	$48,531

Retiree Health and Life Insurance Plans
Service cost	$70	$80	$149	$164
Interest cost	110	104	221	224
Expected return on plan assets	(218)	(406)	(690)	(820)
Amortization of prior service credit	(123)	(123)	(249)	(250)
Amortization of net actuarial gain	(298)	(225)	(540)	(380)
Net periodic benefit income	$(459)	$(570)	$(1,109)	$(1,062)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The Company made aggregate contributions of $9,995 and $34,445 to its defined benefit retirement and retiree health and life insurance plans during the six months ended July 1, 2018 and July 2, 2017, respectively. The Company expects to make additional aggregate contributions of approximately $14,500 to its defined benefit retirement and retiree health and life insurance plans over the remainder of 2018.

The Company recognized settlement losses totaling $645 during the six months ended July 1, 2018 resulting from payments made to certain participants of the Company's Canadian pension plan who elected the lump sum option of distribution upon retirement. Settlement losses in the prior year totaling $31,074 resulted from the Company's initiative to settle the pension obligation of certain terminated vested participants in the U.S. qualified retirement plans, through a lump sum payment or the purchase of an annuity.

Sonoco Retirement Contribution (SRC)
The SRC, which is funded annually in the first quarter, totaled $14,151 during the six months ended July 1, 2018, and $14,066 during the six months ended July 2, 2017. No additional SRC contributions are expected during the remainder of 2018. The Company recognized expense related to the SRC of $3,855 and $3,820 for the quarters ended July 1, 2018 and July 2, 2017, respectively, and $7,887 and $7,691, for the six-month periods ended July 1, 2018 and July 2, 2017, respectively.

Note 13: Income Taxes
The Company’s effective tax rate for the three- and six-month periods ending July 1, 2018, was 26.1% and 25.2%, respectively, and its effective rate for the three- and six-month periods ending July 2, 2017, was 29.6% and 31.4%, respectively. The rates for the three- and six-month periods ending July 1, 2018 varied from the U.S. statutory rate due primarily to the new international tax regime of the U.S. as part of the enactment of the Tax Cuts and Jobs Act (Tax Act) as well as the effect of state income taxes. The rates for the three- and six-month periods ending July 2, 2017 varied from the U.S. statutory rate due primarily to the favorable effect of certain international operations that were subject to tax rates generally lower than the U.S. rate.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. No subsequent adjustments were made during the six months ended July 1, 2018, to the provisional amounts recorded in December. Any such adjustments will be recorded to tax expense in 2018 in the quarter the analysis is completed.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2012. The Company is currently under audit by the Internal Revenue Service for the 2012 and 2013 tax years.
The Company’s reserve for uncertain tax benefits has increased by approximately $1,400 since December 31, 2017, due primarily to an increase in reserves related to existing uncertain tax positions. The Company believes that it is reasonably possible that the amount reserved for unrecognized tax benefits at July 1, 2018 will decrease by approximately $800 over the next twelve months. This change includes the anticipated increase in reserves related to existing positions offset by settlements of issues currently under examination and the release of existing reserves due to the expiration of the statute of limitations. Although the Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental, management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis. The Company has operations and

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

pays taxes in many countries outside of the U.S. and taxes on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that the loss of such benefit would have a material effect on the Company’s overall effective tax rate.
As previously disclosed, the Company received a draft Notice of Proposed Adjustment (“NOPA”) from the Internal Revenue Service (IRS) in February 2017 proposing an adjustment to income for the 2013 tax year based on the IRS's recharacterization of a distribution of an intercompany note made in 2012, and the subsequent repayment of the note over the course of 2013, as if it were a cash distribution made in 2013. In March 2017, the Company received a draft NOPA proposing penalties of $18,000 associated with the IRS’s recharacterization, as well as an Information Document Request (“IDR”) requesting the Company’s analysis of why such penalties should not apply. The Company responded to this IDR in April 2017. On October 5, 2017, the Company received two revised draft NOPAs proposing the same adjustments and penalties as in the prior NOPAs. On November 14, 2017, the Company received two final NOPAs proposing the same adjustments and penalties as in the prior draft NOPAs. On November 20,  2017, the Company received a Revenue Agent's Report (“RAR”) that included the same adjustments and penalties as in the NOPAs.  At the time of the distribution in 2012, it was characterized as a dividend to the extent of earnings and profits, with the remainder as a tax free return of basis and taxable capital gain. As the IRS proposes to recharacterize the distribution, the entire distribution would be characterized as a dividend. The incremental tax liability associated with the income adjustment proposed in the RAR would be approximately $89,000, excluding interest and the previously referenced penalties. On January 22, 2018, the Company filed a protest to the proposed deficiency with the IRS. The Company received a rebuttal of its protest from the IRS on July 10, 2018, and the matter will now be referred to the Appeals Division of the IRS. The Company strongly believes the position of the IRS with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that the Company's previously reported income tax provision for the year in question is appropriate. However, there can be no assurance that this matter will be resolved in the Company's favor. Regardless of whether the matter is resolved in the Company's favor, the final resolution of this matter could be expensive and time consuming to defend and/or settle. While the Company believes that the amount of tax originally paid with respect to this distribution is correct, and accordingly has not provided additional reserve for tax uncertainty, there is still a possibility that an adverse outcome of the matter could have a material effect on its results of operations and financial condition.

Note 14: Revenue Recognition
The Company adopted ASU 2014-09, "Revenue from Contracts with Customers," as of January 1, 2018. The impact of the adoption was the recognition of a $1,721 increase in the Company's beginning retained earnings. See impact of adoption in Note 3 and additional discussion in Note 2 to these condensed consolidated financial statements.
The Company records revenue when control is transferred to the customer, which is either upon shipment or over time in cases where the Company is entitled to payment for products produced that are customer specific without alternative use. The Company recognizes over time revenue under the output method as goods are produced. Revenue that is recognized at a point in time is recognized when the customer obtains control of the goods. Customers obtain control either when goods are delivered to the customer facility, if the Company is responsible for arranging transportation, or when picked up by the customer's designated carrier. The Company commonly enters into Master Supply Arrangements (MSA) with customers to provide goods and/or services over specific time periods. Customers submit purchase orders with quantities and prices to create a contract for accounting purposes. Shipping and handling expenses are included in "Cost of Sales," and freight charged to customers is included in "Net Sales" in the Company's Condensed Consolidated Statements of Income.
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

	July 1, 2018	January 1, 2018 As adjusted
Contract Assets	$48,765	$45,877
Contract Liabilities	$(5,737)	$(5,215)

Significant changes in the contract assets and liabilities balances during the period were as follows:

	July 1, 2018		January 1, 2018 Adjusted
	Contract Asset	Contract Liability	Contract Asset	Contract Liability
Beginning Balance	$45,877	$(5,215)	$—	$—
Revenue recognized that was included in the contract liabilities balance at the beginning of the period	—	(522)	—	—
Increases due to rights to consideration for customer specific goods produced, but not billed during the period	48,765	—	—	—
Transferred to receivables from contract assets recognized at the beginning of the period	(45,877)	—	—	—
Increase as a result of cumulative catch-up arising from changes in the estimate of completion, excluding amounts transferred to receivables during the period	—	—	45,877	(5,215)
Impairment of contract asset	—	—	—	—
Acquired as part of a business combinations	—	—	—	—
Ending Balance	$48,765	$(5,737)	$45,877	$(5,215)

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth information about revenue disaggregated by primary geographic regions, and timing of revenue recognition for the three-month period ended July 1, 2018. The table also includes a reconciliation of disaggregated revenue with reportable segments.

Three Months Ended	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions
Primary Geographical Markets:
United States	$446,573	$69,180	$279,701	$111,748
Europe	101,954	72,377	90,398	6,816
Canada	30,595	—	33,762	—
Other	36,940	1,703	70,276	14,350
Total	$616,062	$143,260	$474,137	$132,914

Timing of Revenue Recognition:
Products transferred at a point in time	$386,850	$99,233	$452,576	$109,636
Products transferred over time	229,212	44,027	21,561	23,278
Total	$616,062	$143,260	$474,137	$132,914
The following table sets forth information about revenue disaggregated by primary geographic regions, and timing of revenue recognition for the six-month period ended July 1, 2018. The table also includes a reconciliation of disaggregated revenue with reportable segments.

Six Months Ended	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions
Primary Geographical Markets:
United States	$844,559	$143,064	$545,463	$222,248
Europe	209,017	138,322	183,253	13,605
Canada	58,301	—	66,635	—
Other	74,037	4,532	139,439	28,085
Total	$1,185,914	$285,918	$934,790	$263,938

Timing of Revenue Recognition:
Products transferred at a point in time	$732,416	$200,876	$893,667	$221,435
Products transferred over time	453,498	85,042	41,123	42,503
Total	$1,185,914	$285,918	$934,790	$263,938

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
SEGMENT FINANCIAL INFORMATION

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Net sales:
Consumer Packaging	$616,062	$521,262	$1,185,914	$1,003,443
Display and Packaging	143,260	115,612	285,918	230,247
Paper and Industrial Converted Products	474,137	469,197	934,790	911,699
Protective Solutions	132,914	134,603	263,938	267,609
Consolidated	$1,366,373	$1,240,674	$2,670,560	$2,412,998
Intersegment sales:
Consumer Packaging	$1,122	$1,353	$1,861	$2,576
Display and Packaging	624	824	1,162	1,574
Paper and Industrial Converted Products	33,433	36,680	67,976	65,053
Protective Solutions	282	519	855	918
Consolidated	$35,461	$39,376	$71,854	$70,121
Operating profit:
Segment operating profit:
Consumer Packaging	$63,670	$60,376	$124,758	$119,836
Display and Packaging	(570)	1,479	1,162	4,701
Paper and Industrial Converted Products	61,542	45,437	101,323	72,287
Protective Solutions	13,626	11,016	24,306	21,947
Restructuring/Asset impairment charges	(3,567)	(7,897)	(6,630)	(12,008)
Other, net	(2,839)	(5,231)	(2,959)	(7,924)
Consolidated	$131,862	$105,180	$241,960	$198,839

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
Spartanburg
In connection with its acquisition of Tegrant in November 2011, the Company identified potential environmental contamination at a site in Spartanburg, South Carolina. The total remediation cost of the Spartanburg site was estimated to be $17,400 at the time of acquisition and an accrual in this amount was recorded on Tegrant’s opening balance sheet. Since the acquisition, the Company has spent a total of $1,116 on remediation of the Spartanburg site. During previous years, the Company has increased its reserves for this site by a total of $17 in order to reflect its best estimate of what it is likely to pay in order to complete the remediation. At July 1, 2018 and December 31, 2017, the Company's accrual for environmental contingencies related to the Spartanburg site totaled $16,301 and $16,504, respectively. The Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts accrued with respect to this exposure. However, the Company does not believe that the resolution of this matter has a reasonable possibility of having a material adverse effect on the Company's financial statements.

Other environmental matters
The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time. However, the Company does not believe that the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company's financial statements. At July 1, 2018 and December 31, 2017, the Company's accrual for these other sites totaled $3,338 and $3,802, respectively.
Summary
As of July 1, 2018 and December 31, 2017, the Company (and its subsidiaries) had accrued $19,639 and $20,306, respectively, related to environmental contingencies. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets.
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

To the Board of Directors and Shareholders of Sonoco Products Company,

Results of Review of Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company and its subsidiaries as of July 1, 2018, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended July 1, 2018 and July 2, 2017 and the condensed consolidated statement of cash flows for the six-month periods ended July 1, 2018 and July 2, 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of income, comprehensive income, changes in total equity and of cash flows for the year then ended (not presented herein), and in our report dated February 28, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/PricewaterhouseCoopers LLP

Charlotte, North Carolina
August 1, 2018

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

•	costs of labor;

•	work stoppages due to labor disputes;

•	success of new product development, introduction and sales;

•	consumer demand for products and changing consumer preferences;

SONOCO PRODUCTS COMPANY

•	ability to be the low-cost global leader in customer-preferred packaging solutions within targeted segments;

•	competitive pressures, including new product development, industry overcapacity, and changes in competitors' pricing for products;

•	ability to maintain or increase productivity levels, contain or reduce costs, and maintain positive price/cost relationships;

•	ability to negotiate or retain contracts with customers, including in segments with concentration of sales volume;

•	ability to improve margins and leverage cash flows and financial position;

•	continued strength of our paperboard-based tubes and cores and composite can operations;

•	ability to manage the mix of business to take advantage of growing markets while reducing cyclical effects of some of the Company's existing businesses on operating results;

•	ability to maintain innovative technological market leadership and a reputation for quality;

•	ability to attract and retain talented and qualified employees, managers and executives;

•	ability to profitably maintain and grow existing domestic and international business and market share;

•	ability to expand geographically and win profitable new business;

•	ability to identify and successfully close suitable acquisitions at the levels needed to meet growth targets, and successfully integrate newly acquired businesses into the Company's operations;

•	the costs, timing and results of restructuring activities;

•	availability of credit to us, our customers and suppliers in needed amounts and on reasonable terms;

•	effects of our indebtedness on our cash flow and business activities;

•	fluctuations in interest rates and our borrowing costs;

•	fluctuations in obligations and earnings of pension and postretirement benefit plans;

•	accuracy of assumptions underlying projections of benefit plan obligations and payments, valuation of plan assets, and projections of long-term rates of return;

•	cost of employee and retiree medical, health and life insurance benefits;

•	resolution of income tax contingencies;

•	foreign currency exchange rate fluctuations, interest rate and commodity price risk and the effectiveness of related hedges;

•	changes in U.S. and foreign tariffs, tax rates, and tax laws, regulations, interpretations and implementation thereof;

•	accuracy in valuation of deferred tax assets;

•	accuracy of assumptions underlying projections related to goodwill impairment testing, and accuracy of management's assessment of goodwill impairment;

•	accuracy of assumptions underlying fair value measurements, accuracy of management's assessments of fair value and fluctuations in fair value;

•	ability to maintain effective internal controls over financial reporting;

•	liability for and anticipated costs of resolution of legal proceedings;

•	liability for and anticipated costs of environmental remediation actions;

•	effects of environmental laws and regulations;

•	operational disruptions at our major facilities;

•	failure or disruptions in our information technologies;

•	failure of third party transportation providers to deliver our products to our customers or to deliver raw materials to us;

•	substantially lower than normal crop yields;

•	loss of consumer or investor confidence;

•	ability to protect our intellectual property rights;

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

SONOCO PRODUCTS COMPANY

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
Second Quarter 2018 Compared with Second Quarter 2017
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

	For the three months ended July 1, 2018
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Operating profit	$131,862	$3,567	$2,839	$138,268
Non-operating pension (income)/costs	513	—	(645)	(132)
Interest expense, net	15,127	—	—	15,127
Income before income taxes	116,222	3,567	3,484	123,273
Provision for income taxes	30,293	1,046	1,586	32,925
Income before equity in earnings of affiliates	85,929	2,521	1,898	90,348
Equity in earnings of affiliates, net of tax	3,716	—	—	3,716
Net income	89,645	2,521	1,898	94,064
Net (income) attributable to noncontrolling interests	(233)	(15)	—	(248)
Net income attributable to Sonoco	$89,412	$2,506	$1,898	$93,816
Per diluted common share*	$0.88	$0.02	$0.02	$0.93
*Due to rounding individual items may not sum across
(1)Consists primarily of acquisition-related costs and a pension settlement charge related to the Company's Canadian pension plan, partially offset by a gain from the effect of a change in the U.S. corporate tax rate on deferred tax adjustments and a small insurance settlement gain.

SONOCO PRODUCTS COMPANY

	For the three months ended July 2, 2017
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Operating profit	$105,180	$7,897	$5,231	$118,308
Non-operating pension (income)/costs	34,410	—	(31,074)	3,336
Interest expense, net	12,792	—	—	12,792
Income before income taxes	57,978	7,897	36,305	102,180
Provision for income taxes	17,167	2,338	13,147	32,652
Income before equity in earnings of affiliates	40,811	5,559	23,158	69,528
Equity in earnings of affiliates, net of tax	2,845	—	—	2,845
Net income	43,656	5,559	23,158	72,373
Net (income) attributable to noncontrolling interests	(531)	(12)	—	(543)
Net income attributable to Sonoco	$43,125	$5,547	$23,158	$71,830
Per diluted common share*	$0.43	$0.06	$0.23	$0.71
*Due to rounding individual items may not sum across
(1) Includes pension settlement charges of $31,074, costs related to acquisitions and potential acquisitions, and certain other charges, partially offset by insurance settlement gains.

RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended July 1, 2018 versus the three months ended July 2, 2017.
OVERVIEW
Net sales for the second quarter of 2018 increased 10.1% to $1,366 million, compared with $1,241 million in the same period last year. The improvement reflects an increase in sales added by acquisitions, volume growth, the positive impact of foreign exchange and higher selling prices implemented to recover rising costs for raw materials, freight, and other operating expenses.
Net income attributable to Sonoco for the second quarter of 2018 increased 107.3% to $89.4 million, $0.88 per diluted share, compared to $43.1 million, $0.43 per diluted share, reported for the same period of 2017. Current quarter net income includes after-tax, non-base charges totaling $4.4 million, consisting primarily of restructuring and acquisition-related costs. Results for the second quarter of 2017 include non-base, after-tax restructuring and asset impairment charges of $5.5 million and after-tax, non-base pension settlement and other charges of $23.2 million. Adjusted for these items, second-quarter 2018 base net income attributable to Sonoco (base earnings) increased 30.6% to $93.8 million, $0.93 per diluted share, from $71.8 million, $0.71 per diluted share, in 2017.
The higher second quarter 2018 earnings were largely the result of a positive price/cost impact, particularly in the Company's Paper and Industrial Converted Products segment, as the Company was successful in raising prices on tubes, cores and paper that are not tied to an index with all regions of the world reporting a favorable year-over-year spread on price/cost. Additionally, continued improvement in market conditions for corrugating medium benefitted earnings year over year. Strong manufacturing productivity in the Company's Consumer Packaging segment and lower restructuring, asset impairment, and acquisition-related charges also contributed to the overall increase in earnings over the previous year's second quarter. The year-over-year improvement also reflects a lower effective tax rate due to the 2017 Tax Cuts and Jobs Act ("Tax Act"). These positive factors were slightly offset by higher management incentives as well as general wage and other inflation.

SONOCO PRODUCTS COMPANY

OPERATING REVENUE
Net sales for the second quarter of 2018 increased $126 million from the prior-year quarter.
The components of the sales change were:

($ in millions)
Volume/mix	$35
Selling prices	11
Acquisitions	62
Foreign currency translation and other, net	18

Total sales increase	$126

COSTS AND EXPENSES
The Company's gross profit margin percentage increased to 20.2% this quarter compared to 19.2% in the prior-year quarter. The 100 basis point increase in gross profit margin was largely attributable to the favorable price/cost relationship driven by stronger market conditions, procurement productivity, and the timing and direction of material cost movements. Margins also benefitted from improved manufacturing cost productivity, partially offset by wage and operating cost inflation. The translation impact of a weaker dollar increased reported cost of goods sold by approximately $17 million compared to the second quarter of 2017.
Selling, general and administrative ("SG&A") costs for the quarter increased $15.7 million, or 12.5%, year over year due primarily to SG&A expenses incurred by the operations of acquired businesses, higher management incentives and wage inflation.
Second-quarter restructuring costs and asset impairment charges totaled $3.6 million compared with $7.9 million in the same period last year. Additional information regarding restructuring and asset impairment charges is provided in Note 6 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-operating pension costs decreased $33.9 million for the quarter due primarily to lower pension settlement costs in the current year and a higher expected return on plan assets resulting from a larger asset base following the strong investment performance in 2017 and the $50 million voluntary contribution made to the Company's U.S. pension plans in October 2017.
Net interest expense for the second quarter increased to $15.1 million, compared with $12.8 million during the second quarter of 2017. The increase was primarily due to higher average borrowings in the current-year quarter stemming from acquisition financing.
The effective tax rate on GAAP and base earnings in the second quarter of 2018 was 26.1% and 26.7%, respectively, compared with 29.6% and 32.0%, respectively, for last year's quarter. The Tax Act lowered the year-over-year effective tax rate on both GAAP and base earnings. The prior year's GAAP tax rate benefitted from a favorable distribution of earnings between low and high tax jurisdictions, primarily from the previously discussed pension settlement costs occurring in the United States. This lessened the year-over-year change in the GAAP effective tax rate.

SONOCO PRODUCTS COMPANY

REPORTABLE SEGMENTS
The following table recaps net sales attributable to each of the Company’s segments for the second quarters of 2018 and 2017 ($ in thousands):

	Three Months Ended
	July 1, 2018	July 2, 2017	% Change
Net sales:
Consumer Packaging	$616,062	$521,262	18.2%
Display and Packaging	143,260	115,612	23.9%
Paper and Industrial Converted Products	474,137	469,197	1.1%
Protective Solutions	132,914	134,603	(1.3)%
Consolidated	$1,366,373	$1,240,674	10.1%
The following table recaps operating profit attributable to each of the Company’s segments during the second quarters of 2018 and 2017 ($ in thousands):

	Three Months Ended
	July 1, 2018	July 2, 2017	% Change
Operating profit:
Segment operating profit:
Consumer Packaging	$63,670	$60,376	5.5%
Display and Packaging	(570)	1,479	(138.5)%
Paper and Industrial Converted Products	61,542	45,437	35.4%
Protective Solutions	13,626	11,016	23.7%
Restructuring/Asset impairment charges	(3,567)	(7,897)
Other, net	(2,839)	(5,231)
Consolidated	$131,862	$105,180	25.4%
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

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the second quarters of 2018 and 2017 ($ in thousands):

	Three Months Ended
	July 1, 2018	July 2, 2017
Restructuring/Asset impairment charges:
Consumer Packaging	$1,986	$3,060
Display and Packaging	677	222
Paper and Industrial Converted Products	64	2,914
Protective Solutions	820	1,701
Corporate	20	—
Consolidated	$3,567	$7,897
Consumer Packaging
The Consumer Packaging segment includes the following products and services: round and shaped rigid containers and trays (both composite and thermoformed plastic); extruded and injection-molded plastic products; printed flexible packaging; global brand artwork management; and metal and peelable membrane ends and closures.

SONOCO PRODUCTS COMPANY

Segment sales increased 18.2% compared to the prior-year quarter due to sales added from acquisitions, the positive impact from changes in foreign exchange rates, and higher selling prices. Sales also benefitted from higher sales volume in flexible packaging and European and Asian composite cans, partially offset by a decline in plastic container sales volume.
Segment operating profit grew 5.5% compared to the prior-year quarter due to a positive price/cost relationship, solid productivity gains, and the benefit of acquisitions, which more than offset higher operating expenses due to inflation and higher management incentives. Segment operating margin declined to 10.3% in the quarter from 11.6% in 2017 due to changes in the mix of business, including changes from acquisitions, and higher operating costs.

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
Sales for the quarter were up 23.9% compared to last year’s quarter due primarily to volume growth from a new pack center near Atlanta and the positive impact of foreign exchange.
Segment operating profit decreased $2.0 million largely due to inefficiencies and higher operating costs associated with the start up of new production lines at the Atlanta pack center. The Company continues working to resolve these issues.
Paper and Industrial Converted Products
The Paper and Industrial Converted Products segment includes the following products: paperboard tubes and cores; fiber-based construction tubes and forms; wooden, metal and composite wire and cable reels and spools; and recycled paperboard, linerboard, corrugating medium, recovered paper and material recycling services.
Reported segment sales increased approximately 1.1% percent from the prior-year quarter as volume/mix growth and the positive impact of foreign exchange more than offset lower selling prices associated with lower recovered paper prices. Volume/mix gains in North American paper operations as well as wire and cable reels were partially offset by declines in North American and European tube and core volumes.
Operating profit increased 35.4% over the prior year driven by a positive price/cost relationship across most of the segment, excluding recycling operations, which also helped drive a 330 basis point improvement in segment operating margin to 13.0%.
Protective Solutions
The Protective Solutions segment includes the following products: custom-engineered, paperboard-based and expanded foam protective packaging and components; and temperature-assured packaging.
Segment sales for the quarter declined 1.3% year over year as the negative impact of foreign exchange transaction losses on foreign currency denominated sales offset higher selling prices. Volume/mix was essentially flat as continued declines in the segment’s automotive components business was offset by growth in temperature-assured packaging.
Operating profits increased 23.7% from the prior-year quarter due primarily to positive price/cost relationship and productivity improvements more than offsetting higher operating inflation. Segment operating margin increased to 10.3% from 8.2% in the prior-year quarter.

SONOCO PRODUCTS COMPANY

Six Months Ended July 1, 2018 Compared with Six Months Ended July 2, 2017
RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for each of the periods presented.

	For the six months ended July 1, 2018
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Operating profit	$241,960	$6,630	$2,959	$251,549
Non-operating pension (income)/costs	222	—	(645)	(423)
Interest expense, net	28,482	—	—	28,482
Income before income taxes	213,256	6,630	3,604	223,490
Provision for income taxes	53,649	1,731	3,498	58,878
Income before equity in earnings of affiliates	159,607	4,899	106	164,612
Equity in earnings of affiliates, net of tax	4,963	—	—	4,963
Net income	164,570	4,899	106	169,575
Net (income) attributable to noncontrolling interests	(1,103)	(20)	—	(1,123)
Net income attributable to Sonoco	$163,467	$4,879	$106	$168,452
Per diluted common share*	$1.62	$0.05	$0.00	$1.67
*Due to rounding individual items may not sum across
(1)Consists primarily of acquisition-related costs and a pension settlement charge related to the Company's Canadian pension plan, partially offset by a gain from the effect of a change in the U.S. corporate tax rate on deferred tax adjustments and a small insurance settlement gain.

	For the six months ended July 2, 2017
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Operating profit	$198,839	$12,008	$7,924	$218,771
Non-operating pension (income)/costs	38,096	—	(31,074)	7,022
Interest expense, net	24,850	—	—	24,850
Income before income taxes	135,893	12,008	38,998	186,899
Provision for income taxes	42,706	3,636	12,506	58,848
Income before equity in earnings of affiliates	93,187	8,372	26,492	128,051
Equity in earnings of affiliates, net of tax	4,799	—	—	4,799
Net income	97,986	8,372	26,492	132,850
Net (income) attributable to noncontrolling interests	(1,128)	(14)	—	(1,142)
Net income attributable to Sonoco	$96,858	$8,358	$26,492	$131,708
Per diluted common share*	$0.96	$0.08	$0.26	$1.31
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

SONOCO PRODUCTS COMPANY

RESULTS OF OPERATIONS
The following discussion provides a review of results for the six months ended July 1, 2018 versus the six months ended July 2, 2017.
OVERVIEW
Net sales for the first six months of 2018 increased 10.7% to $2,671 million, compared with $2,413 million in the same period last year. The improvement reflects an increase in sales added by acquisitions, volume growth, the positive impact of foreign exchange and higher selling prices implemented to recover certain rising raw material prices, rising freight and other operating inflation.
Net income attributable to Sonoco for the first six months of 2018 increased 68.8% to $163 million, $1.62 per diluted share, compared to $97 million, $0.96 per diluted share, reported for the same period of 2017. Current period net income includes after-tax, non-base charges totaling $5 million. These charges consist primarily of restructuring and acquisition-related costs. Results for the first six months of 2017 include after-tax restructuring and asset impairment charges of $8.4 million and after-tax lump-sum pension settlement charges, acquisition, and non-base tax charges of $26.5 million. Adjusted for these items, six-month base net income attributable to Sonoco (base earnings) increased 27.9% to $168.5 million, $1.67 per diluted share, from $131.7 million, $1.31 per diluted share, in 2017.
The higher earnings in the first half of 2018 were largely the result of a positive price/cost impact, particularly in the Company's Paper and Industrial Converted Products segment. As the Company was successful in raising prices on tubes, cores and paper that are not tied to an index with all regions reporting a favorable year-over-year spread on price/cost. Additionally, continued improvement in market conditions for corrugating medium benefitted earnings year over year. Manufacturing productivity, which was especially strong in the Company's Consumer Packaging segment, together with lower restructuring, asset impairment, and acquisition-related charges also contributed to the increase in year-to-date net income. These positive factors were slightly offset by higher management incentives as well as general wage and other inflation. Finally, year-to-date net income benefitted as lump-sum pension settlement charges of $19.0 million, after tax, in 2017 did not recur in 2018.
OPERATING REVENUE
Net sales for the first six months of 2018 increased $258 million from the same period in 2017.
The components of the sales change were:

($ in millions)
Volume/mix	$42
Selling prices	34
Acquisitions and Divestitures	122
Foreign currency translation and other, net	60

Total sales increase	$258

COSTS AND EXPENSES
The Company's gross profit margin percentage increased to 19.7% for the first six months compared to 19.1% in the prior-year period. The 60 basis point increase in gross profit margin was largely attributable to the favorable price/cost relationship driven by stronger market conditions, procurement productivity, and the timing and direction of material cost movements. Margins also benefitted from improved manufacturing cost productivity, partially offset by wage and operating cost inflation. The translation impact of a weaker dollar increased reported cost of goods sold by approximately $54 million compared to the first six months of 2017.
Selling, general and administrative ("SG&A") costs for the first six months increased $28.0 million, or 11.2%, year over year due primarily to SG&A expenses incurred by the operations of acquired businesses, higher management incentives and wage inflation.

SONOCO PRODUCTS COMPANY

Year-to-date restructuring costs and asset impairment charges totaled $6.6 million compared with $12.0 million in the same period last year. Additional information regarding restructuring and asset impairment charges is provided in Note 6 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-operating pension costs decreased $37.9 million in the first six months of 2018 due primarily to lower pension settlement costs in the current year and a higher expected return on plan assets resulting from a larger asset base following the strong investment performance in 2017 and the $50 million voluntary contribution made to the Company's U.S. pension plans in October 2017.
Net interest expense for the first six months increased to $28.5 million, compared with $24.9 million during the first six months of 2017. The increase was primarily due to higher average borrowings in the current-year period stemming from acquisition financing.
The effective tax rate on GAAP and base earnings in the first six months of 2018 was 25.2% and 26.3%, respectively, compared with 31.4% and 31.5%, respectively, for last year's period. Although the Tax Act lowered the year-over-year effective tax rate on both GAAP and base earnings, it had a greater impact on the GAAP effective tax rate
REPORTABLE SEGMENTS
The following table recaps net sales attributable to each of the Company's segments during the first six months of 2018 and 2017 ($ in thousands):

	Six Months Ended
	July 1, 2018	July 2, 2017	% Change
Net sales:
Consumer Packaging	$1,185,914	$1,003,443	18.2%
Display and Packaging	285,918	230,247	24.2%
Paper and Industrial Converted Products	934,790	911,699	2.5%
Protective Solutions	263,938	267,609	(1.4)%
Consolidated	$2,670,560	$2,412,998	10.7%
The following table recaps operating profits attributable to each of the Company's segments during the first six months of 2018 and 2017 ($ in thousands):

	Six Months Ended
	July 1, 2018	July 2, 2017	% Change
Operating profit:
Segment operating profit:
Consumer Packaging	$124,758	$119,836	4.1%
Display and Packaging	1,162	4,701	(75.3)%
Paper and Industrial Converted Products	101,323	72,287	40.2%
Protective Solutions	24,306	21,947	10.7%
Restructuring/Asset impairment charges	(6,630)	(12,008)
Other, net	(2,959)	(7,924)
Consolidated	$241,960	$198,839	21.7%

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

SONOCO PRODUCTS COMPANY

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the first six months of 2018 and 2017 ($ in thousands):

	Six Months Ended
	July 1, 2018	July 2, 2017
Restructuring/Asset impairment charges:
Consumer Packaging	$3,715	$4,160
Display and Packaging	663	723
Paper and Industrial Converted Products	911	4,808
Protective Solutions	1,098	1,854
Corporate	243	463
Consolidated	$6,630	$12,008
Consumer Packaging
Segment sales increased 18.2% year to date compared to the prior-year period due to acquisitions, higher selling prices and the positive impact of changes in foreign exchange rates.
Year-to-date segment operating profit grew 4.1% due to strong improvement in manufacturing productivity, a positive price/cost relationship, and the benefit of acquisitions, partially offset by a negative change in volume/mix across most businesses, higher wages, management incentives, and operating costs. Segment operating margin declined to 10.5% from 11.9% in the prior-year period due to higher operating costs driven by certain resin material inflation and changes in the mix of business, including the impact from acquisitions.

Display and Packaging
Sales for the segment were up 24.2% year to date compared to last year’s period due primarily to volume growth from a new pack center near Atlanta and the positive impact of foreign exchange.
Segment operating profit decreased $3.5 million, or 75.3%, largely due to inefficiencies and higher operating costs associated with the ramp up of production at the new pack center. The Company continues working to resolve these issues.
Paper and Industrial Converted Products
Segment sales increased approximately 2.5% year to date from the prior year period due to the positive impact of foreign exchange and higher selling prices implemented to recover higher freight and other operating costs, partially offset by lower volume/mix. Volume/mix gains in wire and cable reels as well as North American and European paper operations were more than offset by declines in North American tube and core and recycling volumes.
Operating profit increased 40.2% over the prior year period driven by a positive price/cost relationship across most of the segment, including continued improvement in the Company's corrugating medium operations. Segment operating margin improved 290 basis points to 10.8%.
Protective Solutions
Segment sales for the period declined 1.4% year over year as the positive impact of higher selling prices was offset by the negative impact of foreign exchange transaction losses on foreign currency denominated sales and lower volume/mix, primarily in the segment’s automotive components business.
Year-to-date operating profit increased 10.7% from the prior-year period due to manufacturing productivity and a positive price/cost relationship partially offset by lower volume, specifically in automotive components. Segment operating margin was 9.2%, a 100 basis point improvement over the prior-year year to date.

SONOCO PRODUCTS COMPANY

OTHER ITEMS
Critical Accounting Policies and Estimates
Interim Goodwill Impairment Assessment
Information regarding the interim goodwill impairment assessment and the potential for future charges is included in Note 8 to the Company's Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Income taxes
As previously disclosed, the Company received a draft Notice of Proposed Adjustment (“NOPA”) from the Internal Revenue Service (IRS) in February 2017 proposing an adjustment to income for the 2013 tax year based on the IRS's recharacterization of a distribution of an intercompany note made in 2012, and the subsequent repayment of the note over the course of 2013, as if it were a cash distribution made in 2013. In March 2017, the Company received a draft NOPA proposing penalties of $18 million associated with the IRS’s recharacterization, as well as an Information Document Request (“IDR”) requesting the Company’s analysis of why such penalties should not apply. The Company responded to this IDR in April 2017. On October 5, 2017, the Company received two revised draft NOPAs proposing the same adjustments and penalties as in the prior NOPAs. On November 14, 2017, the Company received two final NOPAs proposing the same adjustments and penalties as in the prior draft NOPAs. On November 20,  2017, the Company received a Revenue Agent's Report (“RAR”) that included the same adjustments and penalties as in the NOPAs.  At the time of the distribution in 2012, it was characterized as a dividend to the extent of earnings and profits, with the remainder as a tax free return of basis and taxable capital gain. As the IRS proposes to recharacterize the distribution, the entire distribution would be characterized as a dividend. The incremental tax liability associated with the income adjustment proposed in the RAR would be approximately $89 million, excluding interest and the previously referenced penalties. On January 22, 2018, the Company filed a protest to the proposed deficiency with the IRS. The Company received a rebuttal of its protest from the IRS on July 10, 2018, and the matter will now be referred to the Appeals Division of the IRS. The Company strongly believes the position of the IRS with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that the Company's previously reported income tax provision for the year in question is appropriate. However, there can be no assurance that this matter will be resolved in the Company's favor. Regardless of whether the matter is resolved in the Company's favor, the final resolution of this matter could be expensive and time consuming to defend and/or settle. While the Company believes that the amount of tax originally paid with respect to this distribution is correct, and accordingly has not provided additional reserve for tax uncertainty, there is still a possibility that an adverse outcome of the matter could have a material effect on its results of operations and financial condition.

Financial Position, Liquidity and Capital Resources
Operating cash flows totaled $251.2 million in the six months ended July 1, 2018 compared with $103.2 million during the same period last year, an increase of $148.1 million. This increase reflects the improvement in GAAP net income of $66.6 million and the following described year-over-year changes. In 2018, year-to-date net cash paid for taxes was $2.9 million less than reported tax expense while in 2017 it was $20.9 million more, a year-over-year benefit of $23.8 million. This difference is largely due to the timing of taxes paid on the 2016 sale of our blowmolding plastics business and normal changes in various deferred tax items. Pension and post-retirement plan contributions, net of non-cash expenses, had a negative year-over-year impact of $13.4 million. This change is composed of a $24.4 million year-over-year decrease in cash contributions that was more than offset by a $37.8 million decrease in non-cash expense which was largely driven by one-time, non-base pension settlement charges of $31.1 million in 2017.
Accounts Receivable consumed $45.0 million of cash in the first half of 2018 compared with $55.1 million in the same period last year as both periods experienced increased business activity during the first six months following seasonally lower year-end activity. Although, business activity increased more in the first six months of 2018 compared to the same period in 2017 improved collection efforts in the current period mitigated the impact in 2018. Additionally, inventories consumed $16.7 million of cash in the first six months of 2018 compared with $12.8 million last year and trade accounts payable provided $16.7 million of cash during the six months ended July 1, 2018 while providing $11.9 million in the same period last year. Both periods saw increased business activity from the prior year end, but the increase in 2018 was more meaningful than in the prior year period.

SONOCO PRODUCTS COMPANY

Changes in accrued expenses provided $1.0 million of cash in the six months ended July 1, 2018 while using $29.3 million in the same period last year. The greater use of cash in the prior year is primarily due to the payment of management incentives, the amount of which was greater last year than this year, and a non-recurring payment of an environmental settlement in the 2017 period. Changes in other assets and liabilities provided $15.5 million of additional cash in 2018 compared to 2017, largely attributable to the collection of various other receivables outstanding at the end of 2017. Similar levels of miscellaneous receivable items were not outstanding at the end of 2016.
Cash used in investing activities was $223.4 million in the six months ended July 1, 2018, compared with $313.0 million in the same period last year, a lower year-over-year use of cash totaling $89.5 million. The most significant driver of the decrease was lower year-over-year acquisition spending. The first six months of 2017 included the acquisition of Packaging Holdings for $217.5 million while the first six months of 2018 included the acquisition of Highland Packaging Solutions for $141.3 million. Capital spending of $88.9 million was approximately $10 million lower year over year. Capital spending for the remainder of 2018 is expected to total approximately $130 million.
Cash used by financing activities totaled $79.4 million in the six months ended July 1, 2018, compared with a provision of cash totaling $152.6 million in the same period last year. The $232.0 million year-over-year reduction is primarily due to lower proceeds from borrowings for acquisitions in the current year, term loan repayments and net reductions in commercial paper. The Company paid cash dividends of $79.8 million during the six months ended July 1, 2018, an increase of $4.2 million over the same period last year. Cash used to repurchase the Company's common stock was lower year over year by $1.3 million. Total debt outstanding was $1,452 million at July 1, 2018 compared with $1,447 million at December 31, 2017.
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
On April 12, 2018, the Company entered into a new $100 million, 364-day term loan facility in conjunction with the purchase of Highland Packaging Solutions. A total of $50 million was subsequently repaid by the Company prior to the end of the second quarter.
The Company continually explores strategic acquisition opportunities which may result in the additional use of cash. Given the nature of acquisitions, the timing and amounts of such utilization are not predictable. The Company expects that acquisitions requiring funding in excess of cash on hand would be financed using available borrowing capacity.
Cash and cash equivalents totaled $197.7 million and $254.9 million at July 1, 2018 and December 31, 2017, respectively. Of these totals, approximately $183.0 million and $238.4 million, respectively, were held outside of the United States by the Company’s foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. Under prior law, cash repatriated to the United States was subject to federal income taxes, less applicable foreign tax credits. As the Company enjoys ample domestic liquidity through a combination of operating cash flow generation and access to bank and capital markets borrowings, it has generally considered its offshore cash balances to be indefinitely invested outside the United States and had no plans to repatriate these cash balances. However, due to changes in U.S. tax laws as part of the enactment of the Tax Cuts and Jobs Act, beginning in 2018 repatriated cash will generally not be subject to federal income taxes. The Company repatriated approximately $110 million in the second quarter of 2018 and will continue to consider opportunities to repatriate additional cash balances in a tax efficient manner. The Company is reviewing its intentions with respect to undistributed earnings of international subsidiaries. This review will be completed by the end of 2018 and, as provided for in SAB 118, the Company will make any necessary adjustments in the financial statements of future periods within the provided time frame.
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

SONOCO PRODUCTS COMPANY

During the six months ended July 1, 2018, the Company reported a net decrease in cash and cash equivalents of $5.6 million due to a stronger U.S. dollar relative to certain foreign currencies, most notably the Brazilian real, euro and Canadian dollar.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of July 1, 2018, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
The Company anticipates making additional contributions to its pension and postretirement plans of approximately $15 million during the remainder of 2018, which would result in total 2018 contributions of approximately $39 million. Future funding requirements beyond the current year will vary depending largely on actual investment returns, future actuarial assumptions, and legislative actions.
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
Prior to July 1, 2015, the Company used Venezuela's official exchange rate to report the results of its operations in Venezuela. As a result of significant inflationary increases, and to avoid distortion of its consolidated results from translation of its Venezuelan operations, the Company concluded that it was an appropriate time to begin translating its Venezuelan operations at an alternative exchange rate. Accordingly, effective July 1, 2015, the Company began translating its Venezuelan operating results and all monetary assets and liabilities in Venezuela using the alternative rate known as the SIMADI rate (replaced in 2016 by the DICOM rate). At July 1, 2018, the carrying value of the Company's net investment in its Venezuelan operations was approximately $2.1 million. In addition, at July 1, 2018, the Company's Accumulated Other Comprehensive Loss included a translation loss of $3.8 million related to its Venezuelan operations which would need to be reclassified to net income in the event of a complete exit of the business or a deconsolidation of these operations.
At July 1, 2018, the Company had commodity contracts outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. The total net fair market value of these instruments was an unfavorable position of $(0.6) million and $(1.7) million at at July 1, 2018 and December 31, 2017, respectively. Natural gas and aluminum hedge contracts covering an equivalent of 5.0 million MMBTUs and 1,905 metric tons, respectively, were outstanding at July 1, 2018. Additionally, the Company had various currency contracts outstanding to fix the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments was a net unfavorable position of $(1.8) million and a net favorable position of $1.0 million at July 1, 2018 and December 31, 2017, respectively. These contracts qualify as cash flow hedges and mature within twelve months of their respective reporting dates.
In addition, at July 1, 2018, the Company had various currency contracts outstanding to fix the exchange rate on certain foreign currency assets and liabilities. Although placed as an economic hedge, the Company does not apply hedge accounting to these contracts. The fair value of these currency contracts was a net unfavorable position of $(0.3) million and $(0.6) million at July 1, 2018 and December 31, 2017, respectively.
At July 1, 2018, the U.S. dollar had strengthened against most of the functional currencies of the Company's foreign operations compared to December 31, 2017, resulting in a translation loss of $39.9 million being recorded in accumulated other comprehensive loss during the six months ended July 1, 2018.

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
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation, of our management, including our Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, ("the Exchange Act") of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of July 1, 2018, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting occurring during the three months ended July 1, 2018, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Environmental Matters
The Company has been named as a potentially responsible party (PRP) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company's liability, if any, is shared with such other parties, but the Company's share has not been finally determined in most cases. In some cases, the Company has cost-sharing arrangements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued at July 1, 2018, cannot be determined. As of July 1, 2018 and December 31, 2017, the Company had accrued $19.6 million and $20.3 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.

Other legal matters
Additional information regarding legal proceedings is provided in Note 16 to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

SONOCO PRODUCTS COMPANY

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs[2]
4/02/18 - 5/06/18	5,575	$51.95	—	2,969,611
5/07/18 - 6/03/2018	758	$52.13	—	2,969,611
6/04/18 - 7/01/2018	2,529	$52.96	—	2,969,611
Total	8,862	$52.26	—	2,969,611

1
A total of 8,862 common shares were repurchased in the second quarter of 2018 related to shares withheld to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These shares were not repurchased as part of a publicly announced plan or program.

2
On February 10, 2016, the Company's Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company's common stock. A total of 2,030,389 shares were repurchased under this authorization during 2016. No shares were repurchased during 2017 or during the six-month period ended July 1, 2018. Accordingly, a total of 2,969,611 shares remain available for repurchase at July 1, 2018.

Item 6.	Exhibits.

Exhibit Index

10.
Term Loan Agreement between Sonoco Products Company and Bank of America, N.A., dated April 12, 2018 (incorporated by reference to Exhibit 10 to the Company's Form 10-Q for the quarter ended April 1, 2018)

15.	Letter re: unaudited interim financial information

31.	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

101.
The following materials from Sonoco Products Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 1, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Income for the three and six months ended July 1, 2018 and July 2, 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 1, 2018 and July 2, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2018 and July 2, 2017, and (v) Notes to Condensed Consolidated Financial Statements.

SONOCO PRODUCTS COMPANY

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date:	August 1, 2018	By:	/s/ Barry L. Saunders
Barry L. Saunders
Senior Vice President and Chief Financial Officer
(principal financial officer)

/s/ James W. Kirkland
James W. Kirkland
Corporate Controller
(principal accounting officer)