Form 10-Q
period 2018-09-30
SONOCO PRODUCTS CO
filed 2018-10-31
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at October 19, 2018:
Common stock, no par value: 99,809,098

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	September 30, 2018	December 31, 2017*
Assets
Current Assets
Cash and cash equivalents	$250,424	$254,912
Trade accounts receivable, net of allowances	775,054	725,251
Other receivables	93,470	64,561
Inventories, net:
Finished and in process	157,920	196,204
Materials and supplies	309,319	277,859
Prepaid expenses	64,318	44,849
	1,650,505	1,563,636
Property, Plant and Equipment, Net	1,140,113	1,169,377
Goodwill	1,285,368	1,241,875
Other Intangible Assets, Net	340,824	331,295
Deferred Income Taxes	50,059	62,053
Other Assets	191,765	189,485
Total Assets	$4,658,634	$4,557,721
Liabilities and Equity
Current Liabilities
Payable to suppliers	583,054	$548,309
Accrued expenses and other	321,842	283,355
Notes payable and current portion of long-term debt	73,899	159,327
Accrued taxes	15,589	8,979
	994,384	999,970
Long-term Debt, Net of Current Portion	1,312,678	1,288,002
Pension and Other Postretirement Benefits	335,379	355,187
Deferred Income Taxes	85,473	74,073
Other Liabilities	97,790	110,429
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 99,650 and 99,414 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	7,175	7,175
Capital in excess of stated value	333,853	330,157
Accumulated other comprehensive loss	(681,865)	(666,272)
Retained earnings	2,151,658	2,036,006
Total Sonoco Shareholders’ Equity	1,810,821	1,707,066
Noncontrolling Interests	22,109	22,994
Total Equity	1,832,930	1,730,060
Total Liabilities and Equity	$4,658,634	$4,557,721

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Net sales	$1,364,762	$1,324,634	$4,035,322	$3,737,632
Cost of sales	1,105,126	1,071,755	3,248,624	3,023,397
Gross profit	259,636	252,879	786,698	714,235
Selling, general and administrative expenses	136,002	129,136	414,474	379,645
Restructuring/Asset impairment charges	22,061	511	28,691	12,519
Operating profit	101,573	123,232	343,533	322,071
Non-operating pension costs/(income)	(25)	3,150	197	41,246
Interest expense	15,989	14,741	47,001	41,649
Interest income	1,487	1,094	4,017	3,152
Income before income taxes	87,096	106,435	300,352	242,328
Provision for income taxes	18,325	35,545	71,974	78,251
Income before equity in earnings of affiliates	68,771	70,890	228,378	164,077
Equity in earnings of affiliates, net of tax	4,049	2,521	9,012	7,320
Net income	72,820	73,411	237,390	171,397
Net income attributable to noncontrolling interests	(405)	(599)	(1,508)	(1,727)
Net income attributable to Sonoco	$72,415	$72,812	$235,882	$169,670
Weighted average common shares outstanding:
Basic	100,640	100,275	100,534	100,214
Diluted	101,040	100,684	100,993	100,793
Per common share:
Net income attributable to Sonoco:
Basic	$0.72	$0.73	$2.35	$1.69
Diluted	$0.72	$0.72	$2.34	$1.68
Cash dividends	$0.41	$0.39	$1.21	$1.15
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Net income	$72,820	$73,411	$237,390	$171,397
Other comprehensive income/(loss):
Foreign currency translation adjustments	1,186	27,445	(40,418)	87,807
Changes in defined benefit plans, net of tax	6,961	10,301	22,200	58,311
Changes in derivative financial instruments, net of tax	1,659	(186)	394	(3,653)
Other comprehensive income/(loss)	9,806	37,560	(17,824)	142,465
Comprehensive income	82,626	110,971	219,566	313,862
Net income attributable to noncontrolling interests	(405)	(599)	(1,508)	(1,727)
Other comprehensive (income)/loss attributable to noncontrolling interests	730	(517)	2,407	(1,038)
Comprehensive income attributable to Sonoco	$82,951	$109,855	$220,465	$311,097
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30, 2018	October 1, 2017
Cash Flows from Operating Activities:
Net income	$237,390	$171,397
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	2,627	1,486
Depreciation, depletion and amortization	176,895	159,130
Share-based compensation expense	9,442	9,028
Equity in earnings of affiliates	(9,012)	(7,320)
Cash dividends from affiliated companies	5,203	5,467
Net loss on disposition of assets	7,022	833
Pension and postretirement plan expense	25,736	66,245
Pension and postretirement plan contributions	(27,339)	(52,549)
Net increase/(decrease) in deferred taxes	6,097	(2,126)
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Trade accounts receivable	(58,187)	(70,908)
Inventories	(8,938)	(14,965)
Payable to suppliers	45,038	29,321
Prepaid expenses	(5,126)	(2,504)
Accrued expenses	35,353	1,229
Income taxes payable and other income tax items	(13,050)	(1,886)
Other assets and liabilities	22,365	(10,873)
Net cash provided by operating activities	451,516	281,005
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(135,420)	(144,738)
Cost of acquisitions, net of cash acquired	(150,995)	(383,358)
Proceeds from the sale of assets	23,444	3,743
Investment in affiliates and other, net	899	2,843
Net cash used in investing activities	(262,072)	(521,510)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	202,460	436,335
Principal repayment of debt	(157,911)	(196,198)
Net change in commercial paper	(100,000)	98,000
Net (decrease)/increase in outstanding checks	(6,416)	500
Cash dividends	(120,651)	(114,368)
Shares acquired	(6,987)	(5,942)
Net cash (used in)/provided by financing activities	(189,505)	218,327
Effects of Exchange Rate Changes on Cash	(4,427)	12,860
Net Decrease in Cash and Cash Equivalents	(4,488)	(9,318)
Cash and cash equivalents at beginning of period	254,912	257,226
Cash and cash equivalents at end of period	$250,424	$247,908
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 1: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
With respect to the unaudited condensed consolidated financial information of the Company for the three and nine-month periods ended September 30, 2018 and October 1, 2017 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 31, 2018 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Note 2: New Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-15, "Intangibles - Goodwill and Other Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract," which provides guidance on capitalizing implementation cost associated with arrangements that contain a license. The Company will implement this ASU using the prospective method effective October 1, 2018. The adoption of the standard is not expected to have a material effect on the Company's consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities," which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The update to the standard is effective for periods beginning after December 15, 2018, with early adoption permitted in any interim period after issuance of this update. The Company implemented this ASU effective January 1, 2018, and recorded a cumulative adjustment to retained earnings of $176 as of that date in order to remove previously recognized ineffectiveness losses on contracts outstanding as of the date of adoption.
In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires an employer to report service cost in the same line item as other compensation costs arising from employees during the period. The other components of net benefit cost as defined are required to be presented separately from the service cost component and outside a subtotal of income from operations, if one is presented, or disclosed. This update also allows only the service cost component to be eligible for capitalization when applicable and is effective for periods beginning after December 15, 2017. The amendments are to be applied retrospectively for the presentation of the components of net benefit cost in the income statement and prospectively for the capitalization of the service cost component. The Company implemented this ASU effective January 1, 2018, modifying its income statement presentation of the components of net benefit cost accordingly, including the retrospective application to previously reported results. As a result of the retrospective application, the amounts previously reported in "Cost of sales" and "Selling, general and administrative expenses" for the three months ended October 1, 2017, were reduced by $2,006 and $1,144, respectively, and "Operating profit" increased by $3,150, in order to conform to the current presentation. The comparable changes for the nine months ended October 1, 2017, were $7,273, $33,973, and $41,246, for "Cost of sales," "Selling, general and administrative expenses," and "Operating profit," respectively. No change was required to the Company's historical policy regarding the capitalization of such costs.

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
In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments," providing clarification on eight cash flow classification issues, including 1) debt prepayment or debt extinguishment costs, 2) settlement of relatively insignificant debt instruments, 3) contingent consideration payments, 4) insurance claim settlements, 5) life insurance settlements, 6) distributions received from equity method investees, 7) beneficial interests in securitization transactions, and 8) separately identifiable cash flows. This guidance, which applies to both interim and annual periods, became effective for the Company on January 1, 2018. As a result of the retrospective application, insurance proceeds totaling $1,104 received during the nine months ended October 1, 2017 previously reported in "Cash Flows from Operating Activities" were reclassified to "Cash Flows from Investing Activities." Otherwise, adoption of the standard did not have a material effect on the Company's consolidated financial statements, as the Company either did not realize any cash flows from these types of activities, such amounts were immaterial, or the prescribed guidance did not differ from its current practice.
In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which provides guidance on recording revenue on a gross basis versus a net basis based on the determination of whether an entity is a principal or an agent when another party is involved in providing goods or services to a customer. The amendments in this update effect the guidance in ASU No. 2014-09 and are effective in the same time frame as ASU 2014-09 as discussed below.
In February 2016, the FASB issued ASU 2016-02, "Leases" (“ASU 2016-02”) which primarily requires lessees to recognize on the balance sheet a right-of-use asset and lease liability for all long-term leases. ASU 2016-02 also requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. The accounting for lessors does not fundamentally change except for changes to conform and align guidance to the lessee guidance and the newly adopted revenue recognition standard. The Company has elected to adopt the standard using the modified retrospective transition approach with a January 1, 2019 effective date of initial application. Under the modified retrospective transition method, we will recognize a cumulative effect adjustment to retained earnings as of the effective date in the period of adoption. Consequently, comparative financial information and disclosures provided for dates and periods before January 1, 2019 will not be updated in the Company’s future filings. The Company established a cross-functional team to implement certain software solutions as part of its newly integrated enterprise-wide lease management system. The team is progressing through the implementation plan and developing business processes, accounting systems, and internal controls to ensure the Company meets the reporting and disclosure requirements of the new standard. The Company is still assessing the impact on its consolidated financial statements, but expects the adoption of ASU 2016-02 to have a material impact on its consolidated balance sheet for the initial recognition of the right-of-use asset and lease liability associated with operating leases that are not currently recognized on the balance sheet under present U.S. GAAP. The impact on the Company’s consolidated statement of income continues to be evaluated.
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
During the three- and nine-month periods ended September 30, 2018, there have been no other newly issued nor newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements. Further, at September 30, 2018, there were no other pronouncements pending adoption that are expected to have a material impact on the Company’s consolidated financial statements.

Note 3: Changes in Accounting Policy
Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.
The Company adopted ASC 606, "Revenue from Contracts with Customers," effective January 1, 2018. As a result, the Company has changed its accounting policy for revenue recognition as detailed in Note 14.
The Company applied ASC 606 using the cumulative effect method by recognizing the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of equity at January 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported under ASC 605. The details of the significant changes and quantitative impact of the changes are set out below.

	December 31, 2017 As Reported	Adjustments	January 1, 2018 Adjusted
Assets
Current Assets
Trade accounts receivable, net of allowances	$725,251	$3,636	$728,887
Other receivables	64,561	41,351	105,912
Inventories:
Finished and in process	196,204	(37,447)	158,757
Total Assets	$4,557,721	$7,540	$4,565,261
Liabilities and Equity
Current Liabilities
Accrued expenses and other	283,355	5,215	288,570
	999,970	5,215	1,005,185
Deferred Income Taxes	74,073	604	74,677
Sonoco Shareholders’ Equity
Retained earnings	2,036,006	1,721	2,037,727
Total Sonoco Shareholders’ Equity	1,707,066	1,721	1,708,787
Total Equity	1,730,060	1,721	1,731,781
Total Liabilities and Equity	$4,557,721	$7,540	$4,565,261

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the impact of the adoption of ASC 606 on the Company's Condensed Consolidated Balance Sheet as of September 30, 2018:

	September 30, 2018 as reported	Adjustments	Balances without Adoption of ASC 606
Assets
Current Assets
Trade accounts receivable, net of allowances	$775,054	(5,744)	$769,310
Other receivables	93,470	(44,698)	48,772
Inventories:
Finished and in process	157,920	42,051	199,971
Total Assets	$4,658,634	$(8,391)	$4,650,243
Liabilities and Equity
Current Liabilities
Accrued expenses and other	321,842	(5,998)	315,844
	994,384	(5,998)	988,386
Deferred Income Taxes	85,473	(622)	84,851
Sonoco Shareholders' Equity
Retained earnings	2,151,658	(1,771)	2,149,887
Total Sonoco Shareholders’ Equity	1,810,821	(1,771)	1,809,050
Total Equity	1,832,930	(1,771)	1,831,159
Total Liabilities and Equity	$4,658,634	$(8,391)	$4,650,243

The following table summarizes the impact of the adoption of ASC 606 on the Company's Condensed Consolidated Statement of Income for the three- and nine-months ending September 30, 2018:

	Three Months Ended			Nine Months Ended
	September 30, 2018 as reported	Adjustments	Balances without Adoption of ASC 606	September 30, 2018 as reported	Adjustments	Balances without Adoption of ASC 606
Net sales	$1,364,762	$(648)	$1,364,114	$4,035,322	$(4,673)	$4,030,649
Cost of sales	1,105,126	(1,731)	1,103,395	3,248,624	(4,605)	3,244,019
Gross profit	259,636	1,083	260,719	786,698	(68)	786,630
Operating profit	101,573	1,083	102,656	343,533	(68)	343,465
Income before income taxes	87,096	1,083	88,179	300,352	(68)	300,284
Provision for income taxes	18,325	281	18,606	71,974	(18)	71,956
Income before equity in earnings of affiliates	68,771	802	69,573	228,378	(50)	228,328
Net income	72,820	802	73,622	237,390	(50)	237,340
Net income attributable to Sonoco	$72,415	$802	$73,217	$235,882	$(50)	$235,832

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the impact of the adoption of ASC 606 on the Company's Condensed Consolidated Statement of Comprehensive Income for the three- and nine-month periods ending September 30, 2018:

	Three Months Ended			Nine Months Ended
	September 30, 2018 as reported	Adjustments	Balances without Adoption of ASC 606	September 30, 2018 as reported	Adjustments	Balances without Adoption of ASC 606
Net income	$72,820	$802	$73,622	$237,390	$(50)	$237,340
Other comprehensive income/(loss):
Foreign currency translation adjustments	1,186	(30)	1,156	(40,418)	13	(40,405)
Other comprehensive income	9,806	(30)	9,776	(17,824)	13	(17,811)
Comprehensive income	82,626	772	83,398	219,566	(37)	219,529
Comprehensive income attributable to Sonoco	$82,951	$772	$83,723	$220,465	$(37)	$220,428

The following table summarizes the impact of the adoption of ASC 606 on the Company's Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2018:

	Nine Months Ended
	September 30, 2018 As Reported	Adjustments	Balances without Adoption of ASC 606
Cash Flows from Operating Activities:
Net income	$237,390	$(50)	$237,340
Trade accounts receivable	(58,187)	2,108	(56,079)
Inventories	(8,938)	(4,604)	(13,542)
Other assets and liabilities	22,365	3,347	25,712
Accrued expenses	35,353	(783)	34,570
Income taxes payable and other income tax items	(13,050)	(18)	(13,068)
Net cash provided by operating activities	$451,516	$—	$451,516

Note 4:  Acquisitions
On April 12, 2018, the Company completed the acquisition of Highland Packaging Solutions ("Highland"). Total consideration for this acquisition was $148,539, including cash paid at closing of $141,305, a contingent purchase liability of $7,500, and a final working capital settlement completed in the third quarter in which the Company received $266. The contingent purchase liability is based upon a sales metric which the Company expects to meet and is payable in two installments. The first installment of $5,000 is to be paid one year after the closing date and the second installment of $2,500 is to be paid two years after the closing date. The liability for these two payments has been recognized in full on the Company's Condensed Consolidated Balance Sheet at September 30, 2018, with the first installment included in "Accrued expenses and other" and the second in "Other Liabilities." Highland manufactures thermoformed plastic packaging for fresh produce and dairy products from a single production facility in Plant City, Florida, providing total packaging solutions for customers that include sophisticated engineered containers, flexographic printed labels, and inventory management through distribution warehouses in the Southeast and West Coast of the United States. The Company financed the acquisition with proceeds from a new $100,000 term loan, along with proceeds from existing credit facilities. See Note 9 for additional information.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The preliminary fair values of the assets acquired and liabilities assumed in connection with the Highland acquisition are as follows:

Trade accounts receivable	$6,072
Inventories	27,225
Property, plant and equipment	29,080
Goodwill	47,193
Other intangible assets	45,624
Trade accounts payable	(6,006)
Other net tangible assets /(liabilities)	(649)
Net assets	$148,539

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
The Company does not believe the Highland acquisition is an individually material transaction subject to the supplemental pro-forma information required by ASC 805. However, the prior year acquisitions of Packaging Holdings, Inc. and subsidiaries, including Peninsula Packaging LLC ("Packaging Holdings"), acquired March 14, 2017, and Clear Lam Packaging, Inc. ("Clear Lam"), acquired July 24, 2017, were considered material on a combined basis. The following table presents the Company's estimated unaudited pro forma consolidated results for the three- and nine-month periods ended October 1, 2017, assuming both acquisitions had occurred on January 1, 2016. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had been completed as of the beginning of 2016, nor are they necessarily indicative of future consolidated results.

	(unaudited)
Pro Forma Supplemental Information	Three Months Ended	Nine Months Ended
Consolidated	October 1, 2017	October 1, 2017
Net sales	$1,332,532	$3,844,048
Net income attributable to Sonoco	73,284	172,470
Earnings per share:
Pro forma basic	$0.73	$1.72
Pro forma diluted	$0.73	$1.71

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table presents the aggregate, unaudited financial results for Packaging Holdings and Clear Lam from their respective dates of acquisition:

	(unaudited)
Aggregate Supplemental Information	Three Months Ended	Nine Months Ended
Packaging Holdings and Clear Lam	October 1, 2017	October 1, 2017
Actual net sales	$77,764	$145,983
Actual net income	1,976	2,160

During the nine months ended September 30, 2018, the Company finalized its valuations of the assets and liabilities acquired in conjunction with the 2017 acquisition of Clear Lam, based on information obtained about facts and circumstances that existed as of the acquisition date. As a result, measurement period adjustments were made to the previously disclosed provisional fair values of Clear Lam's net assets that decreased property, plant and equipment by $1,168, decreased other intangible assets by $1,300, increased other long-term liabilities by $1,385, increased goodwill by $3,168, and increased other net tangibles assets by $685.
During the nine months ended September 30, 2018, the Company finalized its valuations of the assets and liabilities acquired in conjunction with the 2017 acquisition of Packaging Holdings, based on information obtained about facts and circumstances that existed as of the acquisition date. As a result, measurement period adjustments were made to the previously disclosed provisional fair values of Packaging Holding's net assets that increased inventory by $2,381, decreased deferred tax assets by $7,057, increased long-term debt by $664, and increased goodwill by $5,340. The adjustments were primarily related to a reduction in the Company’s valuation of acquired tax loss carryforwards, and the fair values of spare parts inventories and capital lease obligations.
Acquisition-related costs of $401 and $945 were incurred during the three months ended September 30, 2018 and October 1, 2017, respectively, and $4,037 and $5,270 during the nine months ended September 30, 2018 and October 1,2017, respectively. Acquisition-related costs consist primarily of legal and professional fees and are included in "Selling, general and administrative expenses" in the Company's Condensed Consolidated Statements of Income.
On October 1, 2018, subsequent to the end of the third quarter, the Company completed the acquisition of the remaining 70 percent interest in Conitex Sonoco (BVI), Ltd. ("Conitex Sonoco") from Texpack, Inc. for total consideration of approximately $133,000 in cash. Final consideration will be subject to a post-closing adjustment for the change in working capital to the date of closing. The Conitex Sonoco joint venture was formed in 1998 with Texpack, Inc., a Spanish-based global provider of paperboard and paper-based packaging products. Conitex Sonoco produces uncoated recycled paperboard and tubes and cones for the global spun yarn industry, as well as adhesives, flexible intermediate bulk containers and corrugated pallets. Conitex Sonoco has approximately 1,250 employees across 13 manufacturing locations in 10 countries, including four paper mills and seven cone and tube converting operations and two other production facilities. Also on October 1, 2018, the Company acquired from Texpack, Inc. a rigid paper facility in Spain for $9,956, the full amount of which was pre-funded on September 28, 2018. As these acquisitions were completed subsequent to the end of the quarter, the preliminary assessment of the fair values of the assets acquired and liabilities assumed has not been completed. Accordingly, such amounts cannot yet be provided.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 5: Shareholders' Equity
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Numerator:
Net income attributable to Sonoco	$72,415	$72,812	$235,882	$169,670
Denominator:
Weighted average common shares outstanding:
Basic	100,640	100,275	100,534	100,214
Dilutive effect of stock-based compensation	400	409	459	579
Diluted	101,040	100,684	100,993	100,793
Net income attributable to Sonoco per common share:
Basic	$0.72	$0.73	$2.35	$1.69
Diluted	$0.72	$0.72	$2.34	$1.68
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
The average number of SARs that were not dilutive and, therefore, not included in the computation of diluted earnings per share during the three- and nine-month periods ended September 30, 2018 and October 1,2017 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017

Anti-dilutive stock appreciation rights	895	531	892	473
No adjustments were made to net income attributable to Sonoco in the computations of earnings per share.
Stock Repurchases
On February 10, 2016, the Company’s Board of Directors authorized the repurchase of up to 5,000 shares of the Company's common stock. A total of 2,030 were purchased in 2016. No shares were repurchased under this authorization during 2017 or during the nine months ended September 30, 2018. Accordingly, a total of 2,970 shares remain available for repurchase at September 30, 2018.
The Company frequently repurchases shares of its common stock to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 135 shares in the nine months ended September 30, 2018 at a cost of $6,987, and 113 shares in the nine months ended October 1, 2017 at a cost of $5,942.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Dividend Declarations
On July 18, 2018, the Board of Directors declared a regular quarterly dividend of $0.41 per share. This dividend was paid on September 10, 2018 to all shareholders of record as of August 10, 2018.
On October 16, 2018, the Board of Directors declared a regular quarterly dividend of $0.41 per share. This dividend is payable on December 10, 2018 to all shareholders of record as of November 9, 2018.

Note 6: Restructuring and Asset Impairment
The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2018 and 2017 are reported as “2018 Actions” and “2017 Actions,” respectively. Actions initiated prior to 2017, all of which were substantially complete at September 30, 2018, are reported as “2016 and Earlier Actions.”
Following are the total restructuring and asset impairment charges, net of adjustments, recognized by the Company during the periods presented:

	2018		2017
	Third Quarter	Nine Months	Third Quarter	Nine Months
Restructuring/Asset impairment:
2018 Actions	$19,348	$24,263	$—	$—
2017 Actions	3,184	4,606	1,610	7,798
2016 and Earlier Actions	(471)	(178)	(1,301)	4,181
Other asset impairments	—	—	202	540
Restructuring/Asset impairment charges	22,061	28,691	511	12,519
Income tax benefit	(5,465)	(7,196)	(445)	(4,081)
Less: Costs attributable to noncontrolling interests, net of tax	(28)	(48)	(21)	(35)
Restructuring/asset impairment charges attributable to Sonoco, net of tax	$16,568	$21,447	$45	$8,403
Pre-tax restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Condensed Consolidated Statements of Income.
When recognizable in accordance with GAAP, the Company expects to recognize future additional charges totaling approximately $3,900 in connection with previously announced restructuring actions. The Company believes that the majority of these charges will be incurred and paid by the end of 2018. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken.
2018 Actions
During 2018, the Company announced the closures of a flexible packaging plant in North Carolina, a global brand management facility in Canada, and a thermoformed packaging plant in California (all part of the Consumer Packaging segment), two tube and core plants, one in Alabama and one in Canada (both part of the Paper and Industrial Converted Products segment), and a protective packaging plant in North Carolina (part of the Protective Solutions segment). Restructuring actions in the Display and Packaging segment included charges associated with exiting a single-customer contract at a packaging center near Atlanta, Georgia. In addition, approximately 100 positions were eliminated in the first nine months of 2018 in conjunction with the Company's ongoing organizational effectiveness efforts.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Below is a summary of 2018 Actions and related expenses by segment and by type incurred and estimated to be incurred through completion.

2018 Actions	Third Quarter 2018	Total Incurred to Date	Estimated Total Cost
Severance and Termination Benefits
Consumer Packaging	$1,154	$2,848	$4,148
Display and Packaging	1,134	1,865	1,865
Paper and Industrial Converted Products	608	$1,900	1,900
Protective Solutions	232	1,008	1,008
Corporate	—	243	243
Asset Impairment / Disposal of Assets
Consumer Packaging	305	380	380
Display and Packaging	4,517	4,517	4,517
Paper and Industrial Converted Products	70	70	70
Protective Solutions	—	(243)	(243)
Other Costs
Consumer Packaging	361	366	866
Display and Packaging	9,729	9,732	9,732
Paper and Industrial Converted Products	1,250	1,543	1,643
Protective Solutions	—	46	46
Corporate	(12)	(12)	(12)
Total Charges and Adjustments	$19,348	$24,263	$26,163

The following table sets forth the activity in the 2018 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2018 Actions	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity 2018 Year to Date
Liability at December 31, 2017	$—	$—	$—	$—
2018 charges	7,864	4,724	11,675	24,263
Cash receipts/(payments)	(4,166)	24,217	(11,385)	8,666
Asset write downs/disposals	—	(28,941)	—	(28,941)
Foreign currency translation	(17)	—	2	(15)
Liability at September 30, 2018	$3,681	$—	$292	$3,973

Included in "Asset Impairment/Disposal of Assets" above are losses totaling $4,516 from the disposition of certain assets as a result of exiting a single-customer contract associated with a packaging center near Atlanta, Georgia. The Company received proceeds of $22,163 in conjunction with the sale of fixed assets and inventory with net book values of $24,869 and  $1,810, respectively. Also included in "Asset Impairment/Disposal of Assets" is a net gain of $272 resulting from the sale of a building and land relating to the closure of a protective packaging plant in North Carolina. The Company received proceeds of $2,019 from the sale and wrote off assets of $1,747.
"Other costs" include a contract termination fee of $9,600 related to exiting the single-customer contract as well as costs related to plant closures, including equipment removal, utilities, plant security, property taxes and insurance.
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
Below is a summary of 2017 Actions and related expenses by segment and by type incurred and estimated to be incurred through completion.

	2018		2017		Total Incurred to Date	Estimated Total Cost
2017 Actions	Third Quarter	Nine Months	Third Quarter	Nine Months
Severance and Termination Benefits
Consumer Packaging	$2,397	$3,453	$60	$1,376	$7,644	$8,744
Display and Packaging	—	(15)	—	172	726	726
Paper and Industrial Converted Products	4	6	748	2,952	4,024	4,024
Protective Solutions	(149)	163	83	1,057	1,561	1,561
Corporate	—	—	(4)	452	452	452
Asset Impairment / Disposal of Assets
Consumer Packaging	—	—	126	126	351	351
Display and Packaging	—	193	—	—	193	193
Paper and Industrial Converted Products	—	(1,264)	13	13	(1,359)	(1,359)
Protective Solutions	93	93	55	832	964	964
Other Costs
Consumer Packaging	406	958	37	288	1,837	2,037
Display and Packaging	213	(13)	—	—	776	1,076
Paper and Industrial Converted Products	131	772	62	100	1,773	1,973
Protective Solutions	89	260	430	430	1,002	1,102
Corporate	—	—	—	—	(9)	(9)
Total Charges and Adjustments	$3,184	$4,606	$1,610	$7,798	$19,935	$21,835

The following table sets forth the activity in the 2017 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2017 Actions	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity 2018 Year to Date
Liability at December 31, 2017	$3,889	$—	$213	$4,102
2018 charges	3,607	(978)	1,977	4,606
Cash receipts/(payments)	(5,714)	1,841	(2,173)	(6,046)
Asset write downs/disposals	—	(863)	—	(863)
Foreign currency translation	(8)	—	(10)	(18)
Liability at September 30, 2018	$1,774	$—	$7	$1,781

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
Below is a summary of expenses/(income) incurred by segment for 2016 and Earlier Actions for the three- and nine-month periods ended September 30, 2018 and October 1, 2017.

	2018		2017
2016 and Earlier Actions	Third Quarter	Nine Months	Third Quarter	Nine Months
Consumer Packaging	$(292)	$41	$(1,334)	$1,259
Display and Packaging	—	(23)	(2)	549
Paper and Industrial Converted Products	(198)	(251)	(32)	2,196
Protective Solutions	19	55	53	156
Corporate	—	—	14	21
Total (credits)/charges, net of adjustments	$(471)	$(178)	$(1,301)	$4,181

The accrual for 2016 and Earlier Actions totaled $1,177 and $3,044 at September 30, 2018 and December 31, 2017, respectively, and is included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. The majority of the liability associated with 2016 and Earlier Actions relates to unpaid severance and building lease termination costs and is expected to be paid by the end of 2018 using cash generated from operations.
Other asset impairments
As a result of the continued devaluation of the Venezuelan Bolivar, the Company recognized impairment charges against inventories and certain long-term nonmonetary assets in the second and third quarters of 2017 totaling $540. The assets were deemed to be impaired as the U.S. dollar value of the projected cash flows from these assets was no longer sufficient to recover their U.S. dollar carrying values.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 7: Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in the balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the nine months ended September 30, 2018 and October 1, 2017:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$(641)	$(467,136)	$(198,495)	$(666,272)
Other comprehensive income/(loss) before reclassifications	583	1,221	(38,011)	(36,207)
Amounts reclassified from accumulated other comprehensive loss to net income	(325)	20,979	—	20,654
Amounts reclassified from accumulated other comprehensive loss to fixed assets	136	—	—	136
Other comprehensive income/(loss)	394	22,200	(38,011)	(15,417)
Amounts reclassified from retained earnings to accumulated other comprehensive loss	(176)	$—	$—	(176)
Balance at September 30, 2018	$(423)	$(444,936)	$(236,506)	$(681,865)

Balance at December 31, 2016	1,939	(453,821)	(286,498)	(738,380)
Other comprehensive income/(loss) before reclassifications	(654)	22,337	86,769	108,452
Amounts reclassified from accumulated other comprehensive loss to net income	(2,984)	35,974	—	32,990
Amounts reclassified from accumulated other comprehensive loss to fixed assets	(15)	—	—	(15)
Other comprehensive income/(loss)	(3,653)	58,311	86,769	141,427
Balance at October 1, 2017	$(1,714)	$(395,510)	$(199,729)	$(596,953)

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the effects on net income of significant amounts reclassified from each component of accumulated other comprehensive loss for the three- and nine-month periods ended September 30, 2018 and October 1,2017:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended		Nine Months Ended
Details about Accumulated Other Comprehensive Loss Components	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017	Affected Line Item in the Condensed Consolidated Statements of Income
Gains and losses on cash flow hedges
Foreign exchange contracts	$614	$4,814	$1,184	$8,097	Net sales
Foreign exchange contracts	(260)	(2,766)	(613)	(4,808)	Cost of sales
Commodity contracts	(153)	656	(143)	1,367	Cost of sales
	201	2,704	428	4,656	Income before income taxes
	(58)	(977)	(103)	(1,672)	Provision for income taxes
	$143	$1,727	$325	$2,984	Net income
Defined benefit pension items
Effect of curtailment loss(a)	$(97)	$—	$(97)	$—	Non-operating pension (income)/cost
Effect of settlement loss(a)	$—	$(476)	$(645)	$(31,550)	Non-operating pension (income)/cost
Amortization of defined benefit pension items(a)	(9,068)	(9,540)	(27,352)	(29,325)	Non-operating pension (income)/cost
	(9,165)	(10,016)	(28,094)	(60,875)	Income before income taxes
	2,357	3,935	7,115	24,901	Provision for income taxes
	$(6,808)	$(6,081)	$(20,979)	$(35,974)	Net income
Total reclassifications for the period	$(6,665)	$(4,354)	$(20,654)	$(32,990)	Net income

(a) See Note 12 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before and after tax amounts for the various components of other comprehensive income/(loss) for the three-month periods ended September 30, 2018 and October 1,2017:

	Three months ended September 30, 2018			Three months ended October 1, 2017
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items	$1,916	$—	$1,916	$26,928	$—	$26,928
Defined benefit pension items:
Other comprehensive income/(loss) before reclassifications	184	(31)	153	6,634	(2,414)	4,220
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	9,165	(2,357)	6,808	10,016	(3,935)	6,081
Net other comprehensive income/(loss) from defined benefit pension items	9,349	(2,388)	6,961	16,650	(6,349)	10,301
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	2,415	(693)	1,722	2,425	(859)	1,566
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	(201)	58	(143)	(2,704)	977	(1,727)
Amounts reclassified from accumulated other comprehensive income/(loss) to fixed assets	80	—	80	(25)	—	(25)
Net other comprehensive income/(loss) from cash flow hedges	2,294	(635)	1,659	(304)	118	(186)
Other comprehensive income/(loss)	$13,559	$(3,023)	$10,536	$43,274	$(6,231)	$37,043
The following table summarizes the before and after tax amounts for the various components of other comprehensive income/(loss) for the nine-month periods ended September 30, 2018 and October 1,2017:

	Nine months ended September 30, 2018			Nine months ended October 1, 2017
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items	$(38,011)	$—	$(38,011)	$86,769	$—	$86,769
Defined benefit pension items:
Other comprehensive income/(loss) before reclassifications	1,674	(453)	1,221	25,655	(3,318)	22,337
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	28,094	(7,115)	20,979	60,875	(24,901)	35,974
Net other comprehensive income/(loss) from defined benefit pension items	29,768	(7,568)	22,200	86,530	(28,219)	58,311
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	784	(201)	583	(1,021)	367	(654)
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	(428)	103	(325)	(4,656)	1,672	(2,984)
Amounts reclassified from accumulated other comprehensive income/(loss) to fixed assets	136	—	136	(15)	—	(15)
Net other comprehensive income/(loss) from cash flow hedges	492	(98)	394	(5,692)	2,039	(3,653)
Other comprehensive income/(loss)	$(7,751)	$(7,666)	$(15,417)	$167,607	$(26,180)	$141,427

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 8: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill by segment for the nine months ended September 30, 2018 is as follows:

	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Goodwill at December 31, 2017	$572,716	$203,414	$233,778	$231,967	$1,241,875
2018 Acquisitions	47,193	—	—	—	47,193
Foreign currency translation	(7,221)	—	(4,654)	(333)	(12,208)
Other	8,508	—	—	—	8,508
Goodwill at September 30, 2018	$621,196	$203,414	$229,124	$231,634	$1,285,368

The acquisition of Highland in April 2018 resulted in the recognition of $47,193 of goodwill. In addition, measurement period adjustments made in the first nine months of 2018 to finalize the fair values of the assets acquired and the liabilities assumed in the 2017 acquisitions of Packaging Holdings and Clear Lam, resulted in increases in goodwill of $5,340 and $3,168, respectively. These adjustments are reflected above in "Other." See Note 4 for additional information.
The Company assesses goodwill for impairment annually and from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. The Company completed its most recent annual goodwill impairment testing during the third quarter of 2018. As part of this testing, the Company analyzed certain qualitative and quantitative factors in determining goodwill impairment. The Company's assessments reflected a number of significant management assumptions and estimates including discount rates, and the Company's forecast of sales volumes and prices, new business, profit margins, income taxes, capital expenditures and changes in working capital requirements. Changes in these assumptions could materially impact the Company's conclusions. Based on its assessments, the Company concluded that there was no impairment of goodwill for any of its reporting units.
Although no reporting units failed the assessments noted above, in management’s opinion, the goodwill of the Display and Packaging reporting unit is at risk of impairment in the near term if operating performance does not improve in line with management's expectations, or if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate. Total goodwill associated with this reporting unit was $203,414  at September 30, 2018. In addition, a large portion of projected sales in the Display and Packaging reporting unit is concentrated in several major customers, the loss of any of which could impact the Company's conclusion regarding the likelihood of goodwill impairment for the unit.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Other Intangible Assets
A summary of other intangible assets as of September 30, 2018 and December 31, 2017 is as follows:

	September 30, 2018	December 31, 2017
Other Intangible Assets, gross:
Patents	$22,114	$21,957
Customer lists	537,027	497,634
Trade names	26,990	25,148
Proprietary technology	20,764	20,779
Land use rights	279	298
Other	2,135	1,740
Other Intangible Assets, gross	$609,309	$567,556

Accumulated Amortization:
Patents	(8,805)	(7,187)
Customer lists	(237,285)	(210,212)
Trade names	(6,405)	(4,427)
Proprietary technology	(14,554)	(13,192)
Land use rights	(48)	(47)
Other	(1,388)	(1,196)
Total Accumulated Amortization	$(268,485)	$(236,261)
Other Intangible Assets, net	$340,824	$331,295

The acquisition of Highland in April 2018 resulted in the addition of $45,624 of intangible assets, the vast majority of which related to customer lists.  In addition, measurement period adjustments were made during the first nine months of 2018 to the provisional fair values of the intangible assets acquired in the July 2017 acquisition of Clear Lam resulting in a $1,300 reduction in the value previously attributed to customer lists. See Note 4 for additional information. In the third quarter of 2018 the Company purchased certain intangible assets in Australia, primarily customer lists, for a total of $2,071. The intangibles acquired in the first nine months of 2018 will be amortized over a weighted average useful life of approximately 13 years.
Other intangible assets are amortized on a straight-line basis over their respective useful lives, which generally range from three to forty years. The Company has no intangible assets with indefinite lives.
Aggregate amortization expense was $11,664 and $10,117 for the three months ended September 30, 2018 and October 1, 2017, respectively, and $34,266 and $26,706 for the nine months ended September 30, 2018 and October 1, 2017, respectively. Amortization expense on other intangible assets is expected to total approximately $45,900 in 2018, $45,400 in 2019, $43,100 in 2020, $41,600 in 2021 and $39,700 in 2022.

Note 9: Debt
On April 12, 2018, the Company entered into a $100,000 term loan with Bank of America, N.A. The full amount was drawn from this facility on April 12, 2018, and the proceeds, along with proceeds from existing credit facilities, were used to fund the acquisition of Highland Packaging Solutions. The loan had a 364-day term and the Company had a one-time option to extend the term for an additional 364 days at its sole discretion. Interest was assessed at the London Interbank Offered Rate (LIBOR) plus a margin based on a pricing grid that used the Company's credit ratings. The LIBOR margin was 110 basis points. There was no required amortization and repayment could be accelerated at any time at the discretion of the Company. The entire $100,000 of the borrowings from this term loan had been repaid as of the end of the third quarter of 2018.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 10: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$1,312,678	$1,388,231	$1,288,002	$1,426,862

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
Cash Flow Hedges
At September 30, 2018 and December 31, 2017, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. These contracts, which have maturities ranging to December 2020, qualify as cash flow hedges under U.S. GAAP. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item.

Commodity Cash Flow Hedges
The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas and aluminum. At September 30, 2018, natural gas swaps covering approximately 8.0 million MMBTUs were outstanding. These contracts represent approximately 74%, 57% and 29% of anticipated U.S. and Canadian usage for the remainder of 2018, 2019 and 2020, respectively. Additionally, the Company had swap contracts covering 1,769 metric tons of aluminum, representing approximately 51% of anticipated usage for the remainder of 2018. The fair values of the Company’s commodity cash flow hedges netted to a loss position of $(575) at September 30, 2018, and $(1,713) at December 31, 2017. The amount of the loss included in Accumulated Other Comprehensive Loss at September 30, 2018, that is expected to be reclassified to the income statement during the next twelve months is $(320).

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales, purchases, and capital spending forecast to occur in 2018. The net positions of these contracts at September 30, 2018 were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	1,921,999
Mexican peso	purchase	167,127
Polish zloty	purchase	25,763
Canadian dollar	purchase	13,123
Russian ruble	purchase	9,284
Turkish lira	purchase	2,093
British pound	purchase	1,326
New Zealand dollar	sell	(131)
Australian dollar	sell	(355)
Euro	sell	(3,425)

The fair value of foreign currency cash flow hedges related to forecasted sales and purchases netted to a gain position of $313 at September 30, 2018 and $950 at December 31, 2017. Gains of $313 are expected to be reclassified from accumulated other comprehensive income to the income statement during the next twelve months. In addition, the Company has entered into forward contracts to hedge certain foreign currency cash flow transactions related to construction in progress. As of September 30, 2018 and at December 31, 2017, the net position of these contracts was $(235) and $330, respectively. During the nine months ended September 30, 2018, gains from these hedges totaling $136 were reclassified from accumulated other comprehensive income and included in the carrying value of the related fixed assets acquired. Losses of $(235) are expected to be reclassified from accumulated other comprehensive income and included in the carrying value of the related fixed assets acquired during the next twelve months.
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
The net positions of these contracts at September 30, 2018, were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	6,196,372
Mexican peso	purchase	330,523
Canadian dollar	purchase	23,199
Saudi Arabian riyal	sell	(4,131)
South African rand	sell	(18,784)

The fair value of the Company’s other derivatives was a gain position of $471 and a loss position of $(581) at September 30, 2018 and December 31, 2017, respectively.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the location and fair values of the Company’s derivative instruments at September 30, 2018 and December 31, 2017:

Description	Balance Sheet Location	September 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$205	$149
Commodity Contracts	Other assets	$13	$—
Commodity Contracts	Accrued expenses and other	$(577)	$(1,417)
Commodity Contracts	Other liabilities	$(216)	$(445)
Foreign Exchange Contracts	Prepaid expenses	$706	$2,232
Foreign Exchange Contracts	Accrued expenses and other	$(628)	$(1,282)
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Prepaid expenses	$496	$90
Foreign Exchange Contracts	Accrued expenses and other	$(25)	$(671)
While certain of the Company’s derivative contract arrangements with its counterparties provide for the ability to settle contracts on a net basis, the Company reports its derivative positions on a gross basis. There are no collateral arrangements or requirements in these agreements.
The following tables set forth the effect of the Company’s derivative instruments on financial performance for the three months ended September 30, 2018 and October 1,2017:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Three months ended September 30, 2018
Foreign Exchange Contracts	$2,550	Net sales	$614
		Cost of sales	$(260)
Commodity Contracts	$(135)	Cost of sales	$(153)

Three months ended October 1, 2017
Foreign Exchange Contracts	$3,119	Net sales	$4,814
		Cost of sales	$(2,766)
Commodity Contracts	$(694)	Cost of sales	$656

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Three months ended September 30, 2018
Foreign Exchange Contracts	$—	Cost of sales
	$(1,008)	Selling, general and administrative
Three months ended October 1, 2017
Foreign Exchange Contracts	$—	Cost of sales
	$(3,172)	Selling, general and administrative

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

	Three months ended September 30, 2018		Three months ended October 1, 2017
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$614	$(413)	$4,814	$(2,110)

The effects of cash flow hedging:

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$614	$(260)	$4,814	$(2,766)

Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$—	$(153)	$—	$656

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the nine months ended September 30, 2018 and October 1, 2017:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Nine months ended September 30, 2018
Foreign Exchange Contracts	$(211)	Net sales	$1,184
		Cost of sales	$(613)
Commodity Contracts	$995	Cost of sales	$(143)
Nine months ended October 1, 2017
Foreign Exchange Contracts	$936	Net sales	$8,097
		Cost of sales	$(4,808)
Commodity Contracts	$(1,957)	Cost of sales	$1,367

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Nine months ended September 30, 2018
Foreign Exchange Contracts	$—	Cost of sales
	$1,016	Selling, general and administrative
Nine months ended October 1, 2017
Foreign Exchange Contracts	$—	Cost of sales
	$(2,074)	Selling, general and administrative

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

	Nine months ended September 30, 2018		Nine months ended October 1, 2017
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$1,184	$(756)	$8,097	$(3,441)

The effects of cash flow hedging:

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$1,184	$(613)	$8,097	$(4,808)

Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$—	$(143)	$—	$1,367

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
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	September 30, 2018	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(575)	$—	$—	$(575)	$—
Foreign exchange contracts	$78	$—	$—	$78	$—
Non-hedge derivatives, net:
Foreign exchange contracts	$471	$—	$—	$471	$—
Deferred compensation plan assets	$290	$—	$290	$—	$—

Description	December 31, 2017	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(1,713)	$—	$—	$(1,713)	$—
Foreign exchange contracts	$950	$—	$—	$950	$—
Non-hedge derivatives, net:
Foreign exchange contracts	$(581)	$—	$—	$(581)	$—
Deferred compensation plan assets	$268	$—	$268	$—	$—

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
The Company does not currently have any non-financial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company’s financial assets or liabilities are measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the three- and nine-month periods ended September 30, 2018.

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
The components of net periodic benefit cost include the following:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Retirement Plans
Service cost	$4,532	$4,626	$13,682	$13,835
Interest cost	13,698	13,716	41,249	42,085
Expected return on plan assets	(22,740)	(20,297)	(68,529)	(60,833)
Amortization of prior service cost	239	228	730	683
Amortization of net actuarial loss	9,241	9,625	27,823	29,585
Effect of curtailment loss	97	—	97	—
Effect of settlement loss	—	476	645	31,550
Net periodic benefit cost	$5,067	$8,374	$15,697	$56,905

Retiree Health and Life Insurance Plans
Service cost	$73	$70	$222	$234
Interest cost	115	123	336	347
Expected return on plan assets	(222)	(408)	(912)	(1,228)
Amortization of prior service credit	(124)	(124)	(373)	(374)
Amortization of net actuarial gain	(288)	(189)	(828)	(569)
Net periodic benefit income	$(446)	$(528)	$(1,555)	$(1,590)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The Company made aggregate contributions of $13,188 and $38,483 to its defined benefit retirement and retiree health and life insurance plans during the nine months ended September 30, 2018 and October 1, 2017, respectively. The Company expects to make additional aggregate contributions of approximately $8,500 to its defined benefit retirement and retiree health and life insurance plans over the remainder of 2018.

The Company recognized settlement losses totaling $645 during the nine months ended September 30, 2018 resulting from payments made to certain participants of the Company's Canadian pension plan who elected the lump sum option of distribution upon retirement. Settlement losses in the prior year totaling $31,550 resulted primarily from the Company's initiative to settle the pension obligation of certain terminated vested participants in the U.S. qualified retirement plans, through a lump sum payment or the purchase of an annuity.

During the three-month period ended September 30, 2018, the Company recognized a curtailment loss of $97 related to the termination of a small retirement plan in Canada.

Sonoco Retirement Contribution (SRC)
SRC contributions, which are funded annually in the first quarter, totaled $14,151 during the nine months ended September 30, 2018, and $14,066 during the nine months ended October 1, 2017. No additional SRC contributions are expected during the remainder of 2018. The Company recognized expense related to the SRC of $3,707 and $3,239 for the quarters ended September 30, 2018 and October 1, 2017, respectively, and $11,594 and $10,930, for the nine-month periods ended September 30, 2018 and October 1, 2017, respectively.

Note 13:  Income Taxes
The Company’s effective tax rate for the three- and nine-month periods ending September 30, 2018, was 21.0% and 24.0%, respectively, and its effective rate for the three- and nine-month periods ending October 1, 2017, was 33.4% and 32.3%, respectively. The rate for the nine-month period ending September 30, 2018 varied from the U.S. statutory rate due primarily to the new international tax regime of the U.S. as part of the enactment of the Tax Cuts and Jobs Act (Tax Act) as well as the effect of state income taxes and the release of reserves on uncertain tax positions related to the expiration of the statute of limitations. The rate for the three-month period ending September 30, 2018 was impacted by these same items; however, they had the effect of offsetting one another, resulting in an effective tax rate approximately equal to the U.S. statutory rate. The rates for the three- and nine-month periods ending October 1, 2017 varied from the U.S. statutory rate due primarily to the favorable effect of certain international operations that were subject to tax rates generally lower than the U.S. rate, as well as the effect of state income taxes.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. Adjustments were made during the nine months ended September 30, 2018, to the provisional amounts recorded in December as necessary to revalue deferred tax assets and liabilities pursuant to the preparation of the 2017 federal income tax return. As of September 30, 2018, the 2017 U.S. federal tax return, as well as various state income tax returns, had not been finalized. Any additional  adjustments will be recorded to tax expense in the fourth quarter of 2018.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years prior to 2015. The Company has entered the appeals process with the Internal Revenue Service for the 2012 and 2013 tax years.
The Company’s reserve for uncertain tax benefits has decreased by approximately $1,000 since December 31, 2017, due primarily to a decrease in reserves related to existing uncertain tax positions. The Company believes that it is

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

reasonably possible that the amount reserved for unrecognized tax benefits at September 30, 2018 will decrease by approximately $3,200 over the next twelve months. This change includes the anticipated increase in reserves related to existing positions offset by settlements of issues currently under examination and the release of existing reserves due to the expiration of the statute of limitations. Although the Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental, management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis. The Company has operations and pays taxes in many countries outside of the U.S. and taxes on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that the loss of such benefit would have a material effect on the Company’s overall effective tax rate.
As previously disclosed, the Company received a draft Notice of Proposed Adjustment (“NOPA”) from the Internal Revenue Service (IRS) in February 2017 proposing an adjustment to income for the 2013 tax year based on the IRS's recharacterization of a distribution of an intercompany note made in 2012, and the subsequent repayment of the note over the course of 2013, as if it were a cash distribution made in 2013. In March 2017, the Company received a draft NOPA proposing penalties of $18,000 associated with the IRS’s recharacterization, as well as an Information Document Request (“IDR”) requesting the Company’s analysis of why such penalties should not apply. The Company responded to this IDR in April 2017. On October 5, 2017, the Company received two revised draft NOPAs proposing the same adjustments and penalties as in the prior NOPAs. On November 14, 2017, the Company received two final NOPAs proposing the same adjustments and penalties as in the prior draft NOPAs. On November 20,  2017, the Company received a Revenue Agent's Report (“RAR”) that included the same adjustments and penalties as in the NOPAs.  At the time of the distribution in 2012, it was characterized as a dividend to the extent of earnings and profits, with the remainder as a tax free return of basis and taxable capital gain. As the IRS proposes to recharacterize the distribution, the entire distribution would be characterized as a dividend. The incremental tax liability associated with the income adjustment proposed in the RAR would be approximately $89,000, excluding interest and the previously referenced penalties. On January 22, 2018, the Company filed a protest to the proposed deficiency with the IRS. The Company received a rebuttal of its protest from the IRS on July 10, 2018, and the matter has now been referred to the Appeals Division of the IRS. The Company strongly believes the position of the IRS with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that the Company's previously reported income tax provision for the year in question is appropriate. However, there can be no assurance that this matter will be resolved in the Company's favor. Regardless of whether the matter is resolved in the Company's favor, the final resolution of this matter could be expensive and time consuming to defend and/or settle. While the Company believes that the amount of tax originally paid with respect to this distribution is correct, and accordingly has not provided additional reserve for tax uncertainty, there is still a possibility that an adverse outcome of the matter could have a material effect on its results of operations and financial condition.

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

	September 30, 2018	January 1, 2018 As adjusted
Contract Assets	$50,769	$45,877
Contract Liabilities	$(16,135)	$(16,513)

Significant changes in the contract assets and liabilities balances during the period were as follows:

	September 30, 2018		January 1, 2018 Adjusted
	Contract Asset	Contract Liability	Contract Asset	Contract Liability
Beginning Balance	$45,877	$(16,513)	$—	$(11,298)
Revenue deferred or rebates accrued	—	(12,240)	—
Recognized as revenue or rebate paid to customer	—	12,618	—	—
Increases due to rights to consideration for customer specific goods produced, but not billed during the period	50,769	—	—	—
Transferred to receivables from contract assets recognized at the beginning of the period	(45,877)	—	—	—
Increase as a result of cumulative catch-up arising from changes in the estimate of completion, excluding amounts transferred to receivables during the period	—		45,877	(5,215)
Impairment of contract asset	—	—	—	—
Ending Balance	$50,769	$(16,135)	$45,877	$(16,513)

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth information about revenue disaggregated by primary geographic regions, and timing of revenue recognition for the three-month period ended September 30, 2018. The table also includes a reconciliation of disaggregated revenue with reportable segments.

Three Months Ended	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions
Primary Geographical Markets:
United States	$431,216	$80,696	$274,966	$91,093
Europe	101,848	82,906	84,313	6,721
Canada	29,427	—	33,233	—
Other	37,663	1,562	71,236	37,882
Total	$600,154	$165,164	$463,748	$135,696

Timing of Revenue Recognition:
Products transferred at a point in time	$368,709	$124,437	$438,599	$117,608
Products transferred over time	231,445	40,727	25,149	18,088
Total	$600,154	$165,164	$463,748	$135,696
The following table sets forth information about revenue disaggregated by primary geographic regions, and timing of revenue recognition for the nine-month period ended September 30, 2018. The table also includes a reconciliation of disaggregated revenue with reportable segments.

Nine Months Ended	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions
Primary Geographical Markets:
United States	$1,275,775	$223,760	$820,429	$313,341
Europe	310,865	221,228	267,566	20,326
Canada	87,728	—	99,868	—
Other	111,700	6,094	210,675	65,967
Total	$1,786,068	$451,082	$1,398,538	$399,634

Timing of Revenue Recognition:
Products transferred at a point in time	$1,101,125	$325,313	$1,332,266	$339,043
Products transferred over time	684,943	125,769	66,272	60,591
Total	$1,786,068	$451,082	$1,398,538	$399,634

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
SEGMENT FINANCIAL INFORMATION

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Net sales:
Consumer Packaging	$600,154	$565,788	$1,786,068	$1,569,231
Display and Packaging	165,164	135,560	451,082	365,807
Paper and Industrial Converted Products	463,748	483,376	1,398,538	1,395,075
Protective Solutions	135,696	139,910	399,634	407,519
Consolidated	$1,364,762	$1,324,634	$4,035,322	$3,737,632
Intersegment sales:
Consumer Packaging	$782	$2,173	$2,643	$4,749
Display and Packaging	1,034	679	2,196	2,253
Paper and Industrial Converted Products	32,828	38,791	100,804	103,844
Protective Solutions	418	518	1,273	1,436
Consolidated	$35,062	$42,161	$106,916	$112,282
Operating profit:
Segment operating profit:
Consumer Packaging	$56,014	$68,922	$180,772	$188,758
Display and Packaging	3,703	1,993	4,865	6,694
Paper and Industrial Converted Products	53,906	43,696	155,229	115,983
Protective Solutions	10,433	11,323	34,739	33,270
Restructuring/Asset impairment charges	(22,061)	(511)	(28,691)	(12,519)
Other, net	(422)	(2,191)	(3,381)	(10,115)
Consolidated	$101,573	$123,232	$343,533	$322,071

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
Spartanburg
In connection with its acquisition of Tegrant in November 2011, the Company identified potential environmental contamination at a site in Spartanburg, South Carolina. The total remediation cost of the Spartanburg site was estimated to be $17,400 at the time of acquisition and an accrual in this amount was recorded on Tegrant’s opening balance sheet. Since the acquisition, the Company has spent a total of $1,293 on remediation of the Spartanburg site. During previous years, the Company has increased its reserves for this site by a total of $17 in order to reflect its best estimate of what it is likely to pay in order to complete the remediation. At September 30, 2018 and December 31, 2017, the Company's accrual for environmental contingencies related to the Spartanburg site totaled $16,124 and $16,504, respectively. The Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts accrued with respect to this exposure. However, the Company does not believe that the resolution of this matter has a reasonable possibility of having a material adverse effect on the Company's financial statements.
Other environmental matters
The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time. However, the Company does not believe that the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company's financial statements. At September 30, 2018 and December 31, 2017, the Company's accrual for these other sites totaled $3,311 and $3,802, respectively.
Summary
As of September 30, 2018 and December 31, 2017, the Company (and its subsidiaries) had accrued $19,435 and $20,306, respectively, related to environmental contingencies. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sonoco Products Company,

Results of Review of Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company and its subsidiaries as of September 30, 2018, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2018 and October 1, 2017 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2018 and October 1, 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
October 31, 2018

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

SONOCO PRODUCTS COMPANY
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
Third Quarter 2018 Compared with Third Quarter 2017
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

	For the three months ended September 30, 2018
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Operating profit	$101,573	$22,061	$422	$124,056
Non-operating pension (income)/costs	(25)	—	(97)	(122)
Interest expense, net	14,502	—	—	14,502
Income before income taxes	87,096	22,061	519	109,676
Provision for income taxes	18,325	5,465	2,137	25,927
Income before equity in earnings of affiliates	68,771	16,596	(1,618)	83,749
Equity in earnings of affiliates, net of tax	4,049	—	—	4,049
Net income	72,820	16,596	(1,618)	87,798
Net (income) attributable to noncontrolling interests	(405)	(28)	—	(433)
Net income attributable to Sonoco	72,415	16,568	(1,618)	87,365
	$0.72	$0.16	$(0.02)	$0.86

(1)Consists primarily of costs related to acquisitions and potential acquisitions. Also includes the effect of changes in the U.S. corporate tax rate on deferred tax adjustments and other non-base tax adjustments totaling a gain of $2,757.

SONOCO PRODUCTS COMPANY

	For the three months ended October 1, 2017
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Operating profit	$123,232	$511	$2,191	$125,934
Non-operating pension (income)/costs	3,150	—	(476)	2,674
Interest expense, net	13,647	—	—	13,647
Income before income taxes	106,435	511	2,667	109,613
Provision for income taxes	35,545	445	(1,080)	34,910
Income before equity in earnings of affiliates	70,890	66	3,747	74,703
Equity in earnings of affiliates, net of tax	2,521	—	—	2,521
Net income	73,411	66	3,747	77,224
Net (income) attributable to noncontrolling interests	(599)	(21)	—	(620)
Net income attributable to Sonoco	$72,812	$45	$3,747	$76,604
Per diluted common share	$0.72	$—	$0.04	$0.76

(1) Consists primarily of costs related to acquisitions and potential acquisitions. Additionally, these amounts include the effect of state tax rate changes on deferred taxes as well as reserves for uncertain tax positions totaling a net loss of $2,362.

RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended September 30, 2018 versus the three months ended October 1, 2017.
OVERVIEW
Net sales for the third quarter of 2018 increased 3.0% to $1,365 million, compared with $1,325 million in the same period last year. The improvement reflects an increase in sales added by acquisitions, volume growth, and higher year-over-year selling prices in some product lines, reflecting an increase in the cost of certain raw materials, as well as freight and other operating expenses. These positive factors were somewhat offset by unfavorable changes in foreign currency exchange rates.
Net income attributable to Sonoco for the third quarter of 2018 decreased 0.5% to $72.4 million, $0.72 per diluted share, compared to $72.8 million, $0.72 per diluted share, reported for the same period of 2017. Current quarter net income includes after-tax, non-base charges totaling $15.0 million, consisting primarily of restructuring and acquisition-related costs. Results for the third quarter of 2017 include after-tax, non-base charges totaling $3.8 million, consisting primarily of acquisition-related costs and pension settlement charges. Adjusted for these items, third-quarter 2018 base net income attributable to Sonoco (base earnings) increased 14.0% to $87.4 million, $0.86 per diluted share, from $76.6 million, $0.76 per diluted share, in 2017.
In September 2018, Sonoco's paper mill operations in Hartsville, South Carolina, were temporarily shut down following unprecedented flooding from Hurricane Florence. The storm impact also temporarily idled operations at several recycling operations, tube and core plants and other operations in Virginia, North Carolina and South Carolina. All operations impacted by Hurricane Florence are back in production. In September, paper mill operations in Hartsville lost approximately 22,300 tons of uncoated recycled paperboard and corrugated medium paper production due to the storm. The negative third-quarter earnings impact from Hurricane Florence was approximately $4.8 million, $0.04 per diluted share. This impact was primarily driven by lost production and sales at impacted facilities. The Company expects to experience additional business interruption losses of approximately $0.02 to $0.03 per diluted share in the fourth quarter. Sonoco carries property and business interruption insurance, subject to a combined, per-event, $1 million self-insured retention, and is actively working on insurance recovery.
In addition, the Company incurred approximately $8.0 million in flood-related costs during the third quarter, including costs for clean-up, repairs, damaged inventory, and excess production costs related to downtime and disruptions within our internal supply chain. These costs were offset by $10.0 million in proceeds from an advance insurance payment and did not impact earnings for the quarter other than to the extent of the Company's self-insured retention mentioned above.

SONOCO PRODUCTS COMPANY
Third-quarter 2018 earnings were essentially flat with the same period last year. The $11.2 million increase in after-tax non-base charges, which was driven primarily by the charges related to exiting a contract at a packaging center, was essentially offset by a positive price/cost impact. In particular, the Company's Paper and Industrial Converted Products segment has benefited from higher selling prices on the portion of the tubes, cores and paper business not contractually tied to old corrugated containers (OCC), while prices for OCC, a primary raw material, have trended downward and are substantially below prior-year levels.  As a result, all of the segment's geographical regions reported a favorable year-over-year change in price/cost for the quarter. These gains were offset by the impact of Hurricane Florence and higher management incentives, as well as higher general wage and other inflation, and unfavorable changes in the impact of foreign currency exchange rates. The third quarter of 2018 also benefited from a significantly lower effective tax rate versus 2017 due to the 2017 Tax Cuts and Jobs Act ("Tax Act").

OPERATING REVENUE
Net sales for the third quarter of 2018 increased $40 million from the prior-year quarter.
The components of the sales change were:

($ in millions)
Volume/mix	$25
Selling prices	6
Acquisitions	31
Foreign currency translation and other, net	(22)

Total sales increase	$40

COSTS AND EXPENSES
The Company's gross profit margin percentage remained relatively flat at 19.0% this quarter compared to 19.1% in the prior-year quarter. A favorable price/cost relationship driven by stronger market conditions was offset by the impact of acquisitions. The translation impact of a stronger dollar decreased reported cost of goods sold by approximately $17 million compared to the third quarter of 2017.
Selling, general and administrative ("SG&A") costs for the quarter increased $6.9 million, or 5.3%, year over year due primarily to the inclusion of the SG&A expenses of acquired businesses, higher management incentives and wage inflation.
Third-quarter restructuring costs and asset impairment charges totaled $22.1 million compared with $0.5 million in the same period last year. The year-over-year increase was mostly driven by costs recognized in the third quarter of 2018 related to exiting a contract at a packaging center. Additional information regarding restructuring and asset impairment charges is provided in Note 6 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-operating pension costs decreased $3.2 million for the quarter, compared to the prior-year period, due primarily to a higher expected return on plan assets resulting from the strong investment performance in 2017 and the $50 million voluntary contribution made to the Company's U.S. pension plans in October 2017.
Net interest expense for the third quarter increased to $14.5 million, compared with $13.6 million during the third quarter of 2017. The increase was due to higher interest rates and higher average borrowings in the current-year quarter stemming from acquisition financing.
The effective tax rate on GAAP and base earnings in the third quarter of 2018 was 21.0% and 23.6%, respectively, compared with 33.4% and 31.8%, respectively, for last year's quarter. The GAAP and base effective tax rates were lower in 2018 primarily due to the decrease in the U.S. federal tax rate as well as other changes in the Tax Act. The 2018 GAAP and base rates also benefited from the release of tax reserves on uncertain tax positions as a result of the expiration of the statute of limitations. In addition, the current year GAAP rate benefited from adjustments related to finalization of the 2017 federal income tax return while the prior year's GAAP tax rate benefited from a favorable distribution of earnings between low- and high-tax jurisdictions.

SONOCO PRODUCTS COMPANY
REPORTABLE SEGMENTS
The following table recaps net sales attributable to each of the Company’s segments for the third quarters of 2018 and 2017 ($ in thousands):

	Three Months Ended
	September 30, 2018	October 1, 2017	% Change
Net sales:
Consumer Packaging	$600,154	$565,788	6.1%
Display and Packaging	165,164	135,560	21.8%
Paper and Industrial Converted Products	463,748	483,376	(4.1)%
Protective Solutions	135,696	139,910	(3.0)%
Consolidated	$1,364,762	$1,324,634	3.0%

The following table recaps operating profit attributable to each of the Company’s segments during the third quarters of 2018 and 2017 ($ in thousands):

	Three Months Ended
	September 30, 2018	October 1, 2017	% Change
Operating profit:
Segment operating profit:
Consumer Packaging	$56,014	$68,922	(18.7)%
Display and Packaging	3,703	1,993	85.8%
Paper and Industrial Converted Products	53,906	43,696	23.4%
Protective Solutions	10,433	11,323	(7.9)%
Restructuring/Asset impairment charges	(22,061)	(511)
Other, net	(422)	(2,191)
Consolidated	$101,573	$123,232	(17.6)%
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

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the third quarters of 2018 and 2017 ($ in thousands):

	Three Months Ended
	September 30, 2018	October 1, 2017
Restructuring/Asset impairment charges:
Consumer Packaging	$4,331	$(1,111)
Display and Packaging	15,593	(2)
Paper and Industrial Converted Products	1,865	993
Protective Solutions	284	621
Corporate	(12)	10
Consolidated	$22,061	$511

SONOCO PRODUCTS COMPANY
Consumer Packaging
The Consumer Packaging segment includes the following products and services: round and shaped rigid containers and trays (both composite and thermoformed plastic); extruded and injection-molded plastic products; printed flexible packaging; global brand artwork management; and metal and peelable membrane ends and closures.

Segment sales increased 6.1% compared to the prior-year quarter due to sales from acquisitions and higher selling prices, partially offset by the negative impact of foreign exchange and lower volume. Higher sales volume in flexible packaging was more than offset by lower rigid paper sales volume in North America, Latin America and Europe as well as in rigid plastics.

Segment operating profit declined 18.7% compared to the prior-year quarter as the benefit of acquisitions was more than offset by higher-than-anticipated resin, freight and other operating expenses, along with lower volume and negative manufacturing productivity. These items, together with changes in the mix of business, resulted in segment operating margin declining to 9.3% of sales in the quarter from 12.2% in 2017.

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

Sales for the quarter were up 21.8% compared to last year’s quarter due primarily to increased sales in the packaging center near Atlanta, partially offset by the negative impact of foreign exchange.

Segment operating profit increased $1.7 million as higher volume, improved manufacturing productivity and an improved price/cost relationship were partially offset by higher operating costs associated with the Atlanta packaging center. Despite continued improvements at the packaging center near Atlanta, the Company decided that it could not achieve acceptable margins under the single-customer contract associated with this facility. As of September 30, 2018 the Company has exited this contract. Costs triggered by this exit are included in Restructuring / Asset Impairment Charges.
Paper and Industrial Converted Products
The Paper and Industrial Converted Products segment includes the following products: paperboard tubes and cores; fiber-based construction tubes and forms; wooden, metal and composite wire and cable reels and spools; and recycled paperboard, linerboard, corrugating medium, recovered paper and material recycling services.

Reported segment sales decreased approximately 4.1% percent from the prior-year quarter as selling prices declined due to lower recovered paper prices and a negative impact from changes in foreign exchange rates. Volume/mix was essentially flat as lower global tube and core volume and the impact of Hurricane Florence on domestic paper operations were offset by improved volume in wire and cable reels, recycling and European paper operations.

Operating profit increased 23.4% over the prior year, driven by a positive price/cost relationship across the segment, excluding recycling operations. Segment operating margin improved 258 basis points to 11.6%.

Protective Solutions
The Protective Solutions segment includes the following products: custom-engineered, paperboard-based and expanded foam protective packaging and components; and temperature-assured packaging.

Segment sales for the quarter declined 3.0% year over year due primarily to the negative impact of declining foreign exchange rates and softer demand. Volume/mix declined as increased sales for temperature-assured packaging and molded foam transportation components were more than offset by declines in molded foam and paper-based consumer packaging.

SONOCO PRODUCTS COMPANY
Segment operating profit declined slightly due primarily to higher operating inflation. Segment operating margin decreased slightly to  7.7%.

Nine Months Ended September 30, 2018 Compared with Nine Months Ended October 1, 2017
RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for each of the periods presented.

	For the nine months ended September 30, 2018
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Operating profit	$343,533	$28,691	$3,381	$375,605
Non-operating pension (income)/costs	197	—	(742)	(545)
Interest expense, net	42,984	—	—	42,984
Income before income taxes	300,352	28,691	4,123	333,166
Provision for income taxes	71,974	7,196	5,635	84,805
Income before equity in earnings of affiliates	228,378	21,495	(1,512)	248,361
Equity in earnings of affiliates, net of tax	9,012	—	—	9,012
Net income	237,390	21,495	(1,512)	257,373
Net (income) attributable to noncontrolling interests	(1,508)	(48)	—	(1,556)
Net income attributable to Sonoco	$235,882	$21,447	$(1,512)	$255,817
Per diluted common share*	$2.34	$0.21	$(0.01)	$2.53

(1)Consists primarily of costs related to acquisitions and potential acquisitions. Also includes the effect of the change in the U.S. corporate tax rate on deferred tax adjustments and other non-base tax adjustments totaling a gain of $5,540.

	For the nine months ended October 1, 2017
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Operating profit	$322,071	$12,519	$10,115	$344,705
Non-operating pension (income)/costs	41,246	—	(31,550)	9,696
Interest expense, net	38,497	—	—	38,497
Income before income taxes	242,328	12,519	41,665	296,512
Provision for income taxes	78,251	4,081	11,422	93,754
Income before equity in earnings of affiliates	164,077	8,438	30,243	202,758
Equity in earnings of affiliates, net of tax	7,320	—	—	7,320
Net income	171,397	8,438	30,243	210,078
Net (income) attributable to noncontrolling interests	(1,727)	(35)	—	(1,762)
Net income attributable to Sonoco	$169,670	$8,403	$30,243	$208,316
Per diluted common share*	$1.68	$0.08	$0.30	$2.07

(1) Includes pension settlement charges of $31,550, costs related to acquisitions and potential acquisitions, and certain other costs, partially offset by insurance settlement gains. Also includes net tax charges totaling $2,229 primarily related to the settlement of a tax audit in Canada and the effect of state tax rate changes on deferred taxes as well as reserves for uncertain tax positions totaling a net loss of $2,263. These amounts are partially offset by a tax benefit from the final settlement of a prior year business disposition.

SONOCO PRODUCTS COMPANY
RESULTS OF OPERATIONS
The following discussion provides a review of results for the nine months ended September 30, 2018 versus the nine months ended October 1, 2017.
OVERVIEW
Net sales for the first nine months of 2018 increased 8.0% to $4,035 million, compared with $3,738 million in the same period last year. The improvement reflects an increase in sales added by acquisitions, volume growth, the positive impact of foreign exchange and higher selling prices implemented to recover the higher cost of certain raw materials as well as freight and other operating inflation.
Net income attributable to Sonoco for the first nine months of 2018 increased 39.0% to $236 million, $2.34 per diluted share, compared to $170 million, $1.68 per diluted share, reported for the same period of 2017. Current period net income includes after-tax, non-base charges totaling $19.9 million. These charges consist primarily of restructuring and acquisition-related costs. Results for the first nine months of 2017 include after-tax restructuring and asset impairment charges of $8.4 million and after-tax lump-sum pension settlement charges, acquisition, and non-base tax charges of $30.2 million. Adjusted for these items, nine-month base net income attributable to Sonoco (base earnings) increased 22.8% to $255.8 million, $2.53 per diluted share, from $208.3 million, $2.07 per diluted share, in 2017.

The higher earnings in the first nine months of 2018 were largely the result of a positive price/cost impact, particularly in the Company's Paper and Industrial Converted Products segment. The Company has benefited from higher selling prices on the portion of the tubes, cores and paper business not contractually tied to old corrugated containers (OCC), while prices for OCC, a primary raw material, have trended downward and are substantially below prior-year levels. Additionally, continued improvement in market conditions for corrugating medium benefited earnings year over year. Manufacturing productivity, which was strongest in the Company's Consumer Packaging segment, together with lower restructuring, asset impairment, and acquisition-related charges also contributed to the increase in year-to-date net income. These positive factors were slightly offset by higher management incentives as well as general wage and other inflation. Also, as previously discussed, Hurricane Florence had an approximately $4.8 million, $.04 per diluted share, negative impact year to date, driven largely by lost production as other costs incurred were essentially offset by recognized insurance recoveries above the Company's $1.0 million deductible. Finally, compared to 2017, year-to-date net income benefited from pension settlement charges of $19.5 million, after tax, that did not recur in 2018 and a significant decrease in the effective tax rate due to the 2017 Tax Act.
OPERATING REVENUE
Net sales for the first nine months of 2018 increased $298 million from the same period in 2017.
The components of the sales change were:

($ in millions)
Volume/mix	$67
Selling prices	40
Acquisitions and Divestitures	152
Foreign currency translation and other, net	39

Total sales increase	$298

COSTS AND EXPENSES
The Company's gross profit margin percentage increased to 19.5% for the first nine months compared to 19.1% in the prior-year period. The modest increase in gross profit margin was largely attributable to the favorable price/cost relationship driven by stronger market conditions, procurement productivity, and the timing and direction of material cost movements. Margins also benefited from improved manufacturing cost productivity, partially offset by higher wage and operating cost inflation. The translation impact of a weaker dollar increased reported cost of goods sold by approximately $37 million compared to the first nine months of 2017.
Selling, general and administrative ("SG&A") costs for the first nine months increased $34.8 million, or 9.2%, year over year due primarily to expenses incurred at the operations of acquired businesses, higher management incentives and wage inflation.

SONOCO PRODUCTS COMPANY
Year-to-date restructuring costs and asset impairment charges totaled $28.7 million compared with $12.5 million in the same period last year. Additional information regarding restructuring and asset impairment charges is provided in Note 6 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-operating pension costs decreased $41.0 in the first nine months of 2018 due primarily to lower year-over-year pension settlement charges and a higher expected return on plan assets resulting from the strong investment performance in 2017 and the $50 million voluntary contribution made to the Company's U.S. pension plans in October 2017.
Net interest expense for the first nine months increased to $43.0 million, compared with $38.5 million during the first nine months of 2017. The increase was due to higher interest rates and higher average borrowings in the current-year period stemming from acquisition financing.
The effective tax rate on GAAP and base earnings in the first nine months of 2018 was 24.0% and 25.5%, respectively, compared with 32.3% and 31.6%, respectively, for last year's period. The GAAP and base effective tax rates were lower in 2018 primarily due to the decrease in the U.S. federal tax rate as well as other changes in the Tax Act. The 2018 GAAP and base rates also benefited from the release of tax reserves on uncertain tax positions as a result of the expiration of the statute of limitations. In addition, the current year GAAP rate benefited from adjustments related to finalization of the 2017 federal income tax return while the prior year's GAAP tax rate benefited from a favorable distribution of earnings between low- and high-tax jurisdictions.
REPORTABLE SEGMENTS
The following table recaps net sales attributable to each of the Company's segments during the first nine months of 2018 and 2017 ($ in thousands):

	Nine Months Ended
	September 30, 2018	October 1, 2017	% Change
Net sales:
Consumer Packaging	$1,786,068	$1,569,231	13.8%
Display and Packaging	451,082	365,807	23.3%
Paper and Industrial Converted Products	1,398,538	1,395,075	0.2%
Protective Solutions	399,634	407,519	(1.9)%
Consolidated	$4,035,322	$3,737,632	8.0%
The following table recaps operating profits attributable to each of the Company's segments during the first nine months of 2018 and 2017 ($ in thousands):

	Nine Months Ended
	September 30, 2018	October 1, 2017	% Change
Operating profit:
Segment operating profit:
Consumer Packaging	$180,772	$188,758	(4.2)%
Display and Packaging	4,865	6,694	(27.3)%
Paper and Industrial Converted Products	155,229	115,983	33.8%
Protective Solutions	34,739	33,270	4.4%
Restructuring/Asset impairment charges	(28,691)	(12,519)
Other, net	(3,381)	(10,115)
Consolidated	$343,533	$322,071	6.7%

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

SONOCO PRODUCTS COMPANY
The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the first nine months of 2018 and 2017 ($ in thousands):

	Nine Months Ended
	September 30, 2018	October 1, 2017
Restructuring/Asset impairment charges:
Consumer Packaging	$8,046	$3,049
Display and Packaging	16,256	721
Paper and Industrial Converted Products	2,776	5,801
Protective Solutions	1,382	2,475
Corporate	231	473
Consolidated	$28,691	$12,519
Consumer Packaging
Segment sales increased 13.8% year to date compared to the prior-year period due to acquisitions, higher selling prices and the positive impact of changes in foreign exchange rates.
Year-to-date segment operating profit declined 4.2% due to higher operating costs driven by certain resin material inflation, higher wages and management incentives, and changes in the mix of business. These declines were partially offset by a positive price/cost relationship, the benefit of acquisitions, and manufacturing productivity. Segment operating margin declined to 10.1% from 12.0% in the prior-year period due to the previously mentioned higher operating costs.

Display and Packaging
Sales for the segment were up 23.3% year to date compared to last year’s period due primarily to volume growth from a new packaging center near Atlanta and the positive impact of foreign exchange.
Segment operating profit decreased $1.8 million, or 27.3%, largely due to inefficiencies and higher operating costs associated with the ramp up of production at the new packaging center. Despite improvements throughout the year at the packaging center near Atlanta, the Company decided that it could not achieve acceptable margins under the single-customer contract associated with this facility. As of September 30, 2018 the Company has exited this contract.
Paper and Industrial Converted Products
Segment sales were essentially flat year to date versus the prior year period due to modest increases from changes in foreign exchange rates which were effectively offset by lower selling prices in the Company's recycling business driven by decreases in market prices for old corrugated containers (OCC).
Operating profit increased 33.8% over the prior year period driven by a positive price/cost relationship across most of the segment, including continued improvement in the Company's corrugating medium operations. Segment operating margin improved 278 basis points to 11.1%.
Protective Solutions
Segment sales for the period declined 1.9% year over year as the positive impact of higher selling prices was offset by the negative impact of foreign exchange transaction losses on foreign currency denominated sales and lower volume/mix, primarily in the segment’s automotive components business.
Year-to-date operating profit increased 4.4% from the prior-year period due to manufacturing productivity and a positive price/cost relationship partially offset by lower volume, specifically in automotive components. Segment operating margin was 8.7%, a 52 basis point improvement over the prior-year year to date.

SONOCO PRODUCTS COMPANY
OTHER ITEMS
Subsequent Events
Completion of acquisition
On October 1, 2018, the Company completed the acquisition of the remaining 70 percent interest in Conitex Sonoco for total consideration of approximately $133.0 million in cash. Final consideration will be subject to a post-closing adjustment for the change in working capital to the date of closing. The Conitex Sonoco joint venture was formed in 1998 between Texpack, Inc., a Spanish-based global provider of paperboard and paper-based packaging products, and Sonoco. Conitex Sonoco produces uncoated recycled paperboard and tubes and cones for the global spun yarn industry, as well as adhesives, flexible intermediate bulk containers and corrugated pallets. Conitex Sonoco has approximately 1,250 employees across 13 manufacturing locations in 10 countries, including four paper mills and seven cone and tube converting operations and two other production facilities. The financial results of Conitex Sonoco will be included in the Company's Paper and Industrial Converted Products segment. Also on October 1, 2018, the Company acquired from Texpack, Inc. a rigid paper facility in Spain for approximately $10.0 million in cash, the full amount of which was pre-funded on September 28, 2018. The results of this operation will be accounted for in the Company's Consumer Packaging segment.
Critical Accounting Policies and Estimates
Goodwill impairment evaluation
The Company assesses its goodwill for impairment annually and from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. If the carrying value of a reporting unit exceeds the implied fair value of that reporting unit, an impairment charge to goodwill is recognized for the excess. The Company's reporting units are the same as, or one level below, its operating segments, as determined in accordance with ASC 350.

The Company completed its most recent annual goodwill impairment testing during the third quarter of 2018. For testing purposes, the Company's assessment of each reporting unit's estimated fair value and likelihood of impairment included both a quantitative and qualitative evaluation. The quantitative tests, described further below, considered factors such as current year operating performance as compared to prior projections and implied fair values from comparable trading and transaction multiples. The qualitative evaluations considered factors such as the macroeconomic environment, Company stock price and market capitalization movement, business strategy changes, and significant customer wins and losses.

When performing a quantitative analysis, the Company estimates the fair value of its reporting units using a discounted cash flow model based on projections of future years’ operating results and associated cash flows, validated by observed comparable trading and transaction multiples. The Company’s model discounts projected future cash flows, forecasted over a ten-year period, with an estimated residual growth rate. The Company’s projections incorporate management’s estimates of the most-likely expected future results, including significant assumptions and estimates related to, among other things: sales volumes and prices, new business, profit margins, income taxes, capital expenditures, changes in working capital requirements and operating margins and application of a discount rate. Projected future cash flows are discounted to present value using an assumed discount rate that management believes is appropriate for the reporting unit.

The Company’s assessments, whether qualitative or quantitative, incorporate management’s expectations for the future, including forecasted growth rates and/or margin improvements. Therefore, should there be changes in the relevant facts and circumstances and/or expectations, management’s conclusion regarding goodwill impairment may change as well. Management’s projections related to revenue growth and/or margin improvements are based on a combination of factors, including expectations for volume growth with existing customers and customer retention, product expansion, changes in price/cost relationships, productivity gains, fixed cost leverage, and stability or improvement in general economic conditions.

In considering the level of uncertainty regarding the potential for goodwill impairment, management has concluded that any such impairment would, in most cases, likely be the result of adverse changes in more than one assumption. Management considers the assumptions used to be its best estimates across a range of possible outcomes based on available evidence at the time of the assessment. Other than in Display and Packaging, which is discussed below, there is

SONOCO PRODUCTS COMPANY
no specific singular event or single change in circumstances management has identified that it believes could reasonably result in a change to expected future results in any of its reporting units sufficient to result in goodwill impairment. In management’s opinion, a change of such magnitude would more likely be the result of changes to some combination of the factors identified above, a general deterioration in competitive position, introduction of a superior technology, significant unexpected changes in customer preferences, an inability to pass through significant raw material cost increases, and other such items as identified in "Item 1A. Risk Factors" on pages 9-16 of the Company's 2017 Annual Report on Form 10-K.

Although no reporting units failed the annual impairment test noted above, in management’s opinion, the goodwill of the Display and Packaging reporting unit is at risk of impairment in the near term if operating performance does not improve in line with management's expectations, or if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate. The Display and Packaging reporting unit designs, manufactures, assembles, packs and distributes temporary, semi-permanent and permanent point-of-purchase displays; provides supply chain management services, including contract packing, fulfillment and scalable service centers; and manufactures retail packaging, including printed backer cards, thermoformed blisters and heat sealing equipment. The current goodwill impairment analysis incorporates management's expectations for moderate sales growth and mild improvements to profit margin percentages which reflects the estimated benefits of future productivity initiatives. A large portion of expected sales in this reporting unit is concentrated in several major customers and if the business with any of these customers is lost or significantly declines, or other projected synergies and productivity gains are not realized, a goodwill impairment charge could be incurred. Total goodwill associated with this reporting unit was approximately $203 million at September 30, 2018. Based on the latest annual impairment test, the estimated fair value of the Display and Packaging reporting unit is approximately equal to its carrying value.

Sensitivity Analysis
In its 2018 annual goodwill impairment analysis, projected future cash flows for Display and Packaging were discounted at 10.2%.  Based on the discounted cash flow model and holding other valuation assumptions constant, if Display and Packaging projected operating profits across all future periods are reduced approximately 10%, or the discount rate is increased by one hundred basis points, the Company estimates a pre-tax goodwill impairment charge of approximately $25 million would be incurred.

Income taxes
As previously disclosed, the Company received a draft Notice of Proposed Adjustment (“NOPA”) from the Internal Revenue Service (IRS) in February 2017 proposing an adjustment to income for the 2013 tax year based on the IRS's recharacterization of a distribution of an intercompany note made in 2012, and the subsequent repayment of the note over the course of 2013, as if it were a cash distribution made in 2013. In March 2017, the Company received a draft NOPA proposing penalties of $18 million associated with the IRS’s recharacterization, as well as an Information Document Request (“IDR”) requesting the Company’s analysis of why such penalties should not apply. The Company responded to this IDR in April 2017. On October 5, 2017, the Company received two revised draft NOPAs proposing the same adjustments and penalties as in the prior NOPAs. On November 14, 2017, the Company received two final NOPAs proposing the same adjustments and penalties as in the prior draft NOPAs. On November 20,  2017, the Company received a Revenue Agent's Report (“RAR”) that included the same adjustments and penalties as in the NOPAs.  At the time of the distribution in 2012, it was characterized as a dividend to the extent of earnings and profits, with the remainder as a tax free return of basis and taxable capital gain. As the IRS proposes to recharacterize the distribution, the entire distribution would be characterized as a dividend. The incremental tax liability associated with the income adjustment proposed in the RAR would be approximately $89 million, excluding interest and the previously referenced penalties. On January 22, 2018, the Company filed a protest to the proposed deficiency with the IRS. The Company received a rebuttal of its protest from the IRS on July 10, 2018, and the matter has now been referred to the Appeals Division of the IRS. The Company strongly believes the position of the IRS with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that the Company's previously reported income tax provision for the year in question is appropriate. However, there can be no assurance that this matter will be resolved in the Company's favor. Regardless of whether the matter is resolved in the Company's favor, the final resolution of this matter could be expensive and time consuming to defend and/or settle. While the Company believes that the amount of tax originally paid with respect to this distribution is correct, and accordingly has not provided additional reserve for tax uncertainty, there is still a possibility that an adverse outcome of the matter could have a material effect on its results of operations and financial condition.

SONOCO PRODUCTS COMPANY

Financial Position, Liquidity and Capital Resources
Operating cash flows totaled $451.5 million in the nine months ended September 30, 2018 compared with $281.0 million during the same period last year, an increase of $170.5 million. This increase reflects an increase in GAAP net income of $66.0 million and the following described year-over-year changes. Pension and post-retirement plan contributions, net of non-cash expenses, had a negative year-over-year impact of $15.3 million. This change is composed of a $25.2 million year-over-year decrease in cash contributions that was more than offset by a $40.5 million decrease in non-cash expense which was driven by one-time, non-base pension settlement charges of $31.6 million in 2017.
Accounts Receivable consumed $58.2 million of operating cash in the first nine months of 2018 compared with $70.9 million in the same period last year as both periods experienced increased business activity during the first nine months following seasonally lower year-end activity. Although business activity increased more in the first nine months of 2018 compared to the same period in 2017, improved current-year collection efforts mitigated the impact in 2018. Additionally, inventories consumed $8.9 million of cash in the first nine months of 2018 compared with $15.0 million last year and trade accounts payable provided $45.0 million of cash during the nine months ended September 30, 2018 while providing $29.3 million in the same period last year. Both the current and prior-year periods saw increased business activity from their respective prior year ends, but the increase in 2018 was more meaningful than in the prior year period. Additionally, excess costs related to flooding resulting from Hurricane Florence were incurred but largely unpaid at September 30, 2018 which caused a temporary increase in Accounts Payable.
Changes in accrued expenses provided $35.4 million of operating cash in the nine months ended September 30, 2018 while providing $1.2 million in the same period last year. The greater provision this year is primarily due to the higher year-over-year management incentives and other accrued expenses. Additionally, the 2017 provision was lower than normal due to a non-recurring payment of an environmental settlement last year. Changes in other assets and liabilities provided $33.2 million of additional cash in 2018 compared to 2017, largely attributable to the collection of various other receivables outstanding at the end of 2017. Similar levels of miscellaneous receivable items were not outstanding at the end of 2016.
Cash used in investing activities was $262.1 million in the nine months ended September 30, 2018, compared with $521.5 million in the same period last year, a lower year-over-year use of cash totaling $259.4 million. The most significant driver of the decrease was lower year-over-year acquisition spending. The first nine months of 2017 included the acquisitions of Packaging Holdings and ClearLam for $383.4 million while the first nine months of 2018 included the acquisition of Highland Packaging Solutions and a prepayment for a small rigid paper business in Spain totaling $151.0 million. Proceeds from the sale of assets provided $23.4 million in the nine months ended September 30, 2018 compared to $3.7 million in the same period last year. The year-over-year increase was due primarily to net proceeds of $17.2 million received in September 2018 for the sale of equipment relating to a single-customer contract packaging operation near Atlanta, Georgia, less a contract termination fee. Capital spending during the first nine months of 2018 was $135.4 million, approximately $9 million lower year over year. Capital spending for the remainder of 2018 is expected to not exceed $80 million.
Cash used by financing activities totaled $189.5 million in the nine months ended September 30, 2018, compared with a provision of cash totaling $218.3 million in the same period last year. The $407.8 million year-over-year reduction is primarily due to lower proceeds from borrowings for acquisitions in the current year, term loan repayments and net reductions in commercial paper. The Company paid cash dividends of $120.7 million during the nine months ended September 30, 2018, an increase of $6.3 million over the same period last year. Cash used to repurchase the Company's common stock was lower year over year by $1.0 million. Total debt outstanding was $1,387 million at September 30, 2018 compared with $1,447 million at December 31, 2017.
The Company operates a $350 million commercial paper program, supported by a $500 million five-year revolving credit facility. In July 2017, the Company entered into a new credit agreement with a syndicate of eight banks for that revolving facility, together with a new $250 million five-year term loan. The revolving bank credit facility is committed through July 2022. If circumstances were to prevent the Company from issuing commercial paper, it has the contractual right to

SONOCO PRODUCTS COMPANY
draw funds directly on the underlying revolving bank credit facility. Borrowings under the credit agreement may be prepaid at any time at the discretion of the Company and the term loan has amortization payments totaling $12.5 million per year.
On April 12, 2018, the Company entered into a new $100 million, 364-day term loan facility in conjunction with the purchase of Highland Packaging Solutions. The Company subsequently repaid this loan in its entirety over the second and third quarters of 2018 using cash generated from operations.
On October 1, 2018, subsequent to the end of the third quarter, the Company completed the acquisition of the remaining 70 percent interest in Conitex Sonoco for total cash consideration of approximately $133 million, using available cash on hand. The Company continually explores strategic acquisition opportunities which may result in the additional use of cash. Given the nature of acquisitions, the timing and amounts of such utilization are not predictable. The Company expects that acquisitions requiring funding in excess of cash on hand would be financed using available borrowing capacity.
Cash and cash equivalents totaled $250.4 million and $254.9 million at September 30, 2018 and December 31, 2017, respectively. Of these totals, approximately $229.8 million and $238.4 million, respectively, were held outside of the United States by the Company’s foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. Under prior law, cash repatriated to the United States was subject to federal income taxes, less applicable foreign tax credits. As the Company has ample domestic liquidity through a combination of operating cash flow generation and access to bank and capital markets borrowings, it has generally considered its offshore cash balances to be indefinitely invested outside the United States and had no plans to repatriate these cash balances. However, due to changes in U.S. tax laws as part of the enactment of the Tax Act, beginning in 2018 repatriated cash will generally not be subject to federal income taxes. The Company repatriated approximately $140 million during the first nine months of 2018 and will continue to consider opportunities to repatriate additional cash balances in a tax efficient manner. The Company is reviewing its intentions with respect to undistributed earnings of international subsidiaries. This review will be completed by the end of 2018 and, as provided for in SAB 118, the Company will make any necessary adjustments in the financial statements of future periods within the provided time frame.
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
During the nine months ended September 30, 2018, the Company reported a net decrease in cash and cash equivalents of $4.4 million due to a stronger U.S. dollar relative to certain foreign currencies, most notably the Brazilian real, euro and Canadian dollar.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of September 30, 2018, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
The Company anticipates making additional contributions to its pension and postretirement plans of approximately $9 million during the remainder of 2018, which would result in total 2018 contributions of approximately $36 million. Future funding requirements beyond the current year will vary depending largely on actual investment returns, future actuarial assumptions, and legislative actions.
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

SONOCO PRODUCTS COMPANY
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
Prior to July 1, 2015, the Company used Venezuela's official exchange rate to report the results of its operations in Venezuela. As a result of significant inflationary increases, and to avoid distortion of its consolidated results from translation of its Venezuelan operations, effective July 1, 2015, the Company began translating its Venezuelan operating results and all monetary assets and liabilities in Venezuela using an alternative rate (currently known as the DICOM rate). At September 30, 2018, the carrying value of the Company's net investment in its Venezuelan operations was approximately $1.8 million. In addition, at September 30, 2018, the Company's Accumulated Other Comprehensive Loss included a translation loss of $4.0 million related to its Venezuelan operations which would need to be reclassified to net income in the event of a complete exit of the business or a deconsolidation of these operations.
At September 30, 2018, the Company had commodity contracts outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. The total net fair market value of these instruments was an unfavorable position of $(0.6) million and $(1.7) million at at September 30, 2018 and December 31, 2017, respectively. Natural gas and aluminum hedge contracts covering an equivalent of 8.0 million MMBTUs and 1,769 metric tons, respectively, were outstanding at September 30, 2018. Additionally, the Company had various currency contracts outstanding to fix the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments was a net favorable position of $0.1 million and $1.0 million at September 30, 2018 and December 31, 2017, respectively. These contracts qualify as cash flow hedges and mature within twelve months of their respective reporting dates.
In addition, at September 30, 2018, the Company had various currency contracts outstanding to fix the exchange rate on certain foreign currency assets and liabilities. Although placed as an economic hedge, the Company does not apply hedge accounting to these contracts. The fair value of these currency contracts was a net favorable position of $0.5 million and a net unfavorable position of $(0.6) million at September 30, 2018 and December 31, 2017, respectively.
At September 30, 2018, the U.S. dollar had strengthened against most of the functional currencies of the Company's foreign operations compared to December 31, 2017, resulting in a translation loss of $38.0 million being recorded in accumulated other comprehensive loss during the nine months ended September 30, 2018.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation, of our management, including our Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, ("the Exchange Act") of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting occurring during the three months ended September 30, 2018, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
Environmental Matters
The Company has been named as a potentially responsible party (PRP) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company's liability, if any, is shared with such other parties, but the Company's share has not been finally determined in most cases. In some cases, the Company has cost-sharing arrangements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued at September 30, 2018, cannot be determined. As of September 30, 2018 and December 31, 2017, the Company had accrued $19.4 million and $20.3 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.

Other legal matters
Additional information regarding legal proceedings is provided in Note 16 to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

SONOCO PRODUCTS COMPANY

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs[2]
7/02/18 - 8/05/18	40,982	$55.34	—	2,969,611
8/06/18 - 9/02/18	526	$55.92	—	2,969,611
9/3/18 - 9/30/18	2,282	$57.34	—	2,969,611
Total	43,790	$55.45	—	2,969,611

1	A total of 43,790 common shares were repurchased in the third quarter of 2018 related to shares withheld to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These shares were not repurchased as part of a publicly announced plan or program.

2
On February 10, 2016, the Company's Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company's common stock. A total of 2,030,389 shares were repurchased under this authorization during 2016 at a cost of $100.0 million. No shares were repurchased during 2017 or during the nine-month period ended September 30, 2018. Accordingly, a total of 2,969,611 shares remain available for repurchase at September 30, 2018.

Item 6.	Exhibits.

Exhibit Index

3.2	By-Laws of Sonoco Products Company, as amended October 1, 2018

15	Letter re: unaudited interim financial information

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

SONOCO PRODUCTS COMPANY
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date:	October 31, 2018	By:	/s/ Barry L. Saunders
Barry L. Saunders
Senior Vice President and Chief Financial Officer
(principal financial officer)

/s/ James W. Kirkland
James W. Kirkland
Corporate Controller
(principal accounting officer)