Form 10-K
period 2018-12-31
SONOCO PRODUCTS CO
filed 2019-02-28
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting common stock held by nonaffiliates of the registrant (based on the New York Stock Exchange closing price) on June 29, 2018, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $5,137,386,083. Registrant does not (and did not at June 29, 2018) have any non-voting common stock outstanding.
As of February 15, 2019, there were 99,911,654 shares of no par value common stock outstanding.
Documents Incorporated by Reference
Portions of the Proxy Statement for the annual meeting of shareholders to be held on April 17, 2019, which statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference in Part III.

2	FORM 10-K SONOCO 2018 ANNUAL REPORT

SONOCO PRODUCTS COMPANY

Forward-looking statements
Statements included in this Annual Report on Form 10-K that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the Company and its representatives may from time to time make other oral or written statements that are also “forward-looking statements.” Words such as “estimate,” “project,” “intend,” “expect,” “believe,” “consider,” “plan,” “strategy,” “opportunity,” “commitment,” “target,” “anticipate,” “objective,” “goal,” “guidance,” “outlook,” “forecast,” “future,” “re-envision,” “assume,” “will,” “would,” “can,” “could,” “may,” “might,” “aspires,” “potential,” or the negative thereof, and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding:

•availability and supply of raw materials, and offsetting high raw material costs, including the impact of potential changes in tariffs;
•improved productivity and cost containment;
•improving margins and leveraging strong cash flow and financial position;
•effects of acquisitions and dispositions;
•realization of synergies resulting from acquisitions;
•costs, timing and effects of restructuring activities;
•adequacy and anticipated amounts and uses of cash flows;
•expected amounts of capital spending;
•refinancing and repayment of debt;
•financial strategies and the results expected of them;
•financial results for future periods;
•producing improvements in earnings;
•profitable sales growth and rates of growth;
•market leadership;
•research and development spending;
•expected impact and costs of resolution of legal proceedings;
•extent of, and adequacy of provisions for, environmental liabilities;
•adequacy of income tax provisions, realization of deferred tax assets, outcomes of uncertain tax issues and tax rates;
•goodwill impairment charges and fair values of reporting units;
•future asset impairment charges and fair values of assets;
•anticipated contributions to pension and postretirement benefit plans, fair values of plan assets, long-term rates of return on plan assets, and projected benefit obligations and payments;
•expected impact of implementation of new accounting pronouncements;
•creation of long-term value and returns for shareholders;
•continued payment of dividends; and
•planned stock repurchases.

Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, perceived opportunities, expectations, beliefs, plans, strategies, goals and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks, uncertainties and assumptions include, without limitation:

•availability and pricing of raw materials, energy and transportation, including the impact of potential changes in tariffs, and the Company's ability to pass raw material, energy and transportation price increases and surcharges through to customers or otherwise manage these commodity pricing risks;
•costs of labor;
•work stoppages due to labor disputes;
•success of new product development, introduction and sales;
•consumer demand for products and changing consumer preferences;
•ability to be the low-cost global leader in customer-preferred packaging solutions within targeted segments;
•competitive pressures, including new product development, industry overcapacity, customer and supplier consolidation, and changes in competitors' pricing for products;
•ability to maintain or increase productivity levels, contain or reduce costs, and maintain positive price/cost relationships;
•ability to negotiate or retain contracts with customers, including in segments with concentration of sales volume;
•ability to improve margins and leverage cash flows and financial position;
•continued strength of our paperboard-based tubes and cores and composite can operations;
•ability to manage the mix of business to take advantage of growing markets while reducing cyclical effects of some of the Company's existing businesses on operating results;
•ability to maintain innovative technological market leadership and a reputation for quality;
•ability to attract and retain talented and qualified employees, managers and executives;
•ability to profitably maintain and grow existing domestic and international business and market share;
•ability to expand geographically and win profitable new business;
•ability to identify and successfully close suitable acquisitions at the levels needed to meet growth targets, and successfully integrate newly acquired businesses into the Company's operations;
•the costs, timing and results of restructuring activities;
•availability of credit to us, our customers and suppliers in needed amounts and on reasonable terms;
•effects of our indebtedness on our cash flow and business activities;
•fluctuations in interest rates and our borrowing costs;
•fluctuations in obligations and earnings of pension and postretirement benefit plans;

3	FORM 10-K SONOCO 2018 ANNUAL REPORT

•accuracy of assumptions underlying projections of benefit plan obligations and payments, valuation of plan assets, and projections of long-term rates of return;
•cost of employee and retiree medical, health and life insurance benefits;
•resolution of income tax contingencies;
•foreign currency exchange rate fluctuations, interest rate and commodity price risk and the effectiveness of related hedges;
•changes in U.S. and foreign tariffs, tax rates, and tax laws, regulations, interpretations and implementation thereof;
•challenges and assessments from tax authorities resulting from differences in interpretation of tax laws, including income, sales and use, property, value added, employment, and other taxes;
•accuracy in valuation of deferred tax assets;
•accuracy of assumptions underlying projections related to goodwill impairment testing, and accuracy of management's assessment of goodwill impairment;
•accuracy of assumptions underlying fair value measurements, accuracy of management's assessments of fair value and fluctuations in fair value;
•ability to maintain effective internal controls over financial reporting;
•liability for and anticipated costs of resolution of legal proceedings;
•liability for and anticipated costs of environmental remediation actions;
•effects of environmental laws and regulations;
•operational disruptions at our major facilities;
•failure or disruptions in our information technologies;
•failures of third party transportation providers to deliver our products to our customers or to deliver raw materials to us;
•substantially lower than normal crop yields;
•loss of consumer or investor confidence;
•ability to protect our intellectual property rights;
•changes in laws and regulations relating to packaging for food products and foods packaged therein, other actions and public concerns about products packaged in our containers, or chemicals or substances used in raw materials or in the manufacturing process;
•changing climate, climate change regulations and greenhouse gas effects;
•actions of domestic or foreign government agencies and other changes in laws and regulations affecting the Company and increased costs of compliance;
•international, national and local economic and market conditions and levels of unemployment; and
•economic disruptions resulting from terrorist activities and natural disasters.

More information about the risks, uncertainties and assumptions that may cause actual results to differ materially from those expressed or forecasted in forward-looking statements is provided in this Annual Report on Form 10-K under Item 1A - "Risk Factors" and throughout other sections of this report and in other reports filed with the Securities and Exchange Commission. In light of these various risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.

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

4	FORM 10-K SONOCO 2018 ANNUAL REPORT

PART I

Item 1. Business
(a) General development of business –
The Company is a South Carolina corporation founded in Hartsville, South Carolina, in 1899 as the Southern Novelty Company. The name was subsequently changed to Sonoco Products Company (“the Company” or “Sonoco”). Sonoco is a manufacturer of industrial and consumer packaging products and a provider of packaging services, with 312 locations in 36 countries.
Information about the Company’s acquisitions, dispositions, joint ventures and restructuring activities is provided in Notes 4 and 5 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
(b) Financial information about segments –
The Company reports its financial results in four reportable segments – Consumer Packaging, Paper and Industrial Converted Products, Display and Packaging, and Protective Solutions. Information about the Company’s reportable segments is provided in Note 18 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
(c) Narrative description of business –
Products and Services – The following discussion outlines the principal products produced and services provided by the Company.
Consumer Packaging
The Consumer Packaging segment accounted for approximately 44%, 42% and 43% of the Company’s consolidated net sales in the years ended December 31, 2018, 2017 and 2016, respectively. The operations in this segment consist of 86 plants throughout the world. The products, services and markets of the Consumer Packaging segment are as follow:

Products and Services	Markets
Round composite cans, shaped rigid paperboard containers; fiber and plastic caulk/adhesive tubes; aluminum, steel and peelable membrane easy-open closures for composite and metal cans; thermoformed rigid plastic trays, cups and bowls; injection molded containers, spools and parts; high-barrier flexible and forming plastic packaging films, modified atmosphere packaging, lidding films, printed flexible packaging; rotogravure cylinder engraving, global brand management

Stacked chips, snacks, nuts, cookies, crackers, other hard-baked goods, candy, gum, frozen concentrate, powdered and liquid beverages, powdered infant formula, coffee, refrigerated dough, frozen foods and entrees, processed foods, fresh fruits, vegetables, fresh-cut produce, salads, fresh-baked goods, eggs, seafood, poultry, soup, pasta, dairy, sauces, dips, condiments, pet food, meats, cheeses, labels
In 2018, Sonoco’s rigid packaging – paper-based products – was the Company’s largest revenue-producing group of products and services, representing approximately 21% of consolidated net sales in the year ended December 31, 2018. This group comprised 22% and 23% of consolidated net sales in 2017 and 2016, respectively.
Display and Packaging
The Display and Packaging segment accounted for approximately 11%, 10% and 11% of the Company’s consolidated net sales in the years ended December 31, 2018, 2017 and 2016, respectively. The operations in this segment consist of 23 plants around the world including the United States, Poland, Mexico and Brazil. The products, services and markets of the Display and Packaging segment are as follow:

Products and Services	Markets
Point-of-purchase displays; custom packaging; retail packaging, including printed backer cards, thermoformed blisters and heat sealing equipment; fulfillment; primary package filling; supply chain management; paperboard specialties

Miscellaneous foods and beverages, candy, electronics, personal care, baby care, cosmetics, fragrances, hosiery, office supplies, toys, home and garden, medical, over-the-counter drugs, sporting goods, hospitality industry, advertising

Paper and Industrial Converted Products
The Paper and Industrial Converted Products segment accounted for approximately 35%, 37% and 35% of the Company’s consolidated net sales in the years ended December 31, 2018, 2017 and 2016, respectively. This segment serves its markets through 179 plants on five continents. Sonoco’s paper operations provide the primary raw material for the Company’s fiber-based packaging. Sonoco uses approximately 62% of the paper it manufactures, and the remainder is sold to third parties. This vertical integration strategy is supported by 23 paper mills with 33 paper machines and 23 recycling facilities throughout the world. In 2018, Sonoco had the capacity to manufacture approximately 2.0 million tons of recycled paperboard. The products, services and markets of the Paper and Industrial Converted Products segment are as follow:

Products and Services	Markets
Recycled paperboard, chipboard, tubeboard, lightweight corestock, boxboard, linerboard, corrugating medium, edgeboard, specialty paper grades, adhesives; paperboard tubes and cores, molded plugs, reels; collection, processing and recycling of old corrugated containers, paper, plastics, metal, glass and other recyclable materials; flexible intermediate bulk containers and bulk bags

Converted paperboard products, spiral winders, construction, plastic films, flowable products, metal, paper mills, shipping and storage, tape and labels, textiles, wire and cable, adhesives, municipal, residential, customers’ manufacturing and distribution facilities

In 2018, Sonoco’s tubes and cores products were the Company’s second largest revenue-producing group of products, representing approximately 20% of consolidated net sales in the year ended December 31, 2018. This group comprised 22% of consolidated net sales in both 2017 and 2016, respectively.

5	FORM 10-K SONOCO 2018 ANNUAL REPORT

Protective Solutions
The Protective Solutions segment accounted for approximately 10%, 11%, and 11% of the Company’s consolidated net sales in the years ended December 31, 2018, 2017 and 2016, respectively. The operations in this segment consist of 30 plants throughout the world. The products, services and markets of the Protective Solutions segment are as follow:

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
Patents, Trademarks and Related Contracts – Most inventions and product and process innovations are generated by Sonoco’s development, marketing and engineering staffs, and are important to the Company’s internal growth. Patents have been granted on many inventions created by Sonoco staff in the United States and in many other countries. Additionally, patents and trade secrets were acquired as part of several acquisitions over the past two years, including the acquisitions of the remaining 70 percent interest in Conitex Sonoco (BVI), Ltd., Highland Packaging Solutions, Clear Lam Packaging, Inc. and Packaging Holdings, Inc. and subsidiaries, including Peninsula Packaging LLC. These patents are managed globally by a Sonoco intellectual capital management team through the Company’s subsidiary, Sonoco Development, Inc. (SDI). SDI globally manages patents, trade secrets, confidentiality agreements and license agreements. Some patents have been licensed to other manufacturers. Sonoco also licenses a few patents from outside companies and universities. U.S. patents expire after about 20 years, and patents on new innovations replace many of the abandoned or expired patents. A second intellectual capital subsidiary of Sonoco, SPC Resources, Inc., globally manages Sonoco’s trademarks, service marks, copyrights and Internet domain names. Most of Sonoco’s products are marketed worldwide under trademarks such as Sonoco®, SmartSeal®, Sonotube®, Sealclick®, Sonopost® and UltraSeal®. Sonoco’s registered web domain names such as www.sonoco.com and www.sonotube.com provide information about Sonoco, its people and its products. Trademarks and domain names are licensed to outside companies where appropriate.
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
Dependence on Customers – On an aggregate basis during 2018, the five largest customers in the Paper and Industrial Converted Products segment, the Consumer Packaging segment and the Protective Solutions segment accounted for approximately 7%, 23% and 28%, respectively, of each segment’s net sales. The dependence on a few customers in the Display and Packaging segment is more significant, as the five largest customers in this segment accounted for approximately 64% of that segment’s sales.
Sales to the Company’s largest customer represented 4.2% of consolidated revenues in 2018. This concentration of sales volume resulted in a corresponding concentration of credit, representing approximately 4% of the Company’s consolidated trade accounts receivable at December 31, 2018. The Company’s next largest customer comprised 3.7% of consolidated revenues in 2018.
Backlog – Most customer orders are manufactured with a lead time of three weeks or less. Therefore, the amount of backlog orders at December 31, 2018, was not material. The Company expects all backlog orders at December 31, 2018, to be shipped during 2019.
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
Compliance with Environmental Laws – Information regarding compliance with environmental laws is provided in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Risk Management,” and in Note 16 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Number of Employees – Sonoco had approximately 23,000 employees worldwide as of December 31, 2018.

(d) Financial information about geographic areas –
Financial information about geographic areas is provided in Note 18 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, and in the information about market risk in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Risk Management” of this Annual Report on Form 10-K.

6	FORM 10-K SONOCO 2018 ANNUAL REPORT

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

Executive Officers of the Registrant –

Name	Age	Position and Business Experience for the Past Five Years
Executive Committee
Robert C. Tiede	60
President and CEO since April 2018. Previously Vice President and Chief Operating Officer 2017-2018; Senior Vice President, Global Consumer Packaging & Services, Protective Solutions & Reels 2015-2017; Senior Vice President, Global Consumer Packaging and Services 2013-2015; Vice President, Global Flexible & Packaging Services 2009-2013. Joined Sonoco in 2004.

Julie C. Albrecht	51	Vice President, Treasurer / CFO-Elect since December 2018. Previously Corporate Vice President, Treasurer/Assistant CFO 2017-2018; Vice President, Finance and Investor Relations & Treasurer for Esterline Technologies Corporation, 2015-2017; Finance Director, Customer Service Aircraft Systems for United Technologies, 2012-2015. Joined Sonoco in 2017.
R. Howard Coker	56
Senior Vice President, Global Paper and Industrial Converted Products since January 2019. Previously Senior Vice President, Rigid Paper Containers and Paper/Engineered Carriers International 2017-2018; Group Vice President, Global Rigid Paper & Closures and Paper & Industrial Converted Products, EMEA, Asia, Australia and New Zealand 2015-2017; Vice President, Global Rigid Paper & Closures 2015; Group Vice President, Global Rigid Paper & Plastics 2013-2015; Vice President, Global Rigid Paper & Closures 2011-2013. Joined Sonoco in 1985. Mr. Coker is the brother-in-law of John R. Haley, one of Sonoco’s directors.

John M. Florence	40	Vice President, General Counsel and Secretary since November 2016. Previously Corporate Attorney 2015-2016. Joined Sonoco in 2015. Previously an attorney at Haynsworth Sinkler Boyd, P.A. 2005-2015. Mr. Florence is the son-in-law of Harris E. DeLoach, Jr., our Executive Chairman.

Rodger D. Fuller	57	Senior Vice President, Global Consumer Packaging, Display and Packaging and Protective Solutions since January 2019. Previously Senior Vice President, Paper/Engineered Carriers U.S./Canada and Display & Packaging 2017-2018; Group Vice President, Paper & Industrial Converted Products, Americas 2015-2017; Vice President, Global Primary Materials Group 2015; Group Vice President, Paper & Industrial Converting N.A. 2013-2015; Vice President, Global Rigid Plastics & Corporate Customers 2011-2013. Joined Sonoco in 1985.
Kevin P. Mahoney	63	Senior Vice President, Corporate Planning since February 2011. Previously Vice President, Corporate Planning 2000-2011. Joined Sonoco in 1987.
Allan H. McLeland	52	(Retiring effective April 1, 2019.) Vice President, Human Resources since January 2011. Previously Staff Vice President, Human Resources, Industrial 2010-2011. Joined Sonoco in 1993.
Barry L. Saunders	59
(Retiring as Chief Financial Officer effective March 1, 2019.) Senior Vice President and CFO since May 2015. Previously Vice President and Chief Financial Officer 2011-2015; Vice President, Corporate Controller and Chief Accounting Officer 2008-2011. Joined Sonoco in 1989.

Roger P. Schrum	63	Vice President, Investor Relations & Corporate Affairs since February 2009. Previously Staff Vice President, Investor Relations & Corporate Affairs 2005-2009. Joined Sonoco in 2005.
Marcy J. Thompson	57	Vice President, Marketing and Innovation since July 2013. Previously Vice President, Rigid Paper N.A. 2011-2013; Division Vice President & General Manager, Sonoco Recycling 2009-2011. Joined Sonoco in 2006.
Other Corporate Officers
James A. Harrell III	57
Vice President, Tubes & Cores, U.S. and Canada since December 2015. Previously Vice President, Global Tubes & Cores Operations February-December 2015; Vice President, Tubes & Cores N.A. 2012-2015; Vice President, Industrial Converting Division N.A. 2010-2012. Joined Sonoco in 1985.

Adam Wood	50
Vice President, Paper & Industrial Converted Products, EMEA, Asia, Australia and New Zealand since December 2015. Previously Vice President, Global Tubes & Cores February-December 2015; Vice President, Industrial Europe 2014-2015; Division VP/GM, Industrial Europe 2011-2014. Joined Sonoco in 2003.

7	FORM 10-K SONOCO 2018 ANNUAL REPORT

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
Although our business is diversified across various markets and customers, because of the nature of our products and services, general economic downturns in the United States and globally can adversely affect our business operations and financial results. Current global economic challenges, including the difficulties of the United States and other countries in dealing with their rising debt levels, and currency fluctuations are likely to continue to put pressure on the economy, and on us. Following years of historic lows, interest rates have begun to rise as the general economy improves, and there is a risk that interest rates could continue to rise and return to historic norms. Such an increase in rates would put additional pressure on consumers and the economy in general. As evidenced in recent years, tightening of credit availability and/or financial difficulties, leading to declines in consumer and business confidence and spending, affect us, our customers, suppliers and distributors. When such conditions exist, customers may delay, decrease or cancel purchases from us, and may also delay payment or fail to pay us altogether. Suppliers may have difficulty filling our orders and distributors may have difficulty getting our products to market, which may affect our ability to meet customer demands, and result in loss of business. Weakened global economic conditions may also result in unfavorable changes in our product price/mix and lower profit margins. All of these factors may have a material adverse effect on us.
Our international operations subject us to various risks that could adversely affect our business operations and financial results.
We have operations throughout North and South America, Europe, Australia and Asia, with 312 facilities in 36 countries. In 2018, approximately 35% of consolidated sales came from operations and sales outside of the United States, and we expect to continue to expand our international operations in the future. Management of global operations is extremely complex, and operations in foreign countries are subject to local statutory and regulatory requirements, differing legal environments and other additional risks that may not exist, or be as significant, in the United States. These additional risks may adversely affect our business operations and financial results, and include, without limitation:
•foreign currency exchange rate fluctuations and foreign currency exchange controls;
•hyperinflation and currency devaluation;
•possible limitations on conversion of foreign currencies into dollars or payment of dividends and other payments by non-U.S. subsidiaries;
•tariffs, non-tariff barriers, duties, taxes or government royalties, including the imposition or increase of withholding and other taxes on remittances and other payments by non-U.S. subsidiaries;
•our interpretation of our rights and responsibilities under local statutory and regulatory rules for sales taxes, VAT and similar taxes, statutory accounting requirements, licenses and permits, etc. may prove to be incorrect or unsupportable resulting in fines, penalties, and/or other liabilities related to non-compliance, damage to our reputation, unanticipated operational restrictions and/or other consequences as a result of the Company's actions, or inaction, taken to perform our responsibilities or protect our rights;
•changes in tax laws, or the interpretation of such laws, affecting taxable income, tax deductions, or other attributes relating to our non-U.S. earnings or operations;
•inconsistent product regulation or policy changes by foreign agencies or governments;
•difficulties in enforcement of contractual obligations and intellectual property rights;
•high social benefit costs for labor, including more expansive rights of foreign unions and work councils, and costs associated with restructuring activities;
•national and regional labor strikes;
•difficulties in staffing and managing international operations;
•geographic, language and cultural differences between personnel in different areas of the world;
•differences in local business practices;
•foreign governments’ restrictive trade policies, and customs, import/export and other trade compliance regulations;
•compliance with and changes in applicable foreign laws;
•compliance with U.S. laws, including those affecting trade and foreign investment and the Foreign Corrupt Practices Act;
•loss or non-renewal of treaties between foreign governments and the U.S.;
•product boycotts, including with respect to products of our multi-national customers;
•increased costs of maintaining international manufacturing facilities and undertaking international marketing programs;
•difficulty in collecting international accounts receivable and potentially longer payment cycles;
•the potential for nationalization or expropriation of our enterprises or facilities without appropriate compensation; and
•political, social, legal and economic instability, civil unrest, war, catastrophic events, acts of terrorism, and widespread outbreaks of infectious diseases.

Global economic conditions and/or disruptions in the credit markets could adversely affect our business, financial condition or results of operations.
The Company has extensive international operations, and is dependent on customers and suppliers that operate in local economies around the world. In addition, the Company accesses global credit markets as part of its capital allocation strategy. Adverse global macroeconomic conditions could negatively impact our ability to access credit, or the price at which funding could be obtained. Likewise, uncertainty about, or a decline in global or regional economic conditions, could have a significant impact on the financial stability of our suppliers and customers, and could negatively impact demand for our products. Potential effects include financial instability, inability to obtain credit to finance operations, and insolvency.

8	FORM 10-K SONOCO 2018 ANNUAL REPORT

The vote by the United Kingdom to leave the European Union could adversely affect us.
In 2016, the U.K. voted to leave the European Union (E.U.) (referred to as Brexit), and in 2017, the U.K. gave the notice that commences the formal Brexit process, and the U.K. is currently scheduled to exit the E.U. at the end of March 2019. Brexit could cause disruptions to and create uncertainty surrounding our U.K. businesses, including affecting relationships with existing and future customers, suppliers and employees. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Although the Brexit decision could have broad-reaching effects beyond just in the U.K. itself, annual revenue in 2018 for our U.K. businesses alone totaled $120 million.

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
As noted in the risk factors above, we have invested a substantial amount of capital in acquisitions, joint ventures and strategic investments and we expect that we will continue to do so in the foreseeable future. We are continually evaluating acquisitions and strategic investments that are significant to our business both in the United States and internationally. Acquisitions, joint ventures and strategic investments involve numerous risks. Acquired businesses may not achieve the expected levels of revenue, profitability or productivity, or otherwise perform as expected, and acquisitions may involve significant cash expenditures, debt incurrence, operating losses, and expenses that could have a material adverse effect on our financial condition and operating results. Acquisitions also involve special risks, including, without limitation, the potential assumption of unanticipated liabilities and contingencies, and the challenges of effectively integrating acquired businesses.

9	FORM 10-K SONOCO 2018 ANNUAL REPORT

Other risks and challenges associated with acquisitions include, without limitation:
•demands on management related to increase in size of our businesses and additional responsibilities of management;
•diversion of management's attention;
•disruptions to our ongoing businesses;
•inaccurate estimates of fair value in accounting for acquisitions and amortization of acquired intangible assets, which could reduce future reported earnings;
•difficulties in assimilation and retention of employees;
•difficulties in integration of departments, systems, technologies, books and records, controls (including internal financial and disclosure controls), procedures, and policies;
•potential loss of major customers and suppliers;
•challenges associated with operating in new geographic regions;
•difficulties in maintaining uniform standards, controls, procedures and policies;
•potential failure to identify material problems and liabilities during due diligence review of acquisition targets; and
•potential failure to obtain sufficient indemnification rights to fully offset possible liabilities associated with acquired businesses.

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
Each of our segments has large customers, and the loss of any of these could have a significant adverse effect on the segment’s sales and, depending on the magnitude of the loss, our results of operations and financial condition. Although a majority of our master customer contracts are long-term, they are terminable under certain circumstances, such as our failure to meet quality, pricing, or volume requirements, and the contracts themselves often do not require a specific level of purchasing. There is no assurance that existing customer relationships will be renewed at the same level of production, or at all, at the end of the contract term. Furthermore, although no single customer accounted for more than 10% of our net sales in 2018 or 2017, the loss of any of our major customers, a reduction in their purchasing levels or an adverse change in the terms of supply agreements with these customers could reduce our net sales and net income. Continued consolidation of our customers could exacerbate any such loss. For more information on concentration of sales volume in our reportable segments, see Item1(c), "Dependence on Customers."
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

10	FORM 10-K SONOCO 2018 ANNUAL REPORT

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
Federal, state, provincial, foreign and local environmental requirements, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), and particularly those relating to air, soil and water quality, handling, discharge, storage and disposal of a variety of substances, and climate change are significant factors in our business and generally increase our costs of operations. We may be found to have environmental liability for the costs of remediating soil or water that is, or was, contaminated by us or a third party at various sites that we now own, use or operate, or previously, owned, used or operated. Legal proceedings may result in the imposition of fines or penalties, as well as mandated remediation programs, that require substantial, and in some instances, unplanned capital expenditures.
We have incurred in the past, and may incur in the future, fines, penalties and legal costs relating to environmental matters, and costs relating to the damage of natural resources, lost property values and toxic tort claims. We have made expenditures to comply with environmental regulations and expect to make additional expenditures in the future. As of December 31, 2018, approximately $20.1 million was reserved for environmental liabilities. Such reserves are established when it is considered probable that we have some liability. However, because the extent of potential environmental damage, and the extent of our liability for the damage, is usually difficult to assess and may only be ascertained over a long period of time, our actual liability in such cases may end up being substantially higher than the currently reserved amount. Accordingly, additional charges could be incurred that would have a material adverse effect on our operating results and financial position.
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
We sponsor various defined benefit plans worldwide, and have an aggregate projected benefit obligation for these plans of approximately $1.7 billion as of December 31, 2018. The difference between defined benefit plan obligations and assets (the funded status of the plans) significantly affects the net periodic benefit costs and the ongoing funding requirements of the plans. Among other factors, changes in discount rates and lower-than-expected investment returns could substantially increase our future plan funding requirements and have a negative impact on our results of operations and cash flows. As of December 31, 2018, these plans hold a total of approximately $1.3 billion in assets funding a portion of the projected benefit obligations of the plans, which consist primarily of common collective trusts, mutual funds, common stocks and debt securities and also include alternative investments such as interests in real estate funds and hedge funds. If the performance of these assets does not meet our assumptions, or discount rates decline, the underfunding of the plans may increase and we may have to contribute additional funds to these plans, and our pension expense may increase, which could adversely affect operating results and shareholders’ equity.
We, or our customers, may not be able to obtain necessary credit or, if so, on reasonable terms.
We have $1.0 billion of fixed-rate debt outstanding. We also operate a $350 million commercial paper program, supported by a $500 million credit facility committed by a syndicate of eight banks until July 2022. If we were prevented from issuing commercial paper, we have the contractual right to draw funds directly on the underlying bank credit facility. We believe that the lenders have the ability to meet their obligations under the facility. However, if these obligations were not met, we may be forced to seek more costly or cumbersome forms of credit. Should such credit be unavailable for an extended time, it would significantly affect our ability to operate our business and execute our plans. In addition, our customers may experience liquidity problems as a result of a negative change in the economic environment, including the ability to obtain credit, that could limit their ability to purchase our products and services or satisfy their existing obligations.

11	FORM 10-K SONOCO 2018 ANNUAL REPORT

Our credit ratings are important to our ability to issue commercial paper at favorable rates of interest. A downgrade in our credit rating could increase our cost of borrowing.
Certain of our debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require us to maintain a minimum level of interest coverage, and a minimum level of net worth. Although we were substantially above these minimum levels at December 31, 2018, these restrictive covenants could adversely affect our ability to engage in certain business activities that would otherwise be in our best long-term interests.
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
In addition to interest payments, from time to time a significant portion of our cash flow may need to be used to service our indebtedness, and, therefore, may not be available for use in our business. Our ability to generate cash flow is subject to general economic, financial, competitive, legislative, regulatory, and other factors that may be beyond our control. Our indebtedness could have a significant impact on us, including, but not limited to:
•increasing our vulnerability to general adverse economic and industry conditions;
•requiring us to dedicate a significant portion of our cash flow from operations to payments on our indebtedness, thereby reducing the amount of our cash flow available to fund working capital, acquisitions and capital expenditures, and for other general corporate purposes;
•limiting our flexibility in planning for, or reacting to, changes in our business and our industry;
•restricting us from making strategic acquisitions or exploiting business opportunities; and
•limiting our ability to borrow additional funds.

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

Currency exchange rate fluctuations may reduce operating results and shareholders' equity.
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
We manufacture packaging products for foods as well as products used in construction and industrial manufacturing. Varying weather conditions can impact crop growing seasons and related farming conditions that can then impact the timing or amount of demand for food packaged in our containers. In addition, poor or extreme weather conditions can temporarily impact the level of construction and industrial activity and also impact the efficiency of our manufacturing operations. Such disruptions could have a material adverse effect on our results of operations.
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

12	FORM 10-K SONOCO 2018 ANNUAL REPORT

We have a significant amount of goodwill and other intangible assets and a write down would negatively impact operating results and shareholders' equity.
At December 31, 2018, the carrying value of our goodwill and intangible assets was approximately $1.7 billion. We are required to evaluate our goodwill amounts annually, or more frequently when evidence of potential impairment exists. The impairment test requires us to analyze a number of factors and make estimates that require judgment. As a result of this testing, we have in the past recognized goodwill impairment charges, and we have identified one reporting unit that currently is at risk of a significant future impairment charge if actual results fall short of expectations. Future changes in the cost of capital, expected cash flows, changes in our business strategy, and external market conditions, among other factors, could require us to record an impairment charge for goodwill, which could lead to decreased assets and reduced net income. If a significant write down were required, the charge could have a material adverse effect on our operating results and shareholders' equity.

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
As further discussed in Note 14 to our December 31, 2018 financial statements included in Item 8 of this Form 10-K, the IRS has previously notified us that it disagrees with our characterization of a distribution, and subsequent repayment, of an intercompany note in 2012 and 2013. If the IRS were to prevail, we could be required to make an adjustment to income for the affected years and pay a significant amount of additional taxes, which could have a material adverse effect on our results of operations and financial condition.

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

13	FORM 10-K SONOCO 2018 ANNUAL REPORT

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
Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We are required to assess the effectiveness of our internal control over financial reporting annually, as required by Section 404 of the Sarbanes-Oxley Act.  We need to maintain our processes and systems and adapt them as our business grows and changes. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive, time-consuming and requires significant management attention. As we grow our businesses and acquire other businesses, our internal controls will become increasingly complex and we may require significantly more resources.  The integration of acquired businesses into our internal control over financial reporting has required, and will continue to require, significant time and resources from our management and other personnel and will increase our compliance costs.  Additionally, maintaining effectiveness of our internal control over financial reporting is made more challenging by the fact that we have over 190 subsidiaries and joint ventures in 36 countries around the world. As described in Item 9A of this Form 10-K, management has concluded that our internal controls over financial reporting were effective as of December 31, 2018. There is no assurance that, in the future, material weaknesses will not be identified that would cause management to change its current conclusion as to the effectiveness of our internal controls. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition, and we may be required to restate previously published financial information, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.

Several of our operations are conducted by joint ventures that we cannot operate solely for our benefit.
Several of our operations are conducted through joint ventures. In joint ventures, we share ownership and, in some instances, management of a company with one or more parties who may or may not have the same goals, strategies, priorities or resources as we do. In general, joint ventures are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information, accounting and making decisions. In certain cases, our joint venture partners must agree in order for the applicable joint venture to take certain actions, including acquisitions, the sale of assets, budget approvals, borrowing money and granting liens on joint venture property. Our inability to take unilateral action that we believe is in our best interests may have an adverse effect on the financial performance of the joint venture and the return on our investment. In joint ventures, we believe our relationship with our co-owners is an important factor to the success of the joint venture, and if a co-owner changes, our relationship may be adversely affected. In addition, the benefits from a successful joint venture are shared among the co-owners, so that we do not receive all the benefits from our successful joint ventures. Finally, we may be required on a legal or practical basis or both, to accept liability for obligations of a joint venture beyond our economic interest, including in cases where our co-owner becomes bankrupt or is otherwise unable to meet its commitments.

Material disruptions in our business operations could negatively affect our financial results.
Although we take measures to minimize the risks of disruption at our facilities, we may nonetheless from time to time encounter an unforeseen material operational disruption in one of our major facilities, which could negatively impact production and our financial results. Such a disruption could occur as a result of any number of events including but not limited to a major equipment failure, labor stoppages, transportation failures affecting the supply and shipment of materials, disruptions at our suppliers, fire, severe weather conditions, natural disasters and disruptions in utility services. These types of disruptions could materially adversely affect our earnings to varying degrees depending upon the facility, the duration of the disruption, our ability to shift business to another facility or find alternative sources of materials or energy. Any losses due to these events may not be covered by our existing insurance policies or may be subject to certain deductibles.
Item 1B. Unresolved staff comments
There are no unresolved written comments from the SEC staff regarding the Company’s periodic or current 1934 Act reports.
Item 2. Properties
The Company’s corporate offices are owned and operated in Hartsville, South Carolina. There are 103 owned and 62 leased facilities used by operations in the Paper and Industrial Converted Products segment, 34 owned and 52 leased facilities used by operations in the Consumer Packaging segment, 7 owned and 16 leased facilities used by operations in the Display and Packaging segment, and 9 owned and 21 leased facilities used by the Protective Solutions segment. Europe, the most significant foreign geographic region in which the Company operates, has 62 manufacturing locations.

14	FORM 10-K SONOCO 2018 ANNUAL REPORT

Item 3. Legal proceedings
The Company has been named as a potentially responsible party (PRP) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing agreements with other PRPs relating to the sharing of legal defense costs and cleanup costs for a particular site. The Company has assumed, for accrual purposes, that the other parties to these cost-sharing agreements will perform as agreed. Final resolution of some of the sites is years away, and actual costs to be incurred for these matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued as of December 31, 2018, cannot be determined.
As of December 31, 2018 and 2017, the Company had accrued $20.1 million and $20.3 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and makes appropriate adjustments when warranted.
For further information about legal proceedings, see Note 16 to the Company's Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
Other legal matters
Additional information regarding legal proceedings is provided in Note 16 to the Consolidated Financial Statements of this Annual Report on Form 10-K.
Item 4. Mine safety disclosures
Not applicable.

15	FORM 10-K SONOCO 2018 ANNUAL REPORT

PART II

Item 5. Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities
The Company’s common stock is traded on the New York Stock Exchange under the stock symbol “SON.” As of December 31, 2018, there were approximately 86,000 shareholder accounts. Information required by Item 201(d) of Regulation S-K can be found in Part III, Item 12 of this Annual Report on Form 10-K.

The Company made the following purchases of its securities during the fourth quarter of 2018:
Issuer purchases of equity securities

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs[2]
10/01/18 - 11/04/18	125,282	$55.60	—	2,969,611
11/05/18 - 12/02/18	10,181	$55.39	—	2,969,611
12/03/18 - 12/31/18	803	$55.85	—	2,969,611
Total	136,266	$55.58	—	2,969,611

[1]	A total of 136,266 common shares were repurchased in the fourth quarter of 2018 related to shares withheld to satisfy employee tax withholding obligations in association with the exercise of certain share-based compensation awards. These shares were not repurchased as part of a publicly announced plan or program.
[2]	On February 10, 2016, the Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company's common stock. No shares were repurchased under this authorization during 2018 or 2017. During 2016, a total of 2,030,389 shares were repurchased at a cost of $100 million. Accordingly, at December 31, 2018, a total of 2,969,611 shares remain available for repurchase under this authorization.
The Company did not make any unregistered sales of its securities during 2018.

16	FORM 10-K SONOCO 2018 ANNUAL REPORT

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

	Years ended December 31
(Dollars and shares in thousands except per share data)	2018	2017	2016	2015	2014
Operating Results
Net sales	$5,390,938	$5,036,650	$4,782,877	$4,964,369	$5,016,994
Cost of sales and operating expenses	4,913,238	4,585,822	4,339,643	4,512,927	4,610,300
Restructuring/Asset impairment charges	40,071	38,419	42,883	50,637	22,792
Gain on disposition of business	—	—	(104,292)	—	—
Non-operating pension costs	941	45,110	11,809	18,261	5,804
Interest expense	63,147	57,220	54,170	56,973	55,140
Interest income	(4,990)	(4,475)	(2,613)	(2,375)	(2,749)
Income before income taxes	378,531	314,554	441,277	327,946	325,707
Provision for income taxes	75,008	146,589	164,631	87,738	108,758
Equity in earnings of affiliates, net of tax	(11,216)	(9,482)	(11,235)	(10,416)	(9,886)
Net income	314,739	177,447	287,881	250,624	226,835
Net (income) attributable to noncontrolling interests	(1,179)	(2,102)	(1,447)	(488)	(919)
Net income attributable to Sonoco	$313,560	$175,345	$286,434	$250,136	$225,916
Per common share
Net income attributable to Sonoco:
Basic	$3.12	$1.75	$2.83	$2.46	$2.21
Diluted	3.10	1.74	2.81	2.44	2.19
Cash dividends	1.62	1.54	1.46	1.37	1.27
Weighted average common shares outstanding:
Basic	100,539	100,237	101,093	101,482	102,215
Diluted	101,016	100,852	101,782	102,392	103,172
Actual common shares outstanding at December 31	99,829	99,414	99,193	100,944	100,603
Financial Position
Net working capital	$436,342	$563,666	$546,152	$384,862	$461,596
Property, plant and equipment, net	1,233,821	1,169,377	1,060,017	1,112,036	1,148,607
Total assets	4,583,465	4,557,721	3,923,203	4,013,685	4,186,706
Long-term debt	1,189,717	1,288,002	1,020,698	1,015,270	1,193,680
Total debt	1,385,162	1,447,329	1,052,743	1,128,367	1,245,960
Total equity	1,772,278	1,730,060	1,554,705	1,532,873	1,503,847
Current ratio	1.4	1.6	1.7	1.4	1.5
Total debt to total capital[1]	43.9%	45.6%	40.4%	42.4%	45.3%

[1]	Calculated as total debt divided by the sum of total debt and total equity.

17	FORM 10-K SONOCO 2018 ANNUAL REPORT

Item 7. Management’s discussion and analysis of financial condition and results of operations
General overview
Sonoco is a leading manufacturer of consumer, industrial and protective packaging products and provider of packaging services with 312 locations in 36 countries. The Company’s operations are reported in four segments, Consumer Packaging, Display and Packaging, Paper and Industrial Converted Products, and Protective Solutions.
Generally, the Company serves two broad end-use markets, consumer and industrial, which, period to period, can exhibit different economic characteristics from each other. Geographically, approximately 65% of sales were generated in the United States, 20% in Europe, 5% in Asia, 5% in Canada and 5% in other regions.
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
Over the next two to three years, the Company aspires to achieve operating profit before depreciation and amortization (OPBDA) margins of 16% per year and annual sales of approximately $6 billion. (See "Use of Non-GAAP financial measures" below). The Company believes it will achieve these goals by focusing on the following: organic sales growth, including new product development and expansion in emerging international markets; strategic portfolio optimization; and margin enhancement through more effective customer relationship management, organizational design, indirect spend management, and improved manufacturing productivity, supply chain and back office support processes.
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
Restructuring and restructuring-related asset impairment charges are a recurring item as Sonoco’s restructuring programs usually require several years to fully implement and the Company is continually seeking to take actions that could enhance its efficiency. Although recurring, these charges are subject to significant fluctuations from period to period due to the varying levels of restructuring activity and the inherent imprecision in the estimates used to recognize the impairment of assets and the wide variety of costs and taxes associated with severance and termination benefits in the countries in which the restructuring actions occur. Similarly, non-operating pension expense is a recurring item. However, this expense is subject to significant fluctuations from period to period due to changes in actuarial assumptions, global financial markets (including stock market returns and interest rate changes), plan changes, settlements, curtailments, and other changes in facts and circumstances.
Reconciliations of GAAP to base results are presented on pages 21 and 22 in conjunction with management’s discussion and analysis of the Company’s results of operations. Whenever reviewing a non-GAAP financial measure, readers are encouraged to review the related reconciliation to fully understand how it differs from the related GAAP measure. Reconciliations are not provided for non-GAAP measures related to future years due to the likely occurrence of one or more of the following, the timing and magnitude of which management is unable to reliably forecast: possible gains or losses on the sale of businesses or other assets, restructuring costs and restructuring-related impairment charges, acquisition-related costs, and the tax effect of these items and/or other income tax-related events. These items could have a significant impact on the Company's future GAAP financial results.
2018 overview and 2019 outlook
The Company produced strong top-line, bottom-line and cash flow results in 2018 despite low growth rates in many of the Company's served markets, accelerating inflation, tariffs and disappointing performances in our plastics and flexible packaging businesses. Year-over-year growth in consolidated operating profit of 6.1% was largely driven by a $49.5 million, or 30.7%, increase in the operating profit of Paper and Industrial Converted Products and was also aided by a strong turnaround in our Display and Packaging segment. These gains were partially offset by a $31.3 million, or 12.2%, decline in operating profits for our Consumer Packaging segment. Operating profit for our Protective Solutions segment was relatively flat year over year. On a company-wide basis, gains from a positive overall price/cost relationship (the relationship of the change in

18	FORM 10-K SONOCO 2018 ANNUAL REPORT

sales prices to the change in costs of materials, energy and freight) and the added operating profit from acquisitions were only partially offset by higher labor, maintenance and other operating costs. As a result, consolidated gross profit margin for 2018 improved modestly to 19.3% compared to 19.0% in 2017.
Net Income Attributable to Sonoco (GAAP earnings) for 2018 increased $138.2 million, or 78.8%, year over year. This increase is largely due to prior-year pension settlement charges totaling $20.2 million, after-tax, a prior-year $51.3 million net tax charge related to the enactment of the U.S. Tax Cuts and Jobs Act ("Tax Act"), and a 2018 valuation allowance release triggered by certain provisions of the Tax Act. The remainder is largely due to higher 2018 operating income together with the lower US statutory tax rate established by the Tax Act. Base earnings, which exclude the previously mentioned prior-year charges, the valuation allowance release, as well as certain other items of income and expense, as more fully described within this Item under "Use of Non-GAAP financial measures" and reconciled within this Item under "Reconciliations of GAAP to Non-GAAP financial measures," improved $58.8 million, or 20.9%, year over year.
Management's focus in 2018 was on driving synergies with acquired businesses, accelerating organic growth, improving manufacturing productivity, using the Company's strong financial position to make strategic acquisitions and improving operating efficiency and financial performance of the Company's contract packaging services center near Atlanta, Georgia. Management expected overall volume in 2018 to increase approximately 2%, overall price/cost to be positive and that manufacturing productivity would more than offset increases in labor and other costs. Actual 2018 volume increased slightly more than one percent as gains in Display and Packaging were partially offset by declines in Consumer Products and Paper and Industrial Converted Products. The 2018 performance of businesses acquired in 2017 fell short of expectations due to a combination of volume shortfalls, production inefficiencies and negative price / cost. The volume shortfalls and production inefficiencies in these businesses were significant drivers leading to an overall flat year for manufacturing productivity. However, price/cost was positive in almost all of the Company's other businesses, and was extremely positive in the Paper and Industrial Converted Products segment and the Company as a whole. Despite continued improvements at its Atlanta-area packaging center, the Company determined that it could not achieve acceptable margins under the associated single-customer contract and negotiated an early termination of that contract and exited the facility late in the third quarter of 2018. In October, the Company acquired both the remaining 70 percent interest in its Conitex-Sonoco tube and core/paper joint venture and a composite can operation from Texpack, Inc. This transaction brings the joint venture operations under the sole control of the Company and expands its exposure to the Asia paper and industrial products market. In April, the Company acquired Highland Packaging Solutions, a manufacturer of thermoformed plastic packaging for fresh produce and dairy products. Highland expands the Company's footprint in its targeted "perimeter of the store" market. These transactions are described in greater detail below.
Pension and postretirement benefit expenses for the year were approximately $44 million lower in 2018 than 2017, due primarily to settlement charges related to lump sum payments and purchases of annuities for certain plan participants in 2017. Excluding these charges, total benefit plan expense was approximately $12 million lower in 2018 than in 2017. This decrease was primarily due to higher expected returns on plan assets due to a higher asset base as of December 31, 2017. Total net contributions in 2018 to the Company’s domestic and international pension and postretirement plans were approximately $25 million. The aggregate net unfunded position of the Company’s various defined benefit plans increased from $332 million at the end of 2017, to $369 million at the end of 2018. This increase was driven by normal service and interest cost and a negative actual return on plan assets during 2018, partially offset by the impact of contributions and slightly higher discount rates on plan liabilities at December 31, 2018.
The effective tax rate on GAAP earnings was 19.8%, compared with 46.6% in 2017, and the effective tax rate on base earnings was 23.7%, compared with 31.1% in 2017. The year-over-year decrease in both GAAP and base effective tax rates was driven primarily by the Tax Act, including the decrease in the U.S. Federal income tax rate from 35% to 21%. The year-over-year variance in the GAAP tax rate is also driven by Tax Act changes, including the 2018 benefit from the release of a valuation allowance on foreign tax credits of $16.1 million and the exceptionally high 2017 rate, which included approximately $51.2 million of one-time tax charges related to the Tax Act.
The Company generated $589.9 million in cash from operations during 2018, compared with $348.3 million in 2017. The majority of the year-over-year increase is attributable to higher net income, lower pension and post-retirement contributions and a beneficial difference in the changes in working capital, partially offset by an unfavorable difference in the change in income tax accruals. Cash flow from operations is expected to be approximately $600 million in 2019.
Outlook
In 2019, management's focus will be on generating profitable growth, improving margins, driving free cash flow, and portfolio optimization, including the potential for both targeted acquisitions and divestitures, which, in turn, are expected to impact margins and prospects for profitable growth. Key to management's objectives for the year will be further development of the Company's previously implemented commercial and operational excellence initiatives aimed at improving margins by more-fully realizing the value of our products and services, reducing our unit costs and better leveraging our fixed support costs.
Management is targeting an overall organic volume increase in 2019 of approximately 1.0%. Although the Company has projected that overall price/cost will be positive in 2019, duplicating the degree of price/cost improvement seen in 2018 is considered unlikely. Continued volatility in key raw material prices would make full recovery of any related cost increases more challenging. And, although manufacturing productivity is expected to offset a significant portion of the projected increases in labor and other costs, not realizing the targeted organic volume gains would make fully achieving management's productivity objectives more difficult. Operating results in 2019 will include a full year of revenue and operating profit from Highland and Conitex.
The Company projects the non-operating component of pension and post-retirement benefits expense to be approximately $19 million higher, while the operating component is projected to be $3 million lower. The net anticipated increase of $16 million is primarily due to lower expected returns on plan assets due to a lower asset base and a 25 basis point decrease in the 2019 expected rate of return assumption. Total contributions in 2019 to the Company’s domestic and international pension and postretirement plans are expected to be approximately $31.0 million.
In consideration of the above factors, management is projecting that reported net sales will increase nearly 5% and overall margins for gross profit, base operating profit and base operating profit before depreciation and amortization will improve modestly over 2018 levels.
Absent additional borrowings in 2019 from any acquisition activity, net interest expense is expected to decrease approximately $3 million due to lower average annual debt balances as the Company would expect to use a portion of its free cash flow to pay down existing debt. The consolidated effective tax rate on base earnings is expected to be between 25.5% and 26.5% in 2019 compared with 23.7% in 2018. The anticipated year-over-year increase is due to discrete items that benefited the 2018 rate that are not expected to recur in 2019.
The Company does not provide projected GAAP earnings results due to the likely occurrence of one or more of the following, the timing and magnitude of which we are unable to reliably forecast: possible gains or losses on the sale of businesses or other assets, restructuring costs and restructuring-related impairment charges, acquisition-related costs, and the income tax effects of these items and/or other income tax-related events. These items could have a significant impact on the Company's future GAAP financial results.

19	FORM 10-K SONOCO 2018 ANNUAL REPORT

Acquisitions and dispositions
Acquisitions
The Company completed three acquisitions during 2018 at a cost of $278.8 million, net of cash acquired. On October 1, 2018, the Company completed the acquisition of the remaining 70 percent interest in Conitex Sonoco (BVI), Ltd. ("Conitex Sonoco") from Texpack Investments, Inc. ("Texpack") for total consideration of $134.8 million, including net cash payments of $127.8 million and debt assumed of $7.1 million. Final consideration was subject to a post-closing adjustment for the change in working capital to the date of closing. This adjustment was settled in February 2019 and required an additional cash payment of approximately $0.1 million. The Conitex Sonoco joint venture was formed in 1998 with Texpack, a Spanish-based global provider of paperboard and paper-based packaging products. Conitex Sonoco produces uncoated recycled paperboard and tubes and cones for the global spun yarn industry, as well as adhesives, flexible intermediate bulk containers and corrugated pallets. Conitex Sonoco has approximately 1,250 employees across 13 manufacturing locations in 10 countries, including four paper mills and seven cone and tube converting operations and two other production facilities. The acquisition of Conitex Sonoco is expected to add approximately $260 million of annual sales in the Company's Paper and Industrial Converted Products segment. Also on October 1, 2018, the Company acquired from Texpack Group Holdings B.V. a rigid paper facility in Spain ("Compositub") for $10.0 million in cash. Final consideration was subject to a post-closing adjustment for the change in working capital to the date of closing. This adjustment was settled in February 2019 for an additional cash payment to the seller of $0.4 million. Both the Conitex Sonoco and Compositub acquisitions were funded with existing cash on hand. On April 12, 2018, the Company completed the acquisition of Highland Packaging Solutions ("Highland"). Total consideration for this acquisition was $148.5 million,  including net cash paid at closing of $141.0, along with a contingent purchase liability of $7.5 million. The contingent purchase liability is based upon a sales metric which the Company expects to meet and is payable in two installments. The first installment of $5.0 million is to be paid one year after the closing date and the second installment of $2.5 million is to be paid two years after the closing date. The liability for these two payments has been recognized in full on the Company's Consolidated Balance Sheet at December 31, 2018, with the first installment included in "Accrued expenses and other" and the second in "Other Liabilities." Highland manufactures thermoformed plastic packaging for fresh produce and dairy products from a single production facility in Plant City, Florida, providing total packaging solutions for customers that include sophisticated engineered containers, flexographic printed labels, and inventory management through distribution warehouses in the Southeast and West Coast of the United States. The Company financed the acquisition with proceeds from a new $100.0 million term loan, along with proceeds from existing credit facilities. This loan was repaid in full before the end of 2018. The acquisition of Highland is expected to add approximately $110 million of annual sales in the Company's Consumer Packaging segment.
The Company completed two acquisitions during 2017 at a cost of $383.7 million, net of cash acquired. On March 14, 2017, the Company completed the acquisition of Packaging Holdings, Inc. and subsidiaries, including Peninsula Packaging LLC ("Packaging Holdings"), for $218.8 million, net of cash acquired. Packaging Holdings manufactures thermoformed packaging for a wide range of whole fresh fruits, pre-cut fruits and produce, prepared salad mixes, as well as baked goods in retail supermarkets from five manufacturing facilities, including four in the United States and one in Mexico. The Company financed the transaction with a combination of cash and borrowings, including a $150.0 million three-year term loan. On July 24, 2017, the Company completed the acquisition of Clear Lam Packaging, Inc. ("Clear Lam") for $165.0 million, net of cash acquired. Final consideration was subject to an adjustment for working capital, which was completed in 2018 resulting in $1.6 million of cash being returned to the Company. Clear Lam manufactures high barrier flexible and forming films used to package a variety of products for consumer packaged goods companies, retailers and other industrial manufacturers, with a focus on structures used for perishable foods. It has production facilities in Elk Grove Village, Illinois, and Nanjing, China. The Company financed a portion of the transaction with $100 million in borrowings from a $250 million five-year term loan with the remaining purchase price funded from available short-term credit facilities.
The Company completed four acquisitions during 2016 at a cost of $88.6 million, net of cash acquired. On June 24, 2016, the Company completed an acquisition in its Paper and Industrial Converted Products segment of a small tube and core business in Australia for $0.9 million in cash. On August 30, 2016, the Company completed the acquisition in its Protective Solutions segment of the temperature-controlled cargo container assets, licenses, trademarks, and manufacturing rights from AAR Corporation. Total consideration for this business was $6.0 million consisting of a current cash payment of $3.0 million, non-contingent deferred cash consideration of $2.0 million, and contingent consideration valued at $1.0 million. Also in the Protective Solutions segment, Laminar Medica ("Laminar"), a privately held specialty medical products company based in the U.K., was acquired on September 19, 2016 for $17.2 million, net of cash acquired. On November 1, 2016, the Company completed the acquisition in its Consumer Packaging segment of Plastic Packaging Inc. ("PPI"), a privately held Hickory, NC-based flexible packaging company for $67.6 million, net of cash acquired. Founded in 1957, PPI specializes in short-run, customized flexible packaging for consumer brands in markets including: food products (i.e. frozen foods, baked goods, seafood), pet products (i.e. dry food, bird seed, litter), confection (i.e. seasonal promotions, heat-sealed chocolate packaging, hard and soft candy), and health and personal care (i.e. nutraceuticals, diapers, tissues/wipes).
Dispositions
 On November 7, 2016, the Company completed the sale of its rigid plastics blow molding operations to Amcor Rigid Plastics USA, LLC and Amcor Packaging Canada, Inc. for approximately $280 million, with the Company receiving net cash proceeds of $271.8 million. In conjunction with the sale, the Company recognized a gain on the disposition, net of associated fees, of $104.3 million. The Company's rigid plastics blow molding operations included seven manufacturing facilities in the U.S. and Canada with approximately 850 employees producing containers serving the personal care and food and beverage markets. The disposition of these operations negatively impacted 2017 over 2016 sales comparisons by approximately $175 million. The decision to sell the blow molding operations was made to focus on, and provide resources to further enhance, the Company's targeted growth businesses, including flexible packaging, thermoformed rigid plastics, and temperature-assurance packaging. This sale did not notably affect operating margin percentages for the Company's Consumer Packaging segment, nor did it represent a strategic shift for the Company having a major effect on the entity's operations and financial results.
See Note 4 to the Consolidated Financial Statements for further information about acquisition and disposition activities.
Restructuring and asset impairment charges
Due to its geographic footprint (312 locations in 36 countries) and the cost-competitive nature of its businesses, the Company is constantly seeking the most cost-effective means and structure to serve its customers and to respond to fundamental changes in its markets. As such, restructuring costs have been and are expected to be a recurring component of the Company’s operating costs. The amount of these costs can vary significantly from year to year depending upon the scope and location of the restructuring activities.

20	FORM 10-K SONOCO 2018 ANNUAL REPORT

The following table recaps the impact of restructuring and asset impairment charges on the Company’s net income for the periods presented (dollars in thousands):

	Year Ended December 31
	2018	2017	2016
Exit costs:
2018 Actions	$27,638	$—	$—
2017 Actions	7,176	14,646	—
2016 and Earlier Actions	(92)	3,756	35,761
Asset impairments:	5,349	20,017	7,122
Total restructuring/asset impairment charges	$40,071	$38,419	$42,883
Income tax benefit	(10,038)	(13,064)	(7,520)
Impact of noncontrolling interests, net of tax	(191)	(71)	(161)
Total impact of restructuring/asset impairment charges, net of tax	$29,842	$25,284	$35,202

During 2018, the Company announced the closure of a flexible packaging plant in North Carolina, a global brand management facility in Canada, a thermoformed packaging plant in California (all part of the Consumer Packaging segment), five tube and core plants - one in Alabama, one in Canada, one in Indonesia, one in Russia, and one in Norway (all part of the Paper and Industrial Converted Products segment), and a protective packaging plant in North Carolina (part of the Protective Solutions segment). Restructuring actions in the Display and Packaging segment included charges associated with exiting a single-customer contract at a packaging center near Atlanta, Georgia. In addition the Company continued to realign its cost structure, resulting in the elimination of approximately 120 positions.
During 2017, the Company announced the closure of an expanded foam protective packaging plant in the United States (part of the Protective Solutions segment), five tubes and cores plants - three in the United States, one in Belgium, and one in China (all part of the Paper and Industrial Converted Products segment), and a packaging services center in Mexico (part of the Display and Packaging segment). Asset impairment charges recorded in 2017 included a $17.8 million charge in the fourth quarter of 2017 recognized as a result of the Company's decision to shut down its #9 boiler in the Hartsville, South Carolina manufacturing complex. In addition, the Company recognized severance charges throughout 2017 related to the elimination of approximately 185 positions in conjunction with the Company's ongoing organizational effectiveness efforts.
During 2016, the Company announced the closure of four tubes and cores plants - one in the United States, one in Canada, one in Ecuador, and one in Switzerland (all part of the Paper and Industrial Converted Products segment). The Company closed a packaging services center in Mexico and a fulfillment service center in Brazil (both part of the Display and Packaging segment). The Company also began manufacturing rationalization efforts in its Reels division (part of the Paper and Industrial Converted Products segment), and completed the sales of a paper mill in France (part of the Paper and Industrial Converted Products segment) and a retail security packaging plant in Puerto Rico (part of the Display and Packaging segment). In addition, the Company continued to realign its cost structure, resulting in the elimination of approximately 180 positions.
The Company expects to recognize future additional costs totaling approximately $1.8 million in connection with previously announced restructuring actions. The Company believes that the majority of these charges will be incurred and paid by the end of 2019. The Company regularly evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken. Restructuring and asset impairment charges are subject to significant fluctuations from period to period due to the varying levels of restructuring activity and the inherent imprecision in the estimates used to recognize the impairment of assets and the wide variety of costs and taxes associated with severance and termination benefits in the countries in which the Company operates.
See Note 5 to the Consolidated Financial Statements for further information about restructuring activities and asset impairment charges.
Reconciliations of GAAP to non-GAAP financial measures
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures for each of the years presented:

	For the year ended December 31, 2018
Dollars and shares in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Acquisition Related Costs	Other Adjustments(1)	Base
Operating profit	$437,629	$40,071	$14,446	$(326)	$491,820
Non-operating pension costs	941	—	—	(742)	199
Interest expense, net	58,157	—	—	—	58,157
Income before income taxes	$378,531	$40,071	$14,446	$416	$433,464
Provision for income taxes	75,008	10,038	115	17,539	102,700
Income before equity in earnings of affiliates	$303,523	$30,033	$14,331	$(17,123)	$330,764
Equity in earnings of affiliates, net of tax	11,216	—	—	—	11,216
Net income	$314,739	$30,033	$14,331	$(17,123)	$341,980
Less: Net (income) attributable to noncontrolling interests, net of tax	(1,179)	(191)	—	—	(1,370)
Net income attributable to Sonoco	$313,560	$29,842	$14,331	$(17,123)	$340,610
Per diluted common share	$3.10	$0.30	$0.14	$(0.17)	$3.37
(1) Primarily the release of a valuation allowance and other non-base tax adjustments totaling a net benefit of approximately $17,434.

21	FORM 10-K SONOCO 2018 ANNUAL REPORT

	For the year ended December 31, 2017
Dollars and shares in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Acquisition Related Costs	Other Adjustments(2)	Base
Operating profit	$412,409	$38,419	$13,790	$(2,279)	$462,339
Non-operating pension costs	45,110	—	—	(32,761)	12,349
Interest expense, net	52,745	—	—	—	52,745
Income before income taxes	$314,554	$38,419	$13,790	$30,482	$397,245
Provision for income taxes	146,589	13,064	3,841	(40,123)	123,371
Income before equity in earnings of affiliates	$167,965	$25,355	$9,949	$70,605	$273,874
Equity in earnings of affiliates, net of tax	9,482	—	—	581	10,063
Net income	$177,447	$25,355	$9,949	$71,186	$283,937
Less: Net (income) attributable to noncontrolling interests, net of tax	(2,102)	(71)	—	—	(2,173)
Net income attributable to Sonoco	$175,345	$25,284	$9,949	$71,186	$281,764
Per diluted common share	$1.74	$0.25	$0.10	$0.71	$2.79
(2) Consists of the following: pension settlement charges of $32,761 ($20,241 after tax), partially offset by insurance settlement gains; tax charges of approximately $76,933 related to a one-time transition tax on certain accumulated foreign earnings offset by approximately $25,668 related to an increase in net deferred tax assets, both of which are related to implementation of the U.S. Tax Cuts and Jobs Act; and other net tax charges totaling $492.

	For the year ended December 31, 2016
Dollars and shares in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Acquisition Related Costs	Other Adjustments(3)	Base
Operating profit	$504,643	$42,883	$4,569	$(103,360)	$448,735
Non-operating pension costs	11,809	—	—	—	11,809
Interest expense, net	51,557	—	—	—	51,557
Income before income taxes	$441,277	$42,883	$4,569	$(103,360)	$385,369
Provision for income taxes	164,631	7,520	1,422	(55,803)	117,770
Income before equity in earnings of affiliates	$276,646	$35,363	$3,147	$(47,557)	$267,599
Equity in earnings of affiliates, net of tax	11,235	—	—	—	11,235
Net income	$287,881	$35,363	$3,147	$(47,557)	$278,834
Less: Net (income)/loss attributable to noncontrolling interests, net of tax	(1,447)	(161)	—	—	(1,608)
Net income attributable to Sonoco	$286,434	$35,202	$3,147	$(47,557)	$277,226
Per diluted common share	$2.81	$0.35	$0.03	$(0.47)	$2.72
(3) Consists of the following: gain from the sale of the rigid plastics blow molding operations totaling $104,292 ($49,341 after tax); $850 increase ($522 after tax) in reserves for Fox River environmental claims; $1,203 net tax loss due primarily to changes in rates and valuation allowances for foreign entities; and other charges totaling $82 ($59 after tax).

Results of operations – 2018 versus 2017
Net income attributable to Sonoco (GAAP earnings) was $313.6 million ($3.10 per diluted share) in 2018, compared with $175.3 million ($1.74 per diluted share) in 2017. 2018 earnings reflect net after-tax charges totaling $27.1 million, consisting of restructuring/asset impairment charges and acquisition-related expenses which were partially offset by the tax benefit related to the Tax Act.
Net income in 2017 was negatively impacted by a net after-tax expense of $106.4 million consisting of pension settlement charges, tax charges related to the Tax Act, restructuring/asset impairment charges, and acquisition-related expenses. These charges were partially offset by insurance settlement gains.
Base earnings in 2018 were $340.6 million ($3.37 per diluted share), compared with $281.8 million ($2.79 per diluted share) in 2017.
Both GAAP and base earnings in 2018 benefited from a positive price/cost relationship, operating profit from businesses acquired during the year and lower income tax rates related to the Tax Act. These year-over-year favorable factors were partially offset by higher management incentives, overhead and other operating costs. Changes in foreign currency translation had little effect on earnings year over year.
The effective tax rate on GAAP earnings was 19.8% in 2018, compared with 46.6% in 2017, and the effective tax rate on base earnings was 23.7%, compared with 31.1% in 2017. The GAAP effective tax rate benefited from the $16.1 million release of a valuation allowance on foreign tax credits, as well as the absence of the 2017 one-time $77 million charge to record the Tax Act's one-time transition tax on certain accumulated foreign earnings. The decrease in the base tax rate was due to the decrease in the U.S. Federal tax rate from 35% to 21%, partially offset by the new "GILTI" tax, both of which are a result of the Tax Act. The 2018 base rate also benefited from an unusually large tax benefit from the payment of equity compensation awards, including the exercise of stock appreciation rights.

22	FORM 10-K SONOCO 2018 ANNUAL REPORT

Consolidated net sales for 2018 were $5.4 billion, a $354 million, or 7.0%, increase from 2017. The components of the sales change were:

($ in millions)
Volume/mix	$55
Selling price	63
Acquisitions and divestitures, net	241
Foreign currency translation and other, net	(4)
Total sales increase	$354
Sales volume/mix was up approximately 1% driven by increases in the Display and Packaging Segment. Higher selling prices year-over-year were implemented to recover rising material prices, mostly resins. This led to year-over-year increases in all of the Company's segments, except the Paper and Industrial Converted Products segment where market prices for the segment's primary raw material, old corrugated containers ("OCC"), declined from 2017 to 2018. The Company's 2018 acquisitions added more than $241 million to comparable year-over-year sales. Finally, foreign exchange rate changes increased year-over-year sales as almost all of the foreign currencies in which the Company conducts business strengthened slightly in relation to the U.S. Dollar.
Total domestic sales were $3.5 billion, up 6.9% from 2017 levels. International sales were $1.9 billion, up 7.2% from 2017 with most of the increase driven by growth in the Company's industrial businesses.
Costs and expenses/margins
Cost of sales was up $271.9 million in 2018, or 6.7%, from the prior year primarily due to additional volume from acquired businesses. Positive price/cost relationship and modest productivity improvements resulted in gross profit margins increasing to 19.3% in 2018 from 19.0% in the prior year.
Selling, general and administrative expenses increased $55.5 million, or 10.9%, and were 10.4% of sales compared to 10.1% of sales in 2017. The current year increase in selling, general and administrative expenses is largely attributable to selling, general, and administrative expenses associated with acquired businesses along with higher management incentives and general wage inflation. Additionally, acquisition-related costs increased $0.7 million from last year to $14.4 million.
GAAP operating profit was 8.1% of sales in 2018 compared to 8.2% in 2017. Base operating profit declined slightly to 9.1% of sales in 2018 compared to 9.2% in 2017. Both GAAP and base operating profit were essentially flat year over year. The year-over-year increase in gross profit margin discussed above was offset by selling, general and administrative expenses discussed above.
Restructuring and restructuring-related asset impairment charges totaled $40.1 million and $38.4 million in 2018 and 2017, respectively. Additional information regarding restructuring actions and impairments is provided in Note 5 to the Company’s Consolidated Financial Statements.
Aggregate pension and postretirement plan expenses decreased $43.6 million in 2018 to a total of $34.9 million, compared with $78.5 million in 2017. In February 2017, the Company initiated a program to settle a portion of its pension liability related to terminated vested participants in the U.S. qualified retirement plans through either a single, lump-sum payment or the purchase of an annuity. During the course of the program, the Company successfully settled approximately 47% of the projected benefit obligation of the terminated vested plan participants. As a result of these and other smaller settlements, the Company recognized non-cash settlement charges totaling $32.8 million in 2017; similar charges were only $0.7 million in 2018. The settlement charges are reflected in non-operating pension costs, and account for the majority of the year-over-year decrease in pension and postretirement plan expenses. The remainder of pension and postretirement plan expenses are reflected in the Company's Consolidated Statements of Income with approximately 75% in cost of sales and 25% in selling, general and administrative expenses. See Note 13 to the Consolidated Financial Statements for further information on employee benefit plans.
Net interest expense totaled $58.2 million for the year ended December 31, 2018, compared with $52.7 million in 2017. The increase was primarily due to the impact of higher interest rates.
Reportable segments
The Company reports its financial results in four reportable segments – Consumer Packaging, Display and Packaging, Paper and Industrial Converted Products, and Protective Solutions.
Consolidated operating profits, reported as “Operating Profit” on the Consolidated Statements of Income, are comprised of the following:

($ in millions)	2018	2017	% Change
Segment operating profit
Consumer Packaging	$224.5	$255.8	(12.2)%
Display and Packaging	13.3	2.6	411.5%
Paper and Industrial Converted Products	211.1	161.6	30.6%
Protective Solutions	42.9	42.4	1.2%
Restructuring/Asset impairment charges	(40.1)	(38.4)	4.4%
Acquisition-related costs	(14.5)	(13.8)	5.1%
Other non-operational (charges)/income, net	0.4	2.3	(82.6)%
Consolidated operating profit*	$437.6	$412.4	6.1%
*Due to rounding, amounts above may not foot
Segment results viewed by Company management to evaluate segment performance do not include restructuring charges, asset impairment charges, acquisition-related charges, gains or losses from the sale of businesses, pension settlement charges, specifically identified tax adjustments, and certain other items, if any, the exclusion of which the Company believes improves comparability and analysis. Accordingly, the term “segment operating profits” is defined as the segment’s portion of “Income before interest and income taxes” excluding those items. General corporate expenses, with the exception of restructuring charges, asset impairment charges, acquisition-related charges, net interest expense and income taxes, have been allocated as operating costs to each of the Company’s reportable segments.
See Note 18 to the Company’s Consolidated Financial Statements for more information on reportable segments.

23	FORM 10-K SONOCO 2018 ANNUAL REPORT

Consumer Packaging

($ in millions)	2018	2017	% Change
Trade sales	$2,360.0	$2,123.5	11.1%
Segment operating profits	224.5	255.8	(12.2)%
Depreciation, depletion and amortization	116.8	98.9	18.2%
Capital spending	66.7	63.6	4.8%
Sales increased year over year due to the April 12, 2018 acquisition of Highland Packaging, the October 1, 2018 acquisition of a composite can plant in Spain, and the full-year impact of the March 14, 2017 acquisition of Packaging Holdings and the July 24, 2017 acquisition of Clear Lam. Higher selling prices in most of the segment's businesses, driven largely by raw material price increases, were partially reduced by lower demand in Global Plastics. Foreign currency translation added approximately $14 million to segment trade sales year over year due to a weaker U.S. dollar. Domestic sales were approximately $1,676 million, up 12.9%, or $191 million, from 2017, while international sales were approximately $684 million, up 7.2%, or $46 million, from 2017.
Segment operating profits decreased by $31.3 million year over year and operating profit margins of 9.5% were down 253 basis points from 2017. The decreases in segment operating profits and operating profit margins were largely driven by volume declines in Global Plastics and the negative impact of changes in mix of products in Global Rigid Paper Containers. These volume declines led to manufacturing inefficiencies. The Company is in the process of refocusing certain operations and is optimistic that it will improve manufacturing performance and better leverage the fixed cost profile. The negative impact of volume declines and manufacturing inefficiencies was partially offset by the positive impact of price cost and increases from acquired businesses.
Capital spending in the segment included numerous productivity projects and expansion of manufacturing capabilities in North America (primarily flexible packaging and plastics) and in Europe (primarily rigid paper containers).

Display and Packaging

($ in millions)	2018	2017	% Change
Trade sales	$592.3	$508.2	16.5%
Segment operating profits	13.3	2.6	405.0%
Depreciation, depletion and amortization	18.0	17.1	5.4%
Capital spending	19.8	23.9	(17.0)%
Domestic trade sales in the segment increased $41 million, or 16.5%, to $290 million, while international trade sales increased $43 million, or 16.6%, to $302 million. The increase in domestic trade sales resulted from increased volume at our new retail packaging fulfillment center in Atlanta, Georgia, offset by lower volume in retail security packaging. The increase in international sales reflects the increases in activity at the Company's packaging center in Poland as well as the positive impact of approximately $13 million from foreign currency translation as a result of a stronger Polish zloty relative to the U.S. dollar year over year. The increase in segment operating profit was largely due to increased volumes both domestically and internationally. These increases were offset by continued losses at the new retail packaging fulfillment center in Atlanta, Georgia. Despite continued improvements at this packaging center, the Company determined that it could not achieve acceptable margins under the single-customer contract associated with this facility and in the third quarter of 2018 exited the contract.
Capital spending in the segment was driven by customer development and productivity related projects, coupled with capacity expansion in Europe.
Paper and Industrial Converted Products

($ in millions)	2018	2017	% Change
Trade sales	$1,911.0	$1,866.2	2.4%
Segment operating profits	211.1	161.6	30.7%
Depreciation, depletion and amortization	74.4	74.9	(0.6)%
Capital spending	91.4	61.4	48.8%
 The main driver of the year-over-year increase in sales was the acquisition of the remaining 70 percent interest in the Conitex Sonoco joint venture on October 1, 2018. Conitex Sonoco's sales for the last three months of 2018 were approximately $62 million. This increase was offset by volume declines in many of our tubes and cores businesses as well as an overall decline in sales price as market prices for OCC on the whole were down from the previous year. Total domestic sales in the segment decreased $19 million, or 1.7%, to $1,109 million while international sales increased $64 million, or 8.7%, to $802 million.
Segment operating profit increased year over year, driven by a positive price/cost relationship as the Company benefited from a strong global paper market and global commercial excellence initiatives. The positive price/cost relationship was partially offset by higher management incentives as well as wage and other fixed cost inflation.
Although conditions improved for the corrugating medium operation in 2018, the Company continues to evaluate strategic alternatives for this operation.
Significant capital spending in the segment included the modification of several paper machines in North America, numerous productivity projects, and IT investments.

24	FORM 10-K SONOCO 2018 ANNUAL REPORT

Protective Solutions

($ in millions)	2018	2017	% Change
Trade sales	$527.7	$538.8	(2.1)%
Segment operating profits	42.9	42.4	1.3%
Depreciation, depletion and amortization	27.0	26.8	.5%
Capital spending	5.9	19.0	(69.1)%
Sales declined slightly year over year,impacted mostly by volume declines in automotive components, consumer electronics and appliances offset by volume gains in temperature-assured packaging and price increases.
Segment operating profit increased year over year due to a positive price/cost relationship and manufacturing productivity.
Domestic sales were $415 million in 2018 down $11 million, or 3%, from 2017. International sales were flat at $113 million.
Capital spending in the segment included numerous productivity initiatives as well as customer-related projects in our expanded foam protective packaging and temperature-assured packaging businesses.
Financial position, liquidity and capital resources
Cash flow
Operating activities
Cash flow from operations totaled $589.9 million in 2018 and $348.3 million in 2017. The year-over-year cash flow increase of $241.6 million is attributable to the  $137.3 million increase in GAAP Net Income, which was discussed above under Results of Operations, as well as the factors discussed here. Lower pension and postretirement expenses and decreased pension and postretirement cash contributions resulted in a combined year-over-year increase in operating cash flows of $39.6 million. Working capital provided $27.7 million in 2018 compared to consuming $55.6 million in 2017; this $83.3 million additional cash provision was largely driven by changes in accounts receivable. Accounts receivable, net of acquisitions, grew in 2017 due to a combination of extended customer terms, changes in mix of sales, and the timing of collections from certain customers. Conversely, in 2018, Accounts Receivable, net of acquisitions, decreased due to improved collection efforts throughout the year. Additionally, inventory consumed more cash in 2017 due to pre-buying certain raw materials at the end of 2017 in anticipation of price increases.
Non-cash asset impairment charges were $14.2 million lower year over year, due largely to the fourth quarter 2017 impairment of a power generating facility at the Company's Hartsville manufacturing complex, which was closed down in the first quarter of 2018 after being rendered obsolete by the Company's new biomass facility. Similar charges did not repeat in 2018. The net benefit from changes in deferred income tax and income tax payable balances was $78.1 million lower in 2018 compared with the previous year. The year-over-year decrease is attributable to the significant changes in 2017 associated with the Tax Act. These changes included recording a liability for the new transition tax on certain accumulated foreign earnings, partially offset by a reduction in the Company's net deferred tax liabilities which were reduced as a result of the decrease in the federal tax rate from 35% to 21%. While the Company continued to refine income tax assets and liabilities during 2018, changes in 2018 were not as significant as in 2017. Non-cash share-based compensation expenses were $2.8 million lower year over year as expenses recognized in association with our performance-based awards decreased, reflecting assumptions about actual performance against targeted performance metrics over the vesting period of the awards. Net losses on disposition of assets totaled $8.6 million in 2018 compared with $2.0 million in 2017, a year-over-year change of $6.6 million, driven by the loss on the exit from a contract to operate a packaging center in Atlanta. The Company's 2018 acquisition of Conitex resulted in a fair value assessment loss of $4.8 million on the Company's previously-held minority interest. Changes in accrued expenses reflect a $19.2 million provision of cash in 2018 compared with a $14.6 million use of cash in 2017. The greater provision in 2018 is primarily due to the higher year-over-year management incentives and other accrued expenses. Additionally, the 2017 provision was lower than normal due to a non-recurring payment of an environmental settlement in 2017. Changes in other assets and liabilities used $18.9 million less cash in 2018 compared to 2017. This year-over-year decreased consumption is largely attributable to the collection of various other receivables outstanding at the end of 2017. Similar levels of miscellaneous receivable items were not outstanding at the end of 2018. Cash paid for income taxes was $6.5 million higher year over year, which was due primarily to the timing of payments and the transition tax imposed by the Tax Act which is payable over a period of eight years.
Cash flow from operations totaled $348.3 million in 2017 and $398.7 million in 2016, a year-over-year decrease of $50.4 million. The $110.4 million decline in GAAP Net Income reflects the non-recurrence of the 2016 gain on the sale of the Company’s rigid plastics blow molding operations of $108.7 million, the cash impact of which was reported as an investing activity. 2017 net income also reflects higher pension and postretirement expenses and increased pension and postretirement cash contributions resulting in a combined year-over-year decrease in operating cash flows of $28.6 million. Working capital consumed $5.0 million more cash in 2017 than in 2016. Changes in inventory used $16.1 million of cash in 2017 versus $11.5 million in 2016, a higher year-over-year use of cash of $4.6 million, primarily attributable to pre-buying of certain raw materials at the end of 2017 in anticipation of upcoming price increases. The combined changes in accounts receivable and accounts payable balances consumed approximately $39 million of cash from operations in both 2017 and 2016. The increases in year-end accounts receivable balances over the respective prior years were due to a combination of factors including the timing of collections from certain customers, changes in terms and sales mix by customer, and changes in selling prices. Non-cash asset impairment charges were $12.9 million higher year over year, due largely to the fourth quarter 2017 impairment of a power generating facility at the Company’s Hartsville manufacturing complex, which was determined to have been rendered obsolete by the Company’s new biomass facility and closed in the first quarter of 2018. The net benefit from changes in deferred income tax and income tax payable balances was $25.1 million greater in 2017 compared with the previous year. The year-over-year increase is attributable to the Tax Act, including the recording of a liability for the new transition tax on certain accumulated foreign earnings, partially offset by a reduction in the Company’s net deferred tax liabilities which were reduced as a result of the decrease in the federal tax rate from 35% to 21%. Non-cash share-based compensation expenses were $5.8 million lower year over year as expenses recognized in association with our performance-based awards decreased, reflecting assumptions about actual performance against targeted performance metrics over the vesting period of the awards. Net losses on disposition of assets totaled $2.0 million in 2017 compared with $14.2 million in 2016, a year-over-year change of $12.1 million, driven by the loss on the disposition of a paperboard mill in France in 2016. Changes in accrued expenses reflect a $14.6 million use of cash in 2017 compared with an $11.7 million use of cash in 2016. The year-over-year change of $2.9 million was primarily driven by the final settlement of Fox River-related environmental claims in January 2017 and lower management incentive accruals. Changes in other assets and liabilities used $37.1 million of additional cash in 2017 compared to 2016, driven by $16.0 million in timing differences related to certain non-income tax payments, $7.0 million related to the timing of costs and associated reimbursements related to the relocation of a facility, and a net change of $5.7 million in the incremental costs of obtaining contracts with certain

25	FORM 10-K SONOCO 2018 ANNUAL REPORT

customers. Cash paid for income taxes was $37.8 million lower year over year due primarily to the payment in 2016 of taxes arising from the gain on the sale of the rigid plastics blow molding operations.
Investing activities
Cash used by investing activities was $444.1 million in 2018, compared with $564.6 million in 2017. The decline in year-over-year use of cash is due in part to decreased year-over-year acquisition activity. The Company's various 2018 acquisitions consumed $277.2 million, whereas acquisition spending in 2017 was higher at $383.7 million. Also contributing to the year-over-year decrease in cash used by investing activities is an increase in proceeds from the sale of assets. Proceeds in 2018 totaled $24.3 million and included $17.2 million from the September 2018 sale of equipment relating to a single-customer contract packaging operation near Atlanta, Georgia, less a contract termination fee. Proceeds from disposals in 2017 totaled $5.3 million. Capital spending was $192.6 million in 2018, compared with $188.9 million in 2017, a decrease of $3.7 million. Capital spending is expected to total approximately $205 million in 2019.
Cash used in investing activities was $564.6 million in 2017, compared with $3.1 million in 2016. The higher year-over-year use of cash is due to a net $275.1 million decrease in proceeds from the sale of assets. Proceeds in 2016 included $271.8 million from the November 2016 sale of the Company's rigid plastics blow molding operations, partially offset by cash paid for the disposal of a paper operation in France. Acquisition spending, net of cash acquired, was $295.1 million higher year-over-year as 2017 included the acquisitions of Packing Holdings and Clear Lam, each of which was more meaningful than the acquisition activity in 2016. Capital spending was $188.9 million in 2017, compared with $186.7 million in 2016, an increase of $2.2 million.
Financing activities
Net cash used by financing activities increased $476.9 million year over year as financing activities used $273.7 million of cash in 2018, compared with a provision of cash totaling $203.2 million in 2017. The year-over-year change was driven primarily by lower net borrowings in 2018 compared to 2017. In both years borrowings were used mostly to provide capital for acquisitions; however, 2018 acquisition activity was less than in 2017 and a greater portion of 2018 activity was funded by cash on hand. Outstanding debt was $1,385.2 million at December 31, 2018 compared with at $1,447.3 million at December 31, 2017. Cash dividends increased 5.4% to $161.4 million in 2018 compared to $153.1 million in 2017, reflecting a $0.02 per share increase in the quarterly dividend payment approved by the Board of Directors in April 2018. On December 31, 2018, the Company paid $35.0 million to purchase a joint venture partner's non-controlling interest in an Asian joint venture.
Net cash provided by financing activities totaled $203.2 million in 2017 compared with a use of $315.7 million in 2016, an increased provision of cash of $518.9 million. This increase was driven primarily by increased net borrowings which totaled $355.2 million in 2017 compared to net repayments of $65.1 million in 2016. Additionally, in 2016 the Company used $106.7 million of cash to repurchase 2.2 million shares of the Company's common stock under an announced buy-back program. The Company did not repurchase shares under this program in 2017. Outstanding debt was $1,447.3 million at December 31, 2017 compared with $1,128.4 million at at December 31, 2016. These balances reflect net borrowings of $355.2 million during the 12 months ending December 31, 2017. Cash dividends increased 4.6% to $153.1 million compared to $146.4 million in 2016, reflecting a $0.02 per share increase in the quarterly dividend payment approved by the Board of Directors in April 2017.
Current assets decreased year over year by $44.4 million to $1,519.3 million at December 31, 2018, and current liabilities increased by $83.0 million to $1,083 million, resulting in a decrease in the Company’s current ratio to 1.4 at December 31, 2018 from 1.6 at December 31, 2017. The decrease in current assets was largely due to the use of cash on hand to fund the Conitex acquisition and decreases in working capital both of which were partially offset by an increase from current assets related to acquired businesses. The slight increase in current liabilities was mostly due current liabilities associated with acquired businesses.
Contractual obligations
The following table summarizes contractual obligations at December 31, 2018:

	Payments Due In
($ in millions)	Total	2019	2020-2021	2022-2023	Beyond 2023	Uncertain
Debt obligations	$1,385.2	$195.4	$457.4	$126.0	$606.3	$—
Interest payments[1]	821.7	46.4	90.8	69.3	615.2	—
Operating leases	263.4	$48.2	$74.2	$48.7	$92.3	—
Transition tax under Tax Act[2]	61.8	—	12.9	18.5	30.4	—
Income tax contingencies[3]	15.1	—	—	—	—	15.1
Purchase obligations[4]	164.5	81.1	67.0	16.4	—	—
Total contractual obligations[5]	$2,711.7	$371.1	$702.3	$278.9	$1,344.2	$15.1

[1]	Includes interest payments on outstanding fixed-rate, long-term debt obligations, as well as financing fees on the backstop line of credit.
[2]	The Company recognized a transition tax of $80.6 million on certain accumulated foreign earnings in order to comply with the Tax Act. The liability for this tax is payable in installments through 2025.
[3]	Due to the nature of this obligation, the Company is unable to estimate the timing of the cash outflows. Includes gross unrecognized tax benefits of $14.4 million, plus accrued interest associated with the unrecognized tax benefit of $2.0 million, adjusted for the deferred tax benefit associated with the future deduction of unrecognized tax benefits and the accrued interest of $0.9 million and $0.4 million, respectively.
[4]	Includes only long-term contractual commitments. (Does not include short-term obligations for the purchase of goods and services used in the ordinary course of business.)
[5]	Excludes potential cash funding requirements of the Company’s retirement plans and retiree health and life insurance plans.

26	FORM 10-K SONOCO 2018 ANNUAL REPORT

Capital resources
The Company’s cash balances are held in numerous locations throughout the world. At December 31, 2018 and 2017, approximately $102.3 million and $238.4 million, respectively, of the Company’s reported cash and cash equivalents balances of $120.4 million and $254.9 million, respectively, were held outside of the United States by its foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. As the Company enjoys ample domestic liquidity through a combination of operating cash flow generation and access to bank and capital markets borrowings, we have generally considered our foreign unremitted earnings to be indefinitely invested outside the United States and currently have no plans to repatriate such earnings, other than excess cash balances that can be repatriated at minimal tax cost. Accordingly, as of December 31, 2018, the Company is not providing for taxes on these amounts for financial reporting purposes. Computation of the potential deferred tax liability associated with unremitted earnings deemed to be indefinitely reinvested is not practicable.
The Company’s total debt at December 31, 2018, was $1,385 million, a year-over-year decrease of $62 million driven primarily by the $88 million repayment of the $250 million term loan used to finance the Clear Lam and Packaging Holdings acquisitions which was partially offset by an increase in foreign debt. The Company had $120 million of commercial paper outstanding at December 31, 2018 and $124 million at December 31, 2017.
The Company operates a $350 million commercial paper program, supported by a $500 million five-year revolving credit facility. In July 2017, the Company entered into a new credit agreement with a syndicate of eight banks for that revolving facility, together with a  $250 million five-year term loan. The revolving bank credit facility is committed through July 2022. If circumstances were to prevent the Company from issuing commercial paper, it has the contractual right to draw funds directly on the underlying revolving bank credit facility. Borrowings under the credit agreement may be prepaid at any time at the discretion of the Company and the term loan has amortization payments totaling $12.5 million per year. During 2018, the Company prepaid an additional $75 million of the term loan. On April 12, 2018, the Company entered into a new $100 million, 364-day term loan facility in conjunction with the purchase of Highland Packaging. The Company subsequently repaid this loan in its entirety over the second and third quarters of 2018 using cash generated from operations.
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
The net underfunded position of the Company’s various U.S and international defined benefit pension and postretirement plans was approximately $369 million at the end of 2018. During 2018, the Company contributed approximately $25 million to its benefit plans. The Company anticipates that benefit plan contributions in 2019 will total approximately $31 million. Future funding requirements will depend largely on actual investment returns and future actuarial assumptions. Participation in the U.S. qualified defined benefit pension plan is frozen for salaried and non-union hourly U.S. employees hired on or after January 1, 2004. In February 2009, the plan was further amended to freeze service credit earned effective December 31, 2018. This change is expected to moderately reduce the volatility of long-term funding exposure and expenses.
Total equity increased $42 million during 2018 as net income of $315 million was partially offset by an other comprehensive loss of $77 million, dividends of $163 million, purchase of a noncontrolling interest of $35 million, stock-based compensation of $11 million and share repurchases of $15 million. The primary components of other comprehensive loss were a $55 million translation loss from the impact of a stronger U.S. dollar on the Company’s foreign investments and additional actuarial losses totaling $20 million, net of tax, in the Company’s various defined benefit plans resulting primarily from lower than expected market performance of plan assets in 2018. Total equity increased $175 million during 2017 as net income of $177 million and other comprehensive income totaling $146 million were partially offset by dividends of $155 million, stock-based compensation of $13 million and share repurchases of $6 million. The primary components of other comprehensive gain were an $89 million translation gain from the impact of a weaker U.S. dollar on the Company’s foreign investments and additional actuarial gains totaling $60 million, net of tax, in the Company’s various defined benefit plans resulting primarily from higher than expected market performance of plan assets in 2017.
On February 10, 2016, the Company’s Board of Directors authorized the repurchase of up to 5 million shares of the Company’s common stock. During 2016, a total of 2.03 million shares were repurchased under this authorization at a cost of $100 million. No shares were repurchased under this authorization during 2017 or 2018. Accordingly, at December 31, 2018 a total of 2.97 million shares remain available for repurchase under this authorization.
Although the ultimate determination of whether to pay dividends is within the sole discretion of the Board of Directors, the Company plans to increase dividends as earnings grow. Dividends per common share were $1.62 in 2018, $1.54 in 2017 and $1.46 in 2016. On February 13, 2019, the Company declared a regular quarterly dividend of $0.41 per common share payable on March 8, 2019, to shareholders of record on February 27, 2019.
Off-balance sheet arrangements
The Company had no material off-balance sheet arrangements at December 31, 2018.
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
Prior to July 1, 2015, the Company used Venezuela's official exchange rate to report the results of its operations in Venezuela. As a result of significant inflationary increases, and to avoid distortion of its consolidated results from translation of its Venezuelan operations, effective July 1, 2015, the Company began translating its Venezuelan operating results and all monetary assets and liabilities in Venezuela using an alternative rate (currently known as the DICOM rate). At December 31, 2018, the carrying value of the Company's net investment in its Venezuelan operations was approximately $2.0 million. In addition, at December 31, 2018, the Company's Accumulated Other Comprehensive Loss included

27	FORM 10-K SONOCO 2018 ANNUAL REPORT

a cumulative translation loss of $3.8 million related to its Venezuela operations which would need to be reclassified to net income in the event of a complete exit of the business or a deconsolidation of these operations.
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
At December 31, 2018, the Company had derivative contracts outstanding to hedge the price on a portion of anticipated commodity and energy purchases as well as to hedge certain foreign exchange risks for various periods through December 2019. These contracts included swaps to hedge the purchase price of approximately 7.0 million MMBTUs of natural gas in the U.S. and Canada representing approximately 71% and 31% of anticipated natural gas usage for 2019 and 2020. Additionally, the Company had swap contracts covering 4,082 metric tons of aluminum representing approximately 51% of anticipated usage for 2019. The aluminum hedges relate to fixed-price customer contracts. At December 31, 2018, the Company had a number of foreign currency contracts in place for both designated and undesignated hedges of either anticipated foreign currency denominated transactions or existing financial assets and liabilities. At December 31, 2018, the total notional amount of these contracts, in U.S. dollar terms, was $147 million, of which $65 million related to the Canadian dollar, $40 million to the Mexican peso, $19 million to the Polish Zloty and $23 million to all other currencies.
The total fair market value of the Company's derivatives was a net unfavorable position of $3.1 million and $1.3 million at at December 31, 2018, and December 31, 2017, respectively. Derivatives are marked to fair value using published market prices, if available, or using estimated values based on current price quotes and a discounted cash flow model. See Note 10 to the Consolidated Financial Statements for more information on financial instruments.
The Company is subject to various federal, state and local environmental laws and regulations concerning, among other matters, solid waste disposal, wastewater effluent and air emissions. Although the costs of compliance have not been significant due to the nature of the materials and processes used in manufacturing operations, such laws also make generators of hazardous wastes and their legal successors financially responsible for the cleanup of sites contaminated by those wastes. The Company has been named a potentially responsible party at several environmentally contaminated sites. These regulatory actions and a small number of private party lawsuits are believed to represent the Company’s largest potential environmental liabilities. The Company has accrued $20.1 million at December 31, 2018, compared with $20.3 million at December 31, 2017, with respect to these sites. See “Environmental Charges,” Item 3 – Legal Proceedings and Note 16 to the Consolidated Financial Statements for more information on environmental matters.
Results of operations – 2017 versus 2016
Consolidated net sales for 2017 were $5.0 billion, a $254 million, or 5.3%, increase from 2016. The components of the sales change were:

($ in millions)
Volume/mix	$(19)
Selling price	182
Acquisitions and divestitures, net	69
Foreign currency translation and other, net	22
Total sales increase	$254
Sales volume/mix was essentially flat as organic volume growth and a favorable change in product mix in a number of our businesses mostly offset volume declines in rigid paper containers and automotive components. For the most part, price changes for the Company’s products were driven by changes in the underlying raw materials costs. In 2017, many of the Company's primary raw materials saw increases in their market prices; especially OCC which saw an average increase of more than 50% year over year. This increase most directly affected the Paper and Industrial Converted Products segment while the increase in other raw materials, mainly resins, most directly affected the Consumer Packaging segment. While the full-year average OCC price was up year over year, prices during the year were volatile with periods of sharp increases and decreases resulting in significant margin swings. However, the Company was able to achieve an overall positive price cost relationship. While the Company's 2017 and 2016 acquisitions added more than $259 million to comparable year-over-year sales, the impact was mostly offset by sales decreases of $191 million related to dispositions, the most significant of which was the 2016 sale of the Company's rigid plastics blow molding operations. Finally, foreign exchange rate changes increased year-over-year sales as almost all of the foreign currencies in which the Company conducts business strengthened slightly in relation to the U.S. dollar.
Total domestic sales were $3.3 billion, up 4.9% from 2016 levels. International sales were $1.8 billion, up 6.1% from 2016 with most of the increase driven by growth in the Company's industrial businesses and the impact of foreign currency translation.
Costs and expenses/margins
Cost of sales was up $241.4 million in 2017, or 6.3%, from the prior year primarily due to raw material price increases and additional volume from acquired businesses, net of disposed businesses. Despite the positive price/cost relationship and modest productivity improvements, an unfavorable mix of sales and higher labor and other costs resulted in gross profit margins declining to 19.0% in 2017 from 19.8% in the prior year.
Selling, general and administrative expenses increased $4.8 million, or 0.9%, and were 10.1% of sales compared to 10.5% of sales in 2016. Acquisition-related costs increased $9.2 million from 2016 to $13.8 million. Absent this item, selling, general and administrative expenses were essentially flat year over year.
Restructuring and restructuring-related asset impairment charges totaled $38.4 million and $42.9 million in 2017 and 2016, respectively. Additional information regarding restructuring actions and impairments is provided in Note 5 to the Company’s Consolidated Financial Statements.
GAAP operating profit was 8.2% of sales in 2017 compared to 10.6% in 2016. The largest contributor to this decline was the 2016 gain on the sale of the Company's rigid plastics blow molding business. Base operating profit declined to 9.2% of sales in 2017 compared to 9.4% in 2016. The year-over-year decrease in gross profit margin discussed above contributed to the declines in both GAAP operating profit and Base operating profit.
Non-operating pension costs increased $33.3 million in 2017 to a total of $45.1 million, compared with $11.8 million in 2016. In February 2017, the Company initiated a program to settle a portion of its pension liability related to terminated vested participants in the U.S. qualified retirement plans through either a single, lump-sum payment or the purchase of an annuity. During the course of the program, the Company

28	FORM 10-K SONOCO 2018 ANNUAL REPORT

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

Consolidated operating profits, reported as “Operating profit” on the Consolidated Statements of Income, are comprised of the following:

($ in millions)	2017	2016	% Change
Segment operating profit
Consumer Packaging	$255.8	$245.6	4.2%
Display and Packaging	2.6	14.9	(82.6)%
Paper and Industrial Converted Products	161.6	136.5	18.4%
Protective Solutions	42.4	51.8	(18.1)%
Restructuring/Asset impairment charges	(38.4)	(42.9)	(10.5)%
Acquisition-related costs	(13.8)	(4.6)	200.0%
Other non-operational gains, net	2.3	103.4	(97.8)%
Consolidated operating profits	$412.5	$504.7	(18.3)%

Consumer Packaging

($ in millions)	2017	2016	% Change
Trade sales	$2,123.5	$2,043.1	3.9%
Segment operating profits	255.8	245.6	4.1%
Depreciation, depletion and amortization	98.9	88.9	11.3%
Capital spending	63.6	86.4	(26.3)%
Sales increased year over year due to the March 14, 2017 acquisition of Packaging Holdings, the July 24, 2017 acquisition of Clear Lam and the full year impact of the November 1, 2016 acquisition of PPI. These increases were substantially offset by the reduction in year-over-year sales due to the November 2016 disposition of the Company’s rigid plastic blow molding operations. Higher selling prices in most of the segment’s businesses, driven largely by raw material price increases, were mostly offset by volume declines in Rigid Paper Containers North America and Europe as well as Flexible Packaging. Foreign currency translation added approximately $5 million to segment trade sales year over year due to a weaker U.S. dollar. Domestic sales were approximately $1,461 million, up 6.8%, or $93 million, from 2016, while international sales were approximately $663 million, down 1.9%, or $13 million, from 2016.
Segment operating profits increased by $10.0 million year over year and operating profit margins of 12.0% were unchanged from 2016. The increase in segment operating profits was largely driven by solid gains in manufacturing productivity and the positive impact of the relationship between selling prices and costs. These benefits were partially offset by volume declines in global composite cans and flexible packaging as well as inflation. Material purchasing and logistics savings were key drivers of the positive price/cost relationship. At an operating profit level, the negative impact of divestitures somewhat exceeded the benefit of acquisitions largely due to timing.
Capital spending in the segment included numerous productivity projects and expansion of manufacturing capabilities in North America primarily in flexible packaging and plastics, and expansion of manufacturing capabilities in Europe in rigid paper containers.
Display and Packaging

($ in millions)	2017	2016	% Change
Trade sales	$508.2	$520.4	(2.3)%
Segment operating profits	2.6	14.9	(82.4)%
Depreciation, depletion and amortization	17.1	16.7	2.2%
Capital spending	23.9	11.5	107.1%
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

29	FORM 10-K SONOCO 2018 ANNUAL REPORT

Paper and Industrial Converted Products

($ in millions)	2017	2016	% Change
Trade sales	$1,866.2	$1,693.5	10.2%
Segment operating profits	161.6	136.5	18.4%
Depreciation, depletion and amortization	74.9	74.7	0.1%
Capital spending	61.4	60.6	1.4%
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
Protective Solutions

($ in millions)	2017	2016	% Change
Trade sales	$538.8	$525.9	2.4%
Segment operating profits	42.4	51.8	(18.2)%
Depreciation, depletion and amortization	26.8	24.8	7.9%
Capital spending	19.0	12.9	48.0%

Sales increased year over year due to the acquisitions of Laminar Medica and AAR Corporation, each of which was acquired in the second half of 2016. Higher sales prices were offset by volume declines, mostly in automotive components.
Segment operating profit decreased year over year due to volume declines and associated productivity losses. A negative price/cost relationship and increases in labor, overhead and other costs also negatively impacted profits year over year.
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
Business Combinations
The Company’s acquisitions of businesses are accounted for in accordance with ASC 805, "Business Combinations." The Company recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquired business at their fair values as of the date of acquisition. Goodwill is measured as the excess of consideration transferred, also measured at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities including those related to debt, pensions and other postretirement plans, uncertain tax positions, contingent consideration and contingencies. This method also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations.
Significant estimates and assumptions in estimating the fair value of acquired customer relationships, technology, and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated

30	FORM 10-K SONOCO 2018 ANNUAL REPORT

projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be increased or decreased, or the acquired asset could be impaired.
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
In considering the level of uncertainty regarding the potential for goodwill impairment, management has concluded that any such impairment would, in most cases, likely be the result of adverse changes in more than one assumption. Management considers the assumptions used to be its best estimates across a range of possible outcomes based on available evidence at the time of the assessment. Other than in Display and Packaging, which is discussed below, there is no specific singular event or single change in circumstances management has identified that it believes could reasonably result in a change to expected future results in any of its reporting units sufficient to result in goodwill impairment. In management’s opinion, a change of such magnitude would more likely be the result of changes to some combination of the factors identified above, a general deterioration in competitive position, introduction of a superior technology, significant unexpected changes in customer preferences, an inability to pass through significant raw material cost increases, and other such items as identified in "Item 1A. Risk Factors" on pages 8-14 of the Company's 2018 Annual Report on Form 10-K.
Although no reporting units failed the annual impairment test noted above, in management’s opinion, the goodwill of the Display and Packaging reporting unit is at risk of impairment in the near term if operating performance does not improve in line with management's expectations, or if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate. The Display and Packaging reporting unit designs, manufactures, assembles, packs and distributes temporary, semi-permanent and permanent point-of-purchase displays; provides supply chain management services, including contract packing, fulfillment and scalable service centers; and manufactures retail packaging, including printed backer cards, thermoformed blisters and heat sealing equipment. The current goodwill impairment analysis incorporates management's expectations for moderate sales growth and mild improvements to profit margin percentages which reflects the estimated benefits of future productivity initiatives. A large portion of expected sales in this reporting unit is concentrated in several major customers and if the business with any of these customers is lost or significantly declines, or other projected synergies and productivity gains are not realized, a goodwill impairment charge could be incurred. Total goodwill associated with this reporting unit was approximately $203 million at December 31, 2018. Based on the latest annual impairment test, the estimated fair value of the Display and Packaging reporting unit is approximately equal to its carrying value.
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
During the time subsequent to the annual evaluation, and at December 31, 2018, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management’s opinion that no such events have occurred.

31	FORM 10-K SONOCO 2018 ANNUAL REPORT

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
Stock-based compensation plans
The Company utilizes share-based compensation in the form of stock appreciation rights, restricted stock units and other share-based awards. Certain awards are in the form of contingent stock units where the ultimate number of units are performance based. The amount of share-based compensation expense associated with these performance-based awards are based on estimates regarding future performance using measures defined in the plans. In 2018, the performance measures consisted of Earnings per Share and Return on Net Assets Employed. Changes in estimates regarding the future achievement of these performance measures may result in significant fluctuations from period to period in the amount of share-based compensation expense reflected in the Company’s Consolidated Financial Statements.
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
Pension and postretirement benefit plans
The Company has significant pension and postretirement benefit liabilities and costs that are measured using actuarial valuations. The actuarial valuations employ key assumptions that can have a significant effect on the calculated amounts. The key assumptions used at December 31, 2018, in determining the projected benefit obligation and the accumulated benefit obligation for U.S. retirement and retiree health and life insurance plans include: discount rates of 4.34% and 4.14% for the active and inactive qualified retirement plans, respectively, 4.16% for the non-qualified retirement plans, and 4.02% for the retiree health and life insurance plan. The rate of compensation increase for the retiree health and life insurance plan was 3.06%. The key assumptions used to determine 2018 net periodic benefit cost for U.S. retirement and retiree health and life insurance plans include: discount rates of 3.69% and 3.49% for the active and inactive qualified retirement plans, respectively, 3.50% for the non-qualified retirement plans, and 3.36% for the retiree health and life insurance plan; an expected long-term rate of return on plan assets of 7.00% and 6.75% for the active and inactive qualified retirement plans, respectively; and rates of compensation increases ranging from 3.28% to 4.02%.
During 2018, the Company recorded total pension and postretirement benefit expenses of approximately $34.9 million, compared with $78.5 million during 2017. The 2018 amount reflects $92.2 million of expected returns on plan assets at an average assumed rate of 6.38% and interest cost of $55.4 million at a weighted-average discount rate of 3.43%. The 2017 amount reflects $82.8 million of expected returns on plan assets at an average assumed rate of 6.3% and interest cost of $56.3 million at a weighted-average discount rate of 3.34%. The expense recognized in 2017 also includes $32.8 million of pension settlement charges, which are discussed in more detail below. During 2018, the Company made contributions to its pension and postretirement plans of $25.4 million. In the prior year, the Company made contributions to its pension and postretirement plans totaling $108.6 million, including a voluntary $50 million contribution to its U.S. active qualified retirement plan. Contributions vary from year to year depending on various factors, the most significant being the market value of assets and interest rates. Cumulative net actuarial losses were approximately $639 million at December 31, 2018, and are primarily the result of low discount rates. Actuarial losses/gains outside of the 10% corridor defined by U.S. GAAP are amortized over the average remaining service life of the plan’s active participants or the average remaining life expectancy of the plan’s inactive participants if all, or almost all, of the plan’s participants are inactive.

32	FORM 10-K SONOCO 2018 ANNUAL REPORT

In February 2017, the Company initiated a program to settle a portion of the projected benefit obligation (PBO) relating to terminated vested participants in the U.S. qualified retirement plans through either a single, lump-sum payment or the purchase of an annuity. The terminated vested population comprised approximately 15% of the beginning of year PBO of these plans. The Company successfully settled approximately 47% of the PBO for the terminated vested plan participants. As a result of these and other smaller settlements, the Company recognized non-cash settlement charges of $32.8 million in 2017. All settlement payments were funded from plan assets and did not require the Company to make any additional cash contributions in 2017. The Company recognized settlement charges of $0.7 million in 2018 primarily resulting from payments made to certain participants of the Company's Canadian pension plan who elected a lump sum distribution upon retirement. The Company does not expect to recognize any additional settlement charges in 2019.
The Company projects total benefit plan expense to be approximately $16 million higher in 2019 than in 2018. The increase is primarily due to lower expected returns on plan assets due to a lower asset base resulting from the weak market performance in 2018 and a 25 basis point reduction in the Company's expected long-term rate of return assumption. Partially offsetting this unfavorable impact, is the impact of higher discount rates on year-over-year benefit plan expense.
Plan benefits under the U.S. qualified retirement plan were frozen effective December 31, 2018 for all active, non-union participants. As of January 1, 2019, these participants became eligible for annual contributions under a noncontributory defined contribution program called the "Sonoco Retirement Contribution."
The Company adjusts its discount rates at the end of each fiscal year based on yield curves of high-quality debt instruments over durations that match the expected benefit payouts of each plan. The expected rate of return assumption is derived by taking into consideration the targeted plan asset allocation, projected future returns by asset class and active investment management. A third-party asset return model was used to develop an expected range of returns on plan investments over a 12- to 15-year period, with the expected rate of return selected from a best estimate range within the total range of projected results. The Company periodically re-balances its plan asset portfolio in order to maintain the targeted allocation levels. The rate of compensation increase assumption is generally based on salary and incentive compensation increases. A key assumption for the U.S. retiree health and life insurance plan is a medical cost trend rate beginning at 6.5% for post-age 65 participants and trending down to an ultimate rate of 4.5% in 2026. The ultimate trend rate of 4.5% represents the Company’s best estimate of the long-term average annual medical cost increase over the duration of the plan’s liabilities. It provides for real growth in medical costs in excess of the overall inflation level.
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

The sensitivity to changes in the critical assumptions for the Company’s U.S. plans as of December 31, 2018, is as follows:

Assumption ($ in millions)	Percentage Point Change	Projected Benefit Obligation Higher/(Lower)	Annual Expense Higher/ (Lower)
Discount rate	-.25 pts	$39.8	$3.4
Expected return on assets	-.25 pts	N/A	$2.8
See Note 13 to the Consolidated Financial Statements for additional information on the Company’s pension and postretirement plans.
Recent accounting pronouncements
Information regarding recent accounting pronouncements is provided in Note 2 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Item 7A. Quantitative and qualitative disclosures about market risk
Information regarding market risk is provided in this Annual Report on Form 10-K under the following items and captions: “Our international operations subject us to various risks that could adversely affect our business operations and financial results” and “Currency exchange rate fluctuations may reduce operating results and shareholders' equity” in Item 1A-Risk Factors; “Risk Management” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; and in Note 10 to the Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data.
Item 8. Financial statements and supplementary data
The Consolidated Financial Statements and Notes to the Consolidated Financial Statements are provided on pages F-1 through F-44 of this report. Selected quarterly financial data is provided in Note 18 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

33	FORM 10-K SONOCO 2018 ANNUAL REPORT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of Sonoco Products Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Sonoco Products Company and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in total equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Highland Packaging Solutions (“Highland”), Conitex Sonoco (BVI), Ltd. (“Conitex Sonoco”) and Compositub from its assessment of internal control over financial reporting as of December 31, 2018 because they were acquired by the Company in purchase business combinations during 2018. We have also excluded Highland, Conitex Sonoco and Compositub from our audit of internal control over financial reporting. Highland, Conitex Sonoco and Compositub are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 6.2% and 2.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.
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

[PricewaterhouseCoopers LLP (signed)]
Charlotte, North Carolina
February 28, 2019

We have served as the Company’s auditor since 1967.

F 1	FORM 10-K SONOCO 2018 ANNUAL REPORT

CONSOLIDATED BALANCE SHEETS
Sonoco Products Company

(Dollars and shares in thousands) At December 31	2018	2017
Assets
Current Assets
Cash and cash equivalents	$120,389	$254,912
Trade accounts receivable, net of allowances of $11,692 in 2018 and $9,913 in 2017	737,420	725,251
Other receivables	111,915	64,561
Inventories
Finished and in process	174,115	196,204
Materials and supplies	319,649	277,859
Prepaid expenses	55,784	44,849
	1,519,272	1,563,636
Property, Plant and Equipment, Net	1,233,821	1,169,377
Goodwill	1,309,167	1,241,875
Other Intangible Assets, Net	352,037	331,295
Long-term Deferred Income Taxes	47,297	62,053
Other Assets	121,871	189,485
Total Assets	$4,583,465	$4,557,721
Liabilities and Equity
Current Liabilities
Payable to suppliers	$556,011	$548,309
Accrued expenses and other	237,197	217,018
Accrued wages and other compensation	85,761	66,337
Notes payable and current portion of long-term debt	195,445	159,327
Accrued taxes	8,516	8,979
	1,082,930	999,970
Long-term Debt	1,189,717	1,288,002
Pension and Other Postretirement Benefits	374,419	355,187
Deferred Income Taxes	64,273	74,073
Other Liabilities	99,848	110,429
Commitments and Contingencies
Sonoco Shareholders’ Equity
Serial preferred stock, no par value
Authorized 30,000 shares
0 shares issued and outstanding as of December 31, 2018 and 2017
Common shares, no par value
Authorized 300,000 shares
99,829 and 99,414 shares issued and outstanding at December 31, 2018 and 2017, respectively	7,175	7,175
Capital in excess of stated value	304,709	330,157
Accumulated other comprehensive loss	(740,913)	(666,272)
Retained earnings	2,188,115	2,036,006
Total Sonoco Shareholders’ Equity	1,759,086	1,707,066
Noncontrolling Interests	13,192	22,994
Total Equity	1,772,278	1,730,060
Total Liabilities and Equity	$4,583,465	$4,557,721
The Notes beginning on page F-6 are an integral part of these financial statements.

F 2	FORM 10-K SONOCO 2018 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF INCOME
Sonoco Products Company

(Dollars and shares in thousands except per share data) Years ended December 31	2018	2017	2016
Net sales	$5,390,938	$5,036,650	$4,782,877
Cost of sales	4,349,932	4,077,998	3,836,594
Gross profit	1,041,006	958,652	946,283
Selling, general and administrative expenses	563,306	507,824	503,049
Restructuring/Asset impairment charges	40,071	38,419	42,883
Gain on disposition of business, net	—	—	104,292
Operating profit	437,629	412,409	504,643
Non-operating pension costs	941	45,110	11,809
Interest expense	63,147	57,220	54,170
Interest income	4,990	4,475	2,613
Income before income taxes	378,531	314,554	441,277
Provision for income taxes	75,008	146,589	164,631
Income before equity in earnings of affiliates	303,523	167,965	276,646
Equity in earnings of affiliates, net of tax	11,216	9,482	11,235
Net income	314,739	177,447	287,881
Net (income) attributable to noncontrolling interests	(1,179)	(2,102)	(1,447)
Net income attributable to Sonoco	$313,560	$175,345	$286,434
Weighted average common shares outstanding:
Basic	100,539	100,237	101,093
Assuming exercise of awards	477	615	689
Diluted	101,016	100,852	101,782
Per common share
Net income attributable to Sonoco:
Basic	$3.12	$1.75	$2.83
Diluted	$3.10	$1.74	$2.81

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Sonoco Products Company

(Dollars in thousands) Years ended December 31	2018	2017	2016
Net income	$314,739	$177,447	$287,881
Other comprehensive income/(loss):
Foreign currency translation adjustments	(54,763)	89,108	(32,405)
Changes in defined benefit plans, net of tax	(20,244)	59,924	(9,577)
Change in derivative financial instruments, net of tax	(1,614)	(2,580)	7,091
Other comprehensive income/(loss)	(76,621)	146,452	(34,891)
Comprehensive income/(loss)	238,118	323,899	252,990
Net (income) attributable to noncontrolling interests	(1,179)	(2,102)	(1,447)
Other comprehensive loss/(income) attributable to noncontrolling interests	2,156	(1,105)	(956)
Comprehensive income attributable to Sonoco	$239,095	$320,692	$250,587
The Notes beginning on page F-6 are an integral part of these financial statements.

F 3	FORM 10-K SONOCO 2018 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY
Sonoco Products Company

(Dollars and shares in thousands)	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Non- controlling Interests
		Outstanding	Amount
January 1, 2016	$1,532,873	100,944	$7,175	$404,460	$(702,533)	$1,803,827	$19,944
Net income	287,881					286,434	1,447
Other comprehensive income/(loss):
Translation loss	(32,405)				(33,361)		956
Defined benefit plan adjustment[1]	(9,577)				(9,577)
Derivative financial instruments[1]	7,091				7,091
Other comprehensive loss	(34,891)				(35,847)		956
Dividends	(147,748)					(147,748)
Issuance of stock awards	4,040	428		4,040
Shares repurchased	(106,739)	(2,179)		(106,739)
Stock-based compensation	19,289			19,289
December 31, 2016	$1,554,705	99,193	$7,175	$321,050	$(738,380)	$1,942,513	$22,347
Net income	177,447					175,345	2,102
Other comprehensive income/(loss):
Translation gain	89,108				88,003		1,105
Defined benefit plan adjustment[1]	59,924				59,924
Derivative financial instruments[1]	(2,580)				(2,580)
Other comprehensive income	146,452				145,347		1,105
Dividends	(154,773)					(154,773)
Issuance of stock awards	1,636	341		1,636
Shares repurchased	(6,335)	(120)		(6,335)
Stock-based compensation	13,488			13,488
Impact of new accounting pronouncements	—			318	(73,239)	72,921
Noncontrolling interest from acquisition	(2,560)						(2,560)
December 31, 2017	$1,730,060	99,414	7,175	330,157	(666,272)	2,036,006	22,994
Net income	314,739					313,560	1,179
Other comprehensive income/(loss):
Translation loss	(54,763)				(52,607)		(2,156)
Defined benefit plan adjustment[1]	(20,244)				(20,244)
Derivative financial instruments[1]	(1,614)				(1,614)
Other comprehensive loss	(76,621)				(74,465)		(2,156)
Dividends	(163,348)					(163,348)
Issuance of stock awards	1,688	682		1,688
Shares repurchased	(14,561)	(267)		(14,561)
Stock-based compensation	10,730			10,730
Impact of new accounting pronouncements	1,721				(176)	1,897
Purchase of Sonoco Asia noncontrolling interest	(35,000)			(23,305)			(11,695)
Noncontrolling interest from acquisition	2,870			—			2,870
December 31, 2018	$1,772,278	99,829	$7,175	$304,709	$(740,913)	$2,188,115	$13,192

[1]	net of tax
The Notes beginning on page F-6 are an integral part of these financial statements.

F 4	FORM 10-K SONOCO 2018 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF CASH FLOWS
Sonoco Products Company

(Dollars in thousands) Years ended December 31	2018	2017	2016
Cash Flows from Operating Activities
Net income	$314,739	$177,447	$287,881
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	5,794	20,017	7,122
Depreciation, depletion and amortization	236,245	217,625	205,182
Loss on adjustment of Fox River environmental reserves	—	—	850
Share-based compensation expense	10,730	13,488	19,289
Equity in earnings of affiliates	(11,216)	(9,482)	(11,235)
Cash dividends from affiliated companies	7,570	6,967	10,231
Loss on remeasurement of previously held interest in Conitex Sonoco	4,784	—	—
Loss on disposition of assets, net	8,635	2,039	14,173
Gain on disposition of business	—	—	(108,699)
Pension and postretirement plan expense	34,885	78,506	45,281
Pension and postretirement plan contributions	(25,373)	(108,579)	(46,716)
Tax effect of share-based compensation exercises	—	—	2,654
Excess tax benefit of share-based compensation	—	—	(2,695)
Net (decrease)/increase in deferred taxes	(9,420)	(20,553)	2,591
Change in assets and liabilities, net of effects from acquisitions, dispositions and foreign currency adjustments
Trade accounts receivable	38,193	(43,773)	(44,672)
Inventories	(6,150)	(16,067)	(11,515)
Payable to suppliers	(4,380)	4,226	5,550
Prepaid expenses	(5,093)	(110)	5,125
Accrued expenses	19,153	(14,606)	(11,742)
Income taxes payable and other income tax items	(19,014)	70,180	21,913
Fox River environmental reserves	—	—	(1,043)
Other assets and liabilities	(10,184)	(29,071)	9,154
Net cash provided by operating activities	589,898	348,254	398,679
Cash Flows from Investing Activities
Purchase of property, plant and equipment	(192,574)	(188,913)	(186,741)
Cost of acquisitions, net of cash acquired	(277,177)	(383,725)	(88,632)
Cash paid for disposition of assets	—	—	(8,436)
Proceeds from the sale of assets	24,288	5,271	280,373
Other	1,335	2,791	294
Net cash used by investing activities	(444,128)	(564,576)	(3,142)
Cash Flows from Financing Activities
Proceeds from issuance of debt	226,885	448,511	241,180
Principal repayment of debt	(281,262)	(217,320)	(306,305)
Net increase/(decrease) in commercial paper borrowings	(4,000)	124,000	—
Net increase/(decrease) in outstanding checks	(4,282)	7,518	(163)
Cash dividends – common	(161,434)	(153,137)	(146,364)
Excess tax benefit of share-based compensation	—	—	2,695
Purchase of Sonoco Asia noncontrolling interest	(35,000)	—	—
Shares acquired	(14,561)	(6,335)	(106,739)
Net cash provided/(used) by financing activities	(273,654)	203,237	(315,696)
Effects of Exchange Rate Changes on Cash	(6,639)	10,771	(5,049)
(Decrease)/Increase in Cash and Cash Equivalents	(134,523)	(2,314)	74,792
Cash and cash equivalents at beginning of year	254,912	257,226	182,434
Cash and cash equivalents at end of year	$120,389	$254,912	$257,226
Supplemental Cash Flow Disclosures
Interest paid, net of amounts capitalized	$63,147	$57,170	$53,411
Income taxes paid, net of refunds	$103,442	$96,962	$134,777
The Notes beginning on page F-6 are an integral part of these financial statements.

F 5	FORM 10-K SONOCO 2018 ANNUAL REPORT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Sonoco Products Company (dollars in thousands except per share data)

1. Summary of significant accounting policies
Basis of presentation
The Consolidated Financial Statements include the accounts of Sonoco Products Company and its majority-owned subsidiaries (the “Company” or “Sonoco”) after elimination of intercompany accounts and transactions.
Investments in affiliated companies in which the Company shares control over the financial and operating decisions, but in which the Company is not the primary beneficiary, are accounted for by the equity method of accounting. Income applicable to these equity investments is reflected in “Equity in earnings of affiliates, net of tax” in the Consolidated Statements of Income. The aggregate carrying value of equity investments is reported in “Other Assets” in the Company’s Consolidated Balance Sheets and totaled  $55,516 and $107,722 at December 31, 2018 and 2017, respectively. The year-over-year reduction is primarily the result of the Company's October 1, 2018, acquisition of the remaining 70% interest in Conitex Sonoco (BVI), Ltd. (see Note 4 for additional information).
Affiliated companies over which the Company exercised a significant influence at December 31, 2018, included:

Entity	Ownership Interest Percentage at December 31, 2018
RTS Packaging JVCO	35.0%
Cascades Conversion, Inc.	50.0%
Cascades Sonoco, Inc.	50.0%
Showa Products Company Ltd.	20.0%
Papertech Energía, S.L.	25.0%
Weidenhammer New Packaging, LLC	40.0%
Also included in the investment totals above is the Company’s 19.5% ownership in a small tubes and cores business in Chile and its 12.19% ownership in a small paper recycling business in Finland. These investments are accounted for under the cost method as the Company does not have the ability to exercise significant influence over them.
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
Revenue recognition
Beginning in 2018, the Company records revenue when control is transferred to the customer, which is either upon shipment or over time in cases where the Company is entitled to payment with margin for products produced that are customer specific without alternative use. The Company recognizes over time revenue under the input method as goods are produced. Revenue that is recognized at a point in time is recognized when the customer obtains control of the goods. Customers obtain control either when goods are delivered to the customer facility, if the Company is responsible for arranging transportation, or when picked up by the customer's designated carrier. The Company commonly enters into Master Supply Arrangements (MSA) with customers to provide goods and/or services over specific time periods. Customers submit purchase orders with quantities and prices to create a contract for accounting purposes. Shipping and handling expenses are considered a fulfillment cost, and included in "Cost of Sales," and freight charged to customers is included in "Net Sales" in the Company's Consolidated Statements of Income.
Prior to 2018, the Company recorded revenue when title and risk of ownership passed to the customer, and when persuasive evidence of an arrangement existed, delivery had occurred or services had been rendered, the sales price to the customer was fixed or determinable and when collectibility was reasonably assured. Certain judgments, such as provisions for estimates of sales returns and allowances, were required in the application of the Company’s revenue policy and, therefore, were included in the results of operations in its Consolidated Financial Statements. Shipping and handling expenses were included in “Cost of sales,” and freight charged to customers was included in “Net sales” in the Company’s Consolidated Statements of Income for the years ended December 31, 2017 and 2016.
The Company has rebate agreements with certain customers. These rebates are recorded as reductions of sales and are accrued using sales data and rebate percentages specific to each customer agreement. Accrued customer rebates are included in "Accrued expenses and other" in the Company's Consolidated Balance Sheets.
Payment terms under the Company's arrangements are short term in nature, generally no longer than 120 days. The Company does provide prompt payment discounts to certain customers if invoices are paid within a predetermined period. Prompt payment discounts are treated as a reduction of revenue and are determinable within a short period after the originating sale.
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
Sales to the Company’s largest customer accounted for approximately 4% of the Company’s net sales in 2018, 4% in 2017 and 5% in 2016, primarily in the Display and Packaging and Consumer Packaging segments. Receivables from this customer accounted for approximately 4% of

F 6	FORM 10-K SONOCO 2018 ANNUAL REPORT

the Company’s total trade accounts receivable at December 31, 2018 and 4% at December 31, 2017. The Company’s next largest customer comprised approximately 4% of the Company’s net sales in 2018, 3% in 2017 and 4% in 2016.
Certain of the Company’s customers sponsor and actively promote multi-vendor supply chain finance arrangements and, in a limited number of cases, the Company has agreed to participate.  Accordingly, approximately 9% and 7% of consolidated annual sales were settled under these arrangements in 2018 and 2017, respectively.
Research and development
Research and development costs are charged to expense as incurred and include salaries and other directly related expenses. Research and development costs totaling approximately $23,200 in 2018, $21,000 in 2017 and $22,500 in 2016 are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.
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
The LIFO method of accounting was used to determine the carrying costs of approximately 14% and 14% of total inventories at December 31, 2018 and 2017, respectively. The remaining inventories are determined on the first-in, first-out (FIFO) method.
If the FIFO method of accounting had been used for all inventories, total inventory would have been higher by $18,854 and $17,632 at December 31, 2018 and 2017, respectively.
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
Goodwill and other intangible assets
The Company assesses its goodwill for impairment annually and from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. In performing the impairment test, the Company compares the fair value of the reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  This quantitative test considers factors such as the amount by which estimated fair value exceeds current carrying value, current year operating performance as compared to prior projections, and implied fair values from comparable trading and transaction multiples.
Calculated reporting unit estimated fair values reflect a number of significant management assumptions and estimates including the Company's forecast of sales volumes and prices, profit margins, income taxes, capital expenditures and changes in working capital requirements. Changes in these assumptions and/or discount rates could materially impact the estimated fair values.
When the Company estimates the fair value of a reporting unit, it does so using a discounted cash flow model based on projections of future years' operating results and associated cash flows, corroborated by comparable trading and transaction multiples. The Company's projections incorporate management's best estimates of the expected future results, which include expectations related to new and retained business and future operating margins. Projected future cash flows are then discounted to present value using a discount rate management believes is commensurate with the risks inherent in the cash flows.
If the fair value of a reporting unit exceeds the carrying value of the reporting unit’s assets, including goodwill, there is no impairment. If not, and the carrying value of the reporting unit’s goodwill exceeds the fair value of that goodwill, an impairment charge is recognized for the excess. Goodwill is not amortized.
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
The Company recognizes liabilities for uncertain income tax positions based on our estimate of whether it is more likely than not that additional taxes will be required and we report related interest and penalties as income taxes.
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

F 7	FORM 10-K SONOCO 2018 ANNUAL REPORT

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
Business combinations
 The Company’s acquisitions of businesses are accounted for in accordance with ASC 805, "Business Combinations." The Company recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquired business at their fair values as of the date of acquisition. Goodwill is measured as the excess of consideration transferred, also measured at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities including those related to debt, pensions and other postretirement plans, uncertain tax positions, contingent consideration and contingencies. This method also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations.
Significant estimates and assumptions in estimating the fair value of acquired customer relationships, technology, and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be increased or decreased, or the acquired asset could be impaired.
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
2. New accounting pronouncements
In December 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU")  2018-16 "Derivatives and Hedging: Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes," which allows the use of the SOFR and OIS rate as benchmark rates after the Federal Reserve started publishing such daily rate on April 3, 2018. This update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The adoption is not expected to have a material effect on the consolidated financial statements.
In August 2018, FASB issued ASU 2018-15, "Intangibles - Goodwill and Other Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract," which provides guidance on capitalizing implementation cost associated with arrangements that contain a license. The Company adopted this ASU using the prospective method effective October 1, 2018. The adoption of the standard did not have a material effect on the Company's consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This update is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company elected to early adopt this standard in the fourth quarter of 2017 using specific identification, and as a result reclassified $73,239 from "Accumulated other comprehensive income" to "Retained earnings." This reclassification related only to the change in the statutory tax rate and affected only the Company's Consolidated Balance Sheet at December 31, 2017, and Consolidated Statement of Changes in Total Equity for the year ended December 31, 2017.
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities," which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The update to the standard is effective for periods beginning after December 15, 2018, with early adoption permitted in any interim period after issuance of this update. The Company implemented this ASU effective January 1, 2018, and recorded a cumulative adjustment to retained earnings of $176 as of that date in order to remove previously recognized ineffectiveness losses on contracts outstanding as of the date of adoption
In May 2017, the FASB issued ASU 2017-09, "Scope of Modification Accounting," which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. Under the new guidance, modification accounting to a share-based payment award will not be applied if all of the following are the same immediately before and after the change: the award's fair value (or calculated value or intrinsic value, if those measurement methods are used); the award's vesting conditions; and the award's classification as an equity or liability instrument. While the new guidance does not change the accounting for modifications, it is intended to reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. This update is effective for annual periods, beginning after December 31, 2017, with early adoption permitted in any interim period after issuance of this update. The Company elected to early adopt the standard in the fourth quarter 2017. The adoption did not have a material effect on the consolidated financial statements.
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

F 8	FORM 10-K SONOCO 2018 ANNUAL REPORT

and outside a subtotal of income from operations, if one is presented, or disclosed. This update also allows only the service cost component to be eligible for capitalization when applicable and is effective for periods beginning after December 15, 2017. The amendments are to be applied retrospectively for the presentation of the components of net benefit cost in the income statement and prospectively for the capitalization of the service cost component. The Company implemented this ASU effective January 1, 2018, modifying its income statement presentation of the components of net benefit cost accordingly, including the retrospective application to previously reported results. As a result of the retrospective application, the amounts previously reported in "Cost of sales" and "Selling, general and administrative expenses" for the year ended December 31, 2017, were reduced by $9,262 and $35,848, respectively, and "Operating profit" increased by $45,110, in order to conform to the current presentation. The comparable changes for the year ended December 31, 2016, were $8,857, $2,952, and $11,809, for "Cost of sales," "Selling, general and administrative expenses," and "Operating profit," respectively. No change was required to the Company's policy regarding the capitalization of such costs.
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
In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory," which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset upon transfer of an asset other than inventory, eliminating the current recognition exception. Prior to this ASU, GAAP prohibited the recognition of current and deferred income taxes for intra-entity asset transfers until the asset was sold to an outside party. The recognition prohibition was an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. This guidance became effective for the Company on January 1, 2018, and did not have a material effect on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments," providing clarification on eight cash flow classification issues, including 1) debt prepayment or debt extinguishment costs, 2) settlement of relatively insignificant debt instruments, 3) contingent consideration payments, 4) insurance claim settlements, 5) life insurance settlements, 6) distributions received from equity method investees, 7) beneficial interests in securitization transactions, and 8) separately identifiable cash flows. This guidance, which applies to both interim and annual periods, became effective for the Company on January 1, 2018. As a result of the retrospective application, insurance proceeds totaling $1,104 received during the year ended December 31, 2017 that were previously reported in "Cash Flows from Operating Activities" were reclassified to "Cash Flows from Investing Activities." Otherwise, adoption of the standard did not have a material effect on the Company's consolidated financial statements, as the Company either did not realize any cash flows from these types of activities, such amounts were immaterial, or the prescribed guidance did not differ from its current practice.
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
In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). This standard requires lessees to record right of use (“ROU”) assets and liabilities on the balance sheet for all leases with terms longer than 12 months and to disclose key information about leasing arrangements to increase transparency and comparability among organizations. Long-term leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company plans to adopt ASU 2016-02 as of January 1, 2019, using the modified retrospective optional approach prescribed by ASU 2018-11, which allows for comparative periods to continue to be presented as previously reported under the previous accounting standard (ASC 840). The Company will elect the package of practical expedients permitted under the transition guidance within the new standard upon adoption and will make an accounting policy election to keep leases with a term of 12 months or less off of the balance sheet in accordance with ASU 2016-02’s short-term lease exemption provision. The Company is also electing the hindsight practical expedient to determine the reasonably certain lease term for existing leases and will elect to combine lease and non-lease components. In preparation for adoption of this ASU, the Company has begun implementing internal controls and key system functionality to enable the preparation of compliant financial information. The adoption of ASU 2016-02 will have a material impact on the Company's Consolidated Balance Sheet as it is expected to add additional ROU assets and liabilities of between $325,000 and $350,000 as of January 1, 2019. The Company does not believe that ASU 2016-02 will have a material effect on its Consolidated Statements of Income. The adoption of ASU 2016-02 requires certain changes to the presentation of cash flows, but the Company does not believe it will have a notable impact on the Company’s liquidity. Additionally, the Company does not believe that ASU 2016-02 will have an impact on compliance with debt covenants under its current agreements.
In May 2014, the FASB issued ASU 2014-09, "Revenue From Contracts With Customers," which changes the definitions/criteria used to determine when revenue should be recognized from being based on risks and rewards to being based on control. Among other changes, ASU 2014-09 changes the manner in which variable consideration is recognized,requires recognition of the time value of money when payment terms exceed one year, provides clarification on accounting for contract costs, and expands disclosure requirements. The Company adopted ASU 2014-09 in the first quarter of 2018 following the modified retrospective transition method and, as such, recorded a cumulative adjustment of  $1,721 to beginning retained earnings for the period. The most significant impacts to the Company's financial statements from the adoption of this ASU are the acceleration of revenue recognition compared to prior standards for arrangements under which the Company is producing customer-specific products without alternative use and would be entitled to payment for work completed, including a reasonable margin, and the recognition of material customer contract rights for certain agreed-upon future price concessions.
Other than the pronouncements discussed above, there have been no other newly issued nor newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements. Further, at December 31, 2018, there were no other pronouncements pending adoption that are expected to have a material impact on the Company’s consolidated financial statements.

F 9	FORM 10-K SONOCO 2018 ANNUAL REPORT

3. Changes in accounting policy
Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these consolidated financial statements.
The Company adopted ASC 606, "Revenue from Contracts with Customers," effective January 1, 2018. As a result, the Company has changed its accounting policy for revenue recognition as detailed in Note 15.
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

	December 31, 2017 As Reported	Adjustments	January 1, 2018 Adjusted
Assets
Current Assets
Trade accounts receivable, net of allowances	$725,251	$3,636	$728,887
Other receivables	64,561	41,351	105,912
Inventories:
Finished and in process	196,204	(37,447)	158,757
Total Assets	4,557,721	7,540	4,565,261
Liabilities and Equity
Current Liabilities
Accrued expenses and other	283,355	5,215	288,570

Deferred Income Taxes	74,073	604	74,677
Sonoco Shareholders’ Equity
Retained earnings	2,036,006	1,721	2,037,727
Total Sonoco Shareholders’ Equity	1,707,066	1,721	1,708,787
Total Equity	1,730,060	1,721	1,731,781
Total Liabilities and Equity	$4,557,721	$7,540	$4,565,261

The following table summarizes the impact of the adoption of ASC 606 on the Company's Consolidated Balance Sheet as of December 31, 2018:

	December 31, 2018 As Reported	Adjustments	Balances without adoption of ASC 606
Assets
Current Assets
Trade accounts receivable, net of allowances	$737,420	$(2,913)	$734,507
Other receivables	111,915	(42,739)	69,176
Inventories:
Finished and in process	174,115	38,000	212,115
Long-term Deferred Income Taxes	47,297	362	47,659
Total Assets	4,583,465	(7,290)	4,576,175
Liabilities and Equity
Current Liabilities
Accrued expenses and other	237,197	(6,258)	230,939

Sonoco Shareholders’ Equity
Retained earnings	2,188,115	(1,032)	2,187,083
Total Sonoco Shareholders’ Equity	1,759,086	(1,032)	1,758,054
Total Equity	1,772,278	(1,032)	1,771,246
Total Liabilities and Equity	$4,583,465	$(7,290)	$4,576,175

F 10	FORM 10-K SONOCO 2018 ANNUAL REPORT

The following table summarizes the impact of the adoption of ASC 606 on the Company's Consolidated Statement of Income for the year ended December 31, 2018:

	December 31, 2018 As Reported	Adjustments	Balances without Adoption of ASC 606
Net sales	$5,390,938	$378	$5,391,316
Cost of sales	4,349,932	(553)	4,349,379
Gross profit	1,041,006	931	1,041,937
Operating Profit	437,629	931	438,560
Income before income taxes	378,531	931	379,462
Provision for income taxes	75,008	242	75,250
Income before equity in earnings of affiliates	303,523	689	304,212
Net income	314,739	689	315,428
Net income attributable to Sonoco	$313,560	$689	$314,249

The following table summarizes the impact of the adoption of ASC 606 on the Company's Consolidated Statement of Comprehensive Income for the year ended December 31, 2018:

	December 31, 2018 As Reported	Adjustments	Balances without Adoption of ASC 606
Net income	$314,739	$689	$315,428
Other comprehensive income/(loss):
Foreign currency translation adjustments	(54,763)	73	(54,690)
Other comprehensive (loss)/income	(76,621)	73	(76,548)
Comprehensive income	238,118	762	238,880
Net (income) attributable to noncontrolling interest	(1,179)	762	(417)
Comprehensive income attributable to Sonoco	$239,095	$762	$239,857

The following table summarizes the impact of the adoption of ASC 606 on the Company's Consolidated Statement of Cash Flows for the year ended December 31, 2018:

	December 31, 2018 As Reported	Adjustments	Balances without Adoption of Topic 606
Net income	$314,739	$689	$315,428
Net (decrease)/increase in deferred taxes	(9,420)	(2,391)	(11,811)
Adjustments to reconcile net income to net cash provided by operating activities
Trade accounts receivable	38,193	(648)	37,545
Inventories	(6,150)	(553)	(6,703)
Other assets and liabilities	(10,184)	1,313	(8,871)
Accrued expenses	19,153	(1,043)	18,110
Income taxes payable and other income tax items	(19,014)	2,633	(16,381)
Net cash provided by operating activities	$589,898	$—	$589,898

F 11	FORM 10-K SONOCO 2018 ANNUAL REPORT

4. Acquisitions and dispositions
Acquisitions
On October 1, 2018, the Company completed the acquisition of the remaining 70 percent interest in Conitex Sonoco (BVI), Ltd. ("Conitex Sonoco") from Texpack Investments, Inc. ("Texpack") for total consideration of  $134,847, including net cash payments of $127,782 and debt assumed of $7,065. Final consideration was subject to a post-closing adjustment for the change in working capital to the date of closing. This adjustment was settled in February 2019 for an additional cash payment to the seller of $84. The Conitex Sonoco joint venture was formed in 1998 with Texpack, a Spanish-based global provider of paperboard and paper-based packaging products. Conitex Sonoco produces uncoated recycled paperboard and tubes and cones for the global spun yarn industry, as well as adhesives, flexible intermediate bulk containers and corrugated pallets. Conitex Sonoco has approximately 1,250 employees across 13 manufacturing locations in 10 countries (principally in Asia), including four paper mills and seven cone and tube converting operations and two other production facilities. Also on October 1, 2018, the Company acquired a rigid paper facility in Spain ("Compositub") from Texpack Group Holdings B.V. for a cash payment of $9,956.  Final consideration was subject to a post-closing adjustment for the change in working capital to the date of closing. This adjustment was settled in February 2019 for an additional cash payment to the seller of $371.
Immediately prior to the acquisition, the fair value of the Company's 30 percent interest in Conitex Sonoco was determined to be $52,543 with a carrying value of $57,327.  As the carrying value of the investment exceeded its acquisition-date fair value, the investment was written down to fair value resulting in a charge of $4,784 in "Selling, general and administrative expenses" on the Company's Consolidated Statements of Income for the year ended December 31, 2018. Additionally, foreign currency translation losses related to the Company's investment in Conitex Sonoco were reclassified out of accumulated other comprehensive loss resulting in a charge of $897 in "Selling, general and administrative expenses" on the Company's Consolidated Statements of Income for the year ended December 31, 2018.
The allocation of the purchase price of Conitex Sonoco and Compositub to the tangible and intangible assets acquired and liabilities assumed was based on the Company's preliminary estimates of their fair value based on information currently available. Management is continuing to finalize its valuation of certain assets and liabilities, including, but not limited to: property, plant and equipment; income taxes; other intangible assets and accrued expenses, and will conclude its valuation no later than one year from the acquisition date. The provisional fair values of the assets acquired and liabilities assumed in connection with the acquisitions of Conitex Sonoco and Compositub are as follows:

	Conitex Sonoco	Compositub
Trade accounts receivable	$50,937	$2,173
Inventories	29,025	750
Property, plant and equipment	97,261	3,430
Goodwill	29,722	2,512
Other intangible assets	21,850	2,512
Trade accounts payable	(23,429)	(1,273)
Short-term debt	(7,065)	—
Deferred income taxes, net	(11,744)	—
Noncontrolling interests	(2,655)	—
Other net tangible assets /(liabilities)	(3,577)	(148)
Net assets	$180,325	$9,956

Factors comprising goodwill, $2,000 of which is expected to be deductible for income tax purposes, include increased access to certain markets as well as the value of the assembled workforce. The financial results of Conitex Sonoco and Compositub are included in the Company's Paper and Industrial Converted Products segment and Consumer Packaging segment, respectively.
On April 12, 2018, the Company completed the acquisition of Highland Packaging Solutions ("Highland"). Total consideration for this acquisition was $148,539, including net cash paid of $141,039, along with a contingent purchase liability of $7,500. The contingent purchase liability is based upon a sales metric which the Company expects to meet and is payable in two installments. The first installment of $5,000 is to be paid one year after the closing date and the second installment of $2,500 is to be paid two years after the closing date. The liability for these two payments has been recognized in full on the Company's Consolidated Balance Sheet at December 31, 2018, with the first installment included in "Accrued expenses and other" and the second in "Other Liabilities." Highland manufactures thermoformed plastic packaging for fresh produce and dairy products from a single production facility in Plant City, Florida, providing total packaging solutions for customers that include sophisticated engineered containers, flexographic printed labels, and inventory management through distribution warehouses in the Southeast and West Coast of the United States.

F 12	FORM 10-K SONOCO 2018 ANNUAL REPORT

The fair values of the assets acquired and liabilities assumed in connection with the Highland acquisition are as follows:

Trade accounts receivable	$6,072
Inventories	27,225
Property, plant and equipment	29,586
Goodwill	46,787
Other intangible assets	45,524
Trade accounts payable	(6,006)
Other net tangible assets /(liabilities)	(649)
Net assets	$148,539

Subsequent to acquiring Highland, the Company continued to finalize its valuations of certain assets and liabilities based on new information obtained about facts and circumstances that existed as of the acquisition date, including, but not limited to: property, plant and equipment; other intangible assets; and accrued expenses. Factors comprising goodwill, all of which is expected to be deductible for income tax purposes, include increased access to certain markets as well as the value of the assembled workforce. Highland's financial results are included in the Company's Consumer Packaging segment and the business operates within the Company's global plastics division.
The Company does not believe that the results of the acquired Highland, Conitex Sonoco, or Compositub businesses were material to the years presented, individually or in the aggregate, and are therefore not subject to the supplemental pro-forma information required by ASC 805. Accordingly, this information is not presented herein.
The Company completed two acquisitions during 2017 at a net cash cost of $383,725. On July 24, 2017, the Company completed the acquisition of Clear Lam Packaging, Inc. ("Clear Lam") for $164,951, net of cash acquired. Final consideration was subject to an adjustment for working capital, which resulted in cash of $1,600 being returned to the Company in 2018. Clear Lam manufactures high barrier flexible and forming films used to package a variety of products for consumer packaged goods companies, retailers and other industrial manufacturers, with a focus on structures used for perishable foods. It has production facilities in Elk Grove Village, Illinois, and Nanjing, China. Clear Lam's financial results are included in the Company's Consumer Packaging segment. The Company finalized its valuations of the assets and liabilities acquired in the Clear Lam acquisition during 2018 based on information obtained about facts and circumstances that existed as of the acquisition date. As a result, measurement period adjustments were made to the previously disclosed provisional fair values of the assets acquired and liabilities assumed in connection with the acquisition of Clear Lam that decreased net property, plant and equipment by $1,168, decreased other intangible assets by $1,300, increased other long-term liabilities by $1,385, increased goodwill by $1,568, and increased other net tangible assets by $685.
On March 14, 2017, the Company completed the acquisition of Packaging Holdings, Inc. and subsidiaries, including Peninsula Packaging LLC ("Packaging Holdings"), for $218,774, net of cash acquired. Packaging Holdings manufactures thermoformed packaging for a wide range of whole fresh fruits, pre-cut fruits and produce, prepared salad mixes, as well as baked goods in retail supermarkets from five manufacturing facilities, including four in the United States and one in Mexico. Packaging Holding's financial results are included in the Company's Consumer Packaging segment and the business operates as the Peninsula brand of thermoformed packaging products within the Company's global plastics division. The Company finalized its valuations of the assets and liabilities acquired in the Packaging Holdings acquisition during 2018 based on information obtained about facts and circumstances that existed as of the acquisition date. As a result, measurement period adjustments were made to the previously disclosed provisional fair values of the assets acquired and liabilities assumed in connection with the acquisition of Packaging Holdings that increased inventory by $2,381, decreased deferred tax assets by $6,916, increased long-term debt by $664, and increased goodwill by $5,199 The adjustments were primarily related to a reduction in the Company's valuation of acquired tax loss carryforwards, and the fair values of spare parts inventories and capital lease obligations.
Although neither of the acquisitions completed during 2017 were considered individually material, they were considered material on a combined basis. The following table presents the Company's estimated pro forma consolidated results for 2017 and 2016, assuming both acquisitions had occurred on January 1, 2016. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had been completed as of the beginning of 2016, nor are they necessarily indicative of future consolidated results.

Pro Forma Supplemental Information	(unaudited)
Consolidated	2017	2016
Net sales	$5,143,066	$5,080,492
Net income attributable to Sonoco	$178,205	$271,749
Earnings per share:
Pro forma basic	$1.78	$2.69
Pro forma diluted	$1.77	$2.67
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

F 13	FORM 10-K SONOCO 2018 ANNUAL REPORT

The following table presents the aggregate, unaudited financial results for Packaging Holdings and Clear Lam from their respective dates of acquisition:

Aggregate Supplemental Information	(unaudited)
Packaging Holdings and Clear Lam	2017
Actual net sales	$215,227
Actual net income	$3,886

The Company completed four acquisitions during 2016 at a net cash cost of $88,632. On November 1, 2016, the Company completed the acquisition of Plastic Packaging Inc. ("PPI"), a privately held Hickory, N.C.-based flexible packaging company for $67,568, net of cash acquired. Founded in 1957, PPI, which is part of the Company's Consumer Packaging segment, specializes in short-run, customized flexible packaging for consumer brands in markets including food products, pet products, confection, and health and personal care. PPI operates two manufacturing facilities in North Carolina with approximately 170 employees. In conjunction with this acquisition, the Company recorded net tangible assets of $22,756, identifiable intangibles of $18,900, and goodwill of $25,912, none of which was tax deductible. Factors comprising goodwill include the ability to leverage product offerings across a broader customer base and the value of the assembled workforce.
On September 19, 2016, the Company completed the acquisition of Laminar Medica ("Laminar") in the United Kingdom and Czech Republic, from Clinimed (Holdings) Limited, a privately held specialty medical products company based in the U.K. for $17,201, net of cash acquired. In conjunction with this acquisition, which is accounted for as part of the Company's Protective Solutions segment, the Company recorded net tangible assets of $2,739, identifiable intangibles of $5,654, and goodwill of $8,808 none of which was tax deductible. Factors comprising goodwill include increased access to certain markets as well as the value of the assembled workforce.
On August 30, 2016, the Company completed the acquisition of the temperature-controlled cargo container assets, licenses, trademarks, and manufacturing rights from AAR Corporation. Total consideration for this business was $6,000, including cash paid of $3,000, non-contingent deferred payments of $2,000, and a contingent purchase liability totaling $1,000. The non-contingent deferred payments were due in two installments, $1,000 that was paid 12 months from the closing date, and $1,000 that was paid 24 months from the closing date. The contingent purchase liability is based upon a highly attainable metric which the Company expects to be met. The contingent liability is payable in two installments, $500 due 36 months from the closing date and $500 due 48 months from the closing date. In relation to this acquisition, which is accounted for as part of the Protective Solutions segment, the Company recorded net tangible assets of $200, identifiable intangibles of $4,100, and goodwill of $1,700. All of the goodwill was tax deductible.
On June 24, 2016, the Company completed the acquisition of a small tube and core business in Australia. The all-cash purchase price of the business was $863. In conjunction with this acquisition, which is part of the Paper and Industrial Converted Products segment, the Company recorded net tangible assets of $149, identifiable intangibles of $297, and goodwill of $417, none of which was tax deductible.
Acquisition-related costs of $14,446, $13,790 and $4,569 were incurred in 2018, 2017 and 2016, respectively. These costs, consisting primarily of legal and professional fees, are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income. Acquisition-related costs incurred in 2018 also include the previously discussed charge related to the acquisition-date fair value remeasurement of the Company's 30 percent investment in Conitex Sonoco and the foreign currency translation losses related to this investment.
The Company has accounted for these acquisitions as business combinations under the acquisition method of accounting, in accordance with the business combinations subtopic of the Accounting Standards Codification and, accordingly, has included their results of operations in the Company’s consolidated statements of net income from the respective dates of acquisition.
Dispositions
On November 7, 2016 the Company completed the sale of its rigid plastics blow molding operations to Amcor Rigid Plastics USA, LLC and Amcor Packaging Canada, Inc. These operations manufactured containers serving the personal care and food and beverage markets and consisted of seven manufacturing facilities (six in the U.S. and one in Canada), with approximately 850 employees. The selling price was approximately $280,000, with the Company receiving net cash proceeds of $271,817 at closing with another $7,775 held in escrow pending resolution of a contingency. In conjunction with the sale, the Company wrote off the following assets and liabilities: trade accounts receivable of $35,031; inventory of $14,700; trade accounts payable of $18,494; property, plant and equipment of $41,210; other net tangible liabilities totaling $499; goodwill of $76,435; and identifiable intangibles (primarily customer lists) of $14,735. Disposal-related costs totaled $4,407, resulting in the recognition of a gain on the disposition of $104,292. During 2017, the contingency was resolved with no additional proceeds being released to the Company and no additional gain on sale being recorded.The decision to sell the blow molding operations was made in order to allow the Company to focus on, and provide resources to further enhance, its targeted growth businesses, including flexible packaging, thermoformed rigid plastics, and temperature-assurance packaging. The sale did not represent a strategic shift for the Company that will have a major effect on the entity's operations and financial results. Consequently, the sale did not meet the criteria for reporting as a discontinued operation. There were no dispositions in 2018 or 2017.

F 14	FORM 10-K SONOCO 2018 ANNUAL REPORT

5. Restructuring and asset impairment

The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2018 and 2017 are reported as “2018 Actions” and “2017 Actions,” respectively. Actions initiated prior to 2017, all of which were substantially complete at December 31, 2018, are reported as “2016 and Earlier Actions.”
Following are the total restructuring and asset impairment charges, net of adjustments, recognized during the periods presented:

	Year Ended December 31
	2018	2017	2016
Restructuring/Asset impairment:
2018 Actions	$32,293	$—	$—
2017 Actions	7,870	15,329	—
2016 and Earlier Actions	(92)	4,505	40,266
Other asset impairments	—	18,585	2,617
Restructuring/Asset impairment charges	$40,071	$38,419	$42,883
Income tax benefit	(10,038)	(13,064)	(7,520)
Restructuring benefit attributable to noncontrolling interests, net of tax	(191)	(71)	(161)
Total impact of restructuring/asset impairment charges, net of tax	$29,842	$25,284	$35,202
Pretax restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Consolidated Statements of Income.
The Company expects to recognize future additional costs totaling approximately $1,800 in connection with previously announced restructuring actions. The Company believes that the majority of these charges will be incurred and paid by the end of 2019. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken.
2018 Actions
During 2018, the Company announced the closure of a flexible packaging plant in North Carolina, a global brand management facility in Canada, and a thermoformed packaging plant in California (all part of the Consumer Packaging segment), five tube and core plants - one in Alabama, one in Canada, one in Indonesia, one in Russia, and one in Norway (all part of the Paper and Industrial Converted Products segment), and a protective packaging plant in North Carolina (part of the Protective Solutions segment). Restructuring actions in the Display and Packaging segment included charges associated with exiting a single-customer contract at a packaging center near Atlanta, Georgia. In addition the Company continued to realign its cost structure, resulting in the elimination of approximately 120 positions.
Below is a summary of 2018 Actions and related expenses by type incurred and estimated to be incurred through completion.

2018 Actions	Year Ended December 31, 2018	Estimated Total Cost
Severance and Termination Benefits
Consumer Packaging	$4,700	$4,700
Display and Packaging	1,939	1,939
Paper and Industrial Converted Products	3,111	3,211
Protective Solutions	1,075	1,075
Corporate	243	243
Asset Impairment/Disposal of Assets
Consumer Packaging	2,688	2,688
Display and Packaging	4,625	4,625
Paper and Industrial Converted Products	118	118
Protective Solutions	(243)	(243)
Other Costs
Consumer Packaging	2,390	2,990
Display and Packaging	9,850	9,950
Paper and Industrial Converted Products	1,761	2,461
Protective Solutions	46	46
Corporate	(10)	(10)
Total Charges and Adjustments	$32,293	$33,793

F 15	FORM 10-K SONOCO 2018 ANNUAL REPORT

The following table sets forth the activity in the 2018 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets:

2018 Actions Accrual Activity	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability, December 31, 2017	$—	$—	$—	$—
2018 charges	11,068	7,188	14,037	32,293
Cash (payments)/receipts	(7,858)	24,300	(13,853)	2,589
Asset write downs/disposals	—	(31,488)	—	(31,488)
Foreign currency translation	(16)	—	(5)	(21)
Liability, December 31, 2018	$3,194	$—	$179	$3,373
Included in "Asset Impairment/Disposal of Assets" above are losses totaling $4,516 from the disposition of certain assets as a result of exiting a single-customer contract associated with a packaging center near Atlanta, Georgia. The Company received proceeds of $22,163 in conjunction with the sale of fixed assets with a net book value of $24,869, and wrote off inventory with a book value of $1,810. Also included in "Asset Impairment/Disposal of Assets" is a net gain of $272 resulting from the sale of a building and land relating to the closure of a protective packaging plant in North Carolina. The Company received proceeds of $2,019 from the sale and wrote off fixed assets of $1,747. Additional disposals of fixed assets and inventory totaling $1,924 and $117, respectively, were recognized in 2018 relating to the closure of a thermoformed packaging plant in Hollister, California.
"Other costs" include a contract termination fee of $9,600 relating to exiting the single-customer contract referred to above as well as costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance.
The Company expects to pay the majority of the remaining 2018 Actions restructuring costs by the end of 2019 using cash generated from operations.
2017 Actions
 During 2017, the Company announced the closure of an expanded foam protective packaging plant in the United States (part of the Protective Solutions segment), five tubes and cores plants - three in the United States, one in Belgium, and one in China (all part of the Paper and Industrial Converted Products segment), and a packaging services center in Mexico (part of the Display and Packaging segment). In addition, approximately 185 positions were eliminated throughout 2017 in conjunction with the Company's ongoing organizational effectiveness efforts.
Below is a summary of 2017 Actions and related expenses by type incurred and estimated to be incurred through completion.

	Year Ended December 31,		Total Incurred to Date	Estimated Total Cost
2017 Actions	2018	2017
Severance and Termination Benefits
Consumer Packaging	$3,819	$4,191	$8,010	$8,010
Display and Packaging	53	741	794	794
Paper and Industrial Converted Products	40	4,018	4,058	4,058
Protective Solutions	172	1,398	1,570	1,570
Corporate	—	452	452	452
Asset Impairment/Disposal of Assets
Consumer Packaging	107	351	458	458
Display and Packaging	377	—	377	377
Paper and Industrial Converted Products	(1,320)	(95)	(1,415)	(1,415)
Protective Solutions	93	871	964	964
Other Costs
Consumer Packaging	1,399	879	2,278	2,278
Display and Packaging	1,979	789	2,768	2,868
Paper and Industrial Converted Products	817	1,001	1,818	1,818
Protective Solutions	334	742	1,076	1,176
Corporate	—	(9)	(9)	(9)
Total Charges and Adjustments	$7,870	$15,329	$23,199	$23,399

F 16	FORM 10-K SONOCO 2018 ANNUAL REPORT

The following table sets forth the activity in the 2017 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets:

2017 Actions Accrual Activity	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability, December 31, 2016	$—	$—	$—	$—
2017 charges	10,800	1,127	3,402	15,329
Cash receipts/(payments)	(6,951)	636	(3,187)	(9,502)
Asset write downs/disposals	—	(1,763)	—	(1,763)
Foreign currency translation	40	—	(2)	38
Liability, December 31, 2017	$3,889	$—	$213	$4,102
2018 charges	4,084	(743)	4,529	7,870
Adjustments	—	—	—	—
Cash (payments)/receipts	(6,610)	2,014	(2,892)	(7,488)
Asset write downs/disposals	—	(1,271)	—	(1,271)
Foreign currency translation	(27)	—	25	(2)
Liability, December 31, 2018	$1,336	$—	$1,875	$3,211

Included in "Asset Impairment/Disposal of Assets" in 2017 above is a loss of $1,238 primarily related to the impairment of fixed assets resulting from the closure of an expanded foam protective packaging plant in North Carolina, and a net gain of $111 relating primarily to the sale of two vacated buildings. The Company received proceeds of $636 from the sale of these buildings and wrote-off assets of $525.
Included in "Asset Impairment/Disposal of Assets" in 2018 above are gains totaling $1,429 related to the sales of the land and buildings associated with two previously closed tube and core facilities and a recovered paper facility. The Company received proceeds of $2,006 from these sales and wrote off assets with a book value totaling $577. In addition impairments of fixed assets totaling $620 were recognized from restructuring actions initiated in 2017.
"Other Costs" in 2018 consists of a one-time building lease contract termination fee of $1,931 relating to the closure of a packaging services center in Mexico as well as costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance. "Other costs" in 2017 consists primarily of costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance.
The Company expects to pay the majority of the remaining 2017 Actions restructuring costs by the end of 2019 using cash generated from operations.

2016 and Earlier Actions
2016 and Earlier Actions are comprised of a number of plant closures and workforce reductions initiated prior to 2017. Below is a summary of 2016 and Earlier Actions and related expenses by type incurred.

	Year Ended December 31,
2016 and Earlier Actions	2018	2017	2016
Severance and Termination Benefits
Consumer Packaging	$121	$1,087	$5,554
Display and Packaging	(23)	34	4,401
Paper and Industrial Converted Products	(26)	743	5,881
Protective Solutions	—	—	678
Corporate	—	20	1,531
Asset Impairment/Disposal of Assets
Consumer Packaging	—	(1,377)	1,352
Display and Packaging	—	90	3,047
Paper and Industrial Converted Products	(252)	308	13,490
Protective Solutions	—	(28)	3
Other Costs
Consumer Packaging	(19)	1,620	1,680
Display and Packaging	—	394	492
Paper and Industrial Converted Products	52	1,435	1,820
Protective Solutions	55	179	337
Total Charges and Adjustments	$(92)	$4,505	$40,266

F 17	FORM 10-K SONOCO 2018 ANNUAL REPORT

The following table sets forth the activity in the 2016 and Earlier Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets:

2016 and Earlier Actions Accrual Activity	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability, December 31, 2016	$7,166	$—	$640	$7,806
2017 charges	2,480	(1,007)	4,141	5,614
Adjustments	(596)	—	(513)	(1,109)
Cash receipts/(payments)	(7,236)	2,921	(3,222)	(7,537)
Asset write downs/disposals	—	(1,914)	(253)	(2,167)
Foreign currency translation	279	—	158	437
Liability, December 31, 2017	$2,093	$—	$951	$3,044
2018 charges	72	(252)	88	(92)
Adjustments	—	—	—	—
Cash receipts/(payments)	(1,376)	252	(796)	(1,920)
Asset write downs/disposals	—	—		—
Foreign currency translation	(26)	—	(18)	(44)
Liability, December 31, 2018	$763	$—	$225	$988

Included in "Asset Impairment/Disposal of Assets" in 2017 is a gain of $2,022 from the sale of the land and building of a rigid paper plant in Manchester, England. The Company received proceeds from the sale of $2,741 and wrote off assets of $719.
"Other Costs” in both 2018 and 2017 consist primarily of costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance.
"Adjustments" in 2017 relate primarily to revisions to reserves for remaining severance payments and future building rental costs.
The Company expects to recognize future pretax charges of approximately $100 associated with 2016 and Earlier Actions, and expects to pay the majority of the remaining 2016 and Earlier Actions restructuring costs by the end of 2019 using cash generated from operations.
Other Asset Impairments
During the fourth quarter of 2017, the Company recognized the impairment of a power generating facility at its Hartsville manufacturing complex. The facility, which is part of the Paper and Industrial Converted Products segment, was determined to have been rendered obsolete by the Company's new biomass facility and was closed during the first quarter of 2018. As a result, the Company recognized a pretax asset impairment charge of $17,822 in December 2017.
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
During the Company's 2016 annual goodwill impairment testing, management concluded that goodwill associated with the Paper and Industrial Converted Products - Brazil reporting unit had become impaired as a result of the continued deterioration of economic conditions in Brazil. Accordingly, an impairment charge totaling $2,617, the entire amount of goodwill associated with this reporting unit, was recognized during the third quarter of 2016. No other impairments were identified during this most recently completed annual goodwill impairment testing.
These asset impairment charges are included in “Restructuring/Asset impairment charges” in the Company’s Consolidated Statements of Income.
6. Book overdrafts and cash pooling
At December 31, 2018 and 2017, outstanding checks totaling $13,205 and $17,343, respectively, were included in “Payable to suppliers” on the Company’s Consolidated Balance Sheets. In addition, outstanding payroll checks of $114 and $259 as of December 31, 2018 and 2017, respectively, were included in “Accrued wages and other compensation” on the Company’s Consolidated Balance Sheets.
The Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. The Company’s Consolidated Balance Sheets reflect a net cash deposit under this pooling arrangement of $2,562 and $3,328 as of December 31, 2018 and 2017, respectively.

F 18	FORM 10-K SONOCO 2018 ANNUAL REPORT

7. Property, plant and equipment
Details of the Company's property, plant and equipment at December 31 are as follows:

	2018	2017
Land	$110,698	$87,878
Timber resources	41,862	41,664
Buildings	535,433	502,046
Machinery and equipment	2,977,156	2,871,622
Construction in progress	159,661	143,403
	3,824,810	3,646,613
Accumulated depreciation and depletion	(2,590,989)	(2,477,236)
Property, plant and equipment, net	$1,233,821	$1,169,377
Estimated costs for completion of capital additions under construction totaled approximately $111,300 at December 31, 2018.
Depreciation and depletion expense amounted to $188,533 in 2018, $178,049 in 2017 and $173,295 in 2016.
The Company has certain properties and equipment that are leased under noncancelable operating leases. Future minimum rentals under noncancelable operating leases with terms of more than one year are as follows: 2019 – $48,200; 2020 – $41,700; 2021 – $32,500; 2022 – $27,300; 2023 – $21,400 and thereafter – $92,300. Total rental expense under operating leases was approximately $80,300 in 2018, $68,900 in 2017 and $71,800 in 2016.
8. Goodwill and other intangible assets
Goodwill
The changes in the carrying amount of goodwill by segment for the year ended December 31, 2018, are as follows:

	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Balance as of January 1, 2018	$572,716	$203,414	$233,778	$231,967	$1,241,875
Acquisitions	49,298	—	29,722	—	79,020
Other	6,766	—	—		6,766
Foreign currency translation	(11,448)	—	(6,553)	(493)	(18,494)
Balance as of December 31, 2018	$617,332	$203,414	$256,947	$231,474	$1,309,167

Acquisitions in 2018 resulted in the addition of $79,020 of goodwill, including $46,786 in connection with the April 2018 acquisition of Highland, $2,512 in connection with the October 2018 acquisition of Compositub, and $29,722 in connection with the October 2018 acquisition of the remaining 70% interest in the Conitex Sonoco joint venture. In addition, the Company recorded adjustments in 2018 related to the provisional goodwill amounts recorded for prior year acquisitions. These are shown as "Other" in the table above. See Note 4 for additional information.
The Company assesses goodwill for impairment annually and from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. The Company completed its most recent annual goodwill impairment testing during the third quarter of 2018. As part of this testing, the Company analyzed certain qualitative and quantitative factors in determining goodwill impairment. Goodwill is tested for impairment using either a qualitative evaluation or a quantitative test. The qualitative evaluation considers factors such as the macroeconomic environment, Company stock price and market capitalization movement, business strategy changes, and significant customer wins and losses. The quantitative test considers factors such as the amount by which estimated fair value exceeds current carrying value, current year operating performance as compared to prior projections, and implied fair values from comparable trading and transaction multiples. When calculated, reporting unit estimated fair values reflect a number of significant management assumptions and estimates including the Company's forecast of sales volumes and prices, profit margins, income taxes, capital expenditures and changes in working capital requirements. Changes in these assumptions and/or discount rates could materially impact the estimated fair values. When the Company estimates the fair value of a reporting unit, it does so using a discounted cash flow model based on projections of future years' operating results and associated cash flows, together with comparable trading and transaction multiples. The Company's projections incorporate management's best estimates of the expected future results, which include expectations related to new business, and, where applicable, improved operating margins. Management's projections related to revenue growth and/or margin improvements arise from a combination of factors, including expectations for volume growth with existing customers, product expansion, improved price/cost, productivity gains, fixed cost leverage, improvement in general economic conditions, increased operational capacity, and customer retention. Projected future cash flows are then discounted to present value using a discount rate management believes is commensurate with the risks inherent in the cash flows for each reporting unit. Because the Company's assessments incorporate management's expectations for the future, including forecasted growth and/or margin improvements, if there are changes in the relevant facts and circumstances and/or expectations, management's assessment regarding goodwill impairment may change as well. In considering the level of uncertainty regarding the potential for goodwill impairment, management has concluded that any such impairment would likely be the result of adverse changes in more than one assumption. Other than in Display and Packaging (discussed below), there is no specific singular event or single change in circumstances the Company has identified that it believes could reasonably result in a change to expected future results in any of its reporting units sufficient to result in goodwill impairment.
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

F 19	FORM 10-K SONOCO 2018 ANNUAL REPORT

percentages which reflects the estimated benefits of future productivity initiatives. A large portion of expected sales in this reporting unit is concentrated in several major customers and if the business with any of these customers is lost or significantly declines, or other projected synergies and productivity gains are not realized, a goodwill impairment charge could be incurred. Total goodwill associated with this reporting unit was $203,414 at December 31, 2018. Based on the latest annual impairment test, the estimated fair value of the Display and Packaging reporting unit is approximately equal to its carrying value.
During the time subsequent to the annual evaluation, and at December 31, 2018, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management’s opinion that no such events have occurred.

Other intangible assets
Details at December 31 are as follows:

	2018	2017
Other Intangible Assets, Gross:
Patents	$22,509	$21,957
Customer lists	548,038	497,634
Trade names	31,174	25,148
Proprietary technology	28,748	20,779
Land use rights	282	298
Other	2,093	1,740
Other Intangible Assets, Gross	$632,844	$567,556
Accumulated Amortization:
Patents	$(9,539)	$(7,187)
Customer lists	(246,946)	(210,212)
Trade names	(7,413)	(4,427)
Proprietary technology	(15,400)	(13,192)
Land use rights	(48)	(47)
Other	(1,461)	(1,196)
Accumulated Amortization	$(280,807)	$(236,261)
Other Intangible Assets, Net	$352,037	$331,295

The acquisitions of Highland in April 2018 and Compositub in October 2018 resulted in the addition of $45,524 and $2,512, respectively, of intangible assets, mostly related to customer lists. The October 2018 acquisition of the remaining 70% ownership of the Conitex Sonoco joint venture resulted in the addition of $21,850 of intangible assets, $9,650 related to customer lists, $8,000 to trademarks, and $4,200 to proprietary technology. In addition, measurement period adjustments were made in 2018 to the provisional fair values of the intangible assets acquired in the July 2017 acquisition of Clear Lam which resulted in the reduction of $1,300 of intangible assets, all of which related to customer lists. See Note 4 for additional information. In the third quarter of 2018 the Company purchased certain intangible assets in Australia, primarily customer lists, for a total of $2,071. These newly acquired intangible assets will be amortized over an expected average useful life of 12 years.
Aggregate amortization expense on intangible assets was $47,177, $38,165 and $31,887 for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization expense on intangible assets is expected to approximate $50,400 in 2019, $48,000 in 2020, $46,400 in 2021, $43,700 in 2022 and $37,300 in 2023.
9. Debt
Debt at December 31 was as follows:

	2018	2017
5.75% debentures due November 2040	$599,208	$599,171
4.375% debentures due November 2021	249,116	248,803
9.2% debentures due August 2021	4,315	4,294
1.00% Euro loan due May 2021	169,976	177,218
Term loan due July 2022	158,949	246,328
Commercial paper, average rate of 2.15% in 2018 and 1.24% in 2017	120,000	124,000
Other foreign denominated debt, average rate of 3.7% in 2018 and 3.8% in 2017	57,867	21,735
Other notes	25,731	25,780
Total debt	1,385,162	1,447,329
Less current portion and short-term notes	195,445	159,327
Long-term debt	$1,189,717	$1,288,002

On April 12, 2018, the Company entered into a $100,000,000 term loan with Bank of America, N.A. The full amount was drawn from this facility on April 12, 2018, and the proceeds, along with proceeds from existing credit facilities, were used to fund the acquisition of Highland Packaging. The loan had a 364-day term and the Company had a one-time option to extend the term for an additional 364 days at its sole discretion. Interest was assessed at the London Interbank Offered Rate (LIBOR) plus a margin based on a pricing grid that used the Company's credit ratings. There was no required amortization and repayment could be accelerated at any time at the discretion of the Company. The entire $100,000 of the borrowings from this term loan had been repaid as of the end of 2018.
On March 13, 2017, the Company entered into a $150,000 unsecured three-year floating-rate assignable loan agreement. The proceeds from this term loan were used to fund the acquisition of Packaging Holdings.

F 20	FORM 10-K SONOCO 2018 ANNUAL REPORT

On July 20, 2017, the Company entered into a Credit Agreement in connection with a new $750,000 bank credit facility with a syndicate of eight banks replacing an existing credit facility entered into on October 2, 2014, and reflecting substantially the same terms and conditions. Included in the new facility are a $500,000 five-year revolving credit facility and a $250,000 five-year term loan. Based on the pricing grid in the Credit Agreement and the Company's current credit ratings, the borrowing has an all-in drawn margin of 112.5 basis points above the London Interbank Offered Rate (LIBOR). Borrowings under the Credit Agreement are pre-payable at any time at the discretion of the Company and the term loan has annual amortization payments totaling $12,500. During 2018, the Company prepaid an additional $75,000 of the term loan.
The $500,000 revolving credit facility supports the Company's $350,000 commercial paper program. If circumstances were to prevent the Company from issuing commercial paper, it has the contractual right to draw funds directly on the underlying bank credit facility. The Company had $120,000 of outstanding commercial paper at December 31, 2018 and $124,000 at December 31, 2017.
Proceeds from the $250,000 term loan were used to repay the $150,000 term loan entered into on March 13, 2017, and the remaining $100,000 was used to partially fund the Clear Lam acquisition.
In addition to the $500,000 committed revolving bank credit facility, the Company had approximately $225,000 available under unused short-term lines of credit at December 31, 2018. These short-term lines of credit are for general Company purposes, with interest at mutually agreed-upon rates.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage, and a minimum level of net worth, as defined. As of December 31, 2018, the Company had substantial tolerance above the minimum levels required under these covenants.
The principal requirements of debt maturing in the next five years are: 2019 – $195,445; 2020 – $16,763; 2021 – $440,658; 2022 – $124,197 and 2023 – $1,781.
10. Financial instruments and derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments where the carrying amount differs from the fair value.

	December 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$1,189,717	$1,270,521	$1,288,002	$1,426,862
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
Cash flow hedges
At December 31, 2018 and 2017, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. To the extent considered effective, the changes in fair value of these contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which the hedged item impacts earnings.
Commodity cash flow hedges
The Company has entered into certain derivative contracts to manage some of the cost of anticipated purchases of natural gas and aluminum. At December 31, 2018, natural gas swaps covering approximately 7.0 million MMBTUs were outstanding. These contracts represent approximately 71% and 31% of anticipated U.S. and Canadian usage for 2019 and 2020, respectively. Additionally, the Company had swap contracts covering 4,082 metric tons of aluminum representing approximately 51% of anticipated usage for 2019. The total fair values of the Company’s commodity cash flow hedges were in a net loss positions totaling $(1,571) and $(1,713) at December 31, 2018 and December 31, 2017, respectively. The amount of the loss included in accumulated other comprehensive loss at December 31, 2018, expected to be reclassified to the income statement during the next twelve months is $(1,500).

F 21	FORM 10-K SONOCO 2018 ANNUAL REPORT

Foreign currency cash flow hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases forecasted to occur in 2019. The net positions of these contracts at December 31, 2018, were as follows:

Currency	Action	Quantity
Colombian peso	Purchase	16,977,636
Mexican peso	Purchase	444,428
Polish zloty	Purchase	70,788
Canadian dollar	Purchase	62,753
Czech koruna	Purchase	45,255
Turkish lira	Purchase	6,603
British pound	Purchase	1,937
New Zealand dollar	Sell	(334)
Australian dollar	Sell	(388)
Swedish krona	Sell	(3,380)
Euro	Sell	(19,010)
Russian ruble	Sell	(126,867)
The fair values of the Company’s foreign currency cash flow hedges related to forecasted sales and purchases netted to a loss position of $(1,624) at December 31, 2018 and a gain position of $950 at December 31, 2017. Losses of $(1,624) are expected to be reclassified from accumulated other comprehensive loss to the income statement during the next twelve months. In addition, the Company has entered into forward contracts to hedge certain foreign currency cash flow transactions related to construction in progress. As of December 31, 2018 and December 31, 2017, the net position of these contacts was $(88) and $330 respectively. Losses totaling $(305) and a gain totaling $64 were reclassified from accumulated other comprehensive loss and netted against the carrying value of the capitalized expenditures during the years ended December 31, 2018 and December 31, 2017, respectively. Losses of $(88) are expected to be reclassified from accumulated other comprehensive loss and included in the carrying value of the related fixed assets acquired during the next twelve months.
Other derivatives
The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and existing foreign currency denominated receivables and payables. The Company does not apply hedge accounting treatment under ASC 815 for these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur. The net positions of these contracts at December 31, 2018, were as follows:

Currency	Action	Quantity
Colombian peso	Purchase	9,275,694
Mexican peso	Purchase	386,972
Canadian dollar	Purchase	22,097
Saudi riyal	Sell	(4,131)
South African rand	Sell	(18,784)
The fair value of the Company’s other derivatives was $166 and $(581) at December 31, 2018 and 2017, respectively.
The following table sets forth the location and fair values of the Company’s derivative instruments:

		Fair Value at December 31
Description	Balance Sheet Location	2018	2017
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$282	$149
Commodity Contracts	Other assets	$—	$—
Commodity Contracts	Accrued expenses and other	$(1,843)	$(1,417)
Commodity Contracts	Other liabilities	$(10)	$(445)
Foreign Exchange Contracts	Prepaid expenses	$770	$2,232
Foreign Exchange Contracts	Accrued expenses and other	$(2,482)	$(1,282)
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Prepaid expenses	$727	$90
Foreign Exchange Contracts	Accrued expenses and other	$(561)	$(671)
While certain of the Company's derivative contract arrangements with its counterparties provide for the ability to settle contracts on a net basis, the Company reports its derivative positions on a gross basis. There are no collateral arrangements or requirements in these agreements.

F 22	FORM 10-K SONOCO 2018 ANNUAL REPORT

The following table sets forth the effect of the Company’s derivative instruments on financial performance for the twelve months ended December 31, 2018, excluding the gains on foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$(2,354)	Net sales	$(203)
		Cost of sales	$(20)
Commodity Contracts	$258	Cost of sales	$115
		Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts		Cost of sales	$—
		Selling, general and administrative	$41
Description	Revenue	Cost of Sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$(203)	$95

The effects of cash flow hedging:

Gain or (loss) on cash flow hedging relationships in subtopic 815-20:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$(203)	$(20)

Commodity contract:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$—	$115

F 23	FORM 10-K SONOCO 2018 ANNUAL REPORT

The following table sets forth the effect of the Company’s derivative instruments on financial performance for the twelve months ended December 31, 2017, excluding the gains on foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$5,947	Net sales	$11,738
		Cost of sales	$(6,764)
Commodity Contracts	$(3,062)	Cost of sales	$1,667
		Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts		Cost of sales	$—
		Selling, general and administrative	$(2,138)
Description	Revenue	Cost of Sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$11,738	$(5,097)

The effects of cash flow hedging:

Gain or (loss) on cash flow hedging relationships in subtopic 815-20:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$11,738	$(6,764)

Commodity contract:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$—	$1,667

F 24	FORM 10-K SONOCO 2018 ANNUAL REPORT

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
The following tables set forth information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis:

Description	December 31, 2018	Assets measured at NAV (g)	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(1,571)	$—	$—	$(1,571)	$—
Foreign exchange contracts	(1,712)	—	—	(1,712)	—
Non-hedge derivatives, net:
Foreign exchange contracts	166	—	—	166	—
Deferred compensation plan assets	260	—	260	—	—

Postretirement benefit plan assets:
Common Collective Trust (a)	$862,565	$862,565	$—	$—	$—
Mutual funds(b)	157,088	—	—	157,088	—
Fixed income securities(c)	175,543	—	—	175,543	—
Short-term investments(d)	1,166		38	1,128	—
Hedge fund of funds(e)	71,354	71,354	—	—	—
Real estate funds(f)	61,249	61,249	—	—	—
Cash and accrued income	786	—	786	—	—
Total postretirement benefit plan assets	$1,329,751	$995,168	$824	$333,759	$—
Description	December 31, 2017	Assets measured at NAV (g)	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(1,713)	$—	$—	$(1,713)	$—
Foreign exchange contracts	950	—	—	950	—
Non-hedge derivatives, net:
Foreign exchange contracts	(581)	—	—	(581)	—
Deferred compensation plan assets	268	—	268	—	—

Postretirement benefit plan assets:
Common Collective Trust (a)	$1,010,274	$1,010,274	$—	$—	$—
Mutual funds(b)	214,555	—	—	214,555	—
Fixed income securities(c)	167,992	—	—	167,992	—
Short-term investments(d)	2,239		1,052	1,187	—
Hedge fund of funds(e)	69,500	69,500	—	—	—
Real estate funds(f)	56,690	56,690	—	—	—
Cash and accrued income	640	—	640	—	—
Total postretirement benefit plan assets	$1,521,890	$1,136,464	$1,692	$383,734	$—
a.Common collective trust investments consist of domestic and international large and mid capitalization equities, including emerging markets and funds invested in both short-term and long-term bonds. Underlying investments are generally valued at closing prices from national exchanges. Commingled funds, private securities, and limited partnerships are valued at unit values or net asset values provided by the investment managers.
b.Mutual fund investments are comprised of equity securities of corporations with large capitalizations and also include funds invested in corporate equities in international and emerging markets and funds invested in long-term bonds, which are valued at closing prices from national exchanges.
c.Fixed income securities include funds that invest primarily in government securities and long-term bonds. Underlying investments are generally valued at closing prices from national exchanges, fixed income pricing models, and independent financial analysts. Fixed income commingled funds are valued at unit values provided by the investment managers.
d.Short-term investments include several money market funds used for managing overall liquidity. Underlying investments are generally valued at closing prices from national exchanges. Commingled funds are valued at unit values provided by the investment managers.

F 25	FORM 10-K SONOCO 2018 ANNUAL REPORT

e.The hedge fund of funds category includes investments in funds representing a variety of strategies intended to diversify risks and reduce volatility. It includes event-driven credit and equity investments targeted at economic policy decisions, long and short positions in U.S. and international equities, arbitrage investments and emerging market equity investments. Investments are valued at unit values or net asset values provided by the investment managers.
f.This category includes investments in real estate funds (including office, industrial, residential and retail) primarily throughout the United States. Underlying real estate securities are generally valued at closing prices from national exchanges. Commingled funds, private securities, and limited partnerships are valued at unit values or net asset values provided by the investment managers.
g.Certain assets that are measured at fair value using the net asset value (NAV) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

The Company’s pension plan assets comprise more than 99% of its total postretirement benefit plan assets. The assets of the Company’s various pension plans and retiree health and life insurance plans are largely invested in the same funds and investments and in similar proportions and, as such, are not shown separately, but are combined in the tables above. Postretirement benefit plan assets are netted against postretirement benefit obligations to determine the funded status of each plan. The funded status is recognized in the Company’s Consolidated Balance Sheets as shown in Note 13.
As discussed in Note 10, the Company uses derivatives to mitigate some of the effect of raw material and energy cost fluctuations, foreign currency fluctuations and, from time to time, interest rate movements. Fair value measurements for the Company’s derivatives are classified under Level 2 because such measurements are estimated based on observable inputs such as interest rates, yield curves, spot and future commodity prices and spot and future exchange rates.
Certain deferred compensation plan liabilities are funded and the assets invested in various exchange traded mutual funds. These assets are measured using quoted prices in accessible active markets for identical assets.
The Company does not currently have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company's financial assets or liabilities is measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the years ended December 31, 2018 or 2017. For additional fair value information on the Company's financial instruments, see Note 10.
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
The maximum number of shares of common stock that may be issued under the 2014 Plan was originally set at 10,381,533 shares, which includes all shares then remaining under the 2012 Plan and an additional 4,500,000 shares authorized under the 2014 Plan. Awards granted under all previous plans which are forfeited, expire or are canceled without delivery of shares, or which result in forfeiture of shares back to the Company, will be added to the total shares available under the 2014 Plan. At December 31, 2018, a total of 6,038,715 shares remain available for future grant under the 2014 Plan. The Company issues new shares for stock appreciation right exercises and stock unit conversions. The Company’s stock-based awards to non-employee directors have not been material.
Accounting for share-based compensation
Total compensation cost for share-based payment arrangements was $10,730, $13,488 and $19,289, for 2018, 2017 and 2016, respectively. The related tax benefit recognized in net income was $2,678, $5,058, and $7,040, for the same years, respectively. Share-based compensation expense is included in “Selling, general and administrative expenses” in the Consolidated Statements of Income.
An “excess” tax benefit is created when the tax deduction for an exercised stock appreciation right, exercised stock option or converted stock unit exceeds the compensation cost that has been recognized in income. As discussed in Note 2 to these Consolidated Financial Statements, ASU 2016-09 required that excess tax benefits be recognized on the income statement beginning in 2017. Previously, these excess tax benefits were not recognized on the income statement, but rather on the consolidated balance sheet within the line item “Capital in excess of stated value.” The additional net excess tax benefit realized was $3,528, $2,453 and $2,695 for 2018, 2017 and 2016, respectively.
Stock appreciation rights
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
Since 2006, the Company has granted SARs annually on a discretionary basis to key employees. These SARs are granted at market (have an exercise price equal to the closing market price on the date of the grant) and can be settled only in stock. The SARs granted in and since 2015 vest over three years, with one-third vesting on each anniversary date of the grant, and have 10-year terms. As of December 31, 2018, unrecognized compensation cost related to nonvested SARs totaled $2,185. This cost will be recognized over the remaining weighted-average vesting period of approximately 24 months. Noncash stock-based compensation associated with SARs totaled $2,415, $3,719, and $2,878 for 2018, 2017, and 2016, respectively.

F 26	FORM 10-K SONOCO 2018 ANNUAL REPORT

The aggregate intrinsic value of SARS exercised during 2018, 2017, and 2016 was $9,029, $3,786, and $9,510, respectively. The weighted-average grant date fair value of SARs granted was $6.55, $7.29 and $5.04 per share in 2018, 2017 and 2016, respectively. The Company computed the estimated fair values of all SARs using the Black-Scholes option-pricing model applying the assumptions set forth in the following table:

	2018	2017	2016
Expected dividend yield	3.1%	2.7%	3.5%
Expected stock price volatility	16.2%	17.2%	18.5%
Risk-free interest rate	2.8%	2.0%	1.3%
Expected life of SARs	6 years	6 years	6 years
The assumptions employed in the calculation of the fair value of SARs were determined as follows:
•Expected dividend yield – the Company’s annual dividend divided by the stock price at the time of grant.
•Expected stock price volatility – based on historical volatility of the Company’s common stock measured weekly for a time period equal to the expected life.
•Risk-free interest rate – based on U.S. Treasury yields in effect at the time of grant for maturities equal to the expected life.
•Expected life – calculated using the simplified method as prescribed in U.S. GAAP, where the expected life is equal to the sum of the vesting period and the contractual term divided by two.
The activity related to the Company’s SARs is as follows:

	Nonvested	Vested	Total	Weighted- average Exercise Price
Outstanding, December 31, 2017	1,212,022	915,990	2,128,012	$44.53
Vested	(434,023)	434,023	—
Granted	636,045	—	636,045	$50.83
Exercised	—	(629,537)	(629,537)	$40.61
Forfeited/Expired	(294,442)	(7,720)	(302,162)	$48.51
Outstanding, December 31, 2018	1,119,602	712,756	1,832,358	$47.41
Exercisable, December 31, 2018	—	712,756	712,756	$46.65

The weighted average remaining contractual life for SARs outstanding and exercisable at December 31, 2018 was 7.1 years and 4.8 years, respectively. The aggregate intrinsic value for SARs outstanding and exercisable at December 31, 2018 was $10,905 and $6,088, respectively. At December 31, 2018, the fair market value of the Company’s stock used to calculate intrinsic value was $53.13 per share.

Performance-based stock awards
The Company grants performance contingent restricted stock units (PCSUs) annually on a discretionary basis to executive officers and certain key management employees. The ultimate number of PCSUs awarded is dependent upon the degree to which performance, relative to defined targets related to earnings and return on net assets employed, are achieved over a three-year performance cycle. PCSUs granted vest at the end of the three-year performance period if the respective performance targets are met. No units will be awarded if the performance targets are not met. For PCSUs granted in 2014 and earlier, units awarded vested at the end of the three-year performance period if the respective performance targets were met. In the event performance targets were not met, a minimum number of outstanding units were awarded and vested at the end of the performance period, 50% of the remaining number of threshold shares vested at the end of the fourth year and the remaining 50% at the end of the fifth year. Regardless of grant date, upon vesting, PCSUs are convertible into common shares on a one-for-one basis. Except in the event of the participant's death, disability, or retirement, if a participant is not employed by the Company at the end of the performance period, no PCSU's will vest. However, in the event of the participant’s death, disability or retirement prior to full vesting, shares will be issued on a pro rata basis up through the time the participant’s employment or service ceases. In the event of a change in control, as defined under the 2014 Plan, all unvested PCSUs will vest at target on a pro rata basis if the change in control occurs during the three-year performance period.

The activity related to performance contingent restricted stock units is as follows:

	Nonvested	Vested	Total	Average Grant Date Fair Value per Share
Outstanding, December 31, 2017	334,619	486,424	821,043	$37.12
Granted	133,226	—	133,226	$46.33
Performance adjustments	40,812	—	40,812	$57.21
Vested	(132,534)	132,534	—
Converted	—	(299,973)	(299,973)	$36.13
Cancelled	(46,591)	(6,080)	(52,671)	$44.37
Dividend equivalents	—	9,382	9,382	$52.88
Outstanding, December 31, 2018	329,532	322,287	651,819	$40.21

F 27	FORM 10-K SONOCO 2018 ANNUAL REPORT

2018 PCSU. As of December 31, 2018, the 2018 PCSUs to be awarded are estimated to range from 0  to 258,904 units and are tied to the three-year performance period ending December 31, 2020.
2017 PCSU. As of December 31, 2018, the 2017 PCSUs to be awarded are estimated to range from 0 to 204,744 units and are tied to the three-year performance period ending December 31, 2019.
2016 PCSU. The performance cycle for the 2016 PCSUs was completed on December 31, 2018. Outstanding stock units of 132,534 units were determined to have been earned. The fair value of these units was $7,042 as of December 31, 2018.
2015 PCSU. The performance cycle for the 2015 PCSUs was completed on December 31, 2017. Outstanding stock units of 135,695 units were determined to have been earned, all of which qualified for vesting on December 31, 2017. The fair value of these units was $7,211 as of December 31, 2017.
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
The weighted-average grant-date fair value of PCSUs granted was $46.33, $50.11, and $36.33 per share in 2018, 2017 and 2016, respectively. Noncash stock-based compensation associated with PCSUs totaled $4,725, $3,896 and $10,568 for 2018, 2017 and 2016, respectively. As of December 31, 2018, there was approximately $8,587 of total unrecognized compensation cost related to nonvested PCSUs. This cost is expected to be recognized over a weighted-average period of 22 months.
Restricted stock awards
During 2018, 2017 and 2016, the Company granted awards of restricted stocks units (RSUs) to executive officers and certain key management employees. These awards vest over a three-year period with one-third vesting on each anniversary date of the grant. Participants must be actively employed by the Company on the vesting date for shares to be issued, except in the event of the participant’s death, disability, or involuntary (or good reason) termination within two years of a change in control prior to full vesting, in which case shares will immediately vest. Once vested, these awards do not expire.
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
Officers and directors can elect to defer receipt of RSUs, but key management employees are required to take receipt of stock issued. The weighted-average grant-date fair value of RSUs granted was $48.36, $51.68 and $38.40 per share in 2018, 2017 and 2016, respectively. The fair value of shares vesting during the year was $6,900, $2,790, and $1,291 for 2018, 2017 and 2016, respectively.
Noncash stock-based compensation associated with restricted stock grants totaled $2,138, $3,554 and $3,122 for 2018, 2017 and 2016, respectively. As of December 31, 2018, there was $3,743 of total unrecognized compensation cost related to nonvested restricted stock units. This cost is expected to be recognized over a weighted-average period of 42 months.

The activity related to restricted stock units is as follows:

	Nonvested	Vested	Total	Average Grant Date Fair Value Per Share
Outstanding, December 31, 2017	225,807	199,630	425,437	$38.41
Granted	111,988	—	111,988	$48.36
Vested	(141,281)	141,281	—
Converted	—	(196,915)	(196,915)	$38.26
Cancelled	(39,301)	—	(39,301)	$46.00
Dividend equivalents	1,168	7,418	8,586	$52.37
Outstanding, December 31, 2018	158,381	151,414	309,795	$41.26
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
The activity related to deferred compensation for equity award units granted to both employees and non-employee directors combined is as follows:

Total
Outstanding, December 31, 2017	365,048
Deferred	37,127
Converted	(23,217)
Dividend equivalents	11,396
Outstanding, December 31, 2018	390,354

F 28	FORM 10-K SONOCO 2018 ANNUAL REPORT

Deferred compensation for employees and directors of $1,452, $2,850, and $2,721, which will be settled in Company stock at retirement, was deferred during 2018, 2017, and 2016, respectively.
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
On February 4, 2009, the U.S. qualified defined benefit pension plan was amended to freeze plan benefits for all active participants effective December 31, 2018. Remaining active participants in the U.S. qualified plan became eligible for SRC contributions effective January 1, 2019.
The components of net periodic benefit cost include the following:

	2018	2017	2016
Retirement Plans
Service cost	$18,652	$18,543	$19,508
Interest cost	54,970	55,873	59,719
Expected return on plan assets	(91,021)	(81,212)	(85,466)
Amortization of prior service cost	916	910	809
Amortization of net actuarial loss	37,391	39,209	39,009
Effect of settlement loss	730	32,761	—
Effect of curtailment loss	256	—	—
Net periodic benefit cost	$21,894	$66,084	$33,579
Retiree Health and Life Insurance Plans
Service cost	$297	$313	$309
Interest cost	452	463	482
Expected return on plan assets	(1,135)	(1,636)	(1,579)
Amortization of prior service credit	(498)	(499)	(498)
Amortization of net actuarial gain	(1,120)	(759)	(667)
Net periodic benefit income	$(2,004)	$(2,118)	$(1,953)

F 29	FORM 10-K SONOCO 2018 ANNUAL REPORT

The following tables set forth the Plans’ obligations and assets at December 31:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2018	2017	2018	2017
Change in Benefit Obligation
Benefit obligation at January 1	$1,837,938	$1,777,424	$15,691	$17,568
Service cost	18,652	18,543	297	313
Interest cost	54,970	55,873	452	463
Plan participant contributions	429	391	620	744
Plan amendments	155	639	—	—
Actuarial loss/(gain)	(115,153)	99,402	(398)	(1,249)
Benefits paid	(93,053)	(81,547)	(2,569)	(2,183)
Impact of foreign exchange rates	(21,636)	29,753	(45)	35
Effect of settlements	(2,210)	(62,540)	—	—
Effect of curtailments	(253)	—	—	—
Acquisitions	4,438	—	—	—
Benefit obligation at December 31	$1,684,277	$1,837,938	$14,048	$15,691

	Retirement Plans		Retiree Health and Life Insurance Plans
	2018	2017	2018	2017
Change in Plan Assets
Fair value of plan assets at January 1	$1,494,713	$1,325,389	$27,177	$23,848
Actual return on plan assets	(78,447)	198,071	(915)	3,986
Company contributions	24,524	93,662	(13,302)	851
Plan participant contributions	429	443	620	744
Benefits paid	(93,053)	(81,547)	(2,569)	(2,183)
Impact of foreign exchange rates	(22,380)	29,460	—	—
Effect of settlements	(2,210)	(62,540)	—	—
Expenses paid	(6,670)	(8,225)	(92)	(69)
Acquisitions	1,926	—	—	—
Fair value of plan assets at December 31	$1,318,832	$1,494,713	$10,919	$27,177
Funded Status of the Plans	$(365,445)	$(343,225)	$(3,129)	$11,486

The negative contribution reported in 2018 for the Company's Retiree Health and Life Insurance Plans reflects $14,025 of cash withdrawn from a collectively bargained VEBA in 2018 pursuant to an IRS private letter ruling dated April 1, 2018, permitting the Company to amend the VEBA to provide benefits to active, non-collectively bargained employees in addition to retired collectively bargained employees.

	Retirement Plans		Retiree Health and Life Insurance Plans
	2018	2017	2018	2017
Total Recognized Amounts in the Consolidated Balance Sheets
Noncurrent assets	$18,520	$24,380	$—	$12,851
Current liabilities	(12,935)	(13,220)	(983)	(820)
Noncurrent liabilities	(371,030)	(354,385)	(2,146)	(545)
Net (liability)/asset	$(365,445)	$(343,225)	$(3,129)	$11,486
Items not yet recognized as a component of net periodic pension cost that are included in Accumulated Other Comprehensive Loss (Income) as of December 31, 2018 and 2017, are as follows:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2018	2017	2018	2017
Net actuarial loss/(gain)	$646,254	$625,831	$(6,964)	$(9,822)
Prior service cost/(credit)	5,514	3,780	(777)	(1,275)
	$651,768	$629,611	$(7,741)	$(11,097)

F 30	FORM 10-K SONOCO 2018 ANNUAL REPORT

The amounts recognized in Other Comprehensive Loss/(Income) include the following:

	Retirement Plans			Retiree Health and Life Insurance Plans
	2018	2017	2016	2018	2017	2016
Adjustments arising during the period:
Net actuarial loss/(gain)	$58,544	$(10,732)	$56,060	$1,738	$(3,525)	$(1,449)
Prior service cost/(credit)	2,906	639	1,069	—	—	—
Net settlements/curtailments	(986)	(32761)	—	—	—	—
Reversal of amortization:
Net actuarial (loss)/gain	(37,391)	(39,209)	(39,009)	1,120	759	667
Prior service (cost)/credit	(916)	(910)	(809)	498	499	498
Total recognized in other comprehensive loss/(income)	$22,157	$(82,973)	$17,311	$3,356	$(2,267)	$(284)
Total recognized in net periodic benefit cost and other comprehensive loss/(income)	$44,051	$(16,889)	$50,890	$1,352	$(4,385)	$(2,237)
Of the amounts included in Accumulated Other Comprehensive Loss/(Income) as of December 31, 2018, the portions the Company expects to recognize as components of net periodic benefit cost in 2019 are as follows:

	Retirement Plans	Retiree Health and Life Insurance Plans
Net actuarial loss/(gain)	$36,192	$(780)
Prior service cost/(credit)	879	(498)
	$37,071	$(1,278)
The accumulated benefit obligation for all defined benefit plans was $1,668,396 and $1,810,462 at December 31, 2018 and 2017, respectively.
The projected benefit obligation (PBO), accumulated benefit obligation (ABO) and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were, $1,397,040, $1,391,129 and $1,013,173, respectively, as of December 31, 2018, and $1,554,395, $1,538,350 and $1,186,789, respectively, as of December 31, 2017.
The following table sets forth the Company’s projected benefit payments for the next ten years:

Year	Retirement Plans	Retiree Health and Life Insurance Plans
2019	$93,875	$1,491
2020	$95,990	$1,383
2021	$94,006	$1,360
2022	$95,628	$1,299
2023	$97,657	$1,239
2022-2026	$509,790	$5,480

Assumptions
The following tables set forth the major actuarial assumptions used in determining the PBO, ABO and net periodic cost:

Weighted-average assumptions used to determine benefit obligations at December 31	U.S. Retirement Plans	U.S. Retiree Health and Life Insurance Plans	Foreign Plans
Discount Rate
2018	4.24%	4.02%	3.11%
2017	3.59%	3.36%	2.78%
Rate of Compensation Increase
2018	—%	3.06%	3.65%
2017	3.40%	3.28%	3.62%

F 31	FORM 10-K SONOCO 2018 ANNUAL REPORT

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31	U.S. Retirement Plans	U.S. Retiree Health and Life Insurance Plans	Foreign Plans
Discount Rate
2018	3.59%	3.36%	2.78%
2017	4.12%	3.70%	2.95%
2016	4.36%	3.78%	3.71%
Expected Long-term Rate of Return
2018	6.87%	6.95%	4.84%
2017	6.86%	6.98%	4.52%
2016	7.47%	7.31%	4.75%
Rate of Compensation Increase
2018	3.40%	3.28%	3.62%
2017	3.60%	3.32%	3.65%
2016	3.69%	3.36%	3.52%
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

Healthcare Cost Trend Rate	Pre-age 65	Post-age 65
2018	6.50%	6.50%
2017	6.75%	6.75%
Ultimate Trend Rate	Pre-age 65	Post-age 65
2018	4.50%	4.50%
2017	4.50%	4.50%
Year at which the Rate Reaches the Ultimate Trend Rate	Pre-age 65	Post-age 65
2018	2026	2026
2017	2026	2026

Increasing the assumed trend rate for healthcare costs by one percentage point would increase the accumulated postretirement benefit obligation (the APBO) and total service and interest cost component approximately $128 and $11, respectively. Decreasing the assumed trend rate for healthcare costs by one percentage point would decrease the APBO and total service and interest cost component approximately $119 and $10, respectively. Based on amendments to the U.S. plan approved in 1999, which became effective in 2003, cost increases borne by the Company are limited to the Urban CPI, as defined.
Plan settlements, changes and amendments
The Company recognized settlement charges totaling $730 in 2018 resulting primarily from payments made to certain participants of the Company's Canadian pension plan who elected a lump sum distribution option upon retirement.
In February 2017, the Company initiated a program to settle a portion of the projected benefit obligation (PBO) relating to terminated vested participants in the U.S. qualified retirement plans through either a single, lump-sum payment or the purchase of an annuity. The terminated vested population comprised approximately 15% of the beginning of year PBO of these plans. The Company successfully settled approximately 47% of the PBO for the terminated vested plan participants. As a result of these and other smaller settlements, the Company recognized non-cash settlement charges of $32,761 in 2017. All settlement payments were funded from plan assets and did not require the Company to make any additional cash contributions.

F 32	FORM 10-K SONOCO 2018 ANNUAL REPORT

Retirement plan assets
The following table sets forth the weighted-average asset allocations of the Company’s retirement plans at 2018 and 2017, by asset category.

Asset Category		U.S.	U.K.	Canada
Equity securities	2018	48.3%	38.9%	55.4%
	2017	51.7%	44.7%	71.7%
Debt securities	2018	38.4%	60.5%	44.0%
	2017	37.1%	54.7%	27.9%
Alternative	2018	13.3%	—%	—%
	2017	11.2%	—%	—%
Cash and short-term investments	2018	—%	0.6%	0.6%
	2017	—%	0.6%	0.4%
Total	2018	100.0%	100.0%	100.0%
	2017	100.0%	100.0%	100.0%
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
At December 31, 2018, postretirement benefit plan assets totaled $1,329,751, of which $995,207 were assets of the U.S. Defined Benefit Plans.
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
Canada defined benefit plan
The equity investments consist of direct ownership and funds and are diversified among Canadian and international stocks of primarily large capitalizations and short to intermediate duration corporate and government bonds. The current target allocation (midpoint) for the investment portfolio is: Equity Securities – 53%, Debt Securities – 45%, Alternative – 0% and Cash – 2%.
Retiree health and life insurance plan assets
The following table sets forth the weighted-average asset allocations by asset category of the Company’s retiree health and life insurance plan.

Asset Category	2018	2017
Equity securities	48.3%	63.6%
Debt securities	38.4%	30.8%
Alternative	13.3%	5.4%
Cash	—%	0.2%
Total	100.0%	100.0%

Contributions
Based on current actuarial estimates, the Company anticipates that the total contributions to its retirement plans and retiree health and life insurance plans, excluding contributions to the Sonoco Savings Plan, will be approximately $31,000 in 2019. No assurances can be made, however, about funding requirements beyond 2019, as they will depend largely on actual investment returns and future actuarial assumptions.
Sonoco Savings and Retirement Plan
The Sonoco Savings and Retirement Plan is a defined contribution retirement plan provided for certain of the Company’s U.S. employees. The plan is comprised of both an elective and non-elective component.
The elective component of the plan, which is designed to meet the requirements of section 401(k) of the Internal Revenue Code, allows participants to set aside a portion of their wages and salaries for retirement and encourages saving by matching a portion of their contributions with contributions from the Company. The plan provides for participant contributions of 1% to 100% of gross pay. Since January 1, 2010, the Company has matched 50% on the first 4% of compensation contributed by the participant as pretax contributions which are immediately fully vested. The Company’s expenses related to the plan for 2018, 2017 and 2016 were approximately $12,500, $11,200 and $11,400, respectively.

F 33	FORM 10-K SONOCO 2018 ANNUAL REPORT

The non-elective component of the plan, the Sonoco Retirement Contribution (SRC), is available to certain employees who are not currently active participants in the Company’s U.S. qualified defined benefit pension plan. The SRC provides for an annual Company contribution of 4% of all eligible pay plus 4% of eligible pay in excess of the Social Security wage base to eligible participant accounts. Participants are fully vested after three years of service or upon reaching age 55, if earlier. The Company’s expenses related to the plan for 2018, 2017 and 2016 were approximately $14,995, $14,540 and $13,655, respectively. Cash contributions to the SRC totaled $14,151, $14,066 and $13,352 in 2018, 2017 and 2016, respectively.
Other plans
The Company also provides retirement and postretirement benefits to certain other non-U.S. employees through various Company-sponsored and local government sponsored defined contribution arrangements. For the most part, the liabilities related to these arrangements are funded in the period they arise. The Company’s expenses for these plans were not material for all years presented.
14. Income taxes
The provision for taxes on income for the years ended December 31 consists of the following:

	2018	2017	2016
Pretax income
Domestic	$225,442	$168,180	$318,702
Foreign	153,089	146,374	122,575
Total pretax income	$378,531	$314,554	$441,277
Current
Federal	$37,345	$120,398	$110,567
State	6,164	5,623	10,808
Foreign	38,648	40,328	40,788
Total current	$82,157	$166,349	$162,163
Deferred
Federal	$(5,571)	$(16,797)	$(861)
State	(738)	$3,499	(869)
Foreign	(840)	(6,462)	4,198
Total deferred	$(7,149)	$(19,760)	$2,468
Total taxes	$75,008	$146,589	$164,631
Deferred tax liabilities/(assets) are comprised of the following at December 31:

	2018	2017
Property, plant and equipment	$102,007	$83,584
Intangibles	178,883	174,395
Gross deferred tax liabilities	$280,890	$257,979
Retiree health benefits	$(2,989)	$595
Foreign loss carryforwards	(57,581)	(59,975)
U.S. Federal loss and credit carryforwards	(86,655)	(17,977)
Capital loss carryforwards	(2,757)	—
Employee benefits	(114,872)	(115,771)
Accrued liabilities and other	(102,349)	(100,031)
Gross deferred tax assets	$(367,203)	$(293,159)
Valuation allowance on deferred tax assets	$103,289	$47,200
Total deferred taxes, net	$16,976	$12,020
The Company has total federal net operating loss carryforwards of approximately $67,700 remaining at December 31, 2018. These losses are limited based upon future taxable earnings of the respective entities and expire between 2030 and 2037. U.S. foreign tax credit carryforwards of approximately $71,800 exist at December 31, 2018 and expire in 2027. Foreign subsidiary loss carryforwards of approximately $226,700 remain at December 31, 2018. Their use is limited to future taxable earnings of the respective foreign subsidiaries or filing groups. Approximately $207,500 of these loss carryforwards do not have an expiration date. Of the remaining foreign subsidiary loss carryforwards, approximately $8,800 expire within the next five years and approximately $10,400 expire between 2024 and 2037. Foreign subsidiary capital loss carryforwards of approximately $15,700 exist at December 31, 2018 and do not have an expiration date. Their use is limited to future capital gains of the respective foreign subsidiaries.
Approximately $10,500 in tax value of state loss carryforwards and $17,300 of state credit carryforwards remain at December 31, 2018. These state loss and credit carryforwards are limited based upon future taxable earnings of the respective entities and expire between 2019 and 2038. State loss and credit carryforwards are reflected at their "tax" value, as opposed to the amount of expected gross deduction due to the vastly different apportionment and statutory tax rates applicable to the various entities and states in which they file.

F 34	FORM 10-K SONOCO 2018 ANNUAL REPORT

A reconciliation of the U.S. federal statutory tax rate to the actual consolidated tax expense is as follows:

	2018		2017		2016
Statutory tax rate	$79,491	21.0%	$110,094	35.0%	$154,447	35.0%
State income taxes, net of federal tax benefit	7,534	2.0%	4,780	1.5%	7,477	1.7%
Valuation allowance	(14,902)	(3.9)%	(3,333)	(1.1)%	639	0.1%
Tax examinations including change in reserve for uncertain tax positions	(3,076)	(0.8)%	4,895	1.6%	732	0.2%
Adjustments to prior year deferred taxes	(1,899)	(0.5)%	(1,415)	(0.4)%	(2,401)	(0.5)%
Foreign earnings taxed at other than U.S. rates	8,224	2.2%	(16,233)	(5.2)%	(15,930)	(3.6)%
Disposition of business	—	—	537	0.2%	22,810	5.2%
Effect of tax rate changes	(6,218)	(1.6)%	(22,183)	(7.1)%	2,517	0.6%
Deduction related to qualified production activities	341	0.1%	(5,384)	(1.7)%	(5,215)	(1.2)%
Transition tax	3,647	1.0%	76,933	24.5%	—	—
Tax credits	(10,083)	(2.7)%	(1,197)	(0.4)%	(1,100)	(0.2)%
Global intangible low-taxed income (GILTI)	12,878	3.4%	—	—	—	—
Foreign-derived intangible income	(1,174)	(0.3)%	—	—	—	—
Other, net	245	0.1%	(905)	(0.3)%	655	0.1%
Total taxes	$75,008	19.8%	$146,589	46.6%	$164,631	37.3%

On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Act") was signed into law making significant changes to the Internal Revenue Code. Changes provided by the Tax Act included a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, a change in methodology for taxation of earnings from non-US operations, and a one-time transition tax on certain accumulated foreign earnings as of December 31, 2017. As a result of the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As explained below, the Company has finalized the provisional tax impacts related to the one-time transition tax and the revaluation of deferred tax assets and liabilities, recognized the additional impact in its consolidated financial statements for the year ended December 31, 2018, and finalized its indefinite reinvestment assertion.
The Company has recorded $4,152 of additional benefit related to applying the decrease in the corporate tax rate to deferred income taxes and $3,647 of additional income tax expense related to the one-time transition tax. The total amount of the one-time transition tax on certain accumulated foreign earnings was $80,580. Under the provisions of the Tax Act, the transition tax is payable in installments over a period of 8 years. The first installment was paid in 2018 with the filing of the Company's 2017 federal  income tax return. The second installment, due during 2019, has been paid using the Company's regular 2018 estimated federal tax installments and the liability is further reduced by the deemed overpayment of federal income taxes. The remaining obligation of $61,777 is included in "Other Liabilities" in the Company's Consolidated Balance Sheet at December 31, 2018.
The change in “Tax examinations including change in reserve for uncertain tax positions” is shown net of associated deferred taxes and accrued interest. Included in the change are net increases in reserves for uncertain tax positions of approximately $1,700, $2,600 and $3,000 for uncertain items arising in 2018, 2017 and 2016, respectively, combined with adjustments related to prior year items, primarily decreases related to lapses of statutes of limitations in international, federal and state jurisdictions as well as overall changes in facts and judgment. These adjustments decreased the reserve by a total of approximately $(2,900), $(2,300) and $(2,300) in 2018, 2017 and 2016, respectively.
In many of the countries in which the Company operates, earnings are taxed at rates different  than in the U.S. This difference is reflected in “Foreign earnings taxed at other than U.S. rates” along with other items, if any, that impacted taxes on foreign earnings in the periods presented.
The effect on tax expense for "Disposition of business" in 2016 relates to the sale of the Company's rigid plastic blow molding operations, its retail security packaging operation in Juncos, Puerto Rico, and its paper mill in France. The above adjustment reflects the recognition of tax gains in excess of book gains due to basis differences, and losses on which no future tax benefit will be recognized.
The benefits included in “Adjustments to prior year deferred taxes” for each of the years presented consist primarily of adjustments to deferred tax assets and liabilities arising from changes in estimates. The benefits included in the "Effect of tax rate changes enacted during the year" for 2018 includes adjustments to the 2017 benefits related to the revaluation of deferred tax assets and liabilities due to the enactment of the Tax Act as well as changes in state, local and foreign tax rates. The 2017 benefit relates primarily to changes made as a result of the Tax Act.
The benefits included in "Valuation allowance" include a benefit of $16,100 related to the revaluation of the valuation allowance on foreign tax credits due to the Tax Act.
Of the $10,083 of tax credits for 2018, $8,319 directly offsets the $12,878 of GILTI tax, resulting in a net GILTI tax of $4,559.
The Company maintains its assertion that its undistributed foreign earnings are indefinitely reinvested and, accordingly, has not recorded any deferred income tax liabilities that would be due if those earnings were repatriated. As of December 31, 2018, these undistributed earnings total $868,395. While the majority of these earnings have already been taxed in the U.S., a portion would be subject to foreign withholding and U.S. income taxes and credits if distributed. The tax cost is not practical to determine.

F 35	FORM 10-K SONOCO 2018 ANNUAL REPORT

Reserve for uncertain tax positions
The following table sets forth the reconciliation of the gross amounts of unrecognized tax benefits at the beginning and ending of the periods indicated:

	2018	2017	2016
Gross Unrecognized Tax Benefits at January 1	$17,100	$17,700	$17,200
Increases in prior years’ unrecognized tax benefits	—	700	1,400
Decreases in prior years’ unrecognized tax benefits	(700)	(2,400)	(3,500)
Increases in current year's unrecognized tax benefits	1,200	1,600	3,000
Decreases in unrecognized tax benefits from the lapse of statutes of limitations	(2,600)	(300)	(100)
Settlements	(600)	(200)	(300)
Gross Unrecognized Tax Benefits at December 31	$14,400	$17,100	$17,700
Of the unrecognized tax benefit balances at December 31, 2018 and December 31, 2017, approximately $13,500 and $15,500, respectively, would have an impact on the effective tax rate if ultimately recognized.
Interest and/or penalties related to income taxes are reported as part of income tax expense. The Company had approximately $2,100 and $2,300 accrued for interest related to uncertain tax positions at December 31, 2018 and December 31, 2017, respectively. Tax expense for the year ended December 31, 2018, includes approximately $200 of interest benefit, which is comprised of an interest benefit of approximately $700 related to the adjustment of prior years' items and interest expense of $500 on unrecognized tax benefits. The amounts listed above for accrued interest and interest expense do not reflect the benefit of a federal tax deduction which would be available if the interest were ultimately paid.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2012.
The Company believes that it is reasonably possible that the amount reserved for uncertain tax positions at December 31, 2018 will decrease by approximately $2,600 over the next twelve months. This change includes the anticipated increase in reserves related to existing positions offset by settlements of issues currently under examination and the release of existing reserves due to the expiration of the statute of limitations. Although the Company's estimate for the potential outcome for any uncertain tax issue is highly judgmental, management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the effective tax rate may fluctuate significantly on a quarterly basis. The Company has operations in many countries outside of the United States and the taxes paid on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that loss of those benefits would have a material effect on the Company's overall effective tax rate.
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
In January 2018, the FASB released guidance on accounting for the global intangible low-taxed income ("GILTI") provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that, subject to an accounting policy election, it will be acceptable to either recognize deferred taxes for temporary differences expected to reverse as GILTI or treat the effects of such a reversal as a current tax item if and when incurred. The Company has elected the current method, and will recognize GILTI tax liability as a current tax item in future periods when incurred.

15. Revenue Recognition
The Company adopted ASC 606, "Revenue from Contracts with Customers," as of January 1, 2018. The impact of the adoption was the recognition of a $1,721 increase in the Company's beginning retained earnings. See impact of adoption in Note 3 and additional discussion in Note 2 to these consolidated financial statements.
The Company records revenue when control is transferred to the customer, which is either upon shipment or over time in cases where the Company is entitled to payment with margin for products produced that are customer specific without alternative use. The Company recognizes over time revenue under the input method as goods are produced. Revenue that is recognized at a point in time is recognized when the customer obtains control of the goods. Customers obtain control either when goods are delivered to the customer facility, if the Company is

F 36	FORM 10-K SONOCO 2018 ANNUAL REPORT

responsible for arranging transportation, or when picked up by the customer's designated carrier. The Company commonly enters into Master Supply Arrangements (MSA) with customers to provide goods and/or services over specific time periods. Customers submit purchase orders with quantities and prices to create a contract for accounting purposes. Shipping and handling expenses are included in "Cost of Sales," and freight charged to customers is included in "Net Sales" in the Company's Consolidated Statements of Income.

The Company has rebate agreements with certain customers. These rebates are recorded as reductions of sales and are accrued using sales data and rebate percentages specific to each customer agreement. Accrued customer rebates are included in "Accrued expenses and other" in the Company's Consolidated Balance Sheets.

Payment terms under the Company's arrangements are short term in nature, generally no longer than 120 days. The Company does provide prompt payment discounts to certain customers if invoices are paid within a predetermined period. Prompt payment discounts are treated as a reduction of revenue and are determinable within a short period after the originating sale.

The following table sets forth information about contract assets and liabilities from contracts with customers. The balances of the contract assets and liabilities are located in "Other receivables" and "Accrued expenses and other" on the Consolidated Balance Sheets.

	December 31, 2018	January 1, 2018 As Adjusted
Contract Assets	48,786	45,877
Contract Liabilities	(18,533)	(17,736)

Significant changes in the contract assets and liabilities balances during the period were as follows:

	December 31, 2018		January 1, 2018 As Adjusted
	Contract Asset	Contract Liability	Contract Asset	Contract Liability
Beginning balance	45,877	(17,736)	$—	(12,521)
Revenue deferred or rebates accrued	—	(19,730)	—	—
Recognized as revenue	—	1,652	—	—
Rebates paid to customers	—	17,281	—	—
Increases due to rights to consideration for customer specific goods produced, but not billed during the period	48,786	—	—	—
Transferred to receivables from contract assets recognized at the beginning of the period	(45,877)	—	—	—
Increase as a result of cumulative catch-up arising from changes in the estimate of completion, excluding amounts transferred to receivables during the period	—	—	45,877	(5,215)
Impairment of contract asset	—	—	—	—
Ending balance	$48,786	$(18,533)	$45,877	$(17,736)

Contract assets and liabilities are generally short in duration given the nature of products produced by the Company. Contract assets represents goods produced without alternative use for which the Company is entitled to payment with margin prior to shipment. Upon shipment, the Company is entitled to bill the customer, and therefore amounts included in contract assets will be reduced with the recording of an account receivable as they represent an unconditional right to payment. Contract liabilities represent revenue deferred due to pricing mechanisms utilized by the Company in certain multi-year arrangements, volume rebates, and receipts of advanced payments. For multi-year arrangements with pricing mechanisms, the Company will generally defer revenue during the initial term of the arrangement, and will release the deferral over the back half of the contract term. The Company's reportable segments are aligned by product nature as disclosed in Note 18.

F 37	FORM 10-K SONOCO 2018 ANNUAL REPORT

The following table sets forth information about revenue disaggregated by primary geographic regions, and timing of revenue recognition for the year-ended December 31, 2018. The table also includes a reconciliation of disaggregated revenue with reportable segments.

Year Ended	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions
Primary geographical markets:
United States	1,676,204	290,295	1,108,735	415,135
Europe	418,129	294,156	354,705	25,664
Canada	115,183	—	131,025	—
Asia	69,242	—	178,509	3,548
Other	81,241	7,858	137,979	83,330
Total	2,359,999	592,309	1,910,953	527,677
Timing of revenue recognition:
Products transferred at a point in time	1,440,662	248,034	1,808,997	444,624
Products transferred over time	919,337	344,275	101,956	83,053
Total	2,359,999	592,309	1,910,953	527,677

16. Commitments and contingencies
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

Spartanburg
In connection with its acquisition of Tegrant in November 2011, the Company identified potential environmental contamination at a site in Spartanburg, South Carolina. The total remediation cost of the Spartanburg site was estimated to be $17,400 at the time of the acquisition and an accrual in this amount was recorded on Tegrant’s opening balance sheet. Since the acquisition, the Company has spent a total of $1,453 on remediation of the Spartanburg site. During previous years, the Company has increased its reserves for this site by a total of $17 in order to reflect its best estimate of what it is likely to pay in order to complete the remediation. At December 31, 2018 and 2017, the Company's accrual for environmental contingencies related to the Spartanburg site totaled $15,964 and $16,504, respectively. The Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts accrued with respect to this exposure. However, the Company does not believe that the resolution of this matter has a reasonable possibility of having a material adverse effect on the Company's financial statements.

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

Summary
As of December 31, 2018 and 2017, the Company (and its subsidiaries) had accrued $20,100 and $20,306, respectively, related to environmental contingencies. These accruals are included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets.
Other legal and regulatory matters
As described more fully in Note 14 to these Consolidated Financial Statements, the Company has received a final Revenue Agent's Report ("RAR") from the IRS proposing an adjustment to income for the 2013 tax year. The incremental tax liability associated with the proposed adjustment would be approximately $89,000, excluding interest and penalties. On January 22, 2018, the Company filed a protest to the proposed deficiency with the IRS. The Company received a rebuttal of its protest from the IRS on July 10, 2018, and the matter has now been referred to the Appeals Division of the IRS. The Company strongly believes the position of the IRS with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that the Company's previously reported income tax provision for the year in question is appropriate. However, there can be no assurance that this matter will be resolved in the Company's favor. Regardless of whether the matter is resolved in the Company's favor, the final resolution of this matter could be expensive and time consuming to defend and/or settle. While the Company believes that the amount of tax originally paid with respect to this distribution is correct, and accordingly has not provided additional reserve for tax uncertainty, there is still a possibility that an adverse outcome of the matter could have a material effect on its results of operations and financial condition.

F 38	FORM 10-K SONOCO 2018 ANNUAL REPORT

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
Commitments
As of December 31, 2018, the Company had long-term obligations to purchase electricity and steam, which it uses in its production processes, as well as long-term purchase commitments for certain raw materials, principally old corrugated containers. These purchase commitments require the Company to make total payments of approximately $164,500, as follows: $81,100 in 2019; $55,700 in 2020; $11,300 in 2021, $8,200 in 2022 and a total of $8,200 from 2023 through 2027.
17. Shareholders’ equity and earnings per share
Stock repurchases
The Company occasionally repurchases shares of its common stock to satisfy employee tax withholding obligations in association with the exercise of stock appreciation rights and performance-based stock awards. These repurchases, which are not part of a publicly announced plan or program, totaled 266,652 shares during 2018, 119,349 shares during 2017, and 148,129 shares during 2016, at a cost of $14,561, $6,335 and $6,739, respectively.

On February 10, 2016, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. During 2016, a total of 2,030,389 shares were repurchased under this authorization at a cost of $100,000. No shares were repurchased during 2017 and 2018. Accordingly, at December 31, 2018, a total of 2,969,611 shares remain available for repurchase under this authorization.

Earnings per share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	2018	2017	2016
Numerator:
Net income attributable to Sonoco	$313,560	$175,345	$286,434
Denominator:
Weighted average common shares outstanding	100,539	100,237	101,093
Dilutive effect of stock-based compensation	477	615	689
Diluted outstanding shares	101,016	100,852	101,782
Per common share:
Net income attributable to Sonoco:
Basic	$3.12	$1.75	$2.83
Diluted	$3.10	$1.74	$2.81
No adjustments were made to reported net income in the computation of earnings per share.
The Company paid dividends totaling $1.62, $1.54, and $1.46 per share in 2018, 2017 and 2016, respectively.
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

The average number of shares that were not dilutive and therefore not included in the computation of diluted income per share was as follows for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Anti-dilutive stock appreciation rights	786	487	357
These stock appreciation rights may become dilutive in future periods if the market price of the Company’s common stock appreciates.
Noncontrolling interests
In 1994, the Company entered into a joint venture agreement with two partners in Asia for the manufacturing and marketing of products in the Asian markets. Prior to December 31, 2018, the Company owned a controlling interest of 79.25% of the joint venture and consolidated the net assets of the Asia joint venture. On December 31, 2018, the Company acquired the 19.08% ownership interest of PFE Hong Kong Limited, one of the joint venture partners, for $35,000 in cash, bringing the Company’s total ownership in the Asia joint venture to 98.33%. As a result of the purchase, the Company wrote off the $11,695 book value of the noncontrolling interest and recorded a $23,305 reduction in Capital in Excess of Stated Value. One of the Company's directors, Harry A. Cockrell, is a principal shareholder of PFE Hong Kong Limited.

On October 1, 2018, the Company completed the acquisition of the remaining 70% interest in Conitex Sonoco (see Note 4). The acquisition of Conitex Sonoco included joint ventures in Indonesia and China in which the Company owns a controlling interest. The noncontrolling interests relating to these joint ventures were recorded on the opening balance sheet at their fair value of $2,655.

During the third quarter of 2017, the Company recorded a $1,341 noncontrolling interest related to the creation of a joint venture for the manufacture of tubes and cores from a facility in Saudi Arabia. The Company owns a 51% share in the joint venture and the assets have been consolidated.

F 39	FORM 10-K SONOCO 2018 ANNUAL REPORT

18. Segment reporting
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
The following table sets forth financial information about each of the Company's business segments:

	Years ended December 31
	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Corporate	Consolidated
Total Revenue
2018	$2,363,292	$595,855	$2,042,732	$529,324	$—	$5,531,203
2017	2,129,022	511,099	2,007,321	540,665	—	5,188,107
2016	2,048,621	522,955	1,793,512	527,450	—	4,892,538
Intersegment Sales[1]
2018	$3,293	$3,546	$131,779	$1,647	$—	$140,265
2017	5,557	2,863	141,141	1,896	—	151,457
2016	5,509	2,542	100,059	1,551	—	109,661
Sales to Unaffiliated Customers
2018	$2,359,999	$592,309	$1,910,953	$527,677	$—	$5,390,938
2017	2,123,465	508,236	1,866,180	538,769	—	5,036,650
2016	2,043,112	520,413	1,693,453	525,899	—	4,782,877
Income Before Income Taxes[2]
2018	$224,505	$13,291	$211,122	$42,902	$(113,289)	$378,531
2017	255,759	2,632	161,591	42,357	(147,785)	314,554
2016	245,573	14,922	136,487	51,753	(7,458)	441,277
Identifiable Assets[3]
2018	$1,993,417	$440,972	$1,472,148	$535,443	$141,485	$4,583,465
2017	1,890,516	480,892	1,346,391	552,425	287,497	4,557,721
2016	1,447,886	446,906	1,164,365	573,949	290,097	3,923,203
Depreciation, Depletion and Amortization[4]
2018	$116,841	$18,020	$74,434	$26,950	$—	$236,245
2017	98,882	17,090	74,850	26,803	—	217,625
2016	88,875	16,716	74,742	24,849	—	205,182
Capital Expenditures
2018	$66,659	$19,849	$91,423	$5,879	$8,764	$192,574
2017	63,617	23,908	61,443	19,031	20,914	188,913
2016	86,369	11,542	60,601	12,860	15,369	186,741

[1]	Intersegment sales are recorded at a market-related transfer price.

F 40	FORM 10-K SONOCO 2018 ANNUAL REPORT

[2]	Included in Corporate are interest income, interest expense, restructuring, asset impairment charges, gains from the sale of a business, property insurance settlement gains, non-operating pension costs, and other non-operational income and expenses associated with the following segments:

	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Corporate	Total
2018	$18,391	$19,046	$11,773	$1,529	$4,391	$55,130
2017	9,990	2,082	24,281	3,071	88,377	127,801
2016	(80,500)	7,883	27,567	1,018	(67)	(44,099)

The remaining amounts reported as Corporate consist of interest expense, interest income, non-operating pension costs, and other non-operational income and expenses not associated with a particular segment.
[3]	Identifiable assets are those assets used by each segment in its operations. Corporate assets consist primarily of cash and cash equivalents, investments in affiliates, headquarters facilities, deferred income taxes and prepaid expenses.
[4]	Depreciation, depletion and amortization incurred at Corporate are allocated to the reportable segments.
Geographic regions
Sales to unaffiliated customers and long-lived assets by geographic region are as follows:

	2018	2017	2016
Sales to Unaffiliated Customers
United States	$3,490,369	$3,263,975	$3,112,016
Europe	1,092,654	981,178	951,783
Canada	246,208	245,992	268,556
All other	561,707	545,505	450,522
Total	$5,390,938	$5,036,650	$4,782,877
Long-lived Assets
United States	$1,953,391	$1,962,196	$1,671,168
Europe	641,600	659,615	599,698
Canada	113,782	120,062	111,452
All other	241,767	108,395	101,828
Total	$2,950,540	$2,850,268	$2,484,146
Sales are attributed to countries/regions based upon the plant location from which products are shipped. Long-lived assets are comprised of property, plant and equipment, goodwill, intangible assets and investment in affiliates (see Notes 7 and 8).
19. Accumulated other comprehensive loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable, for the years ended December 31, 2018 and 2017:

	Foreign Currency Items	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$(286,498)	$(453,821)	$1,939	$(738,380)
Other comprehensive income/(loss) before reclassifications	88,003	9,840	2,266	100,109
Amounts reclassified from accumulated other comprehensive loss to net income	—	49,849	(4,675)	45,174
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	64	64
Other comprehensive income/(loss)	88,003	59,689	(2,345)	145,347
Balance at December 31, 2017	$(198,495)	$(467,136)	$(641)	$(666,272)
Other comprehensive income/(loss) before reclassifications	(53,504)	(50,232)	(1,380)	(105,116)
Amounts reclassified from accumulated other comprehensive loss to net income	897	29,988	71	30,956
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	(305)	(305)
Other comprehensive income/(loss)	(52,607)	(20,244)	(1,614)	(74,465)
Amounts reclassified from accumulated other comprehensive loss to retained earnings	—	—	(176)	(176)
Balance at December 31, 2018	$(251,102)	$(487,380)	$(2,431)	$(740,913)

F 41	FORM 10-K SONOCO 2018 ANNUAL REPORT

"Other comprehensive income/(loss) before reclassifications" during 2017, includes $5,071 of "Defined Benefit Pension Items" related to the release of a portion of the valuation allowance on deferred tax assets related to the pension plan of a foreign subsidiary.

The following table summarizes the amounts reclassified from accumulated other comprehensive loss and the affected line items in the consolidated statements of net income for the years ended December 31, 2018 and 2017:

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Twelve Months Ended December 31, 2018	Twelve Months Ended December 31, 2017	Affected Line Item in the Consolidated Statements of Net Income
Foreign currency items
Amounts reclassified to net income	$(897)	$—	Selling, general and administrative expenses
	(897)	—

Defined benefit pension items
Effect of settlement loss(a)	(730)	(32,761)	Non-operating pension cost
Effect of curtailment loss (a)	(256)	—	Non-operating pension cost
Amortization of defined benefit pension items	(36,689)	(38,861)	Non-operating pension cost
	(37,675)	(71,622)
	7,687	21,773	Provision for income taxes
	(29,988)	(49,849)	Net income

Gains and losses on cash flow hedges
Foreign exchange contracts	(203)	11,738	Net Sales
Foreign exchange contracts	(20)	(6,764)	Cost of sales
Commodity contracts	115	1,667	Cost of sales
	(108)	6,641	Income before income taxes
	37	(1,966)	Provision for income taxes
	(71)	4,675	Net income

Total reclassifications for the period	$(30,956)	$(45,174)	Net income
(a) See Note 13 for additional details.

F 42	FORM 10-K SONOCO 2018 ANNUAL REPORT

The following table summarizes the tax (expense) benefit amounts for the other comprehensive loss components for the years ended December 31, 2018 and 2017:

	For the year ended December 31, 2018				For the year ended December 31, 2017
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount		Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items	$(53,504)	$—	$(53,504)		$88,003	$—	$88,003
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	897	—	897		—	—	—
Gains and losses on foreign currency items:	(52,607)	—	(52,607)	—	88,003	—	88,003
Defined benefit pension items:
Other comprehensive income/(loss) before reclassifications	(63,259)	13,027	(50,232)		13,118	(3,278)	9,840
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	37,675	(7,687)	29,988		71,622	(21,773)	49,849
Net other comprehensive income/(loss) from defined benefit pension items	(25,584)	5,340	(20,244)		84,740	(25,051)	59,689
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	(2,096)	716	(1,380)		3,355	(1089)	2,266
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	108	(37)	71		(6,641)	1,966	(4,675)
Amounts reclassified from accumulated other comprehensive income/(loss) to fixed assets	(305)	—	(305)		64	—	64
Net other comprehensive income/(loss) from cash flow hedges	(2,293)	679	(1,614)		(3,222)	877	(2,345)
Other comprehensive income/(loss)	$(80,484)	$6,019	$(74,465)		$169,521	$(24,174)	$145,347

The change in defined benefit plans includes pretax changes of $(71) and $(836) during the years ended December 31, 2018 and 2017, related to one of the Company’s equity method investments.

F 43	FORM 10-K SONOCO 2018 ANNUAL REPORT

20. Selected quarterly financial data
The following table sets forth selected quarterly financial data of the Company:

(unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter*
2018
Net sales	$1,304,187	$1,366,373	$1,364,762	$1,355,616
Gross profit	250,602	276,460	259,636	254,308
Restructuring/Asset impairment charges	3,063	3,567	22,061	11,380
Net income attributable to Sonoco	74,055	89,412	72,415	77,678
Per common share:
Net income attributable to Sonoco:
- basic	$0.74	$0.89	$0.72	$0.78
- diluted	$0.73	$0.88	$0.72	$0.77
Cash dividends
- common	$0.39	$0.41	$0.41	$0.41
Market price
- high	55.43	53.80	58.69	58.31
- low	46.55	46.94	51.18	50.30
2017
Net sales	$1,172,324	$1,240,674	$1,324,634	$1,299,018
Gross profit	222,979	238,385	252,879	242,420
Restructuring/Asset impairment charges	4,111	7,897	511	25,900
Net income attributable to Sonoco	53,733	43,125	72,812	5,675
Per common share:
Net income attributable to Sonoco:
- basic	0.54	0.43	0.73	$.06
- diluted	0.53	0.43	0.72	.06
Cash dividends
- common	0.37	0.39	0.39	0.39
Market price
- high	55.58	54.00	53.77	55.77
- low	51.87	49.66	47.10	50.39

* Net income attributable to Sonoco in the fourth quarter of 2017 includes an additional tax provision of $51,265 resulting from new U.S. tax reform legislation

F 44	FORM 10-K SONOCO 2018 ANNUAL REPORT

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure
None.
Item 9A. Controls and procedures
Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), conducted an evaluation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our disclosure controls and procedures are designed to ensure that information disclosed in the reports that we file or submit is recorded, processed, summarized and reported within the relevant time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K, were effective.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, the end of the period covered by this report based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").
Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018. In conducting management's evaluation as described above, Highland Packaging Solutions, acquired April 12, 2018, as well as Conitex Sonoco (BVI), Ltd ("Conitex Sonoco") and Compositub, each acquired October 1, 2018, were excluded. The operations of Highland Packaging Solutions, Conitex Sonoco and Compositub, excluded from management's assessment of internal control over financial reporting, collectively represent approximately 2.6% of the Company's consolidated revenues and approximately 6.2% of total assets as of December 31, 2018.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2018 as stated in their report, which appears at the beginning of Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the three months ended December 31, 2018, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
The Company's management, including the CEO and CFO, does not expect that the Company's disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. Internal control over financial reporting, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives will be met. Because of the inherent limitations in internal control over financial reporting, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected timely.
Item 9B. Other information
Not applicable.

34	FORM 10-K SONOCO 2018 ANNUAL REPORT

PART III
Item 10. Directors, executive officers and corporate governance
The information set forth in the Company’s definitive Proxy Statement for the annual meeting of shareholders to be held on April 17, 2019 (the Proxy Statement), under the captions “Proposal 1: Election of Directors,” “Information Concerning Directors Whose Terms Continue,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference. Information about executive officers of the Company is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”
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
Audit Committee Members – The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The audit committee is comprised of the following members: Thomas E. Whiddon, Chairman; Sundaram Nagajaran; Philippe Guillemot; Marc D. Oken; Blythe J. McGarvie; and Richard G. Kyle.
Audit Committee Financial Expert – The Company’s Board of Directors has determined that the Company has at least three “audit committee financial experts,” as that term is defined by Item 407(d)(5) of Regulation S-K promulgated by the Securities and Exchange Commission, serving on its audit committee. Thomas E. Whiddon, Blythe J. McGarvie, and Marc D. Oken meet the terms of the definition and are independent based on the criteria in the New York Stock Exchange Listing Standards. Pursuant to the terms of Item 407(d)(5) of Regulation S-K, a person who is determined to be an “audit committee financial expert” will not be deemed an expert for any purpose as a result of being designated or identified as an “audit committee financial expert” pursuant to Item 407, and such designation or identification does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and Board of Directors in the absence of such designation or identification. Further, the designation or identification of a person as an “audit committee financial expert” pursuant to Item 407 does not affect the duties, obligations or liability of any other member of the audit committee or Board of Directors.
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

Equity Compensation Plan Information
The following table sets forth aggregated information about all of the Company’s compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance as of December 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[1] (c)
Equity compensation plans approved by security holders	3,184,326	$47.41	6,038,715
Equity compensation plans not approved by security holders	—	—	—
Total	3,184,326	$47.41	6,038,715

[1]	The Sonoco Products Company 2014 Long-term Incentive Plan was adopted at the Company’s 2014 Annual Meeting of Shareholders. The maximum number of shares of common stock that may be issued under this plan was set at 10,381,533 shares, which included all shares remaining under the 2012 Plan and an additional 4,500,000 shares authorized under the 2014 Plan. Awards granted under all previous plans which are forfeited, expire or are cancelled without delivery of shares, or which result in forfeiture of shares back to the Company, will be added to the total shares available under the 2014 Plan. At December 31, 2018, a total of 6,038,715 shares remain available for future grant under the 2014 Plan.
The weighted-average exercise price of $47.41 relates to stock appreciation rights, which account for 1,832,358 of the 3,184,326 securities issuable upon exercise. The remaining 1,351,968 securities relate to deferred compensation stock units, performance-contingent restricted stock units and restricted stock unit awards that have no exercise price requirement.
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

35	FORM 10-K SONOCO 2018 ANNUAL REPORT

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
		– Report of Independent Registered Public Accounting Firm
		– Consolidated Balance Sheets as of December 31, 2018 and 2017
		– Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016
		– Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016
		– Consolidated Statements of Changes in Total Equity for the years ended December 31, 2018, 2017 and 2016
		– Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
		– Notes to Consolidated Financial Statements
	2	Financial Statement Schedules
		Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2018, 2017 and 2016

Column A	Column B	Column C - Additions				Column D		Column E
Description	Balance at Beginning of Year	Charged to Costs and Expenses		Charged to Other		Deductions		Balance at End of Year
2018
Allowance for Doubtful Accounts	$9,913	$3,471		$(425)	1	$1,267	2	$11,692
LIFO Reserve	17,632	1,222	3	—		—		18,854
Valuation Allowance on Deferred Tax Assets	47,199	(11,187)		70,993	4	3,716	5	103,289
2017
Allowance for Doubtful Accounts	$10,884	$1,439		$243	1	$2,653	2	$9,913
LIFO Reserve	17,319	313	3	—		—		17,632
Valuation Allowance on Deferred Tax Assets	49,797	6,967		(2,365)	4	7,200	5	47,199
2016
Allowance for Doubtful Accounts	$11,069	$1,566		$(86)	1	$1665	2	$10,884
LIFO Reserve	18,894	(1575)	3	—		—		17,319
Valuation Allowance on Deferred Tax Assets	49,464	3,273		(306)	4	2,634	5	49,797

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

3	The exhibits listed on the Exhibit Index to this Form 10-K are incorporated herein by reference.

Item 16. Form 10-K summary
The Company has chosen not to provide a Form 10-K summary.

36	FORM 10-K SONOCO 2018 ANNUAL REPORT

Exhibit Index

3-1	Restated Articles of Incorporation, as amended through June 7, 2017 (incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2017)
3-2	By-Laws of Sonoco Products Company; as amended October 1, 2018 (incorporated by reference to the Registrant's Form 8-K filed October 1, 2018)
4-1	Indenture, dated as of June 15, 1991, between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))
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

10-1	1991 Sonoco Products Company Key Employee Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)
10-2	Sonoco Products Company 1996 Non-employee Directors’ Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)
10-3	Sonoco Retirement and Savings Plan (formerly the Sonoco Savings Plan), as amended (incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2012).
10-4	Sonoco Products Company 2008 Long-term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2008)
10-5	Sonoco Products Company 2012 Long-term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 18, 2012)
10-6	Sonoco Products Company 2014 Long-term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2014)
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
10-14
Description of Stock Appreciation Rights and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 12, 2014 (incorporated by reference to Registrant's Form 8-K filed February 18, 2014)

10-15
Description of Stock Appreciation Rights, Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 11, 2015 (incorporated by reference to Registrant’s Form 8-K filed February 17, 2015)

10-16
Description of Stock Appreciation Rights, Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 10, 2016 (incorporated by reference to Registrant’s Form 8-K filed February 16, 2016)

10-17
Description of Stock Appreciation Rights, Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 8, 2017 (incorporated by reference to Registrant’s Form 8-K filed February 14, 2017)

10-18
Description of Stock Appreciation Rights, Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 14, 2018 (incorporated by reference to Registrant's Form 8-K filed February 20, 2018)

10-19
Description of Stock Appreciation Rights, Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 13, 2019 (incorporated by reference to Registrant's Form 8-K filed February 19, 2019)

10-20	Unsecured Five-Year Fixed Rate Assignable Loan Agreement, dated May 25, 2016 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended July 3, 2016)
10-21	Three-year Term Loan Agreement dated March 13, 2017 between the Registrant and Bank of America, N.A. (incorporated by reference to the Registrant's Form 10-Q for the quarter ended April 2, 2017)

37	FORM 10-K SONOCO 2018 ANNUAL REPORT

10-22	Credit Facility, effective July 20, 2017 (incorporated by reference to Registrant's Form 10-Q for the quarter ended July 2, 2017)
10-23	Term Loan Agreement between Sonoco Products Company and Bank of America, N.A. dated April 12, 2018
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm with respect to Registrant’s Form 10-K
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)
99	Proxy Statement, filed in conjunction with annual shareholders’ meeting scheduled for April 17, 2019 (to be filed within 120 days after December 31, 2018)
101
The following materials from Sonoco Products Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2018 and 2017, (ii) Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iv) Consolidated Statements of Changes in Total Equity for the years ended December 31, 2018, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, and (vi) Notes to the Consolidated Financial Statements.

38	FORM 10-K SONOCO 2018 ANNUAL REPORT

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of February 2019.

SONOCO PRODUCTS COMPANY

/s/ R.C. Tiede
R.C. Tiede
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 28th day of February 2019.

/s/ Barry L. Saunders	/s/ James W. Kirkland
Barry L. Saunders	James W. Kirkland
Senior Vice President and Chief Financial Officer	Corporate Controller
(principal financial officer)	(principal accounting officer)

/s/ H.E. DeLoach, Jr.	Director (Executive Chairman)
H.E. DeLoach, Jr.

/s/ R. C. Tiede	President, Chief Executive Officer and Director
R.C. Tiede

/s/ H.A. Cockrell	Director
H.A. Cockrell

/s/ P.L. Davies	Director
P.L. Davies

/s/ T.J. Drew	Director
T.J. Drew

/s/ P. Guillemot	Director
P. Guillemot

/s/ J.R. Haley	Director
J.R. Haley

/s/ R.G. Kyle	Director
R.G. Kyle

/s/ B.J. McGarvie	Director
B.J. McGarvie

/s/ J.M. Micali	Director
J.M. Micali

/s/ S. Nagarajan	Director
S. Nagarajan

/s/ M.D. Oken	Director
M.D. Oken

/s/ T.E. Whiddon	Director
T.E. Whiddon

39	FORM 10-K SONOCO 2018 ANNUAL REPORT